Form 10-Q
period 2009-09-30
Addus HomeCare Corp
filed 2009-11-20
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-34504

ADDUS HOMECARE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-5340172
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2401 South Plum Grove Road

Palatine, Illinois 60067

(Address of principal executive offices)

(847) 303-5300

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock $0.001 par value

Shares outstanding at November 2, 2009: 10,496,251

ADDUS HOMECARE CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2009 and December 31, 2008

(amounts in thousands, except share and per share data)

(Unaudited)

	2009	2008
Assets

Current assets
Cash	$2,620	$6,113
Accounts receivable, net of allowances of $3,710 and $2,693 in 2009 and 2008, respectively	62,506	49,237
Prepaid expenses and other current assets	6,977	5,147
Deferred tax assets	4,391	3,826
Income taxes receivable	—	460

Total current assets	76,494	64,783

Property and equipment, net of accumulated depreciation and amortization	3,064	3,421

Other assets
Goodwill	48,186	47,926
Intangibles, net of accumulated amortization	14,070	17,035
Deferred tax assets	907	1,223
Other assets	2,111	1,360

Total other assets	65,274	67,544

Total assets	$144,832	$135,748

Liabilities and stockholders’ equity

Current liabilities
Accounts payable	$3,887	$3,879
Accrued expenses	29,675	22,721
Current maturities of long-term debt	10,223	7,101
Deferred revenue	1,871	2,175

Total current liabilities	45,656	35,876

Preferred stock dividends, undeclared subject to payment on conversion to common stock	12,663	9,222
Long-term debt, less current maturities	49,781	56,075

Total liabilities	108,100	101,173

Commitments, contingencies and other matters

Stockholders’ equity
Preferred stock—$.001 par value; 100,000 authorized and 37,750 shares issued and outstanding	37,750	37,750
Common stock—$.001 par value; 40,000,000 authorized and 1,019,250 shares issued and outstanding	1	1
Preferred stock dividends, undeclared subject to payment on conversion to common stock	(12,663)	(9,222)
Additional paid-in capital	1,641	1,429
Retained earnings	10,003	4,617

Total stockholders’ equity	36,732	34,575

Total liabilities and stockholders’ equity	$144,832	$135,748

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months Ended September 30, 2009 and 2008

(amounts in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Net service revenues	$66,803	$62,709	$193,608	$173,577
Cost of service revenues	47,148	44,844	136,588	123,580

Gross profit	19,655	17,865	57,020	49,997

General and administrative expenses	14,375	13,346	42,358	38,004
Depreciation and amortization	1,234	1,604	3,678	4,445

Total operating expenses	15,609	14,950	46,036	42,449

Operating income	4,046	2,915	10,984	7,548
Interest expense, net	(1,021)	(1,256)	(3,189)	(3,840)

Income before income taxes	3,025	1,659	7,795	3,708
Income tax expense	935	348	2,409	778

Net income	2,090	1,311	5,386	2,930
Less: Preferred stock dividends, undeclared subject to payment on conversion to common stock	(1,157)	(1,038)	(3,441)	(3,114)

Net income (loss) attributable to common shareholders	$933	$273	$1,945	$(184)

Income (loss) per common share:
Basic	$0.92	$0.27	$1.91	$(0.18)
Diluted	$0.40	$0.26	$1.04	$(0.18)

Weighted average number of common shares and potential common shares outstanding:
Basic	1,019,250	1,019,250	1,019,250	1,019,250
Diluted	5,162,358	5,117,927	5,167,261	1,019,250

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2009

(amounts in thousands, except share data)

(Unaudited)

	Common Stock		Preferred Stock			Paid-In	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Dividends	Capital	Earnings	Equity
Balance at December 31, 2008	1,019,250	$1	37,750	$37,750	$(9,222)	$1,429	$4,617	$34,575
Dividends accrued on preferred stock	—	—	—	—	(3,441)	—	—	(3,441)
Stock-based compensation	—	—	—	—	—	212	—	212
Net income	—	—	—	—	—	—	5,386	5,386

Balance at September 30, 2009	1,019,250	$1	37,750	$37,750	$(12,663)	$1,641	$10,003	$36,732

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2009 and 2008

(amounts in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities
Net income	$5,386	$2,930
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,678	4,445
Deferred income taxes	(249)	(641)
Change in fair value of financial instrument	(395)	216
Stock-based compensation	212	277
Amortization of debt issuance costs	530	318
Provision for doubtful accounts	2,097	1,755
Gain on sale of assets	—	(14)
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	(15,366)	(6,928)
Prepaid expenses and other current assets	(1,830)	(3,175)
Checks issued against future deposits	—	(3,956)
Accounts payable	862	494
Accrued expenses	7,038	7,972
Deferred revenue	(304)	133
Income taxes	93	(292)

Net cash provided by operating activities	1,752	3,534

Cash flows from investing activities
Acquisitions of businesses, net of cash received	(1,717)	(4,809)
Proceeds on sale of equipment	—	17
Purchases of property and equipment	(356)	(259)

Net cash used in investing activities	(2,073)	(5,051)

Cash flows from financing activities
Borrowings on term loan	—	5,700
Payments on term loan	(4,987)	(3,529)
Net borrowings on revolving credit loan	306	2,213
Net borrowings (repayments) on other notes	1,509	(29)

Net cash provided by (used in) financing activities	(3,172)	4,355

Net change in cash	(3,493)	2,838
Cash, at beginning of period	6,113	21

Cash, at end of period	$2,620	$2,859

Supplemental disclosures of cash flow information
Cash paid for interest	$3,204	$3,416
Cash paid for income taxes	1,988	2,332

Supplemental disclosures of non-cash investing and financing activities
Contingent and deferred consideration accrued for acquisitions	$175	$300
Undeclared accrued preferred stock dividend	3,441	3,114

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

1. Nature of Operations

Addus HomeCare Corporation (f/k/a Addus Holding Corporation) (“Holdings”) and its subsidiaries (together with Holdings, the “Company”) provides home & community and home health services through a network of locations throughout the United States. These services are primarily performed in the homes of the consumers. The Company’s home & community services include assistance to the elderly, chronically ill and disabled with bathing, grooming, dressing, personal hygiene and medication reminders, and other activities of daily living. Home & community services are primarily performed under agreements with state and local governmental agencies. The Company’s home health services are operated through licensed and Medicare certified offices that provide physical, occupational and speech therapy, as well as skilled nursing services to pediatric, adult infirm and elderly patients. Home health services are reimbursed from Medicare, Medicaid and Medicaid-waiver programs, commercial insurance and private payors.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”) with the SEC on October 29, 2009 (the “Prospectus”). The December 31, 2008 consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, the financial statements reflect all adjustments (all of which are of a normal and recurring nature), which are necessary to present fairly the financial position at September 30, 2009 and December 31, 2008, the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2009 and 2008, condensed consolidated statements of stockholders’ equity as of September 30, 2009, and condensed consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008. The Company has evaluated subsequent events through November 19, 2009 which is the date that these consolidated financial statements were issued. The results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009. All references to September 30, 2009 or to the three and nine months ended September 30, 2009 and 2008 in the notes to the condensed consolidated financial statements are unaudited.

On July 10, 2009, Holdings changed its name to Addus HomeCare Corporation from Addus Holding Corporation.

On October 1, 2009, Holdings’ board of directors approved a 10.8-for-1 stock split, increasing the number of issued and outstanding shares of common stock from 94,375 to 1,019,250. All share and per share data, except for par value, have been adjusted to reflect the stock split for all periods presented. In conjunction with this stock split, Holdings’ board of directors and stockholders approved an increase in the number of authorized shares of common stock to 40,000,000.

During the three months ended September 30, 2009, the Financial Accounting Standards Board (the “FASB”) Accounting Standards CodificationTM (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162, (the “Codification”) (previously “SFAS 168”) became effective. Accordingly, the Codification became the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The implementation of the Codification did not have an impact on the Company’s consolidated financial statements, as it did not modify any existing authoritative GAAP.

Principles of Consolidation

All intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

The Company generates net service revenues by providing home & community services and home health services directly to consumers. The Company receives payments for providing such services from federal, state and local governmental agencies, the Veterans Health Administration, commercial insurers and private individuals.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in thousands, except share and per share data)

(Unaudited)

Home & Community

The home & community segment net service revenues are principally provided based on authorized hours, determined by the relevant agency, at an hourly rate specified in agreements or fixed by legislation and recognized as revenues at the time services are rendered. Home & community net service revenues are reimbursed by state, local and other governmental programs which are partially funded by Medicaid or Medicaid waiver programs, with the remainder reimbursed through private duty and insurance programs.

Home Health

The home health segment net service revenues are generated on a per episode or per visit basis. Home health segment net service revenues consist of approximately 60% of Medicare services with the balance being non-Medicare services derived from Medicaid, commercial insurers and private duty. Home health net service revenues reimbursed by Medicare are based on episodes of care. Under the Medicare Prospective Payment System (“PPS”), an episode of care is defined as a length of care up to 60 days with multiple continuous episodes allowed per patient. Medicare billings under PPS vary based on the severity of the patient’s condition and are subject to adjustment, both positive and negative, for changes in the patient’s medical condition and certain other reasons. At the inception of each episode of care a request for anticipated payment (“RAP”) is submitted to Medicare for 50% to 60% of the estimated PPS reimbursement. The Company estimates the net PPS revenues to be earned during an episode of care based on the initial RAP billing, historical trends and other known factors. The net PPS revenues are initially recognized as deferred revenues and subsequently amortized as net service revenues ratably over the 60-day episodic period. At the end of each episode of care a final claim billing is submitted to Medicare and any changes between the initial RAP and final claim billings are recorded as an adjustment to net service revenues. No significant adjustments from initial estimates have been recorded as a result of the process. Other non-Medicare services are primarily provided on a per visit basis determinable and recognized as revenues at the time services are rendered.

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates may change in the near term. The Company believes that it is in compliance in all material respects with all applicable laws and regulations.

Allowance for Doubtful Accounts

The Company establishes its allowance for doubtful accounts to the extent it is probable that a portion or all of a particular account will not be collected. The Company estimates its allowance for doubtful accounts primarily by aging receivables utilizing eight aging categories, and applying its historical collection rates to each aging category, taking into consideration factors that might impact the use of historical collection rates or payor groups, with certain large payors analyzed separately from other payor groups. In the Company’s evaluation of these estimates, it also considers delays in payment trends in individual states due to budget or funding issues, billing conversions related to acquisitions or internal systems, resubmission of bills with required documentation and disputes with specific payors, which historically have been insignificant. An allowance for doubtful accounts is maintained at a level management believes is sufficient to cover potential losses.

Goodwill

The Company’s carrying value of goodwill is the residual of the purchase price over the fair value of the net assets acquired from various acquisitions including the acquisition of Addus HealthCare, Inc. (“Addus HealthCare”) in 2006. In accordance with Statement of Financial Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (ASC Topic 350), goodwill and intangible assets with indefinite useful lives, of which the Company has none, are not amortized. The Company tests goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. Goodwill and indefinite lived intangible assets are required to be tested for impairment at least annually using a two-step method. The first step in the evaluation of goodwill impairment involves comparing the current fair value of each reporting unit to the recorded value, including goodwill. The Company uses a discounted cash flow model (“DCF model”) to determine the current fair value of each reporting unit. The DCF model was prepared using revenue and expense projections based on the Company’s current operating plan. As such, a number of significant assumptions and estimates are involved in the application of the DCF model to forecast revenue growth, price changes, gross profits, operating expenses and operating cash flows. The cash flows were discounted using a weighted average cost of capital ranging from 12.5% to 17.0%, which was management’s best estimate based on the capital structure of the Company and external industry data.

As part of the second step of this evaluation, if the carrying value of goodwill exceeds its fair value an impairment loss would be recognized. No impairment in the carrying value of goodwill was recognized in the three and nine months ended September 30, 2009 and 2008.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in thousands, except share and per share data)

(Unaudited)

Intangible Assets

The Company’s identifiable intangible assets consist of customer and referral relationships, tradenames, trademarks and non-compete agreements. Amortization is computed using straight-line and accelerated methods based upon the estimated useful lives of the respective assets, which range from two to 25 years.

Long-Lived Assets

The Company reviews its long-lived assets (except goodwill, as described above) for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine if impairment exists, the Company compares the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset, generally determined by discounting the estimated future cash flows. No impairment charge was recorded in the three and nine months ended September 30, 2009 and 2008.

Debt Issuance Costs

The Company amortizes debt issuance costs on a straight-line method over the term of its credit facility agreement.

Workers’ Compensation Program

The Company’s workers’ compensation program has a $350 deductible component. The Company recognizes its obligations associated with this program in the period the claim is incurred. The cost of both the claims reported and claims incurred but not reported, up to the deductible, have been accrued based on historical claims experience, industry statistics and an actuarial analysis performed by an independent third party. The future claims payments related to the workers’ compensation program are secured by letters of credit.

Derivative Financial Instrument

The Company utilizes a derivative financial instrument to minimize interest rate risk. The Company’s derivative instrument consists of a three-year interest rate agreement designed to reduce the variability of cash flows associated with a portion of the Company’s term debt. As the hedge accounting criteria established in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (ASC Topic 815) have not been met, the Company accounts for the instrument at its fair value and recognizes any changes in its fair value in earnings for the period.

SFAS No. 157, “Fair Value Measurements” (ASC Topic 820) establishes a three-tier fair value hierarchy, which categorizes the inputs used in measuring fair value. These categories include, in descending order of priority: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The fair value of the swap is calculated using proprietary models utilizing observable inputs (Level 2) as well as future assumptions related to interest rates and other applicable variables. These calculations are performed by the financial institution which is counterparty to the applicable swap agreement. The Company uses these reported fair values to adjust the asset or liability as appropriate.

Income Taxes

        The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes” (ASC Topic 740). The objective of accounting for income taxes is to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in its financial statements or tax returns. Deferred taxes, resulting from differences between the financial and tax basis of the Company’s assets and liabilities, are also adjusted for changes in tax rates and tax laws when changes are enacted. ASC Topic 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. ASC Topic 740 also prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. In addition, ASC Topic 740 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions.

Stock-based Compensation

The Company has a stock incentive plan that provides for stock-based employee compensation. The Company accounts for stock-based compensation in accordance with ASC Topic 718. Compensation expense is recognized on a graded method over the vesting period of the awards based on the fair value of the options. The fair value is based on

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in thousands, except share and per share data)

(Unaudited)

management’s best estimate of the stock price volatility, dividend yield and expected option lives as of the grant date and calculated using the Black-Scholes option pricing model. The discount rate used in the calculation represents the U.S. Treasury yield curve rate.

Net Income (Loss) Per Common Share

Net income (loss) per common share, calculated on the treasury stock method, is based on the weighted average number of shares outstanding during the period. The Company’s outstanding securities that may potentially dilute the common stock are stock options and convertible preferred stock. For the nine months ended September 30, 2008, the Company reported a net loss available to common stockholders. With a net loss any potentially dilutive securities would be antidilutive, therefore, no additional shares were considered in the calculation of diluted earnings per share.

Estimates

The financial statements are prepared by management in conformity with generally accepted accounting principles and include estimated amounts and certain disclosures based on assumptions about future events. Accordingly, actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, payables and debt. The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments. The Company’s long-term debt approximates fair value based on instruments with similar terms.

Reclassifications

Certain reclassifications have been made to prior period amounts in order to conform to the current year presentation. Such reclassifications had no effect on the previously reported net income.

New Accounting Pronouncements

In January 2009, the Company adopted SFAS No. 141(R), Business Combinations (ASC Topic 805), which continues the evolution toward fair value reporting and significantly changes the accounting for acquisitions that closed beginning in 2009, both at the acquisition date and in subsequent periods. In April 2009, the FASB issued Staff Position 141R-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (ASC Topic 805-20), which modifies the accounting and reporting of business combinations. These statements retain the fundamental principles of the purchase method of accounting for business combinations; however, they require several changes in the way the assets and liabilities are recognized in an acquisition. These statements require an acquirer to recognize all the assets acquired and liabilities assumed, excluding contingent consideration, in a transaction at the acquisition-date fair value with limited exceptions. These statements also require acquisition related costs, including due diligence fees, to be expensed. These statements introduce new accounting concepts and valuation complexities, and many of the changes have the potential to generate greater earnings volatility after an acquisition. The effect of the adoption of these statements on the Company’s results of operations and financial condition will depend on the nature and size of the acquisitions that take place after their effective date.

The Company adopted the remaining provisions of SFAS No. 157, “Fair Value Measurements” (ASC Topic 820), in January 2009, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of ASC Topic 820 did not have a material effect on the Company’s results of operations and financial position.

        In January 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (ASC Topic 815), which requires, among other things, enhanced disclosure about the volume and nature of derivative and hedging activities and a tabular summary showing the fair value of derivative instruments included in the statement of financial position and statement of operations. ASC Topic 815 also requires expanded disclosure of contingencies included in derivative instruments related to credit risk. The adoption of ASC Topic 815 did not have a material effect on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (ASC Topic 820-10-50), which expands to interim periods the existing annual requirement to disclose the fair value of financial instruments that are not reflected on the balance sheet at fair value. ASC Topic 820-10-50 will be effective and could potentially require additional disclosures in interim periods after the Company’s fiscal year ending 2009. The Company is evaluating the impact the adoption of this statement will have on its financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (ASC Topic 820), which provides additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. Additionally, ASC Topic 820 requires additional disclosures regarding fair value in interim and annual reports. This FSP is effective for interim and annual periods ending after June 15, 2009. The adoption of ASC Topic 820 did not have a material impact on the Company’s financial statements.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in thousands, except share and per share data)

(Unaudited)

The FASB issued SFAS No. 165, Subsequent Events (ASC Topic 855), on May 28, 2009, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of this statement has not had a material effect on the financial reports of the Company. See “Basis of Presentation” above.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (ASC Topic 810), which improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in the SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. ASC Topic 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of ASC Topic 810 will have on its financial statements.

3. Acquisitions

In 2008, the Company acquired four agencies containing several locations. The purchase price of each acquisition was determined based on, among other things, comparable acquisitions and the expected EBITDA and cash flows of the business being acquired. All of the acquisitions were accounted for in accordance with purchase accounting under the provisions of SFAS No. 141, “Business Combinations” (ASC Topic 805), and included in the Company’s financial statements from the respective acquisition date. The purchase price of each acquisition typically consisted of cash and either a subordinated promissory note or contingent cash consideration if certain targets were met. Goodwill and identifiable intangible assets were recognized on each acquisition.

On April 1, 2008, the Company acquired an agency providing home & community services and home health services through thirteen locations in Idaho, Montana and Nevada for $2,000 in cash at closing, a $1,250 subordinated promissory note bearing interest at 8.0%, $350 in contingent cash consideration that was earned in 2008 and a deferred purchase price payment of $125. The contingent cash consideration was based on the acquired business’ EBITDA for calendar 2008. The contingent and deferred consideration were both paid as of September 30, 2009. An additional $475 in contingent cash consideration may become payable if the acquired business meets its EBITDA target for 2009. The acquisition was financed with a $2,500 term loan advance. Goodwill of $2,042, identifiable intangible assets of $1,864 and other assets of $30 were recognized in connection with the acquisition.

In June 2008 the Company acquired in two separate transactions, two agencies providing home & community services in Nevada and four locations in North Carolina for $1,300 in cash, $521 in contingent cash consideration and a $125 deferred purchase price payment. The contingent cash consideration was based on post-acquisition client service levels of one of the acquired businesses. An additional $679 in contingent cash consideration may become payable based on client service levels of one of the acquired businesses in 2009 and 2010. A total of $125 in deferred purchase price was unpaid at September 30, 2009. The acquisition was financed with $2,700 in term loan advances. Goodwill of $1,171, identifiable intangible assets of $940, and other assets of $45 were recognized in connection with these acquisitions.

On September 25, 2008, the Company acquired a Medicare certified home health agency in Indiana for $300 in cash, a $100 subordinated promissory note and a $50 deferred purchase price payment. The deferred purchase price was unpaid as of September 30, 2009. A $500 term loan advance was used to finance this acquisition. Goodwill of $229, identifiable intangible assets of $300 and other assets of $10 were recognized in connection with the acquisition.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in thousands, except share and per share data)

(Unaudited)

During the first nine months of 2009, $1,717 of contingent consideration was paid by the Company from prior year acquisitions.

The following table contains unaudited pro forma consolidated income statement information for the three and nine months ended September 30, 2008 assuming all 2008 acquisitions closed January 1, 2008:

	For the Three Months Ended September 30, 2008	For the Nine Months Ended September 30, 2008
Net service revenues	$62,831	$179,418
Operating income	2,872	7,383
Net income	1,266	2,631
Preferred stock dividends, undeclared subject to payment upon conversion	(1,038)	(3,114)
Net income (loss) attributable to common shareholders	$228	$(483)
Diluted income (loss) per share	$0.25	$(0.47)

The pro forma disclosures in the table above include adjustments for interest expense, amortization of intangible assets and tax expense to reflect results that are more representative of the combined results of the transaction if they had occurred on January 1, 2008. This pro forma information is presented for illustrative purposes only and may not be indicative of the results of operation that would have actually occurred. In addition, future results may vary significantly from the results reflected in the pro forma information.

4. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consist of the following:

	September 30, 2009	December 31, 2008
Prepaid health insurance	$4,463	$3,113
Prepaid workers’ compensation and liability insurance	1,702	1,111
Prepaid rent and deposits	495	499
Other	317	424

	$6,977	$5,147

Other assets consist of the following:

	September 30, 2009	December 31, 2008
Deferred common stock issuance costs (see Note 13)	$1,282	$—
Debt issuance costs, net of accumulated amortization of $1,443 and $912 in 2009 and 2008, respectively	829	1,360

	$2,111	$1,360

Accrued expenses consisted of the following:

	September 30, 2009	December 31, 2008
Accrued payroll and compensation related	$15,016	$11,141
Accrued workers’ compensation insurance	7,076	5,620
Accrued payroll taxes	1,927	1,862
Accrued health insurance	3,022	1,848
Accrued interest, including mark-to-market adjustment	839	1,186
Other	1,795	1,064

	$29,675	$22,721

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in thousands, except share and per share data)

(Unaudited)

5. Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2009	December 31, 2008
Credit facility
Revolving credit loan	$8,000	$7,694
Term loan	48,382	53,369
Subordinated promissory note, due July 2010 and bearing interest at 8.0%	250	250
Subordinated promissory note, due October 2010 and bearing interest at 8.0%	500	500
Subordinated promissory note, due December 2010 and bearing interest at 8.0%	1,250	1,250
Subordinated promissory note, due December 2010 and bearing interest at 6.0%	100	100
Subordinated insurance notes payable, due May 2010 and bearing interest at 4.68%	1,522	—
Other	—	13

Total	60,004	63,176
Less current maturities	(10,223)	(7,101)

Long-term debt	$49,781	$56,075

Under the Company’s credit facility as in effect on September 30, 2009 (the “existing credit facility”), interest on the borrowings was at an index, as defined, or LIBOR rate. The index base rate was the higher of the prime rate or the federal funds rate plus 50 basis points. For borrowings under the revolving credit loan portion of the existing credit facility, the interest rate included an applicable margin of 2.75% for an index rate loan and 3.75% for a LIBOR rate loan. For borrowings under the term loan portion of the existing credit facility, the interest rate included an applicable margin ranging from 2.50% to 3.50% for an index rate loan and 3.50% to 4.50% for a LIBOR rate loan, depending on the Company’s leverage ratio. At September 30, 2009, the Company’s revolving credit loan under the existing credit facility was at an index rate of 6.0%. The term loan portion of the existing credit facility was comprised of $381 at an index rate of 6.25% and $48,000 at a LIBOR rate of 4.24%. At September 30, 2009, the Company had $2,335 available under the revolving credit portion of the existing credit facility.

In conjunction with Holdings’ initial public offering of common stock completed on November 2, 2009 (the “IPO”), the Company repaid the entire balance of $57,185 outstanding under its existing credit facility as of November 2, 2009 and entered into a $50,000 new credit facility (the “new credit facility”) (see Note 13). In addition, deferred debt issuance costs relating to the existing credit facility totaling approximately $792 were written-off to interest expense in conjunction with the loan repayment.

During the second quarter of 2009 the Company financed its general liability and workers’ compensation insurance premiums with a $2,393 subordinated promissory note. The note is due May 2010, bears interest at 4.68% and requires monthly principal and interest payments.

The Company entered into an interest rate agreement to minimize significant fluctuations in cash flows caused by interest rate volatility on a portion of its term loan under the existing credit facility. The agreement has a notional value of $22,500 and provides for a LIBOR cap and floor rate, before applicable margin, of 6.0% and 3.72%, respectively. The interest rate agreement is for a period of three years and expires on March 5, 2010. This agreement was not designated as a cash flow hedge under the terms of ASC Topic 815. Accordingly, the change in the fair value of the interest rate swap agreements is recognized as interest expense in the Company’s consolidated statements of income.

The following is a reconciliation of the activity during the period regarding the Company’s interest rate agreement:

Liability balances as of December 31, 2008	$776
Interest expense (income)	(395)

Liability balances as of September 30, 2009	$381

The Company is exposed to credit losses in the event of non-performance by counterparties to the interest rate agreement, but the Company does not expect the counterparty to fail to meet its obligation. To manage credit risks, the Company selects counterparties based on credit ratings and monitors the market position of each counterparty as required by ASC Topic 815.

6. Preferred Stock

On September 19, 2006, Holdings issued 37,750 shares of series A preferred stock for $37,750. The series A preferred stock accumulated undeclared dividends at a rate of 10% per year, compounded annually, and participated in any dividends on the common stock based on the number of shares of common stock into which the series A preferred stock was convertible. All dividends were cumulative and accrued quarterly. At September 30, 2009, accrued but undeclared dividends of $12,663 have been reflected as a long-term liability and as a reduction of stockholders’ equity. In the absence of sufficient retained earnings or additional paid in capital, the undeclared dividends have been shown as a separate charge in the stockholders’ equity section. The board of directors has not declared any dividends on the common stock.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in thousands, except share and per share data)

(Unaudited)

Each share of series A preferred stock was entitled to the same number of votes and had the same voting rights as the number of shares of common stock into which such share of preferred stock was convertible. The series A preferred stockholders were permitted to convert their shares at any time into fully paid common stock at the prevailing conversion price. Automatic, or mandatory, conversion of the series A preferred stock at the prevailing conversion price, would occur upon consummation of an initial public offering meeting predetermined qualifying thresholds. As the preferred stockholders had the ability to convert their shares, all undeclared dividends have been reflected as a long-term liability. The Company’s existing credit facility restricted the declaration or payment of any dividends. In addition, the series A preferred stock had a liquidation preference equal to all accrued and unpaid dividends, plus $1,000 per share, subject to any adjustments to the conversion price. Holdings’ series A preferred stock was convertible into common stock based on a formula that was equal to the quotient obtained by multiplying the original stated amount of the series A preferred stock, or $1,000, by the number of shares of series A preferred stock being converted into common stock, and dividing the product by a conversion price of $9.2593, as adjusted for stock dividends, combinations and splits.

On November 2, 2009, Holdings completed its IPO and all of the outstanding shares of series A preferred stock were converted into 4,077,000 shares of common stock. Holdings paid $173 of the $13,109 in outstanding accumulated dividends as of November 2, 2009 with the remaining $12,936 being converted into dividend notes. On November 2, 2009, the Company made a mandatory payment of $4,000 on the dividend notes(see Note 13).

7. Income Taxes

A reconciliation of the statutory federal tax rate of 34% to the effective income tax rate of the Company is summarized as follows:

	For the Three and Nine Months Ended September 30,
	2009	2008
Federal income tax at statutory rate	34.0%	34.0%
State and local taxes, net of federal benefit	4.3	4.3
Jobs tax credits, net	(8.2)	(19.0)
Nondeductible meals and entertainment	0.5	0.8
Other nondeductible expenses	0.3	0.9

Effective income tax rate	30.9%	21.0%

8. Net Income (loss) Per Share

The Company accounts for net income per share in accordance with FAS No. 128, “Earnings per Share” (ASC Topic 260), which requires the presentation of “basic” income per share and “diluted” income per share. Basic income per share is computed by dividing the net income by the weighted-average shares of outstanding common stock. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average shares of common stock outstanding and dilutive potential common stock equivalents. Dilutive common stock equivalent shares consist of stock options and convertible preferred stock.

The components of net income (loss) available for the diluted per-share calculation and diluted weighted average common shares outstanding are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss) available for diluted per-share calculation:
Net income (loss) attributable to common shareholders	$933	$273	$1,945	$(184)
Assumed conversion of preferred stock and add-back of dividends recorded for the period	1,157	1,038	3,441	—

Net income (loss) available for diluted per-share	$2,090	$1,311	$5,386	$(184)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted average diluted shares outstanding calculation:
Basic weighted average common shares outstanding	1,019,250	1,019,250	1,019,250	1,019,250
Dilutive effect of stock options	66,108	21,677	71,011	—
Assumed conversion of preferred stock	4,077,000	4,077,000	4,077,000	—

Diluted weighted average common shares outstanding	5,162,358	5,117,927	5,167,261	1,019,250

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in thousands, except share and per share data)

(Unaudited)

For the nine months ended September 30, 2008, the Company reported a net loss available to common stockholders. With a net loss any potentially dilutive securities would be antidilutive, therefore, no additional shares were considered for the assumed conversion of preferred stock and stock options in the calculation of diluted earnings per share.

9. Stockholder’s Equity

2009 Stock Incentive Plan

In September 2009, the Company’s board of directors and stockholders adopted and approved the Addus HomeCare Corporation 2009 Stock Incentive Plan (the “2009 Plan”). The 2009 Plan provides for the grant of 750,000 incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, deferred stock units, restricted stock units, other stock units and performance shares.

10. Segment Data

The Company provides home & community and home health services primarily in the home of the consumer. The Company’s locations and operations are organized principally along these lines of service. The home & community and home health services lines have been identified as reportable segments applying the criteria in SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information (ASC Topic 280). The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. Intersegment net service revenues are not significant. All services are provided in the United States.

The Company evaluates the performance of its segments through operating income which excludes corporate depreciation and general corporate expenses. General corporate expenses consist principally of accounting and finance, information systems, billing and collections, human resources and national sales and marketing administration.

The following is a summary of segment information for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net service revenue
Home & Community	$53,886	$50,663	$156,387	$138,550
Home Health	12,917	12,046	37,221	35,027

	$66,803	$62,709	$193,608	$173,577

Operating income
Home & Community	$5,434	$4,752	$15,775	$12,860
Home Health	2,050	1,457	5,593	3,933
General corporate expenses & corporate depreciation	(3,438)	(3,294)	(10,384)	(9,245)

	$4,046	$2,915	$10,984	$7,548

Depreciation and Amortization
Home & Community	$844	$1,174	$2,511	$3,164
Home Health	188	230	581	689
Corporate	202	200	586	592

	$1,234	$1,604	$3,678	$4,445

11. Commitments and Contingencies

Contingent Payment

        In conjunction with the 2006 acquisition of Addus HealthCare, the sellers were entitled to receive a contingent payment equal to the lesser of $10,000 plus 8% per annum compounded annually or the net value of the Company less the target amount, as defined in the agreement. The target amount represented the total of (i) $37,750 plus 10% per annum compounded annually plus (ii) the cash consideration received from the issuance of any securities that were senior to the series A preferred stock (“Senior Securities”) and any accrued and unpaid dividends with respect to such Senior Securities, if any, less (iii) the principal amount of any series A preferred stock or Senior Securities that are redeemed or otherwise repurchased and any dividends paid or other distributions made on the series A preferred stock, Senior Securities or common stock of Holdings. The contingent payment amount was due upon the earliest of a public offering with net proceeds of not less than $50,000, the sale, liquidation or dissolution of the Company which results in a net value of the Company greater than the target amount or September 19, 2011. In conjunction with the IPO completed on November 2, 2009 and pursuant to the contingent payment agreement, the contingent payment recipients received an aggregate amount equal to $12,721, of which $1,802 was deemed interest expense and the remaining balance was recorded to goodwill (see Note 13).

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in thousands, except share and per share data)

(Unaudited)

Legal Proceedings

Addus HealthCare and the former stockholders of Addus HealthCare have been in arbitration with an insurance carrier that provided workers’ compensation insurance coverage from 1993 to 1997. The former stockholders of Addus HealthCare indemnified the Company for this obligation as part of the terms of the Addus HealthCare acquisition. The dispute pertained to certain amounts claimed to be due under the insurance program. In May 2009, the parties settled the dispute, with the execution of a definitive settlement agreement. The terms of the settlement agreement required the insurance carrier to draw down $1,782 from an outstanding letter of credit in full satisfaction of all amounts due as of September 30, 2008, and Addus HealthCare to provide a $218 letter of credit, subject to adjustment, as security for any insured losses paid by the insurance carrier after September 2008. The settlement draw and the issuance of the letter of credit were funded by escrow accounts previously set aside in conjunction with the acquisition of Addus HealthCare in 2006.

The Company is a party to other legal and/or administrative proceedings arising in the ordinary course of its business. It is the opinion of management that the outcome of such proceedings will not have a material effect on the Company’s financial position and results of operations.

Employment Agreements

The Company has entered into employment agreements with certain members of senior management. The terms of these agreements are up to four years and include non-compete and nondisclosure provisions, as well as provide for defined severance payments in the event of termination.

12. Significant Payors

A substantial portion of the Company’s net service revenues and accounts receivables are derived from services performed for federal, state and local governmental agencies. Medicare and one state governmental agency accounted for 11.8% and 34.9% of the Company’s net service revenues for the three months ended September 30, 2009, respectively, and 11.4% and 32.1% of the Company’s net service revenues for the three months ended September 30, 2008, respectively. Medicare and one state governmental agency accounted for 11.8% and 33.7% of the Company’s net service revenues for the nine months ended September 30, 2009, respectively, and 11.6% and 31.2% of the Company’s net service revenues for the nine months ended September 30, 2008, respectively. The related receivables due from Medicare and the state agency represented 8.8% and 45.0% of the Company’s accounts receivable at September 30, 2009, respectively, and 10.0% and 38.0% of the Company’s accounts receivable at December 31, 2008, respectively.

13. Subsequent Events

Stock Split and Increase in Authorized Shares

On October 1, 2009, Holdings’ board of directors approved a 10.8-for-1 stock split, increasing the number of issued and outstanding shares of common stock from 94,375 to 1,019,250. All share and per share data, except for par value, have been adjusted to reflect the stock split for all periods presented. In conjunction with this stock split, Holdings’ board of directors and stockholders approved an increase in the number of authorized shares of common stock to 40,000,000.

Initial Public Offering

On November 2, 2009, Holdings completed its IPO consisting of the sale of 5,400,000 shares of common stock at $10.00 per share. After deducting the underwriters’ discounts and before transaction fees and expenses, the net proceeds to the Company from the sale of shares in the IPO were $50,200.

New Credit Facility

On November 2, 2009, in conjunction with the IPO, the Company entered into a new senior secured credit facility, which the Company refers to as the new credit facility. The new credit facility provides a $50,000 revolving line of credit with a term of five years, and includes a $15,000 sublimit for the issuance of letters of credit. Substantially all of the subsidiaries of Addus HealthCare are co-borrowers, and Holdings has guaranteed the borrowers’ obligations under the new credit facility. The new credit facility is secured by a first priority security interest in all of Holdings’ and the borrowers’ current and future tangible and intangible assets, including the shares of stock of the borrowers.

The proceeds from the initial borrowings under the new credit facility were used, together with net proceeds from the Company’s IPO, to repay $57,185 outstanding under the Company’s existing credit facility as of November 2, 2009, to make a payment required by a contingent payment agreement previously entered into with the former owners of Addus HealthCare, to pay a portion of the dividends accrued on the Company’s series A preferred stock that converted into shares of the Company’s common stock in connection with the IPO, to pay a one-time consent fee to certain former holders of such shares of series A preferred stock, to pay the former Chairman of Addus HealthCare amounts required by his separation and general release agreement and to pay related fees and expenses.

The availability of funds under the new credit facility is based on the lesser of (i) the product of adjusted EBITDA, as defined, for the most recent 12-month period for which financial statements have been delivered under the new credit facility agreement multiplied by the specified advance multiple, up to 2.75, less the outstanding senior indebtedness and letters of credit, and (ii) $50,000 less the outstanding revolving loans and letters of credit. Interest on the amounts outstanding under the new credit facility is payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 460 basis points or the LIBOR rate for term periods of one, two, three or six months plus a margin of 460 basis points. Interest will be paid monthly or at the end of the relevant interest period, as determined in accordance with the new credit facility agreement. The borrowers will pay a fee equal to 0.5% per annum of the unused portion of the revolving portion of the new credit facility. Issued stand-by letters of credit will be charged at a rate of 2% per annum payable monthly.

        The new credit facility contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The new credit facility also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum fixed charge coverage ratio, a requirement to stay below a maximum senior leverage ratio and a requirement to stay below a maximum permitted amount of capital expenditures, as well as restrictions on guarantees, indebtedness, liens, dividends, distributions, investments and loans, restrictions on the Company’s ability to enter into transactions other than in the ordinary course of business, a restriction on the ability to consummate more than three acquisitions in any calendar year, or for the purchase price of any one acquisition to exceed $500, in each case without the consent of the lenders, restrictions on mergers, transfers of assets, acquisitions, subsidiaries and affiliate transactions, and restrictions on fundamental changes and lines of business.

In conjunction with the successful completion of the Company’s IPO, several agreements became effective as described below.

Consulting Agreement Termination

In September 2009, Addus HealthCare entered into a termination agreement with Eos Management, Inc., an affiliate of Eos Capital Partners III, L.P. and Eos Partners SBIC III, L.P. (the “Eos Funds”), the Company’s largest stockholders, pursuant to which the parties agreed that the management consulting agreement that was entered into by both parties in September 2006 would terminate immediately prior to the successful completion of a public offering. In conjunction with the IPO, the Company’s management consulting agreement was terminated. The related management fee expense included in the Company’s financial statements was $263 for each of the nine month periods ended September 30, 2009 and 2008. No termination fees were paid in connection with such termination.

Consent Fee Agreement

        In September 2009, Holdings entered into a consent fee agreement with the Eos Funds, pursuant to which Holdings agreed to pay to the Eos Funds or their designee(s) an aggregate amount equal to $1,500 promptly following the successful completion of a public offering in consideration for their agreement to waive certain of their rights under Holdings’ stockholders’ agreement and registration rights agreement to permit a public offering to be completed, to convert their shares of series A preferred stock into shares of Holdings’ common stock immediately prior to the successful completion of a public offering and to accept dividend notes in respect of the accrued and unpaid dividends thereon in lieu of cash. In conjunction with the IPO, Holdings paid $1,500 to the Eos Funds pursuant to the consent fee agreement.

Contingent Payment Agreement

In September 2006, in connection with Holdings’ acquisition of Addus HealthCare, the Company entered into a contingent payment agreement with the former stockholders of Addus HealthCare. The Company agreed that the former stockholders would be entitled to additional consideration, subject to the terms and conditions set forth in the contingent payment agreement. In conjunction with the IPO and pursuant to the contingent payment agreement, the contingent payment recipients received an aggregate amount equal to $12,721 upon completion of the IPO, of which $1,802 was deemed interest expense and the remaining balance was recorded to goodwill.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in thousands, except share and per share data)

(Unaudited)

Separation and General Release Agreement

In conjunction with the IPO, the former Chairman of Addus HealthCare terminated his employment with the Company in accordance with a separation agreement entered into in September 2009. The separation agreement required the Company to pay the former Chairman a total of $1,142 within 30 days following the completion of the IPO and provide certain benefits with expected costs of approximately $94 through 2012.

Subordinated Dividend Notes

On November 2, 2009, in conjunction with the IPO, all outstanding shares of Holdings’ series A preferred stock were converted into an aggregate 4,077,000 shares of common stock at a ratio of 1:108. Total accrued and unpaid dividends on the series A preferred stock were $13,109 as of November 2, 2009, at which time a dividend payment of $173 was made and the remaining $12,936 in unpaid preferred dividends were converted into dividend notes. The dividend notes are subordinated and junior to all obligations under the Company’s new credit facility. On November 2, 2009, the Company made a mandatory payment of $4,000 on the dividend notes. Interest on the outstanding dividend notes accrues at a rate of 10% per annum, compounded annually. The outstanding principal amount of the dividend notes is payable in eight equal consecutive quarterly installments commencing on December 31, 2009 and each March 31, June 30, September 30 and December 31 of each year thereafter until paid in full. Interest on the unpaid principal balance of the dividend notes is due and payable quarterly in arrears together with each payment of principal.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our unaudited condensed consolidated financial statements and the related notes. This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate.

Overview

We are a comprehensive provider of a broad range of social and medical services in the home. Our services include personal care and assistance with activities of daily living, skilled nursing and rehabilitative therapies, and adult day care. Our consumers are individuals with special needs who are at risk of hospitalization or institutionalization, such as the elderly, chronically ill and disabled. Our payor clients include federal, state and local governmental agencies, the Veterans Health Administration, commercial insurers, and private individuals. We provide our services through 120 locations across 16 states to over 23,000 consumers.

We operate our business through two divisions, home & community services and home health services. Our home & community services are social, or non-medical, in nature and include assistance with bathing, grooming, dressing, personal hygiene and medication reminders, and other activities of daily living. We provide home & community services on a long-term, continuous basis, with an average duration of 20 months per consumer. Our home health services are medical in nature and include physical, occupational and speech therapy, as well as skilled nursing. We generally provide home health services on a short-term, intermittent or episodic basis to individuals recovering from an acute medical condition, with an average length of care of 85 days.

Our ability to grow our net service revenues is closely correlated with the number of consumers to whom we provide our services. Our continued growth depends on our ability to maintain our existing payor client relationships, establish relationships with new payors, enter into new contracts and increase our referral sources. Our continued growth is also dependent upon the authorization by state agencies of new consumers to receive our services. We believe there are several market opportunities for growth. The U.S. population of persons aged 65 and older is growing, and the U.S. Census Bureau estimates that this population will more than double by 2050. Additionally, we believe the overwhelming majority of individuals in need of care generally prefer to receive care in their homes or community-based settings. Finally, the provision of home & community services is more cost-effective than the provision of similar services in an institutional setting for long-term care.

On September 19, 2006, Addus HomeCare Corporation (f/k/a Addus Holding Corporation) (“Holdings”), acquired all of the outstanding stock of Addus HealthCare, Inc. (“Addus HealthCare”). At the closing, Holdings paid a total purchase price of $81.7 million for the net assets acquired. The acquisition was accounted for in accordance with Accounting Standards Codification™ (“ASC”) Topic 805, “Business Combinations.” The aggregate purchase price was allocated to the assets acquired and liabilities assumed based on their fair value.

We have historically grown our business primarily through organic growth, complemented with selective acquisitions. We have acquired 11 businesses over the past three years. Our home & community segment acquisitions have been focused on facilitating entry into new states such as New Jersey, Nevada, Idaho and North Carolina, whereas our home health segment acquisitions have been focused on complementing our existing home & community business in Nevada, Idaho and Indiana, enabling us to provide a more comprehensive range of services in those locations. Acquisitions in the home health segment, while not significant, reflect our goal of being a comprehensive provider of both home & community and home health services in the markets in which we operate.

Segments

We operate our business through two divisions, home & community services and home health services. We have organized our internal management reports to align with these division designations. As such, we have identified two reportable segments, home & community and home health, applying the criteria in SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” (ASC Topic 280). The following table presents our locations by segment, setting forth acquisitions, start-ups and closures for the period January 1, 2008 to September 30, 2009:

	Home & Community (1)	Home Health	Total
Total at January 1, 2008	75	29	104
Acquired	16	2	18
Start-up	2	1	3
Closed/Merged	(2)	(1)	(3)

Total at December 31, 2008	91	31	122
Closed/Merged	(1)	(1)	(2)

Total at September 30, 2009	90	30	120

(1)	Includes four adult day care centers in Illinois.

As of September 30, 2009, we provided our services through 120 locations across 16 states. As part of our comprehensive service model, we have integrated and provide both home & community and home health services in nine states.

Our payor clients are principally federal, state and local governmental agencies. The federal, state and local programs under which they operate are subject to legislative, budgetary and other risks that can influence reimbursement rates. Our commercial insurance carrier payor clients are typically for profit companies and are continuously seeking opportunities to control costs. We are seeking to grow our private duty business in both of our segments.

For the three and nine months ended September 30, 2009 and 2008, our payor revenue mix by segment was as follows:

	Home & Community
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
State, local and other governmental programs	95.6%	97.0%	96.1%	96.9%
Commercial	0.4	0.1	0.4	0.1
Private duty	4.0	2.9	3.5	3.0

	100.0%	100.0%	100.0%	100.0%

	Home Health
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Medicare	60.9%	59.4%	61.2%	57.7%
State, local and other governmental programs	21.1	24.0%	21.0	24.2
Commercial	11.4	10.2	10.9	11.5
Private duty	6.6	6.4	6.9	6.6

	100.0%	100.0%	100.0%	100.0%

We also measure the performance of each segment using a number of different metrics. For our home & community segment, we consider billable hours, billable hours per business day, revenues per billable hour and the number of consumers, or census. For our home health segment, we consider Medicare census, non-Medicare census, Medicare admissions and Medicare revenues per episode completed.

We derive a significant amount of our net service revenues from our operations in Illinois and California, which represented 48.3% and 16.9%; and 45.8% and 18.0%, of our total net service revenues for the three months ended September 30, 2009 and 2008, respectively. Net service revenues from our operations in Illinois and California represented 46.9% and 17.6%; and 45.3% and 18.4%, of our total net service revenues for the nine months ended September 30, 2009 and 2008, respectively.

        A significant amount of our net service revenues are derived from two specific payor clients. The Illinois Department on Aging, in the home & community segment, and Medicare, in the home health segment, which accounted for 34.9% and 11.8%; and 32.1% and 11.4% of our total net service revenues for the three months ended September 30, 2009 and 2008, respectively. The Illinois Department on Aging and Medicare accounted for 33.7% and 11.8%; and 31.2% and 11.6% of our total net service revenues for the nine months ended September 30, 2009 and 2008, respectively.

Recent Developments

Initial Public Offering

On October 27, 2009, our registration statement (File No. 333-160634) was declared effective for our initial public offering, pursuant to which we registered the offering and sale of 5.4 million shares of common stock and, if exercised by the underwriters the additional sale pursuant to the underwriters’ over-allotment option of an additional 0.8 million shares of common stock, at a public offering price of $10.00 per share. As a result of the offering, we received net proceeds of approximately $50.2 million, after deducting the underwriting discount and before transaction fees and expenses. We used the net proceeds of the offering, together with $29.5 million of initial borrowings under the new credit facility we entered into at the closing of the offering, to repay amounts outstanding under our former credit facility, to make a payment required by a contingent payment agreement previously entered into with the former owners of Addus HealthCare, to pay a portion of the dividends accrued on our series A preferred stock that converted into shares of common stock in connection with the offering, to pay a one-time consent fee to certain former holders of such shares of series A preferred stock, to pay the former Chairman of Addus HealthCare amounts required by his separation and general release agreement and to pay related fees and expenses.

New Credit Facility

On November 2, 2009, in conjunction with the initial public offering, the Company entered into a new senior secured credit facility, which the Company refers to as the new credit facility. The new credit facility provides a $50.0 million revolving line of credit with a term of five years, and includes a $15.0 million sublimit for the issuance of letters of credit. In addition to financial and non-financial covenants, the new credit facility is secured by a first priority security interest on substantially all of the Company’s assets.

The availability of funds under the new credit facility is based on the lesser of (i) the product of adjusted EBITDA, as defined, for the most recent 12-month period for which financial statements have been delivered under the new credit facility agreement multiplied by the specified advance multiple, up to 2.75, less the outstanding senior indebtedness and letters of credit, and (ii) $50.0 million less the outstanding revolving loans and letters of credit. Interest on the amounts outstanding under the new credit facility is payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 460 basis points or the LIBOR rate for term periods of one, two, three or six months plus a margin of 460 basis points. Interest will be paid monthly or at the end of the relevant interest period, as determined in accordance with the new credit facility agreement. The borrowers will pay a fee equal to 0.5% per annum of the unused portion of the revolving portion of the new credit facility. Issued stand-by letters of credit will be charged at a rate of 2% per annum payable monthly.

Reimbursement

Over 45 states are facing budget deficits. Of the 16 states in which we operate, 15 have projected budget deficits for their 2010 fiscal years which typically begins on July 1. Despite these budget deficits, we experienced rate increases in four states and a decrease in two states for the first nine months of 2009. In addition, certain states have, and we expect other states to, increase or decrease authorized hours or change eligibility standards to make adjustments for inflation and to combat these budget deficits. For example, effective July 1, 2009, Washington passed restrictions that limit agencies from employing family caregivers and imposed a 3% reduction in authorized hours to its social service clients, and recently proposed significant rate cuts. While we cannot predict the outcomes of various pending and proposed legislative actions, we expect that, in the aggregate, rate, eligibility, or authorized hours actions enacted to date in 2009 will have a net positive effect on our results of operations in 2009.

In late February 2009, President Obama released the outline of his proposed fiscal 2010 budget for the United States, which included potential Medicare reimbursement rate reductions for home health services beginning January 1, 2010. One specific proposal by the Medicare Payment Advisory Commission, or MedPAC, which is subject to change and congressional approval, would eliminate the home health market basket update for 2010, accelerate the case-mix adjustment of 2.71% for 2011 to 2010, and starting in 2011, rebase costs to an earlier year. The President’s proposed budget for 2010 appears to align with the MedPAC proposal. In September 2009, President Obama further announced plans to offset the cost of health care reform by reducing Medicare and Medicaid spending by $200 to $300 billion over 10 years. In connection with various healthcare reform bills, Congress is currently considering various proposals that could adversely affect Medicare payments to home health providers including reducing payments to a home health provider if an individual under its care is readmitted to the hospital within thirty days of discharge, requirements for the Department of Health and Human Services to develop a program to bundle payments for hospitals, home health agencies, and other providers of post acute care hospital services, rebasing of home health payments, changes to market basket updates, and changes to case mix adjustments. Provisions in the bills currently before Congress also include increases in eligibility for Medicaid as part of healthcare reform. It is difficult to predict at this time which proposals, if any, will be adopted and, if adopted, what the impact would be but we will continue to monitor developments in this area.

On October 30, 2009, the Centers for Medicare & Medicaid Services, or CMS, published its final calendar 2010 Medicare rate rule for home health agencies. The rule increases the Medicare base episodic rate by 1.8% to $2,313 for calendar 2010 from $2,272 for calendar 2009. The net increase is comprised of a positive 2% market basket or inflation update, a positive adjustment of 2.5% related to redistribution of funding on outlier payments, and a previously announced reduction of 2.75% for case mix creep adjustment. As our outlier payments have historically not been significant, our reimbursements related to these episodes are not expected to be impacted by the 10% outlier cap. As discussed above, there are several measures in the Congress that may ultimately affect the CMS rate for calendar 2010.

Liquidity

We fund our operations primarily through the collection of accounts receivable and, where necessary, borrowings under our credit facility. The State of Illinois has delayed payments due to state revenue deficiencies and financing issues, including with respect to our agreements with the Illinois Department on Aging, our largest payor client. As a result, our accounts receivable balance derived from these agreements increased by $9.6 million during the first nine months of 2009, from $18.5 million as of December 31, 2008 to an accounts receivable balance of $28.1 million as of September 30, 2009. While our accounts receivable collection effort has been impacted by certain states delaying or threatening to delay disbursements due to budgetary issues, to date we have only experienced actual delays in payment cycles in Illinois. These payment delays have adversely impacted, and may further adversely impact, our liquidity, and may result in the need to increase borrowings under our new credit facility or obtain funds from other sources. At the completion of the initial public offering, we entered into our new credit facility, consisting of a $50 million revolving line of credit, of which we immediately borrowed approximately $29.5 million.

Components of our Statements of Income

Net Service Revenues

We generate net service revenues by providing our home & community services and home health services directly to consumers. We receive payment for providing such services from our payor clients, including federal, state and local governmental agencies, the Veterans Health Administration, commercial insurers and private individuals.

Home & community segment revenues are typically generated on an hourly basis. Our home & community segment revenues were generated principally through reimbursements by state, local and other governmental programs which are partially funded by Medicaid or Medicaid waiver programs, and to a lesser extent from private duty and insurance programs. Net service revenues for our home & community segment are principally provided based on authorized hours, determined by the relevant agency, at an hourly rate, which is either contractual or fixed by legislation, and recognized as net service revenues at the time services are rendered.

Home health segment revenues are generated on a per episode or visit basis rather than on a flat fee or an hourly basis. Our home health segment revenues were generated principally through reimbursements by the Medicare program, and to a lesser extent from Medicaid and Medicaid waiver programs, commercial insurers and private duty. Net service revenues from home health payors, other than Medicare, are readily determinable and recognized as net service revenues at the time the services are rendered. Medicare reimbursements are based on 60-day episodes of care. The net anticipated net service revenues from an episode are initially recognized as accounts receivable and deferred net service revenues and subsequently amortized as net service revenues ratably over the 60-day episodic period. At the end of each episode of care, a final claim billing is submitted to Medicare and any changes between the initial anticipated net service revenues and final claim billings are recorded as an adjustment to net service revenues. For open episodes, we estimate net service revenues based on historical data and adjust for the difference between the initial anticipated net service revenues and the ultimate final claim amount.

Cost of Service Revenues

We incur direct care wages, payroll taxes and benefit-related costs in connection with our employees providing our home & community and home health services. We also provide workers’ compensation and general liability coverage for these employees. Employees are also reimbursed for their travel time and related travel costs. For home health services, we provide medical supplies and occasionally hire contract labor services to supplement existing staffing in order to meet our consumers’ needs.

General and Administrative Expenses

Our general and administrative expenses consist of expenses incurred in connection with our segments’ activities and as part of our central administrative functions.

Our general and administrative expenses for home & community and home health services consist principally of supervisory personnel, care coordination and office administration. Our general and administrative expenses for home health also include additional staffing for clinical and admissions processing. These expenses consist principally of wages, payroll taxes and benefit-related costs; facility rent; operating costs such as utilities, postage, telephone and office expenses; and bad debt expense.

Our corporate general and administrative expenses cover the centralized administrative departments of accounting, information systems, billing and collections and contract administration, as well as national program coordination efforts for marketing, private duty and care management. These expenses primarily consist of compensation, including stock-based compensation, payroll taxes, and related benefits; legal, accounting and other professional fees; rents and related facility costs; and other operating costs such as software application costs, software implementation costs, travel, general insurance and bank account maintenance fees.

Depreciation and Amortization Expenses

We amortize our intangible assets with finite lives, consisting of trade names, trademarks and non-compete agreements, principally on accelerated methods based upon their estimated useful lives. Depreciable assets at the segment level, while immaterial, consist principally of furniture and equipment, and for the home & community segment, also include vehicles for our adult day care centers.

A substantial portion of our capital expenditures is infrastructure-related or for our corporate office. Corporate asset purchases consist primarily of network administration and telephone equipment, operating system software, furniture and equipment. Depreciable and leasehold assets are depreciated or amortized on a straight-line method over their useful lives or, if less and if applicable, their lease terms.

Interest Expense

Our interest bearing obligations consisted principally of our then-existing credit facility and notes payable in respect of acquisitions. Our then-existing credit facility was comprised of a term loan component and a revolving credit loan component that included a letter of credit subcomponent. Under our then-existing credit facility, we also had a derivative financial instrument that does not qualify as an accounting hedge under ASC Topic 815, “Accounting for Derivative Instruments and Hedging Activities”. As such, material changes in the value of the instrument are included in interest expense in any given period.

Interest and Other Income

Our interest and other income consisted principally of interest earned on invested cash balances, which typically occured when the revolving loan component of our existing credit facility had been reduced to nil.

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. The differences from the federal statutory rate of 34% are principally due to state taxes and the use of federal work opportunity tax credits.

Preferred Stock Dividends, Undeclared Subject to Payment Upon Conversion

Prior to the completion of our initial public offering we had 37,750 shares of series A preferred stock issued and outstanding, all of which were converted into shares of our common stock on November 2, 2009. Shares of our series A preferred stock accumulated dividends each quarter at a rate of 10%, compounded annually. We accrued these undeclared dividends because the holders had the option to convert their shares of series A preferred stock into common stock at any time with the accumulated dividends payable in cash or a note payable, as amended. Accrued preferred dividends at September 30, 2009 were $12.7 million. Our series A preferred stock was converted into 4,077,000 shares of common stock in connection with the completion of our initial public offering on November 2, 2009. The Company paid $0.2 million of the $13.1 million outstanding accumulated dividends as of November 2, 2009 with the remaining $12.9 million being converted into 10% junior subordinated promissory notes, which we refer to as the dividend notes.

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

The following table sets forth, for the periods indicated, our unaudited consolidated results of operations.

	Three Months Ended September 30, 2009		Three Months Ended September 30, 2008		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)
Net service revenues:
Home & Community	$53,886	80.7%	$50,663	80.8%	$3,223	6.4%
Home Health	12,917	19.3	12,046	19.2	871	7.2

Total	66,803	100.0	62,709	100.0	4,094	6.5
Operating income before corporate expenses:
Home & Community	5,434	10.0	4,752	9.4	682	14.4
Home Health	2,050	15.9	1,457	12.1	593	40.7

Total	7,484	11.2	6,209	9.9	1,275	20.5
Corporate general and administrative expenses	3,236	4.8	3,094	4.9	142	4.6
Corporate depreciation and amortization	202	0.3	200	0.3	2	1.0

Total operating income	4,046	6.1	2,915	4.7	1,131	38.8
Interest expense, net	(1,021)	(1.6)	(1,256)	(2.0)	(235)	(18.7)

Income before income taxes	3,025	4.5	1,659	2.7	1,366	82.3
Income tax expense	935	1.4	348	0.6	587	168.7

Net income	2,090	3.1	1,311	2.1	779	59.4
Less: Preferred stock dividends, undeclared subject to payment upon conversion to common stock	(1,157)	(1.7)	(1,038)	(1.7)	(119)	11.5

Net income attributable to common shareholders	$933	1.4%	$273	0.4%	$660	241.8%

Our net service revenues increased by $4.1 million, or 6.5%, to $66.8 million for the three months ended September 30, 2009 compared to $62.7 million for the three months ended September 30, 2008. This increase represents a 6.4% growth in home & community net service revenues and a 7.2% growth in home health net service revenues. Home & community revenue growth was entirely driven by organic growth with an increase in service hours provided and program rate increases. Home health revenue growth was driven by increased Medicare revenues offset by our decision to discontinue providing certain contracted services on lower margin contracts. Home health acquisitions completed in 2008 accounted for $0.1 million of the growth in net service revenues for the three months ended September 30, 2009. Total operating income, expressed as a percentage of net service revenues, for the three months ended September 30, 2009 increased 1.4% to 6.1%, compared to 4.7% for the three months ended September 30, 2008. This increase was due primarily to improved gross profit margins in both of our segments.

Home & Community Segment

The following table sets forth, for the periods indicated, a summary of our home & community segment’s unaudited results of operations through operating income, before corporate expenses, and key metrics:

	Three Months Ended September 30, 2009		Three Months Ended September 30, 2008		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)
Net service revenues	$53,886	100.0%	$50,663	100.0%	$3,223	6.4%
Cost of service revenues	40,459	75.1	38,246	75.5	2,213	5.8

Gross profit	13,427	24.9	12,417	24.5	1,010	8.1
General and administrative expenses	7,149	13.3	6,491	12.8	658	10.1
Depreciation and amortization	844	1.6	1,174	2.3	(330)	(28.1)

Operating income	$5,434	10.0%	$4,752	9.4%	$682	14.4%

Segment Data:
Billable hours (in thousands)	3,248		3,162		86	2.7%
Billable hours per business day	50,750		49,406		1,344	2.7%
Revenues per billable hour	$16.59		$16.02		$0.57	3.6%
Average weekly census	20,236		19,936		300	1.5%

Net service revenues from state, local and other governmental programs accounted for 95.6% and 97.0% of home & community net service revenues for the three months ended September 30, 2009 and 2008, respectively. Private duty and, to a lesser extent, commercial payors accounted for the remainder of net service revenues.

Net service revenues increased $3.2 million, or 6.4%, to $53.9 million for the three months ended September 30, 2009 compared to $50.7 million for the three months ended September 30, 2008. Net service revenue growth in the home & community segment was entirely driven by organic growth reflecting an increase in billable hours accounting for $1.4 million and an increase in revenues per billable hour accounting for $1.8 million. Cost of service revenues increased $2.2 million, or 5.8%, to $40.5 million for the three months ended September 30, 2009 compared to $38.3 million for the three months ended September 30, 2008. The increase was principally attributable to increased net service revenues due to organic growth.

Gross profit, expressed as a percentage of net service revenues, increased by 0.4% to 24.9% for the three months ended September 30, 2009, from 24.5% for the three months ended September 30, 2008. The improvement in gross profit was principally due to lower fringe benefit costs.

General and administrative expenses, expressed as a percentage of net service revenues, increased 0.5% to 13.3% for the three months ended September 30, 2009, from 12.8% for the three months ended September 30, 2008. The increase was primarily due to higher meeting costs, selling expenses and bad debt expense.

Depreciation and amortization, expressed as a percentage of net service revenues, decreased by 0.7% to 1.6% for the three months ended September 30, 2009, from 2.3% for the three months ended September 30, 2008. Amortization of intangibles, which are principally amortized using accelerated methods, totaled $0.8 million and $1.1 million for the three months ended September 30, 2009 and 2008, respectively.

Home Health Segment

The following table sets forth, for the periods indicated, a summary of our home health segment’s unaudited results of operations through operating income, before corporate expenses, and key metrics:

	Three Months Ended September 30, 2009		Three Months Ended September 30, 2008		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)
Net service revenues	$12,917	100.0%	$12,046	100.0%	$871	7.2%
Cost of service revenues	6,689	51.8	6,598	54.8	91	1.4

Gross profit	6,228	48.2	5,448	45.2	780	14.3
General and administrative expenses	3,990	30.9	3,761	31.2	229	6.1
Depreciation and amortization	188	1.4	230	1.9	(42)	(18.3)

Operating income	$2,050	15.9%	$1,457	12.1%	$593	40.7%

Segment Data:
Average weekly census:
Medicare	1,451		1,292		159	12.3%
Non-Medicare	1,579		1,397		182	13.0%
Medicare admissions	1,995		1,811		184	10.2%
Medicare revenues per episode completed	$2,514		$2,667		$(153)	(5.7)%

Net service revenues from Medicare accounted for 60.9% and 59.4% of home health net service revenues for the three months ended September 30, 2009 and 2008, respectively. Non-Medicare net service revenues, in order of significance, include Medicaid and other governmental programs (including the Veterans Health Administration), commercial insurers and private duty payors.

Net service revenues increased $0.9 million, or 7.2%, to $12.9 million for the three months ended September 30, 2009 compared to $12.0 million for the three months ended September 30, 2008. Net service revenue growth in the home health segment was principally driven by an increase in census. Acquisitions completed in 2008 accounted for $0.1 million of the growth in net service revenues for the three months ended September 30, 2009. The remainder of the growth in net service revenues of $0.8 million was attributable to organic growth. Medicare revenues, which included $0.1 million from acquisitions, increased by $0.7 million, or 10.0%, to $7.9 million principally due to increased census. We experienced a year over year decrease in the third quarter of 2009 in the net service revenues per episode completed of 5.7%, principally due to lower acuity rates and an increase in low utilization payment adjustment episodes. For the three months ended September 30, 2009, our non-Medicare revenues increased by $0.1 million, or 3.2%, to $5.0 million compared to $4.9 million for the three months ended September 30, 2008. During the third and fourth quarters of 2008, we conducted a review of contracts that did not provide reasonable profit margins resulting in decisions to stop taking referrals on certain contracts. As a result, net service revenues declined on these contracts for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, negatively impacting growth by $ 0.5 million, or 5.0% of home health net service revenues.

Cost of service revenues increased $0.1 million for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. This increase was principally due to the growth in field staffing levels, which includes contract labor, with increased net service revenues and higher travel related costs.

Gross profit, expressed as a percentage of net service revenues, increased by 3.0% to 48.2% for the three months ended September 30, 2009, from 45.2% for the three months ended September 30, 2008. Contributing to the increased gross profit percentage was an increase in the mix of higher margin Medicare business, the decision in late 2008 to decline referrals on certain lower-margin contracts, and a significant decrease in lower margin infusion therapy customers.

General and administrative expenses, expressed as a percentage of net service revenues, decreased 0.3% to 30.9% for the three months ended September 30, 2009, from 31.2% for the three months ended September 30, 2008. Cost savings from the elimination of administrative and clinical staff positions in 2008 were partially offset by expansion of supervisory management positions and incentive program costs.

Depreciation and amortization, expressed as a percentage of net service revenues, decreased by 0.5% to 1.4% for the three months ended September 30, 2009, from 1.9% for the three months ended September 30, 2008. Amortization of intangibles, which are principally amortized using accelerated methods, was slightly lower for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

Corporate General and Administrative Expense

Corporate general and administrative expenses increased $0.1 million, or 4.6%, to $3.2 million for the three months ended September 30, 2009, from $3.1 million for the three months ended September 30, 2008. These expenses, expressed as a percentage of net service revenues, decreased 0.1% to 4.8% for the three months ended September 30, 2009 from 4.9% for the three months ended September 30, 2009. The slight increase in corporate general and administrative expenses is primarily due to an increase in compensation related costs for employees in our National Support Center of $0.3 million, an increase of $0.2 million in professional fees, partially off-set by a $0.2 million reduction in software development costs and a $0.2 million reduction in other corporate overhead costs.

Interest Expense

Net interest expense decreased by $0.3 million, or 18.7%, to $1.0 million for the three months ended September 30, 2009, from $1.3 million for the three months ended September 30, 2008. This net decrease in our net interest expense reflects a reduction in outstanding debt coupled with lower interest rates. While our total interest bearing obligations decreased by $4.4 million during the three months ended September 30, 2009, we also experienced a decrease in interest rates. For comparative purposes, the average interest rate on the term loan portion of our then-existing credit facility decreased to 4.4% in the three months ended September 30, 2009 from 6.7% in the three months ended September 30, 2008. We have an existing interest rate agreement with a notional value of $22.5 million and a LIBOR cap and floor rate, before the applicable margin, of 6.0% and 3.72%, respectively. As the base rate was below the floor rate for both periods, we made payments under the agreement. While this agreement minimizes the impact of interest rate volatility on cash flows, it does not qualify as an accounting hedge under ASC Topic 815. As such, changes in the value of this agreement are reflected in interest expenses in the period of change. For the three months ended September 30, 2009 the mark-to-market adjustment included in interest expense was a decrease of $0.2 million. The mark-to-market impact in interest expense was nil for the three months ended September 30, 2008.

Income Tax Expense

Our effective tax rates for the three months ended September 30, 2009 and 2008 were 30.9% and 21.0%, respectively. The principal difference between the statutory rate of 34.0% and our effective tax rates is the use of federal work opportunity tax credits. Reconciling items to the effective tax rate do not necessarily fluctuate with changes in pre-tax income.

Results of Operations

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

The following table sets forth, for the periods indicated, our unaudited consolidated results of operations.

	Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2008		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)
Net service revenues:
Home & Community	$156,387	80.8%	$138,550	79.8%	$17,837	12.9%
Home Health	37,221	19.2	35,027	20.2	2,194	6.3

Total	193,608	100.0	173,577	100.0	20,031	11.5
Operating income before corporate expenses:
Home & Community	15,775	10.1	12,860	9.3	2,915	22.7
Home Health	5,593	15.0	3,933	11.2	1,660	42.2

Total	21,368	11.0	16,793	9.6	4,575	27.2
Corporate general and administrative expenses	9,798	5.0	8,653	5.0	1,145	13.2
Corporate depreciation and amortization	586	0.3	592	0.3	(6)	(1.0)

Total operating income	10,984	5.7	7,548	4.3	3,436	45.5
Interest expense, net	(3,189)	(1.7)	(3,840)	(2.2)	651	(17.0)

Income before income taxes	7,795	4.0	3,708	2.1	4,087	110.2
Income tax expense	2,409	1.2	778	0.4	1,631	209.6

Net income	5,386	2.8	2,930	1.7	2,456	83.8
Less: Preferred stock dividends, undeclared subject to payment upon conversion to common stock	(3,441)	(1.8)	(3,114)	(1.8)	(327)	10.5

Net income (loss) attributable to common shareholders	$1,945	(1.0)%	$(184)	(0.1)%	$2,129	*

*	In excess of 1,000%.

Our net service revenues increased by $20.0 million, or 11.5%, to $193.6 million for the nine months ended September 30, 2009 compared to $173.6 million for the nine months ended September 30, 2008. This increase represents a 12.9% growth in home & community net service revenues and a 6.3% growth in home health net service revenues. Home & community revenue growth was driven by both organic growth resulting from an increase in service hours provided and program rates and due to acquisitions completed in 2008. Home health revenue growth was driven by increased Medicare revenues offset by our decision to discontinue providing certain contracted services on lower margin contracts. Total operating income, expressed as percentage of net service revenues, for the nine months ended September 30, 2009 increased 1.4% to 5.7%, compared to 4.3% for the nine months ended September 30, 2008. This increase was due primarily to improved gross profit margins in both of our segments.

Home & Community Segment

The following table sets forth, for the periods indicated, a summary of our home & community segment’s unaudited results of operations through operating income, before corporate expenses, and key metrics:

	Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2008		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)
Net service revenues	$156,387	100.0%	$138,550	100.0%	$17,837	12.9%
Cost of service revenues	117,079	74.9	104,388	75.3	12,691	12.2

Gross profit	39,308	25.1	34,162	24.7	5,146	15.1
General and administrative expenses	21,022	13.4	18,138	13.1	2,884	15.9
Depreciation and amortization	2,511	1.6	3,164	2.3	(653)	(20.6)

Operating income	$15,775	10.1%	$12,860	9.3%	$2,915	22.7%

Segment Data:
Billable hours (in thousands)	9,600		8,991		609	6.8%
Billable hours per business day	50,262		46,828		3,434	7.3%
Revenues per billable hour	$16.29		$15.41		$0.88	5.7%
Average weekly census	20,176		19,184		992	5.2%

Net service revenues from state, local and other governmental programs accounted for 96.1% and 96.9% of home & community net service revenues for the nine months ended September 30, 2009 and 2008, respectively. Private duty and, to a lesser extent, commercial payors accounted for the remainder of net service revenues.

Net service revenues increased $17.8 million, or 12.9%, to $156.4 million for the nine months ended September 30, 2009 compared to $138.6 million for the nine months ended September 30, 2008. Net service revenue growth in the home & community segment was driven by acquisitions completed in 2008, and an increase in both total billable hours and revenues per billable hour. Acquisitions completed in 2008 accounted for $4.8 million of the growth in net service revenues for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. These acquisitions provided 0.3 million in billable hours, average revenue per billable hour of $16.57 and increased average weekly census of 410. The remainder of the growth in net service revenues of $13.0 million was attributable to organic growth. Organic growth was driven by an increase in billable hours accounting for $4.9 million and an increase in revenues per billable hour accounting for $8.1 million. For the first nine months of 2009 we experienced some program rate increases in 4 states and some program rate decreases in two states within the 16 states in which we operate.

Cost of service revenues increased $12.7 million, or 12.2%, to $117.1 million for the nine months ended September 30, 2009 compared to $104.4 million for the nine months ended September 30, 2008. The increase was principally attributable to increased net service revenues due to organic growth and acquisitions.

Gross profit, expressed as a percentage of net service revenues, increased by 0.4% to 25.1% for the nine months ended September 30, 2009, from 24.7% for the nine months ended September 30, 2008. Higher margins attributable to acquisitions completed in 2008 accounted for 0.1% of the increase. The remaining increase of 0.3% was principally attributed to billable rate increases in excess of wage increases.

General and administrative expenses, expressed as a percentage of net service revenues, increased 0.3% to 13.4% for the nine months ended September 30, 2009, from 13.1% for the nine months ended September 30, 2008. Higher expenses attributable to acquisitions completed in 2008 accounted for 0.2% of this increase. The remaining increase of 0.1% was principally attributable to an increase in transportation related costs.

Depreciation and amortization, expressed as a percentage of net service revenues, decreased by 0.7% to 1.6% for the nine months ended September 30, 2009, from 2.3% for the nine months ended September 30, 2008. Amortization of intangibles, which are principally amortized using accelerated methods, totaled $2.4 million and $3.1 million for the nine months ended September 30, 2009 and 2008, respectively.

Home Health Segment

The following table sets forth, for the periods indicated, a summary of our home health segment’s unaudited results of operations through operating income, before corporate expenses, and key metrics:

	Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2008		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)
Net service revenues	$37,221	100.0%	$35,027	100.0%	$2,194	6.3%
Cost of service revenues	19,509	52.4	19,192	54.8	317	1.6

Gross profit	17,712	47.6	15,835	45.2	1,877	11.9
General and administrative expenses	11,538	31.0	11,213	32.0	325	2.9
Depreciation and amortization	581	1.6	689	2.0	(108)	(15.7)

Operating income	$5,593	15.0%	$3,933	11.2%	$1,660	42.2%

Segment Data:
Average weekly census:
Medicare	1,439		1,245		194	15.6%
Non-Medicare	1,550		1,388		162	11.7%
Medicare admissions	5,797		5,059		738	14.6%
Medicare revenues per episode completed	$2,517		$2,635		$(118)	(4.5)%

Net service revenues from Medicare accounted for 61.2% and 57.7% of home health net service revenues for the nine months ended September 30, 2009 and 2008, respectively. Non-Medicare net service revenues, in order of significance, include Medicaid and other governmental programs (including the Veterans Health Administration), commercial insurers and private duty payors.

Net service revenues increased $2.2 million, or 6.3%, to $37.2 million for the nine months ended September 30, 2009 compared to $35.0 million for the nine months ended September 30, 2008. Net service revenue growth in the home health segment was principally driven by an increase in census. Acquisitions completed in 2008 accounted for $0.4 million of the growth in net service revenues for the nine months ended September 30, 2009. The remainder of the growth in net service revenues of $1.8 million was attributable to organic growth. Medicare revenues, which included $0.4 million from acquisitions, increased by $2.6 million, or 12.7%, to $22.8 million principally due to increased census. We experienced a year over year decrease in the net service revenues per episode completed of 4.5%, principally due to lower acuity rates. For the nine months ended September 30, 2009, our non-Medicare revenues declined by $0.4 million, or 2.5%, to $14.4 million compared to $14.8 million for the nine months ended September 30, 2008. During the third and fourth quarters of 2008, we conducted a review of contracts that did not provide reasonable profit margins resulting in decisions to stop taking referrals on certain contracts. As a result, net service revenues declined on these contracts for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, negatively impacting growth by $1.8 million, or 5.6% of home health net service revenues.

Cost of service revenues increased $0.3 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. This increase was principally due to the growth in field staffing levels to service an increase in census, which includes contract labor, and higher travel related costs.

Gross profit, expressed as a percentage of net service revenues, increased by 2.4% to 47.6% for the nine months ended September 30, 2009, from 45.2% for the nine months ended September 30, 2008. Contributing to the increased gross profit percentage was the decision to decline referrals on certain lower-margin contracts and due to an increased mix of higher margin Medicare business, and a decrease in lower margin infusion therapy customers.

General and administrative expenses, expressed as a percentage of net service revenues, decreased 1.0% to 31.0% for the nine months ended September 30, 2009, from 32.0% for the nine months ended September 30, 2008. Cost savings from the elimination of administrative and clinical staff positions in 2008 were partially offset by expansion of supervisory management positions.

Depreciation and amortization, expressed as a percentage of net service revenues, decreased by 0.4% to 1.6% for the nine months ended September 30, 2009, from 2.0% for the nine months ended September 30, 2008. Amortization of intangibles, which are principally amortized using accelerated methods, was slightly lower for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

Corporate General and Administrative Expense

Corporate general and administrative expenses increased $1.1 million, or 13.2%, to $9.8 million for the nine months ended September 30, 2009, from $8.7 million for the nine months ended September 30, 2008. These expenses, expressed as a percentage of net service revenues remained consistent at approximately 5.0% for the nine months ended September 30, 2009 and 2008. The increase in costs is primarily due to an increase in compensation related costs for employees in our National Support Center of $0.8 million, an increase of $0.4 million in professional fees, and an increase of $0.1 million in software implementation costs, partially off-set by a $0.2 million reduction in other corporate overhead costs.

Interest Expense

Net interest expense decreased by $0.7 million, or 17.0%, to $3.2 million for the nine months ended September 30, 2009, from $3.9 million for the nine months ended September 30, 2008. This net decrease in our net interest expense reflects our 2009 net payments of $4.7 million on our then-existing credit facility, partially off-set by interest expense related to additional borrowings of $1.5 in other notes. While our total interest bearing obligations decreased by $3.2 million during the nine months ended September 30, 2009, we also experienced a decrease in interest rates. For comparative purposes, the average interest rate on the term loan portion of our then-existing credit facility decreased to 4.5% in the nine months ended September 30, 2009 from 7.1% in the nine months ended September 30, 2008. We have an existing interest rate agreement with a notional value of $22.5 million and a LIBOR cap and floor rate, before the applicable margin, of 6.0% and 3.72%, respectively. As the base rate was below the floor rate for both periods, we made payments under the agreement. While this agreement minimizes the impact of interest rate volatility on cash flows, it does not qualify as an accounting hedge under ASC Topic 815. As such, changes in the value of this agreement are reflected in interest expenses in the period of change. For the nine months ended September 30, 2009 and 2008 the mark-to-market adjustment included in interest expense was a decrease of $0.4 million and an increase of $0.2 million, respectively.

Income Tax Expense

Our effective tax rates for the nine months ended September 30, 2009 and 2008 were 30.9% and 21.0%, respectively. The principal difference between the statutory rate of 34.0% and our effective tax rates is the use of federal work opportunity tax credits. Reconciling items to the effective tax rate do not necessarily fluctuate with changes in pre-tax income.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash from operations and borrowings under our credit facility. At September 30, 2009 and December 31, 2008, we had cash balances of $2.6 million and $6.1 million, respectively. On November 2, 2009 we completed our initial public offering of 5.4 million shares of common stock for net proceeds of $50.2 million after deducting the underwriters’ discount and before transaction fees and expenses, and we entered into a new credit facility, consisting of a $50 million revolving line of credit (see Notes to Unaudited Condensed Consolidated Financial Statements).

Cash flows from operating activities represent the inflow of cash from our payor clients and the outflow of cash for operating expenses, interest and taxes. The increase in our receivables resulted in a use of cash from operations of $15.4 million for the nine months ended September 30, 2009. Due to its revenue deficiencies and financing issues, the State of Illinois is currently reimbursing us on a delayed basis with respect to our agreements with our largest payor, the Illinois Department on Aging. As a result, the open net receivable balance related to these agreements increased by $9.6 million for the nine months ended September 30, 2009, from $18.5 million as of December 31, 2008 to $28.1 million as of September 30, 2009. These payment delays have adversely impacted, and may further adversely impact, our liquidity, and may result in the need to increase borrowings under our new credit facility. Other delayed reimbursements from the State of Illinois and delays caused by the conversion of home & community payors to our centralized operating system have also contributed to the increase in our receivables balances.

We entered into our former credit facility on September 19, 2006 in connection with our acquisition of Addus HealthCare. At September 30, 2009 and December 31, 2008, the aggregate amount of borrowings under our then-existing credit facility was $56.4 million and $61.1 million, respectively, consisting of a term loan of $48.4 million and $53.4 million, respectively, and revolving credit loans for $8.0 million and $7.7 million, respectively. At September 30, 2009, all but $2.3 million of the revolving credit loan was drawn or being utilized for letters of credit. On November 2, 2009 we completed our initial public offering and we entered into a new credit facility, consisting of a $50 million revolving line of credit of which $29.5 million was immediately drawn on the new credit facility. We used proceeds from the initial public offering along with the $29.5 million that was drawn under our new credit facility to repay the entire balance on our former credit facility of $57.2 million as of November 2, 2009. While our growth plan is not dependent on the completion of acquisitions, if we do not have sufficient cash resources or availability under our new credit facility, or we are otherwise prohibited from making acquisitions, our growth could be limited unless we obtain additional equity or debt financing or unless we obtain the necessary consents from our lenders. In the future, we may elect to issue additional equity securities in conjunction with raising capital, completing an acquisition or expanding into a new geographic region. Such issuances would be dilutive to existing shareholders.

At September 30, 2009 and December 31, 2008, we recognized as a long term liability the undeclared dividends due of $12.7 million and $9.2 million, respectively, on our series A preferred stock that was outstanding prior to the completion of our initial public offering. Shares of our series A preferred stock accumulated dividends each quarter at a rate of 10% per year, compounded annually. On November 2, 2009, in connection with the completion of our initial public offering, all outstanding shares of our series A preferred stock were converted into common stock. As a result of the conversion, we made a $0.2 million payment on the $13.1 million of accrued dividends as of November 2, 2009 and issued dividend notes for the remaining $12.9 million in accrued and unpaid dividends in respect of the shares of series A preferred stock held by the Eos Funds. On November 2, 2009, we made a mandatory payment of $4.0 million on the dividend notes.

After giving effect to the $29.5 million initially drawn on our $50.0 million new credit facility and approximately $7.2 million of outstanding letters of credit, we had $13.3 million available for borrowing with the new credit facility as of November 2, 2009 which, when taken together with cash from operations, we believe will be sufficient to cover our working capital needs for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009	2008
	(unaudited )
Net cash provided by operating activities	$1,752	$3,534
Net cash used in investing activities	(2,073)	(5,051)
Net cash provided by (used in) financing activities	(3,172)	4,355

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Net cash provided by operating activities was $1.8 million in the nine months ended September 30, 2009, compared to net cash provided by operating activities of $3.5 million for the nine months ended September 30, 2008. Net cash provided by operating activities during 2009 was the result of an increase in net income of $2.5 million offset by a net decrease of $0.5 million in non-cash items, which were more than offset by an increase in operating activities use of funds of $3.7 million. The principal use of funds from operating activities was an increase in accounts receivable of $8.4 million partially offset by a decrease in checks issued against future deposits, which represents outstanding checks in excess of bank balances of $4.0 million.

Accounts receivable, net of allowance, increased $13.3 million during the nine months ended September 30, 2009 compared to an increase of $5.2 million during the same period last year. Our days sales outstanding, or DSOs, at September 30, 2009 and December 31, 2008 were 83 days and 68 days, respectively. The DSOs for our largest payor, the Illinois Department on Aging, at September 30, 2009 and December 31, 2008 were 110 days and 82 days, respectively.

Net cash used in investing activities was $2.1 million for the nine months ended September 30, 2009 and $5.1 million for the nine months ended September 30, 2008. Our investing activities for the nine months ended September 30, 2009 related principally to $1.7 million in contingent consideration payments made on previously acquired businesses and for the nine months ended September 30, 2008 related principally to acquisitions of businesses, net of cash received.

Net cash used in financing activities was $3.2 million for the nine months ended September 30, 2009 and cash provided by financing activities of $4.4 million for the nine months ended September 30, 2008. For 2009, we made net payments of $4.7 million on our then-existing credit facility which was off-set by net borrowings of $1.5 million related to financing of our general liability and workers’ compensation insurance premiums. For 2008, we had net borrowings of $4.4 million on our then-existing credit facility.

Outstanding Accounts Receivable

        Outstanding accounts receivable, net of the allowance for doubtful accounts increased by $13.3 million and $5.2 million in the nine months ended September 30, 2009 and 2008, respectively. We establish our allowance for doubtful accounts to the extent it is probable that a portion or all of a particular account will not be collected. Our allowance for doubtful accounts is estimated and recorded primarily by aging receivables utilizing eight aging categories and applying our historical collection rates to each aging category, taking into consideration factors that might impact the use of historical collection rates or payor groups, with certain large payors analyzed separately from other payor groups. In our evaluation of these estimates we also consider delays in payment trends in individual states due to budget or funding issues, billing conversions related to acquisitions or internal systems, resubmission of bills with required documentation and disputes with specific payors, which historically have been insignificant. In 2008 and 2009, we have experienced increases in the aging of our accounts receivable resulting from billing delays during the conversion process, either procedural or internal, related to both newly acquired agencies and transferring our existing home & community locations from a legacy system to the centralized McKesson operating system. Reasons for the delays include obtaining approvals from federal and state governmental agencies of provider numbers we acquired with our acquisitions, McKesson payor and billing set-up processes and required staff training. We estimate that as of September 30, 2009, these conversion delays had resulted in a $1.5 million increase in our accounts receivable, a portion of which had been outstanding for more than 270 days. In July 2009 we began billing and collecting such amounts. Our collection procedures include review of account agings and direct contact with our payors. We do not use collection agencies. An uncollectible amount, not governed by amount or aging, is written off to the allowance account only after reasonable collection efforts have been exhausted. During the years ended December 31, 2008 and the nine months ended September 30, 2009, we have had no significant write-offs of accounts receivable or significant adjustments to the allowance for doubtful accounts related to prior periods. The following tables detail our accounts receivable before reserves for each segment and the related allowance amount at September 30, 2009 and December 31, 2008:

	September 30, 2009
	(unaudited) (in thousands, except percentages)
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
Home & Community	$39,959	$8,324	$4,214	$1,233	$53,730
Home Health	8,052	2,164	1,388	882	12,486

Total	$48,011	$10,488	$5,602	$2,115	$66,216

Related aging %	72.5%	15.8%	8.5%	3.2%
Allowance for doubtful accounts					$3,710
Reserve as % of gross accounts receivable					5.6%

	December 31, 2008
	(in thousands, except percentages)
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
Home & Community	$35,792	$2,771	$764	$325	$39,652
Home Health	7,981	2,166	1,397	734	12,278

Total	$43,773	$4,937	$2,161	$1,059	$51,930

Related aging %	84.3%	9.5%	4.2%	2.0%
Allowance for doubtful accounts					$2,693
Reserve as % of gross accounts receivable					5.2%

We calculate our DSOs by taking the accounts receivable outstanding net of the allowance for doubtful accounts and deducting deferred revenues at the end of the period, divided by the total net service revenues for the last quarter, multiplied by the number of days in that quarter. The adjustment for deferred revenues relates to Medicare receivables which are recorded at the inception of each 60 day episode of care at the full requested anticipated payment (“RAP”) amount. Our DSOs at September 30, 2009 and December 31, 2008 were 83 days and 68 days, respectively. The DSO for our largest payor, the Illinois Department on Aging, at September 30, 2009 and December 31, 2008 were 110 days and 82 days, respectively.

Indebtedness

Former Credit Facility

As part of the September 2006 acquisition of Addus HealthCare by Holdings, we entered into a credit facility to partially fund the acquisition and retire existing indebtedness. This credit facility consisted of a $62.5 million term loan and a $17.5 million revolving credit facility. We repaid all amounts outstanding under this credit facility at the completion of our initial public offering. Scheduled quarterly principal installments permanently reduced the term loan commitment and the revolving loan provides for the issuance of up to $8.0 million in letters of credit. At September 30, 2009 and December 31, 2008, our available borrowings under that credit facility were $2.3 million and $3.6 million, respectively.

The then-existing credit facility had a scheduled maturity date in September 2011. The term loan portion of this credit facility, with an outstanding balance of $48.4 million and $53.4 million at September 30, 2009 and December 31, 2008, respectively, required increases in our scheduled quarterly payments every December 31 with a balloon payment of $32.4 million at maturity. The revolving credit portion of this credit facility, with an outstanding balance of $8.0 million and $7.7 million at September 30, 2009 and December 31, 2008, respectively, was due at maturity.

Interest on borrowings under the then-existing credit facility provided for an index rate, as defined, or LIBOR rate for terms of one, two, three or six months. The index base rate was the higher of the prime rate or the federal funds rate plus 50 basis points. The applicable margin over the index base rate or LIBOR rate for each facility component was as follows:

Borrowing availability	Term	Revolving
Index	2.50% - 3.50%	2.75%
LIBOR, depending on leverage ratio	3.50% - 4.50%	3.75%

At September 30, 2009, LIBOR borrowings were only drawn under the term loan at an applicable margin of 4.0%. The term loan was comprised of $48.0 million at LIBOR, including applicable margin, at 4.24% and $0.4 million at an index rate, including applicable margin, at 6.25%. The revolving loan, which included the outstanding letters of credit, was all at an index rate, including applicable margin, of 6.0%.

At December 31, 2008, LIBOR borrowings were only drawn under the term loan at an applicable margin of 4.0%. The term loan was comprised of $53.0 million at LIBOR, including applicable margin, at 5.64% and $0.4 million at an index rate, including applicable margin, at 6.25%. The revolving loan, which included the outstanding letters of credit, was all at an index rate, including applicable margin, of 6.0%.

In March 2007, we entered into an interest rate agreement pursuant to the then-existing credit facility to minimize fluctuations in interest rate volatility. The agreement, which expires in March 2010, is for a notional value of $22.5 million and provides for a LIBOR cap and floor rate, before applicable margin, of 6.0% and 3.72%, respectively. While this agreement minimizes the impact of interest rate volatility, it does not qualify as an accounting hedge under ASC Topic 815. As such, changes in the value of this agreement are reflected in interest expense in the period of change. For the nine months ended September 30, 2009 and 2008 the mark-to-market adjustment included in interest expense was a decrease of $0.4 million and an increase of $0.2 million, respectively. For the three months ended September 30, 2009 and 2008 the mark-to-market adjustment included in interest expense was a decrease of $0.2 million and nil, respectively.

The existing credit facility required us to comply with customary financial and non-financial covenants. The more significant financial covenants required us to maintain a minimum trailing twelve month EBITDA amount, a maximum fixed charge ratio and a maximum leverage ratio, and limit our capital expenditures. The more significant non-financial covenants required us to receive approval on all acquisitions, not to pay dividends on our preferred or common stock, and not to incur any additional debt. As of September 30, 2009 and December 31, 2008, we were in compliance with all of our credit facility covenants.

New Credit Facility

In conjunction with our initial public offering, we repaid the entire balance of $57.2 million outstanding on our existing credit facility and on November 2, 2009 we entered into a new senior secured credit facility, which we refer to as our new credit facility. Our new credit facility provides a $50.0 million revolving line of credit with a term of five years, and includes a $15.0 million sublimit for the issuance of letters of credit. Substantially all of the subsidiaries of Addus HealthCare are co-borrowers, and Holdings has guaranteed the borrowers’ obligations under our new credit facility. The new credit facility is secured by a first priority security interest in all of Holdings’ and the borrowers’ current and future tangible and intangible assets, including the shares of stock of the borrowers.

The availability of funds under the new credit facility is based on the lesser of (i) the product of adjusted EBITDA, as defined, for the most recent 12-month period for which financial statements have been delivered under the new credit facility agreement multiplied by the specified advance multiple, up to 2.75, less the outstanding senior indebtedness and letters of credit, and (ii) $50.0 million less the outstanding revolving loans and letters of credit. Interest on the amounts outstanding under the new credit facility is payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 460 basis points or the LIBOR rate for term periods of one, two, three or six months plus a margin of 460 basis points. The borrowers will pay a fee equal to 0.5% per annum of the unused portion of the revolving portion of the new credit facility. Issued stand-by letters of credit will be charged at a rate of 2% per annum payable monthly. Interest will be paid monthly or at the end of the relevant interest period, as determined in accordance with the new credit facility agreement.

The new credit facility contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The new credit facility also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum fixed charge coverage ratio, a requirement to stay below a maximum senior leverage ratio and a requirement to stay below a maximum permitted amount of capital expenditures, as well as restrictions on guarantees, indebtedness, liens, dividends, distributions, investments and loans, subject to customary carve outs, restrictions on Holdings’ and the borrowers’ ability to enter into transactions other than in the ordinary course of business, a restriction on the ability to consummate more than three acquisitions in any calendar year, or for the purchase price of any one acquisition to exceed $500,000, in each case without the consent of the lenders, restrictions on mergers, transfers of assets, acquisitions, equipment, subsidiaries and affiliate transactions, subject to customary carve outs, and restrictions on fundamental changes and lines of business.

Off-Balance Sheet Arrangements

As of September 30, 2009, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities. Other than our interest rate derivative agreement, we do not engage in trading activities involving non-exchange traded contracts.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expense and related disclosures. We base our estimates and judgments on historical experience and other sources and factors that we believe to be reasonable under the circumstances; however, actual results may differ from these estimates. We consider the items discussed below to be critical because of their impact on operations and their application requires our judgment and estimates.

Revenue Recognition

Approximately 95% of our home & community segment revenues for the nine months ended September 30, 2009 and 2008, are derived from Medicaid and Medicaid waiver programs under agreements with various state and local authorities. These agreements provide for a service term from one year to an indefinite term. Services are provided based on authorized hours, determined by the relevant state or local agency, at an hourly rate specified in the agreement or fixed by legislation. Services to other payors, such as private or commercial clients, are provided at negotiated hourly rates and recognized in net service revenues as services are provided. We provide for appropriate allowances for uncollectible amounts at the time the services are rendered.

Approximately 60% of our home health segment revenues are derived from Medicare. Home health services are reimbursed by Medicare based on episodes of care. Under the Medicare Prospective Payment System, or PPS, an episode of care is defined as a length of care up to 60 days per patient with multiple continuous episodes allowed. Billings per episode under PPS vary based on the severity of the patient’s condition and are subject to adjustment, both higher and lower, for changes in the patient’s medical condition and certain other reasons. At the inception of each episode of care, we submit a request for anticipated payment, or RAP, to Medicare for 50% to 60% of the estimated PPS reimbursement. We estimate the net PPS revenues to be earned during an episode of care based on the initial RAP billing, historical trends and other known factors. The net PPS revenues are initially recognized as deferred net service revenues and subsequently amortized as net service revenues ratably over the 60-day episodic period. At the end of each episode of care, a final claim billing is submitted to Medicare and any changes between the initial RAP and final claim billings are recorded as an adjustment to net service revenues. For open episodes, we estimate net revenues based on historical data, and adjust net service revenues for the difference, if any, between the initial RAP and ultimate final claim amount. We did not record any significant adjustments of prior period net PPS estimates.

The other approximately 40% of payors in our home health segment are state and local governmental agencies, the Veterans Health Administration, commercial insurers and private individuals. Services are primarily provided to these payors on a per visit basis based on negotiated rates. As such, net service revenues are readily determinable and recognized at the time the services are rendered. We provide for appropriate allowances for uncollectible amounts at the time the services are rendered.

Accounts Receivable and Allowance for Doubtful Accounts

We are paid for our services primarily by state and local agencies under Medicaid or Medicaid waiver programs, Medicare, commercial insurance companies and private individuals. While our accounts receivable are uncollateralized, our credit risk is limited due to the significance of Medicare and state agency payors to our results of operations. Laws and regulations governing the Medicaid and Medicare programs are complex and subject to interpretation. Amounts collected may be different than amounts billed due to client eligibility issues, insufficient or incomplete documentation, services at levels other than authorized and other reasons unrelated to credit risk. We establish our allowance for doubtful accounts to the extent it is probable that a portion or all of a particular account will not be collected. Our allowance for doubtful accounts is estimated and recorded primarily by aging receivables utilizing eight aging categories and applying our historical collection rates to each aging category, taking into consideration factors that might impact the use of historical collection rates or payor groups, with certain large payors analyzed separately from other payor groups. In our evaluation of these estimates, we also consider delays in payment trends in individual states due to budget or funding issues, billing conversions related to acquisitions or internal systems, resubmission of bills with required documentation and disputes with specific payors, which historically have been insignificant. Historically, we have not experienced any write-off of accounts as a result of a state operating with budget deficits. While we regularly monitor state budget and funding developments for the states in which we operate, we consider losses due to state credit risk on outstanding balances as remote. We believe that our recorded allowance for doubtful accounts is sufficient to cover potential losses; however, actual collections in subsequent periods may require changes to our estimates.

Goodwill and Other Intangible Assets

Intangible assets are stated at fair value at the time of acquisition and the carrying value of goodwill is the residual of the purchase price over the fair value of the net assets acquired and liabilities assumed. Our intangible assets with finite lives, consisting of trade names, trademarks and non-compete agreements, are amortized principally on accelerated methods based upon their estimated useful lives. In accordance with ASC Topic 350, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives, of which we have none, are not amortized. Goodwill and indefinite lived intangible assets are required to be tested for impairment at least annually using a two-step method. We test goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever circumstances change, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. The evaluation of goodwill impairment involves comparing the current fair value of each reporting unit to the recorded value, including goodwill. We use a discounted cash flow, or DCF, model to determine the current fair value of each reporting unit. The DCF model was prepared using revenue and expense projections based on our current operating plan. As such, a number of significant assumptions and estimates are involved in the application of the DCF model to forecast revenue growth, price changes, gross profits, operating expenses and operating cash flows.

Long-Lived Assets

We review our long-lived assets (except goodwill and other intangible assets, as described above) for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine if impairment exists, we compare the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset, generally determined by discounting the estimated future cash flows. No impairment charge was recorded during the three and nine months ended September 30, 2009 and 2008.

Workers’ Compensation Program

Our workers’ compensation insurance program has a $350,000 deductible component. We recognize our obligations associated with this program in the period the claim is incurred. The cost of both the claims reported and claims incurred but not reported, up to the deductible, have been accrued based on historical claims experience, industry statistics and an actuarial analysis performed by an independent third party. We monitor our claims quarterly and adjust our reserves accordingly. These costs are recorded primarily in the cost of services caption in the consolidated statement of income. Under the agreement pursuant to which we acquired Addus HealthCare, claims under our workers’ compensation insurance program that relate to December 31, 2005 or earlier are the responsibility of the selling shareholders in the acquisition, subject to certain limitations.

Income Taxes

We account for income taxes under the provisions of ASC Topic 740, “Accounting for Income Taxes.” The objective of accounting for income taxes is to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. Deferred taxes, resulting from differences between the financial and tax basis of our assets and liabilities, are also adjusted for changes in tax rates and tax laws when changes are enacted. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

New Accounting Pronouncements

In January 2009, we adopted SFAS No. 141(R), “Business Combinations” (ASC Topic 805), which continues the evolution toward fair value reporting and significantly changes the accounting for acquisitions that closed beginning in 2009, both at the acquisition date and in subsequent periods. In April 2009, the FASB issued Staff Position 141(R)-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (ASC Topic 805-20), which modifies the accounting and reporting of business combinations. These statements retain the fundamental principles of the purchase method of accounting for business combinations; however, they require several changes in the way the assets and liabilities are recognized in an acquisition. These statements require an acquirer to recognize all the assets acquired and liabilities assumed, excluding contingent consideration, in a transaction at the acquisition-date fair value with limited exceptions. These statements also require acquisition related costs, including due diligence fees, to be expensed. These statements introduce new accounting concepts and valuation complexities, and many of the changes have the potential to generate greater earnings volatility after an acquisition. The effect of the adoption of these statements on our results of operations and financial condition will depend on the nature and size of the acquisitions that take place after their effective date.

We adopted the remaining provisions of SFAS No. 157, “Fair Value Measurements” (ASC Topic 820), in January 2009, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of ASC Topic 820 did not have a material effect on our results of operations and financial position.

In January 2009, we adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (ASC Topic 815), which requires, among other things, enhanced disclosure about the volume and nature of derivative and hedging activities and a tabular summary showing the fair value of derivative instruments included in the statement of financial position and statement of operations. ASC Topic 815 also requires expanded disclosure of contingencies included in derivative instruments related to credit risk. The adoption of ASC Topic 815 did not have a material effect on our financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (ASC Topic 820-10-50), which expands to interim periods the existing annual requirement to disclose the fair value of financial instruments that are not reflected on the balance sheet at fair value. The FSP will be effective and could potentially require additional disclosures in interim periods after our fiscal year ending 2009. We are evaluating the impact the adoption of this statement will have on our financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (ASC 820), which provides additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. Additionally, ASC Topic 820 requires additional disclosures regarding fair value in interim and annual reports. This FSP is effective for interim and annual periods ending after June 15, 2009. The adoption of ASC Topic 820 did not have a material impact on our financial statements.

The FASB issued SFAS No. 165, Subsequent Events (ASC Topic 855), on May 28, 2009, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of this statement has not had a material effect on our financial reports.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (ASC Topic 810), which improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in the SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. ASC Topic 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. We are evaluating the impact the adoption of SFAS 167 will have on our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk

While we are exposed to market risk from fluctuations in interest rates, we do have in place a derivative financial instrument to minimize a portion of the risk. Under our existing credit facility, floating rate borrowings could be drawn at either a LIBOR or index base rate, as defined. The index base rate is the higher of the prime rate or the federal funds rate plus 50 basis points. As of September 30, 2009, our weighted average interest rate on the credit facility was 4.24% on total indebtedness of $48.4 million. The interest rate agreement has a notional value of $22.5 million with a LIBOR cap and floor rate of 6.0% and 3.72%, respectively. As the base rate component of the weighted average interest rate is below the floor rate, this swap has the effect of fixing the rate of interest we pay on $22.5 million of our credit facility. As a result, we are exposed to interest rate risk on the un-hedged portion of our borrowings, which was $25.9 million as of September 30, 2009. The impact on a 1.0% increase or decrease in interest rates, net of the estimated impact of a lower or higher payment due on the derivative instrument, would increase or decrease interest expense by $0.3 million. This swap does not qualify as an accounting hedge under ASC Topic 815. We repaid all amounts outstanding under this credit facility on November 2, 2009 in conjunction with our initial public offering and entered into a new credit facility.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are subject to claims and suits arising in the ordinary course of our business, including claims for damages for personal injuries. In our management’s opinion, the ultimate resolution of any of these pending claims and legal proceedings will not have a material adverse effect on our financial position or results of operations.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factors discussed under the caption “Risk Factors” in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on October 29, 2009. There have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in the Prospectus. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities

None

(b)	Use of Proceeds from Public Offering of Common Stock

On October 27, 2009, our registration statement (File No. 333-160634) was declared effective for our initial public offering, pursuant to which we registered the offering and sale of 5,400,000 shares of common stock and the additional sale pursuant to the underwriters’ over-allotment option of an additional 810,000 shares of common stock, at a public offering price of $10.00 per share. The offering closed on November 2, 2009. Robert W. Baird & Co. Incorporated and Oppenheimer & Co. Inc. acted as joint book-running managers, and Stephens Inc. acted as co-manager. As a result of the offering, we received net proceeds of approximately $50.2 million, after deducting the underwriting discount of $3.8 million. We used the net proceeds of the offering, together with $29.5 million of initial borrowings under the new credit facility we entered into at the closing of the offering, as described under the caption “Use of Proceeds” in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on October 29, 2009, to repay amounts outstanding under our prior credit facility, to make a payment required by a contingent payment agreement previously entered into with the former owners of Addus HealthCare, to pay a portion of the dividends accrued on our series A preferred stock that converted into shares of common stock in connection with the offering, to pay a one-time consent fee to certain former holders of such shares of series A preferred stock, to pay the former Chairman of Addus HealthCare amounts required by his separation and general release agreement and to pay related fees and expenses. There has been no material change in the use of proceeds from our initial public offering from that described in the Prospectus filed with the SEC pursuant to Rule 424(b).

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

On September 22, 2009, our stockholders acted by written consent to take the following action: the authorization, adoption and approval of the amendment of our restated certificate of incorporation to provide for, among other things, our ability to pay the amount of any unpaid dividends accrued on the shares of our series A convertible preferred stock upon conversion of those shares into shares of our common stock in cash, by the issuance of a note or in a combination thereof, at the election of the holder. Such action was effected pursuant to an action by written consent of our stockholders in compliance with our restated certificate of incorporation and Section 228 of the Delaware General Corporation Law. Stockholders holding an aggregate of 76,821 shares of our then-outstanding common stock and 37,250 shares of our then-outstanding series A convertible preferred stock approved the matters set forth in the action by written consent and stockholders holding approximately 17,554 shares of our then-outstanding common stock and 500 shares of our then-outstanding series A convertible preferred stock did not vote with respect to such matters.

Item 5.	Other information

None

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company dated as of November 2, 2009*

3.5	Amended and Restated Bylaws of the Company (filed on September 21, 2009 as Exhibit 3.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

4.1	Form of Common Stock Certificate (filed on October 2, 2009 as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

10.1	Separation and General Release Agreement, dated as of September 20, 2009, between Addus HealthCare, Inc. and W. Andrew Wright, III (filed on September 21, 2009 as Exhibit 10.1(b) to Amendment No. 2 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

10.2	Amendment to the Amended and Restated Employment and Non-Competition Agreement, dated September 30, 2009, between Addus HealthCare, Inc. and Mark S. Heaney (filed on October 2, 2009 as Exhibit 10.2(a) to Amendment No. 4 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

10.3	Amendment to the Employment and Non-Competition Agreement, dated September 30, 2009, between Addus HealthCare, Inc. and Frank Leonard (filed on October 2, 2009 as Exhibit 10.3(a) to Amendment No. 4 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

10.4	Amendment to the Amended and Restated Employment and Non-Competition Agreement, dated September 30, 2009, between Addus HealthCare, Inc. and Darby Anderson (filed on October 2, 2009 as Exhibit 10.4(a) to Amendment No. 4 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

10.5	Amendment to the Employment and Non-Competition Agreement, dated September 30, 2009, between Addus HealthCare, Inc. and Sharon Rudden (filed on October 2, 2009 as Exhibit 10.5(a) to Amendment No. 4 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

10.6	Amendment No. 1 to Amended and Restated Employment and Non-Competition Agreement between Addus HealthCare, Inc. and David W. Stasiewicz (filed on October 2, 2009 as Exhibit 10.6(a) to Amendment No. 4 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

10.7	Amendment to the Employment and Non-Competition Agreement, dated September 30, 2009, between Addus HealthCare, Inc. and Paul Diamond (filed on October 2, 2009 as Exhibit 10.7(a) to Amendment No. 4 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

10.8	Termination Agreement between Addus HealthCare, Inc. and Eos Management, Inc. dated as of September 16, 2009 (filed on September 21, 2009 as Exhibit 10.9(b) to Amendment No. 2 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

10.9	Consent Fee Agreement, dated as of September 16, 2009, among Eos Capital Partners III, L.P., Eos Partners SBIC III, L.P. and the Company (filed on September 21, 2009 as Exhibit 10.19 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

10.10	Form of Addus HomeCare Corporation 2009 Stock Incentive Plan (filed on September 21, 2009 as Exhibit 10.20 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

10.11	Form of Incentive Stock Option Award Agreement under the 2009 Stock Incentive Plan (filed on September 21, 2009 as Exhibit 10.20(a) to Amendment No. 2 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

10.12	Form of Restricted Stock Award Agreement under the 2009 Stock Incentive Plan (filed on September 21, 2009 as Exhibit 10.20(b) to Amendment No. 2 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADDUS HOMECARE CORPORATION

Date: November 19, 2009	By:	/S/ MARK S. HEANEY
Mark S. Heaney President and Chief Executive Officer

	By:	/S/ FRANCIS J. LEONARD
Francis J. Leonard Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of the Company dated as of November 2, 2009*

3.5	Amended and Restated Bylaws of the Company (filed on September 21, 2009 as Exhibit 3.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

4.1	Form of Common Stock Certificate (filed on October 2, 2009 as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

10.1	Separation and General Release Agreement, dated as of September 20, 2009, between Addus HealthCare, Inc. and W. Andrew Wright, III (filed on September 21, 2009 as Exhibit 10.1(b) to Amendment No. 2 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

10.2	Amendment to the Amended and Restated Employment and Non-Competition Agreement, dated September 30, 2009, between Addus HealthCare, Inc. and Mark S. Heaney (filed on October 2, 2009 as Exhibit 10.2(a) to Amendment No. 4 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

10.3	Amendment to the Employment and Non-Competition Agreement, dated September 30, 2009, between Addus HealthCare, Inc. and Frank Leonard (filed on October 2, 2009 as Exhibit 10.3(a) to Amendment No. 4 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

10.4	Amendment to the Amended and Restated Employment and Non-Competition Agreement, dated September 30, 2009, between Addus HealthCare, Inc. and Darby Anderson (filed on October 2, 2009 as Exhibit 10.4(a) to Amendment No. 4 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

10.5	Amendment to the Employment and Non-Competition Agreement, dated September 30, 2009, between Addus HealthCare, Inc. and Sharon Rudden (filed on October 2, 2009 as Exhibit 10.5(a) to Amendment No. 4 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

10.6	Amendment No. 1 to Amended and Restated Employment and Non-Competition Agreement between Addus HealthCare, Inc. and David W. Stasiewicz (filed on October 2, 2009 as Exhibit 10.6(a) to Amendment No. 4 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

10.7	Amendment to the Employment and Non-Competition Agreement, dated September 30, 2009, between Addus HealthCare, Inc. and Paul Diamond (filed on October 2, 2009 as Exhibit 10.7(a) to Amendment No. 4 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

10.8	Termination Agreement between Addus HealthCare, Inc. and Eos Management, Inc. dated as of September 16, 2009 (filed on September 21, 2009 as Exhibit 10.9(b) to Amendment No. 2 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

10.9	Consent Fee Agreement, dated as of September 16, 2009, among Eos Capital Partners III, L.P., Eos Partners SBIC III, L.P. and the Company (filed on September 21, 2009 as Exhibit 10.19 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

10.10	Form of Addus HomeCare Corporation 2009 Stock Incentive Plan (filed on September 21, 2009 as Exhibit 10.20 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

10.11	Form of Incentive Stock Option Award Agreement under the 2009 Stock Incentive Plan (filed on September 21, 2009 as Exhibit 10.20(a) to Amendment No. 2 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

10.12	Form of Restricted Stock Award Agreement under the 2009 Stock Incentive Plan (filed on September 21, 2009 as Exhibit 10.20(b) to Amendment No. 2 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith
**	Furnished herewith