Form 10-K
period 2009-12-31
Addus HomeCare Corp
filed 2010-03-29
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

(847) 303-5300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which Registered
Common Stock, par value $0.001	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(b) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of June 30, 2009 (the last day of the registrant’s most recently completed second quarter), the registrant’s common stock was not publicly traded. As of December 31, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $51,920,964 based on the number of shares held by non-affiliates as of December 31, 2009, and based on the reported last sale price of the registrant’s common stock on The Nasdaq Global Market on December 31, 2009.

As of March 26, 2010, there were 10,500,323 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2010 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2009 fiscal year) are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

When included in this Annual Report on Form 10-K, or in other documents that we file with the Securities and Exchange Commission (“SEC”) or in statements made by or on behalf of the Company, words like “believes,” “belief,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “would,” “should” and similar expressions are intended to identify forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. These risks and uncertainties include, but are not limited to the following: changes in Medicare and other medical payment levels, changes in or our failure to comply with existing Federal and State laws or regulations or the inability to comply with new government regulations on a timely basis, competition in the homecare industry, changes in the case mix of consumers and payment methodologies, changes in estimates and judgments associated with critical accounting policies, our ability to maintain or establish new referral sources, our ability to attract and retain qualified personnel, changes in payments and covered services due to the economic downturn and deficit spending by Federal and State governments, future cost containment initiatives undertaken by third party payors, our access to financing due to the volatility and disruption of the capital and credit markets, our ability to meet debt service requirements and comply with covenants in debt agreements, business disruptions due to natural disasters or acts of terrorism, our ability to integrate and manage our information systems, our expectations regarding the size and growth of the market for our services, the acceptance of privatized social services, our expectations regarding changes in reimbursement rates, authorized hours and eligibility standards of state governmental agencies, and the effect of those changes on our results of operations in 2010 or for periods thereafter, our ability to successfully implement our integrated service model to grow our business, our ability to continue identifying and pursuing acquisition opportunities and expand into new geographic markets, the effectiveness, quality and cost of our services and various other matters, many of which are beyond our control.

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on any forward-looking statement as a prediction of future events. We expressly disclaim any obligation or undertaking and we do not intend to release publicly any updates or changes in our expectations concerning the forward-looking statements or any changes in events, conditions or circumstances upon which any forward-looking statement may be based, except as required by law. For a discussion of some of the factors discussed above as well as additional factors, see Part I, Item 1A—“Risk Factors” and Part II, Item 7—“Critical Accounting Policies” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Unless otherwise provided, “Addus,” “we,” “us,” “our,” and the “Company” refer to Addus HomeCare Corporation and our consolidated subsidiaries and “Holdings” refers to Addus HomeCare Corporation. When we refer to 2009, 2008 and 2007, we mean the twelve month period then ended December 31, unless otherwise provided.

A copy of this Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC, including all exhibits, is available on our internet website at http://www.addus.com on the “Investor Relations” page link. Information contained on, or accessible through, our website is not a part of, and is not incorporated by reference into, this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

Overview

We are a comprehensive provider of a broad range of social and medical services in the home. Our services include personal care and assistance with activities of daily living, skilled nursing and rehabilitative therapies, and adult day care. Our consumers are individuals with special needs who are at risk of hospitalization or institutionalization, such as the elderly, chronically ill and disabled. Our payor clients include federal, state and local governmental agencies, the Veterans Health Administration, commercial insurers, and private individuals. We provide our services through over 120 locations across 16 states to over 23,000 consumers.

We operate our business through two segments, home & community services and home health services. Our home & community services are social, or non-medical, in nature and include assistance with bathing, grooming, dressing, personal hygiene and medication reminders, and other activities of daily living. We provide home & community services on a long-term, continuous basis, with an average duration of 20 months per consumer. Our home health services are medical in nature and include physical, occupational and speech therapy, as well as skilled nursing. We generally provide home health services on a short-term, intermittent or episodic basis to individuals recovering from an acute medical condition, with an average length of care of 81 days.

The comprehensive nature of our social and medical services enables us to maintain a long-term relationship with our consumers as their needs change over time and provides us with diversified sources of revenue. To meet our consumers’ changing needs, we utilize an integrated service delivery model approach that allows our consumers to access social and medical services from one homecare provider and appeals to referral sources who are seeking a provider with a breadth of services, scale and systems to meet consumers’ needs effectively. Our integrated service delivery model enables our consumers to access services from both our home & community services and home health services divisions, thereby receiving the full spectrum of their social and medical homecare service needs from a single provider. Our integrated service model is designed to reduce service duplication, which lowers health care costs, enhances consumer outcomes and satisfaction and lowers our operating costs, as well as drives our internal growth strategy. In our target markets, our care and service coordinators work with our caregivers, consumers and their providers to review our consumers’ current and anticipated service needs and, based on this continuous review, identify areas of service duplication or new service opportunities. This approach, combined with our integrated service delivery model, enabled us to derive approximately 33% of our Medicare home health cases in 2009 from our home & community consumer base. We generated net service revenues of $259.3 million in 2009. In 2009, we derived approximately 81% of our net service revenues from a number of different state and county government payors, which included 34% from the Illinois Department on Aging, and approximately 12% of our net service revenues from Medicare.

Addus HomeCare Corporation was incorporated in Delaware in 2006 under the name Addus Holding Corporation for the purpose of acquiring Addus HealthCare, Inc. (“Addus HealthCare”). Addus HealthCare was founded in 1979. Our principal executive offices are located at 2401 South Plum Grove Road, Palatine, Illinois 60067. Our telephone number is (847) 303-5300.

Our Market and Opportunity

We provide services to the elderly and adult infirm who need long-term care and assistance with essential, routine tasks of life, as well as Medicare-eligible beneficiaries who are in need of recuperative care services following an acute medical condition. The Georgetown University Long-Term Care Financing Project estimated total expenditures in 2005 for services such as these, including services provided in the home or in a community-based setting, as well as in institutions such as skilled nursing facilities, at over $205 billion. It is estimated that 49.0% of these expenditures were paid for by Medicaid, 20.4% by Medicare, 18.1% by private duty, 7.2% by private insurance and 5.3% by other sources. Homecare services is the fastest growing segment within this overall market. According to Thomson Reuters (formerly Metstat), Medicaid expenditures for home & community services increased from $7.5 billion in 1995 to $37.9 billion in 2007, representing a compound annual growth rate, or CAGR, of 14.4%. According to the Medicare Payment Advisory Commission, or MedPAC, an independent congressional agency that advises Congress on issues involving the Medicare program. Medicare expenditures on home health care increased from $8.5 billion in 2001 to $13.7 billion in 2007, representing a CAGR of 8.3%.

According to the Centers for Medicare and Medicaid Services, or CMS, payment for homecare services, which does not include personal care services funded primarily under Medicaid waiver programs, was $59 billion in 2007, and is forecasted to increase to $135 billion in 2018, representing a CAGR of 7.8%. In addition to the projected growth of government-sponsored homecare services, the private duty market for our services is rapidly growing. We provide our private duty consumers with all of the services we provide to both our home & community and home health consumers.

Historically, there were limited barriers to entry in the homecare industry. As a result, the industry developed in a highly fragmented manner, with many small local providers. As such, few companies have a significant market share across multiple regions or states. According to the National Association for Home Care & Hospice, or NAHC, as of 2007, there were over 9,000 Medicare-certified homecare agencies. In addition, while difficult to estimate, there are many non-licensed, non-certified homecare agencies. More recently, the homecare industry has been subject to increased regulation. In several states, providers are now required to obtain state licenses or registrations and must comply with laws and regulations governing standards of practice. Providers must dedicate substantial resources to ensure continuing compliance with all applicable regulations and significant expenditures may be necessary to offer new services or to expand into new markets. Any failure to comply with this growing and changing regulatory regime could lead to the termination of rights to participate in federal and state-sponsored programs and the suspension or revocation of licenses. We believe limitations on the availability of new licenses, the rising cost and complexity of operations and pressure on reimbursement rates due to constrained government resources create substantial barriers for new providers and may encourage industry consolidation.

Our Growth Strategy

We intend to grow as an integrated provider of homecare services. The following are the key elements of our growth strategy:

•

Expand our comprehensive, integrated service model. Our comprehensive, integrated model provides significant opportunities to effectively market to a wide range of payor clients and referral sources, many of whom are responsible for consumers with both social and medical service needs. We have implemented this model in approximately 52% of our current locations and intend to extend this model to all of our markets, both organically and through strategic acquisitions.

•

Drive growth in existing markets. We intend to drive growth in our existing markets by enhancing the breadth of our services, increasing the number of referral sources and leveraging and expanding our payor relationships in each market. We intend to achieve this growth by continuing to educate referral sources about the benefits of our services and maintaining our emphasis on high quality care for our consumers. To take advantage of the growing demand for quality and reputable homecare services from private duty consumers, we are focusing on increasing and enhancing the private duty services we provide to veterans and other consumers in all of our locations. By providing private duty services through our existing home & community and home health employees, we expect to increase our net service revenues without a corresponding increase in our operating costs.

•

Expand into new markets. We intend to offer our services in new geographic markets by opening new locations, expanding services from current locations into geographically contiguous markets and through acquisitions. We target expansion locations where we believe we can establish a significant presence and also where we can leverage our integrated service model approach.

Our Services by Segment

We deliver comprehensive homecare services to our consumers through two business segments, home & community services and home health services. Our home & community services assist consumers, who would otherwise be at risk of placement in a long-term care institution, with activities of daily living. Our home health services provide restorative measures to consumers with chronic diseases or after hospitalization. We have an integrated care approach which delivers an integrated care plan to our consumers. We believe this approach allows consumers to stay within our delivery system as their health care needs change and to continue to receive a full spectrum of services in a home or community-based setting. This approach also reduces the costs to the health care system associated with frequent hospitalization or admission into a skilled nursing facility or other health care institution.

Home & Community Services

Our home & community services segment provides a broad range of services primarily in consumers’ homes on an as-needed, hourly basis, mostly to older adults and younger disabled persons. Our home & community services segment, which accounted for $210.1 million, or 81.0%, of our net service revenues in 2009, primarily involves providing assistance with activities of daily living. These services, generally provided by para-professional staff such as homecare aides, are of a social rather than medical nature, and include personal care, home support services and adult day care.

Personal care and home support services are provided to consumers who are unable to independently perform some or all of their activities of daily living. Our services are needed when assistance from family or community members is insufficient or where caregiver respite is needed. Personal care services include bathing, grooming, mouth care, skin care, assistance with feeding and dressing and medication reminders. Home support services include meal planning and preparation, housekeeping and transportation services. A consumer may need such services on a temporary or long-term basis to address chronic or acute conditions. Each payor client establishes its own eligibility standards, determines the type, amount, duration and scope of services, and establishes the applicable reimbursement rate. The average duration of our provision of home & community services is approximately 20 months per consumer.

We also operate five adult day centers in Illinois, including one center acquired on January 1, 2010. Our adult day centers provide an integrated program of skilled and support services and designated health services for adults in a community-based group setting. Services provided by our adult day centers include social activities, transportation services to and from the centers, the provision of meals and snacks, personal care and therapeutic activities such as exercise and cognitive interaction.

Most of our home & community services are provided pursuant to agreements with state and local governmental social and aging service agencies. These agreements generally have a stated term of one to two years and generally may be terminated by the counterparty upon 60 days’ notice. They are typically renewed for one- to five-year terms, provided we have complied with licensing, certification and program standards, and other regulatory requirements. Reimbursement rates and methods vary by state and service type, but are typically based on an hourly or unit-of-service basis. In 2009, approximately 95.8% of our home & community net service revenues were derived from state and local government programs, while approximately 4.2% of our home & community net service revenues were derived from insurance programs and private duty consumers.

Home Health Services

Services provided to consumers by our home health services segment are typically prescribed by a physician following an in-home nursing assessment or a consumer’s discharge from a hospital, skilled nursing facility, rehabilitation center or other institutional setting. Services may be provided in lieu of, or delay the need for, hospitalization. Our home health services are provided on an intermittent basis to consumers who are typically unable to leave their homes without considerable effort. Our home health services are provided by skilled nurses, physical, occupational and speech therapists, medical social workers and home health aides. We provide these services to the homebound elderly, adult infirm and children, including the high-risk pediatric population.

We provide home health services after an acute illness or surgical intervention, or after an exacerbation or worsening of a chronic disorder that typically requires hospitalization or other institutionalization. These services include disease management instruction, wound care, occupational and speech therapy, risk assessment and prevention and education. We have also developed disease-specific plans for consumers with diabetes, congestive heart failure, post-orthopedic surgery or injury and respiratory diseases.

Our home health net service revenues accounted for $49.2 million, or 19.0%, of our net service revenues in 2009. Of these net service revenues, 61.3% were reimbursed by Medicare, 21.0% by state and local government programs, 10.8% by insurance programs and 6.9% from other private payors.

The following table presents our locations by segment, setting forth acquisitions, start-ups and closures for the period January 1, 2007 to December 31, 2009:

	Home & Community (1)	Home Health	Total
Total at January 1, 2007	66	26	92
Acquired	7	1	8
Start-up	4	2	6
Closed/Merged	(2)	—	(2)

Total at December 31, 2007	75	29	104
Acquired	16	2	18
Start-up	2	1	3
Closed/Merged	(2)	(1)	(3)

Total at December 31, 2008	91	31	122
Start-up	3	—	3
Closed/Merged	(2)	(1)	(3)

Total at December 31, 2009	92	30	122

(1)	Includes four adult day centers in Illinois.

As of December 31, 2009, we provided our services through over 120 locations across 16 states. As part of our comprehensive service model, we have integrated and provide both home & community and home health services in nine states.

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

For 2009, 2008, and 2007, our payor revenue mix by segment was as follows:

	Home & Community
	2009	2008	2007
State, local and other governmental programs	95.8%	96.9%	97.4%
Commercial	0.5	0.1	0.2
Private duty	3.7	3.0	2.4

	100.0%	100.0%	100.0%

	Home Health
	2009	2008	2007
Medicare	61.3%	58.3%	55.1%
State, local and other governmental programs	21.0	23.4	27.8
Commercial	10.8	11.4	10.1
Private duty	6.9	6.9	7.0

	100.0%	100.0%	100.0%

We also measure the performance of each segment using a number of different metrics. For our home & community segment, we consider billable hours, billable hours per business day, revenues per billable hour and the number of consumers, or census. For our home health segment, we consider Medicare census, non-Medicare census, Medicare admissions and Medicare revenues per episode completed.

We derive a significant amount of our net service revenues from our operations in Illinois and California, which represented 49% and 16%; 46% and 18%; and 49% and 23% of our total net service revenues for the years ended December 31, 2009, 2008 and 2007, respectively.

A significant amount of our net service revenues are derived from two specific payors. The Illinois Department on Aging, in the home & community segment, and Medicare, in the home health segment, which accounted for 34% and 12%; 32% and 12%; and 33% and 13% of our total net service revenues for the years ended December 31, 2009, 2008 and 2007, respectively.

Sales and Marketing

We focus on initiating and maintaining working relationships with state and local governmental agencies responsible for the provision of the services we offer. We target these agencies in our current markets and in geographical areas that we have identified as potential markets for expansion. We also seek to identify service needs or changes in the service delivery or reimbursement system of governmental entities and attempt to work with and provide input to the responsible government personnel, provider associations and consumer advocacy groups.

We receive substantially all of our consumers from third party referrals. Generally, family members of potential homecare consumers are made aware of available in-home or alternative living arrangements through a state or local case management system. These systems are operated by governmental or private agencies. We receive referrals from state departments on aging, rehabilitation, mental health and children’s services, county departments of social services, the Veterans Health Administration and city departments on aging. Other service referrals, particularly in our home health division, come from physicians, hospitals, long-term care facilities and private insurers. Accordingly, there is no single referral source that accounts for a substantial portion of our referrals.

In our home & community services division, we provide ongoing education and outreach to our target communities, both to inform residents about state and locally-subsidized care options and to communicate our role in providing quality home & community services. We also utilize consumer-direct sales, marketing and advertising programs designed to attract consumers. We market our home health services by educating referral sources. We have a focused sales force that manages the retention of our consumers and payors, organic expansion of existing referral sources and continued growth of new referral sources.

Payment for Services

We are compensated for our services by state and local government programs, such as Medicaid funded programs and Medicaid waiver programs, other state agencies and Medicare, as well as the Veterans Health Administration, commercial insurers and private duty consumers.

The following table sets forth net service revenues derived from each of our major payors during the indicated periods as a percentage of total net service revenues:

Payor Group	Year Ended December 31,
	2009	2008	2007
Illinois Department on Aging	34.3%	31.6%	33.3%
Medicare	11.6	11.7	12.7
Nevada Medicaid	6.5	7.5	2.0
Riverside County Department of Public Social Services	5.4	6.6	8.3
Private duty	4.3	3.8	3.5
Commercial insurance	2.7	2.4	2.4
Other federal, state and local payors (1)	35.2	36.4	37.8

Total	100.0%	100.0%	100.0%

(1)	Includes the Veterans Health Administration and over 100 state and local government payors.

Illinois Department on Aging

We provide homecare services pursuant to agreements with the Illinois Department on Aging, which is funded by Medicaid and general revenue funds of the State of Illinois. Consumers are identified by case managers contracted independently with the Illinois Department on Aging. Once a consumer has been evaluated and determined to be eligible for the program, the case manager refers the consumer to a list of authorized providers, from which the consumer selects the provider. We provide our services in accordance with a care plan developed by the case manager and under administrative directives from the Illinois Department on Aging. We are reimbursed on an hourly fee for service basis. Due to its revenue deficiencies and financing issues, the State of Illinois is currently reimbursing us on a delayed basis with respect to these agreements. These payment delays have adversely impacted, and may further adversely impact, our liquidity, and may result in the need to increase borrowings under our credit facility. Other delayed payor reimbursements from the State of Illinois have also contributed to the increase in our receivables balances.

Medicare

Medicare is the U.S. government’s health insurance program funded by the Social Security Administration for individuals aged 65 or older, individuals under the age of 65 with certain disabilities and individuals of all ages with end-stage renal diseases. Eligibility for Medicare does not depend on income, and coverage is restricted to reasonable and medically-necessary treatment.

Medicare home health rates are based on the severity of the consumer’s condition, his or her service needs and other factors relating to the cost of providing services and supplies. Through the Medicare Prospective Payment System, or PPS, Medicare pays providers of home health care at fixed, predetermined rates for services bundled into 60-day episodes of home health care. Medicare base episodic rates are set annually through federal legislation, as follows:

Period	Base Episode Payment (1)
January 1, 2007 through December 31, 2007	$2,339
January 1, 2008 through December 31, 2008	2,270
January 1, 2009 through December 31, 2009	2,272
January 1, 2010 through December 31, 2010 (2)	2,313

(1)	The actual episode payment rates vary based on the scoring of Outcome and Assessment Information Set or OASIS responses which then categorize characteristics into home health resource groups with a corresponding rate of payment. The per episode payment is typically reduced or increased by such factors as the consumer’s clinical, functional and services utilization domains.

(2)	On November 10, 2009 CMS issued final regulations specifying Medicare home health reimbursement rates for 2010. Medicare rates for 2010 include a “market basket update” rate increase of 2.0% plus a 2.5% rate increase due to an “outlier policy” adjustment, less a 2.75% “case mix creep” adjustment. Accordingly, 2010 Medicare rates are approximately 1.75% higher than in 2009.

Medicare payments can be adjusted through changes in the base episode payments and recoveries of overpayments for, among other things, unusually costly care for a particular consumer, low utilization, transfers to another provider, the level of therapy services required and the number of episodes of care provided. In addition, Medicare can also reduce levels of reimbursement if a provider is unable to produce appropriate billing documentation or acceptable medical authorizations. Medicare reimbursement, on an episodic basis, is subject to adjustment if the consumer is discharged but readmitted within the same 60-day episodic period.

In its March 2010 report to Congress, MedPAC made several recommendations that could adversely affect the home health industry and potentially our business. MedPAC advised Congress that MedPAC believes payments to home health agencies have consistently and substantially exceeded costs in the home health PPS and concludes that payments should be significantly reduced. MedPAC recommended that Congress “rebase” the payment system to reflect the average cost of providing services. MedPAC recommended that Congress direct the Department of Health and Human Services, or DHHS, to modify the home health payment system to protect beneficiaries from stinting or lower quality care in response to rebasing and suggested a possible approach of blended payments that mix prospective payment with elements of cost-based reimbursement. MedPAC also suggested that Congress direct the DHHS to identify categories of patients who are likely to receive the greatest clinical benefit from home health and develop measures that evaluate the quality of care for each category of patient. Finally, MedPAC suggested that Congress direct the DHHS to review home health agencies that have unusual claims patterns and delegate to DHHS the authority to implement safeguards, such as a moratorium on new providers, prior authorization, or suspension of prompt payment requirements where it appears there is high risk.

On March 23, 2010, the President signed into law the Patient Protection and Affordable Care Act (the “Health Reform Law”). The Health Reform Law mandates a 1% reduction in the market basket update for 2011 and 2012 and a market basket productivity adjustment for 2015 and subsequent years. The market basket reductions may result in a negative adjustment. The Health Reform Law also requires CMS to rebase payments for home health services, reducing payments beginning in 2013 with a four-year phase-in and full implementation in 2016. Reductions may not exceed 3.5% of the reimbursement in effect on March 23, 2010.

Nevada Medicaid

We provide services pursuant to an agreement with the State of Nevada Division of Health Care Financing and Policy under Nevada Medicaid’s Personal Care Options program. Under this agreement, we identify consumers through community outreach efforts, who are then qualified by the State of Nevada to receive services. We provide personal care and other in-home supportive services under this program. All services are reimbursed on an hourly fee for service basis.

Riverside County Department of Public Social Services

We provide services pursuant to an agreement with the County of Riverside, California under its In-Home Support Services Program. Under this agreement, we serve consumers referred to us by County Employed Social Workers in accordance with the term and conditions of a Quality Assurance Work Plan. We provide personal care and other assistance with activities of daily living under this program. All services are reimbursed on an hourly fee for service basis. The current agreement has a term of three years beginning July 1, 2009 and is subject to annual renewal by the County Board of Supervisors.

Private Duty

Our private duty services are provided on an hourly basis. Our rates are established to achieve a pre-determined gross profit margin, and are competitive with those of other local providers. We bill our private duty consumers for services rendered either bi-monthly or monthly, and in certain circumstances we obtain a two-week deposit from the consumer. Other private duty payors include workers’ compensation programs/insurance, preferred provider organizations and other managed care companies and employers.

Commercial Insurance

Most long-term care insurance policies contain benefits for in-home services, home health care and adult day care. Policies are generally subject to dollar limitations on the amount of daily, weekly or monthly coverage provided. Depending on the type of service, coverage for services may be predicated on a physician determination that the care is necessary or on the development of a plan for care in the home.

Other Federal, State and Local Payors

Medicaid Funded Programs and Medicaid Waiver Programs

Medicaid is a state-administered program that provides certain social and medical services to qualified low-income individuals, and is jointly funded by the federal government and individual states. Reimbursement rates and methods vary by state and service type, but are typically based on an hourly or unit-of-service basis. Rates are subject to adjustment based on statutory and regulatory changes, administrative rulings, government funding limitations and interpretations of policy by individual state agencies. Within guidelines established by federal statutes and regulations, each state establishes its own eligibility standards, determines the type, amount, duration and scope of services, sets the rate of payment for services and administers its own program, subject to federal oversight. Most states cover Medicaid beneficiaries for intermittent home health services, as well as continuous services for children and young adults with complicated medical conditions, and certain states cover home and community-based services.

Veterans Health Administration

The Veterans Health Administration operates the nation’s largest integrated health care system, with more than 1,400 sites of care, and provides health care benefits to eligible military veterans. The Veterans Health Administration provides funding to regional and local offices and facilities that support the in-home care needs of eligible aged and disabled veterans by contracting directly with local in-home care providers, and to the aid and attendance pension, which pays veterans for their otherwise unreimbursed health and long-term care expenses. We currently have relationships and agreements with the Veterans Health Administration to provide such services in Illinois, Arkansas and California.

Other

Other sources of funding are available to support homecare services in different states and localities. In addition, many states appropriate general funds or special use funds through targeted taxes or lotteries to finance homecare services for senior citizens and people with disabilities. Depending on the state, these funds may be used to supplement existing Medicaid waiver programs or for distinct programs that serve non-Medicaid eligible consumers.

Competition

The homecare industry is highly competitive, fragmented and market specific. Each local market has its own competitive profile and no single competitor has significant market share across all of our markets. Our competition consists of home health providers, private caregivers, larger publicly held companies, privately held homecare companies, privately held single-site agencies, hospital-based agencies, not-for-profit organizations, community-based organizations and self-directed care programs. We have experienced, and expect to continue to experience, competition from new entrants into our markets. Increased competition may result in pricing pressures, loss of or failure to gain market share or loss of consumers or payors, any of which could harm our business. In addition, some of our competitors may have greater financial, technical, political and marketing resources, name recognition on a larger number of consumers and payors than we do.

Government Regulation

Overview

Our business is subject to extensive and increasing federal, state and local regulation. Changes in the law or new interpretations of existing laws may have a dramatic effect on the definition of permissible activities, the relative cost of doing business, and the methods and amounts of payment for care by both governmental and other payors. Departments of the federal government are currently considering how to implement programs and policy changes and mandated demonstration projects in the Health Reform Law. Congress expects that the changes in the Health Reform Law will decrease overall Medicare spending in the next ten years from what it was expected to be before passage of the Health Reform Law. As a result of the Health Reform Law the number of Medicaid beneficiaries will increase and it is impossible to know at this time what effect, if any, this will have on budgetary allocations for our services. Even prior to the passage of the Health Reform Law, Medicaid authorities and state legislatures were reviewing and assessing alternative health care delivery systems and payment methodologies. The health care industry has experienced, and is expected to continue to experience, extensive and dynamic change. In addition, differences among state laws may impede our ability to expand into certain markets. If we fail to comply with applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate and our ability to participate in federal or state programs.

Medicaid and Medicare Participation

To participate in and qualify for reimbursement under Medicaid programs, we are subject to various requirements imposed by federal and state authorities. We must comply with regulations promulgated by the DHHS in order to participate in the Medicare program and receive payments. If we were to violate the applicable federal and state regulations, we could be excluded from participation in federal and state healthcare programs and be subject to substantial civil and criminal penalties.

Patient Protection and Affordable Care Act

On March 23, 2010, the President signed into law the Health Reform Law. The Health Reform Law includes several provisions that may affect reimbursement for home health agencies. Congress directed the Secretary of DHHS to develop a program for value-based purchasing for payments to home health agencies. The program is intended to include development of measures of quality and efficiency, reporting, collection and validation of quality measures, methods for disclosure of performance information and any other issues the Secretary of DHHS deems appropriate. The Health Reform Law also creates within CMS a Center for Medicare and Medicaid Innovation, or CMMI, to test innovative payment and service delivery systems to reduce program expenditures while maintaining or enhancing quality. Among the issues that are to be addressed by CMMI are: allowing the states to test new models of care for individuals dually eligible for Medicare and Medicaid, supporting “continuing care hospitals” that offer post acute care during the 30 days following discharge, funding home health providers that offer chronic care management services, and establishing pilot programs that bundle acute care hospital services with physician services and post-acute care services, including home health services for patients with certain selected conditions. We may have difficulty negotiating for a fair share of the bundled payment. In addition, we may be unfairly penalized if a consumer is readmitted to the hospital within 30 days of discharge for reasons beyond our control.

The Health Reform Law mandates a 1% reduction in the market basket update for 2011 and 2012 and a market basket productivity adjustment for 2015 and subsequent years. The market basket reductions may result in a negative adjustment. The Health Reform Law reduces total payments for all home health agencies for outliers from 5% to 2.5%, and, in addition, beginning in 2011 caps payments to any one home health agency to no more than 10% of the payments received by the home health agency in a year. It also requires CMS to rebase payments for home health services, reducing payments beginning 2013 with a four-year phase-in and full implementation in 2016. Reductions may not exceed 3.5% of the reimbursement in effect on March 23, 2010.

Physicians ordering home health services under Medicare and Medicaid are required to have a face-to-face encounter with the patient within a time frame set by the Secretary of the DHHS before ordering the home health service, but a nurse practitioner or clinical nurse specialist working in collaboration with a physician would be permitted to conduct the face-to-face encounter. Home health agencies will be required to conduct background checks on all individuals involved in direct care.

The Secretary of the DHHS is required to conduct a study to evaluate the quality of care among efficient home health agencies taking into account severity of illness, looking at methods to revise payments systems, the validity and reliability of the OASIS instrument, and other areas determined appropriate by the Secretary of the DHHS, with a report to Congress no later than March 1, 2011. In addition, Congress directed MedPAC to conduct a study evaluating the effect of rebasing on access to care, quality outcomes, the number of home health agencies, rural agencies, urban agencies, for-profit agencies and nonprofit agencies, and to deliver a report to Congress no later than 2015. Neither of these studies is supposed to result in a reduction of guaranteed home health benefits under Medicare. The Secretary of the DHHS is also required to conduct a study on home health costs for providing services to low income Medicare beneficiaries, beneficiaries in medically underserved areas and beneficiaries with varying levels of severity of illness, and may conduct a demonstration project taking into account the results of such study.

The Health Reform Law requires states to study the use of technology in providing home health services under a Medicaid plan and improving service delivery and coordination across the care continuum (including the use of wireless patient technology to improve coordination and management of care and patient adherence to recommendations made by their provider). In addition, home health providers will be required as a condition of their Medicaid enrollment to report to the state regarding measures for determining the quality of services in accordance with requirements set by the DHHS. When appropriate and feasible, a designated provider is required to use health information technology in providing the State with such information.

The Health Reform Law provides for the appointment of a 15-member Independent Medicare Advisory Board, or IMAB, appointed by the President that will have authority to recommend cost cutting measures to Congress to control the growth of Medicare spending, reducing expenditures to certain targeted amounts and other changes to the Medicare program. Congress will be severely limited in its ability to debate or modify recommendations of the IMAB, giving the IMAB broad powers to reduce Medicare spending and modify the program.

The Health Reform Law is broad, sweeping reform, and is subject to change, including through the adoption of related regulations, and the way in which its provisions are interpreted and the manner in which it is enforced. We cannot assure you that the provisions described above, or that any other provisions of the Health Reform Law, will not adversely impact our business, results of operations or financial results. We may be unable to mitigate any adverse effects resulting from the Health Reform Act.

Permits and Licensure

Home health agencies operate under licenses granted by the health authorities of their respective states. In addition, certain health care practitioners employed by us require individual state licensure and/or registration and must comply with laws and regulations governing standards of practice. We believe we are currently licensed appropriately where required by the laws of the states in which we operate, but additional licensing requirements may be imposed upon us in existing markets or markets that we enter in the future.

Certain states carefully restrict expansion by existing providers or entry into the market by new providers and permit such activities only where unmet need exists resulting either from population increases or a reduction in competing providers. Companies seeking to provide health care services in these states are required to obtain a certificate of need or permit of approval issued by the state health planning agency. We provide homecare services in many states where a certificate of need is required for a home health agency to provide Medicare-covered services. We may be unable to obtain certificates of need that may be required in the future if we expand the scope of our services, if state laws change to impose additional certificate of need requirements or if we expand into new states that require certificates of need.

Federal and State Anti-Kickback Laws

For purposes of the federal health care programs, including Medicaid and Medicare, the federal government enforces the federal Anti-Kickback Law that prohibits the offer, payment, solicitation or receipt of any remuneration to or from any person or entity to induce or in exchange for the referral of patients covered by federal health care programs. The federal Anti-Kickback Law also prohibits the purchasing, leasing, ordering or arranging for any item, facility or service covered by the government payment programs (or the recommendation thereof) in exchange for such referrals. In the absence of an applicable safe harbor that may be available, a violation of the Anti-Kickback Law may occur even if only one purpose of a payment arrangement is to induce patient referrals. The federal Anti-Kickback Law is very broad in scope and is subject to modifications and differing interpretations. Violations are punishable by criminal fines, civil penalties, imprisonment or exclusion from participation in reimbursement programs. States, including Illinois, Nevada and California, also have similar laws proscribing kickbacks, some of which are not limited to services for which government-funded payment may be made. As a result of amendments to the Anti-Kickback Law in the Health Reform Law, it is not necessary to prove either knowledge of the law or the specific intent to violate it in order to prove liability.

Stark Laws

We may also be affected by the federal physician self-referral prohibition, known as the “Stark Law.” The Stark Law prohibits physicians from making a referral for certain health care items or services, including home health services, if they, or their family members, have a financial relationship with the entity receiving the referral unless the financial relationship meets an exception in the Stark Law or its regulations. No bill may be submitted for reimbursement in connection with a prohibited referral. Violations are punishable by civil monetary penalties on both the person making the referral and the provider rendering the service. Such persons or entities are also subject to exclusion from federal and state healthcare programs. We believe our compensation agreements with physicians who serve as medical directors meet the requirements for the personal services exception and that our operations comply with the Stark Law.

Many states, including Illinois, Nevada and California, have also enacted statutes similar in scope and purpose to the Stark Law. These state laws may mirror the federal Stark Laws or may be broader in scope, as they generally apply regardless of payor and may apply to other licensed health care professionals in addition to physicians. The available guidance and enforcement activity associated with such state laws vary considerably. Some states also have laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers, if such arrangements are designed to induce or to encourage the referral of patients to a particular provider.

Beneficiary Inducement Prohibition

The federal Civil Monetary Penalties Law (“CMPL”) imposes substantial penalties for offering remuneration or other inducements to influence federal health care beneficiaries’ decisions to seek specific governmentally reimbursable items or services, or to choose particular providers. The CMPL also can be used for civil prosecution of the Anti-Kickback Law. Sanctions under the CMPL include substantial financial penalties as well as exclusion from participation in all federal and state health care programs.

The False Claims Act

Under the federal False Claims Act, the government may fine any person, company or corporation that knowingly submits, or participates in submitting, claims for payment to the federal government which are false or fraudulent, or which contain false or misleading information. Any such person or entity that knowingly makes or uses a false record or statement to avoid paying the federal government may also be subject to fines under the False Claims Act. Private parties may initiate whistleblower lawsuits against any person or entity under the False Claims Act in the name of the government and may share in the proceeds of a successful suit. The penalty for violation of the False Claims Act is a minimum of $5,500 for each fraudulent claim plus three times the amount of damages caused to the government as a result of each fraudulent claim. A False Claims Act violation may provide the basis for the imposition of administrative penalties as well as exclusion from participation in governmental health care programs, including Medicare and Medicaid. In addition to the False Claims Act, the federal government may use several criminal statutes to prosecute the submission of false or fraudulent claims for payment to the federal government.

The Fraud Enforcement and Recovery Act, signed by the President in May 2009, expanded the grounds for liability under the False Claims Act by providing for enforcement against any person or entity that knowingly makes, uses or causes to be made or used, a false record or statement material to a false or fraudulent claim. The statute’s definition of “claim” makes clear that this includes false records or claims made to the government or to contractors or other recipients of federal funds. Further, the new definition of “material” includes statements or records having a natural tendency to influence, or be capable of influencing, the payment or receipt of money or property. The recent amendments clarify that specific intent to defraud the government is not required for liability under the False Claims Act.

Amendments to the False Claims Act in the Health Reform Law provide that the government or a whistleblower may bring a False Claims Act case if an arrangement violates either the Anti-Kickback Law or the Stark Law.

Many states, including Illinois, Nevada and California, have similar false claims statutes that impose additional liability for the types of acts prohibited by the False Claims Act.

Fraud Alerts and Advisory Opinions

From time to time, various federal and state agencies, such as the DHHS, issue pronouncements that identify practices that may be subject to heightened scrutiny, as well as practices that may violate fraud and abuse laws. For example, the Office of Inspector General’s 2010 and 2009 Work Plans describe a number of issues that are being examined with respect to home health agencies. We believe, but cannot assure you, that our operations comply with the principles expressed by the Office of Inspector General in these reports and special fraud alerts.

Combating health care fraud and abuse is a priority of President Obama’s administration. For example, in May 2009, the DHHS and the U.S. Department of Justice announced a new and aggressive interagency task force called the Health Care Fraud Prevention and Enforcement Action Team whose efforts will include, among other things, expansion of strike force teams, assistance with state Medicaid audits, and use of technology to analyze CMS data in real time. Home health agencies have been a special target of these teams.

Health Insurance Portability and Accountability Act

Health Information Privacy and Security Standards

The Health Insurance Portability and Accountability Act , or HIPAA, privacy regulations contain detailed requirements concerning the use and disclosure of individually identifiable health information by “HIPAA covered entities,” which includes our company. In addition to the privacy requirements, HIPAA covered entities must implement certain security standards to protect the integrity, confidentiality and availability of certain electronic health information. The Health Information Technology for Economic and Clinical Health Act (“HITECH Act”) provisions of the American Recovery and Reinvestment Act, or ARRA, which was enacted in February 2009, has imposed additional privacy and security requirements on health care providers and on their business associates. The HITECH Act also established certain health information security breach notification requirements which became effective February 22, 2010. A covered entity must notify any individual whose protected health information is “breached,” which means an unauthorized acquisition, access, use or disclosure that compromises the security or privacy of the protected health information. If the breach involves the information of 500 or more individuals in a single state or jurisdiction, the covered entity must also notify the media of the breach. If the breach involves the information of 500 or more individuals from any jurisdiction, the covered entity must also notify the Secretary of the DHHS, who will post notice of the breach on the DHHS website. Covered entities must make annual notification to the Secretary of the DHHS of all impermissible disclosures of protected health information that occurred in the prior year. Failure to comply with the HITECH Act could result in fines and penalties that could have a material adverse effect on us.

Violations of the HIPAA privacy and security standards may result in civil or criminal penalties depending upon the nature of the violation. The HITECH Act provides for increased civil penalties for violations under HIPAA. Civil penalties are tiered according to conduct, from $100 per violation with a maximum of $25,000 per year, to the maximum penalty of $50,000 per occurrence and $1.5 million per year. Criminal penalties can apply to employees of covered entities or other individuals who knowingly access, use or disclose protected health information for improper purposes with tiered fines of up to $250,000 and imprisonment for up to ten years. Failure to comply with HIPAA could result in fines and penalties that could have a material adverse effect on us.

Most states, including Illinois, Nevada and California, also have laws that protect the privacy and security of confidential personal information. For example, California’s patient’s medical information regulation imposes penalties of up to $25,000 per patient for an initial occurrence and up to $17,500 per subsequent occurrence. These laws may be similar to or even more protective than the federal provisions. Not only may some of these state laws impose fines and penalties upon violators, but some may afford private rights of action to individuals who believe their personal information has been misused.

Anti-Fraud Provisions of HIPAA

HIPAA also defines new healthcare fraud crimes to include, among other things, knowingly and willfully attempting to defraud any health care benefit program, including as both government and private commercial plans, or knowingly and willfully falsifying or concealing a material fact or making a materially false or fraudulent statement in connection with claims for health care services. Violation of this statute is a felony and may result in fines, imprisonment and/or exclusion from governmental health care programs.

Civil Monetary Penalties

The DHHS may impose civil monetary penalties upon any person or entity that presents, or causes to be presented, certain ineligible claims for medical items or services. The amount of penalties varies, depending on the offense, from $2,000 to $50,000 per violation plus treble damages for the amount at issue and exclusion from federal health care programs, including Medicare and Medicaid. In addition, persons who have been excluded from the Medicare or Medicaid program may not retain ownership in a participating entity. Participating entities that permit continued ownership by excluded individuals, that contract with excluded individuals, and the excluded individuals themselves, may be penalized. Penalties are also applicable in certain other cases, including violations of the federal Anti-Kickback Law, payments to limit certain patient services and improper execution of statements of medical necessity.

Surveys and Audits

We are subject to routine and periodic surveys and audits by various governmental agencies and other payors. From time to time, we receive and respond to survey reports containing statements of deficiencies. Periodic and random audits conducted or directed by these agencies could result in a delay in receipt or an adjustment to the amount of reimbursements due or received under federal or state programs. Violation of the applicable federal and state health care regulations can result in excluding a health care provider from participating in the Medicare and/or Medicaid and other federal and state healthcare programs and can subject the provider to substantial civil and/or criminal penalties.

Pursuant to the Tax Relief and Health Care Act of 2006, the DHHS created a permanent and national recovery audit program to identify improper Medicare payments made on claims of health care services provided to Medicare beneficiaries. The program uses recovery audit contractors, or RACs, to identify the improper Medicare payments and protect the Medicare Trust Fund from fraud, waste and abuse. An initial demonstration project implemented in several states resulted in the return of over $900 million in overpayments to Medicare between 2005 and 2008. RACs are paid a contingent fee based on the improper payments identified.

Environmental, Health and Safety Laws

We are subject to federal, state and local regulations governing the storage, transport, use and disposal of hazardous materials and waste products. In the event of an accident involving such hazardous materials, we could be held liable for any damages that result, and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to maintain insurance on acceptable terms, or at all.

Insurance Programs and Costs

We maintain workers’ compensation, general and professional liability, automobile, directors’ and officers’ liability, fiduciary liability and excess liability insurance. We offer various health insurance plans to full-time and part-time employees. We believe our insurance coverage and self-insurance reserves are adequate for our current operations. However, we cannot assure you that any potential losses or asserted claims will not exceed such insurance coverage and self-insurance reserves.

Employees

The following is a breakdown of our part- and full-time employees who provide home & community services and home health services, as well as the employees in our National Support Center, as of December 31, 2009:

	Full-time	Part-time	Total
Segment Employment
Home & community services	3,411	7,918	11,329
Home health services	346	803	1,149
National Support Center	74	7	81

Total	3,831	8,728	12,559

Our homecare aides are our employees who provide substantially all of the services provided by our home & community services division. Our homecare aides comprise approximately 90% of our total workforce. In most cases, our homecare aides undergo a criminal background check, and are provided with pre-service training and orientation and an evaluation of their skills. In many cases, homecare aides are also required to attend ongoing in-services education. In certain states, our homecare aides are required to complete certified training programs and maintain a state certification; however, no state in which we operate requires homecare aides to maintain a license similar to that of a nurse or therapist. Approximately 64% of our total employees are represented by labor unions. We maintain strong working relationships with these labor unions.

Our Technology

We have licensed the Horizon Homecare software solution from McKesson Information Solutions, LLC, or McKesson, to address our administrative, office, clinical and operating information system needs, including compliance with HIPAA requirements and Medicare’s PPS. Horizon Homecare assists our staff in gathering information to improve the quality of consumer care, optimize financial performance, adjust consumer mix, promote regulatory compliance and enhance staff efficiency. Horizon Homecare supports intake, personnel scheduling, office clinical and reimbursement management in an integrated database. The Horizon Homecare software is hosted by McKesson in a secure data center, which provides multiple redundancies for storage, power, bandwidth and security. Using this technology, we are able to standardize the care delivered across our network of locations and effectively monitor our performance and consumer outcomes. We have also leveraged this technology over the last several quarters for our home & community segment to implement a centralized billing and collections function at our national support center. The conversion of all our branch locations into a centralized function is expected to be fully implemented by the end of the third quarter of 2010, although we cannot assure you this will be the case.

We have developed internally an innovative and highly scalable customized payroll management system. This system has been utilized for almost ten years to maintain and produce our payroll. This software is integrated with Horizon Homecare and other clinical data-management systems, and includes a feature for general ledger population, tax reporting, managing wage assignments and garnishments, on-site check printing, direct-deposit paychecks, and customizable heuristic analytical controls. Secure management reports are made available centrally and through our internal reporting module. This system was designed, and is continually maintained and updated, to satisfy our unique payroll and reporting needs with a minimum amount of operator training and labor.

ITEM 1A.	RISK FACTORS

The risks described below, and risks described elsewhere in this Form 10-K, could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows and the actual outcome of matters as to which forward-looking statements are made in this Form 10-K. The risk factors described below and elsewhere in this Form 10-K are not the only risks we face. Our business and consolidated financial condition, results of operations and cash flows may also be materially adversely affected by factors that are not currently known to us, by factors that we currently consider immaterial or by factors that are not specific to us, such as general economic conditions.

If any of the following risks are actually realized, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected. In that case, the trading price of our common stock could decline.

You should refer to the explanation of the qualifications and limitations on forward-looking statements under “Special Caution Concerning Forward-Looking Statements.” All forward-looking statements made by us are qualified by the risk factors described below.

Changes to Medicaid, Medicaid waiver or other state and local medical and social programs could adversely affect our net service revenues and profitability.

For the year ended December 31, 2009, we derived 81% of our net service revenues from agreements that are directly or indirectly paid for by state and local governmental agencies, such as Medicaid funded programs and Medicaid waiver programs. Governmental agencies generally condition their agreements with us upon a sufficient budgetary appropriation. If a governmental agency does not receive an appropriation sufficient to cover its contractual obligations with us, it may terminate an agreement or defer or reduce the amount of the reimbursement we receive. Almost all the states in which we operate are facing budgetary shortfalls due to the current economic downturn and the rising costs of health care, and as a result, have made, are considering or may consider making changes in their Medicaid, Medicaid waiver or other state and local medical and social programs. The Deficit Reduction Act of 2005 permits states to make benefit cuts to their Medicaid programs, which could affect the services for which states contract with us. Changes that states have made or may consider making to address their budget deficits include:

•	limiting increases in, or decreasing, reimbursement rates;

•	redefining eligibility standards or coverage criteria for social and medical programs or the receipt of homecare services under those programs;

•	increasing the consumer’s share of costs or co-payment requirements;

•	decreasing the number of authorized hours for recipients;

•	slowing payments to providers;

•	increasing utilization of self-directed care alternatives or “all inclusive” programs; or

•	shifting beneficiaries to managed care programs.

Certain of these measures have been implemented by, or are proposed in, states in which we operate. For example, effective July 1, 2009, Washington passed restrictions that limit agencies from employing family caregivers and imposed a 3% reduction in authorized hours to its social service clients, and is currently considering a vendor rate cut for this fiscal year, California has considered a number of proposals, including potential changes in eligibility standards, Illinois has delayed payments to providers and is also considering making changes to eligibility standards and authorized consumer hours. In July 2009 Nevada implemented a reduction in reimbursement rates. New Jersey, North Carolina and Idaho are also considering proposals to reduce rates and/or utilization of services in the next fiscal year. In 2009, we derived approximately 49% of our total net service revenues from services provided in Illinois, 16% of our total net service revenues from services provided in California, 9% of our total net service revenues from services provided in Washington and 7% of our total net service revenues from services provided in Nevada. Because a substantial portion of our business is concentrated in these states, any significant reduction in expenditures that pay for our services in these states and other states in which we do business may have a disproportionately negative impact on our future operating results. Provisions in the Health Reform Law increase eligibility for Medicaid, which may cause a reallocation of Medicaid funding. It is difficult to predict at this time what the effect of these changes would be on our business. If changes in Medicaid policy result in a reduction in available funds for the services we offer, our net service revenues could be negatively impacted.

All states currently benefit from increased federal matching percentage rates (“FMAP”) granted under the ARRA, which increases the share of federal dollars paid to states for services to Medicaid beneficiaries. The enhanced percentages are set to expire as of December 31, 2010 which would occur in the middle of most states 2011 fiscal year (July 2010 to June 2011) and for which budgets are now being prepared. The Senate has passed a bill granting an extension of the enhanced rates to the states through June 30, 2011, however the House of Representatives has yet to take action on the bill. Although the President has indicated his support for this extension, if the enhanced percentages are not extended, the loss of federal funding would have significant impact on state budgets and possibly funding of Medicaid, Medicaid waiver or other state and local medical and social programs. Because a substantial portion of our business is concentrated in these programs, any significant reduction in expenditures that pay for our services may have a disproportionately negative impact on our future operating results.

Delays in reimbursement due to state budget deficits or otherwise have decreased, and may in the future further decrease, our liquidity.

There is generally a delay between the time that we provide services and the time that we receive reimbursement or payment for these services. Over 45 states are facing budget deficits. Of the 16 states in which we operate, 15 are operating with budget deficits for their current fiscal year. These and other states may in the future delay reimbursement, which would adversely affect our liquidity. Specifically, the State of Illinois is currently reimbursing us on a delayed basis, including with respect to our agreements with the Illinois Department on Aging, our largest payor, and as a result, our open receivable balance derived from these agreements increased by $17.8 million in 2009. Our reimbursements from the State of Illinois could be further delayed. In addition, from time to time, procedural issues require us to resubmit claims before payment is remitted, which contributes to our aged receivables. Additionally, unanticipated delays in receiving reimbursement from state programs due to changes in their policies or billing or audit procedures may adversely impact our liquidity and working capital. Because we fund our operations primarily through the collection of accounts receivable, any delays in reimbursement would result in the need to increase borrowings under our credit facility.

The implementation or expansion of self-directed care programs in states in which we operate may limit our ability to increase our market share and could adversely affect our revenue.

Self-directed care programs are funded by Medicaid and state and local agencies and allow the consumer to exercise discretion in selecting home & community service providers. Consumers may hire family members, friends or neighbors to provide services that might otherwise be provided by a home & community service agency provider, such as our company. Most states and the District of Columbia have implemented self-directed care programs, to varying degrees and for different types of consumers. States are under pressure from the federal government and certain advocacy groups to expand these programs. CMS has provided states with specific Medicaid waiver options for programs that offer person-centered planning, individual budgeting or self-directed services and support as part of the CMS Independence Plus initiative introduced in 2002 under an Executive Order of the President. Certain private foundations have also granted resources to states to develop and study programs that provide financial accounts to consumers for their long-term care needs, and counseling services to help prepare a plan of care that will help meet those needs. Expansion of these self-directed programs may erode our Medicaid consumer base and could adversely affect our net service revenues.

Failure to renew a significant agreement or group of related agreements may materially impact our revenue.

In 2009, we derived approximately 34.3% of our net service revenues under agreements with the Illinois Department on Aging, 6.5% of our net service revenues under an agreement with Nevada Medicaid and 5.4% of our net service revenues under an agreement with the Riverside County (California) Department of Public Social Services. Each of our agreements is generally in effect for a specific term. For example, the services we provide to the Illinois Department on Aging are provided under a number of agreements that expire at various times through 2013, while our agreement with the Riverside County Department of Public Social Services is reevaluated and subject to renewal annually. Even though our agreements are stated to be for a specific term, they are generally terminable by the counterparty upon 60 days’ notice. Our ability to renew or retain our agreements depends on our quality of service and reputation, as well as other factors over which we have little or no control, such as state appropriations and changes in provider eligibility requirements. Additionally, failure to satisfy any of the numerous technical renewal requirements in connection with our proposals for agreements could result in a proposal being rejected even if it contains favorable pricing terms. Failure to obtain, renew or retain agreements with major payors may negatively impact our results of operations and revenue. We can give no assurance these agreements will be renewed on commercially reasonable terms or at all.

Our industry is highly competitive, fragmented and market-specific, with limited barriers to entry.

We compete with home health providers, private caregivers, larger publicly held companies, privately held homecare companies, privately held single-site agencies, hospital-based agencies, not-for-profit organizations, community-based organizations and self-directed care programs. Our primary competition is from local service providers in the markets in which we operate. Some of our competitors have greater financial, technical, political and marketing resources, name recognition or a larger number of consumers and payors than we do. In addition, some of these organizations offer more services than we do in the markets in which we operate. Consumers or referral sources may perceive that local service providers and not-for-profit agencies deliver higher quality services or are more responsive. These competitive advantages may limit our ability to attract and retain referrals in local markets and to increase our overall market share.

There are limited barriers to entry in providing home-based social and medical services, and the trend has been for states to eliminate many of the barriers that historically existed. For example, Illinois changed the way in which it procures home & community service providers in 2009, allowing all providers that are willing and capable to obtain state approval and provide services. This may increase competition in that state, and because we derived approximately 52% of our home & community net service revenues from services provided in Illinois in 2009, this increased competition could negatively impact our business.

Local competitors may develop strategic relationships with referral sources and payors. This could result in pricing pressures, loss of or failure to gain market share or loss of consumers or payors, any of which could harm our business. In addition, existing competitors may offer new or enhanced services that we do not provide, or be viewed by consumers as a more desirable local alternative. The introduction of new and enhanced service offerings, in combination with the development of strategic relationships by our competitors, could cause a decline in revenue, a loss of market acceptance of our services and a negative impact on our results of operations.

Our profitability could be negatively affected by a reduction in reimbursement from Medicare or other payors.

For the year ended December 31, 2009 we received approximately 12%, of our net service revenues from Medicare. We generally receive fixed payments from Medicare for our services based on a projection of the services required by our consumers, which is generally based on acuity. For our Medicare consumers, we typically receive a 60-day episodic-based payment. Although Medicare currently provides for an annual adjustment of payment rates based on the increase or decrease of the medical care expenditure category of the Consumer Price Index, these rate increases may be less than actual inflation or costs, and could be eliminated or reduced in any given year. The base episode rate for home health services is also subject to an annual market basket adjustment. A market basket is a fixed-weight index that measures the cost of a specified mix of goods and services as compared to a base period. The home health market basket, which is used to adjust annually the Medicare base episodic rate for home health services, measures inflation or deflation in the prices of a mix of home health goods and services. This annual adjustment could also be eliminated or reduced in any given year. The Health Reform Law mandates a 1% reduction in the market basket update for 2011 and 2012 and a market basket productivity adjustment for 2015 and subsequent years. The market basket reductions may result in a negative adjustment. Medicare has in the past reclassified home health resource groups. As a result of reclassifications, we could receive lower reimbursement rates depending on the consumer’s case mix and services provided. Medicare reimbursement rates could also decline due to the imposition of co-payments or other mechanisms that shift responsibility for a portion of the amount payable to beneficiaries. Rates could also decline due to adjustments to the wage index. Our profitability for Medicare reimbursed services largely depends upon our ability to manage the cost of providing these services. If we receive lower reimbursement rates, or if our cost of providing services increases by more than the annual Medicare price adjustment, our profitability could be adversely impacted.

On October 30, 2009, CMS published final regulations for home health agencies for calendar year 2010. As first finalized in the calendar year 2008 final rule, CMS imposed a 2.75% reduction of the 60-day episode rate for

2010 and noted that the 2.71% reduction slated for 2011 has not changed. This reduction in the reimbursement formula will result in a decrease in the amount of reimbursements we receive. The 2010 final rule also provided for a 2.0% full home health market basket increase for calendar year 2010. A 2.0% full home health market basket increase indicates an increase in the cost of home health goods and services and will produce a corresponding increase to the payment and cost limits for home health services in the CMS payment system. A home health market basket reduction would occur in the event of deflation or if otherwise mandated by Congress. An overall market basket reduction would result in a decrease in the amount of reimbursements we receive.

In addition, the amount of reimbursement based on the home health market basket may be reduced with respect to an agency seeking reimbursement if certain requirements are not met. Reduction in the payments and cost limits for the identified basket of goods based on deflation or failure to meet certain requirements is referred to in the industry as a market basket reduction. Under the 2010 final regulations, the home health market basket increase will be reduced by 2 percentage points to zero if an agency fails to submit certain required quality data. The required quality data consists of a set of data elements that are used to assess outcomes for adult homecare patients, which include, among other things, improvements in ambulation, bathing and surgical wound status.

In its March 2010 report to Congress, MedPAC made several recommendations that could adversely affect the home health industry and potentially our business, including recommendations that Congress rebase the payment system to reflect the average costs of providing services. The Health Reform Law requires CMS to rebase payments for home health services, reducing payments beginning in 2013 with a four-year phase-in and full implementation in 2016. Any reduction in Medicare and Medicaid reimbursements would adversely affect our profitability.

Private payors, including commercial insurance companies, could also reduce reimbursement. Any reduction in reimbursement from private payors would adversely affect our profitability.

We are subject to extensive government regulation. Changes to the laws and regulations governing our business could negatively impact our profitability and any failure to comply with these regulations could adversely affect our business.

The federal government and the states in which we operate regulate our industry extensively. The laws and regulations governing our operations, along with the terms of participation in various government programs, impose certain requirements on the way in which we do business, the services we offer, and our interactions with consumers and the public. These requirements relate to:

•	licensure and certification;

•	adequacy and quality of health care services;

•	qualifications and training of health care and support personnel;

•	confidentiality, maintenance and security issues associated with medical records and claims processing;

•	relationships with physicians and other referral sources;

•	operating policies and procedures;

•	addition of facilities and services; and

•	billing for services.

These laws and regulations, and their interpretations, are subject to frequent change. These changes could reduce our profitability by increasing our liability, increasing our administrative and other costs, increasing or decreasing mandated services, forcing us to restructure our relationships with referral sources and providers or requiring us to implement additional or different programs and systems. Failure to comply could lead to the termination of rights to participate in federal and state-sponsored programs, the suspension or revocation of licenses and other civil and criminal penalties and a delay in our ability to bill and collect for services provided.

On March 23, 2010, the President signed into law the Health Reform Law. The Health Reform Law includes several provisions that may affect reimbursement for home health agencies. Congress directed the Secretary of DHHS to develop a program for value-based purchasing program for payments to home health agencies. The Health Reform Law also creates CMMI, to test payment and service delivery systems to reduce program expenditures. Among the issues that are to be addressed by CMMI are establishing pilot programs that bundle acute care hospital services with physician services and post-acute care services, including home health services for patients with certain selected conditions. We may have difficulty negotiating for a fair share of the bundled payment. In addition, we may be unfairly penalized if a consumer is readmitted to the hospital within 30 days of discharge for reasons beyond our control. The Health Reform Law also requires CMS to rebase payments for home health services, reducing payments beginning 2013 with a four-year phase-in and full implementation in 2016. Reductions may not exceed 3.5% of the reimbursement in effect on March 23, 2010. The Health Reform Law mandates a 1% reduction in the market basket update for 2011 and 2012 and a market basket productivity adjustment for 2015 and subsequent years. The market basket reductions may result in a negative adjustment. The Health Reform Law reduces total payments for all home health agencies for outliers from 5% to 2.5%, and, in addition, beginning 2011 caps payments to any one home health agency to no more than 10% of the payments received by the home health agency in a year. The Health Reform Law provides for the appointment of an IMAB that will have authority to recommend cost cutting measures to Congress to control the growth of Medicare spending, reducing expenditures to certain targeted amounts and other changes to the Medicare program. The IMAB would be appointed by the President. Congress will be severely limited in its ability to debate or modify recommendations of the IMAB, giving the IMAB broad powers to reduce Medicare spending and modify the program.

The Health Reform Law is broad, sweeping reform, and is subject to change, including through the adoption of related regulations, the way in which its provisions are interpreted and the manner in which it is enforced. We cannot assure you that the provisions described above, or that any other provisions of the Health Reform Law, will not adversely impact our business, results of operations or financial results. We may be unable to mitigate any adverse effects resulting from the Health Reform Act.

The HITECH Act established certain health information security breach notification requirements. A covered entity must notify any individual whose protected health information is breached. While we believe that we protect individuals’ health information, if our information systems are breached, we may experience reputational harm that could adversely affect our business. In addition, failure to comply with the HITECH Act could result in fines and penalties that could have a material adverse effect on us.

In its March 2010 report to Congress, in connection with its recommendation that Congress rebase the home health payment system, MedPAC recommended that Congress direct the DHHS to identify categories of patients who are likely to receive the greatest clinical benefit from home health and develop measures that evaluate the quality of care for each category of patient. In addition, MedPAC recommended that Congress direct the DHHS to review home health agencies that have unusual claims patterns, and delegate to DHHS the authority to implement safeguards, such as a moratorium on new providers, prior authorization, or suspension of prompt payment requirements where it appears there is high risk. Many of the recommendations made by MedPAC in its March 2010 report to Congress could adversely affect the home health industry and potentially our business.

We are subject to federal and state laws that govern our employment practices. Failure to comply with these laws, or changes to these laws that increase our employment-related expenses, could adversely impact our operations.

We are required to comply with all applicable federal and state laws and regulations relating to employment, including occupational safety and health requirements, wage and hour requirements, employment insurance and equal employment opportunity laws. These laws can vary significantly among states and can be highly technical. Costs and expenses related to these requirements are a significant operating expense and may increase as a result of, among other things, changes in federal or state laws or regulations requiring employers to provide specified benefits to employees, increases in the minimum wage and local living wage ordinances, increases in the level of existing benefits or the lengthening of periods for which unemployment benefits are available. We may not be able to offset any increased costs and expenses. Furthermore, any failure to comply with these laws, including even a seemingly minor infraction, can result in significant penalties which could harm our reputation and have a material adverse effect on our business.

In addition, certain individuals and entities, known as excluded persons, are prohibited from receiving payment for their services rendered to Medicaid or Medicare beneficiaries. If we inadvertently hire or contract with an excluded person, or if any of our current employees or contractors becomes an excluded person in the future without our knowledge, we may be subject to substantial civil penalties, including up to $10,000 for each item or service furnished by the excluded individual to a Medicare or Medicaid beneficiary, an assessment of up to three times the amount claimed and exclusion from the program.

Under the Health Reform Law, beginning in 2014, if we continue to provide a medical plan, we will be required to provide a minimum level of coverage for all full-time employees. Should any full-time employee receive subsidized coverage through an exchange, we could be liable for an annual penalty equal to the lesser of $3,000 for each full-time employee receiving subsidized coverage or $2,000 for each of our full-time employees. The impact of these penalties may have a significant impact on our profitability.

We are subject to reviews, compliance audits and investigations that could result in adverse findings that negatively affect our net service revenues and profitability.

As a result of our participation in Medicaid, Medicaid waiver and Medicare programs and other state and local governmental programs, and pursuant to certain of our contractual relationships, we are subject to various reviews, audits and investigations by governmental authorities and other third parties to verify our compliance with these programs and agreements as well as applicable laws, regulations and conditions of participation. If we fail to meet any of the conditions of participation or coverage, we may receive a notice of deficiency from the applicable surveyor or authority. Failure to institute a plan of action to correct the deficiency within the period provided by the surveyor or authority could result in civil or criminal penalties, the imposition of fines or other sanctions, damage to our reputation, cancellation of our agreements, suspension or revocation of our licenses or disqualification from federal and state reimbursement programs. These actions may adversely affect our ability to provide certain services, to receive payments from other payors and to continue to operate. Additionally, actions taken against one of our locations may subject our other locations to adverse consequences. We may also fail to discover all instances of noncompliance by our acquisition targets, which could subject us to adverse remedies once those acquisitions are complete. Any termination of one or more of our locations from the Medicare program or another state or local program for failure to satisfy such program’s conditions of participation could adversely affect our net service revenues and profitability.

Payments we receive in respect of Medicaid and Medicare can be retroactively adjusted after a new examination during the claims settlement process or as a result of pre- or post-payment audits. Federal, state and local government payors may disallow our requests for reimbursement based on determinations that certain costs are not reimbursable because proper documentation was not provided or because certain services were not covered or deemed necessary. In addition, other third-party payors may reserve rights to conduct audits and make reimbursement adjustments in connection with or exclusive of audit activities. Significant adjustments as a result of these audits could adversely affect our revenues and profitability.

In 2006, the federal government launched a national pilot program utilizing independent contractors known as recovery audit contractors, or RACs, to identify and recoup Medicare overpayments. RACs are paid a contingent fee based on amounts recouped. An initial demonstration project implemented in several states resulted in the return of over $900 million in overpayments to Medicare between 2005 and 2008 from various provider types. California was the only state in which we operate that participated in the initial pilot program. The RAC program is now permanently implemented in all 50 states. This expansion may lead to an increase in the number of overpayment reviews, more aggressive audits and more claims for recoupment. If future Medicare RAC reviews result in significant refund payments, it would have an adverse effect on our financial results.

Negative publicity or changes in public perception of our services may adversely affect our ability to receive referrals, obtain new agreements and renew existing agreements.

Our success in receiving referrals, obtaining new agreements and renewing our existing agreements depends upon maintaining our reputation as a quality service provider among governmental authorities, physicians, hospitals, discharge planning departments, case managers, nursing homes, rehabilitation centers, advocacy groups, consumers and their families, other referral sources and the public. While we believe that the services that we provide are of high quality, if studies mandated by Congress in the Health Reform Law to make public quality measures are implemented and if our quality measures are deemed to be not of the highest value, our reputation could be negatively affected. Negative publicity, changes in public perceptions of our services or government investigations of our operations could damage our reputation and hinder our ability to receive referrals, retain agreements or obtain new agreements. Increased government scrutiny may also contribute to an increase in compliance costs and could discourage consumers from using our services. Any of these events could have a negative effect on our business, financial condition and operating results.

Our growth strategy depends on our ability to manage growing and changing operations and we may not be successful in managing this growth.

Our business plan calls for significant growth in business over the next several years through the expansion of our services in existing markets and the establishment of a presence in new markets. This growth will place significant demands on our management team, systems, internal controls and financial and professional resources. In addition, we will need to further develop our financial controls and reporting systems to accommodate future growth. This could require us to incur expenses for hiring additional qualified personnel, retaining professionals to assist in developing the appropriate control systems and expanding our information technology infrastructure. Our inability to effectively manage growth could have a material adverse effect on our financial results.

In addition, our growth strategy calls for further development of our consumer-oriented, integrated service delivery model. We may not be successful in implementing this strategy in each of the markets in which we operate. Additionally, even if this strategy is successfully implemented, integration of services may not lead to growth as anticipated. Furthermore, this strategy could lead to changes that may adversely affect our business, such as altering our mix of payors, increasing our exposure to liabilities, increasing the regulations to which we are subject and increasing our overhead.

Future acquisitions or start-ups may be unsuccessful and could expose us to unforeseen liabilities.

Our growth strategy includes geographical expansion into new markets and the addition of new services in existing markets through the acquisition of local homecare service providers. These acquisitions involve significant risks and uncertainties, including difficulties assimilating acquired personnel and other corporate cultures into our business, the potential loss of key employees or consumers of acquired providers, and the assumption of liabilities and exposure to unforeseen liabilities of acquired providers. In the past, we have made acquisitions that have not performed as expected or that we have been unable to successfully integrate with our existing operations. In addition, our due diligence review of acquired businesses may not successfully identify all potential issues. For example, we were unable to fully integrate one acquired business because we were unable to procure a necessary government endorsement. The failure to effectively integrate future acquisitions could have an adverse impact on our operations.

In the last three years, in addition to acquisitions, we have grown our business through thirteen start-up, or de novo, locations, and we may in the future start up new locations in existing and new markets. Start-ups involve significant risks, including those relating to licensure, accreditation, hiring new personnel, establishing relationships with referral sources and delayed or difficulty in installing our operating and information systems. We may not be successful in establishing start-up locations in a timely manner due to generating insufficient business activity and incurring higher than projected operating cost that could have a material adverse effect on our financial condition, results of operations and cash flows.

Effective January 1, 2010, CMS implemented a prohibition of the sale or transfer of the Medicare Provider Agreement for any Medicare-certified home health agency that has been in existence for less than 36 months or that has undergone a change of ownership in the last 36 months. This limitation may reduce the number of home health agencies that otherwise would have been available for acquisition and may limit our ability to successfully pursue our acquisition strategy.

We may be unable to pursue acquisitions or expand into new geographic regions without obtaining additional capital or consent from our lenders.

At December 31, 2009 and December 31, 2008, we had cash balances of $0.5 million and $6.1 million, respectively. On November 2, 2009, in conjunction with our initial public offering, we entered into a new senior secured credit facility, consisting of a $50 million revolving line of credit, of which we immediately drew down approximately $29.5 million. As of December 31, 2009 we had $38.5 million of borrowing outstanding on the new credit facility. After giving effect to the $38.5 million drawn on our $50.0 million new credit facility as of December 31, 2009 and approximately $7.2 million of outstanding letters of credit, we had $4.3 million available for borrowing under the new credit facility as of December 31, 2009. On March 18, 2010, we entered into an amendment to this credit facility which increased the maximum borrowing commitment available to us by $5.0 million to $55.0 million. Since our new credit facility, as amended, provides for borrowings based on a multiple of an EBITDA ratio, any declines experienced in our EBITDA would result in a decrease in our available borrowings under the new credit facility.

We cannot predict the timing, size and success of our acquisition efforts, our efforts to expand into new geographic regions or the associated capital commitments. If we do not have sufficient cash resources or availability under our new credit facility, our growth could be limited unless we obtain additional equity or debt financing. In the future, we may elect to issue additional equity securities in conjunction with raising capital, completing an acquisition or expanding into a new geographic region. Such issuances would be dilutive to existing shareholders. In addition, our credit facility prohibits us from consummating more than three acquisitions in any calendar year, and, in any event, does not permit the purchase price for any one acquisition to exceed $500,000, in each case without the consent of the lenders. The consideration we paid in connection with eight of the 11 acquisitions we completed in the past three years exceeded $500,000. In addition, our credit facility requires, among other things, that we are in pro forma compliance with the financial covenants set forth therein and that no event of default exists before and after giving effect to any proposed acquisition. Our ability to expand in a manner consistent with historic practices may be limited if we are unable to obtain such consent from our lenders.

Access to additional capital and credit markets, at a reasonable cost, may be necessary for us to fund our operations, including potential acquisitions and working capital requirements. We currently rely on one financial institution for funding under our new credit facility, as amended, and any instability in the financial markets or the negative impact of local, national and worldwide economic conditions on that financial institution could impact our short and long-term liquidity needs to meet our business requirements.

Our business may be harmed by labor relations matters.

We are subject to a risk of work stoppages and other labor relations matters because our hourly workforce is highly unionized. As of December 31, 2009, approximately 64% of our hourly workforce was represented by two national unions, including the Service Employees International Union, which is our largest union. Our local labor agreements will be negotiated as they expire, which will occur at various times through 2011. Upon expiration of these collective bargaining agreements, we may not be able to negotiate labor agreements on satisfactory terms with these labor unions. A strike, work stoppage or other slowdown could result in a disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business. Labor costs are the most significant component of our total expenditures and, therefore, an increase in the cost of labor could significantly harm our business.

Migration of our consumers to Medicare managed care providers could negatively impact our operating results.

Historically, we have generated a substantial portion of our net service revenues from Medicare and certain other payors on an episodic, prospective basis. Under the Medicare Prescription Drug Improvement and Modernization Act of 2003, the United States Congress allocated significant additional funds and other incentives to Medicare managed care providers in order to promote greater participation in those plans by Medicare beneficiaries. These managed care providers typically reimburse us after services are provided, and then on a fee-for-service or per visit basis. Our margins on services provided to managed care providers are lower than our margins on services provided on an episodic basis and paid for on a prospective basis. If these allocations of funds have the intended result, our margins could decline, which could cause our operating results to suffer.

We are subject to federal and state laws that govern our financial relationships with physicians and other health care providers, including potential or current referral sources.

We are required to comply with federal and state laws, generally referred to as “anti-kickback laws,” that prohibit certain direct and indirect payments or other financial arrangements that are designed to encourage the referral of patients to a particular medical services provider. In addition, certain financial relationships, including ownership interests and compensation arrangements, between physicians and providers of designated health services, such as our company, to whom those physicians refer patients, are prohibited by the Stark Law and similar state laws. Under both the anti-kickback laws and the Stark Law, there are a number of safe harbors and exceptions that permit certain carefully constrained relationships. For example, we currently utilize the personal services exception to the Stark Law for our contractual relationships with certain physicians who provide medical director services to our company and who are current or potential referral sources. Courts or regulatory agencies may interpret state and federal Anti-Kickback laws, the Stark Law and similar state laws regulating relationships between health care providers and physicians in ways that will implicate our business. Provisions in the Health Reform Law make it easier to prosecute an Anti-Kickback Law violation as it is no longer necessary for the government to prove that a person had the specific intent to violate the statute. The Health Reform Law permits the government or a whistleblower to file an action under the False Claims Act if there an arrangement that violates the Anti-Kickback Law or the Stark Law. In addition, the DHHS may withhold payments if it believes in its discretion that there is credible evidence of fraud. Violations of these laws could lead to fines or sanctions that could have a material adverse effect on our business.

We are required to comply with laws governing the transmission of privacy of health information.

HIPAA requires us to comply with standards for the exchange of health information within our company and with third parties, such as payors, business associates and consumers. These include standards for common health care transactions, such as claims information, plan eligibility, payment information, the use of electronic signatures, unique identifiers for providers, employers, health plans and individuals and security, privacy and enforcement. New standards and regulations may be adopted governing the use, disclosure and transmission of health information with which we may be required to comply. We could be subject to criminal penalties and civil sanctions if we fail to comply with these standards.

Our operations subject us to risk of litigation.

Operating in the homecare industry exposes us to an inherent risk of wrongful death, personal injury, professional malpractice and other potential claims or litigation brought by our consumers and employees. Because we operate in this industry, from time to time, we are subject to claims alleging that we did not properly treat or care for a consumer that we failed to follow internal or external procedures that resulted in death or harm to a consumer or that our employees mistreated our consumers, resulting in death or harm. We are also subject to claims arising out of accidents involving vehicle collisions brought by consumers whom we are transporting or from employees driving to or from home visits. We operate four adult day centers, three of which provide transportation for our elderly and disabled consumers. We currently operate 14 vehicles each of which transports seven to 14 passengers to and from our locations. The concentration of consumers in one vehicle increases the risk of larger claims being brought against us in the event of an accident.

In addition, regulatory agencies may initiate administrative proceedings alleging violations of statutes and regulations arising from our services and seek to impose monetary penalties on us. We could be required to pay substantial amounts to respond to regulatory investigations or, if we do not prevail, damages or penalties arising from these legal proceedings. We also are subject to potential lawsuits under the False Claims Act or other federal and state whistleblower statutes designed to combat fraud and abuse in our industry. These lawsuits can involve significant monetary awards or penalties which may not be covered by our insurance. If our third-party insurance coverage and self-insurance reserves are not adequate to cover these claims, it could have a material adverse effect on our business, results of operations and financial condition. Even if we are successful in our defense, civil lawsuits or regulatory proceedings could distract management from running our business or irreparably damage our reputation.

Our insurance liability coverage may not be sufficient for our business needs.

Although we maintain insurance consistent with industry practice, the insurance we maintain may not be sufficient to satisfy all claims made against us. For example, we have a $350,000 deductible per person/per occurrence under our workers’ compensation insurance program. We cannot assure you that claims will not be made in the future in excess of the limits of our insurance, and any such claims, if successful and in excess of such limits, may have a material adverse effect on our business or assets. We utilize historical data to estimate our reserves for our insurance programs. If losses on asserted claims exceed the current insurance coverage and accrued reserves, our business, results of operations and financial condition could be adversely affected. Changes in our annual insurance costs and self-insured retention limits depend in large part on the insurance market, and insurance coverage may not continue to be available to us at commercially reasonable rates, in adequate amounts or on satisfactory terms.

Inclement weather or natural disasters may impact our ability to provide services.

Inclement weather may prevent our employees from providing authorized services. We are not paid for authorized services that are not delivered due to these weather events. Furthermore, prolonged inclement weather or the occurrence of natural disasters in the markets in which we operate could disrupt our relationships with consumers, employees and referral sources located in affected areas and, in the case of our corporate office, our ability to provide administrative support services, including billing and collection services. For example, our corporate headquarters and a number of our agencies are located in the Midwestern United States and California, increasing our exposure to blizzards and other major snowstorms, ice storms, tornados, flooding and earthquakes. Future inclement weather or natural disasters may adversely affect our business and consolidated financial condition, results of operations and cash flows.

Our business depends on our information systems. Our operations may be disrupted if we are unable to effectively integrate, manage and maintain the security of our information systems.

Our business depends on effective and secure information systems that assist us in, among other things, gathering information to improve the quality of consumer care, optimizing financial performance, adjusting consumer mix, monitoring regulatory compliance and enhancing staff efficiency. We rely on an external service provider, McKesson, to provide continual maintenance, upgrading and enhancement of our primary information systems used for our operational needs. The software we license from McKesson supports intake, personnel scheduling, office clinical and centralized billing and receivables management in an integrated database, enabling us to standardize the care delivered across our network of locations and monitor our performance and consumer outcomes. To the extent that McKesson becomes insolvent or fails to support the software or systems, or if we lose our license with McKesson, our operations could be negatively affected. We also depend upon a proprietary payroll management system that includes a feature for general ledger population, tax reporting, managing wage assignments and garnishments, on-site check printing, direct-deposit paychecks and customizable heuristic analytical controls. If we experience a reduction or interruption in the performance, reliability or availability of our information systems, or fail to restore our information systems after such a reduction or interruption, our operations and ability to produce timely and accurate reports could be adversely affected. Because of the confidential health information and consumer records we store and transmit, loss of electronically-stored information for any reason could expose us to a risk of regulatory action, litigation and liability.

The agreements that govern our credit facility contain various covenants that limit our discretion in the operation of our business.

Our credit facility agreement requires us to comply with customary financial and non-financial covenants. The financial covenants require us to maintain a maximum fixed charge ratio and a maximum leverage ratio, and limit our capital expenditures. Our credit facility also includes non-financial covenants including restrictions on our ability to:

•	transfer assets, enter into mergers, make acquisitions or experience fundamental changes;

•	make investments, loans and advances;

•	incur additional indebtedness and guarantee obligations;

•	create liens on assets;

•	enter into affiliate transactions;

•	enter into transactions other than in the ordinary course of business;

•	incur capital lease obligations; and

•	make capital expenditures.

The restrictions in our credit facility impose significant operating and financial restrictions on our ability to take actions that may be in our best interests.

Our current principal stockholders have significant influence over us, and they could delay, deter or prevent a change of control or other business combination or otherwise cause us to take action with which you might not agree.

Eos Capital Partners III, L.P. and Eos Partners SBIC III, L.P., or the Eos Funds, together beneficially own approximately 38.3% of our outstanding common stock. As a result, the Eos Funds have the ability to significantly influence all matters submitted to our stockholders for approval, including:

•	changes to the composition of our board of directors, which has the authority to direct our business and appoint and remove our officers;

•	proposed mergers, consolidations or other business combinations; and

•	amendments to our certificate of incorporation and bylaws which govern the rights attached to our shares of common stock.

In addition, two of our directors are affiliated with the Eos Funds.

This concentration of ownership of shares of our common stock could delay or prevent proxy contests, mergers, tender offers, open-market purchase programs or other purchases of shares of our common stock that might otherwise give you the opportunity to realize a premium over the then-prevailing market price of our common stock. The interests of the Eos Funds may not always coincide with the interests of the other holders of our common stock. This concentration of ownership may also adversely affect our stock price.

We may not be able to attract, train and retain qualified personnel.

We must attract and retain qualified personnel in the markets in which we operate in order to provide our services. We compete for personnel with other providers of social and medical services as well as companies in other service-based industries. Competition may be greater for skilled personnel, such as therapists and registered nurses. Our ability to attract and retain personnel depends on several factors, including our ability to provide employees with attractive assignments and competitive benefits and salaries. If we are unable to attract and retain qualified personnel, we may be unable to provide our services, the quality of our services may decline, and we could lose consumers and referral sources.

We may be more vulnerable to the effects of a public health catastrophe than other businesses due to the nature of our consumers.

The majority of our consumers are older individuals with complex medical challenges, many of whom may be more vulnerable than the general public during a pandemic or in a public health catastrophe. Our employees are also at greater risk of contracting contagious diseases due to their increased exposure to vulnerable consumers. For example, if a flu pandemic were to occur, we could suffer significant losses to our consumer population or a reduction in the availability of our employees and, at a high cost, be required to hire replacements for affected workers. Accordingly, certain public health catastrophes could have a material adverse effect on our financial condition and results of operations.

We depend on the services of our executive officers and other key employees.

Our success depends upon the continued employment of certain members of our senior management team. We also depend upon the continued employment of the individuals that manage several of our key functional areas, including operations, business development, accounting, finance, human resources, marketing, information systems, contracting and compliance. The departure of any member of our senior management team may materially adversely affect our operations.

If an impairment of goodwill or intangible assets were to occur, our earnings would be negatively impacted.

Goodwill and intangible assets with finite lives represent a significant portion of our assets as a result of our acquisition of Addus HealthCare in September 2006 and certain other acquisitions. At December 31, 2009 goodwill and intangible assets with finite lives amounted to $59.5 million and $13.1 million, respectively. As described in the notes to our consolidated financial statements, these assigned values are reviewed on an annual basis or at the time events or circumstances indicate that the carrying amount of an asset may not be recoverable. Should business conditions or other factors deteriorate and negatively impact the estimated realizable value of future cash flows of our business segments, we could be required to write off a substantial portion of our assets. Depending upon the magnitude of the write off, our results of operations could be materially adversely affected.

The market price of our common stock may be volatile and this may adversely affect our stockholders.

The price at which our common stock trades may be volatile. The stock market has recently experienced significant price and volume fluctuations that have affected the market prices of securities, including securities of health care companies. The market price of our common stock may be influenced by many factors, including:

•	our operating and financial performance;

•	variances in our quarterly financial results compared to expectations;

•	the depth and liquidity of the market for our common stock;

•	future sales of common stock or the perception that sales could occur;

•	investor perception of our business and our prospects;

•	developments relating to litigation or governmental investigations;

•	changes or proposed changes in health care laws or regulations or enforcement of these laws and regulations, or announcements relating to these matters; or

•	general economic and stock market conditions.

In addition, the stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of homecare companies. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In the past, securities class-action litigation has often been brought against companies following periods of volatility in the market price of their respective securities. We may become involved in this type of litigation in the future. Litigation of this type is often expensive to defend and may divert our management team’s attention as well as resources from the operation of our business.

We do not anticipate paying dividends on our common stock in the foreseeable future and, consequently, your ability to achieve a return on your investment will depend solely on appreciation in the price of our common stock.

We do not pay dividends on our shares of common stock and intend to retain all future earnings to finance the continued growth and development of our business and for general corporate purposes. In addition, we do not anticipate paying cash dividends on our common stock in the foreseeable future. Any future payment of cash dividends will depend upon our financial condition, capital requirements, earnings and other factors deemed relevant by our board of directors.

If securities or industry analysts fail to publish research or reports about our business or publish negative research or reports, or our results are below analysts’ estimates, our stock price and trading volume could decline.

The trading market for our common stock may depend in part on the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. If analysts fail to publish reports on us regularly or at all, we could fail to gain visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. If one or more analysts do cover us and downgrade their evaluations of our stock or our results are below analysts’ estimates, our stock price would likely decline.

Provisions in our organizational documents and Delaware law could delay or prevent a change in control of our company, which could adversely affect the price of our common stock.

Provisions in our amended and restated certificate of incorporation and bylaws and anti-takeover provisions of the Delaware General Corporation Law, could discourage, delay or prevent an unsolicited change in control of our company, which could adversely affect the price of our common stock. These provisions may also have the effect of making it more difficult for third parties to replace our current management without the consent of the board of directors. Provisions in our amended and restated certificate of incorporation and bylaws that could delay or prevent an unsolicited change in control include:

•	a staggered board of directors;

•	limitations on persons authorized to call a special meeting of stockholders; and

•	the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval.

As a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law. This section generally prohibits us from engaging in mergers and other business combinations with stockholders that beneficially own 15% or more of our voting stock, or with their affiliates, unless our directors or stockholders approve the business combination in the prescribed manner. However, because the Eos Funds acquired their shares prior to our initial public offering completed on November 2, 2009, Section 203 is currently inapplicable to any business combination with the Eos Funds or their affiliates. In addition, our amended and restated bylaws require that any stockholder proposals or nominations for election to our board of directors must meet specific advance notice requirements and procedures, which make it more difficult for our stockholders to make proposals or director nominations.

If we fail to achieve and maintain effective internal control over financial reporting, our business and stock price could be adversely impacted.

We are in the process of documenting, reviewing and, where appropriate, improving our internal controls and procedures in preparation for compliance with Securities and Exchange Commission, or SEC, regulations adopted pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which requires annual management and independent auditor assessments of the effectiveness of our internal control over financial reporting and a report by our independent auditors addressing these assessments. These requirements will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place strain on our personnel, systems and resources. Compliance with public reporting and Sarbanes-Oxley Act requirements will require us to build out our compliance, accounting and finance staff. In connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, we may identify deficiencies or material weaknesses that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. Implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers and employees, entail substantial costs to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. Moreover, if we fail to satisfy the requirements of Section 404 on a timely basis, we could be subject to regulatory scrutiny and sanctions, our ability to raise capital could be impaired, investors may lose confidence in the accuracy and completeness of our financial reports and our stock price could be adversely affected.

ITEM 2.	PROPERTIES

We do not own any real property. As of December 31, 2009, we operated at 122 leased properties including our National Support Center. Home & community services are operated out of 91 of these facilities, while home health services are operated out of 30 of these facilities. We lease approximately 20,847 square feet of an office building in Palatine, Illinois, which serves as our corporate headquarters, from a member of our board of directors and the former Chairman of Addus HealthCare.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are subject to claims and suits arising in the ordinary course of our business, including claims for damages for personal injuries. In our management’s opinion, the ultimate resolution of any of these pending claims and legal proceedings will not have a material adverse effect on our financial position or results of operations.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been trading on The Nasdaq Global Market under the symbol “ADUS” since our initial public offering on October 27, 2009. Prior to that time, there was no public market for our common stock. The holders of our common stock are entitled to one vote per share on any matter to be voted upon by stockholders. All shares of common stock rank equally as to voting and all other matters. The table below sets forth the high and low sales prices for our common stock, as reported by The Nasdaq Global Market, for each of the periods indicated.

	High	Low
2009
Fourth Quarter	$9.50	$7.52
Third Quarter	—	—
Second Quarter	—	—
First Quarter	—	—

2008
Fourth Quarter	—	—
Third Quarter	—	—
Second Quarter	—	—
First Quarter	—	—

Holders

As of March 24, 2010, there were 77 holders of record of our common stock.

Dividends

Historically, we have not paid dividends on our common stock, and we currently do not intend to pay any dividends on our common stock. We currently plan to retain any earnings to support the operation, and to finance the growth, of our business rather than to pay cash dividends. Payments of any cash dividends in the future will depend on our financial condition, results of operations and capital requirements as well as other factors deemed relevant by our board of directors. Our new credit facility restricts our ability to declare or pay any dividend or other distribution unless no default then exists or would occur as a result thereof, and we are in pro forma compliance with the financial covenants contained in the new credit facility after giving effect thereto.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial information derived from our consolidated financial statements for the periods and at the dates indicated. The information is qualified in its entirety by and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Successor (5)				Predecessor (5)
	2009	2008	2007	September 19, 2006 to December 31, 2006	January 1 to September 18, 2006	Year Ended December 31, 2005
Consolidated Statements of Income Data:
Net service revenues (1)	$259,305	$236,306	$194,567	$52,256	$125,927	$163,709
Cost of service revenues	182,693	167,254	139,268	36,767	91,568	120,111

Gross profit	76,612	69,052	55,299	15,489	34,359	43,598
General and administrative expenses (3)(7)	59,924	52,112	44,233	11,764	28,391	37,115
Depreciation and amortization (2)	4,913	6,092	6,029	1,919	439	881

Total operating expenses	64,837	58,204	50,262	13,683	28,830	37,996

Operating income	11,775	10,848	5,037	1,806	5,529	5,602
Interest expense (3)	(6,787)	(5,806)	(4,952)	(1,392)	(750)	(1,818)
Interest and other income	14	51	144	65	100	64

Income from continuing operations before income taxes	5,002	5,093	229	479	4,879	3,848
Income tax expense (2)	1,400	1,070	32	82	434	66

Net income from continuing operations	3,602	4,023	197	397	4,445	3,782
Discontinued operations:
Income from discontinued operations, net of tax expense of $36 in the period from January 1, 2006 to September 18, 2006 and net of tax benefit of $10 in 2005	—	—	—	—	366	(512)

Net income	3,602	4,023	197	397	4,811	3,270
Less: Preferred stock dividends, undeclared subject to payment upon conversion; declared and converted in November 2009	(5,387)	(4,270)	(3,882)	(1,070)	—	—

Net income (loss) attributable to common shareholders	$(1,785)	$(247)	$(3,685)	$(673)	$4,811	$3,270

Basic income (loss) per common share:
From continuing operations	$(0.66)	$(0.24)	$(3.62)	$(0.66)	$4,115.78	$3,502.25
From discontinued operations	—	—	—	—	339.28	(474.06)

Basic earnings per common share	$(0.66)	$(0.24)	$(3.62)	$(0.66)	$4,455.06	$3,028.19

Diluted income (loss) per common share:
From continuing operations	$(0.66)	$(0.24)	$(3.62)	$(0.66)	$4,115.78	$3,502.25
From discontinued operations	—	—	—	—	339.28	(474.06)

Diluted earnings per common share	$(0.66)	$(0.24)	$(3.62)	$(0.66)	$4,455.06	$3,028.19

Weighted average number of common shares and potential common shares outstanding:
Basic	2,706,935	1,019,250	1,019,250	1,019,250	1,080	1,080
Diluted	2,706,935	1,019,250	1,019,250	1,019,250	1,080	1,080

	Successor				Predecessor
	2009	2008	2007	September 19, 2006 to December 31, 2006	January 1, 2006 to September 18, 2006
Operational Data:
General:
Adjusted EBITDA (in thousands) (4)	$16,985	$17,212	$12,010	$3,939	$6,334
States served at period end	16	16	14	12	12
Locations at period end	122	122	104	92	93
Employees at period end	12,559	12,137	10,797	9,440	9,439
Home & Community Data:
Average weekly census	20,182	19,432	17,117	16,275	16,044
Billable hours (in thousands)	12,835	12,139	10,421	2,864	6,798
Billable hours per business day	50,333	47,418	40,867	39,778	37,352
Revenues per billable hour	$16.37	$15.57	$14.36	$13.88	$13.88
Home Health Data:
Average weekly census:
Medicare	1,427	1,270	1,130	1,114	1,187
Non-Medicare	1,528	1,413	1,435	1,442	1,389
Medicare admissions (6)	7,734	7,232	6,223	1,690	4,516
Medicare revenues per episode completed	$2,569	$2,606	$2,563	$2,534	$2,534
Percentage of Revenues by Payor:
State, local or other governmental	81%	82%	81%	80%	80%
Medicare	12	12	13	14	14
Other	7	6	6	6	6

	Successor				Predecessor
	2009	2008	2007	2006	2005
Consolidated Balance Sheet Data:
Cash	$518	$6,113	$21	$3	$—
Accounts receivable, net of allowances	70,491	49,237	43,330	36,325	31,603
Goodwill and intangibles	72,564	64,961	63,158	55,530	2,766
Total assets	161,315	135,748	118,656	100,911	40,101
Total debt	49,239	63,176	54,653	44,818	15,458
Stockholders’ equity	80,567	34,575	34,550	37,291	2,438

(1)	Acquisitions completed in 2008 included in 2009 accounted for $5.2 million of growth in net service revenues for the year ended December 31, 2009 compared to the year ended December 31, 2008. Acquisitions completed in 2008 and the results for the first twelve months of 2007 acquisitions included in 2008 accounted for $24.6 million of the growth in net service revenues for the year ended December 31, 2008 compared to the year ended December 31, 2007. Acquisitions completed in 2007 accounted for $4.2 million of the growth in net service revenues for the year ended December 31, 2007 compared to the combined net service revenues for the periods from January 1, 2006 to September 18, 2006 and from September 19, 2006 to December 31, 2006.

(2)	The September 19, 2006 acquisition of Addus HealthCare by Holdings resulted in a stepped-up basis of the assets of the successor compared to the predecessor. In addition, the predecessor filed as an S corporation with earnings for federal and for selected state taxes passed through to each shareholder’s tax return, while the successor files as a C corporation with earnings for federal and state purposes taxed at the company level.

(3)	During 2009 we incurred one-time charges relating to our initial public offering which included $1.2 million of separation costs related to the former Chairman of Addus HealthCare which was charged to general and administrative expenses; a charge to interest expense pursuant to the contingent payment agreement in which an amount equal to $12.7 million was paid upon the completion of our initial public offering, of which $1.8 million was deemed interest expense; and the write-off of $0.8 million in unamortized debt issuance costs relating to our former credit facility that was charged to interest expense.

(4)	We define Adjusted EBITDA as net income plus depreciation and amortization, net interest expense, income tax expense and stock-based compensation expense. Adjusted EBITDA is a performance measure used by management that is not calculated in accordance with GAAP. It should not be considered in isolation or as a substitute for net income, operating income or any other measure of financial performance calculated in accordance with GAAP.

Management believes that Adjusted EBITDA is useful to investors, management and others in evaluating our operating performance for the following reasons:

•

By reporting Adjusted EBITDA, we believe that we provide investors with insight and consistency in our financial reporting and present a basis for comparison of our business operations between current, past and future periods. Adjusted EBITDA allows management, investors and others to evaluate and compare our core operating results, including return on capital and operating efficiencies, from period to period, by removing the impact of our capital structure (interest expense), asset base (amortization and depreciation), tax consequences and non-cash stock-based compensation expense from our results of operations, and also facilitates comparisons with the core results of our public company peers.

•

Our change from S-corporation status to C-corporation status for Federal income tax purposes on September 19, 2006 resulted in fluctuations in our tax expense or benefit unrelated to our results of operations.

•

We believe that Adjusted EBITDA is a measure widely used by securities analysts, investors and others to evaluate the financial performance of other public companies, and therefore may be useful as a means of comparison with those companies, when viewed in conjunction with traditional GAAP financial measures.

•

We adopted ASC 718 “Share-Based Payment,” on September 19, 2006, the effective date of the 2006 Plan, and recorded stock-based compensation expense of $0.3 million, $0.3 million, and $0.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. We recorded stock-based compensation of $0.2 million for the period from September 19, 2006 through December 31, 2006. This fluctuation in expense primarily resulted from one option grant in 2006 with a one-year vesting period, with other option grants being subject to five-year vesting periods. By comparing our Adjusted EBITDA in different periods, our investors can evaluate our operating results without the additional variations caused by stock-based compensation expense, which is not comparable from year to year due to differing vesting periods and is a non-cash expense that is not a key measure of our operations.

In addition, management has chosen to use Adjusted EBITDA as a performance measure because the amount of non-cash expenses, such as depreciation, amortization and stock-based compensation expense, may not directly correlate to the underlying performance of our business operations, and because such expenses can vary significantly from period to period as a result of new acquisitions, full amortization of previously acquired tangible and intangible assets or the timing of new stock-based awards, as the case may be. This facilitates internal comparisons to historical operating results, as well as external comparisons to the operating results of our competitors and other companies in the homecare industry. Because management believes Adjusted EBITDA is useful as a performance measure, management uses Adjusted EBITDA:

•

as one of our primary financial measures in the day-to-day oversight of our business to allocate financial and human resources across our organization, to assess appropriate levels of marketing and other initiatives and to generally enhance the financial performance of our business;

•

in the preparation of our annual operating budget, as well as for other planning purposes on a quarterly and annual basis, including allocations in order to implement our growth strategy, to determine appropriate levels of investments in acquisitions and to endeavor to achieve strong core operating results;

•	to evaluate the effectiveness of business strategies, such as the allocation of resources between our divisions, the mix of organic growth and acquisitive growth and adjustments to our payor mix;

•

as a means of evaluating the effectiveness of management in directing our core operating performance, which we consider to be performance that can be affected by our management in any particular period through their allocation and use of resources that affect our underlying revenue and profit-generating operations during that period;

•	for the valuation of prospective acquisitions, and to evaluate the effectiveness of integration of past acquisitions into our company; and

•	in communications with our board of directors concerning our financial performance.

Although Adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results of operations as reported under GAAP. Some of these limitations include:

•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or other contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect interest expense or interest income;

•	Adjusted EBITDA does not reflect cash requirements for income taxes;

•

although depreciation and amortization are non-cash charges, the assets being depreciated or amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for these replacements; and

•	other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Management compensates for these limitations by using GAAP financial measures in addition to Adjusted EBITDA in managing the day-to-day and long-term operations of our business. We believe that consideration of Adjusted EBITDA, together with a careful review of our GAAP financial measures, is the most informed method of analyzing our company.

The following table sets forth a reconciliation of net income, the most directly comparable GAAP measure, to Adjusted EBITDA:

	Successor				Predecessor
	Year Ended December 31,			September 19, 2006 to December 31, 2006	January 1, 2006 to September 18, 2006
	2009	2008	2007
	(in thousands)
Reconciliation of Adjusted EBITDA to net income:
Net income	$3,602	$4,023	$197	$397	$4,811
Net interest expense	6,773	5,755	4,808	1,327	650
Income tax expense	1,400	1,070	32	82	434
Depreciation and amortization	4,913	6,092	6,029	1,919	439
Stock-based compensation expense	297	272	944	214	—

Adjusted EBITDA (7)	$16,985	$17,212	$12,010	$3,939	$6,334

(5)

Holdings was incorporated in Delaware on July 27, 2006 and acquired Addus HealthCare on September 19, 2006. Holdings is a holding company and has no material assets other than all of the capital stock of Addus HealthCare. The application of purchase accounting rules to the financial statements of Holdings resulted in different accounting bases from Addus HealthCare and, accordingly, different financial information for the periods beginning on or after September 19, 2006. We refer to Holdings and its subsidiaries, including Addus HealthCare, following the acquisition, as the successor for purposes of the presentation of the financial information below. We refer to Addus HealthCare prior to its acquisition by Holdings as the predecessor for purposes of the presentation of the financial information.

The selected historical consolidated statements of income data for the fiscal years ended December 31, 2009, 2008 and 2007, and the balance sheet data as of December 31, 2009 and 2008, were derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated statements of income data for the periods January 1, 2006 through September 18, 2006 and September 19, 2006 through December 31, 2006, and the balance sheet data as of December 31, 2007 and 2006, were derived from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K. The selected historical consolidated statement of income data for the predecessor for the fiscal year ended December 31, 2005 have been derived from predecessor audited financial statements, which are not included in this Annual Report on Form 10-K.

(6)	Medicare admissions represents the aggregate number of new cases approved for Medicare services during a specified period.

(7)	Adjusted EBITDA for 2009 includes a $1.2 million charge related to the separation agreement with the former Chairman of Addus HealthCare.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate as a result of the factors we describe under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a comprehensive provider of a broad range of social and medical services in the home. Our services include personal care and assistance with activities of daily living, skilled nursing and rehabilitative therapies, and adult day care. Our consumers are individuals with special needs who are at risk of hospitalization or institutionalization, such as the elderly, chronically ill and disabled. Our payor clients include federal, state and local governmental agencies, the Veterans Health Administration, commercial insurers, and private individuals. We provide our services through over 120 locations across 16 states to over 23,000 consumers.

We operate our business through two segments, home & community services and home health services. Our home & community services are social, or non-medical, in nature and include assistance with bathing, grooming, dressing, personal hygiene and medication reminders, and other activities of daily living. We provide home & community services on a long-term, continuous basis, with an average duration of 20 months per consumer. Our home health services are medical in nature and include physical, occupational and speech therapy, as well as skilled nursing. We generally provide home health services on a short-term, intermittent or episodic basis to individuals recovering from an acute medical condition, with an average length of care of 81 days.

The comprehensive nature of our social and medical services enables us to maintain a long-term relationship with our consumers as their needs change over time and provides us with diversified sources of revenue. To meet our consumers’ changing needs, we utilize an integrated service delivery model approach that allows our consumers to access social and medical services from one homecare provider and appeals to referral sources who are seeking a provider with a breadth of services, scale and systems to meet consumers’ needs effectively. Our integrated service delivery model enables our consumers to access services from both our home & community services and home health services divisions, thereby receiving the full spectrum of their social and medical homecare service needs from a single provider. Our integrated service model is designed to reduce service duplication, which lowers health care costs, enhances consumer outcomes and satisfaction and lowers our operating costs, as well as drives our internal growth strategy. In our target markets, our care and service coordinators work with our caregivers, consumers and their providers to review our consumers’ current and anticipated service needs and, based on this continuous review, identify areas of service duplication or new service opportunities. This approach, combined with our integrated service delivery model, enabled us to derive approximately 33% of our Medicare home health cases in 2009 from our home & community consumer base.

We generated net service revenues of $259.3 million in 2009. In 2009, we derived approximately 81% of our net service revenues from a number of different state and county government payors, which included 34% from the Illinois Department on Aging, and approximately 12% of our net service revenues from Medicare.

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

We have historically grown our business primarily through organic growth, complemented with selective acquisitions. We have acquired 11 businesses over the past three years. Our home & community segment acquisitions have been focused on facilitating entry into new states such as New Jersey, Nevada and North Carolina, whereas our home health segment acquisitions have been focused on complementing our existing home & community business in Nevada, Idaho and Indiana, enabling us to provide a more comprehensive range of services in those locations. Acquisitions in the home health segment, while not significant, reflect our goal of being a comprehensive provider of both home & community and home health services in the markets in which we operate.

On November 2, 2009, we completed our initial public offering consisting of the sale of 5,400,000 shares of common stock at $10.00 per share. After deducting the underwriters’ discounts and transaction fees and expenses, the net proceeds to us from the sale of shares in the initial public offering were $47.5 million. Transaction costs related to the initial public offering of $2.7 million were charged directly to additional paid-in capital.

On March 23, 2010, the President signed into law the Health Reform Law. The Health Reform Law includes several provisions that may affect reimbursement for home health agencies. The Health Reform Law is broad, sweeping reform, and is subject to change, including through the adoption of related regulations, the way in which its provisions are interpreted and the manner in which it is enforced. We cannot assure you that the provisions of the Health Reform Law will not adversely impact our business, results of operations or financial results. We may be unable to mitigate any adverse effects resulting from the Health Reform Act. See “Item 1— Business — Government Regulation — Patient Protection and Affordable Care Act.”

Segments

We operate our business through two segments, home & community services and home health services. We have organized our internal management reports to align with these segment designations. As such, we have identified two reportable segments, home & community and home health, applying the criteria in ASC 280, “Disclosure about Segments of an Enterprise and Related Information”. The following table presents our locations by segment, setting forth acquisitions, start-ups and closures for the period January 1, 2007 to December 31, 2009:

	Home & Community (1)	Home Health	Total
Total at January 1, 2007	66	26	92
Acquired	7	1	8
Start-up	4	2	6
Closed/Merged	(2)	—	(2)

Total at December 31, 2007	75	29	104
Acquired	16	2	18
Start-up	2	1	3
Closed/Merged	(2)	(1)	(3)

Total at December 31, 2008	91	31	122
Start-up	3	—	3
Closed/Merged	(2)	(1)	(3)

Total at December 31, 2009	92	30	122

(1)	Includes four adult day centers in Illinois.

As of December 31, 2009, we provided our services through 122 locations across 16 states. As part of our comprehensive service model, we have integrated and provide both home & community and home health services in nine states.

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

For 2009, 2008, and 2007, our payor revenue mix by segment was as follows:

	Home & Community
	2009	2008	2007
State, local and other governmental programs	95.8%	96.9%	97.4%
Commercial	0.5	0.1	0.2
Private duty	3.7	3.0	2.4

	100.0%	100.0%	100.0%

	Home Health
	2009	2008	2007
Medicare	61.3%	58.3%	55.1%
State, local and other governmental programs	21.0	23.4	27.8
Commercial	10.8	11.4	10.1
Private duty	6.9	6.9	7.0

	100.0%	100.0%	100.0%

We also measure the performance of each segment using a number of different metrics. For our home & community segment, we consider billable hours, billable hours per business day, revenues per billable hour and the number of consumers, or census. For our home health segment, we consider Medicare census, non-Medicare census, Medicare admissions and Medicare revenues per episode completed.

We derive a significant amount of our net service revenues from our operations in Illinois and California, which represented 49% and 16%; 46% and 18%; and 49% and 23% of our total net service revenues for the years ended December 31, 2009, 2008 and 2007, respectively.

A significant amount of our net service revenues are derived from two specific payor clients. The Illinois Department on Aging, in the home & community segment, and Medicare, in the home health segment, accounted for 34% and 12%; 32% and 12%; and 33% and 13% of our total net service revenues for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Home health segment revenues are primarily generated on a per episode or visit basis rather than on a flat fee or an hourly basis. Our home health segment revenues are generated principally through reimbursements by the Medicare program, and to a lesser extent from Medicaid and Medicaid waiver programs, commercial insurers and private duty. Net service revenues from home health payors, other than Medicare, are readily determinable and recognized as net service revenues at the time the services are rendered. Medicare reimbursements are based on 60-day episodes of care. The net anticipated net service revenues from an episode are initially recognized as accounts receivable and deferred net service revenues and subsequently amortized as net service revenues ratably over the 60-day episodic period. At the end of each episode of care, a final claim billing is submitted to Medicare and any changes between the initial anticipated net service revenues and final claim billings are recorded as an adjustment to net service revenues. For open episodes, we estimate net service revenues based on historical data and adjust for the difference between the initial anticipated net service revenues and the ultimate final claim amount.

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

Our general and administrative expenses for home & community and home health services consist principally of supervisory personnel, care coordination and office administration costs. Our general and administrative expenses for home health also include additional staffing for clinical and admissions processing. These expenses consist principally of wages, payroll taxes and benefit-related costs; facility rent; operating costs such as utilities, postage, telephone and office expenses; and bad debt expense.

Our corporate general and administrative expenses cover the centralized administrative departments of accounting, information systems, human resources, billing and collections and contract administration, as well as national program coordination efforts for marketing and private duty. These expenses primarily consist of compensation, including stock-based compensation, payroll taxes, and related benefits; legal, accounting and other professional fees; rents and related facility costs; and other operating costs such as software application costs, software implementation costs, travel, general insurance and bank account maintenance fees.

Depreciation and Amortization Expenses

We amortize our intangible assets with finite lives, consisting of trade names, trademarks and non-compete agreements, principally on accelerated methods based upon their estimated useful lives. Depreciable assets at the segment level consist principally of furniture and equipment, and for the home & community segment, also include vehicles for our adult day centers.

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

Interest Expense

Our interest bearing obligations consist principally of our credit facility, dividend notes, notes payable in respect of acquisitions and a derivative financial instrument that does not qualify as an accounting hedge under ASC Topic 815, “Accounting for Derivative Instruments and Hedging Activities”. As such, material changes in the value of the instrument are included in interest expense in any given period.

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. The differences from the federal statutory rate of 34% are principally due to state taxes and the use of federal work opportunity tax credits.

Preferred Stock Dividends, Undeclared Subject to Payment Upon Conversion

Prior to the completion of our initial public offering on November 2, 2009, we had 37,750 shares of series A preferred stock issued and outstanding, all of which were converted into shares of our common stock on November 2, 2009. Shares of our series A preferred stock accumulated dividends each quarter at a rate of 10%, compounded annually. We accrued these undeclared dividends because the holders had the option to convert their shares of series A preferred stock into common stock at any time with the accumulated dividends payable in cash or a note payable. Accrued preferred dividends at December 31, 2009 and 2008 were $0 and $9.2 million, respectively. Our series A preferred stock was converted into 4,077,000 shares of common stock in connection with the completion of our initial public offering on November 2, 2009. We paid $0.2 million of the $13.1 million outstanding accumulated dividends as of November 2, 2009 with the remaining $12.9 million being converted into 10% junior subordinated promissory notes, which we refer to as the dividend notes. The dividend notes were amended on March 18, 2010 as described below in “Liquidity and Capital Resources”.

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The following table sets forth, for the periods indicated, our consolidated results of operations.

	2009		2008		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)
Net service revenues:
Home & Community	$210,107	81.0%	$189,006	80.0%	$21,101	11.2%
Home Health	49,198	19.0	47,300	20.0	1,898	4.0

Total	259,305	100.0	236,306	100.0	22,999	9.7
Operating income before corporate expenses:
Home & Community	20,397	9.7	17,632	9.3	2,765	15.7
Home Health	6,752	13.7	5,819	12.3	933	16.0

Total	27,149	10.5	23,451	9.9	3,698	15.8
Corporate general and administrative expenses	14,585	5.6	11,792	5.0	2,793	23.7
Corporate depreciation and amortization	789	0.3	811	0.3	(22)	(2.7)

Total operating income	11,775	4.5	10,848	4.6	927	8.5
Interest expense	(6,773)	(2.6)	(5,755)	(2.4)	(1,018)	17.7

Income from operations before taxes	5,002	1.9	5,093	2.2	(91)	(1.8)
Income tax expense	1,400	0.5	1,070	0.5	330	30.8

Net income	3,602	1.4	4,023	1.7	(421)	(10.5)
Less: Preferred stock dividends, undeclared subject to payment upon conversion; declared and converted in November 2009	(5,387)	(2.1)	(4,270)	(1.8)	(1,117)	(26.2)

Net income (loss) attributable to common shareholders	$(1,785)	(0.7)%	$(247)	(0.1)%	$(1,538)	(622.7)%

Our net service revenues increased by $23.0 million, or 9.7%, to $259.3 million for 2009 compared to $236.3 million for 2008. This increase represents 11.2% growth in home & community net service revenues and 4.0% growth in home health net service revenues. Home & community revenue growth was driven by acquisitions, growth in service hours provided, and program rate increases. Home health revenue growth was driven by increased Medicare revenues offset by our decision to discontinue providing certain contracted services on lower margin contracts. Total operating income, expressed as percentage of net service revenues, decreased 0.1% to 4.5% for 2009, compared to 4.6% for 2008. This decrease in operating income was primarily the result of separation costs associated with our former Chairman and an increase in our provision for doubtful accounts which were partially off-set by improved gross profit margins in both of our segments, as discussed below.

Home & Community Segment

The following table sets forth, for the periods indicated, a summary of our home & community segment’s results of operations through operating income and key metrics:

	2009		2008		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)
Net service revenues	$210,107	100.0%	$189,006	100.0%	$21,101	11.2%
Cost of service revenues	156,623	74.5	141,859	75.1	14,764	10.4

Gross profit	53,484	25.5	47,147	24.9	6,337	13.4
General and administrative expenses	29,732	14.2	25,167	13.3	4,565	18.1
Depreciation and amortization	3,355	1.6	4,348	2.3	(993)	(22.8)

Operating income	$20,397	9.7%	$17,632	9.3%	$2,765	15.7%

Segment Data:
Billable hours (in thousands)	12,835		12,139		696	5.7%
Billable hours per business day	50,333		47,418		2,915	6.1%
Revenues per billable hour	$16.37		$15.57		$0.80	5.1%
Average weekly census	20,182		19,432		750	3.9%

Net service revenues from state, local and other governmental programs accounted for 95.8% and 96.9% of home & community net service revenues for 2009 and 2008, respectively. Private duty and, to a lesser extent, commercial payors accounted for the remainder of net service revenues.

Net service revenues increased $21.1 million, or 11.2%, to $210.1 million for 2009 compared to $189.0 million for 2008. Net service revenue growth in the home & community segment was driven by acquisitions completed in 2008, and an increase in both total billable hours and revenues per billable hour. Acquisitions completed in 2008 accounted for $4.8 million of the growth in net service revenues for 2009 compared to 2008. These acquisitions provided 0.3 million in billable hours, average revenue per billable hour of $16.57 and increased average weekly census of 308. The remainder of the growth in net service revenues of $16.3 million was attributable to organic growth. Organic growth was driven by an increase in billable hours accounting for $6.3 million and an increase in revenues per billable hour accounting for $10.0 million which was due to a $0.80 per hour increase in the average billable rate during 2009. During 2009 we experienced some program rate increases in five states and some program rate decreases in three states within the 16 states in which we operate.

Cost of service revenues increased $14.7 million, or 10.4%, to $156.6 million for 2009 compared to $141.9 million for 2008. The increase was principally attributable to increased net service revenues due to organic growth and acquisitions.

Gross profit, expressed as a percentage of net service revenues, increased by 0.6% to 25.5% for 2009, from 24.9% for 2008. Higher margins attributable to acquisitions completed in 2008 accounted for 0.1% of the increase. The remaining increase of 0.5% was principally attributed to billable rate increases in excess of wage increases.

General and administrative expenses, expressed as a percentage of net service revenues, increased 0.9% to 14.2% for 2009, from 13.3% for 2008. Higher expenses attributable to acquisitions completed in 2008 accounted for 0.3% of this increase. The remaining increase of 0.6% was principally attributable to an increase of $2.0 million in bad debt expense, partially offset by other administrative cost reductions during 2009. The increase in bad debt expense during 2009 reflects the deterioration in our accounts receivable aging, most of which occurred in the fourth quarter of 2009, due to a slowdown in payments and billing related issues. We continue our implementation of a centralized billing and collection process to enhance controls to our accounts receivable process and expect the implementation to be completed by the end of the third quarter of 2010. We also expect our bad debt expense in 2010 to be comparable with our higher 2009 levels.

Depreciation and amortization, expressed as a percentage of net service revenues, decreased by 0.7% to 1.6% for 2009, from 2.3% for 2008. Amortization of intangibles, which are principally amortized using accelerated methods, totaled $3.2 million and $4.2 million for 2009 and 2008, respectively.

Home Health Segment

The following table sets forth, for the periods indicated, a summary of our home health segment’s results of operations through operating income and key metrics:

	2009		2008		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)
Net service revenues	$49,198	100.0%	$47,300	100.0%	$1,898	4.0%
Cost of service revenues	26,070	53.0	25,395	53.7	675	2.7

Gross profit	23,128	47.0	21,905	46.3	1,223	5.6
General and administrative expenses	15,607	31.7	15,153	32.0	454	3.0
Depreciation and amortization	769	1.6	933	2.0	(164)	(17.6)

Operating income	$6,752	13.7%	$5,819	12.3%	$933	16.0%

Segment Data:
Average weekly census:
Medicare	1,427		1,270		157	12.4%
Non-Medicare	1,528		1,413		115	8.1%
Medicare admissions	7,734		7,232		502	6.9%
Medicare revenues per episode completed	$2,569		$2,606		$(37)	(1.4)%

Net service revenues from Medicare accounted for 61.3% and 58.3% of home health revenues for 2009 and 2008, respectively. Non-Medicare net service revenues, in order of significance, include Medicaid and other governmental programs (including the Veterans Health Administration), commercial insurers and private duty payors.

Net service revenues increased by $1.9 million, or 4.0%, to $49.2 million for 2009 compared to $47.3 million for 2008. Net service revenue growth in the home health segment was principally driven by an increase in Medicare and non-Medicare census. Acquisitions completed in 2008 accounted for $0.4 million of the growth in net service revenues for 2009. The remainder of the growth in net service revenues of $1.5 million was attributable to organic growth. Medicare revenues, which included $0.3 million from acquisitions, increased by $2.6 million, or 9.4%, to $30.2 million for 2009 compared to $27.6 million in 2008, principally due to increased census. We experienced a year over year decrease in the net service revenues per episode completed of 1.4%, principally due to lower acuity rates. Our non-Medicare revenues declined by $0.7 million, or 3.5%, to $19.0 million in 2009 compared to $19.7 million for 2008. During the second half of 2008, we conducted a review of contracts that did not provide reasonable profit margins resulting in decisions to stop taking referrals on certain contracts. As a result, net service revenues declined on these contracts for 2009 compared to 2008, negatively impacting growth by $1.9 million, or 4.0% of home health net service revenues.

Cost of service revenues increased $0.7 million, or 0.3% for 2009 compared to 2008. This increase was principally due to the growth in field staffing levels to service an increase in census, which includes contract labor, and higher travel related costs.

Gross profit, expressed as a percentage of net service revenues, increased by 0.7% to 47.0% for 2009, from 46.3% for 2008. Contributing to the increased gross profit percentage was the decision to decline referrals on certain lower-margin contracts and due to an increased mix of higher margin Medicare business, and a decrease in lower margin infusion therapy customers. We experienced a decrease in our gross profit margins in the fourth quarter of 2009 due to lower field staff productivity and higher travel and training related costs. We believe this decrease in gross margins is likely to continue into the first half of 2010.

General and administrative expenses, expressed as a percentage of net service revenues, decreased 0.3% to 31.7% for 2009, from 32.0% for 2008. Cost savings from the elimination of administrative and clinical staff positions in 2008 were partially offset by expansion of supervisory management positions.

Depreciation and amortization, expressed as a percentage of net service revenues, decreased by 0.4% to 1.6% for 2009, from 2.0% for 2008. Amortization of intangibles, which are principally amortized using accelerated methods, was slightly lower for 2009 compared to 2008.

Corporate General and Administrative Expenses

Corporate general and administrative expenses increased $2.8 million, or 23.7%, to $14.6 million in 2009. This $2.8 million increase includes $1.2 million in severance costs related to the former Chairman of Addus HealthCare who terminated his employment in conjunction with our initial public offering that was completed on November 2, 2009. Excluding this severance cost in 2009, corporate general and administrative expenses increased by $1.6 million to $13.4 million in 2009, 5.2% of net service revenues in 2009, compared to 5.0% of net service revenues in 2008. The increase of $1.6 million is primarily due to $1.3 million in wages and wage related costs primarily for key staff additions to strengthen our back office operations in accounting and information systems and a net increase of $0.3 million related to other general corporate costs in 2009.

Interest Expense

Interest expense increased by $1.0 million, or 17.7%, to $6.8 million for 2009 from $5.8 million for 2008. Interest expense for 2009 includes $1.8 million in interest relating to a contingent payment agreement pursuant to which we paid an additional $12.7 million to the former owners of Addus HealthCare (including our President and Chief Executive Officer, another member of our board of directors and certain of our other stockholders) in conjunction with our 2006 acquisition of Addus HealthCare. Interest expense also includes $0.8 million for the write-off of debt issuance costs relating to our credit facility that was paid in full on November 2, 2009. Excluding these one-time interest charges of $2.6 million, interest expense decreased by $1.6 million during 2009. This decrease in our net interest expense reflects lower interest rates in 2009 and due to the effect of our interest rate agreement discussed below. Our total interest bearing obligations decreased by $6.9 million during the year ended December 31, 2009.

In March 2007, we entered into a three year interest rate agreement designed to reduce variability associated with a portion of our term loan balance outstanding under our then-existing credit facility. The interest rate swap agreement has a notional value of $22.5 million and a LIBOR cap and floor rate, before the applicable margin, of 6.0% and 3.72%, respectively. While this agreement minimizes the impact on cash flows from interest rate volatility, it does not qualify as an accounting hedge under ASC Topic 815. As such, changes in the value of this agreement are reflected in interest expense during the period of change. The mark-to-market adjustment resulted in a gain to operations of $0.6 million and a charge to operations of $0.8 million for 2009 and 2008, respectively.

Income Tax Expense

Our effective tax rates for 2009 and 2008 were 28.0% and 21.0%, respectively. The principal reason for the difference between the statutory rate of 34.0% and our effective tax rates is the use of federal work opportunity tax credits. The 2009 effective tax rate increased by 7.0% which was primarily due to a 4.4% increase related to our initial public offering, in connection with which the former Chairman of Addus HealthCare entered into a separation agreement which terminated his employment with Addus HealthCare. As a result of the termination and the time permitted to exercise any vested options expiring following such termination, 299,776 stock options were not exercised and deemed forfeited and $0.2 million in deferred tax assets were written off. In addition, a decrease in our federal work opportunity tax credit in 2009 resulted in a 2.7% increase in our effective tax rate.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

The following table sets forth, for the periods indicated, our consolidated results of operations from continuing operations.

	2008		2007		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)
Net service revenues:
Home & Community	$189,006	80.0%	$149,645	76.9%	$39,361	26.3%
Home Health	47,300	20.0	44,922	23.1	2,378	5.3

Total	236,306	100.0	194,567	100.0	41,739	21.5
Operating income before corporate expenses:
Home & Community	17,632	9.3	12,651	8.5	4,981	39.4
Home Health	5,819	12.3	3,505	7.8	2,314	66.0

Total	23,451	9.9	16,156	8.3	7,295	45.2
Corporate general and administrative expenses	11,792	5.0	10,238	5.3	1,554	15.2
Corporate depreciation and amortization	811	0.3	881	0.5	(70)	(7.9)

Total operating income	10,848	4.6	5,037	2.6	5,811	115.4
Interest expense and other non-operating income	(5,755)	(2.4)	(4,808)	(2.5)	(947)	19.7

Income from operations before taxes	5,093	2.2	229	0.1	4,864	*
Income tax expense	1,070	0.5	32	0.0	1,038	*

Net income	4,023	1.7	197	0.1	3,826	*
Less: Preferred stock dividends, undeclared subject to payment upon conversion	(4,270)	(1.8)	(3,882)	(2.0)	(388)	10.0

Net income (loss) attributable to common shareholders	$(247)	(0.1)%	$(3,685)	(1.9)%	$3,438	93.3%

*	In excess of 1,000%.

Our net service revenues increased by $41.7 million, or 21.5%, to $236.3 million for 2008 compared to $194.6 million for 2007. This increase represents 26.3% growth in home & community net service revenues and 5.3% growth in home health net service revenues. Home & community revenue growth was driven by acquisitions, growth in service hours provided, and program rate increases. Home health revenue growth was driven by an increase in Medicare revenues in terms of dollars and payor mix, offset by a correctional facility contract lost in a competitive bid situation. Total operating income, expressed as percentage of net service revenues, increased 2.0% to 4.6% for 2008, compared to 2.6% for 2007. This increase was primarily due to improved gross profit margins in both of our segments, as discussed below, and lower corporate general and administrative expenses.

Home & Community Segment

The following table sets forth, for the periods indicated, a summary of our home & community segment’s results of operations through operating income and key metrics:

	2008		2007		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)
Net service revenues	$189,006	100.0%	$149,645	100.0%	$39,361	26.3%
Cost of service revenues	141,859	75.1	113,772	76.0	28,087	24.7

Gross profit	47,147	24.9	35,873	24.0	11,274	31.4
General and administrative expenses	25,167	13.3	19,294	12.9	5,873	30.4
Depreciation and amortization	4,348	2.3	3,928	2.6	420	10.7

Operating income	$17,632	9.3%	$12,651	8.5%	$4,981	39.4%

Segment Data:
Billable hours (in thousands)	12,139		10,421		1,718	16.5%
Billable hours per business day	47,418		40,867		6,551	16.0%
Revenues per billable hour	$15.57		$14.36		$1.21	8.4%
Average weekly census	19,432		17,117		2,315	13.5%

Net service revenues from state, local and other governmental programs accounted for 96.9% and 97.4% of home & community net service revenues for 2008 and 2007, respectively. Private duty and, to a lesser extent, commercial payors accounted for the remainder of net service revenues.

Net service revenues increased by $39.4 million, or 26.3%, to $189.0 million for 2008 compared to $149.6 million for 2007. Net service revenue growth in the home & community segment was driven by acquisitions, an increase in billable hours and an increase in net service revenues per billable hour. Acquisitions accounted for $24.0 million of the growth in net service revenues. These acquisitions provided 1.4 million billable hours with average net service revenues per billable hour of $17.25 and increased weekly census of 1,437. The remainder of the growth in net service revenues of $15.4 million was attributable to organic growth. Organic growth was driven by an increase in billable hours accounting for $4.8 million and an increase in net service revenues per billable hour accounting for $10.6 million. There was some program rate increase during the calendar year 2008 in 12 of the 16 states in which we operate.

Cost of net service revenues increased $28.1 million, or 24.7%, to $141.9 million for 2008 compared to $113.8 million for 2007. The increase was principally attributable to increased net service revenues due to organic growth and acquisitions.

Gross profit, expressed as a percentage of net service revenues, increased by 0.9% to 24.9% for 2008, from 24.0% for 2007. Higher margins attributable to acquisitions accounted for 0.6% of the increase. The remaining increase of 0.3% was principally attributable to higher program billable rates, reduced overtime and lower unemployment insurance costs.

General and administrative expenses, expressed as a percentage of net service revenues, increased by 0.4% to 13.3% for 2008, from 12.9% for 2007. Higher expenses attributable to acquisitions accounted for 0.2% of this increase. The remaining increase of 0.2% was principally attributable to higher bad debt expense.

Depreciation and amortization, expressed as a percentage of net service revenues, decreased by 0.3% to 2.3% for 2008, from 2.6% for 2007. Intangible assets acquired in connection with acquisitions in 2007 and 2008 totaled $2.5 million and $2.8 million, respectively. Amortization of intangibles, which are principally amortized using accelerated methods, totaled $3.8 million and $4.2 million for 2007 and 2008, respectively.

Home Health Segment

The following table sets forth, for the periods indicated, a summary of our home health segment’s results of operations through operating income and key metrics:

	2008		2007		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)
Net service revenues	$47,300	100.0%	$44,922	100.0%	$2,378	5.3%
Cost of service revenues	25,395	53.7	25,496	56.8	(101)	(0.4)

Gross profit	21,905	46.3	19,426	43.2	2,479	12.8
General and administrative expenses	15,153	32.0	14,701	32.7	452	3.1
Depreciation and amortization	933	2.0	1,220	2.7	(287)	(23.5)

Operating income	$5,819	12.3%	$3,505	7.8%	$2,314	66.0%

Segment Data:
Average weekly census:
Medicare	1,270		1,130		140	12.4%
Non-Medicare	1,413		1,435		(22)	(1.5)%
Medicare admissions	7,232		6,223		1,009	16.2%
Medicare revenues per episode completed	$2,606		$2,563		$43	1.7%

Net service revenues from Medicare accounted for 55.1% and 58.3% of segment revenues for 2007 and 2008, respectively. Non-Medicare net service revenues, in order of significance, include Medicaid and other governmental programs (including the Veterans Health Administration), commercial insurers and private duty payors.

Net service revenues increased by $2.4 million, or 5.3%, to $47.3 million for 2008 compared to $44.9 million for 2007. Net service revenue growth in the home health segment was principally driven by an increase in census. Acquisitions accounted for $0.6 million of the growth in net service revenues for 2008. The remainder of the growth in net service revenues of $1.8 million was attributable to organic growth. Medicare revenues, including $0.5 million from acquisitions, increased $2.8 million, or 11.5%, to $27.6 million as a result of increased census and an increase in Medicare revenues per episode completed. Effective January 1, 2008, the Medicare base episodic payment amount, as measured by CMS, was reduced by 2.95%. Despite this decrease in the base episodic rate, we experienced a year over year increase in the net service revenues per episode completed of 1.7% as a result of improved clinical management and care oversight. In the third and fourth quarters of 2008, we conducted a review of contracts that did not provide reasonable profit margins resulting in decisions to stop taking referrals on certain contracts. As a result, net service revenues declined $0.4 million on these contracts for 2008 compared to 2007, negatively impacting organic growth by 0.8%. In addition, we lost a competitive bid on a correctional facility contract in mid-2007, negatively impacting growth for 2008 by $1.8 million, or 4.1% of home health net service revenues.

Cost of service revenues remained relatively constant, totaling $25.5 million and $25.4 million for 2007 and 2008, respectively. We experienced offsetting labor costs as we shifted our field and contract labor to higher margin Medicare business and away from lower-margin non-Medicare business, which included the correctional facility contract.

Gross profit, expressed as a percentage of net service revenues, increased by 3.1% to 46.3% for 2008, from 43.2% for 2007. Contributing to the increased gross profit percentage were an increased mix of higher margin Medicare business, non-renewal of the lower-margin correctional facility contract and improvement in the number of visits per average episode.

General and administrative expenses, expressed as a percentage of net service revenues, decreased by 0.7% to 32.0% for 2008, from 32.7% for 2007. Contributing to this expense were cost savings from the elimination of 20 administrative and clinical staff positions and lower consulting fees in 2008.

Depreciation and amortization, expressed as a percentage of net service revenues, decreased 0.7% to 2.0% for 2008, from 2.7% for 2007. Intangible assets acquired in connection with 2008 and 2007 acquisitions totaled $0.3 million and $0.3 million, respectively. Amortization of intangibles, which are principally amortized using accelerated methods, totaled $0.9 million and $1.2 million for 2008 and 2007, respectively.

Corporate General and Administrative Expenses

Corporate general and administrative expenses increased $1.6 million, or 15.2%, to $11.8 million in 2008. These expenses, expressed as a percentage of net service revenues, decreased 0.3% to 5.0% for 2008 from 5.3% for 2007. Key staff additions to strengthen our back office operations in accounting, information systems and human resources accounted for an additional cost of $0.5 million in 2008. We also expanded our sales and marketing program and coordination efforts resulting in additional costs of $0.6 million in 2008. Other increases for 2008 included higher professional fees of $0.3 million, principally attributable to a $0.1 million increase in legal and accounting fees, a $0.1 million increase in consulting fees and a $0.1 million increase in employment agency fees, and management bonuses of $0.1 million. Due to the vesting period on selected stock options, stock-based compensation expense for 2008 of $0.2 million decreased by $0.5 million from the prior year.

Interest Expense and Other Non-Operating Income

Interest expense and other non-operating income increased by $1.0 million, or 19.7%, to $5.8 million for 2008 from $4.8 million for 2007. Our principal debt obligations were outstanding borrowings of $61.0 million under our credit facility and $2.1 million of acquisition-related notes payable. Borrowings under our credit facility increased by $7.2 million in 2008, including advances of $5.7 million related to acquisitions, and acquisition-related notes payable increased by $1.4 million. While our total interest bearing obligations increased by $8.5 million, this was partially offset by a significant decrease in interest rates. For comparative purposes, the average interest rate on the term loan portion of our credit facility decreased to 6.9% in 2008 from 9.3% in 2007. In March 2007, we entered into a three year interest rate agreement designed to reduce variability associated with a portion of our term loan balance outstanding under our then-existing credit facility. The interest rate swap agreement has a notional value of $22.5 million and a LIBOR cap and floor rate, before the applicable margin, of 6.0% and 3.72%, respectively. While this agreement minimizes the impact on cash flows from interest rate volatility, it does not qualify as an accounting hedge under ASC 815. As such, changes in the value of this agreement are reflected in interest expense during the period of change. The mark-to-market adjustment resulted in a charge to operations of $0.8 million for 2008 with no material fluctuation for 2007.

Income Tax Expense

Our effective tax rates for 2008 and 2007 were 21.0% and 14.0%, respectively. The principal reason for the difference between the statutory rate of 34.0% and our effective tax rates is the use of federal work opportunity tax credits. The level of pre-tax income, which was lower in 2007, also impacted the magnitude of the tax rate reconciling items.

Seasonality

We have historically experienced and expect to continue to experience quarterly fluctuations in net service revenues. Our net service revenues in the first and fourth quarters of the year may be impacted by severe weather conditions disrupting our operations in affected areas.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash from operations and borrowings under our credit facility. At December 31, 2009 and 2008, we had cash balances of $0.5 million and $6.1 million, respectively. On November 2, 2009 we completed our initial public offering of 5.4 million shares of common stock for net proceeds of $47.5 million after deducting the underwriters’ discount and transaction fees and expenses and we entered into a new credit facility, consisting of a $50 million revolving line of credit. On March 18, 2010, the revolving loan commitment under our new credit facility was increased by $5.0 million to $55.0 million.

Cash flows from operating activities represent the inflow of cash from our payor clients and the outflow of cash for operating expenses, interest and taxes. The increase in our receivables resulted in a use of cash from operations of $25.8 million for 2009 compared to $8.3 million for 2008. Due to its revenue deficiencies and financing issues, the State of Illinois is currently reimbursing us on a delayed basis with respect to our agreements with our largest payor, the Illinois Department on Aging. As a result, the open net receivable balance related to these agreements increased by $17.8 million as of 2009, from $18.5 million as of December 31, 2008 to $36.3 million as of December 31, 2009. These payment delays have adversely impacted, and may further adversely impact, our liquidity, and may result in the need to increase borrowings under our credit facility. Other delayed payor reimbursements from the State of Illinois have also contributed to the increase in our receivables balances.

We entered into our former credit facility on September 19, 2006 in connection with our acquisition of Addus HealthCare. At December 31, 2009 and 2008, the aggregate amount of borrowings under our then-existing credit facility was $0 and $61.1 million, respectively. On November 2, 2009 we completed our initial public offering and entered into a new credit facility, consisting of a $50.0 million revolving line of credit of which $29.5 million was immediately drawn on the new credit facility. We used the $47.5 million net proceeds of our initial public offering, together with $29.5 million of initial borrowings under our new credit facility to make total payments of $72.7 million related to the repayment of amounts outstanding under our prior credit facility, to make a payment required by a contingent payment agreement previously entered into with the former owners of Addus HealthCare, to pay a portion of the dividends accrued on our series A preferred stock that converted into shares of common stock in connection with the offering, to pay a one-time consent fee to certain former holders of such shares of series A preferred stock, to pay the former Chairman of Addus HealthCare amounts required by his separation and general release agreement and to pay related fees and expenses. As of December 31, 2009 we had $38.5 million outstanding on the new credit facility. After giving effect to the $38.5 million drawn on our $50.0 million new credit facility as of December 31, 2009 and approximately $7.2 million of outstanding letters of credit, we had $4.3 million available for borrowing with the new credit facility as of December 31, 2009.

On March 18, 2010, we entered into an amendment (the “Amendment”) to our $50.0 million new credit facility. The amendment (i) increases the maximum aggregate amount of revolving loans available to the Company by $5.0 million to $55.0 million, (ii) modifies the Company’s maximum senior debt leverage ratio from 2.75 to 1.0 to 3.00 to 1.0 for the twelve (12) month period ending March 31, 2010 and each twelve (12) month period ending on the last day of each fiscal quarter thereafter and (iii) increases the advance multiple used to determine the amount of the borrowing base from 2.75 to 1.0 to 3.00 to 1.0.

On March 18, 2010, the Company also amended its subordinated dividend notes that it issued on November 2, 2009 in the aggregate original principal amount of $12.9 million. A balance of $7.8 million was outstanding on the dividend notes as of December 31, 2009. Pursuant to the amendments, the dividend notes were amended to (i) extend the maturity date of the notes from September 30, 2011 to December 31, 2012, (ii) modify the amortization schedule of the notes to reduce the annual principal payment amounts from $4.5 million to $1.3 million in year 2010; from $3.3 million to $2.5 million in 2011; and provides for total payments in 2012 of $4.0 million and (iii) permit, based on the Company’s leverage ratio, the prepayment of all or a portion of the principal amount of the notes, together with interest on the principal amount.

While our growth plan is not dependent on the completion of acquisitions, if we do not have sufficient cash resources or availability under our new amended credit facility, or we are otherwise prohibited from making acquisitions, our growth could be limited unless we obtain additional equity or debt financing or unless we obtain the necessary consents from our lenders. After giving effect to our $5.0 million increase in our new credit facility as well as our amendment to the dividend notes, we believe the available borrowings under our new credit facility which, when taken together with cash from operations, will be sufficient to cover our working capital needs for at least the next 12 months.

Cash Flows

The following table summarizes historical changes in our cash flows for:

	2009	2008	2007
	(in thousands)
Net cash provided by (used in) operating activities	$(8,925)	$4,606	$3,487
Net cash used in investing activities	(14,848)	(5,415)	(12,127)
Net cash provided by financing activities	18,178	6,901	8,658

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net cash used in operating activities was $8.9 million in 2009, compared to net cash provided by operating activities of $4.6 million for 2008. Net cash used in operating activities during 2009 was primarily the result of an increase in net accounts receivable of $21.3 million, of which our largest payor, the Illinois Department on Aging, accounted for $17.8 million.

Net cash used in investing activities was $14.8 million for 2009 and $5.4 million for 2008. Our investing activities for 2009 include a payment of $12.7 million pursuant to the contingent payment agreement entered into in connection with the 2006 acquisition of Addus HealthCare, $1.4 million in contingent consideration payments made on previously acquired businesses, and $0.7 million in capital expenditures.

Net cash provided by financing activities was $18.2 million for 2009 compared to $6.9 million in 2008. Our financing activities for 2009 were primarily driven by our initial public offering that was completed on November 2, 2009 and our new credit facility, consisting of a $50 million revolving line of credit. We used the $47.5 million net proceeds of our initial public offering, together with $29.5 million of initial borrowings under our new credit facility to make total payments of $72.7 million related to the repayment of amounts outstanding under our prior credit facility, to make a payment required by a contingent payment agreement previously entered into with the former owners of Addus HealthCare, to pay a portion of the dividends accrued on our series A preferred stock that converted into shares of common stock in connection with the offering, to pay a one-time consent fee to certain former holders of such shares of series A preferred stock, to pay the former Chairman of Addus HealthCare amounts required by his separation and general release agreement and to pay related fees and expenses. As of December 31, 2009 we had $38.5 million outstanding on the new credit facility.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net cash provided by operating activities increased by $1.1 million to $4.6 million for 2008. Net cash provided by operating activities was generated by an increase in net income of $3.8 million, an increase in non-cash items of $3.1 million offset by operating activities use of funds of $5.8 million. The principal increases in non-cash items were deferred income taxes of $1.7 million and provision for doubtful accounts of $1.1 million. The principal use of funds from operating activities was a decrease in checks issued against future deposits, which represents outstanding checks in excess of bank balances, of $7.9 million. Accounts receivable, net of allowance, increased by $5.9 million and is discussed further below.

Net cash used in investing activities was $5.4 million for 2008 and $12.1 million for 2007. In both periods, our investing activities related to acquisitions of businesses, net of cash received, and the purchase of property and equipment of $0.4 million in 2008 and $0.8 million in 2007, which related primarily to computer software and equipment.

Net cash provided by financing activities was $6.9 million for 2008 and $8.7 million for 2007. In both periods, the cash was primarily provided by borrowings under the term and revolving loan portions of our credit facility, including the funding of acquisitions of $5.7 million for 2008 and $9.0 million for 2007. Borrowings for 2008 included the conversion of the remaining $2.8 million of term loan commitment for working capital needs.

Outstanding Accounts Receivable

Outstanding accounts receivable, net of the allowance for doubtful accounts increased by $21.3 million for the year ended December 31, 2009. The increase was primarily attributable to higher revenues, delays in reimbursements from certain payors, system conversion issues, and an expansion of our private duty business.

We establish our allowance for doubtful accounts to the extent it is probable that a portion or all of a particular account will not be collected. Our provision for doubtful accounts is estimated and recorded primarily by aging receivables utilizing eight aging categories and applying our historical collection rates to each aging category, taking into consideration factors that might impact the use of historical collection rates or payor groups, with certain large payors analyzed separately from other payor groups. In our evaluation of these estimates, we also consider delays in payment trends in individual states due to budget or funding issues, billing conversions related to acquisitions or internal systems, resubmission of bills with required documentation and disputes with specific payors, which historically have been insignificant. In 2009 and 2008, we have experienced increases in the aging of our accounts receivable resulting from billing delays during the conversion process, either procedural or internal, related to both newly acquired agencies and transferring our existing home & community locations from a legacy system to the centralized McKesson operating system. Reasons for the delays include obtaining approvals from federal and state governmental agencies of provider numbers we acquired with our acquisitions, McKesson payor and billing set-up processes and required staff training. During 2009 we also experienced a significant increase in our private duty business, especially in our home & community segment, which inherently carries a higher collection risk. Unlike our state, local and other governmental payors, these customers are responsible for their own payment (a portion of which may be funded through qualified veteran benefits). Contributing to higher receivable balances are veteran benefits that may take several months to be awarded by the Veterans Health Administration.

Our collection procedures include review of account agings and direct contact with our payors. We have historically not used collection agencies. An uncollectible amount, not governed by amount or aging, is written off to the allowance account only after reasonable collection efforts have been exhausted. The following tables detail our accounts receivable before reserves by payor by segment and the related allowance amount at December 31, 2009 and 2008:

	December 31, 2009
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(in thousands, except percentages)
State, local and other governmental programs	$38,802	$16,169	$3,960	$1,174	$60,105
Private duty and commercial	1,869	809	454	108	3,240

Home & Community	40,671	16,978	4,414	1,282	63,345

Medicare	4,432	1,123	483	157	6,195
State, local and other governmental programs	2,094	350	281	712	3,437
Private duty and commercial	1,346	415	397	169	2,327

Home Health	7,872	1,888	1,161	1,038	11,959

Total	$48,543	$18,866	$5,575	$2,320	$75,304

Related aging %	64.5%	25.1%	7.4%	3.0%
Allowance for doubtful accounts					$4,813
Reserve as % of gross accounts receivable					6.4%

	December 31, 2008
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(in thousands, except percentages)
State, local and other governmental programs	$34,342	$2,496	$545	$161	$37,544
Private duty and commercial	1,450	275	219	164	2,108

Home & Community	35,792	2,771	764	325	39,652

Medicare	4,560	1,050	601	84	6,295
State, local and other governmental programs	2,074	759	498	354	3,685
Private duty and commercial	1,347	357	298	296	2,298

Home Health	7,981	2,166	1,397	734	12,278

Total	$43,773	$4,937	$2,161	$1,059	$51,930

Related aging %	84.3%	9.5%	4.2%	2.0%
Allowance for doubtful accounts					$2,693
Reserve as % of gross accounts receivable					5.2%

Included in our home & community state, local, and other governmental payor programs are receivables from Illinois payors, which are processed through the state’s comptroller office, of $42.7 million and $22.4 million at December 31, 2009 and 2008, respectively. Included in our home health state, local, and other governmental payor programs are receivables from Illinois payors, which are processed through the state’s comptroller office, of $1.3 million and $1.6 million at December 31, 2009 and 2008, respectively. We calculate our DSO by taking the accounts receivable outstanding net of the allowance for doubtful accounts and deducting deferred net service revenues at the end of the period, divided by the total net service revenues for the last quarter, multiplied by the number of days in that quarter. The adjustment for deferred net service revenues relates to Medicare receivables which are recorded at the inception of each episode of care at the full requested anticipated payment (“RAP”) amount. Our days sales outstanding, or DSOs, at December 31, 2009 and 2008 were 96 days and 63 days, respectively. The DSOs for our largest payor, the Illinois Department on Aging, at December 31, 2009 and 2008 were 142 days and 82 days, respectively. The increase in our DSOs is consistent with our overall increase in accounts receivable in 2009.

Indebtedness

Former Credit Facility

As part of the September 2006 acquisition of Addus HealthCare, we entered into a five-year credit facility to partially fund the acquisition and retire existing indebtedness. This credit facility consisted of a $62.5 million term loan and a $17.5 million revolving credit facility. We repaid all amounts outstanding under this credit facility at the completion of our initial public offering on November 2, 2009. Under the then-existing credit facility scheduled quarterly principal installments permanently reduced the term loan commitment and the revolving loan provides for the issuance of up to $8.0 million in letters of credit. At December 31, 2009 and 2008, our available borrowings under that credit facility were $0 and $3.6 million, respectively.

Interest on borrowings under the then-existing credit facility provided for an index rate, as defined, or LIBOR rate for terms of one, two, three or six months. The index base rate was the higher of the prime rate or the federal funds rate plus 50 basis points. The applicable margin over the index base rate or LIBOR rate for each facility component was as follows:

Borrowing availability	Term	Revolving
Index	2.50% – 3.50%	2.75%
LIBOR, depending on leverage ratio	3.50% – 4.50%	3.75%

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

In March 2007, we entered into an interest rate agreement pursuant to the then-existing credit facility to minimize fluctuations in interest rate volatility. The agreement, which expires in March 2010, is for a notional value of $22.5 million and provides for a LIBOR cap and floor rate, before applicable margin, of 6.0% and 3.72%, respectively. While this agreement minimizes the impact of interest rate volatility, it does not qualify as an accounting hedge under ASC Topic 815. As such, changes in the value of this agreement are reflected in interest expense in the period of change. For the years ended December 31, 2009 and 2008 the mark-to-market adjustment included in interest expense was a decrease of $0.6 million and an increase of $0.8 million, respectively.

Our then-existing credit facility required us to comply with customary financial and non-financial covenants. The more significant financial covenants required us to maintain a minimum trailing twelve month EBITDA amount, a maximum fixed charge ratio and a maximum leverage ratio, and limit our capital expenditures. The more significant non-financial covenants required us to receive approval on all acquisitions, not to pay dividends on our preferred or common stock, and not to incur any additional debt. As of December 31, 2008, we were in compliance with all of our credit facility covenants.

New Credit Facility

In conjunction with our initial public offering, we repaid the entire balance of $57.2 million outstanding on our former credit facility and on November 2, 2009 we entered into a new $50.0 million senior secured credit facility, which we refer to as our new credit facility. Our new credit facility initially provided a $50.0 million revolving line of credit with a term of five years, and includes a $15.0 million sublimit for the issuance of letters of credit. On March 18, 2010, pursuant to the Amendment, our credit facility was amended to, among other things, increase the revolving loan commitment by $5.0 million to $55.0 million. Substantially all of the subsidiaries of Addus HealthCare are co-borrowers, and Holding has guaranteed the borrowers’ obligations under our new credit facility. The new credit facility is secured by a first priority security interest in all of Holdings’ and the borrowers’ current and future tangible and intangible assets, including the shares of stock of the borrowers.

The availability of funds under the new credit facility is based on the lesser of (i) the product of adjusted EBITDA, as defined, for the most recent 12-month period for which financial statements have been delivered under the new credit facility agreement multiplied by the specified advance multiple, less the outstanding senior indebtedness and letters of credit, and (ii) the revolving loan commitment less the outstanding revolving loans and letters of credit. Interest on the amounts outstanding under the new credit facility is payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 460 basis points or the LIBOR rate for term periods of one, two, three or six months plus a margin of 460 basis points. The borrowers will pay a fee equal to 0.5% per annum of the unused portion of the revolving portion of the new credit facility. Issued stand-by letters of credit will be charged at a rate of 2% per annum payable monthly. Interest will be paid monthly or at the end of the relevant interest period, as determined in accordance with the new credit facility agreement.

The new credit facility contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The new credit facility also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum fixed charge coverage ratio, a requirement to stay below a maximum senior leverage ratio and a requirement to stay below a maximum permitted amount of capital expenditures, as well as restrictions on guarantees, indebtedness, liens, dividends, distributions, investments and loans, subject to customary carve outs, restrictions on Holdings’ and the borrowers’ ability to enter into transactions other than in the ordinary course of business, a restriction on the ability to consummate more than three acquisitions in any calendar year, or for the purchase price of any one acquisition to exceed $500,000, in each case without the consent of the lenders, restrictions on mergers, transfers of assets, acquisitions, equipment, subsidiaries and affiliate transactions, subject to customary carve outs, and restrictions on fundamental changes and lines of business. As of December 31, 2009, we were in compliance with all of our new credit facility covenants.

On March 18, 2010, we entered into the Amendment to our $50 million new credit facility. The Amendment (i) increases the maximum aggregate amount of revolving loans available to the Company under the new credit facility by $5.0 million to $55.0 million, (ii) modifies the Company’s maximum senior debt leverage ratio from 2.75 to 1.0 to 3.00 to 1.0 for the twelve (12) month period ending March 31, 2010 and each twelve (12) month period ending on the last of day of each fiscal quarter thereafter and (iii) increases the advance multiple used to determine the amount of the borrowing base from 2.75 to 1.0 to 3.00 to 1.0.

Subordinated Dividend Notes

On March 18, 2010, the Company amended its subordinated dividend notes that it issued on November 2, 2009 in the aggregate principal amount of $12.9 million. A balance of $7.8 million was outstanding on the dividend notes as of December 31, 2009. Pursuant to the amendments, the dividend notes were amended to (i) extend the maturity date of the notes from September 30, 2011 to December 31, 2012, (ii) modify the amortization schedule of the notes to reduce the annual principal payment amounts from $4.5 million to $1.3 million in year 2010; from $3.3 million to $2.5 million in 2011; and provides for total payments in 2012 of $4.0 million, and (iii) permit, based on the Company’s leverage ratio, the prepayment of all or a portion of the principal amount of the notes, together with interest on the principal amount so prepaid.

Off-Balance Sheet Arrangements

As of December 31, 2009, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities. Other than our interest rate derivative agreement, we do not engage in trading activities involving non-exchange traded contracts.

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

Revenue Recognition

Approximately 96% of our home & community segment revenues for the years ended December 31, 2009 and 2008 are derived from Medicaid and Medicaid waiver programs under agreements with various state and local authorities. These agreements provide for a service term ranging from one year to an indefinite term. Services are provided based on authorized hours, determined by the relevant state or local agency, at an hourly rate specified in the agreement or fixed by legislation. Services to other payors, such as private or commercial clients, are provided at negotiated hourly rates and recognized in net service revenues as services are provided. We provide for appropriate allowances for uncollectible amounts at the time the services are rendered.

Approximately 60% of our home health segment revenues are derived from Medicare. Home health services are reimbursed by Medicare based on episodes of care. Under the PPS, an episode of care is defined as a length of care up to 60 days per patient with multiple continuous episodes allowed. Billings per episode under PPS vary based on the severity of the patient’s condition and are subject to adjustment, both higher and lower, for changes in the patient’s medical condition and certain other reasons. At the inception of each episode of care, we submit a request for anticipated payment, or RAP, to Medicare for 50% to 60% of the estimated PPS reimbursement. We estimate the net PPS revenues to be earned during an episode of care based on the initial RAP billing, historical trends and other known factors. The net PPS revenues are initially recognized as deferred net service revenues and subsequently amortized as net service revenues ratably over the 60-day episodic period. At the end of each episode of care, a final claim billing is submitted to Medicare and any changes between the initial RAP and final claim billings are recorded as an adjustment to net service revenues. For open episodes, we estimate net revenues based on historical data, and adjust net service revenues for the difference, if any, between the initial RAP and ultimate final claim amount. We did not record any significant adjustments of prior period net PPS estimates.

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

Goodwill and Other Intangible Assets

Intangible assets are stated at fair value at the time of acquisition and the carrying value of goodwill is the residual of the purchase price over the fair value of the net assets acquired and liabilities assumed. Our intangible assets with finite lives, consisting of trade names, trademarks and non-compete agreements, are amortized principally on accelerated methods based upon their estimated useful lives. In accordance with ASC Topic 350, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives, of which we have none, are not amortized. Goodwill and indefinite lived intangible assets are required to be tested for impairment at least annually using a two-step method. We test goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever circumstances change, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. The evaluation of goodwill impairment involves comparing the current fair value of each reporting unit to the recorded value, including goodwill. We use a combination of a discounted cash flow, or DCF, model and the market multiple analysis method to determine the current fair value of each reporting unit. The DCF model was prepared using revenue and expense projections based on our current operating plan. As such, a number of significant assumptions and estimates are involved in the application of the DCF model to forecast revenue growth, price changes, gross profits, operating expenses and operating cash flows.

Long-Lived Assets

We review our long-lived assets and finite lived intangibles (except goodwill and other intangible assets, as described above) for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine if impairment exists, we compare the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset, generally determined by discounting the estimated future cash flows. No impairment charge was recorded during the years ended December 31, 2009 and 2008.

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

New Accounting Pronouncements

In June 2009, the FASB confirmed the “FASB Accounting Standards Codification” (ASC) as the single source of authoritative nongovernmental U.S. GAAP. The ASC does not change current U.S. GAAP, but instead simplifies user access to all authoritative U.S. GAAP by providing authoritative literature related to a particular topic in one place. All existing accounting standard documents have been superseded and all other accounting literature not included in the ASC is considered nonauthoritative. We adopted the ASC as of July 1, 2009, which did not impact our financial position, results of operations, or cash flows.

In December 2007, the FASB issued ASC 805, Business Combinations (formerly SFAS No. 141R). ASC 805 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about its business combinations and its effects. ASC 805 establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, the goodwill acquired and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 was effective for acquisitions beginning in our fiscal year beginning January 1, 2009 and earlier application is prohibited. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued ASC 810, Consolidation, which requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements, but separate from the equity of the parent company. The statement further requires that consolidated net income be reported at amounts attributable to the parent and the noncontrolling interest, rather than expensing the income attributable to the minority interest holder. This statement also requires that companies provide sufficient disclosures to clearly identify and distinguish between the interests of the parent company and the interests of the noncontrolling owners, including a disclosure on the face of the consolidated statements for income attributable to the noncontrolling interest holder. This statement was effective for the fiscal years beginning on or after December 15, 2008 or our first quarter of 2009. The adoption of this statement had no significant impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumption used to determine the useful life of a recognized intangible asset under ASC 350, Goodwill and Other Intangible Assets (formerly SFAS No. 142). This FSP is effective for fiscal years beginning after December 15, 2008. The adoption of this statement had no significant impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued ASC 825, Financial Instruments (formerly FSP No. 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”) This topic requires disclosures about the fair value of instruments in interim as well as in annual financial statements. ASC 825 was effective for interim reporting periods ending after June 15, 2009. The Company adopted ASC 825 for the period ending June 30, 2009.

In May 2009, the FASB issued ASC 855, Subsequent Events, (formerly SFAS No. 165, “Subsequent Events”). ASC 855 establishes general standards for accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 was effective for interim or annual financial periods ending after June 15, 2009. The Company adopted ASC 855 for the period ending June 30, 2009 and the adoption of the statement did not have a material effect on the financial reports of the Company.

Contractual Obligations and Commitments

We have outstanding letters of credit of $7.2 million at December 31, 2009. These standby letters of credit benefit our third party insurer for our high deductible workers’ compensation insurance program. The amount of letters of credit is negotiated annually in conjunction with the insurance renewals. We anticipate our commitment will increase as we continue to grow our business and more years are the responsibility of the successor.

The following table summarizes our cash contractual obligations as of December 31, 2009:

Contractual Obligation	Total	Less than 1 Year	1 - 2 Years	3 - 4 Years	More than 5 Years
	(in thousands)
New credit facility	$38,500	$—	$—	$38,500	$—
Dividend notes (4)	7,819	4,468	3,351	—	—
Other debt	2,920	2,920	—	—	—
Interest on all debt (1)	9,522	2,301	3,802	3,419	—
Operating leases	5,800	2,665	2,453	600	82

Total contractual obligations (2) (3)	$64,561	$12,354	$9,606	$42,519	$82

(1)	Interest is calculated at the applicable debt borrowing rate as of December 31, 2009.
(2)	The above table excludes contingent consideration in connection with earn-outs related to completed acquisitions. We believe the maximum aggregate potential earn-outs were $0.3 million at December 31, 2009. We cannot quantify the exact amounts to be paid because they are based on the achievement of certain future annual revenue or EBITDA thresholds.
(3)	The new credit facility was entered into on November 2, 2009 and matures on November 2, 2014. On March 18, 2010, we entered into the Amendment to our $50.0 million new credit facility. The Amendment (i) increases the maximum aggregate amount of revolving loans available to the Company by $5.0 million to $55.0 million, (ii) modifies our maximum senior debt leverage ratio from 2.75 to 1.0 to 3.00 to 1.0 for the twelve (12) month period ending March 31, 2010 and each twelve (12) month period ending on the last day of each fiscal quarter thereafter and (iii) increases the advance multiple used to determine the amount of the borrowing base from 2.75 to 1.0 to 3.00 to 1.0.
(4)	On March 18, 2010, we amended our subordinated dividend notes that we issued on November 2, 2009 in the aggregate original principal amount of $12.9 million. A balance of $7.8 million was outstanding on the dividend notes as of December 31, 2009. Pursuant to the amendments, the dividend notes were amended to (i) extend the maturity date of the notes from September 30, 2011 to December 31, 2012, (ii) modify the amortization schedule of the notes to reduce the annual principal payment amounts from $4.5 million to $1.3 million in year 2010 and from $3.4 million to $2.5 million in 2011; and provides for total payments in 2012 of $4.1 million and (iii) permit, based on our leverage ratio, the prepayment of all or a portion of the principal amount of the notes, together with interest on the principal amount.

Impact of Inflation

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from fluctuations in interest rates As of December 31, 2009, our weighted average interest rate on our new credit facility was 4.83% on total indebtedness of $38.5 million. The impact on a 1.0% increase or decrease in interest rates would increase or decrease interest expense by $0.4 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements together with the related notes and the report of independent registered public accounting firm, are set forth on the pages indicated in Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of the Registered Accounting Firm

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.	OTHER INFORMATION

On October 1, 2009, our stockholders acted by written consent to take the following action: the authorization, adoption and approval of the amendment of our restated certificate of incorporation to provide for the ability to, among other things, effect a 10.8-for-1 stock split, and the authorization, adoption and approval of the forms of our 2009 Stock Incentive Plan, or the 2009 Plan, incentive stock option award agreement and restricted stock award agreement. Such action was effected pursuant to an action by written consent of our stockholders in compliance with our restated certificate of incorporation and Section 228 of the Delaware General Corporation Law. Stockholders holding an aggregate of 76,821 shares of our then-outstanding common stock and 37,250 shares of our then-outstanding series A convertible preferred stock approved the matters set forth in the action by written consent and stockholders holding approximately 17,554 shares of our then-outstanding common stock and 500 shares of our then-outstanding series A convertible preferred stock did not vote with respect to such matters. On October 27, 2009, our stockholders acted by written consent to take the following action: the authorization, adoption and approval of our amended and restated certificate of incorporation to provide for, among other things, an increase in the number of authorized shares of our common stock and preferred stock prior to our initial public offering, and the authorization, adoption and approval of the form of the 2009 Plan. Such action was effected pursuant to an action by written consent of our stockholders in compliance with our restated certificate of incorporation and Section 228 of the Delaware General Corporation Law. Stockholders holding an aggregate of 829,667 shares of our then-outstanding common stock and 4,023,000 shares of our then-outstanding series A convertible preferred stock approved the matters set forth in the action by written consent and stockholders holding approximately 189,583 shares of our then-outstanding common stock and 54,000 shares of our then-outstanding series A convertible preferred stock did not vote with respect to such matters.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K as we intend to file our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders pursuant to Regulation 14A of the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the 2010 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2009.

Code of Conduct and Ethics

We have adopted a code of ethics that applies to all of our directors, officers and employees, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer). This code of ethics, which is entitled Code of Business Conduct and Ethics, is posted at our internet website, http://www.addus.com. Any amendments to, or waivers of the code of ethics will be disclosed on our website promptly following the date of such amendment or waiver.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the 2010 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the 2010 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the 2010 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2009.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the 2010 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2009.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Consolidated Financial Statements

1.	Consolidated Financial Statements. The consolidated financial statements as listed in the accompanying “Index to Consolidated Financial Information” in page F-1 are filed as part of this Annual Report.

2.	Consolidated Financial Statement Schedules. Schedules have been omitted because they are not applicable or are not required or the information required to be set forth in those schedules is included in the consolidated financial statements or related notes. All other schedules not listed in the accompanying index have been omitted as they are either not required or not applicable, or the required information is included in the consolidated financial statements or the notes thereto.

(b)	Exhibits

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Addus HomeCare Corporation dated as of November 2, 2009 (filed on November 20, 2009 as Exhibit 3.1 to Addus HomeCare Corporation’s Quarterly Report on Form 10-Q and incorporated by reference herein)

3.2	Amended and Restated Bylaws of Addus HomeCare Corporation (filed on September 21, 2009 as Exhibit 3.5 to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

4.1	Form of Common Stock Certificate (filed on October 2, 2009 as Exhibit 4.1 to Amendment No. 4 to the Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

4.2	Registration Rights Agreement, dated September 19, 2006, by and among Addus HomeCare Corporation, Eos Capital Partners III, L.P., Eos Partners SBIC III, L.P., Freeport Loan Fund LLC, W. Andrew Wright, III, Addus Term Trust, W. Andrew Wright Grantor Retained Annuity Trust, Mark S. Heaney, James A. Wright and Courtney E. Panzer (filed on July 17, 2009 as Exhibit 4.2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

4.3	Amended and Restated Unsecured 10% Junior Subordinated Promissory Note, dated as of March 18, 2010, by and between Addus HomeCare Corporation and Eos Capital Partners III, L.P. in the principal amount of $6,074,493.24 (filed on March 18, 2010 as Exhibit 99.2 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

4.4	Amended and Restated Unsecured 10% Junior Subordinated Promissory Note, dated as of March 18, 2010, by and between Addus HomeCare Corporation and Eos Partners SBIC III, L.P. in the principal amount of $1,744,265.26 (filed on March 18, 2010 as Exhibit 99.3 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.1	Separation and General Release Agreement, dated as of September 20, 2009, between Addus HealthCare, Inc. and W. Andrew Wright, III (filed on September 21, 2009 as Exhibit 10.1(b) to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.2	Amended and Restated Employment and Non-Competition Agreement, dated May 6, 2008, between Addus HealthCare, Inc. and Mark S. Heaney (filed on July 17, 2009 as Exhibit 10.2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

Exhibit Number	Description of Document

10.3	Amendment to the Amended and Restated Employment and Non-Competition Agreement, dated September 30, 2009, between Addus HealthCare, Inc. and Mark S. Heaney (filed on October 2, 2009 as Exhibit 10.2(a) to Amendment No. 4 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.4	Employment and Non-Competition Agreement, dated July 31, 2008, between Addus HealthCare, Inc. and Frank Leonard (filed on July 17, 2009 as Exhibit 10.3 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.5	Amendment to the Employment and Non-Competition Agreement, dated September 30, 2009, between Addus HealthCare, Inc. and Frank Leonard (filed on October 2, 2009 as Exhibit 10.3(a) to Amendment No. 4 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.6	Amended and Restated Employment and Non-Competition Agreement, dated August 27, 2007, between Addus HealthCare, Inc. and Darby Anderson (filed on July 17, 2009 as Exhibit 10.4 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.7	Amendment to the Amended and Restated Employment and Non-Competition Agreement, dated September 30, 2009, between Addus HealthCare, Inc. and Darby Anderson (filed on October 2, 2009 as Exhibit 10.4(a) to Amendment No. 4 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.8	Employment and Non-Competition Agreement, dated April 10, 2008, between Addus HealthCare, Inc. and Sharon Rudden (filed on July 17, 2009 as Exhibit 10.5 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.9	Amendment to the Employment and Non-Competition Agreement, dated September 30, 2009, between Addus HealthCare, Inc. and Sharon Rudden (filed on October 2, 2009 as Exhibit 10.5(a) to Amendment No. 4 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.10	Amended and Restated Employment and Non-Competition Agreement, dated October 8, 2008, between Addus HealthCare, Inc. and David W. Stasiewicz (filed on July 17, 2009 as Exhibit 10.6 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.11	Amendment No. 1 to Amended and Restated Employment and Non-Competition Agreement between Addus HealthCare, Inc. and David W. Stasiewicz (filed on October 2, 2009 as Exhibit 10.6(a) to Amendment No. 4 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.12	Employment and Non-Competition Agreement, dated March 23, 2007, between Addus HealthCare, Inc. and Paul Diamond (filed on July 17, 2009 as Exhibit 10.7 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.13	Amendment to the Employment and Non-Competition Agreement, dated September 30, 2009, between Addus HealthCare, Inc. and Paul Diamond (filed on October 2, 2009 as Exhibit 10.7(a) to Amendment No. 4 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.14	Addus HealthCare, Inc. Home Health and Home Care Division Vice President and Regional Director Bonus Plan (filed on July 17, 2009 as Exhibit 10.10 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.15	Addus HealthCare, Inc. Support Center Vice President and Department Director Bonus Plan (filed on July 17, 2009 as Exhibit 10.11 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

Exhibit Number	Description of Document

10.16	Addus Holding Corporation 2006 Stock Incentive Plan (filed on July 17, 2009 as Exhibit 10.12 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.17	Director Form of Option Award Agreement under the 2006 Stock Incentive Plan (filed on July 17, 2009 as Exhibit 10.13 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.18	Executive Form of Option Award Agreement under the 2006 Stock Incentive Plan (filed on July 17, 2009 as Exhibit 10.14 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.19	Form of Indemnification Agreement (filed on July 17, 2009 as Exhibit 10.16 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.20	License Agreement, dated March 24, 2006, between McKesson Information Solutions, LLC and Addus HealthCare, Inc. (filed on August 26, 2009 as Exhibit 10.17 to Amendment No. 1 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.21	Contract Supplement to the License Agreement, dated March 24, 2006 (filed on August 26, 2009 as Exhibit 10.17(a) to Amendment No. 1 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.22	Contract Supplement to the License Agreement, dated March 28, 2006 (filed on August 26, 2009 as Exhibit 10.17(b) to Amendment No. 1 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.23	Amendment to License Agreement, dated March 28, 2006, between McKesson Information Solutions, LLC and Addus HealthCare, Inc. (filed on August 26, 2009 as Exhibit 10.17(c) to Amendment No. 1 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.24	Lease, dated April 1, 1999, between W. Andrew Wright, III and Addus HealthCare, Inc. (filed on July 17, 2009 as Exhibit 10.18 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.25	First Amendment to Lease, dated as of April 1, 2002, between W. Andrew Wright, III and Addus HealthCare, Inc. (filed on July 17, 2009 as Exhibit 10.18(a) to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.26	Second Amendment to Lease, dated as of September 19, 2006, between W. Andrew Wright, III and Addus HealthCare, Inc. (filed on July 17, 2009 as Exhibit 10.18(b) to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.27	Third Amendment to Lease, dated as of September 1, 2008, between W. Andrew Wright, III and Addus HealthCare, Inc. (filed on July 17, 2009 as Exhibit 10.18(c) to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.28	Addus HomeCare Corporation 2009 Stock Incentive Plan (filed on September 21, 2009 as Exhibit 10.20 to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.29	Form of Incentive Stock Option Award Agreement under the 2009 Stock Incentive Plan (filed on September 21, 2009 as Exhibit 10.20(a) to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

Exhibit Number	Description of Document

10.30	Form of Restricted Stock Award Agreement under the 2009 Stock Incentive Plan (filed on September 21, 2009 as Exhibit 10.20(b) to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.31	Loan and Security Agreement, dated as of November 2, 2009, by and among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation and Professional Reliable Nursing Service, Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions that are or may from time to time become parties thereto, and Addus HomeCare Corporation, as guarantor (filed on November 5, 2009 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.32	Consent and Amendment No. 1 to the Loan and Security Agreement, dated as of March 18, 2010, by and among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation and Professional Reliable Nursing Service, Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions that are or may from time to time become parties thereto, and Addus HomeCare Corporation, as guarantor (filed on March 18, 2010 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

18.1	Preferability letter from BDO Seidman, LLP, dated as of March 26, 2010, regarding change in accounting practices*

21.1	Subsidiaries of the Addus HomeCare Corporation (filed on July 17, 2009 as Exhibit 21.1 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

23.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Addus HomeCare Corporation

By:	/s/ MARK S. HEANEY
Mark S. Heaney, President and Chief Executive Officer

Date: March 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ MARK S. HEANEY Mark S. Heaney	President and Chief Executive Officer (Principal Executive Officer)	March 26, 2010

/s/ FRANCIS J. LEONARD Francis J. Leonard	Chief Financial Officer (Principal Financial Officer)	March 26, 2010

/s/ MARK L. FIRST Mark L. First	Director	March 26, 2010

/s/ SIMON A. BACHLEDA Simon A. Bachleda	Director	March 26, 2010

/s/ W. ANDREW WRIGHT, III W. Andrew Wright, III	Director	March 26, 2010

/s/ STEVEN I. GERINGER Steven I. Geringer	Director	March 26, 2010

/s/ WAYNE B. LOWELL Wayne B. Lowell	Director	March 26, 2010

Report of Independent Registered Public Accounting Firm

Addus HomeCare Corporation and Subsidiaries

Palatine, Illinois

We have audited the accompanying consolidated balance sheets of Addus HomeCare Corporation and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. We have also audited the schedule in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Addus HomeCare Corporation and Subsidiaries at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

Chicago, Illinois	/s/ BDO SEIDMAN, LLP
March 26, 2010

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2009 and 2008

(amounts in thousands, except share and per share data)

	2009	2008
Assets
Current assets
Cash	$518	$6,113
Accounts receivable, net of allowances of $4,813 and $2,693 in 2009 and 2008, respectively	70,491	49,237
Prepaid expenses and other current assets	6,937	5,147
Deferred tax assets	5,700	3,826
Income taxes receivable	732	460

Total current assets	84,378	64,783

Property and equipment, net of accumulated depreciation and amortization	3,133	3,421

Other assets
Goodwill	59,482	47,926
Intangibles, net of accumulated amortization	13,082	17,035
Deferred tax assets	509	1,223
Other assets	731	1,360

Total other assets	73,804	67,544

Total assets	$161,315	$135,748

Liabilities and stockholders’ equity

Current liabilities
Accounts payable	$3,763	$3,879
Accrued expenses	25,557	22,721
Current maturities of long-term debt	7,388	7,101
Deferred revenue	2,189	2,175

Total current liabilities	38,897	35,876

Preferred stock dividends, undeclared subject to payment on conversion to common stock	—	9,222
Long-term debt, less current maturities	41,851	56,075

Total liabilities	80,748	101,173

Commitments, contingencies and other matters

Stockholders’ equity
Preferred stock—$.001 par value; 10,000,000 and 100,000 authorized and 0 and 37,750 shares issued and outstanding as of December 31, 2009 and 2008, respectively	—	37,750
Common stock—$.001 par value; 40,000,000 authorized and 10,499,250 and 1,019,250 shares issued and outstanding as of December 31, 2009 and 2008, respectively	10	1
Preferred stock dividends, undeclared subject to payment on conversion to common stock	—	(9,222)
Additional paid-in capital	80,611	1,429
Retained earnings (deficit)	(54)	4,617

Total stockholders’ equity	80,567	34,575

Total liabilities and stockholders’ equity	$161,315	$135,748

See accompanying notes to consolidated financial statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2009, 2008 and 2007

(amounts in thousands, except share and per share data)

	For the Year Ended December 31,
	2009	2008	2007
Net service revenues	$259,305	$236,306	$194,567
Cost of service revenues	182,693	167,254	139,268

Gross profit	76,612	69,052	55,299
General and administrative expenses	59,924	52,112	44,233
Depreciation and amortization	4,913	6,092	6,029

Total operating expenses	64,837	58,204	50,262

Operating income	11,775	10,848	5,037
Interest expense, net	(6,773)	(5,755)	(4,808)

Income from operations before income taxes	5,002	5,093	229
Income tax expense	1,400	1,070	32

Net income	3,602	4,023	197
Less: Preferred stock dividends, undeclared subject to payment on conversion; declared and converted in November 2009	(5,387)	(4,270)	(3,882)

Net loss attributable to common shareholders	$(1,785)	$(247)	$(3,685)

Basic and diluted loss per common share	$(0.66)	$(0.24)	$(3.62)

Basic and diluted weighted average number of common shares and potential common shares outstanding	2,706,935	1,019,250	1,019,250

See accompanying notes to consolidated financial statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2009, 2008 and 2007

(amounts in thousands, except share and per share data)

	Common Stock		Preferred Stock			Paid-In Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Dividends
Balance at December 31, 2006	1,019,250	$1	37,750	$37,750	$(1,070)	$213	$397	$37,291
Dividends accrued on preferred stock	—	—	—	—	(3,882)	—	—	(3,882)
Stock-based compensation	—	—	—	—	—	944	—	944
Net income	—	—	—	—	—	—	197	197

Balance at December 31, 2007	1,019,250	$1	37,750	$37,750	$(4,952)	$1,157	$594	$34,550
Dividends accrued on preferred stock	—	—	—	—	(4,270)	—	—	(4,270)
Stock-based compensation	—	—	—	—	—	272	—	272
Net income	—	—	—	—	—	—	4,023	4,023

Balance at December 31, 2008	1,019,250	$1	37,750	$37,750	$(9,222)	$1,429	$4,617	$34,575
Dividends accrued on preferred stock	—	—	—	—	(5,387)	—	—	(5,387)
Dividends on preferred stock	—	—	—	—	14,609	(6,336)	(8,273)	—
Conversion of Series A preferred to common stock	4,077,000	4	(37,750)	(37,750)	—	37,746	—	—
Net proceeds from issuance of common stock, net of underwriters’ discount and transaction costs	5,400,000	5	—	—	—	47,475	—	47,480
Issuance of shares of common stock under restricted stock award agreements	3,000	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	297	—	297
Net income	—	—	—	—	—	—	3,602	3,602

Balance at December 31, 2009	10,499,250	$10	—	$—	$—	$80,611	$(54)	$80,567

See accompanying notes to consolidated financial statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2009, 2008 and 2007

(amounts in thousands)

	For the Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net income	$3,602	$4,023	$197
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,913	6,092	6,029
Deferred income taxes	(735)	(815)	(2,561)
Change in fair value of financial instrument	(586)	778	—
Stock-based compensation	297	272	944
Contingent purchase price deemed interest expense	1,802	—	—
Write-off of debt issuance costs	794	—	—
Amortization of debt issuance costs	590	483	337
Provision for doubtful accounts	4,514	2,451	1,396
Gain on sale of assets	—	(11)	(41)
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	(25,768)	(8,313)	(8,187)
Prepaid expenses and other current assets	(1,790)	(2,610)	(471)
Income taxes	(272)	(752)	(758)
Checks issued against future deposits	—	(3,956)	3,956
Accounts payable	(116)	502	(368)
Accrued expenses	3,816	5,974	3,493
Deferred revenue	14	488	(479)

Net cash (used in) provided by operating activities	(8,925)	4,606	3,487

Cash flows from investing activities
Acquisitions of businesses	(14,177)	(5,026)	(11,397)
Proceeds on sale of equipment	—	17	57
Purchases of property and equipment	(671)	(406)	(787)

Net cash used in investing activities	(14,848)	(5,415)	(12,127)

Cash flows from financing activities
Net proceeds from issuance of common stock	47,480	—	—
Borrowings on term loan	—	8,500	9,000
Payments on term loan	(53,368)	(5,192)	(3,240)
Net borrowings (repayments) on revolving credit loans	(7,694)	3,908	3,787
Borrowings on new credit facility	38,500	—	—
Payments on preferred stock dividends	(1,673)	—	—
Payments on subordinated dividend notes	(5,117)	—	—
Debt issuance costs	(756)	(272)	(427)
Net borrowings (repayments) on other notes payable	806	(43)	(462)

Net cash provided by financing activities	18,178	6,901	8,658

Net change in cash	(5,595)	6,092	18
Cash, at beginning of period	6,113	21	3

Cash, at end of period	$518	$6,113	$21

Supplemental disclosures of cash flow information
Cash paid for interest	$5,872	$4,606	$5,103
Cash paid for income taxes	2,405	3,084	3,277
Supplemental disclosures of non-cash investing and financing activities
Issuance of subordinated promissory notes payable for acquisitions	$—	$1,350	$750
Contingent and deferred consideration accrued for acquisitions	709	1,528	750
Undeclared accrued preferred stock dividends	—	4,270	3,882
Tax benefit related to the amortization of tax goodwill in excess of book basis	425	135	175
Conversion of accrued preferred dividends into subordinated dividend notes	12,936	—	—

See accompanying notes to consolidated financial statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

1. Significant Accounting Policies

Basis of Presentation and Description of Business

The consolidated financial statements include the accounts of Addus HomeCare Corporation (“Holdings”) and its subsidiaries (together with Holdings, the “Company”). The Company provides home & community and home health services through a network of locations throughout the United States. These services are primarily performed in the homes of the consumers. The Company’s home & community services include assistance to the elderly, chronically ill and disabled with bathing, grooming, dressing, personal hygiene and medication reminders, and other activities of daily living. Home & community services are primarily performed under agreements with state and local governmental agencies. The Company’s home health services are operated through licensed and Medicare certified offices that provide physical, occupational and speech therapy, as well as skilled nursing services to pediatric, adult infirm and elderly patients. Home health services are reimbursed from Medicare, Medicaid and Medicaid-waiver programs, commercial insurance and private payors.

On July 10, 2009, Holdings changed its name to Addus HomeCare Corporation from Addus Holding Corporation.

On October 1, 2009, Holdings’ board of directors approved a 10.8-for-1 stock split, increasing the number of issued and outstanding shares of common stock from 94,375 to 1,019,250. All share and per share data, except for par value, have been adjusted to reflect the stock split for all periods presented. In conjunction with this stock split, Holdings’ board of directors and stockholders approved an increase in the number of authorized shares of common stock to 40,000,000. Additionally, on November 2, 2009, Holdings increased the number of authorized shares of preferred stock from 100,000 to 10,000,000.

On November 2, 2009, Holdings completed its initial public offering (the “IPO”), consisting of the sale of 5,400,000 shares of common stock at $10.00 per share. After deducting the underwriters’ discounts and transaction fees and expenses, the net proceeds to the Company from the sale of shares in the IPO were $47,480. Transaction costs related to the IPO of $2,720 were charged directly to additional paid-in capital.

During 2009, the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification TM (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles—A Replacement of FASB Statement No. 162, (the “Codification”) (previously “SFAS 168”) became effective. Accordingly, the Codification became the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). The implementation of the Codification did not have an impact on the Company’s consolidated financial statements, as it did not modify any existing authoritative GAAP.

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

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)—(Continued)

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

Home Health

The home health segment net service revenues are primarily generated on a per episode or per visit basis. Home health segment net service revenues consist of approximately 60% of Medicare services with the balance being non-Medicare services derived from Medicaid, commercial insurers and private duty. Home health net service revenues reimbursed by Medicare are based on episodes of care. Under the Medicare Prospective Payment System (“PPS”), an episode of care is defined as a length of care up to 60 days with multiple continuous episodes allowed per patient. Medicare billings under PPS vary based on the severity of the patient’s condition and are subject to adjustment, both positive and negative, for changes in the patient’s medical condition and certain other reasons. At the inception of each episode of care a request for anticipated payment (“RAP”) is submitted to Medicare for 50% to 60% of the estimated PPS reimbursement. The Company estimates the net PPS revenues to be earned during an episode of care based on the initial RAP billing, historical trends and other known factors. The net PPS revenues are initially recognized as deferred revenues and subsequently amortized as net service revenues ratably over the 60-day episodic period. At the end of each episode of care a final claim billing is submitted to Medicare and any changes between the initial RAP and final claim billings are recorded as an adjustment to net service revenues. No significant adjustments from initial estimates have been recorded as a result of the process. Other non-Medicare services are primarily provided on a per visit basis determinable and recognized as revenues at the time services are rendered.

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates may change in the near term. The Company believes that it is in compliance in all material respects with all applicable laws and regulations.

Allowance for Doubtful Accounts

The Company establishes its allowance for doubtful accounts to the extent it is probable that a portion or all of a particular account will not be collected. The Company estimates its provision for doubtful accounts primarily by aging receivables utilizing eight aging categories, and applying its historical collection rates to each aging category, taking into consideration factors that might impact the use of historical collection rates or payor groups, with certain large payors analyzed separately from other payor groups. In the Company’s evaluation of these estimates, it also considers delays in payment trends in individual states due to budget or funding issues, billing conversions related to acquisitions or internal systems, resubmission of bills with required documentation and disputes with specific payors, which historically have been insignificant. An allowance for doubtful accounts is maintained at a level management believes is sufficient to cover potential losses.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)—(Continued)

Property and Equipment

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the related assets by use of the straight-line method except for internally developed software which is amortized by the sum-of-years digits method. Maintenance and repairs are charged to expense as incurred. The estimated useful lives of the property and equipment are as follows:

Computer equipment	3 – 5 years
Furniture and equipment	5 – 7 years
Transportation equipment	5 years
Computer software	5 – 10 years
Leasehold improvements	Lesser of useful life or lease term, unless probability of lease renewal is likely

Goodwill

The Company’s carrying value of goodwill is the residual of the purchase price over the fair value of the net assets acquired from various acquisitions including the acquisition of Addus HealthCare, Inc. (“Addus HealthCare”). In accordance with ASC 350, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives, of which the Company has none, are not amortized. The Company tests goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. Goodwill and indefinite lived intangible assets are required to be tested for impairment at least annually using a two-step method. The first step in the evaluation of goodwill impairment involves comparing the current fair value of each reporting unit to the recorded value, including goodwill. The Company uses the combination of a discounted cash flow model (“DCF model”) and the market multiple analysis method to determine the current fair value of each reporting unit. The DCF model was prepared using revenue and expense projections based on the Company’s current operating plan. As such, a number of significant assumptions and estimates are involved in the application of the DCF model to forecast revenue growth, price changes, gross profits, operating expenses and operating cash flows. The cash flows were discounted using a weighted average cost of capital ranging from 13.0% to 16.0%, which was management’s best estimate based on the capital structure of the Company and external industry data.

As part of the second step of this evaluation, if the carrying value of goodwill exceeds its fair value an impairment loss would be recognized. No impairment in the carrying value of goodwill was recognized in 2009, 2008 or 2007.

Intangible Assets

The Company’s identifiable intangible assets consist of customer and referral relationships, trade names, trademarks and non-compete agreements. Amortization is computed using straight-line and accelerated methods based upon the estimated useful lives of the respective assets, which range from two to 25 years.

ASC 350 requires that the fair value of intangible assets with finite lives be estimated and compared to the carrying value. The Company estimates the fair value of these intangible assets using the income approach. The Company recognizes an impairment loss when the estimated fair value of the intangible asset is less than the

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)—(Continued)

carrying value. Intangible assets with finite lives are amortized using the estimated economic benefit method over the useful life and assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

The income approach, which the Company uses to estimate the fair value of its reporting units and intangible assets, is dependent on a number of factors including estimates of future market growth and trends, forecasted revenue and costs, expected periods the assets will be utilized, appropriate discount rates and other variables. The Company bases its fair value estimates on assumptions the Company believes to be reasonable but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, the Company makes certain judgments about the selection of comparable companies used in the market approach in valuing its reporting units, as well as certain assumptions to allocate shared assets and liabilities to calculate the carrying values for each of the Company’s reporting units.

Long-Lived Assets

The Company reviews its long-lived assets and finite lived intangibles (except goodwill and intangible assets, as described above) for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine if impairment exists, the Company compares the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset, generally determined by discounting the estimated future cash flows. No impairment charge was recorded in 2009, 2008 or 2007.

Debt Issuance Costs

The Company amortizes debt issuance costs on a straight-line method over the term of its credit facility agreement.

Workers’ Compensation Program

The Company’s workers’ compensation program has a $350 deductible component. The Company recognizes its obligations associated with this program in the period the claim is incurred. The cost of both the claims reported and claims incurred but not reported, up to the deductible, have been accrued based on historical claims experience, industry statistics and an actuarial analysis performed by an independent third party. The future claims payments related to the workers’ compensation program are secured by letters of credit. As part of the terms of the acquisition of Addus HealthCare in 2006, all 2005 and prior workers’ compensation claims are the obligation of the former stockholders of Addus HealthCare.

Derivative Financial Instrument

The Company utilizes a derivative financial instrument to minimize interest rate risk. The Company’s derivative instrument consists of a three-year interest rate agreement designed to reduce the variability of cash flows associated with a portion of the Company’s term debt. As the hedge accounting criteria established in ASC 815, “Derivatives and Hedging” have not been met, the Company accounts for the instrument at its fair value and recognizes any changes in its fair value in earnings for the period.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)—(Continued)

ASC 820, “Fair Value Measurements,” establishes a three-tier fair value hierarchy, which categorizes the inputs used in measuring fair value. These categories include in descending order of priority: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The fair value of the swap is calculated using proprietary models utilizing observable inputs (Level 2) as well as future assumptions related to interest rates and other applicable variables. These calculations are performed by the financial institution which is counterparty to the applicable swap agreement and reviewed by the Company. The Company uses these reported fair values to adjust the asset or liability as appropriate.

Income Taxes

The Company accounts for income taxes under the provisions of ASC 740, “Income Taxes”. The objective of accounting for income taxes is to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in its financial statements or tax returns. Deferred taxes, resulting from differences between the financial and tax basis of the Company’s assets and liabilities, are also adjusted for changes in tax rates and tax laws when changes are enacted. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company has adopted ASC 740, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. In addition, ASC 740 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The adoption of ASC 740 did not have a material effect on the Company’s financial statements.

Stock-based Compensation

The Company has two stock incentive plans that provide for stock-based employee compensation. Compensation expense is recognized on a graded method under the 2006 plan and on a straight-line basis under the 2009 plan over the vesting period of the awards based on the fair value of the options. In the quarter ended December 31, 2009, the Company changed its method of accounting for its stock-based compensation for grants issued under its 2009 Plan from the graded method to the straight-lined method. Management feels that this method is preferable as it more accurately reflects the pattern of service provided by the employee. This change did not have a material effect on the Company’s consolidated financial statements. The fair value is based on management’s best estimate of the stock price volatility, dividend yield and expected option lives as of the grant date and calculated using the Black-Scholes option pricing model. The discount rate used in the calculation represents the U.S. Treasury yield curve rate.

Net Income (Loss) Per Common Share

Net income (loss) per common share, calculated on the treasury stock method, is based on the weighted average number of shares outstanding during the period. The Company’s outstanding securities that may potentially dilute the common stock are stock options. For all periods with outstanding securities which may potentially dilute the common stock, the Company reported a net loss available to common stockholders. With a net loss any potentially dilutive securities would be antidilutive, therefore, no additional shares were considered in the calculation of diluted earnings per share.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)—(Continued)

Estimates

The financial statements are prepared by management in conformity with GAAP and include estimated amounts and certain disclosures based on assumptions about future events. Accordingly, actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, payables and debt. The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments. The Company’s long-term debt with variable interest rates approximates fair value based on instruments with similar terms.

Reclassifications

Certain reclassifications have been made to prior period amounts in order to conform to the current year presentation. Such reclassifications had no effect on the previously reported net income.

New Accounting Pronouncements

In June 2009, the FASB confirmed the “FASB Accounting Standards Codification” (ASC) as the single source of authoritative nongovernmental U.S. GAAP. The ASC does not change current U.S. GAAP, but instead simplifies user access to all authoritative U.S. GAAP by providing authoritative literature related to a particular topic in one place. All existing accounting standard documents have been superseded and all other accounting literature not included in the ASC is considered nonauthoritative. The Company adopted the ASC as of July 1, 2009, which did not impact its financial position, results of operations, or cash flows.

In December 2007, the FASB issued ASC 805, Business Combinations (formerly SFAS No. 141R). ASC 805 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about its business combinations and its effects. ASC 805 establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, the goodwill acquired and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 was effective for acquisitions beginning in the Company’s fiscal year beginning January 1, 2009 and earlier application is prohibited. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued ASC 810, Consolidation, (formerly SFAS No. 160) ASC 810 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements, but separate from the equity of the parent company. The statement further requires that consolidated net income be reported at amounts attributable to the parent and the noncontrolling interest, rather than expensing the income attributable to the minority interest holder. This statement also requires that companies provide sufficient disclosures to clearly identify and distinguish between the interests of the parent company and the interests of the noncontrolling owners, including a disclosure on the face of the consolidated statements for income attributable to the noncontrolling interest holder. This statement was effective for the fiscal years beginning on or after December 15, 2008 or the Company’s first quarter of 2009. The adoption of this statement had no significant impact on the Company’s consolidated financial statements.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)—(Continued)

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350, Goodwill and Other Intangible Assets (formerly SFAS No. 142). This FSP is effective for fiscal years beginning after December 15, 2008. The adoption of this statement had no significant impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued ASC 825, Financial Instruments (formerly FSP No. 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”) This topic requires disclosures about the fair value of instruments in interim as well as in annual financial statements. ASC 825 was effective for interim reporting periods ending after June 15, 2009. The Company adopted ASC 825 for the period ending June 30, 2009.

In May 2009, the FASB issued ASC 855, Subsequent Events, (formerly SFAS No. 165, “Subsequent Events”). ASC 855 establishes general standards for accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 was effective for interim or annual financial periods ending after June 15, 2009. The Company adopted ASC 855 for the period ending June 30, 2009 and the adoption of the statement did not have a material effect on the financial reports of the Company.

2. Acquisitions

The Company did not consummate any acquisitions during 2009. In 2008, the Company acquired four agencies containing several locations. The purchase price of each acquisition was determined based on, among other things, comparable acquisitions and the expected EBITDA and cash flows of the business being acquired. All of the acquisitions were accounted for in accordance with purchase accounting under the provisions of ASC 805, “Business Combinations,” and included in the Company’s financial statements from the respective acquisition date. The purchase price of each acquisition typically consisted of cash and either a subordinated promissory note or contingent cash consideration if certain targets were met. Goodwill and identifiable intangible assets were recognized on each acquisition.

On April 1, 2008, the Company acquired an agency providing home & community services and home health services through thirteen locations in Idaho, Montana and Nevada for $2,000 in cash at closing, a $1,250 subordinated promissory note bearing interest at 8.0%, $350 in contingent cash consideration that was earned in 2008 and a deferred purchase price payment of $125 both of which were paid in fiscal year 2009. An additional $475 in contingent cash consideration was earned in fiscal year 2009 based on an EBITDA target but not paid. The acquisition was financed with a $2,500 term loan advance. Goodwill of $2,517, identifiable intangible assets of $1,864 and other assets of $30 were recognized in connection with the acquisition.

In June 2008, the Company acquired in two separate transactions two agencies providing home & community services in Nevada and four locations in North Carolina for $1,300 in cash, $1,200 in potential contingent cash consideration (of which $289 was earned at December 31, 2008) and a $125 deferred purchase price payment. In calendar year 2009 these companies earned $479 in contingent cash consideration of which $372 was paid as of December 31, 2009. The contingent cash consideration was based on post-acquisition client service levels of one of the acquired businesses. An additional $332 in contingent cash consideration may become payable based on client service levels of one of the acquired agencies in 2010. The acquisition was financed with $2,700 in term loan advances. Goodwill of $1,418, identifiable intangible assets of $940 and other assets of $45 were recognized in connection with these acquisitions.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)—(Continued)

On September 25, 2008, the Company acquired a Medicare certified home health agency in Indiana for $300 in cash, a $100 subordinated promissory note and a $50 deferred purchase price payment. The deferred purchase price was paid in 2009. A $500 term loan advance was used to finance this acquisition. Goodwill of $229, identifiable intangible assets of $300 and other assets of $10 were recognized in connection with this acquisition.

The following table contains unaudited pro forma consolidated income statement information assuming all 2008 acquisitions closed on January 1, 2008.

	2009	2008
Net service revenues	$259,305	$242,147
Operating income	11,775	12,620
Net income	3,602	5,359
Preferred stock dividends, undeclared subject to payment upon conversion; declared and converted in November 2009	(5,387)	(4,270)
Net income (loss) attributable to common shareholders	(1,785)	1,089
Basic and diluted earnings (loss) per share	$(0.66)	$1.07

The pro forma disclosures in the table above include adjustments for interest expense, amortization of intangible assets and tax expense to reflect results that are more representative of the combined results of the transactions as if they had occurred on January 1, 2008. This pro forma information is presented for illustrative purposes only and may not be indicative of the results of operation that would have actually occurred. In addition, future results may vary significantly from the results reflected in the pro forma information.

3. Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2009	2008
Computer equipment	$1,220	$1,126
Furniture and equipment	936	775
Transportation equipment	471	328
Leasehold improvements	1,199	1,176
Computer software	2,461	2,223

	6,287	5,628
Less accumulated depreciation and amortization	(3,154)	(2,207)

	$3,133	$3,421

Computer software includes $1,500 of internally developed software that was recognized in conjunction with the acquisition of Addus HealthCare.

Depreciation and amortization expense predominantly related to computer equipment and software is reflected in general and administrative expenses and totaled $960, $962, and $1,037 for the three years ended December 31, 2009, 2008 and 2007, respectively.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)—(Continued)

4. Goodwill and Intangible Assets

The Company’s goodwill and identifiable intangible assets have been recorded at the acquisition date. The following is a summary of the goodwill activity by segment and in total for the years ended December 31, 2008 and 2009.

	Home & Community	Home Health	Total
Goodwill, at December 31, 2007	$34,277	$9,820	$44,097
Acquisitions in 2008	2,981	229	3,210
Adjustments to previously recorded goodwill	653	(34)	619

Goodwill, at December 31, 2008	37,911	10,015	47,926
Adjustments to previously recorded goodwill	8,963	2,593	11,556

Goodwill, at December 31, 2009	$46,874	$12,608	$59,482

Adjustments to the previously recorded goodwill relate primarily to contingent consideration that is generally earned and determined at specific future dates, and credits related to amortization of tax goodwill in excess of book basis.

In September 2006, in connection with Holdings’ acquisition of Addus HealthCare, the Company entered into a contingent payment agreement with the former stockholders of Addus HealthCare. The Company agreed that the former stockholders would be entitled to additional consideration, subject to the terms and conditions set forth in the contingent payment agreement. In conjunction with Holdings’ IPO completed on November 2, 2009 and pursuant to the contingent payment agreement, the contingent payment recipients received an aggregate amount equal to $12,721 upon completion of the IPO, of which $1,802 was deemed interest expense and the remaining balance of $10,919 was recorded as additional goodwill in 2009.

The carrying amount and accumulated amortization of each identifiable intangible asset category consisted of the following at December 31, 2009 and 2008:

December 31, 2009	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer and referral relationships	$24,235	$13,808	$10,427
Trade names and trademarks	4,365	1,780	2,585
Non-competition agreements	229	159	70

	$28,829	$15,747	$13,082

December 31, 2008	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer and referral relationships	$24,235	$10,388	$13,847
Tradenames and trademarks	4,365	1,300	3,065
Non-competition agreements	229	106	123

	$28,829	$11,794	$17,035

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)—(Continued)

Amortization expense related to the identifiable intangible assets amounted to $3,953, $5,130 and $4,992 for the three years ended December 31, 2009, 2008 and 2007, respectively. Goodwill is not amortized pursuant to ASC 350.

The estimated future intangible amortization expense is as follows:

For the year ending December 31,
2010	$2,942
2011	2,301
2012	1,707
2013	1,349
2014	1,072
Thereafter	3,711

Total	$13,082

5. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consist of the following:

	December 31,
	2009	2008
Prepaid health insurance	$4,884	$3,113
Prepaid workers’ compensation and liability insurance	1,321	1,111
Prepaid rent	219	290
Other	513	633

	$6,937	$5,147

Accrued expenses consisted of the following:

	December 31,
	2009	2008
Accrued payroll	$10,819	$11,141
Accrued workers’ compensation insurance	7,131	5,620
Accrued payroll taxes	2,153	1,862
Accrued health insurance	3,318	1,848
Accrued interest	717	1,186
Other	1,419	1,064

	$25,557	$22,721

In 2008, the Company entered into a health insurance reimbursement program with an Illinois governmental agency. Pursuant to the terms of the program, the Company provides health insurance coverage to qualified union employees providing home & community services in Illinois through a Taft-Hartley multi-employer health and welfare plan under Section 302(c)(5) of the Labor Management Relations Act of 1947. The Company’s

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)—(Continued)

insurance contributions equal the amount reimbursed by the State of Illinois. Contributions are due within five business days from the date the funds are received from the State. Amounts due of $3,267 and $1,848 for health insurance reimbursements and contributions were reflected in prepaid insurance and accrued insurance at December 31, 2009 and 2008, respectively.

The Company’s workers’ compensation program has a $350 deductible component. The Company recognizes its obligations associated with this program in the period the claim is incurred. The cost of both the claims reported and claims incurred but not reported, up to the deductible, have been accrued based on historical claims experience, industry statistics and an actuarial analysis performed by an independent third party. The future claims payments related to the workers’ compensation program are secured by letters of credit. These letters of credit totaled $7,165 and $6,250 at December 31, 2009 and 2008, respectively.

As part of the terms of the acquisition of Addus HealthCare in 2006, all 2005 and prior workers’ compensation claims are the obligation of the former stockholders of Addus HealthCare. Approximately $4,629 in cash escrows and deposits were set-aside from the purchase price of Addus HealthCare as collateral for these 2005 and prior claims as of December 31, 2009. The outstanding loss reserves associated with the 2005 and prior workers’ compensation policies approximated $1,970 at December 31, 2009.

The Company has an interest rate agreement to manage its exposures to movements in interest rates. The related derivative financial instrument is accounted for on a full mark-to-market basis through current earnings. Accrued interest included a $191 and $778 mark-to-market liability at December 31, 2009 and 2008, respectively. The interest rate agreement expires in March 2010.

6. Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2009	2008
Credit facility
Revolving credit loan	$38,500	$7,694
Term loan	—	53,369
Subordinated dividend notes bearing interest at 10%	7,819	—
Subordinated insurance notes payable, due May 2010 and bearing interest at 4.68%	870	—
Subordinated promissory note, due July 2010 and bearing interest at 8.0%	250	250
Subordinated promissory note, due October 2010 and bearing interest at 8.0%	500	500
Subordinated promissory note, due December 2010 and bearing interest at 8.0%	1,250	1,250
Subordinated promissory note, due December 2010 and bearing interest at 6.0%	50	100
Other	—	13

Total	49,239	63,176
Less current maturities	(7,388)	(7,101)

Long-term debt	$41,851	$56,075

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)—(Continued)

On November 2, 2009, in conjunction with the IPO, the Company entered into a new senior secured credit facility, which the Company refers to as the new credit facility. The new credit facility provides a $50,000 revolving line of credit with a term of five years, and includes a $15,000 sublimit for the issuance of letters of credit. Substantially all of the subsidiaries of Addus HomeCare are co-borrowers, and Holdings has guaranteed the borrowers’ obligations under the new credit facility. The new credit facility is secured by a first priority security interest in all of Holdings’ and the borrowers’ current and future tangible and intangible assets, including the shares of stock of the borrowers.

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

The availability of funds under the new credit facility is based on the lesser of (i) the product of adjusted EBITDA, as defined, for the most recent 12-month period for which financial statements have been delivered under the new credit facility agreement multiplied by the specified advance multiple, up to 2.75, less the outstanding senior indebtedness and letters of credit, and (ii) $50,000 less the outstanding revolving loans and letters of credit. Interest on the amounts outstanding under the new credit facility is payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 460 basis points or the LIBOR rate for term periods of one, two, three or six months plus a margin of 460 basis points. Interest will be paid monthly or at the end of the relevant interest period, as determined in accordance with the new credit facility agreement. The borrowers will pay a fee equal to 0.5% per annum of the unused portion of the revolving portion of the new credit facility. Issued stand-by letters of credit will be charged at a rate of 2% per annum payable monthly. On December 31, 2009 the interest rate on the revolving credit loan facility was 4.83% (30 day LIBOR rate was 0.23%) and total availability was $4,335.

The new credit facility contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The new credit facility also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum fixed charge coverage ratio, a requirement to stay below a maximum senior leverage ratio and a requirement to stay below a maximum permitted amount of capital expenditures, as well as restrictions on guarantees, indebtedness, liens, dividends, distributions, investments and loans, restrictions on the Company’s ability to enter into transactions other than in the ordinary course of business, a restriction on the ability to consummate more than three acquisitions in any calendar year, or for the purchase price of any one acquisition to exceed $500, in each case without the consent of the lenders, restrictions on mergers, transfers of assets, acquisitions, subsidiaries and affiliate transactions, and restrictions on fundamental changes and lines of business. See Note 17 for a description of an amendment to the credit facility.

Under the Company’s prior credit facility (the “prior credit facility”), interest on the borrowings was at an index, as defined, or LIBOR rate. The index base rate was the higher of the prime rate or the federal funds rate plus 50 basis points. For borrowings under the revolving credit loan portion of the prior credit facility, the

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)—(Continued)

interest rate included an applicable margin of 2.75% for an index rate loan and 3.75% for a LIBOR rate loan. For borrowings under the term loan portion of the prior credit facility, the interest rate included an applicable margin ranging from 2.50% to 3.50% for an index rate loan and 3.50% to 4.50% for a LIBOR rate loan, depending on the Company’s leverage ratio.

During the second quarter of 2009, the Company financed its general liability and workers’ compensation insurance premiums with a $2,393 subordinated promissory note. The note is due May 2010, bears interest at 4.68% and requires monthly principal and interest payments.

On November 2, 2009, in conjunction with the IPO, all outstanding shares of Holdings’ series A preferred stock were converted into an aggregate 4,077,000 shares of common stock at a ratio of 1:108. Total accrued and unpaid dividends on the series A preferred stock were $13,109 as of November 2, 2009, at which time a dividend payment of $173 was made and the remaining $12,936 in unpaid preferred dividends were converted into dividend notes. The dividend notes are subordinated and junior to all obligations under the Company’s new credit facility. On November 2, 2009, the Company made a mandatory payment of $4,000 on the dividend notes. Interest on the outstanding dividend notes accrues at a rate of 10% per annum, compounded annually. The outstanding principal amount of the dividend notes was originally payable in eight equal consecutive quarterly installments commencing on December 31, 2009 and each March 31, June 30, September 30 and December 31 of each year thereafter until paid in full. Interest on the unpaid principal balance of the dividend notes is due and payable quarterly in arrears together with each payment of principal. See Note 17 for a description of amendments to the dividend notes.

Aggregate maturities of long-term debt at December 31, 2009, are as follows:

For the year ending December 31,
2010	$7,388
2011	3,351
2012	—
2013	—
2014	38,500

Total	$49,239

7. Income Taxes

Income tax expense is comprised of the following:

	December 31,
	2009	2008	2007
Current
Federal	$1,957	$1,497	$2,103
State	603	523	491
Deferred
Federal	(1,022)	(787)	(2,098)
State	(138)	(163)	(464)

Provision for income taxes	$1,400	$1,070	$32

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)—(Continued)

The tax effects of certain temporary differences between the Company’s book and tax bases of assets and liabilities give rise to significant portions of the deferred income tax assets at December 31, 2009 and 2008. The deferred tax assets consisted of the following:

	December 31,
	2009	2008
Deferred tax assets
Current
Accounts receivable allowances	$1,859	$1,018
Accrued compensation	1,458	1,087
Accrued workers’ compensation	2,846	2,136
Accrued interest	74	296
Other	216	44

Total current deferred tax assets	6,453	4,581
Deferred tax liabilities
Current
Prepaid insurance	(753)	(755)

Net deferred tax assets—current	5,700	3,826
Deferred tax assets
Long-term
Property and equipment	178	125
Stock-based compensation	446	531
Goodwill and intangible assets	—	567

Total long-term deferred tax assets	624	1,223
Deferred tax liabilities
Long-term
Goodwill and intangible assets	(115)	—

	509	1,223

Total deferred tax assets	$6,209	$5,049

A reconciliation of the statutory federal tax rate of 34% to the effective income tax rate for the years ended December 31, 2009, 2008, and 2007 is summarized as follows:

	December 31,
	2009	2008	2007
Federal income tax at statutory rate	34.0%	34.0%	34.0%
State and local taxes, net of federal benefit	4.6	4.3	4.3
Jobs tax credits, net	(16.3)	(19.0)	(43.3)
Nondeductible meals and entertainment	1.2	0.8	14.0
Tax asset adjustment—stock options	4.4	—	—
Other	0.1	0.9	5.0

Effective income tax rate	28.0%	21.0%	14.0%

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)—(Continued)

The Company is subject to taxation in jurisdictions in which it operates. The Company continues to remain subject to examination by U.S. federal authorities for the years 2005 through 2009 and for various state authorities for the years 2006 through 2009. As part of the acquisition of Addus HealthCare in 2006, the selling stockholders of the predecessor agreed to assume and indemnify the successor for any federal or state tax liabilities prior to the acquisition date.

The total amount of unrecognized tax benefits under ASC 740 at December 31, 2009 was $115. If recognized, the entire amount would favorably impact the effective tax rate in future periods. Interest and penalties related to income tax liabilities are recognized in interest expense and general and administrative expenses, respectively.

8. Stock Options

Stock Options

The Company’s 2006 Stock Incentive Plan (the “2006 Plan”) provides for the grant of non-qualified stock options to directors and eligible employees, as defined in the 2006 Plan. A total of 899,338 of Holdings’ shares of common stock were reserved for issuance under the 2006 Plan. The number of options to be granted and the terms thereof were approved by Holdings’ board of directors. The option price for each share of common stock subject to an option may be greater than or equal to the fair market value of the stock at the date of grant. The stock options generally vest ratably over a five year period and expire 10 years from the date of grant, if not previously exercised.

In September 2009, the Company’s board of directors and stockholders adopted and approved the Addus HomeCare Corporation 2009 Stock Incentive Plan (the “2009 Plan”). The 2009 Plan provides for the grant of 750,000 incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, deferred stock units, restricted stock units, other stock units and performance shares. On October 27, 2009, certain employees were awarded 104,500 stock options with a weighted average fair value of $10.00 per share.

A summary of stock option activity and weighted average exercise price is as follows:

	For The Year Ended December 31,
	2009	Weighted Average Exercise Price	2008	Weighted Average Exercise Price	2007	Weighted Average Exercise Price
	Options		Options		Options
Outstanding, beginning of period	802,062	$9.35	787,083	$9.26	754,240	$9.26
Granted	104,500	10.00	104,036	10.19	77,814	9.26
Exercised	—	—	—	—	—	—
Forfeited/Cancelled	(299,776)	9.26	(89,057)	9.26	(44,971)	9.26

Outstanding, end of period	606,786	$9.51	802,062	$9.35	787,083	$9.26

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)—(Continued)

The following table summarizes stock options outstanding and exercisable at December 31, 2009:

Exercise Price	Outstanding			Exercisable
	Options	Weighted Average Remaining Contractual Life In Years	Weighted Average Exercise Price	Options	Weighted Average Remaining Contractual Life In Years	Weighted Average Exercise Price
$9.26	420,736	7.0	$9.26	232,381	7.0	$9.26
$10.00 – $10.19	186,050	9.4	10.08	16,311	8.8	10.19

	606,786	7.8	$9.51	248,692	7.1	$9.32

The Company historically used under its 2006 Plan the Black-Scholes option pricing model to estimate the fair value of its stock based payment awards, but beginning October 28, 2009 under its 2009 Plan it began using an enhanced Hull-White Trinomial model. The determination of the fair value of stock-based payments utilizing the Black-Scholes model and the Enhanced Hull-White Trinomial model is affected by Holdings’ stock price and a number of assumptions, including expected volatility, risk-free interest rate, expected term, expected dividends yield, expected forfeiture rate, expected turn-over rate, and the expected exercise multiple. Holdings did not have a history of market prices of its common stock as it was not a public company prior to the IPO, and as such it estimates volatility based on the volatilities of a peer group of publicly traded companies. The expected term of options is based on the Company’s estimate of when options will be exercised in the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of the Company’s awards. The dividend assumption is based on the Company’s history and expectation of not paying dividends. The expected turn-over rate represents the expected forfeitures due to employee turnover and is based on historical rates experienced by the Company. The expected exercise multiple represents the mean ratio of the stock price to the exercise price at which employees are expected to exercise their options and is based on a empirical study completed by S. Huddart and M. Lang (1996).

The weighted-average estimated fair value of employee stock options granted as calculated using the Black-Scholes model and the Enhanced Hull-White Trinomial model and the related assumptions follow:

	For the year ended December 31,
	2009 Grants	2008 Grants	2007 Grants
Weighted average fair value	$4.28	$3.02	$2.07
Risk-free discount rate	3.00% – 3.10%	3.00% – 3.30%	4.29% – 4.56%
Expected life	6.5 years	5 years	5 years
Dividend yield	—	—	—
Volatility	42% – 51%	34% – 37%	34% – 37%
Expected turn-over rate(1)	5%	—	—
Expected exercise multiple(1)	2.2	—	—

(1)	These assumptions are used with the Enhanced Hull-White Trinomial model which the Company began using on October 28, 2009.

Stock option compensation expense totaled $294, $272 and $944 for the three years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, there was $782 of total unrecognized

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)—(Continued)

compensation cost that is expected to be recognized over a period of five years. There is no intrinsic value on vested and outstanding stock options at December 31, 2009 due to the weighted average exercise prices for vested and outstanding stock options being below fair market value as of December 31, 2009. There were no stock options exercised during the three year period ended December 31, 2009 and as a result the Company did not receive any cash from option exercises and did not realize any related tax benefits. In conjunction with the IPO, the former Chairman of Addus HealthCare entered into a separation agreement which terminated his employment with Addus HealthCare. As a result of the termination and the time permitted to exercise any vested options expiring following such termination, 299,776 stock options were not exercised and deemed forfeited.

Restricted Stock Awards

During the fourth quarter of 2009, management awarded 3,000 shares of restricted stock awards under the 2009 Plan to members of the Board of Directors with a weighted average fair value of $10.00 per share. As of December 31, 2009, $28 of unearned compensation related to unvested awards of restricted stock will be recognized over the remaining vesting terms of the awards.

The following table summarizes the status of unvested restricted stock awards outstanding at December 31, 2009 and changes during the year then ended:

	Shares	Weighted- Average Grant Date Fair Value
Unvested restricted stock awards at December 31, 2008	—	$—
Awarded	3,000	10.00
Vested	—	—
Forfeited	—	—

Unvested restricted stock awards at December 31, 2009	3,000	$10.00

Restricted stock award compensation expense totaled $3, $0 and $0 for the three years ended December 31, 2009, 2008 and 2007, respectively.

As of December 31, 2009, shares reserved under the 2006 and 2009 Plans were 397,052 and 642,500, respectively. The Company does not plan on issuing any further grants under the 2006 Plan.

9. Operating Leases and Related Party Transactions

The Company leases its location office space under various operating leases that expire through 2015. In addition to rent the Company is typically responsible for taxes, maintenance, insurance and common area costs. A number of the office leases also contain escalation and renewal option clauses. The Company is not a party to any sublease rentals. Total rent expense on these office leases was $3,173, $2,621 and $2,177 for the years ended December 31, 2009, 2008, and 2007, respectively.

The Company leases its corporate office space from a member of its board of directors, who is also a stockholder of the Company under the terms of an operating lease that expires in September 2011. The lease agreement provides for a renewal option of five years, commencing upon the expiration of the initial term of the lease. Rental expense relating to this lease amounted to $368, $350 and $322 for the years ended December 31, 2009, 2008 and 2007, respectively.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)—(Continued)

The following is a schedule of the future minimum rental payments, exclusive of taxes and other operating expenses, required under the Company’s operating leases.

	Non-Related Party Rent	Related Party Rent	Amount
2010	$2,298	$367	$2,665
2011	1,422	97	1,519
2012	934	—	934
2013	422	—	422
2014	178	—	178
Thereafter	82	—	82

Total	$5,336	$464	$5,800

In addition, Addus HealthCare had a consulting agreement with Eos Management, Inc. (“Eos Management”), under which Eos Management was entitled to an annual management fee of $350. In September 2009, Addus HealthCare entered into a termination agreement with Eos Management, pursuant to which the parties agreed that the management consulting agreement would terminate immediately prior to the successful completion of a public offering. The management consulting agreement was terminated in November 2009 in conjunction with the IPO. No termination fees were paid in connection with such termination. The total management fee expense included in the Company’s financial statements was $292, $350 and $350 for the years ended December 31, 2009, 2008, and 2007, respectively.

In September 2009, Holdings entered into a consent fee agreement with the Eos Funds, pursuant to which Holdings agreed to pay to the Eos Funds or their designee(s) an aggregate amount equal to $1,500 promptly following the successful completion of a public offering in consideration for their agreement to waive certain of their rights under Holdings’ stockholders’ agreement and registration rights agreement to permit a public offering to be completed, to convert their shares of series A preferred stock into shares of Holdings’ common stock immediately prior to the successful completion of a public offering and to accept dividend notes in respect of the accrued and unpaid dividends thereon in lieu of cash. In conjunction with the Company’s IPO, Holdings paid $1,500 to the Eos Funds pursuant to the consent fee agreement.

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

10. Stockholder’s Equity

Initial Public Offering

On November 2, 2009, Holdings completed its IPO consisting of the sale of 5,400,000 shares of common stock at $10.00 per share. After deducting the underwriters’ discounts and transaction fees and expenses, the net proceeds to the Company from the sale of shares in the IPO were $47,480. Transaction costs related to the IPO of $2,720 were charged directly to additional paid-in capital.

Stock Split and Increase in Authorized Shares

On October 1, 2009, Holdings’ board of directors approved a 10.8-for-1 stock split, increasing the number of issued and outstanding shares of common stock from 94,375 to 1,019,250. All share and per share data, except

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)—(Continued)

for par value, have been adjusted to reflect the stock split for all periods presented. In addition, Holdings’ board of directors and stockholders approved an increase in the number of authorized shares of common stock to 40,000,000.

Series A Preferred Stock

On September 19, 2006, Holdings issued 37,750 shares of series A preferred stock for $37,750. The series A preferred stock accumulated undeclared dividends at a rate of 10% per year, compounded annually, and was entitled to participate in any dividends on the common stock based on the number of shares of common stock into which the preferred stock was convertible. All dividends were cumulative and accrued quarterly and were payable in cash, or notes, as amended, when declared. At December 31, 2008, and through the IPO accrued but undeclared dividends were reflected as a reduction of stockholders’ equity. In the absence of sufficient retained earnings or additional paid in capital, the undeclared dividends were shown as a separate charge in the stockholders’ equity section. The board of directors has not declared any dividends on the common stock.

On November 2, 2009, in conjunction with the IPO, all outstanding shares of Holdings’ series A preferred stock were converted into an aggregate 4,077,000 shares of common stock at a ratio of 1:108. Total accrued and unpaid dividends on the series A preferred stock were $13,109 as of November 2, 2009, at which time a dividend payment of $173 was made and the remaining $12,936 in unpaid preferred dividends were converted into dividend notes. The dividend notes are subordinated and junior to all obligations under the Company’s new credit facility. On November 2, 2009, the Company made a mandatory payment of $4,000 on the dividend notes. Interest on the outstanding dividend notes accrues at a rate of 10% per annum, compounded annually. The outstanding principal amount of the dividend notes was originally payable in eight equal consecutive quarterly installments commencing on December 31, 2009 and each March 31, June 30, September 30 and December 31 of each year thereafter until paid in full. Interest on the unpaid principal balance of the dividend notes is due and payable quarterly in arrears together with each payment of principal. On March 18, 2010, the Company amended its subordinated dividend notes that it entered into on November 2, 2009. See Note 17.

2009 Stock Incentive Plan

In September 2009, the Company’s board of directors and stockholders adopted and approved the 2009 Plan. The 2009 Plan provides for the grant of 750,000 incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, deferred stock units, restricted stock units, other stock units and performance shares.

11. Segment Data

The Company provides home & community and home health services primarily in the home of the consumer. The Company’s locations are organized principally along these lines of service. The home & community and home health services lines have been identified as reportable segments applying the criteria in ASC 280, “Segments Reporting.” The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. Intersegment net service revenues are not significant. All services are provided in the United States.

The Company evaluates the performance of its segments through operating income which excludes corporate depreciation and general corporate expenses. General corporate expenses consist principally of administration, accounting and finance, information systems, billing and collections, human resources and

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)—(Continued)

national sales and marketing administration. For calendar 2009 general corporate administrative expenses included $1,235 of separation costs related to the former Chairman of Addus HealthCare. The Company does not identify capital expenditures, due to the low level of expenditures directly related to either segment in its internal financial reports. Identifiable assets by segment consist of accounts receivable, goodwill, identifiable intangible assets and other assets. Corporate assets consist primarily of cash balances, current and non-current deferred income taxes, and property and equipment, net of accumulated depreciation.

Addus HomeCare does not track its assets by segment and does not allocate interest expense or income taxes to its operating segments. These costs are not included in the evaluation of the financial performance of the operating segments.

The following is a summary of segment information for the years ended December 31, 2009 and 2008:

	For the Year Ended December 31,
	2009	2008	2007
Net service revenue
Home & Community	$210,107	$189,006	$149,645
Home Health	49,198	47,300	44,922

	$259,305	$236,306	$194,567

Operating income
Home & Community	$20,397	$17,632	$12,651
Home Health	6,752	5,819	3,505
General corporate expenses & corporate depreciation	(15,374)	(12,603)	(11,119)

	$11,775	$10,848	$5,037

Depreciation and Amortization
Home & Community	$3,355	$4,348	$3,928
Home Health	769	933	1,220
Corporate	789	811	881

	$4,913	$6,092	$6,029

Total and identifiable assets
Home & Community	$117,768	$90,942
Home Health	27,243	24,430
Corporate	16,304	20,376

	$161,315	$135,748

12. Employee Benefit Plans

The Company’s 401(k) Retirement Plan covers all non-union employees. The 401(k) plan is a defined contribution plan that provides for Company matching contributions. Matching contributions are discretionary and subject to change by management. Under the provisions of the 401(k) plan, employees can contribute up to the maximum percentage and limits allowable under the Code. The Company provided a matching contribution, equal to 6.0% of the employees’ contributions, totaling $51,$30 and $0 for the year ended December 31, 2009, 2008, and 2007, respectively.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)—(Continued)

13. Commitments and Contingencies

Contingent Payment

In conjunction with the 2006 acquisition of Addus HealthCare, the sellers were entitled to receive a contingent payment equal to the lesser of $10,000 plus 8% per annum compounded annually or the net value of the Company less the target amount, as defined in the agreement. The target amount represented the total of (i) $37,750, plus 10% per annum compounded annually plus (ii) the cash consideration received from the issuance of any securities that were senior to the series A preferred stock (“Senior Securities”) and any accrued and unpaid dividends with respect to such Senior Securities, if any, less (iii) the principal amount of any series A preferred stock or Senior Securities that were redeemed or otherwise repurchased and any dividends paid or other distributions made on the series A preferred stock, Senior Securities or common stock of Holdings. The contingent payment amount was due upon the earliest of a public offering with net proceeds of not less than $50,000, the sale, liquidation or dissolution of the Company which resulted in a net value of the Company greater than the target amount, or September 19, 2011. Based on its final determination, goodwill will be adjusted for the amount of the actual payment. In conjunction with the IPO and pursuant to the contingent payment agreement, the contingent payment recipients received an aggregate amount equal to $12,721 upon completion of the IPO, of which $1,802 was deemed interest expense and the remaining balance of $10,919 was recorded as additional goodwill.

Employment Agreements

The Company has entered into employment agreements with certain members of senior management. The terms of these agreements are up to four years and include non-compete and nondisclosure provisions, as well as provide for defined severance payments in the event of termination.

14. Significant Payors

A substantial portion of the Company’s net service revenues and accounts receivables are derived from services performed for federal, state and local governmental agencies. Medicare and one state governmental agency represented 12% and 34%; 12% and 32%; and 13% and 33% of the Company’s net service revenues for 2009, 2008, and 2007, respectively.

The related receivables due from Medicare and the state agency represented 8% and 49% of the Company’s accounts receivable at December 31, 2009, respectively, and 10% and 38% of the Company’s accounts receivable at December 31, 2008, respectively.

15. Concentration of Cash

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash. The Company maintains cash with financial institutions which, at times, may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk on cash.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)—(Continued)

16. UNAUDITED SUMMARIZED QUARTERLY FINANCIAL INFORMATION

The following is a summary of our unaudited quarterly results of operations (amounts in thousands, except per share data):

	Year Ended December 31, 2009					Year Ended December 31, 2008
	Dec. 31		Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
Net service revenues	$65,697		$66,803	$64,966	$61,839	$62,729	$62,709	$57,963	$52,905
Gross profit	19,592		19,655	19,227	18,138	19,056	17,865	16,953	15,178

Operating income	791	(1)	4,046	3,812	3,126	3,300	2,915	2,703	1,930
Net income	(1,784	) (1)	2,090	1,931	1,365	1,093	1,311	1,419	200
Net income (loss) attributable to common shareholders	$(3,730	) (1)	$933	$789	$223	$(63)	$273	$381	$(838)
Average shares outstanding
Basic	7,714,957		1,019,250	1,019,250	1,019,250	1,019,250	1,019,250	1,019,250	1,019,250
Diluted	7,714,957		5,162,358	1,113,322	1,116,666	1,019,250	5,117,927	1,019,250	1,019,250
Income (loss) per common share
Basic	(0.48)		0.92	0.77	0.22	(0.06)	0.27	0.37	(0.82)
Diluted	(0.48)		0.18	0.71	0.20	(0.06)	0.05	0.37	(0.82)

(1)	Included in the fourth quarter of 2009 are one-time charges resulting from the IPO which reduced operating income, net income before preferred dividends, and net income per share by $1,235, $2,353, and $0.55, respectively.

17. Subsequent Events

Credit Facility Amendment

On March 18, 2010, the Company entered into an amendment (the “Amendment”) to its $50,000 new credit facility. The Amendment (i) increases the maximum aggregate amount of revolving loans available to the Company by $5,000 to $55,000, (ii) modifies the Company’s maximum senior leverage ratio from 2.75 to 1.0 to 3.00 to 1.0 for the twelve month period ending March 31, 2010 and each twelve month period ending on the last of day of each fiscal quarter thereafter and (iii) modifies the advance multiple used to determine the amount of the borrowing base from 2.75 to 1.0 to 3.0 to 1.0.

Subordinated Dividend Notes Amendment

On March 18, 2010, the Company amended its subordinated dividend notes that it entered into on November 2, 2009 in the aggregate original principal amount of $12.9 million. A balance of $7,819 was outstanding on the dividend notes as of December 31, 2009. Pursuant to the amendments, the dividend notes were amended to (i) extend the maturity date of the notes from September 30, 2011 to December 31, 2012, (ii) modify the amortization schedule of the notes to reduce the annual principal payment amounts from $4,468 to $1,250 in year 2010; from $3,351 to $2,500 in 2011; and amended total payments in 2012 of $4,069, and (iii) permit, based on the Company’s leverage ratio, the prepayment of all or a portion of the principal amount of the notes, together with interest on the principal amount.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE II

(In thousands)

Allowance for doubtful accounts	Balance at beginning of period	Additions/ charges	Deductions*	Balance at end of period
Year ended December 31, 2009
Allowance for doubtful accounts	$2,693	4,514	2,394	$4,813
Year ended December 31, 2008
Allowance for doubtful accounts	$2,055	2,451	1,813	$2,693
Year ended December 31, 2007
Allowance for doubtful accounts	$1,887	1,396	1,228	$2,055

*	Write-offs, net of recoveries

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Addus HomeCare Corporation dated as of November 2, 2009 (filed on November 20, 2009 as Exhibit 3.1 to Addus HomeCare Corporation’s Quarterly Report on Form 10-Q and incorporated by reference herein)

3.2	Amended and Restated Bylaws of Addus HomeCare Corporation (filed on September 21, 2009 as Exhibit 3.5 to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

4.1	Form of Common Stock Certificate (filed on October 2, 2009 as Exhibit 4.1 to Amendment No. 4 to the Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

4.2	Registration Rights Agreement, dated September 19, 2006, by and among Addus HomeCare Corporation, Eos Capital Partners III, L.P., Eos Partners SBIC III, L.P., Freeport Loan Fund LLC, W. Andrew Wright, III, Addus Term Trust, W. Andrew Wright Grantor Retained Annuity Trust, Mark S. Heaney, James A. Wright and Courtney E. Panzer (filed on July 17, 2009 as Exhibit 4.2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

4.3	Amended and Restated Unsecured 10% Junior Subordinated Promissory Note, dated as of March 18, 2010, by and between Addus HomeCare Corporation and Eos Capital Partners III, L.P. in the principal amount of $6,074,493.24 (filed on March 18, 2010 as Exhibit 99.2 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

4.4	Amended and Restated Unsecured 10% Junior Subordinated Promissory Note, dated as of March 18, 2010, by and between Addus HomeCare Corporation and Eos Partners SBIC III, L.P. in the principal amount of $1,744,265.26 (filed on March 18, 2010 as Exhibit 99.3 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.1	Separation and General Release Agreement, dated as of September 20, 2009, between Addus HealthCare, Inc. and W. Andrew Wright, III (filed on September 21, 2009 as Exhibit 10.1(b) to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.2	Amended and Restated Employment and Non-Competition Agreement, dated May 6, 2008, between Addus HealthCare, Inc. and Mark S. Heaney (filed on July 17, 2009 as Exhibit 10.2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.3	Amendment to the Amended and Restated Employment and Non-Competition Agreement, dated September 30, 2009, between Addus HealthCare, Inc. and Mark S. Heaney (filed on October 2, 2009 as Exhibit 10.2(a) to Amendment No. 4 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.4	Employment and Non-Competition Agreement, dated July 31, 2008, between Addus HealthCare, Inc. and Frank Leonard (filed on July 17, 2009 as Exhibit 10.3 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.5	Amendment to the Employment and Non-Competition Agreement, dated September 30, 2009, between Addus HealthCare, Inc. and Frank Leonard (filed on October 2, 2009 as Exhibit 10.3(a) to Amendment No. 4 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.6	Amended and Restated Employment and Non-Competition Agreement, dated August 27, 2007, between Addus HealthCare, Inc. and Darby Anderson (filed on July 17, 2009 as Exhibit 10.4 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

Exhibit Number	Description of Document

10.7	Amendment to the Amended and Restated Employment and Non-Competition Agreement, dated September 30, 2009, between Addus HealthCare, Inc. and Darby Anderson (filed on October 2, 2009 as Exhibit 10.4(a) to Amendment No. 4 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.8	Employment and Non-Competition Agreement, dated April 10, 2008, between Addus HealthCare, Inc. and Sharon Rudden (filed on July 17, 2009 as Exhibit 10.5 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.9	Amendment to the Employment and Non-Competition Agreement, dated September 30, 2009, between Addus HealthCare, Inc. and Sharon Rudden (filed on October 2, 2009 as Exhibit 10.5(a) to Amendment No. 4 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.10	Amended and Restated Employment and Non-Competition Agreement, dated October 8, 2008, between Addus HealthCare, Inc. and David W. Stasiewicz (filed on July 17, 2009 as Exhibit 10.6 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.11	Amendment No. 1 to Amended and Restated Employment and Non-Competition Agreement between Addus HealthCare, Inc. and David W. Stasiewicz (filed on October 2, 2009 as Exhibit 10.6(a) to Amendment No. 4 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.12	Employment and Non-Competition Agreement, dated March 23, 2007, between Addus HealthCare, Inc. and Paul Diamond (filed on July 17, 2009 as Exhibit 10.7 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.13	Amendment to the Employment and Non-Competition Agreement, dated September 30, 2009, between Addus HealthCare, Inc. and Paul Diamond (filed on October 2, 2009 as Exhibit 10.7(a) to Amendment No. 4 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.14	Addus HealthCare, Inc. Home Health and Home Care Division Vice President and Regional Director Bonus Plan (filed on July 17, 2009 as Exhibit 10.10 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.15	Addus HealthCare, Inc. Support Center Vice President and Department Director Bonus Plan (filed on July 17, 2009 as Exhibit 10.11 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.16	Addus Holding Corporation 2006 Stock Incentive Plan (filed on July 17, 2009 as Exhibit 10.12 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.17	Director Form of Option Award Agreement under the 2006 Stock Incentive Plan (filed on July 17, 2009 as Exhibit 10.13 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.18	Executive Form of Option Award Agreement under the 2006 Stock Incentive Plan (filed on July 17, 2009 as Exhibit 10.14 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.19	Form of Indemnification Agreement (filed on July 17, 2009 as Exhibit 10.16 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.20	License Agreement, dated March 24, 2006, between McKesson Information Solutions, LLC and Addus HealthCare, Inc. (filed on August 26, 2009 as Exhibit 10.17 to Amendment No. 1 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

Exhibit Number	Description of Document

10.21	Contract Supplement to the License Agreement, dated March 24, 2006 (filed on August 26, 2009 as Exhibit 10.17(a) to Amendment No. 1 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.22	Contract Supplement to the License Agreement, dated March 28, 2006 (filed on August 26, 2009 as Exhibit 10.17(b) to Amendment No. 1 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.23	Amendment to License Agreement, dated March 28, 2006, between McKesson Information Solutions, LLC and Addus HealthCare, Inc. (filed on August 26, 2009 as Exhibit 10.17(c) to Amendment No. 1 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.24	Lease, dated April 1, 1999, between W. Andrew Wright, III and Addus HealthCare, Inc. (filed on July 17, 2009 as Exhibit 10.18 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.25	First Amendment to Lease, dated as of April 1, 2002, between W. Andrew Wright, III and Addus HealthCare, Inc. (filed on July 17, 2009 as Exhibit 10.18(a) to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.26	Second Amendment to Lease, dated as of September 19, 2006, between W. Andrew Wright, III and Addus HealthCare, Inc. (filed on July 17, 2009 as Exhibit 10.18(b) to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.27	Third Amendment to Lease, dated as of September 1, 2008, between W. Andrew Wright, III and Addus HealthCare, Inc. (filed on July 17, 2009 as Exhibit 10.18(c) to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.28	Addus HomeCare Corporation 2009 Stock Incentive Plan (filed on September 21, 2009 as Exhibit 10.20 to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.29	Form of Incentive Stock Option Award Agreement under the 2009 Stock Incentive Plan (filed on September 21, 2009 as Exhibit 10.20(a) to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.30	Form of Restricted Stock Award Agreement under the 2009 Stock Incentive Plan (filed on September 21, 2009 as Exhibit 10.20(b) to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.31	Loan and Security Agreement, dated as of November 2, 2009, by and among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation and Professional Reliable Nursing Service, Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions that are or may from time to time become parties thereto, and Addus HomeCare Corporation, as guarantor (filed on November 5, 2009 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

Exhibit Number	Description of Document

10.32	Consent and Amendment No. 1 to the Loan and Security Agreement, dated as of March 18, 2010, by and among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation and Professional Reliable Nursing Service, Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions that are or may from time to time become parties thereto, and Addus HomeCare Corporation, as guarantor (filed on March 18, 2010 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

18.1	Preferability letter from BDO Seidman, LLP, dated as of March 26, 2010, regarding change in accounting practices*

21.1	Subsidiaries of the Addus HomeCare Corporation (filed in July 17, 2009 as Exhibit 21.1 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

23.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith
**	Furnished herewith