Form 10-Q
period 2010-03-31
Addus HomeCare Corp
filed 2010-05-14
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Common Stock $0.001 par value

Shares outstanding at April 30, 2010: 10,500,323

ADDUS HOMECARE CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2010 and December 31, 2009

(amounts and shares in thousands, except per share data)

(Unaudited)

	2010	2009
Assets

Current assets
Cash	$1,220	$518
Accounts receivable, net of allowances of $5,481 and $4,813 as of March 31, 2010 and December 31, 2009, respectively	76,046	70,491
Prepaid expenses and other current assets	6,567	6,937
Deferred tax assets	6,021	5,700
Income taxes receivable	466	732

Total current assets	90,320	84,378

Property and equipment, net of accumulated depreciation and amortization	3,013	3,133

Other assets
Goodwill	59,481	59,482
Intangibles, net of accumulated amortization	12,347	13,082
Deferred tax assets	188	509
Other assets	737	731

Total other assets	72,753	73,804

Total assets	$166,086	$161,315

Liabilities and stockholders’ equity

Current liabilities
Accounts payable	$4,486	$3,763
Accrued expenses	28,584	25,557
Current maturities of long-term debt	3,768	7,388
Deferred revenue	2,441	2,189

Total current liabilities	39,279	38,897

Long-term debt, less current maturities	44,819	41,851

Total liabilities	84,098	80,748

Commitments, contingencies and other matters

Stockholders’ equity
Preferred stock—$.001 par value; 10,000 authorized and 0 shares issued and outstanding	—	—
Common stock—$.001 par value; 40,000 authorized; 10,500 and 10,499 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	11	10
Additional paid-in capital	80,673	80,611
Retained earnings (deficit)	1,304	(54)

Total stockholders’ equity	81,988	80,567

Total liabilities and stockholders’ equity	$166,086	$161,315

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2010 and 2009

(amounts and shares in thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
Net service revenues	$64,605	$61,839
Cost of service revenues	45,785	43,701

Gross profit	18,820	18,138

General and administrative expenses	15,182	13,792
Depreciation and amortization	946	1,220

Total operating expenses	16,128	15,012

Operating income	2,692	3,126
Interest expense, net	(718)	(1,118)

Income before income taxes	1,974	2,008
Income tax expense	616	643

Net income	1,358	1,365
Less: Preferred stock dividends, undeclared subject to payment on conversion; declared and converted November 2009	—	(1,142)

Net income attributable to common shareholders	$1,358	$223

Net income per common share:
Basic	$0.13	$0.22
Diluted	$0.13	$0.20

Weighted average number of common shares and potential common shares outstanding:
Basic	10,500	1,019
Diluted	10,500	1,117

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2010

(amounts and shares in thousands)

(Unaudited)

	Common Stock		Paid-In Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2009	10,499	$10	$80,611	$(54)	$80,567

Issuance of shares of common stock under restricted stock award agreements	1	1	—	—	1
Stock-based compensation	—	—	62	—	62

Net income	—	—	—	1,358	1,358

Balance at March 31, 2010	10,500	$11	$80,673	$1,304	$81,988

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2010 and 2009

(amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net income	$1,358	$1,365
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	946	1,220
Deferred income taxes	—	(56)
Change in fair value of financial instrument	(191)	(94)
Stock-based compensation	62	70
Amortization of debt issuance costs	37	177
Provision for doubtful accounts	900	573
Changes in operating assets and liabilities:
Accounts receivable	(6,455)	(9,099)
Prepaid expenses and other current assets	370	(1,207)
Accounts payable	622	(369)
Accrued expenses	3,430	5,884
Deferred revenue	252	(158)
Income taxes	266	618

Net cash provided by (used in) operating activities	1,597	(1,076)

Cash flows from investing activities
Acquisitions of businesses, net of cash received	(109)	(628)
Purchases of property and equipment	(91)	(177)

Net cash used in investing activities	(200)	(805)

Cash flows from financing activities
Payments on term loan	—	(1,662)
Net borrowings under credit facility	250	—
Payments on subordinated dividend notes	(250)	—
Debt issuance costs	(43)	—
Net repayments on other notes	(652)	(12)

Net cash used in financing activities	(695)	(1,674)

Net change in cash	702	(3,555)
Cash, at beginning of period	518	6,113

Cash, at end of period	$1,220	$2,558

Supplemental disclosures of cash flow information
Cash paid for interest	$875	$1,020
Cash paid for income taxes	249	76

Supplemental disclosures of non-cash investing and financing activities
Contingent and deferred consideration accrued for acquisitions	$677	$108
Tax benefit related to the amortization of tax goodwill in excess of book basis	103	34
Undeclared accrued preferred stock dividend; declared and converted November 2009	—	1,142

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(amounts and shares in thousands, except per share data)

(Unaudited)

1. Nature of Operations

Addus HomeCare Corporation (“Holdings”) and its subsidiaries (together with Holdings, the “Company” or “we”) provides home & community and home health services through a network of locations throughout the United States. These services are primarily performed in the homes of the consumers. The Company’s home & community services include assistance to the elderly, chronically ill and disabled with bathing, grooming, dressing, personal hygiene and medication reminders, and other activities of daily living. Home & community services are primarily performed under agreements with state and local governmental agencies. The Company’s home health services are operated through licensed and Medicare certified offices that provide physical, occupational and speech therapy, as well as skilled nursing services to pediatric, adult infirm and elderly patients. Home health services are reimbursed from Medicare, Medicaid and Medicaid-waiver programs, commercial insurance and private payors.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly these interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC on March 29, 2010 (the “Form 10-K”), which includes information and disclosures not included herein. The December 31, 2009 consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, the financial statements reflect all adjustments (all of which are of a normal and recurring nature), which are necessary to present fairly the financial position at March 31, 2010 and December 31, 2009, the condensed consolidated statements of income for the three months ended March 31, 2010 and 2009, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2010, and the condensed consolidated statements of cash flows for the three months ended March 31, 2010 and 2009. The results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010. All references to March 31, 2010 or to the three months ended March 31, 2010 and 2009 in the notes to the condensed consolidated financial statements are unaudited.

On October 1, 2009, Holdings’ board of directors approved a 10.8-for-1 stock split, increasing the number of issued and outstanding shares of common stock from 94 to 1,019. All share and per share data, except for par value, have been adjusted to reflect the stock split for all periods presented. In conjunction with this stock split, Holdings’ board of directors and stockholders approved an increase in the number of authorized shares of common stock to 40,000. Additionally, on November 2, 2009, Holdings increased the number of authorized shares of preferred stock from 100 to 10,000.

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

(amounts and shares in thousands, except per share data)

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

Allowance for Doubtful Accounts

The Company establishes its allowance for doubtful accounts to the extent it is probable that a portion or all of a particular account will not be collected. The Company estimates its provision for doubtful accounts primarily by aging receivables utilizing eight aging categories, and applying its historical collection rates to each aging category, taking into consideration factors that might impact the use of historical collection rates or payor groups, with certain large payors analyzed separately from other payor groups. In the Company’s evaluation of these estimates, it also considers delays in payment trends in individual states due to budget or funding issues, billing conversions related to acquisitions or internal systems, resubmission of bills with required documentation and disputes with specific payors. An allowance for doubtful accounts is maintained at a level management believes is sufficient to cover potential losses.

Goodwill

The Company’s carrying value of goodwill is the residual of the purchase price over the fair value of the net assets acquired from various acquisitions, including the acquisition of Addus HealthCare, Inc. (“Addus HealthCare”) in 2006. In accordance with Statement of Financial Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (ASC Topic 350), goodwill and intangible assets with indefinite useful lives, of which the Company has none, are not amortized. The Company tests goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. Goodwill and indefinite lived intangible assets are required to be tested for impairment at least annually using a two-step method. The first step in the evaluation of goodwill impairment involves comparing the current fair value of each reporting unit to the recorded value, including goodwill. The Company uses the combination of a discounted cash flow model (“DCF model”) and the market multiple analysis method to determine the current fair value of each reporting unit. The DCF model was prepared using revenue and expense projections based on the Company’s current operating plan. As such, a number of significant assumptions and estimates are involved in the application of the DCF model to forecast revenue growth, price changes, gross profits, operating expenses and operating cash flows. The cash flows were discounted using a weighted average cost of capital ranging from 13.0% to 16.0%, which was management’s best estimate based on the capital structure of the Company and external industry data.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts and shares in thousands, except per share data)

(Unaudited)

Intangible Assets

The Company’s identifiable intangible assets consist of customer and referral relationships, tradenames, trademarks and non-compete agreements. Amortization is computed using straight-line and accelerated methods based upon the estimated useful lives of the respective assets, which range from two to 25 years.

Long-Lived Assets

The Company reviews its long-lived assets (except goodwill, as described above) for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine if impairment exists, the Company compares the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset, generally determined by discounting the estimated future cash flows. No impairment charge was recorded in the three months ended March 31, 2010 and 2009.

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

Stock-based Compensation

The Company has two stock incentive plans, the 2006 Stock Incentive Plan (the “2006 Plan”) and the 2009 Stock Incentive Plan (the “2009 Plan”) that provide for stock-based employee compensation. The Company accounts for stock-based compensation in accordance with ASC Topic 718. Compensation expense is recognized on a graded method under the 2006 Plan and on a straight-line basis under the 2009 Plan over the vesting period of the awards based on the fair value of the options. Under the 2006 Plan, the Company historically used the Black-Scholes option pricing model to estimate the fair value of its stock based payment awards, but beginning October 28, 2009 under its 2009 Plan it began using an enhanced Hull-White Trinomial model. The determination of the fair value of stock-based payments utilizing the Black-Scholes model and the Enhanced Hull-White Trinomial model is affected by Holdings’ stock price and a number of assumptions, including expected volatility, risk-free interest rate, expected term, expected dividends yield, expected forfeiture rate, expected turn-over rate, and the expected exercise multiple.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts and shares in thousands, except per share data)

(Unaudited)

Net Income Per Common Share

Net income per common share, calculated on the treasury stock method, is based on the weighted average number of shares outstanding during the period. The Company’s outstanding securities that may potentially dilute the common stock are stock options. Excluded from the Company’s calculation for the three months ended March 31, 2010 were 607 options which were out-of-the-money and therefore anti-dilutive.

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

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts and shares in thousands, except per share data)

(Unaudited)

3. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consisted of the following:

	March 31, 2010	December 31, 2009
Prepaid health insurance	$5,101	$4,884
Prepaid workers’ compensation and liability insurance	600	1,321
Prepaid rent	197	219
Other	669	513

	$6,567	$6,937

Accrued expenses consisted of the following:

	March 31, 2010	December 31, 2009
Accrued payroll	$13,463	$10,819
Accrued workers’ compensation insurance	7,485	7,131
Accrued payroll taxes	1,771	2,153
Accrued health insurance	3,802	3,318
Accrued interest	523	717
Other	1,540	1,419

	$28,584	$25,557

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts and shares in thousands, except per share data)

(Unaudited)

4. Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2010	December 31, 2009
Credit facility	$38,750	$38,500
Subordinated dividend notes bearing interest at 10%	7,569	7,819
Subordinated insurance notes payable, due May 2010 and bearing interest at 4.68%	218	870
Subordinated promissory note, due July 2010 and bearing interest at 8.0%	250	250
Subordinated promissory note, due October 2010 and bearing interest at 8.0%	500	500
Subordinated promissory note, due December 2010 and bearing interest at 8.0%	1,250	1,250
Subordinated promissory note, due December 2010 and bearing interest at 6.0%	50	50

Total	48,587	49,239

Less current maturities	(3,768)	(7,388)

Long-term debt	$44,819	$41,851

On November 2, 2009, in conjunction with the Company’s initial public offering, completed November 2, 2009 (the “IPO”), the Company entered into a new senior secured credit facility, which the Company refers to as the new credit facility. The new credit facility initially provided a $50,000 revolving line of credit with a term of five years, and includes a $15,000 sublimit for the issuance of letters of credit. Substantially all of the subsidiaries of Addus HomeCare are co-borrowers, and Holdings has guaranteed the borrowers’ obligations under the new credit facility. The new credit facility is secured by a first priority security interest in all of Holdings’ and the borrowers’ current and future tangible and intangible assets, including the shares of stock of the borrowers.

The proceeds from the initial borrowings under the new credit facility were used, together with net proceeds from the Company’s IPO, to repay $57,185 outstanding under the Company’s then-existing credit facility as of November 2, 2009, to make a payment required by a contingent payment agreement previously entered into with the former owners of Addus HealthCare, to pay a portion of the dividends accrued on the Company’s series A preferred stock that converted into shares of the Company’s common stock in connection with the IPO, to pay a one-time consent fee to certain former holders of such shares of series A preferred stock, to pay the former Chairman of Addus HealthCare amounts required by his separation and general release agreement and to pay related fees and expenses.

On March 18, 2010, the Company entered into an amendment (the “Amendment”) to its new credit facility. The Amendment (i) increased the maximum aggregate amount of revolving loans available to the Company by $5,000 to $55,000, (ii) modified the Company’s maximum senior leverage ratio from 2.75 to 1.0 to 3.00 to 1.0 for the twelve month period ending March 31, 2010 and each twelve month period ending on the last of day of each fiscal quarter thereafter and (iii) increased the advance multiple used to determine the amount of the borrowing base from 2.75 to 1.0 to 3.0 to 1.0.

The availability of funds under the new credit facility, as amended by the Amendment, is based on the lesser of (i) the product of adjusted EBITDA, as defined in the new credit facility agreement, for the most recent 12-month period for which financial statements have been delivered under the new credit facility agreement multiplied by the specified advance multiple, up to 3.0, less the outstanding senior indebtedness and letters of credit, and (ii) $55,000 less the outstanding revolving loans and letters of credit. Interest on the amounts outstanding under the new credit facility is payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 4.6% or the LIBOR rate for term periods of one, two, three or six months plus a margin of 4.6%. Interest will be paid monthly or at the end of the relevant interest period, as determined in accordance with the new credit facility agreement. The borrowers will pay a fee equal to 0.5% per annum of the unused portion of the revolving portion of the new credit facility. Issued stand-by letters of credit will be charged at a rate of 2% per annum payable monthly. On March 31, 2010 the interest rate on the revolving credit loan facility was 4.8% (30 day LIBOR rate was 0.25%) and total availability was $9,085. The Company’s availability under the credit facility was $21,335 as of May 12, 2010 (see Note 10).

The new credit facility contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The new credit facility also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum fixed charge coverage ratio, a requirement to stay below a maximum senior leverage ratio and a requirement to stay below a maximum permitted amount of capital expenditures, as well as restrictions on guarantees, indebtedness, liens, dividends, distributions, investments and loans, restrictions on the Company’s ability to enter into transactions other than in the ordinary course of business, a restriction on the ability to consummate more than three acquisitions in any calendar year, or for the purchase price of any one acquisition to exceed $500, in each case without the consent of the lenders, restrictions on mergers, transfers of assets, acquisitions, subsidiaries and affiliate transactions, and restrictions on fundamental changes and lines of business. The Company was in compliance with all of its covenants at March 31, 2010.

Under the Company’s prior credit facility, interest on the borrowings was at an index, as defined, or LIBOR rate. The index base rate was the higher of the prime rate or the federal funds rate plus 0.5%. For borrowings under the revolving credit loan portion of the prior credit facility, the interest rate included an

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts and shares in thousands, except per share data)

(Unaudited)

applicable margin of 2.75% for an index rate loan and 3.75% for a LIBOR rate loan. For borrowings under the term loan portion of the prior credit facility, the interest rate included an applicable margin ranging from 2.50% to 3.50% for an index rate loan and 3.50% to 4.50% for a LIBOR rate loan, depending on the Company’s leverage ratio.

Subordinated Dividend Notes

On November 2, 2009, in conjunction with the IPO, all outstanding shares of Holdings’ series A preferred stock were converted into an aggregate 4,077 shares of common stock at a ratio of 1:108. Total accrued and unpaid dividends on the series A preferred stock were $13,109 as of November 2, 2009, at which time a dividend payment of $173 was made and the remaining $12,936 in unpaid preferred dividends were converted into dividend notes. The dividend notes are subordinated and junior to all obligations under the Company’s new credit facility. On November 2, 2009, the Company made a mandatory payment of $4,000 on the dividend notes. Interest on the outstanding dividend notes accrues at a rate of 10% per annum, compounded annually. The outstanding principal amount of the dividend notes was originally payable in eight equal consecutive quarterly installments commencing on December 31, 2009 and each March 31, June 30, September 30 and December 31 of each year thereafter until paid in full. Interest on the unpaid principal balance of the dividend notes is due and payable quarterly in arrears together with each payment of principal.

On March 18, 2010, the Company amended its subordinated dividend notes that it entered into on November 2, 2009 in the aggregate original principal amount of $12,936. A balance of $7,819 was outstanding on the dividend notes as of December 31, 2009. Pursuant to the amendments, the dividend notes were amended to (i) extend the maturity date of the dividend notes from September 30, 2011 to December 31, 2012, (ii) modify the amortization schedule of the dividend notes to reduce the annual principal payment amounts from $4,468 to $1,250 in 2010; from $3,351 to $2,500 in 2011; and amend total payments in 2012 to $4,069, and (iii) permit, based on the Company’s leverage ratio, the prepayment of all or a portion of the principal amount of the dividend notes, together with interest on the principal amount.

5. Stockholders’ Equity

On September 19, 2006, Holdings issued 38 shares of series A preferred stock for $37,750. The series A preferred stock accumulated undeclared dividends at a rate of 10% per year, compounded annually, and the holders of series A preferred stock were entitled to participate in any dividends on the common stock based on the number of shares of common stock into which the preferred stock was convertible. All dividends were cumulative and accrued quarterly and were payable in cash, or notes, as amended, when declared. At December 31, 2008, and through the IPO accrued but undeclared dividends were reflected as a reduction of stockholders’ equity. In the absence of sufficient retained earnings or additional paid in capital, the undeclared dividends were shown as a separate charge in the stockholders’ equity section. The board of directors has not declared any dividends on the common stock.

On November 2, 2009, in conjunction with the IPO, all outstanding shares of Holdings’ series A preferred stock were converted into an aggregate 4,077 shares of common stock at a ratio of 1:108. Total accrued and unpaid dividends on the series A preferred stock were $13,109 as of November 2, 2009, at which time a dividend payment of $173 was made and the remaining $12,936 in unpaid preferred dividends were converted into dividend notes. The dividend notes are subordinated and junior to all obligations under the Company’s new credit facility. On November 2, 2009, the Company made a mandatory payment of $4,000 on the dividend notes. Interest on the outstanding dividend notes accrues at a rate of 10% per annum, compounded annually.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts and shares in thousands, except per share data)

(Unaudited)

6. Income Taxes

A reconciliation of the statutory federal tax rate of 34% to the effective income tax rate of the Company is summarized as follows:

	For the Three Months Ended March 31,
	2010	2009
Federal income tax at statutory rate	34.0%	34.0%
State and local taxes, net of federal benefit	4.6	4.3
Jobs tax credits, net	(7.7)	(7.2)
Nondeductible meals and entertainment	0.3	0.9

Effective income tax rate	31.2%	32.0%

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts and shares in thousands, except per share data)

(Unaudited)

7. Segment Data

The Company provides home & community and home health services primarily in the home of the consumer. The Company’s locations and operations are organized principally along these lines of service. The home & community and home health services lines have been identified as reportable segments applying the criteria in SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information (ASC Topic 280) . The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. Intersegment net service revenues are not significant. All services are provided in the United States.

The Company evaluates the performance of its segments through operating income which excludes corporate depreciation and general corporate expenses. General corporate expenses consist principally of accounting and finance, information systems, billing and collections, human resources and national sales and marketing administration.

The following is a summary of segment information for the three months ended March 31, 2010 and 2009:

	Three Months ended March 31,
	2010	2009
Net service revenue
Home & Community	$52,701	$50,234
Home Health	11,904	11,605

	$64,605	$61,839

Operating income
Home & Community	$5,491	$5,083
Home Health	1,006	1,546
General corporate expenses & corporate depreciation	(3,805)	(3,503)

	$2,692	$3,126

Depreciation and Amortization
Home & Community	$614	$832
Home Health	163	197
Corporate	169	191

	$946	$1,220

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts and shares in thousands, except per share data)

(Unaudited)

8. Commitments and Contingencies

Legal Proceedings

On March 26, 2010, a class action lawsuit was filed in the United States District Court for the Northern District of Illinois on behalf of a class consisting of all persons or entities who purchased or otherwise acquired the Company’s common stock in connection with the Company’s IPO. The Complaint alleges, inter alia, that the Company’s registration statement was materially false and/or omitted the following: (1) that the Company’s accounts receivable included at least $1.5 million in aging receivables that should have been reserved for; and (2) that the Company’s home health segment’s revenues were falling short of internal forecasts due to a slowdown in admissions from the Company’s integrated services program due to the State of Illinois’ effort to develop new procedures for integrating care. The plaintiffs are seeking compensatory damages. The Company believes the claims are without merit and intends to defend the litigation vigorously. In addition, on April 16, 2010, Robert W. Baird & Company, on behalf of the underwriters of the IPO, notified the Company that the underwriters are seeking indemnification in respect of the above-referenced action pursuant to the underwriting agreement entered into in connection with the IPO.

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

9. Significant Payors

A substantial portion of the Company’s net service revenues and accounts receivables are derived from services performed for federal, state and local governmental agencies. Medicare and one state governmental agency accounted for 11% and 36%, respectively, of the Company’s net service revenues for the three months ended March 31, 2010, and 12% and 33%, respectively, of the Company’s net service revenues for the three months ended March 31, 2009. The related receivables due from Medicare and the state agency represented 8% and 53%, respectively, of the Company’s accounts receivable at March 31, 2010, and 8% and 49%, respectively, of the Company’s accounts receivable at December 31, 2009.

10. Subsequent Events

Subsequent to March 31, 2010, the State of Illinois made substantial payments related to the Company’s outstanding receivables, and through May 12, 2010, the Company received $22,294 in payments from its Illinois governmental based programs, of which $19,020 was received relating to the Company’s largest payor, the Illinois Department on Aging. In conjunction with the subsequent payments from Illinois governmental based programs, the Company reduced its borrowings outstanding on its credit facility from $38,750 as of March 31, 2010 to $26,500 as of May 12, 2010, and increased its available borrowings from $9,085 at March 31, 2010 to $21,335 as of May 12, 2010.

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

We operate our business through two segments, home & community services and home health services. Our home & community services are social, or non-medical, in nature and include assistance with bathing, grooming, dressing, personal hygiene and medication reminders, and other activities of daily living. We provide home & community services on a long-term, continuous basis, with an average duration of 20 months per consumer. Our home health services are medical in nature and include physical, occupational and speech therapy, as well as skilled nursing. We generally provide home health services on a short-term, intermittent or episodic basis to individuals recovering from an acute medical condition, with an average length of care of 80 days.

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

On November 2, 2009, we completed our IPO consisting of the sale of 5,400,000 shares of common stock at $10.00 per share. After deducting the underwriters’ discounts and transaction fees and expenses, the net proceeds to us from the sale of shares in the IPO were $47.5 million. Transaction costs related to the initial public offering of $2.7 million were charged directly to additional paid-in capital.

On March 23, 2010, the President signed into law the Patient Protection and Affordable Care Act and on March 30, 2010, the President signed into law the Health Care and Education Reconciliation Act of 2010 (collectively both laws are referred to herein as the “Health Reform Act”). The Health Reform Act includes several provisions that may affect reimbursement for home health agencies. The Health Reform Act is broad, sweeping reform, and is subject to change, including through the adoption of related regulations, the way in which its provisions are interpreted and the manner in which it is enforced. We cannot assure you that the provisions of the Health Reform Act will not adversely impact our business, results of operations or financial position. We may be unable to mitigate any adverse effects resulting from the Health Reform Act.

Segments

We operate our business through two segments, home & community services and home health services. We have organized our internal management reports to align with these segment designations. As such, we have identified two reportable segments, home & community and home health, applying the criteria in ASC 280, “Disclosure about Segments of an Enterprise and Related Information”. The following table presents our locations by segment, setting forth acquisitions, start-ups and closures for the period January 1, 2009 to March 31, 2010:

	Home & Community (1)	Home Health	Total
Total at January 1, 2009	91	31	122
Start-up	3	—	3
Closed/Merged	(2)	(1)	(3)

Total at December 31, 2009	92	30	122

Start-up	1	—	1

Total at March 31, 2010	93	30	123

(1)	Includes five adult day centers in Illinois.

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

For the three months ended March 31, 2010 and 2009, our payor revenue mix by segment was as follows:

	Home & Community
	For the Three Months Ended March 31,
	2010	2009
State, local and other governmental programs	94.5%	96.7%
Commercial	0.8	0.6
Private duty	4.7	2.7

	100.0%	100.0%

	Home Health
	For the Three Months Ended March 31,
	2010	2009
Medicare	62.2%	61.3%
State, local and other governmental programs	21.3	21.7
Commercial	10.0	9.8
Private duty	6.5	7.2

	100.0%	100.0%

We also measure the performance of each segment using a number of different metrics. For our home & community segment, we consider billable hours, billable hours per business day, revenues per billable hour and the number of consumers, or census. For our home health segment, we consider Medicare census, non-Medicare census, Medicare admissions and Medicare revenues per episode completed.

We derive a significant amount of our net service revenues from our operations in Illinois and California, which represented 50.8% and 14.1%; and 47.4% and 17.0%, of our total net service revenues for the three months ended March 31, 2010 and 2009, respectively.

A significant amount of our net service revenues are derived from two specific payor clients. The Illinois Department on Aging, in the home & community segment, and Medicare, in the home health segment, which accounted for 36.2% and 11.5%, respectively; and 33.1% and 12.1%, respectively, of our total net service revenues for the three months ended March 31, 2010 and 2009, respectively.

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

Interest Expense

Our interest bearing obligations consist principally of our credit facility, dividend notes, notes payable in respect of acquisitions and a derivative financial instrument that did not qualify as an accounting hedge under ASC Topic 815, “Accounting for Derivative Instruments and Hedging Activities”. As such, material changes in the value of the instrument are included in interest expense in any given period.

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. The differences from the federal statutory rate of 34% are principally due to state taxes and the use of federal work opportunity tax credits.

Preferred Stock Dividends, Undeclared Subject to Payment Upon Conversion

Prior to the completion of our IPO on November 2, 2009, we had 37,750 shares of series A preferred stock issued and outstanding, all of which were converted into shares of our common stock on November 2, 2009. Shares of our series A preferred stock accumulated dividends each quarter at a rate of 10%, compounded annually. We accrued these undeclared dividends because the holders had the option to convert their shares of series A preferred stock into common stock at any time with the accumulated dividends payable in cash or a note payable. Accrued preferred dividends at December 31, 2009 and 2008 were $0 and $9.2 million, respectively. Our series A preferred stock was converted into 4,077,000 shares of common stock in connection with the completion of our initial public offering on November 2, 2009. We paid $0.2 million of the $13.1 million outstanding accumulated dividends as of November 2, 2009 with the remaining $12.9 million being converted into 10% junior subordinated promissory notes, which we refer to as the dividend notes. The dividend notes were amended on March 18, 2010 as described below in “Liquidity and Capital Resources”.

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

The following table sets forth, for the periods indicated, our unaudited consolidated results of operations.

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)
Net service revenues:
Home & Community	$52,701	81.6%	$50,234	81.2%	$2,467	4.9%
Home Health	11,904	18.4	11,605	18.8	299	2.6

Total	64,605	100.0	61,839	100.0	2,766	4.5
Operating income before corporate expenses:
Home & Community	5,491	10.4	5,083	10.1	408	8.0
Home Health	1,006	8.5	1,546	13.3	(540)	(34.9)

Total	6,497	10.1	6,629	10.7	(132)	(2.0)
Corporate general and administrative expenses	3,636	5.6	3,312	5.4	324	9.8
Corporate depreciation and amortization	169	0.3	191	0.3	(22)	(11.5)

Total operating income	2,692	4.2	3,126	5.1	(434)	(13.9)
Interest expense, net	(718)	(1.1)	(1,118)	(1.8)	400	(35.8)

Income before income taxes	1,974	3.1	2,008	3.2	(34)	(1.7)
Income tax expense	616	1.0	643	1.0	(27)	(4.2)

Net income	1,358	2.1	1,365	2.2	(7)	(0.5)
Less: Preferred stock dividends, undeclared subject to payment upon conversion; declared and converted November 2009	—	—	(1,142)	(1.8)	1,142	100.0

Net income attributable to common shareholders	$1,358	2.1%	$223	0.4%	$1,135	509.0%

Our net service revenues increased by $2.8 million, or 4.5%, to $64.6 million for the three months ended March 31, 2010 compared to $61.8 million for the three months ended March 31, 2009. This increase represents a 4.9% growth in home & community net service revenues and a 2.6% growth in home health net service revenues. Home & community revenue growth was entirely driven by organic growth with an increase in service hours provided and program rate increases. Home health revenue growth was driven by increased Medicare revenues. Total operating income, expressed as a percentage of net service revenues, for the three months ended March 31, 2010 and 2009, was 4.2% and 5.1%, respectively.

Home & Community Segment

The following table sets forth, for the periods indicated, a summary of our home & community segment’s unaudited results of operations through operating income, before corporate expenses, and key metrics:

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)

Net service revenues	$52,701	100.0%	$50,234	100.0%	$2,467	4.9%

Cost of service revenues	39,274	74.5	37,562	74.8	1,712	4.6

Gross profit	13,427	25.5	12,672	25.2	755	6.0

General and administrative expenses	7,322	13.9	6,757	13.5	565	8.4

Depreciation and amortization	614	1.2	832	1.7	(218)	(26.2)

Operating income	$5,491	10.4%	$5,083	10.1%	$408	8.0%

Segment Data:

Billable hours (in thousands)	3,171		3,110		61	2.0%

Billable hours per business day	50,333		49,365		968	2.0%

Revenues per billable hour	$16.62		$16.15		$0.47	2.9%

Average weekly census	20,193		20,082		111	0.6%

Net service revenues from state, local and other governmental programs accounted for 94.5% and 96.7% of home & community net service revenues for the three months ended March 31, 2010 and 2009, respectively. Private duty and, to a lesser extent, commercial payors accounted for the remainder of net service revenues.

Net service revenues increased $2.5 million, or 4.9%, to $52.7 million for the three months ended March 31, 2010 compared to $50.2 million for the three months ended March 31, 2009. Net service revenue growth in the home & community segment was entirely driven by organic growth reflecting an increase in billable hours accounting for $1.4 million and an increase in revenues per billable hour accounting for $1.1 million. Cost of service revenues increased $1.7 million, or 4.6%, to $39.3 million for the three months ended March 31, 2010 compared to $37.6 million for the three months ended March 31, 2009. The increase was principally attributable to increased net service revenues.

Gross profit, expressed as a percentage of net service revenues, increased by 0.3% to 25.5% for March 31, 2010, from 25.2% for March 31, 2009. The increase of 0.3% was principally attributed to lower training wages and employee benefit related costs.

General and administrative expenses, expressed as a percentage of net service revenues, increased 0.4% to 13.9% for the three months ended March 31, 2010, from 13.5% for the three months ended March 31, 2009. The increase was primarily due to higher selling expenses and an increase in bad debt expense. The increase in bad debt expense during the first quarter of 2010 reflects the deterioration in our accounts receivable aging that was identified during the fourth quarter of 2009, which is due to a slowdown in payments and billing related issues. We continue our implementation of a centralized billing and collection process to enhance controls over our accounts receivable and expect the implementation to be completed by the end of the third quarter of 2010. We also expect our bad debt expense in 2010 to be comparable with our higher 2009 levels.

Depreciation and amortization, expressed as a percentage of net service revenues, decreased by 0.5% to 1.2% for the three months ended March 31, 2010, from 1.7% for the three months ended March 31, 2009. Amortization of intangibles, which are principally amortized using accelerated methods, totaled $0.6 million and $0.8 million for the three months ended March 31, 2010 and 2009, respectively.

Home Health Segment

The following table sets forth, for the periods indicated, a summary of our home health segment’s unaudited results of operations through operating income, before corporate expenses, and key metrics:

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)

Net service revenues	$11,904	100.0%	$11,605	100.0%	$299	2.6%

Cost of service revenues	6,511	54.7	6,139	52.9	372	6.1

Gross profit	5,393	45.3	5,466	47.1	(73)	(1.3)

General and administrative expenses	4,224	35.4	3,723	32.1	501	13.5

Depreciation and amortization	163	1.4	197	1.7	(34)	(17.3)

Operating income	$1,006	8.5%	$1,546	13.3%	$(540)	(34.9)%

Segment Data:

Average weekly census:

Medicare	1,464		1,386		78	5.6%

Non-Medicare	1,537		1,509		28	1.9%

Medicare admissions	2,240		1,875		365	19.5%

Medicare revenues per episode completed	$2,544		$2,616		$(72)	(2.8)%

Net service revenues from Medicare accounted for 62.2% and 61.3% of home health net service revenues for the three months ended March 31, 2010 and 2009, respectively. Non-Medicare net service revenues, in order of significance, include Medicaid and other governmental programs (including the Veterans Health Administration), commercial insurers and private duty payors.

Net service revenues increased $0.3 million, or 2.6%, to $11.9 million for the three months ended March 31, 2010 compared to $11.6 million for the three months ended March 31, 2009. Net service revenue growth in the home health segment was attributable to organic growth, which was principally driven by an increase in census. Medicare revenues, increased by $0.3 million, or 4.2%, to $7.4 million at March 31, 2010 from $7.1 million at March 31, 2009, principally due to increased census. Our Medicare revenues per episode completed decreased by 2.8% in the first quarter of 2010 due to a decrease in the acuity level of the patients we served. For the three months ended March 31, 2010 and 2009, our non-Medicare revenues remained consistent at approximately $4.5 million.

Cost of service revenues increased $0.4 million, or 6.1% for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. This increase was principally due to the growth in field staffing levels, which includes associated contract labor, with increased net service revenues and higher travel related costs.

Gross profit, expressed as a percentage of net service revenues, decreased by 1.8% to 45.3% for the three months ended March 31, 2010, from 47.1% for the three months ended March 31, 2009. Contributing to the decrease in gross profit percentage was a decrease in the average Medicare revenues per episode completed, while we also experienced a slight increase in our average visits per episode completed. In addition, the decrease in our gross profit that we experienced in the fourth quarter of 2009 due to lower field staff productivity and higher travel and training related costs has continued into the first quarter of 2010. We believe this decrease in gross margins will continue into the first half of 2010.

General and administrative expenses, expressed as a percentage of net service revenues, increased 3.3% to 35.4% for the three months ended March 31, 2010, from 32.1% for the three months ended March 31, 2009. The increase was primarily due to higher selling expenses with the planned expansion of our sales force and sales management organization and severance related costs.

Depreciation and amortization, expressed as a percentage of net service revenues, decreased by 0.3% to 1.4% for the three months ended March 31, 2010, from 1.7% for the three months ended March 31, 2009. Amortization of intangibles, which are principally amortized using accelerated methods, was slightly lower for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

Corporate General and Administrative Expense

Corporate general and administrative expenses increased $0.3 million, or 9.8%, to $3.6 million for the three months ended March 31, 2010, from $3.3 million for the three months ended March 31, 2009. These expenses, expressed as a percentage of net service revenues, increased 0.2% to 5.6% for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The slight increase in corporate general and administrative expenses is primarily due to an increase in compensation related costs for key executive hires and expansion of our reimbursement department for the centralization of home & community billing and collection functions of $0.1 million, an increase of $0.5 million in professional fees, partially off-set by a $0.3 million reduction in software implementation costs related to the conversion to our licensed information technology system, McKesson Horizon Homecare (“McKesson”).

Interest Expense

Net interest expense decreased by $0.4 million, or 35.8%, to $0.7 million for the three months ended March 31, 2010, from $1.1 million for the three months ended March 31, 2009. This net decrease in our net interest expense reflects a reduction in outstanding debt coupled with lower interest rates. We also had an existing interest rate agreement with a notional value of $22.5 million that expired on March 10, 2010. This agreement did not qualify as an accounting hedge under ASC Topic 815. As such, changes in the value of this agreement are reflected in interest expenses in the period of change. For the three months ended March 31, 2010 the mark-to-market adjustment included in interest expense was a decrease of $0.2 million. The mark-to-market impact in interest expense was a decrease of $0.1 million for the three months ended March 31, 2009.

Income Tax Expense

Our effective tax rates for the three months ended March 31, 2010 and 2009 were 31.2% and 32.0%, respectively. The principal difference between the statutory rate of 34.0% and our effective tax rates is the use of federal work opportunity tax credits.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash from operations and borrowings under our credit facility. At March 31, 2010 and December 31, 2009, we had cash balances of $1.2 million and $0.5 million, respectively.

Cash flows from operating activities represent the inflow of cash from our payor clients and the outflow of cash for operating expenses, interest and taxes. The increase in our receivables resulted in a use of cash from operations of $6.5 million for the three months ended March 31, 2010. Due to its revenue deficiencies and financing issues, the State of Illinois has been reimbursing us on a delayed basis with respect to our agreements with our largest payor, the Illinois Department on Aging. As a result, the open net receivable balance related to these agreements increased by $3.9 million for the three months ended March 31, 2010, from $36.3 million as of December 31, 2009 to $40.2 million as of March 31, 2010. These payment delays have adversely impacted, and may further adversely impact, our liquidity, and may result in the need to increase borrowings under our new credit facility. Other delayed reimbursements from the State of Illinois and delays caused by the conversion of home & community payors to our centralized McKesson operating system have also contributed to the increase in our receivables balances.

Subsequent to March 31, 2010, the State of Illinois made substantial payments related to our outstanding receivables, and through May 12, 2010, we received $22.3 million in payments from our Illinois governmental based programs, of which $19.0 million related to our largest payor, the Illinois Department on Aging.

On March 18, 2010, we entered into an amendment to our new credit facility. The amendment (i) increased the maximum aggregate amount of revolving loans available to the Company by $5.0 million to $55.0 million, (ii) modified the Company’s maximum senior debt leverage ratio from 2.75 to 1.0 to 3.00 to 1.0 for the twelve (12) month period ending March 31, 2010 and each twelve (12) month period ending on the last day of each fiscal quarter thereafter and (iii) increased the advance multiple used to determine the amount of the borrowing base from 2.75 to 1.0 to 3.00 to 1.0.

On March 18, 2010, the Company also amended its subordinated dividend notes that it issued on November 2, 2009 in the aggregate original principal amount of $12.9 million. A balance of $7.8 million was outstanding on the dividend notes as of December 31, 2009. Pursuant to the amendments, the dividend notes were amended to (i) extend the maturity date of the notes from September 30, 2011 to December 31, 2012, (ii) modify the amortization schedule of the notes to reduce the annual principal payment amounts from $4.5 million to $1.3 million in 2010; from $3.3 million to $2.5 million in 2011; and provide for total payments in 2012 of $4.0 million and (iii) permit, based on the Company’s leverage ratio, the prepayment of all or a portion of the principal amount of the notes, together with interest on the principal amount.

As of March 31, 2010 we had $38.8 million outstanding on our new credit facility. After giving effect to the $38.8 million drawn on our $55.0 million credit facility as of March 31, 2010 and approximately $7.2 million of outstanding letters of credit, we had $9.1 million available for borrowing under the new credit facility as of March 31, 2010. With significant payments received from the State of Illinois subsequent to March 31, 2010, as well as other payors, we reduced our borrowings outstanding on our credit facility from $38.8 million as of March 31, 2010 to $26.5 million as of May 12, 2010, and increased our available borrowings under our credit facility from $9.1 million at March 31, 2010 to $21.3 million as of May 12, 2010.

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

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(unaudited)
Net cash provided by (used in) operating activities	$1,597	$(1,076)
Net cash used in investing activities	(200)	(805)
Net cash used in financing activities	(695)	(1,674)

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Net cash provided by operating activities was $1.6 million for the three months ended March 31, 2010, compared to net cash used in operating activities of $1.1 million for the three months ended March 31, 2009. The increase in net cash provided by operating activities during the three months ended March 31, 2010 compared to the first quarter of 2009 was primarily the result of the change in the amount of cash used in accounts receivable of $2.6 million.

Net cash used in investing activities was $0.2 million for the three months ended March 31, 2010 and $0.8 million for the three months ended March 31, 2009. Our investing activities for the first quarter of 2010 include a payment of $0.1 million pursuant to the contingent payment agreement entered into in connection with a 2008 acquisition, and $0.1 million in capital expenditures. Our investing activities for the first quarter of 2009 included $0.6 million related to contingent payments made on previously acquired businesses.

Net cash used in financing activities was $0.7 million for the three months ended March 31, 2010 compared to $1.7 million for the three months ended March 31, 2009. Our financing activities for the first quarter of 2010 were primarily driven by borrowings of $0.3 million under our credit facility offset by payments of $0.3 million on subordinate dividend notes and $0.7 payments on other notes. Our financing activities during the first quarter of 2009 consisted of $1.7 million in payments on our term loan.

Outstanding Accounts Receivable

Outstanding accounts receivable, net of the allowance for doubtful accounts increased by $5.5 million for the three months ended March 31, 2010. The increase was primarily attributable to higher revenues, delays in reimbursements from certain payors, system conversion issues, and an expansion of our private duty business.

We establish our allowance for doubtful accounts to the extent it is probable that a portion or all of a particular account will not be collected. Our provision for doubtful accounts is estimated and recorded primarily by aging receivables utilizing eight aging categories and applying our historical collection rates to each aging category, taking into consideration factors that might impact the use of historical collection rates or payor groups, with certain large payors analyzed separately from other payor groups. In our evaluation of these estimates, we also consider delays in payment trends in individual states due to budget or funding issues, billing conversions related to acquisitions or internal systems, resubmission of bills with required documentation and disputes with specific payors. We have experienced increases in the aging of our accounts receivable resulting from billing delays during the conversion process, either procedural or internal, related to both acquired agencies and transferring our existing home & community locations from a legacy system to the centralized McKesson operating system. Reasons for the delays include obtaining approvals from federal and state governmental agencies of provider numbers we acquired with our acquisitions, McKesson payor and billing set-up processes and required staff training. During 2009 and the first quarter of 2010 we also experienced a significant increase in our private duty business, especially in our home & community segment, which inherently carries a higher collection risk. Unlike our state, local and other governmental payors, these customers are responsible for their own payment (a portion of which may be funded through qualified veteran benefits). Contributing to higher receivable balances are veteran benefits that may take several months to be awarded by the Veterans Health Administration.

Our collection procedures include review of account agings and direct contact with our payors. We have historically not used collection agencies. An uncollectible amount, not governed by amount or aging, is written off to the allowance account only after reasonable collection efforts have been exhausted. The following tables detail our accounts receivable before reserves by payor category, showing Illinois governmental payors separately, and segment and the related allowance amount at March 31, 2010 and December 31, 2009:

	March 31, 2010
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(in thousands, except percentages)
Illinois governmental based programs	$26,669	$17,764	$3,813	$1,087	$49,333
Other state, local and other governmental programs	11,565	1,351	1,714	1,201	15,831
Private duty and commercial	2,233	886	818	87	4,024

Home & Community	40,467	20,001	6,345	2,375	69,188

Medicare	4,822	1,108	339	179	6,448
Illinois governmental based programs	337	232	101	444	1,114
Other state, local and other governmental programs	1,721	199	129	140	2,189
Private duty and commercial	1,569	497	320	202	2,588

Home Health	8,449	2,036	889	965	12,339

Total	$48,916	$22,037	$7,234	$3,340	$81,527

Related aging %	60.0%	27.0%	8.9%	4.1%
Allowance for doubtful accounts					$5,481
Reserve as % of gross accounts receivable					6.7%

	December 31, 2009
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(in thousands, except percentages)
Illinois governmental based programs	$26,208	$14,536	$1,685	$543	$42,972
Other state, local and other governmental programs	12,595	1,633	2,274	631	17,133
Private duty and commercial	1,869	809	454	108	3,240

Home & Community	40,672	16,978	4,413	1,282	63,345

Medicare	4,433	1,123	483	157	6,196
Illinois governmental based programs	367	187	147	586	1,287
Other state, local and other governmental programs	1,726	163	134	126	2,149
Private duty and commercial	1,346	415	397	169	2,327

Home Health	7,872	1,888	1,161	1,038	11,959

Total	$48,544	$18,866	$5,574	$2,320	$75,304

Related aging %	64.5%	25.1%	7.4%	3.0%
Allowance for doubtful accounts					$4,813
Reserve as % of gross accounts receivable					6.4%

We calculate our days sales outstanding (“DSO”) by taking the accounts receivable outstanding net of the allowance for doubtful accounts and deducting deferred revenues at the end of the period, divided by the total net service revenues for the last quarter, multiplied by the number of days in that quarter. The adjustment for deferred revenues relates to Medicare receivables which are recorded at the inception of each 60 day episode of care at the full requested anticipated payment (“RAP”) amount. Our DSOs at March 31, 2010 and December 31, 2009 were 103 days and 96 days, respectively. The DSO for our largest payor, the Illinois Department on Aging, at March 31, 2010 and December 31, 2009 were 155 days and 142 days, respectively.

Indebtedness

Credit Facility

The new credit facility, as amended, provides a $55.0 million revolving line of credit with a term of five years, and includes a $15.0 million sublimit for the issuance of letters of credit. Substantially all of the subsidiaries of Addus HomeCare are co-borrowers, and Holdings has guaranteed the borrowers’ obligations under the new credit facility. The new credit facility is secured by a first priority security interest in all of Holdings’ and the borrowers’ current and future tangible and intangible assets, including the shares of stock of the borrowers.

The availability of funds under the new credit facility is based on the lesser of (i) the product of adjusted EBITDA, as defined, for the most recent 12-month period for which financial statements have been delivered under the new credit facility agreement multiplied by the specified advance multiple, up to 3.00, less the outstanding senior indebtedness and letters of credit, and (ii) $55.0 million less the outstanding revolving loans and letters of credit. Interest on the amounts outstanding under the new credit facility is payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 4.6% or the LIBOR rate for term periods of one, two, three or six months plus a margin of 4.6%. The borrowers will pay a fee equal to 0.5% per annum of the unused portion of the revolving portion of the new credit facility. Issued stand-by letters of credit will be charged at a rate of 2% per annum payable monthly. Interest will be paid monthly or at the end of the relevant interest period, as determined in accordance with the new credit facility agreement.

The new credit facility contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The new credit facility also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum fixed charge coverage ratio, a requirement to stay below a maximum senior leverage ratio and a requirement to stay below a maximum permitted amount of capital expenditures, as well as restrictions on guarantees, indebtedness, liens, dividends, distributions, investments and loans, subject to customary carve outs, restrictions on Holdings’ and the borrowers’ ability to enter into transactions other than in the ordinary course of business, a restriction on the ability to consummate more than three acquisitions in any calendar year, or for the purchase price of any one acquisition to exceed $0.5 million, in each case without the consent of the lenders, restrictions on mergers, transfers of assets, acquisitions, equipment, subsidiaries and affiliate transactions, subject to customary carve outs, and restrictions on fundamental changes and lines of business. The company was in compliance with all of its covenants at March 31, 2010.

Off-Balance Sheet Arrangements

As of March 31, 2010, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

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

Revenue Recognition

Approximately 95% of our home & community segment revenues for the three months ended March 31, 2010 and 2009, are derived from Medicaid and Medicaid waiver programs under agreements with various state and local authorities. These agreements provide for a service term from one year to an indefinite term. Services are provided based on authorized hours, determined by the relevant state or local agency, at an hourly rate specified in the agreement or fixed by legislation. Services to other payors, such as private or commercial clients, are provided at negotiated hourly rates and recognized in net service revenues as services are provided. We provide for appropriate allowances for uncollectible amounts at the time the services are rendered.

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

Accounts Receivable and Allowance for Doubtful Accounts

We are paid for our services primarily by state and local agencies under Medicaid or Medicaid waiver programs, Medicare, commercial insurance companies and private individuals. While our accounts receivable are uncollateralized, our credit risk is limited due to the significance of Medicare and state agency payors to our results of operations. Laws and regulations governing the Medicaid and Medicare programs are complex and subject to interpretation. Amounts collected may be different than amounts billed due to client eligibility issues, insufficient or incomplete documentation, services at levels other than authorized and other reasons unrelated to credit risk. We establish our allowance for doubtful accounts to the extent it is probable that a portion or all of a particular account will not be collected. Our allowance for doubtful accounts is estimated and recorded primarily by aging receivables utilizing eight aging categories and applying our historical collection rates to each aging category, taking into consideration factors that might impact the use of historical collection rates or payor groups, with certain large payors analyzed separately from other payor groups. In our evaluation of these estimates, we also consider delays in payment trends in individual states due to budget or funding issues, billing conversions related to acquisitions or internal systems, resubmission of bills with required documentation and disputes with specific payors. Historically, we have not experienced any write-off of accounts as a result of a state operating with budget deficits. While we regularly monitor state budget and funding developments for the states in which we operate, we consider losses due to state credit risk on outstanding balances as remote. We believe that our recorded allowance for doubtful accounts is sufficient to cover potential losses; however, actual collections in subsequent periods may require changes to our estimates.

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

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from fluctuations in interest rates As of March 31, 2010, our weighted average interest rate on our new credit facility was 4.8% on total indebtedness of $38.8 million. The impact on a 1.0% increase or decrease in interest rates would increase or decrease interest expense by $0.4 million.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

On March 26, 2010, a class action lawsuit was filed in the United States District Court for the Northern District of Illinois against the Company, the directors at the time of the IPO, our CFO and the underwriters of the IPO, on behalf of a class consisting of all persons or entities who purchased or otherwise acquired the Company’s common stock in connection with the Company’s IPO, completed November 2, 2009. The Complaint alleges, inter alia, that the Company’s registration statement was materially false and/or omitted the following: (1) that the Company’s accounts receivable included at least $1.5 million in aging receivables that should have been reserved for; and (2) that the Company’s home health segment’s revenues were falling short of internal forecasts due to a slowdown in admissions from the Company’s integrated services program due to the State of Illinois’ effort to develop new procedures for integrating care. The plaintiffs are seeking compensatory damages. The Company believes the claims are without merit and intends to defend the litigation vigorously.

In addition, on April 16, 2010, Robert W. Baird & Company, on behalf of the underwriters of the IPO, notified the Company that the underwriters are seeking indemnification in respect of the above-referenced action pursuant to the underwriting agreement entered into in connection with the IPO.

From time to time, we are subject to claims and suits arising in the ordinary course of our business, including claims for damages for personal injuries. In our management’s opinion, the ultimate resolution of any of these pending claims and legal proceedings will not have a material adverse effect on our financial position or results of operations.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factors discussed under the caption “Risk Factors” set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2009. All references in the Risk Factors in our Annual Report on Form 10-K to the Health Reform Act should be read to mean both the health reform law signed into law on March 23, 2010 and the reconciliation law signed into law on March 30, 2010.

Item 5.	Other Information

Consistent with the Company’s policy of entering into indemnification agreements with each of its directors, on May 12, 2010, the Company entered into an Indemnification Agreement (the “Indemnification Agreement”) with Steven I. Geringer, which is substantially similar to the indemnification agreements the Company has previously entered into with its other directors. Pursuant to the Indemnification Agreement, the Company has agreed to hold Mr. Geringer harmless and indemnify him to the fullest extent permitted by law against all expenses, judgments, penalties, fines and amounts paid in settlement including, without limitation, all liability arising out of the negligence or active or passive wrongdoing of Mr. Geringer. The Company is not obligated to make any payment to Mr. Geringer that is finally determined to be unlawful. In respect of any threatened, pending or completed proceeding in which the Company is jointly liable with Mr. Geringer, the Company will pay the entire amount of any judgment or settlement without requiring Mr. Geringer to contribute. The Company will advance, to the extent permitted by law, all expenses incurred by or on behalf of Mr. Geringer in connection with a proceeding. No amendment, alteration or repeal of the Company’s certificate of incorporation, bylaws or the Indemnification Agreement will limit any right of Mr. Geringer in respect of any action taken or omitted by Mr. Geringer prior to such amendment.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company dated as of November 2, 2009 (filed on November 20, 2009 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

3.2	Amended and Restated Bylaws of the Company (filed on September 21, 2009 as Exhibit 3.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

4.1	Form of Common Stock Certificate (filed on October 2, 2009 as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

10.1	Consent and Amendment No. 1 to the Loan and Security Agreement, dated as of March 18, 2010, by and among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation and Professional Reliable Nursing Service, Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions that are or may from time to time become parties thereto, and Addus HomeCare Corporation, as guarantor (filed on March 18, 2010 as Exhibit 99.1 to the Company’s Current Report on Form 8-K and incorporated by reference herein)

10.2	Amended and Restated Unsecured 10% Junior Subordinated Promissory Note, dated as of March 18, 2010, by and between Addus HomeCare Corporation and Eos Capital Partners III, L.P. in the principal amount of $6,074,493.24 (filed on March 18, 2010 as Exhibit 99.2 to the Company’s Current Report on Form 8-K and incorporated by reference herein)

10.3	Amended and Restated Unsecured 10% Junior Subordinated Promissory Note, dated as of March 18, 2010, by and between Addus HomeCare Corporation and Eos Partners SBIC III, L.P. in the principal amount of $1,744,265.26 (filed on March 18, 2010 as Exhibit 99.3 to the Company’s Current Report on Form 8-K and incorporated by reference herein)

10.4	Form of Indemnification Agreement (filed on July 17, 2009 as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADDUS HOMECARE CORPORATION

Date: May 14, 2010	By:	/S/ MARK S. HEANEY
Mark S. Heaney President and Chief Executive Officer (As Principal Executive Officer)

Date: May 14, 2010	By:	/S/ FRANCIS J. LEONARD
Francis J. Leonard Chief Financial Officer (As Principal Financial Officer)

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of the Company dated as of November 2, 2009 (filed on November 20, 2009 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

3.2	Amended and Restated Bylaws of the Company (filed on September 21, 2009 as Exhibit 3.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

4.1	Form of Common Stock Certificate (filed on October 2, 2009 as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

10.1	Consent and Amendment No. 1 to the Loan and Security Agreement, dated as of March 18, 2010, by and among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation and Professional Reliable Nursing Service, Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions that are or may from time to time become parties thereto, and Addus HomeCare Corporation, as guarantor (filed on March 18, 2010 as Exhibit 99.1 to the Company’s Current Report on Form 8-K and incorporated by reference herein)

10.2	Amended and Restated Unsecured 10% Junior Subordinated Promissory Note, dated as of March 18, 2010, by and between Addus HomeCare Corporation and Eos Capital Partners III, L.P. in the principal amount of $6,074,493.24 (filed on March 18, 2010 as Exhibit 99.2 to the Company’s Current Report on Form 8-K and incorporated by reference herein)

10.3	Amended and Restated Unsecured 10% Junior Subordinated Promissory Note, dated as of March 18, 2010, by and between Addus HomeCare Corporation and Eos Partners SBIC III, L.P. in the principal amount of $1,744,265.26 (filed on March 18, 2010 as Exhibit 99.3 to the Company’s Current Report on Form 8-K and incorporated by reference herein)

10.4	Form of Indemnification Agreement (filed on July 17, 2009 as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith
**	Furnished herewith