Form 10-Q
period 2010-06-30
Addus HomeCare Corp
filed 2010-08-10
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-34504

ADDUS HOMECARE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-5340172
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2401 South Plum Grove Road

Palatine, Illinois 60067

(Address of principal executive offices) (Zip code)

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

Common Stock $0.001 par value

Shares outstanding at July 31, 2010: 10,748,323

ADDUS HOMECARE CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2010 and December 31, 2009

(amounts and shares in thousands, except per share data)

(Unaudited)

	2010	2009
Assets

Current assets
Cash	$935	$518
Accounts receivable, net of allowances of $6,056 and $4,813 as of June 30, 2010 and December 31, 2009, respectively	76,647	70,491
Prepaid expenses and other current assets	8,872	6,937
Deferred tax assets	6,364	5,700
Income taxes receivable	48	732

Total current assets	92,866	84,378

Property and equipment, net of accumulated depreciation and amortization	3,053	3,133

Other assets
Goodwill	59,613	59,482
Intangibles, net of accumulated amortization	11,611	13,082
Deferred tax assets	188	509
Other assets	667	731

Total other assets	72,079	73,804

Total assets	$167,998	$161,315

Liabilities and stockholders’ equity

Current liabilities
Accounts payable	$5,411	$3,763
Accrued expenses	26,913	25,557
Current maturities of long-term debt	4,737	7,388
Deferred revenue	2,410	2,189

Total current liabilities	39,471	38,897

Long-term debt, less current maturities	44,819	41,851

Total liabilities	84,290	80,748

Commitments, contingencies and other matters

Stockholders’ equity
Preferred stock—$.001 par value; 10,000 authorized and 0 shares issued and outstanding	—	—
Common stock—$.001 par value; 40,000 authorized; 10,500 and 10,499 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	11	10
Additional paid-in capital	80,739	80,611
Retained earnings (deficit)	2,958	(54)

Total stockholders’ equity	83,708	80,567

Total liabilities and stockholders’ equity	$167,998	$161,315

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months Ended June 30, 2010 and 2009

(amounts and shares in thousands, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Net service revenues	$67,165	$64,966	$131,770	$126,805
Cost of service revenues	47,429	45,739	93,214	89,440

Gross profit	19,736	19,227	38,556	37,365

General and administrative expenses	15,513	14,191	30,695	27,983
Depreciation and amortization	951	1,224	1,897	2,444

Total operating expenses	16,464	15,415	32,592	30,427

Operating income	3,272	3,812	5,964	6,938
Interest expense, net	750	1,050	1,468	2,168

Income before income taxes	2,522	2,762	4,496	4,770
Income tax expense	868	831	1,484	1,474

Net income	1,654	1,931	3,012	3,296
Less: Preferred stock dividends, undeclared subject to payment on conversion; declared and converted November 2009	—	(1,142)	—	(2,284)

Net income attributable to common shareholders	$1,654	$789	$3,012	$1,012

Income per common share:
Basic	$0.16	$0.77	$0.29	$0.99

Diluted	$0.16	$0.37	$0.29	$0.63

Weighted average number of common shares and potential common shares outstanding:
Basic	10,500	1,019	10,500	1,019

Diluted	10,500	5,190	10,500	5,203

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2010

(amounts and shares in thousands)

(Unaudited)

	Common Stock		Paid-In Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2009	10,499	$10	$80,611	$(54)	$80,567

Issuance of shares of common stock under restricted stock award agreement	1	1	—	—	1
Stock-based compensation	—	—	128	—	128

Net income	—	—	—	3,012	3,012

Balance at June 30, 2010	10,500	$11	$80,739	$2,958	$83,708

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2010 and 2009

(amounts in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net income	$3,012	$3,296
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	1,897	2,444
Deferred income taxes	—	(20)
Change in fair value of financial instrument	(191)	(228)
Stock-based compensation	128	140
Amortization of debt issuance costs	74	354
Provision for doubtful accounts	1,950	1,319
Changes in operating assets and liabilities:
Accounts receivable	(8,106)	(15,196)
Prepaid expenses and other current assets	(1,946)	(4,048)
Accounts payable	1,648	975
Accrued expenses	1,766	6,076
Deferred revenue	222	(142)
Income taxes	341	233

Net cash provided by (used in) operating activities	795	(4,797)

Cash flows from investing activities
Acquisitions of businesses, net of cash received	(349)	(1,473)
Purchases of property and equipment	(346)	(231)

Net cash used in investing activities	(695)	(1,704)

Cash flows from financing activities
Payments on term loan	—	(3,325)
Net borrowings on revolving credit loan	—	2,400
Net borrowings on new credit facility	750	—
Payments on subordinated dividend notes	(500)	—
Net proceeds from other notes	67	2,163

Net cash provided by financing activities	317	1,238

Net change in cash	417	(5,263)
Cash, at beginning of period	518	6,113

Cash, at end of period	$935	$850

Supplemental disclosures of cash flow information
Cash paid for interest	$1,542	$2,180
Cash paid for income taxes	933	1,188

Supplemental disclosures of non-cash investing and financing activities
Contingent and deferred consideration accrued for acquisitions	$97	$115
Tax benefit related to the amortization of tax goodwill in excess of book basis	206	68
Undeclared accrued preferred stock dividend; declared and converted November 2009	—	2,284

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(amounts and shares in thousands)

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, the financial statements reflect all adjustments (all of which are of a normal and recurring nature), which are necessary to present fairly the financial position at June 30, 2010 and December 31, 2009, the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2010 and 2009, the condensed consolidated statements of stockholders’ equity for the six months ended June 30, 2010, and the condensed consolidated statements of cash flows for the six months ended June 30, 2010 and 2009. The results for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010. All references to June 30, 2010 or to the three and six months ended June 30, 2010 and 2009 in the notes to the condensed consolidated financial statements are unaudited.

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

On November 2, 2009, Holdings completed its initial public offering (the “IPO”), consisting of the sale of 5,400 shares of common stock at $10.00 per share. After deducting the underwriters’ discounts and transaction fees and expenses, the net proceeds to the Company from the sale of shares in the IPO were $47,480. Transaction costs related to the IPO of $2,720 were charged directly to additional paid-in capital.

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

(amounts and shares in thousands)

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

Goodwill

The Company’s carrying value of goodwill is the residual of the purchase price over the fair value of the net assets acquired from various acquisitions, including the acquisition of Addus HealthCare, Inc. (“Addus HealthCare”) in 2006. In accordance with ASC Topic 350, “Goodwill and Other Intangible Assets”, goodwill and intangible assets with indefinite useful lives, of which the Company has none, are not amortized. The Company tests goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. Goodwill and indefinite lived intangible assets are required to be tested for impairment at least annually using a two-step method. The first step in the evaluation of goodwill impairment involves comparing the current fair value of each reporting unit to the recorded value, including goodwill. The Company uses the combination of a discounted cash flow model (“DCF”) and the market multiple analysis method to determine the current fair value of each reporting unit. The DCF model was prepared using revenue and expense projections based on the Company’s current operating plan. As such, a number of significant assumptions and estimates are involved in the application of the DCF model to forecast revenue growth, price changes, gross profits, operating expenses and operating cash flows. The cash flows were discounted using a weighted average cost of capital ranging from 13.0% to 16.0%, which was management’s best estimate based on the capital structure of the Company and external industry data.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts and shares in thousands)

(Unaudited)

Intangible Assets

The Company’s identifiable intangible assets consist of customer and referral relationships, tradenames, trademarks and non-compete agreements. Amortization is computed using straight-line and accelerated methods based upon the estimated useful lives of the respective assets, which range from two to 25 years.

Long-Lived Assets

The Company reviews its long-lived assets (except goodwill, as described above) for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine if impairment exists, the Company compares the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset, generally determined by discounting the estimated future cash flows. No impairment charges were recorded in the three or six months ended June 30, 2010 and 2009.

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

Income Taxes

The Company accounts for income taxes under the provisions of ASC Topic 740, “Accounting for Income Taxes.” The objective of accounting for income taxes is to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in its financial statements or tax returns. Deferred taxes, resulting from differences between the financial and tax basis of the Company’s assets and liabilities, are also adjusted for changes in tax rates and tax laws when changes are enacted. ASC Topic 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. ASC Topic 740 also prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. In addition, ASC Topic 740 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions.

Stock-based Compensation

The Company has two stock incentive plans, the 2006 Stock Incentive Plan (the “2006 Plan”) and the 2009 Stock Incentive Plan (the “2009 Plan”) that provide for stock-based employee compensation. The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Stock Compensation.” Compensation expense is recognized on a graded method under the 2006 Plan and on a straight-line basis under the 2009 Plan over the vesting period of the awards based on the fair value of the options. Under the 2006 Plan, the Company historically used the Black-Scholes option pricing model to estimate the fair value of its stock based payment awards, but beginning October 28, 2009 under its 2009 Plan it began using an enhanced Hull-White Trinomial model. The determination of the fair value of stock-based payments utilizing the Black-Scholes model and the Enhanced Hull-White Trinomial model is affected by Holdings’ stock price and a number of assumptions, including expected volatility, risk-free interest rate, expected term, expected dividends yield, expected forfeiture rate, expected turn-over rate, and the expected exercise multiple.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts and shares in thousands)

(Unaudited)

Net Income Per Common Share

Net income per common share, calculated on the treasury stock method, is based on the weighted average number of shares outstanding during the period. The Company’s outstanding securities that may potentially dilute the common stock are stock options. Excluded from the Company’s calculation for the three and six months ended June 30, 2010 were 607 options which were out-of-the-money and therefore anti-dilutive.

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

3. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consisted of the following:

	June 30, 2010	December 31, 2009
Prepaid health insurance	$5,308	$4,884
Prepaid workers’ compensation and liability insurance	2,558	1,321
Prepaid rent	196	219
Other	810	513

	$8,872	$6,937

Accrued expenses consisted of the following:

	June 30, 2010	December 31, 2009
Accrued payroll	$11,732	$10,819
Accrued workers’ compensation insurance	7,790	7,131
Accrued payroll taxes	1,644	2,153
Accrued health insurance	3,991	3,318
Accrued interest	569	717
Other	1,187	1,419

	$26,913	$25,557

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts and shares in thousands)

(Unaudited)

4. Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2010	December 31, 2009
Credit facility	$39,250	$38,500
Subordinated dividend notes bearing interest at 10.0%	7,318	7,819
Insurance notes payable, due May 2010 and bearing interest at 4.7%	—	870
Insurance note payable, due May 2011 and bearing interest at 2.9%	938	—
Subordinated promissory note, due July 2010 and bearing interest at 8.0%	250	250
Subordinated promissory note, due October 2010 and bearing interest at 8.0%	500	500
Subordinated promissory note, due December 2010 and bearing interest at 8.0%	1,250	1,250
Subordinated promissory note, due December 2010 and bearing interest at 6.0%	50	50

Total	49,556	49,239

Less current maturities	(4,737)	(7,388)

Long-term debt	$44,819	$41,851

On November 2, 2009, in conjunction with the Company’s IPO, the Company entered into a new senior secured credit facility, which the Company refers to as the new credit facility. The new credit facility initially provided a $50,000 revolving line of credit with a term of five years, and a $15,000 sublimit for the issuance of letters of credit. Substantially all of the subsidiaries of Addus HomeCare are co-borrowers, and Holdings has guaranteed the borrowers’ obligations under the new credit facility. The new credit facility is secured by a first priority security interest in all of Holdings’ and the borrowers’ current and future tangible and intangible assets, including the shares of stock of the borrowers.

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

On March 18, 2010, the Company entered into an amendment (the “First Amendment”) to its new credit facility. The First Amendment (i) increased the maximum aggregate amount of revolving loans available to the Company by $5,000 to $55,000, (ii) modified the Company’s maximum senior leverage ratio from 2.75 to 1.0 to 3.00 to 1.0 for the twelve month period ending March 31, 2010 and each twelve month period ending on the last of day of each fiscal quarter thereafter and (iii) increased the advance multiple used to determine the amount of the borrowing base from 2.75 to 1.0 to 3.0 to 1.0.

The availability of funds under the revolving credit portion of the new credit facility, as amended by the First Amendment, is based on the lesser of (i) the product of adjusted EBITDA, as defined in the new credit facility agreement, for the most recent 12-month period for which financial statements have been delivered under the new credit facility agreement multiplied by the specified advance multiple, up to 3.0, less the outstanding senior indebtedness and letters of credit, and (ii) $55,000 less the outstanding revolving loans and letters of credit. Interest on the amounts outstanding under the revolving credit portion of the new credit facility is payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 4.6% or the LIBOR rate for term periods of one, two, three or six months plus a margin of 4.6%. Interest will be paid monthly or at the end of the relevant interest period, as determined in accordance with the new credit facility agreement. The borrowers will pay a fee equal to 0.5% per annum of the unused portion of the revolving portion of the new credit facility. Issued stand-by letters of credit will be charged at a rate of 2% per annum payable monthly. On June 30, 2010 the interest rate on the revolving credit loan facility was 4.95% (30 day LIBOR rate was 0.35%) and total availability was $8,427.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts and shares in thousands)

(Unaudited)

The new credit facility contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The new credit facility also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum fixed charge coverage ratio, a requirement to stay below a maximum senior leverage ratio and a requirement to stay below a maximum permitted amount of capital expenditures, as well as restrictions on guarantees, indebtedness, liens, dividends, distributions, investments and loans, restrictions on the Company’s ability to enter into transactions other than in the ordinary course of business, a restriction on the ability to consummate more than three acquisitions in any calendar year, or for the purchase price of any one acquisition to exceed $500, in each case without the consent of the lenders, restrictions on mergers, transfers of assets, acquisitions, subsidiaries and affiliate transactions, and restrictions on fundamental changes and lines of business. The Company was in compliance with all of its covenants at June 30, 2010.

Under the Company’s prior credit facility, interest on the borrowings was at an index, as defined, or LIBOR rate. The index base rate was the higher of the prime rate or the federal funds rate plus 0.5%. For borrowings under the revolving credit loan portion of the prior credit facility, the interest rate included an applicable margin of 2.75% for an index rate loan and 3.75% for a LIBOR rate loan. For borrowings under the term loan portion of the prior credit facility, the interest rate included an applicable margin ranging from 2.50% to 3.50% for an index rate loan and 3.50% to 4.50% for a LIBOR rate loan, depending on the Company’s leverage ratio.

On July 26, 2010, the Company entered into an amendment (the “Second Amendment”) to its new credit facility. The Second Amendment increased the maximum aggregate amount of borrowings available to the Company by $5,000 to $60,000, through the addition of a term loan (see Note 10).

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

On March 18, 2010, the Company amended its subordinated dividend notes. A balance of $7,819 was outstanding on the dividend notes as of December 31, 2009. Pursuant to the amendments, the dividend notes were amended to (i) extend the maturity date of the dividend notes from September 30, 2011 to December 31, 2012, (ii) modify the amortization schedule of the dividend notes to reduce the annual principal payment amounts from $4,468 to $1,250 in 2010; from $3,351 to $2,500 in 2011; and amended total payments in 2012 to $4,069, and (iii) permit, based on the Company’s leverage ratio, the prepayment of all or a portion of the principal amount of the dividend notes, together with interest on the principal amount.

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

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts and shares in thousands)

(Unaudited)

6. Income Taxes

A reconciliation of the statutory federal tax rate of 34% to the annualized effective income tax rate of the Company is summarized as follows:

	Six Months Ended June 30,
	2010	2009
Federal income tax at statutory rate	34.0%	34.0%
State and local taxes, net of federal benefit	4.7	4.3
Jobs tax credits, net	(6.4)	(8.2)
Nondeductible meals and entertainment	0.7	0.8

Effective income tax rate	33.0%	30.9%

7. Segment Data

The Company provides home & community and home health services primarily in the home of the consumer. The Company’s locations and operations are organized principally along these lines of service. The home & community and home health services lines have been identified as reportable segments applying the criteria in ASC Topic 280, Disclosure about Segments of an Enterprise and Related Information . The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. Intersegment net service revenues are not significant. All services are provided in the United States.

The Company evaluates the performance of its segments through operating income which excludes corporate depreciation and general corporate expenses. General corporate expenses consist principally of accounting and finance, information systems, billing and collections, human resources and national sales and marketing administration.

The following is a summary of segment information for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net service revenue
Home & Community	$54,144	$52,267	$106,845	$102,501
Home Health	13,021	12,699	24,925	24,304

	$67,165	$64,966	$131,770	$126,805

Operating income
Home & Community	$5,492	$5,258	$10,983	$10,341
Home Health	1,688	1,997	2,694	3,543
General corporate expenses & corporate depreciation	(3,908)	(3,443)	(7,713)	(6,946)

	$3,272	$3,812	$5,964	$6,938

Depreciation and amortization
Home & Community	$621	$835	$1,235	$1,667
Home Health	158	196	321	393
Corporate	172	193	341	384

	$951	$1,224	$1,897	$2,444

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts and shares in thousands)

(Unaudited)

8. Commitments and Contingencies

Legal Proceedings

On March 26, 2010, a class action lawsuit was filed in the United States District Court for the Northern District of Illinois on behalf of a class consisting of all persons or entities who purchased or otherwise acquired the Company’s common stock in connection with the Company’s IPO. The Complaint currently asserts claims pursuant to Sections 11 and 15 of the Securities Act of 1933 and alleges, inter alia, that the Company’s registration statement was materially false and/or omitted the following: (1) that the Company’s accounts receivable included at least $1.5 million in aging receivables that should have been reserved for; and (2) that the Company’s home health segment’s revenues were falling short of internal forecasts due to a slowdown in admissions from the Company’s integrated services program due to the State of Illinois’ effort to develop new procedures for integrating care. The plaintiffs are seeking compensatory damages. The Company believes the claims are without merit and intends to defend the litigation vigorously. In addition, on April 16, 2010, Robert W. Baird & Company, on behalf of the underwriters of the IPO, notified the Company that the underwriters are seeking indemnification in respect of the above-referenced action pursuant to the underwriting agreement entered into in connection with the IPO.

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

9. Significant Payors

A substantial portion of the Company’s net service revenues and accounts receivables are derived from services performed for federal, state and local governmental agencies. Medicare and one state governmental agency accounted for 12.7% and 36.8% of the Company’s net service revenues for the three months ended June 30, 2010, respectively, and 12.1% and 33.0% of the Company’s net service revenues for the three months ended June 30, 2009, respectively. Medicare and one state governmental agency accounted for 12.1% and 36.5% of the Company’s net service revenues for the six months ended June 30, 2010, respectively, and 11.8% and 33.0% of the Company’s net service revenues for the six months ended June 30, 2009, respectively. The related receivables due from Medicare and the state agency represented 8.6% and 50.4%, respectively, of the Company’s accounts receivable at June 30, 2010, and 8.1% and 50.8%, respectively, of the Company’s accounts receivable at December 31, 2009.

10. Subsequent Events

On July 26, 2010, the Company entered into the Second Amendment to its new credit facility. The Second Amendment provides for a new term loan component of the credit facility in the aggregate principal amount of $5,000 with a maturity date of January 5, 2013. The requisite lenders also consented to the acquisition, effective July 25, 2010, of certain assets of Advantage Health Systems, Inc., a South Carolina corporation (“Advantage”), by the Company, pursuant to an Asset Purchase Agreement (the “Purchase Agreement”), dated as of July 26, 2010. The new term loan will be repaid in 24 equal monthly installments commencing February 2011. Interest on the new term loan under the credit facility is payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 4.6% or the LIBOR rate for term periods of one, two, three or six months plus a margin of 4.6%. Interest will be paid monthly or at the end of the relevant interest period.

On July 26, 2010, the Company entered into the Purchase Agreement, pursuant to which the Company acquired the operations and certain assets of Advantage. The total consideration payable pursuant to the Purchase Agreement was $8,340, comprised of $5,100 in cash, common stock consideration with a deemed value of $1,240 resulting in the issuance of 248 common shares, $2,000 in future cash consideration subject to the achievement of certain performance targets set forth in an Earn-Out Agreement and the assumption of certain specified liabilities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our unaudited condensed consolidated financial statements and the related notes. This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate.

Overview

We are a comprehensive provider of a broad range of social and medical services in the home. Our services include personal care and assistance with activities of daily living, skilled nursing and rehabilitative therapies, and adult day care. Our consumers are individuals with special needs who are at risk of hospitalization or institutionalization, such as the elderly, chronically ill and disabled. Our payor clients include federal, state and local governmental agencies, the Veterans Health Administration, commercial insurers, and private individuals. We provide our services through over 120 locations across 19 states to over 24,000 consumers.

We operate our business through two segments, home & community services and home health services. Our home & community services are social, or non-medical, in nature and include assistance with bathing, grooming, dressing, personal hygiene and medication reminders, and other activities of daily living. We provide home & community services on a long-term, continuous basis, with an average duration of 20 months per consumer. Our home health services are primarily medical in nature and include physical, occupational and speech therapy, as well as skilled nursing. We generally provide home health services on a short-term, intermittent or episodic basis to individuals recovering from an acute medical condition, with an average length of care of 79 days.

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

On July 26, 2010, we entered into the Purchase Agreement, pursuant to which we acquired the operations and certain assets of Advantage Health Systems, Inc., a South Carolina corporation (“Advantage”). Advantage is a provider of home & community, home health and hospice services in South Carolina and Georgia, which allows us to now provide services across 19 states. The total consideration payable pursuant to the Purchase Agreement was $8.3 million, comprised of $5.1 million in cash, common stock consideration with a deemed value of $1.2 million resulting in the issuance of 248,000 common shares, $2.0 million in future cash consideration subject to the achievement of certain performance targets set forth in an Earn-Out Agreement and the assumption of certain specified liabilities.

On November 2, 2009, we completed our initial public offering (“IPO”) consisting of the sale of 5,400,000 shares of common stock at $10.00 per share. After deducting the underwriters’ discounts and transaction fees and expenses, the net proceeds to us from the sale of shares in the initial public offering were $47.5 million. Transaction costs related to the initial public offering of $2.7 million were charged directly to additional paid-in capital.

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

The Health Reform Act requires a physician certifying a patient for home health services to document that the physician or a non-physician practitioner under the direction of the physician has had a face-to-face encounter with the patient. On July 23, 2010, Centers for Medicare & Medicaid Services (“CMS”) published its proposed Home Health Update for 2011 (“2011 Proposed Home Health Rule”). In the 2011 Proposed Home Health Rule, CMS proposed regulations that would require the face-to-face encounter to take place within thirty days of the home health start date. An additional face-to-face encounter within two weeks of the start date would be required if the original face-to-face encounter did not primarily relate to the reason for the home health services.

On July 14, 2010, the Office for Civil Rights of the U.S. Department of Health and Human Services published proposed regulations to implement the Health Information Technology for Economic and Clinical Health Act. Failure to comply with Health Insurance Portability and Accountability Act, or HIPAA, could result in fines and penalties that could have a material adverse effect on the Company.

On July 23, 2010, CMS published its proposed Home Health Prospective Payment System update for Calendar Year 2011 (“Proposed 2011 Home Health PPS Update”). A proposed overall reduction in home health payments of 4.75% includes a reduction for each 60-day episode and the conversion factor for non-routine medical supplies (“NRS”) of 3.79%. The 3.79% decrease, which also will be imposed in 2012, is a result of the CMS determination that there has been a general increase in case mix that CMS believes is unwarranted. CMS believes that this “case-mix creep” is due to improved coding, coding practice changes, and other behavioral responses to the change in reimbursement that went in to effect in 2009, including greater use of high therapy treatment plans above what CMS believes is any increase in patient acuity. CMS warned that it will continue to monitor changes in case-mix. If new data identifies additional increases in case-mix, CMS will immediately impose further reductions.

Segments

We operate our business through two segments, home & community services and home health services. We have organized our internal management reports to align with these segment designations. As such, we have identified two reportable segments, home & community and home health, applying the criteria in ASC 280, “Disclosure about Segments of an Enterprise and Related Information”. The following table presents our locations by segment, setting forth acquisitions, start-ups and closures for the period January 1, 2009 to June 30, 2010:

	Home & Community (1)	Home Health	Total
Total at January 1, 2009	91	31	122
Start-up	3	—	3
Closed/Merged	(2)	(1)	(3)

Total at December 31, 2009	92	30	122

Start-up	1	—	1
Closed/Merged	(1)	—	(1)

Total at June 30, 2010	92	30	122

(1)	Includes five adult day centers in Illinois.

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

For the three and six months ended June 30, 2010 and 2009, our payor revenue mix by segment was as follows:

	Home & Community
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
State, local and other governmental programs	94.0%	95.7%	94.3%	96.1%
Commercial	0.9	0.8	0.8	0.7
Private duty	5.1	3.5	4.9	3.2

	100.0%	100.0%	100.0%	100.0%

	Home Health
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Medicare	65.7%	61.7%	64.0%	61.4%
State, local and other governmental programs	18.9	19.9	20.0	20.9
Commercial	9.2	11.5	9.6	10.7
Private duty	6.2	6.9	6.4	7.0

	100.0%	100.0%	100.0%	100.0%

We also measure the performance of each segment using a number of different metrics. For our home & community segment, we consider billable hours, billable hours per business day, revenues per billable hour and the number of consumers, or census. For our home health segment, we consider Medicare census, non-Medicare census, Medicare admissions and Medicare revenues per episode completed.

We derive a significant amount of our net service revenues from our operations in Illinois and California, which represented 51.9% and 13.6%; and 47.9% and 16.0%, of our total net service revenues for the three months ended June 30, 2010 and 2009, respectively. Net service revenues from our operations in Illinois and California represented 51.4% and 13.8%; and 47.7% and 16.5%, of our total net service revenues for the six months ended June 30, 2010 and 2009, respectively.

A significant amount of our net service revenues are derived from two specific payor clients. The Illinois Department on Aging, in the home & community segment, and Medicare, in the home health segment, which accounted for 36.8% and 12.7%; and 33.0% and 12.1% of our total net service revenues for the three months ended June 30, 2010 and 2009, respectively. The Illinois Department on Aging and Medicare accounted for 36.5% and 12.1%; and 33.0% and 11.8% of our total net service revenues for the six months ended June 30, 2010 and 2009, respectively.

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

Preferred Stock Dividends, Undeclared Subject to Payment Upon Conversion

Prior to the completion of our IPO, we had 37,750 shares of series A preferred stock issued and outstanding, all of which were converted into shares of our common stock on November 2, 2009. Shares of our series A preferred stock accumulated dividends each quarter at a rate of 10%, compounded annually. We accrued these undeclared dividends because the holders had the option to convert their shares of series A preferred stock into common stock at any time with the accumulated dividends payable in cash or a note payable. Accrued preferred dividends at December 31, 2009 and 2008 were $0 and $9.2 million, respectively. Our series A preferred stock was converted into 4,077,000 shares of common stock in connection with the completion of our IPO on November 2, 2009. We paid $0.2 million of the $13.1 million outstanding accumulated dividends as of November 2, 2009 with the remaining $12.9 million being converted into 10% junior subordinated promissory notes, which we refer to as the dividend notes. The dividend notes were amended on March 18, 2010 as described below in “Liquidity and Capital Resources”.

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

The following table sets forth, for the periods indicated, our unaudited consolidated results of operations.

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009		Change
	Amount	% of Net Service Revenues		Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)
Net service revenues:
Home & Community	$54,144	80.6	%$	$52,267	80.5%	$1,877	3.6%
Home Health	13,021	19.4		12,699	19.5	322	2.5

Total	67,165	100.0		64,966	100.0	2,199	3.4
Operating income before corporate expenses:
Home & Community	5,492	10.1		5,258	10.1	234	4.5
Home Health	1,688	13.0		1,997	15.7	(309)	(15.5)

Total	7,180	10.7		7,255	11.2	(75)	(1.0)
Corporate general and administrative expenses	3,736	5.6		3,250	5.0	486	15.0
Corporate depreciation and amortization	172	0.3		193	0.3	(21)	(10.9)

Total operating income	3,272	4.9		3,812	5.9	(540)	(14.2)
Interest expense, net	750	1.1		1,050	1.6	(300)	(28.6)

Income before income taxes	2,522	3.8		2,762	4.3	(240)	(8.7)
Income tax expense	868	1.3		831	1.3	37	4.5

Net income	1,654	2.5		1,931	3.0	(277)	(14.3)
Less: Preferred stock dividends, undeclared subject to payment upon conversion; declared and converted November 2009	—	—		(1,142)	(1.8)	1,142	100.0

Net income attributable to common shareholders	$1,654	2.5%		$789	1.2%	$865	109.6%

Our net service revenues increased by $2.2 million, or 3.4%, to $67.2 million for the three months ended June 30, 2010 compared to $65.0 million for the three months ended June 30, 2009. This increase represents a 3.6% growth in home & community net service revenues and a 2.5% growth in home health net service revenues. Home & community revenue growth was entirely driven by organic growth with an increase in program rates and continued growth in service hours provided. Home health revenue growth was primarily driven by a 9.6% increase in Medicare revenues which reflects a 10.5% increase in Medicare admissions. Total operating income, expressed as a percentage of net service revenues, for the three months ended June 30, 2010 and 2009, was 4.9% and 5.9%, respectively.

Home & Community Segment

The following table sets forth, for the periods indicated, a summary of our home & community segment’s unaudited results of operations through operating income, before corporate expenses:

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)

Net service revenues	$54,144	100.0%	$52,267	100.0%	$1,877	3.6%

Cost of service revenues	40,450	74.7	39,058	74.7	1,392	3.6

Gross profit	13,694	25.3	13,209	25.3	485	3.7

General and administrative expenses	7,581	14.0	7,116	13.6	465	6.5

Depreciation and amortization	621	1.1	835	1.6	(214)	(25.6)

Operating income	$5,492	10.1%	$5,258	10.1%	$234	4.5%

Segment Data:

Billable hours (in thousands)	3,252		3,245		7.0	0.2%

Billable hours per business day	50,819		50,703		116	0.2%

Revenues per billable hour	$16.65		$16.11		$0.54	3.4%

Average weekly census	20,648		20,211		437	2.2%

Net service revenues from state, local and other governmental programs accounted for 94.0% and 95.7% of home & community net service revenues for the three months ended June 30, 2010 and 2009, respectively. Private duty and, to a lesser extent, commercial payors accounted for the remainder of net service revenues.

Net service revenues increased $1.9 million, or 3.6%, to $54.1 million for the three months ended June 30, 2010 compared to $52.3 million for the three months ended June 30, 2009. Net service revenue growth in the home & community segment was entirely driven by organic growth reflecting an increase in revenues per billable hour, accounting for $1.8 million, and an increase in billable hours accounting for $0.1 million. Cost of service revenues increased $1.4 million, or 3.6%, to $40.5 million for the three months ended June 30, 2010 compared to $39.1 million for the three months ended June 30, 2009. The increase was principally attributable to our overall growth in net service revenues.

Gross profit, expressed as a percentage of net service revenues remained consistent at 25.3% for the three month periods ended June 30, 2010 and 2009. Increases in employee related benefit costs were offset by lower training costs.

General and administrative expenses, expressed as a percentage of net service revenues, increased 0.4% to 14.0% for the three months ended June 30, 2010, from 13.6% for the three months ended June 30, 2009. The increase was primarily due to an increase of $0.3 million in bad debt expense and higher selling expenses. The increase in bad debt expense during 2010 reflects the deterioration in our accounts receivable aging particularly in the private duty business. We continue our implementation of a centralized billing and collection process to enhance controls over our accounts receivable and expect the implementation to be completed during the second half of 2010. We expect our bad debt expense in the second half of 2010 to be comparable with our bad debt expense recorded for the first six months of 2010.

Depreciation and amortization, expressed as a percentage of net service revenues, decreased by 0.5% to 1.1% for the three months ended June 30, 2010, from 1.6% for the three months ended June 30, 2009. Amortization of intangibles, which are principally amortized using accelerated methods, totaled $0.6 million and $0.8 million for the three months ended June 30, 2010 and 2009, respectively.

Home Health Segment

The following table sets forth, for the periods indicated, a summary of our home health segment’s unaudited results of operations through operating income, before corporate expenses:

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)

Net service revenues	$13,021	100.0%	$12,699	100.0%	$322	2.5%

Cost of service revenues	6,979	53.6	6,681	52.6	298	4.5

Gross profit	6,042	46.4	6,018	47.4	24	0.4

General and administrative expenses	4,196	32.2	3,825	30.1	371	9.7

Depreciation and amortization	158	1.2	196	1.5	(38)	(19.4)

Operating income	$1,688	13.0%	$1,997	15.7%	$(309)	(15.5)%

Segment Data:

Average weekly census:

Medicare	1,602		1,480		122	8.2%

Non-Medicare	1,493		1,563		(70)	(4.5)%

Medicare admissions	2,130		1,927		203	10.5%

Medicare revenues per episode completed	$2,633		$2,562		$71	2.8%

Net service revenues from Medicare accounted for 65.7% and 61.7% of home health net service revenues for the three months ended June 30, 2010 and 2009, respectively. Non-Medicare net service revenues include Medicaid and other governmental programs (including the Veterans Health Administration), commercial insurers and private duty payors.

Net service revenues increased $0.3 million, or 2.5%, to $13.0 million for the three months ended June 30, 2010 compared to $12.7 million for the three months ended June 30, 2009. Net service revenue growth in the home health segment was entirely attributable to organic growth, which was principally driven by an increase in Medicare census. Medicare revenues increased by $0.8 million, or 9.6%, to $8.6 million for the three months ended June 30, 2010 from $7.8 million for the three months ended June 30, 2009, principally due to a 10.5% increase in Medicare admissions and a 2.8% increase in the average Medicare episodic rate. Our increase in Medicare admissions during 2010 reflects our continued investment in our sales force and sales management organization. Our non-Medicare revenues decreased by $0.5 million, or 8.7%, to $4.4 million at June 30, 2010 from $4.9 million at June 30, 2009, principally driven by selected payors where specific contracts were not renewed, lower rates were negotiated or reduction in the number of consumers receiving continuous care.

Cost of service revenues increased $0.3 million, or 4.5% for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. This increase was principally due to the growth in field staffing levels, which includes associated contract labor and worker compensation expense, with increased net service revenues and higher travel related costs.

Gross profit, expressed as a percentage of net service revenues, decreased by 1.0% to 46.4% for the three months ended June 30, 2010, from 47.4% for the three months ended June 30, 2009. The decrease in our gross profit as a percentage of revenue is primarily due to an increase in travel related costs, an increase in employer related benefit costs and an increase in medical supplies.

General and administrative expenses, expressed as a percentage of net service revenues, increased 2.1% to 32.2% for the three months ended June 30, 2010, from 30.1% for the three months ended June 30, 2009. The increase was primarily due to higher selling expenses, which reflects our investment in our sales force and sales management organization, and an increase in overall administrative wages in 2010.

Depreciation and amortization, expressed as a percentage of net service revenues, decreased by 0.3% to 1.2% for the three months ended June 30, 2010, from 1.5% for the three months ended June 30, 2009. Amortization of intangibles, which are principally amortized using accelerated methods, was lower for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

Corporate General and Administrative Expense

Corporate general and administrative expenses increased $0.5 million, or 15.0%, to $3.7 million for the three months ended June 30, 2010, from $3.2 million for the three months ended June 30, 2009. These expenses, expressed as a percentage of net service revenues, increased 0.6% to 5.6% for the three months ended June 30, 2010 as compared to 5.0% for the three months ended June 30, 2009. The increase in corporate general and administrative expenses is primarily due to an increase in compensation related costs for key executive hires and expansion of our reimbursement department for the centralization of home & community billing and collection functions of $0.1 million, an increase of $0.2 million in acquisition related fees, and an increase of $0.2 million in public company professional fees and other administrative costs.

Interest Expense

Net interest expense decreased by $0.3 million, or 28.6%, to $0.8 million for the three months ended June 30, 2010, from $1.1 million for the three months ended June 30, 2009. This net decrease in our net interest expense is due to a reduction in interest rates and lower debt levels resulting from our IPO that was completed in November 2009.

Income Tax Expense

Our effective tax rates for the three months ended June 30, 2010 and 2009 were 34.4% and 30.1%, respectively. The principal difference between the combined Federal and state statutory rate of 38.6% and our effective tax rates is the use of federal work opportunity tax credits. Our annualized estimate of the effective tax rate increased during the second quarter of 2010 due to the notification that certain prior year tax credits would not be reinstated.

Results of Operations

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

The following table sets forth, for the periods indicated, our unaudited consolidated results of operations.

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)
Net service revenues:
Home & Community	$106,845	81.1%	$102,501	80.8%	$4,344	4.2%
Home Health	24,925	18.9	24,304	19.2	621	2.6

Total	131,770	100.0	126,805	100.0	4,965	3.9
Operating income before corporate expenses:
Home & Community	10,983	10.3	10,341	10.1	642	6.2
Home Health	2,694	10.8	3,543	14.6	(849)	(24.0)

Total	13,677	10.4	13,884	10.9	(207)	(1.5)
Corporate general and administrative expenses	7,372	5.6	6,562	5.2	810	12.3
Corporate depreciation and amortization	341	0.3	384	0.3	(43)	(11.2)

Total operating income	5,964	4.5	6,938	5.5	(974)	(14.0)
Interest expense, net	1,468	1.1	2,168	1.7	(700)	(32.3)

Income before income taxes	4,496	3.4	4,770	3.8	(274)	(5.7)
Income tax expense	1,484	1.1	1,474	1.2	10	0.7

Net income	3,012	2.3	3,296	2.6	(284)	(8.6)
Less: Preferred stock dividends, undeclared subject to payment upon conversion; declared and converted November 2009	—	—	(2,284)	(1.8)	2,284	100.0

Net income attributable to common shareholders	$3,012	2.3%	$1,012	0.8%	$2,000	197.6%

Our net service revenues increased by $5.0 million, or 3.9%, to $131.8 million for the six months ended June 30, 2010 compared to $126.8 million for the six months ended June 30, 2009. This increase represents a 4.2% growth in home & community net service revenues and a 2.6% growth in home health net service revenues. Home & community revenue growth was entirely driven by organic growth with an increase in service hours provided and program rate increases. Home health revenue growth was driven by increased Medicare revenues. Total operating income, expressed as a percentage of net service revenues, for the six months ended June 30, 2010 and 2009, was 4.5% and 5.5%, respectively.

Home & Community Segment

The following table sets forth, for the periods indicated, a summary of our home & community segment’s unaudited results of operations through operating income, before corporate expenses:

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)

Net service revenues	$106,845	100.0%	$102,501	100.0%	$4,344	4.2%

Cost of service revenues	79,724	74.6	76,620	74.8	3,104	4.1

Gross profit	27,121	25.4	25,881	25.2	1,240	4.8

General and administrative expenses	14,903	13.9	13,873	13.5	1,030	7.4

Depreciation and amortization	1,235	1.2	1,667	1.6	(432)	(25.9)

Operating income	$10,983	10.3%	$10,341	10.1%	$642	6.2%

Segment Data:

Billable hours (in thousands)	6,424		6,355		69	1.1%

Billable hours per business day	50,582		50,039		543	1.1%

Revenues per billable hour	$16.63		$16.13		$0.50	3.1%

Average weekly census	20,421		20,147		274	1.4%

Net service revenues from state, local and other governmental programs accounted for 94.3% and 96.1% of home & community net service revenues for the six months ended June 30, 2010 and 2009, respectively. Private duty and, to a lesser extent, commercial payors accounted for the remainder of net service revenues.

Net service revenues increased $4.3 million, or 4.2%, to $106.9 million for the six months ended June 30, 2010 compared to $102.6 million for the six months ended June 30, 2009. Net service revenue growth in the home & community segment was entirely driven by organic growth reflecting an increase in billable hours accounting for $1.2 million and an increase in revenues per billable hour accounting for $3.1 million. Cost of service revenues increased $3.1 million, or 4.1%, to $79.7 million for the six months ended June 30, 2010 compared to $76.6 million for the six months ended June 30, 2009. The increase was principally attributable to increased net service revenues.

Gross profit, expressed as a percentage of net service revenues, increased by 0.2% to 25.4% for June 30, 2010, from 25.2% for June 30, 2009. The increase of 0.2% was principally attributed to lower training wages and employee benefit related costs.

General and administrative expenses, expressed as a percentage of net service revenues, increased 0.4% to 13.9% for the six months ended June 30, 2010, from 13.5% for the six months ended June 30, 2009. The increase was primarily due to an increase of $0.7 million in bad debt expense and higher selling expenses. The increase in bad debt expense during 2010 reflects the deterioration in our accounts receivable aging particularly in the private duty business. We continue our implementation of a centralized billing and collection process to enhance controls over our accounts receivable and expect the implementation to be completed during the second half of 2010. We expect our bad debt expense in the second half of 2010 to be comparable with our bad debt expense recorded for the first six months of 2010.

Depreciation and amortization, expressed as a percentage of net service revenues, decreased by 0.4% to 1.2% for the six months ended June 30, 2010, from 1.6% for the six months ended June 30, 2009. Amortization of intangibles, which are principally amortized using accelerated methods, totaled $1.2 million and $1.6 million for the six months ended June 30, 2010 and 2009, respectively.

Home Health Segment

The following table sets forth, for the periods indicated, a summary of our home health segment’s unaudited results of operations through operating income, before corporate expenses:

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)

Net service revenues	$24,925	100.0%	$24,304	100.0%	$621	2.6%

Cost of service revenues	13,490	54.1	12,820	52.7	670	5.2

Gross profit	11,435	45.9	11,484	47.3	(49)	(0.4)

General and administrative expenses	8,420	33.8	7,548	31.1	872	11.6

Depreciation and amortization	321	1.3	393	1.6	(72)	(18.3)

Operating income	$2,694	10.8%	$3,543	14.6%	$(849)	(24.0)%

Segment Data:

Average weekly census:

Medicare	1,533		1,433		100	7.0%

Non-Medicare	1,515		1,536		(21)	(1.4)%

Medicare admissions	4,211		3,802		409	10.8%

Medicare revenues per episode completed	$2,598		$2,521		$77	3.1%

Net service revenues from Medicare accounted for 64.0% and 61.4% of home health net service revenues for the six months ended June 30, 2010 and 2009, respectively. Non-Medicare net service revenues, in order of significance, include Medicaid and other governmental programs (including the Veterans Health Administration), commercial insurers and private duty payors.

Net service revenues increased $0.6 million, or 2.6%, to $24.9 million for the six months ended June 30, 2010 compared to $24.3 million for the six months ended June 30, 2009. Net service revenue growth in the home health segment was attributable to organic growth, which was principally driven by an increase in census. Medicare revenues, increased by $1.0 million, or 7.0%, to $15.9 million at June 30, 2010 from $14.9 million at June 30, 2009, principally due to increased census. Our Medicare revenues per episode completed increased by 3.1% in the for the six months ended June 30, 2010 due to an increase in the acuity level of the patients we served. For the six months ended June 30, 2010 and 2009, our non-Medicare revenues decreased by $0.4 million, or 4.5% to $9.0 million at June 30, 2010 from $9.4 million at June 30, 2009. The decrease was primarily due to selected payors where specific contracts were not renewed, lower rates were negotiated or reduction in the number of consumers receiving continuous care.

Cost of service revenues increased $0.7 million, or 5.2% for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. This increase was principally due to the growth in field staffing levels, which includes associated contract labor, which is driven by an increased in net service revenues and higher travel related costs.

Gross profit, expressed as a percentage of net service revenues, decreased by 1.4% to 45.9% for the six months ended June 30, 2010, from 47.3% for the six months ended June 30, 2009. The decrease in our gross profit is primarily due to lower field staff productivity, higher travel and training related costs, and an increase in medical supply costs.

General and administrative expenses, expressed as a percentage of net service revenues, increased 2.7% to 33.8% for the six months ended June 30, 2010, from 31.1% for the six months ended June 30, 2009. The increase was primarily due to higher selling expenses with the planned expansion of our sales force and sales management organization and severance related costs.

Depreciation and amortization, expressed as a percentage of net service revenues, decreased by 0.3% to 1.3% for the six months ended June 30, 2010, from 1.6% for the six months ended June 30, 2009. Amortization of intangibles, which are principally amortized using accelerated methods, was slightly lower for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Corporate General and Administrative Expense

Corporate general and administrative expenses increased $0.8 million, or 12.3%, to $7.4 million for the six months ended June 30, 2010, from $6.6 million for the six months ended June 30, 2009. These expenses, expressed as a percentage of net service revenues, increased 0.4% to 5.6% for the six months ended June 30, 2010 as compared to 5.2% for the six months ended June 30, 2009. The increase in corporate general and administrative expenses is primarily due to an increase in compensation related costs for key executive hires and expansion of our reimbursement department for the centralization of home & community billing and collection functions of $0.3 million, an increase of $0.5 million in public company professional fees, an increase of $0.2 million in other administrative costs and $0.2 million relating to acquisition fees, which are partially off-set by a $0.4 million reduction in software implementation costs related to the conversion to our licensed information technology system, McKesson Horizon Homecare (“McKesson”).

Interest Expense

Net interest expense decreased by $0.7 million, or 32.3%, to $1.5 million for the six months ended June 30, 2010, from $2.2 million for the six months ended June 30, 2009. This net decrease in our net interest expense is due to a reduction in interest rates and lower debt levels resulting from our IPO that was completed in November 2009.

Income Tax Expense

Our effective tax rates for the six months ended June 30, 2010 and 2009 were 33.0% and 30.9%, respectively. The principal difference between the combined Federal and state statutory rate of 38.6% and our effective tax rates is the use of federal work opportunity tax credits. Our annualized estimate of the effective tax rate increased during the second quarter of 2010 due to the notification that certain prior year tax credits would not be reinstated.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash from operations and borrowings under our credit facility. At June 30, 2010 and December 31, 2009, we had cash balances of $0.9 million and $0.5 million, respectively.

Cash flows from operating activities represent the inflow of cash from our payor clients and the outflow of cash for operating expenses, interest and taxes. The increase in our receivables resulted in a use of cash from operations of $8.1 million for the six months ended June 30, 2010. Due to its revenue deficiencies and financing issues, the State of Illinois has been reimbursing us on a delayed basis with respect to our agreements with our largest payor, the Illinois Department on Aging. As a result, the open net receivable balance related to these agreements increased by $4.9 million for the six months ended June 30, 2010, from $36.3 million as of December 31, 2009 to $41.2 million as of June 30, 2010. These payment delays have adversely impacted, and may further adversely impact, our liquidity, and may result in the need to increase borrowings under our new credit facility. Delayed reimbursements from our other State of Illinois payors and deterioration in the aging in the private duty business have also contributed to the increase in our receivables balances.

On March 18, 2010, we entered into the First Amendment to our new credit facility. The First Amendment (i) increased the maximum aggregate amount of revolving loans available to the Company by $5.0 million to $55.0 million, (ii) modified the Company’s maximum senior debt leverage ratio from 2.75 to 1.0 to 3.00 to 1.0 for the twelve (12) month period ending March 31, 2010 and each twelve (12) month period ending on the last day of each fiscal quarter thereafter and (iii) increased the advance multiple used to determine the amount of the borrowing base from 2.75 to 3.00.

On July 26, 2010, the Company entered into the Second Amendment to its new credit facility. The Second Amendment provides for a new $5.0 million term loan component of the credit facility, the proceeds of which were used to finance a portion of the purchase price payable in connection with the Company’s acquisition of certain assets of Advantage effective July 25, 2010. The new term loan will be repaid in 24 equal monthly installments commencing February 2011. Interest on the new term loan under the credit facility is payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 4.6% or the LIBOR rate for term periods of one, two, three or six months plus a margin of 4.6%. Interest will be paid monthly or at the end of the relevant interest period. The term loan has a maturity date of January 5, 2013. See note 10 of the Notes to the Condensed Consolidated Financial Statements included elsewhere herein. The total consideration payable pursuant to the Purchase Agreement was $8.3 million, comprised of $5.1 million in cash, common stock consideration with a deemed value of $1.2 million resulting in the issuance of 248,000 common shares, $2.0 million in future cash consideration subject to the achievement of certain performance targets set forth in an Earn-Out Agreement and the assumption of certain specified liabilities.

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

As of June 30, 2010 we had $39.3 million outstanding on our new credit facility. After giving effect to the amount drawn on our $55.0 million credit facility, approximately $7.2 million of outstanding letters of credit and borrowing limits based on an advanced multiple of adjusted EBITDA, we had $8.4 million available for borrowing under the new credit facility as of June 30, 2010.

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

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010	2009
	(unaudited)
Net cash provided by (used in) operating activities	$795	$(4,797)
Net cash used in investing activities	(695)	(1,704)
Net cash provided by financing activities	317	1,238

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Net cash provided by operating activities was $0.8 million for the six months ended June 30, 2010, compared to net cash used in operating activities of $4.8 million for the six months ended June 30, 2009. The increase in net cash provided by operating activities during the six months ended June 30, 2010 compared to the six month ended 2009 was primarily the result of a reduction in the amount of cash used for accounts receivable of $7.0 million.

Net cash used in investing activities was $0.7 million for the six months ended June 30, 2010 and $1.7 million for the six months ended June 30, 2009. Our investing activities for the six months ended June 30, 2010 include a payment of $0.4 million pursuant to the contingent payment agreement entered into in connection with a 2008 acquisition, and $0.3 million in capital expenditures. Our investing activities for the six months ended June 30, 2009 included $1.5 million related to contingent payments made on previously acquired businesses and $0.2 million in capital purchases.

Net cash provided by financing activities was $0.3 million for the six months ended June 30, 2010 compared to $1.2 million for the six months ended June 30, 2009. Our financing activities during the six months ended June 30, 2010 were primarily driven by borrowings of $0.8 million under our credit facility offset by payments of $0.5 million on subordinated dividend notes. Our financing activities during the six months ended June 30, 2009 were primarily driven by borrowings on our prior credit facility of $2.4 million and other notes of $2.2 million, which were offset by payments of $3.3 million in payments on our term loan.

Outstanding Accounts Receivable

Outstanding accounts receivable, net of the allowance for doubtful accounts, increased by $6.2 million for the six months ended June 30, 2010 as compared to December 31, 2009. The increase was primarily attributable to higher revenues, delays in reimbursements from certain payors, system conversion issues, and an expansion of our private duty business.

We establish our allowance for doubtful accounts to the extent it is probable that a portion or all of a particular account will not be collected. Our provision for doubtful accounts is estimated and recorded primarily by aging receivables utilizing eight aging categories and applying our historical collection rates to each aging category, taking into consideration factors that might impact the use of historical collection rates or payor groups, with certain large payors analyzed separately from other payor groups. In our evaluation of these estimates, we also consider delays in payment trends in individual states due to budget or funding issues, billing conversions related to acquisitions or internal systems, resubmission of bills with required documentation and disputes with specific payors. We have experienced increases in the aging of our accounts receivable resulting from billing delays during the conversion process, either procedural or internal, related to both acquired agencies and transferring our existing home & community locations from a legacy system to the centralized McKesson operating system. Reasons for the delays include obtaining approvals from federal and state governmental agencies of provider numbers we acquired with our acquisitions, McKesson payor and billing set-up processes and required staff training. During 2009 and the first two quarters of 2010 we have also experienced a significant increase in our private duty business, especially in our home & community segment, which inherently carries a higher collection risk. Unlike our state, local and other governmental payors, these customers are responsible for their own payment (a portion of which may be funded through qualified veteran benefits). Contributing to higher receivable balances are veteran benefits that may take several months to be awarded by the Veterans Health Administration.

Our collection procedures include review of account agings and direct contact with our payors. We have historically not used collection agencies. An uncollectible amount, not governed by amount or aging, is written off to the allowance account only after reasonable collection efforts have been exhausted. The following tables detail our accounts receivable before reserves by payor category, showing Illinois governmental payors separately, and segment and the related allowance amount at June 30, 2010 and December 31, 2009:

	June 30, 2010
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(in thousands, except percentages)
Home & Community

Illinois governmental based programs	$27,543	$17,551	$2,752	$2,142	$49,988
Other state, local and other governmental programs	12,119	851	1,161	1,290	15,421
Private duty and commercial	2,230	983	1,121	279	4,613

	41,892	19,385	5,034	3,711	70,022

Home Health

Medicare	4,952	1,633	531	77	7,193
Other state, local and other governmental programs	1,831	795	247	247	3,120
Private duty and commercial	1,018	321	248	117	1,704
Illinois governmental based programs	257	65	154	188	664

	8,058	2,814	1,180	629	12,681

Total	$49,950	$22,199	$6,214	$4,340	$82,703

Related aging %	60.5%	26.8%	7.5%	5.2%
Allowance for doubtful accounts					$6,056
Reserve as % of gross accounts receivable					7.3%

	December 31, 2009
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(in thousands, except percentages)
Home & Community

Illinois governmental based programs	$26,208	$14,536	$1,685	$543	$42,972
Other state, local and other governmental programs	12,595	1,633	2,274	631	17,133
Private duty and commercial	1,869	809	454	108	3,240

	40,672	16,978	4,413	1,282	63,345

Home Health

Medicare	4,433	1,123	483	157	6,196
Other state, local and other governmental programs	1,726	163	134	126	2,149
Private duty and commercial	1,346	415	397	169	2,327
Illinois governmental based programs	367	187	147	586	1,287

	7,872	1,888	1,161	1,038	11,959

Total	$48,544	$18,866	$5,574	$2,320	$75,304

Related aging %	64.5%	25.1%	7.4%	3.0%
Allowance for doubtful accounts					$4,813
Reserve as % of gross accounts receivable					6.4%

We calculate our days sales outstanding (“DSO”) by taking the accounts receivable outstanding net of the allowance for doubtful accounts and deducting deferred revenues at the end of the period, divided by the total net service revenues for the last quarter, multiplied by the number of days in that quarter. The adjustment for deferred revenues relates to Medicare receivables which are recorded at the inception of each 60 day episode of care at the full requested anticipated payment (“RAP”) amount. Our DSOs at June 30, 2010 and December 31, 2009 were 101 days and 96 days, respectively. The DSO for our largest payor, the Illinois Department on Aging, at June 30, 2010 and December 31, 2009 were 152 days and 142 days, respectively.

Indebtedness

Credit Facility

The new credit facility, most recently amended on July 26, 2010, provides a $55.0 million revolving line of credit expiring November 2, 2014, and a $5.0 million term loan maturing January 5, 2013, and includes a $15.0 million sublimit for the issuance of letters of credit. Substantially all of the subsidiaries of Addus HomeCare are co-borrowers, and Holdings has guaranteed the borrowers’ obligations under the new credit facility. The new credit facility is secured by a first priority security interest in all of Holdings’ and the borrowers’ current and future tangible and intangible assets, including the shares of stock of the borrowers.

The availability of funds under the revolving credit portion of the new credit facility is based on the lesser of (i) the product of adjusted EBITDA, as defined, for the most recent 12-month period for which financial statements have been delivered under the new credit facility agreement multiplied by the specified advance multiple, up to 3.00, less the outstanding senior indebtedness and letters of credit, and (ii) $55.0 million less the outstanding revolving loans and letters of credit. Interest on the revolving line of credit and term loan amounts outstanding under the new credit facility is payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 4.6% or the LIBOR rate for term periods of one, two, three or six months plus a margin of 4.6%. Interest on the new credit facility will be paid monthly or at the end of the relevant interest period, as determined in accordance with the new credit facility agreement. The borrowers will pay a fee equal to 0.5% per annum of the unused portion of the revolving portion of the new credit facility. Issued stand-by letters of credit will be charged at a rate of 2% per annum payable monthly.

The new credit facility contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The new credit facility also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum fixed charge coverage ratio, a requirement to stay below a maximum senior leverage ratio and a requirement to stay below a maximum permitted amount of capital expenditures, as well as restrictions on guarantees, indebtedness, liens, dividends, distributions, investments and loans, subject to customary carve outs, restrictions on Holdings’ and the borrowers’ ability to enter into transactions other than in the ordinary course of business, a restriction on the ability to consummate more than three acquisitions in any calendar year, or for the purchase price of any one acquisition to exceed $0.5 million, in each case without the consent of the lenders, restrictions on mergers, transfers of assets, acquisitions, equipment, subsidiaries and affiliate transactions, subject to customary carve outs, and restrictions on fundamental changes and lines of business. The company was in compliance with all of its covenants at June 30, 2010.

Off-Balance Sheet Arrangements

As of June 30, 2010, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

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

Revenue Recognition

Approximately 95% of our home & community segment revenues for the six months ended June 30, 2010 and 2009, are derived from Medicaid and Medicaid waiver programs under agreements with various state and local authorities. These agreements provide for a service term from one year to an indefinite term. Services are provided based on authorized hours, determined by the relevant state or local agency, at an hourly rate specified in the agreement or fixed by legislation. Services to other payors, such as private or commercial clients, are provided at negotiated hourly rates and recognized in net service revenues as services are provided. We provide for appropriate allowances for uncollectible amounts at the time the services are rendered.

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

The other approximately 40% of revenues in our home health segment are from state and local governmental agencies, the Veterans Health Administration, commercial insurers and private individuals. Services are primarily provided to these payors on a per visit basis based on negotiated rates. As such, net service revenues are readily determinable and recognized at the time the services are rendered. We provide for appropriate allowances for uncollectible amounts at the time the services are rendered.

Accounts Receivable and Allowance for Doubtful Accounts

We are paid for our services primarily by state and local agencies under Medicaid or Medicaid waiver programs, Medicare, commercial insurance companies and private individuals. While our accounts receivable are uncollateralized, our credit risk is somewhat limited due to the significance of Medicare and state agency payors to our results of operations. Laws and regulations governing the Medicaid and Medicare programs are complex and subject to interpretation. Amounts collected may be different than amounts billed due to client eligibility issues, insufficient or incomplete documentation, services at levels other than authorized and other reasons unrelated to credit risk.

Legislation enacted in Illinois entitles designated service program providers to receive delinquent interest on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, interest expense, net. The Company has not recorded any delinquent interest income for the six months ended June 30, 2010.

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

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from fluctuations in interest rates As of June 30, 2010, our weighted average interest rate on our new credit facility was 4.9% on total indebtedness of $39.3 million. The impact on a 1.0% increase or decrease in interest rates would increase or decrease interest expense by $0.4 million.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

On March 26, 2010, a class action lawsuit was filed in the United States District Court for the Northern District of Illinois against the Company, the directors at the time of the IPO, our CFO and the underwriters of the IPO, on behalf of a class consisting of all persons or entities who purchased or otherwise acquired the Company’s common stock in connection with the Company’s IPO, completed November 2, 2009. The Complaint currently asserts claims pursuant to Sections 11 and 15 of the Securities Act of 1933 and alleges, inter alia, that the Company’s registration statement was materially false and/or omitted the following: (1) that the Company’s accounts receivable included at least $1.5 million in aging receivables that should have been reserved for; and (2) that the Company’s home health segment’s revenues were falling short of internal forecasts due to a slowdown in admissions from the Company’s integrated services program due to the State of Illinois’ effort to develop new procedures for integrating care. The plaintiffs are seeking compensatory damages. The Company believes the claims are without merit and intends to defend the litigation vigorously.

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

Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factors discussed under the caption “Risk Factors” set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2009. All references in the Risk Factors in our Annual Report on Form 10-K to the Health Reform Act should be read to mean both the Patient Protection and Affordable Care Act signed into law on March 23, 2010 and the Health Care Education Reconciliation Act of 2010 signed into law on March 30, 2010. Except as set forth below, there have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in our Annual Report on Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Our profitability could be negatively affected by a reduction in reimbursement from Medicare or other payors.

For the year ended December 31, 2009 and the six months ended June 30, 2010, we received approximately 12% and 13%, respectively, of our net service revenues from Medicare. We generally receive fixed payments from Medicare for our services based on a projection of the services required by our consumers, which is generally based on acuity. For our Medicare consumers, we typically receive a 60-day episodic-based payment. Although Medicare currently provides for an annual adjustment of payment rates based on the increase or decrease of the medical care expenditure category of the Consumer Price Index, these rate increases may be less than actual inflation or costs, and could be eliminated or reduced in any given year. The base episode rate for home health services is also subject to an annual market basket adjustment. A market basket is a fixed-weight index that measures the cost of a specified mix of goods and services as compared to a base period. The home health market basket, which is used to adjust annually the Medicare base episodic rate for home health services, measures inflation or deflation in the prices of a mix of home health goods and services. This annual adjustment could also be eliminated or reduced in any given year. The Health Reform Act mandates a 1% reduction in the market basket update for 2011 and 2012 and a market basket productivity adjustment for 2015 and subsequent years. The market basket reductions may result in a negative adjustment. Medicare has in the past reclassified home health resource groups. As a result of reclassifications, we could receive lower reimbursement rates depending on the consumer’s case mix and services provided. Medicare reimbursement rates could also decline due to the imposition of co-payments or other mechanisms that shift responsibility for a portion of the amount payable to beneficiaries. Rates could also decline due to adjustments to the wage index. Our profitability for Medicare reimbursed services largely depends upon our ability to manage the cost of providing these services. If we receive lower reimbursement rates, or if our cost of providing services increases by more than the annual Medicare price adjustment, our profitability could be adversely impacted.

The amount of reimbursement based on the home health market basket may be reduced with respect to an agency seeking reimbursement if certain requirements are not met. Reduction in the payments and cost limits for the identified basket of goods based on deflation or failure to meet certain requirements is referred to in the industry as a market basket reduction. Under the 2010 final regulations, the home health market basket increase will be reduced by two percentage points to zero if an agency fails to submit certain required quality data. The required quality data consists of a set of data elements that are used to assess outcomes for adult homecare patients, which include, among other things, improvements in ambulation, bathing and surgical wound status.

In its March 2010 report to Congress, the Medicare Payment Advisory Commission made several recommendations that could adversely affect the home health industry and potentially our business, including recommendations that Congress rebase the payment system to reflect the average costs of providing services. The Health Reform Act requires CMS to rebase payments for home health services, reducing payments beginning in 2013 with a four-year phase-in and full implementation in 2016. On July 23, 2010, CMS published the Proposed 2011 Home Health PPS Update. A proposed overall reduction in home health payments of 4.75% includes a reduction for each 60-day episode and the conversion factor for NRS of 3.79%. The 3.79% decrease, which also will be imposed in 2012, is a result of the CMS determination that there has been a general increase in case mix that CMS believes is unwarranted. CMS believes that this “case-mix creep” is due to improved coding, coding practice changes, and other behavioral responses to the change in reimbursement that went into effect in 2009, including greater use of high therapy treatment plans above what CMS believes is any increase in patient acuity. CMS warned that it will continue to monitor changes in case-mix. If new data identifies additional increases in case-mix, CMS will impose further reductions that will not be phased in over multiple years.

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

For the year ended December 31, 2009 and the six months ended June 30, 2010, we derived 81% and 79%, respectively, of our net service revenues from agreements that are directly or indirectly paid for by state and local governmental agencies, such as Medicaid funded programs and Medicaid waiver programs. Governmental agencies generally condition their agreements with us upon a sufficient budgetary appropriation. If a governmental agency does not receive an appropriation sufficient to cover its contractual obligations with us, it may terminate an agreement or defer or reduce the amount of the reimbursement we receive. Almost all the states in which we operate are facing budgetary shortfalls due to the current economic downturn and the rising costs of health care, and as a result, have made, are considering or may consider making changes in their Medicaid, Medicaid waiver or other state and local medical and social programs. The Deficit Reduction Act of 2005 permits states to make benefit cuts to their Medicaid programs, which could affect the services for which states contract with us. Changes that states have made or may consider making to address their budget deficits include:

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

Certain of these measures have been implemented by, or are proposed in, states in which we operate. For example, California has considered a number of proposals, including potential changes in eligibility standards and Illinois has delayed payments to providers. Selected programs in Washington, New Jersey, and Missouri have reduced rates in the fiscal year starting July 1, 2010. In 2009 and the six months ended June 30, 2010, we derived approximately 49% and 51%, respectively, of our total net service revenues from services provided in Illinois, 16% and 14%, respectively, of our total net service revenues from services provided in California, 9% and 8%, respectively, of our total net service revenues from services provided in Washington and 7% and 6%, respectively, of our total net service revenues from services provided in Nevada. Because a substantial portion of our business is concentrated in these states, any significant reduction in expenditures that pay for our services in these states and other states in which we do business may have a disproportionately negative impact on our future operating results. Provisions in the Health Reform Act increase eligibility for Medicaid, which may cause a reallocation of Medicaid funding. It is difficult to predict at this time what the effect of these changes would be on our business. If changes in Medicaid policy result in a reduction in available funds for the services we offer, our net service revenues could be negatively impacted.

All states currently benefit from increased federal matching percentage rates (“FMAP”) granted under the American Recovery and Reinvestment Act (“ARRA”), which increases the share of federal dollars paid to states for services to Medicaid beneficiaries. The enhanced percentages are set to expire as of December 31, 2010 which will occur in the middle of most states’ 2011 fiscal years (July 2010 to June 2011). There have been several unsuccessful attempts in Congress to pass an FMAP extension. On August 10, 2010, Congress approved legislation, which we expect will be signed into law by the President, which provides $16.1 billion for a six-month extension of increased FMAP payments to states originally provided under ARRA. Unlike the 6.2% increase in effect until December 2010 provided under ARRA, these increases will be phased down on a quarterly basis, beginning with a 3.2% increase from January through March 2011 followed by a 1.2% increase for April through June 2011. It is difficult to estimate the impact lower FMAP increases will have on state budgets and particularly funding of Medicaid, Medicaid waiver or other state and local medical and social programs. Because a substantial portion of our business is concentrated in these programs, any significant reduction in expenditures that pay for our services may have a disproportionately negative impact on our future operating results.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company dated as of November 2, 2009 (filed on November 20, 2009 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

3.2	Amended and Restated Bylaws of the Company (filed on September 21, 2009 as Exhibit 3.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

4.1	Form of Common Stock Certificate (filed on October 2, 2009 as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

10.1	Joinder, Consent and Amendment No. 2 to Loan and Security Agreement, dated as of July 26, 2010, by and among Addus HealthCare, Inc., Addus HealthCare (South Carolina), Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation and Professional Reliable Nursing Service, Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions that are or may from time to time become parties thereto, and Addus HomeCare Corporation, as guarantor (filed on July 27, 2010 as Exhibit 99.1 to the Company’s Current Report on Form 8-K and incorporated by reference herein)

10.2	Asset Purchase Agreement dated as of July 26, 2010, by and among Addus HealthCare (South Carolina), Inc., Advantage Health Systems, Inc., Paul Mitchell as the Seller Representative and the Sellers set forth on Exhibit A thereto (filed on July 27, 2010 as Exhibit 99.2 to the Company’s Current Report on Form 8-K and incorporated by reference herein)

10.3	Earn-Out Agreement dated as of July 26, 2010, by and among Addus HealthCare (South Carolina), Inc., Advantage Health Systems, Inc., Paul Mitchell as the Seller Representative and the Sellers set forth on therein (filed on July 27, 2010 as Exhibit 99.3 to the Company’s Current Report on Form 8-K and incorporated by reference herein)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADDUS HOMECARE CORPORATION

Date: August 10, 2010	By:	/S/ MARK S. HEANEY
Mark S. Heaney President and Chief Executive Officer (As Principal Executive Officer)

Date: August 10, 2010	By:	/S/ FRANCIS J. LEONARD
Francis J. Leonard Chief Financial Officer (As Principal Financial Officer)

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of the Company dated as of November 2, 2009 (filed on November 20, 2009 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

3.2	Amended and Restated Bylaws of the Company (filed on September 21, 2009 as Exhibit 3.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

4.1	Form of Common Stock Certificate (filed on October 2, 2009 as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

10.1	Joinder, Consent and Amendment No. 2 to Loan and Security Agreement, dated as of July 26, 2010, by and among Addus HealthCare, Inc., Addus HealthCare (South Carolina), Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation and Professional Reliable Nursing Service, Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions that are or may from time to time become parties thereto, and Addus HomeCare Corporation, as guarantor (filed on July 27, 2010 as Exhibit 99.1 to the Company’s Current Report on Form 8-K and incorporated by reference herein)

10.2	Asset Purchase Agreement dated as of July 26, 2010, by and among Addus HealthCare (South Carolina), Inc., Advantage Health Systems, Inc., Paul Mitchell as the Seller Representative and the Sellers set forth on Exhibit A thereto (filed on July 27, 2010 as Exhibit 99.2 to the Company’s Current Report on Form 8-K and incorporated by reference herein)

10.3	Earn-Out Agreement dated as of July 26, 2010, by and among Addus HealthCare (South Carolina), Inc., Advantage Health Systems, Inc., Paul Mitchell as the Seller Representative and the Sellers set forth on therein (filed on July 27, 2010 as Exhibit 99.3 to the Company’s Current Report on Form 8-K and incorporated by reference herein)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith
**	Furnished herewith