Form 10-Q
period 2010-09-30
Addus HomeCare Corp
filed 2010-11-10
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Common Stock $0.001 par value

Shares outstanding at October 31, 2010: 10,751,085

ADDUS HOMECARE CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2010 and December 31, 2009

(amounts and shares in thousands, except per share data)

(Unaudited)

	2010	2009
Assets

Current assets
Cash	$612	$518
Accounts receivable, net of allowances of $6,212 and $4,813 as of September 30, 2010 and December 31, 2009, respectively	75,712	70,491
Prepaid expenses and other current assets	8,719	6,937
Deferred tax assets	6,459	5,700
Income taxes receivable	93	732

Total current assets	91,595	84,378

Property and equipment, net of accumulated depreciation and amortization	3,151	3,133

Other assets
Goodwill	63,702	59,482
Intangibles, net of accumulated amortization	14,423	13,082
Deferred tax assets	64	509
Other assets	764	731

Total other assets	78,953	73,804

Total assets	$173,699	$161,315

Liabilities and stockholders’ equity

Current liabilities
Accounts payable	$4,600	$3,763
Accrued expenses	28,871	25,557
Current maturities of long-term debt	6,369	7,388
Deferred revenue	2,108	2,189

Total current liabilities	41,948	38,897

Long-term debt, less current maturities	44,152	41,851
Other long-term liabilities	1,103	—

Total liabilities	87,203	80,748

Commitments, contingencies and other matters

Stockholders’ equity
Preferred stock—$.001 par value; 10,000 authorized and 0 shares issued and outstanding	—	—
Common stock—$.001 par value; 40,000 authorized; 10,748 and 10,499 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	11	10
Additional paid-in capital	82,048	80,611
Retained earnings (deficit)	4,437	(54)

Total stockholders’ equity	86,496	80,567

Total liabilities and stockholders’ equity	$173,699	$161,315

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months Ended September 30, 2010 and 2009

(amounts and shares in thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Net service revenues	$69,842	$66,803	$201,612	$193,608
Cost of service revenues	49,710	47,148	142,924	136,588

Gross profit	20,132	19,655	58,688	57,020

General and administrative expenses	16,277	14,375	46,972	42,358
Depreciation and amortization	1,058	1,234	2,955	3,678

Total operating expenses	17,335	15,609	49,927	46,036

Operating income	2,797	4,046	8,761	10,984
Interest expense, net	855	1,021	2,323	3,189

Income before income taxes	1,942	3,025	6,438	7,795
Income tax expense	463	935	1,947	2,409

Net income	1,479	2,090	4,491	5,386
Less: Preferred stock dividends, undeclared subject to payment on conversion; declared and converted November 2009	—	(1,157)	—	(3,441)

Net income attributable to common shareholders	$1,479	$933	$4,491	$1,945

Income per common share:
Basic	$0.14	$0.92	$0.43	$1.91

Diluted	$0.14	$0.40	$0.43	$1.04

Weighted average number of common shares and potential common shares outstanding:
Basic	10,681	1,019	10,561	1,019

Diluted	10,681	5,162	10,561	5,167

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2010

(amounts and shares in thousands)

(Unaudited)

	Common Stock		Paid-In Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2009	10,499	$10	$80,611	$(54)	$80,567

Issuance of shares of common stock under restricted stock award agreement	1	1	—	—	1
Stock-based compensation	—	—	197	—	197
Stock issued for acquisitions	248	—	1,240	—	1,240
Net income	—	—	—	4,491	4,491

Balance at September 30, 2010	10,748	$11	$82,048	$4,437	$86,496

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2010 and 2009

(amounts in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net income	$4,491	$5,386
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,955	3,678
Deferred income taxes	—	(249)
Change in fair value of financial instrument	(191)	(395)
Stock-based compensation	197	212
Amortization of debt issuance costs	118	530
Provision for doubtful accounts	3,158	2,097
Changes in operating assets and liabilities:
Accounts receivable	(8,379)	(15,366)
Prepaid expenses and other current assets	(1,782)	(1,830)
Accounts payable	837	862
Accrued expenses	3,426	7,038
Deferred revenue	(81)	(304)
Income taxes	325	93

Net cash provided by operating activities	5,074	1,752

Cash flows from investing activities
Acquisitions of businesses, net of cash received	(5,587)	(1,717)
Purchases of property and equipment	(524)	(356)

Net cash used in investing activities	(6,111)	(2,073)

Cash flows from financing activities
Payments on term loan	—	(4,987)
Net borrowings on revolving credit loan	—	306
Net borrowings on new term loan	5,000	—
Net repayments on new credit facility	(2,500)	—
Payments on subordinated dividend notes	(750)	—
Net borrowings (payments) from other notes	(468)	1,509
Debt issuance costs	(151)	—

Net cash provided by (used in) financing activities	1,131	(3,172)

Net change in cash	94	(3,493)
Cash, at beginning of period	518	6,113

Cash, at end of period	$612	$2,620

Supplemental disclosures of cash flow information
Cash paid for interest	$2,359	$3,204
Cash paid for income taxes	1,309	1,988

Supplemental disclosures of non-cash investing and financing activities
Contingent and deferred consideration accrued for acquisitions	$1,606	$175
Tax benefit related to the amortization of tax goodwill in excess of book basis	309	—
Undeclared accrued preferred stock dividend; declared and converted November 2009	—	3,441

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, the unaudited financial statements reflect all adjustments (all of which are of a normal and recurring nature), which are necessary to present fairly the financial position at September 30, 2010 and December 31, 2009, the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2010 and 2009, the condensed consolidated statements of stockholders’ equity for the nine months ended September 30, 2010, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009. The results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010. All references to September 30, 2010 or to the three and nine months ended September 30, 2010 and 2009 in the notes to the condensed consolidated financial statements are unaudited.

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

Goodwill

The Company’s carrying value of goodwill is the residual of the purchase price over the fair value of the net assets acquired from various acquisitions, including the acquisition of Addus HealthCare, Inc. (“Addus HealthCare”) in 2006. In accordance with ASC Topic 350, “Goodwill and Other Intangible Assets”, goodwill and intangible assets with indefinite useful lives are not amortized. The Company tests goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. Goodwill and indefinite lived intangible assets are required to be tested for impairment at least annually using a two-step method. The first step in the evaluation of goodwill impairment involves comparing the current fair value of each reporting unit to the recorded value, including goodwill. The Company uses the combination of a discounted cash flow model (“DCF”) and the market multiple analysis method to determine the current fair value of each reporting unit. The DCF model was prepared using revenue and expense projections based on the Company’s current operating plan. As such, a number of significant assumptions and estimates are involved in the application of the DCF model to forecast revenue growth, price changes, gross profits, operating expenses and operating cash flows. The cash flows were discounted using a weighted average cost of capital ranging from 13.0% to 16.0%, which was management’s best estimate based on the capital structure of the Company and external industry data. As part of the second step of this evaluation, if the carrying value of goodwill exceeds its fair value, an impairment loss would be recognized.

The Company’s recent decline in earnings for the three and nine months ended September 30, 2010 as compared to the same periods in the prior year, the current Federal and state economic and reimbursement environments and state budgetary pressures to decrease or eliminate services provided by the Company, as well as the Company’s total stockholders’ equity exceeding its market capitalization as of September 30, 2010, are all factors indicating the possibility of an impairment to the Company’s goodwill. The Company is unable to estimate the amount of any potential non-cash goodwill impairment charge at this time, but does expect to complete the analysis by December 31, 2010 in connection with its annual testing. The results of this impairment testing could result in an impairment charge being recorded at December 31, 2010.

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

Long-Lived Assets

The Company reviews its long-lived assets (except goodwill, as described above) for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine if impairment exists, the Company compares the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset, generally determined by discounting the estimated future cash flows. No impairment charges were recorded in the three or nine months ended September 30, 2010 and 2009.

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

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts and shares in thousands)

(Unaudited)

Net Income Per Common Share

Net income per common share, calculated on the treasury stock method, is based on the weighted average number of shares outstanding during the period. The Company’s outstanding securities that may potentially dilute the common stock are stock options. Excluded from the Company’s calculation for the three and nine months ended September 30, 2010 were 563 options which were out-of-the-money and therefore anti-dilutive.

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

3. Acquisitions

On July 26, 2010, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”), pursuant to which the Company acquired certain assets of Advantage Health Systems, Inc., a South Carolina corporation (“Advantage”). The total consideration payable pursuant to the Purchase Agreement was $8,380, comprised of $5,140 in cash, common stock consideration with a deemed value of $1,240 resulting in the issuance of 248 common shares, and a maximum of $2,000 in future cash consideration subject to the achievement of certain performance targets set forth in an Earn-Out Agreement and the assumption of certain specified liabilities.

On July 26, 2010, the Company entered into an amendment (the “Second Amendment”) to its credit facility. The Second Amendment provides for a new term loan component of the credit facility in the aggregate principal amount of $5,000 with a maturity date of January 5, 2013. The requisite lenders also consented to the acquisition, effective July 25, 2010, of certain assets of Advantage, by the Company, pursuant to the Purchase Agreement. The new term loan will be repaid in 24 equal monthly installments commencing February 2011. Interest on the new term loan under the credit facility is payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 4.6% or the LIBOR rate for term periods of one, two, three or six months plus a margin of 4.6%. Interest will be paid monthly or at the end of the relevant interest period.

The Company’s acquisition of Advantage has been accounted for in accordance with ASC 805, “Business Combinations” and the resultant goodwill and other intangible assets will be accounted for under ASC 350 “Goodwill and Other Intangible Assets ”. Assets acquired and liabilities assumed were recorded at their fair values as of September 30, 2010. The total preliminary purchase price is $7,980 and is comprised of:

Total

Cash	$5,140
Issuance of 248 shares of common stock at $5.00 per share (valued at a price per share equal to the average closing price of the Company’s stock for the three most recent trading days preceding the closing, subject to a floor of $5.00 per share)	1,240
Contingent earn-out obligation (net of $92 discount)	1,600

Total preliminary purchase price	$7,980

The contingent earn-out obligation has been recorded at its fair value of $1,600, which is the present value of the Company’s obligation based on probability-weighted estimates of the achievement of certain performance targets, as defined.

Under business combination accounting, the total preliminary purchase price will be allocated to Advantage’s net tangible and identifiable intangible assets based on their estimated fair values. Based upon our management’s preliminary valuation, the total purchase price will be allocated as follows:

Total

Goodwill	$4,191
Identifiable intangible assets	3,631
Property and equipment	158

Total preliminary purchase price allocation	$7,980

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired. Goodwill amounts are not amortized, but rather are tested for impairment at least annually. In the event that we determine that the value of goodwill has become impaired, we will incur an impairment charge for the amount during the fiscal quarter in which such determination is made.

Identifiable intangible assets acquired consist of trade names and trademarks, certificates of need and state licenses, customer relationships, and non-compete agreements. The preliminary estimated fair value of identifiable intangible assets was determined by our management. Amortization is computed using straight-line and accelerated methods based upon the estimated useful lives of the respective assets.

The following table contains unaudited pro forma consolidated income statement information assuming the Advantage acquisition closed on January 1, 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net service revenues	$70,715	$70,139	$209,013	$203,461
Operating income	2,972	4,285	9,299	11,607
Net income	$1,594	$2,205	$4,729	$5,636
Less: Preferred stock dividends, undeclared subject to payment on conversion; declared and converted November 2009	—	(1,157)	—	(3,441)

Net income attributable to common shareholders	$1,594	$1,048	$4,729	$2,195

Basic earnings per share	$0.15	$0.83	$0.44	$1.73
Diluted earnings per share	$0.15	$0.41	$0.44	$1.04

The pro forma disclosures in the table above include adjustments for interest expense, amortization of intangible assets and tax expense to reflect results that are more representative of the combined results of the transactions as if they had occurred on January 1, 2009. This pro forma information is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred. In addition, future results may vary significantly from the results reflected in the pro forma information.

4. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consisted of the following:

	September 30, 2010	December 31, 2009
Prepaid health insurance	$5,862	$4,884
Prepaid workers’ compensation and liability insurance	1,834	1,321
Prepaid rent	205	219
Other	818	513

	$8,719	$6,937

Accrued expenses consisted of the following:

	September 30, 2010	December 31, 2009
Accrued payroll	$12,113	$10,819
Accrued workers’ compensation insurance	7,955	7,131
Accrued payroll taxes	1,883	2,153
Accrued health insurance	4,152	3,318
Accrued interest	563	717
Current portion of contingent earn-out obligation	503	—
Other	1,702	1,419

	$28,871	$25,557

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts and shares in thousands)

(Unaudited)

5. Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2010	December 31, 2009
Revolving credit loan	$36,000	$38,500
Term loan	5,000	—
Subordinated dividend notes bearing interest at 10.0%	7,069	7,819
Insurance notes payable, due May 2010 and bearing interest at 4.7%	—	870
Insurance note payable, due May 2011 and bearing interest at 2.9%	652	—
Subordinated promissory note, due July 2010 and bearing interest at 8.0%	—	250

Subordinated promissory note, due October 2010 and bearing interest at 8.0%	500	500

Subordinated promissory note, due December 2010 and bearing interest at 8.0%	1,250	1,250

Subordinated promissory note, due December 2010 and bearing interest at 6.0%	50	50

Total	50,521	49,239

Less current maturities	(6,369)	(7,388)

Long-term debt	$44,152	$41,851

On November 2, 2009, in conjunction with the Company’s IPO, the Company entered into a new senior secured credit facility, which the Company refers to as the new credit facility. The new credit facility initially provided a $50,000 revolving line of credit with a term of five years, and a $15,000 sublimit for the issuance of letters of credit. Substantially all of the subsidiaries of Holdings are co-borrowers, and Holdings has guaranteed the borrowers’ obligations under the new credit facility. The new credit facility is secured by a first priority security interest in all of Holdings’ and the borrowers’ current and future tangible and intangible assets, including the shares of stock of the borrowers.

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

On July 26, 2010, the Company entered into the Second Amendment to its new credit facility. The Second Amendment provides for a new term loan component of the credit facility in the aggregate principal amount of $5,000 with a maturity date of January 5, 2013. The requisite lenders also consented to the acquisition, effective July 25, 2010, of certain assets of Advantage by the Company, pursuant to the Purchase Agreement. The new term loan will be repaid in 24 equal monthly installments commencing February 2011. Interest on the new term loan under the credit facility is payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 4.6% or the LIBOR rate for term periods of one, two, three or six months plus a margin of 4.6%. Interest will be paid monthly or at the end of the relevant interest period.

The availability of funds under the revolving credit portion of the new credit facility, as amended by the First Amendment, is based on the lesser of (i) the product of adjusted EBITDA, as defined in the new credit facility agreement, for the most recent 12-month period for which financial statements have been delivered under the new credit facility agreement multiplied by the specified advance multiple, up to 3.0, less the outstanding senior indebtedness and letters of credit, and (ii) $55,000 less the outstanding revolving loans and letters of credit. Interest on the amounts outstanding under the revolving credit portion of the new credit facility is payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 4.6% or the LIBOR rate for term periods of one, two, three or six months plus a margin of 4.6%. Interest will be paid monthly or at the end of the relevant interest period, as determined in accordance with the new credit facility agreement. The borrowers will pay a fee equal to 0.5% per annum of the unused portion of the revolving portion of the new credit facility. Issued stand-by letters of credit will be charged at a rate of 2% per annum payable monthly. On September 30, 2010 the interest rate on the revolving credit loan facility was 4.86% (30 day LIBOR rate was 0.26%) and total availability was $9,249.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts and shares in thousands)

(Unaudited)

The new credit facility contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The new credit facility also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum fixed charge coverage ratio, a requirement to stay below a maximum senior leverage ratio and a requirement to stay below a maximum permitted amount of capital expenditures, as well as restrictions on guarantees, indebtedness, liens, dividends, distributions, investments and loans, restrictions on the Company’s ability to enter into transactions other than in the ordinary course of business, a restriction on the ability to consummate more than three acquisitions in any calendar year, or for the purchase price of any one acquisition to exceed $500, in each case without the consent of the lenders, restrictions on mergers, transfers of assets, acquisitions, subsidiaries and affiliate transactions, and restrictions on fundamental changes and lines of business. The Company was in compliance with all of its covenants at September 30, 2010.

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

6. Stockholders’ Equity

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

On July 26, 2010, in conjunction with the purchase of certain assets of Advantage by the Company, pursuant to the Purchase Agreement, the Company issued 248 shares of its common stock with a value of $1,240.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts and shares in thousands)

(Unaudited)

7. Income Taxes

A reconciliation of the statutory federal tax rate of 34% to the annualized effective income tax rate of the Company is summarized as follows:

	Nine Months Ended September 30,
	2010	2009
Federal income tax at statutory rate	34.0%	34.0%
State and local taxes, net of federal benefit	4.7	4.3
Jobs tax credits, net	(9.8)	(8.2)
Nondeductible meals and entertainment, other	1.3	0.8

Effective income tax rate	30.2%	30.9%

8. Segment Data

The Company provides home & community and home health services primarily in the home of the consumer. The Company’s locations and operations are organized principally along these lines of service. The home & community and home health services lines have been identified as reportable segments applying the criteria in ASC Topic 280, Disclosure about Segments of an Enterprise and Related Information. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. Intersegment net service revenues are not significant. All services are provided in the United States.

The Company evaluates the performance of its segments through operating income which excludes corporate depreciation and general corporate expenses. General corporate expenses consist principally of accounting and finance, information systems, billing and collections, human resources and national sales and marketing administration.

The following is a summary of segment information for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net service revenues
Home & Community	$57,311	$53,886	$164,156	$156,387
Home Health	12,531	12,917	37,456	37,221

	$69,842	$66,803	$201,612	$193,608

Operating income
Home & Community	$5,916	$5,434	$16,899	$15,775
Home Health	1,060	2,050	3,754	5,593
General corporate expenses & corporate depreciation	(4,179)	(3,438)	(11,892)	(10,384)

	$2,797	$4,046	$8,761	$10,984

Depreciation and amortization
Home & Community	$712	$844	$1,947	$2,511
Home Health	158	188	479	581
Corporate	188	202	529	586

	$1,058	$1,234	$2,955	$3,678

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts and shares in thousands)

(Unaudited)

9. Commitments and Contingencies

Legal Proceedings

On March 26, 2010, a class action lawsuit was filed in the United States District Court for the Northern District of Illinois on behalf of a class consisting of all persons or entities who purchased or otherwise acquired the Company’s common stock between October 27, 2009 and March 18, 2010, in connection with the Company’s IPO. The Complaint, which was amended on August 10, 2010, asserts claims against the Company and individual officers and directors pursuant to Sections 11 and 15 of the Securities Act of 1933 and alleges, inter alia, that the Company’s registration statement was materially false and/or omitted the following: (1) that the Company’s accounts receivable included at least $1.5 million in aging receivables that should have been reserved for; and (2) that the Company’s home health segment’s revenues were falling short of internal forecasts due to a slowdown in admissions from the Company’s integrated services program due to the State of Illinois’ effort to develop new procedures for integrating care. The plaintiffs are seeking compensatory and other damages. A motion to dismiss the Complaint was filed on behalf of the defendants on September 20, 2010. The Company believes the claims are without merit and intends to defend the litigation vigorously. In addition, on April 16, 2010, Robert W. Baird & Company, on behalf of the underwriters of the IPO, notified the Company that the underwriters are seeking indemnification in respect of the above-referenced action pursuant to the underwriting agreement entered into in connection with the IPO.

On November 1, 2010, a shareholder derivative action was filed in the Circuit Court of Cook County, Illinois, by an alleged shareholder of the Company derivatively on behalf of the Company. See Note 11.

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

10. Significant Payors

A substantial portion of the Company’s net service revenues and accounts receivables are derived from services performed for federal, state and local governmental agencies. Medicare and one state governmental agency accounted for 11.4% and 38.9% of the Company’s net service revenues for the three months ended September 30, 2010, respectively, and 11.8% and 34.9% of the Company’s net service revenues for the three months ended September 30, 2009, respectively. Medicare and one state governmental agency accounted for 11.8% and 37.3% of the Company’s net service revenues for the nine months ended September 30, 2010, respectively, and 11.8% and 33.7% of the Company’s net service revenues for the nine months ended September 30, 2009, respectively. The related receivables due from Medicare and the state agency represented 7.5% and 58.5%, respectively, of the Company’s accounts receivable at September 30, 2010, and 8.1% and 50.8%, respectively, of the Company’s accounts receivable at December 31, 2009.

11. Subsequent Events

On November 1, 2010, a shareholder derivative action was filed on behalf of the Company in the Circuit Court of Cook County, Illinois by Paul Wes Bockley, an alleged shareholder of the Company. The complaint asserts claims against certain individual officers and directors of the Company, and against the Company as a nominal defendant, for breach of fiduciary duty, corporate waste and unjust enrichment based, inter alia, on alleged material misstatements and omissions in the registration statement relating to the Company’s IPO. The alleged misstatements and omissions are essentially the same as those asserted in class action litigation, discussed above. The plaintiff is seeking compensatory damages and other relief including reforms to the Company’s corporate governance and internal procedures.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our unaudited condensed consolidated financial statements and the related notes. This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate.

Overview

We are a comprehensive provider of a broad range of social and medical services in the home. Our services include personal care and assistance with activities of daily living, skilled nursing and rehabilitative therapies, and adult day care. Our consumers are individuals with special needs who are at risk of hospitalization or institutionalization, such as the elderly, chronically ill and disabled. Our payor clients include federal, state and local governmental agencies, the Veterans Health Administration, commercial insurers, and private individuals. We provide our services through over 130 locations across 19 states to over 24,000 consumers.

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

We have historically grown our business primarily through organic growth, complemented with selective acquisitions. Our home & community segment acquisitions have been focused on facilitating entry into new states such as New Jersey, Idaho, Nevada, North Carolina, South Carolina and Georgia, whereas our home health segment acquisitions have been focused on complementing our existing home & community business in Idaho, Indiana and South Carolina, enabling us to provide a more comprehensive range of services in those locations. Acquisitions in the home health segment, while not significant, reflect our goal of being a comprehensive provider of both home & community and home health services in the markets in which we operate.

On July 26, 2010, we entered into an Asset Purchase Agreement (the “Purchase Agreement”), pursuant to which we acquired the operations and certain assets of Advantage Health Systems, Inc., a South Carolina corporation (“Advantage”). Advantage is a provider of home & community, home health and hospice services in South Carolina and Georgia, which expanded our services across 19 states. The total consideration payable pursuant to the Purchase Agreement was $8.3 million, comprised of $5.1 million in cash, common stock consideration with a deemed value of $1.2 million resulting in the issuance of 248,000 common shares, $2.0 million in future cash consideration subject to the achievement of certain performance targets set forth in an Earn-Out Agreement and the assumption of certain specified liabilities.

On November 2, 2009, we completed our initial public offering (“IPO”) consisting of the sale of 5,400,000 shares of common stock at $10.00 per share. After deducting the underwriters’ discounts and transaction fees and expenses, the net proceeds to us from the sale of shares in the IPO were $47.5 million. Transaction costs related to the IPO of $2.7 million were charged directly to additional paid-in capital.

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

On July 23, 2010, Centers for Medicare & Medicaid Services (“CMS”) published its proposed Home Health Prospective Payment System Update for Calendar Year 2011 (“Proposed 2011 Home Health PPS Update”). A proposed overall reduction in the home health payment base rate of 4.9% included a reduction for each 60-day episode and the conversion factor for non-routine medical supplies (“NRS”) of 3.79%. The 3.79% decrease, which also will be imposed in 2012, is a result of the CMS determination that there has been a general increase in case mix that CMS believes is unwarranted. CMS believes that this “case-mix creep” is due to improved coding, coding practice changes, and other behavioral responses to the change in reimbursement that went in to effect in 2009, including greater use of high therapy treatment plans above what CMS believes is any increase in patient acuity. CMS warned that it will continue to monitor changes in case-mix. If new data identifies additional increases in case-mix, CMS will immediately impose further reductions. The Health Reform Act requires a physician certifying a patient for home health services to document that the physician or a non-physician practitioner under the direction of the physician has had a face-to-face encounter with the patient. In CMS’s proposed Home Health Update for 2011 (the “2011 Proposed Home Health Rule”), CMS proposed regulations that would require the face-to-face encounter to take place within thirty days of the home health start date. An additional face-to-face encounter within two weeks of the start date would be required if the original face-to-face encounter did not primarily relate to the reason for the home health services.

On November 3, 2010, CMS released its Home Health Prospective Payment System Update for Calendar Year 2011 (the “Final 2011 Home Health PPS Update”). There will be a 1.1% market basket increase for 2011 (after application of the mandated 1% reduction) and a mandated 3.79% rate reduction. The final 2011 payment base rate reflects a 0.3% decrease from the proposed market basket rate in July 2010. CMS announced that it is postponing its proposed 3.79% reduction in home health rates for calendar year 2012 pending its further monitoring of case-mix changes. Home health agencies that do not submit required quality data will be subject to a 2% reduction in the market basket update.

CMS made some revisions to its proposed regulations regarding face-to-face-encounters. The physician or non-physician practitioner must have a face-to-face encounter with the patient within 90 days of the home health start date. If there is no face-to-face encounter within the 90 day period or if the encounter did not relate to the reason for home health, a face-to-face encounter must occur within 30 days after the home health start date. CMS emphasized that the certification must be dated by the physician (not the home health agency) and the patient must be under the care of a physician while receiving home health services. But, the face-to-face encounter is only required for the initial certification. The certifying physician may not be the home health agency medical director and the physician or non-physician practitioner may not have a financial relationship with the home health agency. CMS also is requiring that for therapy services, a qualified therapist (not a therapy assistant) must assess the patient, measure progress, and document progress toward therapy goals at least once every 30 days. For patients requiring 13 or 19 therapy visits, the qualified therapist must perform this evaluation at the 13th and 19th therapy visit. The requirement is relaxed for patients in rural areas, requiring the qualified therapist evaluation any time after the 10th visit and not later than the 13th visit, and after the 16th therapy visit but not later than the 19th visit. If more than one therapy is furnished, an evaluation must be made by a qualified therapist for each therapy.

CMS also announced that it is going to assess a variety of home health issues, including the current therapy threshold reimbursement. CMS also clarified its rules regarding change of ownership of home health agencies and the 36-month rule. If there is a change of ownership within 36 months of enrollment in Medicare or within 36 months of a prior change of ownership, the home health agency must undergo a new survey. CMS clarified that indirect ownership changes are not subject to the 36-month rule. There are also several exceptions to the 36-month rule but in order to qualify, the home health agency must have submitted two or more consecutive cost reports (excluding low utilization cost reports or no cost report). Exceptions to the 36-month rule include death of an owner and changes in business structure as long as ownership remains the same.

Segments

We operate our business through two segments, home & community services and home health services. We have organized our internal management reports to align with these segment designations. As such, we have identified two reportable segments, home & community and home health, applying the criteria in ASC 280, “Disclosure about Segments of an Enterprise and Related Information”. The following table presents our locations by segment, setting forth acquisitions, start-ups and closures for the period January 1, 2009 to September 30, 2010:

	Home & Community (1)	Home Health	Total
Total at January 1, 2009	91	31	122
Start-ups	3	—	3
Closed/Merged	(2)	(1)	(3)

Total at December 31, 2009	92	30	122

Acquired	8	3	11
Start-ups	2	—	2
Closed/Merged	(1)	—	(1)

Total at September 30, 2010	101	33	134

(1)	Includes five adult day centers in Illinois.

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

For the three and nine months ended September 30, 2010 and 2009, our payor revenue mix by segment was as follows:

	Home & Community
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
State, local and other governmental programs	94.2%	95.6%	94.3%	96.1%
Commercial	0.8	0.4	0.8	0.4
Private duty	5.0	4.0	4.9	3.5

	100.0%	100.0%	100.0%	100.0%

	Home Health
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Medicare	63.3%	60.9%	63.8%	61.2%
State, local and other governmental programs	19.2	21.1	19.7	21.0
Commercial	10.2	11.4	9.8	10.9
Private duty	7.3	6.6	6.7	6.9

	100.0%	100.0%	100.0%	100.0%

We also measure the performance of each segment using a number of different metrics. For our home & community segment, we consider billable hours, billable hours per business day, revenues per billable hour and the number of consumers, or census. For our home health segment, we consider Medicare census, non-Medicare census, Medicare admissions and Medicare revenues per episode completed.

We derive a significant amount of our net service revenues from our operations in Illinois and California, which represented 51.6% and 12.3%; and 48.3% and 16.9%, of our total net service revenues for the three months ended September 30, 2010 and 2009, respectively. Net service revenues from our operations in Illinois and California represented 51.5% and 13.3%; and 46.9% and 17.6%, of our total net service revenues for the nine months ended September 30, 2010 and 2009, respectively.

A significant amount of our net service revenues are derived from two specific payor clients. The Illinois Department on Aging, in the home & community segment, and Medicare, in the home health segment, which accounted for 38.9% and 11.4%; and 34.9% and 11.8% of our total net service revenues for the three months ended September 30, 2010 and 2009, respectively. The Illinois Department on Aging and Medicare accounted for 37.3% and 11.8%; and 33.7% and 11.8% of our total net service revenues for the nine months ended September 30, 2010 and 2009, respectively.

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

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. The differences from the federal statutory rate of 34% are principally due to state taxes and the use of federal employment tax credits.

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

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

The following table sets forth, for the periods indicated, our unaudited consolidated results of operations.

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)
Net service revenues:
Home & Community	$57,311	82.1%	$53,886	80.7%	$3,425	6.4%
Home Health	12,531	17.9	12,917	19.3	(386)	(3.0)

Total	69,842	100.0	66,803	100.0	3,039	4.5
Operating income before corporate expenses:
Home & Community	5,916	10.3	5,434	10.1	482	8.9
Home Health	1,060	8.5	2,050	15.9	(990)	(48.3)

Total	6,976	10.0	7,484	11.2	(508)	(6.8)
Corporate general and administrative expenses	3,991	5.7	3,236	4.9	755	23.3
Corporate depreciation and amortization	188	0.3	202	0.3	(14)	(6.9)

Total operating income	2,797	4.0	4,046	6.0	(1,249)	(30.9)
Interest expense, net	855	1.2	1,021	1.5	(166)	(16.3)

Income before income taxes	1,942	2.8	3,025	4.5	(1,083)	(35.8)
Income tax expense	463	0.7	935	1.4	(472)	(50.5)

Net income	1,479	2.1	2,090	3.1	(611)	(29.2)
Less: Preferred stock dividends, undeclared subject to payment upon conversion; declared and converted November 2009	—	—	(1,157)	(1.7)	1,157	100.0

Net income attributable to common shareholders	$1,479	2.1%	$933	1.4%	$546	58.5%

Our net service revenues increased by $3.0 million, or 4.5%, to $69.8 million for the three months ended September 30, 2010 compared to $66.8 million for the three months ended September 30, 2009. This increase represents a 6.4% growth in home & community net service revenues and a 3.0% decrease in home health net service revenues. Home & community revenue growth was driven by an increase in service hours provided, program rate increases and revenues attributable to the acquisition of Advantage on July 26, 2010. The home health decline in revenue was primarily due to a decrease in non-Medicare census relating to state, local and other governmental programs, as well as a decrease in Medicare revenue resulting from a decline in admissions primarily from integrated services. The decline was partially offset with revenues attributable to the acquisition of Advantage. Total operating income, expressed as a percentage of net service revenues, for the three months ended September 30, 2010 and 2009, was 4.0% and 6.0%, respectively.

Home & Community Segment

The following table sets forth, for the periods indicated, a summary of our home & community segment’s unaudited results of operations through operating income, before corporate expenses:

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)

Net service revenues	$57,311	100.0%	$53,886	100.0%	$3,425	6.4%

Cost of service revenues	42,812	74.7	40,459	75.1	2,353	5.8

Gross profit	14,499	25.3	13,427	24.9	1,072	8.0

General and administrative expenses	7,871	13.7	7,149	13.3	722	10.1

Depreciation and amortization	712	1.3	844	1.5	(132)	(15.6)

Operating income	$5,916	10.3%	$5,434	10.1%	$482	8.9%

Segment Data:

Billable hours (in thousands)	3,371		3,248		123	3.8%

Billable hours per business day	51,867		50,750		1,117	2.2%

Revenues per billable hour	$17.00		$16.59		$0.41	2.5%

Average weekly census	21,335		20,236		1,099	5.4%

Net service revenues from state, local and other governmental programs accounted for 94.2% and 95.6% of home & community net service revenues for the three months ended September 30, 2010 and 2009, respectively. Private duty and, to a lesser extent, commercial payors accounted for the remainder of net service revenues.

Net service revenues increased $3.4 million, or 6.4%, to $57.3 million for the three months ended September 30, 2010 compared to $53.9 million for the three months ended September 30, 2009. Net service revenue growth in the home & community segment was primarily driven by the acquisition of Advantage, which represented $2.0 million or 58.8% of the total segment growth. The remaining increase was attributable to an increase in revenues per billable hour, accounting for $1.3 million, and an increase in billable hours accounting for $0.1 million.

Cost of service revenues increased $2.4 million, or 5.8%, to $42.8 million for the three months ended September 30, 2010 compared to $40.5 million for the three months ended September 30, 2009. The increase was principally attributable to our overall growth in net service revenues.

Gross profit, expressed as a percentage of net service revenues increased by 0.4% to 25.3% for the three month period ended September 30, 2010 compared to 24.9% for the three month period ended September 30, 2009. The increase was principally attributable to an increase of 0.2% related to the margin contribution from the acquisition of Advantage, a 0.2% improvement related to a decrease in workers’ compensation costs and a continued focus on cost reduction.

General and administrative expenses, expressed as a percentage of net service revenues, increased 0.4% to 13.7% for the three months ended September 30, 2010, from 13.3% for the three months ended September 30, 2009. Excluding the acquisition of Advantage, general and administrative expenses, expressed as a percentage of net service revenues, increased 0.3% to 13.6% for the three months ended September 30, 2010, from 13.3% for the three months ended September 30, 2009. This net increase of $0.4 million was primarily due to an increase of $0.3 million in bad debt expense, $0.1 million in wage related costs, $0.1 million in consulting costs, and $0.2 million in general administrative expenses, which were partially offset by a $0.3 million reduction of management bonuses. The increase in bad debt expense during 2010 reflects the deterioration in our accounts receivable aging particularly in our private duty business. We continue our implementation of a centralized billing and collection process to enhance controls over our accounts receivable and expect the implementation to be completed during the fourth quarter of 2010.

Depreciation and amortization, expressed as a percentage of net service revenues, decreased by 0.2% to 1.3% for the three months ended September 30, 2010, from 1.5% for the three months ended September 30, 2009. Amortization of intangibles, which are principally amortized using accelerated methods, totaled $0.7 million and $0.8 million for the three months ended September 30, 2010 and 2009, respectively.

Home Health Segment

The following table sets forth, for the periods indicated, a summary of our home health segment’s unaudited results of operations through operating income, before corporate expenses:

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)

Net service revenues	$12,531	100.0%	$12,917	100.0%	$(386)	(3.0)%

Cost of service revenues	6,898	55.0	6,689	51.8	209	3.1

Gross profit	5,633	45.0	6,228	48.2	(595)	(9.6)

General and administrative expenses	4,415	35.2	3,990	30.9	425	10.7

Depreciation and amortization	158	1.3	188	1.4	(30)	(16.0)

Operating income	$1,060	8.5%	$2,050	15.9%	$(990)	(48.3)%

Segment Data:

Average weekly census:

Medicare	1,434		1,451		(17)	(1.2)%

Non-Medicare	1,504		1,579		(75)	(4.7)%

Medicare admissions	1,960		1,995		(35)	(1.8)%

Medicare revenues per episode completed	$2,646		$2,514		$132	5.3%

Net service revenues from Medicare accounted for 63.3% and 60.9% of home health net service revenues for the three months ended September 30, 2010 and 2009, respectively. Non-Medicare net service revenues include Medicaid and other governmental programs (including the Veterans Health Administration), commercial insurers and private duty payors.

Net service revenues decreased $0.4 million, or 3.0%, to $12.5 million for the three months ended September 30, 2010 compared to $12.9 million for the three months ended September 30, 2009. Revenues from the Advantage acquisition contributed $0.5 million for the three months ended September 30, 2010. Excluding the acquisition of Advantage, net service revenues decreased $0.9 million, or 6.7%, to $12.0 million for the three months ended September 30, 2010. The organic net service revenues decrease was attributable to a decrease of $0.7 million in non-Medicare revenue principally driven by selected payors where specific contracts were not renewed, lower rates were negotiated or we experienced a reduction in the number of consumers receiving continuous care, as well as a decrease of $0.2 million in Medicare revenue resulting from a decline in admissions primarily from our integrated services referrals, partially offset by an increase in our average revenue per episode completed.

Cost of service revenues increased $0.2 million, or 3.1% for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. This increase was principally due to the acquisition of Advantage and a slight increase in the number of visits per episode.

Gross profit, expressed as a percentage of net service revenues, decreased by 3.2% to 45.0% for the three months ended September 30, 2010, from 48.2% for the three months ended September 30, 2009. The decrease in our gross profit as a percentage of revenue is primarily due to favorable Medicaid pricing adjustments in the third quarter of 2009, higher than normal Medicare final claim adjustments and a slight increase in the number of visits per episode, partially offset by a 0.2% benefit related to the margin contribution from the acquisition of Advantage.

General and administrative expenses, expressed as a percentage of net service revenues, increased 4.3% to 35.2% for the three months ended September 30, 2010, from 30.9% for the three months ended September 30, 2009. Excluding the acquisition of Advantage, general and administrative expenses, expressed as a percentage of net service revenues, increased 4.4% to 35.3% for the three months ended September 30, 2010, from 30.9% for the three months ended September 30, 2009. This net increase of $0.2 million was primarily due to an increase in wage related costs of $0.3 million reflecting our investment in sales resources during 2010, an increase in bad debt expense of $0.1 million and $0.2 million in other administrative related expenses which were partially offset by a reduction in management bonuses of $0.4 million.

Depreciation and amortization, expressed as a percentage of net service revenues, decreased by 0.1% to 1.3% for the three months ended September 30, 2010, from 1.4% for the three months ended September 30, 2009. Amortization of intangibles, which are principally amortized using accelerated methods, was lower for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

Corporate General and Administrative Expense

Corporate general and administrative expenses increased $0.8 million, or 23.3%, to $4.0 million for the three months ended September 30, 2010, from $3.2 million for the three months ended September 30, 2009. These expenses, expressed as a percentage of net service revenues, increased 0.8% to 5.7% for the three months ended September 30, 2010 as compared to 4.9% for the three months ended September 30, 2009. The increase in corporate general and administrative expenses is primarily due to $0.3 million in separation costs related to the resignation of our Chief Financial Officer, $0.2 million in class action litigation costs, $0.2 million in legal and integration costs relating to the acquisition of Advantage, and an increase of $0.5 million in public company and other administrative expenses, partially offset by a reduction in management bonuses of $0.4 million.

Interest Expense

Net interest expense decreased by $0.1 million, or 16.3%, to $0.9 million for the three months ended September 30, 2010, from $1.0 million for the three months ended September 30, 2009. This net decrease in our net interest expense is principally due to lower debt levels resulting from our IPO that was completed in November 2009.

Income Tax Expense

Our effective tax rates for the three months ended September 30, 2010 and 2009 were 23.8% and 30.9%, respectively. The principal difference between the combined Federal and state statutory rate of 38.6% and our effective tax rates is the use of Federal employment opportunity tax credits. The decrease in the effective tax rate during the third quarter of 2010 is principally due to the greater benefit provided from our tax credits in proportion to lower pre-tax income.

Results of Operations

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

The following table sets forth, for the periods indicated, our unaudited consolidated results of operations.

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)
Net service revenues:
Home & Community	$164,156	81.4%	$156,387	80.8%	$7,769	5.0%
Home Health	37,456	18.6	37,221	19.2	235	0.6

Total	201,612	100.0	193,608	100.0	8,004	4.1
Operating income before corporate expenses:
Home & Community	16,899	8.4	15,775	8.1	1,124	7.1
Home Health	3,754	1.8	5,593	2.9	(1,839)	(32.9)

Total	20,653	10.2	21,368	11.0	(715)	(3.3)
Corporate general and administrative expenses	11,363	5.6	9,798	5.0	1,565	16.0
Corporate depreciation and amortization	529	0.3	586	0.3	(57)	(9.7)

Total operating income	8,761	4.3	10,984	5.7	(2,223)	(20.2)
Interest expense, net	2,323	1.1	3,189	1.7	(866)	(27.2)

Income before income taxes	6,438	3.2	7,795	4.0	(1,357)	(17.4)
Income tax expense	1,947	1.0	2,409	1.2	(462)	(19.2)

Net income	4,491	2.2	5,386	2.8	(895)	(16.6)
Less: Preferred stock dividends, undeclared subject to payment upon conversion; declared and converted November 2009	—	—	(3,441)	(1.8)	3,441	100.0

Net income attributable to common shareholders	$4,491	2.2%	$1,945	1.0%	$2,546	130.9%

Our net service revenues increased by $8.0 million, or 4.1%, to $201.6 million for the nine months ended September 30, 2010 compared to $193.6 million for the nine months ended September 30, 2009. This increase represents a 5.0% growth in home & community net service revenues and a 0.6% growth in home health net service revenues. Home & community revenue growth was driven by an increase in service hours provided, program rate increases and revenues attributable to the acquisition of Advantage on July 26, 2010. Home health revenue growth was attributable to the acquisition of Advantage. Total operating income, expressed as a percentage of net service revenues, for the nine months ended September 30, 2010 and 2009, was 4.3% and 5.7%, respectively.

Home & Community Segment

The following table sets forth, for the periods indicated, a summary of our home & community segment’s unaudited results of operations through operating income, before corporate expenses:

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)

Net service revenues	$164,156	100.0%	$156,387	100.0%	$7,769	5.0%

Cost of service revenues	122,536	74.6	117,079	74.9	5,457	4.7

Gross profit	41,620	25.4	39,308	25.1	2,312	5.9

General and administrative expenses	22,774	13.9	21,022	13.4	1,752	8.3

Depreciation and amortization	1,947	1.2	2,511	1.6	(564)	(22.5)

Operating income	$16,899	10.3%	$15,775	10.1%	$1,124	7.1%

Segment Data:

Billable hours (in thousands)	9,795		9,600		195	2.0%

Billable hours per business day	51,017		50,262		755	1.5%

Revenues per billable hour	$16.76		$16.29		$0.47	2.9%

Average weekly census	20,725		20,176		549	2.7%

Net service revenues from state, local and other governmental programs accounted for 94.3% and 96.1% of home & community net service revenues for the nine months ended September 30, 2010 and 2009, respectively. Private duty and, to a lesser extent, commercial payors accounted for the remainder of net service revenues.

Net service revenues increased $7.8 million, or 5.0%, to $164.2 million for the nine months ended September 30, 2010 compared to $156.4 million for the nine months ended September 30, 2009. Net service revenue growth in the home & community segment included the Advantage acquisition, which represented $2.0 million or 25.7% of the total segment growth. The remaining increase was attributable to an increase in revenue per billable hour, accounting for $4.5 million, and an increase in billable hours accounting for $1.3 million.

Cost of service revenues increased $5.4 million, or 4.7%, to $122.5 million for the nine months ended September 30, 2010 compared to $117.1 million for the nine months ended September 30, 2009. The increase was principally attributable to our overall growth in net service revenues.

Gross profit, expressed as a percentage of net service revenues, increased by 0.3% to 25.4% for September 30, 2010, from 25.1% for September 30, 2009. The increase of 0.3% was principally due to a decrease in workers’ compensation costs and continued focus on cost reduction, as well as a 0.1% improvement related to the margin contribution from the acquisition of Advantage.

General and administrative expenses, expressed as a percentage of net service revenues, increased 0.5% to 13.9% for the nine months ended September 30, 2010, from 13.4% for the nine months ended September 30, 2009. The increase was primarily due to an increase of $1.0 million in bad debt expense, $0.8 million in higher selling related expenses, and $0.3 million in salaried expenses which were offset by $0.4 million in reductions in management bonuses. The increase in bad debt expense during 2010 reflects the deterioration in our accounts receivable aging. We continue our implementation of a centralized billing and collection process to enhance controls over our accounts receivable and expect the implementation to be completed during the fourth quarter of 2010.

Depreciation and amortization, expressed as a percentage of net service revenues, decreased by 0.4% to 1.2% for the nine months ended September 30, 2010, from 1.6% for the nine months ended September 30, 2009. Amortization of intangibles, which are principally amortized using accelerated methods, totaled $1.8 million and $2.4 million for the nine months ended September 30, 2010 and 2009, respectively.

Home Health Segment

The following table sets forth, for the periods indicated, a summary of our home health segment’s unaudited results of operations through operating income, before corporate expenses:

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)

Net service revenues	$37,456	100.0%	$37,221	100.0%	$235	0.6%

Cost of service revenues	20,388	54.4	19,509	52.4	879	4.5

Gross profit	17,068	45.6	17,712	47.6	(644)	(3.6)

General and administrative expenses	12,835	34.3	11,538	31.0	1,297	11.2

Depreciation and amortization	479	1.3	581	1.6	(102)	(17.6)

Operating income	$3,754	10.0%	$5,593	15.0%	$(1,839)	(32.9)%

Segment Data:

Average weekly census:

Medicare	1,485		1,439		46	3.2%

Non-Medicare	1,523		1,550		(27)	(1.7)%

Medicare admissions	6,190		5,797		393	6.8%

Medicare revenues per episode completed	$2,587		$2,517		$70	2.8%

Net service revenues from Medicare accounted for 63.8% and 61.2% of home health net service revenues for the nine months ended September 30, 2010 and 2009, respectively. Non-Medicare net service revenues, in order of significance, include Medicaid and other governmental programs (including the Veterans Health Administration), commercial insurers and private duty payors.

Net service revenues increased $0.3 million, or 0.6%, to $37.5 million for the nine months ended September 30, 2010 compared to $37.2 million for the nine months ended September 30, 2009. Revenue from the Advantage acquisition contributed $0.5 million to net service revenues for the nine months ended September 30, 2010. Excluding the acquisition of Advantage, net service revenues decreased $0.2 million, or 0.7%, to $37.0 million for the nine months ended September 30, 2010. This net service revenue decline is primarily attributable to non-Medicare related revenues. Our non-Medicare revenues decreased by $1.0 million, or 7.5%, to $13.4 million at September 30, 2010 from $14.4 million at September 30, 2009, principally driven by selected payors where specific contracts were not renewed, lower rates were negotiated or we experienced a reduction in the number of consumers receiving continuous care. Medicare revenues increased by $0.8 million, or 2.9%, to $23.6 million for the nine months ended September 30, 2010 from $22.8 million for the nine months ended September 30, 2009, principally due to a 6.8% increase in Medicare admissions and 2.8% increase in the average Medicare episodic rate.

Cost of service revenues increased $0.9 million, or 4.5% for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. This increase was principally due to the acquisition of Advantage, a slight increase in the number of visits per episode and higher travel related costs.

Gross profit, expressed as a percentage of net service revenues, decreased by 2.0% to 45.6% for the nine months ended September 30, 2010, from 47.6% for the nine months ended September 30, 2009. The decrease in our gross profit as a percentage of revenue is primarily due to favorable Medicaid pricing adjustments in the prior period of 2009, higher than normal Medicare final claim adjustments, an increase in travel-related costs and a slight increase in the number of visits per episode, partially offset by a 0.1% benefit related to the margin contribution from the acquisition of Advantage.

General and administrative expenses, expressed as a percentage of net service revenues, increased 3.3% to 34.3% for the nine months ended September 30, 2010, from 31.0% for the nine months ended September 30, 2009. Excluding the acquisition of Advantage, general and administrative expenses, expressed as a percentage of net service revenues, increased 3.3% to 34.3% for the nine months ended September 30, 2010, from 31.0% for the nine months ended September 30, 2009. This net increase of $1.2 million was primarily due to an increase in wage related expenses of $1.4 million related to the addition of management and sales resources, bad debt expense of $0.1 million and $0.3 million in other administrative expenses which were partially offset by a reduction in management bonus expense of $0.6 million.

Depreciation and amortization, expressed as a percentage of net service revenues, decreased by 0.3% to 1.3% for the nine months ended September 30, 2010, from 1.6% for the nine months ended September 30, 2009. Amortization of intangibles, which are principally amortized using accelerated methods, was slightly lower for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

Corporate General and Administrative Expense

Corporate general and administrative expenses increased $1.6 million, or 16.0%, to $11.4 million for the nine months ended September 30, 2010, from $9.8 million for the nine months ended September 30, 2009. These expenses, expressed as a percentage of net service revenues, increased 0.6% to 5.6% for the nine months ended September 30, 2010 as compared to 5.0% for the nine months ended September 30, 2009. The increase in corporate general and administrative expenses is primarily due to an increase in public company professional fees and other administrative costs of $0.7 million, $0.3 million in separation costs related to the resignation of our Chief Financial Officer, $0.2 million in class action litigation costs, $0.3 million in legal and integration costs relating to the acquisition of Advantage, compensation costs for key executive hires and reimbursement department hires for the centralization of home & community billing and collections functions of $0.5 million, and other administrative costs of $0.4 million, which are partially off-set by a $0.4 million reduction in management bonuses and a $0.4 million reduction in software implementation costs related to the conversion to our licensed information technology system.

Interest Expense

Net interest expense decreased by $0.9 million, or 27.2%, to $2.3 million for the nine months ended September 30, 2010, from $3.2 million for the nine months ended September 30, 2009. This net decrease in our net interest expense is due to a reduction in interest rates and lower debt levels resulting from our IPO that was completed in November 2009.

Income Tax Expense

Our effective tax rates for the nine months ended September 30, 2010 and 2009 were 30.2% and 30.9%, respectively. The principal difference between the combined Federal and state statutory rate of 38.6% and our effective tax rates is the use of Federal employment opportunity tax credits. The decrease in the effective tax rate during the third quarter of 2010 is principally due to the greater benefit provided from our tax credits in proportion to lower pre-tax income.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash from operations and borrowings under our credit facility. At September 30, 2010 and December 31, 2009, we had cash balances of $0.6 million and $0.5 million, respectively.

Cash flows from operating activities represent the inflow of cash from our payor clients and the outflow of cash for payroll and payroll taxes, operating expenses, interest and taxes. The increase in our receivables resulted in a use of cash from operations of $8.4 million for the nine months ended September 30, 2010. Due to its revenue deficiencies and financing issues, the State of Illinois has been reimbursing us on a delayed basis with respect to our agreements with our largest payor, the Illinois Department on Aging. As a result, the open net receivable balance related to these agreements increased by $8.0 million for the nine months ended September 30, 2010, from $36.3 million as of December 31, 2009 to $44.3 million as of September 30, 2010. These payment delays have adversely impacted, and may further adversely impact, our liquidity, and may result in the need to increase borrowings under our new credit facility. Delayed reimbursements from our other State of Illinois payors and deterioration in the aging in the private duty business have also contributed to the increase in our receivables balances.

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

On July 26, 2010, the Company entered into the Second Amendment to its new credit facility. The Second Amendment provides for a new $5.0 million term loan component of the credit facility, the proceeds of which were used to finance a portion of the purchase price payable in connection with the Company’s acquisition of certain assets of Advantage effective July 25, 2010. The new term loan will be repaid in 24 equal monthly installments commencing February 2011. Interest on the new term loan under the credit facility is payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 4.6% or the LIBOR rate for term periods of one, two, three or six months plus a margin of 4.6%. Interest will be paid monthly or at the end of the relevant interest period. The term loan has a maturity date of January 5, 2013. The total consideration payable pursuant to the Purchase Agreement was $8.3 million, comprised of $5.1 million in cash, common stock consideration with a deemed value of $1.2 million resulting in the issuance of 248,000 common shares, $2.0 million in future cash consideration subject to the achievement of certain performance targets set forth in an Earn-Out Agreement and the assumption of certain specified liabilities. The contingent earn-out obligation has been recorded at its fair value of $1.6 million, which is the present value of our obligation based on probability-weighted estimates of the achievement of certain performance targets, as defined.

As of September 30, 2010 we had $36.0 million outstanding on our new credit facility. After giving effect to the amount drawn on our credit facility, approximately $6.8 million of outstanding letters of credit and borrowing limits based on an advanced multiple of adjusted EBITDA, we had $9.2 million available for borrowing under the new credit facility as of September 30, 2010.

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

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010	2009
	(unaudited)
Net cash provided by operating activities	$5,074	$1,752

Net cash used in investing activities	(6,111)	(2,073)
Net cash provided by (used in) financing activities	1,131	(3,172)

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Net cash provided by operating activities was $5.0 million for the nine months ended September 30, 2010, compared to net cash provided by operating activities of $1.8 million for the nine months ended September 30, 2009. The increase of $3.2 million in net cash provided by operating activities during the nine months ended September 30, 2010 was primarily the result of a $7.0 million improvement in the collection of accounts receivable offset by a decrease of $3.6 million in accrued expenses due to the timing of related payments.

Net cash used in investing activities was $6.1 million for the nine months ended September 30, 2010 and $2.1 million for the nine months ended September 30, 2009. Our investing activities for the nine months ended September 30, 2010 include cash due at closing of $5.1 million for the acquisition of Advantage, payment of $0.4 million pursuant to the contingent payment agreement entered into in connection with a 2008 acquisition, and $0.5 million in capital expenditures. Our investing activities for the nine months ended September 30, 2009 included $1.7 million related to contingent payments made on previously acquired businesses and $0.4 million in capital purchases.

Net cash provided by financing activities was $1.1 million for the nine months ended September 30, 2010 compared to net cash used by financing activities of $3.2 million for the nine months ended September 30, 2009. Our financing activities during the nine months ended September 30, 2010 were primarily driven by borrowings of $5.0 million under our new term loan, payments of $2.5 million on our new credit facility, and net payments of $1.4 million on all other notes. Our financing activities during the nine months ended September 30, 2009 were primarily driven by borrowings on our prior credit facility of $0.3 million and other notes of $1.5 million, which were offset by payments of $5.0 million in payments on our term loan.

Outstanding Accounts Receivable

Outstanding accounts receivable, net of the allowance for doubtful accounts, increased by $5.2 million for the nine months ended September 30, 2010 as compared to December 31, 2009. The increase was primarily attributable to higher revenues, delays in reimbursements from certain payors, system conversion issues, and an expansion of our private duty business.

We establish our allowance for doubtful accounts to the extent it is probable that a portion or all of a particular account will not be collected. Our provision for doubtful accounts is estimated and recorded primarily by aging receivables utilizing eight aging categories and applying our historical collection rates to each aging category, taking into consideration factors that might impact the use of historical collection rates or payor groups, with certain large payors analyzed separately from other payor groups. In our evaluation of these estimates, we also consider delays in payment trends in individual states due to budget or funding issues, billing conversions related to acquisitions or internal systems, resubmission of bills with required documentation and disputes with specific payors. We have experienced increases in the aging of our accounts receivable resulting from billing delays during the conversion process, either procedural or internal, related to both acquired agencies and transferring our existing home & community locations from a legacy system to the centralized McKesson operating system. Reasons for the delays include obtaining approvals from federal and state governmental agencies of provider numbers we acquired with our acquisitions, McKesson payor and billing set-up processes and required staff training. During 2009 and the first nine months of 2010 we have also experienced a significant increase in our private duty business, which inherently carries a higher collection risk, especially in our home & community segment. Unlike our state, local and other governmental payors, these customers are responsible for their own payment (a portion of which may be funded through qualified veteran benefits). Contributing to higher receivable balances are veteran benefits that may take several months to be awarded by the Veterans Health Administration.

Our collection procedures include review of account agings and direct contact with our payors. We have historically not used collection agencies. An uncollectible amount, not governed by amount or aging, is written off to the allowance account only after reasonable collection efforts have been exhausted. The following tables detail our accounts receivable before reserves by payor category, showing Illinois governmental payors separately, and segment and the related allowance amount at September 30, 2010 and December 31, 2009:

	September 30, 2010
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(in thousands, except percentages)
Home & Community

Illinois governmental based programs	$28,972	$15,088	$4,927	$1,824	$50,811
Other state, local and other governmental programs	12,092	919	999	1,493	15,503
Private duty and commercial	2,087	913	1,100	536	4,636

	43,151	16,920	7,026	3,853	70,950

Home Health

Medicare	4,246	1,406	385	72	6,109
Other state, local and other governmental programs	1,876	445	363	175	2,859
Private duty and commercial	1,018	203	240	146	1,607
Illinois governmental based programs	238	42	28	91	399

	7,378	2,096	1,016	484	10,974

Total	$50,529	$19,016	$8,042	$4,337	$81,924

Related aging %	61.7%	23.2%	9.8%	5.3%
Allowance for doubtful accounts					$6,212
Reserve as % of gross accounts receivable					7.6%

	December 31, 2009
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(in thousands, except percentages)
Home & Community

Illinois governmental based programs	$26,208	$14,536	$1,685	$543	$42,972
Other state, local and other governmental programs	12,595	1,633	2,274	631	17,133
Private duty and commercial	1,869	809	454	108	3,240

	40,672	16,978	4,413	1,282	63,345

Home Health

Medicare	4,433	1,123	483	157	6,196
Other state, local and other governmental programs	1,726	163	134	126	2,149
Private duty and commercial	1,346	415	397	169	2,327
Illinois governmental based programs	367	187	147	586	1,287

	7,872	1,888	1,161	1,038	11,959

Total	$48,544	$18,866	$5,574	$2,320	$75,304

Related aging %	64.5%	25.1%	7.4%	3.0%
Allowance for doubtful accounts					$4,813
Reserve as % of gross accounts receivable					6.4%

We calculate our days sales outstanding (“DSO”) by taking the accounts receivable outstanding net of the allowance for doubtful accounts and deducting deferred revenues at the end of the period, divided by the total net service revenues for the last quarter, multiplied by the number of days in that quarter. The adjustment for deferred revenues relates to Medicare receivables which are recorded at the inception of each 60 day episode of care at the full requested anticipated payment (“RAP”) amount. Our DSOs at September 30, 2010 and December 31, 2009 were 97 days and 96 days, respectively. The DSO for our largest payor, the Illinois Department on Aging, at September 30, 2010 and December 31, 2009 were 150 days and 142 days, respectively.

Indebtedness

Credit Facility

The new credit facility, most recently amended on July 26, 2010, provides a $55.0 million revolving line of credit expiring November 2, 2014, and a $5.0 million term loan maturing January 5, 2013, and includes a $15.0 million sublimit for the issuance of letters of credit. Substantially all of the subsidiaries of Holdings are co-borrowers, and Holdings has guaranteed the borrowers’ obligations under the new credit facility. The new credit facility is secured by a first priority security interest in all of Holdings’ and the borrowers’ current and future tangible and intangible assets, including the shares of stock of the borrowers.

The availability of funds under the revolving credit portion of the new credit facility is based on the lesser of (i) the product of adjusted EBITDA, as defined, for the most recent 12-month period for which financial statements have been delivered under the new credit facility agreement multiplied by the specified advance multiple, up to 3.00, less the outstanding senior indebtedness and letters of credit, and (ii) $55.0 million less the outstanding revolving loans and letters of credit. Interest on the revolving line of credit and term loan amounts outstanding under the new credit facility is payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 4.6% or the LIBOR rate for term periods of one, two, three or six months plus a margin of 4.6%. Interest on the new credit facility will be paid monthly on or at the end of the relevant interest period, as determined in accordance with the new credit facility agreement. The borrowers will pay a fee equal to 0.5% per annum of the unused portion of the revolving portion of the new credit facility. Issued stand-by letters of credit will be charged at a rate of 2% per annum payable monthly.

The new credit facility contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The new credit facility also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum fixed charge coverage ratio, a requirement to stay below a maximum senior leverage ratio and a requirement to stay below a maximum permitted amount of capital expenditures, as well as restrictions on guarantees, indebtedness, liens, dividends, distributions, investments and loans, subject to customary carve outs, restrictions on Holdings’ and the borrowers’ ability to enter into transactions other than in the ordinary course of business, a restriction on the ability to consummate more than three acquisitions in any calendar year, or for the purchase price of any one acquisition to exceed $0.5 million, in each case without the consent of the lenders, restrictions on mergers, transfers of assets, acquisitions, equipment, subsidiaries and affiliate transactions, subject to customary carve outs, and restrictions on fundamental changes and lines of business. The Company was in compliance with all of its covenants at September 30, 2010.

Off-Balance Sheet Arrangements

As of September 30, 2010, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

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

Revenue Recognition

Approximately 95% of our home & community segment revenues for the nine months ended September 30, 2010 and 2009, are derived from Medicaid and Medicaid waiver programs under agreements with various state and local authorities. These agreements provide for a service term from one year to an indefinite term. Services are provided based on authorized hours, determined by the relevant state or local agency, at an hourly rate specified in the agreement or fixed by legislation. Services to other payors, such as private or commercial clients, are provided at negotiated hourly rates and recognized in net service revenues as services are provided. We provide for appropriate allowances for uncollectible amounts at the time the services are rendered.

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

Legislation enacted in Illinois entitles designated service program providers to receive delinquent interest on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, interest expense, net. The Company has not recorded any delinquent interest income for the nine months ended September 30, 2010.

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

Goodwill and Other Intangible Assets

Intangible assets are stated at fair value at the time of acquisition and the carrying value of goodwill is the residual of the purchase price over the fair value of the net assets acquired and liabilities assumed. Our intangible assets with finite lives, consisting of trade names, trademarks and non-compete agreements, are amortized principally on accelerated methods based upon their estimated useful lives. In accordance with ASC Topic 350, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives, of which we have none, are not amortized. Goodwill and indefinite lived intangible assets are required to be tested for impairment at least annually using a two-step method. We test goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever circumstances change, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. The evaluation of goodwill impairment involves comparing the current fair value of each reporting unit to the recorded value, including goodwill. We use a combination of a discounted cash flow, or DCF, model and the market multiple analysis method to determine the current fair value of each reporting unit. The DCF model was prepared using revenue and expense projections based on our current operating plan. As such, a number of significant assumptions and estimates are involved in the application of the DCF model to forecast revenue growth, price changes, gross profits, operating expenses and operating cash flows. As part of the second step of this evaluation, if the carrying value of goodwill exceeds its fair value, an impairment loss would be recognized.

As a result of our recent decline in earnings for the three and nine months ended September 30, 2010 as compared to the same periods in the prior year, the current Federal and state economic and reimbursement environments and state budgetary pressures to decrease or eliminate services we provide, as well as our total stockholders’ equity exceeding our market capitalization as of September 30, 2010, are all factors indicating the possibility of an impairment to our goodwill. We are unable to estimate the amount of any potential non-cash goodwill impairment charge at this time, but we expect to complete the analysis by December 31, 2010 in connection with our annual testing. The results of this impairment testing could result in an impairment charge being recorded at December 31, 2010.

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

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from fluctuations in interest rates As of September 30, 2010, our weighted average interest rate on our new credit facility was 4.9% on total indebtedness of $41.0 million. The impact on a 1.0% increase or decrease in interest rates would increase or decrease interest expense by $0.4 million.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

On March 26, 2010, a class action lawsuit was filed in the United States District Court for the Northern District of Illinois on behalf of a class consisting of all persons or entities who purchased or otherwise acquired the Company’s common stock between October 27, 2009 and March 18, 2010, in connection with the Company’s IPO. The Complaint, which was amended on August 10, 2010, asserts claims against the Company and individual officers and directors pursuant to Sections 11 and 15 of the Securities Act of 1933 and alleges, inter alia, that the Company’s registration statement was materially false and/or omitted the following: (1) that the Company’s accounts receivable included at least $1.5 million in aging receivables that should have been reserved for; and (2) that the Company’s home health segment’s revenues were falling short of internal forecasts due to a slowdown in admissions from the Company’s integrated services program due to the State of Illinois’ effort to develop new procedures for integrating care. The plaintiffs are seeking compensatory and other damages. A motion to dismiss the Complaint was filed on behalf of the defendants on September 20, 2010. The Company believes the claims are without merit and intends to defend the litigation vigorously.

In addition, on April 16, 2010, Robert W. Baird & Company, on behalf of the underwriters of the IPO, notified the Company that the underwriters are seeking indemnification in respect of the above-referenced action pursuant to the underwriting agreement entered into in connection with the IPO.

The description of the class action lawsuit should be read in conjunction with the disclosures made in the Company’s quarterly reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.

On November 1, 2010, a shareholder derivative action was filed on behalf of the Company in the Circuit Court of Cook County, Illinois by Paul Wes Bockley, an alleged shareholder of the Company. The complaint asserts claims against certain individual officers and directors of the Company, and against the Company as a nominal defendant, for breach of fiduciary duty, corporate waste and unjust enrichment based, inter alia, on alleged material misstatements and omissions in the registration statement relating to the Company’s IPO. The alleged misstatements and omissions are essentially the same as those asserted in class action litigation, discussed above. The plaintiff is seeking compensatory damages and other relief including reforms to the Company’s corporate governance and internal procedures.

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

For the year ended December 31, 2009 and the nine months ended September 30, 2010, we received approximately 12% and 13%, respectively, of our net service revenues from Medicare. We generally receive fixed payments from Medicare for our services based on a projection of the services required by our consumers, which is generally based on acuity. For our Medicare consumers, we typically receive a 60-day episodic-based payment. Although Medicare currently provides for an annual adjustment of payment rates based on the increase or decrease of the medical care expenditure category of the Consumer Price Index, these rate increases may be less than actual inflation or costs, and could be eliminated or reduced in any given year. The base episode rate for home health services is also subject to an annual market basket adjustment. A market basket is a fixed-weight index that measures the cost of a specified mix of goods and services as compared to a base period. The home health market basket, which is used to adjust annually the Medicare base episodic rate for home health services, measures inflation or deflation in the prices of a mix of home health goods and services. This annual adjustment could also be eliminated or reduced in any given year. The Health Reform Act mandates a 1% reduction in the market basket update for 2011 and 2012 and a market basket productivity adjustment for 2015 and subsequent years. The market basket reductions may result in a negative adjustment. Medicare has in the past reclassified home health resource groups. As a result of reclassifications, we could receive lower reimbursement rates depending on the consumer’s case mix and services provided. Medicare reimbursement rates could also decline due to the imposition of co-payments or other mechanisms that shift responsibility for a portion of the amount payable to beneficiaries. Rates could also decline due to adjustments to the wage index. Changes could also occur in the therapy payment thresholds. Our profitability for Medicare reimbursed services largely depends upon our ability to manage the cost of providing these services. If we receive lower reimbursement rates, or if our cost of providing services increases by more than the annual Medicare price adjustment, our profitability could be adversely impacted.

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

In its March 2010 report to Congress, the Medicare Payment Advisory Commission made several recommendations that could adversely affect the home health industry and potentially our business, including recommendations that Congress rebase the payment system to reflect the average costs of providing services. The Health Reform Act requires CMS to rebase payments for home health services, reducing payments beginning in 2013 with a four-year phase-in and full implementation in 2016. On July 23, 2010, CMS published the Proposed 2011 Home Health PPS Update. A proposed overall reduction in the home health payment base rate of 4.9% included a reduction for each 60-day episode and the conversion factor for NRS of 3.79%. The 3.79% decrease, which also will be imposed in 2012, is a result of the CMS determination that there has been a general increase in case mix that CMS believes is unwarranted. CMS believes that this “case-mix creep” is due to improved coding, coding practice changes, and other behavioral responses to the change in reimbursement that went into effect in 2009, including greater use of high therapy treatment plans above what CMS believes is any increase in patient acuity. CMS warned that it will continue to monitor changes in case-mix. If new data identifies additional increases in case-mix, CMS will impose further reductions that will not be phased in over multiple years.

On November 3, 2010, CMS released its Home Health Prospective Payment System Update for Calendar Year 2011 (the “Final 2011 Home Health PPS Update”). There will be a 1.1% market basket increase for 2011 (after application of the mandated 1% reduction) and a mandated 3.79% rate reduction. The final 2011 payment base rate reflects a 0.3% decrease from the proposed market basket rate in July 2010. CMS announced that it is postponing its proposed 3.79% reduction in home health rates for calendar year 2012 pending its further monitoring of case-mix changes. Home health agencies that do not submit required quality data will be subject to a 2% reduction in the market basket update.

CMS made some revisions to its proposed regulations regarding face-to-face-encounters. The physician or non-physician practitioner must have a face-to-face encounter with the patient within 90 days of the home health start date. If there is no face-to-face encounter within the 90 day period or if the encounter did not relate to the reason for home health, a face-to-face encounter must occur within 30 days after the home health start date. CMS emphasized that the certification must be dated by the physician (not the home health agency) and the patient must be under the care of a physician while receiving home health services. But, the face-to-face encounter is only required for the initial certification. The certifying physician may not be the home health agency medical director and the physician or non-physician practitioner may not have a financial relationship with the home health agency. CMS also is requiring that for therapy services, a qualified therapist (not a therapy assistant) must assess the patient, measure progress, and document progress toward therapy goals at least once every 30 days. For patients requiring 13 or 19 therapy visits, the qualified therapist must perform this evaluation at the 13th and 19th therapy visit. The requirement is relaxed for patients in rural areas, requiring the qualified therapist evaluation any time after the 10th visit and not later than the 13th visit, and after the 16th therapy visit but not later than the 19th visit. If more than one therapy is furnished, an evaluation must be made by a qualified therapist for each therapy.

CMS also announced that it is going to assess a variety of home health issues, including the current therapy threshold reimbursement. CMS also clarified its rules regarding change of ownership of home health agencies and the 36-month rule. If there is a change of ownership within 36 months of enrollment in Medicare or within 36 months of a prior change of ownership, the home health agency must undergo a new survey. CMS clarified that indirect ownership changes are not subject to the 36-month rule. There are also several exceptions to the 36-month rule but in order to qualify, the home health agency must have submitted two or more consecutive cost reports (excluding low utilization cost reports or no cost report). Exceptions to the 36-month rule include death of an owner and changes in business structure as long as ownership remains the same.

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

For the year ended December 31, 2009 and the nine months ended September 30, 2010, we derived 80% and 79%, respectively, of our net service revenues from agreements that are directly or indirectly paid for by state and local governmental agencies, such as Medicaid funded programs and Medicaid waiver programs. Governmental agencies generally condition their agreements with us upon a sufficient budgetary appropriation. If a governmental agency does not receive an appropriation sufficient to cover its contractual obligations with us, it may terminate an agreement or defer or reduce the amount of the reimbursement we receive. Almost all the states in which we operate are facing budgetary shortfalls due to the current economic downturn and the rising costs of health care, and as a result, have made, are considering or may consider making changes in their Medicaid, Medicaid waiver or other state and local medical and social programs. The Deficit Reduction Act of 2005 permits states to make benefit cuts to their Medicaid programs, which could affect the services for which states contract with us. Changes that states have made or may consider making to address their budget deficits include:

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

Certain of these measures have been implemented by, or are proposed in, states in which we operate. For example, California has considered a number of proposals, including potential changes in eligibility standards and Illinois has delayed payments to providers. Selected programs in Washington, New Jersey, and Missouri have reduced rates in the fiscal year starting July 1, 2010. In 2009 and the nine months ended September 30, 2010, we derived approximately 52% and 51%, respectively, of our total net service revenues from services provided in Illinois, 13% and 14%, respectively, of our total net service revenues from services provided in California, 8% and 8%, respectively, of our total net service revenues from services provided in Washington and 6% and 6%, respectively, of our total net service revenues from services provided in Nevada. Because a substantial portion of our business is concentrated in these states, any significant reduction in expenditures that pay for our services in these states and other states in which we do business may have a disproportionately negative impact on our future operating results. Provisions in the Health Reform Act increase eligibility for Medicaid, which may cause a reallocation of Medicaid funding. It is difficult to predict at this time what the effect of these changes would be on our business. If changes in Medicaid policy result in a reduction in available funds for the services we offer, our net service revenues could be negatively impacted.

All states currently benefit from increased federal matching percentage rates (“FMAP”) granted under the American Recovery and Reinvestment Act (“ARRA”), which increases the share of federal dollars paid to states for services to Medicaid beneficiaries. On August 10, 2010, Congress approved legislation which provides $16.1 billion for a six-month extension through June 30, 2011 of increased FMAP payments to states originally provided under ARRA. Unlike the 6.2% increase in effect until December 2010 provided under ARRA, these increases will be phased down on a quarterly basis, beginning with a 3.2% increase from January through March 2011 followed by a 1.2% increase for April through June 2011. It is difficult to estimate the impact lower FMAP increases will have on state budgets and particularly funding of Medicaid, Medicaid waiver or other state and local medical and social programs. Because a substantial portion of our business is concentrated in these programs, any significant reduction in expenditures that pay for our services may have a disproportionately negative impact on our future operating results.

Failure of physicians or non-physician practitioners to have required face-face-encounters could adversely affect our ability to attract new patients.

The Health Reform Act requires a physician or non-physician practitioner to have a face-to-face encounter with each new home health patient. CMS is requiring an encounter related to the reason for home health services to occur within 90 day prior to the home health start date or within 30 days after the start date. If face-to-face encounters become burdensome, some patients may not be able to receive home health services, which could have a negative impact on our future operating results.

Continued declines in earnings could create future liquidity problems.

The availability of funds under the revolving credit portion of our new credit facility is based on the lesser of (i) the product of adjusted EBITDA, as defined, for the most recent 12-month period multiplied by the specified advance multiple, up to 3.0, less the outstanding senior indebtedness and letters of credit or (ii) $55.0 million less the outstanding revolving loans and letters of credit. As of September 30, 2010 total availability under the new credit facility was $9.2 million. As a result of our recent decline in earnings for the three and nine months ended September 30, 2010 as compared to the same periods in the prior year, the Federal and state economic and reimbursement environments and state budgetary pressures to decrease or eliminate services we provide, our earnings could continue to be negatively affected. This decrease in earnings would reduce the availability of funds under our new credit facility which could have a negative impact on our future operating results.

If we were required to write down all or part of our goodwill and/or our intangible assets, our net earnings and net worth could be materially adversely affected.

Goodwill and intangible assets with finite lives represent a significant portion of our assets. We had $63.7 million of goodwill and $14.4 million of intangible assets recorded on our consolidated balance sheet at September 30, 2010. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill has been impaired. We also perform an annual review of our goodwill and intangible assets to determine if they have become impaired which would require us to write down the impaired portion of these assets. If we were required to write down all or a significant part of our goodwill and/or intangible assets, our net earnings and net worth could be materially adversely affected.

Our future operating results may be affected by our ability to fill key management positions.

Our success depends largely on the efforts and abilities of senior management, particularly the executive management team. Our executive management team is currently in transition as we search for a new chief financial officer and look to add another executive to our management team in a newly created role of chief operating officer. In addition, a consultant has been engaged to oversee our home health services operations on an interim basis until a permanent replacement is hired.

The loss of one or more of the members of the executive management team or the inability of a new management team to successfully execute our strategies may adversely affect our business. In addition, we may not be successful in attracting and retaining executive management or other key personnel.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On October 20, 2010, the Company issued 2,762 restricted shares of its common stock having an aggregate value of $10,000 based on the closing price of the Company’s common stock on The Nasdaq Global Market on the date of the grant (the “Restricted Stock”) to Dirk Allison in connection with his appointment to the Company’s board of directors. The Restricted Stock will vest equally over a three-year period subject to the terms and conditions provided in the Company’s 2009 Stock Incentive Plan. The issuance of the Restricted Stock was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

Item 5.	Other Information

On September 8, 2010, the Company’s board of directors adopted changes to the Company’s independent director compensation policy such that independent directors receive $1,500 per in-person scheduled board meeting (whether attended in person or telephonically) and $750 per telephonic board meeting.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company dated as of November 2, 2009 (filed on November 20, 2009 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

3.2	Amended and Restated Bylaws of the Company (filed on September 21, 2009 as Exhibit 3.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

4.1	Form of Common Stock Certificate (filed on October 2, 2009 as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

10.1	Joinder, Consent and Amendment No. 2 to Loan and Security Agreement, dated as of July 26, 2010, by and among Addus HealthCare, Inc., Addus HealthCare (South Carolina), Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation and Professional Reliable Nursing Service, Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions that are or may from time to time become parties thereto, and Addus HomeCare Corporation, as guarantor (filed on July 27, 2010 as Exhibit 99.1 to the Company’s Current Report on Form 8-K and incorporated by reference herein)

10.2	Asset Purchase Agreement dated as of July 26, 2010, by and among Addus HealthCare (South Carolina), Inc., Advantage Health Systems, Inc., Paul Mitchell as the Seller Representative and the Sellers set forth on Exhibit A thereto (filed on July 27, 2010 as Exhibit 99.2 to the Company’s Current Report on Form 8-K and incorporated by reference herein)

10.3	Earn-Out Agreement dated as of July 26, 2010, by and among Addus HealthCare (South Carolina), Inc., Advantage Health Systems, Inc., Paul Mitchell as the Seller Representative and the Sellers set forth on therein (filed on July 27, 2010 as Exhibit 99.3 to the Company’s Current Report on Form 8-K and incorporated by reference herein)

10.4	Separation Agreement and General Release, dated as of September 2, 2010, between Addus HealthCare, Inc. and Frank Leonard (filed on September 7, 2010 as Exhibit 99.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference)

10.5	Form of Indemnification Agreement (filed on July 17, 2009 as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

10.6	Summary of Independent Director Compensation Policy*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADDUS HOMECARE CORPORATION

Date: November 10, 2010	By:	/S/ MARK S. HEANEY
Mark S. Heaney President and Chief Executive Officer (As Principal Executive Officer)

Date: November 10, 2010	By:	/S/ FRANCIS J. LEONARD
Francis J. Leonard Chief Financial Officer (As Principal Financial Officer)

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of the Company dated as of November 2, 2009 (filed on November 20, 2009 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

3.2	Amended and Restated Bylaws of the Company (filed on September 21, 2009 as Exhibit 3.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

4.1	Form of Common Stock Certificate (filed on October 2, 2009 as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

10.1	Joinder, Consent and Amendment No. 2 to Loan and Security Agreement, dated as of July 26, 2010, by and among Addus HealthCare, Inc., Addus HealthCare (South Carolina), Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation and Professional Reliable Nursing Service, Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions that are or may from time to time become parties thereto, and Addus HomeCare Corporation, as guarantor (filed on July 27, 2010 as Exhibit 99.1 to the Company’s Current Report on Form 8-K and incorporated by reference herein)

10.2	Asset Purchase Agreement dated as of July 26, 2010, by and among Addus HealthCare (South Carolina), Inc., Advantage Health Systems, Inc., Paul Mitchell as the Seller Representative and the Sellers set forth on Exhibit A thereto (filed on July 27, 2010 as Exhibit 99.2 to the Company’s Current Report on Form 8-K and incorporated by reference herein)

10.3	Earn-Out Agreement dated as of July 26, 2010, by and among Addus HealthCare (South Carolina), Inc., Advantage Health Systems, Inc., Paul Mitchell as the Seller Representative and the Sellers set forth on therein (filed on July 27, 2010 as Exhibit 99.3 to the Company’s Current Report on Form 8-K and incorporated by reference herein)

10.4	Separation Agreement and General Release, dated as of September 2, 2010, between Addus HealthCare, Inc. and Frank Leonard (filed on September 7, 2010 as Exhibit 99.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference)

10.5	Form of Indemnification Agreement (filed on July 17, 2009 as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

10.6	Summary of Independent Director Compensation Policy*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith
**	Furnished herewith