Form 10-K
period 2010-12-31
Addus HomeCare Corp
filed 2011-03-28
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the last sale price on The Nasdaq Global Market on June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was $33,081,211.

As of March 25, 2011, there were 10,751,086 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2011 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2010 fiscal year) are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

When included in this Annual Report on Form 10-K, or in other documents that we file with the Securities and Exchange Commission (“SEC”) or in statements made by or on behalf of the Company, words like “believes,” “belief,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “would,” “should” and similar expressions are intended to identify forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. These risks and uncertainties include, but are not limited to the following: changes in Medicare and other medical payment levels, changes in or our failure to comply with existing Federal and State laws or regulations or the inability to comply with new government regulations on a timely basis, competition in the homecare industry, changes in the case mix of consumers and payment methodologies, changes in estimates and judgments associated with critical accounting policies, our ability to maintain or establish new referral sources, our ability to attract and retain qualified personnel, changes in payments and covered services due to the economic downturn and deficit spending by Federal and State governments, future cost containment initiatives undertaken by third party payors, our access to financing due to the volatility and disruption of the capital and credit markets, our ability to meet debt service requirements and comply with covenants in debt agreements, business disruptions due to natural disasters or acts of terrorism, our ability to integrate and manage our information systems, our expectations regarding the size and growth of the market for our services, the acceptance of privatized social services, our expectations regarding changes in reimbursement rates, authorized hours and eligibility standards of state governmental agencies, the potential to settle litigation, and the effect of those changes on our results of operations in 2011 or for periods thereafter, our ability to successfully implement our integrated service model to grow our business, our ability to continue identifying and pursuing acquisition opportunities and expand into new geographic markets, the effectiveness, quality and cost of our services and various other matters, many of which are beyond our control.

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

Unless otherwise provided, “Addus,” “we,” “us,” “our,” and the “Company” refer to Addus HomeCare Corporation and our consolidated subsidiaries and “Holdings” refers to Addus HomeCare Corporation. When we refer to 2010, 2009, and 2008, we mean the twelve month period then ended December 31, unless otherwise provided.

A copy of this Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC, including all exhibits, is available on our internet website at http://www.addus.com on the “Investor Relations” page link. Information contained on, or accessible through, our website is not a part of, and is not incorporated by reference into, this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

Overview

We are a comprehensive provider of a broad range of social and medical services in the home. Our services include personal care and assistance with activities of daily living, skilled nursing and rehabilitative therapies, and adult day care. Our consumers are individuals with special needs who are at risk of hospitalization or institutionalization, such as the elderly, chronically ill and disabled. Our payor clients include federal, state and local governmental agencies, commercial insurers, and private individuals. We provide our services through over 129 locations across 19 states to over 27,000 consumers.

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

The comprehensive nature of our social and medical services enables us to maintain a long-term relationship with our consumers as their needs change over time and provides us with diversified sources of revenue. To meet our consumers’ changing needs, we utilize an integrated service delivery model approach that allows our consumers to access social and medical services from one homecare provider and appeals to referral sources who are seeking a provider with a breadth of services, scale and systems to meet consumers’ needs effectively. Our integrated service model is designed to reduce service duplication, which lowers health care costs, enhances consumer outcomes and satisfaction and lowers our operating costs, as well as drives our internal growth strategy. In our target markets, our care and service coordinators work with our caregivers, consumers and their providers to review our consumers’ current and anticipated service needs and, based on this continuous review, identify areas of service duplication or new service opportunities. This approach, combined with our integrated service delivery model, enabled us to derive approximately 25% of our Medicare home health cases in 2010 from our home & community consumer base.

Addus HomeCare Corporation was incorporated in Delaware in 2006 under the name Addus Holding Corporation for the purpose of acquiring Addus HealthCare, Inc. (“Addus HealthCare”). Addus HealthCare was founded in 1979. Our principal executive offices are located at 2401 South Plum Grove Road, Palatine, Illinois 60067. Our telephone number is (847) 303-5300.

Our Market and Opportunity

We provide services to the elderly and adult infirmed who need long-term care and assistance with essential, routine tasks of life, as well as Medicare-eligible beneficiaries who are in need of recuperative care services following an acute medical condition. The Georgetown University Long-Term Care Financing Project estimated total expenditures in 2005 for services such as these, including services provided in the home or in a community-based setting, as well as in institutions such as skilled nursing facilities, at over $205 billion. It is estimated that 49.0% of these expenditures were paid for by Medicaid, 20.4% by Medicare, 18.1% by private pay, 7.2% by private insurance and 5.3% by other sources. Homecare services is the fastest growing segment within this overall market. According to Thomson Reuters (formerly Metstat), Medicaid expenditures for home & community services increased from $7.5 billion in 1995 to $37.9 billion in 2007, representing a compound annual growth rate, or CAGR, of 14.4%. According to the Medicare Payment Advisory Commission, or MedPAC, an independent congressional agency that advises Congress on issues involving the Medicare program. Medicare expenditures on home health care increased from $8.5 billion in 2001 to $13.7 billion in 2007, representing a CAGR of 8.3%. According to MedPAC, Medicare spent $19 billion on home health care in 2009.

According to the Centers for Medicare and Medicaid Services, or CMS, payment for homecare services, which does not include personal care services funded primarily under Medicaid waiver programs, was $59 billion in 2007, and is forecasted to increase to $135 billion in 2018, representing a CAGR of 7.8%. In addition to the projected growth of government-sponsored homecare services, the private duty market for our services is growing rapidly. We provide our private duty consumers with all of the services we provide to both our home & community and home health consumers.

Historically, there were limited barriers to entry in the homecare industry. As a result, the industry developed in a highly fragmented manner, with many small local providers. Few companies have a significant market share across multiple regions or states. According to the National Association for Home Care & Hospice, or NAHC, as of 2007, there were over 9,000 Medicare-certified homecare agencies. In addition, while difficult to estimate, there are many non-licensed, non-certified homecare agencies. More recently, the homecare industry has been subject to increased regulation. In several states, providers are now required to obtain state licenses or registrations and must comply with laws and regulations governing standards of practice. Providers must dedicate substantial resources to ensure continuing compliance with all applicable regulations and significant expenditures may be necessary to offer new services or to expand into new markets. Any failure to comply with this growing and changing regulatory regime could lead to the termination of rights to participate in federal and state-sponsored programs and the suspension or revocation of licenses. We believe limitations on the availability of new licenses, the rising cost and complexity of operations and pressure on reimbursement rates due to constrained government resources create barriers for new providers and may encourage industry consolidation.

Our Growth Strategy

Our ability to grow our net service revenues is closely correlated with the number of consumers to whom we provide our services. Our continued growth depends on our ability to maintain our existing payor client relationships, establish relationships with new payors, enter into new contracts and increase our referral sources. Our continued growth is also dependent upon the authorization by state agencies of new consumers to receive our services. We believe there are several market opportunities for growth. The U.S. population of persons aged 65 and older is growing, and the U.S. Census Bureau estimates that this population will more than double by 2050. Additionally, we believe the overwhelming majority of individuals in need of care generally prefer to receive care in their homes or community-based settings. Finally, we believe the provision of home & community services is more cost-effective than the provision of similar services in an institutional setting for long-term care. We intend to grow as an integrated provider of homecare services. The following are the key elements of our growth strategy:

•

Expand our comprehensive, integrated service model. Our comprehensive, integrated model provides significant opportunities to effectively market to a wide range of payor clients and referral sources, many of whom are responsible for consumers with both social and medical service needs. We have implemented this model in approximately 49% of our current locations and intend to extend this model to all of our markets, both organically and through strategic acquisitions.

•

Drive growth in existing markets. We intend to drive growth in our existing markets by enhancing the breadth of our services, increasing the number of referral sources and leveraging and expanding our payor relationships in each market. We intend to achieve this growth by continuing to educate referral sources about the benefits of our services and maintaining our emphasis on high quality care for our consumers. To take advantage of the growing demand for quality and reputable homecare services from private duty consumers, we are focusing on increasing and enhancing the private pay services we provide to consumers in all of our locations. By providing private duty services through our existing home & community and home health employees, we expect to increase our net service revenues without a corresponding increase in our operating costs.

•	Growth through acquisitions. We intend to continue to grow with selective acquisitions. Our home & community segment acquisitions have been focused on facilitating entry into new states such

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

•	Expand into new markets organically. We intend to offer our services in geographic markets contiguous to our existing markets through de novo agency development.

Our Services by Segment

We deliver comprehensive homecare services to our consumers through two business segments, home & community services and home health services. Our home & community services assist consumers, who would otherwise be at risk of placement in a long-term care institution, with activities of daily living. Our home health services provide restorative measures to consumers with chronic diseases or after hospitalization. We offer an integrated care approach which delivers an integrated care plan to our consumers utilizing services from both divisions. We believe this approach allows consumers to stay within our delivery system as their health care needs change and to continue to receive a full spectrum of services in a home or community-based setting. This approach also reduces the costs to the health care system associated with frequent hospitalization or admission into a skilled nursing facility or other health care institution.

Home & Community Services

Our home & community services segment provides a broad range of services primarily in consumers’ homes on an as-needed, hourly basis, mostly to older adults and younger disabled persons. Our home & community services segment, which accounted for $220.8 million, or 81.2%, of our net service revenues in 2010, primarily involves providing assistance with activities of daily living. These services, generally provided by para-professional staff such as homecare aides, are of a social rather than medical nature, and include personal care, home support services and adult day care.

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

We also operate five adult day centers in Illinois which provide an integrated program of skilled and support services and designated health services for adults in a community-based group setting. Services provided by our adult day centers include social activities, transportation services to and from the centers, the provision of meals and snacks, personal care and therapeutic activities such as exercise and cognitive interaction.

Most of our home & community services are provided pursuant to agreements with state and local governmental social and aging service agencies. These agreements generally have a stated term of one to two years and generally may be terminated by the counterparty upon 60 days’ notice. They are typically renewed for one- to five-year terms, provided we have complied with licensing, certification and program standards, and other regulatory requirements. Reimbursement rates and methods vary by state and service type, but are typically based on an hourly or unit-of-service basis. In 2010, approximately 94.2% of our home & community net service revenues were derived from state and local government programs, while approximately 5.8% of our home & community net service revenues were derived from insurance programs and private duty consumers.

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

Our home health net service revenues accounted for $50.9 million, or 18.8%, of our net service revenues in 2010. Of these net service revenues, 64.1% were reimbursed by Medicare, 19.4% by state and local government programs, 10.0% by insurance programs and 6.5% from other private payors.

The following table presents our locations by segment, setting forth acquisitions, start-ups and closures for the period January 1, 2008 to December 31, 2010:

	Home & Community	Home Health	Total
Total at January 1, 2008	75	29	104
Acquired	16	2	18
Start-up	2	1	3
Closed/Merged	(2)	(1)	(3)

Total at December 31, 2008	91	31	122
Start-up	3	—	3
Closed/Merged	(2)	(1)	(3)

Total at December 31, 2009	92	30	122
Acquired	8	3	11
Start-up	3	—	3
Closed/Merged	(7)	—	(7)

Total at December 31, 2010	96	33	129

As of December 31, 2010, we provided our services through over 129 locations across 19 states. As part of our comprehensive service model, we have integrated and provide both home & community and home health services in nine states.

Our payor clients are principally federal, state and local governmental agencies. The federal, state and local programs under which they operate are subject to legislative, budgetary and other risks that can influence reimbursement rates. Our commercial insurance carrier payor clients are typically for profit companies and are continuously seeking opportunities to control costs. We are seeking to grow our private duty business in both of our segments and our Medicare business in our home health segment.

For 2010, 2009 and 2008, our payor revenue mix by segment was as follows:

	Home & Community
	2010	2009	2008
State, local and other governmental programs	94.2%	95.8%	96.9%
Commercial	0.8	0.5	0.1
Private duty	5.0	3.7	3.0

	100.0%	100.0%	100.0%

	Home Health
	2010	2009	2008
Medicare	64.1%	61.3%	58.3%
State, local and other governmental programs	19.4	21.0	23.4
Commercial	10.0	10.8	11.4
Private duty	6.5	6.9	6.9

	100.0%	100.0%	100.0%

We also measure the performance of each segment using a number of different metrics. For our home & community segment, we consider billable hours, billable hours per business day, revenues per billable hour and the number of consumers, or census. For our home health segment, we consider Medicare census, non-Medicare census, Medicare admissions and Medicare revenues per episode completed.

We derive a significant amount of our net service revenues from our operations in Illinois and California, which represented 52% and 13%; 49% and 16%; and 46% and 18% of our total net service revenues for the years ended December 31, 2010, 2009 and 2008, respectively.

A significant amount of our net service revenues are derived from two specific payor clients. The Illinois Department on Aging, in the home & community segment, and Medicare, in the home health segment, accounted for 38% and 12%; 34% and 12%; and 32% and 12% of our total net service revenues for the years ended December 31, 2010, 2009 and 2008, respectively.

Competition

The homecare industry is highly competitive, fragmented and market specific. Each local market has its own competitive profile and no single competitor has significant market share across all of our markets. Our competition consists of home health providers, private caregivers, larger publicly held companies, privately held homecare companies, privately held single-site agencies, hospital-based agencies, not-for-profit organizations, community-based organizations and self-directed care programs. In addition, certain governmental payors contract for services with independent providers such that our relationships with these payors are not exclusive, particularly in California. We have experienced, and expect to continue to experience, competition from new entrants into our markets. Increased competition may result in pricing pressures, loss of or failure to gain market share or loss of consumers or payors, any of which could harm our business. In addition, some of our competitors may have greater financial, technical, political and marketing resources, name recognition on a larger number of consumers and payors than we do.

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

In our home & community services division, we provide ongoing education and outreach to our target communities, both to inform residents about state and locally-subsidized care options and to communicate our role in providing quality home & community services. We also utilize consumer-direct sales, marketing and advertising programs designed to attract consumers. Our home health services are marketed through a dedicated sales team which consists of account executives and care coordinators. Our account executives market our services to potential referral sources including physicians and to large retirement housing programs. Our care coordinators facilitate our integrated service offering by working in unison with our home & community services segment resources. Our care coordinators identify consumers who are being served by our home & community care givers and conduct an initial evaluation of the consumer’s needs for services offered by our home health division. If there are specific health needs identified we facilitate an evaluation by a qualified nurse for admission into the home health segment and proceed to obtain appropriate physician orders for the provision of home health services.

Payment for Services

We are compensated for our services by federal, state and local government programs, such as Medicaid funded programs and Medicaid waiver programs, other state agencies and Medicare, as well as the Veterans Health Administration, commercial insurers and private duty consumers.

The following table sets forth net service revenues derived from each of our major payors during the indicated periods as a percentage of total net service revenues:

Payor Group	Year Ended December 31,
	2010	2009	2008
Illinois Department on Aging	37.8%	34.3%	31.6%
Medicare	12.0	11.6	11.7
Nevada Medicaid	5.4	6.5	7.5
Riverside County Department of Public Social Services	4.4	5.4	6.6
Private duty	5.3	4.3	3.8
Commercial insurance	2.5	2.7	2.4
Other federal, state and local payors	32.6	35.2	36.4

Total	100.0%	100.0%	100.0%

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

Medicare

Medicare is the U.S. government’s health insurance program funded by the Social Security Administration for individuals aged 65 or older, individuals under the age of 65 with certain disabilities and individuals of all ages with end-stage renal disease. Eligibility for Medicare does not depend on income, and coverage is restricted to reasonable and medically-necessary treatment.

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

Period	Base episodic Payment (1)
January 1, 2008 through December 31, 2008	$2,270
January 1, 2009 through December 31, 2009	2,272
January 1, 2010 through December 31, 2010	2,313
January 1, 2011 through December 31, 2011	2,192

(1)	The actual episode payment rates vary based on the scoring of Outcome and Assessment Information Set or OASIS responses which then categorize characteristics into home health resource groups with a corresponding rate of payment. The per episode payment is typically reduced or increased by such factors as the consumer’s clinical, functional and services utilization domains.

Medicare payments can be adjusted through changes in the base episodic payments and recoveries of overpayments for, among other things, unusually costly care for a particular consumer, low utilization, transfers to another provider, the level of therapy services required and the number of episodes of care provided. In addition, Medicare can also reduce levels of reimbursement if a provider is unable to produce appropriate billing documentation or acceptable medical authorizations. Medicare reimbursement, on an episodic basis, is subject to adjustment if the consumer is discharged but readmitted within the same 60-day episodic period.

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

On July 14, 2010, the Office for Civil Rights of the U.S. Department of Health and Human Services (the “OCR”) published proposed regulations to implement the Health Information Technology for Economic and Clinical Health Act. Failure to comply with Health Insurance Portability and Accountability Act, or HIPAA, could result in fines and penalties that could have a material adverse effect on us.

On July 23, 2010, CMS published its proposed Home Health Prospective Payment System Update for Calendar Year 2011 (“Proposed 2011 Home Health PPS Update”). A proposed overall reduction in the home health payment base rate of 4.9% included a reduction for each 60-day episode and the conversion factor for non-routine medical supplies (“NRS”) of 3.79%. The 3.79% decrease, which also will be imposed in 2012, is a result of the CMS determination that there has been a general increase in case mix that CMS believes is unwarranted. CMS believes that this “case-mix creep” is due to improved coding, coding practice changes, and other behavioral responses to the change in reimbursement that went in to effect in 2009, including greater use of high therapy treatment plans above what CMS believes is related to an increase in patient acuity. CMS warned that it will continue to monitor changes in case-mix. If new data identifies additional increases in case-mix, CMS will immediately impose further reductions. The Health Reform Act requires a physician certifying a patient for home health services to document that the physician or a non-physician practitioner under the direction of the physician has had a face-to-face encounter with the patient. In CMS’s proposed Home Health Update for 2011 (the “2011 Proposed Home Health Rule”), CMS proposed regulations that would require the face-to-face encounter to take place within thirty days of the home health start date. An additional face-to-face encounter within two weeks of the start date would be required if the original face-to-face encounter did not primarily relate to the reason for the home health services.

In November 2010, CMS released its Home Health Prospective Payment System Update for Calendar Year 2011 (the “Final 2011 Home Health PPS Update”). There is a 1.1% market basket increase for 2011 (after application of the mandated 1% reduction) and a mandated 3.79% rate reduction. The final 2011 payment base rate reflects a 0.3% decrease from the proposed market basket rate in July 2010. CMS announced that it is postponing its proposed 3.79% reduction in home health rates for calendar year 2012 pending its further monitoring of case-mix changes. Home health agencies that do not submit required quality data will be subject to a 2% reduction in the market basket update.

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

The face-to-face encounter requirement was to have become effective January 1, 2011. After pleas from home health and hospice provider associations, hospitals and some members of Congress, in December CMS announced a suspension of the requirement until April 1, 2011. Representatives from the industry, hospital and physician groups and AARP have asked CMS to postpone the face-to-face encounter requirement for another three months, to July 1, 2011. On March 18, 2011, a coalition of industry groups, physician groups and AARP met with CMS to request the further extension. It is reported that the CMS representative expressed concern about the additional extension, questioning whether physicians would be more ready in July than they would be in April. He also pointed out that CMS has little flexibility because the requirement is based on a statute passed by Congress and that CMS took a risk when it granted the suspension to April 1 but took comfort in support from key Congressional offices. A leading home health and hospice provider association that had representatives at the meeting has expressed its belief that “the odds favor” a further extension, however, we cannot predict whether an extension will be granted.

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

In its March 2011 report to Congress, MedPAC made several recommendations that could adversely affect the home health industry and potentially our business. MedPAC stated that the home health benefit has significant vulnerabilities that need to be addressed urgently, and recommended policies to improve payment accuracy, establish beneficiary incentives, and strengthen program integrity. MedPAC believes Medicare payments are well in excess of costs and concludes that home health payments need to be significantly reduced. Although the Home Health Compare measures (which measure quality of care) for 2010 are similar to those for previous years, showing improvement in the functional measures and mostly unchanged rates of adverse events, MedPAC stated that supplemental measures of quality that focus on specific conditions are needed to assess home health quality and has a project underway to develop new measures.

In addition, MedPAC believes the current home health payment system is flawed and creates incentives for patient selection because it believes the current case-mix system may overvalue therapy services and undervalue non-therapy services. MedPAC has looked at alternative models and recommends that DHHS implement a revised payment system to deal with these flaws. MedPAC believes its model would eliminate the incentive to provide more therapy visits solely to increase payment; significantly improve payment accuracy for non-therapy services, the majority of services provided; improve the accuracy of payments for high-cost beneficiaries who have significant nursing and home health aid needs, and encourage agencies to focus on beneficiary characteristics when setting plans of care. MedPAC estimates that its model would lower payments for therapy episodes by 10% and increase payments for non-therapy episodes by 25%. Payments for dual-eligible Medicare beneficiaries would increase by 1.3%. Payments for hospital-based home health aides would increase 7.5%, while payments for freestanding agencies would fall by 1.4%. Payments to nonprofit agencies would likely increase by 7% on average. Agencies that provided the most non-therapy episodes would see an increase of 16.7%, while those that provided the most therapy services would see a decrease of 18.3%.

MedPAC also believes that home health services may be over-utilized and that adding a cost-sharing requirement would give beneficiaries some incentive to weigh the value of home health services before accepting them and would dissuade beneficiaries from using a service when it has minimal value. It also believes that cost sharing would also mitigate incentives in the home health PPS that reward volume. MedPAC seemed to recommend a co-payment of $150 per episode. MedPAC advises implementation of cost sharing only for those beneficiaries that do not receive home health services following an inpatient stay. Dual eligibles would not be affected. Their co-payment would be paid by Medicaid, or would be waived if their state Medicaid did not cover the cost.

MedPAC advised that DHHS needs to audit home health agencies where there appears to be marked overultilization. MedPAC recommended that as a first step, DHHS should focus on areas that have home health use rates that are more than twice the national average and where more than 20% of all fee-for-service beneficiaries used home health services. MedPAC’s advises that DHHS should review claims in these areas to determine whether evidence of fraud exists, and implement its new authorities in the Health Reform Act if warranted.

MedPAC made the following recommendations to Congress:

•	DHHS, with its Office of Inspector General, should conduct medical review activities in counties that have aberrant home health utilization;

•	DHHS should implement the new authorities to suspend payment and the enrollment of new providers if they indicate significant fraud;

•	Congress should direct the DHHS to begin a two-year rebasing of home health rates in 2013 and eliminate the market basket update for 2012;

•

DHHS should revise the home health case-mix system to rely on patient characteristics to set payment for therapy and nontherapy services and should no longer use the number of therapy visits as a payment factor; and

•	Congress should direct DHHS to establish a per episode copay for home health episodes that are not preceded by hospitalization or post-acute care use.

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

Riverside County Department of Public Social Services

We provide services pursuant to an agreement with the County of Riverside, California under its In-Home Support Services Program. Under this agreement, we serve consumers referred to us by County employed social workers in accordance with the term and conditions of a Quality Assurance Work Plan. We provide personal care and other assistance with activities of daily living under this program. All services are reimbursed on an hourly fee for service basis. The current agreement has a term of three years beginning July 1, 2009 and is subject to annual renewal by the County Board of Supervisors. We have submitted a proposal for continued services for an additional 1 to 3 year term beginning on July 1, 2011. This proposal is a competitive bid and has been submitted to the County of Riverside purchasing department and is currently in the county review process. A tentative decision regarding the proposed agreement is expected on approximately May 15, 2011 with a final approval by the County Board shortly thereafter.

We have similar county sponsored agreements with other California counties including Butte, San Mateo and Santa Barbara counties.

Our arrangements with all of our California county payors are not exclusive in nature. Rather, each county is permitted to contract for services from independent providers with a registry of independent providers managed by the county authority. The independent provider programs represent a competitive threat to us but we believe independent providers do not provide the level of management or supervision that the counties or the individuals receiving services would have if the contract were with us.

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

Veterans Deserve Program

Our Veterans Deserve program is an educational and advocacy program directed towards low-income veterans and their surviving spouses requiring in-home assistance with long-term care. A Veterans Deserve consumer applies for and receives an increase in his or her funded benefits from the Veterans Health Administration to cover his or her costs for in-home assistance. The consumer then pays us directly for services received as a private pay consumer.

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

Government Regulation

Overview

Our business is subject to extensive and increasing federal, state and local regulation. Changes in the law or new interpretations of existing laws may have a dramatic effect on the definition of permissible activities, the relative cost of doing business, and the methods and amounts of payment for care by both governmental and other payors. Departments of the federal government are currently considering how to implement programs and policy changes and mandated demonstration projects in the Health Reform Act. Congress expects that the changes in the Health Reform Act will decrease overall Medicare spending in the next ten years from what it was expected to be before passage of the Health Reform Act. As a result of the Health Reform Act the number of Medicaid beneficiaries will increase as planned by the law and in addition, there may be additional increases if employers terminate their employee health plans. It is impossible to know at this time what effect, if any, this will have on budgetary allocations for our services. Even prior to the passage of the Health Reform Act, Medicaid authorities and state legislatures were reviewing and assessing alternative health care delivery systems and payment methodologies. The health care industry has experienced, and is expected to continue to experience, extensive and dynamic change. In addition, differences among state laws may impede our ability to expand into certain markets. If we fail to comply with applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate and our ability to participate in federal or state programs.

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

Patient Protection and Affordable Care Act

On March 23, 2010, the President signed into law the Health Reform Act . The Health Reform Act includes several provisions that may affect reimbursement for home health agencies. Congress directed the Secretary of DHHS to develop a program for value-based purchasing for payments to home health agencies. The program is intended to include development of measures of quality and efficiency, reporting, collection and validation of quality measures, methods for disclosure of performance information and any other issues the Secretary of DHHS deems appropriate. The Health Reform Act also creates within CMS a Center for Medicare and Medicaid Innovation, or CMMI, to test innovative payment and service delivery systems to reduce program expenditures while maintaining or enhancing quality. Among the issues that are to be addressed by CMMI are: allowing the states to test new models of care for individuals dually eligible for Medicare and Medicaid, supporting “continuing care hospitals” that offer post acute care during the 30 days following discharge, funding home health providers that offer chronic care management services, and establishing pilot programs that bundle acute care hospital services with physician services and post-acute care services, including home health services for patients with certain selected conditions. We may have difficulty negotiating for a fair share of the bundled payment. In addition, we may be unfairly penalized if a consumer is readmitted to the hospital within 30 days of discharge for reasons beyond our control.

The Health Reform Act is currently the subject of more than 20 constitutional challenges in federal courts. Some federal courts have upheld the constitutionality of the Health Reform Act or dismissed cases on procedural grounds. Others have held that the requirement that individuals maintain health insurance or pay a penalty to be unconstitutional and have either found the Health Reform Act void in its entirety or left the remainder of the law intact. These lawsuits are subject to appeal and several are on appeal. In addition, there have been efforts in Congress to repeal or amend the Health Reform Act. It is difficult to predict the impact of the Health Reform Act due to its complexity, lack of implementing regulations or interpretive guidance, gradual or potentially delayed implementation, pending court challenges and possible amendment or repeal, as well as our inability to foresee how individuals and businesses will respond to the choices afforded them by the law.

The Health Reform Act mandates a 1% reduction in the market basket update for 2011 and 2012 and a market basket productivity adjustment for 2015 and subsequent years. The market basket reductions may result in a negative adjustment. The Health Reform Act reduces total payments for all home health agencies for outliers from 5% to 2.5%, and, in addition, beginning in 2011 caps payments to any one home health agency to no more than 10% of the payments received by the home health agency in a year. It also requires CMS to rebase payments for home health services, reducing payments beginning 2013 with a four-year phase-in and full implementation in 2016. Reductions may not exceed 3.5% of the reimbursement in effect on March 23, 2010.

Physicians ordering home health services under Medicare and Medicaid are required to have a face-to-face encounter with the patient within a time frame set by the Secretary of the DHHS before ordering the home health service, but a nurse practitioner or clinical nurse specialist working in collaboration with a physician would be permitted to conduct the face-to-face encounter. These face-to-face meetings are expected to be required for services provided after April 1, 2011. A coalition of industry leaders, physician groups and others have requested a suspension of the face-to-face encounter requirement until July 1, 2011. Home health agencies will be required to conduct background checks on all individuals involved in direct care.

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

MedPAC released its March 2011 Report to Congress on March 15, 2011. MedPAC made the following recommendations to Congress:

•	DHHS, with its Office of Inspector General, should conduct medical review activities in counties that have aberrant home health utilization;

•	DHHS should implement the new authorities to suspend payment and the enrollment of new providers if they indicate significant fraud;

•	Congress should direct the DHHS to begin a two-year rebasing of home health rates in 2013 and eliminate the market basket update for 2012;

•

DHHS should revise the home health case-mix system to rely on patient characteristics to set payment for therapy and nontherapy services and should no longer use the number of therapy visits as a payment factor; and

•	Congress should direct DHHS to establish a per episode copay for home health episodes that are not preceded by hospitalization or post-acute care use.

The Secretary of the DHHS is also required to conduct a study on home health costs for providing services to low income Medicare beneficiaries, beneficiaries in medically underserved areas and beneficiaries with varying levels of severity of illness, and may conduct a demonstration project taking into account the results of such study.

The Health Reform Act requires states to study the use of technology in providing home health services under a Medicaid plan and improving service delivery and coordination across the care continuum (including the use of wireless patient technology to improve coordination and management of care and patient adherence to recommendations made by their provider). In addition, home health providers will be required as a condition of their Medicaid enrollment to report to the state regarding measures for determining the quality of services in accordance with requirements set by the DHHS. When appropriate and feasible, a designated provider is required to use health information technology in providing the State with such information.

The Health Reform Act provides for the appointment of a 15-member Independent Medicare Advisory Board, or IMAB, appointed by the President that will have authority to recommend cost cutting measures to Congress to control the growth of Medicare spending, reducing expenditures to certain targeted amounts and other changes to the Medicare program. Congress will be severely limited in its ability to debate or modify recommendations of the IMAB, giving the IMAB broad powers to reduce Medicare spending and modify the program.

The Health Reform Act is broad, sweeping reform, and is subject to change, including through the adoption of related regulations, and the way in which its provisions are interpreted and the manner in which it is enforced. We cannot assure you that the provisions described above, or that any other provisions of the Health Reform Act, will not adversely impact our business, results of operations or financial results. We may be unable to mitigate any adverse effects resulting from the Health Reform Act.

Permits and Licensure

Home health agencies operate under licenses granted by the health authorities of their respective states. In addition, certain health care practitioners employed by our home health services segment require individual state licensure and/or registration and must comply with laws and regulations governing standards of practice. Our home & community services are authorized and / or licensed under various state and county requirements. Our para-professional staff employed by our home & community services segment generally have no licensure requirements. We believe we are currently licensed appropriately where required by the laws of the states in which we operate, but additional licensing requirements may be imposed upon us in existing markets or markets that we enter in the future.

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

Federal and State Anti-Kickback Laws

For purposes of the federal health care programs, including Medicaid and Medicare, the federal government enforces the federal Anti-Kickback Law that prohibits the offer, payment, solicitation or receipt of any remuneration to or from any person or entity to induce or in exchange for the referral of patients covered by federal health care programs. The federal Anti-Kickback Law also prohibits the purchasing, leasing, ordering or arranging for any item, facility or service covered by the government payment programs (or the recommendation thereof) in exchange for such referrals. In the absence of an applicable safe harbor that may be available, a violation of the Anti-Kickback Law may occur even if only one purpose of a payment arrangement is to induce patient referrals. The federal Anti-Kickback Law is very broad in scope and is subject to modifications and differing interpretations. Violations are punishable by criminal fines, civil penalties, imprisonment or exclusion from participation in reimbursement programs. States, including Illinois, Nevada and California, also have similar laws proscribing kickbacks, some of which are not limited to services for which government-funded payment may be made. As a result of amendments to the Anti-Kickback Law in the Health Reform Act , it is not necessary to prove either knowledge of the law or the specific intent to violate it in order to prove liability.

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

The False Claims Act

Under the federal False Claims Act, the government may fine any person, company or corporation that knowingly submits, or participates in submitting, claims for payment to the federal government which are false or fraudulent, or which contain false or misleading information. Any such person or entity that knowingly makes or uses a false record or statement to avoid paying the federal government may also be subject to fines under the False Claims Act. Private parties may initiate whistleblower lawsuits against any person or entity under the False Claims Act in the name of the government and may share in the proceeds of a successful suit. The penalty for violation of the False Claims Act is a minimum of $5,500 and a maximum of $11,000 for each fraudulent claim plus three times the amount of damages caused to the government as a result of each fraudulent claim. A False Claims Act violation may provide the basis for the imposition of administrative penalties as well as exclusion from participation in governmental health care programs, including Medicare and Medicaid. In addition to the False Claims Act, the federal government may use several criminal statutes to prosecute the submission of false or fraudulent claims for payment to the federal government.

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

Amendments to the False Claims Act in the Health Reform Act provide that the government or a whistleblower may bring a False Claims Act case if an arrangement violates either the Anti-Kickback Law or the Stark Law.

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

Violations of the HIPAA privacy and security standards may result in civil or criminal penalties depending upon the nature of the violation. The HITECH Act provides for increased civil penalties for violations under HIPAA. Civil penalties are tiered according to conduct, from $100 per violation with a maximum of $25,000 per year, to the maximum penalty of $50,000 per occurrence and $1.5 million per year. Criminal penalties can apply to employees of covered entities or other individuals who knowingly access, use or disclose protected health information for improper purposes with tiered fines of up to $250,000 and imprisonment for up to ten years. The OCR has stepped up enforcement of HIPAA violations and has imposed significant financial and other penalties on entities that have violated the law. Failure to comply with HIPAA could result in fines and penalties that could have a material adverse effect on us.

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

Employees

The following is a breakdown of our part- and full-time employees who provide home & community services and home health services, as well as the employees in our National Support Center, as of December 31, 2010:

	Full-time	Part-time	Total
Segment Employment
Home & community services	2,080	9,882	11,962
Home health services	257	955	1,212
National Support Center	98	12	110

Total	2,435	10,849	13,284

Our homecare aides are our employees who provide substantially all of the services provided by our home & community services division. Our homecare aides comprise approximately 90% of our total workforce. In most cases, our homecare aides undergo a criminal background check, and are provided with pre-service training and orientation and an evaluation of their skills. In many cases, homecare aides are also required to attend ongoing in-services education. In certain states, our homecare aides are required to complete certified training programs and maintain a state certification; however, no state in which we operate requires homecare aides to maintain a license similar to that of a nurse or therapist. Approximately 65% of our total employees are represented by labor unions. We maintain strong working relationships with these labor unions.

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

For the year ended December 31, 2010, we derived 80% of our net service revenues from agreements that are directly or indirectly paid for by state and local governmental agencies, such as Medicaid funded programs and Medicaid waiver programs. Governmental agencies generally condition their agreements with us upon a sufficient budgetary appropriation. If a governmental agency does not receive an appropriation sufficient to cover its contractual obligations with us, it may terminate an agreement or defer or reduce the amount of the reimbursement we receive. Almost all the states in which we operate are facing budgetary shortfalls due to the current economic downturn and the rising costs of health care, and as a result, have made, are considering or may consider making changes in their Medicaid, Medicaid waiver or other state and local medical and social programs. The Deficit Reduction Act of 2005 permits states to make benefit cuts to their Medicaid programs, which could affect the services for which states contract with us. Changes that states have made or may consider making to address their budget deficits include:

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

Certain of these measures have been implemented by, or are proposed in, states in which we operate. For example, California has considered a number of proposals, including potential changes in eligibility standards and Illinois has delayed payments to providers. Selected programs in Washington, New Jersey, and Missouri have reduced rates for the fiscal year started July 1, 2010. In 2010, we derived approximately 52% of our total net service revenues from services provided in Illinois, 13% of our total net service revenues from services provided in California, 7.8% of our total net service revenues from services provided in Washington and 5.9% of our total net service revenues from services provided in Nevada. Because a substantial portion of our business is concentrated in these states, any significant reduction in expenditures that pay for our services in these states and other states in which we do business may have a disproportionately negative impact on our future operating results. Provisions in the Health Reform Act increase eligibility for Medicaid, which may cause a reallocation of Medicaid funding. It is difficult to predict at this time what the effect of these changes would be on our business. If changes in Medicaid policy result in a reduction in available funds for the services we offer, our net service revenues could be negatively impacted.

All states currently benefit from increased federal matching percentage rates (“FMAP”) granted under the ARRA, which increases the share of federal dollars paid to states for services to Medicaid beneficiaries. The enhanced percentages were set to expire as of December 31, 2010 which would have occurred in the middle of most states’ 2011 fiscal year (July 2010 to June 2011). On August 10, 2010, President Obama signed into law a six-month FMAP extension through June 2011. The law scaled back the FMAP increase from the initial 6.2% to 3.2% for the first quarter (January 2011 through March 2011) and 1.2% for the second quarter (April 2011 through June 2011). Those states with unemployment continue to receive additional percentage points in funding during the six-month extension. It is difficult to estimate the impact lower FMAP increases will have on state budgets and particularly funding of Medicaid, Medicaid waiver or other state and local medical and social programs during the extension period and any subsequent changes to FMAP upon the expiration of the extension in June 2011. Because a substantial portion of our business is concentrated in these programs, any significant reduction in expenditures that pay for our services may have a disproportionately negative impact on our future operating results.

Changes to eligibility requirements or methods of reimbursement for home health aides in the Illinois Medicaid program could adversely affect our net service revenues and profitability.

We derive 42% of our revenue from the Illinois Medicaid program. On January 25, 2011, the governor of Illinois signed into law a comprehensive Medicaid reform law that is expected to achieve savings of $624 to $774 million over five years. Among other things, subject to federal government approval the law expands requirements for coordination of care for Medicaid beneficiaries, tightens the Medicaid eligibility process by requiring greater documentation to establish eligibility and requirements annual redetermination of eligibility. The law also establishes a moratorium on eligibility expansion and phasing out of permitting unpaid bills from one fiscal year to be paid in the following fiscal year. The law also will permit the state to move long-term care patients from institutional settings to less expensive community-based care. It is difficult to ascertain at this time what impact, if any, the new law will have on our business. If the law results in individuals having more difficulty in qualifying for the Medicaid program or results in fewer Medicaid beneficiaries qualifying for our services it would adversely affect our service revenues and profitability.

Delays in reimbursement due to state budget deficits or otherwise have decreased, and may in the future further decrease, our liquidity.

There is generally a delay between the time that we provide services and the time that we receive reimbursement or payment for these services. The majority of the 19 states in which we operate are operating with budget deficits for their current fiscal year. These and other states may in the future delay reimbursement, which would adversely affect our liquidity. Specifically, the State of Illinois is currently reimbursing us on a delayed basis, including with respect to our agreements with the Illinois Department on Aging, our largest payor, and as a result, our open receivable balance derived from our agreements with the State of Illinois increased by $4.6 million in 2010. Our reimbursements from the State of Illinois could be further delayed. In addition, from time to time, procedural issues require us to resubmit claims before payment is remitted, which contributes to our aged receivables. Additionally, unanticipated delays in receiving reimbursement from state programs due to changes in their policies or billing or audit procedures may adversely impact our liquidity and working capital. Because we fund our operations primarily through the collection of accounts receivable, any delays in reimbursement would result in the need to increase borrowings under our credit facility.

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

In 2010, we derived approximately 37.8% of our net service revenues under agreements with the Illinois Department on Aging, 5.4% of our net service revenues under an agreement with Nevada Medicaid and 4.4% of our net service revenues under an agreement with the Riverside County (California) Department of Public Social Services. Each of our agreements is generally in effect for a specific term. For example, the services we provide to the Illinois Department on Aging are provided under a number of agreements that expire at various times through 2013, while our agreement with the Riverside County Department of Public Social Services is reevaluated and subject to renewal annually. Even though our agreements are stated to be for a specific term, they are generally terminable by the counterparty upon 60 days’ notice. Our ability to renew or retain our agreements depends on our quality of service and reputation, as well as other factors over which we have little or no control, such as state appropriations and changes in provider eligibility requirements. Additionally, failure to satisfy any of the numerous technical renewal requirements in connection with our proposals for agreements could result in a proposal being rejected even if it contains favorable pricing terms. Failure to obtain, renew or retain agreements with major payors may negatively impact our results of operations and revenue. We can give no assurance these agreements will be renewed on commercially reasonable terms or at all.

Our industry is highly competitive, fragmented and market-specific, with limited barriers to entry.

We compete with home health providers, private caregivers, larger publicly held companies, privately held homecare companies, privately held single-site agencies, hospital-based agencies, not-for-profit organizations, community-based organizations and self-directed care programs. In addition, certain governmental payors contract for services with independent providers such that our relationships with these payors are not exclusive, particularly in California. Our primary competition is from local service providers in the markets in which we operate. Some of our competitors have greater financial, technical, political and marketing resources, name recognition or a larger number of consumers and payors than we do. In addition, some of these organizations offer more services than we do in the markets in which we operate. Consumers or referral sources may perceive that local service providers and not-for-profit agencies deliver higher quality services or are more responsive. These competitive advantages may limit our ability to attract and retain referrals in local markets and to increase our overall market share.

There are limited barriers to entry in providing home-based social and medical services, and the trend has been for states to eliminate many of the barriers that historically existed. For example, Illinois changed the way in which it procures home & community service providers in 2009, allowing all providers that are willing and capable to obtain state approval and provide services. This may increase competition in that state, and because we derived approximately 55% of our home & community net service revenues from services provided in Illinois in 2010, this increased competition could negatively impact our business.

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

We might not be awarded the renewal for our Riverside County Department of Public Social Services contract.

We have submitted a proposal to the Riverside County Department of Public Social Services for continued services for an additional 1 to 3 year term beginning on July 1, 2011. This proposal is a competitive bid and has been submitted to the County of Riverside purchasing department and is currently in the county review process. Our arrangements with all of our California county payors, including the County of Riverside, are not exclusive in nature. Rather, each county is permitted to contract for services from independent providers with a registry of independent providers managed by the county authority. The independent provider programs represent a competitive threat to us. We derived approximately 4.4% of our total 2010 net services revenue from this contract and if we are not awarded the renewal it could negatively impact our business. We cannot assure you that our agreement with the Riverside County Department of Public Social Services will be renewed on commercially reasonable terms or at all.

Our profitability could be negatively affected by a reduction in reimbursement from Medicare or other payors.

For the year ended December 31, 2010, we received approximately 12% of our net service revenues from Medicare. We generally receive fixed payments from Medicare for our services based on a projection of the services required by our consumers, which is generally based on acuity. For our Medicare consumers, we typically receive a 60-day episodic-based payment. Although Medicare currently provides for an annual adjustment of payment rates based on the increase or decrease of the medical care expenditure category of the Consumer Price Index, these rate increases may be less than actual inflation or costs, and could be eliminated or reduced in any given year. The base episode rate for home health services is also subject to an annual market basket adjustment. A market basket is a fixed-weight index that measures the cost of a specified mix of goods and services as compared to a base period. The home health market basket, which is used to adjust annually the Medicare base episodic rate for home health services, measures inflation or deflation in the prices of a mix of home health goods and services. This annual adjustment could also be eliminated or reduced in any given year. The Health Reform Act mandates a 1% reduction in the market basket update for 2011 and 2012 and a market basket productivity adjustment for 2015 and subsequent years. The market basket reductions may result in a negative adjustment. Medicare has in the past reclassified home health resource groups. As a result of reclassifications, we could receive lower reimbursement rates depending on the consumer’s case mix and services provided. Medicare reimbursement rates could also decline due to the imposition of co-payments or other mechanisms that shift responsibility for a portion of the amount payable to beneficiaries. Rates could also decline due to adjustments to the wage index. Changes could also occur in the therapy payment thresholds. Our profitability for Medicare reimbursed services largely depends upon our ability to manage the cost of providing these services. If we receive lower reimbursement rates, or if our cost of providing services increases by more than the annual Medicare price adjustment, our profitability could be adversely impacted.

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

In its March 2011 report to Congress, MedPAC made several recommendations that could adversely affect the home health industry and potentially our business, including recommendations that Congress rebase the payment system in a manner that would increase payments for non-therapy services and decrease payments for therapy services and a recommendation to impose a beneficiary copayment for individuals that do not begin home health services following an inpatient stay or a stay in a post acute care facility. The Health Reform Act requires CMS to rebase payments for home health services, reducing payments beginning in 2013 with a four-year phase-in and full implementation in 2016. On July 23, 2010, CMS published the Proposed 2011 Home Health PPS Update. A proposed overall reduction in the home health payment base rate of 4.9% included a reduction for each 60-day episode and the conversion factor for NRS of 3.79%. The 3.79% decrease, which also will be imposed in 2012, is a result of the CMS determination that there has been a general increase in case mix that CMS believes is unwarranted. CMS believes that this “case-mix creep” is due to improved coding, coding practice changes, and other behavioral responses to the change in reimbursement that went into effect in 2009, including greater use of high therapy treatment plans above what CMS believes is any increase in patient acuity. CMS warned that it will continue to monitor changes in case-mix. If new data identifies additional increases in case-mix, CMS will impose further reductions that will not be phased in over multiple years.

In November 2010, CMS released the Final 2011 Home Health PPS Update. There will be a 1.1% market basket increase for 2011 (after application of the mandated 1% reduction) and a mandated 3.79% rate reduction. The final 2011 payment base rate reflects a 0.3% decrease from the proposed market basket rate in July 2010. CMS announced that it is postponing its proposed 3.79% reduction in home health rates for calendar year 2012 pending its further monitoring of case-mix changes. Home health agencies that do not submit required quality data will be subject to a 2% reduction in the market basket update.

CMS made some revisions to its proposed regulations regarding face-to-face-encounters. The physician or non-physician practitioner must have a face-to-face encounter with the patient within 90 days of the home health start date. If there is no face-to-face encounter within the 90 day period or if the encounter did not relate to the reason for home health, a face-to-face encounter must occur within 30 days after the home health start date. CMS emphasized that the certification must be dated by the physician (not the home health agency) and the patient must be under the care of a physician while receiving home health services. But, the face-to-face encounter is only required for the initial certification. The certifying physician may not be the home health agency medical director and the physician or non-physician practitioner may not have a financial relationship with the home health agency. CMS also is requiring that for therapy services, a qualified therapist (not a therapy assistant) must assess the patient, measure progress, and document progress toward therapy goals at least once every 30 days. For patients requiring 13 or 19 therapy visits, the qualified therapist must perform this evaluation at the 13th and 19th therapy visit. The requirement is relaxed for patients in rural areas, requiring the qualified therapist evaluation any time after the 10th visit and not later than the 13th visit, and after the 16th therapy visit but not later than the 19th visit. If more than one therapy is furnished, an evaluation must be made by a qualified therapist for each therapy. The Final 2011 Home Health PPS Update set an effective date for the face-to-face encounter requirement of January 1, 2011. After pleas from home health and hospice provider associations, physician groups and others, CMS suspended the requirement until April 1, 2011. These groups have asked for a further suspension until July 1, 2011. Although a representative from CMS expressed concern about a further suspension, questioning whether physicians would be more ready in July than in April, and noting that the requirement is based on a statutory mandate, a leading association of home health and hospice providers has expressed its belief that “the odds favor” a further extension. We cannot predict whether a suspension of the face-to-face encounter requirement will be granted.

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

Any reduction in Medicare and Medicaid reimbursements or imposition of copayments that dissuade beneficiary use of our services would materially adversely affect our profitability.

Private payors, including commercial insurance companies, could also reduce reimbursement. Any reduction in reimbursement from private payors would adversely affect our profitability.

Failure of physicians or non-physician practitioners to have required face-face-encounters could adversely affect our ability to attract new patients.

The Health Reform Act requires a physician or non-physician practitioner to have a face-to-face encounter with each new home health patient. CMS is requiring an encounter related to the reason for home health services to occur within 90 day prior to the home health start date or within 30 days after the start date. The face-to-face encounter requirement for home health and hospice providers was to become effective January 1, 2011. However, due to concerns that some providers may need additional time to establish operational protocols necessary to comply with face-to-face encounter requirements, CMS delayed full enforcement of the requirements until the second quarter of 2011. A coalition of home health and hospice provider associations, physician groups and others have requested a further delay until the third quarter of 2011. CMS has expressed concern over an additional delay and we cannot predict whether one will be granted. Beginning with the second quarter, or possibly the third quarter, CMS will expect home health and hospice agencies to have fully established such internal processes and have appropriate documentation of required encounters. If face-to-face encounters become burdensome, some consumers may not be able to receive home health services, which could have a negative impact on our future operating results.

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

The Health Reform Act includes several provisions that may affect reimbursement for home health agencies. Congress directed the Secretary of DHHS to develop a program for value-based purchasing program for payments to home health agencies. The Health Reform Act also creates CMMI, to test payment and service delivery systems to reduce program expenditures. Among the issues that are to be addressed by CMMI are establishing pilot programs that bundle acute care hospital services with physician services and post-acute care services, including home health services for patients with certain selected conditions. We may have difficulty negotiating for a fair share of the bundled payment. In addition, we may be unfairly penalized if a consumer is readmitted to the hospital within 30 days of discharge for reasons beyond our control. The Health Reform Act also requires CMS to rebase payments for home health services, reducing payments beginning 2013 with a four-year phase-in and full implementation in 2016. Reductions may not exceed 3.5% of the reimbursement in effect on March 23, 2010. The Health Reform Act mandates a 1% reduction in the market basket update for 2011 and 2012 and a market basket productivity adjustment for 2015 and subsequent years. The market basket reductions may result in a negative adjustment. The Health Reform Act reduces total payments for all home health agencies for outliers from 5% to 2.5%, and, in addition, beginning 2011 caps payments to any one home health agency to no more than 10% of the payments received by the home health agency in a year. The Health Reform Act provides for the appointment of a 15-member IMAB that will have authority to recommend cost cutting measures to Congress to control the growth of Medicare spending, reducing expenditures to certain targeted amounts and other changes to the Medicare program. The IMAB would be appointed by the President. Congress will be severely limited in its ability to debate or modify recommendations of the IMAB, giving the IMAB broad powers to reduce Medicare spending and modify the program.

The Health Reform Act is broad, sweeping reform, and is subject to change, including through the adoption of related regulations, the way in which its provisions are interpreted and the manner in which it is enforced. The Health Reform Act is currently the subject of more than 20 constitutional challenges in federal courts. Some federal courts have upheld the constitutionality of the Health Reform Act or dismissed cases on procedural grounds. Others have held that the requirement that individuals maintain health insurance or pay a penalty to be unconstitutional and have either found the Health Reform Act void in its entirety or left the remainder of the law intact. These lawsuits are subject to appeal and several are on appeal. In addition, there have been efforts in Congress to repeal or amend the Health Reform Act. It is difficult to predict the impact of the Health Reform Act due to its complexity, lack of implementing regulations or interpretive guidance, gradual or potentially delayed implementation, pending court challenges and possible amendment or repeal, as well as our inability to foresee how individuals and businesses will respond to the choices afforded them by the law. We cannot assure you, however, that the provisions described above, or that any other provisions of the Health Reform Act, will not adversely impact our business, results of operations or financial results. We may be unable to mitigate any adverse effects resulting from the Health Reform Act.

The HITECH Act established certain health information security breach notification requirements. A covered entity must notify any individual whose protected health information is breached. While we believe that we protect individuals’ health information, if our information systems are breached, we may experience reputational harm that could adversely affect our business. Recently, the OCR, which is charged with enforcement of HIPAA, has imposed substantial fines and compliance requirements on covered entities whose employees improperly disclosed individuals’ health information. Failure to comply with HIPAA and the HITECH Act could result in fines and penalties that could have a material adverse effect on us.

MedPAC made the following recommendations to Congress:

•	DHHS, with its Office of Inspector General, should conduct medical review activities in counties that have aberrant home health utilization;

•	DHHS should implement the new authorities to suspend payment and the enrollment of new providers if they indicate significant fraud;

•	Congress should direct the DHHS to begin a two-year rebasing of home health rates in 2013 and eliminate the market basket update for 2012;

•

DHHS should revise the home health case-mix system to rely on patient characteristics to set payment for therapy and nontherapy services and should no longer use the number of therapy visits as a payment factor; and

•	Congress should direct DHHS to establish a per episode copay for home health episodes that are not preceded by hospitalization or post-acute care use.

Many of the recommendations made by MedPAC in its March 2011 report to Congress could adversely affect the home health industry and potentially our business.

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

Under the Health Reform Act , beginning in 2014, if we continue to provide a medical plan, we will be required to provide a minimum level of coverage for all full-time employees. Should any full-time employee receive subsidized coverage through an exchange, we could be liable for an annual penalty equal to the lesser of $3,000 for each full-time employee receiving subsidized coverage or $2,000 for each of our full-time employees. The impact of these penalties may have a significant impact on our profitability.

We are subject to reviews, compliance audits and investigations that could result in adverse findings that negatively affect our net service revenues and profitability.

As a result of our participation in Medicaid, Medicaid waiver, Medicare programs, Veterans Health Administration programs and other state and local governmental programs, and pursuant to certain of our contractual relationships, we are subject to various reviews, audits and investigations by governmental authorities and other third parties to verify our compliance with these programs and agreements as well as applicable laws, regulations and conditions of participation. If we fail to meet any of the conditions of participation or coverage, we may receive a notice of deficiency from the applicable surveyor or authority. Failure to institute a plan of action to correct the deficiency within the period provided by the surveyor or authority could result in civil or criminal penalties, the imposition of fines or other sanctions, damage to our reputation, cancellation of our agreements, suspension or revocation of our licenses or disqualification from federal and state reimbursement programs. These actions may adversely affect our ability to provide certain services, to receive payments from other payors and to continue to operate. Additionally, actions taken against one of our locations may subject our other locations to adverse consequences. We may also fail to discover all instances of noncompliance by our acquisition targets, which could subject us to adverse remedies once those acquisitions are complete. Any termination of one or more of our locations from the Medicare program or another state or local program for failure to satisfy such program’s conditions of participation could adversely affect our net service revenues and profitability.

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

Our success in receiving referrals, obtaining new agreements and renewing our existing agreements depends upon maintaining our reputation as a quality service provider among governmental authorities, physicians, hospitals, discharge planning departments, case managers, nursing homes, rehabilitation centers, advocacy groups, consumers and their families, other referral sources and the public. While we believe that the services that we provide are of high quality, if studies mandated by Congress in the Health Reform Act to make public quality measures are implemented and if our quality measures are deemed to be not of the highest value, our reputation could be negatively affected. Negative publicity, changes in public perceptions of our services or government investigations of our operations could damage our reputation and hinder our ability to receive referrals, retain agreements or obtain new agreements. Increased government scrutiny may also contribute to an increase in compliance costs and could discourage consumers from using our services. Any of these events could have a negative effect on our business, financial condition and operating results.

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

In the last three years, in addition to acquisitions, we have grown our business through start-up, or de novo, locations, and we may in the future start up new locations in existing and new markets. Start-ups involve significant risks, including those relating to licensure, accreditation, hiring new personnel, establishing relationships with referral sources and delayed or difficulty in installing our operating and information systems. We may not be successful in establishing start-up locations in a timely manner due to generating insufficient business activity and incurring higher than projected operating cost that could have a material adverse effect on our financial condition, results of operations and cash flows.

Effective January 1, 2010, CMS implemented a prohibition of the sale or transfer of the Medicare Provider Agreement for any Medicare-certified home health agency that has been in existence for less than 36 months or that has undergone a change of ownership in the last 36 months. CMS clarified its rules regarding change of ownership of home health agencies and the 36-month rule. If there is a change of ownership within 36 months of enrollment in Medicare or within 36 months of a prior change of ownership, the home health agency must undergo a new survey. CMS clarified that indirect ownership changes are not subject to the 36-month rule. There are also several exceptions to the 36-month rule but in order to qualify, the home health agency must have submitted two or more consecutive cost reports (excluding low utilization cost reports or no cost report). Exceptions to the 36-month rule include death of an owner and changes in business structure as long as ownership remains the same.

These limitations may reduce the number of home health agencies that otherwise would have been available for acquisition and may limit our ability to successfully pursue our acquisition strategy.

We may be unable to pursue acquisitions or expand into new geographic regions without obtaining additional capital or consent from our lenders.

At December 31, 2010 and December 31, 2009, we had cash balances of $0.8 million and $0.5 million, respectively. As of December 31, 2010 we had $33.3 million outstanding on our credit facility. After giving effect to the amount drawn on our credit facility, approximately $6.8 million of outstanding letters of credit and borrowing limits based on an advanced multiple of adjusted EBITDA, we had $13.5 million available for borrowing under the credit facility as of December 31, 2010. Since our credit facility provides for borrowings based on a multiple of an EBITDA ratio, any declines experienced in our EBITDA would result in a decrease in our available borrowings under our credit facility.

We cannot predict the timing, size and success of our acquisition efforts, our efforts to expand into new geographic regions or the associated capital commitments. If we do not have sufficient cash resources or availability under our credit facility, our growth could be limited unless we obtain additional equity or debt financing. In the future, we may elect to issue additional equity securities in conjunction with raising capital, completing an acquisition or expanding into a new geographic region. Such issuances would be dilutive to existing shareholders. In addition, our credit facility prohibits us from consummating more than three acquisitions in any calendar year, and, in any event, does not permit the purchase price for any one acquisition to exceed $500,000, in each case without the consent of the lenders. The consideration we paid in connection with nine of the 12 acquisitions we completed in the past four years exceeded $500,000. In addition, our credit facility requires, among other things, that we are in pro forma compliance with the financial covenants set forth therein and that no event of default exists before and after giving effect to any proposed acquisition. Our ability to expand in a manner consistent with historic practices may be limited if we are unable to obtain such consent from our lenders.

Access to additional capital and credit markets, at a reasonable cost, may be necessary for us to fund our operations, including potential acquisitions and working capital requirements. We currently rely on one financial institution for funding under our credit facility and any instability in the financial markets or the negative impact of local, national and worldwide economic conditions on that financial institution could impact our short and long-term liquidity needs to meet our business requirements.

Our business may be harmed by labor relations matters.

We are subject to a risk of work stoppages and other labor relations matters because our hourly workforce is highly unionized. As of December 31, 2010, approximately 65% of our hourly workforce was represented by two national unions, including the Service Employees International Union, which is our largest union. Our local labor agreements will be negotiated as they expire, which will occur at various times through 2011. Upon expiration of these collective bargaining agreements, we may not be able to negotiate labor agreements on satisfactory terms with these labor unions. A strike, work stoppage or other slowdown could result in a disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business. Labor costs are the most significant component of our total expenditures and, therefore, an increase in the cost of labor could significantly harm our business.

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

We are required to comply with federal and state laws, generally referred to as “anti-kickback laws,” that prohibit certain direct and indirect payments or other financial arrangements that are designed to encourage the referral of patients to a particular medical services provider. In addition, certain financial relationships, including ownership interests and compensation arrangements, between physicians and providers of designated health services, such as our company, to whom those physicians refer patients, are prohibited by the Stark Law and similar state laws. Under both the anti-kickback laws and the Stark Law, there are a number of safe harbors and exceptions that permit certain carefully constrained relationships. For example, we currently utilize the personal services exception to the Stark Law for our contractual relationships with certain physicians who provide medical director services to our company and who are current or potential referral sources. Courts or regulatory agencies may interpret the federal Anti-Kickback Laws , the Stark Law and similar state laws regulating relationships between health care providers and physicians in ways that will implicate our business. Provisions in the Health Reform Act make it easier to prosecute an Anti-Kickback Law violation as it is no longer necessary for the government to prove that a person had the specific intent to violate the statute. The Health Reform Act permits the government or a whistleblower to file an action under the False Claims Act if there an arrangement that violates the Anti-Kickback Law or the Stark Law. In addition, the DHHS may withhold payments if it believes in its discretion that there is credible evidence of fraud. Violations of these laws could lead to fines and exclusions or other sanctions that could have a material adverse effect on our business.

We are required to comply with laws governing the transmission of privacy of health information.

HIPAA requires us to comply with standards for the exchange of health information within our company and with third parties, such as payors, business associates and consumers. These include standards for common health care transactions, such as claims information, plan eligibility, payment information, the use of electronic signatures, unique identifiers for providers, employers, health plans and individuals and security, privacy and enforcement. The HITECH Act amended HIPAA to impose new requirements for protecting the privacy and security of individuals’ health information, requirements to notify individuals and in some circumstances the media if there is a breach of individuals’ health information, and imposed a four-tier system of enhanced financial penalties. We could be subject to criminal penalties and civil sanctions if we fail to comply with these standards. New standards and regulations may be adopted governing the use, disclosure and transmission of health information with which we may be required to comply.

New standards and regulations may be adopted governing the use, disclosure and transmission of health information with which we may be required to comply. We could be subject to criminal penalties and civil sanctions if we fail to comply with these standards.

Our operations subject us to risk of litigation.

Operating in the homecare industry exposes us to an inherent risk of wrongful death, personal injury, professional malpractice and other potential claims or litigation brought by our consumers and employees. Because we operate in this industry, from time to time, we are subject to claims alleging that we did not properly treat or care for a consumer that we failed to follow internal or external procedures that resulted in death or harm to a consumer or that our employees mistreated our consumers, resulting in death or harm. We are also subject to claims arising out of accidents involving vehicle collisions brought by consumers whom we are transporting or from employees driving to or from home visits. We operate five adult day centers which provide transportation for our elderly and disabled consumers. Each of our vehicles transports seven to 14 passengers to and from our locations. The concentration of consumers in one vehicle increases the risk of larger claims being brought against us in the event of an accident.

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

Eos Capital Partners III, L.P. and Eos Partners SBIC III, L.P., or the Eos Funds, together beneficially own approximately 37.4% of our outstanding common stock. As a result, the Eos Funds have the ability to significantly influence all matters submitted to our stockholders for approval, including:

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

We must attract and retain qualified personnel in the markets in which we operate in order to provide our services. We compete for personnel with other providers of social and medical services as well as companies in other service-based industries. Competition may be greater for skilled personnel, such as regional and agency directors, therapists and registered nurses. Our ability to attract and retain personnel depends on several factors, including our ability to provide employees with attractive assignments and competitive benefits and salaries. We are continuing to build our executive management team by searching for a replacement for our division leader in our home health services division. A consultant has been engaged to oversee our home health services operations on an interim basis until a permanent replacement is hired. The loss of one or more of the members of the executive management team or the inability of a new management team to successfully execute our strategies may adversely affect our business. If we are unable to attract and retain qualified personnel, we may be unable to provide our services, the quality of our services may decline, and we could lose consumers and referral sources.

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

Goodwill and intangible assets with finite lives represent a significant portion of our assets. We had $63.9 million of goodwill and $13.6 million of intangible assets recorded on our consolidated balance sheet at December 31, 2010. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill has been impaired. We also perform an annual review of our goodwill and intangible assets to determine if they have become impaired which would require us to write down the impaired portion of these assets. If we were required to write down all or a significant part of our goodwill and/or intangible assets, our net earnings and net worth could be materially adversely affected.

The market price of our common stock may be volatile and this may adversely affect our stockholders.

The price at which our common stock trades may be volatile. The stock market has recently experienced significant price and volume fluctuations that have affected the market prices of all securities, including securities of health care companies. The market price of our common stock may be influenced by many factors, including:

•	our operating and financial performance;

•	variances in our quarterly financial results compared to expectations;

•	the depth and liquidity of the market for our common stock;

•	we have a small base of registered shares of common stock consisting of the 5.4 million shares we issued in our IPO, which represents approximately 50% of our total common shares outstanding, that could result in significant stock price movements upward or downward based on low levels of trading volume in our common stock;

•	future sales of common stock or the perception that sales could occur;

•	investor perception of our business and our prospects;

•	developments relating to litigation or governmental investigations;

•	changes or proposed changes in health care laws or regulations or enforcement of these laws and regulations, or announcements relating to these matters; or

•	general economic and stock market conditions.

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

The trading market for our common stock may depend in part on the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. If analysts fail to publish reports on us regularly or at all, we could fail to gain visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. If one or more analysts do cover us and downgrade their evaluations of our stock or our results are below analysts’ estimates, our stock price would likely decline. In addition, due to the small number of analysts covering us, a single comment or report from one of the analysts whether positive or negative, could result in a significant increase or decrease in our stock price.

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

Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires our management to report on, and may require our independent public accounting firm to attest to, the effectiveness of our internal controls over financial reporting. It is likely that we will not be required to comply with the reporting requirements under Section 404(b) of the Sarbanes-Oxley Act in the 2011 calendar year since our public float is currently significantly below the $75.0 million threshold for becoming an accelerated filer. Compliance with SEC regulations adopted pursuant to Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting. This requirement increases our legal and financial compliance costs, makes some activities more difficult, time-consuming or costly and may also place strain on our personnel, systems and resources. Compliance with public reporting and Sarbanes-Oxley Act requirements will require us to build out our compliance, accounting and finance staff. In connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, we may identify deficiencies or material weaknesses that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. Implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers and employees, entail substantial costs to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. Moreover, if we fail to satisfy the requirements of Section 404 on a timely basis, we could be subject to regulatory scrutiny and sanctions, our ability to raise capital could be impaired, investors may lose confidence in the accuracy and completeness of our financial reports and our stock price could be adversely affected. In addition, we could have undetected internal control weaknesses and deficiencies if we are not required to comply with Section 404(b) of the Sarbanes-Oxley Act, which would not subject us to the requirement for our independent public accounting firm to attest to the effectiveness of our internal controls over financial reporting.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses and pose challenges for our management team.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated thereunder, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets. We are committed to maintaining high standards of internal controls over financial reporting, corporate governance and public disclosure. As a result, we intend to continue to invest appropriate resources to comply with evolving standards, and this investment has resulted and will likely continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Declines in earnings could create future liquidity problems.

The availability of funds under the revolving credit portion of our credit facility is based on the lesser of (i) the product of adjusted EBITDA, as defined, for the most recent 12-month period multiplied by the specified advance multiple, up to 3.0, less the outstanding senior indebtedness and letters of credit or (ii) $55.0 million less the outstanding revolving loans and letters of credit. As of December 31, 2010 our total availability under our credit facility was $13.5 million. The current Federal and state economic and reimbursement environments and state budgetary pressures to decrease or eliminate services we provide could negatively affect our future earnings. This decrease in earnings would reduce the availability of funds under our credit facility which could have a negative impact on our future operating results.

ITEM 2.	PROPERTIES

We do not own any real property. As of December 31, 2010, we operated at 128 leased properties including our National Support Center. Home & community services are operated out of 94 of these facilities, while home health services are operated out of 33 of these facilities. We lease approximately 20,847 square feet of an office building in Palatine, Illinois, which serves as our corporate headquarters, from a member of our board of directors and the former Chairman of Addus HealthCare.

ITEM 3.	LEGAL PROCEEDINGS

As previously disclosed, on March 26, 2010, a class action lawsuit was filed in the United States District Court for the Northern District of Illinois on behalf of a class consisting of all persons or entities who purchased or otherwise acquired our common stock between October 27, 2009 and March 18, 2010, in connection with our IPO. The Complaint, which was amended on August 10, 2010, asserts claims against us and individual officers and directors pursuant to Sections 11 and 15 of the Securities Act of 1933 and alleges, inter alia, that our registration statement was materially false and/or omitted the following: (1) that our accounts receivable included at least $1.5 million in aging receivables that should have been reserved for; and (2) that our home health segment’s revenues were falling short of internal forecasts due to a slowdown in admissions from our integrated services program due to the State of Illinois’ effort to develop new procedures for integrating care. A motion to dismiss the Complaint was filed on behalf of the defendants on September 20, 2010. We and the other defendants have denied and continue to deny all charges of wrongdoing or liability arising out of any conduct, statements, acts or omissions alleged in the Complaint.

In addition, on April 16, 2010, Robert W. Baird & Company, on behalf of the underwriters of the IPO, notified us that the underwriters are seeking indemnification in respect of the above-referenced action pursuant to the underwriting agreement entered into in connection with the IPO.

As previously reported, on March 21, 2011, we and the other named defendants entered into a stipulation of settlement with the plaintiffs with respect to the class action, pursuant to which we are to cause $3,000,000 to be paid into a settlement fund. The monetary amount of this settlement is covered by insurance.

On March 22, 2011, the United States District Court for the Northern District of Illinois preliminarily approved the settlement and scheduled a July 21, 2011 hearing to consider, among other things, whether to finally approve the settlement of the class action. If the settlement is given final approval by the court, the class action will be dismissed with prejudice.

The effectiveness of the stipulation of settlement and the settlement incorporated therein is conditioned on the following remaining conditions: (i) the court finally approving the settlement, (ii) any judgment of dismissal entered by the court becoming final and (iii) any judgment of dismissal entered in the derivative action described below becoming final. There can be no assurance the settlement will be approved or become effective.

As previously disclosed, on November 1, 2010, a shareholder derivative action was filed by a shareholder on behalf of Holdings in the Circuit Court of Cook County, Illinois by Paul Wes Bockley, an alleged shareholder of Holdings. The complaint asserts claims against certain of our individual officers and directors, and against Holdings as a nominal defendant, for breach of fiduciary duty, corporate waste and unjust enrichment based, inter alia, on alleged material misstatements and omissions in the registration statement relating to our IPO. The alleged misstatements and omissions are essentially the same as those asserted in class action litigation, discussed above.

As previously reported, on March 21, 2011, we and the other defendants entered into a stipulation of settlement with the plaintiff with respect to the shareholder derivative action, pursuant to which we have agreed to cause the plaintiff’s counsel’s fees and expenses in an amount up to and including $200,000 to be paid. In addition, we have agreed to adopt certain corporate governance measures. The monetary amount of this settlement is covered by insurance.

The shareholder derivative action settlement remains subject to preliminary and final approval by the court. A motion for preliminary approval of the shareholder derivative action settlement is scheduled to be heard by the court on March 31, 2011.

The effectiveness of the stipulation of settlement and the settlement incorporated therein is conditioned upon the following remaining conditions: (i) the court preliminarily and finally approving the settlement, (ii) any judgment of dismissal entered by the court becoming final and (iii) any judgment of dismissal entered in the class action described above becoming final. If the settlement is given final approval by the Derivative Action Court, the Derivative Action will be dismissed with prejudice. There can be no assurance that the settlement will be approved or become effective.

Illinois Attorney General’s Health Care Bureau and Military & Veterans Rights Bureau served a Civil Investigative Demand (“CID”) on Addus HealthCare in early November 2010. The CID sought information concerning our Veterans Deserve program. While the CID primarily sought general information regarding our administration of the program, there were specific details sought concerning certain individuals.

We submitted our response to the CID on January 7, 2011. On February 15, 2011, the Assistant Attorney General issued a Supplemental CID, which contained a written complaint from individuals in the program. The Supplemental CID seeks additional information concerning the administration of the program and many of the questions appear to be tailored to respond to specific complaints contained in this latest complaint. We are cooperating with the investigation and are in the process of preparing a response to the Supplemental CID.

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

Market Information

Our common stock has been trading on The Nasdaq Global Market under the symbol “ADUS” since our IPO on October 27, 2009. Prior to that time, there was no public market for our common stock. The holders of our common stock are entitled to one vote per share on any matter to be voted upon by stockholders. All shares of common stock rank equally as to voting and all other matters. The table below sets forth the high and low sales prices for our common stock, as reported by The Nasdaq Global Market, for each of the periods indicated.

	High	Low
2010
Fourth Quarter	$4.63	$2.80
Third Quarter	5.89	3.75
Second Quarter	6.28	4.64
First Quarter	9.72	5.52

2009
Fourth Quarter	$9.50	$7.52
Third Quarter	—	—
Second Quarter	—	—
First Quarter	—	—

Holders

As of March 15, 2011, there were 20 holders of record of our common stock.

Dividends

Historically, we have not paid dividends on our common stock, and we currently do not intend to pay any dividends on our common stock. We currently plan to retain any earnings to support the operation, and to finance the growth, of our business rather than to pay cash dividends. Payments of any cash dividends in the future will depend on our financial condition, results of operations and capital requirements as well as other factors deemed relevant by our board of directors. Our credit facility restricts our ability to declare or pay any dividend or other distribution unless no default then exists or would occur as a result thereof, and we are in pro forma compliance with the financial covenants contained in our credit facility after giving effect thereto.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial information derived from our consolidated financial statements for the periods and at the dates indicated. The information is qualified in its entirety by and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Successor (5)					Predecessor (5)
	2010	2009	2008	2007	September 19, 2006 to December 31, 2006	January 1, 2006 to September 18, 2006
Consolidated Statements of Income Data:
Net service revenues (1)	$271,732	$259,305	$236,306	$194,567	$52,256	$125,927
Cost of service revenues	191,853	182,693	167,254	139,268	36,767	91,568

Gross profit	79,879	76,612	69,052	55,299	15,489	34,359
General and administrative expenses (3)(7)	63,841	59,924	52,112	44,233	11,764	28,391
Depreciation and amortization (2)	4,046	4,913	6,092	6,029	1,919	439

Total operating expenses	67,887	64,837	58,204	50,262	13,683	28,830

Operating income	11,992	11,775	10,848	5,037	1,806	5,529
Interest expense, Net (3)	3,004	6,773	5,755	4,808	1,327	650

Income from continuing operations before income taxes	8,988	5,002	5,093	229	479	4,879
Income tax expense (2)	2,960	1,400	1,070	32	82	434

Net income from continuing operations	6,028	3,602	4,023	197	397	4,445
Discontinued operations:
Income from discontinued operations, net of tax expense of $36 in the period from January 1, 2006 to September 18, 2006 and net of tax benefit of $10 in 2005	—	—	—	—	—	366

Net income	6,028	3,602	4,023	197	397	4,811
Less: Preferred stock dividends, undeclared subject to payment upon conversion; declared and converted in November 2009	—	(5,387)	(4,270)	(3,882)	(1,070)	—

Net income (loss) attributable to common shareholders	$6,028	$(1,785)	$(247)	$(3,685)	$(673)	$4,811

Basic income (loss) per common share:
From continuing operations	$0.57	$(0.66)	$(0.24)	$(3.62)	$(0.66)	$4,115.78
From discontinued operations	—	—	—	—	—	339.28

Basic earnings per common share	$0.57	$(0.66)	$(0.24)	$(3.62)	$(0.66)	$4,455.06

Diluted income (loss) per common share:
From continuing operations	$0.57	$(0.66)	$(0.24)	$(3.62)	$(0.66)	$4,115.78
From discontinued operations	—	—	—	—	—	339.28

Diluted earnings per common share	$0.57	$(0.66)	$(0.24)	$(3.62)	$(0.66)	$4,455.06

Weighted average number of common shares and potential common shares outstanding:
Basic	10,604	2,707	1,019	1,019	1,019	1
Diluted	10,606	2,707	1,019	1,019	1,019	1

	Successor					Predecessor
	2010	2009	2008	2007	September 19, 2006 to December 31, 2006	January 1, 2006 to September 18, 2006
Operational Data:
General:
Adjusted EBITDA (in thousands) (4)	$16,293	$16,985	$17,212	$12,010	$3,939	$6,334
States served at period end	19	16	16	14	12	12
Locations at period end	129	122	122	104	92	93
Employees at period end	13,284	12,559	12,137	10,797	9,440	9,439
Home & Community Data:
Average weekly census	20,878	20,182	19,432	17,117	16,275	16,044
Billable hours (in thousands)	13,132	12,835	12,139	10,421	2,864	6,798
Billable hours per business day	51,905	50,333	47,418	40,867	39,778	37,352
Revenues per billable hour	$16.81	$16.37	$15.57	$14.36	$13.88	$13.88
Home Health Data:
Average weekly census:
Medicare	1,485	1,427	1,270	1,130	1,114	1,187
Non-Medicare	1,491	1,528	1,413	1,435	1,442	1,389
Medicare admissions (6)	8,330	7,734	7,232	6,223	1,690	4,516
Medicare revenues per episode completed	$2,634	$2,569	$2,606	$2,563	$2,534	$2,534
Percentage of Revenues by Payor:
State, local or other governmental	80%	81%	82%	81%	80%	80%
Medicare	12	12	12	13	14	14
Other	8	7	6	6	6	6

	Successor
	2010	2009	2008	2007	2006
Consolidated Balance Sheet Data:
Cash	$816	$518	$6,113	$21	$3
Accounts receivable, net of allowances	70,954	70,491	49,237	43,330	36,325
Goodwill and intangibles	77,500	72,564	64,961	63,158	55,530
Total assets	166,924	161,315	135,748	118,656	100,911
Total debt	45,185	49,239	63,176	54,653	44,818
Stockholders’ equity	88,091	80,567	34,575	34,550	37,291

(1)	Acquisitions completed in 2010 included $5.7 million of growth in net service revenues for the year ended December 31, 2010 compared to the year ended December 31, 2009. Acquisitions completed in 2008 included in 2009 accounted for $5.2 million of growth in net service revenues for the year ended December 31, 2009 compared to the year ended December 31, 2008. Acquisitions completed in 2008 and the results for the first twelve months of 2007 acquisitions included in 2008 accounted for $24.6 million of the growth in net service revenues for the year ended December 31, 2008 compared to the year ended December 31, 2007. Acquisitions completed in 2007 accounted for $4.2 million of the growth in net service revenues for the year ended December 31, 2007 compared to the combined net service revenues for the periods from January 1, 2006 to September 18, 2006 and from September 19, 2006 to December 31, 2006.

(2)	The September 19, 2006 acquisition of Addus HealthCare by Holdings resulted in a stepped-up basis of the assets of the successor compared to the predecessor. In addition, the predecessor filed as an S corporation with earnings for federal and for selected state taxes passed through to each shareholder’s tax return, while the successor files as a C corporation with earnings for federal and state purposes taxed at the company level.

(3)

During 2009 we incurred one-time charges relating to our IPO which included $1.2 million of separation costs related to the former Chairman of Addus HealthCare which was charged to general and administrative expenses; a charge to interest expense pursuant to the contingent payment agreement in which an amount equal to $12.7 million was paid upon the completion of our IPO , of which $1.8 million was deemed interest expense; and the write-off of $0.8 million in unamortized debt issuance costs relating to our former credit facility that was charged to interest expense.

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

•

We adopted ASC Topic 718 “Share-Based Payment,” on September 19, 2006, the effective date of our 2006 Stock Incentive Plan (the “2006 Plan”), and recorded stock-based compensation expense of $0.3 million, $0.3 million, $0.3 million, and $0.9 million for the years ended December 31, 2010, 2009, 2008 and 2007, respectively. We recorded stock-based compensation of $0.2 million for the period from September 19, 2006 through December 31, 2006. This fluctuation in expense primarily resulted from one option grant in 2006 with a one-year vesting period, with other option grants being subject to five-year vesting periods. By comparing our Adjusted EBITDA in different periods, our investors can evaluate our operating results without the additional variations caused by stock-based compensation expense, which is not comparable from year to year due to differing vesting periods and is a non-cash expense that is not a key measure of our operations.

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

The following table sets forth a reconciliation of net income, the most directly comparable GAAP measure, to Adjusted EBITDA:

	Successor					Predecessor
	Year Ended December 31,				September 19, 2006 to December 31, 2006	January 1, 2006 to September 18, 2006
	2010	2009	2008	2007
	(in thousands)
Reconciliation of Adjusted EBITDA to net income:
Net income	$6,028	$3,602	$4,023	$197	$397	$4,811
Net interest expense	3,004	6,773	5,755	4,808	1,327	650
Income tax expense	2,960	1,400	1,070	32	82	434
Depreciation and amortization	4,046	4,913	6,092	6,029	1,919	439
Stock-based compensation expense	255	297	272	944	214	—

Adjusted EBITDA (7)	$16,293	$16,985	$17,212	$12,010	$3,939	$6,334

(5)	Holdings was incorporated in Delaware on July 27, 2006 and acquired Addus HealthCare on September 19, 2006. Holdings is a holding company and has no material assets other than all of the capital stock of Addus HealthCare. The application of purchase accounting rules to the financial statements of Holdings resulted in different accounting bases from Addus HealthCare and, accordingly, different financial information for the periods beginning on or after September 19, 2006. We refer to Holdings and its subsidiaries, including Addus HealthCare, following the acquisition, as the successor for purposes of the presentation of the financial information below. We refer to Addus HealthCare prior to its acquisition by Holdings as the predecessor for purposes of the presentation of the financial information.

The selected historical consolidated statements of income data for the fiscal years ended December 31,2010, 2009, and 2008 and the balance sheet data as of December 31, 2010 and 2009, were derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated statements of income data for the periods year ended December 31, 2007, January 1, 2006 through September 18, 2006 and September 19, 2006 through December 31, 2006, and the balance sheet data as of December 31,2008, 2007 and 2006, were derived from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

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

Overview

We are a comprehensive provider of a broad range of social and medical services in the home. Our services include personal care and assistance with activities of daily living, skilled nursing and rehabilitative therapies, and adult day care. Our consumers are individuals with special needs who are at risk of hospitalization or institutionalization, such as the elderly, chronically ill and disabled. Our payor clients include federal, state and local governmental agencies, commercial insurers, and private individuals. We provide our services through over 129 locations across 19 states to over 27,000 consumers.

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

Our ability to grow our net service revenues is closely correlated with the number of consumers to whom we provide our services. Our continued growth depends on our ability to maintain our existing payor client relationships, establish relationships with new payors, enter into new contracts and increase our referral sources. Our continued growth is also dependent upon the authorization by state agencies of new consumers to receive our services. We believe there are several market opportunities for growth. The U.S. population of persons aged 65 and older is growing, and the U.S. Census Bureau estimates that this population will more than double by 2050. Additionally, we believe the overwhelming majority of individuals in need of care generally prefer to receive care in their homes or community-based settings. Finally, we believe the provision of home & community services is more cost-effective than the provision of similar services in an institutional setting for long-term care.

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

On July 26, 2010, we entered into an Asset Purchase Agreement (the “Purchase Agreement”), pursuant to which we acquired the operations and certain assets of Advantage Health Systems, Inc., a South Carolina corporation (“Advantage”). Advantage is a provider of home & community, home health and hospice services in South Carolina and Georgia, which expanded our services across 19 states. The total consideration payable pursuant to the Purchase Agreement was $8.3 million, comprised of $5.1 million in cash, common stock consideration with a deemed value of $1.2 million resulting in the issuance of 248,000 common shares, a maximum of $2.0 million in future cash consideration subject to the achievement of certain performance targets set forth in an earn-out agreement and the assumption of certain specified liabilities.

On November 2, 2009, we completed our IPO consisting of the sale of 5,400,000 shares of common stock at $10.00 per share. After deducting the underwriters’ discounts and transaction fees and expenses, the net proceeds to us from the sale of shares in the IPO were $47.5 million. Transaction costs related to the IPO of $2.7 million were charged directly to additional paid-in capital.

In March 2010, the President signed into law the Health Reform Act, which includes several provisions that may affect reimbursement for home health agencies. The Health Reform Act is broad, sweeping reform, and is subject to change, including through the adoption of related regulations, the way in which its provisions are interpreted and the manner in which it is enforced. We cannot assure you that the provisions of the Health Reform Act will not adversely impact our business, results of operations or financial position. We may be unable to mitigate any adverse effects resulting from the Health Reform Act.

On July 14, 2010, the OCR published proposed regulations to implement the Health Information Technology for Economic and Clinical Health Act. Failure to comply with Health Insurance Portability and Accountability Act, or HIPAA, could result in fines and penalties that could have a material adverse effect on the Company. Recently, the OCR has imposed substantial financial and other penalties on covered entities that improperly disclosed individuals’ health information.

On July 23, 2010, CMS published the Proposed 2011 Home Health PPS Update. A proposed overall reduction in the home health payment base rate of 4.9% included a reduction for each 60-day episode and the conversion factor for NRS of 3.79%. The 3.79% decrease, which also will be imposed in 2012, is a result of the CMS determination that there has been a general increase in case mix that CMS believes is unwarranted. CMS believes that this “case-mix creep” is due to improved coding, coding practice changes, and other behavioral responses to the change in reimbursement that went in to effect in 2009, including greater use of high therapy treatment plans above what CMS believes is related to an increase in patient acuity. CMS warned that it will continue to monitor changes in case-mix. If new data identifies additional increases in case-mix, CMS will immediately impose further reductions. The Health Reform Act requires a physician certifying a patient for home health services to document that the physician or a non-physician practitioner under the direction of the physician has had a face-to-face encounter with the patient. In CMS’s 2011 Proposed Home Health Rule, CMS proposed regulations that would require the face-to-face encounter to take place within thirty days of the home health start date. An additional face-to-face encounter within two weeks of the start date would be required if the original face-to-face encounter did not primarily relate to the reason for the home health services.

On November 3, 2010, CMS released its Final 2011 Home Health PPS Update. There will be a 1.1% market basket increase for 2011 (after application of the mandated 1% reduction) and a mandated 3.79% rate reduction. The final 2011 payment base rate reflects a 0.3% decrease from the proposed market basket rate in July 2010. CMS announced that it is postponing its proposed 3.79% reduction in home health rates for calendar year 2012 pending its further monitoring of case-mix changes. Home health agencies that do not submit required quality data will be subject to a 2% reduction in the market basket update.

CMS made some revisions to its proposed regulations regarding face-to-face-encounters. The physician or non-physician practitioner must have a face-to-face encounter with the patient within 90 days of the home health start date. If there is no face-to-face encounter within the 90 day period or if the encounter did not relate to the reason for home health, a face-to-face encounter must occur within 30 days after the home health start date. CMS emphasized that the certification must be dated by the physician (not the home health agency) and the patient must be under the care of a physician while receiving home health services. But, the face-to-face encounter is only required for the initial certification. The certifying physician may not be the home health agency medical director and the physician or non-physician practitioner may not have a financial relationship with the home health agency. The Final 2011 Home Health PPS Update provided that the face-to-face-encounter requirement would be effective January 1, 2011. In December 2010, in response to requests from home health and hospice provider associations, physician groups and others, CMS announced a suspension of the requirement until April 1, 2011. These groups have requested another suspension until July 1, 2011. CMS has expressed concern about granting another extension. Although a leading home heath and hospice provider association has expressed it’s believe that “the odds favor” a further extension, we cannot predict whether an extension of the face-to-face encounter requirement will be granted.

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

Segments

We operate our business through two segments, home & community services and home health services. We have organized our internal management reports to align with these segment designations. As such, we have identified two reportable segments, home & community and home health, applying the criteria in ASC 280, “Disclosure about Segments of an Enterprise and Related Information”. The following table presents our locations by segment, setting forth acquisitions, start-ups and closures for the period January 1, 2008 to December 31, 2010:

	Home & Community	Home Health	Total
Total at January 1, 2008	75	29	104
Acquired	16	2	18
Start-up	2	1	3
Closed/Merged	(2)	(1)	(3)

Total at December 31, 2008	91	31	122
Start-up	3	—	3
Closed/Merged	(2)	(1)	(3)

Total at December 31, 2009	92	30	122
Acquired	8	3	11
Start-up	3	—	3
Closed/Merged	(7)	—	(7)

Total at December 31, 2010	96	33	129

As of December 31, 2010, we provided our services through 129 locations across 19 states. As part of our comprehensive service model, we have integrated and provide both home & community and home health services in nine states.

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

For 2010, 2009, and 2008, our payor revenue mix by segment was as follows:

	Home & Community
	2010	2009	2008
State, local and other governmental programs	94.2%	95.8%	96.9%
Commercial	0.8	0.5	0.1
Private duty	5.0	3.7	3.0

	100.0%	100.0%	100.0%

	Home Health
	2010	2009	2008
Medicare	64.1%	61.3%	58.3%
State, local and other governmental programs	19.4	21.0	23.4
Commercial	10.0	10.8	11.4
Private duty	6.5	6.9	6.9

	100.0%	100.0%	100.0%

We also measure the performance of each segment using a number of different metrics. For our home & community segment, we consider billable hours, billable hours per business day, revenues per billable hour and the number of consumers, or census. For our home health segment, we consider Medicare census, non-Medicare census, Medicare admissions and Medicare revenues per episode completed.

We derive a significant amount of our net service revenues from our operations in Illinois and California, which represented 52% and 13%; 49% and 16%; and 46% and 18% of our total net service revenues for the years ended December 31, 2010, 2009 and 2008, respectively.

A significant amount of our net service revenues are derived from two specific payor clients. The Illinois Department on Aging, in the home & community segment, and Medicare, in the home health segment, accounted for 38% and 12%; 34% and 12%; and 32% and 12% of our total net service revenues for the years ended December 31, 2010, 2009 and 2008, respectively.

Components of our Statements of Income

Net Service Revenues

We generate net service revenues by providing our home & community services and home health services directly to consumers. We receive payment for providing such services from our payor clients, including federal, state and local governmental agencies, commercial insurers and private individuals.

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

Home health segment revenues are primarily generated on a per episode or visit basis rather than on a flat fee or an hourly basis. Our home health segment revenues are generated principally through reimbursements by the Medicare program, and to a lesser extent from Medicaid and Medicaid waiver programs, commercial insurers and private duty. Net service revenues from home health payors, other than Medicare, are readily determinable and recognized as net service revenues at the time the services are rendered. Medicare reimbursements are based on 60-day episodes of care. The anticipated net service revenues from an episode are initially recognized as accounts receivable and deferred revenues and subsequently amortized as net service revenues ratably over the 60-day episodic period. At the end of each episode of care, a final claim billing is submitted to Medicare and any changes between the initial anticipated net service revenues and final claim billings are recorded as an adjustment to net service revenues. For open episodes, we estimate net service revenues based on historical data and adjust for the difference between the initial anticipated net service revenues and the ultimate final claim amount.

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

Interest Expense

Our interest bearing obligations consist principally of our credit facility, dividend notes, notes payable in respect of acquisitions and a derivative financial instrument that did not qualify as an accounting hedge under ASC Topic 815, “ Accounting for Derivative Instruments and Hedging Activities ”. As such, material changes in the value of the instrument are included in interest expense in any given period.

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

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

The following table sets forth, for the periods indicated, our consolidated results of operations.

	2010		2009		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)
Net service revenues:
Home & Community	$220,752	81.2%	$210,107	81.0%	$10,645	5.1%
Home Health	50,980	18.8	49,198	19.0	1,782	3.6

Total	271,732	100.0	259,305	100.0	12,427	4.8
Operating income before corporate expenses:
Home & Community	22,685	10.3	20,397	9.7	2,288	11.2
Home Health	5,308	10.4	6,752	13.7	(1,444)	(21.4)

Total	27,993	10.3	27,149	10.5	844	3.1
Corporate general and administrative expenses	15,279	5.6	14,585	5.6	694	4.8
Corporate depreciation and amortization	722	0.3	789	0.3	(67)	(8.5)

Total operating income	11,992	4.4	11,775	4.5	217	1.8
Interest expense, net	3,004	1.1	6,773	2.6	(3,769)	(55.6)

Income from operations before taxes	8,988	3.3	5,002	1.9	3,986	79.7
Income tax expense	2,960	1.1	1,400	0.5	1,560	(111.4)

Net income	6,028	2.2	3,602	1.4	2,426	67.4
Less: Preferred stock dividends, undeclared subject to payment upon conversion; declared and converted in November 2009	—	—	(5,387)	(2.1)	5,387	100.0

Net income (loss) attributable to common shareholders	$6,028	2.2%	$(1,785)	(0.7)%	$7,813	437.7%

Our net service revenues increased by $12.4 million, or 4.8%, to $271.7 million for 2010 compared to $259.3 million for 2009. This increase represents 5.1% growth in home & community net service revenues and 3.6% growth in home health net service revenues. Home & community revenue growth was driven by an increase in service hours provided, program rate increases and revenues attributable to the acquisition of Advantage on July 26, 2010. Our home health growth in revenue in 2010 was primarily due to an increase in Medicare revenue reflecting an increase of 7.7% in Medicare admissions and the revenue contribution from the acquisition of Advantage. This increase was partially off-set by a decrease in non-Medicare census relating to state, local and other governmental programs.

Total operating income, expressed as a percentage of net service revenues, for the year ended December 31, 2010 and 2009, was 4.4% and 4.5%, respectively.

Home & Community Segment

The following table sets forth, for the periods indicated, a summary of our home & community segment’s results of operations through operating income, before corporate expenses:

	2010		2009		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)
Net service revenues	$220,752	100.0%	$210,107	100.0%	$10,645	5.1%
Cost of service revenues	164,636	74.6	156,623	74.5	8,013	5.1

Gross profit	56,116	25.4	53,484	25.5	2,632	4.9
General and administrative expenses	30,745	13.9	29,732	14.2	1,013	3.4
Depreciation and amortization	2,686	1.2	3,355	1.6	(669)	(19.9)

Operating income	$22,685	10.3%	$20,397	9.7%	$2,288	11.2%

Segment Data:
Billable hours (in thousands)	13,132		12,835		297	2.3%
Billable hours per business day	51,905		50,333		1,572	3.1%
Revenues per billable hour	$16.81		$16.37		$0.44	2.7%
Average weekly census	20,878		20,182		696	3.4%

Net service revenues from state, local and other governmental programs accounted for 94.2% and 95.8% of home & community net service revenues for the year ended December 31, 2010 and 2009, respectively. Private duty and, to a lesser extent, commercial payors accounted for the remainder of net service revenues.

Net service revenues increased $10.6 million, or 5.1%, to $220.8 million for the year ended December 31, 2010 compared to $210.1 million for the year ended December 31, 2009. Net service revenue growth in the home & community segment included the Advantage acquisition, which contributed $4.6 million in service revenues or 2.2% of the increase in 2010. The remainder of the growth in net services revenues of $6.0 million, or 2.9% was primarily attributable to a 2.9% increase in revenue per billable hour.

Gross profit, expressed as a percentage of net service revenues, decreased by 0.1% to 25.4% for the year ended December 31, 2010, from 25.5% in 2009. Excluding the gross profit contribution from Advantage, gross profit, expressed as a percentage of net service revenues, decreased by 0.2% to 25.3% in 2010 compared to 25.5% in 2009.The decrease of 0.2% was principally due to contractual field wage increases that became effective during the second half of 2010.

General and administrative expenses, expressed as a percentage of net service revenues, decreased 0.3% to 13.9% for the year ended December 31, 2010, from 14.2% in 2009. Excluding the general and administrative expenses from Advantage, general and administrative expenses increased $0.3 million, or 2.3%, to $30.0 million for the year ended December 31, 2010 compared to $29.7 million in 2009. The increase was primarily due to an increase of $0.9 million in consulting, legal related costs, and other administrative expenses, partially off-set by a $0.6 million reduction in management bonuses and wage related costs.

Depreciation and amortization, expressed as a percentage of net service revenues, decreased by 0.4% to 1.2% for the year ended December 31, 2010, from 1.6% in 2009. Amortization of intangibles, which are principally amortized using accelerated methods, totaled $2.5 million and $3.2 million for the year ended December 31, 2010 and 2009, respectively.

Home Health Segment

The following table sets forth, for the periods indicated, a summary of our home health segment’s results of operations through operating income, before corporate expenses:

	2010		2009		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)
Net service revenues	$50,980	100.0%	$49,198	100.0%	$1,782	3.6%
Cost of service revenues	27,217	53.4	26,070	53.0	1,147	4.4

Gross profit	23,763	46.6	23,128	47.0	635	2.7
General and administrative expenses	17,817	34.9	15,607	31.7	2,210	14.2
Depreciation and amortization	638	1.3	769	1.6	(131)	(17.0)

Operating income	$5,308	10.4%	$6,752	13.7%	$(1,444)	(21.4)%

Segment Data:
Average weekly census:
Medicare	1,485		1,427		58	4.1%
Non-Medicare	1,491		1,528		(37)	(2.4)%
Medicare admissions	8,330		7,734		596	7.7%
Medicare revenues per episode completed	$2,634		$2,569		$65	2.5%

Net service revenues from Medicare accounted for 64.1% and 61.3% of home health net service revenues for 2010 and 2009, respectively. Non-Medicare net service revenues, in order of significance, include Medicaid and other governmental programs (including the Veterans Health Administration), commercial insurers and private duty payors.

Net service revenues increased $1.8 million, or 3.6%, to $51.0 million for the year ended December 31, 2010 compared to $49.2 million for 2009. Revenue from the Advantage acquisition contributed $1.1 million to net service revenues for the year ended December 31, 2010. Excluding the acquisition of Advantage, net service revenues increased $0.7 million, or 1.4%, to $49.9 million for 2010 compared to $49.2 million for 2009. This net service revenue increase of 1.4% is primarily attributable to a 6.1% increase in Medicare admissions to 8,206 in 2010 and due to a 2.5% increase in our Medicare rate per episode, partially off-set by a decrease in non-Medicare related revenues. The decrease in non-Medicare revenues is driven by selected payors where specific contracts were not renewed, lower rates were negotiated or we experienced a reduction in the number of consumers receiving continuous care.

Gross profit, expressed as a percentage of net service revenues, decreased by 0.4% to 46.6% for the year ended December 31, 2010, from 47.0% for 2009. Excluding the gross profit contribution from Advantage, gross profit, expressed as a percentage of net service revenues, decreased by 0.5% to 46.5% in 2010 compared to 47.0% in 2009. The decrease of 0.5% is primarily due to favorable Medicaid pricing adjustments recorded in 2009 which did not reoccur in 2010 and also due to 2010 cost increases relating to higher than normal Medicare final claim adjustments, travel-related costs and a slight increase in the number of visits per episode, partially offset by an increased mix in higher margin Medicare business.

General and administrative expenses, expressed as a percentage of net service revenues, increased 3.2% to 34.9% for the year ended December 31, 2010, from 31.7% for 2009. Excluding the acquisition of Advantage, general and administrative expenses, expressed as a percentage of net service revenues, increased 3.0% to 34.7% for 2010, from 31.7% for 2009. General and administrative expenses, when excluding Advantage, increased $1.7 million, or 10.8%, to $17.3 million for the year ended December 31, 2010 compared to $15.6 million in 2009. The increase was primarily due to our investment in sales management and sales resources resulting in an increase of $1.4 million in wage and travel related expenses and $0.3 million in severance and related consulting costs.

Depreciation and amortization, expressed as a percentage of net service revenues, decreased by 0.3% to 1.3% for the year ended December 31, 2010, from 1.6% for 2009. Amortization of intangibles, which are principally amortized using accelerated methods, totaled $0.6 million and $0.8 million for the year ended December 31, 2010 and 2009, respectively.

Corporate General and Administrative Expense

Corporate general and administrative expenses increased $0.7 million, or 4.8%, to $15.3 million for the year ended December 31, 2010, from $14.6 million in 2009. These expenses, expressed as a percentage of net service revenues, were consistent at 5.6% for the year ended December 31, 2010 and 2009. Excluding $1.2 million in 2009 severance costs related to the former Chairman of Addus HealthCare who terminated his employment in conjunction with our IPO, general and administrative expenses increased $1.9 million, or 13.9%. This increase was primarily due to an increase of $1.3 million for public company legal and professional fees and $0.5 million in separation and related replacement search fees relating to the resignation of our Chief Financial Officer.

Interest Expense

Net interest expense decreased by $3.8 million, or 55.6%, to $3.0 million for the year ended December 31, 2010, from $6.8 million for 2009. When excluding $1.8 million interest expense for 2009 that related to a contingent payment agreement in conjunction with the completion of our IPO and $0.8 million relating to the 2009 write-off of unamortized debt issuance costs, interest expense decreased by $1.2 million or 28.6%. This decrease in our net interest expense is due to a reduction in interest rates and lower debt levels and due to $0.2 million of prompt payment interest income recorded for payments received relating to legislation enacted in Illinois.

Income Tax Expense

Our effective tax rates for the year ended December 31, 2010 and 2009 were 32.9% and 28.0%, respectively. The principal difference between the Federal and state statutory rates and our effective tax rate is the use of Federal employment opportunity tax credits. The increase in our 2010 effective tax rate is principally due to the decrease in the benefit provided from our tax credits in proportion to higher pre-tax income.

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The following table sets forth, for the periods indicated, our consolidated results of operations.

	2009		2008		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)
Net service revenues:
Home & Community	$210,107	81.0%	$189,006	80.0%	$21,101	11.2%
Home Health	49,198	19.0	47,300	20.0	1,898	4.0

Total	259,305	100.0	236,306	100.0	22,999	9.7
Operating income before corporate expenses:
Home & Community	20,397	9.7	17,632	9.3	2,765	15.7
Home Health	6,752	13.7	5,819	12.3	933	16.0

Total	27,149	10.5	23,451	9.9	3,698	15.8
Corporate general and administrative expenses	14,585	5.6	11,792	5.0	2,793	23.7
Corporate depreciation and amortization	789	0.3	811	0.3	(22)	(2.7)

Total operating income	11,775	4.5	10,848	4.6	927	8.5
Interest expense, net	6,773	2.6	5,755	2.4	1,018	17.7

Income from operations before taxes	5,002	1.9	5,093	2.2	(91)	(1.8)
Income tax expense	1,400	0.5	1,070	0.5	330	30.8

Net income	3,602	1.4	4,023	1.7	(421)	(10.5)
Less: Preferred stock dividends, undeclared subject to payment upon conversion; declared and converted in November 2009	(5,387)	(2.1)	(4,270)	(1.8)	(1,117)	(26.2)

Net income (loss) attributable to common shareholders	$(1,785)	(0.7)%	$(247)	(0.1)%	$(1,538)	(622.7)%

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

Home & Community Segment

The following table sets forth, for the periods indicated, a summary of our home & community segment’s results of operations through operating income, before corporate expenses:

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

Home Health Segment

The following table sets forth, for the periods indicated, a summary of our home health segment’s results of operations through operating income, before corporate expenses:

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

Corporate General and Administrative Expenses

Corporate general and administrative expenses increased $2.8 million, or 23.7%, to $14.6 million in 2009. This $2.8 million increase includes $1.2 million in severance costs related to the former Chairman of Addus HealthCare who terminated his employment in conjunction with our IPO that was completed on November 2, 2009. Excluding this severance cost in 2009, corporate general and administrative expenses increased by $1.6 million to $13.4 million in 2009, 5.2% of net service revenues in 2009, compared to 5.0% of net service revenues in 2008. The increase of $1.6 million is primarily due to $1.3 million in wages and wage related costs primarily for key staff additions to strengthen our back office operations in accounting and information systems and a net increase of $0.3 million related to other general corporate costs in 2009.

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

Income Tax Expense

Our effective tax rates for 2009 and 2008 were 28.0% and 21.0%, respectively. The principal reason for the difference between the statutory rate of 34.0% and our effective tax rates is the use of federal work opportunity tax credits. The 2009 effective tax rate increased by 7.0% which was primarily due to a 4.4% increase related to our IPO , in connection with which the former Chairman of Addus HealthCare entered into a separation agreement which terminated his employment with Addus HealthCare. As a result of the termination and the time permitted to exercise any vested options expiring following such termination, 299,776 stock options were not exercised and deemed forfeited and $0.2 million in deferred tax assets were written off. In addition, a decrease in our federal work opportunity tax credit in 2009 resulted in a 2.7% increase in our effective tax rate.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash from operations and borrowings under our credit facility. At December 31, 2010 and 2009, we had cash balances of $0.8 million and $0.5 million, respectively.

Cash flows from operating activities represent the inflow of cash from our payor clients and the outflow of cash for payroll and payroll taxes, operating expenses, interest and taxes. Due to its revenue deficiencies and financing issues, the State of Illinois has been reimbursing us on a delayed basis with respect to our various agreements including our largest payor, the Illinois Department on Aging. As a result, the open net receivable balance from the State of Illinois increased by $4.5 million for the year ended December 31, 2010, from $44.3 million as of December 31, 2009 to $48.8 million as of December 31, 2010. While the net receivable balance has increased, this is a result of increased business activities with the State of Illinois. We have experienced an improvement in the payment amounts received from the State of Illinois in 2010 as compared to 2009. These payment delays have adversely impacted, and may further adversely impact, our liquidity, and may result in the need to increase borrowings under our credit facility. Delayed reimbursements from our other State of Illinois payors and deterioration in the aging in the private duty business have also contributed to the increase in our receivables balances.

On March 18, 2010, we entered into the first amendment (the “First Amendment”) to our credit facility. The First Amendment (i) increased the maximum aggregate amount of revolving loans available to us by $5.0 million to $55.0 million, (ii) modified our maximum senior debt leverage ratio from 2.75 to 1.0 to 3.00 to 1.0 for the twelve (12) month period ending March 31, 2010 and each twelve (12) month period ending on the last day of each fiscal quarter thereafter and (iii) increased the advance multiple used to determine the amount of the borrowing base from 2.75 to 3.00.

On March 18, 2010, we also amended our subordinated dividend notes that we issued on November 2, 2009 in the aggregate original principal amount of $12.9 million. A balance of $7.8 million was outstanding on the dividend notes as of December 31, 2009. Pursuant to the amendments, the dividend notes were amended to (i) extend the maturity date of the notes from September 30, 2011 to December 31, 2012, (ii) modify the amortization schedule of the notes to reduce the annual principal payment amounts from $4.5 million to $1.3 million in 2010; from $3.3 million to $2.5 million in 2011; and provide for total payments in 2012 of $4.0 million and (iii) permit, based on our leverage ratio, the prepayment of all or a portion of the principal amount of the notes, together with interest on the principal amount.

On July 26, 2010, we entered into a second amendment (the “Second Amendment”) to our credit facility. The Second Amendment provided for a $5.0 million term loan component of the credit facility, the proceeds of which were used to finance a portion of the purchase price payable in connection with our acquisition of certain assets of Advantage effective July 25, 2010. The term loan will be repaid in 24 equal monthly installments commencing February 2011. Interest on the new term loan under the credit facility is payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 4.6% or the LIBOR rate for term periods of one, two, three or six months plus a margin of 4.6%. Interest will be paid monthly or at the end of the relevant interest period. The term loan has a maturity date of January 5, 2013. The total consideration payable pursuant to the Purchase Agreement was $8.3 million, comprised of $5.1 million in cash, common stock consideration with a deemed value of $1.2 million resulting in the issuance of 248,000 common shares, a maximum of $2.0 million in future cash consideration subject to the achievement of certain performance targets set forth in an earn-out agreement and the assumption of certain specified liabilities. The contingent earn-out obligation has been recorded at its fair value of $1.6 million, which is the present value of our obligation based on probability-weighted estimates of the achievement of certain performance targets, as defined.

As of December 31, 2010 we had $33.3 million outstanding on our credit facility. After giving effect to the amount drawn on our credit facility, approximately $6.8 million of outstanding letters of credit and borrowing limits based on an advanced multiple of adjusted EBITDA, we had $13.5 million available for borrowing under the credit facility as of December 31, 2010.

While our growth plan is not dependent on the completion of acquisitions, if we do not have sufficient cash resources or availability under our credit facility, or we are otherwise prohibited from making acquisitions, our growth could be limited unless we obtain additional equity or debt financing or unless we obtain the necessary consents from our lenders. We believe the available borrowings under our credit facility which, when taken together with cash from operations, will be sufficient to cover our working capital needs for at least the next 12 months.

Cash Flows

The following table summarizes historical changes in our cash flows for:

	2010	2009	2008
	(in thousands)
Net cash provided by (used in) operating activities	$10,703	$(8,925)	$4,606
Net cash used in investing activities	(6,200)	(14,848)	(5,415)
Net cash (used in) provided by financing activities	(4,205)	18,178	6,901

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net cash provided by operating activities was $10.7 million in 2010, compared to net cash used in operating activities of $8.9 million for 2009. The 2010 improvement in cash provided from operations of $19.6 million was primarily due to improvements in accounts receivable resulting from an increase in payments received from the State of Illinois and our continued focus on cash collections. The 2010 improvement in cash provided from accounts receivable net of reserves was $20.8 million which resulted from an increase in accounts receivable of $0.5 million in 2010 compared to an increase of $21.3 million in 2009. The improvement in accounts receivable during 2010 was partially off-set by $1.2 million of net cash used in operations for accounts payable, accrued expenses, taxes, and prepaid and other assets due to the timing of the related payments.

Net cash used in investing activities was $6.2 million for 2010 and $14.9 million for 2009. Our investing activities for 2010 include cash due at closing of $5.1 million for the acquisition of Advantage, payment of $0.5 million pursuant to the contingent payment agreement entered into in connection with a 2008 acquisition, and $0.6 million in capital expenditures. Our investing activities for 2009 included a payment of $12.7 million pursuant to the contingent payment agreement entered into in connection with the 2006 acquisition of Addus HealthCare, $1.4 million in contingent consideration payments made on previously acquired businesses, and $0.7 million in capital expenditures.

Net cash used in financing activities was $4.2 million for 2010 compared to net cash provided by financing activities of $18.2 million in 2009. Our financing activities during 2010 were primarily driven by borrowings of $5.0 million under our new term loan, net payments of $5.3 million on our credit facility, payments of $1.3 million on our dividend notes and net payments of $2.6 million on all other notes.

Our financing activities for 2009 were primarily driven by our IPO that was completed on November 2, 2009 and our credit facility, consisting of a $50 million revolving line of credit. We used the $47.5 million net proceeds from our IPO, together with $29.5 million of initial borrowings under our credit facility to make total payments of $72.7 million related to the repayment of amounts outstanding under our prior credit facility, to make a payment required by a contingent payment agreement previously entered into with the former owners of Addus HealthCare, to pay a portion of the dividends accrued on our series A preferred stock that converted into shares of common stock in connection with the offering, to pay a one-time consent fee to certain former holders of such shares of series A preferred stock, to pay the former Chairman of Addus HealthCare amounts required by his separation and general release agreement and to pay related fees and expenses. As of December 31, 2009 we had $38.5 million outstanding on the credit facility.

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

Net cash provided by financing activities was $18.2 million for 2009 compared to $6.9 million in 2008. Our financing activities for 2009 were primarily driven by our IPO that was completed on November 2, 2009 and our credit facility. We used the $47.5 million net proceeds from our IPO, together with $29.5 million of initial borrowings under our credit facility to make total payments of $72.7 million related to the repayment of amounts outstanding under our prior credit facility, to make a payment required by a contingent payment agreement previously entered into with the former owners of Addus HealthCare, to pay a portion of the dividends accrued on our series A preferred stock that converted into shares of common stock in connection with the offering, to pay a one-time consent fee to certain former holders of such shares of series A preferred stock, to pay the former Chairman of Addus HealthCare amounts required by his separation and general release agreement and to pay related fees and expenses. As of December 31, 2009 we had $38.5 million outstanding on the credit facility.

Outstanding Accounts Receivable

Outstanding accounts receivable, net of the allowance for doubtful accounts, increased by $0.5 million for the year ended December 31, 2010 as compared to December 31, 2009. The increase was primarily attributable to higher revenues and delays in reimbursements from certain payors.

We establish our allowance for doubtful accounts to the extent it is probable that a portion or all of a particular account will not be collected. Our provision for doubtful accounts is estimated and recorded primarily by aging receivables utilizing eight aging categories and applying our historical collection rates to each aging category, taking into consideration factors that might impact the use of historical collection rates or payor groups, with certain large payors analyzed separately from other payor groups. In our evaluation of these estimates, we also consider delays in payment trends in individual states due to budget or funding issues, billing conversions related to acquisitions or internal systems, resubmission of bills with required documentation and disputes with specific payors. We have experienced increases in the aging of our accounts receivable resulting from billing delays during the conversion process, either procedural or internal, related to both acquired agencies and transferring our existing home & community locations from a legacy system to the centralized McKesson operating system. Reasons for the delays include obtaining approvals from federal and state governmental agencies of provider numbers we acquired with our acquisitions, McKesson payor and billing set-up processes and required staff training. During 2010 and 2009 we have also experienced a significant increase in our private duty business, which inherently carries a higher collection risk, especially in our home & community segment. Unlike our state, local and other governmental payors, these customers are responsible for their own payment (a portion of which may be funded through qualified veteran benefits). Contributing to higher receivable balances are veteran benefits that may take several months to be awarded by the Veterans Health Administration.

Our collection procedures include review of account agings and direct contact with our payors. We have historically not used collection agencies. An uncollectible amount, not governed by amount or aging, is written off to the allowance account only after reasonable collection efforts have been exhausted. The following tables detail our accounts receivable before reserves by payor category, showing Illinois governmental payors separately, and segment and the related allowance amount at December 31, 2010 and 2009:

	December 31, 2010
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(in thousands, except percentages)
Home & Community
Illinois governmental based programs	$30,228	$14,060	$960	$1,926	$47,174
Other state, local and other governmental programs	10,730	248	1,188	1,636	13,802
Private duty and commercial	2,095	790	1,026	830	4,741

	43,053	15,098	3,174	4,392	65,717

Home Health
Medicare	4,768	1,294	246	36	6,344
Other state, local and other governmental programs	303	69	24	94	490
Private duty and commercial	2,317	600	360	181	3,458
Illinois governmental based programs	1,011	241	253	163	1,668

	8,399	2,204	883	474	11,960

Total	$51,452	$17,302	$4,057	$4,866	$77,677

Related aging %	66.2%	22.3%	5.2%	6.3%
Allowance for doubtful accounts					$6,723
Reserve as % of gross accounts receivable					8.7%

	December 31, 2009
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(in thousands, except percentages)
Home & Community
Illinois governmental based programs	$26,208	$14,536	$1,685	$543	$42,972
Other state, local and other governmental programs	12,595	1,633	2,274	631	17,133
Private duty and commercial	1,869	809	454	108	3,240

	40,672	16,978	4,413	1,282	63,345

Home Health
Medicare	4,433	1,123	483	157	6,196
Other state, local and other governmental programs	1,726	163	134	126	2,149
Private duty and commercial	1,346	415	397	169	2,327
Illinois governmental based programs	367	187	147	586	1,287

	7,872	1,888	1,161	1,038	11,959

Total	$48,544	$18,866	$5,574	$2,320	$75,304

Related aging %	64.5%	25.1%	7.4%	3.0%
Allowance for doubtful accounts					$4,813
Reserve as % of gross accounts receivable					6.4%

We calculate our days sales outstanding (“DSO”) by taking the accounts receivable outstanding net of the allowance for doubtful accounts and deducting deferred revenues at the end of the period, divided by the total net service revenues for the last quarter, multiplied by the number of days in that quarter. The adjustment for deferred revenues relates to Medicare receivables which are recorded at the inception of each 60 day episode of care at the full requested anticipated payment (“RAP”) amount. Our DSOs at December 31, 2010 and December 31, 2009 were 90 days and 96 days, respectively. The DSO for our largest payor, the Illinois Department on Aging, at December 31, 2010 and 2009 were 138 days and 142 days, respectively.

Indebtedness

Credit Facility

Our credit facility, most recently amended on July 26, 2010, provides a $55.0 million revolving line of credit expiring November 2, 2014, and a $5.0 million term loan maturing January 5, 2013, and includes a $15.0 million sublimit for the issuance of letters of credit. Substantially all of the subsidiaries of Holdings are co-borrowers, and Holdings has guaranteed the borrowers’ obligations under the credit facility. The credit facility is secured by a first priority security interest in all of Holdings’ and the borrowers’ current and future tangible and intangible assets, including the shares of stock of the borrowers.

The availability of funds under the revolving credit portion of the credit facility is based on the lesser of (i) the product of adjusted EBITDA, as defined, for the most recent 12-month period for which financial statements have been delivered under the credit facility agreement multiplied by the specified advance multiple, up to 3.00, less the outstanding senior indebtedness and letters of credit, and (ii) $55.0 million less the outstanding revolving loans and letters of credit. Interest on the revolving line of credit and term loan amounts outstanding under the credit facility is payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 4.6% or the LIBOR rate for term periods of one, two, three or six months plus a margin of 4.6%. Interest on the credit facility will be paid monthly on or at the end of the relevant interest period, as determined in accordance with the credit facility agreement. The borrowers will pay a fee equal to 0.5% per annum of the unused portion of the revolving portion of the credit facility. Issued stand-by letters of credit will be charged at a rate of 2% per annum payable monthly.

The credit facility contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The credit facility also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum fixed charge coverage ratio, a requirement to stay below a maximum senior leverage ratio and a requirement to stay below a maximum permitted amount of capital expenditures, as well as restrictions on guarantees, indebtedness, liens, dividends, distributions, investments and loans, subject to customary carve outs, restrictions on Holdings’ and the borrowers’ ability to enter into transactions other than in the ordinary course of business, a restriction on the ability to consummate more than three acquisitions in any calendar year, or for the purchase price of any one acquisition to exceed $0.5 million, in each case without the consent of the lenders, restrictions on mergers, transfers of assets, acquisitions, equipment, subsidiaries and affiliate transactions, subject to customary carve outs, and restrictions on fundamental changes and lines of business. We were in compliance with all of our credit facility covenants at December 31, 2010.

Dividend Notes

On November 2, 2009, in conjunction with our IPO, all outstanding shares of Holdings’ series A preferred stock were converted into an aggregate 4.077 million shares of common stock at a ratio of 1:108. Total accrued and unpaid dividends on the series A preferred stock were $13.1 million as of November 2, 2009, at which time a dividend payment of $0.2 million was made and the remaining $12.9 million in unpaid preferred dividends were converted into dividend notes. The dividend notes are subordinated and junior to all obligations under our credit facility. On November 2, 2009, we made a mandatory payment of $4.0 million on the dividend notes. Interest on the outstanding dividend notes accrues at a rate of 10% per annum, compounded annually. The outstanding principal amount of the dividend notes was originally payable in eight equal consecutive quarterly installments which commenced on December 31, 2009 and each March 31, June 30, September 30 and December 31 of each year thereafter until paid in full. Interest on the unpaid principal balance of the dividend notes is due and payable quarterly in arrears together with each payment of principal.

On March 18, 2010, we amended our subordinated dividend notes. Pursuant to the amendments, the dividend notes were amended to (i) extend the maturity date of the dividend notes from September 30, 2011 to December 31, 2012, (ii) modify the amortization schedule of the dividend notes to reduce the annual principal payment amounts from $4.5 million to $1.3 million in 2010; from $3.4 million to $2.5 million in 2011; and amended total payments in 2012 to $4.1 million, and (iii) permit, based on our leverage ratio, the prepayment of all or a portion of the principal amount of the dividend notes, together with interest on the principal amount. A balance of $6.6 million was outstanding on the dividend notes as of December 31, 2010.

Off-Balance Sheet Arrangements

As of December 31, 2010, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

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

Revenue Recognition

Approximately 95% of our home & community segment revenues are derived from Medicaid and Medicaid waiver programs under agreements with various state and local authorities. These agreements provide for a service term ranging from one year to an indefinite term. Services are provided based on authorized hours, determined by the relevant state or local agency, at an hourly rate specified in the agreement or fixed by legislation. Services to other payors, such as private or commercial clients, are provided at negotiated hourly rates and recognized in net service revenues as services are provided. We provide for appropriate allowances for uncollectible amounts at the time the services are rendered.

Approximately 64% of our home health segment revenues are derived from Medicare. Home health services are reimbursed by Medicare based on episodes of care. Under PPS, an episode of care is defined as a length of care up to 60 days per patient with multiple continuous episodes allowed. Billings per episode under PPS vary based on the severity of the patient’s condition and are subject to adjustment, both higher and lower, for changes in the patient’s medical condition and certain other reasons. At the inception of each episode of care, we submit a request for anticipated payment, or RAP, to Medicare for 50% to 60% of the estimated PPS reimbursement. We estimate the net PPS revenues to be earned during an episode of care based on the initial RAP billing, historical trends and other known factors. The net PPS revenues are initially recognized as deferred revenues and subsequently amortized as net service revenues ratably over the 60-day episodic period. At the end of each episode of care, a final claim billing is submitted to Medicare and any changes between the initial RAP and final claim billings are recorded as an adjustment to net service revenues. For open episodes, we estimate net revenues based on historical data, and adjust net service revenues for the difference, if any, between the initial RAP and ultimate final claim amount. We did not record any significant adjustments of prior period net PPS estimates.

The other approximately 36% of revenues in our home health segment are from state and local governmental agencies, commercial insurers and private individuals. Services are primarily provided to these payors on a per visit basis based on negotiated rates. As such, net service revenues are readily determinable and recognized at the time the services are rendered. We provide for appropriate allowances for uncollectible amounts at the time the services are rendered.

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

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, interest expense, net. We recorded $0.2 million of prompt payment interest income in the fourth quarter of 2010.

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

Goodwill and Other Intangible Assets

Intangible assets are stated at fair value at the time of acquisition and the carrying value of goodwill is the residual of the purchase price over the fair value of the net assets acquired and liabilities assumed. Our intangible assets with finite lives, consisting of trade names, trademarks and non-compete agreements, are amortized principally on accelerated methods based upon their estimated useful lives. In accordance with ASC Topic 350, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are not amortized. Goodwill and indefinite lived intangible assets are required to be tested for impairment at least annually using a two-step method. We test goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever circumstances change, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. The evaluation of goodwill impairment involves comparing the current fair value of each reporting unit to the recorded value, including goodwill. We use a combination of a discounted cash flow, or DCF, model and the market multiple analysis method to determine the current fair value of each reporting unit. The DCF model was prepared using revenue and expense projections based on our current operating plan. As such, a number of significant assumptions and estimates are involved in the application of the DCF model to forecast revenue growth, price changes, gross profits, operating expenses and operating cash flows. As part of the second step of this evaluation, if the carrying value of goodwill exceeds its fair value, an impairment loss would be recognized.

We completed our annual impairment test of goodwill as of October 1, 2010 and determined that no goodwill impairment existed as of October 31, 2010. Although we believe that the financial projections used in the assessment are reasonable and appropriate for our two reporting units, there is uncertainty inherent in those projections. As of December 31, 2010, we determined that no events or circumstances from October 1, 2010 through December 31, 2010 indicated that a further assessment was necessary. However, the current Federal and state economic and reimbursement environments and state budgetary pressures to decrease or eliminate services provided by us could have a negative effect on our future earnings and cash flows from operations, as well as our total stockholders’ equity exceeding our market capitalization as of December 31, 2010, are all factors indicating the possibility of future impairment to our goodwill.

Our total stockholders’ equity was $88.1 million as of December 31, 2010 and our market capitalization was $44.1 million based on 10.8 million shares of common stock outstanding as of December 31, 2010. While the market capitalization of approximately $44.1 million is below our stockholders’ equity and was considered in our evaluation of fair value, the market capitalization metric is only one indicator of fair value. In our opinion, the market capitalization approach, by itself, is not a reliable indicator of our value.

We will continue to monitor market conditions and determine if any additional interim review of goodwill is warranted. Further deterioration in the market or actual results as compared with our projections may ultimately result in a future impairment. In the event that we determine goodwill is impaired in the future, we would need to recognize a non-cash impairment charge, which could have a material adverse effect on our consolidated balance sheet and results of operations.

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

Interest Expense, net

Our net interest expense consists of interest costs on our credit facility and other debt instruments and is recorded net of any interest income recorded by us. Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, interest expense, net. We recorded $0.2 million of prompt payment interest income in the fourth quarter of 2010.

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

New Accounting Pronouncements

In August 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-24, Health Care Entities (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries which clarifies for medical malpractice claims or similar contingent liabilities, a health care entity should not net insurance recoveries against a related claim liability. The amendments in the this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

Contractual Obligations and Commitments

We have outstanding letters of credit of $6.8 million at December 31, 2010. These standby letters of credit benefit our third party insurer for our high deductible workers’ compensation insurance program. The amount of letters of credit is negotiated annually in conjunction with the insurance renewals. We anticipate our commitment will increase as we continue to grow our business and more years are the responsibility of the successor.

The following table summarizes our cash contractual obligations as of December 31, 2010:

Contractual Obligation	Total	Less than 1 Year	1 - 2 Years	3 - 4 Years	More than 5 Years
	(in thousands)
Credit facility	$33,250	$—	$—	$33,250	$—
Term loan	5,000	2,292	2,708	—	—
Dividend notes (4)	6,569	2,500	4,069	—	—
Contingent liability	1,600	500	1,100	—	—
Other debt	366	366	—	—	—
Interest on all debt (1)	7,244	2,392	3,506	1,346	—
Operating leases	8,406	2,831	3,341	1,190	1,044

Total contractual obligations (2) (3)	$62,435	$10,881	$14,724	$35,786	$1,044

(1)	Interest is calculated at the applicable debt borrowing rate as of December 31, 2010.
(2)	The above table excludes contingent consideration in connection with earn-outs related to acquisitions completed prior to December 31, 2009. We believe the maximum aggregate potential earn-outs were $0.5 million at December 31, 2010. We cannot quantify the exact amounts to be paid because they are based on the achievement of certain future annual revenue or EBITDA thresholds.
(3)

Our credit facility was entered into on November 2, 2009 and matures on November 2, 2014. On March 18, 2010, we entered into the First Amendment to our credit facility. The First Amendment (i) increased the maximum aggregate amount of revolving loans available to us by $5.0 million to $55.0 million, (ii) modified our maximum senior debt leverage ratio from 2.75 to 1.0 to 3.00 to 1.0 for the twelve (12) month period ending March 31, 2010 and each twelve (12) month period ending on the last day of each fiscal quarter thereafter and (iii) increased the advance multiple used to determine the amount of the borrowing base from 2.75 to 1.0 to 3.00 to 1.0. On July 26, 2010, we entered into the Second Amendment to our credit facility. The Second Amendment provided for a $5.0 million term loan component of the credit facility, the proceeds of which were used to finance a portion of the purchase price payable in connection with our acquisition of certain assets of Advantage effective July 25, 2010. The term loan will be repaid in 24 equal monthly installments which commenced in February 2011. Interest on the new term loan under the credit facility is payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 4.6% or the LIBOR rate for term periods of one, two, three or six months plus a margin of 4.6%. Interest will be paid monthly or at the end of the relevant interest period. The term loan has a maturity date of January 5, 2013.

(4)	On March 18, 2010, we amended our subordinated dividend notes that we issued on November 2, 2009 in the aggregate original principal amount of $12.9 million. A balance of $6.6 million was outstanding on the dividend notes as of December 31, 2010. Pursuant to the amendments, the dividend notes were amended to (i) extend the maturity date of the notes from September 30, 2011 to December 31, 2012, (ii) modify the amortization schedule of the notes to reduce the annual principal payment amounts from $4.5 million to $1.3 million in year 2010 and from $3.4 million to $2.5 million in 2011; and provides for total payments in 2012 of $4.1 million and (iii) permit, based on our leverage ratio, the prepayment of all or a portion of the principal amount of the notes, together with interest on the principal amount.

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

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from fluctuations in interest rates. As of December 31, 2010, our weighted average interest rate on our credit facility was 4.86% on total indebtedness of $38.3 million. The impact on a 1.0% increase or decrease in interest rates would increase or decrease interest expense by $0.4 million.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework , our management concluded our internal control over financial reporting was effective as of December 31, 2010.

Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

ITEM 9B.	OTHER INFORMATION

None

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K as we intend to file our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders pursuant to Regulation 14A of the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the 2011 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2010.

Independent Director Compensation

On March 25, 2011, the Board of Directors adopted changes to our director compensation policy such that independent directors will receive their annual grants of restricted shares of our common stock valued at $10,000 on the second business day following the filing of our Annual Report on Form 10-K each year. Each independent director’s shares of restricted stock will vest on the anniversary of his initial grant. A copy of the modified Independent Director Compensation Policy is attached hereto as Exhibit 10.36.

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

The information required by this item is incorporated by reference to the 2011 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the 2011 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the 2011 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2010.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the 2011 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2010.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Consolidated Financial Statements

1.	Consolidated Financial Statements. The consolidated financial statements as listed in the accompanying “Index to Consolidated Financial Information” in page F-1 are filed as part of this Annual Report.

2.	Consolidated Financial Statement Schedule. Schedules have been omitted because they are not applicable or are not required or the information required to be set forth in those schedules is included in the consolidated financial statements or related notes. All other schedules not listed in the accompanying index have been omitted as they are either not required or not applicable, or the required information is included in the consolidated financial statements or the notes thereto.

(b)	Exhibits

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Addus HomeCare Corporation dated as of November 2, 2009 (filed on November 20, 2009 as Exhibit 3.1 to Addus HomeCare Corporation’s Quarterly Report on Form 10-Q and incorporated by reference herein)

3.2	Amended and Restated Bylaws of Addus HomeCare Corporation (filed on September 21, 2009 as Exhibit 3.5 to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

4.1	Form of Common Stock Certificate (filed on October 2, 2009 as Exhibit 4.1 to Amendment No. 4 to the Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

4.2	Registration Rights Agreement, dated September 19, 2006, by and among Addus HomeCare Corporation, Eos Capital Partners III, L.P., Eos Partners SBIC III, L.P., Freeport Loan Fund LLC, W. Andrew Wright, III, Addus Term Trust, W. Andrew Wright Grantor Retained Annuity Trust, Mark S. Heaney, James A. Wright and Courtney E. Panzer (filed on July 17, 2009 as Exhibit 4.2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

4.3	Amended and Restated Unsecured 10% Junior Subordinated Promissory Note, dated as of March 18, 2010, by and between Addus HomeCare Corporation and Eos Capital Partners III, L.P. in the principal amount of $6,074,493.24 (filed on March 18, 2010 as Exhibit 99.2 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

4.4	Amended and Restated Unsecured 10% Junior Subordinated Promissory Note, dated as of March 18, 2010, by and between Addus HomeCare Corporation and Eos Partners SBIC III, L.P. in the principal amount of $1,744,265.26 (filed on March 18, 2010 as Exhibit 99.3 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.1	Separation and General Release Agreement, dated as of September 20, 2009, between Addus HealthCare, Inc. and W. Andrew Wright, III (filed on September 21, 2009 as Exhibit 10.1(b) to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.2	Amended and Restated Employment and Non-Competition Agreement, dated May 6, 2008, between Addus HealthCare, Inc. and Mark S. Heaney (filed on July 17, 2009 as Exhibit 10.2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

Exhibit Number	Description of Document

10.3	Amendment to the Amended and Restated Employment and Non-Competition Agreement, dated September 30, 2009, between Addus HealthCare, Inc. and Mark S. Heaney (filed on October 2, 2009 as Exhibit 10.2(a) to Amendment No. 4 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.4	Agreement and General Release, dated as of September 2, 2010, between Addus HealthCare, Inc. and Frank Leonard (filed on September 7, 2010 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.5	Employment Agreement, dated November 29, 2010, by and between Addus HealthCare, Inc. and Dennis Meulemans (filed on December 1, 2010 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.6	Amended and Restated Employment and Non-Competition Agreement, dated August 27, 2007, between Addus HealthCare, Inc. and Darby Anderson (filed on July 17, 2009 as Exhibit 10.4 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.7	Amendment to the Amended and Restated Employment and Non-Competition Agreement, dated September 30, 2009, between Addus HealthCare, Inc. and Darby Anderson (filed on October 2, 2009 as Exhibit 10.4(a) to Amendment No. 4 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.8	Separation Agreement, Waiver and General Release, dated as of November 23, 2010, between Addus HealthCare, Inc. and Sharon Rudden (filed on November 30, 2010 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.9	Employment Agreement effective January 19, 2011, by and between Addus HealthCare, Inc. and Daniel Schwartz (filed on January 4, 2011 as Exhibit 99.2 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.10	Amended and Restated Employment and Non-Competition Agreement, dated October 8, 2008, between Addus HealthCare, Inc. and David W. Stasiewicz (filed on July 17, 2009 as Exhibit 10.6 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.11	Amendment No. 1 to Amended and Restated Employment and Non-Competition Agreement between Addus HealthCare, Inc. and David W. Stasiewicz (filed on October 2, 2009 as Exhibit 10.6(a) to Amendment No. 4 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.12	Employment and Non-Competition Agreement, dated March 23, 2007, between Addus HealthCare, Inc. and Paul Diamond (filed on July 17, 2009 as Exhibit 10.7 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.13	Amendment to the Employment and Non-Competition Agreement, dated September 30, 2009, between Addus HealthCare, Inc. and Paul Diamond (filed on October 2, 2009 as Exhibit 10.7(a) to Amendment No. 4 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.14	Addus HealthCare, Inc. Home Health and Home Care Division Vice President and Regional Director Bonus Plan (filed on July 17, 2009 as Exhibit 10.10 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

Exhibit Number	Description of Document

10.15	Addus HealthCare, Inc. Support Center Vice President and Department Director Bonus Plan (filed on July 17, 2009 as Exhibit 10.11 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.16	Addus Holding Corporation 2006 Stock Incentive Plan (filed on July 17, 2009 as Exhibit 10.12 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.17	Director Form of Option Award Agreement under the 2006 Stock Incentive Plan (filed on July 17, 2009 as Exhibit 10.13 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.18	Executive Form of Option Award Agreement under the 2006 Stock Incentive Plan (filed on July 17, 2009 as Exhibit 10.14 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.19	Form of Indemnification Agreement (filed on July 17, 2009 as Exhibit 10.16 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.20	License Agreement, dated March 24, 2006, between McKesson Information Solutions, LLC and Addus HealthCare, Inc. (filed on August 26, 2009 as Exhibit 10.17 to Amendment No. 1 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.21	Contract Supplement to the License Agreement, dated March 24, 2006 (filed on August 26, 2009 as Exhibit 10.17(a) to Amendment No. 1 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.22	Contract Supplement to the License Agreement, dated March 28, 2006 (filed on August 26, 2009 as Exhibit 10.17(b) to Amendment No. 1 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.23	Amendment to License Agreement, dated March 28, 2006, between McKesson Information Solutions, LLC and Addus HealthCare, Inc. (filed on August 26, 2009 as Exhibit 10.17(c) to Amendment No. 1 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.24	Lease, dated April 1, 1999, between W. Andrew Wright, III and Addus HealthCare, Inc. (filed on July 17, 2009 as Exhibit 10.18 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.25	First Amendment to Lease, dated as of April 1, 2002, between W. Andrew Wright, III and Addus HealthCare, Inc. (filed on July 17, 2009 as Exhibit 10.18(a) to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.26	Second Amendment to Lease, dated as of September 19, 2006, between W. Andrew Wright, III and Addus HealthCare, Inc. (filed on July 17, 2009 as Exhibit 10.18(b) to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.27	Third Amendment to Lease, dated as of September 1, 2008, between W. Andrew Wright, III and Addus HealthCare, Inc. (filed on July 17, 2009 as Exhibit 10.18(c) to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.28	Addus HomeCare Corporation 2009 Stock Incentive Plan (filed on September 21, 2009 as Exhibit 10.20 to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

Exhibit Number	Description of Document

10.29	Form of Incentive Stock Option Award Agreement under the 2009 Stock Incentive Plan (filed on September 21, 2009 as Exhibit 10.20(a) to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.30	Form of Restricted Stock Award Agreement under the 2009 Stock Incentive Plan (filed on September 21, 2009 as Exhibit 10.20(b) to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.31	Loan and Security Agreement, dated as of November 2, 2009, by and among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation and Professional Reliable Nursing Service, Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions that are or may from time to time become parties thereto, and Addus HomeCare Corporation, as guarantor (filed on November 5, 2009 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.32	Consent and Amendment No. 1 to the Loan and Security Agreement, dated as of March 18, 2010, by and among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation and Professional Reliable Nursing Service, Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions that are or may from time to time become parties thereto, and Addus HomeCare Corporation, as guarantor (filed on March 18, 2010 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.33	Joinder, Consent and Amendment No. 2 to Loan and Security Agreement, dated as of July 26, 2010, by and among Addus HealthCare, Inc., Addus HealthCare (South Carolina), Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation and Professional Reliable Nursing Service, Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions that are or may from time to time become parties thereto, and Addus HomeCare Corporation, as guarantor (filed on July 27, 2010 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.34	Asset Purchase Agreement dated as of July 26, 2010, by and among Addus HealthCare (South Carolina), Inc., Advantage Health Systems, Inc., Paul Mitchell as the Seller Representative and the Sellers set forth on Exhibit A thereto (filed on July 27, 2010 as Exhibit 99.2 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.35	Earn-Out Agreement dated as of July 26, 2010, by and among Addus HealthCare (South Carolina), Inc., Advantage Health Systems, Inc., Paul Mitchell as the Seller Representative and the Sellers set forth on therein (filed on July 27, 2010 as Exhibit 99.3 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.36	Summary of Independent Director Compensation Policy*

21.1	Subsidiaries of the Addus HomeCare Corporation*

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm*

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Addus HomeCare Corporation

By:	/S/ MARK S. HEANEY
Mark S. Heaney, President and Chief Executive Officer

Date: March 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/S/ MARK S. HEANEY Mark S. Heaney	President and Chief Executive Officer (Principal Executive Officer)	March 28, 2011

/S/ DENNIS B. MEULEMANS Dennis B. Meulemans	Chief Financial Officer (Principal Financial Officer)	March 28, 2011

/S/ MARK L. FIRST Mark L. First	Director	March 28, 2011

/S/ SIMON A. BACHLEDA Simon A. Bachleda	Director	March 28, 2011

/S/ W. ANDREW WRIGHT, III W. Andrew Wright, III	Director	March 28, 2011

/S/ STEVEN I. GERINGER Steven I. Geringer	Director	March 28, 2011

/S/ WAYNE B. LOWELL Wayne B. Lowell	Director	March 28, 2011

/S/ R. DIRK ALLISON R. Dirk Allison	Director	March 28, 2011

Report of Independent Registered Public Accounting Firm

Addus HomeCare Corporation and Subsidiaries

Palatine, Illinois

We have audited the accompanying consolidated balance sheets of Addus HomeCare Corporation and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. We have also audited the schedule in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Addus HomeCare Corporation and Subsidiaries at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

Chicago, Illinois	/s/ BDO USA, LLP
March 28, 2011

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2010 and 2009

(amounts and shares in thousands, except per share data)

	2010	2009
Assets
Current assets
Cash	$816	$518
Accounts receivable, net of allowances of $6,723 and $4,813 at December 31, 2010 and 2009, respectively	70,954	70,491
Prepaid expenses and other current assets	7,704	6,937
Deferred tax assets	6,324	5,700
Income taxes receivable	—	732

Total current assets	85,798	84,378

Property and equipment, net of accumulated depreciation and amortization	2,923	3,133

Other assets
Goodwill	63,930	59,482
Intangibles, net of accumulated amortization	13,570	13,082
Deferred tax assets	—	509
Other assets	703	731

Total other assets	78,203	73,804

Total assets	$166,924	$161,315

Liabilities and stockholders’ equity

Current liabilities
Accounts payable	$3,304	$3,763
Accrued expenses	26,529	25,557
Current maturities of long-term debt	5,158	7,388
Deferred revenue	2,141	2,189

Total current liabilities	37,132	38,897

Long-term debt, less current maturities	40,027	41,851
Deferred tax liabilities	562	—
Other long-term liabilities	1,112	—

Total liabilities	78,833	80,748

Commitments, contingencies and other matters

Stockholders’ equity
Preferred stock—$.001 par value; 10,000 authorized and 0 shares issued and outstanding as of December 31, 2010 and 2009, respectively	—	—
Common stock—$.001 par value; 40,000 authorized and 10,751 and 10,499 shares issued and outstanding as of December 31, 2010 and 2009, respectively	11	10
Additional paid-in capital	82,106	80,611
Retained earnings (deficit)	5,974	(54)

Total stockholders’ equity	88,091	80,567

Total liabilities and stockholders’ equity	$166,924	$161,315

See accompanying notes to consolidated financial statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2010, 2009 and 2008

(amounts and shares in thousands, except per share data)

	For the Year Ended December 31,
	2010	2009	2008
Net service revenues	$271,732	$259,305	$236,306
Cost of service revenues	191,853	182,693	167,254

Gross profit	79,879	76,612	69,052
General and administrative expenses	63,841	59,924	52,112
Depreciation and amortization	4,046	4,913	6,092

Total operating expenses	67,887	64,837	58,204

Operating income	11,992	11,775	10,848
Interest expense, net	3,004	6,773	5,755

Income from operations before income taxes	8,988	5,002	5,093
Income tax expense	2,960	1,400	1,070

Net income	6,028	3,602	4,023
Less: Preferred stock dividends, undeclared subject to payment on conversion; declared and converted in November 2009	—	(5,387)	(4,270)

Net income (loss) attributable to common shareholders	$6,028	$(1,785)	$(247)

Basic and diluted income (loss) per common share	$0.57	$(0.66)	$(0.24)

Weighted average number of common shares and potential common shares outstanding:
Basic	10,604	2,707	1,019
Diluted	10,606	2,707	1,019

See accompanying notes to consolidated financial statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2010, 2009 and 2008

(amounts and shares in thousands)

	Common Stock		Preferred Stock			Additional Paid-In Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Dividends
Balance at December 31, 2007	1,019	$1	38	$37,750	$(4,952)	$1,157	$594	$34,550
Dividends accrued on preferred stock	—	—	—	—	(4,270)	—	—	(4,270)
Stock-based compensation	—	—	—	—	—	272	—	272
Net income	—	—	—	—	—	—	4,023	4,023

Balance at December 31, 2008	1,019	1	38	37,750	(9,222)	1,429	4,617	34,575
Dividends accrued on preferred stock	—	—	—	—	(5,387)	—	—	(5,387)
Dividends on preferred stock	—	—	—	—	14,609	(6,336)	(8,273)	—
Conversion of Series A preferred stock to common stock	4,077	4	(38)	(37,750)	—	37,746	—	—
Net proceeds from issuance of common stock, net of underwriters’ discount and transaction costs	5,400	5	—	—	—	47,475	—	47,480
Issuance of shares of common stock under restricted stock award agreements	3	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	297	—	297
Net income	—	—	—	—	—	—	3,602	3,602

Balance at December 31, 2009	10,499	10	—	—	—	80,611	(54)	80,567
Issuance of shares of common stock under restricted stock award agreements	4	1	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	—	255	—	255
Stock issued for acquisition	248	—	—	—	—	1,240	—	1,240
Net income	—	—	—	—	—	—	6,028	6,028

Balance at December 31, 2010	10,751	$11	—	$—	$—	$82,106	$5,974	$88,091

See accompanying notes to consolidated financial statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2010, 2009 and 2008

(amounts in thousands)

	For the Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net income	$6,028	$3,602	$4,023
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	4,046	4,913	6,092
Deferred income taxes	447	(735)	(815)
Change in fair value of financial instrument	(191)	(586)	778
Stock-based compensation	255	297	272
Contingent purchase price deemed interest expense	—	1,802	—
Write-off of debt issuance costs	—	794	—
Amortization of debt issuance costs	179	590	483
Provision for doubtful accounts	4,429	4,514	2,451
Gain on sale of assets	—	—	(11)
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	(4,892)	(25,768)	(8,313)
Prepaid expenses and other current assets	(767)	(1,790)	(2,610)
Income taxes	732	(272)	(752)
Checks issued against future deposits	—	—	(3,956)
Accounts payable	(459)	(116)	502
Accrued expenses	944	3,816	5,974
Deferred revenue	(48)	14	488

Net cash provided by (used in) operating activities	10,703	(8,925)	4,606

Cash flows from investing activities
Acquisitions of businesses	(5,588)	(14,177)	(5,026)
Proceeds on sale of equipment	—	—	17
Purchases of property and equipment	(612)	(671)	(406)

Net cash used in investing activities	(6,200)	(14,848)	(5,415)

Cash flows from financing activities
Net proceeds from issuance of common stock	—	47,480	—
Borrowings on term loan	—	—	8,500
Payments on term loan	—	(53,368)	(5,192)
Net borrowings (repayments) on revolving credit loans	—	(7,694)	3,908
Net borrowings on new term loan	5,000	—	—
Net borrowings (payments) on credit facility	(5,250)	38,500	—
Payments on preferred stock dividends	—	(1,673)	—
Payments on subordinated dividend notes	(1,250)	(5,117)	—
Debt issuance costs	(151)	(756)	(272)
Net borrowings (repayments) on other notes payable	(2,554)	806	(43)

Net cash (used in) provided by financing activities	(4,205)	18,178	6,901

Net change in cash	298	(5,595)	6,092
Cash, at beginning of period	518	6,113	21

Cash, at end of period	$816	$518	$6,113

Supplemental disclosures of cash flow information
Cash paid for interest	$3,555	$5,872	$4,606
Cash paid for income taxes	1,457	2,405	3,084
Supplemental disclosures of non-cash investing and financing activities
Issuance of subordinated promissory notes payable for acquisitions	$—	$—	$1,350
Contingent and deferred consideration accrued for acquisitions	1,615	709	1,528
Undeclared accrued preferred stock dividends	—	5,387	4,270
Tax benefit related to the amortization of tax goodwill in excess of book basis	160	425	135
Conversion of accrued preferred dividends into subordinated dividend notes	—	12,936	—

See accompanying notes to consolidated financial statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)

1. Significant Accounting Policies

Basis of Presentation and Description of Business

The consolidated financial statements include the accounts of Addus HomeCare Corporation (“Holdings”) and its subsidiaries (together with Holdings, the “Company” or “we”). The Company provides home & community and home health services through a network of locations throughout the United States. These services are primarily performed in the homes of the consumers. The Company’s home & community services include assistance to the elderly, chronically ill and disabled with bathing, grooming, dressing, personal hygiene and medication reminders, and other activities of daily living. Home & community services are primarily performed under agreements with state and local governmental agencies. The Company’s home health services are operated through licensed and Medicare certified offices that provide physical, occupational and speech therapy, as well as skilled nursing services to pediatric, adult infirm and elderly patients. Home health services are reimbursed from Medicare, Medicaid and Medicaid-waiver programs, commercial insurance and private payors.

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

Revenue Recognition

The Company generates net service revenues by providing home & community services and home health services directly to consumers. The Company receives payments for providing such services from federal, state and local governmental agencies, commercial insurers and private individuals.

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

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

Home Health

The home health segment net service revenues are primarily generated on a per episode or per visit basis. Home health segment net service revenues consist of approximately 64% of Medicare services with the balance being non-Medicare services derived from Medicaid, commercial insurers and private duty. Home health net service revenues reimbursed by Medicare are based on episodes of care. Under the Medicare Prospective Payment System (“PPS”), an episode of care is defined as a length of care up to 60 days with multiple continuous episodes allowed per patient. Medicare billings under PPS vary based on the severity of the patient’s condition and are subject to adjustment, both positive and negative, for changes in the patient’s medical condition and certain other reasons. At the inception of each episode of care a request for anticipated payment (“RAP”) is submitted to Medicare for 50% to 60% of the estimated PPS reimbursement. The Company estimates the net PPS revenues to be earned during an episode of care based on the initial RAP billing, historical trends and other known factors. The net PPS revenues are initially recognized as deferred revenues and subsequently amortized as net service revenues ratably over the 60-day episodic period. At the end of each episode of care a final claim billing is submitted to Medicare and any changes between the initial RAP and final claim billings are recorded as an adjustment to net service revenues. No significant adjustments from initial estimates have been recorded as a result of the process. Other non-Medicare services are primarily provided on a per visit basis determinable and recognized as revenues at the time services are rendered.

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates may change in the near term. The Company believes that it is in compliance in all material respects with all applicable laws and regulations.

Allowance for Doubtful Accounts

The Company establishes its allowance for doubtful accounts to the extent it is probable that a portion or all of a particular account will not be collected. The Company estimates its provision for doubtful accounts primarily by aging receivables utilizing eight aging categories, and applying its historical collection rates to each aging category, taking into consideration factors that might impact the use of historical collection rates or payor groups, with certain large payors analyzed separately from other payor groups. In the Company’s evaluation of these estimates, it also considers delays in payment trends in individual states due to budget or funding issues, billing conversions related to acquisitions or internal systems, resubmission of bills with required documentation and disputes with specific payors. An allowance for doubtful accounts is maintained at a level management believes is sufficient to cover potential losses. However, actual collections could differ from our estimates.

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

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

Goodwill

The Company’s carrying value of goodwill is the residual of the purchase price over the fair value of the net assets acquired from various acquisitions including the acquisition of Addus HealthCare, Inc. (“Addus HealthCare”). In accordance with Accounting Standards Codification TM (“ASC”) Topic 350, “Goodwill and Other Intangible Assets ,” goodwill and intangible assets with indefinite useful livesare not amortized. The Company tests goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. Goodwill and indefinite lived intangible assets are required to be tested for impairment at least annually using a two-step method. The first step in the evaluation of goodwill impairment involves comparing the current fair value of each reporting unit to the recorded value, including goodwill. The Company uses the combination of a discounted cash flow model (“DCF model”) and the market multiple analysis method to determine the current fair value of each reporting unit. The DCF model was prepared using revenue and expense projections based on the Company’s current operating plan. As such, a number of significant assumptions and estimates are involved in the application of the DCF model to forecast revenue growth, price changes, gross profits, operating expenses and operating cash flows. The cash flows were discounted using a weighted average cost of capital ranging from 13.5% to 15.5%, which was management’s best estimate based on the capital structure of the Company and external industry data. As part of the second step of this evaluation, if the carrying value of goodwill exceeds its fair value an impairment loss would be recognized.

The Company completed its annual impairment test of goodwill as of October 1, 2010 and determined that no goodwill impairment existed as of October 31, 2010. Although the Company believes that the financial projections used in the assessment are reasonable and appropriate for its two reporting units, there is uncertainty inherent in those projections. As of December 31, 2010 the Company determined that no events or circumstances from October 1, 2010 through December 31, 2010 indicated that a further assessment was necessary. However, the current Federal and state economic and reimbursement environments and state budgetary pressures to decrease or eliminate services provided by the Company could have a negative effect on future earnings and cash flows from operations, as well as the Company’s total stockholders’ equity exceeding its market capitalization as of December 31, 2010, are all factors indicating the possibility of future impairment to the Company’s goodwill.

The Company’s total stockholders’ equity was $88,091 as of December 31, 2010 and the Company’s market capitalization was approximately $44,079 based on 10,751 shares of common stock outstanding as of December 31, 2010. While the market capitalization of approximately $44,079 is below the Company’s stockholders’ equity and was considered in its evaluation of fair value, the market capitalization metric is only one indicator of fair value. In the Company’s opinion, the market capitalization approach, by itself, is not a reliable indicator of the value for the Company.

The Company will continue to monitor market conditions and determine if any additional interim review of goodwill is warranted. Further deterioration in the market or actual results as compared with the Company’s projections may ultimately result in a future impairment. In the event that the Company determines goodwill is impaired in the future, it would need to recognize a non-cash impairment charge, which could have a material adverse effect on its consolidated balance sheet and results of operations.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

Intangible Assets

The Company’s identifiable intangible assets consist of customer and referral relationships, trade names, trademarks, state licenses and non-compete agreements. Amortization is computed using straight-line and accelerated methods based upon the estimated useful lives of the respective assets, which range from two to 25 years.

ASC Topic 350 requires that the fair value of intangible assets with finite lives be estimated and compared to the carrying value. The Company estimates the fair value of these intangible assets using the income approach. The Company recognizes an impairment loss when the estimated fair value of the intangible asset is less than the carrying value. Intangible assets with finite lives are amortized using the estimated economic benefit method over the useful life and assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

Long-Lived Assets

The Company reviews its long-lived assets and finite lived intangibles (except goodwill and intangible assets, as described above) for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine if impairment exists, the Company compares the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset, generally determined by discounting the estimated future cash flows. No impairment charge was recorded in 2010, 2009 or 2008.

Debt Issuance Costs

The Company amortizes debt issuance costs on a straight-line method over the term of the related debt.

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

Derivative Financial Instrument

The Company utilized a derivative financial instrument to minimize interest rate risk. The Company’s derivative instrument consisted of a three-year interest rate agreement designed to reduce the variability of cash

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

flows associated with a portion of the Company’s term debt. As the hedge accounting criteria established in ASC Topic 815, “Derivatives and Hedging” have not been met, the Company accounted for the instrument at its fair value and recognizes any changes in its fair value in earnings for the period.

ASC Topic 820, “Fair Value Measurements,” establishes a three-tier fair value hierarchy, which categorizes the inputs used in measuring fair value. These categories include in descending order of priority: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The fair value of the swap was calculated using proprietary models utilizing observable inputs (Level 2) as well as future assumptions related to interest rates and other applicable variables. These calculations were performed by the financial institution which is counterparty to the applicable swap agreement and reviewed by the Company. The Company used these reported fair values to adjust the asset or liability as appropriate. The interest rate swap agreement concluded in March of 2010.

Interest Expense, net

The Company’s net interest expense consists of interest costs on its credit facility and other debt instruments and is recorded net of any interest income recorded by the Company. Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, interest expense, net. The Company recorded approximately $170 of prompt payment interest income in the fourth quarter of 2010.

Income Taxes

The Company accounts for income taxes under the provisions of ASC Topic 740, “Income Taxes”. The objective of accounting for income taxes is to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in its financial statements or tax returns. Deferred taxes, resulting from differences between the financial and tax basis of the Company’s assets and liabilities, are also adjusted for changes in tax rates and tax laws when changes are enacted. ASC Topic 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. ASC Topic 740, also prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. In addition, ASC Topic 740 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions.

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

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

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

Net Income (Loss) Per Common Share

Net income (loss) per common share, calculated on the treasury stock method, is based on the weighted average number of shares outstanding during the period. The Company’s outstanding securities that may potentially dilute the common stock are stock options and restricted stock awards. Included in the Company’s calculation for the year ended December 31, 2010 were 588 stock options which were out-of-the money and therefore anti-dilutive and 6 restricted stock awards with 2 included in the weighted diluted shares outstanding for 2010. For the years ended December 31, 2009 and 2008, the Company reported a net loss and any potentially dilutive securities would be antidilutive, therefore, no additional shares were considered in the calculation of diluted earnings per share.

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

New Accounting Pronouncements

In August 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-24, Health Care Entities (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries which clarifies for medical malpractice claims or similar contingent liabilities, a health care entity should not net insurance recoveries against a related claim liability. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

2. Acquisitions

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

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

issuance of 248 common shares, and a maximum of $2,000 in future cash consideration subject to the achievement of certain performance targets set forth in an earn-out agreement and the assumption of certain specified liabilities.

On July 26, 2010, the Company entered into an amendment (the “Second Amendment”) to its credit facility. The Second Amendment provides for a new term loan component of the credit facility in the aggregate principal amount of $5,000 with a maturity date of January 5, 2013. The requisite lenders also consented to the acquisition, effective July 25, 2010, of certain assets of Advantage, by the Company, pursuant to the Purchase Agreement. The new term loan will be repaid in 24 equal monthly installments which began in February 2011. Interest on the new term loan under the credit facility is payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 4.6% or the LIBOR rate for term periods of one, two, three or six months plus a margin of 4.6%. Interest will be paid monthly or at the end of the relevant interest period.

The Company’s acquisition of Advantage has been accounted for in accordance with ASC Topic 805, “Business Combinations” and the resultant goodwill and other intangible assets will be accounted for under ASC Topic 350 “Goodwill and Other Intangible Assets ”. Assets acquired and liabilities assumed were recorded at their fair values as of December 31, 2010. The total purchase price is $7,980 and is comprised of:

Total
Cash	$5,140
Issuance of 248 Addus shares at $5.00 per share (valued at a price per share equal to the average closing price of the Company’s stock for the three most recent trading days preceding the closing, subject to a floor of $5.00 per share)	1,240
Contingent earn-out obligation (net of $92 discount)	1,600

Total purchase price	$7,980

The contingent earn-out obligation has been recorded at its fair value of $1,600, which is the present value of the Company’s obligation based on probability-weighted estimates of the achievement of certain performance targets, as defined.

Under business combination accounting, the total purchase price will be allocated to Advantage’s net tangible and identifiable intangible assets based on their estimated fair values. Based upon our management’s valuation, the total purchase price has been allocated as follows:

Total
Goodwill	$4,272
Identifiable intangible assets	3,631
Property and equipment	77

Total purchase price allocation	$7,980

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

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

Identifiable intangible assets acquired consist of trade names and trademarks, certificates of need and state licenses, customer relationships, and non-compete agreements. The estimated fair value of identifiable intangible assets was determined by our management.

The following table contains unaudited pro forma consolidated income statement information assuming the Advantage acquisition closed on January 1, 2010 and 2009.

	For the Year Ended December 31,
	2010	2009
Net service revenues	$279,133	$272,494
Operating income	12,440	12,633
Net income	$6,172	$3,974
Less: Preferred stock dividends, undeclared subject to payment on conversion; declared and converted November 2009	—	(5,387)

Net income (loss) attributable to common shareholders	$6,172	$(1,413)
Basic income (loss) per share	$0.57	$(0.48)
Diluted income (loss) per share	$0.57	$(0.48)

The pro forma disclosures in the table above include adjustments for interest expense, amortization of intangible assets and tax expense to reflect results that are more representative of the combined results of the transactions as if they had occurred on January 1, 2010 and 2009. This pro forma information is presented for illustrative purposes only and may not be indicative of the results of operation that would have actually occurred. In addition, future results may vary significantly from the results reflected in the pro forma information.

3. Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2010	2009
Computer equipment	$1,485	$1,220
Furniture and equipment	1,001	936
Transportation equipment	532	471
Leasehold improvements	1,217	1,199
Computer software	2,745	2,461

	6,980	6,287
Less accumulated depreciation and amortization	(4,057)	(3,154)

	$2,923	$3,133

Computer software includes $1,500 of internally developed software that was recognized in conjunction with the acquisition of Addus HealthCare. Depreciation and amortization expense predominantly related to computer equipment and software is reflected in general and administrative expenses and totaled $902, $960, and $962 for the three years ended December 31, 2010, 2009 and 2008, respectively.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

4. Goodwill and Intangible Assets

The Company’s goodwill and identifiable intangible assets have been recorded at the acquisition date. The following is a summary of the goodwill activity by segment and in total for the years ended December 31, 2010 and 2009.

	Home & Community	Home Health	Total
Goodwill, at December 31, 2008	$37,911	$10,015	$47,926
Adjustments to previously recorded goodwill	8,963	2,593	11,556

Goodwill, at December 31, 2009	46,874	12,608	59,482
Acquisitions in 2010	3,738	534	4,272
Adjustments to previously recorded goodwill	208	(32)	176

Goodwill, at December 31, 2010	$50,820	$13,110	$63,930

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

The carrying amount and accumulated amortization of each identifiable intangible asset category consisted of the following at December 31, 2010 and 2009:

December 31, 2010	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer and referral relationships	$26,675	$16,491	$10,184
Trade names and trademarks	4,587	2,180	2,407
State Licenses (1)	790	—	790
Non-competition agreements	408	219	189

	$32,460	$18,890	$13,570

(1)	Non-amortizing intangible asset

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

December 31, 2009	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer and referral relationships	$24,235	$13,808	$10,427
Tradenames and trademarks	4,365	1,780	2,585
Non-competition agreements	229	159	70

	$28,829	$15,747	$13,082

Amortization expense related to the identifiable intangible assets amounted to $3,144, $3,953 and $5,130 for the three years ended December 31, 2010, 2009 and 2008, respectively. Goodwill and state licenses are not amortized pursuant to ASC Topic 350.

The estimated future intangible amortization expense is as follows:

For the year ended December 31,
2011	$2,767
2012	2,129
2013	1,720
2014	1,386
2015	1,120
Thereafter	3,658

Total	$12,780

5. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consist of the following:

	December 31,
	2010	2009
Prepaid health insurance	$5,337	$4,884
Prepaid workers’ compensation and liability insurance	1,386	1,321
Prepaid rent	198	219
Other	783	513

	$7,704	$6,937

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

Accrued expenses consisted of the following:

	December 31,
	2010	2009
Accrued payroll	$10,453	$10,819
Accrued workers’ compensation insurance	8,218	7,131
Accrued payroll taxes	1,579	2,153
Accrued health insurance	3,858	3,318
Accrued interest	144	717
Current portion of contingent earn-out obligation	502	—
Other	1,775	1,419

	$26,529	$25,557

The Company provides health insurance coverage to qualified union employees providing home & community services in Illinois through a Taft-Hartley multi-employer health and welfare plan under Section 302(c)(5) of the Labor Management Relations Act of 1947. The Company’s insurance contributions equal the amount reimbursed by the State of Illinois. Contributions are due within five business days from the date the funds are received from the State. Amounts due of $3,808 and $3,267 for health insurance reimbursements and contributions were reflected in prepaid insurance and accrued insurance at December 31, 2010 and 2009, respectively.

The Company’s workers’ compensation program has a $350 deductible component. The Company recognizes its obligations associated with this program in the period the claim is incurred. The cost of both the claims reported and claims incurred but not reported, up to the deductible, have been accrued based on historical claims experience, industry statistics and an actuarial analysis performed by an independent third party. The future claims payments related to the workers’ compensation program are secured by letters of credit. These letters of credit totaled $6,765 and $7,165 at December 31, 2010 and 2009, respectively.

As part of the terms of the acquisition of Addus HealthCare in 2006, all 2005 and prior workers’ compensation claims are the obligation of the former stockholders of Addus HealthCare. Approximately $3,750 in cash escrows and deposits were set-aside from the purchase price of Addus HealthCare as collateral for these 2005 and prior claims as of December 31, 2010. The outstanding loss reserves associated with the 2005 and prior workers’ compensation policies approximated $2,844 at December 31, 2010.

The Company had an interest rate agreement to manage its exposures to movements in interest rates. The related derivative financial instrument is accounted for on a full mark-to-market basis through current earnings. Accrued interest included a $0 and $191 mark-to-market liability at December 31, 2010 and 2009, respectively. The interest rate swap agreement expired in March 2010.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

6. Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2010	2009
Revolving credit loan	$33,250	$38,500
Term loan	5,000	—
Subordinated dividend notes bearing interest at 10.0%	6,569	7,819
Insurance note payable, due May 2011 and bearing interest at 2.9%	366	—
Insurance notes payable, due May 2010 and bearing interest at 4.7%	—	870
Subordinated promissory note, due July 2010 and bearing interest at 8.0%	—	250
Subordinated promissory note, due October 2010 and bearing interest at 8.0%	—	500
Subordinated promissory note, due December 2010 and bearing interest at 8.0%	—	1,250
Subordinated promissory note, due December 2010 and bearing interest at 6.0%	—	50

Total	45,185	49,239
Less current maturities	(5,158)	(7,388)

Long-term debt	$40,027	$41,851

Senior Secured Credit Facility

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

On March 18, 2010, the Company entered into an amendment (the “First Amendment”) to its new credit facility. The First Amendment (i) increased the maximum aggregate amount of revolving loans available to the

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

Company by $5,000 to $55,000, (ii) modified the Company’s maximum senior leverage ratio from 2.75 to 1.0 to 3.00 to 1.0 for each twelve month period ending on the last of day of each fiscal quarter thereafter and (iii) increased the advance multiple used to determine the amount of the borrowing base from 2.75 to 1.0 to 3.0 to 1.0.

On July 26, 2010, the Company entered into the Second Amendment to its new credit facility. The Second Amendment provided for a new term loan component of the credit facility in the aggregate principal amount of $5,000 with a maturity date of January 5, 2013. The requisite lenders also consented to the acquisition, effective July 25, 2010, of certain assets of Advantage by the Company, pursuant to the Purchase Agreement. The new term loan will be repaid in 24 equal monthly installments which commenced February 2011. Interest on the new term loan under the credit facility is payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 4.6% or the LIBOR rate for term periods of one, two, three or six months plus a margin of 4.6%. Interest will be paid monthly or at the end of the relevant interest period.

The availability of funds under the revolving credit portion of the new credit facility, as amended by the First Amendment, is based on the lesser of (i) the product of adjusted EBITDA, as defined in the new credit facility agreement, for the most recent 12-month period for which financial statements have been delivered under the new credit facility agreement multiplied by the specified advance multiple, up to 3.0, less the outstanding senior indebtedness and letters of credit, and (ii) $55,000 less the outstanding revolving loans and letters of credit. Interest on the amounts outstanding under the revolving credit portion of the new credit facility is payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 4.6% or the LIBOR rate for term periods of one, two, three or six months plus a margin of 4.6%. Interest will be paid monthly or at the end of the relevant interest period, as determined in accordance with the new credit facility agreement. The borrowers will pay a fee equal to 0.5% per annum of the unused portion of the revolving portion of the new credit facility. Issued stand-by letters of credit will be charged at a rate of 2% per annum payable monthly. On December 31, 2010 the interest rate on the revolving credit loan facility was 4.86% (30 day LIBOR rate was 0.26%) and total availability was $13,478.

The new credit facility contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The new credit facility also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum fixed charge coverage ratio, a requirement to stay below a maximum senior leverage ratio and a requirement to stay below a maximum permitted amount of capital expenditures, as well as restrictions on guarantees, indebtedness, liens, dividends, distributions, investments and loans, restrictions on the Company’s ability to enter into transactions other than in the ordinary course of business, a restriction on the ability to consummate more than three acquisitions in any calendar year, or for the purchase price of any one acquisition to exceed $500, in each case without the consent of the lenders, restrictions on mergers, transfers of assets, acquisitions, subsidiaries and affiliate transactions, and restrictions on fundamental changes and lines of business. The Company was in compliance with all of its covenants at December 31, 2010.

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

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

Subordinated Dividend Notes

On November 2, 2009, in conjunction with the IPO, all outstanding shares of Holdings’ series A preferred stock were converted into an aggregate 4,077 shares of common stock at a ratio of 1:108. Total accrued and unpaid dividends on the series A preferred stock were $13,109 as of November 2, 2009, at which time a dividend payment of $173 was made and the remaining $12,936 in unpaid preferred dividends were converted into dividend notes. The dividend notes are subordinated and junior to all obligations under the Company’s new credit facility. On November 2, 2009, the Company made a mandatory payment of $4,000 on the dividend notes. Interest on the outstanding dividend notes accrues at a rate of 10% per annum, compounded annually. The outstanding principal amount of the dividend notes was originally payable in eight equal consecutive quarterly installments which commenced on December 31, 2009 and each March 31, June 30, September 30 and December 31 of each year thereafter until paid in full. Interest on the unpaid principal balance of the dividend notes is due and payable quarterly in arrears together with each payment of principal.

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

Other Notes

During 2010 and 2009, the Company financed its general liability and workers’ compensation insurance premiums with a $1,031 and $2,393 promissory note, respectively. The notes have 12 month term periods with monthly principal and interest payments.

Aggregate maturities of long-term debt at December 31, 2010, are as follows:

For the year ended December 31,
2011	$5,158
2012	6,569
2013	208
2014	33,250

Total	$45,185

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

7. Income Taxes

Income tax expense is comprised of the following:

	December 31,
	2010	2009	2008
Current
Federal	$2,178	$1,957	$1,497
State	335	603	523
Deferred
Federal	388	(1,022)	(787)
State	59	(138)	(163)

Provision for income taxes	$2,960	$1,400	$1,070

The tax effects of certain temporary differences between the Company’s book and tax bases of assets and liabilities give rise to significant portions of the deferred income tax assets at December 31, 2010 and 2009. The deferred tax assets consisted of the following:

	December 31,
	2010	2009
Deferred tax assets
Current
Accounts receivable allowances	$2,619	$1,859
Accrued compensation	1,207	1,458
Accrued workers’ compensation	3,201	2,846
Accrued interest	—	74
Other	188	216

Total current deferred tax assets	7,215	6,453
Deferred tax liabilities
Current
Prepaid insurance	(891)	(753)

Net deferred tax assets—current	6,324	5,700
Deferred tax assets
Long-term
Property and equipment	179	178
Stock-based compensation	470	446

Total long-term deferred tax assets	649	624
Deferred tax liabilities
Long-term
Goodwill and intangible assets	(1,211)	(115)

Net deferred tax assets (liabilities)—non-current	(562)	509

Total net deferred tax assets	$5,762	$6,209

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

A reconciliation of the statutory federal tax rate of 34.0% to the effective income tax rate for the years ended December 31, 2010, 2009, and 2008 is summarized as follows:

	December 31,
	2010	2009	2008
Federal income tax at statutory rate	34.0%	34.0%	34.0%
State and local taxes, net of federal benefit	4.9	4.6	4.3
Jobs tax credits, net	(7.9)	(16.3)	(19.0)
Nondeductible meals and entertainment	1.0	1.2	0.8
Tax asset adjustment—stock options	0.9	4.4	—
Other	—	0.1	0.9

Effective income tax rate	32.9%	28.0%	21.0%

The Company is subject to taxation in jurisdictions in which it operates. The Company continues to remain subject to examination by U.S. federal authorities for the years 2007 through 2010 and for various state authorities for the years 2006 through 2010. As part of the acquisition of Addus HealthCare in 2006, the selling stockholders of the predecessor agreed to assume and indemnify the successor for any federal or state tax liabilities prior to the acquisition date.

The total amount of unrecognized tax benefits under ASC Topic 740 at December 31, 2010 was $115. If recognized, the entire amount would favorably impact the effective tax rate in future periods. Interest and penalties related to income tax liabilities are recognized in interest expense and general and administrative expenses, respectively. The Company does not anticipate a material change in its liabilities for uncertain tax positions during the next 12 months.

A summary of the activities associated with the Company’s reserve for unrecognized tax benefits is as follows:

Unrecognized Tax Benefits
Balance at January 1, 2008	$—
Increases related to current year tax positions	75

Balance at December 31, 2008	75
Increases related to current year tax positions	40

Balance at December 31, 2009	115
Increases related to current year tax positions	—

Balance at December 31, 2010	$115

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

8. Stock Options

Stock Options

The Company’s 2006 Stock Incentive Plan (the “2006 Plan”) provides for the grant of non-qualified stock options to directors and eligible employees, as defined in the 2006 Plan. A total of 899 of Holdings’ shares of common stock were reserved for issuance under the 2006 Plan. The number of options to be granted and the terms thereof were approved by Holdings’ board of directors. The option price for each share of common stock subject to an option may be greater than or equal to the fair market value of the stock at the date of grant. The stock options generally vest ratably over a five year period and expire 10 years from the date of grant, if not previously exercised.

In September 2009, the Company’s board of directors and stockholders adopted and approved the Addus HomeCare Corporation 2009 Stock Incentive Plan (the “2009 Plan”). The 2009 Plan provides for the grant of 750 incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, deferred stock units, restricted stock units, other stock units and performance shares.

A summary of stock option activity and weighted average exercise price is as follows:

	For The Year Ended December 31,
	2010	Weighted Average Exercise Price	2009	Weighted Average Exercise Price	2008	Weighted Average Exercise Price
	Options		Options		Options
Outstanding, beginning of period	607	$9.51	802	$9.35	787	$9.26
Granted	91	4.30	105	10.00	104	10.19
Forfeited/Cancelled	(110)	9.95	(300)	9.26	(89)	9.26

Outstanding, end of period	588	$8.63	607	$9.51	802	$9.35

The following table summarizes stock options outstanding and exercisable at December 31, 2010:

Exercise Price	Outstanding			Exercisable
	Options	Weighted Average Remaining Contractual Life In Years	Weighted Average Exercise Price	Options	Weighted Average Remaining Contractual Life In Years	Weighted Average Exercise Price
$4.06 – $ 5.45	91	9.9	$4.30	1	9.6	$5.45
$9.26	398	6.0	9.26	308	6.0	9.26
$10.00 – $10.19	99	8.6	10.04	24	8.4	10.07

	588	7.0	$8.63	333	6.2	$9.30

The Company historically used under its 2006 Plan the Black-Scholes option pricing model to estimate the fair value of its stock based payment awards, but beginning October 28, 2009 under its 2009 Plan it began using an enhanced Hull-White Trinomial model. The determination of the fair value of stock-based payments utilizing the Black-Scholes model and the Enhanced Hull-White Trinomial model is affected by Holdings’ stock price and a number of assumptions, including expected volatility, risk-free interest rate, expected term, expected dividends

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

yield, expected forfeiture rate, expected turn-over rate, and the expected exercise multiple. Holdings did not have a history of market prices of its common stock as it was not a public company prior to the IPO, and as such it estimates volatility based on the volatilities of a peer group of publicly traded companies. The expected term of options is based on the Company’s estimate of when options will be exercised in the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of the Company’s awards. The dividend assumption is based on the Company’s history and expectation of not paying dividends. The expected turn-over rate represents the expected forfeitures due to employee turnover and is based on historical rates experienced by the Company. The expected exercise multiple represents the mean ratio of the stock price to the exercise price at which employees are expected to exercise their options.

The weighted-average estimated fair value of employee stock options granted as calculated using the Black-Scholes model and the Enhanced Hull-White Trinomial model and the related assumptions follow:

	For the year ended December 31,
	2010 Grants	2009 Grants	2008 Grants
Weighted average fair value	$1.88	$4.28	$3.02
Risk-free discount rate	2.89% –2.99%	3.00% – 3.10%	3.00% – 3.30%
Expected life	6.5 years	6.5 years	5 years
Dividend yield	—	—	—
Volatility	42% – 51%	42% – 51%	34% – 37%
Expected turn-over rate(1)	5%	5%	—
Expected exercise multiple(1)	2.2	2.2	—

(1)	These assumptions are used with the Enhanced Hull-White Trinomial model which the Company began using on October 28, 2009.

Stock option compensation expense totaled $241, $294 and $272 for the three years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, there was $811 of total unrecognized compensation cost that is expected to be recognized over a period of five years.

There is no intrinsic value on vested and outstanding stock options at December 31, 2010 due to the weighted average exercise prices for vested and outstanding stock options being below fair market value as of December 31, 2010. There were no stock options exercised during the three year period ended December 31, 2010 and as a result the Company did not receive any cash from option exercises and did not realize any related tax benefits. In conjunction with the IPO, the former Chairman of Addus HealthCare entered into a separation agreement which terminated his employment with Addus HealthCare. As a result of the termination and the time permitted to exercise any vested options expiring following such termination, 300 stock options were not exercised and deemed forfeited.

Restricted Stock Awards

In fiscal year 2010, management awarded 4 shares of restricted stock awards under the 2009 Plan to members of the Board of Directors with a weighted average fair value of $5.21 per share. As of December 31, 2010, $34 of unearned compensation related to unvested awards of restricted stock will be recognized over the remaining vesting terms of the awards.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

The following table summarizes the status of unvested restricted stock awards outstanding at December 31, 2010 and 2009:

	For The Year Ended December 31,
	2010	Weighted- Average Grant Date Fair Value	2009	Weighted- Average Grant Date Fair Value
	Restricted Stock Awards		Restricted Stock Awards
Unvested restricted stock awards	3	$10.00	—	$—
Awarded	4	5.21	3	10.00
Vested	(1)	10.00	—	—
Forfeited	—	—	—	—

Unvested restricted stock awards at	6	$6.85	3	$10.00

Restricted stock award compensation expense totaled $14, $3 and $0 for the three years ended December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010, shares reserved under the 2006 and 2009 Plans were 479 and 575, respectively. The Company does not plan on issuing any further grants under the 2006 Plan.

9. Operating Leases and Related Party Transactions

The Company leases its location office space under various operating leases that expire through 2019. In addition to rent the Company is typically responsible for taxes, maintenance, insurance and common area costs. A number of the office leases also contain escalation and renewal option clauses. The Company is not a party to any sublease rentals. Total rent expense on these office leases was $3,441, $3,173 and $2,621 for the years ended December 31, 2010, 2009, and 2008, respectively.

The Company leases its corporate office space from a member of its board of directors, who is also a stockholder of the Company, under the terms of an operating lease that expires in September 2012. The lease agreement provides for a renewal option of five years, commencing upon the expiration of the initial term of the lease. Rental expense relating to this lease amounted to $367, $368 and $350 for the years ended December 31, 2010, 2009 and 2008, respectively.

The following is a schedule of the future minimum rental payments, exclusive of taxes and other operating expenses, required under the Company’s operating leases.

	Non-Related Party Rent	Related Party Rent	Amount
2011	$2,444	$387	$2,831
2012	1,946	274	2,220
2013	1,121	—	1,121
2014	687	—	687
2015	503	—	503
Thereafter	1,044	—	1,044

Total	$7,745	$661	$8,406

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

In addition, Addus HealthCare had a consulting agreement with Eos Management, Inc. (“Eos Management”), under which Eos Management was entitled to an annual management fee of $350. In September 2009, Addus HealthCare entered into a termination agreement with Eos Management, pursuant to which the parties agreed that the management consulting agreement would terminate immediately prior to the successful completion of a public offering. The management consulting agreement was terminated in November 2009 in conjunction with the IPO. No termination fees were paid in connection with such termination. The total management fee expense included in the Company’s financial statements was $0, $292 and $350 for the years ended December 31, 2010, 2009, and 2008, respectively.

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

Acquisitions

On July 26, 2010, in conjunction with the purchase of certain assets of Advantage by the Company, pursuant to the Purchase Agreement, the Company issued 248 shares of its common stock with a value of $1,240.

Initial Public Offering

On November 2, 2009, Holdings completed its IPO consisting of the sale of 5,400 shares of common stock at $10.00 per share. After deducting the underwriters’ discounts and transaction fees and expenses, the net proceeds to the Company from the sale of shares in the IPO were $47,480. Transaction costs related to the IPO of $2,720 were charged directly to additional paid-in capital.

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

Series A Preferred Stock

On September 19, 2006, Holdings issued 38 shares of series A preferred stock for $37,750. The series A preferred stock accumulated undeclared dividends at a rate of 10% per year, compounded annually, and was

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

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

2009 Stock Incentive Plan

In September 2009, the Company’s board of directors and stockholders adopted and approved the 2009 Plan. The 2009 Plan provides for the grant of 750 incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, deferred stock units, restricted stock units, other stock units and performance shares.

11. Segment Data

The Company provides home & community and home health services primarily in the home of the consumer. The Company’s locations are organized principally along these lines of service. The home & community and home health services lines have been identified as reportable segments applying the criteria in ASC Topic 280, “Disclosure about Segments of an Enterprise and Related Information.” The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. Intersegment net service revenues are not significant. All services are provided in the United States.

The Company evaluates the performance of its segments through operating income which excludes corporate depreciation and general corporate expenses. General corporate expenses consist principally of accounting and finance, information systems, billing and collections, human resources and national sales and marketing administration. For calendar 2009 general corporate administrative expenses included $1,235 of separation costs related to the former Chairman of Addus HealthCare. The Company does not identify capital expenditures by segment, due to the low level of expenditures directly related to either segment in its internal financial reports. Identifiable assets by segment consist of accounts receivable, goodwill, identifiable intangible assets and other assets. Corporate assets consist primarily of cash balances, current and non-current deferred income taxes, and property and equipment, net of accumulated depreciation.

Addus HomeCare does not track its assets by segment and does not allocate interest expense or income taxes to its operating segments. These costs are not included in the evaluation of the financial performance of the operating segments.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

The following is a summary of segment information for the years ended December 31, 2010, 2009 and 2008:

	For the Year Ended December 31,
	2010	2009	2008
Net service revenue
Home & Community	$220,752	$210,107	$189,006
Home Health	50,980	49,198	47,300

	$271,732	$259,305	$236,306

Operating income
Home & Community	$22,685	$20,397	$17,632
Home Health	5,308	6,752	5,819
General corporate expenses & corporate depreciation	(16,001)	(15,374)	(12,603)

	$11,992	$11,775	$10,848

Depreciation and Amortization
Home & Community	$2,686	$3,355	$4,348
Home Health	638	769	933
Corporate	722	789	811

	$4,046	$4,913	$6,092

Total and identifiable assets
Home & Community	$122,356	$117,768	$90,942
Home Health	28,938	27,243	24,430
Corporate	15,630	16,304	20,376

	$166,924	$161,315	$135,748

12. Employee Benefit Plans

The Company’s 401(k) Retirement Plan covers all non-union employees. The 401(k) plan is a defined contribution plan that provides for Company matching contributions. Matching contributions are discretionary and subject to change by management. Under the provisions of the 401(k) plan, employees can contribute up to the maximum percentage and limits allowable under the Code. The Company provided a matching contribution, equal to 6.0% of the employees’ contributions, totaling $51, $51, and $30 for the year ended December 31, 2010, 2009, and 2008, respectively.

13. Commitments and Contingencies

Legal Proceedings

As previously disclosed, on March 26, 2010, a class action lawsuit was filed in the United States District Court for the Northern District of Illinois on behalf of a class consisting of all persons or entities who purchased or otherwise acquired our common stock between October 27, 2009 and March 18, 2010, in connection with the Company’s IPO. The Complaint, which was amended on August 10, 2010, asserts claims against the Company and individual officers and directors pursuant to Sections 11 and 15 of the Securities Act of 1933 and alleges,

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

inter alia, that the Company’s registration statement was materially false and/or omitted the following: (1) that the Company’s accounts receivable included at least $1.5 million in aging receivables that should have been reserved for; and (2) that the Company’s home health segment’s revenues were falling short of internal forecasts due to a slowdown in admissions from the Company’s integrated services program due to the State of Illinois’ effort to develop new procedures for integrating care. A motion to dismiss the Complaint was filed on behalf of the defendants on September 20, 2010. We and the other defendants have denied and continue to deny all charges of wrongdoing or liability arising out of any conduct, statements, acts or omissions alleged in the Complaint. The Company believes the claims are without merit and intends to defend the litigation vigorously. In addition, on April 16, 2010, Robert W. Baird & Company, on behalf of the underwriters of the IPO, notified the Company that the underwriters are seeking indemnification in respect of the above-referenced action pursuant to the underwriting agreement entered into in connection with the IPO.

In addition, on April 16, 2010, Robert W. Baird & Company, on behalf of the underwriters of the IPO, notified us that the underwriters are seeking indemnification in respect of the above-referenced action pursuant to the underwriting agreement entered into in connection with the IPO.

As previously reported, on March 21, 2011, we and the other named defendants entered into a stipulation of settlement with the plaintiffs with respect to the class action, pursuant to which we are to cause $3,000,000 to be paid into a settlement fund. The monetary amount of this settlement is covered by insurance.

On March 22, 2011, the United States District Court for the Northern District of Illinois preliminarily approved the settlement and scheduled a July 21, 2011 hearing to consider, among other things, whether to finally approve the settlement of the class action. If the settlement is given final approval by the court, the class action will be dismissed with prejudice.

The effectiveness of the stipulation of settlement and the settlement incorporated therein is conditioned on the following remaining conditions: (i) the court finally approving the settlement, (ii) any judgment of dismissal entered by the court becoming final and (iii) any judgment of dismissal entered in the derivative action described below becoming final. There can be no assurance the settlement will be approved or become effective.

As previously disclosed, on November 1, 2010, a shareholder derivative action was filed by a shareholder on behalf of the Company in the Circuit Court of Cook County, Illinois by Paul Wes Bockley, an alleged shareholder of the Company. The complaint asserts claims against certain individual officers and directors of the Company, and against the Company as a nominal defendant, for breach of fiduciary duty, corporate waste and unjust enrichment based, inter alia, on alleged material misstatements and omissions in the registration statement relating to the Company’s IPO. The alleged misstatements and omissions are essentially the same as those asserted in class action litigation, discussed above.

As previously reported, on March 21, 2011, we and the other defendants entered into a stipulation of settlement with the plaintiff with respect to the shareholder derivative action, pursuant to which we have agreed to cause the plaintiff’s counsel’s fees and expenses in an amount up to and including $200,000 to be paid. In addition, we have agreed to adopt certain corporate governance measures. The monetary amount of this settlement is covered by insurance.

The shareholder derivative action settlement remains subject to preliminary and final approval by the court. A motion for preliminary approval of the shareholder derivative action settlement is scheduled to be heard by the court on March 31, 2011.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

The effectiveness of the stipulation of settlement and the settlement incorporated therein is conditioned upon the following remaining conditions: (i) the court preliminarily and finally approving the settlement, (ii) any judgment of dismissal entered by the court becoming final and (iii) any judgment of dismissal entered in the class action described above becoming final. If the settlement is given final approval by the Derivative Action Court, the Derivative Action will be dismissed with prejudice. There can be no assurance that the settlement will be approved or become effective.

Illinois Attorney General’s Health Care Bureau and Military & Veterans Rights Bureau served a Civil Investigative Demand (“CID”) on Addus HealthCare in early November 2010. The CID sought information concerning Addus HealthCare’s Veterans Deserve program. While the CID primarily sought general information regarding our administration of the program, there were specific details sought concerning certain individuals.

The Company submitted its response to the CID on January 7, 2011. On February 15, 2011, the Assistant Attorney General issued a Supplemental CID, which contained a written complaint from individuals in the program. The Supplemental CID seeks additional information concerning the administration of the program and many of the questions appear to be tailored to respond to specific complaints contained in this latest complaint. The Company is cooperating with the investigation and is in the process of preparing a response to the Supplemental CID.

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

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

14. Significant Payors

A substantial portion of the Company’s net service revenues and accounts receivables are derived from services performed for federal, state and local governmental agencies. Medicare and one state governmental agency represented 12% and 38%; 12% and 34%; and 12% and 32% of the Company’s net service revenues for 2010, 2009, and 2008, respectively.

The related receivables due from Medicare and the state agency represented 9% and 58% of the Company’s accounts receivable at December 31, 2010, respectively, and 8% and 49% of the Company’s accounts receivable at December 31, 2009, respectively.

15. Concentration of Cash

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash. The Company maintains cash with financial institutions which, at times, may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk on cash.

16. UNAUDITED SUMMARIZED QUARTERLY FINANCIAL INFORMATION

The following is a summary of our unaudited quarterly results of operations (amounts and shares in thousands, except per share data):

	Year Ended December 31, 2010				Year Ended December 31, 2009
	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31		Sept. 30	Jun. 30	Mar. 31
Net service revenues	$70,120	$69,842	$67,165	$64,605	$65,697		$66,803	$64,966	$61,839
Gross profit	21,191	20,132	19,736	18,820	19,592		19,655	19,227	18,138

Operating income	3,231	2,797	3,272	2,692	791	(1)	4,046	3,812	3,126
Net income (loss)	1,537	1,479	1,654	1,358	(1,784	) (1)	2,090	1,931	1,365
Net income (loss) attributable to common shareholders	$1,537	$1,479	$1,654	$1,358	$(3,730	) (1)	$933	$789	$223
Average shares outstanding
Basic	10,745	10,681	10,500	10,500	7,715		1,019	1,019	1,019
Diluted	10,745	10,681	10,500	10,500	7,715		5,162	1,113	1,117
Income (loss) per common share
Basic	0.14	0.14	0.16	0.13	(0.48)		0.92	0.77	0.22
Diluted	0.14	0.14	0.16	0.13	(0.48)		0.18	0.71	0.20

(1)	Included in the fourth quarter of 2009 are one-time charges resulting from the IPO which reduced operating income, net income before preferred dividends, and net income per share by $1,235, $2,353, and $0.55, respectively.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE II

(In thousands)

Allowance for doubtful accounts	Balance at beginning of period	Additions/ charges	Deductions*	Balance at end of period
Year ended December 31, 2010
Allowance for doubtful accounts	$4,813	4,429	2,519	$6,723
Year ended December 31, 2009
Allowance for doubtful accounts	$2,693	4,514	2,394	$4,813
Year ended December 31, 2008
Allowance for doubtful accounts	$2,055	2,451	1,813	$2,693

*	Write-offs, net of recoveries

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Addus HomeCare Corporation dated as of November 2, 2009 (filed on November 20, 2009 as Exhibit 3.1 to Addus HomeCare Corporation’s Quarterly Report on Form 10-Q and incorporated by reference herein)

3.2	Amended and Restated Bylaws of Addus HomeCare Corporation (filed on September 21, 2009 as Exhibit 3.5 to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

4.1	Form of Common Stock Certificate (filed on October 2, 2009 as Exhibit 4.1 to Amendment No. 4 to the Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

4.2	Registration Rights Agreement, dated September 19, 2006, by and among Addus HomeCare Corporation, Eos Capital Partners III, L.P., Eos Partners SBIC III, L.P., Freeport Loan Fund LLC, W. Andrew Wright, III, Addus Term Trust, W. Andrew Wright Grantor Retained Annuity Trust, Mark S. Heaney, James A. Wright and Courtney E. Panzer (filed on July 17, 2009 as Exhibit 4.2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

4.3	Amended and Restated Unsecured 10% Junior Subordinated Promissory Note, dated as of March 18, 2010, by and between Addus HomeCare Corporation and Eos Capital Partners III, L.P. in the principal amount of $6,074,493.24 (filed on March 18, 2010 as Exhibit 99.2 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

4.4	Amended and Restated Unsecured 10% Junior Subordinated Promissory Note, dated as of March 18, 2010, by and between Addus HomeCare Corporation and Eos Partners SBIC III, L.P. in the principal amount of $1,744,265.26 (filed on March 18, 2010 as Exhibit 99.3 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.1	Separation and General Release Agreement, dated as of September 20, 2009, between Addus HealthCare, Inc. and W. Andrew Wright, III (filed on September 21, 2009 as Exhibit 10.1(b) to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.2	Amended and Restated Employment and Non-Competition Agreement, dated May 6, 2008, between Addus HealthCare, Inc. and Mark S. Heaney (filed on July 17, 2009 as Exhibit 10.2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.3	Amendment to the Amended and Restated Employment and Non-Competition Agreement, dated September 30, 2009, between Addus HealthCare, Inc. and Mark S. Heaney (filed on October 2, 2009 as Exhibit 10.2(a) to Amendment No. 4 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.4	Agreement and General Release, dated as of September 2, 2010, between Addus HealthCare, Inc. and Frank Leonard (filed on September 7, 2010 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.5	Employment Agreement, dated November 29, 2010, by and between Addus HealthCare, Inc. and Dennis Meulemans (filed on December 1, 2010 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.6	Amended and Restated Employment and Non-Competition Agreement, dated August 27, 2007, between Addus HealthCare, Inc. and Darby Anderson (filed on July 17, 2009 as Exhibit 10.4 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

Exhibit Number	Description of Document

10.7	Amendment to the Amended and Restated Employment and Non-Competition Agreement, dated September 30, 2009, between Addus HealthCare, Inc. and Darby Anderson (filed on October 2, 2009 as Exhibit 10.4(a) to Amendment No. 4 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.8	Separation Agreement, Waiver and General Release, dated as of November 23, 2010, between Addus HealthCare, Inc. and Sharon Rudden (filed on November 30, 2010 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.9	Employment Agreement effective January 19, 2011, by and between Addus HealthCare, Inc. and Daniel Schwartz (filed on January 4, 2011 as Exhibit 99.2 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.10	Amended and Restated Employment and Non-Competition Agreement, dated October 8, 2008, between Addus HealthCare, Inc. and David W. Stasiewicz (filed on July 17, 2009 as Exhibit 10.6 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.11	Amendment No. 1 to Amended and Restated Employment and Non-Competition Agreement between Addus HealthCare, Inc. and David W. Stasiewicz (filed on October 2, 2009 as Exhibit 10.6(a) to Amendment No. 4 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.12	Employment and Non-Competition Agreement, dated March 23, 2007, between Addus HealthCare, Inc. and Paul Diamond (filed on July 17, 2009 as Exhibit 10.7 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.13	Amendment to the Employment and Non-Competition Agreement, dated September 30, 2009, between Addus HealthCare, Inc. and Paul Diamond (filed on October 2, 2009 as Exhibit 10.7(a) to Amendment No. 4 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.14	Addus HealthCare, Inc. Home Health and Home Care Division Vice President and Regional Director Bonus Plan (filed on July 17, 2009 as Exhibit 10.10 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.15	Addus HealthCare, Inc. Support Center Vice President and Department Director Bonus Plan (filed on July 17, 2009 as Exhibit 10.11 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.16	Addus Holding Corporation 2006 Stock Incentive Plan (filed on July 17, 2009 as Exhibit 10.12 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.17	Director Form of Option Award Agreement under the 2006 Stock Incentive Plan (filed on July 17, 2009 as Exhibit 10.13 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.18	Executive Form of Option Award Agreement under the 2006 Stock Incentive Plan (filed on July 17, 2009 as Exhibit 10.14 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.19	Form of Indemnification Agreement (filed on July 17, 2009 as Exhibit 10.16 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.20	License Agreement, dated March 24, 2006, between McKesson Information Solutions, LLC and Addus HealthCare, Inc. (filed on August 26, 2009 as Exhibit 10.17 to Amendment No. 1 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

Exhibit Number	Description of Document

10.21	Contract Supplement to the License Agreement, dated March 24, 2006 (filed on August 26, 2009 as Exhibit 10.17(a) to Amendment No. 1 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.22	Contract Supplement to the License Agreement, dated March 28, 2006 (filed on August 26, 2009 as Exhibit 10.17(b) to Amendment No. 1 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.23	Amendment to License Agreement, dated March 28, 2006, between McKesson Information Solutions, LLC and Addus HealthCare, Inc. (filed on August 26, 2009 as Exhibit 10.17(c) to Amendment No. 1 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.24	Lease, dated April 1, 1999, between W. Andrew Wright, III and Addus HealthCare, Inc. (filed on July 17, 2009 as Exhibit 10.18 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.25	First Amendment to Lease, dated as of April 1, 2002, between W. Andrew Wright, III and Addus HealthCare, Inc. (filed on July 17, 2009 as Exhibit 10.18(a) to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.26	Second Amendment to Lease, dated as of September 19, 2006, between W. Andrew Wright, III and Addus HealthCare, Inc. (filed on July 17, 2009 as Exhibit 10.18(b) to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.27	Third Amendment to Lease, dated as of September 1, 2008, between W. Andrew Wright, III and Addus HealthCare, Inc. (filed on July 17, 2009 as Exhibit 10.18(c) to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.28	Addus HomeCare Corporation 2009 Stock Incentive Plan (filed on September 21, 2009 as Exhibit 10.20 to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.29	Form of Incentive Stock Option Award Agreement under the 2009 Stock Incentive Plan (filed on September 21, 2009 as Exhibit 10.20(a) to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.30	Form of Restricted Stock Award Agreement under the 2009 Stock Incentive Plan (filed on September 21, 2009 as Exhibit 10.20(b) to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.31	Loan and Security Agreement, dated as of November 2, 2009, by and among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation and Professional Reliable Nursing Service, Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions that are or may from time to time become parties thereto, and Addus HomeCare Corporation, as guarantor (filed on November 5, 2009 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.32	Consent and Amendment No. 1 to the Loan and Security Agreement, dated as of March 18, 2010, by and among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation and Professional Reliable Nursing Service, Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions that are or may from time to time become parties thereto, and Addus HomeCare Corporation, as guarantor (filed on March 18, 2010 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

Exhibit Number	Description of Document

10.33	Joinder, Consent and Amendment No. 2 to Loan and Security Agreement, dated as of July 26, 2010, by and among Addus HealthCare, Inc., Addus HealthCare (South Carolina), Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation and Professional Reliable Nursing Service, Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions that are or may from time to time become parties thereto, and Addus HomeCare Corporation, as guarantor (filed on July 27, 2010 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.34	Asset Purchase Agreement dated as of July 26, 2010, by and among Addus HealthCare (South Carolina), Inc., Advantage Health Systems, Inc., Paul Mitchell as the Seller Representative and the Sellers set forth on Exhibit A thereto (filed on July 27, 2010 as Exhibit 99.2 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.35	Earn-Out Agreement dated as of July 26, 2010, by and among Addus HealthCare (South Carolina), Inc., Advantage Health Systems, Inc., Paul Mitchell as the Seller Representative and the Sellers set forth on therein (filed on July 27, 2010 as Exhibit 99.3 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.36	Summary of Independent Director Compensation Policy*

21.1	Subsidiaries of the Addus HomeCare Corporation*

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith
**	Furnished herewith