Form 10-Q
period 2011-03-31
Addus HomeCare Corp
filed 2011-05-05
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock $0.001 par value

Shares outstanding at April 29, 2011: 10,759,086

ADDUS HOMECARE CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2011 and December 31, 2010

(amounts and shares in thousands, except per share data)

(Unaudited)

	2011	2010
Assets

Current assets
Cash	$1,255	$816
Accounts receivable, net of allowances of $6,598 and $6,723 as of March 31, 2011 and December 31, 2010, respectively	64,845	70,954
Prepaid expenses and other current assets	6,937	7,704
Deferred tax assets	6,338	6,324

Total current assets	79,375	85,798

Property and equipment, net of accumulated depreciation and amortization	2,724	2,923

Other assets
Goodwill	63,891	63,930
Intangibles, net of accumulated amortization	12,882	13,570
Other assets	667	703

Total other assets	77,440	78,203

Total assets	$159,539	$166,924

Liabilities and stockholders’ equity

Current liabilities
Accounts payable	$3,524	$3,304
Accrued expenses	28,621	26,529
Current maturities of long-term debt	5,582	5,158
Deferred revenue	2,484	2,141

Total current liabilities	40,211	37,132

Long-term debt, less current maturities	28,652	40,027
Deferred tax liabilities	562	562
Other long-term liabilities	1,122	1,112

Total liabilities	70,547	78,833

Commitments, contingencies and other matters

Stockholders’ equity
Preferred stock—$.001 par value; 10,000 authorized and 0 shares issued and outstanding	—	—
Common stock—$.001 par value; 40,000 authorized; 10,759 and 10,751 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	11	11
Additional paid-in capital	82,154	82,106
Retained earnings	6,827	5,974

Total stockholders’ equity	88,992	88,091

Total liabilities and stockholders’ equity	$159,539	$166,924

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2011 and 2010

(amounts and shares in thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
Net service revenues	$66,842	$64,605
Cost of service revenues	47,788	45,785

Gross profit	19,054	18,820

General and administrative expenses	16,119	15,182
Depreciation and amortization	929	946

Total operating expenses	17,048	16,128

Operating income	2,006	2,692
Interest expense, net	713	718

Income before income taxes	1,293	1,974
Income tax expense	440	616

Net income	$853	$1,358

Income per common share:
Basic	$0.08	$0.13

Diluted	$0.08	$0.13

Weighted average number of common shares and potential common shares outstanding:
Basic	10,746	10,500

Diluted	10,754	10,500

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2011

(amounts and shares in thousands)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2010	10,751	$11	$82,106	$5,974	$88,091

Issuance of shares of common stock under restricted stock award agreements	8	—	—	—	—
Stock-based compensation	—	—	48	—	48
Net income	—	—	—	853	853

Balance at March 31, 2011	10,759	$11	$82,154	$6,827	$88,992

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2011 and 2010

(amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net income	$853	$1,358
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	929	946
Change in fair value of financial instrument	—	(191)
Stock-based compensation	48	62
Amortization of debt issuance costs	55	37
Provision for doubtful accounts	1,023	900
Changes in operating assets and liabilities:
Accounts receivable	5,086	(6,455)
Prepaid expenses and other current assets	767	370
Accounts payable	220	622
Accrued expenses	2,127	3,696
Deferred revenue	343	252

Net cash provided by operating activities	11,451	1,597

Cash flows from investing activities
Acquisitions of businesses, net of cash received	—	(109)
Purchases of property and equipment	(42)	(91)

Net cash used in investing activities	(42)	(200)

Cash flows from financing activities
Payments on term loan	(417)	—
Net (payments) borrowings on credit facility	(9,750)	250
Payments on subordinated dividend notes	(500)	(250)
Payments on other notes	(284)	(652)
Debt issuance costs	(19)	(43)

Net cash used in financing activities	(10,970)	(695)

Net change in cash	439	702
Cash, at beginning of period	816	518

Cash, at end of period	$1,255	$1,220

Supplemental disclosures of cash flow information
Cash paid for interest	$685	$875
Cash paid for income taxes	524	249

Supplemental disclosures of non-cash investing and financing activities
Contingent and deferred consideration accrued for acquisitions	$—	$677
Tax benefit related to the amortization of tax goodwill in excess of book basis	39	103

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly these interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC on March 28, 2011 (the “Form 10-K”), which includes information and disclosures not included herein. The December 31, 2010 consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, the unaudited financial statements reflect all adjustments (all of which are of a normal and recurring nature), which are necessary to present fairly the financial position at March 31, 2011 and December 31, 2010, the Company’s condensed consolidated statements of income for the three months ended March 31, 2011 and 2010, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2011, and the condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2010. The results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011. All references to March 31, 2011 or to the three months ended March 31, 2011 and 2010 in the notes to the condensed consolidated financial statements are unaudited.

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

Home Health

The home health segment net service revenues are primarily generated on a per episode or per visit basis. Home health segment net service revenues consist of approximately 65% of Medicare services with the balance being non-Medicare services derived from Medicaid, commercial insurers and private duty. Home health net service revenues reimbursed by Medicare are based on episodes of care. Under the Medicare Prospective Payment System (“PPS”), an episode of care is defined as a length of care up to 60 days with multiple continuous episodes allowed per patient. Medicare billings under PPS vary based on the severity of the patient’s condition and are subject to adjustment, both positive and negative, for changes in the patient’s medical condition and certain other reasons. At the inception of each episode of care a request for anticipated payment (“RAP”) is submitted to Medicare for 50% to 60% of the estimated PPS reimbursement. The Company estimates the net PPS revenues to be earned during an episode of care based on the initial RAP billing, historical trends and other known factors. The net PPS revenues are initially recognized as deferred revenues and subsequently amortized as net service revenues ratably over the 60-day episodic period. At the end of each episode of care a final claim billing is submitted to Medicare and any changes between the initial RAP and final claim billings are recorded as an adjustment to net service revenues. No significant adjustments from initial estimates have been recorded as a result of the process. Other non-Medicare services are primarily provided on a per visit basis determinable and recognized as revenues at the time services are rendered.

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

Goodwill

           The Company’s carrying value of goodwill is the residual of the purchase price over the fair value of the net assets acquired from various acquisitions including the acquisition of Addus HealthCare, Inc. (“Addus HealthCare”). In accordance with Accounting Standards Codification TM (“ASC”) Topic 350, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are not amortized. The Company tests goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. Goodwill and indefinite lived intangible assets are required to be tested for impairment at least annually using a two-step method. The first step in the evaluation of goodwill impairment involves comparing the current fair value of each reporting unit to the recorded value, including goodwill. The Company uses the combination of a discounted cash flow model (“DCF model”) and the market multiple analysis method to determine the current fair value of each reporting unit. The DCF model was prepared using revenue and expense projections based on the Company’s current operating plan. As such, a number of significant assumptions and estimates are involved in the application of the DCF model to forecast revenue growth, price changes, gross profits, operating expenses and operating cash flows. The cash flows were discounted using a weighted average cost of capital ranging from 13.5% to 15.5%, which was management’s best estimate based on the capital structure of the Company and external industry data. As part of the second step of this evaluation, if the carrying value of goodwill exceeds its implied fair value an impairment loss would be recognized.

The Company completed its annual impairment test of goodwill as of October 1, 2010 and determined that no goodwill impairment existed as of October 1, 2010. Although the Company believes that the financial projections used in the assessment are reasonable and appropriate for its two reporting units, there is uncertainty inherent in those projections. As of December 31, 2010 the Company determined that no events or circumstances from October 1, 2010 through December 31, 2010 indicated that a further assessment was necessary. However, the current Federal and state economic and reimbursement environments and state budgetary pressures to decrease or eliminate services provided by the Company could have a negative effect on future earnings and cash flows from operations, and are factors indicating the possibility of future impairment to the Company’s goodwill.

The Company’s total stockholders’ equity was $88,992 as of March 31, 2011 and the Company’s market capitalization was approximately $53,903 based on 10,759 shares of common stock outstanding as of March 31, 2011. While the market capitalization of approximately $53,903 is below the Company’s stockholders’ equity, the market capitalization metric is only one indicator of fair value. In the Company’s opinion, the market capitalization approach, by itself, is not a reliable indicator of the value for the Company.

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

Long-Lived Assets

The Company reviews its long-lived assets and finite lived intangibles (except goodwill and intangible assets, as described above) for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine if impairment exists, the Company compares the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset, generally determined by discounting the estimated future cash flows. No impairment charges were recorded in the three months ended March 31, 2011 and 2010.

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

Interest Expense, net

The Company’s net interest expense consists of interest costs on its credit facility and other debt instruments and is recorded net of any interest income recorded by the Company. Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, interest expense, net. The Company did not record any prompt payment interest income in the three months ended March 31, 2011 and 2010.

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

Stock-based Compensation

The Company has two stock incentive plans, the 2006 Stock Incentive Plan (the “2006 Plan”) and the 2009 Stock Incentive Plan (the “2009 Plan”) that provide for stock-based employee compensation. The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Stock Compensation .” Compensation expense is recognized on a graded method under the 2006 Plan and on a straight-line basis under the 2009 Plan over the vesting period of the awards based on the fair value of the options. Under the 2006 Plan, the Company historically used the Black-Scholes option pricing model to estimate the fair value of its stock based payment awards, but beginning October 28, 2009 under its 2009 Plan it began using an enhanced Hull-White Trinomial model. The determination of the fair value of stock-based payments utilizing the Black-Scholes model and the Enhanced Hull-White Trinomial model is affected by Holdings’ stock price and a number of assumptions, including expected volatility, risk-free interest rate, expected term, expected dividends yield, expected forfeiture rate, expected turn-over rate, and the expected exercise multiple.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts and shares in thousands)

(Unaudited)

Net Income Per Common Share

Net income per common share, calculated on the treasury stock method, is based on the weighted average number of shares outstanding during the period. The Company’s outstanding securities that may potentially dilute the common stock are stock options and restricted stock awards. Included in the Company’s calculation for the three months ended March 31, 2011 were 688 stock options of which 513 stock options were out-of-the money and therefore anti-dilutive and restricted stock awards of which 5 were anti-dilutive and excluded from the diluted weighted average common shares outstanding. Excluded from the Company’s diluted weighted average common shares outstanding calculation for the three months ended March 31, 2010 were 607 options which were out-of-the-money and therefore anti-dilutive.

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

Reclassifications

Certain reclassifications have been made to prior periods’ financial statements in order to conform them to the current period’s presentation.

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

The Company’s acquisition of Advantage has been accounted for in accordance with ASC Topic 805, “Business Combinations” and the resultant goodwill and other intangible assets will be accounted for under ASC Topic 350 “Goodwill and Other Intangible Assets”. Assets acquired and liabilities assumed were recorded at their fair values. The total purchase price is $7,980 and is comprised of:

Total
Cash	$5,140
Issuance of 248 shares of common stock at $5.00 per share (valued at a price per share equal to the average closing price of the Company’s stock for the three most recent trading days preceding the closing, subject to a floor of $5.00 per share)	1,240
Contingent earn-out obligation (net of $92 discount)	1,600

Total purchase price	$7,980

The contingent earn-out obligation has been recorded at its fair value of $1,600, which is the present value of the Company’s obligation based on probability-weighted estimates of the achievement of certain performance targets, as defined in the Purchase Agreement. In April 2011, the Company paid the first earn-out payment of $500 to the sellers of Advantage.

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

The following table contains unaudited pro forma consolidated income statement information assuming the Advantage acquisition closed on January 1, 2010.

For the Three Months Ended March 31,
2010
Net service revenues	$67,848
Operating income	2,927
Net income	1,467

Basic income per share	$0.14
Diluted income per share	$0.14

The pro forma disclosures in the table above include adjustments for interest expense, amortization of intangible assets and tax expense to reflect results that are more representative of the combined results of the transactions as if they had occurred on January 1, 2010. This pro forma information is presented for illustrative purposes only and may not be indicative of the results of operation that would have actually occurred. In addition, future results may vary significantly from the results reflected in the pro forma information.

4. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consisted of the following:

	March 31, 2011	December 31, 2010
Prepaid health insurance	$4,715	$5,337
Prepaid workers’ compensation and liability insurance	636	1,386
Prepaid rent	198	198
Insurance receivable	459	—
Other	929	783

	$6,937	$7,704

Accrued expenses consisted of the following:

	March 31, 2011	December 31, 2010
Accrued payroll	$12,178	$10,453
Accrued workers’ compensation insurance	8,414	8,218
Accrued payroll taxes	2,174	1,579
Accrued health insurance	3,233	3,858
Accrued interest	117	144
Current portion of contingent earn-out obligation	502	502
Other	2,003	1,775

	$28,621	$26,529

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts and shares in thousands)

(Unaudited)

5. Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2011	December 31, 2010
Revolving credit loan	$23,500	$33,250
Term loan	4,583	5,000
Subordinated dividend notes bearing interest at 10.0%	6,069	6,569
Insurance note payable, due May 2011 and bearing interest at 2.9%	82	366

Total	34,234	45,185
Less current maturities	(5,582)	(5,158)

Long-term debt	$28,652	$40,027

Senior Secured Credit Facility

On March 18, 2010, the Company entered into an amendment (the “First Amendment”) to its credit facility. The First Amendment (i) increased the maximum aggregate amount of revolving loans available to the Company by $5,000 to $55,000, (ii) modified the Company’s maximum senior leverage ratio from 2.75 to 1.0 to 3.00 to 1.0 for each twelve month period ending on the last of day of each fiscal quarter after March 31, 2010 and (iii) increased the advance multiple used to determine the amount of the borrowing base from 2.75 to 1.0 to 3.0 to 1.0.

On July 26, 2010, the Company entered into the Second Amendment to its credit facility. The Second Amendment provided for a new term loan component of the credit facility in the aggregate principal amount of $5,000 with a maturity date of January 5, 2013. The requisite lenders also consented to the acquisition, effective July 25, 2010, of certain assets of Advantage by the Company, pursuant to the Purchase Agreement. The new term loan will be repaid in 24 equal monthly installments which commenced February 2011. Interest on the new term loan under the credit facility is payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 4.6% or the LIBOR rate for term periods of one, two, three or six months plus a margin of 4.6%. Interest will be paid monthly or at the end of the relevant interest period. The credit facility contains customary affirmative, negative, and financial covenants with which the Company was in compliance at March 31, 2011.

The availability of funds under the revolving credit portion of the credit facility, as amended by the First Amendment, is based on the lesser of (i) the product of adjusted EBITDA, as defined in the credit facility agreement, for the most recent 12-month period for which financial statements have been delivered under the credit facility agreement multiplied by the specified advance multiple, up to 3.0, less the outstanding senior indebtedness and letters of credit, and (ii) $55,000 less the outstanding revolving loans and letters of credit. Interest on the amounts outstanding under the revolving credit portion of the credit facility is payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 4.6% or the LIBOR rate for term periods of one, two, three or six months plus a margin of 4.6%. Interest will be paid monthly or at the end of the relevant interest period, as determined in accordance with the credit facility agreement. The borrowers will pay a fee equal to 0.5% per annum of the unused portion of the revolving portion of the credit facility. Issued stand-by letters of credit will be charged at a rate of 2.0% per annum payable monthly. On March 31, 2011 the interest rate on the revolving credit loan facility was 4.9% (30 day LIBOR rate was 0.3%) and total availability was $20,016.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts and shares in thousands)

(Unaudited)

Subordinated Dividend Notes

On March 18, 2010, the Company amended its subordinated dividend notes that were issued in respect of certain unpaid dividends on the Company’s preferred stock that converted into shares of common stock in conjunction with the Company’s initial public offering (the “IPO”). Pursuant to the amendments, the dividend notes were amended to (i) extend the maturity date of the dividend notes from September 30, 2011 to December 31, 2012, (ii) modify the amortization schedule of the dividend notes to reduce the annual principal payment amounts from $4,468 to $1,250 in 2010; from $3,351 to $2,500 in 2011; and amended total payments in 2012 to $4,069, and (iii) permit, based on the Company’s leverage ratio, the prepayment of all or a portion of the principal amount of the dividend notes, together with interest on the principal amount.

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

The following is a summary of segment information for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Net service revenues
Home & Community	$54,143	$52,701
Home Health	12,699	11,904

	$66,842	$64,605

Operating income
Home & Community	$5,325	$5,491
Home Health	698	1,006
General corporate expenses & corporate depreciation	(4,017)	(3,805)

	$2,006	$2,692

Depreciation and amortization
Home & Community	$610	$614
Home Health	128	163
Corporate	191	169

	$929	$946

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts and shares in thousands)

(Unaudited)

7. Commitments and Contingencies

Legal Proceedings

Class Action Lawsuit

As previously disclosed, on March 26, 2010, a class action lawsuit was filed in the United States District Court for the Northern District of Illinois on behalf of a class consisting of all persons or entities who purchased or otherwise acquired the Company’s common stock between October 27, 2009 and March 18, 2010, in connection with the Company’s IPO. The complaint, which was amended on August 10, 2010, asserts claims against the Company and individual officers and directors pursuant to Sections 11 and 15 of the Securities Act of 1933 and alleges, inter alia, that the Company’s registration statement was materially false and/or omitted the following: (1) that the Company’s accounts receivable included at least $1,500 in aging receivables that should have been reserved for; and (2) that the Company’s home health segment’s revenues were falling short of internal forecasts due to a slowdown in admissions from the Company’s integrated services program due to the State of Illinois’ effort to develop new procedures for integrating care. A motion to dismiss the complaint was filed on behalf of the defendants on September 20, 2010. We and the other defendants have denied and continue to deny all charges of wrongdoing or liability arising out of any conduct, statements, acts or omissions alleged in the complaint. In addition, on April 16, 2010, Robert W. Baird & Company, on behalf of the underwriters of the IPO, notified the Company that the underwriters are seeking indemnification in respect of the above-referenced action pursuant to the underwriting agreement entered into in connection with the IPO.

As previously reported, on March 21, 2011, we and the other named defendants entered into a stipulation of settlement with the plaintiffs with respect to the class action, pursuant to which we are to cause $3,000 to be paid into a settlement fund. The monetary amount of this settlement is covered by insurance.

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

Derivative Action Lawsuit

As previously disclosed, on November 1, 2010, a shareholder derivative action was filed on behalf of the Company in the Circuit Court of Cook County, Illinois by Paul Wes Bockley, an alleged shareholder of the Company. The complaint asserts claims against certain individual officers and directors of the Company, and against the Company as a nominal defendant, for breach of fiduciary duty, corporate waste and unjust enrichment based, inter alia, on alleged material misstatements and omissions in the registration statement relating to the Company’s IPO. The alleged misstatements and omissions are essentially the same as those asserted in class action litigation, discussed above.

As previously reported, on March 21, 2011, we and the other defendants entered into a stipulation of settlement with the plaintiff with respect to the shareholder derivative action, pursuant to which we have agreed to cause the plaintiff’s counsel’s fees and expenses in an amount up to and including $200 to be paid. In addition, we have agreed to adopt certain corporate governance measures. The monetary amount of this settlement is covered by insurance.

On April 1, 2011, the Company received preliminary approval of the derivative action settlement. The derivative action settlement remains subject to final approval by the Court. A final approval hearing is scheduled for June 6, 2011.

The effectiveness of the stipulation of settlement and the settlement incorporated therein is conditioned upon the following remaining conditions: (i) the court finally approving the settlement, (ii) any judgment of dismissal entered by the court becoming final and (iii) any judgment of dismissal entered in the class action described above becoming final. If the settlement is given final approval by the court, the derivative action will be dismissed with prejudice. There can be no assurance that the settlement will be approved or become effective.

Illinois Attorney General’s Investigation

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

The Company submitted its response to the CID on January 7, 2011. On February 15, 2011, the Assistant Attorney General issued a Supplemental CID, which contained a written complaint from an individual in the program. The Supplemental CID sought additional information concerning the administration of the program and many of the questions appear to be tailored to respond to specific complaints received by the Illinois Attorney General’s office. The Company submitted its response to the Supplemental CID on April 15, 2011. In March and April of 2011, the Company received requests for information related to specific individuals and it has responded to the first of such requests. The Company is cooperating with the investigation and is in the process of preparing responses to the remaining requests for information related to specific individuals. Given the preliminary stage of this investigation and the uncertainty regarding its direction, we are unable at this time to offer an assessment as to whether the investigation will have any impact on the Company’s financial position or operations.

Other

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

8. Significant Payors

A substantial portion of the Company’s net service revenues and accounts receivables are derived from services performed for federal, state and local governmental agencies. Medicare and one state governmental agency accounted for 12.4% and 41.3% of the Company’s net service revenues for the three months ended March 31, 2011, respectively, and 11.5% and 36.2% of the Company’s net service revenues for the three months ended March 31, 2010, respectively.

The related receivables due from Medicare and the state agency represented 9.4% and 54.5%, respectively, of the Company’s accounts receivable at March 31, 2011, and 9% and 58%, respectively, of the Company’s accounts receivable at December 31, 2010.

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

We operate our business through two segments, home & community services and home health services. Our home & community services are social, or non-medical, in nature and include assistance with bathing, grooming, dressing, personal hygiene and medication reminders, and other activities of daily living. We provide home & community services on a long-term, continuous basis, with an average duration of approximately 20 months per consumer. Our home health services are primarily medical in nature and include physical, occupational and speech therapy, as well as skilled nursing. We generally provide home health services on a short-term, intermittent or episodic basis to individuals recovering from an acute medical condition, with an average length of care of approximately 80 days.

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

We have historically grown our business primarily through organic growth, complemented with selective acquisitions. Our home & community segment acquisitions have been focused on facilitating entry into new states, whereas our home health segment acquisitions have been focused on complementing our existing home & community business, enabling us to provide a more comprehensive range of services in those locations. Acquisitions in the home health segment, while not significant, reflect our goal of being a comprehensive provider of both home & community and home health services in the markets in which we operate.

On July 26, 2010, we entered into an Asset Purchase Agreement (the “Purchase Agreement”), pursuant to which we acquired the operations and certain assets of Advantage Health Systems, Inc., a South Carolina corporation (“Advantage”). Advantage is a provider of home & community, home health and hospice services in South Carolina and Georgia, which expanded our services across 19 states. The total consideration payable pursuant to the Purchase Agreement was $8.3 million, comprised of $5.1 million in cash, common stock consideration with a deemed value of $1.2 million resulting in the issuance of 248,000 common shares, a maximum of $2.0 million in future cash consideration subject to the achievement of certain performance targets set forth in an earn-out agreement and the assumption of certain specified liabilities. In April 2011, we paid the first earn-out payment of $0.5 million to the sellers of Advantage.

         In March 2010, the President signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, both laws are referred to herein as the “Health Reform Act”). The Health Reform Act includes several provisions that may affect reimbursement for home health agencies. The Health Reform Act is broad, sweeping reform, and is subject to change, including through the adoption of related regulations, the way in which its provisions are interpreted and the manner in which it is enforced. We cannot assure you that the provisions of the Health Reform Act will not adversely impact our business, results of operations or financial position. We may be unable to mitigate any adverse effects resulting from the Health Reform Act.

On July 14, 2010, the Office for Civil Rights of the U.S. Department of Health and Human Services (“OCR”) published proposed regulations to implement the Health Information Technology for Economic and Clinical Health Act. Failure to comply with Health Insurance Portability and Accountability Act, or HIPAA, could result in fines and penalties that could have a material adverse effect on the Company. Recently, the OCR has imposed substantial financial and other penalties on covered entities that improperly disclosed individuals’ health information.

On July 23, 2010, Centers for Medicare & Medicaid Services (“CMS”) published its proposed Home Health Prospective Payment System Update for Calendar Year 2011 (“Proposed 2011 Home Health PPS Update”). A proposed overall reduction in the home health payment base rate of 4.9% included a reduction for each 60-day episode and the conversion factor for non-routine medical supplies (“NRS”) of 3.8%. The 3.8% decrease, which also will be imposed in 2012, is a result of the CMS determination that there has been a general increase in case mix that CMS believes is unwarranted. CMS believes that this “case-mix creep” is due to improved coding, coding practice changes, and other behavioral responses to the change in reimbursement that went in to effect in 2009, including greater use of high therapy treatment plans above what CMS believes is related to an increase in patient acuity. CMS warned that it will continue to monitor changes in case-mix. If new data identifies additional increases in case-mix, CMS will immediately impose further reductions. The Health Reform Act requires a physician certifying a patient for home health services to document that the physician or a non-physician practitioner under the direction of the physician has had a face-to-face encounter with the patient. In CMS’s proposed Home Health Update for 2011 (the “2011 Proposed Home Health Rule”), CMS proposed regulations that would require the face-to-face encounter to take place within thirty days of the home health start date. An additional face-to-face encounter within two weeks of the start date would be required if the original face-to-face encounter did not primarily relate to the reason for the home health services.

On November 3, 2010, CMS released its Home Health Prospective Payment System Update for Calendar Year 2011 (the “Final 2011 Home Health PPS Update”). There is a 1.1% market basket increase for 2011 (after application of the mandated 1.0% reduction) and a mandated 3.8% rate reduction. The final 2011 payment base rate reflects a 0.3% decrease from the proposed market basket rate in July 2010. CMS announced that it is postponing its proposed 3.8% reduction in home health rates for calendar year 2012 pending its further monitoring of case-mix changes. Home health agencies that do not submit required quality data will be subject to a 2.0% reduction in the market basket update.

CMS made some revisions to its proposed regulations regarding face-to-face-encounters. The physician or non-physician practitioner must have a face-to-face encounter with the patient within 90 days of the home health start date as a condition for payment. If there is no face-to-face encounter within the 90 day period or if the encounter did not relate to the reason for home health, a face-to-face encounter must occur within 30 days after the home health start date. CMS emphasized that the certification must be dated by the physician (not the home health agency) and the patient must be under the care of a physician while receiving home health services. But, the face-to-face encounter is only required for the initial certification. The certifying physician may not be the home health agency medical director and the physician or non-physician practitioner may not have a financial relationship with the home health agency. The Final 2011 Home Health PPS Update provided that the face-to-face-encounter requirement would be effective January 1, 2011. In December 2010, in response to requests from home health and hospice provider associations, physician groups and others, CMS announced a suspension of the requirement until April 1, 2011. Although these groups requested another suspension until July 1, 2011, that was not granted and the face-to-face requirement went into effect on April 1, 2011.

CMS also requires that for therapy services, a qualified therapist (not a therapy assistant) must assess the patient, measure progress, and document progress toward therapy goals at least once every 30 days as a condition for payment. For patients requiring 13 or 19 therapy visits, the qualified therapist must perform this evaluation at the 13th and 19th therapy visit. The requirement is relaxed for patients in rural areas, requiring the qualified therapist evaluation any time after the 10th visit and not later than the 13th visit, and after the 16th therapy visit but not later than the 19th visit. If more than one therapy is furnished, an evaluation must be made by a qualified therapist for each therapy.

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

Segments

We operate our business through two segments, home & community services and home health services. We have organized our internal management reports to align with these segment designations. As such, we have identified two reportable segments, home & community and home health, applying the criteria in ASC 280, “Disclosure about Segments of an Enterprise and Related Information”. The following table presents our locations by segment, setting forth acquisitions, start-ups and closures for the period January 1, 2010 to March 31, 2011:

	Home & Community	Home Health	Total
Total at December 31, 2009	92	30	122
Acquired	8	3	11
Start-up	3	—	3
Closed/Merged	(7)	—	(7)

Total at December 31, 2010	96	33	129
First Quarter 2011 Activity	—	—	—

Total at March 31, 2011	96	33	129

As of March 31, 2011, we provided our services through 129 locations across 19 states. As part of our comprehensive service model, we have integrated and provide both home & community and home health services in nine states.

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

For the three months ended March 31, 2011 and 2010, our payor revenue mix by segment was as follows:

	Home & Community
	For the Three Months Ended March 31,
	2011	2010
State, local and other governmental programs	94.3%	94.5%
Commercial	0.8	0.8
Private duty	4.9	4.7

	100.0%	100.0%

	Home Health
	For the Three Months Ended March 31,
	2011	2010
Medicare	65.4%	62.2%
State, local and other governmental programs	18.7	21.3
Commercial	10.1	10.0
Private duty	5.8	6.5

	100.0%	100.0%

We also measure the performance of each segment using a number of different metrics. For our home & community segment, we consider billable hours, billable hours per business day, revenues per billable hour and the number of consumers, or census. For our home health segment, we consider Medicare census, non-Medicare census, Medicare admissions and Medicare revenues per episode completed.

We derive a significant amount of our net service revenues from our operations in Illinois and California, which represented 54.4% and 10.8%; and 50.8% and 14.1%, of our total net service revenues for the three months ended March 31, 2011 and 2010, respectively.

A significant amount of our net service revenues are derived from two specific payor clients. The Illinois Department on Aging, in the home & community segment, and Medicare, in the home health segment, which accounted for 41.3% and 12.4%, respectively; and 36.2% and 11.5%, respectively, of our total net service revenues for the three months ended March 31, 2011 and 2010, respectively.

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

Depreciation and Amortization Expenses

We amortize our intangible assets with finite lives, consisting of customer and referral relationships, trade names, trademarks, state licenses and non-compete agreements, principally on accelerated methods based upon their estimated useful lives. Depreciable assets at the segment level consist principally of furniture and equipment, and for the home & community segment, also include vehicles for our adult day centers.

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

Interest Expense, net

Our net interest expense consists of interest costs on our credit facility and other debt instruments and is recorded net of any interest income recorded by us. Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, interest expense, net. We did not record any prompt payment interest income for the three months ended March 31, 2011 and 2010.

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. The differences from the federal statutory rate of 34% are principally due to state taxes and the use of federal employment tax credits.

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

The following table sets forth, for the periods indicated, our unaudited consolidated results of operations.

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)
Net service revenues:
Home & Community	$54,143	81.0%	$52,701	81.6%	$1,442	2.7%
Home Health	12,699	19.0	11,904	18.4	795	6.7

Total	66,842	100.0	64,605	100.0	2,237	3.5
Operating income before corporate expenses:
Home & Community	5,325	9.8	5,491	10.4	(166)	(3.0)
Home Health	698	5.5	1,006	8.5	(308)	(30.6)

Total	6,023	9.0	6,497	10.1	(474)	(7.3)
Corporate general and administrative expenses	3,826	5.7	3,636	5.6	190	5.2
Corporate depreciation and amortization	191	0.3	169	0.3	22	13.0

Total operating income	2,006	3.0	2,692	4.2	(686)	(25.5)
Interest expense, net	713	1.1	718	1.1	(5)	(0.7)

Income from operations before taxes	1,293	1.9	1,974	3.1	(681)	(34.5)
Income tax expense	440	0.7	616	1.0	(176)	(28.6)

Net income	$853	1.3%	$1,358	2.1%	$(505)	(37.2)%

Our net service revenues increased by $2.2 million, or 3.5%, to $66.8 million for the three months ended March 31, 2011 compared to $64.6 million for the three months ended March 31, 2010. This increase represents 2.7% growth in home & community net service revenues and 6.7% growth in home health net service revenues. Home & community revenue growth was driven by revenues attributable to the acquisition of Advantage on July 26, 2010 partially offset by a reduction in services revenues from the loss of certain programs during the second half of 2010. Our home health growth in revenue for the three months ended March 31, 2011 was primarily due to the revenue contribution from the acquisition of Advantage partially offset by the 2011 Medicare reduction in payment base rates of 4.9%, a decrease in Medicare admissions, and due to a decline in non-Medicare service revenues.

Total operating income, expressed as a percentage of net service revenues, for the three months ended March 31, 2011 and 2010, was 3.0% and 4.2%, respectively. Corporate general and administrative expenses increased by 0.1% to 5.7% of net service revenues for the three months ended March 31, 2011.

Home & Community Segment

The following table sets forth, for the periods indicated, a summary of our home & community segment’s unaudited results of operations through operating income, before corporate expenses:

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)

Net service revenues	$54,143	100.0%	$52,701	100.0%	$1,442	2.7%

Cost of service revenues	40,777	75.3	39,274	74.5	1,503	3.8

Gross profit	13,366	24.7	13,427	25.5	(61)	(0.5)

General and administrative expenses	7,431	13.7	7,322	13.9	109	1.5

Depreciation and amortization	610	1.1	614	1.2	(4)	(0.7)

Operating income	$5,325	9.8%	$5,491	10.4%	$(166)	(3.0)%

Segment Data:

Billable hours (in thousands)	3,185		3,171		14	0.4%

Billable hours per business day	50,556		50,333		223	0.4%

Revenues per billable hour	$17.00		$16.62		$0.38	2.3%

Average weekly census	20,860		20,193		667	3.3%

Net service revenues from state, local and other governmental programs accounted for 94.3% and 94.5% of home & community net service revenues for the three months ended March 31, 2011 and 2010, respectively. Private duty and, to a lesser extent, commercial payors accounted for the remainder of net service revenues.

Net service revenues increased $1.4 million, or 2.7%, to $54.1 million for the three months ended March 31, 2011 compared to $52.7 million for the three months ended March 31, 2010. Net service revenue growth in the home & community segment included the Advantage acquisition, which contributed $2.5 million in service revenues for the three months ended March 31, 2011. Excluding $2.0 million in revenue from the loss of certain programs and locations closed during the second half of 2010, organic revenue increased by $0.9 million, or 1.9%. This increase is primarily due to a 2.3% increase in revenues per billable hour.

Gross profit, expressed as a percentage of net service revenues, decreased by 0.8% to 24.7% for the three months ended March 31, 2011, from 25.5% for the three months ended March 31, 2010. Excluding the gross profit contribution attributable to Advantage, gross profit, expressed as a percentage of net service revenues, decreased by 1.1% to 24.4% for three months ended March 31, 2011 compared to 25.5% for the three months ended March 31, 2010. The decrease of 1.1% was principally due to contractual field wage increases that became effective during the third quarter of 2010 and increases in unemployment payroll taxes and workers’ compensation costs.

General and administrative expenses, expressed as a percentage of net service revenues, decreased 0.2% to 13.7% for the three months ended March 31, 2011, from 13.9% for the three months ended March 31, 2010. Excluding the $0.4 million of general and administrative expenses attributable to Advantage, general and administrative expenses decreased by $0.3 million, or 3.7%, to $7.0 million for the three months ended March 31, 2011 compared to $7.3 million for the three months ended March 31, 2010. The decrease was primarily due to a reduction of $0.5 million in wage related costs due to our focus on cost controls, partially offset by an increase of $0.2 million in other administrative costs.

Depreciation and amortization, expressed as a percentage of net service revenues, decreased by 0.1% to 1.1% for the three months ended March 31, 2011, from 1.2% for the three months ended March 31, 2010. Amortization of intangibles, which are principally amortized using accelerated methods, totaled $0.6 million for the three months ended March 31, 2011 and 2010.

Home Health Segment

The following table sets forth, for the periods indicated, a summary of our home health segment’s unaudited results of operations through operating income, before corporate expenses:

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)

Net service revenues	$12,699	100.0%	$11,904	100.0%	$795	6.7%

Cost of service revenues	7,011	55.2	6,511	54.7	500	7.7

Gross profit	5,688	44.8	5,393	45.3	295	5.5

General and administrative expenses	4,862	38.3	4,224	35.4	638	15.1

Depreciation and amortization	128	1.0	163	1.4	(35)	(21.5)

Operating income	$698	5.5%	$1,006	8.5%	$(308)	(30.6)%

Segment Data:

Average weekly census:

Medicare	1,460		1,464		(4)	(0.3)%

Non-Medicare	1,510		1,537		(27)	(1.8)%

Medicare admissions	2,156		2,240		(84)	(3.8)%

Medicare revenues per episode completed	$2,482		$2,544		$(62)	(2.4)%

Net service revenues from Medicare accounted for 65.4% and 62.2% of home health net service revenues for the three months ended March 31, 2011 and 2010, respectively. Non-Medicare net service revenues, in order of significance, include Medicaid and other governmental programs, commercial insurers and private duty payors.

Net service revenues increased $0.8 million, or 6.7%, to $12.7 million for the three months ended March 31, 2011 compared to $11.9 million for the three months ended March 31, 2010. Revenue from the Advantage acquisition contributed $1.0 million to net service revenues for the three months ended March 31, 2011. Excluding the acquisition of Advantage, net service revenues decreased $0.2 million, or 1.3%, to $11.7 million for the three months ended March 31, 2011 compared to $11.9 million for the three months ended March 31, 2010. This decline in net service revenue is primarily attributable to the 2011 Medicare reduction in payment base rates by 4.9%, a 3.8% decrease in Medicare admissions during the first quarter of 2011 compared to the same period in 2010, and a decline in non-Medicare service revenues. After considering the impact of the Medicare rate reduction of approximately $0.4 million, our organic revenue growth was approximately $0.2 million, or 1.8%.

Gross profit, expressed as a percentage of net service revenues, decreased by 0.5% to 44.8% for the three months ended March 31, 2011, from 45.3% for the three months ended March 31, 2010. Excluding the gross profit contribution attributable to Advantage, gross profit, expressed as a percentage of net service revenues, decreased by 1.8% to 43.5% for the three months ended March 31, 2011 compared to 45.3% for the three months ended March 31, 2010. The decrease in gross margin of 1.8% is primarily due to the 4.9% reduction in 2011 Medicare payment base rates.

General and administrative expenses, expressed as a percentage of net service revenues, increased 2.9% to 38.3% for the three months ended March 31, 2011, from 35.4% for the three months ending March 31, 2010. Excluding the acquisition of Advantage, general and administrative expenses, expressed as a percentage of net service revenues, increased 3.1% to 38.5% for the three months ended March 31, 2011, from 35.4% for the three months ended March 31, 2010. General and administrative expenses, when excluding $0.3 million attributable to Advantage, increased $0.3 million, or 7.1%, to $4.5 million for the three months ended March 31, 2011 compared to $4.2 million for the three months ended March 31, 2010. This increase was primarily due to a $0.2 million increase in consulting costs related to interim home health management services being provided until the search for a permanent position is completed and an increase of $0.1 million in data processing costs related to the increased use of technology in our operations.

Depreciation and amortization, expressed as a percentage of net service revenues, decreased by 0.4% to 1.0% for the three months ended March 31, 2011, from 1.4% for the three months ended March 31, 2010. Amortization of intangibles, which are principally amortized using accelerated methods, totaled $0.1 million and $0.2 million for the three months ended March 31, 2011 and 2010, respectively.

Corporate General and Administrative Expense

Corporate general and administrative expenses increased $0.2 million, or 5.2%, to $3.8 million for the three months ended March 31, 2011, from $3.6 million for the three months ended March 31, 2010. These expenses, expressed as a percentage of net service revenues, were 5.7% and 5.6% for the three months ended March 31, 2011 and 2010, respectively. This increase was primarily due to an increase in wage related costs which included the addition of our Chief Operating Officer during the first quarter of 2011 and an increase in other administrative expenses.

Interest Expense

Net interest expense was consistent at $0.7 million for the three months ended March 31, 2011 and 2010. The first quarter of 2010 included an existing interest rate agreement with a notional value of $22.5 million that expired on March 10, 2010. This agreement did not qualify as an accounting hedge under ASC Topic 815. As such, changes in the value of this agreement are reflected in interest expenses in the period of change. For the three months ended March 31, 2010 the mark-to-market adjustment included in interest expense was a decrease of $0.2 million. Excluding this mark-to-market adjustment, interest expense decreased $0.2 million during the first quarter of 2011 which was due to a reduction in outstanding debt.

Income Tax Expense

Our effective tax rates for the three months ended March 31, 2011 and 2010 were 34.0% and 31.2%, respectively. The principal difference between the Federal and state statutory rates and our effective tax rate is the use of Federal employment opportunity tax credits. The increase in our first quarter 2011 effective tax rate is principally due to a State of Illinois tax increase that became effective at the beginning of 2011.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash from operations and borrowings under our credit facility. At March 31, 2011 and December 31, 2010, we had cash balances of $1.3 million and $0.8 million, respectively.

Cash flows from operating activities represent the inflow of cash from our payor clients and the outflow of cash for payroll and payroll taxes, operating expenses, interest and taxes. Due to its revenue deficiencies and financing issues, the State of Illinois continues to reimburse us on a delayed basis with respect to our various agreements including with our largest payor, the Illinois Department on Aging. However, we experienced an improvement in the payment amounts received from the State of Illinois which resulted in a decrease in the open net receivable balance from the State of Illinois of $6.0 million for the three months ended March 31, 2011, from $48.8 million as of December 31, 2010 to $42.8 million as of March 31, 2011. While the net receivable balance has decreased as of March 31, 2011, the State of Illinois continues to reimburse us on a delayed basis. These payment delays have adversely impacted, and may further adversely impact, our liquidity, and may result in the need to increase borrowings under our credit facility. Delayed reimbursements from our other State of Illinois payors and deterioration in the aging in the private duty business have also contributed to the increase in our receivables balances.

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

         On July 26, 2010, we entered into a second amendment (the “Second Amendment”) to our credit facility. The Second Amendment provided for a $5.0 million term loan component of the credit facility, the proceeds of which were used to finance a portion of the purchase price payable in connection with our acquisition of certain assets of Advantage effective July 25, 2010. The term loan will be repaid in 24 equal monthly installments, which commenced February 2011. Interest on the new term loan under the credit facility is payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 4.6% or the LIBOR rate for term periods of one, two, three or six months plus a margin of 4.6%. Interest will be paid monthly or at the end of the relevant interest period. The term loan has a maturity date of January 5, 2013. The total consideration payable pursuant to the Purchase Agreement was $8.3 million, comprised of $5.1 million in cash, common stock consideration with a deemed value of $1.2 million resulting in the issuance of 248,000 common shares, a maximum of $2.0 million in future cash consideration subject to the achievement of certain performance targets set forth in an earn-out agreement and the assumption of certain specified liabilities. The contingent earn-out obligation has been recorded at its fair value of $1.6 million, which is the present value of our obligation based on probability-weighted estimates of the achievement of certain performance targets, as defined. In April 2011, we paid the first earn-out payment of $0.5 million to the sellers of Advantage.

As of March 31, 2011 we had $23.5 million outstanding on our credit facility. After giving effect to the amount drawn on our credit facility, approximately $6.8 million of outstanding letters of credit and borrowing limits based on an advanced multiple of adjusted EBITDA, we had $20.0 million available for borrowing under the credit facility as of March 31, 2011.

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

Cash Flows

The following table summarizes historical changes in our cash flows for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(unaudited)
Net cash provided by operating activities	$11,451	$1,597
Net cash used in investing activities	(42)	(200)
Net cash used in financing activities	(10,970)	(695)

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Net cash provided by operating activities was $11.5 million in the first quarter of 2011, compared to $1.6 million for the same period in 2010. The improvement of $9.9 million in the first quarter of 2011 was primarily due to improvements in accounts receivable resulting from an increase in payments received from the State of Illinois and our continued focus on cash collections. The $11.7 million accounts receivable improvement in the first quarter of 2011 over the same period in 2010 resulted from a decrease in net accounts receivable of $6.1 million in the first quarter of 2011 compared to an increase in net accounts receivable of $5.6 million in the first quarter of 2010. The $11.7 million improvement in cash provided from accounts receivable during the first quarter of 2011 was partially off-set by $1.6 million of net cash used in operations for accounts payable, accrued expenses, taxes, and prepaid and other assets due to the timing of the related payments.

Net cash used in investing activities was less than $0.1 million in the first quarter of 2011, compared to $0.2 million for the same period in 2010. Our investing activities for the first quarter of 2011 were for capital expenditures and our investing activities for the first quarter of 2010 included a payment of $0.1 million in contingent consideration made on previously acquired businesses, and $0.1 million in capital expenditures.

Net cash used in financing activities was $11.0 million for the first quarter of 2011 compared to $0.7 million for the same period in 2010. Our financing activities during the first quarter of 2011 were primarily driven by net payments of $9.8 million on the revolving credit portion of our credit facility, $0.4 million in payments on our term loan, payments of $0.5 million on our dividend notes and net payments of $0.3 million on all other notes. Our financing activities during the first quarter of 2010 were primarily driven by net payments of $0.7 million on all other notes.

Outstanding Accounts Receivable

Outstanding accounts receivable, net of the allowance for doubtful accounts, decreased by $6.1 million as of March 31, 2011 as compared to December 31, 2010. The decrease was primarily attributable to an increase in payments received from the State of Illinois during the first quarter of 2011 and our continued focus on cash collections.

We establish our allowance for doubtful accounts to the extent it is probable that a portion or all of a particular account will not be collected. Our provision for doubtful accounts is estimated and recorded primarily by aging receivables utilizing eight aging categories and applying our historical collection rates to each aging category, taking into consideration factors that might impact the use of historical collection rates or payor groups, with certain large payors analyzed separately from other payor groups. In our evaluation of these estimates, we also consider delays in payment trends in individual states due to budget or funding issues, billing conversions related to acquisitions or internal systems, resubmission of bills with required documentation and disputes with specific payors. We have experienced increases in the aging of our accounts receivable resulting from billing delays during the conversion process, either procedural or internal, related to both acquired agencies and transferring our existing home & community locations from a legacy system to the centralized McKesson operating system. Reasons for the delays include obtaining approvals from federal and state governmental agencies of provider numbers we acquired with our acquisitions, McKesson payor and billing set-up processes and required staff training. We have also experienced an increase in our home & community private duty business, which inherently carries a higher collection risk. Unlike our state, local and other governmental payors, these customers are responsible for their own payment (a portion of which may be funded through qualified veteran benefits). Contributing to higher receivable balances are veteran benefits that may take several months to be awarded by the Veterans Health Administration.

Our collection procedures include review of account agings and direct contact with our payors. We have historically not used collection agencies. An uncollectible amount, not governed by amount or aging, is written off to the allowance account only after reasonable collection efforts have been exhausted. The following tables detail our accounts receivable before reserves by payor category, showing Illinois governmental payors separately, and segment and the related allowance amount at March 31, 2011 and December 31, 2010:

	March 31, 2011
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(in thousands, except percentages)
Home & Community

Illinois governmental based programs	$30,550	$7,783	$560	$1,880	$40,773
Other state, local and other governmental programs	10,871	1,012	416	1,874	14,173
Private duty and commercial	1,875	639	854	816	4,184

	43,296	9,434	1,830	4,570	59,130

Home Health

Medicare	5,090	1,147	327	34	6,598
Other state, local and other governmental programs	296	86	26	91	499
Private duty and commercial	2,067	585	289	243	3,184
Illinois governmental based programs	1,095	380	362	195	2,032

	8,548	2,198	1,004	563	12,313

Total	$51,844	$11,632	$2,834	$5,133	$71,443

Related aging %	72.6%	16.3%	4.0%	7.1%
Allowance for doubtful accounts					$6,598
Reserve as % of gross accounts receivable					9.2%

	December 31, 2010
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(in thousands, except percentages)
Home & Community

Illinois governmental based programs	$30,228	$14,060	$960	$1,926	$47,174
Other state, local and other governmental programs	10,730	248	1,188	1,636	13,802
Private duty and commercial	2,095	790	1,026	830	4,741

	43,053	15,098	3,174	4,392	65,717

Home Health

Medicare	4,768	1,294	246	36	6,344
Other state, local and other governmental programs	303	69	24	94	490
Private duty and commercial	2,317	600	360	181	3,458
Illinois governmental based programs	1,011	241	253	163	1,668

	8,399	2,204	883	474	11,960

Total	$51,452	$17,302	$4,057	$4,866	$77,677

Related aging %	66.2%	22.3%	5.2%	6.3%
Allowance for doubtful accounts					$6,723
Reserve as % of gross accounts receivable					8.7%

We calculate our days sales outstanding (“DSO”) by taking the accounts receivable outstanding net of the allowance for doubtful accounts and deducting deferred revenues at the end of the period, divided by the total net service revenues for the last quarter, multiplied by the number of days in that quarter. The adjustment for deferred revenues relates to Medicare receivables which are recorded at the inception of each 60 day episode of care at the full requested anticipated payment (“RAP”) amount. Our DSOs at March 31, 2011 and December 31, 2010 were 84 days and 90 days, respectively. The DSO for our largest payor, the Illinois Department on Aging, at March 31, 2011 and December 31, 2010 were 115 days and 138 days, respectively.

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

The availability of funds under the revolving credit portion of the credit facility is based on the lesser of (i) the product of adjusted EBITDA, as defined, for the most recent 12-month period for which financial statements have been delivered under the credit facility agreement multiplied by the specified advance multiple, up to 3.00, less the outstanding senior indebtedness and letters of credit, and (ii) $55.0 million less the outstanding revolving loans and letters of credit. Interest on the revolving line of credit and term loan amounts outstanding under the credit facility is payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 4.6% or the LIBOR rate for term periods of one, two, three or six months plus a margin of 4.6%. Interest on the credit facility will be paid monthly on or at the end of the relevant interest period, as determined in accordance with the credit facility agreement. The borrowers will pay a fee equal to 0.5% per annum of the unused portion of the revolving portion of the credit facility. Issued stand-by letters of credit will be charged at a rate of 2.0% per annum payable monthly.

The credit facility contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The credit facility also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum fixed charge coverage ratio, a requirement to stay below a maximum senior leverage ratio and a requirement to stay below a maximum permitted amount of capital expenditures, as well as restrictions on guarantees, indebtedness, liens, dividends, distributions, investments and loans, subject to customary carve outs, restrictions on Holdings’ and the borrowers’ ability to enter into transactions other than in the ordinary course of business, a restriction on the ability to consummate more than three acquisitions in any calendar year, or for the purchase price of any one acquisition to exceed $0.5 million, in each case without the consent of the lenders, restrictions on mergers, transfers of assets, acquisitions, equipment, subsidiaries and affiliate transactions, subject to customary carve outs, and restrictions on fundamental changes and lines of business. We were in compliance with all of our credit facility covenants at March 31, 2011.

Dividend Notes

On March 18, 2010, we amended our subordinated dividend notes. Pursuant to the amendments, the dividend notes were amended to (i) extend the maturity date of the dividend notes from September 30, 2011 to December 31, 2012, (ii) modify the amortization schedule of the dividend notes to reduce the annual principal payment amounts from $4.5 million to $1.3 million in 2010; from $3.4 million to $2.5 million in 2011; and amended total payments in 2012 to $4.1 million, and (iii) permit, based on our leverage ratio, the prepayment of all or a portion of the principal amount of the dividend notes, together with interest on the principal amount. A balance of $6.1 million was outstanding on the dividend notes as of March 31, 2011.

Off-Balance Sheet Arrangements

As of March 31, 2011, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

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

Revenue Recognition

         Approximately 95% of our home & community segment revenues for the three months ended March 31, 2011 and 2010, are derived from Medicaid and Medicaid waiver programs under agreements with various state and local authorities. These agreements provide for a service term from one year to an indefinite term. Services are provided based on authorized hours, determined by the relevant state or local agency, at an hourly rate specified in the agreement or fixed by legislation. Services to other payors, such as private or commercial clients, are provided at negotiated hourly rates and recognized in net service revenues as services are provided. We provide for appropriate allowances for uncollectible amounts at the time the services are rendered.

Approximately 65% of our home health segment revenues are derived from Medicare. Home health services are reimbursed by Medicare based on episodes of care. Under the Medicare Prospective Payment System, or PPS, an episode of care is defined as a length of care up to 60 days per patient with multiple continuous episodes allowed. Billings per episode under PPS vary based on the severity of the patient’s condition and are subject to adjustment, both higher and lower, for changes in the patient’s medical condition and certain other reasons. At the inception of each episode of care, we submit a request for anticipated payment, or RAP, to Medicare for 50% to 60% of the estimated PPS reimbursement. We estimate the net PPS revenues to be earned during an episode of care based on the initial RAP billing, historical trends and other known factors. The net PPS revenues are initially recognized as deferred net service revenues and subsequently amortized as net service revenues ratably over the 60-day episodic period. At the end of each episode of care, a final claim billing is submitted to Medicare and any changes between the initial RAP and final claim billings are recorded as an adjustment to net service revenues. For open episodes, we estimate net revenues based on historical data, and adjust net service revenues for the difference, if any, between the initial RAP and ultimate final claim amount. We did not record any significant adjustments of prior period net PPS estimates.

The other approximately 35% of revenues in our home health segment are from state and local governmental agencies, commercial insurers and private individuals. Services are primarily provided to these payors on a per visit basis based on negotiated rates. As such, net service revenues are readily determinable and recognized at the time the services are rendered. We provide for appropriate allowances for uncollectible amounts at the time the services are rendered.

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

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, interest expense, net. We did not record any prompt payment interest income for the three months ended March 31, 2011 and 2010.

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

Goodwill and Other Intangible Assets

Our carrying value of goodwill is the residual of the purchase price over the fair value of the net assets acquired from various acquisitions including the acquisition of Addus HealthCare, Inc. (“Addus HealthCare”). In accordance with Accounting Standards Codification TM (“ASC”) Topic 350, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are not amortized. We test goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. Goodwill and indefinite lived intangible assets are required to be tested for impairment at least annually using a two-step method. The first step in the evaluation of goodwill impairment involves comparing the current fair value of each reporting unit to the recorded value, including goodwill. We use the combination of a discounted cash flow model (“DCF model”) and the market multiple analysis method to determine the current fair value of each reporting unit. The DCF model was prepared using revenue and expense projections based on our current operating plan. As such, a number of significant assumptions and estimates are involved in the application of the DCF model to forecast revenue growth, price changes, gross profits, operating expenses and operating cash flows. The cash flows were discounted using a weighted average cost of capital ranging from 13.5% to 15.5%, which was management’s best estimate based on our capital structure and external industry data. As part of the second step of this evaluation, if the carrying value of goodwill exceeds its fair value an impairment loss would be recognized.

We completed our annual impairment test of goodwill as of October 1, 2010 and determined that no goodwill impairment existed as of October 1, 2010. Although we believe that the financial projections used in the assessment are reasonable and appropriate for our two reporting units, there is uncertainty inherent in those projections. As of December 31, 2010 we determined that no events or circumstances from October 1, 2010 through December 31, 2010 indicated that a further assessment was necessary. However, the current Federal and state economic and reimbursement environments and state budgetary pressures to decrease or eliminate services we provide could have a negative effect on future earnings and cash flows from operations, and are all factors indicating the possibility of future impairment to our goodwill.

Our total stockholders’ equity was $89.0 million as of March 31, 2011 and our market capitalization was approximately $53.9 million based on 10,759 shares of common stock outstanding as of March 31, 2011. While the market capitalization of approximately $53.9 million is below our stockholders’ equity, the market capitalization metric is only one indicator of fair value. In our opinion, the market capitalization approach, by itself, is not a reliable indicator of the value for our company.

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

Long-Lived Assets

We review our long-lived assets and finite lived intangibles (except goodwill and indefinite-lived intangible assets, as described above) for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine if impairment exists, we compare the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset, generally determined by discounting the estimated future cash flows.

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

Interest Expense, net

Our net interest expense consists of interest costs on our credit facility and other debt instruments and is recorded net of any interest income recorded by us. Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, interest expense, net. We did not record any prompt payment interest income for the three months ended March 31, 2011 and 2010.

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

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Legal Proceedings

Class Action Lawsuit

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

As previously reported, on March 21, 2011, we and the other named defendants entered into a stipulation of settlement with the plaintiffs with respect to the class action, pursuant to which we are to cause $3 million to be paid into a settlement fund. The monetary amount of this settlement is covered by insurance.

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

Derivative Action Lawsuit

As previously disclosed, on November 1, 2010, a shareholder derivative action was filed on behalf of the Company in the Circuit Court of Cook County, Illinois by Paul Wes Bockley, an alleged shareholder of the Company. The complaint asserts claims against certain individual officers and directors of the Company, and against the Company as a nominal defendant, for breach of fiduciary duty, corporate waste and unjust enrichment based, inter alia, on alleged material misstatements and omissions in the registration statement relating to the Company’s IPO. The alleged misstatements and omissions are essentially the same as those asserted in class action litigation, discussed above.

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

On April 1, 2011, the Company received preliminary approval of the derivative action settlement. The derivative action settlement remains subject to final approval by the Court. A final approval hearing is scheduled for June 6, 2011.

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

Illinois Attorney General’s Investigation

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

The Company submitted its response to the CID on January 7, 2011. On February 15, 2011, the Assistant Attorney General issued a Supplemental CID, which contained a written complaint from an individual in the program. The Supplemental CID sought additional information concerning the administration of the program and many of the questions appear to be tailored to respond to specific complaints received by the Illinois Attorney General’s office. The Company submitted its response to the Supplemental CID on April 15, 2011. In March and April of 2011, the Company received requests for information related to specific individuals and it has responded to the first of such requests. The Company is cooperating with the investigation and is in the process of preparing responses to the remaining requests for information related to specific individuals. Given the preliminary stage of this investigation and the uncertainty regarding its direction, we are unable at this time to offer an assessment as to whether the investigation will have any impact on the Company’s financial position or operations.

Other

The Company is a party to other legal and/or administrative proceedings arising in the ordinary course of its business. It is the opinion of management that the outcome of such proceedings will not have a material effect on the Company’s financial position and results of operations.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factors discussed under the caption “Risk Factors” set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended

December 31, 2010. All references in the Risk Factors in our Annual Report on Form 10-K to the Health Reform Act should be read to mean both the Patient Protection and Affordable Care Act signed into law on March 23, 2010 and the Health Care Education Reconciliation Act of 2010 signed into law on March 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On March 30, 2011, the Company issued 2,000 restricted shares of its common stock having an aggregate value of $10,000 based on the closing price of the Company’s common stock on The Nasdaq Global Market on the date of the grant (the “Restricted Stock”) to each of Mark L. First, Simon A. Bachleda, Steven I. Geringer and Wayne B. Lowell in consideration for their service on the board of directors. The Restricted Stock issued to Messrs. First, Bachleda and Geringer will all vest on October 27, 2011 subject to the terms and conditions provided in the Company’s 2009 Stock Incentive Plan. The Restricted Stock issued to Mr. Lowell will vest on January 4, 2012, subject to the terms and conditions provided in the Company’s 2009 Stock Incentive Plan. The issuance of the Restricted Stock was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

Item 5.	Other Information

None

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company dated as of November 2, 2009 (filed on November 20, 2009 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

3.2	Amended and Restated Bylaws of the Company (filed on September 21, 2009 as Exhibit 3.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

4.1	Form of Common Stock Certificate (filed on October 2, 2009 as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

10.1	Employment Agreement, effective January 19, 2011, by and between Addus HealthCare, Inc. and Daniel Schwartz (filed on January 5, 2011 as Exhibit 99.1 to the Company’s Current Report on Form 8-K and incorporated by reference herein)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADDUS HOMECARE CORPORATION

Date: May 5, 2011	By:	/S/ MARK S. HEANEY
Mark S. Heaney President and Chief Executive Officer (As Principal Executive Officer)

Date: May 5, 2011	By:	/S/ DENNIS B. MEULEMANS
Dennis B. Meulemans Chief Financial Officer (As Principal Financial Officer)

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of the Company dated as of November 2, 2009 (filed on November 20, 2009 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

3.2	Amended and Restated Bylaws of the Company (filed on September 21, 2009 as Exhibit 3.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

4.1	Form of Common Stock Certificate (filed on October 2, 2009 as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

10.1	Employment Agreement, effective January 19, 2011, by and between Addus HealthCare, Inc. and Daniel Schwartz (filed on January 5, 2011 as Exhibit 99.1 to the Company’s Current Report on Form 8-K and incorporated by reference herein)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith
**	Furnished herewith