Form 10-Q
period 2011-06-30
Addus HomeCare Corp
filed 2011-08-04
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Common Stock $0.001 par value

Shares outstanding at July 29, 2011: 10,773,886

ADDUS HOMECARE CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2011 and December 31, 2010

(amounts and shares in thousands, except per share data)

(Unaudited)

	2011	2010
Assets

Current assets
Cash	$24,105	$816
Accounts receivable, net of allowances of $6,251 and $6,723 as of June 30, 2011 and December 31, 2010, respectively	51,285	70,954
Prepaid expenses and other current assets	9,090	7,704
Deferred tax assets	6,338	6,324

Total current assets	90,818	85,798

Property and equipment, net of accumulated depreciation and amortization	2,576	2,923

Other assets
Goodwill	63,851	63,930
Intangibles, net of accumulated amortization	12,193	13,570
Other assets	612	703

Total other assets	76,656	78,203

Total assets	$170,050	$166,924

Liabilities and stockholders’ equity

Current liabilities
Accounts payable	$5,246	$3,304
Accrued expenses	31,465	26,529
Current maturities of long-term debt	6,000	5,158
Deferred revenue	2,328	2,141

Total current liabilities	45,039	37,132

Long-term debt, less current maturities	34,027	40,027
Deferred tax liabilities	562	562
Other long-term liabilities	—	1,112

Total liabilities	79,628	78,833

Commitments, contingencies and other matters

Stockholders’ equity
Preferred stock—$.001 par value; 10,000 authorized and 0 shares issued and outstanding	—	—
Common stock—$.001 par value; 40,000 authorized; 10,774 and 10,751 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	11	11
Additional paid-in capital	82,251	82,106
Retained earnings	8,160	5,974

Total stockholders’ equity	90,422	88,091

Total liabilities and stockholders’ equity	$170,050	$166,924

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months Ended June 30, 2011 and 2010

(amounts and shares in thousands, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Net service revenues	$68,252	$67,165	$135,094	$131,770
Cost of service revenues	48,142	47,429	95,930	93,214

Gross profit	20,110	19,736	39,164	38,556

General and administrative expenses	16,493	15,513	32,612	30,695
Depreciation and amortization	927	951	1,856	1,897

Total operating expenses	17,420	16,464	34,468	32,592

Operating income	2,690	3,272	4,696	5,964
Interest expense, net	668	750	1,381	1,468

Income before income taxes	2,022	2,522	3,315	4,496
Income tax expense	689	868	1,129	1,484

Net income	$1,333	$1,654	$2,186	$3,012

Income per common share:
Basic	$0.12	$0.16	$0.20	$0.29

Diluted	$0.12	$0.16	$0.20	$0.29

Weighted average number of common shares and potential common shares outstanding:
Basic	10,746	10,500	10,746	10,500

Diluted	10,770	10,500	10,762	10,500

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2011

(amounts and shares in thousands)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2010	10,751	$11	$82,106	$5,974	$88,091

Issuance of shares of common stock under restricted stock award agreements	23	—	—	—	—
Stock-based compensation	—	—	145	—	145
Net income	—	—	—	2,186	2,186

Balance at June 30, 2011	10,774	$11	$82,251	$8,160	$90,422

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2011 and 2010

(amounts in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net income	$2,186	$3,012
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,856	1,897
Change in fair value of financial instrument	—	(191)
Stock-based compensation	145	128
Amortization of debt issuance costs	110	74
Provision for doubtful accounts	2,110	1,950
Changes in operating assets and liabilities:
Accounts receivable	17,559	(8,106)
Prepaid expenses and other current assets	2,722	(1,946)
Accounts payable	(93)	1,648
Accrued expenses	2,316	2,107
Deferred revenue	187	222

Net cash provided by operating activities	29,098	795

Cash flows from investing activities
Acquisitions of businesses, net of cash received	(500)	(349)
Purchases of property and equipment	(132)	(346)

Net cash used in investing activities	(632)	(695)

Cash flows from financing activities
Payments on term loan	(1,042)	—
Net (payments) borrowings on credit facility	(2,750)	750
Payments on subordinated dividend notes	(1,000)	(500)
Net (payments) borrowings on other notes	(366)	67
Debt issuance costs	(19)	—

Net cash (used in) provided by financing activities	(5,177)	317

Net change in cash	23,289	417
Cash, at beginning of period	816	518

Cash, at end of period	$24,105	$935

Supplemental disclosures of cash flow information
Cash paid for interest	$1,291	$1,542
Cash paid for income taxes	1,139	933

Supplemental disclosures of non-cash investing and financing activities
Contingent and deferred consideration accrued for acquisitions	$—	$97
Tax benefit related to the amortization of tax goodwill in excess of book basis	79	206

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, the unaudited financial statements reflect all adjustments (all of which are of a normal and recurring nature), which are necessary to present fairly the financial position at June 30, 2011 and December 31, 2010, the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2011 and 2010, the condensed consolidated statements of stockholders’ equity for the six months ended June 30, 2011, and the condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010. The results for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011. All references to June 30, 2011 or to the three and six months ended June 30, 2011 and 2010 in the notes to the condensed consolidated financial statements are unaudited.

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

Goodwill

          The Company’s carrying value of goodwill is the residual of the purchase price over the fair value of the net assets acquired from various acquisitions including the acquisition of Addus HealthCare, Inc. (“Addus HealthCare”). In accordance with Accounting Standards Codification TM (“ASC”) Topic 350, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are not amortized. The Company tests goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. Goodwill is required to be tested for impairment at least annually using a two-step method. The first step in the evaluation of goodwill impairment involves comparing the current fair value of each reporting unit to the recorded value, including goodwill. The Company uses the combination of a discounted cash flow model (“DCF model”) and the market multiple analysis method to determine the current fair value of each reporting unit. The DCF model was prepared using revenue and expense projections based on the Company’s current operating plan. As such, a number of significant assumptions and estimates are involved in the application of the DCF model to forecast revenue growth, price changes, gross profits, operating expenses and operating cash flows. The cash flows were discounted using a weighted average cost of capital ranging from 13.5% to 15.5%, which was management’s best estimate based on the capital structure of the Company and external industry data. As part of the second step of this evaluation, if the carrying value of goodwill exceeds it’s implied fair value an impairment loss would be recognized.

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

The Company’s total stockholders’ equity was $90,422 as of June 30, 2011 and the Company’s market capitalization was approximately $58,502 based on 10,774 shares of common stock outstanding as of June 30, 2011. While the market capitalization of approximately $58,502 is below the Company’s stockholders’ equity, the market capitalization metric is only one indicator of fair value. In the Company’s opinion, the market capitalization approach, by itself, is not a reliable indicator of the value for the Company.

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

Long-Lived Assets

The Company reviews its long-lived assets and amortizable intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine if impairment exists, the Company compares the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset, generally determined by discounting the estimated future cash flows.

The Company also has indefinite-lived assets that are not subject to amortization expense such as certificates of need and licenses to conduct specific operations within geographic markets. The Company has concluded that certificates of need and licenses have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and the Company intends to renew and operate the certificates of need and licenses indefinitely. The certificates of need and licenses are tested annually for impairment using the cost approach. Under this method assumptions are made about the cost to replace the certificates of need. No impairment charges were recorded in the three and six months ended June 30, 2011 and 2010.

Debt Issuance Costs

The Company amortizes debt issuance costs on a straight-line method over the term of the related debt.

Workers’ Compensation Program

The Company’s workers’ compensation program has a $350 deductible component. The Company recognizes its obligations associated with this program in the period the claim is incurred. The cost of both the claims reported and claims incurred but not reported, up to the deductible, have been accrued based on historical claims experience, industry statistics and an actuarial analysis performed by an independent third party. The future claims payments related to the workers’ compensation program are secured by letters of credit. In August 2010, the FASB issued Accounting Standards Update No 2010-24, Health Care Entities (Topic 954), “Presentation of Insurance Claims and Related Insurance Recoveries” (“ASU 2010-24”), which clarifies that companies should not net insurance recoveries against a related claim liability. Additionally, the amount of the claim liability should be determined without consideration of insurance recoveries. As of June 30, 2011, the Company recorded $2,073 in workers’ compensation insurance recovery receivables and a corresponding increase in its workers’ compensation liability as of June 30, 2011. The Company will record this new presentation of its workers’ compensation insurance recovery receivable and corresponding obligation on a prospective basis. The workers’ compensation insurance recovery receivable is included in the Company’s prepaid expenses and other current assets on the balance sheet.

Interest Expense, net

The Company’s net interest expense consists of interest costs on its credit facility and other debt instruments and is recorded net of any interest income recorded by the Company. Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, interest expense, net. The Company did not record any prompt payment interest income in the three and six months ended June 30, 2011 and 2010.

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

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts and shares in thousands)

(Unaudited)

Net Income Per Common Share

Net income per common share, calculated on the treasury stock method, is based on the weighted average number of shares outstanding during the period. The Company’s outstanding securities that may potentially dilute the common stock are stock options and restricted stock awards. Included in the Company’s calculation for the three and six months ended June 30, 2011 were 762 stock options of which 571 stock options and 597 stock options were out-of-the money for the three and six months ended June 30, 2011, respectively, and therefore anti-dilutive. Excluded from the Company’s diluted weighted average common shares outstanding calculation for the three and six months ended June 30, 2010 were 607 options which were out-of-the-money and therefore anti-dilutive.

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

The Company’s acquisition of Advantage has been accounted for in accordance with ASC Topic 805, “Business Combinations” and the resultant goodwill and other intangible assets will be accounted for under ASC Topic 350 “Goodwill and Other Intangible Assets”. Assets acquired and liabilities assumed were recorded at their fair values. The total purchase price was $7,980, comprised of:

Total
Cash	$5,140
Issuance of 248 shares of common stock at $5.00 per share (valued at a price per share equal to the average closing price of the Company’s stock for the three most recent trading days preceding the closing, subject to a floor of $5.00 per share)	1,240
Contingent earn-out obligation (net of $92 discount)	1,600

Total purchase price	$7,980

The contingent earn-out obligation has been recorded at its fair value of $1,600, which is the present value of the Company’s obligation based on probability-weighted estimates of the achievement of certain performance targets, as defined in the Purchase Agreement. In April 2011, the Company paid the first earn-out payment of $500 to the sellers of Advantage. The second earn-out payment obligation is recorded at $1,134 as of June 30, 2011 and will be payable, if required, during the second quarter of 2012. The Company reclassified the second earn-out payment obligation from other long-term liabilities to accrued expenses as of June 30, 2011.

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

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts and shares in thousands)

(Unaudited)

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired. Goodwill amounts are not amortized, but rather are tested for impairment at least annually. In the event that the Company determines that the value of goodwill has become impaired, we will incur an impairment charge for the amount during the fiscal quarter in which such determination is made.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts and shares in thousands)

(Unaudited)

Identifiable intangible assets acquired consist of trade names and trademarks, certificates of need and state licenses, customer relationships, and non-compete agreements. The estimated fair value of identifiable intangible assets was determined by the Company’s management.

The following table contains unaudited pro forma consolidated income statement information assuming the Advantage acquisition closed on January 1, 2010.

	Three Months Ended June 30,	Six Months Ended June 30,
	2010	2010
Net service revenues	$70,450	$138,298
Operating income	3,442	6,369
Net income	$1,724	$3,191

Basic earnings per share	$0.16	$0.30
Diluted earnings per share	$0.16	$0.30

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

4. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consisted of the following:

	June 30, 2011	December 31, 2010
Prepaid health insurance	$3,013	$5,337
Prepaid workers’ compensation and liability insurance	2,404	1,386
Prepaid rent	201	198
Workers’ compensation insurance receivable	2,073	—
Other	1,399	783

	$9,090	$7,704

In August 2010, the FASB issued Accounting Standards Update No 2010-24, Health Care Entities (Topic 954), “Presentation of Insurance Claims and Related Insurance Recoveries” (“ASU 2010-24”), which clarifies that companies should not net insurance recoveries against a related claim liability. Additionally, the amount of the claim liability should be determined without consideration of insurance recoveries. As of June 30, 2011, the Company recorded $2,073 in workers’ compensation insurance recovery receivables and a corresponding increase in its workers’ compensation liability as of June 30, 2011. The Company will record this new presentation of its workers’ compensation insurance recovery receivable and corresponding obligation on a prospective basis. The workers’ compensation insurance recovery receivable is included in the Company’s prepaid expenses and other current assets on the balance sheet as of June 30, 2011.

Accrued expenses consisted of the following:

	June 30, 2011	December 31, 2010
Accrued payroll	$11,571	$10,453
Accrued workers’ compensation insurance	10,693	8,218
Accrued payroll taxes	2,217	1,579
Accrued health insurance	4,222	3,858
Accrued interest	129	144
Current portion of contingent earn-out obligation	1,134	502
Other	1,499	1,775

	$31,465	$26,529

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts and shares in thousands)

(Unaudited)

5. Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2011	December 31, 2010
Revolving credit loan	$30,500	$33,250
Term loan	3,958	5,000
Subordinated dividend notes bearing interest at 10.0%	5,569	6,569
Insurance note payable, due May 2011 and bearing interest at 2.9%	—	366

Total	40,027	45,185
Less current maturities	(6,000)	(5,158)

Long-term debt	$34,027	$40,027

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

On July 26, 2010, the Company entered into the Second Amendment to its credit facility. The Second Amendment provided for a new term loan component of the credit facility in the aggregate principal amount of $5,000 with a maturity date of January 5, 2013. The requisite lenders also consented to the acquisition, effective July 25, 2010, of certain assets of Advantage by the Company, pursuant to the Purchase Agreement. The term loan will be repaid in 24 equal monthly installments, which commenced February 2011. Interest on the term loan under the credit facility is payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 4.6% or the LIBOR rate for term periods of one, two, three or six months plus a margin of 4.6%. Interest will be paid monthly or at the end of the relevant interest period. The credit facility contains customary affirmative, negative, and financial covenants with which the Company was in compliance at June 30, 2011.

On May 24, 2011, the Company entered into a Joinder, Consent and Amendment No. 3 to the credit facility to include Addus HealthCare (Delaware) Inc., a newly-formed, wholly-owned subsidiary of Addus HealthCare, as an additional borrower under the credit facility.

On July 26, 2011, the Company entered into a fourth amendment (the “Fourth Amendment”) to its credit facility. The Fourth Amendment modified the Company’s maximum senior leverage ratio from 3.00 to 1.00 to 3.25 to 1.00 for each twelve month period ending on the last of day of each fiscal quarter beginning with the twelve month period ended June 30, 2011 and (iii) increased the advance multiple used to determine the amount of the borrowing base from 3.0 to 1.0 to 3.25 to 1.0. The Fourth Amendment resulted in an increase in the Company’s available borrowings under the credit facility.

The availability of funds under the revolving credit portion of the credit facility, as amended, is based on the lesser of (i) the product of adjusted EBITDA, as defined in the credit facility agreement, for the most recent 12-month period for which financial statements have been delivered under the credit facility agreement multiplied by the specified advance multiple, up to 3.25, less the outstanding senior indebtedness and letters of credit, and (ii) $55,000 less the outstanding revolving loans and letters of credit. Interest on the amounts outstanding under the revolving credit portion of the credit facility is payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 4.6% or the LIBOR rate for term periods of one, two, three or six months plus a margin of 4.6%. Interest will be paid monthly or at the end of the relevant interest period, as determined in accordance with the credit facility agreement. The borrowers will pay a fee equal to 0.5% per annum of the unused portion of the revolving portion of the credit facility. Issued stand-by letters of credit will be charged at a rate of 2.0% per annum payable monthly. On June 30, 2011 the interest rate on the revolving credit loan facility was 4.8% (30 day LIBOR rate was 0.2%) and total availability based on the Fourth Amendment was $14,143. Subsequent to June 30, 2011, the Company made a payment of approximately $25.5 million on its revolving credit loan resulting from a significant payment received from the State of Illinois at the end of June 2011.

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

The following is a summary of segment information for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net service revenue
Home & Community	$55,009	$54,144	$109,152	$106,845
Home Health	13,243	13,021	25,942	24,925

	$68,252	$67,165	$135,094	$131,770

Operating income
Home & Community	$6,020	$5,492	$11,345	$10,983
Home Health	840	1,688	1,538	2,694
General corporate expenses & corporate depreciation	(4,170)	(3,908)	(8,187)	(7,713)

	$2,690	$3,272	$4,696	$5,964

Depreciation and amortization
Home & Community	$609	$621	$1,219	$1,235
Home Health	129	158	257	321
Corporate	189	172	380	341

	$927	$951	$1,856	$1,897

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts and shares in thousands)

(Unaudited)

7. Commitments and Contingencies

Legal Proceedings

Class Action Lawsuit

As previously disclosed, on March 26, 2010, a class action lawsuit was filed in the United States District Court for the Northern District of Illinois on behalf of a class consisting of all persons or entities who purchased or otherwise acquired the Company’s common stock between October 27, 2009 and March 18, 2010, in connection with the Company’s IPO. The complaint, which was amended on August 10, 2010, asserted claims against the Company and individual officers and directors pursuant to Sections 11 and 15 of the Securities Act of 1933 and alleged, inter alia, that the Company’s registration statement was materially false and/or omitted the following: (1) that the Company’s accounts receivable included at least $1,500 in aging receivables that should have been reserved for; and (2) that the Company’s home health segment’s revenues were falling short of internal forecasts due to a slowdown in admissions from the Company’s integrated services program due to the State of Illinois’ effort to develop new procedures for integrating care. A motion to dismiss the complaint was filed on behalf of the defendants on September 20, 2010. We and the other defendants have denied and continue to deny all charges of wrongdoing or liability arising out of any conduct, statements, acts or omissions alleged in the complaint. In addition, on April 16, 2010, Robert W. Baird & Company, on behalf of the underwriters of the IPO, notified the Company that the underwriters were seeking indemnification in respect of the above-referenced action pursuant to the underwriting agreement entered into in connection with the IPO.

As previously reported, on March 21, 2011, we and the other named defendants entered into a stipulation of settlement with the plaintiffs with respect to the class action, pursuant to which we caused $3,000 to be paid into a settlement fund. The monetary amount of this settlement is covered by insurance.

On July 21, 2011, the United States District Court for the Northern District of Illinois approved the settlement and dismissed the class action with prejudice.

The effectiveness of the settlement is conditioned on the judgment of dismissal entered by the court becoming final (which will occur if no appeal is filed by August 25, 2011). There can be no assurance the settlement will become effective.

Derivative Action Lawsuit

As previously disclosed, on November 1, 2010, a shareholder derivative action was filed on behalf of the Company in the Circuit Court of Cook County, Illinois by Paul Wes Bockley, an alleged shareholder of the Company. The complaint asserted claims against certain individual officers and directors of the Company, and against the Company as a nominal defendant, for breach of fiduciary duty, corporate waste and unjust enrichment based, inter alia, on alleged material misstatements and omissions in the registration statement relating to the Company’s IPO. The alleged misstatements and omissions were essentially the same as those asserted in the class action litigation, discussed above.

As previously reported, on March 21, 2011, we and the other defendants entered into a stipulation of settlement with the plaintiff with respect to the shareholder derivative action, pursuant to which we have caused the plaintiff’s counsel’s fees and expenses in an amount up to and including $200 to be paid. In addition, we have agreed to adopt certain corporate governance measures. The monetary amount of this settlement is covered by insurance.

On June 6, 2011, the Company received approval of the derivative action settlement and the derivative action was dismissed with prejudice. The effectiveness of the settlement is conditioned upon the judgment of dismissal entered in the class action described above becoming final. There can be no assurance that the settlement will become effective.

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

The Company submitted its response to the CID on January 7, 2011. On February 15, 2011, the Assistant Attorney General issued a Supplemental CID, which contained a written complaint from an individual in the program. The Supplemental CID sought additional information concerning the administration of the program and many of the questions appear to be tailored to respond to specific complaints received by the Illinois Attorney General’s office. The Company submitted its response to the Supplemental CID on April 15, 2011. In March and April of 2011, the Company received requests for information related to specific individuals and it has responded to the first of such requests. The Company is cooperating with the investigation and submitted responses to the requests for information related to specific individuals. Given the preliminary stage of this investigation and the uncertainty regarding its direction, we are unable at this time to offer an assessment as to whether the investigation will have any impact on the Company’s financial position or operations.

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

8. Significant Payors

A substantial portion of the Company’s net service revenues and accounts receivables are derived from services performed for federal, state and local governmental agencies. Medicare and one state governmental agency accounted for 12.9% and 42.2% of the Company’s net service revenues for the three months ended June 30, 2011, respectively, and 12.7% and 36.8% of the Company’s net service revenues for the three months ended June 30, 2010, respectively. Medicare and one state governmental agency accounted for 12.7% and 41.8% of the Company’s net service revenues for the six months ended June 30, 2011, respectively, and 12.1% and 36.5% of the Company’s net service revenues for the six months ended June 30, 2010, respectively.

The related receivables due from Medicare and the state agency represented 13.4% and 39.8%, respectively, of the Company’s accounts receivable at June 30, 2011, and 9% and 58%, respectively, of the Company’s accounts receivable at December 31, 2010.

9. Subsequent Events

On July 26, 2011, the Company entered into the Fourth Amendment. The Fourth Amendment (i) modified the Company’s maximum senior leverage ratio from 3.00 to 1.00 to 3.25 to 1.00 for each twelve month period ending on the last of day of each fiscal quarter beginning with the twelve month period ended June 30, 2011 and (ii) increased the advance multiple used to determine the amount of the borrowing base from 3.0 to 1.0 to 3.25 to 1.0. The Fourth Amendment resulted in an increase in the Company’s available borrowings under the credit facility.

Subsequent to June 30, 2011, the Company made a payment of approximately $25.5 million on its revolving credit loan resulting from a significant payment received from the State of Illinois at the end of June 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our unaudited condensed consolidated financial statements and the related notes. This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate.

Overview

We are a comprehensive provider of a broad range of social and medical services in the home. Our services include personal care and assistance with activities of daily living, skilled nursing and rehabilitative therapies, and adult day care. Our consumers are individuals with special needs who are at risk of hospitalization or institutionalization, such as the elderly, chronically ill and disabled. Our payor clients include federal, state and local governmental agencies, commercial insurers, and private individuals. We provide our services through over 125 locations across 19 states to over 27,000 consumers.

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

On July 12, 2011, CMS published proposed regulations regarding the face-to-face requirement for Medicaid. CMS adopted the same requirements imposed for Medicare. The physician or non-physician practitioner must have a face-to-face encounter with the patient within 90 days of the home health start date as a condition for payment. If there is no face-to-face encounter within the 90 day period or if the encounter did not relate to the reason for home health, a face-to-face encounter must occur within 30 days after the home health start date. Documentation of the face-to-face encounter (including the date) must be entered on the written order for home health services or on a clearly marked addendum to the order. The documentation must describe how the patient’s health status at the time of the face-to-face encounter related to the primary reason the patient needs home health services. In the same publication, CMS clarified that Medicaid home health cannot be limited to services and proposed to modify its policy and remove the requirement that Medicaid beneficiaries must be home-bound to receive Medicaid home health benefits. CMS clarified that Medicaid home health services may not be limited to individuals that are homebound. In addition, CMS proposes to amend regulations to provide that home health services may be provided in any non-institutional setting in which normal life activities take place; they do not have to be performed in the individual’s home.

Also on July 12, 2011, CMS published its proposed Medicare Home Health Prospective Payment System Update for Calendar Year 2012 (the “2012 Proposed Home Health Rule”). CMS proposes four payment changes. First, CMS proposes to reduce the home health base episode payment to account for its perceived nominal case-mix growth from the inception of the home health PPS through 2009 by implementing a 5.06% payment reduction to the national standardized 60-day episode rates. Second, CMS proposes removing two codes for hypertension from the home health PPS case-mix model’s hypertension group. Third, CMS proposes to revise payment weights to provide what it believes will be more accurate case-mix payments. CMS proposes to lower the relative weights for home health episodes with a high number of therapy visits and increase the weights for episodes with little or no therapy. The effect will be to lower payments for home health episodes with high numbers of therapy visits and increase payments to episodes with little or no therapy. Fourth, CMS proposes to increase payments for episodes of care with three to five therapy visits so that these episodes would have higher payment to cost ratios and reduce payments for episodes with 20 or just higher than 20 therapy visits so that episodes with around 20 therapy visits would have more reasonable payment to cost ratio. Under the proposed changes in payment weights, episodes with three to five therapy visits would have a higher payment to cost ratio and would receive higher payments and episodes of 20 or just over 20 visits would have lower cost ratios. All changes are expected to be made in a budget neutral way. The proposed effective home health market basket update is 1.5% (2.5% less a required reduction of 1%). Home health agencies that do not meet quality data reporting requirements will be subject to a 2% reduction in the home health market basket increase, which would yield a negative market basket update of -5%.

CMS also made two clarifications in the 2012 Proposed Home Health Rule. Regarding the face-to-face requirement, beginning January 1, 2012, for beneficiaries who receive home health services directly following discharge from a hospital or post acute care facility, if the physician who will certify the beneficiary’s need for home health services is not the physician who attended the beneficiary during the hospital or post acute care stay the physician who provided care to the beneficiary at the hospital or post acute care facility may provide information to the certifying physician for purposes of the face-to-face encounter and that may form the basis for certification. CMS also proposes to clarify the definition of “confined to the home” (homebound status) for purposes of qualification for home health services.

On August 2, 2011 the President signed into law the Budget Control Act of 2011, which raised the debt ceiling and put into effect a series of actions for deficit reduction. The Budget Control Act creates a Congressional Joint Select Committee on Deficit Reduction that is tasked with proposing additional deficit reduction of at least $1.5 trillion. Payments for Medicare and Medicaid are not specifically exempted from those reductions. If the committee is unable to achieve savings of at least $1.5 trillion over 10 years that will trigger automatic across the board reductions in spending of $1.2 trillion. Medicare is subject to these reductions but Medicare reductions are capped at 2%. The Budget Control Act also requires Congress to vote on an amendment to the Constitution that would require a balanced budget.

As mandated by the Health Reform Act, on April 7, 2011 CMS published proposed regulations for the Medicare Shared Savings Program, which will be in place no later than January 1, 2012. The Medicare Shared Savings Program is designed to give financial incentives to healthcare providers and suppliers that meet criteria established by the US Department of Health and Human Services (“HHS”) that work together to manage and coordinate care through Accountable Care Organizations (“ACOs”) for fee-for-service Medicare beneficiaries assigned to the ACO by CMS to increase quality of care and reduce costs. Participating providers and suppliers would share in the savings generated and, to a certain extent, bear the risk of losses. CMS requested comments on a number of issues including the range of providers and suppliers that could participate in an ACO. The reaction to the proposed regulations has been generally negative especially with regard to start up costs, retroactive assignment of beneficiaries, antitrust issues, the proposed quality measures (both the number and complexity), and the lack of a model that only includes shared savings. It is not known when final regulations will be published. Although provider and supplier participation in an ACO is voluntary, participation by our competitors in some markets may force us to participate as well. Even where we do not participate we will need to be mindful of quality measure criteria and if we are unable to meet those criteria we could be at risk for losing Medicare referrals. In addition, other savings programs similar to ACOs may be adopted by government and commercial payors to control costs and reduce hospital readmissions in which we could be financially at risk.

On July 15, 2011, HHS published two sets of proposed regulations relating to health insurance exchanges established under the Health Reform Act providing guidance and options to states on how to structure their exchanges. At this point it is uncertain what services will be mandated for coverage by exchanges or at what level services will be paid or what impact the exchanges will have on other payors.

Segments

We operate our business through two segments, home & community services and home health services. We have organized our internal management reports to align with these segment designations. As such, we have identified two reportable segments, home & community and home health, applying the criteria in ASC 280, “Disclosure about Segments of an Enterprise and Related Information”. The following table presents our locations by segment, setting forth acquisitions, start-ups and closures for the period January 1, 2010 to June 30, 2011:

	Home & Community	Home Health	Total
Total at December 31, 2009	92	30	122
Acquired	8	3	11
Start-up	3	—	3
Closed/Merged	(7)	—	(7)

Total at December 31, 2010	96	33	129
Closed/Merged	(2)	(2)	(4)

Total at June 30, 2011	94	31	125

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

For the three and six months ended June 30, 2011 and 2010, our payor revenue mix by segment was as follows:

	Home & Community
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
State, local and other governmental programs	94.5%	94.0%	94.5%	94.3%
Commercial	0.9	0.9	0.8	0.8
Private duty	4.6	5.1	4.7	4.9

	100.0%	100.0%	100.0%	100.0%

	Home Health
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Medicare	66.3%	65.7%	65.9%	64.0%
State, local and other governmental programs	18.2	18.9	18.4	20.0
Commercial	9.9	9.2	10.0	9.6
Private duty	5.6	6.2	5.7	6.4

	100.0%	100.0%	100.0%	100.0%

We also measure the performance of each segment using a number of different metrics. For our home & community segment, we consider billable hours, billable hours per business day, revenues per billable hour and the number of consumers, or census. For our home health segment, we consider Medicare census, non-Medicare census, Medicare admissions and Medicare revenues per episode completed.

We derive a significant amount of our net service revenues from our operations in Illinois and California, which represented 55.3% and 10.5%; and 51.9% and 13.6%, of our total net service revenues for the three months ended June 30, 2011 and 2010, respectively. Net service revenues from our operations in Illinois and California represented 54.9% and 10.6%; and 51.4% and 13.8%, of our total net service revenues for the six months ended June 30, 2011 and 2010, respectively.

A significant amount of our net service revenues are derived from two specific payor clients. The Illinois Department on Aging, in the home & community segment, and Medicare, in the home health segment, which accounted for 42.2% and 12.9%; and 36.8% and 12.7% of our total net service revenues for the three months ended June 30, 2011 and 2010, respectively. The Illinois Department on Aging and Medicare accounted for 41.8% and 12.7%; and 36.5% and 12.1% of our total net service revenues for the six months ended June 30, 2011 and 2010, respectively.

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

Interest Expense, net

Our net interest expense consists of interest costs on our credit facility and other debt instruments and is recorded net of any interest income recorded by us. Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, interest expense, net. We did not record any prompt payment interest income for the three and six months ended June 30, 2011 and 2010.

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. The differences from the federal statutory rate of 34% are principally due to state taxes and the use of federal employment tax credits.

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The following table sets forth, for the periods indicated, our unaudited consolidated results of operations.

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)
Net service revenues:
Home & Community	$55,009	80.6%	$54,144	80.6%	$865	1.6%
Home Health	13,243	19.4	13,021	19.4	222	1.7

Total	68,252	100.0	67,165	100.0	1,087	1.6
Operating income before corporate expenses:
Home & Community	6,020	10.9	5,492	10.1	528	9.6
Home Health	840	6.3	1,688	13.0	(848)	(50.2)

Total	6,860	10.1	7,180	10.7	(320)	(4.5)
Corporate general and administrative expenses	3,981	5.8	3,736	5.6	245	6.6
Corporate depreciation and amortization	189	0.3	172	0.3	17	9.9

Total operating income	2,690	4.0	3,272	4.9	(582)	(17.8)
Interest expense, net	668	1.0	750	1.1	(82)	(10.9)

Income from operations before taxes	2,022	3.0	2,522	3.8	(500)	(19.8)
Income tax expense	689	1.0	868	1.3	(179)	(20.6)

Net income	$1,333	2.0%	$1,654	2.5%	$(321)	(19.4)%

Our net service revenues increased by $1.1 million, or 1.6%, to $68.3 million for the three months ended June 30, 2011 compared to $67.2 million for the three months ended June 30, 2010. This increase represents 1.6% growth in home & community net service revenues and 1.7% growth in home health net service revenues. Home & community revenue growth was primarily driven by revenues attributable to the acquisition of Advantage on July 26, 2010 partially offset by a reduction in services revenues from the loss of certain programs during the second half of 2010. Our home health growth in revenue for the three months ended June 30, 2011 was due to the revenue contribution from the acquisition of Advantage partially offset by a decrease in Medicare revenue due to a 2011 Medicare reduction in payment base rates, a decrease in Medicare admissions, and due to a decline in non-Medicare service revenues.

Total operating income, expressed as a percentage of net service revenues, for the three months ended June 30, 2011 and 2010, was 4.0% and 4.9%, respectively. Corporate general and administrative expenses increased by 0.2% to 5.8% of net service revenues for the three months ended June 30, 2011. The decrease of $0.6 million in operating income for the three months ended June 30, 2011 was primarily due to an increase in general and administrative expenses in our home health division relating to an increase in administrative wages, an increase in consulting costs related to interim home health management services provided until the search for a permanent vice president position was completed, and an increase in data processing costs. In addition, the decrease was due to an increase in corporate wage related costs as a result of an increase in our corporate infrastructure and an increase in other corporate administrative expenses.

Home & Community Segment

The following table sets forth, for the periods indicated, a summary of our home & community segment’s unaudited results of operations through operating income, before corporate expenses:

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)

Net service revenues	$55,009	100.0%	$54,144	100.0%	$865	1.6%

Cost of service revenues	41,076	74.7	40,450	74.7	626	1.5

Gross profit	13,933	25.3	13,694	25.3	239	1.7

General and administrative expenses	7,304	13.3	7,581	14.0	(277)	(3.7)

Depreciation and amortization	609	1.1	621	1.1	(12)	(1.9)

Operating income	$6,020	10.9%	$5,492	10.1%	$528	9.6%

Segment Data:

Billable hours (in thousands)	3,229		3,252		(23)	(0.7)%

Billable hours per business day	50,456		50,819		(363)	(0.7)%

Revenues per billable hour	$17.03		$16.65		$0.38	2.3%

Average weekly census	21,036		20,648		388	1.9%

Net service revenues from state, local and other governmental programs accounted for 94.5% and 94.0% of home & community net service revenues for the three months ended June 30, 2011 and 2010, respectively. Private duty and, to a lesser extent, commercial payors accounted for the remainder of net service revenues.

Net service revenues increased $0.9 million, or 1.6%, to $55.0 million for the three months ended June 30, 2011 compared to $54.1 million for the three months ended June 30, 2010. Net service revenue growth in the home & community segment included the Advantage acquisition, which contributed $2.4 million in service revenues for the three months ended June 30, 2011. Excluding $1.8 million in revenue from the loss of certain programs and locations closed during the second half of 2010, organic revenue increased by $0.2 million, or 0.4%, which is primarily due to a 2.6% increase in revenues per billable hour.

Gross profit, expressed as a percentage of net service revenues was 25.3% for the three months ended June 30, 2011 and 2010. Excluding the gross profit contribution attributable to Advantage, gross profit, expressed as a percentage of net service revenues, decreased by 0.2% to 25.1% for three months ended June 30, 2011 compared to 25.3% for the three months ended June 30, 2010. The decrease of 0.2% was principally due to contractual field wage increases that became effective during the third quarter of 2010 and increases in unemployment payroll taxes.

General and administrative expenses, expressed as a percentage of net service revenues, decreased 0.7% to 13.3% for the three months ended June 30, 2011, from 14.0% for the three months ended June 30, 2010. Excluding the $0.4 million of general and administrative expenses attributable to Advantage, general and administrative expenses decreased by $0.7 million, or 8.9%, to $6.9 million for the three months ended June 30, 2011 compared to $7.6 million for the three months ended June 30, 2010. The decrease was primarily due to a reduction in wage related costs and a decrease in other administrative costs due to our focus on administrative staffing requirements and on general cost controls.

Depreciation and amortization, expressed as a percentage of net service revenues was 1.1% for the three months ended June 30, 2011 and 2010. Amortization of intangibles, which are principally amortized using accelerated methods, totaled $0.6 million for the three months ended June 30, 2011 and 2010.

Home Health Segment

The following table sets forth, for the periods indicated, a summary of our home health segment’s unaudited results of operations through operating income, before corporate expenses:

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)

Net service revenues	$13,243	100.0%	$13,021	100.0%	$222	1.7%

Cost of service revenues	7,066	53.4	6,979	53.6	87	1.2

Gross profit	6,177	46.6	6,042	46.4	135	2.2

General and administrative expenses	5,208	39.3	4,196	32.2	1,012	24.1

Depreciation and amortization	129	1.0	158	1.2	(29)	(18.4)

Operating income	$840	6.3%	$1,688	13.0%	$(848)	(50.2)%

Segment Data:

Average weekly census:

Medicare	1,475		1,602		(127)	(7.9)%

Non-Medicare	1,528		1,493		35	2.3%

Medicare admissions	2,274		2,179		95	4.4%

Medicare revenues per episode completed	$2,581		$2,633		$(52)	(2.0)%

Net service revenues from Medicare accounted for 66.3% and 65.7% of home health net service revenues for the three months ended June 30, 2011 and 2010, respectively. Non-Medicare net service revenues, in order of significance, include Medicaid and other governmental programs, commercial insurers and private duty payors.

Net service revenues increased $0.2 million, or 1.7%, to $13.2 million for the three months ended June 30, 2011 compared to $13.0 million for the three months ended June 30, 2010. Revenue from the Advantage acquisition contributed $0.9 million to net service revenues for the three months ended June 30, 2011. Excluding the acquisition of Advantage, net service revenues decreased $0.7 million, or 5.5%, to $12.3 million for the three months ended June 30, 2011 compared to $13.0 million for the three months ended June 30, 2010. This decline in net service revenue is primarily attributable to the 2011 Medicare reduction in payment base rates and a decline in non-Medicare service revenues.

Gross profit, expressed as a percentage of net service revenues, increased by 0.2% to 46.6% for the three months ended June 30, 2011, from 46.4% for the three months ended June 30, 2010. Excluding the gross profit contribution attributable to Advantage, gross profit, expressed as a percentage of net service revenues, decreased by 0.2% to 46.2% for the three months ended June 30, 2011 compared to 46.4% for the three months ended June 30, 2010. The decrease in gross margin of 0.2% is primarily due to the reduction in 2011 Medicare payment base rates partially offset by an increase in our revenue mix from our higher margin Medicare business in the second quarter of 2011 and due to an increase in revenue relating to higher than normal favorable final claim adjustments.

General and administrative expenses, expressed as a percentage of net service revenues, increased 7.1% to 39.3% for the three months ended June 30, 2011, from 32.2% for the three months ending June 30, 2010. Excluding the acquisition of Advantage, general and administrative expenses, expressed as a percentage of net service revenues, increased 6.9% to 39.1% for the three months ended June 30, 2011, from 32.2% for the three months ended June 30, 2010. General and administrative expenses, when excluding $0.4 million attributable to Advantage, increased $0.6 million, or 14.7%, to $4.8 million for the three months ended June 30, 2011 compared to $4.2 million for the three months ended June 30, 2010. This increase was due to an increase in consulting costs primarily related to interim home health management services provided until the search for a permanent vice president position was completed and an increase in other administrative costs consisting primarily of data processing costs and increased travel related costs. We completed our search for the vice president of our home health division with the new leadership commencing in July 2011.

Depreciation and amortization, expressed as a percentage of net service revenues, decreased by 0.2% to 1.0% for the three months ended June 30, 2011, from 1.2% for the three months ended June 30, 2010. Amortization of intangibles, which are principally amortized using accelerated methods, totaled $0.2 million and $0.1 million for the three months ended June 30, 2011 and 2010, respectively.

Corporate General and Administrative Expense

Corporate general and administrative expenses increased $0.3 million, or 6.6%, to $4.0 million for the three months ended June 30, 2011, from $3.7 million for the three months ended June 30, 2010. These expenses, expressed as a percentage of net service revenues, were 5.8% and 5.6% for the three months ended June 30, 2011 and 2010, respectively. This increase was primarily due to an increase in wage related costs as a result of an increase in our corporate infrastructure to position us for future growth and an increase in other administrative expenses.

Interest Expense

Net interest expense was consistent at $0.7 million for the three months ended June 30, 2011 and 2010. Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, interest expense, net. We did not record any prompt payment interest income for the three months ended June 30, 2011 and 2010.

Income Tax Expense

Our effective tax rates for the three months ended June 30, 2011 and 2010 were 34.1% and 34.4%, respectively. The principal difference between the Federal and state statutory rates and our effective tax rate is the use of Federal employment opportunity tax credits. The increase in our second quarter 2011 effective tax rate is principally due to a State of Illinois tax increase that became effective at the beginning of 2011.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

The following table sets forth, for the periods indicated, our unaudited consolidated results of operations.

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)
Net service revenues:
Home & Community	$109,152	80.8%	$106,845	81.1%	$2,307	2.2%
Home Health	25,942	19.2	24,925	18.9	1,017	4.1

Total	135,094	100.0	131,770	100.0	3,324	2.5
Operating income before corporate expenses:
Home & Community	11,345	10.4	10,983	10.3	362	3.3
Home Health	1,538	5.9	2,694	10.8	(1,156)	(42.9)

Total	12,883	9.6	13,677	10.4	(794)	(5.8)
Corporate general and administrative expenses	7,807	5.8	7,372	5.6	435	5.9
Corporate depreciation and amortization	380	0.3	341	0.3	39	11.4

Total operating income	4,696	3.5	5,964	4.5	(1,268)	(21.3)
Interest expense, net	1,381	1.0	1,468	1.1	(87)	(5.9)

Income from operations before taxes	3,315	2.5	4,496	3.4	(1,181)	(26.3)
Income tax expense	1,129	0.9	1,484	1.1	(355)	(23.9)

Net income	$2,186	1.6%	$3,012	2.3%	$(826)	(27.4)%

Our net service revenues increased by $3.3 million, or 2.5%, to $135.1 million for the six months ended June 30, 2011 compared to $131.8 million for the six months ended June 30, 2010. This increase represents 2.2% growth in home & community net service revenues and 4.1% growth in home health net service revenues. Home & community revenue growth was driven by revenues attributable to the acquisition of Advantage on July 26, 2010 partially offset by a reduction in services revenues from the loss of certain programs during the second half of 2010. Our home health growth in revenue for the six months ended June 30, 2011 was primarily due to the revenue contribution from the acquisition of Advantage partially offset by the 2011 Medicare reduction in payment base rates, a decrease in Medicare admissions, and due to a decline in non-Medicare service revenues.

Total operating income, expressed as a percentage of net service revenues, for the six months ended June 30, 2011 and 2010, was 3.5% and 4.5%, respectively. Corporate general and administrative expenses increased by 0.2% to 5.8% of net service revenues for the six months ended June 30, 2011 compared to 5.6% for the six months ended June 30, 2010.

Home & Community Segment

The following table sets forth, for the periods indicated, a summary of our home & community segment’s unaudited results of operations through operating income, before corporate expenses:

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)

Net service revenues	$109,152	100.0%	$106,845	100.0%	$2,307	2.2%

Cost of service revenues	81,853	75.0	79,724	74.6	2,129	2.7

Gross profit	27,299	25.0	27,121	25.4	178	0.7

General and administrative expenses	14,735	13.5	14,903	13.9	(168)	(1.1)

Depreciation and amortization	1,219	1.1	1,235	1.2	(16)	(1.3)

Operating income	$11,345	10.4%	$10,983	10.3%	$362	3.3%

Segment Data:

Billable hours (in thousands)	6,414		6,424		(10)	(0.2)%

Billable hours per business day	50,506		50,582		(76)	(0.2)%

Revenues per billable hour	$17.02		$16.63		$0.39	2.3%

Average weekly census	20,948		20,421		527	2.6%

Net service revenues from state, local and other governmental programs accounted for 94.5% and 94.3% of home & community net service revenues for the six months ended June 30, 2011 and 2010, respectively. Private duty and, to a lesser extent, commercial payors accounted for the remainder of net service revenues.

Net service revenues increased $2.3 million, or 2.2%, to $109.2 million for the six months ended June 30, 2011 compared to $106.8 million for the six months ended June 30, 2010. Net service revenue growth in the home & community segment included the Advantage acquisition, which contributed $4.9 million in service revenues for the six months ended June 30, 2011. Excluding $3.8 million in revenue from the loss of certain programs and locations closed during the second half of 2010, organic revenue increased by $1.2 million, or 1.1%. This increase is primarily due to a 2.5% increase in revenues per billable hour.

Gross profit, expressed as a percentage of net service revenues, decreased by 0.4% to 25.0% for the six months ended June 30, 2011, from 25.4% for the six months ended June 30, 2010. Excluding the gross profit contribution attributable to Advantage, gross profit, expressed as a percentage of net service revenues, decreased by 0.6% to 24.8% for six months ended June 30, 2011 compared to 25.4% for the six months ended June 30, 2010. The decrease of 0.6% was principally due to contractual field wage increases that became effective during the third quarter of 2010 and increases in unemployment payroll taxes.

General and administrative expenses, expressed as a percentage of net service revenues, decreased 0.4% to 13.5% for the six months ended June 30, 2011, from 13.9% for the six months ended June 30, 2010. Excluding the $0.8 million of general and administrative expenses attributable to Advantage, general and administrative expenses decreased by $0.9 million, or 6.3%, to $14.0 million for the six months ended June 30, 2011 compared to $14.9 million for the six months ended June 30, 2010. The decrease was primarily due to a reduction in wage related costs due to our focus on administrative staffing requirements and cost controls.

Depreciation and amortization, expressed as a percentage of net service revenues, decreased by 0.1% to 1.1% for the six months ended June 30, 2011, from 1.2% for the six months ended June 30, 2010. Amortization of intangibles, which are principally amortized using accelerated methods, totaled $0.6 million for the six months ended June 30, 2011 and 2010.

Home Health Segment

The following table sets forth, for the periods indicated, a summary of our home health segment’s unaudited results of operations through operating income, before corporate expenses:

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)

Net service revenues	$25,942	100.0%	$24,925	100.0%	$1,017	4.1%

Cost of service revenues	14,077	54.3	13,490	54.1	587	4.4

Gross profit	11,865	45.7	11,435	45.9	430	3.8

General and administrative expenses	10,070	38.8	8,420	33.8	1,650	19.6

Depreciation and amortization	257	1.0	321	1.3	(64)	(19.9)

Operating income	$1,538	5.9%	$2,694	10.8%	$(1,156)	(42.9)%

Segment Data:

Average weekly census:

Medicare	1,470		1,533		(63)	(4.1)%

Non-Medicare	1,521		1,515		6	0.4%

Medicare admissions	4,547		4,315		232	5.4%

Medicare revenues per episode completed	$2,692		$2,598		$94	3.6%

Net service revenues from Medicare accounted for 65.9% and 64.0% of home health net service revenues for the six months ended June 30, 2011 and 2010, respectively. Non-Medicare net service revenues, in order of significance, include Medicaid and other governmental programs, commercial insurers and private duty payors.

Net service revenues increased $1.0 million, or 4.1%, to $25.9 million for the six months ended June 30, 2011 compared to $24.9 million for the six months ended June 30, 2010. Revenue from the Advantage acquisition contributed $1.9 million to net service revenues for the six months ended June 30, 2011. Excluding the acquisition of Advantage, net service revenues decreased $0.9 million, or 3.5%, to $24.0 million for the six months ended June 30, 2011 compared to $24.9 million for the six months ended June 30, 2010. This decline in net service revenue is primarily attributable to the 2011 Medicare reduction in payment base rates and a decline in non-Medicare service revenues.

Gross profit, expressed as a percentage of net service revenues, decreased by 0.2% to 45.7% for the six months ended June 30, 2011, from 45.9% for the six months ended June 30, 2010. Excluding the gross profit contribution attributable to Advantage, gross profit, expressed as a percentage of net service revenues, decreased by 1.0% to 44.9% for the six months ended June 30, 2011 compared to 45.9% for the six months ended June 30, 2010. The decrease in gross margin is primarily due to the reduction in 2011 Medicare payment base rates partially offset by an increase in our revenue mix from our higher margin Medicare business in the first six months of 2011.

General and administrative expenses, expressed as a percentage of net service revenues, increased 5.0% to 38.8% for the six months ended June 30, 2011, from 33.8% for the six months ending June 30, 2010. Excluding the acquisition of Advantage, general and administrative expenses, expressed as a percentage of net service revenues, increased 5.0% to 38.8% for the six months ended June 30, 2011, from 33.8% for the six months ended June 30, 2010. General and administrative expenses, when excluding $0.7 million attributable to Advantage, increased $0.9 million, or 10.8%, to $9.3 million for the six months ended June 30, 2011 compared to $8.4 million for the six months ended June 30, 2010. This increase was due to an increase in consulting costs primarily related to interim home health management services provided until the search for a permanent vice president position was completed and an increase in other administrative costs consisting primarily of data processing costs and increased travel related costs. We completed our search for the vice president of our home health division with the new leadership commencing in July 2011.

Depreciation and amortization, expressed as a percentage of net service revenues, decreased by 0.3% to 1.0% for the six months ended June 30, 2011, from 1.3% for the six months ended June 30, 2010. Amortization of intangibles, which are principally amortized using accelerated methods, totaled $0.3 million for the six months ended June 30, 2011 and 2010.

Corporate General and Administrative Expense

Corporate general and administrative expenses increased $0.4 million, or 5.9%, to $7.8 million for the six months ended June 30, 2011, from $7.4 million for the six months ended June 30, 2010. These expenses, expressed as a percentage of net service revenues, were 5.8% and 5.6% for the six months ended June 30, 2011 and 2010, respectively. This increase was primarily due to an increase in wage related costs as a result of an increase in our corporate infrastructure to position us for future growth and an increase in other administrative expenses.

Interest Expense

Net interest expense was $1.4 million and $1.5 million for the six months ended June 30, 2011 and 2010, respectively. The first half of 2010 included an existing interest rate agreement with a notional value of $22.5 million that expired on March 10, 2010. This agreement did not qualify as an accounting hedge under ASC Topic 815. As such, changes in the value of this agreement are reflected in interest expenses in the period of change. For the six months ended March 31, 2010 the mark-to-market adjustment included in interest expense was a decrease of $0.2 million. Excluding this mark-to-market adjustment, interest expense decreased $0.3 million during the first six months of 2011 which was due to a reduction in outstanding debt.

Income Tax Expense

Our effective tax rates for the six months ended June 30, 2011 and 2010 were 34.1% and 33.0%, respectively. The principal difference between the Federal and state statutory rates and our effective tax rate is the use of Federal employment opportunity tax credits. The increase in our 2011 effective tax rate is principally due to a State of Illinois tax increase that became effective at the beginning of 2011.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash from operations and borrowings under our credit facility. At June 30, 2011 and December 31, 2010, we had cash balances of $24.1 million and $0.8 million, respectively. The $23.3 million increase in cash reflects a significant payment received from the State of Illinois at the end of June 2011.

Cash flows from operating activities represent the inflow of cash from our payor clients and the outflow of cash for payroll and payroll taxes, operating expenses, interest and taxes. Due to its revenue deficiencies and financing issues, the State of Illinois has reimbursed us on a delayed basis with respect to our various agreements including with our largest payor, the Illinois Department on Aging. However, we experienced an improvement in the payment amounts received from the State of Illinois during the first half of 2011 which resulted in a decrease in the open net receivable balance from the State of Illinois of $20.5 million for the six months ended June 30, 2011, from $47.7 million as of December 31, 2010 to $27.2 million as of June 30, 2011. This improvement as of June 30, 2011 reflects a significant payment received from the State of Illinois at the end of June 2011. We do not expect to continue to receive this level of payments on a consistent basis in the near term and anticipate that our open net receivable balance from the State of Illinois will increase over the remainder of the year.

While the net receivable balance has decreased as of June 30, 2011, the State of Illinois continues to reimburse us on a delayed basis. These payment delays have adversely impacted, and may further adversely impact, our liquidity, and may result in the need to increase borrowings under our credit facility. Delayed reimbursements from our other State of Illinois payors and deterioration in the aging in the private duty business have also contributed to the increase in our receivables balances.

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

        On July 26, 2010, we entered into a second amendment (the “Second Amendment”) to our credit facility. The Second Amendment provided for a $5.0 million term loan component of the credit facility, the proceeds of which were used to finance a portion of the purchase price payable in connection with our acquisition of certain assets of Advantage effective July 25, 2010. The term loan will be repaid in 24 equal monthly installments, which commenced February 2011. Interest on the new term loan under the credit facility is payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 4.6% or the LIBOR rate for term periods of one, two, three or six months plus a margin of 4.6%. Interest will be paid monthly or at the end of the relevant interest period. The term loan has a maturity date of January 5, 2013. The total consideration payable pursuant to the Purchase Agreement was $8.3 million, comprised of $5.1 million in cash, common stock consideration with a deemed value of $1.2 million resulting in the issuance of 248,000 common shares, a maximum of $2.0 million in future cash consideration subject to the achievement of certain performance targets set forth in an earn-out agreement and the assumption of certain specified liabilities. The contingent earn-out obligation has been recorded at its fair value of $1.6 million, which is the present value of our obligation based on probability-weighted estimates of the achievement of certain performance targets, as defined. In April 2011, we paid the first earn-out payment of $0.5 million to the sellers of Advantage. The second earn-out payment obligation is recorded at $1.1 million as of June 30, 2011 and will be payable, if required, during the second quarter of 2012.

On May 24, 2011, we entered into a Joinder, Consent and Amendment No. 3 to the credit facility to include Addus HealthCare (Delaware) Inc., a wholly-owned subsidiary of Addus HealthCare, as an additional borrower under our credit facility.

On July 26, 2011, we entered into a fourth amendment (the “Fourth Amendment”) to our credit facility. The Fourth Amendment (i) modified our maximum senior leverage ratio from 3.00 to 1.00 to 3.25 to 1.00 for each twelve month period ending on the last of day of each fiscal quarter beginning with the twelve month period ended June 30, 2011 and (ii) increased the advance multiple used to determine the amount of the borrowing base from 3.0 to 1.0 to 3.25 to 1.0. The Fourth Amendment resulted in an increase in the available borrowings under our credit facility.

As of June 30, 2011 we had $30.5 million outstanding on our credit facility. After giving effect to the amount drawn on our credit facility, approximately $6.8 million of outstanding letters of credit, borrowing limits based on an advanced multiple of adjusted EBITDA and the Fourth Amendment, we had $14.1 million available for borrowing under the credit facility as of June 30, 2011. Subsequent to June 30, 2011, we made a payment of approximately $25.5 million on our credit facility resulting from a significant payment received from the State of Illinois at the end of June 2011.

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

Cash Flows

The following table summarizes historical changes in our cash flows for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010
	(unaudited)
Net cash provided by operating activities	$29,098	$795
Net cash used in investing activities	(632)	(695)
Net cash (used in) provided by financing activities	(5,177)	317

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Net cash provided by operating activities was $29.1 million in the six months ended June 30, 2011, compared to $0.8 million for the same period in 2010. The improvement of $28.3 million for the six months ended June 30, 2011 was primarily due to improvements in accounts receivable resulting from an increase in payments received from the State of Illinois and our continued focus on cash collections. The $25.7 million accounts receivable improvement for the six months ended June 30, 2011 over the same period in 2010 resulted from a decrease in net accounts receivable of $19.7 million for the six months ended June 30, 2011 compared to an increase in net accounts receivable of $6.2 million in the same period in 2010.

Net cash used in investing activities was $0.6 million for the six months ended June 30, 2011, compared to $0.7 million for the same period in 2010. Our investing activities for the six months ended June 30, 2011 were $0.1 million for capital expenditures and a $0.5 million earn-out payment for Advantage. Our investing activities for the same period in 2010 included payments of $0.4 million in contingent consideration made on previously acquired businesses, and $0.3 million in capital expenditures.

Net cash used in financing activities was $5.2 million for the six months ended June 30, 2011 compared to net cash proceeds of $0.3 million for the same period in 2010. Our financing activities for the six months ended June 30, 2011 were primarily driven by net payments of $2.8 million on the revolving credit portion of our credit facility, $1.0 million in payments on our term loan, payments of $1.0 million on our dividend notes and net payments of $0.4 million on all other notes. Our financing activities during the same period in 2010 were primarily driven by net borrowings from our revolving credit facility of $0.8 million which was partially offset by payments of $0.5 million on our subordinated dividend notes. Subsequent to June 30, 2011, we made a payment of approximately $25.5 million on our revolving credit loan resulting from a significant payment received from the State of Illinois at the end of June 2011.

Outstanding Accounts Receivable

Outstanding accounts receivable, net of the allowance for doubtful accounts, decreased by $19.7 million as of June 30, 2011 as compared to December 31, 2010. The decrease was primarily attributable to an increase in payments received from the State of Illinois during the first half of 2011 and our continued focus on cash collections.

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

Our collection procedures include review of account agings and direct contact with our payors. We have historically not used collection agencies. An uncollectible amount, not governed by amount or aging, is written off to the allowance account only after reasonable collection efforts have been exhausted. The following tables detail our accounts receivable before reserves by payor category, showing Illinois governmental payors separately, and segment and the related allowance amount at June 30, 2011 and December 31, 2010:

	June 30, 2011
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(in thousands, except percentages)
Home & Community

Illinois governmental based programs	$23,410	$1,422	$342	$1,596	$26,770
Other state, local and other governmental programs	10,830	880	986	1,720	14,416
Private duty and commercial	1,740	575	795	835	3,945

	35,980	2,877	2,123	4,151	45,131

Home Health

Medicare	5,412	1,384	471	31	7,298
Other state, local and other governmental programs	1,780	422	388	179	2,769
Private duty and commercial	1,151	266	347	177	1,941
Illinois governmental based programs	243	73	23	58	397

	8,586	2,145	1,229	445	12,405

Total	$44,566	$5,022	$3,352	$4,596	$57,536

Related aging %	77.5%	8.7%	5.8%	8.0%
Allowance for doubtful accounts					$6,251
Reserve as % of gross accounts receivable					10.9%

	December 31, 2010
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(in thousands, except percentages)
Home & Community

Illinois governmental based programs	$30,228	$14,060	$960	$1,926	$47,174
Other state, local and other governmental programs	10,730	248	1,188	1,636	13,802
Private duty and commercial	2,095	790	1,026	830	4,741

	43,053	15,098	3,174	4,392	65,717

Home Health

Medicare	4,768	1,294	246	36	6,344
Other state, local and other governmental programs	2,317	600	360	181	3,458
Private duty and commercial	1,011	241	253	163	1,668
Illinois governmental based programs	303	69	24	94	490

	8,399	2,204	883	474	11,960

Total	$51,452	$17,302	$4,057	$4,866	$77,677

Related aging %	66.2%	22.3%	5.2%	6.3%
Allowance for doubtful accounts					$6,723
Reserve as % of gross accounts receivable					8.7%

We calculate our days sales outstanding (“DSO”) by taking the accounts receivable outstanding net of the allowance for doubtful accounts and deducting deferred revenues at the end of the period, divided by the total net service revenues for the last quarter, multiplied by the number of days in that quarter. The adjustment for deferred revenues relates to Medicare receivables which are recorded at the inception of each 60 day episode of care at the full requested anticipated payment (“RAP”) amount. Our DSOs at June 30, 2011 and December 31, 2010 were 65 days and 90 days, respectively. The DSO for our largest payor, the Illinois Department on Aging, at June 30, 2011 and December 31, 2010 were 65 days and 138 days, respectively. Our DSOs and the DSO for our largest payor as of June 30, 2011 reflects a significant payment received from the State of Illinois at the end of June 2011. We do not expect to continue to receive this level of payments on a consistent basis in the near term and anticipate our DSOs and the DSO for our largest payor to increase over the remainder of the year.

Indebtedness

Credit Facility

Our credit facility, most recently amended on July 26, 2011, provides a $55.0 million revolving line of credit expiring November 2, 2014, and a $5.0 million term loan maturing January 5, 2013, and includes a $15.0 million sublimit for the issuance of letters of credit. Substantially all of the subsidiaries of Holdings are co-borrowers, and Holdings has guaranteed the borrowers’ obligations under the credit facility. The credit facility is secured by a first priority security interest in all of Holdings’ and the borrowers’ current and future tangible and intangible assets, including the shares of stock of the borrowers.

The availability of funds under the revolving credit portion of the credit facility, as amended, is based on the lesser of (i) the product of adjusted EBITDA, as defined, for the most recent 12-month period for which financial statements have been delivered under the credit facility agreement multiplied by the specified advance multiple, up to 3.25, less the outstanding senior indebtedness and letters of credit, and (ii) $55.0 million less the outstanding revolving loans and letters of credit. Interest on the revolving line of credit and term loan amounts outstanding under the credit facility is payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 4.6% or the LIBOR rate for term periods of one, two, three or six months plus a margin of 4.6%. Interest on the credit facility will be paid monthly on or at the end of the relevant interest period, as determined in accordance with the credit facility agreement. The borrowers will pay a fee equal to 0.5% per annum of the unused portion of the revolving portion of the credit facility. Issued stand-by letters of credit will be charged at a rate of 2.0% per annum payable monthly.

The credit facility contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The credit facility also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum fixed charge coverage ratio, a requirement to stay below a maximum senior leverage ratio and a requirement to stay below a maximum permitted amount of capital expenditures, as well as restrictions on guarantees, indebtedness, liens, dividends, distributions, investments and loans, subject to customary carve outs, restrictions on Holdings’ and the borrowers’ ability to enter into transactions other than in the ordinary course of business, a restriction on the ability to consummate more than three acquisitions in any calendar year, or for the purchase price of any one acquisition to exceed $0.5 million, in each case without the consent of the lenders, restrictions on mergers, transfers of assets, acquisitions, equipment, subsidiaries and affiliate transactions, subject to customary carve outs, and restrictions on fundamental changes and lines of business. We were in compliance with all of our credit facility covenants at June 30, 2011.

Dividend Notes

On March 18, 2010, we amended our subordinated dividend notes. Pursuant to the amendments, the dividend notes were amended to (i) extend the maturity date of the dividend notes from September 30, 2011 to December 31, 2012, (ii) modify the amortization schedule of the dividend notes to reduce the annual principal payment amounts from $4.5 million to $1.3 million in 2010; from $3.4 million to $2.5 million in 2011; and amended total payments in 2012 to $4.1 million, and (iii) permit, based on our leverage ratio, the prepayment of all or a portion of the principal amount of the dividend notes, together with interest on the principal amount. A balance of $5.6 million was outstanding on the dividend notes as of June 30, 2011.

Off-Balance Sheet Arrangements

As of June 30, 2011, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

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

Revenue Recognition

Approximately 95% of our home & community segment revenues for the three and six months ended June 30, 2011 and 2010, are derived from Medicaid and Medicaid waiver programs under agreements with various state and local authorities. These agreements provide for a service term from one year to an indefinite term. Services are provided based on authorized hours, determined by the relevant state or local agency, at an hourly rate specified in the agreement or fixed by legislation. Services to other payors, such as private or commercial clients, are provided at negotiated hourly rates and recognized in net service revenues as services are provided. We provide for appropriate allowances for uncollectible amounts at the time the services are rendered.

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

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, interest expense, net. We did not record any prompt payment interest income for the three and six months ended June 30, 2011 and 2010.

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

Goodwill

Our carrying value of goodwill is the residual of the purchase price over the fair value of the net assets acquired from various acquisitions including the acquisition of Addus HealthCare, Inc. (“Addus HealthCare”). In accordance with Accounting Standards Codification TM (“ASC”) Topic 350, “Goodwill and Other Intangible Assets ,” goodwill and intangible assets with indefinite useful lives are not amortized. We test goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. Goodwill is required to be tested for impairment at least annually using a two-step method. The first step in the evaluation of goodwill impairment involves comparing the current fair value of each reporting unit to the recorded value, including goodwill. We use the combination of a discounted cash flow model (“DCF model”) and the market multiple analysis method to determine the current fair value of each reporting unit. The DCF model was prepared using revenue and expense projections based on our current operating plan. As such, a number of significant assumptions and estimates are involved in the application of the DCF model to forecast revenue growth, price changes, gross profits, operating expenses and operating cash flows. The cash flows were discounted using a weighted average cost of capital ranging from 13.5% to 15.5%, which was management’s best estimate based on our capital structure and external industry data. As part of the second step of this evaluation, if the carrying value of goodwill exceeds its fair value an impairment loss would be recognized.

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

Our total stockholders’ equity was $90.4 million as of June 30, 2011 and our market capitalization was approximately $58.5 million based on 10,774 shares of common stock outstanding as of June 30, 2011. While the market capitalization of approximately $58.5 million is below our stockholders’ equity, the market capitalization metric is only one indicator of fair value. In our opinion, the market capitalization approach, by itself, is not a reliable indicator of the value for our company.

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

Long-Lived Assets

We review our long-lived assets and finite lived intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine if impairment exists, we compare the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset, generally determined by discounting the estimated future cash flows.

We also have indefinite-lived assets that are not subject to amortization expense such as certificates of need and licenses to conduct specific operations within geographic markets. Our management has concluded that certificates of need and licenses have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and we intend to renew and operate the certificates of need and licenses indefinitely. The certificates of need and licenses are tested annually for impairment using the cost approach. Under this method assumptions are made about the cost to replace the certificates of need.

Workers’ Compensation Program

Our workers’ compensation insurance program has a $350,000 deductible component. We recognize our obligations associated with this program in the period the claim is incurred. The cost of both the claims reported and claims incurred but not reported, up to the deductible, have been accrued based on historical claims experience, industry statistics and an actuarial analysis performed by an independent third party. We monitor our claims quarterly and adjust our reserves accordingly. These costs are recorded primarily in the cost of services caption in the consolidated statement of income. Under the agreement pursuant to which we acquired Addus HealthCare, claims under our workers’ compensation insurance program that relate to December 31, 2005 or earlier are the responsibility of the selling shareholders in the acquisition, subject to certain limitations. In August 2010, the FASB issued Accounting Standards Update No 2010-24, Health Care Entities (Topic 954), “Presentation of Insurance Claims and Related Insurance Recoveries” (“ASU 2010-24”), which clarifies that companies should not net insurance recoveries against a related claim liability. Additionally, the amount of the claim liability should be determined without consideration of insurance recoveries. As of June 30, 2011, we recorded $2.1 million in workers’ compensation insurance recovery receivables and a corresponding increase in its workers’ compensation liability as of June 30, 2011. We will record this new presentation of our workers’ compensation insurance recovery receivable and corresponding obligation on a prospective basis. The workers’ compensation insurance recovery receivable is included in our prepaid expenses and other current assets on the balance sheet.

Interest Expense, net

Our net interest expense consists of interest costs on our credit facility and other debt instruments and is recorded net of any interest income recorded by us. Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, interest expense, net. We did not record any prompt payment interest income for the three and six months ended June 30, 2011 and 2010.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Class Action Lawsuit

As previously disclosed, on March 26, 2010, a class action lawsuit was filed in the United States District Court for the Northern District of Illinois on behalf of a class consisting of all persons or entities who purchased or otherwise acquired the Company’s common stock between October 27, 2009 and March 18, 2010, in connection with the Company’s IPO. The complaint, which was amended on August 10, 2010, asserted claims against the Company and individual officers and directors pursuant to Sections 11 and 15 of the Securities Act of 1933 and alleged, inter alia, that the Company’s registration statement was materially false and/or omitted the following: (1) that the Company’s accounts receivable included at least $1.5 million in aging receivables that should have been reserved for; and (2) that the Company’s home health segment’s revenues were falling short of internal forecasts due to a slowdown in admissions from the Company’s integrated services program due to the State of Illinois’ effort to develop new procedures for integrating care. A motion to dismiss the complaint was filed on behalf of the defendants on September 20, 2010. We and the other defendants have denied and continue to deny all charges of wrongdoing or liability arising out of any conduct, statements, acts or omissions alleged in the complaint. In addition, on April 16, 2010, Robert W. Baird & Company, on behalf of the underwriters of the IPO, notified the Company that the underwriters were seeking indemnification in respect of the above-referenced action pursuant to the underwriting agreement entered into in connection with the IPO.

As previously reported, on March 21, 2011, we and the other named defendants entered into a stipulation of settlement with the plaintiffs with respect to the class action, pursuant to which we caused $3.0 million to be paid into a settlement fund. The monetary amount of this settlement is covered by insurance.

On July 21, 2011, the United States District Court for the Northern District of Illinois approved the settlement and dismissed the class action with prejudice.

The effectiveness of the settlement is conditioned on the judgment of dismissal entered by the court becoming final (which will occur if no appeal is filed by August 25, 2011). There can be no assurance the settlement will become effective.

Derivative Action Lawsuit

As previously disclosed, on November 1, 2010, a shareholder derivative action was filed on behalf of the Company in the Circuit Court of Cook County, Illinois by Paul Wes Bockley, an alleged shareholder of the Company. The complaint asserted claims against certain individual officers and directors of the Company, and against the Company as a nominal defendant, for breach of fiduciary duty, corporate waste and unjust enrichment based, inter alia, on alleged material misstatements and omissions in the registration statement relating to the Company’s IPO. The alleged misstatements and omissions were essentially the same as those asserted in the class action litigation, discussed above.

As previously reported, on March 21, 2011, we and the other defendants entered into a stipulation of settlement with the plaintiff with respect to the shareholder derivative action, pursuant to which we have caused the plaintiff’s counsel’s fees and expenses in an amount up to and including $0.2 million to be paid. In addition, we have agreed to adopt certain corporate governance measures. The monetary amount of this settlement is covered by insurance.

On June 6, 2011 the Company received approval of the derivative action settlement and the derivative action was dismissed with prejudice. The effectiveness of the settlement is conditioned upon the judgment of dismissal entered in the class action described above becoming final. There can be no assurance that the settlement will become effective.

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

The Company submitted its response to the CID on January 7, 2011. On February 15, 2011, the Assistant Attorney General issued a Supplemental CID, which contained a written complaint from an individual in the program. The Supplemental CID sought additional information concerning the administration of the program and many of the questions appear to be tailored to respond to specific complaints received by the Illinois Attorney General’s office. The Company submitted its response to the Supplemental CID on April 15, 2011. In March and April of 2011, the Company received requests for information related to specific individuals and it has responded to the first of such requests. The Company is cooperating with the investigation and submitted responses to the requests for information related to specific individuals. Given the preliminary stage of this investigation and the uncertainty regarding its direction, we are unable at this time to offer an assessment as to whether the investigation will have any impact on the Company’s financial position or operations.

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

In its March 2011 report to Congress, MedPAC made several recommendations that could adversely affect the home health industry and potentially our business, including recommendations that Congress rebase the payment system in a manner that would increase payments for non-therapy services and decrease payments for therapy services and a recommendation to impose a beneficiary copayment for individuals that do not begin home health services following an inpatient stay or a stay in a post acute care facility. The Health Reform Act requires CMS to rebase payments for home health services, reducing payments beginning in 2013 with a four-year phase-in and full implementation in 2016. On July 23, 2010, CMS published the Proposed 2011 Home Health PPS Update. A proposed overall reduction in the home health payment base rate of 4.9% included a reduction for each 60-day episode and the conversion factor for NRS of 3.79%. The 3.79% decrease, which also will be imposed in 2012, is a result of the CMS determination that there has been a general increase in case mix that CMS believes is unwarranted. CMS believes that this “case-mix creep” is due to improved coding, coding practice changes, and other behavioral responses to the change in reimbursement that went into effect in 2009, including greater use of high therapy treatment plans above what CMS believes is any increase in patient acuity. CMS warned that it will continue to monitor changes in case-mix and if new data identifies additional increases in case-mix, CMS will impose further reductions that will not be phased in over multiple years.

In November 2010, CMS released the Final 2011 Home Health PPS Update. There is a 1.1% market basket increase for 2011 (after application of the mandated 1% reduction) and a mandated 3.79% rate reduction. The final 2011 payment base rate reflects a 0.3% decrease from the proposed market basket rate in July 2010. Home health agencies that do not submit required quality data are subject to a 2% reduction in the market basket update. In the Final 2011 Home Health PPS Update, CMS announced that would postpone its proposed 3.79% reduction in home health rates for calendar year 2012 pending its further monitoring of case-mix changes. CMS also announced that it is going to assess a variety of home health issues, including the current therapy threshold reimbursement.

In its proposed Medicare Home Health Prospective Payment System Update for Calendar Year 2012 (the “Proposed 2012 Home Health PPS Update”) published on July 12, 2011, CMS proposed a 5.06% reduction to the national standardized 60-day episode rates to account for its perceived nominal case-mix growth from the inception of the home health PPS through 2009. CMS proposed three additional payment changes. Removing two codes from the home health PPS case-mix model’s hypertension group, revising payment weights by lowering the relative weights for home health episodes with high numbers of therapy visits and increasing the weights for episodes with little or no therapy (which will lower payments for episodes with high numbers of therapy visits and increase payments for episodes with little or no therapy), and increasing payments of episodes of care with three to five therapy visits so that these episodes would have higher payment to cost ratios and reducing payments for episodes with 20 or just higher than 20 therapy visits, lowering the cost ratios for these episodes. The proposed effective home health market basket update is 1.5% (2.5% less a required reduction of 1%). Home health agencies that do not meet quality data reporting requirements will be subject to a 2% reduction in the home health market basket increase, which would yield a negative market basket update of -5%. CMS also proposed to clarify the definition of “confined to the home” (homebound status) for purposes of qualification for home health services, to make the requirements clear and specific.

In the Final 2011 Home Health PPS Update CMS finalized regulations requiring a physician or non-physician practitioner to have a face-to-face encounter with the patient within 90 days of the home health start date. If there is no face-to-face encounter within the 90 day period or if the encounter did not relate to the reason for home health, a face-to-face encounter must occur within 30 days after the home health start date. A face-to-face encounter is required for the initial certification in order for a home health agency to receive payment. CMS emphasized that the certification must be dated by the physician (not the home health agency) and the patient must be under the care of a physician while receiving home health services. The certifying physician may not be the home health agency medical director and the physician or non-physician practitioner may not have a financial relationship with the home health agency. CMS also is requiring that for therapy services, a qualified therapist (not a therapy assistant) must assess the patient, measure progress, and document progress toward therapy goals at least once every 30 days. For patients requiring 13 or 19 therapy visits, the qualified therapist must perform this evaluation at the 13th and 19th therapy visit. The requirement is relaxed for patients in rural areas, requiring the qualified therapist evaluation any time after the 10th visit and not later than the 13th visit, and after the 16th therapy visit but not later than the 19th visit. If more than one therapy is furnished, an evaluation must be made by a qualified therapist for each therapy. The face-to-face encounter requirement became effective April 1, 2011.

On July 12, 2011, CMS also published proposed regulations that would require physicians or their designee to have a face-to-face encounter with a beneficiary in order to certify the beneficiary for home health services reimbursed by Medicaid. The Medicaid face-to-face requirements are essentially the same as those imposed for Medicare. The face-to-face requirement may make it more difficult for Medicaid patients to obtain certification for home health services which could result in a reduction in demand for our services.

In the Final 2011 Home Health PPS Update CMS also clarified its rules regarding change of ownership of home health agencies and the 36-month rule. If there is a change of ownership within 36 months of enrollment in Medicare or within 36 months of a prior change of ownership, the home health agency must undergo a new survey. CMS clarified that indirect ownership changes are not subject to the 36-month rule. There are also several exceptions to the 36-month rule but in order to qualify, the home health agency must have submitted two or more consecutive cost reports (excluding low utilization cost reports or no cost report). Exceptions to the 36-month rule include death of an owner and changes in business structure as long as ownership remains the same.

Over time there have been recommendations to impose copayments for home health services.

As mandated by the Health Reform Act, on April 7, 2011 CMS published proposed regulations for the Medicare Shared Savings Program, which will be in place no later than January 1, 2012. The Medicare Shared Savings Program is designed to give financial incentives to healthcare providers and suppliers that meet criteria established by HHS that that work together to manage and coordinate care through ACOs for fee-for-service Medicare beneficiaries assigned to the ACO by CMS to increase quality of care and reduce costs. Participating providers and suppliers would share in the savings generated and, to a certain extent, bear the risk of losses. CMS requested comments on a number of issues including the range of providers and suppliers that could participate in an ACO. The reaction to the proposed regulations has been generally negative especially with regard to start up costs, retroactive assignment of beneficiaries, antitrust issues, the proposed quality measures (both the number and complexity), and the lack of a model that only includes shared savings. It is not known when final regulations will be published. Although provider and supplier participation in an ACO is voluntary, participation by our competitors in some markets may force us to participate as well. Even where we do not participate we will need to be mindful of quality measure criteria and if we are unable to meet those criteria we could be at risk for losing Medicare referrals. In addition, other savings programs similar to ACOs may be adopted by government and commercial payors to control costs and reduce hospital readmissions in which we could be financially at risk. We cannot predict what form ACOs will take, what our participation might be, or what would be the affect on our company.

Any reduction in Medicare and Medicaid reimbursements, imposition of copayments that dissuade beneficiary use of our services, or material reduction in demand for our services would materially adversely affect our profitability. If we were to participate in ACOs that produced losses or if we do not participate in ACOs and our competitors do resulting in a material loss of referrals, our revenues and profits could be materially adversely affected.

Private payors, including commercial insurance companies, could also reduce reimbursement. Any reduction in reimbursement from private payors would adversely affect our profitability.

On July 15, 2011, HHS published two sets of proposed regulations relating to health insurance exchanges established under the Health Reform Act providing guidance and options to states on how to structure their exchanges. At this point it is uncertain what services will mandated for coverage by exchanges or at what level services will be paid or what impact the exchanges will have on reimbursement from other payors.

Our profitability could be negatively affected by deficit reduction mandated by the Budget Control Act of 2011.

On August 2, 2011 the President signed into law the Budget Control Act of 2011 (“Budget Control Act”), which raised the debt ceiling and put into effect a series of actions for deficit reduction. The Budget Control Act creates a Congressional Joint Select Committee on Deficit Reduction that is tasked with proposing additional deficit reduction of at least $1.5 trillion over ten years. The committee could impose reductions in Medicare and Medicaid. If the committee is unable to achieve its targeted savings that will trigger automatic across the board reductions in spending of $1.2 trillion. Medicare payments are subject to the trigger although they are capped at 2%. The Budget Control Act also requires Congress to vote on an amendment to the Constitution that would require a balanced budget. The Budget Control Act did not address reductions in physician payments mandated by the sustainable growth rate (“SGR”), which if implemented for calendar year 2012 would impose a reduction in physician payments of almost 30%. In order to reduce or eliminate SGR physician payment reductions and not adversely affect deficit reduction, Congress could impose other reductions in Medicare or Medicaid spending. Any reductions in Medicare or Medicaid reimbursement would materially adversely affect our profitability.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 5.	Other Information

None

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company dated as of November 2, 2009 (filed on November 20, 2009 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

3.2	Amended and Restated Bylaws of the Company (filed on September 21, 2009 as Exhibit 3.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

4.1	Form of Common Stock Certificate (filed on October 2, 2009 as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

10.1	Joinder, Consent and Amendment No. 3 to the Loan and Security Agreement, dated as of March 24, 2011, by and among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation and Professional Reliable Nursing Service, Inc., Addus HealthCare (South Carolina), Inc. Addus HealthCare (Delaware), Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions that are or may from time to time become parties thereto, and Addus HomeCare Corporation, as guarantor (filed on May 25, 2011 as Exhibit 99.1 to the Company’s Current Report on Form 8-K and incorporated by reference herein)

10.2	Employment Agreement, effective July 15, 2011, by and between Addus HealthCare, Inc. and Gregory Breemes (filed on June 23, 2011 as Exhibit 99.1 to the Company’s Current Report on Form 8-K and incorporated by reference herein)

10.3	Amendment No. 1 to Employment and Non-Competition Agreement, effective July 18, 2011, by and between Addus HealthCare, Inc. and Gregory Breemes (filed on July [19], 2011 as Exhibit 99.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference herein)

10.4	Amendment No. 4 to Loan and Security Agreement, dated as of July 26, 2011, effective as of June 30, 2011, by and among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation, Professional Reliable Nursing Service, Inc., Addus HealthCare (South Carolina), Inc., Addus HealthCare (Delaware), Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions from time to time parties thereto, and Addus HomeCare Corporation, as guarantor (filed on July 29, 2011 as Exhibit 99.1 to the Company’s Current Report on Form 8-K and incorporated by reference herein)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	Interactive Data Files***

*	Filed herewith
**	Furnished herewith
***	In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADDUS HOMECARE CORPORATION

Date: August 4, 2011	By:	/S/ MARK S. HEANEY
Mark S. Heaney President and Chief Executive Officer (As Principal Executive Officer)

Date: August 4, 2011	By:	/S/ DENNIS B. MEULEMANS
Dennis B. Meulemans Chief Financial Officer (As Principal Financial Officer)

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of the Company dated as of November 2, 2009 (filed on November 20, 2009 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

3.2	Amended and Restated Bylaws of the Company (filed on September 21, 2009 as Exhibit 3.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

4.1	Form of Common Stock Certificate (filed on October 2, 2009 as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

10.1	Joinder, Consent and Amendment No. 3 to the Loan and Security Agreement, dated as of March 24, 2011, by and among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation and Professional Reliable Nursing Service, Inc., Addus HealthCare (South Carolina), Inc. Addus HealthCare (Delaware), Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions that are or may from time to time become parties thereto, and Addus HomeCare Corporation, as guarantor (filed on May 25, 2011 as Exhibit 99.1 to the Company’s Current Report on Form 8-K and incorporated by reference herein)

10.2	Employment Agreement, effective July 25, 2011, by and between Addus HealthCare, Inc. and Gregory Breemes (filed on June 23, 2011 as Exhibit 99.1 to the Company’s Current Report on Form 8-K and incorporated by reference herein)

10.3	Amendment No. 1 to Employment and Non-Competition Agreement, effective July 18, 2011, by and between Addus HealthCare, Inc. and Gregory Breemes (filed on July [19], 2011 as Exhibit 99.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference herein)

10.4	Amendment No. 4 to Loan and Security Agreement, dated as of July 26, 2011, effective as of June 30, 2011, by and among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation, Professional Reliable Nursing Service, Inc., Addus HealthCare (South Carolina), Inc., Addus HealthCare (Delaware), Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions from time to time parties thereto, and Addus HomeCare Corporation, as guarantor (filed on July 29, 2011 as Exhibit 99.1 to the Company’s Current Report on Form 8-K and incorporated by reference herein)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	Interactive Data Files***

*	Filed herewith
**	Furnished herewith
***	In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.