Form 10-Q
period 2011-09-30
Addus HomeCare Corp
filed 2011-11-04
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock $0.001 par value

Shares outstanding at November 3, 2011: 10,774,886

ADDUS HOMECARE CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2011 and December 31, 2010

(amounts and shares in thousands, except per share data)

(Unaudited)

	September 30, 2011	December 31, 2010
Assets

Current assets
Cash	$1,297	$816
Accounts receivable, net of allowances of $6,455 and $6,723 as of September 30, 2011 and December 31, 2010, respectively	69,918	70,954
Prepaid expenses and other current assets	10,753	7,704
Deferred tax assets	6,338	6,324

Total current assets	88,306	85,798

Property and equipment, net of accumulated depreciation and amortization	2,482	2,923

Other assets
Goodwill	50,735	63,930
Intangibles, net of accumulated amortization	8,592	13,570
Deferred tax assets	5,666	—
Other assets	560	703

Total other assets	65,553	78,203

Total assets	$156,341	$166,924

Liabilities and stockholders’ equity

Current liabilities
Accounts payable	$4,661	$3,304
Accrued expenses	33,241	26,529
Current maturities of long-term debt	6,250	5,158
Deferred revenue	2,318	2,141

Total current liabilities	46,470	37,132

Long-term debt, less current maturities	28,402	40,027
Deferred tax liabilities	—	562
Other long-term liabilities	—	1,112

Total liabilities	74,872	78,833

Commitments, contingencies and other matters
Stockholders’ equity
Preferred stock—$.001 par value; 10,000 authorized and 0 shares issued and outstanding	—	—
Common stock—$.001 par value; 40,000 authorized; 10,774 and 10,751 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	11	11
Additional paid-in capital	82,347	82,106
Retained earnings (deficit)	(889)	5,974

Total stockholders’ equity	81,469	88,091

Total liabilities and stockholders’ equity	$156,341	$166,924

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months Ended September 30, 2011 and 2010

(amounts and shares in thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Net service revenues	$69,384	$69,842	$204,478	$201,612
Cost of service revenues	48,373	49,710	144,303	142,924

Gross profit	21,011	20,132	60,175	58,688

General and administrative expenses	16,955	16,277	49,567	46,972
Goodwill and intangible asset impairment charge	15,989	—	15,989	—
Depreciation and amortization	927	1,058	2,783	2,955

Total operating expenses	33,871	17,335	68,339	49,927

Operating income (loss)	(12,860)	2,797	(8,164)	8,761
Interest expense, net	548	855	1,929	2,323

Income (loss) before income taxes	(13,408)	1,942	(10,093)	6,438
Income tax expense (benefit)	(4,359)	463	(3,230)	1,947

Net income (loss)	$(9,049)	$1,479	$(6,863)	$4,491

Income (loss) per common share:
Basic	$(0.84)	$0.14	$(0.64)	$0.43

Diluted	$(0.84)	$0.14	$(0.64)	$0.43

Weighted average number of common shares and potential common shares outstanding:
Basic	10,746	10,681	10,746	10,561

Diluted	10,746	10,681	10,746	10,561

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2011

(amounts and shares in thousands)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2010	10,751	$11	$82,106	$5,974	$88,091

Issuance of shares of common stock under restricted stock award agreements	23	—	—	—	—
Stock-based compensation	—	—	241	—	241
Net loss	—	—	—	(6,863)	(6,863)

Balance at September 30, 2011	10,774	$11	$82,347	$(889)	$81,469

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2011 and 2010

(amounts in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net income (loss)	$(6,863)	$4,491
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	2,783	2,955
Deferred income taxes	(6,242)	—
Change in fair value of financial instrument	—	(191)
Stock-based compensation	241	197
Amortization of debt issuance costs	167	118
Provision for doubtful accounts	3,154	3,158
Goodwill and intangible assets impairment charge	15,989	—
Changes in operating assets and liabilities:
Accounts receivable	(2,118)	(8,379)
Prepaid expenses and other current assets	(1,183)	(1,782)
Accounts payable	1,357	837
Accrued expenses	4,353	3,751
Deferred revenue	177	(81)

Net cash provided by operating activities	11,815	5,074

Cash flows from investing activities
Acquisitions of businesses, net of cash received	(500)	(5,587)
Purchases of property and equipment	(277)	(524)

Net cash used in investing activities	(777)	(6,111)

Cash flows from financing activities
Net (payments) borrowings on term loan	(1,667)	5,000
Net payments on credit facility	(6,750)	(2,500)
Payments on subordinated dividend notes	(1,750)	(750)
Net payments on other notes	(366)	(468)
Debt issuance costs	(24)	(151)

Net cash (used in) provided by financing activities	(10,557)	1,131

Net change in cash	481	94
Cash, at beginning of period	816	518

Cash, at end of period	$1,297	$612

Supplemental disclosures of cash flow information
Cash paid for interest	$1,811	$2,359
Cash paid for income taxes	1,347	1,309

Supplemental disclosures of non-cash investing and financing activities
Contingent and deferred consideration accrued for acquisitions	$—	$1,606
Tax benefit related to the amortization of tax goodwill in excess of book basis	119	309

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, the unaudited financial statements reflect all adjustments (all of which are of a normal and recurring nature), which are necessary to present fairly the financial position at September 30, 2011 and December 31, 2010, the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2011 and 2010, the condensed consolidated statements of stockholders’ equity for the nine months ended September 30, 2011, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010. The results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011. All references to September 30, 2011 or to the three and nine months ended September 30, 2011 and 2010 in the notes to the condensed consolidated financial statements are unaudited.

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

Workers’ Compensation Program

The Company’s workers’ compensation program has a $350 deductible component. The Company recognizes its obligations associated with this program in the period the claim is incurred. The cost of both the claims reported and claims incurred but not reported, up to the deductible, have been accrued based on historical claims experience, industry statistics and an actuarial analysis performed by an independent third party. The future claims payments related to the workers’ compensation program are secured by letters of credit. In August 2010, the FASB issued Accounting Standards Update No 2010-24, Health Care Entities (Topic 954), “Presentation of Insurance Claims and Related Insurance Recoveries” (“ASU 2010-24”), which clarifies that companies should not net insurance recoveries against a related claim liability. Additionally, the amount of the claim liability should be determined without consideration of insurance recoveries. As of September 30, 2011, the Company recorded $1,866 in workers’ compensation insurance recovery receivables and a corresponding increase in its workers’ compensation liability as of September 30, 2011. The Company will record this new presentation of its workers’ compensation insurance recovery receivable and corresponding obligation on a prospective basis. The workers’ compensation insurance recovery receivable is included in the Company’s prepaid expenses and other current assets on the balance sheet.

Interest Expense, net

The Company’s net interest expense consists of interest costs on its credit facility and other debt instruments and is recorded net of any interest income recorded by the Company. Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, interest expense, net. The Company did not record any prompt payment interest income in the three and nine months ended September 30, 2011 and 2010. During October 2011, the Company received $2,257 in prompt payment interest which it will record in the fourth quarter of 2011. While additional prompt payment interest may be owed to the Company, the amount and timing of receipt of such payments remains uncertain and the Company has determined that it will continue to recognize interest income when received.

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

Stock-based Compensation

         The Company has two stock incentive plans, the 2006 Stock Incentive Plan (the “2006 Plan”) and the 2009 Stock Incentive Plan (the “2009 Plan”) that provide for stock-based employee compensation. The Company accounts for stock-based compensation in accordance with ASC Topic 718, “ Stock Compensation .” Compensation expense is recognized on a graded method under the 2006 Plan and on a straight-line basis under the 2009 Plan over the vesting period of the awards based on the fair value of the options. Under the 2006 Plan, the Company historically used the Black-Scholes option pricing model to estimate the fair value of its stock based payment awards, but beginning October 28, 2009 under its 2009 Plan it began using an enhanced Hull-White Trinomial model. The determination of the fair value of stock-based payments utilizing the Black-Scholes model and the Enhanced Hull-White Trinomial model is affected by Holdings’ stock price and a number of assumptions, including expected volatility, risk-free interest rate, expected term, expected dividends yield, expected forfeiture rate, expected turn-over rate, and the expected exercise multiple.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts and shares in thousands)

(Unaudited)

Net Income (Loss) Per Common Share

Net income per common share, calculated on the treasury stock method, is based on the weighted average number of shares outstanding during the period. The Company’s outstanding securities that may potentially dilute the common stock are stock options and restricted stock awards. Included in the Company’s calculation for the three and nine months ended September 30, 2011 were 780 and 712 stock options of which all were anti-dilutive and excluded from the net loss per share calculation. Excluded from the Company’s diluted weighted average common shares outstanding calculation for the three and nine months ended September 30, 2010 were 563 options which were out-of-the-money and therefore anti-dilutive.

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

New Accounting Principles

In September 2011, the FASB issued a GAAP update on goodwill to allow an entity the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the qualitative assessment concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the entity shall perform the quantitative two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This revised GAAP will be effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not expect the adoption of this revised GAAP to have a material effect on our financial position, results of operations or cash flows.

In July 2011, the FASB issued a GAAP update on revenue recognition for certain health care entities that recognize significant amounts of patient service revenue without assessing the patient’s ability to pay. This revised GAAP requires such health care entities to present the provision for bad debt related to patient service revenue as a deduction from patient service revenue (net of contractual allowance and discounts) on their statement of income. It also requires additional disclosures of patient service revenue as well as qualitative and quantitative information about changes in the allowance for doubtful accounts. This revised GAAP will be effective for annual and interim periods beginning after December 15, 2011. The Company is currently evaluating the potential impact on the Company’s financial position and results of operations or cash flows.

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

The contingent earn-out obligation has been recorded at its fair value of $1,600, which is the present value of the Company’s obligation based on probability-weighted estimates of the achievement of certain performance targets, as defined in the Purchase Agreement. In April 2011, the Company paid the first earn-out payment of $500 to the sellers of Advantage. The second earn-out payment obligation is recorded at $1,143 as of September 30, 2011 and will be payable, if required, during the second quarter of 2012. The Company reclassified the second earn-out payment obligation from other long-term liabilities to accrued expenses as of June 30, 2011.

Under business combination accounting, the total purchase price was allocated to Advantage’s net tangible and identifiable intangible assets based on their estimated fair values. Based upon our management’s valuation, the total purchase price has been allocated as follows:

Total
Goodwill	$4,272
Identifiable intangible assets	3,631
Property and equipment	77

Total purchase price allocation	$7,980

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts and shares in thousands)

(Unaudited)

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired. Goodwill amounts are not amortized, but rather are tested for impairment at least annually. In the event that the Company determines that the value of goodwill has become impaired, the Company will incur an impairment charge for the amount during the fiscal quarter in which such determination is made.

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2010	2010
Net service revenues	$70,715	$209,013
Operating income	2,972	9,299
Net income	$1,594	$4,729

Basic earnings per share	$0.15	$0.44
Diluted earnings per share	$0.15	$0.44

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

4. Goodwill and Intangible Assets

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

The Company completed its annual impairment test of goodwill as of October 1, 2010 and determined that no goodwill impairment existed. The allocated goodwill for the Company’s two reporting units, home & community and home health was $50,643 and $13,059, respectively. Home & community and home health had fair values in excess of carrying amounts of approximately $15,000, or 13% and $8,000, or 27%, respectively. Although the Company believes that the financial projections used in the assessment were reasonable and appropriate for its two reporting units at that time, there is uncertainty inherent in those projections.

In light of the current Federal and state economic and reimbursement environments and state budgetary pressures to decrease or eliminate services provided by the Company, the Company completed a preliminary assessment of the fair value of its two reporting units, home & community and home health and the potential for goodwill impairment as of June 30, 2011. The Company’s total stockholders’ equity as of September 30, 2011 was significantly greater than the Company’s market capitalization which was approximately $43,638 based on 10,774 shares of common stock outstanding as of September 30, 2011. While the market capitalization of approximately $43,638 is below the Company’s stockholders’ equity, the market capitalization metric is only one indicator of fair value. In the Company’s opinion, the market capitalization approach, by itself, is not a reliable indicator of the value for the Company.

Based on the above and updates to the Company’s business projections and forecasts, and other factors, the Company determined that the estimated fair value of its home health reporting unit was less than the net book value indicating that its allocated goodwill was impaired. The preliminary assessment for the home & community reportable unit indicated that its fair value was greater than its net book value with no initial indication of goodwill impairment.

As permitted by ASC Topic 350, when an impairment indicator arises toward the end of an interim reporting period, the Company may recognize its best estimate of that impairment loss. Based on the Company’s preliminary analysis prepared as of June 30, 2011, the Company determined that all of the $13,076 allocated to goodwill for the home health reportable unit as of September 30, 2011 was impaired and recorded a goodwill impairment loss for the three and nine months ended September 30, 2011. The goodwill impairment charge is noncash in nature and does not affect the Company’s liquidity or cash flows from operating activities. Additionally, the goodwill impairment had no effect on the Company’s borrowing availability or covenants under its credit facility agreement.

The analysis prepared as of June 30, 2011 is preliminary and subject to the completion of the Company’s annual impairment test as of October 1, 2011. The completion of this analysis may result in an adjustment to the impairment loss recorded in the third quarter of 2011.

The following is a summary of the goodwill activity by segment for the nine months ended September 30, 2011.

	Home & Community	Home Health	Total
Goodwill, at December 31, 2010	$50,820	$13,110	$63,930
Adjustments to previously recorded goodwill	(85)	(34)	(119)
Impairment charge	—	(13,076)	(13,076)

Goodwill, at September 30, 2011	$50,735	$—	$50,735

The Company’s identifiable intangible assets consist of customer and referral relationships, trade names, trademarks, state licenses and non-compete agreements. Amortization is computed using straight-line and accelerated methods based upon the estimated useful lives of the respective assets, which range from two to 25 years.

In connection with the Company’s preliminary assessment of its fair value discussed above, it determined that all of its $2,273 allocated to identifiable intangible assets for the home health reportable unit as of September 30, 2011 was impaired and recorded an impairment loss for the three and nine months ended September 30, 2011. The impairment charge is noncash in nature and does not affect the Company’s liquidity or cash flows from operating activities.

The Company also has indefinite-lived assets that are not subject to amortization expense such as certificates of need and licenses to conduct specific operations within geographic markets. The Company has concluded that certificates of need and licenses have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and the Company intends to renew and operate the certificates of need and licenses indefinitely. The certificates of need and licenses are tested annually for impairment using the cost approach. Under this method assumptions are made about the cost to replace the certificates of need. In connection with the Company’s preliminary assessment of its fair value discussed above, it determined that all of the $640 allocated to home health certificates of need and licenses were impaired and recorded an impairment loss for the three and nine months ended September 30, 2011. The completion of this analysis may result in an adjustment to the impairment loss recorded in the third quarter of 2011.

No impairment charges were recorded in the three and nine months ended September 30, 2010.

The following is a summary of the intangible assets and indefinite-lived asset activity as of September 30, 2011.

September 30, 2011	Gross Carrying Amount	Accumulated Amortization	Impairment Charge	Net Carrying Amount
Customer and referral relationships	$26,675	$18,218	$1,754	$6,703
Trade names and trademarks	4,587	2,459	506	1,622
State Licenses	790	—	640	150
Non-competition agreements	408	278	13	117

	$32,460	$20,955	$2,913	$8,592

5. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consisted of the following:

	September 30, 2011	December 31, 2010
Prepaid health insurance	$5,508	$5,337
Prepaid workers’ compensation and liability insurance	1,732	1,386
Prepaid rent	206	198
Workers’ compensation insurance receivable	1,866	—
Other	1,441	783

	$10,753	$7,704

In August 2010, the FASB issued Accounting Standards Update No 2010-24, Health Care Entities (Topic 954), “Presentation of Insurance Claims and Related Insurance Recoveries” (“ASU 2010-24”), which clarifies that companies should not net insurance recoveries against a related claim liability. Additionally, the amount of the claim liability should be determined without consideration of insurance recoveries. As of September 30, 2011, the Company recorded $1,866 in workers’ compensation insurance recovery receivables and a corresponding increase in its workers’ compensation liability as of September 30, 2011. The Company will record this new presentation of its workers’ compensation insurance recovery receivable and corresponding obligation on a prospective basis. The workers’ compensation insurance recovery receivable is included in the Company’s prepaid expenses and other current assets on the balance sheet as of September 30, 2011.

Accrued expenses consisted of the following:

	September 30, 2011	December 31, 2010
Accrued payroll	$11,210	$10,453
Accrued workers’ compensation insurance	10,745	8,218
Accrued payroll taxes	2,022	1,579
Accrued health insurance	4,548	3,858
Accrued interest	90	144
Current portion of contingent earn-out obligation	1,143	502
Other	3,483	1,775

	$33,241	$26,529

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts and shares in thousands)

(Unaudited)

6. Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2011	December 31, 2010
Revolving credit loan	$26,500	$33,250
Term loan	3,333	5,000
Subordinated dividend notes bearing interest at 10.0%	4,819	6,569
Insurance note payable, due May 2011 and bearing interest at 2.9%	—	366

Total	34,652	45,185
Less current maturities	(6,250)	(5,158)

Long-term debt	$28,402	$40,027

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

On July 26, 2010, the Company entered into the Second Amendment to its credit facility. The Second Amendment provided for a new term loan component of the credit facility in the aggregate principal amount of $5,000 with a maturity date of January 5, 2013. The requisite lenders also consented to the acquisition, effective July 25, 2010, of certain assets of Advantage by the Company, pursuant to the Purchase Agreement. The term loan will be repaid in 24 equal monthly installments, which commenced February 2011. Interest on the term loan under the credit facility is payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 4.6% or the LIBOR rate for term periods of one, two, three or six months plus a margin of 4.6%. Interest will be paid monthly or at the end of the relevant interest period. The credit facility contains customary affirmative, negative, and financial covenants with which the Company was in compliance at September 30, 2011.

On May 24, 2011, the Company entered into a Joinder, Consent and Amendment No. 3 to its credit facility to include Addus HealthCare (Delaware) Inc., a newly-formed, wholly-owned subsidiary of Addus HealthCare, as an additional borrower under the credit facility.

On July 26, 2011, the Company entered into a fourth amendment (the “Fourth Amendment”) to its credit facility. The Fourth Amendment modified the Company’s maximum senior leverage ratio from 3.00 to 1.00 to 3.25 to 1.00 for each twelve month period ending on the last of day of each fiscal quarter beginning with the twelve month period ended June 30, 2011 and increased the advance multiple used to determine the amount of the borrowing base from 3.0 to 1.0 to 3.25 to 1.0. The Fourth Amendment resulted in an increase in the Company’s available borrowings under the credit facility.

The availability of funds under the revolving credit portion of the credit facility, as amended, is based on the lesser of (i) the product of adjusted EBITDA, as defined in the credit facility agreement, for the most recent 12-month period for which financial statements have been delivered under the credit facility agreement multiplied by the specified advance multiple, up to 3.25, less the outstanding senior indebtedness and letters of credit, and (ii) $55,000 less the outstanding revolving loans and letters of credit. Interest on the amounts outstanding under the revolving credit portion of the credit facility is payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 4.6% or the LIBOR rate for term periods of one, two, three or six months plus a margin of 4.6%. Interest will be paid monthly or at the end of the relevant interest period, as determined in accordance with the credit facility agreement. The borrowers will pay a fee equal to 0.5% per annum of the unused portion of the revolving portion of the credit facility. Issued stand-by letters of credit will be charged at a rate of 2.0% per annum payable monthly. On September 30, 2011 the interest rate on the revolving credit loan facility was 4.8% (30 day LIBOR rate was 0.2%). The total availability under the revolving credit loan facility was $17,986 at September 30, 2011 compared to $13,478 at December 31, 2010.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts and shares in thousands)

(Unaudited)

Subordinated Dividend Notes

On March 18, 2010, the Company amended its subordinated dividend notes that were issued in respect of certain unpaid dividends on the Company’s preferred stock that converted into shares of common stock in conjunction with the Company’s initial public offering (the “IPO”). Pursuant to the amendments, the dividend notes were amended to (i) extend the maturity date of the dividend notes from September 30, 2011 to December 31, 2012, (ii) modify the amortization schedule of the dividend notes to reduce the annual principal payment amounts from $4,468 to $1,250 in 2010; from $3,351 to $2,500 in 2011; and provided for total payments in 2012 to $4,069, and (iii) permit, based on the Company’s leverage ratio, the prepayment of all or a portion of the principal amount of the dividend notes, together with interest on the principal amount.

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

The following is a summary of segment information for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net service revenue
Home & Community	$56,157	$57,311	$165,309	$164,156
Home Health	13,227	12,531	39,169	37,456

	$69,384	$69,842	$204,478	$201,612

Operating income (loss)
Home & Community	$6,798	$5,916	$18,143	$16,899
Home Health	(15,809)	1,060	(14,271)	3,754
General corporate expenses & corporate depreciation	(3,849)	(4,179)	(12,036)	(11,892)

	$(12,860)	$2,797	$(8,164)	$8,761

Depreciation and amortization
Home & Community	$609	$712	$1,828	$1,947
Home Health	128	158	385	479
Corporate	190	188	570	529

	$927	$1,058	$2,783	$2,955

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts and shares in thousands)

(Unaudited)

8. Commitments and Contingencies

Legal Proceedings

Class Action Lawsuit

As previously disclosed, on March 26, 2010, a class action lawsuit was filed in the United States District Court for the Northern District of Illinois on behalf of a class consisting of all persons or entities who purchased or otherwise acquired the Company’s common stock between October 27, 2009 and March 18, 2010, in connection with the Company’s IPO. The complaint, which was amended on August 10, 2010, asserted claims against the Company and individual officers and directors pursuant to Sections 11 and 15 of the Securities Act of 1933 and alleged, inter alia, that the Company’s registration statement was materially false and/or omitted the following: (1) that the Company’s accounts receivable included at least $1.5 million in aging receivables that should have been reserved for; and (2) that the Company’s home health segment’s revenues were falling short of internal forecasts due to a slowdown in admissions from the Company’s integrated services program due to the State of Illinois’ effort to develop new procedures for integrating care. A motion to dismiss the complaint was filed on behalf of the defendants on September 20, 2010. The Company and the other defendants have denied and continue to deny all charges of wrongdoing or liability arising out of any conduct, statements, acts or omissions alleged in the complaint. In addition, on April 16, 2010, Robert W. Baird & Company, on behalf of the underwriters of the IPO, notified the Company that the underwriters were seeking indemnification in respect of the above-referenced action pursuant to the underwriting agreement entered into in connection with the IPO.

As previously reported, on March 21, 2011, the Company and the other named defendants entered into a stipulation of settlement with the plaintiffs with respect to the class action, pursuant to which the Company caused $3.0 million to be paid into a settlement fund. The monetary amount of this settlement is covered by insurance.

On July 21, 2011, the United States District Court for the Northern District of Illinois approved the settlement and dismissed the class action with prejudice.

The settlement became effective when the judgment of dismissal entered by the court became final on August 25, 2011.

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

As previously reported, on March 21, 2011, the Company and the other defendants entered into a stipulation of settlement with the plaintiff with respect to the shareholder derivative action, pursuant to which the Company caused the plaintiff’s counsel’s fees and expenses in an amount up to and including $0.2 million to be paid. In addition, the Company has agreed to adopt certain corporate governance measures. The monetary amount of this settlement is covered by insurance.

On June 6, 2011 the Company received approval of the derivative action settlement and the derivative action was dismissed with prejudice. The settlement became effective when the judgment of dismissal entered in the class action described above became final on August 25, 2011.

Illinois Attorney General’s Investigation

As previously disclosed, the Illinois Attorney General’s Health Care Bureau and Military & Veterans Rights Bureau served a Civil Investigative Demand (“CID”) on Addus HealthCare in early November 2010. The CID sought information concerning Addus HealthCare’s Veterans Deserve program. The Company cooperated with the investigation and it was informed on September 13, 2011 that the Illinois Attorney General’s Office has concluded this investigation and that it requires no additional information or actions from the Company.

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

9. Significant Payors

A substantial portion of the Company’s net service revenues and accounts receivables are derived from services performed for federal, state and local governmental agencies. Medicare and one state governmental agency accounted for 12.4% and 43.5% of the Company’s net service revenues for the three months ended September 30, 2011, respectively, and 11.4% and 38.9% of the Company’s net service revenues for the three months ended September 30, 2010, respectively. Medicare and one state governmental agency accounted for 12.6% and 42.2% of the Company’s net service revenues for the nine months ended September 30, 2011, respectively, and 11.8% and 37.3% of the Company’s net service revenues for the nine months ended September 30, 2010, respectively.

The related receivables due from Medicare and the state agency represented 9.1% and 59.0%, respectively, of the Company’s accounts receivable at September 30, 2011, and 7.5% and 58.5%, respectively, of the Company’s accounts receivable at December 31, 2010.

10. Subsequent Events

During October 2011, the Company received a payment of $2,257 from the State of Illinois related to legislation enacted in Illinois which entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, interest expense, net. The Company will record this interest income in the fourth quarter of 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our unaudited condensed consolidated financial statements and the related notes. This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate.

Overview

We are a comprehensive provider of a broad range of social and medical services in the home. Our services include personal care and assistance with activities of daily living, skilled nursing and rehabilitative therapies, and adult day care. Our consumers are individuals with special needs who are at risk of hospitalization or institutionalization, such as the elderly, chronically ill and disabled. Our payor clients include federal, state and local governmental agencies, commercial insurers, and private individuals. We provide our services through 120 locations across 19 states to over 26,000 consumers.

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

On November 3, 2010, CMS released its Home Health Prospective Payment System Update for Calendar Year 2011 (the “Final 2011 Home Health PPS Update”), which included a 1.1% market basket increase for 2011 (after application of the mandated 1.0% reduction) and a mandated 3.8% rate reduction. The final 2011 payment base rate reflects a 0.3% decrease from the proposed market basket rate in July 2010. CMS announced that it is postponing its proposed 3.8% reduction in home health rates for calendar year 2012 pending its further monitoring of case-mix changes. Home health agencies that do not submit required quality data will be subject to a 2.0% reduction in the market basket update.

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

On July 12, 2011, CMS published proposed regulations regarding the face-to-face requirement for Medicaid. CMS adopted the same requirements imposed for Medicare. The physician or non-physician practitioner must have a face-to-face encounter with the patient within 90 days of the home health start date as a condition for payment. If there is no face-to-face encounter within the 90 day period or if the encounter did not relate to the reason for home health, a face-to-face encounter must occur within 30 days after the home health start date. Documentation of the face-to-face encounter (including the date) must be entered on the written order for home health services or on a clearly marked addendum to the order. The documentation must describe how the patient’s health status at the time of the face-to-face encounter related to the primary reason the patient needs home health services. In the same publication, CMS clarified that Medicaid home health cannot be limited to services and proposed to modify its policy and remove the requirement that Medicaid beneficiaries must be home-bound to receive Medicaid home health benefits. CMS clarified that Medicaid home health services may not be limited to individuals that are homebound. In addition, CMS proposed to amend regulations to provide that home health services may be provided in any non-institutional setting in which normal life activities take place; they do not have to be performed in the individual’s home.

Also on July 12, 2011, CMS published its proposed Medicare Home Health Prospective Payment System Update for Calendar Year 2012 (the “2012 Proposed Home Health Rule”). CMS proposed four payment changes. First, CMS proposed to reduce the home health base episode payment to account for its perceived nominal case-mix growth from the inception of the home health Prospective Payment System (“PPS”) through 2009 by implementing a 5.06% payment reduction to the national standardized 60-day episode rates. Second, CMS proposed removing two codes for hypertension from the home health PPS case-mix model’s hypertension group. Third, CMS proposed to revise payment weights to provide what it believes will be more accurate case-mix payments. CMS proposed to lower the relative weights for home health episodes with a high number of therapy visits and increase the weights for episodes with little or no therapy. The effect will be to lower payments for home health episodes with high numbers of therapy visits and increase payments to episodes with little or no therapy. Fourth, CMS proposed to increase payments for episodes of care with three to five therapy visits so that these episodes would have higher payment to cost ratios and reduce payments for episodes with 20 or just higher than 20 therapy visits so that episodes with around 20 therapy visits would have more reasonable payment to cost ratio. Under the proposed changes in payment weights, episodes with three to five therapy visits would have a higher payment to cost ratio and would receive higher payments and episodes of 20 or just over 20 visits would have lower cost ratios. All changes are expected to be made in a budget neutral way. The proposed effective home health market basket update is 1.5% (2.5% less a required reduction of 1%). Home health agencies that do not meet quality data reporting requirements will be subject to a 2% reduction in the home health market basket increase, which would yield a negative market basket update of -0.5%.

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

As mandated by the Health Reform Act, on October 20, 2011, CMS released final regulations for the Medicare Shared Savings Program. Although the Health Reform Act mandates that the program be established no later than January 1, 2012, CMS has set start dates of April 1, 2011 and July 1, 2011. The Medicare Shared Savings Program is designed to give financial incentives to healthcare providers and suppliers that meet criteria established by the US Department of Health and Human Services (“HHS”) that work together to manage and coordinate care through Accountable Care Organizations (“ACOs”) for fee-for-service Medicare beneficiaries assigned to the ACO by CMS to increase quality of care and reduce costs. Participating providers and suppliers would share in the savings generated and in one of two plans, bear the risk of losses. In proposed regulations published April 7, 2011, CMS requested comments on a number of issues including the range of providers and suppliers that could participate in an ACO. Reaction to the proposed regulations issued on April 7, 2011 was generally negative especially with regard to start up costs, retroactive assignment of beneficiaries, antitrust issues, the proposed quality measures (both the number and complexity), and the lack of a model that only includes shared savings. The final regulations addressed several but not all of these concerns. The final regulations set a “savings-only model” where providers share any savings over a threshold amount but do not share any losses, as well as a two sided model where the ACO shares in the savings but is also at risk for losses. The number of quality measures is reduced by almost one half, and beneficiaries are assigned prospectively. In connection with the ACO rules, also on October 20, 2011, the FTC and the DOJ released a joint antitrust policy statement, the IRS released a fact sheet, and the OIG released an interim final rule with five fraud waivers (waiving prosecution under the federal anti-kickback statute applicable to federal and state healthcare programs (the “Anti-Kickback Statute”), the federal Ethics in Patient Referral Act or physician referral law (the “Stark Law”) and the Civil Monetary Penalty Law (the “CMPL”) and laws regarding gain sharing arrangements. The FTC and the DOJ antitrust policy statement addressed some but not all antitrust concerns. The OIG waivers set forth who would be protected by the waivers and under what circumstances. A home health agency cannot qualify for a waiver for activities during ACO pre-participation, which would include activities in the start-up period until an application is accepted but which CMS states could also occur during the participation period. Post-acute care facilities, such as skilled nursing facilities (“SNFs”) and rehabilitation facilities (“IRFs”), can qualify for pre-participation waivers. Without a pre-participation waiver, it may be difficult for home health agencies, such as ours, to participate in the planning process for formation of an ACO and this may put us at a disadvantage in negotiating sharing of savings if we were to participate in an ACO. In addition, because other post-acute care providers, such as SNFs and IRFs, can participate in the planning process they may more readily participate in ACOs and may attract referrals that otherwise would have been made to us. Although provider and supplier participation in an ACO is voluntary, participation by our competitors in some markets may force us to participate as well, or if we do not participate, result in loss of business. Also, where we do not participate we will need to be mindful of quality measure criteria and if we are unable to meet those criteria we could be at risk for losing Medicare referrals. In addition, other savings programs similar to ACOs may be adopted by government and commercial payors to control costs and reduce hospital readmissions in which we could be financially at risk. We cannot predict what affect, if any, ACOs will have on our company.

On July 15, 2011, HHS published two sets of proposed regulations relating to health insurance exchanges established under the Health Reform Act providing guidance and options to states on how to structure their exchanges. On September 30, 2011, HHS extended the date for public comment from September 28 to October 31, 2011. At this point it is uncertain what services will be mandated for coverage by exchanges or at what level services will be paid or what impact the exchanges will have on other payors.

On October 31, 2011 CMS released the Final 2011 Home Health PPS Update. CMS finalized the 5.06% reduction to the national standardized 60-day episode rates to account for its perceived nominal case-mix growth since the inception of the home health PPS through 2009, phasing in the reduction over 2 years. The reduction in calendar year 2012 will be 3.79% and the remaining 1.32% will be applied for calendar year 2013. The effective market basket update for calendar year 2012 is 1.4% rather than the proposed 1.5% (resulting from a market basket update of 2.4% less the required reduction of 1.0%). Home health agencies that do not meet quality data reporting requirements will have a market basket update of -0.6%. After applying the 3.79% reduction, the 60-day episode rate for calendar year 2012 will be lower than the rate for calendar year 2011. CMS finalized all of the other proposals from the Proposed 2012 Home Health PPS Update outlined above: eliminating two hypertension codes from the case-mix model, revising payment rates for therapy visits, clarifying the definition of “confined to the home” (homebound status) for qualification for home health services and relaxing the requirement for initial physician certification for home health services permitting the patient’s attending physician at a hospital or post acute care facility to conduct the face-to-face encounter and inform the certifying physician of his or her findings. CMS also reported that for future rulemaking it plans to do further analysis of the costs for providing therapy visits and the use of therapy assistants and plans to make further rate adjustments in accordance with its findings.

Segments

We operate our business through two segments, home & community services and home health services. We have organized our internal management reports to align with these segment designations. As such, we have identified two reportable segments, home & community and home health, applying the criteria in ASC 280, “Disclosure about Segments of an Enterprise and Related Information”. The following table presents our locations by segment, setting forth acquisitions, start-ups and closures for the period January 1, 2010 to September 30, 2011:

	Home & Community	Home Health	Total
Total at December 31, 2009	92	30	122
Acquired	8	3	11
Start-up	3	—	3
Closed/Merged	(7)	—	(7)

Total at December 31, 2010	96	33	129
Closed/Merged	(6)	(3)	(9)

Total at September 30, 2011	90	30	120

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

For the three and nine months ended September 30, 2011 and 2010, our payor revenue mix by segment was as follows:

	Home & Community
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
State, local and other governmental programs	94.4%	94.2%	94.4%	94.3%
Commercial	1.4	0.8	1.0	0.8
Private duty	4.2	5.0	4.6	4.9

	100.0%	100.0%	100.0%	100.0%

	Home Health
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Medicare	64.8%	63.3%	65.5%	63.8%
State, local and other governmental programs	18.6	19.2	18.5	19.7
Commercial	11.7	10.2	10.6	9.8
Private duty	4.9	7.3	5.4	6.7

	100.0%	100.0%	100.0%	100.0%

We also measure the performance of each segment using a number of different metrics. For our home & community segment, we consider billable hours, billable hours per business day, revenues per billable hour and the number of consumers, or census. For our home health segment, we consider Medicare census, non-Medicare census, Medicare admissions and Medicare revenues per episode completed.

We derive a significant amount of our net service revenues from our operations in Illinois and California, which represented 56.7% and 10.0%; and 51.6% and 12.3%, of our total net service revenues for the three months ended September 30, 2011 and 2010, respectively. Net service revenues from our operations in Illinois and California represented 55.5% and 10.4%; and 51.5% and 13.3%, of our total net service revenues for the nine months ended September 30, 2011 and 2010, respectively.

A significant amount of our net service revenues are derived from two specific payor clients. The Illinois Department on Aging, in the home & community segment, and Medicare, in the home health segment, which accounted for 43.5% and 12.4%; and 38.9% and 11.4% of our total net service revenues for the three months ended September 30, 2011 and 2010, respectively. The Illinois Department on Aging and Medicare accounted for 42.2% and 12.6%; and 37.3% and 11.8% of our total net service revenues for the nine months ended September 30, 2011 and 2010, respectively.

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

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

The following table sets forth, for the periods indicated, our unaudited consolidated results of operations.

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)
Net service revenues:
Home & Community	$56,157	80.9%	$57,311	82.1%	$(1,154)	(2.0)%
Home Health	13,227	19.1	12,531	17.9	696	5.6

Total	69,384	100.0	69,842	100.0	(458)	(0.7)
Operating income (loss) before corporate expenses:
Home & Community	6,798	12.1	5,916	10.3	882	14.9
Home Health	(15,809)	(119.5)	1,060	8.5	(16,869)	*

Total	(9,011)	(13.0)	6,976	10.0	(15,987)	*
Corporate general and administrative expenses	3,659	5.3	3,991	5.7	(332)	(8.3)
Corporate depreciation and amortization	190	0.3	188	0.3	2	1.1

Total operating income (loss)	(12,860)	(18.5)	2,797	4.0	(15,657)	*
Interest expense, net	548	0.8	855	1.2	(307)	(35.9)

Income (loss) from operations before taxes	(13,408)	(19.3)	1,942	2.8	(15,350)	*
Income tax expense (benefit)	(4,359)	(6.3)	463	0.7	(4,822)	*

Net income (loss)	$(9,049)	(13.0)%	$1,479	2.1%	$(10,528)	* %

*	Percentage information not meaningful

Our net service revenues decreased by $0.4 million, or 0.7%, to $69.4 million for the three months ended September 30, 2011 compared to $69.8 million for the three months ended September 30, 2010. This net decrease consists of a decline of 2.0% in home & community net service revenues partially offset by 5.6% growth in home health net service revenues. The home & community revenue decrease was primarily due to a reduction in services revenues from the loss of certain programs and locations closed, partially offset by revenues attributable to the acquisition of Advantage on July 26, 2010. Our home health growth in revenue for the three months ended September 30, 2011 was primarily due to the revenue contribution from the acquisition of Advantage, an increase in Medicare revenue due to growth in Medicare admissions and an increase in commercial revenue, partially offset by a decline in other non-Medicare service revenues.

During the third quarter of 2011, we completed a preliminary assessment of the fair value of our two reporting units, home & community and home health, and the potential for goodwill impairment. Our preliminary assessment for our home & community reportable segment indicated that its fair value was greater than its net book value with no initial indication of goodwill impairment. We determined that the estimated fair value of our home health reporting unit was less than the net book value indicating that its allocated goodwill and intangible assets were impaired.

Based on our preliminary analysis, we determined that all of the $16.0 million allocated to goodwill and intangible assets for our home health reportable unit as of September 30, 2011 was impaired and recorded an impairment loss for the three months ended September 30, 2011. The impairment charge is noncash in nature and does not affect our liquidity or cash flows from operating activities. Additionally, the goodwill impairment had no effect on our borrowing availability or covenants under our credit facility agreement.

Excluding the impairment charge discussed above, total operating income, expressed as a percentage of net service revenues, for the three months ended September 30, 2011 and 2010, was 4.5% and 4.0%, respectively. Corporate general and administrative expenses decreased by 0.4% to 5.3% of net service revenues for the three months ended September 30, 2011. The increase of $0.3 million in operating income for the three months ended September 30, 2011 was primarily due to an improvement of 1.5% in gross margin as a percent of revenue, to 30.3% from 28.8% in the same period of 2010 and a decrease in bad debt expense in our home & community division, partially offset by an increase in general and administrative expenses in our home health division relating to an increase in administrative wages, an increase in consulting costs related to interim home health management, an increase in bonus expense, and due to an increase in bad debt expense.

Home & Community Segment

The following table sets forth, for the periods indicated, a summary of our home & community segment’s unaudited results of operations through operating income, before corporate expenses:

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)

Net service revenues	$56,157	100.0%	$57,311	100.0%	$(1,154)	(2.0)%

Cost of service revenues	41,368	73.7	42,812	74.7	(1,444)	(3.4)

Gross profit	14,789	26.3	14,499	25.3	290	2.0

General and administrative expenses	7,382	13.1	7,871	13.7	(489)	(6.2)

Depreciation and amortization	609	1.1	712	1.2	(103)	(14.5)

Operating income	$6,798	12.1%	$5,916	10.3%	$882	14.9%

Segment Data:

Billable hours (in thousands)	3,323		3,371		(48)	(1.4)%

Billable hours per business day	51,127		51,867		(740)	(1.4)%

Revenues per billable hour	$16.90		$17.00		$(0.10)	(0.6)%

Average census	23,026		23,333		(307)	(1.3)%

Net service revenues from state, local and other governmental programs accounted for 94.4% and 94.2% of home & community net service revenues for the three months ended September 30, 2011 and 2010, respectively. Private duty and, to a lesser extent, commercial payors accounted for the remainder of net service revenues.

Net service revenues decreased $1.1 million, or 2.0%, to $56.2 million for the three months ended September 30, 2011 compared to $57.3 million for the three months ended September 30, 2010. The home & community revenue decrease was primarily due to the loss of approximately $1.5 million in services revenues from the loss of certain programs and locations closed, partially offset by revenues attributable to the acquisition of Advantage. Excluding $1.5 million in revenue from the loss of certain programs and locations closed during the second half of 2010, organic revenue remained consistent at approximately $53.8 million for the three months ended September 30, 2011 and 2010.

Gross profit, expressed as a percentage of net service revenues was 26.3% and 25.3% for the three months ended September 30, 2011 and 2010, respectively. The increase of 1.0% was principally due to a decrease in unemployment payroll taxes and cost improvements realized for insurance related expenses.

General and administrative expenses, expressed as a percentage of net service revenues, decreased 0.6% to 13.1% for the three months ended September 30, 2011, from 13.7% for the three months ended September 30, 2010. The decrease was primarily due to a reduction in wage related costs and a decrease in bad debt expense, partially offset by increased legal related expenses.

Depreciation and amortization, expressed as a percentage of net service revenues was 1.1% and 1.2% for the three months ended September 30, 2011 and 2010. Amortization of intangibles, which are principally amortized using accelerated methods, totaled $0.6 million and $0.7 million for the three months ended September 30, 2011 and 2010.

Home Health Segment

The following table sets forth, for the periods indicated, a summary of our home health segment’s unaudited results of operations through operating income, before corporate expenses:

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)

Net service revenues	$13,227	100.0%	$12,531	100.0%	$696	5.6%

Cost of service revenues	7,005	53.0	6,898	55.0	107	1.6

Gross profit	6,222	47.0	5,633	45.0	589	10.5

General and administrative expenses	5,914	44.7	4,415	35.2	1,499	34.0

Goodwill and intangible asset impairment charge	15,989	120.9	—	—	15,989	*

Depreciation and amortization	128	1.0	158	1.3	(30)	(19.0)

Operating income (loss)	$(15,809)	(119.5)%	$1,060	8.5%	$(16,869)	* %

Segment Data:

Average census:

Medicare	1,634		1,410		224	15.9%

Non-Medicare	1,706		1,511		195	12.9%

Medicare admissions	2,210		2,027		183	9.0%

Medicare revenues per episode completed	$2,426		$2,646		$(220)	(8.3)%

*	Percentage information not meaningful

Net service revenues from Medicare accounted for 64.8% and 63.3% of home health net service revenues for the three months ended September 30, 2011 and 2010, respectively. Non-Medicare net service revenues, in order of significance, include Medicaid and other governmental programs, commercial insurers and private duty payors.

Net service revenues increased $0.7 million, or 5.6%, to $13.2 million for the three months ended September 30, 2011 compared to $12.5 million for the three months ended September 30, 2010. The increase included $0.4 million in revenue contribution from the Advantage acquisition. Excluding the contribution from Advantage, net service revenues increased $0.3 million, or 0.6% which reflects an increase in Medicare revenue due to an increase in Medicare admissions and due to an increase in commercial based revenue.

Gross profit, expressed as a percentage of net service revenues, increased by 2.0% to 47.0% for the three months ended September 30, 2011, from 45.0% for the three months ended September 30, 2010. Excluding the gross profit contribution attributable to Advantage, gross profit, expressed as a percentage of net service revenues, increased by 1.7% to 46.5% for the three months ended September 30, 2011 compared to 44.8% for the three months ended September 30, 2010. The increase in gross margin of 1.7% is primarily due to an increase in our revenue mix from our higher margin Medicare business and cost reductions in wage related and insurance costs partially offset by a reduction in 2011 Medicare payment base rates.

General and administrative expenses, expressed as a percentage of net service revenues, increased 9.5% to 44.7% for the three months ended September 30, 2011, from 35.2% for the three months ending September 30, 2010. Excluding the acquisition of Advantage, general and administrative expenses, expressed as a percentage of net service revenues, increased 9.3% to 44.6% for the three months ended September 30, 2011, from 35.3% for the three months ended September 30, 2010. General and administrative expenses, when excluding $0.3 million attributable to Advantage, increased $1.2 million, or 29.3%, to $5.5 million for the three months ended September 30, 2011 compared to $4.3 million for the three months ended September 30, 2010. This increase was due to an increase in consulting costs primarily related to interim home health management and clinical services, an increase in bad debt expense, and an increase in other administrative costs.

In connection with the our preliminary assessment of the fair value of our home health reporting unit, we determined that all of the $16.0 million allocated to goodwill and intangible assets for home health as of September 30, 2011 was impaired and, we recorded an impairment loss for the three months ended September 30, 2011. The goodwill and intangible asset impairment charge is noncash in nature and does not affect our liquidity or cash flows from operating activities. Additionally, the goodwill impairment had no effect on our borrowing availability or covenants under our credit facility agreement.

Depreciation and amortization, expressed as a percentage of net service revenues, decreased by 0.3% to 1.0% for the three months ended September 30, 2011, from 1.3% for the three months ended September 30, 2010. Amortization of intangibles, which are principally amortized using accelerated methods, totaled $0.1 million and $0.2 million for the three months ended September 30, 2011 and 2010, respectively.

Corporate General and Administrative Expense

Corporate general and administrative expenses decreased $0.3 million, or 8.3%, to $3.7 million for the three months ended September 30, 2011, from $4.0 million for the three months ended September 30, 2010. These expenses, expressed as a percentage of net service revenues, were 5.3% and 5.7% for the three months ended September 30, 2011 and 2010, respectively. This decrease was primarily due to a decrease in legal related costs, a decrease in severance cost, and cost improvements in other administrative expenses, partially offset by an increase in wage related costs as a result of an increase in our corporate infrastructure and an increase in 2011 management bonus expense reflecting the impact of the elimination of management bonuses in the same period of 2010.

Interest Expense

Net interest expense was $0.5 million and $0.9 million for the three months ended September 30, 2011 and 2010. The decrease in interest expense for the third quarter of 2011 reflects lower debt levels experienced in 2011.

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, interest expense, net. We did not record any prompt payment interest income for the three months ended September 30, 2011 and 2010. During October 2011, we received approximately $2.3 million in prompt payment interest which we will record in the fourth quarter of 2011. While we may be owed additional prompt payment interest, the amount and timing of receipt of such payments remains uncertain and we have determined that we will continue to recognize prompt payment interest income when received.

Income Tax Expense

Our effective tax rates for the three months ended September 30, 2011 and 2010 were 32.5% and 23.8%, respectively. The principal difference between the Federal and state statutory rates and our effective tax rate is the use of Federal employment opportunity tax credits. The increase in our third quarter 2011 effective tax rate is principally due to a State of Illinois tax increase that became effective at the beginning of 2011.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

The following table sets forth, for the periods indicated, our unaudited consolidated results of operations.

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)
Net service revenues:
Home & Community	$165,309	80.8%	$164,156	81.4%	$1,153	0.7%
Home Health	39,169	19.2	37,456	18.6	1,713	4.6

Total	204,478	100.0	201,612	100.0	2,866	1.4
Operating income (loss) before corporate expenses:
Home & Community	18,143	11.0	16,899	10.3	1,244	7.4
Home Health	(14,271)	(36.4)	3,754	10.0	(18,025)	*

Total	3,872	1.9	20,653	10.2	(16,781)	(81.3)
Corporate general and administrative expenses	11,466	5.6	11,363	5.6	103	0.9
Corporate depreciation and amortization	570	0.3	529	0.3	41	7.8

Total operating income (loss)	(8,164)	(4.0)	8,761	4.3	(16,925)	*
Interest expense, net	1,929	0.9	2,323	1.2	(394)	(17.0)

Income (loss) from operations before taxes	(10,093)	(4.9)	6,438	3.2	(16,531)	*
Income tax expense (benefit)	(3,230)	(1.6)	1,947	1.0	(5,177)	*

Net income (loss)	$(6,863)	(3.4)%	$4,491	2.2%	$(11,354)	* %

*	Percentage information not meaningful

Our net service revenues increased by $2.9 million, or 1.4%, to $204.5 million for the nine months ended September 30, 2011 compared to $201.6 million for the nine months ended September 30, 2010. This increase represents 0.7% growth in home & community net service revenues and 4.6% growth in home health net service revenues. Home & community revenue growth was driven by revenues attributable to the acquisition of Advantage on July 26, 2010, partially offset by a reduction in services revenues from the loss of certain programs during 2010. Our home health growth in revenue for the nine months ended September 30, 2011 was primarily due to the revenue contribution from the acquisition of Advantage and due to an increase in Medicare revenue.

During the third quarter of 2011, we completed a preliminary assessment of the fair value of our two reporting units, home & community and home health and the potential for goodwill impairment. We determined that the estimated fair value of our home health reporting unit was less than the net book value, indicating that its allocated goodwill and intangible assets were impaired. Our preliminary assessment for our home & community reportable segment indicated that its fair value was greater than its net book value with no initial indication of goodwill impairment.

Based on our preliminary analysis, we determined that all of the $16.0 million allocated to goodwill and intangible assets for our home health reportable unit as of September 30, 2011 was impaired and recorded an impairment loss for the nine months ended September 30, 2011. The impairment charge is noncash in nature and does not affect our liquidity or cash flows from operating activities. Additionally, the goodwill impairment had no effect on our borrowing availability or covenants under our credit facility agreement.

Excluding the impairment charge discussed above, total operating income, expressed as a percentage of net service revenues, for the nine months ended September 30, 2011 and 2010, was 3.8% and 4.3%, respectively. Corporate general and administrative expenses remained consistent at 5.6% as a percentage of net service revenues for the nine months ended September 30, 2011 and 2010.

Home & Community Segment

The following table sets forth, for the periods indicated, a summary of our home & community segment’s unaudited results of operations through operating income, before corporate expenses:

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)

Net service revenues	$165,309	100.0%	$164,156	100.0%	$1,153	0.7%

Cost of service revenues	123,221	74.5	122,536	74.6	685	0.6

Gross profit	42,088	25.5	41,620	25.4	468	1.1

General and administrative expenses	22,117	13.4	22,774	13.9	(657)	(2.9)

Depreciation and amortization	1,828	1.1	1,947	1.2	(119)	(6.1)

Operating income	$18,143	11.0%	$16,899	10.3%	$1,244	7.4%

Segment Data:

Billable hours (in thousands)	9,736		9,795		(59)	(0.6)%

Billable hours per business day	50,716		51,017		(301)	(0.6)%

Revenues per billable hour	$16.98		$16.76		$0.22	1.3%

Average census	22,761		22,471		290	1.3%

Net service revenues from state, local and other governmental programs accounted for 94.4% and 94.3% of home & community net service revenues for the nine months ended September 30, 2011 and 2010, respectively. Private duty and, to a lesser extent, commercial payors accounted for the remainder of net service revenues.

Net service revenues increased $1.1 million, or 0.7%, to $165.3 million for the nine months ended September 30, 2011 compared to $164.2 million for the nine months ended September 30, 2010. Net service revenue growth in the home & community segment included the Advantage acquisition, which contributed $7.2 million in service revenues for the nine months ended September 30, 2011. Excluding $5.9 million in revenue from the loss of certain programs and locations closed, organic revenue increased by $1.9 million, or 1.2%. This increase is primarily due to a 1.3% increase in revenues per billable hour.

Gross profit, expressed as a percentage of net service revenues, increased by 0.1% to 25.5% for the nine months ended September 30, 2011, from 25.4% for the nine months ended September 30, 2010. Excluding the gross profit contribution attributable to Advantage, gross profit, expressed as a percentage of net service revenues remained consistent at 25.3% for nine months ended September 30, 2011 and 2010.

General and administrative expenses, expressed as a percentage of net service revenues, decreased 0.5% to 13.4% for the nine months ended September 30, 2011, from 13.9% for the nine months ended September 30, 2010. Excluding the general and administrative expenses attributable to Advantage, general and administrative expenses decreased by $1.5 million, or 6.6%, to $21.0 million for the nine months ended September 30, 2011 compared to $21.5 million for the nine months ended September 30, 2010. The decrease was primarily due to a reduction in wage related costs due to our focus on administrative staffing requirements and cost controls, a decrease in bad debt expense due to continued focus on collections, partially offset by an increase in legal related costs.

Depreciation and amortization, expressed as a percentage of net service revenues, decreased by 0.1% to 1.1% for the nine months ended September 30, 2011, from 1.2% for the nine months ended September 30, 2010. Amortization of intangibles, which are principally amortized using accelerated methods, totaled $1.8 million and $1.9 million for the nine months ended September 30, 2011 and 2010, respectively.

Home Health Segment

The following table sets forth, for the periods indicated, a summary of our home health segment’s unaudited results of operations through operating income, before corporate expenses:

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)

Net service revenues	$39,169	100.0%	$37,456	100.0%	$1,713	4.6%

Cost of service revenues	21,082	53.8	20,388	54.4	694	3.4

Gross profit	18,087	46.2	17,068	45.6	1,019	6.0

General and administrative expenses	15,984	40.8	12,835	34.3	3,149	24.5

Goodwill and intangible asset impairment charge	15,989	40.8	—	—	15,989	*

Depreciation and amortization	385	1.0	479	1.3	(94)	(19.6)

Operating income (loss)	$(14,271)	(36.4)%	$3,754	10.0%	$(18,025)	* %

Segment Data:

Average census:

Medicare	1,519		1,482		37	2.5%

Non-Medicare	1,621		1,509		112	7.4%

Medicare admissions	6,773		6,342		431	6.8%

Medicare revenues per episode completed	$2,494		$2,587		$(93)	(3.6)%

*	Percentage information not meaningful

Net service revenues from Medicare accounted for 65.5% and 63.8% of home health net service revenues for the nine months ended September 30, 2011 and 2010, respectively. Non-Medicare net service revenues, in order of significance, include Medicaid and other governmental programs, commercial insurers and private duty payors.

Net service revenues increased $1.7 million, or 4.6%, to $39.2 million for the nine months ended September 30, 2011, compared to $37.5 million for the nine months ended September 30, 2010. Revenue from the Advantage acquisition contributed $2.8 million to net service revenues for the nine months ended September 30, 2011. Excluding the acquisition of Advantage, net service revenues decreased $0.6 million, or 1.6%, to $36.4 million for the nine months ended September 30, 2011 compared to $37.0 million for the nine months ended September 30, 2010. This decline in net service revenue is primarily attributable to the 2011 Medicare reduction in payment base rates and a decline in non-Medicare service revenues.

Gross profit, expressed as a percentage of net service revenues, increased by 0.6% to 46.2% for the nine months ended September 30, 2011, from 45.6% for the nine months ended September 30, 2010. Excluding the gross profit contribution attributable to Advantage, gross profit, expressed as a percentage of net service revenues, decreased by 0.1% to 45.4% for the nine months ended September 30, 2011 compared to 45.5% for the nine months ended September 30, 2010. The decrease in gross margin is primarily due to the reduction in 2011 Medicare payment base rates partially offset by an increase in our revenue mix from our higher margin Medicare business in the first nine months of 2011.

General and administrative expenses, expressed as a percentage of net service revenues, increased 6.5% to 40.8% for the nine months ended September 30, 2011, from 34.3% for the nine months ending September 30, 2010. Excluding the acquisition of Advantage, general and administrative expenses, expressed as a percentage of net service revenues, increased 6.5% to 40.8% for the nine months ended September 30, 2011, from 34.3% for the nine months ended September 30, 2010. General and administrative expenses, when excluding $1.0 million attributable to Advantage, increased $2.2 million, or 17.0%, to $14.8 million for the nine months ended September 30, 2011 compared to $12.7 million for the nine months ended September 30, 2010. This increase was due to a significant increase in consulting costs primarily related to interim home health management and clinical services, an increase in bad debt expense, and an increase in other administrative costs.

In connection with the our preliminary assessment of the fair value of our home health reporting unit we determined that all of the $16.0 million allocated to goodwill and intangible assets for home health as of September 30, 2011 was impaired and we recorded an impairment loss for the nine months ended September 30, 2011. The goodwill and intangible asset impairment charge is noncash in nature and does not affect our liquidity or cash flows from operating activities. Additionally, the goodwill impairment had no effect on our borrowing availability or covenants under our credit facility agreement.

Depreciation and amortization, expressed as a percentage of net service revenues, decreased by 0.3% to 1.0% for the nine months ended September 30, 2011, from 1.3% for the nine months ended September 30, 2010. Amortization of intangibles, which are principally amortized using accelerated methods, totaled $0.4 million and $0.5 million for the nine months ended September 30, 2011 and 2010.

Corporate General and Administrative Expense

Corporate general and administrative expenses increased $0.1 million, or 0.9%, to $11.5 million for the nine months ended September 30, 2011, from $11.4 million for the nine months ended September 30, 2010. This increase was primarily due to an increase in wage related costs as a result of an increase in our corporate infrastructure to position us for future growth and an increase in other administrative expenses. These expenses, expressed as a percentage of net service revenues, were 5.6% for the nine months ended September 30, 2011 and 2010.

Interest Expense

Net interest expense was $1.9 million and $2.3 million for the nine months ended September 30, 2011 and 2010, respectively. The first half of 2010 included an existing interest rate agreement with a notional value of $22.5 million that expired on March 10, 2010. This agreement did not qualify as an accounting hedge under ASC Topic 815. As such, changes in the value of this agreement are reflected in interest expenses in the period of change. For the nine months ended March 31, 2010 the mark-to-market adjustment included in interest expense was a decrease of $0.2 million. Excluding this mark-to-market adjustment, interest expense decreased $0.6 million during the first nine months of 2011 which was due to a reduction in outstanding debt.

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, interest expense, net. We did not record any prompt payment interest income for the nine months ended September 30, 2011 and 2010. During October 2011, we received approximately $2.3 million in prompt payment interest which we will record in the fourth quarter of 2011. While we may be owed additional prompt payment interest, the amount and timing of receipt of such payments remains uncertain and we have determined that we will continue to recognize prompt payment interest income when received.

Income Tax Expense

Our effective tax rates for the nine months ended September 30, 2011 and 2010 were 32.0% and 30.2%, respectively. The principal difference between the Federal and state statutory rates and our effective tax rate is the use of Federal employment opportunity tax credits. The increase in our 2011 effective tax rate is principally due to a State of Illinois tax increase that became effective at the beginning of 2011.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash from operations and borrowings under our credit facility. At September 30, 2011 and December 31, 2010, we had cash balances of $1.3 million and $0.8 million, respectively.

Cash flows from operating activities represent the inflow of cash from our payor clients and the outflow of cash for payroll and payroll taxes, operating expenses, interest and taxes. Due to its revenue deficiencies and financing issues, the State of Illinois has reimbursed us on a delayed basis with respect to our various agreements including with our largest payor, the Illinois Department on Aging. However, we experienced an improvement in the payment amounts received from the State of Illinois during the first nine months of 2011 which resulted in a decrease in the open receivable balance from the State of Illinois of $1.4 million for the nine months ended September 30, 2011, from $47.7 million as of December 31, 2010 to $46.3 million as of September 30, 2011.

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

On July 26, 2010, we entered into a second amendment (the “Second Amendment”) to our credit facility. The Second Amendment provided for a $5.0 million term loan component of the credit facility, the proceeds of which were used to finance a portion of the purchase price payable in connection with our acquisition of certain assets of Advantage effective July 25, 2010. The term loan will be repaid in 24 equal monthly installments, which commenced February 2011. Interest on the new term loan under the credit facility is payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 4.6% or the LIBOR rate for term periods of one, two, three or six months plus a margin of 4.6%. Interest will be paid monthly or at the end of the relevant interest period. The term loan has a maturity date of January 5, 2013. The total consideration payable pursuant to the Purchase Agreement was $8.3 million, comprised of $5.1 million in cash, common stock consideration with a deemed value of $1.2 million resulting in the issuance of 248,000 common shares, a maximum of $2.0 million in future cash consideration subject to the achievement of certain performance targets set forth in an earn-out agreement and the assumption of certain specified liabilities. The contingent earn-out obligation has been recorded at its fair value of $1.6 million, which is the present value of our obligation based on probability-weighted estimates of the achievement of certain performance targets, as defined. In April 2011, we paid the first earn-out payment of $0.5 million to the sellers of Advantage. The second earn-out payment obligation is recorded at $1.1 million as of September 30, 2011 and will be payable, if required, during the second quarter of 2012.

On May 24, 2011, we entered into a Joinder, Consent and Amendment No. 3 to our credit facility to include Addus HealthCare (Delaware) Inc., a wholly-owned subsidiary of Addus HealthCare, as an additional borrower under our credit facility.

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

As of September 30, 2011 we had $26.5 million outstanding on our credit facility. After giving effect to the amount drawn on our credit facility, approximately $7.4 million of outstanding letters of credit, borrowing limits based on an advanced multiple of adjusted EBITDA and the Fourth Amendment, we had $18.0 million available for borrowing under the credit facility as of September 30, 2011 compared to $13.5 million as of December 31, 2010.

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

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010
	(unaudited)
Net cash provided by operating activities	$11,815	$5,074
Net cash used in investing activities	(777)	(6,111)
Net cash (used in) provided by financing activities	(10,557)	1,131

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Net cash provided by operating activities was $11.8 million in the nine months ended September 30, 2011, compared to $5.1 million for the same period in 2010. The improvement of $6.7 million for the nine months ended September 30, 2011 was primarily due to improvements in accounts receivable resulting from an increase in payments received from the State of Illinois and our continued focus on cash collections.

Net cash used in investing activities was $0.8 million for the nine months ended September 30, 2011, compared to $6.1 million for the same period in 2010. Our investing activities for the nine months ended September 30, 2011 were $0.3 million for capital expenditures and a $0.5 million earn-out payment for Advantage. Our investing activities for the same period in 2010 included a $5.2 million payment relating to the acquisition of Advantage, payments of $0.4 million in contingent consideration made on previously acquired businesses, and $0.5 million in capital expenditures.

Net cash used in financing activities was $10.6 million for the nine months ended September 30, 2011 compared to net cash proceeds of $1.1 million for the same period in 2010. Our financing activities for the nine months ended September 30, 2011 were primarily driven by net payments of $6.8 million on the revolving credit portion of our credit facility, $1.7 million in payments on our term loan, payments of $1.8 million on our dividend notes and net payments of $0.3 million on all other notes. Our financing activities during the same period in 2010 were primarily driven by $5.0 million in borrowings on our term loan which was offset by net payments of $2.5 million on our revolving credit facility, payments of $0.8 million on our dividend notes and net payments of $0.5 million on all other notes.

Outstanding Accounts Receivable

Outstanding accounts receivable, net of the allowance for doubtful accounts, decreased by $1.0 million as of September 30, 2011 as compared to December 31, 2010.

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

Our collection procedures include review of account agings and direct contact with our payors. We have historically not used collection agencies. An uncollectible amount, not governed by amount or aging, is written off to the allowance account only after reasonable collection efforts have been exhausted. The following tables detail our accounts receivable before reserves by payor category, showing Illinois governmental payors separately, and segment and the related allowance amount at September 30, 2011 and December 31, 2010:

	September 30, 2011
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(in thousands, except percentages)
Home & Community

Illinois governmental based programs	$30,933	$13,112	$431	$1,321	$45,797
Other state, local and other governmental programs	11,381	1,043	776	445	13,645
Private duty and commercial	1,711	603	725	944	3,983

	44,025	14,758	1,932	2,710	63,425

Home Health

Medicare	5,730	1,738	442	41	7,951
Other state, local and other governmental programs	1,453	167	323	187	2,130
Private duty and commercial	1,331	423	329	257	2,340
Illinois governmental based programs	255	158	59	55	527

	8,769	2,486	1,153	540	12,948

Total	$52,794	$17,244	$3,085	$3,250	$76,373

Related aging %	69.1%	22.6%	4.0%	4.3%
Allowance for doubtful accounts					$6,455
Reserve as % of gross accounts receivable					8.5%

	December 31, 2010
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(in thousands, except percentages)
Home & Community

Illinois governmental based programs	$30,228	$14,060	$960	$1,926	$47,174
Other state, local and other governmental programs	10,730	248	1,188	1,636	13,802
Private duty and commercial	2,095	790	1,026	830	4,741

	43,053	15,098	3,174	4,392	65,717

Home Health

Medicare	4,768	1,294	246	36	6,344
Other state, local and other governmental programs	2,317	600	360	181	3,458
Private duty and commercial	1,011	241	253	163	1,668
Illinois governmental based programs	303	69	24	94	490

	8,399	2,204	883	474	11,960

Total	$51,452	$17,302	$4,057	$4,866	$77,677

Related aging %	66.2%	22.3%	5.2%	6.3%
Allowance for doubtful accounts					$6,723
Reserve as % of gross accounts receivable					8.7%

We calculate our days sales outstanding (“DSO”) by taking the accounts receivable outstanding net of the allowance for doubtful accounts and deducting deferred revenues at the end of the period, divided by the total net service revenues for the last quarter, multiplied by the number of days in that quarter. The adjustment for deferred revenues relates to Medicare receivables which are recorded at the inception of each 60 day episode of care at the full requested anticipated payment (“RAP”) amount. Our DSOs at September 30, 2011 and December 31, 2010 were 90 days. The DSO for our largest payor, the Illinois Department on Aging, at September 30, 2011 and December 31, 2010 were 126 days and 138 days, respectively.

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

The credit facility contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The credit facility also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum fixed charge coverage ratio, a requirement to stay below a maximum senior leverage ratio and a requirement to stay below a maximum permitted amount of capital expenditures, as well as restrictions on guarantees, indebtedness, liens, dividends, distributions, investments and loans, subject to customary carve outs, restrictions on Holdings’ and the borrowers’ ability to enter into transactions other than in the ordinary course of business, a restriction on the ability to consummate more than three acquisitions in any calendar year, or for the purchase price of any one acquisition to exceed $0.5 million, in each case without the consent of the lenders, restrictions on mergers, transfers of assets, acquisitions, equipment, subsidiaries and affiliate transactions, subject to customary carve outs, and restrictions on fundamental changes and lines of business. We were in compliance with all of our credit facility covenants at September 30, 2011.

Dividend Notes

On March 18, 2010, we amended our subordinated dividend notes. Pursuant to the amendments, the dividend notes were amended to (i) extend the maturity date of the dividend notes from September 30, 2011 to December 31, 2012, (ii) modify the amortization schedule of the dividend notes to reduce the annual principal payment amounts from $4.5 million to $1.3 million in 2010; from $3.4 million to $2.5 million in 2011; and to provide for total payments in 2012 to $4.1 million, and (iii) permit, based on our leverage ratio, the prepayment of all or a portion of the principal amount of the dividend notes, together with interest on the principal amount. A balance of $4.8 million was outstanding on the dividend notes as of September 30, 2011.

Off-Balance Sheet Arrangements

As of September 30, 2011, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

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

Revenue Recognition

Approximately 95% of our home & community segment revenues for the three and nine months ended September 30, 2011 and 2010, are derived from Medicaid and Medicaid waiver programs under agreements with various state and local authorities. These agreements provide for a service term from one year to an indefinite term. Services are provided based on authorized hours, determined by the relevant state or local agency, at an hourly rate specified in the agreement or fixed by legislation. Services to other payors, such as private or commercial clients, are provided at negotiated hourly rates and recognized in net service revenues as services are provided. We provide for appropriate allowances for uncollectible amounts at the time the services are rendered.

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

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, interest expense, net. We did not record any prompt payment interest income for the three and nine months ended September 30, 2011 and 2010. During October 2011, we received approximately $2.3 million in prompt payment interest which we will record in the fourth quarter of 2011. While we may be owed additional prompt payment interest, the amount and timing of receipt of such payments remains uncertain and we have determined that we will continue to recognize prompt payment interest income when received.

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

We completed our annual impairment test of goodwill as of October 1, 2010 and determined that no goodwill impairment existed. The allocated goodwill for the our two reporting units, home & community and home health was $50.6 million and $13.1 million, respectively. Home & community and home health had fair values in excess of carrying amounts of approximately $15.0 million, or 13% and $8.0 million, or 27%, respectively. Although we believe that the financial projections used in the assessment were reasonable and appropriate for our two reporting units at that time, there is uncertainty inherent in those projections.

In light of the current Federal and state economic and reimbursement environments and state budgetary pressures to decrease or eliminate services provided by us, we completed a preliminary assessment of the fair value of our two reporting units, home & community and home health and the potential for goodwill impairment as of June 30, 2011. Our total stockholders’ equity as of September 30, 2011 was significantly greater than the company’s market capitalization which was approximately $43.6 million based on 10,774,886 shares of common stock outstanding as of September 30, 2011. While the market capitalization of approximately $43.6 million is below the our stockholders’ equity, the market capitalization metric is only one indicator of fair value. In our opinion, the market capitalization approach, by itself, is not a reliable indicator of the value for our company.

Based on the above factors and updates to our business projections and forecasts, and other factors, we determined that the estimated fair value of our home health reporting unit was less than the net book value indicating that its allocated goodwill was impaired. The preliminary assessment for our home & community reportable unit indicated that its fair value was greater than its net book value with no initial indication of goodwill impairment.

As permitted by ASC Topic 350, when an impairment indicator arises toward the end of an interim reporting period, we may recognize our best estimate of that impairment loss. Based on our preliminary analysis prepared as of June 30, 2011, we determined that all of the $13.1 million allocated to goodwill for the home health reportable unit as of September 30, 2011 was impaired and we recorded a goodwill impairment loss for the three and nine months ended September 30, 2011. The goodwill impairment charge is noncash in nature and does not affect our liquidity or cash flows from operating activities. Additionally, the goodwill impairment had no effect on our borrowing availability or covenants under our credit facility agreement.

The analysis prepared as of June 30, 2011 is preliminary and subject to the completion of the our annual impairment test as of October 1, 2011. The completion of this analysis may result in an adjustment to the impairment loss recorded in the third quarter of 2011.

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

We also have indefinite-lived assets that are not subject to amortization expense such as certificates of need and licenses to conduct specific operations within geographic markets. Our management has concluded that certificates of need and licenses have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and we intend to renew and operate the certificates of need and licenses indefinitely. The certificates of need and licenses are tested annually for impairment using the cost approach. Under this method assumptions are made about the cost to replace the certificates of need. In connection with our preliminary assessment of fair value discussed above, we determined that all of the $0.6 million allocated to home health certificates of need and licenses were impaired and recorded an impairment loss for the three and nine months ended September 30, 2011. The completion of this analysis may result in an adjustment to the impairment loss recorded in the third quarter of 2011.

No impairment charges were recorded in the three and nine months ended September 30, 2010.

Workers’ Compensation Program

Our workers’ compensation insurance program has a $350,000 deductible component. We recognize our obligations associated with this program in the period the claim is incurred. The cost of both the claims reported and claims incurred but not reported, up to the deductible, have been accrued based on historical claims experience, industry statistics and an actuarial analysis performed by an independent third party. We monitor our claims quarterly and adjust our reserves accordingly. These costs are recorded primarily in the cost of services caption in the consolidated statement of income. Under the agreement pursuant to which we acquired Addus HealthCare, claims under our workers’ compensation insurance program that relate to December 31, 2005 or earlier are the responsibility of the selling shareholders in the acquisition, subject to certain limitations. In August 2010, the FASB issued Accounting Standards Update No 2010-24, Health Care Entities (Topic 954), “Presentation of Insurance Claims and Related Insurance Recoveries” (“ASU 2010-24”), which clarifies that companies should not net insurance recoveries against a related claim liability. Additionally, the amount of the claim liability should be determined without consideration of insurance recoveries. As of September 30, 2011, we recorded $1.8 million in workers’ compensation insurance recovery receivables and a corresponding increase in its workers’ compensation liability as of September 30, 2011. We will record this new presentation of our workers’ compensation insurance recovery receivable and corresponding obligation on a prospective basis. The workers’ compensation insurance recovery receivable is included in our prepaid expenses and other current assets on the balance sheet.

Interest Expense, net

Our net interest expense consists of interest costs on our credit facility and other debt instruments and is recorded net of any interest income recorded by us. Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, interest expense, net. We did not record any prompt payment interest income for the three and nine months ended September 30, 2011 and 2010.

During October 2011, we received $2.3 million in prompt payment interest which we will record in the fourth quarter of 2011. While additional prompt payment interest may be owed to us, the amount and timing of receipt of such payments remains uncertain and we have determined that we will continue to recognize interest income when received.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

The settlement became effective when the judgment of dismissal entered by the court became final on August 25, 2011.

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

On June 6, 2011 the Company received approval of the derivative action settlement and the derivative action was dismissed with prejudice. The settlement became effective when the judgment of dismissal entered in the class action described above became final on August 25, 2011.

Illinois Attorney General’s Investigation

As previously disclosed, the Illinois Attorney General’s Health Care Bureau and Military & Veterans Rights Bureau served a Civil Investigative Demand (“CID”) on Addus HealthCare in early November 2010. The CID sought information concerning Addus HealthCare’s Veterans Deserve program. The Company cooperated with the investigation and it was informed on September 13, 2011 that the Illinois Attorney General’s Office has concluded this investigation and that it requires no additional information or actions from the Company.

Other

The Company is a party to other legal and/or administrative proceedings arising in the ordinary course of its business. It is the opinion of management that the outcome of such proceedings will not have a material effect on the Company’s financial position and results of operations.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factors discussed under the caption “Risk Factors” set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2010 and under the caption “Risk Factors” set forth in Part II, Item 1A, of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011. All references in the Risk Factors in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q to the Health Reform Act should be read to mean both the Patient Protection and Affordable Care Act signed into law on March 23, 2010 and the Health Care Education Reconciliation Act of 2010 signed into law on March 30, 2010. Except as set forth below, there have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in our Annual Report on Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

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

As mandated by the Health Reform Act, on October 20, 2011, CMS released final regulations for the Medicare Shared Savings Program. Although the Health Reform Act mandates that the program be established no later than January 1, 2012, CMS has set start dates of April 1, 2011 and July 1, 2011. The Medicare Shared Savings Program is designed to give financial incentives to healthcare providers and suppliers that meet criteria established by HHS that work together to manage and coordinate care through Accountable Care Organizations ACOs for fee-for-service Medicare beneficiaries assigned to the ACO by CMS to increase quality of care and reduce costs. Participating providers and suppliers would share in the savings generated and, in one of two plans, bear the risk of losses. In proposed regulations published April 7, 2011, CMS requested comments on a number of issues including the range of providers and suppliers that could participate in an ACO. Reaction to the proposed regulations issued on April 7, 2011 was generally negative especially with regard to start up costs, retroactive assignment of beneficiaries, antitrust issues, the proposed quality measures (both the number and complexity), and the lack of a model that only includes shared savings. The final regulations addressed several but not all of these concerns. The final regulations set a “savings-only model” where providers share any savings over a threshold amount but do not share any losses, as well as a two sided model where the ACO shares in the savings but is also at risk for losses. The number of quality measures is reduced by almost one half, and beneficiaries are assigned prospectively. In connection with the ACO rules, also on October 20, 2011, the FTC and the DOJ released a joint antitrust policy statement, the IRS released a fact sheet, and the OIG released an interim final rule with five fraud waivers (waiving prosecution under the Anti-Kickback Statute, the Stark Law and the CMPL and laws regarding gain sharing arrangements. The FTC and the DOJ antitrust policy statement addressed some but not all antitrust concerns. The OIG waivers set forth who would be protected by the waivers and under what circumstances. A home health agency cannot qualify for a waiver for activities during ACO pre-participation, which would include activities in the start-up period until an application is accepted but which CMS states could also occur during the participation period. Post-acute care facilities, such as SNFs and rehabilitation facilities IRFs, can qualify for pre-participation waivers. Without a pre-participation waiver, it may be difficult for home health agencies, such as ours, to participate in the planning process for formation of an ACO and this may put us at a disadvantage in negotiating sharing of savings if we were to participate in an ACO. In addition, because other post-acute care providers, such as SNFs and IRFs, can participate in the planning process they may more readily participate in ACOs and may attract referrals that otherwise would have been made to us. Although provider and supplier participation in an ACO is voluntary, participation by our competitors in some markets may force us to participate as well, or if we do not participate, result in loss of business. Also, where we do not participate we will need to be mindful of quality measure criteria and if we are unable to meet those criteria we could be at risk for losing Medicare referrals. In addition, other savings programs similar to ACOs may be adopted by government and commercial payors to control costs and reduce hospital readmissions in which we could be financially at risk. We cannot predict what affect, if any, ACOs will have on our company.

On October 31, 2011 CMS released the Final 2011 Home Health PPS Update. CMS finalized the 5.06% reduction to the national standardized 60-day episode rates to account for its perceived nominal case-mix growth since the inception of the home health PPS through 2009, phasing in the reduction over 2 years. The reduction in calendar year 2012 will be 3.79% and the remaining 1.32% will be applied for calendar year 2013. The effective market basket update for calendar year 2012 is 1.4% rather than the proposed 1.5% (resulting from a market basket update of 2.4% less the required reduction of 1.0%). Home health agencies that do not meet quality data reporting requirements will have a market basket update of -0.6%. After applying the 3.79% reduction, the 60-day episode rate for calendar year 2012 will be lower than the rate for calendar year 2011. CMS finalized all of the other proposals from the Proposed 2012 Home Health PPS Update outlined above: eliminating two hypertension codes from the case-mix model, revising payment rates for therapy visits, clarifying the definition of “confined to the home” (homebound status) for qualification for home health services and relaxing the requirement for initial physician certification for home health services permitting the patient’s attending physician at a hospital or post acute care facility to conduct the face-to-face encounter and inform the certifying physician of his or her findings. CMS also reported that for future rulemaking it plans to do further analysis of the costs for providing therapy visits and the use of therapy assistants and plans to make further rate adjustments in accordance with its findings.

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

Private payors, including commercial insurance companies, could also reduce reimbursement. Any reduction in reimbursement from private payors would adversely affect our profitability. Private payors increasingly are demanding that we accept lower rates of payment, including by using Medicare rates for reimbursement when Medicare is the lower rate. We expect continued efforts to aggressively manage reimbursement levels and cost controls.

On July 15, 2011, HHS published two sets of proposed regulations relating to health insurance exchanges established under the Health Reform Act providing guidance and options to states on how to structure their exchanges. On September 30, 2011, HHS extended the date for public comment from September 28 to October 31, 2011. At this point it is uncertain what services will be mandated for coverage by exchanges or at what level services will be paid or what impact the exchanges will have on reimbursement from other payors.

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

We completed our annual impairment test of goodwill as of October 1, 2010 and determined that no goodwill impairment existed. The allocated goodwill for our two reporting units, home & community and home health, was $50.6 million and $13.1 million, respectively. Home & community and home health had fair values in excess of carrying amounts of approximately $15.0 million, or 13%, and $8.0 million, or 27%, respectively. Although we believe that the financial projections used in the assessment were reasonable and appropriate for our two reporting units at that time, there is uncertainty inherent in those projections.

In light of the current Federal and state economic and reimbursement environments and state budgetary pressures to decrease or eliminate services we provide, we completed a preliminary assessment of fair value of our two reporting units and the potential for goodwill impairment as of June 30, 2011. Our total stockholders’ equity as of September 30, 2011 was significantly greater than our market capitalization, which was approximately $43.6 million based on 10,774,886 shares of common stock outstanding as of September 30, 2011. While the market capitalization of approximately $43.6 million is below our stockholders’ equity, the market capitalization metric is only one indicator of fair value. In our opinion, the market capitalization approach, by itself, is not a reliable indicator of the value for our company.

Based on the above and updates to our business projections and forecasts, and other factors, we determined that the estimated fair value of our home health reporting unit was less than the net book value indicating that its allocated goodwill was impaired. The preliminary assessment for the home & community reportable segment indicated that its fair value was greater than its net book value with no initial indication of goodwill impairment.

As permitted by ASC Topic 350, when an impairment indicator arises toward the end of an interim reporting period, a company may recognize its best estimate of that impairment loss. Based on our preliminary analysis prepared as of June 30, 2011, we determined that all of the $13.1 million allocated to goodwill for the home health reportable unit as of September 30, 2011 was impaired and recorded a goodwill impairment loss for the three and nine months ended September 30, 2011. In connection with our preliminary assessment of fair value discussed above, we also determined that all of the $2.9 million allocated to identifiable intangible assets and indefinite-lived assets for the home health reportable unit as of September 30, 2011 was impaired and recorded an impairment loss for the three and nine months ended September 30, 2011.

Should business conditions or other factors deteriorate and negatively impact the estimated realizable value of future cash flows of our business segments, we could be required to write off a substantial portion of our remaining assets. Depending upon the magnitude of the write-off, our results of operations could be negatively affected.

The analysis prepared as of June 30, 2011 is preliminary and subject to the completion of our annual impairment test as of October 1, 2011. The completion of this analysis may result in an adjustment to the impairment loss recorded in the third quarter of 2011.

If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill has been impaired. If as part of our annual review of goodwill and intangibles, we were required to write down all or a significant part of our goodwill and/or intangible assets, our net earnings and net worth could be materially adversely affected, which could affect our flexibility to obtain additional financing. In addition, if our assumptions used in preparing our valuations of our reporting units for purposes of impairment testing differ materially from actual future results, we may record impairment charges in the future and our financial results may be materially adversely affected.

It is not possible at this time to determine if any such future impairment charge would result from these factors, or if it does, whether such charges would be material. We will continue to review our goodwill and other intangible assets for possible impairment. We cannot be certain that a downturn in our business or changes in market conditions will not result in an impairment of goodwill or other intangible assets and the recognition of resulting expenses in future periods, which could adversely affect our results of operations for those periods.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 5.	Other Information

None

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company dated as of November 2, 2009 (filed on November 20, 2009 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

3.2	Amended and Restated Bylaws of the Company (filed on September 21, 2009 as Exhibit 3.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

4.1	Form of Common Stock Certificate (filed on October 2, 2009 as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

10.1	Amendment No. 1 to Employment and Non-Competition Agreement, effective July 18, 2011, by and between Addus HealthCare, Inc. and Gregory Breemes (filed on July 20, 2011 as Exhibit 99.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference herein)

10.2	Amendment No. 4 to Loan and Security Agreement, dated as of July 26, 2011, effective as of June 30, 2011, by and among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation, Professional Reliable Nursing Service, Inc., Addus HealthCare (South Carolina), Inc., Addus HealthCare (Delaware), Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions from time to time parties thereto, and Addus HomeCare Corporation, as guarantor (filed on July 29, 2011 as Exhibit 99.1 to the Company’s Current Report on Form 8-K and incorporated by reference herein)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	Interactive Data Files***

*	Filed herewith
**	Furnished herewith
***	In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADDUS HOMECARE CORPORATION

Date: November 4, 2011	By:	/s/ MARK S. HEANEY
Mark S. Heaney President and Chief Executive Officer (As Principal Executive Officer)

Date: November 4, 2011	By:	/s/ DENNIS B. MEULEMANS
Dennis B. Meulemans Chief Financial Officer (As Principal Financial Officer)

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of the Company dated as of November 2, 2009 (filed on November 20, 2009 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

3.2	Amended and Restated Bylaws of the Company (filed on September 21, 2009 as Exhibit 3.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

4.1	Form of Common Stock Certificate (filed on October 2, 2009 as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

10.1	Amendment No. 1 to Employment and Non-Competition Agreement, effective July 18, 2011, by and between Addus HealthCare, Inc. and Gregory Breemes (filed on July 20, 2011 as Exhibit 99.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference herein)

10.2	Amendment No. 4 to Loan and Security Agreement, dated as of July 26, 2011, effective as of June 30, 2011, by and among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation, Professional Reliable Nursing Service, Inc., Addus HealthCare (South Carolina), Inc., Addus HealthCare (Delaware), Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions from time to time parties thereto, and Addus HomeCare Corporation, as guarantor (filed on July 29, 2011 as Exhibit 99.1 to the Company’s Current Report on Form 8-K and incorporated by reference herein)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	Interactive Data Files***

*	Filed herewith
**	Furnished herewith
***	In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.