Form 10-K
period 2011-12-31
Addus HomeCare Corp
filed 2012-03-16
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the last sale price on The Nasdaq Global Market on June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was $31,991,296.

As of February 29, 2012, there were 10,774,886 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2012 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2011 fiscal year) are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

When included in this Annual Report on Form 10-K, or in other documents that we file with the Securities and Exchange Commission (“SEC”) or in statements made by or on behalf of the Company, words like “believes,” “belief,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “would,” “should” and similar expressions are intended to identify forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. These risks and uncertainties include, but are not limited to the following: changes in Medicare and other medical payment levels, changes in or our failure to comply with existing Federal and State laws or regulations or the inability to comply with new government regulations on a timely basis, competition in the homecare industry, changes in the case mix of consumers and payment methodologies, changes in estimates and judgments associated with critical accounting policies, our ability to maintain or establish new referral sources, our ability to attract and retain qualified personnel, changes in payments and covered services due to the economic downturn and deficit spending by Federal and State governments, future cost containment initiatives undertaken by third party payors, our access to financing due to the volatility and disruption of the capital and credit markets, our ability to meet debt service requirements and comply with covenants in debt agreements, business disruptions due to natural disasters or acts of terrorism, our ability to integrate and manage our information systems, our expectations regarding the size and growth of the market for our services, the acceptance of privatized social services, our expectations regarding changes in reimbursement rates, authorized hours and eligibility standards of state governmental agencies, the potential to settle litigation, and the effect of those changes on our results of operations in 2011 or for periods thereafter, our ability to successfully implement our integrated service and coordinated care models to grow our business, our ability to continue identifying and pursuing acquisition opportunities and expand into new geographic markets, the effectiveness, quality and cost of our services and various other matters, many of which are beyond our control.

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

Unless otherwise provided, “Addus,” “we,” “us,” “our,” and the “Company” refer to Addus HomeCare Corporation and our consolidated subsidiaries and “Holdings” refers to Addus HomeCare Corporation. When we refer to 2011, 2010, and 2009, we mean the twelve month period then ended December 31, unless otherwise provided.

A copy of this Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC, including all exhibits, is available on our internet website at http://www.addus.com on the “Investor Relations” page link. Information contained on, or accessible through, our website is not a part of, and is not incorporated by reference into, this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

Overview

We are a comprehensive provider of a broad range of social and medical services in the home focused primarily on the dual eligible population. Our services include personal care and assistance with activities of daily living, skilled nursing and rehabilitative therapies, and adult day care. Our consumers are individuals with special needs who are at risk of hospitalization or institutionalization, such as the elderly, chronically ill and disabled. Our payor clients include federal, state and local governmental agencies, commercial insurers, and private individuals. We provide our services through over 118 locations across 19 states to over 26,000 consumers.

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

We utilize a coordinated care model that is designed to enhance consumer outcomes and satisfaction as well as lower the cost of acute care treatment and reduce service duplication. Through our coordinated care model, we utilize our social services to observe and report changes in the condition of our consumers for the purpose of early intervention in the disease process, thereby preventing or reducing the cost of medical services, and/or institutionalization.

We also utilize an integrated service delivery model, in selected markets, which maximizes the long-term relationship we have with our consumers in our home & community segment through on-going monitoring and offering our home health services to this same population as their needs warrant. The model also includes offering home & community services to our home health consumers and the referral sources in that segment. This provides us with diversified sources of revenue, allows our consumers to access both social and medical services from one homecare provider and appeals to referral sources who are seeking a provider with a breadth of services.

In our target markets, our care and service coordinators work with our caregivers, consumers and their medical providers to review our consumers’ current and anticipated service needs and, based on this continuous review, identify coordination and/or integration opportunities.

Addus HomeCare Corporation was incorporated in Delaware in 2006 under the name Addus Holding Corporation for the purpose of acquiring Addus HealthCare, Inc. (“Addus HealthCare”). Addus HealthCare was founded in 1979. Our principal executive offices are located at 2401 South Plum Grove Road, Palatine, Illinois 60067. Our telephone number is (847) 303-5300.

Our Market and Opportunity

We provide services to the elderly and other adult infirm who need long-term care and assistance with essential, routine tasks of life, as well as Medicare-eligible beneficiaries who are in need of recuperative care services following an acute medical condition. The Georgetown University Long-Term Care Financing Project estimated total expenditures in 2005 for services such as these, including services provided in the home or in a community-based setting, as well as in institutions such as skilled nursing facilities, at over $205 billion. It is estimated that 49.0% of these expenditures were paid for by Medicaid, 20.4% by Medicare, 18.1% by private pay, 7.2% by private insurance and 5.3% by other sources. Homecare services is the fastest growing segment within this overall market. According to Thomson Reuters (formerly Metstat), Medicaid expenditures for home & community services increased from $7.5 billion in 1995 to $37.9 billion in 2007, representing a compound annual growth rate, or CAGR, of 14.4%. According to the Medicare Payment Advisory Commission, or MedPAC, an independent congressional agency that advises Congress on issues involving the Medicare program. Medicare expenditures on home health care increased from $8.5 billion in 2001 to $13.7 billion in 2007, representing a CAGR of 8.3%. According to MedPAC, Medicare spent $19 billion on home health care in 2009.

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

The Federal Coordinated Health Care Office was established to effectively integrate benefits for consumers who are enrolled in both Medicare and Medicaid, also known as dual eligibles, and improve coordination between the federal and state governments to ensure that dual eligibles have full access to items and services to which they are entitled. Stated goals of the Federal Coordinated Health Care Office are to ensure that the dual eligible population has full access to seamless high quality health care and to make the system as cost-effective as possible. The Federal Coordinated Health Care Office works with CMS, state Medicaid agencies, and other federal and state agencies, as well as physicians and others, to provide technical assistance and educational tools to improve care coordination between Medicare and Medicaid and to reduce costs, improve beneficiary experience and educate dual eligibles regarding care coverage. It also performs policy and program analysis and develops policy and program recommendations regarding dual eligibles.

Congress continues to allocate significant additional funds and other incentives to Medicare managed care providers in order to promote greater participation in those plans by Medicare beneficiaries. In addition, in an effort to control escalating Medicaid costs, states are increasingly requiring Medicaid beneficiaries to enroll in managed care plans. For example, under a health reform bill signed into law in January 2012, Illinois set a goal to increase the percentage of Medicaid beneficiaries in Medicaid managed care plans from the current 8% to 50% by 2015.

We believe that our coordinated care program makes us well-suited to partner with managed care providers to address the needs of the dual eligible population.

Our Growth Strategy

Our ability to grow our net service revenues is closely correlated with the number of consumers to whom we provide our services. Our continued growth depends on our ability to maintain our existing payor client relationships, establish relationships with new payors, enter into new contracts and increase our referral sources. Our continued growth is also dependent upon the authorization by state agencies of new consumers to receive our services. We believe there are several market opportunities for growth. The U.S. population of persons aged 65 and older is growing, and the U.S. Census Bureau estimates that this population will more than double by 2050. Additionally, we believe the overwhelming majority of individuals in need of care generally prefer to receive care in their homes or community-based settings. Finally, we believe the provision of home & community services is more cost-effective than the provision of similar services in an institutional setting for long-term care. The following are the key elements of our growth strategy:

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

•

Expand our coordinated care model. Our coordinated care model provides significant opportunities to effectively market to a wide range of payor clients and referral sources, many of whom are responsible for consumers with both social and medical service needs. We intend to extend this model to all of our markets, both organically and through strategic acquisitions. We are also seeking to partner with managed care providers to address the needs of the dual eligible population in light of governmental incentives for consumers to enroll in managed care plans.

•

Expand our integrated service model. Our integrated service model allows our consumers to access social and medical services from one homecare provider and appeals to referral sources who are seeking a provider with a breadth of services, scale and systems to meet consumers’ needs effectively. We intend to extend this model to all of our markets, both organically and through strategic acquisitions.

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

Our Services by Segment

We deliver comprehensive homecare services to our consumers through two business segments, home & community services and home health services. Our home & community services assist consumers, who would otherwise be at risk of placement in a long-term care institution, with activities of daily living. Our home health services provide restorative measures to consumers with chronic diseases or after hospitalization. We offer a comprehensive care plan to our consumers utilizing services from both divisions. We believe this approach allows consumers to stay within our delivery system as their health care needs change and to continue to receive a full spectrum of services in a home or community-based setting. This approach also reduces the costs to the health care system associated with frequent hospitalization or admission into a skilled nursing facility or other health care institution.

The following table presents our locations by segment, setting forth acquisitions, start-ups and closures for the period January 1, 2010 to December 31, 2011:

	Home & Community	Home Health	Total
Total at December 31, 2009	92	30	122
Acquired	8	3	11
Start-up	3	—	3
Closed/Merged	(7)	—	(7)

Total at December 31, 2010	96	33	129
Closed/Merged	(7)	(4)	(11)

Total at December 31, 2011	89	29	118

As of December 31, 2011, we provided our services through over 118 locations across 19 states.

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

For 2011, 2010 and 2009, our payor revenue mix by segment was as follows:

	Home & Community
	2011	2010	2009
State, local and other governmental programs	94.2%	94.2%	95.8%
Commercial	1.3	0.8	0.5
Private duty	4.5	5.0	3.7

	100.0%	100.0%	100.0%

	Home Health
	2011	2010	2009
Medicare	64.8%	64.1%	61.3%
State, local and other governmental programs	18.8	19.4	21.0
Commercial	10.9	10.0	10.8
Private duty	5.5	6.5	6.9

	100.0%	100.0%	100.0%

We also measure the performance of each segment using a number of different metrics. For our home & community segment, we consider billable hours, billable hours per business day, revenues per billable hour and the number of consumers, or census. For our home health segment, we consider Medicare census, non-Medicare census, Medicare admissions and Medicare revenues per episode completed.

We derive a significant amount of our net service revenues from our operations in Illinois and California, which represented 56% and 10%; 52% and 13%; and 49% and 16% of our total net service revenues for the years ended December 31, 2011, 2010 and 2009, respectively.

A significant amount of our net service revenues are derived from two specific payor clients. The Illinois Department on Aging, in the home & community segment, and Medicare, in the home health segment, accounted for 43% and 12%; 38% and 12%; and 34% and 12% of our total net service revenues for the years ended December 31, 2011, 2010 and 2009, respectively.

Home & Community Services

Our home & community services segment provides a broad range of services primarily in consumers’ homes on an as-needed, hourly basis, mostly to older adults and younger disabled persons. Our home & community services segment, which accounted for $221.5 million, or 81.1%, of our net service revenues in 2011, primarily involves providing assistance with activities of daily living. These services, generally provided by para-professional staff such as homecare aides, are of a social rather than medical nature, and include personal care, home support services and adult day care.

Personal care and home support services are provided to consumers who are unable to independently perform some or all of their activities of daily living. Our services are needed when assistance from family or community members is insufficient or where caregiver respite is needed. Personal care services include bathing, grooming, mouth care, skin care, assistance with feeding and dressing and medication reminders. Home support services include meal planning and preparation, housekeeping and transportation services. Many consumers need such services on a long-term basis to address chronic or acute conditions. Each payor client establishes its own eligibility standards, determines the type, amount, duration and scope of services, and establishes the applicable reimbursement rate. The average duration of our provision of home & community services is approximately 20 months per consumer.

We also operate five adult day centers in Illinois which provide a comprehensive program of skilled and support services and designated health services for adults in a community-based group setting. Services provided by our adult day centers include social activities, transportation services to and from the centers, the provision of meals and snacks, personal care and therapeutic activities such as exercise and cognitive interaction.

Most of our home & community services are provided pursuant to agreements with state and local governmental social and aging service agencies. These agreements generally have a stated term of one to two years and generally may be terminated by the counterparty upon 60 days’ notice. They are typically renewed for one to five-year terms, provided we have complied with licensing, certification and program standards, and other regulatory requirements. Reimbursement rates and methods vary by state and service type, but are typically based on an hourly or unit-of-service basis. In 2011, approximately 94.2% of our home & community net service revenues were derived from state and local government programs, while approximately 5.8% of our home & community net service revenues were derived from insurance programs and private duty consumers.

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

Our home health net service revenues accounted for $51.6 million, or 18.9%, of our net service revenues in 2011. Of these net service revenues, 64.8% were reimbursed by Medicare, 18.8% by state and local government programs, 10.9% by insurance programs and 5.5% from other private payors.

Competition

The homecare industry is highly competitive, fragmented and market specific. Each local market has its own competitive profile and no single competitor has significant market share across all of our markets. Our competition consists of home health providers, private caregivers, larger publicly held companies, privately held homecare companies, privately held single-site agencies, hospital-based agencies, not-for-profit organizations, community-based organizations, managed care organizations and self-directed care programs. In addition, certain governmental payors contract for services with independent providers such that our relationships with these payors are not exclusive, particularly in California. We have experienced, and expect to continue to experience, competition from new entrants into our markets. Increased competition may result in pricing pressures, loss of or failure to gain market share or loss of consumers or payors, any of which could harm our business. In addition, some of our competitors may have greater financial, technical, political and marketing resources, name recognition on a larger number of consumers and payors than we do. We may also be subject to competition in connection with accountable care organization matters, as described below under the caption “Business—Government Regulation.”

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

We receive substantially all of our consumers from third-party referrals. Generally, family members of potential homecare consumers are made aware of available in-home or alternative living arrangements through a state or local case management system. These systems are operated by governmental or private agencies. We receive referrals from state departments on aging, rehabilitation, mental health and children’s services, county departments of social services, the Veterans Health Administration and city departments on aging. Other service referrals, particularly in our home health division, come from physicians, hospitals, long-term care facilities and private insurers. Accordingly, there is no single referral source that accounts for a substantial portion of our referrals.

In our home & community services division, we provide ongoing education and outreach to our target communities, both to inform residents about state and locally-subsidized care options and to communicate our role in providing quality home & community services. We also utilize consumer-direct sales, marketing and advertising programs designed to attract consumers. Our home health services are marketed through a dedicated sales team which consists of account executives and care coordinators. Our account executives market our services to potential referral sources including physicians and to large retirement housing programs. Our care coordinators facilitate our coordinated care program and our integrated service offering by working in unison with our home & community services segment resources. Our care coordinators identify consumers who are being served by our home & community care givers and conduct an initial evaluation of the consumer’s needs for medical services. If there are specific health needs identified we facilitate an evaluation by a qualified nurse to obtain appropriate physician orders for the provision of home health services.

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

The following table sets forth net service revenues derived from each of our major payors during the indicated periods as a percentage of total net service revenues:

	Year Ended December 31,
Payor Group	2011	2010	2009
Illinois Department on Aging	43.2%	37.8%	34.3%
Medicare	11.9	12.0	11.6
Nevada Medicaid	4.3	5.4	6.5
Riverside County Department of Public Social Services	3.8	4.4	5.4
Private duty	4.7	5.3	4.3
Commercial insurance	3.1	2.5	2.7
Other federal, state and local payors	29.0	32.6	35.2

Total	100.0%	100.0%	100.0%

Illinois Department on Aging

We provide homecare services pursuant to agreements with the Illinois Department on Aging, which is funded by Medicaid and general revenue funds of the State of Illinois. Consumers are identified by case managers contracted independently with the Illinois Department on Aging. Once a consumer has been evaluated and determined to be eligible for the program, the case manager refers the consumer to a list of authorized providers, from which the consumer selects the provider. We provide our services in accordance with a care plan developed by the case manager and under administrative directives from the Illinois Department on Aging. We are reimbursed on an hourly fee for service basis. Due to its revenue deficiencies and financing issues, the State of Illinois is currently reimbursing us on a delayed basis with respect to these agreements. These payment delays have adversely impacted, and may further adversely impact, our liquidity, and may result in the need to increase borrowings under our credit facility. Other delayed payor reimbursements from the State of Illinois have also contributed to the increase in our receivables balances. Illinois and all other states benefited from an increase in the federal medical assistance percentage (“FMAP”) granted under the American Recovery and Reinvestment Act (“ARRA”), which increased the share of federal dollars paid to states for services to Medicaid beneficiaries. The increased FMAP payments generally terminated as of June 30, 2011. For Illinois and most states in which we provide services, the FMAP is at or below the levels received in 2008. The FMAP for Nevada is higher than it was in 2008.

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

Period	Base episodic Payment (1)
January 1, 2009 through December 31, 2009	$2,272
January 1, 2010 through December 31, 2010	2,313
January 1, 2011 through December 31, 2011	2,192
January 1, 2012 through December 31, 2012	2,139

(1)	The actual episode payment rates vary based on the scoring of Outcome and Assessment Information Set or OASIS responses which then categorize characteristics into home health resource groups with a corresponding rate of payment. The per episode payment is typically reduced or increased by such factors as the consumer’s clinical, functional and services utilization domains.

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

In November 2010, CMS released its Home Health Prospective Payment System Update for Calendar Year 2011 (the “Final 2011 Home Health PPS Update”). It included a 1.1% market basket increase for 2011 (after application of the mandated 1% reduction) and a mandated 3.79% rate reduction. The rate reduction resulted from the CMS determination that there had been a general increase in case mix that CMS believed was unwarranted. CMS believed that this “case-mix creep” was due to improved coding, coding practice changes, and other behavioral responses to the change in reimbursement that went in to effect in 2009, including greater use of high therapy treatment plans above what CMS believed was related to an increase in patient acuity. CMS warned that it would continue to monitor changes in case-mix. If new data identifies additional increases in case-mix, CMS would immediately impose further reductions. The final 2011 payment base rate reflected a 0.3% decrease from the proposed market basket rate in July 2010. CMS announced that it was postponing its proposed 3.79% reduction in home health rates for calendar year 2012 pending its further monitoring of case-mix changes. Home health agencies that did not submit required quality data would be subject to a 2% reduction in the market basket update.

Pursuant to the CMS Home Health Prospective Payment System Update for calendar year 2012 (the “Final 2012 Home Health PPS Update”), CMS finalized a 5.06% reduction to the national standardized 60-day episode rates to account for its perceived nominal case-mix growth since the inception of the home health PPS through 2009, phasing in the reduction over 2 years. The reduction in calendar year 2012 is 3.79% and the remaining 1.32% will be applied for calendar year 2013. The effective market basket update for calendar year 2012 is 1.4% (resulting from a market basket update of 2.4% less the required reduction of 1.0%). Home health agencies that do not meet quality data reporting requirements have a market basket update of -0.6%. After applying the 3.79% reduction, the 60-day episode rate for calendar year 2012 is lower than the rate for calendar year 2011. CMS also implemented several other changes that it had proposed in its notice of proposed rulemaking in July 2011. First, CMS removed two codes for hypertension from the home health PPS case-mix model’s hypertension group. Second, CMS revised payment weights to provide what it believes are more accurate case-mix payments, lowering the relative weights for home health episodes with a high number of therapy visits and increasing the weights for episodes with little or no therapy. The effect is to lower payments for home health episodes with high numbers of therapy visits and increase payments to episodes with little or no therapy. Third, CMS increased payments for episodes of care with three to five therapy visits so that these episodes have higher payment to cost ratios and reduced payments for episodes with 20 or just higher than 20 therapy visits so that episodes with approximately 20 therapy visits have more reasonable payment to cost ratio. Episodes with three to five therapy visits have a higher payment to cost ratio and receive higher payments and episodes of 20 or just over 20 visits have lower cost ratios. All changes were to be made in a budget neutral way. CMS also reported that for future rulemaking it plans to do further analysis of the costs for providing therapy visits and the use of therapy assistants and plans to make further rate adjustments in accordance with its findings.

In its March 2011 report to Congress, MedPAC made several recommendations that could adversely affect the home health industry and potentially our business. MedPAC stated that the home health benefit has significant vulnerabilities that need to be addressed urgently, and recommended policies to improve payment accuracy, establish beneficiary incentives, and strengthen program integrity. MedPAC believes Medicare payments are well in excess of costs and concludes that home health payments need to be significantly reduced. Although the Home Health Compare measures (which measure quality of care) were similar to those for previous years, showing improvement in the functional measures and mostly unchanged rates of adverse events, MedPAC stated that supplemental measures of quality that focus on specific conditions are needed to assess home health quality and has a project underway to develop new measures. CMS reduced the number of Home Health Compare measures and for 2012 the number is 21, which are all derived from OASIS process and outcome measures. CMS proposed to add an additional quality measure of emergency department use without hospitalization as early as January 2012, which would be based on Medicare claims, contingent on the measure’s readiness for public reporting. Thus far, the measure has not been put into effect.

In addition, MedPAC believes the current home health payment system is flawed and creates incentives for patient selection because it believes the current case-mix system may overvalue therapy services and undervalue non-therapy services. MedPAC looked at alternative models and recommended that the U.S. Department of Health and Human Services (“DHHS”) implement a revised payment system to deal with these flaws. MedPAC believed its model would eliminate the incentive to provide more therapy visits solely to increase payment; significantly improve payment accuracy for non-therapy services, the majority of services provided; improve the accuracy of payments for high-cost beneficiaries who have significant nursing and home health aid needs, and encourage agencies to focus on beneficiary characteristics when setting plans of care. MedPAC estimated that its model would lower payments for therapy episodes by 10% and increase payments for non-therapy episodes by 25%. Payments for dual-eligible Medicare beneficiaries would increase by 1.3%. Payments for hospital-based home health aides would increase 7.5%, while payments for freestanding agencies would fall by 1.4%. Payments to nonprofit agencies would likely increase by 7% on average. Agencies that provided the most non-therapy episodes would see an increase of 16.7%, while those that provided the most therapy services would see a decrease of 18.3%.

MedPAC also believes that home health services may be over-utilized and that adding a cost-sharing requirement would give beneficiaries some incentive to weigh the value of home health services before accepting them and would dissuade beneficiaries from using a service when it has minimal value. It also believes that cost sharing would also mitigate incentives in the home health PPS that reward volume. MedPAC seemed to recommend a co-payment of $150 per episode. MedPAC advised implementation of cost sharing only for those beneficiaries that do not receive home health services following an inpatient stay. Dual eligibles would not be affected. Their co-payment would be paid by Medicaid, or would be waived if their state Medicaid program did not cover the cost.

MedPAC advised that DHHS needs to audit home health agencies where there appears to be marked overutilization. MedPAC recommended that as a first step, DHHS should focus on areas that have home health use rates that are more than twice the national average and where more than 20% of all fee-for-service beneficiaries used home health services. MedPAC’s advises that DHHS should review claims in these areas to determine whether evidence of fraud exists, and implement its new authorities in the Health Reform Act if warranted.

MedPAC made the following recommendations to Congress:

•	DHHS, with the OIG, should conduct medical review activities in counties that have aberrant home health utilization;

•	DHHS should implement the new authorities to suspend payment and the enrollment of new providers if they indicate significant fraud;

•	Congress should direct the DHHS to begin a two-year rebasing of home health rates in 2013 and eliminate the market basket update for 2012;

•

DHHS should revise the home health case-mix system to rely on patient characteristics to set payment for therapy and nontherapy services and should no longer use the number of therapy visits as a payment factor; and

•	Congress should direct DHHS to establish a per episode copay for home health episodes that are not preceded by hospitalization or post-acute care use.

On February 13, 2012, the President submitted his 2013 fiscal year budget to Congress. The budget includes a co-payment of $100 per episode of care for individuals using home health services not preceded by a hospitalization to begin in 2017. Individuals that have first dollar coverage for Medicare copayments would be assessed a Part B premium surcharge. The President’s budget is a recommendation to Congress by the President. It is not possible to know at this time whether Congress will enact into law the President’s budget proposals regarding home health services.

For further information regarding Medicare and its impact on our business, see “Business—Government Regulation.”

Nevada Medicaid

We provide services pursuant to an agreement with the State of Nevada Division of Health Care Financing and Policy under Nevada Medicaid’s Personal Care Options program. Under this agreement, we identify consumers through community outreach efforts, who are then qualified by the State of Nevada to receive services. We provide personal care and other in-home supportive services under this program. All services are reimbursed on an hourly fee for service basis. The FMAP for Nevada is decreased for 2012 over the FMAP for 2011.

Riverside County Department of Public Social Services

We provide services pursuant to an agreement with the County of Riverside, California under its In-Home Support Services Program. Under this agreement, we serve consumers referred to us by County employed social workers in accordance with the term and conditions of a Quality Assurance Work Plan. We provide personal care and other assistance with activities of daily living under this program. All services are reimbursed on an hourly fee for service basis. The current agreement has a one year term beginning July 1, 2011 with two one year renewals available before we are required to submit a new bid to the County Board of Supervisors. However, each such renewal year is subject to approval by the county department that oversees our agreement.

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

In an effort to control escalating Medicaid costs, states are increasingly requiring Medicaid beneficiaries to enroll in managed care plans. Under a health reform bill signed into law in January 2012, Illinois set a goal to increase the percentage of Medicaid beneficiaries in Medicaid managed care plans from the current 8% to 50% by 2015. The difficulty of getting healthcare providers to agree to sign up for the plans, however, has proved to be a stumbling block to managed care enrollment. States are also increasingly requiring Medicaid beneficiaries to work with case managers.

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

Government Regulation

Overview

Our business is subject to extensive and increasing federal, state and local regulation. Changes in the law or new interpretations of existing laws may have a dramatic effect on the definition of permissible activities, the relative cost of doing business, and the methods and amounts of payment for care by both governmental and other payors. Departments of the federal government are currently considering how to implement programs and policy changes and mandated demonstration projects in the Health Reform Act. Congress expects that the changes in the Health Reform Act will decrease overall Medicare spending in the next ten years from what it was expected to be before passage of the Health Reform Act. As a result of the Health Reform Act the number of Medicaid beneficiaries will increase as planned by the law and in addition, there may be additional increases if employers terminate their employee health plans. It is impossible to know at this time what effect, if any, this will have on budgetary allocations for our services. Even prior to the passage of the Health Reform Act, Medicaid authorities and state legislatures were reviewing and assessing alternative health care delivery systems and payment methodologies. The health care industry has experienced, and is expected to continue to experience, extensive and dynamic change. In addition, differences among state laws may impede our ability to expand into certain markets. If we fail to comply with applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate and our ability to participate in federal or state programs. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”

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

Patient Protection and Affordable Care Act

On March 23, 2010, the President signed into law the Health Reform Act. The Health Reform Act includes several provisions that may affect reimbursement for home health agencies. Congress directed the Secretary of DHHS to develop a program for value-based purchasing for payments to home health agencies. The program is intended to include development of measures of quality and efficiency, reporting, collection and validation of quality measures, methods for disclosure of performance information and any other issues the Secretary of DHHS deems appropriate. The Health Reform Act also creates within CMS a Center for Medicare and Medicaid Innovation, or CMMI, to test innovative payment and service delivery systems to reduce program expenditures while maintaining or enhancing quality. Among the issues that are to be addressed by CMMI are: allowing the states to test new models of care for individuals dually eligible for Medicare and Medicaid, supporting “continuing care hospitals” that offer post acute care during the 30 days following discharge, funding home health providers that offer chronic care management services, and establishing pilot programs that bundle acute care hospital services with physician services and post-acute care services, including home health services for patients with certain selected conditions. We may have difficulty negotiating for a fair share of the bundled payment. In addition, we may be unfairly penalized if a consumer is readmitted to the hospital within 30 days of discharge for reasons beyond our control.

The Health Reform Act is currently the subject of more than 20 constitutional challenges in federal courts. Some federal courts have upheld the constitutionality of the Health Reform Act or dismissed cases on procedural grounds. Others have held that the requirement that individuals maintain health insurance or pay a penalty to be unconstitutional, although none of the orders has enjoined its operation. The United States Supreme Court will review challenges to the Health Reform Act on March 26-28, 2012, including whether, if the health insurance mandate is not constitutional, all or some other portions of the Health Reform Act are not severable and cannot be implemented. A decision is expected by June 2012. In addition, there have been efforts in Congress to repeal or amend the Health Reform Act. It is difficult to predict the impact of the Health Reform Act due to its complexity, lack of implementing regulations or interpretive guidance, gradual or potentially delayed implementation, pending court challenges and possible amendment or repeal, as well as our inability to foresee how individuals and businesses will respond to the choices afforded them by the law.

The Health Reform Act mandates a 1% reduction in the market basket update for 2011 and 2012 and a market basket productivity adjustment for 2015 and subsequent years. The market basket reductions have and may result in a negative adjustment. The Health Reform Act reduces total payments for all home health agencies for outliers from 5% to 2.5%, and, in addition, beginning in 2011 caps payments to any one home health agency to no more than 10% of the payments received by the home health agency in a year. It also requires CMS to rebase payments for home health services, reducing payments beginning 2013 with a four-year phase-in and full implementation in 2016. Reductions may not exceed 3.5% of the reimbursement in effect on March 23, 2010.

The Health Reform Act requires a physician certifying a patient for home health services to document that the physician or a non-physician practitioner under the direction of the physician that has had a face-to-face encounter with the patient. CMS regulations in the Final 2011 Home Health PPS Update required that the patient’s physician or non-physician practitioner must have a face-to-face encounter with the patient within 90 days of the home health start date. If there is no face-to-face encounter within the 90-day period or if the encounter did not relate to the reason for home health, a face-to-face encounter must occur within 30 days after the home health start date. CMS emphasized that the certification must be dated by the physician (not the home health agency) and the patient must be under the care of a physician while receiving home health services. However, the face-to-face encounter is only required for the initial certification. The certifying physician may not be the home health agency medical director and the physician or non-physician practitioner may not have a financial relationship with the home health agency. CMS also required that for therapy services, a qualified therapist (not a therapy assistant) must assess the patient, measure progress and document progress toward therapy goals at least once every 30 days. For patients requiring 13 or 19 therapy visits, the qualified therapist must perform this evaluation at the 13th and 19th therapy visit. The requirement was relaxed for patients in rural areas, requiring the qualified therapist evaluation any time after the 10th visit and not later than the 13th visit, and after the 16th therapy visit but not later than the 19th visit. If more than one therapy is furnished, an evaluation must be made by a qualified therapist for each therapy. The face-to-face encounter requirement was to have become effective January 1, 2011 but the effective date was postponed until April 1, 2011. Home health agencies are also required to conduct background checks on all individuals involved in direct care.

In the Final 2011 Home Health PPS Update, CMS announced that it was going to assess a variety of home health issues, including the then current therapy threshold reimbursement. CMS also clarified its rules regarding change of ownership of home health agencies and the 36-month rule. If there is a change of ownership within 36 months of enrollment in Medicare or within 36 months of a prior change of ownership, the home health agency must undergo a new survey. CMS clarified that indirect ownership changes are not subject to the 36-month rule. There are also several exceptions to the 36-month rule, but in order to qualify, the home health agency must have submitted two or more consecutive cost reports (excluding low utilization cost reports or no cost report). Exceptions to the 36-month rule include death of an owner and changes in business structure as long as ownership remains the same.

The Secretary of the DHHS was required to conduct a study to evaluate the quality of care among efficient home health agencies taking into account severity of illness, looking at methods to revise payments systems, the validity and reliability of the OASIS instrument, and other areas determined appropriate by the Secretary of the DHHS, with a report to Congress no later than March 1, 2011. The report has not yet been issued. In addition,

Congress directed MedPAC to conduct a study evaluating the effect of rebasing on access to care, quality outcomes, the number of home health agencies, rural agencies, urban agencies, for-profit agencies and nonprofit agencies, and to deliver a report to Congress no later than 2015. Neither of these studies is supposed to result in a reduction of guaranteed home health benefits under Medicare.

MedPAC released its March 2011 Report to Congress on March 15, 2011. MedPAC made the following recommendations to Congress:

•	DHHS, with the OIG, should conduct medical review activities in counties that have aberrant home health utilization;

•	DHHS should implement the new authorities to suspend payment and the enrollment of new providers if they indicate significant fraud;

•	Congress should direct the DHHS to begin a two-year rebasing of home health rates in 2013 and eliminate the market basket update for 2012;

•

DHHS should revise the home health case-mix system to rely on patient characteristics to set payment for therapy and nontherapy services and should no longer use the number of therapy visits as a payment factor; and

•	Congress should direct DHHS to establish a per episode copay for home health episodes that are not preceded by hospitalization or post-acute care use.

As mandated by the Health Reform Act, on October 20, 2011, CMS released final regulations for the Medicare Shared Savings Program. Although the Health Reform Act mandates that the program be established no later than January 1, 2012, CMS set start dates of April 1, 2011 and July 1, 2011. The Medicare Shared Savings Program is designed to give financial incentives to healthcare providers and suppliers that meet criteria established by DHHS that work together to manage and coordinate care through Accountable Care Organizations (“ACOs”) for fee-for-service Medicare beneficiaries assigned to the ACO by CMS to increase quality of care and reduce costs. Participating providers and suppliers would share in the savings generated and, in one of two plans, bear the risk of losses. In proposed regulations published April 7, 2011, CMS requested comments on a number of issues including the range of providers and suppliers that could participate in an ACO. Reaction to the proposed regulations issued on April 7, 2011 was generally negative especially with regard to start up costs, retroactive assignment of beneficiaries, antitrust issues, the proposed quality measures (both the number and complexity), and the lack of a model that only includes shared savings. The final regulations addressed several but not all of these concerns. The final regulations set a “savings-only model” where providers share any savings over a threshold amount but do not share any losses, as well as a two sided model where the ACO shares in the savings but is also at risk for losses. The number of quality measures is reduced by almost one half, and beneficiaries are assigned prospectively.

In connection with the ACO rules, also on October 20, 2011, the Federal Trade Commission (the “FTC”) and the Department of Justice (“DOJ”) released a joint antitrust policy statement, the Internal Revenue Service (the “IRS”) released a fact sheet, and the OIG released an interim final rule with five fraud waivers (waiving prosecution under the federal anti-kickback statute applicable to federal and state healthcare programs (the “Anti-Kickback Law”), the federal Ethics in Patient Referral Act or physician referral law (the “Stark Law”) and the Civil Monetary Penalty Law (the “CMPL”) and laws regarding gain sharing arrangements). The FTC and the DOJ antitrust policy statement addressed some but not all antitrust concerns. The OIG waivers set forth who would be protected by the waivers and under what circumstances. A home health agency cannot qualify for a waiver for activities during ACO pre-participation, which would include activities in the start-up period until an application is accepted but which CMS states could also occur during the participation period. Post-acute care facilities, such as skilled nursing facilities (“SNFs”) and rehabilitation facilities (“IRFs”), can qualify for pre-participation waivers. Without a pre-participation waiver, it may be difficult for home health agencies, such as ours, to participate in the planning process for formation of an ACO and this may put us at a disadvantage in negotiating sharing of savings if we were to participate in an ACO. In addition, because other post-acute care providers, such as SNFs and IRFs, can participate in the planning process they may more readily participate in ACOs and may attract referrals that otherwise would have been made to us.

On December 19, 2011, CMS announced 32 pilot “pioneer ACOs”. The first performance period began on January 1, 2012. Although provider and supplier participation in an ACO is voluntary, participation by our competitors in some markets may force us to participate as well, or if we do not participate, result in loss of business. Also, where we do not participate we will need to be mindful of quality measure criteria and if we are unable to meet those criteria we could be at risk for losing Medicare referrals. In addition, other savings programs similar to ACOs may be adopted by government and commercial payors to control costs and reduce hospital readmissions in which we could be financially at risk. We cannot predict what effect, if any, ACOs will have on our company.

On February 13, 2012, the President submitted his 2013 fiscal budget to Congress. The budget includes a co-payment of $100 per episode of care for individuals using home health services not preceded by a hospitalization to begin in 2017. Individuals that have first dollar coverage for Medicare copayments would be assessed a Part B premium surcharge. The President’s budget is a recommendation to Congress by the President. It is not possible to know at this time whether Congress will enact into law the President’s budget proposals regarding home health services.

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

Federal and State Anti-Kickback Laws

For purposes of the federal health care programs, including Medicaid and Medicare, the federal government enforces the federal Anti-Kickback Law that prohibits the offer, payment, solicitation or receipt of any remuneration to or from any person or entity to induce or in exchange for the referral of patients covered by federal health care programs. The federal Anti-Kickback Law also prohibits the purchasing, leasing, ordering or arranging for any item, facility or service covered by the government payment programs (or the recommendation thereof) in exchange for such referrals. In the absence of an applicable safe harbor that may be available, a violation of the Anti-Kickback Law may occur even if only one purpose of a payment arrangement is to induce patient referrals. The federal Anti-Kickback Law is very broad in scope and is subject to modifications and differing interpretations. Violations are punishable by criminal fines, civil penalties, imprisonment or exclusion from participation in reimbursement programs. States, including Illinois, Nevada and California also have similar laws proscribing kickbacks, some of which are not limited to services for which government-funded payment may be made. As a result of amendments to the Anti-Kickback Law in the Health Reform Act, it is not necessary to prove either knowledge of the law or the specific intent to violate it in order to prove liability.

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

Many states, including Illinois, Nevada and California have also enacted statutes similar in scope and purpose to the Stark Law. These state laws may mirror the federal Stark Laws or may be broader in scope, as they generally apply regardless of payor and may apply to other licensed health care professionals in addition to physicians. The available guidance and enforcement activity associated with such state laws vary considerably. Some states also have laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers, if such arrangements are designed to induce or to encourage the referral of patients to a particular provider.

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

Many states, including Illinois, Nevada and California have similar false claims statutes that impose additional liability for the types of acts prohibited by the False Claims Act.

Fraud Alerts and Advisory Opinions

From time to time, various federal and state agencies, such as the DHHS, issue pronouncements that identify practices that may be subject to heightened scrutiny, as well as practices that may violate fraud and abuse laws. For example, the OIG’s 2010 and 2009 Work Plans describe a number of issues that are being examined with respect to home health agencies. We believe, but cannot assure you, that our operations comply with the principles expressed by the OIG in these reports and special fraud alerts.

Combating health care fraud and abuse is a priority of President Obama’s administration. For example, in May 2009, the DHHS and the DOJ announced a new and aggressive interagency task force called the Health Care Fraud Prevention and Enforcement Action Team whose efforts will include, among other things, expansion of strike force teams, assistance with state Medicaid audits, and use of technology to analyze CMS data in real time. Home health agencies have been a special target of these teams.

Health Insurance Portability and Accountability Act

Health Information Privacy and Security Standards

The Health Insurance Portability and Accountability Act, or HIPAA, privacy regulations contain detailed requirements concerning the use and disclosure of individually identifiable health information by “HIPAA covered entities,” which includes our company. In addition to the privacy requirements, HIPAA covered entities must implement certain security standards to protect the integrity, confidentiality and availability of certain electronic health information. On July 14, 2010, the Office for Civil Rights of DHHS (the “OCR”) published proposed regulations to implement the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”) provisions of the American Recovery and Reinvestment Act, or ARRA. The HITECH Act has imposed additional privacy and security requirements on health care providers and on their business associates. The HITECH Act also established certain health information security breach notification requirements which became effective February 22, 2010. A covered entity must notify any individual whose protected health information is “breached,” which means an unauthorized acquisition, access, use or disclosure that compromises the security or privacy of the protected health information. If the breach involves the information of 500 or more individuals in a single state or jurisdiction, the covered entity must also notify the media of the breach. If the breach involves the information of 500 or more individuals from any jurisdiction, the covered entity must also notify the Secretary of the DHHS, who will post notice of the breach on the DHHS website. Covered entities must make annual notification to the Secretary of the DHHS of all impermissible disclosures of protected health information that occurred in the prior year. Failure to comply with the HITECH Act could result in fines and penalties that could have a material adverse effect on us.

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

Insurance Programs and Costs

We maintain workers’ compensation, general and professional liability, automobile, directors’ and officers’ liability, fiduciary liability and excess liability insurance. We offer various health insurance plans to eligible full-time and part-time employees. We believe our insurance coverage and self-insurance reserves are adequate for our current operations. However, we cannot assure you that any potential losses or asserted claims will not exceed such insurance coverage and self-insurance reserves.

Employees

The following is a breakdown of our part- and full-time employees who provide home & community services and home health services, as well as the employees in our National Support Center, as of December 31, 2011:

	Full-time	Part-time	Total
Segment Employment
Home & community services	1,904	10,427	12,331
Home health services	243	896	1,139
National Support Center	126	6	132

Total	2,273	11,329	13,602

Our homecare aides are our employees who provide substantially all of the services provided by our home & community services division. Our homecare aides comprise approximately 90% of our total workforce. In most cases, our homecare aides undergo a criminal background check, and are provided with pre-service training and orientation and an evaluation of their skills. In many cases, homecare aides are also required to attend ongoing in-services education. In certain states, our homecare aides are required to complete certified training programs and maintain a state certification; however, no state in which we operate requires homecare aides to maintain a license similar to that of a nurse or therapist. Approximately 69% of our total employees are represented by labor unions. We maintain strong working relationships with these labor unions.

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

We have developed internally a highly scalable customized payroll management system. This system has been utilized for almost ten years to maintain and produce our payroll. This software is integrated with Horizon Homecare and other clinical data-management systems, and includes a feature for general ledger population, tax reporting, managing wage assignments and garnishments, on-site check printing, direct-deposit paychecks, and customizable heuristic analytical controls. Secure management reports are made available centrally and through our internal reporting module. This system was designed, and is continually maintained and updated, to satisfy our unique payroll and reporting needs with a minimum amount of operator training and labor.

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

For the year ended December 31, 2011, we derived approximately 80% of our net service revenues from agreements that are directly or indirectly paid for by state and local governmental agencies, such as Medicaid funded programs and Medicaid waiver programs. Governmental agencies generally condition their agreements with us upon a sufficient budgetary appropriation. If a governmental agency does not receive an appropriation sufficient to cover its contractual obligations with us, it may terminate an agreement or defer or reduce the amount of the reimbursement we receive. Almost all the states in which we operate are facing budgetary shortfalls due to the current economic downturn and the rising costs of health care, and as a result, have made, are considering or may consider making changes in their Medicaid, Medicaid waiver or other state and local medical and social programs. The Deficit Reduction Act of 2005 permits states to make benefit cuts to their

Medicaid programs, which could affect the services for which states contract with us. Changes that states have made or may consider making to address their budget deficits include:

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

Certain of these measures have been implemented by, or are proposed in, states in which we operate. For example, California has considered a number of proposals, including potential changes in eligibility standards or hours utilization and Illinois has delayed payments to providers. In 2011, we derived approximately 56% of our total net service revenues from services provided in Illinois, 10% of our total net service revenues from services provided in California and, 7% of our total net service revenues from services provided in Washington. Because a substantial portion of our business is concentrated in these states, any significant reduction in expenditures that pay for our services in these states and other states in which we do business may have a disproportionately negative impact on our future operating results. Provisions in the Health Reform Act increase eligibility for Medicaid, which may cause a reallocation of Medicaid funding. It is difficult to predict at this time what the effect of these changes would be on our business. If changes in Medicaid policy result in a reduction in available funds for the services we offer, our net service revenues could be negatively impacted.

Further, in an effort to control escalating Medicaid costs, states are increasingly requiring Medicaid beneficiaries to enroll in managed care plans. Under a health reform bill signed into law in January 2012, Illinois set a goal to increase the percentage of Medicaid beneficiaries in Medicaid managed care plans from the current 8% to 50% by 2015. The difficulty of getting healthcare providers to agree to sign up for the plans, however, has proved to be a stumbling block to managed care enrollment. States are also increasingly requiring Medicaid beneficiaries to work with case managers.

All states currently benefit from increased FMAP granted under the ARRA, which increases the share of federal dollars paid to states for services to Medicaid beneficiaries. The enhanced percentages were set to expire as of December 31, 2010 which would have occurred in the middle of most states’ 2011 fiscal year (July 2010 to June 2011). On August 10, 2010, President Obama signed into law a six-month FMAP extension through June 2011. The law scaled back the FMAP increase from the initial 6.2% to 3.2% for the first quarter (January 2011 through March 2011) and 1.2% for the second quarter (April 2011 through June 2011). It is difficult to estimate the impact lower FMAP increases is having on state budgets and particularly funding of Medicaid, Medicaid waiver or other state and local medical and social programs during the extension period and any subsequent changes to FMAP upon the expiration of the extension in June 2011. The Governor of Illinois has reported that state revenue is not sufficient to keep up with pension and Medicaid obligations. On February 22, 2012, the Governor of Illinois released his proposed budget for fiscal year 2013. He called for a $2.7 billion cut to the state’s $14 billion Medicaid program. Options to reach that goal include rate reduction and reform, eliminating some services, implementing utilization controls, and restricting Medicaid eligibility so that fewer people can qualify. Because a substantial portion of our business is concentrated in these programs, any significant reduction in expenditures that pay for our services may have a disproportionately negative impact on our future operating results. In February 2012, CMS agreed to allow Illinois to move forward on at least one of two efforts to combat Medicaid fraud. According to a letter from CMS to the Illinois Department of Healthcare and Family Services, state health officials will be permitted to verify the residency of Medicaid applicants to prevent non-residents from fraudulently obtaining health benefits intended for Illinois residents. Illinois had also requested to be permitted to verify income for qualification, but CMS’s letter did not address that. If Illinois identifies non-resident Medicaid beneficiaries and removes them from the Medicaid rolls or prevents non-resident individuals from becoming Medicaid beneficiaries, the number of consumers we serve in Illinois could be reduced, which could negatively affect our results of operations. Similarly, if CMS allows Illinois to verify income for Medicaid qualification and Illinois identifies Medicaid applicants or Medicaid beneficiaries who do not meet income requirements and prevents them from becoming Medicaid beneficiaries or removes beneficiaries from the Medicaid rolls, the number of consumers we serve in Illinois could similarly be reduced, which could also negatively affect our business.

Changes to eligibility requirements or methods of reimbursement for home health aides in the Illinois Medicaid program could adversely affect our net service revenues and profitability.

We derive approximately 46% of our revenue from the Illinois Medicaid program. On January 25, 2011, the governor of Illinois signed into law a comprehensive Medicaid reform law that is expected to achieve savings of $624 to $774 million over five years. Among other things, subject to federal government approval the law expands requirements for coordination of care for Medicaid beneficiaries, tightens the Medicaid eligibility process by requiring greater documentation to establish eligibility and requiring annual redetermination of eligibility. The law also establishes a moratorium on eligibility expansion and phasing out of permitting unpaid bills from one fiscal year to be paid in the following fiscal year. The law also will permit the state to move long-term care patients from institutional settings to less expensive community-based care. It is difficult to ascertain at this time what impact, if any, the new law will have on our business. If the law results in individuals having more difficulty in qualifying for the Medicaid program or results in fewer Medicaid beneficiaries qualifying for our services it would adversely affect our service revenues and profitability.

Delays in reimbursement due to state budget deficits or otherwise have decreased, and may in the future further decrease, our liquidity.

There is generally a delay between the time that we provide services and the time that we receive reimbursement or payment for these services. The majority of the 19 states in which we operate are operating with budget deficits for their current fiscal year. These and other states may in the future delay reimbursement, which would adversely affect our liquidity. Specifically, the State of Illinois is currently reimbursing us on a delayed basis, including with respect to our agreements with the Illinois Department on Aging, our largest payor. Our reimbursements from the State of Illinois could be further delayed. In addition, from time to time, procedural issues require us to resubmit claims before payment is remitted, which contributes to our aged receivables. Additionally, unanticipated delays in receiving reimbursement from state programs due to changes in their policies or billing or audit procedures may adversely impact our liquidity and working capital. Because we fund our operations primarily through the collection of accounts receivable, any delays in reimbursement would result in the need to increase borrowings under our credit facility.

Our revenue may be negatively impacted by a failure to appropriately document services and resulting delays in reimbursement.

Reimbursement to us is conditioned upon providing the correct procedure codes and properly documenting the services themselves, including the level of service provided, and the necessity for the services. If incorrect or incomplete documentation is provided or inaccurate reimbursement codes are utilized, this could result in nonpayment for services rendered and could lead to allegations of billing fraud. This could subsequently lead to civil and criminal penalties, including exclusion from government healthcare programs, such as Medicare and Medicaid. In addition, third-party payors may disallow, in whole or in part, requests for reimbursement based on determinations that certain amounts are not covered, services provided were not medically necessary, or supporting documentation was not adequate. Retroactive adjustments may change amounts realized from third-party payors and result in recoupments or refund demands, affecting revenue already received. In addition, timing delays may cause working capital shortages. Working capital management, including prompt and diligent billing and collection, is an important factor in achieving our financial results and maintaining liquidity. It is possible that documentation support, system problems, provider issues or industry trends may extend our collection period, which may materially adversely affect our working capital, and our working capital management procedures may not successfully mitigate this risk.

The implementation or expansion of self-directed care programs in states in which we operate and the implementation of accountable care organizations (ACOs) may limit our ability to increase our market share and could adversely affect our revenue.

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

In October 2011, CMS published final ACO regulations establishing a shared savings program to facilitate coordinate and cooperation among providers to improve the quality of care for Medicare fee-for-service beneficiaries and reduce unnecessary costs. CMS is encouraging healthcare providers, including homecare providers, to work together to better coordinate care for consumers. It may be difficult for home health agencies, such as ours, to participate in the planning process for formation of an ACO, and this may put us at a disadvantage in negotiating sharing of savings if we were to participate in an ACO. In addition, because other post-acute care providers can participate in the planning process, they may more readily participate in ACOs, and may attract referrals that otherwise would have been made to us. Participation in an ACO by our competitors in some markets may force us to participate as well, or if we do not participate, result in loss of business. Where we do not participate, we will need to mindful of quality measure criteria, and if we are unable to meet those criteria, we could be at risk for losing Medicare referrals. In addition, other savings programs similar to ACOs may be adopted by government and commercial payors to control costs and reduce hospital readmissions in which we could be financially at risk. We cannot predict what effect, if any, ACOs will have on our company.

Failure to renew a significant agreement or group of related agreements may materially impact our revenue.

In 2011, we derived approximately 43.2% of our net service revenues under agreements with the Illinois Department on Aging, 4.3% of our net service revenues under an agreement with Nevada Medicaid and 3.8% of our net service revenues under an agreement with the Riverside County (California) Department of Public Social Services. Each of our agreements is generally in effect for a specific term. For example, the services we provide to the Illinois Department on Aging are provided under a number of agreements that expire at various times through 2013, while our agreement with the Riverside County Department of Public Social Services is reevaluated and subject to renewal annually. Even though our agreements are stated to be for a specific term, they are generally terminable by the counterparty upon 60 days’ notice. Our ability to renew or retain our agreements depends on our quality of service and reputation, as well as other factors over which we have little or no control, such as state appropriations and changes in provider eligibility requirements. Additionally, failure to satisfy any of the numerous technical renewal requirements in connection with our proposals for agreements could result in a proposal being rejected even if it contains favorable pricing terms. Failure to obtain, renew or retain agreements with major payors may negatively impact our results of operations and revenue. We can give no assurance these agreements will be renewed on commercially reasonable terms or at all.

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

There are limited barriers to entry in providing home-based social and medical services, and the trend has been for states to eliminate many of the barriers that historically existed. For example, Illinois changed the way in which it procures home & community service providers in 2009, allowing all providers that are willing and capable to obtain state approval and provide services. This may increase competition in that state, and because we derived approximately 60% of our home & community net service revenues from services provided in Illinois in 2011, this increased competition could negatively impact our business.

Our competitors in some markets may participate in ACOs, which may force us to participate as well, or if we do not participate, may result in the loss of business. Also, where we do not participate we will need to be mindful of quality measurement criteria and if we are unable to meet those criteria we could be at risk for losing Medicare referrals. We cannot predict what effect, if any, ACOs will have on our company.

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

For the year ended December 31, 2011, we received approximately 12% of our net service revenues from Medicare. We generally receive fixed payments from Medicare for our services based on a projection of the services required by our consumers, which is generally based on acuity. For our Medicare consumers, we typically receive a 60-day episodic-based payment. Although Medicare currently provides for an annual adjustment of payment rates based on the increase or decrease of the medical care expenditure category of the Consumer Price Index, these rate increases may be less than actual inflation or costs, and could be eliminated or reduced in any given year. The base episode rate for home health services is also subject to an annual market basket adjustment. A market basket is a fixed-weight index that measures the cost of a specified mix of goods and services as compared to a base period. The home health market basket, which is used to adjust annually the Medicare base episodic rate for home health services, measures inflation or deflation in the prices of a mix of home health goods and services. This annual adjustment could also be eliminated or reduced in any given year. The Health Reform Act mandates a 1% reduction in the market basket update for 2011 and 2012 and a market basket productivity adjustment for 2015 and subsequent years. The market basket reductions may result in a negative adjustment. Medicare has in the past reclassified home health resource groups. As a result of reclassifications, we could receive lower reimbursement rates depending on the consumer’s case mix and services provided. Medicare reimbursement rates could also decline due to the imposition of co-payments or other mechanisms that shift responsibility for a portion of the amount payable to beneficiaries. Rates could also decline due to adjustments to the wage index. Changes could also occur in the therapy payment thresholds, or in reimbursement for specific thresholds, such as the changes to home health episodes with varying levels of therapy visits. Our profitability for Medicare reimbursed services largely depends upon our ability to manage the cost of providing these services. If we receive lower reimbursement rates, or if our cost of providing services increases by more than the annual Medicare price adjustment, our profitability could be adversely impacted.

The amount of reimbursement based on the home health market basket may be reduced with respect to an agency seeking reimbursement if certain requirements are not met. Reduction in the payments and cost limits for the identified basket of goods based on deflation or failure to meet certain requirements is referred to in the industry as a market basket reduction. The home health market basket increase is reduced by two percentage points to zero if an agency fails to submit certain required quality data. The required quality data consists of a set of data elements that are used to assess outcomes for adult homecare patients, which include, among other things, improvements in ambulation, bathing and surgical wound status.

In November 2010, CMS released the Final 2011 Home Health PPS Update. CMS made some revisions to its proposed regulations regarding face-to-face-encounters. The physician or non-physician practitioner must have a face-to-face encounter with the patient within 90 days of the home health start date. If there is no face-to-face encounter within the 90 day period or if the encounter did not relate to the reason for home health, a face-to-face encounter must occur within 30 days after the home health start date. CMS emphasized that the certification must be dated by the physician (not the home health agency) and the patient must be under the care of a physician while receiving home health services. However, the face-to-face encounter is only required for the initial certification. The certifying physician may not be the home health agency medical director and the physician or non-physician practitioner may not have a financial relationship with the home health agency. CMS also required that for therapy services, a qualified therapist (not a therapy assistant) must assess the patient, measure progress, and document progress toward therapy goals at least once every 30 days. For patients requiring 13 or 19 therapy visits, the qualified therapist must perform this evaluation at the 13th and 19th therapy visit. The requirement was relaxed for patients in rural areas, requiring the qualified therapist evaluation any time after the 10th visit and not later than the 13th visit, and after the 16th therapy visit but not later than the 19th visit. If more than one therapy is furnished, an evaluation must be made by a qualified therapist for each therapy. The Final 2011 Home Health PPS Update set an effective date for the face-to-face encounter requirement of January 1, 2011. After pleas from home health and hospice provider associations, physician groups and others, CMS suspended the requirement until April 1, 2011.

CMS also announced that it is going to assess a variety of home health issues, including the then current therapy threshold reimbursement. CMS also clarified its rules regarding change of ownership of home health agencies and the 36-month rule. If there is a change of ownership within 36 months of enrollment in Medicare or within 36 months of a prior change of ownership, the home health agency must undergo a new survey. CMS clarified that indirect ownership changes are not subject to the 36-month rule. There are also several exceptions to the 36-month rule but in order to qualify, the home health agency must have submitted two or more consecutive cost reports (excluding low utilization cost reports or no cost report). Exceptions to the 36-month rule include death of an owner and changes in business structure as long as ownership remains the same.

In its March 2011 report to Congress, MedPAC made several recommendations that could adversely affect the home health industry and potentially our business, including recommendations that Congress rebase the payment system in a manner that would increase payments for non-therapy services and decrease payments for therapy services and a recommendation to impose a beneficiary copayment for individuals that do not begin home health services following an inpatient stay or a stay in a post acute care facility. The Health Reform Act requires CMS to rebase payments for home health services, reducing payments beginning in 2013 with a four-year phase-in and full implementation in 2016. On July 23, 2010, CMS published the Proposed 2011 Home Health PPS Update. A proposed overall reduction in the home health payment base rate of 4.9% included a reduction for each 60-day episode and the conversion factor for NRS of 3.79%. The 3.79% decrease, which also is imposed in 2012, is a result of the CMS determination that there has been a general increase in case mix that CMS believes is unwarranted. CMS believes that this “case-mix creep” is due to improved coding, coding practice changes, and other behavioral responses to the change in reimbursement that went into effect in 2009, including greater use of high therapy treatment plans above what CMS believes is any increase in patient acuity. CMS warned that it will continue to monitor changes in case-mix. If new data identifies additional increases in case-mix, CMS will impose further reductions that will not be phased in over multiple years.

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

As mandated by the Health Reform Act, on October 20, 2011, CMS released final regulations for the Medicare Shared Savings Program. Although the Health Reform Act mandates that the program be established no later than January 1, 2012, CMS set start dates of April 1, 2011 and July 1, 2011. The Medicare Shared Savings Program is designed to give financial incentives to healthcare providers and suppliers that meet criteria established by DHHS that work together to manage and coordinate care through ACOs for fee-for-service Medicare beneficiaries assigned to the ACO by CMS to increase quality of care and reduce costs. Participating providers and suppliers would share in the savings generated and, in one of two plans, bear the risk of losses. In proposed regulations published April 7, 2011, CMS requested comments on a number of issues including the range of providers and suppliers that could participate in an ACO. Reaction to the proposed regulations issued on April 7, 2011 was generally negative especially with regard to start up costs, retroactive assignment of beneficiaries, antitrust issues, the proposed quality measures (both the number and complexity), and the lack of a model that only includes shared savings. The final regulations addressed several but not all of these concerns. The final regulations set a “savings-only model” where providers share any savings over a threshold amount but do not share any losses, as well as a two sided model where the ACO shares in the savings but is also at risk for losses. The number of quality measures is reduced by almost one half, and beneficiaries are assigned prospectively. In connection with the ACO rules, also on October 20, 2011, the FTC and the DOJ released a joint antitrust policy statement, the IRS released a fact sheet, and the OIG released an interim final rule with five fraud waivers (waiving prosecution under the Anti-Kickback Law, the Stark Law and the CMPL and laws regarding gain sharing arrangements.) The FTC and the DOJ antitrust policy statement addressed some but not all antitrust concerns. The OIG waivers set forth who would be protected by the waivers and under what circumstances. A home health agency cannot qualify for a waiver for activities during ACO pre-participation, which would include activities in the start-up period until an application is accepted but which CMS states could also occur during the participation period. Post-acute care facilities, such as SNFs and IRFs, can qualify for pre-participation waivers. Without a pre-participation waiver, it may be difficult for home health agencies, such as ours, to participate in the planning process for formation of an ACO and this may put us at a disadvantage in negotiating sharing of savings if we were to participate in an ACO. In addition, because other post-acute care providers, such as SNFs and IRFs, can participate in the planning process they may more readily participate in ACOs and may attract referrals that otherwise would have been made to us. On December 19, 2011, CMS announced 32 pilot “pioneer ACOs.” The first performance period began on January 1, 2012. Although provider and supplier participation in an ACO is voluntary, participation by our competitors in some markets may force us to participate as well, or if we do not participate, result in loss of business. Also, where we do not participate we will need to be mindful of quality measure criteria and if we are unable to meet those criteria we could be at risk for losing Medicare referrals. In addition, other savings programs similar to ACOs may be adopted by government and commercial payors to control costs and reduce hospital readmissions in which we could be financially at risk. We cannot predict what effect, if any, ACOs will have on our company.

Pursuant to the Final 2012 Home Health PPS Update, CMS finalized a 5.06% reduction to the national standardized 60-day episode rates to account for its perceived nominal case-mix growth since the inception of the home health PPS through 2009, phasing in the reduction over 2 years. The reduction in calendar year 2012 is 3.79% and the remaining 1.32% will be applied for calendar year 2013. The effective market basket update for calendar year 2012 is 1.4% (resulting from a market basket update of 2.4% less the required reduction of 1.0%). Home health agencies that do not meet quality data reporting requirements have a market basket update of -0.6%. After applying the 3.79% reduction, the 60-day episode rate for calendar year 2012 is lower than the rate for calendar year 2011. CMS also implemented several other changes that it had proposed in its notice of proposed rulemaking in July 2011. First, CMS removed two codes for hypertension from the home health PPS case-mix model’s hypertension group. Second, CMS revised payment weights to provide what it believes are more accurate case-mix payments, lowering the relative weights for home health episodes with a high number of therapy visits and increasing the weights for episodes with little or no therapy. The effect is to lower payments for home health episodes with high numbers of therapy visits and increase payments to episodes with little or no therapy. Third, CMS increased payments for episodes of care with three to five therapy visits so that these episodes have higher payment to cost ratios and reduced payments for episodes with 20 or just higher than 20 therapy visits so that episodes with approximately 20 therapy visits have more reasonable payment to cost ratio. Episodes with three to five therapy visits have a higher payment to cost ratio and receive higher payments and episodes of 20 or just over 20 visits have lower cost ratios. All changes were to be made in a budget neutral way. In addition, CMS clarified the definition of “confined to the home” (homebound status) for qualification for home health services and relaxed the requirement for initial physician certification for home health services permitting the patient’s attending physician at a hospital or post acute care facility to conduct the face-to-face encounter and inform the certifying physician of his or her findings. CMS also reported that for future rulemaking it plans to do further analysis of the costs for providing therapy visits and the use of therapy assistants and plans to make further rate adjustments in accordance with its findings.

On February 13, 2012, the President submitted his 2013 fiscal year budget to Congress. The budget includes a co-payment of $100 per episode of care for individuals using home health services not preceded by a hospitalization to begin in 2017. Individuals that have first dollar coverage for Medicare copayments would be assessed a Part B premium surcharge. The President’s budget is a recommendation to Congress by the President. It is not possible to know at this time whether Congress will enact into law the President’s budget proposals regarding home health services.

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

The Health Reform Act requires a physician or non-physician practitioner to have a face-to-face encounter with each new home health patient. CMS is requiring an encounter related to the reason for home health services to occur within 90 day prior to the home health start date or within 30 days after the start date. The face-to-face encounter requirement for home health and hospice providers became effective April 1, 2011. We are required to have fully established such internal processes and have appropriate documentation of required encounters. In addition, as noted above, a face-to-face encounter requirement is proposed for Medicaid. If face-to-face encounters become burdensome, some consumers may not be able to receive home health services, which could have a negative impact on our future operating results.

We are subject to extensive government regulation. Changes to the laws and regulations governing our business could negatively impact our profitability and any failure to comply with these regulations could adversely affect our business.

The federal government and the states in which we operate regulate our industry extensively. The laws and regulations governing our operations, along with the terms of participation in various government programs, impose certain requirements on the way in which we do business, the services we offer, and our interactions with consumers and the public. These requirements include matters related to:

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

The Health Reform Act includes several provisions that may affect reimbursement for home health agencies. Congress directed the Secretary of DHHS to develop a program for value-based purchasing program for payments to home health agencies. The Health Reform Act also creates CMMI, to test payment and service delivery systems to reduce program expenditures. Among the issues that are to be addressed by CMMI are: allowing the states to test new models of care for individuals dually eligible for Medicare and Medicaid, supporting “continuing care hospitals” that offer post acute care during the 30 days following discharge, funding home health providers that offer chronic care management services, and establishing pilot programs that bundle acute care hospital services with physician services and post-acute care services, including home health services for patients with certain selected conditions. We may have difficulty negotiating for a fair share of the bundled payment. In addition, we may be unfairly penalized if a consumer is readmitted to the hospital within 30 days of discharge for reasons beyond our control. The Health Reform Act also requires CMS to rebase payments for home health services, reducing payments beginning 2013 with a four-year phase-in and full implementation in 2016. Reductions may not exceed 3.5% of the reimbursement in effect on March 23, 2010. The Health Reform Act mandates a 1% reduction in the market basket update for 2011 and 2012 and a market basket productivity adjustment for 2015 and subsequent years. The market basket reductions may result in a negative adjustment. The Health Reform Act reduces total payments for all home health agencies for outliers from 5% to 2.5%, and, in addition, caps payments to any one home health agency to no more than 10% of the payments received by the home health agency in a year. The Health Reform Act provides for the appointment of a 15-member IMAB that will have authority to recommend cost cutting measures to Congress to control the growth of Medicare spending, reducing expenditures to certain targeted amounts and other changes to the Medicare program. The IMAB would be appointed by the President. Congress will be severely limited in its ability to debate or modify recommendations of the IMAB, giving the IMAB broad powers to reduce Medicare spending and modify the program.

The Health Reform Act is broad, sweeping reform, and is subject to change, including through the adoption of related regulations, the way in which its provisions are interpreted and the manner in which it is enforced. The Health Reform Act is currently the subject of more than 20 constitutional challenges in federal courts. Some federal courts have upheld the constitutionality of the Health Reform Act or dismissed cases on procedural grounds. Others have held that the requirement that individuals maintain health insurance or pay a penalty to be unconstitutional, although none of the orders has enjoined its operation. The United States Supreme Court will review challenges to the Health Reform Act on March 26-28, 2012, including whether, if the health insurance mandate is not constitutional, all or some other portions of the Health Reform Act are not severable and cannot be implemented. A decision is expected by July 2012. In addition, there have been efforts in Congress to repeal or amend the Health Reform Act. It is difficult to predict the impact of the Health Reform Act due to its complexity, lack of implementing regulations or interpretive guidance, gradual or potentially delayed implementation, pending court challenges and possible amendment or repeal, as well as our inability to foresee how individuals and businesses will respond to the choices afforded them by the law. We cannot assure you, however, that the provisions described above, or that any other provisions of the Health Reform Act, will not adversely impact our business, results of operations or financial results. We may be unable to mitigate any adverse effects resulting from the Health Reform Act.

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

MedPAC made the following recommendations to Congress:

•	DHHS, with the OIG, should conduct medical review activities in counties that have aberrant home health utilization;

•	DHHS should implement the new authorities to suspend payment and the enrollment of new providers if they indicate significant fraud;

•	Congress should direct the DHHS to begin a two-year rebasing of home health rates in 2013 and eliminate the market basket update for 2012;

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

Under the RAC program, third party firms engaged by CMS conduct extensive reviews of claims data and non-medical and other records to identify potential improper payments under Medicare. In recent years, federal and state civil and criminal enforcement agencies have heightened and coordinated their oversight efforts related to the healthcare industry, including with respect to referral practices, cost reporting, billing practices, joint ventures and other financial relationships among health care providers.

Although we have invested substantial time and effort in implementing policies and procedures to comply with laws and regulations, we could be subject to liabilities arising from violations. A violation of the laws governing our operations, or changes in the interpretation of those laws, could result in the imposition of fines, civil or criminal penalties, the termination of our rights to participate in federal and state-sponsored programs or the suspension or revocation of our licenses to operate. If we become subject to material fines or if other sanctions or other corrective actions are imposed upon us, we may suffer a substantial reduction in revenues.

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

In the last three years, we have grown our business primarily through start-up, or de novo, locations, and we may in the future start up new locations in existing and new markets. Start-ups involve significant risks, including those relating to licensure, accreditation, hiring new personnel, establishing relationships with referral sources and delayed or difficulty in installing our operating and information systems. We may not be successful in establishing start-up locations in a timely manner due to generating insufficient business activity and incurring higher than projected operating cost that could have a material adverse effect on our financial condition, results of operations and cash flows.

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

At December 31, 2011 and December 31, 2010, we had cash balances of $2.0 million and $0.8 million, respectively. As of December 31, 2011 we had $24.8 million outstanding on our credit facility. After giving effect to the amount drawn on our credit facility, approximately $7.4 million of outstanding letters of credit and borrowing limits based on an advanced multiple of adjusted EBITDA, we had $21.8 million available for borrowing under the credit facility as of December 31, 2011. Since our credit facility provides for borrowings based on a multiple of an EBITDA ratio, any declines experienced in our EBITDA would result in a decrease in our available borrowings under our credit facility. We have had the benefit of an accommodation from the lenders under the credit facility pursuant to which we were permitted to add back approximately $1.8 million to adjusted EBITDA for the purpose of determining availability under the credit facility. The effect of the add back was to increase availability by approximately $5.8 million until March 1, 2012. On March 1, 2012, the add back allowance was reduced by $200,000 and will continue to be reduced by $200,000 on the first day of each month thereafter until the add back is eliminated, which will result in a reduction in availability of $650,000 on the first day of each month thereafter until the add back is eliminated.

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

We are subject to a risk of work stoppages and other labor relations matters because our hourly workforce is highly unionized. As of December 31, 2011, approximately 69% of our hourly workforce was represented by two national unions, including the Service Employees International Union, which is our largest union. Our local labor agreements will be negotiated as they expire, which will occur at various times through 2012. Upon expiration of these collective bargaining agreements, we may not be able to negotiate labor agreements on satisfactory terms with these labor unions. A strike, work stoppage or other slowdown could result in a disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business. Labor costs are the most significant component of our total expenditures and, therefore, an increase in the cost of labor could significantly harm our business.

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

In addition, due to the allocation by Congress of significant additional funds and other incentives to Medicare managed care providers in order to promote greater participation in those plans by Medicare beneficiaries, the size of the Medicare fee-for-service market could decline, thereby reducing the number of our consumers, which could cause our operating results to suffer. Managed care organizations and other third party payors continue to consolidate, which enhances their ability to influence the delivery of healthcare services. Consequently, the healthcare needs of consumers in the United States are increasingly served by a smaller number of managed care organizations. These organizations generally enter into service agreements with a limited number of providers. Our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected if these organizations terminate us as a provider and/or engage our competitors as a preferred or exclusive provider. In addition, should private payors, including managed care payors, seek to negotiate additional discounted fee structures or the assumption by healthcare providers of all or a portion of the financial risk through prepaid capitation arrangements, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected.

If we are unable to react competitively to new developments, our operating results may suffer. We cannot assure you that we will be able to compete successfully against current or future competitors, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

We are subject to federal and state laws that govern our financial relationships with physicians and other health care providers, including potential or current referral sources.

We are required to comply with federal and state laws, generally referred to as “anti-kickback laws,” that prohibit certain direct and indirect payments or other financial arrangements that are designed to encourage the referral of patients to a particular medical services provider. In addition, certain financial relationships, including ownership interests and compensation arrangements, between physicians and providers of designated health services, such as our company, to whom those physicians refer patients, are prohibited by the Stark Law and similar state laws. Under both the Anti-Kickback Laws and the Stark Law, there are a number of safe harbors and exceptions that permit certain carefully constrained relationships. For example, we currently utilize the personal services exception to the Stark Law for our contractual relationships with certain physicians who provide medical director services to our company and who are current or potential referral sources. Courts or regulatory agencies may interpret the federal Anti-Kickback Law, the Stark Law and similar state laws regulating relationships between health care providers and physicians in ways that will implicate our business. Provisions in the Health Reform Act make it easier to prosecute an Anti-Kickback Law violation as it is no longer necessary for the government to prove that a person had the specific intent to violate the statute. The Health Reform Act permits the government or a whistleblower to file an action under the False Claims Act if there an arrangement that violates the Anti-Kickback Law or the Stark Law. In addition, the DHHS may withhold payments if it believes in its discretion that there is credible evidence of fraud. Violations of these laws could lead to fines and exclusions or other sanctions that could have a material adverse effect on our business.

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

If we experience a reduction in the performance, reliability, or availability of our information systems, our operations and ability to process transactions and produce timely and accurate reports could be adversely affected. If we experience difficulties with the transition and integration of information systems or are unable to implement, maintain, or expand our systems properly, we could suffer from, among other things, operational disruptions, regulatory problems, and increases in administrative expenses.

Our business requires the secure transmission of confidential information over public networks. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security systems and consumer data stored in our information systems. Anyone who circumvents our security measures could misappropriate our confidential information or cause interruptions in our services or operations. The Internet is a public network, and data is sent over this network from many sources. In the past, computer viruses or software programs that disable or impair computers have been distributed and have rapidly spread over the Internet. Computer viruses could be introduced into our systems which could disrupt our operations or make our systems inaccessible. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. Our security measures may be inadequate to prevent security breaches, and our business operations would be negatively impacted by cancellation of contracts and loss of consumers if security breaches are not prevented.

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

Eos Capital Partners III, L.P. and Eos Partners SBIC III, L.P., or the Eos Funds, together beneficially own approximately 37.3% of our outstanding common stock. As a result, the Eos Funds have the ability to significantly influence all matters submitted to our stockholders for approval, including:

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

Goodwill and intangible assets with finite lives represent a significant portion of our assets. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill has been impaired. If as part of our annual review of goodwill and intangibles, we were required to write down all or a significant part of our goodwill and/or intangible assets, our net earnings and net worth could be materially adversely affected, which could affect our flexibility to obtain additional financing. In addition, if our assumptions used in preparing our valuations of our reporting units for purposes of impairment testing differ materially from actual future results, we may record impairment charges in the future and our financial results may be materially adversely affected. We had $50.7 million of goodwill and $8.0 million of intangible assets recorded on our consolidated balance sheet at December 31, 2011.

In light of the current Federal and state economic and reimbursement environments and state budgetary pressures to decrease or eliminate services we provide, we completed a preliminary assessment of fair value of our two reporting units and the potential for goodwill impairment as of June 30, 2011. Our total stockholders’ equity as of September 30, 2011 was significantly greater than our market capitalization. Based on updates to our business projections and forecasts, and other factors, we determined that the estimated fair value of our home health reporting unit was less than the net book value indicating that its allocated goodwill was impaired. The preliminary assessment for the home & community reportable segment indicated that its fair value was greater than its net book value with no initial indication of goodwill impairment.

As permitted by ASC Topic 350 “Goodwill and Intangible Assets”, when an impairment indicator arises toward the end of an interim reporting period, a company may recognize its best estimate of that impairment loss. Based on our preliminary analysis prepared as of June 30, 2011, we determined that all of the $13.1 million allocated to goodwill for the home health reportable unit as of September 30, 2011 was impaired and recorded a goodwill impairment loss in the third quarter of 2011. In connection with our preliminary assessment of fair value discussed above, we also determined that all of the $2.9 million allocated to identifiable intangible assets and indefinite-lived assets for the home health reportable unit as of September 30, 2011 was impaired and recorded an impairment loss in the third quarter of 2011. The analysis prepared as of June 30, 2011 was preliminary and subject to the completion of our annual impairment test as of October 1, 2011. We completed our annual impairment test of goodwill as of October 1, 2011 and determined that no additional impairment charges or adjustments were required. The goodwill for the Company’s two reporting units, home & community and home health was $50.7 million and $0, respectively. Home & community had fair values in excess of carrying amounts of approximately $9.1 million, or 8.9% as of October 1, 2011.

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

•

we have a small base of registered shares of common stock consisting of the 5.4 million shares we issued in our initial public offering (“IPO”), which represents approximately 50.1% of our total common shares outstanding, that could result in significant stock price movements upward or downward based on low levels of trading volume in our common stock;

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

In addition, the stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of homecare companies. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In the past, securities class-action litigation has often been brought against companies following periods of volatility in the market price of their respective securities. We have been and may become involved in this type of litigation in the future. Litigation of this type is often expensive to defend and may divert our management team’s attention as well as resources from the operation of our business.

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

Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires our management to report on, and may require our independent registered public accounting firm to attest to, the effectiveness of our internal controls over financial reporting. It is likely that we will not be required to comply with the reporting requirements under Section 404(b) of the Sarbanes-Oxley Act in the 2012 calendar year since our public float is currently significantly below the $75.0 million threshold for becoming an accelerated filer. Compliance with SEC regulations adopted pursuant to Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting. This requirement increases our legal and financial compliance costs, makes some activities more difficult, time-consuming or costly and may also place strain on our personnel, systems and resources. Compliance with public reporting and Sarbanes-Oxley Act requirements will require us to build out our compliance, accounting and finance staff. In connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, we may identify deficiencies or material weaknesses that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. Implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers and employees, entail substantial costs to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. Moreover, if we fail to satisfy the requirements of Section 404 on a timely basis, we could be subject to regulatory scrutiny and sanctions, our ability to raise capital could be impaired, investors may lose confidence in the accuracy and completeness of our financial reports and our stock price could be adversely affected. In addition, we could have undetected internal control weaknesses and deficiencies if we continue to not be required to comply with Section 404(b) of the Sarbanes-Oxley Act, which would require our independent registered public accounting firm to attest to the effectiveness of our internal controls over financial reporting.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses and pose challenges for our management team.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated there-under, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets. We are committed to maintaining high standards of internal controls over financial reporting, corporate governance and public disclosure. As a result, we intend to continue to invest appropriate resources to comply with evolving standards, and this investment has resulted and will likely continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Declines in earnings could create future liquidity problems.

The availability of funds under the revolving credit portion of our credit facility is based on the lesser of (i) the product of adjusted EBITDA, as defined, for the most recent 12-month period multiplied by the specified advance multiple, up to 3.25, less the outstanding senior indebtedness and letters of credit or (ii) $55.0 million less the outstanding revolving loans and letters of credit. As of December 31, 2011 our total availability under our credit facility was $21.8 million.

We have had the benefit of an accommodation from the lenders under the credit facility pursuant to which we were permitted to add back approximately $1.8 million to adjusted EBITDA for the purpose of determining availability under the credit facility. The effect of the add back was to increase availability by approximately

$5.8 million until March 1, 2012. On March 1, 2012, the add back allowance was reduced by $200,000 and will continue to be reduced by $200,000 on the first day of each month thereafter until the add back is eliminated, which will result in a reduction in availability of $650,000 on the first day of each month thereafter until the add back is eliminated.

The current Federal and state economic and reimbursement environments and state budgetary pressures to decrease or eliminate services we provide could negatively affect our future earnings. This decrease in earnings would reduce the availability of funds under our credit facility which could have a negative impact on our future operating results.

ITEM 2.	PROPERTIES

We do not own any real property. As of December 31, 2011, we operated at 128 leased properties including our National Support Center. Home & community services are operated out of 100 of these facilities, while home health services are operated out of 24 of these facilities. We lease approximately 27,462 square feet of an office building in Palatine, Illinois, which serves as our corporate headquarters, from a member of our board of directors and the former Chairman of Addus HealthCare.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are subject to claims and suits arising in the ordinary course of our business, including claims for damages for personal injuries. In our management’s opinion, the ultimate resolution of any of these pending claims and legal proceedings will not have a material adverse effect on our financial position or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low
2011
Fourth Quarter	$4.08	$3.25
Third Quarter	6.10	4.02
Second Quarter	6.09	4.98
First Quarter	5.23	4.15

2010
Fourth Quarter	$4.63	$2.80
Third Quarter	5.89	3.75
Second Quarter	6.28	4.64
First Quarter	9.72	5.52

Holders

As of February 29, 2012, there were 30 holders of record of our common stock.

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

	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net service revenues (1)	$273,100	$271,732	$259,305	$236,306	$194,567
Cost of service revenues	191,305	191,853	182,693	167,254	139,268

Gross profit	81,795	79,879	76,612	69,052	55,299
General and administrative expenses (5)	66,926	63,841	59,924	52,112	44,233
Goodwill and intangible asset impairment charge (6)	15,989	—	—	—	—
Revaluation of contingent consideration (7)	(469)	—	—	—	—
Depreciation and amortization	3,554	4,046	4,913	6,092	6,029

Total operating expenses	86,000	67,887	64,837	58,204	50,262

Operating income (loss)	(4,205)	11,992	11,775	10,848	5,037
Interest income (8)	(2,263)	(155)	—	—	—
Interest expense (2)	2,524	3,159	6,773	5,755	4,808

Total interest expense, net	261	3,004	6,773	5,755	4,808
Income (loss) before income taxes	(4,466)	8,988	5,002	5,093	229
Income tax expense (benefit)	(2,485)	2,960	1,400	1,070	32

Net income (loss)	(1,981)	6,028	3,602	4,023	197
Less: Preferred stock dividends, undeclared subject to payment upon conversion; declared and converted in November 2009	—	—	(5,387)	(4,270)	(3,882)

Net income (loss) attributable to common shareholders	$(1,981)	$6,028	$(1,785)	$(247)	$(3,685)

Basic and diluted income (loss) per common share:
Basic and diluted income (loss) per common share	$(0.18)	$0.57	$(0.66)	$(0.24)	$(3.62)

Weighted average number of common shares and potential common shares outstanding:
Basic	10,752	10,604	2,707	1,019	1,019
Diluted	10,752	10,606	2,707	1,019	1,019

	2011	2010	2009	2008	2007
Operational Data:
General:
Adjusted EBITDA (in thousands) (3)	$15,200	$16,293	$16,985	$17,212	$12,010
States served at period end	19	19	16	16	14
Locations at period end	118	129	122	122	104
Employees at period end	13,602	13,284	12,559	12,137	10,797
Home & Community Data:
Average census	22,786	22,598	21,844	21,032	18,527
Billable hours (in thousands)	13,066	13,132	12,835	12,139	10,421
Billable hours per business day	51,441	51,905	50,333	47,418	40,867
Revenues per billable hour	$16.95	$16.81	$16.37	$15.57	$14.36
Home Health Data:
Average census:
Medicare	1,555	1,485	1,427	1,270	1,130
Non-Medicare	1,677	1,491	1,528	1,413	1,435
Medicare admissions (4)	8,934	8,517	7,734	7,232	6,223
Medicare revenues per episode completed	$2,399	$2,634	$2,569	$2,606	$2,563
Percentage of Revenues by Payor:
State, local or other governmental	80%	80%	81%	82%	81%
Medicare	12	12	12	12	13
Other	8	8	7	6	6

	2011	2010	2009	2008	2007
	(in thousands)
Consolidated Balance Sheet Data:
Cash	$2,020	$816	$518	$6,113	$21
Accounts receivable, net of allowances	72,368	70,954	70,491	49,237	43,330
Goodwill and intangibles	58,739	77,500	72,564	64,961	63,158
Total assets	154,692	166,924	161,315	135,748	118,656
Total debt	31,527	45,185	49,239	63,176	54,653
Stockholders’ equity	86,441	88,091	80,567	34,575	34,550

(1)	Acquisitions completed in 2010 included $5.7 million of growth in net service revenues for the year ended December 31, 2010 compared to the year ended December 31, 2009. Acquisitions completed in 2008 included in 2009 accounted for $5.2 million of growth in net service revenues for the year ended December 31, 2009 compared to the year ended December 31, 2008. Acquisitions completed in 2008 and the results for the first twelve months of 2007 acquisitions included in 2008 accounted for $24.6 million of the growth in net service revenues for the year ended December 31, 2008 compared to the year ended December 31, 2007.

(2)	During 2009 we incurred one-time charges relating to our IPO which included $1.2 million of separation costs related to the former Chairman of Addus HealthCare which was charged to general and administrative expenses; a charge to interest expense pursuant to the contingent payment agreement in which an amount equal to $12.7 million was paid upon the completion of our IPO , of which $1.8 million was deemed interest expense; and the write-off of $0.8 million in unamortized debt issuance costs relating to our former credit facility that was charged to interest expense.

(3)	We define Adjusted EBITDA as earnings before goodwill and intangible asset impairment charge, revaluation of contingent consideration, net interest (income) expense, taxes, depreciation, amortization, and stock-based compensation expense. Adjusted EBITDA is a performance measure used by management that is not calculated in accordance with generally accepted accounting principles in the United States (GAAP). It should not be considered in isolation or as a substitute for net income, operating income or any other measure of financial performance calculated in accordance with GAAP.

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

•

We adopted ASC Topic 718 “Share-Based Payment,” on September 19, 2006, the effective date of our 2006 Stock Incentive Plan (the “2006 Plan”), and recorded stock-based compensation expense of $0.3 million per year for the years ended December 31, 2011, 2010, 2009 and 2008, respectively. We recorded $0.9 million of stock-based compensation expense for the year ended December 31, 2007. By comparing our Adjusted EBITDA in different periods, our investors can evaluate our operating results without stock-based compensation expense, which is a non-cash expense that is not a key measure of our operations.

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

•	Adjusted EBITDA does not reflect any goodwill and intangible asset impairment charges;

•	Adjusted EBITDA does not reflect any revaluation of contingent consideration; and

•	other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure

Management compensates for these limitations by using GAAP financial measures in addition to Adjusted EBITDA in managing the day-to-day and long-term operations of our business. We believe that consideration of Adjusted EBITDA, together with a careful review of our GAAP financial measures, is the most informed method of analyzing our company.

The following table sets forth a reconciliation of net income, the most directly comparable GAAP measure, to Adjusted EBITDA:

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Reconciliation of Adjusted EBITDA to net income (loss):
Net income (loss)	$(1,981)	$6,028	$3,602	$4,023	$197
Goodwill and intangible asset impairment charge	15,989	—	—	—	—
Revaluation of contingent consideration	(469)	—	—	—	—
Interest income	(2,263)	(155)	—	—	—
Interest expense	2,524	3,159	6,773	5,755	4,808
Income tax expense (benefit)	(2,485)	2,960	1,400	1,070	32
Depreciation and amortization	3,554	4,046	4,913	6,092	6,029
Stock-based compensation expense	331	255	297	272	944

Adjusted EBITDA	$15,200	$16,293	$16,985	$17,212	$12,010

The selected historical consolidated statements of operations data for the fiscal years ended December 31, 2011, 2010, and 2009 and the balance sheet data as of December 31, 2011 and 2010, were derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated statements of operations data for the years ended December 31, 2008 and 2007, and the balance sheet data as of December 31, 2008 and 2007 were derived from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

(4)	Medicare admissions represents the aggregate number of new cases approved for Medicare services during a specified period.

(5)	Adjusted EBITDA for 2009 includes a $1.2 million charge related to the separation agreement with the former Chairman of Addus HealthCare.

(6)	During the third quarter of 2011, we determined that all of the $16.0 million allocated to goodwill and intangible assets for our home health reportable unit as of September 30, 2011 was impaired and recorded an impairment loss of $16.0 million for 2011. The impairment charge is noncash in nature and does not affect our liquidity or cash flows from operating activities. Additionally, the goodwill impairment had no effect on our borrowing availability or covenants under our credit facility agreement. The analysis prepared as of June 30, 2011 was preliminary and subject to the completion of our annual impairment test as of October 1, 2011. Our annual impairment analysis was completed in the fourth quarter and we determined that no additional impairment charges or adjustments were required.

(7)	Adjusted EBITDA for 2011 includes a $0.5 million non-cash gain for the revaluation of contingent consideration originally estimated for the purchase of our South Carolina subsidiary.

(8)	Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received. We recorded prompt payment interest income of $2.3 million and $0.2 million in the years ended December 31, 2011 and 2010, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a comprehensive provider of a broad range of social and medical services in the home focused primarily on the dual eligible population. Our services include personal care and assistance with activities of daily living, skilled nursing and rehabilitative therapies, and adult day care. Our consumers are individuals with special needs who are at risk of hospitalization or institutionalization, such as the elderly, chronically ill and disabled. Our payor clients include federal, state and local governmental agencies, commercial insurers, and private individuals. We provide our services through 118 locations across 19 states to over 26,000 consumers.

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

We utilize a coordinated care model that is designed to enhance consumer outcomes and satisfaction as well as lower the cost of acute care treatment and reduce service duplication. Through our coordinated care model, we utilize our social services to observe and report changes in the condition of our consumers for the purpose of early intervention in the disease process, thereby preventing or reducing the cost of medical services, and/or institutionalization.

We also utilize an integrated service delivery model, in selected markets, which maximizes the long-term relationship we have with our consumers in our home & community segment through on-going monitoring and offering our home health services to this same population as their needs warrant. The model also includes offering home & community services to our home health consumers and the referral sources in that segment. This provides us with diversified sources of revenue, allows our consumers to access both social and medical services from one homecare provider and appeals to referral sources who are seeking a provider with a breadth of services.

In our target markets, our care and service coordinators work with our caregivers, consumers and their medical providers to review our consumers’ current and anticipated service needs and, based on this continuous review, identify coordination and/or integration opportunities.

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

On July 26, 2010, we entered into an Asset Purchase Agreement (the “Purchase Agreement”), pursuant to which we acquired the operations and certain assets of Advantage Health Systems, Inc., a South Carolina corporation (“Advantage”). Advantage is a provider of home & community, home health and hospice services in South Carolina and Georgia, which expanded our services across 19 states. The total consideration payable pursuant to the Purchase Agreement was $8.3 million, comprised of $5.1 million in cash, common stock consideration with a deemed value of $1.2 million resulting in the issuance of 248,000 common shares, a maximum of $2.0 million in future cash consideration subject to the achievement of certain performance targets set forth in an earn-out agreement and the assumption of certain specified liabilities. In April 2011, we paid the first earn-out payment of $0.5 million to the sellers of Advantage. During the fourth quarter of 2011 we completed a revaluation of the remaining contingent earn-out obligation and recorded a reduction of approximately $0.5 million with a remaining obligation of $0.7 million as of December 31, 2011.

In March 2010, the President signed into law the Health Reform Act. The Health Reform Act includes several provisions that may affect reimbursement for home health agencies. The Health Reform Act is broad, sweeping reform, and is subject to change, including through the adoption of related regulations, the way in which its provisions are interpreted and the manner in which it is enforced. We cannot assure you that the provisions of the Health Reform Act will not adversely impact our business, results of operations or financial position. We may be unable to mitigate any adverse effects resulting from the Health Reform Act.

On July 14, 2010, the OCR published proposed regulations to implement the HITECH Act. Failure to comply with HIPAA could result in fines and penalties that could have a material adverse effect on us. Recently, the OCR has imposed substantial financial and other penalties on covered entities that improperly disclosed individuals’ health information.

In November 2010, CMS released its Final 2011 Home Health PPS Update. It included a 1.1% market basket increase for 2011 (after application of the mandated 1% reduction) and a mandated 3.79% rate reduction. The rate reduction resulted from the CMS determination that there had been a general increase in case mix that CMS believed was unwarranted. CMS believed that this “case-mix creep” was due to improved coding, coding practice changes, and other behavioral responses to the change in reimbursement that went in to effect in 2009, including greater use of high therapy treatment plans above what CMS believed was related to an increase in patient acuity. CMS warned that it would continue to monitor changes in case-mix. If new data identifies additional increases in case-mix, CMS would immediately impose further reductions. The final 2011 payment base rate reflected a 0.3% decrease from the proposed market basket rate in July 2010. CMS announced that it was postponing its proposed 3.79% reduction in home health rates for calendar year 2012 pending its further monitoring of case-mix changes. Home health agencies that did not submit required quality data would be subject to a 2% reduction in the market basket update.

On August 2, 2011 the President signed into law the Budget Control Act of 2011, which raised the debt ceiling and put into effect a series of actions for deficit reduction. The Budget Control Act created a Congressional Joint Select Committee on Deficit Reduction that was tasked with proposing additional deficit reduction of at least $1.5 trillion. The committee was unsuccessful which triggered automatic across the board reductions in spending of $1.2 trillion. Medicare is subject to these reductions but Medicare reductions are capped at 2%.

As mandated by the Health Reform Act, on October 20, 2011, CMS released final regulations for the Medicare Shared Savings Program. Although the Health Reform Act mandates that the program be established no later than

January 1, 2012, CMS set start dates of April 1, 2011 and July 1, 2011. The Medicare Shared Savings Program is designed to give financial incentives to healthcare providers and suppliers that meet criteria established by DHHS that work together to manage and coordinate care through ACOs for fee-for-service Medicare beneficiaries assigned to the ACO by CMS to increase quality of care and reduce costs. Participating providers and suppliers would share in the savings generated and, in one of two plans, bear the risk of losses. In proposed regulations published April 7, 2011, CMS requested comments on a number of issues including the range of providers and suppliers that could participate in an ACO. Reaction to the proposed regulations issued on April 7, 2011 was generally negative especially with regard to start up costs, retroactive assignment of beneficiaries, antitrust issues, the proposed quality measures (both the number and complexity), and the lack of a model that only includes shared savings. The final regulations addressed several but not all of these concerns. The final regulations set a “savings-only model” where providers share any savings over a threshold amount but do not share any losses, as well as a two sided model where the ACO shares in the savings but is also at risk for losses. The number of quality measures is reduced by almost one half, and beneficiaries are assigned prospectively. In connection with the ACO rules, also on October 20, 2011, the FTC and the DOJ released a joint antitrust policy statement, the IRS released a fact sheet, and the OIG released an interim final rule with five fraud waivers (waiving prosecution under the Anti-Kickback Law, the Stark Law and the CMPL and laws regarding gain sharing arrangements). The FTC and the DOJ antitrust policy statement addressed some but not all antitrust concerns. The OIG waivers set forth who would be protected by the waivers and under what circumstances. A home health agency cannot qualify for a waiver for activities during ACO pre-participation, which would include activities in the start-up period until an application is accepted but which CMS states could also occur during the participation period. Post-acute care facilities, such as SNFs and IRFs, can qualify for pre-participation waivers. Without a pre-participation waiver, it may be difficult for home health agencies, such as ours, to participate in the planning process for formation of an ACO and this may put us at a disadvantage in negotiating sharing of savings if we were to participate in an ACO. In addition, because other post-acute care providers, such as SNFs and IRFs, can participate in the planning process they may more readily participate in ACOs and may attract referrals that otherwise would have been made to us. Although provider and supplier participation in an ACO is voluntary, participation by our competitors in some markets may force us to participate as well, or if we do not participate, result in loss of business. Also, where we do not participate we will need to be mindful of quality measure criteria and if we are unable to meet those criteria we could be at risk for losing Medicare referrals. In addition, other savings programs similar to ACOs may be adopted by government and commercial payors to control costs and reduce hospital readmissions in which we could be financially at risk. We cannot predict what affect, if any, ACOs will have on our company.

On July 15, 2011, DHHS published two sets of proposed regulations relating to health insurance exchanges established under the Health Reform Act providing guidance and options to states on how to structure their exchanges. On September 30, 2011, DHHS extended the date for public comment from September 28 to October 31, 2011. At this point it is uncertain what services will be mandated for coverage by exchanges or at what level services will be paid or what impact the exchanges will have on other payors.

Pursuant to the Final 2012 Home Health PPS Update, CMS finalized a 5.06% reduction to the national standardized 60-day episode rates to account for its perceived nominal case-mix growth since the inception of the home health PPS through 2009, phasing in the reduction over 2 years. The reduction in calendar year 2012 is 3.79% and the remaining 1.32% will be applied for calendar year 2013. The effective market basket update for calendar year 2012 is 1.4% (resulting from a market basket update of 2.4% less the required reduction of 1.0%). Home health agencies that do not meet quality data reporting requirements have a market basket update of -0.6%. After applying the 3.79% reduction, the 60-day episode rate for calendar year 2012 is lower than the rate for calendar year 2011. CMS also implemented several other changes that it had proposed in its notice of proposed rulemaking in July 2011. First, CMS removed two codes for hypertension from the home health PPS case-mix model’s hypertension group. Second, CMS revised payment weights to provide what it believes are more accurate case-mix payments, lowering the relative weights for home health episodes with a high number of therapy visits and increasing the weights for episodes with little or no therapy. The effect is to lower payments for home health episodes with high numbers of therapy visits and increase payments to episodes with little or no therapy. Third, CMS increased payments for episodes of care with three to five therapy visits so that these have higher payment to cost ratios and reduced payments for episodes with 20 or just higher than 20 therapy visits so that episodes with approximately 20 therapy visits will have more reasonable payment to cost ratio. Episodes with three to five therapy visits have a higher payment to cost ratio and receive higher payments and episodes of 20 or just over 20 visits have lower cost ratios. All changes were to be made in a budget neutral way. CMS also reported that for future rulemaking it plans to do further analysis of the costs for providing therapy visits and the use of therapy assistants and plans to make further rate adjustments in accordance with its findings. For more information, see “Business—Government Regulation.”

Segments

We operate our business through two segments, home & community services and home health services. We have organized our internal management reports to align with these segment designations. As such, we have identified two reportable segments, home & community and home health, applying the criteria in ASC 280, “Disclosure about Segments of an Enterprise and Related Information”. The following table presents our locations by segment, setting forth acquisitions, start-ups and closures for the period January 1, 2010 to December 31, 2011:

	Home & Community	Home Health	Total
Total at December 31, 2009	92	30	122
Acquired	8	3	11
Start-up	3	—	3
Closed/Merged	(7)	—	(7)

Total at December 31, 2010	96	33	129
Closed/Merged	(7)	(4)	(11)

Total at December 31, 2011	89	29	118

As of December 31, 2011, we provided our services through 118 locations across 19 states.

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

For 2011, 2010, and 2009, our payor revenue mix by segment was as follows:

	Home & Community
	2011	2010	2009
State, local and other governmental programs	94.2%	94.2%	95.8%
Commercial	1.3	0.8	0.5
Private duty	4.5	5.0	3.7

	100.0%	100.0%	100.0%

	Home Health
	2011	2010	2009
Medicare	64.8%	64.1%	61.3%
State, local and other governmental programs	18.8	19.4	21.0
Commercial	10.9	10.0	10.8
Private duty	5.5	6.5	6.9

	100.0%	100.0%	100.0%

We also measure the performance of each segment using a number of different metrics. For our home & community segment, we consider billable hours, billable hours per business day, revenues per billable hour and the number of consumers, or census. For our home health segment, we consider Medicare census, non-Medicare census, Medicare admissions and Medicare revenues per episode completed.

We derive a significant amount of our net service revenues from our operations in Illinois and California, which represented 56% and 10%; 52% and 13%; and 49% and 16% of our total net service revenues for the years ended December 31, 2011, 2010 and 2009, respectively.

A significant amount of our net service revenues are derived from two specific payor clients. The Illinois Department on Aging, in the home & community segment, and Medicare, in the home health segment, accounted for 43% and 12%; 38% and 12%; and 34% and 12% of our total net service revenues for the years ended December 31, 2011, 2010 and 2009, respectively.

Components of our Statements of Operations

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

Depreciation and Amortization Expenses

We amortize our intangible assets with finite lives, consisting of customer and referral relationships, trade names, trademarks and non-compete agreements, principally on accelerated methods based upon their estimated useful lives. Depreciable assets at the segment level consist principally of furniture and equipment, and for the home & community segment, also include vehicles for our adult day centers.

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

Interest Income

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, interest income. We received approximately $2.3 million and $0.2 million in prompt payment interest in 2011 and 2010, respectively. While we may be owed additional prompt payment interest, the amount and timing of receipt of such payments remains uncertain and we have determined that we will continue to recognize prompt payment interest income when received.

Interest Expense

Interest expense was $2.5 million and $3.2 million for 2011 and 2010, respectively. The first half of 2010 included an existing interest rate agreement with a notional value of $22.5 million that expired on March 10, 2010. This agreement did not qualify as an accounting hedge under ASC Topic 815. As such, changes in the value of this agreement are reflected in interest expenses in the period of change. The mark-to-market adjustment included in interest expense was a decrease of $0.2 million. Excluding this mark-to-market adjustment, interest expense decreased $0.8 million during 2011 which was due to a reduction in outstanding debt.

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. The differences from the federal statutory rate of 34% are principally due to state taxes and the use of federal employment tax credits.

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

The following table sets forth, for the periods indicated, our consolidated results of operations.

	2011		2010		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)
Net service revenues:
Home & Community	$221,466	81.1%	$220,752	81.2%	$714	0.3%
Home Health	51,634	18.9	50,980	18.8	654	1.3

Total	273,100	100.0	271,732	100.0	1,368	0.5
Operating income (loss) before corporate expenses:
Home & Community	26,249	11.9	22,685	10.3	3,564	15.7
Home Health	(14,212)	(27.5)	5,308	10.4	(19,520)	(367.7)

Total	12,037	4.4	27,993	10.3	(15,956)	(57.0)
Corporate general and administrative expenses	15,966	5.8	15,279	5.6	687	4.5
Revaluation of contingent consideration	(469)	(0.2)	—	0.0	(469)	*
Corporate depreciation and amortization	745	0.3	722	0.3	23	3.2

Total operating income (loss)	(4,205)	(1.5)	11,992	4.4	(16,197)	(135.1)
Interest income	(2,263)	(0.8)	(155)	0.0	(2,108)	*
Interest expense	2,524	0.9	3,159	1.1	(635)	(20.1)

Income (loss) from operations before taxes	(4,466)	(1.6)	8,988	3.3	(13,454)	(149.7)
Income tax expense (benefit)	(2,485)	(0.9)	2,960	1.1	(5,445)	(184.0)

Net income (loss)	$(1,981)	(0.7)%	$6,028	2.2%	$(8,009)	(132.9)%

*	Percentage information not meaningful

Our net service revenues increased by $1.4 million, or 0.5%, to $273.1 million for 2011 compared to $271.7 million for 2010. This increase represents 0.3% growth in home & community net service revenues and 1.3% growth in home health net service revenues. Home & community revenue growth was driven by revenues attributable to the acquisition of Advantage on July 26, 2010, partially offset by a reduction in services revenues from the loss of certain programs during 2010 and 2011. Our home health growth in revenue for 2011 was primarily due to the revenue contribution from the acquisition of Advantage partially offset by a decrease in Medicare reimbursement rates.

Our home health segment had an operating loss of $14.2 million for 2011 due to a $16.0 million goodwill and intangible asset impairment charge recorded in the third quarter of 2011. We completed a preliminary assessment of the fair value of our two reporting units, home & community and home health and the potential for goodwill impairment. We determined that the estimated fair value of our home health reporting unit was less than the net book value, indicating that its allocated goodwill and intangible assets were impaired. Our preliminary assessment for our home & community reportable segment indicated that its fair value was greater than its net book value with no initial indication of goodwill impairment.

Based on our analysis, we determined that all of the $16.0 million allocated to goodwill and intangible assets for our home health reportable unit as of September 30, 2011 was impaired and recorded an impairment loss of $16.0 million for 2011. The impairment charge is noncash in nature and does not affect our liquidity or cash flows from operating activities. Additionally, the goodwill impairment had no effect on our borrowing availability or covenants under our credit facility agreement. The analysis prepared as of June 30, 2011 was preliminary and subject to the completion of our annual impairment test as of October 1, 2011. Our annual impairment analysis was completed in the fourth quarter and we determined that no additional impairment charges or adjustments were required.

Excluding the impairment charge discussed above, total operating income, expressed as a percentage of net service revenues was 10.3% for 2011 and 2010. Corporate general and administrative expenses increased 0.2% to 5.8% in 2011 from 5.6% in 2010.

Home & Community Segment

The following table sets forth, for the periods indicated, a summary of our home & community segment’s results of operations through operating income, before corporate expenses:

	2011		2010		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)
Net service revenues	$221,466	100.0%	$220,752	100.0%	$714	0.3%
Cost of service revenues	163,363	73.8	164,636	74.6	(1,273)	(0.8)

Gross profit	58,103	26.2	56,116	25.4	1,987	3.5
General and administrative expenses	29,434	13.3	30,745	13.9	(1,311)	(4.3)
Depreciation and amortization	2,420	1.1	2,686	1.2	(266)	(9.9)

Operating income	$26,249	11.9%	$22,685	10.3%	$3,564	15.7%

Segment Data:
Billable hours (in thousands)	13,066		13,132		(66)	(0.5)%
Billable hours per business day	51,441		51,905		(464)	(0.9)%
Revenues per billable hour	$16.95		$16.81		$0.14	0.8%
Average census	22,786		22,598		188	0.8%

Net service revenues from state, local and other governmental programs accounted for 94.2% of home & community net service revenues for 2011 and 2010. Private duty and, to a lesser extent, commercial payors accounted for the remainder of net service revenues.

Net service revenues increased $0.7 million, or 0.3%, to $221.5 million for 2011 compared to $220.8 million for 2010. Net service revenue growth in the home & community segment included the Advantage acquisition, which contributed $9.6 million in service revenues for 2011. Excluding $10.9 million and $10.5 million for 2011 and 2010, respectively, in revenue from the loss of certain programs, locations closed and the impact of the Advantage acquisition, organic revenue increased by $0.3 million, or 0.2%.

Gross profit, expressed as a percentage of net service revenues, increased by 0.8% to 26.2% for 2011, from 25.4% for 2010. This increase is primarily due to lower workers’ compensation and other insurance related costs.

General and administrative expenses, expressed as a percentage of net service revenues, decreased 0.6% to 13.3% for 2011, from 13.9% for 2010. Excluding the general and administrative expenses attributable to Advantage, general and administrative expenses decreased by $2.1 million, or 7.0%, to $27.9 million for 2011 compared to $30.0 million for 2010. The decrease was primarily due to a reduction in wage related costs due to our focus on administrative staffing requirements and cost controls, a decrease in bad debt expense due to continued focus on collections, partially offset by an increase in legal related costs and an increase in 2011 management bonus expense.

Depreciation and amortization, expressed as a percentage of net service revenues, decreased by 0.1% to 1.1% for 2011, from 1.2% for 2010. Amortization of intangibles, which are principally amortized using accelerated methods, totaled $2.2 million and $2.5 million for 2011 and 2010, respectively.

Home Health Segment

The following table sets forth, for the periods indicated, a summary of our home health segment’s results of operations through operating income, before corporate expenses:

	2011		2010		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)
Net service revenues	$51,634	100.0%	$50,980	100.0%	$654	1.3%
Cost of service revenues	27,942	54.1	27,217	53.4	725	2.7

Gross profit	23,692	45.9	23,763	46.6	(71)	(0.3)
General and administrative expenses	21,526	41.7	17,817	34.9	3,709	20.8
Goodwill and intangible asset impairment charge	15,989	31.0	—	—	15,989	*
Depreciation and amortization	389	0.8	638	1.3	(249)	(39.0)

Operating income (loss)	$(14,212)	(27.5)%	$5,308	10.4%	$(19,520)	(367.7)%

Segment Data:
Average census:
Medicare	1,555		1,485		70	4.7%
Non-Medicare	1,677		1,491		186	12.5%
Medicare admissions	8,934		8,517		417	4.9%
Medicare revenues per episode completed	$2,399		$2,634		$(235)	(8.9)%

*	Percentage information not meaningful

Net service revenues from Medicare accounted for 64.8% and 64.1% of home health net service revenues for 2011 and 2010, respectively. Non-Medicare net service revenues, in order of significance, include Medicaid and other governmental programs, commercial insurers and private duty payors.

Net service revenues increased $0.7 million, or 1.3%, to $51.6 million for 2011, compared to $51.0 million for 2010. Revenue from the Advantage acquisition contributed $3.8 million to net service revenues for 2011. Excluding the acquisition of Advantage, net service revenues decreased $2.1 million, or 4.1%, to $47.8 million for 2011 compared to $49.9 million for 2010. This decline in net service revenue is primarily attributable to the 2011 Medicare reduction in payment base rates which is estimated at approximately $1.4 million and due to a decline in non-Medicare service revenues.

Gross profit, expressed as a percentage of net service revenues, decreased by 0.7% to 45.9% for 2011, from 46.6% in 2010. The decrease in gross margin is primarily due to the reduction in 2011 Medicare payment base rates partially offset by an increase in our revenue mix from our higher margin Medicare business.

General and administrative expenses, expressed as a percentage of net service revenues, increased 6.8% to 41.7% for 2011, from 34.9% for 2010. General and administrative expenses, when excluding the acquisition of Advantage, increased $2.6 million, or 15.3%, to $19.9 million for 2011 compared to $17.3 million for 2010. This increase was due to a significant increase in consulting costs primarily related to interim home health management and clinical services, an increase in wage and bonus related expenses and an increase in bad debt expense.

During the third quarter of 2011, we completed a preliminary assessment of the fair value of our home health division and the potential for goodwill impairment. We determined that the estimated fair value of our home health reporting unit was less than the net book value, indicating that its allocated goodwill and intangible assets were impaired. Based on our analysis, we determined that all of the $16.0 million allocated to goodwill and intangible assets for our home health reportable unit as of September 30, 2011 was impaired and recorded an impairment loss of $16.0 million for 2011. The impairment charge is noncash in nature and does not affect our liquidity or cash flows from operating activities. Additionally, the goodwill impairment had no effect on our borrowing availability or covenants under our credit facility agreement. The analysis prepared as of June 30, 2011 was preliminary and subject to the completion of our annual impairment test as of October 1, 2011. We completed our annual impairment test of goodwill as of October 1, 2011 and determined that no additional impairment charges or adjustments were required. The goodwill for the Company’s two reporting units, home & community and home health was $50.7 million and $0, respectively. Home & community had fair values in excess of carrying amounts of approximately $9.1 million, or 8.9% as of October 1, 2011.

Excluding the impairment charge discussed above, total operating income, expressed as a percentage of net service revenues, for 2011 and 2010, was 3.4% and 10.4%, respectively.

Depreciation and amortization, expressed as a percentage of net service revenues, decreased by 0.5% to 0.8% for 2011, from 1.3% for 2010. Amortization of intangibles, which are principally amortized using accelerated methods, totaled $0.5 million and $0.6 million for 2011 and 2010, respectively.

Corporate General and Administrative Expense

Corporate general and administrative expenses increased $0.7 million, or 4.5%, to $16.0 million for 2011, from $15.3 million for 2010. This increase was primarily due to an increase in our corporate infrastructure to position us for future growth and an increase in management bonus expense, partially offset by a decrease in legal related costs. These expenses, expressed as a percentage of net service revenues, were 5.8% and 5.6% for 2011 and 2010, respectively.

Interest Income

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, interest income. We received approximately $2.3 million and $0.2 million in prompt payment interest in 2011 and 2010, respectively. While we may be owed additional prompt payment interest, the amount and timing of receipt of such payments remains uncertain and we have determined that we will continue to recognize prompt payment interest income when received.

Interest Expense

Interest expense was $2.5 million and $3.2 million for 2011 and 2010, respectively. The first half of 2010 included an existing interest rate agreement with a notional value of $22.5 million that expired on March 10, 2010. This agreement did not qualify as an accounting hedge under ASC Topic 815. As such, changes in the value of this agreement are reflected in interest expenses in the period of change. The mark-to-market adjustment included in interest expense was a decrease of $0.2 million. Excluding this mark-to-market adjustment, interest expense decreased $0.9 million during 2011 which was due to a reduction in outstanding debt.

Income Tax Expense (Benefit)

Our effective tax rates for 2011 and 2010 were 55.6% and 32.9%, respectively. The principal difference between the Federal and state statutory rates and our effective tax rate is the use of Federal employment opportunity tax credits. The increase in our 2011 effective tax rate is principally due to a State of Illinois tax increase that became effective at the beginning of 2011 and due to a decrease in our taxable income (loss) base compared to 2010.

During the fourth quarter of 2011 we determined that the tax benefit of $(4.4) million recorded in the third quarter of 2011 should have been recorded as a tax benefit of $(6.7) million. Our income tax expense for the fourth quarter of 2011 totaling $3.1 million reflects this adjustment and the income tax benefit of $(2.5) million for the full year 2011 is not affected by this adjustment.

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

The following table sets forth, for the periods indicated, our consolidated results of operations.

	2010		2009		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)
Net service revenues:
Home & Community	$220,752	81.2%	$210,107	81.0%	$10,645	5.1%
Home Health	50,980	18.8	49,198	19.0	1,782	3.6

Total	271,732	100.0	259,305	100.0	12,427	4.8
Operating income before corporate expenses:
Home & Community	22,685	10.3	20,397	9.7	2,288	11.2
Home Health	5,308	10.4	6,752	13.7	(1,444)	(21.4)

Total	27,993	10.3	27,149	10.5	844	3.1
Corporate general and administrative expenses	15,279	5.6	14,585	5.6	694	4.8
Corporate depreciation and amortization	722	0.3	789	0.3	(67)	(8.5)

Total operating income	11,992	4.4	11,775	4.5	217	1.8
Interest income	(155)	(0.1)	—	—	(155)	*
Interest expense	3,159	1.2	6,773	2.6	(3,614)	(53.4)

Income from operations before taxes	8,988	3.3	5,002	1.9	3,986	79.7
Income tax expense	2,960	1.1	1,400	0.5	1,560	111.4

Net income	6,028	2.2	3,602	1.4	2,426	67.4
Less: Preferred stock dividends, undeclared subject to payment upon conversion; declared and converted in November 2009	—	—	(5,387)	(2.1)	5,387	100.0

Net income (loss) attributable to common shareholders	$6,028	2.2%	$(1,785)	(0.7)%	$7,813	437.7%

*	Percentage information not meaningful

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

Home & Community Segment

The following table sets forth, for the periods indicated, a summary of our home & community segment’s results of operations through operating income, before corporate expenses:

	2010		2009		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)
Net service revenues	$220,752	100.0%	$210,107	100.0%	$10,645	5.1%
Cost of service revenues	164,636	74.6	156,623	74.5	8,013	5.1

Gross profit	56,116	25.4	53,484	25.5	2,632	4.9
General and administrative expenses	30,745	13.9	29,732	14.2	1,013	3.4
Depreciation and amortization	2,686	1.2	3,355	1.6	(669)	(19.9)

Operating income	$22,685	10.3%	$20,397	9.7%	$2,288	11.2%

Segment Data:
Billable hours (in thousands)	13,132		12,835		297	2.3%
Billable hours per business day	51,905		50,333		1,572	3.1%
Revenues per billable hour	$16.81		$16.37		$0.44	2.7%
Average census	22,598		21,844		754	3.5%

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

Gross profit, expressed as a percentage of net service revenues, decreased by 0.1% to 25.4% for the year ended December 31, 2010, from 25.5% in 2009. Excluding the gross profit contribution from Advantage, gross profit, expressed as a percentage of net service revenues, decreased by 0.2% to 25.3% in 2010 compared to 25.5% in 2009. The decrease of 0.2% was principally due to contractual field wage increases that became effective during the second half of 2010.

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

Home Health Segment

The following table sets forth, for the periods indicated, a summary of our home health segment’s results of operations through operating income, before corporate expenses:

	2010		2009		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)
Net service revenues	$50,980	100.0%	$49,198	100.0%	$1,782	3.6%
Cost of service revenues	27,217	53.4	26,070	53.0	1,147	4.4

Gross profit	23,763	46.6	23,128	47.0	635	2.7
General and administrative expenses	17,817	34.9	15,607	31.7	2,210	14.2
Depreciation and amortization	638	1.3	769	1.6	(131)	(17.0)

Operating income	$5,308	10.4%	$6,752	13.7%	$(1,444)	(21.4)%

Segment Data:
Average census:
Medicare	1,485		1,427		58	4.1%
Non-Medicare	1,491		1,528		(37)	(2.4)%
Medicare admissions	8,517		7,734		783	10.1%
Medicare revenues per episode completed	$2,634		$2,569		$65	2.5%

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

Interest Income

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, interest income. We received approximately $0.2 million in prompt payment interest in 2010. We did not receive any prompt payment interest in 2009. While we may be owed additional prompt payment interest, the amount and timing of receipt of such payments remains uncertain and we have determined that we will continue to recognize prompt payment interest income when received.

Interest Expense

Net interest expense decreased by $3.6 million, or 53.4%, to $3.2 million for the year ended December 31, 2010, from $6.8 million for 2009. When excluding $1.8 million interest expense for 2009 that related to a contingent payment agreement in conjunction with the completion of our IPO and $0.8 million relating to the 2009 write-off of unamortized debt issuance costs, interest expense decreased by $1.0 million or 14.7%. This decrease in our net interest expense is due to a reduction in interest rates and lower debt levels.

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

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash from operations and borrowings under our credit facility. At December 31, 2011 and December 31, 2010, we had cash balances of $2.0 million and $0.8 million, respectively.

Cash flows from operating activities represent the inflow of cash from our payor clients and the outflow of cash for payroll and payroll taxes, operating expenses, interest and taxes. Due to its revenue deficiencies and financing issues, the State of Illinois has reimbursed us on a delayed basis with respect to our various agreements including with our largest payor, the Illinois Department on Aging. However, the payment amounts received from the State of Illinois during 2011 resulted in a decrease in the open receivable balance from the State of Illinois of $0.3 million for 2011, from $47.7 million as of December 31, 2010 to $47.4 million as of December 31, 2011.

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

On July 26, 2010, we entered into a second amendment (the “Second Amendment”) to our credit facility. The Second Amendment provided for a $5.0 million term loan component of the credit facility, the proceeds of which were used to finance a portion of the purchase price payable in connection with our acquisition of certain assets of Advantage effective July 25, 2010. The term loan will be repaid in 24 equal monthly installments, which commenced February 2011. Interest on the new term loan under the credit facility is payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 4.6% or the LIBOR rate for term periods of one, two, three or six months plus a margin of 4.6%. Interest will be paid monthly or at the end of the relevant interest period. The term loan has a maturity date of January 5, 2013. The total consideration payable pursuant to the Purchase Agreement was $8.3 million, comprised of $5.1 million in cash, common stock consideration with a deemed value of $1.2 million resulting in the issuance of 248,000 common shares, a maximum of $2.0 million in future cash consideration subject to the achievement of certain performance targets set forth in an earn-out agreement and the assumption of certain specified liabilities. The contingent earn-out obligation has been recorded at its fair value of $1.6 million, which is the present value of our obligation based on probability-weighted estimates of the achievement of certain performance targets, as defined. In April 2011, we paid the first earn-out payment of $0.5 million to the sellers of Advantage. The second earn-out payment obligation was reviewed during the fourth quarter of 2011 and it was revalued at approximately $0.7 million as of December 31, 2011 which resulted in a $0.5 million gain on the revaluation of the contingent consideration. The final payment is expected to be made during the second quarter of 2012.

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

On March 2, 2012, we entered into a fifth amendment (the “Fifth Amendment”) to our credit facility. The Fifth Amendment includes technical changes that are intended to comply with rules promulgated by CMS that restrict lenders from exercising any rights of set-off of funds on deposit in any lockboxes established for receiving payments from governmental authorities.

We have had the benefit of an accommodation from the lenders under the credit facility pursuant to which we were permitted to add back approximately $1.8 million to adjusted EBITDA for the purpose of determining availability under the credit facility. The effect of the add back was to increase availability by approximately $5.8 million until March 1, 2012. On March 1, 2012, the add back allowance was reduced by $200,000 and will continue to be reduced by $200,000 on the first day of each month thereafter until the add back is eliminated, which will result in a reduction in availability of $650,000 on the first day of each month thereafter until the add back is eliminated.

As of December 31, 2011 we had $24.8 million outstanding on our credit facility. After giving effect to the amount drawn on our credit facility, approximately $7.4 million of outstanding letters of credit, borrowing limits based on an advanced multiple of adjusted EBITDA and the Fourth Amendment, we had $21.8 million available for borrowing under the credit facility as of December 31, 2011 compared to $13.5 million as of December 31, 2010.

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

Cash Flows

The following table summarizes historical changes in our cash flows for:

	2011	2010	2009
	(in thousands)
Net cash provided by (used in) operating activities	$15,947	$10,703	$(8,925)
Net cash used in investing activities	(1,051)	(6,200)	(14,848)
Net cash (used in) provided by financing activities	(13,692)	(4,205)	18,178

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net cash provided by operating activities was $15.9 million in 2011, compared to $10.7 million in 2010. The improvement of $5.2 million for 2011 was primarily due to an increase of $2.1 million in net income after considering non-cash reconciliation adjustments and due to $3.0 million in improvements in working capital accounts.

Net cash used in investing activities was $1.1 million for 2011, compared to $6.2 million in 2010. Our investing activities for 2011 were $0.6 million for capital expenditures and a $0.5 million earn-out payment for Advantage. Our investing activities in 2010 included a $5.2 million payment relating to the acquisition of Advantage, payments of $0.4 million in contingent consideration made on previously acquired businesses, and $0.6 million in capital expenditures.

Net cash used in financing activities was $13.7 million for 2011 compared to net cash used of $4.2 million in 2010. Our financing activities for 2011 were primarily driven by net payments of $8.5 million on the revolving credit portion of our credit facility, $2.3 million in payments on our term loan, payments of $2.5 million on our dividend notes and net payments of $0.4 million on all other notes. Our financing activities for 2010 were primarily driven by $5.0 million in borrowings on our term loan which was offset by net payments of $5.3 million on our revolving credit facility, payments of $1.3 million on our dividend notes and net payments of $2.6 million on all other notes.

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

Outstanding Accounts Receivable

Outstanding accounts receivable, net of the allowance for doubtful accounts, increased by $1.4 million as of December 31, 2011 as compared to December 31, 2010.

We establish our allowance for doubtful accounts to the extent it is probable that a portion or all of a particular account will not be collected. Our provision for doubtful accounts is estimated and recorded primarily by aging receivables utilizing eight aging categories and applying our historical collection rates to each aging category, taking into consideration factors that might impact the use of historical collection rates or payor groups, with certain large payors analyzed separately from other payor groups. In our evaluation of these estimates, we also consider delays in payment trends in individual states due to budget or funding issues, billing conversions related to acquisitions or internal systems, resubmission of bills with required documentation and disputes with specific payors. Historically, we have experienced increases in the aging of our accounts receivable resulting from billing delays during the conversion process, either procedural or internal, related to both acquired agencies and transferring our existing home & community locations from a legacy system to the centralized McKesson operating system. Reasons for the delays include obtaining approvals from federal and state governmental agencies of provider numbers we acquired with our acquisitions, McKesson payor and billing set-up processes and required staff training. We have also experienced an increase in our home & community private duty business, which inherently carries a higher collection risk. Unlike our state, local and other governmental payors, these customers are responsible for their own payment (a portion of which may be funded through qualified veteran benefits). Contributing to higher receivable balances are veteran benefits that may take several months to be awarded by the Veterans Health Administration.

Our collection procedures include review of account agings and direct contact with our payors. We have historically not used collection agencies. An uncollectible amount, not governed by amount or aging, is written off to the allowance account only after reasonable collection efforts have been exhausted. The following tables detail our accounts receivable before reserves by payor category, showing Illinois governmental payors separately, and segment and the related allowance amount at December 31, 2011 and December 31, 2010:

	December 31, 2011
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(in thousands, except percentages)
Home & Community
Illinois governmental based programs	$33,233	$11,969	$416	$1,110	$46,728
Other state, local and other governmental programs	10,106	1,077	901	1,720	13,804
Private duty and commercial	1,454	482	569	920	3,425

	44,793	13,528	1,886	3,750	63,957

Home Health
Medicare	6,109	2,991	991	17	10,108
Other state, local and other governmental programs	1,617	310	259	251	2,437
Private duty and commercial	1,459	412	369	146	2,386
Illinois governmental based programs	241	249	119	60	669

	9,426	3,962	1,738	474	15,600

Total	$54,219	$17,490	$3,624	$4,224	$79,557

Related aging %	68.2%	22.0%	4.6%	5.2%
Allowance for doubtful accounts					$7,189
Reserve as % of gross accounts receivable					9.0%

	December 31, 2010
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(in thousands, except percentages)

Home & Community
Illinois governmental based programs	$30,228	$14,060	$960	$1,926	$47,174
Other state, local and other governmental programs	10,730	248	1,188	1,636	13,802
Private duty and commercial	2,095	790	1,026	830	4,741

	43,053	15,098	3,174	4,392	65,717

Home Health
Medicare	4,768	1,294	246	36	6,344
Other state, local and other governmental programs	2,317	600	360	181	3,458
Private duty and commercial	1,011	241	253	163	1,668
Illinois governmental based programs	303	69	24	94	490

	8,399	2,204	883	474	11,960

Total	$51,452	$17,302	$4,057	$4,866	$77,677

Related aging %	66.2%	22.3%	5.2%	6.3%
Allowance for doubtful accounts					$6,723
Reserve as % of gross accounts receivable					8.7%

We calculate our days sales outstanding (“DSO”) by taking the accounts receivable outstanding net of the allowance for doubtful accounts and deducting deferred revenues at the end of the period, divided by the total net service revenues for the last quarter, multiplied by the number of days in that quarter. The adjustment for deferred revenues relates to Medicare receivables which are recorded at the inception of each 60 day episode of care at the full requested anticipated payment (“RAP”) amount. Our DSOs were 94 days and 90 days at December 31, 2011 and December 31, 2010, respectively. The DSOs for our largest payor, the Illinois Department on Aging, at December 31, 2011 and December 31, 2010 were 125 days and 138 days, respectively.

Indebtedness

Credit Facility

Our credit facility, most recently amended on March 2, 2012, provides a $55.0 million revolving line of credit expiring November 2, 2014, and a $5.0 million term loan maturing January 5, 2013, and includes a $15.0 million sublimit for the issuance of letters of credit. Substantially all of the subsidiaries of Holdings are co-borrowers, and Holdings has guaranteed the borrowers’ obligations under the credit facility. The credit facility is secured by a first priority security interest in all of Holdings’ and the borrowers’ current and future tangible and intangible assets, including the shares of stock of the borrowers.

The availability of funds under the revolving credit portion of the credit facility, as amended, is based on the lesser of (i) the product of adjusted EBITDA, as defined, for the most recent 12-month period for which financial statements have been delivered under the credit facility agreement multiplied by the specified advance multiple, up to 3.25, less the outstanding senior indebtedness and letters of credit, and (ii) $55.0 million less the outstanding revolving loans and letters of credit. Interest on the revolving line of credit and term loan amounts outstanding under the credit facility is payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 4.6% or the LIBOR rate for term periods of one, two, three or six months plus a margin of 4.6%. Interest on the credit facility will be paid monthly on or at the end of the relevant interest period, as determined in accordance with the credit facility agreement. The borrowers will pay a fee equal to 0.5% per annum of the unused portion of the revolving portion of the credit facility. Issued stand-by letters of credit will be charged at a rate of 2.0% per annum payable monthly. A balance of $24.8 million was outstanding on our credit facility as of December 31, 2011 and the total availability under the revolving credit loan facility was $21.8 million at December 31, 2011.

The credit facility contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The credit facility also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum fixed charge coverage ratio, a requirement to stay below a maximum senior leverage ratio and a requirement to stay below a maximum permitted amount of capital expenditures, as well as restrictions on guarantees, indebtedness, liens, dividends, distributions, investments and loans, subject to customary carve outs, restrictions on Holdings’ and the borrowers’ ability to enter into transactions other than in the ordinary course of business, a restriction on the ability to consummate more than three acquisitions in any calendar year, or for the purchase price of any one acquisition to exceed $0.5 million, in each case without the consent of the lenders, restrictions on mergers, transfers of assets, acquisitions, equipment, subsidiaries and affiliate transactions, subject to customary carve outs, and restrictions on fundamental changes and lines of business. We were in compliance with all of our credit facility covenants at December 31, 2011.

We have had the benefit of an accommodation from the lenders under the credit facility pursuant to which we were permitted to add back approximately $1.8 million to adjusted EBITDA for the purpose of determining availability under the credit facility. The effect of the add back was to increase availability by approximately $5.8 million until March 1, 2012. On March 1, 2012, the add back allowance was reduced by $200,000 and will continue to be reduced by $200,000 on the first day of each month thereafter until the add back is eliminated, which will result in a reduction in availability of $650,000 on the first day of each month thereafter until the add back is eliminated.

Dividend Notes

Prior to the completion of our IPO, we had 37,750 shares of series A preferred stock issued and outstanding, all of which were converted into shares of our common stock on November 2, 2009. Shares of our series A preferred stock accumulated dividends each quarter at a rate of 10%, compounded annually. We accrued these undeclared dividends because the holders had the option to convert their shares of series A preferred stock into common stock at any time with the accumulated dividends payable in cash or a note payable. Our series A preferred stock was converted into 4,077,000 shares of common stock in connection with the completion of our IPO on November 2, 2009. We paid $0.2 million of the $13.1 million outstanding accumulated dividends as of November 2, 2009 with the remaining $12.9 million being converted into 10% junior subordinated promissory notes, which we refer to as the dividend notes. The dividends notes are subordinated and junior to all obligations under our credit facility.

On March 18, 2010, we amended our subordinated dividend notes. Pursuant to the amendments, the dividend notes were amended to (i) extend the maturity date of the dividend notes from September 30, 2011 to December 31, 2012, (ii) modify the amortization schedule of the dividend notes to reduce the annual principal payment amounts from $4.5 million to $1.3 million in 2010; from $3.4 million to $2.5 million in 2011; and to provide for total payments in 2012 to $4.1 million, and (iii) permit, based on our leverage ratio, the prepayment of all or a portion of the principal amount of the dividend notes, together with interest on the principal amount. A balance of $4.1 million was outstanding on the dividend notes as of December 31, 2011.

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

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

Revenue Recognition

The majority of our home & community segment revenues for 2011 and 2010, are derived from Medicaid and Medicaid waiver programs under agreements with various state and local authorities. These agreements provide for a service term from one year to an indefinite term. Services are provided based on authorized hours, determined by the relevant state or local agency, at an hourly rate specified in the agreement or fixed by legislation. Services to other payors, such as private or commercial clients, are provided at negotiated hourly rates and recognized in net service revenues as services are provided. We provide for appropriate allowances for uncollectible amounts at the time the services are rendered.

More than half of our home health segment revenues are derived from Medicare. Home health services are reimbursed by Medicare based on episodes of care. Under PPS, an episode of care is defined as a length of care up to 60 days per patient with multiple continuous episodes allowed. Billings per episode under PPS vary based on the severity of the patient’s condition and are subject to adjustment, both higher and lower, for changes in the patient’s medical condition and certain other reasons. At the inception of each episode of care, we submit a request for anticipated payment, or RAP, to Medicare for 50% to 60% of the estimated PPS reimbursement. We estimate the net PPS revenues to be earned during an episode of care based on the initial RAP billing, historical trends and other known factors. The net PPS revenues are initially recognized as deferred net service revenues and subsequently amortized as net service revenues ratably over the 60-day episodic period. At the end of each episode of care, a final claim billing is submitted to Medicare and any changes between the initial RAP and final claim billings are recorded as an adjustment to net service revenues. For open episodes, we estimate net revenues based on historical data, and adjust net service revenues for the difference, if any, between the initial RAP and ultimate final claim amount. We did not record any significant adjustments of prior period net PPS estimates.

The remaining revenues in our home health segment are from state and local governmental agencies, commercial insurers and private individuals. Services are primarily provided to these payors on a per visit basis based on negotiated rates. As such, net service revenues are readily determinable and recognized at the time the services are rendered. We provide for appropriate allowances for uncollectible amounts at the time the services are rendered.

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

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, interest income. We received approximately $2.3 million and $0.2 million in prompt payment interest in 2011 and 2010, respectively. While we may be owed additional prompt payment interest, the amount and timing of receipt of such payments remains uncertain and we have determined that we will continue to recognize prompt payment interest income when received.

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

Goodwill

Our carrying value of goodwill is the residual of the purchase price over the fair value of the net assets acquired from various acquisitions including the acquisition of Addus HealthCare. In accordance with ASC Topic 350, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are not amortized. We test goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that impairment may have occurred. Goodwill is required to be tested for impairment at least annually using a two-step method. The first step in the evaluation of goodwill impairment involves comparing the current fair value of each reporting unit to the recorded value, including goodwill. We use the combination of a discounted cash flow model (“DCF model”) and the market multiple analysis method to determine the current fair value of each reporting unit. The DCF model was prepared using revenue and expense projections based on our current operating plan. As such, a number of significant assumptions and estimates are involved in the application of the DCF model to forecast revenue growth, price changes, gross profits, operating expenses and operating cash flows. The cash flows were discounted using a weighted average cost of capital of 14.5%, which was management’s best estimate based on our capital structure and external industry data. As part of the second step of this evaluation, if the carrying value of goodwill exceeds its fair value, an impairment loss would be recognized.

In light of the current Federal and state economic and reimbursement environments and state budgetary pressures to decrease or eliminate services provided by us, we completed a preliminary assessment of the fair value of our two reporting units, home & community and home health and the potential for goodwill impairment as of June 30, 2011. Our total stockholders’ equity as of September 30, 2011 was significantly greater than the company’s market capitalization which was approximately $43.6 million based on 10,774,886 shares of common stock outstanding as of September 30, 2011. While the market capitalization of approximately $43.6 million was below our stockholders’ equity, the market capitalization metric is only one indicator of fair value. In our opinion, the market capitalization approach, by itself, is not a reliable indicator of the value for our company.

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

As permitted by ASC Topic 350, when an impairment indicator arises toward the end of an interim reporting period, we may recognize our best estimate of that impairment loss. Based on our preliminary analysis prepared as of June 30, 2011, we determined that all of the $13.1 million allocated to goodwill for the home health reportable unit as of September 30, 2011 was impaired and we recorded a goodwill impairment loss in the third quarter of 2011. The goodwill impairment charge is noncash in nature and does not affect our liquidity or cash flows from operating activities. Additionally, the goodwill impairment had no effect on our borrowing availability or covenants under our credit facility agreement.

The preliminary analysis prepared as of June 30, 2011 was subject to the completion of our annual impairment test as of October 1, 2011. We completed our annual impairment test of goodwill as of October 1, 2011 and determined that no additional impairment charges or adjustments were required. The goodwill for the Company’s two reporting units, home & community and home health was $50.7 million and $0, respectively. Home & community had fair values in excess of carrying amounts of approximately $9.1 million, or 8.9% as of October 1, 2011.

Long-Lived Assets

We review our long-lived assets and finite lived intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine if impairment exists, we compare the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset, generally determined by discounting the estimated future cash flows. In connection with our assessment of fair value discussed above, we determined that all of the $2.3 million allocated to home health finite lived intangibles were impaired and recorded an impairment loss of $2.3 million in the third quarter of 2011.

We also have indefinite-lived assets that are not subject to amortization expense such as certificates of need and licenses to conduct specific operations within geographic markets. Our management has concluded that certificates of need and licenses have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and we intend to renew and operate the certificates of need and licenses indefinitely. The certificates of need and licenses are tested annually for impairment. In connection with our assessment of fair value discussed above, we determined that all of the $0.6 million allocated to home health certificates of need and licenses were impaired and recorded an impairment loss for 2011.

No impairment charges were recorded in 2010.

Workers’ Compensation Program

Our workers’ compensation insurance program has a $350,000 deductible component. We recognize our obligations associated with this program in the period the claim is incurred. The cost of both the claims reported and claims incurred but not reported, up to the deductible, have been accrued based on historical claims experience, industry statistics and an actuarial analysis performed by an independent third party. We monitor our claims quarterly and adjust our reserves accordingly. These costs are recorded primarily in the cost of services caption in the consolidated statement of income. Under the agreement pursuant to which we acquired Addus HealthCare, claims under our workers’ compensation insurance program that relate to December 31, 2005 or earlier are the responsibility of the selling shareholders in the acquisition, subject to certain limitations. In August 2010, the FASB issued Accounting Standards Update No 2010-24, Health Care Entities (Topic 954), “Presentation of Insurance Claims and Related Insurance Recoveries” (“ASU 2010-24”), which clarifies that companies should not net insurance recoveries against a related claim liability. Additionally, the amount of the claim liability should be determined without consideration of insurance recoveries. As of December 31, 2011, we recorded $1.8 million in workers’ compensation insurance recovery receivables and a corresponding increase in its workers’ compensation liability as of December 31, 2011. We will record this new presentation of our workers’ compensation insurance recovery receivable and corresponding obligation on a prospective basis. The workers’ compensation insurance recovery receivable is included in our prepaid expenses and other current assets on the balance sheet.

Interest Income

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, interest income. We received approximately $2.3 million and $0.2 million in prompt payment interest in 2011 and 2010, respectively. While we may be owed additional prompt payment interest, the amount and timing of receipt of such payments remains uncertain and we have determined that we will continue to recognize prompt payment interest income when received.

New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-08, Intangibles — Goodwill and Other (Topic 350) which will amend current guidance to allow companies to first perform a qualitative assessment to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. ASU 2011-08 is effective beginning January 1, 2012, with early adoption permitted. The adoption of ASU 2011-08 is not expected to have a material impact on our consolidated financial statements.

In July 2011, the FASB issued ASU 2011-07, Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain

Health Care Entities. Under ASU 2011-07, only health care organizations (HCOs) that do not assess the collectability of a receivable before recognizing revenue will present their provision for bad debt related to patient service revenue as a deduction from revenue on the face of the statement of operations. ASU 2011-07 also requires and expands qualitative and quantitative disclosures about changes in the allowance. For certain HCOs, the guidance may result in the provision for bad debts being presented in two separate lines, a contra-revenue line for bad debts related to patient services and a bad debts line for bad debts related to all other sources of income. ASU 2011-07 is effective in the first quarter of 2012. The amendments to the presentation of the provision for bad debts related to patient service revenue in the statement of operations are applied retrospectively to all prior periods presented, while required disclosures are provided prospectively. We are still evaluating the provisions of ASU 2011-07. However, the adoption of this standard will not impact net income and is not expected to have a material impact on our consolidated financial statements.

In August 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-24, Health Care Entities (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries which clarifies for medical malpractice claims or similar contingent liabilities, a health care entity should not net insurance recoveries against a related claim liability. The amendments in the this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this ASU did not have a material impact on our consolidated financial statements.

Contractual Obligations and Commitments

We have outstanding letters of credit of $7.4 million at December 31, 2011. These standby letters of credit benefit our third party insurer for our high deductible workers’ compensation insurance program. The amount of letters of credit is negotiated annually in conjunction with the insurance renewals. We anticipate our commitment will increase as we continue to grow our business and more years are the responsibility of the successor.

The following table summarizes our cash contractual obligations as of December 31, 2011:

Contractual Obligations	Total	Less than 1 Year	1 - 2 Years	3 - 4 Years	More than 5 Years
	(in thousands)
Credit facility(2)	$24,750	$—	$24,750	$—	$—
Term loan(2)	2,708	2,500	208	—	—
Dividend notes(3)	4,069	4,069	—	—	—
Contingent liability	683	683	—	—	—
Interest on all debt(1)	3,711	1,488	2,223	—	—
Operating leases	10,213	3,211	3,406	2,118	1,478

Total contractual obligations	$46,134	$11,951	$30,587	$2,118	$1,478

(1)	Interest is calculated at the applicable debt borrowing rate as of December 31, 2011.
(2)	Our credit facility was entered into on November 2, 2009 and matures on November 2, 2014. On March 18, 2010, we entered into the First Amendment to our credit facility. The First Amendment (i) increased the maximum aggregate amount of revolving loans available to us by $5.0 million to $55.0 million, (ii) modified our maximum senior debt leverage ratio from 2.75 to 1.0 to 3.00 to 1.0 for the twelve (12) month period ending March 31, 2010 and each twelve (12) month period ending on the last day of each fiscal quarter thereafter and (iii) increased the advance multiple used to determine the amount of the borrowing base from 2.75 to 1.0 to 3.00 to 1.0. On July 26, 2010, we entered into the Second Amendment to our credit facility. The Second Amendment provided for a $5.0 million term loan component of the credit facility, the proceeds of which were used to finance a portion of the purchase price payable in connection with our acquisition of certain assets of Advantage effective July 25, 2010. The term loan will be repaid in 24 equal monthly installments which commenced in February 2011. Interest on the new term loan under the credit facility is payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 4.6% or the LIBOR rate for term periods of one, two, three or six months plus a margin of 4.6%. Interest will be paid monthly or at the end of the relevant interest period. The term loan has a maturity date of January 5, 2013.

(3)	On March 18, 2010, we amended our subordinated dividend notes that we issued on November 2, 2009 in the aggregate original principal amount of $12.9 million. A balance of $6.6 million was outstanding on the dividend notes as of December 31, 2010. Pursuant to the amendments, the dividend notes were amended to (i) extend the maturity date of the notes from September 30, 2011 to December 31, 2012, (ii) modify the amortization schedule of the notes to reduce the annual principal payment amounts from $4.5 million to $1.3 million in year 2010 and from $3.4 million to $2.5 million in 2011; and provides for total payments in 2012 of $4.1 million and (iii) permit, based on our leverage ratio, the prepayment of all or a portion of the principal amount of the notes, together with interest on the principal amount.

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

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from fluctuations in interest rates. As of December 31, 2011, our weighted average interest rate on our credit facility was 4.9% on total indebtedness of $24.8 million. The impact on a 1.0% increase or decrease in interest rates would increase or decrease interest expense by $0.2 million.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework , our management concluded our internal control over financial reporting was effective as of December 31, 2011.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report on Form 10-K.

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

The information required by this item is incorporated by reference to the 2012 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2011.

Independent Director Compensation

The Board of Directors adopted changes to our director compensation policy, effective October 1, 2011. The new policy provides that the Company’s independent directors shall receive an annual retainer of $25,000 and the per meeting fee payable to members of the Audit Committee shall be increased to $1,500 per meeting. Further, the amount of annual restricted stock awards granted to independent directors shall be increased to $20,000 per year, vesting on the first anniversary of the date of issuance. Grants of such restricted stock shall be made following the Company’s annual meeting each year beginning with the Company’s 2012 annual meeting. Grants of restricted stock made immediately following the 2012 annual meeting will be made pro rata to reflect the partial year, and with a shorter vesting period to reflect the time served during 2011, up until the 2012 annual meeting. A copy of the modified Independent Director Compensation Policy is attached hereto as Exhibit 10.42.

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

The information required by this item is incorporated by reference to the 2012 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the 2012 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the 2012 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2011.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the 2012 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2011.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Consolidated Financial Statements

1.	Consolidated Financial Statements. The consolidated financial statements as listed in the accompanying “Index to Consolidated Financial Information” in page F-1 are filed as part of this Annual Report.

2.	Consolidated Financial Statement Schedule.

Schedule II	— Valuation and Qualifying Accounts

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

(b)	Exhibits

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Addus HomeCare Corporation dated as of November 2, 2009 (filed on November 20, 2009 as Exhibit 3.1 to Addus HomeCare Corporation’s Quarterly Report on Form 10-Q and incorporated by reference herein)

3.2	Amended and Restated Bylaws of Addus HomeCare Corporation (filed on September 21, 2009 as Exhibit 3.5 to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

4.1	Form of Common Stock Certificate (filed on October 2, 2009 as Exhibit 4.1 to Amendment No. 4 to the Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

4.2	Registration Rights Agreement, dated September 19, 2006, by and among Addus HomeCare Corporation, Eos Capital Partners III, L.P., Eos Partners SBIC III, L.P., Freeport Loan Fund LLC, W. Andrew Wright, III, Addus Term Trust, W. Andrew Wright Grantor Retained Annuity Trust, Mark S. Heaney, James A. Wright and Courtney E. Panzer (filed on July 17, 2009 as Exhibit 4.2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

4.3	Amended and Restated Unsecured 10% Junior Subordinated Promissory Note, dated as of March 18, 2010, by and between Addus HomeCare Corporation and Eos Capital Partners III, L.P. in the principal amount of $6,074,493.24 (filed on March 18, 2010 as Exhibit 99.2 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

4.4	Amended and Restated Unsecured 10% Junior Subordinated Promissory Note, dated as of March 18, 2010, by and between Addus HomeCare Corporation and Eos Partners SBIC III, L.P. in the principal amount of $1,744,265.26 (filed on March 18, 2010 as Exhibit 99.3 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.1	Separation and General Release Agreement, dated as of September 20, 2009, between Addus HealthCare, Inc. and W. Andrew Wright, III (filed on September 21, 2009 as Exhibit 10.1(b) to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.2	Amended and Restated Employment and Non-Competition Agreement, dated May 6, 2008, between Addus HealthCare, Inc. and Mark S. Heaney (filed on July 17, 2009 as Exhibit 10.2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

Exhibit Number	Description of Document

10.3	Amendment to the Amended and Restated Employment and Non-Competition Agreement, dated September 30, 2009, between Addus HealthCare, Inc. and Mark S. Heaney (filed on October 2, 2009 as Exhibit 10.2(a) to Amendment No. 4 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.4	Agreement and General Release, dated as of September 2, 2010, between Addus HealthCare, Inc. and Frank Leonard (filed on September 7, 2010 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.5	Employment Agreement, dated November 29, 2010, by and between Addus HealthCare, Inc. and Dennis Meulemans (filed on December 1, 2010 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.6	Amended and Restated Employment and Non-Competition Agreement, dated August 27, 2007, between Addus HealthCare, Inc. and Darby Anderson (filed on July 17, 2009 as Exhibit 10.4 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.7	Amendment to the Amended and Restated Employment and Non-Competition Agreement, dated September 30, 2009, between Addus HealthCare, Inc. and Darby Anderson (filed on October 2, 2009 as Exhibit 10.4(a) to Amendment No. 4 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.8	Separation Agreement, Waiver and General Release, dated as of November 23, 2010, between Addus HealthCare, Inc. and Sharon Rudden (filed on November 30, 2010 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.9	Employment Agreement effective January 19, 2011, by and between Addus HealthCare, Inc. and Daniel Schwartz (filed on January 4, 2011 as Exhibit 99.2 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.10	Amended and Restated Employment and Non-Competition Agreement, dated October 8, 2008, between Addus HealthCare, Inc. and David W. Stasiewicz (filed on July 17, 2009 as Exhibit 10.6 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.11	Amendment No. 1 to Amended and Restated Employment and Non-Competition Agreement between Addus HealthCare, Inc. and David W. Stasiewicz (filed on October 2, 2009 as Exhibit 10.6(a) to Amendment No. 4 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.12	Employment and Non-Competition Agreement, dated March 23, 2007, between Addus HealthCare, Inc. and Paul Diamond (filed on July 17, 2009 as Exhibit 10.7 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.13	Amendment to the Employment and Non-Competition Agreement, dated September 30, 2009, between Addus HealthCare, Inc. and Paul Diamond (filed on October 2, 2009 as Exhibit 10.7(a) to Amendment No. 4 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.14	Addus HealthCare, Inc. Home Health and Home Care Division Vice President and Regional Director Bonus Plan (filed on July 17, 2009 as Exhibit 10.10 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.15	Addus HealthCare, Inc. Support Center Vice President and Department Director Bonus Plan (filed on July 17, 2009 as Exhibit 10.11 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

Exhibit Number	Description of Document

10.16	Addus Holding Corporation 2006 Stock Incentive Plan (filed on July 17, 2009 as Exhibit 10.12 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.17	Director Form of Option Award Agreement under the 2006 Stock Incentive Plan (filed on July 17, 2009 as Exhibit 10.13 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.18	Executive Form of Option Award Agreement under the 2006 Stock Incentive Plan (filed on July 17, 2009 as Exhibit 10.14 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.19	Form of Indemnification Agreement (filed on July 17, 2009 as Exhibit 10.16 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.20	License Agreement, dated March 24, 2006, between McKesson Information Solutions, LLC and Addus HealthCare, Inc. (filed on August 26, 2009 as Exhibit 10.17 to Amendment No. 1 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.21	Contract Supplement to the License Agreement, dated March 24, 2006 (filed on August 26, 2009 as Exhibit 10.17(a) to Amendment No. 1 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.22	Contract Supplement to the License Agreement, dated March 28, 2006 (filed on August 26, 2009 as Exhibit 10.17(b) to Amendment No. 1 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.23	Amendment to License Agreement, dated March 28, 2006, between McKesson Information Solutions, LLC and Addus HealthCare, Inc. (filed on August 26, 2009 as Exhibit 10.17(c) to Amendment No. 1 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.24	Lease, dated April 1, 1999, between W. Andrew Wright, III and Addus HealthCare, Inc. (filed on July 17, 2009 as Exhibit 10.18 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.25	First Amendment to Lease, dated as of April 1, 2002, between W. Andrew Wright, III and Addus HealthCare, Inc. (filed on July 17, 2009 as Exhibit 10.18(a) to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.26	Second Amendment to Lease, dated as of September 19, 2006, between W. Andrew Wright, III and Addus HealthCare, Inc. (filed on July 17, 2009 as Exhibit 10.18(b) to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.27	Third Amendment to Lease, dated as of September 1, 2008, between W. Andrew Wright, III and Addus HealthCare, Inc. (filed on July 17, 2009 as Exhibit 10.18(c) to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.28	Addus HomeCare Corporation 2009 Stock Incentive Plan (filed on September 21, 2009 as Exhibit 10.20 to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.29	Form of Incentive Stock Option Award Agreement under the 2009 Stock Incentive Plan (filed on September 21, 2009 as Exhibit 10.20(a) to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.30	Form of Restricted Stock Award Agreement under the 2009 Stock Incentive Plan (filed on September 21, 2009 as Exhibit 10.20(b) to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

Exhibit Number	Description of Document

10.31	Loan and Security Agreement, dated as of November 2, 2009, by and among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation and Professional Reliable Nursing Service, Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions that are or may from time to time become parties thereto, and Addus HomeCare Corporation, as guarantor (filed on November 5, 2009 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.32	Consent and Amendment No. 1 to the Loan and Security Agreement, dated as of March 18, 2010, by and among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation and Professional Reliable Nursing Service, Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions that are or may from time to time become parties thereto, and Addus HomeCare Corporation, as guarantor (filed on March 18, 2010 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.33	Joinder, Consent and Amendment No. 2 to Loan and Security Agreement, dated as of July 26, 2010, by and among Addus HealthCare, Inc., Addus HealthCare (South Carolina), Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation and Professional Reliable Nursing Service, Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions that are or may from time to time become parties thereto, and Addus HomeCare Corporation, as guarantor (filed on July 27, 2010 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.34	Asset Purchase Agreement dated as of July 26, 2010, by and among Addus HealthCare (South Carolina), Inc., Advantage Health Systems, Inc., Paul Mitchell as the Seller Representative and the Sellers set forth on Exhibit A thereto (filed on July 27, 2010 as Exhibit 99.2 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.35	Earn-Out Agreement dated as of July 26, 2010, by and among Addus HealthCare (South Carolina), Inc., Advantage Health Systems, Inc., Paul Mitchell as the Seller Representative and the Sellers set forth on therein (filed on July 27, 2010 as Exhibit 99.3 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.36	Joinder, Consent and Amendment No. 3 to the Loan and Security Agreement, dated as of March 24, 2011, by and among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation and Professional Reliable Nursing Service, Inc., Addus HealthCare (South Carolina), Inc. Addus HealthCare (Delaware), Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions that are or may from time to time become parties thereto, and Addus HomeCare Corporation, as guarantor (filed on May 25, 2011 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated herein by reference)

Exhibit Number	Description of Document

10.37	Employment Agreement, effective July 25, 2011, by and between Addus HealthCare, Inc. and Gregory Breemes (filed on June 23, 2011 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated herein by reference)

10.38	Amendment No. 1 to Employment and Non-Competition Agreement, effective July 18, 2011, by and between Addus HealthCare, Inc. and Gregory Breemes (filed on July 20, 2011 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated herein by reference)

10.39	Amendment No. 4 to Loan and Security Agreement, dated as of July 26, 2011, effective as of June 30, 2011, by and among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation, Professional Reliable Nursing Service, Inc., Addus HealthCare (South Carolina), Inc., Addus HealthCare (Delaware), Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions from time to time parties thereto, and Addus HomeCare Corporation, as guarantor (filed on July 29, 2011 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated herein by reference)

10.40	Amendment No. 2 to Employment and Non-Competition Agreement, dated November 17, 2011, by and between Addus HealthCare, Inc. and Mark S. Heaney (filed on November 23, 2011 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated herein by reference)

10.41	Amendment No. 5 to Loan and Security Agreement, dated as of March 2, 2012, by and among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation, Professional Reliable Nursing Service, Inc., Addus HealthCare (South Carolina), Inc., Addus HealthCare (Delaware), Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions from time to time parties thereto, and Addus HomeCare Corporation, as guarantor*

10.42	Summary of Independent Director Compensation Policy*

21.1	Subsidiaries of the Addus HomeCare Corporation (filed on March 28, 2011 as Exhibit 22.1 to Addus HomeCare Corporation’s Annual Report on Form 10-K and incorporated herein by reference)

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	The following materials from Addus HomeCare Corporation’s Annual Report on Form 10-K for the years ended December 31, 2011, formatted in Extensive Business Reporting Language (XBRL), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Addus HomeCare Corporation

By:	/S/ MARK S. HEANEY
Mark S. Heaney, President and Chief Executive Officer

Date: March 15, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ MARK S. HEANEY	President and Chief Executive Officer (Principal	March 15, 2012
Mark S. Heaney	Executive Officer) and Director

/s/ DENNIS B. MEULEMANS	Chief Financial Officer (Principal Financial and	March 15, 2012
Dennis B. Meulemans	Accounting Officer)

/s/ MARK L. FIRST	Director	March 15, 2012
Mark L. First

/s/ SIMON A. BACHLEDA	Director	March 15, 2012
Simon A. Bachleda

/s/ W. ANDREW WRIGHT, III	Director	March 15, 2012
W. Andrew Wright, III

/s/ STEVEN I. GERINGER	Director	March 15, 2012
Steven I. Geringer

/s/ WAYNE B. LOWELL	Director	March 15, 2012
Wayne B. Lowell

/s/ R. DIRK ALLISON	Director	March 15, 2012
R. Dirk Allison

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Addus HomeCare Corporation

Palatine, IL

We have audited the accompanying consolidated balance sheets of Addus HomeCare Corporation and Subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Addus HomeCare Corporation and Subsidiaries at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Chicago, IL	/s/ BDO USA, LLP
March 15, 2012

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2011 and 2010

(amounts and shares in thousands, except per share data)

	2011	2010
Assets
Current assets
Cash	$2,020	$816
Accounts receivable, net of allowances of $7,189 and $6,723 at December 31, 2011 and 2010, respectively	72,368	70,954
Prepaid expenses and other current assets	8,137	7,704
Deferred tax assets	6,336	6,324

Total current assets	88,861	85,798

Property and equipment, net of accumulated depreciation and amortization	2,490	2,923

Other assets
Goodwill	50,695	63,930
Intangibles, net of accumulated amortization	8,044	13,570
Deferred tax assets	4,089	—
Other assets	513	703

Total other assets	63,341	78,203

Total assets	$154,692	$166,924

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$5,266	$3,304
Accrued expenses	29,313	26,529
Current maturities of long-term debt	6,569	5,158
Deferred revenue	2,145	2,141

Total current liabilities	43,293	37,132

Long-term debt, less current maturities	24,958	40,027
Deferred tax liabilities	—	562
Other long-term liabilities	—	1,112

Total liabilities	68,251	78,833

Commitments, contingencies and other matters
Stockholders’ equity
Common stock—$.001 par value; 40,000 authorized and 10,775 and 10,751 shares issued and outstanding as of December 31, 2011 and 2010, respectively	11	11
Additional paid-in capital	82,437	82,106
Retained earnings	3,993	5,974

Total stockholders’ equity	86,441	88,091

Total liabilities and stockholders’ equity	$154,692	$166,924

See accompanying notes to consolidated financial statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2011, 2010 and 2009

(amounts and shares in thousands, except per share data)

	For the Year Ended December 31,
	2011	2010	2009
Net service revenues	$273,100	$271,732	$259,305
Cost of service revenues	191,305	191,853	182,693

Gross profit	81,795	79,879	76,612
General and administrative expenses	66,926	63,841	59,924
Goodwill and intangible asset impairment charge	15,989	—	—
Revaluation of contingent consideration	(469)	—	—
Depreciation and amortization	3,554	4,046	4,913

Total operating expenses	86,000	67,887	64,837

Operating income (loss)	(4,205)	11,992	11,775
Interest income	(2,263)	(155)	—
Interest expense	2,524	3,159	6,773

Total interest expense, net	261	3,004	6,773
Income (loss) from operations before income taxes	(4,466)	8,988	5,002
Income tax expense (benefit)	(2,485)	2,960	1,400

Net income (loss)	(1,981)	6,028	3,602
Less: Preferred stock dividends, undeclared subject to payment on conversion; declared and converted in November 2009	—	—	(5,387)

Net income (loss) attributable to common shareholders	$(1,981)	$6,028	$(1,785)

Basic and diluted income (loss) per common share	$(0.18)	$0.57	$(0.66)

Weighted average number of common shares and potential common shares outstanding:
Basic	10,752	10,604	2,707
Diluted	10,752	10,606	2,707

See accompanying notes to consolidated financial statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2011, 2010 and 2009

(amounts and shares in thousands)

	Common Stock		Preferred Stock			Additional Paid-In Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Dividends
Balance at December 31, 2008	1,019	$1	38	$37,750	$(9,222)	$1,429	$4,617	$34,575

Dividends accrued on preferred stock	—	—	—	—	(5,387)	—	—	(5,387)
Dividends on preferred stock	—	—	—	—	14,609	(6,336)	(8,273)	—
Conversion of Series A preferred stock to common stock	4,077	4	(38)	(37,750)	—	37,746	—	—
Net proceeds from issuance of common stock, net of underwriters’ discount and transaction costs	5,400	5	—	—	—	47,475	—	47,480
Issuance of shares of common stock under restricted stock award agreements	3	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	297	—	297
Net income	—	—	—	—	—	—	3,602	3,602

Balance at December 31, 2009	10,499	10	—	—	—	80,611	(54)	80,567
Issuance of shares of common stock under restricted stock award agreements	4	1	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	—	255	—	255
Stock issued for acquisition	248	—	—	—	—	1,240	—	1,240
Net income	—	—	—	—	—	—	6,028	6,028

Balance at December 31, 2010	10,751	11	—	—	—	82,106	5,974	88,091
Issuance of shares of common stock under restricted stock award agreements	24	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	331	—	331
Net loss	—	—	—	—	—	—	(1,981)	(1,981)

Balance at December 31, 2011	10,775	$11	—	$—	$—	$82,437	$3,993	$86,441

See accompanying notes to consolidated financial statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2011, 2010 and 2009

(amounts in thousands)

	For the Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net income (loss)	$(1,981)	$6,028	$3,602
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	3,554	4,046	4,913
Deferred income taxes	(4,663)	447	(735)
Change in fair value of financial instrument	—	(191)	(586)
Stock-based compensation	331	255	297
Contingent purchase price deemed interest expense	—	—	1,802
Write-off of debt issuance costs	—	—	794
Amortization of debt issuance costs	224	179	590
Provision for doubtful accounts	4,275	4,429	4,514
Goodwill and intangible assets impairment charge	15,989	—	—
Revaluation of contingent consideration	(469)	—	—
Loss on sale of assets	43	—	—
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	(5,689)	(4,892)	(25,768)
Prepaid expenses and other current assets	1,433	(767)	(1,790)
Accounts payable	1,962	(459)	(116)
Accrued expenses	934	1,676	3,544
Deferred revenue	4	(48)	14

Net cash provided by (used in) operating activities	15,947	10,703	(8,925)

Cash flows from investing activities
Acquisitions of businesses	(500)	(5,588)	(14,177)
Purchases of property and equipment	(551)	(612)	(671)

Net cash used in investing activities	(1,051)	(6,200)	(14,848)

Cash flows from financing activities
Net proceeds from issuance of common stock	—	—	47,480
Payments on term loan	—	—	(53,368)
Net (repayments) borrowings on revolving credit loans	—	—	(7,694)
Net borrowings (repayments) on term loan	(2,292)	5,000	—
Net (payments) borrowings on revolving credit loan	(8,500)	(5,250)	38,500
Payments on preferred stock dividends	—	—	(1,673)
Payments on subordinated dividend notes	(2,500)	(1,250)	(5,117)
Debt issuance costs	(34)	(151)	(756)
Net borrowings (repayments) on other notes payable	(366)	(2,554)	806

Net cash (used in) provided by financing activities	(13,692)	(4,205)	18,178

Net change in cash	1,204	298	(5,595)
Cash, at beginning of period	816	518	6,113

Cash, at end of period	$2,020	$816	$518

Supplemental disclosures of cash flow information
Cash paid for interest	$2,337	$3,555	$5,872
Cash paid for income taxes	2,005	1,457	2,405
Supplemental disclosures of non-cash investing and financing activities
Contingent and deferred consideration accrued for acquisitions	$683	$1,615	$709
Undeclared accrued preferred stock dividends	—	—	5,387
Tax benefit related to the amortization of tax goodwill in excess of book basis	159	160	425
Conversion of accrued preferred dividends into subordinated dividend notes	—	—	12,936

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

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

Home Health

The home health segment net service revenues are primarily generated on a per episode or per visit basis. More than half of the home health segment net service revenues consist of Medicare services with the balance being non-Medicare services derived from Medicaid, commercial insurers and private duty. Home health net service revenues reimbursed by Medicare are based on episodes of care. Under the Medicare Prospective Payment System (“PPS”), an episode of care is defined as a length of care up to 60 days with multiple continuous episodes allowed per patient. Medicare billings under PPS vary based on the severity of the patient’s condition and are subject to adjustment, both positive and negative, for changes in the patient’s medical condition and certain other reasons. At the inception of each episode of care a request for anticipated payment (“RAP”) is submitted to Medicare for 50% to 60% of the estimated PPS reimbursement. The Company estimates the net PPS revenues to be earned during an episode of care based on the initial RAP billing, historical trends and other known factors. The net PPS revenues are initially recognized as deferred revenues and subsequently amortized as net service revenues ratably over the 60-day episodic period. At the end of each episode of care a final claim billing is submitted to Medicare and any changes between the initial RAP and final claim billings are recorded as an adjustment to net service revenues. No significant adjustments from initial estimates have been recorded as a result of the process. Other non-Medicare services are primarily provided on a per visit basis determinable and recognized as revenues at the time services are rendered.

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

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

Goodwill

The Company’s carrying value of goodwill is the residual of the purchase price over the fair value of the net assets acquired from various acquisitions including the acquisition of Addus HealthCare, Inc. (“Addus HealthCare”). In accordance with Accounting Standards Codification TM (“ASC”) Topic 350, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful livesare not amortized. The Company tests goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. Goodwill and indefinite lived intangible assets are required to be tested for impairment at least annually using a two-step method. The first step in the evaluation of goodwill impairment involves comparing the current fair value of each reporting unit to the recorded value, including goodwill. The Company uses the combination of a discounted cash flow model (“DCF model”) and the market multiple analysis method to determine the current fair value of each reporting unit. The DCF model was prepared using revenue and expense projections based on the Company’s current operating plan. As such, a number of significant assumptions and estimates are involved in the application of the DCF model to forecast revenue growth, price changes, gross profits, operating expenses and operating cash flows. The cash flows were discounted using a weighted average cost of capital of 14.5%, which was management’s best estimate based on the capital structure of the Company and external industry data. As part of the second step of this evaluation, if the carrying value of goodwill exceeds its fair value, an impairment loss would be recognized. The Company recorded a $15,989 goodwill and intangible asset charge during the third quarter of 2011 for its home health reporting unit (see Note 4).

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

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

Long-Lived Assets

The Company reviews its long-lived assets and finite lived intangibles (except goodwill and indefinite lived intangible assets, as described above) for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine if impairment exists, the Company compares the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset, generally determined by discounting the estimated future cash flows. No impairment charge was recorded in 2010 or 2009.

Debt Issuance Costs

The Company amortizes debt issuance costs on a straight-line method over the term of the related debt. This method approximates the effective interest method.

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

Interest Income

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, interest income. We received $2,263 and $155 in prompt payment interest in 2011 and 2010, respectively. While we may be owed additional prompt payment interest, the amount and timing of receipt of such payments remains uncertain and we have determined that we will continue to recognize prompt payment interest income when received.

Interest Expense

The Company’s interest expense consists of interest costs on its credit facility and other debt instruments.

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

For the year ended December 31, 2011 the Company had 10 dilutive shares but it reported a net loss and any potentially dilutive securities would be anti-dilutive, therefore, no additional shares were considered in the calculation of diluted earnings per share.

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

For the year ended December 31, 2009, the Company reported a net loss and any potentially dilutive securities would be anti-dilutive, therefore, no additional shares were considered in the calculation of diluted earnings per share.

Estimates

The financial statements are prepared by management in conformity with GAAP and include estimated amounts and certain disclosures based on assumptions about future events. Accordingly, actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, payables and debt. The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments. The carrying value of the Company’s long-term debt with variable interest rates approximates fair value based on instruments with similar terms.

The Company applies fair value techniques on a non-recurring basis associated with valuing potential impairment losses related to goodwill and indefinite-lived intangible assets and also when determining the fair value of contingent considerations. To determine the fair value in these situations, the Company uses Level 3 inputs such as discounted cash flows or if available, what a market participant would pay on the measurement date.

New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350) which will amend current guidance to allow companies to first perform a qualitative assessment to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. ASU 2011-08 is effective for the Company beginning January 1, 2012, with early adoption permitted. The adoption of ASU 2011-08 is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2011, the FASB issued ASU 2011-07, Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities. Under ASU 2011-07, only health care organizations (HCOs) that do not assess the collectability of a receivable before recognizing revenue will present their provision for bad debt related to patient service revenue as a deduction from revenue on the face of the statement of operations. ASU 2011-07 also requires and expands qualitative and quantitative disclosures about changes in the allowance. For certain HCOs, the guidance may result in the provision for bad debts being presented in two separate lines, a contra-revenue line for bad debts related to patient services and a bad debts line for bad debts related to all other sources of income. ASU 2011-07 is effective for the Company in the first quarter of 2012. The amendments to the presentation of the provision for bad debts related to patient service revenue in the statement of operations are

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

applied retrospectively to all prior periods presented, while required disclosures are provided prospectively. We are still evaluating the provisions of ASU 2011-07. However, the adoption of this standard will not impact net income and is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-24, Health Care Entities (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries which clarifies for medical malpractice claims or similar contingent liabilities, a health care entity should not net insurance recoveries against a related claim liability. The amendments in the this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

The contingent earn-out obligation was initially recorded at its fair value of $1,600, which is the present value of the Company’s obligation based on probability-weighted estimates of the achievement of certain performance targets, as defined in the Purchase Agreement. In April 2011, the Company paid the first earn-out

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

payment of $500 to the sellers of Advantage. The second earn-out payment obligation was reviewed during the fourth quarter of 2011 and it was revalued at approximately $683 as of December 31, 2011 which resulted in a $469 gain on revaluation of the contingent consideration. The final payment is expected to be made during the second quarter of 2012.

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

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired. Goodwill amounts are not amortized, but rather are tested for impairment at least annually. In the event that we determine that the value of goodwill has become impaired, we will record an impairment charge for the amount during the fiscal quarter in which such determination is made.

Identifiable intangible assets acquired consist of trade names and trademarks, certificates of need and state licenses, customer relationships, and non-compete agreements. The estimated fair value of identifiable intangible assets was determined by our management.

As part of its annual review of goodwill and intangible assets, the Company determined that all of its home health reportable unit was impaired (see Note 4). As part of this impairment in 2011 the Company recorded a charge that included $544 of goodwill and $272 of intangible assets associated with the purchase of Advantage.

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

3. Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2011	2010
Computer equipment	$1,694	$1,485
Furniture and equipment	975	1,001
Transportation equipment	641	532
Leasehold improvements	1,231	1,217
Computer software	2,840	2,745

	7,381	6,980
Less accumulated depreciation and amortization	(4,891)	(4,057)

	$2,490	$2,923

Computer software includes $1,500 of internally developed software that was recognized in conjunction with the acquisition of Addus HealthCare. Depreciation and amortization expense predominantly related to computer equipment and software is reflected in general and administrative expenses and totaled $941, $903, and $960 for the three years ended December 31, 2011, 2010 and 2009, respectively.

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

The DCF model was prepared using revenue and expense projections based on the Company’s current operating plan. As such, a number of significant assumptions and estimates are involved in the application of the DCF model to forecast revenue growth, price changes, gross profits, operating expenses and operating cash flows. The cash flows were discounted using a weighted average cost of capital of 14.5%, which was

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

management’s best estimate based on the capital structure of the Company and external industry data. As part of the second step of this evaluation, if the carrying value of goodwill exceeds its implied fair value an impairment loss would be recognized.

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

As permitted by ASC Topic 350, when an impairment indicator arises toward the end of an interim reporting period, the Company may recognize its best estimate of that impairment loss. Based on the Company’s preliminary analysis prepared as of June 30, 2011, the Company determined that all of the $13,076 allocated to goodwill for the home health reportable unit as of September 30, 2011 was impaired and recorded a goodwill impairment loss in the third quarter of 2011. The goodwill impairment charge is noncash in nature and did not affect the Company’s liquidity or cash flows from operating activities. Additionally, the goodwill impairment had no effect on the Company’s borrowing availability or covenants under its credit facility agreement. The analysis prepared as of June 30, 2011 was preliminary and subject to the completion of the Company’s annual impairment test as of October 1, 2011. The Company completed its annual impairment test of goodwill as of October 1, 2011 and determined that no additional impairment charges or adjustments were required. The goodwill for the Company’s two reporting units, home & community and home health was $50,735 and $0, respectively. Home & community had fair values in excess of carrying amounts of approximately $9,105, or 8.9% as of October 1, 2011.

The impairment analysis was completed in the fourth quarter and the Company determined that no additional impairment charges or adjustments were required.

	Home & Community	Home Health	Total
Goodwill, at December 31, 2009	$46,874	$12,608	$59,482
Acquisitions in 2010	3,738	534	4,272
Adjustments to previously recorded goodwill	208	(32)	176

Goodwill, at December 31, 2010	50,820	13,110	63,930
Adjustments to previously recorded goodwill	(125)	(34)	(159)
Impairment charge	—	(13,076)	(13,076)

Goodwill, at December 31, 2011	$50,695	$—	$50,695

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

In connection with the Company’s preliminary assessment of its fair value discussed above, it determined that all of its $2,913 allocated to identifiable intangible assets for the home health reportable unit as of September 30, 2011 was impaired and recorded an impairment loss in the third quarter of 2011. The impairment charge is noncash in nature and did not affect the Company’s liquidity or cash flows from operating activities.

The Company also has indefinite-lived assets that are not subject to amortization expense such as certificates of need and licenses to conduct specific operations within geographic markets. The Company has concluded that certificates of need and licenses have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and the Company intends to renew and operate the certificates of need and licenses indefinitely. The certificates of need and licenses are tested annually for impairment. In connection with the Company’s assessment of its fair value discussed above, it determined that all of the $640 allocated to home health certificates of need and licenses were impaired and recorded an impairment loss in the third quarter of 2011.

The carrying amount and accumulated amortization of each identifiable intangible asset category consisted of the following at December 31, 2011 and 2010:

	Customer and referral relationships	Trade names and trademarks	State Licenses	Non-competition agreements	Total
Balance at December 31, 2009	$10,427	$2,585	$—	$70	$13,082
Additions	2,440	222	790	179	3,631
Amortization	(2,683)	(400)	—	(60)	(3,143)

Balance at December 31, 2010	10,184	2,407	790	189	13,570
Impairment charges	(1,754)	(506)	(640)	(13)	(2,913)
Amortization	(2,199)	(350)	—	(64)	(2,613)

Balance at December 31, 2011	$6,231	$1,551	$150	$112	$8,044

Amortization expense related to the identifiable intangible assets amounted to $2,613, $3,143, and $3,953 for the three years ended December 31, 2011, 2010 and 2009, respectively. Goodwill and state licenses are not amortized pursuant to ASC Topic 350.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

The estimated future intangible amortization expense is as follows:

For the year ended December 31,
2012	$1,676
2013	1,354
2014	1,093
2015	886
2016	717
Thereafter	2,168

Total	$7,894

5. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consist of the following:

	December 31,
	2011	2010
Prepaid health insurance	$3,672	$5,337
Prepaid workers’ compensation and liability insurance	1,354	1,386
Prepaid rent	192	198
Workers’ compensation insurance receivable	1,866	—
Other	1,053	783

	$8,137	$7,704

Accrued expenses consisted of the following:

	December 31,
	2011	2010
Accrued payroll	$11,547	$10,453
Accrued workers’ compensation insurance	10,173	8,218
Accrued payroll taxes	1,811	1,579
Accrued health insurance	3,039	3,858
Accrued interest	100	144
Current portion of contingent earn-out obligation	683	502
Other	1,960	1,775

	$29,313	$26,529

The Company provides health insurance coverage to qualified union employees providing home & community services in Illinois through a Taft-Hartley multi-employer health and welfare plan under Section 302(c)(5) of the Labor Management Relations Act of 1947. The Company’s insurance contributions equal the amount reimbursed by the State of Illinois. Contributions are due within five business days from the

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

date the funds are received from the State. Amounts due of $2,982 and $3,808 for health insurance reimbursements and contributions were reflected in prepaid insurance and accrued insurance at December 31, 2011 and 2010, respectively.

The Company’s workers’ compensation program has a $350 deductible component. The Company recognizes its obligations associated with this program in the period the claim is incurred. The cost of both the claims reported and claims incurred but not reported, up to the deductible, have been accrued based on historical claims experience, industry statistics and an actuarial analysis performed by an independent third party. The future claims payments related to the workers’ compensation program are secured by letters of credit. These letters of credit totaled $7,410 and $6,765 at December 31, 2011 and 2010, respectively.

As part of the terms of the acquisition of Addus HealthCare in 2006, all 2005 and prior workers’ compensation claims are the obligation of the former stockholders of Addus HealthCare. Approximately $3,242 in cash escrows and deposits were set-aside from the purchase price of Addus HealthCare as collateral for these 2005 and prior claims as of December 31, 2011. The outstanding loss reserves associated with the 2005 and prior workers’ compensation policies approximated $1,777 at December 31, 2011.

6. Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2011	2010
Revolving credit loan	$24,750	$33,250
Term loan	2,708	5,000
Subordinated dividend notes bearing interest at 10.0%	4,069	6,569
Insurance note payable, due May 2011 and bearing interest at 2.9%	—	366

Total	31,527	45,185
Less current maturities	(6,569)	(5,158)

Long-term debt	$24,958	$40,027

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

On March 2, 2012, the Company entered into a fifth amendment (the “Fifth Amendment”) to its credit facility. The Fifth Amendment includes technical changes that are intended to comply with rules promulgated by CMS that restrict lenders from exercising any rights of set-off of funds on deposit in any lockboxes established for receiving payments from governmental authorities.

The availability of funds under the revolving credit portion of the credit facility, as amended, is based on the lesser of (i) the product of adjusted EBITDA, as defined in the credit facility agreement, for the most recent 12-month period for which financial statements have been delivered under the credit facility agreement multiplied by the specified advance multiple, up to 3.25, less the outstanding senior indebtedness and letters of credit, and (ii) $55,000 less the outstanding revolving loans and letters of credit. Interest on the amounts outstanding under the revolving credit portion of the credit facility is payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 4.6% or the LIBOR rate for term periods of one, two, three or six months plus a margin of 4.6%. Interest will be paid monthly or at the end of the relevant interest period, as determined in accordance with the credit facility agreement. The borrowers will pay a fee equal to 0.5% per

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

annum of the unused portion of the revolving portion of the credit facility. Issued stand-by letters of credit will be charged at a rate of 2.0% per annum payable monthly. On December 31, 2011 the interest rate on the revolving credit loan facility was 4.9% (30 day LIBOR rate was 0.3%). The total availability under the revolving credit loan facility was $21,810 at December 31, 2011 compared to $13,478 at December 31, 2010.

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

Other Notes

During 2010, the Company financed its general liability and workers’ compensation insurance premiums with a $1,031 promissory note. The notes have 12 month term periods with monthly principal and interest payments.

Aggregate maturities of long-term debt at December 31, 2011, are as follows:

For the year ended December 31,
2012	$6,569
2013	208
2014	24,750

Total	$31,527

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

7. Income Taxes

Income tax expense (benefit) is comprised of the following:

	December 31,
	2011	2010	2009
Current
Federal	$1,994	$2,178	$1,957
State	184	335	603
Deferred
Federal	(4,267)	388	(1,022)
State	(396)	59	(138)

Provision (benefit) for income taxes	$(2,485)	$2,960	$1,400

The tax effects of certain temporary differences between the Company’s book and tax bases of assets and liabilities give rise to significant portions of the deferred income tax assets at December 31, 2011 and 2010. The deferred tax assets consisted of the following:

	December 31,
	2011	2010
Deferred tax assets
Current
Accounts receivable allowances	$2,824	$2,619
Accrued compensation	902	1,207
Accrued workers’ compensation	3,263	3,201
Other	146	188

Total current deferred tax assets	7,135	7,215
Deferred tax liabilities
Current
Prepaid insurance	(799)	(891)

Net deferred tax assets—current	6,336	6,324
Deferred tax assets
Long-term
Goodwill and intangible assets	3,398	—
Property and equipment	112	179
Stock-based compensation	579	470

Total long-term deferred tax assets	4,089	649
Deferred tax liabilities
Long-term
Goodwill and intangible assets	—	(1,211)

Net deferred tax assets (liabilities)—non-current	4,089	(562)

Total net deferred tax assets	$10,425	$5,762

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax-planning strategies in making this assessment. Based on this assessment, management believes it is more likely than not that the Company will realize its deferred income tax assets as of December 31, 2011.

A reconciliation of the statutory federal tax rate of 34.0% to the effective income tax rate for the years ended December 31, 2011, 2010, and 2009 is summarized as follows:

	December 31,
	2011	2010	2009
Federal income tax at statutory rate	34.0%	34.0%	34.0%
State and local taxes, net of federal benefit	5.3	4.9	4.6
Jobs tax credits, net	23.1	(7.9)	(16.3)
Nondeductible meals and entertainment	(2.0)	1.0	1.2
Tax asset adjustment—stock options	(0.5)	0.9	4.4
Other	(4.3)	—	0.1

Effective income tax rate	55.6%	32.9%	28.0%

The Company is subject to taxation in jurisdictions in which it operates. The Company continues to remain subject to examination by U.S. federal authorities for the years 2008 through 2011 and for various state authorities for the years 2007 through 2011. As part of the acquisition of Addus HealthCare in 2006, the selling stockholders of the predecessor agreed to assume and indemnify the successor for any federal or state tax liabilities prior to the acquisition date.

The total amount of unrecognized tax benefits under ASC Topic 740 at December 31, 2011 was $115. If recognized, the entire amount would favorably impact the effective tax rate in future periods. Interest and penalties related to income tax liabilities are recognized in interest expense and general and administrative expenses, respectively. The Company does not anticipate a material change in its liabilities for uncertain tax positions during the next 12 months.

A summary of the activities associated with the Company’s reserve for unrecognized tax benefits is as follows:

Unrecognized Tax Benefits
Balance at December 31, 2009	$115
Increases related to current year tax positions	—

Balance at December 31, 2010	115
Increases related to current year tax positions	—

Balance at December 31, 2011	$115

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

A summary of stock option activity and weighted average exercise price is as follows:

	For The Year Ended December 31,
	2011	Weighted Average Exercise Price	2010	Weighted Average Exercise Price	2009	Weighted Average Exercise Price
	Options		Options		Options
Outstanding, beginning of period	588	$8.63	607	$9.51	802	$9.35
Granted	229	5.33	91	4.30	105	10.00
Forfeited/Cancelled	(42)	7.93	(110)	9.95	(300)	9.26

Outstanding, end of period	775	$7.69	588	$8.63	607	$9.51

The following table summarizes stock options outstanding and exercisable at December 31, 2011:

Exercise Price	Outstanding			Exercisable
	Options	Weighted Average Remaining Contractual Life In Years	Weighted Average Exercise Price	Options	Weighted Average Remaining Contractual Life In Years	Weighted Average Exercise Price
$4.06 – $ 5.45	299	9.2	$5.00	15	8.9	$4.06
$9.26 – $10.00	476	5.4	9.38	418	5.2	9.31

	775	6.9	$7.69	433	5.3	$9.13

The Company historically used the Black-Scholes option pricing model to estimate the fair value of its stock based payment awards under its 2006 Plan, but beginning October 28, 2009 under its 2009 Plan it began using an enhanced Hull-White Trinomial model. The determination of the fair value of stock-based payments utilizing the Black-Scholes model and the Enhanced Hull-White Trinomial model is affected by Holdings’ stock price and a number of assumptions, including expected volatility, risk-free interest rate, expected term, expected dividends yield, expected forfeiture rate, expected turn-over rate, and the expected exercise multiple. Holdings did not have a history of market prices of its common stock as it was not a public company prior to the IPO, and as such it

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

estimates volatility based on the volatilities of a peer group of publicly traded companies. The expected term of options is based on the Company’s estimate of when options will be exercised in the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of the Company’s awards. The dividend assumption is based on the Company’s history and expectation of not paying dividends. The expected turn-over rate represents the expected forfeitures due to employee turnover and is based on historical rates experienced by the Company. The expected exercise multiple represents the mean ratio of the stock price to the exercise price at which employees are expected to exercise their options.

The weighted-average estimated fair value of employee stock options granted as calculated using the Black-Scholes model and the Enhanced Hull-White Trinomial model and the related assumptions follow:

	For the year ended December 31,
	2011 Grants	2010 Grants	2009 Grants
Weighted average fair value	$2.54	$1.88	$4.28
Risk-free discount rate	3.17%	2.89% – 2.99%	3.00% – 3.10%
Expected life	6.0 – 6.5 years	6.5 years	6.5 years
Dividend yield	—	—	—
Volatility	42% – 51%	42% – 51%	42% – 51%
Expected turn-over rate(1)	5%	5%	5%
Expected exercise multiple(1)	2.2	2.2	2.2

(1)	These assumptions are used with the Enhanced Hull-White Trinomial model which the Company began using on October 28, 2009.

Stock option compensation expense totaled $254, $241 and $294 for the three years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, there was $794 of total unrecognized compensation cost that is expected to be recognized over a period of five years.

There is no intrinsic value on vested and outstanding stock options at December 31, 2011 due to the weighted average exercise prices for vested and outstanding stock options being above fair market value as of December 31, 2011. There were no stock options exercised during the three year period ended December 31, 2011 and as a result the Company did not receive any cash from option exercises and did not realize any related tax benefits. In conjunction with the IPO, the former Chairman of Addus HealthCare entered into a separation agreement which terminated his employment with Addus HealthCare. As a result of the termination and the time permitted to exercise any vested options expiring following such termination, 300 stock options were not exercised and deemed forfeited.

Restricted Stock Awards

In 2011, management awarded 24 shares of restricted stock awards under the 2009 with a weighted average fair value of $5.63 per share. As of December 31, 2011, $91 of unearned compensation related to unvested awards of restricted stock will be recognized over the remaining vesting terms of the awards.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

The following table summarizes the status of unvested restricted stock awards outstanding at December 31, 2011 and 2010:

	For The Year Ended December 31,
	2011	Weighted- Average Grant Date Fair Value	2010	Weighted- Average Grant Date Fair Value	2009	Weighted- Average Grant Date Fair Value
	Restricted Stock Awards		Restricted Stock Awards		Restricted Stock Awards
Unvested restricted stock awards	6	$6.85	3	$10.00	—	$—
Awarded	24	5.63	4	5.21	3	10.00
Vested	(8)	5.64	(1)	10.00	—	—
Forfeited	(1)	5.93	—	—	—	—

Unvested restricted stock awards at December 31,	21	$5.95	6	$6.85	3	$10.00

Restricted stock award compensation expense totaled $77, $14 and $3 for the three years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011, shares reserved under the 2006 and 2009 Plans were 226 and 575, respectively. The Company does not plan on issuing any further grants under the 2006 Plan.

9. Operating Leases and Related Party Transactions

The Company leases its location office space under various operating leases that expire through 2019. In addition to rent the Company is typically responsible for taxes, maintenance, insurance and common area costs. A number of the office leases also contain escalation and renewal option clauses. The Company is not a party to any sublease rentals. Total rent expense on these office leases was $3,495, $3,441 and $3,173 for the years ended December 31, 2011, 2010, and 2009, respectively.

The Company leases its corporate office space from a member of its board of directors, who is also a stockholder of the Company, under the terms of an operating lease that expires in September 2012. The lease agreement provides for a renewal option of five years, commencing upon the expiration of the initial term of the lease. Rental expense relating to this lease amounted to $409, $367 and $368 for the years ended December 31, 2011, 2010 and 2011, respectively.

During 2011, the Company entered into a lease for its telecom system under a five year operating lease that expires in May 2016. Total expense on the telecom lease was $62 for the year ended December 31, 2011.

The following is a schedule of the future minimum payments, exclusive of taxes and other operating expenses, required under the Company’s operating leases.

	Non-Related Party Rent	Related Party Rent	Amount
2012	$2,814	$397	$3,211
2013	1,978	—	1,978
2014	1,428	—	1,428
2015	1,206	—	1,206
2016	912	—	912
Thereafter	1,478	—	1,478

Total	$9,816	$397	$10,213

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

In addition, Addus HealthCare had a consulting agreement with Eos Management, Inc. (“Eos Management”), under which Eos Management was entitled to an annual management fee of $350. In September 2009, Addus HealthCare entered into a termination agreement with Eos Management, pursuant to which the parties agreed that the management consulting agreement would terminate immediately prior to the successful completion of a public offering. The management consulting agreement was terminated in November 2009 in conjunction with the IPO. No termination fees were paid in connection with such termination. The total management fee expense included in the Company’s financial statements was $0, $0 and $292 for the years ended December 31, 2011, 2010, and 2009, respectively.

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

In conjunction with the IPO, the former Chairman of Addus HealthCare terminated his employment with the Company in accordance with a separation agreement entered into in September 2009. The separation agreement required the Company to pay the former Chairman a total of $1,142 within 30 days following the completion of the IPO and provide certain benefits.

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

During 2011, the Company completed a preliminary assessment of the fair value of its two reportable segments for the potential for goodwill impairment and determined that the estimated fair value of its home

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

health reporting segment was less than the net book value, indicating that its allocated goodwill and intangible assets were impaired. Based on the Company’s analysis, it recorded a $15,989 goodwill and intangible asset impairment charge during the third quarter of 2011 (see Note 4).

Addus HomeCare does not track its assets by segment and does not allocate interest expense or income taxes to its operating segments. These costs are not included in the evaluation of the financial performance of the operating segments.

The following is a summary of segment information for the years ended December 31, 2011, 2010 and 2009:

	For the Year Ended December 31,
	2011	2010	2009
Net service revenue
Home & Community	$221,466	$220,752	$210,107
Home Health	51,634	50,980	49,198

	$273,100	$271,732	$259,305

Operating income (loss)
Home & Community	$26,249	$22,685	$20,397
Home Health	(14,212)	5,308	6,752
General corporate expenses & corporate depreciation	(16,242)	(16,001)	(15,374)

	$(4,205)	$11,992	$11,775

Depreciation and Amortization
Home & Community	$2,420	$2,686	$3,355
Home Health	389	638	769
Corporate	745	722	789

	$3,554	$4,046	$4,913

Total and identifiable assets
Home & Community	$118,327	$122,356	$117,768
Home Health	13,845	28,938	27,243
Corporate	22,520	15,630	16,304

	$154,692	$166,924	$161,315

12. Employee Benefit Plans

The Company’s 401(k) Retirement Plan covers all non-union employees. The 401(k) plan is a defined contribution plan that provides for Company matching contributions. Matching contributions are discretionary and subject to change by management. Under the provisions of the 401(k) plan, employees can contribute up to the maximum percentage and limits allowable under the Code. The Company provided a matching contribution, equal to 6.0% of the employees’ contributions, totaling $49, $51, and $51 for the year ended December 31, 2011, 2010, and 2009, respectively.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

13. Commitments and Contingencies

Legal Proceedings

The Company is a party to legal and/or administrative proceedings arising in the ordinary course of its business. It is the opinion of management that the outcome of such proceedings will not have a material effect on the Company’s financial position and results of operations.

Contingent Payment

In conjunction with the 2006 acquisition of Addus HealthCare, the sellers were entitled to receive a contingent payment equal to the lesser of $10,000 plus 8% per annum compounded annually or the net value of the Company less the target amount, as defined in the agreement. The target amount represented the total of (i) $37,750, plus 10% per annum compounded annually plus (ii) the cash consideration received from the issuance of any securities that were senior to the series A preferred stock (“Senior Securities”) and any accrued and unpaid dividends with respect to such Senior Securities, if any, less (iii) the principal amount of any series A preferred stock or Senior Securities that were redeemed or otherwise repurchased and any dividends paid or other distributions made on the series A preferred stock, Senior Securities or common stock of Holdings. The contingent payment amount was due upon the earliest of a public offering with net proceeds of not less than $50,000, the sale, liquidation or dissolution of the Company which resulted in a net value of the Company greater than the target amount, or September 19, 2011. Based on its final determination, goodwill was adjusted for the amount of the actual payment. In conjunction with the IPO and pursuant to the contingent payment agreement, the contingent payment recipients received an aggregate amount equal to $12,721 upon completion of the IPO, of which $1,802 was deemed interest expense and the remaining balance of $10,919 was recorded as additional goodwill.

Employment Agreements

The Company has entered into employment agreements with certain members of senior management. The terms of these agreements are up to four years and include non-compete and nondisclosure provisions, as well as provide for defined severance payments in the event of termination.

14. Significant Payors

A substantial portion of the Company’s net service revenues and accounts receivables are derived from services performed for federal, state and local governmental agencies. Medicare and one state governmental agency represented 12% and 43%; 12% and 38%; and 12% and 34% of the Company’s net service revenues for 2011, 2010, and 2009, respectively.

The related receivables due from Medicare and the state agency represented 11% and 58% of the Company’s accounts receivable at December 31, 2011, respectively, and 9% and 58% of the Company’s accounts receivable at December 31, 2010, respectively.

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

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

16. Unaudited Summarized Quarterly Financial Information

The following is a summary of our unaudited quarterly results of operations (amounts and shares in thousands, except per share data):

	Year Ended December 31, 2011						Year Ended December 31, 2010
	Dec. 31		Sept. 30		Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
Net service revenues	$68,622		$69,384		$68,252	$66,842	$70,120	$69,842	$67,165	$64,605
Gross profit	21,620		21,011		20,110	19,054	21,191	20,132	19,736	18,820

Operating income (loss)	3,959		(12,860)		2,690	2,006	3,231	2,797	3,272	2,692
Net income (loss)	$2,496	(1)	$(6,663	)(1)	$1,333	$853	$1,537	$1,479	$1,654	$1,358
Average shares outstanding:
Basic	10,754		10,746		10,746	10,746	10,745	10,681	10,500	10,500
Diluted	10,756		10,746		10,770	10,754	10,745	10,681	10,500	10,500
Income (loss) per common share:
Basic and diluted	$0.23	(1)	$(0.62	)(1)	$0.12	$0.08	$0.14	$0.14	$0.16	$0.13

(1)	The Company determined that its tax benefit of $(4,359) recorded in the third quarter of 2011 should have been recorded as a tax benefit of $(6,745). The Company’s income tax expense for the fourth quarter of 2011 totaling $3,131 reflects this adjustment and the income tax benefit of $(2,485) for the full year 2011 is not affected by this adjustment. The Company’s diluted loss per common share of $(0.84) reported in the third quarter of 2011 was adjusted to a $(0.62) loss per common share. The loss per common share of $(0.18) for the year ended December 31, 2011 was not affected by this adjustment.

17. Subsequent Event

During February 2012 the Company completed its sale of a home health agency located in Portland, OR for approximately $500 with net proceeds of approximately $400 after the payment of legal and closing related expenses.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE II

(In thousands)

Allowance for doubtful accounts	Balance at beginning of period	Additions/ charges	Deductions*	Balance at end of period
Year ended December 31, 2011
Allowance for doubtful accounts	$6,723	4,275	3,809	$7,189
Year ended December 31, 2010
Allowance for doubtful accounts	$4,813	4,429	2,519	$6,723
Year ended December 31, 2009
Allowance for doubtful accounts	$2,693	4,514	2,394	$4,813

*	Write-offs, net of recoveries

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Addus HomeCare Corporation dated as of November 2, 2009 (filed on November 20, 2009 as Exhibit 3.1 to Addus HomeCare Corporation’s Quarterly Report on Form 10-Q and incorporated by reference herein)

3.2	Amended and Restated Bylaws of Addus HomeCare Corporation (filed on September 21, 2009 as Exhibit 3.5 to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

4.1	Form of Common Stock Certificate (filed on October 2, 2009 as Exhibit 4.1 to Amendment No. 4 to the Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

4.2	Registration Rights Agreement, dated September 19, 2006, by and among Addus HomeCare Corporation, Eos Capital Partners III, L.P., Eos Partners SBIC III, L.P., Freeport Loan Fund LLC, W. Andrew Wright, III, Addus Term Trust, W. Andrew Wright Grantor Retained Annuity Trust, Mark S. Heaney, James A. Wright and Courtney E. Panzer (filed on July 17, 2009 as Exhibit 4.2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

4.3	Amended and Restated Unsecured 10% Junior Subordinated Promissory Note, dated as of March 18, 2010, by and between Addus HomeCare Corporation and Eos Capital Partners III, L.P. in the principal amount of $6,074,493.24 (filed on March 18, 2010 as Exhibit 99.2 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

4.4	Amended and Restated Unsecured 10% Junior Subordinated Promissory Note, dated as of March 18, 2010, by and between Addus HomeCare Corporation and Eos Partners SBIC III, L.P. in the principal amount of $1,744,265.26 (filed on March 18, 2010 as Exhibit 99.3 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.1	Separation and General Release Agreement, dated as of September 20, 2009, between Addus HealthCare, Inc. and W. Andrew Wright, III (filed on September 21, 2009 as Exhibit 10.1(b) to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.2	Amended and Restated Employment and Non-Competition Agreement, dated May 6, 2008, between Addus HealthCare, Inc. and Mark S. Heaney (filed on July 17, 2009 as Exhibit 10.2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.3	Amendment to the Amended and Restated Employment and Non-Competition Agreement, dated September 30, 2009, between Addus HealthCare, Inc. and Mark S. Heaney (filed on October 2, 2009 as Exhibit 10.2(a) to Amendment No. 4 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.4	Agreement and General Release, dated as of September 2, 2010, between Addus HealthCare, Inc. and Frank Leonard (filed on September 7, 2010 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.5	Employment Agreement, dated November 29, 2010, by and between Addus HealthCare, Inc. and Dennis Meulemans (filed on December 1, 2010 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.6	Amended and Restated Employment and Non-Competition Agreement, dated August 27, 2007, between Addus HealthCare, Inc. and Darby Anderson (filed on July 17, 2009 as Exhibit 10.4 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

Exhibit Number	Description of Document

10.7	Amendment to the Amended and Restated Employment and Non-Competition Agreement, dated September 30, 2009, between Addus HealthCare, Inc. and Darby Anderson (filed on October 2, 2009 as Exhibit 10.4(a) to Amendment No. 4 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.8	Separation Agreement, Waiver and General Release, dated as of November 23, 2010, between Addus HealthCare, Inc. and Sharon Rudden (filed on November 30, 2010 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.9	Employment Agreement effective January 19, 2011, by and between Addus HealthCare, Inc. and Daniel Schwartz (filed on January 4, 2011 as Exhibit 99.2 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.10	Amended and Restated Employment and Non-Competition Agreement, dated October 8, 2008, between Addus HealthCare, Inc. and David W. Stasiewicz (filed on July 17, 2009 as Exhibit 10.6 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.11	Amendment No. 1 to Amended and Restated Employment and Non-Competition Agreement between Addus HealthCare, Inc. and David W. Stasiewicz (filed on October 2, 2009 as Exhibit 10.6(a) to Amendment No. 4 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.12	Employment and Non-Competition Agreement, dated March 23, 2007, between Addus HealthCare, Inc. and Paul Diamond (filed on July 17, 2009 as Exhibit 10.7 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.13	Amendment to the Employment and Non-Competition Agreement, dated September 30, 2009, between Addus HealthCare, Inc. and Paul Diamond (filed on October 2, 2009 as Exhibit 10.7(a) to Amendment No. 4 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.14	Addus HealthCare, Inc. Home Health and Home Care Division Vice President and Regional Director Bonus Plan (filed on July 17, 2009 as Exhibit 10.10 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.15	Addus HealthCare, Inc. Support Center Vice President and Department Director Bonus Plan (filed on July 17, 2009 as Exhibit 10.11 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.16	Addus Holding Corporation 2006 Stock Incentive Plan (filed on July 17, 2009 as Exhibit 10.12 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.17	Director Form of Option Award Agreement under the 2006 Stock Incentive Plan (filed on July 17, 2009 as Exhibit 10.13 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.18	Executive Form of Option Award Agreement under the 2006 Stock Incentive Plan (filed on July 17, 2009 as Exhibit 10.14 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.19	Form of Indemnification Agreement (filed on July 17, 2009 as Exhibit 10.16 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.20	License Agreement, dated March 24, 2006, between McKesson Information Solutions, LLC and Addus HealthCare, Inc. (filed on August 26, 2009 as Exhibit 10.17 to Amendment No. 1 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

Exhibit Number	Description of Document

10.21	Contract Supplement to the License Agreement, dated March 24, 2006 (filed on August 26, 2009 as Exhibit 10.17(a) to Amendment No. 1 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.22	Contract Supplement to the License Agreement, dated March 28, 2006 (filed on August 26, 2009 as Exhibit 10.17(b) to Amendment No. 1 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.23	Amendment to License Agreement, dated March 28, 2006, between McKesson Information Solutions, LLC and Addus HealthCare, Inc. (filed on August 26, 2009 as Exhibit 10.17(c) to Amendment No. 1 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.24	Lease, dated April 1, 1999, between W. Andrew Wright, III and Addus HealthCare, Inc. (filed on July 17, 2009 as Exhibit 10.18 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.25	First Amendment to Lease, dated as of April 1, 2002, between W. Andrew Wright, III and Addus HealthCare, Inc. (filed on July 17, 2009 as Exhibit 10.18(a) to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.26	Second Amendment to Lease, dated as of September 19, 2006, between W. Andrew Wright, III and Addus HealthCare, Inc. (filed on July 17, 2009 as Exhibit 10.18(b) to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.27	Third Amendment to Lease, dated as of September 1, 2008, between W. Andrew Wright, III and Addus HealthCare, Inc. (filed on July 17, 2009 as Exhibit 10.18(c) to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.28	Addus HomeCare Corporation 2009 Stock Incentive Plan (filed on September 21, 2009 as Exhibit 10.20 to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.29	Form of Incentive Stock Option Award Agreement under the 2009 Stock Incentive Plan (filed on September 21, 2009 as Exhibit 10.20(a) to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.30	Form of Restricted Stock Award Agreement under the 2009 Stock Incentive Plan (filed on September 21, 2009 as Exhibit 10.20(b) to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.31	Loan and Security Agreement, dated as of November 2, 2009, by and among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation and Professional Reliable Nursing Service, Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions that are or may from time to time become parties thereto, and Addus HomeCare Corporation, as guarantor (filed on November 5, 2009 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

Exhibit Number	Description of Document

10.32	Consent and Amendment No. 1 to the Loan and Security Agreement, dated as of March 18, 2010, by and among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation and Professional Reliable Nursing Service, Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions that are or may from time to time become parties thereto, and Addus HomeCare Corporation, as guarantor (filed on March 18, 2010 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.33	Joinder, Consent and Amendment No. 2 to Loan and Security Agreement, dated as of July 26, 2010, by and among Addus HealthCare, Inc., Addus HealthCare (South Carolina), Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation and Professional Reliable Nursing Service, Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions that are or may from time to time become parties thereto, and Addus HomeCare Corporation, as guarantor (filed on July 27, 2010 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.34	Asset Purchase Agreement dated as of July 26, 2010, by and among Addus HealthCare (South Carolina), Inc., Advantage Health Systems, Inc., Paul Mitchell as the Seller Representative and the Sellers set forth on Exhibit A thereto (filed on July 27, 2010 as Exhibit 99.2 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.35	Earn-Out Agreement dated as of July 26, 2010, by and among Addus HealthCare (South Carolina), Inc., Advantage Health Systems, Inc., Paul Mitchell as the Seller Representative and the Sellers set forth on therein (filed on July 27, 2010 as Exhibit 99.3 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.36	Joinder, Consent and Amendment No. 3 to the Loan and Security Agreement, dated as of March 24, 2011, by and among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation and Professional Reliable Nursing Service, Inc., Addus HealthCare (South Carolina), Inc. Addus HealthCare (Delaware), Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions that are or may from time to time become parties thereto, and Addus HomeCare Corporation, as guarantor (filed on May 25, 2011 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated herein by reference)

10.37	Employment Agreement, effective July 25, 2011, by and between Addus HealthCare, Inc. and Gregory Breemes (filed on June 23, 2011 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated herein by reference)

10.38	Amendment No. 1 to Employment and Non-Competition Agreement, effective July 18, 2011, by and between Addus HealthCare, Inc. and Gregory Breemes (filed on July 20, 2011 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated herein by reference)

Exhibit Number	Description of Document

10.39	Amendment No. 4 to Loan and Security Agreement, dated as of July 26, 2011, effective as of June 30, 2011, by and among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation, Professional Reliable Nursing Service, Inc., Addus HealthCare (South Carolina), Inc., Addus HealthCare (Delaware), Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions from time to time parties thereto, and Addus HomeCare Corporation, as guarantor (filed on July 29, 2011 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated herein by reference)

10.40	Amendment No. 2 to Employment and Non-Competition Agreement, dated November 17, 2011, by and between Addus HealthCare, Inc. and Mark S. Heaney (filed on November 23, 2011 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated herein by reference)

10.41	Amendment No. 5 to Loan and Security Agreement, dated as of March 2, 2012, by and among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation, Professional Reliable Nursing Service, Inc., Addus HealthCare (South Carolina), Inc., Addus HealthCare (Delaware), Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions from time to time parties thereto, and Addus HomeCare Corporation, as guarantor*

10.42	Summary of Independent Director Compensation Policy *

21.1	Subsidiaries of the Addus HomeCare Corporation (filed on March 28, 2011 as Exhibit 22.1 to Addus HomeCare Corporation’s Annual Report on Form 10-K and incorporated herein by reference)

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	The following materials from Addus HomeCare Corporation’s Annual Report on Form 10-K for the years ended December 31, 2011, formatted in Extensive Business Reporting Language (XBRL), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith