Form 10-Q
period 2012-03-31
Addus HomeCare Corp
filed 2012-05-10
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Common Stock $0.001 par value

Shares outstanding at April 26, 2012: 10,774,886

ADDUS HOMECARE CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2012 and December 31, 2011

(amounts and shares in thousands, except per share data)

(Unaudited)

	2012	2011
Assets
Current assets
Cash	$1,319	$2,020
Accounts receivable, net of allowances of $6,626 and $7,189 as of March 31, 2012 and December 31, 2011, respectively	73,836	72,368
Prepaid expenses and other current assets	7,506	8,137
Deferred tax assets	6,336	6,336

Total current assets	88,997	88,861

Property and equipment, net of accumulated depreciation and amortization	2,563	2,490

Other assets
Goodwill	50,655	50,695
Intangibles, net of accumulated amortization	7,625	8,044
Deferred tax assets	4,089	4,089
Other assets	456	513

Total other assets	62,825	63,341

Total assets	$154,385	$154,692

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,720	$5,266
Accrued expenses	29,410	29,313
Current maturities of long-term debt	5,152	6,569
Deferred revenue	2,216	2,145

Total current liabilities	40,498	43,293

Long-term debt, less current maturities	26,750	24,958

Total liabilities	67,248	68,251

Commitments, contingencies and other matters
Stockholders’ equity
Preferred stock—$.001 par value; 10,000 authorized and 0 shares issued and outstanding	—	—
Common stock—$.001 par value; 40,000 authorized; 10,775 shares issued and outstanding as of March 31, 2012 and December 31, 2011	11	11
Additional paid-in capital	82,504	82,437
Retained earnings	4,622	3,993

Total stockholders’ equity	87,137	86,441

Total liabilities and stockholders’ equity	$154,385	$154,692

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2012 and 2011

(amounts and shares in thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Net service revenues	$67,924	$66,842
Cost of service revenues	49,283	47,788

Gross profit	18,641	19,054
General and administrative expenses	17,031	16,119
Depreciation and amortization	634	929
Gain on sale of agency	(495)	—

Total operating expenses	17,170	17,048

Operating income	1,471	2,006
Interest income	(128)	—
Interest expense	532	713

Income before income taxes	1,067	1,293
Income tax expense	438	440

Net income	$629	$853

Income per common share:
Basic	$0.06	$0.08

Diluted	$0.06	$0.08

Weighted average number of common shares and potential common shares outstanding:
Basic	10,756	10,746

Diluted	10,760	10,754

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2012

(amounts and shares in thousands)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2011	10,775	$11	$82,437	$3,993	$86,441
Stock-based compensation	—	—	67	—	67
Net income	—	—	—	629	629

Balance at March 31, 2012	10,775	$11	$82,504	$4,622	$87,137

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2012 and 2011

(amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net income	$629	$853
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	634	929
Stock-based compensation	67	48
Amortization of debt issuance costs	57	55
Provision for doubtful accounts	850	1,023
Gain on sale of agency	(495)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,318)	5,086
Prepaid expenses and other current assets	631	767
Accounts payable	(1,546)	220
Accrued expenses	137	2,127
Deferred revenue	71	343

Net cash (used in) provided by operating activities	(1,283)	11,451

Cash flows from investing activities
Net proceeds from sale of agency	495	—
Purchases of property and equipment	(288)	(42)

Net cash provided by (used in) investing activities	207	(42)

Cash flows from financing activities
Payments on term loan	(625)	(417)
Net (payments) borrowings on credit facility	2,000	(9,750)
Payments on subordinated dividend notes	(1,000)	(500)
Payments on other notes	—	(284)
Debt issuance costs	—	(19)

Net cash provided by (used in) financing activities	375	(10,970)

Net change in cash	(701)	439
Cash, at beginning of period	2,020	816

Cash, at end of period	$1,319	$1,255

Supplemental disclosures of cash flow information
Cash paid for interest	$371	$685
Cash paid for income taxes	963	524

Supplemental disclosures of non-cash investing and financing activities
Tax benefit related to the amortization of tax goodwill in excess of book basis	$40	$39

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(amounts and shares in thousands)

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation and Description of Business

The consolidated financial statements include the accounts of Addus HomeCare Corporation (“Holdings”) and its subsidiaries (together with Holdings, the “Company” or “we”). The Company provides home & community and home health services through a network of locations throughout the United States. These services are primarily performed in the homes of individuals. The Company’s home & community services include assistance to the elderly, chronically ill and disabled with bathing, grooming, dressing, personal hygiene and medication reminders, and other activities of daily living. Home & community services are primarily performed under agreements with state and local governmental agencies. The Company’s home health services are operated through licensed and Medicare certified offices that provide physical, occupational and speech therapy, as well as skilled nursing services to pediatric, adult infirm and elderly patients. Home health services are reimbursed from Medicare, Medicaid programs, commercial insurance and private payors.

Principles of Consolidation

All intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

The Company generates net service revenues by providing home & community services and home health services directly to individuals. The Company receives payments for providing such services from federal, state and local governmental agencies, commercial insurers and private individuals.

Home & Community

The home & community segment net service revenues are principally provided based on authorized hours, determined by the relevant agency, at an hourly rate specified in agreements or fixed by legislation and recognized as revenues at the time services are rendered. Home & community net service revenues are reimbursed by state, local and other governmental programs which are partially funded by Medicaid programs, with the remainder reimbursed through private duty and insurance programs.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts and shares in thousands)

(Unaudited)

Home Health

The home health segment net service revenues are primarily generated on a per episode or per visit basis. More than half of the home health segment net service revenues consist of Medicare services with the balance being derived from Medicaid, commercial insurers and private duty. Home health net service revenues reimbursed by Medicare are based on episodes of care. Under the Medicare Prospective Payment System (“PPS”), an episode of care is defined as a length of care up to 60 days with multiple continuous episodes allowed per patient. Medicare billings under PPS vary based on the severity of the patient’s condition and are subject to adjustment, both positive and negative, for changes in the patient’s medical condition and certain other reasons. At the inception of each episode of care, a request for anticipated payment (“RAP”) is submitted to Medicare for 50% to 60% of the estimated PPS reimbursement. The Company estimates the net PPS revenues to be earned during an episode of care based on the initial RAP billing, historical trends and other known factors. The net PPS revenues are initially recognized as deferred revenues and subsequently amortized as net service revenues ratably over the 60-day episodic period. At the end of each episode of care, a final billing is submitted to Medicare and any changes between the initial RAP and final billings are recorded as an adjustment to net service revenues. Other non-Medicare services are primarily provided on a per visit basis determinable and recognized as revenues at the time services are rendered.

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

Goodwill

The Company’s carrying value of goodwill is the residual of the purchase price over the fair value of the net assets acquired from various acquisitions including the acquisition of Addus HealthCare, Inc. (“Addus HealthCare”). In accordance with Accounting Standards Codification TM (“ASC”) Topic 350, “Goodwill and Other Intangible Assets ,” goodwill and intangible assets with indefinite useful lives are not amortized. The Company tests goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. Goodwill is required to be tested for impairment at least annually using a two-step method. The first step in the evaluation of goodwill impairment involves comparing the current fair value of each reporting unit to the recorded value, including goodwill. The Company uses the combination of a discounted cash flow model (“DCF model”) and the market multiple analysis method to determine the current fair value of each reporting unit. The DCF model was prepared using revenue and expense projections based on the Company’s current operating plan. As such, a number of significant assumptions and estimates are involved in the application of the DCF model to forecast revenue growth, price changes, gross profits, operating expenses and operating cash flows. The cash flows were discounted using a weighted average cost of capital of 14.5%, which was management’s best estimate based on the capital structure of the Company and external industry data. As part of the second step of this evaluation, if the carrying value of goodwill exceeds its fair value, an impairment loss would be recognized. No impairment charges were recorded in the three months ended March 31, 2012 and 2011.

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

The income approach, which the Company uses to estimate the fair value of its reporting units and intangible assets, is dependent on a number of factors including estimates of future market growth and trends, forecasted revenue and costs, expected periods the assets will be utilized, appropriate discount rates and other variables. The Company bases its fair value estimates on assumptions the Company believes to be reasonable but are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, the Company makes certain judgments about the selection of comparable companies used in the market approach in valuing its reporting units, as well as certain assumptions to allocate shared assets and liabilities to calculate the carrying values for each of the Company’s reporting units. No impairment charges were recorded for the three months ended March 31, 2012 and 2011.

Long-Lived Assets

The Company reviews its long-lived assets and finite lived intangibles (except goodwill and indefinite lived intangible assets, as described above) for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine if impairment exists, the Company compares the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset, generally determined by discounting the estimated future cash flows. No impairment charges were recorded in the three months ended March 31, 2012 and 2011.

Income Taxes

The Company accounts for income taxes under the provisions of ASC Topic 740, “Income Taxes.” The objective of accounting for income taxes is to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in its financial statements or tax returns. Deferred taxes, resulting from differences between the financial and tax basis of the Company’s assets and liabilities, are also adjusted for changes in tax rates and tax laws when changes are enacted. ASC Topic 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. ASC Topic 740, also prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. In addition, ASC Topic 740 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions.

Stock-based Compensation

The Company has two stock incentive plans, the 2006 Stock Incentive Plan (the “2006 Plan”) and the 2009 Stock Incentive Plan (the “2009 Plan”) that provide for stock-based employee compensation. The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Stock Compensation.” Compensation expense is recognized on a graded method under the 2006 Plan and on a straight-line basis under the 2009 Plan over the vesting period of the awards based on the fair value of the options and restricted stock awards. Under the 2006 Plan, the Company historically used the Black-Scholes option pricing model to estimate the fair value of its stock based payment awards, but beginning October 28, 2009 under its 2009 Plan it began using an enhanced Hull-White Trinomial model. The determination of the fair value of stock-based payments utilizing the Black-Scholes model and the Enhanced Hull-White Trinomial model is affected by Holdings’ stock price and a number of assumptions, including expected volatility, risk-free interest rate, expected term, expected dividends yield, expected forfeiture rate, expected turn-over rate, and the expected exercise multiple.

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

For the period ended March 31, 2012 and 2011, the Company had 4 and 8 dilutive shares, respectively, relating to the dilutive effect of outstanding stock options and restricted stock awards.

Estimates

The financial statements are prepared by management in conformity with GAAP and include estimated amounts and certain disclosures based on assumptions about future events. Accordingly, actual results could differ from those estimates.

2. Sale of Agency

During February 2012, the Company completed its sale of a home health agency located in Portland, OR for approximately $525 with net proceeds of approximately $495 after the payment of closing related expenses. The Company recorded a $495 pre-tax gain on the sale of the agency.

3. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consisted of the following:

	March 31, 2012	December 31, 2011
Prepaid health insurance	$3,817	$3,672
Prepaid workers’ compensation and liability insurance	634	1,354
Prepaid rent	188	192
Workers’ compensation insurance receivable	1,866	1,866
Other	1,001	1,053

	$7,506	$8,137

Accrued expenses consisted of the following:

	March 31, 2012	December 31, 2011
Accrued payroll	$10,570	$11,547
Accrued workers’ compensation insurance	10,806	10,173
Accrued payroll taxes	2,587	1,811
Accrued health insurance	3,305	3,039
Accrued interest	77	100
Contingent earn-out obligation	683	683
Other	1,382	1,960

	$29,410	$29,313

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts and shares in thousands)

(Unaudited)

4. Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2012	December 31, 2011
Revolving credit loan	$26,750	$24,750
Term loan	2,083	2,708
Subordinated dividend notes bearing interest at 10.0%	3,069	4,069

Total	31,902	31,527
Less current maturities	(5,152)	(6,569)

Long-term debt	$26,750	$24,958

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

On July 26, 2010, the Company entered into the Second Amendment to its credit facility. The Second Amendment provided for a new term loan component of the credit facility in the aggregate principal amount of $5,000 with a maturity date of January 5, 2013. The requisite lenders also consented to the acquisition, effective July 25, 2010, of certain assets of Advantage Health Systems, Inc. (“Advantage”) by the Company, pursuant to an Asset Purchase Agreement entered into on July 26, 2010. The term loan will be repaid in 24 equal monthly installments which commenced February 2011. Interest on the term loan under the credit facility is payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 4.6% or the LIBOR rate for term periods of one, two, three or six months plus a margin of 4.6%. Interest will be paid monthly or at the end of the relevant interest period. The credit facility contains customary affirmative, negative and financial covenants with which the Company was in compliance at March 31, 2012.

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

On March 2, 2012, the Company entered into a fifth amendment (the “Fifth Amendment”) to its credit facility. The Fifth Amendment includes technical changes that are intended to comply with rules promulgated by the Centers for Medicare and Medicaid Services (“CMS”) that restrict lenders from exercising any rights of set-off of funds on deposit in any lockboxes established for receiving payments from governmental authorities.

The availability of funds under the revolving credit portion of the credit facility, as amended, is based on the lesser of (i) the product of adjusted EBITDA, as defined in the credit facility agreement, for the most recent 12-month period for which financial statements have been delivered under the credit facility agreement multiplied by the specified advance multiple, up to 3.25, less the outstanding senior indebtedness and letters of credit, and (ii) $55,000 less the outstanding revolving loans and letters of credit. Interest on the amounts outstanding under the revolving credit portion of the credit facility is payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 4.6% or the LIBOR rate for term periods of one, two, three or six months plus a margin of 4.6%. Interest will be paid monthly or at the end of the relevant interest period, as determined in accordance with the credit facility agreement. The borrowers will pay a fee equal to 0.5% per annum of the unused portion of the revolving portion of the credit facility. Issued stand-by letters of credit will be charged at a rate of 2.0% per annum payable monthly. On March 31, 2012 the interest rate on the revolving credit loan facility was 4.8% (30 day LIBOR rate was 0.2%). The total availability under the revolving credit loan facility was $14,120 at March 31, 2012 compared to $21,810 at December 31, 2011. During April 2012, the Company received approximately $16,000 in payments above normal levels from the State of Illinois.

Subordinated Dividend Notes

The Company issued subordinated dividend notes on November 2, 2009 in connection with its initial public offering. The dividend notes are subordinated and junior to all obligations under the Company’s credit facility. Interest on the outstanding dividend notes accrues at a rate of 10% per annum, compounded annually. The outstanding principal amount of the dividend notes was originally payable in eight equal consecutive quarterly installments which commenced on December 31, 2009 and each March 31, June 30, September 30 and December 31 of each year thereafter until paid in full. Interest on the unpaid principal balance of the dividend notes is due and payable quarterly in arrears together with each payment of principal.

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

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts and shares in thousands)

(Unaudited)

5. Segment Data

The Company provides home & community and home health services primarily in the homes of individuals. The Company’s locations and operations are organized principally along these lines of service. The home & community and home health services lines have been identified as reportable segments applying the criteria in ASC Topic 280, Disclosure about Segments of an Enterprise and Related Information. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. Intersegment net service revenues are not significant. All services are provided in the United States.

The Company evaluates the performance of its segments through operating income which excludes corporate depreciation and general corporate expenses. General corporate expenses consist principally of accounting and finance, information systems, billing and collections, human resources and national sales and marketing administration.

The following is a summary of segment information for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Net service revenues
Home & Community	$56,923	$54,143
Home Health	11,001	12,699

	$67,924	$66,842

Operating income (loss)
Home & Community	$6,420	$5,325
Home Health	(1,163)	698
General corporate expenses & corporate depreciation	(4,281)	(4,017)
Gain on sale of agency	495	—

	$1,471	$2,006

Depreciation and amortization
Home & Community	$466	$610
Home Health	3	128
Corporate	165	191

	$634	$929

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

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts and shares in thousands)

(Unaudited)

7. Significant Payors

A substantial portion of the Company’s net service revenues and accounts receivables are derived from services performed for federal, state and local governmental agencies. Medicare and one state governmental agency accounted for 10.1% and 47.8%, respectively, of the Company’s net service revenues for the three months ended March 31, 2012, and 12.4% and 41.3%, respectively, of the Company’s net service revenues for the three months ended March 31, 2011.

The related receivables due from Medicare and the state agency represented 10% and 64%, respectively, of the Company’s accounts receivable at March 31, 2012, and 11% and 58%, respectively, of the Company’s accounts receivable at December 31, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our unaudited condensed consolidated financial statements and the related notes. This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate.

Overview

We are a provider of home-based social and medical services focused primarily on the elderly who are enrolled in both Medicare and Medicaid, also known as dual eligibles. Our services include personal care and assistance with activities of daily living, skilled nursing and rehabilitative therapies, and adult day care. The individuals who receive our services may be at risk of hospitalization or institutionalization, such as the elderly, chronically ill and disabled. Our payor clients include federal, state and local governmental agencies, commercial insurers, and private individuals. We provide our services through 117 locations across 19 states to over 26,000 individuals.

We operate our business through two segments, home & community services and home health services. Our home & community services are social, or non-medical, in nature and include assistance with bathing, grooming, dressing, personal hygiene and medication reminders, and other activities of daily living. We provide home & community services on a long-term, continuous basis, with an average duration of approximately 20 months per individual. Our home health services are primarily medical in nature and include physical, occupational and speech therapy, as well as skilled nursing. We generally provide home health services on a short-term, intermittent or episodic basis to individuals recovering from an acute medical condition, with an average length of care of approximately 80 days.

We utilize a coordinated care model that is designed to enhance individual outcomes and satisfaction as well as reduce service duplication and lower the cost of and/or prevent acute care treatment. Through our coordinated care model, we utilize our social services to observe and report changes in the condition of individuals for the purpose of early intervention in the disease process, thereby preventing or reducing the cost of medical services, and/or institutionalization.

We also utilize an integrated service delivery model, in selected markets, which maximizes the long-term relationship we have with individuals in our home & community segment through on-going monitoring and possible provision of our home health services to this same population as their needs warrant. The model also includes the possible provision of home & community services to our home health individuals and the referral sources in that segment. This provides us with an additional source of revenue, enables individuals to access both social and medical services from one homecare provider and appeals to referral sources who are seeking a single provider with a breadth of services.

In our target markets, our care and service coordinators work with our caregivers, consumers and their medical providers to review our consumers’ current and anticipated service needs and, based on this continuous review, identify coordination and/or integration opportunities.

Our ability to grow our net service revenues is directly related to the number of individuals to whom we provide our services. Our continued growth depends on our ability to maintain our existing payor client relationships, establish relationships with new payors, enter into new contracts and increase our referral sources. Our continued growth is also dependent upon the authorization by state agencies of new individuals to receive our services. We believe there are several market opportunities for growth. The U.S. population of persons aged 65 and older is growing, and the U.S. Census Bureau estimates that this population will more than double by 2050. We believe payors are increasingly recognizing the merits, effectiveness and cost-savings of providing care in a sub-acute setting in the home, as opposed to more costly and not necessarily medically-required, institutionalization of individuals. Additionally, we believe the overwhelming majority of individuals in need of care generally prefer to receive care in their homes or community-based settings. Finally, we believe the provision of home & community services is more cost-effective than the provision of similar services in an institutional setting for long-term care.

We have historically grown our business primarily through organic growth, complemented with selective acquisitions. Our home & community segment acquisitions have been focused on facilitating entry into new states, whereas our home health segment acquisitions have been focused on complementing our existing home & community business, enabling us to provide a more comprehensive range of services in selective locations.

On July 26, 2010, we entered into an Asset Purchase Agreement (the “Purchase Agreement”), pursuant to which we acquired the operations and certain assets of Advantage Health Systems, Inc., a South Carolina corporation (“Advantage”). Advantage is a provider of home & community, home health and hospice services in South Carolina and Georgia, which expanded our services across 19 states. The total consideration payable pursuant to the Purchase Agreement was $8.3 million, comprised of $5.1 million in cash, common stock consideration with a deemed value of $1.2 million resulting in the issuance of 248,000 common shares, a maximum of $2.0 million in future cash consideration subject to the achievement of certain performance targets set forth in an earn-out agreement and the assumption of certain specified liabilities. In April 2011, we paid the first earn-out payment of $0.5 million to the sellers of Advantage. During the fourth quarter of 2011 we completed a revaluation of the remaining contingent earn-out obligation and recorded a reduction of approximately $0.5 million with a remaining obligation of $0.7 million. As of March 31, 2012, we recorded the $0.7 million obligation and the final payment is expected to be made in the second quarter of 2012.

In March 2010, the President signed into law the Patient Protection and Affordable Care Act and the Healthcare and Education Reconciliation Act of 2010 (collectively, both laws are referred to herein as the “Health Reform Act”). The Health Reform Act includes several provisions that may affect reimbursement for home health agencies. The Health Reform Act is broad, sweeping reform, and is subject to change, including through the adoption of related regulations, the way in which its provisions are interpreted and the manner in which it is enforced. We cannot assure you that the provisions of the Health Reform Act will not adversely impact our business, results of operations or financial position. We may be unable to mitigate any adverse effects resulting from the Health Reform Act.

On July 14, 2010, the Office for Civil Rights of the U.S. Department of Health and Human Services (“OCR”) published proposed regulations to implement the Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”). Failure to comply with the Health Insurance Portability and Accountability Act, or HIPAA, could result in fines and penalties that could have a material adverse effect on the Company. Recently, the OCR has imposed substantial financial and other penalties on covered entities that improperly disclosed individuals’ health information.

In November 2010, CMS released its Home Health Prospective Payment System Update for Calendar Year 2011. It included a 1.1% market basket increase for 2011 (after application of the mandated 1% reduction) and a mandated 3.79% rate reduction. The rate reduction resulted from the CMS determination that there had been a general increase in case mix that CMS believed was unwarranted. CMS believed that this “case-mix creep” was due to improved coding, coding practice changes, and other behavioral responses to the change in reimbursement that went in to effect in 2009, including greater use of high therapy treatment plans above what CMS believed was related to an increase in patient acuity. CMS warned that it would continue to monitor changes in case-mix. If new data identifies additional increases in case-mix, CMS would immediately impose further reductions. The final 2011 payment base rate reflected a 0.3% decrease from the proposed market basket rate in July 2010. CMS announced that it was postponing its proposed 3.79% reduction in home health rates for calendar year 2012 pending its further monitoring of case-mix changes. Home health agencies that did not submit required quality data would be subject to a 2% reduction in the market basket update.

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

As mandated by the Health Reform Act, on October 20, 2011, CMS released final regulations for the Medicare Shared Savings Program. Although the Health Reform Act mandates that the program be established no later than January 1, 2012, CMS set start dates of April 1, 2011 and July 1, 2011. The Medicare Shared Savings Program is designed to give financial incentives to healthcare providers and suppliers that meet criteria established by the U.S. Department of Health and Human Services (“DHHS”) that work together to manage and coordinate care through Accountable Care Organizations (“ACOs”) for fee-for-service Medicare beneficiaries assigned to the ACO by CMS to increase quality of care and reduce costs. On December 19, 2011, CMS announced 32 pilot “pioneer ACOs”. The first performance period began on January 1, 2012. On April 10, 2012, CMS announced the selection of the first 27 ACOs to participate in the Medicare Shared Savings Program. Participating providers and suppliers would share in the savings generated and, in one of two plans, bear the risk of losses. In proposed regulations published April 7, 2011, CMS requested comments on a number of issues including the range of providers and suppliers that could participate in an ACO. Reaction to the proposed regulations issued on April 7, 2011 was generally negative especially with regard to start up costs, retroactive assignment of beneficiaries, antitrust issues, the proposed quality measures (both the number and complexity), and the lack of a model that only includes shared savings. The final regulations addressed several but not all of these concerns. The final regulations set a “savings-only model” where providers share any savings over a threshold amount but do not share any losses, as well as a two sided model where the ACO shares in the savings but is also at risk for losses. The number of quality measures is reduced by almost one half, and beneficiaries are assigned prospectively.

In connection with the ACO rules, also on October 20, 2011, the Federal Trade Commission (“FTC”) and the Department of Justice (“DOJ”) released a joint antitrust policy statement, the IRS released a fact sheet, and the Office of Inspector General (“OIG”) released an interim final rule with five fraud waivers (waiving prosecution under the federal anti-kickback statute applicable to federal and state healthcare programs, the federal Ethics in Patient Referral Act or physician referral law and the Civil Monetary Penalty Law and laws regarding gain sharing arrangements). The FTC and the DOJ antitrust policy statement addressed some but not all antitrust concerns. The OIG waivers set forth who would be protected by the waivers and under what circumstances. A home health agency cannot qualify for a waiver for activities during ACO pre-participation, which would include activities in the start-up period until an application is accepted but which CMS states could also occur during the participation period. Post-acute care facilities, such as skilled nursing facilities (“SNFs”) and inpatient rehabilitation facilities (“IRFs”), can qualify for pre-participation waivers. Without a pre-participation waiver, it may be difficult for home health agencies, such as ours, to participate in the planning process for formation of an ACO and this may put us at a disadvantage in negotiating sharing of savings if we were to participate in an ACO. In addition, because other post-acute care providers, such as SNFs and IRFs, can participate in the planning process they may more readily participate in ACOs and may attract referrals that otherwise would have been made to us. Although provider and supplier participation in an ACO is voluntary, participation by our competitors in some markets may force us to participate as well, or if we do not participate, result in loss of business. Also, where we do not participate we will need to be mindful of quality measure criteria and if we are unable to meet those criteria we could be at risk for losing Medicare referrals. In addition, other savings programs similar to ACOs may be adopted by government and commercial payors to control costs and reduce hospital readmissions in which we could be financially at risk. We cannot predict what effect, if any, ACOs will have on our company.

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

In the Final Home Health Prospective Payment System Update for Calendar Year 2012 CMS imposed a 5.1% reduction to the national standardized 60-day episode rates that is being phased in over 2 years. The reduction in calendar year 2012 is 3.8% and the remaining 1.3% will be applied for calendar year 2013. After offset of the reduction for calendar year 2012, the market basket update is 1.4%, which results in a 2012 rate that is less than the 2011 rate. Home health agencies that do not meet quality data reporting requirements have a market basket update of 0.6%. CMS also implemented several other changes. It removed two codes for hypertension from the home health PPS case-mix model’s hypertension group. In addition, CMS revised payment weights, lowering the relative weights, and thus payments, for home health episodes with a high number of therapy visits and increasing the weights, and payments, for episodes with little or no therapy.

CMS also reported that it plans to do further analysis of the costs for providing therapy visits and the use of therapy assistants for future rulemaking and plans to make further rate adjustments in accordance with its findings. In its March 2012 Report to Congress, the Medicare Payment Advisory Commission, or MedPAC, an independent congressional agency that advises Congress on issues involving the Medicare program, reiterated its belief that home health agency margins are too high and its recommendation that payments for 2013 should be rebased.

Reductions in Medicare home health agency payments, whether through rebasing or otherwise, would decrease our revenue, which would have a negative effect on our profits and liquidity.

Segments

We operate our business through two segments, home & community services and home health services. We have organized our internal management reports to align with these segment designations. As such, we have identified two reportable segments, home & community and home health, applying the criteria in ASC 280, “Disclosure about Segments of an Enterprise and Related Information”. The following table presents our locations by segment, setting forth acquisitions, start-ups and closures for the period January 1, 2012 to March 31, 2012:

	Home & Community	Home Health	Total
Total at December 31, 2011	89	29	118
Merged/Sold	(1)	(1)	(2)
Start-up	1	—	1

Total at March 31, 2012	89	28	117

As of March 31, 2012, we provided our services through 117 locations across 19 states.

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

For the three months ended March 31, 2012 and 2011, our payor revenue mix by segment was as follows:

	Home & Community
	For the Three Months Ended March 31,
	2012	2011
State, local and other governmental programs	95.5%	94.3%
Commercial	0.9	0.8
Private duty	3.6	4.9

	100.0%	100.0%

	Home Health
	For the Three Months Ended March 31,
	2012	2011
Medicare	62.3%	65.4%
State, local and other governmental programs	20.2	18.7
Commercial	12.5	10.1
Private duty	5.0	5.8

	100.0%	100.0%

We also measure the performance of each segment using a number of different metrics. For our home & community segment, we consider billable hours, billable hours per business day, revenues per billable hour and the number of consumers, or census. For our home health segment, we consider Medicare admissions, non-Medicare admissions, and Medicare revenues per episode completed.

We derive a significant amount of our net service revenues from our operations in Illinois and California, which represented 60.3% and 9.6%; and 54.4% and 10.8%, of our total net service revenues for the three months ended March 31, 2012 and 2011, respectively.

A significant amount of our net service revenues are derived from two specific payor clients. The Illinois Department on Aging, in the home & community segment, and Medicare, in the home health segment, which accounted for 47.8% and 10.1%, respectively; and 41.3% and 12.4%, respectively, of our total net service revenues for the three months ended March 31, 2012 and 2011, respectively.

Components of our Statements of Income

Net Service Revenues

We generate net service revenues by providing our home & community services and home health services directly to individuals. We receive payment for providing such services from our payor clients, including federal, state and local governmental agencies, commercial insurers and private individuals.

Home & community segment revenues are typically generated on an hourly basis. Our home & community segment revenues were generated principally through reimbursements by state, local and other governmental programs which are partially funded by Medicaid programs, and to a lesser extent from private duty and insurance programs. Net service revenues for our home & community segment are principally provided based on authorized hours, determined by the relevant agency, at an hourly rate, which is either contractual or fixed by legislation, and recognized as net service revenues at the time services are rendered.

Home health segment revenues are primarily generated on a per episode or visit basis rather than on a flat fee or an hourly basis. Our home health segment revenues are generated principally through reimbursements by the Medicare program, and to a lesser extent from Medicaid programs, commercial insurers and private duty. Net service revenues from home health payors, other than Medicare, are readily determinable and recognized as net service revenues at the time the services are rendered. Medicare reimbursements are based on 60-day episodes of care. The anticipated net service revenues from an episode are initially recognized as accounts receivable and deferred revenues and subsequently amortized as net service revenues ratably over the 60-day episodic period. At the end of each episode of care, a final billing is submitted to Medicare and any changes between the initial anticipated net service revenues and final billings are recorded as an adjustment to net service revenues. For open episodes, we estimate net service revenues based on historical data and adjust for the difference between the initial anticipated net service revenues and the ultimate final claim amount.

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

Interest Income

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, interest income. We received approximately $0.1 million in prompt payment interest for the three months ended March 31, 2012. We did not receive any prompt payment interest in the three months ended March 31, 2011. While we may be owed additional prompt payment interest, the amount and timing of receipt of such payments remains uncertain and we have determined that we will continue to recognize prompt payment interest income when received. The state amended its prompt payment interest terms, effective July 1, 2011, which changed the measurement period for outstanding invoices from a 60-day to a 90-day outstanding period. We believe this change in terms will reduce future amounts paid for prompt payment interest.

Interest Expense

Interest expense was $0.5 million and $0.7 million for the three months ended March 31, 2012 and 2011, respectively. Interest expense decreased $0.2 million primarily due to a reduction in outstanding debt.

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. The differences from the federal statutory rate of 34% are principally due to state taxes and the use of federal employment tax credits.

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The following table sets forth, for the periods indicated, our unaudited consolidated results of operations.

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)
Net service revenues:
Home & Community	$56,923	83.8%	$54,143	81.0%	$2,780	5.1%
Home Health	11,001	16.2	12,699	19.0	(1,698)	(13.4)

Total	67,924	100.0	66,842	100.0	1,082	1.6
Operating income (loss) before corporate expenses:
Home & Community	6,420	11.3	5,325	9.8	1,095	20.6
Home Health	(1,163)	(10.6)	698	5.5	(1,861)	(266.6)

Total segment operating income	5,257	7.8	6,023	9.0	(766)	(12.7)
Corporate general and administrative expenses	4,116	6.1	3,826	5.7	290	7.6
Corporate depreciation and amortization	165	0.2	191	0.3	(26)	(13.6)
Gain on sale of agency	(495)	(0.7)	—	—	(495)	100.0

Total operating income	1,471	2.2	2,006	3.0	(535)	(26.7)
Interest expense, net	404	0.6	713	1.1	(309)	(43.3)

Income from operations before taxes	1,067	1.6	1,293	1.9	(226)	(17.5)
Income tax expense	438	0.7	440	0.6	(2)	(0.5)

Net income	$629	0.9%	$853	1.3%	$(224)	(26.3)%

Our net service revenues increased by $1.1 million, or 1.6%, to $67.9 million for the three months ended March 31, 2012 compared to $66.8 million for the same period in 2011. This net increase represents 5.1% growth in home & community net service revenues partially offset by a 13.4% decline in home health net service revenues. Home & community revenue growth was driven by an increase in average census and related increase in billable hours. Our home health revenue decline in the first quarter of 2012 was due to an adjustment to reduce estimates of accrued Medicare revenues of approximately $0.9 million, a decrease in Medicare admissions from on-going operations, Medicare rate reductions and a loss of revenues from agencies that were closed or sold.

Total segment operating income, expressed as a percentage of net service revenues, for the three months ended March 31, 2012 and 2011, was 7.8% and 9.0%, respectively. Corporate general and administrative expenses increased to 6.1% of net service revenues for the three months ended March 31, 2012, from 5.7% for the same period in 2011.

Home & Community Segment

The following table sets forth, for the periods indicated, a summary of our home & community segment’s unaudited results of operations through operating income, before corporate expenses:

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)
Net service revenues	$56,923	100.0%	$54,143	100.0%	$2,780	5.1%
Cost of service revenues	42,629	74.9	40,777	75.3	1,852	4.5

Gross profit	14,294	25.1	13,366	24.7	928	6.9
General and administrative expenses	7,408	13.0	7,431	13.7	(23)	(0.3)
Depreciation and amortization	466	0.8	610	1.1	(144)	(23.6)

Operating income	$6,420	11.3%	$5,325	9.8%	$1,095	20.6%

Segment Data:
Billable hours (in thousands)	3,374		3,185		189	5.9%
Billable hours per business day	52,713		50,556		2,157	4.3%
Revenues per billable hour	$16.87		$17.00		$(0.13)	(0.8)%
Average census	23,180		22,505		675	3.0%

Net service revenues from state, local and other governmental programs accounted for 95.5% and 94.3% of home & community net service revenues for the three months ended March 31, 2012 and 2011, respectively. Private duty and, to a lesser extent, commercial payors accounted for the remainder of net service revenues.

Net service revenues increased $2.8 million, or 5.1%, to $56.9 million for the first quarter of 2012 compared to $54.1 million for the same period in 2011. The increase was primarily due to a 3.0% increase in average census and a related 5.9% increase in billable hours.

Gross profit, expressed as a percentage of net service revenues, increased to 25.1% for the first quarter of 2012, from 24.7% for the same period in 2011. This increase is primarily due to a continued focus on field staff productivity and management of service costs.

As a result of keeping our administrative costs flat, general and administrative expenses, expressed as a percentage of net service revenues decreased to 13.0% for the three months ended March 31, 2012, from 13.7% for the three months ended March 31, 2011. General and administrative expenses remained consistent at $7.4 million for the three months ended March 31, 2012 and 2011. On a year-over-year basis bad debt expense decreased by approximately $0.2 million due to continued focus on collections offset by an increase in other administrative costs.

Depreciation and amortization, expressed as a percentage of net service revenues, decreased to 0.8% for the first quarter of 2012, from 1.1% for the same period in 2011. Amortization of intangibles, which are principally amortized using accelerated methods, totaled $0.4 million and $0.6 million for the three months ended March 31, 2012 and 2011, respectively.

.

Home Health Segment

The following table sets forth, for the periods indicated, a summary of our home health segment’s unaudited results of operations through operating income, before corporate expenses:

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)
Net service revenues	$11,001	100.0%	$12,699	100.0%	$(1,698)	(13.4	) %
Cost of service revenues	6,654	60.5	7,011	55.2	(357)	(5.1)

Gross profit	4,347	39.5	5,688	44.8	(1,341)	(23.6)
General and administrative expenses	5,507	50.1	4,862	38.3	645	13.3
Depreciation and amortization	3	—	128	1.0	(125)	(97.7)

Operating (loss) income	$(1,163)	(10.6)%	$698	5.5%	$(1,861)	(266.6)%

Segment Data:
Medicare admissions	2,171		2,274		(103)	(4.5)%
Non-Medicare admissions	1,360		1,614		(254)	(15.7)%
Medicare revenues per episode completed	$2,532		$2,618		$(86)	(3.3)%

Net service revenues from Medicare accounted for 62.3% and 65.4% of home health net service revenues for the three months ended March 31, 2012 and 2011, respectively. Non-Medicare net service revenues, in order of significance, include Medicaid and other governmental programs, commercial insurers and private duty payors.

Net service revenues decreased $1.7 million, or 13.4%, to $11.0 million for the first quarter of 2012, compared to $12.7 million in the same period of 2011. Our home health revenue decline in the first quarter of 2012 was due to a reduction of estimates of accrued Medicare revenues of approximately $0.9 million, a decrease in Medicare and other payor admissions from on-going operations, Medicare rate reductions and a loss of revenues from agencies that were closed or sold.

Gross profit, expressed as a percentage of net service revenues, decreased to 39.5% for the three months ended March 31, 2012, from 44.8% in the same period of 2011. Excluding the reduction of estimates of accrued Medicare revenues, gross profit, expressed as a percentage of net service revenues decreased to 43.1% for the three months ended March 31, 2012. The decrease in gross margin is primarily due to the reduction in 2012 Medicare payment base rates, a decrease in field staff productivity, and an increase in insurance related expenses.

General and administrative expenses, expressed as a percentage of net service revenues increased to 50.1% for the first quarter of 2012, from 38.3% for the same period in 2011. General and administrative expenses, when excluding the reduction of estimates of accrued Medicare revenues, expressed as a percentage of net service revenues increased to 46.4% for the first quarter of 2012, from 38.3% for the same period in 2011. This increase was due to an increase in management and administrative staffing costs, an increase in insurance related expenses, and an increase in travel related costs.

Total operating (loss) income expressed as a percentage of net service revenues, for the three months ended March 31, 2012 and 2011, was (10.6)% and 5.5%, respectively. Excluding the reduction of estimates of accrued Medicare revenues discussed above, total operating loss, expressed as a percentage of net service revenues was (3.4)% for the three months ended March 31, 2012.

Depreciation and amortization, expressed as a percentage of net service revenues, decreased by 97.7% for the three months ended March 31, 2012. This decrease is due to the write-off of all intangible assets as a result of an impairment analysis completed in the third quarter of 2011.

Corporate General and Administrative Expense

Corporate general and administrative expenses increased $0.3 million, or 7.6%, to $4.1 million for the three months ended March 31, 2012, from $3.8 million for the same period in 2011. This increase was primarily due to an increase in our corporate infrastructure. These expenses, expressed as a percentage of net service revenues, were 6.1% and 5.7% for the first quarter of 2012 and 2011, respectively.

Interest Income

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, interest income. We received approximately $0.1 million in prompt payment interest for the three months ended March 31, 2012. We did not receive any prompt payment interest in the three months ended March 31, 2011. While we may be owed additional prompt payment interest, the amount and timing of receipt of such payments remains uncertain and we have determined that we will continue to recognize prompt payment interest income when received. The state amended its prompt payment interest terms, effective July 1, 2011, which changed the measurement period for outstanding invoices from a 60-day to a 90-day outstanding period. We believe this change in terms will reduce future amounts paid for prompt payment interest.

Interest Expense

Interest expense was $0.5 million and $0.7 million for the three months ended March 31, 2012 and 2011, respectively. Interest expense decreased $0.2 million primarily due to a reduction in outstanding debt.

Income Tax Expense

Our effective tax rates for the three months ended March 31, 2012 and 2011 were 41.0% and 34.0%, respectively. The principal difference between the Federal and state statutory rates and our effective tax rate is the use of Federal employment opportunity tax credits. The increase in our first quarter 2012 effective tax rate is principally due to the suspension of the Federal employment opportunity tax credits for 2012. Our effective tax rate will be higher on a prospective basis in 2012 until at such time that the Federal employment opportunity tax credits are reinstated.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash from operations and borrowings under our credit facility. At March 31, 2012 and December 31, 2011, we had cash balances of $1.3 million and $2.0 million, respectively.

Cash flows from operating activities represent the inflow of cash from our payor clients and the outflow of cash for payroll and payroll taxes, operating expenses, interest and taxes. Due to its revenue deficiencies and financing issues, the State of Illinois has reimbursed us on a delayed basis with respect to our various agreements including with our largest payor, the Illinois Department on Aging. The open receivable balance from the State of Illinois increased by $4.8 million, from $47.4 million as of December 31, 2011 to $52.2 million as of March 31, 2012. During April 2012, we received approximately $16.0 million in payments above normal levels from the State of Illinois.

The State of Illinois continues to reimburse us on a delayed basis. These payment delays have adversely impacted, and may further adversely impact, our liquidity, and may result in the need to increase borrowings under our credit facility. Delayed reimbursements from our other state payors have also contributed to the increase in our receivable balances.

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

On July 26, 2010, we entered into a second amendment (the “Second Amendment”) to our credit facility. The Second Amendment provided for a $5.0 million term loan component of the credit facility, the proceeds of which were used to finance a portion of the purchase price payable in connection with our acquisition of certain assets of Advantage effective July 25, 2010. The term loan will be repaid in 24 equal monthly installments, which commenced February 2011. Interest on the new term loan under the credit facility is payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 4.6% or the LIBOR rate for term periods of one, two, three or six months plus a margin of 4.6%. Interest will be paid monthly or at the end of the relevant interest period. The term loan has a maturity date of January 5, 2013. The total consideration payable pursuant to the Purchase Agreement was $8.3 million, comprised of $5.1 million in cash, common stock consideration with a deemed value of $1.2 million resulting in the issuance of 248,000 common shares, a maximum of $2.0 million in future cash consideration subject to the achievement of certain performance targets set forth in an earn-out agreement and the assumption of certain specified liabilities. In April 2011, we paid the first earn-out payment of $0.5 million to the sellers of Advantage. The second earn-out payment obligation was reviewed during the fourth quarter of 2011 and it was revalued at approximately $0.7 million. As of March 31, 2012, we recorded the $0.7 million obligation and the final payment is expected to be made during the second quarter of 2012.

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

We have had the benefit of an accommodation from the lenders under the credit facility pursuant to which we were permitted to add back approximately $1.8 million to adjusted EBITDA for the purpose of determining availability under the credit facility. The effect of the add back was to increase availability by approximately $5.8 million until March 1, 2012. On March 1, 2012, the add back allowance was reduced by $0.2 million and will continue to be reduced by $0.2 million on the first day of each month thereafter until the add back is eliminated, which will result in a reduction in availability of $0.65 million on the first day of each month thereafter until the add back is eliminated.

As of March 31, 2012 we had $26.8 million outstanding on our credit facility. After giving effect to the amount drawn on our credit facility, approximately $7.4 million of outstanding letters of credit, borrowing limits based on an advanced multiple of adjusted EBITDA and the Fourth Amendment, we had $14.1 million available for borrowing under the credit facility as of March 31, 2012.

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

Cash Flows

The following table summarizes historical changes in our cash flows for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(unaudited)
Net cash (used in) provided by operating activities	$(1,283)	$11,451
Net cash provided by (used in) investing activities	207	(42)
Net cash provided by (used in) financing activities	375	(10,970)

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Net cash used by operating activities was $1.3 million for the three months ended March 31, 2012, compared to cash provided by operating activities of $11.5 million for the same period in 2011. This decrease in operating cash was primarily due to delayed payments in accounts receivable resulting in a year-over-year cash decrease of $7.4 million from accounts receivable. The remaining cash used in operations of $5.3 million was driven by changes in other working capital accounts.

Net cash provided by investing activities was $0.2 million for the three months ended March 31, 2012. Our investing activities for the three months ended March 31, 2012 were $0.5 million in net proceeds for the sale of a home health agency and the purchase of $0.3 million of property and equipment.

Net cash provided by financing activities was $0.4 million for the three months ended March 31, 2012 as compared to net cash used of $11.0 million for the three months ended March 31, 2011. Our financing activities for the three months ended March 31, 2012 were primarily driven by net borrowings of $2.0 million on the revolving credit portion of our credit facility, offset by $1.0 million in payments on our subordinated dividend notes and $0.6 million in payments on our term loan. Our financing activities for the three months ended March 31, 2011 were primarily driven by $9.8 million in payments on the revolving credit portion of our credit facility, $0.5 million in payments on subordinated dividend notes, $0.4 million in payments on our term loan, and $0.3 million in payments on other notes.

Outstanding Accounts Receivable

Outstanding accounts receivable, net of the allowance for doubtful accounts, increased by $1.5 million as of March 31, 2012 as compared to December 31, 2011.

We establish our allowance for doubtful accounts to the extent it is probable that a portion or all of a particular account will not be collected. Our provision for doubtful accounts is estimated and recorded primarily by aging receivables utilizing eight aging categories and applying our historical collection rates to each aging category, taking into consideration factors that might impact the use of historical collection rates or payor groups, with certain large payors analyzed separately from other payor groups. In our evaluation of these estimates, we also consider other factors including: delays in payment trends in individual states due to budget or funding issues, billing conversions related to acquisitions or internal systems, regulatory requirements for submitting Medicare billing including face-to-face and physical therapy documentation, resubmission of bills with required documentation and disputes with specific payors.

Our collection procedures include review of account agings and direct contact with our payors. We have historically not used collection agencies. An uncollectible amount, not governed by amount or aging, is written off to the allowance account only after reasonable collection efforts have been exhausted.

The following tables detail our accounts receivable before reserves by payor category, showing Illinois governmental payors separately, and segment and the related allowance amount at March 31, 2012 and December 31, 2011:

	March 31, 2012
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(in thousands, except percentages)
Home & Community
Illinois governmental based programs	$34,167	$15,763	$529	$1,066	$51,525
Other state, local and other governmental programs	9,812	814	876	1,544	13,046
Private duty and commercial	1,468	326	432	784	3,010

	45,447	16,903	1,837	3,394	67,581

Home Health
Medicare	4,881	2,133	1,064	—	8,078
Other state, local and other governmental programs	1,511	202	172	187	2,072
Private duty and commercial	1,266	297	319	160	2,042
Illinois governmental based programs	227	245	201	16	689

	7,885	2,877	1,756	363	12,881

Total	$53,332	$19,780	$3,593	$3,757	$80,462

Related aging %	66.3%	24.6%	4.5%	4.6%
Allowance for doubtful accounts					$6,626
Reserve as % of gross accounts receivable					8.2%

	December 31, 2011
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(in thousands, except percentages)
Home & Community
Illinois governmental based programs	$33,233	$11,969	$416	$1,110	$46,728
Other state, local and other governmental programs	10,106	1,077	901	1,720	13,804
Private duty and commercial	1,454	482	569	920	3,425

	44,793	13,528	1,886	3,750	63,957

Home Health
Medicare	6,109	2,991	991	17	10,108
Other state, local and other governmental programs	1,617	310	259	251	2,437
Private duty and commercial	1,459	412	369	146	2,386
Illinois governmental based programs	241	249	119	60	669

	9,426	3,962	1,738	474	15,600

Total	$54,219	$17,490	$3,624	$4,224	$79,557

Related aging %	68.2%	22.0%	4.6%	5.2%
Allowance for doubtful accounts					$7,189
Reserve as % of gross accounts receivable					9.0%

We calculate our days sales outstanding (“DSO”) by taking the accounts receivable outstanding net of the allowance for doubtful accounts and deducting deferred revenues at the end of the period, divided by the total net service revenues for the last quarter, multiplied by the number of days in that quarter. The adjustment for deferred revenues relates to Medicare receivables which are recorded at the inception of each 60 day episode of care at the full requested anticipated payment (“RAP”) amount. Our DSOs were 96 days and 94 days at March 31, 2012 and December 31, 2011, respectively. The DSOs for our largest payor, the Illinois Department on Aging, at March 31, 2012 and December 31, 2011 were 133 days and 125 days, respectively.

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

The availability of funds under the revolving credit portion of the credit facility, as amended, is based on the lesser of (i) the product of adjusted EBITDA, as defined, for the most recent 12-month period for which financial statements have been delivered under the credit facility agreement multiplied by the specified advance multiple, up to 3.25, less the outstanding senior indebtedness and letters of credit, and (ii) $55.0 million less the outstanding revolving loans and letters of credit. Interest on the revolving line of credit and term loan amounts outstanding under the credit facility is payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 4.6% or the LIBOR rate for term periods of one, two, three or six months plus a margin of 4.6%. Interest on the credit facility will be paid monthly on or at the end of the relevant interest period, as determined in accordance with the credit facility agreement. The borrowers will pay a fee equal to 0.5% per annum of the unused portion of the revolving portion of the credit facility. Issued stand-by letters of credit will be charged at a rate of 2.0% per annum payable monthly. A balance of $26.8 million was outstanding on our credit facility as of March 31, 2012 and the total availability under the revolving credit loan facility was $14.1 million at March 31, 2012.

The credit facility contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The credit facility also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum fixed charge coverage ratio, a requirement to stay below a maximum senior leverage ratio and a requirement to stay below a maximum permitted amount of capital expenditures, as well as restrictions on guarantees, indebtedness, liens, dividends, distributions, investments and loans, subject to customary carve outs, restrictions on Holdings’ and the borrowers’ ability to enter into transactions other than in the ordinary course of business, a restriction on the ability to consummate more than three acquisitions in any calendar year, or for the purchase price of any one acquisition to exceed $0.5 million, in each case without the consent of the lenders, restrictions on mergers, transfers of assets, acquisitions, equipment, subsidiaries and affiliate transactions, subject to customary carve outs, and restrictions on fundamental changes and lines of business. We were in compliance with all of our credit facility covenants at March 31, 2012.

We have had the benefit of an accommodation from the lenders under the credit facility pursuant to which we were permitted to add back approximately $1.8 million to adjusted EBITDA for the purpose of determining availability under the credit facility. The effect of the add back was to increase availability by approximately $5.8 million until March 1, 2012. On March 1, 2012, the add back allowance was reduced by $0.2 million and will continue to be reduced by $0.2 million on the first day of each month thereafter until the add back is eliminated, which will result in a reduction in availability of $0.65 million on the first day of each month thereafter until the add back is eliminated.

Dividend Notes

On March 18, 2010, we amended our subordinated dividend notes. Pursuant to the amendments, the dividend notes were amended to (i) extend the maturity date of the dividend notes from September 30, 2011 to December 31, 2012, (ii) modify the amortization schedule of the dividend notes to reduce the annual principal payment amounts from $4.5 million to $1.3 million in 2010; from $3.4 million to $2.5 million in 2011; and amended total payments in 2012 to $4.1 million, and (iii) permit, based on our leverage ratio, the prepayment of all or a portion of the principal amount of the dividend notes, together with interest on the principal amount. A balance of $3.1 million was outstanding on the dividend notes as of March 31, 2012.

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

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

Revenue Recognition

The majority of our home & community segment revenues are derived from Medicaid programs under agreements with various state and local authorities. These agreements provide for a service term from one year to an indefinite term. Services are provided based on authorized hours, determined by the relevant state or local agency, at an hourly rate specified in the agreement or fixed by legislation. Services to other payors, such as private or commercial clients, are provided at negotiated hourly rates and recognized in net service revenues as services are provided. We provide for appropriate allowances for uncollectible amounts at the time the services are rendered.

More than half of our home health segment revenues are derived from Medicare. Home health services are reimbursed by Medicare based on episodes of care. Under the Medicare Prospective Payment System, or PPS, an episode of care is defined as a length of care up to 60 days per patient with multiple continuous episodes allowed. Billings per episode under PPS vary based on the severity of the patient’s condition and are subject to adjustment, both higher and lower, for changes in the patient’s medical condition and certain other reasons. At the inception of each episode of care, we submit a request for anticipated payment, or RAP, to Medicare for 50% to 60% of the estimated PPS reimbursement. We estimate the net PPS revenues to be earned during an episode of care based on the initial RAP billing, historical trends and other known factors. The net PPS revenues are initially recognized as deferred net service revenues and subsequently amortized as net service revenues ratably over the 60-day episodic period. At the end of each episode of care, a final billing is submitted to Medicare and any changes between the initial RAP and final billings are recorded as an adjustment to net service revenues. For open episodes, we estimate net revenues based on historical data, and adjust net service revenues for the difference, if any, between the initial RAP and ultimate final claim amount.

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

Accounts Receivable and Allowance for Doubtful Accounts

We are paid for our services primarily by state and local agencies under Medicaid programs, Medicare, commercial insurance companies and private individuals. While our accounts receivable are uncollateralized, our credit risk is somewhat limited due to the significance of Medicare and state agency payors to our results of operations. Laws and regulations governing the Medicaid and Medicare programs are complex and subject to interpretation. Amounts collected may be different than amounts billed due to client eligibility issues, insufficient or incomplete documentation, services at levels other than authorized and other reasons unrelated to credit risk.

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, interest income. We received approximately $0.1 million in prompt payment interest in the first quarter of 2012. We did not receive any prompt payment interest in the first quarter of 2011. While we may be owed additional prompt payment interest, the amount and timing of receipt of such payments remains uncertain and we have determined that we will continue to recognize prompt payment interest income when received. The state amended its prompt payment interest terms, effective July 1, 2011, which changed the measurement period for outstanding invoices from a 60-day to a 90-day outstanding period. We believe this change in terms will reduce future amounts paid for prompt payment interest.

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

Based on updates to our business projections and forecasts, and other factors in 2011, we determined that the estimated fair value of our home health reporting unit was less than the net book value indicating that its allocated goodwill was impaired. The preliminary assessment for our home & community reportable unit indicated that its fair value was greater than its net book value with no initial indication of goodwill impairment.

As permitted by ASC Topic 350, when an impairment indicator arises toward the end of an interim reporting period, we may recognize our best estimate of that impairment loss. Based on our preliminary analysis prepared as of June 30, 2011, we determined that all of the $13.1 million allocated to goodwill for the home health reportable unit as of September 30, 2011 was impaired and we recorded a goodwill impairment loss in the third quarter of 2011. The goodwill impairment charge was noncash in nature and did not affect our liquidity or cash flows from operating activities. Additionally, the goodwill impairment had no effect on our borrowing availability or covenants under our credit facility agreement.

The preliminary analysis prepared as of June 30, 2011 was subject to the completion of our annual impairment test as of October 1, 2011. We completed our annual impairment test of goodwill as of October 1, 2011 and determined that no additional impairment charges or adjustments were required. Our home & community segment had fair values in excess of carrying amounts of approximately $9.1 million, or 8.9% as of October 1, 2011.

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

Workers’ Compensation Program

Our workers’ compensation insurance program has a $350,000 deductible component. We recognize our obligations associated with this program in the period the claim is incurred. The cost of both the claims reported and claims incurred but not reported, up to the deductible, have been accrued based on historical claims experience, industry statistics and an actuarial analysis performed by an independent third party. We monitor our claims quarterly and adjust our reserves accordingly. These costs are recorded primarily in the cost of services caption in the consolidated statement of income. Under the agreement pursuant to which we acquired Addus HealthCare, claims under our workers’ compensation insurance program that relate to December 31, 2005 or earlier are the responsibility of the selling shareholders in the acquisition, subject to certain limitations. In August 2010, the FASB issued Accounting Standards Update No 2010-24, Health Care Entities (Topic 954), “Presentation of Insurance Claims and Related Insurance Recoveries” (“ASU 2010-24”), which clarifies that companies should not net insurance recoveries against a related claim liability. Additionally, the amount of the claim liability should be determined without consideration of insurance recoveries. As of March 31, 2012 and December 31, 2011, we recorded $1.8 million in workers’ compensation insurance recovery receivables and a corresponding increase in its workers’ compensation liability. The workers’ compensation insurance recovery receivable is included in our prepaid expenses and other current assets on the balance sheet.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factors discussed under the caption “Risk Factors” set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2011. Except as set forth below, there have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in our Annual Report on Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

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

All states currently benefit from increased federal medical assistance percentage (“FMAP”) granted under the American Recovery and Reinvestment Act (“ARRA”), which increases the share of federal dollars paid to states for services to Medicaid beneficiaries. The enhanced percentages were set to expire as of December 31, 2010 which would have occurred in the middle of most states’ 2011 fiscal year (July 2010 to June 2011). On August 10, 2010, President Obama signed into law a six-month FMAP extension through June 2011. The law scaled back the FMAP increase from the initial 6.2% to 3.2% for the first quarter (January 2011 through March 2011) and 1.2% for the second quarter (April 2011 through June 2011). It is difficult to estimate the impact lower FMAP increases is having on state budgets and particularly funding of Medicaid, Medicaid waiver or other state and local medical and social programs during the extension period and any subsequent changes to FMAP upon the expiration of the extension in June 2011. The Governor of Illinois has reported that state revenue is not sufficient to keep up with pension and Medicaid obligations. On February 22, 2012, the Governor of Illinois released his proposed budget for fiscal year 2013. He called for a $2.7 billion cut to the state’s $14 billion Medicaid program. Options to reach that goal include rate reduction and reform, eliminating some services, implementing utilization controls, and restricting Medicaid eligibility so that fewer people can qualify. Because a substantial portion of our business is concentrated in these programs, any significant reduction in expenditures that pay for our services may have a disproportionately negative impact on our future operating results. In February 2012, CMS agreed to allow Illinois to move forward on at least one of two efforts to combat Medicaid fraud. According to a letter from CMS to the Illinois Department of Healthcare and Family Services, state health officials will be permitted to verify the residency of Medicaid applicants to prevent non-residents from fraudulently obtaining health benefits intended for Illinois residents. Illinois had also requested to be permitted to verify income for qualification, but CMS’s letter did not address that. On April 19, 2012, the governor of Illinois announced a plan to cover the $2.7 billion shortfall for Medicaid, which includes reducing Medicaid spending by $2 billion. The Medicaid reductions would be accomplished by rate reductions to providers and “cuts, reductions and efficiencies,” which include enhanced eligibility verification; annual maximums for occupational therapy, physical therapy and adult speech hearing and language therapy (and reimbursement for therapies only through home health agencies), a 10% reduction in home health through utilization controls; and implementation of RAC audits. If Illinois identifies nonresident Medicaid beneficiaries and removes them from the Medicaid rolls or prevents non-resident individuals from becoming Medicaid beneficiaries, the number of consumers we serve in Illinois could be reduced, which could negatively affect our results of operations. Similarly, if CMS allows Illinois to verify income for Medicaid qualification and Illinois identifies Medicaid applicants or Medicaid beneficiaries who do not meet income requirements and prevents them from becoming Medicaid beneficiaries or removes beneficiaries from the Medicaid rolls, the number of consumers we serve in Illinois could similarly be reduced, which could also negatively affect our business.

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

10.1

Amendment No. 5 to Loan and Security Agreement, dated as of March 2, 2012, by and among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation, Professional Reliable Nursing Service, Inc., Addus HealthCare (South Carolina), Inc., Addus HealthCare (Delaware), Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions from time to time parties thereto, and Addus HomeCare Corporation, as guarantor (filed on March 16, 2012 as Exhibit 10.41 to Addus HomeCare Corporation’s Annual Report on Form 10-K and incorporated by reference herein)

10.2

The Executive Nonqualified “Excess” Plan Adoption Agreement, by Addus HealthCare, Inc., dated April 1, 2012 (filed on April 5, 2012 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.3

The Executive Nonqualified Excess Plan Document, dated April 1, 2012 (filed on April 5, 2012 as Exhibit 99.2 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated herein by reference)

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

ADDUS HOMECARE CORPORATION

Date: May 10, 2012	By:	/s/ MARK S. HEANEY
Mark S. Heaney President and Chief Executive Officer (As Principal Executive Officer)

Date: May 10, 2012	By:	/s/ DENNIS B. MEULEMANS
Dennis B. Meulemans Chief Financial Officer (As Principal Financial Officer)

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of the Company dated as of November 2, 2009 (filed on November 20, 2009 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

3.2	Amended and Restated Bylaws of the Company (filed on September 21, 2009 as Exhibit 3.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

4.1	Form of Common Stock Certificate (filed on October 2, 2009 as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

10.1

Amendment No. 5 to Loan and Security Agreement, dated as of March 2, 2012, by and among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation, Professional Reliable Nursing Service, Inc., Addus HealthCare (South Carolina), Inc., Addus HealthCare (Delaware), Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions from time to time parties thereto, and Addus HomeCare Corporation, as guarantor (filed on March 16, 2012 as Exhibit 10.41 to Addus HomeCare Corporation’s Annual Report on Form 10-K and incorporated by reference herein)

10.2

The Executive Nonqualified “Excess” Plan Adoption Agreement, by Addus HealthCare, Inc., dated April 1, 2012 (filed on April 5, 2012 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.3

The Executive Nonqualified Excess Plan Document, dated April 1, 2012 (filed on April 5, 2012 as Exhibit 99.2 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated herein by reference)

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