Form 10-Q
period 2012-06-30
Addus HomeCare Corp
filed 2012-08-09
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐ .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐ .

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

Common Stock $0.001 par value

Shares outstanding at July 31, 2012: 10,818,383

ADDUS HOMECARE CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2012 and December 31, 2011

(amounts and shares in thousands, except per share data)

(Unaudited)

	2012	2011
Assets

Current assets
Cash	$1,493	$2,020
Accounts receivable, net of allowances of $5,947 and $7,189 as of June 30, 2012 and December 31, 2011, respectively	69,141	72,368
Prepaid expenses and other current assets	8,418	8,137
Deferred tax assets	6,336	6,336

Total current assets	85,388	88,861

Property and equipment, net of accumulated depreciation and amortization	2,813	2,490

Other assets
Goodwill	50,615	50,695
Intangibles, net of accumulated amortization	7,206	8,044
Deferred tax assets	4,089	4,089
Other assets	399	513

Total other assets	62,309	63,341

Total assets	$150,510	$154,692

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,929	$5,266
Accrued expenses	29,286	29,313
Current maturities of long-term debt	3,527	6,569
Deferred revenue	2,094	2,145

Total current liabilities	39,836	43,293

Long-term debt, less current maturities	22,000	24,958

Total liabilities	61,836	68,251

Commitments, contingencies and other matters
Stockholders’ equity
Preferred stock—$.001 par value; 10,000 authorized and 0 shares issued and outstanding	—	—
Common stock—$.001 par value; 40,000 authorized; 10,818 and 10,775 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	11	11
Additional paid-in capital	82,577	82,437
Retained earnings	6,086	3,993

Total stockholders’ equity	88,674	86,441

Total liabilities and stockholders’ equity	$150,510	$154,692

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months Ended June 30, 2012 and 2011

(amounts and shares in thousands, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net service revenues	$70,281	$68,252	$138,205	$135,094
Cost of service revenues	49,862	48,142	99,145	95,930

Gross profit	20,419	20,110	39,060	39,164

General and administrative expenses	17,180	16,493	34,211	32,612
Gain on sale of agency	—	—	(495)	—
Depreciation and amortization	635	927	1,269	1,856

Total operating expenses	17,815	17,420	34,985	34,468

Operating income	2,604	2,690	4,075	4,696
Interest income	—	—	(128)	—
Interest expense	426	668	958	1,381

Total interest expense, net	426	668	830	1,381

Income before income taxes	2,178	2,022	3,245	3,315
Income tax expense	714	689	1,152	1,129

Net income	$1,464	$1,333	$2,093	$2,186

Income per common share:
Basic and diluted	$0.14	$0.12	$0.19	$0.20

Weighted average number of common shares and potential common shares outstanding:
Basic	10,761	10,746	10,761	10,746

Diluted	10,785	10,770	10,781	10,762

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2012

(amounts and shares in thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2011	10,775	$11	$82,437	$3,993	$86,441
Issuance of shares of common stock under restricted stock award agreements	43	—	—	—	—
Stock-based compensation	—	—	140	—	140
Net income	—	—	—	2,093	2,093

Balance at June 30, 2012	10,818	$11	$82,577	$6,086	$88,674

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2012 and 2011

(amounts in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net income	$2,093	$2,186
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,269	1,856
Stock-based compensation	140	145
Amortization of debt issuance costs	114	110
Provision for doubtful accounts	1,795	2,110
Gain on sale of agency	(495)	—
Changes in operating assets and liabilities:
Accounts receivable	1,432	17,559
Prepaid expenses and other current assets	(281)	2,722
Accounts payable	(337)	(93)
Accrued expenses	53	2,316
Deferred revenue	(51)	187

Net cash provided by operating activities	5,732	29,098

Cash flows from investing activities
Net proceeds from sale of agency	495	—
Acquisitions of business, net of cash received	—	(500)
Purchases of property and equipment	(754)	(132)

Net cash used in investing activities	(259)	(632)

Cash flows from financing activities
Payments on term loan	(1,250)	(1,042)
Net payments on credit facility	(2,750)	(2,750)
Payments on subordinated dividend notes	(2,000)	(1,000)
Payments on other notes	—	(366)
Debt issuance costs	—	(19)

Net cash used in financing activities	(6,000)	(5,177)

Net change in cash	(527)	23,289
Cash, at beginning of period	2,020	816

Cash, at end of period	$1,493	$24,105

Supplemental disclosures of cash flow information
Cash paid for interest	$887	$1,291
Cash paid for income taxes	1,443	1,139

Supplemental disclosures of non-cash investing and financing activities
Tax benefit related to the amortization of tax goodwill in excess of book basis	$80	$79

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

Goodwill

The Company’s carrying value of goodwill is the residual of the purchase price over the fair value of the net assets acquired from various acquisitions including the acquisition of Addus HealthCare, Inc. (“Addus HealthCare”). In accordance with Accounting Standards Codification TM (“ASC”) Topic 350, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are not amortized. The Company tests goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. Goodwill is required to be tested for impairment at least annually using a two-step method. The first step in the evaluation of goodwill impairment involves comparing the current fair value of each reporting unit to the recorded value, including goodwill. The Company uses the combination of a discounted cash flow model (“DCF model”) and the market multiple analysis method to determine the current fair value of each reporting unit. The DCF model was prepared using revenue and expense projections based on the Company’s current operating plan. As such, a number of significant assumptions and estimates are involved in the application of the DCF model to forecast revenue growth, price changes, gross profits, operating expenses and operating cash flows. The cash flows were discounted using a weighted average cost of capital of 14.5%, which was management’s best estimate based on the capital structure of the Company and external industry data. As part of the second step of this evaluation, if the carrying value of goodwill exceeds its fair value, an impairment loss would be recognized. No impairment charges were recorded in the three and six months ended June 30, 2012 and 2011.

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

The income approach, which the Company uses to estimate the fair value of its reporting units and intangible assets, is dependent on a number of factors including estimates of future market growth and trends, forecasted revenue and costs, expected periods the assets will be utilized, appropriate discount rates and other variables. The Company bases its fair value estimates on assumptions the Company believes to be reasonable but are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, the Company makes certain judgments about the selection of comparable companies used in the market approach in valuing its reporting units, as well as certain assumptions to allocate shared assets and liabilities to calculate the carrying values for each of the Company’s reporting units. No impairment charges were recorded for the three and six months ended June 30, 2012 and 2011.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts and shares in thousands)

(Unaudited)

Long-Lived Assets

The Company reviews its long-lived assets and finite lived intangibles (except goodwill and indefinite lived intangible assets, as described above) for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine if impairment exists, the Company compares the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset, generally determined by discounting the estimated future cash flows. No impairment charges were recorded in the three and six months ended June 30, 2012 and 2011.

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

Included in the Company’s calculation for the three and six months ended June 30, 2012 were 791 stock options of which 716 stock options were out-of-the money for the three and six months ended June 30, 2012 and therefore anti-dilutive. Included in the Company’s calculation for the three and six months ended June 30, 2011 were 762 stock options of which 571 and 597 stock options were out-of-the money for the three and six months ended June 30, 2011, respectively, and therefore anti-dilutive.

Estimates

The financial statements are prepared by management in conformity with GAAP and include estimated amounts and certain disclosures based on assumptions about future events. Accordingly, actual results could differ from those estimates.

Recent Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment (the revised standard). The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company will implement the new standard in its 2012 annual goodwill impairment testing. This guidance is not expected to have a material effect on the Company’s financial condition or results of operations.

2. Sale of Agency

During February 2012, the Company completed its sale of a home health agency located in Portland, OR for approximately $525 with net proceeds of approximately $495 after the payment of closing related expenses. The Company recorded a $495 pre-tax gain on the sale of the agency.

3. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consisted of the following:

	June 30, 2012	December 31, 2011
Prepaid health insurance	$3,441	$3,672
Prepaid workers’ compensation and liability insurance	1,765	1,354
Prepaid rent	176	192
Workers’ compensation insurance receivable	1,815	1,866
Other	1,221	1,053

	$8,418	$8,137

Accrued expenses consisted of the following:

	June 30, 2012	December 31, 2011
Accrued payroll	$10,558	$11,547
Accrued workers’ compensation insurance	11,219	10,173
Accrued payroll taxes	2,330	1,811
Accrued health insurance	3,002	3,039
Accrued interest	58	100
Contingent earn-out obligation	683	683
Other	1,436	1,960

	$29,286	$29,313

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts and shares in thousands)

(Unaudited)

4. Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2012	December 31, 2011
Revolving credit loan	$22,000	$24,750
Term loan	1,458	2,708
Subordinated dividend notes bearing interest at 10.0%	2,069	4,069

Total	25,527	31,527
Less current maturities	(3,527)	(6,569)

Long-term debt	$22,000	$24,958

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

On July 26, 2010, the Company entered into the Second Amendment to its credit facility. The Second Amendment provided for a new term loan component of the credit facility in the aggregate principal amount of $5,000 with a maturity date of January 5, 2013. The requisite lenders also consented to the acquisition, effective July 25, 2010, of certain assets of Advantage Health Systems, Inc. (“Advantage”) by the Company, pursuant to an Asset Purchase Agreement entered into on July 26, 2010. The term loan will be repaid in 24 equal monthly installments which commenced February 2011. Interest on the term loan under the credit facility is payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 4.6% or the LIBOR rate for term periods of one, two, three or six months plus a margin of 4.6%. Interest will be paid monthly or at the end of the relevant interest period. The credit facility contains customary affirmative, negative and financial covenants with which the Company was in compliance at June 30, 2012.

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

During the fourth quarter of 2011, the lenders under the Company’s credit facility permitted the Company to add back approximately $1,800 to adjusted EBITDA for the purpose of determining availability under the credit facility. The effect of the add back was to increase availability by approximately $5,800 until March 1, 2012. On March 1, 2012, the add back allowance was reduced by $200 and will continue to be reduced by $200 on the first day of each month thereafter until the add back is eliminated, which will result in a reduction in availability of $650 on the first day of each month thereafter until the add back is eliminated.

During the second quarter of 2012, the lenders under the Company’s credit facility agreed to a modified interpretation of the credit facility as it relates to the calculation of the fixed charge ratio, which provides the Company with increased flexibility in meeting this covenant.

The availability of funds under the revolving credit portion of the credit facility, as amended, is based on the lesser of (i) the product of adjusted EBITDA, as defined in the credit facility agreement, for the most recent 12-month period for which financial statements have been delivered under the credit facility agreement multiplied by the specified advance multiple, up to 3.25, less the outstanding senior indebtedness and letters of credit, and (ii) $55,000 less the outstanding revolving loans and letters of credit. Interest on the amounts outstanding under the revolving credit portion of the credit facility is payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 4.6% or the LIBOR rate for term periods of one, two, three or six months plus a margin of 4.6%. Interest will be paid monthly or at the end of the relevant interest period, as determined in accordance with the credit facility

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts and shares in thousands)

(Unaudited)

agreement. The borrowers will pay a fee equal to 0.5% per annum of the unused portion of the revolving portion of the credit facility. Issued stand-by letters of credit will be charged at a rate of 2.0% per annum payable monthly. On June 30, 2012 the interest rate on the revolving credit loan facility was 4.8% (30 day LIBOR rate was 0.2%). The total availability under the revolving credit loan facility was $16,237 at June 30, 2012 compared to $21,810 at December 31, 2011.

Subordinated Dividend Notes

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

The following is a summary of segment information for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net service revenue
Home & Community	$58,656	$55,009	$115,579	$109,152
Home Health	11,625	13,243	22,626	25,942

	$70,281	$68,252	$138,205	$135,094

Operating income (loss)
Home & Community	$7,078	$6,020	$13,498	$11,345
Home Health	(47)	840	(1,210)	1,538
General corporate expenses & corporate depreciation	(4,427)	(4,170)	(8,213)	(8,187)

	$2,604	$2,690	$4,075	$4,696

Depreciation and amortization
Home & Community	$461	$609	$927	$1,219
Home Health	4	129	7	257
Corporate	170	189	335	380

	$635	$927	$1,269	$1,856

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

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts and shares in thousands)

(Unaudited)

7. Significant Payors

A substantial portion of the Company’s net service revenues and accounts receivables are derived from services performed for federal, state and local governmental agencies. Medicare and one state governmental agency accounted for 11.0% and 48.8% of the Company’s net service revenues for the three months ended June 30, 2012, respectively, and 12.9% and 42.2% of the Company’s net service revenues for the three months ended June 30, 2011, respectively. Medicare and one state governmental agency accounted for 10.5% and 48.3% of the Company’s net service revenues for the six months ended June 30, 2012, respectively, and 12.7% and 41.8% of the Company’s net service revenues for the six months ended June 30, 2011, respectively

The related receivables due from Medicare and the state agency represented 9% and 62%, respectively, of the Company’s accounts receivable at June 30, 2012, and 11% and 58%, respectively, of the Company’s accounts receivable at December 31, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our unaudited condensed consolidated financial statements and the related notes. This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate.

Overview

We are a provider of home-based social and medical services focused on the elderly who are enrolled in both Medicare and Medicaid, also known as dual eligibles. Our services include personal care and assistance with activities of daily living, skilled nursing and rehabilitative therapies, and adult day care. The individuals who receive our services may be at risk of hospitalization or institutionalization, such as the elderly, chronically ill and disabled. Our payor clients include federal, state and local governmental agencies, commercial insurers, and private individuals. We provide our services through 117 locations across 19 states to over 26,000 individuals.

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

We also utilize an integrated service delivery model, in markets where we operate both home & community services and home health services, which maximizes the long-term relationship we have with individuals in our home & community segment through on-going monitoring and possible provision of our home health services to this same population as their needs warrant. Our care and service coordinators work with our caregivers, consumers and their medical providers to review our consumers’ current and anticipated service needs and, based on this continuous review, identify coordination and/or integration opportunities including the possible provision of home & community services to our home health individuals and the referral sources in that segment. This provides us with an additional source of revenue, enables individuals to access both social and medical services from one homecare provider and appeals to referral sources who are seeking a single provider with a breadth of services.

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

Finally, we believe the provision of home & community services is more effective and cost-efficient than the provision of similar services in an institutional setting for long-term care. We also believe payors and governmental agencies are increasingly recognizing the benefits of providing care in a sub-acute setting in the home where we also believe the overwhelming majority of individuals prefer to receive care especially as an alternative to an institutional long-term care setting.

With the passage of the Health Reform Act, discussed below, the states and the federal government are proposing to combine the administrative activities for benefits provided to dual eligibles. Several states in which we are doing business are currently in the process of requesting proposals from various managed care insurance providers for the administration of these programs. We are in active discussions with several of these managed care providers to be a core provider of services to more effectively manage this population.

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

On July 14, 2010, the Office for Civil Rights of the U.S. Department of Health and Human Services (“OCR”) published proposed regulations to implement the Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”). The HITECH Act imposed additional privacy and security requirements on health care providers and on their business associates. Failure to comply with the Health Insurance Portability and Accountability Act, or HIPAA, could result in fines and penalties that could have a material adverse effect on the Company. Recently, the OCR has imposed substantial financial and other penalties on covered entities that improperly disclosed individuals’ health information.

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

As mandated by the Health Reform Act, on October 20, 2011, CMS released final regulations for the Medicare Shared Savings Program. Although the Health Reform Act mandates that the program be established no later than January 1, 2012, CMS set start dates of April 1, 2011 and July 1, 2011. The Medicare Shared Savings Program is designed to give financial incentives to healthcare providers and suppliers that meet criteria established by the U.S. Department of Health and Human Services (“DHHS”) that work together to manage and coordinate care through Accountable Care Organizations (“ACOs”) for fee-for-service Medicare beneficiaries assigned to the ACO by CMS to increase quality of care and reduce costs. On December 19, 2011, CMS announced 32 pilot “pioneer ACOs”. In proposed regulations published April 7, 2011, CMS requested comments on a number of issues including the range of providers and suppliers that could participate in an ACO. Reaction to the proposed regulations issued on April 7, 2011 was generally negative especially with regard to start up costs, retroactive assignment of beneficiaries, antitrust issues, the proposed quality measures (both the number and complexity), and the lack of a model that only includes shared savings. The final regulations addressed several but not all of these concerns. The final regulations set a “savings-only model” where providers share any savings over a threshold amount but do not share any losses, as well as a two sided model where the ACO shares in the savings but is also at risk for losses. The number of quality measures is reduced by almost one half, and beneficiaries are assigned prospectively. The first performance period began on January 1, 2012. On April 10, 2012, CMS announced the selection of the first 27 ACOs to participate in the Medicare Shared Savings Program. On July 9, 2012, CMS announced 88 additional ACOs bringing the total to 147 ACOs.

In connection with the ACO rules, also on October 20, 2011, the Federal Trade Commission (“FTC”) and the Department of Justice (“DOJ”) released a joint antitrust policy statement, the Internal Revenue Service released a fact sheet, and the Office of Inspector General (“OIG”) released an interim final rule with five fraud waivers (waiving prosecution under the federal anti-kickback statute applicable to federal and state healthcare programs, the federal Ethics in Patient Referral Act or physician referral law and the Civil Monetary Penalty Law and laws regarding gain sharing arrangements). The FTC and the DOJ antitrust policy statement addressed some but not all antitrust concerns. The OIG waivers set forth who would be protected by the waivers and under what circumstances. A home health agency cannot qualify for a waiver for activities during ACO pre-participation, which would include activities in the start-up period until an application is accepted but which CMS states could also occur during the participation period. Post-acute care facilities, such as skilled nursing facilities (“SNFs”) and inpatient rehabilitation facilities (“IRFs”), can qualify for pre-participation waivers. Without a pre-participation waiver, it may be difficult for home health agencies, such as ours, to participate in the planning process for formation of an ACO and this may put us at a disadvantage in negotiating sharing of savings if we were to participate in an ACO. In addition, because other post-acute care providers, such as SNFs and IRFs, can participate in the planning process they may more readily participate in ACOs and may attract referrals that otherwise would have been made to us. Although provider and supplier participation in an ACO is voluntary, participation by our competitors in some markets may force us to participate as well, or if we do not participate, result in loss of business. Also, where we do not participate we will need to be mindful of quality measure criteria and if we are unable to meet those criteria we could be at risk for losing Medicare referrals. In addition, other savings programs similar to ACOs may be adopted by government and commercial payors to control costs and reduce hospital readmissions in which we could be financially at risk. We cannot predict what effect, if any, ACOs will have on our company.

On July 15, 2011, DHHS published two sets of proposed regulations relating to health insurance exchanges established under the Health Reform Act providing guidance and options to states on how to structure their exchanges. On September 30, 2011, DHHS extended the date for public comment from September 28 to October 31, 2011. CMS published final regulations on March 27, 2012. On December 16, 2011, CMS issued an “Essential Benefits Bulletin,” which provided a broad outline of benefit categories, including habilitative and rehabilitative services, but left the definition of essential benefits to the states, to be defined in a benchmark plan selected by each state. The benchmark plan is supposed to reflect the scope of services and limits in a plan offered by a typical employer in the state. At this point it is uncertain what services will be mandated for coverage by exchanges or at what level services will be paid or what impact the exchanges will have on other payors.

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

On July 13, 2012, CMS published the proposed Medicare 2013 Home Health update. CMS proposes a 1.5% payment update reduced by 1.32% to offset what it views as case mix “creep”. CMS also proposes additional methods to enforce compliance with home health conditions of participation and the imposition of alternative sanctions for home health agencies with deficiencies, including civil monetary penalties.

Reductions in Medicare home health agency payments, whether through rebasing or otherwise, would decrease our revenue, which would have a negative effect on our profits and liquidity.

Segments

We operate our business through two segments, home & community services and home health services. We have organized our internal management reports to align with these segment designations. As such, we have identified two reportable segments, home & community and home health, applying the criteria in ASC 280, “Disclosure about Segments of an Enterprise and Related Information”. The following table presents our locations by segment, setting forth acquisitions, start-ups and closures for the period January 1, 2012 to June 30, 2012:

	Home & Community	Home Health	Total
Total at December 31, 2011	89	29	118
Merged/Sold	(1)	(1)	(2)
Start-up	1	—	1

Total at June 30, 2012	89	28	117

As of June 30, 2012, we provided our services through 117 locations across 19 states.

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

For the three and six months ended June 30, 2012 and 2011, our payor revenue mix by segment was as follows:

	Home & Community
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
State, local and other governmental programs	95.3%	94.5%	95.4%	94.5%
Commercial	1.0	0.9	0.9	0.8
Private duty	3.7	4.6	3.7	4.7

	100.0%	100.0%	100.0%	100.0%

	Home Health
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Medicare	66.4%	66.3%	64.4%	65.9%
State, local and other governmental programs	17.8	18.2	19.0	18.4
Commercial	11.4	9.9	11.9	10.0
Private duty	4.4	5.6	4.7	5.7

	100.0%	100.0%	100.0%	100.0%

We also measure the performance of each segment using a number of different metrics. For our home & community segment, we consider billable hours, billable hours per business day, revenues per billable hour and the number of consumers, or census. For our home health segment, we consider Medicare admissions, non-Medicare admissions, and Medicare revenues per episode completed.

We derive a significant amount of our net service revenues from our operations in Illinois and California, which represented 61.8% and 9.6%; and 55.3% and 10.5%, of our total net service revenues for the three months ended June 30, 2012 and 2011, respectively. Net service revenues from our operations in Illinois and California represented 61.0% and 9.6%; and 54.9% and 10.6%, of our total net service revenues for the six months ended June 30, 2012 and 2011, respectively.

A significant amount of our net service revenues are derived from two specific payor clients. The Illinois Department on Aging, in the home & community segment, and Medicare, in the home health segment, which accounted for 48.8% and 11.0%; and 42.2% and 12.9% of our total net service revenues for the three months ended June 30, 2012 and 2011, respectively. The Illinois Department on Aging and Medicare accounted for 48.3% and 10.5%; and 41.8% and 12.7% of our total net service revenues for the six months ended June 30, 2012 and 2011, respectively.

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

Our general and administrative expenses for home & community and home health services consist principally of supervisory personnel, care coordination and office administration costs. Our general and administrative expenses for home health also include additional staffing for clinical and admissions processing. These expenses consist principally of wages, payroll taxes and benefit-related costs; facility rent; operating costs such as utilities, postage, telephone and office expenses; and bad debt expense. The Company has initiated efforts to centralize administrative tasks currently conducted at the branch locations. The costs related to these initiatives are included in the general and administrative expenses for each division.

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

Interest Expense

Interest expense consists of interest costs on our credit facility and other debt instruments.

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. The differences from the federal statutory rate of 34% are principally due to state taxes and the use of federal employment tax credits.

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

The following table sets forth, for the periods indicated, our unaudited consolidated results of operations.

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)
Net service revenues:
Home & Community	$58,656	83.5%	$55,009	80.6%	$3,647	6.6%
Home Health	11,625	16.5	13,243	19.4	(1,618)	(12.2)

Total	70,281	100.0	68,252	100.0	2,029	3.0
Operating income before corporate expenses:
Home & Community	7,078	12.1	6,020	10.9	1,058	17.6
Home Health	(47)	(0.4)	840	6.3	(887)	(105.6)

Total segment operating income	7,031	10.0	6,860	10.1	171	2.5
Corporate general and administrative expenses	4,257	6.1	3,981	5.8	276	6.9
Corporate depreciation and amortization	170	0.2	189	0.3	(19)	(10.1)

Total operating income	2,604	3.7	2,690	4.0	(86)	(3.2)
Interest expense	426	0.6	668	1.0	(242)	(36.2)

Income from operations before taxes	2,178	3.1	2,022	3.0	156	7.7
Income tax expense	714	1.0	689	1.0	25	3.6

Net income	$1,464	2.1%	$1,333	2.0%	$131	9.8%

Our net service revenues increased by $2.0 million, or 3.0%, to $70.3 million for the three months ended June 30, 2012 compared to $68.3 million for the same period in 2011. This net increase represents 6.6% growth in home & community net service revenues partially offset by a 12.2% decline in home health net service revenues. Home & community revenue growth was driven by an increase in average census and related increase in billable hours partially offset by a decrease in the rate per billable hour. Our home health revenue decline in the second quarter of 2012 was primarily due to a decrease in Medicare and non-Medicare admissions from on-going operations and a loss of revenues from agencies that were closed or sold.

Total operating income, expressed as a percentage of net service revenues, for the three months ended June 30, 2012 and 2011, was 3.7% and 4.0%, respectively. Corporate general and administrative expenses increased by $0.3 million to 6.1% of net service revenues for the three months ended June 30, 2012.

                The decrease of $0.1 million in operating income for the three months ended June 30, 2012 consists of an operating income increase of $1.1 million in our home & community segment due primarily to an increase in billable hours and improved gross profit percentage offset by a $0.9 million decrease in operating income in our home health segment primarily due to a decrease in admissions and a decline in gross margin percentage. In addition, our corporate costs increased by $0.3 million in 2012 primarily due to an increase in corporate wage related costs as a result of an increase in our corporate infrastructure and an increase in other corporate administrative expenses.

Total segment operating income, expressed as a percentage of net service revenues, for the three months ended June 30, 2012 and 2011, was 10.0% and 10.1% respectively. Corporate general and administrative expenses increased to 6.1% of net service revenues for the three months ended June 30, 2012, from 5.8% for the same period in 2011.

Home & Community Segment

The following table sets forth, for the periods indicated, a summary of our home & community segment’s unaudited results of operations through operating income, before corporate expenses:

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)
Net service revenues	$58,656	100.0%	$55,009	100.0%	$3,647	6.6%
Cost of service revenues	43,532	74.2	41,076	74.7	2,456	6.0

Gross profit	15,124	25.8	13,933	25.3	1,191	8.5
General and administrative expenses	7,585	12.9	7,304	13.3	281	3.8
Depreciation and amortization	461	0.8	609	1.1	(148)	(24.3)

Operating income	$7,078	12.1%	$6,020	10.9%	$1,058	17.6%

Segment Data:
Billable hours (in thousands)	3,477		3,229		248	7.7%
Billable hours per business day	54,334		50,456		3,878	7.7%
Revenues per billable hour	$16.86		$17.03		$(0.17)	(1.0)%
Average census	23,714		22,753		961	4.2%

Net service revenues from state, local and other governmental programs accounted for 95.3% and 94.5% of home & community net service revenues for the three months ended June 30, 2012 and 2011, respectively. Private duty and, to a lesser extent, commercial payors accounted for the remainder of net service revenues.

Net service revenues increased $3.7 million, or 6.6%, to $58.7 million for the second quarter of 2012 compared to $55.0 million for the same period in 2011. The increase was primarily due to a 4.2% increase in average census and a related 7.7% increase in billable hours partially offset by a slight decrease in the average revenues per billable hour by 1.0%.

Gross profit, expressed as a percentage of net service revenues, increased to 25.8% for the second quarter of 2012, from 25.3% for the same period in 2011. This increase of 0.5% is primarily due to a continued focus on field staff productivity and management of service costs.

General and administrative expenses, expressed as a percentage of net service revenues decreased to 12.9% for the three months ended June 30, 2012, from 13.3% for the three months ended June 30, 2011. General and administrative expenses increased by $0.3 million to $7.6 million as compared to $7.3 million for the three months ended June 30, 2012 and 2011, respectively. This increase of $0.3 million is primarily due to an increase in administrative wages and telecom related costs partially offset by reductions in bad debt expense due to our continued focus on collections.

Depreciation and amortization, expressed as a percentage of net service revenues, decreased to 0.8% for the second quarter of 2012, from 1.1% for the same period in 2011. Amortization of intangibles, which are principally amortized using accelerated methods, totaled $0.4 million and $0.6 million for the three months ended June 30, 2012 and 2011, respectively.

Home Health Segment

The following table sets forth, for the periods indicated, a summary of our home health segment’s unaudited results of operations through operating income, before corporate expenses:

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)
Net service revenues	$11,625	100.0%	$13,243	100.0%	$(1,618)	(12.2)%
Cost of service revenues	6,330	54.5	7,066	53.4	(736)	(10.4)

Gross profit	5,295	45.5	6,177	46.6	(882)	(14.3)
General and administrative expenses	5,338	45.9	5,208	39.3	130	2.5
Depreciation and amortization	4	0.0	129	1.0	(125)	(96.9)

Operating (loss) income	$(47)	(0.4)%	$840	6.3%	$(887)	(105.6)%

Segment Data:
Medicare admissions	2,012		2,274		(262)	(11.5)%
Non-Medicare admissions	1,236		1,707		(471)	(27.6)%
Medicare revenues per episode completed	$2,551		$2,517		$34	1.4%

Net service revenues from Medicare accounted for 66.4% and 66.3% of home health net service revenues for the three months ended June 30, 2012 and 2011, respectively. Non-Medicare net service revenues, in order of significance, include Medicaid and other governmental programs, commercial insurers and private duty payors.

Net service revenues decreased $1.6 million, or 12.2%, to $11.6 million for the second quarter of 2012, compared to $13.2 million in the same period of 2011. Our home health revenue decline in the second quarter of 2012 was primarily due to an 18.4% decrease in admissions and a loss of revenues from agencies that were closed or sold.

Gross profit, expressed as a percentage of net service revenues, decreased to 45.5% for the three months ended June 30, 2012, from 46.6% in the same period of 2011. This decrease of 1.1% in gross margin percentage is primarily due to the reduction in 2012 Medicare payment base rates and a decrease in field staff productivity.

General and administrative expenses, expressed as a percentage of net service revenues, increased to 45.9% for the second quarter of 2012, from 39.3% for the same period in 2011. General and administrative expenses increased by $0.1 million to $5.3 million as compared to $5.2 million for the three months ended June 30, 2012 and 2011, respectively. This increase of $0.1 million was due to an increase in management and administrative staffing costs and an increase in bad debt expense partially offset by a reduction in consulting expenses.

Total operating (loss) income expressed as a percentage of net service revenues, for the three months ended June 30, 2012 and 2011, was (0.4)% and 6.3%, respectively.

Depreciation and amortization, expressed as a percentage of net service revenues, decreased by 96.9% for the three months ended June 30, 2012. This decrease is due to the write-off of all intangible assets in the third quarter of 2011 as a result of an impairment analysis completed.

Corporate General and Administrative Expense

Corporate general and administrative expenses increased $0.3 million, or 6.9%, to $4.3 million for the three months ended June 30, 2012, from $4.0 million for the same period in 2011. This increase was primarily due to an increase in wage related costs and an increase in telecom and data related expenses partially offset by a decrease in legal expenses. These expenses, expressed as a percentage of net service revenues, were 6.1% and 5.8% for the second quarter of 2012 and 2011, respectively.

Interest Income

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, interest income. We did not receive any prompt payment interest in the three months ended June 30, 2012 and 2011. While we may be owed additional prompt payment interest, the amount and timing of receipt of such payments remains uncertain and we have determined that we will continue to recognize prompt payment interest income when received. The state amended its prompt payment interest terms, effective July 1, 2011, which changed the measurement period for outstanding invoices from a 60-day to a 90-day outstanding period. We believe this change in terms will reduce future amounts paid for prompt payment interest.

Interest Expense

Interest expense was $0.4 million and $0.7 million for the three months ended June 30, 2012 and 2011, respectively. Interest expense decreased $0.3 million primarily due to a reduction in outstanding debt.

Income Tax Expense

Our effective tax rates for the three months ended June 30, 2012 and 2011 were 32.8% and 34.1%, respectively. The principal difference between the Federal and state statutory rates and our effective tax rate is the use of Federal employment opportunity tax credits. The decrease in our second quarter 2012 effective tax rate to 32.8% from 41.0% in the first quarter of 2012 is principally due to a change in estimate relating to the recognition of 2011 Federal employment opportunity tax credits processed and earned in 2012. Our effective tax rate for 2012 does not include any earned 2012 Federal employment opportunity tax credits and will not be recognized until such time that the Federal employment opportunity tax credits are reinstated.

Results of Operations

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

The following table sets forth, for the periods indicated, our unaudited consolidated results of operations.

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)
Net service revenues:
Home & Community	$115,579	83.6%	$109,152	80.8%	$6,427	5.9%
Home Health	22,626	16.4	25,942	19.2	(3,316)	(12.8)

Total	138,205	100.0	135,094	100.0	3,111	2.3

Operating income (loss) before corporate expenses:
Home & Community	13,498	11.7	11,345	10.4	2,153	19.0
Home Health	(1,210)	(5.3)	1,538	5.9	(2,748)	(178.7)

Total segment operating income	12,288	8.9	12,883	9.6	(595)	(4.6)
Corporate general and administrative expenses	8,373	6.1	7,807	5.8	566	7.2
Gain on sale of agency	(495)	(0.4)	—	—	(495)	*
Corporate depreciation and amortization	335	0.2	380	0.3	(45)	(11.8)

Total operating income	4,075	2.9	4,696	3.5	(621)	(13.2)
Interest income	(128)	(0.1)	—	—	(128)	*
Interest expense	958	0.7	1,381	1.0	(423)	(30.6)

Income from operations before taxes	3,245	2.3	3,315	2.5	(70)	(2.1)
Income tax expense	1,152	0.8	1,129	0.9	23	2.0

Net income	$2,093	1.5%	$2,186	1.6%	$(93)	(4.3)%

*	Percent information not meaningful

Our net service revenues increased by $3.1 million, or 2.3%, to $138.2 million for the six months ended June 30, 2012 compared to $135.1 million for the same period in 2011. This net increase represents 5.9% growth in home & community net service revenues partially offset by a 12.8% decline in home health net service revenues. Home & community revenue growth was driven by an increase in average census and related increase in billable hours partially offset by a slight decrease in the average revenues per billable hour. Our home health revenue declined in the six months ended June 30, 2012 due to an adjustment to reduce estimates of accrued Medicare revenues of approximately $0.9 million that was recorded in the first quarter of 2012, a decrease in admissions and a loss of revenues from agencies that were closed or sold.

Total segment operating income, expressed as a percentage of net service revenues, for the six months ended June 30, 2012 and 2011, was 8.9% and 9.6%, respectively. Corporate general and administrative expenses increased to 6.1% of net service revenues for the six months ended June 30, 2012, from 5.8% for the same period in 2011.

Home & Community Segment

The following table sets forth, for the periods indicated, a summary of our home & community segment’s unaudited results of operations through operating income, before corporate expenses:

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)
Net service revenues	$115,579	100.0%	$109,152	100.0%	$6,427	5.9%
Cost of service revenues	86,161	74.5	81,853	75.0	4,308	5.3

Gross profit	29,418	25.5	27,299	25.0	2,119	7.8
General and administrative expenses	14,993	13.0	14,735	13.5	258	1.8
Depreciation and amortization	927	0.8	1,219	1.1	(292)	(24.0)

Operating income	$13,498	11.7%	$11,345	10.4%	$2,153	19.0%

Segment Data:
Billable hours (in thousands)	6,851		6,414		437	6.8%
Billable hours per business day	53,522		50,506		3,016	6.0%
Revenues per billable hour	$16.86		$17.02		$(0.16)	(0.9)%
Average census	23,447		22,629		818	3.6%

Net service revenues from state, local and other governmental programs accounted for 95.4% and 94.5% of home & community net service revenues for the six months ended June 30, 2012 and 2011, respectively. Private duty and, to a lesser extent, commercial payors accounted for the remainder of net service revenues.

Net service revenues increased $6.4 million, or 5.9%, to $115.6 million for the six months ended June 30, 2012 compared to $109.2 million for the same period in 2011. The increase was primarily due to a 3.6% increase in average census and a related 6.8% increase in billable hours partially offset by a slight decrease in the average revenues per billable hour by 0.9%.

Gross profit, expressed as a percentage of net service revenues, increased to 25.5% for the six months ended June 30, 2012, from 25.0% for the same period in 2011. This increase is primarily due to a continued focus on field staff productivity and management of service costs.

General and administrative expenses, expressed as a percentage of net service revenues decreased to 13.0% for the six months ended June 30, 2012, from 13.5% for the six months ended June 30, 2011. General and administrative expenses increased by $0.3 million to $15.0 million as compared to $14.7 million for the six months ended June 30, 2012 and 2011, respectively. This increase of $0.3 million is primarily due to an increase in telecom and data related costs and an increase in management bonus expense partially offset by reductions in bad debt expense due to our continued focus on collections.

Depreciation and amortization, expressed as a percentage of net service revenues, decreased to 0.8% for the six months ended June 30, 2012, from 1.1% for the same period in 2011. Amortization of intangibles, which are principally amortized using accelerated methods, totaled $0.8 million and $1.1 million for the six months ended June 30, 2012 and 2011, respectively.

Home Health Segment

The following table sets forth, for the periods indicated, a summary of our home health segment’s unaudited results of operations through operating income, before corporate expenses:

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)
Net service revenues	$22,626	100.0%	$25,942	100.0%	$(3,316)	(12.8)%
Cost of service revenues	12,984	57.4	14,077	54.3	(1,093)	(7.8)

Gross profit	9,642	42.6	11,865	45.7	(2,223)	(18.7)
General and administrative expenses	10,845	47.9	10,070	38.8	775	7.7
Depreciation and amortization	7	0.0	257	1.0	(250)	(97.3)

Operating (loss) income	$(1,210)	(5.3)%	$1,538	5.9%	$(2,748)	(178.7)%

Segment Data:
Medicare admissions	4,183		4,547		(364)	(8.0)%
Non-Medicare admissions	2,596		3,321		(725)	(21.8)%
Medicare revenues per episode completed	$2,565		$2,528		$37	1.5%

Net service revenues from Medicare accounted for 64.4% and 65.9% of home health net service revenues for the six months ended June 30, 2012 and 2011, respectively. Non-Medicare net service revenues, in order of significance, include Medicaid and other governmental programs, commercial insurers and private duty payors.

Net service revenues decreased $3.3 million, or 12.8%, to $22.6 million for the six months ended June 30, 2012, compared to $25.9 million in the same period of 2011. Our home health revenue decline was due to a reduction of estimates of accrued Medicare revenues of approximately $0.9 million that was recorded in the first quarter of 2012, a decrease in admissions and a loss of revenues from agencies that were closed or sold.

Gross profit, expressed as a percentage of net service revenues, decreased to 42.6% for the six months ended June 30, 2012, from 45.7% in the same period of 2011. Excluding the reduction of estimates of accrued Medicare revenues, gross profit, expressed as a percentage of net service revenues decreased to 44.3% for the six months ended June 30, 2012. The decrease in gross margin is primarily due to the reduction in 2012 Medicare payment base rates and a decrease in field staff productivity.

General and administrative expenses, expressed as a percentage of net service revenues increased to 47.9% for the six months ended June 30, 2012, from 38.8% for the same period in 2011. General and administrative expenses increased by $0.8 million for the six months ended June 30, 2012 to $10.8 million as compared to $10.0 million for the six months ended June 30, 2011. This increase was due to an increase in management and administrative staffing costs and related travel costs, an increase in bad debt expense and other net administrative expenses partially offset by a decrease in consulting expenses.

Total operating (loss) income expressed as a percentage of net service revenues, for the six months ended June 30, 2012 and 2011, was (5.3)% and 5.9%, respectively. Excluding the reduction of estimates of accrued Medicare revenues discussed above, total operating loss, expressed as a percentage of net service revenues was (2.0)% for the six months ended June 30, 2012.

Depreciation and amortization, expressed as a percentage of net service revenues, decreased by 97.3% for the six months ended June 30, 2012. This decrease is due to the write-off of all intangible assets in the third quarter of 2011 as a result of an impairment analysis completed.

Corporate General and Administrative Expense

Corporate general and administrative expenses increased $0.6 million, or 7.2%, to $8.4 million for the six months ended June 30, 2012, from $7.8 million for the same period in 2011. This increase was primarily due to an increase in wage related costs and an increase in telecom and data related expenses partially offset by a decrease in legal expenses. These expenses, expressed as a percentage of net service revenues, were 6.1% and 5.8% for the six months ended June 30, 2012 and 2011, respectively.

Interest Income

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, interest income. We received approximately $0.1 million in prompt payment interest for the six months ended June 30, 2012. We did not receive any prompt payment interest in the six months ended June 30, 2011. While we may be owed additional prompt payment interest, the amount and timing of receipt of such payments remains uncertain and we have determined that we will continue to recognize prompt payment interest income when received. The state amended its prompt payment interest terms, effective July 1, 2011, which changed the measurement period for outstanding invoices from a 60-day to a 90-day outstanding period. We believe this change in terms will reduce future amounts paid for prompt payment interest.

Interest Expense

Interest expense was $1.0 million and $1.4 million for the six months ended June 30, 2012 and 2011, respectively. Interest expense decreased $0.4 million primarily due to a reduction in outstanding debt.

Income Tax Expense

Our effective tax rates for the six months ended June 30, 2012 and 2011 were 35.5% and 34.1%, respectively. The principal difference between the Federal and state statutory rates and our effective tax rate is the use of Federal employment opportunity tax credits. The increase is primarily due to our estimate of recognizing less tax credits in 2012 as compared to the tax credits realized in 2011. Our effective tax rate for 2012 does not include any earned 2012 Federal employment opportunity tax credits and will not be recognized until such time that the Federal employment opportunity tax credits are reinstated.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash from operations and borrowings under our credit facility. At June 30, 2012 and December 31, 2011, we had cash balances of $1.5 million and $2.0 million, respectively.

Cash flows from operating activities represent the inflow of cash from our payor clients and the outflow of cash for payroll and payroll taxes, operating expenses, interest and taxes. Due to its revenue deficiencies and financing issues, the State of Illinois has reimbursed us on a delayed basis with respect to our various agreements including with our largest payor, the Illinois Department on Aging. The open receivable balance from the State of Illinois increased by $1.9 million, from $47.4 million as of December 31, 2011 to $49.3 million as of June 30, 2012.

The State of Illinois continues to reimburse us on a delayed basis. These payment delays have adversely impacted, and may further adversely impact, our liquidity, and may result in the need to increase borrowings under our credit facility. Delayed reimbursements from our other state payors have also contributed to the increase in our receivable balances.

Our credit facility provides (i) maximum aggregate amount of revolving loans available to us of $55.0 million, (ii) maximum senior debt leverage ratio of 3.00 to 1.0 for the twelve (12) month period ending March 31, 2010 and each twelve (12) month period ending on the last day of each fiscal quarter thereafter and (iii) advance multiple of 3.25 used to determine the amount of the borrowing base.

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

On July 26, 2010, we entered into a second amendment (the “Second Amendment”) to our credit facility. The Second Amendment provided for a $5.0 million term loan component of the credit facility, the proceeds of which were used to finance a portion of the purchase price payable in connection with our acquisition of certain assets of Advantage effective July 25, 2010. The term loan will be repaid in 24 equal monthly installments, which commenced February 2011. Interest on the new term loan under the credit facility is payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 4.6% or the LIBOR rate for term periods of one, two, three or six months plus a margin of 4.6%. Interest will be paid monthly or at the end of the relevant interest period. The term loan has a maturity date of January 5, 2013. The total consideration payable pursuant to the Purchase Agreement was $8.3 million, comprised of $5.1 million in cash, common stock consideration with a deemed value of $1.2 million resulting in the issuance of 248,000 common shares, a maximum of $2.0 million in future cash consideration subject to the achievement of certain performance targets set forth in an earn-out agreement and the assumption of certain specified liabilities. In April 2011, we paid the first earn-out payment of $0.5 million to the sellers of Advantage. The second earn-out payment obligation was reviewed during the fourth quarter of 2011 and it was revalued at approximately $0.7 million. The final payment is expected to be made during the third quarter of 2012.

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

During the fourth quarter of 2011, the lenders under our credit facility permitted us to add back approximately $1.8 million to adjusted EBITDA for the purpose of determining availability under the credit facility. The effect of the add back was to increase availability by approximately $5.8 million until March 1, 2012. On March 1, 2012, the add back allowance was reduced by $0.2 million and will continue to be reduced by $0.2 million on the first day of each month thereafter until the add back is eliminated, which will result in a reduction in availability of $0.65 million on the first day of each month thereafter until the add back is eliminated.

During the second quarter of 2012, the lenders under our credit facility agreed to a modified interpretation of the credit facility as it relates to the calculation of the fixed charge ratio, which provides us with increased flexibility in meeting this covenant.

As of June 30, 2012 we had $22.0 million outstanding on our credit facility. After giving effect to the amount drawn on our credit facility, approximately $7.4 million of outstanding letters of credit, borrowing limits based on an advanced multiple of adjusted EBITDA and the Fourth Amendment, we had $16.2 million available for borrowing under the credit facility as of June 30, 2012.

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

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011
	(unaudited)
Net cash provided by operating activities	$5,732	$29,098
Net cash used in investing activities	(259)	(632)
Net cash used in financing activities	(6,000)	(5,177)

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Net cash provided by operating activities was $5.7 million for the six months ended June 30, 2012, compared to $29.1 million for the same period in 2011. This decrease in operating cash was primarily due to delayed payments in accounts receivable resulting in a year-over-year cash decrease of $16.4 million from accounts receivable. The remaining cash provided by operations of $7.0 million was driven by changes in other working capital accounts.

Net cash used in investing activities was $0.3 million for the six months ended June 30, 2012. Our investing activities for the six months ended June 30, 2012 were $0.5 million in net proceeds received for the sale of a home health agency and the purchase of $0.8 million of property and equipment. Our investing activities for the six months ended June 30, 2011 were $0.1 million for capital expenditures and a $0.5 million earn-out payment for Advantage.

Net cash used in financing activities was $6.0 million for the six months ended June 30, 2012 as compared to net cash used of $5.2 million for the six months ended June 30, 2011. Our financing activities for the six months ended June 30, 2012 were primarily driven by net payments of $2.8 million on the revolving credit portion of our credit facility, $2.0 million in payments on our subordinated dividend notes and $1.2 million in payments on our term loan. Our financing activities for the six months ended June 30, 2011 were primarily driven by $2.8 million in payments on the revolving credit portion of our credit facility, $1.0 million in payments on subordinated dividend notes, $1.0 million in payments on our term loan, and $0.4 million in payments on other notes.

Outstanding Accounts Receivable

Outstanding accounts receivable, net of the allowance for doubtful accounts, decreased by $3.2 million as of June 30, 2012 as compared to December 31, 2011.

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

The following tables detail our accounts receivable before reserves by payor category, showing Illinois governmental payors separately, and segment and the related allowance amount at June 30, 2012 and December 31, 2011:

	June 30, 2012
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(in thousands, except percentages)
Home & Community
Illinois governmental based programs	$36,613	$10,985	$693	$451	$48,742
Other state, local and other governmental programs	9,762	893	755	716	12,126
Private duty and commercial	1,663	244	355	713	2,975

	48,038	12,122	1,803	1,880	63,843

Home Health
Medicare	4,715	1,875	326	—	6,916
Other state, local and other governmental programs	1,480	116	189	161	1,946
Private duty and commercial	1,326	263	203	61	1,853
Illinois governmental based programs	173	180	151	26	530

	7,694	2,434	869	248	11,245

Total	$55,732	$14,556	$2,672	$2,128	$75,088

Related aging %	74.2%	19.4%	3.6%	2.8%
Allowance for doubtful accounts					$5,947
Reserve as % of gross accounts receivable					7.9%

	December 31, 2011
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(in thousands, except percentages)
Home & Community
Illinois governmental based programs	$33,233	$11,969	$416	$1,110	$46,728
Other state, local and other governmental programs	10,106	1,077	901	1,720	13,804
Private duty and commercial	1,454	482	569	920	3,425

	44,793	13,528	1,886	3,750	63,957

Home Health
Medicare	6,109	2,991	991	17	10,108
Other state, local and other governmental programs	1,617	310	259	251	2,437
Private duty and commercial	1,459	412	369	146	2,386
Illinois governmental based programs	241	249	119	60	669

	9,426	3,962	1,738	474	15,600

Total	$54,219	$17,490	$3,624	$4,224	$79,557

Related aging %	68.2%	22.0%	4.6%	5.2%
Allowance for doubtful accounts					$7,189
Reserve as % of gross accounts receivable					9.0%

We calculate our days sales outstanding (“DSO”) by taking the accounts receivable outstanding net of the allowance for doubtful accounts and deducting deferred revenues at the end of the period, divided by the total net service revenues for the last quarter, multiplied by the number of days in that quarter. The adjustment for deferred revenues relates to Medicare receivables which are recorded at the inception of each 60 day episode of care at the full requested anticipated payment (“RAP”) amount. Our DSOs were 87 days and 94 days at June 30, 2012 and December 31, 2011, respectively. The DSOs for our largest payor, the Illinois Department on Aging, at June 30, 2012 and December 31, 2011 were 123 days and 125 days, respectively.

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

The availability of funds under the revolving credit portion of the credit facility, as amended, is based on the lesser of (i) the product of adjusted EBITDA, as defined, for the most recent 12-month period for which financial statements have been delivered under the credit facility agreement multiplied by the specified advance multiple, up to 3.25, less the outstanding senior indebtedness and letters of credit, and (ii) $55.0 million less the outstanding revolving loans and letters of credit. Interest on the revolving line of credit and term loan amounts outstanding under the credit facility is payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 4.6% or the LIBOR rate for term periods of one, two, three or six months plus a margin of 4.6%. Interest on the credit facility will be paid monthly on or at the end of the relevant interest period, as determined in accordance with the credit facility agreement. The borrowers will pay a fee equal to 0.5% per annum of the unused portion of the revolving portion of the credit facility. Issued stand-by letters of credit will be charged at a rate of 2.0% per annum payable monthly. A balance of $22.0 million was outstanding on our credit facility as of June 30, 2012 and the total availability under the revolving credit loan facility was $16.2 million at June 30, 2012.

The credit facility contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The credit facility also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum fixed charge coverage ratio, a requirement to stay below a maximum senior leverage ratio and a requirement to stay below a maximum permitted amount of capital expenditures, as well as restrictions on guarantees, indebtedness, liens, dividends, distributions, investments and loans, subject to customary carve outs, restrictions on Holdings’ and the borrowers’ ability to enter into transactions other than in the ordinary course of business, a restriction on the ability to consummate more than three acquisitions in any calendar year, or for the purchase price of any one acquisition to exceed $0.5 million, in each case without the consent of the lenders, restrictions on mergers, transfers of assets, acquisitions, equipment, subsidiaries and affiliate transactions, subject to customary carve outs, and restrictions on fundamental changes and lines of business. We were in compliance with all of our credit facility covenants at June 30, 2012.

During the fourth quarter of 2011, the lenders under our credit facility permitted us to add back approximately $1.8 million to adjusted EBITDA for the purpose of determining availability under the credit facility. The effect of the add back was to increase availability by approximately $5.8 million until March 1, 2012. On March 1, 2012, the add back allowance was reduced by $0.2 million and will continue to be reduced by $0.2 million on the first day of each month thereafter until the add back is eliminated, which will result in a reduction in availability of $0.65 million on the first day of each month thereafter until the add back is eliminated.

During the second quarter of 2012, the lenders under our credit facility agreed to a modified interpretation of the credit facility as it relates to the calculation of the fixed charge ratio, which provides us with increased flexibility in meeting this covenant.

Dividend Notes

On March 18, 2010, we amended our subordinated dividend notes. Pursuant to the amendments, the dividend notes were amended to (i) extend the maturity date of the dividend notes from September 30, 2011 to December 31, 2012, (ii) modify the amortization schedule of the dividend notes to reduce the annual principal payment amounts from $4.5 million to $1.3 million in 2010; from $3.4 million to $2.5 million in 2011; and amended total payments in 2012 to $4.1 million, and (iii) permit, based on our leverage ratio, the prepayment of all or a portion of the principal amount of the dividend notes, together with interest on the principal amount. A balance of $2.0 million was outstanding on the dividend notes as of June 30, 2012.

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

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

Workers’ Compensation Program

Our workers’ compensation insurance program has a $350,000 deductible component. We recognize our obligations associated with this program in the period the claim is incurred. The cost of both the claims reported and claims incurred but not reported, up to the deductible, have been accrued based on historical claims experience, industry statistics and an actuarial analysis performed by an independent third party. We monitor our claims quarterly and adjust our reserves accordingly. These costs are recorded primarily in the cost of services caption in the consolidated statement of income. Under the agreement pursuant to which we acquired Addus HealthCare, claims under our workers’ compensation insurance program that relate to December 31, 2005 or earlier are the responsibility of the selling shareholders in the acquisition, subject to certain limitations. In August 2010, the FASB issued Accounting Standards Update No 2010-24, Health Care Entities (Topic 954), “Presentation of Insurance Claims and Related Insurance Recoveries” (“ASU 2010-24”), which clarifies that companies should not net insurance recoveries against a related claim liability. Additionally, the amount of the claim liability should be determined without consideration of insurance recoveries. As of June 30, 2012 and December 31, 2011, we recorded $1.8 million in workers’ compensation insurance recovery receivables and a corresponding increase in its workers’ compensation liability. The workers’ compensation insurance recovery receivable is included in our prepaid expenses and other current assets on the balance sheet.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factors discussed under the caption “Risk Factors” set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2011 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012. Except as set forth below, there have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in our Annual Report on Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

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

All states currently benefit from increased federal medical assistance percentage (“FMAP”) granted under the American Recovery and Reinvestment Act (“ARRA”), which increases the share of federal dollars paid to states for services to Medicaid beneficiaries. The enhanced percentages were set to expire as of December 31, 2010 which would have occurred in the middle of most states’ 2011 fiscal year (July 2010 to June 2011). On August 10, 2010, President Obama signed into law a six-month FMAP extension through June 2011. The law scaled back the FMAP increase from the initial 6.2% to 3.2% for the first quarter (January 2011 through March 2011) and 1.2% for the second quarter (April 2011 through June 2011). It is difficult to estimate the impact lower FMAP increases is having on state budgets and particularly funding of Medicaid, Medicaid waiver or other state and local medical and social programs during the extension period and any subsequent changes to FMAP upon the expiration of the extension in June 2011. The Governor of Illinois has reported that state revenue is not sufficient to keep up with pension and Medicaid obligations. On February 22, 2012, the Governor of Illinois released his proposed budget for fiscal year 2013. He called for a $2.7 billion cut to the state’s $14 billion Medicaid program. Options to reach that goal include rate reduction and reform, eliminating some services, implementing utilization controls, and restricting Medicaid eligibility so that fewer people can qualify. Because a substantial portion of our business is concentrated in these programs, any significant reduction in expenditures that pay for our services may have a disproportionately negative impact on our future operating results. In February 2012, CMS agreed to allow Illinois to move forward on at least one of two efforts to combat Medicaid fraud. According to a letter from CMS to the Illinois Department of Healthcare and Family Services, state health officials will be permitted to verify the residency of Medicaid applicants to prevent non-residents from fraudulently obtaining health benefits intended for Illinois residents. Illinois had also requested to be permitted to verify income for qualification, but CMS’s letter did not address that. On April 19, 2012, the governor of Illinois announced a plan to cover the $2.7 billion shortfall for Medicaid, which includes reducing Medicaid spending by $2 billion. The Medicaid reductions would be accomplished by rate reductions to providers and “cuts, reductions and efficiencies,” which include enhanced eligibility verification; annual maximums for occupational therapy, physical therapy and adult speech hearing and language therapy (and reimbursement for therapies only through home health agencies), a 10% reduction in home health through utilization controls; and implementation of RAC audits. On May 24, 2012, the Illinois General Assembly passed a Medicaid reform bill that cut Medicaid spending by $1.6 billion. In response, the Illinois Department of Human Services issued a combination of emergency and proposed rules on July 13, 2012 increasing the score needed in order to qualify for the community care program and the home services program, increasing co-payments for some home health services, eliminating coverage for home health and homemaker services under the Medicaid hospice benefit, eliminating General Assistance and related medical benefits, and limiting eligibility for FamilyCare to families with income at or below 133% of the federal poverty level and incorporating the expected reductions outlined above. Another regulation would authorize the collection of interest overpayments to vendors. Home health service providers must be Medicare certified, the Medicare face-to-face rule will apply to the provision of Medicaid home health, and home health services only may be provided after a hospital admission. In addition, the Illinois Department of Human Services has the authority to reduce payment rates.

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

We derived approximately 46% of our 2011 revenue from the Illinois Medicaid program. On January 25, 2011, the governor of Illinois signed into law a comprehensive Medicaid reform law that is expected to achieve savings of $624 to $774 million over five years. Among other things, subject to federal government approval the law expands requirements for coordination of care for Medicaid beneficiaries, tightens the Medicaid eligibility process by requiring greater documentation to establish eligibility and requiring annual redetermination of eligibility. The law also establishes a moratorium on eligibility expansion and phasing out of permitting unpaid bills from one fiscal year to be paid in the following fiscal year. The law also will permit the state to move long-term care patients from institutional settings to less expensive community-based care. As previously indicated, the Illinois General Assembly passed a Medicaid reform bill that cut Medicaid spending. See the risk factor titled “Changes to Medicaid, Medicaid waiver or other state and local medical and social programs could adversely affect our net service revenues and profitability.” It is difficult to ascertain at this time what impact, if any, the new law will have on our business. If the law results in individuals having more difficulty in qualifying for the Medicaid program or results in fewer Medicaid beneficiaries qualifying for our services it would adversely affect our service revenues and profitability.

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

In its March 2012 Report to Congress, MedPAC reiterated its recommendation that Home Health reimbursement should be rebased to reduce payments.

On July 13, 2012, CMS published the proposed Medicare 2013 Home Health update. CMS proposes a 1.5% payment update reduced by 1.32% to offset what it views as case mix “creep”. CMS also proposes additional methods to enforce compliance with home health conditions of participation and the imposition of alternative sanctions for home health agencies with deficiencies, including civil monetary penalties.

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

The Health Reform Act includes several provisions that may affect reimbursement for home health agencies. Congress directed the Secretary of DHHS to develop a program for value-based purchasing program for payments to home health agencies. The Health Reform Act also creates within CMS a Center for Medicare and Medicaid Innovation, or CMMI, to test payment and service delivery systems to reduce program expenditures. Among the issues that are to be addressed by CMMI are: allowing the states to test new models of care for individuals dually eligible for Medicare and Medicaid, supporting “continuing care hospitals” that offer post acute care during the 30 days following discharge, funding home health providers that offer chronic care management services, and establishing pilot programs that bundle acute care hospital services with physician services and post-acute care services, including home health services for patients with certain selected conditions. We may have difficulty negotiating for a fair share of the bundled payment. In addition, we may be unfairly penalized if a consumer is readmitted to the hospital within 30 days of discharge for reasons beyond our control. The Health Reform Act also requires CMS to rebase payments for home health services, reducing payments beginning 2013 with a four-year phase-in and full implementation in 2016. Reductions may not exceed 3.5% of the reimbursement in effect on March 23, 2010. The Health Reform Act mandates a 1% reduction in the market basket update for 2011 and 2012 and a market basket productivity adjustment for 2015 and subsequent years. The market basket reductions may result in a negative adjustment. The Health Reform Act reduces total payments for all home health agencies for outliers from 5% to 2.5%, and, in addition, caps payments to any one home health agency to no more than 10% of the payments received by the home health agency in a year. The Health Reform Act provides for the appointment of a 15-member Independent Medicare Advisory Board, or IMAB, that will have authority to recommend cost cutting measures to Congress to control the growth of Medicare spending, reducing expenditures to certain targeted amounts and other changes to the Medicare program. The IMAB would be appointed by the President. Congress will be severely limited in its ability to debate or modify recommendations of the IMAB, giving the IMAB broad powers to reduce Medicare spending and modify the program.

The Health Reform Act is broad, sweeping reform, and is subject to change, including through the adoption of related regulations, the way in which its provisions are interpreted and the manner in which it is enforced. The Health Reform Act is currently the subject of more than 20 constitutional challenges in federal courts. Some federal courts have upheld the constitutionality of the Health Reform Act or dismissed cases on procedural grounds. Others have held that the requirement that individuals maintain health insurance or pay a penalty to be unconstitutional, although none of the orders has enjoined its operation. On June 28, 2012, the Supreme Court issued its opinion in challenges to the Health Reform Act. The Court upheld the constitutionality of the individual mandate under Congress’ taxing power. But, the Court held that states must be able to choose whether to participate in the program of expanded eligibility for Medicaid. Several states have indicated that they may not participate.

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

Item 6.  Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company dated as of November 2, 2009 (filed on November 20, 2009 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

3.2	Amended and Restated Bylaws of the Company (filed on September 21, 2009 as Exhibit 3.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

4.1	Form of Common Stock Certificate (filed on October 2, 2009 as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

10.1	The Executive Nonqualified “Excess” Plan Adoption Agreement, by Addus HealthCare, Inc., dated April 1, 2012 (filed on April 5, 2012 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.2	The Executive Nonqualified Excess Plan Document, dated April 1, 2012 (filed on April 5, 2012 as Exhibit 99.2 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated herein by reference)

10.3	Employment Agreement, effective June 18, 2012, by and between Addus Healthcare, Inc. and Inna Berkovich (filed on June 20, 2012 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated herein by reference)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	Financial statements from the quarterly report on Form 10-Q of Addus HomeCare Corporation for the quarter ended June 30, 2012, filed on August 9, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADDUS HOMECARE CORPORATION

Date: August 9, 2012	By:	/S/ MARK S. HEANEY

Mark S. Heaney President and Chief Executive Officer (As Principal Executive Officer)

Date: August 9, 2012	By:	/S/ DENNIS B. MEULEMANS

Dennis B. Meulemans Chief Financial Officer (As Principal Financial Officer)

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of the Company dated as of November 2, 2009 (filed on November 20, 2009 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

3.2	Amended and Restated Bylaws of the Company (filed on September 21, 2009 as Exhibit 3.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

4.1	Form of Common Stock Certificate (filed on October 2, 2009 as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

10.1	The Executive Nonqualified “Excess” Plan Adoption Agreement, by Addus HealthCare, Inc., dated April 1, 2012 (filed on April 5, 2012 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.2	The Executive Nonqualified Excess Plan Document, dated April 1, 2012 (filed on April 5, 2012 as Exhibit 99.2 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated herein by reference)

10.3	Employment Agreement, effective June 18, 2012, by and between Addus Healthcare, Inc. and Inna Berkovich (filed on June 20, 2012 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated herein by reference)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	Financial statements from the quarterly report on Form 10-Q of Addus HomeCare Corporation for the quarter ended June 30, 2012, filed on August 9, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith
**	Furnished herewith