Form 10-Q
period 2012-09-30
Addus HomeCare Corp
filed 2012-11-01
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Common Stock $0.001 par value

Shares outstanding at October 31, 2012: 10,818,383

ADDUS HOMECARE CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2012 and December 31, 2011

(amounts and shares in thousands, except per share data)

(Unaudited)

	September 30, 2012	December 31, 2011
Assets

Current assets
Cash	$1,713	$2,020
Accounts receivable, net of allowances of $5,535 and $7,189 as of September 30, 2012 and December 31, 2011, respectively	71,400	72,368
Prepaid expenses and other current assets	8,602	8,137
Deferred tax assets	6,336	6,336

Total current assets	88,051	88,861

Property and equipment, net of accumulated depreciation and amortization	2,852	2,490

Other assets
Goodwill	50,576	50,695
Intangibles, net of accumulated amortization	6,787	8,044
Deferred tax assets	4,089	4,089
Other assets	347	513

Total other assets	61,799	63,341

Total assets	$152,702	$154,692

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,589	$5,266
Accrued expenses	33,081	29,313
Current maturities of long-term debt	1,902	6,569
Deferred revenue	2,020	2,145

Total current liabilities	41,592	43,293

Long-term debt, less current maturities	20,500	24,958
Deferred tax liabilities	—	—
Other long-term liabilities	—	—

Total liabilities	62,092	68,251

Commitments, contingencies and other matters
Stockholders’ equity
Preferred stock—$.001 par value; 10,000 authorized and 0 shares issued and outstanding	—	—
Common stock—$.001 par value; 40,000 authorized; 10,818 and 10,775 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	12	11
Additional paid-in capital	82,715	82,437
Retained earnings	7,883	3,993

Total stockholders’ equity	90,610	86,441

Total liabilities and stockholders’ equity	$152,702	$154,692

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months Ended September 30, 2012 and 2011

(amounts and shares in thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net service revenues	$71,006	$69,384	$209,211	$204,478
Cost of service revenues	50,687	48,373	149,832	144,303

Gross profit	20,319	21,011	59,379	60,175

General and administrative expenses	16,486	16,955	50,697	49,567
Goodwill and intangible asset impairment charge	—	15,989	—	15,989
Gain on sale of agency	—	—	(495)	—
Depreciation and amortization	639	927	1,908	2,783

Total operating expenses	17,125	33,871	52,110	68,339

Operating income (loss)	3,194	(12,860)	7,269	(8,164)
Interest income	—	—	(128)	—
Interest expense	407	548	1,365	1,929

Total interest expense, net	407	548	1,237	1,929

Income (loss) before income taxes	2,787	(13,408)	6,032	(10,093)
Income tax expense (benefit)	990	(6,745)	2,142	(5,616)

Net income (loss)	$1,797	$(6,663)	$3,890	$(4,477)

Income (loss) per common share:
Basic	$0.17	$(0.62)	$0.36	$(0.42)

Diluted	$0.17	$(0.62)	$0.36	$(0.42)

Weighted average number of common shares and potential common shares outstanding:
Basic	10,761	10,746	10,761	10,746

Diluted	10,773	10,746	10,764	10,746

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2012

(amounts and shares in thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2011	10,775	$11	$82,437	$3,993	$86,441
Issuance of shares of common stock under restricted stock award agreements	43	1	(1)	—	—
Stock-based compensation	—	—	279	—	279
Net income	—	—	—	3,890	3,890

Balance at September 30, 2012	10,818	$12	$82,715	$7,883	$90,610

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2012 and 2011

(amounts in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net income (loss)	$3,890	$(4,477)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	1,908	2,783
Deferred income taxes	—	(8,628)
Stock-based compensation	279	241
Amortization of debt issuance costs	166	167
Provision for doubtful accounts	2,191	3,154
Gain on sale of agency	(495)	—
Goodwill and intangible assets impairment charge	—	15,989
Changes in operating assets and liabilities:
Accounts receivable	(1,223)	(2,118)
Prepaid expenses and other current assets	(465)	(1,183)
Accounts payable	(677)	1,357
Accrued expenses	3,887	4,353
Deferred revenue	(125)	177

Net cash provided by operating activities	9,336	11,815

Cash flows from investing activities
Acquisitions of businesses, net of cash received	—	(500)
Net proceeds from sale of agency	495	—
Purchases of property and equipment	(1,013)	(277)

Net cash used in investing activities	(518)	(777)

Cash flows from financing activities
Net payments on term loan	(1,875)	(1,667)
Net payments on credit facility	(4,250)	(6,750)
Payments on subordinated dividend notes	(3,000)	(1,750)
Net payments on other notes	—	(366)
Debt issuance costs	—	(24)

Net cash used in financing activities	(9,125)	(10,557)

Net change in cash	(307)	481
Cash, at beginning of period	2,020	816

Cash, at end of period	$1,713	$1,297

Supplemental disclosures of cash flow information
Cash paid for interest	$1,233	$1,811
Cash paid for income taxes	1,443	1,347

Supplemental disclosures of non-cash investing and financing activities
Tax benefit related to the amortization of tax goodwill in excess of book basis	119	119

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

Goodwill

The Company’s carrying value of goodwill is the residual of the purchase price over the fair value of the net assets acquired from various acquisitions including the acquisition of Addus HealthCare, Inc. (“Addus HealthCare”). In accordance with Accounting Standards Codification (“ASC”) Topic 350, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are not amortized. The Company tests goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. Goodwill is required to be tested for impairment at least annually using a two-step method. The first step in the evaluation of goodwill impairment involves comparing the current fair value of each reporting unit to the recorded value, including goodwill. The Company uses the combination of a discounted cash flow model (“DCF model”) and the market multiple analysis method to determine the current fair value of each reporting unit. The DCF model was prepared using revenue and expense projections based on the Company’s current operating plan. As such, a number of significant assumptions and estimates are involved in the application of the DCF model to forecast revenue growth, price changes, gross profits, operating expenses and operating cash flows. The cash flows were discounted using a weighted average cost of capital of 14.5%, which was management’s best estimate based on the capital structure of the Company and external industry data. As part of the second step of this evaluation, if the carrying value of goodwill exceeds its fair value, an impairment loss would be recognized. No impairment charges were recorded in the three and nine months ended September 30, 2012. The Company recorded a $13,076 goodwill impairment charge during the third quarter of 2011 for its home health reporting unit (see Note 3).

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

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts and shares in thousands)

(Unaudited)

ASC Topic 350 requires that the fair value of intangible assets with indefinite lives be estimated and compared to the carrying value. The Company estimates the fair value of these intangible assets using the income approach. The Company recognizes an impairment loss when the estimated fair value of the intangible asset is less than the carrying value. Intangible assets with finite lives are amortized using the estimated economic benefit method over the useful life and assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

The income approach, which the Company uses to estimate the fair value of its reporting units and intangible assets, is dependent on a number of factors including estimates of future market growth and trends, forecasted revenue and costs, expected periods the assets will be utilized, appropriate discount rates and other variables. The Company bases its fair value estimates on assumptions the Company believes to be reasonable but are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, the Company makes certain judgments about the selection of comparable companies used in the market approach in valuing its reporting units, as well as certain assumptions to allocate shared assets and liabilities to calculate the carrying values for each of the Company’s reporting units. No impairment charges were recorded for the three and nine months ended September 30, 2012. The Company recorded a $2,913 intangible asset impairment charge during the third quarter of 2011 for its home health reporting unit (see Note 3).

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts and shares in thousands)

(Unaudited)

Long-Lived Assets

The Company reviews its long-lived assets and finite lived intangibles (except goodwill and indefinite lived intangible assets, as described above) for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine if impairment exists, the Company compares the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset, generally determined by discounting the estimated future cash flows. No impairment charges were recorded in the three and nine months ended September 30, 2012.

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

The Company determined that its tax benefit of $(4,359) and $(3,230) as previously reported for the three and nine months ended September 30, 2011, respectively, should have been recorded as a tax benefit of $(6,745) and $(5,616) for the three and nine months ended September 30, 2011, respectively. The current year presentation for the three and nine months ended September 30, 2012 reflects this updated 2011 information. The Company’s diluted loss per common share of $(0.84) and $(0.64) as previously reported for the three and nine months ended September 30, 2011, respectively, has been updated and adjusted to $(0.62) and $(0.42) in the current year presentation, respectively.

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

Included in the Company’s calculation for the three and nine months ended September 30, 2012 were 741 stock options of which 530 and 666 stock options were out-of-the money for the three and nine months ended September 30, 2012, respectively, and therefore anti-dilutive. Included in the Company’s calculation for the three and nine months ended September 30, 2011 were 762 stock options of which 571 and 597 stock options were out-of-the money for the three and nine months ended September 30, 2011, respectively, and therefore anti-dilutive.

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

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts and shares in thousands)

(Unaudited)

3. Goodwill and Intangible Assets

The Company’s carrying value of goodwill is the residual of the purchase price over the fair value of the net assets acquired from various acquisitions including the acquisition of Addus HealthCare, Inc. (“Addus HealthCare”). In accordance with Accounting Standards Codification (“ASC”) Topic 350, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are not amortized. The Company tests goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred.

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

The following is a summary of the goodwill activity by segment for the nine months ended September 30, 2012:

	Home & Community	Home Health	Total
Goodwill, at December 31, 2010	$50,820	$13,110	$63,930
Adjustments to previously recorded goodwill	(125)	(34)	(159)
Impairment charge	—	(13,076)	(13,076)

Goodwill, at December 31, 2011	50,695	—	50,695
Adjustments to previously recorded goodwill	(119)	—	(119)

Goodwill, at September 30, 2012	$50,576	$—	$50,576

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

The Company also has indefinite-lived assets that are not subject to amortization expense such as certificates of need and licenses to conduct specific operations within geographic markets. The Company has concluded that certificates of need and licenses have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and the Company intends to renew and operate the certificates of need and licenses indefinitely. The certificates of need and licenses are tested annually for impairment using the cost approach. Under this method assumptions are made about the cost to replace the certificates of need. In connection with the Company’s assessment of its fair value discussed above, it determined that all of the $640 allocated to home health certificates of need and licenses were impaired and recorded an impairment loss for the three and nine months ended September 30, 2011. No impairment charges were recorded in the three and nine months ended September 30, 2012.

The Company will perform its annual impairment test for fiscal 2012 during the fourth quarter of 2012.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts and shares in thousands)

(Unaudited)

The following is a summary of the intangible assets and indefinite-lived asset activity as of September 30, 2012:

	Gross Carrying Amount	Accumulated Amortization	Impairment Charge	Net Carrying Amount
Customer and referral relationships	$26,675	$19,701	$1,754	$5,220
Trade names and trademarks	4,587	2,716	506	1,365
State Licenses	790	—	640	150
Non-competition agreements	408	343	13	52

	$32,460	$22,760	$2,913	$6,787

4. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consisted of the following:

	September 30, 2012	December 31, 2011
Prepaid health insurance	$4,136	$3,672
Prepaid workers’ compensation and liability insurance	1,304	1,354
Prepaid rent	275	192
Workers’ compensation insurance receivable	1,815	1,866
Other	1,072	1,053

	$8,602	$8,137

Accrued expenses consisted of the following:

	September 30, 2012	December 31, 2011
Accrued payroll	$11,170	$11,547
Accrued workers’ compensation insurance	12,300	10,173
Accrued payroll taxes	3,149	1,811
Accrued health insurance	3,477	3,039
Accrued interest	58	100
Current portion of contingent earn-out obligation	683	683
Other	2,244	1,960

	$33,081	$29,313

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts and shares in thousands)

(Unaudited)

5. Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2012	December 31, 2011
Revolving credit loan	$20,500	$24,750
Term loan	833	2,708
Subordinated dividend notes bearing interest at 10.0%	1,069	4,069

Total	22,402	31,527
Less current maturities	(1,902)	(6,569)

Long-term debt	$20,500	$24,958

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

On July 26, 2010, the Company entered into the Second Amendment to its credit facility. The Second Amendment provided for a new term loan component of the credit facility in the aggregate principal amount of $5,000 with a maturity date of January 5, 2013. The requisite lenders also consented to the acquisition, effective July 25, 2010, of certain assets of Advantage Health Systems, Inc. (“Advantage”) by the Company, pursuant to an Asset Purchase Agreement entered into on July 26, 2010. The term loan will be repaid in 24 equal monthly installments which commenced February 2011. Interest on the term loan under the credit facility is payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 4.6% or the LIBOR rate for term periods of one, two, three or six months plus a margin of 4.6%. Interest will be paid monthly or at the end of the relevant interest period. The credit facility contains customary affirmative, negative and financial covenants with which the Company was in compliance at September 30, 2012.

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

The availability of funds under the revolving credit portion of the credit facility, as amended, is based on the lesser of (i) the product of adjusted EBITDA, as defined in the credit facility agreement, for the most recent 12-month period for which financial statements have been delivered under the credit facility agreement multiplied by the specified advance multiple, up to 3.25, less the outstanding senior indebtedness and letters of credit, and (ii) $55,000 less the outstanding revolving loans and letters of credit. Interest on the amounts outstanding under the revolving credit portion of the credit facility is payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 4.6% or the LIBOR rate for term periods of one, two, three or six months plus a margin of 4.6%. Interest will be paid monthly or at the end of the relevant interest period, as determined in accordance with the credit facility agreement. The borrowers will pay a fee equal to 0.5% per annum of the unused portion of the revolving portion of the credit facility. Issued stand-by letters of credit will be charged at a rate of 2.0% per annum payable monthly. On September 30, 2012 the interest rate on the revolving credit loan facility was 4.8% (30 day LIBOR rate was 0.2%). The total availability under the revolving credit loan facility was $15,812 at September 30, 2012 compared to $21,810 at December 31, 2011.

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

The following is a summary of segment information for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net service revenue
Home & Community	$59,581	$56,157	$175,160	$165,309
Home Health	11,425	13,227	34,051	39,169

	$71,006	$69,384	$209,211	$204,478

Operating income (loss)
Home & Community	$7,524	$6,798	$21,022	$18,143
Home Health	(110)	(15,809)	(1,320)	(14,271)
General corporate expenses & corporate depreciation	(4,220)	(3,849)	(12,433)	(12,036)

	$3,194	$(12,860)	$7,269	$(8,164)

Depreciation and amortization
Home & Community	$458	$609	$1,385	$1,828
Home Health	4	128	11	385
Corporate	177	190	512	570

	$639	$927	$1,908	$2,783

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

8. Significant Payors

A substantial portion of the Company’s net service revenues and accounts receivables are derived from services performed for federal, state and local governmental agencies. Medicare and one state governmental agency accounted for 10.8% and 49.4% of the Company’s net service revenues for the three months ended September 30, 2012, respectively, and 12.4% and 43.5% of the Company’s net service revenues for the three months ended September 30, 2011, respectively. Medicare and one state governmental agency accounted for 10.6% and 48.7% of the Company’s net service revenues for the nine months ended September 30, 2012, respectively, and 12.6% and 42.2% of the Company’s net service revenues for the nine months ended September 30, 2011, respectively.

The related receivables due from Medicare and the state agency represented 8% and 68%, respectively, of the Company’s accounts receivable at September 30, 2012, and 11% and 58%, respectively, of the Company’s accounts receivable at December 31, 2011.

9. Subsequent Events

Exploration of Strategic Alternatives

On November 1, 2012, the Company announced that it has decided to explore strategic alternatives relative to its home health services business and has retained a financial advisor to assist in the process. There can be no assurance that this review process will result in a transaction or strategic alternative of any kind or of the potential timing or terms of any such transaction or strategic alternative. The Company does not intend to disclose developments or provide updates on the progress or status of this process unless it deems further disclosure is appropriate or required.

Departure of Chief Operating Officer

On November 1, 2012, the Company announced that its Chief Operating Officer has accepted a senior position at another business not in competition with the Company and thus, has submitted his resignation effective November 16, 2012.

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

We operate our business through two segments, home & community services and home health services. Our home & community services are social, or non-medical, in nature and include assistance with bathing, grooming, dressing, personal hygiene and medication reminders, and other activities of daily living. We provide home & community services on a long-term and continuous basis. Our home health services are primarily medical in nature and include physical, occupational and speech therapy, as well as skilled nursing. We generally provide home health services on a short-term, intermittent or episodic basis to individuals recovering from an acute medical condition.

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

On November 1, 2012, we announced that we have decided to explore strategic alternatives relative to our home health services business and have retained a financial advisor to assist us in the process. There can be no assurance that this review process will result in a transaction or strategic alternative of any kind or of the potential timing or terms of any such transaction or strategic alternative. We do not intend to disclose developments or provide updates on the progress or status of this process unless it deems further disclosure is appropriate or required.

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

On July 14, 2010, the Office for Civil Rights of the U.S. Department of Health and Human Services (“OCR”) published proposed regulations to implement the Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”). The HITECH Act imposed additional privacy and security requirements on health care providers and on their business associates. Failure to comply with the Health Insurance Portability and Accountability Act, or HIPAA, could result in fines and penalties that could have a material adverse effect on our company. Recently, the OCR has imposed substantial financial and other penalties on covered entities that improperly disclosed individuals’ health information.

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

Segments

We operate our business through two segments, home & community services and home health services. We have organized our internal management reports to align with these segment designations. As such, we have identified two reportable segments, home & community and home health, applying the criteria in ASC 280, “Disclosure about Segments of an Enterprise and Related Information”. The following table presents our locations by segment, setting forth acquisitions, start-ups and closures for the period January 1, 2012 to September 30, 2012:

	Home & Community	Home Health	Total
Total at December 31, 2011	89	29	118
Merged/Sold	(1)	(1)	(2)
Start-up	1	—	1

Total at September 30, 2012	89	28	117

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

For the three and nine months ended September 30, 2012 and 2011, our payor revenue mix by segment was as follows:

	Home & Community
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
State, local and other governmental programs	95.0%	94.4%	95.3%	94.4%
Commercial	1.0	1.4	1.0	1.0
Private duty	4.0	4.2	3.7	4.6

	100.0%	100.0%	100.0%	100.0%

	Home Health
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Medicare	68.0%	64.8%	64.8%	65.5%
State, local and other governmental programs	16.4	18.6	18.1	18.5
Commercial	10.9	11.7	12.4	10.6
Private duty	4.7	4.9	4.7	5.4

	100.0%	100.0%	100.0%	100.0%

We also measure the performance of each segment using a number of different metrics. For our home & community segment, we consider billable hours, billable hours per business day, revenues per billable hour and the number of consumers, or census. For our home health segment, we consider Medicare admissions, non-Medicare admissions, and Medicare revenues per episode completed.

We derive a significant amount of our net service revenues from our operations in Illinois and California, which represented 61.5% and 9.2%; and 56.7% and 10.0%, of our total net service revenues for the three months ended September 30, 2012 and 2011, respectively. Net service revenues from our operations in Illinois and California represented 62.4% and 8.5%; and 55.5% and 10.4%, of our total net service revenues for the nine months ended September 30, 2012 and 2011, respectively.

A significant amount of our net service revenues are derived from two specific payor clients. The Illinois Department on Aging, in the home & community segment, and Medicare, in the home health segment, which accounted for 49.4% and 10.8%; and 43.5% and 12.4%; of our total net service revenues for the three months ended September 30, 2012 and 2011, respectively. The Illinois Department on Aging and Medicare accounted for 48.7% and 10.6%; and 42.2% and 12.6%; of our total net service revenues for the nine months ended September 30, 2012 and 2011, respectively.

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

Our general and administrative expenses for home & community and home health services consist principally of supervisory personnel, care coordination and office administration costs. Our general and administrative expenses for home health also include additional staffing for clinical and admissions processing. These expenses consist principally of wages, payroll taxes and benefit-related costs; facility rent; operating costs such as utilities, postage, telephone and office expenses; and bad debt expense. Our company has initiated efforts to centralize administrative tasks currently conducted at the branch locations. The costs related to these initiatives are included in the general and administrative expenses for each division.

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

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

The following table sets forth, for the periods indicated, our unaudited consolidated results of operations.

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)
Net service revenues:
Home & Community	$59,581	83.9%	$56,157	80.9%	$3,424	6.1%
Home Health	11,425	16.1	13,227	19.1	(1,802)	(13.6)

Total	71,006	100.0	69,384	100.0	1,622	2.3
Operating income (loss) before corporate expenses:
Home & Community	7,524	12.6	6,798	12.1	726	10.7
Home Health	(110)	(1.0)	(15,809)	(119.5)	15,699	*

Total	7,414	10.4	(9,011)	(13.0)	16,425	*
Corporate general and administrative expenses	4,043	5.7	3,659	5.3	384	10.5
Corporate depreciation and amortization	177	0.2	190	0.3	(13)	6.8

Total operating income (loss)	3,194	4.5	(12,860)	(18.5)	16,054	*
Interest expense, net	407	0.6	548	0.8	(141)	(25.7)

Income (loss) from operations before taxes	2,787	3.9	(13,408)	(19.3)	16,195	*
Income tax expense (benefit)	990	1.4	(6,745)	(9.7)	7,735	*

Net income (loss)	$1,797	2.5%	$(6,663)	(9.6)%	$8,460	* %

*	Percentage information not meaningful

Our net service revenues increased by $1.6 million, or 2.3%, to $71.0 million for the three months ended September 30, 2012 compared to $69.4 million for the three months ended September 30, 2011. This net increase consists of an increase of 6.1% in home & community net service revenues partially offset by a 13.6% decrease in home health net service revenues. Home & community revenue growth was driven by an increase in average census and related increase in billable hours. Our home health revenue decline in the third quarter of 2012 was primarily due to a decrease in Medicare and non-Medicare admissions from on-going operations and a loss of revenues from agencies that were closed or sold.

Total operating income, expressed as a percentage of net service revenues, for the three months ended September 30, 2012 and 2011, was 4.5% and (18.5)%, respectively. Corporate general and administrative expenses increased by $0.4 million to 5.7% of net service revenues for the three months ended September 30, 2012, as compared to 5.3% for the same period in 2011.

During the third quarter of 2011, we completed a preliminary assessment of the fair value of our two reporting units, home & community and home health due to the potential for goodwill impairment. Our preliminary assessment for our home & community reportable segment indicated that its fair value was greater than its net book value with no initial indication of goodwill impairment. We determined that the estimated fair value of our home health reporting unit was less than the net book value indicating that its allocated goodwill and intangible assets were impaired.

Based on our preliminary analysis, we determined that all of the $16.0 million allocated to goodwill and intangible assets for our home health reportable unit as of September 30, 2011 was impaired and recorded an impairment loss for the three months ended September 30, 2011. Excluding the impairment charge discussed above, total operating income, expressed as a percentage of net service revenues, for the three months ended September 30, 2011 was 4.5%.

Home & Community Segment

The following table sets forth, for the periods indicated, a summary of our home & community segment’s unaudited results of operations through operating income, before corporate expenses:

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)
Net service revenues	$59,581	100.0%	$56,157	100.0%	$3,424	6.1%
Cost of service revenues	44,520	74.7	41,368	73.7	3,152	7.6

Gross profit	15,061	25.3	14,789	26.3	272	1.8
General and administrative expenses	7,079	11.9	7,382	13.1	(303)	(4.1)
Depreciation and amortization	458	0.8	609	1.1	(151)	(24.8)

Operating income	$7,524	12.6%	$6,798	12.1%	$726	10.7%

Segment Data:
Billable hours (in thousands)	3,521		3,323		198	6.0%
Billable hours per business day	54,169		51,127		3,042	5.9%
Revenues per billable hour	$16.93		$16.90		$0.03	0.2%
Average census	24,138		23,026		1,112	4.8%

Net service revenues from state, local and other governmental programs accounted for 95.0% and 94.4% of home & community net service revenues for the three months ended September 30, 2012 and 2011, respectively. Private duty and, to a lesser extent, commercial payors accounted for the remainder of net service revenues.

Net service revenues increased $3.4 million, or 6.1%, to $59.6 million for the third quarter of 2012 compared to $56.2 million for the same period in 2011. The increase was primarily due to a 4.8% increase in average census and a related 6.0% increase in billable hours.

Gross profit, expressed as a percentage of net service revenues, decreased to 25.3% for the third quarter of 2012, from 26.3% for the same period in 2011. This decrease as a percent of revenue of 1.0% is primarily due to an increase in workers’ compensation costs due to an increase in average claim costs during 2012.

General and administrative expenses, expressed as a percentage of net service revenues decreased to 11.9% for the three months ended September 30, 2012, from 13.1% for the three months ended September 30, 2011. General and administrative expenses decreased by $0.3 million to $7.1 million in the third quarter of 2012 as compared to $7.4 million for the same period in 2011. This decrease of $0.3 million is primarily due to a decrease in bad debt expense due to our continued focus on collections and due to a significant decrease in legal related costs, partially offset by an increase in administrative wages and telecom related costs.

Depreciation and amortization, expressed as a percentage of net service revenues, decreased to 0.8% for the third quarter of 2012, from 1.1% for the same period in 2011. Amortization of intangibles, which are principally amortized using accelerated methods, totaled $0.4 million and $0.6 million for the three months ended September 30, 2012 and 2011, respectively.

Home Health Segment

The following table sets forth, for the periods indicated, a summary of our home health segment’s unaudited results of operations through operating income, before corporate expenses:

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)
Net service revenues	$11,425	100.0%	$13,227	100.0%	$(1,802)	(13.6)%
Cost of service revenues	6,167	54.0	7,005	53.0	(838)	(12.0)

Gross profit	5,258	46.0	6,222	47.0	(964)	(15.5)
General and administrative expenses	5,364	46.9	5,914	44.7	(550)	(9.3)
Goodwill and intangible asset impairment charge	—	—	15,989	120.9	15,989	*
Depreciation and amortization	4	0.1	128	1.0	(124)	(96.9)

Operating income (loss)	$(110)	(1.0)%	$(15,809)	(119.5)%	$15,699	* %

Segment Data:
Medicare admissions	2,008		2,233		(225)	(10.1)%
Non-Medicare admissions	1,213		1,558		(345)	(22.1)%
Medicare revenues per episode completed	$2,571		$2,426		$145	6.0%

*	Percentage information not meaningful

Net service revenues from Medicare accounted for 68.0% and 64.8% of home health net service revenues for the three months ended September 30, 2012 and 2011, respectively. Non-Medicare net service revenues, in order of significance, include Medicaid and other governmental programs, commercial insurers and private duty payors.

Net service revenues decreased $1.8 million, or 13.6%, to $11.4 million for the third quarter of 2012, compared to $13.2 million in the same period of 2011. Our home health revenue decline in the third quarter of 2012 was primarily due to a 15.0% decrease in admissions and a loss of revenues from agencies that were closed or sold.

Gross profit, expressed as a percentage of net service revenues, decreased to 46.0% for the three months ended September 30, 2012, from 47.0% in the same period of 2011. This decrease of 1.0% in gross margin percentage is primarily due to an increase in workers’ compensation costs due to an increase in average claim costs during 2012.

General and administrative expenses, expressed as a percentage of net service revenues, increased to 46.9% for the third quarter of 2012, from 44.7% for the same period in 2011. General and administrative expenses decreased by $0.5 million to $5.4 million in the third quarter of 2012 as compared to $5.9 million for the three months ended September 30, 2011. This decrease was primarily due to a reduction in management and administrative staffing costs, a decrease in bad debt expense, and a reduction in consulting services, partially offset by severance costs.

Total operating loss expressed as a percentage of net service revenues, for the three months ended September 30, 2012 and 2011, was (1.0)% and (119.5)%, respectively.

During the third quarter of 2011, we determined that all of the $16.0 million allocated to goodwill and intangible assets for our home health reportable unit as of September 30, 2011 was impaired and recorded an impairment loss for the three months ended September 30, 2011. Excluding the impairment charge, total operating income, expressed as a percentage of net service revenues, for the three months ended September 30, 2011 was 1.4%.

Depreciation and amortization, expressed as a percentage of net service revenues, decreased by 96.9% for the three months ended September 30, 2012. This decrease is due to the write-off of all intangible assets in the third quarter of 2011 as a result of an impairment analysis completed.

Corporate General and Administrative Expense

Corporate general and administrative expenses increased $0.4 million, or 10.5%, to $4.0 million for the three months ended September 30, 2012, from $3.7 million for the three months ended September 30, 2011. This increase was primarily due to an increase in wage related costs as a result of additions to our corporate infrastructure, an increase in telecom and data related expenses due to technology upgrades, and an increase in consulting expenses for business development initiatives, partially offset by a decrease in management bonus expense. These expenses, expressed as a percentage of net service revenues, were 5.7% and 5.3% for the three months ended September 30, 2012 and 2011, respectively.

Interest Income

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, interest income. We did not receive any prompt payment interest in the three months ended September 30, 2012 and 2011. While we may be owed additional prompt payment interest, the amount and timing of receipt of such payments remains uncertain and we have determined that we will continue to recognize prompt payment interest income when received. The state amended its prompt payment interest terms, effective July 1, 2011, which changed the measurement period for outstanding invoices from a 60-day to a 90-day outstanding period. We believe this change in terms will reduce future amounts paid for prompt payment interest.

Interest Expense

Interest expense was $0.4 million and $0.5 million for the three months ended September 30, 2012 and 2011, respectively. Interest expense decreased $0.1 million primarily due to a reduction in outstanding debt.

Income Tax Expense

Our effective tax rates for the three months ended September 30, 2012 and 2011 were 35.5% and 50.3%, respectively. The principal difference between the Federal and state statutory rates and our effective tax rate is the use of Federal employment opportunity tax credits. The decrease of 14.8% in our effective tax rate during the third quarter of 2012 is a direct result of the impact that the $16.0 million goodwill and intangible asset impairment charge had on the effective tax rate for the third quarter of 2011. Our effective tax rate for 2012 does not include any earned 2012 Federal employment opportunity tax credits and will not be recognized until such time that the Federal employment opportunity tax credits are reinstated.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

The following table sets forth, for the periods indicated, our unaudited consolidated results of operations.

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)
Net service revenues:
Home & Community	$175,160	83.7%	$165,309	80.8%	$9,851	6.0%
Home Health	34,051	16.3	39,169	19.2	(5,118)	(13.1)

Total	209,211	100.0	204,478	100.0	4,733	2.3

Operating income (loss) before corporate expenses:
Home & Community	21,022	12.0	18,143	11.0	2,879	15.9
Home Health	(1,320)	(3.9)	(14,271)	(36.4)	12,951	*

Total	19,702	9.4	3,872	1.9	15,830	*
Corporate general and administrative expenses	12,416	5.9	11,466	5.6	950	8.3
Gain on sale of agency	(495)	(0.2)	—	—	(495)	*
Corporate depreciation and amortization	512	0.2	570	0.3	58	(10.2)

Total operating income (loss)	7,269	3.5	(8,164)	(4.0)	15,433	*
Interest expense, net	1,237	0.6	1,929	0.9	(692)	(35.9)

Income (loss) from operations before taxes	6,032	2.9	(10,093)	(4.9)	16,125	*
Income tax expense (benefit)	2,142	1.0	(5,616)	(2.7)	7,758	*

Net income (loss)	$3,890	1.9%	$(4,477)	(2.2)%	$8,367	* %

*	Percentage information not meaningful

Our net service revenues increased by $4.7 million, or 2.3%, to $209.2 million for the nine months ended September 30, 2012 compared to $204.5 million for the nine months ended September 30, 2011. This net increase consists of an increase of 6.0% in home & community net service revenues partially offset by a 13.1% decrease in home health net service revenues. Home & community revenue growth was driven by an increase in average census and related increase in billable hours. Our home health revenue decline for the nine months ended September 30, 2012 was primarily due to a decrease in Medicare and non-Medicare admissions from on-going operations and a loss of revenues from agencies that were closed or sold.

Total operating income (loss), expressed as a percentage of net service revenues, for the nine months ended September 30, 2012 and 2011, was 3.5% and (4.0)%, respectively. Corporate general and administrative expenses increased by $0.9 million to 5.9% of net service revenues for the nine months ended September 30, 2012, as compared to 5.6% for the same period in 2011.

During the third quarter of 2011, we determined that all of the $16.0 million allocated to goodwill and intangible assets for our home health reportable unit as of September 30, 2011 was impaired and recorded an impairment loss of $16.0 million in the third quarter of 2011. Excluding the impairment charge, total operating income, expressed as a percentage of net service revenues, for the nine months ended September 30, 2011 was 3.8%.

Home & Community Segment

The following table sets forth, for the periods indicated, a summary of our home & community segment’s unaudited results of operations through operating income, before corporate expenses:

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)
Net service revenues	$175,160	100.0%	$165,309	100.0%	$9,851	6.0%
Cost of service revenues	130,681	74.6	123,221	74.5	7,460	6.1

Gross profit	44,479	25.4	42,088	25.5	2,391	5.7
General and administrative expenses	22,072	12.6	22,117	13.4	(45)	(0.2)
Depreciation and amortization	1,385	0.8	1,828	1.1	(443)	(24.2)

Operating income	$21,022	12.0%	$18,143	11.0%	$2,879	15.9%

Segment Data:
Billable hours (in thousands)	10,377		9,736		641	6.6%
Billable hours per business day	54,298		50,716		3,582	7.1%
Revenues per billable hour	$16.88		$16.98		$(0.10)	(0.6)%
Average census	23,677		22,761		916	4.0%

Net service revenues from state, local and other governmental programs accounted for 95.3% and 94.4% of home & community net service revenues for the nine months ended September 30, 2012 and 2011, respectively. Private duty and, to a lesser extent, commercial payors accounted for the remainder of net service revenues.

Net service revenues increased $9.9 million, or 6.0%, to $175.2 million for the nine months ended September 30, 2012 compared to $165.3 million for the same period in 2011. The increase was primarily due to a 4.0% increase in average census and a related 6.6% increase in billable hours.

Gross profit, expressed as a percentage of net service revenues, decreased to 25.4% for the nine months ended September 30, 2012, from 25.5% for the same period in 2011. This decrease as a percent of revenue of 0.1% is primarily due to an increase in workers’ compensation costs as a result of an increase in average claim costs during 2012, partially offset by a decrease in field wage costs.

General and administrative expenses, expressed as a percentage of net service revenues decreased to 12.6% for the nine months ended September 30, 2012, from 13.4% for the nine months ended September 30, 2011. General and administrative expenses were comparable at $22.1 million for the nine months ended September 30, 2012 and 2011. During the nine months ended September 30, 2012, we had cost increases in administrative wages, telecom and technology related costs, and an increase in management bonuses, which were completely offset by a decrease in bad debt expense due to improved collections and a decrease in legal related expenses.

Depreciation and amortization, expressed as a percentage of net service revenues, decreased to 0.8% for the nine months ended September 30, 2012, from 1.1% for the same period in 2011. Amortization of intangibles, which are principally amortized using accelerated methods, totaled $1.3 million and $1.7 million for the nine months ended September 30, 2012 and 2011, respectively.

Home Health Segment

The following table sets forth, for the periods indicated, a summary of our home health segment’s unaudited results of operations through operating income, before corporate expenses:

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)
Net service revenues	$34,051	100.0%	$39,169	100.0%	$(5,118)	(13.1)%
Cost of service revenues	19,151	56.2	21,082	53.8	(1,931)	(9.2)

Gross profit	14,900	43.8	18,087	46.2	(3,187)	(17.6)
General and administrative expenses	16,209	47.6	15,984	40.8	225	1.4
Goodwill and intangible asset impairment charge	—	—	15,989	40.8	15,989	*
Depreciation and amortization	11	0.1	385	1.0	(374)	(97.1)

Operating income (loss)	$(1,320)	(3.9)%	$(14,271)	(36.4)%	$12,951	* %

Segment Data:
Medicare admissions	6,168		6,826		(658)	(9.6)%
Non-Medicare admissions	3,777		4,909		(1,132)	(23.1)%
Medicare revenues per episode completed	$2,571		$2,494		$77	3.1%

*	Percentage information not meaningful

Net service revenues from Medicare accounted for 64.8% and 65.5% of home health net service revenues for the nine months ended September 30, 2012 and 2011, respectively. Non-Medicare net service revenues, in order of significance, include Medicaid and other governmental programs, commercial insurers and private duty payors.

Net service revenues decreased $5.1 million, or 13.1%, to $34.1 million for the nine months ended September 30, 2012, compared to $39.2 million in the same period of 2011. Our home health revenue decline for the nine months ended September 30, 2012 was primarily due to a 15.3% decrease in admissions and a loss of revenues from agencies that were closed or sold.

Gross profit, expressed as a percentage of net service revenues, decreased to 43.8% for the nine months ended September 30, 2012, from 46.2% in the same period of 2011. This decrease of 2.4% in gross margin percentage is primarily due to decrease in field staff productivity, an increase in workers’ compensation costs due to an increase in average claim costs during 2012, and due to an increase in insurance related costs.

General and administrative expenses, expressed as a percentage of net service revenues, increased to 47.6% for the nine months ended September 30, 2012, from 40.8% for the same period in 2011. General and administrative expenses increased by $0.2 million to $16.2 million for the nine months ended September 30, 2012, as compared to $16.0 million for the same period in 2011. This increase was primarily due to an increase in administrative wages, an increase in telecom and technology related costs, and severance expense recorded in the third quarter of 2012, partially offset by reduction in bad debt expense and a decrease in management bonuses.

Total operating loss expressed as a percentage of net service revenues, for the nine months ended September 30, 2012 and 2011, was (3.9)% and (36.4)%, respectively.

During the third quarter of 2011, we determined that all of the $16.0 million allocated to goodwill and intangible assets for our home health reportable unit as of September 30, 2011 was impaired and recorded an impairment loss for the three months ended September 30, 2011. Excluding the impairment charge, total operating income, expressed as a percentage of net service revenues, for the nine months ended September 30, 2011 was 4.4%.

Depreciation and amortization, expressed as a percentage of net service revenues, decreased by 97.1% for the nine months ended September 30, 2012. This decrease is due to the write-off of all intangible assets in the third quarter of 2011 as a result of an impairment analysis completed.

Corporate General and Administrative Expense

Corporate general and administrative expenses increased $0.9 million, or 8.3%, to $12.4 million for the nine months ended September 30, 2012, from $11.5 million for the nine months ended September 30, 2011. This increase was primarily due to an increase in wage related costs as a result of additions to our corporate infrastructure, an increase in telecom and data related expenses due to technology upgrades, and an increase in consulting expenses for business development initiatives, partially offset by a decrease in legal expenses and management bonus expense. These expenses, expressed as a percentage of net service revenues, were 5.9% and 5.6% for the nine months ended September 30, 2012 and 2011, respectively.

Interest Income

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, interest income. We received $0.1 million in prompt payment interest in the nine months ended September 30, 2012. We did not receive any prompt payment interest for the nine months ended September 30, 2011. While we may be owed additional prompt payment interest, the amount and timing of receipt of such payments remains uncertain and we have determined that we will continue to recognize prompt payment interest income when received. The state amended its prompt payment interest terms, effective July 1, 2011, which changed the measurement period for outstanding invoices from a 60-day to a 90-day outstanding period. We believe this change in terms will reduce future amounts paid for prompt payment interest.

Interest Expense

Interest expense was $1.4 million and $1.9 million for the nine months ended September 30, 2012 and 2011, respectively. Interest expense decreased $0.5 million primarily due to a reduction in outstanding debt.

Income Tax Expense

Our effective tax rates for the nine months ended September 30, 2012 and 2011 were 35.5% and 55.6%, respectively. The principal difference between the Federal and state statutory rates and our effective tax rate is the use of Federal employment opportunity tax credits. The decrease of 20.1% in our effective tax rate for the nine months ended September 30, 2012 is a direct result of the impact that the $16.0 million goodwill and intangible asset impairment charge had on the effective tax rate. Our effective tax rate for 2012 does not include any earned 2012 Federal employment opportunity tax credits and will not be recognized until such time that the Federal employment opportunity tax credits are reinstated.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash from operations and borrowings under our credit facility. At September 30, 2012 and December 31, 2011, we had cash balances of $1.7 million and $2.0 million, respectively.

Cash flows from operating activities represent the inflow of cash from our payor clients and the outflow of cash for payroll and payroll taxes, operating expenses, interest and taxes. Due to its revenue deficiencies and financing issues, the State of Illinois has reimbursed us on a delayed basis with respect to our various agreements including with our largest payor, the Illinois Department on Aging. The open receivable balance from the State of Illinois increased by $5.6 million, from $47.4 million as of December 31, 2011 to $53.0 million as of September 30, 2012.

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

On July 26, 2010, we entered into a second amendment (the “Second Amendment”) to our credit facility. The Second Amendment provided for a $5.0 million term loan component of the credit facility, the proceeds of which were used to finance a portion of the purchase price payable in connection with our acquisition of certain assets of Advantage effective July 25, 2010. The term loan will be repaid in 24 equal monthly installments, which commenced February 2011. Interest on the new term loan under the credit facility is payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 4.6% or the LIBOR rate for term periods of one, two, three or six months plus a margin of 4.6%. Interest will be paid monthly or at the end of the relevant interest period. The term loan has a maturity date of January 5, 2013. The total consideration payable pursuant to the Purchase Agreement was $8.3 million, comprised of $5.1 million in cash, common stock consideration with a deemed value of $1.2 million resulting in the issuance of 248,000 common shares, a maximum of $2.0 million in future cash consideration subject to the achievement of certain performance targets set forth in an earn-out agreement and the assumption of certain specified liabilities. In April 2011, we paid the first earn-out payment of $0.5 million to the sellers of Advantage. The second earn-out payment obligation was reviewed during the fourth quarter of 2011 and it was revalued at approximately $0.7 million. The final payment is expected to be made during the fourth quarter of 2012.

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

As of September 30, 2012 we had $20.5 million outstanding on our credit facility. After giving effect to the amount drawn on our credit facility, approximately $7.4 million of outstanding letters of credit, borrowing limits based on an advanced multiple of adjusted EBITDA and the Fourth Amendment, we had $15.8 million available for borrowing under the credit facility as of September 30, 2012.

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

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011
	(unaudited)
Net cash provided by operating activities	$9,336	$11,815
Net cash used in investing activities	(518)	(777)
Net cash used in financing activities	(9,125)	(10,557)

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Net cash provided by operating activities was $9.3 million for the nine months ended September 30, 2012, compared to $11.8 million for the same period in 2011. This decrease in cash provided by operations was primarily due to a reduction in operating income before depreciation and amortization, and goodwill and intangible asset impairment charge, generated for the nine months ended September 30, 2012 as compared to the same period in 2011.

Net cash used in investing activities was $0.5 million for the nine months ended September 30, 2012. Our investing activities for the nine months ended September 30, 2012 were $0.5 million in net proceeds received for the sale of a home health agency and the purchase of $1.0 million of property and equipment. Our investing activities for the nine months ended September 30, 2011 were $0.3 million for capital expenditures and a $0.5 million earn-out payment for Advantage.

Net cash used in financing activities was $9.1 million for the nine months ended September 30, 2012 as compared to net cash used of $10.6 million for the nine months ended September 30, 2011. Our financing activities for the nine months ended September 30, 2012 were primarily driven by net payments of $4.3 million on the revolving credit portion of our credit facility, $3.0 million in payments on our subordinated dividend notes and $1.8 million in payments on our term loan. Our financing activities for the nine months ended September 30, 2011 were primarily driven by $6.8 million in payments on the revolving credit portion of our credit facility, $1.8 million in payments on subordinated dividend notes, $1.7 million in payments on our term loan, and $0.3 million in payments on other notes.

Outstanding Accounts Receivable

Outstanding accounts receivable, net of the allowance for doubtful accounts, decreased by $1.0 million as of September 30, 2012 as compared to December 31, 2011.

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

The following tables detail our accounts receivable before reserves by payor category, showing Illinois governmental payors separately, and segment and the related allowance amount at September 30, 2012 and December 31, 2011:

	September 30, 2012
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(in thousands, except percentages)
Home & Community
Illinois governmental based programs	$37,225	$14,317	$886	$103	$52,531
Other state, local and other governmental programs	9,220	683	617	622	11,142
Private duty and commercial	1,744	354	231	724	3,053

	48,189	15,354	1,734	1,449	66,726

Home Health
Medicare	4,575	1,343	343	—	6,261
Other state, local and other governmental programs	1,212	202	120	178	1,712
Private duty and commercial	1,234	219	227	50	1,730
Illinois governmental based programs	156	163	148	39	506

	7,177	1,927	838	267	10,209

Total	$55,366	$17,281	$2,572	$1,716	$76,935

Related aging %	72.0%	22.5%	3.3%	2.2%
Allowance for doubtful accounts					$5,535
Reserve as % of gross accounts receivable					7.2%

	December 31, 2011
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(in thousands, except percentages)
Home & Community
Illinois governmental based programs	$33,233	$11,969	$416	$1,110	$46,728
Other state, local and other governmental programs	10,106	1,077	901	1,720	13,804
Private duty and commercial	1,454	482	569	920	3,425

	44,793	13,528	1,886	3,750	63,957

Home Health
Medicare	6,109	2,991	991	17	10,108
Other state, local and other governmental programs	1,617	310	259	251	2,437
Private duty and commercial	1,459	412	369	146	2,386
Illinois governmental based programs	241	249	119	60	669

	9,426	3,962	1,738	474	15,600

Total	$54,219	$17,490	$3,624	$4,224	$79,557

Related aging %	68.2%	22.0%	4.6%	5.2%
Allowance for doubtful accounts					$7,189
Reserve as % of gross accounts receivable					9.0%

We calculate our days sales outstanding (“DSO”) by taking the accounts receivable outstanding net of the allowance for doubtful accounts and deducting deferred revenues at the end of the period, divided by the total net service revenues for the last quarter, multiplied by the number of days in that quarter. The adjustment for deferred revenues relates to Medicare receivables which are recorded at the inception of each 60 day episode of care at the full requested anticipated payment (“RAP”) amount. Our DSOs at September 30, 2012 and December 31, 2011 were 90 days and 94 days, respectively. The DSO for our largest payor, the Illinois Department on Aging, at September 30, 2012 and December 31, 2011 were 127 days and 125 days, respectively.

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

The availability of funds under the revolving credit portion of the credit facility, as amended, is based on the lesser of (i) the product of adjusted EBITDA, as defined, for the most recent 12-month period for which financial statements have been delivered under the credit facility agreement multiplied by the specified advance multiple, up to 3.25, less the outstanding senior indebtedness and letters of credit, and (ii) $55.0 million less the outstanding revolving loans and letters of credit. Interest on the revolving line of credit and term loan amounts outstanding under the credit facility is payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 4.6% or the LIBOR rate for term periods of one, two, three or six months plus a margin of 4.6%. Interest on the credit facility will be paid monthly on or at the end of the relevant interest period, as determined in accordance with the credit facility agreement. The borrowers will pay a fee equal to 0.5% per annum of the unused portion of the revolving portion of the credit facility. Issued stand-by letters of credit will be charged at a rate of 2.0% per annum payable monthly. A balance of $20.5 million was outstanding on our credit facility as of September 30, 2012 and the total availability under the revolving credit loan facility was $15.8 million at September 30, 2012.

The credit facility contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The credit facility also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum fixed charge coverage ratio, a requirement to stay below a maximum senior leverage ratio and a requirement to stay below a maximum permitted amount of capital expenditures, as well as restrictions on guarantees, indebtedness, liens, dividends, distributions, investments and loans, subject to customary carve outs, restrictions on Holdings’ and the borrowers’ ability to enter into transactions other than in the ordinary course of business, a restriction on the ability to consummate more than three acquisitions in any calendar year, or for the purchase price of any one acquisition to exceed $0.5 million, in each case without the consent of the lenders, restrictions on mergers, transfers of assets, acquisitions, equipment, subsidiaries and affiliate transactions, subject to customary carve outs, and restrictions on fundamental changes and lines of business. We were in compliance with all of our credit facility covenants at September 30, 2012.

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

Dividend Notes

On March 18, 2010, we amended our subordinated dividend notes. Pursuant to the amendments, the dividend notes were amended to (i) extend the maturity date of the dividend notes from September 30, 2011 to December 31, 2012, (ii) modify the amortization schedule of the dividend notes to reduce the annual principal payment amounts from $4.5 million to $1.3 million in 2010; from $3.4 million to $2.5 million in 2011; and to provide for total payments in 2012 to $4.1 million, and (iii) permit, based on our leverage ratio, the prepayment of all or a portion of the principal amount of the dividend notes, together with interest on the principal amount. A balance of $1.1 million was outstanding on the dividend notes as of September 30, 2012.

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

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

As permitted by ASC Topic 350, when an impairment indicator arises toward the end of an interim reporting period, we may recognize our best estimate of that impairment loss. Based on our preliminary analysis prepared as of June 30, 2011, we determined that all of the $13.1 million allocated to goodwill for the home health reportable unit as of September 30, 2011 was impaired and recorded a goodwill impairment loss in the third quarter of 2011. The analysis prepared as of June 30, 2011 was preliminary and subject to the completion of our annual impairment test as of October 1, 2011. We completed our annual impairment test of goodwill as of October 1, 2011 and determined that no additional impairment charges or adjustments were required. The goodwill for our two reporting units, home & community and home health was $50.1 million and $0, respectively. Home & community had fair values in excess of carrying amounts of approximately $9.1million, or 8.9% as of October 1, 2011.

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

Workers’ Compensation Program

Our workers’ compensation insurance program has a $0.35 million deductible component. We recognize our obligations associated with this program in the period the claim is incurred. The cost of both the claims reported and claims incurred but not reported, up to the deductible, have been accrued based on historical claims experience, industry statistics and an actuarial analysis performed by an independent third party. We monitor our claims quarterly and adjust our reserves accordingly. These costs are recorded primarily in the cost of services caption in the consolidated statement of income. Under the agreement pursuant to which we acquired Addus HealthCare, claims under our workers’ compensation insurance program that relate to December 31, 2005 or earlier are the responsibility of the selling shareholders in the acquisition, subject to certain limitations. In August 2010, the FASB issued Accounting Standards Update No 2010-24, Health Care Entities (Topic 954), “Presentation of Insurance Claims and Related Insurance Recoveries” (“ASU 2010-24”), which clarifies that companies should not net insurance recoveries against a related claim liability. Additionally, the amount of the claim liability should be determined without consideration of insurance recoveries. As of September 30, 2012 and December 31, 2011, we recorded $1.8 million in workers’ compensation insurance recovery receivables and a corresponding increase in its workers’ compensation liability. The workers’ compensation insurance recovery receivable is included in our prepaid expenses and other current assets on the balance sheet.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factors discussed under the caption “Risk Factors” set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2011 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012. There have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in our Annual Report on Form 10-K and under the caption “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012. All references in the Risk Factors in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q to the Health Reform Act should be read to mean both the Patient Protection and Affordable Care Act signed into law on March 23, 2010 and the Health Care Education Reconciliation Act of 2010 signed into law on March 30, 2010. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 5.	Other Information

None

Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company dated as of November 2, 2009 (filed on November 20, 2009 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

3.2	Amended and Restated Bylaws of the Company (filed on September 21, 2009 as Exhibit 3.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

4.1	Form of Common Stock Certificate (filed on October 2, 2009 as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

10.1	Separation Agreement and General Release, effective as of September 12, 2012, between Addus HealthCare, Inc.and Gregory Breemes (filed on September 21, 2012 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	Financial statements from the quarterly report on Form 10-Q of Addus HomeCare Corporation for the quarter ended September 30, 2012, filed on November 1, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADDUS HOMECARE CORPORATION

Date: November 1, 2012	By:	/S/ MARK S. HEANEY

Mark S. Heaney President and Chief Executive Officer (As Principal Executive Officer)

Date: November 1, 2012	By:	/S/ DENNIS B. MEULEMANS

Dennis B. Meulemans Chief Financial Officer (As Principal Financial Officer)

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company dated as of November 2, 2009 (filed on November 20, 2009 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

3.2	Amended and Restated Bylaws of the Company (filed on September 21, 2009 as Exhibit 3.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

4.1	Form of Common Stock Certificate (filed on October 2, 2009 as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

10.1	Separation Agreement and General Release, effective as of September 12, 2012, between Addus HealthCare, Inc.and Gregory Breemes (filed on September 21, 2012 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	Financial statements from the quarterly report on Form 10-Q of Addus HomeCare Corporation for the quarter ended September 30, 2012, filed on November 1, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith
**	Furnished herewith