Form 10-K
period 2012-12-31
Addus HomeCare Corp
filed 2013-03-28
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the last sale price on The Nasdaq Global Market on June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was $28,927,673.

As of March 18, 2013, there were 10,883,632 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2013 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2012 fiscal year) are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

When included in this Annual Report on Form 10-K, or in other documents that we file with the Securities and Exchange Commission (“SEC”) or in statements made by or on behalf of the Company, words like “believes,” “belief,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “would,” “should” and similar expressions are intended to identify forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. These risks and uncertainties include, but are not limited to the following: changes in Medicaid, Medicare and other medical payment levels, changes in or our failure to comply with existing Federal and State laws or regulations or the inability to comply with new government regulations on a timely basis, competition in the home and community based service industry, changes in the case mix of consumers and payment methodologies, changes resulting from the assumption by managed care organizations of responsibility for managing and paying for home and community based services to consumers, changes in estimates and judgments associated with critical accounting policies, our ability to maintain or establish new referral sources, our ability to attract and retain qualified personnel, changes in payments and covered services due to the economic downturn and deficit spending by Federal and State governments, future cost containment initiatives undertaken by third party payors, our access to financing due to the volatility and disruption of the capital and credit markets, our ability to meet debt service requirements and comply with covenants in debt agreements, our ability to realize cost savings from the sale of our home health business, business disruptions due to natural disasters or acts of terrorism, our ability to integrate and manage our information systems, our expectations regarding the size and growth of the market for our services, the acceptance of privatized social services, our expectations regarding changes in reimbursement rates, authorized hours and eligibility standards of state governmental agencies, the potential to settle litigation, and the effect of those changes on our results of operations in 2012 or for periods thereafter, our ability to successfully implement our coordinated care model to grow our business, our ability to attract referrals, our ability to continue identifying and pursuing acquisition opportunities and expand into new geographic markets, the effectiveness, quality and cost of our services and various other matters, many of which are beyond our control.

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on any forward-looking statement as a prediction of future events. We expressly disclaim any obligation or undertaking and we do not intend to release publicly any updates or changes in our expectations concerning the forward-looking statements or any changes in events, conditions or circumstances upon which any forward-looking statement may be based, except as required by law. For a discussion of some of the factors discussed above as well as additional factors, see Part I, Item 1A—“Risk Factors” and Part II, Item 7—“Critical Accounting Policies and Estimates” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Unless otherwise provided, “Addus,” “we,” “us,” “our,” and the “Company” refer to Addus HomeCare Corporation and our consolidated subsidiaries and “Holdings” refers to Addus HomeCare Corporation. When we refer to 2012, 2011 and 2010, we mean the twelve month period then ended December 31, unless otherwise provided.

A copy of this Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC, including all exhibits, is available on our internet website at http://www.addus.com on the “Investor Relations” page link. Information contained on, or accessible through, our website is not a part of, and is not incorporated by reference into, this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

Overview

We are a comprehensive provider of home and community based services, which are primarily social in nature and are provided in the home, focused on the dual eligible population. Our services include personal care and assistance with activities of daily living, and adult day care. Our consumers are individuals with special needs who are at risk of hospitalization or institutionalization, such as the elderly, chronically ill and disabled. Our payor clients include federal, state and local governmental agencies, commercial insurers and private individuals. We provide home and community based services through over 96 locations across 19 states to over 25,000 consumers.

Effective March 1, 2013, we sold substantially all of the assets used in our home health business (the “Home Health Business”) in Arkansas, Nevada and South Carolina, and 90% of the Home Health Business in California and Illinois, to subsidiaries of LHC Group, Inc. (the “Purchasers”) for a cash purchase price of approximately $20 million. We retained a 10% ownership interest in the Home Health Business in California and Illinois. The assets sold included 19 home health agencies and two hospice agencies in five states. Through these home health agencies, we previously provided physical, occupational and speech therapy, as well as skilled nursing services, to pediatric, adult infirm and elderly patients. The results of the Home Health Business sold and two additional agencies held for sale are reflected as discontinued operations for all periods presented herein. Continuing operations include the results of operations previously included in our home & community segment and three agencies previously included in our home health segment. Following the sale of the Home Health Business, we manage and internally report our business in one segment.

We believe the sale of the Home Health Business substantially positions us for future growth. The sale allows us to focus both management and financial resources to address changes in the home and community based services industry and to address the needs of managed care organizations as they become responsible for state sponsored programs. We have improved our financial performance by lowering our administrative costs and concentrating our efforts on the business that is growing and providing all of our profitability while disposing of the business that was unprofitable. We have improved our overall financial position by eliminating our debt and adding substantial amounts in cash reserves to our balance sheet. A summary of our results for 2012 and 2011 are provided in the table below:

	2012	2011	Percent Change
Net service revenues – continuing operations	$244,315	$230,105	6.2%
Net service revenues – discontinued operations	38,822	42,995	(9.7)%

Net income from continuing operations	9,288	8,412	10.4%
(Loss) from discontinued operations	(1,653)	(10,393)	N/A

Net income (loss)	$7,635	$(1,981)	N/A

The home and community based services we provide are primarily social in nature and include assistance with bathing, grooming, dressing, personal hygiene and medication reminders, and other activities of daily living. We provide these services on a long-term, continuous basis, with an average duration of approximately 17 months per consumer. Our adult day centers provide a comprehensive program of skilled and support services and designated medical services for adults in a community-based group setting. Services provided by our adult day centers include social activities, transportation services to and from the centers, the provision of meals and snacks, personal care and therapeutic activities such as exercise and cognitive interaction.

We utilize a coordinated care model that is designed to enhance consumer outcomes and satisfaction as well as lower the cost of acute care treatment and reduce service duplication. Through our coordinated care model, we utilize our home care aides to observe and report changes in the condition of our consumers for the purpose of early intervention in the disease process, thereby preventing or reducing the cost of medical services by avoiding emergency room visits, and/or reducing the need for hospitalization. These changes in condition are evaluated by appropriately trained managers and referred to appropriate medical personnel including the primary care physicians and managed care plans for treatment and follow-up. We will coordinate the services provided by our team with those of selected health care agencies as appropriate. We believe this approach to the provision of care to our consumers and the integration of our services into the broader healthcare industry is particularly attractive to managed care providers and others who are ultimately responsible for the healthcare needs of our consumers and over time will increase our business with them.

Addus HomeCare Corporation was incorporated in Delaware in 2006 under the name Addus Holding Corporation for the purpose of acquiring Addus HealthCare, Inc. (“Addus HealthCare”). Addus HealthCare was founded in 1979. Our principal executive offices are located at 2401 South Plum Grove Road, Palatine, Illinois 60067. Our telephone number is (847) 303-5300.

Our Market and Opportunity

We provide home and community based services to the elderly and other adult infirm who need long-term care and assistance with essential, routine tasks of life. The Kaiser Commission report on Medicaid and the uninsured dated December 2011 estimated total Medicaid expenditures for home and community based services in 2008 to be over $45 billion annually. Home and community based services is the fastest growing segment within this overall homecare market, which includes home and community based services, home health and hospice services, with the program expenditures nearly doubling from $28 billion in 2003 to $45 billion in 2008, representing a compounded annual growth rate, or CAGR, of 10%.

In addition to the projected growth of government-sponsored home and community based services, the private duty market for our services is growing rapidly. We provide our private duty consumers with all of the services we provide to our home and community based consumers.

Historically, there were limited barriers to entry in the home and community based services industry. As a result, the home and community based services industry developed in a highly fragmented manner, with many small local providers. Few companies have a significant market share across multiple regions or states. According to the National Association for Home Care & Hospice, or NAHC, as of 2011, there were over 33,000 homecare and hospice agencies in the United States. Approximately 15,000 were Medicare-certified homecare and hospice agencies, while the remaining 18,000 represent the number of licensed home and community based services agencies in the United States providing services similar to those we provide. In addition, while difficult to estimate, there are many non-licensed, non-certified home and community based services agencies.

More recently, the home and community based services industry has been subject to increased regulation. In several states, providers are now required to obtain state licenses or registrations and must comply with laws and regulations governing standards of practice. Providers must dedicate substantial resources to ensure continuing compliance with all applicable regulations and significant expenditures may be necessary to offer new services or to expand into new markets. Any failure to comply with this growing and changing regulatory regime could lead to the termination of rights to participate in federal and state-sponsored programs and the suspension or revocation of licenses. We believe limitations on the availability of new licenses, the rising cost and complexity of operations and pressure on reimbursement rates due to constrained government resources create barriers for new providers and may encourage industry consolidation.

The Federal Coordinated Health Care Office was established to effectively integrate benefits for consumers who are enrolled in both Medicare and Medicaid, also known as dual eligibles, and improve coordination between the federal and state governments to ensure that dual eligibles have full access to items and services to which they are entitled. Stated goals of the Federal Coordinated Health Care Office are to ensure that the dual eligible population has full access to seamless high quality health care and to make the system as cost-effective as possible. The Federal Coordinated Health Care Office works with the Centers for Medicare and Medicaid Services (“CMS”), state Medicaid agencies, and other federal and state agencies, as well as physicians and others, to provide technical assistance and educational tools to improve care coordination between Medicare and Medicaid and to reduce costs, improve beneficiary experience and educate dual eligibles regarding care coverage. It also performs policy and program analysis and develops policy and program recommendations regarding dual eligibles.

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, both laws are referred to herein as the “Health Reform Act”), encourages states to integrate the state managed Medicaid home and community based programs with managed Medicare programs. The objective of these initiatives is to enhance the coordination of benefits between the two programs and to lower overall costs. The integrated programs are being structured as three year pilots. States are also transitioning their Medicaid home and community based programs to managed care without including the integration of the Medicare programs. Nationally, 27 states have initiated efforts to pursue these programs, with 17 of the 19 states in which we provide services having initiated their efforts to transition to managed care.

We believe that our coordinated care program makes us well-suited to partner with managed care providers to address the needs of the dual eligible population. These programs will eliminate service duplication between home and community based programs and traditional Medicare home health. We believe our ability to identify changes in medical health and condition before the need for acute intervention will lower the overall cost of care and will be recognized as an added benefit of our services. We believe this approach to the provision of care to our consumers and the integration of our services into the broader healthcare industry is particularly attractive to managed care providers and others who are ultimately responsible for the healthcare needs of our consumers and over time will increase our business with them.

Our Growth Strategy

Our ability to grow our net service revenues is closely correlated with the number of consumers to whom we provide our services. Our continued growth depends on our ability to maintain our existing payor client relationships, establish relationships with new payors, enter into new contracts and increase our referral sources. Our continued growth is also dependent upon the authorization by state agencies of new consumers to receive our services. We believe there are several market opportunities for growth. The U.S. population of persons aged 65 and older is growing, and the U.S. Census Bureau estimates that this population will more than double by 2050. Additionally, we believe the overwhelming majority of individuals in need of care generally prefer to receive care in their homes or community-based settings. Finally, we believe the provision of home and community based services is more cost-effective than the provision of similar services in an institutional setting for long-term care. The following are the key elements of our growth strategy:

•

Drive growth in existing markets. We intend to drive growth in our existing markets by enhancing the breadth of our services, increasing the number of referral sources and leveraging and expanding our payor relationships in each market. We expect to achieve this growth by continuing to educate referral sources about the benefits of our services and maintaining our emphasis on high quality care for our consumers. To take advantage of the growing demand for quality and reputable home and community based services from private duty consumers, we are focusing on increasing and enhancing the private pay services we provide to consumers in all of our locations. By providing private duty services, we expect to increase our net service revenues without a corresponding increase in our operating costs.

•

Expand our coordinated care model. Our coordinated care model provides significant opportunities to effectively market to a wide range of payor clients and referral sources, many of whom are responsible for consumers with both social and medical service needs. We intend to extend this model to all of our markets. We are also seeking to partner with managed care providers to address the needs of the dual eligible population in light of governmental incentives for consumers to enroll in managed care plans. Our approach to the provision of care to our consumers and the integration of our services into the broader healthcare industry is particularly attractive to managed care providers and others who are ultimately responsible for the healthcare needs of our consumers and over time we believe will increase our business with them.

•

Growth through acquisitions. We intend to continue to grow with selective acquisitions. While entering new markets is a priority for our acquisitions, we are also looking for opportunities to expand within our existing markets.

•

Expand into new markets organically. We intend to offer our services in geographic markets contiguous to our existing markets through de novo agency development. We also anticipate we will have opportunities to develop new agencies in response to requests from managed care organizations.

Our Services

We deliver services to our consumers through 91 individual agencies located in 19 states and five adult day centers in Illinois. Our home and community based services assist consumers, who would otherwise be at risk of placement in a long-term care institution, with activities of daily living.

Services are primarily provided in consumers’ homes on an as-needed, hourly basis. We serve mostly to older adults and younger disabled persons. These services are generally provided by home and community based service aides, are of a social rather than medical nature, and include personal care, home support services and adult day care.

Personal care and home support services are provided to consumers who are unable to independently perform some or all of their activities of daily living. Our services are needed when assistance from family or community members is insufficient or where caregiver respite is needed. Personal care services include bathing, grooming, oral care, skin care, assistance with feeding and dressing and medication reminders. Home support services include meal planning and preparation, housekeeping and transportation services. Many consumers need such services on a long-term basis to address chronic or acute conditions. Each payor client establishes its own eligibility standards, determines the type, amount, duration and scope of services, and establishes the applicable reimbursement rate. The average duration of our provision of home and community based services is approximately 17 months per consumer.

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

Most of our services are provided pursuant to agreements with state and local governmental social and aging service agencies. These agreements generally have a stated term of one to three years and may be terminated by the counterparty upon 60 days’ notice. They are typically renewed for one to five-year terms, provided we have complied with licensing, certification and program standards, and other regulatory requirements. Reimbursement rates and methods vary by state and service type, but are typically based on an hourly or unit-of-service basis. In 2012, approximately 94.9% of our net service revenues from continuing operations were derived from state and local government programs, while approximately 5.1% of net service revenues from continuing operations were derived from insurance programs and private duty consumers.

The following table presents our locations (including the locations disposed of in connection with the sale of our Home Health Business), setting forth acquisitions, start-ups, divestitures and closures for the period January 1, 2011 to December 31, 2012:

Total
Total as previously reported December 31, 2010	129
Home health offices reported as discontinued operations in 2012	(22)

Adjusted total at December 31, 2010	107

Closed/Merged	(11)

Total at December 31, 2011	96

Start-up	1
Closed/Merged	(1)

Adjusted Total at December 31, 2012	96

Our payor clients are principally federal, state and local governmental agencies. The federal, state and local programs under which they operate are subject to legislative, budgetary and other risks that can influence reimbursement rates. Our commercial insurance carrier payor clients are typically for profit companies and are continuously seeking opportunities to control costs. We are seeking to grow our private duty business.

For 2012, 2011 and 2010, our revenue mix by payor type for continuing operations was as follows:

	Year Ended December 31,
	2012	2011	2010
State, local and other governmental programs	94.9%	93.5%	92.7%
Commercial	1.0	1.3	1.2
Private duty	4.1	5.2	6.1

	100.0%	100.0%	100.0%

We derive a significant amount of our net service revenues from continuing operations from our operations in Illinois and California, which represented 64% and 7%; 58% and 8%; and 53% and 11% of our total net service revenues from continuing operations for the years ended December 31, 2012, 2011 and 2010, respectively.

A significant amount of our net service revenues from continuing operations are derived from one specific payor client, the Illinois Department on Aging, which accounted for 57%, 51% and 45% of our total net service revenues from continuing operations for the years ended December 31, 2012, 2011 and 2010, respectively.

We also measure the performance of our business through review of our billable hours, billable hours per business day, revenues per billable hour and the number of consumers served, or census.

Competition

The home and community based services industry is highly competitive, fragmented and market specific. Each local market has its own competitive profile and no single competitor has significant market share across all of our markets. Our competition consists of home and community based service providers, home health providers, private caregivers, larger publicly held companies, privately held companies, privately held single-site agencies, hospital-based agencies, not-for-profit organizations, community-based organizations, managed care organizations and self-directed care programs. In addition, certain governmental payors contract for services with independent providers such that our relationships with these payors are not exclusive. This is particularly true in California. We have experienced, and expect to continue to experience, competition from new entrants into our markets. Increased competition may result in pricing pressures, loss of or failure to gain market share or loss of consumers or payors, any of which could harm our business. In addition, some of our competitors may have greater financial, technical, political and marketing resources, name recognition on a larger number of consumers and payors than we do. We may also be subject to competition in connection with accountable care organization matters, as described below under the caption “Business—Government Regulation.”

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

We receive substantially all of our consumers from third-party referrals. Generally, family members of potential consumers are made aware of available in-home or alternative living arrangements through a state or local case management system. These systems are operated by governmental or private agencies. We receive referrals from state departments on aging, rehabilitation, mental health and children’s services, county departments of social services, the Veterans Health Administration and city departments on aging.

We provide ongoing education and outreach to our target communities, both to inform residents about state and locally-subsidized care options and to communicate our role in providing quality home and community based services. We also utilize consumer-direct sales, marketing and advertising programs designed to attract consumers.

Payment for Services

We are compensated for substantially all of our services by federal, state and local government programs, such as Medicaid funded programs and Medicaid waiver programs, other state agencies, the Veterans Health Administration, commercial insurers and private duty consumers.

The following table sets forth net service revenues from continuing operations derived from each of our major payors during the indicated periods as a percentage of total net service revenues from continuing operations.

	Year Ended December 31,
Payor Group	2012	2011	2010
Illinois Department on Aging	57.3%	51.2%	44.7%
Washington Department of Social and Health Services	6.4	6.7	7.8
Nevada Medicaid	3.9	5.1	6.4
Riverside County, CA Department of Public Social Services	3.9	4.5	5.2
Private duty	4.1	5.2	6.1
Commercial insurance	1.0	1.3	1.2
Other federal, state and local payors	23.4	26.0	28.6

Total	100.0%	100.0%	100.0%

Illinois Department on Aging

We provide home and community based services pursuant to agreements with the Illinois Department on Aging, which is funded by Medicaid and general revenue funds of the State of Illinois. Consumers are identified by case managers contracted independently with the Illinois Department on Aging. Once a consumer has been evaluated and determined to be eligible for the program, the case manager refers the consumer to a list of authorized providers, from which the consumer selects the provider. We provide our services in accordance with a care plan developed by the case manager and under administrative directives from the Illinois Department on Aging. We are reimbursed on an hourly fee for service basis.

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

Washington Department of Social and Health Services

We provide home and community based services pursuant to agreements with the Washington Department of Social and Health Services, which is funded by Medicaid and general revenue funds of the State of Washington. Consumers are identified by area Agency on Aging case managers contracted independently with the Washington Department of Social and Health Services. Once a consumer has been evaluated and determined to be eligible for the program, the case manager refers the consumer to a list of authorized providers, from which the consumer selects the provider. We provide our services in accordance with a care plan developed by the case manager and under administrative directives from the Washington Department of Social and Health Services. We are reimbursed on an hourly fee for service basis.

Nevada Medicaid

We provide services pursuant to an agreement with the State of Nevada Division of Health Care Financing and Policy under Nevada Medicaid’s Personal Care Options program. Under this agreement, we identify consumers through community outreach efforts, who are then qualified by the State of Nevada to receive services. We provide personal care and other in-home support services under this program. All services are reimbursed on an hourly fee for service basis. The FMAP for Nevada increased for fiscal year 2013 over the FMAP for 2012.

Riverside County Department of Public Social Services

We provide services pursuant to an agreement with the County of Riverside, California under its In-Home Support Services Program. Under this agreement, we serve consumers referred to us by county-employed social workers in accordance with the term and conditions of a Quality Assurance Work Plan. We provide personal care and other assistance with activities of daily living under this program. All services are reimbursed on an hourly fee for service basis. The current agreement has a one year term beginning July 1, 2012 with a one year renewal available before we are required to submit a new bid to the County Board of Supervisors. However, such renewal year is subject to approval by the county department that oversees our agreement. Our relationship with the County of Riverside, California may change before the end of the term of our agreement, including any renewal term, as the State of California and Riverside County are planning to enter into managed care demonstration plans whereby the services we provide to consumers in the county would become the responsibility of the contracted managed care plans. The current proposals would be implemented before the renewal date of our contract. There can be no assurance that we will be able to contract with managed care plans at rates comparable to our current contract with the County.

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

Commercial Insurance

Most long-term care insurance policies contain benefits for in-home services and adult day care. Policies are generally subject to dollar limitations on the amount of daily, weekly or monthly coverage provided. Depending on the type of service, coverage for services may be predicated on a physician or nurse determination that the care is necessary or on the development of a plan for care in the home.

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

In an effort to control escalating Medicaid costs, states are increasingly requiring Medicaid beneficiaries to enroll in managed care plans. Under a health reform bill signed into law in January 2012, Illinois set a goal to increase the percentage of Medicaid beneficiaries in Medicaid managed care plans from the current 8% to 50% by 2015. The difficulty of getting healthcare providers to agree to sign up for the plans, however, has proved to be a stumbling block for increasing managed care enrollment.

Veterans Health Administration

The Veterans Health Administration operates the nation’s largest health care system, with more than 1,400 sites of care, and provides health care benefits, including home and community based services, to eligible military veterans. The Veterans Health Administration provides funding to regional and local offices and facilities that support the in-home care needs of eligible aged and disabled veterans by contracting directly with local in-home care providers, and to the aid and attendance pension, which pays veterans for their otherwise unreimbursed health and long-term care expenses. We currently have relationships and agreements with the Veterans Health Administration to provide home and community based services in Illinois, Arkansas and California.

Other

Other sources of funding are available to support home and community based services in different states and localities. In addition, many states appropriate general funds or special use funds through targeted taxes or lotteries to finance home and community based services for senior citizens and people with disabilities. Depending on the state, these funds may be used to supplement existing Medicaid waiver programs or for distinct programs that serve non-Medicaid eligible consumers.

Exposure for Payments Previously Received

As described above under the caption “Business – Overview,” we sold our Home Health Business effective March 1, 2013, pursuant to an Asset Purchase Agreement, dated as of February 7, 2013 (the “Home Health Purchase Agreement”), with LHC Group, Inc. and the Purchasers identified therein. Pursuant to the Home Health Purchase Agreement, we retained a 10% ownership interest in the Home Health Business in California and Illinois. In addition, not included in the sale were four home health agencies in Delaware, Idaho, Indiana and Pennsylvania. The home health agencies in Idaho and Pennsylvania are assets being held for sale. Because regulatory requirements in Delaware and Indiana require the provision of home and community based services be provided by a licensed home health agency, we will continue to provide limited home health services reimbursable by Medicare in these agencies in order to maintain these licenses.

While we no longer receive substantial payments from Medicare for the home health services we continue to provide, pursuant to the Home Health Purchase Agreement, we are obligated to indemnify the Purchasers for, among other things, (i) penalties, fines, judgments and settlement amounts arising from a violation of certain specified statutes, including the False Claims Act, the Civil Monetary Penalties Law, the federal Anti-Kickback Statute, the Ethics in Patient Referral Act or any state law equivalent in connection with the operation of the Home Health Business prior to the consummation of the sale (the “Closing”), and (ii) any liability related to the failure of any reimbursement claim submitted to certain government programs for services rendered by the Home Health Business prior to the Closing to meet the requirements of such government programs, or any violation prior to the Closing of any health care laws. Such liabilities include amounts to be recouped by, or repaid to, such government programs as a result of improperly submitted claims for reimbursement or those discovered as a result of audits by investigative agencies. All services that we have provided that have been or may be reimbursed by Medicare are subject to retroactive adjustments and/or total denial of payments received from Medicare under various review and audit provisions included in the program regulations. The review period is generally described as six years from the date the services are provided but could be expanded to ten years under certain circumstances if fraud is found to have existed at the time of original billing. In the event that there are adjustments relating to the period prior to the Closing, we may be required to reimburse the Purchasers for the amount of such adjustments.

Medicare is the U.S. government’s health insurance program funded by the Social Security Administration for individuals aged 65 or older, individuals under the age of 65 with certain disabilities and individuals of all ages with end-stage renal disease. Eligibility for Medicare does not depend on income, and coverage is restricted to reasonable and medically-necessary treatment.

Medicare home health rates are based on a Medicare episodic rate set annually through federal legislation. The rate covers a 60-day episode of care. Payment for each patient’s episode of care is based on the severity of the consumer’s condition, his or her service needs and other factors relating to the cost of providing services and supplies.

In addition, Medicare payments can be adjusted through changes in the payment rate and recoveries of overpayments for, among other things, unusually costly care for a particular consumer, low utilization, transfers to another provider, the level of therapy services required, the number of episodes of care provided, and if the consumer is discharged but readmitted within the same 60-day episodic period. In addition, Medicare can also reduce levels of reimbursement if a provider is unable to produce appropriate billing documentation or acceptable medical authorizations.

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

Employees

The following is a breakdown of our part- and full-time employees, as well as the employees in our National Support Center, as of December 31, 2012:

	Full-time	Part-time	Total
Continuing Operations – Home and Community Based Services	2,554	11,130	13,684
Discontinued Operations – Home Health Business	262	430	692
National Support Center	123	29	152

Total	2,939	11,589	14,528

Our home and community based service aides provide substantially all of our services and comprise approximately 90% of our total workforce. In most cases, our home and community based services aides undergo a criminal background check, and are provided with pre-service training and orientation and an evaluation of their skills. In many cases, home and community based services aides are also required to attend ongoing in-services education. In certain states, our home and community based services aides are required to complete certified training programs and maintain a state certification; however, no state in which we operate requires home and community based services aides to maintain a license similar to that of a nurse or therapist. Approximately 73% of our total employees are represented by labor unions. We maintain strong working relationships with these labor unions. Our local labor agreements are renegotiated as they expire, which will occur at various times throughout 2013.

Our Technology

We have licensed the Horizon Homecare software solution from McKesson Information Solutions, LLC, or McKesson, to address our administrative, office, clinical and operating information system needs, including compliance with the Health Insurance Portability and Accountability Act, or HIPAA, requirements. Horizon Homecare assists our staff in gathering information to improve the quality of consumer care, optimize financial performance, adjust consumer mix, promote regulatory compliance and enhance staff efficiency. Horizon Homecare supports intake, personnel scheduling, office clinical and reimbursement management in an integrated database. The Horizon Homecare software is hosted by McKesson in a secure data center, which provides multiple redundancies for storage, power, bandwidth and security. Using this technology, we are able to standardize the care delivered across our network of locations and effectively monitor our performance and consumer outcomes. We have also leveraged this technology to implement a centralized billing and collections function at our national support center.

We have developed internally a highly scalable customized payroll management system. This system has been utilized to calculate and produce our payroll. This software is integrated with Horizon Homecare and other clinical data-management systems, and includes a feature for general ledger population, tax reporting, managing wage assignments and garnishments, on-site check printing, direct-deposit paychecks, and customizable heuristic analytical controls. Secure management reports are made available centrally and through our internal reporting module. This system was designed, and is continually maintained and updated, to satisfy our unique payroll and reporting needs with a minimum amount of operator training and labor.

We utilize commercial vendors for electronic visit verification pursuant to which our home and community based service aids record their beginning and ending times for services provided through either an interactive voice recognition (IVR) system or cell phone based system.

Government Regulation

Overview

Our business is subject to extensive and increasing federal, state and local regulation. Changes in the law or new interpretations of existing laws may have a dramatic effect on the definition of permissible activities, the relative cost of doing business, and the methods and amounts of payment for care by both governmental and other payors. Departments of the federal government are currently considering how to implement programs and policy changes and mandated demonstration projects in the Health Reform Act. As a result of the Health Reform Act, it is expected that the number of Medicaid beneficiaries will increase (although several states in which we operate have declined to expand Medicaid eligibility) and in addition, there may be additional increases if employers terminate their employee health plans. It is impossible to know at this time what effect, if any, this will have on budgetary allocations for our services. The health care industry has experienced, and is expected to continue to experience, extensive and dynamic change. In addition, differences among state laws may impede our ability to expand into certain markets. If we fail to comply with applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate and our ability to participate in federal or state programs. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”

Medicaid Participation

To participate in and qualify for reimbursement under Medicaid programs, we are subject to various requirements imposed by federal and state authorities. If we were to violate the applicable federal and state regulations, we could be excluded from participation in federal and state healthcare programs and be subject to substantial civil and criminal penalties.

Health Reform Act

The Health Reform Act, commonly referred to as Affordable Care Act, includes several provisions that may affect reimbursement for our services. The Health Reform Act is broad, sweeping reform, and is subject to change, including through the adoption of related regulations, the way in which its provisions are interpreted and the manner in which it is enforced. Although the Health Reform Act provides for expansion of eligibility for Medicaid enrollment, 14 states, including some in which we do business, have opted not to participate in Medicaid expansion. The Health Reform Act also creates within CMS a Center for Medicare and Medicaid Innovation, or CMMI, to test innovative payment and service delivery systems to reduce program expenditures while maintaining or enhancing quality. Among the issues that are to be addressed by CMMI are: allowing the states to test new models of care for individuals dually eligible for Medicare and Medicaid, supporting “continuing care hospitals” that offer post acute care during the 30 days following discharge, funding home health providers that offer chronic care management services, and establishing pilot programs that bundle acute care hospital services with physician services and post-acute care services, including home health services for patients with certain selected conditions. We may have difficulty negotiating for a fair share of the bundled payment. In addition, we may be unfairly penalized if a consumer is readmitted to the hospital within 30 days of discharge for reasons beyond our control.

It is difficult to predict the impact of the Health Reform Act due to its complexity, as well as our inability to foresee how individuals and businesses will respond to the choices afforded them by the law. We may be unable to mitigate any adverse effects resulting from the Health Reform Act. We cannot assure you that the provisions described above, or that any other provisions of the Health Reform Act, will not adversely impact our business, results of operations or financial position.

Permits and Licensure

Our home and community based services are authorized and / or licensed under various state and county requirements. Our home and community based aides generally have no licensure requirements, although in certain states, they are required to complete training programs and maintain state certification. We believe we are currently licensed appropriately where required by the laws of the states in which we operate, but additional licensing requirements may be imposed upon us in existing markets or markets that we enter in the future.

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

Stark Laws

We may also be affected by the federal Ethics in Patient Referral Act or physician referral law, known as the “Stark Law.” The Stark Law prohibits physicians from making a referral for certain health care items or services, including home health services, if they, or their family members, have a financial relationship with the entity receiving the referral unless the financial relationship meets an exception in the Stark Law or its regulations. No bill may be submitted for reimbursement in connection with a prohibited referral. Violations are punishable by civil monetary penalties on both the person making the referral and the provider rendering the service. Such persons or entities are also subject to exclusion from federal and state healthcare programs. We believe our compensation agreements with physicians who served as medical directors in our home health agencies meet the requirements for the personal services exception and that our operations comply with the Stark Law.

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

The Fraud Enforcement and Recovery Act expanded the grounds for liability under the False Claims Act by providing for enforcement against any person or entity that knowingly makes, uses or causes to be made or used, a false record or statement material to a false or fraudulent claim. The statute’s definition of “claim” makes clear that this includes false records or claims made to the government or to contractors or other recipients of federal funds. Further, the new definition of “material” includes statements or records having a natural tendency to influence, or be capable of influencing, the payment or receipt of money or property. The recent amendments clarify that specific intent to defraud the government is not required for liability under the False Claims Act.

Amendments to the False Claims Act in the Health Reform Act provide that the government or a whistleblower may bring a False Claims Act case if an arrangement violates the Anti-Kickback Law. Other amendments provide that a provider must report and return overpayments within 60 days of identifying the overpayment or the claims for the services that generated the overpayments become false claims subject to the False Claims Act. Overpayments include payments for services for which the provider does not have proper documentation.

Many states, including Illinois, Nevada and California, have similar false claims statutes that impose additional liability for the types of acts prohibited by the False Claims Act.

Fraud Alerts and Advisory Opinions

From time to time, various federal and state agencies, such as the U.S. Department of Health and Human Services (“DHHS”), issue pronouncements that identify practices that may be subject to heightened scrutiny, as well as practices that may violate fraud and abuse laws. We believe, but cannot assure you, that our operations comply with the principles expressed by the Office of the Inspector General (the “OIG”) in these reports and special fraud alerts.

Combating health care fraud and abuse is a priority of President Obama’s administration. For example, in May 2009, the DHHS and the Department of Justice announced a new and aggressive interagency task force called the Health Care Fraud Prevention and Enforcement Action Team whose efforts will include, among other things, expansion of strike force teams, assistance with state Medicaid audits, and use of technology to analyze CMS data in real time.

Health Insurance Portability and Accountability Act

Health Information Privacy and Security Standards

HIPAA privacy regulations contain detailed requirements concerning the use and disclosure of individually identifiable health information by “HIPAA covered entities,” which includes our company. In addition to the privacy requirements, HIPAA covered entities must implement certain security standards to protect the integrity, confidentiality and availability of certain electronic health information. On July 14, 2010, the Office for Civil Rights of DHHS (the “OCR”) published proposed regulations to implement the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”) provisions of the American Recovery and Reinvestment Act, or ARRA. The HITECH Act has imposed additional privacy and security requirements on health care providers and on their business associates. The HITECH Act also established certain health information security breach notification requirements which became effective February 22, 2010. A covered entity must notify any individual whose protected health information is “breached,” which means an unauthorized acquisition, access, use or disclosure that compromises the security or privacy of the protected health information. If the breach involves the information of 500 or more individuals in a single state or jurisdiction, the covered entity must also notify the media of the breach. If the breach involves the information of 500 or more individuals from any jurisdiction, the covered entity must also notify the Secretary of the DHHS, who will post notice of the breach on the DHHS website. Covered entities must make annual notification to the Secretary of the DHHS of all breaches of protected health information that occurred in the prior year. On January 25, 2013, the OCR issued long-awaited regulations implementing the HITECH Act requirements. The regulations become effective March 26, 2013, with a deferred compliance date of September 23, 2013. Failure to comply with the HITECH Act and its implementing regulations could result in fines and penalties that could have a material adverse effect on us.

Violations of the HIPAA privacy and security standards may result in civil or criminal penalties depending upon the nature of the violation. The HITECH Act provides for increased civil penalties for violations under HIPAA. Civil penalties are tiered according to conduct, from $100 to $50,000 per violation with a maximum penalty of $1.5 million per year for the identical violation. Criminal penalties can apply to employees of covered entities or other individuals who knowingly access, use or disclose protected health information for improper purposes with tiered fines of up to $250,000 and imprisonment for up to ten years. The OCR has stepped up enforcement of HIPAA violations and audits of covered entities and has imposed significant financial and other penalties on entities that have violated the law. Failure to comply with HIPAA could result in fines and penalties that could have a material adverse effect on us.

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

Pursuant to the Tax Relief and Health Care Act of 2006, the DHHS created a permanent and national recovery audit program to identify improper Medicare payments made on claims of health care services provided to Medicare beneficiaries. The program uses recovery audit contractors, or RACs, to identify the improper Medicare payments and protect the Medicare Trust Fund from fraud, waste and abuse. An initial demonstration project implemented in several states resulted in the return of over $900 million in overpayments to Medicare between 2005 and 2008. RACs are paid a contingent fee based on the improper payments identified. CMS also instituted Zone Program Integrity Contracts (“ZPICs”) for additional audit of Medicare providers, including home health agencies.

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

For the year ended December 31, 2012, we derived approximately 95% of our net service revenues from continuing operations from agreements that are directly or indirectly paid for by state and local governmental agencies, such as Medicaid funded programs and Medicaid waiver programs. Governmental agencies generally condition their agreements with us upon a sufficient budgetary appropriation. If a governmental agency does not receive an appropriation sufficient to cover its contractual obligations with us, it may terminate an agreement or defer or reduce the amount of the reimbursement we receive. Almost all the states in which we operate are facing budgetary shortfalls due to the current economic downturn and the rising costs of health care, and as a result, have made, are considering or may consider making changes in their Medicaid, Medicaid waiver or other state and local medical and social programs. The Deficit Reduction Act of 2005 permits states to make benefit cuts to their Medicaid programs, which could affect the services for which states contract with us. Changes that states have made or may consider making to address their budget deficits include:

•	limiting increases in, or decreasing, reimbursement rates;

•	redefining eligibility standards or coverage criteria for social and medical programs or the receipt of home and community based services under those programs;

•	increasing the consumer’s share of costs or co-payment requirements;

•	decreasing the number of authorized hours for recipients;

•	slowing payments to providers;

•	increasing utilization of self-directed care alternatives or “all inclusive” programs; or

•	shifting beneficiaries to managed care programs.

Certain of these measures have been implemented by, or are proposed in, states in which we operate. For example, California has considered a number of proposals, including potential changes in eligibility standards or hours utilization and Illinois has delayed payments to providers. In 2012, we derived approximately 64% of our total net service revenues from continuing operations from services provided in Illinois, 7% of our total net service revenues from continuing operations from services provided in California and, 7% of our total net service revenues from continuing operations from services provided in Washington. Because a substantial portion of our business is concentrated in these states, any significant reduction in expenditures that pay for our services in these states and other states in which we do business may have a disproportionately negative impact on our future operating results. Provisions in the Health Reform Act increase eligibility for Medicaid, which may cause a reallocation of Medicaid funding. It is difficult to predict at this time what the effect of these changes would be on our business. If changes in Medicaid policy result in a reduction in available funds for the services we offer, our net service revenues could be negatively impacted.

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

The Governor of Illinois has reported that state revenue is not sufficient to keep up with pension and Medicaid obligations. On February 22, 2012, the Governor of Illinois released his proposed budget for fiscal year 2013. He called for a $2.7 billion cut to the state’s $14 billion Medicaid program. Options to reach that goal include rate reduction and reform, eliminating some services, implementing utilization controls, and restricting Medicaid eligibility so that fewer people can qualify. On March 7, 2013 the Illinois Department on Aging released a letter to all providers notifying them that it was projecting it would run out of appropriations for home and community based services by March 15, 2013. We were notified shortly thereafter that substantially all billings for our services beginning on March 1, 2013 would be held for approval pending additional appropriations. While there are bills drafted to provide supplemental appropriation to the Illinois Department on Aging, those bills have not been introduced. The Governor’s budget for fiscal year 2014 was introduced on March 6, 2013 and included funding for the Illinois Department on Aging. It is not clear whether fiscal year 2013 bills will be payable with fiscal year 2014 appropriations. Absent passage of the supplemental appropriation or approval of the fiscal year 2014 budget by the General Assembly, we are at risk of not being reimbursed for services provided from March 1, 2013 through June 30, 2013. Because a substantial portion of our business is concentrated in these programs, any significant reduction in expenditures that pay for our services would have a disproportionately negative impact on our future operating results.

In February 2012, CMS agreed to allow Illinois to move forward on at least one of two efforts to combat Medicaid fraud. In January 2013, Illinois began a program to verify annually the income and residency of Medicaid beneficiaries. If Illinois identifies non-resident Medicaid beneficiaries and removes them from the Medicaid rolls or prevents non-resident individuals from becoming Medicaid beneficiaries, or if Illinois identifies Medicaid applicants or Medicaid beneficiaries who do not meet income requirements and prevents them from becoming Medicaid beneficiaries or removes beneficiaries from the Medicaid rolls, the number of consumers we serve in Illinois could be reduced, which could negatively affect our business and results of operations.

The federal government implemented in March 2013 certain budgetary reductions commonly known as sequestration. Reimbursement or authorizations for services under our programs with federal and state contracts may be reduced as a result of these actions, which could negatively impact our business and the results of operations.

State efforts to transition their home and community based programs to being administered by managed care plans could adversely affect our net service revenues and our profitability.

The Health Reform Act encourages states to integrate the state managed Medicaid home and community based programs with managed Medicare programs. The objective of these initiatives is to enhance the coordination of benefits between the two programs and to lower overall costs. The integrated programs are being structured as three year pilots. States are also transitioning their Medicaid home and community based programs to managed care without including the integration of the Medicare programs. Nationally, 27 states have initiated efforts to pursue these programs, with 17 of the 19 states in which we provide services having initiated their efforts to transition to managed care.

The timing for approval and implementation of these demonstration projects is unknown at this time. Delaware, New Jersey and New Mexico have already transitioned their home and community based services programs to managed care plans, but have not yet integrated the programs with Medicare benefit plans. Illinois, California, and Washington are in the process of implementing plans for the dual eligible population with effective dates in late 2013 and early 2014. Idaho, Oregon, Nevada, Indiana, Missouri, Pennsylvania, Alabama, North Carolina and South Carolina are pursuing some form of managed home and community based services programs and / or Medicare dual eligible programs. We cannot assure you that; we will be able to secure favorable contracts with all or some of the managed care organizations; our reimbursement under these programs will remain at current levels; the authorizations for services will remain at current levels or that our profitability will remain at levels consistent with past performance. If states in which we provide services transition their home and community based programs to managed care plans and we are not able to participate through contracts with managed care organization or otherwise, we could lose revenue generated in those states, even in states in which we currently have contracts to provide home and community based services.

The implementation of Accountable Care Organizations (ACOs) may limit our ability to increase our market share and could adversely affect our revenues.

CMS published final ACO regulations in October 2011, which established a shared savings program to facilitate coordination and cooperation among providers to improve the quality of care for Medicare fee-for-

service beneficiaries and reduce unnecessary costs. CMS is encouraging healthcare providers to work together to better coordinate care for consumers. These programs are focused on efforts by hospitals and physician groups to organize the medical providers and are not directed toward home and community based service providers. If we are not included in development of these programs, or if the ACOs establish similar services to include home and community based service programs for their participants, we are at risk for losing market share. Other cost savings initiatives may be presented by the government and commercial payors to control costs and reduce hospital admissions / readmissions in which we could be financially at risk. We cannot predict at this time what effect ACOs or similar organizations may have on our company.

Changes to eligibility requirements or methods of reimbursement for home and community based services in the Illinois Department on Aging program could adversely affect our net service revenues and profitability.

We derive approximately 57% of our revenue from continuing operations from the Illinois Department on Aging programs. Since 2011 the State of Illinois has proposed various initiatives to reduce the costs of the Illinois Department on Aging program. The Governor of Illinois and department directors introduced in their fiscal year 2014 budget several initiatives to increase federal financial participation enhancement for the Medicaid programs under which we are a provider. In addition to these revenue enhancement proposals, cost savings measures were proposed to be achieved through the mandated utilization of an electronic visit verification system by all providers, changes to rules related to payments, and the establishment of parameters utilized in the authorization of hours based on specific care plan tasks. It is difficult to ascertain what impact, if any, these proposed rule changes will have on our business or if the proposed budget will be approved by the General Assembly. If these changes are implemented and have an impact on the number of hours authorized or services provided to existing consumers, our service revenues and profitability would be adversely affected.

Delays in reimbursement due to state budget deficits or otherwise have decreased, and may in the future further decrease our liquidity.

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

Our revenue may be negatively impacted by a failure to appropriately document services, resulting delays in reimbursement and related indemnification obligations.

Reimbursement to us is conditioned upon providing the correct administrative and billing codes and properly documenting the services themselves, including the level of service provided, and the necessity for the services. If incorrect or incomplete documentation is provided or inaccurate reimbursement codes are utilized, this could result in nonpayment for services rendered and could lead to allegations of billing fraud. This could subsequently lead to civil and criminal penalties, including exclusion from government healthcare programs, such as Medicare and Medicaid. In addition, third-party payors may disallow, in whole or in part, requests for reimbursement based on determinations that certain amounts are not covered, services provided were not medically necessary, or supporting documentation was not adequate. Pursuant to the Home Health Purchase Agreement, we are obligated to indemnify the Purchasers for, among other things, (i) penalties, fines, judgments and settlement amounts arising from a violation of certain specified statutes, including the False Claims Act, the

Civil Monetary Penalties Law, the federal Anti-Kickback Statute, the Ethics in Patient Referral Act or any state law equivalent in connection with the operation of the Home Health Business prior to the Closing, and (ii) any liability related to the failure of any reimbursement claim submitted to certain government programs for services rendered by the Home Health Business prior to the Closing to meet the requirements of such government programs, or any violation prior to the Closing of any health care laws. Such liabilities include amounts to be recouped by, or repaid to, such government programs as a result of improperly submitted claims for reimbursement or those discovered as a result of audits by investigative agencies. All services that we have provided that have been or may be reimbursed by Medicare are subject to retroactive adjustments and/or total denial of payments received from Medicare under various review and audit provisions included in the program regulations. The review period is generally described as six years from the date the services are provided but could be expanded to ten years under certain circumstances if fraud is found to have existed at the time of original billing. In the event that there are adjustments relating to the period prior to the Closing, we may be required to reimburse the Purchasers or the government for the amount of such adjustments, which could adversely affect our business and financial condition. In addition, timing delays may cause working capital shortages. Working capital management, including prompt and diligent billing and collection, is an important factor in achieving our financial results and maintaining liquidity. It is possible that documentation support, system problems, provider issues or industry trends may extend our collection period, which may materially adversely affect our working capital, and our working capital management procedures may not successfully mitigate this risk.

The implementation or expansion of self-directed care programs in states in which we operate may limit our ability to increase our market share and could adversely affect our revenue.

Self-directed care programs are funded by Medicaid and state and local agencies and allow the consumer to exercise discretion in selecting home and community based service providers. Consumers may hire family members, friends or neighbors to provide services that might otherwise be provided by a home and community based service agency provider, such as our company. Most states and the District of Columbia have implemented self-directed care programs, to varying degrees and for different types of consumers. States are under pressure from the federal government and certain advocacy groups to expand these programs. CMS has provided states with specific Medicaid waiver options for programs that offer person-centered planning, individual budgeting or self-directed services and support as part of the CMS Independence Plus initiative introduced in 2002 under an Executive Order of the President. Certain private foundations have also granted resources to states to develop and study programs that provide financial accounts to consumers for their long-term care needs, and counseling services to help prepare a plan of care that will help meet those needs. Expansion of these self-directed programs may erode our Medicaid consumer base and could adversely affect our net service revenues.

Failure to renew a significant agreement or group of related agreements may materially impact our revenue.

In 2012, we derived approximately 57.3% of our net service revenues from continuing operations under agreements with the Illinois Department on Aging, 3.9% of our net service revenues from continuing operations under an agreement with Nevada Medicaid and 3.9% of our net service revenues from continuing operations under an agreement with the Riverside County (California) Department of Public Social Services. Each of our agreements are generally in effect for a specific term. For example, the services we provide to the Illinois Department on Aging are provided under a number of agreements that expire at various times through 2015, while our agreement with the Riverside County Department of Public Social Services is reevaluated and subject to renewal annually. In addition, our relationship with Riverside County may change before the end of the term of our agreement, including any renewal terms, as the State of California and Riverside County are planning to enter into managed care demonstration plans whereby the services we provide to consumers in the county would become the responsibility of the contracted managed care plans. Even though our agreements are stated to be for a specific term, they are generally terminable by the counterparty upon 60 days’ notice. Our ability to renew or retain our agreements depends on our quality of service and reputation, as well as other factors over which we have little or no control, such as state appropriations and changes in provider eligibility requirements. Additionally, failure to satisfy any of the numerous technical renewal requirements in connection with our proposals for agreements could result in a proposal being rejected even if it contains favorable pricing terms. Failure to obtain, renew or retain agreements with major payors may negatively impact our results of operations and revenue. We can give no assurance these agreements will be renewed on commercially reasonable terms or at all.

Our industry is highly competitive, fragmented and market-specific, with limited barriers to entry.

We compete with home and community based service providers, home health providers, private caregivers, larger publicly held companies, privately held companies, privately held single-site agencies, hospital-based agencies, not-for-profit organizations, community-based organizations and self-directed care programs. In addition, certain governmental payors contract for services with independent providers such that our relationships with these payors are not exclusive, particularly in California. Our competition consists of home and community based service providers, home health providers, private caregivers, larger publicly traded companies, privately held companies, privately held single-site agencies, hospital-based agencies, non-for-profit organizations, community-based organizations, managed care organizations and self-directed care programs. Some of our competitors have greater financial, technical, political and marketing resources, name recognition or a larger number of consumers and payors than we do. In addition, some of these organizations offer more services than we do in the markets in which we operate. Consumers or referral sources may perceive that local service providers and not-for-profit agencies deliver higher quality services or are more responsive. These competitive advantages may limit our ability to attract and retain referrals in local markets and to increase our overall market share.

There are limited barriers to entry in providing home-based social and medical services, and the trend has been for states to eliminate many of the barriers that historically existed. For example, Illinois changed the way in which it procures home and community based service providers in 2009, allowing all providers that are willing and capable to obtain state approval and provide services. This may increase competition in that state, and because we derived approximately 64% of our net service revenues from continuing operations from services provided in Illinois in 2012, this increased competition could negatively impact our business.

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

Our profitability could be negatively affected by a reduction in reimbursement from payors.

States such as Illinois and California are experiencing large budget deficits, which may result in lower Medicaid payments. In addition, private payors, including commercial insurance companies, could also reduce reimbursement. Any reduction in Medicaid reimbursements or imposition of copayments that dissuade the use of our services, or any reduction in reimbursement from private payors, would materially adversely affect our profitability.

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

The federal government and the states in which we operate regulate our industry extensively. The laws and regulations governing our operations, along with the terms of participation in various government programs, impose certain requirements on the way in which we do business, the services we offer, and our interactions with consumers and the public. These requirements include matters related to:

•	licensure and certification;

•	adequacy and quality of services;

•	qualifications and training of personnel;

•	confidentiality, maintenance and security issues associated with medical records and claims processing;

•	relationships with physicians and other referral sources;

•	operating policies and procedures;

•	addition of facilities and services; and

•	billing for services.

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

The Health Reform Act amended the False Claims Act to provide that a provider must report and return overpayments within 60 days of identifying the overpayment or the claims for the services that generated the overpayments become false claims subject to the False Claims Act. Overpayments include payments for services for which the provider does not have proper documentation. If we were to identify documentation failures that could not be corrected we could be required to return payments received for those claims within the mandated 60-day time period. If we fail to identify and return overpayments within the required 60-day period we could be subject to suits under the False Claims Act by the government or relators (whistleblowers). Any of these could have a material adverse impact on our business and operations.

The Health Reform Act is broad, sweeping reform, and is subject to change, including through the adoption of related regulations, the way in which its provisions are interpreted and the manner in which it is enforced. It is difficult to predict the impact of the Health Reform Act due to its complexity, lack of implementing regulations or interpretive guidance, gradual or potentially delayed implementation, court challenges and possible amendment or repeal, as well as our inability to foresee how individuals and businesses will respond to the choices afforded them by the law. We cannot assure you, however, that the provisions described above, or that any other provisions of the Health Reform Act, will not adversely impact our business, results of operations or financial results. We may be unable to mitigate any adverse effects resulting from the Health Reform Act.

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

In addition, certain individuals and entities, known as excluded persons, are prohibited from receiving payment for their services rendered to Medicaid, Medicare and other federal and state healthcare program beneficiaries. If we inadvertently hire or contract with an excluded person, or if any of our current employees or contractors becomes an excluded person in the future without our knowledge, we may be subject to substantial civil penalties, including up to $10,000 for each item or service furnished by the excluded individual to a federal or state healthcare program beneficiary, an assessment of up to three times the amount claimed and exclusion from the program.

Under the Health Reform Act, beginning in 2014, if we continue to provide a medical plan, we will be required to provide a minimum level of coverage for all full-time employees. Should any full-time employee receive subsidized coverage through an exchange, we could be liable for an annual penalty equal to the lesser of $3,000 for each full-time employee receiving subsidized coverage or $2,000 for each of our full-time employees. The impact of these penalties may have a significant impact on our profitability. Many of our employees are not provided any medical coverage. If we determine that we will provide medical coverage for these employees, the costs could be material and have a significant effect on our profitability.

We are subject to reviews, compliance audits and investigations that could result in adverse findings that negatively affect our net service revenues and profitability.

As a result of our participation in Medicaid, Medicaid waiver, Medicare programs, Veterans Health Administration programs and other state and local governmental programs, and pursuant to certain of our contractual relationships, we are subject to various reviews, audits and investigations by governmental authorities and other third parties to verify our compliance with these programs and agreements as well as applicable laws, regulations and conditions of participation. Pursuant to the Home Health Purchase Agreement, we are obligated to indemnify the Purchasers for, among other things, (i) penalties, fines, judgments and settlement amounts arising from a violation of certain specified statutes, including the False Claims Act, the Civil Monetary Penalties Law, the federal Anti-Kickback Statute, the Ethics in Patient Referral Act or any state law equivalent in connection with the operation of the Home Health Business prior to the Closing, and (ii) any liability related to the failure of any reimbursement claim submitted to certain government programs for services rendered by the Home Health Business prior to the Closing to meet the requirements of such government programs, or any violation prior to the Closing of any health care laws. Such liabilities include amounts to be recouped by, or repaid to, such government programs as a result of improperly submitted claims for reimbursement or those discovered as a result of audits by investigative agencies. All services that we have provided that have been or may be reimbursed by Medicare are subject to retroactive adjustments and/or total denial of payments received from Medicare under various review and audit provisions included in the program regulations. The review period is generally described as six years from the date the services are provided but could be expanded to ten years under certain circumstances if fraud is found to have existed at the time of original billing. In the event that there are adjustments relating to the period prior to the Closing, we may be required to reimburse the Purchasers for the amount of such adjustments, which could adversely affect our business and financial condition. Payments we receive in respect of Medicaid and Medicare can be retroactively adjusted after a new examination during the claims settlement process or as a result of pre- or post-payment audits. Federal, state and local government payors may disallow our requests for reimbursement based on determinations that certain costs are not reimbursable because proper documentation was not provided or because certain services were not covered or deemed necessary. In addition, other third-party payors may reserve rights to conduct audits and make reimbursement adjustments in connection with or exclusive of audit activities. Significant adjustments as a result of these audits could adversely affect our revenues and profitability.

If we fail to meet any of the conditions of participation or coverage with respect to state licensure or our participation in Medicaid, Medicaid waiver, Medicare programs, Veterans Health Administration programs and other state and local governmental programs, we may receive a notice of deficiency from the applicable surveyor or authority. Failure to institute a plan of action to correct the deficiency within the period provided by the surveyor or authority could result in civil or criminal penalties, the imposition of fines or other sanctions, damage to our reputation, cancellation of our agreements, suspension or revocation of our licenses or disqualification from federal and state reimbursement programs. These actions may adversely affect our ability to provide certain services, to receive payments from other payors and to continue to operate. Additionally, actions taken against one of our locations may subject our other locations to adverse consequences. We may also fail to discover all instances of noncompliance by our acquisition targets, which could subject us to adverse remedies once those acquisitions are complete. Any termination of one or more of our locations from any federal, state or local program for failure to satisfy such program’s conditions of participation could adversely affect our net service revenues and profitability.

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

Under the RAC program, third party firms engaged by CMS conduct extensive reviews of claims data and non-medical and other records to identify potential improper payments under Medicare. In recent years, federal and state civil and criminal enforcement agencies have heightened and coordinated their oversight efforts related to the healthcare industry, including with respect to referral practices, cost reporting, billing practices, joint ventures and other financial relationships among health care providers. Medicare added the ZPIC program for audits.

Although we have invested substantial time and effort in implementing policies and procedures to comply with laws and regulations, we could be subject to liabilities arising from violations. A violation of the laws governing our operations, or changes in the interpretation of those laws, could result in the imposition of fines, civil or criminal penalties, the termination of our rights to participate in federal and state-sponsored programs or the suspension or revocation of our licenses to operate or could trigger substantial liability under our indemnification obligations described above. If we become subject to material fines or if other sanctions or other corrective actions are imposed upon us, we may suffer a substantial reduction in revenues.

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

In addition, in connection with the sale of our Home Health Business, we granted a license to the Purchasers that allows them to use certain of our intellectual property, including the Addus name, for the provision of skilled nursing and related physical therapy healthcare services to individuals in their homes and hospice services in California, Illinois, Arkansas, South Carolina and Nevada. Although the use of the intellectual property is required to be consistent and at least equal to the level of quality and brand perception prior to the sale, we do not have operational control over the Purchasers. As a result, home health agencies operated by the Purchasers may not be operated in a manner consistent with the standards we uphold at our agencies. If such agencies do not maintain operational standards consistent with the standards we demand of our agencies, the image and brand reputation of Addus may suffer and our business may be materially affected.

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

Our growth strategy includes geographical expansion into new markets and the addition of new services in existing markets through the acquisition of local service providers. These acquisitions involve significant risks and uncertainties, including difficulties assimilating acquired personnel and other corporate cultures into our business, the potential loss of key employees or consumers of acquired providers, and the assumption of liabilities and exposure to unforeseen liabilities of acquired providers. In the past, we have made acquisitions that have not performed as expected or that we have been unable to successfully integrate with our existing operations. In addition, our due diligence review of acquired businesses may not successfully identify all potential issues. For example, we were unable to fully integrate one acquired business because we were unable to procure a necessary government endorsement. The failure to effectively integrate future acquisitions could have an adverse impact on our operations.

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

At December 31, 2012 and December 31, 2011, we had cash balances of $1.7 million and $2.0 million, respectively. As of December 31, 2012, we had $16.3 million outstanding on our credit facility. After giving effect to the amount drawn on our credit facility, approximately $7.4 million of outstanding letters of credit and borrowing limits based on an advanced multiple of adjusted EBITDA, we had $27.1 million available for borrowing under the credit facility as of December 31, 2012. Since our credit facility provides for borrowings based on a multiple of an EBITDA ratio, any declines experienced in our EBITDA would result in a decrease in our available borrowings under our credit facility.

We cannot predict the timing, size and success of our acquisition efforts, our efforts to expand into new geographic regions or the associated capital commitments. If we do not have sufficient cash resources or availability under our credit facility, our growth could be limited unless we obtain additional equity or debt financing. In the future, we may elect to issue additional equity securities in conjunction with raising capital, completing an acquisition or expanding into a new geographic region. Such issuances would be dilutive to existing shareholders. In addition, our credit facility prohibits us from consummating more than three acquisitions in any calendar year, and, in any event, does not permit the purchase price for any one acquisition to exceed $500,000, in each case without the consent of the lenders. The consideration we paid in connection with nine of the 12 acquisitions we completed exceeded $500,000. In addition, our credit facility requires, among other things, that we are in pro forma compliance with the financial covenants set forth therein and that no event of default exists before and after giving effect to any proposed acquisition. Our ability to expand in a manner consistent with historic practices may be limited if we are unable to obtain such consent from our lenders.

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

Divestitures could negatively affect our continuing business.

We sold the Home Health Business to the Purchasers, effective March 1, 2013. We expect that the sale of the Home Health Business will enable us to realize certain long-term cost savings from reduced administrative overhead and headcount, however, there can be no assurances that these cost savings will be achieved in full or at all. Our assumptions underlying estimates of anticipated cost savings may be inaccurate and projected cost savings may therefore fall short of targets. In addition, future business conditions and events may impede our ability to continue to realize any benefits of our divestiture. Divestitures involve a number of risks and present financial, managerial and operational challenges, including diversion of management attention from running our core businesses, increased expense and potential disputes with the acquirers of the divested business. We may not successfully manage these or other risks we may confront in divesting a business, which could have an adverse effect on our continuing business.

As a result of the indemnification provisions of the Home Health Purchase Agreement pursuant to which we sold Home Health Business, we may incur expenses and liabilities related to periods up to the date of sale or pursuant to our other indemnification obligations thereunder.

As a result of the indemnification provisions of the Home Health Purchase Agreement pursuant to which we sold the Home Health Business, we have agreed to indemnify the Purchasers for, among other things, (i) penalties, fines, judgments and settlement amounts arising from a violation of certain specified statutes, including the False Claims Act, the Civil Monetary Penalties Law, the federal Anti-Kickback Statute, the Ethics in Patient Referral Act or any state law equivalent in connection with the operation of the Home Health Business prior to the Closing, and (ii) any liability related to the failure of any reimbursement claim submitted to certain government programs for services rendered by the Home Health Business prior to the Closing to meet the requirements of such government programs, or any violation prior to the Closing of any health care laws. Such liabilities include amounts to be recouped by, or repaid to, such government programs as a result of improperly submitted claims for reimbursement or those discovered as a result of audits by investigative agencies. All services that we have provided that have been or may be reimbursed by Medicare are subject to retroactive adjustments and/or total denial of payments received from Medicare under various review and audit provisions included in the program regulations. The review period is generally described as six years from the date the services are provided but could be expanded to ten years under certain circumstances if fraud is found to have existed at the time of original billing. In the event that there are adjustments relating to the period prior to the Closing, we may be required to reimburse the Purchasers for the amount of such adjustments, which could adversely affect our business and financial condition.

In addition, pursuant to the Home Health Purchase Agreement, we are obligated to indemnify the Purchasers for breaches of representations, warranties and covenants, certain taxes and liabilities related to the pre-Closing period (other than specifically identified assumed liabilities). Any liability we have to the Purchasers under the Home Health Purchase Agreement could adversely affect our results of operations.

Our business may be harmed by labor relations matters.

We are subject to a risk of work stoppages and other labor relations matters because our hourly workforce is highly unionized. As of December 31, 2012, approximately 73% of our hourly workforce was represented by two national unions, including the Service Employees International Union, which is our largest union. Our local labor agreements will be negotiated as they expire, which will occur at various times through 2013. Upon expiration of these collective bargaining agreements, we may not be able to negotiate labor agreements on satisfactory terms with these labor unions. A strike, work stoppage or other slowdown could result in a disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business. Labor costs are the most significant component of our total expenditures and, therefore, an increase in the cost of labor could significantly harm our business.

We are subject to federal and state laws that govern our financial relationships with physicians and other health care providers, including potential or current referral sources.

We are required to comply with federal and state laws, generally referred to as “anti-kickback laws,” that prohibit certain direct and indirect payments or other financial arrangements that are designed to encourage the referral of patients to a particular medical services provider. In addition, certain financial relationships, including ownership interests and compensation arrangements, between physicians and providers of designated health services, such as our company, to whom those physicians refer patients, are prohibited by the Stark Law and similar state laws. Under both the Stark Law, there are a number of exceptions that permit certain carefully constrained relationships. Courts or regulatory agencies may interpret the federal Anti-Kickback Law, the Stark Law and similar state laws regulating relationships between health care providers and physicians in ways that will implicate our business. Provisions in the Health Reform Act make it easier to prosecute an Anti-Kickback Law violation as it is no longer necessary for the government to prove that a person had the specific intent to violate the statute. The Health Reform Act permits the government or a whistleblower to file an action under the False Claims Act if there an arrangement that violates the Anti-Kickback Law. In addition, the DHHS may withhold payments if it believes in its discretion that there is credible evidence of fraud. Violations of these laws could lead to fines and exclusions or other sanctions that could have a material adverse effect on our business.

We are required to comply with laws governing the transmission privacy, and security of health information.

HIPAA requires us to comply with standards for the exchange of health information within our company and with third parties, such as payors, business associates and consumers. These include standards for common health care transactions, such as claims information, plan eligibility, payment information, the use of electronic signatures, unique identifiers for providers, employers, health plans and individuals and security, privacy and enforcement. The HITECH Act amended HIPAA to impose new requirements for protecting the privacy and security of individuals’ health information, requirements to notify individuals and in some circumstances the media if there is a breach of individuals’ health information, and imposed a four-tier system of enhanced financial penalties. While we believe that we protect individuals’ health information, if our information systems are breached, we may experience reputational harm that could adversely affect our business. Recently, the OCR, which is charged with enforcement of HIPAA, has imposed substantial fines and compliance requirements on covered entities whose employees improperly disclosed individuals’ health information. On January 25, 2013, OCR issued long-awaited regulations implementing the HITECH Act requirements. The regulations became effective March 26, 2013, with a deferred compliance date for most provisions of September 23, 2013.

Violations of the HIPAA privacy and security standards may result in civil or criminal penalties depending upon the nature of the violation. The HITECH Act provides for increased civil penalties for violations under HIPAA. Civil penalties are tiered according to conduct, from $100-$50,000 per violation with a maximum penalty of $1.5 million per year for the identical violation. Criminal penalties can apply to employees of covered entities or other individuals who knowingly access, use or disclose protected health information for improper purposes with tiered fines of up to $250,000 and imprisonment for up to ten years. The OCR has stepped up enforcement of HIPAA violations and auditing of covered entities and has imposed significant financial and other penalties on entities that have violated the law. Failure to comply with HIPAA could result in fines and criminal and civil penalties that could have a material adverse effect on us.

Our operations subject us to risk of litigation.

Operating in the home and community based services industry exposes us to an inherent risk of wrongful death, personal injury, professional malpractice and other potential claims or litigation brought by our consumers and employees. Because we operate in this industry, from time to time, we are subject to claims alleging that we did not properly treat or care for a consumer that we failed to follow internal or external procedures that resulted in death or harm to a consumer or that our employees mistreated our consumers, resulting in death or harm. We are also subject to claims arising out of accidents involving vehicle collisions brought by consumers whom we are transporting or from employees driving to or from home visits. We operate five adult day centers which provide transportation for our elderly and disabled consumers. Each of our vehicles transports seven to 14 passengers to and from our locations. The concentration of consumers in one vehicle increases the risk of larger claims being brought against us in the event of an accident.

In addition, regulatory agencies may initiate administrative proceedings alleging violations of statutes and regulations arising from our services and seek to impose monetary penalties on us. We could be required to pay substantial amounts to respond to regulatory investigations or, if we do not prevail, damages or penalties arising from these legal proceedings. We also are subject to potential lawsuits under the False Claims Act or other federal and state whistleblower statutes designed to combat fraud and abuse in our industry. These lawsuits can involve significant monetary awards or penalties which may not be covered by our insurance. If our third-party insurance coverage and self-insurance coverage reserves are not adequate to cover these claims, it could have a material adverse effect on our business, results of operations and financial condition. Even if we are successful in our defense, civil lawsuits or regulatory proceedings could distract us from running our business or irreparably damage our reputation.

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

We also depend upon a proprietary payroll management system that includes a feature for general ledger population, tax reporting, managing wage assignments and garnishments, on-site check printing, direct-deposit paychecks and customizable heuristic analytical controls. If we experience a reduction or interruption in the performance, reliability or availability of our information systems, or fail to restore our information systems after such a reduction or interruption, our operations and ability to produce timely and accurate reports could be adversely affected. The operation of this system is dependent on the knowledge and talents of a limited number of company employees. Should these individuals terminate their employment, our ability to adequately support or maintain the system could be materially affected.

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

We do not have full redundancy of all of our information systems. Should our support center become inoperable as a result of a natural disaster or terrorist acts, it would take substantial amount of time and resources to restore our business to the current state of operation. This risk is becoming even more critical as we are centralizing more of our business operations. The disruption to the business would be material and would affect our operational and financial performance.

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

The agreements that govern our credit facility contain various covenants that limit our discretion in the operation of our business and we have agreed to negotiate new terms.

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

We have agreed, as a condition to receiving our lender’s consent to the sale of the Home Health Business, to renegotiate the terms of our current credit facility including a potential reduction in the amount of the maximum revolving loan limit and commitment. This could result in a reduction of our available credit or increases to our costs. These changes along with the restrictions in our current credit facility could impose significant operating and financial restrictions on our ability to take actions that may be in our best interests.

Our current principal stockholders have significant influence over us, and they could delay, deter or prevent a change of control or other business combination or otherwise cause us to take action with which you might not agree.

Eos Capital Partners III, L.P. and Eos Partners SBIC III, L.P., or the Eos Funds, together beneficially own approximately 37.2% of our outstanding common stock as of December 31, 2012. As a result, the Eos Funds have the ability to significantly influence all matters submitted to our stockholders for approval, including:

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

We must attract and retain qualified personnel in the markets in which we operate in order to provide our services. We compete for personnel with other providers of social and medical services as well as companies in other service-based industries. Competition may be greater for skilled personnel, such as regional and agency directors. Our ability to attract and retain personnel depends on several factors, including our ability to provide employees with attractive assignments and competitive benefits and salaries.

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

Goodwill and intangible assets with finite lives represent a significant portion of our assets. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill has been impaired. If as part of our annual review of goodwill and intangibles, we were required to write down all or a significant part of our goodwill and/or intangible assets, our net earnings and net worth could be materially adversely affected, which could affect our flexibility to obtain additional financing. In addition, if our assumptions used in preparing our valuations of our reporting units for purposes of impairment testing differ materially from actual future results, we may record impairment charges in the future and our financial results may be materially adversely affected. We had $50.5 million of goodwill and $6.4 million of intangible assets recorded on our consolidated balance sheet at December 31, 2012.

It is not possible at this time to determine if there will be any future impairment charge, or if there is, whether such charges would be material. We will continue to review our goodwill and other intangible assets for possible impairment. We cannot be certain that a downturn in our business or changes in market conditions will not result in an impairment of goodwill or other intangible assets and the recognition of resulting expenses in future periods, which could adversely affect our results of operations for those periods.

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

•

we have a small base of registered shares of common stock consisting of the 5.4 million shares we issued in our initial public offering (“IPO”), which represents approximately 49.8% of our total common shares outstanding, that could result in significant stock price movements upward or downward based on low levels of trading volume in our common stock;

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

As a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law. This section generally prohibits us from engaging in mergers and other business combinations with stockholders that beneficially own 15% or more of our voting stock, or with their affiliates, unless our directors or stockholders approve the business combination in the prescribed manner. However, because the Eos Funds acquired their shares prior to our IPO, Section 203 is currently inapplicable to any business combination with the Eos Funds or their affiliates. In addition, our amended and restated bylaws require that any stockholder proposals or nominations for election to our board of directors must meet specific advance notice requirements and procedures, which make it more difficult for our stockholders to make proposals or director nominations.

If we fail to achieve and maintain effective internal control over financial reporting, our business and stock price could be adversely impacted.

Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires our management to report on, and may require our independent registered public accounting firm to attest to, the effectiveness of our internal controls over financial reporting. Compliance with SEC regulations adopted pursuant to Section 404 of the Sarbanes Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting. As a smaller reporting company, we have historically been exempt from the requirement under Section 404(b) of the Sarbanes Oxley Act that an independent registered public accounting firm attest to the effectiveness of our internal controls over financial reporting. However, it is probable that we will be required to comply with the reporting requirements under Section 404(b) of the Sarbanes-Oxley Act in the near future since the value of our publicly held shares, those not controlled by insiders, has increased and may cross the threshold for becoming an accelerated filer. Compliance with Section 404 of the Sarbanes-Oxley Act our legal and financial compliance costs makes some activities more difficult, time-consuming or costly and may also place strain on our personnel, systems and resources.

The NASDAQ is circulating a proposed rule change to require all registered companies to have an internal audit function. We do not currently have an internal audit function. If passed this rule change would require us to make additions to our staff and/or engage third party consultants to be in compliance with this requirement.

Compliance with public reporting and Sarbanes-Oxley Act requirements requires us to continually evaluate the adequacy of, and in some cases expand our compliance, accounting and finance staff. In connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, we may identify deficiencies or material weaknesses that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. Implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers and employees, entail substantial costs to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. Moreover, if we fail to satisfy the requirements of Section 404 on a timely basis, we could be subject to regulatory scrutiny and sanctions, our ability to raise capital could be impaired, investors may lose confidence in the accuracy and completeness of our financial reports and our stock price could be adversely affected. In addition, we could have undetected internal control weaknesses and deficiencies if we continue to not be required to comply with Section 404(b) of the Sarbanes-Oxley Act, which would require our independent registered public accounting firm to attest to the effectiveness of our internal controls over financial reporting.

Compliance with changing regulations including specific program compliance, corporate governance and public disclosure will result in additional expenses and pose challenges for our management team.

The state agencies who contract for our services require our compliance with various rules and regulations affecting the services we provide. We have a compliance officer who monitors and reports on our efforts for achieving the desired results. State agencies are recommending increased rules and regulations in an effort to control the growth of these programs and their overall costs. The implementation of these changes may require the Company to increase their efforts to remain compliant, may reduce the authorizations for services to be provided, may result in certain consumers no longer being eligible for our services all of which may result in lower revenues and increased costs, reducing our operating performance and profitability. If we continue to serve our consumers without addressing these increased regulations we are at risk for non-compliance with program requirements and potential penalties.

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

The availability of funds under the revolving credit portion of our credit facility is based on the lesser of (i) the product of adjusted EBITDA, as defined, for the most recent 12-month period multiplied by the specified advance multiple, up to 3.25, less the outstanding senior indebtedness and letters of credit or (ii) $55.0 million less the outstanding revolving loans and letters of credit. As of December 31, 2012 our total availability under our credit facility was $27.1 million.

The current Federal and state economic and reimbursement environments and state budgetary pressures to decrease or eliminate services we provide could negatively affect our future earnings. This decrease in earnings would reduce the availability of funds under our credit facility which could have a negative impact on our future operating results.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	PROPERTIES

We do not own any real property. As of December 31, 2012, we operated at 118 leased properties including our National Support Center. Home and community based services are operated out of 96 of these facilities, while the Home Health Business, which was sold effective March 1, 2013, was operated out of 22 of these facilities. As part of the sale of the Home Health Business, nine of the leased facilities were assigned to the Purchasers and all or a portion of 13 of the facilities were subleased to the Purchasers. We lease approximately 27,462 square feet of an office building in Palatine, Illinois, which serves as our corporate headquarters, from a member of our board of directors and the former Chairman of Addus HealthCare.

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

	High	Low
2012
Fourth Quarter	$7.49	$5.25
Third Quarter	5.38	4.29
Second Quarter	5.30	3.67
First Quarter	5.05	3.21

2011
Fourth Quarter	$4.08	$3.25
Third Quarter	6.10	4.02
Second Quarter	6.09	4.98
First Quarter	5.23	4.15

Holders

As of December 31, 2012, 46.8% of our shares were held by Company insiders. An additional 23.4% of the stock was held by 10 institutional investors. The total number of record holders as of December 31, 2012 was 30.

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

Equity Compensation Plan

The following table presents securities authorized for issuance under our equity compensation plans at December 31, 2012.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column) (3)
Equity Compensation Plans Approved by Security Holders	638,629	$8.11	981,127
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	638,629	$8.11	981,127

(1)	Includes both grants of stock options and unvested share awards.

(2)	Includes weighted-average exercise price of outstanding stock options only.

(3)	Represents shares of common stock that may be issued pursuant to our 2006 stock incentive plan (the “2006 Plan”) or our 2009 stock incentive plan (the “2009 Plan”). We do not plan on issuing any further grants under the 2006 Plan. There are 435,068 shares of common stock that may be issued pursuant to the 2009 Plan.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial information derived from our consolidated financial statements for the periods and at the dates indicated. The information is qualified in its entirety by and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net service revenues (1)	$244,315	$230,105	$230,099	$219,921	$197,885
Cost of service revenues	180,264	168,632	170,376	162,734	147,293

Gross profit	64,051	61,473	59,723	57,187	50,592
General and administrative expenses (4)	46,362	45,858	47,042	45,137	38,564
Revaluation of contingent consideration (6)	—	(469)	—	—	—
Gain on sale of agency	(495)	—	—	—	—
Depreciation and amortization	2,521	3,167	3,408	4,144	5,159

Total operating expenses	48,388	48,556	50,450	49,281	43,723

Operating income from continuing operations	15,663	12,917	9,273	7,906	6,869
Interest income (7)	(155)	(2,263)	(155)	—	—
Interest expense (2)	1,723	2,524	3,159	6,773	5,755

Total interest expense, net	1,568	261	3,004	6,773	5,755
Income from continuing operations before income taxes	14,095	12,656	6,269	1,133	1,114
Income tax expense (benefit)	4,807	4,244	1,902	(94)	(454)

Net income from continuing operations	9,288	8,412	4,367	1,227	1,568
Less: Preferred stock dividends, undeclared subject to payment upon conversion; declared and converted in November 2009	—	—	—	(5,387)	(4,270)

Net income (loss) from continuing operations attributable to common shareholders	9,288	8,412	4,367	(4,160)	(2,702)

Discontinued Operations
Net income (loss) from home health business (5)	(1,653)	(10,393)	1,661	2,375	2,455

Net income (loss)	$7,635	$(1,981)	$6,028	$(1,785)	$(247)

Basic and diluted income (loss) per common share:
Continuing operations	$0.86	$0.78	$0.41	$(1.54)	$(2.65)
Discontinued operations	(0.15)	(0.96)	0.16	0.88	2.41

Basic and diluted income (loss) per common share:	$0.71	$(0.18)	$0.57	$(0.66)	$(0.24)

Weighted average number of common shares and potential common shares outstanding:
Basic	10,764	10,752	10,604	2,707	1,019
Diluted	10,784	10,752	10,606	2,707	1,019

	2012	2011	2010	2009	2008
Key Metrics:
General:
Adjusted EBITDA (in thousands) (3)	$15,786	$15,200	$16,293	$16,985	$17,212
States served at period end	19	19	19	16	16
Locations at period end	96	96	107	101	101
Employees at period end	13,836	12,463	11,716	10,940	10,371
Operational Data:
Average billable census	25,104	23,877	23,743	22,768	22,935
Billable hours (in thousands)	14,388	13,504	13,599	13,377	12,636
Average billable hours per census per month	48	47	48	49	46
Billable hours per business day	55,126	51,938	52,103	51,253	48,414
Revenues per billable hour	$16.98	$17.04	$16.92	$16.44	$15.66

Percentage of Revenues by Payor:
State, local or other governmental	95%	94%	93%	94%	95%
Commercial	1	1	1	1	1
Private duty	4	5	6	5	4

	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Balance Sheet Data:
Cash	$1,737	$2,020	$816	$518	$6,113
Accounts receivable, net of allowances	71,303	72,368	70,954	70,491	49,237
Goodwill and intangibles	56,906	58,739	77,500	72,564	64,961
Total assets	149,857	154,692	166,924	161,315	135,748
Total debt	16,458	31,527	45,185	49,239	63,176
Stockholders’ equity	94,417	86,441	88,091	80,567	34,575

(1)	Acquisitions completed in 2010 included in 2011 accounted for $4.9 million of growth in net service revenues from continuing operations for the year ended December 31, 2011 compared to the year ended December 31, 2010, and included $4.6 million of growth in net service revenues from continuing operations for the year ended December 31, 2010 compared to the year ended December 31, 2009. Acquisitions completed in 2008 included in 2009 accounted for $3.7 million of growth in net service revenues from continuing operations for the year ended December 31, 2009 compared to the year ended December 31, 2008.

(2)	During 2009 we incurred one-time charges relating to our IPO which included $1.2 million of separation costs related to the former Chairman of Addus HealthCare which was charged to general and administrative expenses; a charge to interest expense pursuant to a contingent payment agreement in which an amount equal to $12.7 million was paid upon the completion of our IPO, of which $1.8 million was deemed interest expense; and the write-off of $0.8 million in unamortized debt issuance costs relating to our former credit facility that was charged to interest expense.

(3)	We define Adjusted EBITDA as earnings before goodwill and intangible asset impairment charge, revaluation of contingent consideration, net interest (income) expense, taxes, depreciation, amortization, and stock-based compensation expense. Adjusted EBITDA is a performance measure used by management that is not calculated in accordance with generally accepted accounting principles in the United States (GAAP). It should not be considered in isolation or as a substitute for net income, operating income or any other measure of financial performance calculated in accordance with GAAP.

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

•

We adopted ASC Topic 718 “Share-Based Payment,” on September 19, 2006, the effective date of our 2006 Plan, and recorded stock-based compensation expense of $0.3 million per year for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, respectively. By comparing our Adjusted EBITDA in different periods, our investors can evaluate our operating results without stock-based compensation expense, which is a non-cash expense that is not a key measure of our operations.

In addition, management has chosen to use Adjusted EBITDA as a performance measure because the amount of non-cash expenses, such as depreciation, amortization and stock-based compensation expense, may not directly correlate to the underlying performance of our business operations, and because such expenses can vary significantly from period to period as a result of new acquisitions, full amortization of previously acquired tangible and intangible assets or the timing of new stock-based awards, as the case may be. This facilitates internal comparisons to historical operating results, as well as external comparisons to the operating results of our competitors and other companies in the home and community based services industry. Because management believes Adjusted EBITDA is useful as a performance measure, management uses Adjusted EBITDA:

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

•	to evaluate the effectiveness of business strategies, such as the allocation of resources, the mix of organic growth and acquisitive growth and adjustments to our payor mix;

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

•	Adjusted EBITDA does not reflect any goodwill and intangible asset impairment charges;

•	Adjusted EBITDA does not reflect any revaluation of contingent consideration;

•	Adjusted EBITDA does not reflect any preferred stock dividends;

•	Adjusted EBITDA does not reflect any stock based compensation; and

•	other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Management compensates for these limitations by using GAAP financial measures in addition to Adjusted EBITDA in managing the day-to-day and long-term operations of our business. We believe that consideration of Adjusted EBITDA, together with a careful review of our GAAP financial measures, is the most informed method of analyzing our company.

The following table sets forth a reconciliation of net income, the most directly comparable GAAP measure, to Adjusted EBITDA:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Reconciliation of Adjusted EBITDA to net income (loss):
Net income (loss)	$7,635	$(1,981)	$6,028	$(1,785)	$(247)
Preferred stock dividends	—	—	—	5,387	4,270
Goodwill and intangible asset impairment charge	—	15,989	—	—	—
Revaluation of contingent consideration	—	(469)	—	—	—
Interest income	(155)	(2,263)	(155)	—	—
Interest expense	1,723	2,524	3,159	6,773	5,755
Income tax expense (benefit) from continuing and discontinued operations	3,708	(2,485)	2,960	1,400	1,070
Depreciation and amortization	2,534	3,554	4,046	4,913	6,092
Stock-based compensation expense	341	331	255	297	272

Adjusted EBITDA	$15,786	$15,200	$16,293	$16,985	$17,212

The selected historical consolidated statements of operations data for the fiscal years ended December 31, 2012, 2011 and 2010 and the balance sheet data as of December 31, 2012 and 2011, were derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated statements of operations data for the years ended December 31, 2009 and 2008, and the balance sheet data as of December 31, 2009 and 2008 were derived from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

(4)	Adjusted EBITDA for 2009 includes a $1.2 million charge related to the separation agreement with the former Chairman of Addus HealthCare.

(5)	During December 2012, in anticipation of the sale of the Home Health Business we reported the operating results of our Home Health Business as discontinued operations. On February 7, 2013, we entered into the Home Health Purchase Agreement with the Purchasers. In 2011, we determined that all of the $16.0 million allocated to goodwill and intangible assets for our home health reportable unit was impaired and recorded an impairment loss of $16.0 million.

(6)	Adjusted EBITDA for 2011 includes a $0.5 million non-cash gain for the revaluation of contingent consideration originally estimated for the purchase of assets from Advantage.

(7)	Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received. We recorded prompt payment interest income of $0.2 million, $2.3 million and $0.2 million in the years ended December 31, 2012, 2011 and 2010, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a comprehensive provider of home and community based services, which are primarily social in nature and are provided in the home, focused on the dual eligible population. Our services include personal care and assistance with activities of daily living, and adult day care. Our consumers are individuals with special needs who are at risk of hospitalization or institutionalization, such as the elderly, chronically ill and disabled. Our payor clients include federal, state and local governmental agencies, commercial insurers and private individuals. We provide home and community based services through over 96 locations across 19 states to over 25,000 consumers.

Effective March 1, 2013, we sold substantially all of the assets used in our Home Health Business in Arkansas, Nevada and South Carolina, and 90% of the Home Health Business in California and Illinois, to the Purchasers for a cash purchase price of approximately $20 million. We retained a 10% ownership interest in the Home Health Business in California and Illinois. The assets sold included 19 home health agencies and two hospice agencies in five states. Through these home health agencies, we previously provided physical, occupational and speech therapy, as well as skilled nursing services, to pediatric, adult infirm and elderly patients. We are also holding as assets for sale two agencies located in Idaho and Pennsylvania. The results of the Home Health Business sold or held for sale are reflected as discontinued operations for all periods presented herein. Continuing operations include the results of operations previously included in our home & community segment and three agencies previously included in our home health segment. Following the sale of the Home Health Business, we manage and internally report our business in one segment.

We believe the sale of the Home Health Business substantially positions us for future growth. The sale allows us to focus both management and financial resources to address changes in the home and community based services industry and to address the needs of managed care organizations as they become responsible for state sponsored programs. We have improved our financial performance by lowering our administrative costs and concentrating our efforts on the business that is growing and providing all of our profitability and disposing of the business that was unprofitable. We have improved our overall financial position by eliminating our debt and adding substantial amounts in cash reserves to our balance sheet. A summary of our results for 2012 and 2011 are provided in the table below:

	2012	2011	Percent Change
Net service revenues – continuing operations	$244,315	$230,105	6.2%
Net service revenues – discontinued operations	38,822	42,995	(9.7)%

Net income from continuing operations	9,288	8,412	10.4%
(Loss) from discontinued operations	(1,653)	(10,393)	N/A

Net income (loss)	$7,635	$(1,981)	N/A

The home and community based services we provide are primarily social in nature and include assistance with bathing, grooming, dressing, personal hygiene and medication reminders, and other activities of daily living. We provide these services on a long-term, continuous basis, with an average duration of approximately 17 months per consumer. Our adult day centers provide a comprehensive program of skilled and support services and designated medical services for adults in a community-based group setting. Services provided by our adult day centers include social activities, transportation services to and from the centers, the provision of meals and snacks, personal care and therapeutic activities such as exercise and cognitive interaction.

We utilize a coordinated care model that is designed to enhance consumer outcomes and satisfaction as well as lower the cost of acute care treatment and reduce service duplication. Through our coordinated care model, we utilize our home care aides to observe and report changes in the condition of our consumers for the purpose of early intervention in the disease process, thereby preventing or reducing the cost of medical services by avoiding emergency room visits, and/or reducing the need of hospitalization. These changes in condition are evaluated by appropriately trained managers and referred to appropriate medical personnel including the primary care physicians and managed care plans for treatment and follow-up. We will coordinate the services provided by our team with those of selected health care agencies. We believe this approach to the provision of care to our consumers and the integration of our services into the broader healthcare industry is particularly attractive to managed care providers and others who are ultimately responsible for the healthcare needs of our consumers and over time will increase our business with them.

Our ability to grow our net service revenues is closely correlated with the number of consumers to whom we provide our services. Our continued growth depends on our ability to maintain our existing payor client relationships, establish relationships with new payors, enter into new contracts and increase our referral sources. Our continued growth is also dependent upon the authorization by state agencies of new consumers to receive our services. We believe there are several market opportunities for growth. The U.S. population of persons aged 65 and older is growing, and the U.S. Census Bureau estimates that this population will more than double by 2050. Additionally, we believe the overwhelming majority of individuals in need of care generally prefer to receive care in their homes or community-based settings. Finally, we believe the provision of home and community based services is more cost-effective than the provision of similar services in an institutional setting for long-term care.

We have historically grown our business primarily through organic growth, complemented with selective acquisitions. Our acquisitions have historically been focused on facilitating entry into new states.

On July 26, 2010, we entered into an Asset Purchase Agreement (the “Purchase Agreement”), pursuant to which we acquired the operations and certain assets of Advantage Health Systems, Inc., a South Carolina corporation (“Advantage”). Advantage is a provider of home and community based services in South Carolina and Georgia, which expanded our services across 19 states. The total consideration payable pursuant to the Purchase Agreement was $8.3 million, comprised of $5.1 million in cash, common stock consideration with a deemed value of $1.2 million resulting in the issuance of 248,000 common shares, a maximum of $2.0 million in future cash consideration subject to the achievement of certain performance targets set forth in an earn-out agreement and the assumption of certain specified liabilities. In April 2011, we paid the first earn-out payment of $0.5 million to the sellers of Advantage. During the fourth quarter of 2011 we completed a revaluation of the remaining contingent earn-out obligation and recorded a reduction of approximately $0.5 million with a remaining obligation of $0.7 million as of December 31, 2012.

Business

The results of the Home Health Business sold are reflected as discontinued operations for all periods presented herein. Continuing operations include the results of operations previously included in our home & community segment and three agencies previously included in our home health segment. Following the sale of the Home Health Business, we manage and internally report our business in one segment. The following table presents our locations (including the locations disposed of in connection with the sale of our Home Health Business), acquisitions, start-ups and closures for the period January 1, 2010 to December 31, 2012:

Total
Total as previously reported December 31, 2010	129
Home health offices reported as discontinued operations in 2012	(22)

Total at December 31, 2010	107

Closed/Merged	(11)

Total at December 31, 2011	96

Start-up	1
Closed/Merged	(1)

Adjusted Total at December 31, 2012	96

As of December 31, 2012, we provided our home and community based services through 96 locations across 19 states.

Our payor clients are principally federal, state and local governmental agencies. The federal, state and local programs under which they operate are subject to legislative, budgetary and other risks that can influence reimbursement rates. Our commercial insurance carrier payor clients are typically for profit companies and are continuously seeking opportunities to control costs. We are seeking to grow our private duty business.

For 2012, 2011 and 2010, our payor revenue mix for continuing operations was:

	2012	2011	2010
State, local and other governmental programs	94.9%	93.5%	92.7%
Commercial	1.0	1.3	1.2
Private duty	4.1	5.2	6.1

	100.0%	100.0%	100.0%

We derive a significant amount of our net service revenues from our continuing operations in Illinois and California, which represented 64% and 7%; 58% and 8%; and 53% and 11% of our total net service revenues from continuing operations for the years ended December 31, 2012, 2011 and 2010, respectively.

A significant amount of our net service revenues from continuing operations are derived from one payor client, the Illinois Department on Aging, which accounted for 57%, 51% and 45% of our total net service revenues from continuing operations for the years ended December 31, 2011, 2010 and 2009, respectively.

We also measure the performance of our business using a number of different metrics. We consider billable hours, billable hours per business day, revenues per billable hour and the number of consumers, or census.

Components of our Statements of Operations

Net Service Revenues

We generate net service revenues from continuing operations by providing our services directly to individuals. We receive payment for providing such services from our payor clients, including federal, state and local governmental agencies, commercial insurers and private individuals.

Net service revenues from continuing operations are typically generated based on services rendered and reimbursed on an hourly basis. Our net service revenues from continuing operations were generated principally through reimbursements by state, local and other governmental programs which are partially funded by Medicaid programs, and to a lesser extent from private duty and insurance programs. Net service revenues from continuing operations are principally provided based on authorized hours, determined by the relevant agency, at an hourly rate, which is either contractual or fixed by legislation, and recognized as net service revenues at the time services are rendered.

Cost of Service Revenues

We incur direct care wages, payroll taxes and benefit-related costs from continuing operations in connection with providing our services. We also provide workers’ compensation and general liability coverage for these employees.

Employees are also reimbursed for their travel time and related travel costs.

General and Administrative Expenses

Our general and administrative expenses from continuing operations consist of expenses incurred in connection with our activities and as part of our central administrative functions.

Our general and administrative expenses from continuing operations consist principally of supervisory personnel, care coordination and office administration costs. These expenses include wages, payroll taxes and benefit-related costs; facility rent; operating costs such as utilities, postage, telephone and office expenses; and bad debt expense. We have initiated efforts to centralize administrative tasks currently conducted at the branch locations. The costs related to these initiatives are included in the general and administrative expenses from continuing operations. Other centralized expenses from continuing operations include administrative departments of accounting, information systems, human resources, billing and collections and contract administration, as well as national program coordination efforts for marketing and private duty. These expenses primarily consist of compensation, including stock-based compensation, payroll taxes, and related benefits; legal, accounting and other professional fees; rents and related facility costs; and other operating costs such as software application costs, software implementation costs, travel, general insurance and bank account maintenance fees.

Depreciation and Amortization Expenses

We amortize our intangible assets with finite lives, consisting of customer and referral relationships, trade names, trademarks and non-compete agreements, principally on accelerated methods based upon their estimated useful lives. Depreciable assets consist principally of furniture and equipment, network administration and telephone equipment, and operating system software. Depreciable and leasehold assets are depreciated or amortized on a straight-line method over their useful lives or, if less and if applicable, their lease terms.

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

Interest Expense

Interest expense from continuing operations consists of interest costs on our credit facility and other debt instruments.

Income Tax Expense

All of our income from continuing operations is from domestic sources. We incur state and local taxes in states in which we operate. The differences from the federal statutory rate of 34% are principally due to state taxes and the use of federal employment tax credits.

Discontinued Operations

Discontinued operations consists of the results of operations, net of tax for our Home Health Business that was sold effective March 1, 2013 and the results of operations for assets held for sale.

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

The following table sets forth, for the periods indicated, our consolidated results of operations.

	2012		2011		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)
Net service revenues	$244,315	100.0%	$230,105	100.0%	$14,210	6.2%
Cost of service revenues	180,264	73.8	168,632	73.3	11,632	6.9

Gross profit	64,051	26.2	61,473	26.7	2,578	4.2
General and administrative expenses	46,362	19.0	45,858	19.9	504	1.1
Revaluation of contingent consideration	—	—	(469)	(0.2)	469	(100.0)
Gain on sale of agency	(495)	(0.2)	—	—	(495)	*
Depreciation and amortization	2,521	1.0	3,167	1.4	(646)	(20.4)

Total operating expenses	48,388	19.8	48,556	21.1	(168)	(0.3)
Operating income from continuing operations	15,663	6.4	12,917	5.6	2,746	21.3

Interest income	(155)	(0.1)	(2,263)	(1.0)	2,108	(93.2)
Interest expense	1,723	0.7	2,524	1.1	(801)	(31.7)
Total interest expense, net	1,568	0.6	261	0.1	1,307	500.8

Income from continuing operations before income taxes	14,095	5.8	12,656	5.5	1,439	11.4
Income tax expense	4,807	2.0	4,244	1.8	563	13.3

Net income from continuing operations	9,288	3.8	8,412	3.7	876	10.4

Discontinued operations:
Earnings (loss) from home health business, net of tax	(1,653)	(0.7)	(10,393)	(4.5)	8,740	(84.1)

Net income (loss)	$7,635	3.1%	$(1,981)	(0.9)%	$9,616	485.4%

Business Metrics
Average billable census	25,104		23,877		1,277	5.1%
Billable hours (in thousands)	14,388		13,504		884	6.5
Average Billable hours per census per month	48		47		1	2.1
Billable hours per business day	55,126		51,938		3,188	6.1
Revenues per billable hour	$16.98		$17.04		$(0.06)	(0.4)%

*	Percentage information not meaningful

Net service revenues from state, local and other governmental programs accounted for 94.9% and 93.5% of net service revenues for 2012 and 2011, respectively. Private duty and, to a lesser extent, commercial payors accounted for the remainder of net service revenues.

Net service revenues increased $14.2 million, or 6.2%, to $244.3 million for 2012 compared to $230.1 million for the same period in 2011. The increase was primarily due to a 5.1% increase in average census increase and a related 6.5% increase in billable hours.

Gross profit, expressed as a percentage of net service revenues, decreased to 26.2% for 2012, from 26.7% in 2011. This decrease as a percent of revenue of 0.5% is primarily due to an increase in workers’ compensation costs as a result of an increase in average claim costs during 2012, partially offset by an increase in the average billed hours per census per month while leveraging the fixed wage cost for field staff.

General and administrative expenses, expressed as a percentage of net service revenues decreased to 19.0% for 2012, from 19.9% in 2011. General and administrative expenses increased to $46.4 million in 2012 as compared to $45.9 million in 2011. In 2012, we had cost increases in administrative wages, telecom and technology related costs, an increase in management bonuses, an increase in corporate infrastructure and consulting expenses for business development initiatives which were partially offset by a decrease in bad debt expense due to improved collections and a decrease in legal related expenses.

Depreciation and amortization, expressed as a percentage of net service revenues, decreased to 1.0% for 2012, from 1.4% in 2011. Amortization of intangibles, which are principally amortized using accelerated methods, totaled $1.7 million and $2.2 million for 2012 and 2011, respectively.

Interest Income

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, interest income. We received $0.2 million in prompt payment interest in 2012 and $2.3 million in 2011. While we may be owed additional prompt payment interest, the amount and timing of receipt of such payments remains uncertain and we have determined that we will continue to recognize prompt payment interest income when received. The state amended its prompt payment interest terms, effective July 1, 2011, which changed the measurement period for outstanding invoices from a 60-day to a 90-day outstanding period. We believe this change in terms will reduce future amounts paid for prompt payment interest.

Interest Expense

Interest expense was $1.7 million and $2.5 million for 2012 and 2011, respectively. Interest expense decreased $0.8 million primarily due to a reduction in outstanding debt.

Income Tax Expense (Benefit)

Our effective tax rates from continuing operations for 2012 and 2011 were 34.1% and 33.5%, respectively. The principal difference between the Federal and State statutory rates and our effective tax rate is the use of Federal employment opportunity tax credits. Our effective tax rate for 2012 does not include any earned 2012 Federal employment opportunity tax credits, which will be recognized in 2013 as the Federal employment opportunity tax credits were reinstated in January 2013.

Discontinued Operations

During the fourth quarter of fiscal year 2012, we announced that we were pursuing strategic alternatives for our Home Health Business, and in February 2013, we entered into the Home Health Purchase Agreement. Therefore, we have segregated the Home Health Business operating results and presented them separately as discontinued operations for all periods presented (see note 2 – “Discontinued Operations” of the Notes to the Consolidated Financial Statements included elsewhere herein).

See the table below that depicts the results of discontinued operations.

	2012		2011		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)
Net service revenues	$38,822	100.0%	$42,995	100.0%	$(4,173)	(9.7)%
Cost of service revenues	20,818	53.6	22,673	52.7	(1,855)	(8.2)

Gross profit	18,004	46.4	20,322	47.3	(2,318)	(11.4)
General and administrative expenses	20,743	53.4	21,068	49.0	(325)	(1.5)
Goodwill and intangible asset impairment charge	—	—	15,989	37.2	(15,989)	(100.0)
Depreciation and amortization	13	—	387	0.9	(374)	(96.6)

Operating income (loss) from discontinued operations	(2,752)	(7.1)	(17,122)	(39.8)	14,370	(83.9)

Income tax (benefit)	(1,099)	(2.8)	(6,729)	(15.7)	5,630	83.7

Net loss from discontinued operations	$(1,653)	(4.3)%	$(10,393)	(24.2)%	$8,740	(84.1)%

The losses were primarily due to reduced sales, higher costs to treat consumers and our inability to reduce fixed general and administrative costs at a rate consistent with revenue declines. We recorded an impairment charge of $16.0 million as part of discontinued operations in 2011 to reduce the carrying value of the related goodwill and intangible assets.

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

The following table sets forth, for the periods indicated, our consolidated results of operations.

	2011		2010		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)
Net service revenues	$230,105	100.0%	$230,099	100.0%	$6	0.0%
Cost of service revenues	168,632	73.3	170,376	74.0	(1,744)	(1.0)

Gross profit	61,473	26.7	59,723	26.0	1,750	2.9
General and administrative expenses	45,858	19.9	47,042	20.4	(1,184)	(2.5)
Revaluation of contingent consideration	(469)	(0.2)	—	—	(469)	*
Depreciation and amortization	3,167	1.4	3,408	1.5	(241)	(7.1)

Total operating expenses	48,556	21.1	50,450	21.9	(1,894)	(3.8)

Operating income from continuing operations	12,917	5.6	9,273	4.0	3,644	39.3

Interest income	(2,263)	(1.0)	(155)	(0.1)	(2,108)	1,360.0
Interest expense	2,524	1.1	3,159	1.4	(635)	(20.1)
Total interest expense, net	261	0.1	3,004	1.3	(2,743)	(91.3)

Income from continuing operations before income taxes	12,656	5.5	6,269	2.7	6,387	101.9
Income tax expense	4,244	1.8	1,902	0.8	2,342	123.1

Net income from continuing operations	8,412	3.7	4,367	1.9	4,045	92.6

Discontinued operations:
Earnings (loss) from home health business, net of tax	(10,393)	(4.5)	1,661	0.7	(12,054)	(725.7)

Net income (loss)	$(1,981)	(0.9)%	$6,028	2.6%	$(8,009)	(132.9)%

Business Metrics
Average billable census	23,877		23,743		134	0.6%
Billable hours (in thousands)	13,504		13,599		(95)	(0.7)
Average billable hours per census per month	47		48		(1)	(2.1)
Billable hours per business day	51,938		52,103		(165)	(0.3)
Revenues per billable hour	$17.04		$16.92		$0.12	0.7%

*	Percentage information not meaningful

Net service revenues from state, local and other governmental programs accounted for 93.5% and 92.7% of net service revenues from continuing operations for 2011 and 2010, respectively. Private duty and, to a lesser extent, commercial payors accounted for the remainder of net service revenues.

Net service revenues were consistent at $230.1 million for 2011 and 2010. Net service revenue included the Advantage acquisition, which contributed $4.9 million in service revenues for 2011 over 2010. Excluding $10.9 million and $10.5 million for 2011 and 2010, respectively, in revenue from the loss of certain programs, locations closed and the impact of the Advantage acquisition, organic revenue increased by $0.4 million, or 0.2%.

Gross profit, expressed as a percentage of net service revenues, increased by 0.7% to 26.7% for 2011, from 26.0% for 2010. This increase is primarily due to lower workers’ compensation and other insurance related costs.

General and administrative expenses, expressed as a percentage of net service revenues, decreased 0.5% to 19.9% for 2011, and from 20.4% for 2010. Excluding the general and administrative expenses attributable to Advantage, general and administrative expenses decreased by $2.0 million, or 4.3%, to $44.3 million for 2011 compared to $46.3 million for 2010. The decrease was primarily due to a reduction in wage related costs due to our focus on administrative staffing requirements and cost controls, a decrease in bad debt expense due to continued focus on collections, partially offset by an increase expenses related to corporate infrastructure and an increase in 2011 management bonus expense.

Depreciation and amortization, expressed as a percentage of net service revenues, decreased by 0.1% to 1.4% for 2011, from 1.5% for 2010. Amortization of intangibles, which are principally amortized using accelerated methods, totaled $2.2 million and $2.5 million for 2011 and 2010, respectively.

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

Income Tax Expense (Benefit)

Our effective tax rates for 2011 and 2010 were 33.5% and 32.9%, respectively. The increase in our 2011 effective tax rate is principally due to a State of Illinois tax increase that became effective at the beginning of 2011. The principal difference between the Federal and state statutory rates and our effective tax rate is the use of Federal employment opportunity tax credits.

Discontinued Operations

During the fourth quarter of fiscal year 2012, we announced that we were pursuing strategic alternatives for our Home Health Business, and in February 2013, we entered into the Home Health Purchase Agreement. Therefore, we have segregated the Home Health Business operating results and presented them separately as discontinued operations for all periods presented (see note 2 – “Discontinued Operations” of the Notes to the Consolidated Financial Statements included elsewhere herein).

See the table below that depicts the results of discontinued operations.

	2011		2010		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)
Net service revenues	$42,995	100.0%	$41,633	100.0%	$1,362	3.3%
Cost of service revenues	22,673	52.7	21,477	51.6	1,196	5.6

Gross profit	20,322	47.3	20,156	48.4	166	0.8
General and administrative expenses	21,068	49.0	16,799	40.4	4,269	25.4
Goodwill and intangible asset impairment charge	15,989	37.2	—	—	15,989	100.0
Depreciation and amortization	387	0.9	638	1.5	(251)	(39.3)

Operating income (loss) from discontinued operations	(17,122)	(39.8)	2,719	6.5	(19,841)	(729.7)

Income tax expense (benefit)	(6,729)	(15.7)	1,058	2.5	(7,787)	(736.0)

Net income (loss) from discontinued operations	$(10,393)	(24.2)%	$1,661	4.0%	$(12,054)	(725.7)%

* Percentage information not meaningful

Our general and administrative expense reflects investments made in 2011 for our expanded sales programs and the expansion of regional management oversight. The net income loss in 2011 as compared to 2010 was primarily due to new regulatory requirements which reduced overall profitability of the Home Health Business. We recorded an impairment charge of $16.0 million as part of discontinued operations in 2011 to reduce the carrying value of the related goodwill and intangible assets.

Liquidity and Capital Resources

Our discussion below regarding our liquidity and capital resources includes discontinued operations.

Overview

Our primary sources of liquidity are cash from operations and borrowings under our credit facility. At December 31, 2012 and December 31, 2011, we had cash balances of $1.7 million and $2.0 million, respectively.

As of December 31, 2012 we had $16.3 million outstanding under the revolving credit portion of our credit facility. After giving effect to the amount drawn on our credit facility, approximately $7.4 million of outstanding letters of credit, borrowing limits based on an advanced multiple of adjusted EBITDA and the Fourth Amendment, we had $27.1 million available for borrowing under the credit facility as of December 31, 2012.

We used $16.3 million of the proceeds from the sale of the Home Health Business to pay down the outstanding amount of the revolving credit facility during the first quarter of 2013. In addition, in consideration for our lender’s consent to the sale of the Home Health Business, we agreed to work in good faith to negotiate an amendment to our credit facility to amend certain provisions of the credit agreement, including a reduction in an amount to be determined of the maximum revolving loan limit and revolving loan commitment.

Cash flows from operating activities represent the inflow of cash from our payor clients and the outflow of cash for payroll and payroll taxes, operating expenses, interest and taxes. Due to its revenue deficiencies and financing issues, the State of Illinois has reimbursed us on a delayed basis with respect to our various agreements including with our largest payor, the Illinois Department on Aging. The open receivable balance from the State of Illinois increased by $5.7 million, from $47.4 million as of December 31, 2011 to $53.1 million as of December 31, 2012.

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

On March 18, 2010, we entered into the first amendment (the “First Amendment”) to our credit facility. The First Amendment (i) increased the maximum aggregate amount of revolving loans available to us by $5.0 million to $55.0 million, (ii) modified our maximum senior debt leverage ratio, defined as senior indebtedness divided by EBITDA as adjusted by the bank, from 2.75 to 1.0 to 3.00 to 1.0 for the twelve (12) month period ending March 31, 2010 and each twelve (12) month period ending on the last day of each fiscal quarter thereafter and (iii) increased the advance multiple used to determine the amount of the borrowing base from 2.75 to 3.00.

On March 18, 2010, we also amended our subordinated dividend notes that we issued on November 2, 2009 in the aggregate original principal amount of $12.9 million. Pursuant to the amendments, the dividend notes were amended to (i) extend the maturity date of the notes from September 30, 2011 to December 31, 2012, (ii) modify the amortization schedule of the notes to reduce the annual principal payment amounts from $4.5 million to $1.3 million in 2010; from $3.3 million to $2.5 million in 2011; and provide for total payments in 2012 of $4.1 million and (iii) permit, based on our leverage ratio, the prepayment of all or a portion of the principal amount of the notes, together with interest on the principal amount. Our subordinated dividend notes were repaid in full during the fourth quarter of 2012.

On July 26, 2010, we entered into a second amendment (the “Second Amendment”) to our credit facility. The Second Amendment provided for a $5.0 million term loan component of the credit facility, the proceeds of which were used to finance a portion of the purchase price payable in connection with our acquisition of certain assets of Advantage effective July 25, 2010. The term loan will be repaid in 24 equal monthly installments, which commenced February 2011. Interest on the term loan under the credit facility is payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 4.6% or the LIBOR rate for term periods of one, two, three or six months plus a margin of 4.6%. Interest will be paid monthly or at the end of the relevant interest period. The term loan was repaid when due on January 5, 2013. The total consideration payable pursuant to the Purchase Agreement was $8.3 million, comprised of $5.1 million in cash, common stock consideration with a deemed value of $1.2 million resulting in the issuance of 248,000 common shares, a maximum of $2.0 million in future cash consideration subject to the achievement of certain performance targets set forth in an earn-out agreement and the assumption of certain specified liabilities. In April 2011, we paid the first earn-out payment of $0.5 million to the sellers of Advantage. The second earn-out payment obligation was reviewed during the fourth quarter of 2011 and it was revalued at approximately $0.7 million. The sellers of Advantage disagree with our calculation of the second earn-out payment and the parties have agreed to have an arbitrator determine the amount of the second earn-out payment. The final payment is expected to be made during the second quarter of 2013.

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

During the fourth quarter of 2011, the lenders under our credit facility permitted us to add back approximately $1.8 million to adjusted EBITDA for the purpose of determining availability under the credit facility. The effect of the add back was to increase availability by approximately $5.8 million until March 1, 2012. On March 1, 2012, the add back allowance was reduced by $0.2 million and will continue to be reduced by $0.2 million on the first day of each month thereafter until the add back is eliminated, which will result in a reduction in availability of $0.65 million on the first day of each month thereafter until the add back is eliminated. This add back was eliminated on December 1, 2012. During the second quarter of 2012, the lenders under our credit facility agreed to a modified interpretation of the credit facility as it relates to the calculation of the fixed charge ratio, which provides us with increased flexibility in meeting this covenant.

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

Cash Flows

The following table summarizes historical changes in our cash flows for:

	2012	2011	2010
	(in thousands)
Net cash provided by operating activities	$15,405	$15,947	$10,703
Net cash used in investing activities	(619)	(1,051)	(6,200)
Net cash (used in) financing activities	(15,069)	(13,692)	(4,205)

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Net cash provided by operating activities was $15.4 million for 2012, compared to $15.9 million in 2011. This decrease in cash provided by operations was primarily due to an increase- in working capital accounts of $2.8 million, which was offset by a decrease in our operating income of $3.3 million, of which $2.1 million represents a decline in prompt payment interest received with the remainder predominantly driven from declines in our Home Health Business offset by increases in our home and community based services.

Net cash used in investing activities was $0.6 million for 2012. Our investing activities for 2012 were $0.5 million in net proceeds received for the sale of a home health agency and the purchase of $1.1 million of property and equipment. Our investing activities for 2011 were $0.6 million for capital expenditures and a $0.5 million earn-out payment for Advantage.

Net cash used in financing activities was $15.1 million for 2012 as compared to net cash used of $13.7 million in 2011. Our financing activities for 2012 were primarily driven by net payments of $8.5 million on the revolving credit portion of our credit facility, $4.1 million in payments on our subordinated dividend notes and $2.5 million in payments on our term loan. Our financing activities in 2011 were primarily driven by $8.5 million in payments on the revolving credit portion of our credit facility, $2.5 million in payments on subordinated dividend notes, $2.3 million in payments on our term loan, and $0.4 million in payments on other notes.

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

Outstanding Accounts Receivable

Our gross accounts receivable consists of $67.8 million from continuing operations and $8.0 million from discontinued operations which we retained. Outstanding accounts receivable, net of the allowance for doubtful accounts, decreased by $1.1 million as of December 31, 2012 as compared to December 31, 2011.

We establish our allowance for doubtful accounts to the extent it is probable that a portion or all of a particular account will not be collected. Our provision for doubtful accounts is estimated and recorded primarily by aging receivables utilizing eight aging categories and applying our historical collection rates to each aging category, taking into consideration factors that might impact the use of historical collection rates or payor groups, with certain large payors analyzed separately from other payor groups. In our evaluation of these estimates, we also consider other factors including: delays in payment trends in individual states due to budget or funding issues, billing conversions related to acquisitions or internal systems and resubmission of bills with required documentation and disputes with specific payors.

Our collection procedures include review of account agings and direct contact with our payors. We have historically not used collection agencies. An uncollectible amount, not governed by amount or aging, is written off to the allowance account only after reasonable collection efforts have been exhausted.

The following tables detail our accounts receivable before reserves by payor category, showing Illinois governmental payors separately, and the related allowance amount at December 31, 2012 and December 31, 2011:

	December 31, 2012
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(in thousands, except percentages)
Continuing Operations
Illinois governmental based programs	$38,339	$13,374	$1,076	$126	$52,915
Other state, local and other governmental programs	10,248	845	610	329	12,032
Private duty and commercial	1,936	360	127	401	2,824

	50,523	14,579	1,813	856	67,771

Aging % continuing operations	74.5%	21.5%	2.7%	1.3%
Discontinued Operations
Medicare	4,751	955	188	—	5,894
Other state, local and other governmental programs	340	109	58	—	507
Private duty and commercial	965	211	164	30	1,370
Illinois governmental based programs	128	19	35	45	227

	6,184	1,294	445	75	7,998

Total	$56,707	$15,873	$2,258	$931	$75,769

Aging % of total	74.9%	20.9%	3.0%	1.2%
Allowance for doubtful accounts					$4,466
Reserve as % of gross accounts receivable					5.9%

	December 31, 2011
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(in thousands, except percentages)
Continuing Operations
Illinois governmental based programs	$33,233	$11,969	$416	$1,110	$46,728
Other state, local and other governmental programs	11,205	1,235	1,038	1,807	15,285
Private duty and commercial	1,690	502	583	916	3,691

	46,128	13,706	2,037	3,833	65,704

Aging % continuing operations	70.2%	20.9%	3.1%	5.8%
Discontinued Operations
Medicare	6,109	2,991	991	17	10,108
Other state, local and other governmental programs	518	153	122	161	954
Private duty and commercial	1,225	393	355	149	2,122
Illinois governmental based programs	241	249	119	60	669

	8,093	3,786	1,587	387	13,853

Total	$54,221	$17,492	$3,624	$4,220	$79,557

Aging % of total	68.2%	22.0%	4.6%	5.2%
Allowance for doubtful accounts					$7,189
Reserve as % of gross accounts receivable					9.0%

We calculate our days sales outstanding (“DSO”) by taking the accounts receivable outstanding net of the allowance for doubtful accounts and deducting deferred revenues at the end of the period, divided by the total net service revenues for the last quarter, multiplied by the number of days in that quarter. The adjustment for deferred revenues relates to Medicare receivables which are recorded at the inception of each 60 day episode of care at the full requested anticipated payment (“RAP”) amount. Our DSOs from continuing and discontinued

operations were 86 days and 94 days at December 31, 2012 and December 31, 2011, respectively. The DSOs for our largest payor, the Illinois Department on Aging, at December 31, 2012 and December 31, 2011 were 122 days and 125 days, respectively.

Indebtedness

Credit Facility

Our credit facility provides a $55.0 million revolving line of credit expiring November 2, 2014, and provided for a $5.0 million term loan, which matured on January 5, 2013. The term loan was repaid in full during the fourth quarter of 2012. The revolving line of credit includes a $15.0 million sublimit for the issuance of letters of credit. Substantially all of the subsidiaries of Holdings are co-borrowers, and Holdings has guaranteed the borrowers’ obligations under the credit facility. The credit facility is secured by a first priority security interest in all of Holdings’ and the borrowers’ current and future tangible and intangible assets, including the shares of stock of the borrowers.

The availability of funds under the revolving credit portion of the credit facility, as amended, is based on the lesser of (i) the product of adjusted EBITDA, as defined, for the most recent 12-month period for which financial statements have been delivered under the credit facility agreement multiplied by the specified advance multiple, up to 3.25, less the outstanding senior indebtedness and letters of credit, and (ii) $55.0 million less the outstanding revolving loans and letters of credit. Interest on the revolving line of credit and term loan amounts outstanding under the credit facility is payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 4.6% or the LIBOR rate for term periods of one, two, three or six months plus a margin of 4.6%. Interest on the credit facility is paid monthly on or at the end of the relevant interest period, as determined in accordance with the credit facility agreement. We pay a fee equal to 0.5% per annum of the unused portion of the revolving portion of the credit facility. Issued stand-by letters of credit are charged at a rate of 2.0% per annum payable monthly. A balance of $16.3 million was outstanding on our credit facility as of December 31, 2012 and the total availability under the revolving credit loan facility was $27.1 million at December 31, 2012. The total availability under the revolving credit facility as of March 18, 2013 was $44.2 million.

The credit facility contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The credit facility also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum fixed charge coverage ratio, a requirement to stay below a maximum senior leverage ratio and a requirement to stay below a maximum permitted amount of capital expenditures, as well as restrictions on guarantees, indebtedness, liens, dividends, distributions, investments and loans, subject to customary carve outs, restrictions on Holdings’ and the borrowers’ ability to enter into transactions other than in the ordinary course of business, a restriction on the ability to consummate more than three acquisitions in any calendar year, or for the purchase price of any one acquisition to exceed $0.5 million, in each case without the consent of the lenders, restrictions on mergers, transfers of assets, acquisitions, equipment, subsidiaries and affiliate transactions, subject to customary carve outs, and restrictions on fundamental changes and lines of business. We were in compliance with all of our credit facility covenants at December 31, 2012.

During the fourth quarter of 2011, the lenders under our credit facility permitted us to add back approximately $1.8 million to adjusted EBITDA for the purpose of determining availability under the credit facility. The effect of the add back was to increase availability by approximately $5.8 million until March 1, 2012. On March 1, 2012, the add back allowance was reduced by $0.2 million and will continue to be reduced by $0.2 million on the first day of each month thereafter until the add back is eliminated, which will result in a reduction in availability of $0.65 million on the first day of each month thereafter until the add back is eliminated. This add back was eliminated on November 30, 2012. During the second quarter of 2012, the lenders under our credit facility agreed to a modified interpretation of the credit facility as it relates to the calculation of the fixed charge ratio, which provides us with increased flexibility in meeting this covenant.

We used $16.3. million of the proceeds from the sale of the Home Health Business to pay down the outstanding amount of the revolving credit facility during the first quarter of 2013. In addition, in consideration for our lender’s consent to the sale of the Home Health Business, we agreed to work in good faith to negotiate an amendment to our credit facility to amend certain provisions of the credit agreement, including a reduction in an amount to be determined of the maximum revolving loan limit and revolving loan commitment.

Dividend Notes

Prior to the completion of our IPO, we had 37,750 shares of series A preferred stock issued and outstanding, all of which were converted into shares of our common stock on November 2, 2009. Shares of our series A preferred stock accumulated dividends each quarter at a rate of 10%, compounded annually. We accrued these undeclared dividends because the holders had the option to convert their shares of series A preferred stock into common stock at any time with the accumulated dividends payable in cash or a note payable. Our series A preferred stock was converted into 4,077,000 shares of common stock in connection with the completion of our IPO on November 2, 2009. We paid $0.2 million of the $13.1 million outstanding accumulated dividends as of November 2, 2009 with the remaining $12.9 million being converted into 10% junior subordinated promissory notes, which we refer to as the dividend notes. The dividends notes were subordinated and junior to all obligations under our credit facility. Our dividend notes were repaid in full during the fourth quarter of 2012.

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

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

Revenue Recognition

The majority of our revenues for 2012 and 2011 from continuing operations are derived from Medicaid and Medicaid waiver programs under agreements with various state and local authorities. These agreements provide for a service term from one year to an indefinite term. Services are provided based on authorized hours, determined by the relevant state or local agency, at an hourly rate specified in the agreement or fixed by legislation. Services to other payors, such as private or commercial clients, are provided at negotiated hourly rates and recognized in net service revenues as services are provided. We provide for appropriate allowances for uncollectible amounts at the time the services are rendered.

Accounts Receivable and Allowance for Doubtful Accounts

We are paid for our services primarily by state and local agencies under Medicaid or Medicaid waiver programs, Medicare, commercial insurance companies and private individuals. While our accounts receivable are uncollateralized, our credit risk is somewhat limited due to the significance of governmental payors to our results of operations. Laws and regulations governing the governmental programs in which we participate are complex and subject to interpretation. Amounts collected may be different than amounts billed due to client eligibility issues, insufficient or incomplete documentation, services at levels other than authorized and other reasons unrelated to credit risk.

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, interest income. We received approximately $0.2 million and $2.3 million in prompt payment interest in 2012 and 2011, respectively. While we may be owed additional prompt payment interest, the amount and timing of receipt of such payments remains uncertain and we have determined that we will continue to recognize prompt payment interest income when received.

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

Goodwill

Our carrying value of goodwill is the residual of the purchase price over the fair value of the net assets acquired from various acquisitions, including the acquisition of Addus HealthCare, Inc. In accordance with ASC Topic 350, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are not amortized. Goodwill and indefinite lived intangible assets are required to be tested for impairment at least annually. We test goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. We may use a qualitative test, known as “Step 0” or a two-step quantitative method to determine whether impairment has occurred. We can elect to perform Step-0 an optional qualitative analysis and based on the results skip the remaining two steps. In 2012, we elected to implement Step 0 and were not required to conduct the remaining two step analysis.

In 2011, the Company elected to evaluate the goodwill via the two step methodology. The first step in the evaluation of goodwill impairment involves comparing the current fair value of each reporting unit to the recorded value, including goodwill. We used the combination of a discounted cash flow model (“DCF model”) and the market multiple analysis method to determine the current fair value of each reporting unit. The DCF model was prepared using revenue and expense projections based on our current operating plan. As such, a number of significant assumptions and estimates are involved in the application of the DCF model to forecast revenue growth, price changes, gross profits, operating expenses and operating cash flows. The cash flows were discounted using a weighted average cost of capital of 14.5%, which was management’s best estimate based on our capital structure and external industry data. As part of the second step of this evaluation, if the carrying value of goodwill exceeds its fair value, an impairment loss would be recognized.

In light of the current Federal and state economic and reimbursement environments and state budgetary pressures to decrease or eliminate services provided by us, we completed a preliminary assessment of the fair value of our two reporting units, home & community (continuing operations) and home health (discontinued operations), and the potential for goodwill impairment as of June 30, 2011. Our total stockholders’ equity as of

September 30, 2011 was significantly greater than our market capitalization, which was approximately $43.6 million based on 10,774,886 shares of common stock outstanding as of September 30, 2011. While the market capitalization of approximately $43.6 million was below our stockholders’ equity, the market capitalization metric is only one indicator of fair value. In our opinion, the market capitalization approach, by itself, is not a reliable indicator of the value for our company.

Based on the above factors and updates to our business projections and forecasts, and other factors, we determined that the estimated fair value of our discontinued operations was less than the net book value indicating that its allocated goodwill was impaired. The preliminary assessment for our continuing operations indicated that its fair value was greater than its net book value with no initial indication of goodwill impairment.

As permitted by ASC Topic 350, when an impairment indicator arises toward the end of an interim reporting period, we may recognize our best estimate of that impairment loss. Based on our preliminary analysis prepared as of June 30, 2011, we determined that all of the $13.1 million allocated to goodwill for the discontinued operations as of September 30, 2011 was impaired and we recorded a goodwill impairment loss in the third quarter of 2011. The goodwill impairment charge was noncash in nature and did not affect our liquidity or cash flows from operating activities. Additionally, the goodwill impairment had no effect on our borrowing availability or covenants under our credit facility agreement.

The preliminary analysis prepared as of June 30, 2011 was subject to the completion of our annual impairment test as of October 1, 2011. We completed our annual impairment test of goodwill as of October 1, 2011 and determined that no additional impairment charges or adjustments were required. The goodwill for our continuing operations was $50.7 million. Continuing operations had fair values in excess of carrying amounts of approximately $9.1 million, or 8.9% as of October 1, 2011.

Long-Lived Assets

We review our long-lived assets and finite lived intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine if impairment exists, we compare the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset, generally determined by discounting the estimated future cash flows. No impairment was recorded in 2012. Based on our 2011 assessment of fair value discussed above, we determined that all of the $2.3 million allocated to the discontinued operations finite lived intangibles were impaired.

Indefinite-lived Assets

We also have indefinite-lived assets that are not subject to amortization expense such as certificates of need and licenses to conduct specific operations within geographic markets. Our management has concluded that certificates of need and licenses have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and we intend to renew and operate the certificates of need and licenses indefinitely. The certificates of need and licenses are tested annually for impairment. No impairment was recorded in 2012. Based on our 2011 assessment of fair value discussed above, we determined that all of the $0.6 million allocated to discontinued operations certificates of need and licenses were impaired and recorded an impairment loss for 2011.

Workers’ Compensation Program

Our workers’ compensation insurance program has a $0.35 million deductible component. We recognize our obligations associated with this program in the period the claim is incurred. The cost of both the claims reported and claims incurred but not reported, up to the deductible, have been accrued based on historical claims experience, industry statistics and an actuarial analysis performed by an independent third party. We monitor our claims quarterly and adjust our reserves accordingly. These costs are recorded primarily in the cost of services caption in the consolidated statement of operations. Under the agreement pursuant to which we acquired Addus HealthCare, claims under our workers’ compensation insurance program that relate to December 31, 2005 or earlier are the responsibility of the selling shareholders in the acquisition, subject to certain limitations. In August 2010, the FASB issued Accounting Standards Update No 2010-24, Health Care Entities (Topic 954), “Presentation of Insurance Claims and Related Insurance Recoveries” (“ASU 2010-24”), which clarifies that companies should not net insurance recoveries against a related claim liability. Additionally, the amount of the claim liability should be determined without consideration of insurance recoveries. As of December 31, 2012 and December 31, 2011, we recorded $1.0 million and $1.8 million, respectively, in workers’ compensation insurance recovery receivables and a corresponding increase in its workers’ compensation liability. The workers’ compensation insurance recovery receivable is included in our prepaid expenses and other current assets on the balance sheet.

Interest Income

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the statement of operations caption, interest income. We received approximately $0.2 million and $2.3 million in prompt payment interest in 2012 and 2011, respectively. While we may be owed additional prompt payment interest, the amount and timing of receipt of such payments remains uncertain and we have determined that we will continue to recognize prompt payment interest income when received.

New Accounting Pronouncements

We do not believe any recently issued, but not yet effective, accounting standards will have a material effect on our consolidated financial position, results of operations or cash flows.

Contractual Obligations and Commitments

We had outstanding letters of credit of $7.4 million at December 31, 2012. These standby letters of credit benefit our third party insurer for our high deductible workers’ compensation insurance program. The amount of the letters of credit is negotiated annually in conjunction with the insurance renewals. We anticipate our commitment will increase as we continue to grow our business and more years become our responsibility as responsibility shifts from the former owners of Addus HealthCare to us.

The following table summarizes our cash contractual obligations as of December 31, 2012:

Contractual Obligations	Total	Less than 1 Year	1 - 2 Years	3 - 4 Years	More than 5 Years
	(in thousands)
Credit facility(2)	$16,250	$—	$16,250	$—	$—
Term loan(2)	208	208	—	—	—
Contingent liability	689	689	—	—	—
Interest on all debt(1)	1,432	780	652	—	—
Operating leases	10,280	3,024	3,803	2,245	1,208

Total contractual obligations	$28,859	$4,701	$20,705	$2,245	$1,208

(1)	Interest is calculated at the applicable debt borrowing rate as of December 31, 2012.
(2)

Our credit facility was entered into on November 2, 2009 and matures on November 2, 2014. On March 18, 2010, we entered into the First Amendment to our credit facility. The First Amendment (i) increased the maximum aggregate amount of revolving loans available to us by $5.0 million to $55.0 million, (ii) modified our maximum senior debt leverage ratio from 2.75 to 1.0 to 3.00 to 1.0 for the twelve (12) month period ending March 31, 2010 and each twelve (12) month period ending on the last day of each fiscal quarter thereafter and (iii) increased the advance multiple used to determine the amount of the borrowing base from 2.75 to 1.0 to 3.00 to 1.0. On July 26, 2010, we entered into the Second Amendment to our credit facility. The Second Amendment provided for a $5.0 million term loan component of the credit facility, the proceeds of which were used to finance a portion of the purchase price payable in connection with our acquisition of certain assets of Advantage effective July 25, 2010. The term loan will be repaid in 24 equal monthly installments which commenced in February 2011. Interest on the new term loan under the credit facility is payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 4.6% or the LIBOR rate for term periods of one, two, three or six months plus a margin of 4.6%. Interest will be paid monthly or at the end of the relevant interest period. The term loan was repaid when due on January 5, 2013.

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

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from fluctuations in interest rates. As of December 31, 2012, our weighted average interest rate on our credit facility was 4.8% on total indebtedness of $16.5 million. The impact on a 1.0% increase or decrease in interest rates would increase or decrease interest expense by $0.2 million.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded our internal control over financial reporting was effective as of December 31, 2012.

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

None

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K as we intend to file our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders pursuant to Regulation 14A of the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the 2013 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2012.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the 2013 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the 2013 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the 2013 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2012.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the 2013 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2012.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Consolidated Financial Statements. The consolidated financial statements as listed in the accompanying “Index to Consolidated Financial Information” in page F-1 are filed as part of this Annual Report.

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

(b)	Exhibits

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Addus HomeCare Corporation dated as of November 2, 2009 (filed on November 20, 2009 as Exhibit 3.1 to Addus HomeCare Corporation’s Quarterly Report on Form 10-Q and incorporated by reference herein)

3.2	Amended and Restated Bylaws of Addus HomeCare Corporation (filed on September 21, 2009 as Exhibit 3.5 to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

4.1	Form of Common Stock Certificate (filed on October 2, 2009 as Exhibit 4.1 to Amendment No. 4 to the Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

4.2	Registration Rights Agreement, dated September 19, 2006, by and among Addus HomeCare Corporation, Eos Capital Partners III, L.P., Eos Partners SBIC III, L.P., Freeport Loan Fund LLC, W. Andrew Wright, III, Addus Term Trust, W. Andrew Wright Grantor Retained Annuity Trust, Mark S. Heaney, James A. Wright and Courtney E. Panzer (filed on July 17, 2009 as Exhibit 4.2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.1	Separation and General Release Agreement, dated as of September 20, 2009, between Addus HealthCare, Inc. and W. Andrew Wright, III (filed on September 21, 2009 as Exhibit 10.1(b) to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.2	Amended and Restated Employment and Non-Competition Agreement, dated May 6, 2008, between Addus HealthCare, Inc. and Mark S. Heaney (filed on July 17, 2009 as Exhibit 10.2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.3	Amendment to the Amended and Restated Employment and Non-Competition Agreement, dated September 30, 2009, between Addus HealthCare, Inc. and Mark S. Heaney (filed on October 2, 2009 as Exhibit 10.2(a) to Amendment No. 4 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.4	Employment Agreement, dated November 29, 2010, by and between Addus HealthCare, Inc. and Dennis Meulemans (filed on December 1, 2010 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

Exhibit Number	Description of Document

10.5	Amended and Restated Employment and Non-Competition Agreement, dated August 27, 2007, between Addus HealthCare, Inc. and Darby Anderson (filed on July 17, 2009 as Exhibit 10.4 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.6	Amendment to the Amended and Restated Employment and Non-Competition Agreement, dated September 30, 2009, between Addus HealthCare, Inc. and Darby Anderson (filed on October 2, 2009 as Exhibit 10.4(a) to Amendment No. 4 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.7	Amended and Restated Employment and Non-Competition Agreement, dated October 8, 2008, between Addus HealthCare, Inc. and David W. Stasiewicz (filed on July 17, 2009 as Exhibit 10.6 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.8	Amendment No. 1 to Amended and Restated Employment and Non-Competition Agreement between Addus HealthCare, Inc. and David W. Stasiewicz (filed on October 2, 2009 as Exhibit 10.6(a) to Amendment No. 4 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.9	Employment and Non-Competition Agreement, dated March 23, 2007, between Addus HealthCare, Inc. and Paul Diamond (filed on July 17, 2009 as Exhibit 10.7 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.10	Amendment to the Employment and Non-Competition Agreement, dated September 30, 2009, between Addus HealthCare, Inc. and Paul Diamond (filed on October 2, 2009 as Exhibit 10.7(a) to Amendment No. 4 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.11	Addus HealthCare, Inc. Home Health and Home Care Division Vice President and Regional Director Bonus Plan (filed on July 17, 2009 as Exhibit 10.10 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.12	Addus HealthCare, Inc. Support Center Vice President and Department Director Bonus Plan (filed on July 17, 2009 as Exhibit 10.11 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.13	Addus Holding Corporation 2006 Stock Incentive Plan (filed on July 17, 2009 as Exhibit 10.12 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.14	Director Form of Option Award Agreement under the 2006 Stock Incentive Plan (filed on July 17, 2009 as Exhibit 10.13 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.15	Executive Form of Option Award Agreement under the 2006 Stock Incentive Plan (filed on July 17, 2009 as Exhibit 10.14 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.16	Form of Indemnification Agreement (filed on July 17, 2009 as Exhibit 10.16 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.17	License Agreement, dated March 24, 2006, between McKesson Information Solutions, LLC and Addus HealthCare, Inc. (filed on August 26, 2009 as Exhibit 10.17 to Amendment No. 1 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

Exhibit Number	Description of Document

10.18	Contract Supplement to the License Agreement, dated March 24, 2006 (filed on August 26, 2009 as Exhibit 10.17(a) to Amendment No. 1 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.19	Contract Supplement to the License Agreement, dated March 28, 2006 (filed on August 26, 2009 as Exhibit 10.17(b) to Amendment No. 1 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.20	Amendment to License Agreement, dated March 28, 2006, between McKesson Information Solutions, LLC and Addus HealthCare, Inc. (filed on August 26, 2009 as Exhibit 10.17(c) to Amendment No. 1 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.21	Lease, dated April 1, 1999, between W. Andrew Wright, III and Addus HealthCare, Inc. (filed on July 17, 2009 as Exhibit 10.18 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.22	First Amendment to Lease, dated as of April 1, 2002, between W. Andrew Wright, III and Addus HealthCare, Inc. (filed on July 17, 2009 as Exhibit 10.18(a) to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.23	Second Amendment to Lease, dated as of September 19, 2006, between W. Andrew Wright, III and Addus HealthCare, Inc. (filed on July 17, 2009 as Exhibit 10.18(b) to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.24	Third Amendment to Lease, dated as of September 1, 2008, between W. Andrew Wright, III and Addus HealthCare, Inc. (filed on July 17, 2009 as Exhibit 10.18(c) to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.25	Addus HomeCare Corporation 2009 Stock Incentive Plan (filed on September 21, 2009 as Exhibit 10.20 to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.26	Form of Incentive Stock Option Award Agreement under the 2009 Stock Incentive Plan (filed on September 21, 2009 as Exhibit 10.20(a) to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.27	Form of Restricted Stock Award Agreement under the 2009 Stock Incentive Plan (filed on September 21, 2009 as Exhibit 10.20(b) to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.28	Loan and Security Agreement, dated as of November 2, 2009, by and among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation and Professional Reliable Nursing Service, Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions that are or may from time to time become parties thereto, and Addus HomeCare Corporation, as guarantor (filed on November 5, 2009 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.29	Consent and Amendment No. 1 to the Loan and Security Agreement, dated as of March 18, 2010, by and among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation and Professional Reliable Nursing Service, Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions that are or may from time to time become parties thereto, and Addus HomeCare Corporation, as guarantor (filed on March 18, 2010 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

Exhibit Number	Description of Document

10.30	Joinder, Consent and Amendment No. 2 to Loan and Security Agreement, dated as of July 26, 2010, by and among Addus HealthCare, Inc., Addus HealthCare (South Carolina), Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation and Professional Reliable Nursing Service, Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions that are or may from time to time become parties thereto, and Addus HomeCare Corporation, as guarantor (filed on July 27, 2010 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.31	Asset Purchase Agreement dated as of July 26, 2010, by and among Addus HealthCare (South Carolina), Inc., Advantage Health Systems, Inc., Paul Mitchell as the Seller Representative and the Sellers set forth on Exhibit A thereto (filed on July 27, 2010 as Exhibit 99.2 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.32	Earn-Out Agreement dated as of July 26, 2010, by and among Addus HealthCare (South Carolina), Inc., Advantage Health Systems, Inc., Paul Mitchell as the Seller Representative and the Sellers set forth on therein (filed on July 27, 2010 as Exhibit 99.3 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.33	Joinder, Consent and Amendment No. 3 to the Loan and Security Agreement, dated as of March 24, 2011, by and among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation and Professional Reliable Nursing Service, Inc., Addus HealthCare (South Carolina), Inc. Addus HealthCare (Delaware), Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions that are or may from time to time become parties thereto, and Addus HomeCare Corporation, as guarantor (filed on May 25, 2011 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated herein by reference)

10.34	Amendment No. 4 to Loan and Security Agreement, dated as of July 26, 2011, effective as of June 30, 2011, by and among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation, Professional Reliable Nursing Service, Inc., Addus HealthCare (South Carolina), Inc., Addus HealthCare (Delaware), Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions from time to time parties thereto, and Addus HomeCare Corporation, as guarantor (filed on July 29, 2011 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated herein by reference)

10.35	Amendment No. 2 to Employment and Non-Competition Agreement, dated November 17, 2011, by and between Addus HealthCare, Inc. and Mark S. Heaney (filed on November 23, 2011 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated herein by reference)

Exhibit Number	Description of Document

10.36	Amendment No. 5 to Loan and Security Agreement, dated as of March 2, 2012, by and among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation, Professional Reliable Nursing Service, Inc., Addus HealthCare (South Carolina), Inc., Addus HealthCare (Delaware), Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions from time to time parties thereto, and Addus HomeCare Corporation, as guarantor (filed on March 16, 2012 as exhibit 10.41 to Addus HomeCare Corporation’s Annual Report on Form 10-K and incorporated herein by reference)

10.37	Summary of Independent Director Compensation Policy (filed on March 16, 2012 as Exhibit 10.42 to Addus HomeCare Corporation’s Annual Report on Form 10-K and incorporated herein by reference)

10.38	The Executive Nonqualified “Excess” Plan Adoption Agreement, by Addus HealthCare, Inc., dated April 1, 2012 (filed on April 5, 2012 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.39	The Executive Nonqualified Excess Plan Document, dated April 1, 2012 (filed on April 5, 2012 as Exhibit 99.2 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated herein by reference)

10.40	Employment Agreement, effective June 18, 2012, by and between Addus Healthcare, Inc. and Inna Berkovich (filed on June 20, 2012 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated herein by reference)

10.41	Separation Agreement and General Release, effective as of September 12, 2012, between Addus HealthCare, Inc. and Gregory Breemes (filed on September 21, 2012 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.42	Asset Purchase Agreement, dated as of February 7, 2013, by and among Addus HealthCare, Inc., its subsidiaries identified therein, LHC Group, Inc. and its subsidiaries identified therein (filed on March 6, 2013 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

21.1	Subsidiaries of the Addus HomeCare Corporation (filed on March 28, 2011 as Exhibit 22.1 to Addus HomeCare Corporation’s Annual Report on Form 10-K and incorporated herein by reference)

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	The following materials from Addus HomeCare Corporation’s Annual Report on Form 10-K for the years ended December 31, 2012, formatted in Extensive Business Reporting Language (XBRL), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Addus HomeCare Corporation

By:	/S/ MARK S. HEANEY
Mark S. Heaney, President and Chief Executive Officer

Date: March 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ MARK S. HEANEY	President and Chief Executive Officer (Principal	March 28, 2013
Mark S. Heaney	Executive Officer) and Director

/s/ DENNIS B. MEULEMANS	Chief Financial Officer (Principal Financial and	March 28, 2013
Dennis B. Meulemans	Accounting Officer)

/s/ MARK L. FIRST	Director	March 28, 2013
Mark L. First

/s/ SIMON A. BACHLEDA	Director	March 28, 2013
Simon A. Bachleda

/s/ W. ANDREW WRIGHT, III	Director	March 28, 2013
W. Andrew Wright, III

/s/ STEVEN I. GERINGER	Director	March 28, 2013
Steven I. Geringer

/s/ WAYNE B. LOWELL	Director	March 28, 2013
Wayne B. Lowell

/s/ R. DIRK ALLISON	Director	March 28, 2013
R. Dirk Allison

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Addus HomeCare Corporation

Palatine, IL

We have audited the accompanying consolidated balance sheets of Addus HomeCare Corporation and Subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Addus HomeCare Corporation and Subsidiaries at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Chicago, IL	/s/ BDO USA, LLP
March 28, 2013

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2012 and 2011

(amounts and shares in thousands, except per share data)

	2012	2011
Assets
Current assets
Cash	$1,737	$2,020
Accounts receivable, net of allowances of $4,466 and $7,189 at December 31, 2012 and 2011, respectively	71,303	72,368
Prepaid expenses and other current assets	7,293	8,137
Assets held for sale, net	245	239
Deferred tax assets	7,258	6,336

Total current assets	87,836	89,100

Property and equipment, net of accumulated depreciation and amortization	2,489	2,251

Other assets
Goodwill	50,536	50,695
Intangibles, net of accumulated amortization	6,370	8,044
Deferred tax assets	2,328	4,089
Other assets	298	513

Total other assets	59,532	63,341

Total assets	$149,857	$154,692

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,117	$5,266
Accrued expenses	32,717	29,313
Current maturities of long-term debt	208	6,569
Deferred revenue	2,148	2,145

Total current liabilities	39,190	43,293

Long-term debt, less current maturities	16,250	24,958

Total liabilities	55,440	68,251

Commitments, contingencies and other matters
Stockholders’ equity
Common stock—$.001 par value; 40,000 authorized and 10,823 and 10,775 shares issued and outstanding as of December 31, 2012 and 2011, respectively	11	11
Additional paid-in capital	82,778	82,437
Retained earnings	11,628	3,993

Total stockholders’ equity	94,417	86,441

Total liabilities and stockholders’ equity	$149,857	$154,692

See accompanying notes to consolidated financial statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2012, 2011 and 2010

(amounts and shares in thousands, except per share data)

	For the Year Ended December 31,
	2012	2011	2010
Net service revenues	$244,315	$230,105	$230,099
Cost of service revenues	180,264	168,632	170,376

Gross profit	64,051	61,473	59,723
General and administrative expenses	46,362	45,858	47,042
Revaluation of contingent consideration	—	(469)	—
Gain on sale of agency	(495)	—	—
Depreciation and amortization	2,521	3,167	3,408

Total operating expenses	48,388	48,556	50,450

Operating income from continuing operations	15,663	12,917	9,273

Interest income	(155)	(2,263)	(155)
Interest expense	1,723	2,524	3,159

Total interest expense, net	1,568	261	3,004

Income from continuing operations before income taxes	14,095	12,656	6,269
Income tax expense	4,807	4,244	1,902

Net income from continuing operations	9,288	8,412	4,367

Discontinued operations:
Earnings (loss) from home health business, net of tax	(1,653)	(10,393)	1,661

Net income (loss)	$7,635	$(1,981)	$6,028

Net income (loss) per common share
Basic and diluted
Continuing operations	$0.86	$0.78	$0.41
Discontinued operations	(0.15)	(0.96)	0.16

Basic and diluted income (loss) per share	$0.71	$(0.18)	$0.57

Weighted average number of common shares and potential common shares outstanding:
Basic	10,764	10,752	10,604
Diluted	10,784	10,752	10,606

See accompanying notes to consolidated financial statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2012, 2011 and 2010

(amounts and shares in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2009	10,499	$10	$80,611	$(54)	$80,567

Issuance of shares of common stock under restricted stock award agreements	4	1	—	—	1
Stock-based compensation	—	—	255	—	255
Stock issued for acquisition	248	—	1,240	—	1,240
Net income	—	—	—	6,028	6,028
Balance at December 31, 2010	10,751	11	82,106	5,974	88,091

Issuance of shares of common stock under restricted stock award agreements	24	—	—	—	—
Stock-based compensation	—	—	331	—	331
Net loss	—	—	—	(1,981)	(1,981)
Balance at December 31, 2011	10,775	11	82,437	3,993	86,441

Issuance of shares of common stock under restricted stock award agreements	43	—	—	—	—
Stock-based compensation	—	—	341	—	341
Shares issued	5	—	—	—	—
Net income	—	—	—	7,635	7,635

Balance at December 31, 2012	10,823	$11	$82,778	$11,628	$94,417

See accompanying notes to consolidated financial statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2012, 2011 and 2010

(amounts in thousands)

	For the Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income (loss)	$7,635	$(1,981)	$6,028
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	2,544	3,554	4,046
Deferred income taxes	839	(4,663)	447
Change in fair value of financial instrument	—	—	(191)
Stock-based compensation	341	331	255
Amortization of debt issuance costs	215	224	179
Provision for doubtful accounts	2,877	4,275	4,429
Goodwill and intangible assets impairment charge	—	15,989	—
Revaluation of contingent consideration	—	(469)	—
(Gain)/Loss on sale of assets	(495)	43	—
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	(1,812)	(5,689)	(4,892)
Prepaid expenses and other current assets	(18)	1,433	(767)
Accounts payable	(1,149)	1,962	(459)
Accrued expenses	4,425	934	1,676
Deferred revenue	3	4	(48)

Net cash provided by operating activities	15,405	15,947	10,703

Cash flows from investing activities
Acquisitions of businesses	—	(500)	(5,588)
Net proceeds from sale of agency	495	—	—
Purchases of property and equipment	(1,114)	(551)	(612)

Net cash used in investing activities	(619)	(1,051)	(6,200)

Cash flows from financing activities
Net borrowings (repayments) on term loan	(2,500)	(2,292)	5,000
Net (payments) borrowings on revolving credit loan	(8,500)	(8,500)	(5,250)
Payments on subordinated dividend notes	(4,069)	(2,500)	(1,250)
Debt issuance costs	—	(34)	(151)
Net borrowings (repayments) on other notes payable	—	(366)	(2,554)

Net cash used in financing activities	(15,069)	(13,692)	(4,205)

Net change in cash	(283)	1,204	298
Cash, at beginning of period	2,020	816	518

Cash, at end of period	$1,737	$2,020	$816

Supplemental disclosures of cash flow information
Cash paid for interest	$1,557	$2,337	$3,555
Cash paid for income taxes	1,758	2,005	1,457
Supplemental disclosures of non-cash investing and financing activities
Contingent and deferred consideration accrued for acquisitions	$—	$—	$1,615
Tax benefit related to the amortization of tax goodwill in excess of book basis	159	159	160

See accompanying notes to consolidated financial statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)

1. Significant Accounting Policies

Basis of Presentation and Description of Business

The consolidated financial statements include the accounts of Addus HomeCare Corporation (“Holdings”) and its subsidiaries (together with Holdings, the “Company” or “we”). The Company provides home and community based services through a network of locations throughout the United States. These services are primarily performed in the homes of the consumers. The Company’s home and community based services include assistance to the elderly, chronically ill and disabled with bathing, grooming, dressing, personal hygiene and medication reminders, and other activities of daily living. Home and community based services are primarily performed under agreements with state and local governmental agencies.

Discontinued Operations

On February 7, 2013, subsidiaries of Holdings entered into an Asset Purchase Agreement with LHC Group, Inc. and certain of its subsidiaries (the “Home Health Purchase Agreement”). Pursuant to the Home Health Purchase Agreement, effective March 1, 2013, the purchasers agreed to acquire substantially all the assets of the Company’s home health business in Arkansas, Nevada and South Carolina and 90% of its home health business in California and Illinois, with the Company retaining 10% ownership in such locations, for cash consideration of $20,000.

The Company’s home health services were operated through licensed and Medicare certified offices that provided physical, occupational and speech therapy, as well as skilled nursing services to pediatric, adult infirm and elderly patients. Home health services were reimbursed from Medicare, Medicaid and Medicaid-waiver programs, commercial insurance and private payors (see note 2).

Principles of Consolidation

All intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

The Company generates net service revenues by providing services directly to consumers. The Company receives payments for providing services from federal, state and local governmental agencies, commercial insurers and private individuals. Our continuing operations, which includes the results of operations previously included in our home and community segment and three agencies previously included in our home health segment, are principally provided based on authorized hours, determined by the relevant agency, at an hourly rate specified in agreements or fixed by legislation and recognized as revenues at the time services are rendered. Home and community based service revenues are reimbursed by state, local and other governmental programs which are partially funded by Medicaid or Medicaid waiver programs, with the remainder reimbursed through private duty and insurance programs.

Laws and regulations governing the Medicaid and Medicare programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates may change in the near term. The Company believes that it is in compliance in all material respects with all applicable laws and regulations.

Allowance for Doubtful Accounts

The Company establishes its allowance for doubtful accounts to the extent it is probable that a portion or all of a particular account will not be collected. The Company estimates its provision for doubtful accounts

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

primarily by aging receivables utilizing eight aging categories, and applying its historical collection rates to each aging category, taking into consideration factors that might impact the use of historical collection rates or payor groups, with certain large payors analyzed separately from other payor groups. In the Company’s evaluation of these estimates, it also considers delays in payment trends in individual states due to budget or funding issues, billing conversions related to acquisitions or internal systems, resubmission of bills with required documentation and disputes with specific payors. An allowance for doubtful accounts is maintained at a level management believes is sufficient to cover potential losses. However, actual collections could differ from estimates.

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

Goodwill

The Company’s carrying value of goodwill is the residual of the purchase price over the fair value of the net assets acquired from various acquisitions including the acquisition of Addus HealthCare, Inc. (“Addus HealthCare”). In accordance with Accounting Standards Codification TM (“ASC”) Topic 350, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are not amortized. The Company tests goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. Goodwill and indefinite lived intangible assets are required to be tested for impairment at least annually. The Company may use a qualitative test, known as “Step 0” or a two-step quantitative method to determine whether impairment has occurred. In Step 0, the Company can elect to perform an optional qualitative analysis and based on the results skip the two step analysis. In 2012, the Company elected to implement Step 0 and was not required to conduct the remaining two step analysis.

In 2011, the Company elected to evaluate the goodwill via the two step methodology. The first step in the evaluation of goodwill impairment involves comparing the current fair value of each reporting unit to the recorded value, including goodwill. The Company used the combination of a discounted cash flow model (“DCF model”) and the market multiple analysis method to determine the current fair value of each reporting unit. The DCF model was prepared using revenue and expense projections based on the Company’s current operating plan. As such, a number of significant assumptions and estimates were involved in the application of the DCF model to forecast revenue growth, price changes, gross profits, operating expenses and operating cash flows. In 2011, the cash flows were discounted using a weighted average cost of capital of 14.5%, which was management’s best estimate based on the capital structure of the Company and external industry data. As part of the second step of

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

this evaluation, if the carrying value of goodwill exceeds its fair value, an impairment loss would be recognized. The Company recorded a $15,989 goodwill and intangible asset charge during the third quarter of 2011 (see Note 6) for its discontinued operations (see Note 2).

Intangible Assets

The Company’s identifiable intangible assets consist of customer and referral relationships, trade names, trademarks, state licenses and non-compete agreements. Amortization is computed using straight-line and accelerated methods based upon the estimated useful lives of the respective assets, which range from two to 25 years.

ASC Topic 350 requires that the fair value of intangible assets with finite lives be estimated and compared to the carrying value. The Company estimates the fair value of these intangible assets using the income approach. Intangible assets with finite lives are amortized using the estimated economic benefit method over the useful life and assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company recognizes an impairment loss when the estimated fair value of the intangible asset is less than the carrying value. No impairment charge was recorded in 2012. The Company recorded a $2,273 impairment associated with discontinued operations in 2011. No impairment charge was recorded in 2010.

The income approach, which the Company uses to estimate the fair value of its reporting units and intangible assets, is dependent on a number of factors including estimates of future market growth and trends, forecasted revenue and costs, expected periods the assets will be utilized, appropriate discount rates and other variables. The Company bases its fair value estimates on assumptions the Company believes to be reasonable but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, the Company makes certain judgments about the selection of comparable companies used in the market approach in valuing its reporting units.

Long-Lived Assets

The Company reviews its long-lived assets and indefinite lived intangibles (except goodwill and finite lived intangible assets, as described above) for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine if impairment exists, the Company compares the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset, generally determined by discounting the estimated future cash flows. No impairment charge was recorded in 2012. The Company recorded a $640 impairment associated with discontinued operations in 2011. No impairment charge was recorded in 2010.

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

Interest Income

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, interest income. The Company received $155, $2,263 and $155 in prompt payment interest in 2012, 2011 and 2010, respectively. While the Company may be owed additional prompt payment interest, the amount and timing of receipt of such payments remains uncertain and the Company has determined that it will continue to recognize prompt payment interest income when received.

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

Included in the Company’s calculation for the year ended December 31, 2012 were 596 stock options of which 501 were out-of-the money and therefore anti-dilutive and 57 restricted stock awards with 12 included in the weighted diluted shares outstanding for 2012.

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

New Accounting Pronouncements

The Company does not believe any recently issued, but not yet effective, accounting standards will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

2. Discontinued Operations

During December 2012, in anticipation of the sale of substantially all of the assets used in its home health business (the “Home Health Business”), the Company reported the operating results of the Home Health Business as discontinued operations in accordance with ASC 360-10-45 “Impairment or Disposal of Long-Lived Assets.” On February 7, 2013, the Company entered into the Home Health Purchase Agreement, pursuant to which subsidiaries of LHC Group, Inc. agreed to acquire substantially all the assets of the Home Health Business in Arkansas, Nevada and South Carolina and 90% of the Home Health Business in California and Illinois, with the Company retaining 10% ownership in such locations, for cash consideration of $20,000. The transaction was consummated effective March 1, 2013. In addition, the results of operations for two home health agencies being held for sale are included in discontinued operations.

The Company has included the financial results of the Home Health Business in discontinued operations for all periods presented. Assets sold to the purchasers are presented as assets held for sale, net, on the accompanying consolidated balance sheet as of December 31, 2012 and 2011. In connection with the discontinued operations presentation, certain financial statement footnotes have also been updated to reflect the impact of discontinued operations.

The following table presents the net service revenues and earnings attributable to discontinued operations, which include the financial results for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Net service revenues	$38,822	$42,995	$41,633

Income (loss) before income taxes	(2,752)	(17,122)	2,719
Income tax expense (benefit)	(1,099)	(6,729)	1,058

Net income (loss) from discontinued operations	$(1,653)	$(10,393)	$1,661

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

The only class of assets for discontinued operations reflected as assets held for sale, net, as of December 31, 2012 and 2011 were as follows:

	2012	2011
Property and equipment, net of accumulated depreciation and amortization	$245	$239

Pursuant to the Home Health Purchase Agreement, the Company is retaining $7,123 of accounts receivable, net as of December 31, 2012. In addition, the Company is retaining the related accrued expenses and accounts payable associated with the Home Health Business.

3. Sale of Agency

In February 2012, the Company sold an agency located in Portland, Oregon for approximately $525 with net proceeds of approximately $495 after the payment of closing related expenses. The Company recorded a $495 pre-tax gain on the sale of the agency.

4. Acquisitions

On July 26, 2010, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”), pursuant to which the Company acquired certain assets of Advantage Health Systems, Inc., a South Carolina corporation (“Advantage”). The total maximum consideration payable pursuant to the Purchase Agreement was $8,380, comprised of $5,140 in cash, common stock consideration with a deemed value of $1,240 resulting in the issuance of 248 common shares, and a maximum of $2,000 in future cash consideration subject to the achievement of certain performance targets set forth in an earn-out agreement and the assumption of certain specified liabilities.

On July 26, 2010, the Company entered into an amendment (the “Second Amendment”) to its credit facility. The Second Amendment provides for a new term loan component of the credit facility in the aggregate principal amount of $5,000 with a maturity date of January 5, 2013. The requisite lenders also consented to the acquisition, effective July 25, 2010, of certain assets of Advantage, by the Company, pursuant to the Purchase Agreement. The term loan was repaid in 24 equal monthly installments which began in February 2011. Interest on the term loan under the credit facility was payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 4.6% or the LIBOR rate for term periods of one, two, three or six months plus a margin of 4.6%. Interest was paid monthly or at the end of the relevant interest period.

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

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

The contingent earn-out obligation was initially recorded at its fair value of $1,600, which is the present value of the Company’s obligation based on probability-weighted estimates of the achievement of certain performance targets, as defined in the Purchase Agreement. In April 2011, the Company paid the first earn-out payment of $500 to the sellers of Advantage. The second earn-out payment obligation was reviewed during the fourth quarter of 2011 and it was revalued at approximately $683 as of December 31, 2011 which resulted in a $469 gain on revaluation of the contingent consideration. The sellers of Advantage disagree with the Company’s calculation of the second earn-out payment and the parties have agreed to have an arbitrator determine the amount of the second earn-out payment. The final payment is expected to be made during the second quarter of 2013.

Under business combination accounting, the total purchase price was allocated to Advantage’s net tangible and identifiable intangible assets based on their estimated fair values. Based upon management’s valuation, the total purchase price has been allocated as follows:

Total
Goodwill	$4,272
Identifiable intangible assets	3,631
Property and equipment	77

Total purchase price allocation	$7,980

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired. Goodwill amounts are not amortized, but rather are tested for impairment at least annually. In the event that the Company determines that the value of goodwill has become impaired, the Company will record an impairment charge for the amount during the fiscal quarter in which such determination is made.

Identifiable intangible assets acquired consist of trade names and trademarks, certificates of need and state licenses, customer relationships, and non-compete agreements. The estimated fair value of identifiable intangible assets was determined by management.

As part of its annual review of goodwill and intangible assets, the Company determined that all of its home health business which is recorded as discontinued operations was impaired (see Note 6). As part of this impairment in 2011 the Company recorded a charge that included $544 of goodwill and $272 of intangible assets associated with the purchase of Advantage.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

The following table contains unaudited pro forma consolidated income statement information assuming the Advantage acquisition closed on January 1, 2010.

For the Year Ended December 31, 2010
Net service revenues	$236,065
Operating income from continuing operations	9,793
Net income from continuing operations, net of tax	4,555
Net loss from discontinued operations, net of tax	1,617

Net income	$6,172

Earnings per share
Basic and Diluted
Continuing operations	$0.42
Discontinued operations	0.15

Basic income per share from continue operations	$0.57

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

5. Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2012	2011
Computer equipment	$1,705	$1,412
Furniture and equipment	918	778
Transportation equipment	508	641
Leasehold improvements	1,496	1,209
Computer software	3,179	2,840

	7,806	6,880
Less accumulated depreciation and amortization	(5,317)	(4,629)

	$2,489	$2,251

Computer software includes $1,500 of internally developed software that was recognized in conjunction with the acquisition of Addus HealthCare. Depreciation and amortization expense predominantly related to computer equipment and software is reflected in general and administrative expenses and totaled $870, $941, and $903 for the three years ended December 31, 2012, 2011 and 2010, respectively.

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

Goodwill is required to be tested for impairment at least annually. The Company can elect to perform Step-0 an optional qualitative analysis and based on the results skip the remaining two steps. In 2012, the Company elected to implement Step 0 and was not required to conduct the remaining two step analysis. The first step in the evaluation of goodwill impairment involves comparing the current fair value of each reporting unit to the recorded value, including goodwill. The Company uses the combination of a DCF model and the market multiple analysis method to determine the current fair value of each reporting unit.

In performing its goodwill assessment for 2012, the Company evaluated the following factors that affect future business performance: macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, entity-specific events, reporting unit factors and company stock price. As a result of the assessment of these qualitative factors, the Company has concluded that it is more likely than not that the fair values of the reporting unit goodwill as of December 31, 2012 exceed the carrying values of the unit. Accordingly, the first and second steps of the goodwill impairment test as described in FASB ASC 350-20-35, which includes estimating the fair values of each reporting unit, are not considered necessary for the reporting unit and no goodwill impairment charges were recorded in 2012.

In 2011, the DCF model was prepared using revenue and expense projections based on the Company’s current operating plan. As such, a number of significant assumptions and estimates are involved in the application of the DCF model to forecast revenue growth, price changes, gross profits, operating expenses and operating cash flows. The cash flows were discounted using a weighted average cost of capital of 14.5%, which was management’s best estimate based on the capital structure of the Company and external industry data. As part of the second step of this evaluation, if the carrying value of goodwill exceeds its implied fair value an impairment loss would be recognized.

In light of the current Federal and state economic and reimbursement environments and state budgetary pressures to decrease or eliminate services provided by the Company, the Company completed a preliminary assessment of the fair value of continuing and discontinued operations and the potential for goodwill impairment as of June 30, 2011.

Based on the above and updates to the Company’s business projections and forecasts, and other factors, the Company determined that the estimated fair value of its discontinued operations was less than the net book value indicating that its allocated goodwill was impaired. The preliminary assessment for the continuing operations indicated that its fair value was greater than its net book value with no initial indication of goodwill impairment.

As permitted by ASC Topic 350, when an impairment indicator arises toward the end of an interim reporting period, the Company may recognize its best estimate of that impairment loss. Based on the Company’s preliminary analysis prepared as of June 30, 2011, the Company determined that all of the $13,076 allocated to goodwill for the discontinued operations as of September 30, 2011 was impaired and recorded a goodwill

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

impairment loss in the third quarter of 2011. The goodwill impairment charge was noncash in nature and did not affect the Company’s liquidity or cash flows from operating activities. Additionally, the goodwill impairment had no effect on the Company’s borrowing availability or covenants under its credit facility agreement. The analysis prepared as of June 30, 2011 was preliminary and subject to the completion of the Company’s annual impairment test as of October 1, 2011. The Company completed its annual impairment test of goodwill as of October 1, 2011 and determined that no additional impairment charges or adjustments were required. The goodwill for the Company’s continuing operations was $50,536 as of December 31, 2012.

Summary of goodwill and related adjustments provided below:

	Continuing operations	Discontinued operations	Total
Goodwill, at December 31, 2010	$50,820	$13,110	$63,930
Adjustments to previously recorded goodwill	(125)	(34)	(159)
Impairment charge for discontinued operations	—	(13,076)	(13,076)

Goodwill, at December 31, 2011	50,695	—	50,695
Adjustments to previously recorded goodwill	(159)	—	(159)

Goodwill, at December 31, 2012	$50,536	$—	$50,536

Adjustments to the previously recorded goodwill are primarily credits related to amortization of tax goodwill in excess of book basis.

The Company’s identifiable intangible assets consist of customer and referral relationships, trade names, trademarks, state licenses and non-compete agreements. Amortization is computed using straight-line and accelerated methods based upon the estimated useful lives of the respective assets, which range from two to 25 years.

In connection with the Company’s preliminary assessment of its fair value discussed above, it determined that all of its $2,273 allocated to finite lived identifiable intangible assets for the discontinued operations as of September 30, 2011 was impaired and recorded an impairment charge in the third quarter of 2011. The impairment charge was noncash in nature and did not affect the Company’s liquidity or cash flows from operating activities.

The Company also has indefinite-lived assets that are not subject to amortization expense such as certificates of need and licenses to conduct specific operations within geographic markets. The Company has concluded that certificates of need and licenses have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and the Company intends to renew and operate the certificates of need and licenses indefinitely. The certificates of need and licenses are tested annually for impairment. In connection with the Company’s assessment of its fair value discussed above, it determined that all of the $640 allocated to discontinued operations certificates of need and licenses were impaired and recorded an impairment loss in the third quarter of 2011, which is classified as discontinued operations.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

The carrying amount and accumulated amortization of each identifiable intangible asset category consisted of the following for continuing and discontinued operations at December 31, 2012 and 2011:

	Customer and referral relationships	Trade names and trademarks	State Licenses	Non-competition agreements	Total
Balance at December 31, 2010	$10,184	$2,407	$790	$189	$13,570
Impairment charges for discontinued operations	(1,754)	(506)	(640)	(13)	(2,913)
Amortization	(2,199)	(350)	—	(64)	(2,613)

Balance at December 31, 2011	6,231	1,551	150	112	8,044
Amortization	(1,364)	(248)	—	(62)	(1,674)

Balance at December 31, 2012	$4,867	$1,303	$150	$50	$6,370

Amortization expense for continuing and discontinued operations related to the identifiable intangible assets amounted to $1,674, $2,613, and $3,143 for the three years ended December 31, 2012, 2011 and 2010, respectively. Goodwill and state licenses are not amortized pursuant to ASC Topic 350.

The estimated future intangible amortization expense is as follows:

For the year ended December 31,
2013	$1,354
2014	1,093
2015	886
2016	717
2017	595
Thereafter	1,575

Total	$6,220

7. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consist of the following:

	December 31,
	2012	2011
Prepaid health insurance	$4,062	$3,672
Prepaid workers’ compensation and liability insurance	1,056	1,354
Prepaid rent	181	192
Workers’ compensation insurance receivable	953	1,866
Other	1,041	1,053

	$7,293	$8,137

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

Accrued expenses consisted of the following:

	December 31,
	2012	2011
Accrued payroll	$11,539	$11,547
Accrued workers’ compensation insurance	12,452	10,173
Accrued payroll taxes	1,481	1,811
Accrued health insurance	3,469	3,039
Accrued taxes	1,223	223
Accrued interest	51	100
Current portion of contingent earn-out obligation	689	683
Other	1,813	1,737

	$32,717	$29,313

The Company provides health insurance coverage to qualified union employees providing home and community based services in Illinois through a Taft-Hartley multi-employer health and welfare plan under Section 302(c)(5) of the Labor Management Relations Act of 1947. The Company’s insurance contributions equal the amount reimbursed by the State of Illinois. Contributions are due within five business days from the date the funds are received from the State. Amounts due of $3,405 and $2,982 for health insurance reimbursements and contributions were reflected in prepaid insurance and accrued insurance at December 31, 2012 and 2011, respectively.

The Company’s workers’ compensation program has a $350 deductible component. The Company recognizes its obligations associated with this program in the period the claim is incurred. The cost of both the claims reported and claims incurred but not reported, up to the deductible, have been accrued based on historical claims experience, industry statistics and an actuarial analysis performed by an independent third party. The future claims payments related to the workers’ compensation program are secured by letters of credit. These letters of credit totaled $7,410 at December 31, 2012 and 2011.

As part of the terms of the acquisition of Addus HealthCare in 2006, all 2005 and prior workers’ compensation claims are the obligation of the former stockholders of Addus HealthCare. Approximately $1,200 in cash escrows and deposits were set-aside from the purchase price of Addus HealthCare as collateral for these 2005 and prior claims as of December 31, 2012. The outstanding loss reserves associated with the 2005 and prior workers’ compensation policies approximated $608 at December 31, 2012.

8. Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2012	2011
Revolving credit loan	$16,250	$24,750
Term loan	208	2,708
Subordinated dividend notes bearing interest at 10.0%	—	4,069
Total	16,458	31,527

Less current maturities	(208)	(6,569)

Long-term debt	$16,250	$24,958

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

Senior Secured Credit Facility

On March 18, 2010, the Company entered into an amendment (the “First Amendment”) to its credit facility. The First Amendment (i) increased the maximum aggregate amount of revolving loans available to the Company by $5,000 to $55,000, (ii) modified the Company’s maximum senior leverage ratio from 2.75 to 1.0 to 3.00 to 1.0 for each twelve month period ending on the last of day of each fiscal quarter thereafter and (iii) increased the advance multiple used to determine the amount of the borrowing base from 2.75 to 1.0 to 3.0 to 1.0. Our credit facility expires on November 2, 2014.

On July 26, 2010, the Company entered into the Second Amendment to its credit facility. The Second Amendment provided for a term loan component of the credit facility in the aggregate principal amount of $5,000 with a maturity date of January 5, 2013. The requisite lenders also consented to the acquisition, effective July 25, 2010, of certain assets of Advantage by the Company, pursuant to the Purchase Agreement. The term loan was to be repaid in 24 equal monthly installments which commenced February 2011. Interest on the term loan under the credit facility was payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 4.6% or the LIBOR rate for term periods of one, two, three or six months plus a margin of 4.6%. Interest was to be paid monthly or at the end of the relevant interest period. The term loan was repaid when due on January 5, 2013.

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

During the fourth quarter of 2011, the lenders under the Company’s credit facility permitted the Company to add back approximately $1,800 to adjusted EBITDA for the purpose of determining availability under the credit facility. The effect of the add back was to increase availability by approximately $5,800 until March 1, 2012. On March 1, 2012, the add back allowance was reduced by $200 and will continue to be reduced by $200 on the first day of each month thereafter until the add back is eliminated, which will result in a reduction in availability of $650 on the first day of each month thereafter until the add back is eliminated. The add-back was eliminated on December 1, 2012. During the second quarter of 2012, the lenders under the Company’s credit facility agreed to a modified interpretation of the credit facility as it relates to the calculation of the fixed charge ratio, which provides the Company with increased flexibility in meeting this covenant. The Company was in compliance with all covenants as of December 31, 2012.

The availability of funds under the revolving credit portion of the credit facility, as amended, is based on the lesser of (i) the product of adjusted EBITDA, as defined in the credit facility agreement, for the most recent 12-month period for which financial statements have been delivered under the credit facility agreement multiplied

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

by the specified advance multiple, up to 3.25, less the outstanding senior indebtedness and letters of credit, and (ii) $55,000 less the outstanding revolving loans and letters of credit. Interest on the amounts outstanding under the revolving credit portion of the credit facility is payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 4.6% or the LIBOR rate for term periods of one, two, three or six months plus a margin of 4.6%. Interest will be paid monthly or at the end of the relevant interest period, as determined in accordance with the credit facility agreement. The borrowers will pay a fee equal to 0.5% per annum of the unused portion of the revolving portion of the credit facility. Issued stand-by letters of credit will be charged at a rate of 2.0% per annum payable monthly. On December 31, 2012 the interest rate on the revolving credit loan facility was 4.8% (30 day LIBOR rate was 0.2%). The total availability under the revolving credit loan facility was $27,137 at December 31, 2012 compared to $21,810 at December 31, 2011.

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

On March 18, 2010, the Company amended its subordinated dividend notes. A balance of $7,819 was outstanding on the dividend notes as of December 31, 2009. Pursuant to the amendments, the dividend notes were amended to (i) extend the maturity date of the dividend notes from September 30, 2011 to December 31, 2012, (ii) modify the amortization schedule of the dividend notes to reduce the annual principal payment amounts from $4,468 to $1,250 in 2010; from $3,351 to $2,500 in 2011; and amended total payments in 2012 to $4,069, and (iii) permit, based on the Company’s leverage ratio, the prepayment of all or a portion of the principal amount of the dividend notes, together with interest on the principal amount. The Company repaid the subordinated dividend notes in the fourth quarter of 2012.

Aggregate maturities of long-term debt as of December 31, 2012, are as follows:

For the year ended December 31,
2013	$208
2014	16,250

Total	$16,458

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

9. Income Taxes

The current and deferred federal and state income tax provision (benefit), for both continuing and discontinued operations are comprised of the following:

	December 31,
	2012	2011	2010
Current
Federal	$2,325	$1,994	$2,178
State	544	184	335
Deferred
Federal	680	(4,267)	388
State	159	(396)	59

Provision (benefit) for income taxes	$3,708	$(2,485)	$2,960

The tax effects of certain temporary differences between the Company’s book and tax bases of assets and liabilities give rise to significant portions of the deferred income tax assets at December 31, 2012 and 2011. The deferred tax assets consisted of the following:

	December 31,
	2012	2011
Deferred tax assets
Current
Accounts receivable allowances	$1,784	$2,824
Accrued compensation	1,133	902
Accrued workers’ compensation	4,593	3,263
Other	395	146

Total current deferred tax assets	7,905	7,135
Deferred tax liabilities
Current
Prepaid insurance	(647)	(799)

Net deferred tax assets—current	7,258	6,336
Deferred tax assets
Long-term
Goodwill and intangible assets	1,577	3,398
Property and equipment	96	112
Stock-based compensation	655	579

Total long-term deferred tax assets	2,328	4,089

Total net deferred tax assets	$9,586	$10,425

Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

considers projected future taxable income and tax-planning strategies in making this assessment. Based on this assessment, management believes it is more likely than not that the Company will realize its deferred income tax assets as of December 31, 2012.

A reconciliation of the statutory federal tax rate of 34.0% to the effective income tax rate, for continuing and discontinued operations, for the years ended December 31, 2012, 2011, and 2010 is summarized as follows:

	December 31,
	2012	2011	2010
Federal income tax at statutory rate	34.0%	34.0%	34.0%
State and local taxes, net of federal benefit	5.9	5.3	4.9
Jobs tax credits, net	(9.3)	23.1	(7.9)
Nondeductible meals and entertainment	0.9	(2.0)	1.0
Tax asset adjustment—stock options	0.3	(0.5)	0.9
Other	0.9	(4.3)	—

Effective income tax rate	32.7%	55.6%	32.9%

The Company is subject to taxation in the jurisdictions in which it operates. The Company continues to remain subject to examination by U.S. federal authorities for the years 2009 through 2012 and for various state authorities for the years 2008 through 2012. As part of the acquisition of Addus HealthCare in 2006, the selling stockholders agreed to assume and indemnify the successor for any federal or state tax liabilities prior to the acquisition date.

The total amount of unrecognized tax benefits under ASC Topic 740 at December 31, 2012 was $115. If recognized, the entire amount would favorably impact the effective tax rate in future periods. Interest and penalties related to income tax liabilities are recognized in interest expense and general and administrative expenses, respectively. The Company does not anticipate a material change in its liabilities for uncertain tax positions during the next 12 months.

A summary of the activities associated with the Company’s reserve for unrecognized tax benefits is as follows:

Unrecognized Tax Benefits
Balance at December 31, 2010	$115
Increases related to current year tax positions	—

Balance at December 31, 2011	$115
Increases related to current year tax positions	—

Balance at December 31, 2012	$115

10. Stock Options and Restricted Stock Awards

Stock Options

The 2006 Plan provides for the grant of non-qualified stock options to directors and eligible employees, as defined in the 2006 Plan. A total of 899 of Holdings’ shares of common stock were reserved for issuance under the 2006 Plan. The number of options to be granted and the terms thereof were approved by Holdings’ board of

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

directors. The option price for each share of common stock subject to an option may be greater than or equal to the fair market value of the stock at the date of grant. The stock options generally vest ratably over a five year period and expire 10 years from the date of grant, if not previously exercised.

In September 2009, the Company’s board of directors and stockholders adopted and approved the 2009 Plan. The 2009 Plan provides for the grant of 750 incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, deferred stock units, restricted stock units, other stock units and performance shares.

A summary of stock option activity and weighted average exercise price is as follows:

	For The Year Ended December 31,
	2012	Weighted Average Exercise Price	2011	Weighted Average Exercise Price	2010	Weighted Average Exercise Price
	Options		Options		Options
Outstanding, beginning of period	775	$7.69	588	$8.63	607	$9.51
Granted	36	4.49	229	5.33	91	4.30
Exercised	(5)	4.53	—		—	—
Forfeited/Cancelled	(209)	6.02	(42)	7.93	(110)	9.95

Outstanding, end of period	596	$8.11	775	$7.69	588	$8.63

The following table summarizes stock options outstanding and exercisable at December 31, 2012:

	Outstanding			Exercisable
Exercise Price	Options	Weighted Average Remaining Contractual Life In Years	Weighted Average Exercise Price	Options	Weighted Average Remaining Contractual Life In Years	Weighted Average Exercise Price
$4.06 – $ 5.45	166	8.4	$4.77	48	8.1	$4.77
$9.26 – $10.00	430	4.5	9.39	400	4.3	9.35

	596	5.6	$8.11	448	4.7	$8.85

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

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

The weighted-average estimated fair value of employee stock options granted as calculated using the Black-Scholes model and the Enhanced Hull-White Trinomial model and the related assumptions follow:

	For the year ended December 31,
	2012 Grants	2011 Grants	2010 Grants
Weighted average fair value	2.09	$2.54	$1.88
Risk-free discount rate	1.59% – 1.95%	3.17%	2.89% – 2.99%
Expected life	6.0 – 6.5 years	6.0 – 6.5 years	6.5 years
Dividend yield	—	—	—
Volatility	42% – 51%	42% – 51%	42% –51%
Expected turn-over rate(1)	5%	5%	5%
Expected exercise multiple(1)	2.2	2.2	2.2

Stock option compensation expense, for continuing and discontinued operations, totaled $181, $254 and $241 for the three years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, there was $349 of total unrecognized compensation cost that is expected to be recognized over a period of five years.

The intrinsic value of vested and outstanding stock options was $115 and $394 as of December 31, 2012. There were 5 stock options exercised in 2012 and the Company did not receive any cash from option exercises and did not realize any related tax benefits. There were no stock options exercised in 2011 or 2010.

Restricted Stock Awards

In 2012, management awarded 44 shares of restricted stock awards under the 2009 Plan with a weighted average fair value of $4.48 per share. As of December 31, 2012, $115 of unearned compensation related to unvested awards of restricted stock will be recognized over the remaining vesting terms of the awards.

The following table summarizes the status of unvested restricted stock awards outstanding at December 31, 2012, 2011 and 2010:

	For The Year Ended December 31,
	2012	Weighted- Average Grant Date Fair Value	2011	Weighted- Average Grant Date Fair Value	2010	Weighted- Average Grant Date Fair Value
	Restricted Stock Awards		Restricted Stock Awards		Restricted Stock Awards
Unvested restricted stock awards	21	$5.95	6	$6.85	3	$10.00
Awarded	44	4.48	24	5.63	4	5.21
Vested	(20)	5.14	(8)	5.64	(1)	10.00
Forfeited	(3)	5.93	(1)	5.93	—	—

Unvested restricted stock awards at December 31,	42	$4.80	21	$5.95	6	$6.85

Restricted stock award compensation expense, for continuing and discontinued operations, totaled $160, $77 and $14 for the three years ended December 31, 2012, 2011 and 2010, respectively.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

Shares available under the 2006 Plan and the 2009 Plan were 546 and 435, respectively, as of December 31, 2012. The Company does not plan on issuing any further grants under the 2006 Plan.

11. Operating Leases and Related Party Transactions

The Company leases its branch office space under various operating leases that expire at various dates through 2019. In addition to rent, the Company is typically responsible for taxes, maintenance, insurance and common area costs. A number of the office leases also contain escalation and renewal option clauses. Total rent expense on these office leases was $3,380, $3,495 and $3,441 for continuing and discontinued operations for the years ended December 31, 2012, 2011, and 2010, respectively. In connection with the sale of the Home Health Business, the Company entered into subleases for all or a portion of 13 of the Company’s leased properties and assigned nine leases to the purchasers Assigned leases are not included in the schedule below.

The Company leases its corporate office space from a member of its board of directors, who is also a stockholder of the Company, under the terms of an operating lease that expires in June 2013. The lease agreement provides for a renewal option of five years, commencing upon the expiration of the initial term of the lease. Rental expense relating to this lease amounted to $486, $409 and $367 for the years ended December 31, 2012, 2011 and 2010, respectively.

During 2011, the Company entered into a lease for its telecom system under a five year operating lease that expires in May 2016. Total expense on the telecom lease for continuing and discontinued operations was $285 and $62 for the years ended December 31, 2012 and 2011, respectively.

The following is a schedule of the future minimum payments, exclusive of taxes and other operating expenses, required under the Company’s operating leases. The payments owed with respect to the subleased properties have not been excluded from the table below because the Company remains liable for payments in the event that the sublessee does not make the required payment to the landlord.

	Non-Related Party Rent	Related Party Rent	Amount
2013	$2,784	$240	$3,024
2014	2,044	—	2,044
2015	1,759	—	1,759
2016	1,466	—	1,466
2017	779	—	779
Thereafter	1,208	—	1,208

Total	$10,040	$240	$10,280

12. Stockholder’s Equity

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

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

13. Segment Data

The Company has historically segregated its results into two distinct reporting segments: the home & community segment and the home health segment. As a result of the sale of the Home Health Business, the Company has reported the operating results for the Home Health Business as discontinued operations. Therefore, all of the Company’s operations are reported as one operating segment.

14. Employee Benefit Plans

The Company’s 401(k) Retirement Plan covers all non-union employees. The 401(k) plan is a defined contribution plan that provides for matching contributions by the Company. Matching contributions are discretionary and subject to change by management. Under the provisions of the 401(k) plan, employees can contribute up to the maximum percentage and limits allowable under the Internal Revenue Code of 1986. The Company provided a matching contribution, equal to 6.0% of the employees’ contributions, totaling $44, $49, and $51 for continuing and discontinued operations for the year ended December 31, 2012, 2011, and 2010, respectively.

15. Commitments and Contingencies

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

16. Significant Payors

A substantial portion of the Company’s net service revenues and accounts receivables are derived from services performed for federal, state and local governmental agencies. One state governmental agency represented 57%, 51% and 45% of the Company’s net service revenues for 2012, 2011, and 2010, respectively.

The related receivables due from Medicare and the state agency represented 7% and 69% of the Company’s accounts receivable at December 31, 2012, respectively, and 11% and 58% of the Company’s accounts receivable at December 31, 2011, respectively.

17. Concentration of Cash

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

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

18. Unaudited Summarized Quarterly Financial Information

The following is a summary of the Company’s unaudited quarterly results of operations (amounts and shares in thousands, except per share data):

	Year Ended December 31, 2012				Year Ended December 31, 2011
	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
Net service revenues	$63,775	$61,211	$60,440	$58,889	$58,304	$58,393	$57,200	$56,208
Gross profit	17,537	15,683	15,807	15,024	16,829	15,701	14,784	14,159

Operating income from continuing operations	5,261	3,867	3,217	3,318	4,648	3,711	2,558	2,000

Net income from continuing operations	3,503	2,204	1,835	1,746	2,914	3,396	1,253	849
Net income (loss) from discontinued operations	242	(407)	(371)	(1,117)	(418)	(10,059)	80	4

Net income (loss)	$3,745	$1,797	$1,464	$629	$2,496	$(6,663)	$1,333	$853

Average shares outstanding:
Basic	10,772	10,761	10,761	10,756	10,754	10,746	10,746	10,746
Diluted	10,807	10,773	10,785	10,760	10,756	10,746	10,770	10,754
Income (loss) per common share:
Basic and diluted
Continuing operations	$0.33	$0.20	$0.17	$0.16	$0.27	$0.32	$0.11	$0.08
Discontinued operations	0.02	(0.03)	(0.03)	(0.10)	(0.04)	(0.94)	0.01	0.00

Basic and diluted net earnings (loss) per share	$0.35	$0.17	$0.14	$0.06	$0.23	$(0.62)	$0.12	$0.08

19. Subsequent Event

On February 7, 2013, the Company entered into the Home Health Purchase Agreement with LHC Group, Inc. and certain of its subsidiaries. Pursuant to the Home Health Purchase Agreement, effective March 1, 2013, the purchasers acquired substantially all the assets of the Company’ s Home Health Business in Arkansas, Nevada and South Carolina and 90% of the Home Health Business in California and Illinois with the Company retaining 10% ownership in such locations, for cash consideration of $20,000. (see note 2). In addition the Company has two home health agencies that are being held for sale. The results of operations for assets sold or being held for sale are included in the financial statements as discontinued operations.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE II

(in thousands)

Allowance for doubtful accounts	Balance at beginning of period	Additions/ charges	Deductions*	Balance at end of period
Year ended December 31, 2012
Allowance for doubtful accounts	$7,189	2,877	5,600	$4,466
Year ended December 31, 2011
Allowance for doubtful accounts	$6,723	4,275	3,809	$7,189
Year ended December 31, 2010
Allowance for doubtful accounts	$4,813	4,429	2,519	$6,723

*	Write-offs, net of recoveries

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Addus HomeCare Corporation dated as of November 2, 2009 (filed on November 20, 2009 as Exhibit 3.1 to Addus HomeCare Corporation’s Quarterly Report on Form 10-Q and incorporated by reference herein)

3.2	Amended and Restated Bylaws of Addus HomeCare Corporation (filed on September 21, 2009 as Exhibit 3.5 to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

4.1	Form of Common Stock Certificate (filed on October 2, 2009 as Exhibit 4.1 to Amendment No. 4 to the Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

4.2	Registration Rights Agreement, dated September 19, 2006, by and among Addus HomeCare Corporation, Eos Capital Partners III, L.P., Eos Partners SBIC III, L.P., Freeport Loan Fund LLC, W. Andrew Wright, III, Addus Term Trust, W. Andrew Wright Grantor Retained Annuity Trust, Mark S. Heaney, James A. Wright and Courtney E. Panzer (filed on July 17, 2009 as Exhibit 4.2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.1	Separation and General Release Agreement, dated as of September 20, 2009, between Addus HealthCare, Inc. and W. Andrew Wright, III (filed on September 21, 2009 as Exhibit 10.1(b) to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.2	Amended and Restated Employment and Non-Competition Agreement, dated May 6, 2008, between Addus HealthCare, Inc. and Mark S. Heaney (filed on July 17, 2009 as Exhibit 10.2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.3	Amendment to the Amended and Restated Employment and Non-Competition Agreement, dated September 30, 2009, between Addus HealthCare, Inc. and Mark S. Heaney (filed on October 2, 2009 as Exhibit 10.2(a) to Amendment No. 4 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.4	Employment Agreement, dated November 29, 2010, by and between Addus HealthCare, Inc. and Dennis Meulemans (filed on December 1, 2010 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.5	Amended and Restated Employment and Non-Competition Agreement, dated August 27, 2007, between Addus HealthCare, Inc. and Darby Anderson (filed on July 17, 2009 as Exhibit 10.4 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.6	Amendment to the Amended and Restated Employment and Non-Competition Agreement, dated September 30, 2009, between Addus HealthCare, Inc. and Darby Anderson (filed on October 2, 2009 as Exhibit 10.4(a) to Amendment No. 4 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.7	Amended and Restated Employment and Non-Competition Agreement, dated October 8, 2008, between Addus HealthCare, Inc. and David W. Stasiewicz (filed on July 17, 2009 as Exhibit 10.6 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.8	Amendment No. 1 to Amended and Restated Employment and Non-Competition Agreement between Addus HealthCare, Inc. and David W. Stasiewicz (filed on October 2, 2009 as Exhibit 10.6(a) to Amendment No. 4 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

Exhibit Number	Description of Document

10.9	Employment and Non-Competition Agreement, dated March 23, 2007, between Addus HealthCare, Inc. and Paul Diamond (filed on July 17, 2009 as Exhibit 10.7 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.10	Amendment to the Employment and Non-Competition Agreement, dated September 30, 2009, between Addus HealthCare, Inc. and Paul Diamond (filed on October 2, 2009 as Exhibit 10.7(a) to Amendment No. 4 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.11	Addus HealthCare, Inc. Home Health and Home Care Division Vice President and Regional Director Bonus Plan (filed on July 17, 2009 as Exhibit 10.10 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.12	Addus HealthCare, Inc. Support Center Vice President and Department Director Bonus Plan (filed on July 17, 2009 as Exhibit 10.11 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.13	Addus Holding Corporation 2006 Stock Incentive Plan (filed on July 17, 2009 as Exhibit 10.12 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.14	Director Form of Option Award Agreement under the 2006 Stock Incentive Plan (filed on July 17, 2009 as Exhibit 10.13 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.15	Executive Form of Option Award Agreement under the 2006 Stock Incentive Plan (filed on July 17, 2009 as Exhibit 10.14 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.16	Form of Indemnification Agreement (filed on July 17, 2009 as Exhibit 10.16 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.17	License Agreement, dated March 24, 2006, between McKesson Information Solutions, LLC and Addus HealthCare, Inc. (filed on August 26, 2009 as Exhibit 10.17 to Amendment No. 1 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.18	Contract Supplement to the License Agreement, dated March 24, 2006 (filed on August 26, 2009 as Exhibit 10.17(a) to Amendment No. 1 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.19	Contract Supplement to the License Agreement, dated March 28, 2006 (filed on August 26, 2009 as Exhibit 10.17(b) to Amendment No. 1 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.20	Amendment to License Agreement, dated March 28, 2006, between McKesson Information Solutions, LLC and Addus HealthCare, Inc. (filed on August 26, 2009 as Exhibit 10.17(c) to Amendment No. 1 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.21	Lease, dated April 1, 1999, between W. Andrew Wright, III and Addus HealthCare, Inc. (filed on July 17, 2009 as Exhibit 10.18 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.22	First Amendment to Lease, dated as of April 1, 2002, between W. Andrew Wright, III and Addus HealthCare, Inc. (filed on July 17, 2009 as Exhibit 10.18(a) to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.23	Second Amendment to Lease, dated as of September 19, 2006, between W. Andrew Wright, III and Addus HealthCare, Inc. (filed on July 17, 2009 as Exhibit 10.18(b) to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

Exhibit Number	Description of Document

10.24	Third Amendment to Lease, dated as of September 1, 2008, between W. Andrew Wright, III and Addus HealthCare, Inc. (filed on July 17, 2009 as Exhibit 10.18(c) to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.25	Addus HomeCare Corporation 2009 Stock Incentive Plan (filed on September 21, 2009 as Exhibit 10.20 to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.26	Form of Incentive Stock Option Award Agreement under the 2009 Stock Incentive Plan (filed on September 21, 2009 as Exhibit 10.20(a) to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.27	Form of Restricted Stock Award Agreement under the 2009 Stock Incentive Plan (filed on September 21, 2009 as Exhibit 10.20(b) to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.28	Loan and Security Agreement, dated as of November 2, 2009, by and among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation and Professional Reliable Nursing Service, Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions that are or may from time to time become parties thereto, and Addus HomeCare Corporation, as guarantor (filed on November 5, 2009 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.29	Consent and Amendment No. 1 to the Loan and Security Agreement, dated as of March 18, 2010, by and among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation and Professional Reliable Nursing Service, Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions that are or may from time to time become parties thereto, and Addus HomeCare Corporation, as guarantor (filed on March 18, 2010 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.30	Joinder, Consent and Amendment No. 2 to Loan and Security Agreement, dated as of July 26, 2010, by and among Addus HealthCare, Inc., Addus HealthCare (South Carolina), Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation and Professional Reliable Nursing Service, Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions that are or may from time to time become parties thereto, and Addus HomeCare Corporation, as guarantor (filed on July 27, 2010 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.31	Asset Purchase Agreement dated as of July 26, 2010, by and among Addus HealthCare (South Carolina), Inc., Advantage Health Systems, Inc., Paul Mitchell as the Seller Representative and the Sellers set forth on Exhibit A thereto (filed on July 27, 2010 as Exhibit 99.2 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.32	Earn-Out Agreement dated as of July 26, 2010, by and among Addus HealthCare (South Carolina), Inc., Advantage Health Systems, Inc., Paul Mitchell as the Seller Representative and the Sellers set forth on therein (filed on July 27, 2010 as Exhibit 99.3 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

Exhibit Number	Description of Document

10.33	Joinder, Consent and Amendment No. 3 to the Loan and Security Agreement, dated as of March 24, 2011, by and among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation and Professional Reliable Nursing Service, Inc., Addus HealthCare (South Carolina), Inc. Addus HealthCare (Delaware), Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions that are or may from time to time become parties thereto, and Addus HomeCare Corporation, as guarantor (filed on May 25, 2011 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated herein by reference)

10.34	Amendment No. 4 to Loan and Security Agreement, dated as of July 26, 2011, effective as of June 30, 2011, by and among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation, Professional Reliable Nursing Service, Inc., Addus HealthCare (South Carolina), Inc., Addus HealthCare (Delaware), Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions from time to time parties thereto, and Addus HomeCare Corporation, as guarantor (filed on July 29, 2011 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated herein by reference)

10.35	Amendment No. 2 to Employment and Non-Competition Agreement, dated November 17, 2011, by and between Addus HealthCare, Inc. and Mark S. Heaney (filed on November 23, 2011 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated herein by reference)

10.36	Amendment No. 5 to Loan and Security Agreement, dated as of March 2, 2012, by and among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation, Professional Reliable Nursing Service, Inc., Addus HealthCare (South Carolina), Inc., Addus HealthCare (Delaware), Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions from time to time parties thereto, and Addus HomeCare Corporation, as guarantor (filed on March 16, 2012 as exhibit 10.41 to Addus HomeCare Corporation’s Annual Report on Form 10-K and incorporated herein by reference)

10.37	Summary of Independent Director Compensation Policy (filed on March 16, 2012 as Exhibit 10.42 to Addus HomeCare Corporation’s Annual Report on Form 10-K and incorporated herein by reference)

10.38	The Executive Nonqualified “Excess” Plan Adoption Agreement, by Addus HealthCare, Inc., dated April 1, 2012 (filed on April 5, 2012 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.39	The Executive Nonqualified Excess Plan Document, dated April 1, 2012 (filed on April 5, 2012 as Exhibit 99.2 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated herein by reference)

10.40	Employment Agreement, effective June 18, 2012, by and between Addus Healthcare, Inc. and Inna Berkovich (filed on June 20, 2012 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated herein by reference)

10.41	Separation Agreement and General Release, effective as of September 12, 2012, between Addus HealthCare, Inc. and Gregory Breemes (filed on September 21, 2012 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

Exhibit Number	Description of Document

10.42	Asset Purchase Agreement, dated as of February 7, 2013, by and among Addus HealthCare, Inc., its subsidiaries identified therein, LHC Group, Inc. and its subsidiaries identified therein (filed on March 6, 2013 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

21.1	Subsidiaries of the Addus HomeCare Corporation (filed on March 28, 2011 as Exhibit 22.1 to Addus HomeCare Corporation’s Annual Report on Form 10-K and incorporated herein by reference)

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	The following materials from Addus HomeCare Corporation’s Annual Report on Form 10-K for the years ended December 31, 2012, formatted in Extensive Business Reporting Language (XBRL), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.