Form 10-Q
period 2013-03-31
Addus HomeCare Corp
filed 2013-05-09
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Common Stock $0.001 par value

Shares outstanding at May 2, 2013: 10,891,438

ADDUS HOMECARE CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2013 and December 31, 2012

(amounts and shares in thousands, except per share data)

(Unaudited)

	March 31, 2013	December 31, 2012
Assets

Current assets
Cash	$17,784	$1,737
Accounts receivable, net of allowances of $4,361 and $4,466 at March 31, 2013 and December 31, 2012, respectively	60,640	71,303
Prepaid expenses and other current assets	5,515	7,293
Assets held for sale, net	—	245
Deferred tax assets	7,258	7,258

Total current assets	91,197	87,836

Property and equipment, net of accumulated depreciation and amortization	2,476	2,489

Other assets
Goodwill	50,496	50,536
Intangibles, net of accumulated amortization	6,030	6,370
Deferred tax assets	—	2,328
Investment in joint ventures	900	—
Other assets	251	298

Total other assets	57,677	59,532

Total assets	$151,350	$149,857

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,818	$4,117
Accrued expenses	35,635	32,717
Current maturities of long-term debt	—	208
Deferred revenue	17	2,148

Total current liabilities	40,470	39,190

Deferred tax liabilities	3,097	—
Long-term debt, less current maturities	—	16,250

Total liabilities	43,567	55,440

Commitments, contingencies and other matters
Stockholders’ equity
Common stock—$.001 par value; 40,000 authorized and 10,882 and 10,823 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	11	11
Additional paid-in capital	82,883	82,778
Retained earnings	24,889	11,628

Total stockholders’ equity	107,783	94,417

Total liabilities and stockholders’ equity	$151,350	$149,857

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2013 and 2012

(amounts and shares in thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Net service revenues	$62,998	$58,889
Cost of service revenues	47,200	43,865

Gross profit	15,798	15,024

General and administrative expenses	11,510	11,570
Gain on sale of agency	—	(495)
Depreciation and amortization	546	631

Total operating expenses	12,056	11,706

Operating income from continuing operations	3,742	3,318
Total interest expense	208	404

Income from continuing operations before income taxes	3,534	2,914
Income tax expense	847	1,168

Net income from continuing operations	2,687	1,746

Discontinued operations:
Loss from home health business, net of tax	(537)	(1,117)
Gain on sale of home health business, net of tax	11,111	—

Earnings (losses) from discontinued operations	10,574	(1,117)

Net income	$13,261	$629

Net income (loss) per common share
Basic and diluted
Continuing operations	$0.25	$0.16
Discontinued operations	0.98	(0.10)

Basic and diluted income (loss) per share	$1.23	$0.06

Weighted average number of common shares and potential common shares outstanding:
Basic	10,778	10,756
Diluted	10,845	10,760

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2013

(amounts and shares in thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2012	10,823	$11	$82,778	$11,628	$94,417
Issuance of shares of common stock under restricted stock award agreements	59	—	—	—	—
Stock-based compensation	—	—	105	—	105
Net income	—	—	—	13,261	13,261

Balance at March 31, 2013	10,882	$11	$82,883	$24,889	$107,783

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2013 and 2012

(amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net income	$13,261	$629
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	546	634
Deferred income taxes	5,425	—
Stock-based compensation	105	67
Amortization of debt issuance costs	47	57
Provision for doubtful accounts	813	850
Gain on sale of home health business	(18,838)	—
Gain on sale of agency	—	(495)
Changes in operating assets and liabilities:
Accounts receivable	9,850	(2,318)
Prepaid expenses and other current assets	1,649	631
Accounts payable	701	(1,546)
Accrued expenses	(391)	137
Deferred revenue	(143)	71

Net cash provided by (used in) operating activities	13,025	(1,283)

Cash flows from investing activities
Net proceeds from sale of home health business	19,659	—
Net proceeds from sale of agency	—	495
Purchases of property and equipment	(179)	(288)

Net cash provided by investing activities	19,480	207

Cash flows from financing activities
Net payments on term loan	(208)	(625)
Net payments on credit facility	(16,250)	2000
Payments on subordinated dividend notes	—	(1,000)

Net cash (used in) provided by financing activities	(16,458)	375

Net change in cash	16,047	(701)
Cash, at beginning of period	1,737	2,020

Cash, at end of period	$17,784	$1,319

Supplemental disclosures of cash flow information
Cash paid for interest	$213	$371
Cash paid for income taxes	880	963
Supplemental disclosures of non-cash investing and financing activities
Tax benefit related to the amortization of tax goodwill in excess of book basis	40	40

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

Principles of Consolidation

All intercompany balances and transactions have been eliminated in consolidation. Our investment in entities with less than 20% ownership or in which the Company does not have the ability to influence the operations of the investee are being accounted for using the cost method and are included in investment in joint ventures.

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

Goodwill

The Company’s carrying value of goodwill is the residual of the purchase price over the fair value of the net assets acquired from various acquisitions including the acquisition of Addus HealthCare, Inc. (“Addus HealthCare”). In accordance with Accounting Standards Codification (“ASC”) Topic 350, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are not amortized. The Company tests goodwill for impairment on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. Goodwill and indefinite lived intangible assets are required to be tested for impairment at least annually. The Company may use a qualitative test, known as “Step 0” or a two-step quantitative method to determine whether impairment has occurred. In Step 0, the Company can elect to perform an optional qualitative analysis and based on the results skip the two step analysis. In 2012, the Company elected to implement Step 0 and was not required to conduct the remaining two step analysis.

Intangible Assets

The Company’s identifiable intangible assets consist of customer and referral relationships, trade names, trademarks, state licenses and non-compete agreements. Amortization is computed using straight-line and accelerated methods based upon the estimated useful lives of the respective assets, which range from two to 25 years.

ASC Topic 350 requires that the fair value of intangible assets with indefinite lives be estimated and compared to the carrying value. The Company estimates the fair value of these intangible assets using the income approach. Intangible assets with finite lives are amortized using the estimated economic benefit method over the useful life and assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based on estimated undiscounted cash flows. The Company recognizes an impairment loss when the estimated fair value of the intangible asset is less than the carrying value. No impairment charge was recorded for the three months ended March 31, 2013 or 2012.

The income approach, which the Company uses to estimate the fair value of its intangible assets, is dependent on a number of factors including estimates of future market growth and trends, forecasted revenue and costs, expected periods the assets will be utilized, appropriate discount rates and other variables. The Company bases its fair value estimates on assumptions the Company believes to be reasonable but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, the Company makes certain judgments about the selection of comparable companies used in the market approach in determining valuation.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts and shares in thousands)

(Unaudited)

Long-Lived Assets

The Company reviews its long-lived assets and definite lived intangibles (except goodwill and finite lived intangible assets, as described above) for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine if impairment exists, the Company compares the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset, generally determined by discounting the estimated future cash flows. No impairment charge was recorded for the three months ended March 31, 2013 or 2012.

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

Included in the Company’s calculation for the three months ended March 31, 2013 were 715 stock options of which 517 were out-of-the money and therefore anti-dilutive and 95 restricted stock awards with 18 included in the weighted diluted shares outstanding.

For the three months ended March 31, 2012 the Company had 775 stock options, all of which were out-of-the money and therefore anti-dilutive and 19 restricted stock awards with 4 included in the weighted diluted shares outstanding.

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

2. Discontinued Operations

During December 2012, in anticipation of the sale of substantially all of the assets used in its home health business (the “Home Health Business”), the Company reported the operating results of the Home Health Business as discontinued operations in accordance with ASC 360-10-45 “Impairment or Disposal of Long-Lived Assets.” On February 7, 2013, the Company entered into the Home Health Purchase Agreement, pursuant to which subsidiaries of LHC Group, Inc. agreed to acquire substantially all the assets of the Home Health Business in Arkansas, Nevada and South Carolina and 90% of the Home Health Business in California and Illinois, with the Company retaining 10% ownership in such locations, for cash consideration of $20,000. The transaction was consummated effective March 1, 2013. In addition, the results of discontinued operations include one home health agency being held for sale and one home health agency that closed in January of 2013.

The Company has included the financial results of the Home Health Business in discontinued operations for all periods presented. Assets sold to the purchasers are presented as assets held for sale, net, on the accompanying consolidated balance sheet as of December 31, 2012. In connection with the discontinued operations presentation, certain financial statement footnotes have also been updated to reflect the impact of discontinued operations.

The following table presents the net service revenues and earnings attributable to discontinued operations, which include the financial results for the three months ended March 31, 2013 and 2012:

	For the Three Months ended March 31,
	2013	2012
Net service revenues	$6,476	$9,035

Loss before income taxes	(911)	(1,847)
Income tax benefit	(374)	(730)

Net loss from discontinued operations	$(537)	$(1,117)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts and shares in thousands)

(Unaudited)

The following table presents the net gain on the sale of the Home Health Business, which was recorded March 1, 2013.

Gain before income taxes	$18,838
Income tax expenses	7,727

Net income (loss) from discontinued operations	$11,111

The only class of assets for discontinued operations reflected as assets held for sale, net, as of December 31, 2012 was as follows:

December 31, 2012
Property and equipment, net of accumulated depreciation and amortization	$245

Pursuant to the Home Health Purchase Agreement, the Company retained $4,115 and $7,123 of accounts receivable, net as of March 31, 2013 and December 31, 2012. In addition, the Company retained the related accrued expenses and accounts payable associated with the Home Health Business as of December 31, 2012.

3. Sale of Agency

During February 2012, the Company completed its sale of a home health agency located in Portland, OR for approximately $525 with net proceeds of approximately $495 after the payment of closing related expenses. The Company recorded a $495 pre-tax gain on the sale of the agency.

4. Goodwill and Intangible Assets

The Company’s carrying value of goodwill is the residual of the purchase price over the fair value of the net assets acquired from various acquisitions including the acquisition of Addus HealthCare. In accordance with Accounting Standards Codification (“ASC”) Topic 350, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are not amortized. The Company tests goodwill for impairment on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that impairment may have occurred.

Goodwill is required to be tested for impairment at least annually. The Company can elect to perform Step-0 an optional qualitative analysis and based on the results skip the remaining two steps. In 2012, the Company elected to implement Step 0 and was not required to conduct the remaining two step analysis.

In performing its goodwill assessment for 2012, the Company evaluated the following factors that affect future business performance: macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, entity-specific events and company stock price. As a result of the assessment of these qualitative factors, the Company has concluded that it is more likely than not that the fair value of the Company as of December 31, 2012 exceeded its carrying value. Accordingly, the first and second steps of the goodwill impairment test as described in FASB ASC 350-20-35, which includes estimating the fair value of the Company, are not considered necessary for the Company.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts and shares in thousands)

(Unaudited)

The Company did not record any impairment charges for the three months ended March 31, 2013 or 2012. The Company will perform its annual impairment test for fiscal 2013 during the fourth quarter of 2013.

The following is a summary of the goodwill activity for the three months ended March 31, 2013:

Goodwill, at December 31, 2012	$50,536
Adjustments to previously recorded goodwill	(40)

Goodwill, at March 31, 2013	$50,496

The Company’s identifiable intangible assets consist of customer and referral relationships, trade names, trademarks, state licenses and non-compete agreements. Amortization is computed using straight-line and accelerated methods based upon the estimated useful lives of the respective assets, which range from two to 25 years.

The Company also has indefinite-lived assets that are not subject to amortization expense such as certificates of need and licenses to conduct specific operations within geographic markets. The Company has concluded that certificates of need and licenses have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and the Company intends to renew and operate the certificates of need and licenses indefinitely. The certificates of need and licenses are tested annually for impairment using the cost approach. Under this method assumptions are made about the cost to replace the certificates of need. No impairment charges were recorded in the three months ended March 31, 2013 and 2012.

The Company will perform its annual impairment test for fiscal 2013 during the fourth quarter of 2013.

The following is a summary of the intangible assets and indefinite-lived asset activity as of March 31, 2013:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer and referral relationships	$24,908	$20,318	$4,590
Trade names and trademarks	4,081	2,833	1,248
State licenses	150	—	150
Non-competition agreements	408	366	42

	$29,547	$23,517	$6,030

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts and shares in thousands)

(Unaudited)

5. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consisted of the following:

	March 31, 2013	December 31, 2012
Prepaid health insurance	$2,110	$4,062
Prepaid workers’ compensation and liability insurance	515	1,056
Prepaid rent	186	181
Workers’ compensation insurance receivable	1,531	953
Other	1,173	1,041

	$5,515	$7,293

Accrued expenses consisted of the following:

	March 31, 2013	December 31, 2012
Accrued payroll	$9,591	$11,539
Accrued workers’ compensation insurance	13,527	12,452
Accrued payroll taxes	2,418	1,481
Accrued health insurance	2,167	3,469
Accrued amounts to purchaser	1,988	—
Accrued taxes	3,078	1,223
Accrued interest	—	51
Current portion of contingent earn-out obligation (1)	689	689
Other	2,177	1,813

	$35,635	$32,717

(1)	The Company acquired certain assets of Advantage Health Systems, Inc. (“Advantage”) in July 2010. The purchase agreement for the acquisition of Advantage contained a provision for earn-out payments contingent upon the achievement of certain performance targets. The sellers of Advantage disagree with the Company’s calculation of the earn-out payment and the parties have agreed to have an arbitrator determine the amount of the second earn-out payment. The final earn-out payment is expected to be made during the second quarter of 2013.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts and shares in thousands)

(Unaudited)

6. Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2013	December 31, 2012
Revolving credit loan	$—	$16,250
Term loan	—	208

Total	—	16,458
Less current maturities	—	(208)

Long-term debt	$—	$16,250

Senior Secured Credit Facility

The Company’s credit facility provides a $55.0 million revolving line of credit expiring November 2, 2014, includes a $15.0 million sublimit for the issuance of letters of credit and included a $5.0 million term loan that matured and was paid on January 5, 2013. Substantially all of the subsidiaries of Holdings are co-borrowers, and Holdings has guaranteed the borrowers’ obligations under the credit facility. The credit facility is secured by a first priority security interest in all of Holdings’ and the borrowers’ current and future tangible and intangible assets, including the shares of stock of the borrowers.

On July 26, 2010, the Company entered into an amendment to its credit facility, which provided for a new term loan component of the credit facility in the aggregate principal amount of $5,000 with a maturity date of January 5, 2013. The term loan was repaid when due on January 5, 2013.

On July 26, 2011, the Company entered into another amendment to its credit facility, which modified the Company’s maximum senior leverage ratio from 3.00 to 1.00 to 3.25 to 1.00 for each twelve month period ending on the last of day of each fiscal quarter beginning with the twelve month period ended June 30, 2011 and increased the advance multiple used to determine the amount of the borrowing base from 3.0 to 1.0 to 3.25 to 1.0.

During the fourth quarter of 2011, the lenders under the Company’s credit facility permitted the Company to add back approximately $1,800 to adjusted EBITDA for the purpose of determining availability under the credit facility. The effect of the add back was to increase availability by approximately $5,800 until March 1, 2012. On March 1, 2012, the add back allowance was reduced by $200 and was reduced by $200 on the first day of each month thereafter until the add back was eliminated, which resulted in a reduction in availability of $650 on the first day of each month thereafter until the add back was eliminated. The add-back was eliminated on December 1, 2012. During the second quarter of 2012, the lenders under the Company’s credit facility agreed to a modified interpretation of the credit facility as it relates to the calculation of the fixed charge ratio, which provides the Company with increased flexibility in meeting this covenant. The credit facility contains customary affirmative, negative and financial covenants with which the Company was in compliance at March 31, 2013.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts and shares in thousands)

(Unaudited)

The availability of funds under the revolving credit portion of the credit facility, as amended, is based on the lesser of (i) the product of adjusted EBITDA, as defined in the credit facility agreement, for the most recent 12-month period for which financial statements have been delivered under the credit facility agreement multiplied by the specified advance multiple, up to 3.25, less the outstanding senior indebtedness and letters of credit, and (ii) $55,000 less the outstanding revolving loans and letters of credit. Interest on the amounts outstanding under the revolving credit portion of the credit facility is payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 4.6% or the LIBOR rate for term periods of one, two, three or six months plus a margin of 4.6%. Interest will be paid monthly or at the end of the relevant interest period, as determined in accordance with the credit facility agreement. The borrowers will pay a fee equal to 0.5% per annum of the unused portion of the revolving portion of the credit facility. Issued stand-by letters of credit will be charged at a rate of 2.0% per annum payable monthly. On March 31, 2013 the interest rate on the revolving credit loan facility was 4.8% (30 day LIBOR rate was 0.2%). The total availability under the revolving credit loan facility was $47,590 at March 31, 2013 compared to $27,137 at December 31, 2012.

7. Income Taxes

A reconciliation of the continuing operations statutory federal tax rate of 35% and 34% for the three months ended March 31, 2013 and 2012 is summarized as follows:

	Three Months Ended March 31,
	2013	2012
Federal income tax a statutory rate	35.0%	34.0%
State and local taxes, net of federal benefit	6.1	5.9
Jobs tax credits, net (1)	(18.9)	—
Nondeductible meals and entertainment, other	1.8	0.2

Long-term debt	24.0%	40.1%

(1)	Included in the jobs tax credit for the three months ended March 31, 2013 was a one time benefit of 14.7% reduction in our statutory tax rate for the jobs tax credits earned in 2012 but not recorded until 2013. The Federal employment opportunity tax credits were reinstated in 2013 and were not an allowable deduction in 2012.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts and shares in thousands)

(Unaudited)

8. Segment Data

The Company has historically segregated its results into two distinct reporting segments: the home & community segment and the home health segment. As a result of the sale of the Home Health Business, the Company has reported the operating results for the Home Health Business in discontinued operations. Therefore, all of the Company’s operations are reported as one operating segment.

9. Commitments and Contingencies

Legal Proceedings

The Company is a party to legal and/or administrative proceedings arising in the ordinary course of its business. It is the opinion of management that the outcome of such proceedings will not have a material effect on the Company’s financial position and results of operations.

Indemnification Obligations

Pursuant to the Home Health Purchase Agreement, the Company is obligated to indemnify the purchasers for, among other things, (i) penalties, fines, judgments and settlement amounts arising from a violation of certain specified statutes, including the False Claims Act, the 19 Civil Monetary Penalties Law, the federal Anti-Kickback Statute, the Ethics in Patient Referral Act or any state law equivalent in connection with the operation of the Home Health Business prior to the closing, and (ii) any liability related to the failure of any reimbursement claim submitted to certain government programs for services rendered by the Home Health Business prior to the closing to meet the requirements of such government programs, or any violation prior to the closing of any health care laws. Such liabilities include amounts to be recouped by, or repaid to, such government programs as a result of improperly submitted claims for reimbursement or those discovered as a result of audits by investigative agencies. All services that the Company has provided that have been or may be reimbursed by Medicare are subject to retroactive adjustments and/or total denial of payments received from Medicare under various review and audit provisions included in the program regulations. The review period is generally described as six years from the date the services are provided but could be expanded to ten years under certain circumstances if fraud is found to have existed at the time of original billing. In the event that there are adjustments relating to the period prior to the closing, the Company may be required to reimburse the purchasers or the government for the amount of such adjustments, which could adversely affect the Company’s business and financial condition. The Company has not established a liability reserve for these obligations and at this time cannot determine the probability of requiring the reserve nor the estimated value of such reserve.

Employment Agreements

The Company has entered into employment agreements with certain members of senior management. The terms of these agreements are up to four years and include non-compete and nondisclosure provisions, as well as provide for defined severance payments in the event of termination.

10. Significant Payors

A substantial portion of the Company’s net service revenues and accounts receivables are derived from services performed for federal, state and local governmental agencies. One state governmental agency accounted for 59.5% and 55.1% of the Company’s net service revenues for the three months ended March 31, 2013 and 2012, respectively.

The related receivables due from Medicare and the state agency represented 5% and 68%, respectively, of the Company’s accounts receivable at March 31, 2013, and 7% and 69%, respectively, of the Company’s accounts receivable at December 31, 2012.

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

Effective March 1, 2013, we sold substantially all of the assets used in our home health business (the “Home Health Business”) in Arkansas, Nevada and South Carolina, and 90% of the Home Health Business in California and Illinois, to subsidiaries of LHC Group, Inc. (the “Purchasers”) for a cash purchase price of approximately $20 million. We retained a 10% ownership interest in the Home Health Business in California and Illinois. The assets sold included 19 home health agencies and two hospice agencies in five states. Through these home health agencies, we previously provided physical, occupational and speech therapy, as well as skilled nursing services, to pediatric, adult infirm and elderly patients. We are also holding as an asset for sale an agency located in Pennsylvania and we closed an agency in Idaho in January 2013. The results of the Home Health Business sold or held for sale are reflected as discontinued operations for all periods presented herein. Continuing operations include the results of operations previously included in our home & community segment and three agencies previously included in our home health segment. Following the sale of the Home Health Business, we manage and internally report our business in one segment.

We believe the sale of the Home Health Business substantially positions us for future growth. The sale allows us to focus both management and financial resources to address changes in the home and community based services industry and to address the needs of managed care organizations as they become responsible for state sponsored programs. We have improved our financial performance by lowering our administrative costs and concentrating our efforts on the business that is growing and providing all of our profitability and disposing of the business that was unprofitable. We have improved our overall financial position by eliminating our debt and adding substantial amounts in cash reserves to our balance sheet. A summary of our results for the three months ended March 31, 2013 and 2012 are provided in the table below:

	For the Three Months Ended March 31,
	2013	2012	Percent Change
Net service revenues – continuing operations	$62,998	$58,889	7.0%
Net service revenues – discontinued operations	6,476	9,035	(28.3)%

Net income from continuing operations	2,687	1,746	53.9%
Gain on sale of Home Health Business	11,111	—	N/A
Loss from discontinued operations	(537)	(1,117)	(51.9)

Net income	$13,261	$629	N/A

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

On July 26, 2010, we entered into an Asset Purchase Agreement (the “Purchase Agreement”), pursuant to which we acquired the operations and certain assets of Advantage Health Systems, Inc., a South Carolina corporation (“Advantage”). Advantage is a provider of home and community based services in South Carolina and Georgia, which expanded our services across 19 states. The total consideration payable pursuant to the Purchase Agreement was $8.3 million, comprised of $5.1 million in cash, common stock consideration with a deemed value of $1.2 million resulting in the issuance of 248,000 common shares, a maximum of $2.0 million in future cash consideration subject to the achievement of certain performance targets set forth in an earn-out agreement and the assumption of certain specified liabilities. In April 2011, we paid the first earn-out payment of $0.5 million to the sellers of Advantage. During the fourth quarter of 2011 we completed a revaluation of the remaining contingent earn-out obligation and recorded a reduction of approximately $0.5 million with a remaining obligation of $0.7 million as of December 31, 2012. The sellers of Advantage disagree with our calculation of the second earn-out payment. The dispute has been submitted to an arbitrator and the final payment is expected to be made during the second quarter of 2013.

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

We provided our home and community based services through over 96 locations across 19 states as of March 31, 2013 and December 31, 2012.

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

For the three months ended March 31, 2013 and 2012 our payor revenue mix for continuing operations was:

	For the Three Months ended March 31,
	2013	2012
State, local and other governmental programs	95.0%	95.3%
Commercial	1.1	0.9
Private duty	3.9	3.8

	100.0%	100.0%

We derive a significant amount of our net service revenues from our continuing operations in Illinois, which represented 65.5% and 61.9% of our total net service revenues from continuing operations for the three months ended March 31, 2013 and 2012, respectively.

A significant amount of our net service revenues from continuing operations are derived from one payor client, the Illinois Department on Aging, which accounted for 59.5% and 55.1% of our total net service revenues from continuing operations for the three months ended March 31, 2013 and 2012, respectively.

We also measure the performance of our business using a number of different metrics. We consider billable hours, billable hours per business day, revenues per billable hour and the number of consumers, or census.

On April 2, 2013, the Centers for Medicare and Medicaid Services published final regulations for implementation of the increased Federal Medical Assistance Percentage (“FMAP”) payments for the Medicaid program under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2012 (collectively, both laws are referred to herein as the “Health Reform Act”). Under the Health Reform Act, the FMAP to states to cover individuals who are “newly eligible” is 100% for calendar years 2014-2016 and gradually decreases by 2020 to 90%. States that already covered individuals who otherwise became eligible for Medicaid under the Health Reform Act (“Expansion States”) will receive a much lower 2.2% FMAP increase. Expansion States will receive the enhanced FMAP payment for those individuals who previously did not qualify for Medicaid. The final rule, among other things, establishes methodologies for states to determine who is newly eligible. Thus, we expect that not all states in which we do business will receive enhanced FMAP payments or substantial enhanced FMAP payments.

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

Income Tax Expense

All of our income from continuing operations is from domestic sources. We incur state and local taxes in states in which we operate. The differences from the federal statutory rate of 35% are principally due to state taxes and the use of federal employment tax credits.

Gain on Sale of the Home Health Business, Net of Tax

Gain on sale of the home health business, net of tax consists of the results of the gain, net of tax we recorded for selling our Home Health Business effective March 1, 2013.

Discontinued Operations

Discontinued operations consists of the results of operations, net of tax for our Home Health Business that was sold effective March 1, 2013 and the results of operations of assets held for sale.

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

The following table sets forth, for the periods indicated, our consolidated results of operations.

	For the Three Months Ended March 31,
	2013		2012		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)
Net service revenues	$62,998	100.0%	$58,889	100.0%	$4,109	7.0%
Cost of service revenues	47,200	74.9	43,865	74.5	3,335	7.6

Gross profit	15,798	25.1	15,024	25.5	774	5.2
General and administrative expenses	11,510	18.3	11,570	19.6	(60)	(0.5)
Gain on sale of agency	—	—	(495)	(0.8)	495	(100.0)
Depreciation and amortization	546	0.9	631	1.1	(85)	(13.5)

Total operating expenses	12,056	19.1	11,706	19.9	350	3.0

Operating income from continuing operations	3,742	5.9	3,318	5.6	424	12.8
Total interest expense	208	0.3	404	0.7	(196)	(48.5)

Income from continuing operations before income taxes	3,534	5.6	2,914	4.9	620	21.3
Income tax expense	847	1.3	1,168	2.0	(321)	(27.5)

Net income from continuing operations	2,687	4.3	1,746	3.0	941	53.9

Discontinued operations:
Loss from home health business, net of tax	(537)	(0.9)	(1,117)	(1.9)	580	(51.9)
Gain on sale of the home health business, net of tax	11,111	17.6	—	—	11,111	*

Net income from discontinued operations	10,574	16.8	(1,117)	(1.9)	11,691	*

Net income	$13,261	21.0%	$629	1.1%	$12,632	* %

Business Metrics
Average billable census	25,817		24,525		1,292	5.3%
Billable hours (in thousands)	3,714		3,470		244	7.0
Average Billable hours per census per month	48		47		1	2.1
Billable hours per business day	58,031		53,354		4,677	8.8
Revenues per billable hour	$16.96		$16.97		$(0.01)	(0.1)%

*	Percentage information not meaningful

Net service revenues from state, local and other governmental programs accounted for 95.0% and 95.3% of net service revenues for the three months ended March 31, 2013 and 2012, respectively. Private duty and, to a lesser extent, commercial payors accounted for the remainder of net service revenues.

Net service revenues increased $4.1 million, or 7.0%, to $63.0 million for the three months ended March 31, 2013 compared to $58.9 million for the same period in 2012. The increase was primarily due to a 5.3% increase in average census increase and a related 7.0% increase in billable hours.

Gross profit, expressed as a percentage of net service revenues, decreased to 25.1% for the three months ended March 31, 2013, from 25.5% in 2012. This decrease as a percent of revenue of 0.4% is primarily due to an increase in auto claim expenses, partially offset by an increase in the average billed hours per census per month while leveraging the fixed wage cost for field staff.

General and administrative expenses, expressed as a percentage of net service revenues decreased to 19.1% for the three months ended March 31, 2013, from 19.9% for the three months ended March 31, 2012. General and administrative expenses decreased to $11.5 million as compared to $11.6 million for the three months ended March 31, 2013 and 2012, respectively. The decrease in general and administrative expenses was due to a decrease in our bad debt expense for the three months ended 2013 as compared to 2012.

Depreciation and amortization, expressed as a percentage of net service revenues, decreased to 0.9% from 1.1% for the three months ended March 31, 2013 and 2012, respectively. Amortization of intangibles, which are principally amortized using accelerated methods, totaled $0.3 million and $0.4 million for the three months ended March 31, 2013 and 2012, respectively.

Interest Income

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, interest income. While we may be owed additional prompt payment interest, the amount and timing of receipt of such payments remains uncertain and we have determined that we will continue to recognize prompt payment interest income when received. The state amended its prompt payment interest terms, effective July 1, 2011, which changed the measurement period for outstanding invoices from a 60-day to a 90-day outstanding period. We believe this change in terms will reduce future amounts paid for prompt payment interest. We did not receive any prompt payment interest income for the three months ended March 31, 2013 or 2012.

Interest Expense

Interest expense was $0.2 million and $0.4 million for the three months ended March 31, 2013 and 2012, respectively. Interest expense decreased $0.2 million primarily due to a reduction in outstanding debt.

Income Tax Expense (Benefit)

Our effective tax rates from continuing operations for the three months ended March 31, 2013 and 2012 were 24.0% and 40.1%, respectively. The principal difference between the Federal and State statutory rates and our effective tax rate is Federal employment opportunity tax credits. The Federal employment opportunity tax credits were reinstated in 2013 and were not an allowable deduction in 2012.

Discontinued Operations

During the fourth quarter of fiscal year 2012, we announced that we were pursuing strategic alternatives for our Home Health Business, and in February 2013, we entered into the Home Health Purchase Agreement. Following the sale, we have segregated the Home Health Business operating results and presented them separately as discontinued operations for all periods presented (see note 2 – “Discontinued Operations” of the Notes to the Consolidated Financial Statements included herein).

The table below depicts the results of discontinued operations.

	For the Three Months Ended March 31,
	2013		2012		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)
Net service revenues	$6,476	100.0%	$9,035	100.0%	$(2,559)	(28.3)%
Cost of service revenues	3,713	57.3	5,418	60.0	(1,705)	(31.5)

Gross profit	2,763	42.7	3,617	40.0	(854)	(23.6)
General and administrative expenses	3,674	56.7	5,461	60.4	(1,787)	(32.7)
Depreciation and amortization	—	—	3	0.0	(3)	(100.0)

Operating income (loss) from discontinued operations	(911)	(14.1)	(1,847)	(20.4)	936	(50.7)

Income tax (benefit)	(374)	(5.8)	(730)	(8.1)	356	(48.8)

Loss from home health business, net of tax	$(537)	(8.3)%	$(1,117)	(12.4)%	$580	(51.9)%

The losses were primarily due to reduced sales, higher costs to treat consumers and our inability to reduce fixed general and administrative costs at a rate consistent with revenue declines.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash from operations and borrowings under our credit facility. At March 31, 2013 and December 31, 2012, we had cash balances of $17.8 million and $1.7 million, respectively. The increase in cash balance between December 31, 2012 and March 31, 2013 is primarily attributable to the cash received from the purchasers for our Home Health Business and increased collections on outstanding accounts receivable which were offset by payments on our line of credit and term loan.

Cash flows from operating activities represent the inflow of cash from our payor clients and the outflow of cash for payroll and payroll taxes, operating expenses, interest and taxes. Due to its revenue deficiencies and financing issues, the State of Illinois has reimbursed us on a delayed basis with respect to our various agreements including with our largest payor, the Illinois Department on Aging. The open receivable balance from the State of Illinois decreased by $8.0 million, to $45.2 million as of March 31, 2013 from $53.2 million as of December 31, 2012.

The State of Illinois continues to reimburse us on a delayed basis. These payment delays have adversely impacted, and may further adversely impact, our liquidity, and may result in the need to increase borrowings under our credit facility. Delayed reimbursements from our other state payors have also contributed to the increase in our receivable balances.

Our credit facility provides a $55.0 million revolving line of credit expiring November 2, 2014, includes a $15.0 million sublimit for the issuance of letters of credit and previously included a $5.0 million term loan that matured and was paid on January 5, 2013. Substantially all of the subsidiaries of Holdings are co-borrowers, and Holdings has guaranteed the borrowers’ obligations under the credit facility. The credit facility is secured by a first priority security interest in all of Holdings’ and the borrowers’ current and future tangible and intangible assets, including the shares of stock of the borrowers.

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

On July 26, 2010, we entered into an amendment to our credit facility, which provided for a new term loan component of the credit facility in the aggregate principal amount of $5,000 with a maturity date of January 5, 2013. The term loan was repaid when due on January 5, 2013.

On July 26, 2011, we entered into another amendment to our credit facility, which modified our maximum senior leverage ratio from 3.00 to 1.00 to 3.25 to 1.00 for each twelve month period ending on the last of day of each fiscal quarter beginning with the twelve month period ended June 30, 2011 and increased the advance multiple used to determine the amount of the borrowing base from 3.0 to 1.0 to 3.25 to 1.0.

During the fourth quarter of 2011, the lenders under our credit facility permitted us to add back approximately $1.8 million to adjusted EBITDA for the purpose of determining availability under the credit facility. The effect of the add back was to increase availability by approximately $5.8 million until March 1, 2012. On March 1, 2012, the add back allowance was reduced by $0.2 million and was reduced by $0.2 million on the first day of each month thereafter until the add back was eliminated, which resulted in a reduction in availability of $0.65 million on the first day of each month thereafter until the add back was eliminated. The add-back was eliminated on December 1, 2012.

During the second quarter of 2012, the lenders under our credit facility agreed to a modified interpretation of the credit facility as it relates to the calculation of the fixed charge ratio, which provides us with increased flexibility in meeting this covenant. The credit facility contains customary affirmative, negative and financial covenants with which we were in compliance at March 31, 2013.

As of March 31, 2013 we had no outstanding amount on our revolving credit facility other than letters of credit. After giving effect to the amount drawn on our credit facility, approximately $7.4 million of outstanding letters of credit, borrowing limits based on an advanced multiple of adjusted EBITDA and the Fourth Amendment, we had $47.6 million available for borrowing under the credit facility as of March 31, 2013. In order to obtain consent from our lender for the sale of the Home Health Business we agreed to work in good faith to negotiate and enter into an amendment to the credit facility to amend certain provisions including a reduction in the maximum revolving loan limit and revolving loan commitment.

We believe the available borrowings under our credit facility which, when taken together with existing cash reserves and cash from operations, will be sufficient to cover our working capital needs for at least the next 12 months and provide resources, subject to any necessary lender consent, to enter into and complete select acquisitions. While our growth plan is not dependent on the completion of acquisitions, if we do not have sufficient cash resources or availability under our credit facility, or we are otherwise prohibited from making acquisitions, our growth could be limited unless we obtain additional equity or debt financing or unless we obtain the necessary consents from our lenders.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Net cash provided by (used in) operating activities	$13,025	$(1,283)
Net cash provided by investing activities	19,480	207
Net cash (used in) provided by financing activities	(16,458)	375

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Net cash provided by operating activities was $13.0 million for the three months ended March 31, 2013, compared to cash used in operations of $(1.3) million for the same period in 2012. This increase in cash provided by operations was primarily due to an increase in cash from changes in net working capital and an increase in operating income before depreciation and amortization generated for the three months ended March 31, 2013 as compared to the same period in 2012.

Net cash provided by investing activities was $19.5 million for the three months ended March 31, 2013. Our investing activities for the three months ended March 31, 2013 were $19.7 million in net proceeds received from the sale of the Home Health Business and the purchase of $0.2 million of property and equipment. Our investing activities for the three months ended March 31, 2012 were $0.5 million in net proceeds received for the sale of an agency and $0.3 million in capital expenditures.

Net cash used in financing activities was $16.5 million for the three months ended March 31, 2013 as compared to net cash provided by financing activities $0.4 million for the three months ended March 31, 2012. Our financing activities for the three months ended March 31, 2013 were primarily driven by net payments of $16.2 million on the revolving credit portion of our credit facility, and $0.2 million in payments on our term loan. Our financing activities for the three months ended March 31, 2012 were primarily driven by $2.0 million in borrowings on the revolving credit portion of our credit facility, offset by $1.0 million in payments on subordinated dividend notes, and $0.6 million in payments on our term loan.

Outstanding Accounts Receivable

Outstanding accounts receivable, net of the allowance for doubtful accounts, decreased by $10.7 million as of March 31, 2013 as compared to December 31, 2012. The decrease in accounts receivable is primarily attributable to the consistent payments we received from the State of Illinois during the first quarter of 2013 and to a lesser extent the winding down of our Home Health Business.

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

The following tables detail our accounts receivable before reserves by payor category, showing Illinois governmental payors separately, and segment and the related allowance amount at March 31, 2013 and December 31, 2012:

	March 31, 2013
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(in thousands, except percentages)
Continuing operations
Illinois governmental based programs	$39,098	$3,484	$1,341	$911	$44,834
Other state, local and other governmental programs	10,541	888	543	231	12,203
Private duty and commercial	1,874	449	214	335	2,872

	51,513	4,821	2,098	1,477	59,909

Aging % continuing operations	86.0%	8.0%	3.5%	2.5%
Discontinued operations
Medicare	2,309	1,050	164	—	3,523
Other state, local and other governmental programs	303	41	25	4	373
Private duty and commercial	521	192	135	14	862
Illinois governmental based programs	125	121	38	50	334

	3,258	1,404	362	68	5,092

Total	$54,771	$6,225	$2,460	$1,545	$65,001

Aging % of total	84.2%	9.6%	3.8%	2.4%
Allowance for doubtful accounts					$4,361
Reserve as % of gross accounts receivable					6.7%

	December 31, 2012
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(in thousands, except percentages)
Continuing operations
Illinois governmental based programs	$38,339	$13,374	$1,076	$126	$52,915
Other state, local and other governmental programs	10,248	845	610	329	12,032
Private duty and commercial	1,936	360	127	401	2,824

	50,523	14,579	1,813	856	67,771

Aging % continuing operations	74.5%	21.5%	2.7%	1.3%
Discontinued operations
Medicare	4,751	955	188	—	5,894
Other state, local and other governmental programs	340	109	58	—	507
Private duty and commercial	965	211	164	30	1,370
Illinois governmental based programs	128	19	35	45	227

	6,184	1,294	445	75	7,998

Total	$56,707	$15,873	$2,258	$931	$75,769

Aging % of total	74.9%	20.9%	3.0%	1.2%
Allowance for doubtful accounts					$4,466
Reserve as % of gross accounts receivable					5.9%

We calculate our continuing operations days sales outstanding (“DSO”) by taking the accounts receivable outstanding net of the allowance for doubtful accounts divided by the total net service revenues for the last quarter, multiplied by the number of days in that quarter. Our DSOs from continuing operations were 81 days and 92 days at March 31, 2013 and December 31, 2012, respectively. The DSOs for our largest payor, the Illinois Department on Aging, at March 31, 2013 and December 31, 2012 were 99 days and 122 days, respectively.

Indebtedness

Credit Facility

Our credit facility provides a $55.0 million revolving line of credit expiring November 2, 2014, and includes a $15.0 million sublimit for the issuance of letters of credit and previously included a $5.0 million term loan that matured and was paid on January 5, 2013. Substantially all of the subsidiaries of Holdings are co-borrowers, and Holdings has guaranteed the borrowers’ obligations under the credit facility. The credit facility is secured by a first priority security interest in all of Holdings’ and the borrowers’ current and future tangible and intangible assets, including the shares of stock of the borrowers.

The availability of funds under the revolving credit portion of the credit facility, as amended, is based on the lesser of (i) the product of adjusted EBITDA, as defined, for the most recent 12-month period for which financial statements have been delivered under the credit facility agreement multiplied by the specified advance multiple, up to 3.25, less the outstanding senior indebtedness and letters of credit, and (ii) $55.0 million less the outstanding revolving loans and letters of credit. Interest on the revolving line of credit and term loan amounts outstanding under the credit facility is payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 4.6% or the LIBOR rate for term periods of one, two, three or six months plus a margin of 4.6%. Interest on the credit facility will be paid monthly on or at the end of the relevant interest period, as determined in accordance with the credit facility agreement. The borrowers will pay a fee equal to 0.5% per annum of the unused portion of the revolving portion of the credit facility. Issued stand-by letters of credit will be charged at a rate of 2.0% per annum payable monthly. We did not have any amounts outstanding on our credit facility as of March 31, 2013 and the total availability under the revolving credit loan facility was $47.6 million.

The credit facility contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The credit facility also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum fixed charge coverage ratio, a requirement to stay below a maximum senior leverage ratio and a requirement to stay below a maximum permitted amount of capital expenditures, as well as restrictions on guarantees, indebtedness, liens, dividends, distributions, investments and loans, subject to customary carve outs, restrictions on Holdings’ and the borrowers’ ability to enter into transactions other than in the ordinary course of business, a restriction on the ability to consummate more than three acquisitions in any calendar year, or for the purchase price of any one acquisition to exceed $0.5 million, in each case without the consent of the lenders, restrictions on mergers, transfers of assets, acquisitions, equipment, subsidiaries and affiliate transactions, subject to customary carve outs, and restrictions on fundamental changes and lines of business. We were in compliance with all of our credit facility covenants at March 31, 2013.

During the second quarter of 2012, the lenders under our credit facility agreed to a modified interpretation of the credit facility as it relates to the calculation of the fixed charge ratio, which provides us with increased flexibility in meeting this covenant. In order to obtain consent from our lender for the sale of the Home Health Business we agreed to work in good faith to negotiate and enter into an amendment to the credit facility to amend certain provisions including a reduction in the maximum revolving loan limit and revolving loan commitment.

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

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

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

Revenue Recognition

The majority of our revenues for the three months ended March 31, 2013 and 2012 from continuing operations are derived from Medicaid and Medicaid waiver programs under agreements with various state and local authorities. These agreements provide for a service term from one year to an indefinite term. Services are provided based on authorized hours, determined by the relevant state or local agency, at an hourly rate specified in the agreement or fixed by legislation. Services to other payors, such as private or commercial clients, are provided at negotiated hourly rates and recognized in net service revenues as services are provided. We provide for appropriate allowances for uncollectible amounts at the time the services are rendered.

The Illinois Department on Aging initiated technical changes to the method for reimbursing providers effective May 1, 2013. We estimate that first quarter net service revenues would have been reduced by approximately $0.6 million with no corresponding reduction in the cost of service revenues, if such changes had been in effect beginning January 1, 2013.

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

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, interest income. We did not receive any prompt payment interest in the three months ended March 31, 2013 and 2012, respectively. While we may be owed additional prompt payment interest, the amount and timing of receipt of such payments remains uncertain and we have determined that we will continue to recognize prompt payment interest income when received.

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

Goodwill and Other Intangible Assets

Our carrying value of goodwill is the residual of the purchase price over the fair value of the net assets acquired from various acquisitions, including the acquisition of Addus HealthCare, Inc. (“Addus HealthCare”). In accordance with ASC Topic 350, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are not amortized. Goodwill and indefinite lived intangible assets are required to be tested for impairment at least annually. We test goodwill for impairment on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. We may use a qualitative test, known as “Step 0” or a two-step quantitative method to determine whether impairment has occurred. We can elect to perform Step-0 an optional qualitative analysis and based on the results skip the remaining two steps. In 2012, we elected to implement Step 0 and were not required to conduct the remaining two step analysis.

We did not record any impairment charges for the three months ended March 31, 2013 and 2012.

Long-Lived Assets

We review our long-lived assets and indefinite lived intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine if impairment exists, we compare the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset, generally determined by discounting the estimated future cash flows. No impairments were recorded for the three months ended March 31, 2013 and 2012.

Workers’ Compensation Program

Our workers’ compensation insurance program has a $0.35 million deductible component. We recognize our obligations associated with this program in the period the claim is incurred. The cost of both the claims reported and claims incurred but not reported, up to the deductible, have been accrued based on historical claims experience, industry statistics and an actuarial analysis performed by an independent third party. We monitor our claims quarterly and adjust our reserves accordingly. These costs are recorded primarily in the cost of services caption in the consolidated statement of income. Under the agreement pursuant to which we acquired Addus HealthCare, claims under our workers’ compensation insurance program that relate to December 31, 2005 or earlier are the responsibility of the selling shareholders in the acquisition, subject to certain limitations. In August 2010, the FASB issued Accounting Standards Update No 2010-24, Health Care Entities (Topic 954), “Presentation of Insurance Claims and Related Insurance Recoveries” (“ASU 2010-24”), which clarifies that companies should not net insurance recoveries against a related claim liability. Additionally, the amount of the claim liability should be determined without consideration of insurance recoveries. As of March 31, 2013 and December 31, 2012, we recorded $1.5 and $1.0 million in workers’ compensation insurance recovery receivables and a corresponding increase in its workers’ compensation liability. The workers’ compensation insurance recovery receivable is included in our prepaid expenses and other current assets on the balance sheet.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Given the recent increase in our share price, it is likely that we will be required to comply with Section 404 of the Sarbanes-Oxley Act during 2013.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Legal Proceedings

The Company is a party to legal and/or administrative proceedings arising in the ordinary course of its business. It is the opinion of management that the outcome of such proceedings will not have a material effect on the Company’s financial position and results of operations.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factors discussed under the caption “Risk Factors” set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2012. Except as set forth below, there have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in our Annual Report on Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

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

Certain of these measures have been implemented by, or are proposed in, states in which we operate. For example, California has considered a number of proposals, including potential changes in eligibility standards or hours utilization and Illinois has delayed payments to providers. In 2012, we derived approximately 64% of our total net service revenues from continuing operations from services provided in Illinois, 7% of our total net service revenues from continuing operations from services provided in California and 7% of our total net service revenues from continuing operations from services provided in Washington. Because a substantial portion of our business is concentrated in these states, any significant reduction in expenditures that pay for our services in these states and other states in which we do business may have a disproportionately negative impact on our future operating results. Provisions in the Health Reform Act increase eligibility for Medicaid, which may cause a reallocation of Medicaid funding. It is difficult to predict at this time what the effect of these changes would be on our business. If changes in Medicaid policy result in a reduction in available funds for the services we offer, our net service revenues could be negatively impacted.

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

On April 2, 2013, the Centers for Medicare and Medicaid Services published final regulations for implementation of the increased FMAP payments for the Medicaid program under the Health Reform Act. Under the Health Reform Act, the FMAP to states to cover individuals who are “newly eligible” is 100% for calendar years 2014-2016 and gradually decreases by 2020 to 90%. Expansion States will receive a much lower 2.2% FMAP increase. Expansion States will receive the enhanced FMAP payment for those individuals who previously did not qualify for Medicaid. The final rule, among other things, establishes methodologies for states to determine who is newly eligible. Thus, we expect that not all states in which we do business will receive enhanced FMAP payments or substantial enhanced FMAP payments. We are not able at this time to determine the impact these changes will have on our business.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 5.	Other Information

None

Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company dated as of November 2, 2009 (filed on November 20, 2009 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

3.2	Amended and Restated Bylaws of the Company, as amended by the First Amendment to the Amended and Restated Bylaws*

4.1	Form of Common Stock Certificate (filed on October 2, 2009 as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

10.1	Asset Purchase Agreement, dated as of February 7, 2013, by and among Addus HealthCare, Inc., its subsidiaries identified therein, LHC Group, Inc. and its subsidiaries identified therein (filed on March 6, 2013 as Exhibit 99.1 to the Company’s Current Report on Form 8-K)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	Financial statements from the quarterly report on Form 10-Q of Addus HomeCare Corporation for the quarter ended September 30, 2012, filed on November 1, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADDUS HOMECARE CORPORATION

Date: May 9, 2013	By:	/S/ MARK S. HEANEY

Mark S. Heaney President and Chief Executive Officer (As Principal Executive Officer)

Date: May 9, 2013	By:	/S/ DENNIS B. MEULEMANS

Dennis B. Meulemans Chief Financial Officer (As Principal Financial Officer)

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company dated as of November 2, 2009 (filed on November 20, 2009 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

3.2	Amended and Restated Bylaws of the Company, as amended by the First Amendment to the Amended and Restated Bylaws*

4.1	Form of Common Stock Certificate (filed on October 2, 2009 as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

10.1	Asset Purchase Agreement, dated as of February 7, 2013, by and among Addus HealthCare, Inc., its subsidiaries identified therein, LHC Group, Inc. and its subsidiaries identified therein (filed on March 6, 2013 as Exhibit 99.1 to the Company’s Current Report on Form 8-K)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	Financial statements from the quarterly report on Form 10-Q of Addus HomeCare Corporation for the quarter ended September 30, 2012, filed on November 1, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith
**	Furnished herewith