Form 10-Q
period 2013-06-30
Addus HomeCare Corp
filed 2013-08-01
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Common Stock $0.001 par value

Shares outstanding at July 31, 2013: 10,912,173

ADDUS HOMECARE CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2013 and December 31, 2012

(amounts and shares in thousands, except per share data)

	(Unaudited)
	June 30, 2013	December 31, 2012
Assets

Current assets
Cash	$38,777	$1,737
Accounts receivable, net of allowances of $4,315 and $4,466 at June 30, 2013 and December 31, 2012, respectively	43,605	71,303
Prepaid expenses and other current assets	5,754	7,293
Assets held for sale, net	—	245
Deferred tax assets	7,258	7,258

Total current assets	95,394	87,836

Property and equipment, net of accumulated depreciation and amortization	2,502	2,489

Other assets
Goodwill	50,456	50,536
Intangibles, net of accumulated amortization	5,691	6,370
Deferred tax assets	—	2,328
Investment in joint ventures	900	—
Other assets	212	298

Total other assets	57,259	59,532

Total assets	$155,155	$149,857

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$5,415	$4,117
Accrued expenses	36,365	32,717
Current maturities of long-term debt	—	208
Deferred revenue	10	2,148

Total current liabilities	41,790	39,190

Deferred tax liabilities	3,097	—
Long term debt, less current maturities	—	16,250

Total liabilities	44,887	55,440

Commitments, contingencies and other matters
Stockholders’ equity
Common stock—$.001 par value; 40,000 authorized and 10,898 and 10,823 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	11	11
Additional paid-in capital	82,936	82,778
Retained earnings	27,321	11,628

Total stockholders’ equity	110,268	94,417

Total liabilities and stockholders’ equity	$155,155	$149,857

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months Ended June 30, 2013 and 2012

(amounts and shares in thousands, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net service revenues	$65,755	$60,440	$128,753	$119,329
Cost of service revenues	49,142	44,633	96,342	88,498

Gross profit	16,613	15,807	32,411	30,831

General and administrative expenses	12,092	11,959	23,602	23,529
Gain on sale of agency	—	—	—	(495)
Depreciation and amortization	541	631	1,087	1,262

Total operating expenses	12,633	12,590	24,689	24,296

Operating income from continuing operations	3,980	3,217	7,722	6,535
Interest expense	142	426	350	830

Income from continuing operations before income taxes	3,838	2,791	7,372	5,705
Income tax expense	1,256	956	2,103	2,124

Net income from continuing operations	$2,582	$1,835	$5,269	$3,581

Discontinued Operations
Loss from home health business, net of tax	(150)	(371)	(687)	(1,488)
Gain on sale of home health business, net of tax	—	—	11,111	—

Earnings (losses) from discontinued operations	(150)	(371)	10,424	(1,488)

Net Income	$2,432	$1,464	$15,693	$2,093

Net Income (loss) per common share
Basic
Continuing operations	$0.24	$0.17	$0.49	$0.33
Discontinued operations	(0.01)	(0.03)	0.97	(0.14)

Basic income per share	$0.23	$0.14	$1.46	$0.19

Diluted
Continuing operations	$0.23	$0.17	$0.48	$0.33
Discontinued operations	(0.01)	(0.03)	0.96	(0.14)

Diluted income per share	$0.22	$0.14	$1.44	$0.19

Weighted average number of common shares and potential common shares outstanding:
Basic	10,785	10,761	10,779	10,761
Diluted	11,016	10,785	10,920	10,781

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2013

(amounts and shares in thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2012	10,823	$11	$82,778	$11,628	$94,417
Issuance of shares of common stock under restricted stock award agreements	63	—	—	—	—
Issuance of shares of common stock for exercised stock options	12	—	—	—	—
Stock-based compensation	—	—	217	—	217
Common shares withheld for withholding taxes on exercise of options	—	—	(59)	—	(59)
Net income	—	—	—	15,693	15,693

Balance at June 30, 2013	10,898	$11	82,936	27,321	110,268

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2013 and 2012

(amounts in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net income	$15,693	$2,093
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,087	1,269
Deferred income taxes	5,425	—
Stock-based compensation	217	140
Amortization of debt issuance costs	86	114
Provision for doubtful accounts	1,218	1,795
Gain on sale of home health business	(18,838)	—
Gain on sale of agency	—	(495)
Changes in operating assets and liabilities:
Accounts receivable	26,480	1,432
Prepaid expenses and other current assets	1,410	(281)
Accounts payable	1,298	(337)
Accrued expenses	320	53
Deferred revenue	(150)	(51)

Net cash provided by operating activities	34,246	5,732

Cash flows from investing activities
Net proceeds from sale of home health business	19,659	—
Net proceeds from sale of agency	—	495
Purchases of property and equipment	(407)	(754)

Net cash provided by (used in) investing activities	19,252	(259)

Cash flows from financing activities
Net payments on term loan	(208)	(1,250)
Net payments on credit facility	(16,250)	(2,750)
Payments on subordinated dividend notes	—	(2,000)

Net cash used in financing activities	(16,458)	(6,000)

Net change in cash	37,040	(527)
Cash, at beginning of period	1,737	2,020

Cash, at end of period	$38,777	$1,493

Supplemental disclosures of cash flow information
Cash paid for interest	$317	$887
Cash paid for income taxes	3,074	1,443
Supplemental disclosures of non-cash investing and financing activities
Tax benefit related to the amortization of tax goodwill in excess of book basis	80	80

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

Discontinued Operations

On February 7, 2013, subsidiaries of Holdings entered into an Asset Purchase Agreement with LHC Group, Inc. and certain of its subsidiaries (the “Home Health Purchase Agreement”). Pursuant to the Home Health Purchase Agreement, effective March 1, 2013, the purchasers aquired substantially all the assets of the Company’s home health business in Arkansas, Nevada and South Carolina and 90% of its home health business in California and Illinois, with the Company retaining 10% ownership in such locations, for cash consideration of $20,000.

The Company’s home health services were operated through licensed and Medicare certified offices that provided physical, occupational and speech therapy, as well as skilled nursing services to pediatric, adult infirm and elderly patients. Home health services were reimbursed from Medicare, Medicaid and Medicaid-waiver programs, commercial insurance and private payors (see note 2).

Principles of Consolidation

All intercompany balances and transactions have been eliminated in consolidation. Our investment in entities with less than 20% ownership or in which the Company does not have the ability to influence the operations of the investee are being accounted for using the cost method and are included in investments in joint ventures.

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

Goodwill

The Company’s carrying value of goodwill is the residual of the purchase price over the fair value of the net assets acquired from various acquisitions including the acquisition of Addus HealthCare, Inc. (“Addus HealthCare”). In accordance with Accounting Standards Codification (“ASC”) Topic 350, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are not amortized. The Company tests goodwill for impairment on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. Goodwill and indefinite lived intangible assets are required to be tested for impairment at least annually. The Company may use a qualitative test, known as “Step 0” or a two-step quantitative method to determine whether impairment has occurred. In 2012, the Company elected to implement Step 0 and was not required to conduct the remaining two step analysis. No impairment charge was recorded for the three and six months ended June 30, 2013 or 2012.

Intangible Assets

The Company’s identifiable intangible assets consist of customer and referral relationships, trade names, trademarks, state licenses and non-compete agreements. Amortization is computed using straight-line and accelerated methods based upon the estimated useful lives of the respective assets, which range from two to 25 years.

ASC Topic 350 requires that the fair value of intangible assets with indefinite lives be estimated and compared to the carrying value. The Company estimates the fair value of these intangible assets using the income approach. Intangible assets with finite lives are amortized using the estimated economic benefit method over the useful life and assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based on estimated undiscounted cash flows. The Company recognizes an impairment loss when the estimated fair value of the intangible asset is less than the carrying value. No impairment charge was recorded for the three and six months ended June 30, 2013 or 2012.

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

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts and shares in thousands)

(Unaudited)

Long-Lived Assets

The Company reviews its long-lived assets and finite lived intangibles (except goodwill and finite lived intangible assets, as described above) for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine if impairment exists, the Company compares the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset, generally determined by discounting the estimated future cash flows. No impairment charge was recorded for the three and six months ended June 30, 2013 or 2012.

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

Included in the Company’s calculation for the three and six months ended June 30, 2013 were 677 stock options outstanding, of which 196 and 117, respectively, were dilutive. In addition, there were 99 restricted stock awards outstanding, 36 and 23 of which were dilutive for the three and six months ended June 30, 2013, respectively.

Included in the Company’s calculation for the three and six months ended June 30, 2012 were 791 stock options outstanding of which 4 and 1, respectively, were dilutive. In addition, there were 57 restricted stock awards outstanding, 20 and 19 of which were dilutive for the three and six months ended June 30, 2012, respectively.

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

2. Discontinued Operations

During December 2012, in anticipation of the sale of substantially all of the assets used in its home health business (the “Home Health Business”), the Company reported the operating results of the Home Health Business as discontinued operations in accordance with ASC 360-10-45, “Impairment or Disposal of Long-Lived Assets.” On February 7, 2013, the Company entered into the Home Health Purchase Agreement, pursuant to which subsidiaries of LHC Group, Inc. agreed to acquire substantially all the assets of the Home Health Business in Arkansas, Nevada and South Carolina and 90% of the Home Health Business in California and Illinois, with the Company retaining 10% ownership in such locations, for cash consideration of $20,000. The transaction was consummated effective March 1, 2013. In addition, the results of discontinued operations include one home health agency being held for sale and one home health agency that closed in January of 2013.

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

The following table presents the net service revenues and earnings attributable to discontinued operations, which include the financial results for the three and six months ended June 30, 2013 and 2012:

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2013	2012	2013	2012
Net service revenues	$—	$9,841	$6,476	$18,876

Loss before income taxes	(254)	(613)	(1,165)	(2,460)
Income tax benefit	(104)	(242)	(478)	(972)

Net loss from discontinued operations	$(150)	$(371)	$(687)	$(1,488)

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

Pursuant to the Home Health Purchase Agreement, the Company retained $1,886 and $7,123 of accounts receivable, net as of June 30, 2013 and December 31, 2012. In addition, the Company retained the related accrued expenses and accounts payable associated with the Home Health Business as of December 31, 2012.

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

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts and shares in thousands)

(Unaudited)

The Company did not record any impairment charges for the six months ended June 30, 2013 or 2012. The Company will perform its annual impairment test for fiscal 2013 during the fourth quarter of 2013.

The following is a summary of the goodwill activity for the six months ended June 30, 2013:

Goodwill, at December 31, 2012	$50,536
Adjustments to previously recorded goodwill	(80)

Goodwill, at June 30, 2013	$50,456

The Company’s identifiable intangible assets consist of customer and referral relationships, trade names, trademarks, state licenses and non-compete agreements. Amortization is computed using straight-line and accelerated methods based upon the estimated useful lives of the respective assets, which range from two to 25 years.

The Company also has indefinite-lived assets that are not subject to amortization expense such as certificates of need and licenses to conduct specific operations within geographic markets. The Company has concluded that certificates of need and licenses have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and the Company intends to renew and operate the certificates of need and licenses indefinitely. The certificates of need and licenses are tested annually for impairment using the cost approach. Under this method assumptions are made about the cost to replace the certificates of need. No impairment charges were recorded in the three and six months ended June 30, 2013 and 2012.

The Company will perform its annual impairment test for fiscal 2013 during the fourth quarter of 2013.

The following is a summary of the intangible assets and indefinite-lived asset activity as of June 30, 2013:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer and referral relationships	$24,908	$20,595	$4,313
Trade names and trademarks	4,081	2,887	1,194
State licenses	150	—	150
Non-competition agreements	408	374	34

	$29,547	$23,856	$5,691

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts and shares in thousands)

(Unaudited)

5. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consisted of the following:

	June 30, 2013	December 31, 2012
Prepaid health insurance	$783	$4,062
Prepaid workers’ compensation and liability insurance	2,020	1,056
Prepaid rent	195	181
Workers’ compensation insurance receivable	1,531	953
Other	1,225	1,041

	$5,754	$7,293

Accrued expenses consisted of the following:

	June 30, 2013	December 31, 2012
Accrued payroll	$10,225	$11,539
Accrued workers’ compensation insurance	13,961	12,452
Accrued payroll taxes	3,477	1,481
Accrued health insurance	866	3,469
Accrued amounts to purchaser	2,645	—
Accrued taxes	1,993	1,223
Accrued interest	—	51
Current portion of contingent earn-out obligation (1)	689	689
Other	2,509	1,813

	$36,365	$32,717

(1)	The Company acquired certain assets of Advantage Health Systems, Inc. (“Advantage”) in July 2010. The purchase agreement for the acquisition of Advantage contained a provision for earn-out payments contingent upon the achievement of certain performance targets. The sellers of Advantage disagree with the Company’s calculation of the earn-out payment and the parties have agreed to have an arbitrator determine the amount of the second earn-out payment. The final earn-out payment is expected to be made during the third quarter of 2013.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts and shares in thousands)

(Unaudited)

6. Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2013	December 31, 2012
Revolving credit loan	$—	$16,250
Term loan	—	208

Total	—	16,458
Less current maturities	—	(208)

Long-term debt	$—	$16,250

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

On July 26, 2011, the Company entered into an amendment to its credit facility, which modified the Company’s maximum senior leverage ratio from 3.00 to 1.00 to 3.25 to 1.00 for each twelve month period ending on the last of day of each fiscal quarter beginning with the twelve month period ended June 30, 2011 and increased the advance multiple used to determine the amount of the borrowing base from 3.0 to 1.0 to 3.25 to 1.0.

During the second quarter of 2012, the lenders under the Company’s credit facility agreed to a modified interpretation of the credit facility as it relates to the calculation of the fixed charge ratio, which provides the Company with increased flexibility in meeting this covenant. The credit facility contains customary affirmative, negative and financial covenants with which the Company was in compliance at June 30, 2013.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts and shares in thousands)

(Unaudited)

The availability of funds under the revolving credit portion of the credit facility, as amended, is based on the lesser of (i) the product of adjusted EBITDA, as defined in the credit facility agreement, for the most recent 12-month period for which financial statements have been delivered under the credit facility agreement multiplied by the specified advance multiple, up to 3.25, less the outstanding senior indebtedness and letters of credit, and (ii) $55,000 less the outstanding revolving loans and letters of credit. Interest on the amounts outstanding under the revolving credit portion of the credit facility is payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 4.6% or the LIBOR rate for term periods of one, two, three or six months plus a margin of 4.6%. Interest will be paid monthly or at the end of the relevant interest period, as determined in accordance with the credit facility agreement. The borrowers will pay a fee equal to 0.5% per annum of the unused portion of the revolving portion of the credit facility. Issued stand-by letters of credit will be charged at a rate of 2.0% per annum payable monthly. On June 30, 2013 the interest rate on the revolving credit loan facility was 4.8% (30 day LIBOR rate was 0.2%). The total availability under the revolving credit loan facility was $42,579 at June 30, 2013 compared to $27,137 at December 31, 2012.

7. Income Taxes

A reconciliation of the continuing operations statutory federal tax rate of 35% for the three and six months ended June 30, 2013 and 34% for the three and six months ended June 30, 2012 is summarized as follows:

	Three Months Ended June 30,
	2013	2012
Federal income tax a statutory rate	35.0%	34.1%
State and local taxes, net of federal benefit	6.0	6.0
Jobs tax credits, net (1)	(10.2)	(6.0)
Nondeductible meals and entertainment, other	1.9	0.2

Effective tax rate	32.7%	34.3%

	Six Months Ended June 30,
	2013	2012
Federal income tax a statutory rate	35.0%	34.1%
State and local taxes, net of federal benefit	6.0	5.9
Jobs tax credits, net (2)	(14.4)	(3.8)
Nondeductible meals and entertainment, other	1.9	1.0

Effective tax rate	28.5%	37.2%

(1)	Included in the jobs tax credit for the three months ended June 30, 2013 was a one-time benefit of a 3.0% reduction from our statutory tax rate for the jobs tax credits estimated to be earned for the three months ended March 31, 2013, but recorded in the three months ended June 30, 2013.
(2)	Included in the jobs tax credit for the six months ended June 30, 2013 was a one-time benefit of a 7.2% reduction from our statutory tax rate for the jobs tax credits earned in 2012 but not recorded until 2013. The Federal employment opportunity tax credits were reinstated in 2013 and were not an allowable deduction in 2012.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts and shares in thousands)

(Unaudited)

8. Segment Data

The Company historically segregated its results into two distinct reporting segments: the home & community segment and the home health segment. As a result of the sale of the Home Health Business, the Company has reported the operating results for the Home Health Business in discontinued operations. Therefore, all of the Company’s operations are reported as one operating segment.

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

10. Significant Payors

A substantial portion of the Company’s net service revenues and accounts receivables are derived from services performed for federal, state and local governmental agencies. One state governmental agency accounted for 59.1% and 56.7% of the Company’s net service revenues for the three months ended June 30, 2013 and 2012, respectively. One state governmental agency accounted for 59.3% and 55.9% of the Company’s net service revenues for the six months ended June 30, 2013 and 2012, respectively.

The related receivables due from Medicare and the state agency represented 3.8% and 59.0%, respectively, of the Company’s accounts receivable at June 30, 2013, and 7.1% and 69.3%, respectively, of the Company’s accounts receivable at December 31, 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our unaudited condensed consolidated financial statements and the related notes. This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate.

Overview

We are a comprehensive provider of home and community based services, primarily social in nature, provided in the home, and focused on the dual eligible population. Our services include personal care and assistance with activities of daily living, and adult day care. Our consumers are individuals with special needs who are at risk of hospitalization or institutionalization, such as the elderly, chronically ill and disabled. Our payor clients include federal, state and local governmental agencies, commercial insurers and private individuals. We provide home and community based services through over 93 locations across 19 states to over 26,000 consumers.

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

We believe the sale of the Home Health Business substantially positions us for future growth. The sale allows us to focus both management and financial resources to address changes in the home and community based services industry and to address the needs of managed care organizations as they become responsible for state sponsored programs. We have improved our financial performance by lowering our administrative costs and concentrating our efforts on the business that is growing and providing all of our profitability and disposing of the business that was unprofitable. We have improved our overall financial position by eliminating our debt and adding substantial amounts in cash reserves to our balance sheet. A summary of our results for the three and six months ended June 30, 2013 and 2012 are provided in the tables below:

	For the Three Months Ended, June 30,
	2013	2012	Percent Change
Net service revenues – continuing operations	$65,755	$60,440	8.8%
Net service revenues – discontinued operations	—	9,841	N/A

Net income from continuing operations	2,582	1,835	40.7%
Loss from discontinued operations	(150)	(371)	(59.6)%

Net income	$2,432	$1,464	66.1%

	For the Six Months Ended June 30,
	2013	2012	Percent Change
Net service revenues – continuing operations	$128,753	$119,329	7.9%
Net service revenues – discontinued operations	6,476	18,876	(65.7)%

Net income from continuing operations	5,269	3,581	47.1%
Loss from discontinued operations	(687)	(1,488)	(53.8)%
Gain on sale of Home Health Business	11,111	—	N/A

Net income	$15,693	$2,093	N/A

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

On July 26, 2010, we entered into an Asset Purchase Agreement (the “Purchase Agreement”), pursuant to which we acquired the operations and certain assets of Advantage Health Systems, Inc., a South Carolina corporation (“Advantage”). Advantage is a provider of home and community based services in South Carolina and Georgia, which expanded our services across 19 states. The total consideration payable pursuant to the Purchase Agreement was $8.3 million, comprised of $5.1 million in cash, common stock consideration with a deemed value of $1.2 million resulting in the issuance of 248,000 common shares, a maximum of $2.0 million in future cash consideration subject to the achievement of certain performance targets set forth in an earn-out agreement and the assumption of certain specified liabilities. In April 2011, we paid the first earn-out payment of $0.5 million to the sellers of Advantage. During the fourth quarter of 2011 we completed a revaluation of the remaining contingent earn-out obligation and recorded a reduction of approximately $0.5 million with a remaining obligation of $0.7 million as of June 30, 2013. The sellers of Advantage disagree with our calculation of the second earn-out payment. The dispute has been submitted to an arbitrator and the final payment is expected to be made during the third quarter of 2013.

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

As of June 30, 2013, we provided our home and community based services in 93 locations across 19 states. For the year ended December 31, 2012, we provided our home and community based services in 91 locations across 19 states.

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

For the three and six months ended June 30, 2013 and 2012 our payor revenue mix for continuing operations was:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
State, local and other governmental programs	93.7%	95.0%	94.2%	95.0%
Commercial	2.1	1.0	1.7	1.0
Private duty	4.2	4.0	4.1	4.0

	100.0%	100.0%	100.0%	100.0%

We derive a significant amount of our net service revenues from our continuing operations in Illinois, which represented 66.0% and 63.3% of our total net service revenues from continuing operations for the three months ended June 30, 2013 and 2012, respectively. Net service revenues from our operations in Illinois represented 65.8% and 62.6% of our total net service revenues for the six months ended June 30, 2013 and 2012, respectively.

A significant amount of our net service revenues from continuing operations are derived from one payor client, the Illinois Department on Aging, which accounted for 59.1% and 56.7% of our total net service revenues from continuing operations for the three months ended June 30, 2013 and 2012, respectively. The Illinois Department of Aging accounted for 59.3% and 55.9% of our total net service revenues from continuing operations for the six months ended June 30, 2013 and 2012, respectively.

We also measure the performance of our business using a number of different metrics. We consider billable hours, billable hours per business day, revenues per billable hour and the number of consumers, or census.

On April 2, 2013, the Centers for Medicare and Medicaid Services published final regulations for implementation of the increased Federal Medical Assistance Percentage (“FMAP”) payments for the Medicaid program under the Patient Protection and Affordable Care Act of 2010 and the Health Care and Education Reconciliation Act of 2010 (collectively, both laws are referred to herein as the “Health Reform Act”). Under the Health Reform Act, the FMAP to states that elect to provide Medicaid coverage to “newly eligible” individuals with incomes up to 133% of the federal poverty level is 100% for calendar years 2014-2016 and gradually decreases to 90% in 2020 and thereafter. States will receive the enhanced FMAP payment for newly eligible individuals who previously did not qualify for Medicaid. For states that already covered individuals who otherwise became eligible for Medicaid under the Health Reform Act, the regular FMAP will increase by a much lower 2.2%. The final rule, among other things, establishes methodologies for states to determine who is newly eligible. Not all states in which we do business may elect to provide coverage to newly eligible individuals. We are not able at this time to determine the impact these changes will have on our business.

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

Based on the value of our publicly held shares as of June 30, 2013, we will become subject to the reporting requirements for accelerated filers beginning in the first fiscal quarter of next year. In connection with our transition from a smaller reporting company to an accelerated filer we expect to incur greater administrative costs in the remainder of the fiscal year.

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

Income Tax Expense

All of our income from continuing operations is from domestic sources. We incur state and local taxes in states in which we operate. The differences from the federal statutory rate of 35% in 2013 and 34% in 2012 are principally due to state taxes and the use of federal employment tax credits.

Loss from Home Health Business, Net of Tax

Loss from home health business, net of tax consists of the results of operations, net of tax recorded for the home health business which was classified as discontinued in December 2012 and subsequently sold as of March 1, 2013.

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

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

The following table sets forth, for the periods indicated, our unaudited consolidated results of operations.

	For the Three Months Ended June 30,
	2013		2012		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)
Net service revenues	$65,755	100.0%	$60,440	100.0%	$5,315	8.8%
Cost of service revenues	49,142	74.7	44,633	73.8	4,509	10.1

Gross profit	16,613	25.3	15,807	26.2	806	5.1
General and administrative expenses	12,092	18.4	11,959	19.8	133	(1.1)
Depreciation and amortization	541	0.8	631	1.0	(90)	(14.3)

Total operating expenses	12,633	19.2	12,590	20.8	43	0.3

Operating income from continuing operations	3,980	6.1	3,217	5.3	763	23.7
Interest expense	142	0.2	426	0.7	(284)	(66.7)

Income from continuing operations before income taxes	3,838	5.8	2,791	4.6	1,047	37.5

Income tax expense	1,256	1.9	956	1.6	300	31.4

Net income from continuing operations	2,582	3.9	1,835	3.0	747	40.7

Discontinued operations:
Loss from home health business, net of tax	(150)	(0.2)	(371)	(0.6)	221	(59.6)

Net income	$2,432	3.7%	$1,464	2.4%	$968	66.1%

Business Metrics
Average billable census	26,173		25,044		1,129	4.5%
Billable hours (in thousands)	3,872		3,564		308	8.6
Average Billable hours per census per month	49		47		2	4.3
Billable hours per business day	59,569		54,831		4,738	8.6
Revenues per billable hour	$16.98		$16.96		$0.02	0.1%

*	Percentage information not meaningful

Net service revenues from state, local and other governmental programs accounted for 93.7% and 95.0% of net service revenues for the three months ended June 30, 2013 and 2012, respectively. Private duty and, to a lesser extent, commercial payors accounted for the remainder of net service revenues.

Net service revenues increased $5.3 million, or 8.8%, to $65.8 million for the three months ended June 30, 2013 compared to $60.4 million for the same period in 2012. The increase was primarily due to 8.6% increase in average billable hours and a related 4.5% increase in average billable census.

Gross profit, expressed as a percentage of net service revenues, decreased to 25.3% for the second quarter of 2013, from 26.2% for the same period in 2012. This decrease as a percent of revenue of 0.9% is primarily due to an increase in workers’ compensation expenses.

General and administrative expenses, expressed as a percentage of net service revenues decreased to 18.4% for the three months ended June 30, 2013, from 19.8% for the three months ended June 30, 2012. General and administrative expenses increased to $12.1 million as compared to $12.0 million for the three months ended June 30, 2013 and 2012, respectively. The increase in general and administrative expenses was due to an increase in legal, accounting and severance expense, which were partially offset by a reductions in our bad debt expense and expense for outside consultants for the three months ended 2013 as compared to 2012.

Depreciation and amortization, expressed as a percentage of net service revenues, decreased to 0.8% for the second quarter of 2013, from 1.0% for the same period in 2012. Amortization of intangibles, which are principally amortized using accelerated methods, totaled $0.3 and $0.4 million for the three months ended June 30, 2013 and 2012, respectively.

Interest Income

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, interest income. While we may be owed additional prompt payment interest, the amount and timing of receipt of such payments remains uncertain and we have determined that we will continue to recognize prompt payment interest income when received. The state amended its prompt payment interest terms, effective July 1, 2011, which changed the measurement period for outstanding invoices from a 60-day to a 90-day outstanding period. We believe this change in terms will reduce future amounts paid for prompt payment interest. We did not receive any prompt payment interest income for the three months ended June 30, 2013 or 2012.

Interest Expense

Interest expense was $0.1 million and $0.4 million for the three months ended June 30, 2013 and 2012, respectively. Interest expense decreased $0.3 million primarily due to a reduction in outstanding debt.

Income Tax Expense

Our effective tax rates from continuing operations for the three months ended June 30, 2013 and 2012 were 32.7% and 34.3%, respectively. The principal difference between the Federal and State statutory rates and our effective tax rate is Federal employment opportunity tax credits. The Federal employment opportunity tax credits were reinstated in 2013 and were not an allowable deduction in 2012.

Discontinued Operations

During the fourth quarter of fiscal year 2012, we announced that we were pursuing strategic alternatives for our Home Health Business, and in February 2013, we entered into the Home Health Purchase Agreement. Following the sale, we have segregated the Home Health Business operating results and presented them separately as discontinued operations for all periods presented (see note 2 – “Discontinued Operations” of the Notes to the Condensed Consolidated Financial Statements included herein).

The table below depicts the results of discontinued operations.

	For the Three Months ended June 30,
	2013		2012		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)
Net service revenues	$—	*	$9,841	100%	$(9,841)	(100.0)%
Cost of service revenues	—	*	5,229	53.1	(5,229)	(100.0)

Gross profit	—	*	4,612	46.9	(4,612)	(100.0)
General and administrative expenses	254	*	5,221	53.1	(4,967)	(95.1)
Depreciation and amortization	—	*	4	0.0	(4)	—

Operating loss from discontinued operations	(254)	*	(613)	(6.2)	359	(58.6)

Income tax (benefit)	(104)	*	(242)	(2.5)	138	(57.0)

Loss from home health business, net of tax	$(150)	*	$(371)	(3.8)%	$221	(59.6)%

*	Percentage information not meaningful

The losses for the three months ended June 30, 2013 relate to the wind down of our Home Health Business. The losses for the three months ended June 30, 2012 were primarily due to reduced sales, higher costs to treat consumers and our inability to reduce fixed general and administrative costs at a rate consistent with revenue declines.

Results of Operations

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

The following table sets forth, for the periods indicated, our unaudited consolidated results of operations.

	For the Six Months Ended June 30,
	2013		2012		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)
Net service revenues	$128,753	100.0%	$119,329	100.0%	$9,424	7.9%
Cost of service revenues	96,342	74.8	88,498	74.2	7,844	8.9

Gross profit	32,411	25.2	30,831	25.8	1,580	5.1
General and administrative expenses	23,602	18.3	23,529	19.7	73	0.3
Gain on sale of agency	—	—	(495)	(0.4)	(495)	N/A
Depreciation and amortization	1,087	0.8	1,262	1.1	(175)	(13.9)

Total operating expenses	24,689	19.2	24,296	20.4	393	1.6

Operating income from continuing operations	7,722	6.0	6,535	5.5	1,187	18.2
Interest expense	350	0.3	830	0.7	(480)	(57.8)

Income from continuing operations before income taxes	7,372	5.7	5,705	4.8	1,667	29.2
Income tax expense	2,103	1.6	2,124	1.8	(21)	(1.0)

Net income from continuing operations	5,269	4.1	3,581	3.0	1,688	47.1

Discontinued operations:
Loss from home health business, net of tax	(687)	(0.5)	(1,488)	(1.2)	801	(53.8)
Gain on sale of the home health business, net of tax	11,111	8.6	—	—	11,111	*

Net income from discontinued operations	10,424	8.1	(1,488)	(1.2)	11,912	*

Net income	$15,693	12.2%	$2,093	1.8%	$13,600	649.8%

Business Metrics
Average billable census	26,501		24,761		1,740	7.0%
Billable hours (in thousands)	7,586		7,034		552	7.8
Average Billable hours per census per month	48		48		—	—
Billable hours per business day	58,806		54,108		4,698	8.7
Revenues per billable hour	$16.97		$16.96		$0.01	0.1%

*	Percentage information not meaningful

Net service revenues from state, local and other governmental programs accounted for 94.2% and 95.0% of net service revenues for the six months ended June 30, 2013 and 2012, respectively. Private duty and, to a lesser extent, commercial payors accounted for the remainder of net service revenues.

Net service revenues increased $9.5 million, or 7.9%, to $128.8 million for the six months ended June 30, 2013 compared to $119.3 million for the same period in 2012. The increase was primarily due to a 7.0% increase in average census and a related 7.8% increase in billable hours.

Gross profit, expressed as a percentage of net service revenues, decreased to 25.2% for the six months ended June 30, 2013, from 25.8% in 2012. This decrease as a percent of revenue of 0.6% is primarily due to an increase in workers’ compensation expenses.

General and administrative expenses, expressed as a percentage of net service revenues decreased to 18.3% for the six months ended June 30, 2013, from 19.7% for the six months ended June 30, 2012. General and administrative expenses increased to $23.6 million as compared to $23.5 million for the six months ended June 30, 2013 and 2012, respectively. The increase in general and administrative expenses was due to an increase in legal, accounting and severance expense, which were partially offset by a reductions in our bad debt expense and outside consultants for the six months ended June 30, 2013 as compared to 2012.

Depreciation and amortization, expressed as a percentage of net service revenues, decreased to 0.8% from 1.1% for the six months ended June 30, 2013 and 2012, respectively. Amortization of intangibles, which are principally amortized using accelerated methods, totaled $0.7 million and $0.8 million for the six months ended June 30, 2013 and 2012, respectively.

Interest Income

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, interest income. While we may be owed additional prompt payment interest, the amount and timing of receipt of such payments remains uncertain and we have determined that we will continue to recognize prompt payment interest income when received. The state amended its prompt payment interest terms, effective July 1, 2011, which changed the measurement period for outstanding invoices from a 60-day to a 90-day outstanding period. We believe this change in terms will reduce future amounts paid for prompt payment interest. We did not receive any prompt payment interest income for the six months ended June 30, 2013 or 2012.

Interest Expense

Interest expense was $0.4 million and $0.8 million for the six months ended June 30, 2013 and 2012, respectively. Interest expense decreased $0.4 million primarily due to a reduction in outstanding debt.

Income Tax Expense

Our effective tax rates from continuing operations for the six months ended June 30, 2013 and 2012 were 28.5% and 37.2%, respectively. The principal difference between the Federal and State statutory rates and our effective tax rate is Federal employment opportunity tax credits. The Federal employment opportunity tax credits were reinstated in 2013 and were not an allowable deduction in 2012.

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

The table below depicts the results of discontinued operations.

	For the Six Months Ended June 30,
	2013		2012		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)
Net service revenues	$6,476	100.0%	$18,876	100.0%	$(12,400)	(65.7)%
Cost of service revenues	3,713	57.3	10,647	56.4	(6,934)	(65.1)

Gross profit	2,763	42.7	8,229	43.6	(5,466)	(66.4)
General and administrative expenses	3,928	60.7	10,682	56.6	(6,754)	(63.2)
Depreciation and amortization	—	—	7	0.0	(7)	*

Operating loss from discontinued operations	(1,165)	(18.0)	(2,460)	(13.0)	1,295	(52.6)

Income tax (benefit)	(478)	(7.4)	(972)	(5.1)	(494)	(50.8)

Loss from home health business, net of tax	$(687)	(10.6)%	$(1,488)	(7.9)%	$(801)	(53.8)%

The losses were primarily due to reduced sales, higher costs to treat consumers and our inability to reduce fixed general and administrative costs at a rate consistent with revenue declines.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash from operations and borrowings under our credit facility. At June 30, 2013 and December 31, 2012, we had cash balances of $38.8 million and $1.7 million, respectively. The increase in cash balance between December 31, 2012 and June 30, 2013 is primarily attributable to the cash received from the purchasers for our Home Health Business and increased collections on outstanding accounts receivable which were offset by payments on our line of credit and term loan.

Cash flows from operating activities represent the inflow of cash from our payor clients and the outflow of cash for payroll and payroll taxes, operating expenses, interest and taxes. Due to its revenue deficiencies and financing issues, the State of Illinois has reimbursed us on a delayed basis with respect to our various agreements including with our largest payor, the Illinois Department on Aging. However, we experienced an improvement in the payment amounts received from the State of Illinois during the first half of 2013 which resulted in a decrease in the open receivable balance from the State of Illinois of $23.8 million for the six months ended June 30, 2013, from $53.1 million as of December 31, 2012 to $29.3 million as of June 30, 2013. This improvement as of June 30, 2013 reflects a significant payment received from the State of Illinois at the end of June 2013. We do not expect to continue to receive this level of payments on a consistent basis in the near term and anticipate that our open receivable balance from the State of Illinois will increase over the remainder of the year.

While the receivable balance had decreased as of June 30, 2013, the State of Illinois continues to reimburse us on a delayed basis. These payment delays have adversely impacted, and may further adversely impact, our liquidity, and may result in the need to increase borrowings under our credit facility. Delayed reimbursements from our other state payors have also contributed to the increase in our receivable balances.

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

On July 26, 2011, we entered into an amendment to our credit facility, which modified our maximum senior leverage ratio from 3.00 to 1.00 to 3.25 to 1.00 for each twelve month period ending on the last of day of each fiscal quarter beginning with the twelve month period ended June 30, 2011 and increased the advance multiple used to determine the amount of the borrowing base from 3.0 to 1.0 to 3.25 to 1.0.

During the second quarter of 2012, the lenders under our credit facility agreed to a modified interpretation of the credit facility as it relates to the calculation of the fixed charge ratio, which provides us with increased flexibility in meeting this covenant. The credit facility contains customary affirmative, negative and financial covenants with which we were in compliance at June 30, 2013.

As of June 30, 2013 we had no outstanding amount on our revolving credit facility other than letters of credit. After giving effect to the amount drawn on our credit facility, approximately $12.4 million of outstanding letters of credit and borrowing limits based on an advanced multiple of adjusted EBITDA, we had $42.6 million available for borrowing under the credit facility as of June 30, 2013. In order to obtain consent from our lender for the sale of the Home Health Business we agreed to work in good faith to negotiate and enter into an amendment to the credit facility to amend certain provisions including a reduction in the maximum revolving loan limit and revolving loan commitment.

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

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012
Net cash provided by operating activities	$34,246	$5,732
Net cash provided by (used in) investing activities	19,252	(259)
Net cash used in financing activities	(16,458)	(6,000)

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Net cash provided by operating activities was $34.2 million for the six months ended June 30, 2013, compared to cash provided by operations of $5.7 million for the same period in 2012. This increase in cash provided by operations was primarily due to an increase in cash from changes in net working capital and an increase in operating income before depreciation and amortization generated for the six months ended June 30, 2013 as compared to the same period in 2012.

Net cash provided by investing activities was $19.3 million for the six months ended June 30, 2013. Our investing activities for the six months ended June 30, 2013 were $19.7 million in net proceeds received from the sale of the Home Health Business and the purchase of $0.4 million of property and equipment. Our investing activities for the six months ended June 30, 2012 were $0.5 million in net proceeds received for the sale of an agency and $0.8 million in capital expenditures.

Net cash used in financing activities was $16.5 million for the six months ended June 30, 2013 as compared to net used by financing activities of $6.0 million for the six months ended June 30, 2012. Our financing activities for the six months ended June 30, 2013 were primarily driven by net payments of $16.3 million on the revolving credit portion of our credit facility, and $0.2 million in payments on our term loan. Our financing activities for the six months ended June 30, 2012 were primarily driven by $2.8 million in payments on the revolving credit portion of our credit facility, $2.0 million in payments on subordinated dividend notes, and $1.2 million in payments on our term loan.

Outstanding Accounts Receivable

Outstanding accounts receivable, net of the allowance for doubtful accounts, decreased by $27.7 million as of June 30, 2013 as compared to December 31, 2012. The decrease in accounts receivable is primarily attributable to an increase in payments we received from the State of Illinois during the first half of 2013 and to a lesser extent the winding down of our Home Health Business.

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

The following tables detail our accounts receivable before reserves by payor category, showing Illinois governmental payors separately, and segment and the related allowance amount at June 30, 2013 and December 31, 2012:

	June 30, 2013
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(in thousands, except percentages)
Continuing operations
Illinois governmental based programs	$27,122	$829	$603	$683	$29,237
Other state, local and other governmental programs	10,900	842	611	250	12,603
Private duty and commercial	2,481	350	171	228	3,230

	40,503	2,021	1,385	1,161	45,070

Aging % continuing operations	89.9%	4.5%	3.1%	2.6%	100.0%
Discontinued operations
Medicare	—	1,995	363	—	2,358
Other state, local and other governmental programs	—	—	—	—	—
Private duty and commercial	150	193	49	—	392
Illinois governmental based programs	—	31	51	18	100

	150	2,219	463	18	2,850

Total	$40,653	$4,240	$1,848	$1,179	$47,920

Aging % of total	84.8%	8.8%	3.9%	2.5%
Allowance for doubtful accounts					$4,315
Reserve as % of gross accounts receivable					9.0%

	December 31, 2012
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(in thousands, except percentages)
Continuing operations
Illinois governmental based programs	$38,339	$13,374	$1,076	$126	$52,915
Other state, local and other governmental programs	10,248	845	610	329	12,032
Private duty and commercial	1,936	360	127	401	2,824

	50,523	14,579	1,813	856	67,771

Aging % continuing operations	74.5%	21.5%	2.7%	1.3%	100.0%
Discontinued operations
Medicare	4,751	955	188	—	5,894
Other state, local and other governmental programs	340	109	58	—	507
Private duty and commercial	965	211	164	30	1,370
Illinois governmental based programs	128	19	35	45	227

	6,184	1,294	445	75	7,998

Total	$56,707	$15,873	$2,258	$931	$75,769

Aging % of total	74.8%	20.9%	3.0%	1.2%
Allowance for doubtful accounts					$4,466
Reserve as % of gross accounts receivable					5.9%

We calculate our continuing operations days sales outstanding (“DSO”) by taking the accounts receivable outstanding net of the allowance for doubtful accounts divided by the total net service revenues for the last quarter, multiplied by the number of days in that quarter. Our DSOs from continuing operations were 62 days and 92 days at June 30, 2013 and December 31, 2012, respectively. The DSOs for our largest payor, the Illinois Department on Aging, at June 30, 2013 and December 31, 2012 were 60 days and 122 days, respectively. We do not expect to continue to receive payments on a consistent basis in the near term and anticipate our DSOs and the DSO for our largest payor to increase over the remainder of the year.

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

The availability of funds under the revolving credit portion of the credit facility, as amended, is based on the lesser of (i) the product of adjusted EBITDA, as defined, for the most recent 12-month period for which financial statements have been delivered under the credit facility agreement multiplied by the specified advance multiple, up to 3.25, less the outstanding senior indebtedness and letters of credit, and (ii) $55.0 million less the outstanding revolving loans and letters of credit. Interest on the revolving line of credit and term loan amounts outstanding under the credit facility is payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 4.6% or the LIBOR rate for term periods of one, two, three or six months plus a margin of 4.6%. Interest on the credit facility will be paid monthly on or at the end of the relevant interest period, as determined in accordance with the credit facility agreement. The borrowers will pay a fee equal to 0.5% per annum of the unused portion of the revolving portion of the credit facility. Issued stand-by letters of credit will be charged at a rate of 2.0% per annum payable monthly. We did not have any amounts outstanding on our credit facility as of June 30, 2013 and the total availability under the revolving credit loan facility was $42.6 million.

The credit facility contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The credit facility also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum fixed charge coverage ratio, a requirement to stay below a maximum senior leverage ratio and a requirement to stay below a maximum permitted amount of capital expenditures, as well as restrictions on guarantees, indebtedness, liens, dividends, distributions, investments and loans, subject to customary carve outs, restrictions on Holdings’ and the borrowers’ ability to enter into transactions other than in the ordinary course of business, a restriction on the ability to consummate more than three acquisitions in any calendar year, or for the purchase price of any one acquisition to exceed $0.5 million, in each case without the consent of the lenders, restrictions on mergers, transfers of assets, acquisitions, equipment, subsidiaries and affiliate transactions, subject to customary carve outs, and restrictions on fundamental changes and lines of business. We were in compliance with all of our credit facility covenants at June 30, 2013.

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

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expense and related disclosures. We base our estimates and judgments on historical experience and other sources and factors that we believe to be reasonable under the circumstances; however, actual results may differ from these estimates. We consider the items discussed below to be critical because of their impact on operations and their application requires our judgment and estimates.

Revenue Recognition

The majority of our revenues for the three and six months ended June 30, 2013 and 2012 from continuing operations are derived from Medicaid and Medicaid waiver programs under agreements with various state and local authorities. These agreements provide for a service term from one year to an indefinite term. Services are provided based on authorized hours, determined by the relevant state or local agency, at an hourly rate specified in the agreement or fixed by legislation. Services to other payors, such as private or commercial clients, are provided at negotiated hourly rates and recognized in net service revenues as services are provided. We provide for appropriate allowances for uncollectible amounts at the time the services are rendered.

The Illinois Department on Aging initiated technical changes to the method for reimbursing providers effective May 1, 2013. We estimate that net service revenues would have been reduced by approximately $0.2 million and $0.8 million for the three and six months ended June 30, 2013 with no corresponding reduction in the cost of service revenues, if such changes had been in effect beginning January 1, 2013.

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

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, interest income. We did not receive any prompt payment interest in the six months ended June 30, 2013 and 2012, respectively. While we may be owed additional prompt payment interest, the amount and timing of receipt of such payments remains uncertain and we have determined that we will continue to recognize prompt payment interest income when received.

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

We did not record any impairment charges for the three and six months ended June 30, 2013 and 2012.

Long-Lived Assets

We review our long-lived assets and finite lived intangibles (except goodwill and finite lived intangible assets, as described above) for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine if impairment exists, we compare the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset, generally determined by discounting the estimated future cash flows. No impairment charge was recorded for the three and six months ended June 30, 2013 or 2012.

Workers’ Compensation Program

Our workers’ compensation insurance program has a $0.35 million deductible component. We recognize our obligations associated with this program in the period the claim is incurred. The cost of both the claims reported and claims incurred but not reported, up to the deductible, have been accrued based on historical claims experience, industry statistics and an actuarial analysis performed by an independent third party. We monitor our claims quarterly and adjust our reserves accordingly. These costs are recorded primarily in the cost of services caption in the consolidated statement of income. Under the agreement pursuant to which we acquired Addus HealthCare, claims under our workers’ compensation insurance program that relate to December 31, 2005 or earlier are the responsibility of the selling shareholders in the acquisition, subject to certain limitations. In August 2010, the FASB issued Accounting Standards Update No 2010-24, Health Care Entities (Topic 954), “Presentation of Insurance Claims and Related Insurance Recoveries”, which clarifies that companies should not net insurance recoveries against a related claim liability. Additionally, the amount of the claim liability should be determined without consideration of insurance recoveries. As of June 30, 2013 and December 31, 2012, we recorded $1.5 and $1.0 million in workers’ compensation insurance recovery receivables and a corresponding increase in its workers’ compensation liability. The workers’ compensation insurance recovery receivable is included in our prepaid expenses and other current assets on the balance sheet.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Based on the value of our publicly held shares (those not controlled by insiders) as of June 30, 2013, we will become subject to the reporting requirements for accelerated filers beginning in the first fiscal quarter of next year. In connection therewith, we will be required to comply with Section 404 of the Sarbanes-Oxley Act during 2013.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Legal Proceedings

The Company is a party to legal and/or administrative proceedings arising in the ordinary course of its business. It is the opinion of management that the outcome of such proceedings will not have a material effect on the Company’s financial position and results of operations.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factors discussed under the caption “Risk Factors” set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2012 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013. Except as set forth below, there have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in our Annual Report on Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

If we fail to achieve and maintain effective internal control over financial reporting, our business and stock price could be adversely impacted.

Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires our management to report on, and will in the future require our independent registered public accounting firm to attest to, the effectiveness of our internal controls over financial reporting. Compliance with SEC regulations adopted pursuant to Section 404 of the Sarbanes Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting. As a smaller reporting company, we have historically been exempt from the requirement under Section 404(b) of the Sarbanes Oxley Act that an independent registered public accounting firm attest to the effectiveness of our internal controls over financial reporting. However, based on the value of our publicly held shares, those not controlled by insiders, as of June 30, 2013, we no longer qualify as a smaller reporting company and we will be required to comply with the reporting requirements applicable to accelerated filers, including the requirements under Section 404(b) of the Sarbanes-Oxley Act, beginning in the first fiscal quarter of next year. Compliance with Section 404 of the Sarbanes-Oxley Act increases our legal and financial compliance costs, makes some activities more difficult, time-consuming or costly and may also place strain on our personnel, systems and resources. Our ability to satisfy the requirements of Section 404(b) of the Sarbanes-Oxley Act, including the testing and remediation of key financial controls, before December 31, 2013 when required will be challenging given the mid-year determination of its applicability. Consequently, we may not meet the criteria required by our external auditors to receive an unqualified attestation report regarding our internal controls. Any failure to satisfy the requirements of Section 404 on a timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock.

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

On April 2, 2013, the Centers for Medicare and Medicaid Services published final regulations for implementation of the Health Reform Act. Under the Health Reform Act, the FMAP to states that elect to provide Medicaid coverage to “newly eligible” individuals with incomes up to 133% of the federal poverty level is 100% for calendar years 2014-2016 and gradually decreases to 90% in 2020 and thereafter. States will receive the enhanced FMAP payment for newly eligible individuals who previously did not qualify for Medicaid. For states that already covered individuals who otherwise became eligible for Medicaid under the Health Reform Act, the FMAP will increase by a much lower 2.2%. The final rule, among other things, establishes methodologies for states to determine who is newly eligible. Not all states in which we do business may elect to provide coverage to newly eligible individuals. We are not able at this time to determine the impact these changes will have on our business.

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

On March 7, 2013, the Illinois Department on Aging released a letter to all providers notifying them that it was projecting it would run out of appropriations for home and community based services by March 15, 2013. On May 10, 2013, the Governor of Illinois signed into law legislation that authorized funding for the Illinois Department on Aging to cover costs for home and community base services through the state’s fiscal year ending June 30, 2013. Without the funding, the Department on Aging would have been unable to pay service providers after mid-March. There can be no assurance that the Department on Aging or other state governmental payors will not face a similar funding shortage in the future.

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

Under the Health Reform Act, beginning in 2015, if we continue to provide a medical plan, we will be required to provide a minimum level of coverage for all full-time employees. Should any full-time employee receive subsidized coverage through an exchange, we could be liable for an annual penalty equal to the lesser of $3,000 for each full-time employee receiving subsidized coverage or $2,000 for each of our full-time employees. The impact of these penalties may have a significant impact on our profitability. Many of our employees are not provided any medical coverage. If we determine that we will provide medical coverage for these employees, the costs could be material and have a significant effect on our profits.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 5.	Other Information

None

Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company dated as of November 2, 2009 (filed on November 20, 2009 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

3.2	Amended and Restated Bylaws of the Company, as amended by the First Amendment to the Amended and Restated Bylaws (filed on May 9, 2013 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

4.1	Form of Common Stock Certificate (filed on October 2, 2009 as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	Financial statements from the quarterly report on Form 10-Q of Addus HomeCare Corporation for the quarter ended June 30, 2013, filed on August 1, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADDUS HOMECARE CORPORATION

Date: August 1, 2013	By:	/S/ MARK S. HEANEY

Mark S. Heaney President and Chief Executive Officer (As Principal Executive Officer)

Date: August 1, 2013	By:	/S/ DENNIS B. MEULEMANS

Dennis B. Meulemans Chief Financial Officer (As Principal Financial Officer)

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company dated as of November 2, 2009 (filed on November 20, 2009 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

3.2	Amended and Restated Bylaws of the Company, as amended by the First Amendment to the Amended and Restated Bylaws (filed on May 9, 2013 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

4.1	Form of Common Stock Certificate (filed on October 2, 2009 as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	Financial statements from the quarterly report on Form 10-Q of Addus HomeCare Corporation for the quarter ended June 30, 2013, filed on August 1, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith
**	Furnished herewith