Form 10-Q
period 2013-09-30
Addus HomeCare Corp
filed 2013-11-08
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Common Stock $0.001 par value

Shares outstanding at October 31, 2013: 10,912,973

ADDUS HOMECARE CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2013 and December 31, 2012

(amounts and shares in thousands, except per share data)

	(Unaudited)
	September 30, 2013	December 31, 2012
Assets
Current assets
Cash	$29,464	$1,737
Accounts receivable, net of allowances of $4,026 and $4,466 at September 30, 2013 and December 31, 2012, respectively	54,516	71,303
Prepaid expenses and other current assets	6,167	7,293
Assets held for sale, net	—	245
Deferred tax assets	7,258	7,258

Total current assets	97,405	87,836

Property and equipment, net of accumulated depreciation and amortization	2,471	2,489

Other assets
Goodwill	50,416	50,536
Intangibles, net of accumulated amortization	5,352	6,370
Deferred tax assets	—	2,328
Investment in joint ventures	900	—
Other assets	173	298

Total other assets	56,841	59,532

Total assets	$156,717	$149,857

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,379	$4,117
Accrued expenses	36,401	32,717
Current maturities of long-term debt	—	208
Deferred revenue	19	2,148

Total current liabilities	40,799	39,190

Deferred tax liabilities	3,097	—
Long term debt, less current maturities	—	16,250

Total liabilities	43,896	55,440

Commitments, contingencies and other matters
Stockholders’ equity
Common stock—$.001 par value; 40,000 authorized and 10,913 and 10,823 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	11	11
Additional paid-in capital	82,922	82,778
Retained earnings	29,888	11,628

Total stockholders’ equity	112,821	94,417

Total liabilities and stockholders’ equity	$156,717	$149,857

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months Ended September 30, 2013 and 2012

(amounts and shares in thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net service revenues	$67,306	$61,211	$196,059	$180,540
Cost of service revenues	50,080	45,528	146,422	134,026

Gross profit	17,226	15,683	49,637	46,514
General and administrative expenses	12,424	11,181	36,026	34,710
Gain on sale of agency	—	—	—	(495)
Depreciation and amortization	539	635	1,626	1,897

Total operating expenses	12,963	11,816	37,652	36,112

Operating income from continuing operations	4,263	3,867	11,985	10,402
Interest expense (income), net	(24)	407	326	1,237

Income from continuing operations before income taxes	4,287	3,460	11,659	9,165
Income tax expense	1,517	1,256	3,620	3,380

Net income from continuing operations	$2,770	$2,204	$8,039	$5,785

Discontinued Operations
Loss from home health business, net of tax	(203)	(407)	(890)	(1,895)
Gain on sale of home health business, net of tax	—	—	11,111	—

Earnings (losses) from discontinued operations	(203)	(407)	10,221	(1,895)

Net Income	$2,567	$1,797	$18,260	$3,890

Net Income (loss) per common share
Basic
Continuing operations	$0.26	$0.20	$0.75	$0.54
Discontinued operations	(0.02)	(0.04)	0.95	(0.18)

Basic income per share	$0.24	$0.16	$1.70	$0.36

Diluted
Continuing operations	$0.25	$0.20	$0.73	$0.54
Discontinued operations	(0.02)	(0.04)	0.93	(0.18)

Diluted income per share	$0.23	$0.16	$1.66	$0.36

Weighted average number of common shares and potential common shares outstanding:
Basic	10,787	10,761	10,783	10,761
Diluted	11,071	10,773	11,006	10,764

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2013

(amounts and shares in thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2012	10,823	$11	$82,778	$11,628	$94,417
Issuance of shares of common stock under restricted stock award agreements	63	—	—	—	—
Issuance of shares of common stock for exercised stock options	27	—	—	—	—
Stock-based compensation	—	—	365	—	365
Common shares withheld for withholding taxes on exercise of options	—	—	(221)	—	(221)
Net income	—	—	—	18,260	18,260

Balance at September 30, 2013	10,913	$11	82,922	29,888	112,821

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2013 and 2012

(amounts in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net income	$18,260	$3,890
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,627	1,908
Deferred income taxes	5,425	—
Stock-based compensation	365	279
Amortization of debt issuance costs	125	166
Provision for doubtful accounts	2,102	2,191
Gain on sale of home health business	(18,838)	—
Gain on sale of agency	—	(495)
Changes in operating assets and liabilities:
Accounts receivable	14,685	(1,223)
Prepaid expenses and other current assets	997	(465)
Accounts payable	262	(677)
Accrued expenses	234	3,887
Deferred revenue	(141)	(125)

Net cash provided by operating activities	25,103	9,336

Cash flows from investing activities
Net proceeds from sale of home health business	19,659	—
Net proceeds from sale of agency	—	495
Purchases of property and equipment	(577)	(1,013)

Net cash provided by (used in) investing activities	19,082	(518)

Cash flows from financing activities
Net payments on term loan	(208)	(1,875)
Net payments on credit facility	(16,250)	(4,250)
Payments on subordinated dividend notes	—	(3,000)

Net cash used in financing activities	(16,458)	(9,125)

Net change in cash	27,727	(307)
Cash, at beginning of period	1,737	2,020

Cash, at end of period	$29,464	$1,713

Supplemental disclosures of cash flow information
Cash paid for interest	$437	$1,233
Cash paid for income taxes	4,936	1,443
Supplemental disclosures of non-cash investing and financing activities
Tax benefit related to the amortization of tax goodwill in excess of book basis	120	119

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Discontinued Operations

On February 7, 2013, subsidiaries of Holdings entered into an Asset Purchase Agreement with LHC Group, Inc. and certain of its subsidiaries (the “Home Health Purchase Agreement”). Pursuant to the Home Health Purchase Agreement, effective March 1, 2013, the purchasers acquired substantially all the assets of the Company’s home health business in Arkansas, Nevada and South Carolina and 90% of its home health business in California and Illinois, with the Company retaining 10% ownership in such locations, for cash consideration of $20,000.

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

Goodwill

The Company’s carrying value of goodwill is the residual of the purchase price over the fair value of the net assets acquired from various acquisitions including the acquisition of Addus HealthCare, Inc. (“Addus HealthCare”). In accordance with Accounting Standards Codification (“ASC”) Topic 350, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are not amortized. The Company tests goodwill for impairment on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. Goodwill and indefinite lived intangible assets are required to be tested for impairment at least annually. The Company may use a qualitative test, known as “Step 0” or a two-step quantitative method to determine whether impairment has occurred. In 2012, the Company elected to implement Step 0 and was not required to conduct the remaining two step analysis. No impairment charge was recorded for the three and nine months ended September 30, 2013 or 2012.

Intangible Assets

The Company’s identifiable intangible assets consist of customer and referral relationships, trade names, trademarks, state licenses and non-compete agreements. Amortization is computed using straight-line and accelerated methods based upon the estimated useful lives of the respective assets, which range from two to 25 years.

ASC Topic 350 requires that the fair value of intangible assets with indefinite lives be estimated and compared to the carrying value. The Company estimates the fair value of these intangible assets using the income approach. Intangible assets with finite lives are amortized using the estimated economic benefit method over the useful life and assessed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable based on estimated undiscounted cash flows. The Company recognizes an impairment loss when the estimated fair value of the intangible asset is less than the carrying value. No impairment charge was recorded for the three and nine months ended September 30, 2013 or 2012.

The income approach, which the Company uses to estimate the fair value of its intangible assets (other than goodwill), is dependent on a number of factors including estimates of future market growth and trends, forecasted revenue and costs, expected periods the assets will be utilized, appropriate discount rates and other variables. The Company bases its fair value estimates on assumptions the Company believes to be reasonable but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, the Company makes certain judgments about the selection of comparable companies used in the market approach in determining valuation.

Long-Lived Assets

The Company reviews its long-lived assets and finite lived intangibles (except goodwill and finite lived intangible assets, as described above) for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine if impairment exists, the Company compares the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset, generally determined by discounting the estimated future cash flows. No impairment charge was recorded for the three and nine months ended September 30, 2013 or 2012.

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

Included in the Company’s calculation for the three and nine months ended September 30, 2013 were 641 stock options outstanding, of which 242 and 183, respectively, were dilutive. In addition, there were 96 restricted stock awards outstanding, 42 and 40 of which were dilutive for the three and nine months ended September 30, 2013, respectively.

Included in the Company’s calculation for the three and nine months ended September 30, 2012 were 741 stock options outstanding of which 12 and 3, respectively, were dilutive. In addition, there were 57 restricted stock awards outstanding, of which none were dilutive for the three and nine months ended September 30, 2012, respectively.

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

2. Discontinued Operations

During December 2012, in anticipation of the sale of substantially all of the assets used in its home health business (the “Home Health Business”), the Company reported the operating results of the Home Health Business as discontinued operations in accordance with ASC Topic 360-10-45, “Impairment or Disposal of Long-Lived Assets.” On February 7, 2013, the Company entered into the Home Health Purchase Agreement, pursuant to which subsidiaries of LHC Group, Inc. agreed to acquire substantially all the assets of the Home Health Business in Arkansas, Nevada and South Carolina and 90% of the Home Health Business in California and Illinois, with the Company retaining 10% ownership in such locations, for cash consideration of $20,000. The transaction was consummated effective March 1, 2013. In addition, the results of discontinued operations include one home health agency being held for sale and one home health agency that closed in January of 2013.

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

The following table presents the net service revenues and earnings attributable to discontinued operations, which include the financial results for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2013	2012	2013	2012
Net service revenues	$—	$9,795	$6,475	$28,671

Loss before income taxes	(344)	(673)	(1,509)	(3,133)
Income tax benefit	(141)	(266)	(619)	(1,238)

Net loss from discontinued operations	$(203)	$(407)	$(890)	$(1,895)

The following table presents the net gain on the sale of the Home Health Business, which was recorded March 1, 2013.

Gain before income taxes	$18,838
Income tax expenses	7,727

Net income (loss) from discontinued operations	$11,111

The only class of assets for discontinued operations reflected as assets held for sale, net, as of December 31, 2012 was as follows:

December 31, 2012
Property and equipment, net of accumulated depreciation and amortization	$245

Pursuant to the Home Health Purchase Agreement, the Company retained $1,137 and $7,123 of accounts receivable, net as of September 30, 2013 and December 31, 2012. In addition, the Company retained the related accrued expenses and accounts payable associated with the Home Health Business as of December 31, 2012.

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

In performing its goodwill assessment for 2012, the Company evaluated the following factors that affect future business performance: macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, entity-specific events and company stock price. As a result of the assessment of these qualitative factors, the Company has concluded that it is more likely than not that the fair value of the Company as of December 31, 2012 exceeded its carrying value. Accordingly, the first and second steps of the goodwill impairment test as described in ASC Topic 350-20-35, which includes estimating the fair value of the Company, are not considered necessary for the Company.

The Company did not record any impairment charges for the nine months ended September 30, 2013 or 2012. The Company will perform its annual impairment test for fiscal 2013 during the fourth quarter of 2013.

The following is a summary of the goodwill activity for the nine months ended September 30, 2013:

Goodwill, at December 31, 2012	$50,536
Adjustments to previously recorded goodwill	(120)

Goodwill, at September 30, 2013	$50,416

The Company’s identifiable intangible assets consist of customer and referral relationships, trade names, trademarks, state licenses and non-compete agreements. Amortization is computed using straight-line and accelerated methods based upon the estimated useful lives of the respective assets, which range from two to 25 years.

The Company also has indefinite-lived assets that are not subject to amortization expense such as certificates of need and licenses to conduct specific operations within geographic markets. The Company has concluded that certificates of need and licenses have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and the Company intends to renew and operate the certificates of need and licenses indefinitely. The certificates of need and licenses are tested annually for impairment using the cost approach. Under this method assumptions are made about the cost to replace the certificates of need. No impairment charges were recorded in the three and nine months ended September 30, 2013 and 2012.

The Company will perform its annual impairment test for fiscal 2013 during the fourth quarter of 2013.

The following is a summary of the intangible assets and indefinite-lived asset activity as of September 30, 2013:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer and referral relationships	$24,908	$20,870	$4,038
Trade names and trademarks	4,081	2,942	1,139
State licenses	150	—	150
Non-competition agreements	408	383	25

	$29,547	$24,195	$5,352

5. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consisted of the following:

	September 30, 2013	December 31, 2012
Prepaid health insurance	$2,219	$4,062
Prepaid workers’ compensation and liability insurance	1,432	1,056
Prepaid rent	220	181
Workers’ compensation insurance receivable	1,531	953
Other	765	1,041

	$6,167	$7,293

Accrued expenses consisted of the following:

	September 30, 2013	December 31, 2012
Accrued payroll	$11,429	$11,539
Accrued workers’ compensation insurance	13,992	12,452
Accrued payroll taxes	1,802	1,481
Accrued health insurance	2,297	3,469
Accrued amounts to purchaser	1,832	—
Accrued taxes	1,437	1,223
Accrued interest	—	51
Current portion of contingent earn-out obligation (1)	534	689
Other	3,078	1,813

	$36,401	$32,717

(1)	The Company acquired certain assets of Advantage Health Systems, Inc. (“Advantage”) in July 2010. The purchase agreement for the acquisition of Advantage contained a provision for earn-out payments contingent upon the achievement of certain performance targets. The sellers of Advantage disagreed with the Company’s calculation of the earn-out payment and the parties agreed to have an arbitrator determine the amount of the second earn-out payment. Based upon the arbitrator’s ruling, the final earn-out payment of $534 was made in October 2013.

6. Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2013	December 31, 2012
Revolving credit loan	$—	$16,250
Term loan	—	208

Total	—	16,458
Less current maturities	—	(208)

Long-term debt	$—	$16,250

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

During the second quarter of 2012, the lenders under the Company’s credit facility agreed to a modified interpretation of the credit facility as it relates to the calculation of the fixed charge ratio, which provides the Company with increased flexibility in meeting this covenant. The credit facility contains customary affirmative, negative and financial covenants with which the Company was in compliance at September 30, 2013.

The availability of funds under the revolving credit portion of the credit facility, as amended, is based on the lesser of (i) the product of adjusted EBITDA, as defined in the credit facility agreement, for the most recent 12-month period for which financial statements have been delivered under the credit facility agreement multiplied by the specified advance multiple, up to 3.25, less the outstanding senior indebtedness and letters of credit, and (ii) $55,000 less the outstanding revolving loans and letters of credit. Interest on the amounts outstanding under the revolving credit portion of the credit facility is payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 4.6% or the LIBOR rate for term periods of one, two, three or six months plus a margin of 4.6%. Interest will be paid monthly or at the end of the relevant interest period, as determined in accordance with the credit facility agreement. The borrowers will pay a fee equal to 0.5% per annum of the unused portion of the revolving portion of the credit facility. Issued stand-by letters of credit will be charged at a rate of 2.0% per annum payable monthly. On September 30, 2013 the interest rate on the revolving credit loan facility was 4.8% (30 day LIBOR rate was 0.2%). The total availability under the revolving credit loan facility was $42,579 at September 30, 2013 compared to $27,137 at December 31, 2012.

7. Income Taxes

A reconciliation of the continuing operations statutory federal tax rate of 35% for the three and nine months ended September 30, 2013 and 34% for the three and nine months ended September 30, 2012 is summarized as follows:

	Three Months Ended September 30,
	2013	2012
Federal income tax a statutory rate	35.0%	34.1%
State and local taxes, net of federal benefit	6.0	6.0
Jobs tax credits, net	(6.6)	(4.2)
Nondeductible meals and entertainment, other	1.0	0.4

Effective tax rate	35.4%	36.3%

	Nine Months Ended September 30,
	2013	2012
Federal income tax a statutory rate	35.0%	34.1%
State and local taxes, net of federal benefit	6.0	6.0
Jobs tax credits, net (1)	(10.8)	(4.1)
Nondeductible meals and entertainment, other	0.8	0.9

Effective tax rate	31.0%	36.9%

(1)	Included in the jobs tax credit for the nine months ended September 30, 2013 was a one-time benefit of a 7.2% reduction from our statutory tax rate for the jobs tax credits earned in 2012 but not recorded until 2013. The Federal employment opportunity tax credits were reinstated in 2013 and were not an allowable deduction in 2012.

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

Indemnification Obligations

Pursuant to the Home Health Purchase Agreement, the Company is obligated to indemnify the purchasers for, among other things, (i) penalties, fines, judgments and settlement amounts arising from a violation of certain specified statutes, including the False Claims Act, the Civil Monetary Penalties Law, the federal Anti-Kickback Statute, the Ethics in Patient Referral Act or any state law equivalent in connection with the operation of the Home Health Business prior to the closing, and (ii) any liability related to the failure of any reimbursement claim submitted to certain government programs for services rendered by the Home Health Business prior to the closing to meet the requirements of such government programs, or any violation prior to the closing of any health care laws. Such liabilities include amounts to be recouped by, or repaid to, such government programs as a result of improperly submitted claims for reimbursement or those discovered as a result of audits by investigative agencies. All services that the Company has provided that have been or may be reimbursed by Medicare are subject to retroactive adjustments and/or total denial of payments received from Medicare under various review and audit provisions included in the program regulations. The review period is generally described as six years from the date the services are provided but could be expanded to ten years under certain circumstances if fraud is found to have existed at the time of original billing. In the event that there are adjustments relating to the period prior to the closing, the Company may be required to reimburse the purchasers or the government for the amount of such adjustments, which could adversely affect the Company’s business and financial condition. The Company has not established a liability reserve for these obligations and at this time cannot determine the probability of requiring the reserve nor the estimated value of such reserve. The Company anticipates it will be in position to establish the required reserve in the fourth quarter of 2013.

Employment Agreements

The Company has entered into employment agreements with certain members of senior management. The terms of these agreements are up to four years and include non-compete and nondisclosure provisions, as well as provide for defined severance payments in the event of termination.

10. Significant Payors

A substantial portion of the Company’s net service revenues and accounts receivables are derived from services performed for federal, state and local governmental agencies. One state governmental agency accounted for 58.9% and 57.6% of the Company’s net service revenues for the three months ended September 30, 2013 and 2012, respectively. One state governmental agency accounted for 59.1% and 56.8% of the Company’s net service revenues for the nine months ended September 30, 2013 and 2012, respectively.

The related receivables due from Medicare and the state agency represented 2.8% and 65.2%, respectively, of the Company’s accounts receivable at September 30, 2013, and 7.1% and 69.3%, respectively, of the Company’s accounts receivable at December 31, 2012.

11. Subsequent Events

Acquisitions

The Company entered into an asset purchase agreement to acquire all of the Private Duty operations of the Medi Home Private Care Division of Medical Services of America, Inc. on October 17, 2013. The acquisition includes two agencies located in South Carolina; four agencies located in Tennessee; and two agencies located in Ohio. The South Carolina business will be incorporated into the Company’s existing operations in that state. The operations in Ohio and Tennessee represent the Company’s initial entry into these two targeted states, as these states transition their long term care programs to managed care and begin their dual eligible demonstration pilots.

The asset purchase agreement provides for separate closings with respect to the operations in each state. The closing related to the agencies in South Carolina took place effective November 1, 2013.

The Company also entered into an asset purchase agreement to acquire the assets from Coordinated Home Health Care, LLC related to its personal care business in New Mexico on November 7, 2013. This acquisition includes sixteen offices located in Southern New Mexico and further expands the Company’s presence in that state. New Mexico has led other states in the transition of its long-term care services to managed care.

The two acquisitions represent approximately $20 million to $22 million in aggregate projected annual revenues for the twelve month period ending December 31, 2013. These transactions are expected to close in the fourth quarter of 2013 and are subject to customary closing conditions. There can be no assurance that either of these transactions will be completed.

Shelf Registration

The Company filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission on November 7, 2013. Upon being declared effective, the shelf registration statement will provide the Company with the flexibility to offer and sell up to $150 million of common stock, preferred stock, warrants and units in one or more offerings and in any combination. In addition, the shelf registration statement covers up to 4,951,773 shares of the Company’s common stock held by certain existing stockholders in accordance with the requirements of contractual agreements previously entered into with these stockholders. The Company currently has no specific plans to issue securities under the new shelf registration statement. The Company will not receive any proceeds from potential sales of the common stock by these stockholders.

The Company currently has no specific plans to issue securities under the new shelf registration statement. Any offer of securities covered by the shelf registration statement may be made solely by means of the prospectus included in the shelf registration statement and a related prospectus supplement containing specific information about the terms of any such offering.

This is neither an offer to sell nor a solicitation of any offer to buy, nor shall there be any sale of these securities in any state or jurisdiction in which such an offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state or jurisdiction.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our unaudited condensed consolidated financial statements and the related notes. This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate.

Overview

We are a comprehensive provider of home and community based services, primarily social in nature, provided in the home, and focused on the dual eligible population. Our services include personal care and assistance with activities of daily living, and adult day care. Our consumers are individuals with special needs who are at risk of hospitalization or institutionalization, such as the elderly, chronically ill and disabled. Our payor clients include federal, state and local governmental agencies, commercial insurers and private individuals. We provide home and community based services through over 94 locations across 21 states to over 26,000 consumers.

Effective March 1, 2013, we sold substantially all of the assets used in our home health business (the “Home Health Business”) in Arkansas, Nevada and South Carolina, and 90% of the Home Health Business in California and Illinois, to subsidiaries of LHC Group, Inc. (the “Purchasers”) for a cash purchase price of approximately $20 million. We retained a 10% ownership interest in the Home Health Business in California and Illinois. The assets sold included 19 home health agencies and two hospice agencies in five states. Through these home health agencies, we previously provided physical, occupational and speech therapy, as well as skilled nursing services, to pediatric, adult infirm and elderly patients. We are also holding as an asset for sale an agency located in Pennsylvania and have entered into an asset purchase agreement providing for the sale of such agency. We also closed an agency in Idaho in January 2013. The results of the Home Health Business sold or held for sale are reflected as discontinued operations for all periods presented herein. Continuing operations include the results of operations previously included in our home & community segment and three agencies previously included in our home health segment. Following the sale of the Home Health Business, we manage and internally report our business in one segment.

We believe the sale of the Home Health Business positions us for future growth by allowing us to focus both management and financial resources to address changes in the home and community based services industry and to address the needs of managed care organizations as they become responsible for state sponsored programs. We have improved our financial performance and are concentrating our efforts on the business that is growing and providing all of our profitability and disposing of the business that was unprofitable. We have improved our overall financial position by eliminating our debt and adding substantial amounts in cash reserves to our balance sheet. A summary of our results for the three and nine months ended September 30, 2013 and 2012 are provided in the tables below:

	For the Three Months Ended, September 30,
	2013	2012	Percent Change
Net service revenues – continuing operations	$67,306	$61,211	10.0%
Net service revenues – discontinued operations	—	9,795	N/A
Net income from continuing operations	2,770	2,204	25.7%
Loss from discontinued operations	(203)	(407)	(50.1)%

Net income	$2,567	$1,797	42.8%

	For the Nine Months Ended September 30,
	2013	2012	Percent Change
Net service revenues – continuing operations	$196,059	$180,540	8.6%
Net service revenues – discontinued operations	6,475	28,671	(77.4)%
Net income from continuing operations	8,039	5,785	39.0%
Loss from discontinued operations	(890)	(1,895)	(53.0)%
Gain on sale of Home Health Business	11,111	—	N/A

Net income	$18,260	$3,890	N/A

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

On July 26, 2010, we entered into an Asset Purchase Agreement (the “Purchase Agreement”), pursuant to which we acquired the operations and certain assets of Advantage Health Systems, Inc., a South Carolina corporation (“Advantage”). Advantage is a provider of home and community based services in South Carolina and Georgia, which expanded our services across 19 states. The total consideration payable pursuant to the Purchase Agreement was $8.3 million, comprised of $5.1 million in cash, common stock consideration with a deemed value of $1.2 million resulting in the issuance of 248,000 common shares, a maximum of $2.0 million in future cash consideration subject to the achievement of certain performance targets set forth in an earn-out agreement and the assumption of certain specified liabilities. In April 2011, we paid the first earn-out payment of $0.5 million to the sellers of Advantage. During the fourth quarter of 2011 we completed a revaluation of the remaining contingent earn-out obligation and recorded a reduction of approximately $0.5 million with a remaining obligation of $0.5 million as of September 30, 2013. The sellers of Advantage disagreed with our calculation of the second earn-out payment. The dispute was submitted to an arbitrator. Based upon the arbitrator’s ruling, the final payment of $534 was made in October 2013.

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

As of September 30, 2013, we provided our home and community based services in 94 locations across 21 states. For the year ended December 31, 2012, we provided our home and community based services in 91 locations across 19 states.

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

For the three and nine months ended September 30, 2013 and 2012 our payor revenue mix for continuing operations was:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
State, local and other governmental programs	94.0%	95.0%	94.0%	95.0%
Commercial	2.0	1.0	2.0	1.0
Private duty	4.0	4.0	4.0	4.0

	100.0%	100.0%	100.0%	100.0%

We derive a significant amount of our net service revenues from our continuing operations in Illinois, which represented 66.0% and 64.2% of our total net service revenues from continuing operations for the three months ended September 30, 2013 and 2012, respectively. Net service revenues from our operations in Illinois represented 65.8% and 63.4% of our total net service revenues for the nine months ended September 30, 2013 and 2012, respectively.

A significant amount of our net service revenues from continuing operations are derived from one payor client, the Illinois Department on Aging, which accounted for 58.9% and 57.6% of our total net service revenues from continuing operations for the three months ended September 30, 2013 and 2012, respectively. The Illinois Department on Aging accounted for 59.1% and 56.8% of our total net service revenues from continuing operations for the nine months ended September 30, 2013 and 2012, respectively.

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

Based on the value of our publicly held shares as of June 30, 2013, we will become subject to the reporting requirements for accelerated filers beginning with our Annual Report on Form 10-K for the year ending December 31, 2013. In connection with our transition from a smaller reporting company to an accelerated filer we expect to incur greater administrative costs in the remainder of the fiscal year.

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

Income Tax Expense

All of our income from continuing operations is from domestic sources. We incur state and local taxes in states in which we operate. The differences from the federal statutory rate of 35.0% in 2013 and 34.1% in 2012 are principally due to state taxes and the use of federal employment tax credits.

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

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

The following table sets forth, for the periods indicated, our unaudited consolidated results of operations.

	For the Three Months Ended September 30,
	2013		2012		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)
Net service revenues	$67,306	100.0%	$61,211	100.0%	$6,095	10.0%
Cost of service revenues	50,080	74.4	45,528	74.4	4,552	10.0

Gross profit	17,226	25.6	15,683	25.6	1,543	9.8
General and administrative expenses	12,424	18.5	11,181	18.3	1,243	11.1
Depreciation and amortization	539	0.8	635	1.0	(96)	(15.1)

Total operating expenses	12,963	19.3	11,816	19.3	1,147	9.7

Operating income from continuing operations	4,263	6.3	3,867	6.3	396	10.2
Interest expense (income), net	(24)	(0.1)	407	0.7	(431)	(105.9)

Income from continuing operations before income taxes	4,287	6.4	3,460	5.6	827	23.9

Income tax expense	1,517	2.3	1,256	2.0	261	20.8

Net income from continuing operations	2,770	4.1	2,204	3.6	566	25.7

Discontinued operations:
Loss from home health business, net of tax	(203)	(0.3)	(407)	(0.7)	204	(50.1)

Net income	$2,567	3.8%	$1,797	2.9%	$770	42.8%

Business Metrics
Average billable census	27,058		24,138		2,920	12.1%
Billable hours (in thousands)	3,941		3,521		420	11.9
Average Billable hours per census per month	49		49		—	—
Billable hours per business day	59,735		54,169		5,566	10.3
Revenues per billable hour	$17.08		$16.93		$0.15	0.9%

Net service revenues from state, local and other governmental programs accounted for 94.0% and 95.0% of net service revenues for the three months ended September 30, 2013 and 2012, respectively. Private duty and, to a lesser extent, commercial payors accounted for the remainder of net service revenues.

Net service revenues increased $6.1 million, or 10.0%, to $67.3 million for the three months ended September 30, 2013 compared to $61.2 million for the same period in 2012. The increase was primarily due to 12.1% increase in average billable hours and a related 11.9% increase in average billable census.

Gross profit, expressed as a percentage of net service revenues, remained at 25.6% for the third quarter of 2013, compared to the same period in 2012.

General and administrative expenses, expressed as a percentage of net service revenues increased to 18.5% for the three months ended September 30, 2013, from 18.3% for the three months ended September 30, 2012. General and administrative expenses increased to $12.4 million as compared to $11.2 million for the three months ended September 30, 2013 and 2012, respectively. The increase in general and administrative expenses was due to an increase in legal, accounting and severance expense partially offset by a reduction in our workers’ compensation expense for the three months ended September 30, 2013 as compared to 2012.

Depreciation and amortization, expressed as a percentage of net service revenues, decreased to 0.8% for the third quarter of 2013, from 1.0% for the same period in 2012. Amortization of intangibles, which are principally amortized using accelerated methods, totaled $0.3 and $0.4 million for the three months ended September 30, 2013 and 2012, respectively.

Interest Income

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, interest income. While we may be owed additional prompt payment interest, the amount and timing of receipt of such payments remains uncertain and we have determined that we will continue to recognize prompt payment interest income when received. The state amended its prompt payment interest terms, effective July 1, 2011, which changed the measurement period for outstanding invoices from a 60-day to a 90-day outstanding period. We believe this change in terms will reduce future amounts paid for prompt payment interest. We received prompt payment interest in the amounts of $0.2 million for the nine months ended September 30, 2013 and $0.0 million for the three months ended September 30, 2012.

Interest Expense

Interest expense (income) was $(0.02) million and $0.4 million for the three months ended September 30, 2013 and 2012, respectively. Interest expense decreased $0.4 million primarily due to a prompt payment interest income payment of $0.2 million received in the third quarter of 2013.

Income Tax Expense

Our effective tax rates from continuing operations for the three months ended September 30, 2013 and 2012 were 35.4% and 36.3%, respectively. The principal difference between the Federal and State statutory rates and our effective tax rate is Federal employment opportunity tax credits. The Federal employment opportunity tax credits were reinstated in 2013. Given the uncertainty of the deduction in 2012, they were not included in the 2012 income tax provision.

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

The table below depicts the results of discontinued operations.

	For the Three Months ended September 30,
	2013		2012		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)
Net service revenues	$—	*	$9,795	100%	$(9,795)	(100.0)%
Cost of service revenues	—	*	5,159	52.7	(5,159)	(100.0)

Gross profit	—	*	4,636	47.3	(4,636)	(100.0)
General and administrative expenses	343	*	5,305	54.2	(4,959)	(93.5)
Depreciation and amortization	—	*	4	0.0	(4)	(100.0)

Operating loss from discontinued operations	(343)	*	(673)	(6.9)	327	(48.6)

Income tax (benefit)	(141)	*	(266)	(2.7)	123	(46.2)

Loss from home health business, net of tax	$(203)	*	$(407)	(4.2)%	$204	(50.1)%

*	Percentage information not meaningful

The losses for the three months ended September 30, 2013 relate to the wind down of our Home Health Business. The losses for the three months ended September 30, 2012 were primarily due to reduced sales, higher costs to treat consumers and our inability to reduce fixed general and administrative costs at a rate consistent with revenue declines.

Results of Operations

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

The following table sets forth, for the periods indicated, our unaudited consolidated results of operations.

	For the Nine Months Ended September 30,
	2013		2012		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)
Net service revenues	$196,059	100.0%	$180,540	100.0%	$15,519	8.6%
Cost of service revenues	146,422	74.7	134,026	74.2	12,396	9.2

Gross profit	49,637	25.3	46,514	25.8	3,123	6.7
General and administrative expenses	36,026	18.4	34,710	19.2	1,316	3.8
Gain on sale of agency	—	—	(495)	(0.3)	(495)	*
Depreciation and amortization	1,626	0.8	1,897	1.1	(271)	(14.3)

Total operating expenses	37,652	19.2	36,112	20.0	1,540	4.3

Operating income from continuing operations	11,985	6.1	10,402	5.8	1,583	15.2
Interest expense	326	0.2	1,237	0.7	(911)	(73.6)

Income from continuing operations before income taxes	11,659	5.9	9,165	5.1	2,494	27.2
Income tax expense	3,620	1.8	3,380	1.9	240	7.1

Net income from continuing operations	8,039	4.1	5,785	3.2	2,254	40.0

Discontinued operations:
Loss from home health business, net of tax	(890)	(0.5)	(1,895)	(1.0)	1,005	(53.0)
Gain on sale of the home health business, net of tax	11,111	5.7	—	—	11,111	*

Net income from discontinued operations	10,221	5.2	(1,895)	(1.0)	12,116	*

Net income	$18,260	9.3%	$3,890	2.2%	$14,370	*

Business Metrics
Average billable census	26,411		23,677		2,734	11.5%
Billable hours (in thousands)	11,517		10,377		1,140	11.0
Average Billable hours per census per month	48		49		(1)	(2.0)
Billable hours per business day	59,107		54,298		4,809	8.9
Revenues per billable hour	$17.02		$16.88		$0.14	0.8%

*	Percentage information not meaningful

Net service revenues from state, local and other governmental programs accounted for 94.0% and 95.0% of net service revenues for the nine months ended September 30, 2013 and 2012, respectively. Private duty and, to a lesser extent, commercial payors accounted for the remainder of net service revenues.

Net service revenues increased $15.5 million, or 8.6%, to $196.0 million for the nine months ended September 30, 2013 compared to $180.5 million for the same period in 2012. The increase was primarily due to a 11.5% increase in average census and a related 11.0% increase in billable hours.

Gross profit, expressed as a percentage of net service revenues, decreased to 25.3% for the nine months ended September 30, 2013, from 25.8% in 2012. This decrease as a percent of revenue of 0.5% is primarily due to an increase field labor costs.

General and administrative expenses, expressed as a percentage of net service revenues decreased to 18.4% for the nine months ended September 30, 2013, from 19.2% for the nine months ended September 30, 2012. General and administrative expenses increased to $49.6 million as compared to $46.5 million for the nine months ended September 30, 2013 and 2012, respectively. The increase in general and administrative expenses was due to an increase in legal, accounting and severance expense partially offset by a reduction in our workers’ compensation expense for the nine months ended September 30, 2013 as compared to 2012.

Depreciation and amortization, expressed as a percentage of net service revenues, decreased to 0.8% from 1.1% for the nine months ended September 30, 2013 and 2012, respectively. Amortization of intangibles, which are principally amortized using accelerated methods, totaled $1.0 million and $1.2 million for the nine months ended September 30, 2013 and 2012, respectively.

Interest Income

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, interest income. While we may be owed additional prompt payment interest, the amount and timing of receipt of such payments remains uncertain and we have determined that we will continue to recognize prompt payment interest income when received. The state amended its prompt payment interest terms, effective July 1, 2011, which changed the measurement period for outstanding invoices from a 60-day to a 90-day outstanding period. We believe this change in terms will reduce future amounts paid for prompt payment interest. We received a prompt payment interest income payment of $0.2 million and $0.0 million for the nine months ended September 30, 2013 or 2012.

Interest Expense

Interest expense was $0.3 million and $1.2 million for the nine months ended September 30, 2013 and 2012, respectively. Interest expense decreased $0.9 million primarily due to a reduction in outstanding debt.

Income Tax Expense

Our effective tax rates from continuing operations for the nine months ended September 30, 2013 and 2012 were 31.0% and 36.9%, respectively. The principal difference between the Federal and State statutory rates and our effective tax rate is Federal employment opportunity tax credits. The Federal employment opportunity tax credits were reinstated in 2013. Given the uncertainty of the deduction in 2012, they were not included in the 2012 income tax provision.

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

The table below depicts the results of discontinued operations.

	For the Nine Months Ended September 30,
	2013		2012		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)
Net service revenues	$6,475	100.0%	$28,671	100.0%	$(22,196)	(77.4)%
Cost of service revenues	3,737	57.7	15,806	55.1	(12,069)	(76.4)

Gross profit	2,738	42.3	12,865	44.9	(10,127)	(78.7)
General and administrative expenses	4,247	65.6	15,987	55.8	(11,740)	(73.4)
Depreciation and amortization	—	—	11	0.0	(11)	*

Operating loss from discontinued operations	(1,509)	(23.3)	(3,133)	(10.9)	1,624	(51.8)

Income tax (benefit)	(619)	(9.6)	(1,238)	(4.3)	(619)	(50.0)

Loss from home health business, net of tax	$(890)	(13.7)%	$(1,895)	(6.6)%	$(1,005)	(53.0)%

The losses were primarily due to reduced sales, higher costs to treat consumers and our inability to reduce fixed general and administrative costs at a rate consistent with revenue declines.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash from operations and borrowings under our credit facility. At September 30, 2013 and December 31, 2012, we had cash balances of $29.5 million and $1.7 million, respectively. The increase in cash balance between December 31, 2012 and September 30, 2013 is primarily attributable to the cash received from the purchasers for our Home Health Business and increased collections on outstanding accounts receivable which were offset by payments on our line of credit and term loan.

Cash flows from operating activities represent the inflow of cash from our payor clients and the outflow of cash for payroll and payroll taxes, operating expenses, interest and taxes. Due to its revenue deficiencies and financing issues, the State of Illinois has reimbursed us on a delayed basis with respect to our various agreements including with our largest payor, the Illinois Department on Aging. However, we experienced an improvement in the payment amounts received from the State of Illinois during the first nine months of 2013 which resulted in a decrease in the open receivable balance from the State of Illinois of $14.9 million for the nine months ended September 30, 2013, from $53.1 million as of December 31, 2012 to $38.2 million as of September 30, 2013. This improvement as of September 30, 2013 reflects significant payments received from the State of Illinois during the nine months ended September 2013. We do not expect to continue to receive this level of payments on a consistent basis in the near term and anticipate that our open receivable balance from the State of Illinois will increase over the remainder of the year.

While the receivable balance had decreased as of September 30, 2013, the State of Illinois continues to reimburse us on a delayed basis. These payment delays have adversely impacted, and may further adversely impact, our liquidity, and may result in the need to increase borrowings under our credit facility. Delayed reimbursements from our other state payors have also contributed to the increase in our receivable balances.

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

During the second quarter of 2012, the lenders under our credit facility agreed to a modified interpretation of the credit facility as it relates to the calculation of the fixed charge ratio, which provides us with increased flexibility in meeting this covenant. The credit facility contains customary affirmative, negative and financial covenants with which we were in compliance at September 30, 2013.

As of September 30, 2013 we had no outstanding amount on our revolving credit facility other than letters of credit. After giving effect to the amount drawn on our credit facility, approximately $12.4 million of outstanding letters of credit and borrowing limits based on an advanced multiple of adjusted EBITDA, we had $42.6 million available for borrowing under the credit facility as of September 30, 2013. In order to obtain consent from our lender for the sale of the Home Health Business we agreed to work in good faith to negotiate and enter into an amendment to the credit facility to amend certain provisions including a reduction in the maximum revolving loan limit and revolving loan commitment.

We filed a universal shelf registration on Form S-3 with the Securities and Exchange Commission on November 7, 2013. Upon being declared effective, the shelf registration statement will provide us with the flexibility to offer and sell up to $150 million of common stock, preferred stock, warrants and units in one or more offerings and in any combination. In addition, the shelf registration statement covers shares of our common stock held by certain existing stockholders in accordance with the requirements of contractual agreements previously entered into with these stockholders. We currently have no specific plans to issue securities under the new shelf registration statement. We will not receive any proceeds from potential sales of the common stock by these stockholders.

Any offer of securities covered by the shelf registration statement may be made solely by means of the prospectus included in the shelf registration statement and a related prospectus supplement containing specific information about the terms of any such offering.

This is neither an offer to sell nor a solicitation of any offer to buy, nor shall there be any sale of these securities in any state or jurisdiction in which such an offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws or any such state or jurisdiction.

We believe the available borrowings under our credit facility which, when taken together with existing cash reserves, the potential for additional financing to be provided through the universal shelf registration and cash from operations, will be sufficient to cover our working capital needs for at least the next 12 months and provide resources, subject to any necessary lender consent, to enter into and complete select acquisitions. While our growth plan is not dependent on the completion of acquisitions, if we do not have sufficient cash resources or availability under our credit facility, or we are otherwise prohibited from making acquisitions, our growth could be limited unless we obtain additional equity or debt financing or unless we obtain the necessary consents from our lenders.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$25,103	$9,336
Net cash provided by (used in) investing activities	19,082	(518)
Net cash used in financing activities	(16,458)	(9,125)

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Net cash provided by operating activities was $25.1 million for the nine months ended September 30, 2013, compared to cash provided by operations of $9.3 million for the same period in 2012. This increase in cash provided by operations was primarily due to an increase in cash from changes in net working capital and an increase in operating income before depreciation and amortization generated for the nine months ended September 30, 2013 as compared to the same period in 2012.

Net cash provided by investing activities was $19.1 million for the nine months ended September 30, 2013. Our investing activities for the nine months ended September 30, 2013 were $19.7 million in net proceeds received from the sale of the Home Health Business and the purchase of $0.6 million of property and equipment. Our investing activities for the nine months ended September 30, 2012 were $0.5 million in net proceeds received for the sale of an agency and $1.0 million in capital expenditures.

Net cash used in financing activities was $16.4 million for the nine months ended September 30, 2013 as compared to net used by financing activities of $9.1 million for the nine months ended September 30, 2012. Our financing activities for the nine months ended September 30, 2013 were primarily driven by net payments of $16.3 million on the revolving credit portion of our credit facility, and $0.2 million in payments on our term loan. Our financing activities for the nine months ended September 30, 2012 were primarily driven by $4.3 million in payments on the revolving credit portion of our credit facility, $3.0 million in payments on subordinated dividend notes, and $1.9 million in payments on our term loan.

Outstanding Accounts Receivable

Outstanding accounts receivable, net of the allowance for doubtful accounts, decreased by $16.8 million as of September 30, 2013 as compared to December 31, 2012. The decrease in accounts receivable is primarily attributable to an increase in payments we received from the State of Illinois during the first nine months of 2013 and to a lesser extent the winding down of our Home Health Business.

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

The following tables detail our accounts receivable before reserves by payor category, showing Illinois governmental payors separately, and segment and the related allowance amount at September 30, 2013 and December 31, 2012:

	September 30, 2013
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(in thousands, except percentages)
Continuing operations
Illinois governmental based programs	$38,967	$871	$385	$435	$40,658
Other state, local and other governmental programs	9,703	738	458	123	11,022
Private duty and commercial	4,071	502	345	362	5,280

	52,741	2,111	1,188	920	56,960

Aging % continuing operations	92.6%	3.7%	2.1%	1.6%	100.0%
Discontinued operations
Medicare	—	—	1,598	29	1,627
Other state, local and other governmental programs	—	—	—	—	—
Private duty and commercial	(194)	(45)	28	166	(45)
Illinois governmental based programs	—

	(194)	(45)	1,626	195	1,582

Total	$52,547	$2,066	$2,814	$1,115	$58,542

Aging % of total	89.8%	3.5%	4.8%	1.9%
Allowance for doubtful accounts					$4,026
Reserve as % of gross accounts receivable					6.9%

	December 31, 2012
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(in thousands, except percentages)
Continuing operations
Illinois governmental based programs	$38,339	$13,374	$1,076	$126	$52,915
Other state, local and other governmental programs	10,248	845	610	329	12,032
Private duty and commercial	1,936	360	127	401	2,824

	50,523	14,579	1,813	856	67,771

Aging % continuing operations	74.5%	21.5%	2.7%	1.3%	100.0%
Discontinued operations
Medicare	4,751	955	188	—	5,894
Other state, local and other governmental programs	340	109	58	—	507
Private duty and commercial	965	211	164	30	1,370
Illinois governmental based programs	128	19	35	45	227

	6,184	1,294	445	75	7,998

Total	$56,707	$15,873	$2,258	$931	$75,769

Aging % of total	74.9%	20.9%	3.0%	1.2%
Allowance for doubtful accounts					$4,466
Reserve as % of gross accounts receivable					5.9%

We calculate our continuing operations days sales outstanding (“DSO”) by taking the accounts receivable outstanding net of the allowance for doubtful accounts divided by the total net service revenues for the last quarter, multiplied by the number of days in that quarter. Our DSOs from continuing operations were 87 days and 92 days at September 30, 2013 and December 31, 2012, respectively. The DSOs for our largest payor, the Illinois Department on Aging, at September 30, 2013 and December 31, 2012 were 52 days and 122 days, respectively. We do not expect to continue to receive payments on a consistent basis in the near term and anticipate our DSOs and the DSO for our largest payor to increase over the remainder of the year.

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

The availability of funds under the revolving credit portion of the credit facility, as amended, is based on the lesser of (i) the product of adjusted EBITDA, as defined, for the most recent 12-month period for which financial statements have been delivered under the credit facility agreement multiplied by the specified advance multiple, up to 3.25, less the outstanding senior indebtedness and letters of credit, and (ii) $55.0 million less the outstanding revolving loans and letters of credit. Interest on the revolving line of credit and term loan amounts outstanding under the credit facility is payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 4.6% or the LIBOR rate for term periods of one, two, three or six months plus a margin of 4.6%. Interest on the credit facility will be paid monthly on or at the end of the relevant interest period, as determined in accordance with the credit facility agreement. The borrowers will pay a fee equal to 0.5% per annum of the unused portion of the revolving portion of the credit facility. Issued stand-by letters of credit will be charged at a rate of 2.0% per annum payable monthly. We did not have any amounts outstanding on our credit facility as of September 30, 2013 and the total availability under the revolving credit loan facility was $42.6 million.

The credit facility contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The credit facility also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum fixed charge coverage ratio, a requirement to stay below a maximum senior leverage ratio and a requirement to stay below a maximum permitted amount of capital expenditures, as well as restrictions on guarantees, indebtedness, liens, dividends, distributions, investments and loans, subject to customary carve outs, restrictions on Holdings’ and the borrowers’ ability to enter into transactions other than in the ordinary course of business, a restriction on the ability to consummate more than three acquisitions in any calendar year, or for the purchase price of any one acquisition to exceed $0.5 million, in each case without the consent of the lenders, restrictions on mergers, transfers of assets, acquisitions, equipment, subsidiaries and affiliate transactions, subject to customary carve outs, and restrictions on fundamental changes and lines of business. We were in compliance with all of our credit facility covenants at September 30, 2013.

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

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

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

Revenue Recognition

The majority of our revenues for the three and nine months ended September 30, 2013 and 2012 from continuing operations are derived from Medicaid and Medicaid waiver programs under agreements with various state and local authorities. These agreements provide for a service term from one year to an indefinite term. Services are provided based on authorized hours, determined by the relevant state or local agency, at an hourly rate specified in the agreement or fixed by legislation. Services to other payors, such as private or commercial clients, are provided at negotiated hourly rates and recognized in net service revenues as services are provided. We provide for appropriate allowances for uncollectible amounts at the time the services are rendered.

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

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, interest income. We received prompt payment interest in the amounts of $0.2 million and $0.0 million for the nine months ended September 30, 2013 and 2012, respectively. While we may be owed additional prompt payment interest, the amount and timing of receipt of such payments remains uncertain and we have determined that we will continue to recognize prompt payment interest income when received.

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

We did not record any impairment charges for the three and nine months ended September 30, 2013 and 2012.

Long-Lived Assets

We review our long-lived assets and finite lived intangibles (except goodwill and finite lived intangible assets, as described above) for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine if impairment exists, we compare the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset, generally determined by discounting the estimated future cash flows. No impairment charge was recorded for the three and nine months ended September 30, 2013 or 2012.

Workers’ Compensation Program

Our workers’ compensation insurance program has a $0.35 million deductible component. We recognize our obligations associated with this program in the period the claim is incurred. The cost of both the claims reported and claims incurred but not reported, up to the deductible, have been accrued based on historical claims experience, industry statistics and an actuarial analysis performed by an independent third party. We monitor our claims quarterly and adjust our reserves accordingly. These costs are recorded primarily in the cost of services caption in the consolidated statement of income. Under the agreement pursuant to which we acquired Addus HealthCare, claims under our workers’ compensation insurance program that relate to December 31, 2005 or earlier are the responsibility of the selling shareholders in the acquisition, subject to certain limitations. In August 2010, the Financial Accounting Standards Board issued Accounting Standards Update No 2010-24, Health Care Entities (Topic 954), “Presentation of Insurance Claims and Related Insurance Recoveries,” which clarifies that companies should not net insurance recoveries against a related claim liability. Additionally, the amount of the claim liability should be determined without consideration of insurance recoveries. As of September 30, 2013 and December 31, 2012, we recorded $1.5 and $1.0 million in workers’ compensation insurance recovery receivables and a corresponding increase in its workers’ compensation liability. The workers’ compensation insurance recovery receivable is included in our prepaid expenses and other current assets on the balance sheet.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Based on the value of our publicly held shares (those not controlled by insiders) as of June 30, 2013, we will become subject to the reporting requirements for accelerated filers beginning with our Annual Report on Form 10-K for the year ending December 31, 2013. In connection therewith, we will be required to comply with Section 404 of the Sarbanes-Oxley Act during 2013.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Legal Proceedings

The Company is a party to legal and/or administrative proceedings arising in the ordinary course of its business. It is the opinion of management that the outcome of such proceedings will not have a material effect on the Company’s financial position and results of operations.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factors discussed under the caption “Risk Factors” set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2012 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013. Except as set forth below, there have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in our Annual Report on Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

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

In March 2013, the federal government implemented certain budgetary restrictions, commonly known as sequestration. Although Medicaid is exempt from these automatic cuts, sequestration remains in place and could negatively impact reimbursement or authorizations for services under our federal or state contracts.

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

While we believe that we protect individuals’ health information, if our information systems are breached, we may experience reputational harm that could adversely affect our business. Recently, the OCR, which is charged with enforcement of HIPPA, has imposed substantial fines and compliance requirements on covered entities whose employees improperly disclosed individuals’ health information.

In October 2013, California enacted the Home Care Services Consumer Protection Act. The act establishes a licensing program for home care organizations, and requires background checks, basic training, and tuberculosis screening for the aides that are employed by home care organizations. Home care organizations and aides will have until January 1, 2015 to comply with the new licensing and background check requirements. Although we sold the bulk of our home health business in California in March 2013, we continue to operate in California. The requirements of the act are expected to impose additional costs on us.

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

In September 2013, the United States Department of Labor announced the adoption of a rule that extended the minimum wage and overtime pay requirements of federal law to most direct care workers, such as home health aides, personal care aides and certified nursing assistants. These employees have been exempt from federal wage laws since 1974. The new rule will take effect on January 1, 2015. A number of states already require that direct care workers receive state-mandated minimum wage and/or overtime pay. Opponents say the new protections will make in-home care more expensive for government programs such as Medicaid that pay for such services, and that it could result in a reduction in covered services. We are currently evaluating the effect of the new rule on our operations.

Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company dated as of November 2, 2009 (filed on November 20, 2009 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

3.2	Amended and Restated Bylaws of the Company, as amended by the First Amendment to the Amended and Restated Bylaws (filed on May 9, 2013 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

4.1	Form of Common Stock Certificate (filed on October 2, 2009 as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	Financial statements from the quarterly report on Form 10-Q of Addus HomeCare Corporation for the quarter ended September 30, 2013, filed on November 7, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADDUS HOMECARE CORPORATION

Date: November 7, 2013	By:	/S/ MARK S. HEANEY

Mark S. Heaney President and Chief Executive Officer (As Principal Executive Officer)

Date: November 7, 2013	By:	/S/ DENNIS B. MEULEMANS

Dennis B. Meulemans Chief Financial Officer (As Principal Financial Officer)

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company dated as of November 2, 2009 (filed on November 20, 2009 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

3.2	Amended and Restated Bylaws of the Company, as amended by the First Amendment to the Amended and Restated Bylaws (filed on May 9, 2013 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

4.1	Form of Common Stock Certificate (filed on October 2, 2009 as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	Financial statements from the quarterly report on Form 10-Q of Addus HomeCare Corporation for the quarter ended September 30, 2013, filed on November 7, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith
**	Furnished herewith