Form 10-K
period 2013-12-31
Addus HomeCare Corp
filed 2014-03-17
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the last sale price on The NASDAQ Global Market on June 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was $112,336,629.

As of March 10, 2014, there were 10,912,973 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2013 fiscal year) are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

When included in this Annual Report on Form 10-K, or in other documents that we file with the Securities and Exchange Commission (“SEC”) or in statements made by or on behalf of the Company, words like “believes,” “belief,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “would,” “should” and similar expressions are intended to identify forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. These risks and uncertainties include, but are not limited to the following: changes in Medicaid, Medicare and other medical payment levels, changes in or our failure to comply with existing Federal and State laws or regulations or the inability to comply with new government regulations on a timely basis, competition in the home and community based service industry, changes in the case mix of consumers and payment methodologies, changes resulting from the assumption by managed care organizations of responsibility for managing and paying for home and community based services to consumers, changes in estimates and judgments associated with critical accounting policies, our ability to maintain or establish new referral sources, our ability to attract and retain qualified personnel, changes in payments and covered services due to the economic downturn and deficit spending by Federal and State governments, future cost containment initiatives undertaken by third party payors, our access to financing due to the volatility and disruption of the capital and credit markets, our ability to meet debt service requirements and comply with covenants in debt agreements, business disruptions due to natural disasters or acts of terrorism, our ability to integrate and manage our information systems, our expectations regarding the size and growth of the market for our services, the acceptance of privatized social services, our expectations regarding changes in reimbursement rates, authorized hours and eligibility standards of state governmental agencies, the potential to settle litigation, and the effect of those changes on our results of operations in 2013 or for periods thereafter, our ability to successfully implement our coordinated care model to grow our business, our ability to attract referrals, our ability to continue identifying and pursuing acquisition opportunities and expand into new geographic markets, the impact of acquisitions on our business, the effectiveness, quality and cost of our services and various other matters, many of which are beyond our control.

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

Unless otherwise provided, “Addus,” “we,” “us,” “our,” and the “Company” refer to Addus HomeCare Corporation and our consolidated subsidiaries and “Holdings” refers to Addus HomeCare Corporation. When we refer to 2013, 2012 and 2011, we mean the twelve month period then ended December 31, unless otherwise provided.

A copy of this Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC, including all exhibits, is available on our internet website at http://www.addus.com on the “Investor Relations” page link. Information contained on, or accessible through, our website is not a part of, and is not incorporated by reference into, this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

Overview

We are a comprehensive provider of home and community based services, which are primarily social in nature and are provided in the home, and focused on the dual eligible population. Our services include personal care and assistance with activities of daily living, and adult day care. Our consumers are individuals with special needs who are at risk of hospitalization or institutionalization, such as the elderly, chronically ill and disabled. Our payor clients include federal, state and local governmental agencies, commercial insurers and private individuals. We provide home and community based services through over 121 locations across 21 states to over 26,000 consumers.

Effective March 1, 2013, we sold substantially all of the assets used in our home health business (the “Home Health Business”) in Arkansas, Nevada and South Carolina, and 90% of the Home Health Business in California and Illinois, to subsidiaries of LHC Group, Inc. (the “Purchasers”) for a cash purchase price of approximately $20 million. We retained a 10% ownership interest in the Home Health Business in California and Illinois. The assets sold included 19 home health agencies and two hospice agencies in five states. Effective December 30, 2013, we sold one home health agency in Pennsylvania for $0.2 million. Through home health agencies, we previously provided physical, occupational and speech therapy, as well as skilled nursing services, to pediatric, adult infirm and elderly patients. The results of the Home Health Business sold and one additional agency in Idaho which was closed in November 2012, are reflected as discontinued operations for all periods presented herein. Continuing operations include the results of operations previously included in our home & community segment and three agencies previously included in our home health segment. Following the sale of the Home Health Business, we manage and internally report our business in one segment.

We believe the sale of the Home Health Business substantially positions us for future growth. The sale allows us to focus both management and financial resources to address changes in the home and community based services industry and to address the needs of managed care organizations as they become responsible for the state sponsored programs. We completed two acquisitions in 2013 and January 2014 which expand our presence in two existing markets and provide us with a base of operations in two new targeted managed care states. We have improved our financial performance by lowering our administrative costs and concentrating our efforts on the business that is growing and providing all of our profitability and disposing of the business that was unprofitable. We have improved our overall financial position by eliminating our debt and adding substantial amounts in cash reserves to our balance sheet. A summary of our results for 2013, 2012 and 2011, expressed in thousands, are provided in the table below:

	2013	2012	2011
Net service revenues – continuing operations	$265,941	$244,315	$230,105
Net service revenues – discontinued operations	6,462	38,822	42,995
Net income from continuing operations	11,163	9,288	8,412
Earnings (loss) from discontinued operations	7,982	(1,653)	(10,393)
Net income (loss)	$19,145	$7,635	$(1,981)

Total assets	$163,934	$149,857	$154,692

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

Addus HomeCare Corporation was incorporated in Delaware in 2006 under the name Addus Holding Corporation for the purpose of acquiring Addus HealthCare, Inc. (“Addus HealthCare”). Addus HealthCare was founded in 1979. Our principal executive offices are located at 2401 South Plum Grove Road, Palatine, Illinois 60067. Our telephone number is (847) 303-5300. Our internet address is www.addus.com. Through our website, we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish such information to the SEC.

Our Market and Opportunity

We provide home and community based services to the elderly and other adult infirm who need long-term care and assistance with essential, routine tasks of life. The Kaiser Commission report on Medicaid and the uninsured dated December 2012 estimated total Medicaid expenditures for home and community based services in 2009 to be over $50.0 billion annually, up from $19.4 billion in 2000, with an average annual increase of 11%. Over the same period, participants in Medicaid home and community based services increased from 2.1 million to 3.3 million.

In addition to the projected growth of government-sponsored home and community based services, the private duty market for our services is growing rapidly. We provide our private duty consumers with all of the services we provide to our government-sponsored home and community based consumers.

Historically, there were limited barriers to entry in the home and community based services industry. As a result, the home and community based services industry developed in a highly fragmented manner, with many small local providers. Few companies have a significant market share across multiple regions or states. According to the National Association for Home Care & Hospice, or NAHC, as of 2013, there were over 33,000 homecare and hospice agencies in the United States. Approximately 15,000 were Medicare-certified homecare and hospice agencies, while the remaining 18,000 represent the number of licensed home and community based services agencies in the United States providing services similar to those we provide. In addition, while difficult to estimate, there are many non-licensed, non-certified home and community based services agencies.

More recently, the home and community based services industry has been subject to increased regulation. In several states, providers are now required to obtain state licenses or registrations and must comply with laws and regulations governing standards of practice. Providers must dedicate substantial resources to ensure continuing compliance with all applicable regulations and significant expenditures may be necessary to offer new services or to expand into new markets. Any failure to comply with this growing and changing regulatory regime could lead to the termination of rights to participate in federal and state-sponsored programs and the suspension or revocation of licenses. We believe limitations on the availability of new licenses, the rising cost and complexity of operations and pressure on reimbursement rates due to constrained government resources may create barriers for new providers and may encourage industry consolidation.

The Federal Coordinated Health Care Office was established to effectively integrate benefits for consumers who are enrolled in both Medicare and Medicaid, also known as dual eligibles, and improve coordination between the federal and state governments to ensure that dual eligibles have full access to items and services to which they are entitled. Stated goals of the Federal Coordinated Health Care Office are to ensure that the dual eligible population has full access to seamless high quality health care and to make the system as cost-effective as possible. The Federal Coordinated Health Care Office works with the Centers for Medicare & Medicaid Services (“CMS”), state Medicaid agencies, and other federal and state agencies, as well as physicians and others, to provide technical assistance and educational tools to improve care coordination between Medicare and Medicaid and to reduce costs, improve beneficiary experience and educate dual eligibles regarding care coverage. It also performs policy and program analysis and develops policy and program recommendations regarding dual eligibles.

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, both laws are referred to herein as the “Health Reform Act”), encourages states to integrate the state managed Medicaid home and community based programs with managed Medicare programs. The objective of these initiatives is to enhance the coordination of benefits between the two programs and to lower overall costs. The integrated programs are being structured as three year pilots. Nationally, 34 states have initiated, or plan to initiate, efforts to pursue these programs, including 15 of the 21 states in which we provide services.

We believe that our coordinated care program makes us well-suited to partner with managed care providers to address the needs of the dual eligible population. These programs will eliminate service duplication between home and community based programs and traditional Medicare home health. We believe our ability to identify changes in medical health and condition before the medical need requires acute intervention will lower the overall cost of care and will be recognized as an added benefit of our services. We believe this approach to the provision of care to our consumers and the integration of our services into the broader healthcare industry is particularly attractive to managed care providers and others who are ultimately responsible for the healthcare needs of our consumers and over time will increase our business with them.

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

Our Services

We deliver services to our consumers through 121 individual agencies located in 21 states and 5 adult day centers in Illinois. Our home and community based services assist consumers, who would otherwise be at risk of placement in a long-term care institution, with activities of daily living.

Services are primarily provided in consumers’ homes on an as-needed, hourly basis, mostly to older adults and younger disabled persons. These services, generally provided by home and community based service aides, are of a social rather than medical nature and include personal care, home support services and adult day care.

Personal care and home support services are provided to consumers who are unable to independently perform some or all of their activities of daily living. Our services are needed when assistance from family or community members is insufficient or where caregivers respite is needed. Personal care services include bathing, grooming, oral care, skincare, assistance with feeding and dressing and medication reminders. Home support services include meal planning and preparation, housekeeping and transportation services. Many consumers need such services on a long-term basis to address chronic or acute conditions. Each payor client establishes its own eligibility standards, determines the type, amount, duration and scope of services, and establishes the applicable reimbursement rate. The average duration of our provision of home and community based services is approximately 17 months per consumer.

We also operate 5 adult day centers in Illinois which provide a comprehensive program of skilled and support services and designated health services for adults in a community-based group setting. Services provided by our adult day centers include social activities, transportation services to and from the centers, the provision of meals and snacks, personal care and therapeutic activities such as exercise and cognitive interaction.

Most of our services are provided pursuant to agreements with state and local governmental social and aging service agencies. These agreements generally have a stated term of one to two years and may be terminated by the counterparty upon 60 days’ notice. They are typically renewed for one to five-year terms, provided that we have complied with licensing, certification and program standards, and other regulatory requirements. Reimbursement rates and methods vary by state and service type, but are typically based on an hourly or unit-of-service basis. In 2013, approximately 94.1% of our net service revenues from continuing operations were derived from state and local government programs, while approximately 5.9% of net service revenues from continuing operations were derived from insurance programs and private duty consumers.

The following table presents our locations, setting forth acquisitions, start-ups, divestitures and closures for the period December 31, 2011 to December 31, 2013. The table excludes locations associated with discontinued operations.

Total
Total December 31, 2011	107
Closed/Merged	(3)

Total at December 31, 2012	104
Acquired	16
Start-up	2
Closed/Merged	(1)

Total at December 31, 2013	121

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

For 2013, 2012 and 2011, our revenue mix by payor type for continuing operations was as follows:

	Year Ended December 31,
	2013	2012	2011
State, local and other governmental programs	94.1%	94.9%	93.5%
Commercial	2.0	1.0	1.3
Private duty	3.9	4.1	5.2

	100.0%	100.0%	100.0%

We derive a significant amount of our net service revenues from our operations in Illinois and California, which represented 66% and 6%; 64% and 7% and 58% and 8% of our total net service revenues for the years ended December 31, 2013, 2012 and 2011, respectively.

A significant amount of our net service revenues from continuing operations are derived from one specific payor client, the Illinois Department on Aging, which accounted for 59%, 57% and 51% of our total net service revenues from continuing operations for the years ended December 31, 2013, 2012 and 2011, respectively.

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

In many states there is a need to establish new referral relationships with various managed care plans who are contracting with the states for the management of the state Medicaid programs. We have met with all contracted managed care plans in markets where we serve our clients and are beginning to build those relationships necessary to insure continued referrals of new clients.

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

	Year Ended December 31,
Payor Group	2013	2012	2011
Illinois Department on Aging	58.8%	57.3%	51.2%
Washington Department of Social and Health Services	6.6	6.4	6.7
Riverside County Department of Public Social Services, CA	3.8	3.9	4.5
Nevada Medicaid	3.4	3.9	5.1
Private duty	3.9	4.1	5.2
Commercial insurance	2.0	1.0	1.3
Other federal, state and local payors	21.5	23.4	26.0

Total	100.0%	100.0%	100.0%

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

Riverside County Department of Public Social Services

We provide services pursuant to an agreement with the County of Riverside, California under its In-Home Support Services Program. Under this agreement, we serve consumers referred to us by county-employed social workers in accordance with the term and conditions of a Quality Assurance Work Plan. We provide personal care and other assistance with activities of daily living under this program. All services are reimbursed on an hourly fee for service basis. The current agreement has a one year term beginning July 1, 2013. The County has offered a one year extension beginning July 1, 2014, which is subject to approval by the County department that oversees our agreement.

Our contract relationship with the County of Riverside, California may change before the end of the term of our agreement, including any renewal terms, as the State of California and Riverside County are planning to enter into managed care demonstration plans whereby the services we provide to consumers in the county would become the responsibility of the contracted managed care plans. The transition of consumers to managed care is expected to take place while our agreement with the County of Riverside is in place. We cannot provide assurance that we will be able to contract with managed care plans at rates comparable to our current contract with the County or that all of our consumers would move to managed care or that the managed care plans would continue to utilize our services at the same rate that they are provided today.

Our arrangements with all of our California county payors are not exclusive in nature. Rather, each county is permitted to contract for services from independent providers with a registry of independent providers managed by the county authority. The independent provider programs represent a competitive threat to us but we believe independent providers do not provide the level of management or supervision that the counties, or the individuals receiving services would have if the contract were with us.

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

Private Duty

Our private duty services are provided on an hourly basis. Our rates are established to achieve a pre-determined gross profit margin, and are competitive with those of other local providers. We bill our private duty consumers for services rendered either bi-monthly or monthly, and in certain circumstances we obtain a two-

week deposit from the consumer. Other private duty payors include workers’ compensation programs/insurance, preferred provider organizations and other managed care companies and employers.

Commercial Insurance

Many states are moving the administration of their Medicaid home and community based programs to commercial managed care insurance companies. This transition is in response to federal and state initiatives to address the needs of the dual eligible population and in an overall desire to better manage the costs of the Medicaid long term care programs. Reimbursement from the managed care companies is generally on an hourly, fee for service basis with rates consistent with the individual state funded rates.

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

In an effort to control escalating Medicaid costs, states are increasingly requiring Medicaid beneficiaries to enroll in managed care plans. Under a health reform bill signed into law in January 2012, Illinois set a goal to increase the percentage of Medicaid beneficiaries in Medicaid managed care plans from the then current 8% to 50% by 2015. Under these programs, States are increasingly requiring Medicaid beneficiaries to work with case managers.

Veterans Health Administration

The Veterans Health Administration operates the nation’s largest integrated health care system, with more than 1,800 sites of care, and provides health care benefits, including home and community based services, to eligible military veterans. The Veterans Health Administration provides funding to regional and local offices and facilities that support the in-home care needs of eligible aged and disabled veterans by contracting directly with local in-home care providers, and to the aid and attendance pension, which pays veterans for their otherwise unreimbursed health and long-term care expenses. We currently have relationships and agreements with the Veterans Health Administration to provide home and community based services in Illinois, Arkansas and California.

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

Exposure for Payments Previously Received

As described above under the caption “Business—Overview,” we sold our Home Health Business effective March 1, 2013, pursuant to an Asset Purchase Agreement, dated as of February 7, 2013 (the “Home Health Purchase Agreement”), with LHC Group, Inc. and the Purchasers identified therein. Pursuant to the Home Health Purchase Agreement, we retained a 10% ownership interest in the Home Health Business in California and Illinois. In addition, not included in the sale were four home health agencies in Delaware, Idaho, Indiana and Pennsylvania. The home health agency in Pennsylvania was sold on December 30, 2013 and the agency in Idaho was closed in November 2012 and efforts to sell the Idaho agency were abandoned in December 2013. Because regulatory requirements in Delaware and Indiana require the provision of home and community based services to be provided by a licensed home health agency, we will continue to provide limited home health services reimbursable by Medicare in these agencies in order to maintain these licenses.

While we no longer receive substantial payments from Medicare for home health services, pursuant to the Home Health Purchase Agreement, we are obligated to indemnify the Purchasers for, among other things, (i) penalties, fines, judgments and settlement amounts arising from a violation of certain specified statutes, including the False Claims Act, the Civil Monetary Penalties Law, the federal Anti-Kickback Statute, the Stark Law or any state law equivalent in connection with the operation of the Home Health Business prior to the consummation of the sale (the “Closing”), and (ii) any liability related to the failure of any reimbursement claim submitted to certain government programs for services rendered by the Home Health Business prior to the Closing to meet the requirements of such government programs, or any violation prior to the Closing of any health care laws. Such liabilities include amounts to be recouped by, or repaid to, such government programs as a result of improperly submitted claims for reimbursement or those discovered as a result of audits by investigative agencies. All services that we have provided that have been or may be reimbursed by Medicare are subject to retroactive adjustments and/or total denial of payments received from Medicare under various review and audit provisions included in the program regulations. The review period is generally described as six years from the date the services are provided but could be expanded to ten years under certain circumstances if fraud is found to have existed at the time of original billing. In the event that there are adjustments relating to the period prior to the Closing, we may be required to reimburse the Purchasers for the amount of such adjustments.

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

Employees

The following is a breakdown of our part- and full-time employees, as well as the employees in our National Support Center, as of December 31, 2013:

	Full-time	Part-time	Total
Continuing Operations – Home and Community Based Services	4,221	12,222	16,443
National Support Center	120	22	142

	4,341	12,244	16,585

Our home and community based service aides provide substantially all of our services and comprise approximately 95% of our total workforce. In most cases, our home and community based services aides undergo a criminal background check, and are provided with pre-service training and orientation and an evaluation of their skills. In many cases, home and community based services aides are also required to attend ongoing in-services education. In certain states, our home and community based services aides are required to complete certified training programs and maintain a state certification; however, no state in which we operate requires home and community based services aides to maintain a license similar to that of a nurse or therapist. Approximately 70% of our total employees are represented by labor unions. We maintain strong working relationships with these labor unions. We have a national agreement with the Service Employees International Union (the “SEIU”). Wages and benefits are negotiated at the local level at various times throughout the year.

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

We have developed internally a customized payroll management system. This system has been utilized to calculate and produce our payroll. This software is integrated with Horizon Homecare and other clinical data-management systems, and includes a feature for general ledger population, tax reporting, managing wage assignments and garnishments, on-site check printing, and direct-deposit paychecks. Secure management reports are made available centrally and through our internal reporting module. We have contracted to replace this internal payroll system with an external vendor of a comprehensive HRIS/Payroll system.

We utilize commercial vendors for electronic visit verification pursuant to which our home and community based service aids record their beginning and ending times for services provided through either an interactive voice recognition (IVR) system or cell phone based system. We have supplemented these commercial systems with company developed smart phone applications that allow our homecare aides the ability to communicate with our support center, to request additional work if available, to monitor or change their schedules and to inquire about payroll information.

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

Health Reform Act

The Health Reform Act includes several provisions that may affect reimbursement for our services. The Health Reform Act is broad, sweeping reform, and is subject to change, including through the adoption of related regulations, the way in which its provisions are interpreted and the manner in which it is enforced. Although the Health Reform Act provides for expansion of eligibility for Medicaid enrollment, 21 states, including some in which we do business, have opted not to participate in Medicaid expansion. The Health Reform Act also creates within CMS a Center for Medicare and Medicaid Innovation, or CMMI, to test innovative payment and service delivery systems to reduce program expenditures while maintaining or enhancing quality. Among the issues that are to be addressed by CMMI are: allowing the states to test new models of care for individuals dually eligible for Medicare and Medicaid, supporting “continuing care hospitals” that offer post acute care during the 30 days following discharge, funding home health providers that offer chronic care management services, and establishing pilot programs that bundle acute care hospital services with physician services and post-acute care services, including home health services for patients with certain selected conditions. We may have difficulty negotiating for a fair share of the bundled payment. In addition, we may be unfairly penalized if a consumer is readmitted to the hospital within 30 days of discharge for reasons beyond our control.

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

Applicable Federal and State Laws

Anti-Kickback Laws: The federal government enforces the federal Anti-Kickback Law that prohibits the offer, payment, solicitation or receipt of any remuneration to or from any person or entity to induce or in exchange for the referral of patients covered by federal health care programs such as Medicare and Medicaid. The federal Anti-Kickback Law also prohibits the purchasing, leasing, ordering or arranging for any item, facility or service covered by the government payment programs (or the recommendation thereof) in exchange for such referrals. Many states, including Illinois, Nevada and California also have similar laws proscribing kickbacks, some of which are not limited to services for which government-funded payment may be made. Violations of these provisions are punishable by criminal fines, civil penalties, imprisonment or exclusion from participation in reimbursement programs.

The Stark Law and other Prohibitions on Physician Self-Referral: We may also be affected by the federal law, commonly known as the “Stark Law,” that prohibits physicians from making a referral for health care items or services, including home health services, if they, or their family members, have a financial relationship with the entity receiving the referral unless certain conditions are met. Violations are punishable by civil monetary penalties on both the person making the referral and the provider rendering the service. Such persons or entities are also subject to exclusion from federal and state healthcare programs. We believe our compensation agreements with physicians who served as medical directors in our home health agencies meet the requirements for the personal services exception and that our operations comply with the Stark Law.

Many states, including Illinois, Nevada and California have also enacted statutes similar in scope and purpose to the Stark Law.

Beneficiary Inducement Prohibition: The federal Civil Monetary Penalties Law (“CMPL”) imposes substantial penalties for offering remuneration or other inducements to influence federal health care beneficiaries’ decisions to seek specific governmentally reimbursable items or services, or to choose particular providers. The CMPL also can be used for civil prosecution of the Anti-Kickback Law. Sanctions under the CMPL include substantial financial penalties as well as exclusion from participation in all federal and state health care programs.

The False Claims Act: Under the federal False Claims Act, the government may fine any person, company or corporation that knowingly submits, or participates in submitting, claims for payment to the federal government which are false or fraudulent, or which contain false or misleading information. Any such person or entity that knowingly makes or uses a false record or statement to avoid paying the federal government may also be subject to fines under the False Claims Act. Private parties may initiate whistleblower lawsuits against any person or entity under the False Claims Act in the name of the government and may share in the proceeds of a successful suit. The penalty for violation of the False Claims Act is a minimum of $5,500 and a maximum of $11,000 for each fraudulent claim plus three times the amount of damages caused to the government as a result of each fraudulent claim. A False Claims Act violation may provide the basis for the imposition of administrative penalties as well as exclusion from participation in governmental health care programs, including Medicare and Medicaid. In addition to the False Claims Act, the federal government may use several criminal statutes to prosecute the submission of false or fraudulent claims for payment to the federal government.

Amendments to the False Claims Act in the Health Reform Act provide that a provider must report and return overpayments within 60 days of identifying the overpayment or the claims for the services that generated the overpayments become false claims subject to the False Claims Act. Overpayments include payments for services for which the provider does not have proper documentation.

Many states, including Illinois, Nevada and California have similar false claims statutes that impose additional liability for the types of acts prohibited by the False Claims Act.

Fraud Alerts: From time to time, various federal and state agencies, such as the U.S. Department of Health and Human Services (“DHHS”), issue pronouncements that identify practices that may be subject to heightened scrutiny, as well as practices that may violate fraud and abuse laws. We believe, but cannot assure you, that our operations comply with the principles expressed by the Office of the Inspector General (the “OIG”) in these reports and special fraud alerts.

HIPAA and the HITECH Act: HIPAA privacy regulations contain detailed requirements concerning the use and disclosure of individually identifiable health information by “HIPAA covered entities,” which includes our company. In addition to the privacy requirements, HIPAA covered entities must implement certain security standards to protect the integrity, confidentiality and availability of certain electronic health information. The Health Information Technology for Economic and Clinical Health Act (“HITECH Act”) imposes additional privacy and security requirements on health care providers and on their business associates. Failure to comply with HIPAA or the HITECH Act could result in fines and penalties that could have a material adverse effect on us.

Most states, including Illinois, Nevada and California also have laws that protect the privacy and security of confidential personal information.

Civil Monetary Penalties: The DHHS may impose civil monetary penalties upon any person or entity that presents, or causes to be presented, certain ineligible claims for medical items or services. The amount of penalties varies, depending on the offense, from $2,000 to $50,000 per violation plus treble damages for the amount at issue and exclusion from federal health care programs, including Medicare and Medicaid. In addition, persons who have been excluded from the Medicare or Medicaid program may not retain ownership in a participating entity. Participating entities that permit continued ownership by excluded individuals, that contract with excluded individuals, and the excluded individuals themselves, may be penalized. Penalties are also applicable in certain other cases, including violations of the federal Anti-Kickback Law, payments to limit certain patient services and improper execution of statements of medical necessity.

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

Pursuant to the Tax Relief and Health Care Act of 2006, the DHHS created a permanent and national recovery audit program to identify improper Medicare payments made on claims of health care services provided to Medicare beneficiaries. The program uses recovery audit contractors, or RACs, to identify the improper Medicare payments and protect the Medicare Trust Fund from fraud, waste and abuse. Since the start of the program, RACs have identified more then $4.8 billion in improper payments. RACs are paid a contingent fee based on the improper payments identified. CMS also instituted Zone Program Integrity Contracts (“ZPICs”) for additional audit of Medicare providers, including home health agencies.

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

Changes to Medicaid, Medicaid waiver or other state and local medical and social programs could adversely affect our client caseload, units of service, net service revenues, gross profit and profitability.

For the year ended December 31, 2013, we derived approximately 94% of our net service revenues from continuing operations from agreements that are directly or indirectly paid for by state and local governmental agencies, such as Medicaid funded programs and Medicaid waiver programs. Governmental agencies generally condition their agreements with us upon a sufficient budgetary appropriation. If a governmental agency does not receive an appropriation sufficient to cover its contractual obligations with us, it may terminate an agreement or defer or reduce the amount of the reimbursement we receive. Almost all the states in which we operate are facing budgetary shortfalls due to the current economic downturn and the rising costs of health care, and as a result, have made, are considering or may consider making changes in their Medicaid, Medicaid waiver or other state and local medical and social programs. The Deficit Reduction Act of 2005 permits states to make benefit cuts to their Medicaid programs, which could affect the services for which states contract with us. Changes that states have made or may consider making to address their budget deficits include:

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

Certain of these measures have been implemented by, or are proposed in, states in which we operate. For example, California has considered a number of proposals, including potential changes in eligibility standards or hours utilization and Illinois has delayed payments to providers. In 2013, we derived approximately 66% of our total net service revenues from continuing operations from services provided in Illinois, 6% of our total net service revenues from continuing operations from services provided in California and 7% of our total net service revenues from continuing operations from services provided in Washington. Because a substantial portion of our business is concentrated in these states, any significant reduction in expenditures that pay for our services in these states and other states in which we do business may have a disproportionately negative impact on our future operating results. Provisions in the Health Reform Act increase eligibility for Medicaid, which may cause a reallocation of Medicaid funding. It is difficult to predict at this time what the effect of these changes would be on our business. If changes in Medicaid policy result in a reduction in available funds for the services we offer, our net service revenues could be negatively impacted.

Under the Health Reform Act, the federal medical assistance percentage (the “FMAP”) paid by the federal government to states that elect to provide Medicaid coverage to low income adults who were previously ineligible for Medicaid is 100% for calendar years 2014-2016 and gradually decreases to 90% in 2020 and thereafter. Not all states in which we do business may elect to provide coverage to newly eligible individuals. We are not able at this time to determine the impact that these changes will have on our business.

In March 2013, the federal government implemented certain budgetary restrictions, commonly known as sequestration. Although Medicaid is exempt from these automatic cuts, sequestration remains in place and could negatively impact reimbursement or authorizations for services under our federal or state contracts.

A number of states have initiated efforts to combat Medicaid fraud and overpayments. If the number of Medicaid applicants or recipients is significantly reduced as a result of these efforts, the number of consumers we serve could be reduced, which could negatively affect our business and results of operations.

State efforts to transition their home and community based programs to being administered by managed care plans could adversely affect our net service revenues and our profitability.

Under the Health Reform Act, states are encouraged to integrate the state managed Medicaid home and community based programs with managed Medicare programs. The objective of these initiatives is to enhance the coordination of benefits between the two programs and to lower overall costs.

Nationally, 34 states have initiated, or plan to initiate, efforts to pursue these programs, including 15 of the 21 states in which we provide services. However, the timing for implementation of these demonstration projects are unknown at this time. In addition, the final regulations implementing these programs modify the requirements and definitions around home and community-based settings. We cannot assure you that: we will be able to secure favorable contracts with all or some of the managed care organizations; our reimbursement under these programs will remain at current levels; that the authorizations for services will remain at current levels or that our profitability will remain at levels consistent with past performance. If states in which we provide services transition their home and community based programs to managed care plans and we are not able to participate through contracts with managed care organization or otherwise, we could lose revenue generated in those states, even in states in which we currently have contracts to provide home and community based services.

The implementation of Accountable Care Organizations (ACOs) may limit our ability to increase our market share and could adversely affect our revenues.

CMS published final ACO regulations in October 2011, which established a shared savings program to facilitate coordination and cooperation among providers to improve the quality of care for Medicare fee-for-service beneficiaries and reduce unnecessary costs. These programs are focused on efforts by hospitals and physician groups to organize the medical providers and are not directed toward home and community based service providers. If we are not included in development of these programs, or if the ACOs establish similar services to include home and community based programs for their participants, we are at risk for losing market share and for a loss of our current business. Other cost savings initiatives may be presented by the government and commercial payors to control costs and reduce hospital admissions / readmissions in which we could be financially at risk. We cannot predict at this time what effect ACOs or like organizations may have on our company.

Efforts to reduce the costs of the Illinois Department on Aging program could adversely affect our service revenues and profitability.

In 2013, we derived approximately 58.8% of our revenue from continuing operations from the Illinois Department on Aging programs. Since 2011 the State of Illinois has undertaken a number of initiatives to reduce the costs of the Illinois Department on Aging program, such as the mandated utilization of an electronic visit verification (EVV) system by all providers. It is difficult to ascertain what impact, if any, these initiatives will have on our business. If they impact the number of hours authorized or services provided to existing consumers, they would adversely affect our service revenues and profitability.

Delays in reimbursement due to state budget deficits or otherwise have decreased, and may in the future further decrease, our liquidity.

There is generally a delay between the time that we provide services and the time that we receive reimbursement or payment for these services. The majority of the 21 states in which we operate are operating with budget deficits for their current fiscal year. These and other states may in the future delay reimbursement, which would adversely affect our liquidity. Specifically, the State of Illinois is currently reimbursing us on a delayed basis, including with respect to our agreements with the Illinois Department on Aging, our largest payor. Our reimbursements from the State of Illinois could be further delayed. In addition, from time to time, procedural issues require us to resubmit claims before payment is remitted, which contributes to our aged receivables. Additionally, unanticipated delays in receiving reimbursement from state programs due to changes in their policies or billing or audit procedures may adversely impact our liquidity and working capital. Because we fund our operations primarily through the collection of accounts receivable, any delays in reimbursement would result in the need to increase borrowings under our credit facility.

Our revenue may be negatively impacted by a failure to appropriately document services, resulting delays in reimbursement and related indemnification obligations.

Reimbursement to us is conditioned upon providing the correct administrative and billing codes and properly documenting the services themselves, including the level of service provided, and the necessity for the services. If incorrect or incomplete documentation is provided or inaccurate reimbursement codes are utilized, this could result in nonpayment for services rendered and could lead to allegations of billing fraud. This could subsequently lead to civil and criminal penalties, including exclusion from government healthcare programs, such as Medicare and Medicaid. In addition, third-party payors may disallow, in whole or in part, requests for reimbursement based on determinations that certain amounts are not covered, services provided were not medically necessary, or supporting documentation was not adequate. Pursuant to the Home Health Purchase Agreement, we are obligated to indemnify the Purchasers for, among other things, (i) penalties, fines, judgments and settlement amounts arising from a violation of certain specified statutes, including the False Claims Act, the Civil Monetary Penalties Law, the federal Anti-Kickback Statute, the Stark Law or any state law equivalent in connection with the operation of the Home Health Business prior to the Closing, and (ii) any liability related to the failure of any reimbursement claim submitted to certain government programs for services rendered by the Home Health Business prior to the Closing to meet the requirements of such government programs, or any violation prior to the Closing of any health care laws. Such liabilities include amounts to be recouped by, or repaid to, such government programs as a result of improperly submitted claims for reimbursement or those discovered as a result of audits by investigative agencies. All services that we have provided that have been or may be reimbursed by Medicare are subject to retroactive adjustments and/or total denial of payments received from Medicare under various review and audit provisions included in the program regulations. The review period is generally described as six years from the date the services are provided but could be expanded to ten years under certain circumstances if fraud is found to have existed at the time of original billing. In the event that there are adjustments relating to the period prior to the Closing, we may be required to reimburse the Purchasers or the government for the amount of such adjustments, which could adversely affect our business and financial condition. In addition, timing delays may cause working capital shortages. Working capital management, including prompt and diligent billing and collection, is an important factor in achieving our financial results and maintaining liquidity. It is possible that documentation support, system problems, provider issues or industry trends may extend our collection period, which may materially adversely affect our working capital, and our working capital management procedures may not successfully mitigate this risk.

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

In 2013, we derived approximately 58.8% of our net service revenues from continuing operations under agreements with the Illinois Department on Aging, 6.6% of our net service revenues from continuing operations under an agreement with Washington, 3.4% of our net service revenues from continuing operations under an agreement with Nevada Medicaid and 3.8% of our net service revenues from continuing operations under an agreement with the Riverside County (California) Department of Public Social Services. Each of our agreements is generally in effect for a specific term. For example, the services we provide to the Illinois Department on Aging are provided under a number of agreements that expire at various times through 2015, while our agreement with the Riverside County Department of Public Social Services is reevaluated and subject to renewal annually. In addition, our relationship with Riverside County may change before the end of the term of our agreement, including any renewal terms, as the State of California and Riverside County are planning to enter into managed care demonstration plans whereby the services we provide to consumers in the county would become the responsibility of the contracted managed care plans. Even though our agreements are stated to be for a specific term, they are generally terminable by the counterparty upon 60 days’ notice. Our ability to renew or retain our agreements depends on our quality of service and reputation, as well as other factors over which we have little or no control, such as state appropriations and changes in provider eligibility requirements. Additionally, failure to satisfy any of the numerous technical renewal requirements in connection with our proposals for agreements could result in a proposal being rejected even if it contains favorable pricing terms. Failure to obtain, renew or retain agreements with major payors may negatively impact our results of operations and revenue. We can give no assurance these agreements will be renewed on commercially reasonable terms or at all.

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

There are limited barriers to entry in providing home-based social and medical services, and the trend has been for states to eliminate many of the barriers that historically existed. For example, Illinois changed the way in which it procures home and community based service providers in 2009, allowing all providers that are willing and capable to obtain state approval and provide services. This may increase competition in that state, and because we derived approximately 66% of our net service revenues from continuing operations from services provided in Illinois in 2013, this increased competition could negatively impact our business.

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

The federal government and the states in which we operate regulate our industry extensively. The laws and regulations governing our operations, along with the terms of participation in various government programs, impose certain requirements on the way in which we do business, the services we offer, and our interactions with consumers and the public. These requirements include matters related to:

•	licensure and certification;

•	adequacy and quality of services;

•	qualifications and training of personnel;

•	confidentiality, maintenance and security issues associated with medical records and claims processing;

•	the use and disclosure of protected health information;

•	relationships with physicians and other referral sources;

•	operating policies and procedures;

•	addition of facilities and services; and

•	billing for services.

These laws and regulations, including the Health Reform Act, and their interpretations, are subject to frequent change. These changes could reduce our profitability by increasing our liability, increasing our administrative and other costs, increasing or decreasing mandated services, forcing us to restructure our relationships with referral sources and providers or requiring us to implement additional or different programs and systems. Failure to comply could lead to the termination of rights to participate in federal and state-sponsored programs, the suspension or revocation of licenses and other civil and criminal penalties and a delay in our ability to bill and collect for services provided. We cannot assure you that the provisions described above will not adversely impact our business, results of operations or financial results. Further, we may be unable to mitigate any adverse effects resulting from the Health Reform Act.

The Health Reform Act amended the False Claims Act to provide that a provider must report and return overpayments within 60 days of identifying the overpayment or the claims for the services that generated the overpayments become false claims subject to the False Claims Act. Overpayments include payments for services for which the provider does not have proper documentation. If we were to identify documentation failures that could not be corrected we could be required to return payments received for those claims within the mandated 60-day time period. If we fail to identify and return overpayments within the required 60-day period we could be subject to suits under the False Claims Act by the government or relators (whistleblowers). Any of these could have a material adverse impact on our business and operations. During an internal evaluation of billing processes, we discovered documentation errors in a number of claims that we had submitted to Medicare and consistent with applicable law, in March 2014, we voluntarily remitted approximately $1.8 million to the government. See Note 7 to the Consolidated Financial Statements, Details of Certain Balance Sheet Accounts, included elsewhere herein for more information.

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

We are subject to various federal and state regulations and laws, including Anti-kickback laws, the Stark Law, the False Claims Act, Fraud Alerts, HIPPA and the HITECH Act as described in the Section “Government Regulation” discussed elsewhere in this document. Failure to comply to these regulations or violations to these laws could lead to fines and exclusions or other sanctions that could have a material effect on our business.

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

Under the Health Reform Act, beginning in 2015, if we continue to provide a medical plan, we will be required to provide a minimum level of coverage for 70 percent of our full-time employees or be subject to an annual penalty. Many of our employees are not provided any medical coverage. If we determine that we will provide medical coverage for these employees, the costs could be material and have a significant effect on our profitability.

In September 2013, the United States Department of Labor announced the adoption of a rule that extended the minimum wage and overtime pay requirements of federal law to most direct care workers, such as home health aides, personal care aides and certified nursing assistants. These employees have been exempt from federal wage laws since 1974. The new rule will take effect on January 1, 2015. A number of states already require that direct care workers receive state-mandated minimum wage and/or overtime pay. Opponents say that the new protections will make in-home care more expensive for government programs such as Medicaid that pay for such services, and that the new rule could result in a reduction in covered services. We are currently evaluating the effect of the new rule on our operations.

We are subject to reviews, compliance audits and investigations that could result in adverse findings that negatively affect our net service revenues and profitability.

As a result of our participation in Medicaid, Medicaid waiver, Medicare programs, Veterans Health Administration programs and other state and local governmental programs, and pursuant to certain of our contractual relationships, we are subject to various reviews, audits and investigations by governmental authorities and other third parties to verify our compliance with these programs and agreements as well as applicable laws, regulations and conditions of participation. Pursuant to the Home Health Purchase Agreement, we are obligated to indemnify the Purchasers for, among other things, (i) penalties, fines, judgments and settlement amounts arising from a violation of certain specified statutes, including the False Claims Act, the Civil Monetary Penalties Law, the federal Anti-Kickback Statute, the Stark Law or any state law equivalent in connection with the operation of the Home Health Business prior to the Closing, and (ii) any liability related to the failure of any reimbursement claim submitted to certain government programs for services rendered by the Home Health Business prior to the Closing to meet the requirements of such government programs, or any violation prior to the Closing of any health care laws. Such liabilities include amounts to be recouped by, or repaid to, such government programs as a result of improperly submitted claims for reimbursement or those discovered as a result of audits by investigative agencies. All services that we have provided that have been or may be reimbursed by Medicare are subject to retroactive adjustments and/or total denial of payments received from Medicare under various review and audit provisions included in the program regulations. The review period is generally described as six years from the date the services are provided but could be expanded to ten years under certain circumstances if fraud is found to have existed at the time of original billing. In the event that there are adjustments relating to the period prior to the Closing, we may be required to reimburse the Purchasers for the amount of such adjustments, which could adversely affect our business and financial condition. Payments we receive in respect of Medicaid and Medicare can be retroactively adjusted after a new examination during the claims settlement process or as a result of pre- or post-payment audits. Federal, state and local government payors may disallow our requests for reimbursement based on determinations that certain costs are not reimbursable because proper documentation was not provided or because certain services were not covered or deemed necessary. In addition, other third-party payors may reserve rights to conduct audits and make reimbursement adjustments in connection with or exclusive of audit activities. Significant adjustments as a result of these audits could adversely affect our revenues and profitability.

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

At December 31, 2013 and December 31, 2012, we had cash balances of $15.6 million and $1.7 million, respectively. As of December 31, 2013, we had no outstanding debt on our credit facility. After giving effect to the amount drawn on our credit facility, approximately $12.4 million of outstanding letters of credit and borrowing limits based on an advanced multiple of adjusted EBITDA, we had $42.6 million available for borrowing under the credit facility as of December 31, 2013. Since our credit facility provides for borrowings based on a multiple of an EBITDA ratio, any declines experienced in our EBITDA would result in a decrease in our available borrowings under our credit facility.

We cannot predict the timing, size and success of our acquisition efforts, our efforts to expand into new geographic regions or the associated capital commitments. If we do not have sufficient cash resources or availability under our credit facility, our growth could be limited unless we obtain additional equity or debt financing. In the future, we may elect to issue additional equity securities in conjunction with raising capital, completing an acquisition or expanding into a new geographic region. Such issuances would be dilutive to existing shareholders. In addition, our credit facility prohibits us from consummating more than three acquisitions in any calendar year, and, in any event, does not permit the purchase price for any one acquisition to exceed $500,000, in each case without the consent of the lenders. The consideration we paid in connection with 11 of the 14 acquisitions we completed exceeded $500,000. In addition, our credit facility requires, among other things, that we are in pro forma compliance with the financial covenants set forth therein and that no event of default exists before and after giving effect to any proposed acquisition. Our ability to expand in a manner consistent with historic practices may be limited if we are unable to obtain such consent from our lenders.

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

As a result of the indemnification provisions of the Home Health Purchase Agreement pursuant to which we sold the Home Health Business, we have agreed to indemnify the Purchasers for, among other things, (i) penalties, fines, judgments and settlement amounts arising from a violation of certain specified statutes, including the False Claims Act, the Civil Monetary Penalties Law, the federal Anti-Kickback Statute, the Stark Law or any state law equivalent in connection with the operation of the Home Health Business prior to the Closing, and (ii) any liability related to the failure of any reimbursement claim submitted to certain government programs for services rendered by the Home Health Business prior to the Closing to meet the requirements of such government programs, or any violation prior to the Closing of any health care laws. Such liabilities include amounts to be recouped by, or repaid to, such government programs as a result of improperly submitted claims for reimbursement or those discovered as a result of audits by investigative agencies. All services that we have provided that have been or may be reimbursed by Medicare are subject to retroactive adjustments and/or total denial of payments received from Medicare under various review and audit provisions included in the program regulations. The review period is generally described as six years from the date the services are provided but could be expanded to ten years under certain circumstances if fraud is found to have existed at the time of original billing. In the event that there are adjustments relating to the period prior to the Closing, we may be required to reimburse the Purchasers for the amount of such adjustments, which could adversely affect our business and financial condition.

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

We are subject to a risk of work stoppages and other labor relations matters because our hourly workforce is highly unionized. As of December 31, 2013, approximately 70% of our hourly workforce was represented by two national unions, including the Service Employees International Union, which is our largest union. We have a national agreement with the SEIU. Wages and benefits are negotiated at the local level at various times throughout the year. These negotiations are often initiated when we receive increases in our hourly rates from various state agencies. Upon expiration of these collective bargaining agreements, we may not be able to negotiate labor agreements on satisfactory terms with these labor unions. A strike, work stoppage or other slowdown could result in a disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business. Labor costs are the most significant component of our total expenditures and, therefore, an increase in the cost of labor could significantly harm our business.

Our operations subject us to risk of litigation.

Operating in the home and community based services industry exposes us to an inherent risk of wrongful death, personal injury, professional malpractice and other potential claims or litigation brought by our consumers and employees. Because we operate in this industry, from time to time, we are subject to claims alleging that we did not properly treat or care for a consumer that we failed to follow internal or external procedures that resulted in death or harm to a consumer or that our employees mistreated our consumers, resulting in death or harm. We are also subject to claims arising out of accidents involving vehicle collisions brought by consumers whom we are transporting or from employees driving to or from home visits. We operate five adult day centers which provide transportation for our elderly and disabled consumers. Each of our vehicles transports 7 to 14 passengers to and from our locations. The concentration of consumers in one vehicle increases the risk of larger claims being brought against us in the event of an accident.

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

Inclement weather may prevent our employees from providing authorized services. We are not paid for authorized services that are not delivered due to these weather events. Furthermore, prolonged inclement weather or the occurrence of natural disasters in the markets in which we operate could disrupt our relationships with consumers, employees and referral sources located in affected areas and, in the case of our corporate office, our ability to provide administrative support services, including billing and collection services. For example, our corporate headquarters and a number of our agencies are located in the Midwestern United States and California, increasing our exposure to blizzards and other major snowstorms, ice storms, tornados, flooding and earthquakes. Severe weather experienced during January and February of 2014 may negatively impact revenues in the first quarter of 2014. Future inclement weather or natural disasters may adversely affect our business and consolidated financial condition, results of operations and cash flows.

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

We also depend upon a proprietary payroll management system that includes a feature for general ledger population, tax reporting, managing wage assignments and garnishments, on-site check printing, and direct-deposit paychecks. If we experience a reduction or interruption in the performance, reliability or availability of our information systems, or fail to restore our information systems after such a reduction or interruption, our operations and ability to produce timely and accurate reports could be adversely affected. The operation of this system is dependent on the knowledge and talents of a limited number of company employees. Should these individuals terminate their employment, our ability to adequately support or maintain the system could be materially affected. We expect to replace our proprietary payroll system with a new system provided by an outside vendor during 2014. If we experience any disruptions in service during the transition to the outside vendor, our ability to produce timely and accurate reports could be adversely affected.

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

We agreed, as a condition to receiving our lender’s consent to the sale of the Home Health Business, to renegotiate the terms of our current credit facility, including a potential reduction in the amount of the maximum revolving loan limit and commitment. We are in the process of renegotiating our credit facility and there can be no assurances that we will be able to obtain financing on terms that are as favorable as our current credit facility. This could result in a reduction of our available credit or increases to our costs. These changes along with the restrictions in our current credit facility could impose significant operating and financial restrictions on our ability to take actions that may be in our best interests.

Our current principal stockholders have significant influence over us, and they could delay, deter or prevent a change of control or other business combination or otherwise cause us to take action with which you might not agree.

Eos Capital Partners III, L.P. and Eos Partners SBIC III, L.P., or the Eos Funds, together beneficially own approximately 36.9% of our outstanding common stock as of December 31, 2013. As a result, the Eos Funds have the ability to significantly influence all matters submitted to our stockholders for approval, including:

•	changes to the composition of our board of directors, which has the authority to direct our business and appoint and remove our officers;

•	proposed mergers, consolidations or other business combinations; and

•	amendments to our certificate of incorporation and bylaws which govern the rights attached to our shares of common stock.

In addition, one of our directors is affiliated with the Eos Funds.

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

Goodwill and intangible assets with finite lives represent a significant portion of our assets. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill has been impaired. If as part of our annual review of goodwill and intangibles, we were required to write down all or a significant part of our goodwill and/or intangible assets, our net earnings and net worth could be materially adversely affected, which could affect our flexibility to obtain additional financing. In addition, if our assumptions used in preparing our valuations of our reporting units for purposes of impairment testing differ materially from actual future results, we may record impairment charges in the future and our financial results may be materially adversely affected. We had $60.0 million of goodwill and $8.8 million of intangible assets recorded on our consolidated balance sheet at December 31, 2013.

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

•

we have a small base of registered shares of common stock consisting of the 5.4 million shares we issued in our initial public offering (“IPO”), which represents approximately 49.5% of our total common shares outstanding, that could result in significant stock price movements upward or downward based on low levels of trading volume in our common stock;

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

Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires our management to report on, and requires our independent registered public accounting firm to attest to, the effectiveness of our internal controls over financial reporting. Compliance with SEC regulations adopted pursuant to Section 404 of the Sarbanes Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting. Compliance with Section 404 of the Sarbanes-Oxley Act has increased our legal and financial compliance costs making some activities more difficult, time-consuming or costly and may also place strain on our personnel, systems and resources.

Compliance with public reporting and Sarbanes-Oxley Act requirements requires us to continually evaluate the adequacy of, and in some cases expand our compliance, accounting and finance staff. As a result of our increased stock price and overall market value as of the end of the second quarter of 2013, we became subject to the requirements of Section 404 of Sarbanes Oxley. Accordingly, we are now required to have an audit of our internal controls over financial reporting. We believe that material weaknesses in internal controls over financial reporting existed as of December 31, 2013, principally related to general controls over our information technology, including user access and change management activities and to overall controls related to our payroll system and related processes. We will engage an expert consultant to assist in enhancing the controls over our information technology; in addition, we have selected the vendor for a new payroll system that will address the control issues in that area and will engage an expert consultant to assist in the implementation. Implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers and employees, entail substantial costs to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. Moreover, if we fail to satisfy the requirements of Section 404 on a timely basis, we could be subject to regulatory scrutiny and sanctions, our ability to raise capital could be impaired, investors may lose confidence in the accuracy and completeness of our financial reports and our stock price could be adversely affected.

Compliance with changing regulations including specific program compliance, corporate governance and public disclosure will result in additional expenses and pose challenges for our management team.

The state agencies that contract for our services require our compliance with various rules and regulations affecting the services we provide. We have a compliance officer who monitors and reports on our efforts for achieving the desired results. State agencies are recommending increased rules and regulations in an effort to control the growth of these programs and their overall costs. The implementation of these changes may require the Company to increase their efforts to remain compliant, may reduce the authorizations for services to be provided, may result in certain consumers no longer being eligible for our services all of which may result in lower revenues and increased costs, reducing our operating performance and profitability. If we continue to serve our consumers without addressing these increased regulations we are at risk for non-compliance with program requirements and potential penalties.

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

The availability of funds under the revolving credit portion of our credit facility is based on the lesser of (i) the product of adjusted EBITDA, as defined, for the most recent 12-month period multiplied by the specified advance multiple, up to 3.25, less the outstanding senior indebtedness and letters of credit or (ii) $55.0 million less the outstanding revolving loans and letters of credit. As of December 31, 2013 our total availability under our credit facility was $42.4 million.

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

We do not own any real property. As of December 31, 2013, we operated at 122 leased properties including our National Support Center. Home and community based services are operated out of 121 of these facilities. As part of the sale of the Home Health Business, a portion of 13 of the facilities were subleased to the Purchasers. We lease approximately 27,000 square feet of an office building in Palatine, Illinois, which serves as our corporate headquarters, from a former member of our board of directors and the former Chairman of Addus HealthCare. We have entered into a new lease for approximately 59,000 square feet of an office building located in Downers Grove, IL to become our new corporate headquarters. We will assume occupancy in May of 2014 at which time our arrangement with the former board member and Chairman of Addus HealthCare will terminate.

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

	High	Low
2013
Fourth Quarter	$32.40	$21.13
Third Quarter	29.94	17.62
Second Quarter	20.72	11.17
First Quarter	14.07	7.12

2012
Fourth Quarter	$7.49	$5.25
Third Quarter	5.38	4.29
Second Quarter	5.30	3.67
First Quarter	5.05	3.21

Holders

As of December 31, 2013, 46.4% of our shares were held by Company insiders. An additional 23.9% of the stock was held by 10 institutional investors. We cannot estimate the total number of holders of the shares of our company.

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

Equity Compensation Plan

The following table presents securities authorized for issuance under our equity compensation plans at December 31, 2013.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column) (3)
Equity Compensation Plans Approved by Security Holders	717,588	$8.80	1,681,750
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	717,588	$8.80	1,681,750

(1)	Includes both grants of stock options and unvested share awards.

(2)	Includes weighted-average exercise price of outstanding stock options only.

(3)	Represents shares of common stock that may be issued pursuant to our 2006 stock incentive plan (the “2006 Plan”) or our 2009 stock incentive plan (the “2009 Plan”). We do not plan on issuing any further grants under the 2006 Plan. There are 852,791 shares of common stock that may be issued pursuant to the 2009 Plan.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial information derived from our consolidated financial statements for the periods and at the dates indicated. The information is qualified in its entirety by and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net service revenues (1)	$265,941	$244,315	$230,105	$230,099	$219,921
Cost of service revenues	198,202	180,264	168,632	170,376	162,734

Gross profit	67,739	64,051	61,473	59,723	57,187
General and administrative expenses (4)	50,118	46,362	45,858	47,042	45,137
Revaluation of contingent consideration (6)	—	—	(469)	5,011	—
Gain on sale of agency	—	(495)	—	—	—
Depreciation and amortization	2,160	2,521	3,167	3,408	4,144

Total operating expenses	52,278	48,388	48,556	50,450	49,281

Operating income from continuing operations	15,461	15,663	12,917	9,273	7,906
Interest income (7)	(188)	(155)	(2,263)	(155)	—
Interest expense (2)	674	1,723	2,524	3,159	6,773

Total interest expense, net	486	1,568	261	3,004	6,773

Income from continuing operations before income taxes	14,975	14,095	12,656	6,269	1,133
Income tax expense (benefit)	3,812	4,807	4,244	1,902	(94)

Net income from continuing operations	11,163	9,288	8,412	4,367	1,227
Less: Preferred stock dividends, undeclared subject to payment upon conversion; declared and converted in November 2009	—	—	—	—	(5,387)

Net income (loss) from continuing operations attributable to common shareholders	11,163	9,288	8,412	4,367	(4,160)

Discontinued Operations
Net income (loss) from home health business (5)	(980)	(1,653)	(10,393)	1,661	2,375
Gain on sale of home health business, net of tax	8,962	—	—	—	—

Income (losses) from discontinued operations	7,982	(1,653)	(10,393)	1,661	2,375

Net income (loss)	$19,145	$7,635	$(1,981)	$6,028	$(1,785)

Basic income (loss) per common share:
Continuing operations	$1.03	$0.86	$0.78	$0.41	$(1.54)
Discontinued operations	0.74	(0.15)	(0.96)	0.16	0.88

Basic income (loss) per common share:	$1.77	$0.71	$(0.18)	$0.57	$(0.66)

Diluted income (loss) per common share:
Continuing operations	$1.01	$0.86	$0.78	$0.41	$(1.54)
Discontinued operations	0.72	(0.15)	(0.96)	0.16	0.88

Diluted income (loss) per common share:	$1.73	$0.71	$(0.18)	$0.57	$(0.66)

Weighted average number of common shares and potential common shares outstanding:
Basic	10,826	10,764	10,752	10,604	2,707
Diluted	11,075	10,784	10,752	10,606	2,707

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
Key Metrics:
General:
Adjusted EBITDA (in thousands) (3)	$18,136	$18,525	$16,415	$12,936	$12,347
States served at period end	21	19	19	19	16
Locations at period end	121	96	96	107	101
Employees at period end	16,585	13,836	12,463	11,716	10,940
Operational Data:
Average billable census	26,802	25,104	23,877	23,743	22,768
Billable hours (in thousands)	15,621	14,388	13,504	13,599	13,377
Average billable hours per census per month	49	48	47	48	49
Billable hours per business day	59,850	55,126	51,938	52,103	51,253
Revenues per billable hour	$17.02	$16.98	$17.04	$16.92	$16.44

Percentage of Revenues by Payor:
State, local or other governmental	94%	95%	94%	93%	94%
Commercial	2	1	1	1	1
Private duty	4	4	5	6	5

	December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash	$15,565	$1,737	$2,020	$816	$518
Accounts receivable, net of allowances	61,354	71,303	72,368	70,954	70,491
Goodwill and intangibles	68,788	56,906	58,739	77,500	72,564
Total assets	163,934	149,857	154,692	166,924	161,315
Total debt	—	16,458	31,527	45,185	49,239
Stockholders’ equity	113,856	94,417	86,441	88,091	80,567

(1)	Acquisitions completed in 2013 accounted for $1.7 million of growth in net service revenues from continuing operations for the year ended December 31, 2013. Acquisitions completed in 2010 included in 2011 accounted for $4.9 million of growth in net service revenues from continuing operations for the year ended December 31, 2011 compared to the year ended December 31, 2010, and included $4.6 million of growth in net service revenues from continuing operations for the year ended December 31, 2010 compared to the year ended December 31, 2009.

(2)	During 2009 we incurred one-time charges relating to our IPO which included $1.2 million of separation costs related to the former Chairman of Addus HealthCare which was charged to general and administrative expenses; a charge to interest expense pursuant to a contingent payment agreement in which an amount equal to $12.7 million was paid upon the completion of our IPO, of which $1.8 million was deemed interest expense; and the write-off of $0.8 million in unamortized debt issuance costs relating to our former credit facility that was charged to interest expense.

(3)	We define Adjusted EBITDA as earnings before discontinued operations, interest expense, taxes, depreciation, amortization, stock-based compensation expense and preferred dividends. Adjusted EBITDA is a performance measure used by management that is not calculated in accordance with generally accepted accounting principles in the United States (GAAP). It should not be considered in isolation or as a substitute for net income, operating income or any other measure of financial performance calculated in accordance with GAAP.

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

•

We adopted ASC Topic 718 “Share-Based Payment,” on September 19, 2006, the effective date of our 2006 Stock Incentive Plan (the “2006 Plan”), and recorded stock-based compensation expense of $0.5 million for the year ended December 31, 2013 and $0.3 million per year for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, respectively. By comparing our Adjusted EBITDA in different periods, our investors can evaluate our operating results without stock-based compensation expense, which is a non-cash expense that is not a key measure of our operations.

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

The following table sets forth a reconciliation of net income, the most directly comparable GAAP measure, to Adjusted EBITDA

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Reconciliation of Adjusted EBITDA to net income (loss):
Net income (loss)	$19,145	$7,635	$(1,981)	$6,028	$(1,785)
Less: (Earnings) loss from discontinued operations, net of tax	(7,982)	1,653	10,393	(1,661)	(2,375)

Net income from continuing operations	11,163	9,288	8,412	4,367	(4,160)
Preferred stock dividends	—	—	—	—	5,387
Interest expense, net	486	1,568	261	3,004	6,773
Income tax expense (benefit) from continuing operations	3,812	4,807	4,244	1,902	(94)
Depreciation and amortization	2,160	2,521	3,167	3,408	4,144
Stock-based compensation expense	515	341	331	255	297

Adjusted EBITDA (1)	$18,136	$18,525	$16,415	$12,936	$12,347

(1)	The selected historical consolidated statements of operations data for the fiscal years ended December 31, 2013, 2012, 2011 and 2010 and the balance sheet data as of December 31, 2013 and 2012, were derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated statements of operations data for the year ended December 31, 2009 and the balance sheet data as of December 31, 2009 were derived from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

(4)	Adjusted EBITDA for 2009 includes a $1.2 million charge related to the separation agreement with the former Chairman of Addus HealthCare.

(5)	During December 2012, in anticipation of the sale of the Home Health Business we reported the operating results of our Home Health Business as discontinued operations. On February 7, 2013, we entered into the Home Health Purchase Agreement with the Purchasers. In 2011, we determined that all of the $16.0 million allocated to goodwill and intangible assets for our home health reportable unit was impaired and recorded an impairment loss of $16.0 million.

(6)	Adjusted EBITDA for 2011 includes a $0.5 million non-cash gain for the revaluation of contingent consideration originally estimated for the purchase of assets from Advantage.

(7)	Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received. We recorded prompt payment interest income of $0.2 million, $0.2 million, $2.3 million and $0.2 million in the years ended December 31, 2013, 2012, 2011 and 2010, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a comprehensive provider of home and community based services, which are primarily social in nature and are provided in the home, focused on the dual eligible population. Our services include personal care and assistance with activities of daily living, and adult day care. Our consumers are individuals with special needs who are at risk of hospitalization or institutionalization, such as the elderly, chronically ill and disabled. Our payor clients include federal, state and local governmental agencies, commercial insurers and private individuals. We provide services through over 121 locations across 21 states to over 26,000 consumers.

Effective March 1, 2013, we sold substantially all of the assets used in our Home Health Business in Arkansas, Nevada and South Carolina, and 90% of the Home Health Business in California and Illinois, to the Purchasers for a cash purchase price of approximately $20 million. We retained a 10% ownership interest in the Home Health Business in California and Illinois. The assets sold included 19 home health agencies and two hospice agencies in five states. On December 30, 2013 we sold one home health agency in Pennsylvania for $0.2 million. In November 2012, we ceased operations in a home health agency located in Idaho and abandoned efforts to sell this location in December 2013. Through our former home health agencies, we previously provided physical, occupational and speech therapy, as well as skilled nursing services, to pediatric, adult infirm and elderly patients. The results of the Home Health Business sold or held for sale are reflected as discontinued operations for all periods presented herein. Continuing operations include the results of operations previously included in our home & community segment and three agencies previously included in our home health segment. Following the sale of the Home Health Business, we manage and internally report our business in one segment.

We believe the sale of the Home Health Business substantially positions us for future growth. The sale allows us to focus both management and financial resources to address changes in the home and community based services industry and to address the needs of managed care organizations as they become responsible for the state sponsored programs. We have improved our financial performance by lowering our administrative costs and concentrating our efforts on the business that is growing and providing all of our profitability and disposing of the business that was unprofitable. We have improved our overall financial position by eliminating our debt and adding substantial amounts in cash reserves to our balance sheet.

A summary of our results for 2013, 2012 and 2011 are provided in the table below:

	2013	2012	2011
Net service revenues – continuing operations	$265,941	$244,315	$230,105
Net service revenues – discontinued operations	6,462	38,822	42,995

Net income from continuing operations	11,163	9,288	8,412
Earnings (loss) from discontinued operations	7,982	(1,653)	(10,393)
Net income (loss)	$19,145	$7,635	$(1,981)

Total assets	$163,934	$149,857	$154,692

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

We entered into two definitive acquisition agreements to acquire home and community based businesses during 2013 to further our presence in both existing states and to expand into new states. On October 17, 2013, we entered into an asset purchase agreement to acquire the entire home and community based business of Medi Home Private Care Division of Medical Services of America, Inc. The acquisition included two agencies located in South Carolina which closed effective November 1, 2013; four agencies located in Tennessee and two agencies located in Ohio which closed in January 2014. We also entered into an asset purchase agreement to acquire the assets of Coordinated Home Health Care, LLC, a personal care business located in New Mexico, on November 7, 2013. The combined purchase price for these two acquisitions was $12.3 million at the close and a maximum of $2.3 million in future cash based on certain performance. The purchase included sixteen offices located in Southern New Mexico. The transaction closed effective December 1, 2013. The related acquisitions costs were $0.7 million for the Medi Home Private Care Division of Medical Services of America, Inc. and Coordinated Home Health Care, LLC deals, respectively.

On July 26, 2010, we entered into an Asset Purchase Agreement (the “Purchase Agreement”), pursuant to which we acquired the operations and certain assets of Advantage Health Systems, Inc., a South Carolina corporation (“Advantage”). Advantage is a provider of home and community based services in South Carolina and Georgia, which expanded our services across 19 states. The total consideration payable pursuant to the Purchase Agreement was $8.3 million, comprised of $5.1 million in cash, common stock consideration with a deemed value of $1.2 million resulting in the issuance of 248,000 common shares, a maximum of $2.0 million in future cash consideration subject to the achievement of certain performance targets set forth in an earn-out agreement and the assumption of certain specified liabilities. In April 2011, we paid the first earn-out payment of

$0.5 million to the sellers of Advantage. During the fourth quarter of 2011 we completed a revaluation of the remaining contingent earn-out obligation and recorded a reduction of approximately $0.5 million with a remaining obligation of $0.7 million as of December 31, 2012. The final earn-out payment was made to Advantage for approximately $0.5 million on September 20, 2013.

Business

The results of the Home Health Business sold are reflected as discontinued operations for all periods presented herein. Continuing operations include the results of operations previously included in our home & community segment and three agencies previously included in our home health segment. Following the sale of the Home Health Business, we manage and internally report our business in one segment. The following table presents our locations, acquisitions, start-ups and closures, exclusive of the Home Health Business for the period December 31, 2011 to December 31, 2013:

Total
Total December 31, 2011	107
Closed/Merged	(3)

Total at December 31, 2012	104
Acquired	16
Start-up	2
Closed/Merged	(1)

Total at December 31, 2013	121

As of December 31, 2013, we provided our home and community based services through 121 locations across 21 states.

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

For 2013, 2012 and 2011, our payor revenue mix for continuing operations was:

	Year Ended December 31,
	2013	2012	2011
State, local and other governmental programs	94.1%	94.9%	93.5%
Commercial	2.0	1.0	1.3
Private duty	3.9	4.1	5.2

	100.0%	100.0%	100.0%

We derive a significant amount of our net service revenues from our continuing operations in Illinois and California, which represented 66% and 6%; 64% and 7%; 58% and 8%; of our total net service revenues from continuing operations for the years ended December 31, 2013, 2012 and 2011, respectively.

A significant amount of our net service revenues from continuing operations are derived from one payor client, the Illinois Department on Aging, which accounted for 59%, 57% and 51% of our total net service revenues from continuing operations for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Discontinued Operations

Discontinued operations consists of the results of operations, net of tax for our Home Health Business that was sold effective March 1, 2013 and the results of operations for an agency in Pennsylvania that was sold on December 30, 2013 and an agency in Idaho that was closed in November 2012.

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The following table sets forth, for the periods indicated, our consolidated results of operations.

	2013		2012		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)
Net service revenues	$265,941	100.0%	$244,315	100.0%	$21,626	8.9%
Cost of service revenues	198,202	74.5	180,264	73.8	17,938	10.0

Gross profit	67,739	25.5	64,051	26.2	3,688	5.8
General and administrative expenses	50,118	18.8	46,362	19.0	3,756	8.1
Gain on sale of agency	—	—	(495)	(0.2)	495	*
Depreciation and amortization	2,160	0.8	2,521	1.0	(361)	(14.3)

Total operating expenses	52,278	19.7	48,388	19.8	3,890	8.0
Operating income from continuing operations	15,461	5.8	15,663	6.4	(202)	(1.3)

Interest income	(188)	(0.1)	(155)	(0.1)	(33)	21.3
Interest expense	674	0.3	1,723	0.7	(1,049)	(60.9)
Total interest expense, net	486	0.2	1,568	0.6	(1,082)	(69.0)

Income from continuing operations before income taxes	14,975	5.6	14,095	5.8	880	6.2
Income tax expense	3,812	1.4	4,807	2.0	(995)	(20.7)

Net income from continuing operations	11,163	4.2	9,288	3.8	1,875	20.2

Discontinued operations:
Earnings (loss) from home health business, net of tax	7,982	3.0	(1,653)	(0.7)	9,635	(582.9)

Net income (loss)	$19,145	7.2%	$7,635	3.1%	$11,510	150.8%

Business Metrics
Average billable census	26,802		25,104		1,698	6.8%
Billable hours (in thousands)	15,621		14,388		1,233	8.7
Average Billable hours per census per month	49		48		1	2.1
Billable hours per business day	59,850		55,126		4,724	8.6
Revenues per billable hour	$17.02		$16.98		$0.04	.02%

*	Percentage information not meaningful

Net service revenues from state, local and other governmental programs accounted for 94.1 % and 94.9 % of net service revenues for 2013 and 2012, respectively. Private duty and, to a lesser extent, commercial payors accounted for the remainder of net service revenues.

Net service revenues increased $21.6 million, or 8.9%, to $265.9 million for 2013 compared to $244.3 million for the same period in 2012. The increase was primarily due to a 6.8% increase in average census and a related 8.6% increase in billable hours.

Gross profit, expressed as a percentage of net service revenues, decreased to 25.5% for 2013, from 26.2% in 2012. This decrease as a percent of revenue of 0.7% is primarily due to increased wage costs for homecare aides.

General and administrative expenses, expressed as a percentage of net service revenues decreased to 18.8% for 2013, from 19.0% in 2012. General and administrative expenses increased to $ 50.1 million in 2013 as compared to $46.4 million in 2012. In 2013, we had cost increases in administrative wages, an increase legal and consulting expenses for acquisitions and business development initiatives, increased telecom and technology related costs, an increase in management bonuses and an increase in bad debts.

Depreciation and amortization, expressed as a percentage of net service revenues, decreased to 0.8 % for 2013, from 1.0% in 2012. Amortization of intangibles, which are principally amortized using accelerated methods, totaled $1.3 million and $1.7 million for 2013 and 2012, respectively.

Interest Income

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, interest income. We received $0.2 million in prompt payment interest in 2013 and $0.2 million in 2012. While we may be owed additional prompt payment interest, the amount and timing of receipt of such payments remains uncertain and we have determined that we will continue to recognize prompt payment interest income when received. The state amended its prompt payment interest terms, effective July 1, 2011, which changed the measurement period for outstanding invoices from a 60-day to a 90-day outstanding period. We believe this change in terms will reduce future amounts paid for prompt payment interest.

Interest Expense, Net

Interest expense was $ 0.7 million and $1.7 million for 2013 and 2012, respectively. Interest expense decreased $ 1.0 million primarily due to a reduction in outstanding debt.

Income Tax Expense (Benefit)

Our effective tax rates from continuing operations for 2013 and 2012 were 25.5% and 34.1%, respectively. The principal difference between the Federal and State statutory rates and our effective tax rate is the use of Federal employment opportunity tax credits. Our effective tax rate for 2012 does not include any earned 2012 Federal employment opportunity tax credits, which were recognized in 2013 as the Federal employment opportunity tax credits were reinstated in January 2013.

Discontinued Operations

Effective March 1, 2013, we sold substantially all of the assets used in our home health business as described in Item 1. Therefore, we have segregated the Home Health Business operating results and presented them separately as discontinued operations for all periods presented (see note 2— “Discontinued Operations” of the Notes to the Consolidated Financial Statements included elsewhere herein).

See table below that depicts the results of discontinued operations.

	2013		2012		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)
Net service revenues	$6,462	100.0%	$38,822	100.0%	$(32,360)	(83.4)%
Cost of service revenues	3,692	57.1	20,818	53.6	(17,126)	(82.3)

Gross profit	2,770	42.9	18,004	46.4	(15,234)	(84.6)
General and administrative expenses	4,442	68.7	20,743	53.4	(16,301)	(78.6)
Depreciation and amortization	—	—	13	—	(13)	(100.0)

Operating loss from discontinued operations	(1,672)	(25.9)	(2,752)	(7.1)	1,080	(39.2)

Income tax (benefit)	(692)	(10.7)	(1,099)	(2.8)	407	(37.0)

Net loss from discontinued operations	$(980)	(15.2)%	$(1,653)	(4.3)%	$673	(40.7)%

The losses for 2013 are primarily related to the wind-down of the business after the sale on March 1, 2013. Operating losses for 2012 were primarily due to reduced sales, higher costs to treat consumers and our inability to reduce fixed general and administrative costs at a rate consistent with revenue declines.

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

The following table sets forth, for the periods indicated, our consolidated results of operations.

	2012		2011		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)
Net service revenues	$244,315	100.0%	$230,105	100.0%	$14,210	6.2%
Cost of service revenues	180,264	73.8	168,632	73.3	11,632	6.9
Gross profit	64,051	26.2	61,473	26.7	2,578	4.2
General and administrative expenses	46,362	19.0	45,858	19.9	504	1.1
Revaluation of contingent consideration	—	—	(469)	(0.2)	469	(100.0)
Gain on sale of agency	(495)	(0.2)	—	—	(495)	*
Depreciation and amortization	2,521	1.0	3,167	1.4	(646)	(20.4)
Total operating expenses	48,388	19.8	48,556	21.1	(168)	(0.3)
Operating income from continuing operations	15,663	6.4	12,917	5.6	2,746	21.3
Interest income	(155)	(0.1)	(2,263)	(1.0)	2,108	(93.2)
Interest expense	1,723	0.7	2,524	1.1	(801)	(31.7)
Total interest expense, net	1,568	0.6	261	0.1	1,307	500.8

Income from continuing operations before income taxes	14,095	5.8	12,656	5.5	1,439	11.4
Income tax expense	4,807	2.0	4,244	1.8	563	13.3
Net income from continuing operations	9,288	3.8	8,412	3.7	876	10.4

Discontinued operations:
Earnings (loss) from home health business, net of tax	(1,653)	(0.7)	(10,393)	(4.5)	8,740	(84.1)

Net income (loss)	$7,635	3.1%	$(1,981)	(0.9)%	$9,616	485.4%

Business Metrics
Average billable census	25,104		23,877		1,277	5.3%
Billable hours (in thousands)	14,388		13,504		884	6.5
Average Billable hours per census per month	48		47		1	2.1
Billable hours per business day	55,126		51,938		3,188	6.1
Revenues per billable hour	$16.98		$17.04		$(0.06)	(0.4)%

Net service revenues from state, local and other governmental programs accounted for 94.9% and 93.5% of net service revenues for 2012 and 2011, respectively. Private duty and, to a lesser extent, commercial payors accounted for the remainder of net service revenues.

Net service revenues increased $14.2 million, or 6.2%, to $244.3 million for 2012 compared to $230.1 million for the same period in 2011. The increase was primarily due to a 5.3% increase in average census increase and a related 6.5% increase in billable hours.

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

Income Tax Expense (Benefit)

Our effective tax rates from continuing operations for 2012 and 2011 were 34.1% and 33.5%, respectively. The principal difference between the Federal and State statutory rates and our effective tax rate is the use of Federal employment opportunity tax credits. Our effective tax rate for 2012 does not include any earned 2012 Federal employment opportunity tax credits, which were recognized in 2013 as the Federal employment opportunity tax credits were reinstated in January 2013.

Discontinued Operations

Effective February 2013, we entered into the Home Health Purchase Agreement. Therefore, we have segregated the Home Health Business operating results and presented them separately as discontinued operations for all periods presented (see note 2— “Discontinued Operations” of the Notes to the Consolidated Financial Statements included elsewhere herein).

See table below that depicts the results of discontinued operations.

	2012		2011		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(in thousands, except percentages)
Net service revenues	$38,822	100.0%	$42,995	100.0%	$(4,173)	(9.7)%
Cost of service revenues	20,818	53.6	22,673	52.7	(1,855)	(8.2)
Gross profit	18,004	46.4	20,322	47.3	(2,318)	(11.4)
General and administrative expenses	20,743	53.4	21,068	49.0	(325)	(1.5)
Goodwill and intangible asset impairment charge	—	—	15,989	37.2	(15,989)	(100.0)
Depreciation and amortization	13	—	387	0.9	(374)	(96.6)
Operating loss from discontinued operations	(2,752)	(7.1)	(17,122)	(39.8)	14,370	(83.9)
Income tax (benefit)	(1,099)	(2.8)	(6,729)	(15.7)	5,630	83.7
Net loss from discontinued operations	$(1,653)	(4.3)%	$(10,393)	(24.2)%	$8,740	(84.1)%

The losses were primarily due to reduced sales, higher costs to treat consumers and our inability to reduce fixed general and administrative costs at a rate consistent with revenue declines.

Liquidity and Capital Resources

Our discussion below regarding our liquidity and capital resources includes discontinued operations.

Overview

Our primary sources of liquidity are cash from operations and borrowings under our credit facility. At December 31, 2013 and December 31, 2012, we had cash balances of $15.6 million and $1.7 million, respectively.

As of December 31, 2013 we had no balances outstanding under the revolving credit portion of our credit facility. After giving effect to the amount drawn on our credit facility, approximately $ 12.4 million of outstanding letters of credit and borrowing limits based on an advanced multiple of adjusted EBITDA, we had $ 42.6 million available for borrowing under the credit facility as of December 31, 2013.

We used $16.3 million of the proceeds from the sale of the Home Health Business to pay down the outstanding amount of the revolving credit facility during the first quarter of 2013. In addition, in consideration for our lender’s consent to the sale of the Home Health Business, we agreed to work in good faith to negotiate an amendment to our credit facility to amend certain provisions of the credit agreement. Cash flows from operating activities represent the inflow of cash from our payor clients and the outflow of cash for payroll and payroll taxes, operating expenses, interest and taxes. Due to its revenue deficiencies and financing issues, the State of Illinois has reimbursed us on a delayed basis with respect to our various agreements including with our largest payor, the Illinois Department on Aging. The open receivable balance from the State of Illinois decreased by $7.8 million, from $52.9 million as of December 31, 2012 to $45.1 million as of December 31, 2013.

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

The availability of funds under the revolving credit portion of the credit facility, as amended, is based on the lesser of (i) the product of adjusted EBITDA, as defined, for the most recent 12-month period for which financial statements have been delivered under the credit facility agreement multiplied by the specified advance multiple, up to 3.25, less the outstanding senior indebtedness and letters of credit, and (ii) $55.0 million less the outstanding revolving loans and letters of credit. Interest on the revolving line of credit and term loan amounts outstanding under the credit facility is payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 4.6% or the LIBOR rate for term periods of one, two, three or six months plus a margin of 4.6%. Interest on the credit facility is paid monthly on or at the end of the relevant interest period, as determined in accordance with the credit facility agreement. We pay a fee equal to 0.5% per annum of the unused portion of the revolving portion of the credit facility. Issued stand-by letters of credit are charged at a rate of 2.0% per annum payable monthly. We did not have any amounts outstanding on our credit facility as of December 31, 2013 and the total availability under the revolving credit loan facility was $42.6 million.

The credit facility contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The credit facility also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum fixed charge coverage ratio, a requirement to stay below a maximum senior leverage ratio and a requirement to stay below a maximum permitted amount of capital expenditures, as well as restrictions on guarantees, indebtedness, liens, dividends, distributions, investments and loans, subject to customary carve outs, restrictions our ability to enter into transactions other than in the ordinary course of business, a restriction on the ability to consummate more than three acquisitions in any calendar year, or for the purchase price of any one acquisition to exceed $0.5 million, in each case without the consent of the lenders, restrictions on mergers, transfers of assets, acquisitions, equipment, subsidiaries and affiliate transactions, subject to customary carve outs, and restrictions on fundamental changes and lines of business. We were in compliance with all of our credit facility covenants at December 31, 2013.

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

We have received a commitment letter to renew our credit facility for a period of five years on essentially the same terms as the expiring facility. If executed, the term of the new facility will expire in November 2, 2019.

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

Cash Flows

The following table summarizes historical changes in our cash flows for:

	For the Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net cash provided by operating activities	$27,393	$15,405	$15,947
Net cash provided by (used in) investing activities	2,893	(619)	(1,051)
Net cash (used in) financing activities	(16,458)	(15,069)	(13,692)

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net cash provided by operating activities was $27.4 million for 2013, compared to $15.4 million in 2012. This increase in cash provided by operations was primarily due to an increase in cash generated from continuing operations totaling $2.3 million, less cash used in discontinued operations totaling $1.8 million, plus amounts provided by net changes in working capital of $11.5 million.

Net cash provided by investing activities was $2.9 million for 2013. Our investing activities for 2013 were $16.1 million in net proceeds received from the sale of the Home Health Business less $12.3 million related to acquisitions made during the year and the purchase of $0.9 million of property and equipment. Our investing activities for 2012 were $1.1 million for capital expenditures less a $0.5 million payment received for the sale of an agency.

Net cash used in financing activities was $16.5 million for 2013 as compared to net cash used of $15.1 million in 2012. Our financing activities for 2013 were primarily driven by net payments of $16.3 million on the revolving credit portion of our credit facility and $0.2 million in payments on our term loan. Our financing activities in 2012 were primarily driven by $8.5 million in payments on the revolving credit portion of our credit facility, $4.1 million in payments on subordinated dividend notes and $2.5 million in payments on our term loan.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Net cash provided by operating activities was $15.4 million for 2012, compared to $15.9 million in 2011. This decrease in cash provided by operations was primarily due to an increase in working capital accounts of $2.8 million, which was offset by a decrease in our operating income of $3.3 million, of which $2.1 million represents a decline in prompt payment interest received with the remainder predominantly driven from declines in our home health business offset by increases in our home and community based services.

Net cash used in investing activities was $0.6 million for 2012. Our investing activities for 2012 were $0.5 million in net proceeds received for the sale of a home health agency and the purchase of $1.1 million of property and equipment. Our investing activities for 2011 were $0.6 million for capital expenditures and a $0.5 million earn-out payment to Advantage.

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

Outstanding Accounts Receivable

Gross accounts receivable as of December 31, 2013 were approximately $65.5 million. Outstanding accounts receivable, net of the allowance for doubtful accounts, decreased by $10.3 million as of December 31, 2013 as compared to December 31, 2012, with $7.4 million representing the collection of Home Health accounts receivable.

Gross accounts receivable as of December 31, 2012 were approximately $75.8 million. Outstanding accounts receivable, net of the allowance for doubtful accounts, decreased by $1.1 million as of December 31, 2012 as compared to December 31, 2011.

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

The following tables detail our accounts receivable before reserves by payor category, showing Illinois governmental payors separately, and the related allowance amount at December 31, 2013, December 31, 2012 and December 31, 2011:

	December 31, 2013
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(in thousands, except percentages)
Continuing Operations
Illinois governmental based programs	$40,584	$2,912	$430	$483	$44,409
Other state, local and other governmental programs	14,551	1,659	914	116	17,240
Private duty and commercial	2,586	380	142	112	3,220

	57,721	4,951	1,486	711	64,869

Aging % continuing operations	89.0%	7.6%	2.3%	1.1%
Discontinued Operations
Medicare	—	—	744	—	744
Other state, local and other governmental programs	—	—	—	—	—
Private duty and commercial	—	—	(119)	—	(119)
Illinois governmental based programs	—	—	—	—	—

	—	—	625	—	625

Total	$57,721	$4,951	$2,111	$711	$65,494

Aging % of total	88.1%	7.6%	3.2%	1.1%
Allowance for doubtful accounts					$4,140
Reserve as % of gross accounts receivable					6.3%

	December 31, 2012
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(in thousands, except percentages)
Continuing Operations
Illinois governmental based programs	$38,339	$13,374	$1,076	$126	$52,915
Other state, local and other governmental programs	10,248	845	610	329	12,032
Private duty and commercial	1,936	360	127	401	2,824

	50,523	14,579	1,813	856	67,771

Aging % continuing operations	74.5%	21.5%	2.7%	1.3%
Medicare	4,751	955	188	—	5,894
Other state, local and other governmental programs	340	109	58	—	507
Private duty and commercial	965	211	164	30	1,370
Illinois governmental based programs	128	19	35	45	227

	6,184	1,294	445	75	7,998

Total	$56,707	$15,873	$2,258	$931	$75,769

Aging % of total	74.9%	20.9%	3%	1.2%
Allowance for doubtful accounts					$4,466
Reserve as % of gross accounts receivable					5.9%

	December 31, 2011
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(in thousands, except percentages)
Continuing Operations
Illinois governmental based programs	$33,233	$11,969	$416	$1,110	$46,728
Other state, local and other governmental programs	11,205	1,235	1,038	1,807	15,285
Private duty and commercial	1,690	502	583	916	3,691

	46,128	13,706	2,037	3,833	65,704

Aging % continuing operations	70.2%	20.9%	3.1%	5.8%
Medicare	6,109	2,991	991	17	10,108
Other state, local and other governmental programs	518	153	122	161	954
Private duty and commercial	1,225	393	355	149	2,122
Illinois governmental based programs	241	249	119	60	669

	8,093	3,786	1,587	387	13,853

Total	$54,221	$17,492	$3,624	$4,220	$79,557

Aging % of total	68.2%	22.0%	4.6%	5.2%
Allowance for doubtful accounts					$7,189
Reserve as % of gross accounts receivable					9.0%

We calculate our continuing operations days sales outstanding (“DSO”) by taking the accounts receivable outstanding net of the allowance for doubtful accounts divided by the total net service revenues for the last quarter, multiplied by the number of days in that quarter. Our DSOs from continuing operations were 85, 86 and 94 days at December 31, 2013, December 31, 2012 and December 31, 2011, respectively. The DSOs for our largest payor, the Illinois Department on Aging, at December 31, 2013, December 31, 2012 and December 31, 2011 were 97, 122 and 125 days, respectively. We do not expect to continue to receive payments on a consistent basis in the near term and anticipate our DSOs and the DSO for our largest payor to increase.

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

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

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

Revenue Recognition

The majority of our revenues for 2013, 2012 and 2011 from continuing operations are derived from Medicaid and Medicaid waiver programs under agreements with various state and local authorities. These agreements provide for a service term from one year to an indefinite term. Services are provided based on authorized hours, determined by the relevant state or local agency, at an hourly rate specified in the agreement or fixed by legislation. Services to other payors, such as private or commercial clients, are provided at negotiated hourly rates and recognized in net service revenues as services are provided. We provide for appropriate allowances for uncollectible amounts at the time the services are rendered.

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

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, interest income. We received approximately $0.2 million, $0.2 million and $2.3 million in prompt payment interest in 2013, 2012 and 2011, respectively. While we may be owed additional prompt payment interest, the amount and timing of receipt of such payments remains uncertain and we have determined that we will continue to recognize prompt payment interest income when received.

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

Goodwill

Our carrying value of goodwill is the residual of the purchase price over the fair value of the net assets acquired from various acquisitions including the acquisition of Addus HealthCare, Inc, accordance with ASC Topic 350, “Goodwill and Other Intangible Assets ,” goodwill and intangible assets with indefinite useful lives are not amortized. Goodwill and indefinite lived intangible assets are required to be tested for impairment at least annually. We test goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. We may use a qualitative test, known as “Step 0” or a two-step quantitative method to determine whether impairment has occurred. We can elect to perform Step 0 an optional qualitative analysis and based on the results skip the remaining two steps. In 2013 and 2012, we elected to implement Step 0. The results of our Step 0 assessment indicated that it was more likely than not that the fair value of our reporting unit exceeded its carrying value and therefore we concluded that there were no impairments for the years ended December 31, 2013 or 2012.

In 2011, we elected to evaluate the goodwill via the two step methodology. The first step in the evaluation of goodwill impairment involves comparing the current fair value of each reporting unit to the recorded value, including goodwill. We used the combination of a discounted cash flow model (“DCF model”) and the market multiple analysis method to determine the current fair value of each reporting unit. The DCF model was prepared using revenue and expense projections based on our current operating plan. As such, a number of significant assumptions and estimates are involved in the application of the DCF model to forecast revenue growth, price changes, gross profits, operating expenses and operating cash flows. The cash flows were discounted using a weighted average cost of capital of 14.5%, which was management’s best estimate based on our capital structure and external industry data. As part of the second step of this evaluation, if the carrying value of goodwill exceeds its fair value, an impairment loss would be recognized.

In light of the then Federal and state economic and reimbursement environments and state budgetary pressures to decrease or eliminate services provided by us, we completed a preliminary assessment of the fair value of our two reporting units, home & community (continuing operations) and home health (discontinued operations), and the potential for goodwill impairment as of June 30, 2011. Our total stockholders’ equity as of

September 30, 2011 was significantly greater than our market capitalization, which was approximately $43.6 million based on 10,774,886 shares of common stock outstanding as of September 30, 2011. While the market capitalization of approximately $43.6 million was below our stockholders’ equity, the market capitalization metric is only one indicator of fair value. In our opinion, the market capitalization approach, by itself, is not a reliable indicator of the value for our company.

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

Long-Lived Assets

We review our long-lived assets and finite lived intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine if impairment exists, we compare the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset, generally determined by discounting the estimated future cash flows. No impairment was recorded in 2013 or 2012. Based on our 2011 assessment of fair value discussed above, we determined that all of the $2.3 million allocated to the discontinued operations finite lived intangibles were impaired.

Indefinite-lived Assets

We also have indefinite-lived assets that are not subject to amortization expense such as certificates of need and licenses to conduct specific operations within geographic markets. Our management has concluded that certificates of need and licenses have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and we intend to renew and operate the certificates of need and licenses indefinitely. The certificates of need and licenses are tested annually for impairment. No impairment was recorded in 2013 or 2012. Based on our 2011 assessment of fair value discussed above, we determined that all of the $0.6 million allocated to discontinued operations certificates of need and licenses were impaired and recorded an impairment loss for 2011.

Workers’ Compensation Program

Our workers’ compensation insurance program has a $0.35 million deductible component. We recognize our obligations associated with this program in the period the claim is incurred. The cost of both the claims reported and claims incurred but not reported, up to the deductible, have been accrued based on historical claims experience, industry statistics and an actuarial analysis performed by an independent third party. We monitor our claims quarterly and adjust our reserves accordingly. These costs are recorded primarily in the cost of services caption in the consolidated statement of operations. Under the agreement pursuant to which we acquired Addus HealthCare, claims under our workers’ compensation insurance program that relate to December 31, 2005 or earlier are the responsibility of the selling shareholders in the acquisition, subject to certain limitations. In August 2010, the FASB issued Accounting Standards Update No 2010-24, Health Care Entities (Topic 954), “Presentation of Insurance Claims and Related Insurance Recoveries” (“ASU 2010-24”), which clarifies that companies should not net insurance recoveries against a related claim liability. Additionally, the amount of the claim liability should be determined without consideration of insurance recoveries. As of December 31, 2013, December 31, 2012 and December 31, 2011 we recorded $0.8 million. $1.0 million and $1.8 million, respectively, in workers’ compensation insurance recovery receivables and a corresponding increase in its workers’ compensation liability. The workers’ compensation insurance recovery receivable is included in our prepaid expenses and other current assets on the balance sheet.

Interest Income

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the statement of operations caption, interest income. We received approximately $0.2 million, $0.2 million and $0.2 million in prompt payment interest in 2013, 2012 and 2011, respectively. While we may be owed additional prompt payment interest, the amount and timing of receipt of such payments remains uncertain and we have determined that we will continue to recognize prompt payment interest income when received.

New Accounting Pronouncements

We do not believe any recently issued, but not yet effective, accounting standards will have a material effect on our consolidated financial position, results of operations or cash flows.

Contractual Obligations and Commitments

We had outstanding letters of credit of $12.4 million at December 31, 2013. These standby letters of credit benefit our third party insurer for our high deductible workers’ compensation insurance program. The amount of the letters of credit is negotiated annually in conjunction with the insurance renewals. We anticipate our commitment will increase as we continue to grow our business and more years become our responsibility as responsibility shifts from the former owners of Addus HealthCare to us.

The following table summarizes our cash contractual obligations as of December 31, 2013:

Contractual Obligations	Total	Less than 1 Year	1-2 Years	3-4 Years	More than 5 Years
	(in thousands)
Operating leases	$16,929	$2,964	$4,962	$3,075	$5,928

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

Quantitative and Qualitative Disclosures about Market Risk

Historically, we have been exposed to market risk due to fluctuations in interest rates. As of December 31, 2013, we had no outstanding indebtedness and therefore no current exposure.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2013 due to the material weaknesses identified in Management’s Annual Report on Internal Control Over Financial Reporting below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure that our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, changes in shareholder’s equity and cash flows for the periods presented.

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992).

A material weakness (as defined in SEC Rule 12b-2) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Based on our evaluation under the framework in Internal Control—Integrated Framework, our management has determined that certain material weaknesses in internal control over financial reporting existed as of December 31, 2013. Specifically, we had one material weakness in information technology controls due to an aggregation of deficiencies relating to segregation of duties, user access, and change management controls in key information technology systems. We had a second material weakness in payroll processes due to an aggregation of deficiencies relating to the information technology deficiencies described above, ineffective controls over payroll changes, and ineffective review and monitoring controls.

As a result of the material weaknesses described above, management has concluded we did not maintain effective internal control over financial reporting as of December 31, 2013. Our independent registered public accounting firm has issued an auditors’ report on the effectiveness of our internal control over financial reporting as of December 31, 2013, which report appears in Item 9B of this Annual Report on Form 10-K.

In accordance with SEC regulations, management excluded from its assessment the internal control over financial reporting at Coordinated Home Health Care, an asset purchase, which was acquired on December 1, 2013 and whose financial statements constitute 8.1% of total assets as of December 31, 2013 and 0.7% of revenues for the year ended December 31, 2013.

To remediate the material weaknesses described above, we intend to engage an expert consultant in information technology controls to assist in improving the design and effectiveness of controls in this area. In addition, we are planning the implementation of a comprehensive payroll and human resources information system that will remediate deficiencies identified in payroll.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have hired a director of internal audit and have engaged a consulting firm to assist us with effecting the changes necessary to correct our internal control deficiencies.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Addus HomeCare Corporation

Palatine, IL

We have audited Addus HomeCare Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Addus HomeCare Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Coordinated Home Health Care, which was acquired on December 1, 2013, and which is included in the consolidated balance sheets of Addus HomeCare Corporation as of December 31, 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. Coordinated Home Health Care constituted 8.1% of total assets as of December 31, 2013, and 0.7% of revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Coordinated Home Health Care because of the timing of the acquisition which was completed on December 1, 2013. Our audit of internal control over financial reporting of Addus HomeCare Corporation also did not include an evaluation of the internal control over financial reporting of Coordinated Home Health Care.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses regarding management’s failure to design and maintain controls over payroll monitoring controls and information technology controls related to user access and program changes have been identified and described in management’s assessment. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 financial statements, and this report does not affect our report dated March 17, 2014 on those financial statements.

In our opinion, Addus HomeCare Corporation did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Addus HomeCare Corporation as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated March 17, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP Chicago, IL

March 17, 2014

ITEM 9B.	OTHER INFORMATION

None.

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

The information required by this item is incorporated by reference to the 2014 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2013.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the 2014 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the 2014 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the 2014 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2013.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the 2014 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2013.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Consolidated Financial Statements

1.	Consolidated Financial Statements. The consolidated financial statements as listed in the accompanying “Index to Consolidated Financial Information” in page F-1 are filed as part of this Annual Report.

Schedule II—Valuation and Qualifying Accounts

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

(b)	Exhibits

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Addus HomeCare Corporation dated as of November 2, 2009 (filed on November 20, 2009 as Exhibit 3.1 to Addus HomeCare Corporation’s Quarterly Report on Form 10-Q and incorporated by reference herein)

3.2	Amended and Restated Bylaws of Addus HomeCare Corporation (filed on September 21, 2009 as Exhibit 3.5 to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

4.1	Form of Common Stock Certificate (filed on October 2, 2009 as Exhibit 4.1 to Amendment No. 4 to the Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

4.2	Registration Rights Agreement, dated September 19, 2006, by and among Addus HomeCare Corporation, Eos Capital Partners III, L.P., Eos Partners SBIC III, L.P., Freeport Loan Fund LLC, W. Andrew Wright, III, Addus Term Trust, W. Andrew Wright Grantor Retained Annuity Trust, Mark S. Heaney, James A. Wright and Courtney E. Panzer (filed on July 17, 2009 as Exhibit 4.2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.1	Separation and General Release Agreement, dated as of September 20, 2009, between Addus HealthCare, Inc. and W. Andrew Wright, III (filed on September 21, 2009 as Exhibit 10.1(b) to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.2	Amended and Restated Employment and Non-Competition Agreement, dated May 6, 2008, between Addus HealthCare, Inc. and Mark S. Heaney (filed on July 17, 2009 as Exhibit 10.2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.3	Amendment to the Amended and Restated Employment and Non-Competition Agreement, dated September 30, 2009, between Addus HealthCare, Inc. and Mark S. Heaney (filed on October 2, 2009 as Exhibit 10.2(a) to Amendment No. 4 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.4	Employment Agreement, dated November 29, 2010, by and between Addus HealthCare, Inc. and Dennis Meulemans (filed on December 1, 2010 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

Exhibit Number	Description of Document

10.5	Amended and Restated Employment and Non-Competition Agreement, dated August 27, 2007, between Addus HealthCare, Inc. and Darby Anderson (filed on July 17, 2009 as Exhibit 10.4 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.6	Amendment to the Amended and Restated Employment and Non-Competition Agreement, dated September 30, 2009, between Addus HealthCare, Inc. and Darby Anderson (filed on October 2, 2009 as Exhibit 10.4(a) to Amendment No. 4 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.7	Addus HealthCare, Inc. Home Health and Home Care Division Vice President and Regional Director Bonus Plan(filed on July 17, 2009 as Exhibit 10.10 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.8	Addus HealthCare, Inc. Support Center Vice President and Department Director Bonus Plan (filed on July 17, 2009 as Exhibit 1011 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.9	Addus Holding Corporation 2006 Stock Incentive Plan (filed on July 17, 2009 as Exhibit 10.12 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.10	Director Form of Option Award Agreement under the 2006 Stock Incentive Plan (filed on July 17, 2009 as Exhibit 10.13 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.11	Executive Form of Option Award Agreement under the 2006 Stock Incentive Plan (filed on July 17, 2009 as Exhibit 10.14 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.12	Form of Indemnification Agreement (filed on July 17, 2009 as Exhibit 10.16 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.13	License Agreement, dated March 24, 2006, between McKesson Information Solutions, LLC and Addus HealthCare, Inc. (filed on August 26, 2009 as Exhibit 10.17 to Amendment No. 1 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.14	Contract Supplement to the License Agreement, dated March 24, 2006 (filed on August 26, 2009 as Exhibit 10.17(a) to Amendment No. 1 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.15	Contract Supplement to the License Agreement, dated March 28, 2006 (filed on August 26, 2009 as Exhibit 10.17(b) to Amendment No. 1 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.16	Amendment to License Agreement, dated March 28, 2006, between McKesson Information Solutions, LLC and Addus HealthCare, Inc. (filed on August 26, 2009 as Exhibit 10.17(c) to Amendment No. 1 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.17	Lease, dated April 1, 1999, between W. Andrew Wright, III and Addus HealthCare, Inc. (filed on July 17, 2009 as Exhibit 10.18 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.18	First Amendment to Lease, dated as of April 1, 2002, between W. Andrew Wright, III and Addus HealthCare, Inc. (filed on July 17, 2009 as Exhibit 10.18(a) to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

Exhibit Number	Description of Document

10.19	Second Amendment to Lease, dated as of September 19, 2006, between W. Andrew Wright, III and Addus HealthCare, Inc. (filed on July 17, 2009 as Exhibit 10.18(b) to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.20	Third Amendment to Lease, dated as of September 1, 2008, between W. Andrew Wright, III and Addus HealthCare, Inc. (filed on July 17, 2009 as Exhibit 10.18(c) to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.21	Addus HomeCare Corporation 2009 Stock Incentive Plan (filed on September 21, 2009 as Exhibit 10.20 to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.22	Form of Incentive Stock Option Award Agreement under the 2009 Stock Incentive Plan (filed on September 21, 2009 as Exhibit 10.20(a) to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.23	Form of Restricted Stock Award Agreement under the 2009 Stock Incentive Plan (filed on September 21, 2009 as Exhibit 10.20(b) to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.24	Loan and Security Agreement, dated as of November 2, 2009, by and among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation and Professional Reliable Nursing Service, Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions that are or may from time to time become parties thereto, and Addus HomeCare Corporation, as guarantor (filed on November 5, 2009 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.25	Consent and Amendment No. 1 to the Loan and Security Agreement, dated as of March 18, 2010, by and among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation and Professional Reliable Nursing Service, Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions that are or may from time to time become parties thereto, and Addus HomeCare Corporation, as guarantor (filed on March 18, 2010 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.26	Joinder, Consent and Amendment No. 2 to Loan and Security Agreement, dated as of July 26, 2010, by and among Addus HealthCare, Inc., Addus HealthCare (South Carolina), Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation and Professional Reliable Nursing Service, Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions that are or may from time to time become parties thereto, and Addus HomeCare Corporation, as guarantor (filed on July 27, 2010 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

Exhibit Number	Description of Document

10.27	Joinder, Consent and Amendment No. 3 to the Loan and Security Agreement, dated as of March 24, 2011, by and among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation and Professional Reliable Nursing Service, Inc., Addus HealthCare (South Carolina), Inc. Addus HealthCare (Delaware), Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions that are or may from time to time become parties thereto, and Addus HomeCare Corporation, as guarantor (filed on May 25, 2011 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated herein by reference)

10.28	Amendment No. 4 to Loan and Security Agreement, dated as of July 26, 2011, effective as of June 30, 2011, by and among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation, Professional Reliable Nursing Service, Inc., Addus HealthCare (South Carolina), Inc., Addus HealthCare (Delaware), Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions from time to time parties thereto, and Addus HomeCare Corporation, as guarantor (filed on July 29, 2011 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated herein by reference)

10.29	Amendment No. 2 to Employment and Non-Competition Agreement, dated November 17, 2011, by and between Addus HealthCare, Inc. and Mark S. Heaney (filed on November 23, 2011 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated herein by reference)

10.30	Amendment No. 5 to Loan and Security Agreement, dated as of March 2, 2012, by and among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation, Professional Reliable Nursing Service, Inc., Addus HealthCare (South Carolina), Inc., Addus HealthCare (Delaware), Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions from time to time parties thereto, and Addus HomeCare Corporation, as guarantor (filed on March 16, 2012 as Exhibit 10.41 to Addus HomeCare Corporation’s Annual Report on Form 10-K and incorporated herein by reference)

10.31	Summary of Independent Director Compensation Policy (filed on March 16, 2012 as Exhibit 10.42 to Addus HomeCare Corporation’s Annual Report on Form 10-K and incorporated herein by reference)

10.32	The Executive Nonqualified “Excess” Plan Adoption Agreement, by Addus HealthCare, Inc., dated April 1, 2012 (filed on April 5, 2012 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.33	The Executive Nonqualified Excess Plan Document, dated April 1, 2012 (filed on April 5, 2012 as Exhibit 99.2 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated herein by reference)

10.34	Employment Agreement, effective June 18, 2012, by and between Addus Healthcare, Inc. and Inna Berkovich (filed on June 20, 2012 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated herein by reference)

10.35	Asset Purchase Agreement, dated as of February 7, 2013, by and among Addus HealthCare, Inc., its subsidiaries identified therein, LHC Group, Inc. and its subsidiaries identified therein (filed on March 6, 2013 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

Exhibit Number	Description of Document

21.1	Subsidiaries of the Addus HomeCare Corporation (filed on March 28, 2011 as Exhibit 22.1 to Addus HomeCare Corporation’s Annual Report on Form 10-K and incorporated herein by reference)

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	The following materials from Addus HomeCare Corporation’s Annual Report on Form 10-K for the years ended December 31, 2013, formatted in Extensive Business Reporting Language (XBRL), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Addus HomeCare Corporation

By:	/S/ MARK S. HEANEY
Mark S. Heaney, President and Chief Executive Officer

Date: March 17, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ MARK S. HEANEY	President and Chief Executive Officer (Principal	March 17, 2014
Mark S. Heaney	Executive Officer) and Director

/s/ DENNIS B. MEULEMANS	Chief Financial Officer (Principal Financial and	March 17, 2014
Dennis B. Meulemans	Accounting Officer)

/s/ MARK L. FIRST	Director	March 17, 2014
Mark L. First

/s/ SIMON A. BACHLEDA	Director	March 17, 2014
Simon A. Bachleda

/s/ STEVEN I. GERINGER	Director	March 17, 2014
Steven I. Geringer

/s/ R. DIRK ALLISON	Director	March 17, 2014
R. Dirk Allison

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Addus HomeCare Corporation

Palatine, Illinois

We have audited the accompanying consolidated balance sheets of Addus HomeCare Corporation as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Addus HomeCare Corporation at December 31, 2013 and 2012, and the results of its operations and its cash flow for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Addus HomeCare Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 17, 2014 expressed an adverse opinion thereon.

/s/ BDO USA, LLP Chicago, IL

March 17, 2014

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2013 and 2012

(amounts and shares in thousands, except per share data)

	2013	2012
Assets
Current assets
Cash	$15,565	$1,737
Accounts receivable, net of allowances of $4,140 and $4,466 at December 31, 2013 and 2012, respectively	61,354	71,303
Prepaid expenses and other current assets	6,235	7,293
Assets held for sale, net	—	245
Deferred tax assets	8,326	7,258

Total current assets	91,480	87,836

Property and equipment, net of accumulated depreciation and amortization	2,634	2,489

Other assets
Goodwill	60,026	50,536
Intangibles, net of accumulated amortization	8,762	6,370
Investment in joint venture	900	—
Deferred tax assets	—	2,328
Other assets	132	298

Total other assets	69,820	59,532

Total assets	$163,934	$149,857

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,633	$4,117
Accrued expenses	41,945	32,717
Current maturities of long-term debt	—	208
Deferred revenue	59	2,148

Total current liabilities	46,637	39,190

Deferred tax liabilities	3,441	—
Long-term debt, less current maturities	—	16,250

Total liabilities	50,078	55,440

Commitments, contingencies and other matters
Stockholders’ equity
Common stock—$.001 par value; 40,000 authorized and 10,913 and 10,823 shares issued and outstanding as of December 31, 2013 and 2012, respectively	11	11
Additional paid-in capital	83,072	82,778
Retained earnings	30,773	11,628

Total stockholders’ equity	113,856	94,417

Total liabilities and stockholders’ equity	$163,934	$149,857

See accompanying notes to consolidated financial statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2013, 2012 and 2011

(amounts and shares in thousands, except per share data)

	For the Year Ended December 31,
	2013	2012	2011
Net service revenues	$265,941	$244,315	$230,105
Cost of service revenues	198,202	180,264	168,632

Gross profit	67,739	64,051	61,473
General and administrative expenses	50,118	46,362	45,858
Revaluation of contingent consideration	—	—	(469)
Gain on sale of agency	—	(495)	—
Depreciation and amortization	2,160	2,521	3,167

Total operating expenses	52,278	48,388	48,556

Operating income from continuing operations	15,461	15,663	12,917

Interest income	(188)	(155)	(2,263)
Interest expense	674	1,723	2,524

Total interest expense, net	486	1,568	261

Income from continuing operations before income taxes	14,975	14,095	12,656
Income tax expense	3,812	4,807	4,244

Net income from continuing operations	11,163	9,288	8,412

Discontinued operations:
Net loss from home health business	(980)	(1,653)	(10,393)
Gain on sale of home health business, net of tax	8,962	—	—

Earnings (losses) from discontinued operations	7,982	(1,653)	(10,393)

Net income (loss)	$19,145	$7,635	$(1,981)

Net income (loss) per common share
Basic income (loss) per share
Continuing operations	$1.03	$0.86	$0.78
Discontinued operations	0.74	(0.15)	(0.96)

Basic income (loss) per share	$1.77	$0.71	$(0.18)

Diluted income (loss) per share
Continuing operations	$1.01	$0.86	$0.78
Discontinued operations	0.72	(0.15)	(0.96)

Diluted income (loss) per share	$1.73	$0.71	$(0.18)

Weighted average number of common shares and potential common shares outstanding:
Basic	10,826	10,764	10,752
Diluted	11,075	10,784	10,752

See accompanying notes to consolidated financial statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2013, 2012 and 2011

(amounts and shares in thousands)

	Common Stock		Additional Paid in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2010	10,751	11	82,106	5,974	88,091

Issuance of shares of common stock under restricted stock award agreements	24	—	—	—	—
Stock-based compensation	—	—	331	—	331
Net loss	—	—	—	(1,981)	(1,981)
Balance at December 31, 2011	10,775	11	82,437	3,993	86,441

Issuance of shares of common stock under restricted stock award agreements	43	—	—	—	—
Stock-based compensation	—	—	341	—	341
Shares issued	5	—	—	—	—
Net income	—	—	—	7,635	7,635
Balance at December 31, 2012	10,823	$11	$82,778	$11,628	$94,417

Issuance of shares of common stock under restricted stock award agreements	63	—	—	—	—
Stock-based compensation	—	—	515	—	515
Common shares withheld for witholding taxes on exercise of options	(67)	—	(221)	—	(221)
Shares issued	94	—	—	—	—
Net income	—	—	—	19,145	19,145

Balance at December 31, 2013	10,913	$11	$83,072	$30,773	$113,856

See accompanying notes to consolidated financial statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2013, 2012 and 2011

(amounts in thousands)

	For the Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$19,145	$7,635	$(1,981)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,160	2,544	3,554
Deferred income taxes	4,701	839	(4,663)
Stock-based compensation	515	341	331
Amortization of debt issuance costs	166	215	224
Provision for doubtful accounts	3,019	2,877	4,275
Goodwill and intangible assets impairment charge	—	—	15,989
Revaluation of contingent consideration			(469)
(Gain) on sale home health business	(15,284)	—	—
(Gain) loss on sale of agency	—	(495)	43
Changes in operating accounts, net of acquisitions:
Accounts receivable	7,818	(1,812)	(5,689)
Prepaid expenses and other current assets	1,061	(18)	1,433
Other Assets	—	—	—
Accounts payable	435	(1,149)	1,962
Accrued expenses	3,758	4,425	934
Deferred revenue	(101)	3	4

Net cash provided by operating activities	27,393	15,405	15,947

Cash flows from investing activities:
Acquisitions of businesses	(12,325)	—	(500)
Net proceeds from sale of home health business	16,105	—	—
Net proceeds from sale of agency	—	495	—
Purchases of property and equipment	(887)	(1,114)	(551)

Net cash provided by (used in) investing activities	2,893	(619)	(1,051)

Cash flows from financing activities:
Net borrowings (repayments) on term loan	(208)	(2,500)	(2,292)
Net (payments) borrowings on revolving credit loan	(16,250)	(8,500)	(8,500)
Payments on subordinated dividend notes	—	(4,069)	(2,500)
Debt issuance costs	—	—	(34)
Net borrowings (repayments) on other notes payable	—	—	(366)

Net cash used in financing activities	(16,458)	(15,069)	(13,692)

Net change in cash	13,828	(283)	1,204
Cash, at beginning of period	1,737	2,020	816

Cash, at end of period	$15,565	$1,737	$2,020

Supplemental disclosures of cash flow information:
Cash paid for interest	$725	$1,557	$2,337
Cash paid for income taxes	5,689	1,758	2,005
Supplemental disclosures of non-cash investing and financing activities
Contingent and deferred consideration accrued for acquisitions	$1,100	$—	$—
Tax benefit related to the amortization of tax goodwill in excess of book basis	160	159	159

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

The Company’s home health services were operated through licensed and Medicare certified offices that provided physical, occupational and speech therapy, as well as skilled nursing services to pediatric, adult infirm and elderly patients. Home health services were reimbursed from Medicare, Medicaid and Medicaid-waiver programs, commercial insurance and private payors (see note 2) of the Company’s Annual Report on Form 10-K.

Principles of Consolidation

All intercompany balances and transactions have been eliminated in consolidation. The Company’s investment in entities with less than 20% ownership or in which the Company does not have the ability to influence the operations of the investee are being accounted for using the cost method and are included in investments in joint ventures.

Revenue Recognition

The Company generates net service revenues by providing services directly to consumers. The Company receives payments for providing services from federal, state and local governmental agencies, commercial insurers and private individuals. The Company’s continuing operations, as defined in the Business Section in the Company’s Annual Report on Form 10-K, are principally provided based on authorized hours, determined by the relevant agency, at an hourly rate specified in agreements or fixed by legislation and recognized as revenues at the time services are rendered. Home and community based service revenues are reimbursed by state, local and other governmental programs which are partially funded by Medicaid or Medicaid waiver programs, with the remainder reimbursed through private duty and insurance programs.

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

Goodwill

The Company’s carrying value of goodwill is the residual of the purchase price over the fair value of the net assets acquired from various acquisitions including the acquisition of Addus HealthCare, Inc. (“Addus HealthCare”). In accordance with Accounting Standards Codification (“ASC”) Topic 350, “Goodwill and Other Intangible Assets ,” goodwill and intangible assets with indefinite useful lives are not amortized. The Company tests goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. Goodwill and indefinite lived intangible assets are required to be tested for impairment at least annually. The Company may use a qualitative test, known as “Step 0” or a two-step quantitative method to determine whether impairment has occurred. In Step 0, the Company can elect to perform an optional qualitative analysis and based on the results skip the two step analysis. In 2013 and 2012, the Company elected to implement Step 0 and was not required to conduct the remaining two step analysis.

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

Intangible assets with finite lives are amortized using the estimated economic benefit method over the useful life and assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company recognizes an impairment loss when the estimated fair value of the intangible asset is less than the carrying value. The Company estimates the fair value of these intangible assets using the income approach. No impairment charge was recorded for the years ended December 31, 2013 or 2012.

The income approach, which the Company uses to estimate the fair value of its reporting units and intangible assets (other than goodwill), is dependent on a number of factors including estimates of future market growth and trends, forecasted revenue and costs, expected periods the assets will be utilized, appropriate discount rates and other variables. The Company bases its fair value estimates on assumptions the Company believes to be reasonable but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, the Company makes certain judgments about the selection of comparable companies used in the market approach in determining its valuation.

We also have indefinite-lived intangible assets that are not subject to amortization expense such as certificates of need and licenses to conduct specific operations within geographic markets. Our management has concluded that certificates of need and licenses have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and we intend to renew and operate the certificates of need and licenses indefinitely. The certificates of need and licenses are tested annually for impairment. No impairment was recorded in 2013 or 2012. Based on our 2011 assessment of fair value discussed above, we determined that all of the $0.6 million allocated to discontinued operations certificates of need and licenses were impaired and recorded an impairment loss for 2011.

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

Interest Income

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the statement of operations, interest income. The Company received $185, $155 and $2,263 in prompt payment interest in 2013, 2012 and 2011, respectively. While the Company may be owed additional prompt payment interest, the amount and timing of receipt of such payments remains uncertain and the Company has determined that it will continue to recognize prompt payment interest income when received.

Interest Expense

The Company’s interest expense consists of interest costs on its credit facility and other debt instruments.

Income Tax Expenses

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

Included in the Company’s calculation for the year ended December 31, 2013 were 647 stock options of which none were out-of-the money and 96 restricted stock awards with 44 included in the weighted diluted shares outstanding for 2013.

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

The Company utilizes the income approach to estimate the fair value of its intangible assets derived from acquisitions. In addition, discounted cash flows are used to estimate the fair value of the Company’s investment in joint ventures.

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

2. Discontinued Operations

During December 2012, in anticipation of the sale of substantially all of the assets used in its home health business (the “Home Health Business”), the Company reported the operating results of the Home Health Business as discontinued operations in accordance with ASC 360-10-45, “Impairment or Disposal of Long-Lived Assets.” On February 7, 2013, the Company entered into the Home Health Purchase Agreement, pursuant to which subsidiaries of LHC Group, Inc. agreed to acquire substantially all the assets of the Home Health Business in Arkansas, Nevada and South Carolina and 90% of the Home Health Business in California and Illinois, with the Company retaining 10% ownership in such locations, for cash consideration of $20,000. The transaction was consummated effective March 1, 2013. In addition, the results of operations for an agency in Pennsylvania that was sold on December 30, 2013 and an agency in Idaho that was closed on November 30, 2012 are included in discontinued operations.

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

The following table presents the net service revenues and earnings attributable to discontinued operations, which include the financial results for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Net service revenues	$6,462	$38,822	$42,995

Loss before income taxes	(1,672)	(2,752)	(17,122)
Income tax benefit	(692)	(1,099)	(6,729)

Net (loss) from discontinued operations	$(980)	$(1,653)	$(10,393)

The following table presents the net gain on the sale of the Home Health Business:

Gain before income taxes	$15,284
Income tax expense	(6,322)

Gain on sale of Home Health Business, net of tax	8,962

The only class of assets for discontinued operations reflected as assets held for sale, net, as of December 31, 2013 and 2012 were as follows:

	2013	2012
Property and equipment, net of accumulated depreciation and amortization	$—	$245

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

Pursuant to the Home Health Purchase Agreement, the Company has retained $625 and $7,123 of accounts receivable, net as of December 31, 2013 and 2012. In addition, the Company retained the related accrued expenses and accounts payable associated with the Home Health Business as of December 31, 2013 and 2012.

3. Sale of Agency

During February 2012, the Company completed its sale of a home health agency located in Portland, Oregon for approximately $525 with net proceeds of approximately $495 after the payment of closing related expenses. The Company recorded a $495 pre-tax gain on the sale of the agency as part of continuing operations.

4. Acquisitions

The Company entered into two definitive acquisition agreements to acquire home and community based businesses during 2013 to further its presence in both existing states and to expand into new states. On October 17, 2013 the Company entered into an asset purchase agreement to acquire the entire home and community based business of Medi Home Private Care Division of Medical Services of America, Inc.. The acquisition included two agencies located in South Carolina which were closed effective November 1, 2013; four agencies located in Tennessee and two agencies located in Ohio which closed in January 2014. The Company also entered into an asset purchase agreement to acquire the assets of Coordinated Home Health Care, LLC a personal care business located in New Mexico on November 7, 2013. The combined purchase price for these two acquisitions was $12.3 million at the close and a maximum of $2.3 million in future cash based on certain performance. The purchase included sixteen offices located in Southern New Mexico. The transaction closed effective December 1, 2013. The related acquisitions costs were $660 for the Medi Home Private Care Division of Medical Services of America, Inc. and Coordinated Home Health Care, LLC deals, and were expensed as incurred. The results of operations from these acquired entities are included in our statement of operations from the dates of the respective acquisitions.

The Company’s acquisition of the assets of Coordinated Home Health Care, LLC has been accounted for in accordance with ASC Top 805, “Business Combinations” and the resultant goodwill and other intangible assets will be accounted for under ASC Topic 350 “Goodwill and Other Intangible Assets”. Assets acquired and liabilities assumed were recorded at their fair values as of December 1, 2013. The total purchase price is $12,825 and is comprised of:

Total
Cash	$11,725
Contingent earn-out obligation (net of discount of $1,125)	1,100

Total purchase price	$12,825

The contingent earn-out obligation has been recorded at its fair value of $1,100, which is the present value of the Company’s obligation to up to $2,250 based on probability-weighted estimates of the achievement of certain performance targets, as defined.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

Under business combination accounting, the total purchase price will be allocated to Coordinated Home Health Care, LLC’s net tangible and identifiable intangible assets based on their estimated fair values. Based upon our management’s valuation, the total purchase price has been allocated as follows:

Total
Goodwill	$9,488
Identifiable intangible assets	3,300
Accounts receivable	888
Prepaid expenses	35
Furniture, fixtures and equipment	58
Deposits	15
Accounts payable	(81)
Accrued liabilities	(864)
Other liabilities	(14)

Total purchase price allocation	$12,825

Identifiable intangible assets acquired consist of trade names and trademarks, customer relationships and non-compete agreements. The estimated fair value of identifiable intangible assets was determined by our management. It is anticipated that the net intangible and identifiable intangible assets are deductible for tax purposes.

Acquisitions completed in 2013 accounted for $1,692 of net service revenues from continuing operations for the year ended December 31, 2013.

5. Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2013	2012
Computer equipment	$2,110	$1,705
Furniture and equipment	1,099	918
Transportation equipment	588	508
Leasehold improvements	1,628	1,496
Computer software	3,749	3,179

	9,174	7,806
Less accumulated depreciation and amortization	(6,540)	(5,317)

	$2,634	$2,489

Computer software includes $1,500 of internally developed software that was recognized in conjunction with the acquisition of Addus HealthCare. Depreciation and amortization expense predominantly related to computer equipment and software is reflected in general and administrative expenses and totaled $814, $870 and $941 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Goodwill is required to be tested for impairment at least annually. The Company can elect to perform Step-0 an optional qualitative analysis and based on the results skip the remaining two steps. In 2013 and 2012, the Company elected to implement Step 0 and was not required to conduct the remaining two step analysis. In performing its goodwill assessment for 2013 and 2012, the Company evaluated the following factors that affect future business performance: macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, entity-specific events, reporting unit factors and company stock price. As a result of the assessment of these qualitative factors, the Company has concluded that it is more likely than not that the fair values of the reporting unit goodwill as of December 31, 2013 and 2012 exceed the carrying values of the unit. Accordingly, the first and second steps of the goodwill impairment test as described in FASB ASC 350-20-35, which includes estimating the fair values of the Company, are not considered necessary for the Company.

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

In light of the then Federal and state economic and reimbursement environments and state budgetary pressures to decrease or eliminate services provided by us, we completed a preliminary assessment of the fair value of our two reporting units, home & community (continuing operations) and home health (discontinued operations), and the potential for goodwill impairment as of June 30, 2011. Our total stockholders’ equity as of September 30, 2011 was significantly greater than our market capitalization, which was approximately $43.6 million based on 10,774,886 shares of common stock outstanding as of September 30, 2011. While the market capitalization of approximately $43.6 million was below our stockholders’ equity, the market capitalization metric is only one indicator of fair value. In our opinion, the market capitalization approach, by itself, is not a reliable indicator of the value for our company.

During 2011, based on the above and updates to the Company’s business projections and forecasts, and other factors, the Company determined that the estimated fair value of its discontinued operations was less than the net book value indicating that its allocated goodwill was impaired. The preliminary assessment for the continuing operations indicated that its fair value was greater than its net book value with no initial indication of goodwill impairment.

As permitted by ASC Topic 350, when an impairment indicator arises toward the end of an interim reporting period, the Company may recognize its best estimate of that impairment loss. Based on the Company’s

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

preliminary analysis prepared as of June 30, 2011, the Company determined that all of the $13,076 allocated to goodwill for the discontinued operations as of September 30, 2011 was impaired and recorded a goodwill impairment loss in the third quarter of 2011.

The goodwill for the Company’s continuing operations was $60,026 and $50,536 as of December 31, 2013 and 2012.

Summary of goodwill and related adjustments provided below:

	Continuing operations	Discontinued operations	Total
Goodwill, at December 31, 2011	$50,695	$—	$50,695
Adjustments to previously recorded goodwill	(159)	—	(159)

Goodwill, at December 31, 2012	$50,536	$—	$50,536
Additions for Acquisitions	9,650	—	9,650
Adjustments to previously recorded goodwill	(160)	—	(160)

Goodwill, at December 31, 2013	$60,026	$—	$60,026

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

The Company also has indefinite-lived intangible assets that are not subject to amortization expense such as certificates of need and licenses to conduct specific operations within geographic markets. The Company has concluded that certificates of need and licenses have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and the Company intends to renew and operate the certificates of need and licenses indefinitely. The certificates of need and licenses are tested annually for impairment using the cost approach. Under this method assumptions are made about the cost to replace the certificates of need. No impairment charges were recorded in the years ended December 31, 2013, 2012 or 2011.

The carrying amount and accumulated amortization of each identifiable intangible asset category consisted of the following for continuing and discontinued operations at December 31, 2013 and 2012:

	Customer and referral relationships	Trade names and trademarks	State Licenses	Non-competition agreements	Total
Gross balance at December 31, 2012	$24,908	$4,081	$150	$408	$29,547
Accumulated amortization	(20,041)	(2,778)	—	(358)	(23,117)

Net Balance at December 31, 2012	4,867	1,303	150	50	6,370
Additions for acquisitions	1,438	1,200	—	1,100	3,738

Gross balance at December 31, 2013	26,346	5,281	150	1,508	33,285
Accumulated amortization	(21,138)	(2,995)	—	(390)	(24,523)

Net Balance at December 31, 2013	$5,208	$2,286	$150	$1,118	$8,762

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

Amortization expense for continuing and discontinued operations related to the identifiable intangible assets amounted to $1,346, $1,674, and $2,613 for the years ended December 31, 2013, 2012 and 2011, respectively. Goodwill and state licenses are not amortized pursuant to ASC Topic 350.

The estimated future intangible amortization expense is as follows:

For the year ended December 31,
2014	$1,988
2015	1,781
2016	1,611
2017	1,122
2018	999
Thereafter	1,111

Total	$8,612

7. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consist of the following:

	December 31,
	2013	2012
Prepaid health insurance	$3,192	$4,062
Prepaid workers’ compensation and liability insurance	1,173	1,056
Prepaid rent	455	181
Workers’ compensation insurance receivable	821	953
Other	594	1,041

	$6,235	$7,293

Accrued expenses consisted of the following:

	December 31,
	2013	2012
Accrued payroll	$12,932	$11,539
Accrued workers’ compensation insurance	13,347	12,452
Accrued health insurance	3,731	3,469
Indemnification reserve (1)	3,224	—
Accrued payroll taxes	1,755	1,481
Accrued professional fees	1,319	477
Amounts due to LHCG (2)	2,196	—
Accrued taxes	113	1,223
Accrued interest	—	51
Current portion of contingent earn-out obligation (3) (4)	1,100	689
Other	2,228	1,813

	$41,945	$32,717

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

(1)	As a condition of the sale of the Home Health Business to LHC Group. Inc. (“LHCG”) the Company is responsible for any adjustments to Medicare and Medicaid billings during our ownership. In connection with an internal evaluation of the Company’s billing processes, it discovered documentation errors in a number of claims that it had submitted to Medicare. The Company, using its best judgment, has estimated a total of $3,244 for billing adjustments. Consistent with applicable law, the Company voluntarily remitted approximately $1,800 to the government in March 2014.

(2)	Amounts due to LHCG pursuant to a billing services arrangement between the Company and LHCG.

(3)	The Company acquired certain assets of Advantage Health Systems, Inc. (“Advantage”) in July 2010. The purchase agreement for the acquisition of Advantage contained a provision for earn-out payments contingent upon the achievement of certain performance targets. The sellers of Advantage disagreed with the Company’s calculation of the earn-out payment and the parties agreed to have an arbitrator determine the amount of the second earn out payment. Based upon the arbitrator’s ruling the final earn out payment of $534 was made in October 2013.

(4)	The Company acquired certain assets of Coordinated Home Health Care on December 1, 2013. The purchase agreement for the acquisition contained a provision for earn-out payments. The contingent earn-out obligation has been recorded at its fair value of $1,100, which is the present value of the Company’s obligation to up to $2,250 based on probability- weighted estimates of the achievement of certain performance targets.

The Company provides health insurance coverage to qualified union employees providing home and community based services in Illinois through a Taft-Hartley multi-employer health and welfare plan under Section 302(c)(5) of the Labor Management Relations Act of 1947. The Company’s insurance contributions equal the amount reimbursed by the State of Illinois. Contributions are due within five business days from the date the funds are received from the State. Amounts due of $3,163 and $3,405 for health insurance reimbursements and contributions were reflected in prepaid insurance and accrued insurance at December 31, 2013 and 2012, respectively.

The Company’s workers’ compensation program has a $350 deductible component. The Company recognizes its obligations associated with this program in the period the claim is incurred. The cost of both the claims reported and claims incurred but not reported, up to the deductible, have been accrued based on historical claims experience, industry statistics and an actuarial analysis performed by an independent third party. The future claims payments related to the workers’ compensation program are secured by letters of credit. These letters of credit totaled $12,411 and $7,710 at December 31, 2013 and 2012.

As part of the terms of the acquisition of Addus HealthCare in 2006, all 2005 and prior workers’ compensation claims are the obligation of the former stockholders of Addus HealthCare. Approximately $1,039 in cash escrows and deposits were set-aside from the purchase price of Addus HealthCare as collateral for these 2005 and prior claims as of December 31, 2013. The outstanding loss reserves associated with the 2005 and prior workers’ compensation policies approximated $604 at December 31, 2013.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

8. Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2013	2012
Revolving credit loan	$—	$16,250
Term loan	—	208

Total	—	16,458
Less current maturities	—	(208)

Long-term debt	$—	$16,250

Senior Secured Credit Facility

The Company’s credit facility provides a $55,000 revolving line of credit expiring November 2, 2014 and includes a $15,000 sublimit for the issuance of letters of credit and previously included a $5,000 term loan that matured and was paid on January 5, 2013. Substantially all of the subsidiaries of Holdings are co-borrowers, and Holdings has guaranteed the borrowers’ obligations under the credit facility. The credit facility is secured by a first priority security interest in all of Holdings’ and the borrowers’ current and future tangible and intangible assets, including the shares of stock of the borrowers.

The availability of funds under the revolving credit portion of the credit facility, as amended, is based on the lesser of (i) the product of adjusted EBITDA, as defined, for the most recent 12-month period for which financial statements have been delivered under the credit facility agreement multiplied by the specified advance multiple, up to 3.25, less the outstanding senior indebtedness and letters of credit, and (ii) $55,000 less the outstanding revolving loans and letters of credit. Interest on the revolving line of credit and term loan amounts outstanding under the credit facility is payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 4.6% or the LIBOR rate for term periods of one, two, three or six months plus a margin of 4.6%. Interest on the credit facility is paid monthly on or at the end of the relevant interest period, as determined in accordance with the credit facility agreement. The Company pays a fee equal to 0.5% per annum of the unused portion of the revolving portion of the credit facility. Issued stand-by letters of credit are charged at a rate of 2.0% per annum payable monthly. The Company did not have any amounts outstanding on the credit facility as of December 31, 2013 and the total availability under the revolving credit loan facility was $42,600.

The credit facility contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The credit facility also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum fixed charge coverage ratio, a requirement to stay below a maximum senior leverage ratio and a requirement to stay below a maximum permitted amount of capital expenditures, as well as restrictions on guarantees, indebtedness, liens, dividends, distributions, investments and loans, subject to customary carve outs, restrictions on the Company’s ability to enter into transactions other than in the ordinary course of business, a restriction on the ability to consummate more than three acquisitions in any calendar year, or for the purchase price of any one acquisition to exceed $500, in each case without the consent of the lenders, restrictions on mergers, transfers of assets, acquisitions, equipment, subsidiaries and affiliate transactions, subject to customary carve outs, and restrictions on fundamental changes and lines of business. The Company was in compliance with all of its credit facility covenants at December 31, 2013.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

During the second quarter of 2012, the lenders under the credit facility agreed to a modified interpretation of the credit facility as it relates to the calculation of the fixed charge ratio, which provides the Company with increased flexibility in meeting this covenant. In order to obtain consent from the lender for the sale of the Home Health Business the Company agreed to work in good faith to negotiate and enter into an amendment to the credit to amend certain provisions including a reduction in the maximum revolving loan limit and revolving loan commitment.

The Company has received a commitment letter to renew the credit facility for a period of five years on essentially the same terms as the expiring facility. If executed the term of the new facility will expire in November 2, 2019.

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

9. Income Taxes

The current and deferred federal and state income tax provision (benefit), for continuing operations are comprised of the following:

	December 31,
	2013	2012	2011
Current
Federal	$2,926	$3,745	$2,863
State	435	792	319
Deferred
Federal	393	196	688
State	58	74	374

Provision (benefit) for income taxes	$3,812	$4,807	$4,244

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

The tax effects of certain temporary differences between the Company’s book and tax bases of assets and liabilities give rise to significant portions of the deferred income tax assets at December 31, 2013 and 2012. The deferred tax assets consisted of the following:

	December 31,
	2013	2012
Deferred tax assets
Current
Accounts receivable allowances	$1,664	$1,784
Accrued compensation	849	1,133
Accrued workers’ compensation	5,365	4,593
Other	923	395

Total current deferred tax assets	8,801	7,905
Deferred tax liabilities
Current
Prepaid insurance	(475)	(647)

Net deferred tax assets—current	8,326	7,258
Deferred tax assets
Long-term
Goodwill and intangible assets	—	1,577
Property and equipment	52	96
Reserves	1,295	—
Stock-based compensation	861	655

Total long-term deferred tax assets	2,208	2,328
Deferred tax liability
Long-term
Goodwill and intangible assets	(5,649)	—

Total long-term deferred tax liabilities	(3,441)	—

Total net deferred tax assets	$4,885	$9,586

Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax-planning strategies in making this assessment. Based on this assessment, management believes it is more likely than not that the Company will realize its deferred income tax assets as of December 31, 2013.

A reconciliation of the statutory federal tax rate of 35.0% to the effective income tax rate, for continuing operations, for the years ended December 31, 2013, 2012, and 2011 is summarized as follows:

	For the Year Ended December 31,
	2013	2012	2011
Federal income tax at statutory rate	35.0%	34.0%	34.0%
State and local taxes, net of federal benefit	5.2	5.9	5.3
Jobs tax credits, net (1)	(6.8)	(7.5)	(8.2)
Nondeductible meals and entertainment	0.4	(0.8)	0.7
Other	(8.3)	2.5	1.7

Effective income tax rate	25.5%	34.1%	33.5%

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

(1)	Included in the jobs tax credit for the year ended December 31, 2012 was a one-time benefit of a 2.4% reduction from the Company’s statutory tax rate for the jobs tax credits earned in 2012 but not recorded until 2013. The Federal employment opportunity tax credits were reinstated in 2013 and were not an allowable decuction in 2012.

The Company is subject to taxation in the jurisdictions in which it operates. The Company continues to remain subject to examination by U.S. federal authorities for the years 2009 through 2013 and for various state authorities for the years 2009 through 2013. As part of the acquisition of Addus HealthCare in 2006, the selling stockholders agreed to assume and indemnify the successor for any federal or state tax liabilities prior to the acquisition date.

The total amount of unrecognized tax benefits under ASC Topic 740 at December 31, 2013 was $115. If recognized, the entire amount would favorably impact the effective tax rate in future periods. Interest and penalties related to income tax liabilities are recognized in interest expense and general and administrative expenses, respectively. The Company does not anticipate a material change in its liabilities for uncertain tax positions during the next 12 months.

A summary of the activities associated with the Company’s reserve for unrecognized tax benefits is as follows:

Unrecognized Tax Benefits
Balance at December 31, 2011	$115
Increases related to current year tax positions	—

Balance at December 31, 2012	$115
Increases related to current year tax positions	—

Balance at December 31, 2013	$115

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

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

A summary of stock option activity and weighted average exercise price is as follows:

	For The Year Ended December 31,
	2013		2012		2011
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of period	596	$8.11	775	$7.69	588	$8.63
Granted	177	10.93	36	4.49	229	5.33
Exercised	(94)	9.09	(5)	4.53	—
Forfeited/Cancelled	(32)	7.89	(209)	6.02	(42)	7.93

Outstanding, end of period	647	$8.80	596	$8.11	775	$7.69

The following table summarizes stock options outstanding and exercisable at December 31, 2013:

	Outstanding			Exercisable
Exercise Price	Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$4.06 – $5.93	143	7.4	$4.59	74	7.2	$4.64
$9.26 – $23.22	504	5.4	9.93	324	3.3	9.36

	647	5.8	$8.80	398	4.1	$8.48

The Company historically used the Black-Scholes option pricing model to estimate the fair value of its stock based payment awards under its 2006 Plan, but beginning October 28, 2009 under its 2009 Plan it began using an enhanced Hull-White Trinomial model. The determination of the fair value of stock-based payments utilizing the Black-Scholes model and the Enhanced Hull-White Trinomial model is affected by Holdings’ stock price and a number of assumptions, including expected volatility, risk-free interest rate, expected term, expected dividends yield, expected forfeiture rate, expected turn-over rate, and the expected exercise multiple. Holdings did not have a history of market prices of its common stock as it was not a public company prior to the IPO, and as such management estimates volatility based on the volatilities of a peer group of publicly traded companies. The expected term of options is based on the Company’s estimate of when options will be exercised in the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of the Company’s awards. The dividend assumption is based on the Company’s history and expectation of not paying dividends. The expected turn-over rate represents the expected forfeitures due to employee turnover and is based on historical rates experienced by the Company. The expected exercise multiple represents the mean ratio of the stock price to the exercise price at which employees are expected to exercise their options.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

The weighted-average estimated fair value of employee stock options granted as calculated using the Black-Scholes model and the Enhanced Hull-White Trinomial model and the related assumptions follow:

	For the Year Ended December 31,
	2013 Grants	2012 Grants	2011 Grants
Weighted average fair value	$5.14	$2.09	$2.54
Risk-free discount rate	2.07% – 2.96%	1.59% – 1.95%	3.17%
Expected life	6.0 – 6.25 years	6.0 – 6.5 years	6.0 – 6.5 years
Dividend yield	—	—	—
Volatility	47%	42% – 51%	42% – 51%
Expected turn-over rate	5%	5%	5%
Expected exercise multiple	2.2	2.2	2.2

Stock option compensation expense, for continuing and discontinued operations, totaled $276, $181 and $254 for the three years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, there was $885 of total unrecognized compensation cost that is expected to be recognized over a period of five years.

The intrinsic value of vested and outstanding stock options was $5,570 and $6,936, respectively as of December 31, 2013. The intrinsic value of stock options exercised during the year ended December 31, 2013 was $288. There were 94 stock options exercised of which 67 were issued as part of a cashless exchange and 15 stock options exercised of which 5 were issued as part of a cashless exchange in 2013 and 2012, respectively.

Restricted Stock Awards

In 2013, management awarded 63 shares of restricted stock awards under the 2009 Plan with a weighted average grant date fair value of $9.61 per share. As of December 31, 2013, $472 of unearned compensation related to unvested awards of restricted stock will be recognized over the remaining vesting terms of the awards.

The following table summarizes the status of unvested restricted stock awards outstanding at December 31, 2013, 2012 and 2011:

	For The Year Ended December 31,
	2013		2012		2011
	Restricted Stock Awards	Weighted Average Grant Date Fair Value	Restricted Stock Awards	Weighted Average Grant Date Fair Value	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested restricted stock awards	42	$4.80	21	$5.95	6	$6.85
Awarded	63	9.61	44	4.48	24	5.63
Vested	(32)	4.65	(20)	5.14	(8)	5.64
Forfeited	(3)	5.32	(3)	5.93	(1)	5.93

Unvested restricted stock awards at December 31,	70	$9.13	42	$4.80	21	$5.95

The fair market value of restricted stock awards that vested during the year ended December 31, 2013 was $573.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

Restricted stock award compensation expense, for continuing and discontinued operations, totaled $239, $160 and $77 for the three years ended December 31, 2013, 2012 and 2011, respectively.

Shares available under the 2006 Plan and the 2009 Plan were 546 and 853, respectively, as of December 31, 2013. The Company does not plan on issuing any further grants under the 2006 Plan.

11. Operating Leases and Related Party Transactions

The Company leases its branch office space under various operating leases that expire at various dates through 2019. In addition to rent, the Company is typically responsible for taxes, maintenance, insurance and common area costs. A number of the office leases also contain escalation and renewal option clauses. Total rent expense on these office leases was $2,925, $3,380 and $3,495 for continuing and discontinued operations for the years ended December 31, 2013, 2012, and 2011, respectively. In connection with the sale of the Home Health Business, the Company entered into subleases for all or a portion of 13 of the Company’s leased properties and assigned nine leases to the purchasers. Assigned leases are not included in the schedule below.

The Company leases its corporate office space from a former member of its board of directors, who is also a stockholder of the Company, under the terms of an operating lease that expired in June 2013; this lease agreement is being operated on a month to month basis. Rental expense relating to this lease amounted to $483, $486 and $409 for the years ended December 31, 2013, 2012 and 2011, respectively.

During 2011, the Company entered into a lease for its telecom system under a five year operating lease that expires in May 2016. Total expense on the telecom lease for continuing and discontinued operations was $379, $285 and $62 for the years ended December 31, 2013, 2012 and 2011, respectively. The Company has entered into a lease for a new corporate headquarters with a third party and it expects to occupy the new space in or around May of 2014.

The following is a schedule of the future minimum payments, exclusive of taxes and other operating expenses, required under the Company’s operating leases. The payments owed with respect to the subleased properties have not been excluded from the table below because the Company remains liable for payments in the event that the sublessee does not make the required payment to the landlord.

Rent Amount
2014	$2,964
2015	2,656
2016	2,306
2017	1,680
2018	1,395
Thereafter	5,928

Total	$16,929

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

12. Stockholder’s Equity

2009 Stock Incentive Plan

In September 2009, the Company’s board of directors and stockholders adopted and approved the 2009 Plan. The 2009 Plan when established provided for the grant of 750 incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, deferred stock units, restricted stock units, other stock units and performance shares. In May 2013, the Company’s Board of Directors and stockholders approved an increase in the number of incentive stock options to 1,500 which was approved by the stockholders at the 2013 Annual Meeting.

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

14. Employee Benefit Plans

The Company’s 401(k) Retirement Plan covers all non-union employees. The 401(k) plan is a defined contribution plan that provides for matching contributions by the Company. Matching contributions are discretionary and subject to change by management. Under the provisions of the 401(k) plan, employees can contribute up to the maximum percentage and limits allowable under the Internal Revenue Code of 1986. The Company provided a matching contribution, equal to 6.0% of the employees’ contributions, totaling $46, $44, and $49 for continuing and discontinued operations for the year ended December 31, 2013, 2012, and 2011, respectively.

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

16. Significant Payors

A substantial portion of the Company’s net service revenues and accounts receivables are derived from services performed for federal, state and local governmental agencies. One state governmental agency represented 59%, 57% and 51% of the Company’s net service revenues for 2013, 2012, and 2011, respectively.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

The related receivables due from Medicare and the state agency represented 1% and 66% of the Company’s accounts receivable at December 31, 2013, respectively, and 7% and 69% of the Company’s accounts receivable at December 31, 2012, respectively.

17. Concentration of Cash

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash. The Company maintains cash with financial institutions which, at times, may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk on cash.

18. Unaudited Summarized Quarterly Financial Information

The following is a summary of the Company’s unaudited quarterly results of operations (amounts and shares in thousands, except per share data):

	Year Ended December 31, 2013				Year Ended December 31, 2012
	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
Net service revenues	$69,882	$67,306	$65,755	$62,998	$63,775	$61,211	$60,440	$58,889
Gross profit	18,102	17,226	16,613	15,798	17,537	15,683	15,807	15,024

Operating income from continuing operations	3,476	4,263	3,980	3,742	5,261	3,867	3,217	3,318

Net income from continuing operations	3,124	2,770	2,582	2,687	3,503	2,204	1,835	1,746
Earnings (loss) from discontinued operations	(2,239)	(203)	(150)	10,574	242	(407)	(371)	(1,117)

Net income (loss)	$885	$2,567	$2,432	$13,261	$3,745	$1,797	$1,464	$629

Average shares outstanding:
Basic	10,826	10,787	10,785	10,778	10,772	10,761	10,761	10,756
Diluted	11,075	11,071	11,016	10,845	10,807	10,773	10,785	10,760
Income (loss) per common share:
Basic net income per share
Continuing operations	$0.29	$0.26	$0.24	$0.25	$0.33	$0.20	$0.17	$0.16
Discontinued operations	(0.21)	(0.02)	(0.01)	0.98	0.02	(0.03)	(0.03)	(0.10)

Basic net income per share	$0.08	$0.24	$0.23	$1.23	$0.35	$0.17	$0.14	$0.06

Diluted net income per share
Continuing operations	$0.28	$0.25	$0.23	$0.25	$0.33	$0.20	$0.17	$0.16
Discontinued operations	(0.20)	(0.02)	(0.01)	0.98	0.02	(0.03)	(0.03)	(0.10)

Diluted net income per share	$0.08	$0.23	$0.22	$1.23	$0.35	$0.17	$0.14	$0.06

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts and shares in thousands, except per share data)—(Continued)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE II

(in thousands)

Allowance for doubtful accounts	Balance at beginning of period	Additions/ charges	Deductions*	Balance at end of period
Year ended December 31, 2013
Allowance for doubtful accounts	$4,466	3,020	3,346	$4,140
Year ended December 31, 2012
Allowance for doubtful accounts	$7,189	2,877	5,600	$4,466
Year ended December 31, 2011
Allowance for doubtful accounts	$6,723	4,275	3,809	$7,189

*	Write-offs, net of recoveries

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Addus HomeCare Corporation dated as of November 2, 2009 (filed on November 20, 2009 as Exhibit 3.1 to Addus HomeCare Corporation’s Quarterly Report on Form 10-Q and incorporated by reference herein)

3.2	Amended and Restated Bylaws of Addus HomeCare Corporation (filed on September 21, 2009 as Exhibit 3.5 to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

4.1	Form of Common Stock Certificate (filed on October 2, 2009 as Exhibit 4.1 to Amendment No. 4 to the Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

4.2	Registration Rights Agreement, dated September 19, 2006, by and among Addus HomeCare Corporation, Eos Capital Partners III, L.P., Eos Partners SBIC III, L.P., Freeport Loan Fund LLC, W. Andrew Wright, III, Addus Term Trust, W. Andrew Wright Grantor Retained Annuity Trust, Mark S. Heaney, James A. Wright and Courtney E. Panzer (filed on July 17, 2009 as Exhibit 4.2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.1	Separation and General Release Agreement, dated as of September 20, 2009, between Addus HealthCare, Inc. and W. Andrew Wright, III (filed on September 21, 2009 as Exhibit 10.1(b) to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.2	Amended and Restated Employment and Non-Competition Agreement, dated May 6, 2008, between Addus HealthCare, Inc. and Mark S. Heaney (filed on July 17, 2009 as Exhibit 10.2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.3	Amendment to the Amended and Restated Employment and Non-Competition Agreement, dated September 30, 2009, between Addus HealthCare, Inc. and Mark S. Heaney (filed on October 2, 2009 as Exhibit 10.2(a) to Amendment No. 4 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.4	Employment Agreement, dated November 29, 2010, by and between Addus HealthCare, Inc. and Dennis Meulemans (filed on December 1, 2010 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.5	Amended and Restated Employment and Non-Competition Agreement, dated August 27, 2007, between Addus HealthCare, Inc. and Darby Anderson (filed on July 17, 2009 as Exhibit 10.4 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.6	Amendment to the Amended and Restated Employment and Non-Competition Agreement, dated September 30, 2009, between Addus HealthCare, Inc. and Darby Anderson (filed on October 2, 2009 as Exhibit 10.4(a) to Amendment No. 4 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.7	Addus HealthCare, Inc. Home Health and Home Care Division Vice President and Regional Director Bonus Plan (filed on July 17, 2009 as Exhibit 10.10 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.8	Addus HealthCare, Inc. Support Center Vice President and Department Director Bonus Plan (filed on July 17, 2009 as Exhibit 10.11 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

Exhibit Number	Description of Document

10.9	Addus Holding Corporation 2006 Stock Incentive Plan (filed on July 17, 2009 as Exhibit 10.12 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.10	Director Form of Option Award Agreement under the 2006 Stock Incentive Plan (filed on July 17, 2009 as Exhibit 10.13 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.11	Executive Form of Option Award Agreement under the 2006 Stock Incentive Plan (filed on July 17, 2009 as Exhibit 10.14 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.12	Form of Indemnification Agreement (filed on July 17, 2009 as Exhibit 10.16 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.13	License Agreement, dated March 24, 2006, between McKesson Information Solutions, LLC and Addus HealthCare, Inc. (filed on August 26, 2009 as Exhibit 10.17 to Amendment No. 1 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.14	Contract Supplement to the License Agreement, dated March 24, 2006 (filed on August 26, 2009 as Exhibit 10.17(a) to Amendment No. 1 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.15	Contract Supplement to the License Agreement, dated March 28, 2006 (filed on August 26, 2009 as Exhibit 10.17(b) to Amendment No. 1 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.16	Amendment to License Agreement, dated March 28, 2006, between McKesson Information Solutions, LLC and Addus HealthCare, Inc. (filed on August 26, 2009 as Exhibit 10.17(c) to Amendment No. 1 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.17	Lease, dated April 1, 1999, between W. Andrew Wright, III and Addus HealthCare, Inc. (filed on July 17, 2009 as Exhibit 10.18 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.18	First Amendment to Lease, dated as of April 1, 2002, between W. Andrew Wright, III and Addus HealthCare, Inc. (filed on July 17, 2009 as Exhibit 10.18(a) to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.19	Second Amendment to Lease, dated as of September 19, 2006, between W. Andrew Wright, III and Addus HealthCare, Inc. (filed on July 17, 2009 as Exhibit 10.18(b) to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.20	Third Amendment to Lease, dated as of September 1, 2008, between W. Andrew Wright, III and Addus HealthCare, Inc. (filed on July 17, 2009 as Exhibit 10.18(c) to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.21	Addus HomeCare Corporation 2009 Stock Incentive Plan (filed on September 21, 2009 as Exhibit 10.20 to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.22	Form of Incentive Stock Option Award Agreement under the 2009 Stock Incentive Plan (filed on September 21, 2009 as Exhibit 10.20(a) to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.23	Form of Restricted Stock Award Agreement under the 2009 Stock Incentive Plan (filed on September 21, 2009 as Exhibit 10.20(b) to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

Exhibit Number	Description of Document

10.24	Loan and Security Agreement, dated as of November 2, 2009, by and among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation and Professional Reliable Nursing Service, Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions that are or may from time to time become parties thereto, and Addus HomeCare Corporation, as guarantor (filed on November 5, 2009 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.25	Consent and Amendment No. 1 to the Loan and Security Agreement, dated as of March 18, 2010, by and among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation and Professional Reliable Nursing Service, Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions that are or may from time to time become parties thereto, and Addus HomeCare Corporation, as guarantor (filed on March 18, 2010 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.26	Joinder, Consent and Amendment No. 2 to Loan and Security Agreement, dated as of July 26, 2010, by and among Addus HealthCare, Inc., Addus HealthCare (South Carolina), Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation and Professional Reliable Nursing Service, Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions that are or may from time to time become parties thereto, and Addus HomeCare Corporation, as guarantor (filed on July 27, 2010 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.27	Joinder, Consent and Amendment No. 3 to the Loan and Security Agreement, dated as of March 24, 2011, by and among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation and Professional Reliable Nursing Service, Inc., Addus HealthCare (South Carolina), Inc. Addus HealthCare (Delaware), Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions that are or may from time to time become parties thereto, and Addus HomeCare Corporation, as guarantor (filed on May 25, 2011 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated herein by reference)

10.28	Amendment No. 4 to Loan and Security Agreement, dated as of July 26, 2011, effective as of June 30, 2011, by and among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation, Professional Reliable Nursing Service, Inc., Addus HealthCare (South Carolina), Inc., Addus HealthCare (Delaware), Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions from time to time parties thereto, and Addus HomeCare Corporation, as guarantor (filed on July 29, 2011 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated herein by reference)

Exhibit Number	Description of Document

10.29	Amendment No. 2 to Employment and Non-Competition Agreement, dated November 17, 2011, by and between Addus HealthCare, Inc. and Mark S. Heaney (filed on November 23, 2011 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated herein by reference)

10.30	Amendment No. 5 to Loan and Security Agreement, dated as of March 2, 2012, by and among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation, Professional Reliable Nursing Service, Inc., Addus HealthCare (South Carolina), Inc., Addus HealthCare (Delaware), Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions from time to time parties thereto, and Addus HomeCare Corporation, as guarantor (filed on March 16, 2012 as Exhibit 10.41 to Addus HomeCare Corporation’s Annual Report on Form 10-K and incorporated herein by reference)

10.31	Summary of Independent Director Compensation Policy (filed on March 16, 2012 as Exhibit 10.42 to Addus HomeCare Corporation’s Annual Report on Form 10-K and incorporated herein by reference)

10.32	The Executive Nonqualified “Excess” Plan Adoption Agreement, by Addus HealthCare, Inc., dated April 1, 2012 (filed on April 5, 2012 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.33	The Executive Nonqualified Excess Plan Document, dated April 1, 2012 (filed on April 5, 2012 as Exhibit 99.2 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated herein by reference)

10.34	Employment Agreement, effective June 18, 2012, by and between Addus Healthcare, Inc. and Inna Berkovich (filed on June 20, 2012 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated herein by reference)

10.35	Asset Purchase Agreement, dated as of February 7, 2013, by and among Addus HealthCare, Inc., its subsidiaries identified therein, LHC Group, Inc. and its subsidiaries identified therein (filed on March 6, 2013 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

21.1	Subsidiaries of the Addus HomeCare Corporation (filed on March 28, 2011 as Exhibit 22.1 to Addus HomeCare Corporation’s Annual Report on Form 10-K and incorporated herein by reference)

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

Exhibit Number	Description of Document

101	The following materials from Addus HomeCare Corporation’s Annual Report on Form 10-K for the years ended December 31, 2013, formatted in Extensive Business Reporting Language (XBRL), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith