Form 10-Q
period 2014-03-31
Addus HomeCare Corp
filed 2014-05-07
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                             to

Commission file number 001-34504

ADDUS HOMECARE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-5340172
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2300 Warrenville Rd. Downers Grove, IL	60515
(Address of principal executive offices)	(Zip code)

630-296-3400

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock $0.001 par value

Shares outstanding at April 18, 2014: 10,951,053

ADDUS HOMECARE CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2014 and December 31, 2013

(amounts and shares in thousands, except per share data)

	(Unaudited)	(Audited)
	March 31, 2014	December 31, 2013
Assets

Current assets
Cash	$16,965	$15,565
Accounts receivable, net of allowances of $4,210 and $4,140 at March 31, 2014 and December 31, 2013, respectively	59,042	61,354
Prepaid expenses and other current assets	4,795	6,235
Deferred tax assets	8,326	8,326

Total current assets	89,128	91,480

Property and equipment, net of accumulated depreciation and amortization	3,897	2,634

Other assets
Goodwill	59,986	60,026
Intangibles, net of accumulated amortization	8,538	8,762
Investments in joint ventures	900	900
Other assets	93	132

Total other assets	69,517	69,820

Total assets	$162,542	$163,934

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,715	$4,633
Accrued expenses	38,834	41,945
Deferred revenue	5	59

Total current liabilities	42,554	46,637

Deferred tax liabilities	3,441	3,441

Total liabilities	$45,995	$50,078

Stockholders’ equity
Common stock—$.001 par value; 40,000 authorized and 10,953 and 10,913 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	$11	$11
Additional paid-in capital	83,409	83,072
Retained earnings	33,127	30,773

Total stockholders’ equity	116,547	113,856

Total liabilities and stockholders’ equity	$162,542	$163,934

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2014 and 2013

(amounts and shares in thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Net service revenues	$71,683	$62,998
Cost of service revenues	53,015	47,200

Gross profit	18,668	15,798

General and administrative expenses	14,403	11,510
Depreciation and amortization	495	546

Total operating expenses	14,898	12,056

Operating income from continuing operations	3,770	3,742

Interest income	(2)	—
Interest expense	156	208

Total interest expense, net	154	208

Income from continuing operations before income taxes	3,616	3,534
Income tax expense	1,262	847

Net income from continuing operations	2,354	2,687

Discontinued operations:
(Loss) from home health business	—	(537)
Gain on sale of home health business, net of tax	—	11,111

Earnings from discontinued operations	—	10,574

Net income	$2,354	$13,261

Net income per common share
Basic income per share
Continuing operations	$0.22	$0.25
Discontinued operations	—	0.98

Basic income per share	$0.22	$1.23

Diluted income per share
Continuing operations	$0.21	$0.25
Discontinued operations	—	0.98

Diluted income per share	$0.21	$1.23

Weighted average number of common shares and potential common shares outstanding:
Basic	10,850	10,778
Diluted	11,110	10,845

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2014

(amounts and shares in thousands)

(Unaudited)

	Common Stock		Additional Paid in	Retained	Total Stockholder
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2013	10,913	$11	$83,072	$30,773	$113,856
Stock-based compensation	—	—	123	—	123
Shares issued	40	0	214	—	214
Net income	—	—	—	2,354	2,354

Balance at March 31, 2014	10,953	$11	$83,409	$33,127	$116,547

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2014 and 2013

(amounts and shares in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$2,354	$13,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	495	546
Deferred income taxes	—	5,425
Stock-based compensation	123	105
Amortization of debt issuance costs	39	47
Provision for doubtful accounts	1,170	813
Gain on sale of home health business	—	(18,838)
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	1,142	9,850
Prepaid expenses and other current assets	1,440	1,649
Other assets	(10)	—
Accounts payable	(918)	701
Accrued expenses	(3,111)	(391)
Deferred revenue	(54)	(143)

Net cash provided by operating activities	2,670	13,025

Cash flows from investing activities:
Net proceeds from sale of Home Health Business	—	19,659
Purchases of property and equipment	(1,484)	(179)

Net cash (used in) provided by investing activities	(1,484)	19,480

Cash flows from financing activities:
Net repayments on term loan	—	(208)
Cash received from exercise of stock options	214	—
Net payments on revolving credit loan	—	(16,250)

Net cash provided by (used in) financing activities	214	(16,458)

Net change in cash	1,400	16,047
Cash, at beginning of period	15,565	1,737

Cash, at end of period	$16,965	$17,784

Supplemental disclosures of cash flow information:
Cash paid for interest	$156	$213
Cash paid for income taxes	2,116	880
Supplemental disclosures of non-cash investing and financing activities
Tax benefit related to the amortization of tax goodwill in excess of book basis	40	40

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

Revenue Recognition

The Company generates net service revenues by providing services directly to consumers. The Company receives payments for providing services from federal, state and local governmental agencies, commercial insurers and private individuals. Our continuing operations, which includes the results of operations previously included in our home and community segment and agencies in three states previously included in our home health segment, are principally provided based on authorized hours, determined by the relevant agency, at an hourly rate specified in agreements or fixed by legislation and recognized as revenues at the time services are rendered. Home and community based service revenues are reimbursed by state, local and other governmental programs which are partially funded by Medicaid or Medicaid waiver programs, with the remainder reimbursed through private duty and insurance programs.

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

Goodwill

The Company’s carrying value of goodwill is the residual of the purchase price over the fair value of the net assets acquired from various acquisitions including the acquisition of Addus HealthCare, Inc. (“Addus HealthCare”). In accordance with Accounting Standards Codification (“ASC”) Topic 350, “Goodwill and Other Intangible Assets” goodwill and intangible assets with indefinite useful lives are not amortized. The Company tests goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. The Company may use a qualitative test, known as “Step 0” or a two-step quantitative method to determine whether impairment has occurred. In Step 0, the Company can elect to perform an optional qualitative analysis and based on the results skip the two step analysis. In 2013 and 2012, the Company elected to implement Step 0 and was not required to conduct the remaining two step analysis.

Intangible Assets

The Company’s identifiable intangible assets consist of customer and referral relationships, trade names, trademarks, state licenses and non-compete agreements. Amortization is computed using straight-line and accelerated methods based upon the estimated useful lives of the respective assets, which range from two to 25 years.

Intangible assets with finite lives are amortized using the estimated economic benefit method over the useful life and assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company would recognize an impairment loss when the estimated future non-discounted cash flows associated with the intangible asset is less than the carrying value. An impairment change would then be recorded for the excess of the carrying value over the fair value. The Company estimates the fair value of these intangible assets using the income approach. No impairment charge was recorded for the three months ended March 31, 2014 or 2013.

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

We also have indefinite-lived intangible assets that are not subject to amortization expense such as certificates of need and licenses to conduct specific operations within geographic markets. Our management has concluded that certificates of need and licenses have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and we intend to renew and operate the certificates of need and licenses indefinitely. The certificates of need and licenses are tested annually for impairment. No impairment was recorded for the three months ended March 31, 2014 or 2013.

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

Interest Income

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the statement of operations as interest income. The Company did not receive any prompt payment interest for the three months ended March 31, 2014 or 2013.

While the Company may be owed additional prompt payment interest, the amount and timing of receipt of such payments remains uncertain and the Company has determined that it will continue to recognize prompt payment interest income when received.

Interest Expense

The Company’s interest expense consists of interest costs on its credit facility and other debt instruments.

Income Tax Expense

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

Included in the Company’s calculation for the three months ended March 31, 2014 were 607 stock options outstanding, of which 239 were dilutive. In addition, there were 53 restricted stock awards outstanding, 21 of which were dilutive for the three months ended March 31, 2014.

Included in the Company’s calculation for the three months ended March 31, 2013 were 715 stock options outstanding, of which 517 were out-of-the-money and therefore anti-dilutive. In addition, there were 95 restricted stock awards outstanding, 18 of which were dilutive for the three months ended March 31, 2013.

Estimates

The financial statements are prepared by management in conformity with Generally Accepted Accounting Principles, “GAAP”, and include estimated amounts and certain disclosures based on assumptions about future events. Accordingly, actual results could differ from those estimates.

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

2. Discontinued Operations

During December 2012, in anticipation of the sale of substantially all of the assets used in its home health business (the “Home Health Business”), the Company reported the operating results of the Home Health Business as discontinued operations in accordance with ASC 360-10-45, “ Impairment or Disposal of Long-Lived Assets.” On February 7, 2013, the Company entered into the Home Health Purchase Agreement, pursuant to which subsidiaries of LHC Group, Inc. agreed to acquire substantially all the assets of the Home Health Business in Arkansas, Nevada and South Carolina and 90% of the Home Health Business in California and Illinois, with the Company retaining 10% ownership in such locations, for cash consideration of $20,000. The transaction was consummated effective March 1, 2013. In addition, the results of operations for an agency in Pennsylvania that was sold on December 30, 2013 and an agency in Idaho that was closed on November 30, 2012 are included in discontinued operations.

The Company has included the financial results of the Home Health Business in discontinued operations for all periods presented. In connection with the discontinued operations presentation, certain financial statement footnotes have also been updated to reflect the impact of discontinued operations.

The following table presents the net service revenues and earnings attributable to discontinued operations, which include the financial results for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,
	2014	2013
Net service revenues	$—	$6,476

Loss before income taxes	—	(911)
Income tax benefit	—	(374)

Net loss from discontinued operations	—	(537)

The following table presents the net gain on the sale of the Home Health Business, which was recorded March 1, 2013.

Gain before income taxes	$18,838
Income tax benefit	(7,727)

Net income from discontinued operations	11,111

Pursuant to the Home Health Purchase Agreement, the Company retained $120 and $625 of accounts receivable, net as of March 31, 2014 and December 31, 2013. In addition, the Company retained the related accrued expenses and accounts payable associated with the Home Health Business as of March 31, 2014 and December 31, 2013.

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

The Company can elect to perform Step-0 an optional qualitative analysis and based on the results skip the remaining two steps. In 2013 and 2012, the Company elected to implement Step 0 and was not required to conduct the remaining two step analysis. In performing its goodwill assessment for 2013 and 2012, the Company evaluated the following factors that affect future business performance: macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, entity-specific events, reporting unit factors and company stock price. As a result of these assessments of these qualitative factors, the Company concluded that it was more likely than not that the fair values of the reporting unit goodwill as of December 31, 2013 exceed the carrying values of the unit. Accordingly, the first and second steps of the goodwill impairment test as described in ASC 350-20-35, which includes estimating the fair values of the Company, were not considered necessary.

The Company did not record any impairment charges for the three months ended March 31, 2014 or 2013. The Company will perform its annual impairment test for fiscal 2014 during the fourth quarter of 2014.

The following is a summary of the goodwill activity for the three months ended March 31, 2014:

Goodwill, at December 31, 2013	$60,026
Adjustments to previously recorded goodwill	(40)

Goodwill, at March 31, 2014	$59,986

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

The Company also has indefinite-lived assets that are not subject to amortization expense such as certificates of need and licenses to conduct specific operations within geographic markets. The Company has concluded that certificates of need and licenses have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and the Company intends to renew and operate the certificates of need and licenses indefinitely. The certificates of need and licenses are tested annually for impairment using the cost approach. Under this method assumptions are made about the cost to replace the certificates of need. No impairment charges were recorded in the three months ended March 31, 2014 and 2013.

The carrying amount and accumulated amortization of each identifiable intangible asset category consisted of the following for continuing and discontinued operations at March 31, 2014 and December 31, 2013:

	Customer and referral relationships	Trade names and trade marks	State Licenses	Non-competition agreements	Total
Gross balance at December 31, 2013	$26,346	$5,281	$150	$1,508	$33,285
Accumulated amortization	(21,138)	(2,995)	—	(390)	(24,523)

Net Balance at December 31, 2013	5,208	2,286	150	1,118	8,762

Gross balance at January 1, 2014	26,346	5,281	150	1,508	33,285
Additions	50	—	—	—	50
Accumulated amortization	(21,363)	(3,044)	—	(390)	(24,797)

Net Balance at March 31, 2014	$5,033	$2,237	$150	$1,118	$8,538

Amortization expense for continuing and discontinued operations related to the identifiable intangible assets amounted to $274 and $339 for the three months ended March 31, 2014 and 2013, respectively. Goodwill and state licenses are not amortized pursuant to ASC Topic 350.

4. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consisted of the following:

	March 31, 2014	December 31, 2013
Prepaid health insurance	$2,429	$3,192
Prepaid workers’ compensation and liability insurance	579	1,173
Prepaid rent	469	455
Workers’ compensation insurance receivable	311	821
Other	1,007	594

	$4,795	$6,235

Accrued expenses consisted of the following:

	March 31, 2014	December 31, 2013
Accrued payroll	$13,983	$12,932
Accrued workers’ compensation insurance	12,974	13,347
Accrued health insurance	3,240	3,731
Indemnification reserve (1)	1,855	3,224
Accrued payroll taxes	2,132	1,755
Accrued professional fees	1,296	1,319
Amounts due to LHCG (2)	942	2,196
Current portion of contingent earn-out obligation (3)	1,100	1,100
Other	1,312	2,341

	$38,834	$41,945

(1)	As a condition of the sale of the Home Health Business to LHC Group. Inc. (“LHCG”) the Company is responsible for any adjustments to Medicare and Medicaid billings prior to the closing. In connection with an internal evaluation of the Company’s billing processes, it discovered documentation errors in a number of claims that it had submitted to Medicare. Consistent with applicable law, the Company voluntarily remitted $1,840 to the government in March 2014. The Company, using its best judgment, has estimated a total of $1,855 for billing adjustments remaining.
(2)	Amounts due to LHCG pursuant to a billing services arrangement between the Company and LHCG.
(3)	The Company acquired certain assets of Coordinated Home Health Care on December 1, 2013. The purchase agreement for the acquisition contained a provision for earn-out payments. The contingent earn-out obligation has been recorded at its fair value of $1,100, which is the present value of the Company’s obligation of up to $2,250 based on probability- weighted estimates of the achievement of certain performance targets.

The Company provides health insurance coverage to qualified union employees providing home and community based services in Illinois through a Taft-Hartley multi-employer health and welfare plan under Section 302(c)(5) of the Labor Management Relations Act of 1947. The Company’s insurance contributions equal the amount reimbursed by the State of Illinois. Contributions are due within five business days from the date the funds are received from the State. Amounts due of $2,420 and $3,163 for health insurance reimbursements and contributions were reflected in prepaid insurance and accrued insurance at March 31, 2014 and December 31, 2013, respectively.

5. Long-Term Debt

The Company had no long-term debt outstanding as of March 31, 2014 and December 31, 2013.

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

The availability of funds under the revolving credit portion of the credit facility, as amended, is based on the lesser of (i) the product of adjusted EBITDA, as defined in the credit agreement facility, for the most recent 12-month period for which financial statements have been delivered under the credit facility agreement multiplied by the specified advance multiple, up to 3.25, less the outstanding senior indebtedness and letters of credit, and (ii) $55,000 less the outstanding revolving loans and letters of credit. Interest on the revolving line of credit and term loan amounts outstanding under the credit facility is payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 4.6% or the LIBOR rate for term periods of one, two, three or six months plus a margin of 4.6%. Interest on the credit facility is paid monthly on or at the end of the relevant interest period, as determined in accordance with the credit facility agreement. The Company pays a fee equal to 0.5% per annum of the unused portion of the revolving portion of the credit facility. Issued stand-by letters of credit are charged at a rate of 2.0% per annum payable monthly. The Company did not have any amounts outstanding on the credit facility and the total availability under the revolving credit loan facility was $42,600 as of March 31, 2014 and December 31, 2013.

The credit facility contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The credit facility also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum fixed charge coverage ratio, a requirement to stay below a maximum senior leverage ratio and a requirement to stay below a maximum permitted amount of capital expenditures, as well as restrictions on guarantees, indebtedness, liens, dividends, distributions, investments and loans, subject to customary carve outs, restrictions on the Company’s ability to enter into transactions other than in the ordinary course of business, a restriction on the ability to consummate more than three acquisitions in any calendar year, or for the purchase price of any one acquisition to exceed $500, in each case without the consent of the lenders, restrictions on mergers, transfers of assets, acquisitions, equipment, subsidiaries and affiliate transactions, subject to customary carve outs, and restrictions on fundamental changes and lines of business. The Company was in compliance with all of its credit facility covenants at March 31, 2014 and December 31, 2013.

The Company has received a commitment letter to renew the credit facility for a period of five years on essentially the same terms as the expiring facility. If executed the term of the new facility will expire in November 2, 2019.

6. Income Taxes

A reconciliation of the continuing operations statutory federal tax rate of 35% for the three months ended March 31, 2014 and 2013 is summarized as follows:

	Three Months Ended March 31,
	2014	2013
Federal income tax at statutory rate	35.0%	35.0%
State and local taxes, net of federal benefit	6.0	6.1
Jobs tax credits, net (1)	(6.7)	(18.9)
Nondeductible meals and entertainment	0.6	1.8

Effective income tax rate	34.9%	24.0%

(1)

Included in the jobs tax credit for the three months ended March 31, 2013 was a one-time benefit of a 14.7% reduction from our statutory tax rate for the jobs tax credits earned in 2012 but not recorded until 2013. The Federal employment opportunity tax credits were reinstated in 2013 and were not an allowable deduction in 2012.

7. Segment Data

The Company historically segregated its results into two distinct reporting segments: the home & community segment and the home health segment. As a result of the sale of the Home Health Business, the Company has reported the operating results for the Home Health Business in discontinued operations. Therefore, all of the Company’s operations are reported as one operating segment.

8. Commitments and Contingencies

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

9. Significant Payors

A substantial portion of the Company’s net service revenues and accounts receivables are derived from services performed for federal, state and local governmental agencies. One state governmental agency accounted for 55.1% and 59.5% of the Company’s net service revenues for the three months ended March 31, 2014 and 2013, respectively.

The related receivables due from Medicare and the state agency represented 0% and 64%, respectively, of the Company’s accounts receivable at March 31, 2014, and 1% and 66%, respectively, of the Company’s accounts receivable at December 31, 2013.

10. Concentration of Cash

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

Overview

We are a comprehensive provider of home and community based services, primarily social in nature, provided in the home, and focused on the dual eligible population. Our services include personal care and assistance with activities of daily living, and adult day care. Our consumers are individuals with special needs who are at risk of hospitalization or institutionalization, such as the elderly, chronically ill and disabled. Our payor clients include federal, state and local governmental agencies, commercial insurers and private individuals. We provide home and community based services through over 128 locations across 23 states to over 29,000 consumers.

Effective March 1, 2013, we sold substantially all of the assets used in our Home Health Business in Arkansas, Nevada and South Carolina, and 90% of the Home Health Business in California and Illinois, to LHCG for a cash purchase price of approximately $20 million. We retained a 10% ownership interest in the Home Health Business in California and Illinois. The assets sold included 19 home health agencies and two hospice agencies in five states. On December 30, 2013 we sold one home health agency in Pennsylvania for $0.2 million. In November 2012, we ceased operations in a home health agency located in Idaho and abandoned efforts to sell this location in December 2013. Through our former home health agencies, we previously provided physical, occupational and speech therapy, as well as skilled nursing services, to pediatric, adult infirm and elderly patients. The results of the Home Health Business sold or held for sale are reflected as discontinued operations for all periods presented herein. Continuing operations include the results of operations previously included in our home & community segment and three agencies previously included in our home health segment. Following the sale of the Home Health Business, we manage and internally report our business in one segment.

We believe the sale of the Home Health Business positions us for future growth by allowing us to focus both management and financial resources to address changes in the home and community based services industry and to address the needs of managed care organizations as they become responsible for state sponsored programs. We have improved our capital structure and liquidity and are concentrating our efforts on the business that is growing and providing all of our profitability and disposing of the business that was unprofitable. We have improved our overall financial position by eliminating our debt and adding substantial amounts in cash reserves to our balance sheet. A summary of our results for the three months ended March 31, 2014 and 2013 are provided in the tables below:

	For the Three Months Ended March 31,
	2014	2013
Net service revenues – continuing operations	$71,683	$62,998
Net service revenues – discontinued operations	—	6,476
Net income from continuing operations	2,354	2,687
Earnings from discontinued operations	—	10,574
Net income	$2,354	$13,261

Total assets	$162,542	$151,350

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

We acquired two home and community based businesses during 2013 and the first quarter of 2014 to further our presence in both existing states and to expand into new states. On November 1, 2013 we acquired two agencies located in South Carolina from the Medi Home Private Care Division of Medical Services of America, Inc. On January 24, 2014, we acquired an additional four agencies located in Tennessee and two agencies located in Ohio from the Medi Home Private Care Division of Medical Services of America, Inc. On December 1, 2013 we acquired the assets of Coordinated Home Health Care, LLC, a personal care business located in New Mexico, which included sixteen offices located in southern New Mexico. The combined purchase price for the foregoing acquisitions was $12.3 million at the close and a maximum of $2.3 million in future cash based on certain performance. The related acquisitions costs were $0.7 million for the Medi Home Private Care Division of Medical Services of America, Inc. and Coordinated Home Health Care, LLC deal.

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

As of March 31, 2014, we provided our home and community based services in 128 locations across 23 states. For the year ended December 31, 2013, we provided our home and community based services in 121 locations across 21 states.

Our payor clients are principally federal, state and local governmental agencies. The federal, state and local programs under which they operate are subject to legislative, budgetary and other risks that can influence reimbursement rates. Our commercial insurance carrier payor clients are typically for profit companies and are continuously seeking opportunities to control costs. We are anticipating a transition of business with government payors to managed care organizations and are seeking to grow our business with them as well as our private duty business.

For the three months ended March 31, 2014 and 2013 our payor revenue mix for continuing operations was:

	Three Months Ended March 31,
	2014	2013
State, local and other governmental programs	95.4%	95.0%
Commercial	3.9	1.1
Private duty	0.7	3.9

	100.0%	100.0%

We derive a significant amount of our net service revenues from our continuing operations in Illinois, which represented 61.5% and 65.5% of our total net service revenues from continuing operations for the three months ended March 31, 2014 and 2013, respectively.

A significant amount of our net service revenues from continuing operations are derived from one payor client, the Illinois Department on Aging, which accounted for 55.1% and 59.5% of our total net service revenues from continuing operations for the three months ended March 31, 2014 and 2013, respectively.

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

Interest Income

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the statement of operations as interest income. While we may be owed additional prompt payment interest, the amount and timing of receipt of such payments remains uncertain and we have determined that we will continue to recognize prompt payment interest income when received. The state amended its prompt payment interest terms, effective July 1, 2011, which changed the measurement period for outstanding invoices from a 60-day to a 90-day outstanding period. We believe this change in terms will reduce future amounts paid for prompt payment interest.

Interest Expense

Interest expense from continuing operations consists of interest costs on our credit facility and other debt instruments.

Income Tax Expense

All of our income from continuing operations is from domestic sources. We incur state and local taxes in states in which we operate. The differences from the federal statutory rate of 35.0% in 2014 and 2013 are principally due to state taxes and the use of federal employment tax credits.

Discontinued Operations

Discontinued operations consists of the results of operations, net of tax for our Home Health Business that was sold effective March 1, 2013 and the results of operations for an agency in Pennsylvania that was sold on December 30, 2013 and an agency in Idaho that was closed in November 2012.

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

The following table sets forth, for the periods indicated, our unaudited consolidated results of operations.

	For the Three Months Ended March 31,
	2014		2013		Change
	Amount	% Of Net Service Revenues	Amount	% Of Net Service Revenues	Amount	%
	(in thousands, except percentages)
Net service revenues	$71,683	100.0%	$62,998	100.0%	$8,685	13.8%
Cost of service revenues	53,015	74.0	47,200	74.9	5,815	12.3

Gross profit	18,668	26.0	15,798	25.1	2,870	18.2
General and administrative expenses	14,403	20.1	11,510	18.3	2,893	25.1
Depreciation and amortization	495	0.7	546	0.9	(51)	(9.3)

Total operating expenses	14,898	20.8	12,056	19.1	2,842	23.6

Operating income from continuing operations	3,770	5.3	3,742	5.9	28	0.7

Interest income	(2)	—	—	—	(2)
Interest expense	156	0.2	208	0.3	(52)

Total interest expense, net	154	0.2	208	0.3	(54)	(26.0)

Income from continuing operations before income taxes	3,616	5.0	3,534	5.6	82	2.3
Income tax expense	1,262	1.8	847	1.3	415	49.0

Net income from continuing operations	2,354	3.3	2,687	4.3	(333)	(12.4)

Discontinued operations:
Earnings from home health business, net of tax	—	—	10,574	16.8	(10,574)	(100.0)

Net income	$2,354	3.3%	$13,261	21.0%	$(10,907)	(82.2)%

Business Metrics
Average billable census	29,497		25,817		3,680	14.3%
Billable hours (in thousands)	4,236		3,714		522	14.1
Average Billable hours per census per month	48		48		—	—
Billable hours per business day	67,243		58,031		9,212	15.9
Revenues per billable hour	$16.92		$16.96		$(0.04)	(0.2)%

*	Percentage information not meaningful

Net service revenues from state, local and other governmental programs accounted for 95.4% and 95.0% of net service revenues for the three months ended March 31, 2014 and 2013, respectively. Private duty and, to a lesser extent, commercial payors accounted for the remainder of net service revenues.

Net service revenues increased $8.7 million, or 13.8%, to $71.7 million for the three months ended March 31, 2014 compared to $63.0 million for the same period in 2013. The increase was primarily due to a 14.3% increase in average billable census, of which 8.0% is same store census growth and 6.3% is related to acquisitions.

Gross profit, expressed as a percentage of net service revenues, increased to 26.0% for the first quarter of 2014, compared to 25.1% the same period in 2013. The increase was primarily due to lower than anticipated worker’s compensation and unemployment tax expense and recent acquisitions providing higher margins.

General and administrative expenses, expressed as a percentage of net service revenues increased to 20.1% for the three months ended March 31, 2014, from 18.3% for the three months ended March 31, 2013. General and administrative expenses increased to $14.4 million as compared to $11.5 million for the three months ended March 31, 2014 and 2013, respectively. The increase in general and administrative expenses was due to an increase in acquisition expenses, legal and consulting fees and personnel costs for the three months ended March 31, 2014 as compared to 2013.

Depreciation and amortization, expressed as a percentage of net service revenues, decreased to 0.7% for the first quarter of 2014, from 0.9% for the same period in 2013. Amortization of intangibles, which are principally amortized using accelerated methods, totaled $0.3 for the three months ended March 31, 2014 and 2013.

Interest Income

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, interest income. We received no prompt payment interest for the three months ended March 31, 2014 or 2013. While we may be owed additional prompt payment interest, the amount and timing of receipt of such payments remains uncertain and we have determined that we will continue to recognize prompt payment interest income when received. The state amended its prompt payment interest terms, effective July 1, 2011, which changed the measurement period for outstanding invoices from a 60-day to a 90-day outstanding period. We believe this change in terms will reduce future amounts paid for prompt payment interest.

Interest Expense, Net

Interest expense remained the same at $0.2 million for the three months ended March 31, 2014 and 2013.

Income Tax Expense

Our effective tax rates from continuing operations for the three months ended March 31, 2014 and 2013 were 34.9% and 24.0%, respectively. The principal difference between the Federal and State statutory rates and our effective tax rate is Federal employment opportunity tax credits. The Federal employment opportunity tax credits were reinstated in 2013.

Discontinued Operations

Effective March 1, 2013, we sold substantially all of the assets used in our home health business as described in Item 1. Therefore, we have segregated the Home Health Business operating results and presented them separately as discontinued operations for all periods presented (see note 2– “Discontinued Operations” of the Notes to the Consolidated Financial Statements included elsewhere herein).

See table below that depicts the results of discontinued operations.

	For the Three Months ended March 31,
	2014		2013
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues
	(in thousands, except percentages)
Net service revenues	$—	—%	$6,476	100.0%
Cost of service revenues	—	—	3,713	57.3

Gross profit	—	—	2,763	42.7
General and administrative expenses	—	—	3,674	56.7

Operating loss from discontinued operations	—	—	(911)	(14.1)

Income tax benefit	—	—	(374)	(5.8)

Net loss from discontinued operations	$—	—%	$(537)	(8.3)%

No revenues or expenses were recorded for the three month period related to the Home Health Business as the business has wound down. The losses for the three months ended March 31, 2013 were primarily due to reduced sales, higher costs to treat consumers and our inability to reduce fixed general and administrative costs at a rate consistent with revenue declines.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash from operations and borrowings under our credit facility. At March 31, 2014 and December 31, 2013, we had cash balances of $17.0 million and $15.6 million, respectively.

As of March 31 2014 and December 31, 2013, we had no balances outstanding under the revolving credit portion of our credit facility. After giving effect to the amount drawn on our credit facility, approximately $12.4 million of outstanding letters of credit and borrowing limits based on an advanced multiple of adjusted EBITDA, we had $42.6 million available for borrowing under the credit facility as of March 31, 2014 and December 31, 2013.

We used $16.3 million of the proceeds from the sale of the Home Health Business to pay down the outstanding amount of the revolving credit facility during the first quarter of 2013. In addition, in consideration for our lender’s consent to the sale of the Home Health Business, we agreed to work in good faith to negotiate an amendment to our credit facility to amend certain provisions of the credit agreement. Cash flows from operating activities represent the inflow of cash from our payor clients and the outflow of cash for payroll and payroll taxes, operating expenses, interest and taxes. Due to its revenue deficiencies and financing issues, the State of Illinois has reimbursed us on a delayed basis with respect to our various agreements including with our largest payor, the Illinois Department on Aging. The open receivable balance from the State of Illinois decreased by $0.7 million, from $44.4 million as of December 31, 2013 to $43.7 million as of March 31, 2014.

The State of Illinois continues to reimburse us on a delayed basis. These payment delays may adversely impact our liquidity and may result in the need to increase borrowings under our credit facility.

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

The availability of funds under the revolving credit portion of the credit facility, as amended, is based on the lesser of (i) the product of adjusted EBITDA, as defined, for the most recent 12-month period for which financial statements have been delivered under the credit facility agreement multiplied by the specified advance multiple, up to 3.25, less the outstanding senior indebtedness and letters of credit, and (ii) $55.0 million less the outstanding revolving loans and letters of credit. Interest on the revolving line of credit and term loan amounts outstanding under the credit facility is payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 4.6% or the LIBOR rate for term periods of one, two, three or six months plus a margin of 4.6%. Interest on the credit facility is paid monthly on or at the end of the relevant interest period, as determined in accordance with the credit facility agreement. We pay a fee equal to 0.5% per annum of the unused portion of the revolving portion of the credit facility. Issued stand-by letters of credit are charged at a rate of 2.0% per annum payable monthly. We did not have any amounts outstanding on our credit facility as of March 31, 2014 or December 31, 2013 and the total availability under the revolving credit loan facility was $42.6 million as of March 31, 2014.

The credit facility contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The credit facility also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum fixed charge coverage ratio, a requirement to stay below a maximum senior leverage ratio and a requirement to stay below a maximum permitted amount of capital expenditures, as well as restrictions on guarantees, indebtedness, liens, dividends, distributions, investments and loans, subject to customary carve outs, restrictions on our ability to enter into transactions other than in the ordinary course of business, a restriction on the ability to consummate more than three acquisitions in any calendar year, or for the purchase price of any one acquisition to exceed $0.5 million, in each case without the consent of the lenders, restrictions on mergers, transfers of assets, acquisitions, equipment, subsidiaries and affiliate transactions, subject to customary carve outs, and restrictions on fundamental changes and lines of business. We were in compliance with all of our credit facility covenants at March 31, 2014 and December 31, 2013.

We have received a commitment letter to renew our credit facility for a period of five years on essentially the same terms as the expiring facility. If executed, the term of the new facility will expire in November 2019.

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

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,
	2014	2013
	in thousands
Net cash provided by operating activities	$2,670	$13,025
Net cash (used in) provided by investing activities	(1,484)	19,480
Net cash provided by (used in) financing activities	214	(16,458)

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Net cash provided by operating activities was $2.7 million for the three months ended March 31, 2014, compared to cash provided by operations of $13.0 million for the same period in 2013. This decrease in cash provided by operations was primarily due to a decrease in cash from changes in net working capital for the three months ended March 31, 2014 as compared to the same period in 2013.

Net cash used in investing activities was $1.5 million for the three months ended March 31, 2014. Our investing activities for the three months ended March 31, 2014 was a purchase of $1.5 million of property and equipment. Our investing activities for the three months ended March 31, 2013 were $19.5 million in net proceeds received from the sale of the Home Health Business and the purchase of $0.2 million of property and equipment.

Net cash provided by financing activities was $0.2 million for the three months ended March 31, 2014 as compared to net used by financing activities of $16.5 million for the three months ended March 31, 2013. Our financing activities for the three months ended March 31, 2014 were primarily driven by the exercise of employee stock options. Our financing activities for the three months ended March 31, 2013 were primarily driven by net payments of $16.2 million on the revolving credit portion of our credit facility, and $0.2 million in payments on our term loan.

Outstanding Accounts Receivable

Gross accounts receivable as of March 31, 2014 and December 31, 2013 was approximately $63.3 and $65.5 million, respectively. Outstanding accounts receivable, net of the allowance for doubtful accounts, decreased by $2.3 million as of March 31, 2014 as compared to December 31, 2013. The decrease in accounts receivable is primarily attributable to an increase in payments we received from the State of Illinois during the first three months of 2014 and to a lesser extent the winding down of our Home Health Business.

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

The following tables detail our accounts receivable before reserves by payor category, showing Illinois governmental payors separately, and the related allowance amount at March 31, 2014 and December 31, 2013:

	March 31, 2014
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(in thousands, except percentages)
Continuing Operations
Illinois governmental based programs	$41,388	$990	$618	$712	$43,708
Other state, local and other governmental programs	13,536	1,423	1,051	83	16,093
Private duty and commercial	2,724	370	127	110	3,331

	57,648	2,783	1,796	905	63,132

Aging % continuing operations	91.4%	4.4%	2.8%	1.4%
Medicare	—	—	120	—	120
Other state, local and other governmental programs	—	—	—	—	—
Private duty and commercial	—	—	—	—	—
Illinois governmental based programs	—	—	—	—	—

	—	—	120	—	120

Total	$57,648	$2,783	$1,916	$905	$63,252

Aging % of total	91.2%	4.4%	3.0%	1.4%
Allowance for doubtful accounts					$4,210
Reserve as % of gross accounts receivable					6.7%

	December 31, 2013
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
		(in thousands, except percentages)
Continuing Operations
Illinois governmental based programs	$40,584	$2,912	$430	$483	$44,409
Other state, local and other governmental programs	14,551	1,659	914	116	17,240
Private duty and commercial	2,586	380	142	112	3,220

	57,721	4,951	1,486	711	64,869

Aging % continuing operations	89.0%	7.6%	2.3%	1.1%
Medicare	—	—	744	—	744
Other state, local and other governmental programs	—	—	—	—	—
Private duty and commercial	—	—	(119)	—	(119)
Illinois governmental based programs	—	—	—	—	—

	—	—	625	—	625

Total	$57,721	$4,951	$2,111	$711	$65,494

Aging % of total	88.1%	7.6%	3.2%	1.1%
Allowance for doubtful accounts					$4,140
Reserve as % of gross accounts receivable					6.3%

We calculate our continuing operations days sales outstanding (“DSO”) by taking the accounts receivable outstanding net of the allowance for doubtful accounts divided by the total net service revenues for the last quarter, multiplied by the number of days in that quarter. Our DSOs from continuing operations were 79 days and 85 days at March 31, 2014 and December 31, 2013, respectively. The DSOs for our largest payor, the Illinois Department on Aging, at March 31, 2014 and December 31, 2013 were 91 days and 97 days, respectively.

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

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

Revenue Recognition

The majority of our revenues for the three months ended March 31, 2014 and 2013 from continuing operations are derived from Medicaid and Medicaid waiver programs under agreements with various state and local authorities. These agreements provide for a service term from one year to an indefinite term. Services are provided based on authorized hours, determined by the relevant state or local agency, at an hourly rate specified in the agreement or fixed by legislation. Services to other payors, such as private or commercial clients, are provided at negotiated hourly rates and recognized in net service revenues as services are provided. We provide for appropriate allowances for uncollectible amounts at the time the services are rendered.

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

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, interest income. We did not receive any prompt payment interest for the three months ended March 31, 2014 or 2013. While we may be owed additional prompt payment interest, the amount and timing of receipt of such payments remains uncertain and we have determined that we will continue to recognize prompt payment interest income when received.

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

Goodwill

Our carrying value of goodwill is the residual of the purchase price over the fair value of the net assets acquired from various acquisitions including the acquisition of Addus HealthCare, Inc, accordance with ASC Topic 350, “Goodwill and Other Intangible Assets ,” goodwill and intangible assets with indefinite useful lives are not amortized. We test goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. We may use a qualitative test, known as “Step 0” or a two-step quantitative method to determine whether impairment has occurred. We can elect to perform Step 0 an optional qualitative analysis and based on the results skip the remaining two steps. In 2013, we elected to implement Step 0. The results of our Step 0 assessment indicated that it was more likely than not that the fair value of our reporting unit exceeded its carrying value and therefore we concluded that there were no impairments for the year ended December 31, 2013. No impairment charges were recorded for the three months ended March 31, 2013.

Long-Lived Assets

We review our long-lived assets and finite lived intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine if impairment exists, we compare the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset, generally determined by discounting the estimated future cash flows. No impairment charge was recorded for the year ended December 31, 2013 or the three months ended March 31, 2014.

Indefinite-lived Assets

We also have indefinite-lived assets that are not subject to amortization expense such as certificates of need and licenses to conduct specific operations within geographic markets. Our management has concluded that certificates of need and licenses have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and we intend to renew and operate the certificates of need and licenses indefinitely. The certificates of need and licenses are tested annually for impairment. No impairment was recorded for the year ended December 31, 2013 or the three months ended March 31, 2014.

Workers’ Compensation Program

Our workers’ compensation insurance program has a $0.35 million deductible component. We recognize our obligations associated with this program in the period the claim is incurred. The cost of both the claims reported and claims incurred but not reported, up to the deductible, have been accrued based on historical claims experience, industry statistics and an actuarial analysis performed by an independent third party. We monitor our claims quarterly and adjust our reserves accordingly. These costs are recorded primarily in the cost of services caption in the consolidated statement of operations. Under the agreement pursuant to which we acquired Addus HealthCare, claims under our workers’ compensation insurance program that relate to December 31, 2005 or earlier are the responsibility of the selling shareholders in the acquisition, subject to certain limitations. In August 2010, the FASB issued Accounting Standards Update No 2010-24, Health Care Entities (Topic 954), “Presentation of Insurance Claims and Related Insurance Recoveries” (“ASU 2010-24”), which clarifies that companies should not net insurance recoveries against a related claim liability. Additionally, the amount of the claim liability should be determined without consideration of insurance recoveries. As of March 31, 2014 and December 31, 2013, we recorded $0.3 and $0.8 million in workers’ compensation insurance recovery receivables and a corresponding increase in its workers’ compensation liability. The workers’ compensation insurance recovery receivable is included in our prepaid expenses and other current assets on the balance sheet.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Historically, we have been exposed to market risk due to fluctuation in interest rates. As of March 31, 2014, we have had no outstanding long-term indebtedness and therefore no current exposure.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the material weaknesses identified in Management’s Annual Report on Internal Control Over Financial Reporting, which have not been completely remediated. We had one material weakness in information technology controls due to an aggregation of deficiencies relating to segregation of duties, user access, and change management controls in key information technology systems. We had a second material weakness in payroll processes due to an aggregation of deficiencies relating to the information technology deficiencies described above, ineffective controls over payroll changes, and ineffective review and monitoring controls. To remediate these material weaknesses, we have engaged an expert consultant in information technology controls to assist in improving the design and effectiveness of controls in this area. In addition, we are redesigning human resources and payroll process controls that will remediate deficiencies identified in payroll in advance of the implementation of a comprehensive payroll and human resources information system.

In light of the material weaknesses, we performed additional analysis and other post-closing procedures to ensure that our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, changes in shareholder’s equity and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have engaged an expert consultant in information technology controls to assist in improving the design and effectiveness of controls in this area. In addition, we are redesigning human resources and payroll process controls that will remediate deficiencies identified in payroll in advance of the implementation of a comprehensive payroll and human resources information system.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Legal Proceedings

The Company is a party to legal and/or administrative proceedings arising in the ordinary course of its business. It is the opinion of management that the outcome of such proceedings will not have a material effect on the Company’s financial position and results of operations.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factors discussed under the caption “Risk Factors” set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in our Annual Report on Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company dated as of November 2, 2009 (filed on November 20, 2009 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

3.2	Amended and Restated Bylaws of the Company, as amended by the First Amendment to the Amended and Restated Bylaws (filed on May 9, 2013 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

4.1	Form of Common Stock Certificate (filed on October 2, 2009 as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	Financial statements from the quarterly report on Form 10-Q of Addus HomeCare Corporation for the quarter ended March 31, 2014, filed on May 7, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADDUS HOMECARE CORPORATION

Date: May 7, 2014	By:	/S/ MARK S. HEANEY

Mark S. Heaney President and Chief Executive Officer (As Principal Executive Officer)

Date: May 7, 2014	By:	/S/ DENNIS B. MEULEMANS

Dennis B. Meulemans Chief Financial Officer (As Principal Financial Officer)

Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company dated as of November 2, 2009 (filed on November 20, 2009 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

3.2	Amended and Restated Bylaws of the Company, as amended by the First Amendment to the Amended and Restated Bylaws (filed on May 9, 2013 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

4.1	Form of Common Stock Certificate (filed on October 2, 2009 as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	Financial statements from the quarterly report on Form 10-Q of Addus HomeCare Corporation for the quarter ended March 31, 2014, filed on May 7, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith