Form 10-Q
period 2014-06-30
Addus HomeCare Corp
filed 2014-08-11
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Common Stock $0.001 par value

Shares outstanding at July 31, 2014: 10,981,688

ADDUS HOMECARE CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2014 and December 31, 2013

(amounts and shares in thousands, except per share data)

	(Unaudited)	(Audited)
	June 30, 2014	December 31, 2013
Assets

Current assets
Cash	$19,541	$15,565
Accounts receivable, net of allowances of $4,051 and $4,140 at June 30, 2014 and December 31, 2013, respectively	48,725	61,354
Prepaid expenses and other current assets	4,555	6,235
Deferred tax assets	8,326	8,326

Total current assets	81,147	91,480

Property and equipment, net of accumulated depreciation and amortization	6,958	2,634

Other assets
Goodwill	64,324	60,026
Intangibles, net of accumulated amortization	11,753	8,762
Investments in joint ventures	900	900
Other assets	53	132

Total other assets	77,030	69,820

Total assets	$165,135	$163,934

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,769	$4,633
Accrued expenses	37,438	41,945
Deferred revenue	3	59

Total current liabilities	42,210	46,637

Deferred tax liabilities	3,441	3,441

Total liabilities	$45,651	$50,078

Stockholders’ equity
Common stock—$.001 par value; 40,000 authorized and 10,982 and 10,913 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	$11	$11
Additional paid-in capital	83,617	83,072
Retained earnings	35,856	30,773

Total stockholders’ equity	119,484	113,856

Total liabilities and stockholders’ equity	$165,135	$163,934

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2014 and 2013

(amounts and shares in thousands, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net service revenues	$76,965	$65,755	$148,648	$128,753
Cost of service revenues	56,385	49,142	109,400	96,342

Gross profit	20,580	16,613	39,248	32,411
General and administrative expenses	15,399	12,092	29,802	23,602
Depreciation and amortization	1,083	541	1,578	1,087

Total operating expenses	16,482	12,633	31,380	24,689

Operating income from continuing operations	4,098	3,980	7,868	7,722

Interest income	(5)	—	(7)	—
Interest expense	156	142	312	350

Total interest expense, net	151	142	305	350

Income from continuing operations before income taxes	3,947	3,838	7,563	7,372
Income tax expense	1,218	1,256	2,480	2,103

Net income from continuing operations	$2,729	$2,582	$5,083	$5,269

Discontinued operations:
Loss from home health business, net of tax	—	(150)	—	(687)
Gain on sale of home health business, net of tax	—	—	—	11,111

(Loss) earnings from discontinued operations	—	(150)	—	10,424

Net income	$2,729	$2,432	$5,083	$15,693

Net income per common share
Basic income per share
Continuing operations	$0.25	$0.24	$0.47	$0.49
Discontinued operations	—	(0.01)	—	0.97

Basic income per share	$0.25	$0.23	$0.47	$1.46

Diluted income per share
Continuing operations	$0.25	$0.23	$0.46	$0.48
Discontinued operations	—	(0.01)	—	0.96

Diluted income per share	$0.25	$0.22	$0.46	$1.44

Weighted average number of common shares and potential common shares outstanding:
Basic	10,903	10,785	10,878	10,779
Diluted	11,138	11,016	11,121	10,920

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2014

(amounts and shares in thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2013	10,913	$11	$83,072	$30,773	$113,856

Stock-based compensation	—	—	331	—	331
Shares issued	69	0	214	—	214
Net income	—	—	—	5,083	5,083

Balance at June 30, 2014	10,982	$11	$83,617	$35,856	$119,484

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2014 and 2013

(amounts and shares in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$5,083	$15,693
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,578	1,087
Deferred income taxes	—	5,425
Stock-based compensation	331	217
Amortization of debt issuance costs	79	86
Provision for doubtful accounts	1,734	1,218
Gain on sale of home health business	—	(18,838)
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	11,416	26,480
Prepaid expenses and other current assets	1,740	1,410
Accounts payable	(902)	1,298
Accrued expenses	(6,000)	320
Deferred revenue	(56)	(150)

Net cash provided by operating activities	15,003	34,246

Cash flows from investing activities:
Acquisition of business	(7,233)	—
Acquisition of customer list	(50)	—
Net proceeds from sale of Home Health Business	—	19,659
Purchases of property and equipment	(3,958)	(407)

Net cash (used in) provided by investing activities	(11,241)	19,252

Cash flows from financing activities:
Net repayments on term loan	—	(208)
Cash received from exercise of stock options	214	—
Net payments on revolving credit loan	—	(16,250)

Net cash provided by (used in) financing activities	214	(16,458)

Net change in cash	3,976	37,040
Cash, at beginning of period	15,565	1,737

Cash, at end of period	$19,541	$38,777

Supplemental disclosures of cash flow information:
Cash paid for interest	$312	$317
Cash paid for income taxes	2,601	3,074
Supplemental disclosures of non-cash investing and financing activities:
Tax benefit related to the amortization of tax goodwill in excess of book basis	80	80
Contingent and deferred consideration accrued for acquisitions	1,020	—

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation and Description of Business

The consolidated financial statements include the accounts of Addus HomeCare Corporation (“Holdings”) and its subsidiaries (together with Holdings, the “Company” or “we”). The Company is a comprehensive provider home and community based services to over 30,000 consumers through a network of 133 locations in 22 states. These services are primarily performed in the homes of the consumers and include assistance to the elderly, chronically ill and disabled with bathing, grooming, dressing, personal hygiene and medication reminders and other activities of daily living. Home and community based services are primarily performed under agreements with state and local governmental agencies and increasingly, managed care organizations.

Discontinued Operations

On February 7, 2013, subsidiaries of Holdings entered into an Asset Purchase Agreement with LHC Group, Inc. and certain of its subsidiaries (the “Home Health Purchase Agreement”). Pursuant to the Home Health Purchase Agreement, effective March 1, 2013, the purchasers acquired substantially all the assets of the Company’s home health business in Arkansas, Nevada and South Carolina and 90% of its home health business in California and Illinois, with the Company retaining 10% ownership in such locations, for cash consideration of $20,000,000.

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

Revenue Recognition

The Company generates net service revenues by providing services directly to consumers. The Company receives payments for providing services from federal, state and local governmental agencies, commercial insurers and private consumers. Our continuing operations, which includes the results of operations previously included in our home and community segment and agencies in three states previously included in our home health segment, are principally provided based on authorized hours, determined by the relevant agency, at an hourly rate specified in agreements or fixed by legislation and recognized as revenues at the time services are rendered. Home and community based service revenues are reimbursed by state, local and other governmental programs which are partially funded by Medicaid or Medicaid waiver programs, with the remainder reimbursed through private duty and insurance programs.

Laws and regulations governing the Medicaid and Medicare programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates may change in the near term. The Company believes that it is in compliance in all material respects with all applicable laws and regulations.

Allowance for Doubtful Accounts

The Company establishes its allowance for doubtful accounts to the extent it is probable that a portion or all of a particular account will not be collected. The Company estimates its provision for doubtful accounts primarily by aging receivables utilizing eight aging categories, and applying its historical collection rates to each aging category, taking into consideration factors that might impact the use of historical collection rates or payor groups, with certain large payors analyzed separately from other payor groups. In the Company’s evaluation of these estimates, it also considers delays in payment trends in individual states due to budget or funding issues, billing conversions related to acquisitions or internal systems, resubmission of bills with required documentation and disputes with specific payors. An allowance for doubtful accounts is maintained at a level management believes is sufficient to cover potential losses. However, actual collections could differ from the Company’s estimates.

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

Goodwill

The Company’s carrying value of goodwill is the residual of the purchase price over the fair value of the net assets acquired from various acquisitions including the acquisition of Addus HealthCare, Inc. (“Addus HealthCare”). In accordance with Accounting Standards Codification (“ASC”) Topic 350, “Goodwill and Other Intangible Assets” goodwill and intangible assets with indefinite useful lives are not amortized. The Company tests goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. The Company may use a qualitative test, known as “Step 0” or a two-step quantitative method to determine whether impairment has occurred. In Step 0, the Company can elect to perform an optional qualitative analysis and based on the results skip the two step analysis. In 2013, the Company elected to implement Step 0 and was not required to conduct the remaining two step analysis. The results of the Company’s Step 0 assessment indicated that it was more likely than not that the fair value of its reporting unit exceeded its carrying value and therefore the Company concluded that there were no impairments for the year ended December 31, 2013. No impairment charges were recorded for the three or six months ended June 30, 2013.

Intangible Assets

The Company’s identifiable intangible assets consist of customer and referral relationships, trade names, trademarks, state licenses and non-compete agreements. Amortization is computed using straight-line and accelerated methods based upon the estimated useful lives of the respective assets, which range from two to 25 years.

Intangible assets with finite lives are amortized using the estimated economic benefit method over the useful life and assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company would recognize an impairment loss when the estimated future non-discounted cash flows associated with the intangible asset is less than the carrying value. An impairment change would then be recorded for the excess of the carrying value over the fair value. The Company estimates the fair value of these intangible assets using the income approach. No impairment charge was recorded for the three and six months ended June 30, 2014 or 2013.

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

We also have indefinite-lived intangible assets that are not subject to amortization expense such as certificates of need and licenses to conduct specific operations within geographic markets. Our management has concluded that certificates of need and licenses have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and we intend to renew and operate the certificates of need and licenses indefinitely. The certificates of need and licenses are tested annually for impairment. No impairment was recorded for the three and six months ended June 30, 2014 or 2013.

Workers’ Compensation Program

The Company’s workers’ compensation program has a $350,000 deductible component. The Company recognizes its obligations associated with this program in the period the claim is incurred. The cost of both the claims reported and claims incurred but not reported, up to the deductible, have been accrued based on historical claims experience, industry statistics and an actuarial analysis performed by an independent third party. The future claims payments related to the workers’ compensation program are secured by letters of credit.

Interest Income

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the statement of operations as interest income. The Company did not receive any prompt payment interest for the three and six months ended June 30, 2014 or 2013.

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

Included in the Company’s calculation for the three and six months ended June 30, 2014 were 589,000 stock options outstanding, of which 218,000 and 225,000, respectively, were dilutive. In addition, there were 60,000 restricted stock awards outstanding, 18,000 of which were dilutive for the three and six months ended June 30, 2014, respectively.

Included in the Company’s calculation for the three and six months ended June 30, 2013 were 677,000 stock options outstanding, of which 196,000 and 117,000, respectively, were dilutive. In addition, there were 99,000 restricted stock awards outstanding, 36,000 and 23,000 of which were dilutive for the three and six months ended June 30, 2013, respectively.

Estimates

The financial statements are prepared by management in conformity with Generally Accepted Accounting Principles (“GAAP”), and include estimated amounts and certain disclosures based on assumptions about future events. Accordingly, actual results could differ from those estimates.

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

The Company utilizes the income approach to estimate the fair value of its intangible assets derived from acquisitions. In addition, discounted cash flows were used to estimate the fair value of the Company’s investment in joint ventures.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard in 2017.

2. Discontinued Operations

During December 2012, in anticipation of the sale of substantially all of the assets used in its home health business (the “Home Health Business”), the Company reported the operating results of the Home Health Business as discontinued operations in accordance with ASC 360-10-45, “Impairment or Disposal of Long-Lived Assets.” On February 7, 2013, the Company entered into the Home Health Purchase Agreement, pursuant to which subsidiaries of LHC Group, Inc. agreed to acquire substantially all the assets of the Home Health Business in Arkansas, Nevada and South Carolina and 90% of the Home Health Business in California and Illinois, with the Company retaining 10% ownership in such locations, for cash consideration of $20,000,000. The transaction was consummated effective March 1, 2013. In addition, the results of operations for an agency in Pennsylvania that was sold on December 30, 2013 and an agency in Idaho that was closed on November 30, 2012 are included in discontinued operations.

The Company has included the financial results of the Home Health Business in discontinued operations for all periods presented. In connection with the discontinued operations presentation, certain financial statement footnotes have also been updated to reflect the impact of discontinued operations.

The following table presents the net service revenues and earnings attributable to discontinued operations, which include the financial results for the three and six months ended June 30, 2014 and 2013:

	For the Three Months Ended June 30, (Amounts in Thousands)		For the Six Months Ended June 30, (Amounts in Thousands)
	2014	2013	2014	2013
Net service revenues	$—	$—	$—	$6,476

Loss before income taxes	—	(254)	—	(1,165)
Income tax benefit	—	(104)	—	(478)

Net loss from discontinued operations	$—	$(150)	$—	$(687)

The following table presents the net gain on the sale of the Home Health Business, which was recorded March 1, 2013.

Gain (Amounts in Thousands)
Gain before income taxes	$18,838
Income tax benefit	(7,727)

Net income from discontinued operations	$11,111

Pursuant to the Home Health Purchase Agreement, the Company retained $0 and $625,000 of accounts receivable, net as of June 30, 2014 and December 31, 2013, respectively. In addition, the Company retained the related accrued expenses and accounts payable associated with the Home Health Business as of June 30, 2014 and December 31, 2013.

3. Acquisitions

Effective June 1, 2014, the Company acquired Cura Partners, LLC, which conducts business under the name Aid & Assist at Home, LLC (“Aid & Assist”), in order to further expand the Company’s presence in the State of Tennessee. The total consideration transferred in the transaction was $8,253,000, comprised of $7,233,000 in cash and $1,020,000 representing the estimated fair value subject to the achievement of certain performance targets set forth in an earn-out agreement. The related acquisition costs were $536,000 and were expensed as incurred. The results of operations from this acquired entity are included in the Company’s statement of operations from the date of the acquisition.

The Company’s acquisition of Aid & Assist has been accounted for in accordance with ASC Top 805, “Business Combination,” and the resultant goodwill and other intangible assets will be accounted for under ASC Topic 350 “Goodwill and Other Intangible Assets”. The acquisition was recorded at its fair value as of June 1, 2014. The total purchase price is $8,253,000 and is comprised of:

Total (Amounts in Thousands)
Cash	$7,233
Contingent earn-out obligation (net of $148 discount)	1,020

Total purchase price	$8,253

The contingent earn-out obligation has been recorded at its fair value of $1,020,000, which is the present value of the Company’s obligation to pay up to $1,168,000 based on probability-weighted estimates of the achievement of certain performance targets, as defined.

Under business combination accounting, the total purchase price will be allocated to Aid & Assist’s net tangible and identifiable intangible assets based on their estimated fair values. Based upon management’s preliminary valuation, the total purchase price has been allocated as follows:

Total (Amounts in Thousands)
Goodwill	$4,378
Identifiable intangible assets	3,950
Accounts receivable (net)	521
Furniture, fixtures and equipment	65
Other current assets	60
Accrued liabilities	(553)
Accounts payable	(168)

Total purchase price allocation	$8,253

Identifiable intangible assets acquired consist of trade names and trademarks, customer relationships and non-compete agreements. The estimated fair value of identifiable intangible assets was determined by the Company’s management. It is anticipated that the net intangible and identifiable intangible assets are deductible for tax purposes. These estimates are provisional and are subject to change.

The Aid & Assist acquisition accounted for $1,063,000 of net service revenues from continuing operations for the three and six months ended June 30, 2014.

The Company acquired two home and community based businesses during 2013 and the first quarter of 2014 to further its presence in both existing states and to expand into new states. On November 1, 2013, the Company acquired two agencies located in South Carolina from the Medi Home Private Care Division of Medical Services of America, Inc. On January 24, 2014, the Company acquired an additional four agencies located in Tennessee and two agencies located in Ohio from the Medi Home Private Care Division of Medical Services of America, Inc. On December 1, 2013, the Company acquired the assets of Coordinated Home Health Care, LLC, a personal care business located in New Mexico, which included sixteen offices located in southern New Mexico. The combined purchase price for the foregoing acquisitions was $12,325,000 paid at closing and a maximum of $2,250,000 in future cash consideration based on certain performance criteria. The related acquisition costs totaled $660,000 and were expensed as incurred. The results of operations from these acquired entities are included in the Company’s statements of operations from the dates of the respective acquisitions.

The Company’s acquisition of the assets of Coordinated Home Health Care, LLC has been accounted for in accordance with ASC Top 805, “Business Combinations” and the resultant goodwill and other intangible assets will be accounted for under ASC Topic 350 “Goodwill and Other Intangible Assets”. Assets acquired and liabilities assumed were recorded at their fair values as of December 1, 2013. The total purchase price was $12,825,000 and is comprised of:

Total (Amounts in Thousands)
Cash	$11,725
Contingent earn-out obligation (net of discount of $1,125)	1,100

Total purchase price	$12,825

The contingent earn-out obligation was recorded at its fair value of $1,100,000, which is the present value of the Company’s obligation to up to $2,250,000 based on probability-weighted estimates of the achievement of certain performance targets, as defined.

Under business combination accounting, the total purchase price was allocated to Coordinated Home Health Care, LLC’s net tangible and identifiable intangible assets based on their estimated fair values. Based upon our management’s valuation, the total purchase price was allocated as follows:

Total (Amounts in Thousands)
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

Acquisitions completed during the fourth quarter 2013 accounted for $5,446,000 and $10,911,000 of net service revenues from continuing operations for the three and six months ended June 30, 2014, respectively.

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

The Company did not record any impairment charges for the three and six months ended June 30, 2014 or 2013. The Company will perform its annual impairment test for fiscal 2014 during the fourth quarter of 2014.

The following is a summary of the goodwill activity for the six months ended June 30, 2014:

Goodwill (Amounts in Thousands)
Goodwill, at December 31, 2013	$60,026
Additions for Acquisitions	4,378
Adjustments to previously recorded goodwill	(80)

Goodwill, at June 30, 2014	$64,324

Adjustments to the previously recorded goodwill are primarily credits related to amortization of tax goodwill in excess of book basis.

The Company’s identifiable intangible assets consist of customer and referral relationships, trade names, trademarks, state licenses and non-compete agreements. Amortization is computed using straight-line and accelerated methods based upon the estimated useful lives of the respective assets, which range from two to twenty five years.

The Company also has indefinite-lived assets that are not subject to amortization expense such as certificates of need and licenses to conduct specific operations within geographic markets. The Company has concluded that certificates of need and licenses have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and the Company intends to renew and operate the certificates of need and licenses indefinitely. The certificates of need and licenses are tested annually for impairment using the cost approach. Under this method assumptions are made about the cost to replace the certificates of need. No impairment charges were recorded in the three and six months ended June 30, 2014 and 2013.

The carrying amount and accumulated amortization of each identifiable intangible asset category consisted of the following for continuing operations at June 30, 2014 and December 31, 2013:

	Customer and referral relationships	Trade names and trade marks	State Licenses	Non- competition agreements	Total
	(Amounts in Thousands)
Gross balance at December 31, 2013	$26,346	$5,281	$150	$1,508	$33,285
Accumulated amortization	(21,138)	(2,995)	—	(390)	(24,523)

Net Balance at December 31, 2013	5,208	2,286	150	1,118	8,762

Gross balance at January 1, 2014	26,346	5,281	150	1,508	33,285
Additions	50	—	—	—	50
Additions for acquisitions	1,500	1,900	—	550	3,950
Accumulated amortization	(21,736)	(3,213)	—	(583)	(25,532)

Net Balance at June 30, 2014	$6,160	$3,968	$150	$1,475	$11,753

Amortization expense for continuing operations related to the identifiable intangible assets amounted to $735,000 and $1,009,000 for the three and six months ended June 30, 2014, respectively. Amortization expense for continuing and discontinued operations related to the identifiable intangible assets amounted to $339,000 and $678,000 for the three and six months ended June 30, 2013, respectively. Goodwill and state licenses are not amortized pursuant to ASC Topic 350.

5. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consisted of the following:

	June 30, 2014 (Amounts in Thousands)	December 31, 2013 (Amounts in Thousands)
Prepaid health insurance	$1,623	$3,192
Prepaid workers’ compensation and liability insurance	749	1,173
Prepaid rent	512	455
Workers’ compensation insurance receivable	746	821
Other	925	594

	$4,555	$6,235

Accrued expenses consisted of the following:

	June 30, 2014 (Amounts in Thousands)	December 31, 2013 (Amounts in Thousands)
Accrued payroll	$12,665	$12,932
Accrued workers’ compensation insurance	13,076	13,347
Accrued health insurance	1,607	3,731
Indemnification reserve (1)	1,596	3,224
Accrued payroll taxes	2,497	1,755
Accrued professional fees	1,415	1,319
Amounts due to LHCG (2)	134	2,196
Current portion of contingent earn-out obligation (3)	2,120	1,100
Other	2,328	2,341

	$37,438	$41,945

(1)	As a condition of the sale of the Home Health Business to subsidiaries of LHC Group. Inc. (“LHCG”) the Company is responsible for any adjustments to Medicare and Medicaid billings prior to the closing. In connection with an internal evaluation of the Company’s billing processes, it discovered documentation errors in a number of claims that it had submitted to Medicare. Consistent with applicable law, the Company voluntarily remitted $1,840,000 to the government in March 2014. The Company, using its best judgment, has estimated a total of $1,596,000 for billing adjustments remaining.
(2)	Amounts due to LHCG pursuant to a billing services arrangement between the Company and LHCG.
(3)	The Company acquired certain assets of Coordinated Home Health Care and Aid & Assist on December 1, 2013 and June 1, 2014, respectively. The purchase agreements for the acquisitions contained provisions for earn-out payments. The contingent earn-out obligations have been recorded at their fair values of $1,100,000 and $1,020,000, which is the present value of the Company’s obligations of up to $2,250,000 and $1,168,000 for Coordinated Home Health Care and Aid & Assist, respectively, based on probability- weighted estimates of the achievement of certain performance targets.

The Company provides health insurance coverage to qualified union employees providing home and community based services in Illinois through a Taft-Hartley multi-employer health and welfare plan under Section 302(c)(5) of the Labor Management Relations Act of 1947. The Company’s insurance contributions equal the amount reimbursed by the State of Illinois. Contributions are due within five business days from the date the funds are received from the State. Amounts due of $1,305,000 and $3,163,000 for health insurance reimbursements and contributions were reflected in prepaid insurance and accrued insurance at June 30, 2014 and December 31, 2013, respectively.

6. Long-Term Debt

The Company had no long-term debt outstanding as of June 30, 2014 and December 31, 2013.

Senior Secured Credit Facility

The Company’s credit facility provides a $55,000,000 revolving line of credit expiring November 2, 2014 and includes a $15,000,000 sublimit for the issuance of letters of credit and previously included a $5,000,000 term loan that matured and was paid on January 5, 2013. Substantially all of the subsidiaries of Holdings are co-borrowers, and Holdings has guaranteed the borrowers’ obligations under the credit facility. The credit facility is secured by a first priority security interest in all of Holdings’ and the borrowers’ current and future tangible and intangible assets, including the shares of stock of the borrowers.

The availability of funds under the revolving credit portion of the credit facility, as amended, is based on the lesser of (i) the product of adjusted EBITDA, as defined in the credit agreement, for the most recent 12-month period for which financial statements have been delivered under the credit agreement multiplied by the specified advance multiple, up to 3.25, less the outstanding senior indebtedness and letters of credit, and (ii) $55,000,000 less the outstanding revolving loans and letters of credit. Interest on the revolving line of credit amounts outstanding under the credit facility is payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 4.6% or the LIBOR rate for term periods of one, two, three or six months plus a margin of 4.6%. Interest on the credit facility is paid monthly on or at the end of the relevant interest period, as determined in accordance with the credit agreement. The Company pays a fee equal to 0.5% per annum of the unused portion of the revolving portion of the credit facility. Issued stand-by letters of credit are charged at a rate of 2.0% per annum payable monthly. The Company did not have any amounts outstanding on the credit facility and the total availability under the revolving credit loan facility was $40,004,000 and $42,279,000, as of June 30, 2014 and December 31, 2013, respectively.

The credit facility contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The credit facility also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum fixed charge coverage ratio, a requirement to stay below a maximum senior leverage ratio and a requirement to stay below a maximum permitted amount of capital expenditures, as well as restrictions on guarantees, indebtedness, liens, dividends, distributions, investments and loans, subject to customary carve outs, restrictions on the Company’s ability to enter into transactions other than in the ordinary course of business, a restriction on the ability to consummate more than three acquisitions in any calendar year, or for the purchase price of any one acquisition to exceed $500,000, in each case without the consent of the lenders, restrictions on mergers, transfers of assets, acquisitions, equipment, subsidiaries and affiliate transactions, subject to customary carve outs, and restrictions on fundamental changes and lines of business. The Company was in compliance with all of its credit facility covenants at June 30, 2014 and December 31, 2013.

On August 11, 2014, the Company renewed the credit facility for a period of five years on essentially the same terms as the expiring facility. See Note 12 to the Condensed Consolidated Financial Statements for additional information.

7. Income Taxes

A reconciliation of the continuing operations statutory federal tax rate of 35.0% for the three and six months ended June 30, 2014 and 2013 is summarized as follows:

	Three Months Ended June 30,
	2014	2013
Federal income tax at statutory rate	35.0%	35.0%
State and local taxes, net of federal benefit	5.9	6.0
Jobs tax credits, net (1)	(8.4)	(10.2)
Nondeductible meals and entertainment	0.3	1.9

Effective income tax rate	32.8%	32.7%

	Six Months Ended June 30,
	2014	2013
Federal income tax at statutory rate	35.0%	35.0%
State and local taxes, net of federal benefit	5.9	6.0
Jobs tax credits, net (2)	(9.9)	(14.4)
Nondeductible meals and entertainment	(0.1)	1.9

Effective income tax rate	30.9%	28.5%

(1)	Included in the jobs tax credit for the three months ended June 30, 2013 was a one-time benefit of a 3.0% reduction from our statutory tax rate for the jobs tax credits estimated to be earned for the three months ended March 31, 2013, but recorded in the three months ended June 30, 2013.
(2)	Included in the jobs tax credit for the six months ended June 30, 2013 was a one-time benefit of a 7.2% reduction from our statutory tax rate for the jobs tax credits earned in 2012 but not recorded until 2013. The federal employment opportunity tax credits were reinstated in 2013 and were not an allowable deduction in 2012.

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

10. Significant Payors

A substantial portion of the Company’s net service revenues and accounts receivables are derived from services performed for federal, state and local governmental agencies. One state governmental agency accounted for 54.2% and 59.1% of the Company’s net service revenues for the three months ended June 30, 2014 and 2013, respectively. One state governmental agency accounted for 54.6% and 59.3% of the Company’s net service revenues for the six months ended June 30, 2014 and 2013, respectively.

The related receivables due from the state agency represented 54% of the Company’s accounts receivable at June 30, 2014, and 66% of the Company’s accounts receivable at December 31, 2013.

11. Concentration of Cash

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash. The Company maintains cash with financial institutions which, at times, may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk on cash.

12. Subsequent Event

On July 12, 2014, the Company executed a 48-month capital lease agreement for $2,650,000 with First American Commercial Bancorp, Inc. to finance furniture and equipment at the Company’s new corporate headquarters in Downers Grove, IL.

On August 11, 2014, the Company entered into a new $55,000,000 revolving line of credit with Fifth Third Bank (the “New Credit Facility”), which will replace the credit facility in place at June 30, 2014 (the “Expiring Credit Facility”). The New Credit Facility matures on November 2, 2019 and has the same material terms as the Expiring Credit Facility described in Note 6 to the Condensed Consolidated Financial Statements, with the exception of an increase in the capital expenditures permitted without prior consent from the administrative agent from $1,250,000 annually to $5,000,000 for 2014 and $2,500,000 per year thereafter and an increase in the value of the acquisitions permitted without prior consent from the administrative agent from $500,000 to $2,000,000 per year and an increase in the sublimit for the issuance of letters of credit from $15,000,000 to $27,500,000. Further, interest on the revolving line of credit may be payable at (i) a floating rate equal to the 30-day LIBOR, plus a margin of 4.6%, (ii) the LIBOR rate for term periods of one, two or three months, plus a margin of 4.6% or (iii) the base rate, plus a margin of 1.6%, where the base rate is equal to the greatest of (a) the rate of interest last quoted by The Wall Street Journal as the “prime rate”, (b) the sum of the federal funds rate, plus a margin of 0.5% and (c) the sum of the adjusted LIBOR that would be applicable to a loan with a one month interest period advanced on such day, plus a margin of 3%.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our unaudited condensed consolidated financial statements and the related notes. This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate.

Overview

We are a comprehensive provider of home and community based services to over 30,000 consumers through a network of 133 locations in 22 states. Our services are primarily performed in the homes of consumers and include assistance to the elderly, chronically ill and disabled with bathing, grooming, dressing, personal hygiene and medication reminders and other activities of daily living. Home and community based services are primarily performed under agreements with state and local government agencies and increasingly, managed care organizations.

Effective March 1, 2013, we sold substantially all of the assets used in our Home Health Business in Arkansas, Nevada and South Carolina, and 90% of the Home Health Business in California and Illinois, to LHCG for a cash purchase price of approximately $20,000,000. We retained a 10% ownership interest in the Home Health Business in California and Illinois. The assets sold included 19 home health agencies and two hospice agencies in five states. On December 30, 2013 we sold one home health agency in Pennsylvania for approximately $200,000. In November 2012, we ceased operations of a home health agency located in Idaho and abandoned efforts to sell this location in December 2013. Through our former home health agencies, we previously provided physical, occupational and speech therapy, as well as skilled nursing services, to pediatric, adult infirm and elderly patients. The results of the Home Health Business sold or held for sale are reflected as discontinued operations for all periods presented herein. Continuing operations include the results of operations previously included in our home & community segment and three agencies previously included in our home health segment. Following the sale of the Home Health Business, we manage and internally report our business in one segment.

We believe the sale of the Home Health Business positions us for future growth by allowing us to focus both management and financial resources on changes in the home and community based services industry and the needs of managed care organizations as they become increasingly responsible for state sponsored programs. We have improved our capital structure and liquidity and are concentrating our efforts on the business that is growing and providing all of our profitability and disposing of the business that was unprofitable. We have improved our overall financial position by eliminating our debt and adding substantial amounts in cash reserves to our balance sheet. A summary of our results for the three and six months ended June 30, 2014 and 2013 are provided in the tables below:

	For the Three Months Ended June 30, (Amounts in Thousands)
	2014	2013
Net service revenues – continuing operations	$76,965	$65,755
Net income from continuing operations	2,729	2,582
Earnings from discontinued operations	—	(150)

Net income	$2,729	$2,432

Total assets	$165,135	$155,155

	For the Six Months Ended June 30, (Amounts in Thousands)
	2014	2013
Net service revenues – continuing operations	$148,648	$128,753
Net service revenues – discontinued operations	—	6,476
Net income from continuing operations	5,083	5,269
Earnings from discontinued operations	—	10,424

Net income	$5,083	$15,693

Total assets	$165,135	$155,155

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

We utilize a coordinated care model that is designed to enhance consumer outcomes and satisfaction; prevent the need for and thus, lower the cost of acute care treatment; and reduce service duplication. Through our coordinated care model, we utilize our home care aides to observe and report changes in the condition of our consumers for the purpose of early intervention in the disease process, thereby preventing or reducing the cost of medical services by avoiding emergency room visits, and/or reducing the need for hospitalization. Changes in condition are evaluated by appropriately trained managers and referred to appropriate medical personnel including the consumers’ primary care physicians and managed care plans for treatment and follow-up. We also will coordinate the services provided by our team with those of selected health care agencies. We believe this approach to the provision of care to our consumers and the integration of our services into the broader healthcare industry is particularly attractive to managed care providers and others who are ultimately responsible for the healthcare needs of our consumers and related costs.

Our ability to grow our net service revenues is closely correlated with the number of consumers to whom we provide services. Our growth depends on our ability to maintain existing payor client relationships, establish relationships with new payors, enter into new contracts and increase referral sources. Our growth is also dependent upon the authorization by state agencies of new consumers to receive our services. We believe there are several market opportunities for growth. The U.S. population of persons aged 65 and older is growing, and the U.S. Census Bureau estimates that this population will more than double by 2050. Additionally, we believe the overwhelming majority of consumers in need of care generally prefer to receive care in their homes or community-based settings. Finally, we believe the provision of home and community based services is more cost-effective than the provision of similar services in an institutional setting for long-term care.

We have historically grown our business primarily through organic growth in existing service areas and the expansion into new service areas, complemented by selective acquisitions. Our acquisitions have historically been focused on facilitating entry into new states and increasing our market penetration in states we already serve.

Effective June 1, 2014, we acquired Cura Partners, LLC, which conducts business under the name Aid & Assist at Home, LLC (“Aid & Assist”), in order to further expand our presence in the State of Tennessee. The total consideration transferred in the transaction was $8,253,000, comprised of $7,233,000 in cash and $1,020,000 representing the estimated in fair value of future cash consideration subject to the achievement of certain performance targets set forth in an earn-out agreement. The related acquisition costs were $536,000 and were expensed as incurred. The results of operations from this acquired entity are included in our statements of operations from the date of the acquisition.

We acquired two home and community based businesses during 2013 and the first quarter of 2014 to further our presence in both existing states and to expand into new states. On November 1, 2013 we acquired two agencies located in South Carolina from the Medi Home Private Care Division of Medical Services of America, Inc. On January 24, 2014, we acquired an additional four agencies located in Tennessee and two agencies located in Ohio from the Medi Home Private Care Division of Medical Services of America, Inc. On December 1, 2013 we acquired the assets of Coordinated Home Health Care, LLC, a personal care business located in New Mexico, which included sixteen offices located in southern New Mexico. The combined purchase price for the foregoing acquisitions was $12,325,000 paid at closing and a maximum of $2,250,000 in future cash consideration based on certain performance criteria. The related acquisitions costs totaled $660,000 and were expensed as incurred. The results of operations from these acquired entities are included in our statements of operations from the dates of the respective acquisitions.

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

As of June 30, 2014, we provided our home and community based services in 133 locations across 22 states. As of December 31, 2013, we provided our home and community based services in 121 locations across 21 states.

        Our payor clients are principally federal, state and local governmental agencies and increasingly managed care organizations. The federal, state and local programs under which the agencies operate are subject to legislative, budgetary and other risks that can influence reimbursement rates. Our commercial insurance carrier payor clients are typically for-profit companies and are continuously seeking opportunities to control costs. We are beginning to experience and anticipate a further transition of business from government payors to managed care organizations with which we are seeking to grow our business given our emphasis on coordinated care and the prevention of unnecessary costly acute care. We are also seeking to grow our private duty business. Managed care payors are commercial insurance carriers who are under contract with various federal and state governmental agencies to manage the provision of home and community based services. Their objective is to lower total health care costs by integrating the provision of home and community based services with those benefit programs responsible for the provision of acute care services to their consumers.

For the three and six months ended June 30, 2014 and 2013 our payor revenue mix for continuing operations was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
State, local and other governmental programs	89.4%	93.7%	90.1%	94.2%
Managed care	6.2	0.9	5.3	0.5
Private duty	3.3	4.2	3.4	4.1
Commercial	1.1	1.2	1.2	1.2

	100.0%	100.0%	100.0%	100.0%

We derive a significant amount of our net service revenues from our continuing operations in Illinois, which represented 61.1% and 66.0% of our total net service revenues from continuing operations for the three months ended June 30, 2014 and 2013, respectively. Net service revenues from our operations in Illinois represented 61.3% and 65.8% of our total net service revenues for the six months ended June 30, 2014 and 2013, respectively.

A significant amount of our net service revenues from continuing operations are derived from one payor client, the Illinois Department on Aging, which accounted for 54.2 % and 59.1% of our total net service revenues from continuing operations for the three months ended June 30, 2014 and 2013, respectively. The Illinois Department of Aging accounted for 54.6 % and 59.3% of our total net service revenues from continuing operations for the six months ended June 30, 2014 and 2013, respectively.

We measure the performance of our business using a number of different metrics, including billable hours, billable hours per business day, revenues per billable hour and the number of consumers, or census.

Components of our Statements of Operations

Net Service Revenues

We generate net service revenues from continuing operations by providing our services directly to consumers. We receive payment for providing such services from our payor clients, including federal, state and local governmental agencies, commercial insurers and private consumers.

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

Results of Operations

The following tables set forth, for the periods indicated, our unaudited consolidated results of operations.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

	For the Three Months Ended June 30,
	2014		2013		Change
	Amount	% Of Net Service Revenues	Amount	% Of Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Net service revenues	$76,965	100.0%	$65,755	100.0%	$11,210	17.0%
Cost of service revenues	56,385	73.3	49,142	74.7	7,243	14.7

Gross profit	20,580	26.7	16,613	25.3	3,967	23.9
General and administrative expenses	15,399	20.0	12,092	18.4	3,307	27.3
Depreciation and amortization	1,083	1.4	541	0.8	542	100.2

Total operating expenses	16,482	21.4	12,633	19.2	3,849	30.5

Operating income from continuing operations	4,098	5.3	3,980	6.1	118	3.0

Interest income	(5)	—	—	—	(5)
Interest expense	156	0.2	142	0.2	14

Total interest expense, net	151	0.2	142	0.2	9	6.3

Income from continuing operations before income taxes	3,947	5.1	3,838	5.8	109	2.8
Income tax expense	1,218	1.6	1,256	1.9	(36)	(2.9)

Net income from continuing operations	2,729	3.5	2,582	3.9	147	5.7

	For the Three Months Ended June 30,
	2014		2013		Change
	Amount	% Of Net Service Revenues	Amount	% Of Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Discontinued operations:
Loss from Home Health Business, net of Tax	—	—	(150)	(0.2)	150	(100.0)

Net income	$2,729	3.5%	$2,432	3.7%	$297	12.2%

Business Metrics (Actual Numbers, Except Billable Hours in Thousands)
Average billable census	30,523		26,173		4,350	16.6%
Billable hours	4,536		3,872		664	17.1
Average Billable hours per census per month	50		49		1	2.0
Billable hours per business day	72,006		59,569		12,437	20.9
Revenues per billable hour	$16.97		$16.98		$(0.01)	(0.1)%

Net service revenues from state, local and other governmental programs accounted for 89.4% and 93.7 % of net service revenues for the three months ended June 30, 2014 and 2013, respectively. Managed care, private duty and commercial payors accounted for the remainder of net service revenues.

Net service revenues increased $11,210,000, or 17.0%, to $76,965,000 for the three months ended June 30, 2014 compared to $65,755,000 for the same period in 2013. The increase was primarily due to a 16.6% increase in average billable census, of which 8.7% is same store census growth and 7.9% is related to acquisitions.

Gross profit, expressed as a percentage of net service revenues, increased to 26.7% for the second quarter of 2014, compared to 25.3 % the same period in 2013. The increase was primarily due to lower than anticipated worker’s compensation expense and recent acquisitions providing higher margins.

General and administrative expenses, expressed as a percentage of net service revenues increased to 20.0 % for the three months ended June 30, 2014, from 18.4% for the three months ended June 30, 2013. General and administrative expenses increased to $15,399,000 as compared to $12,092,000 for the three months ended June 30, 2014 and 2013, respectively. The increase in general and administrative expenses was due to an increase in the general and administrative costs related to acquisitions, one time acquisition expenses, move costs and increased expenditures related to information technology for the three months ended June 30, 2014 as compared to 2013.

Depreciation and amortization, expressed as a percentage of net service revenues, increased to 1.4% for the second quarter of 2014, from 0.8% for the same period in 2013. Amortization of intangibles, which are principally amortized using accelerated methods, totaled $735,000 and $339,000 for the three months ended June 30, 2014 and 2013, respectively.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

	For the Six Months Ended June 30,
	2014		2013		Change
	Amount	% Of Net Service Revenues	Amount	% Of Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Net service revenues	$148,648	100.0%	$128,753	100.0%	$19,895	15.5%
Cost of service revenues	109,400	73.6	96,342	74.8	13,058	13.6

Gross profit	39,248	26.4	32,411	25.2	6,837	21.1
General and administrative expenses	29,802	20.0	23,602	18.3	6,200	26.3
Depreciation and amortization	1,578	1.1	1,087	0.8	491	45.2

Total operating expenses	31,380	21.1	24,689	19.2	6,691	27.1

Operating income from continuing operations	7,868	5.3	7,722	6.0	146	1.9

Interest income	(7)	—	—	—	(7)
Interest expense	312	0.2	350	0.3	(38)

Total interest expense, net	305	0.2	350	0.3	(45)	(12.9)

Income from continuing operations before income taxes	7,563	5.1	7,372	5.7	191	2.6

	For the Six Months Ended June 30,
	2014		2013		Change
	Amount	% Of Net Service Revenues	Amount	% Of Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Income tax expense	2,480	1.7	2,103	1.6	379	18.0

Net income from continuing operations	5,083	3.4	5,269	4.1	(186)	(3.5)

Discontinued operations:
Earnings from Home Health Business, net of Tax	—	—	10,424	8.1	(10,424)	(100.0)

Net income	$5,083	3.4%	$15,693	12.2%	$(10,610)	(67.6)%

Business Metrics (Actual Numbers, Except Billable Hours in Thousands)
Average billable census	30,010		26,501		3,509	13.2%
Billable hours	8,773		7,586		1,187	15.6
Average Billable hours per census per month	49		48		1	2.1
Billable hours per business day	69,076		58,806		10,270	17.5
Revenues per billable hour	$16.94		$16.97		$(0.03)	(0.2)%

Net service revenues from state, local and other governmental programs accounted for 90.1% and 94.2% of net service revenues for the six months ended June 30, 2014 and 2013, respectively. Managed care, private duty and commercial payors accounted for the remainder of net service revenues.

Net service revenues increased $19,895,000, or 15.5%, to $148,648,000 for the six months ended June 30, 2014 compared to $128,753,000 for the same period in 2013. The increase was primarily due to a 13.2% increase in average billable census, of which 6.3% is same store census growth and 6.9% is related to acquisitions.

Gross profit, expressed as a percentage of net service revenues, increased to 26.4% for the six months ended June 30, 2014, compared to 25.2 % the same period in 2013. The increase was primarily due to lower than anticipated worker’s compensation expense and recent acquisitions providing higher margins.

General and administrative expenses, expressed as a percentage of net service revenues increased to 20.0 % for the six months ended June 30, 2014, from 18.3% for the six months ended June 30, 2013. General and administrative expenses increased to $29,802,000 as compared to $23,602,000 for the six months ended June 30, 2014 and 2013, respectively. The increase in general and administrative expenses was due to an increase in acquisition expenses, legal and consulting fees and personnel costs for the six months ended June 30, 2014 as compared to 2013.

Depreciation and amortization, expressed as a percentage of net service revenues, increased to 1.1% from 0.8% for the six months ended June 30, 2014 and 2013, respectively. Amortization of intangibles, which are principally amortized using accelerated methods, totaled $1,009,000 and $678,000 for the six months ended June 30, 2014 and 2013, respectively.

Interest Income

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, interest income. We received no prompt payment interest for the three and six months ended June 30, 2014 or 2013. While we may be owed additional prompt payment interest, the amount and timing of receipt of such payments remains uncertain and we have determined that we will continue to recognize prompt payment interest income when received. The state amended its prompt payment interest terms, effective July 1, 2011, which changed the measurement period for outstanding invoices from a 60-day to a 90-day outstanding period. We believe this change in terms will reduce future amounts paid for prompt payment interest.

Interest Expense, Net

For the three months ended June 30, 2013 as compared to June 30, 2014, interest expense, net increased from $142,000 to $151,000. For the six months ended June 30, 2013 as compared to June 30, 2014, interest expense, net decreased from $350,000 to $305,000.

Income Tax Expense

Our effective tax rates from continuing operations for the three months ended June 30, 2014 and 2013 were 32.8 % and 32.7%, respectively. The principal difference between the Federal and State statutory rates and our effective tax rate is federal employment opportunity tax credits.

Our effective tax rates from continuing operations for the six months ended June 30, 2014 and 2013 were 30.9 % and 28.5%, respectively. The principal difference between the Federal and State statutory rates and our effective tax rate is federal employment opportunity tax credits.

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

See tables below that depict the results of discontinued operations.

	For the Three Months Ended June 30, (Amounts in Thousands)
	2014	2013
Net service revenues	$—	$—
Cost of service revenues	—	—

Gross profit	—	—
General and administrative expenses	—	254

Operating loss from discontinued operations	—	(254)

Income tax benefit	—	(104)

Net loss from discontinued operations	$—	$(150)

No revenues or expenses were recorded for the three month period ended June 30, 2014 related to the Home Health Business as the business has been disposed of. The losses for the three months ended June 30, 2013 were primarily due to the wind down of our Home Health Business.

	For the Six Months Ended June 30, (Amounts in Thousands)
	2014	2013
Net service revenues	$—	$6,476
Cost of service revenues	—	3,713

Gross profit	—	2,763
General and administrative expenses	—	3,928

Operating loss from discontinued operations	—	(1,165)

Income tax benefit	—	(478)

Net loss from discontinued operations	$—	$(687)

No revenues or expenses were recorded for the six months ended June 30, 2014 related to the Home Health Business as the business has been disposed of. The losses for the six months ended June 30, 2013 were primarily due to the wind down of our Home Health Business and reduced sales, higher costs to treat consumers and our inability to reduce fixed general and administrative costs at a rate consistent with revenue declines.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash from operations and borrowings under our credit facility. At June 30, 2014 and December 31, 2013, we had cash balances of $19,541,000 and $15,565,000, respectively.

As of June 30, 2014 and December 31, 2013, we had no balances outstanding under the revolving credit portion of our credit facility. After giving effect to the amount drawn on our credit facility, approximately $12,421,000 of outstanding letters of credit and borrowing limits based on an advanced multiple of adjusted EBITDA, we had $40,004,000 and $42,279,000 available for borrowing under the credit facility as of June 30, 2014 and December 31, 2013, respectively.

We used approximately $16,300,000 of the proceeds from the sale of the Home Health Business to pay down the outstanding amount of the revolving credit facility during the first quarter of 2013. In addition, in consideration for our lender’s consent to the sale of the Home Health Business, we agreed to work in good faith to negotiate an amendment to our credit facility to amend certain provisions of the credit agreement. Cash flows from operating activities represent the inflow of cash from our payor clients and the outflow of cash for payroll and payroll taxes, operating expenses, interest and taxes. Due to its revenue deficiencies and financing issues, the State of Illinois has reimbursed us on a delayed basis with respect to our various agreements including with our largest payor, the Illinois Department on Aging. The open receivable balance from the State of Illinois decreased by $12,084,000, from $44,409,000 as of December 31, 2013 to $32,325,000 as of June 30, 2014.

The State of Illinois has reimbursed us for services on an accelerated basis in the most recent quarter. Their payments have been sporadic and delayed in the past. Should payments become delayed in the future, the delays may adversely impact our liquidity and may result in the need to increase borrowings under our credit facility.

Credit Facility

During the fiscal quarter ended June 30, 2014 we operated under a previously existing credit facility the (“Expiring Credit Facility”). On August 11, 2014, we renewed our credit facility for a period of five years on essentially the same terms as the Expiring Credit Facility (the “New Credit Facility”). See Note 12 to the Condensed Consolidated Financial Statements for additional information.

Our Expiring Credit Facility provided a $55,000,000 revolving line of credit which was set to expire on November 2, 2014, and included $15,000,000 sublimit for the issuance of letters of credit and previously included a $5,000,000 term loan that matured and was paid on January 5, 2013. Substantially all of the subsidiaries of Holdings were co borrowers, and Holdings guaranteed the borrowers’ obligations under the Expiring Credit Facility. The Expiring Credit Facility was secured by a first priority security interest in all of Holdings’ and the borrowers’ current and future tangible and intangible assets, including the shares of stock of the borrowers.

The availability of funds under the revolving credit portion of the Expiring Credit Facility was based on the lesser of (i) the product of adjusted EBITDA, as defined, for the most recent 12-month period for which financial statements had been delivered under the credit facility agreement multiplied by the specified advance multiple, up to 3.25, less the outstanding senior indebtedness and letters of credit, and (ii) $55,000,000 less the outstanding revolving loans and letters of credit. Interest on the revolving line of credit and term loan amounts outstanding under the credit facility is payable either at a floating rate equal to the 30-day LIBOR, plus an applicable margin of 4.6% or the LIBOR rate for term periods of one, two, three or six months plus a margin of 4.6%. Interest on the credit facility was paid monthly on or at the end of the relevant interest period, as determined in accordance with the credit facility agreement. We paid a fee equal to 0.5% per annum of the unused portion of the revolving portion of the credit facility. Issued stand-by letters of credit were charged at a rate of 2.0% per annum payable monthly. We did not have any amounts outstanding on our credit facility as of June 30, 2014 or December 31, 2013 and the total availability under the revolving credit loan facility was $42,579,000 as of June 30, 2014.

The Expiring Credit Facility contained customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The Expiring Credit Facility also contained certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum fixed charge coverage ratio, a requirement to stay below a maximum senior leverage ratio and a requirement to stay below a maximum permitted amount of capital expenditures, as well as restrictions on guarantees, indebtedness, liens, dividends, distributions, investments and loans, subject to customary carve outs, restrictions on our ability to enter into transactions other than in the ordinary course of business, a restriction on the ability to consummate more than three acquisitions in any calendar year, or for the purchase price of any one acquisition to exceed $500,000 in each case without the consent of the lenders, restrictions on mergers, transfers of assets, acquisitions, equipment, subsidiaries and affiliate transactions, subject to customary carve outs, and restrictions on fundamental changes and lines of business. We were in compliance with all of our credit facility covenants at June 30, 2014 and December 31, 2013.

        The New Credit Facility matures on November 2, 2019 and has the same material terms as the Expiring Credit Facility described in above, with the exception of an increase in the capital expenditures permitted without prior consent from the administrative agent from $1,250,000 annually to $5,000,000 for 2014 and $2,500,000 per year thereafter and an increase in the value of the acquisitions permitted without prior consent from the administrative agent from $500,000 to $2,000,000 per year and an increase in the sublimit for the issuance of letters of credit from $15,000,000 to $27,500,000. Further, interest on the revolving line of credit may be payable at (i) a floating rate equal to the 30-day LIBOR, plus a margin of 4.6%, (ii) the LIBOR rate for term periods of one, two or three months, plus a margin of 4.6% or (iii) the base rate, plus a margin of 1.6%, where the base rate is equal to the greatest of (a) the rate of interest last quoted by The Wall Street Journal as the “prime rate”, (b) the sum of the federal funds rate, plus a margin of 0.5% and (c) the sum of the adjusted LIBOR that would be applicable to a loan with a one month interest period advanced on such day, plus a margin of 3%.

While our growth plan is not entirely dependent on the completion of acquisitions, if we do not have sufficient cash resources or availability under our credit facility, or we are otherwise prohibited from making acquisitions, our growth could be limited unless we obtain additional equity or debt financing or unless we obtain the necessary consents from our lenders. We believe the available borrowings under our credit facility which, when taken together with cash from operations, will be sufficient to cover our working capital needs for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2014 and 2013:

	For the Six Months Ended June 30, (Amounts in Thousands)
	2014	2013
Net cash provided by operating activities	$15,003	$34,246
Net cash (used in) provided by investing activities	(11,241)	19,252
Net cash provided by (used in) financing activities	214	(16,458)

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Net cash provided by operating activities was $15,003,000 for the six months ended June 30, 2014, compared to cash provided by operations of $34,246,000 for the same period in 2013. This decrease in cash provided by operations was primarily due to a decrease in cash from changes in net working capital for the six months ended June 30, 2014 as compared to the same period in 2013.

Net cash used in investing activities was $11,241,000 for the six months ended June 30, 2014. Our investing activities for the six months ended June 30, 2014 included purchases of property and equipment related to our corporate headquarters in Downers Grove, IL, the purchase of a new payroll system and the acquisition of Aid & Assist as previously described in Note 3 to the Condensed Consolidated Financial Statements. Our investing activities for the six months ended June 30, 2013 were $19,659,000 in net proceeds received from the sale of the Home Health Business and the purchase of $407,000 of property and equipment.

Net cash provided by financing activities was $214,000 for the six months ended June 30, 2014 as compared to net used by financing activities of $16,458,000 for the six months ended June 30, 2013. Our financing activities for the six months ended June 30, 2014 were primarily driven by the exercise of employee stock options. Our financing activities for the six months ended June 30, 2013 were primarily driven by net payments of $16,250,000 on the revolving credit portion of our credit facility, and $208,000 in payments on our term loan.

Outstanding Accounts Receivable

Gross accounts receivable as of June 30, 2014 and December 31, 2013 was approximately $52,776,000 and $65,494,000, respectively. Outstanding accounts receivable, net of the allowance for doubtful accounts, decreased by $12,718,000 as of June 30, 2014 as compared to December 31, 2013. The decrease in accounts receivable is primarily attributable to an increase in payments we received from the State of Illinois during the first six months of 2014.

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

The following tables detail our accounts receivable before reserves by payor category, showing Illinois governmental payors separately, and the related allowance amount at June 30, 2014 and December 31, 2013:

	June 30, 2014
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(Amounts in Thousands, Except Percentages)
Continuing Operations
Illinois governmental based programs	$29,742	$1,005	$514	$1,064	$32,325
Other state, local and other governmental programs	14,450	1,796	1,288	(15)	17,519
Private duty and commercial	2,539	320	28	(5)	2,882

	46,731	3,121	1,830	1,044	52,726

Aging % continuing operations	89.6%	5.9%	3.5%	2.0%
Medicare	—	—	—	50	50
Other state, local and other governmental programs	—	—	—	—	—
Private duty and commercial	—	—	—	—	—
Illinois governmental based programs	—	—	—	—	—

	—	—	—	50	50

Total	$46,731	$3,121	$1,830	$1,094	$52,776

Aging % of total	89.5%	5.9%	3.5%	2.1%
Allowance for doubtful accounts					$4,051
Reserve as % of gross accounts receivable					7.7%

	December 31, 2013
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(Amounts in Thousands, Except Percentages)
Continuing Operations
Illinois governmental based programs	$40,584	$2,912	$430	$483	$44,409
Other state, local and other governmental programs	14,551	1,659	914	116	17,240
Private duty and commercial	2,586	380	142	112	3,220

	57,721	4,951	1,486	711	64,869

Aging % continuing operations	89.0%	7.6%	2.3%	1.0%
Medicare	—	—	744	—	744
Other state, local and other governmental programs	—	—	—	—	—
Private duty and commercial	—	—	(119)	—	(119)
Illinois governmental based programs	—	—	—	—	—

	—	—	625	—	625

Total	$57,721	$4,951	$2,111	$711	$65,494

Aging % of total	88.1%	7.6%	3.2%	1.1%
Allowance for doubtful accounts					$4,140
Reserve as % of gross accounts receivable					6.3%

We calculate our continuing operations days sales outstanding (“DSO”) by taking the accounts receivable outstanding net of the allowance for doubtful accounts divided by the total net service revenues for the last quarter, multiplied by the number of days in that quarter. Our DSOs from continuing operations were 62 days and 85 days at June 30, 2014 and December 31, 2013, respectively. The DSOs for our largest payor, the Illinois Department on Aging, at June 30, 2014 and December 31, 2013 were 61 days and 97 days, respectively.

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

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

Revenue Recognition

The majority of our revenues for the three and six months ended June 30, 2014 and 2013 from continuing operations are derived from Medicaid and Medicaid waiver programs under agreements with various state and local authorities. These agreements provide for a service term from one year to an indefinite term. Services are provided based on authorized hours, determined by the relevant state or local agency, at an hourly rate specified in the agreement or fixed by legislation. Services to other payors, such as private or commercial clients, are provided at negotiated hourly rates and recognized in net service revenues as services are provided. We provide for appropriate allowances for uncollectible amounts at the time the services are rendered.

Accounts Receivable and Allowance for Doubtful Accounts

We are paid for our services primarily by state and local agencies under Medicaid or Medicaid waiver programs, managed care organizations, commercial insurance companies and private consumers. While our accounts receivable are uncollateralized, our credit risk is somewhat limited due to the significance of governmental payors to our results of operations. Laws and regulations governing the governmental programs in which we participate are complex and subject to interpretation. Amounts collected may be different than amounts billed due to client eligibility issues, insufficient or incomplete documentation, services at levels other than authorized and other reasons unrelated to credit risk.

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, interest income. We did not receive any prompt payment interest for the three and six months ended June 30, 2014 or 2013. While we may be owed additional prompt payment interest, the amount and timing of receipt of such payments remains uncertain and we have determined that we will continue to recognize prompt payment interest income when received.

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

Goodwill

Our carrying value of goodwill is the residual of the purchase price over the fair value of the net assets acquired from various acquisitions including the acquisition of Addus HealthCare, Inc, accordance with ASC Topic 350, “Goodwill and Other Intangible Assets ,” goodwill and intangible assets with indefinite useful lives are not amortized. We test goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. We may use a qualitative test, known as “Step 0” or a two-step quantitative method to determine whether impairment has occurred. We can elect to perform Step 0 an optional qualitative analysis and based on the results skip the remaining two steps. In 2013, we elected to implement Step 0. The results of our Step 0 assessment indicated that it was more likely than not that the fair value of our reporting unit exceeded its carrying value and therefore we concluded that there were no impairments for the year ended December 31, 2013. No impairment charges were recorded for the three or six months ended June 30, 2013.

Long-Lived Assets

We review our long-lived assets and finite lived intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine if impairment exists, we compare the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset, generally determined by discounting the estimated future cash flows. No impairment charge was recorded for the year ended December 31, 2013 or the three or six months ended June 30, 2014.

Indefinite-lived Assets

We also have indefinite-lived assets that are not subject to amortization expense such as certificates of need and licenses to conduct specific operations within geographic markets. Our management has concluded that certificates of need and licenses have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and we intend to renew and operate the certificates of need and licenses indefinitely. The certificates of need and licenses are tested annually for impairment. No impairment was recorded for the year ended December 31, 2013 or the three or six months ended June 30, 2014.

Workers’ Compensation Program

Our workers’ compensation insurance program has a $350,000 deductible component. We recognize our obligations associated with this program in the period the claim is incurred. The cost of both the claims reported and claims incurred but not reported, up to the deductible, have been accrued based on historical claims experience, industry statistics and an actuarial analysis performed by an independent third party. We monitor our claims quarterly and adjust our reserves accordingly. These costs are recorded primarily in the cost of services caption in the consolidated statement of operations. Under the agreement pursuant to which we acquired Addus HealthCare, claims under our workers’ compensation insurance program that relate to December 31, 2005 or earlier are the responsibility of the selling shareholders in the acquisition, subject to certain limitations. In August 2010, the FASB issued Accounting Standards Update No 2010-24, Health Care Entities (Topic 954), “Presentation of Insurance Claims and Related Insurance Recoveries” (“ASU 2010-24”), which clarifies that companies should not net insurance recoveries against a related claim liability. Additionally, the amount of the claim liability should be determined without consideration of insurance recoveries. As of June 30, 2014 and December 31, 2013, we recorded $746,000 and $821,000 in workers’ compensation insurance recovery receivables and a corresponding increase in its workers’ compensation liability. The workers’ compensation insurance recovery receivable is included in our prepaid expenses and other current assets on the balance sheet.

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

Historically, we have been exposed to market risk due to fluctuation in interest rates. As of June 30, 2014, we have had no outstanding long-term indebtedness and therefore no current exposure.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the material weaknesses identified in Management’s Annual Report on Internal Control Over Financial Reporting, which have not been completely remediated. We had one material weakness in information technology controls due to an aggregation of deficiencies relating to segregation of duties, user access, and change management controls in key information technology systems. We had a second material weakness in payroll processes due to an aggregation of deficiencies relating to the information technology deficiencies described above, ineffective controls over payroll changes, and ineffective review and monitoring controls. To remediate these material weaknesses, we have engaged an expert consultant in information technology controls to assist in improving the design and effectiveness of controls in this area. In addition, we are redesigning human resources and payroll process controls that will remediate deficiencies identified in payroll in advance of the implementation of a comprehensive payroll and human resources information system.

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

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company dated as of November 2, 2009 (filed on November 20, 2009 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

3.2	Amended and Restated Bylaws of the Company, as amended by the First Amendment to the Amended and Restated Bylaws (filed on May 9, 2013 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

4.1	Form of Common Stock Certificate (filed on October 2, 2009 as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

10.1	Amended and Restated Credit and Guaranty Agreement, among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation, Professional Reliable Nursing Service, Inc., Addus HealthCare (Delaware), Inc. and Cura Partners, LLC, as borrowers, Addus HomeCare Corporation, the other credit parties from time to a time a party thereto, the various institutions from time to time a party thereto, as lenders, and Fifth Third Bank as agent and L/C issuer.*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	Financial statements from the quarterly report on Form 10-Q of Addus HomeCare Corporation for the quarter ended June 30, 2014, filed on August 11, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.*

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADDUS HOMECARE CORPORATION

Date: August 11, 2014	By:	/S/ MARK S. HEANEY

Mark S. Heaney President and Chief Executive Officer (As Principal Executive Officer)

Date: August 11, 2014	By:	/S/ DENNIS B. MEULEMANS

Dennis B. Meulemans Chief Financial Officer (As Principal Financial Officer)

Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company dated as of November 2, 2009 (filed on November 20, 2009 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

3.2	Amended and Restated Bylaws of the Company, as amended by the First Amendment to the Amended and Restated Bylaws (filed on May 9, 2013 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

4.1	Form of Common Stock Certificate (filed on October 2, 2009 as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

10.1	Amended and Restated Credit and Guaranty Agreement, among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation, Professional Reliable Nursing Service, Inc., Addus HealthCare (Delaware), Inc. and Cura Partners, LLC, as borrowers, Addus HomeCare Corporation, the other credit parties from time to a time a party thereto, the various institutions from time to time a party thereto, as lenders, and Fifth Third Bank as agent and L/C issuer.*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	Financial statements from the quarterly report on Form 10-Q of Addus HomeCare Corporation for the quarter ended June 30, 2014, filed on August 11, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.*

*	Filed herewith
**	Furnished herewith