Form 10-Q
period 2014-09-30
Addus HomeCare Corp
filed 2014-11-07
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Common Stock $0.001 par value

Shares outstanding at October 27, 2014: 10,989,879

ADDUS HOMECARE CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2014 and December 31, 2013

(amounts and shares in thousands, except per share data)

	(Unaudited)	(Audited)
	September 30, 2014	December 31, 2013
Assets

Current assets
Cash	$14,124	$15,565
Accounts receivable, net of allowances of $4,171 and $4,140 at September 30, 2014 and December 31, 2013, respectively	62,121	61,354
Prepaid expenses and other current assets	6,937	6,235
Deferred tax assets	8,326	8,326

Total current assets	91,508	91,480

Property and equipment, net of accumulated depreciation and amortization	7,646	2,634

Other assets
Goodwill	64,237	60,026
Intangibles, net of accumulated amortization	11,043	8,762
Investments in joint ventures	900	900
Other assets	13	132

Total other assets	76,193	69,820

Total assets	$175,347	$163,934

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,613	$4,633
Current portion of capital lease obligations	978	—
Accrued expenses	41,434	41,945
Deferred revenue	3	59

Total current liabilities	46,028	46,637

Capital lease obligations, less current portion	2,926	—
Deferred tax liabilities	3,441	3,441

Total liabilities	$52,395	$50,078

Stockholders’ equity
Common stock—$.001 par value; 40,000 authorized and 10,990 and 10,913 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	$11	$11
Additional paid-in capital	83,848	83,072
Retained earnings	39,093	30,773

Total stockholders’ equity	122,952	113,856

Total liabilities and stockholders’ equity	$175,347	$163,934

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months Ended September 30, 2014 and 2013

(amounts and shares in thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net service revenues	$81,658	$67,306	$230,306	$196,059
Cost of service revenues	59,818	50,080	169,218	146,422

Gross profit	21,840	17,226	61,088	49,637
General and administrative expenses	15,773	12,424	45,576	36,026
Depreciation and amortization	1,106	539	2,684	1,626

Total operating expenses	16,879	12,963	48,260	37,652

Operating income from continuing operations	4,961	4,263	12,828	11,985

Interest income	(8)	(183)	(16)	(183)
Interest expense	188	159	500	509

Total interest expense, net	180	(24)	484	326

Income from continuing operations before income taxes	4,781	4,287	12,344	11,659
Income tax expense	1,544	1,517	4,024	3,620

Net income from continuing operations	$3,237	$2,770	$8,320	$8,039

Discontinued operations:
(Loss) from home health business, net of tax	—	(203)	—	(890)
Gain on sale of home health business, net of tax	—	—	—	11,111

Earnings from discontinued operations	—	(203)	—	10,221

Net income	$3,237	$2,567	$8,320	$18,260

Net income per common share
Basic income per share
Continuing operations	$0.30	$0.26	$0.76	$0.75
Discontinued operations	—	(0.02)	—	0.95

Basic income per share	$0.30	$0.24	$0.76	$1.70

Diluted income per share
Continuing operations	$0.29	$0.25	$0.75	$0.73
Discontinued operations	—	(0.02)	—	0.93

Diluted income per share	$0.29	$0.23	$0.75	$1.66

Weighted average number of common shares and potential common shares outstanding:
Basic	10,927	10,787	10,985	10,783
Diluted	11,154	11,071	11,122	11,006

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2014

(amounts and shares in thousands)

(Unaudited)

	Common Stock		Additional Paid in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2013	10,913	$11	$83,072	$30,773	$113,856

Stock-based compensation	—	—	562	—	562
Shares issued	77	0	214	—	214
Net income	—	—	—	8,320	8,320

Balance at September 30, 2014	10,990	$11	$83,848	$39,093	$122,952

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2014 and 2013

(amounts and shares in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$8,320	$18,260
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	2,684	1,627
Deferred income taxes	—	5,425
Stock-based compensation	562	365
Amortization of debt issuance costs	119	125
Provision for doubtful accounts	2,832	2,102
Gain on sale of home health business	—	(18,838)
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	(3,077)	14,685
Prepaid expenses and other current assets	(642)	997
Accounts payable	(1,188)	262
Accrued expenses	(1,964)	234
Deferred revenue	(56)	(141)

Net cash provided by operating activities	7,590	25,103

Cash flows from investing activities:
Acquisitions of businesses	(7,186)	—
Acquisition of customer list	(50)	—
Net proceeds from sale of Home Health Business	—	19,659
Purchases of property and equipment, excluding capital lease obligations	(5,913)	(577)

Net cash (used in) provided by investing activities	(13,149)	19,082

Cash flows from financing activities:
Net repayments on term loan	—	(208)
Borrowings on capital lease obligations	4,033	—
Payments on capital lease obligations	(129)	—
Cash received from exercise of stock options	214	—
Net payments on revolving credit loan	—	(16,250)

Net cash provided by (used in) financing activities	4,118	(16,458)

Net change in cash	(1,441)	27,727
Cash, at beginning of period	15,565	1,737

Cash, at end of period	$14,124	$29,464

Supplemental disclosures of cash flow information:
Cash paid for interest	$500	$437
Cash paid for income taxes	3,883	4,936
Supplemental disclosures of non-cash investing and financing activities
Tax benefit related to the amortization of tax goodwill in excess of book basis	120	120
Contingent and deferred consideration accrued for acquisitions	1,020	—

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation and Description of Business

The condensed consolidated financial statements include the accounts of Addus HomeCare Corporation (“Holdings”) and its subsidiaries (together with Holdings, the “Company” or “we”). The Company is a comprehensive provider of home and community based services to over 32,000 consumers through a network of 132 locations in 22 states. These services are primarily performed in the homes of the consumers and include assistance to the elderly, chronically ill and disabled with bathing, grooming, dressing, personal hygiene and medication reminders and other activities of daily living. Home and community based services are primarily performed under agreements with state and local governmental agencies and, increasingly, managed care organizations.

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

Revenue Recognition

The Company generates net service revenues by providing services directly to consumers. The Company receives payments for providing services from federal, state and local governmental agencies, commercial insurers and private consumers. Our continuing operations, which include the results of operations previously included in our home and community segment and agencies in three states previously included in our home health segment, are principally provided based on authorized hours, determined by the relevant agency, at an hourly rate specified in agreements or fixed by legislation and recognized as revenues at the time services are rendered. Home and community based service revenues are reimbursed by state, local and other governmental programs which are partially funded by Medicaid or Medicaid waiver programs, with the remainder reimbursed through private duty and insurance programs.

Laws and regulations governing the Medicaid and Medicare programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates may change in the near term. The Company believes that it is in compliance in all material respects with all applicable laws and regulations.

Allowance for Doubtful Accounts

The Company establishes its allowance for doubtful accounts to the extent it is probable that a portion or all of a particular account will not be collected. The Company estimates its provision for doubtful accounts primarily by aging receivables utilizing eight aging categories and applying its historical collection rates to each aging category, taking into consideration factors that might impact the use of historical collection rates or payor groups, with certain large payors analyzed separately from other payor groups. In the Company’s evaluation of these estimates, it also considers delays in payment trends in individual states due to budget or funding issues, billing conversions related to acquisitions or internal systems, resubmission of bills with required documentation and disputes with specific payors. An allowance for doubtful accounts is maintained at a level management believes is sufficient to cover potential losses. However, actual collections could differ from the Company’s estimates.

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

Goodwill

The Company’s carrying value of goodwill is the residual of the purchase price over the fair value of the net assets acquired from various acquisitions including the acquisition of Addus HealthCare, Inc. (“Addus HealthCare”). In accordance with Accounting Standards Codification (“ASC”) Topic 350, “Goodwill and Other Intangible Assets” goodwill and intangible assets with indefinite useful lives are not amortized. The Company tests goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. The Company may use a qualitative test, known as “Step 0,” or a two-step quantitative method to determine whether impairment has occurred. In Step 0, the Company can elect to perform an optional qualitative analysis and based on the results skip the two step analysis. In 2013, the Company elected to implement Step 0 and was not required to conduct the remaining two step analysis. The results of the Company’s Step 0 assessment indicated that it was more likely than not that the fair value of its reporting unit exceeded its carrying value and therefore the Company concluded that there were no impairments for the year ended December 31, 2013. No impairment charges were recorded for the three or nine months ended September 30, 2014 or 2013.

Intangible Assets

The Company’s identifiable intangible assets consist of customer and referral relationships, trade names, trademarks, state licenses and non-compete agreements. Amortization is computed using straight-line and accelerated methods based upon the estimated useful lives of the respective assets, which range from two to 25 years.

Intangible assets with finite lives are amortized using the estimated economic benefit method over the useful life and assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company would recognize an impairment loss when the estimated future non-discounted cash flows associated with the intangible asset is less than the carrying value. An impairment change would then be recorded for the excess of the carrying value over the fair value. The Company estimates the fair value of these intangible assets using the income approach. No impairment charge was recorded for the three and nine months ended September 30, 2014 or 2013.

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

The Company also has indefinite-lived intangible assets that are not subject to amortization expense such as certificates of need and licenses to conduct specific operations within geographic markets. The Company’s management has concluded that certificates of need and licenses have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets, and the Company intends to renew and operate the certificates of need and licenses indefinitely. The certificates of need and licenses are tested annually for impairment. No impairment was recorded for the three and nine months ended September 30, 2014 or 2013.

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

Interest Income

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the statement of operations as interest income. For the three and nine months ended September 30, 2014, the Company did not receive any prompt payment interest. For the three and nine months ended September 30, 2013, the Company received $183,000 in prompt payment interest.

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

Stock-based Compensation

The Company has two stock incentive plans, the 2006 Stock Incentive Plan (the “2006 Plan”) and the 2009 Stock Incentive Plan (the “2009 Plan”) that provide for stock-based employee compensation. The Company accounts for stock-based compensation in accordance with ASC Topic 718, “ Stock Compensation .” Compensation expense is recognized on a graded method under the 2006 Plan and on a straight-line basis under the 2009 Plan over the vesting period of the awards based on the fair value of the options and restricted stock awards. Under the 2006 Plan, the Company historically used the Black-Scholes option pricing model to estimate the fair value of its stock based payment awards, but beginning October 28, 2009 under its 2009 Plan it began using an enhanced Hull-White Trinomial model. The determination of the fair value of stock-based payments utilizing the Black-Scholes model and the Enhanced Hull-White Trinomial model is affected by Holdings’ stock price and a number of assumptions, including expected volatility, risk-free interest rate, expected term, expected dividends yield, expected forfeiture rate, expected turn-over rate and the expected exercise multiple.

Net Income Per Common Share

Net income per common share, calculated on the treasury stock method, is based on the weighted average number of shares outstanding during the period. The Company’s outstanding securities that may potentially dilute the common stock are stock options and restricted stock awards.

Included in the Company’s calculation for the three and nine months ended September 30, 2014 were 646,000 stock options outstanding, of which 208,000 and 216,000, respectively, were dilutive. In addition, there were 60,000 restricted stock awards outstanding, 19,000 and 12,000 of which were dilutive for the three and nine months ended September 30, 2014, respectively.

Included in the Company’s calculation for the three and nine months ended September 30, 2013 were 641,000 stock options outstanding, of which 242,000 and 183,000, respectively, were dilutive. In addition, there were 96,000 restricted stock awards outstanding, 42,000 and 40,000 of which were dilutive for the three and nine months ended September 30, 2013, respectively.

Estimates

The financial statements are prepared by management in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) and include estimated amounts and certain disclosures based on assumptions about future events. Accordingly, actual results could differ from those estimates.

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

The Company applies fair value techniques on a non-recurring basis associated with valuing potential impairment losses related to goodwill and indefinite-lived intangible assets and also when determining the fair value of contingent considerations. To determine the fair value in these situations, the Company uses Level 3 inputs, such as discounted cash flows, or if available, what a market participant would pay on the measurement date.

The Company utilizes the income approach to estimate the fair value of its intangible assets derived from acquisitions. In addition, discounted cash flows were used to estimate the fair value of the Company’s investment in joint ventures.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard in 2017.

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

The following table presents the net service revenues and earnings attributable to discontinued operations, which include the financial results for the three and nine months ended September 30, 2014 and 2013:

	For the Three Months Ended September 30, (Amounts in Thousands)		For the Nine Months Ended September 30, (Amounts in Thousands)
	2014	2013	2014	2013
Net service revenues	$—	$—	$—	$6,475

Loss before income taxes	—	(344)	—	(1,509)
Income tax benefit	—	(141)	—	(619)

Net loss from discontinued operations	$—	$(203)	$—	$(890)

The following table presents the net gain on the sale of the Home Health Business, which was recorded March 1, 2013.

Gain (Amounts in Thousands)
Gain before income taxes	$18,838
Income tax benefit	(7,727)

Net income from discontinued operations	11,111

Pursuant to the Home Health Purchase Agreement, the Company retained $625,000 of accounts receivable, net as of December 31, 2013. In addition, the Company retained the related accrued expenses and accounts payable associated with the Home Health Business as of December 31, 2013.

3. Acquisitions

Effective June 1, 2014, the Company acquired Cura Partners, LLC, which conducts business under the name Aid & Assist at Home, LLC (“Aid & Assist”), in order to further expand the Company’s presence in the State of Tennessee. The total consideration for the transaction was $8,206,000, comprised of $7,186,000 in cash and $1,020,000, which has not yet been paid, representing the estimated fair value, subject to the achievement of certain performance targets set forth in an earn-out agreement. The related acquisition costs were $543,000 and were expensed as incurred. The results of operations from this acquired entity are included in the Company’s statement of operations from the date of the acquisition.

The Company’s acquisition of Aid & Assist has been accounted for in accordance with ASC Top 805, “Business Combinations,” and the resultant goodwill and other intangible assets will be accounted for under ASC Topic 350 “Goodwill and Other Intangible Assets.” The acquisition was recorded at its fair value as of June 1, 2014. The total purchase price is $8,206,000 and is comprised of:

Total (Amounts in Thousands)
Cash	$7,186
Contingent earn-out obligation (net of $148 discount)	1,020

Total purchase price	$8,206

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

Under business combination accounting, the total purchase price will be allocated to Aid & Assist’s net tangible and identifiable intangible assets based on their estimated fair values. Based upon management’s preliminary valuation, the total purchase price has been allocated as follows:

Total (Amounts in Thousands)
Goodwill	$4,331
Identifiable intangible assets	3,950
Accounts receivable (net)	521
Furniture, fixtures and equipment	65
Other current assets	60
Accrued liabilities	(553)
Accounts payable	(168)

Total purchase price allocation	$8,206

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

The Aid & Assist acquisition accounted for $3,295,000 and $4,358,000 of net service revenues from continuing operations for the three and nine months ended September 30, 2014, respectively.

The Company acquired two home and community based businesses during 2013 and the first quarter of 2014 to further its presence in both existing states and to expand into new states. On November 1, 2013, the Company acquired two agencies located in South Carolina from the Medi Home Private Care Division of Medical Services of America, Inc. On January 24, 2014, the Company acquired an additional four agencies located in Tennessee and two agencies located in Ohio from the Medi Home Private Care Division of Medical Services of America, Inc. On December 1, 2013, the Company acquired the assets of Coordinated Home Health Care, LLC, a personal care business located in New Mexico (“CHHC”), which included sixteen offices located in southern New Mexico. The combined purchase price for the foregoing acquisitions was $12,325,000 paid at closing and a maximum of $2,250,000 in future cash consideration based on certain performance criteria. The related acquisition costs totaled $660,000 and were expensed as incurred. The results of operations from these acquired entities are included in the Company’s Statements of Income from the dates of the respective acquisitions.

The Company’s acquisition of the assets of CHHC has been accounted for in accordance with ASC Top 805, “Business Combinations” and the resultant goodwill and other intangible assets will be accounted for under ASC Topic 350 “Goodwill and Other Intangible Assets.” Assets acquired and liabilities assumed were recorded at their fair values as of December 1, 2013. The total purchase price was $12,825,000 and is comprised of:

Total (Amounts in Thousands)
Cash	$11,725
Contingent earn-out obligation (net of discount of $1,125)	1,100

Total purchase price	$12,825

The contingent earn-out obligation was recorded at its fair value of $1,100,000, which is the present value of the Company’s obligation to up to $2,250,000 based on probability-weighted estimates of the achievement of certain performance targets, as defined in the earn-out agreement between the parties.

Under business combination accounting, the total purchase price was allocated to CHHC’s net tangible and identifiable intangible assets based on their estimated fair values. Based upon management’s valuation, the total purchase price was allocated as follows:

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

Acquisitions completed during the fourth quarter 2013 accounted for $5,821,000 and $16,004,000 of net service revenues from continuing operations for the three and nine months ended September 30, 2014, respectively.

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

The Company can elect to perform Step 0, an optional qualitative analysis and based on the results skip the remaining two steps. In 2013 and 2012, the Company elected to implement Step 0 and was not required to conduct the remaining two step analysis. In performing its goodwill assessment for 2013 and 2012, the Company evaluated the following factors that affect future business performance: macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, entity-specific events, reporting unit factors and company stock price. As a result of the assessments of these qualitative factors, the Company concluded that it was more likely than not that the fair values of the reporting unit goodwill as of December 31, 2013 exceed the carrying values of the unit. Accordingly, the first and second steps of the goodwill impairment test as described in ASC 350-20-35, which includes estimating the fair values of the Company, were not considered necessary.

The Company did not record any impairment charges for the three and nine months ended September 30, 2014 or 2013. The Company will perform its annual impairment test for fiscal 2014 during the fourth quarter of 2014.

The following is a summary of the goodwill activity for the nine months ended September 30, 2014:

Goodwill (Amounts in Thousands)
Goodwill, at December 31, 2013	$60,026
Additions for acquisitions	4,331
Adjustments to previously recorded goodwill	(120)

Goodwill, at September 30, 2014	$64,237

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

The Company also has indefinite-lived assets that are not subject to amortization expense such as certificates of need and licenses to conduct specific operations within geographic markets. The Company has concluded that certificates of need and licenses have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and the Company intends to renew and operate the certificates of need and licenses indefinitely. The certificates of need and licenses are tested annually for impairment using the cost approach. Under this method assumptions are made about the cost to replace the certificates of need. No impairment charges were recorded in the three and nine months ended September 30, 2014 or 2013.

The carrying amount and accumulated amortization of each identifiable intangible asset category consisted of the following for continuing operations at September 30, 2014 and December 31, 2013:

	Customer and referral relationships	Trade names and trade marks	State Licenses	Non- competition agreements	Total
	(Amounts in Thousands)
Gross balance at December 31, 2013	$26,346	$5,281	$150	$1,508	$33,285
Accumulated amortization	(21,138)	(2,995)	—	(390)	(24,523)

Net Balance at December 31, 2013	5,208	2,286	150	1,118	8,762

Gross balance at January 1, 2014	26,346	5,281	150	1,508	33,285
Additions	50	—	—	—	50
Additions for acquisitions	1,500	1,900	—	550	3,950
Accumulated amortization	(22,123)	(3,415)	—	(704)	(26,242)

Net Balance at September 30, 2014	$5,773	$3,766	$150	$1,354	$11,043

Amortization expense for continuing operations related to the identifiable intangible assets amounted to $710,000 and $1,719,000 for the three and nine months ended September 30, 2014, respectively. Amortization expense for continuing and discontinued operations related to the identifiable intangible assets amounted to $339,000 and $1,017,000 for the three and nine months ended September 30, 2013, respectively. Goodwill and state licenses are not amortized pursuant to ASC Topic 350.

5. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consisted of the following:

	September 30, 2014 (Amounts in Thousands)	December 31, 2013 (Amounts in Thousands)
Prepaid health insurance	$2,876	$3,192
Prepaid workers’ compensation and liability insurance	1,623	1,173
Prepaid rent	507	455
Workers’ compensation insurance receivable	940	821
Other	991	594

	$6,937	$6,235

Accrued expenses consisted of the following:

	September 30, 2014 (Amounts in Thousands)	December 31, 2013 (Amounts in Thousands)
Accrued payroll	$15,163	$12,932
Accrued workers’ compensation insurance	13,527	13,347
Accrued health insurance	3,217	3,731
Indemnification reserve (1)	1,476	3,224
Accrued payroll taxes	2,029	1,755
Accrued professional fees	1,263	1,319
Amounts due to LHCG (2)	17	2,196
Current portion of contingent earn-out obligation (3)	2,120	1,100
Other	2,622	2,341

	$41,434	$41,945

(1)	As a condition of the sale of the Home Health Business to subsidiaries of LHC Group. Inc. (“LHCG”) the Company is responsible for any adjustments to Medicare and Medicaid billings prior to the closing. In connection with an internal evaluation of the Company’s billing processes, it discovered documentation errors in a number of claims that it had submitted to Medicare. Consistent with applicable law, the Company voluntarily remitted $1,840,000 to the government in March 2014. The Company, using its best judgment, has estimated a total of $1,476,000 for billing adjustments remaining.
(2)	Amounts due to LHCG pursuant to a billing services arrangement between the Company and LHCG.
(3)	The Company acquired certain assets of CHHC on December 1, 2013 and acquired Aid & Assist on June 1, 2014. The purchase agreements for the acquisitions contained provisions for earn-out payments. The contingent earn-out obligations have been recorded at their fair values of $1,100,000 and $1,020,000, respectively, which is the present value of the Company’s obligations of up to $2,250,000 and $1,168,000 for CHHC and Aid & Assist, respectively, based on probability- weighted estimates of the achievement of certain performance targets.

The Company provides health insurance coverage to qualified union employees providing home and community based services in Illinois through a Taft-Hartley multi-employer health and welfare plan under Section 302(c)(5) of the Labor Management Relations Act of 1947. The Company’s insurance contributions equal the amount reimbursed by the State of Illinois. Contributions are due within five business days from the date the funds are received from the State. Amounts due of $2,836,000 and $3,163,000 for health insurance reimbursements and contributions were reflected in prepaid insurance and accrued insurance at September 30, 2014 and December 31, 2013, respectively.

6. Long-Term Debt

Capital Leases

On July 12, 2014 and September 11, 2014, the Company executed two 48-month capital lease agreements for $2,650,000 and $1,428,000, respectively, with First American Commercial Bancorp, Inc. The capital leases were entered into to finance property and equipment at the Company’s new corporate headquarters in Downers Grove, IL. The underlying assets are included in “Property and equipment, net of accumulated depreciation and amortization” in the accompanying Unaudited Condensed Consolidated Balance Sheets. These capital lease obligations require monthly payments through September 2018 and have implicit interest rates that range from 3.0% to 3.3%. At the end of the term, the Company has the option to purchase the assets for $1 per lease agreement.

The following is an analysis of the leased property under capital leases by major classes.

Classes of Property	Asset Balances at September 30, 2014 (Amounts in Thousands)
Leasehold Improvements	$2,974
Furniture & Equipment	526
Computer Equipment	431
Computer Software	147

Less: Accumulated Depreciation	(190)

$3,888

The future minimum payments for capital leases as of September 30, 2014 are as follows:

Capital Lease (Amounts In Thousands)
2014	$275
2015	1,105
2016	1,105
2017	1,105
2018	629

Total minimum lease payments	4,219
Less: amount representing estimated executory costs (such as taxes, maintenance and insurance), including profit thereon, included in total minimum lease payments	(73)

Net minimum lease payments	4,146
Less: amount representing interest (a)	(242)

Present value of net minimum lease payments (b)	$3,904

(a)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at lease inception.
(b)	Reflected in the balance sheet as current and noncurrent obligations under capital leases of $978,000 and $2,926,000 respectively.

Senior Secured Credit Facility

On August 11, 2014, the Company renewed its credit facility. The Company’s credit facility provides a $55,000,000 revolving line of credit expiring November 2, 2019 and includes a $27,500,000 sublimit for the issuance of letters of credit. On November 6, 2014, the Company amended its credit facility, with retroactive effect to September 30, 2014. The credit facility was amended to (i) reduce the floating interest rate from one-month LIBOR, plus a margin of 4.6% to one-month LIBOR, plus a margin of 3.5%, (ii) reduce the interest rate for loans based on term periods of one, two or three months from the LIBOR rate, plus a margin of 4.6% to the LIBOR rate, plus a margin of 3.5% and (iii) increase the allowed capital expenditures for the fiscal year ending 2014 from $5,000,000 to $7,000,000. Substantially all of the subsidiaries of Holdings are co-borrowers, and Holdings has guaranteed the borrowers’ obligations under the credit facility. The credit facility is secured by a first priority security interest in all of Holdings’ and the borrowers’ current and future tangible and intangible assets, including the shares of stock of the borrowers.

The availability of funds under the revolving credit portion of the credit facility, as amended, is based on the lesser of (i) the product of adjusted EBITDA, as defined in the credit agreement, for the most recent 12-month period for which financial statements have been delivered under the credit agreement multiplied by the specified advance multiple, up to 3.25, less the outstanding senior indebtedness and letters of credit, and (ii) $55,000,000 less the outstanding revolving loans and letters of credit. Interest on the revolving line of credit may be payable at (i) a floating rate equal to the one-month LIBOR, plus a margin of 3.5%, (ii) the LIBOR rate for term periods of one, two or three months, plus a margin of 3.5% or (iii) the base rate, plus a margin of 1.6%, where the base rate is equal to the greatest of (a) the rate of interest last quoted by The Wall Street Journal as the “prime rate,” (b) the sum of the federal funds rate, plus a margin of 0.5% and (c) the sum of the adjusted LIBOR that would be applicable to a loan with a one month interest period advanced on such day, plus a margin of 3%. The Company pays a fee equal to 0.5% per annum of the unused portion of the revolving portion of the credit facility. Issued stand-by letters of credit are charged at a rate of 2.0% per annum payable monthly. The Company did not have any amounts outstanding on the credit facility as of September 30, 2014, and the total availability under the revolving credit loan facility was $40,304,000 and $42,279,000, as of September 30, 2014 and December 31, 2013, respectively.

The credit facility contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The credit facility also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum fixed charge coverage ratio, a requirement to stay below a maximum senior leverage ratio and a requirement to stay below a maximum permitted amount of capital expenditures, as well as restrictions on guarantees, indebtedness, liens, dividends, distributions, investments and loans, subject to customary carve outs, restrictions on the Company’s ability to enter into transactions other than in the ordinary course of business, a restriction on the ability to consummate more than three acquisitions in any calendar year, or for the purchase price of any one acquisition to exceed $2,000,000, in each case without the consent of the lenders, restrictions on mergers, transfers of assets, acquisitions, equipment, subsidiaries and affiliate transactions, subject to customary carve outs, and restrictions on fundamental changes and lines of business.

7. Income Taxes

A reconciliation of the continuing operations statutory federal tax rate of 35.0% for the three and nine months ended September 30, 2014 and 2013 is summarized as follows:

	Three Months Ended September 30,
	2014	2013
Federal income tax at statutory rate	35.0%	35.0%
State and local taxes, net of federal benefit	5.9	6.0
Jobs tax credits, net	(9.7)	(6.6)
Nondeductible meals and entertainment	1.1	1.0

Effective income tax rate	32.3%	35.4%

	Nine Months Ended September 30,
	2014	2013
Federal income tax at statutory rate	35.0%	35.0%
State and local taxes, net of federal benefit	5.9	6.0
Jobs tax credits, net (1)	(8.9)	(10.8)
Nondeductible meals and entertainment	0.6	0.8

Effective income tax rate	32.6%	31.0%

(1)	Included in the jobs tax credit for the nine months ended September 30, 2013 was a one-time benefit of a 7.2% reduction from the Company’s statutory tax rate for the jobs tax credits earned in 2012 but not recorded until 2013. The federal employment opportunity tax credits were reinstated in 2013 and were not an allowable deduction in 2012.

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

10. Significant Payors

A substantial portion of the Company’s net service revenues and accounts receivables are derived from services performed for federal, state and local governmental agencies. The Illinois Department on Aging accounted for 52.1% and 58.9% of the Company’s net service revenues for the three months ended September 30, 2014 and 2013, respectively and 53.7% and 59.1% of the Company’s net service revenues for the nine months ended September 30, 2014 and 2013, respectively.

The related receivables due from the state agency represented 59.1% of the Company’s accounts receivable at September 30, 2014 and 65.6% of the Company’s accounts receivable at December 31, 2013.

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

Overview

We are a comprehensive provider of home and community based services to over 32,000 consumers through a network of 132 locations in 22 states. Our services are primarily performed in the homes of consumers and include assistance to the elderly, chronically ill and disabled with bathing, grooming, dressing, personal hygiene and medication reminders and other activities of daily living. Home and community based services are primarily performed under agreements with state and local government agencies and, increasingly, managed care organizations.

Effective March 1, 2013, we sold substantially all of the assets used in our home health business (the “Home Health Business”) in Arkansas, Nevada and South Carolina, and 90% of the Home Health Business in California and Illinois, to subsidiaries of LHC Group, Inc. (“LHCG”) for a cash purchase price of approximately $20,000,000. We retained a 10% ownership interest in the Home Health Business in California and Illinois. The assets sold included 19 home health agencies and two hospice agencies in five states. On December 30, 2013 we sold one home health agency in Pennsylvania for approximately $200,000. In November 2012, we ceased operations of a home health agency located in Idaho and abandoned efforts to sell this location in December 2013. Through our former home health agencies, we previously provided physical, occupational and speech therapy, as well as skilled nursing services, to pediatric, adult infirm and elderly patients. The results of the Home Health Business sold or held for sale are reflected as discontinued operations for all periods presented herein. Continuing operations include the results of operations previously included in our home & community segment and three agencies previously included in our home health segment. Following the sale of the Home Health Business, we manage and internally report our business in one segment.

We believe the sale of the Home Health Business positioned us for future growth by allowing us to focus both management and financial resources on changes in the home and community based services industry and the needs of managed care organizations as they become increasingly responsible for state sponsored programs. We have improved our overall financial position by eliminating our debt and adding substantial amounts in cash reserves to our balance sheet. A summary of our results for the three and nine months ended September 30, 2014 and 2013 are provided in the tables below:

	For the Three Months Ended September 30, (Amounts in Thousands)
	2014	2013
Net service revenues – continuing operations	$81,658	$67,306
Net service revenues – discontinued operations	—	—
Net income from continuing operations	3,237	2,770
Earnings from discontinued operations	—	(203)

Net income	$3,237	$(2,567)

Total assets	$175,347	$156,717

	For the Nine Months Ended September 30, (Amounts in Thousands)
	2014	2013
Net service revenues – continuing operations	$230,306	$196,059
Net service revenues – discontinued operations	—	6,475
Net income from continuing operations	8,320	8,039
Earnings from discontinued operations	—	10,221

Net income	$8,320	$18,260

Total assets	$175,347	$156,717

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

We utilize a coordinated care model that is designed to enhance consumer outcomes and satisfaction, reduce the need for, and thus lower the cost of, acute care treatment and reduce service duplication. Through our coordinated care model, we utilize our home care aides to observe and report changes in the condition of our consumers for the purpose of early intervention in the disease process, thereby preventing or reducing the cost of medical services by avoiding emergency room visits, and/or reducing the need for hospitalization. Changes in consumers’ conditions are evaluated by appropriately trained managers and referred to appropriate medical personnel including the consumers’ primary care physicians and managed care plans for treatment and follow-up. We also coordinate the services provided by our team with those of other health care agencies. We believe this approach to the care to our consumers and the integration of our services into the broader healthcare industry is particularly attractive to managed care providers and others who are ultimately responsible for the healthcare needs of our consumers and related costs.

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

We have historically grown our business through organic growth in existing service areas and the expansion into new service areas, complemented by selective acquisitions. We target our acquisitions on entry into new states with a particular focus on states converting their Medicaid programs to managed care and secondarily to increase our market position in existing states.

Effective June 1, 2014, we acquired Cura Partners, LLC, which conducts business under the name Aid & Assist at Home, LLC (“Aid & Assist”), in order to further expand our presence in the State of Tennessee. The total consideration for the transaction was $8,206,000, comprised of $7,186,000 in cash and $1,020,000, which has not yet been paid, representing the estimated fair value of future cash consideration subject to the achievement of certain performance targets set forth in an earn-out agreement. The related acquisition costs were $543,000 and were expensed as incurred. The results of operations from this acquired entity are included in our Statements of Income from the date of the acquisition.

We acquired two home and community based businesses during 2013 and the first quarter of 2014 to further our presence in both existing states and to expand into new states. On November 1, 2013 we acquired two agencies located in South Carolina from the Medi Home Private Care Division of Medical Services of America, Inc. On January 24, 2014, we acquired an additional four agencies located in Tennessee and two agencies located in Ohio from the Medi Home Private Care Division of Medical Services of America, Inc. On December 1, 2013 we acquired the assets of Coordinated Home Health Care, LLC, a personal care business located in New Mexico, which included sixteen offices located in southern New Mexico. The combined purchase price for the foregoing acquisitions was $12,325,000 paid at closing and a maximum of $2,250,000 in future cash consideration based on certain performance criteria. The related acquisitions costs totaled $660,000 and were expensed as incurred. The results of operations from these acquired entities are included in our Statements of Income from the dates of the respective acquisitions.

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

As of September 30, 2014, we provided our home and community based services in 132 locations across 22 states. As of December 31, 2013, we provided our home and community based services in 121 locations across 21 states.

Our payor clients are principally federal, state and local governmental agencies and, increasingly, managed care organizations. The federal, state and local programs under which the agencies operate are subject to legislative, budgetary and other risks that can influence reimbursement rates. Our commercial insurance carrier payor clients are typically for-profit companies and are continuously seeking opportunities to control costs. We are beginning to experience and anticipate a further transition of business from government payors to managed care organizations with which we are seeking to grow our business given our emphasis on coordinated care and the prevention of unnecessary costly acute care. Managed care payors are commercial insurance carriers who are under contract with various federal and state governmental agencies to manage the provision of home and community based services. Their objective is to lower total health care costs by integrating the provision of home and community based services with those benefit programs responsible for the provision of acute care services to their consumers. We are also seeking to grow our private duty business.

For the three and nine months ended September 30, 2014 and 2013 our payor revenue mix for continuing operations was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
State, local and other governmental programs	85.9%	94.0%	88.6%	94.0%
Managed care	9.5	1.0	6.8	0.5
Private duty	3.5	4.0	3.5	4.0
Commercial	1.1	1.0	1.1	1.5

	100.0%	100.0%	100.0%	100.0%

        We derive a significant amount of our net service revenues from our continuing operations in Illinois, which represented 60.0% and 66.0% of our total net service revenues from continuing operations for the three months ended September 30, 2014 and 2013, respectively. Net service revenues from our operations in Illinois represented 60.8% and 65.8% of our total net service revenues for the nine months ended September 30, 2014 and 2013, respectively.

A significant amount of our net service revenues from continuing operations are derived from one payor client, the Illinois Department on Aging, which accounted for 52.1% and 58.9% of our total net service revenues from continuing operations for the three months ended September 30, 2014 and 2013, respectively. The Illinois Department of Aging accounted for 53.7% and 59.1% of our total net service revenues from continuing operations for the nine months ended September 30, 2014 and 2013, respectively.

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

Discontinued Operations

Discontinued operations consists of the results of operations, net of tax for our Home Health Business that was sold effective March 1, 2013, the results of operations for an agency in Pennsylvania that was sold on December 30, 2013 and an agency in Idaho that was closed in November 2012.

Results of Operations

The following tables set forth, for the periods indicated, our unaudited consolidated results of operations.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

	For the Three Months Ended September 30,
	2014		2013		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Net service revenues	$81,658	100.0%	$67,306	100.0%	$14,352	21.3%
Cost of service revenues	59,818	73.3	50,080	74.4	9,738	19.4

Gross profit	21,840	26.7	17,226	25.6	4,614	26.8
General and administrative expenses	15,773	19.3	12,424	18.5	3,349	27.0
Depreciation and amortization	1,106	1.4	539	0.8	567	105.2

Total operating expenses	16,879	20.7	12,963	19.3	3,916	30.2

Operating income from continuing operations	4,961	6.1	4,263	6.3	698	16.4

Interest income	(8)	—	(183)	(0.3)	175
Interest expense	188	0.2	159	0.2	29

Total interest expense, net	180	0.2	(24)	—	204	(850.0)

Income from continuing operations before income taxes	4,781	5.9	4,287	6.4	494	11.5
Income tax expense	1,544	1.9	1,517	2.3	27	1.8

Net income from continuing operations	3,237	4.0	2,770	4.1	467	16.9

Discontinued operations:
Earnings from Home Health Business, net of tax	—	—	(203)	(0.3)	203	(100.0)

Net income	$3,237	4.0%	$2,567	3.8%	$670	26.1%

Business Metrics (Actual Numbers, Except Billable Hours in Thousands)
Average billable census	32,032		27,058		4,974	18.4%
Billable hours	4,794		3,941		853	21.6
Average Billable hours per census per month	50		49		1	2.0
Billable hours per business day	74,912		59,735		15,177	25.4
Revenues per billable hour	$17.03		$17.08		$(0.05)	(0.3)%

Net service revenues from state, local and other governmental programs accounted for 85.9% and 94.0% of net service revenues for the three months ended September 30, 2014 and 2013, respectively. Managed care, private duty and commercial payors accounted for the remainder of net service revenues.

Net service revenues increased $14,352,000, or 21.3%, to $81,658,000 for the three months ended September 30, 2014 compared to $67,306,000 for the same period in 2013. The increase was primarily due to an 18.4% increase in average billable census, of which 41.1% is same store census growth and 58.6% is related to acquisitions.

Gross profit, expressed as a percentage of net service revenues, increased to 26.7% for the third quarter of 2014, compared to 25.6% the same period in 2013. The increase was primarily due to lower than anticipated workers’ compensation expense and recent acquisitions providing higher margins.

General and administrative expenses, expressed as a percentage of net service revenues increased to 19.3% for the three months ended September 30, 2014, from 18.5% for the three months ended September 30, 2013. General and administrative expenses increased to $15,773,000 as compared to $12,424,000 for the three months ended September 30, 2014 and 2013, respectively. The increase in general and administrative expenses was due to an increase in the general and administrative costs related to acquisitions and increased expenditures related to information technology, consulting expenses and Sarbanes-Oxley compliance efforts for the three months ended September 30, 2014 as compared to 2013.

Depreciation and amortization, expressed as a percentage of net service revenues, increased to 1.4% for the third quarter of 2014, from 0.8% for the same period in 2013. Amortization of intangibles, which are principally amortized using accelerated methods, totaled $710,000 and $339,000 for the three months ended September 30, 2014 and 2013, respectively.

Nine months Ended September 30, 2014 Compared to Nine months Ended September 30, 2013

	For the Nine Months Ended September 30,
	2014		2013		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Net service revenues	$230,306	100.0%	$196,059	100.0%	$34,247	17.5%
Cost of service revenues	169,218	73.5	146,422	74.7	22,796	15.6

Gross profit	61,088	26.5	49,637	25.3	11,451	23.1
General and administrative expenses	45,576	19.8	36,026	18.4	9,549	26.5
Depreciation and amortization	2,684	1.2	1,626	0.8	1,058	65.1

Total operating expenses	48,260	21.0	37,652	19.2	10,607	28.2

Operating income from continuing operations	12,828	5.6	11,985	6.1	844	7.0

Interest income	(16)	—	(183)	(0.1)	168
Interest expense	500	0.2	509	0.3	(9)

Total interest expense, net	484	0.2	326	0.2	159	48.8

Income from continuing operations before income taxes	12,344	5.4	11,659	5.9	685	5.9
Income tax expense	4,024	1.7	3,620	1.8	404	11.2

Net income from continuing operations	8,320	3.6	8,039	4.1	281	3.5

Discontinued operations:
Earnings from Home Health Business, net of tax	—	—	10,221	5.2	(10,221)	(100.0)

Net income	$8,320	3.6%	$18,260	9.3%	$(9,940)	(54.4)%

Business Metrics (Actual Numbers, Except Billable Hours in Thousands)
Average billable census	32,753		26,411		6,342	24.0%
Billable hours	13,511		11,517		1,994	17.3
Average Billable hours per census per month	46		48		(2)	(4.2)
Billable hours per business day	70,737		59,107		11,630	19.7
Revenues per billable hour	$17.05		$17.02		$6.98	69.3%

Net service revenues from state, local and other governmental programs accounted for 88.6% and 94.0% of net service revenues for the nine months ended September 30, 2014 and 2013, respectively. Managed care, private duty and commercial payors accounted for the remainder of net service revenues.

Net service revenues increased $34,247,000, or 17.5%, to $230,306,000 for the nine months ended September 30, 2014 compared to $196,059,000 for the same period in 2013. The increase was primarily due to a 17.3% increase in average billable census, of which 67.1% is same store census growth and 32.9% is related to acquisitions.

Gross profit, expressed as a percentage of net service revenues, increased to 26.5% for the nine months ended September 30, 2014, compared to 25.3% the same period in 2013. The increase was primarily due to lower than anticipated worker’s compensation expense and recent acquisitions providing higher margins.

General and administrative expenses, expressed as a percentage of net service revenues increased to 19.8% for the nine months ended September 30, 2014, from 18.4% for the nine months ended September 30, 2013. General and administrative expenses increased to $45,576,000 as compared to $36,026,000 for the nine months ended September 30, 2014 and 2013, respectively. The increase in general and administrative expenses was due to an increase in expenses related to our acquisitions, transaction costs for the acquisitions and increased expenditures related to information technology, Sarbanes-Oxley compliance efforts and legal and consulting fees for the nine months ended September 30, 2014 as compared to 2013.

Depreciation and amortization, expressed as a percentage of net service revenues, increased to 1.2% from 0.8% for the nine months ended September 30, 2014 and 2013, respectively. Amortization of intangibles, which are principally amortized using accelerated methods, totaled $1,719,000 and $1,017,000 for the nine months ended September 30, 2014 and 2013, respectively.

Interest Income

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, “interest income.” For the three and nine months ended September 30, 2014, we did not receive any prompt payment interest. For the three and nine months ended September 30, 2013, we received $183,000 in prompt payment interest. While we may be owed additional prompt payment interest, the amount and timing of receipt of such payments remains uncertain and we have determined that we will continue to recognize prompt payment interest income when received.

Interest Expense, Net

Primarily as a result of the capital lease agreements entered into on July 12 and September 11, 2014 as described in the Notes to Condensed Consolidated Financial Statements 6. Long-Term Debt, interest expense, net, increased to $180,000 from $(24,000) for the three months ended September 30, 2014 as compared to September 30, 2013 and to $484,000 from $326,000 for the nine months ended September 30, 2014 as compared to September 30, 2013.

Income Tax Expense

Our effective tax rates from continuing operations for the three months ended September 30, 2014 and 2013 were 32.3% and 35.4%, respectively. The principal difference between the federal and state statutory rates and our effective tax rate is federal employment opportunity tax credits.

Our effective tax rates from continuing operations for the nine months ended September 30, 2014 and 2013 were 32.6% and 31.0%, respectively. The principal difference between the federal and state statutory rates and our effective tax rate is federal employment opportunity tax credits.

Discontinued Operations

Effective March 1, 2013, we sold substantially all of the assets used in our Home Health Business as described in Item 1. Therefore, we have segregated the Home Health Business operating results and presented them separately as discontinued operations for all periods presented (see note 2– “Discontinued Operations” of the Notes to the Condensed Consolidated Financial Statements included elsewhere herein).

The tables below depict the results of discontinued operations.

	For the Three Months Ended September 30, (Amounts in Thousands)
	2014	2013
Net service revenues	$—	$—
Cost of service revenues	—	—

Gross profit	—	—
General and administrative expenses	—	344

Operating loss from discontinued operations	—	(344)

Income tax benefit	—	(141)

Net loss from discontinued operations	$—	$(203)

No revenues or expenses were recorded for the three month period ended September 30, 2014 related to the Home Health Business, as that business has been disposed of. The losses for the three months ended September 30, 2013 were primarily due to the wind down of our Home Health Business.

	For the Nine Months Ended September 30, (Amounts in Thousands)
	2014	2013
Net service revenues	$—	$6,475
Cost of service revenues	—	3,737

Gross profit	—	2,738
General and administrative expenses	—	4,247

Operating loss from discontinued operations	—	(1,509)

Income tax benefit	—	(619)

Net loss from discontinued operations	$—	$(890)

No revenues or expenses were recorded for the nine months ended September 30, 2014 related to the Home Health Business, as that business has been disposed of. The losses for the nine months ended September 30, 2013 were primarily due to the wind down of our Home Health Business and reduced sales, higher costs to treat consumers and our inability to reduce fixed general and administrative costs at a rate consistent with revenue declines.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash from operations and borrowings under our credit facility. We renewed our credit facility on the terms described below on August 11, 2014. At September 30, 2014 and December 31, 2013, we had cash balances of $14,124,000 and $15,565,000, respectively.

As of September 30, 2014 and December 31, 2013, we had no balances outstanding under the revolving credit portion of our credit facility. After giving effect to the amount drawn on our credit facility, approximately $14,696,000 of outstanding letters of credit and borrowing limits based on an advanced multiple of adjusted EBITDA, we had $40,304,000 and $42,279,000 available for borrowing under the credit facility as of September 30, 2014 and December 31, 2013, respectively.

Cash flows from operating activities represent the inflow of cash from our payor clients and the outflow of cash for payroll and payroll taxes, operating expenses, interest and taxes. Due to its revenue deficiencies and financing issues, the State of Illinois has reimbursed us on a delayed basis with respect to our various agreements including with our largest payor, the Illinois Department on Aging. The open receivable balance from the State of Illinois decreased by $1,755,000, from $44,409,000 as of December 31, 2013 to $42,654,000 as of September 30, 2014.

The State of Illinois’ payments have been sporadic and delayed in the past. Should payments become delayed in the future, the delays would adversely impact our liquidity and may result in the need to increase borrowings under our credit facility.

Credit Facility

On August 11, 2014, we renewed our credit facility. Our credit facility provides a $55,000,000 revolving line of credit expiring November 2, 2019 and includes a $27,500,000 sublimit for the issuance of letters of credit. On November 6, 2014, we amended our credit facility, with retroactive effect to September 30, 2014. The credit facility was amended to (i) reduce the floating interest rate from one-month LIBOR, plus a margin of 4.6% to one-month LIBOR, plus a margin of 3.5%, (ii) reduce the interest rate for loans based on term periods of one, two or three months from the LIBOR rate, plus a margin of 4.6% to the LIBOR rate, plus a margin of 3.5% and (iii) increase the allowed capital expenditures for the fiscal year ending 2014 from $5,000,000 to $7,000,000. Substantially all of the subsidiaries of Holdings are co-borrowers, and Holdings has guaranteed the borrowers’ obligations under the credit facility. The credit facility is secured by a first priority security interest in all of Holdings’ and the borrowers’ current and future tangible and intangible assets, including the shares of stock of the borrowers.

The availability of funds under the revolving credit portion of the credit facility, as amended, is based on the lesser of (i) the product of adjusted EBITDA, as defined in the credit agreement, for the most recent 12-month period for which financial statements have been delivered under the credit agreement multiplied by the specified advance multiple, up to 3.25, less the outstanding senior indebtedness and letters of credit, and (ii) $55,000,000 less the outstanding revolving loans and letters of credit. Interest on the revolving line of credit may be payable at (i) a floating rate equal to the one-month LIBOR, plus a margin of 3.5%, (ii) the LIBOR rate for term periods of one, two or three months, plus a margin of 3.5% or (iii) the base rate, plus a margin of 1.6%, where the base rate is equal to the greatest of (a) the rate of interest last quoted by The Wall Street Journal as the “prime rate”, (b) the sum of the federal funds rate, plus a margin of 0.5% and (c) the sum of the adjusted LIBOR that would be applicable to a loan with a one month interest period advanced on such day, plus a margin of 3.0%. We pay a fee equal to 0.5% per annum of the unused portion of the revolving portion of the credit facility. Issued stand-by letters of credit are charged at a rate of 2.0% per annum payable monthly. We did not have any amounts outstanding on the credit facility as of September 30, 2014, and the total availability under the revolving credit loan facility was $40,304,000 and $42,279,000, as of September 30, 2014 and December 31, 2013, respectively.

The credit facility contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The credit facility also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum fixed charge coverage ratio, a requirement to stay below a maximum senior leverage ratio and a requirement to stay below a maximum permitted amount of capital expenditures, as well as restrictions on guarantees, indebtedness, liens, dividends, distributions, investments and loans, subject to customary carve outs, restrictions on our ability to enter into transactions other than in the ordinary course of business, a restriction on the ability to consummate more than three acquisitions in any calendar year, or for the purchase price of any one acquisition to exceed $2,000,000, in each case without the consent of the lenders, restrictions on mergers, transfers of assets, acquisitions, equipment, subsidiaries and affiliate transactions, subject to customary carve outs, and restrictions on fundamental changes and lines of business.

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

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2014 and 2013:

	For the Nine Months Ended September 30, (Amounts in Thousands)
	2014	2013
Net cash provided by operating activities	$7,590	$25,103
Net cash (used in) provided by investing activities	(13,149)	19,082
Net cash provided by (used in) financing activities	4,118	(16,458)

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Net cash provided by operating activities was $7,590,000 for the nine months ended September 30, 2014, compared to cash provided by operations of $25,103,000 for the same period in 2013. This decrease in cash provided by operations was primarily due to a decrease in cash provided by deferred income taxes and collection of outstanding accounts receivable in 2013.

Net cash used in investing activities was $13,149,000 for the nine months ended September 30, 2014. Our investing activities for the nine months ended September 30, 2014 included purchases of property and equipment related to our corporate headquarters in Downers Grove, IL, the purchase of a new payroll system and the acquisition of Aid & Assist as previously described in Note 3 to the Condensed Consolidated Financial Statements. Our investing activities for the nine months ended September 30, 2013 were $19,659,000 in net proceeds received from the sale of the Home Health Business and the purchase of $577,000 of property and equipment.

Net cash provided by financing activities was $4,118,000 for the nine months ended September 30, 2014 as compared to net cash used by financing activities of $16,458,000 for the nine months ended September 30, 2013. Our financing activities for the nine months ended September 30, 2014 were primarily related to capital lease obligations entered into during the quarter to finance purchases of property and equipment related to our corporate headquarters in Downers Grove, IL. Our financing activities for the nine months ended September 30, 2013 were primarily driven by net payments of $16,250,000 on the revolving credit portion of our credit facility, and $208,000 in payments on our term loan.

Outstanding Accounts Receivable

Gross accounts receivable as of September 30, 2014 and December 31, 2013 were approximately $66,292,000 and $65,494,000, respectively. Outstanding accounts receivable, net of the allowance for doubtful accounts, increased by $767,000 as of September 30, 2014 as compared to December 31, 2013. The increase in accounts receivable is primarily attributable to accounts receivable acquired as part of our acquisitions and the general increase in our overall business.

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

The following tables detail our accounts receivable before reserves by payor category, showing Illinois governmental payors separately, and the related allowance amount at September 30, 2014 and December 31, 2013:

	September 30, 2014
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(Amounts in Thousands, Except Percentages)
Continuing Operations
Illinois governmental based programs	$40,676	$400	$429	$1,149	$42,654
Other state, local and other governmental programs	16,871	2,483	1,482	33	20,869
Private duty and commercial	2,297	300	186	(14)	2,769

	59,844	3,183	2,097	1,168	66,292

Aging % continuing operations	90.2%	4.8%	3.2%	1.8%
Medicare	—	—	—	—	—
Other state, local and other governmental programs	—	—	—	—	—
Private duty and commercial	—	—	—	—	—
Illinois governmental based programs	—	—	—	—	—

	—	—	—	—	—

Total	$59,844	$3,183	$2,097	$1,168	$66,292

Aging % of total	90.2%	4.8%	3.2%	1.8%
Allowance for doubtful accounts					$4,171
Reserve as % of gross accounts receivable					6.3%

	December 31, 2013
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(Amounts in Thousands, Except Percentages)
Continuing Operations
Illinois governmental based programs	$40,584	$2,912	$430	$483	$44,409
Other state, local and other governmental programs	14,551	1,659	914	116	17,240
Private duty and commercial	2,586	380	142	112	3,220

	57,721	4,951	1,486	711	64,869

Aging % continuing operations	89.0%	7.6%	2.3%	1.1%
Medicare	—	—	744	—	744
Other state, local and other governmental programs	—	—	—	—	—
Private duty and commercial	—	—	(119)	—	(119)
Illinois governmental based programs	—	—	—	—	—

	—	—	625	—	625

Total	$57,721	$4,951	$2,111	$711	$65,494

Aging % of total	88.1%	7.6%	3.2%	1.1%
Allowance for doubtful accounts					$4,140
Reserve as % of gross accounts receivable					6.3%

We calculate our continuing operations days sales outstanding (“DSO”) by taking the accounts receivable outstanding net of the allowance for doubtful accounts divided by the total net service revenues for the last quarter, multiplied by the number of days in that quarter. Our DSOs from continuing operations were 70 days and 85 days at September 30, 2014 and December 31, 2013, respectively. The DSOs for our largest payor, the Illinois Department on Aging, at September 30, 2014 and December 31, 2013 were 84 days and 97 days, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

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

Revenue Recognition

The majority of our revenues for the three and nine months ended September 30, 2014 and 2013 from continuing operations are derived from Medicaid and Medicaid waiver programs under agreements with various state and local authorities. These agreements provide for a service term from one year to an indefinite term. Services are provided based on authorized hours, determined by the relevant state or local agency, at an hourly rate specified in the agreement or fixed by legislation. Services to other payors, such as private or commercial clients, are provided at negotiated hourly rates and recognized in net service revenues as services are provided. We provide for appropriate allowances for uncollectible amounts at the time the services are rendered.

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

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, interest income. We did not receive any prompt payment interest for the three and nine months ended September 30, 2014 or 2013. While we may be owed additional prompt payment interest, the amount and timing of receipt of such payments remains uncertain and we have determined that we will continue to recognize prompt payment interest income when received.

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

Goodwill

Our carrying value of goodwill is the residual of the purchase price over the fair value of the net assets acquired from various acquisitions including the acquisition of Addus HealthCare, Inc. (“Addus HealthCare”), accordance with ASC Topic 350, “Goodwill and Other Intangible Assets ,” goodwill and intangible assets with indefinite useful lives are not amortized. We test goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. We may use a qualitative test, known as “Step 0,” or a two-step quantitative method to determine whether impairment has occurred. We can elect to perform Step 0, an optional qualitative analysis, and based on the results skip the remaining two steps. In 2013, we elected to implement Step 0. The results of our Step 0 assessment indicated that it was more likely than not that the fair value of our reporting unit exceeded its carrying value and therefore we concluded that there were no impairments for the year ended December 31, 2013. No impairment charges were recorded for the three or nine months ended September 30, 2013.

Long-Lived Assets

We review our long-lived assets and finite lived intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine if impairment exists, we compare the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset, generally determined by discounting the estimated future cash flows. No impairment charge was recorded for the year ended December 31, 2013 or the three or nine months ended September 30, 2014.

Indefinite-lived Assets

We also have indefinite-lived assets that are not subject to amortization expense such as certificates of need and licenses to conduct specific operations within geographic markets. Our management has concluded that certificates of need and licenses have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and we intend to renew and operate the certificates of need and licenses indefinitely. The certificates of need and licenses are tested annually for impairment. No impairment was recorded for the year ended December 31, 2013 or the three or nine months ended September 30, 2014.

Workers’ Compensation Program

Our workers’ compensation insurance program has a $350,000 deductible component. We recognize our obligations associated with this program in the period the claim is incurred. The cost of both the claims reported and claims incurred but not reported, up to the deductible, have been accrued based on historical claims experience, industry statistics and an actuarial analysis performed by an independent third party. We monitor our claims quarterly and adjust our reserves accordingly. These costs are recorded primarily in the cost of services caption in the consolidated statement of operations. In August 2010, the FASB issued Accounting Standards Update No 2010-24, Health Care Entities (Topic 954), “Presentation of Insurance Claims and Related Insurance Recoveries” (“ASU 2010-24”), which clarifies that companies should not net insurance recoveries against a related claim liability. Additionally, the amount of the claim liability should be determined without consideration of insurance recoveries. As of September 30, 2014 and December 31, 2013, we recorded $940,000 and $821,000 in workers’ compensation insurance recovery receivables and a corresponding increase in its workers’ compensation liability. The workers’ compensation insurance recovery receivable is included in our prepaid expenses and other current assets on the balance sheet.

Income Taxes

We account for income taxes under the provisions of ASC Topic 740, “Accounting for Income Taxes.” The objective of accounting for income taxes is to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. Deferred taxes, resulting from differences between the financial and tax basis of our assets and liabilities, are also adjusted for changes in tax rates and tax laws when changes are enacted. ASC Topic740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. ASC Topic 740, also prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. In addition, ASC Topic 740 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Historically, we have been exposed to market risk due to fluctuation in interest rates. As of September 30, 2014, we have had no outstanding long-term indebtedness and therefore no current exposure.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the material weaknesses identified in Management’s Annual Report on Internal Control Over Financial Reporting, which have not been completely remediated. We had one material weakness in information technology controls due to an aggregation of deficiencies relating to segregation of duties, user access and change management controls in key information technology systems. We had a second material weakness in payroll processes due to an aggregation of deficiencies relating to the information technology deficiencies described above, ineffective controls over payroll changes and ineffective review and monitoring controls. To remediate these material weaknesses, we have engaged an expert consultant in information technology controls to assist in improving the design and effectiveness of controls in this area. In addition, we are redesigning human resources and payroll process controls that will remediate deficiencies identified in payroll in advance of the implementation of a comprehensive payroll and human resources information system.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factors discussed under the caption “Risk Factors” set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2013 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014. There have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in our Annual Report on Form 10-K, except for the change to the Risk Factor set forth below. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

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

In September 2013, the United States Department of Labor announced the adoption of a rule that extended the minimum wage and overtime pay requirements of federal law to most direct care workers, such as home health aides, personal care aides and certified nursing assistants. These employees have been exempt from federal wage laws since 1974. The new rule was slated to take effect on January 1, 2015, however the Department of Labor announced on October 7, 2014 that it will delay enforcement of the rule for six months ending on June 30, 2015. For the period from July 1, 2015 to December 31, 2015, the Department of Labor will exercise its discretion as to whether to bring any enforcement actions giving strong consideration to the efforts of states and other entities to bring their home care programs into compliance with the Fair Labor Standards Act.

A number of states already require that direct care workers receive state-mandated minimum wage and/or overtime pay. Opponents say that the new protections will make in-home care more expensive for government programs such as Medicaid that pay for such services, and that the new rule could result in a reduction in covered services. We will continue to evaluate the effect of the new rule on our operations.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company dated as of November 2, 2009 (filed on November 20, 2009 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

3.2	Amended and Restated Bylaws of the Company, as amended by the First Amendment to the Amended and Restated Bylaws (filed on May 9, 2013 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

4.1	Form of Common Stock Certificate (filed on October 2, 2009 as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

10.1	Amended and Restated Credit and Guaranty Agreement, among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation, Professional Reliable Nursing Service, Inc., Addus HealthCare (Delaware), Inc. and Cura Partners, LLC, as borrowers, Addus HomeCare Corporation, the other credit parties from time to a time a party thereto, the various institutions from time to time a party thereto, as lenders, and Fifth Third Bank as agent and L/C issuer (filed on August 11, 2014 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein).

10.2	Amendment No 1. to Amended and Restated Credit and Guaranty Agreement, among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., PHC Acquisition Corporation, Professional Reliable Nursing Service, Inc., Addus HealthCare (South Carolina), Inc., Addus HealthCare (Delaware), Inc. and Cura Partners, LLC, as borrowers, Addus HomeCare Corporation, the other credit parties from time to time a party thereto, the various institutions from time to time a party thereto, as lenders, and Fifth Third Bank as agent and L/C issuer.*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	Financial statements from the quarterly report on Form 10-Q of Addus HomeCare Corporation for the quarter ended September 30, 2014, filed on November 7, 2014 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.*

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADDUS HOMECARE CORPORATION

Date: November 7, 2014	By:	/S/ MARK S. HEANEY

Mark S. Heaney President and Chief Executive Officer (As Principal Executive Officer)

Date: November 7, 2014	By:	/S/ DENNIS B. MEULEMANS

Dennis B. Meulemans Chief Financial Officer (As Principal Financial Officer)

Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company dated as of November 2, 2009 (filed on November 20, 2009 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

3.2	Amended and Restated Bylaws of the Company, as amended by the First Amendment to the Amended and Restated Bylaws (filed on May 9, 2013 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

4.1	Form of Common Stock Certificate (filed on October 2, 2009 as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

10.1	Amended and Restated Credit and Guaranty Agreement, among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation, Professional Reliable Nursing Service, Inc., Addus HealthCare (Delaware), Inc. and Cura Partners, LLC, as borrowers, Addus HomeCare Corporation, the other credit parties from time to a time a party thereto, the various institutions from time to time a party thereto, as lenders, and Fifth Third Bank as agent and L/C issuer (filed on August 11, 2014 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein).

10.2	Amendment No 1. to Amended and Restated Credit and Guaranty Agreement, among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., PHC Acquisition Corporation, Professional Reliable Nursing Service, Inc., Addus HealthCare (South Carolina), Inc., Addus HealthCare (Delaware), Inc. and Cura Partners, LLC, as borrowers, Addus HomeCare Corporation, the other credit parties from time to time a party thereto, the various institutions from time to time a party thereto, as lenders, and Fifth Third Bank as agent and L/C issuer.*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	Financial statements from the quarterly report on Form 10-Q of Addus HomeCare Corporation for the quarter ended September 30, 2014, filed on November 7, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.*

*	Filed herewith
**	Furnished herewith