Form 10-K
period 2014-12-31
Addus HomeCare Corp
filed 2015-03-16
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-34504

ADDUS HOMECARE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-5340172
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2300 Warrenville Road

Downers Grove, IL 60515

(Address of principal executive offices)

630-296-3400

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the last sale price on The NASDAQ Global Market on June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) was $246,868,346.

As of March 1, 2015, there were 11,009,879 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2015 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2014 fiscal year) are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

When included in this Annual Report on Form 10-K, or in other documents that we file with the Securities and Exchange Commission (“SEC”) or in statements made by or on behalf of the Company, words like “believes,” “belief,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “would,” “should” and similar expressions are intended to identify forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. These risks and uncertainties include, but are not limited to the following: changes in operational and reimbursement processes at the state level, changes in Medicaid, Medicare and other medical payment levels, changes in or our failure to comply with existing federal and state laws or regulations or the inability to comply with new government regulations on a timely basis, competition in the home and community based service industry, changes in the case mix of consumers and payment methodologies, operational changes resulting from the assumption by managed care organizations of responsibility for managing and paying for home and community based services to consumers, changes in estimates and judgments associated with critical accounting policies, our ability to maintain or establish new referral sources, our ability to attract and retain qualified personnel, changes in payments and covered services due to the overall economic conditions and deficit spending by federal and state governments, future cost containment initiatives undertaken by third party payors, our access to financing due to the volatility and disruption of the capital and credit markets, our ability to meet debt service requirements and comply with covenants in debt agreements, business disruptions due to natural disasters or acts of terrorism, our ability to integrate and manage our information systems, our expectations regarding the size and growth of the market for our services, the acceptance of privatized social services, our expectations regarding changes in reimbursement rates, authorized hours and eligibility standards of state governmental agencies, the potential to settle litigation, and the effect of those changes on our results of operations in 2014 or for periods thereafter, our ability to successfully implement our coordinated care model to grow our business, our ability to attract referrals, our ability to continue identifying and pursuing acquisition opportunities and expand into new geographic markets, the impact of acquisitions on our business, the effectiveness, quality and cost of our services and various other matters, many of which are beyond our control.

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

Unless otherwise provided, “Addus,” “we,” “us,” “our,” and the “Company” refer to Addus HomeCare Corporation and our consolidated subsidiaries and “Holdings” refers to Addus HomeCare Corporation. When we refer to 2014, 2013 and 2012, we mean the twelve month period then ended December 31, unless otherwise provided.

A copy of this Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC, including all exhibits, is available on our internet website at http://www.addus.com on the “Investor Relations” page link. Information contained on, or accessible through, our website is not a part of, and is not incorporated by reference into, this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

Overview

We are a provider of comprehensive home and community based services, which are provided primarily in the home, and focused on the dual eligible (Medicare/Medicaid) population. Our services include personal care and assistance with activities of daily living, and adult day care. Our consumers are primarily persons who are at risk of hospitalization or institutionalization, such as the elderly, chronically ill and disabled. Our payor clients include federal, state and local governmental agencies, managed care organizations, commercial insurers and private individuals. We currently provide home and community based services to over 31,000 consumers through 129 locations across 22 states, including 5 adult day centers in Illinois. Over the course of 2014, we served over 43,000 consumers.

A summary of our financial results for 2014, 2013 and 2012 is provided in the table below:

	2014	2013	2012
	(Amounts in Thousands)
Net service revenues – continuing operations	$312,942	$265,941	$244,315
Net service revenues – discontinued operations	—	6,462	38,822
Net income from continuing operations	11,963	11,163	9,288
Earnings (loss) from discontinued operations	280	7,982	(1,653)
Net income	$12,243	$19,145	$7,635

Total assets	$180,803	$163,934	$149,857

Historically our services were provided under agreements with state and local government agencies established to meet the needs of our consumers. Our consumers are predominately “dual eligible” and as such are eligible to receive both Medicare and Medicaid funded home-based care. As a result of certain legislation enacted by the federal government, states are being incentivized to initiate dual eligible demonstration programs and other managed Medicaid initiatives, which are designed to coordinate the services provided through these two programs, with the overall objective to better coordinate service delivery and over the long term to reduce costs. Increasingly states are implementing these managed care programs and as such are transitioning management of individuals such as our consumers to local and national managed care organizations. Under these arrangements the managed care organizations have an economic incentive to provide home and community based services to consumers as a means to better manage the acute care expenditures of their membership.

The home and community based services we provide include assistance with bathing, grooming, dressing, personal hygiene and medication reminders, and other activities of daily living. We provide these services on a long-term, continuous basis, with an average duration of approximately 20 months per consumer. Our adult day centers provide a comprehensive program of skilled and support services and designated medical services for adults in a community-based group setting. Services provided by our adult day centers include social activities, transportation services to and from the centers, the provision of meals and snacks, personal care and therapeutic activities such as exercise and cognitive interaction.

We utilize a coordinated care model that is designed to improve consumer outcomes and satisfaction as well as lower the cost of acute care treatment and reduce service duplication. We believe this coordinated care model to be especially valuable to managed care organizations that have economic responsibility for both home and community services as well as acute care expenditures. Over the long term, we believe this model will be a differentiator and as a result we expect to receive increased referrals from the managed care organizations.

Through our coordinated care model, we utilize our home care aides to observe and report changes in the condition of our consumers for the purpose of early intervention in the disease process, thereby preventing or reducing the cost of medical services by avoiding emergency room visits, and/or reducing the need for hospitalization. We will coordinate the services provided by our team with those of selected health care agencies as appropriate. Changes in consumers’ condition are evaluated by appropriately trained managers and referred to either appropriate medical personnel including the consumers’ primary care physicians or managed care organizations for treatment and follow-up. We believe this approach to the provision of care to our consumers and the integration of our services into the broader healthcare continuum are attractive to managed care organizations and others who are ultimately responsible for the healthcare needs and costs of our consumers and over time will increase our business with them.

We are investing in technology based solutions to support and facilitate our coordinated care model. We utilize an Integrated Voice Response, “IVR” system and smart phones applications to communicate with the homecare aides. Through these applications we are able to identify changes in health conditions with automated alerts forwarded to appropriate management team for triaging and evaluation. In addition, the technology is used to record basic transaction information about each visit including: start and end times to a scheduled shift, mileage reimbursement, text messages to the homecare aide and communication of basic payroll information. Our plans for this technology include development of a web portal to provide the ability to communicate this basic information about individual clients to the managed care organizations.

We are growing through selective acquisitions, based on an overall strategy to expand our presence in current markets and to expand our footprint in markets where the home and community business is moving to managed care organizations. We completed two acquisitions in December 2013 and June 2014 that expanded our presence in two existing markets and provided us with a base of operations in two new targeted managed care states. Effective January 1, 2015, we acquired Priority Home Health Care, Inc., a company headquartered in Cleveland, Ohio that operates six offices in the Cleveland, Akron and Columbus areas. We anticipate these transactions to be accretive to earnings in 2015.

Effective March 1, 2013, we sold substantially all of the assets used in our home health business (the “Home Health Business”) in Arkansas, Nevada and South Carolina, and 90% of the Home Health Business in California and Illinois, to subsidiaries of LHC Group, Inc. (the “Purchasers”) for a cash purchase price of approximately $20,000,000. We retained a 10% ownership interest in the Home Health Business in California and Illinois. The assets sold included 19 home health agencies and two hospice agencies in five states. On December 30, 2013, we sold one home health agency in Pennsylvania for approximately $200,000. The results of the Home Health Business sold and one additional agency in Idaho which was closed in November 2012, are reflected as discontinued operations for all periods presented herein. Continuing operations include the results of operations previously included in our home & community segment and three agencies previously included in our home health segment. Following the sale of the Home Health Business, we manage and internally report our business in one segment. Because regulatory requirements in Delaware and Indiana require home and community based services to be provided by a licensed home health agency, we will continue to provide limited home health services reimbursable by Medicare in these agencies in order to maintain these licenses. In addition, Priority Home Health Care maintains enrollment in but does not derive significant revenues from Medicare.

We believe the sale of the Home Health Business substantially positioned us for future growth. The sale allowed us to focus both management and financial resources to address changes in the home and community based services industry and to address the needs of managed care organizations as they become more responsible for the state sponsored programs. We have improved our financial performance by concentrating our efforts on our home and community business that is growing and profitable. We have improved our overall financial position by eliminating our debt and adding to our cash reserves.

Addus HomeCare Corporation was incorporated in Delaware in 2006 under the name Addus Holding Corporation for the purpose of acquiring Addus HealthCare, Inc. (“Addus HealthCare”). Addus HealthCare was founded in 1979. Our principal executive offices are located at 2300 Warrenville Road, Downers Grove, Illinois 60615. Our telephone number is 630-296-3400. Our internet address is www.addus.com. Through our website, we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish such information to the SEC.

Our Market and Opportunity

We provide home and community based services to the elderly and other adult infirm who need long-term care and assistance with activities of daily living. A report by CMS, in consultation with Truven Health Analytics, from April 28, 2014, estimated total Medicaid expenditures for home and community based services in 2012 (the most recent year in their data set) to be almost $70 billion, representing an annual compound rate of growth of 8.2% over the period from 2007-2012. The report also notes that spending on home and community based services constituted about 50% of total spending in 2012 by Medicaid on the group of programs Medicaid refers to as “long-term services and supports” (with the remaining 50% being spent on institutional programs, i.e. nursing homes and mental health facilities), up from 18% in 1995 (the earliest year in the data set).

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

More recently, the home and community based services industry has been subject to increased regulation. In several states, providers are now required to obtain state licenses or registrations and must comply with laws and regulations governing standards of practice. Providers must dedicate substantial resources to ensure continuing compliance with all applicable regulations and significant expenditures may be necessary to offer new services or to expand into new markets. Any failure to comply with this growing and changing regulatory regime could lead to the termination of rights to participate in federal and state-sponsored programs and the suspension or revocation of licenses. We believe limitations on the availability of new licenses, the increasing focus on improving health outcomes, the rising cost and complexity of operations and pressure on reimbursement rates due to constrained government resources may create barriers for new providers and may encourage industry consolidation.

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

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, both laws are referred to herein as the “Health Reform Act”), encourages states to integrate the state managed Medicaid home and community based programs with managed Medicare programs. The objective of these initiatives is to enhance the coordination of benefits between the two programs and to lower overall costs. The integrated programs are being structured as three year pilots. Nationally, 18 states are currently pursuing financial or administrative alignment for dual eligible beneficiaries, including 6 of the 22 states in which we provide services.

We believe that our coordinated care program and our commitment to our technology platform make us well-suited to partner with managed care organizations to address the needs of the dual eligible population. These programs will eliminate service duplication between home and community based programs and traditional Medicare home health. We believe our ability to identify changes in our consumers’ health and condition before the medical need requires acute intervention will lower the overall cost of care and will be recognized as an added benefit of our services. We believe this approach to the provision of care to our consumers and the integration of our services into the broader healthcare continuum is particularly attractive to managed care organizations and others who are ultimately responsible for the healthcare needs of our consumers and over time will increase our business with them.

Our Growth Strategy

Our net service revenues growth is closely correlated with the number of consumers to whom we provide our services. Our continued growth depends on our ability to provide consistently good care, maintain our existing payor client relationships, establish relationships with new payors and increase our referral sources. Our continued growth is also dependent upon the authorization by state agencies of new consumers to receive our services. We believe there are several market opportunities for growth. The U.S. population of persons aged 65 and older is growing, and the U.S. Census Bureau estimates that this population will more than double by 2050. Additionally, we believe the overwhelming majority of individuals in need of care generally prefer to receive care in their homes or community-based settings. Finally, we believe the provision of home and community based services is more cost-effective than the provision of similar services in an institutional setting for long-term care. The following are the key elements of our growth strategy:

•

Consistently provide high-quality care. We schedule our home care aides to perform their services at times mutually determined by our consumers. The home care aides are required to perform tasks as defined within the individual plan of care. We manage the performance of our home care aides through regular visits while in our consumer homes.

•

Drive growth in existing markets. We are growing in our existing markets overall by enhancing the breadth of our services, increasing the number of referral sources and leveraging and expanding our payor relationships in each market. We are achieving this growth by continuing to educate referral sources about the benefits of our services.

•

Market the benefits of our coordinated care model to managed care organizations serving the dual eligible populations. Our coordinated care model provides significant opportunities to effectively market to a wide range of payor clients and referral sources, many of whom are responsible for consumers with both social and medical service needs. We are seeking to partner with managed care organizations to address the needs of the dual eligible population in light of governmental incentives for consumers to enroll in managed care plans. We believe that our approach to the provision of care to our consumers and the integration of our services into the broader healthcare industry is particularly attractive to managed care organizations and others who are ultimately responsible for the healthcare needs of our consumers and over time we believe this approach will increase our business.

•

Grow through acquisitions. We continue to grow with selective acquisitions. Our strategy is to expand within our existing markets and to enter markets where states are transitioning the management of home and community services to managed care organizations.

•

Expand into new markets. We offer our services in geographic markets contiguous to our existing markets through de novo agency development. We also anticipate we will have opportunities to develop new agencies in response to requests from managed care organizations.

Our Services

We deliver services to our consumers through 129 individual agencies located in 22 states and 5 adult day centers in Illinois. Our home and community based services assist consumers, who would otherwise be at risk of placement in a long-term care institution, with activities of daily living.

Services are primarily provided to older adults and younger disabled persons in consumers’ homes on an as-needed, hourly basis. These services, generally provided by home and community based service aides, include non-medical care such as personal care, home support services and adult day care.

Personal care and home support services are provided to consumers who are unable to independently perform some or all of their activities of daily living. Our services are needed when assistance from family or community members is insufficient or where caregivers respite is needed. Personal care services include bathing, grooming, oral care, skincare, assistance with feeding and dressing and medication reminders. Home support services include meal planning and preparation, housekeeping and transportation services. Many consumers need such services on a long-term basis to address chronic or acute conditions. Each payor client establishes its own eligibility standards, determines the type, amount, duration and scope of services, and establishes the applicable reimbursement rate in accordance with applicable law. The average duration of our provision of home and community based services is approximately 20 months per consumer.

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

Our payor clients are principally federal, state and local governmental agencies and managed care organizations. The federal, state and local programs under which they operate are subject to legislative, budgetary and other risks that can influence reimbursement rates. Managed care organizations as an extension of our state payors are subject to similar economic pressures. Our commercial insurance carrier payor clients are typically for profit companies and are continuously seeking opportunities to control costs. We are also seeking to grow our private duty business.

Most of our services are provided pursuant to agreements with state and local governmental social and aging service agencies. These agreements generally have a term of one to two years and may be terminated with 60 days’ notice. They are typically renewed for one to five-year terms, provided that we have complied with licensing, certification and program standards, and other regulatory requirements. Reimbursement rates and methods vary by state and service type, but are typically based on an hourly or unit-of-service basis. Managed care organizations are becoming an increasing portion of our payor mix as states shift from the management of their programs to managed care organizations. In 2014, approximately 86.4% of our net service revenues from continuing operations were derived from state and local government programs, with 9.1% derived from managed care organizations, while approximately 4.5% of net service revenues from continuing operations were derived from insurance programs and private duty consumers.

For 2014, 2013 and 2012, our revenue mix by payor type for continuing operations was as follows:

	Year Ended December 31,
	2014	2013	2012
State, local and other governmental programs	86.4%	94.1%	94.9%
Managed care organizations	9.1	1.0	0.0
Private duty	3.4	3.9	4.1
Commercial	1.1	1.0	1.0

	100.0%	100.0%	100.0%

We derive a significant amount of our net service revenues from our operations in Illinois, New Mexico, Washington and California. The percentages of total revenue for each of these significant states for 2014, 2013 and 2012 are listed below.

	% of Total Revenue for the Years Ended December, 31
State	2014	2013	2012
Illinois	60.6%	65.5%	63.7%
New Mexico	8.2	2.1	1.7
Washington	5.0	6.5	7.2
California	4.9	5.8	6.9

A significant amount of our net service revenues from continuing operations are derived from one specific payor client, the Illinois Department on Aging, which accounted for 53.2%, 58.8% and 57.3% of our total net service revenues from continuing operations for the years ended December 31, 2014, 2013 and 2012, respectively.

We also measure the performance of our business through review of our billable hours per client, billable hours per business day, revenues per billable hour and the number of consumers served, or census.

Competition

The home and community based services industry is highly competitive, fragmented and market specific. Each local market has its own competitive profile and no single competitor has significant market share across all of our markets. Our competition consists of home and community based service providers, home health providers, private caregivers, larger publicly held companies, privately held companies, privately held single-site agencies, hospital-based agencies, not-for-profit organizations, community-based organizations, managed care organizations and self-directed care programs. In addition, certain governmental payors contract for services with independent providers such that our relationships with these payors are not exclusive. This is particularly true in California where the independent provider is an individual who provides services for one consumer and is paid directly by the county where services are delivered. We have experienced, and expect to continue to experience, competition from new entrants into our markets. Increased competition may result in pricing pressures, loss of or failure to gain market share or loss of consumers or payors, any of which could harm our business. In addition, some of our competitors may have greater financial, technical, political and marketing resources and name recognition with consumers and payors.

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

We are establishing new referral relationships with various managed care organizations who are contracting with the states for the management of the state Medicaid programs under dual eligible demonstration and similar Medicaid managed care programs. We have met with all contracted managed care organizations in markets where we serve our clients and are building those relationships necessary to insure continued referrals of new clients.

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

We provide ongoing education and outreach to our target communities, both to inform the community about state and locally-subsidized care options and to communicate our role in providing quality home and community based services. We also utilize consumer-direct sales, marketing and advertising programs designed to attract consumers.

Payment for Services

We are compensated for substantially all of our services by federal, state and local government programs, such as Medicaid funded programs and Medicaid waiver programs, other state agencies, the Veterans Health Administration, commercial and managed care organizations and private duty consumers.

The following table sets forth net service revenues from continuing operations derived from each of our major payors during the indicated periods as a percentage of total net service revenues from continuing operations.

	Year Ended December 31,
Payor	2014	2013	2012
Illinois Department on Aging	53.2%	58.8%	57.3%
Washington Department of Social and Health Services	4.6	6.6	6.4
United HealthCare of New Mexico	3.4	0.0	0.0
Other federal, state and local payors	25.7	28.7	31.2
Other managed care organizations	8.6	1.0	0.0
Private duty	3.4	3.9	4.1
Commercial insurance	1.1	1.0	1.0

Total	100.0%	100.0%	100.0%

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

Due to its revenue deficiencies and financing issues, the State of Illinois is currently providing reimbursement on a delayed basis with respect to these agreements. These payment delays could adversely impact our liquidity, and may result in the need to increase borrowings under our credit facility. Other delayed payor reimbursements from the State of Illinois could contribute to an increase in our receivables balances.

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

United HealthCare of New Mexico

We provide services under contract with United HealthCare of New Mexico (“United HealthCare”) under the Community Long Term Care Services (CoLTS) program. This is a managed Medicaid program pursuant to which the State of New Mexico has contracted with several commercial insurance payers to manage home and community based services as well as other long-term social services. Under this agreement, consumers are qualified for services and referred to us by United Healthcare. We provide personal care and other in-home support services under this program. Our relationship with United HealthCare is not exclusive as United HealthCare has a network of providers who provide similar services to it. All services are reimbursed on an hourly fee for service basis.

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

In an effort to control escalating Medicaid costs, states are increasingly requiring Medicaid beneficiaries to enroll in managed care plans. Under a health reform bill signed into law in January 2012, Illinois set a goal to increase the percentage of Medicaid beneficiaries in Medicaid managed care plans from the then current 8% to 50% by 2015. The State fell just short of that goal, enrolling approximately 1,400,000 of its 3,100,000 Medicaid population in managed care plans as of January 2015. The State plans to enroll an additional 800,000 people in managed care plans in the next few months. Under these managed care programs, states are increasingly requiring Medicaid beneficiaries to work with case managers.

Veterans Health Administration

The Veterans Health Administration operates the nation’s largest integrated health care system, with more than 1,800 sites of care, and provides health care benefits, including home and community based services, to eligible military veterans. The Veterans Health Administration provides funding to regional and local offices and facilities that support the in-home care needs of eligible aged and disabled veterans by contracting directly with local in-home care providers, and to the aid and attendance pension, which pays veterans for their otherwise unreimbursed health and long-term care expenses. We currently have relationships and agreements with the Veterans Health Administration to provide home and community based services in several states, with the largest Veterans Health Administration services being provided in Illinois, Arkansas and California.

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

Other Managed Care Organizations

Many states are moving the administration of their Medicaid home and community based programs to commercially-managed care insurance companies. This transition is due to federal and state initiatives to address the needs of the dual eligible population and an overall desire to better manage the costs of the Medicaid long term care programs. Reimbursement from the managed care organizations is generally on an hourly, fee for service basis with rates consistent with the individual state funded rates.

Private Duty

Our private duty services are provided on an hourly basis. Our rates are established to achieve a pre-determined gross profit margin, and are competitive with those of other local providers. We bill our private duty consumers for services rendered either bi-monthly or monthly, and in certain circumstances we obtain a two- week deposit from the consumer. Other private duty payors include workers’ compensation programs/insurance, preferred provider organizations and employers.

Commercial Insurance/Long-Term Care Insurance

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

Employees

The following is a breakdown of our part- and full-time employees, as well as the employees in our National Support Center, as of December 31, 2014:

	Full-time	Part-time	Total
Continuing Operations – Home and Community Based Services	3,388	14,501	17,889
National Support Center	138	27	165

	3,526	14,528	18,054

Our home and community based service aides provide substantially all of our services and comprise approximately 96.3% of our total workforce. Our home and community based services aides undergo a criminal background check, and are provided with pre-service training and orientation and an evaluation of their skills. In many cases, home and community based services aides are also required to attend ongoing in-services education. In certain states, our home and community based services aides are required to complete certified training programs and maintain a state certification; however, no state in which we operate requires home and community based services aides to maintain a license similar to that of a nurse or therapist. Approximately 61.3% of our total employees are represented by labor unions. We maintain strong working relationships with these labor unions. We have a national agreement with the Service Employees International Union (the “SEIU”). Wages and benefits are negotiated at the local level at various times throughout the year.

Technology

We have licensed the Horizon Homecare software solution (“Horizon Homecare”) from McKesson Information Solutions, LLC (“McKesson”), to address our administrative, office, clinical and operating information system needs, including compliance with the Health Insurance Portability and Accountability Act, or HIPAA, requirements. Horizon Homecare assists our staff in gathering information to improve the quality of consumer care, optimize financial performance, adjust consumer mix, promote regulatory compliance and enhance staff efficiency. Horizon Homecare supports intake, personnel scheduling, office clinical and reimbursement management in an integrated database. The Horizon Homecare software is hosted by McKesson in a secure data center, which provides multiple redundancies for storage, power, bandwidth and security. Using this technology, we are able to standardize the care delivered across our network of locations and effectively monitor our performance and consumer outcomes. We have also leveraged this technology to implement a centralized billing and collections function at our national support center.

During most of 2014, we used an internally developed and customized payroll management system to calculate and produce our payroll. We transitioned all payroll and human resource functions to a commercial human resource and payroll system vendor, provided by Ultimate Software during the fourth quarter of 2014 and the first quarter of 2015. The Ultimate Software solution is a web based provider of integrated human resource and payroll software, which supports our management with the systems and reporting necessary to manage our employees. Both software systems are integrated with Horizon Homecare and other clinical data-management systems, and include features for tax reporting, managing wage assignments and garnishments, on-site check printing, general ledger population and direct-deposit paychecks. Secure management reports are made available centrally and through our internal reporting module.

We utilize commercial vendors for electronic visit verification pursuant to which our home and community based service aids record their beginning and ending times for services provided through either an interactive voice recognition (IVR) system or cell phone based system. We have supplemented these commercial systems with company developed mobile applications that allow our homecare aides the ability to communicate with our support center, to request additional work if available, to monitor or change their schedules and to inquire about payroll information. In addition, our software development includes features to allow our homecare aides to communicate changes in the health condition of our consumers. We utilize this information to support our coordinated care model and to communicate to managed care organizations.

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

Medicaid Participation

To participate in and qualify for reimbursement under Medicaid programs, we are subject to various requirements imposed by federal and state authorities. If we were to violate the applicable federal and state regulations, we could be excluded from participation in federal and state healthcare programs and be subject to substantial civil and criminal penalties. New federal regulations took effect on March 17, 2014 setting forth eligibility requirements for home and community based services provided under Medicaid waiver programs. The regulations specify that home and community based settings must be integrated in and support full access to the greater community, selected by individuals from among different setting options, ensure privacy rights of individuals, optimize autonomy and independence in making life choices, and facilitate individual choice regarding services and supports. In addition, the regulations impose several conditions on provider-owned or controlled residential settings. All states are required to submit transition plans to CMS by March 17, 2015, detailing any actions necessary for the state to achieve compliance with the new requirements. Several states have submitted transition plans already or made draft plans available for public comment prior to submission to CMS. Home and community based service providers will face costs associated with compliance with these regulations, but it is difficult to ascertain the impact of these costs at this time and these costs will vary from state to state depending on how the requirements are implemented.

Health Reform Act

The Health Reform Act includes several provisions that may affect reimbursement for our services. The Health Reform Act is broad, sweeping reform, and is subject to change, including through the adoption of related regulations, the way in which its provisions are interpreted and the manner in which it is enforced. Although the Health Reform Act provides for expansion of eligibility for Medicaid enrollment, 21 states, including some in which we do business, have opted not to participate in Medicaid expansion. The Health Reform Act also creates within CMS a Center for Medicare and Medicaid Innovation, or CMMI, to test innovative payment and service delivery systems to reduce program expenditures while maintaining or enhancing quality. Among the issues that are to be addressed by CMMI are: allowing the states to test new models of care for individuals dually eligible for Medicare and Medicaid, supporting “continuing care hospitals” that offer post-acute care during the 30 days following discharge, funding home health providers that offer chronic care management services, and establishing pilot programs that bundle acute care hospital services with physician services and post-acute care services, including home health services for patients with certain selected conditions. We may have difficulty negotiating for a fair share of the bundled payment. In addition, we may be unfairly penalized if a consumer is readmitted to the hospital within 30 days of discharge for reasons beyond our control.

We cannot assure you that the provisions described above, or that any other provisions of the Health Reform Act or amendment thereto, will not adversely impact our business, results of operations or financial position.

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

Applicable Federal and State Laws

Anti-Kickback Laws: The federal government enforces the federal law, commonly known as the Anti-Kickback Statute that prohibits the offer, payment, solicitation or receipt of any remuneration to or from any person or entity to induce or in exchange for the referral of patients covered by federal health care programs such as Medicare and Medicaid. The federal Anti-Kickback Statute also prohibits the purchasing, leasing, ordering or arranging for any item, facility or service covered by the government payment programs (or the recommendation thereof) in exchange for such referrals. Many states, including Illinois, Nevada and California also have similar laws proscribing kickbacks, some of which are not limited to services for which government-funded payment may be made. Violations of these provisions are punishable by criminal fines, civil penalties, imprisonment or exclusion from participation in reimbursement programs.

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

Beneficiary Inducement Prohibition: The federal Civil Monetary Penalties Law (“CMPL”) imposes substantial penalties for offering remuneration or other inducements to influence federal health care beneficiaries’ decisions to seek specific governmentally reimbursable items or services, or to choose particular providers. The CMPL also can be used for civil prosecution of the Anti-Kickback Statute. Sanctions under the CMPL include substantial financial penalties as well as exclusion from participation in all federal and state health care programs.

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

Amendments to the False Claims Act in the Health Reform Act provide that a provider must report and return overpayments within 60 days of identifying the overpayment or the claims for the services that generated the overpayments become false claims subject to the False Claims Act. Overpayments include payments for services for which the provider does not have proper documentation. On February 13, 2015, CMS announced that it will delay finalizing regulations that were intended to clarify when a payment is “identified” for purposes of the 60-day rule. Notwithstanding the delay, providers are still required to comply with the rule even though there is considerable uncertainty over exactly when the 60-day period begins.

Many states, including Illinois, Nevada and California have similar false claims statutes that impose additional liability for the types of acts prohibited by the False Claims Act.

Fraud Alerts: From time to time, various federal and state agencies, such as the U.S. Department of Health and Human Services (“HHS”), issue pronouncements that identify practices that may be subject to heightened scrutiny, as well as practices that may violate fraud and abuse laws. We believe, but cannot assure you, that our operations comply with the principles expressed by the Office of the Inspector General (the “OIG”) in these reports and special fraud alerts.

HIPAA and the HITECH Act: HIPAA privacy regulations contain detailed requirements concerning the use and disclosure of individually identifiable health information by “HIPAA covered entities,” which includes our company. In addition to the privacy requirements, HIPAA covered entities must implement certain security standards to protect the integrity, confidentiality and availability of certain electronic health information. The Health Information Technology for Economic and Clinical Health Act (“HITECH Act”) imposes additional privacy and security requirements and breach notification obligations on health care providers and on their business associates. Failure to comply with HIPAA or the HITECH Act could result in fines and penalties that could have a material adverse effect on us.

Most states, including Illinois, Nevada and California also have laws that protect the privacy and security of confidential personal information.

Civil Monetary Penalties: HHS may impose civil monetary penalties upon any person or entity that presents, or causes to be presented, certain ineligible claims for medical items or services. The amount of penalties varies, depending on the offense, from $2,000 to $50,000 per violation plus treble damages for the amount at issue and exclusion from federal health care programs, including Medicare and Medicaid. In addition, persons who have been excluded from the Medicare or Medicaid program may not retain ownership in a participating entity. Participating entities that permit continued ownership by excluded individuals, that contract with excluded individuals, and the excluded individuals themselves, may be penalized. Penalties are also applicable in certain other cases, including violations of the federal Anti-Kickback Law, payments to limit certain patient services and improper execution of statements of medical necessity.

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

Pursuant to the Tax Relief and Health Care Act of 2006, HHS created a permanent and national recovery audit program to identify improper Medicare payments made on claims of health care services provided to Medicare beneficiaries. The program uses recovery audit contractors, or RACs, to identify the improper Medicare payments and protect the Medicare Trust Fund from fraud, waste and abuse. Since the start of the program, RACs have identified more than $8 billion in improper payments. RACs are paid a contingent fee based on the improper payments identified. On December 30, 2014, CMS announced a series of changes to the RAC audit program aimed at reducing the burden on providers, enhancing CMS’ oversight of RACs and increasing program transparency. CMS also instituted Zone Program Integrity Contracts (“ZPICs”) for additional audit of Medicare providers, including home health agencies.

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

For the year ended December 31, 2014, we derived approximately 86.4% of our net service revenues from continuing operations from agreements that are directly or indirectly paid for by state and local governmental agencies, such as Medicaid funded programs and Medicaid waiver programs. Governmental agencies generally condition their agreements with us upon a sufficient budgetary appropriation. If a governmental agency does not receive an appropriation sufficient to cover its contractual obligations with us, it may terminate an agreement or defer or reduce the amount of the reimbursement we receive. Almost all the states in which we operate experience periodic financial pressures and budgetary shortfalls due to changing economic conditions and the rising costs of health care, and as a result, have made, are considering or may consider making changes in their Medicaid, Medicaid waiver or other state and local medical and social programs. The Deficit Reduction Act of 2005 permits states to make benefit cuts to their Medicaid programs, which could affect the services for which states contract with us. Changes that states have made or may consider making to address their budget deficits include:

•	limiting increases in, or decreasing, reimbursement rates;

•	redefining eligibility standards or coverage criteria for social and medical programs or the receipt of home and community based services under those programs;

•	increasing the consumer’s share of costs or co-payment requirements;

•	decreasing the number of authorized hours for recipients;

•	slowing payments to providers;

•	increasing utilization of self-directed care alternatives or “all inclusive” programs; or

•	shifting beneficiaries to managed care organizations.

Certain of these measures have been implemented by, or are proposed in, states in which we operate. The Governor of Illinois has proposed a budget that contemplates many of these above-mentioned changes in order to control costs in the Illinois. In 2014, we derived approximately 60.6% of our total net service revenues from continuing operations from services provided in Illinois, 8.2% of our total net service revenues from continuing operations in New Mexico, 5.0% of our total net service revenues from continuing operations from services provided in Washington and 4.9% of our total net service revenues from continuing operations from services provided in California. Riverside, California is planning to move substantially all of its Medicaid recipients to a self-directed model for care delivery beginning in July 2015. Because a substantial portion of our business is concentrated in these states, any significant reduction in expenditures that pay for our services in these states and other states in which we do business may have a disproportionately negative impact on our future operating results. Provisions in the Health Reform Act increase eligibility for Medicaid, which may cause a reallocation of Medicaid funding. It is difficult to predict at this time what the effect of these changes would be on our business. If changes in Medicaid policy result in a reduction in available funds for the services we offer, our net service revenues could be negatively impacted.

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

State efforts to transition their home and community based programs to being administered by managed care organizations could adversely affect our net service revenues and our profitability.

Under the Health Reform Act, states are encouraged to integrate the state managed Medicaid home and community based programs with managed Medicare programs. The objective of these initiatives is to enhance the coordination of benefits between the two programs and to lower overall costs.

Nationally, 18 states are currently pursuing financial or administrative alignment for dual eligible beneficiaries, including 6 of the 22 states in which we provide services. However, the timing for implementation of these demonstration projects are unknown at this time. In addition, the final regulations implementing these programs modify the requirements and definitions around home and community-based settings. We cannot assure you that: we will be able to secure favorable contracts with all or some of the managed care organizations; our reimbursement under these programs will remain at current levels; that the authorizations for services will remain at current levels or that our profitability will remain at levels consistent with past performance. If states in which we provide services transition their home and community based programs to managed care organizations and we are not able to participate through contracts with managed care organization or otherwise, we could lose revenue generated in those states, even in states in which we currently have contracts to provide home and community based services.

In certain states, where the transition to managed care organizations is occurring, operational processes are not well defined. Membership is being assigned by the respective state agency to the managed care organizations, but often communication of the changes is not clear to either the managed care organizations or the consumers. Membership, new referrals and the related authorization for services to be provided are being delayed, resulting in delays in service delivery to our consumers. Payments for services rendered are often delayed due to confusion in membership assignment and the referral processes. To the extent these processes are not improved, revenue growth rates, cash flow and profitability for services provided may be negatively affected.

The implementation of Accountable Care Organizations (ACOs) may limit our ability to increase our market share and could adversely affect our revenues.

CMS published final ACO regulations in October 2011, which established a shared savings program to facilitate coordination and cooperation among providers to improve the quality of care for Medicare fee-for-service beneficiaries and reduce unnecessary costs. These programs are focused on efforts by hospitals and physician groups to organize and coordinate patient care and are not directed toward home and community based service providers. In addition, several states have implemented, or plan to implement, accountable care models for their Medicaid populations. If we are not included in development of these programs, or if the ACOs establish similar services to include home and community based programs for their participants, we are at risk for losing market share and for a loss of our current business. Other cost savings initiatives may be presented by the government and commercial payors to control costs and reduce hospital admissions / readmissions in which we could be financially at risk. We cannot predict at this time what effect ACOs or like organizations may have on our company.

Efforts to reduce the costs of the Illinois Department on Aging program could adversely affect our service revenues and profitability.

In 2014, we derived approximately 53.2% of our revenue from continuing operations from the Illinois Department on Aging programs. Since 2011, the State of Illinois has undertaken a number of initiatives to reduce the costs of the Illinois Department on Aging program, such as the mandated utilization of an electronic visit verification (EVV) system by all providers. In his budget proposal for 2016, the Governor of Illinois has suggested several measures to reduce the costs of the Illinois Department on Aging, including restrictions on new referrals and reduced authorized hours for new and existing clients. The proposal includes additional changes aimed at reducing expenditures by the Illinois Department on Aging, including an income cap and a higher threshold of need for eligibility in the Community Care Program and elimination of the add-on rate the Illinois Department on Aging had been paying Community Care Program service providers to help those providers pay for employee healthcare. It is difficult to ascertain how significant an impact these initiatives will have on our business. If they impact the eligibility of our consumers, the number of hours authorized or services provided to existing consumers, they would adversely affect our service revenues and profitability.

Delays in reimbursement due to state budget deficits may increase in the future, adversely affecting our liquidity.

There is generally a delay between the time that we provide services and the time that we receive reimbursement or payment for these services. The majority of the 22 states in which we operate are operating with budget deficits for their current fiscal year. These and other states may in the future delay reimbursement, which would adversely affect our liquidity. Specifically, the State of Illinois is currently reimbursing us on a delayed basis, including with respect to our agreements with the Illinois Department on Aging, our largest payor. Our reimbursements from the State of Illinois could be further delayed because current forecasts indicate higher state deficits in the near future. In addition, from time to time, procedural issues require us to resubmit claims before payment is remitted, which contributes to our aged receivables. Additionally, unanticipated delays in receiving reimbursement from state programs due to changes in their policies or billing or audit procedures may adversely impact our liquidity and working capital. Because we fund our operations primarily through the collection of accounts receivable, any significant delays in reimbursement could result in the need to increase borrowings under our credit facility.

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

In 2014, we derived approximately 53.2% of our net service revenues from continuing operations under agreements with the Illinois Department on Aging, 4.6% of our net service revenues from continuing operations under an agreement with the State of Washington and 3.4% of our net service revenues from continuing operations under an agreement with United HealthCare of New Mexico. Each of our agreements is generally in effect for a specific term. For example, the services we provide to the Illinois Department on Aging are provided under a number of agreements that expire at various times through 2015.

Even though our agreements are for a specific term, they are generally terminable with 60 days’ notice. Our ability to renew or retain our agreements depends on our quality of service and reputation, as well as other factors over which we have little or no control, such as state appropriations and changes in provider eligibility requirements. Additionally, failure to satisfy any of the numerous technical renewal requirements in connection with our proposals for agreements could result in a proposal being rejected even if it contains favorable pricing terms. Failure to obtain, renew or retain agreements with major payors may negatively impact our results of operations and revenue. We can give no assurance these agreements will be renewed on commercially reasonable terms or at all.

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

There are limited barriers to entry in providing home-based social and medical services, and the trend has been for states to eliminate many of the barriers that historically existed. For example, Illinois changed the way in which it procures home and community based service providers in 2009, allowing all providers that are willing and capable to obtain state approval and provide services. This may increase competition in that state, and because we derived approximately 60.6% of our net service revenues from continuing operations from services provided in Illinois in 2014, this increased competition could negatively impact our business.

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

States such as Illinois are experiencing large budget deficits, which may result in lower payments. The Governor of Illinois has proposed a budget for the State’s fiscal year 2016 which has certain provisions that would limit the budget and related services provided by the Illinois Department on Aging. While not yet passed by the State, if enacted these changes could affect the number of clients we serve and our growth in the State. To the extent the State continues to have fiscal issues, reimbursement from the State may be negatively impacted. In addition, private payors, including commercial insurance companies, could also reduce reimbursement. Any reduction in reimbursements or imposition of copayments that dissuade the use of our services, or any reduction in reimbursement from private payors, could materially adversely affect our profitability.

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

The Health Reform Act amended the False Claims Act to provide that a provider must report and return overpayments within 60 days of identifying the overpayment or the claims for the services that generated the overpayments become false claims subject to the False Claims Act. Overpayments include payments for services for which the provider does not have proper documentation. If we were to identify documentation failures that could not be corrected we could be required to return payments received for those claims within the mandated 60-day time period. If we fail to identify and return overpayments within the required 60-day period we could be subject to suits under the False Claims Act by the government or relators (whistleblowers). On February 13, 2015, CMS announced that it will delay finalizing regulations that were intended to clarify when a payment is “identified” for purposes of the 60-day rule. Notwithstanding the delay, providers are still required to comply with the rule even though there is considerable uncertainty over exactly when the 60-day period begins. These requirements could have a material adverse impact on our business and operations. During an internal evaluation of billing processes, we discovered documentation errors in a number of claims that we had submitted to Medicare and consistent with applicable law, in March 2014, we voluntarily remitted approximately $1,800,000 to the government. See Note 7 to the Consolidated Financial Statements, Details of Certain Balance Sheet Accounts, included elsewhere herein for more information.

As noted in “Business-Overview” section above, new federal regulations took effect on March 17, 2014 setting forth eligibility requirements for home and community based services provided under Medicaid waiver programs. Home and community based service providers will face costs associated with compliance with these regulations, but it is difficult to ascertain the impact of these costs at this time and these costs will vary from state to state depending on how the requirements are implemented.

On October 6, 2014, CMS issued a proposed rule that would revise the Medicare and Medicaid conditions of participation for home health agencies. The proposed rule would require home health agencies to develop, implement and maintain an agency-wide, data-driven quality assessment and improvement program and a system of communication and integration to identify patient needs and coordinate care. The proposed rule also aims to clarify and expand current patient rights requirements and contains several other clarifications and updates largely focused on creating a more patient-centered, data-driven, outcome-oriented process for patient care. While we sold our Home Health Business, as discussed in “Business-Overview” above, we retain some limited Medicare business as a result of our acquisition of Priority Home Health Care, Inc. and otherwise. If the proposed rule is finalized, we expect to face costs associated with compliance with such changes.

On December 11, 2014, CMS proposed a star rating methodology for home health agencies to meet the Health Reform Act’s call for more transparent, public information on provider quality. All Medicare-certified home health agencies would be eligible to receive a star rating (from one to five stars) based on a number of quality measures, such as timely initiation of care, drug education provided to patients, fall risk assessment, depression assessments, improvements in bed transferring and bathing, among others. Ratings would be available on the Home Health Compare website. CMS is currently soliciting feedback from stakeholders on the proposed program and has set an implementation target of Summer 2015. It is not clear at this time what impact, if any, the proposed rating system would have on our remaining home health business.

In October 2013, California enacted the Home Care Services Consumer Protection Act. The act establishes a licensing program for home care organizations, and requires background checks, basic training, and tuberculosis screening for the aides that are employed by home care organizations. Home care organizations and aides will have until January 1, 2016 to comply with the new licensing and background check requirements. Although we sold the bulk of our home health business in California in March 2013, we continue to operate in California. The requirements of the act are expected to impose additional costs on us.

We are subject to various other federal and state regulations and laws, including anti-referral laws, the Anti-Kickback Statute, the Stark Law, the False Claims Act, Fraud Alerts, HIPPA and the HITECH Act as described in the Section “Government Regulation”. Failure to comply with these regulations or violations of these laws could lead to fines and exclusions or other sanctions that could have a material effect on our business.

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

Under the Health Reform Act, we are required to provide a minimum level of coverage for 70 percent of our full-time employees in 2015 or be subject to an annual penalty. For 2016, coverage must extend to 95% of our full-time employees. Approximately 22% of our employees are not provided any medical coverage. We are evaluating our options to minimize our exposure as a result of this requirement. If we determine that we will provide medical coverage for these employees, the costs could be material and have a significant effect on our profitability. If we determine not to offer medical coverage, we could be assessed fines or penalties for individuals who seek medical coverage through federal and state health exchanges. Depending on the number of employees who seek coverage in this manner, the penalties could be material and have a significant effect on our profitability.

In September 2013, the United States Department of Labor (the “Department of Labor”) announced the adoption of a rule that extended the minimum wage and overtime pay requirements of federal law to most direct care workers, such as home health aides, personal care aides and certified nursing assistants. These employees have been exempt from federal wage laws since 1974. The new rule was slated to take effect on January 1, 2015, (though the Department of Labor announced on October 7, 2014 that it would delay enforcement of the rule until June 30, 2015). However, two decisions from the United States District Court for the District of Columbia, handed down on December 22, 2014 and January 14, 2015, invalidated key provisions in the rule, effectively restoring the status quo in which home care agencies and other third party employers can utilize the “companionship services” exemption to the minimum wage and overtime requirements of the Fair Labor Standards Act. The applicability of the rule remains uncertain, however, as the Department of Labor filed a notice of appeal of these rulings with the United States Court of Appeals for the District of Columbia on January 23, 2015.

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

Future acquisitions or growth initiatives may be unsuccessful and could expose us to unforeseen liabilities.

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

We have grown our business through de novo locations and we may in the future open new locations in existing and new markets. De novo locations involve risks, including those relating to accreditation, hiring new personnel, establishing relationships with referral sources and delays or difficulty in installing our operating and information systems. We may not be successful in establishing de novo locations in a timely manner due to generating insufficient business activity and incurring higher than projected operating cost that could have a material adverse effect on our financial condition, results of operations and cash flows.

We may be unable to pursue acquisitions or expand into new geographic regions without obtaining additional capital or consent from our lenders.

At December 31, 2014 and December 31, 2013, we had cash balances of $13,363,000 and $15,565,000, respectively. As of December 31, 2014, we had no outstanding debt on our credit facility. After giving effect to the amount drawn on our credit facility, approximately $15,464,000 of outstanding letters of credit and borrowing limits based on an advanced multiple of adjusted EBITDA, we had $39,536,000 available for borrowing under the credit facility as of December 31, 2014. Since our credit facility provides for borrowings based on a multiple of an EBITDA ratio, any declines experienced in our EBITDA would result in a decrease in our available borrowings under our credit facility.

We cannot predict the timing, size and success of our acquisition efforts, our efforts to expand into new geographic regions or the associated capital commitments. If we do not have sufficient cash resources or availability under our credit facility, our growth could be limited unless we obtain additional equity or debt financing. In the future, we may elect to issue additional equity securities in conjunction with raising capital, completing an acquisition or expanding into a new geographic region. Such issuances would be dilutive to existing shareholders. In addition, our credit facility prohibits us from consummating more than three acquisitions in any calendar year, and, in any event, does not permit the purchase price for any one acquisition to exceed $2,000,000, in each case without the consent of the lenders. The consideration we paid in connection with 12 of the 15 acquisitions we completed exceeded $2,000,000. In addition, our credit facility requires, among other things, that we are in pro forma compliance with the financial covenants set forth therein and that no event of default exists before and after giving effect to any proposed acquisition. Our ability to expand in a manner consistent with historic practices may be limited if we are unable to obtain such consent from our lenders.

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

We are subject to a risk of work stoppages and other labor relations matters because our hourly workforce is highly unionized. As of December 31, 2014, approximately 61.3% of our workforce was represented by two national unions, including the Service Employees International Union, which is our largest union. We have a national agreement with the SEIU. Wages and benefits are negotiated at the local level at various times throughout the year. These negotiations are often initiated when we receive increases in our hourly rates from various state agencies. Upon expiration of these collective bargaining agreements, we may not be able to negotiate labor agreements on satisfactory terms with these labor unions. A strike, work stoppage or other slowdown could result in a disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business. Labor costs are the most significant component of our total expenditures and, therefore, an increase in the cost of labor could significantly harm our business.

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

Our business depends on effective and secure information systems that assist us in, among other things, gathering information to improve the quality of consumer care, optimizing financial performance, adjusting consumer mix, monitoring regulatory compliance and enhancing staff efficiency. We rely on an external service provider, McKesson, to provide continual maintenance, upgrading and enhancement of our primary information systems used for our operational needs. The software we license from McKesson supports intake, personnel scheduling, office clinical and centralized billing and receivables management in an integrated database, enabling us to standardize the care delivered across our network of locations and monitor our performance and consumer outcomes. To the extent that McKesson fails to support the software or systems, or if we lose our license with McKesson, our operations could be negatively affected.

Our business also depends on a comprehensive payroll and human resources system for basic payroll functions and reporting, payroll tax reporting, managing wage assignments and garnishments. We rely on an external service provider, Ultimate Software, to provide continual maintenance, upgrading and enhancement of our primary human resource and payroll systems. To the extent that Ultimate Software fails to support the software or systems, or any of the related support services provided by them, our internal operations could be negatively affected.

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

We have full backup of our key information systems. Should our support center become inoperable as a result of a natural disaster or terrorist acts, it would take substantial amount of time and resources to restore our business to the current state of operation. This risk is becoming even more critical as we are centralizing more of our business operations. The disruption to the business would be material and would affect our operational and financial performance.

We rely on several vendors for telecommunication and internet access, with a high percentage of our agencies supported by one vendor. To the extent services are interrupted, our individual offices may lose basic telephone service and access to our centralized computer systems. To the extent these delays are frequent, or impact a large number of offices, or occur for extended periods of time, it could disrupt our business and would have a negative effect on our ability to serve our clients and potentially have a negative impact on our financial performance.

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

In addition, we are required to comply with the privacy and security laws and regulations of HIPAA and the HITECH Act. If our privacy and security practices are not in compliance with HIPAA and/or if we fail to satisfy the breach notification requirements of the HITECH Act in the event of a security breach, we could be subject to significant fines and penalties. Penalties under the HIPAA (as increased by the HITECH Act) can be as high as $50,000 per violation (with an annual maximum of $1,500,000) depending on the degree of culpability.

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

Our credit facility agreement requires us to comply with customary financial and non-financial covenants. The financial covenants require us to maintain a maximum fixed charge ratio and a maximum leverage ratio, and limit our capital expenditures. Our credit facility also includes non-financial covenants including restrictions on our ability to:

•	transfer assets, enter into mergers, make acquisitions or experience fundamental changes;

•	make investments, loans and advances;

•	incur additional indebtedness and guarantee obligations;

•	create liens on assets;

•	enter into affiliate transactions;

•	enter into transactions other than in the ordinary course of business;

•	incur capital lease obligations;

•	make capital expenditure; and

•	pay dividends.

Our current principal stockholders have significant influence over us, and they could delay, deter or prevent a change of control or other business combination or otherwise cause us to take action with which you might not agree.

Eos Capital Partners III, L.P. and Eos Partners SBIC III, L.P., or the Eos Funds, together beneficially own approximately 36.5% of our outstanding common stock as of December 31, 2014. As a result, the Eos Funds have the ability to significantly influence all matters submitted to our stockholders for approval, including:

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

Goodwill and intangible assets with finite lives represent a significant portion of our assets. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill has been impaired. If as part of our annual review of goodwill and intangibles, we were required to write down all or a significant part of our goodwill and/or intangible assets, our net earnings and net worth could be materially adversely affected, which could affect our flexibility to obtain additional financing. In addition, if our assumptions used in preparing our valuations for purposes of impairment testing differ materially from actual future results, we may record impairment charges in the future and our financial results may be materially adversely affected. We had $64,220,000 of goodwill and $10,347,000 of intangible assets recorded on our consolidated balance sheet at December 31, 2014.

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

•

we have a small base of registered shares of common stock consisting of the 5,400,000 shares we issued in our initial public offering (“IPO”), which represents approximately 49.0% of our total common shares outstanding, that could result in significant stock price movements upward or downward based on low levels of trading volume in our common stock;

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

We do not pay dividends on our shares of common stock and intend to retain all future earnings to finance the continued growth and development of our business and for general corporate purposes. In addition, we do not anticipate paying cash dividends on our common stock in the foreseeable future. Any future payment of cash dividends will depend upon our financial condition, capital requirements, credit facility limitations, earnings and other factors deemed relevant by our board of directors.

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

As a result of our increased stock price and overall market value as of the end of the second quarter of 2013, we became subject to the requirements of Section 404 of Sarbanes-Oxley. Accordingly, we are now required to have an audit of our internal controls over financial reporting.

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

The availability of funds under the revolving credit portion of our credit facility, is based on the lesser of (i) the product of adjusted EBITDA, as defined in the credit agreement, for the most recent 12-month period for which financial statements have been delivered under the credit agreement multiplied by the specified advance multiple, up to 3.25, less the outstanding senior indebtedness and letters of credit, and (ii) $55,000,000 less the outstanding revolving loans and letters of credit. Interest on the revolving line of credit may be payable at (i) a floating rate equal to the one-month LIBOR, plus a margin of 3.5%, (ii) the LIBOR rate for term periods of one, two or three months, plus a margin of 3.5% or (iii) the base rate, plus a margin of 1.6%, where the base rate is equal to the greatest of (a) the rate of interest last quoted by The Wall Street Journal as the “prime rate,” (b) the sum of the federal funds rate, plus a margin of 0.5% and (c) the sum of the adjusted LIBOR that would be applicable to a loan with a one month interest period advanced on such day, plus a margin of 3%. We pay a fee equal to 0.5% per annum of the unused portion of the revolving portion of the credit facility. Issued stand-by letters of credit are charged at a rate of 2.0% per annum payable monthly. We did not have any amounts outstanding under the credit facility as of December 31, 2014, and the total availability under the revolving credit loan facility was $39,536,000 as of December 31, 2014.

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

We do not own any real property. As of December 31, 2014, we operated at 130 leased properties including our National Support Center. Home and community based services are operated out of 129 of these facilities. As part of the sale of the Home Health Business, a portion of 10 of the facilities are currently subleased to the Purchasers. We lease approximately 59,000 square feet of office space in Downers Grove, Illinois, which serves as our corporate headquarters.

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

	High	Low
2014
Fourth Quarter	$24.29	$24.00
Third Quarter	23.50	23.24
Second Quarter	24.32	23.51
First Quarter	29.45	28.56

2013
Fourth Quarter	$32.40	$21.13
Third Quarter	29.94	17.62
Second Quarter	20.72	11.17
First Quarter	14.07	7.12

Holders

As of December 31, 2014, 38.6% of our shares were held by Company insiders. An additional 47.6% of the stock was held by 95 institutional investors. As of February 23, 2015, Addus HomeCare Corporation had approximately 2,200 shareholders, including 32 shareholders of record.

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

Equity Compensation Plan

The following table presents securities authorized for issuance under our equity compensation plans at December 31, 2014.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column) (3)
Equity Compensation Plans Approved by Security Holders	684,370	$11.43	1,389,387
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	684,370	$11.43	1,389,387

(1)	Includes both grants of stock options and unvested share awards.

(2)	Includes weighted-average exercise price of outstanding stock options only.

(3)	Represents shares of common stock that may be issued pursuant to our 2006 stock incentive plan (the “2006 Plan”) or our 2009 stock incentive plan (the “2009 Plan”). We do not plan on issuing any further grants under the 2006 Plan. There are 825,583 shares of common stock that may be issued pursuant to the 2009 Plan.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial information derived from our consolidated financial statements for the periods and at the dates indicated. The information is qualified in its entirety by and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(Amounts In Thousands, Except Per Share Data)
Consolidated Statements of Income Data:
Net service revenues (1)	$312,942	$265,941	$244,315	$230,105	$230,099
Cost of service revenues	229,207	198,202	180,264	168,632	170,376

Gross profit	83,735	67,739	64,051	61,473	59,723
General and administrative expenses	61,834	50,118	46,362	45,858	47,042
Revaluation of contingent consideration (4)	—	—	—	(469)	—
Gain on sale of agency	—	—	(495)	—	—
Depreciation and amortization	3,830	2,160	2,521	3,167	3,408

Total operating expenses	65,664	52,278	48,388	48,556	50,450

Operating income from continuing operations	18,071	15,461	15,663	12,917	9,273
Interest income (5)	(18)	(188)	(155)	(2,263)	(155)
Interest expense	698	674	1,723	2,524	3,159

Total interest expense, net	680	486	1,568	261	3,004
Income from continuing operations before income taxes	17,391	14,975	14,095	12,656	6,269
Income tax expense	5,428	3,812	4,807	4,244	1,902

Net income from continuing operations	11,963	11,163	9,288	8,412	4,367
Discontinued Operations
Net income (loss) from Home Health Business (3)	280	(980)	(1,653)	(10,393)	1,661
Gain on sale of Home Health Business, net of tax	—	8,962	—	—	—

Earnings (losses) from discontinued operations	280	7,982	(1,653)	(10,393)	1,661

Net income (loss)	$12,243	$19,145	$7,635	$(1,981)	$6,028

Basic income (loss) per common share:
Continuing operations	$1.10	$1.03	$0.86	$0.78	$0.41
Discontinued operations	0.02	0.74	(0.15)	(0.96)	0.16

Basic income (loss) per common share:	$1.12	$1.77	$0.71	$(0.18)	$0.57

Diluted income (loss) per common share:
Continuing operations	$1.08	$1.01	$0.86	$0.78	$0.41
Discontinued operations	0.02	0.72	(0.15)	(0.96)	0.16

Diluted income (loss) per common share:	$1.10	$1.73	$0.71	$(0.18)	$0.57

Weighted average number of common shares and potential common shares outstanding:
Basic	10,900	10,826	10,764	10,752	10,604
Diluted	11,114	11,075	10,784	10,752	10,606

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(Actual Numbers, Except Adjusted EBITDA and Billable Hours in Thousands)
Key Metrics:
General:
Adjusted EBITDA (2)	$23,759	$18,796	$18,525	$16,415	$12,936
States served at period end	22	21	19	19	19
Locations at period end	129	121	96	96	107
Employees at period end	18,054	16,585	13,836	12,463	11,716
Operational Data:
Average billable census	31,019	26,802	25,104	23,877	23,743
Billable hours	18,335	15,621	14,388	13,504	13,599
Average billable hours per census per month	49	49	48	47	48
Billable hours per business day	71,903	59,850	55,126	51,938	52,103
Revenues per billable hour	$17.07	$17.02	$16.98	$17.04	$16.92

Percentage of Revenues by Payor:
State, local and other governmental	87%	94%	95%	94%	93%
Managed care organizations	9	1	—	—	—
Private duty	3	4	4	5	6
Commercial	1	1	1	1	1

	As of December 31,
	2014	2013	2012	2011	2010
	(Amounts In Thousands)
Consolidated Balance Sheet Data:
Cash	$13,363	$15,565	$1,737	$2,020	$816
Accounts receivable, net of allowances	68,333	61,354	71,303	72,368	70,954
Goodwill and intangibles	74,567	68,788	56,906	58,739	77,500
Total assets	180,803	163,934	149,857	154,692	166,924
Total debt	3,663	—	16,458	31,527	45,185
Stockholders’ equity	127,956	113,856	94,417	86,441	88,091

(1)	Acquisitions completed in 2014 accounted for $7,536,000 of growth in net service revenues from continuing operations for the year ended December 31, 2014. Acquisitions completed in 2013 accounted for $21,945,000 and $1,692,000 of growth in net service revenues from continuing operations for the years ended December 31, 2014 and 2013, respectively.

(2)	We define Adjusted EBITDA as earnings before discontinued operations, interest expense, taxes, depreciation, amortization, stock-based compensation expense and M&A expense. Adjusted EBITDA is a performance measure used by management that is not calculated in accordance with generally accepted accounting principles in the United States (GAAP). It should not be considered in isolation or as a substitute for net income, operating income or any other measure of financial performance calculated in accordance with GAAP.

Management believes that Adjusted EBITDA is useful to investors, management and others in evaluating our operating performance for the following reasons:

•

By reporting Adjusted EBITDA, we believe that we provide investors with insight and consistency in our financial reporting and present a basis for comparison of our business operations between current, past and future periods. Adjusted EBITDA allows management, investors and others to evaluate and compare our core operating results, including return on capital and operating efficiencies, from period to period, by removing the impact of our capital structure (interest expense), asset base (amortization and depreciation), tax consequences and non-cash stock-based compensation expense from our results of operations, M&A expense and also facilitates comparisons with the core results of our public company peers.

•

We believe that Adjusted EBITDA is a measure widely used by securities analysts, investors and others to evaluate the financial performance of other public companies, and therefore may be useful as a means of comparison with those companies, when viewed in conjunction with traditional GAAP financial measures.

•

We adopted Accounting Standards Codification (“ASC”) Topic 718 “Share-Based Payment,” on September 19, 2006, the effective date of our 2006 Stock Incentive Plan (the “2006 Plan”), and recorded stock-based compensation expense of $827,000, $515,000, $341,000, $331,000 and $255,000 for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively. By comparing our Adjusted EBITDA in different periods, our investors can evaluate our operating results without stock-based compensation expense, which is a non-cash expense that is not a key measure of our operations.

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

The following table sets forth a reconciliation of net income, the most directly comparable GAAP measure, to Adjusted EBITDA:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(Amounts In Thousands)
Reconciliation of Adjusted EBITDA to net income (loss):
Net income (loss)	$12,243	$19,145	$7,635	$(1,981)	$6,028
Less: (Earnings) loss from discontinued operations, net of tax	(280)	(7,982)	1,653	10,393	(1,661)

Net income from continuting operations	11,963	11,163	9,288	8,412	4,367
Interest expense, net	680	486	1,568	261	3,004
Income tax expense from continuing operations	5,428	3,812	4,807	4,244	1,902
Depreciation and amortization	3,830	2,160	2,521	3,167	3,408
M&A expenses	1,031	660	—	—	—
Stock-based compensation expense	827	515	341	331	255

Adjusted EBITDA (1)	$23,759	$18,796	$18,525	$16,415	$12,936

(1)	The selected historical Consolidated Statements of Income data for the fiscal years ended December 31, 2014, 2013, 2012, 2011 and 2010, were derived from our audited consolidated financial statements included in the Annual Report on Form 10-K for the applicable year.

(3)	During December 2012, in anticipation of the sale of the Home Health Business we reported the operating results of our Home Health Business as discontinued operations. On February 7, 2013, we entered into the Home Health Purchase Agreement with the Purchasers. In 2011, we determined that all of the $15,989,000 allocated to goodwill and intangible assets for our home health reportable unit was impaired and recorded an impairment loss of $15,989,000.

(4)	Adjusted EBITDA for 2011 includes a $469,000 non-cash gain for the revaluation of contingent consideration originally estimated for the purchase of assets from Advantage Health Systems, Inc.

(5)	Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received. We recorded no prompt payment interest income for the year ended December 31, 2014 and $185,000, $155,000, $2,263,000 and $155,000 in prompt payment interest for the years ended December 31, 2013, 2012, 2011 and 2010, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a provider of comprehensive home and community based services, which are provided primarily in the home, and focused on the dual eligible (Medicare/Medicaid) population. Our services include personal care and assistance with activities of daily living, and adult day care. Our consumers are primarily persons who are at risk of hospitalization or institutionalization, such as the elderly, chronically ill and disabled. Our payor clients include federal, state and local governmental agencies, managed care organizations, commercial insurers and private individuals. We currently provide home and community based services to over 31,000 consumers through 129 locations across 22 states, including 5 adult day centers in Illinois. Over the course of 2014, we served over 43,000 consumers.

A summary of our financial results for 2014, 2013 and 2012 is provided in the table below:

	2014	2013	2012
	(Amounts in Thousands)
Net service revenues – continuing operations	$312,942	$265,941	$244,315
Net service revenues – discontinued operations	—	6,462	38,822
Net income from continuing operations	11,963	11,163	9,288
Earnings (loss) from discontinued operations	280	7,982	(1,653)
Net income	$12,243	$19,145	$7,635

Total assets	$180,803	$163,934	$149,857

Historically our services were provided under agreements with state and local government agencies established to meet the needs of our consumers. Our consumers are predominately “dual eligible” and as such are eligible to receive both Medicare and Medicaid funded home-based care. As a result of certain legislation enacted by the federal government, states are being incentivized to initiate dual eligible demonstration programs and other managed Medicaid initiatives, which are designed to coordinate the services provided through these two programs, with the overall objectives to better coordinate service delivery and over the long term to reduce costs. Increasingly states are implementing these managed care programs and as such are transitioning management of individuals such as our consumers to local and national managed care organizations. Under these arrangements the managed care organizations have an economic incentive to provide home and community based services to consumers as a means to better manage the acute care expenditures of their membership.

The home and community based services we provide include assistance with bathing, grooming, dressing, personal hygiene and medication reminders, and other activities of daily living. We provide these services on a long-term, continuous basis, with an average duration of approximately 20 months per consumer. Our adult day centers provide a comprehensive program of skilled and support services and designated medical services for adults in a community-based group setting. Services provided by our adult day centers include social activities, transportation services to and from the centers, the provision of meals and snacks, personal care and therapeutic activities such as exercise and cognitive interaction.

We utilize a coordinated care model that is designed to improve consumer outcomes and satisfaction, as well as lower the cost of acute care treatment and reduce service duplication. We believe this coordinated care model to be especially valuable to managed care organizations that have economic responsibility for both home and community services as well as acute care expenditures. Over the long term, we believe this model will be a differentiator and as a result we expect to receive increased referrals from the managed care organizations.

Through our coordinated care model, we utilize our home care aides to observe and report changes in the condition of our consumers for the purpose of early intervention in the disease process, thereby preventing or reducing the cost of medical services by avoiding emergency room visits, and/or reducing the need for hospitalization. We will coordinate the services provided by our team with those of other health care agencies as appropriate. Changes in consumers’ conditions are evaluated by appropriately trained managers and referred to either appropriate medical personnel including the consumers’ primary care physicians or managed care organizations for treatment and follow-up. We believe this approach to the care to our consumers and the integration of our services into the broader healthcare continuum are attractive to managed care organizations and others who are ultimately responsible for the healthcare needs and costs of our consumers and over time will increase our business with them.

We are investing in technology based solutions to support and facilitate our coordinated care model. We utilize an Integrated Voice Response, “IVR” system and smart phones applications to communicate with the homecare aides. Through these applications we are able to identify changes in health conditions with automated alerts forwarded to appropriate management team for triaging and evaluation. In addition, the technology is used to record basic transaction information about each visit including: start and end times to a scheduled shift, mileage reimbursement, text messages to the homecare aide and communication of basic payroll information. Our plans for this technology include development of a web portal to provide the ability to communicate this basic information about individual clients to the managed care organizations.

We are growing through selective acquisitions, based on an overall strategy to expand our presence in current markets and to expand our footprint in markets where the home and community business is moving to managed care organizations. We completed two acquisitions in December 2013 and June 2014 that expanded our presence in two existing markets and provided us with a base of operations in two new targeted managed care states. Effective January 1, 2015, we acquired Priority Home Health Care, Inc., a company headquartered in Cleveland, Ohio and operating six offices in the Cleveland, Akron and Columbus areas. We anticipate these transactions to be accretive to earnings in 2015.

Effective March 1, 2013, we sold substantially all of the assets used in our home health business (the “Home Health Business”) in Arkansas, Nevada and South Carolina, and 90% of the Home Health Business in California and Illinois, to subsidiaries of LHC Group, Inc. (the “Purchasers”) for a cash purchase price of approximately $20,000,000. We retained a 10% ownership interest in the Home Health Business in California and Illinois. The assets sold included 19 home health agencies and two hospice agencies in five states. Effective December 30, 2013, we sold one home health agency in Pennsylvania for approximately $200,000. The results of the Home Health Business sold and one additional agency in Idaho which was closed in November 2012, are reflected as discontinued operations for all periods presented herein. Continuing operations include the results of operations previously included in our home & community segment and three agencies previously included in our home health segment. Following the sale of the Home Health Business, we manage and internally report our business in one segment. Because regulatory requirements in Delaware and Indiana require home and community based services to be provided by a licensed home health agency, we will continue to provide limited home health services reimbursable by Medicare in these agencies in order to maintain these licenses. In addition, Priority Home Health Care maintains enrollment in but does not derive significant revenues from Medicare.

We believe the sale of the Home Health Business substantially positioned us for future growth. The sale allowed us to focus both management and financial resources on changes in the home and community based services industry and to address and the needs of managed care organizations as they become more responsible for state sponsored programs. We have improved our financial performance by concentrating our efforts on our home and community business that is growing and profitable. We have improved our overall financial position by eliminating our debt and adding to our cash reserves.

Business

The results of the Home Health Business sold are reflected as discontinued operations for all periods presented herein. Continuing operations include the results of operations previously included in our home and community segment and three agencies previously included in our home health segment. Following the sale of the Home Health Business, we manage and internally report our business in one segment. As of December 31, 2014, we provided our home and community based services through 129 locations across 22 states including 5 adult day centers in Illinois.

Our payor clients are principally federal, state and local governmental agencies and, increasingly, managed care organizations. The federal, state and local programs under which the agencies operate are subject to legislative, budgetary and other risks that can influence reimbursement rates. We are beginning to experience and anticipate a further transition of business from government payors to managed care organizations with which we are seeking to grow our business given our emphasis on coordinated care and the prevention of acute care. Managed care organizations are commercial insurance carriers who are under contract with various federal and state governmental agencies to manage the provision of home and community based services. Their objective is to lower total health care costs by integrating the provision of home and community based services with those benefit programs responsible for the provision of acute care services to their consumers. We are also seeking to grow our private duty business. Our commercial insurance carrier payor clients are typically for-profit companies and are continuously seeking opportunities to control costs.

For the year ended December 31, 2014, 2013 and 2012, our payor revenue mix for continuing operations was:

	Year Ended December 31,
	2014	2013	2012
State, local and other governmental programs	86.4%	94.1%	94.9%
Managed care organizations	9.1	1.0	0.0
Private duty	3.4	3.9	4.1
Commercial	1.1	1.0	1.0

	100.0%	100.0%	100.0%

We derive a significant amount of our net service revenues from our continuing operations in Illinois, which represented 60.6%, 65.5% and 63.7% and of our total net service revenues from continuing operations for the years ended December 31, 2014, 2013 and 2012, respectively.

A significant amount of our net service revenues from continuing operations are derived from one payor client, the Illinois Department on Aging, which accounted for 53.2%, 58.8% and 57.3% of our total net service revenues from continuing operations for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Net service revenues from continuing operations are typically generated based on services rendered and reimbursed on an hourly basis. Our net service revenues from continuing operations were generated principally through reimbursements by state, local and other governmental programs which are partially funded by Medicaid programs, managed care organizations and to a lesser extent from private duty and insurance programs. Net service revenues from continuing operations are principally provided based on authorized hours, determined by the relevant agency, at an hourly rate, which is either contractual or fixed by legislation or contract, and recognized as net service revenues at the time services are rendered.

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

Depreciation and Amortization Expenses

We amortize our intangible assets with finite lives, consisting of customer and referral relationships, trade names, trademarks and non-compete agreements, principally using accelerated methods based upon their estimated useful lives. Depreciable assets consist principally of furniture and equipment, network administration and telephone equipment, and operating system software. Depreciable and leasehold assets are depreciated or amortized on a straight-line method over their useful lives or, if less and if applicable, their lease terms.

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

Interest Expense

Interest expense from continuing operations consists of interest costs on our credit facility, capital lease obligations and other debt instruments.

Income Tax Expense

All of our income from continuing operations is from domestic sources. We incur state and local taxes in states in which we operate. The differences from the federal statutory rate of 34.5% and 35.0% in 2014 and 2013, respectively, are principally due to the inclusion of state taxes and the use of federal employment tax credits that lower our effective tax rate.

Discontinued Operations

Discontinued operations consists of the results of operations, net of tax for our Home Health Business that was sold effective March 1, 2013 and the results of operations for an agency in Pennsylvania that was sold on December 30, 2013 and an agency in Idaho that was closed in November 2012.

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

The following table sets forth, for the periods indicated, our consolidated results of operations.

	2014		2013		Change
	Amount	Net Service Revenues	Amount	Net Service Revenues	Amount	%
	(Amounts In Thousands, Except Percentages)
Net service revenues	$312,942	100.0%	$265,941	100.0%	$47,001	17.7%
Cost of service revenues	229,207	73.2	198,202	74.5	31,005	15.6

Gross profit	83,735	26.8	67,739	25.5	15,996	23.6
General and administrative expenses	61,834	19.8	50,118	18.8	11,716	23.4
Depreciation and amortization	3,830	1.2	2,160	0.8	1,670	77.3

Total operating expenses	65,664	21.0	52,278	19.8	13,386	25.6
Operating income from continuing operations	18,071	5.8	15,461	5.8	2,610	16.9

Interest income	(18)	—	(188)	(0.1)	170	(90.4)
Interest expense	698	0.2	674	0.3	24	3.6

Total interest expense, net	680	0.2	486	0.2	194	39.9

Income from continuing operations before income taxes	17,391	5.6	14,975	5.6	2,416	16.1
Income tax expense	5,428	1.7	3,812	1.4	1,616	42.4

Net income from continuing operations	11,963	3.8	11,163	4.2	800	7.2

Discontinued operations:
Earnings from Home Health Business, net of tax	280	0.1	7,982	3.0	(7,702)	(96.5)

Net income	$12,243	3.9%	$19,145	7.2%	$(6,902)	(36.1)%

Business Metrics (Actual Numbers, Except Billable Hours in Thousands)
Average billable census	31,019		26,802		4,217	15.7%
Billable hours	18,335		15,621		2,714	17.4
Average billable hours per census per month	49		49		—	—
Billable hours per business day	71,903		59,850		12,053	20.1
Revenues per billable hour	$17.07		$17.02		$0.05	0.3%

Net service revenues from state, local and other governmental programs accounted for 86.4% and 94.1% of net service revenues for 2014 and 2013, respectively. Managed care organizations accounted for 9.1% and 1.0% of net serve revenues in 2014 and 2013 respectively, with private duty and commercial payors accounting for the remainder of net service revenues.

Net service revenues increased $47,001,000 or 17.7%, to $312,942,000 for 2014 compared to $265,941,000 for the same period in 2013. The increase was primarily due to a 15.7% increase in average billable census, of which 45.6% is same store census growth and 54.4% is related to acquisitions.

Gross profit, expressed as a percentage of net service revenues, increased to 26.8% for 2014, from 25.5% in 2013. The increase was primarily due to lower than anticipated workers’ compensation expense and recent acquisitions with higher margins.

General and administrative expenses, expressed as a percentage of net service revenues increased to 19.8% for 2014, from 18.8% in 2013. General and administrative expenses increased to $61,834,000 in 2014 as compared to $50,118,000 in 2013. The increase in general and administrative expenses was due to an increase in expenses related to our acquisitions, transaction costs for acquisitions and increased expenditures related to information technology, Sarbanes-Oxley compliance efforts and legal and consulting fees for the year ended December 31, 2014 as compared to 2013.

Depreciation and amortization, expressed as a percentage of net service revenues, increased to 1.2 % from 0.8 % for the year ended December 31, 2014 and 2013, respectively. Amortization of intangibles, which are principally amortized using accelerated methods, totaled $2,414,000 and $1,346,000 for the year ended December 31, 2014 and 2013, respectively.

Interest Income

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, “interest income”. We received no prompt payment interest in 2014 and $185,000 in 2013. We are not anticipating being owed additional prompt payment interest for the state’s fiscal year ending June 30, 2014. While we may be owed additional prompt payment interest in the future, the amount and timing of receipt of such payments remains uncertain and we have determined that we will continue to recognize prompt payment interest income when received. The state amended its prompt payment interest terms, effective July 1, 2011, which changed the measurement period for outstanding invoices from a 60-day to a 90-day outstanding period.

Interest Expense, Net

Interest expense, net, increased to $680,000 from $486,000 for the year ended December 31, 2014 as compared to December 31, 2013. The increase is primarily as a result of the capital lease agreements entered into on July 12 and September 11, 2014 as described in the Notes to Consolidated Financial Statements 8. Long-Term Debt.

Income Tax Expense

Our effective tax rates from continuing operations for 2014 and 2013 were 31.2% and 25.5%, respectively. The principal difference between the federal and state statutory rates and our effective tax rate is the use of federal employment opportunity tax credits.

Discontinued Operations

Effective March 1, 2013, we sold substantially all of the assets used in our Home Health Business as described in Item 1. Therefore, we have segregated the Home Health Business operating results and presented them separately as discontinued operations for all periods presented (see note 2—“Discontinued Operations” of the Notes to the Consolidated Financial Statements included elsewhere herein).

The table below summarizes the results of discontinued operations.

	2014	2013
	(Amounts In Thousands)
Net service revenues	$—	$6,462
Cost of service revenues	—	3,692

Gross profit	—	2,770
General and administrative expenses	(470)	4,442
Depreciation and amortization	—	—

Operating income (loss) from discontinued operations	470	(1,672)

Income tax (benefit)	190	(692)

Earnings (loss) from discontinued operations	$280	$(980)

No revenues were recorded for the year ended December 31, 2014 related to the Home Health Business because that business was sold. We retained the working capital of our Home Health Business when it was sold. The net earnings from discontinued operations for the year ended December 31, 2014 represents the final settlement of previously estimated working capital amounts. The losses for the year ended December 31, 2013 were primarily due to the wind down of our Home Health Business.

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The following table sets forth, for the periods indicated, our consolidated results of operations.

	2013		2012		Change
	Amount	% of Net Service Revenues	Amount	% of Net Service Revenues	Amount	%
	(Amounts In Thousands, Except Percentages)
Net service revenues	$265,941	100.0%	$244,315	100.0%	$21,626	8.9%
Cost of service revenues	198,202	74.5	180,264	73.8	17,938	10.0
Gross profit	67,739	25.5	64,051	26.2	3,688	5.8
General and administrative expenses	50,118	18.8	46,362	19.0	3,756	8.1
Gain on sale of agency	—	—	(495)	(0.2)	495	*
Depreciation and amortization	2,160	0.8	2,521	1.0	(361)	(14.3)
Total operating expenses	52,278	19.7	48,388	19.8	3,890	8.0
Operating income from continuing operations	15,461	5.8	15,663	6.4	(202)	(1.3)
Interest income	(188)	(0.1)	(155)	(0.1)	(33)	21.3
Interest expense	674	0.3	1,723	0.7	(1,049)	(60.9)
Total interest expense, net	486	0.2	1,568	0.6	(1,082)	(69.0)

Income from continuing operations before income taxes	14,975	5.6	14,095	5.8	880	6.2
Income tax expense	3,812	1.4	4,807	2.0	(995)	(20.7)
Net income from continuing operations	11,163	4.2	9,288	3.8	1,875	20.2

Discontinued operations:
Earnings (loss) from home health business, net of tax	7,982	3.0	(1,653)	(0.7)	9,635	(582.9)

Net income	$19,145	7.2%	$7,635	3.1%	$11,510	150.8%

Business Metrics (Actual Numbers, Except Billable Hours in Thousands)
Average billable census	26,802		25,104		1,698	6.8%
Billable hours	15,621		14,388		1,233	8.7
Average Billable hours per census per month	49		48		1	2.1
Billable hours per business day	59,850		55,126		4,724	8.6
Revenues per billable hour	$17.02		$16.98		$0.04	.02%

*	Percentage information not meaningful

Net service revenues from state, local and other governmental programs accounted for 94.1% and 94.9% of net service revenues for 2013 and 2012, respectively. Private duty and, to a lesser extent, commercial payors accounted for the remainder of net service revenues.

Net service revenues increased $21,626,000, or 8.9%, to $265,941,000 for 2013 compared to $244,315,000 for the same period in 2012. The increase was primarily due to a 6.8% increase in average census and a related 8.7% increase in billable hours.

Gross profit, expressed as a percentage of net service revenues, decreased to 25.5% for 2013, from 26.2% in 2012. This decrease as a percent of revenue of 0.7% is primarily due to increased wage costs for home care aides.

General and administrative expenses, expressed as a percentage of net service revenues decreased to 18.8% for 2013, from 19.0% in 2012. General and administrative expenses increased to $50,118,000 in 2013 as compared to $46,362,000 in 2012. In 2013, we had cost increases in administrative wages, an increase legal and consulting expenses for acquisitions and business development initiatives, increased telecom and technology related costs, an increase in management bonuses and an increase in bad debt expense.

Depreciation and amortization, expressed as a percentage of net service revenues, decreased to 0.8 % for 2013, from 1.0% in 2012. Amortization of intangibles, which are principally amortized using accelerated methods, totaled $1,346,000 and $1,674,000 for 2013 and 2012, respectively.

Interest Income

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, interest income. We received $185,000 in prompt payment interest in 2013 and $155,000 in 2012. While we may be owed additional prompt payment interest, the amount and timing of receipt of such payments remains uncertain and we have determined that we will continue to recognize prompt payment interest income when received. The state amended its prompt payment interest terms, effective July 1, 2011, which changed the measurement period for outstanding invoices from a 60-day to a 90-day outstanding period.

Interest Expense, Net

Interest expense was $674,000 and $1,723,000 for 2013 and 2012, respectively. Interest expense decreased $1,049,000 primarily due to a reduction in outstanding debt.

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

Discontinued Operations

Effective March 1, 2013, we sold substantially all of the assets used in our Home Health Business as described in Item 1. Therefore, we have segregated the Home Health Business operating results and presented them separately as discontinued operations for all periods presented (see note 2—“Discontinued Operations” of the Notes to the Consolidated Financial Statements included elsewhere herein).

The table below depicts the results of discontinued operations.

	2013	2012
	(Amounts In Thousands)
Net service revenues	$6,462	$38,822
Cost of service revenues	3,692	20,818

Gross profit	2,770	18,004
General and administrative expenses	4,442	20,743
Depreciation and amortization	—	13

Operating income (loss) from discontinued operations	(1,672)	(2,752)

Income tax (benefit)	(692)	(1,099)

Net loss from discontinued operations	$(980)	$(1,653)

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

Overview

Our primary sources of liquidity are cash from operations and borrowings under our credit facility. We renewed our credit facility on the terms described below on August 11, 2014. At December 31, 2014 and December 31, 2013, we had cash balances of $13,363,000 and $15,565,000, respectively.

As of December 31, 2014 and 2013 we had no balances outstanding under the revolving credit portion of our credit facility. After giving effect to the amount drawn on our credit facility, approximately $15,464,000 and $12,411,000 of outstanding letters of credit as of December 31, 2014 and 2013, respectively and borrowing limits based on an advance multiple of adjusted EBITDA, we had $39,536,000 and $42,279,000 available for borrowing under the credit facility as of December 31, 2014 and 2013, respectively.

Cash flows from operating activities represent the inflow of cash from our payor clients and the outflow of cash for payroll and payroll taxes, operating expenses, interest and taxes. Due to its revenue deficiencies and financing issues, the State of Illinois has reimbursed us on a delayed basis with respect to our various agreements including with our largest payor, the Illinois Department on Aging. The open receivable balance from the State of Illinois increased by $273,000 from $44,409,000 as of December 31, 2013 to $44,136,000 as of December 31, 2014.

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

The availability of funds under the revolving credit portion of the credit facility, as amended, is based on the lesser of (i) the product of adjusted EBITDA, as defined in the credit agreement, for the most recent 12-month period for which financial statements have been delivered under the credit agreement multiplied by the specified advance multiple, up to 3.25, less the outstanding senior indebtedness and letters of credit, and (ii) $55,000,000 less the outstanding revolving loans and letters of credit. Interest on the revolving line of credit may be payable at (i) a floating rate equal to the one-month LIBOR, plus a margin of 3.5%, (ii) the LIBOR rate for term periods of one, two or three months, plus a margin of 3.5% or (iii) the base rate, plus a margin of 1.6%, where the base rate is equal to the greatest of (a) the rate of interest last quoted by The Wall Street Journal as the “prime rate”, (b) the sum of the federal funds rate, plus a margin of 0.5% and (c) the sum of the adjusted LIBOR that would be applicable to a loan with a one month interest period advanced on such day, plus a margin of 3.0%. We pay a fee equal to 0.5% per annum of the unused portion of the revolving portion of the credit facility. Issued stand-by letters of credit are charged at a rate of 2.0% per annum payable monthly. We did not have any amounts outstanding on the credit facility as of December 31, 2014, and the total availability under the revolving credit loan facility was $39,536,000 and $42,279,000, as of December 31, 2014 and 2013, respectively.

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

Cash Flows

The following table summarizes historical changes in our cash flows for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
	(Amounts in Thousands)
Net cash provided by operating activities	$7,028	$27,393	$15,405
Net cash provided by (used in) investing activities	(13,633)	2,893	(619)
Net cash provided by (used in) financing activities	4,403	(16,458)	(15,069)

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net cash provided by operating activities was $7,028,000 for the year ended December 31, 2014, compared to $27,393,000 for the same period in 2013. This decrease in cash provided by operations was primarily due to a decrease in collections on our accounts receivable.

Net cash used in investing activities was $13,633,000 for the year ended December 31, 2014, compared to cash provided by investing activities of $2,893,000 for the year ended December 31, 2013. Our investing activities for the year ended December 31, 2014 included purchases of property and equipment related to our corporate headquarters in Downers Grove, IL, the purchase of a new payroll system and the acquisition of Aid & Assist as described in Note 4 to the Consolidated Financial Statements. Our investing activities for the year ended December 31, 2013 were $16,105,000 in net proceeds received from the sale of the Home Health Business less $12,325,000 related to acquisitions made during the year and the purchase of $887,000 of property and equipment.

Net cash provided by financing activities was $4,403,000 for the year ended December 31, 2014 as compared to net cash used by financing activities of $16,458,000 for the year ended December 31, 2013. Our financing activities for the year ended December 31, 2014 were primarily related to capital lease obligations entered into during the year to finance purchases of property and equipment related to our corporate headquarters in Downers Grove, IL. Our financing activities for the year ended December 31, 2013 were primarily driven by net payments of $16,250,000 on the revolving credit portion of our credit facility, and $208,000 in payments on our term loan.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net cash provided by operating activities was $27,393,000 for 2013, compared to $15,405,000 in 2012. This increase in cash provided by operations was primarily due to an increase in cash generated from continuing operations totaling approximately $2,300,000, less cash used in discontinued operations totaling approximately $1,800,000, plus amounts provided by net changes in working capital of approximately $11,500,000.

Net cash provided by investing activities was $2,893,000 for 2013. Our investing activities for 2013 were $16,105,000 in net proceeds received from the sale of the Home Health Business less $12,325,000 related to acquisitions made during the year and the purchase of $887,000 of property and equipment. Our investing activities for 2012 were $1,114,000 for capital expenditures less a $495,000 payment received for the sale of an agency.

Net cash used in financing activities was $16,458,000 for 2013 as compared to net cash used of $15,069,000 in 2012. Our financing activities for 2013 were primarily driven by net payments of $16,250,000 on the revolving credit portion of our credit facility and $208,000 in payments on our term loan. Our financing activities in 2012 were primarily driven by $8,500,000 in payments on the revolving credit portion of our credit facility, $4,069,000 in payments on subordinated dividend notes and $2,500,000 in payments on our term loan.

Outstanding Accounts Receivable

Gross accounts receivable as of December 31, 2014 and 2013 were $72,214,000 and $65,494,000, respectively. Outstanding accounts receivable, net of the allowance for doubtful accounts, increased by $6,720,000 as of December 31, 2014 as compared to December 31, 2013. The increase in accounts receivable is primarily attributable to accounts receivable acquired as part of our acquisitions and the general increase in our overall business.

Gross accounts receivable as of December 31, 2013 was $65,494,000. Outstanding accounts receivable, net of the allowance for doubtful accounts, decreased by $10,275,000 as of December 31, 2013 as compared to December 31, 2012, with $7,373,000 representing the collection of Home Health Business accounts receivable.

We establish our allowance for doubtful accounts to the extent it is probable that a portion or all of a particular account will not be collected. Our provision for doubtful accounts is estimated and recorded primarily by aging receivables utilizing eight aging categories and applying our historical collection rates to each aging category, taking into consideration factors that might impact the use of historical collection rates or payor groups, with certain large payors analyzed separately from other payor groups. In our evaluation of these estimates, we also consider other factors including: delays in payment trends in individual states due to budget or funding issues, billing conversions related to acquisitions or internal systems, resubmission of bills with required documentation and disputes with specific payors. An allowance for doubtful accounts is maintained at a level that our management believes is sufficient to cover potential losses. However, actual collections could differ from our estimates.

Our collection procedures include review of account agings and direct contact with our payors. We have historically not used collection agencies. An uncollectible amount, not governed by amount or aging, is written off to the allowance account only after reasonable collection efforts have been exhausted.

The following tables detail our accounts receivable before reserves by payor category, showing Illinois governmental payors separately, and the related allowance amount at December 31, 2014, December 31, 2013 and December 31, 2012:

	December 31, 2014
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(Amounts In Thousands, Except Percentages)
Continuing Operations
Illinois governmental based programs	$37,406	$5,298	$670	$762	$44,136
Other state, local and other governmental programs	12,951	1,815	1,284	60	16,110
Managed care organizations	6,524	1,167	919	258	8,868
Private duty and commercial	2,658	299	173	(30)	3,100

	59,539	8,579	3,046	1,050	72,214

Aging % continuing operations	82.4%	11.9%	4.2%	1.5%
Discontinued Operations
Medicare	—	—	—	—	—
Other state, local and other governmental programs	—	—	—	—	—
Private duty and commercial	—	—	—	—	—
Illinois governmental based programs	—	—	—	—	—

	—	—	—	—	—

Total	$59,539	$8,579	$3,046	$1,050	$72,214

Aging % of total	82.4%	11.9%	4.2%	1.5%
Allowance for doubtful accounts					$3,881
Reserve as % of gross accounts receivable					5.4%

	December 31, 2013
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(Amounts In Thousands, Except Percentages)
Continuing Operations
Illinois governmental based programs	$40,584	$2,912	$430	$483	$44,409
Other state, local and other governmental programs	14,551	1,659	914	116	17,240
Private duty and commercial	2,586	380	142	112	3,220

	57,721	4,951	1,486	711	64,869

Aging % continuing operations	89.0%	7.6%	2.3%	1.1%
Discontinued Operations
Medicare	—	—	744	—	744
Other state, local and other governmental programs	—	—	—	—	—
Private duty and commercial	—	—	(119)	—	(119)
Illinois governmental based programs	—	—	—	—	—

	—	—	625	—	625

Total	$57,721	$4,951	$2,111	$711	$65,494

Aging % of total	88.1%	7.6%	3.2%	1.1%
Allowance for doubtful accounts					$4,140
Reserve as % of gross accounts receivable					6.3%

	December 31, 2012
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(Amounts In Thousands, Except Percentages)
Continuing Operations
Illinois governmental based programs	$38,339	$13,374	$1,076	$126	$52,915
Other state, local and other governmental programs	10,248	845	610	329	12,032
Private duty and commercial	1,936	360	127	401	2,824

	50,523	14,579	1,813	856	67,771

Aging % continuing operations	74.5%	21.5%	2.7%	1.3%
Medicare	4,751	955	188	—	5,894
Other state, local and other governmental programs	340	109	58	—	507
Private duty and commercial	965	211	164	30	1,370
Illinois governmental based programs	128	19	35	45	227

	6,184	1,294	445	75	7,998

Total	$56,707	$15,873	$2,258	$931	$75,769

Aging % of total	74.9%	20.9%	3%	1.2%
Allowance for doubtful accounts					$4,466
Reserve as % of gross accounts receivable					5.9%

We calculate our continuing operations days sales outstanding (“DSO”) by taking the accounts receivable outstanding net of the allowance for doubtful accounts divided by the total net service revenues for the last quarter, multiplied by the number of days in that quarter. Our DSOs from continuing operations were 80, 85 and 86 days at December 31, 2014, December 31, 2013 and December 31, 2012, respectively. The DSOs for our largest payor, the Illinois Department on Aging, at December 31, 2014, December 31, 2013 and December 31, 2012 were 85, 97 and 122 days, respectively. We may not receive payments on a consistent basis in the near term and our DSOs and the DSO for our largest payor may increase. The change in the reserve as percentage of gross accounts receivable to 5.4% in 2014 from 6.3% in 2013 is attributable to the improvement in DSOs outstanding at the end of the respective years. The change to 6.3% in 2013 from 5.9% in 2012 is attributable to the Medicare receivables in the 2012 balances which have a historically higher collection rate and accordingly a lower reserve rate.

Dividend Notes

Prior to the completion of our IPO, we had 37,750 shares of series A preferred stock issued and outstanding, all of which were converted into shares of our common stock on November 2, 2009. Shares of our series A preferred stock accumulated dividends each quarter at a rate of 10%, compounded annually. We accrued these undeclared dividends because the holders had the option to convert their shares of series A preferred stock into common stock at any time with the accumulated dividends payable in cash or a note payable. Our series A preferred stock was converted into 4,077,000 shares of common stock in connection with the completion of our IPO on November 2, 2009. We paid $173,000 of the $13,109,000 outstanding accumulated dividends as of November 2, 2009 with the remaining $12,936,000 being converted into 10% junior subordinated promissory notes, which we refer to as the dividend notes. The dividends notes were subordinated and junior to all obligations under our credit facility. Our dividend notes were repaid in full during the fourth quarter of 2012.

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

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

Revenue Recognition

The majority of our revenues for 2014, 2013 and 2012 from continuing operations are derived from Medicaid and Medicaid waiver programs under agreements with various state and local authorities. These agreements provide for a service term from one year to an indefinite term. Services are provided based on authorized hours, determined by the relevant state or local agency, at an hourly rate specified in the agreement or fixed by legislation. Services to other payors, such as private or commercial clients, are provided at negotiated hourly rates and recognized in net service revenues as services are provided. We provide for appropriate allowances for uncollectible amounts at the time the services are rendered.

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

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, interest income. We received no prompt payment interest in 2014 and approximately $185,000 and $155,000 in prompt payment interest in 2013 and 2012, respectively. While we may be owed additional prompt payment interest, the amount and timing of receipt of such payments remains uncertain and we have determined that we will continue to recognize prompt payment interest income when received.

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

Goodwill

Our carrying value of goodwill is the residual of the purchase price over the fair value of the net assets acquired from various acquisitions including the acquisition of Addus HealthCare, Inc. (“Addus HealthCare”), In accordance with ASC Topic 350, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are not amortized. We test goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. We may use a qualitative test, known as “Step 0,” or a two-step quantitative method to determine whether impairment has occurred. We can elect to perform Step 0, an optional qualitative analysis, and based on the results skip the remaining two steps. In 2014, 2013 and 2012, we elected to implement Step 0. The results of our Step 0 assessment indicated that it was more likely than not that the fair value of our reporting unit exceeded its carrying value and therefore we concluded that there were no impairments for the years ended December 31, 2014 , 2013 or 2012.

Long-Lived Assets

We review our long-lived assets and finite lived intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine if impairment exists, we compare the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset, generally determined by discounting the estimated future cash flows. No impairment charge was recorded for the years ended December 31, 2014, 2013 or 2012.

Indefinite-lived Assets

We also have indefinite-lived assets that are not subject to amortization expense such as licenses and in certain states certificates of need to conduct specific operations within geographic markets. Our management has concluded that these assets have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and we intend to renew the licenses indefinitely. The licenses and certificates of need are tested annually for impairment. No impairment was recorded for the years ended December 31, 2014, 2013 or 2012.

Workers’ Compensation Program

Our workers’ compensation insurance program has a $350,000 deductible component. We recognize our obligations associated with this program in the period the claim is incurred. The cost of both the claims reported and claims incurred but not reported, up to the deductible, have been accrued based on historical claims experience, industry statistics and an actuarial analysis performed by an independent third party. We monitor our claims quarterly and adjust our reserves accordingly. These costs are recorded primarily in the cost of services caption in the consolidated statement of operations. Under the agreement pursuant to which we acquired Addus HealthCare, claims under our workers’ compensation insurance program that relate to December 31, 2005 or earlier were the responsibility of the selling shareholders in the acquisition, subject to certain limitations. The responsibility of the selling shareholders for these claims was terminated on December 29, 2014. In August 2010, the FASB issued Accounting Standards Update No 2010-24, Health Care Entities (Topic 954), “Presentation of Insurance Claims and Related Insurance Recoveries” (“ASU 2010-24”), which clarifies that companies should not net insurance recoveries against a related claim liability. Additionally, the amount of the claim liability should be determined without consideration of insurance recoveries. As of December 31, 2014, December 31, 2013 and December 31, 2012 we recorded $1,457,000, $821,000 and $953,000, respectively, in workers’ compensation insurance recovery receivables and a corresponding increase in its workers’ compensation liability. The workers’ compensation insurance recovery receivable is included in our prepaid expenses and other current assets on the balance sheet.

Interest Income

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the statement of operations caption, interest income. We received no prompt payment interest in 2014 and approximately $185,000 and $155,000 in prompt payment interest in 2014, 2013 and 2012, respectively. While we may be owed additional prompt payment interest, the amount and timing of receipt of such payments remains uncertain and we have determined that we will continue to recognize prompt payment interest income when received.

New Accounting Pronouncements

On April 10, 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The new guidance changes the requirements for reporting a discontinued operation. Only a disposal representing a strategic shift that has a major effect on the entity’s operations and financial results will have to be reported as a discontinued operation. Examples of strategic shifts meeting the new criteria include a disposal of a major geographical area, a major line of business, or a major equity-method investment. Under this new guidance, many disposals that might be routine and not a change in an entity’s strategy no longer will be reported as discontinued operations. For each comparative period, an entity’s statement of financial position must present separately the assets and liabilities of a disposal group qualifying as a discontinued operation. The ASU requires additional disclosures about the assets, liabilities, revenues, expenses, and cash flows of a discontinued operation. An entity also will be required to disclose the pretax income or loss attributable to a disposal of a significant component that does not qualify for discontinued operations presentation. ASU 2014-08 is effective for public companies for annual and interim periods beginning on or after December 15, 2014.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

Contractual Obligations and Commitments

We had outstanding letters of credit of $15,464,000 at December 31, 2014. These standby letters of credit benefit our third party insurer for our high deductible workers’ compensation insurance program. The amount of the letters of credit is negotiated annually in conjunction with the insurance renewals. We anticipate our commitment will increase as we continue to grow our business and more years become our responsibility as responsibility shifts from the former owners of Addus HealthCare to us.

The following table summarizes our cash contractual obligations as of December 31, 2014:

Contractual Obligations	Total	Less than 1 Year	1-2 Years	3-4 Years	More than 5 Years
	(Amounts in Thousands)
Capital leases	3,944	1,105	2,210	629	—
Operating leases	16,884	3,528	4,968	2,804	5,584

Total Contractual Obligations	$20,828	$4,633	$7,178	$3,433	$5,584

As described in Note 4 to the Condensed Consolidated Financial Statements, the acquisition agreements for Aid & Assist at Home, LLC and Coordinated Home Health Care, LLC contained contingent earn-out obligations. At December 31, 2014, we determined the combined value of these liabilities is $2,120,000.

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

Quantitative and Qualitative Disclosures about Market Risk

Historically, we have been exposed to market risk due to fluctuations in interest rates. As of December 31, 2014, we had no outstanding indebtedness with variable interest rates and therefore no current exposure.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements together with the related notes and the report of our independent registered public accounting firm, are set forth on the pages indicated in Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded our internal control over financial reporting was effective as of December 31, 2014.

Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

BDO USA, LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting, which is included herein.

Changes in Internal Controls Over Financial Reporting

The Company implemented changes in its internal control over financial reporting in response to the material weaknesses identified in 2013. Material weaknesses identified in 2013 in information technology controls were remediated as the Company re-organized the structure of the Information Technology Department to properly segregate duties, implemented a formal change management process, and conducted detail user reviews of access to key systems. Deficiencies in payroll processes were remediated as the Company implemented and enhanced its review and monitoring of existing controls and implemented additional controls over changes to employee payroll information. These improvements were fully implemented in the fourth quarter of 2014.

In accordance with SEC regulations, management excluded from its assessment the internal control over financial reporting at Aid & Assist at Home, LLC, which was acquired on June 1, 2014 and whose financial statements constitute 5.1% of total assets as of December 31, 2014 and 2.4% of revenues for the year ended December 31, 2014.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Addus HomeCare Corporation

Downers Grove, IL

We have audited Addus HomeCare Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Addus HomeCare Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Aid & Assist at Home, LLC, which was acquired on June 1, 2014, and which is included in the consolidated balance sheets of Addus HomeCare Corporation as of December 31, 2014, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. Aid & Assist at Home, LLC constituted 5.1% of total assets as of December 31, 2014, and 2.4% of revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Aid & Assist at Home, LLC because of the timing of the acquisition which was completed on June 1, 2014. Our audit of internal control over financial reporting of Addus HomeCare Corporation also did not include an evaluation of the internal control over financial reporting of Aid & Assist at Home, LLC.

In our opinion, Addus HomeCare Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Addus HomeCare Corporation as of December 31, 2014 and 2013, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 16, 2015 expressed an unqualified opinion thereon.

/s/    BDO USA, LLP

Chicago, IL

March 16, 2015

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K as we intend to file our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders pursuant to Regulation 14A of the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the 2015 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2014.

Independent Director Compensation

On March 13, 2015, our board of directors adopted changes to our director compensation policy, effective March 1, 2015. The new policy provides that (i) our independent directors shall receive an increase in their annual retainer to $35,000, (ii) the annual retainers payable to the chairmen of the audit committee, compensation committee and nominating and corporate governance committee will be increased to $15,000, $10,000 and $7,500, respectively, and (iii) the amount of annual restricted stock awards granted to independent directors will be increased to $40,000 per year, vesting on the first anniversary of the date of issuance. Grants of such restricted stock shall be made following our annual meeting each year beginning with our 2015 annual meeting. A copy of the updated Independent Director Compensation Policy is attached hereto as Exhibit 10.31.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the 2015 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the 2015 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the 2015 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2014.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the 2015 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2014.

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

(b)	Exhibits

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Addus HomeCare Corporation dated as of November 2, 2009 (filed on November 20, 2009 as Exhibit 3.1 to Addus HomeCare Corporation’s Quarterly Report on Form 10-Q and incorporated by reference herein)

3.2	Amended and Restated Bylaws of Addus HomeCare Corporation (filed on September 21, 2009 as Exhibit 3.5 to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

4.1	Form of Common Stock Certificate (filed on October 2, 2009 as Exhibit 4.1 to Amendment No. 4 to the Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

4.2	Registration Rights Agreement, dated September 19, 2006, by and among Addus HomeCare Corporation, Eos Capital Partners III, L.P., Eos Partners SBIC III, L.P., Freeport Loan Fund LLC, W. Andrew Wright, III, Addus Term Trust, W. Andrew Wright Grantor Retained Annuity Trust, Mark S. Heaney, James A. Wright and Courtney E. Panzer (filed on July 17, 2009 as Exhibit 4.2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.1	Separation and General Release Agreement, dated as of September 20, 2009, between Addus HealthCare, Inc. and W. Andrew Wright, III (filed on September 21, 2009 as Exhibit 10.1(b) to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.2	Amended and Restated Employment and Non-Competition Agreement, dated May 6, 2008, between Addus HealthCare, Inc. and Mark S. Heaney (filed on July 17, 2009 as Exhibit 10.2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.3	Amendment to the Amended and Restated Employment and Non-Competition Agreement, dated September 30, 2009, between Addus HealthCare, Inc. and Mark S. Heaney (filed on October 2, 2009 as Exhibit 10.2(a) to Amendment No. 4 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.4	Employment Agreement, dated November 29, 2010, by and between Addus HealthCare, Inc. and Dennis Meulemans (filed on December 1, 2010 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

Exhibit Number	Description of Document

10.5	Amended and Restated Employment and Non-Competition Agreement, dated August 27, 2007, between Addus HealthCare, Inc. and Darby Anderson (filed on July 17, 2009 as Exhibit 10.4 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.6	Amendment to the Amended and Restated Employment and Non-Competition Agreement, dated September 30, 2009, between Addus HealthCare, Inc. and Darby Anderson (filed on October 2, 2009 as Exhibit 10.4(a) to Amendment No. 4 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.7	Addus HealthCare, Inc. Home Health and Home Care Division Vice President and Regional Director Bonus Plan(filed on July 17, 2009 as Exhibit 10.10 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.8	Addus HealthCare, Inc. Support Center Vice President and Department Director Bonus Plan (filed on July 17, 2009 as Exhibit 1011 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.9	Addus Holding Corporation 2006 Stock Incentive Plan (filed on July 17, 2009 as Exhibit 10.12 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.10	Director Form of Option Award Agreement under the 2006 Stock Incentive Plan (filed on July 17, 2009 as Exhibit 10.13 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.11	Executive Form of Option Award Agreement under the 2006 Stock Incentive Plan (filed on July 17, 2009 as Exhibit 10.14 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.12	Form of Indemnification Agreement (filed on July 17, 2009 as Exhibit 10.16 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.13	License Agreement, dated March 24, 2006, between McKesson Information Solutions, LLC and Addus HealthCare, Inc. (filed on August 26, 2009 as Exhibit 10.17 to Amendment No. 1 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.14	Contract Supplement to the License Agreement, dated March 24, 2006 (filed on August 26, 2009 as Exhibit 10.17(a) to Amendment No. 1 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.15	Contract Supplement to the License Agreement, dated March 28, 2006 (filed on August 26, 2009 as Exhibit 10.17(b) to Amendment No. 1 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.16	Amendment to License Agreement, dated March 28, 2006, between McKesson Information Solutions, LLC and Addus HealthCare, Inc. (filed on August 26, 2009 as Exhibit 10.17(c) to Amendment No. 1 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.17	Lease, dated April 1, 1999, between W. Andrew Wright, III and Addus HealthCare, Inc. (filed on July 17, 2009 as Exhibit 10.18 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.18	First Amendment to Lease, dated as of April 1, 2002, between W. Andrew Wright, III and Addus HealthCare, Inc. (filed on July 17, 2009 as Exhibit 10.18(a) to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

Exhibit Number	Description of Document

10.19	Second Amendment to Lease, dated as of September 19, 2006, between W. Andrew Wright, III and Addus HealthCare, Inc. (filed on July 17, 2009 as Exhibit 10.18(b) to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.20	Third Amendment to Lease, dated as of September 1, 2008, between W. Andrew Wright, III and Addus HealthCare, Inc. (filed on July 17, 2009 as Exhibit 10.18(c) to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.21	Addus HomeCare Corporation 2009 Stock Incentive Plan (filed on September 21, 2009 as Exhibit 10.20 to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.22	Form of Incentive Stock Option Award Agreement under the 2009 Stock Incentive Plan (filed on September 21, 2009 as Exhibit 10.20(a) to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.23	Form of Restricted Stock Award Agreement under the 2009 Stock Incentive Plan (filed on September 21, 2009 as Exhibit 10.20(b) to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.24	Loan and Security Agreement, dated as of November 2, 2009, by and among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation and Professional Reliable Nursing Service, Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions that are or may from time to time become parties thereto, and Addus HomeCare Corporation, as guarantor (filed on November 5, 2009 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.25	Consent and Amendment No. 1 to the Loan and Security Agreement, dated as of March 18, 2010, by and among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation and Professional Reliable Nursing Service, Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions that are or may from time to time become parties thereto, and Addus HomeCare Corporation, as guarantor (filed on March 18, 2010 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.26	Joinder, Consent and Amendment No. 2 to Loan and Security Agreement, dated as of July 26, 2010, by and among Addus HealthCare, Inc., Addus HealthCare (South Carolina), Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation and Professional Reliable Nursing Service, Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions that are or may from time to time become parties thereto, and Addus HomeCare Corporation, as guarantor (filed on July 27, 2010 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

Exhibit Number	Description of Document

10.27	Joinder, Consent and Amendment No. 3 to the Loan and Security Agreement, dated as of March 24, 2011, by and among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation and Professional Reliable Nursing Service, Inc., Addus HealthCare (South Carolina), Inc. Addus HealthCare (Delaware), Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions that are or may from time to time become parties thereto, and Addus HomeCare Corporation, as guarantor (filed on May 25, 2011 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated herein by reference)

10.28	Amendment No. 4 to Loan and Security Agreement, dated as of July 26, 2011, effective as of June 30, 2011, by and among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation, Professional Reliable Nursing Service, Inc., Addus HealthCare (South Carolina), Inc., Addus HealthCare (Delaware), Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions from time to time parties thereto, and Addus HomeCare Corporation, as guarantor (filed on July 29, 2011 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated herein by reference)

10.29	Amendment No. 2 to Employment and Non-Competition Agreement, dated November 17, 2011, by and between Addus HealthCare, Inc. and Mark S. Heaney (filed on November 23, 2011 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated herein by reference)

10.30	Amendment No. 5 to Loan and Security Agreement, dated as of March 2, 2012, by and among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation, Professional Reliable Nursing Service, Inc., Addus HealthCare (South Carolina), Inc., Addus HealthCare (Delaware), Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions from time to time parties thereto, and Addus HomeCare Corporation, as guarantor (filed on March 16, 2012 as Exhibit 10.41 to Addus HomeCare Corporation’s Annual Report on Form 10-K and incorporated herein by reference)

10.31	Summary of Independent Director Compensation Policy*

10.32	The Executive Nonqualified “Excess” Plan Adoption Agreement, by Addus HealthCare, Inc., dated April 1, 2012 (filed on April 5, 2012 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.33	The Executive Nonqualified Excess Plan Document, dated April 1, 2012 (filed on April 5, 2012 as Exhibit 99.2 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated herein by reference)

10.34	Employment Agreement, effective June 18, 2012, by and between Addus Healthcare, Inc. and Inna Berkovich (filed on June 20, 2012 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated herein by reference)

Exhibit Number	Description of Document

10.35	Asset Purchase Agreement, dated as of February 7, 2013, by and among Addus HealthCare, Inc., its subsidiaries identified therein, LHC Group, Inc. and its subsidiaries identified therein (filed on March 6, 2013 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.36	Amended and Restated Credit and Guaranty Agreement, dated as of August 11, 2014, among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation, Professional Reliable Nursing Service, Inc., Addus HealthCare (Delaware), Inc. and Cura Partners, LLC, as borrowers, Addus HomeCare Corporation, the other credit parties from time to a time a party thereto, the various institutions from time to time a party thereto, as lenders, and Fifth Third Bank as agent and L/C issuer (filed on August 11, 2014 as Exhibit 10.1 to Addus HomeCare Corporation’s Quarterly Report on Form 10-Q and incorporated by reference herein).

10.37	Amendment No 1. to Amended and Restated Credit and Guaranty Agreement, dated as of November 6, 2014 and effective as of September 30, 2014, among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., PHC Acquisition Corporation, Professional Reliable Nursing Service, Inc., Addus HealthCare (South Carolina), Inc., Addus HealthCare (Delaware), Inc. and Cura Partners, LLC, as borrowers, Addus HomeCare Corporation, the other credit parties from time to time a party thereto, the various institutions from time to time a party thereto, as lenders, and Fifth Third Bank as agent and L/C issuer (filed on November 7, 2014 as Exhibit 10.2 to Addus HomeCare Corporation’s Quarterly Report on Form 10-Q and incorporated by reference herein).

10.38	Employment and Non-Competition Agreement, effective December 15, 2014, by and between Addus HealthCare, Inc. and Maxine Hochhauser (filed on December 15, 2014 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein).

10.39	Amendment to Employment and Non-Competition Agreement, effective December 15, 2014, by and between Addus HealthCare, Inc. and Darby Anderson (filed on December 15, 2014 as Exhibit 99.2 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein).

21.1	Subsidiaries of Addus HomeCare Corporation*

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

Exhibit Number	Description of Document

101	The following materials from Addus HomeCare Corporation’s Annual Report on Form 10-K for the years ended December 31, 2014, formatted in Extensive Business Reporting Language (XBRL), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.*

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Addus HomeCare Corporation

By:	/s/ MARK S. HEANEY
Mark S. Heaney, President and Chief Executive Officer

Date: March 16, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ MARK S. HEANEY Mark S. Heaney	President and Chief Executive Officer (Principal Executive Officer) and Director	March 16, 2015

/s/ DENNIS B. MEULEMANS Dennis B. Meulemans	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2015

/s/ MARK L. FIRST Mark L. First	Director	March 16, 2015

/s/ SIMON A. BACHLEDA Simon A. Bachleda	Director	March 16, 2015

/s/ STEVEN I. GERINGER Steven I. Geringer	Director	March 16, 2015

/s/ R. DIRK ALLISON R. Dirk Allison	Director	March 16, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Addus HomeCare Corporation

Downers Grove, Illinois

We have audited the accompanying consolidated balance sheets of Addus HomeCare Corporation as of December 31, 2014 and 2013 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Addus HomeCare Corporation at December 31, 2014 and 2013, and the results of its operations and its cash flow for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Addus HomeCare Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP Chicago, IL

March 16, 2015

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2014 and 2013

(amounts and shares in thousands, except per share data)

	2014	2013
Assets
Current assets
Cash	$13,363	$15,565
Accounts receivable, net of allowances of $3,881 and $4,140 at December 31, 2014 and 2013, respectively	68,333	61,354
Prepaid expenses and other current assets	7,168	6,235
Deferred tax assets	8,508	8,326

Total current assets	97,372	91,480

Property and equipment, net of accumulated depreciation and amortization	7,695	2,634

Other assets
Goodwill	64,220	60,026
Intangibles, net of accumulated amortization	10,347	8,762
Investments in joint ventures	900	900
Other assets	269	132

Total other assets	75,736	69,820

Total assets	$180,803	$163,934

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,951	$4,633
Current portion of capital lease obligations	986	—
Current portion of contingent earn-out obligation	1,000	—
Accrued expenses	37,268	40,904

Total current liabilities	43,205	45,537

Long-term liabilities
Deferred tax liabilities	5,845	3,441
Capital lease obligations, less current portion	2,677	—
Contingent earn-out obligation, less current portion	1,120	1,100

Total long-term liabilities	9,642	4,541

Total liabilities	52,847	50,078

Stockholders’ equity
Common stock—$.001 par value; 40,000 authorized and 11,010 and 10,913 shares issued and outstanding as of December 31, 2014 and 2013, respectively	11	11
Additional paid-in capital	84,929	83,072
Retained earnings	43,016	30,773

Total stockholders’ equity	127,956	113,856

Total liabilities and stockholders’ equity	$180,803	$163,934

See accompanying Notes to Consolidated Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2014, 2013 and 2012

(amounts and shares in thousands, except per share data)

	For the Year Ended December 31,
	2014	2013	2012
Net service revenues	$312,942	$265,941	$244,315
Cost of service revenues	229,207	198,202	180,264

Gross profit	83,735	67,739	64,051
General and administrative expenses	61,834	50,118	46,362
Gain on sale of agency	—	—	(495)
Depreciation and amortization	3,830	2,160	2,521

Total operating expenses	65,664	52,278	48,388

Operating income from continuing operations	18,071	15,461	15,663

Interest income	(18)	(188)	(155)
Interest expense	698	674	1,723

Total interest expense, net	680	486	1,568

Income from continuing operations before income taxes	17,391	14,975	14,095
Income tax expense	5,428	3,812	4,807

Net income from continuing operations	11,963	11,163	9,288

Discontinued operations:
Income (loss) from Home Health Business, net of tax	280	(980)	(1,653)
Gain on sale of Home Health Business, net of tax	—	8,962	—

Earnings (losses) from discontinued operations	280	7,982	(1,653)

Net income	$12,243	$19,145	$7,635

Net income per common share
Basic income per share
Continuing operations	$1.10	$1.03	$0.86
Discontinued operations	0.02	0.74	(0.15)

Basic income per share	$1.12	$1.77	$0.71

Diluted income per share
Continuing operations	$1.08	$1.01	$0.86
Discontinued operations	0.02	0.72	(0.15)

Diluted income per share	$1.10	$1.73	$0.71

Weighted average number of common shares and potential common shares outstanding:
Basic	10,900	10,826	10,764
Diluted	11,114	11,075	10,784

See accompanying Notes to Consolidated Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2014, 2013 and 2012

(amounts and shares in thousands)

	Common Stock		Additional Paid in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2011	10,775	11	82,437	3,993	86,441

Issuance of shares of common stock under restricted stock award agreements	43	—	—	—	—
Stock-based compensation	—	—	341	—	341
Shares issued	5	—	—	—	—
Net income	—	—	—	7,635	7,635

Balance at December 31, 2012	10,823	$11	$82,778	$11,628	$94,417

Issuance of shares of common stock under restricted stock award agreements	63	—	—	—	—
Stock-based compensation	—	—	515	—	515
Common shares withheld for witholding taxes on exercise of options	(67)	—	(221)	—	(221)
Shares issued	94	—	—	—	—
Net income	—	—	—	19,145	19,145

Balance at December 31, 2013	10,913	$11	$83,072	$30,773	$113,856

Issuance of shares of common stock under restricted stock award agreements	36	—	—	—	—
Stock-based compensation	—	—	827	—	827
Excess tax benefit from exercise of stock options	—	—	816	—	816
Shares issued	61	—	214	—	214
Net income	—	—	—	12,243	12,243

Balance at December 31, 2014	11,010	$11	$84,929	$43,016	$127,956

See accompanying Notes to Consolidated Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2014, 2013 and 2012

(amounts in thousands)

	For the Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$12,243	$19,145	$7,635
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	3,830	2,160	2,544
Deferred income taxes	2,221	4,701	839
Stock-based compensation	827	515	341
Amortization of debt issuance costs	154	166	215
Provision for doubtful accounts	2,818	3,019	2,877
Gain on sale of Home Health Business	—	(15,284)	—
Gain on sale of agency	—	—	(495)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(9,276)	7,818	(1,812)
Prepaid expenses and other current assets	(873)	1,061	(18)
Accounts payable	(850)	435	(1,149)
Accrued expenses	(4,066)	3,657	4,428

Net cash provided by operating activities	7,028	27,393	15,405

Cash flows from investing activities:
Acquisitions of businesses	(7,172)	(12,325)	—
Acquisition of customer list	(50)	—	—
Net proceeds from sale of Home Health Business	—	16,105	—
Net proceeds from sale of agency	—	—	495
Purchases of property and equipment	(6,411)	(887)	(1,114)

Net cash provided by (used in) investing activities	(13,633)	2,893	(619)

Cash flows from financing activities:
Net repayments on term loan	—	(208)	(2,500)
Net payments on revolving credit loan	—	(16,250)	(8,500)
Payments on subordinated dividend notes	—	—	(4,069)
Excess tax benefit from exercise of stock options	816	—	—
Cash received from exercise of stock options	214	—	—
Borrowings on capital lease obligations	4,033	—	—
Payments for debt issuance costs	(290)	—	—
Payments on capital lease obligations	(370)	—	—

Net cash provided by (used in) financing activities	4,403	(16,458)	(15,069)

Net change in cash	(2,202)	13,828	(283)
Cash, at beginning of period	15,565	1,737	2,020

Cash, at end of period	$13,363	$15,565	$1,737

Supplemental disclosures of cash flow information:
Cash paid for interest	$698	$725	$1,557
Cash paid for income taxes	4,465	5,689	1,758
Supplemental disclosures of non-cash investing and financing activities
Contingent and deferred consideration accrued for acquisitions	$1,020	$1,100	$—
Tax benefit related to the amortization of tax goodwill in excess of book basis	123	160	159

See accompanying Notes to Consolidated Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Significant Accounting Policies

Basis of Presentation and Description of Business

The consolidated financial statements include the accounts of Addus HomeCare Corporation (“Holdings”) and its subsidiaries (together with Holdings, the “Company”). The Company is a provider of comprehensive home and community based services, which are provided primarily in the home, and focused on the dual eligible (Medicare/Medicaid) population. The Company’s services include personal care and assistance with activities of daily living, and adult day care. The Company’s consumers are primarily persons who are at risk of hospitalization or institutionalization, such as the elderly, chronically ill and disabled. The Company’s payor clients include federal, state and local governmental agencies, managed care organizations, commercial insurers and private individuals. The Company currently provides home and community based services to over 31,000 consumers through 129 locations across 22 states, including 5 adult day centers in Illinois.

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

Revenue Recognition

The Company generates net service revenues by providing services directly to consumers. The Company receives payments for providing services from federal, state and local governmental agencies, commercial insurers and private consumers. The Company’s continuing operations, which include the results of operations previously included in its home and community segment and agencies in three states previously included in its home health segment, are principally provided based on authorized hours, determined by the relevant agency, at an hourly rate specified in agreements or fixed by legislation and recognized as revenues at the time services are rendered. Home and community based service revenues are reimbursed by state, local and other governmental programs which are partially funded by Medicaid or Medicaid waiver programs, with the remainder reimbursed through private duty and insurance programs.

Laws and regulations governing the Medicaid and Medicare programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates may change in the near term. The Company believes that it is in compliance in all material respects with all applicable laws and regulations.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Allowance for Doubtful Accounts

The Company establishes its allowance for doubtful accounts to the extent it is probable that a portion or all of a particular account will not be collected. The Company estimates its provision for doubtful accounts primarily by aging receivables utilizing eight aging categories and applying its historical collection rates to each aging category, taking into consideration factors that might impact the use of historical collection rates or payor groups, with certain large payors analyzed separately from other payor groups. In the Company’s evaluation of these estimates, it also considers delays in payment trends in individual states due to budget or funding issues, billing conversions related to acquisitions or internal systems, resubmission of bills with required documentation and disputes with specific payors. An allowance for doubtful accounts is maintained at a level that the Company’s management believes is sufficient to cover potential losses. However, actual collections could differ from the Company’s estimates.

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

Goodwill

The Company’s carrying value of goodwill is the residual of the purchase price over the fair value of the net assets acquired from various acquisitions including the acquisition of Addus HealthCare, Inc. (“Addus HealthCare”). In accordance with ASC Topic 350, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are not amortized. The Company tests goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. The Company may use a qualitative test, known as “Step 0,” or a two-step quantitative method to determine whether impairment has occurred. In Step 0, the Company can elect to perform an optional qualitative analysis and based on the results skip the two step analysis. In 2014, 2013 and 2012, the Company elected to implement Step 0 and was not required to conduct the remaining two step analysis. The results of the Company’s Step 0 assessments indicated that it was more likely than not that the fair value of its reporting unit exceeded its carrying value and therefore the Company concluded that there was no impairments for the years ended December 31, 2014, 2013 or 2012.

Intangible Assets

The Company’s identifiable intangible assets consist of customer and referral relationships, trade names, trademarks, state licenses and non-compete agreements. Amortization is computed using straight-line and accelerated methods based upon the estimated useful lives of the respective assets, which range from two to twenty-five years.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Intangible assets with finite lives are amortized using the estimated economic benefit method over the useful life and assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company would recognize an impairment loss when the estimated future non-discounted cash flows associated with the intangible asset is less than the carrying value. An impairment change would then be recorded for the excess of the carrying value over the fair value. The Company estimates the fair value of these intangible assets using the income approach. No impairment charge was recorded for the years ended December 31, 2014, 2013 or 2012.

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

The Company also has indefinite-lived intangible assets that are not subject to amortization expense such as certificates of need and licenses to conduct specific operations within geographic markets. The Company’s management has concluded that certificates of need and licenses have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets, and the Company intends to renew and operate the certificates of need and licenses indefinitely. The certificates of need and licenses are tested annually for impairment. No impairment was recorded for the years ended December 31, 2014, 2013 or 2012.

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

Interest Income

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the statement of operations as interest income. The Company received no prompt payment interest in 2014 and $185,000 and $155,000 in prompt payment interest in 2013 and 2012, respectively. While the Company may be owed additional prompt payment interest, the amount and timing of receipt of such payments remains uncertain and the Company has determined that it will continue to recognize prompt payment interest income when received.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Interest Expense

The Company’s interest expense consists of interest costs on its credit facility, capital lease obligations and other debt instruments.

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

Included in the Company’s calculation for the year ended December 31, 2014 were 684,000 stock options of which 146,000 were out-of-the money and 80,000 restricted stock awards with 14,000 included in the weighted diluted shares outstanding for 2014.

Included in the Company’s calculation for the year ended December 31, 2013 were 647,000 stock options of which none were out-of-the money and 96,000 restricted stock awards with 44,000 included in the weighted diluted shares outstanding for 2013.

Included in the Company’s calculation for the year ended December 31, 2012 were 596,000 stock options of which 501,000 were out-of-the money and therefore anti-dilutive and 57,000 restricted stock awards with 12,000 included in the weighted diluted shares outstanding for 2012.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

New Accounting Pronouncements

On April 10, 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The new guidance changes the requirements for reporting a discontinued operation. Only a disposal representing a strategic shift that has a major effect on the entity’s operations and financial results will have to be reported as a discontinued operation. Examples of strategic shifts meeting the new criteria include a disposal of a major geographical area, a major line of business, or a major equity-method investment. Under this new guidance, many disposals that might be routine and not a change in an entity’s strategy no longer will be reported as discontinued operations. For each comparative period, an entity’s statement of financial position must present separately the assets and liabilities of a disposal group qualifying as a discontinued operation. The ASU requires additional disclosures about the assets, liabilities, revenues, expenses, and cash flows of a discontinued operation. An entity also will be required to disclose the pretax income or loss attributable to a disposal of a significant component that does not qualify for discontinued operations presentation. ASU 2014-08 is effective for public companies for annual and interim periods beginning on or after December 15, 2014.

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

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

Reclassification of Prior Period Balances

Certain reclassifications have been made to prior period amounts to conform to the current-year presentation. Previously, the contingent earn-out obligation for the Coordinated Home Health Care, LLC acquisition described in Note 4 had been classified as an Accrued expense on the Company’s Consolidated Balance Sheets. The Company revised the classification in the current year’s report to Contingent earn-out obligation, less current portion, a long-term liability. In addition, in the current year’s report, deferred revenue has been included in Accrued expenses. Previously, this amount was separately listed on the Consolidated Balance Sheets.

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

The following table presents the net service revenues and earnings attributable to discontinued operations, which include the financial results for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
	(Amounts in Thousands)
Net service revenues	$—	$6,462	$38,822

Income (loss) before income taxes	470	(1,672)	(2,752)
Income tax expense (benefit)	190	(692)	(1,099)

Earnings (loss) from discontinued operations	$280	$(980)	$(1,653)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following table presents the net gain on the sale of the Home Health Business which was recorded in the year ended December 31, 2013:

Gain (Amounts in Thousands)
Gain before income taxes	$15,284
Income tax expense	(6,322)

Net income from discontinued operations	8,962

Pursuant to the Home Health Purchase Agreement, the Company retained $625,000 of accounts receivable, net as of December 31, 2013. In addition, the Company retained the related accrued expenses and accounts payable associated with the Home Health Business as of December 31, 2013.

3. Sale of Agency

During February 2012, the Company completed its sale of a home health agency located in Portland, Oregon for approximately $525,000 with net proceeds of approximately $495,000 after the payment of closing related expenses. The Company recorded a $495,000 pre-tax gain on the sale of the agency as part of continuing operations.

4. Acquisitions

Effective June 1, 2014, the Company acquired Cura Partners, LLC, which conducts business under the name Aid & Assist at Home, LLC (“Aid & Assist”), in order to further expand the Company’s presence in the State of Tennessee. The total consideration for the transaction was $8,192,000, comprised of $7,172,000 in cash and $1,020,000, which has not yet been paid, representing the estimated fair value, subject to the achievement of certain performance targets set forth in an earn-out agreement. The related acquisition costs were $508,000 and were expensed as incurred. The results of operations from this acquired entity are included in the Company’s statement of operations from the date of the acquisition.

The Company’s acquisition of Aid & Assist has been accounted for in accordance with ASC Top 805, “Business Combinations,” and the resultant goodwill and other intangible assets will be accounted for under ASC Topic 350 “ Goodwill and Other Intangible Assets .” The acquisition was recorded at its fair value as of June 1, 2014. The total purchase price is $8,192,000 and is comprised of:

Total (Amounts in Thousands)
Cash	$7,172
Contingent earn-out obligation	1,020

Total purchase price	$8,192

The contingent earn-out obligation has been recorded at its fair value of $1,020,000, which is the present value of the Company’s obligation to pay up to $1,168,000 based on probability-weighted estimates of the achievement of certain performance targets, as defined in the earn-out agreement between the parties. As of December 31, 2014, the Company revalued this liability at $200,000.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Under business combination accounting, the total purchase price will be allocated to Aid & Assist’s net tangible and identifiable intangible assets based on their estimated fair values. Based upon management’s preliminary valuation, the total purchase price has been allocated as follows:

Total (Amounts in Thousands)
Goodwill	$4,317
Identifiable intangible assets	3,950
Accounts receivable (net)	521
Furniture, fixtures and equipment	65
Other current assets	60
Accrued liabilities	(553)
Accounts payable	(168)

Total purchase price allocation	$8,192

Management’s assessment of qualitative factors affecting goodwill for Aid & Assist includes: estimates of market share at the date of purchase, ability to grow in the market, synergy with existing Company operations and the presence of managed care payors in the market.

Identifiable intangible assets acquired consist of trade names and trademarks, customer relationships and non-compete agreements. The estimated fair value of identifiable intangible assets was determined by the Company’s management. It is anticipated that the net intangible and identifiable intangible assets, including goodwill, are deductible for tax purposes. These estimates are provisional and are subject to change.

The Aid & Assist acquisition accounted for $7,536,000 of net service revenues from continuing operations for the year ended December 31, 2014.

The Company entered into two definitive acquisition agreements to acquire home and community based businesses during 2013 to further its presence in both existing states and to expand into new states. On October 17, 2013 the Company entered into an asset purchase agreement to acquire the entire home and community based business of Medi Home Private Care Division of Medical Services of America, Inc. The acquisition included two agencies located in South Carolina which were closed effective November 1, 2013; four agencies located in Tennessee and two agencies located in Ohio which closed in January 2014. The Company also entered into an asset purchase agreement to acquire the assets of Coordinated Home Health Care, LLC a personal care business located in New Mexico on November 7, 2013. The combined purchase price for these two acquisitions was $12,325,000 at the close and a maximum of $2,250,000 in future cash based on certain performance. The purchase included sixteen offices located in Southern New Mexico. The transaction closed effective December 1, 2013. The related acquisitions costs were $735,000 for the Medi Home Private Care Division of Medical Services of America, Inc. and Coordinated Home Health Care, LLC deals, and were expensed as incurred. The results of operations from these acquired entities are included in our statement of operations from the dates of the respective acquisitions.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Company’s acquisition of the assets of Coordinated Home Health Care, LLC (“CHHC”) has been accounted for in accordance with ASC Top 805, “Business Combinations” and the resultant goodwill and other intangible assets will be accounted for under ASC Topic 350 “Goodwill and Other Intangible Assets”. Assets acquired and liabilities assumed were recorded at their fair values as of December 1, 2013. The total purchase price is $12,825,000 and is comprised of:

Total (Amounts in Thousands)
Cash	$11,725
Contingent earn-out obligation	1,100

Total purchase price	$12,825

The contingent earn-out obligation was recorded at its fair value of $1,100,000, which is the present value of the Company’s obligation to up to $2,250,000 based on probability-weighted estimates of the achievement of certain performance targets, as defined in the earn-out agreement between the parties. As of December 31, 2014, the Company recorded $1,000,000 as the current portion of contingent earn out obligation payable in 2015 and revalued the remaining liability at $920,000.

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

Management’s assessment of qualitative factors affecting goodwill for CHHC includes: estimates of market share at the date of purchase, ability to grow in the market, synergy with existing Company operations and the presence of managed care payors in the market.

Identifiable intangible assets acquired consist of trade names and trademarks, customer relationships and non-compete agreements. The estimated fair value of identifiable intangible assets was determined by management. It is anticipated that the net intangible and identifiable intangible assets, including goodwill, are deductible for tax purposes.

Acquisitions completed during the fourth quarter 2013 accounted for $21,945,000 and $1,692,000 of net service revenues from continuing operations for the years ended December 31, 2014 and 2013, respectively.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following table contains unaudited pro forma consolidated income statement information assuming the Aid & Assist and CHHC acquisitions closed on January 1, 2013:

	For The Year Ended December 31,
	2014	2013
	(Amounts in Thousands)
Net service revenues	$318,352	$298,395
Operating income from continuing operations	18,080	15,890
Net income from continuing operations	12,022	10,050
Earnings from discontinued operations	280	7,982

Net income	$12,302	$18,032

Net income per common share
Basic income per share
Continuing operations	$1.05	$0.99
Discontinued operations	0.02	0.74

Basic income per share	$1.07	$1.72

Diluted income per share
Continuing operations	$1.03	$0.96
Discontinued operations	0.02	0.72

Diluted income per share	$1.05	$1.68

The pro forma disclosures in the table above include adjustments for, amortization of intangible assets and tax expense and acquisition costs to reflect results that are more representative of the combined results of the transactions as if they had occurred on January 1, 2013. This pro forma information is presented for illustrative purposes only and may not be indicative of the results of operation that would have actually occurred. In addition, future results may vary significantly from the results reflected in the pro forma information. The unaudited pro forma financial information does not reflect the impact of future events that may occur after the acquisition, such as anticipated cost savings from operating synergies.

5. Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2014	2013
	(Amounts in Thousands)
Computer equipment	$2,537	$2,110
Furniture and equipment	2,224	1,099
Transportation equipment	673	588
Leasehold improvements	4,609	1,628
Computer software	5,105	3,749

	15,148	9,174
Less accumulated depreciation and amortization	(7,453)	(6,540)

	$7,695	$2,634

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Computer software includes $3,109,000 of internally developed software. Depreciation and amortization expense predominantly related to computer equipment and software and leasehold improvements is reflected in general and administrative expenses and totaled $1,416,000, $814,000 and $870,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Goodwill is required to be tested for impairment at least annually. The Company can elect to perform Step-0 an optional qualitative analysis and based on the results skip the remaining two steps. In 2014, 2013 and 2012, the Company elected to implement Step 0 and was not required to conduct the remaining two step analysis. In performing its goodwill assessment for 2014, 2013 and 2012, the Company evaluated the following factors that affect future business performance: macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, entity-specific events, reporting unit factors and company stock price. As a result of the assessment of these qualitative factors, the Company has concluded that it is more likely than not that the fair values of the reporting unit goodwill as of December 31, 2014, 2013 and 2012 exceed the carrying values of the unit. Accordingly, the first and second steps of the goodwill impairment test as described in FASB ASC 350-20-35, which includes estimating the fair values of the Company, are not considered necessary.

The goodwill for the Company’s continuing operations was $64,220,000 and $60,026,000 as of December 31, 2014 and 2013, respectively.

A summary of goodwill and related adjustments for continuing operations is provided below:

Goodwill (Amounts in Thousands)
Goodwill, at December 31, 2012	$50,536
Additions for acquisitions	9,650
Adjustments to previously recorded goodwill	(160)

Goodwill, at December 31, 2013	$60,026
Additions for acquisitions	4,317
Adjustments to previously recorded goodwill	(123)

Goodwill, at December 31, 2014	$64,220

Adjustments to the previously recorded goodwill are primarily credits related to amortization of tax goodwill in excess of book basis.

The Company’s identifiable intangible assets consist of customer and referral relationships, trade names, trademarks, state licenses and non-compete agreements. Amortization is computed using straight-line and accelerated methods based upon the estimated useful lives of the respective assets, which range from two to twenty-five years.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Company also has indefinite-lived assets that are not subject to amortization expense such as licenses and in certain states certificates of need to conduct specific operations within geographic markets. The Company has concluded these assets have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and the Company intends to renew the licenses indefinitely. The licenses and certificates of need are tested annually for impairment using the cost approach. Under this method assumptions are made about the cost to replace the certificates of need. No impairment charges were recorded in the years ended December 31, 2014, 2013 or 2012.

The carrying amount and accumulated amortization of each identifiable intangible asset category consisted of the following for continuing operations at December 31, 2014 and 2013:

	Customer and referral relationships	Trade names and trademarks	State Licenses	Non-competition agreements	Total
	(Amounts in Thousands)
Gross balance at January 1, 2013	$24,908	$4,081	$150	$408	$29,547
Additions for acquisitions	1,438	1,200	—	1,100	3,738
Accumulated amortization	(21,138)	(2,995)	—	(390)	(24,523)

Net Balance at December 31, 2013	5,208	2,286	150	1,118	8,762

Gross balance at January 1, 2014	26,346	5,281	150	1,508	33,285
Additions	50	—	—	—	50
Additions for acquisitions	1,500	1,900	—	550	3,950
Accumulated amortization	(22,497)	(3,619)	—	(822)	(26,938)

Net Balance at December 31, 2014	$5,399	$3,562	$150	$1,236	$10,347

Amortization expense for continuing and discontinued operations related to the identifiable intangible assets amounted to $2,414,000, $1,346,000 and $1,674,000 for the years ended December 31, 2014, 2013 and 2012, respectively. Goodwill and state licenses are not amortized pursuant to ASC Topic 350.

The estimated future intangible amortization expense is as follows:

For the year ended December 31,	Total (Amount in Thousands)
2015	$2,561
2016	2,396
2017	1,897
2018	1,771
2019	808
Thereafter	764

Total	$10,197

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

7. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consist of the following:

	December 31,
	2014	2013
	(Amounts in Thousands)
Prepaid health insurance	$2,762	$3,192
Prepaid workers’ compensation and liability insurance	1,326	1,173
Prepaid rent	595	455
Workers’ compensation insurance receivable	1,457	821
Other	1,028	594

	$7,168	$6,235

Accrued expenses consisted of the following:

	December 31,
	2014	2013
	(Amounts in Thousands)
Accrued payroll	$12,703	$12,932
Accrued workers’ compensation insurance	14,081	13,347
Accrued health insurance (3)	3,540	3,731
Indemnification reserve (1)	1,263	3,224
Accrued payroll taxes	3,287	1,755
Accrued professional fees	1,500	1,319
Amounts due to LHCG (2)	—	2,196
Other	894	2,400

	$37,268	$40,904

(1)	As a condition of the sale of the Home Health Business to subsidiaries of LHC Group. Inc. (“LHCG”) the Company is responsible for any adjustments to Medicare and Medicaid billings prior to the closing of the sale. In connection with an internal evaluation of the Company’s billing processes, it discovered documentation errors in a number of claims that it had submitted to Medicare. Consistent with applicable law, the Company voluntarily remitted $1,840,000 to the government in March 2014. The Company, using its best judgment, has estimated a total of $1,263,000 for billing adjustments remaining.

(2)	Amounts due to LHCG pursuant to a billing services arrangement between the Company and LHCG.

(3)	The Company provides health insurance coverage to qualified union employees providing home and community based services in Illinois through a Taft-Hartley multi-employer health and welfare plan under Section 302(c)(5) of the Labor Management Relations Act of 1947. The Company’s insurance contributions equal the amount reimbursed by the State of Illinois. Contributions are due within five business days from the date the funds are received from the State. Amounts due of $2,404,000 and $3,163,000 for health insurance reimbursements and contributions were reflected in prepaid insurance and accrued insurance at December 31, 2014 and 2013, respectively.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Company’s workers’ compensation program has a $350,000 deductible component. The Company recognizes its obligations associated with this program in the period the claim is incurred. The cost of both the claims reported and claims incurred but not reported, up to the deductible, have been accrued based on historical claims experience, industry statistics and an actuarial analysis performed by an independent third party. The future claims payments related to the workers’ compensation program are secured by letters of credit. These letters of credit totaled $15,464,000 and $12,411,000 at December 31, 2014 and 2013.

As part of the terms of the acquisition of Addus HealthCare in 2006, all 2005 and prior workers’ compensation claims were the obligation of the former stockholders of Addus HealthCare. During the fourth quarter of 2014, Addus entered into an agreement pursuant to which the responsibility of the selling shareholders for these claims was terminated. The outstanding loss reserves associated with the 2005 and prior workers’ compensation policies approximated $779,000 and $604,000 at December 31, 2014 and 2013, respectively. The Company received $841,000 in cash and escrow amounts in exchange for the termination of these liabilities.

8. Long-Term Debt

Capital Leases

On July 12, 2014 and September 11, 2014, the Company executed two 48-month capital lease agreements for $2,650,000 and $1,428,000, respectively, with First American Commercial Bancorp, Inc. The capital leases were entered into to finance property and equipment at the Company’s new corporate headquarters in Downers Grove, IL. The underlying assets are included in “Property and equipment, net of accumulated depreciation and amortization” in the accompanying Consolidated Balance Sheets. These capital lease obligations require monthly payments through September 2018 and have implicit interest rates that range from 3.0% to 3.3%. At the end of the term, the Company has the option to purchase the assets for $1 per lease agreement.

An analysis of the leased property under capital leases by major classes is as follows.

Classes of Property	Asset Balances at December 31, 2014 (Amounts in Thousands)
Leasehold Improvements	$2,928
Furniture & Equipment	526
Computer Equipment	431
Computer Software	147

Less: Accumulated Depreciation	(239)

$3,793

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The future minimum payments for capital leases as of December 31, 2014 are as follows:

Capital Lease (Amounts In Thousands)
2015	$1,105
2016	1,105
2017	1,105
2018	629

Total minimum lease payments	3,944
Less: amount representing estimated executory costs (such as taxes, maintenance and insurance), including profit thereon, included in total minimum lease payments	(68)

Net minimum lease payments	3,876
Less: amount representing interest (1)	(213)

Present value of net minimum lease payments (2)	$3,663

(1)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at lease inception.

(2)	Reflected in the balance sheet as current and noncurrent obligations under capital leases of $986,000 and $2,677,000, respectively.

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

The availability of funds under the revolving credit portion of the credit facility, as amended, is based on the lesser of (i) the product of adjusted EBITDA, as defined in the credit agreement, for the most recent 12-month period for which financial statements have been delivered under the credit agreement multiplied by the specified advance multiple, up to 3.25, less the outstanding senior indebtedness and letters of credit, and (ii) $55,000,000 less the outstanding revolving loans and letters of credit. Interest on the revolving line of credit may be payable at (i) a floating rate equal to the one-month LIBOR, plus a margin of 3.5%, (ii) the LIBOR rate for term periods of one, two or three months, plus a margin of 3.5% or (iii) the base rate, plus a margin of 1.6%, where the base rate is equal to the greatest of (a) the rate of interest last quoted by The Wall Street Journal as the “prime rate,” (b) the sum of the federal funds rate, plus a margin of 0.5% and (c) the sum of the adjusted LIBOR that would be applicable to a loan with a one month interest period advanced on such day, plus a margin of 3%. The Company

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

pays a fee equal to 0.5% per annum of the unused portion of the revolving portion of the credit facility. Issued stand-by letters of credit are charged at a rate of 2.0% per annum payable monthly. The Company did not have any amounts outstanding on the credit facility as of December 31, 2014, and the total availability under the revolving credit loan facility was $39,536,000 and $42,279,000, as of December 31, 2014 and December 31, 2013, respectively.

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

Subordinated Dividend Notes

On November 2, 2009, in conjunction with the IPO, all outstanding shares of Holdings’ series A preferred stock were converted into an aggregate 4,077,000 shares of common stock at a ratio of 1:108. Total accrued and unpaid dividends on the series A preferred stock were $13,109,000 as of November 2, 2009, at which time a dividend payment of $173,000 was made and the remaining $12,936,000 in unpaid preferred dividends were converted into dividend notes. The dividend notes are subordinated and junior to all obligations under the Company’s credit facility. On November 2, 2009, the Company made a mandatory payment of $4,000,000 on the dividend notes. Interest on the outstanding dividend notes accrues at a rate of 10% per annum, compounded annually. The outstanding principal amount of the dividend notes was originally payable in eight equal consecutive quarterly installments which commenced on December 31, 2009 and each March 31, June 30, September 30 and December 31 of each year thereafter until paid in full. Interest on the unpaid principal balance of the dividend notes is due and payable quarterly in arrears together with each payment of principal.

On March 18, 2010, the Company amended its subordinated dividend notes. A balance of $7,819, 000 was outstanding on the dividend notes as of December 31, 2009. Pursuant to the amendments, the dividend notes were amended to (i) extend the maturity date of the dividend notes from September 30, 2011 to December 31, 2012, (ii) modify the amortization schedule of the dividend notes to reduce the annual principal payment amounts from $4,468,000 to $1,250,000 in 2010; from $3,351,000 to $2,500,000 in 2011; and amended total payments in 2012 to $4,069,000, and (iii) permit, based on the Company’s leverage ratio, the prepayment of all or a portion of the principal amount of the dividend notes, together with interest on the principal amount. The Company repaid the subordinated dividend notes in the fourth quarter of 2012.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

9. Income Taxes

The current and deferred federal and state income tax provision, for continuing operations are comprised of the following:

	December 31,
	2014	2013	2012
	(Amounts in Thousands)
Current
Federal	$2,231	$2,926	$3,745
State	976	435	792
Deferred
Federal	1,915	393	196
State	306	58	74

Provision for income taxes	$5,428	$3,812	$4,807

The tax effects of certain temporary differences between the Company’s book and tax bases of assets and liabilities give rise to significant portions of the deferred income tax assets at December 31, 2014 and 2013. The deferred tax assets consisted of the following:

	December 31,
	2014	2013
	(Amounts in Thousands)
Deferred tax assets
Current
Accounts receivable allowances	$1,568	$1,664
Accrued compensation	1,365	849
Accrued workers’ compensation	5,099	5,365
Other	899	923

Total current deferred tax assets	8,931	8,801
Deferred tax liabilities
Current
Prepaid insurance	(423)	(475)

Net deferred tax assets—current	8,508	8,326
Deferred tax assets
Long-term
Transaction costs	612	—
Property and equipment	(394)	52
Reserves	510	1,295
Stock-based compensation	713	861
Other	(218)	—

Total long-term deferred tax assets	1,223	2,208
Deferred tax liability
Long-term
Goodwill and intangible assets	(7,068)	(5,649)

Total long-term deferred tax liabilities	(5,845)	(3,441)

Total net deferred tax assets	$2,663	$4,885

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax-planning strategies in making this assessment. Based on this assessment, management believes it is more likely than not that the Company will realize its deferred income tax assets as of December 31, 2014.

A reconciliation of the statutory federal tax rate of 34.5%, 35.0% and 34.0% to the effective income tax rate, for continuing operations for the years ended December 31, 2014, 2013, and 2012, is summarized as follows:

	December 31,
	2014	2013	2012
Federal income tax at statutory rate	34.5%	35.0%	34.0%
State and local taxes, net of federal benefit	5.9	5.2	5.9
Jobs tax credits, net (1)	(9.9)	(6.8)	(7.5)
Nondeductible meals and entertainment	0.5	0.4	(0.8)
Other	0.2	(8.3)	2.5

Effective income tax rate	31.2%	25.5%	34.1%

(1)	Included in the jobs tax credit for the year ended December 31, 2012 was a one-time benefit of a 2.4% reduction from the Company’s statutory tax rate for the jobs tax credits earned in 2012 but not recorded until 2013. The federal employment opportunity tax credits were reinstated in 2013 and were not an allowable deduction in 2012.

The Company is subject to taxation in the jurisdictions in which it operates. The Company continues to remain subject to examination by U.S. federal authorities for the years 2010 through 2014 and for various state authorities for the years 2010 through 2014. As part of the acquisition of Addus HealthCare in 2006, the selling stockholders agreed to assume and indemnify the successor for any federal or state tax liabilities prior to the acquisition date.

The total amount of unrecognized tax benefits under ASC Topic 740 at December 31, 2014 was $115,000. If recognized, the entire amount would favorably impact the effective tax rate in future periods. Interest and penalties related to income tax liabilities are recognized in interest expense and general and administrative expenses, respectively. The Company does not anticipate a material change in its liabilities for uncertain tax positions during the next 12 months.

A summary of the activities associated with the Company’s reserve for unrecognized tax benefits is as follows:

Unrecognized Tax Benefits (Amounts in Thousands)
Balance at December 31, 2012	$115
Increases related to current year tax positions	—

Balance at December 31, 2013	$115
Increases related to current year tax positions	—

Balance at December 31, 2014	$115

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

10. Stock Options and Restricted Stock Awards

Stock Options

The 2006 Plan provides for the grant of non-qualified stock options to directors and eligible employees, as defined in the 2006 Plan. A total of 899,000 of Holdings’ shares of common stock were reserved for issuance under the 2006 Plan. The number of options to be granted and the terms thereof were approved by Holdings’ board of directors. The option price for each share of common stock subject to an option may be greater than or equal to the fair market value of the stock at the date of grant. The stock options generally vest ratably over a five year period and expire 10 years from the date of grant, if not previously exercised.

In September 2009, the Company’s board of directors and stockholders adopted and approved the 2009 Plan. The 2009 Plan provides for the grant of 1,500,000 incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, deferred stock units, restricted stock units, other stock units and performance shares.

A summary of stock option activity and weighted average exercise price is as follows:

	For The Year Ended December 31,
	2014		2013		2012
	Options (Amounts in Thousands)	Weighted Average Exercise Price	Options (Amounts in Thousands)	Weighted Average Exercise Price	Options (Amounts in Thousands)	Weighted Average Exercise Price
Outstanding, beginning of period	647	$8.80	596	$8.11	775	$7.69
Granted	121	22.97	177	10.93	36	4.49
Exercised	(66)	6.90	(94)	9.09	(5)	4.53
Forfeited/Cancelled	(18)	9.26	(32)	7.89	(209)	6.02

Outstanding, end of period	684	$11.43	647	$8.80	596	$8.11

The following table summarizes stock options outstanding and exercisable at December 31, 2014:

	Outstanding			Exercisable
Exercise Price	Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$4.06-$5.93	113,000	6.5	$4.73	78,000	6.4	$4.92
$8.91-$23.22	571,370	5.7	12.76	324,619	3.3	9.56

	684,370		$11.43	402,619		$8.66

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

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

The weighted-average estimated fair value of employee stock options granted as calculated using the Black-Scholes model and the Enhanced Hull-White Trinomial model and the related assumptions follow:

	For the Year Ended December 31,
	2014 Grants	2013 Grants	2012 Grants
Weighted average fair value	$10.69	$5.14	$2.09
Risk-free discount rate	2.12% – 2.73%	2.07% – 2.96%	1.59% – 1.95%
Expected life	7.70 – 8.20 years	6.00 – 6.25 years	6.00 – 6.50 years
Dividend yield	—	—	—
Volatility	47%	47%	42% – 51%
Expected turn-over rate	5%	5%	5%
Expected exercise multiple	2.2	2.2	2.2

Stock option compensation expense, for continuing and discontinued operations, totaled $502,000, $276,000 and $181,000 for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, there was $1,659,000 of total unrecognized compensation cost that is expected to be recognized over a period of five years.

The intrinsic value of vested and outstanding stock options was $6,286,000 and $8,785,000, respectively as of December 31, 2014. The intrinsic value of stock options exercised during the year ended December 31, 2014 was $1,025,000. There were 66,000 stock options exercised of which 26,000 shares of common stock were issued as part of a cashless exchange and 94,000 stock options exercised of which 67,000 shares of common stock were issued as part of a cashless exchange in 2014 and 2013, respectively.

Restricted Stock Awards

In 2014, management awarded 36,000 shares of restricted stock awards under the 2009 Plan with a weighted average grant date fair value of $22.75 per share. As of December 31, 2014, $939,000 of unearned compensation related to unvested awards of restricted stock will be recognized over the remaining vesting terms of the awards.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the status of unvested restricted stock awards outstanding at December 31, 2014, 2013 and 2012:

	For The Year Ended December 31,
	2014		2013		2012
	Restricted Stock Awards (Amounts in Thousands)	Weighted Average Grant Date Fair Value	Restricted Stock Awards (Amounts in Thousands)	Weighted Average Grant Date Fair Value	Restricted Stock Awards (Amounts in Thousands)	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, beginning of period	70	$9.13	42	$4.80	21	$5.95
Awarded	36	22.75	63	9.61	44	4.48
Vested	(22)	10.34	(32)	4.65	(20)	5.14
Forfeited	(5)	6.66	(3)	5.32	(3)	5.93

Unvested restricted stock awards, end of period	79	$15.16	70	$9.13	42	$4.80

The fair market value of restricted stock awards that vested during the year ended December 31, 2014 was $598,000.

Restricted stock award compensation expense, for continuing and discontinued operations, totaled $325,000, $239,000 and $160,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Shares available under the 2006 Plan and the 2009 Plan were 564,000 and 826,000, respectively, as of December 31, 2014. The Company does not plan on issuing any further grants under the 2006 Plan.

11. Operating Leases and Related Party Transactions

The Company leases its branch office space under various operating leases that expire at various dates through 2024. In addition to rent, the Company is typically responsible for taxes, maintenance, insurance and common area costs. A number of the office leases also contain escalation and renewal option clauses. Total rent expense on these office leases was $2,707,000, $2,442,000 and $3,380,000 for continuing and discontinued operations for the years ended December 31, 2014, 2013, and 2012, respectively. In connection with the sale of the Home Health Business, the Company entered into subleases for all or a portion of 13 of the Company’s leased properties and assigned nine leases to the purchasers. Assigned leases are not included in the schedule below.

The Company entered into a 132 month lease with a third party for approximately 59,000 square feet of office space in Downers Grove, IL for its corporate headquarters. The Company assumed occupancy in May 2014. Rental expense relating to this lease amounted to $503,000 for the year ended December 31, 2014. Previously, the Company leased its corporate office space from a former member of its board of directors, who is also a stockholder of the Company. Under the terms of an operating lease that expired in June 2013; this lease agreement operated on a month to month basis through May 2014. Rental expense relating to this lease amounted to $200,000, $483,000 and $486,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

During 2011, the Company entered into a lease for its telecom system under a five year operating lease that expires in June 2016. Total expense on the telecom lease for continuing and discontinued operations was $366,000, $379,000 and $285,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following is a schedule of the future minimum payments, exclusive of taxes and other operating expenses, required under the Company’s operating leases. The payments owed with respect to the subleased properties have been included from the table below because the Company remains liable for payments in the event that the sublessee does not make the required payment to the landlord.

Rent (Amount in Thousands)
2015	$3,528
2016	2,915
2017	2,053
2018	1,555
2019	1,249
Thereafter	5,584

Total	$16,884

12. Stockholders’ Equity

2009 Stock Incentive Plan

In September 2009, the Company’s board of directors and stockholders adopted and approved the 2009 Plan. The 2009 Plan when established provided for the grant of 750,000 incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, deferred stock units, restricted stock units, other stock units and performance shares. In May 2013, the Company’s Board of Directors and stockholders approved an increase in the number of incentive stock options to 1,500,000 which was approved by the stockholders at the 2013 Annual Meeting.

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

14. Employee Benefit Plans

The Company’s 401(k) Retirement Plan covers all non-union employees. The 401(k) plan is a defined contribution plan that provides for matching contributions by the Company. Matching contributions are discretionary and subject to change by management. Under the provisions of the 401(k) plan, employees can contribute up to the maximum percentage and limits allowable under the Internal Revenue Code of 1986. The Company provided a matching contribution, equal to 6.0% of the employees’ contributions, totaling $30,000, $46,000 and $44,000 for continuing and discontinued operations for the year ended December 31, 2014, 2013, and 2012, respectively.

15. Commitments and Contingencies

Legal Proceedings

The Company is a party to legal and/or administrative proceedings arising in the ordinary course of its business. It is the opinion of management that the outcome of such proceedings will not have a material effect on the Company’s financial position and results of operations.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Employment Agreements

The Company has entered into employment agreements with certain members of senior management. The terms of these agreements are up to four years and include non-compete and nondisclosure provisions, as well as provide for defined severance payments in the event of termination.

16. Significant Payors

A substantial portion of the Company’s net service revenues and accounts receivables are derived from services performed for federal, state and local governmental agencies. The Illinois Department on Aging accounted for 53.2%, 58.8% and 57.3% of the Company’s net service revenues for 2014, 2013, and 2012, respectively.

The related receivables due from the Illinois Department on Aging represented 54.2% and 65.6% of the Company’s accounts receivable at December 31, 2014 and 2013, respectively.

17. Concentration of Cash

Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash. The Company maintains cash with financial institutions which, at times, may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk on cash.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

18. Unaudited Summarized Quarterly Financial Information

The following is a summary of the Company’s unaudited quarterly results of operations (amounts and shares in thousands, except per share data):

	Year Ended December 31, 2014				Year Ended December 31, 2013
	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
Net service revenues	$82,636	$81,658	$76,965	$71,683	$69,882	$67,306	$65,755	$62,998
Gross profit	22,647	21,840	20,580	18,668	18,102	17,226	16,613	15,798
Operating income from continuing operations	5,242	4,961	4,098	3,770	3,476	4,263	3,980	3,742
Net income from continuing operations	3,643	3,237	2,729	2,354	3,124	2,770	2,582	2,687
Earnings (loss) from discontinued operations	280	—	—	—	(2,239)	(203)	(150)	10,574

Net income	$3,923	$3,237	$2,729	$2,354	$885	$2,567	$2,432	$13,261

Average shares outstanding:
Basic	10,929	10,927	10,903	10,850	10,838	10,787	10,785	10,778
Diluted	11,143	11,154	11,138	11,110	11,154	11,071	11,016	10,845
Income (loss) per common share:
Basic
Continuing operations	$0.33	$0.30	$0.25	$0.22	$0.29	$0.26	$0.24	$0.25
Discontinued operations	0.03	—	—	—	(0.21)	(0.02)	(0.01)	0.98

Basic net income per share	$0.36	$0.30	$0.25	$0.22	$0.08	$0.24	$0.23	$1.23

Diluted net income per share
Continuing operations	$0.33	$0.29	$0.25	$0.21	$0.28	$0.25	$0.23	$0.25
Discontinued operations	0.02	—	—	—	(0.20)	(0.02)	(0.01)	0.98

Diluted net income per share	$0.35	$0.29	$0.25	$0.21	$0.08	$0.23	$0.22	$1.23

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

19. Subsequent Event

Effective January 1, 2015, the Company acquired Priority Home Health Care, Inc. for approximately $4,250,000, in order to further expand the Company’s presence in the State of Ohio. Priority Home Health Care, Inc. is a company headquartered in Cleveland, Ohio that operates six offices in the Cleveland, Akron and Columbus areas. The related acquisition costs were $421,000, and such costs were expensed as incurred and are included in the Company’s results for 2014.

VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE II

(Amounts In Thousands)

Allowance for doubtful accounts	Balance at beginning of period	Additions/ charges	Deductions*	Balance at end of period
Year ended December 31, 2014
Allowance for doubtful accounts	$4,140	2,818	3,077	$3,881
Year ended December 31, 2013
Allowance for doubtful accounts	$4,466	3,020	3,346	$4,140
Year ended December 31, 2012
Allowance for doubtful accounts	$7,189	2,877	5,600	$4,466

*	Write-offs, net of recoveries

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Addus HomeCare Corporation dated as of November 2, 2009 (filed on November 20, 2009 as Exhibit 3.1 to Addus HomeCare Corporation’s Quarterly Report on Form 10-Q and incorporated by reference herein)

3.2	Amended and Restated Bylaws of Addus HomeCare Corporation (filed on September 21, 2009 as Exhibit 3.5 to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

4.1	Form of Common Stock Certificate (filed on October 2, 2009 as Exhibit 4.1 to Amendment No. 4 to the Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

4.2	Registration Rights Agreement, dated September 19, 2006, by and among Addus HomeCare Corporation, Eos Capital Partners III, L.P., Eos Partners SBIC III, L.P., Freeport Loan Fund LLC, W. Andrew Wright, III, Addus Term Trust, W. Andrew Wright Grantor Retained Annuity Trust, Mark S. Heaney, James A. Wright and Courtney E. Panzer (filed on July 17, 2009 as Exhibit 4.2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.1	Separation and General Release Agreement, dated as of September 20, 2009, between Addus HealthCare, Inc. and W. Andrew Wright, III (filed on September 21, 2009 as Exhibit 10.1(b) to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.2	Amended and Restated Employment and Non-Competition Agreement, dated May 6, 2008, between Addus HealthCare, Inc. and Mark S. Heaney (filed on July 17, 2009 as Exhibit 10.2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.3	Amendment to the Amended and Restated Employment and Non-Competition Agreement, dated September 30, 2009, between Addus HealthCare, Inc. and Mark S. Heaney (filed on October 2, 2009 as Exhibit 10.2(a) to Amendment No. 4 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.4	Employment Agreement, dated November 29, 2010, by and between Addus HealthCare, Inc. and Dennis Meulemans (filed on December 1, 2010 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.5	Amended and Restated Employment and Non-Competition Agreement, dated August 27, 2007, between Addus HealthCare, Inc. and Darby Anderson (filed on July 17, 2009 as Exhibit 10.4 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.6	Amendment to the Amended and Restated Employment and Non-Competition Agreement, dated September 30, 2009, between Addus HealthCare, Inc. and Darby Anderson (filed on October 2, 2009 as Exhibit 10.4(a) to Amendment No. 4 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.7	Addus HealthCare, Inc. Home Health and Home Care Division Vice President and Regional Director Bonus Plan (filed on July 17, 2009 as Exhibit 10.10 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.8	Addus HealthCare, Inc. Support Center Vice President and Department Director Bonus Plan (filed on July 17, 2009 as Exhibit 10.11 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

Exhibit Number	Description of Document

10.9	Addus Holding Corporation 2006 Stock Incentive Plan (filed on July 17, 2009 as Exhibit 10.12 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.10	Director Form of Option Award Agreement under the 2006 Stock Incentive Plan (filed on July 17, 2009 as Exhibit 10.13 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.11	Executive Form of Option Award Agreement under the 2006 Stock Incentive Plan (filed on July 17, 2009 as Exhibit 10.14 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.12	Form of Indemnification Agreement (filed on July 17, 2009 as Exhibit 10.16 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.13	License Agreement, dated March 24, 2006, between McKesson Information Solutions, LLC and Addus HealthCare, Inc. (filed on August 26, 2009 as Exhibit 10.17 to Amendment No. 1 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.14	Contract Supplement to the License Agreement, dated March 24, 2006 (filed on August 26, 2009 as Exhibit 10.17(a) to Amendment No. 1 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.15	Contract Supplement to the License Agreement, dated March 28, 2006 (filed on August 26, 2009 as Exhibit 10.17(b) to Amendment No. 1 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.16	Amendment to License Agreement, dated March 28, 2006, between McKesson Information Solutions, LLC and Addus HealthCare, Inc. (filed on August 26, 2009 as Exhibit 10.17(c) to Amendment No. 1 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.17	Lease, dated April 1, 1999, between W. Andrew Wright, III and Addus HealthCare, Inc. (filed on July 17, 2009 as Exhibit 10.18 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.18	First Amendment to Lease, dated as of April 1, 2002, between W. Andrew Wright, III and Addus HealthCare, Inc. (filed on July 17, 2009 as Exhibit 10.18(a) to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.19	Second Amendment to Lease, dated as of September 19, 2006, between W. Andrew Wright, III and Addus HealthCare, Inc. (filed on July 17, 2009 as Exhibit 10.18(b) to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.20	Third Amendment to Lease, dated as of September 1, 2008, between W. Andrew Wright, III and Addus HealthCare, Inc. (filed on July 17, 2009 as Exhibit 10.18(c) to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.21	Addus HomeCare Corporation 2009 Stock Incentive Plan (filed on September 21, 2009 as Exhibit 10.20 to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.22	Form of Incentive Stock Option Award Agreement under the 2009 Stock Incentive Plan (filed on September 21, 2009 as Exhibit 10.20(a) to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.23	Form of Restricted Stock Award Agreement under the 2009 Stock Incentive Plan (filed on September 21, 2009 as Exhibit 10.20(b) to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

Exhibit Number	Description of Document

10.24	Loan and Security Agreement, dated as of November 2, 2009, by and among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation and Professional Reliable Nursing Service, Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions that are or may from time to time become parties thereto, and Addus HomeCare Corporation, as guarantor (filed on November 5, 2009 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.25	Consent and Amendment No. 1 to the Loan and Security Agreement, dated as of March 18, 2010, by and among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation and Professional Reliable Nursing Service, Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions that are or may from time to time become parties thereto, and Addus HomeCare Corporation, as guarantor (filed on March 18, 2010 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.26	Joinder, Consent and Amendment No. 2 to Loan and Security Agreement, dated as of July 26, 2010, by and among Addus HealthCare, Inc., Addus HealthCare (South Carolina), Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation and Professional Reliable Nursing Service, Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions that are or may from time to time become parties thereto, and Addus HomeCare Corporation, as guarantor (filed on July 27, 2010 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.27	Joinder, Consent and Amendment No. 3 to the Loan and Security Agreement, dated as of March 24, 2011, by and among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation and Professional Reliable Nursing Service, Inc., Addus HealthCare (South Carolina), Inc. Addus HealthCare (Delaware), Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions that are or may from time to time become parties thereto, and Addus HomeCare Corporation, as guarantor (filed on May 25, 2011 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated herein by reference)

10.28	Amendment No. 4 to Loan and Security Agreement, dated as of July 26, 2011, effective as of June 30, 2011, by and among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation, Professional Reliable Nursing Service, Inc., Addus HealthCare (South Carolina), Inc., Addus HealthCare (Delaware), Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions from time to time parties thereto, and Addus HomeCare Corporation, as guarantor (filed on July 29, 2011 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated herein by reference)

Exhibit Number	Description of Document

10.29	Amendment No. 2 to Employment and Non-Competition Agreement, dated November 17, 2011, by and between Addus HealthCare, Inc. and Mark S. Heaney (filed on November 23, 2011 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated herein by reference)

10.30	Amendment No. 5 to Loan and Security Agreement, dated as of March 2, 2012, by and among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation, Professional Reliable Nursing Service, Inc., Addus HealthCare (South Carolina), Inc., Addus HealthCare (Delaware), Inc., as borrowers, Fifth Third Bank, as agent, the financial institutions from time to time parties thereto, and Addus HomeCare Corporation, as guarantor (filed on March 16, 2012 as Exhibit 10.41 to Addus HomeCare Corporation’s Annual Report on Form 10-K and incorporated herein by reference)

10.31	Summary of Independent Director Compensation Policy*

10.32	The Executive Nonqualified “Excess” Plan Adoption Agreement, by Addus HealthCare, Inc., dated April 1, 2012 (filed on April 5, 2012 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.33	The Executive Nonqualified Excess Plan Document, dated April 1, 2012 (filed on April 5, 2012 as Exhibit 99.2 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated herein by reference)

10.34	Employment Agreement, effective June 18, 2012, by and between Addus Healthcare, Inc. and Inna Berkovich (filed on June 20, 2012 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated herein by reference)

10.35	Asset Purchase Agreement, dated as of February 7, 2013, by and among Addus HealthCare, Inc., its subsidiaries identified therein, LHC Group, Inc. and its subsidiaries identified therein (filed on March 6, 2013 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.36	Amended and Restated Credit and Guaranty Agreement, dated as of August 11, 2014, among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation, Professional Reliable Nursing Service, Inc., Addus HealthCare (Delaware), Inc. and Cura Partners, LLC, as borrowers, Addus HomeCare Corporation, the other credit parties from time to a time a party thereto, the various institutions from time to time a party thereto, as lenders, and Fifth Third Bank as agent and L/C issuer (filed on August 11, 2014 as Exhibit 10.1 to Addus HomeCare Corporation’s Quarterly Report on Form 10-Q and incorporated by reference herein).

10.37	Amendment No 1. to Amended and Restated Credit and Guaranty Agreement, dated as of November 6, 2014 and effective as of September 30, 2014, among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., PHC Acquisition Corporation, Professional Reliable Nursing Service, Inc., Addus HealthCare (South Carolina), Inc., Addus HealthCare (Delaware), Inc. and Cura Partners, LLC, as borrowers, Addus HomeCare Corporation, the other credit parties from time to time a party thereto, the various institutions from time to time a party thereto, as lenders, and Fifth Third Bank as agent and L/C issuer (filed on November 7, 2014 as Exhibit 10.2 to Addus HomeCare Corporation’s Quarterly Report on Form 10-Q and incorporated by reference herein).

Exhibit Number	Description of Document

10.38	Employment and Non-Competition Agreement, effective December 15, 2014, by and between Addus HealthCare, Inc. and Maxine Hochhauser (filed on December 15, 2014 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein).

10.39	Amendment to Employment and Non-Competition Agreement, effective December 15, 2014, by and between Addus HealthCare, Inc. and Darby Anderson (filed on December 15, 2014 as Exhibit 99.2 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein).

21.1	Subsidiaries of Addus HomeCare Corporation*

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	The following materials from Addus HomeCare Corporation’s Annual Report on Form 10-K for the years ended December 31, 2014, formatted in Extensive Business Reporting Language (XBRL), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.*

*	Filed herewith
**	Furnished herewith