Form 10-Q
period 2015-03-31
Addus HomeCare Corp
filed 2015-05-08
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Common Stock $0.001 par value

Shares outstanding at May 1, 2015: 11,089,311

ADDUS HOMECARE CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2015 and December 31, 2014

(Amounts and Shares in Thousands, Except Per Share Data)

	(Unaudited)	(Audited)
	March 31, 2015	December 31, 2014
Assets

Current assets
Cash	$7,396	$13,363
Accounts receivable, net of allowances of $3,715 and $3,881 at March 31, 2015 and December 31, 2014, respectively	74,370	68,333
Prepaid expenses and other current assets	6,158	7,168
Deferred tax assets	8,508	8,508

Total current assets	96,432	97,372

Property and equipment, net of accumulated depreciation and amortization	8,075	7,695

Other assets
Goodwill	66,088	64,220
Intangibles, net of accumulated amortization	11,540	10,347
Investments in joint ventures	900	900
Other assets	255	269

Total other assets	78,783	75,736

Total assets	$183,290	$180,803

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,995	$3,951
Current portion of capital lease obligations	993	986
Current portion of contingent earn-out obligation	1,000	1,000
Accrued expenses	38,295	37,268

Total current liabilities	43,283	43,205

Long-term liabilities
Deferred tax liabilities	5,845	5,845
Capital lease obligations, less current portion	2,425	2,677
Contingent earn-out obligation, less current portion	1,120	1,120

Total long-term liabilities	9,390	9,642

Total liabilities	52,673	52,847

Stockholders’ equity
Common stock—$.001 par value; 40,000 authorized and 11,091 and 11,010 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	11	11
Additional paid-in capital	85,428	84,929
Retained earnings	45,178	43,016

Total stockholders’ equity	130,617	127,956

Total liabilities and stockholders’ equity	$183,290	$180,803

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2015 and 2014

(Amounts and Shares in Thousands, Except Per Share Data)

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Net service revenues	$81,915	$71,683
Cost of service revenues	59,989	53,015

Gross profit	21,926	18,668

General and administrative expenses	17,153	14,403
Depreciation and amortization	1,146	495

Total operating expenses	18,299	14,898

Operating income	3,627	3,770

Interest income	(4)	(2)
Interest expense	177	156

Total interest expense, net	173	154

Income before income taxes	3,454	3,616
Income tax expense	1,292	1,262

Net income	$2,162	$2,354

Net income per common share
Basic income per share	0.20	0.22
Diluted income per share	0.19	0.21
Weighted average number of common shares and potential common shares outstanding:
Basic	10,947	10,850
Diluted	11,612	11,110

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For The Three Months Ended March 31, 2015

(Amounts and Shares in Thousands)

(Unaudited)

	Common Stock		Additional Paid in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2014	11,010	$11	$84,929	$43,016	$127,956
Issuance of shares of common stock under restricted stock award agreements	46	—	—	—	—
Stock-based compensation	—	—	336	—	336
Shares issued	35	—	163	—	163
Net income	—	—	—	2,162	2,162

Balance at March 31, 2015	11,091	$11	$85,428	$45,178	$130,617

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Three Months Ended March 31, 2015 and 2014

(Amounts and Shares in Thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$2,162	$2,354
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,146	495
Stock-based compensation	336	123
Amortization of debt issuance costs	14	39
Provision for doubtful accounts	771	1,170
Changes in operating assets and liabilities, net of acqusitions:
Accounts receivable	(5,905)	1,142
Prepaid expenses and other current assets	1,020	1,440
Other assets	—	(10)
Accounts payable	(1,176)	(918)
Accrued expenses	728	(3,165)

Net cash (used in) provided by operating activities	(904)	2,670

Cash flows from investing activities:
Acquisition of business	(4,250)	—
Purchases of property and equipment	(731)	(1,484)

Net cash (used in) investing activities	(4,981)	(1,484)

Cash flows from financing activities:
Cash received from exercise of stock options	163	214
Payments on capital lease obligations	(245)	—

Net cash provided by (used in) financing activities	(82)	214

Net change in cash	(5,967)	1,400
Cash, at beginning of period	13,363	15,565

Cash, at end of period	$7,396	$16,965

Supplemental disclosures of cash flow information:
Cash paid for interest	$177	$156
Cash paid for income taxes	21	2,116
Supplemental disclosures of non-cash investing and financing activities
Tax benefit related to the amortization of tax goodwill in excess of book basis	40	40

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation and Description of Business

The condensed consolidated financial statements include the accounts of Addus HomeCare Corporation (“Holdings”) and its subsidiaries (together with Holdings, the “Company” or “we”). The Company operates as one business segment and is a provider of comprehensive home and community based services, which are provided primarily in the home, and focused on the dual eligible (Medicare/Medicaid) population. The Company’s services include personal care and assistance with activities of daily living, and adult day care. The Company’s consumers are primarily persons who are at risk of hospitalization or institutionalization, such as the elderly, chronically ill and disabled. The Company’s payor clients include federal, state and local governmental agencies, managed care organizations, commercial insurers and private individuals. The Company currently provides home and community based services to over 32,000 consumers through 132 locations across 22 states, including 5 adult day centers in Illinois.

Principles of Consolidation

All intercompany balances and transactions have been eliminated in consolidation. The Company’s investment in entities with less than 20% ownership or in which the Company does not have the ability to influence the operations of the investee are being accounted for using the cost method and are included in investments in joint ventures.

Revenue Recognition

The Company generates net service revenues by providing services directly to consumers. The Company receives payments for providing services from federal, state and local governmental agencies, commercial insurers and private consumers. The Company’s services are principally provided based on authorized hours, determined by the relevant agency, at an hourly rate specified in agreements or fixed by legislation and recognized as revenues at the time services are rendered. Home and community based service revenues are reimbursed by state, local and other governmental programs which are partially funded by Medicaid or Medicaid waiver programs, with the remainder reimbursed through private duty and insurance programs.

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

Goodwill

The Company’s carrying value of goodwill is the residual of the purchase price over the fair value of the net assets acquired from various acquisitions including the acquisition of Addus HealthCare, Inc. (“Addus HealthCare”). In accordance with Accounting Standards Codification (“ASC”) Topic 350, “Goodwill and Other Intangible Assets ,” goodwill and intangible assets with indefinite useful lives are not amortized. The Company tests goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. The Company may use a qualitative test, known as “Step 0,” or a two-step quantitative method to determine whether impairment has occurred. In Step 0, the Company can elect to perform an optional qualitative analysis and based on the results skip the two step analysis. In 2014 and 2013, the Company elected to implement Step 0 and was not required to conduct the remaining two step analysis. The results of the Company’s Step 0 assessment indicated that it was more likely than not that the fair value of its reporting unit exceeded its carrying value and therefore the Company concluded that there were no impairments for the year ended December 31, 2014. No impairment charges were recorded for the three months ended March 31, 2015 or 2014.

Intangible Assets

The Company’s identifiable intangible assets consist of customer and referral relationships, trade names, trademarks, state licenses and non-compete agreements. Amortization is computed using straight-line and accelerated methods based upon the estimated useful lives of the respective assets, which range from two to twenty-five years.

Intangible assets with finite lives are amortized using the estimated economic benefit method over the useful life and assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company would recognize an impairment loss when the estimated future non-discounted cash flows associated with the intangible asset is less than the carrying value. An impairment change would then be recorded for the excess of the carrying value over the fair value. The Company estimates the fair value of these intangible assets using the income approach. No impairment charge was recorded for the three months ended March 31, 2015 or 2014.

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

The Company also has indefinite-lived intangible assets that are not subject to amortization expense such as certificates of need and licenses to conduct specific operations within geographic markets. The Company’s management has concluded that certificates of need and licenses have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets, and the Company intends to renew and operate the certificates of need and licenses indefinitely. The certificates of need and licenses are tested annually for impairment. No impairment was recorded for the three months ended March 31, 2015 or 2014.

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

Interest Income

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the statement of operations as interest income. For the three months ended March 31, 2015 and 2014, the Company did not receive any prompt payment interest. While the Company may be owed additional prompt payment interest, the amount and timing of receipt of such payments remains uncertain, and the Company has determined that it will continue to recognize prompt payment interest income when received.

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

Included in the Company’s calculation for the three months ended March 31, 2015 were 719,000 stock options outstanding, of which 200,000 were dilutive. In addition, there were 112,000 restricted stock awards outstanding, 15,000 of which were dilutive for the three months ended March 31, 2015.

Included in the Company’s calculation for the three months ended March 31, 2014 were 607,000 stock options outstanding, of which 239,000 were dilutive. In addition, there were 53,000 restricted stock awards outstanding, 21,000 of which were dilutive for the three months ended March 31, 2014.

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

2. Acquisitions

Effective January 1, 2015, the Company acquired Priority Home Health Care, Inc. (“PHHC”), in order to further expand the Company’s presence in the State of Ohio. The total consideration for the transaction was comprised of $4,250,000 in cash. The related acquisition costs were $453,000 and were expensed as incurred. The results of operations from this acquired entity are included in the Company’s statement of operations from the date of the acquisition.

The Company’s acquisition of PHHC has been accounted for in accordance with ASC Topic 805, “Business Combinations,” and the resultant goodwill and other intangible assets will be accounted for under ASC Topic 350 “Goodwill and Other Intangible Assets.” The acquisition was recorded at its fair value as of January 1, 2015. The total purchase price is $4,250,000. Under business combination accounting, the total purchase price will be allocated to PHHC’s net tangible and identifiable intangible assets based on their estimated fair values. Based upon management’s preliminary valuation, the total purchase price has been allocated as follows:

Total
Goodwill	$1,908
Identifiable intangible assets	1,930
Accounts receivable (net)	903
Furniture, fixtures and equipment	58
Other current assets	10
Accrued liabilities	(339)
Accounts payable	(220)

Total purchase price allocation	$4,250

Management’s assessment of qualitative factors affecting goodwill for PHHC includes: estimates of market share at the date of purchase, ability to grow in the market, synergy with existing Company operations and the presence of managed care payors in the market.

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

The PHHC acquisition accounted for $2,383,000 of net service revenues for the three months ended March 31, 2015.

Effective June 1, 2014, the Company acquired Cura Partners, LLC, which conducts business under the name Aid & Assist at Home, LLC (“Aid & Assist”), in order to further expand the Company’s presence in the State of Tennessee. The total consideration for the transaction was $8,192,000, comprised of $7,172,000 in cash and $1,020,000, representing the estimated fair value of contingent earn-out obligation. The related acquisition costs were $508,000 and were expensed as incurred. The results of operations from this acquired entity are included in the Company’s statement of operations from the date of the acquisition.

The Company’s acquisition of Aid & Assist has been accounted for in accordance with ASC Topic 805, “Business Combinations,” and the resultant goodwill and other intangible assets will be accounted for under ASC Topic 350 “Goodwill and Other Intangible Assets.” The acquisition was recorded at its fair value as of June 1, 2014. The total purchase price is $8,192,000 and is comprised of:

Total (Amounts in Thousands)
Cash	$7,172
Contingent earn-out obligation	1,020

Total purchase price	$8,192

The contingent earn-out obligation has been recorded at its fair value of $1,020,000, which is the present value of the Company’s obligation to pay up to $1,168,000 based on probability-weighted estimates of the achievement of certain performance targets, as defined in the earn-out agreement between the parties. As of December 31, 2014, the Company revalued this liability at $200,000. The balance remains unchanged as of March 31, 2015.

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

The Aid & Assist acquisition accounted for $2,945,000 of net service revenues for the three months ended March 31, 2015.

The Company entered into two definitive acquisition agreements to acquire home and community based businesses during 2013 to further its presence in both existing states and to expand into new states. On October 17, 2013 the Company entered into an asset purchase agreement to acquire the entire home and community based business of Medi Home Private Care Division of Medical Services of America, Inc. The acquisition included two agencies located in South Carolina which were closed effective November 1, 2013; four agencies located in Tennessee and two agencies located in Ohio which closed in January 2014. The Company also entered into an asset purchase agreement to acquire the assets of Coordinated Home Health Care, LLC, a personal care business located in New Mexico (“CHHC”), on November 7, 2013. The combined consideration for these two acquisitions was $12,325,000 in cash at the close and a maximum of $2,250,000 in future cash based on certain performance. The purchase included sixteen offices located in Southern New Mexico. The transaction closed effective December 1, 2013. The related acquisitions costs were $735,000 for the Medi Home Private Care Division of Medical Services of America, Inc. and CHHC deals, and were expensed as incurred. The results of operations from these acquired entities are included in our statement of operations from the dates of the respective acquisitions.

The Company’s acquisition of the assets of CHHC has been accounted for in accordance with ASC Topic 805, “Business Combinations” and the resultant goodwill and other intangible assets will be accounted for under ASC Topic 350 “Goodwill and Other Intangible Assets”. Assets acquired and liabilities assumed were recorded at their fair values as of December 1, 2013. The total purchase price was $12,825,000 and was comprised of:

Total (Amounts in Thousands)
Cash	$11,725
Contingent earn-out obligation	1,100

Total purchase price	$12,825

The contingent earn-out obligation was recorded at its fair value of $1,100,000, which is the present value of the Company’s obligation up to $2,250,000 based on probability-weighted estimates of the achievement of certain performance targets, as defined in the earn-out agreement between the parties. As of December 31, 2014, the Company recorded $1,000,000 as the current portion of contingent earn out obligation payable in 2015 and revalued the remaining liability at $920,000. The balance remains unchanged as of March 31, 2015.

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

Acquisitions completed during the fourth quarter 2013 accounted for $5,809,000 and $4,873,000 of net service revenues for the three months ended March 31, 2015 and 2014, respectively.

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

Goodwill is required to be tested for impairment at least annually. The Company can elect to perform Step 0, an optional qualitative analysis and based on the results skip the remaining two steps. In 2014 and 2013, the Company elected to implement Step 0 and was not required to conduct the remaining two step analysis. In performing its goodwill assessment for 2014 and 2013, the Company evaluated the following factors that affect future business performance: macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, entity-specific events, reporting unit factors and company stock price. As a result of the assessments of these qualitative factors, the Company concluded that it was more likely than not that the fair values of the reporting unit goodwill as of December 31, 2014 exceed the carrying values of the unit. Accordingly, the first and second steps of the goodwill impairment test as described in ASC 350-20-35, which includes estimating the fair values of the Company, were not considered necessary.

The Company did not record any impairment charges for the three months ended March 31, 2015. The Company will perform its annual impairment test for fiscal 2015 during the fourth quarter of 2015.

A summary of the goodwill activity for the three months ended March 31, 2015 is provided below:

Goodwill (Amounts in Thousands)
Goodwill, at December 31, 2014	$64,220
Additions for acquisitions	1,908
Adjustments to previously recorded goodwill	(40)

Goodwill, at March 31, 2015	$66,088

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

The Company also has indefinite-lived assets that are not subject to amortization expense such as licenses and in certain states certificates of need to conduct specific operations within geographic markets. The Company has concluded these assets have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and the Company intends to renew the licenses indefinitely. The licenses and certificates of need are tested annually for impairment using the cost approach. Under this method assumptions are made about the cost to replace the certificates of need. No impairment charges were recorded in the three months ended March 31, 2015 or 2014.

The carrying amount and accumulated amortization of each identifiable intangible asset category consisted of the following at March 31, 2015 and December 31, 2014:

	Customer and referral relationships	Trade names and trademarks	State Licenses	Non-competition agreements	Total
	(Amounts in Thousands)
Gross balance at December 31, 2014	$27,896	$7,181	$150	$2,058	$37,285
Accumulated amortization	(22,497)	(3,619)	—	(822)	(26,938)

Net Balance at December 31, 2014	5,399	3,562	150	1,236	10,347
Gross balance at January 1, 2015	27,896	7,181	150	2,058	37,285
Additions for acquisitions	910	980		40	1,930
Accumulated amortization	(22,876)	(3,861)	—	(938)	(27,675)

Net Balance at March 31, 2015	$5,930	$4,300	$150	$1,160	$11,540

Amortization expense related to the identifiable intangible assets amounted to $737,000 and $274,000 for the three months ended March 31, 2015 and 2014, respectively. Goodwill and state licenses are not amortized pursuant to ASC Topic 350.

4. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consisted of the following:

	March 31, 2015 (Amounts in Thousands)	December 31, 2014 (Amounts in Thousands)
Prepaid health insurance	$2,983	$2,762
Prepaid workers’ compensation and liability insurance	645	1,326
Prepaid rent	592	595
Workers’ compensation insurance receivable	986	1,457
Other	952	1,028

	$6,158	$7,168

Accrued expenses consisted of the following:

	March 31, 2015 (Amounts in Thousands)	December 31, 2014 (Amounts in Thousands)
Accrued payroll	$15,108	$12,703
Accrued workers’ compensation insurance	14,127	14,081
Accrued health insurance (1)	3,627	3,540
Indemnification reserve (2)	1,263	1,263
Accrued payroll taxes	884	3,287
Accrued professional fees	1,060	1,500
Other	2,226	894

	$38,295	$37,268

(1)	The Company provides health insurance coverage to qualified union employees providing home and community based services in Illinois through a Taft-Hartley multi-employer health and welfare plan under Section 302(c)(5) of the Labor Management Relations Act of 1947. The Company’s insurance contributions equal the amount reimbursed by the State of Illinois. Contributions are due within five business days from the date the funds are received from the State. Amounts due of $2,979,000 and $2,404,000 for health insurance reimbursements and contributions were reflected in prepaid insurance and accrued insurance at March 31, 2015 and December 31, 2014, respectively.
(2)	As a condition of the sale of substantially all of the assets used in the Company’s home health business to subsidiaries of LHC Group. Inc. (“LHCG”) in March 2013, the Company is responsible for any adjustments to Medicare and Medicaid billings prior to the closing. In connection with an internal evaluation of the Company’s billing processes, the Company discovered documentation errors in a number of claims that it had submitted to Medicare. Consistent with applicable law, the Company voluntarily remitted $1,840,000 to the U.S. Government in March 2014. The Company, using its best judgment, has estimated a total of $1,263,000 for billing adjustments remaining.

5. Long-Term Debt

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

The following is an analysis of the leased property under capital leases by major classes.

Classes of Property	Asset Balances at March 31, 2015 (Amounts in Thousands)
Leasehold Improvements	$2,928
Furniture & Equipment	526
Computer Equipment	431
Computer Software	147
Less: Accumulated Depreciation	(334)

$3,698

The future minimum payments for capital leases as of March 31, 2015 are as follows:

Capital Lease (Amounts In Thousands)
2015	$829
2016	1,105
2017	1,105
2018	628

Total minimum lease payments	3,667
Less: amount representing estimated executory costs (such as taxes, maintenance and insurance), including profit thereon, included in total minimum lease payments	(64)

Net minimum lease payments	3,603
Less: amount representing interest (a)	(185)

Present value of net minimum lease payments (b)	$3,418

(a)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at lease inception.
(b)	Reflected in the balance sheet as current and noncurrent obligations under capital leases of $993,000 and $2,425,000 respectively.

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

The availability of funds under the revolving portion of the credit facility, as amended, is based on the lesser of (i) the product of adjusted EBITDA, as defined in the credit agreement, for the most recent 12-month period for which financial statements have been delivered under the credit agreement multiplied by the specified advance multiple, up to 3.25, less the outstanding senior indebtedness and letters of credit, and (ii) $55,000,000 less the outstanding revolving loans and letters of credit. Interest on the revolving line of credit may be payable at (i) a floating rate equal to the one-month LIBOR, plus a margin of 3.5%, (ii) the LIBOR rate for term periods of one, two or three months, plus a margin of 3.5% or (iii) the base rate, plus a margin of 1.6%, where the base rate is equal to the greatest of (a) the rate of interest last quoted by The Wall Street Journal as the “prime rate,” (b) the sum of the federal funds rate, plus a margin of 0.5% and (c) the sum of the adjusted LIBOR that would be applicable to a loan with a one month interest period advanced on such day, plus a margin of 3%. The Company pays a fee equal to 0.5% per annum of the unused portion of the revolving portion of the credit facility. Issued stand-by letters of credit are charged at a rate of 2.0% per annum payable monthly. The Company did not have any amounts outstanding on the revolving portion of the credit facility as of March 31, 2015, and the total availability under the revolving credit loan facility was $39,555,000 and $39,536,000, as of March 31, 2015 and December 31, 2014, respectively.

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

6. Income Taxes

        A reconciliation of the statutory federal tax rate of 35.0% for the three months ended March 31, 2015 and 2014 is summarized as follows:

	Three Months Ended March 31,
	2015	2014
Federal income tax at statutory rate	35.0%	35.0%
State and local taxes, net of federal benefit	5.2	6.0
Jobs tax credits, net	(4.9)	(6.7)
Nondeductible meals and entertainment	0.7	0.6
Other	1.4	—

Effective income tax rate	37.4%	34.9%

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

8. Significant Payors

A substantial portion of the Company’s net service revenues and accounts receivables are derived from services performed for federal, state and local governmental agencies. The Illinois Department on Aging accounted for 47.7% and 55.1% of the Company’s net service revenues for the three months ended March 31, 2015 and 2014, respectively.

The related receivables due from the Illinois Department on Aging represented 56.0 % of the Company’s accounts receivable at March 31, 2015 and 54.2% of the Company’s accounts receivable at December 31, 2014.

9. Concentration of Cash

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash. The Company maintains cash with financial institutions which, at times, may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk on cash.

10. Subsequent Events

On April 13, 2015, the Company executed a 48-month capital lease agreement for $378,000 with First American Commercial Bancorp, Inc. to finance capital expenditures for investments in information technology infrastructure.

On April 24, 2015, the Company entered into a purchase agreement to acquire South Shore Home Health Service, Inc. and Acaring Home Care, LLC for approximately $18,000,000 to expand into the State of New York. The purchase agreement has been filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q. Statements made herein with respect to the purchase agreement are not complete and you should refer to Exhibit 10.1 hereto for a copy of the actual agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our unaudited condensed consolidated financial statements and the related notes. This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate.

Overview

We operate as one business segment and are a provider of comprehensive home and community based services, which are provided primarily in the home, and focused on the dual eligible (Medicare/Medicaid) population. Our services include personal care and assistance with activities of daily living, and adult day care. Our consumers are primarily persons who are at risk of hospitalization or institutionalization, such as the elderly, chronically ill and disabled. Our payor clients include federal, state and local governmental agencies, managed care organizations, commercial insurers and private individuals. We currently provide home and community based services to over 32,000 consumers through 132 locations across 22 states, including 5 adult day centers in Illinois. During the first quarter of 2015, we served over 35,000 consumers.

A summary of our financial results for the three months ended March 31, 2015 and 2014 is provided in the table below:

	For the Three Months Ended March 31, (Amounts in Thousands)
	2015	2014
Net service revenues	$81,915	$71,683
Net income	2,162	2,354
Total assets	183,290	162,542

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

Through our coordinated care model, we utilize our home care aides to observe and report changes in the condition of our consumers for the purpose of early intervention in the disease process, thereby preventing or reducing the cost of medical services by avoiding emergency room visits, and/or reducing the need for hospitalization. We coordinate the services provided by our team with those of other health care agencies as appropriate. Changes in consumers’ conditions are evaluated by appropriately trained managers and referred to either appropriate medical personnel including the consumers’ primary care physicians or managed care organizations for treatment and follow-up. We believe this approach to the care to our consumers and the integration of our services into the broader healthcare continuum are attractive to managed care organizations and others who are ultimately responsible for the healthcare needs and costs of our consumers and over time will increase our business with them.

        We are investing in technology based solutions to support and facilitate our coordinated care model. We utilize an Integrated Voice Response (“IVR”) system and smart phone applications to communicate with the homecare aides. Through these applications we are able to identify changes in health conditions with automated alerts forwarded to appropriate management team for triaging and evaluation. In addition, the technology is used to record basic transaction information about each visit including: start and end times to a scheduled shift, mileage reimbursement, text messages to the homecare aide and communication of basic payroll information. Our plans for this technology include development of a web portal to provide the ability to communicate this basic information about individual clients to the managed care organizations.

In addition to our focus on organic growth, we are growing through selective acquisitions which expand our presence in current markets or which facilitate our entry into new markets where the home and community business is moving to managed care organizations. We completed two acquisitions in December 2013 and June 2014 that expanded our presence in two existing markets and provided us with a base of operations in two new targeted managed care states. On January 1, 2015, we acquired Priority Home Health Care, Inc., a company headquartered in Cleveland, Ohio and operating six offices in the Cleveland, Akron and Columbus areas. Additionally, on April 24, 2015, we entered into a purchase agreement to acquire South Shore Home Service, Inc. and Acaring Home Care, LLC to expand into the State of New York.

Business

As of March 31, 2015, we provided our home and community based services through 132 locations across 22 states including 5 adult day centers in Illinois.

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

For the three months ended March 31, 2015 and 2014 our payor revenue mix was:

	Three Months Ended March 31,
	2015	2014
State, local and other governmental programs	77.7%	91.0%
Managed care organizations	18.3	4.4
Commercial	0.9	1.1
Private duty	3.1	3.5

	100.0%	100.0%

We derive a significant amount of our net service revenues from our operations in Illinois, which represented 58.1% and 61.5% of our total net service revenues for the three months ended March 31, 2015 and 2014, respectively.

A significant amount of our net service revenues are derived from one payor client, the Illinois Department on Aging, which accounted for 47.7% and 55.1% of our total net service revenues for the three months ended March 31, 2015 and 2014, respectively.

We measure the performance of our business using a number of different metrics, including billable hours, billable hours per business day, revenues per billable hour and the number of consumers, or census.

Components of our Statements of Income

Net Service Revenues

We generate net service revenues by providing our services directly to consumers. We receive payment for providing such services from our payor clients, including federal, state and local governmental agencies, commercial insurers and private consumers.

Net service revenues are typically generated based on services rendered and reimbursed on an hourly basis. Our net service revenues were generated principally through reimbursements by state, local and other governmental programs, managed care organizations and to a lesser extent from private duty and insurance programs. Net service revenues are principally provided based on authorized hours, determined by the relevant agency, at an hourly rate which is either contractual or fixed by legislation or contract, and recognized as net service revenues at the time services are rendered.

Cost of Service Revenues

We incur direct care wages, payroll taxes and benefit-related costs in connection with providing our services. We also provide workers’ compensation and general liability coverage for these employees.

Employees are also reimbursed for their travel time and related travel costs.

General and Administrative Expenses

Our general and administrative expenses include our costs for operating our network of local agencies and our centralized support center.

Our agency expenses consist of costs for supervisory personnel, our community care supervisors and office administrative costs. Personnel costs include wages, payroll taxes, and employee benefits. Facility costs including rents, utilities, postage, telephone and office expenses. Our centralized support center includes costs for accounting, information systems, human resources, billing and collections, contracting, marketing, our contact center and executive leadership. These expenses consist of compensation, including stock-based compensation, payroll taxes, employee benefits, legal, accounting and other professional fees, travel, general insurance, rents and related facility costs.

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

Interest Expense

Interest expense consists of interest costs on our credit facility, capital lease obligations and other debt instruments.

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. The differences from the federal statutory rate of 35.0% for the three months ended March 31, 2015 and 2014 are principally due to the inclusion of state taxes and the use of federal employment tax credits that lower our effective tax rate.

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

The following table sets forth, for the periods indicated, our unaudited consolidated results of operations.

	For the Three Months Ended March 31,
	2015		2014		Change
		% Of		% Of
		Net Service		Net Service
	Amount	Revenues	Amount	Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Net service revenues	$81,915	100.0%	$71,683	100.0%	$10,232	14.3%
Cost of service revenues	59,989	73.2	53,015	74.0	6,974	13.2

Gross profit	21,926	26.8	18,668	26.0	3,258	17.5
General and administrative expenses	17,153	20.9	14,403	20.1	2,750	19.1
Depreciation and amortization	1,146	1.4	495	0.7	651	131.5

Total operating expenses	18,299	22.3	14,898	20.8	3,401	22.8

Operating income	3,627	4.4	3,770	5.3	(143)	(3.8)

Interest income	(4)	—	(2)	—	(2)
Interest expense	177	0.2	156	0.2	21

Total interest expense, net	173	0.2	154	0.2	19	12.3

Income before income taxes	3,454	4.2	3,616	5.0	(162)	(4.5)
Income tax expense	1,292	1.6	1,262	1.8	30	2.4

Net income	$2,162	2.6	$2,354	3.3	$(192)	(8.2)

Business Metrics (Actual Numbers, Except Billable Hours in Thousands)
Average billable census	33,010		29,497		3,513	11.9%
Billable hours	4,754		4,236		518	12.2
Average billable hours per census per month	48.0		47.9		0.1	0.2
Billable hours per business day	75,468		67,243		8,225	12.2
Revenues per billable hour	$17.23		$16.92		$0.31	1.8%

Net service revenues from state, local and other governmental programs accounted for 77.7% and 91.0% of net service revenues for the three months ended March 31, 2015 and 2014, respectively. Managed care organizations accounted for 18.3% and 4.4% of net service revenues for the three months ended March 31, 2015 and 2014, respectively, with private duty and commercial payors accounting for the remainder of net service revenues.

Net service revenues increased $10,232,000, or 14.3%, to $81,915,000 for the three months ended March 31, 2015 compared to $71,683,000 for the same period in 2014. The increase was primarily due to an 11.9% increase in average billable census, of which 45.7% is same store census growth and 54.3% is related to acquisitions.

Gross profit, expressed as a percentage of net service revenues, increased to 26.8% for the first quarter of 2015, compared to 26.0% the same period in 2014. The increase was primarily due to a decrease in workers’ compensation expense and recent acquisitions with higher margin business.

General and administrative expenses, expressed as a percentage of net service revenues increased to 20.9% for the three months ended March 31, 2015, from 20.1% for the three months ended March 31, 2014. General and administrative expenses increased to $17,153,000 as compared to $14,403,000 for the three months ended March 31, 2015 and 2014, respectively. The increase in general and administrative expenses was due to an increase in costs related to wages, payroll taxes and stock compensation expenses, and increased expenditures related to legal, consulting and Sarbanes-Oxley compliance efforts for the three months ended March 31, 2015 as compared to 2014.

Depreciation and amortization, expressed as a percentage of net service revenues, increased to 1.4 % for the first quarter of 2015, from 0.7% for the same period in 2014. Amortization of intangibles, which are principally amortized using accelerated methods, totaled $737,000 and $274,000 for the three months ended March 31, 2015 and 2014, respectively.

Interest Income

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, “interest income”. We received no prompt payment interest for the three months ended March 31, 2015 or 2014. We are not anticipating being owed additional prompt payment interest. While we may be owed additional prompt payment interest in the future, the amount and timing of receipt of such payments remains uncertain and we have determined that we will continue to recognize prompt payment interest income when received. The state amended its prompt payment interest terms, effective July 1, 2011, which changed the measurement period for outstanding invoices from a 60-day to a 90-day outstanding period.

Interest Expense, Net

Interest expense, net, increased to $173,000 from $154,000 for the three months ended March 31, 2015 as compared to March 31, 2014. The increase is primarily as a result of the capital lease agreements entered into on July 12 and September 11, 2014. See Note 5 to the Notes to Condensed Consolidated Financial Statements (Unaudited) Long-Term Debt.

Income Tax Expense

Our effective tax rates for the three months ended March 31, 2015 and 2014 were 37.4% and 34.9%, respectively. The principal difference between the federal and state statutory rates and our effective tax rate is federal employment opportunity tax credits.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash from operations and borrowings under our credit facility. We renewed our credit facility on the terms described below on August 11, 2014. At March 31, 2015 and December 31, 2014, we had cash balances of $7,396,000 and $13,363,000, respectively.

As of March 31, 2015 and December 31, 2014, we had no balances outstanding under the revolving credit portion of our credit facility. After giving effect to approximately $15,445,000 and $15,464,000 of outstanding letters of credit as of March 31, 2015 and December 31, 2014, resepectively and borrowing limits based on an advanced multiple of adjusted EBITDA, we had $39,555,000 and $39,536,000 available for borrowing under the credit facility as of March 31, 2015 and December 31, 2014, respectively.

Cash flows from operating activities represent the inflow of cash from our payor clients and the outflow of cash for payroll and payroll taxes, operating expenses, interest and taxes. Due to its revenue deficiencies and financing issues, the State of Illinois has reimbursed us on a delayed basis with respect to our various agreements including with our largest payor, the Illinois Department on Aging. The open receivable balance from the State of Illinois increased by $1,806,000, from $44,136,000 as of December 31, 2014 to $45,942,000 as of March 31, 2015.

The State of Illinois’ payments have been sporadic and delayed in the past. Should payments become further delayed in the future, the delays could adversely impact our liquidity and may result in the need to increase borrowings under our credit facility.

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

The availability of funds under the revolving credit portion of the credit facility, as amended, is based on the lesser of (i) the product of adjusted EBITDA, as defined in the credit agreement, for the most recent 12-month period for which financial statements have been delivered under the credit agreement multiplied by the specified advance multiple, up to 3.25, less the outstanding senior indebtedness and letters of credit, and (ii) $55,000,000 less the outstanding revolving loans and letters of credit. Interest on the revolving line of credit may be payable at (i) a floating rate equal to the one-month LIBOR, plus a margin of 3.5%, (ii) the LIBOR rate for term periods of one, two or three months, plus a margin of 3.5% or (iii) the base rate, plus a margin of 1.6%, where the base rate is equal to the greatest of (a) the rate of interest last quoted by The Wall Street Journal as the “prime rate”, (b) the sum of the federal funds rate, plus a margin of 0.5% and (c) the sum of the adjusted LIBOR that would be applicable to a loan with a one month interest period advanced on such day, plus a margin of 3.0%. We pay a fee equal to 0.5% per annum of the unused portion of the revolving portion of the credit facility. Issued stand-by letters of credit are charged at a rate of 2.0% per annum payable monthly. We did not have any amounts outstanding on the revolving portion of the credit facility as of March 31, 2015, and the total availability under the revolving credit loan facility was $39,555,000 and $39,536,000, as of March 31, 2015 and December 31, 2014, respectively.

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

While our growth is not entirely dependent on acquisitions, if we do not have sufficient cash resources or availability under our credit facility, or we are otherwise prohibited from making acquisitions, our growth could be limited unless we obtain additional equity or debt financing or the necessary consents from our lenders. We believe the available borrowings under our credit facility which, combined with cash from operations, will be sufficient to cover our working capital needs for at least the next 12 months.

Cash Flows

The following table summarizes changes in our cash flows for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31, (Amounts in Thousands)
	2015	2014
Net cash (used in) provided by operating activities	$(904)	$2,670
Net cash (used in) investing activities	(4,981)	(1,484)
Net cash provided by (used in) financing activities	(82)	214

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Net cash used in operating activities was $904,000 for the three months ended March 31, 2015, compared to cash provided by operations of $2,670,000 for the same period in 2014. This increase in cash used in operations was primarily due to a increase in accounts receivable in 2015.

Net cash used in investing activities was $4,981,000 for the three months ended March 31, 2015 compared to cash used in investing activities of $1,484,000 for the three months ended March 31, 2014. Our investing activities for the three months ended March 31, 2015 included purchases of property and equipment to invest in our technology infrastructure and the acquisition of Priority Home Healthcare, Inc. as previously described in Note 2 to the Condensed Consolidated Financial Statements. Our investing activities for the three months ended March 31, 2014 were $1,484,000 in purchases of property and equipment related to our new corporate headquarters in Downers Grove, IL.

Net cash used financing activities was $82,000 for the three months ended March 31, 2015 as compared to net cash provided by financing activities of $214,000 for the three months ended March 31, 2014. Our financing activities for the three months ended March 31, 2015 were primarily related to payments on capital lease obligations and cash received from the exercise of stock options. Our financing activities for the three months ended March 31, 2014 were primarily driven by the exercise of employee stock options.

Outstanding Accounts Receivable

Gross accounts receivable as of March 31, 2015 and December 31, 2014 were approximately $78,085,000 and $72,214,000, respectively. Outstanding accounts receivable, net of the allowance for doubtful accounts, increased by $6,037,000 as of March 31, 2015 as compared to December 31, 2014. The increase in accounts receivable is primarily attributable to accounts receivable acquired as part of our acquisitions, the general increase in our overall business and delayed payments from the State of Illinois.

We establish our allowance for doubtful accounts to the extent it is probable that a portion or all of a particular account will not be collected. Our provision for doubtful accounts is estimated and recorded primarily by aging receivables utilizing eight aging categories and applying our historical collection rates to each aging category, taking into consideration factors that might impact the use of historical collection rates or payor groups, with certain large payors analyzed separately from other payor groups. In our evaluation of these estimates, we also consider other factors including: delays in payment trends in individual states due to budget or funding issues; billing conversions related to acquisitions or internal systems; resubmission of bills with required documentation and disputes with specific payors. An allowance for doubtful accounts is maintained at a level that our management believes is sufficient to cover potential losses. However, actual collections could differ from our estimates.

Our collection procedures include review of account agings and direct contact with our payors. We have historically not used collection agencies. An uncollectible amount is written off to the allowance account after reasonable collection efforts have been exhausted.

The following tables detail our accounts receivable before reserves by payor category, showing Illinois governmental payors separately, and the related allowance amount at March 31, 2015 and December 31, 2014:

	March 31, 2015
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(Amounts in Thousands, Except Percentages)
Illinois governmental based programs	$41,008	$2,859	$873	$1,200	$45,490
Other state, local and other governmental programs	14,277	1,971	1,262	157	17,667
Managed care organizations	9,450	751	935	446	11,582
Private duty and commercial	2,530	249	181	(64)	2,896

Total	67,265	5,830	3,251	1,739	78,085

Aging % of total	86.1%	7.5%	4.2%	2.2%
Allowance for doubtful accounts					$3,715
Reserve as % of gross accounts receivable					4.8%

	December 31, 2014
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(Amounts in Thousands, Except Percentages)
Illinois governmental based programs	$37,406	$5,298	$670	$762	$44,136
Other state, local and other governmental programs	12,951	1,815	1,284	60	16,110
Managed care organizations	6,524	1,167	919	258	8,868
Private duty and commercial	2,658	299	173	(30)	3,100

Total	59,539	8,579	3,046	1,050	72,214

Aging % of total	82.4%	11.9%	4.2%	1.5%
Allowance for doubtful accounts					$3,881
Reserve as % of gross accounts receivable					5.4%

We calculate our days sales outstanding (“DSO”) by taking the accounts receivable outstanding net of the allowance for doubtful accounts divided by the total net service revenues for the last quarter, multiplied by the number of days in that quarter. Our DSOs were 82 days and 80 days at March 31, 2015 and December 31, 2014, respectively. The DSOs for our largest payor, the Illinois Department on Aging, at March 31, 2015 and December 31, 2014 were 95 days and 85 days, respectively. We may not receive payments on a consistent basis in the near term and our DSOs and the DSO for our largest payor may increase. The change in the reserve as percentage of gross accounts receivable to 4.8% as of March 31, 2015 from 5.4% as of December 31, 2014 is attributable to the improvement in the overall collection rates.

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

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

Revenue Recognition

The majority of our revenues for the three months ended March 31, 2015 and 2014 are derived from Medicaid and Medicaid waiver programs under agreements with various state and local authorities. These agreements provide for a service term from one year to an indefinite term. Services are provided based on authorized hours, determined by the relevant state or local agency, at an hourly rate specified in the agreement or fixed by legislation. Services to other payors, such as private or commercial clients, are provided at negotiated hourly rates and recognized in net service revenues as services are provided. We provide for appropriate allowances for uncollectible amounts at the time the services are rendered.

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

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, interest income. We did not receive any prompt payment interest for the three months ended March 31, 2015 or 2014. While we may be owed additional prompt payment interest, the amount and timing of receipt of such payments remains uncertain and we have determined that we will continue to recognize prompt payment interest income when received.

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

Goodwill

Our carrying value of goodwill is the residual of the purchase price over the fair value of the net assets acquired from various acquisitions including the acquisition of Addus HealthCare, Inc. (“Addus HealthCare”). In accordance with ASC Topic 350, “Goodwill and Other Intangible Assets ,” goodwill and intangible assets with indefinite useful lives are not amortized. We test goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. We may use a qualitative test, known as “Step 0,” or a two-step quantitative method to determine whether impairment has occurred. We can elect to perform Step 0, an optional qualitative analysis, and based on the results skip the remaining two steps. In 2014, we elected to implement Step 0. The results of our Step 0 assessment indicated that it was more likely than not that the fair value of our reporting unit exceeded its carrying value and therefore we concluded that there were no impairments for the year ended December 31, 2014. No impairment charges were recorded for the three months ended March 31, 2015 or 2014.

Long-Lived Assets

We review our long-lived assets and finite lived intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine if impairment exists, we compare the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset, generally determined by discounting the estimated future cash flows. No impairment charge was recorded for the year ended December 31, 2014 or the three months ended March 31, 2015 or 2014.

Indefinite-lived Assets

We also have indefinite-lived assets that are not subject to amortization expense such as licenses and in certain states certificates of need to conduct specific operations within geographic markets. Our management has concluded that these assets have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and we intend to renew the licenses indefinitely. The licenses and certificates of need are tested annually for impairment. No impairment was recorded for the year ended December 31, 2014 or the three months ended March 31, 2015 or 2014.

Workers’ Compensation Program

Our workers’ compensation insurance program has a $350,000 deductible component. We recognize our obligations associated with this program in the period the claim is incurred. The cost of both the claims reported and claims incurred but not reported, up to the deductible, have been accrued based on historical claims experience, industry statistics and an actuarial analysis performed by an independent third party. We monitor our claims quarterly and adjust our reserves accordingly. These costs are recorded primarily in the cost of services caption in the consolidated statement of operations. Under the agreement pursuant to which we acquired Addus HealthCare, claims under our workers’ compensation insurance program that related to December 31, 2005 or earlier were the responsibility of the selling shareholders in the acquisition, subject to certain limitations. The responsibility of the selling shareholders for these claims was terminated on December 29, 2014. In August 2010, the FASB issued Accounting Standards Update No 2010-24, Health Care Entities (Topic 954), “Presentation of Insurance Claims and Related Insurance Recoveries” (“ASU 2010-24”), which clarifies that companies should not net insurance recoveries against a related claim liability. Additionally, the amount of the claim liability should be determined without consideration of insurance recoveries. As of March 31, 2015 and December 31, 2014, we recorded $986,000 and $1,457,000 in workers’ compensation insurance recovery receivables and a corresponding increase in its workers’ compensation liability. The workers’ compensation insurance recovery receivable is included in our prepaid expenses and other current assets on the balance sheet.

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

New Accounting Pronouncements

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

Historically, we have been exposed to market risk due to fluctuations in interest rates. As of March 31, 2015, we had no outstanding indebtedness with variable interest rates and therefore no current exposure.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Vice President & Corporate Controller, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Vice President & Corporate Controller concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2015, the Company transitioned substantially all payroll and human resource functions to a commercial human resource and payroll system vendor, provided by Ultimate Software. The system conversion resulted in the modification of certain control procedures and processes. The Company is continuing to evaluate the impact the new system will have on certain of its internal controls and expects the new system to enhance its control environment overall.

Except as described above, there were no significant changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2015 that were identified in connection with the evaluation referred to in the paragraph above that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Legal Proceedings

The Company is a party to legal and/or administrative proceedings arising in the ordinary course of its business. It is the opinion of management that the outcome of such proceedings will not have a material effect on the Company’s financial position and results of operations.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factors discussed under the caption “Risk Factors” set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in our Annual Report on Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company dated as of November 2, 2009 (filed on November 20, 2009 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

3.2	Amended and Restated Bylaws of the Company, as amended by the First Amendment to the Amended and Restated Bylaws (filed on May 9, 2013 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

4.1	Form of Common Stock Certificate (filed on October 2, 2009 as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

10.1	Securities Purchase Agreement, dated as of April 24, 2015, by and among Addus Healthcare, Inc., Margaret Coffey, Carol Kolar, South Shore Home Health Service, Inc. and Acaring Home Care, LLC.*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Vice President & Corporate Controller Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Vice President & Corporate Controller Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	Financial statements from the quarterly report on Form 10-Q of Addus HomeCare Corporation for the quarter ended March 31, 2015, filed on May 8, 2015 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.*

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADDUS HOMECARE CORPORATION

Date: May 8, 2015	By:	/S/ MARK S. HEANEY

Mark S. Heaney President and Chief Executive Officer (As Principal Executive Officer)

Date: May 8, 2015	By:	/S/ LAWRENCE P. WYROBEK

Lawrence P. Wyrobek Vice President & Corporate Controller (As Principal Financial Officer)

Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company dated as of November 2, 2009 (filed on November 20, 2009 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

3.2	Amended and Restated Bylaws of the Company, as amended by the First Amendment to the Amended and Restated Bylaws (filed on May 9, 2013 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

4.1	Form of Common Stock Certificate (filed on October 2, 2009 as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

10.1	Securities Purchase Agreement, dated as of April 24, 2015, by and among Addus Healthcare, Inc., Margaret Coffey, Carol Kolar, South Shore Home Health Service, Inc. and Acaring Home Care, LLC.*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Vice President & Corporate Controller Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Vice President & Corporate Controller Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	Financial statements from the quarterly report on Form 10-Q of Addus HomeCare Corporation for the quarter ended March 31, 2015, filed on May 8, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.*

*	Filed herewith
**	Furnished herewith