Form 10-Q
period 2015-06-30
Addus HomeCare Corp
filed 2015-08-07
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Common Stock $0.001 par value

Shares outstanding at August 1, 2015: 11,108,324

ADDUS HOMECARE CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2015 and December 31, 2014

(Amounts and Shares in Thousands, Except Per Share Data)

	(Unaudited)	(Audited)
	June 30, 2015	December 31, 2014
Assets

Current assets
Cash	$42,024	$13,363
Accounts receivable, net of allowances of $3,657 and $3,881 at June 30, 2015 and December 31, 2014, respectively	47,063	68,333
Prepaid expenses and other current assets	4,249	7,168
Deferred tax assets	8,508	8,508

Total current assets	101,844	97,372

Property and equipment, net of accumulated depreciation and amortization	8,062	7,695

Other assets
Goodwill	66,002	64,220
Intangibles, net of accumulated amortization	10,946	10,347
Investment in joint venture	900	900
Other assets	261	269

Total other assets	78,109	75,736

Total assets	$188,015	$180,803

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,507	$3,951
Current portion of capital lease obligations	1,091	986
Current portion of contingent earn-out obligation	920	1,000
Accrued expenses	39,586	37,268

Total current liabilities	45,104	43,205

Long-term liabilities
Deferred tax liabilities	5,845	5,845
Capital lease obligations, less current portion	2,440	2,677
Contingent earn-out obligation, less current portion	200	1,120

Total long-term liabilities	8,485	9,642

Total liabilities	53,589	52,847

Stockholders’ equity
Common stock—$.001 par value; 40,000 authorized and 11,108 and 11,010 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	11	11
Additional paid-in capital	85,984	84,929
Retained earnings	48,431	43,016

Total stockholders’ equity	134,426	127,956

Total liabilities and stockholders’ equity	$188,015	$180,803

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months Ended June 30, 2015 and 2014

(Amounts and Shares in Thousands, Except Per Share Data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net service revenues	$85,809	$76,965	$167,724	$148,648
Cost of service revenues	62,127	56,385	122,116	109,400

Gross profit	23,682	20,580	45,608	39,248

General and administrative expenses	17,423	15,399	34,576	29,802
Depreciation and amortization	1,161	1,083	2,307	1,578

Total operating expenses	18,584	16,482	36,883	31,380

Operating income	5,098	4,098	8,725	7,868

Interest income	(6)	(5)	(10)	(7)
Interest expense	175	156	352	312

Total interest expense, net	169	151	342	305

Income before income taxes	4,929	3,947	8,383	7,563
Income tax expense	1,676	1,218	2,968	2,480

Net income	$3,253	$2,729	$5,415	$5,083

Net income per common share
Basic income per share	0.30	$0.25	$0.49	$0.47
Diluted income per share	0.29	$0.25	$0.48	$0.46
Weighted average number of common shares and potential common shares outstanding:
Basic	10,989	10,903	10,970	10,878
Diluted	11,212	11,138	11,188	11,121

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For The Six Months Ended June 30, 2015

(Amounts and Shares in Thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2014	11,010	$11	$84,929	$43,016	$127,956

Issuance of shares of common stock under restricted stock award agreements	54	—	—	—	—
Stock-based compensation	—	—	750	—	750
Shares issued	44	—	305	—	305
Net income	—	—	—	5,415	5,415

Balance at June 30, 2015	11,108	$11	$85,984	$48,431	$134,426

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Six Months Ended June 30, 2015 and 2014

(Amounts and Shares in Thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$5,415	$5,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,307	1,578
Stock-based compensation	750	331
Amortization of debt issuance costs	29	79
Provision for doubtful accounts	2,025	1,734
Changes in operating assets and liabilities, net of acqusitions:
Accounts receivable	20,196	11,416
Prepaid expenses and other current assets	2,927	1,740
Accounts payable	(664)	(902)
Accrued expenses	2,059	(6,056)

Net cash provided by operating activities	35,044	15,003

Cash flows from investing activities:
Acquisitions of businesses	(4,250)	(7,233)
Acquisition of customer list	(146)	(50)
Purchases of property and equipment	(761)	(3,958)

Net cash (used in) investing activities	(5,157)	(11,241)

Cash flows from financing activities:
Cash received from exercise of stock options	305	214
Payments for debt issuance costs	(21)	—
Payments on capital lease obligations	(510)	—
Payment on contingent earn-out obligation	(1,000)	—

Net cash (used in) provided by financing activities	(1,226)	214

Net change in cash	28,661	3,976
Cash, at beginning of period	13,363	15,565

Cash, at end of period	$42,024	$19,541

Supplemental disclosures of cash flow information:
Cash paid for interest	$352	$312
Cash paid for income taxes	59	2,601
Supplemental disclosures of non-cash investing and financing activities
Tax benefit related to the amortization of tax goodwill in excess of book basis	80	80
Contingent and deferred consideration accrued for acquisitions	—	1,020
Property and equipment acquired through capital lease obligations	378	—

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation and Description of Business

The condensed consolidated financial statements include the accounts of Addus HomeCare Corporation (“Holdings”) and its subsidiaries (together with Holdings, the “Company” or “we”). The Company operates as one business segment and is a provider of comprehensive home and community based services that are primarily personal in nature, which are provided primarily in the home, and focused on the dual eligible (Medicare/Medicaid) population. The Company’s services include personal care and assistance with activities of daily living, and adult day care. The Company’s consumers are primarily persons who are at risk of hospitalization or institutionalization, such as the elderly, chronically ill and disabled. The Company’s payor clients include federal, state and local governmental agencies, managed care organizations, commercial insurers and private individuals. The Company currently provides home and community based services to over 33,000 consumers through 127 locations across 22 states, including 5 adult day centers in Illinois.

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

Goodwill

        The Company’s carrying value of goodwill is the residual of the purchase price over the fair value of the net assets acquired from various acquisitions including the acquisition of Addus HealthCare, Inc. (“Addus HealthCare”). In accordance with Accounting Standards Codification (“ASC”) Topic 350, “Goodwill and Other Intangible Assets ,” goodwill and intangible assets with indefinite useful lives are not amortized. The Company tests goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. The Company may use a qualitative test, known as “Step 0,” or a two-step quantitative method to determine whether impairment has occurred. In Step 0, the Company can elect to perform an optional qualitative analysis and based on the results skip the two step analysis. In 2014, the Company elected to implement Step 0 and was not required to conduct the remaining two step analysis. The results of the Company’s Step 0 assessment indicated that it was more likely than not that the fair value of its reporting unit exceeded its carrying value and therefore the Company concluded that there were no impairments for the year ended December 31, 2014. No impairment charges were recorded for the three or six months ended June 30, 2015 or 2014.

Intangible Assets

The Company’s identifiable intangible assets consist of customer and referral relationships, trade names, trademarks, state licenses and non-compete agreements. Amortization is computed using straight-line and accelerated methods based upon the estimated useful lives of the respective assets, which range from two to twenty-five years.

Intangible assets with finite lives are amortized using the estimated economic benefit method over the useful life and assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company would recognize an impairment loss when the estimated future non-discounted cash flows associated with the intangible asset is less than the carrying value. An impairment change would then be recorded for the excess of the carrying value over the fair value. The Company estimates the fair value of these intangible assets using the income approach. No impairment charge was recorded for the three or six months ended June 30, 2015 or 2014.

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

The Company also has indefinite-lived intangible assets that are not subject to amortization expense such as certificates of need and licenses to conduct specific operations within geographic markets. The Company’s management has concluded that certificates of need and licenses have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets, and the Company intends to renew and operate the certificates of need and licenses indefinitely. The certificates of need and licenses are tested annually for impairment. No impairment was recorded for the three or six months ended June 30, 2015 or 2014.

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

Interest Income

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the statement of operations as interest income. For the three and six months ended June 30, 2015 and 2014, the Company did not receive any prompt payment interest. While the Company may be owed additional prompt payment interest, the amount and timing of receipt of such payments remains uncertain, and the Company has determined that it will continue to recognize prompt payment interest income when received.

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

Included in the Company’s calculation for the three and six months ended June 30, 2015 were 650,000 stock options outstanding, of which 205,000 and 189,000, respectively, were dilutive. In addition, there were 99,000 restricted stock awards outstanding, 18,000 and 29,000 of which were dilutive for the three and six months ended June 30, 2015, respectively.

Included in the Company’s calculation for the three and six months ended June 30, 2014 were 589,000 stock options outstanding, of which 217,000 and 225,000, respectively, were dilutive. In addition, there were 60,000 restricted stock awards outstanding, 18,000 of which were dilutive for both the three and six months ended June 30, 2014.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue for which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP. In July 2015, the FASB agreed to defer the effective date of the standard from January 1, 2017, to January 1, 2018, with an option that permits companies to adopt the standard as early as the original effective date. Early application prior to the original effective date is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. ASU 2015-03 is effective for annual and interim periods beginning on or after December 15, 2015.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which will explicitly require management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Currently, there is no guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this update provide that guidance. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term “substantial doubt”, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for the first annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the impact of adopting this update on its financial statements.

2. Acquisitions

On April 24, 2015, the Company entered into a purchase agreement to acquire South Shore Home Health Service, Inc. and Acaring Home Care, LLC for approximately $18,000,000 to expand into the State of New York. The purchase agreement was filed as Exhibit 10.1 to the March 31, 2015 Quarterly Report on Form 10-Q. Statements made herein with respect to the purchase agreement are not complete and you should refer to the previously filed Exhibit 10.1 for a copy of the actual agreement. The related acquisition costs to date are $445,000 and are expensed as incurred.

Effective January 1, 2015, the Company acquired Priority Home Health Care, Inc. (“PHHC”), in order to further expand the Company’s presence in the State of Ohio. The total consideration for the transaction was comprised of $4,250,000 in cash. The related acquisition costs were $454,000 and were expensed as incurred. The results of operations from this acquired entity are included in the Company’s statement of operations from the date of the acquisition.

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

Total (Amounts in Thousands)
Goodwill	$1,862
Identifiable intangible assets	1,930
Accounts receivable (net)	951
Furniture, fixtures and equipment	58
Other current assets	8
Accrued liabilities	(339)
Accounts payable	(220)

Total purchase price allocation	$4,250

Management’s assessment of qualitative factors affecting goodwill for PHHC includes: estimates of market share at the date of purchase; ability to grow in the market; synergy with existing Company operations and the presence of managed care payors in the market.

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

The PHHC acquisition accounted for $2,277,000 and $4,660,000 of net service revenues for the three and six months ended June 30, 2015, respectively.

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

The Company’s acquisition of Aid & Assist has been accounted for in accordance with ASC Topic 805, “Business Combinations,” and the resultant goodwill and other intangible assets will be accounted for under ASC Topic 350 “Goodwill and Other Intangible Assets .” The acquisition was recorded at its fair value as of June 1, 2014. The total purchase price is $8,192,000 and is comprised of:

Total (Amounts in Thousands)
Cash	$7,172
Contingent earn-out obligation	1,020

Total purchase price	$8,192

The contingent earn-out obligation has been recorded at its fair value of $1,020,000, which is the present value of the Company’s obligation to pay up to $1,168,000 based on probability-weighted estimates of the achievement of certain performance targets, as defined in the earn-out agreement between the parties. As of December 31, 2014, the Company revalued this liability at $200,000. The balance remains unchanged as of June 30, 2015.

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

Management’s assessment of qualitative factors affecting goodwill for Aid & Assist includes: estimates of market share at the date of purchase; ability to grow in the market; synergy with existing Company operations and the presence of managed care payors in the market.

Identifiable intangible assets acquired consist of trade names and trademarks, customer relationships and non-compete agreements. The estimated fair value of identifiable intangible assets was determined by the Company’s management. It is anticipated that the net intangible and identifiable intangible assets, including goodwill, are deductible for tax purposes.

The Aid & Assist acquisition accounted for $2,763,000 and $5,708,000 of net service revenues for the three and six months ended June 30, 2015, respectively.

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

On December 1, 2013, the contingent earn-out obligation was recorded at its fair value of $1,100,000, which was the present value of the Company’s obligation up to $2,250,000 based on probability-weighted estimates of the achievement of certain performance targets, as defined in the earn-out agreement between the parties. As of December 31, 2014, the Company revalued the contingent earn-out obligation and recorded $1,000,000 as the current portion and $920,000 as the remaining liability. During the second quarter of 2015, the Company paid the $1,000,000 current portion. As of June 30, 2015, the remaining contingent earn-out obligation balance is unchanged.

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

Management’s assessment of qualitative factors affecting goodwill for CHHC includes: estimates of market share at the date of purchase; ability to grow in the market; synergy with existing Company operations and the presence of managed care payors in the market.

Identifiable intangible assets acquired consist of trade names and trademarks, customer relationships and non-compete agreements. The estimated fair value of identifiable intangible assets was determined by management. It is anticipated that the net intangible and identifiable intangible assets, including goodwill, are deductible for tax purposes.

Acquisitions completed during the fourth quarter 2013 accounted for $6,062,000 and $11,871,000 of net service revenues for the three and six months ended June 30, 2015 respectively and $5,446,000 and $10,911,000 of net service revenues for the three and six months ended June 30 2014, respectively.

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

Goodwill is required to be tested for impairment at least annually. The Company can elect to perform Step 0, an optional qualitative analysis and based on the results skip the remaining two steps. In 2014, the Company elected to implement Step 0 and was not required to conduct the remaining two step analysis. In performing its goodwill assessment for 2014, the Company evaluated the following factors that affect future business performance: macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, entity-specific events, reporting unit factors and company stock price. As a result of the assessments of these qualitative factors, the Company concluded that it was more likely than not that the fair values of the reporting unit goodwill as of December 31, 2014 exceed the carrying values of the unit. Accordingly, the first and second steps of the goodwill impairment test as described in ASC 350-20-35, which includes estimating the fair values of the Company, were not considered necessary.

The Company did not record any impairment charges for the three and six months ended June 30, 2015. The Company will perform its annual impairment test for fiscal 2015 during the fourth quarter of 2015.

A summary of the goodwill activity for the six months ended June 30, 2015 is provided below:

Goodwill (Amounts in Thousands)
Goodwill, at December 31, 2014	$64,220
Additions for acquisitions	1,862
Adjustments to previously recorded goodwill	(80)

Goodwill, at June 30, 2015	$66,002

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

The Company also has indefinite-lived assets that are not subject to amortization expense such as licenses and in certain states certificates of need to conduct specific operations within geographic markets. The Company has concluded these assets have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and the Company intends to renew the licenses indefinitely. The licenses and certificates of need are tested annually for impairment using the cost approach. Under this method assumptions are made about the cost to replace the certificates of need. No impairment charges were recorded in the three and six months ended June 30, 2015 or 2014.

The carrying amount and accumulated amortization of each identifiable intangible asset category consisted of the following at June 30, 2015 and December 31, 2014:

	Customer and referral relationships	Trade names and trademarks	State licenses	Non-competition agreements	Total
	(Amounts in Thousands)
Gross balance at December 31, 2014	$27,896	$7,181	$150	$2,058	$37,285
Accumulated amortization	(22,497)	(3,619)	—	(822)	(26,938)

Net Balance at December 31, 2014	5,399	3,562	150	1,236	10,347
Gross balance at January 1, 2015	27,896	7,181	150	2,058	37,285
Additions for acquisitions	910	980	—	40	1,930
Acquisition of customer list	146	—	—	—	146
Accumulated amortization	(23,257)	(4,103)	—	(1,055)	(28,415)

Net Balance at June 30, 2015	$5,695	$4,058	$150	$1,043	$10,946

Amortization expense related to the identifiable intangible assets amounted to $741,000 and $1,477,000 for the three and six months ended June 30, 2015, respectively and $735,000 and $1,009,000 for the three and six months ended June 30, 2014, respectively. Goodwill and state licenses are not amortized pursuant to ASC Topic 350.

4. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consisted of the following:

Details of Certain Balance Sheet Accounts	June 30, 2015 (Amounts in Thousands)	December 31, 2014 (Amounts in Thousands)
Prepaid health insurance	$41	$2,762
Prepaid workers’ compensation and liability insurance	754	1,326
Prepaid rent	587	595
Workers’ compensation insurance receivable	1,781	1,457
Other	1,086	1,028

	$4,249	$7,168

Accrued expenses consisted of the following:

	June 30, 2015 (Amounts in Thousands)	December 31, 2014 (Amounts in Thousands)
Accrued payroll	$17,822	$12,703
Accrued workers’ compensation insurance	14,914	14,081
Accrued health insurance (1)	995	3,540
Indemnification reserve (2)	1,263	1,263
Accrued professional fees	840	1,500
Other	3,752	4,181

	$39,586	$37,268

(1)	The Company provides health insurance coverage to qualified union employees providing home and community based services in Illinois through a Taft-Hartley multi-employer health and welfare plan under Section 302(c)(5) of the Labor Management Relations Act of 1947. The Company’s insurance contributions equal the amount reimbursed by the State of Illinois. Contributions are due within five business days from the date the funds are received from the State. Amounts due of $49,000 and $2,404,000 for health insurance reimbursements and contributions were reflected in prepaid insurance and accrued insurance at June 30, 2015 and December 31, 2014, respectively.
(2)	As a condition of the sale of substantially all of the assets used in the Company’s home health business to subsidiaries of LHC Group. Inc. (“LHCG”) in February 2013, the Company is responsible for any adjustments to Medicare and Medicaid billings prior to the closing. In connection with an internal evaluation of the Company’s billing processes, the Company discovered documentation errors in a number of claims that it had submitted to Medicare. Consistent with applicable law, the Company voluntarily remitted $1,840,000 to the U.S. Government in March 2014. The Company, using its best judgment, has estimated a total of $1,263,000 for billing adjustments remaining.

5. Long-Term Debt

Capital Leases

On July 12, 2014, September 11, 2014 and April 13, 2015, the Company executed three 48-month capital lease agreements for $2,650,000, $1,428,000 and $378,000, respectively, with First American Commercial Bancorp, Inc. The capital leases were entered into to finance property and equipment at the Company’s new corporate headquarters in Downers Grove, IL. The underlying assets are included in “Property and equipment, net of accumulated depreciation and amortization” in the accompanying Unaudited Condensed Consolidated Balance Sheets. These capital lease obligations require monthly payments through September 2018 and have implicit interest rates that range from 3.0% to 3.6%. At the end of the term, the Company has the option to purchase the assets for $1 per lease agreement.

The following is an analysis of the leased property under capital leases by major classes.

Classes of Property	Asset Balances at June 30, 2015 (Amounts in Thousands)
Leasehold Improvements	$2,928
Furniture & Equipment	526
Computer Equipment	635
Computer Software	303
Less: Accumulated Depreciation	(462)

$3,930

The future minimum payments for capital leases as of June 30, 2015 are as follows:

Capital Lease (Amounts In Thousands)
2015	$606
2016	1,213
2017	1,213
2018	737
2019	29

Total minimum lease payments	3,798
Less: amount representing estimated executory costs (such as taxes, maintenance and insurance), including profit thereon, included in total minimum lease payments	(82)

Net minimum lease payments	3,716
Less: amount representing interest (a)	(185)

Present value of net minimum lease payments (b)	$3,531

(a)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at lease inception.
(b)	Reflected in the balance sheet as current and noncurrent obligations under capital leases of $1,091,000 and $2,440,000, respectively.

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

The availability of funds under the revolving portion of the credit facility, as amended, is based on the lesser of (i) the product of adjusted EBITDA, as defined in the credit agreement, for the most recent 12-month period for which financial statements have been delivered under the credit agreement multiplied by the specified advance multiple, up to 3.25, less the outstanding senior indebtedness and letters of credit, and (ii) $55,000,000 less the outstanding revolving loans and letters of credit. Interest on the revolving line of credit may be payable at (i) a floating rate equal to the one-month LIBOR, plus a margin of 3.5%, (ii) the LIBOR rate for term periods of one, two or three months, plus a margin of 3.5% or (iii) the base rate, plus a margin of 1.6%, where the base rate is equal to the greatest of (a) the rate of interest last quoted by The Wall Street Journal as the “prime rate,” (b) the sum of the federal funds rate, plus a margin of 0.5% and (c) the sum of the adjusted LIBOR that would be applicable to a loan with a one month interest period advanced on such day, plus a margin of 3%. The Company pays a fee equal to 0.5% per annum of the unused portion of the revolving portion of the credit facility. Issued stand-by letters of credit are charged at a rate of 2.0% per annum payable monthly. The Company did not have any amounts outstanding on the revolving portion of the credit facility as of June 30, 2015, and the total availability under the revolving credit loan facility was $39,555,000 and $39,536,000, as of June 30, 2015 and December 31, 2014, respectively.

The credit facility contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The credit facility also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum fixed charge coverage ratio, a requirement to stay below a maximum senior leverage ratio and a requirement to stay below a maximum permitted amount of capital expenditures, as well as restrictions on guarantees, indebtedness, liens, distributions, investments and loans, subject to customary carve outs, a restriction on dividends (unless no default then exists or would occur as a result thereof, the Company is in pro forma compliance with the financial covenants contained in the credit facility after giving effect thereto, and the Company has an excess availability of at least 10% of the revolving credit commitment under the credit facility), restrictions on the Company’s ability to enter into transactions other than in the ordinary course of business, a restriction on the ability to consummate more than three acquisitions in any calendar year, or for the purchase price of any one acquisition to exceed $2,000,000, in each case without the consent of the lenders, restrictions on mergers, transfers of assets, acquisitions, equipment, subsidiaries and affiliate transactions, subject to customary carve outs, and restrictions on fundamental changes and lines of business.

6. Income Taxes

A reconciliation of the statutory federal tax rate of 35.0% for the three and six months ended June 30, 2015 and 2014 is summarized as follows:

	Three Months Ended June 30,
	2015	2014
Federal income tax at statutory rate	35.0%	35.0%
State and local taxes, net of federal benefit	5.2	5.9
Jobs tax credits, net	(7.8)	(9.9)
Nondeductible meals and entertainment	0.5	(0.1)
Other	1.1	—

Effective income tax rate	34.0%	30.9%

	Six Months Ended June 30,
	2015	2014
Federal income tax at statutory rate	35.0%	35.0%
State and local taxes, net of federal benefit	5.2	5.9
Jobs tax credits, net	(6.6)	(8.4)
Nondeductible meals and entertainment	0.6	(0.3)
Other	1.2	—

Effective income tax rate	35.4%	32.8%

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

8. Significant Payors

A substantial portion of the Company’s net service revenues and accounts receivables are derived from services performed for federal, state and local governmental agencies. The Illinois Department on Aging accounted for 48.0% and 54.2% of the Company’s net service revenues for the three months ended June 30, 2015 and 2014, respectively.

The Illinois Department on Aging accounted for 47.9% and 54.6% of the Company’s net service revenues for the six months ended June 30, 2015 and 2014, respectively.

The related receivables due from the Illinois Department on Aging represented 25.0 % of the Company’s accounts receivable at June 30, 2015 and 54.2% of the Company’s accounts receivable at December 31, 2014.

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

Overview

We operate as one business segment and are a provider of comprehensive home and community based services that are primarily personal in nature, which are provided primarily in the home, and focused on the dual eligible (Medicare/Medicaid) population. Our services include personal care and assistance with activities of daily living, and adult day care. Our consumers are primarily persons who are at risk of hospitalization or institutionalization, such as the elderly, chronically ill and disabled. Our payor clients include federal, state and local governmental agencies, managed care organizations, commercial insurers and private individuals. We currently provide home and community based services to over 33,000 consumers through 127 locations across 22 states, including 5 adult day centers in Illinois. For the three and six months ended June 30, 2015, we served over 37,000 and 40,000 consumers respectively.

A summary of our financial results for the three and six months ended June 30, 2015 and 2014 is provided in the table below:

	For the Three Months Ended June 30, (Amounts in Thousands)
	2015	2014
Net service revenues	$85,809	$76,965
Net income	3,253	2,729
Total assets	188,015	165,135

	For the Six Months Ended June 30, (Amounts in Thousands)
	2015	2014
Net service revenues	$167,724	$148,648
Net income	5,415	5,083
Total assets	188,015	165,135

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

Business

As of June 30, 2015, we provided our home and community based services through 127 locations across 22 states including 5 adult day centers in Illinois.

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

For the three and six months ended June 30, 2015 and 2014 our payor revenue mix was:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
State, local and other governmental programs	77.7%	89.4%	77.7%	90.1%
Managed care organizations	18.1	6.2	18.1	5.3
Commercial	1.0	3.3	1.0	3.4
Private duty	3.2	1.1	3.2	1.2

	100.0%	100.0%	100.0%	100.0%

We derive a significant amount of our net service revenues from our operations in Illinois, which represented 58.7% and 61.1% of our total net service revenues for the three months ended June 30, 2015 and 2014, respectively. Net service revenues from our operations in Illinois represented 58.4% and 61.3% of our total net service revenues for the six months ended June 30, 2015 and 2014, respectively.

A significant amount of our net service revenues are derived from one payor client, the Illinois Department on Aging, which accounted for 48.0% and 54.2% of our total net service revenues for the three months ended June 30, 2015 and 2014, respectively. The Illinois Department on Aging accounted for 47.9 % and 54.6% of our total net service revenues for the six months ended June 30, 2015 and 2014, respectively.

We measure the performance of our business using a number of different metrics, including billable hours, billable hours per business day, revenues per billable hour and the number of consumers, or census.

Components of our Statements of Income

Net Service Revenues

We generate net service revenues by providing our services directly to consumers and primarily on an hourly basis. We receive payment for providing such services from our payor clients, including federal, state and local governmental agencies, managed care organizations, commercial insurers and private consumers. Net service revenues are principally provided based on authorized hours, determined by the relevant agency, at an hourly rate which is either contractual or fixed by legislation or contract, and recognized as net service revenues at the time services are rendered.

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

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. The differences from the federal statutory rate of 35.0% for the three and six months ended June 30, 2015 and 2014 are principally due to the inclusion of state taxes and the use of federal employment tax credits that lower our effective tax rate.

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

The following table sets forth, for the periods indicated, our unaudited consolidated results of operations.

	For the Three Months Ended June 30,
	2015		2014		Change
	Amount	% Of Net Service Revenues	Amount	% Of Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Net service revenues	$85,809	100.0%	$76,965	100.0%	$8,844	11.5%
Cost of service revenues	62,127	72.4	56,385	73.3	5,742	10.2

Gross profit	23,682	27.6	20,580	26.7	3,102	15.1
General and administrative expenses	17,423	20.3	15,399	20.0	2,024	13.1
Depreciation and amortization	1,161	1.4	1,083	1.4	78	7.2

Total operating expenses	18,584	21.7	16,482	21.4	2,102	12.8

Operating income	5,098	5.9	4,098	5.3	1,000	24.4

Interest income	(6)	—	(5)	—	(1)
Interest expense	175	0.2	156	0.2	19

Total interest expense, net	169	0.2	151	0.2	18	11.9

Income before income taxes	4,929	5.7	3,947	5.1	982	24.9
Income tax expense	1,676	2.0	1,218	1.6	458	37.6

Net income	$3,253	3.8	$2,729	3.5	$524	19.2

Business Metrics (Actual Numbers, Except Billable Hours in Thousands)
Average billable census	33,215		30,523		2,692	8.8%
Billable hours	5,011		4,536		475	10.5
Average billable hours per census per month	50.3		49.5		0.8	1.6
Billable hours per business day	78,302		72,006		6,296	8.7
Revenues per billable hour	$17.12		$16.97		$0.15	0.9%

Net service revenues from state, local and other governmental programs accounted for 77.7% and 89.4% of net service revenues for the three months ended June 30, 2015 and 2014, respectively. Managed care organizations accounted for 18.1% and 6.2% of net service revenues for the three months ended June 30, 2015 and 2014, respectively, with private duty and commercial payors accounting for the remainder of net service revenues.

Net service revenues increased $8,844,000, or 11.5%, to $85,809,000 for the three months ended June 30, 2015 compared to $76,965,000 for the same period in 2014. The increase was primarily due to an 8.8% increase in average billable census, of which 6.4% is same store census growth. Gross profit, expressed as a percentage of net service revenues, increased to 27.6% for the second quarter of 2015, compared to 26.7% the same period in 2014. The increase was primarily due to recent acquisitions with higher margin business.

General and administrative expenses, expressed as a percentage of net service revenues increased to 20.3% for the three months ended June 30, 2015, from 20.0% for the three months ended June 30, 2014. General and administrative expenses increased to $17,423,000 as compared to $15,399,000 for the three months ended June 30, 2015 and 2014, respectively. The increase in general and administrative expenses was due to an increase in costs related to wages, payroll taxes, stock compensation expense, bad debt expense and the ongoing installation of our new human resources and payroll information system for the three months ended June 30, 2015 as compared to 2014.

Depreciation and amortization, expressed as a percentage of net service revenues, remained consistent at 1.4% for the second quarter of 2015 and 2014. Amortization of intangibles, which are principally amortized using accelerated methods, totaled $741,000 and $735,000 for the three months ended June 30, 2015 and 2014, respectively.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

	For the Six Months Ended June 30,
	2015		2014		Change
	Amount	% Of Net Service Revenues	Amount	% Of Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Net service revenues	$167,724	100.0%	$148,648	100.0%	$19,076	12.8%
Cost of service revenues	122,116	72.8	109,400	73.6	12,716	11.6

Gross profit	45,608	27.2	39,248	26.4	6,360	16.2
General and administrative expenses	34,576	20.6	29,802	20.0	4,774	16.0
Depreciation and amortization	2,307	1.4	1,578	1.1	729	46.2

Total operating expenses	36,883	22.0	31,380	21.1	5,503	17.5

Operating income	8,725	5.2	7,868	5.3	857	10.9

Interest income	(10)	—	(7)	—	(3)
Interest expense	352	0.2	312	0.2	40

Total interest expense, net	342	0.2	305	0.2	37	12.1

Income before income taxes	8,383	5.0	7,563	5.1	820	10.8
Income tax expense	2,968	1.8	2,480	1.7	488	19.7

Net income	$5,415	3.2	$5,083	3.4	$332	6.5

Business Metrics (Actual Numbers, Except Billable Hours in Thousands)
Average billable census	33,008		30,010		2,998	10.0%
Billable hours	9,766		8,773		993	11.3
Average billable hours per census per month	49.3		48.7		0.6	1.2
Billable hours per business day	76,896		69,076		7,820	11.3
Revenues per billable hour	$17.17		$16.94		$0.23	1.4%

Net service revenues from state, local and other governmental programs accounted for 77.7% and 90.1% of net service revenues for the six months ended June 30, 2015 and 2014, respectively. Managed care organizations accounted for 18.1% and 5.3% of net service revenues for the six months ended June 30, 2015 and 2014, respectively, with private duty and commercial payors accounting for the remainder of net service revenues.

Net service revenues increased $19,076,000, or 12.8%, to $167,724,000 for the six months ended June 30, 2015 compared to $148,648,000 for the same period in 2014. The increase was primarily due to a 10.0% increase in average billable census, of which 7.4% is same store census growth. Gross profit, expressed as a percentage of net service revenues, increased to 27.2% for the six months ended June 30, 2015, compared to 26.4 % the same period in 2014. The increase was primarily due to recent acquisitions with higher margin business.

General and administrative expenses, expressed as a percentage of net service revenues increased to 20.6% for the six months ended June 30, 2015, from 20.0% for the six months ended June 30, 2014. General and administrative expenses increased to $34,576,000 as compared to $29,802,000 for the six months ended June 30, 2015 and 2014, respectively. The increase in general and administrative expenses was due to an increase in costs related to wages, payroll taxes and stock compensation expenses, and increased expenditures related to legal, consulting, temporary office personnel and the ongoing installation of our new human resources and payroll information system for the six months ended June 30, 2015 as compared to 2014.

Depreciation and amortization, expressed as a percentage of net service revenues, increased to 1.4% from 1.1% for the six months ended June 30, 2015 and 2014, respectively. Amortization of intangibles, which are principally amortized using accelerated methods, totaled $1,477,000 and $1,009,000 for the six months ended June 30, 2015 and 2014, respectively.

Interest Income

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, “interest income”. We received no prompt payment interest for the three and six months ended June 30, 2015 or 2014. We are not anticipating being owed additional prompt payment interest.

Interest Expense, Net

Interest expense, net, increased to $169,000 from $151,000 for the three months ended June 30, 2015 as compared to June 30, 2014. For the six months ended June 30, 2014 as compared to June 30, 2015, interest expense, net increased to $342,000 from $305,000. The increase is primarily as a result of the capital lease agreements entered into on July 12, 2014, September 11, 2014 and April 13, 2015. See Note 5 to the Notes to Condensed Consolidated Financial Statements (Unaudited) Long-Term Debt for additional information.

Income Tax Expense

Our effective tax rates for the three months ended June 30, 2015 and 2014 were 34.0% and 30.9%, respectively. The principal difference between the federal and state statutory rates and our effective tax rate is federal employment opportunity tax credits.

Our effective tax rates for the six months ended June 30, 2015 and 2014 were 35.4% and 32.8%, respectively. The principal difference between the Federal and State statutory rates and our effective tax rate is federal employment opportunity tax credits.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash from operations and borrowings under our credit facility. We renewed our credit facility on the terms described below on August 11, 2014. At June 30, 2015 and December 31, 2014, we had cash balances of $42,024,000 and $13,363,000, respectively.

As of June 30, 2015 and December 31, 2014, we had no balances outstanding under the revolving credit portion of our credit facility. After giving effect to approximately $15,445,000 and $15,464,000 of outstanding letters of credit as of June 30, 2015 and December 31, 2014, respectively and borrowing limits based on an advanced multiple of adjusted EBITDA, we had $39,555,000 and $39,536,000 available for borrowing under the credit facility as of June 30, 2015 and December 31, 2014, respectively.

Cash flows from operating activities represent the inflow of cash from our payor clients and the outflow of cash for payroll and payroll taxes, operating expenses, interest and taxes. Due to its revenue deficiencies and financing issues, from time to time the State of Illinois has reimbursed us on a delayed basis with respect to our various agreements including with our largest payor, the Illinois Department on Aging. The open receivable balance from the State of Illinois decreased by $27,190,000, from $44,136,000 as of December 31, 2014 to $16,946,000 as of June 30, 2015.

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

The availability of funds under the revolving credit portion of the credit facility, as amended, is based on the lesser of (i) the product of adjusted EBITDA, as defined in the credit agreement, for the most recent 12-month period for which financial statements have been delivered under the credit agreement multiplied by the specified advance multiple, up to 3.25, less the outstanding senior indebtedness and letters of credit, and (ii) $55,000,000 less the outstanding revolving loans and letters of credit. Interest on the revolving line of credit may be payable at (i) a floating rate equal to the one-month LIBOR, plus a margin of 3.5%, (ii) the LIBOR rate for term periods of one, two or three months, plus a margin of 3.5% or (iii) the base rate, plus a margin of 1.6%, where the base rate is equal to the greatest of (a) the rate of interest last quoted by The Wall Street Journal as the “prime rate”, (b) the sum of the federal funds rate, plus a margin of 0.5% and (c) the sum of the adjusted LIBOR that would be applicable to a loan with a one month interest period advanced on such day, plus a margin of 3.0%. We pay a fee equal to 0.5% per annum of the unused portion of the revolving portion of the credit facility. Issued stand-by letters of credit are charged at a rate of 2.0% per annum payable monthly. We did not have any amounts outstanding on the revolving portion of the credit facility as of June 30, 2015, and the total availability under the revolving credit loan facility was $39,555,000 and $39,536,000, as of June 30, 2015 and December 31, 2014, respectively.

The credit facility contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The credit facility also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum fixed charge coverage ratio, a requirement to stay below a maximum senior leverage ratio and a requirement to stay below a maximum permitted amount of capital expenditures, as well as restrictions on guarantees, indebtedness, liens, distributions, investments and loans, subject to customary carve outs, a restriction on dividends (unless no default then exists or would occur as a result thereof, we are in pro forma compliance with the financial covenants contained in the credit facility after giving effect thereto, and we have an excess availability of at least 10% of the revolving credit commitment under the credit facility), restrictions on our ability to enter into transactions other than in the ordinary course of business, a restriction on the ability to consummate more than three acquisitions in any calendar year, or for the purchase price of any one acquisition to exceed $2,000,000, in each case without the consent of the lenders, restrictions on mergers, transfers of assets, acquisitions, equipment, subsidiaries and affiliate transactions, subject to customary carve outs, and restrictions on fundamental changes and lines of business.

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

Cash Flows

The following table summarizes changes in our cash flows for the six months ended June 30, 2015 and 2014:

	For the Six Months Ended June 30, (Amounts in Thousands)
	2015	2014
Net cash provided by operating activities	$35,044	$15,003
Net cash (used in) investing activities	(5,157)	(11,241)
Net cash (used in) provided by financing activities	(1,226)	214

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Net cash provided by operating activities was $35,044,000 for the six months ended June 30, 2015, compared to cash provided by operations of $15,003,000 for the same period in 2014. This increase in cash provided by operations was primarily due to a decrease in accounts receivable in 2015.

Net cash used in investing activities was $5,157,000 for the six months ended June 30, 2015 compared to cash used in investing activities of $11,241,000 for the six months ended June 30, 2014. Our investing activities for the six months ended June 30, 2015 were $761,000 in purchases of property and equipment to invest in our technology infrastructure, $4,250,000 for the acquisition of Priority Home Healthcare, Inc. as previously described in Note 2 to the Condensed Consolidated Financial Statements (Unaudited) and $146,000 for the acquisition of a customer list. Our investing activities for the six months ended June 30, 2014 were purchases of property and equipment related to our new corporate headquarters in Downers Grove, IL and a new payroll system, the acquisition of Aid & Assist as described in Note 2 to the Condensed Consolidated Financial Statements (Unaudited), and the acquisition of a customer list.

Net cash used in financing activities was $1,226,000 for the six months ended June 30, 2015 as compared to net cash provided by financing activities of $214,000 for the six months ended June 30, 2014. Our financing activities for the six months ended June 30, 2015 were a $1,000,000 payment on the CHHC contingent earn-out obligation as previously described in Note 2 to the Condensed Consolidated Financial Statements (Unaudited), $510,000 of payments on capital lease obligations and $21,000 payment for debt issuance costs and $305,000 of cash received for the exercise of employee stock options. Our financing activity for the six months ended June 30, 2014 was $214,000 for the exercise of employee stock options.

Outstanding Accounts Receivable

Gross accounts receivable as of June 30, 2015 and December 31, 2014 were approximately $50,720,000 and $72,214,000, respectively. Outstanding accounts receivable, net of the allowance for doubtful accounts, decreased by $21,270,000 as of June 30, 2015 as compared to December 31, 2014. The decrease in accounts receivable is primarily attributable to substantial payments received from the State of Illinois during the second quarter of 2015.

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

Our collection procedures include review of account aging and direct contact with our payors. We have historically not used collection agencies. An uncollectible amount is written off to the allowance account after reasonable collection efforts have been exhausted.

The following tables detail our accounts receivable before reserves by payor category, showing Illinois governmental payors separately, and the related allowance amount at June 30, 2015 and December 31, 2014:

	June 30, 2015
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(Amounts in Thousands, Except Percentages)
Illinois governmental based programs	$14,605	669	1,065	607	$16,946
Other state, local and other governmental programs	15,308	1,867	1,437	483	19,095
Managed care organizations	9,311	1,446	756	297	11,810
Private duty and commercial	2,572	231	189	(123)	2,869

Total	41,796	4,213	3,447	1,264	50,720

Aging % of total	82.4%	8.3%	6.8%	2.5%
Allowance for doubtful accounts					$3,657
Reserve as % of gross accounts receivable					7.2%

	December 31, 2014
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(Amounts in Thousands, Except Percentages)
Illinois governmental based programs	$37,406	5,298	670	762	$44,136
Other state, local and other governmental programs	12,951	1,815	1,284	60	16,110
Managed care organizations	6,524	1,167	919	258	8,868
Private duty and commercial	2,658	299	173	(30)	3,100

Total	59,539	8,579	3,046	1,050	72,214

Aging % of total	82.4%	11.9%	4.2%	1.5%
Allowance for doubtful accounts					$3,881
Reserve as % of gross accounts receivable					5.4%

We calculate our days sales outstanding (“DSO”) by taking the accounts receivable outstanding net of the allowance for doubtful accounts divided by the total net service revenues for the last quarter, multiplied by the number of days in that quarter. Our DSOs were 50 days and 80 days at June 30, 2015 and December 31, 2014, respectively. The DSOs for our largest payor, the Illinois Department on Aging, at June 30, 2015 and December 31, 2014 were 28 days and 85 days, respectively. We may not receive payments on a consistent basis in the near term and our DSOs and the DSO for the Illinois Department on Aging may increase. The change in the reserve as percentage of gross accounts receivable to 7.2% as of June 30, 2015 from 5.4% as of December 31, 2014 is attributable to other state, local and other governmental programs and managed care organizations increase in total accounts receivable as well as increased aging.

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

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

Revenue Recognition

The majority of our revenues for the three and six months ended June 30, 2015 and 2014 are derived from Medicaid and Medicaid waiver programs under agreements with various state and local authorities. These agreements provide for a service term from one year to an indefinite term. Services are provided based on authorized hours, determined by the relevant state or local agency, at an hourly rate specified in the agreement or fixed by legislation. Services to other payors, such as private or commercial clients, are provided at negotiated hourly rates and recognized in net service revenues as services are provided. We provide for appropriate allowances for uncollectible amounts at the time the services are rendered.

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

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, interest income. We did not receive any prompt payment interest for the three and six months ended June 30, 2015 or 2014.

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

Goodwill

Our carrying value of goodwill is the residual of the purchase price over the fair value of the net assets acquired from various acquisitions including the acquisition of Addus HealthCare, Inc. (“Addus HealthCare”). In accordance with ASC Topic 350, “Goodwill and Other Intangible Assets ,” goodwill and intangible assets with indefinite useful lives are not amortized. We test goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. We may use a qualitative test, known as “Step 0,” or a two-step quantitative method to determine whether impairment has occurred. We can elect to perform Step 0, an optional qualitative analysis, and based on the results skip the remaining two steps. In 2014, we elected to implement Step 0. The results of our Step 0 assessment indicated that it was more likely than not that the fair value of our reporting unit exceeded its carrying value and therefore we concluded that there were no impairments for the year ended December 31, 2014. No impairment charges were recorded for the three or six months ended June 30, 2015 or 2014.

Long-Lived Assets

We review our long-lived assets and finite lived intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine if impairment exists, we compare the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset, generally determined by discounting the estimated future cash flows. No impairment charge was recorded for the year ended December 31, 2014 or the three or six months ended June 30, 2015 or 2014.

Indefinite-lived Assets

We also have indefinite-lived assets that are not subject to amortization expense such as licenses and in certain states certificates of need to conduct specific operations within geographic markets. Our management has concluded that these assets have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and we intend to renew the licenses indefinitely. The licenses and certificates of need are tested annually for impairment. No impairment was recorded for the year ended December 31, 2014 or the three or six months ended June 30, 2015 or 2014.

Workers’ Compensation Program

Our workers’ compensation insurance program has a $350,000 deductible component. We recognize our obligations associated with this program in the period the claim is incurred. The cost of both the claims reported and claims incurred but not reported, up to the deductible, have been accrued based on historical claims experience, industry statistics and an actuarial analysis performed by an independent third party. We monitor our claims quarterly and adjust our reserves accordingly. These costs are recorded primarily in the cost of services caption in the consolidated statement of operations. Under the agreement pursuant to which we acquired Addus HealthCare, claims under our workers’ compensation insurance program that related to December 31, 2005 or earlier were the responsibility of the selling shareholders in the acquisition, subject to certain limitations. The responsibility of the selling shareholders for these claims was terminated on December 29, 2014. In August 2010, the FASB issued Accounting Standards Update No 2010-24, Health Care Entities (Topic 954), “Presentation of Insurance Claims and Related Insurance Recoveries” (“ASU 2010-24”), which clarifies that companies should not net insurance recoveries against a related claim liability. Additionally, the amount of the claim liability should be determined without consideration of insurance recoveries. As of June 30, 2015 and December 31, 2014, we recorded $1,781,000 and $1,457,000 in workers’ compensation insurance recovery receivables and a corresponding increase in its workers’ compensation liability. The workers’ compensation insurance recovery receivable is included in our prepaid expenses and other current assets on the balance sheet.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue for which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP. In July 2015, the FASB agreed to defer the effective date of the standard from January 1, 2017, to January 1, 2018, with an option that permits companies to adopt the standard as early as the original effective date. Early application prior to the original effective date is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. ASU 2015-03 is effective for annual and interim periods beginning on or after December 15, 2015.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which will explicitly require management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Currently, there is no guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this update provide that guidance. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term “substantial doubt”, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for the first annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the impact of adopting this update on its financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Historically, we have been exposed to market risk due to fluctuations in interest rates. As of June 30, 2015, we had no outstanding indebtedness with variable interest rates and therefore no current exposure.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal controls over financial reporting during the three months ended June 30, 2015 that were identified in connection with the evaluation referred to in the paragraph above that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company dated as of November 2, 2009 (filed on November 20, 2009 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

3.2	Amended and Restated Bylaws of the Company, as amended by the First Amendment to the Amended and Restated Bylaws (filed on May 9, 2013 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

4.1	Form of Common Stock Certificate (filed on October 2, 2009 as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

10.1	Securities Purchase Agreement, dated as of April 24, 2015, by and among Addus Healthcare, Inc., Margaret Coffey, Carol Kolar, South Shore Home Health Service, Inc. and Acaring Home Care, LLC. (filed on May 8, 2015 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

10.2	Separation Agreement and General Release, dated as of April 29, 2015, by and between Addus HealthCare, Inc. and Dennis Meulemans (filed on April 30, 2015 as Exhibit 99.2 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.3	Employment and Non-Competition Agreement, effective May 11, 2015, by and between Addus HealthCare, Inc. and Donald Klink (filed on April 30, 2015 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	Financial statements from the quarterly report on Form 10-Q of Addus HomeCare Corporation for the quarter ended June 30, 2015, filed on August 7, 2015 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.*

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADDUS HOMECARE CORPORATION

Date: August 7, 2015	By:	/S/ MARK S. HEANEY

Mark S. Heaney President and Chief Executive Officer (As Principal Executive Officer)

Date: August 7, 2015	By:	/S/ DONALD KLINK

Donald Klink Chief Financial Officer (As Principal Financial Officer)

Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company dated as of November 2, 2009 (filed on November 20, 2009 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

3.2	Amended and Restated Bylaws of the Company, as amended by the First Amendment to the Amended and Restated Bylaws (filed on May 9, 2013 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

4.1	Form of Common Stock Certificate (filed on October 2, 2009 as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

10.1	Securities Purchase Agreement, dated as of April 24, 2015, by and among Addus Healthcare, Inc., Margaret Coffey, Carol Kolar, South Shore Home Health Service, Inc. and Acaring Home Care, LLC. (filed on May 8, 2015 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

10.2	Separation Agreement and General Release, dated as of April 29, 2015, by and between Addus HealthCare, Inc. and Dennis Meulemans (filed on April 30, 2015 as Exhibit 99.2 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.3	Employment and Non-Competition Agreement, effective May 11, 2015, by and between Addus HealthCare, Inc. and Donald Klink (filed on April 30, 2015 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	Financial statements from the quarterly report on Form 10-Q of Addus HomeCare Corporation for the quarter ended June 30, 2015, filed on August 7, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.*

*	Filed herewith
**	Furnished herewith