Form 10-Q
period 2015-09-30
Addus HomeCare Corp
filed 2015-11-06
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Common Stock $0.001 par value

Shares outstanding at October 31, 2015: 11,108,324

ADDUS HOMECARE CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2015 and December 31, 2014

(Amounts and Shares in Thousands, Except Per Share Data)

	(Unaudited)	(Audited)
	September 30, 2015	December 31, 2014
Assets

Current assets
Cash	$14,877	$13,363
Accounts receivable, net of allowances of $4,188 and $3,881 at September 30, 2015 and December 31, 2014, respectively	78,395	68,333
Prepaid expenses and other current assets	7,644	7,168
Deferred tax assets	8,508	8,508

Total current assets	109,424	97,372

Property and equipment, net of accumulated depreciation and amortization	8,187	7,695

Other assets
Goodwill	65,962	64,220
Intangibles, net of accumulated amortization	10,179	10,347
Investment in joint venture	900	900
Other assets	404	269

Total other assets	77,445	75,736

Total assets	$195,056	$180,803

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,869	$3,951
Current portion of capital lease obligations	1,100	986
Current portion of contingent earn-out obligation	1,250	1,000
Accrued expenses	42,118	37,268

Total current liabilities	49,337	43,205

Long-term liabilities
Deferred tax liabilities	5,832	5,845
Capital lease obligations, less current portion	2,162	2,677
Contingent earn-out obligation, less current portion	—	1,120

Total long-term liabilities	7,994	9,642

Total liabilities	57,331	52,847

Stockholders’ equity
Common stock—$.001 par value; 40,000 authorized and 11,108 and 11,010 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	11	11
Additional paid-in capital	86,396	84,929
Retained earnings	51,318	43,016

Total stockholders’ equity	137,725	127,956

Total liabilities and stockholders’ equity	$195,056	$180,803

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months Ended September 30, 2015 and 2014

(Amounts and Shares in Thousands, Except Per Share Data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net service revenues	$84,331	$81,658	$252,055	$230,306
Cost of service revenues	60,809	59,818	182,925	169,218

Gross profit	23,522	21,840	69,130	61,088

General and administrative expenses	18,041	15,773	52,617	45,576
Depreciation and amortization	1,197	1,106	3,504	2,684

Total operating expenses	19,238	16,879	56,121	48,260

Operating income	4,284	4,961	13,009	12,828

Interest income	(12)	(8)	(22)	(16)
Interest expense	175	188	527	500

Total interest expense, net	163	180	505	484

Income before income taxes	4,121	4,781	12,504	12,344
Income tax expense	1,234	1,544	4,202	4,024

Net income	$2,887	$3,237	$8,302	$8,320

Net income per common share
Basic income per share	0.26	$0.30	$0.76	$0.76
Diluted income per share	0.26	$0.29	$0.74	$0.75
Weighted average number of common shares and potential common shares outstanding:
Basic	11,007	10,927	10,978	10,985
Diluted	11,247	11,154	11,183	11,122

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2015

(Amounts and Shares in Thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2014	11,010	$11	$84,929	$43,016	$127,956

Issuance of shares of common stock under restricted stock award agreements	57	—	—	—	—
Forfeiture of shares of common stock under restricted stock award agreements	(3)	—	—	—	—
Stock-based compensation	—	—	1,162	—	1,162
Shares issued	44	—	305	—	305
Net income	—	—	—	8,302	8,302

Balance at September 30, 2015	11,108	$11	$86,396	$51,318	$137,725

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2015 and 2014

(Amounts and Shares in Thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$8,302	$8,320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,504	2,684
Deferred income taxes	(13)	—
Stock-based compensation	1,162	562
Amortization of debt issuance costs	46	119
Provision for doubtful accounts	2,974	2,832
Revaluation of contingent consideration	130	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(12,085)	(3,077)
Prepaid expenses and other current assets	(468)	(642)
Accounts payable	698	(1,188)
Accrued expenses	4,536	(2,020)

Net cash provided by operating activities	8,786	7,590

Cash flows from investing activities:
Acquisitions of businesses	(4,250)	(7,186)
Acquisition of customer list	(146)	(50)
Purchases of property and equipment	(1,316)	(4,776)

Net cash (used in) investing activities	(5,712)	(12,012)

Cash flows from financing activities:
Cash received from exercise of stock options	305	214
Borrowings on capital lease obligation	—	2,896
Payments for debt issuance costs	(86)	—
Payments on capital lease obligations	(779)	(129)
Payment on contingent earn-out obligation	(1,000)	—

Net cash (used in) provided by financing activities	(1,560)	2,981

Net change in cash	1,514	(1,441)
Cash, at beginning of period	13,363	15,565

Cash, at end of period	$14,877	$14,124

Supplemental disclosures of cash flow information:
Cash paid for interest	$528	$500
Cash paid for income taxes	575	3,883
Supplemental disclosures of non-cash investing and financing activities
Tax benefit related to the amortization of tax goodwill in excess of book basis	120	120
Contingent and deferred consideration accrued for acquisitions	—	1,020
Property and equipment acquired through capital lease obligations	378	1,137

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation and Description of Business

The condensed consolidated financial statements include the accounts of Addus HomeCare Corporation (“Holdings”) and its subsidiaries (together with Holdings, the “Company” or “we”). The Company operates as one business segment and is a provider of comprehensive home and community based services that are primarily personal in nature, which are provided primarily in the home, and focused on the dual eligible (Medicare/Medicaid) population. The Company’s services include personal care and assistance with activities of daily living, and adult day care. The Company’s consumers are primarily persons who are at risk of hospitalization or institutionalization, such as the elderly, chronically ill and disabled. The Company’s payor clients include federal, state and local governmental agencies, managed care organizations, commercial insurers and private individuals. The Company currently provides home and community based services to over 32,000 consumers through 122 locations across 21 states, including 5 adult day centers in Illinois.

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

Goodwill

The Company’s carrying value of goodwill is the residual of the purchase price over the fair value of the net assets acquired from various acquisitions including the acquisition of Addus HealthCare, Inc. (“Addus HealthCare”). In accordance with Accounting Standards Codification (“ASC”) Topic 350, “Goodwill and Other Intangible Assets ,” goodwill and intangible assets with indefinite useful lives are not amortized. The Company tests goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. The Company may use a qualitative test, known as “Step 0,” or a two-step quantitative method to determine whether impairment has occurred. In Step 0, the Company can elect to perform an optional qualitative analysis and based on the results skip the two step analysis. In 2014, the Company elected to implement Step 0 and was not required to conduct the remaining two step analysis. The results of the Company’s Step 0 assessment indicated that it was more likely than not that the fair value of its reporting unit exceeded its carrying value and therefore the Company concluded that there were no impairments for the year ended December 31, 2014. No impairment charges were recorded for the three or nine months ended September 30, 2015 or 2014.

Intangible Assets

The Company’s identifiable intangible assets consist of customer and referral relationships, trade names, trademarks, state licenses and non-compete agreements. Amortization is computed using straight-line and accelerated methods based upon the estimated useful lives of the respective assets, which range from two to twenty-five years.

Intangible assets with finite lives are amortized using the estimated economic benefit method over the useful life and assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company would recognize an impairment loss when the estimated future non-discounted cash flows associated with the intangible asset is less than the carrying value. An impairment change would then be recorded for the excess of the carrying value over the fair value. The Company estimates the fair value of these intangible assets using the income approach. No impairment charge was recorded for the three or nine months ended September 30, 2015 or 2014.

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

The Company also has indefinite-lived intangible assets that are not subject to amortization expense such as certificates of need and licenses to conduct specific operations within geographic markets. The Company’s management has concluded that certificates of need and licenses have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets, and the Company intends to renew and operate the certificates of need and licenses indefinitely. The certificates of need and licenses are tested annually for impairment. No impairment was recorded for the three or nine months ended September 30, 2015 or 2014.

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

Interest Income

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the statement of income as interest income. For the three and nine months ended September 30, 2015 and 2014, the Company did not receive any prompt payment interest. While the Company may be owed additional prompt payment interest, the amount and timing of receipt of such payments remains uncertain, and the Company has determined that it will continue to recognize prompt payment interest income when received.

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

Included in the Company’s calculation for the three and nine months ended September 30, 2015 were 650,000 stock options outstanding, of which 217,000 and 199,000, respectively, were dilutive. In addition, there were 89,000 restricted stock awards outstanding, 23,000 and 5,000 of which were dilutive for the three and nine months ended September 30, 2015, respectively.

Included in the Company’s calculation for the three and nine months ended September 30, 2014 were 646,000 stock options outstanding, of which 208,000 and 216,000, respectively, were dilutive. In addition, there were 60,000 restricted stock awards outstanding, of which 19,000 and 12,000, respectively, were dilutive for the three and nine months ended September 30, 2014.

Estimates

The financial statements are prepared by management in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) and include estimated amounts and certain disclosures based on assumptions about future events. Accordingly, actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, payables and debt. The carrying amounts reported in the condensed consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments. The carrying value of the Company’s long-term debt with variable interest rates approximates fair value based on instruments with similar terms.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue for which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP. In July 2015, the FASB agreed to defer the effective date of the standard from January 1, 2017, to January 1, 2018, with an option that permits companies to adopt the standard as early as the original effective date. Early application prior to the original effective date is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its condensed consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

Reclassification of Prior Period Balances

Certain reclassifications have been made to prior period amounts. Previously, property and equipment acquired through certain capital lease obligations had been classified as borrowings on capital lease obligations under cash flows from financing activities and as a purchase of property and equipment under investing activities on the condensed consolidated statements of cash flows. Because ASC 230-10-50-5 requires that for transactions that are part cash and part non-cash, only the cash portion shall be reported in the statement of cash flows, the Company revised the portion of the classification for which its lessor paid the vendors directly to instead be presented as a supplemental disclosure under non-cash investing and financing activities.

2. Acquisitions

On April 24, 2015, the Company entered into a purchase agreement to acquire South Shore Home Health Service, Inc. and Acaring Home Care, LLC for approximately $18,000,000 to expand into the State of New York. The purchase agreement was filed as Exhibit 10.1 to the Company’s March 31, 2015 Quarterly Report on Form 10-Q. Statements made herein with respect to the purchase agreement are not complete and you should refer to the previously filed Exhibit 10.1 for a copy of the actual agreement. The related acquisition costs to date are $488,000 and are expensed as incurred.

Effective January 1, 2015, the Company acquired Priority Home Health Care, Inc. (“PHHC”), in order to further expand the Company’s presence in the State of Ohio. The total consideration for the transaction was comprised of $4,250,000 in cash. The related acquisition costs were $454,000 and were expensed as incurred. The results of operations from this acquired entity are included in the Company’s statement of income from the date of the acquisition.

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

The PHHC acquisition accounted for $2,500,000 and $7,160,000 of net service revenues for the three and nine months ended September 30, 2015, respectively.

Effective June 1, 2014, the Company acquired Cura Partners, LLC, which conducts business under the name Aid & Assist at Home, LLC (“Aid & Assist”), in order to further expand the Company’s presence in the State of Tennessee. The total consideration for the transaction was $8,192,000, comprised of $7,172,000 in cash and $1,020,000, representing the estimated fair value of contingent earn-out obligation. The related acquisition costs were $508,000 and were expensed as incurred. The results of operations from this acquired entity are included in the Company’s statement of income from the date of the acquisition.

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

As of June 1, 2014, the contingent earn-out obligation was recorded at its fair value of $1,020,000, which was the present value of the Company’s obligation to pay up to $1,168,000 based on probability-weighted estimates of the achievement of certain performance targets, as defined in the earn-out agreement between the parties. As of December 31, 2014, the Company revalued this liability at $200,000. This decline in the fair value of the contingent earn-out obligation reflects the acquisition’s failure to achieve performance targets expected at the date of acquisition for 2014 and the expectation that the acquisition will fail to achieve performance targets in 2015 and 2016.

Under business combination accounting, the total purchase price is allocated to Aid & Assist’s net tangible and identifiable intangible assets based on their estimated fair values. Based upon management’s valuation, the total purchase price has been allocated as follows:

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

The Aid & Assist acquisition accounted for $2,524,000 and $8,231,000 of net service revenues for the three and nine months ended September 30, 2015, respectively, and $3,295,000 and $4,358,000 of net service revenues from operations for the three and nine months ended September 30, 2014, respectively.

The Company entered into two definitive acquisition agreements to acquire home and community based businesses during 2013 to further its presence in both existing states and to expand into new states. On October 17, 2013 the Company entered into an asset purchase agreement to acquire the entire home and community based business of Medi Home Private Care Division of Medical Services of America, Inc. The acquisition included two agencies located in South Carolina which were closed effective November 1, 2013; four agencies located in Tennessee and two agencies located in Ohio which closed in January 2014. The Company also entered into an asset purchase agreement to acquire the assets of Coordinated Home Health Care, LLC, a personal care business located in New Mexico (“CHHC”), on November 7, 2013. The combined consideration for these two acquisitions was $12,325,000 in cash at the close and a maximum of $2,250,000 in future cash based on certain performance. The purchase included sixteen offices located in Southern New Mexico. The transaction closed effective December 1, 2013. The related acquisitions costs were $735,000 for the Medi Home Private Care Division of Medical Services of America, Inc. and CHHC deals, and were expensed as incurred. The results of operations from these acquired entities are included in our statement of income from the dates of the respective acquisitions.

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

As of December 1, 2013, the contingent earn-out obligation was recorded at its fair value of $1,100,000, which was the present value of the Company’s obligation to pay up to $2,250,000 based on probability-weighted estimates of the achievement of certain performance targets, as defined in the earn-out agreement between the parties. As of December 31, 2014, the Company revalued this liability at $1,920,000. This increase in the fair value of the contingent earn-out obligation reflects the acquisition’s excess achievement of performance targets for the year ended December 31, 2014 as a result of higher than anticipated rate of conversion to managed care organizations in the State of New Mexico. As of September 30, 2015, the contingent earn-out obligation was recorded at its fair value of $1,250,000. The Company increased this liability by $130,000 to accrue to the maximum earn-out obligation based on probability-weighted estimates of the achievement of certain performance targets, as defined in the earn-out agreement between the parties. $1,000,000 of the liability, which was recorded as the current portion at December 31, 2014, was subsequently paid during the second quarter of 2015.

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

Acquisitions completed during the fourth quarter 2013 accounted for $6,245,000 and $18,116,000 of net service revenues for the three and nine months ended September 30, 2015, respectively, and $5,821,000 and $16,004,000 of net service revenues for the three and nine months ended September 30 2014, respectively.

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

The Company did not record any impairment charges for the three and nine months ended September 30, 2015. The Company will perform its annual impairment test for fiscal 2015 during the fourth quarter of 2015.

A summary of the goodwill activity for the nine months ended September 30, 2015 is provided below:

Goodwill (Amounts in Thousands)
Goodwill, at December 31, 2014	$64,220
Additions for acquisitions	1,862
Adjustments to previously recorded goodwill	(120)

Goodwill, at September 30, 2015	$65,962

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

The Company also has indefinite-lived assets that are not subject to amortization expense such as licenses and in certain states certificates of need to conduct specific operations within geographic markets. The Company has concluded these assets have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and the Company intends to renew the licenses indefinitely. The licenses and certificates of need are tested annually for impairment using the cost approach. Under this method assumptions are made about the cost to replace the certificates of need. No impairment charges were recorded in the three and nine months ended September 30, 2015 or 2014.

The carrying amount and accumulated amortization of each identifiable intangible asset category consisted of the following at September 30, 2015 and December 31, 2014:

	Customer and referral relationships	Trade names and trademarks	State licenses	Non- competition agreements	Total
	(Amounts in Thousands)
Gross balance at December 31, 2014	$27,896	$7,181	$150	$2,058	$37,285
Accumulated amortization	(22,497)	(3,619)	—	(822)	(26,938)

Net Balance at December 31, 2014	5,399	3,562	150	1,236	10,347

Gross balance at January 1, 2015	27,896	7,181	150	2,058	37,285
Additions for acquisitions	910	980	—	40	1,930
Acquisition of customer list	146	—	—	—	146
Accumulated amortization	(23,666)	(4,345)	—	(1,171)	(29,182)

Net Balance at September 30, 2015	$5,286	$3,816	$150	$927	$10,179

Amortization expense related to the identifiable intangible assets amounted to $767,000 and $2,244,000 for the three and nine months ended September 30, 2015, respectively, and $710,000 and $1,719,000 for the three and nine months ended September 30, 2014, respectively. Goodwill and state licenses are not amortized pursuant to ASC Topic 350.

4. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consisted of the following:

Details of Certain Balance Sheet Accounts	September 30, 2015 (Amounts in Thousands)	December 31, 2014 (Amounts in Thousands)
Prepaid health insurance (1)	$1,045	$2,762
Prepaid workers’ compensation and liability insurance	1,911	1,326
Prepaid rent	577	595
Workers’ compensation insurance receivable	3,157	1,457
Other	954	1,028

	$7,644	$7,168

Accrued expenses consisted of the following:

	September 30, 2015 (Amounts in Thousands)	December 31, 2014 (Amounts in Thousands)
Accrued payroll	$16,794	$12,703
Accrued workers’ compensation insurance	15,398	14,081
Accrued health insurance (1)	1,995	3,540
Indemnification reserve (2)	1,203	1,263
Accrued professional fees	1,355	1,500
Accrued payroll taxes	958	3,287
Other	4,415	894

	$42,118	$37,268

(1)	The Company provides health insurance coverage to qualified union employees providing home and community based services in Illinois through a Taft-Hartley multi-employer health and welfare plan under Section 302(c)(5) of the Labor Management Relations Act of 1947. The Company’s insurance contributions equal the amount reimbursed by the State of Illinois. Contributions are due within five business days from the date the funds are received from the State. Amounts due of $996,000 and $2,404,000 for health insurance reimbursements and contributions were reflected in prepaid insurance and accrued insurance at September 30, 2015 and December 31, 2014, respectively.
(2)	As a condition of the sale of substantially all of the assets used in the Company’s home health business to subsidiaries of LHC Group. Inc. (“LHCG”) in February 2013, the Company is responsible for any adjustments to Medicare and Medicaid billings prior to the closing. In connection with an internal evaluation of the Company’s billing processes, the Company discovered documentation errors in a number of claims that it had submitted to Medicare. Consistent with applicable law, the Company voluntarily remitted $1,840,000 to the U.S. government in March 2014. The Company, using its best judgment, has estimated a total of $1,203,000 for billing adjustments remaining.

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

The following is an analysis of the leased property under capital leases by major classes.

Classes of Property	Asset Balances at September 30, 2015 (Amounts in Thousands)
Leasehold Improvements	$2,928
Furniture & Equipment	526
Computer Equipment	635
Computer Software	303
Less: Accumulated Depreciation	(575)

$3,817

The future minimum payments for capital leases as of September 30, 2015 are as follows:

Capital Lease (Amounts In Thousands)
2015	$303
2016	1,213
2017	1,213
2018	737
2019	29

Total minimum lease payments	3,495
Less: amount representing estimated executory costs (such as taxes, maintenance and insurance), including profit thereon, included in total minimum lease payments	(76)

Net minimum lease payments	3,419
Less: amount representing interest (a)	(157)

Present value of net minimum lease payments (b)	$3,262

(a)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at lease inception.
(b)	Reflected in the balance sheet as current and noncurrent obligations under capital leases of $1,100,000 and $2,162,000, respectively.

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

The availability of funds under the revolving portion of the credit facility, as amended, is based on the lesser of (i) the product of adjusted EBITDA, as defined in the credit agreement, for the most recent 12-month period for which financial statements have been delivered under the credit agreement multiplied by the specified advance multiple, up to 3.25, less the outstanding senior indebtedness and letters of credit, and (ii) $55,000,000 less the outstanding revolving loans and letters of credit. Interest on the revolving line of credit may be payable at (i) a floating rate equal to the one-month LIBOR, plus a margin of 3.5%, (ii) the LIBOR rate for term periods of one, two or three months, plus a margin of 3.5% or (iii) the base rate, plus a margin of 1.6%, where the base rate is equal to the greatest of (a) the rate of interest last quoted by The Wall Street Journal as the “prime rate,” (b) the sum of the federal funds rate, plus a margin of 0.5% and (c) the sum of the adjusted LIBOR that would be applicable to a loan with a one month interest period advanced on such day, plus a margin of 3%. The Company pays a fee equal to 0.5% per annum of the unused portion of the revolving portion of the credit facility. Issued stand-by letters of credit are charged at a rate of 2.0% per annum payable monthly. The Company did not have any amounts outstanding on the revolving portion of the credit facility as of September 30, 2015, and the total availability under the revolving credit loan facility reduced by the outstanding letters of credit was $41,504,000 and $39,536,000, as of September 30, 2015 and December 31, 2014, respectively.

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

6. Income Taxes

A reconciliation of the statutory federal tax rate of 35.0% for the three and nine months ended September 30, 2015 and 2014 is summarized as follows:

	Three Months Ended September 30,
	2015	2014
Federal income tax at statutory rate	35.0%	35.0%
State and local taxes, net of federal benefit	5.2	5.9
Jobs tax credits, net	(9.7)	(9.7)
Nondeductible meals and entertainment	0.5	1.1
Other	(1.1)	—

Effective income tax rate	29.9%	32.3%

	Nine Months Ended September 30,
	2015	2014
Federal income tax at statutory rate	35.0%	35.0%
State and local taxes, net of federal benefit	5.2	5.9
Jobs tax credits, net	(7.6)	(8.9)
Nondeductible meals and entertainment	0.6	0.6
Other	0.4	—

Effective income tax rate	33.6%	32.6%

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

A substantial percentage of the Company’s workforce is represented by the Service Employees International Union (“SEIU”). The Company has a national agreement with the SEIU. Wages and benefits are negotiated at the local level at various times throughout the year. These negotiations are often initiated when the Company receives increases in hourly rates from various state agencies. Upon expiration of these collective bargaining agreements, the Company may not be able to negotiate labor agreements on satisfactory terms with these labor unions.

8. Significant Payors

A substantial portion of the Company’s net service revenues and accounts receivables are derived from services performed for federal, state and local governmental agencies. The Illinois Department on Aging accounted for 50.0% and 52.1% of the Company’s net service revenues for the three months ended September 30, 2015 and 2014, respectively.

The Illinois Department on Aging accounted for 48.6% and 53.7% of the Company’s net service revenues for the nine months ended September 30, 2015 and 2014, respectively.

The related receivables due from the Illinois Department on Aging represented 51.3 % of the Company’s accounts receivable at September 30, 2015 and 54.2% of the Company’s accounts receivable at December 31, 2014.

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

Overview

We operate as one business segment and are a provider of comprehensive home and community based services that are primarily personal in nature, which are provided primarily in the home, and focused on the dual eligible (Medicare/Medicaid) population. Our services include personal care and assistance with activities of daily living, and adult day care. Our consumers are primarily persons who are at risk of hospitalization or institutionalization, such as the elderly, chronically ill and disabled. Our payor clients include federal, state and local governmental agencies, managed care organizations, commercial insurers and private individuals. We currently provide home and community based services to over 33,000 consumers through 122 locations across 21 states, including 5 adult day centers in Illinois. For the three and nine months ended September 30, 2015, we served over 35,000 and 44,000 consumers, respectively.

A summary of our financial results for the three and nine months ended September 30, 2015 and 2014 is provided in the table below:

	For the Three Months Ended September 30, (Amounts in Thousands)
	2015	2014
Net service revenues	$84,331	$81,658
Net income	2,887	3,237
Total assets	195,056	175,347

	For the Nine Months Ended September 30, (Amounts in Thousands)
	2015	2014
Net service revenues	$252,055	$230,306
Net income	8,302	8,320
Total assets	195,056	175,347

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

We are investing in technology based solutions to support and facilitate our coordinated care model. We utilize Integrated Voice Response (“IVR”) systems and smart phone applications to communicate with the homecare aides. A quarter of our employees utilize this technology and our plans are to increase the use of these software applications throughout the broader workforce. Through these applications we are able to identify changes in health conditions with automated alerts forwarded to appropriate management team for triaging and evaluation. In addition, the technology is used to record basic transaction information about each visit including: start and end times to a scheduled shift, mileage reimbursement, text messages to the homecare aide and communication of basic payroll information. Our plans for this technology include development of a web portal to provide the ability to communicate this basic information about individual clients to the managed care organizations.

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

Business

As of September 30, 2015, we provided our home and community based services through 122 locations across 21 states including 5 adult day centers in Illinois.

Our payor clients are principally federal, state and local governmental agencies and, increasingly, managed care organizations. The federal, state and local programs under which the agencies operate are subject to legislative, budgetary and other risks that can influence reimbursement rates. We are experiencing a further transition of business from government payors to managed care organizations with which we are seeking to grow our business given our emphasis on coordinated care and the prevention of acute care. Managed care organizations are commercial insurance carriers who are under contract with various federal and state governmental agencies to manage the provision of home and community based services, improve the quality of care through prevention and provide a network for the delivery of health benefits and additional services. Their objective is to lower total health care costs by integrating the provision of home and community based services with those benefit programs responsible for the provision of acute care services to their consumers. We are also seeking to grow our private duty business. Our commercial insurance carrier payor clients are typically for-profit companies and are continuously seeking opportunities to control costs.

For the three and nine months ended September 30, 2015 and 2014 our payor revenue mix was:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
State, local and other governmental programs	78.1%	85.9%	77.8%	88.6%
Managed care organizations	18.1	9.5	18.2	6.8
Commercial	1.0	3.5	1.0	3.5
Private duty	2.8	1.1	3.0	1.1

	100.0%	100.0%	100.0%	100.0%

We derive a significant amount of our net service revenues from our operations in Illinois, which represented 60.4% and 60.0% of our total net service revenues for the three months ended September 30, 2015 and 2014, respectively. Net service revenues from our operations in Illinois represented 59.1% and 60.8% of our total net service revenues for the nine months ended September 30, 2015 and 2014, respectively.

A significant amount of our net service revenues are derived from one payor client, the Illinois Department on Aging, which accounted for 50.0% and 52.1% of our total net service revenues for the three months ended September 30, 2015 and 2014, respectively. The Illinois Department on Aging accounted for 48.6 % and 53.7% of our total net service revenues for the nine months ended September 30, 2015 and 2014, respectively.

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

Our agency expenses consist of costs for supervisory personnel, our community care supervisors and office administrative costs. Personnel costs include wages, payroll taxes, and employee benefits. Facility costs including rents, utilities, postage, telephone and office expenses. Our centralized support center includes costs for accounting, information systems including software development, human resources, billing and collections, contracting, marketing, our contact center and executive leadership. These expenses consist of compensation, including stock-based compensation, payroll taxes, employee benefits, legal, accounting and other professional fees, travel, general insurance, rents and related facility costs.

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

Interest Income

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the statement of income as interest income.

Interest Expense

Interest expense consists of interest costs on our credit facility, capital lease obligations and other debt instruments and is reported in the statement of income when incurred.

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. The differences from the federal statutory rate of 35.0% for the three and nine months ended September 30, 2015 and 2014 are principally due to the inclusion of state and local taxes and the use of federal employment tax credits that lower our effective tax rate.

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

The following table sets forth, for the periods indicated, our unaudited consolidated results of operations.

	For the Three Months Ended September 30,
	2015		2014		Change
	Amount	% Of Net Service Revenues	Amount	% Of Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Net service revenues	$84,331	100.0%	$81,658	100.0%	$2,673	3.3%
Cost of service revenues	60,809	72.1	59,818	73.3	991	1.7

Gross profit	23,522	27.9	21,840	26.7	1,682	7.7
General and administrative expenses	18,041	21.4	15,773	19.3	2,268	14.4
Depreciation and amortization	1,197	1.4	1,106	1.4	91	8.2

Total operating expenses	19,238	22.8	16,879	20.7	2,359	14.0

Operating income	4,284	5.1	4,961	6.1	(677)	(13.6)

Interest income	(12)	—	(8)	—	(4)
Interest expense	175	0.2	188	0.2	(13)

Total interest expense, net	163	0.2	180	0.2	(17)	(9.4)

Income before income taxes	4,121	4.9	4,781	5.9	(660)	(13.8)
Income tax expense	1,234	1.5	1,544	1.9	(310)	(20.1)

Net income	$2,887	3.4	$3,237	4.0	$(350)	(10.8)

Business Metrics (Actual Numbers, Except Billable Hours in Thousands)
Average billable census	32,407		32,032		375	1.2%
Billable hours	4,860		4,794		66	1.4
Average billable hours per census per month	50.0		49.9		0.1	0.2
Billable hours per business day	74,768		74,912		(144)	(0.2)
Revenues per billable hour	$17.35		$17.03		$0.32	1.9%

Net service revenues from state, local and other governmental programs accounted for 78.1% and 85.9% of net service revenues for the three months ended September 30, 2015 and 2014, respectively. Managed care organizations accounted for 18.1% and 9.5% of net service revenues for the three months ended September 30, 2015 and 2014, respectively, with private duty and commercial payors accounting for the remainder of net service revenues.

Net service revenues increased $2,673,000, or 3.3%, to $84,331,000 for the three months ended September 30, 2015 compared to $81,658,000 for the same period in 2014. The increase was primarily due to a 1.2% increase in average billable census and a 1.9% increase in revenues per billable hour. Gross profit, expressed as a percentage of net service revenues, increased to 27.9% for the third quarter of 2015, compared to 26.7% for the same period in 2014. The increase was primarily due to improved workers’ compensation experience.

General and administrative expenses, expressed as a percentage of net service revenues increased to 21.4% for the three months ended September 30, 2015, from 19.3% for the three months ended September 30, 2014. General and administrative expenses increased to $18,041,000 as compared to $15,773,000 for the three months ended September 30, 2015 and 2014, respectively. The increase in general and administrative expenses was due to an increase in costs related to wages, payroll taxes, stock compensation expenses, and increased expenditures related to legal, consulting, temporary office personnel and the ongoing installation of our new human resources and payroll information system for the three months ended September 30, 2015 as compared to 2014.

Depreciation and amortization, expressed as a percentage of net service revenues, remained consistent at 1.4% for the third quarter of 2015 and 2014. Amortization of intangibles, which are principally amortized using accelerated methods, totaled $767,000 and $710,000 for the three months ended September 30, 2015 and 2014, respectively.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

	For the Nine Months Ended September 30,
	2015		2014		Change
	Amount	% Of Net Service Revenues	Amount	% Of Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Net service revenues	$252,055	100.0%	$230,306	100.0%	$21,749	9.4%
Cost of service revenues	182,925	72.6	169,218	73.5	13,707	8.1

Gross profit	69,130	27.4	61,088	26.5	8,042	13.2
General and administrative expenses	52,617	20.9	45,576	19.8	7,041	15.4
Depreciation and amortization	3,504	1.4	2,684	1.2	820	30.6

Total operating expenses	56,121	22.3	48,260	21.0	7,861	16.3

Operating income	13,009	5.2	12,828	5.6	181	1.4

Interest income	(22)	—	(16)	—	(6)
Interest expense	527	0.2	500	0.2	27

Total interest expense, net	505	0.2	484	0.2	21	4.3

Income before income taxes	12,504	5.0	12,344	5.4	160	1.3
Income tax expense	4,202	1.7	4,024	1.7	178	4.4

Net income	$8,302	3.3	$8,320	3.6	$(18)	(0.2)

Business Metrics (Actual Numbers, Except Billable Hours in Thousands)
Average billable census	32,808		32,753		55	0.2%
Billable hours	14,626		13,511		1,115	8.3
Average billable hours per census per month	49.5		45.8		3.7	8.1
Billable hours per business day	76,176		70,737		5,439	7.7
Revenues per billable hour	$17.23		$17.05		$0.18	1.1%

Net service revenues from state, local and other governmental programs accounted for 77.8% and 88.6% of net service revenues for the nine months ended September 30, 2015 and 2014, respectively. Managed care organizations accounted for 18.2% and 6.8% of net service revenues for the nine months ended September 30, 2015 and 2014, respectively, with private duty and commercial payors accounting for the remainder of net service revenues.

Net service revenues increased $21,749,000, or 9.4%, to $252,055,000 for the nine months ended September 30, 2015 compared to $230,306,000 for the same period in 2014. The increase was primarily due to a 0.2% increase in average billable census and a 1.1% increase in revenues per billable hour. Gross profit, expressed as a percentage of net service revenues, increased to 27.4% for the nine months ended September 30, 2015, compared to 26.5% for the same period in 2014. The increase was primarily due to improved workers’ compensation experience.

General and administrative expenses, expressed as a percentage of net service revenues increased to 20.9% for the nine months ended September 30, 2015, from 19.8% for the nine months ended September 30, 2014. General and administrative expenses increased to $52,617,000 as compared to $45,576,000 for the nine months ended September 30, 2015 and 2014, respectively. The increase in general and administrative expenses was due to an increase in costs related to wages, payroll taxes and stock compensation expenses, and increased expenditures related to legal, consulting, temporary office personnel and the ongoing installation of our new human resources and payroll information system for the nine months ended September 30, 2015 as compared to 2014.

Depreciation and amortization, expressed as a percentage of net service revenues, increased to 1.4% from 1.2% for the nine months ended September 30, 2015 and 2014, respectively. Amortization of intangibles, which are principally amortized using accelerated methods, totaled $2,244,000 and $1,719,000 for the nine months ended September 30, 2015 and 2014, respectively.

Interest Income

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, “interest income”. We received no prompt payment interest for the three and nine months ended September 30, 2015 or 2014. We do not anticipate that we will be owed additional prompt payment interest.

Interest Expense, Net

Interest expense, net, decreased to $163,000 from $180,000 for the three months ended September 30, 2015 as compared to September 30, 2014. For the nine months ended September 30, 2014 as compared to September 30, 2015, interest expense, net increased to $505,000 from $484,000. The increase is primarily as a result of the capital lease agreements entered into on July 12, 2014, September 11, 2014 and April 13, 2015. See Note 5 to the Notes to Condensed Consolidated Financial Statements (Unaudited) Long-Term Debt for additional information.

Income Tax Expense

Our effective tax rates for the three months ended September 30, 2015 and 2014 were 29.9% and 32.3%, respectively. The principal difference between the federal and state statutory rates and our effective tax rate is attributable to federal employment opportunity tax credits.

Our effective tax rates for the nine months ended September 30, 2015 and 2014 were 33.6% and 32.6%, respectively. The principal difference between the Federal and State statutory rates and our effective tax rate is attributable to federal employment opportunity tax credits.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash from operations and borrowings under our credit facility. We renewed our credit facility on the terms described below on August 11, 2014. At September 30, 2015 and December 31, 2014, we had cash balances of $14,877,000 and $13,363,000, respectively.

As of September 30, 2015 and December 31, 2014, we had no balances outstanding under the revolving credit portion of our credit facility. After giving effect to approximately $13,496,000 and $15,464,000 of outstanding letters of credit as of September 30, 2015 and December 31, 2014, respectively, and borrowing limits based on an advanced multiple of adjusted EBITDA, we had $41,504,000 and $39,536,000 available for borrowing under the credit facility as of September 30, 2015 and December 31, 2014, respectively.

Cash flows from operating activities represent the inflow of cash from our payor clients and the outflow of cash for payroll and payroll taxes, operating expenses, interest and taxes. Due to its revenue deficiencies and financing issues, from time to time the State of Illinois has reimbursed us on a delayed basis with respect to our various agreements including with our largest payor, the Illinois Department on Aging. The open receivable balance from the State of Illinois increased by $1,640,000, from $44,136,000 as of December 31, 2014 to $45,776,000 as of September 30, 2015.

The State of Illinois’ payments have been sporadic and delayed in the past. Should payments become further delayed in the future, the delays could adversely impact our liquidity and may result in the need to increase borrowings under our credit facility. Since the end of the third quarter, we collected an additional $17,005,000 in accounts receivable from the State of Illinois.

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

The availability of funds under the revolving credit portion of the credit facility, as amended, is based on the lesser of (i) the product of adjusted EBITDA, as defined in the credit agreement, for the most recent 12-month period for which financial statements have been delivered under the credit agreement multiplied by the specified advance multiple, up to 3.25, less the outstanding senior indebtedness and letters of credit, and (ii) $55,000,000 less the outstanding revolving loans and letters of credit. Interest on the revolving line of credit may be payable at (i) a floating rate equal to the one-month LIBOR, plus a margin of 3.5%, (ii) the LIBOR rate for term periods of one, two or three months, plus a margin of 3.5% or (iii) the base rate, plus a margin of 1.6%, where the base rate is equal to the greatest of (a) the rate of interest last quoted by The Wall Street Journal as the “prime rate”, (b) the sum of the federal funds rate, plus a margin of 0.5% and (c) the sum of the adjusted LIBOR that would be applicable to a loan with a one month interest period advanced on such day, plus a margin of 3.0%. We pay a fee equal to 0.5% per annum of the unused portion of the revolving portion of the credit facility. Issued stand-by letters of credit are charged at a rate of 2.0% per annum payable monthly. We did not have any amounts outstanding on the revolving portion of the credit facility as of September 30, 2015, and the total availability under the revolving credit loan facility reduced by the outstanding letters of credit was $41,504,000 and $39,536,000, as of September 30, 2015 and December 31, 2014, respectively.

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

Cash Flows

The following table summarizes changes in our cash flows for the nine months ended September 30, 2015 and 2014:

	For the Nine Months Ended September 30, (Amounts in Thousands)
	2015	2014
Net cash provided by operating activities	$8,786	$7,590
Net cash (used in) investing activities	(5,712)	(12,012)
Net cash (used in) provided by financing activities	(1,560)	2,981

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Net cash provided by operating activities was $8,786,000 for the nine months ended September 30, 2015, compared to cash provided by operations of $7,590,000 for the same period in 2014. This increase in cash provided by operations was primarily due to an increase in accrued expenses which was offset by a decrease in accounts receivable during this period.

Net cash used in investing activities was $5,712,000 for the nine months ended September 30, 2015 compared to cash used in investing activities of $12,012,000 for the nine months ended September 30, 2014. Our investing activities for the nine months ended September 30, 2015 were $1,316,000 in purchases of property and equipment to invest in our technology infrastructure, $4,250,000 for the acquisition of Priority Home Healthcare, Inc. as previously described in Note 2 to the Condensed Consolidated Financial Statements (Unaudited) and $146,000 for the acquisition of a customer list. Our investing activities for the nine months ended September 30, 2014 were purchases of property and equipment related to our new corporate headquarters in Downers Grove, IL and a new payroll system, the acquisition of Aid & Assist as described in Note 2 to the Condensed Consolidated Financial Statements (Unaudited), and the acquisition of a customer list.

Net cash used in financing activities was $1,560,000 for the nine months ended September 30, 2015 as compared to net cash provided by financing activities of $2,981,000 for the nine months ended September 30, 2014. Our financing activities for the nine months ended September 30, 2015 were a $1,000,000 payment on the CHHC contingent earn-out obligation as previously described in Note 2 to the Condensed Consolidated Financial Statements (Unaudited), $779,000 of payments on capital lease obligations and $86,000 payment for debt issuance costs and $305,000 of cash received for the exercise of employee stock options. Our financing activity for the nine months ended September 30, 2014 was primarily related to capital lease obligations to finance purchases of property and equipment related to our corporate headquarters in Downers Grove, IL.

Outstanding Accounts Receivable

Gross accounts receivable as of September 30, 2015 and December 31, 2014 were approximately $82,583,000 and $72,214,000, respectively. Outstanding accounts receivable, net of the allowance for doubtful accounts, increased by $10,062,000 as of September 30, 2015 as compared to December 31, 2014. The increase in accounts receivable is primarily attributable to delay in payment from the state of Illinois during the third quarter of 2015.

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

The following tables detail our accounts receivable before reserves by payor category, showing Illinois governmental payors separately, and the related allowance amount at September 30, 2015 and December 31, 2014:

	September 30, 2015
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(Amounts in Thousands, Except Percentages)
Illinois governmental based programs	$43,444	816	417	1,099	$45,776
Other state, local and other governmental programs	12,605	3,877	2,180	741	19,403
Managed care organizations	10,164	2,427	1,387	412	14,390
Private duty and commercial	2,442	471	237	(136)	3,014

Total	68,655	7,591	4,221	2,116	82,583

Aging % of total	83.1%	9.2%	5.1%	2.6%
Allowance for doubtful accounts					$4,188
Reserve as % of gross accounts receivable					5.1%

	December 31, 2014
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(Amounts in Thousands, Except Percentages)
Illinois governmental based programs	$37,406	5,298	670	762	$44,136
Other state, local and other governmental programs	12,951	1,815	1,284	60	16,110
Managed care organizations	6,524	1,167	919	258	8,868
Private duty and commercial	2,658	299	173	(30)	3,100

Total	59,539	8,579	3,046	1,050	72,214

Aging % of total	82.4%	11.9%	4.2%	1.5%
Allowance for doubtful accounts					$3,881
Reserve as % of gross accounts receivable					5.4%

We calculate our days sales outstanding (“DSO”) by taking the accounts receivable outstanding net of the allowance for doubtful accounts divided by the total net service revenues for the last quarter, multiplied by the number of days in that quarter. Our DSOs were 86 days and 80 days at September 30, 2015 and December 31, 2014, respectively. The DSOs for our largest payor, the Illinois Department on Aging, at September 30, 2015 and December 31, 2014 were 92 days and 85 days, respectively. We may not receive payments on a consistent basis in the near term and our DSOs and the DSO for the Illinois Department on Aging may increase. The change in the reserve as a percentage of gross accounts receivable to 5.1% as of September 30, 2015 from 5.4% as of December 31, 2014 is attributable to other state, local and other governmental programs and managed care organizations increase in total accounts receivable as well as improved aging.

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our Condensed Consolidated Financial Statements (Unaudited) prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expense and related disclosures. We base our estimates and judgments on historical experience and other sources and factors that we believe to be reasonable under the circumstances; however, actual results may differ from these estimates. We consider the items discussed below to be critical because of their impact on operations and their application requires our judgment and estimates.

Revenue Recognition

The majority of our revenues for the three and nine months ended September 30, 2015 and 2014 are derived from Medicaid and Medicaid waiver programs under agreements with various state and local authorities. These agreements provide for a service term from one year to an indefinite term. Services are provided based on authorized hours, determined by the relevant state or local agency, at an hourly rate specified in the agreement or fixed by legislation. Services to other payors, such as private or commercial clients, are provided at negotiated hourly rates and recognized in net service revenues as services are provided. We provide for appropriate allowances for uncollectible amounts at the time the services are rendered.

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

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, interest income. We did not receive any prompt payment interest for the three and nine months ended September 30, 2015 or 2014.

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

Goodwill

Our carrying value of goodwill is the residual of the purchase price over the fair value of the net assets acquired from various acquisitions including the acquisition of Addus HealthCare, Inc. (“Addus HealthCare”). In accordance with ASC Topic 350, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are not amortized. We test goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. We may use a qualitative test, known as “Step 0,” or a two-step quantitative method to determine whether impairment has occurred. We can elect to perform Step 0, an optional qualitative analysis, and based on the results skip the remaining two steps. In 2014, we elected to implement Step 0. The results of our Step 0 assessment indicated that it was more likely than not that the fair value of our reporting unit exceeded its carrying value and therefore we concluded that there were no impairments for the year ended December 31, 2014. No impairment charges were recorded for the three or nine months ended September 30, 2015 or 2014.

Long-Lived Assets

We review our long-lived assets and finite lived intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine if impairment exists, we compare the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset, generally determined by discounting the estimated future cash flows. No impairment charge was recorded for the year ended December 31, 2014 or the three or nine months ended September 30, 2015 or 2014.

Indefinite-lived Assets

We also have indefinite-lived assets that are not subject to amortization expense such as licenses and in certain states certificates of need to conduct specific operations within geographic markets. Our management has concluded that these assets have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and we intend to renew the licenses indefinitely. The licenses and certificates of need are tested annually for impairment. No impairment was recorded for the year ended December 31, 2014 or the three or nine months ended September 30, 2015 or 2014.

Workers’ Compensation Program

Our workers’ compensation insurance program has a $350,000 deductible component. We recognize our obligations associated with this program in the period the claim is incurred. The cost of both the claims reported and claims incurred but not reported, up to the deductible, have been accrued based on historical claims experience, industry statistics and an actuarial analysis performed by an independent third party. We monitor our claims quarterly and adjust our reserves accordingly. These costs are recorded primarily in the cost of services caption in the condensed consolidated statement of income. Under the agreement pursuant to which we acquired Addus HealthCare, claims under our workers’ compensation insurance program that related to December 31, 2005 or earlier were the responsibility of the selling shareholders in the acquisition, subject to certain limitations. The responsibility of the selling shareholders for these claims was terminated on December 29, 2014. In August 2010, the FASB issued Accounting Standards Update No 2010-24, Health Care Entities (Topic 954), “Presentation of Insurance Claims and Related Insurance Recoveries” (“ASU 2010-24”), which clarifies that companies should not net insurance recoveries against a related claim liability. Additionally, the amount of the claim liability should be determined without consideration of insurance recoveries. As of September 30, 2015 and December 31, 2014, we recorded $3,157,000 and $1,457,000 in workers’ compensation insurance recovery receivables and a corresponding increase in its workers’ compensation liability. The workers’ compensation insurance recovery receivable is included in our prepaid expenses and other current assets on the balance sheet.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue for which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP. In July 2015, the FASB agreed to defer the effective date of the standard from January 1, 2017, to January 1, 2018, with an option that permits companies to adopt the standard as early as the original effective date. Early application prior to the original effective date is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on its condensed consolidated financial statements and related disclosures. We have not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which will explicitly require management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Currently, there is no guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this update provide that guidance. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term “substantial doubt”, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for the first annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We are currently evaluating the impact of adopting this update on its financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Historically, we have been exposed to market risk due to fluctuations in interest rates. As of September 30, 2015, we had no outstanding indebtedness with variable interest rates and therefore no current exposure.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal controls over financial reporting during the three months ended September 30, 2015 that were identified in connection with the evaluation referred to in the paragraph above that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Legal Proceedings

The Company is a party to legal and/or administrative proceedings arising in the ordinary course of its business. It is the opinion of management that the outcome of such proceedings will not have a material effect on the Company’s financial position and results of operations.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factors discussed under the caption “Risk Factors” set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in our Annual Report on Form 10-K, except as set forth below. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

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

In September 2013, the United States Department of Labor (the “Department of Labor”) announced the adoption of a rule that extended the minimum wage and overtime pay requirements of federal law to most direct care workers, such as home health aides, personal care aides and certified nursing assistants. These employees have been exempt from federal wage laws since 1974. The new rule was slated to take effect on January 1, 2015 (though the Department of Labor announced on October 7, 2014 that it would delay enforcement of the rule until June 30, 2015). In an action brought by the Home Care Association of America and related industry groups, the United States District Court for the District of Columbia invalidated key provisions in the Department of Labor’s rule, briefly restoring the status quo for home care organizations. However, the United States Court of Appeals for the District of Columbia overturned the D.C. District Court rulings on August 21, 2015 and reinstated the rule effective on or about October 13, 2015 (the date the D.C. Circuit formally issued its mandate). The home care industry coalition may seek further review with the United States Supreme Court, but the Supreme Court has refused to stay the effective date of the rule. The Department of Labor has said that it would only delay enforcement of the rule for thirty (30) days after the D.C. District Court formally issues its mandate, meaning that enforcement actions may begin as early as November 2015.

A number of states already require that direct care workers receive state-mandated minimum wage and/or overtime pay. Opponents say that the new protections will make in-home care more expensive for government programs such as Medicaid that pay for such services, and that the new rule could result in a reduction in covered services. We will continue to evaluate the effect of the new rule on our operations to determine if it will increase our labor costs, which could have a negative effect on our business, financial condition and operating results.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company dated as of November 2, 2009 (filed on November 20, 2009 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

3.2	Amended and Restated Bylaws of the Company, as amended by the First Amendment to the Amended and Restated Bylaws (filed on May 9, 2013 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

4.1	Form of Common Stock Certificate (filed on October 2, 2009 as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	Financial statements from the quarterly report on Form 10-Q of Addus HomeCare Corporation for the quarter ended September 30, 2015, filed on November 6, 2015 formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.*

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADDUS HOMECARE CORPORATION

Date: November 6, 2015	By:	/S/ MARK S. HEANEY

Mark S. Heaney President and Chief Executive Officer (As Principal Executive Officer)

Date: November 6, 2015	By:	/S/ DONALD KLINK

Donald Klink Chief Financial Officer (As Principal Financial Officer)

Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company dated as of November 2, 2009 (filed on November 20, 2009 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

3.2	Amended and Restated Bylaws of the Company, as amended by the First Amendment to the Amended and Restated Bylaws (filed on May 9, 2013 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

4.1	Form of Common Stock Certificate (filed on October 2, 2009 as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	Financial statements from the quarterly report on Form 10-Q of Addus HomeCare Corporation for the quarter ended September 30, 2015, filed on November 6, 2015, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.*

*	Filed herewith
**	Furnished herewith