Form 10-K
period 2015-12-31
Addus HomeCare Corp
filed 2016-03-11
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Securities registered pursuant to Section 12(g) of the Act:

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the last sale price on The NASDAQ Global Market on June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) was $309,477,907.

As of March 1, 2016, there were 11,118,110 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2015 fiscal year) are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

When included in this Annual Report on Form 10-K, or in other documents that we file with the Securities and Exchange Commission (“SEC”) or in statements made by or on behalf of the Company, words like “believes,” “belief,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “would,” “should” and similar expressions are intended to identify forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. These risks and uncertainties include, but are not limited to the following: changes in operational and reimbursement processes at the state level, changes in Medicaid, Medicare and other medical payment levels, changes in or our failure to comply with existing federal and state laws or regulations or the inability to comply with new government regulations on a timely basis, competition in the home and community based service industry, changes in the case mix of consumers and payment methodologies, operational changes resulting from the assumption by managed care organizations of responsibility for managing and paying for home and community based services to consumers, changes in estimates and judgments associated with critical accounting policies, our ability to maintain or establish new referral sources, our ability to attract and retain qualified personnel, changes in payments and covered services due to the overall economic conditions and deficit spending by federal and state governments, future cost containment initiatives undertaken by third party payors, our ability to access financing through the capital and credit markets, our ability to remediate material weaknesses in our internal controls over financial reporting, our ability to meet debt service requirements and comply with covenants in debt agreements, business disruptions due to natural disasters or acts of terrorism, our ability to integrate and manage our information systems, our expectations regarding the size and growth of the market for our services, the acceptance of privatized social services, our expectations regarding changes in reimbursement rates, authorized hours and eligibility standards of state governmental agencies, the potential for litigation, our ability to successfully implement our coordinated care model to grow our business, our ability to attract referrals, our ability to continue identifying and pursuing acquisition opportunities and expand into new geographic markets, the impact of acquisitions on our business, the effectiveness, quality and cost of our services and various other matters, many of which are beyond our control.

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

Unless otherwise provided, “Addus,” “we,” “us,” “our,” and the “Company” refer to Addus HomeCare Corporation and our consolidated subsidiaries and “Holdings” refers to Addus HomeCare Corporation. When we refer to 2015, 2014 and 2013, we mean the twelve month period then ended December 31, unless otherwise provided.

A copy of this Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC, including all exhibits, is available on our internet website at http://www.addus.com on the “Investor Relations” page link. Information contained on, or accessible through, our website is not a part of, and is not incorporated by reference into, this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

Overview

We operate as one business segment and are a provider of comprehensive home and community based personal care services, which are provided primarily in the home, and focused on the dual eligible (Medicare/Medicaid) population. Our personal care services provide assistance with activities of daily living, and adult day care. Our consumers are primarily persons who are at risk of hospitalization or institutionalization, such as the elderly, chronically ill and disabled. Our payor clients include federal, state and local governmental agencies, managed care organizations, commercial insurers and private individuals. We currently provide personal care services to over 32,000 consumers through 119 locations across 22 states, including five adult day centers in Illinois. For the years ended December 31, 2015, 2014 and 2013, we served on average 48,000, 43,000 and 42,000 consumers, respectively.

A summary of our financial results for 2015, 2014 and 2013 is provided in the table below:

	For the Years Ended December 31,
	2015	2014	2013
	(Amounts in Thousands)
Net service revenues – continuing operations	$336,815	$312,942	$265,941
Net service revenues – discontinued operations	—	—	6,462
Net income from continuing operations	11,353	11,963	11,163
Earnings from discontinued operations	270	280	7,982
Net income	$11,623	$12,243	$19,145

Total assets	$192,612	$180,803	$163,934

Historically, our services were provided under agreements with state and local government agencies established to meet the needs of our consumers. Our consumers are predominately “dual eligible” and as such are eligible to receive both Medicare and Medicaid funded home-based personal care. As a result of certain legislation enacted by the federal government, states are being incentivized to initiate dual eligible demonstration programs and other managed Medicaid initiatives, which are designed to coordinate the services provided through these two programs, with the overall objectives to better coordinate service delivery and, over the long term, to reduce costs. Increasingly, states are implementing these managed care programs and as such are transitioning management of individuals such as our consumers to local and national managed care organizations. Under these arrangements the managed care organizations have an economic incentive to provide home and community based services to consumers as a means to better manage the acute care expenditures of their membership. Managed care revenues account for 18.3% of our revenue mix.

The home and community based services we provide include assistance with bathing, grooming, dressing, personal hygiene and medication reminders, and other activities of daily living. We provide these services on a long-term, continuous basis, with an average duration of approximately 21 months per consumer. Our adult day centers provide a comprehensive program of skilled and support services and designated medical services for adults in a community-based group setting. Services provided by our adult day centers include social activities, transportation services to and from the centers, the provision of meals and snacks, personal care and therapeutic activities such as exercise and cognitive interaction.

Our model is designed to improve consumer outcomes and satisfaction, as well as lower the cost of acute care treatment and reduce service duplication. We believe our model to be especially valuable to managed care organizations that have economic responsibility for both home and community services as well as acute care expenditures. Over the long term, we believe our model will be a differentiator and as a result we expect to receive increased referrals from the managed care organizations.

We utilize our home care aides to observe and report changes in the condition of our consumers for the purpose of early intervention in the disease process, thereby preventing or reducing the cost of medical services by avoiding emergency room visits, and/or reducing the need for hospitalization. We coordinate the services provided by our team with those of other health care agencies as appropriate. Changes in consumers’ conditions are evaluated by appropriately trained managers and referred to either appropriate medical personnel including the consumers’ primary care physicians or managed care organizations for treatment and follow-up. We believe this approach to the care of our consumers and the integration of our services into the broader healthcare continuum are attractive to managed care organizations and others who are ultimately responsible for the healthcare needs and costs of our consumers, and over time will increase our business with them.

We are investing in technology-based solutions to support and facilitate our coordinated care model. We utilize Interactive Voice Response (“IVR”) systems and smart phone applications to communicate with the homecare aides. Through these applications we are able to identify changes in health conditions with automated alerts forwarded to appropriate management team for triaging and evaluation. In addition, the technology is used to record basic transaction information about each visit including; start and end times to a scheduled shift, mileage reimbursement, text messages to the homecare aide and communication of basic payroll information.

In addition to our focus on organic growth, we are growing through selective acquisitions which expand our presence in current markets or which facilitate our entry into new markets where the home and community based business is moving to managed care organizations. We completed five acquisitions in December 2013, June 2014 January 2015 and November 2015, respectively, that either expanded our presence in existing markets or provided us with a base of operations in new targeted managed care states. Additionally, on April 24, 2015, we entered into a purchase agreement to acquire South Shore Home Service Inc. and Acaring Home Care, LLC to expand into the State of New York. The transaction was consummated effective February 5, 2016.

Effective March 1, 2013, we sold substantially all of the assets used in our home health business (the “Home Health Business”) in Arkansas, Nevada and South Carolina, and 90% of the Home Health Business in California and Illinois, to subsidiaries of LHC Group, Inc. (the “Purchasers”) for a cash purchase price of approximately $20.0 million. We retained a 10% ownership interest in the Home Health Business in California and Illinois. The assets sold included 19 home health agencies and two hospice agencies in five states. On December 30, 2013, we sold one home health agency in Pennsylvania for approximately $200.0 thousand. The results of the Home Health Business sold are reflected as discontinued operations for all periods presented herein. Continuing operations include the results of operations previously included in our home & community segment and three agencies previously included in our home health segment. Following the sale of the Home Health Business, we manage and internally report our business in one segment. Because regulatory requirements in Delaware and Indiana require home and community based services to be provided by a licensed home health agency, we will continue to provide limited home health services reimbursable by Medicare in these agencies in order to maintain these licenses. In addition, our Priority Home Health Care operations in Ohio maintain enrollment in, but do not derive significant revenues from, Medicare.

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

Our Market and Opportunity

We provide home and community based personal care services to the elderly and other adult infirm who need long-term care and assistance with activities of daily living. A report by the Centers for Medicare & Medicaid Services (“CMS”), in consultation with Truven Health Analytics, from April 28, 2014, estimated total Medicaid expenditures for home and community based services in 2012 (the most recent year in their data set) to be almost $70 billion, representing an annual compound rate of growth of 8.2% over the period from 2007-2012. The report also notes that spending on home and community based services constituted about 50% of total spending in 2012 by Medicaid on the group of programs Medicaid refers to as “long-term services and supports” (with the remaining 50% being spent on institutional programs, i.e. nursing homes and mental health facilities), up from 18% in 1995 (the earliest year in the data set).

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

The Federal Coordinated Health Care Office was established to effectively integrate benefits for consumers who are enrolled in both Medicare and Medicaid, also known as dual eligibles, and improve coordination between the federal and state governments to ensure that dual eligibles have full access to items and services to which they are entitled. Stated goals of the Federal Coordinated Health Care Office are to ensure that the dual eligible population has full access to seamless high quality health care and to make the system as cost-effective as possible. The Federal Coordinated Health Care Office works with the CMS, state Medicaid agencies, and other federal and state agencies, as well as physicians and others, to provide technical assistance and educational tools to improve care coordination between Medicare and Medicaid and to reduce costs, improve beneficiary experience and educate dual eligibles regarding care coverage. It also performs policy and program analysis and develops policy and program recommendations regarding dual eligibles.

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, both laws are referred to herein as the “Health Reform Act”) encourages states to integrate the state managed Medicaid home and community based programs with managed Medicare programs. The objective of these initiatives is to enhance the coordination of benefits between the two programs and to lower overall costs. The integrated programs are being structured as three year pilots. Nationally, 13 states are currently pursuing financial or administrative alignment for dual eligible beneficiaries, including 7 of the 22 states in which we provide services.

We believe that our personal care program and our commitment to our technology platform make us well-suited to partner with managed care organizations to address the needs of the dual eligible population. These programs reduce service duplication between home and community based programs and traditional Medicare home health. We believe our ability to identify changes in our consumers’ health and condition before the medical need requires acute intervention will lower the overall cost of care and will be recognized as an added benefit of our services. We believe this approach to the provision of care to our consumers and the integration of our services into the broader healthcare continuum is particularly attractive to managed care organizations and others who are ultimately responsible for the healthcare needs of our consumers and over time will increase our business with them.

Our Growth Strategy

Our net service revenues growth is closely correlated with the number of consumers to whom we provide our services. Our continued growth depends on our ability to provide consistently high quality care, maintain our existing payor client relationships, establish relationships with new payors and increase our referral sources. Our continued growth is also dependent upon the authorization by state agencies of new consumers to receive our services. We believe there are several market opportunities for growth. The U.S. population of persons aged 65 and older is growing, and the U.S. Census Bureau estimates that this population will more than double by 2050. Additionally, we believe the overwhelming majority of individuals in need of care generally prefer to receive care in their homes or community-based settings. Finally, we believe the provision of home and community based services is more cost-effective than the provision of similar services in an institutional setting for long-term care. The following are the key elements of our growth strategy:

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

Our Services

We deliver services to our consumers through 119 individual agencies located in 22 states and 5 adult day centers in Illinois. Our home and community based services assist consumers, who would otherwise be at risk of placement in a long-term care institution, with activities of daily living.

Services are primarily provided to older adults and younger disabled persons in consumers’ homes on an as-needed, hourly basis. These services, generally provided by home and community based service aides, include non-medical care such as personal care, home support services and adult day care.

Personal care and home support services are provided to consumers who are unable to independently perform some or all of their activities of daily living. Our services are needed when assistance from family or community members is insufficient or where caregivers respite is needed. Personal care services include bathing, grooming, oral care, skincare, assistance with feeding and dressing and medication reminders. Home support services include meal planning and preparation, housekeeping and transportation services. Many consumers need such services on a long-term basis to address chronic or acute conditions. Each payor client establishes its own eligibility standards, determines the type, amount, duration and scope of services, and establishes the applicable reimbursement rate in accordance with applicable law. The average duration of our provision of home and community based services is approximately 21 months per consumer.

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

Most of our services are provided pursuant to agreements with state and local governmental social and aging service agencies. These agreements generally have a term of one to two years and may be terminated with 60 days’ notice. They are typically renewed for one to five-year terms, provided that we have complied with licensing, certification and program standards, and other regulatory requirements. Reimbursement rates and methods vary by state and service type, but are typically based on an hourly or unit-of-service basis. Managed care organizations are becoming an increasing portion of our payor mix as states shift from the management of their programs to managed care organizations. In 2015, approximately 77.7% of our net service revenues from continuing operations were derived from state and local government programs, with 18.3% derived from managed care organizations, while approximately 4.0% of net service revenues from continuing operations were derived from insurance programs and private duty consumers.

For 2015, 2014 and 2013, our revenue mix by payor type for continuing operations was as follows:

	Year Ended December 31,
	2015	2014	2013
State, local and other governmental programs	77.7%	86.4%	94.1%
Managed care organizations	18.3	9.1	1.0
Private duty	3.0	3.4	3.9
Commercial	1.0	1.1	1.0

	100.0%	100.0%	100.0%

We derive a significant amount of our net service revenues from our operations in Illinois, New Mexico, Washington, Ohio and California. The percentages of total revenue for each of these significant states for 2015, 2014 and 2013 were as follows:

	% of Total Revenue for the Years Ended December, 31
State	2015	2014	2013
Illinois	59.5%	60.6%	65.5%
New Mexico	8.5	8.2	2.1
Washington	4.9	5.0	6.5
Ohio	3.2	0.4	—
California	3.2	4.9	5.8

A significant amount of our net service revenues from continuing operations are derived from one specific payor client, the Illinois Department on Aging, which accounted for 48.8%, 53.2% and 58.8% of our total net service revenues from continuing operations for the years ended December 31, 2015, 2014 and 2013, respectively.

We also measure the performance of our business through review of our billable hours per client, billable hours per business day, revenues per billable hour and the number of consumers served, or census.

Competition

The home and community based services industry is highly competitive, fragmented and market specific. Each local market has its own competitive profile and no single competitor has significant market share across all of our markets. Our competition consists of home and community based service providers, home health providers, private caregivers, larger publicly held companies, privately held companies, privately held single-site agencies, hospital-based agencies, not-for-profit organizations, community-based organizations, managed care organizations and self-directed care programs. In addition, certain governmental payors contract for services with independent providers such that our relationships with these payors are not exclusive. This is particularly true in California where individuals act as independent providers who provide services for a consumer and are paid directly by the county where services are delivered. We have experienced, and expect to continue to experience, competition from new entrants into our markets. Increased competition may result in pricing pressures, loss of or failure to gain market share or loss of consumers or payors, any of which could harm our business. In addition, some of our competitors may have greater financial, technical, political and marketing resources and name recognition with consumers and payors.

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

We are establishing new referral relationships with various managed care organizations who are contracting with the states for the management of the state Medicaid programs under dual eligible demonstration and similar Medicaid managed care programs. We have met with all contracted managed care organizations in markets where we serve our clients and are building those relationships necessary to ensure continued referrals of new clients.

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

	Year Ended December 31,
Payor	2015	2014	2013
Illinois Department on Aging	48.8%	53.2%	58.8%
Washington Department of Social and Health Services	4.5	4.6	6.6
United HealthCare of New Mexico	3.2	3.4	0.0
Other federal, state and local payors	25.6	25.7	28.7
Other managed care providers	14.0	8.6	1.0
Private duty	2.9	3.4	3.9
Commercial insurance	1.0	1.1	1.0

Total	100.0%	100.0%	100.0%

Illinois Department on Aging

We provide home and community based services pursuant to agreements with the Illinois Department on Aging, which is funded by Medicaid and general revenue funds of the State of Illinois. Consumers are identified by case managers contracted independently with the Illinois Department on Aging. Once a consumer has been evaluated and determined to be eligible for the program, the case manager refers the consumer to a list of authorized providers, from which the consumer selects the provider. We provide our services in accordance with a care plan developed by the case manager and under administrative directives from the Illinois Department on Aging. We are reimbursed on an hourly fee-for-service basis.

Due to its revenue deficiencies and delay in finalizing a budget, as well as financing issues, the State of Illinois is currently providing reimbursement on a delayed basis with respect to these agreements. These payment delays could adversely impact our liquidity, and may result in the need to increase borrowings under our credit facility. Other delayed payor reimbursements from the State of Illinois could contribute to an increase in our receivables balances.

Washington Department of Social and Health Services

We provide home and community based services pursuant to agreements with the Washington Department of Social and Health Services, which is funded by Medicaid and general revenue funds of the State of Washington. Consumers are identified by area Agency on Aging case managers contracted independently with the Washington Department of Social and Health Services. Once a consumer has been evaluated and determined to be eligible for the program, the case manager refers the consumer to a list of authorized providers, from which the consumer selects the provider. We provide our services in accordance with a care plan developed by the case manager and under administrative directives from the Washington Department of Social and Health Services. We are reimbursed on an hourly fee-for-service basis.

United HealthCare of New Mexico

We provide services under contract with United HealthCare of New Mexico (“United HealthCare”) under the Community Long Term Care Services (CoLTS) program. This is a managed Medicaid program pursuant to which the State of New Mexico has contracted with several commercial insurance payers to manage home and community based services as well as other long-term social services. Under this agreement, consumers are qualified for services and referred to us by United Healthcare. We provide personal care and other in-home support services under this program. Our relationship with United HealthCare is not exclusive, as United HealthCare has a network of providers from which it receives similar services and from which the consumers select a provider. All services are reimbursed on an hourly fee-for-service basis.

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

In an effort to control escalating Medicaid costs, states are increasingly requiring Medicaid beneficiaries to enroll in managed care plans. Under a health reform bill signed into law in January 2012, Illinois set a goal to increase the percentage of Medicaid beneficiaries in Medicaid managed care plans from the then current 8% to 50% by 2015. The State fell just short of that goal, enrolling approximately 1.4 million of its 3.1 million Medicaid population in managed care plans as of January 2015. As of December, 2015, Illinois had enrolled over 2,000,000 Medicaid beneficiaries in all total care coordination programs. Under these managed care programs, states are increasingly requiring Medicaid beneficiaries to work with case managers.

Veterans Health Administration

The Veterans Health Administration operates the nation’s largest integrated health care system, with more than 1,800 sites of care, and provides health care benefits, including home and community based services, to eligible military veterans. The Veterans Health Administration provides funding to regional and local offices and facilities that support the in-home care needs of eligible aged and disabled veterans by contracting directly with local in-home care providers, and to the aid and attendance pension, which pays veterans for their otherwise unreimbursed health and long-term care expenses. We currently have relationships and agreements with the Veterans Health Administration to provide home and community based services in several states, with the largest Veterans Health Administration services being provided to eligible consumers in Illinois, Arkansas and California.

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

Other Managed Care Organizations

Many states are moving the administration of their Medicaid home and community based programs to commercially-managed care insurance companies. This transition is due to federal and state initiatives to address the needs of the dual eligible population and an overall desire to better manage the costs of the Medicaid long term care programs. Reimbursement from the managed care organizations is generally on an hourly, fee-for-service basis with rates consistent with the individual state funded rates.

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

While we no longer receive substantial payments from Medicare for home health services, pursuant to the Home Health Purchase Agreement, we are obligated to indemnify the Purchasers for, among other things, (i) penalties, fines, judgments and settlement amounts arising from a violation of certain specified statutes, including the False Claims Act, the Civil Monetary Penalties Law, the federal Anti-Kickback Statute, the Stark Law or any state law equivalent in connection with the operation of the Home Health Business prior to the consummation of the sale (the “Closing”) and (ii) any liability related to the failure of any reimbursement claim submitted to certain government programs for services rendered by the Home Health Business prior to the Closing to meet the requirements of such government programs, or any violation prior to the Closing of any health care laws. Such liabilities include amounts to be recouped by, or repaid to, such government programs as a result of improperly submitted claims for reimbursement or those discovered as a result of audits by investigative agencies. All services that we have provided that have been or may be reimbursed by Medicare are subject to retroactive adjustments and/or total denial of payments received from Medicare under various review and audit provisions included in the program regulations. The review period is generally described as six years from the date the services are provided but could be expanded to ten years under certain circumstances if fraud is found to have existed at the time of original billing. In the event that there are adjustments relating to the period prior to the Closing, we may be required to reimburse the Purchasers for the amount of such adjustments.

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

Employees

The following is a breakdown of our part- and full-time employees, as well as the employees in our National Support Center, as of December 31, 2015:

	Full-time	Part-time	Total
Continuing Operations – Home and Community Based Services	2,361	18,865	21,226
National Support Center	163	6	169

	2,524	18,871	21,395

Our home and community based service aides provide substantially all of our services and comprise approximately 96.2% of our total workforce. They undergo a criminal background check, and are provided with pre-service training and orientation and an evaluation of their skills. In many cases, home and community based services aides are also required to attend ongoing in-services education. In certain states, our home and community based services aides are required to complete certified training programs and maintain a state certification; however, no state in which we operate requires home and community based services aides to maintain a license similar to that of a nurse or therapist. Approximately 48.6% of our total employees are represented by labor unions. We maintain strong working relationships with these labor unions. We have a national agreement with the Service Employees International Union (the “SEIU”). Wages and benefits are negotiated at the local level at various times throughout the year.

Technology

We have licensed the Horizon Homecare software solution (“Horizon Homecare”) from McKesson Information Solutions, LLC (“McKesson”), to address our administrative, office, clinical and operating information system needs, including compliance with the Health Insurance Portability and Accountability Act, or HIPAA, requirements. Horizon Homecare assists our staff in gathering information to improve the quality of consumer care, optimize financial performance, adjust consumer mix, promote regulatory compliance and enhance staff efficiency. Horizon Homecare supports intake, personnel scheduling, office, clinical and reimbursement management in an integrated database. Horizon Homecare is hosted by McKesson in a secure data center, which provides multiple redundancies for storage, power, bandwidth and security. Using this technology, we are able to standardize the care delivered across our network of locations and effectively monitor our performance and consumer outcomes.

During the first quarter of 2015, we completed our transition from an internally developed and customized payroll management system to calculate and produce our payroll to a commercial human resource and payroll system vendor, provided by Ultimate Software. The Ultimate Software solution is a web based provider of integrated human resource and payroll software, which supports our management with the systems and reporting necessary to manage our employees. Both software systems are integrated with Horizon Homecare and other clinical data-management systems, and include features for tax reporting, managing wage assignments and garnishments, on-site check printing, general ledger population and direct-deposit paychecks. Secure management reports are made available centrally and through our internal reporting module.

We utilize commercial vendors for electronic visit verification pursuant to which our home and community based service aids record their beginning and ending times for services provided through either an IVR system or cell phone based system. We have supplemented these commercial systems with company developed mobile applications that allow our homecare aides the ability to communicate with our support center, to request additional work if available, to monitor or change their schedules and to inquire about payroll information. In addition, our software development includes features to allow our homecare aides to communicate changes in the health condition of our consumers. We utilize this information to support our coordinated care model and to communicate to managed care organizations.

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

Medicaid Participation

To participate in and qualify for reimbursement under Medicaid programs, we are subject to various requirements imposed by federal and state authorities. If we were to violate the applicable federal and state regulations, we could be excluded from participation in federal and state healthcare programs and be subject to substantial civil and criminal penalties. New federal regulations took effect on March 17, 2014 setting forth eligibility requirements for home and community based services provided under Medicaid waiver programs. The regulations specify that home and community based settings must be integrated in and support full access to the greater community, selected by individuals from among different setting options, ensure privacy rights of individuals, optimize autonomy and independence in making life choices, and facilitate individual choice regarding services and supports. In addition, the regulations impose several conditions on provider-owned or controlled residential settings. All states were required to submit transition plans to CMS by March 17, 2015, detailing any actions necessary for the state to achieve compliance with the new requirements. We may face additional costs associated with compliance with these regulations, but it is difficult to ascertain the impact of these costs at this time and these costs will vary from state to state depending on how the requirements are implemented.

Health Reform Act

The Health Reform Act includes several provisions that may affect reimbursement for our services. The Health Reform Act is broad, sweeping reform, and is subject to change, including through the adoption or revision of related regulations, the way in which its provisions are interpreted and the manner in which it is enforced. Although the Health Reform Act provides for expansion of eligibility for Medicaid enrollment, 16 states, including some in which we do business, have opted not to participate in Medicaid expansion. The Health Reform Act also creates within CMS a Center for Medicare and Medicaid Innovation, or CMMI, to test innovative payment and service delivery systems to reduce program expenditures while maintaining or enhancing quality. Among the issues that are to be addressed by CMMI are: allowing the states to test new models of care for individuals dually eligible for Medicare and Medicaid, supporting “continuing care hospitals” that offer post-acute care during the 30 days following discharge, funding home health providers that offer chronic care management services, and establishing pilot programs that bundle acute care hospital services with physician services and post-acute care services, including home health services for patients with certain selected conditions. We may have difficulty negotiating for a fair share of the bundled payment. In addition, we may be unfairly penalized if a consumer is readmitted to the hospital within 30 days of discharge for reasons beyond our control.

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

A provision of the Health Reform Act implemented a requirement that health care providers report and return overpayments received from Medicare or Medicaid within 60 days of identifying the overpayment, or by the date any applicable corresponding cost report is due (whichever is later). Overpayments may include payments for services for which the provider does not have proper documentation, and failure to report and return overpayments within the applicable time period can subject providers to liability under the False Claims

Act. On February 12, 2016, CMS published final regulations interpreting the 60-day rule’s application to overpayments under Medicare Part A and Part B. In pertinent part, the final regulations clarify when an overpayment is “identified” for purposes of the 60-day rule, and obligate providers to conduct both proactive and reactive compliance activities to identify and return overpayments. The 60-day rule regulations apply to overpayments identified within six years of the date the overpayment was received. Additionally, the statutory 60-day rule requirements continue to obligate providers to report and return Medicaid overpayments. The only federal court to consider this provision of the Health Reform Act as applied to Medicaid overpayments interpreted a provider’s obligation to identify and return an overpayment broadly, holding in part that an overpayment is identified when a provider is put on notice of a potential overpayment.

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

The risks described below, and the risks described elsewhere in this Form 10-K, could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows and the actual outcome of matters as to which forward-looking statements are made in this Form 10-K. The risk factors described below and elsewhere in this Form 10-K are not the only risks we face. Our business and consolidated financial condition, results of operations and cash flows may also be materially adversely affected by factors that are not currently known to us, by factors that we currently consider immaterial or by factors that are not specific to us, such as general economic conditions.

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

For the year ended December 31, 2015, we derived approximately 77.7% of our net service revenues from continuing operations from agreements that are directly or indirectly paid for by state and local governmental agencies, such as Medicaid funded programs and Medicaid waiver programs. Governmental agencies generally condition their agreements with us upon a sufficient budgetary appropriation. If a governmental agency does not receive an appropriation sufficient to cover its contractual obligations with us, it may terminate an agreement or defer or reduce the amount of the reimbursement we receive. Almost all the states in which we operate experience periodic financial pressures and budgetary shortfalls due to changing economic conditions and the rising costs of health care, and as a result, have made, are considering or may consider making changes in their Medicaid, Medicaid waiver or other state and local medical and social programs. The Deficit Reduction Act of 2005 permits states to make benefit cuts to their Medicaid programs, which could affect the services for which states contract with us. Changes that states have made or may consider making to address their budget deficits include:

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

Certain of these measures have been implemented by, or are proposed in, states in which we operate. The Governor of Illinois has proposed a budget that contemplates many of these above-mentioned changes in order to control costs in Illinois. In 2015, we derived approximately 59.5% of our total net service revenues from continuing operations from services provided in Illinois, 8.5% of our total net service revenues from continuing operations in New Mexico, 4.9% of our total net service revenues from continuing operations from services provided in Washington, 3.2% of our total net service revenues from continuing operations from services provided in Ohio, and 3.2% of our total net service revenues from continuing operations from services provided in California. Because a substantial portion of our business is concentrated in these states, any significant reduction in expenditures that pay for our services in these states and other states in which we do business may have a disproportionately negative impact on our future operating results. Provisions in the Health Reform Act increase eligibility for Medicaid, which may cause a reallocation of Medicaid funding. It is difficult to predict at this time what the effect of these changes would be on our business. If changes in Medicaid policy result in a reduction in available funds for the services we offer, our net service revenues could be negatively impacted.

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

In March 2013, the federal government implemented certain budgetary restrictions, commonly known as sequestration. Although Medicaid is exempt from these automatic cuts, sequestration remains in place through fiscal year 2021 and could negatively impact reimbursement or authorizations for services under our federal or state contracts. In December, 2015, the Congressional Budget Office estimated that sequestration will not be required for 2016.

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

Nationally, 13 states are currently pursuing financial or administrative alignment for dual eligible beneficiaries, including 7 of the 22 states in which we provide services. However, the timing for implementation of these demonstration projects is unknown at this time. In addition, the final regulations implementing these programs modify the requirements and definitions around home and community-based settings. We cannot assure you that: we will be able to secure favorable contracts with all or some of the managed care organizations; our reimbursement under these programs will remain at current levels; that the authorizations for services will remain at current levels or that our profitability will remain at levels consistent with past performance. If states in which we provide services transition their home and community based programs to managed care organizations and we are not able to participate through contracts with managed care organization or otherwise, we could lose revenue generated in those states, even in states in which we currently have contracts to provide home and community based services.

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

The implementation of alternative payment models by CMS may limit our ability to increase our market share and could adversely affect our revenues.

CMS published final regulations implementing the Medicare Shared Savings Program (“MSSP”) in November 2011, which is intended to facilitate coordination and cooperation among providers through participation in accountable care organizations (“ACOs”) that seek to improve the quality of care for Medicare fee-for-service beneficiaries and reduce unnecessary costs. This program incentivizes efforts by hospitals and physician groups to organize and coordinate patient care and is not directed toward home and community based service providers. In addition, several states have implemented, or plan to implement, accountable care models for their Medicaid populations. If we are not included in development of these programs, or if the ACOs establish similar services to include home and community based programs for their participants, we are at risk for losing market share and for a loss of our current business. Other cost savings initiatives may be presented by the government and commercial payors to control costs and reduce hospital admissions / readmissions in which we could be financially at risk. We cannot predict at this time what effect ACOs or like organizations may have on our company.

In November, 2015, CMS published a final rule implementing the Comprehensive Care for Joint Replacement model, a new bundled payment program under which hospitals will receive bundled payments for care provided during a patient’s inpatient stay and for a period of 90 days after discharge in connection with certain orthopedic procedures. Participation in this program is mandatory for hospitals in 67 metropolitan statistical areas across the country, which may include areas where we provide services. The program’s first performance period commences April 1, 2016, and the program will continue during calendar years 2017, 2018, 2019 and 2020, respectively. This program creates incentives for close collaboration between hospitals and post-acute care providers, such as home care agencies, to reduce costs. Therefore, the program’s impact on us will depend on whether and to what extent we are able to establish arrangements with participating hospitals and on the terms of such arrangements.

Efforts to reduce the costs of the Illinois Department on Aging program could adversely affect our service revenues and profitability.

In 2015, we derived approximately 48.8% of our revenue from continuing operations from the Illinois Department on Aging program. Since 2011, the State of Illinois has undertaken a number of initiatives to reduce the costs of the Illinois Department on Aging program, such as the mandated utilization of an electronic visit verification (EVV) system by all providers. In his fiscal year 2016 budget proposal, the Governor of Illinois proposed changes aimed at reducing expenditures by the Illinois Department on Aging, such as an income cap and higher threshold of need for eligibility in the Community Care Program, as well as elimination of the add-on rate the Illinois Department on Aging had been paying Community Care Program service providers to help those providers pay for employee healthcare. Illinois has yet to enact a budget for fiscal year 2016. The Governor of Illinois recently issued a proposed budget for fiscal year 2017, which begins July 1, 2016. In his proposed 2017 budget, the Governor again offered several measures intended to reduce costs associated with the Illinois Department on Aging, such as shifting non-Medicaid eligible seniors from the Community Care Program to a new program known as the Community Reinvestment Program, a move that the Governor estimates will save approximately $197 million in fiscal year 2017. At this time, it is difficult to ascertain how significant an impact these initiatives will have on our business. If they impact the eligibility of our consumers, the number of hours authorized or services provided to existing consumers, they would adversely affect our service revenues and profitability.

Delays in reimbursement due to state budget deficits may increase in the future, adversely affecting our liquidity.

There is generally a delay between the time that we provide services and the time that we receive reimbursement or payment for these services. Many of the states in which we operate are operating with budget deficits for their current fiscal year. These and other states may in the future delay reimbursement, which would adversely affect our liquidity. Specifically, the State of Illinois is currently reimbursing us on a delayed basis. This includes our agreements with the Illinois Department on Aging, our largest payor, for which we have not received payment since June 30, 2015. Our accounts receivable, net of allowance for doubtful accounts at December 31, 2015 increased 23% compared to 2014, due in part to delays from the State of Illinois in the second half of 2015. Accounts receivable attributable to delayed payments from the State of Illinois totaled $35.2 million at the end of 2015. Our reimbursements from the State of Illinois could be further delayed because current forecasts indicate higher state deficits in the near future. In addition, from time to time, procedural issues require us to resubmit claims before payment is remitted, which contributes to our aged receivables. Additionally, unanticipated delays in receiving reimbursement from state programs due to changes in their policies or billing or audit procedures may adversely impact our liquidity and working capital. We fund operations primarily through the collection of accounts receivable. As a result of the significant delay in payments under our contracts with the Illinois Department on Aging, we could be required to increase borrowings under our credit facility.

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

In 2015, we derived approximately 48.8% of our net service revenues from continuing operations under agreements with the Illinois Department on Aging, 4.5% of our net service revenues from continuing operations under an agreement with the State of Washington and 3.2 % of our net service revenues from continuing operations under an agreement with United HealthCare of New Mexico. Each of our agreements is generally in effect for a specific term. For example, the services we provide to the Illinois Department on Aging are provided under a number of agreements that expire at various times through 2016 and 2018.

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

There are limited barriers to entry in providing home-based social and medical services, and the trend has been for states to eliminate many of the barriers that historically existed. For example, Illinois changed the way in which it procures home and community based service providers in 2009, allowing all providers that are willing and capable to obtain state approval and provide services. This may increase competition in that state, and because we derived approximately 59.5% of our net service revenues from continuing operations from services provided in Illinois in 2015, this increased competition could negatively impact our business.

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

States, most notably Illinois are experiencing large budget deficits, which may result in lower payments. The Governor of Illinois proposed a budget for the State’s fiscal year 2016 which has certain provisions that would impact the budget and related services provided by the Illinois Department on Aging, as well as transition 20,000 Medicaid beneficiaries from the Illinois Community Care Program to Capitated Coordinated Care. The State has yet to pass a budget for fiscal year 2016. The Governor of Illinois recently proposed a budget for fiscal year 2017 (which starts July 1, 2016) that also contains several measures aimed at reducing costs associated with the Illinois Department on Aging. If enacted, these measures could affect the number of clients we serve and our growth in Illinois. To the extent the State continues to have fiscal issues, reimbursement from the State may be negatively impacted. In addition, private payors, including commercial insurance companies, could also reduce reimbursement. Any reduction in reimbursements or imposition of copayments that dissuade the use of our services, or any reduction in reimbursement from private payors, could materially adversely affect our profitability.

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

A provision of the Health Reform Act implemented a requirement that health care providers report and return overpayments received from Medicare or Medicaid within 60 days of identifying the overpayment, or by the date any applicable corresponding cost report is due (whichever is later). Overpayments may include payments for services for which the provider does not have proper documentation, and failure to report and return overpayments within the applicable time period can subject providers to liability under the False Claims Act. On February 12, 2016, CMS published final regulations interpreting the 60-day rule’s application to overpayments under Medicare Part A and Part B. In pertinent part, the final regulations clarify when an overpayment is “identified” for purposes of the 60-day rule, and obligate providers to conduct both proactive and reactive compliance activities to identify and return overpayments. The 60-day rule regulations apply to overpayments identified within six years of the date the overpayment was received. Additionally, the statutory 60-day rule requirements continue to obligate providers to report and return Medicaid overpayments. The only federal court to consider this provision of the Health Reform Act as applied to Medicaid overpayments interpreted a provider’s obligation to identify and return an overpayment broadly, holding in part that an overpayment is identified when a provider is put on notice of a potential overpayment. If we were to identify documentation failures that could not be corrected we could be required to return payments received for those claims within the mandated time period. If we fail to identify and return overpayments within the required time period we could be subject to suits under the False Claims Act by the government or relators (whistleblowers). During an internal evaluation of billing processes, we discovered documentation errors in a number of claims that we had submitted to Medicare and consistent with applicable law, in March 2014, we voluntarily remitted approximately $1,800,000 to the government. See Note 6 to the Consolidated Financial Statements, Details of Certain Balance Sheet Accounts, included elsewhere herein for more information.

As noted in the “Business-Overview” section above, new federal regulations took effect on March 17, 2014 setting forth eligibility requirements for home and community based services provided under Medicaid waiver programs. Home and community based service providers will face costs associated with compliance with these regulations, but it is difficult to ascertain the impact of these costs at this time and these costs will vary from state to state depending on how the requirements are implemented.

On October 9, 2014, CMS issued a proposed rule that would revise the Medicare and Medicaid conditions of participation for home health agencies. The proposed rule would require home health agencies to develop, implement and maintain an agency-wide, data-driven quality assessment and improvement program and a system of communication and integration to identify patient needs and coordinate care. The proposed rule also aims to clarify and expand current patient rights requirements and contains several other clarifications and updates largely focused on creating a more patient-centered, data-driven, outcome-oriented process for patient care. While we sold our Home Health Business, as discussed in “Business-Overview” above, we retain some limited Medicare business as a result of our acquisition of Priority Home Health Care, Inc. and otherwise. If the proposed rule is finalized, we expect to face costs associated with compliance with such changes.

In July 2015, CMS published its star rating methodology for home health agencies to meet the Health Reform Act’s call for more transparent, public information on provider quality. All Medicare-certified home health agencies are eligible to receive a star rating (from one to five stars) based on a number of quality measures, such as timely initiation of care, drug education provided to patients, fall risk assessment, depression assessments, improvements in bed transferring and bathing, and acute care hospitalization among others. Ratings are available on the CMS Home Health Compare website (“Home Health Compare”). CMS also plans to publish patient experience of care measures on Home Health Compare in early 2016. It is not clear at this time what impact, if any, the rating system will have on our remaining Home Health Business.

In October 2013, California enacted the Home Care Services Consumer Protection Act. The act establishes a licensing program for home care organizations, and requires background checks, basic training, and tuberculosis screening for the aides that are employed by home care organizations. The Home Care Services Consumer Protection Act was implemented as of January 1, 2016, at which time home care organizations and aides were required to be in compliance with the new licensing and background check requirements. Although we sold the bulk of our home health business in California in March 2013, we continue to operate in California. The requirements of the act are expected to impose additional costs on us.

We are subject to various other federal and state regulations and laws, including anti-referral laws, the Anti-Kickback Statute, the Stark Law, the False Claims Act, Fraud Alerts, HIPAA and the HITECH Act as described in the Section “Government Regulation.” Failure to comply with these regulations or violations of these laws could lead to fines and exclusions or other sanctions that could have a material effect on our business.

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

Under the Health Reform Act, we were required to provide a minimum level of coverage for 70% of our full-time employees in 2015 or be subject to an annual penalty. For 2016, coverage must extend to 95% of our full-time employees. Approximately 78% of our employees are provided any medical coverage. We are evaluating our options to minimize our exposure as a result of this requirement. If we determine that we will provide medical coverage for these employees, the costs could be material and have a significant effect on our profitability. If we determine not to offer medical coverage, we could be assessed fines or penalties for individuals who seek medical coverage through federal and state health exchanges. Depending on the number of employees who seek coverage in this manner, the penalties could be material and have a significant effect on our profitability.

In September 2013, the United States Department of Labor (the “Department of Labor”) announced the adoption of a rule that extended the minimum wage and overtime pay requirements of federal law to most direct care workers, such as home health aides, personal care aides and certified nursing assistants. These employees have been exempt from federal wage laws since 1974. The new rule was slated to take effect on January 1, 2015, (though the Department of Labor announced on October 7, 2014 that it would delay enforcement of the rule until June 30, 2015). Two decisions from the United States Court for the District of Columbia, handed down on December 22, 2014 and January 14, 2015, invalidated key provisions in the rule, effectively restoring the status quo in which home care agencies and other third party employers were able to utilize the “companionship services” exemption to the minimum wage and overtime requirements of the Fair Labor Standards Act. However, on August 21, 2015, the United States District Court of Appeals for the District of Columbia reversed the lower court’s previous ruling and reinstated the Department of Labor’s rule to extend federal minimum wage and overtime pay protections to most direct care workers. The rule became effective on October 13, 2015, and the Department of Labor began enforcement of the rule in November 2015. The National Association for Home Care and Hospice has appealed the Court of Appeals decision to the Supreme Court of the United States and it is unknown at this time whether the Supreme Court will grant certiorari and review the appeal. As a result of the Department of Labor’s rule, the costs of providing home care may increase and the demand for our services may decrease due to these increased costs. We may also face increased turnover of our home care workers and associated costs. At this time, it is difficult to determine the exact financial impact the final rule will have on our business.

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

The Department of Labor has also issued a proposed rule that, among other things, would increase the overtime salary exemption to $50,440 from $23,660. Under the proposed rule, this exemption level would be updated annually. If finalized in its current form, this proposed rule could increase our costs by requiring us to pay overtime to additional employees. It is anticipated that a final rule will become effective in late 2016.

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

At December 31, 2015 and December 31, 2014, we had cash balances of $4.1 million and $13.4 million, respectively. As of December 31, 2015 and 2014, we had no outstanding debt on our credit facility. After giving effect to the amount drawn on our credit facility, approximately $16.7 million and $15.5 million of outstanding letters of credit at December 31, 2015 and 2014, respectively and borrowing limits based on an advanced multiple of adjusted EBITDA, we had $58.2 million and $39.5 million available for borrowing under the credit facility as of December 31, 2015 and 2014, respectively. Since our credit facility provides for borrowings based on a multiple of an EBITDA ratio, any declines experienced in our EBITDA would result in a decrease in our available borrowings under our credit facility.

We cannot predict the timing, size and success of our acquisition efforts, our efforts to expand into new geographic regions or the associated capital commitments. If we do not have sufficient cash resources or availability under our credit facility, our growth could be limited unless we obtain additional equity or debt financing. In the future, we may elect to issue additional equity securities in conjunction with raising capital, completing an acquisition or expanding into a new geographic region. Such issuances would be dilutive to existing shareholders. In addition, our credit facility prohibits us from consummating more than three acquisitions in any calendar year, consummating any individual acquisition with a purchase price in excess of $25.0 million and consummating acquisitions with a total purchase price in excess of $40.0 million in the aggregate over the term of the credit facility, without the consent of the lenders. In addition, our credit facility requires, among other things, that we are in pro forma compliance with the financial covenants set forth therein and that no event of default exists before and after giving effect to any proposed acquisition. Our ability to expand in a manner consistent with historic practices may be limited if we are unable to obtain such consent from our lenders.

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

We are subject to a risk of work stoppages and other labor relations matters because our hourly workforce is highly unionized. As of December 31, 2015, approximately 48.6% of our workforce was represented by two national unions, including the SEIU, which is our largest union. We have a national agreement with the SEIU. Wages and benefits are negotiated at the local level at various times throughout the year. These negotiations are often initiated when we receive increases in our hourly rates from various state agencies. Upon expiration of these collective bargaining agreements, we may not be able to negotiate labor agreements on satisfactory terms with these labor unions. A strike, work stoppage or other slowdown could result in a disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business. Labor costs are the most significant component of our total expenditures and, therefore, an increase in the cost of labor could significantly harm our business.

Our operations subject us to risk of litigation.

Operating in the home and community based services industry exposes us to an inherent risk of wrongful death, personal injury, professional malpractice and other potential claims or litigation brought by our consumers and employees. Because we operate in this industry, from time to time, we are subject to claims alleging that we did not properly treat or care for a consumer that we failed to follow internal or external procedures that resulted in death or harm to a consumer or that our employees mistreated our consumers, resulting in death or harm. We are also subject to claims arising out of accidents involving vehicle collisions brought by consumers whom we are transporting or from employees driving to or from home visits. We operate five adult day centers which provide transportation for our elderly and disabled consumers. Each of our vehicles transports seven to fourteen passengers to and from our locations. The concentration of consumers in one vehicle increases the risk of larger claims being brought against us in the event of an accident.

In addition, regulatory agencies may initiate administrative proceedings alleging violations of statutes and regulations arising from our services and seek to impose monetary penalties on us. We could be required to pay substantial amounts to respond to regulatory investigations or, if we do not prevail, damages or penalties arising from these legal proceedings. We also are subject to potential lawsuits under the Federal False Claims Act or other federal and state whistleblower statutes designed to combat fraud and abuse in our industry including the Federal False Claims Act litigation discussed in Item 3 hereof. This and other similar lawsuits can involve significant monetary awards or penalties which may not be covered by our insurance. If our third-party insurance coverage and self-insurance coverage reserves are not adequate to cover these claims, it could have a material adverse effect on our business, results of operations and financial condition. Even if we are successful in our defense, civil lawsuits or regulatory proceedings could distract us from running our business or irreparably damage our reputation.

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

Inclement weather may prevent our employees from providing authorized services. We are not paid for authorized services that are not delivered due to these weather events. Furthermore, prolonged inclement weather or the occurrence of natural disasters in the markets in which we operate could disrupt our relationships with consumers, employees and referral sources located in affected areas and, in the case of our corporate office, our ability to provide administrative support services, including billing and collection services. For example, our corporate headquarters and a number of our agencies are located in the Midwestern United States and California, increasing our exposure to blizzards and other major snowstorms, ice storms, tornadoes, flooding and earthquakes. Future inclement weather or natural disasters may adversely affect our business and consolidated financial condition, results of operations and cash flows.

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

Our business requires the secure transmission of confidential information over public networks. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security systems and consumer data stored in our information systems. Anyone who circumvents our security measures could misappropriate our confidential information or cause interruptions in our services or operations. The Internet is a public network, and data is sent over this network from many sources. In the past, computer viruses or software programs that disable or impair computers have been distributed and have rapidly spread over the Internet. Computer viruses could be introduced into our systems which could disrupt our operations or make our systems inaccessible. Computer hackers are increasingly targeting health care organizations via cyber-attacks in order to access and/or steal sensitive patient data. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. Our security measures may be inadequate to prevent security breaches, and our business operations would be negatively impacted by cancellation of contracts and loss of consumers if security breaches are not prevented. In the event of a security breach involving sensitive patient information, nearly all states have state-specific breach notification laws that require the provision of notice to affected state residents and may mandate the provision of related security services to affected individuals, which could cause us to incur additional costs.

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

Our credit facility agreement requires us to comply with customary financial and non-financial covenants. The financial covenants require us to maintain a minimum fixed charge ratio and a maximum senior leverage ratio, and limit our capital expenditures. Our credit facility also includes non-financial covenants including restrictions on our ability to:

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

Our current principal stockholders could have significant influence over us, and they could delay, deter or prevent a change of control or other business combination or otherwise cause us to take action with which you might not agree.

Eos Capital Partners III, L.P. and Eos Partners SBIC III, L.P., or the Eos Funds, together beneficially own approximately 35.1% of our outstanding common stock as of December 31, 2015. As a result, the Eos Funds have the ability to significantly influence all matters submitted to our stockholders for approval, including:

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

Goodwill and intangible assets with finite lives represent a significant portion of our assets. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill has been impaired. If as part of our annual review of goodwill and intangibles, we were required to write down all or a significant part of our goodwill and/or intangible assets, our net earnings and net worth could be materially adversely affected, which could affect our flexibility to obtain additional financing. In addition, if our assumptions used in preparing our valuations for purposes of impairment testing differ materially from actual future results, we may record impairment charges in the future and our financial results may be materially adversely affected. We had $68.8 million and $64.2 million of goodwill and $10.4 million and $10.3 million of intangible assets recorded on our consolidated balance sheet at December 31, 2015 and 2014, respectively.

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

•

we have a small base of registered shares of common stock consisting of the 5,400,000 shares we issued in our initial public offering (“IPO”), which represents approximately 48.6% of our total common shares outstanding, that could result in significant stock price movements upward or downward based on low levels of trading volume in our common stock;

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

Provisions in our organizational documents and Delaware or certain other state laws could delay or prevent a change in control of our company, which could adversely affect the price of our common stock.

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

As a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law. This section generally prohibits us from engaging in mergers and other business combinations with stockholders that beneficially own 15% or more of our voting stock, or with their affiliates, unless our directors or stockholders approve the business combination in the prescribed manner. However, because the Eos Funds acquired their shares prior to our IPO, Section 203 is currently inapplicable to any business combination with the Eos Funds or their affiliates. In addition, our amended and restated bylaws require that any stockholder proposals or nominations for election to our board of directors must meet specific advance notice requirements and procedures, which make it more difficult for our stockholders to make proposals or director nominations. Certain states in which we operate, such as New York, may require regulatory approval of persons meeting such states’ definition of “controlling persons” or similar concepts, which could delay or deter a change of control or other business combination with us.

We have identified a material weakness in our internal control over financial reporting, and if we fail to achieve and maintain effective internal control over financial reporting, our business and stock price could be adversely impacted.

Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires our management to report on, and requires our independent registered public accounting firm to attest to, the effectiveness of our internal controls over financial reporting. Compliance with SEC regulations adopted pursuant to Section 404 of the Sarbanes Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting. Compliance with Section 404(b) of the Sarbanes-Oxley Act has increased our legal and financial compliance costs making some activities more difficult, time-consuming or costly and may also place strain on our personnel, systems and resources.

Accordingly, we are required to have an audit of our internal controls over financial reporting. Based on our evaluation, our management has determined that a material weakness in internal controls existed as of December 31, 2015. Specifically, controls regarding segregation of duties and user access as well as monitoring and review controls related to billable and non-billable transactions were ineffective. There were insufficient controls over validating the completeness and accuracy of underlying data used in the operation of monitoring controls as well as ineffective controls related to review of new hire, terminations and payroll changes. Because our revenue and payroll are dependent on the effectiveness of these controls, these deficiencies, in the aggregate, result in a reasonable possibility that a material misstatement of our revenue or payroll expense may not be prevented or detected on a timely basis.

We cannot assure you that we will be able to remediate our existing material weakness in a timely manner, if at all, or that in the future additional material weaknesses will not exist, reoccur or otherwise be discovered. If our efforts to remediate this material weakness are not successful or if other deficiencies occur, our ability to accurately and timely report our financial position, results of operations, cash flows or key operating metrics could be impaired, which could result in a material misstatement in our financial statements, late filings of our annual and quarterly reports under the Securities Exchange Act of 1934, as amended, restatements of our consolidated financial statements or other corrective disclosures, or other material adverse effects on our business, reputation, results of operations, financial condition or liquidity. Furthermore, if we continue to have this existing material weakness, or if we have other material weaknesses in the future, it could create a perception that our financial results do not fairly state our financial condition or results of operations. Any of the foregoing could have an adverse effect on the value of our stock.

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

The availability of funds under the revolving credit portion of our credit facility, is based on the lesser of (i) the product of adjusted EBITDA, as defined in the credit agreement, for the most recent 12-month period for which financial statements have been delivered under the credit agreement multiplied by the specified advance multiple, up to 3.25, less the outstanding senior indebtedness and letters of credit, and (ii) $75.0 million less the outstanding revolving loans and letters of credit. Interest on the revolving credit portion of our credit facility may be payable at (x) the sum of (i) an applicable margin ranging from 2.00% to 2.50% based on the applicable leverage ratio plus (ii) a base rate equal to the greatest of (a) the rate of interest last quoted by The Wall Street Journal as the “prime rate,” (b) the sum of the federal funds rate plus a margin of 0.50% and (c) the sum of the adjusted LIBOR that would be applicable to a loan with an interest period of one month advanced on the applicable day plus a margin of 3.00% or (y) the sum of (i) an applicable margin ranging from 3.00% to 3.50% based on the applicable leverage ratio plus (ii) the adjusted LIBOR that would be applicable to a loan with an interest period of one, two or three months advanced on the applicable day or (z) the sum of (i) an applicable margin ranging from 3.00% to 3.50% based on the applicable leverage ratio plus (ii) the daily floating LIBOR that would be applicable to a loan with an interest period of one month advanced on the applicable day. We pay a fee ranging from 0.25% to 0.50% per annum based on the applicable leverage ratio times the unused portion of the revolving portion of the credit facility. Issued stand-by letters of credit are charged at a rate equal to the applicable margin for LIBOR loans payable quarterly. We did not have any amounts outstanding on the credit facility as of December 31, 2015 or 2014, and the total availability under the revolving credit loan facility was $58.3 million and $39.5 million as of December 31, 2015 and December 31, 2014, respectively.

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

We do not own any real property. As of December 31, 2015, we operated at 120 leased properties including our National Support Center. Home and community based services are operated out of 119 of these facilities. As part of the sale of the Home Health Business, a portion of 10 of the facilities are currently subleased to the Purchasers. We lease approximately 59,000 square feet of office space in Downers Grove, Illinois, which serves as our corporate headquarters.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are subject to claims and suits arising in the ordinary course of our business, including claims for damages for personal injuries. In our management’s opinion, the ultimate resolution of any of these pending claims and legal proceedings will not have a material adverse effect on our financial position or results of operations.

On January 20, 2016, we were served with a lawsuit that was filed in the United States District Court for the Northern District of Illinois against the Company and Cigna Corporation by Stop Illinois Marketing Fraud, LLC, a qui tam relator formed for the purpose of bringing this action. In the action, the plaintiff alleges, inter alia, our violation of the Federal False Claims Act relating primarily to allegations of improper referrals of patients from our home care division to our Home Health Business which was sold in 2013. The plaintiff seeks to recover damages, fees and costs under the Federal False Claims Act, including treble damages, civil penalties and its attorneys’ fees. The U.S. government has declined to intervene at this time. Based on our review of the complaint, we believe the case will not have a material adverse effect on our business, financial condition or results of operations. We intend to defend the litigation vigorously. Under the current schedule in the action, plaintiff has until April 4, 2016 to file an amended complaint, and defendants’ motion to dismiss the amended complaint is due by June 6, 2016. The Court has stayed discovery in the action pending resolution of defendants’ motion to dismiss.

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

	High	Low
2015
Fourth Quarter	$38.08	$35.00
Third Quarter	35.83	34.16
Second Quarter	29.19	28.64
First Quarter	24.68	23.99

2014
Fourth Quarter	$24.29	$24.00
Third Quarter	23.50	23.24
Second Quarter	24.32	23.51
First Quarter	29.45	28.56

Holders

As of December 31, 2015, 38.1% of our shares were held by Company insiders. An additional 61.0% of the stock was held by 135 institutional investors. As of February 19, 2016, Addus HomeCare Corporation had approximately 2,540 shareholders, including 32 shareholders of record.

Dividends

Historically, we have not paid dividends on our common stock, and we currently do not intend to pay any dividends on our common stock. We currently plan to retain any earnings to support the operation, and to finance the growth, of our business rather than to pay cash dividends. Payments of any cash dividends in the future will depend on our financial condition, results of operations and capital requirements as well as other factors deemed relevant by our board of directors. Our credit facility restricts our ability to declare or pay any dividend or other distribution unless no default then exists or would occur as a result thereof, we are in pro forma compliance with the financial covenants contained in the credit facility after giving effect thereto, we have an excess availability of at least 40% of the revolving credit commitment under the credit facility and the aggregate amount of dividends and distributions paid in any fiscal year does not exceed $5.0 million.

Equity Compensation Plan

The following table presents securities authorized for issuance under our equity compensation plans at December 31, 2015.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column) (3)
Equity Compensation Plans Approved by Security Holders	650,458	$12.70	1,334,127
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	650,458	$12.70	1,334,127

(1)	Includes grants of stock options.

(2)	Includes weighted-average exercise price of outstanding stock options only.

(3)	Represents shares of common stock that may be issued pursuant to our 2006 stock incentive plan (the “2006 Plan”) or our 2009 stock incentive plan (the “2009 Plan”). We do not plan on issuing any further grants under the 2006 Plan. There are 770,323 shares of common stock that may be issued pursuant to the 2009 Plan.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial information derived from our consolidated financial statements for the periods and at the dates indicated. The information is qualified in its entirety by and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(Amounts In Thousands, Except Per Share Data)
Consolidated Statements of Income Data:
Net service revenues (1)	$336,815	$312,942	$265,941	$244,315	$230,105
Cost of service revenues	245,492	229,207	198,202	180,264	168,632

Gross profit	91,323	83,735	67,739	64,051	61,473
General and administrative expenses	70,452	61,834	50,118	46,362	45,858
Revaluation of contingent consideration (4)	130	—	—	—	(469)
Gain on sale of agency	—	—	—	(495)	—
Depreciation and amortization	4,717	3,830	2,160	2,521	3,167

Total operating expenses	75,299	65,664	52,278	48,388	48,556

Operating income from continuing operations	16,024	18,071	15,461	15,663	12,917
Interest income (5)	(47)	(18)	(188)	(155)	(2,263)
Interest expense	786	698	674	1,723	2,524

Total interest expense, net	739	680	486	1,568	261
Income from continuing operations before income taxes	15,285	17,391	14,975	14,095	12,656
Income tax expense	3,932	5,428	3,812	4,807	4,244

Net income from continuing operations	11,353	11,963	11,163	9,288	8,412
Discontinued Operations
Net income (loss) from home health business (3)	270	280	(980)	(1,653)	(10,393)
Gain on sale of home health business, net of tax	—	—	8,962	—	—

Earnings (losses) from discontinued operations	270	280	7,982	(1,653)	(10,393)

Net income (loss)	$11,623	$12,243	$19,145	$7,635	$(1,981)

Basic income (loss) per common share:
Continuing operations	$1.03	$1.10	$1.03	$0.86	$0.78
Discontinued operations	0.03	0.02	0.74	(0.15)	(0.96)

Basic income (loss) per common share	$1.06	$1.12	$1.77	$0.71	$(0.18)

Diluted income (loss) per common share:
Continuing operations	$1.02	$1.08	$1.01	$0.86	$0.78
Discontinued operations	0.02	0.02	0.72	(0.15)	(0.96)

Diluted income (loss) per common share	$1.04	$1.10	$1.73	$0.71	$(0.18)

Weighted average number of common shares and potential common shares outstanding:
Basic	10,986	10,900	10,826	10,764	10,752
Diluted	11,189	11,114	11,075	10,784	10,752

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(Actual Numbers, Except Adjusted EBITDA and Billable Hours in Thousands)
Key Metrics :
General:
Adjusted EBITDA (2)	$23,627	$23,759	$18,796	$18,525	$16,415
States served at period end	22	22	21	19	19
Locations at period end	119	129	121	96	96
Employees at period end	21,395	18,054	16,585	13,836	12,463
Operational Data:
Average billable census	32,755	31,019	26,802	25,104	23,877
Billable hours	19,556	18,335	15,621	14,388	13,504
Average billable hours per census per month	50	49	49	48	47
Billable hours per business day	76,390	71,903	59,850	55,126	51,938
Revenues per billable hour	$17.22	$17.07	$17.02	$16.98	$17.04

Percentage of Revenues by Payor:
State, local and other governmental	78%	87%	94%	95%	94%
Managed care organizations	18	9	1	—	—
Private duty	3	3	4	4	5
Commercial	1	1	1	1	1

	As of December 31,
	2015	2014	2013	2012	2011
	(Amounts In Thousands)
Consolidated Balance Sheet Data:
Cash	$4,104	$13,363	$15,565	$1,737	$2,020
Accounts receivable, net of allowances	84,959	68,333	61,354	71,303	72,368
Goodwill and intangibles	79,195	74,567	68,788	56,906	58,739
Total assets	192,612	180,803	163,934	149,857	154,692
Total debt	2,991	3,663	—	16,458	31,527
Stockholders’ equity	141,726	127,956	113,856	94,417	86,441

(1)	Acquisitions completed in 2015 accounted for $9.7 million of growth in net service revenues from continuing operations for the year ended December 31, 2015. Acquisitions completed in 2014 accounted for $10.7 million and $7.5 million of growth in net service revenues from continuing operations for the years ended December 31, 2015 and 2014, respectively. Acquisitions completed in 2013 accounted for $24.6 million, $21.9 million and $1.7 million of growth in net service revenues from continuing operations for the years ended December 31, 2015, 2014 and 2013, respectively.

(2)	We define Adjusted EBITDA as earnings before discontinued operations, interest expense, taxes, depreciation, amortization, non-cash stock-based compensation expense and M&A expense. Adjusted EBITDA is a performance measure used by management that is not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”). It should not be considered in isolation or as a substitute for net income, operating income or any other measure of financial performance calculated in accordance with GAAP.

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

•

We adopted Accounting Standards Codification (“ASC”) Topic 718 “Share-Based Payment” on September 19, 2006, the effective date of the Plan, and recorded stock-based compensation expense of $1.6 million, $827.0 thousand, $515.0 thousand, $341.0 thousand and $331.0 thousand for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively. By comparing our Adjusted EBITDA in different periods, our investors can evaluate our operating results without stock-based compensation expense, which is a non-cash expense that is not a key measure of our operations.

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

•	Adjusted EBITDA does not reflect any goodwill and intangible asset impairment charges;

•	Adjusted EBITDA does not reflect any revaluation of contingent consideration;

•	Adjusted EBITDA does not reflect any stock based compensation; and

•	Adjusted EBITDA does not reflect any IRS accrual adjustments;

•	other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Management compensates for these limitations by using GAAP financial measures in addition to Adjusted EBITDA in managing the day-to-day and long-term operations of our business. We believe that consideration of Adjusted EBITDA, together with a careful review of our GAAP financial measures, is the most informed method of analyzing our company.

The following table sets forth a reconciliation of net income, the most directly comparable GAAP measure, to Adjusted EBITDA:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Amounts In Thousands)
Reconciliation of Adjusted EBITDA to net income (loss):
Net income (loss)	$11,623	$12,243	$19,145	$7,635	$(1,981)
Less: (Earnings) loss from discontinued operations, net of tax	(270)	(280)	(7,982)	1,653	10,393

Net income from continuting operations	11,353	11,963	11,163	9,288	8,412
Interest expense, net	739	680	486	1,568	261
Income tax expense from continuing operations	3,932	5,428	3,812	4,807	4,244
Depreciation and amortization	4,717	3,830	2,160	2,521	3,167
M&A expenses	1,013	1,031	660	—	—
Stock-based compensation expense	1,573	827	515	341	331
IRS accrual	300	—	—	—	—

Adjusted EBITDA (1)	$23,627	$23,759	$18,796	$18,525	$16,415

(1)	The selected historical Consolidated Statements of Income data for the fiscal years ended December 31, 2015, 2014, 2013, 2012 and 2011, were derived from our audited consolidated financial statements included in the Annual Report on Form 10-K for the applicable year.

(3)	During December 2012, in anticipation of the sale of the Home Health Business we reported the operating results of our Home Health Business as discontinued operations. On February 7, 2013, we entered into the Home Health Purchase Agreement with the Purchasers. In 2011, we determined that all of the $16.0 million allocated to goodwill and intangible assets for our home health reportable unit was impaired and recorded an impairment loss of $16.0 million.

(4)	Adjusted EBITDA for 2011 includes a $469.0 thousand non-cash gain for the revaluation of contingent consideration originally estimated for the purchase of assets from Advantage Health Systems, Inc.

(5)	Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received. We recorded no prompt payment interest income for the year ended December 31, 2015 and 2014 and $185.0 thousand, $155.0 thousand and $2.3 million in prompt payment interest for the years ended December 31, 2013, 2012 and 2011, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We operate as one reportable business segment and are a provider of comprehensive home and community based personal care services, which are provided primarily in the home, and focused on the dual eligible (Medicare/Medicaid) population. Our services include personal care and assistance with activities of daily living, and adult day care. Our consumers are primarily persons who are at risk of hospitalization or institutionalization, such as the elderly, chronically ill and disabled. Our payor clients include federal, state and local governmental agencies, managed care organizations, commercial insurers and private individuals. We currently provide home and community based services to over 32,000 consumers through 119 locations across 22 states, including 5 adult day centers in Illinois. For the years ended December 31, 2015, 2014 and 2013, we served on average over 48,000, 43,000 and 42,000 consumers, respectively.

A summary of our financial results for 2015, 2014 and 2013 is provided in the table below:

	For the Years Ended December 31,
	2015	2014	2013
	(Amounts in Thousands)
Net service revenues – continuing operations	$336,815	$312,942	$265,941
Net service revenues – discontinued operations	—	—	6,462
Net income from continuing operations	11,353	11,963	11,163
Earnings from discontinued operations	270	280	7,982
Net income	$11,623	$12,243	$19,145

Total assets	$192,612	$180,803	$163,934

Historically our services were provided under agreements with state and local government agencies established to meet the needs of our consumers. Our consumers are predominately “dual eligible” and as such are eligible to receive both Medicare and Medicaid funded home-based care. As a result of certain legislation enacted by the federal government, states are being incentivized to initiate dual eligible demonstration programs and other managed Medicaid initiatives, which are designed to coordinate the services provided through these two programs, with the overall objectives to better coordinate service delivery and over the long term to reduce costs. Increasingly states are implementing these managed care programs and as such are transitioning management of individuals such as our consumers to local and national managed care organizations. Under these arrangements, the managed care organizations have an economic incentive to provide home and community based services to consumers as a means to better manage the acute care expenditures of their membership.

The home and community based services we provide include assistance with bathing, grooming, dressing, personal hygiene, medication reminders and other activities of daily living. We provide these services on a long-term, continuous basis, with an average duration of approximately 21 months per consumer. Our adult day centers provide a comprehensive program of skilled and support services and designated medical services for adults in a community-based group setting. Services provided by our adult day centers include social activities, transportation services to and from the centers, the provision of meals and snacks, personal care and therapeutic activities such as exercise and cognitive interaction.

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

Through our coordinated care model, we utilize our home care aides to observe and report changes in the condition of our consumers for the purpose of early intervention in the disease process, thereby preventing or reducing the cost of medical services by avoiding emergency room visits, and/or reducing the need for hospitalization. We coordinate the services provided by our team with those of selected health care agencies as appropriate. Changes in consumers’ conditions are evaluated by appropriately trained managers and referred to either appropriate medical personnel including the consumers’ primary care physicians or managed care organizations for treatment and follow-up. We believe this approach to the care of our consumers and the integration of our services into the broader healthcare continuum are attractive to managed care organizations and others who are ultimately responsible for the healthcare needs and costs of our consumers and over time will increase our business with them.

We are investing in technology based solutions to support and facilitate our coordinated care model. We utilize IVR systems and smart phone applications to communicate with the homecare aides. Through these applications we are able to identify changes in health conditions with automated alerts forwarded to appropriate management team for triaging and evaluation. In addition, the technology is used to record basic transaction information about each visit including; start and end times to a scheduled shift, mileage reimbursement, text messages to the homecare aide and communication of basic payroll information. Our plans for this technology include development of a web portal to provide the ability to communicate this basic information about individual clients to the managed care organizations.

In addition to our focus on organic growth, we are growing through selective acquisitions which expand our presence in current markets or which facilitate our entry into new markets where the home and community business is moving to managed care organizations. We completed five acquisitions in December 2013, June 2014 January 2015 and November 2015, respectively, that either expanded our presence in existing markets or provided us with a base of operations in new targeted managed care states. Additionally, on April 24, 2015, we entered into a purchase agreement to acquire South Shore Home Service, Inc. and Acaring Home Care, LLC to expand into the State of New York. The transaction was consummated effective February 5, 2016.

Effective March 1, 2013, we sold substantially all of the assets used in our Home Health Business in Arkansas, Nevada and South Carolina, and 90% of the Home Health Business in California and Illinois, to the Purchasers for a cash purchase price of approximately $20.0 million. We retained a 10% ownership interest in the Home Health Business in California and Illinois. The assets sold included 19 home health agencies and two hospice agencies in five states. On December 30, 2013, we sold one home health agency in Pennsylvania for approximately $200.0 thousand. The results of the Home Health Business sold are reflected as discontinued operations for all periods presented herein. Continuing operations include the results of operations previously included in our home & community segment and three agencies previously included in our home health segment. Following the sale of the Home Health Business, we manage and internally report our business in one segment. Because regulatory requirements in Delaware and Indiana require home and community based services to be provided by a licensed home health agency, we will continue to provide limited home health services reimbursable by Medicare in these agencies in order to maintain these licenses. In addition, Priority Home Health Care maintains enrollment in but does not derive significant revenues from Medicare.

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

Business

The results of the Home Health Business sold are reflected as discontinued operations for all periods presented herein. Continuing operations include the results of operations previously included in our home and community segment and three agencies previously included in our home health segment. Following the sale of the Home Health Business, we manage and internally report our business in one segment. As of December 31, 2015, we provided our home and community based services through 119 locations across 22 states, including five adult day centers in Illinois.

Our payor clients are principally federal, state and local governmental agencies and, increasingly, managed care organizations. The federal, state and local programs under which the agencies operate are subject to legislative, budgetary and other risks that can influence reimbursement rates. We are experiencing a further transition of business from government payors to managed care organizations with which we are seeking to grow our business given our emphasis on coordinated care and the prevention of acute care. Managed care organizations are commercial insurance carriers who are under contract with various federal and state governmental agencies to manage a full continuum of care, improve the quality of care through prevention and provide a network for the delivery of health benefits and additional services. Their objective is to lower total health care costs by integrating the provision of home and community based services with those benefit programs responsible for the provision of acute care services to their consumers. We are also seeking to grow our private duty business. Our commercial insurance carrier payor clients are typically for-profit companies and are continuously seeking opportunities to control costs.

For the years ended December 31, 2015, 2014 and 2013, our payor revenue mix for continuing operations was:

	Year Ended December 31,
	2015	2014	2013
State, local and other governmental programs	77.7%	86.4%	94.1%
Managed care organizations	18.3	9.1	1.0
Private duty	3.0	3.4	3.9
Commercial	1.0	1.1	1.0

	100.0%	100.0%	100.0%

We derive a significant amount of our net service revenues from our continuing operations in Illinois, which represented 59.5%, 60.6% and 65.5% of our total net service revenues from continuing operations for the years ended December 31, 2015, 2014 and 2013, respectively.

A significant amount of our net service revenues from continuing operations are derived from one payor client, the Illinois Department on Aging, which accounted for 48.8% , 53.2% and 58.8% of our total net service revenues from continuing operations for the years ended December 31, 2015, 2014 and 2013, respectively.

We also measure the performance of our business using a number of different metrics. We consider billable hours, billable hours per business day, revenues per billable hour and the number of consumers, or census.

Components of our Statements of Income

Net Service Revenues

We generate net service revenues from continuing operations by providing our services directly to consumers primarily on an hourly basis. We receive payment for providing such services from our payor clients, including federal, state and local governmental agencies, managed care organizations, commercial insurers and private consumers. Net service revenues from continuing operations are principally provided based on authorized hours, determined by the relevant agency, at an hourly rate which is either contractual or fixed by legislation or contract, and recognized as net service revenues from continuing operations at the time services are rendered.

Cost of Service Revenues

We incur direct care wages, payroll taxes and benefit-related costs from continuing operations in connection with providing our services. We also provide workers’ compensation and general liability coverage for these employees.

Employees are also reimbursed for their travel time and related travel costs.

General and Administrative Expenses

Our general and administrative expenses from continuing operations include our costs for operating our network of local agencies and our centralized support center.

Our agency expenses from continuing operations consist of costs for supervisory personnel, our community care supervisors and office administrative costs. Personnel costs include wages, payroll taxes, and employee benefits. Facility costs including rents, utilities, postage, telephone and office expenses. Our centralized support center includes costs for accounting, information systems including software development, human resources, billing and collections, contracting, marketing, our contact center and executive leadership. These expenses consist of compensation, including stock-based compensation, payroll taxes, employee benefits, legal, accounting and other professional fees, travel, general insurance, rents and related facility costs.

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

Interest Income

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income from continuing operations is recognized when received and reported in the statement of income as interest income.

Interest Expense

Interest expense from continuing operations consists of interest costs on our credit facility, capital lease obligations and other debt instruments and is reported in the statement of income when incurred.

Income Tax Expense

All of our income from continuing operations is from domestic sources. We incur state and local taxes in states in which we operate. For 2015 and 2014, our federal statutory rate is 34.5%. The effective income tax rate is 26.1% and 31.2% for 2015 and 2014, respectively. The difference between federal statutory and effective income tax rates are principally due to the inclusion of state taxes and the use of federal employment tax credits that lower our effective tax rate.

Discontinued Operations

Discontinued operations consists of the results of operations, net of tax for our Home Health Business that was sold effective March 1, 2013 and the results of operations for an agency in Pennsylvania that was sold on December 30, 2013.

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The following table sets forth, for the periods indicated, our consolidated results of operations.

	2015		2014		Change
	Amount	Net Service Revenues	Amount	Net Service Revenues	Amount	%
	(Amounts In Thousands, Except Percentages)
Net service revenues	$336,815	100.0%	$312,942	100.0%	$23,873	7.6%
Cost of service revenues	245,492	72.9	229,207	73.2	16,285	7.1

Gross profit	91,323	27.1	83,735	26.8	7,588	9.1
General and administrative expenses	70,452	21.0	61,834	19.8	8,618	13.9
Revaluation of contingent consideration	130	0.0	—	0.0	130	0.0
Depreciation and amortization	4,717	1.4	3,830	1.2	887	23.2

Total operating expenses	75,299	22.4	65,664	21.0	9,635	14.7
Operating income from continuing operations	16,024	4.8	18,071	5.8	(2,047)	(11.3)

Interest income	(47)	—	(18)	—	(29)	161.1
Interest expense	786	0.2	698	0.2	88	12.6

Total interest expense, net	739	0.2	680	0.2	59	8.7

Income from continuing operations before income taxes	15,285	4.5	17,391	5.6	(2,106)	(12.1)
Income tax expense	3,932	1.2	5,428	1.7	(1,496)	(27.6)

Net income from continuing operations	11,353	3.4	11,963	3.8	(610)	(5.1)

Discontinued operations:
Earnings from Home Health Business, net of tax	270	0.1	280	0.1	(10)	(3.6)

Net income	$11,623	3.5%	$12,243	3.9%	$(620)	(5.1)%

Business Metrics (Actual Numbers, Except Billable Hours in Thousands)
Average billable census	32,755		31,019		1,736	5.6%
Billable hours	19,556		18,335		1,221	6.7
Average billable hours per census per month	50		49		1	2.0
Billable hours per business day	76,390		71,903		4,487	6.2
Revenues per billable hour	$17.22		$17.07		$0.15	0.9%

Net service revenues from state, local and other governmental programs accounted for 77.7% and 86.4% of net service revenues for 2015 and 2014, respectively. Managed care organizations accounted for 18.3% and 9.1% of net serve revenues in 2015 and 2014 respectively, with private duty and commercial payors accounting for the remainder of net service revenues. A significant amount of our net service revenues in 2015 and 2014 are derived from one payor client, Illinois Department on Aging, which accounted for 48.8% and 53.2% respectively, of our total net service revenues from continuing operations.

Net service revenues increased $23.9 million, or 7.6%, to $336.8 million for 2015 compared to $312.9 million for 2014. The increase was primarily due to a 5.6% increase in average billable census and a 0.9% increase in revenues per billable hour.

Gross profit, expressed as a percentage of net service revenues, increased to 27.1% for 2015, from 26.8% in 2014. The increase was primarily due to improved workers’ compensation expense.

General and administrative expenses, expressed as a percentage of net service revenues increased to 21.0% for 2015, from 19.8% in 2014. General and administrative expenses increased to $70.6 million in 2015 as compared to $61.8 million in 2014. The increase in general and administrative expenses as compared to 2014 was due to an increase in costs related to wages, payroll taxes, stock compensation expenses, and increased expenditures related to legal, consulting, temporary office personnel and the ongoing installation of our new human resources and payroll information system for the year ended December 31, 2015.

Depreciation and amortization, expressed as a percentage of net service revenues, increased to 1.4 % from 1.2 % for the year ended December 31, 2015 and 2014, respectively. Amortization of intangibles, which are principally amortized using accelerated methods, totaled $3.0 million and $2.4 million for the years ended December 31, 2015 and 2014, respectively.

Interest Income

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, “interest income.” We received no prompt payment interest in 2015 and 2014 and $185.0 thousand in 2013. We are not anticipating being owed additional prompt payment interest for the state’s fiscal year ending June 30, 2015.

Interest Expense, Net

Interest expense, net, increased to $739.0 thousand from $680.0 thousand for the year ended December 31, 2015 as compared to December 31, 2014. The increase is primarily as a result of the capital lease agreements entered into on July 12, 2014, September 11, 2014 and April 13, 2015 and interest on the new senior credit facility entered into on November 10, 2015, as described in Note 7 to the Consolidated Financial Statements.

Income Tax Expense

Our effective tax rates from continuing operations for 2015 and 2014 were 26.1% and 31.2%, respectively. The principal difference between the federal and state statutory rates and our effective tax rate is the use of federal employment opportunity tax credits.

Discontinued Operations

Effective March 1, 2013, we sold substantially all of the assets used in our Home Health Business as described in Item 1. Therefore, we have segregated the Home Health Business operating results and presented them separately as discontinued operations for all periods presented (see Note 2—“Discontinued Operations” to the Notes to the Consolidated Financial Statements included elsewhere herein).

The table below summarizes the results of discontinued operations.

	2015	2014
	(Amounts In Thousands)
Net service revenues	$—	$—
Cost of service revenues	—	—

Gross profit	—	—
General and administrative expenses	(448)	(470)
Depreciation and amortization	—	—

Operating income from discontinued operations	448	470

Income tax	178	190

Earnings from discontinued operations	$270	$280

No revenues were recorded for the year ended December 31, 2015 or 2014 related to the Home Health Business because that business was sold. For the year ended December 31, 2015, the earnings from discontinued operations represents our reduction of the Medicare indemnification reserve for the Home Health Business sold for periods no longer subject to audit. We retained the working capital of our Home Health Business when it was sold. The earnings from discontinued operations for the year ended December 31, 2014 represents the final settlement of previously estimated working capital amounts.

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

Net service revenues from state, local and other governmental programs accounted for 86.4% and 94.1% of net service revenues for 2014 and 2013, respectively. Managed care organizations accounted for 9.1% and 1.0% of net service revenues in 2014 and 2013 respectively, with private duty and commercial payors accounting for the remainder of net service revenues.

Net service revenues increased $47.0 million, or 17.7%, to $312.9 million for 2014 compared to $265.9 million for the same period in 2013. The increase was primarily due to a 15.7% increase in average billable census, of which 45.6% is same store census growth and 54.4% is related to acquisitions.

Gross profit, expressed as a percentage of net service revenues, increased to 26.8% for 2014, from 25.5% in 2013. The increase was primarily due to lower than anticipated workers’ compensation expense and recent acquisitions with higher margins.

General and administrative expenses, expressed as a percentage of net service revenues, increased to 19.8% for 2014, from 18.8% in 2013. General and administrative expenses increased to $61.8 million in 2014 as compared to $50.1 million in 2013. The increase in general and administrative expenses was due to an increase in expenses related to our acquisitions, transaction costs for acquisitions and increased expenditures related to information technology, Sarbanes-Oxley compliance efforts and legal and consulting fees for the year ended December 31, 2014 as compared to 2013.

Depreciation and amortization, expressed as a percentage of net service revenues, increased to 1.2% from 0.8% for the year ended December 31, 2014 and 2013, respectively. Amortization of intangibles which are principally amortized using accelerated methods, totaled $2.4 million and $1.3 million for the year ended December 31, 2014 and 2013, respectively.

Interest Income

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, “interest income.” We received no prompt payment interest in 2014 and $185.0 thousand in 2013. We are not anticipating being owed additional prompt payment interest for the state’s fiscal year ending June 30, 2014. While we may be owed additional prompt payment interest in the future, the amount and timing of receipt of such payments remains uncertain and we have determined that we will continue to recognize prompt payment interest income when received. The state amended its prompt payment interest terms, effective July 1, 2011, which changed the measurement period for outstanding invoices from a 60-day to a 90-day outstanding period.

Interest Expense, Net

Interest expense, net, increased to $680.0 thousand from $486.0 thousand for the year ended December 31, 2014 as compared to December 31, 2013. The increase is primarily as a result of the capital lease agreements entered into on July 12 and September 11, 2014 as described in Note 7 to the Consolidated Financial Statements.

Income Tax Expense

Our effective tax rates from continuing operations for 2014 and 2013 were 31.2% and 25.5%, respectively. The principal difference between the federal and state statutory rates and our effective tax rate is the use of federal employment opportunity tax credits. Work Opportunity Tax Credits (WOTC) are federal credits distributed at the state level. Companies are entitled to claim tax credits for hiring individuals who are members of certain targeted groups. The legislative authority for the WOTC program, which had expired on December 31, 2014, has been extended through December 31, 2019, including 2015 retroactivity. The amount and timing of these credits has a direct impact on our effective tax rate.

Discontinued Operations

Effective March 1, 2013, we sold substantially all of the assets used in our Home Health Business as described in Item 1. Therefore, we have segregated the Home Health Business operating results and presented them separately as discontinued operations for all periods presented (see Note 2—“Discontinued Operations” to the Consolidated Financial Statements included elsewhere herein).

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash from operations and borrowings under our credit facility. We entered into a credit facility on the terms described below on November 10, 2015. At December 31, 2015 and December 31, 2014, we had cash balances of $4.1 million and $13.4 million, respectively.

As of December 31, 2015 and 2014 we had no balances outstanding under the revolving credit portion of our credit facility. After giving effect to the amount drawn on our credit facility, approximately $16.7 million and $15.5 million of outstanding letters of credit as of December 31, 2015 and 2014, respectively and borrowing limits based on an advance multiple of adjusted EBITDA, we had $58.3 million and $39.5 million available for borrowing under the credit facility as of December 31, 2015 and 2014, respectively.

Cash flows from operating activities represent the inflow of cash from our payor clients and the outflow of cash for payroll and payroll taxes, operating expenses, interest and taxes. Due to its revenue deficiencies and financing issues, from time to time the State of Illinois has reimbursed us on a delayed basis with respect to our various agreements including with our largest payor, the Illinois Department on Aging. The open receivable balance from the State of Illinois increased by $6.3 million from $44.1 million as of December 31, 2014 to $50.4 million as of December 31, 2015.

The State of Illinois’ payments have been sporadic and delayed in the past. Should payments become further delayed in the future, the delays could adversely impact our liquidity and may result in the need to increase borrowings under our credit facility.

Credit Facility

On November 10, 2015, the Company entered into a new credit facility with certain lenders and Fifth Third Bank, as agent and letters of credit issuer. The Company’s credit facility provides a $75.0 million revolving line of credit, a delayed draw term loan facility of up to $25.0 million and an uncommitted incremental term loan facility of up to $50.0 million, expiring November 10, 2020 and includes a $35.0 million sublimit for the issuance of letters of credit. The new credit facility has the same material terms as the previous agreement dated August 11, 2014. Substantially all of the subsidiaries of Holdings are co-borrowers, and Holdings has guaranteed the borrowers’ obligations under the credit facility. The credit facility is secured by a first priority security interest in all of Holdings’ and the borrowers’ current and future tangible and intangible assets, including the shares of stock of the borrowers.

The availability of funds under the revolving credit portion of our credit facility, is based on the lesser of (i) the product of adjusted EBITDA, as defined in the credit agreement, for the most recent 12-month period for which financial statements have been delivered under the credit agreement multiplied by the specified advance multiple, up to 3.25, less the outstanding senior indebtedness and letters of credit, and (ii) $75.0 million less the outstanding revolving loans and letters of credit. Interest on the revolving credit portion of our credit facility may be payable at (x) the sum of (i) an applicable margin ranging from 2.00% to 2.50% based on the applicable leverage ratio plus (ii) a base rate equal to the greatest of (a) the rate of interest last quoted by The Wall Street Journal as the “prime rate,” (b) the sum of the federal funds rate plus a margin of 0.50% and (c) the sum of the adjusted LIBOR that would be applicable to a loan with an interest period of one month advanced on the applicable day plus a margin of 3.00% or (y) the sum of (i) an applicable margin ranging from 3.00% to 3.50% based on the applicable leverage ratio plus (ii) the adjusted LIBOR that would be applicable to a loan with an interest period of one, two or three months advanced on the applicable day or (z) the sum of (i) an applicable margin ranging from 3.00% to 3.50% based on the applicable leverage ratio plus (ii) the daily floating LIBOR that would be applicable to a loan with an interest period of one month advanced on the applicable day. The Company pays a fee ranging from 0.25% to 0.50% per annum based on the applicable leverage ratio times the unused portion of the revolving portion of the credit facility. Issued stand-by letters of credit are charged at a rate equal to the applicable margin for LIBOR loans payable quarterly. The Company did not have any amounts outstanding on the credit facility as of December 31, 2015 or 2014, and the total availability under the revolving credit loan facility was $58.3 million and $39.5 million as of December 31, 2015 and December 31, 2014, respectively.

The credit facility contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The credit facility also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum fixed charge coverage ratio, a requirement to stay below a maximum senior leverage ratio and a requirement to stay below a maximum permitted amount of capital expenditures, as well as restrictions on guarantees, indebtedness, liens, distributions, investments and loans, subject to customary carve outs, a restriction on dividends (unless no default then exists or would occur as a result thereof, the Company is in pro forma compliance with the financial covenants contained in the credit facility after giving effect thereto, the Company has an excess availability of at least 40% of the revolving credit commitment under the credit facility and the aggregate amount of dividends and distributions paid in any fiscal year does not exceed $5.0 million), restrictions on the Company’s ability to enter into transactions other than in the ordinary course of business, a restriction on the ability to consummate more than three acquisitions in any calendar year, consummate any individual acquisition with a purchase price in excess of $25.0 million and consummate acquisitions with total purchase price in excess of $40,0 million in the aggregate over the term of the credit facility, in each case without the consent of the lenders, restrictions on mergers, transfers of assets, acquisitions, equipment, subsidiaries and affiliate transactions, subject to customary carve outs, and restrictions on fundamental changes and lines of business. As of December 31, 2015 and 2014, we were in compliance with all of our credit facilitiy covenants.

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

Cash Flows

The following table summarizes historical changes in our cash flows for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
	(Amounts in Thousands)
Net cash provided by operating activities	$4,106	$7,028	$27,393
Net cash provided by (used in) investing activities	(10,724)	(12,496)	2,893
Net cash provided by (used in) financing activities	(2,641)	3,266	(16,458)

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net cash provided by operating activities was $4.1 million for the year ended December 31, 2015, compared to $7.0 million for the same period in 2014. This decrease in cash provided by operations was primarily due to an increase in accrued expenses and accounts receivable during this period.

Net cash used in investing activities was $10.7 million for the year ended December 31, 2015, compared to cash used in investing activities of $12.5 million for the year ended December 31, 2014. Our investing activities for the year ended December 31, 2015 were $2.2 million in purchases of property and equipment to invest in our technology infrastructure, $4.3 million and $4.1 million for the acquisition of Priority Home Healthcare, Inc. and Five Points Healthcare of Virginia, as described in Note 3 to the Consolidated Financial Statements and $146 thousand for the acquisition of a customer list. Our investing activities for the year ended December 31, 2014 included purchases of property and equipment related to our corporate headquarters in Downers Grove, IL, the purchase of a new payroll system and the acquisition of Aid & Assist as described in Note 3 to the Consolidated Financial Statements.

Net cash used in financing activities was $2.6 million for the year ended December 31, 2015 as compared to net cash provided by financing activities of $3.3 million for the year ended December 31, 2014. Our financing activities for the year ended December 31, 2015 were a $1.0 million payment on the CHHC contingent earn-out obligation as described in Note 3 to the Consolidated Financial Statements, $1.1 million of payments on capital lease obligations and $1.2 million payment for debt issuance costs, $305.0 thousand of cash received for the exercise of employee stock options and $269.0 thousand of excess tax benefit from exercise of stock options. Our financing activities for the year ended December 31, 2014 were primarily related to capital lease obligations entered into during the year to finance purchases of property and equipment related to our corporate headquarters in Downers Grove, IL.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net cash provided by operating activities was $7.0 million for the year ended December 31, 2014, compared to $27.4 million for the same period in 2013. This decrease in cash provided by operations was primarily due to a decrease in collections on our accounts receivable.

Net cash used in investing activities was $12.5 million for the year ended December 31, 2014, compared to cash provided by investing activities of $2.9 million for the year ended December 31, 2013. Our investing activities for the year ended December 31, 2014 included purchases of property and equipment related to our corporate headquarters in Downers Grove, IL, the purchase of a new payroll system and the acquisition of Aid & Assist as described in Note 4 to the Consolidated Financial Statements. Our investing activities for the year ended December 31, 2013 were $16.1 million in net proceeds received from the sale of the Home Health Business less $12.3 million related to acquisitions made during the year and the purchase of $887.0 thousand of property and equipment.

Net cash provided by financing activities was $3.3 million for the year ended December 31, 2014 as compared to net cash used in financing activities of $16.5 million for the year ended December 31, 2013. Our financing activities for the year ended December 31, 2014 were primarily related to capital lease obligations entered into during the year to finance purchases of property and equipment related to our corporate headquarters in Downers Grove, IL. Our financing activities for the year ended December 31, 2013 were primarily driven by net payments of $16.3 million on the revolving credit portion of our credit facility, and $208.0 thousand in payments on our term loan.

Outstanding Accounts Receivable

Gross accounts receivable as of December 31, 2015 and 2014 were $89.8 million and $72.2 million, respectively. Outstanding accounts receivable, net of the allowance for doubtful accounts, increased by $16.6 million as of December 31, 2015 as compared to December 31, 2014. The increase in accounts receivable is primarily attributable to delay in payment from the State of Illinois during the second half of 2015, accounts receivable acquired as part of our acquisitions and the general increase in our overall business.

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

The following tables detail our accounts receivable before reserves by payor category, showing Illinois governmental payors separately, and the related allowance amount at December 31, 2015, December 31, 2014 and December 31, 2013:

	December 31, 2015
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(Amounts In Thousands, Except Percentages)
Continuing Operations
Illinois governmental based programs	$31,755	$16,315	$1,066	$1,276	$50,412
Other state, local and other governmental programs	13,218	4,473	3,507	1,308	22,506
Managed care organizations	8,867	1,711	1,969	598	13,145
Private duty and commercial	3,118	454	225	(51)	3,746

	56,958	22,953	6,767	3,131	89,809

Aging % continuing operations	63.4%	25.6%	7.5%	3.5%
Discontinued Operations
Medicare	—	—	—	—	—
Other state, local and other governmental programs	—	—	—	—	—
Private duty and commercial	—	—	—	—	—
Illinois governmental based programs	—	—	—	—	—

	—	—	—	—	—

Total	$56,958	$22,953	$6,767	$3,131	$89,809

Aging % of total	63.4%	25.6%	7.5%	3.5%
Allowance for doubtful accounts					$4,850
Reserve as % of gross accounts receivable					5.4%

	December 31, 2014
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(Amounts In Thousands, Except Percentages)
Continuing Operations
Illinois governmental based programs	$37,406	$5,298	$670	$762	$44,136
Other state, local and other governmental programs	12,951	1,815	1,284	60	16,110
Managed care organizations	6,524	1,167	919	258	8,868
Private duty and commercial	2,658	299	173	(30)	3,100
	59,539	8,579	3,046	1,050	72,214
Aging % continuing operations	82.4%	11.9%	4.2%	1.5%
Discontinued Operations
Medicare	—	—	—	—	—
Other state, local and other governmental programs	—	—	—	—	—
Private duty and commercial	—	—	—	—	—
Illinois governmental based programs	—	—	—	—	—
	—	—	—	—	—

Total	$59,539	$8,579	$3,046	$1,050	$72,214

Aging % of total	82.4%	11.9%	4.2%	1.5%
Allowance for doubtful accounts					$3,881
Reserve as % of gross accounts receivable					5.4%

	December 31, 2013
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(Amounts In Thousands, Except Percentages)
Continuing Operations
Illinois governmental based programs	$40,584	$2,912	$430	$483	$44,409
Other state, local and other governmental programs	14,551	1,659	914	116	17,240
Private duty and commercial	2,586	380	142	112	3,220
	57,721	4,951	1,486	711	64,869
Aging % continuing operations	89.0%	7.6%	2.3%	1.1%
Discontinued Operations
Medicare	—	—	744	—	744
Other state, local and other governmental programs	—	—	—	—	—
Private duty and commercial	—	—	(119)	—	(119)
Illinois governmental based programs	—	—	—	—	—
	—	—	625	—	625

Total	$57,721	$4,951	$2,111	$711	$65,494

Aging % of total	88.1%	7.6%	3.2%	1.1%
Allowance for doubtful accounts					$4,140
Reserve as % of gross accounts receivable					6.3%

We calculate our continuing operations days sales outstanding (“DSO”) by taking the accounts receivable outstanding net of the allowance for doubtful accounts divided by the total net service revenues for the last quarter, multiplied by the number of days in that quarter. Our DSOs from continuing operations were 92, 80 and 85 days at December 31, 2015, December 31, 2014 and December 31, 2013, respectively. The DSOs for our largest payor, the Illinois Department on Aging, at December 31, 2015, December 31, 2014 and December 31, 2013 were 101, 85 and 97 days, respectively. We may not receive payments on a consistent basis in the near term and our DSOs and the DSO for Illinois Department on Aging may increase. The reserve as percentage of gross accounts receivable remains the same for 2015 and 2014 at 5.4%. The change in the reserve as percentage of gross accounts receivable to 5.4% in 2014 from 6.3% in 2013 is attributable to the improvement in DSOs outstanding at the end of the respective years.

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

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

Revenue Recognition

The majority of our revenues for 2015, 2014 and 2013 from continuing operations are derived from Medicaid and Medicaid waiver programs under agreements with various state and local authorities. These agreements provide for a service term from one year to an indefinite term. Services are provided based on authorized hours, determined by the relevant state or local agency, at an hourly rate specified in the agreement or fixed by legislation. Services to other payors, such as private or commercial clients, are provided at negotiated hourly rates and recognized in net service revenues as services are provided. We provide for appropriate allowances for uncollectible amounts at the time the services are rendered.

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

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, interest income. We received no prompt payment interest in 2015 and 2014 and approximately $185.0 thousand in prompt payment interest in 2013.

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

Goodwill

Our carrying value of goodwill is the residual of the purchase price over the fair value of the net assets acquired from various acquisitions including the acquisition of Addus HealthCare, Inc. (“Addus HealthCare”). In accordance with ASC Topic 350, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are not amortized. We test goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. We may use a qualitative test, known as “Step 0,” or a two-step quantitative method to determine whether impairment has occurred. We can elect to perform Step 0, an optional qualitative analysis, and based on the results skip the remaining two steps. In 2015, 2014 and 2013, we elected to implement Step 0. The results of our Step 0 assessment indicated that it was more likely than not that the fair value of our reporting unit exceeded its carrying value and therefore we concluded that there were no impairments for the years ended December 31, 2015, 2014 or 2013.

Long-Lived Assets

We review our long-lived assets and finite lived intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine if impairment exists, we compare the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset, generally determined by discounting the estimated future cash flows. No impairment charge was recorded for the years ended December 31, 2015, 2014 or 2013.

Indefinite-lived Assets

We also have indefinite-lived assets that are not subject to amortization expense such as licenses and in certain states certificates of need to conduct specific operations within geographic markets. Our management has concluded that these assets have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and we intend to renew the licenses indefinitely. The licenses and certificates of need are tested annually for impairment. No impairment was recorded for the years ended December 31, 2015, 2014 or 2013.

Workers’ Compensation Program

Our workers’ compensation insurance program has a $350.0 thousand deductible component. We recognize our obligations associated with this program in the period the claim is incurred. The cost of both the claims reported and claims incurred but not reported, up to the deductible, have been accrued based on historical claims experience, industry statistics and an actuarial analysis performed by an independent third party. We monitor our claims quarterly and adjust our reserves accordingly. These costs are recorded primarily in the cost of services caption in the consolidated statement of income. Under the agreement pursuant to which we acquired Addus HealthCare, claims under our workers’ compensation insurance program that related to December 31, 2005 or earlier were the responsibility of the selling shareholders in the acquisition, subject to certain limitations. The responsibility of the selling shareholders for these claims was terminated on December 29, 2014. In August 2010, the FASB issued Accounting Standards Update No 2010-24, Health Care Entities (Topic 954), “Presentation of Insurance Claims and Related Insurance Recoveries” (“ASU 2010-24”), which clarifies that companies should not net insurance recoveries against a related claim liability. Additionally, the amount of the claim liability should be determined without consideration of insurance recoveries. As of December 31, 2015, December 31, 2014 and December 31, 2013 we recorded $1.3 million, $1.5 million and $821.0 thousand, respectively, in workers’ compensation insurance recovery receivables and a corresponding increase in its workers’ compensation liability. The workers’ compensation insurance recovery receivable is included in our prepaid expenses and other current assets on the balance sheet.

Interest Income

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the statement of operations caption, interest income. We received no prompt payment interest in 2015 and 2014 and approximately $185.0 thousand in prompt payment interest in 2013. While we may be owed additional prompt payment interest, the amount and timing of receipt of such payments remains uncertain and we have determined that we will continue to recognize prompt payment interest income when received.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) , which requires an entity to recognize the amount of revenue for which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP. In July 2015, the FASB agreed to defer the effective date of the standard from January 1, 2017, to January 1, 2018, with an option that permits companies to adopt the standard as early as the original effective date. Early application prior to the original effective date is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which will explicitly require management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Currently, there is no guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this update provide that guidance. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term “substantial doubt”, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for the first annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We are currently evaluating the impact of adopting this update on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes by eliminating the need for entities to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. This amendment is effective for annual periods beginning after December 15, 2016. We are currently evaluating the potential impact that ASU 2015-17 may have on our financial position and results of operations. The adoption of this standard is not expected to have an impact on our financial position, results of operations or financial statement disclosures.

Contractual Obligations and Commitments

We had outstanding letters of credit of $16.7 million at December 31, 2015. These standby letters of credit benefit our third party insurer for our high deductible workers’ compensation insurance program. The amount of the letters of credit is negotiated annually in conjunction with the insurance renewals. We anticipate our commitment will increase as we continue to grow our business.

The following table summarizes our cash contractual obligations as of December 31, 2015:

Contractual Obligations	Total	Less than 1 Year	1-2 Years	3-4 Years	More than 5 Years
	(Amounts in Thousands)
Capital leases	$3,193	$1,213	$1,950	$30	$—
Operating leases	16,151	3,607	4,708	2,886	4,950

Total Contractual Obligations	$19,344	$4,820	$6,658	$2,916	$4,950

As described in Note 3 to the Consolidated Financial Statements, the acquisition agreements for Aid & Assist at Home, LLC and Coordinated Home Health Care, LLC contained contingent earn-out obligations. At December 31, 2015, we determined the combined value of these liabilities is $1.3 million.

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

Historically, we have been exposed to market risk due to fluctuations in interest rates. As of December 31, 2015, we had no outstanding indebtedness with variable interest rates and therefore no current exposure.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2015.

In light of the material weakness described below, we performed additional analysis and other post-closing procedures to ensure that our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, the financial condition, results of operation, changes in shareholder’s equity and cash flows for the periods presented.

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

Based on our evaluation under the framework, our management has determined that a material weakness in internal control over financial reporting existed as of December 31, 2015.

Specifically, controls regarding segregation of duties and user access as well as monitoring and review controls related to billable and non-billable transactions were ineffective. There were insufficient controls over validating the completeness and accuracy of underlying data used in the operation of monitoring controls as well as ineffective controls related to review of new hire, terminations and payroll changes. Because the Company’s revenue and payroll are dependent on the effectiveness of these controls, these deficiencies, in the aggregate, result in a reasonable possibility that a material misstatement of the Company’s revenue or payroll expense may not be prevented or detected on a timely basis.

To remediate this material weakness, management has implemented changes to user access to properly segregate duties and programmatic enhancements to the time maintenance process to improve monitoring and review controls of transactions. Also, management is in the process of improving its monitoring and review controls for new hires, terminations, and payroll changes.

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

In accordance with SEC regulations, management excluded from its assessment the internal control over financial reporting of Five Points Healthcare of Virginia, LLC, certain assets of which were acquired on November 9, 2015 and whose financial statements constitute 2.4% of the total assets of the Company as of December 31, 2015 and 0.2% of the Company’s revenues for the year ended December 31, 2015.

BDO USA, LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting, which is included herein.

Changes in Internal Controls Over Financial Reporting

To correct our internal control deficiencies, during the three months ended December 31, 2015, we implemented user access changes to improve duty segregation and programmatic enhancements to time maintenance processes and began implementing improved monitoring and review controls.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Addus HomeCare Corporation

Downers Grove, Illinois

We have audited Addus HomeCare Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Addus HomeCare Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Five Points Healthcare of Virginia, LLC, certain assets of which were acquired on November 9, 2015, and which is included in the consolidated balance sheets of Addus HomeCare Corporation as of December 31, 2015, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. Five Points Healthcare of Virginia, LLC constituted 2.4% of total assets as of December 31, 2015, and 0.2% of revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Five Points Healthcare of Virginia, LLC because of the timing of the acquisition of certain assets, which was completed on November 9, 2015. Our audit of internal control over financial reporting of Addus HomeCare Corporation also did not include an evaluation of the internal control over financial reporting of Five Points Healthcare of Virginia, LLC.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain controls over revenue and payroll expense has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 financial statements, and this report does not affect our report dated March 11, 2016 on those financial statements.

In our opinion, Addus HomeCare Corporation did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Addus HomeCare Corporation as of December 31, 2015 and 2014, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated March 11, 2016 expressed an unqualified opinion thereon.

/s/    BDO USA, LLP

Chicago, Illinois

March 11, 2016

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K as we intend to file our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders pursuant to Regulation 14A of the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the 2016 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2015.

Independent Director Compensation

On March 10, 2016, our board of directors adopted changes to our independent director compensation policy, effective March 1, 2016. The new policy provides that (i) our independent directors shall receive an increase in their annual retainer to $45,000 and (ii) the chairman of our board of directors shall receive an additional annual retainer of $20,000. A summary of the updated independent director compensation policy is attached hereto as Exhibit 10.17.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the 2016 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the 2016 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the 2016 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2015.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the 2016 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2015.

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

(b)	Exhibits

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Addus HomeCare Corporation dated as of November 2, 2009 (filed on November 20, 2009 as Exhibit 3.1 to Addus HomeCare Corporation’s Quarterly Report on Form 10-Q and incorporated by reference herein)

3.2	Amended and Restated Bylaws of Addus HomeCare Corporation (filed on May 9, 2013 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

4.1	Form of Common Stock Certificate (filed on October 2, 2009 as Exhibit 4.1 to Amendment No. 4 to the Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

4.2	Registration Rights Agreement, dated September 19, 2006, by and among Addus HomeCare Corporation, Eos Capital Partners III, L.P., Eos Partners SBIC III, L.P., Freeport Loan Fund LLC, W. Andrew Wright, III, Addus Term Trust, W. Andrew Wright Grantor Retained Annuity Trust, Mark S. Heaney, James A. Wright and Courtney E. Panzer (filed on July 17, 2009 as Exhibit 4.2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.1	Separation and General Release Agreement, dated as of September 20, 2009, between Addus HealthCare, Inc. and W. Andrew Wright, III (filed on September 21, 2009 as Exhibit 10.1(b) to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.2	Amended and Restated Employment and Non-Competition Agreement, dated August 27, 2007, between Addus HealthCare, Inc. and Darby Anderson (filed on July 17, 2009 as Exhibit 10.4 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.3	Amendment to the Amended and Restated Employment and Non-Competition Agreement, dated September 30, 2009, between Addus HealthCare, Inc. and Darby Anderson (filed on October 2, 2009 as Exhibit 10.4(a) to Amendment No. 4 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.4	Addus HealthCare, Inc. Home Health and Home Care Division Vice President and Regional Director Bonus Plan (filed on July 17, 2009 as Exhibit 10.10 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

Exhibit Number	Description of Document

10.5	Addus HealthCare, Inc. Support Center Vice President and Department Director Bonus Plan (filed on July 17, 2009 as Exhibit 1011 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.6	Addus Holding Corporation 2006 Stock Incentive Plan (filed on July 17, 2009 as Exhibit 10.12 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.7	Director Form of Option Award Agreement under the 2006 Stock Incentive Plan (filed on July 17, 2009 as Exhibit 10.13 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.8	Executive Form of Option Award Agreement under the 2006 Stock Incentive Plan (filed on July 17, 2009 as Exhibit 10.14 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.9	Form of Indemnification Agreement (filed on July 17, 2009 as Exhibit 10.16 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.10	License Agreement, dated March 24, 2006, between McKesson Information Solutions, LLC and Addus HealthCare, Inc. (filed on August 26, 2009 as Exhibit 10.17 to Amendment No. 1 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.11	Contract Supplement to the License Agreement, dated March 24, 2006 (filed on August 26, 2009 as Exhibit 10.17(a) to Amendment No. 1 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.12	Contract Supplement to the License Agreement, dated March 28, 2006 (filed on August 26, 2009 as Exhibit 10.17(b) to Amendment No. 1 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.13	Amendment to License Agreement, dated March 28, 2006, between McKesson Information Solutions, LLC and Addus HealthCare, Inc. (filed on August 26, 2009 as Exhibit 10.17(c) to Amendment No. 1 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.14	Addus HomeCare Corporation 2009 Stock Incentive Plan (filed on September 21, 2009 as Exhibit 10.20 to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.15	Form of Incentive Stock Option Award Agreement under the 2009 Stock Incentive Plan (filed on September 21, 2009 as Exhibit 10.20(a) to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.16	Form of Restricted Stock Award Agreement under the 2009 Stock Incentive Plan (filed on September 21, 2009 as Exhibit 10.20(b) to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.17	Summary of Independent Director Compensation Policy*

10.18	The Executive Nonqualified “Excess” Plan Adoption Agreement, by Addus HealthCare, Inc., dated April 1, 2012 (filed on April 5, 2012 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.19	The Executive Nonqualified Excess Plan Document, dated April 1, 2012 (filed on April 5, 2012 as Exhibit 99.2 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated herein by reference)

Exhibit Number	Description of Document

10.20	Asset Purchase Agreement, dated as of February 7, 2013, by and among Addus HealthCare, Inc., its subsidiaries identified therein, LHC Group, Inc. and its subsidiaries identified therein (filed on March 6, 2013 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.21	Amended and Restated Credit and Guaranty Agreement, dated as of August 11, 2014, among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation, Professional Reliable Nursing Service, Inc., Addus HealthCare (Delaware), Inc. and Cura Partners, LLC, as borrowers, Addus HomeCare Corporation, the other credit parties from time to a time a party thereto, the various institutions from time to time a party thereto, as lenders, and Fifth Third Bank as agent and L/C issuer (filed on August 11, 2014 as Exhibit 10.1 to Addus HomeCare Corporation’s Quarterly Report on Form 10-Q and incorporated by reference herein).

10.22	Amendment No 1. to Amended and Restated Credit and Guaranty Agreement, dated as of November 6, 2014 and effective as of September 30, 2014, among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., PHC Acquisition Corporation, Professional Reliable Nursing Service, Inc., Addus HealthCare (South Carolina), Inc., Addus HealthCare (Delaware), Inc. and Cura Partners, LLC, as borrowers, Addus HomeCare Corporation, the other credit parties from time to time a party thereto, the various institutions from time to time a party thereto, as lenders, and Fifth Third Bank as agent and L/C issuer (filed on November 7, 2014 as Exhibit 10.2 to Addus HomeCare Corporation’s Quarterly Report on Form 10-Q and incorporated by reference herein).

10.23	Employment and Non-Competition Agreement, effective December 15, 2014, by and between Addus HealthCare, Inc. and Maxine Hochhauser (filed on December 15, 2014 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein).

10.24	Amendment to Employment and Non-Competition Agreement, effective December 15, 2014, by and between Addus HealthCare, Inc. and Darby Anderson (filed on December 15, 2014 as Exhibit 99.2 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein).

10.25	Employment and Non-Competition Agreement, effective May 11, 2015, by and between Addus HealthCare, Inc. and Donald Klink (filed on April 30, 2015 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein).

10.26	Securities Purchase Agreement, dated as of April 24, 2015, by and among Addus Healthcare, Inc., Margaret Coffey, Carol Kolar, South Shore Home Health Service, Inc. and Acaring Home Care, LLC. (filed on May 8, 2015 as Exhibit 10.1 to Addus HomeCare Corporation’s Quarterly Report on Form 10-Q and incorporated by reference herein).

10.27	Second Amended and Restated Credit and Guaranty Agreement, dated as of November 10, 2015, among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., PHC Acquisition Corporation, Professional Reliable Nursing Service, Inc., Addus HealthCare (South Carolina), Inc., Addus HealthCare (Delaware), Inc., Cura Partners, LLC and Priority Home Health Care, Inc., as borrowers, Addus HomeCare Corporation, as guarantor, the other credit parties from time to time party thereto, the various institutions from time to time party thereto, as lenders, and Fifth Third Bank, as agent and L/C issuer (filed on November 16, 2015 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein).

Exhibit Number	Description of Document

10.28	Employment and Non-Competition Agreement, effective February 29, 2016, by and between Addus HealthCare, Inc. and R. Dirk Allison (filed on March 2, 2016 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.29	Employment and Non-Competition Agreement, effective February 25, 2016, by and between Addus HealthCare, Inc. and James Zoccoli (filed on February 29, 2016 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.30	Employment Agreement, dated November 29, 2010, by and between Addus HealthCare, Inc. and Dennis Meulemans (filed on December 1, 2010 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.31	Separation Agreement and General Release, dated as of April 29, 2015, by and between Addus HealthCare, Inc. and Dennis Meulemans (filed on April 30, 2015 as Exhibit 99.2 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.32	Amended and Restated Employment and Non-Competition Agreement, dated May 6, 2008, between Addus HealthCare, Inc. and Mark S. Heaney (filed on July 17, 2009 as Exhibit 10.2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.33	Amendment to the Amended and Restated Employment and Non-Competition Agreement, dated September 30, 2009, between Addus HealthCare, Inc. and Mark S. Heaney (filed on October 2, 2009 as Exhibit 10.2(a) to Amendment No. 4 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.34	Amendment No. 2 to Employment and Non-Competition Agreement, dated November 17, 2011, by and between Addus HealthCare, Inc. and Mark S. Heaney (filed on November 23, 2011 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.35	Separation Agreement and General Release, dated as of March 1, 2016, by and between Addus HomeCare Corporation and Mark S. Heaney (filed on March 2, 2016 as Exhibit 99.2 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

21.1	Subsidiaries of Addus HomeCare Corporation*

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	The following materials from Addus HomeCare Corporation’s Annual Report on Form 10-K for the years ended December 31, 2015, formatted in Extensive Business Reporting Language (XBRL), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.*

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Addus HomeCare Corporation

By:	/s/ R. DIRK ALLISON
R. Dirk Allison, President and Chief Executive Officer

Date: March 11, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ R. DIRK ALLISON R. Dirk Allison	President and Chief Executive Officer (Principal Executive Officer) and Director	March 11, 2016

/s/ DONALD KLINK Donald Klink	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2016

/s/ MARK L. FIRST Mark L. First	Director	March 11, 2016

/s/ SIMON A. BACHLEDA Simon A. Bachleda	Director	March 11, 2016

/s/ STEVEN I. GERINGER Steven I. Geringer	Director	March 11, 2016

/s/ MICHAEL EARLEY Michael Earley	Director	March 11, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Addus HomeCare Corporation

Downers Grove, Illinois

We have audited the accompanying consolidated balance sheets of Addus HomeCare Corporation as of December 31, 2015 and 2014 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. In connection with our audits of the financial statements, we have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Addus HomeCare Corporation at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Addus HomeCare Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2016 expressed an adverse opinion thereon.

/s/ BDO USA, LLP

Chicago, Illinois

March 11, 2016

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2015 and 2014

(amounts and shares in thousands, except per share data)

	2015	2014
Assets
Current assets
Cash	$4,104	$13,363
Accounts receivable, net of allowances of $4,850 and $3,881 at December 31, 2015 and 2014, respectively	84,959	68,333
Prepaid expenses and other current assets	4,858	7,168
Deferred tax assets	8,640	8,508

Total current assets	102,561	97,372

Property and equipment, net of accumulated depreciation and amortization	8,619	7,695

Other assets
Goodwill	68,844	64,220
Intangibles, net of accumulated amortization	10,351	10,347
Investments in joint ventures	900	900
Other assets	1,337	269

Total other assets	81,432	75,736

Total assets	$192,612	$180,803

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,748	$3,951
Current portion of capital lease obligations	1,109	986
Current portion of contingent earn-out obligation	1,250	1,000
Accrued expenses	35,082	37,268

Total current liabilities	42,189	43,205

Long-term liabilities
Deferred tax liabilities	6,815	5,845
Capital lease obligations, less current portion	1,882	2,677
Contingent earn-out obligation, less current portion	—	1,120

Total long-term liabilities	8,697	9,642

Total liabilities	$50,886	$52,847

Stockholders’ equity
Common stock—$.001 par value; 40,000 authorized and 11,108 and 11,010 shares issued and outstanding as of December 31, 2015 and 2014, respectively	$11	$11
Additional paid-in capital	87,076	84,929
Retained earnings	54,639	43,016

Total stockholders’ equity	141,726	127,956

Total liabilities and stockholders’ equity	$192,612	$180,803

See accompanying Notes to Consolidated Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2015, 2014 and 2013

(amounts and shares in thousands, except per share data)

	For the Year Ended December 31,
	2015	2014	2013
Net service revenues	$336,815	$312,942	$265,941
Cost of service revenues	245,492	229,207	198,202

Gross profit	91,323	83,735	67,739
General and administrative expenses	70,452	61,834	50,118
Revaluation of contingent consideration	130	—	—
Depreciation and amortization	4,717	3,830	2,160

Total operating expenses	75,299	65,664	52,278

Operating income from continuing operations	16,024	18,071	15,461

Interest income	(47)	(18)	(188)
Interest expense	786	698	674

Total interest expense, net	739	680	486

Income from continuing operations before income taxes	15,285	17,391	14,975
Income tax expense	3,932	5,428	3,812

Net income from continuing operations	11,353	11,963	11,163

Discontinued operations:
Gain (loss) from Home Health Business, net of tax	270	280	(980)
Gain on sale of Home Health Business, net of tax	—	—	8,962

Earnings from discontinued operations	270	280	7,982

Net income	$11,623	$12,243	$19,145

Net income per common share
Basic income per share
Continuing operations	$1.03	$1.10	$1.03
Discontinued operations	0.03	0.02	0.74

Basic income per share	$1.06	$1.12	$1.77

Diluted income per share
Continuing operations	$1.02	$1.08	$1.01
Discontinued operations	0.02	0.02	0.72

Diluted income per share	$1.04	$1.10	$1.73

Weighted average number of common shares and potential common shares outstanding:
Basic	10,986	10,900	10,826
Diluted	11,189	11,114	11,075

See accompanying Notes to Consolidated Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2015, 2014 and 2013

(amounts and shares in thousands)

	Common Stock		Additional Paid in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2012	10,823	$11	$82,778	$11,628	$94,417

Issuance of shares of common stock under restricted stock award agreements	63	—	—	—	—
Stock-based compensation	—	—	515	—	515
Common shares withheld for witholding taxes on exercise of options	(67)	—	(221)	—	(221)
Shares issued	94	—	—	—	—
Net income	—	—	—	19,145	19,145

Balance at December 31, 2013	10,913	$11	$83,072	$30,773	$113,856

Issuance of shares of common stock under restricted stock award agreements	36	—	—	—	—
Stock-based compensation	—	—	827	—	827
Excess tax benefit from exercise of stock options	—	—	816	—	816
Shares issued	61	—	214	—	214
Net income	—	—	—	12,243	12,243

Balance at December 31, 2014	11,010	$11	$84,929	$43,016	$127,956

Issuance of shares of common stock under restricted stock award agreements	57	—	—	—	—
Forfeiture of shares of common stock under restricted stock award agreements	(3)	—	—	—	—
Stock-based compensation	—	—	1,573	—	1,573
Excess tax benefit from exercise of stock options	—	—	269	—	269
Shares issued	44	—	305	—	305
Net income	—	—	—	11,623	11,623

Balance at December 31, 2015	11,108	$11	$87,076	$54,639	$141,726

See accompanying Notes to Consolidated Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2015, 2014 and 2013

(amounts in thousands)

	For the Year
	Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$11,623	$12,243	$19,145
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	4,717	3,830	2,160
Deferred income taxes	838	2,221	4,701
Stock-based compensation	1,573	827	515
Amortization of debt issuance costs	97	154	166
Provision for doubtful accounts	4,309	2,818	3,019
Gain on sale of Home Health Business	—	—	(15,284)
Revaluation of contingent consideration	130	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(19,512)	(9,276)	7,818
Prepaid expenses and other current assets	2,318	(873)	1,061
Accounts payable	570	(850)	435
Accrued expenses	(2,557)	(4,066)	3,657

Net cash provided by operating activities	4,106	7,028	27,393

Cash flows from investing activities:
Acquisitions of businesses	(8,365)	(7,172)	(12,325)
Acquisition of customer list	(146)	(50)	—
Net proceeds from sale of Home Health Business	—	—	16,105
Purchases of property and equipment	(2,213)	(5,274)	(887)

Net cash (used in) provided by investing activities	(10,724)	(12,496)	2,893

Cash flows from financing activities:
Net repayments on term loan	—	—	(208)
Net payments on revolving credit loan	—	—	(16,250)
Excess tax benefit from exercise of stock options	269	816	—
Payment on contingent earn-out obligation	(1,000)	—	—
Payments for debt issuance costs	(1,165)	(290)	—
Cash received from exercise of stock options	305	214	—
Borrowings on capital lease obligations	—	2,896	—
Payments on capital lease obligations	(1,050)	(370)	—

Net cash (used in) provided by financing activities	(2,641)	3,266	(16,458)

Net change in cash	(9,259)	(2,202)	13,828
Cash, at beginning of period	13,363	15,565	1,737

Cash, at end of period	$4,104	$13,363	$15,565

Supplemental disclosures of cash flow information:
Cash paid for interest	$786	$698	$725
Cash paid for income taxes	911	4,465	5,689
Supplemental disclosures of non-cash investing and financing activities
Contingent and deferred consideration accrued for acquisitions	$—	$1,020	$1,100
Property and equipment acquired through capital lease obligations	378	1,137	—
Tax benefit related to the amortization of tax goodwill in excess of book basis	123	123	160

See accompanying Notes to Consolidated Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Significant Accounting Policies

Basis of Presentation and Description of Business

The consolidated financial statements include the accounts of Addus HomeCare Corporation (“Holdings”) and its subsidiaries (together with Holdings, the “Company”). The Company operates as one reportable business segment and is a provider of comprehensive home and community based services that are primarily personal in nature, which are provided primarily in the home, and focused on the dual eligible (Medicare/Medicaid) population. The Company’s services include personal care and assistance with activities of daily living, and adult day care. The Company’s consumers are primarily persons who are at risk of hospitalization or institutionalization, such as the elderly, chronically ill and disabled. The Company’s payor clients include federal, state and local governmental agencies, managed care organizations, commercial insurers and private individuals. The Company currently provides home and community based services to over 32.0 thousand consumers through 119 locations across 22 states, including 5 adult day centers in Illinois.

Discontinued Operations

On February 7, 2013, subsidiaries of Holdings entered into an Asset Purchase Agreement with LHC Group, Inc. and certain of its subsidiaries (the “Home Health Purchase Agreement”). Pursuant to the Home Health Purchase Agreement, effective March 1, 2013, the purchasers acquired substantially all the assets of the Company’s home health business in Arkansas, Nevada and South Carolina and 90% of its home health business in California and Illinois, with the Company retaining 10% ownership in such locations, for cash consideration of $20.0 million.

The Company’s home health services were operated through licensed and Medicare certified offices that provided physical, occupational and speech therapy, as well as skilled nursing services to pediatric, adult infirm and elderly patients. Home health services were reimbursed from Medicare, Medicaid and Medicaid-waiver programs, commercial insurance and private payors. See Note 2 Discontinued Operations for additional information.

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

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

Goodwill

The Company’s carrying value of goodwill is the residual of the purchase price over the fair value of the net assets acquired from various acquisitions including the acquisition of Addus HealthCare, Inc. (“Addus HealthCare”). In accordance with Accounting Standards Codification (“ASC”) Topic 350, “Goodwill and Other Intangible Assets ,” goodwill and intangible assets with indefinite useful lives are not amortized. The Company tests goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. The Company may use a qualitative test, known as “Step 0,” or a two-step quantitative method to determine whether impairment has occurred. In Step 0, the Company can elect to perform an optional qualitative analysis and based on the results skip the two step analysis. In 2015, 2014 and 2013, the Company elected to implement Step 0 and was not required to conduct the remaining two step analysis. The results of the Company’s Step 0 assessments indicated that it was more likely than not that the fair value of its reporting unit exceeded its carrying value and therefore the Company concluded that there were no impairments for the years ended December 31, 2015, 2014 or 2013.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Intangible Assets

The Company’s identifiable intangible assets consist of customer and referral relationships, trade names, trademarks, state licenses and non-compete agreements. Amortization is computed using straight-line and accelerated methods based upon the estimated useful lives of the respective assets, which range from two to twenty-five years.

Intangible assets with finite lives are amortized using the estimated economic benefit method over the useful life and assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company would recognize an impairment loss when the estimated future non-discounted cash flows associated with the intangible asset is less than the carrying value. An impairment change would then be recorded for the excess of the carrying value over the fair value. The Company estimates the fair value of these intangible assets using the income approach. No impairment charge was recorded for the years ended December 31, 2015, 2014 or 2013.

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

The Company also has indefinite-lived intangible assets that are not subject to amortization expense such as certificates of need and licenses to conduct specific operations within geographic markets. The Company’s management has concluded that certificates of need and licenses have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets, and the Company intends to renew and operate the certificates of need and licenses indefinitely. The certificates of need and licenses are tested annually for impairment. No impairment was recorded for the years ended December 31, 2015, 2014 or 2013.

Debt Issuance Costs

The Company amortizes debt issuance costs on a straight-line method over the term of the related debt. This method approximates the effective interest method.

Workers’ Compensation Program

The Company’s workers’ compensation program has a $350.0 thousand deductible component. The Company recognizes its obligations associated with this program in the period the claim is incurred. The cost of both the claims reported and claims incurred but not reported, up to the deductible, have been accrued based on historical claims experience, industry statistics and an actuarial analysis performed by an independent third party. The future claims payments related to the workers’ compensation program are secured by letters of credit.

Interest Income

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the statement of income as interest income. The Company received no

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

prompt payment interest in 2015 and 2014 and $185.0 thousand in prompt payment interest in 2013. While the Company may be owed additional prompt payment interest, the amount and timing of receipt of such payments remains uncertain and the Company has determined that it will continue to recognize prompt payment interest income when received.

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

Included in the Company’s calculation for the year ended December 31, 2015 were 650.0 thousand stock options of which 40.0 thousand were out-of-the-money. In addition, 6.0 thousand restrictive stock awards were dilutive for the year ended December 31, 2015.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Included in the Company’s calculation for the year ended December 31, 2014 were 684.0 thousand stock options of which 146.0 thousand were out-of-the money. In addition, 14.0 thousand stock options were dilutive for the year ended December 31, 2014.

Included in the Company’s calculation for the year ended December 31, 2013 were 647.0 thousand stock options of which none were out-of-the money. In addition, 44.0 thousand stock awards outstanding were dilutive for the year ended December 31, 2013.

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

The Company utilizes the income approach to estimate the fair value of its intangible assets derived from acquisitions. At the date of acquisition, a contingent earn-out obligation is recorded at its fair value which is calculated as the present value of the Company’s maximum obligation based on probability-weighed estimates of achievement of performance targets defined in the earn-out agreements. The Company reviews the fair valuation periodically and adjusts the fair value for any changes in the maximum earn-out obligation based on probability weighted estimates of achievement of certain performance targets defined in the earn-out agreements. In addition, discounted cash flows were used to estimate the fair value of the Company’s investment in joint ventures.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) , which requires an entity to recognize the amount of revenue for which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP. In July 2015, the FASB agreed to defer the effective date of the standard from January 1, 2017, to January 1, 2018, with an option that permits companies to adopt the standard as early as the original effective date. Early application prior to the original effective date is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs . The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. ASU 2015-03 is effective for annual and interim periods beginning on or after December 15, 2015.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of its pending adoption of the new standard on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes by eliminating the need for entities to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. This amendment is effective for annual periods beginning after December 15, 2016. The Company is currently evaluating the potential impact that ASU 2015-17 may have on its financial position and results of operations. The adoption of this standard is not expected to have an impact on the Company’s financial position, results of operations or financial statement disclosures.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Reclassification of Prior Period Balances

Certain reclassifications have been made to prior period amounts to conform to the current-year presentation. Previously, property and equipment acquired through certain capital lease obligations had been classified as borrowings on capital lease obligations under cash flows from financing activities and as a purchase of property and equipment under investing activities on the consolidated statements of cash flows. Because ASC 230-10-50-5 requires that for transactions that are part cash and part non-cash, only the cash portion shall be reported in the statement of cash flows, the Company revised the portion of the classification for which its lessor paid the vendors directly to instead be presented as a supplemental disclosure under non-cash investing and financing activities.

2. Discontinued Operations

Effective March 1, 2013, the Company sold substantially all of the assets used in its home health business (the “Home Health Business”) in Arkansas, Nevada and South Carolina, and 90% of the Home Health Business in California and Illinois, to subsidiaries of LHC Group, Inc. (the “Purchasers”) for a cash consideration of $20.0 million. The Company retained a 10% ownership interest in the Home Health Business in California and Illinois. On December 30, 2013, the Company sold one home health agency in Pennsylvania for approximately $200.0 thousand. In accordance with ASC 360-10-45, “ Impairment or Disposal of Long-Lived Assets.” The results of the Home Health Business and the Pennsylvania home health agency sold are reflected as discontinued operations for all periods presented herein.

The Company has included the financial results of the Home Health Business in discontinued operations for all periods presented. In connection with the discontinued operations presentation, certain financial statement footnotes have also been updated to reflect the impact of discontinued operations.

The following table presents the net service revenues and earnings attributable to discontinued operations, which include the financial results for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
	(Amounts in Thousands)
Net service revenues	$—	$—	$6,462

Income (loss) before income taxes	448	470	(1,672)
Income tax expense (benefit)	178	190	(692)

Net income (loss) from discontinued operations	$270	$280	$(980)

The following table presents the net gain on the sale of the Home Health Business which was recorded in the year ended December 31, 2013:

Gain (Amounts in Thousands)
Gain before income taxes	$15,284
Income tax expense	(6,322)

Net income from discontinued operations	$8,962

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

3. Acquisitions

On April 24, 2015, the Company entered into a purchase agreement to acquire South Shore Home Health Service, Inc. and Acaring Home Care, LLC for approximately $18.0 million to expand into the State of New York. The transaction was consummated effective February 5, 2016. The related acquisition costs for the year-ended December 31, 2015 are $542.0 thousand and are expensed as incurred.

Effective November 9, 2015, the Company acquired certain assets of Five Points Healthcare of Virginia, LLC (“Five Points”), in order to further expand the Company’s presence in the State of Virginia. The total consideration for the transaction was comprised of $4.1 million in cash. The related acquisition costs were $361.0 thousand and were expensed as incurred. The results of operations from this acquired entity are included in the Company’s statement of income from the date of the acquisition.

The Company’s acquisition of certain assets of Five Points has been accounted for in accordance with ASC Topic 805, “Business Combinations,” and the resultant goodwill and other intangible assets will be accounted for under ASC Topic 350 “Goodwill and Other Intangible Assets.” The acquisition of certain assets was recorded at its fair value as of November 9, 2015. The total purchase price is $4.1 million. Under business combination accounting, the total purchase price will be allocated to Five Points’s net tangible and identifiable intangible assets based on their estimated fair values. Based upon management’s valuation, the total purchase price has been allocated as follows:

Total (Amounts in Thousands)
Goodwill	$2,885
Identifiable intangible assets	920
Accounts receivable (net)	472
Accrued liabilities	(155)
Accounts payable	(7)

Total purchase price allocation	$4,115

Management’s assessment of qualitative factors affecting goodwill for Five Points includes: estimates of market share at the date of purchase; ability to grow in the market; synergy with existing Company operations and the presence of managed care payors in the market.

Identifiable intangible assets acquired consist of trade names and trademarks, customer relationships and non-compete agreements. The estimated fair value of identifiable intangible assets was determined by the Company’s management. It is anticipated that the net intangible and identifiable intangible assets, including goodwill, are deductible for tax purposes.

The Five Points acquisition accounted for $714.0 thousand of net service revenues from continuing operations for the year ended December 31, 2015.

Effective January 1, 2015, the Company acquired Priority Home Health Care, Inc. (“PHHC”), in order to further expand the Company’s presence in the State of Ohio. The total consideration for the transaction was comprised of $4.3 million in cash. The related acquisition costs were $455.0 thousand and were expensed as incurred. The results of operations from this acquired entity are included in the Company’s statement of income from the date of the acquisition.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Company’s acquisition of PHHC has been accounted for in accordance with ASC Topic 805, “Business Combinations,” and the resultant goodwill and other intangible assets will be accounted for under ASC Topic 350 “Goodwill and Other Intangible Assets .” The acquisition was recorded at its fair value as of January 1, 2015. The total purchase price is $4.3 million. Under business combination accounting, the total purchase price will be allocated to PHHC’s net tangible and identifiable intangible assets based on their estimated fair values. Based upon management’s valuation, the total purchase price has been allocated as follows:

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

The PHHC acquisition accounted for $9.0 million of net service revenues from continuing operations for the year ended December 31, 2015.

Effective June 1, 2014, the Company acquired Cura Partners, LLC, which conducts business under the name Aid & Assist at Home, LLC (“Aid & Assist”), in order to further expand the Company’s presence in the State of Tennessee. The total consideration for the transaction was $8.2 million, comprised of $7.1 million in cash and $1.0 million, representing the estimated fair value of contingent earn-out obligation. The related acquisition costs were $537.0 thousand and were expensed as incurred. The results of operations from this acquired entity are included in the Company’s statement of income from the date of the acquisition.

The Company’s acquisition of Aid & Assist has been accounted for in accordance with ASC Topic 805, “Business Combinations,” and the resultant goodwill and other intangible assets will be accounted for under ASC Topic 350 “ Goodwill and Other Intangible Assets .” The acquisition was recorded at its fair value as of June 1, 2014. The total purchase price is $8.2 million and is comprised of:

Total (Amounts in Thousands)
Cash	$7,172
Contingent earn-out obligation	1,020

Total purchase price	$8,192

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

As of June 1, 2014, the contingent earn-out obligation was recorded at its fair value of $1.0 million, which was the present value of the Company’s obligation to pay up to $1.2 million based on probability-weighted estimates of the achievement of certain performance targets, as defined in the earn-out agreement between the parties. As of December 31, 2014, the Company revalued this liability at $200.0 thousand. As of December 31, 2015, based on its valuation, the Company believes a liability does not exist for this contingent earn-out obligation. These declines in the fair value of the contingent earn-out obligation reflects the acquisition’s failure to achieve performance targets expected at the date of acquisition for 2014 and 2015 and the expectation that the acquisition will fail to achieve performance targets in 2016.

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

The Aid & Assist acquisition accounted for $10.7 million and $7.5 million of net service revenues from continuing operations for years ended December 31, 2015 and 2014, respectively.

The Company entered into two definitive acquisition agreements to acquire home and community based businesses during 2013 to further its presence in both existing states and to expand into new states. On October 17, 2013 the Company entered into an asset purchase agreement to acquire the entire home and community based business of Medi Home Private Care Division of Medical Services of America, Inc. The acquisition included two agencies located in South Carolina which were closed effective November 1, 2013; four agencies located in Tennessee and two agencies located in Ohio which closed in January 2014. The Company also entered into an asset purchase agreement to acquire the assets of Coordinated Home Health Care, LLC, a personal care business located in New Mexico (“CHHC”), on November 7, 2013. The combined consideration for these two acquisitions was $12.3 million in cash at the close and a maximum of $2.3 million in future cash based on certain performance. The purchase included sixteen offices located in Southern New Mexico. The transaction closed effective December 1, 2013. The related acquisitions costs were $735.0 thousand for the Medi

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Home Private Care Division of Medical Services of America, Inc. and CHHC deals, and were expensed as incurred. The results of operations from these acquired entities are included in our statement of income from the dates of the respective acquisitions.

The Company’s acquisition of the assets of CHHC has been accounted for in accordance with ASC Topic 805, “Business Combinations” and the resultant goodwill and other intangible assets will be accounted for under ASC Topic 350 “Goodwill and Other Intangible Assets”. Assets acquired and liabilities assumed were recorded at their fair values as of December 1, 2013. The total purchase price was $12.8 million and was comprised of:

Total (Amounts in Thousands)
Cash	$11,725
Contingent earn-out obligation	1,100

Total purchase price	$12,825

As of December 1, 2013, the contingent earn-out obligation was recorded at its fair value of $1.1 million, which was the present value of the Company’s obligation to pay up to $2.3 million based on probability-weighted estimates of the achievement of certain performance targets, as defined in the earn-out agreement between the parties. As of December 31, 2014, the Company revalued this liability at $1.9 million. This increase in the fair value of the contingent earn-out obligation reflects the acquisition’s excess achievement of performance targets for the year ended December 31, 2014 as a result of higher than anticipated rate of conversion to managed care organizations in the State of New Mexico. $1.0 million of the liability, which was recorded as the current portion at December 31, 2014, was subsequently paid during the second quarter of 2015. As of December 31, 2015, the contingent earn-out obligation was recorded at its fair value of $1.3 million which is the maximum earn-out obligation based on probability-weighted estimates of the achievement of certain performance targets, as defined in the earn-out agreement between the parties. The Company has recorded the $1.3 million as a current liability to be paid during the second quarter of 2016.

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

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Identifiable intangible assets acquired consist of trade names and trademarks, customer relationships and non-compete agreements. The estimated fair value of identifiable intangible assets was determined by management. The net intangible and identifiable intangible assets, including goodwill, are deductible for tax purposes.

Acquisitions completed during the fourth quarter 2013 accounted for $24.6 million, $21.9 million and $1.7 million of net service revenues from continuing operations for years ended December 31, 2015, 2014 and 2013, respectively.

The following table contains unaudited pro forma consolidated income statement information assuming the Five Points and PHHC acquisitions closed on January 1, 2014 and the Aid & Assist and CHHC acquisitions closed on January 1, 2013.

	For The Year Ended December 31,
	2015	2014	2013
	(Amounts in Thousands)
Net service revenues	$340,985	$334,517	$298,395
Operating income from continuing operations	16,798	19,458	15,890
Net income from continuing operations	11,785	12,893	10,050
Earnings from discontinued operations	270	280	7,982

Net income	$12,055	$13,173	$18,032

Net income per common share
Basic income per share
Continuing operations	$1.08	$1.18	$0.99
Discontinued operations	0.02	0.03	0.74

Basic income per share	$1.10	$1.21	$1.73

Diluted income per share
Continuing operations	$1.06	$1.16	$0.96
Discontinued operations	0.02	0.03	0.72

Diluted income per share	$1.08	$1.19	$1.68

The pro forma disclosures in the table above include adjustments for, amortization of intangible assets and tax expense and acquisition costs to reflect results that are more representative of the combined results of the transactions as if Five Points and PHHC had occurred on January 1, 2014 and Aid & Assist and CHHC had occurred on January 1, 2013. This pro forma information is presented for illustrative purposes only and may not be indicative of the results of operation that would have actually occurred. In addition, future results may vary significantly from the results reflected in the pro forma information. The unaudited pro forma financial information does not reflect the impact of future events that may occur after the acquisition, such as anticipated cost savings from operating synergies.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

4. Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2015	2014
	(Amounts in Thousands)
Computer equipment	$3,499	$2,537
Furniture and equipment	2,498	2,224
Transportation equipment	773	673
Leasehold improvements	4,756	4,609
Computer software	6,245	5,105

	17,771	15,148
Less accumulated depreciation and amortization	(9,152)	(7,453)

	$8,619	$7,695

Computer software includes $3.8 million of internally developed software. Depreciation and amortization expense predominantly related to computer equipment and software and leasehold improvements is reflected in general and administrative expenses and totaled $1.7 million, $1.4 million and $814.0 thousand for the years ended December 31, 2015, 2014 and 2013, respectively.

5. Goodwill and Intangible Assets

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

Goodwill is required to be tested for impairment at least annually. The Company can elect to perform Step 0 an optional qualitative analysis and based on the results skip the remaining two steps. In 2015, 2014 and 2013, the Company elected to implement Step 0 and was not required to conduct the remaining two step analysis. In performing its goodwill assessment for 2015, 2014 and 2013, the Company evaluated the following factors that affect future business performance: macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, entity-specific events, reporting unit factors and company stock price. As a result of the assessment of these qualitative factors, the Company has concluded that it is more likely than not that the fair values of the reporting unit goodwill as of December 31, 2015, 2014 and 2013 exceed the carrying values of the unit. Accordingly, the first and second steps of the goodwill impairment test as described in FASB ASC 350-20-35, which includes estimating the fair values of the Company, are not considered necessary. The Company did not record any impairment charges for the years ended December 31, 2015, 2014, or 2013. The goodwill for the Company’s continuing operations was $68.8 million and $64.2 million as of December 31, 2015 and 2014, respectively.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

A summary of goodwill and related adjustments for continuing operations is provided below:

Goodwill (Amounts in Thousands)
Goodwill, at December 31, 2013	$60,026
Additions for acquisitions	4,317
Adjustments to previously recorded goodwill	(123)

Goodwill, at December 31, 2014	$64,220
Additions for acquisitions	4,747
Adjustments to previously recorded goodwill	(123)

Goodwill, at December 31, 2015	$68,844

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

The Company also has indefinite-lived assets that are not subject to amortization expense such as licenses and in certain states certificates of need to conduct specific operations within geographic markets. The Company has concluded these assets have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and the Company intends to renew the licenses indefinitely. The licenses and certificates of need are tested annually for impairment using the cost approach. Under this method assumptions are made about the cost to replace the certificates of need. No impairment charges were recorded in the years ended December 31, 2015, 2014 or 2013.

The carrying amount and accumulated amortization of each identifiable intangible asset category consisted of the following for continuing operations at December 31, 2015 and 2014:

	Customer and referral relationships	Trade names and trademarks	State Licenses	Non-competition agreements	Total
	(Amounts in Thousands)
Gross balance at January 1, 2014	$26,346	5,281	150	1,508	33,285
Acquisition of customer list	50	—	—	—	50
Additions for acquisitions	1,500	1,900	—	550	3,950
Accumulated amortization	(22,497)	(3,619)	—	(822)	(26,938)

Net Balance at December 31, 2014	5,399	3,562	150	1,236	10,347
Gross balance at January 1, 2015	27,896	7,181	150	2,058	37,285
Acquisition of customer list	146	—	—	—	146
Additions for acquisitions	1,830	980	—	40	2,850
Accumulated amortization	(24,055)	(4,587)	—	(1,288)	(29,930)

Net Balance at December 31, 2015	$5,817	$3,574	$150	$810	$10,351

Amortization expense for continuing and discontinued operations related to the identifiable intangible assets amounted to $3.0 million, $2.4 million and $1.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. Goodwill and state licenses are not amortized pursuant to ASC Topic 350.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The weighted average remaining lives of identifiable intangible assets as of December 31, 2015 is 5.3 years.

The estimated future intangible amortization expense is as follows:

For the year ended December 31,	Total (Amount in Thousands)
2016	$3,010
2017	2,511
2018	2,357
2019	1,375
2020	395
Thereafter	555

Total	$10,203

6. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consist of the following:

	December 31,
	2015	2014
	(Amounts in Thousands)
Prepaid health insurance	$490	$2,762
Prepaid workers’ compensation and liability insurance	1,526	1,326
Prepaid rent	578	595
Workers’ compensation insurance receivable	1,303	1,457
Other	961	1,028

	$4,858	$7,168

Accrued expenses consisted of the following:

	December 31,
	2015	2014
	(Amounts in Thousands)
Accrued payroll	$13,304	$12,703
Accrued workers’ compensation insurance	14,116	14,081
Accrued health insurance (2)	950	3,540
Indemnification reserve (1)	754	1,263
Accrued payroll taxes	1,805	3,287
Accrued professional fees	1,084	1,500
Other	3,069	894

	$35,082	$37,268

(1)

As a condition of the sale of the Home Health Business to subsidiaries of LHC Group. Inc. (“LHCG”) the Company is responsible for any adjustments to Medicare and Medicaid billings prior to the closing of the sale. In connection with an internal evaluation of the Company’s billing processes, it discovered documentation errors in a number of claims that it had submitted to Medicare. Consistent with applicable

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

law, the Company voluntarily remitted $1.8 million to the government in March 2014. The Company, using its best judgment, has estimated a total of $754.0 thousand for billing adjustments for 2013, 2012, 2011 and 2010 services which may be subject to Medicare audits. For the year ended December 31, 2015, the Company reduced the indemnification reserve accrual by the amounts accrued for periods no longer subject to Medicare audits of $448.0 thousand. This amount is reflected as a reduction in general and administrative expense of discontinued operations.

(2)	The Company provides health insurance coverage to qualified union employees providing home and community based services in Illinois through a Taft-Hartley multi-employer health and welfare plan under Section 302(c)(5) of the Labor Management Relations Act of 1947. The Company’s insurance contributions equal the amount reimbursed by the State of Illinois. Contributions are due within five business days from the date the funds are received from the State. Amounts due of $490.0 thousand and $2.4 million for health insurance reimbursements and contributions were reflected in prepaid insurance and accrued insurance at December 31, 2015 and 2014, respectively.

The Company’s workers’ compensation program has a $350.0 thousand deductible component. The Company recognizes its obligations associated with this program in the period the claim is incurred. The cost of both the claims reported and claims incurred but not reported, up to the deductible, have been accrued based on historical claims experience, industry statistics and an actuarial analysis performed by an independent third party. The future claims payments related to the workers’ compensation program are secured by letters of credit. These letters of credit totaled $16.7 million and $15.5. million at December 31, 2015 and 2014.

As part of the terms of the acquisition of Addus HealthCare in 2006, all 2005 and prior workers’ compensation claims were the obligation of the former stockholders of Addus HealthCare. During the fourth quarter of 2014, Addus entered into an agreement pursuant to which the responsibility of the selling shareholders for these claims was terminated. The outstanding loss reserves associated with the 2005 and prior workers’ compensation policies approximated $763.0 thousand and $779.0 thousand at December 31, 2015 and 2014, respectively. The Company received $841.0 thousand in cash and escrow amounts in exchange for the termination of these liabilities.

7. Long-Term Debt

Capital Leases

On July 12, 2014, September 11, 2014 and April 13, 2015, the Company executed three 48-month capital lease agreements for $2.7 million, $1.4 million and $378.0 thousand, respectively, with First American Commercial Bancorp, Inc. The capital leases were entered into to finance property and equipment at the Company’s new corporate headquarters in Downers Grove, IL. The underlying assets are included in “Property and equipment, net of accumulated depreciation and amortization” in the accompanying Consolidated Balance Sheets. These capital lease obligations require monthly payments through September 2019 and have implicit interest rates that range from 3.0% to 3.6%. At the end of the term, the Company has the option to purchase the assets for $1 per lease agreement.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

An analysis of the leased property under capital leases by major classes is as follows.

Classes of Property	Asset Balances at December 31, 2015 (Amounts in Thousands)
Leasehold Improvements	$2,928
Furniture & Equipment	526
Computer Equipment	635
Computer Software	303

Less: Accumulated Depreciation	(689)

$3,703

The future minimum payments for capital leases as of December 31, 2015 are as follows:

Capital Lease (Amounts In Thousands)
2016	$1,213
2017	1,213
2018	737
2019	30

Total minimum lease payments	3,193
Less: amount representing estimated executory costs (such as taxes, maintenance and insurance), including profit thereon, included in total minimum lease payments	(70)

Net minimum lease payments	3,123
Less: amount representing interest (1)	(132)

Present value of net minimum lease payments (2)	$2,991

(1)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at lease inception.

(2)	Reflected in the balance sheet as current and noncurrent obligations under capital leases of $1.1 million and $1.9 million, respectively.

Senior Secured Credit Facility

On November 10, 2015, the Company entered into a new credit facility with certain lenders and Fifth Third Bank, as agent and letters of credit issuer. The Company’s credit facility provides a $75.0 million revolving line of credit, a delayed draw term loan facility of up to $25.0 million and an uncommitted incremental term loan facility of up to $50.0 million, expiring November 10, 2020 and includes a $35.0 million sublimit for the issuance of letters of credit. The new credit facility has the same material terms as the previous agreement dated August 11, 2014. Substantially all of the subsidiaries of Holdings are co-borrowers, and Holdings has guaranteed the borrowers’ obligations under the credit facility. The credit facility is secured by a first priority security interest in all of Holdings’ and the borrowers’ current and future tangible and intangible assets, including the shares of stock of the borrowers.

The availability of funds under the revolving credit portion of our credit facility, is based on the lesser of (i) the product of adjusted EBITDA, as defined in the credit agreement, for the most recent 12-month period for which financial statements have been delivered under the credit agreement multiplied by the specified advance multiple, up to 3.25, less the outstanding senior indebtedness and letters of credit, and (ii) $75.0 million less the

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

outstanding revolving loans and letters of credit. Interest on the revolving credit portion of our credit facility may be payable at (x) the sum of (i) an applicable margin ranging from 2.00% to 2.50% based on the applicable leverage ratio plus (ii) a base rate equal to the greatest of (a) the rate of interest last quoted by The Wall Street Journal as the “prime rate,” (b) the sum of the federal funds rate plus a margin of 0.50% and (c) the sum of the adjusted LIBOR that would be applicable to a loan with an interest period of one month advanced on the applicable day plus a margin of 3.00% or (y) the sum of (i) an applicable margin ranging from 3.00% to 3.50% based on the applicable leverage ratio plus (ii) the adjusted LIBOR that would be applicable to a loan with an interest period of one, two or three months advanced on the applicable day or (z) the sum of (i) an applicable margin ranging from 3.00% to 3.50% based on the applicable leverage ratio plus (ii) the daily floating LIBOR that would be applicable to a loan with an interest period of one month advanced on the applicable day. The Company pays a fee ranging from 0.25% to 0.50% per annum based on the applicable leverage ratio times the unused portion of the revolving portion of the credit facility. Issued stand-by letters of credit are charged at a rate equal to the applicable margin for LIBOR loans payable quarterly. The Company did not have any amounts outstanding on the credit facility as of December 31, 2015 or 2014, and the total availability under the revolving credit loan facility was $58.3 million and $39.5 million as of December 31, 2015 and December 31, 2014, respectively.

The credit facility contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The credit facility also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum fixed charge coverage ratio, a requirement to stay below a maximum senior leverage ratio and a requirement to stay below a maximum permitted amount of capital expenditures, as well as restrictions on guarantees, indebtedness, liens, distributions, investments and loans, subject to customary carve outs, a restriction on dividends (unless no default then exists or would occur as a result thereof, the Company is in pro forma compliance with the financial covenants contained in the credit facility after giving effect thereto, the Company has an excess availability of at least 40% of the revolving credit commitment under the credit facility and the aggregate amount of dividends and distributions paid in any fiscal year does not exceed $5.0 million), restrictions on the Company’s ability to enter into transactions other than in the ordinary course of business, a restriction on the ability to consummate more than three acquisitions in any calendar year, consummate any individual acquisition with a purchase price in excess of $25.0 million and consummate acquisitions with total purchase price in excess of $40.0 million in the aggregate over the term of the credit facility, in each case without the consent of the lenders, restrictions on mergers, transfers of assets, acquisitions, equipment, subsidiaries and affiliate transactions, subject to customary carve outs, and restrictions on fundamental changes and lines of business.

8. Income Taxes

The current and deferred federal and state income tax provision for continuing operations, are comprised of the following:

	December 31,
	2015	2014	2013
	(Amounts in Thousands)
Current
Federal	$2,743	$2,231	$2,926
State	528	976	435
Deferred
Federal	546	1,915	393
State	115	306	58

Provision for income taxes	$3,932	$5,428	$3,812

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The tax effects of certain temporary differences between the Company’s book and tax bases of assets and liabilities give rise to significant portions of the deferred income tax assets at December 31, 2015 and 2014. The deferred tax assets consisted of the following:

	December 31,
	2015	2014
	(Amounts in Thousands)
Deferred tax assets
Current
Accounts receivable allowances	$1,930	$1,568
Accrued compensation	1,165	1,365
Accrued workers’ compensation	5,092	5,099
Other	926	899

Total current deferred tax assets	9,113	8,931
Deferred tax liabilities
Current
Prepaid insurance	(473)	(423)

Net deferred tax assets—current	8,640	8,508
Deferred tax assets
Long-term
Transaction costs	917	612
Reserves	300	510
Stock-based compensation	1,190	713

Total long-term deferred tax assets	2,407	1,835
Deferred tax liability
Long-term
Goodwill and intangible assets	(8,346)	(7,068)
Property and equipment	(697)	(394)
Other	(179)	(218)

Net deferred tax liabilities—long-term	(6,815)	(5,845)

Total net deferred tax assets	$1,825	$2,663

Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax-planning strategies in making this assessment. Based on this assessment, management believes it is more likely than not that the Company will realize its deferred income tax assets as of December 31, 2015.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

A reconciliation for continuing operation of the statutory federal tax rate of 34.5%, 34.5% and 35.0% to the effective income tax rate, for the years ended December 31, 2015, 2014, and 2013, is summarized as follows:

	December 31,
	2015	2014	2013
Federal income tax at statutory rate	34.5%	34.5%	35.0%
State and local taxes, net of federal benefit	5.2	5.9	5.2
Jobs tax credits, net	(11.1)	(9.9)	(6.8)
Nondeductible meals and entertainment	0.5	0.5	0.4
Other	(3.4)	0.2	(8.3)

Effective income tax rate	25.7%	31.2%	25.5%

The Company is subject to taxation in the jurisdictions in which it operates. The Company continues to remain subject to examination by U.S. federal authorities for the years 2012 through 2015 and for various state authorities for the years 2011 through 2015. As part of the acquisition of Addus HealthCare in 2006, the selling stockholders agreed to assume and indemnify the successor for any federal or state tax liabilities prior to the acquisition date.

At December 31, 2015, the Company did not have any unrecognized tax benefits under ASC Topic 740. The Company believes that it no longer had any uncertain tax positions that required a reserve and therefore recognized the previous $115.0 thousand unrecognized tax benefit during 2015.

A summary of the activities associated with the Company’s reserve for unrecognized tax benefits is as follows:

Unrecognized Tax Benefits (Amounts in Thousands)
Balance at December 31, 2013	$115
Increases related to current year tax positions	—

Balance at December 31, 2014	$115
Decreases related to current year tax positions	(115)

Balance at December 31, 2015	$—

9. Stock Options and Restricted Stock Awards

Stock Options

The 2006 Plan provides for the grant of non-qualified stock options to directors and eligible employees, as defined in the 2006 Plan. A total of 899.0 thousand of Holdings’ shares of common stock were reserved for issuance under the 2006 Plan. The number of options to be granted and the terms thereof were approved by Holdings’ board of directors. The option price for each share of common stock subject to an option may be greater than or equal to the fair market value of the stock at the date of grant. The stock options generally vest ratably over a five year period and expire 10 years from the date of grant, if not previously exercised.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

In September 2009, the Company’s board of directors and stockholders adopted and approved the 2009 Plan. The 2009 Plan provides for the grant of 1.5 million incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, deferred stock units, restricted stock units, other stock units and performance shares.

A summary of stock option activity and weighted average exercise price is as follows:

	For The Year Ended December 31,
	2015		2014		2013
	Options (Amounts in Thousands)	Weighted Average Exercise Price	Options (Amounts in Thousands)	Weighted Average Exercise Price	Options (Amounts in Thousands)	Weighted Average Exercise Price
Outstanding, beginning of period	684	$11.43	647	$8.80	596	$8.11
Granted	40	26.49	121	22.97	177	10.93
Exercised	(44)	8.51	(66)	6.90	(94)	9.09
Forfeited/Cancelled	(30)	10.53	(18)	9.26	(32)	7.89

Outstanding, end of period	650	$12.70	684	$11.43	647	$8.80

The following table summarizes stock options outstanding and exercisable at December 31, 2015:

	Outstanding			Exercisable
Exercise Price	Options (Amounts in Thousands)	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options (Amounts in Thousands)	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$4.46-$5.93	68,000	5.9	$5.17	56,000	5.8	$5.32
$8.91-$26.49	582,458	4.9	13.58	390,520	3.2	10.78

	650,458	5.0	$12.70	446,520	3.5	$10.10

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

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The weighted-average estimated fair value of employee stock options granted as calculated using the Enhanced Hull-White Trinomial model and the related assumptions follow:

	For the Year Ended December 31,
	2015	2014	2013
	Grants	Grants	Grants
Weighted average fair value	$9.18	$10.69	$5.14
Risk-free discount rate	2.29%	2.12% - 2.73%	2.07% - 2.96%
Expected life	8.20 years	7.70-8.20 years	6.00 – 6.25 years
Dividend yield	—	—	—
Volatility	47%	47%	47%
Expected turn-over rate	2%	5%	5%
Expected exercise multiple	2.2	2.2	2.2

Stock option compensation expense, for continuing and discontinued operations, totaled $635.0 thousand, $502.0 thousand and $276.0 thousand for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, there was $1.3 million of total unrecognized compensation cost that is expected to be recognized over a period of five years.

The intrinsic value of vested and outstanding stock options was $5.9 million and $7.0 million, $6.3 million and $8.8 million, and $5.6 million and $6.9 million as of December 31, 2015, 2014 and 2013, respectively.

The intrinsic value of stock options exercised during the year ended December 31, 2015, 2014 and 2013 was $894.0 thousand, $1.0 million and $288.0 thousand, respectively.

There were 44.0 thousand, 66.0 thousand and 94.0 thousand stock options exercised in 2015, 2014 and 2013 respectively. For 2015, none of the options exercised were issued as part of a cashless exchange. For 2014 and 2013, 26.0 thousand and 67.0 thousand of the options exercised were issued as part of a cashless exchange.

The Company recognized an excess tax benefit from the exercise of stock options of $269.0 thousand, $816.0 thousand and $0 for 2015, 2014 and 2013, respectively, as a credit to additional paid-in capital rather than a reduction of income tax expense.

Restricted Stock Awards

In 2015, management awarded 58.0 thousand shares of restricted stock awards under the 2009 Plan with a weighted average grant date fair value of $23.32 per share. As of December 31, 2015, $1.1 million of unearned compensation related to unvested awards of restricted stock will be recognized over the remaining vesting terms of the awards.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the status of unvested restricted stock awards outstanding at December 31, 2015, 2014 and 2013:

	For The Year Ended December 31,
	2015		2014		2013
	Restricted Stock Awards (Amounts in Thousands)	Weighted Average Grant Date Fair Value	Restricted Stock Awards (Amounts in Thousands)	Weighted Average Grant Date Fair Value	Restricted Stock Awards (Amounts in Thousands)	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, beginning of period	79	$15.16	70	$9.13	42	$4.80
Awarded	58	23.32	36	22.75	63	9.61
Vested	(38)	17.02	(22)	10.34	(32)	4.65
Forfeited	(15)	21.46	(5)	6.66	(3)	5.32

Unvested restricted stock awards, end of period	84	$18.91	79	$15.16	70	$9.13

The fair market value of restricted stock awards that vested during the year ended December 31, 2015 was $954.0 thousand.

Restricted stock award compensation expense, for continuing and discontinued operations, totaled $938.0 thousand, $325.0 thousand and $239.0 thousand for the years ended December 31, 2015, 2014 and 2013, respectively.

Shares available under the 2006 Plan and the 2009 Plan were 564.0 thousand and 770.0 thousand, respectively, as of December 31, 2015. The Company does not plan on issuing any further grants under the 2006 Plan.

10. Operating Leases and Related Party Transactions

The Company leases its branch office space under various operating leases that expire at various dates through 2024. In addition to rent, the Company is typically responsible for taxes, maintenance, insurance and common area costs. A number of the office leases also contain escalation and renewal option clauses. Total rent expense on these office leases was $3.0 million, $2.7 million and $2.4 million for continuing and discontinued operations for the years ended December 31, 2015, 2014, and 2013, respectively. In connection with the sale of the Home Health Business, the Company entered into subleases for all or a portion of 13 of the Company’s leased properties and assigned nine leases to the purchasers. Assigned leases are not included in the schedule below.

The Company entered into a 132 month lease with a third party for approximately 59.0 thousand square feet of office space in Downers Grove, IL for its corporate headquarters. The Company assumed occupancy in May 2014. Rental expense relating to this lease amounted to $755.0 thousand and $503.0 thousand for the years ended December 31, 2015 and 2014, respectively. Previously, the Company leased its corporate office space from a former member of its board of directors, who is also a stockholder of the Company. Under the terms of an operating lease that expired in June 2013; this lease agreement operated on a month to month basis through May 2014. Rental expense relating to this lease amounted to $200.0 thousand and $483.0 thousand for the years ended December 31, 2014 and 2013, respectively.

During 2011, the Company entered into a lease for its telecom system under a five year operating lease that expires in June 2016. Total expense on the telecom lease for continuing and discontinued operations was $586.0 thousand, $366.0 thousand and $379.0 thousand for the years ended December 31, 2015, 2014 and 2013, respectively.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following is a schedule of the future minimum payments, exclusive of taxes and other operating expenses, required under the Company’s operating leases. The payments owed with respect to the subleased properties have been included in the table below because the Company remains liable for payments in the event that the sublessee does not make the required payment to the landlord.

Rent (Amount in Thousands)
2016	$3,607
2017	2,665
2018	2,043
2019	1,538
2020	1,348
Thereafter	4,950

Total	$16,151

11. Stockholders’ Equity

2009 Stock Incentive Plan

In September 2009, the Company’s board of directors and stockholders adopted and approved the 2009 Plan. The 2009 Plan when established provided for the grant of 750.0 thousand incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, deferred stock units, restricted stock units, other stock units and performance shares. In May 2013, the Company’s Board of Directors and stockholders approved an increase in the number of incentive stock options to 1.5 million which was approved by the stockholders at the 2013 Annual Meeting.

12. Segment Data

The Company historically segregated its results into two distinct reportable segments: the home & community segment and the home health segment. As a result of the sale of the Home Health Business, the Company has reported the operating results for the Home Health Business in discontinued operations. Therefore, all of the Company’s operations are reported as one operating segment.

13. Employee Benefit Plans

The Company’s 401(k) Retirement Plan covers all non-union employees. The 401(k) plan is a defined contribution plan that provides for matching contributions by the Company. Matching contributions are discretionary and subject to change by management. Under the provisions of the 401(k) plan, employees can contribute up to the maximum percentage and limits allowable under the Internal Revenue Code of 1986. The Company provided a matching contribution, equal to 6.0% of the employees’ contributions, totaling $34.0 thousand, $30.0 thousand and $46.0 thousand for continuing and discontinued operations for the year ended December 31, 2015, 2014, and 2013, respectively.

14. Commitments and Contingencies

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

15. Significant Payors

A substantial portion of the Company’s net service revenues and accounts receivables are derived from services performed for federal, state and local governmental agencies. The Illinois Department on Aging accounted for 48.8%, 53.2%, and 58.8% of the Company’s net service revenues from continuing operations for 2015, 2014, and 2013, respectively.

The related receivables due from the Illinois Department on Aging represented 54.9% and 54.2% of the Company’s net accounts receivable at December 31, 2015 and 2014, respectively.

16. Concentration of Cash

Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash. The Company maintains cash with financial institutions which, at times, may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk on cash.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

17. Unaudited Summarized Quarterly Financial Information

The following is a summary of the Company’s unaudited quarterly results of operations (amounts and shares in thousands, except per share data):

	Year Ended December 31, 2015				Year Ended December 31, 2014
	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
Net service revenues	$84,760	$84,331	$85,809	$81,915	$82,636	$81,658	$76,965	$71,683
Gross profit	22,193	23,522	23,682	21,926	22,647	21,840	20,580	18,668
Operating income from continuing operations	3,015	4,284	5,098	3,627	5,242	4,961	4,098	3,770
Net income from continuing operations	3,051	2,887	3,253	2,162	3,643	3,237	2,729	2,354
Earnings from discontinued operations	270	—	—	—	280	—	—	—

Net income	$3,321	$2,887	$3,253	$2,162	$3,923	$3,237	$2,729	$2,354

Average shares outstanding:
Basic	11,007	11,007	10,989	10,947	10,929	10,927	10,903	10,850
Diluted	11,220	11,247	11,212	11,162	11,143	11,154	11,138	11,110
Income per common share:
Basic
Continuing operations	$0.28	$0.26	$0.30	$0.20	$0.33	$0.30	$0.25	$0.22
Discontinued operations	0.02	—	—	—	0.03	—	—	—

Basic net income per share	$0.30	$0.26	$0.30	$0.20	$0.36	$0.30	$0.25	$0.22

Diluted net income per share
Continuing operations	$0.27	$0.26	$0.29	$0.19	$0.33	$0.29	$0.25	$0.21
Discontinued operations	0.02	—	—	—	0.02	—	—	—

Diluted net income per share	$0.29	$0.26	$0.29	$0.19	$0.35	$0.29	$0.25	$0.21

18. Subsequent Event

On January 12, 2016, the Company drew $10.0 million of its revolving credit line, described in Notes to Consolidated Financial Statements 7 Long-Term Debt, to fund on-going operations.

On January 18, 2016, Mark Heaney ceased serving as the President and Chief Executive Officer of the Company and as a member of the Company’s Board of Directors. Also effective January 18, 2016, Steven Geringer was appointed as Chairman of the Company’s Board of Directors. Also effective January 18, 2016, R. Dirk Allison, a member of the Company’s Board of Directors, was appointed as the Company’s President and Chief Executive Officer. In connection with his appointment as President and CEO, Mr. Allison resigned his positions as a member of the Audit Committee and the Nominating and Corporate Governance Committee of the Company’s Board of Directors, but remains a member of the Company’s Board of Directors.

On January 20, 2016, the Company was served with a lawsuit that was filed in the United States District Court for the Northern District of Illinois against the Company and Cigna Corporation by Stop Illinois Marketing Fraud, LLC, a qui tam relator formed for the purpose of bringing this action. In the action, the plaintiff alleges, inter alia , violations of the False Claims Act by the Company relating primarily to allegations of improper referrals of patients from our home care division to our home health division, which was sold in 2013. The

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

plaintiff seeks to recover damages, fees and costs under the False Claims Act, including treble damages, civil penalties and its attorneys’ fees. The U.S. government has declined to intervene at this time. Based on its review of the complaint, the Company believes the case will not have a material adverse effect on its business, financial condition or results of operations. The Company intends to defend the litigation vigorously.

On April 24, 2015, the Company entered into a purchase agreement to acquire South Shore Home Health Service, Inc. and Acaring Home Care, LLC to expand into the State of New York. Effective February 5, 2016, the Company completed its acquisition for a total purchase price of $20.5 million, which was funded entirely with proceeds from a $22.0 million draw on its delayed draw term loan, described in Notes to Consolidated Financial Statements 7 Long-Term Debt.

On February 16, 2016, Inna Berkovich ceased serving as the Chief Information Officer of the Company. James Zoccoli was appointed as the Chief Information Officer on February 25, 2016.

Effective February, 23, 2016, the Company acquired Lutheran Social Services of Illinois for approximately $144.0 thousand, in order to expand its adult day care business within Illinois.

VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE II

(Amounts In Thousands)

Allowance for doubtful accounts	Balance at beginning of period	Additions/ charges	Deductions*	Balance at end of period
Year ended December 31, 2015
Allowance for doubtful accounts	$3,881	4,309	3,340	$4,850
Year ended December 31, 2014
Allowance for doubtful accounts	$4,140	2,818	3,077	$3,881
Year ended December 31, 2013
Allowance for doubtful accounts	$4,466	3,020	3,346	$4,140

*	Write-offs, net of recoveries

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Addus HomeCare Corporation dated as of November 2, 2009 (filed on November 20, 2009 as Exhibit 3.1 to Addus HomeCare Corporation’s Quarterly Report on Form 10-Q and incorporated by reference herein)

3.2	Amended and Restated Bylaws of Addus HomeCare Corporation (filed on May 9, 2013 as Exhibit 3.2 to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

4.1	Form of Common Stock Certificate (filed on October 2, 2009 as Exhibit 4.1 to Amendment No. 4 to the Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

4.2	Registration Rights Agreement, dated September 19, 2006, by and among Addus HomeCare Corporation, Eos Capital Partners III, L.P., Eos Partners SBIC III, L.P., Freeport Loan Fund LLC, W. Andrew Wright, III, Addus Term Trust, W. Andrew Wright Grantor Retained Annuity Trust, Mark S. Heaney, James A. Wright and Courtney E. Panzer (filed on July 17, 2009 as Exhibit 4.2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.1	Separation and General Release Agreement, dated as of September 20, 2009, between Addus HealthCare, Inc. and W. Andrew Wright, III (filed on September 21, 2009 as Exhibit 10.1(b) to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.2	Amended and Restated Employment and Non-Competition Agreement, dated August 27, 2007, between Addus HealthCare, Inc. and Darby Anderson (filed on July 17, 2009 as Exhibit 10.4 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.3	Amendment to the Amended and Restated Employment and Non-Competition Agreement, dated September 30, 2009, between Addus HealthCare, Inc. and Darby Anderson (filed on October 2, 2009 as Exhibit 10.4(a) to Amendment No. 4 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.4	Addus HealthCare, Inc. Home Health and Home Care Division Vice President and Regional Director Bonus Plan (filed on July 17, 2009 as Exhibit 10.10 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.5	Addus HealthCare, Inc. Support Center Vice President and Department Director Bonus Plan (filed on July 17, 2009 as Exhibit 10.11 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.6	Addus Holding Corporation 2006 Stock Incentive Plan (filed on July 17, 2009 as Exhibit 10.12 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.7	Director Form of Option Award Agreement under the 2006 Stock Incentive Plan (filed on July 17, 2009 as Exhibit 10.13 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.8	Executive Form of Option Award Agreement under the 2006 Stock Incentive Plan (filed on July 17, 2009 as Exhibit 10.14 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.9	Form of Indemnification Agreement (filed on July 17, 2009 as Exhibit 10.16 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

Exhibit Number	Description of Document

10.10	License Agreement, dated March 24, 2006, between McKesson Information Solutions, LLC and Addus HealthCare, Inc. (filed on August 26, 2009 as Exhibit 10.17 to Amendment No. 1 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.11	Contract Supplement to the License Agreement, dated March 24, 2006 (filed on August 26, 2009 as Exhibit 10.17(a) to Amendment No. 1 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.12	Contract Supplement to the License Agreement, dated March 28, 2006 (filed on August 26, 2009 as Exhibit 10.17(b) to Amendment No. 1 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.13	Amendment to License Agreement, dated March 28, 2006, between McKesson Information Solutions, LLC and Addus HealthCare, Inc. (filed on August 26, 2009 as Exhibit 10.17(c) to Amendment No. 1 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.14	Addus HomeCare Corporation 2009 Stock Incentive Plan (filed on September 21, 2009 as Exhibit 10.20 to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.15	Form of Incentive Stock Option Award Agreement under the 2009 Stock Incentive Plan (filed on September 21, 2009 as Exhibit 10.20(a) to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.16	Form of Restricted Stock Award Agreement under the 2009 Stock Incentive Plan (filed on September 21, 2009 as Exhibit 10.20(b) to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.17	Summary of Independent Director Compensation Policy*

10.18	The Executive Nonqualified “Excess” Plan Adoption Agreement, by Addus HealthCare, Inc., dated April 1, 2012 (filed on April 5, 2012 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.19	The Executive Nonqualified Excess Plan Document, dated April 1, 2012 (filed on April 5, 2012 as Exhibit 99.2 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated herein by reference)

10.20	Asset Purchase Agreement, dated as of February 7, 2013, by and among Addus HealthCare, Inc., its subsidiaries identified therein, LHC Group, Inc. and its subsidiaries identified therein (filed on March 6, 2013 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.21	Amended and Restated Credit and Guaranty Agreement, dated as of August 11, 2014, among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation, Professional Reliable Nursing Service, Inc., Addus HealthCare (Delaware), Inc. and Cura Partners, LLC, as borrowers, Addus HomeCare Corporation, the other credit parties from time to a time a party thereto, the various institutions from time to time a party thereto, as lenders, and Fifth Third Bank as agent and L/C issuer (filed on August 11, 2014 as Exhibit 10.1 to Addus HomeCare Corporation’s Quarterly Report on Form 10-Q and incorporated by reference herein).

Exhibit Number	Description of Document

10.22	Amendment No 1. to Amended and Restated Credit and Guaranty Agreement, dated as of November 6, 2014 and effective as of September 30, 2014, among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., PHC Acquisition Corporation, Professional Reliable Nursing Service, Inc., Addus HealthCare (South Carolina), Inc., Addus HealthCare (Delaware), Inc. and Cura Partners, LLC, as borrowers, Addus HomeCare Corporation, the other credit parties from time to time a party thereto, the various institutions from time to time a party thereto, as lenders, and Fifth Third Bank as agent and L/C issuer (filed on November 7, 2014 as Exhibit 10.2 to Addus HomeCare Corporation’s Quarterly Report on Form 10-Q and incorporated by reference herein).

10.23	Employment and Non-Competition Agreement, effective December 15, 2014, by and between Addus HealthCare, Inc. and Maxine Hochhauser (filed on December 15, 2014 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein).

10.24	Amendment to Employment and Non-Competition Agreement, effective December 15, 2014, by and between Addus HealthCare, Inc. and Darby Anderson (filed on December 15, 2014 as Exhibit 99.2 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein).

10.25	Employment and Non-Competition Agreement, effective May 11, 2015, by and between Addus HealthCare, Inc. and Donald Klink (filed on April 30, 2015 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein).

10.26	Securities Purchase Agreement, dated as of April 24, 2015, by and among Addus Healthcare, Inc., Margaret Coffey, Carol Kolar, South Shore Home Health Service, Inc. and Acaring Home Care, LLC. (filed on May 8, 2015 as Exhibit 10.1 to Addus HomeCare Corporation’s Quarterly Report on Form 10-Q and incorporated by reference herein).

10.27	Second Amended and Restated Credit and Guaranty Agreement, dated as of November 10, 2015, among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., PHC Acquisition Corporation, Professional Reliable Nursing Service, Inc., Addus HealthCare (South Carolina), Inc., Addus HealthCare (Delaware), Inc., Cura Partners, LLC and Priority Home Health Care, Inc., as borrowers, Addus HomeCare Corporation, as guarantor, the other credit parties from time to time party thereto, the various institutions from time to time party thereto, as lenders, and Fifth Third Bank, as agent and L/C issuer (filed on November 16, 2015 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein).

10.28	Employment and Non-Competition Agreement, effective February 29, 2016, by and between Addus HealthCare, Inc. and R. Dirk Allison (filed on March 2, 2016 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.29	Employment and Non-Competition Agreement, effective February 25, 2016, by and between Addus HealthCare, Inc. and James Zoccoli (filed on February 29, 2016 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.30	Employment Agreement, dated November 29, 2010, by and between Addus HealthCare, Inc. and Dennis Meulemans (filed on December 1, 2010 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.31	Separation Agreement and General Release, dated as of April 29, 2015, by and between Addus HealthCare, Inc. and Dennis Meulemans (filed on April 30, 2015 as Exhibit 99.2 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.32	Amended and Restated Employment and Non-Competition Agreement, dated May 6, 2008, between Addus HealthCare, Inc. and Mark S. Heaney (filed on July 17, 2009 as Exhibit 10.2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

Exhibit Number	Description of Document

10.33	Amendment to the Amended and Restated Employment and Non-Competition Agreement, dated September 30, 2009, between Addus HealthCare, Inc. and Mark S. Heaney (filed on October 2, 2009 as Exhibit 10.2(a) to Amendment No. 4 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.34	Amendment No. 2 to Employment and Non-Competition Agreement, dated November 17, 2011, by and between Addus HealthCare, Inc. and Mark S. Heaney (filed on November 23, 2011 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.35	Separation Agreement and General Release, dated as of March 1, 2016, by and between Addus HomeCare Corporation and Mark S. Heaney (filed on March 2, 2016 as Exhibit 99.2 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

21.1	Subsidiaries of Addus HomeCare Corporation*

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	The following materials from Addus HomeCare Corporation’s Annual Report on Form 10-K for the years ended December 31, 2015, formatted in Extensive Business Reporting Language (XBRL), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.*

*	Filed herewith
**	Furnished herewith