Form 10-Q
period 2016-03-31
Addus HomeCare Corp
filed 2016-05-09
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Common Stock $0.001 par value

Shares outstanding at April 30, 2016: 11,448,306

ADDUS HOMECARE CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2016 and December 31, 2015

(Amounts and Shares in Thousands, Except Per Share Data)

	(Unaudited)	(Audited)
	March 31, 2016	December 31, 2015
Assets

Current assets
Cash	$9,080	$4,104
Accounts receivable, net of allowances of $5,476 and $4,850 at March 31, 2016 and December 31, 2015, respectively	105,771	84,959
Prepaid expenses and other current assets	3,933	4,858
Deferred tax assets	8,640	8,640

Total current assets	127,424	102,561

Property and equipment, net of accumulated depreciation and amortization	7,683	8,619

Other assets
Goodwill	73,931	68,844
Intangibles, net of accumulated amortization	19,280	10,351
Investment in joint venture	900	900
Other assets	—	1,337

Total other assets	94,111	81,432

Total assets	$229,218	$192,612

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,275	$4,748
Current portion of long-term debt	2,217	1,109
Current portion of contingent earn-out obligation	1,250	1,250
Accrued expenses	41,201	35,082

Total current liabilities	48,943	42,189

Long-term liabilities
Deferred tax liabilities	6,815	6,815
Long-term debt, less current portion, net of debt issuance costs	31,070	1,882

Total long-term liabilities	37,885	8,697

Total liabilities	86,828	50,886

Stockholders’ equity
Common stock—$.001 par value; 40,000 authorized and 11,136 and 11,108 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	11	11
Additional paid-in capital	87,583	87,076
Retained earnings	54,796	54,639

Total stockholders’ equity	142,390	141,726

Total liabilities and stockholders’ equity	$229,218	$192,612

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2016 and 2015

(Amounts and Shares in Thousands, Except Per Share Data)

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Net service revenues	$92,602	$81,915
Cost of service revenues	68,283	59,989

Gross profit	24,319	21,926

General and administrative expenses	22,188	17,153
Depreciation and amortization	1,478	1,146

Total operating expenses	23,666	18,299

Operating income	653	3,627

Interest income	(7)	(4)
Interest expense	426	177

Total interest expense, net	419	173

Income before income taxes	234	3,454
Income tax expense	77	1,292

Net income	$157	$2,162

Net income per common share
Basic income per share	0.01	$0.20
Diluted income per share	0.01	$0.19
Weighted average number of common shares and potential common shares outstanding:
Basic	11,022	10,947
Diluted	11,178	11,612

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2016

(Amounts and Shares in Thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2015	11,108	$11	$87,076	$54,639	$141,726

Stock-based compensation	—	—	337	—	337
Shares issued	28	0	170	—	170
Net income	—	—	—	157	157

Balance at March 31, 2016	11,136	$11	$87,583	$54,796	$142,390

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2016 and 2015

(Amounts and Shares in Thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$157	$2,162
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,372	1,146
Stock-based compensation	337	336
Amortization of debt issuance costs	77	14
Provision for doubtful accounts	1,368	771
Changes in operating assets and liabilities, net of acqusitions:
Accounts receivable	(16,056)	(5,905)
Prepaid expenses and other current assets	1,688	1,020
Accounts payable	(570)	(1,176)
Accrued expenses	4,668	728

Net cash used in operating activities	(5,959)	(904)

Cash flows from investing activities:
Acquisitions of businesses	(20,449)	(4,250)
Purchases of property and equipment	(342)	(731)

Net cash used in investing activities	(20,791)	(4,981)

Cash flows from financing activities:
Cash received from exercise of stock options	170	163
Borrowings on long-term debt	32,000	—
Payments for debt issuance costs	(168)	—
Payments on long-term debt	(276)	(245)

Net cash provided by (used in) financing activities	31,726	(82)

Net change in cash	4,976	(5,967)
Cash, at beginning of period	4,104	13,363

Cash, at end of period	$9,080	$7,396

Supplemental disclosures of cash flow information:
Cash paid for interest	$358	$177
Cash paid for income taxes	283	21
Supplemental disclosures of non-cash investing and financing activities
Tax benefit related to the amortization of tax goodwill in excess of book basis	40	40

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation and Description of Business

The condensed consolidated financial statements include the accounts of Addus HomeCare Corporation (“Holdings”) and its subsidiaries (together with Holdings, the “Company” or “we”). The Company operates as one reportable business segment and is a provider of comprehensive home and community based personal care services, which are provided primarily in the home, and focused on the dual eligible (Medicare/Medicaid) population. The Company’s personal care services provide assistance with activities of daily living, and adult day care. The Company’s consumers are primarily persons who are at risk of hospitalization or institutionalization, such as the elderly, chronically ill and disabled. The Company’s payor clients include federal, state and local governmental agencies, managed care organizations, commercial insurers and private individuals. The Company currently provides home and community based services to over 32,000 consumers through 120 locations across 23 states, including 6 adult day centers in Illinois.

Principles of Consolidation

All intercompany balances and transactions have been eliminated in consolidation. The Company’s investment in entities with less than 20% ownership or in which the Company does not have the ability to influence the operations of the investee are accounted for using the cost method and are included in investments in joint ventures.

Revenue Recognition

The Company generates net service revenues by providing services directly to consumers. The Company receives payments for providing services from federal, state and local governmental agencies, managed care organizations, commercial insurers and private consumers. The Company’s continuing operations, which include the results of operations previously included in its home and community segment and agencies in three states previously included in its home health segment, are principally provided based on authorized hours, determined by the relevant agency, at an hourly rate specified in agreements or fixed by legislation and recognized as revenues at the time services are rendered. Home and community based service revenues are reimbursed by state, local and other governmental programs which are partially funded by Medicaid or Medicaid waiver programs, with the remainder reimbursed through private duty and insurance programs.

Laws and regulations governing the Medicaid and Medicare programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates may change in the near term. The Company believes that it is in compliance in all material respects with all applicable laws and regulations.

Allowance for Doubtful Accounts

The Company establishes its allowance for doubtful accounts to the extent it is probable that a portion or all of a particular account will not be collected. The Company establishes its provision for doubtful accounts primarily by analyzing historical trends and the aging of receivables. In its evaluation, the Company considers other factors including: delays in payment trends in individual states due to budget or funding issues; billing conversions related to acquisitions or internal systems; resubmission of bills with required documentation and disputes with specific payors. An allowance for doubtful accounts is maintained at a level that the Company’s management believes is sufficient to cover potential losses. However, actual collections could differ from the Company’s estimates.

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

Goodwill

The Company’s carrying value of goodwill is the residual of the purchase price over the fair value of the net assets acquired from various acquisitions including the acquisition of Addus HealthCare, Inc. (“Addus HealthCare”). In accordance with Accounting Standards Codification (“ASC”) Topic 350, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are not amortized. The Company tests goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. The Company may use a qualitative test, known as “Step 0,” or a two-step quantitative method to determine whether impairment has occurred. In Step 0, the Company can elect to perform an optional qualitative analysis and based on the results skip the two step analysis. In 2015, the Company elected to implement Step 0 and was not required to conduct the remaining two step analysis. The results of the Company’s Step 0 assessment indicated that it was more likely than not that the fair value of its reporting unit exceeded its carrying value and therefore the Company concluded that there were no impairments for the year ended December 31, 2015. No impairment charges were recorded for the three months ended March 31, 2016 or 2015.

Intangible Assets

The Company’s identifiable intangible assets consist of customer and referral relationships, trade names, trademarks, state licenses and non-compete agreements. Amortization is computed using straight-line and accelerated methods based upon the estimated useful lives of the respective assets, which range from two to twenty-five years.

Intangible assets with finite lives are amortized using the estimated economic benefit method over the useful life and assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company would recognize an impairment loss when the estimated future non-discounted cash flows associated with the intangible asset is less than the carrying value. An impairment change would then be recorded for the excess of the carrying value over the fair value. The Company estimates the fair value of these intangible assets using the income approach. No impairment charge was recorded for the three months ended March 31, 2016 or 2015.

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

The Company also has indefinite-lived intangible assets that are not subject to amortization expense such as certificates of need and licenses to conduct specific operations within geographic markets. The Company’s management has concluded that certificates of need and licenses have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets, and the Company intends to renew and operate the certificates of need and licenses indefinitely. The certificates of need and licenses are tested annually for impairment. No impairment was recorded for the three months ended March 31, 2016 or 2015.

Debt Issuance Costs

The Company amortizes debt issuance costs on a straight-line method over the term of the related debt. This method approximates the effective interest method.

Workers’ Compensation Program

The Company’s workers’ compensation program has a $0.4 million deductible component. The Company recognizes its obligations associated with this program in the period the claim is incurred. The cost of both the claims reported and claims incurred but not reported, up to the deductible, have been accrued based on historical claims experience, industry statistics and an actuarial analysis performed by an independent third party. The future claims payments related to the workers’ compensation program are secured by letters of credit.

Interest Income

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the statement of income as interest income. For the three months ended March 31, 2016 and 2015, the Company did not receive any prompt payment interest. While the Company may be owed additional prompt payment interest, the amount and timing of receipt of such payments remains uncertain, and the Company has determined that it will continue to recognize prompt payment interest income when received.

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

Included in the Company’s calculation for the three months ended March 31, 2016 were 758,000 stock options outstanding, of which 131,000 were dilutive. In addition, there were 102,000 restricted stock awards outstanding, 24,000 of which were dilutive for the three months ended March 31, 2016.

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

The Company utilizes the income approach to estimate the fair value of its intangible assets derived from acquisitions. At the date of acquisition, a contingent earn-out obligation is recorded at its fair value, which is calculated as the present value of the Company’s maximum obligation based on probability-weighted estimates of achievement of performance targets defined in the earn-out agreements. The Company reviews the fair valuation periodically and adjusts the fair value for any changes in the maximum earn-out obligation based on probability-weighted estimates of achievement of certain performance targets defined in the earn-out agreements. In addition, discounted cash flows were used to estimate the fair value of the Company’s investment in joint ventures.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which will explicitly require management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Currently, there is no guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this update provide that guidance. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term “substantial doubt”, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for the first annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the impact of adopting this update on its consolidated financial statements.

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

        In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 allows for simplification of several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under ASU 2016-09, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement. ASU 2016-09 also requires recognition of excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. ASU 2016-09 further permits the withholding of an amount up to employees’ maximum individual tax rate in the relevant jurisdiction without resulting in a liability classification. ASU 2016-09 also requires any excess tax benefits be classified along with other income tax cash flows as an operating activity and cash paid by an employer when directly withholding shares for tax-withholding purposes to be classified as a financing activity. ASU 2016-09 is effective for public companies for interim and annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of ASU 2016-09 on its consolidated financial statements.

2. Acquisitions

Effective February 23, 2016, the Company acquired certain assets of Lutheran Social Services of Illinois (“LSSI”) for approximately $0.1 million, in order to expand its adult day care business within the State of Illinois. The results of operations from the acquisition of LSSI is included in the Company’s statement of income from the date of the acquisition. The LSSI acquisition accounted for $0.1 million of net service revenues for the period ended March 31, 2016.

        On April 24, 2015, Addus HealthCare entered into a Securities Purchase Agreement (the “South Shore Purchase Agreement”) with Margaret Coffey and Carol Kolar (the “South Shore Sellers”), South Shore Home Health Service Inc. (“South Shore”) and Acaring Home Care, LLC (“Acaring”), pursuant to which Addus HealthCare agreed to acquire all of the issued and outstanding securities of each of South Shore and Acaring. On February 5, 2016, Addus HealthCare completed its acquisition of all the outstanding securities of South Shore and Acaring for a total purchase price of $20.4 million (the “South Shore Purchase Price”). A portion of the South Shore Purchase Price was deposited into escrow to serve as a source of recovery for certain indemnification obligations of the South Shore Sellers. The related acquisition costs were $1.2 million and were expensed as incurred. The results of operations from South Shore and Acaring are included in the Company’s statements of income from the date of the acquisition. Acaring was dissolved on March 1, 2016, and its assets were transferred to South Shore.

The Company’s acquisition of South Shore and Acaring has been accounted for in accordance with ASC Topic 805, “Business Combinations,” and the resulting goodwill and other intangible assets will be accounted for under ASC Topic 350 “Goodwill and Other Intangible Assets.” The acquisition was recorded at its fair value as of February 5, 2016. Under business combination accounting, the South Shore Purchase Price was $20.4 million and will be allocated to South Shore’s net tangible and identifiable intangible assets based on their estimated fair values. Management has preliminarily valued and allocated the purchase price as shown below. These preliminary estimates and assumptions could change during the purchase price measurement period as the Company finalizes the valuation, primarily related to taxes. Management anticipates this will be completed during the second quarter of 2016.

Total (Amounts in Thousands)
Goodwill	$5,127
Identifiable intangible assets	9,957
Accounts receivable (net)	6,124
Furniture, fixtures and equipment	66
Other current assets	763
Accrued liabilities	(1,491)
Accounts payable	(97)

Total purchase price allocation	$20,449

Management’s assessment of qualitative factors affecting goodwill for South Shore includes: estimates of market share at the date of purchase; ability to grow in the market; synergy with existing Company operations and the presence of managed care payors in the market.

Identifiable intangible assets acquired consist of trade names and trademarks, customer relationships and non-compete agreements. The estimated fair value of identifiable intangible assets was determined by the Company’s management. It is anticipated that the net intangible and identifiable intangible assets, including goodwill, are deductible for tax purposes.

The South Shore acquisition accounted for $8.2 million of net service revenues for the period ended March 31, 2016.

Effective November 9, 2015, the Company acquired certain assets of Five Points Healthcare of Virginia, LLC (“Five Points”), in order to further expand the Company’s presence in the State of Virginia. The total consideration for the transaction was comprised of $4.1 million in cash. The related acquisition costs were $0.4 million and were expensed as incurred. The results of operations from the acquisition is included in the Company’s statement of income from the date of the acquisition.

The Company’s acquisition of Five Points has been accounted for in accordance with ASC Topic 805, “Business Combinations,” and the resulting goodwill and other intangible assets was accounted for under ASC Topic 350 “Goodwill and Other Intangible Assets.” The acquisition of Five Points was recorded at its fair value as of November 9, 2015. The total purchase price was $4.1 million. Under business combination accounting, the total purchase price was allocated to Five Points’ net tangible and identifiable intangible assets based on their estimated fair values. Based upon management’s valuation, the total purchase price has been allocated as follows:

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

The Five Points acquisition accounted for $1.2 million of net service revenues for the three months ended March 31, 2016.

The following table contains unaudited pro forma condensed consolidated income statement information assuming the Five Points and the South Shore and Acaring acquisitions closed on January 1, 2015.

	For The Three Months Ended March 31,
	2016	2015
	(Amounts in Thousands)
Net service revenues	$97,438	$95,367
Operating income	1,034	5,110

Net income	$198	$3,091

Net income per common share
Basic income per share	$0.02	$0.28

Diluted income per share	$0.02	$0.27

The pro forma disclosures in the table above include adjustments for amortization of intangible assets and tax expense and acquisition costs to reflect results that are more representative of the combined results of the transactions as if South Shore and Acaring and Five Points had occurred on January 1, 2015. This pro forma information is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred. In addition, future results may vary significantly from the results reflected in the pro forma information. The unaudited pro forma financial information does not reflect the impact of future events that may occur after the acquisition, such as anticipated cost savings from operating synergies.

Effective January 1, 2015, the Company acquired Priority Home Health Care, Inc. (“PHHC”), in order to further expand the Company’s presence in the State of Ohio. The total consideration for the transaction was comprised of $4.3 million in cash. The related acquisition costs were $0.5 million and were expensed as incurred. The results of operations from this acquired entity are included in the Company’s statement of income from the date of the acquisition.

The Company’s acquisition of PHHC has been accounted for in accordance with ASC Topic 805, “Business Combinations,” and the resulting goodwill and other intangible assets were accounted for under ASC Topic 350 “Goodwill and Other Intangible Assets.” The acquisition was recorded at its fair value as of January 1, 2015. The total purchase price was $4.3 million. Under business combination accounting, the total purchase price was allocated to PHHC’s net tangible and identifiable intangible assets based on their estimated fair values. Based upon management’s valuation, the total purchase price has been allocated as follows:

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

The PHHC acquisition accounted for $2.0 million and $2.4 million of net service revenues for the three months ended March 31, 2016 and 2015, respectively.

The Company had recorded a $1.3 million contingent earn-out obligation as a current liability related to its December 1, 2013 acquisition of Coordinated Home Health Care, LLC. This obligation was paid during the second quarter of 2016.

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

        Goodwill is required to be tested for impairment at least annually. The Company can elect to perform Step 0, an optional qualitative analysis and based on the results skip the remaining two steps. In 2015, the Company elected to implement Step 0 and was not required to conduct the remaining two step analysis. In performing its goodwill assessment for 2015, the Company evaluated the following factors that affect future business performance: macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, entity-specific events, reporting unit factors and company stock price. As a result of the assessments of these qualitative factors, the Company concluded that it was more likely than not that the fair values of the reporting unit goodwill as of December 31, 2015 exceed the carrying values of the unit. Accordingly, the first and second steps of the goodwill impairment test as described in ASC 350-20-35, which includes estimating the fair values of the Company, were not considered necessary.

The Company did not record any impairment charges for the three months ended March 31, 2016 or 2015. The Company will perform its annual impairment test for fiscal 2016 during the fourth quarter of 2016.

A summary of the goodwill activity for the three months ended March 31, 2016 is provided below:

Goodwill (Amounts in Thousands)
Goodwill, at December 31, 2015	$68,844
Additions for acquisitions	5,127
Adjustments to previously recorded goodwill	(40)

Goodwill, at March 31, 2016	$73,931

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

The Company also has indefinite-lived assets that are not subject to amortization expense such as licenses and in certain states certificates of need to conduct specific operations within geographic markets. The Company has concluded these assets have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and the Company intends to renew the licenses indefinitely. The licenses and certificates of need are tested annually for impairment using the cost approach. Under this method assumptions are made about the cost to replace the certificates of need. No impairment charges were recorded in the three months ended March 31, 2016 or 2015.

The carrying amount and accumulated amortization of each identifiable intangible asset category consisted of the following at March 31, 2016 and December 31, 2015:

	Customer and referral relationships	Trade names and trademarks	State licenses	Non- competition agreements	Total
	(Amounts in Thousands)
Gross balance at December 31, 2015	$29,872	$8,161	$150	$2,098	$40,281
Accumulated amortization	(24,055)	(4,587)	—	(1,288)	(29,930)

Net Balance at December 31, 2015	5,817	3,574	150	810	10,351
Gross balance at January 1, 2016	29,872	8,161	150	2,098	40,281
Additions for acquisitions	4,800	5,100	—	57	9,957
Accumulated amortization	(24,591)	(4,961)	—	(1,406)	(30,958)

Net Balance at March 31, 2016	$10,081	$8,300	$150	$749	$19,280

Amortization expense related to the identifiable intangible assets amounted to $1.0 million and $0.7 million for the three months ended March 31, 2016 and 2015, respectively. Goodwill and state licenses are not amortized pursuant to ASC Topic 350.

4. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consisted of the following:

	March 31, 2016 (Amounts in Thousands)	December 31, 2015 (Amounts in Thousands)
Prepaid health insurance	$401	$490
Prepaid workers’ compensation and liability insurance	814	1,526
Prepaid rent	587	578
Workers’ compensation insurance receivable	1,349	1,303
Other	782	961

	$3,933	$4,858

Accrued expenses consisted of the following:

	March 31, 2016 (Amounts in Thousands)	December 31, 2015 (Amounts in Thousands)
Accrued payroll	$18,176	$13,304
Accrued workers’ compensation insurance	13,993	14,116
Accrued health insurance (1)	1,354	950
Indemnification reserve (2)	589	754
Accrued payroll taxes	1,299	1,805
Accrued professional fees	1,324	1,084
Accrued severance (3)	1,826	—
Other	2,640	3,069

	$41,201	$35,082

(1)	The Company provides health insurance coverage to qualified union employees providing home and community based services in Illinois through a Taft-Hartley multi-employer health and welfare plan under Section 302(c)(5) of the Labor Management Relations Act of 1947. The Company’s insurance contributions equal the amount reimbursed by the State of Illinois. Contributions are due within five business days from the date the funds are received from the State. Amounts due of $0.4 million and $0.5 million for health insurance reimbursements and contributions were reflected in prepaid insurance and accrued insurance at March 31, 2016 and December 31, 2015, respectively.
(2)	As a condition of the sale of substantially all of the assets used in the Company’s home health business to subsidiaries of LHC Group. Inc. (“LHCG”) in February 2013, the Company is responsible for any adjustments to Medicare and Medicaid billings prior to the closing. In connection with an internal evaluation of the Company’s billing processes, the Company discovered documentation errors in a number of claims that it had submitted to Medicare. Consistent with applicable law, the Company voluntarily remitted $1.8 million to the U.S. government in March 2014. The Company, using its best judgment, has estimated a total of $0.8 million for billing adjustments for 2013, 2012, 2011 and 2010 services which may be subject to Medicare audits. For the year ended December 31, 2015, the Company reduced the indemnification reserve accrual by the amounts accrued for periods no longer subject to Medicare audits of $0.4 million. This amount was reflected as a reduction in general and administrative expense.
(3)	Accrued severance represents amounts payable to terminated employees with employment and/or separation agreements with the Company in the amount of $1.8 million.

5. Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2016	December 31, 2015
	(Amounts in Thousands)
Revolving credit loan	$10,000	$—
Term loan	22,000	—
Capital leases	2,716	2,991
Less unamortized debt issuance costs	(1,429)	—

Total	$33,287	$2,991
Less current maturities	(2,217)	(1,109)

Long-term debt	$31,070	$1,882

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03) which amends the current presentation of debt issuance costs in the financial statements. ASU 2015-03 requires an entity to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. ASU 2015-03 is effective on a retrospective basis for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those annual periods. The Company adopted this standard on January 1, 2016 and has classified the debt issuance costs as long term debt, less current portion as of March 31, 2016. For the year ended December 31, 2015, debt issuance costs are included in Other Assets on the Condensed Consolidated Balance Sheets as the Company had no long-term debt outstanding during the year to offset the debt issuance costs.

Capital Leases

On July 12, 2014, September 11, 2014 and April 13, 2015, the Company executed three 48-month capital lease agreements for $2.7 million, $1.4 million and $0.4 million, respectively, with First American Commercial Bancorp, Inc. The capital leases were entered into to finance property and equipment at the Company’s new corporate headquarters in Downers Grove, Illinois. The underlying assets are included in “Property and equipment, net of accumulated depreciation and amortization” in the accompanying Unaudited Condensed Consolidated Balance Sheets. These capital lease obligations require monthly payments through September 2019 and have implicit interest rates that range from 3.0% to 3.6%. At the end of the term, the Company has the option to purchase the assets for $1 per lease agreement.

The following is an analysis of the leased property under capital leases by major classes.

Classes of Property	Asset Balances at March 31, 2016 (Amounts in Thousands)
Leasehold Improvements	$2,928
Furniture & Equipment	526
Computer Equipment	635
Computer Software	303
Less: Accumulated Depreciation	(802)

$3,590

The future minimum payments for capital leases as of March 31, 2016 are as follows:

Capital Lease (Amounts In Thousands)
2016	908
2017	1,213
2018	737
2019	30

Total minimum lease payments	2,888
Less: amount representing estimated executory costs (such as taxes, maintenance and insurance), including profit thereon, included in total minimum lease payments	(63)

Net minimum lease payments	2,825
Less: amount representing interest (a)	(109)

Present value of net minimum lease payments (b)	$2,716

(a)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at lease inception.
(b)	Included in the balance sheet as $1.1 million of the current portion of long-term debt and $1.6 million of the long-term debt, less current portion.

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

        The availability of funds under the revolving credit portion of the Company’s credit facility, is based on the lesser of (i) the product of adjusted EBITDA, as defined in the credit agreement, for the most recent 12-month period for which financial statements have been delivered under the credit agreement multiplied by the specified advance multiple, up to 3.25, less the outstanding senior indebtedness and letters of credit, and (ii) $75.0 million less the outstanding revolving loans and letters of credit. Interest on the revolving credit portion of our credit facility may be payable at (x) the sum of (i) an applicable margin ranging from 2.00% to 2.50% based on the applicable leverage ratio plus (ii) a base rate equal to the greatest of (a) the rate of interest last quoted by The Wall Street Journal as the “prime rate,” (b) the sum of the federal funds rate plus a margin of 0.50% and (c) the sum of the adjusted LIBOR that would be applicable to a loan with an interest period of one month advanced on the applicable day plus a margin of 3.00% or (y) the sum of (i) an applicable margin ranging from 3.00% to 3.50% based on the applicable leverage ratio plus (ii) the adjusted LIBOR that would be applicable to a loan with an interest period of one, two or three months advanced on the applicable day or (z) the sum of (i) an applicable margin ranging from 3.00% to 3.50% based on the applicable leverage ratio plus (ii) the daily floating LIBOR that would be applicable to a loan with an interest period of one month advanced on the applicable day. The Company pays a fee ranging from 0.25% to 0.50% per annum based on the applicable leverage ratio times the unused portion of the revolving portion of the credit facility. Issued stand-by letters of credit are charged at a rate equal to the applicable margin for LIBOR loans payable quarterly. On January 12, 2016, the Company drew $10.0 million of its revolving credit line to fund growth and on-going operations. On February 5, 2016, the Company drew $22.0 million on its delayed draw term loan to fund the acquisition of South Shore. As of March 31, 2016, the Company had a total of $32.0 million outstanding on the credit facility and the total availability under the revolving credit loan facility was $42.8 million. The Company did not have any amounts outstanding on the credit facility as of December 31, 2015 and the total availability under the revolving credit loan facility was $58.3 million.

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

6. Income Taxes

A reconciliation of the statutory federal tax rate of 35.0% for the three months ended March 31, 2016 and 2015 is summarized as follows:

	Three Months Ended March 31,
	2016	2015
Federal income tax at statutory rate	35.0%	35.0%
State and local taxes, net of federal benefit	5.2	5.2
Jobs tax credits, net	(25.0)	(4.9)
Nondeductible expenses	17.0	0.7
Other	0.7	1.4

Effective income tax rate	32.9%	37.4%

7. Commitments and Contingencies

Legal Proceedings

The Company is a party to legal and/or administrative proceedings arising in the ordinary course of its business. It is the opinion of management that the outcome of such proceedings will not have a material effect on the Company’s financial position and results of operations.

On January 20, 2016, the Company was served with a lawsuit that was filed in the United States District Court for the Northern District of Illinois against the Company and Cigna Corporation by Stop Illinois Marketing Fraud, LLC, a qui tam relator formed for the purpose of bringing this action. Plaintiff filed its amended complaint on April 4, 2016. In the action, the plaintiff alleges, inter alia, violations of the Federal False Claims Act relating primarily to allegations of violations of the federal anti-kickback statute and allegedly improper referrals of patients from our home care division to our Home Health Business which was sold in 2013. The plaintiff seeks to recover damages, fees and costs under the Federal False Claims Act including treble damages, civil penalties and its attorneys’ fees. The U.S. government has declined to intervene at this time. Based on the Company’s review of the complaint, we believe the case will not have a material adverse effect on our business, financial condition or results of operations. The Company intends to defend the litigation vigorously. Under the current schedule in the action, plaintiff has filed on April 4, 2016, an amended complaint, and defendants’ motion to dismiss the amended complaint is due by June 6, 2016. The Court has stayed discovery in the action pending resolution of defendants’ motion to dismiss.

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

8. Significant Payors

A substantial portion of the Company’s net service revenues and accounts receivable are derived from services performed for federal, state and local governmental agencies. The Illinois Department on Aging accounted for 44.8% and 47.7% of the Company’s net service revenues for the three months ended March 31, 2016 and 2015, respectively.

The related receivables due from the Illinois Department on Aging represented 57.3 % and 54.9% of the Company’s accounts receivable at March 31, 2016 and December 31, 2015.

9. Concentration of Cash

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash. The Company maintains cash with financial institutions which, at times, may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk on cash.

10. Subsequent Event

On May 4, 2016, Addus HealthCare, together with approximately 59 other social service and healthcare providers in the State of Illinois, filed an action in the Circuit Court of Cook County, Illinois against certain individuals in their official capacities as agents of the Illinois Department of Human Services, the Illinois Department on Aging, the Illinois Department of Public Health, the Illinois Department of HealthCare and Family Services, the Illinois Criminal Justice Information Authority, the Illinois Department of Corrections and the Illinois Department of Central Management Services, including the Governor of Illinois. In the action, the plaintiffs, including Addus HealthCare, allege that they entered into contracts with the various defendants based in part on the Governor’s proposed budget, which provided for funding for the services to be provided by plaintiffs there under. However, thereafter, the Governor vetoed all of the relevant appropriation bills. While the defendant officer and agency heads have continued to enforce such contracts, payments have not been made there under. The plaintiffs are seeking declaratory and injunctive relief against the defendant officers and agency heads for acting beyond the scope of their legal authority in entering into and enforcing contracts with no intent to perform under such contracts by failing to pay amounts due there under when due. The action also alleges that the Governor of Illinois’ veto of appropriations for such contracts violates the Illinois Constitution. Plaintiffs seek injunctive relief to preclude the foregoing course of conduct for the rest of the fiscal year and require payment of overdue bills to prevent irreparable harm, including imperiling the State’s infrastructure for delivery of human services.

On May 5, 2016, the Company drew $10.0 million of its revolving credit line, described in Notes to Condensed Consolidated Financial Statements 5. Long-Term Debt, to fund on-going operations.

Effective May 5, 2016, Donald Klink ceased serving as the Company’s Chief Financial Officer. Brian W. Poff will become the Company’s Executive Vice President – Chief Financial Officer effective May 10, 2016. Prior to joining Addus, from October 2015 until April 2016, Mr. Poff, age 43, was the CFO and Treasurer of Oceans Healthcare, a private equity backed, multi-state provider of behavioral healthcare. From 2011 to October 2015, he was Senior Vice President, Finance, Chief Accounting Officer and Treasurer for CCS Medical, a national mail order DME supply company. From March 2011 until November 2011, he served as Corporate Controller for AccentCare, a post-acute healthcare provider. Prior to that, Mr. Poff served as Division CFO-Hospice for Gentiva, Assistant Controller for Odyssey and Divisional CFO for Horizon Health and Psychiatric Solutions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our unaudited condensed consolidated financial statements and the related notes. This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate.

Overview

We operate as one business segment and are a provider of comprehensive home and community based personal care services, which are provided primarily in the home, and focused on the dual eligible (Medicare/Medicaid) population. Our personal care services provide assistance with activities of daily living, and adult day care. Our consumers are primarily persons who are at risk of hospitalization or institutionalization, such as the elderly, chronically ill and disabled. Our payor clients include federal, state and local governmental agencies, managed care organizations, commercial insurers and private individuals. We currently provide personal care services to over 32,000 consumers through 120 locations across 23 states, including 6 adult day centers in Illinois. For the three months ended March 31, 2016 and 2015, we served approximately 36,000 and 35,000 discrete consumers, respectively.

A summary of our financial results for the three months ended March 31, 2016 and 2015 is provided in the table below:

	For the Three Months Ended March 31, (Amounts in Thousands)
	2016	2015
Net service revenues	$92,602	$81,915
Net income	157	2,162
Total assets	229,218	183,290

Historically, our services were provided under agreements with state and local government agencies established to meet the needs of our consumers. Our consumers are predominately “dual eligible” and as such are eligible to receive both Medicare and Medicaid funded home-based personal care. As a result of certain legislation enacted by the federal government, states are being incentivized to initiate dual eligible demonstration programs and other managed Medicaid initiatives, which are designed to coordinate the services provided through these two programs, with the overall objectives to better coordinate service delivery and, over the long term, to reduce costs. Increasingly, states are implementing these managed care programs and as such are transitioning management of individuals such as our consumers to local and national managed care organizations. Under these arrangements the managed care organizations have an economic incentive to provide home and community based services to consumers as a means to better manage the acute care expenditures of their membership. Managed care revenues accounted for 23.1% of our revenue mix.

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

Our model is designed to improve consumer outcomes and satisfaction, as well as lower the cost of acute care treatment and reduce service duplication. We believe our model to be especially valuable to managed care organizations that have economic responsibility for both home and community services as well as acute care expenditures. Over the long term, we believe our model will be a differentiator and as a result we expect to receive increased referrals from managed care organizations.

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

We utilize Interactive Voice Response (“IVR”) systems and smart phone applications to communicate with the homecare aides. Through these applications we are able to identify changes in health conditions with automated alerts forwarded to appropriate management team for triaging and evaluation. In addition, the technology is used to record basic transaction information about each visit including start and end times to a scheduled shift, mileage reimbursement, text messages to the homecare aide and communication of basic payroll information.

        In addition to our focus on organic growth, we are growing through selective acquisitions which expand our presence in current markets or which facilitate our entry into new markets where the home and community based business is moving to managed care organizations. We completed seven acquisitions during the period from December 2013 through February 2016.

Business

As of March 31, 2016, we provided our home and community based services through 120 locations across 23 states including 6 adult day centers in Illinois.

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

For the three months ended March 31, 2016 and 2015 our payor revenue mix was:

	For the Three Months Ended March 31,
	2016	2015
State, local and other governmental programs	73.2%	77.7%
Managed care organizations	23.1	18.3
Commercial	1.0	0.9
Private duty	2.7	3.1

	100.0%	100.0%

We derive a significant amount of our net service revenues from our operations in Illinois, which represented 54.8% and 58.1% of our total net service revenues for the three months ended March 31, 2016 and 2015, respectively.

A significant amount of our net service revenues are derived from one payor client, the Illinois Department on Aging, which accounted for 44.8% and 47.7% of our total net service revenues for the three months ended March 31, 2016 and 2015, respectively.

We measure the performance of our business using a number of different metrics, including billable hours, billable hours per business day, revenues per billable hour and the number of consumers, or census.

The increase in managed care organization revenue is mainly attributable to the South Shore acquisition.

Components of our Statements of Income

Net Service Revenues

We generate net service revenues from continuing operations by providing our services directly to consumers and primarily on an hourly basis. We receive payment for providing such services from our payor clients, including federal, state and local governmental agencies, managed care organizations, commercial insurers and private consumers. Net service revenues from continuing operations are principally provided based on authorized hours, determined by the relevant agency, at an hourly rate which is either contractual or fixed by legislation or contract, and recognized as net service revenues from continuing operations at the time services are rendered.

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

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. For the three months ended March 31, 2016 and 2015 our federal statutory rate is 35.0%. The effective income tax rate is 32.9% and 37.4% for the three months ended March 31, 2016 and 2015. The difference between federal statutory and effective income tax rates is principally due to the inclusion of state taxes and the use of federal employment tax credits that lower our effective tax rate.

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

The following table sets forth, for the periods indicated, our unaudited condensed consolidated results of operations.

	For the Three Months Ended March 31,
	2016		2015		Change
	Amount	% Of Net Service Revenues	Amount	% Of Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Net service revenues	$92,602	100.0%	$81,915	100.0%	$10,687	13.0%
Cost of service revenues	68,283	73.7	59,989	73.2	8,294	13.8

Gross profit	24,319	26.3	21,926	26.8	2,393	10.9
General and administrative expenses	22,188	24.0	17,153	20.9	5,035	29.4
Depreciation and amortization	1,478	1.6	1,146	1.4	332	29.0

Total operating expenses	23,666	25.6	18,299	22.3	5,367	29.3

Operating income	653	0.7	3,627	4.4	(2,974)	(82.0)

Interest income	(7)	—	(4)	—	(3)
Interest expense	426	0.5	177	0.2	249

Total interest expense, net	419	0.5	173	0.2	246	142.2

Income before income taxes	234	0.3	3,454	4.2	(3,220)	(93.2)
Income tax expense	77	0.1	1,292	1.6	(1,215)	(94.0)

Net income	$157	0.2	$2,162	2.6	$(2,005)	(92.7)

Business Metrics (Actual Numbers, Except Billable Hours in Thousands)
Average billable census	33,635		33,010		625	1.9%
Billable hours	5,353		4,754		599	12.6
Average billable hours per census per month	53.7		48.0		5.7	11.9
Billable hours per business day	83,648		75,468		8,180	10.8
Revenues per billable hour	$17.30		$17.23		$0.07	0.4%

Net service revenues from state, local and other governmental programs accounted for 73.2% and 77.7% of net service revenues for the three months ended March 31, 2016 and 2015, respectively. Managed care organizations accounted for 23.1% and 18.3% of net service revenues for the three months ended March 31, 2016 and 2015, respectively, with private duty and commercial payors accounting for the remainder of net service revenues. A significant amount of our net service revenues for the three months ended March 31, 2016 and 2015 are derived from one payor client, the Illinois Department on Aging, which accounted for 44.8% and 47.7% respectively, of our total net service revenues.

Net service revenues increased $10.7 million, or 13.0%, to $92.6 million for the three months ended March 31, 2016 compared to $81.9 million for the same period in 2015. The increase was primarily due to the South Shore acquisition and a 1.9% increase in average billable census and a 0.4% increase in revenues per billable hour.

Gross profit, expressed as a percentage of net service revenues, decreased to 26.3% for the first quarter of 2016, compared to 26.8% for the same period in 2015. The decrease was primarily due to recent acquisitions with lower margin business.

General and administrative expenses, expressed as a percentage of net service revenues increased to 24.0% for the three months ended March 31, 2016, from 20.9% for the three months ended March 31, 2015. General and administrative expenses increased to $22.2 million as compared to $17.2 million for the three months ended March 31, 2016 and 2015, respectively. The increase in general and administrative expenses was primarily due to $2.2 million severance expense for terminated employees with employment and separation agreements, $0.9 million restructuring expenses for the discontinuation of use of certain internally developed software and a $0.6 million increase in bad debt expense and a $0.4 million acquisition costs for the three months ended March 31, 2016 as compared to 2015.

Depreciation and amortization, expressed as a percentage of net service revenues, increased to 1.6% for the first quarter of 2016 as compared to 1.4% for the first quarter of 2015. This increase is primarily a result of amortization of intangibles acquired through acquisitions. Amortization of intangibles, which are principally amortized using accelerated methods, totaled $1.0 million and $0.7 million for the three months ended March 31, 2016 and 2015, respectively.

Interest Income

        Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. While we maybe owed prompt payment interest, the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, “interest income”. We received no prompt payment interest for the three months ended March 31, 2016 and 2015.

Interest Expense, Net

Interest expense, net, increased to $0.4 million from $0.2 million for the three months ended March 31, 2016 as compared to the same period in 2015. The increase is primarily as a result of interest on draws of the senior credit facility during the first quarter of 2016. See Note 5 to the Notes to Condensed Consolidated Financial Statements (Unaudited) Long-Term Debt for additional information.

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. For the three months ended March 31, 2016 and 2015 our federal statutory rate is 35.0%. The effective income tax rate is 32.9% and 37.4% for the three months ended March 31, 2016 and 2015. The difference between our federal statutory and effective income tax rates are principally due to the inclusion of state taxes and the use of federal employment tax credits that lower our effective tax rate.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash from operations and borrowings under our credit facility. We entered into a credit facility on the terms described below on November 10, 2015. At March 31, 2016 and December 31, 2015, we had cash balances of $9.1 million and $4.1 million, respectively.

As of March 31, 2016, we had a total of $32.0 million outstanding on the credit facility. As of December 31, 2015, we had no balances outstanding under the revolving credit portion of our credit facility. After giving effect to the amount drawn on our credit facility, approximately $16.7 million and $16.7 million of outstanding letters of credit as of March 31, 2016 and December 31, 2015, respectively and borrowing limits based on an advance multiple of adjusted EBITDA, we had $42.8 million and $58.3 million available for borrowing under the credit facility as of March 31, 2016 and December 31, 2015, respectively.

Cash flows from operating activities represent the inflow of cash from our payor clients and the outflow of cash for payroll and payroll taxes, operating expenses, interest and taxes. Due to its revenue deficiencies and financing issues, from time to time the State of Illinois has reimbursed us on a delayed basis with respect to our various agreements including with our largest payor, the Illinois Department on Aging. The open receivable balance from the State of Illinois increased by $13.9 million from $50.4 million as of December 31, 2015 to $64.3 million as of March 31, 2016.

The State of Illinois’ payments have been sporadic and delayed in the past and continue to be delayed, and the State of Illinois has yet to adopt a budget for fiscal year 2016. We cannot predict when the State of Illinois will adopt its 2016 budget. Without a budget and absent a court order compelling payment, the State is not authorized to pay for the non-Medicaid consumers served by the Company. These consumers represent approximately $60.0 million of our total company annual revenue. Should payments continue to be delayed in the future or become further delayed, or the budget impasse is not resolved in the near term, the delays could adversely impact our liquidity and will result in the need to increase borrowings under our credit facility or other liquidity options.

Credit Facility

On November 10, 2015, we entered into a new credit facility with certain lenders and Fifth Third Bank, as agent and letters of credit issuer. Our credit facility provides a $75.0 million revolving line of credit, a delayed draw term loan facility of up to $25.0 million and an uncommitted incremental term loan facility of up to $50.0 million, expiring November 10, 2020 and includes a $35.0 million sublimit for the issuance of letters of credit. The new credit facility has the same material terms as the previous agreement dated August 11, 2014. Substantially all of the subsidiaries of Holdings are co-borrowers, and Holdings has guaranteed the borrowers’ obligations under the credit facility. The credit facility is secured by a first priority security interest in all of Holdings’ and the borrowers’ current and future tangible and intangible assets, including the shares of stock of the borrowers.

The availability of funds under the revolving credit portion of our credit facility is based on the lesser of (i) the product of adjusted EBITDA, as defined in the credit agreement, for the most recent 12-month period for which financial statements have been delivered under the credit agreement multiplied by the specified advance multiple, up to 3.25, less the outstanding senior indebtedness and letters of credit, and (ii) $75.0 million less the outstanding revolving loans and letters of credit. Interest on the revolving credit portion of our credit facility may be payable at (x) the sum of (i) an applicable margin ranging from 2.00% to 2.50% based on the applicable leverage ratio plus (ii) a base rate equal to the greatest of (a) the rate of interest last quoted by The Wall Street Journal as the “prime rate,” (b) the sum of the federal funds rate plus a margin of 0.50% and (c) the sum of the adjusted LIBOR that would be applicable to a loan with an interest period of one month advanced on the applicable day plus a margin of 3.00% or (y) the sum of (i) an applicable margin ranging from 3.00% to 3.50% based on the applicable leverage ratio plus (ii) the adjusted LIBOR that would be applicable to a loan with an interest period of one, two or three months advanced on the applicable day or (z) the sum of (i) an applicable margin ranging from 3.00% to 3.50% based on the applicable leverage ratio plus (ii) the daily floating LIBOR that would be applicable to a loan with an interest period of one month advanced on the applicable day. We pay a fee ranging from 0.25% to 0.50% per annum based on the applicable leverage ratio times the unused portion of the revolving portion of the credit facility. Issued stand-by letters of credit are charged at a rate equal to the applicable margin for LIBOR loans payable quarterly. On January 12, 2016, we drew $10.0 million of our revolving credit line to fund on-going operations. On February 5, 2016, we drew $22.0 million on our delayed draw term loan to fund the acquisition of South Shore. As of March 31, 2016, we had $32.0 million outstanding on the credit facility and the total availability under the revolving credit loan facility was $42.8 million. We did not have any amounts outstanding on the credit facility as of December 31, 2015 and the total availability under the revolving credit loan facility was $58.3 million.

        The credit facility contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The credit facility also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum fixed charge coverage ratio, a requirement to stay below a maximum senior leverage ratio and a requirement to stay below a maximum permitted amount of capital expenditures, as well as restrictions on guarantees, indebtedness, liens, distributions, investments and loans, subject to customary carve outs, a restriction on dividends (unless no default then exists or would occur as a result thereof, we are in pro forma compliance with the financial covenants contained in the credit facility after giving effect thereto, we have an excess availability of at least 40% of the revolving credit commitment under the credit facility and the aggregate amount of dividends and distributions paid in any fiscal year does not exceed $5.0 million), restrictions on our ability to enter into transactions other than in the ordinary course of business, a restriction on the ability to consummate more than three acquisitions in any calendar year, consummate any individual acquisition with a purchase price in excess of $25.0 million and consummate acquisitions with total purchase price in excess of $40.0 million in the aggregate over the term of the credit facility, in each case without the consent of the lenders, restrictions on mergers, transfers of assets, acquisitions, equipment, subsidiaries and affiliate transactions, subject to customary carve outs, and restrictions on fundamental changes and lines of business.

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

Cash Flows

The following table summarizes changes in our cash flows for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31, (Amounts in Thousands)
	2016	2015
Net cash used in operating activities	$(5,959)	$(904)
Net cash used in investing activities	(20,791)	(4,981)
Net cash provided by (used in) financing activities	31,726	(82)

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Net cash used in operating activities was $6.0 million for the three months ended March 31, 2016, compared to cash used in operations of $0.9 million for the same period in 2015. This increase in cash provided by operations was primarily due to an increase in accounts receivable during this period resulting from the delay in payments from the State of Illinois.

Net cash used in investing activities was $20.8 million for the three months ended March 31, 2016 compared to cash used in investing activities of $5.0 million for the three months ended March 31, 2015. Our investing activities for the three months ended March 31, 2016 were $20.4 million for the acquisition of South Shore as previously described in Note 2 to the Condensed Consolidated Financial Statements (Unaudited) and $0.3 million in purchases of property and equipment to invest in our technology infrastructure . Our investing activities for the three months ended March 31, 2015 were $4.3 million for the acquisition of PHHC as previously described in Note 2 to the Condensed Consolidated Financial Statements (Unaudited) and $0.7 million in purchases of property and equipment to invest in our technology infrastructure.

Net cash provided by financing activities was $31.7 million for the three months ended March 31, 2016 as compared to net cash provided by financing activities of $0.1 million for the three months ended March 31, 2015. Our financing activities for the three months ended March 31, 2016 were a $32.0 million draw on our credit facility to fund on-going operations and the acquisitions of South Shore, $0.3 million of payments on long-term debt ,$0.2 million payment for debt issuance costs and $0.2 million of cash received for the exercise of employee stock options. Our financing activities for the three months ended March 31, 2015 were $0.2 million for payments on capital lease obligations and $0.2 million of cash received for the exercise of stock options.

Outstanding Accounts Receivable

Gross accounts receivable as of March 31, 2016 and December 31, 2015 were approximately $111.2 million and $89.8 million, respectively. Outstanding accounts receivable, net of the allowance for doubtful accounts, increased by $20.8 million as of March 31, 2016 as compared to December 31, 2015. The increase in accounts receivable is primarily attributable to delay in non-medicaid payment from the State of Illinois during the second half of 2015 and first quarter of 2016, accounts receivable acquired as part of our acquisitions and the general increase in our overall business.

We establish our allowance for doubtful accounts to the extent it is probable that a portion or all of a particular account will not be collected. We establish our provision for doubtful accounts primarily by analyzing historical trends and the aging of receivables. In our evaluation, we consider other factors including: delays in payment trends in individual states due to budget or funding issues; billing conversions related to acquisitions or internal systems; resubmission of bills with required documentation and disputes with specific payors. An allowance for doubtful accounts is maintained at a level that our management believes is sufficient to cover potential losses. However, actual collections could differ from our estimates.

Our collection procedures include review of account aging and direct contact with our payors. Collection agencies may be used with private pay clients when deemed necessary. An uncollectible amount is written off to the allowance account after reasonable collection efforts have been exhausted.

The following tables detail our accounts receivable before reserves by payor category, showing Illinois governmental payors separately, and the related allowance amount at March 31, 2016 and December 31, 2015:

	March 31, 2016
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(Amounts in Thousands, Except Percentages)
Illinois governmental based programs	$29,304	16,495	17,113	1,348	$64,260
Other state, local and other governmental programs	13,775	3,955	4,287	1,192	23,209
Managed care organizations	13,389	3,164	2,381	1,233	20,167
Private duty and commercial	3,031	401	224	(45)	3,611

Total	59,499	24,015	24,005	3,728	111,247

Aging % of total	53.4%	21.6%	21.6%	3.4%
Allowance for doubtful accounts					$5,476
Reserve as % of gross accounts receivable					4.9%

	December 31, 2015
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(Amounts In Thousands, Except Percentages)
Illinois governmental based programs	$31,755	$16,315	$1,066	$1,276	$50,412
Other state, local and other governmental programs	13,218	4,473	3,507	1,308	22,506
Managed care organizations	8,867	1,711	1,969	598	13,145
Private duty and commercial	3,118	454	225	(51)	3,746
Total	$56,958	$22,953	$6,767	$3,131	$89,809
Aging % of total	63.4%	25.6%	7.5%	3.5%
Allowance for doubtful accounts					$4,850
Reserve as % of gross accounts receivable					5.4%

We calculate our days sales outstanding (“DSO”) by taking the accounts receivable outstanding net of the allowance for doubtful accounts divided by the total net service revenues for the last quarter, multiplied by the number of days in that quarter. Our DSOs were 104 days and 92 days at March 31, 2016 and December 31, 2015, respectively. The DSOs for our largest payor, the Illinois Department on Aging, at March 31, 2016 and December 31, 2015 were 132 days and 101 days, respectively. We may not receive payments on a consistent basis in the near term and our DSOs and the DSO for the Illinois Department on Aging will likely increase until the budget impasse is resolved. The change in the reserve as a percentage of gross accounts receivable to 4.9% as of March 31, 2016 from 5.4% as of December 31, 2015 is attributable to improved DSOs and cash collection for payors other than the State of Illinois.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

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

Revenue Recognition

The majority of our revenues for the three months ended March 31, 2016 and 2015 are derived from Medicaid and Medicaid waiver programs under agreements with various state and local authorities. These agreements provide for a service term from one year to an indefinite term. Services are provided based on authorized hours, determined by the relevant state or local agency, at an hourly rate specified in the agreement or fixed by legislation. Services to other payors, such as private or commercial clients, are provided at negotiated hourly rates and recognized in net service revenues as services are provided. We provide for appropriate allowances for uncollectible amounts at the time the services are rendered.

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

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, interest income. We did not receive any prompt payment interest for the three months ended March 31, 2016 or 2015.

We establish our allowance for doubtful accounts to the extent it is probable that a portion or all of a particular account will not be collected. We establish our provision for doubtful accounts primarily by analyzing historical trends and the aging of receivables. In our evaluation, we consider other factors including: delays in payment trends in individual states due to budget or funding issues; billing conversions related to acquisitions or internal systems; resubmission of bills with required documentation and disputes with specific payors. An allowance for doubtful accounts is maintained at a level that our management believes is sufficient to cover potential losses. However, actual collections could differ from our estimates.

Goodwill

Our carrying value of goodwill is the residual of the purchase price over the fair value of the net assets acquired from various acquisitions including the acquisition of Addus HealthCare, Inc. (“Addus HealthCare”). In accordance with ASC Topic 350, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are not amortized. We test goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. We may use a qualitative test, known as “Step 0,” or a two-step quantitative method to determine whether impairment has occurred. We can elect to perform Step 0, an optional qualitative analysis, and based on the results skip the remaining two steps. In 2015, we elected to implement Step 0. The results of our Step 0 assessment indicated that it was more likely than not that the fair value of our reporting unit exceeded its carrying value and therefore we concluded that there were no impairments for the year ended December 31, 2015. No impairment charges were recorded for the three months ended March 31, 2016 or 2015.

Long-Lived Assets

We review our long-lived assets and finite lived intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine if impairment exists, we compare the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset, generally determined by discounting the estimated future cash flows. No impairment charge was recorded for the year ended December 31, 2015 or the three months ended March 31, 2016 or 2015.

Indefinite-lived Assets

We also have indefinite-lived assets that are not subject to amortization expense such as licenses and in certain states certificates of need to conduct specific operations within geographic markets. Our management has concluded that these assets have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and we intend to renew the licenses indefinitely. The licenses and certificates of need are tested annually for impairment. No impairment was recorded for the year ended December 31, 2015 or the three months ended March 31, 2016 or 2015.

Workers’ Compensation Program

Our workers’ compensation insurance program has a $0.4 million deductible component. We recognize our obligations associated with this program in the period the claim is incurred. The cost of both the claims reported and claims incurred but not reported, up to the deductible, have been accrued based on historical claims experience, industry statistics and an actuarial analysis performed by an independent third party. We monitor our claims quarterly and adjust our reserves accordingly. These costs are recorded primarily in the cost of services caption in the condensed consolidated statement of income. Under the agreement pursuant to which we acquired Addus HealthCare, claims under our workers’ compensation insurance program that related to December 31, 2005 or earlier were the responsibility of the selling shareholders in the acquisition, subject to certain limitations. The responsibility of the selling shareholders for these claims was terminated on December 29, 2014. In August 2010, the FASB issued Accounting Standards Update No 2010-24, Health Care Entities (Topic 954), “Presentation of Insurance Claims and Related Insurance Recoveries” (“ASU 2010-24”), which clarifies that companies should not net insurance recoveries against a related claim liability. Additionally, the amount of the claim liability should be determined without consideration of insurance recoveries. As of March 31, 2016 and December 31, 2015, we recorded $1.3 million and $1.3 million in workers’ compensation insurance recovery receivables and a corresponding increase in its workers’ compensation liability. The workers’ compensation insurance recovery receivable is included in our prepaid expenses and other current assets on the balance sheet.

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

Stock-based Compensation

We have two stock incentive plans, the 2006 Stock Incentive Plan (the “2006 Plan”) and the 2009 Stock Incentive Plan (the “2009 Plan”) that provide for stock-based employee compensation. We account for stock-based compensation in accordance with ASC Topic 718, “Stock Compensation.” Compensation expense is recognized on a graded method under the 2006 Plan and on a straight-line basis under the 2009 Plan over the vesting period of the awards based on the fair value of the options and restricted stock awards. Under the 2006 Plan, we historically used the Black-Scholes option pricing model to estimate the fair value of our stock based payment awards, but beginning October 28, 2009 under our 2009 Plan we began using an enhanced Hull-White Trinomial model. The determination of the fair value of stock-based payments utilizing the Black-Scholes model and the Enhanced Hull-White Trinomial model is affected by Holdings’ stock price and a number of assumptions, including expected volatility, risk-free interest rate, expected term, expected dividends yield, expected forfeiture rate, expected turn-over rate and the expected exercise multiple.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which will explicitly require management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Currently, there is no guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this update provide that guidance. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term “substantial doubt”, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for the first annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We are currently evaluating the impact of adopting this update on our consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 allows for simplification of several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under ASU 2016-09, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement. ASU 2016-09 also requires recognition of excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. ASU 2016-09 further permits the withholding of an amount up to employees’ maximum individual tax rate in the relevant jurisdiction without resulting in a liability classification. ASU 2016-09 also requires any excess tax benefits be classified along with other income tax cash flows as an operating activity and cash paid by an employer when directly withholding shares for tax-withholding purposes to be classified as a financing activity. ASU 2016-09 is effective for public companies for interim and annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of ASU 2016-09 on its consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Historically, we have been exposed to market risk due to fluctuations in interest rates. As of March 31, 2016, we had no outstanding indebtedness with variable interest rates and therefore no current exposure.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Vice President & Controller, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, as of March 31, 2016, our Chief Executive Officer and Vice President & Controller concluded that, as of such date, our disclosure controls and procedures were not effective due to the material weakness (as defined in SEC rule 12b-2) in our internal control over financial reporting identified in Management’s Annual Report. Controls regarding segregation of duties, user access, and monitoring and review controls related to billable and non-billable transactions were ineffective. Also, there were insufficient controls over validating the completeness and accuracy of underlying data used in the operation of monitoring controls as well as ineffective controls related to review of new hires, terminations and payroll changes. Because the Company’s revenue and payroll are dependent on the effectiveness of these controls, these deficiencies, in the aggregate, result in a reasonable possibility that a material misstatement of the Company’s revenue or payroll expense may not be prevented or detected on a timely basis.

With the oversight of senior management and our audit committee, we have begun taking steps and plan to take additional measures to remediate the underlying causes of the material weakness, primarily through the development and implementation of improved processes and documented procedures, as well as the implementation of information technology controls to assist in improving the design and effectiveness of the payroll and billing controls.

In addition, in light of the material weaknesses, we performed additional analysis and other post-closing procedures to ensure that our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, changes in shareholder’s equity and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

Other than as described above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Legal Proceedings

The Company is a party to legal and/or administrative proceedings arising in the ordinary course of its business. It is the opinion of management that the outcome of such proceedings will not have a material effect on the Company’s financial position and results of operations.

On January 20, 2016, we were served with a lawsuit that was filed in the United States District Court for the Northern District of Illinois against the Company and Cigna Corporation by Stop Illinois Marketing Fraud, LLC, a qui tam relator formed for the purpose of bringing this action. Plaintiff filed its amended complaint on April 4, 2016. In the action, the plaintiff alleges, inter alia, violations of the Federal False Claims Act relating primarily to allegations of violations of the federal anti-kickback statute and allegedly improper referrals of patients from our home care division to our Home Health Business which was sold in 2013. The plaintiff seeks to recover damages, fees and costs under the Federal False Claims Act including treble damages, civil penalties and its attorneys’ fees. The U.S. government has declined to intervene at this time. Based on our review of the complaint, we believe the case will not have a material adverse effect on our business, financial condition or results of operations. We intend to defend the litigation vigorously. Under the current schedule in the action, plaintiff has filed April 4, 2016, an amended complaint, and defendants’ motion to dismiss the amended complaint is due by June 6, 2016. The Court has stayed discovery in the action pending resolution of defendants’ motion to dismiss.

On May 4, 2016, Addus HealthCare, together with approximately 59 other social service and healthcare providers in the State of Illinois, filed an action in the Circuit Court of Cook County, Illinois against certain individuals in their official capacities as agents of the Illinois Department of Human Services, the Illinois Department on Aging, the Illinois Department of Public Health, the Illinois Department of HealthCare and Family Services, the Illinois Criminal Justice Information Authority, the Illinois Department of Corrections and the Illinois Department of Central Management Services, including the Governor of Illinois. In the action, the plaintiffs, including Addus HealthCare, allege that they entered into contracts with the various defendants based in part on the Governor’s proposed budget, which provided for funding for the services to be provided by plaintiffs there under. However, thereafter, the Governor vetoed all of the relevant appropriation bills. While the defendant officer and agency heads have continued to enforce such contracts, payments have not been made there under. The plaintiffs are seeking declaratory and injunctive relief against the defendant officers and agency heads for acting beyond the scope of their legal authority in entering into and enforcing contracts with no intent to perform under such contracts by failing to pay amounts due there under when due. The action also alleges that the Governor of Illinois’ veto of appropriations for such contracts violates the Illinois Constitution. Plaintiffs seek injunctive relief to preclude the foregoing course of conduct for the rest of the fiscal year and require payment of overdue bills to prevent irreparable harm, including imperiling the State’s infrastructure for delivery of human services.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factors discussed under the caption “Risk Factors” set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in our Annual Report on Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 5. Other Information

Effective May 5, 2016, Donald Klink ceased serving as the Company’s Chief Financial Officer. Brian W. Poff will become the Company’s Executive Vice President – Chief Financial Officer effective May 10, 2016. Prior to joining Addus, from October 2015 until April 2016, Mr. Poff, age 43, was the CFO and Treasurer of Oceans Healthcare, a private equity backed, multi-state provider of behavioral healthcare. From 2011 to October 2015, he was Senior Vice President, Finance, Chief Accounting Officer and Treasurer for CCS Medical, a national mail order DME supply company. From March 2011 until November 2011, he served as Corporate Controller for AccentCare, a post-acute healthcare provider. Prior to that, Mr. Poff served as Division CFO-Hospice for Gentiva, Assistant Controller for Odyssey and Divisional CFO for Horizon Health and Psychiatric Solutions.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company dated as of November 2, 2009 (filed on November 20, 2009 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

3.2	Amended and Restated Bylaws of the Company, as amended by the First Amendment to the Amended and Restated Bylaws (filed on May 9, 2013 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

4.1	Form of Common Stock Certificate (filed on October 2, 2009 as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

4.2	Registration Rights Agreement, dated September 19, 2006, by and among Addus HomeCare Corporation, Eos Capital Partners III, L.P., Eos Partners SBIC III, L.P., Freeport Loan Fund LLC, W. Andrew Wright, III, Addus Term Trust, W. Andrew Wright Grantor Retained Annuity Trust, Mark S. Heaney, James A. Wright and Courtney E. Panzer (filed on July 17, 2009 as Exhibit 4.2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.1	Employment and Non-Competition Agreement, dated as of February 25, 2016, by and between Addus HealthCare, Inc. and James Zoccoli (filed on February 29, 2016 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.2	Employment and Non-Competition Agreement, dated as of February 29, 2016, by and between Addus HealthCare, Inc. and R. Dirk Allison (filed on March 2, 2016 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.3	Separation Agreement and General Release, dated as of March 1, 2016, by and between Addus HomeCare Corporation and Mark S. Heaney (filed on March 2, 2016 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.4	Separation Agreement and General Release, dated as of March 18, 2016, by and between Addus HealthCare, Inc. and Inna Berkovich (filed on March 23, 2016 as Exhibit 10.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Vice President & Controller Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Vice President & Controller Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	Financial statements from the quarterly report on Form 10-Q of Addus HomeCare Corporation for the quarter ended March 31, 2016, filed on May 9, 2016 formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.*

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADDUS HOMECARE CORPORATION

Date: May 9, 2016	By:	/S/ R. DIRK ALLISON

R. Dirk Allison President and Chief Executive Officer (As Principal Executive Officer)

Date: May 9, 2016	By:	/S/ LAWRENCE WYROBEK

Lawrence Wyrobek Vice President & Controller (As Principal Financial Officer)

Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company dated as of November 2, 2009 (filed on November 20, 2009 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

3.2	Amended and Restated Bylaws of the Company, as amended by the First Amendment to the Amended and Restated Bylaws (filed on May 9, 2013 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

4.1	Form of Common Stock Certificate (filed on October 2, 2009 as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

4.2	Registration Rights Agreement, dated September 19, 2006, by and among Addus HomeCare Corporation, Eos Capital Partners III, L.P., Eos Partners SBIC III, L.P., Freeport Loan Fund LLC, W. Andrew Wright, III, Addus Term Trust, W. Andrew Wright Grantor Retained Annuity Trust, Mark S. Heaney, James A. Wright and Courtney E. Panzer (filed on July 17, 2009 as Exhibit 4.2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.1	Employment and Non-Competition Agreement, dated as of February 25, 2016, by and between Addus HealthCare, Inc. and James Zoccoli (filed on February 29, 2016 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.2	Employment and Non-Competition Agreement, dated as of February 29, 2016, by and between Addus HealthCare, Inc. and R. Dirk Allison (filed on March 2, 2016 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.3	Separation Agreement and General Release, dated as of March 1, 2016, by and between Addus HomeCare Corporation and Mark S. Heaney (filed on March 2, 2016 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.4	Separation Agreement and General Release, dated as of March 18, 2016, by and between Addus HealthCare, Inc. and Inna Berkovich (filed on March 23, 2016 as Exhibit 10.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Vice President & Controller Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Vice President & Controller Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	Financial statements from the quarterly report on Form 10-Q of Addus HomeCare Corporation for the quarter ended March 31, 2016, filed on May 9, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.*

*	Filed herewith
**	Furnished herewith