Form 10-Q
period 2016-06-30
Addus HomeCare Corp
filed 2016-08-08
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Common Stock $0.001 par value

Shares outstanding at July 31, 2016: 11,463,501

ADDUS HOMECARE CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2016 and December 31, 2015

(Amounts and Shares in Thousands, Except Per Share Data)

	(Unaudited)	(Audited)
	June 30, 2016	December 31, 2015
Assets

Current assets
Cash	$8,240	$4,104
Accounts receivable, net of allowances of $6,147 and $4,850 at June 30, 2016 and December 31, 2015, respectively	121,124	84,959
Prepaid expenses and other current assets	4,520	4,858
Deferred tax assets	8,640	8,640

Total current assets	142,524	102,561

Property and equipment, net of accumulated depreciation and amortization	7,634	8,619

Other assets
Goodwill	73,891	68,844
Intangibles, net of accumulated amortization	17,953	10,351
Investment in joint venture	900	900
Other assets	—	1,337

Total other assets	92,744	81,432

Total assets	$242,902	$192,612

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,590	$4,748
Current portion of long-term debt, net of debt issuance costs	2,286	1,109
Current portion of contingent earn-out obligation	—	1,250
Accrued expenses	40,715	35,082

Total current liabilities	47,591	42,189

Long-term liabilities
Deferred tax liabilities	6,815	6,815
Long-term debt, less current portion, net of debt issuance costs	40,178	1,882

Total long-term liabilities	46,993	8,697

Total liabilities	94,584	50,886

Stockholders’ equity
Common stock—$.001 par value; 40,000 authorized and 11,455 and 11,108 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	12	11
Additional paid-in capital	90,910	87,076
Retained earnings	57,396	54,639

Total stockholders’ equity	148,318	141,726

Total liabilities and stockholders’ equity	$242,902	$192,612

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months Ended June 30, 2016 and 2015

(Amounts and Shares in Thousands, Except Per Share Data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net service revenues	$100,927	$85,809	$193,529	$167,724
Cost of service revenues	75,232	62,127	143,515	122,116

Gross profit	25,695	23,682	50,014	45,608

General and administrative expenses	19,557	17,423	41,746	34,576
Depreciation and amortization	1,744	1,161	3,222	2,307

Total operating expenses	21,301	18,584	44,968	36,883

Operating income	4,394	5,098	5,046	8,725

Interest income	(23)	(6)	(30)	(10)
Interest expense	686	175	1,112	352

Total interest expense, net	663	169	1,082	342

Income before income taxes	3,731	4,929	3,964	8,383
Income tax expense	1,131	1,676	1,207	2,968

Net income	$2,600	$3,253	$2,757	$5,415

Net income per common share
Basic income per share	0.23	$0.30	$0.25	$0.49
Diluted income per share	0.23	$0.29	$0.25	$0.48
Weighted average number of common shares and potential common shares outstanding:
Basic	11,361	10,989	11,192	10,970
Diluted	11,385	11,212	11,217	11,188

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2016

(Amounts and Shares in Thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2015	11,108	$11	$87,076	$54,639	$141,726

Stock-based compensation	—	—	819	—	819
Shares issued	347	1	3,015	—	3,016
Net income	—	—	—	2,757	2,757

Balance at June 30, 2016	11,455	$12	$90,910	$57,396	$148,318

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2016 and 2015

(Amounts and Shares in Thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$2,757	$5,415
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,117	2,307
Stock-based compensation	819	750
Amortization of debt issuance costs	165	29
Provision for doubtful accounts	3,181	2,025
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(33,222)	20,196
Prepaid expenses and other current assets	1,101	2,927
Accounts payable	(255)	(664)
Accrued expenses	3,072	2,059

Net cash (used in) provided by operating activities	(18,265)	35,044

Cash flows from investing activities:
Acquisitions of businesses	(20,449)	(4,250)
Acquisition of customer list	—	(146)
Purchases of property and equipment	(711)	(761)

Net cash used in investing activities	(21,160)	(5,157)

Cash flows from financing activities:
Cash received from exercise of stock options	3,016	305
Borrowings on revolver	17,000	—
Borrowings on term loan	25,000	—
Payments for debt issuance costs	(492)	(21)
Payments on capital leases	(550)	(510)
Payments on term loan	(313)	—
Payment on contingent earn-out obligation	(100)	(1,000)

Net cash provided by (used in) financing activities	43,561	(1,226)

Net change in cash	4,136	28,661
Cash, at beginning of period	4,104	13,363

Cash, at end of period	$8,240	$42,024

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,015	$352
Cash paid for income taxes	1,748	59
Supplemental disclosures of non-cash investing and financing activities
Tax benefit related to the amortization of tax goodwill in excess of book basis	80	80
Property and equipment acquired through capital lease obligations	—	378

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation and Description of Business

The condensed consolidated financial statements include the accounts of Addus HomeCare Corporation (“Holdings”) and its subsidiaries (together with Holdings, the “Company” or “we”). The Company operates as one reportable business segment and is a provider of comprehensive home and community-based personal care services, which are provided primarily in the home, and focused on the dual eligible (Medicare/Medicaid) population. The Company’s personal care services provide assistance with activities of daily living, and adult day care. The Company’s consumers are primarily persons who are at risk of hospitalization or institutionalization, such as the elderly, chronically ill and disabled. The Company’s payor clients include federal, state and local governmental agencies, managed care organizations, commercial insurers and private individuals. The Company currently provides home and community-based services to over 34,000 consumers through 121 locations across 24 states, including 6 adult day centers in Illinois.

Principles of Consolidation

All intercompany balances and transactions have been eliminated in consolidation. The Company’s investment in entities with less than 20% ownership or in which the Company does not have the ability to influence the operations of the investee are accounted for using the cost method and are included in investments in joint ventures.

Revenue Recognition

The Company generates net service revenues by providing services directly to consumers. The Company receives payments for providing services from federal, state and local governmental agencies, managed care organizations, commercial insurers and private consumers. The Company’s operations are principally provided based on authorized hours, determined by the relevant agency, at an hourly rate specified in agreements or fixed by legislation and recognized as revenues at the time services are rendered. Home and community-based service revenues are reimbursed by state, local and other governmental programs which are partially funded by Medicaid or Medicaid waiver programs, with the remainder reimbursed through private duty and insurance programs.

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

Goodwill

The Company’s carrying value of goodwill is the residual of the purchase price over the fair value of the net assets acquired from various acquisitions including the acquisition of Addus HealthCare, Inc. (“Addus HealthCare”). In accordance with Accounting Standards Codification (“ASC”) Topic 350, “Goodwill and Other Intangible Assets ,” goodwill and intangible assets with indefinite useful lives are not amortized. The Company tests goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. The Company may use a qualitative test, known as “Step 0,” or a two-step quantitative method to determine whether impairment has occurred. In Step 0, the Company can elect to perform an optional qualitative analysis and based on the results skip the two step analysis. In 2015, the Company elected to implement Step 0 and was not required to conduct the remaining two step analysis. The results of the Company’s Step 0 assessment indicated that it was more likely than not that the fair value of its reporting unit exceeded its carrying value and therefore the Company concluded that there were no impairments for the year ended December 31, 2015. No impairment charges were recorded for the three and six months ended June 30, 2016 or 2015.

Intangible Assets

The Company’s identifiable intangible assets consist of customer and referral relationships, trade names, trademarks, state licenses and non-compete agreements. Amortization is computed using straight-line and accelerated methods based upon the estimated useful lives of the respective assets, which range from two to twenty-five years.

Intangible assets with finite lives are amortized using the estimated economic benefit method over the useful life and assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company would recognize an impairment loss when the estimated future non-discounted cash flows associated with the intangible asset is less than the carrying value. An impairment change would then be recorded for the excess of the carrying value over the fair value. The Company estimates the fair value of these intangible assets using the income approach. No impairment charge was recorded for the three and six months ended June 30, 2016 or 2015.

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

The Company also has indefinite-lived intangible assets that are not subject to amortization expense such as certificates of need and licenses to conduct specific operations within geographic markets. The Company’s management has concluded that certificates of need and licenses have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets, and the Company intends to renew and operate the certificates of need and licenses indefinitely. The certificates of need and licenses are tested annually for impairment. No impairment was recorded for the three and six months ended June 30, 2016 or 2015.

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

Interest Income

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the statement of income as interest income. For the three and six months ended June 30, 2016 and 2015, the Company did not receive any prompt payment interest. While the Company may be owed additional prompt payment interest, the amount and timing of receipt of such payments remains uncertain, and the Company has determined that it will continue to recognize prompt payment interest income when received.

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

Included in the Company’s calculation for the three and six months ended June 30, 2016 were 469,000 stock options outstanding, of which 24,000 and 25,000, respectively, were dilutive. In addition, there were 98,000 restricted stock awards outstanding, none of which were dilutive for the three and six months ended June 30, 2016, respectively.

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

2. Acquisitions

Effective February 23, 2016, the Company acquired certain assets of Lutheran Social Services of Illinois (“LSSI”) for approximately $0.1 million, in order to expand its adult day care business within the State of Illinois. The results of operations from the acquisition of LSSI is included in the Company’s statement of income from the date of the acquisition. The LSSI acquisition accounted for $0.3 million and $0.4 million of net service revenues for the three and six months ended June 30, 2016, respectively.

On April 24, 2015, Addus HealthCare entered into a Securities Purchase Agreement with Margaret Coffey and Carol Kolar (the “South Shore Sellers”), South Shore Home Health Service Inc. (“South Shore”) and Acaring Home Care, LLC (“Acaring”), pursuant to which Addus HealthCare agreed to acquire all of the issued and outstanding securities of each of South Shore and Acaring. On February 5, 2016, Addus HealthCare completed its acquisition of all the outstanding securities of South Shore and Acaring for a total purchase price of $20.4 million (the “South Shore Purchase Price”). A portion of the South Shore Purchase Price was deposited into escrow to serve as a source of recovery for certain indemnification obligations of the South Shore Sellers. The related acquisition costs were $1.2 million and were expensed as incurred. The results of operations from South Shore and Acaring are included in the Company’s statements of income from the date of the acquisition. Acaring was dissolved on March 1, 2016, and its assets were transferred to South Shore.

The Company’s acquisition of South Shore and Acaring has been accounted for in accordance with ASC Topic 805, “Business Combinations,” and the resulting goodwill and other intangible assets will be accounted for under ASC Topic 350 “Goodwill and Other Intangible Assets.” The acquisition was recorded at its fair value as of February 5, 2016. Under business combination accounting, the South Shore Purchase Price was $20.4 million and will be allocated to South Shore’s net tangible and identifiable intangible assets based on their estimated fair values. Management has preliminarily valued and allocated the purchase price as shown below. These preliminary estimates and assumptions could change during the purchase price measurement period as the Company finalizes the valuation, primarily related to working capital adjustments. Management anticipates this will be completed during the third quarter of 2016.

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

The South Shore acquisition accounted for $13.5 million and $21.7 million of net service revenues for the three and six months ended June 30, 2016, respectively.

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

The Company’s acquisition of Five Points has been accounted for in accordance with ASC Topic 805, “Business Combinations,” and the resulting goodwill and other intangible assets was accounted for under ASC Topic 350 “Goodwill and Other Intangible Assets .” The acquisition of Five Points was recorded at its fair value as of November 9, 2015. The total purchase price was $4.1 million. Under business combination accounting, the total purchase price was allocated to Five Points’ net tangible and identifiable intangible assets based on their estimated fair values. Based upon management’s valuation, the total purchase price has been allocated as follows:

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

The Five Points acquisition accounted for $1.0 million and $2.2 million of net service revenues for the three and six months ended June 30, 2016, respectively.

The following table contains unaudited pro forma condensed consolidated income statement information assuming the Five Points and the South Shore and Acaring acquisitions closed on January 1, 2015.

	For the Three Months Ended June 30, (Amounts in Thousands)
	2016	2015
Net service revenues	$100,927	$99,866
Operating income	4,394	6,291

Net income	2,600	4,040

Net income per common share
Basic income per share	$0.23	$0.37

Diluted income per share	0.23	0.36

	For the Six Months Ended June 30, (Amounts in Thousands)
	2016	2015
Net service revenues	$198,365	$195,233
Operating income	5,428	11,401

Net income	2,813	7,144

Net income per common share
Basic income per share	$0.25	$0.65

Diluted income per share	0.25	0.64

The pro forma disclosures in the table above include adjustments for amortization of intangible assets and tax expense and acquisition costs to reflect results that are more representative of the combined results of the transactions as if South Shore and Acaring and Five Points had been acquired effective January 1, 2015. This pro forma information is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred. In addition, future results may vary significantly from the results reflected in the pro forma information. The unaudited pro forma financial information does not reflect the impact of future events that may occur after the acquisition, such as anticipated cost savings from operating synergies.

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

The PHHC acquisition accounted for $1.9 million and $3.9 million of net service revenues for the three and six months ended June 30, 2016 and $2.3 million and $4.7 million of net service revenues for the three and six months ended June 30, 2015, respectively.

The Company had recorded a $1.3 million contingent earn-out obligation as a current liability related to its December 1, 2013 acquisition of Coordinated Home Health Care, LLC. This obligation was paid during the second quarter of 2016.

3. Goodwill and Intangible Assets

A summary of the goodwill activity for the six months ended June 30, 2016 is provided below:

Goodwill (Amounts in Thousands)
Goodwill, at December 31, 2015	$68,844
Additions for acquisitions	5,127
Adjustments to previously recorded goodwill	(80)

Goodwill, at June 30, 2016	$73,891

Adjustments to the previously recorded goodwill are primarily credits related to amortization of tax goodwill in excess of book basis.

The carrying amount and accumulated amortization of each identifiable intangible asset category consisted of the following as of June 30, 2016 and December 31, 2015:

	Customer and referral relationships	Trade names and trademarks	State licenses	Non- competition agreements	Total
	(Amounts in Thousands)
Gross balance at December 31, 2015	$29,872	$8,161	$150	$2,098	$40,281
Accumulated amortization	(24,055)	(4,587)	—	(1,288)	(29,930)

Net Balance at December 31, 2015	5,817	3,574	150	810	10,351
Gross balance at January 1, 2016	29,872	8,161	150	2,098	40,281
Additions for acquisitions	4,800	5,100	—	57	9,957
Accumulated amortization	(25,354)	(5,406)	—	(1,525)	(32,285)

Net Balance at June 30, 2016	$9,318	$7,855	$150	$630	$17,953

Amortization expense related to the identifiable intangible assets amounted to $1.3 million and $2.4 million for the three and six months ended June 30, 2016, respectively and $0.7 million and $1.5 million for the three and six months ended June 30, 2015, respectively. Goodwill and state licenses are not amortized pursuant to ASC Topic 350.

4. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consisted of the following:

	June 30, 2016 (Amounts in Thousands)	December 31, 2015 (Amounts in Thousands)
Prepaid health insurance	$448	$490
Prepaid workers’ compensation and liability insurance	1,235	1,526
Prepaid rent	635	578
Workers’ compensation insurance receivable	982	1,303
Other	1,220	961

	$4,520	$4,858

Accrued expenses consisted of the following:

	June 30, 2016 (Amounts in Thousands)	December 31, 2015 (Amounts in Thousands)
Accrued payroll	$18,754	$13,304
Accrued workers’ compensation insurance	13,452	14,116
Accrued health insurance (1)	1,306	950
Indemnification reserve (2)	582	754
Accrued payroll taxes	1,090	1,805
Accrued professional fees	1,377	1,084
Accrued severance (3)	1,829	—
Other	2,325	3,069

	$40,715	$35,082

(1)	The Company provides health insurance coverage to qualified union employees providing home and community-based services in Illinois through a Taft-Hartley multi-employer health and welfare plan under Section 302(c)(5) of the Labor Management Relations Act of 1947. The Company’s insurance contributions equal the amount reimbursed by the State of Illinois. Contributions are due within five business days from the date the funds are received from the State. Amounts due of $0.4 million and $0.5 million for health insurance reimbursements and contributions were reflected in prepaid insurance and accrued insurance as of June 30, 2016 and December 31, 2015, respectively.

(2)	As a condition of the sale of substantially all of the assets used in the Company’s home health business to subsidiaries of LHC Group. Inc. (“LHCG”) in February 2013, the Company is responsible for any adjustments to Medicare and Medicaid billings prior to the closing. In connection with an internal evaluation of the Company’s billing processes, the Company discovered documentation errors in a number of claims that it had submitted to Medicare. Consistent with applicable law, the Company voluntarily remitted $1.8 million to the U.S. government in March 2014. The Company, using its best judgment, has estimated a total of $0.8 million for billing adjustments for 2013, 2012, 2011 and 2010 services which may be subject to Medicare audits. For the year ended December 31, 2015, the Company reduced the indemnification reserve accrual by the amounts accrued for periods no longer subject to Medicare audits of $0.4 million. This amount was reflected as a reduction in general and administrative expense.
(3)	Accrued severance represents amounts payable to terminated employees with employment and/or separation agreements with the Company in the amount of $1.8 million as of June 30, 2016.

5. Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2016	December 31, 2015
	(Amounts in Thousands)
Revolving credit loan	$17,000	$—
Term loan	24,688	—
Capital leases	2,440	2,991
Less unamortized debt issuance costs	(1,664)	—

Total	$42,464	$2,991
Less current maturities	(2,286)	(1,109)

Long-term debt	$40,178	$1,882

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03) which amends the current presentation of debt issuance costs in the financial statements. ASU 2015-03 requires an entity to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. ASU 2015-03 is effective on a retrospective basis for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those annual periods. The Company adopted this standard on January 1, 2016 and has classified the debt issuance costs as long term debt, less current portion as of June 30, 2016. For the year ended December 31, 2015, debt issuance costs are included in Other Assets on the Condensed Consolidated Balance Sheets as the Company had no long-term debt outstanding during the year to offset the debt issuance costs.

Capital Leases

On July 12, 2014, September 11, 2014 and April 13, 2015, the Company executed three 48-month capital lease agreements for $2.7 million, $1.4 million and $0.4 million, respectively, with First American Commercial Bancorp, Inc. The capital leases were entered into to finance property and equipment at the Company’s new corporate headquarters in Downers Grove, Illinois. The underlying assets are included in “Property and equipment, net of accumulated depreciation and amortization” in the accompanying Unaudited Condensed Consolidated Balance Sheets. These capital lease obligations require monthly payments through September 2019 and have implicit interest rates that range from 3.0% to 3.6%. At the end of the term of each lease agreement, the Company has the option to purchase the assets covered by such lease agreement for $1.

The following is an analysis of the leased property under capital leases by major classes.

Classes of Property	Asset Balances at June 30, 2016 (Amounts in Thousands)
Leasehold Improvements	$2,928
Furniture & Equipment	526
Computer Equipment	635
Computer Software	303
Less: Accumulated Depreciation	(916)

$3,476

The future minimum payments for capital leases as of June 30, 2016 are as follows:

Capital Lease (Amounts In Thousands)
2016	605
2017	1,213
2018	737
2019	30

Total minimum lease payments	2,585
Less: amount representing estimated executory costs (such as taxes, maintenance and insurance), including profit thereon, included in total minimum lease payments	(57)

Net minimum lease payments	2,528
Less: amount representing interest (a)	(88)

Present value of net minimum lease payments (b)	$2,440

(a)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at lease inception.
(b)	Included in the balance sheet as $1.1 million of the current portion of long-term debt and $1.3 million of the long-term debt, less current portion.

Senior Secured Credit Facility

On May 24, 2016, the Company entered into an amendment to its credit facility with certain lenders and Fifth Third Bank, as agent and letters of credit issuer. The Company’s amended credit facility provides a $100.0 million revolving line of credit, a delayed draw term loan facility of up to $25.0 million and an uncommitted incremental term loan facility of up to $50.0 million, expiring November 10, 2020 and includes a $35.0 million sublimit for the issuance of letters of credit. The amended credit facility increased the specified advance multiple from 3.25 to 3.75 to 1.00 and the maximum permitted senior leverage ratio from 3.50 to 4.00 to 1.00. Except as modified by the May 24, 2016 amendment, the amended credit facility has the same material terms as the previous agreement dated November 10, 2015. Substantially all of the subsidiaries of Holdings are co-borrowers, and Holdings has guaranteed the borrowers’ obligations under the credit facility. The credit facility is secured by a first priority security interest in all of Holdings’ and the borrowers’ current and future tangible and intangible assets, including the shares of stock of the borrowers.

The availability of funds under the revolving credit portion of the Company’s credit facility, is based on the lesser of (i) the product of adjusted EBITDA, as defined in the credit agreement, for the most recent 12-month period for which financial statements have been delivered under the credit agreement multiplied by the specified advance multiple, up to 3.75, less the outstanding senior indebtedness and letters of credit, and (ii) $100.0 million less the outstanding revolving loans and letters of credit. Interest on the revolving credit portion of our credit facility may be payable at (x) the sum of (i) an applicable margin ranging from 2.00% to 2.50% based on the applicable leverage ratio plus (ii) a base rate equal to the greatest of (a) the rate of interest last quoted by The Wall Street Journal as the “prime rate,” (b) the sum of the federal funds rate plus a margin of 0.50% and (c) the sum of the adjusted LIBOR that would be applicable to a loan with an interest period of one month advanced on the applicable day plus a margin of 3.00% or (y) the sum of (i) an applicable margin ranging from 3.00% to 3.50% based on the applicable leverage ratio plus (ii) the adjusted LIBOR that would be applicable to a loan with an interest period of one, two or three months advanced on the applicable day or (z) the sum of (i) an applicable margin ranging from 3.00% to 3.50% based on the applicable leverage ratio plus (ii) the daily floating LIBOR that would be applicable to a loan with an interest period of one month advanced on the applicable day. The Company pays a fee ranging from 0.25% to 0.50% per annum based on the applicable leverage ratio times the unused portion of the revolving portion of the credit facility. Issued stand-by letters of credit are charged at a rate equal to the applicable margin for LIBOR loans payable quarterly. On January 12, 2016 and on May 5, 2016, the Company drew $10.0 million and $10.0 million, respectively, of its revolving credit line to fund growth and on-going operations. On February 5, 2016, the Company drew $22.0 million on its delayed draw term loan to fund the acquisition of South Shore. As a result of a provision in the Company’s amended credit facility, the Company was able to transfer $3.0 million of it’s revolving credit line debt to the Company’s term loan debt on May 24, 2016. As of June 30, 2016, the Company had a total of $41.7 million outstanding on the credit facility and the total availability under the revolving credit loan facility was $46.4 million. The Company did not have any amounts outstanding on the credit facility as of December 31, 2015 and the total availability under the revolving credit loan facility was $58.3 million.

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

6. Income Taxes

A reconciliation of the statutory federal tax rate of 34.9% for the three and six months ended June 30, 2016 and 35.0% for the three and six months ended 2015 is summarized as follows:

	Three Months Ended June 30,
	2016	2015
Federal income tax at statutory rate	34.9%	35.0%
State and local taxes, net of federal benefit	5.2	5.2
Jobs tax credits, net	(10.8)	(7.8)
Nondeductible expenses	1.0	0.5
Other	0.0	1.1

Effective income tax rate	30.3%	34.0%

	Six Months Ended June 30,
	2016	2015
Federal income tax at statutory rate	34.9%	35.0%
State and local taxes, net of federal benefit	5.2	5.2
Jobs tax credits, net	(11.8)	(6.6)
Nondeductible meals and entertainment	2.1	0.6
Other	0.0	1.2

Effective income tax rate	30.4%	35.4%

7. Commitments and Contingencies

Legal Proceedings

The Company is a party to legal and/or administrative proceedings arising in the ordinary course of its business. It is the opinion of management that the outcome of such proceedings will not have a material effect on the Company’s financial position and results of operations.

On January 20, 2016, the Company was served with a lawsuit filed in the United States District Court for the Northern District of Illinois against the Company and Cigna Corporation by Stop Illinois Marketing Fraud, LLC, a qui tam relator formed for the purpose of bringing this action. In the action, the plaintiff alleges, inter alia, violations of the Federal False Claims Act relating primarily to allegations of violations of the federal anti-kickback statute and allegedly improper referrals of patients from our home care division to our Home Health Business which was sold in 2013. The plaintiff seeks to recover damages, fees and costs under the Federal False Claims Act including treble damages, civil penalties and its attorneys’ fees. The U.S. government has declined to intervene at this time. Plaintiff amended its complaint on April 4, 2016 to include additional allegations in support of its False Claims Act claims, including alleged violations of the Federal Anti-Kickback statute. The Company intends to defend the litigation vigorously. The Company filed a motion to dismiss the amended complaint on June 6, 2016. Plaintiff filed its opposition to the Company’s motion on July 22, 2016. The Company’s reply in further support of the motion to dismiss is due by August 23, 2016. The Court has stayed discovery in the action pending resolution of defendants’ motion to dismiss. Under the current schedule, hearing on the plaintiffs’ motion for a permanent injunction is set for August 31, 2016. We believe the case will not have a material adverse effect on our business, financial condition or results of operations.

On May 4, 2016, the Company, together with 59 other social service and healthcare providers in the State of Illinois, filed an action in the Circuit Court of Cook County, Illinois against certain individuals in their official capacities as agents of the Illinois Department of Human Services, the Illinois Department on Aging, the Illinois Department of Public Health, the Illinois Department of HealthCare and Family Services, the Illinois Criminal Justice Information Authority, the Illinois Department of Corrections and the Illinois Department of Central Management Services, including the Governor of Illinois. On July 20, 2016, a third amended complaint was filed by the plaintiffs, who now comprise 97 similarly situated providers and provider organizations. In the action, the plaintiffs, including the Company, allege that they entered into contracts with the various defendants based in part on the Governor’s proposed budget, which provided for funding for the services to be provided by plaintiffs thereunder. The Governor subsequently vetoed all of the relevant appropriations bills on June 25, 2015 and again vetoed an appropriations bill that included funding for the contracts on June 10, 2016. While the defendant officer and agency heads have continued to enforce such contracts, the Company received $16.2 million in payments from the State of Illinois in August 2016 from the short-term budget enacted on June 30, 2016. The plaintiffs are seeking declaratory and injunctive relief against the defendant officers and agency heads for acting beyond the scope of their legal authority in entering into and enforcing contracts with no intent to perform under such contracts by failing to pay amounts due there under when due. The action also alleges that the Governor of Illinois’ vetoes of appropriations for such contracts violates the Illinois Constitution. Plaintiffs seek injunctive relief to payment of overdue bills to prevent irreparable harm, including imperiling the State’s infrastructure for delivery of human services.

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

8. Severance and Restructuring

The following provides the components of and changes in our severance and restructuring accruals:

	Employee Termination Costs	Restructuring and Other
	(Amounts in Thousands)
Balance, at December 31, 2015	$—	$—
Provision	2,772	1,553
Utilization	(943)	(984)

Balance, at June 30, 2016	$1,829	$569

Employee termination costs represent accrued severance payable to terminated employees with employment and/or separation agreements with the Company. The employees affected were mainly from the closure of the Contact Center and other changes made to the Executive Leadership Team made during the six months ended June 30, 2016.

Restructuring and other costs comprised of the accrual of a discontinued internally developed software product as well as fees related to the termination of various contracts with outside vendors during the six months ended June 30, 2016.

The aforementioned accruals are included in Accrued Liabilities.

9. Significant Payors

A substantial portion of the Company’s net service revenues and accounts receivable are derived from services performed for federal, state and local governmental agencies. The Illinois Department on Aging accounted for 43.5% and 48.0% of the Company’s net service revenues for the three months ended June 30, 2016 and 2015, respectively and 44.1% and 47.9% of the Company’s net service revenues for the six months ended June 30, 2016 and 2015, respectively.

The related receivables due from the Illinois Department on Aging represented 60.3 % and 54.9% of the Company’s accounts receivable at June 30, 2016 and December 31, 2015, respectively.

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

Overview

We operate as one business segment and are a provider of comprehensive home and community-based personal care services, which are provided primarily in the home, and focused on the dual eligible (Medicare/Medicaid) population. Our personal care services provide assistance with activities of daily living, and adult day care. Our consumers are primarily persons who are at risk of hospitalization or institutionalization, such as the elderly, chronically ill and disabled. Our payor clients include federal, state and local governmental agencies, managed care organizations, commercial insurers and private individuals. We currently provide personal care services to over 34,000 consumers through 121 locations across 24 states, including 6 adult day centers in Illinois. For the six months ended June 30, 2016 and 2015, we served approximately 40,000 discrete consumers.

A summary of our financial results for the three and six months ended June 30, 2016 and 2015 is provided in the table below:

	For the Three Months Ended June 30, (Amounts in Thousands)
	2016	2015
Net service revenues	$100,927	$85,809
Net income	2,600	3,253
Total assets	242,902	188,015

	For the Six Months Ended June 30, (Amounts in Thousands)
	2016	2015
Net service revenues	$193,529	$167,724
Net income	2,757	5,415
Total assets	242,902	188,015

Historically, our services were provided under agreements with state and local government agencies established to meet the needs of our consumers. Our consumers are predominately “dual eligible” and as such are eligible to receive both Medicare and Medicaid funded home-based personal care. As a result of certain legislation enacted by the federal government, states are being incentivized to initiate dual eligible demonstration programs and other managed Medicaid initiatives, which are designed to coordinate the services provided through these two programs, with the overall objectives to better coordinate service delivery and, over the long term, to reduce costs. Increasingly, states are implementing these managed care programs and as such are transitioning management of individuals such as our consumers to local and national managed care organizations. Under these arrangements the managed care organizations have an economic incentive to provide home and community-based services to consumers as a means to better manage the acute care expenditures of their membership. Managed care revenues accounted for 24.3% and 23.7% of our revenue mix during the three and six months ended June 30, 2016, respectively.

The home and community-based services we provide include assistance with bathing, grooming, dressing, personal hygiene and medication reminders, and other activities of daily living. We provide these services on a long-term, continuous basis, with an average duration of approximately 21 months per consumer. Our adult day centers provide a comprehensive program of skilled and support services and designated medical services for adults in a community-based group setting. Services provided by our adult day centers include social activities, transportation services to and from the centers the provision of meals and snacks, personal care and therapeutic activities such as exercise and cognitive interaction.

Our model is designed to improve consumer outcomes and satisfaction, as well as lower the cost of acute care treatment and reduce service duplication. We believe our model to be especially valuable to managed care organizations that have economic responsibility for both home and community-based services as well as acute care expenditures. Over the long term, we believe our model will be a differentiator and as a result we expect to receive increased referrals from managed care organizations.

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

We utilize Interactive Voice Response (“IVR”) systems and smart phone applications to communicate with the home care aides. Through these applications we are able to identify changes in health conditions with automated alerts forwarded to appropriate management team for triaging and evaluation. In addition, the technology is used to record basic transaction information about each visit including start and end times to a scheduled shift, mileage reimbursement, text messages to the home care aide and communication of basic payroll information.

        In addition to our focus on organic growth, we are growing through selective acquisitions which expand our presence in current markets or which facilitate our entry into new markets where the home and community-based business is moving to managed care organizations. We completed seven acquisitions during the period from December 2013 through February 2016.

Business

As of June 30, 2016, we provided our home and community-based services through 121 locations across 24 states including 6 adult day centers in Illinois.

Our payor clients are principally federal, state and local governmental agencies and, increasingly, managed care organizations. The federal, state and local programs under which the agencies operate are subject to legislative, budgetary and other risks that can influence reimbursement rates. We are experiencing a further transition of business from government payors to managed care organizations with whom we are seeking to grow our business given our emphasis on coordinated care and the prevention of the need for acute care. Managed care organizations are commercial insurance carriers who are under contract with various federal and state governmental agencies to manage a full continuum of care, improve the quality of care and provide a network for the delivery of health benefits and additional services. Their objective is to lower total health care costs by integrating the provision of home and community-based services with those benefit programs responsible for the provision of acute care services to their consumers. We are also seeking to grow our private duty business. Our commercial insurance carrier payor clients are typically for-profit companies and are continuously seeking opportunities to control costs.

For the three and six months ended June 30, 2016 and 2015 our payor revenue mix was:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
State, local and other governmental programs	72.2%	77.7%	72.7%	77.7%
Managed care organizations	24.3	18.1	23.7	18.1
Commercial	1.0	1.0	1.0	1.0
Private duty	2.5	3.2	2.6	3.2

	100.0%	100.0%	100.0%	100.0%

We derive a significant amount of our net service revenues from our operations in Illinois, which represented 53.7% and 58.7% of our total net service revenues for the three months ended June 30, 2016 and 2015, respectively. Net service revenues from our operations in Illinois represented 54.2% and 58.4% of our total net service revenues for the six months ended June 30, 2016 and 2015, respectively.

A significant amount of our net service revenues are derived from one payor client, the Illinois Department on Aging, which accounted for 43.5% and 48.0% of our total net service revenues for the three months ended June 30, 2016 and 2015, respectively. The Illinois Department on Aging accounted for 44.1% and 47.9% of our total net service revenues for the six months ended June 30, 2016 and 2015, respectively.

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

Cost of Service Revenues

We incur direct care wages, payroll taxes and benefit-related costs from continuing operations in connection with providing our services. We also provide workers’ compensation and general liability coverage for our employees.

Employees are also reimbursed for their travel time and related travel costs.

General and Administrative Expenses

Our general and administrative expenses from continuing operations include our costs for operating our network of local agencies and our support center.

        Our agency expenses from continuing operations consist of costs for supervisory personnel, our community care supervisors and office administrative costs. Personnel costs include wages, payroll taxes, and employee benefits. Facility costs including rents, utilities, postage, telephone and office expenses. Our support center includes costs for accounting, information systems including software development, human resources, billing and collections, contracting, marketing, our contact center and executive leadership. These expenses consist of compensation, including stock-based compensation, payroll taxes, employee benefits, legal, accounting and other professional fees, travel, general insurance, rents and related facility costs.

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

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. Our federal statutory rate was 34.9% and 35.0% for the three months ended June 30, 2016 and 2015, respectively, and 34.9% and 35.0% for the six months ended June 30, 2016 and 2015, respectively. The effective income tax rate was 30.3% and 34.0% for the three months ended June 30, 2016 and 2015, respectively and 30.4% and 35.4% for the six months ended June 30, 2016 and 2015, respectively. The difference between federal statutory and effective income tax rates is principally due to the inclusion of state taxes and the use of federal employment tax credits that lower our effective tax rate.

Results of Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

The following table sets forth, for the periods indicated, our unaudited condensed consolidated results of operations.

	For the Three Months Ended June 30,
	2016		2015		Change
	Amount	% Of Net Service Revenues	Amount	% Of Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Net service revenues	$100,927	100.0%	$85,809	100.0%	$15,118	17.6%
Cost of service revenues	75,232	74.5	62,127	72.4	13,105	21.1

Gross profit	25,695	25.5	23,682	27.6	2,013	8.5
General and administrative expenses	19,557	19.4	17,423	20.3	2,134	12.2
Depreciation and amortization	1,744	1.7	1,161	1.4	583	50.2

Total operating expenses	21,301	21.1	18,584	21.7	2,717	14.6

Operating income	4,394	4.4	5,098	5.9	(704)	(13.8)

Interest income	(23)	—	(6)	—	(17)
Interest expense	686	0.7	175	0.2	511

Total interest expense, net	663	0.7	169	0.2	494	292.3

Income before income taxes	3,731	3.7	4,929	5.7	(1,198)	(24.3)
Income tax expense	1,131	1.1	1,676	2.0	(545)	(32.5)

Net income	$2,600	2.6	$3,253	3.8	$(653)	(20.1)

Business Metrics (Actual Numbers, Except Billable Hours in Thousands)
Average billable census	34,166		33,215		951	2.9%
Billable hours	5,829		5,011		818	16.3
Average billable hours per census per month	56.9		50.3		6.6	13.0
Billable hours per business day	89,670		78,302		11,368	14.5
Revenues per billable hour	$17.32		$17.12		$0.20	1.2%

Net service revenues from state, local and other governmental programs accounted for 72.2% and 77.7% of net service revenues for the three months ended June 30, 2016 and 2015, respectively. Managed care organizations accounted for 24.3% and 18.1% of net service revenues for the three months ended June 30, 2016 and 2015, respectively, with private duty and commercial payors accounting for the remainder of net service revenues. A significant amount of our net service revenues for the three months ended June 30, 2016 and 2015 were derived from one payor client, the Illinois Department on Aging, which accounted for 43.5% and 48.0% respectively, of our total net service revenues.

Net service revenues increased $15.1 million, or 17.6%, to $100.9 million for the three months ended June 30, 2016 compared to $85.8 million for the same period in 2015. The increase was primarily due to the South Shore acquisition and a 2.9% increase in average billable census and a 1.2% increase in revenues per billable hour.

Gross profit, expressed as a percentage of net service revenues, decreased to 25.5% for the second quarter of 2016, compared to 27.6% for the same period in 2015. The decrease was primarily due to the South Shore acquisition which is a lower margin business.

General and administrative expenses, expressed as a percentage of net service revenues decreased to 19.4% for the three months ended June 30, 2016, from 20.3% for the three months ended June 30, 2015. General and administrative expenses increased to $19.6 million as compared to $17.4 million for the three months ended June 30, 2016 and 2015, respectively. The increase in general and administrative expenses was primarily due to $0.6 million severance expense for terminated employees with employment and separation agreements and a $0.6 million increase in bad debt expense.

Depreciation and amortization, expressed as a percentage of net service revenues, increased to 1.7% for the second quarter of 2016 as compared to 1.4% for the second quarter of 2015. This increase is primarily a result of amortization of intangibles acquired through acquisitions. Amortization of intangibles, which are principally amortized using accelerated methods, totaled $1.3 million and $0.7 million for the three months ended June 30, 2016 and 2015, respectively.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

The following table sets forth, for the periods indicated, our unaudited condensed consolidated results of operations.

	For the Six Months Ended June 30,
	2016		2015		Change
	Amount	% Of Net Service Revenues	Amount	% Of Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Net service revenues	$193,529	100.0%	$167,724	100.0%	$25,805	15.4%
Cost of service revenues	143,515	74.2	122,116	72.8	21,399	17.5

Gross profit	50,014	25.8	45,608	27.2	4,406	9.7
General and administrative expenses	41,746	21.6	34,576	20.6	7,170	20.7
Depreciation and amortization	3,222	1.7	2,307	1.4	915	39.7

Total operating expenses	44,968	23.2	36,883	22.0	8,085	21.9

Operating income	5,046	2.6	8,725	5.2	(3,679)	(42.2)

Interest income	(30)	—	(10)	—	(20)
Interest expense	1,112	0.6	352	0.2	760

Total interest expense, net	1,082	0.6	342	0.2	740	216.4

Income before income taxes	3,964	2.0	8,383	5.0	(4,419)	(52.7)
Income tax expense	1,207	0.6	2,968	1.8	(1,761)	(59.3)

Net income	$2,757	1.4	$5,415	3.2	$(2,658)	(49.1)

Business Metrics (Actual Numbers, Except Billable Hours in Thousands)
Average billable census	33,693		33,008		685	2.1%
Billable hours	11,182		9,766		1,416	14.5
Average billable hours per census per month	55.3		49.3		6.0	12.2
Billable hours per business day	86,016		76,896		9,120	11.9
Revenues per billable hour	$17.31		$17.17		$0.14	0.8%

Net service revenues from state, local and other governmental programs accounted for 72.7% and 77.7% of net service revenues for the six months ended June 30, 2016 and 2015, respectively. Managed care organizations accounted for 23.7% and 18.1% of net service revenues for the six months ended June 30, 2016 and 2015, respectively, with private duty and commercial payors accounting for the remainder of net service revenues. A significant amount of our net service revenues for the six months ended June 30, 2016 and 2015 are derived from one payor client, the Illinois Department on Aging, which accounted for 44.1% and 47.9% respectively, of our total net service revenues.

Net service revenues increased $25.8 million, or 15.4%, to $193.5 million for the six months ended June 30, 2016 compared to $167.7 million for the same period in 2015. The increase was primarily due to the South Shore acquisition and a 2.1% increase in average billable census and a 0.8% increase in revenues per billable hour.

Gross profit, expressed as a percentage of net service revenues, decreased to 25.8% for the six months ended June 30, 2016, compared to 27.2% for the six months ended June 30, 2015. The decrease was primarily due to the South Shore acquisition which is a lower margin business.

General and administrative expenses, expressed as a percentage of net service revenues increased to 21.6% for the six months ended June 30, 2016, from 20.6% for the six months ended June 30, 2015. General and administrative expenses increased to $41.7 million as compared to $34.6 million for the six months ended June 30, 2016 and 2015, respectively. The increase in general and administrative expenses was primarily due to $2.8 million severance expense for terminated employees with employment and separation agreements, $0.9 million restructuring expenses for the discontinuation of use of certain internally developed software and a $1.2 million increase in bad debt expense and a $0.2 million acquisition costs for the six months ended June 30, 2016 as compared to 2015.

Depreciation and amortization, expressed as a percentage of net service revenues, increased to 1.7% for the six months ended June 30, 2016 as compared to 1.4% for the six months ended June 30, 2015. This increase is primarily a result of amortization of intangibles acquired through acquisitions. Amortization of intangibles, which are principally amortized using accelerated methods, totaled $2.4 million and $1.5 million for the six months ended June 30, 2016 and 2015, respectively.

Interest Income

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. While we may be owed prompt payment interest, the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, “interest income”. We received no prompt payment interest for the three and six months ended June 30, 2016 and 2015.

Interest Expense, Net

Interest expense, net, increased to $0.7 million from $0.2 million for the three months ended June 30, 2016 as compared to the same period in 2015. For the six months ended June 30, 2016 as compared to June 30, 2015, interest expense, net increased to $1.1 million from $0.3 million. The increase is primarily as a result of interest on draws of the senior credit facility of $42.0 million during 2016. See Note 5 to the Notes to Condensed Consolidated Financial Statements (Unaudited) Long-Term Debt for additional information.

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. For the three months ended June 30, 2016 and 2015 our federal statutory rate was 34.9% and 35.0%, respectively. For the six months ended June 30, 2016 and 2015 our federal statutory rate was 34.9% and 35.0%, respectively. The effective income tax rate was 30.3% and 34.0% for the three months ended June 30, 2016 and 2015, respectively, and 30.4% and 35.4% for the six months ended June 30, 2016 and 2015, respectively. The difference between our federal statutory and effective income tax rates are principally due to the inclusion of state taxes and the use of federal employment tax credits that lower our effective tax rate.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash from operations and borrowings under our credit facility. We entered into an amendment to our credit facility on the terms described below on May 24, 2016. At June 30, 2016 and December 31, 2015, we had cash balances of $8.2 million and $4.1 million, respectively.

As of June 30, 2016, we had a total of $41.7 million outstanding on the credit facility. As of December 31, 2015, we had no balances outstanding under the revolving credit portion of our credit facility. After giving effect to the amount drawn on our credit facility, approximately $16.7 million of outstanding letters of credit as of June 30, 2016 and December 31, 2015 and borrowing limits based on an advance multiple of adjusted EBITDA, we had $46.4 million and $58.3 million available for borrowing under the credit facility as of June 30, 2016 and December 31, 2015, respectively.

Cash flows from operating activities represent the inflow of cash from our payor clients and the outflow of cash for payroll and payroll taxes, operating expenses, interest and taxes. Due to its revenue deficiencies and financing issues, from time to time the State of Illinois has reimbursed us on a delayed basis with respect to our various agreements including with our largest payor, the Illinois Department on Aging. The open receivable balance from the State of Illinois increased by $30.8 million from $50.4 million as of December 31, 2015 to $81.2 million as of June 30, 2016.

The State of Illinois’ payments have been sporadic and delayed in the past and continue to be delayed. The State of Illinois did not adopt a comprehensive budget for fiscal year 2016, which ended June 30, 2016, but the State did enact a short-term budget on June 30, 2016 that appropriates funding for six months and includes certain appropriations for costs incurred during fiscal year 2016. The extent to which the short-term budget will enable the State to pay for the non-Medicaid consumers served by the Company, and the extent to which the State will reimburse the Company for non-reimbursed services provided between July 1, 2015 and June 30, 2016, is uncertain. The short-term budget contains an appropriation for the Illinois Department on Aging’s Community Care Program that includes costs for purchased services during the prior year, and in August 2016, we received $16.2 million in reimbursement from the State of Illinois under the short-term budget. Non-Medicaid consumers represent approximately $60.0 million of the Company’s total annual revenue. Should payments continue to be delayed in the future or become further delayed, the delays could adversely impact our liquidity and could result in the need to increase borrowings under our credit facility or we may need to seek other liquidity options.

Credit Facility

On May 24, 2016, we entered into an amendment to our credit facility with certain lenders and Fifth Third Bank, as agent and letters of credit issuer. Our amended credit facility provides a $100.0 million revolving line of credit, a delayed draw term loan facility of up to $25.0 million and an uncommitted incremental term loan facility of up to $50.0 million, expiring November 10, 2020 and includes a $35.0 million sublimit for the issuance of letters of credit. The amended credit facility increased the specified advance multiple from 3.25 to 3.75 to 1.00 and the maximum permitted senior leverage ratio from 3.50 to 4.00 to 1.00. Except as modified by the May 24, 2015, amendment, the amended credit facility contains the same material terms as the previous agreement dated November 10, 2015. Substantially all of the subsidiaries of Holdings are co-borrowers, and Holdings has guaranteed the borrowers’ obligations under the credit facility. The credit facility is secured by a first priority security interest in all of Holdings’ and the borrowers’ current and future tangible and intangible assets, including the shares of stock of the borrowers.

        The availability of funds under the revolving credit portion of our credit facility is based on the lesser of (i) the product of adjusted EBITDA, as defined in the credit agreement, for the most recent 12-month period for which financial statements have been delivered under the credit agreement multiplied by the specified advance multiple, up to 3.75, less the outstanding senior indebtedness and letters of credit, and (ii) $75.0 million less the outstanding revolving loans and letters of credit. Interest on the revolving credit portion of our credit facility may be payable at (x) the sum of (i) an applicable margin ranging from 2.00% to 2.50% based on the applicable leverage ratio plus (ii) a base rate equal to the greatest of (a) the rate of interest last quoted by The Wall Street Journal as the “prime rate,” (b) the sum of the federal funds rate plus a margin of 0.50% and (c) the sum of the adjusted LIBOR that would be applicable to a loan with an interest period of one month advanced on the applicable day plus a margin of 3.00% or (y) the sum of (i) an applicable margin ranging from 3.00% to 3.50% based on the applicable leverage ratio plus (ii) the adjusted LIBOR that would be applicable to a loan with an interest period of one, two or three months advanced on the applicable day or (z) the sum of (i) an applicable margin ranging from 3.00% to 3.50% based on the applicable leverage ratio plus (ii) the daily floating LIBOR that would be applicable to a loan with an interest period of one month advanced on the applicable day. We pay a fee ranging from 0.25% to 0.50% per annum based on the applicable leverage ratio times the unused portion of the revolving portion of the credit facility. Issued stand-by letters of credit are charged at a rate equal to the applicable margin for LIBOR loans payable quarterly. On January 12, 2016 and May 5, 2016, we drew $10.0 million and $10.0 million, respectively, of our revolving credit line to fund on-going operations. On February 5, 2016, we drew $22.0 million on our delayed draw term loan to fund the acquisition of South Shore. As a result of a provision in our amended credit facility, we were able to transfer $3.0 million of our revolving credit line debt to our term loan debt on May 24, 2016. As of June 30, 2016, we had $41.7 million outstanding on the credit facility and the total availability under the revolving credit loan facility was $46.4 million. We did not have any amounts outstanding on the credit facility as of December 31, 2015 and the total availability under the revolving credit loan facility was $58.3 million.

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

Cash Flows

The following table summarizes changes in our cash flows for the six months ended June 30, 2016 and 2015:

	For the Six Months Ended June 30, (Amounts in Thousands)
	2016	2015
Net cash (used in) provided by operating activities	$(18,265)	$35,044
Net cash used in investing activities	(21,160)	(5,157)
Net cash provided by (used in) financing activities	43,561	(1,226)

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Net cash used in operating activities was $18.3 million for the six months ended June 30, 2016, compared to cash provided by operations of $35.0 million for the same period in 2015. This increase in cash used in operations was primarily due to an increase in accounts receivable during this period resulting from the delay in payments from the State of Illinois.

Net cash used in investing activities was $21.2 million for the three months ended June 30, 2016 compared to cash used in investing activities of $5.2 million for the six months ended June 30, 2015. Our investing activities for the six months ended June 30, 2016 were $20.4 million for the acquisition of South Shore as previously described in Note 2 to the Condensed Consolidated Financial Statements (Unaudited) and $0.7 million in purchases of property and equipment related to new office space, investments in our technology infrastructure and vehicles for adult day centers. Our investing activities for the six months ended June 30, 2015 were $4.3 million for the acquisition of PHHC as previously described in Note 2 to the Condensed Consolidated Financial Statements (Unaudited) and $0.8 million in purchases of property and equipment to invest in our technology infrastructure and $0.1 million for the acquisition of a customer list.

Net cash provided by financing activities was $43.6 million for the six months ended June 30, 2016 as compared to net cash used in financing activities of $1.2 million for the six months ended June 30, 2015. Our financing activities for the six months ended June 30, 2016 were a $42.0 million draw on our credit facility to fund on-going operations and the acquisition of South Shore, $3.0 million of cash received for the exercise of employee stock options, a $0.1 million payment for the contingent earn-out obligation related to our December 1, 2013 acquisition of Coordinated Home Health Care, LLC, $0.9 million of payments on long-term debt and $0.5 million payment for debt issuance costs. Our financing activities for the six months ended June 30, 2015 were a $1.0 million payment for the contingent earn-out obligation related to our December 1, 2013 acquisition of Coordinated Home Health Care, LLC, $0.5 million of payments on capital lease obligations and $0.3 million of cash received for the exercise of employee stock options.

Outstanding Accounts Receivable

Gross accounts receivable as of June 30, 2016 and December 31, 2015 were approximately $127.3 million and $89.8 million, respectively. Outstanding accounts receivable, net of the allowance for doubtful accounts, increased by $36.2 million as of June 30, 2016 as compared to December 31, 2015. The increase in accounts receivable is primarily attributable to delay in non-Medicaid payment from the State of Illinois during 2016, accounts receivable acquired as part of our acquisitions and the general increase in our overall business.

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

The following tables detail our accounts receivable before reserves by payor category, showing Illinois governmental payors separately, and the related allowance amount at June 30, 2016 and December 31, 2015:

	June 30, 2016
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(Amounts in Thousands, Except Percentages)
Illinois governmental based programs	$29,660	17,059	33,033	1,439	$81,191
Other state, local and other governmental programs	14,838	1,403	2,347	2,394	20,982
Managed care organizations	13,572	3,114	3,547	2,054	22,287
Private duty and commercial	2,087	404	270	50	2,811

Total	60,157	21,980	39,197	5,937	127,271

Aging % of total	47.2%	17.3%	30.8%	4.7%
Allowance for doubtful accounts					$6,147
Reserve as % of gross accounts receivable					4.8%

	December 31, 2015
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(Amounts In Thousands, Except Percentages)
Illinois governmental based programs	$31,755	16,315	1,066	1,276	$50,412
Other state, local and other governmental programs	13,218	4,473	3,507	1,308	22,506
Managed care organizations	8,867	1,711	1,969	598	13,145
Private duty and commercial	3,118	454	225	(51)	3,746
Total	56,958	22,953	6,767	3,131	89,809

Aging % of total	63.4%	25.6%	7.5%	3.5%

Allowance for doubtful accounts					$4,850
Reserve as % of gross accounts receivable					5.4%

We calculate our days sales outstanding (“DSO”) by taking the accounts receivable outstanding net of the allowance for doubtful accounts divided by the total net service revenues for the last quarter, multiplied by the number of days in that quarter. Our DSOs were 109 days and 92 days at June 30, 2016 and December 31, 2015, respectively. The DSOs for our largest payor, the Illinois Department on Aging, at June 30, 2016 and December 31, 2015 were 158 days and 101 days, respectively. We may not receive payments on a consistent basis in the near term and our DSOs and the DSO for the Illinois Department on Aging may increase despite Illinois’s enactment of a short-term budget on June 30, 2016. The change in the reserve as a percentage of gross accounts receivable to 4.8% as of June 30, 2016 from 5.4% as of December 31, 2015 is attributable to improved DSOs and cash collection for payors other than the State of Illinois.

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

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

Revenue Recognition

The majority of our revenues for the three and six months ended June 30, 2016 and 2015 are derived from Medicaid and Medicaid waiver programs under agreements with various state and local authorities. These agreements provide for a service term from one year to an indefinite term. Services are provided based on authorized hours, determined by the relevant state or local agency, at an hourly rate specified in the agreement or fixed by legislation. Services to other payors, such as private or commercial clients, are provided at negotiated hourly rates and recognized in net service revenues as services are provided. We provide for appropriate allowances for uncollectible amounts at the time the services are rendered.

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

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, interest income. We did not receive any prompt payment interest for the three and six months ended June 30, 2016 or 2015.

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

Goodwill

Our carrying value of goodwill is the residual of the purchase price over the fair value of the net assets acquired from various acquisitions including the acquisition of Addus HealthCare, Inc. (“Addus HealthCare”). In accordance with ASC Topic 350, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are not amortized. We test goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. We may use a qualitative test, known as “Step 0,” or a two-step quantitative method to determine whether impairment has occurred. We can elect to perform Step 0, an optional qualitative analysis, and based on the results skip the remaining two steps. In 2015, we elected to implement Step 0. The results of our Step 0 assessment indicated that it was more likely than not that the fair value of our reporting unit exceeded its carrying value and therefore we concluded that there were no impairments for the year ended December 31, 2015. No impairment charges were recorded for the three and six months ended June 30, 2016 or 2015.

Long-Lived Assets

We review our long-lived assets and finite lived intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine if impairment exists, we compare the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset, generally determined by discounting the estimated future cash flows. No impairment charge was recorded for the year ended December 31, 2015 or the three and six months ended June 30, 2016 or 2015.

Indefinite-lived Assets

We also have indefinite-lived assets that are not subject to amortization expense such as licenses and in certain states certificates of need to conduct specific operations within geographic markets. Our management has concluded that these assets have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and we intend to renew the licenses indefinitely. The licenses and certificates of need are tested annually for impairment. No impairment was recorded for the year ended December 31, 2015 or the three and six months ended June 30, 2016 or 2015.

Workers’ Compensation Program

Our workers’ compensation insurance program has a $0.4 million deductible component. We recognize our obligations associated with this program in the period the claim is incurred. The cost of both the claims reported and claims incurred but not reported, up to the deductible, have been accrued based on historical claims experience, industry statistics and an actuarial analysis performed by an independent third party. We monitor our claims quarterly and adjust our reserves accordingly. These costs are recorded primarily in the cost of services caption in the condensed consolidated statement of income. Under the agreement pursuant to which we acquired Addus HealthCare, claims under our workers’ compensation insurance program that related to December 31, 2005 or earlier were the responsibility of the selling shareholders in the acquisition, subject to certain limitations. The responsibility of the selling shareholders for these claims was terminated on December 29, 2014. In August 2010, the FASB issued Accounting Standards Update No 2010-24, Health Care Entities (Topic 954), “Presentation of Insurance Claims and Related Insurance Recoveries” (“ASU 2010-24”), which clarifies that companies should not net insurance recoveries against a related claim liability. Additionally, the amount of the claim liability should be determined without consideration of insurance recoveries. As of June 30, 2016 and December 31, 2015, we recorded $1.0 million and $1.3 million in workers’ compensation insurance recovery receivables and a corresponding increase in its workers’ compensation liability. The workers’ compensation insurance recovery receivable is included in our prepaid expenses and other current assets on the balance sheet.

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

Historically, we have been exposed to market risk due to fluctuations in interest rates. As of June 30, 2016, we had no outstanding indebtedness with variable interest rates and therefore no current exposure.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the material weakness (as defined in SEC Rule 12b-2) in our internal control over financial reporting identified in Management’s Annual Report. Controls regarding segregation of duties, user access, and monitoring and review controls related to billable and non-billable transactions were ineffective. Also, there were insufficient controls over validating the completeness and accuracy of underlying data used in the operation of monitoring controls as well as ineffective controls related to review of new hires, terminations and payroll changes. Because the Company’s revenue and payroll are dependent on the effectiveness of these controls, these deficiencies, in the aggregate, result in a reasonable possibility that a material misstatement of the Company’s revenue or payroll expense may not be prevented or detected on a timely basis.

With the oversight of senior management and our audit committee, we continue to take steps and plan to take additional measures to remediate the underlying causes of the material weakness, primarily through the development and implementation of improved processes and documented procedures, as well as the implementation of information technology controls to assist in improving the design and effectiveness of the payroll and billing controls.

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Legal Proceedings

The Company is a party to legal and/or administrative proceedings arising in the ordinary course of its business. It is the opinion of management that the outcome of such proceedings will not have a material effect on the Company’s financial position and results of operations.

On January 20, 2016, we were served with a lawsuit that was filed in the United States District Court for the Northern District of Illinois against the Company and Cigna Corporation by Stop Illinois Marketing Fraud, LLC, a qui tam relator formed for the purpose of bringing this action. In the action, the plaintiff alleges, inter alia, violations of the Federal False Claims Act relating primarily to allegations of violations of the federal anti-kickback statute and allegedly improper referrals of patients from our home care division to our Home Health Business which was sold in 2013. The plaintiff seeks to recover damages, fees and costs under the Federal False Claims Act including treble damages, civil penalties and its attorneys’ fees. The U.S. government has declined to intervene at this time. Plaintiff amended its complaint on April 4, 2016 to include additional allegations in support of its False Claims Act claims, including alleged violations of the Federal Anti-Kickback statute. We intend to defend the litigation vigorously. We filed a motion to dismiss the amended complaint on June 6, 2016. Plaintiff filed its opposition to our motion on July 22, 2016. Our reply in further support of the motion to dismiss is due by August 23, 2016. The Court has stayed discovery in the action pending resolution of defendants’ motion to dismiss. Under the current schedule, hearing on the plaintiffs’ motion for a permanent injunction is set for August 31, 2016. We believe the case will not have a material adverse effect on our business, financial condition or results of operations.

On May 4, 2016, Addus HealthCare, together with 59 other social service and healthcare providers in the State of Illinois, filed an action in the Circuit Court of Cook County, Illinois against certain individuals in their official capacities as agents of the Illinois Department of Human Services, the Illinois Department on Aging, the Illinois Department of Public Health, the Illinois Department of HealthCare and Family Services, the Illinois Criminal Justice Information Authority, the Illinois Department of Corrections and the Illinois Department of Central Management Services, including the Governor of Illinois. On July 20, 2016, a third amended complaint was filed by the plaintiffs, who now comprise 97 similarly situated providers and provider organizations. In the action, the plaintiffs, including Addus HealthCare, allege that they entered into contracts with the various defendants based in part on the Governor’s proposed budget, which provided for funding for the services to be provided by plaintiffs thereunder. The Governor subsequently vetoed all of the relevant appropriations bills on June 25,2015, and again vetoed an appropriations bill that included funding for the contracts on June 10, 2016. While the defendant officer and agency heads have continued to enforce such contracts, we received $16.2 million in payments from the State of Illinois in August 2016 from the short-term budget enacted on June 30, 2016. The plaintiffs are seeking declaratory and injunctive relief against the defendant officers and agency heads for acting beyond the scope of their legal authority in entering into and enforcing contracts with no intent to perform under such contracts by failing to pay amounts due there under when due. The action also alleges that the Governor of Illinois’ veto of appropriations for such contracts violates the Illinois Constitution. Plaintiffs seek injunctive relief to require payment of overdue bills to prevent irreparable harm, including imperiling the State’s infrastructure for delivery of human services.

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

Efforts to reduce the costs of the Illinois Department on Aging program could adversely affect our net service revenues and profitability.

        In 2015, we derived approximately 48.8% of our revenue from continuing operations from the Illinois Department on Aging program. Since 2011, the State of Illinois has undertaken a number of initiatives to reduce the costs of the Illinois Department on Aging program, such as the mandated utilization of an electronic visit verification (EVV) system by all providers. In his fiscal year 2016 budget proposal, the Governor of Illinois proposed changes aimed at reducing expenditures by the Illinois Department on Aging, such as an income cap and higher threshold of need for eligibility in the Community Care Program, as well as elimination of the add-on rate the Illinois Department on Aging had been paying Community Care Program service providers to help those providers pay for employee healthcare. Illinois did not enact a comprehensive budget for fiscal year 2016, which ran from July 1, 2015, until June 30, 2016. On June 30, 2016, the State of Illinois enacted Public Act 099-0524. This legislation appropriates funding for the State’s budgetary operations for a period of six months. This legislation contains an appropriation of funding for the Illinois Department on Aging’s Community Care Program that includes costs for purchased services during the prior year. It is uncertain whether this legislation will enable us to receive full reimbursement for currently un-reimbursed services provided between July 1, 2015 and June 30, 2016, or whether this legislation will enable us to receive full reimbursement for services provided on and after July 1, 2016.

Delays in reimbursement due to state budget deficits may increase in the future, adversely affecting our liquidity.

There is generally a delay between the time that we provide services and the time that we receive reimbursement or payment for these services. Many of the states in which we operate are operating with budget deficits for their current fiscal year. These and other states may in the future delay reimbursement, which would adversely affect our liquidity. Specifically, the State of Illinois is currently reimbursing us on a delayed basis. This includes our agreements with the Illinois Department on Aging, our largest payor. Our accounts receivable, net of allowance for doubtful accounts at June 30, 2016 increased 42.6% compared to 2015, due in part to reimbursement delays from the State of Illinois during its 2016 fiscal year. Accounts receivable attributable to delayed payments from the State of Illinois totaled $70.6 million as of June 30, 2016. Our reimbursements from the State of Illinois could be further delayed because current forecasts indicate higher state deficits in the near future, even though the State of Illinois did enact short-term budgetary funding on June 30, 2016. We received $16.2 million in reimbursement from the Illinois Department on Aging under the short-term budget in August 2016. In addition, from time to time, procedural issues require us to resubmit claims before payment is remitted, which contributes to our aged receivables. Additionally, unanticipated delays in receiving reimbursement from state programs due to changes in their policies or billing or audit procedures may adversely impact our liquidity and working capital. We fund operations primarily through the collection of accounts receivable. As a result of the significant delay in payments under our contracts with the Illinois Department on Aging, we could be required to increase borrowings under our credit facility.

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

In addition, certain individuals and entities, known as excluded persons, are prohibited from receiving payment for their services rendered to Medicaid, Medicare and other federal and state healthcare program beneficiaries. If we inadvertently hire or contract with an excluded person, or if any of our current employees or contractors becomes an excluded person in the future without our knowledge, we may be subject to substantial civil penalties for each item or service furnished by the excluded individual to a federal or state healthcare program beneficiary, an assessment of up to three times the amount claimed and exclusion from the program.

Under the Health Reform Act, we are required to provide a minimum level of coverage for 70.0% percent of our full-time employees in 2015 or be subject to an annual penalty. For 2016, coverage must extend to 95.0% of our full-time employees. Approximately 99.8% of our employees were offered medical coverage in 2016. We are evaluating our options to minimize our exposure as a result of this requirement. If we determine that we will provide medical coverage for these employees, the costs could be material and have a significant effect on our profitability. If we determine not to offer medical coverage, we could be assessed fines or penalties for individuals who seek medical coverage through federal and state health exchanges. Depending on the number of employees who seek coverage in this manner, the penalties could be material and have a significant effect on our profitability.

In September 2013, the United States Department of Labor (the “Department of Labor”) announced the adoption of a rule that extended the minimum wage and overtime pay requirements of federal law to most direct care workers, such as home health aides, personal care aides and certified nursing assistants. These employees had been exempt from federal wage laws since 1974. The new rule was slated to take effect on January 1, 2015, (though the Department of Labor announced on October 7, 2014 that it would delay enforcement of the rule until June 30, 2015). Two decisions from the United States Court for the District of Columbia, handed down on December 22, 2014 and January 14, 2015, invalidated key provisions in the rule, effectively restoring the status quo in which home care agencies and other third party employers were able to utilize the “companionship services” exemption to the minimum wage and overtime requirements of the Fair Labor Standards Act. However, on August 21, 2015, the United States Court of Appeals for the District of Columbia reversed the lower court and reinstated the Department of Labor’s rule to extend federal minimum wage and overtime pay protections to most direct care workers. The rule became effective on October 13, 2015, and the Department of Labor began enforcement of the rule in November 2015. The Home Care Association of America, et al. subsequently filed a petition for review of the D.C. Circuit decision to the Supreme Court of the United States. However, on June 27, 2016, the United States Supreme Court denied the request to review the D.C. Circuit’s 2015 decision, and therefore the rule will continue in effect. As a result of the Department of Labor’s rule, the costs of providing home care may increase and the demand for our services may decrease due to these increased costs. We may also face increased turnover of our home care workers and associated costs.

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

On May 18, 2016, the Department of Labor issued a final rule that in pertinent part increased the salary threshold for determining whether an executive, administrative or professional employee is exempt from receiving mandatory overtime pay under the Fair Labor Standards Act. The final rule increases the annual salary an employee must receive in order to be exempt from the overtime requirement to $47,476 from $23,660. The final rule also establishes a process by which the salary threshold will automatically update every three years, starting in 2020. The final rule takes effect on December 1, 2016, and could increase our costs thereafter by requiring us to pay overtime to additional employees.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company dated as of November 2, 2009 (filed on November 20, 2009 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

3.2	Amended and Restated Bylaws of the Company, as amended by the First Amendment to the Amended and Restated Bylaws (filed on May 9, 2013 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

4.1	Form of Common Stock Certificate (filed on October 2, 2009 as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

4.2	Registration Rights Agreement, dated September 19, 2006, by and among Addus HomeCare Corporation, Eos Capital Partners III, L.P., Eos Partners SBIC III, L.P., Freeport Loan Fund LLC, W. Andrew Wright, III, Addus Term Trust, W. Andrew Wright Grantor Retained Annuity Trust, Mark S. Heaney, James A. Wright and Courtney E. Panzer (filed on July 17, 2009 as Exhibit 4.2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.1	Employment and Non-Competition Agreement, effective May 10, 2016, by and between Addus HealthCare, Inc. and Brian Poff (filed on May 12, 2016 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.2	Consent and Amendment No. 2 to Second Amended and Restated Credit and Guaranty Agreement, effective May 24, 2016, among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., PHC Acquisition Corporation, Professional Reliable Nursing Service, Inc., Addus HealthCare (South Carolina), Inc., Addus HealthCare (Delaware), Inc., Cura Partners, LLC, Priority Home Health Care, Inc. and South Shore Home Health Service Inc., as borrowers, Addus HomeCare Corporation, as guarantor, the other credit parties from time to time party thereto, the various institutions from time to time party thereto, as lenders, and Fifth Third Bank, as agent and L/C issuer (filed on May 24, 2016 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.3	Separation Agreement and General Release, effective May 25, 2016, by and between Addus HealthCare, Inc. and Donald Klink (filed on May 27, 2016 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.4	Employment and Non-Competition Agreement, effective June 1, 2016, by and between Addus HealthCare, Inc. and Brenda Belger (filed on June 1, 2016 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	Financial statements from the quarterly report on Form 10-Q of Addus HomeCare Corporation for the quarter ended June 30, 2016, filed on August 8, 2016 formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.*

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADDUS HOMECARE CORPORATION

Date: August 8, 2016	By:	/S/ R. DIRK ALLISON

R. Dirk Allison President and Chief Executive Officer (As Principal Executive Officer)

Date: August 8, 2016	By:	/S/ BRIAN POFF

Brian Poff Chief Financial Officer (As Principal Financial Officer)

Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company dated as of November 2, 2009 (filed on November 20, 2009 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

3.2	Amended and Restated Bylaws of the Company, as amended by the First Amendment to the Amended and Restated Bylaws (filed on May 9, 2013 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

4.1	Form of Common Stock Certificate (filed on October 2, 2009 as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

4.2	Registration Rights Agreement, dated September 19, 2006, by and among Addus HomeCare Corporation, Eos Capital Partners III, L.P., Eos Partners SBIC III, L.P., Freeport Loan Fund LLC, W. Andrew Wright, III, Addus Term Trust, W. Andrew Wright Grantor Retained Annuity Trust, Mark S. Heaney, James A. Wright and Courtney E. Panzer (filed on July 17, 2009 as Exhibit 4.2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

10.1	Employment and Non-Competition Agreement, effective May 10, 2016, by and between Addus HealthCare, Inc. and Brian Poff (filed on May 12, 2016 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.2	Consent and Amendment No. 2 to Second Amended and Restated Credit and Guaranty Agreement, effective May 24, 2016, among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., PHC Acquisition Corporation, Professional Reliable Nursing Service, Inc., Addus HealthCare (South Carolina), Inc., Addus HealthCare (Delaware), Inc., Cura Partners, LLC, Priority Home Health Care, Inc. and South Shore Home Health Service Inc., as borrowers, Addus HomeCare Corporation, as guarantor, the other credit parties from time to time party thereto, the various institutions from time to time party thereto, as lenders, and Fifth Third Bank, as agent and L/C issuer (filed on May 24, 2016 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.3	Separation Agreement and General Release, effective May 25, 2016, by and between Addus HealthCare, Inc. and Donald Klink (filed on May 27, 2016 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

10.4	Employment and Non-Competition Agreement, effective June 1, 2016, by and between Addus HealthCare, Inc. and Brenda Belger (filed on June 1, 2016 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K and incorporated by reference herein)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	Financial statements from the quarterly report on Form 10-Q of Addus HomeCare Corporation for the quarter ended June 30, 2016, filed on August 8, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.*

*	Filed herewith
**	Furnished herewith