Form 10-Q
period 2016-09-30
Addus HomeCare Corp
filed 2016-11-09
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

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

Common Stock $0.001 par value

Shares outstanding at October 31, 2016: 11,463,501

ADDUS HOMECARE CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2016 and December 31, 2015

(Amounts and Shares in Thousands, Except Per Share Data)

	(Unaudited)	(Audited)
	September 30, 2016	December 31, 2015
Assets

Current assets
Cash	$39,446	$4,104
Accounts receivable, net of allowances of $7,208 and $4,850 at September 30, 2016 and December 31, 2015, respectively	80,454	84,959
Prepaid expenses and other current assets	4,485	4,858
Deferred tax assets	8,640	8,640

Total current assets	133,025	102,561

Property and equipment, net of accumulated depreciation and amortization	5,993	8,619

Other assets
Goodwill	73,851	68,844
Intangibles, net of accumulated amortization	16,671	10,351
Investment in joint venture	900	900
Other assets	—	1,337

Total other assets	91,422	81,432

Total assets	$230,440	$192,612

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,268	$4,748
Current portion of long-term debt, net of debt issuance costs	2,244	1,109
Current portion of contingent earn-out obligation	—	1,250
Accrued expenses	43,929	35,082

Total current liabilities	50,441	42,189

Long-term liabilities
Deferred tax liabilities	6,815	6,815
Long-term debt, less current portion, net of debt issuance costs	22,723	1,882

Total long-term liabilities	29,538	8,697

Total liabilities	79,979	50,886

Stockholders’ equity
Common stock—$.001 par value; 40,000 authorized and 11,464 and 11,108 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	12	11
Additional paid-in capital	91,354	87,076
Retained earnings	59,095	54,639

Total stockholders’ equity	150,461	141,726

Total liabilities and stockholders’ equity	$230,440	$192,612

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months Ended September 30, 2016 and 2015

(Amounts and Shares in Thousands, Except Per Share Data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net service revenues	$103,502	$84,331	$297,032	$252,055
Cost of service revenues	76,079	60,809	219,594	182,925

Gross profit	27,423	23,522	77,438	69,130

General and administrative expenses	23,207	18,041	64,953	52,617
Depreciation and amortization	1,721	1,197	4,943	3,504

Total operating expenses	24,928	19,238	69,896	56,121

Operating income	2,495	4,284	7,542	13,009

Interest income	(16)	(12)	(46)	(22)
Interest expense	648	175	1,760	527

Total interest expense, net	632	163	1,714	505
Other income	126	—	126	—

Income before income taxes	1,989	4,121	5,954	12,504
Income tax expense	290	1,234	1,498	4,202

Net income	$1,699	$2,887	$4,456	$8,302

Net income per common share
Basic income per share	$0.15	$0.26	$0.40	$0.76
Diluted income per share	$0.15	$0.26	$0.40	$0.74
Weighted average number of common shares and potential common shares outstanding:
Basic	11,367	11,007	11,190	10,978
Diluted	11,417	11,247	11,227	11,183

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2016

(Amounts and Shares in Thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2015	11,108	$11	$87,076	$54,639	$141,726

Issuance of shares of common stock under restricted stock award agreements	88	—	—	—	—
Forfeiture of shares of common stock under restricted stock award agreements	(79)	—	—	—	—
Stock-based compensation	—	—	1,263	—	1,263
Exercise of stock options	347	1	3,015	—	3,016
Net income	—	—	—	4,456	4,456

Balance at September 30, 2016	11,464	$12	$91,354	$59,095	$150,461

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2016 and 2015

(Amounts and Shares in Thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$4,456	$8,302
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,943	3,504
Non-cash restructuring	2,554	—
Deferred income taxes	—	(13)
Stock-based compensation	1,263	1,162
Amortization of debt issuance costs	261	46
Provision for doubtful accounts	5,089	2,974
Revaluation of contingent consideration	—	130
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	5,540	(12,085)
Prepaid expenses and other current assets	1,136	(468)
Accounts payable	(577)	698
Accrued expenses	6,326	4,536

Net cash provided by operating activities	30,991	8,786

Cash flows from investing activities:
Acquisitions of businesses	(20,449)	(4,250)
Acquisition of customer list	—	(146)
Purchases of property and equipment	(1,168)	(1,316)

Net cash (used in) investing activities	(21,617)	(5,712)

Cash flows from financing activities:
Cash received from exercise of stock options	3,016	305
Borrowings on revolver	27,000	—
Borrowings on term loan	25,000	—
Payments for debt issuance costs	(495)	(86)
Payments on capital leases	(828)	(779)
Payments on term loan	(625)	—
Payments on revolver	(27,000)	—
Payment on contingent earn-out obligation	(100)	(1,000)

Net cash provided by (used in) financing activities	25,968	(1,560)

Net change in cash	35,342	1,514
Cash, at beginning of period	4,104	13,363

Cash, at end of period	$39,446	$14,877

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,748	$528
Cash paid for income taxes	3,236	575
Supplemental disclosures of non-cash investing and financing activities
Tax benefit related to the amortization of tax goodwill in excess of book basis	120	120
Property and equipment acquired through capital lease obligations	—	378

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation and Description of Business

The condensed consolidated financial statements include the accounts of Addus HomeCare Corporation (“Holdings”) and its subsidiaries (together with Holdings, the “Company” or “we”). The Company operates as one reportable business segment and is a provider of comprehensive personal care services, which are provided primarily in the home. The Company’s personal care services provide assistance with activities of daily living and adult day services. The Company’s consumers are primarily persons who are at risk of hospitalization or institutionalization, such as the elderly, chronically ill and disabled. The Company’s payor clients include federal, state and local governmental agencies, managed care organizations, commercial insurers and private individuals. As of September 30, 2016, the Company provided personal care services to over 34,000 consumers through 118 locations across 24 states, including three adult day services centers in Illinois.

Principles of Consolidation

All intercompany balances and transactions have been eliminated in consolidation. The Company’s investment in entities with less than 20% ownership or in which the Company does not have the ability to influence the operations of the investee are accounted for using the cost method and are included in investments in joint ventures.

Revenue Recognition

The Company generates net service revenues by providing services directly to consumers. The Company receives payments for providing services from federal, state and local governmental agencies, managed care organizations, commercial insurers and private consumers. The Company’s operations are principally provided based on authorized hours, determined by the relevant agency, at an hourly rate specified in agreements or fixed by legislation and recognized as revenues at the time services are rendered. Net service revenues are reimbursed by state, local and other governmental programs which are partially funded by Medicaid or Medicaid waiver programs, with the remainder reimbursed through private individuals and various insurance programs.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the related assets by use of the straight-line method. Maintenance and repairs are charged to expense as incurred. The estimated useful lives of the property and equipment are as follows:

Computer equipment	3 – 5 years
Furniture and equipment	5 – 7 years
Transportation equipment	5 years
Computer software	5 – 10 years
Leasehold improvements	Lesser of useful life or lease term, unless probability of lease renewal is likely

Goodwill

The Company’s carrying value of goodwill is the residual of the purchase price over the fair value of the net assets acquired from various acquisitions including the acquisition of Addus HealthCare, Inc. (“Addus HealthCare”). In accordance with Accounting Standards Codification (“ASC”) Topic 350, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are not amortized. The Company tests goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. The Company may use a qualitative test, known as “Step 0,” or a two-step quantitative method to determine whether impairment has occurred. In Step 0, the Company can elect to perform Step 0, an optional qualitative analysis, and based on the results, skip the remaining two steps. In 2015, the Company elected to implement Step 0 and was not required to conduct the remaining two step analysis. The results of the Company’s Step 0 assessment indicated that it was more likely than not that the fair value of its reporting unit exceeded its carrying value and therefore the Company concluded that there were no impairments for the year ended December 31, 2015. No impairment charges were recorded for the three and nine months ended September 30, 2016 or 2015.

Intangible Assets

The Company’s identifiable intangible assets consist of customer and referral relationships, trade names, trademarks, state licenses and non-compete agreements. Amortization is computed using straight-line and accelerated methods based upon the estimated useful lives of the respective assets, which range from two to twenty-five years.

Intangible assets with finite lives are amortized using the estimated economic benefit method over the useful life and assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company would recognize an impairment loss when the estimated future non-discounted cash flows associated with the intangible asset is less than the carrying value. An impairment change would then be recorded for the excess of the carrying value over the fair value. The Company estimates the fair value of these intangible assets using the income approach. No impairment charge was recorded for the three and nine months ended September 30, 2016 or 2015.

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

The Company also has indefinite-lived intangible assets that are not subject to amortization expense such as certificates of need and licenses to conduct specific operations within geographic markets. The Company’s management has concluded that certificates of need and licenses have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets, and the Company intends to renew and operate the certificates of need and licenses indefinitely. The certificates of need and licenses are tested annually for impairment. No impairment was recorded for the three and nine months ended September 30, 2016 or 2015.

Debt Issuance Costs

The Company amortizes debt issuance costs on a straight-line method over the term of the related debt. This method approximates the effective interest method. The Company has classified the debt issuance costs as current portion of long-term debt or long term debt, less current portion as of September 30, 2016. For the year ended December 31, 2015, debt issuance costs are included in other assets on the Condensed Consolidated Balance Sheets as the Company had no long-term debt outstanding during the year to offset the debt issuance costs.

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

Interest Income

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the statement of income as interest income. For the three and nine months ended September 30, 2016 and 2015, the Company did not receive any prompt payment interest. While the Company may be owed additional prompt payment interest, the amount and timing of receipt of such payments remains uncertain, and the Company has determined that it will continue to recognize prompt payment interest income when received.

Interest Expense

The Company’s interest expense consists of interest costs on its credit facility, capital lease obligations and amortization of debt issuance costs and is reported in the statement of income when incurred.

Other Income

Other income consists of income distributions received from the investment in joint venture. The Company accounts for this income in accordance with ASC Topic 325, “Investments—Other.” The Company recognizes the net accumulated earnings only to the extent distributed by the joint venture on the date received.

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

Stock-based Compensation

        The Company has two stock incentive plans that provide for stock-based employee compensation, the 2006 Stock Incentive Plan (the “2006 Plan”) and the 2009 Stock Incentive Plan, as amended and restated (the “2009 Plan”). The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Stock Compensation.” Compensation expense is recognized on a graded method under the 2006 Plan and on a straight-line basis under the 2009 Plan over the vesting period of the awards based on the fair value of the options and restricted stock awards. Under the 2006 Plan, the Company historically used the Black-Scholes option pricing model to estimate the fair value of its stock based payment awards, but beginning October 28, 2009 under its 2009 Plan the Company began using an enhanced Hull-White Trinomial model. The determination of the fair value of stock-based payments utilizing the Black-Scholes model and the enhanced Hull-White Trinomial model is affected by Holdings’ stock price and a number of assumptions, including expected volatility, risk-free interest rate, expected term, expected dividends yield, expected forfeiture rate, expected turn-over rate and the expected exercise multiple.

Diluted Net Income Per Common Share

Diluted net income per common share, calculated on the treasury stock method, is based on the weighted average number of shares outstanding during the period. The Company’s outstanding securities that may potentially dilute the common stock are stock options and restricted stock awards.

Included in the Company’s calculation of diluted earnings per share for the three and nine months ended September 30, 2016 were approximately 469,000 stock options outstanding, of which approximately 39,000 and 29,000, respectively, were dilutive. In addition, there were approximately 97,000 restricted stock awards outstanding, of which approximately 11,000 and 7,000 were dilutive for the three and nine months ended September 30, 2016, respectively.

Included in the Company’s calculation of diluted earnings per share for the three and nine months ended September 30, 2015 were approximately 650,000 stock options outstanding, of which approximately 217,000 and 199,000, respectively, were dilutive. In addition, there were approximately 89,000 restricted stock awards outstanding, approximately 23,000 and 5,000 of which were dilutive for the three and nine months ended September 30, 2015, respectively.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which requires an entity to recognize the amount of revenue for which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP. In July 2015, the FASB agreed to defer the effective date of the standard from January 1, 2017, to January 1, 2018, with an option that permits companies to adopt the standard as early as the original effective date. Early application prior to the original effective date is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its condensed consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which will explicitly require management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Currently, there is no guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this update provide that guidance. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term “substantial doubt”, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for the first annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the impact of adopting this update on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which simplifies the presentation of deferred income taxes by eliminating the need for entities to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. This amendment is effective for annual periods beginning after December 15, 2016. The Company is currently evaluating the potential impact that ASU 2015-17 may have on its financial position and results of operations. The adoption of this standard is not expected to have an impact on the Company’s financial position, results of operations or financial statement disclosures, except the deferred tax assets will be reclassified from current to long-term assets.

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of its pending adoption of the new standard on its consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments (Topic 326) Credit Losses.” ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. Under the new standard, entities holding financial assets and net investment in leases that are not accounted for at fair value through net income are to be presented at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. ASU 2016-13 is effective as of January 1, 2020. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-13. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements or footnote disclosures.

2. Acquisitions

Effective February 23, 2016, the Company acquired certain assets of Lutheran Social Services of Illinois (“LSSI”) for approximately $0.1 million, in order to expand its adult day services business within the State of Illinois. The results of operations from the acquisition of LSSI is included in the Company’s statement of income from the date of the acquisition. The LSSI acquisition accounted for $0.3 million and $0.7 million of net service revenues for the three and nine months ended September 30, 2016, respectively.

On April 24, 2015, Addus HealthCare entered into a Securities Purchase Agreement with Margaret Coffey and Carol Kolar (the “South Shore Sellers”), South Shore Home Health Service Inc. (“South Shore”) and Acaring Home Care, LLC (“Acaring”), pursuant to which Addus HealthCare agreed to acquire all of the issued and outstanding securities of each of South Shore and Acaring. On February 5, 2016, Addus HealthCare completed its acquisition of all the outstanding securities of South Shore and Acaring for a total purchase price of $20.4 million (the “South Shore Purchase Price”). A portion of the South Shore Purchase Price was deposited into escrow to serve as a source of recovery for certain indemnification obligations of the South Shore Sellers. The related acquisition costs were $1.3 million and were expensed as incurred. The results of operations from South Shore and Acaring are included in the Company’s statements of income from the date of the acquisition. Acaring was dissolved on March 1, 2016, and its assets were transferred to South Shore.

The Company’s acquisition of South Shore and Acaring has been accounted for in accordance with ASC Topic 805, “Business Combinations,” and the resulting goodwill and other intangible assets was accounted for under ASC Topic 350 “Goodwill and Other Intangible Assets.” The acquisition was recorded at its fair value as of February 5, 2016. Under business combination accounting, the South Shore Purchase Price was $20.4 million and was allocated to South Shore’s net tangible and identifiable intangible assets based on their estimated fair values. Management has preliminarily valued and allocated the purchase price as shown below. These preliminary estimates and assumptions could change during the purchase price measurement period as the Company finalizes the valuation, primarily related to working capital adjustments. Management anticipates this will be completed during the fourth quarter of 2016.

Total (Amounts in Thousands)
Goodwill	$5,127
Identifiable intangible assets	9,957
Accounts receivable	6,124
Furniture, fixtures and equipment	66
Other current assets	763
Accrued liabilities	(1,491)
Accounts payable	(97)

Total purchase price allocation	$20,449

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

The South Shore acquisition accounted for $14.9 million and $36.7 million of net service revenues for the three and nine months ended September 30, 2016, respectively.

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

Total (Amounts in Thousands)
Goodwill	$2,885
Identifiable intangible assets	920
Accounts receivable	472
Accrued liabilities	(155)
Accounts payable	(7)

Total purchase price allocation	$4,115

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

The Five Points acquisition accounted for $0.9 million and $3.1 million of net service revenues for the three and nine months ended September 30, 2016, respectively.

The following table contains unaudited pro forma condensed consolidated income statement information assuming the Five Points and the South Shore and Acaring acquisitions closed on January 1, 2015.

	For the Three Months Ended September 30, (Amounts in Thousands)
	2016	2015
Net service revenues	$103,502	$98,981
Operating income	2,495	5,898
Net income	1,699	3,952

Net income per common share
Basic income per share	$0.15	$0.36

Diluted income per share	0.15	0.35

	For the Nine Months Ended September 30, (Amounts in Thousands)
	2016	2015
Net service revenues	$301,867	$293,774
Operating income	7,923	17,594
Net income	4,512	10,476

Net income per common share
Basic income per share	$0.41	$0.95

Diluted income per share	0.41	0.94

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

Total (Amounts in Thousands)
Goodwill	$1,862
Identifiable intangible assets	1,930
Accounts receivable	951
Furniture, fixtures and equipment	58
Other current assets	8
Accrued liabilities	(339)
Accounts payable	(220)

Total purchase price allocation	$4,250

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

The PHHC acquisition accounted for $1.8 million and $5.8 million of net service revenues for the three and nine months ended September 30, 2016 and $2.5 million and $7.2 million of net service revenues for the three and nine months ended September 30, 2015, respectively.

The Company had recorded a $1.3 million contingent earn-out obligation as a current liability related to its December 1, 2013 acquisition of Coordinated Home Health Care, LLC. This obligation was paid during the second quarter of 2016.

3. Goodwill and Intangible Assets

A summary of the goodwill activity for the nine months ended September 30, 2016 is provided below:

Goodwill (Amounts in Thousands)
Goodwill, at December 31, 2015	$68,844
Additions for acquisitions	5,127
Adjustments to previously recorded goodwill	(120)

Goodwill, at September 30, 2016	$73,851

Adjustments to the previously recorded goodwill are primarily credits related to amortization of tax goodwill in excess of book basis.

The carrying amount and accumulated amortization of each identifiable intangible asset category consisted of the following as of September 30, 2016 and December 31, 2015:

	Customer and referral relationships	Trade names and trademarks	State licenses	Non- competition agreements	Total
	(Amounts in Thousands)
Gross balance at December 31, 2015	$29,872	$8,161	$150	$2,098	$40,281
Accumulated amortization	(24,055)	(4,587)	—	(1,288)	(29,930)

Net Balance at December 31, 2015	5,817	3,574	150	810	10,351

Gross balance at January 1, 2016	29,872	8,161	150	2,098	40,281
Additions for acquisitions	4,800	5,100	—	57	9,957
Accumulated amortization	(26,072)	(5,851)	—	(1,644)	(33,567)

Net Balance at September 30, 2016	$8,600	$7,410	$150	$511	$16,671

Amortization expense related to the identifiable intangible assets amounted to $1.3 million and $3.6 million for the three and nine months ended September 30, 2016, respectively and $0.8 million and $2.2 million for the three and nine months ended September 30, 2015, respectively. Goodwill and state licenses are not amortized pursuant to ASC Topic 350.

4. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consisted of the following:

	September 30, 2016	December 31, 2015
	(Amounts in Thousands)
Prepaid health insurance	$714	$490
Prepaid workers’ compensation and liability insurance	1,002	1,526
Prepaid rent	554	578
Workers’ compensation insurance receivable	792	1,303
Other	1,423	961

	$4,485	$4,858

Accrued expenses consisted of the following:

	September 30, 2016	December 31, 2015
	(Amounts in Thousands)
Accrued payroll	$20,548	$13,304
Accrued workers’ compensation insurance	13,297	14,116
Accrued health insurance (1)	2,505	950
Indemnification reserve (2)	582	754
Accrued payroll taxes	1,782	1,805
Accrued professional fees	918	1,084
Accrued severance (3)	1,558	—
Accrued restructuring (4)	2,347	—
Other	392	3,069

	$43,929	$35,082

(1)	The Company provides health insurance coverage to qualified union employees providing personal care services in Illinois through a Taft-Hartley multi-employer health and welfare plan under Section 302(c)(5) of the Labor Management Relations Act of 1947. The Company’s insurance contributions equal the amount reimbursed by the State of Illinois. Contributions are due within five business days from the date the funds are received from the State. Amounts due of $0.7 million and $0.5 million for health insurance reimbursements and contributions were reflected in prepaid insurance and accrued insurance as of September 30, 2016 and December 31, 2015, respectively.
(2)	As a condition of the sale of substantially all of the assets used in the Company’s home health business to subsidiaries of LHC Group, Inc. (“LHCG”) in February 2013, the Company is responsible for any adjustments to Medicare and Medicaid billings prior to the closing. In connection with an internal evaluation of the Company’s billing processes, the Company discovered documentation errors in a number of claims that it had submitted to Medicare. Consistent with applicable law, the Company voluntarily remitted $1.8 million to the U.S. government in March 2014. The Company, using its best judgment, has estimated a total of $0.8 million for billing adjustments for 2013, 2012, 2011 and 2010 services which may be subject to Medicare audits. For the year ended December 31, 2015, the Company reduced the indemnification reserve accrual by the amounts accrued for periods no longer subject to Medicare audits of $0.4 million. This amount was reflected as a reduction in general and administrative expense.
(3)	Accrued severance represents amounts payable to terminated employees with employment and/or separation agreements with the Company.
(4)	Accrued restructuring includes fees related to the termination of various contracts with outside vendors and reserves for lease commitments related to the closure of three adult day services centers in Illinois and unused contact center office space.

5. Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2016	December 31, 2015
	(Amounts in Thousands)
Revolving credit loan	$—	$—
Term loan	24,375	—
Capital leases	2,162	2,991
Less unamortized issuance costs	(1,570)	—

Total	$24,967	$2,991
Less current maturities	(2,244)	(1,109)

Long-term debt	$22,723	$1,882

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” which amended the previous presentation of debt issuance costs in the financial statements. ASU 2015-03 requires an entity to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. ASU 2015-03 is effective on a retrospective basis for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those annual periods. The Company adopted this standard on January 1, 2016 and has classified the debt issuance costs as current portion of long-term debt or long term debt, less current portion as of September 30, 2016. For the year ended December 31, 2015, debt issuance costs are included in other assets on the Condensed Consolidated Balance Sheets as the Company had no long-term debt outstanding during the year to offset the debt issuance costs.

Capital Leases

On July 12, 2014, September 11, 2014 and April 13, 2015, the Company executed three 48-month capital lease agreements for $2.7 million, $1.4 million and $0.4 million, respectively, with First American Commercial Bancorp, Inc. The capital leases were entered into to finance property and equipment at the Company’s support center. The underlying assets are included in “Property and equipment, net of accumulated depreciation and amortization” in the accompanying Unaudited Condensed Consolidated Balance Sheets. These capital lease obligations require monthly payments through September 2019 and have implicit interest rates that range from 3.0% to 3.6%. At the end of the term of each lease agreement, the Company has the option to purchase the assets covered by such lease agreement for $1.

The following is an analysis of the leased property under capital leases by major classes.

Classes of Property	Asset Balances at September 30, 2016 (Amounts in Thousands)
Leasehold Improvements	$2,928
Furniture & Equipment	526
Computer Equipment	635
Computer Software	303
Less: Disposal of Property and Equipment	(1,408)
Less: Accumulated Depreciation	(1,029)

$1,955

The future minimum payments for capital leases as of September 30, 2016 are as follows:

Capital Lease (Amounts In Thousands)
2016	302
2017	1,213
2018	737
2019	30

Total minimum lease payments	2,282
Less: amount representing estimated executory costs (such as taxes, maintenance and insurance), including profit thereon, included in total minimum lease payments	(51)

Net minimum lease payments	2,231
Less: amount representing interest (a)	(69)

Present value of net minimum lease payments (b)	$2,162

(a)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at lease inception.
(b)	Included in the balance sheet as $1.2 million of the current portion of long-term debt and $1.0 million of the long-term debt, less current portion.

Senior Secured Credit Facility

On May 24, 2016, the Company entered into an amendment to its credit facility with certain lenders and Fifth Third Bank, as agent and letters of credit issuer. The Company’s amended credit facility provides a $100.0 million revolving line of credit, a delayed draw term loan facility of up to $25.0 million and an uncommitted incremental term loan facility of up to $50.0 million, expiring November 10, 2020 and includes a $35.0 million sublimit for the issuance of letters of credit. The amended credit facility increased the specified advance multiple from 3.25 to 3.75 to 1.00 and the maximum permitted senior leverage ratio from 3.50 to 4.00 to 1.00. Except as modified by the May 24, 2016 amendment, the amended credit facility contains the same material terms as the previous agreement dated November 10, 2015. Substantially all of the subsidiaries of Holdings are co-borrowers, and Holdings has guaranteed the borrowers’ obligations under the credit facility. The credit facility is secured by a first priority security interest in all of Holdings’ and the borrowers’ current and future tangible and intangible assets, including the shares of stock of the borrowers.

        The availability of funds under the revolving credit portion of the Company’s credit facility, is based on the lesser of (i) the product of adjusted EBITDA, as defined in the credit agreement, for the most recent 12-month period for which financial statements have been delivered under the credit agreement multiplied by the specified advance multiple, up to 3.75, less the outstanding senior indebtedness and letters of credit, and (ii) $100.0 million less the outstanding revolving loans and letters of credit. Interest on our credit facility may be payable at (x) the sum of (i) an applicable margin ranging from 2.00% to 2.50% based on the applicable leverage ratio plus (ii) a base rate equal to the greatest of (a) the rate of interest last quoted by The Wall Street Journal as the “prime rate,” (b) the sum of the federal funds rate plus a margin of 0.50% and (c) the sum of the adjusted LIBOR that would be applicable to a loan with an interest period of one month advanced on the applicable day plus a margin of 3.00% or (y) the sum of (i) an applicable margin ranging from 3.00% to 3.50% based on the applicable leverage ratio plus (ii) the adjusted LIBOR that would be applicable to a loan with an interest period of one, two or three months advanced on the applicable day or (z) the sum of (i) an applicable margin ranging from 3.00% to 3.50% based on the applicable leverage ratio plus (ii) the daily floating LIBOR that would be applicable to a loan with an interest period of one month advanced on the applicable day. The Company pays a fee ranging from 0.25% to 0.50% per annum based on the applicable leverage ratio times the unused portion of the revolving portion of the credit facility. Issued stand-by letters of credit are charged at a rate equal to the applicable margin for LIBOR loans payable quarterly. On January 12, 2016, May 5, 2016 and July 14, 2016, the Company drew $10.0 million, $10.0 million and $10.0 million, respectively, of its revolving credit line to fund growth and on-going operations. On February 5, 2016, the Company drew $22.0 million on its delayed draw term loan to fund the acquisition of South Shore. As a result of a provision in the Company’s amended credit facility, the Company was able to transfer $3.0 million of its revolving credit line debt to the Company’s term loan debt on May 24, 2016.

During the month of August 2016, the Company fully repaid all outstanding amounts under the revolving portion of the credit facility. As of September 30, 2016, the Company had a total of $24.4 million outstanding on the credit facility and the total availability under the revolving credit loan facility was $69.5 million. The Company did not have any amounts outstanding on the credit facility as of December 31, 2015 and the total availability under the revolving credit loan facility was $58.3 million.

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

6. Income Taxes

A reconciliation of the statutory federal tax rate of 34.3% for the three and nine months ended September 30, 2016 and 35.0% for the three and nine months ended September 30, 2015 is summarized as follows:

	Three Months Ended September 30,
	2016	2015
Federal income tax at statutory rate	34.3%	35.0%
State and local taxes, net of federal benefit	5.2	5.2
Jobs tax credits, net	(27.5)	(9.7)
Nondeductible expenses	2.6	0.5
Other	—	(1.1)

Effective income tax rate	14.6%	29.9%

	Nine Months Ended September 30,
	2016	2015
Federal income tax at statutory rate	34.3%	35.0%
State and local taxes, net of federal benefit	5.2	5.2
Jobs tax credits, net	(16.5)	(7.6)
Nondeductible meals and entertainment	2.2	0.6
Other	—	0.4

Effective income tax rate	25.2%	33.6%

7. Commitments and Contingencies

Legal Proceedings

The Company is a party to legal and/or administrative proceedings incidental to its business. It is the opinion of management that the outcome of such pending legal and/or administrative proceedings will not have a material effect on the Company’s financial position and results of operations.

        On January 20, 2016, the Company was served with a lawsuit filed in the United States District Court for the Northern District of Illinois against the Company and Cigna Corporation by Stop Illinois Marketing Fraud, LLC, a qui tam relator formed for the purpose of bringing this action. In the action, the plaintiff alleges, inter alia, violations of the Federal False Claims Act relating primarily to allegations of violations of the Federal Anti-Kickback Statute and allegedly improper referrals of patients from our home care division to our home health business, substantially all of which was sold in 2013. The plaintiff seeks to recover damages, fees and costs under the Federal False Claims Act including treble damages, civil penalties and its attorneys’ fees. The U.S. government has declined to intervene at this time. Plaintiff amended its complaint on April 4, 2016 to include additional allegations in support of its False Claims Act claims, including alleged violations of the Federal Anti-Kickback Statute. The Company intends to defend the litigation vigorously. The Company filed a motion to dismiss the amended complaint on June 6, 2016. Plaintiff filed its opposition to the Company’s motion on July 22, 2016. The Company’s reply in further support of the motion to dismiss was filed on August 23, 2016. Briefing has now concluded and the parties await the Court’s decision which may be delivered as late as February of 2017. The Court has stayed discovery in the action pending resolution of defendants’ motion to dismiss. The Company believes the case will not have a material adverse effect on its business, financial condition or results of operations.

On May 4, 2016, the Company, together with 59 other social service and healthcare providers in the State of Illinois, filed an action in the Circuit Court of Cook County, Illinois against certain individuals in their official capacities as agents of the Illinois Department of Human Services, the Illinois Department on Aging, the Illinois Department of Public Health, the Illinois Department of HealthCare and Family Services, the Illinois Criminal Justice Information Authority, the Illinois Department of Corrections and the Illinois Department of Central Management Services, including the Governor of Illinois. On July 20, 2016, a third amended complaint was filed by the plaintiffs, who now comprise 97 similarly situated providers and provider organizations. In the action, the plaintiffs, including the Company, allege that they entered into contracts with the various defendants based in part on the Governor’s proposed budget, which provided for funding for the services to be provided by plaintiffs thereunder. The Governor subsequently vetoed all of the relevant appropriations bills on June 25, 2015 and again vetoed an appropriations bill that included funding for the contracts on June 10, 2016. While the defendant officer and agency heads have continued to enforce such contracts, since August 1, 2016, the Company received an aggregate of approximately $65.4 million in payments from the State of Illinois from the stopgap budget enacted on June 30, 2016. In those actions, plaintiffs alleged the defendant officers and agency heads acted beyond the scope of their legal authority in entering into and enforcing contracts with no intent to perform under such contracts by failing to pay amounts due thereunder when due. The action also alleged that the Governor of Illinois’ vetoes of appropriations for such contracts violated the Illinois Constitution. Plaintiffs sought injunctive relief to payment of overdue bills to prevent irreparable harm, including imperiling the State’s infrastructure for delivery of human services. On August 31, 2016, the Court denied plaintiffs’ petitions for declaratory and injunctive relief and dismissed the actions with prejudice. Plaintiffs timely filed a notice of appeal on September 30, 2016.

Employment Agreements

        The Company has entered into employment agreements with certain members of senior management. The terms of these agreements are up to four years from the date of entry and include non-compete and nondisclosure provisions, as well as provide for defined severance payments in the event of termination.

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

8. Severance and Restructuring

During 2016, the Company took steps to streamline and simplify its operations. The expenses recorded for the three months and nine months ended September 30, 2016 included costs related to terminated employees and other direct costs associated with implementing these initiatives. Other direct costs included contract termination costs, accelerated depreciation and asset write-offs. The Company incurred total pretax expenses related to these streamlining initiatives of approximately $8.3 million during the nine months ended September 30, 2016. The Company expects some additional restructuring and other costs to occur, however, the amount and timing cannot be determined at this time.

The following provides the components of and changes in our severance and restructuring accruals:

	Employee Termination Costs	Restructuring and Other
	(Amounts in Thousands)
Balance at December 31, 2015	$—	$—
Provision	3,031	5,243
Utilization	(1,473)	(2,896)

Balance at September 30, 2016	$1,558	$2,347

Employee termination costs represent accrued severance payable to terminated employees with employment and/or separation agreements with the Company. The terminations resulted mainly from the closure of the contact center and other changes made to the executive leadership team made during the nine months ended September 30, 2016.

Restructuring and other costs comprised of costs related to lease commitments and write-offs of leasehold improvements and property and equipment resulting from the closure of three adult day services centers in Illinois and for unused contact center office space, costs related to a discontinued internally developed software product and fees for the termination of various contracts with outside vendors for the nine months ended September 30, 2016.

The aforementioned accruals are included in Accrued Expenses on the Condensed Consolidated Balance Sheets and the aforementioned expenses are included in General and Administrative Expenses on the Condensed Consolidated Statements of Income.

9. Significant Payors

A substantial portion of the Company’s net service revenues and accounts receivable are derived from services performed for federal, state and local governmental agencies. The Illinois Department on Aging accounted for 42.6% and 50.0% of the Company’s net service revenues for the three months ended September 30, 2016 and 2015, respectively and 43.6% and 48.6% of the Company’s net service revenues for the nine months ended September 30, 2016 and 2015, respectively.

The related receivables due from the Illinois Department on Aging represented 43.1% and 54.9% of the Company’s accounts receivable at September 30, 2016 and December 31, 2015, respectively.

10. Concentration of Cash

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash. The Company maintains cash with financial institutions which, at times, may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk on cash.

11. Subsequent Event

On October 19, 2016, the Board of Directors elected Darin J. Gordon and Susan T. Weaver, M.D., FACP, to the Board. Mr. Gordon and Dr. Weaver were appointed to fill the two vacancies on the Board created by the expansion of the Board from five to seven directors as approved by the Board on October 19, 2016. Mr. Gordon was appointed to serve as a member of the Audit Committee of the Company’s Board and Dr. Weaver was appointed to serve as a member of the Compensation Committee of the Company’s Board.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our unaudited condensed consolidated financial statements and the related notes. This discussion contains forward-looking statements about our business and operations. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words like “believes,” “belief,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “would,” “should” and similar expressions are intended to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. These risks and uncertainties include, but are not limited to, the risks set forth in our filings with the Securities and Exchange Commission from time to time, including the risk factors set forth in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed on August 8, 2016, and the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2015, filed on March 11, 2016. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on any forward-looking statement as a prediction of future events. We expressly disclaim any obligation or undertaking and we do not intend to release publicly any updates or changes in our expectations concerning the forward-looking statements or any changes in events, conditions or circumstances upon which any forward-looking statement may be based, except as required by law.

Overview

We operate as one business segment and are a provider of comprehensive personal care services, which are provided primarily in the home. Our personal care services provide assistance with activities of daily living and adult day services. Our consumers are primarily persons who are at risk of hospitalization or institutionalization, such as the elderly, chronically ill and disabled. Our payor clients include federal, state and local governmental agencies, managed care organizations, commercial insurers and private individuals. As of September 30, 2016, we provided personal care services to over 34,000 consumers through 118 locations across 24 states, including three adult day services centers in Illinois. For the nine months ended September 30, 2016 and 2015, we served approximately 45,000 and 44,000 discrete consumers, respectively.

A summary of our financial results for the three and nine months ended September 30, 2016 and 2015 is provided in the table below:

	For the Three Months Ended September 30,
	2016	2015
	(Amounts in Thousands)
Net service revenues	$103,502	$84,331
Net income	1,699	2,887
Total assets	230,440	195,056

	For the Nine Months Ended September 30,
	2016	2015
	(Amounts in Thousands)
Net service revenues	$297,032	$252,055
Net income	4,456	8,302
Total assets	230,440	195,056

Our services are predominantly provided under agreements with state and local government agencies established to meet the needs of our consumers. Our consumers are predominately “dual eligible” and as such are eligible to receive both Medicare and Medicaid funded home-based personal care. The federal government encourages states to initiate dual eligible demonstration programs and other managed Medicaid initiatives, which are designed to coordinate the services provided through these programs with the overall objective of improving care and reducing costs. As a result, states are increasingly implementing managed care programs and as such are transitioning management of individuals such as our consumers to local and national managed care organizations. Under these arrangements, the managed care organizations have an economic incentive to provide personal care services to consumers as a means to better manage the acute care expenditures of their membership and place in a more cost effective setting. Managed care revenues accounted for 25.8% and 18.1% of our revenue mix during the three months ended September 30, 2016 and 2015, respectively, and 24.4% and 18.2% of our revenue mix during the nine months ended September 30, 2016 and 2015, respectively.

The personal care services we provide include assistance with bathing, grooming, dressing, personal hygiene, medication reminders, and other activities of daily living. We provide these services on a long-term, continuous basis, with an average duration of approximately 21 months per consumer. Our adult day services centers provide a comprehensive program of skilled and support services and designated medical services for adults in a community-based group setting. Services provided by our adult day services centers include social activities, transportation services to and from the centers, the provision of meals and snacks, personal care, and therapeutic activities such as exercise and cognitive interaction.

        Our model is designed to improve consumer outcomes and satisfaction, as well as lower the cost of acute care treatment and reduce service duplication. We believe our model to be especially valuable to managed care organizations that have economic responsibility for both personal care services as well as acute care expenditures. Over the long term, we believe our model will be a differentiator and as a result we expect to receive increased referrals from managed care organizations.

We utilize our home care aides to observe and report changes in the condition of our consumers for the purpose of early intervention in the disease process, thereby preventing or reducing the cost of medical services by reducing unnecessary emergency room visits and/or hospital admissions. We coordinate the services provided by our team with those of other healthcare agencies as appropriate. Changes in consumers’ conditions are evaluated by appropriately trained managers and referred to either appropriate medical personnel including the consumers’ primary care physicians or managed care organizations for treatment and follow-up. We believe this approach to the care of our consumers and the integration of our services into the broader healthcare continuum are attractive to managed care organizations and others who are ultimately responsible for the healthcare needs and costs of our consumers, and over time will increase our business with them.

We utilize Interactive Voice Response (“IVR”) systems and smart phone applications to communicate with the home care aides. Through these applications we are able to identify changes in health conditions with automated alerts forwarded to an appropriate manager for triaging and evaluation. In addition, the technology is used to record basic transaction information about each visit, including start and end times for a scheduled shift, track mileage reimbursement, text messages to the home care aide and communicate basic payroll information.

In addition to our focus on organic growth, we have been growing through selective acquisitions which expand our presence in current markets or which facilitate our entry into new markets where the personal care business is moving to managed care organizations. We completed seven acquisitions during the period from December 2013 through February 2016.

Business

As of September 30, 2016, we provided our personal care services through 118 locations across 24 states including three adult day services centers in Illinois.

Our payor clients are principally federal, state and local governmental agencies and, increasingly, managed care organizations. The federal, state and local programs under which the agencies operate are subject to legislative, budgetary and other risks that can influence reimbursement rates. We are experiencing a further transition of business from government payors to managed care organizations with whom we are seeking to grow our business given our emphasis on coordinated care and the prevention of the need for acute care. Managed care organizations are commercial insurance carriers who are under contract with various federal and state governmental agencies to provide and manage a full continuum of care. We are also seeking to grow our private pay business.

For the three and nine months ended September 30, 2016 and 2015 our payor revenue mix was:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
State, local and other governmental programs	70.8%	78.1%	72.0%	77.8%
Managed care organizations	25.8	18.1	24.4	18.2
Commercial	1.1	1.0	1.1	1.0
Private pay	2.3	2.8	2.5	3.0

	100.0%	100.0%	100.0%	100.0%

We derive a significant amount of our net service revenues from our operations in Illinois, which represented 53.0% and 60.4% of our total net service revenues for the three months ended September 30, 2016 and 2015, respectively. Net service revenues from our operations in Illinois represented 53.8% and 59.1% of our total net service revenues for the nine months ended September 30, 2016 and 2015, respectively.

A significant amount of our net service revenues are derived from one payor client, the Illinois Department on Aging, which accounted for 42.6% and 50.0% of our total net service revenues for the three months ended September 30, 2016 and 2015, respectively. The Illinois Department on Aging accounted for 43.6% and 48.6% of our total net service revenues for the nine months ended September 30, 2016 and 2015, respectively.

The State of Illinois’ payments have been delayed in the past and may continue to be delayed due to a budget impasse that began in 2015. The State of Illinois did not adopt a comprehensive budget for fiscal year 2016, which ended on June 30, 2016, and it has not yet adopted a comprehensive budget for fiscal year 2017, which began on July 1, 2016. Without a budget, the State was not authorized to pay for the non-Medicaid consumers we served. These non-Medicaid consumers represent approximately 15% of our current total annual revenues. However, stopgap budget legislation was enacted on June 30, 2016, appropriating funding for six months in addition to certain appropriations for costs incurred during fiscal year 2016. The enacted appropriations include line items for the Illinois Department on Aging’s Community Care Program. Since August 1, 2016, we have received an aggregate of approximately $65.4 million of the $65.7 million owed to us by the State of Illinois in respect of our services provided through June 30, 2016 to consumers in Illinois.

We measure the performance of our business using a number of different metrics, including billable hours, billable hours per business day, revenues per billable hour and the number of consumers, or census.

The increase in managed care organization revenue is mainly attributable to the South Shore acquisition.

Components of our Statements of Income

Net Service Revenues

We generate net service revenues by providing our services directly to consumers and primarily on an hourly basis. We receive payment for providing such services from our payor clients, including federal, state and local governmental agencies, managed care organizations, commercial insurers and private consumers. Net service revenues are principally provided based on authorized hours, determined by the relevant agency, at an hourly rate which is either contractual or fixed by legislation and are recognized at the time services are rendered.

Cost of Service Revenues

We incur direct care wages, payroll taxes and benefit-related costs in connection with providing our services. We also provide workers’ compensation and general liability coverage for our employees.

Employees are also reimbursed for their travel time and related travel costs.

General and Administrative Expenses

Our general and administrative expenses include our costs for operating our network of local agencies and our administrative offices.

Our agency expenses from operations consist of costs for supervisory personnel, our community care supervisors and office administrative costs. Personnel costs include wages, payroll taxes, and employee benefits. Facility costs including rents, utilities, postage, telephone and office expenses. Our support center and executive office includes costs for accounting, information systems, human resources, billing and collections, contracting, marketing and executive leadership. These expenses consist of compensation, including stock-based compensation, payroll taxes, employee benefits, legal, accounting and other professional fees, travel, general insurance, rents and related facility costs.

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

Interest Income

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received. For the three and nine months ended September 30, 2016 and 2015, we did not receive any prompt payment interest.

Interest Expense

Interest expense consists of interest costs on our credit facility, capital lease obligations and amortization of debt issuance costs and is recorded when incurred.

Other Income

For the three and nine months ended September 30, 2016, other income of $0.1 million consists of income distributions received from the investment in joint venture. We account for this income in accordance with ASC Topic 325, “Investments—Other.” We recognize the net accumulated earnings only to the extent distributed by the joint venture on the date received.

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. Our federal statutory rate was 34.3% and 35.0% for the three months ended September 30, 2016 and 2015, respectively, and 34.3% and 35.0% for the nine months ended September 30, 2016 and 2015, respectively. The effective income tax rate was 14.6% and 29.9% for the three months ended September 30, 2016 and 2015, respectively and 25.2 % and 33.6% for the nine months ended September 30, 2016 and 2015, respectively. The difference between federal statutory and effective income tax rates is principally due to the inclusion of state taxes and the use of federal employment tax credits that lower our effective tax rate.

Results of Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

The following table sets forth, for the periods indicated, our unaudited condensed consolidated results of operations.

	For the Three Months Ended September 30,
	2016		2015		Change
	Amount	% Of Net Service Revenues	Amount	% Of Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Net service revenues	$103,502	100.0%	$84,331	100.0%	$19,171	22.7%
Cost of service revenues	76,079	73.5	60,809	72.1	15,270	25.1

Gross profit	27,423	26.5	23,522	27.9	3,901	16.6
General and administrative expenses	23,207	22.4	18,041	21.4	5,166	28.6
Depreciation and amortization	1,721	1.7	1,197	1.4	524	43.8

Total operating expenses	24,928	24.1	19,238	22.8	5,690	29.6

Operating income	2,495	2.4	4,284	5.1	(1,789)	(41.8)

Interest income	(16)	—	(12)	—	(4)
Interest expense	648	0.6	175	0.2	473

Total interest expense, net	632	0.6	163	0.2	469	287.7
Other income	126	0.1	—	—	126

Income before income taxes	1,989	1.9	4,121	4.9	(2,132)	(51.7)
Income tax expense	290	0.3	1,234	1.5	(944)	(76.5)

Net income	$1,699	1.6	$2,887	3.4	$(1,188)	(41.1)

Business Metrics (Actual Numbers, Except Billable Hours in Thousands)
Average billable census	34,292		32,407		1,885	5.8%
Billable hours	5,972		4,860		1,112	22.9
Average billable hours per census per month	58.1		50.0		8.1	16.2
Billable hours per business day	90,490		73,635		16,855	22.9
Revenues per billable hour	$17.33		$17.35		$(0.02)	(0.1)%

Net service revenues from state, local and other governmental programs accounted for 70.8% and 78.1% of net service revenues for the three months ended September 30, 2016 and 2015, respectively. Managed care organizations accounted for 25.8% and 18.1% of net service revenues for the three months ended September 30, 2016 and 2015, respectively, with private pay and commercial payors accounting for the remainder of net service revenues. A significant amount of our net service revenues for the three months ended September 30, 2016 and 2015 were derived from one payor client, the Illinois Department on Aging, which accounted for 42.6% and 50.0% respectively, of our total net service revenues.

Net service revenues increased $19.2 million, or 22.7%, to $103.5 million for the three months ended September 30, 2016 compared to $84.3 million for the same period in 2015. The increase was primarily due to the South Shore acquisition and a 5.8% increase in average billable census.

Gross profit, expressed as a percentage of net service revenues, decreased to 26.5% for the third quarter of 2016, compared to 27.9% for the same period in 2015. The decrease was primarily due to the South Shore acquisition which is a lower margin business.

General and administrative expenses, expressed as a percentage of net service revenues increased to 22.4% for the three months ended September 30, 2016, from 21.4% for the three months ended September 30, 2015. General and administrative expenses increased to $23.2 million as compared to $18.0 million for the three months ended September 30, 2016 and 2015, respectively. The increase in general and administrative expenses was primarily due to $3.7 million in restructuring expense for lease commitments and write-offs of leasehold improvements and property and equipment resulting from the closure of three adult day services centers in Illinois and for unused contact center office space and fees for the termination of various contracts with outside vendors and a $1.0 million increase in bad debt expense.

Depreciation and amortization, expressed as a percentage of net service revenues, increased to 1.7% for the third quarter of 2016 as compared to 1.4% for the third quarter of 2015. This increase is primarily a result of amortization of intangibles acquired through acquisitions. Amortization of intangibles, which are principally amortized using accelerated methods, totaled $1.3 million and $0.8 million for the three months ended September 30, 2016 and 2015, respectively.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

The following table sets forth, for the periods indicated, our unaudited condensed consolidated results of operations.

	For the Nine Months Ended September 30,
	2016		2015		Change
	Amount	% Of Net Service Revenues	Amount	% Of Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Net service revenues	$297,032	100.0%	$252,055	100.0%	$44,977	17.8%
Cost of service revenues	219,594	73.9	182,925	72.6	36,669	20.0

Gross profit	77,438	26.1	69,130	27.4	8,308	12.0
General and administrative expenses	64,953	21.9	52,617	20.9	12,336	23.4
Depreciation and amortization	4,943	1.7	3,504	1.4	1,439	41.1

Total operating expenses	69,896	23.5	56,121	22.3	13,775	24.5

Operating income	7,542	2.5	13,009	5.2	(5,467)	(42.0)

Interest income	(46)	—	(22)	—	(24)
Interest expense	1,760	0.6	527	0.2	1,233

Total interest expense, net	1,714	0.6	505	0.2	1,209	239.4
Other income	126	—	—	—	126

Income before income taxes	5,954	2.0	12,504	5.0	(6,550)	(52.4)
Income tax expense	1,498	0.5	4,202	1.7	(2,704)	(64.4)

Net income	$4,456	1.5	$8,302	3.3	$(3,846)	(46.3)

Business Metrics (Actual Numbers, Except Billable Hours in Thousands)
Average billable census	33,893		32,808		1,085	3.3%
Billable hours	17,154		14,626		2,528	17.3
Average billable hours per census per month	56.2		49.5		6.7	13.5
Billable hours per business day	87,522		75,004		12,518	16.7
Revenues per billable hour	$17.32		$17.23		$0.09	0.5%

Net service revenues from state, local and other governmental programs accounted for 72.0% and 77.8% of net service revenues for the nine months ended September 30, 2016 and 2015, respectively. Managed care organizations accounted for 24.4% and 18.2% of net service revenues for the nine months ended September 30, 2016 and 2015, respectively, with private pay and commercial payors accounting for the remainder of net service revenues. A significant amount of our net service revenues for the nine months ended September 30, 2016 and 2015 are derived from one payor client, the Illinois Department on Aging, which accounted for 43.6% and 48.6% respectively, of our total net service revenues.

Net service revenues increased $45.0 million, or 17.8%, to $297.0 million for the nine months ended September 30, 2016 compared to $252.1 million for the same period in 2015. The increase was primarily due to the South Shore acquisition and a 3.3% increase in average billable census and a 0.5% increase in revenues per billable hour.

        Gross profit, expressed as a percentage of net service revenues, decreased to 26.1% for the nine months ended September 30, 2016, compared to 27.4% for the nine months ended September 30, 2015. The decrease was primarily due to the South Shore acquisition which is a lower margin business.

General and administrative expenses, expressed as a percentage of net service revenues increased to 21.9% for the nine months ended September 30, 2016, from 20.9% for the nine months ended September 30, 2015. General and administrative expenses increased to $65.0 million as compared to $52.6 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in general and administrative expenses was primarily due to the following: a $5.2 million charge for lease commitments, a write-off of unamortized leasehold improvements, an equipment write-off resulting from the closure of three adult day service centers in Illinois, a write-off for unused contact center office space, a write-off related to the discontinued use of internally developed software and fees for the termination of various contracts with certain outside vendors. A $3.0 million severance expense was taken for terminated employees with employment and/or separation agreements. Additionally, there was a $2.1 million increase in bad debt expense and a $2.1 million increase in administrative employee wages, taxes and benefit costs for the nine months ended September 30, 2016 as compared to 2015.

Depreciation and amortization, expressed as a percentage of net service revenues, increased to 1.7% for the nine months ended September 30, 2016 as compared to 1.4% for the nine months ended September 30, 2015. This increase is primarily a result of amortization of intangibles acquired through acquisitions. Amortization of intangibles, which are principally amortized using accelerated methods, totaled $3.6 million and $2.2 million for the nine months ended September 30, 2016 and 2015, respectively.

Interest Income

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received. For the three and nine months ended September 30, 2016 and 2015, we did not receive any prompt payment interest.

Interest Expense, Net

Interest expense, net, increased to $0.6 million from $0.2 million for the three months ended September 30, 2016 as compared to the same period in 2015. For the nine months ended September 30, 2016 as compared to September 30, 2015, interest expense, net increased to $1.7 million from $0.5 million. The increase is primarily the result of draws on the senior credit facility of $52.0 million during 2016. See Note 5 to the Notes to Condensed Consolidated Financial Statements (Unaudited) Long-Term Debt for additional information.

Other Income

For the three and nine months ended September 31, 2016, other income of $0.1 million consists of income distributions received from the investment in joint venture. We account for this income in accordance with ASC Topic 325, “Investments—Other.” We recognize the net accumulated earnings only to the extent distributed by the joint venture on the date received.

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. For the three months ended September 30, 2016 and 2015 our federal statutory rate was 34.3% and 35.0%, respectively. For the nine months ended September 30, 2016 and 2015 our federal statutory rate was 34.3% and 35.0%, respectively. The effective income tax rate was 14.6% and 29.9% for the three months ended September 30, 2016 and 2015, respectively, and 25.2% and 33.6% for the nine months ended September 30, 2016 and 2015, respectively. The difference between our federal statutory and effective income tax rates are principally due to the inclusion of state taxes and the use of federal employment tax credits that lower our effective tax rate.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash from operations and borrowings under our credit facility. We entered into an amendment to our credit facility on the terms described below on May 24, 2016. At September 30, 2016 and December 31, 2015, we had cash balances of $39.4 million and $4.1 million, respectively.

As of September 30, 2016, we had a total of $24.4 million outstanding on our credit facility. As of December 31, 2015, we had no balances outstanding on our credit facility. After giving effect to the amount drawn on our credit facility, approximately $16.7 and $16.7 million of outstanding letters of credit as of September 30, 2016 and December 31, 2015, respectively, and borrowing limits based on an advance multiple of adjusted EBITDA, we had $69.5 million and $58.3 million available for borrowing under the credit facility as of September 30, 2016 and December 31, 2015, respectively.

Cash flows from operating activities represent the inflow of cash from our payor clients and the outflow of cash for payroll and payroll taxes, operating expenses, interest and taxes. Due to its revenue deficiencies and financing issues, from time to time the State of Illinois has reimbursed us on a delayed basis with respect to our various agreements including with our largest payor, the Illinois Department on Aging. The open receivable balance from the State of Illinois decreased by $10.8 million from $50.4 million as of December 31, 2015 to $39.6 million as of September 30, 2016.

        The State of Illinois’ payments have been delayed in the past and may continue to be delayed due to a budget impasse that began in 2015. The State of Illinois did not adopt a comprehensive budget for fiscal year 2016, which ended on June 30, 2016, and it has not yet adopted a comprehensive budget for fiscal year 2017, which began on July 1, 2016. Without a budget, the State was not authorized to pay for the non-Medicaid consumers we served. These consumers represent approximately 15% of our current total annual revenues. However, stopgap budget legislation was enacted on June 30, 2016, appropriating funding for six months in addition to certain appropriations for costs incurred during fiscal year 2016. The enacted appropriations include line items for the Illinois Department on Aging’s Community Care Program. Since August 1, 2016, we have received an aggregate of approximately $65.4 million of the $65.7 million owed to us by the State of Illinois in respect of our services provided through June 30, 2016 to consumers in Illinois.

Should payments continue to be delayed in the future or become further delayed, or the budget impasse is not resolved in the near term, the delays could adversely impact our liquidity and result in the need to increase borrowings under our credit facility or cause us to pursue other liquidity options.

Credit Facility

On May 24, 2016, we entered into an amendment to our credit facility with certain lenders and Fifth Third Bank, as agent and letters of credit issuer. Our amended credit facility provides a $100.0 million revolving line of credit, a delayed draw term loan facility of up to $25.0 million and an uncommitted incremental term loan facility of up to $50.0 million, expiring November 10, 2020 and includes a $35.0 million sublimit for the issuance of letters of credit. The amended credit facility increased the specified advance multiple from 3.25 to 3.75 to 1.00 and the maximum permitted senior leverage ratio from 3.50 to 4.00 to 1.00. Except as modified by the May 24, 2016, amendment, the amended credit facility contains the same material terms as the previous agreement dated November 10, 2015. Substantially all of the subsidiaries of Holdings are co-borrowers, and Holdings has guaranteed the borrowers’ obligations under the credit facility. The credit facility is secured by a first priority security interest in all of Holdings’ and the borrowers’ current and future tangible and intangible assets, including the shares of stock of the borrowers.

The availability of funds under the revolving credit portion of our credit facility is based on the lesser of (i) the product of adjusted EBITDA, as defined in the credit agreement, for the most recent 12-month period for which financial statements have been delivered under the credit agreement multiplied by the specified advance multiple, up to 3.75, less the outstanding senior indebtedness and letters of credit, and (ii) $100.0 million less the outstanding revolving loans and letters of credit. Interest on our credit facility may be payable at (x) the sum of (i) an applicable margin ranging from 2.00% to 2.50% based on the applicable leverage ratio plus (ii) a base rate equal to the greatest of (a) the rate of interest last quoted by The Wall Street Journal as the “prime rate,” (b) the sum of the federal funds rate plus a margin of 0.50% and (c) the sum of the adjusted LIBOR that would be applicable to a loan with an interest period of one month advanced on the applicable day plus a margin of 3.00% or (y) the sum of (i) an applicable margin ranging from 3.00% to 3.50% based on the applicable leverage ratio plus (ii) the adjusted LIBOR that would be applicable to a loan with an interest period of one, two or three months advanced on the applicable day or (z) the sum of (i) an applicable margin ranging from 3.00% to 3.50% based on the applicable leverage ratio plus (ii) the daily floating LIBOR that would be applicable to a loan with an interest period of one month advanced on the applicable day. We pay a fee ranging from 0.25% to 0.50% per annum based on the applicable leverage ratio times the unused portion of the revolving portion of the credit facility.

Issued stand-by letters of credit are charged at a rate equal to the applicable margin for LIBOR loans payable quarterly. On January 12, 2016, May 5, 2016 and July 14, 2016, we drew $10.0 million, $10.0 million and $10.0 million, respectively, of our revolving credit line to fund growth and on-going operations. On February 5, 2016, we drew $22.0 million on our delayed draw term loan to fund the acquisition of South Shore. As a result of a provision in our amended credit facility, we were able to transfer $3.0 million of our revolving credit line debt to our term loan debt on May 24, 2016. During the month of August 2016, we fully repaid all outstanding amounts under the revolving portion of our credit facility. As of September 30, 2016, we had a total of $24.4 million outstanding on our credit facility and the total availability under our credit facility was $69.5 million. We did not have any amounts outstanding on our credit facility as of December 31, 2015 and the total availability under our credit facility was $58.3 million.

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

If we do not have sufficient cash resources or availability under our credit facility, or we are otherwise prohibited from making acquisitions under the terms of our credit facility, our growth, including our ability to grow through acquisitions, could be limited unless we obtain additional equity or debt financing or the necessary consents from our lenders under our credit facility. We believe the available borrowings under our credit facility, combined with cash from operations, will be sufficient to cover our working capital needs for at least the next 12 months.

Cash Flows

The following table summarizes changes in our cash flows for the nine months ended September 30, 2016 and 2015:

	For the Nine Months Ended September 30,
	2016	2015
	(Amounts in Thousands)
Net cash provided by operating activities	$30,991	$8,786
Net cash (used in) investing activities	(21,617)	(5,712)
Net cash provided by (used in) financing activities	25,968	(1,560)

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Net cash provided by operating activities was $31.0 million for the nine months ended September 30, 2016, compared to cash provided by operating activities of $8.8 million for the same period in 2015. This increase in cash provided by operating activities was primarily due to significant payments on accounts receivable from the State of Illinois for our services provided through June 30, 2016 under its stopgap budget passed on June 30, 2016.

Net cash used in investing activities was $21.6 million for the nine months ended September 30, 2016 compared to cash used in investing activities of $5.7 million for the nine months ended September 30, 2015. Our investing activities for the nine months ended September 30, 2016 were $20.4 million for the acquisition of South Shore as previously described in Note 2 to the Condensed Consolidated Financial Statements (Unaudited) and $1.2 million in purchases of property and equipment related to new office space, investments in our technology infrastructure and vehicles for adult day services centers. Our investing activities for the nine months ended September 30, 2015 were $1.3 million in purchases of property and equipment to invest in our technology infrastructure, $4.3 million for the acquisition of Priority Home Healthcare, Inc. as previously described in Note 2 to the Condensed Consolidated Financial Statements (Unaudited) and $0.1 million for the acquisition of a customer list.

        Net cash provided by financing activities was $26.0 million for the nine months ended September 30, 2016 as compared to net cash used in financing activities of $1.5 million for the nine months ended September 30, 2015. Our financing activities for the nine months ended September 30, 2016 were $52.0 million in draws on our credit facility to fund on-going operations and the acquisition of South Shore, a full repayment of the revolving portion of our credit facility in the amount of $27.0 million, $3.0 million of cash received for the exercise of employee stock options, $0.8 million of payments on capital lease obligations, $0.6 million payments on the term loan portion of our credit facility, $0.5 million payment for debt issuance costs and a $0.1 million payment for the contingent earn-out obligation related to our December 1, 2013 acquisition of Coordinated Home Health Care, LLC. Our financing activities for the nine months ended September 30, 2015 were a $1.0 million payment on the CHHC contingent earn-out obligation as previously described in Note 2 to the Condensed Consolidated Financial Statements (Unaudited), $0.1 million payment for debt issuance costs and $0.3 million of cash received for the exercise of employee stock options.

Outstanding Accounts Receivable

Gross accounts receivable as of September 30, 2016 and December 31, 2015 were approximately $87.7 million and $89.8 million, respectively. Outstanding accounts receivable, net of the allowance for doubtful accounts, decreased by $4.5 million as of September 30, 2016 as compared to December 31, 2015. This decrease in accounts receivable was primarily due to significant payments on accounts receivable from the State of Illinois for our services provided through June 30, 2016 under its stopgap budget passed on June 30, 2016, offset by an increase in accounts receivable acquired as part of our acquisitions and the general increase in our overall business.

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

The following tables detail our accounts receivable before reserves by payor category, showing Illinois governmental payors separately, and the related allowance amount at September 30, 2016 and December 31, 2015:

	September 30, 2016
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(Amounts in Thousands, Except Percentages)
Illinois governmental based programs	$35,372	1,829	830	1,576	$39,607
Other state, local and other governmental programs	14,563	1,895	2,221	2,698	21,377
Managed care organizations	14,243	2,876	3,015	2,792	22,926
Private pay and commercial	2,809	503	332	108	3,752

Total	66,987	7,103	6,398	7,174	87,662

Aging % of total	76.4%	8.1%	7.3%	8.2%
Allowance for doubtful accounts					$7,208
Reserve as % of gross accounts receivable					8.2%

	December 31, 2015
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(Amounts In Thousands, Except Percentages)
Illinois governmental based programs	$31,755	16,315	1,066	1,276	$50,412
Other state, local and other governmental programs	13,218	4,473	3,507	1,308	22,506
Managed care organizations	8,867	1,711	1,969	598	13,145
Private pay and commercial	3,118	454	225	(51)	3,746

Total	56,958	22,953	6,767	3,131	89,809

Aging % of total	63.4%	25.6%	7.5%	3.5%
Allowance for doubtful accounts					$4,850
Reserve as % of gross accounts receivable					5.4%

We calculate our days sales outstanding (“DSO”) by taking the accounts receivable outstanding net of the allowance for doubtful accounts divided by the total net service revenues for the last quarter, multiplied by the number of days in that quarter. Our DSOs were 72 days and 92 days at September 30, 2016 and December 31, 2015, respectively. The DSOs for our largest payor, the Illinois Department on Aging, at September 30, 2016 and December 31, 2015 were 71 days and 101 days, respectively. We may not receive payments on a consistent basis in the near term and our DSOs and the DSO for the Illinois Department on Aging may increase despite Illinois’s enactment of a stopgap budget on June 30, 2016. The increase in the reserve as a percentage of gross accounts receivable to 8.2% as of September 30, 2016 from 5.4% as of December 31, 2015 is attributable to additional reserves needed for managed care organizations and acquisition transitions.

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

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

Revenue Recognition

The majority of our revenues for the three and nine months ended September 30, 2016 and 2015 are derived from Medicaid and Medicaid waiver programs under agreements with various state and local authorities. These agreements provide for a service term from one year to an indefinite term. Services are provided based on authorized hours, determined by the relevant state or local agency, at an hourly rate specified in the agreement or fixed by legislation. Services to other payors, such as private or commercial clients, are provided at negotiated hourly rates and recognized in net service revenues as services are provided. We provide for appropriate allowances for uncollectible amounts at the time the services are rendered.

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

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the statement of income as interest income. We did not receive any prompt payment interest for the three and nine months ended September 30, 2016 or 2015.

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

Goodwill

Our carrying value of goodwill is the residual of the purchase price over the fair value of the net assets acquired from various acquisitions including the acquisition of Addus HealthCare, Inc. (“Addus HealthCare”). In accordance with ASC Topic 350, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are not amortized. We test goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. We may use a qualitative test, known as “Step 0,” or a two-step quantitative method to determine whether impairment has occurred. We can elect to perform Step 0, an optional qualitative analysis, and based on the results skip the remaining two steps. In 2015, we elected to implement Step 0, and we were not required to conduct the remaining two steps. The results of our Step 0 assessment indicated that it was more likely than not that the fair value of our reporting unit exceeded its carrying value and therefore we concluded that there were no impairments for the year ended December 31, 2015. No impairment charges were recorded for the three and nine months ended September 30, 2016 or 2015.

Long-Lived Assets

We review our long-lived assets and finite lived intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine if impairment exists, we compare the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset, generally determined by discounting the estimated future cash flows. No impairment charge was recorded for the year ended December 31, 2015 or the three and nine months ended September 30, 2016 or 2015.

Indefinite-lived Assets

We also have indefinite-lived assets that are not subject to amortization expense such as licenses and in certain states certificates of need to conduct specific operations within geographic markets. Our management has concluded that these assets have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and we intend to renew the licenses indefinitely. The licenses and certificates of need are tested annually for impairment. No impairment was recorded for the year ended December 31, 2015 or the three and nine months ended September 30, 2016 or 2015.

Workers’ Compensation Program

Our workers’ compensation insurance program has a $0.4 million deductible component. We recognize our obligations associated with this program in the period the claim is incurred. The cost of both the claims reported and claims incurred but not reported, up to the deductible, have been accrued based on historical claims experience, industry statistics and an actuarial analysis performed by an independent third party. We monitor our claims quarterly and adjust our reserves accordingly. These costs are recorded primarily in the cost of services caption in the condensed consolidated statement of income. Under the agreement pursuant to which we acquired Addus HealthCare, claims under our workers’ compensation insurance program that related to December 31, 2005 or earlier were the responsibility of the selling shareholders in the acquisition, subject to certain limitations. The responsibility of the selling shareholders for these claims was terminated on December 29, 2014. In August 2010, the FASB issued Accounting Standards Update No 2010-24, Health Care Entities (Topic 954), “Presentation of Insurance Claims and Related Insurance Recoveries” (“ASU 2010-24”), which clarifies that companies should not net insurance recoveries against a related claim liability. Additionally, the amount of the claim liability should be determined without consideration of insurance recoveries. As of September 30, 2016 and December 31, 2015, we recorded $0.8 million and $1.3 million in workers’ compensation insurance recovery receivables and a corresponding increase in workers’ compensation liability. The workers’ compensation insurance recovery receivable is included in our prepaid expenses and other current assets on the balance sheet.

Income Taxes

We account for income taxes under the provisions of ASC Topic 740, “Income Taxes.” The objective of accounting for income taxes is to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. Deferred taxes, resulting from differences between the financial and tax basis of our assets and liabilities, are also adjusted for changes in tax rates and tax laws when changes are enacted. ASC Topic 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. ASC Topic 740, also prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. In addition, ASC Topic 740 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions.

Stock-based Compensation

We have two stock incentive plans, the 2006 Stock Incentive Plan (the “2006 Plan”) and the 2009 Stock Incentive Plan, as amended (the “2009 Plan”) that provide for stock-based employee compensation. We account for stock-based compensation in accordance with ASC Topic 718, “Stock Compensation.” Compensation expense is recognized on a graded method under the 2006 Plan and on a straight-line basis under the 2009 Plan over the vesting period of the awards based on the fair value of the options and restricted stock awards. Under the 2006 Plan, we historically used the Black-Scholes option pricing model to estimate the fair value of our stock based payment awards, but beginning October 28, 2009 under our 2009 Plan we began using an enhanced Hull-White Trinomial model. The determination of the fair value of stock-based payments utilizing the Black-Scholes model and the enhanced Hull-White Trinomial model is affected by Holdings’ stock price and a number of assumptions, including expected volatility, risk-free interest rate, expected term, expected dividends yield, expected forfeiture rate, expected turn-over rate and the expected exercise multiple.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” which requires an entity to recognize the amount of revenue for which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP. In July 2015, the FASB agreed to defer the effective date of the standard from January 1, 2017, to January 1, 2018, with an option that permits companies to adopt the standard as early as the original effective date. Early application prior to the original effective date is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which will explicitly require management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Currently, there is no guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this update provide that guidance. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term “substantial doubt”, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for the first annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We are currently evaluating the impact of adopting this update on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which simplifies the presentation of deferred income taxes by eliminating the need for entities to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. This amendment is effective for annual periods beginning after December 15, 2016. We are currently evaluating the potential impact that ASU 2015-17 may have on our financial position and results of operations. The adoption of this standard is not expected to have an impact on our financial position, results of operations or financial statement disclosures.

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 allows for simplification of several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under ASU 2016-09, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement. ASU 2016-09 also requires recognition of excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. ASU 2016-09 further permits the withholding of an amount up to employees’ maximum individual tax rate in the relevant jurisdiction without resulting in a liability classification. ASU 2016-09 also requires any excess tax benefits be classified along with other income tax cash flows as an operating activity and cash paid by an employer when directly withholding shares for tax-withholding purposes to be classified as a financing activity. ASU 2016-09 is effective for public companies for interim and annual periods beginning after December 15, 2016. We are currently evaluating the impact of ASU 2016-09 on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments (Topic 326) Credit Losses.” ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. Under the new standard, entities holding financial assets and net investment in leases that are not accounted for at fair value through net income are to be presented at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. ASU 2016-13 is effective as of January 1, 2020. Early adoption is permitted. We are currently evaluating the impact of ASU 2016-13. The adoption of this standard is not expected to have a material impact on our consolidated financial statements or footnote disclosures.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. As of September 30, 2016, we had outstanding borrowings of approximately $24.4 million on our credit facility, all of which was subject to variable interest rates. If the variable rates on this debt were 100 basis points higher than the rate applicable to the borrowing during the three month and nine month periods ended September 30, 2016, our net income would have decreased by $0.1 million, or $0.00 per diluted share, and $0.1 million, or $0.01 per diluted share, for the respective periods. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the material weakness (as defined in SEC Rule 12b-2) in our internal control over financial reporting identified in the section “Management’s Annual Report on Internal Controls over Financial Reporting” included in our Annual Report on Form 10-K for the period ended December 31, 2015, filed on March 11, 2016. As disclosed in such Annual Report, controls regarding segregation of duties, user access, and monitoring and review controls related to billable and non-billable transactions were ineffective. Also, there were insufficient controls over validating the completeness and accuracy of underlying data used in the operation of monitoring controls as well as ineffective controls related to review of new hires, terminations and payroll changes. Because our revenue and payroll are dependent on the effectiveness of these controls, these deficiencies, in the aggregate, result in a reasonable possibility that a material misstatement of our revenue or payroll expense may not be prevented or detected on a timely basis.

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

In addition, in light of the material weaknesses, we have performed additional analysis and other post-closing procedures to ensure that our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, changes in shareholder’s equity and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

Other than as described above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Legal Proceedings

The Company is a party to legal and/or administrative proceedings incidental to its business. It is the opinion of management that the outcome of such pending legal and/or administrative proceedings will not have a material effect on our financial position and results of operations.

On January 20, 2016, we were served with a lawsuit that was filed in the United States District Court for the Northern District of Illinois against the Company and Cigna Corporation by Stop Illinois Marketing Fraud, LLC, a qui tam relator formed for the purpose of bringing this action. In the action, the plaintiff alleges, inter alia, violations of the Federal False Claims Act relating primarily to allegations of violations of the Federal Anti-Kickback Statute and allegedly improper referrals of patients from our home care division to our home health business, substantially all of which was sold in 2013. The plaintiff seeks to recover damages, fees and costs under the Federal False Claims Act including treble damages, civil penalties and its attorneys’ fees. The U.S. government has declined to intervene at this time. Plaintiff amended its complaint on April 4, 2016 to include additional allegations in support of its False Claims Act claims, including alleged violations of the Federal Anti-Kickback Statute. We intend to defend the litigation vigorously. We filed a motion to dismiss the amended complaint on June 6, 2016. Plaintiff filed its opposition to our motion on July 22, 2016. Our reply in further support of the motion to dismiss was filed on August 23, 2016. Briefing has now concluded and the parties await the Court’s decision which may be delivered as late as February of 2017. The Court has stayed discovery in the action pending resolution of defendants’ motion to dismiss. We believe the case will not have a material adverse effect on our business, financial condition or results of operations.

On May 4, 2016, Addus HealthCare, together with 59 other social service and healthcare providers in the State of Illinois, filed an action in the Circuit Court of Cook County, Illinois against certain individuals in their official capacities as agents of the Illinois Department of Human Services, the Illinois Department on Aging, the Illinois Department of Public Health, the Illinois Department of HealthCare and Family Services, the Illinois Criminal Justice Information Authority, the Illinois Department of Corrections and the Illinois Department of Central Management Services, including the Governor of Illinois. On July 20, 2016, a third amended complaint was filed by the plaintiffs, who now comprise 97 similarly situated providers and provider organizations. In the action, the plaintiffs, including Addus HealthCare, allege that they entered into contracts with the various defendants based in part on the Governor’s proposed budget, which provided for funding for the services to be provided by plaintiffs thereunder. The Governor subsequently vetoed all of the relevant appropriations bills on June 25, 2015, and again vetoed an appropriations bill that included funding for the contracts on June 10, 2016. While the defendant officer and agency heads have continued to enforce such contracts, since August 1, 2016, we received an aggregate of approximately $65.4 million in payments from the State of Illinois from the stopgap budget enacted on June 30, 2016. In those actions, plaintiffs alleged the defendant officers and agency heads acted beyond the scope of their legal authority in entering into and enforcing contracts with no intent to perform under such contracts by failing to pay amounts due thereunder when due. The action also alleged that the Governor of Illinois’ veto of appropriations for such contracts violated the Illinois Constitution. Plaintiffs sought injunctive relief to require payment of overdue bills to prevent irreparable harm, including imperiling the State’s infrastructure for delivery of human services. On August 31, 2016, the Court denied plaintiffs’ petitions for declaratory and injunctive relief and dismissed the actions with prejudice. Plaintiffs timely filed a notice of appeal on September 30, 2016.

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

Item 2. Unregistered Sales and Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company dated as of November 2, 2009 (filed on November 20, 2009 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

3.2	Amended and Restated Bylaws of the Company, as amended by the First Amendment to the Amended and Restated Bylaws (filed on May 9, 2013 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

4.1	Form of Common Stock Certificate (filed on October 2, 2009 as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 and incorporated by reference herein)

4.2	Registration Rights Agreement, dated September 19, 2006, by and among Addus HomeCare Corporation, Eos Capital Partners III, L.P., Eos Partners SBIC III, L.P., Freeport Loan Fund LLC, W. Andrew Wright, III, Addus Term Trust, W. Andrew Wright Grantor Retained Annuity Trust, Mark S. Heaney, James A. Wright and Courtney E. Panzer (filed on July 17, 2009 as Exhibit 4.2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 and incorporated by reference herein)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	Financial statements from the quarterly report on Form 10-Q of Addus HomeCare Corporation for the quarter ended September 30, 2016, filed on November 9, 2016 formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.*

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADDUS HOMECARE CORPORATION

Date: November 9, 2016	By:	/S/ R. DIRK ALLISON

R. Dirk Allison President and Chief Executive Officer (As Principal Executive Officer)

Date: November 9, 2016	By:	/S/ BRIAN POFF

Brian Poff Chief Financial Officer (As Principal Financial Officer)