Form 10-K
period 2016-12-31
Addus HomeCare Corp
filed 2017-03-15
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the last sale price on The NASDAQ Global Market on June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) was $129,127,802.

As of March 1, 2017, there were 11,529,535 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2017 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2016 fiscal year) are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

When included in this Annual Report on Form 10-K, or in other documents that we file with the Securities and Exchange Commission (“SEC”) or in statements made by or on behalf of the Company, words like “believes,” “belief,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “would,” “should” and similar expressions are intended to identify forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. These risks and uncertainties include, but are not limited to the following: changes in operational and reimbursement processes at the state level, changes in Medicaid, Medicare and other medical payment levels, changes in or our failure to comply with existing federal and state laws or regulations or the inability to comply with new government regulations on a timely basis, competition in the personal care service industry, the geographical concentration of our affiliated operations, changes in the case mix of consumers and payment methodologies, operational changes resulting from the assumption by managed care organizations of responsibility for managing and paying for personal care services to consumers, changes in estimates and judgments associated with critical accounting policies, our ability to maintain or establish new referral sources, our ability to renew significant agreements or groups of agreements, our ability to attract and retain qualified personnel, city and state minimum wage pressure, changes in payments and covered services due to the overall economic conditions and deficit spending by federal and state governments, future cost containment initiatives undertaken by third party payors, our ability to access financing through the capital and credit markets, our ability to meet debt service requirements and comply with covenants in debt agreements, business disruptions due to natural disasters or acts of terrorism, our ability to integrate and manage our information systems, our expectations regarding the size and growth of the market for our services, the acceptance of privatized social services, our expectations regarding changes in reimbursement rates, eligibility standards and limits on services imposed by state governmental agencies, the potential for litigation, our ability to successfully implement our personal care model to grow our business, our ability to attract referrals, our ability to continue identifying, pursuing and integrating acquisition opportunities and expand into new geographic markets, the impact of acquisitions on our business, the effectiveness, quality and cost of our services and various other matters, many of which are beyond our control.

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

Unless otherwise provided, “Addus,” “we,” “us,” “our,” and the “Company” refer to Addus HomeCare Corporation and our consolidated subsidiaries and “Holdings” refers to Addus HomeCare Corporation. When we refer to 2016, 2015 and 2014, we mean the twelve month period then ended December 31, unless otherwise provided.

A copy of this Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC, including all exhibits, is available on our internet website at http://www.addus.com on the “Investor” page link. Information contained on, or accessible through, our website is not a part of, and is not incorporated by reference into, this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

Overview

We operate as one business segment and are a provider of comprehensive personal care services, which are principally provided in the home. Our personal care services provide assistance with activities of daily living. Our consumers are primarily persons who are at risk of hospitalization or institutionalization, such as the elderly, chronically ill and disabled. Our payor clients include federal, state and local governmental agencies, managed care organizations, commercial insurers and private individuals. As of December 31, 2016, we provided personal care services to over 33,000 consumers through 114 locations across 24 states, including three adult day services centers in Illinois. For the years ended December 31, 2016, 2015 and 2014, we served approximately 50,000, 48,000, and 43,000 discrete consumers, respectively.

A summary of our financial results for 2016, 2015 and 2014 is provided in the table below:

	For the Years Ended December 31,
	2016	2015	2014
	(Amounts in Thousands)
Net service revenues – continuing operations	$400,688	$336,815	$312,942
Net service revenues – discontinued operations	—	—	—
Net income from continuing operations	11,927	11,353	11,963
Earnings from discontinued operations	97	270	280
Net income	$12,024	$11,623	$12,243

Total assets	$231,030	$185,797	$180,803

Our services are predominantly provided in the home under agreements with state and local government agencies. Our consumers are predominately “dual eligible,” meaning they are eligible to receive both Medicare and Medicaid benefits. The federal government permits states to initiate dual eligible demonstration programs and other managed Medicaid initiatives designed to coordinate the services provided through Medicare and Medicaid, with the overall objective of improving care quality and reducing costs. States are increasingly implementing managed care programs to deliver care for Medicaid enrollees. Managed care organizations have an economic incentive to better manage the healthcare expenditures of their membership, and therefore seek to provide care in a more cost-effective setting, such as a patient’s home. Managed care revenues account for 26.1%, 18.3% and 9.1% of our revenue mix for 2016, 2015 and 2014, respectively.

The personal care services we provide include assistance with bathing, grooming, oral care, skincare, assistance with feeding and dressing, medication reminders, meal planning and preparation, housekeeping and transportation services and other activities of daily living. We provide these non-medical services on a long-term, continuous basis, with an average duration of approximately 26 months per consumer.

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

We utilize home care aides to observe and report changes in the condition of our consumers for the purpose of early intervention in the disease process, with the goal of reducing the cost of medical services by preventing unnecessary emergency room visits and/or hospital admissions and re-admissions. We coordinate the services provided by our team with those of other healthcare agencies as appropriate. Changes in consumers’ conditions are evaluated by appropriately trained managers and may result in the condition being reported to the consumers’ case manager at the managed care organization or other payor, in some cases to the consumers’ primary care physicians for treatment or other follow-up. We believe this approach to the care of our consumers and the integration of our services into the broader healthcare continuum are attractive to managed care organizations and other payors who are ultimately responsible for the healthcare needs and costs of our consumers.

We utilize Interactive Voice Response (“IVR”) systems and smart phone applications to communicate with our home care aides. Through these technologies, we are able to identify changes in health conditions with automated alerts forwarded to an appropriate manager for triage and evaluation. In addition, we use technology to record basic transaction information about each visit, record start and end times for a scheduled shift, track mileage reimbursement, send text messages to the home care aide and communicate basic payroll information.

In addition to our focus on organic growth, we have grown through selective acquisitions which have expanded our presence in current markets or which have facilitated our entry into new markets where the personal care business has been moving to managed care organizations. We completed seven acquisitions during the period from December 2013 through December 2016.

Effective March 1, 2013, we sold substantially all of the assets used in our home health business (the “Home Health Business”) in Arkansas, Nevada and South Carolina, and 90% of the Home Health Business in California and Illinois, to subsidiaries of LHC Group, Inc. (“the Purchasers”) for a cash purchase price of approximately $20.0 million. We retained a 10% ownership interest in the Home Health Business in California and Illinois. The assets sold included 19 home health agencies and two hospice agencies in five states. On December 30, 2013, we sold one home health agency in Pennsylvania for approximately $0.2 million. The results of the Home Health Business sold are reflected as discontinued operations for all periods presented herein. Following the sale of the Home Health Business, we have managed and internally reported our business in one segment. We maintain licensure as a home health agency in Delaware and, in order to provide personal care services in the state, provide limited home health services reimbursable by Medicare. Until ceasing business in the State of Indiana on August of 2015, we also provided limited home health services reimbursable by Medicare in order to comply with regulatory requirements that personal care services be provided by a licensed home health agency. Priority Home Health Care, located in Ohio, also maintains enrollment in, but does not derive significant revenues from Medicare.

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

Our Market and Opportunity

We provide personal care services to the elderly and other infirm adults who require long-term care and assistance with activities of daily living. In recent years, home and community-based services (“HCBS”), including personal care services, have grown in significance and demand. This trend is expected to continue as a result of the aging of the U.S. population, increased life expectancy, and increased opportunities for individuals to receive home-based care as an alternative to institutionalization. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, “ACA”), made available financial incentives through 2015 for state Medicaid programs that expanded HCBS as an alternative to nursing homes and other institutional long-term care alternatives.

In calendar year 2015, reported federal and state Medicaid expenditures for fee-for-service personal care services amounted to over $15 billion, an increase of $2.3 billion from 2012. Federal and state governments spent approximately $152 billion on Medicaid long-term services and supports (“LTSS”) in federal fiscal year 2014, a 4% increase over 2013, with growth primarily attributable to HCBS.

Many states use both fee-for-service and managed care delivery models for personal care services, but the number of beneficiaries served through managed care has grown. Between federal fiscal years 2013 and 2014, LTSS spending within Medicaid managed care programs grew at a rate of 55%. As of July 2016, 39 states contracted with risk-based managed care organizations to serve their Medicaid enrollees, with 13 of those states enrolling at least 75% of all elderly beneficiaries or those with disabilities in managed care organizations. In 23 states, some or all LTSS was provided through a managed care arrangement, and several states anticipate expanding these models geographically or to new populations in 2017. As of federal fiscal year 2016, the Centers for Medicare & Medicaid Services (“CMS”) requires states to identify and estimate their institutional and HCBS expenditures within Medicaid managed care.

In addition to the projected growth of government-sponsored personal care services, the private pay market for our services is continuing to expand. We provide our private pay consumers with the same services we provide to our government-sponsored personal care consumers.

Historically, there were limited barriers to entry in the personal care services industry. As a result, the personal care services industry developed in a highly fragmented manner, with many small local providers. Few companies have a significant market share across multiple regions or states. The lack of licensure or certification requirements in some states makes it difficult to estimate the number of personal care services agencies. However, projections published by the Centers for Disease Control and Prevention in 2016 indicate that social workers and home health and personal care aides are among the long-term care services occupations that will grow the most by 2030.

The personal care services industry has become subject to increased regulation. At the federal level, recent efforts have focused on improved coordination of regulation across the various types of Medicaid programs through which personal care services are offered. In several states, providers are now required to obtain state licenses or registrations and must comply with laws and regulations governing standards of practice. Providers must dedicate substantial resources to ensure continuing compliance with all applicable regulations and significant expenditures may be necessary to offer new services or to expand into new markets. Any failure to comply with the regulatory regime could lead to the termination of rights to participate in federal and state-sponsored programs and the suspension or revocation of licenses. We believe compliance with new licensing requirements or regulations, the increasing focus on improving health outcomes, the rising cost and complexity of operations and pressure on reimbursement rates due to constrained government resources may discourage for new providers and may encourage industry consolidation.

The Medicare-Medicaid Coordination Office was established pursuant to the ACA to effectively improve services for consumers who are eligible for both Medicare and Medicaid, also known as dual eligibles, and improve coordination between the federal and state governments in the delivery of items and services to which they are entitled. The Medicare-Medicaid Coordination Office within the CMS, works with state Medicaid agencies, and other federal and state agencies, as well as physicians and others, to make available technical assistance and educational tools to improve care coordination between Medicare and Medicaid, to reduce costs and improve beneficiary experience while reducing administrative and regulatory barriers between the programs. For example, the Financial Alignment Initiative is a demonstration project that tests capitated models and managed fee-for-service models of integrated care and payment for benefits provided to dual eligibles. Nationally, 13 states are currently participating in this initiative, including 7 of the 24 states in which we provide services.

We believe that our personal care program and our technology make us well-suited to partner with managed care organizations to address the needs of the dual eligible population. These programs reduce service duplication between personal care programs and traditional Medicare home health. We believe that our ability to identify changes in our consumers’ health and condition before acute intervention is required will lower the overall cost of care. We believe this approach to care delivery and the integration of our services into the broader healthcare continuum are particularly attractive to managed care organizations and others who are ultimately responsible for the healthcare needs of our consumers and over time will increase our business with them.

Our Growth Strategy

Our net service revenues growth is closely correlated with the number of consumers to whom we provide our services. Our continued growth depends on our ability to provide consistently high quality care, maintain our existing payor client relationships, establish relationships with new payors and increase our referral sources. Our continued growth is also dependent upon the authorization by state agencies of new consumers to receive our services. We believe there are several market opportunities for growth. The U.S. population of persons aged 65 and older is growing, and the U.S. Census Bureau estimates that this population will more than double by 2050. Additionally, we believe the overwhelming majority of individuals in need of care generally prefer to receive care in their homes. Finally, we believe the provision of personal care services is more cost-effective than the provision of similar services in an institutional setting for long-term care. The following are the key elements of our growth strategy:

•

Consistently provide high-quality care. We schedule our home care aides to perform their services at times mutually determined by our consumers. The home care aides are required to perform tasks as defined within the individual plan of care. We monitor the performance of our home care aides through regular supervisory visits in the homes of consumers.

•

Drive growth in existing markets. We have grown in our existing markets by enhancing the breadth of our services, increasing the number of referral sources and leveraging and expanding our payor relationships in each market. We have achieved this growth by educating referral sources about the benefits of our services.

•

Market the benefits of our personal care model to managed care organizations serving the dual eligible populations. Our personal care model provides significant opportunities to effectively market to a wide range of payor clients and referral sources, many of whom are responsible for consumers with both social and medical service needs. We seek to partner with managed care organizations to address the needs of the dual eligible population in light of governmental incentives for consumers to enroll in managed care plans. We believe that our approach to the provision of care to our consumers and the integration of our services into the broader healthcare industry are particularly attractive to managed care organizations and others who are ultimately responsible for both the healthcare needs and related costs of our consumers.

•	Grow through acquisitions. Our strategy is to expand within our existing markets and to enter new markets.

•

Expand into new markets. We offer our services in geographic markets contiguous to our existing markets through de novo agency development. We also anticipate we will have opportunities to develop new agencies in response to requests from managed care organizations.

Our Services

As of December 31, 2016, we delivered services to our consumers through 114 individual agencies located in 24 states and three adult day services centers in Illinois. Our services, which include non-medical care such as personal care services, are provided to consumers who are unable to independently perform some or all of their activities of daily living. Without our services, many of our consumers would be at risk of placement in a long-term care institution.

Personal care services are primarily provided to older adults and younger disabled persons in their homes on an as-needed, hourly basis. Typically provided by home care aides, our services are needed when assistance from family or community members is insufficient or when caregivers need respite. Personal care services include assistance with bathing, grooming, oral care, skincare, assistance with feeding and dressing, medication reminders, meal planning and preparation, housekeeping and transportation services and other activities of daily living. Many consumers need such services on a long-term basis to address chronic or acute conditions. Each payor client establishes its own eligibility standards, determines the type, amount, duration and scope of services, and establishes the applicable reimbursement rate in accordance with applicable law, regulations or contracts. We provide personal care services for an average duration of approximately 26 months per consumer.

As of December 31, 2016, we also operated three adult day services centers in Illinois that each provides a comprehensive program of skilled and support services and certain health services for adults in a community-based group setting. These services include social activities, transportation to and from the centers, the provision of meals and snacks, personal care and therapeutic activities, such as exercise and cognitive interaction. In order to focus on providing services to consumers in their homes, effective March 1, 2017, Addus ceased the adult day services businesses and sold substantially all of the assets used in our adult day services centers.

Our payor clients are principally federal, state and local governmental agencies and managed care organizations. The federal, state and local programs under which these organizations operate are subject to legislative, budgetary and other risks that can influence reimbursement rates. Managed care organizations that operate as an extension of our state payors are subject to similar economic pressures. Our commercial insurance carrier payor clients are typically for profit companies and are continuously seeking opportunities to control costs.

Most of our services are provided pursuant to agreements with state and local governmental social and aging service agencies. These agreements generally have an initial term of one to two years and may be terminated with 60 days’ notice. They are typically renewed for one to five-year terms, provided that we have complied with licensing, certification and program standards, and other regulatory requirements. Reimbursement rates and methods vary by state and service type, but are typically based on an hourly or unit-of-service basis. Managed care organizations are becoming an increasing portion of our payor mix as states shift from the management of their programs to managed care organizations. In 2016, approximately 70.4% of our net service revenues from continuing operations were derived from state and local government programs, with 26.1% derived from managed care organizations, while approximately 3.5% of net service revenues from continuing operations were derived from insurance programs and private pay consumers.

For 2016, 2015 and 2014, our revenue mix by payor type for continuing operations was as follows:

	Year Ended December 31,
	2016	2015	2014
State, local and other governmental programs	70.4%	77.7%	86.4%
Managed care organizations	26.1	18.3	9.1
Private pay	2.4	3.0	3.4
Commercial insurance	1.1	1.0	1.1

	100.0%	100.0%	100.0%

We derive a significant amount of our net service revenues from our operations in Illinois, New York, New Mexico and Washington. The percentages of total revenue for each of these significant states for 2016, 2015 and 2014 were as follows:

	% of Total Revenue for the Years Ended December, 31
State	2016	2015	2014
Illinois	53.6%	59.5%	60.6%
New York	12.9	—	—
New Mexico	7.5	8.5	8.2
Washington	4.5	4.9	5.0

A significant amount of our net service revenues from continuing operations are derived from one specific payor client, the Illinois Department on Aging, which accounted for 42.1%, 48.8%, and 53.2% of our total net service revenues from continuing operations for 2016, 2015 and 2014, respectively.

We also measure the performance of our business through review of our billable hours per client, billable hours per business day, revenues per billable hour and the number of consumers served, or census.

Competition

The personal care services industry is highly competitive, fragmented and market specific. Each local market has its own competitive profile and no single competitor has significant market share across all of our markets. Our competition consists of personal care service providers, home health providers, private caregivers, larger publicly held companies, privately held companies, privately held single-site agencies, hospital-based agencies, not-for-profit organizations, community-based organizations, managed care organizations and self-directed care programs. In addition, certain governmental payors contract for services with independent providers such that our relationships with these payors are not exclusive. This is particularly true in California where individuals act as independent providers, meaning individuals provide services for a consumer and are paid directly by the county where services are delivered. We have experienced, and expect to continue to experience, competition from new entrants into our markets. Increased competition may result in pricing pressures, loss of or failure to gain market share or loss of consumers or payors, any of which could harm our business. In addition, some of our competitors may have greater financial, technical, political and marketing resources and name recognition with consumers and payors.

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

We establish new referral relationships with various managed care organizations who contract with the states for the management of the state Medicaid programs under dual eligible demonstration and similar Medicaid managed care programs. We have met with many contracted managed care organizations in markets where we serve our clients and believe we are building the relationships necessary to ensure continued referrals of new clients.

We receive substantially all of our consumers through third-party referrals. Generally, family members of potential consumers are made aware of available in-home or alternative living arrangements through a state or local case management system. These systems are operated by governmental or private agencies. We receive referrals from state departments on aging, rehabilitation, mental health and children’s services, county departments of social services, the Veterans Health Administration and city departments on aging.

We provide ongoing education and outreach to our target communities in order to inform the community about state and locally-subsidized care options and to communicate our role in providing quality personal care services. We also utilize consumer-direct sales, marketing and advertising programs designed to attract consumers.

Payment for Services

We are compensated for substantially all of our services by federal, state and local government programs, such as Medicaid funded programs and Medicaid waiver programs, other state agencies, the Veterans Health

Administration, managed care organizations, commercial insurance and private pay consumers. Depending on the type of service, coverage for services may be predicated on a case manager, physician or nurse determination that the care is necessary or on the development of a plan for care in the home.

The following table sets forth net service revenues from continuing operations derived from each of our major payors during the indicated periods as a percentage of total net service revenues from continuing operations.

	Year Ended December 31,
Payor	2016	2015	2014
Illinois Department on Aging	42.1%	48.8%	53.2%
Other federal, state and local payors	28.3	28.9	33.2
Managed care organizations	26.1	18.3	9.1
Private pay	2.4	3.0	3.4
Commercial insurance	1.1	1.0	1.1

Total	100.0%	100.0%	100.0%

Illinois Department on Aging

We provide personal care services pursuant to agreements with the Illinois Department on Aging, which is funded by Medicaid and general revenue funds of the State of Illinois. Consumers are identified by case managers contracted independently with the Illinois Department on Aging. Once a consumer has been evaluated and determined to be eligible for the program, the case manager refers the consumer to a list of authorized providers, from which the consumer selects the provider. We provide our services in accordance with a care plan developed by the case manager and under administrative directives from the Illinois Department on Aging. We are reimbursed on an hourly fee-for-service basis.

Due to its revenue deficiencies, financing issues and delay in finalizing budgets, the State of Illinois is reimbursing providers on a delayed basis. These payment delays could adversely impact our liquidity and may result in the need to increase borrowings under our credit facility. Delayed payor reimbursements from the State of Illinois could contribute to an increase in our receivables balances. The State of Illinois did not adopt a comprehensive budget for fiscal year 2016, which ended on June 30, 2016, and it has not yet adopted a comprehensive budget for fiscal year 2017, which began on July 1, 2016. Stopgap budget legislation was enacted on June 30, 2016, which appropriated funds through December 31, 2016. Without a budget, the State is not authorized to pay for non-Medicaid consumers we serve. Non-Medicaid consumers from Illinois represent approximately 15% of our current total annual revenues. Our accounts receivable, net of allowance for doubtful accounts at December 31, 2016, increased 37.7% compared to 2015, due in part to delays from the State of Illinois in the second half of 2016. Accounts receivable attributable to delayed payments from the Illinois Department on Aging totaled $53.0 million at the end of 2016, approximately $36.8 million related to Non-Medicaid consumers and approximately $16.2 million related to Medicaid consumers. Reimbursements from the State of Illinois could be further delayed due to the lack of a budget for fiscal year 2017 and because current forecasts indicate higher state deficits in the near future.

Other Federal, State and Local Payors

Medicaid Funded Programs and Medicaid Waiver Programs

Medicaid is a state-administered program that provides certain social and medical services to qualified low-income individuals and is jointly funded by the federal government and individual states. Reimbursement rates and methods vary by state and service type, but are typically based on an hourly or unit-of-service basis. Rates are subject to adjustment based on statutory and regulatory changes, administrative rulings, government funding limitations and interpretations of policy by individual state agencies. Within guidelines established by federal statutes and regulations, and subject to federal oversight, each state establishes its own eligibility standards, determines the type, amount, duration and scope of services, sets the rate of payment for services and administers its own program. Most states cover Medicaid beneficiaries for intermittent home health services as well as continuous services for children and young adults with complicated medical conditions, and certain states cover home and community-based services.

Currently, personal care services and other HCBS are largely reimbursed on a fee-for-service basis. However, states may seek permission from CMS to provide personal care services under waivers of traditional Medicaid requirements. In an effort to control escalating Medicaid costs, states are increasingly requiring Medicaid beneficiaries to enroll in managed care plans that require beneficiaries to work with case managers. In 2012, Illinois enacted Medicaid legislation requiring that 50% of Medicaid beneficiaries be enrolled in some type of care coordination program by 2015. A report issued by the Illinois Department on Aging in 2016 indicates that over 60% of the state’s Medicaid population is enrolled in a care coordination program, many provided through various managed care entities including managed care organizations.

Veterans Health Administration

The Veterans Health Administration operates the nation’s largest integrated healthcare system, with more than 1,700 sites of care, and provides healthcare benefits, including personal care services, to eligible military veterans. The Veterans Health Administration provides funding to regional and local offices and facilities that support the in-home care needs of eligible aged and disabled veterans by contracting directly with local in-home care providers, and to the aid and attendance pension, which pays veterans for their otherwise unreimbursed health and long-term care expenses. We currently have relationships and agreements with the Veterans Health Administration to provide personal care services in several states, with the most Veterans Health Administration services being provided to eligible consumers in Illinois, Arkansas and California.

Other

Other sources of funding are available to support personal care services in different states and localities. In addition, many states appropriate general funds or special use funds through targeted taxes or lotteries to finance personal care services for senior citizens and individuals with disabilities. Depending on the state, these funds may be used to supplement existing Medicaid waiver programs or for distinct programs that serve non-Medicaid eligible consumers.

Managed Care Organizations

Many states are moving the administration of their Medicaid personal care programs to commercially managed care insurance companies. This transition is due to an overall desire to better manage the costs of the Medicaid long term care programs. Reimbursement from the managed care organizations is generally on an hourly, fee-for-service basis with rates consistent with the individual state funded rates.

Commercial Insurance

Most long-term care insurance policies contain benefits for in-home services and adult day services. Policies are generally subject to dollar limitations on the amount of daily, weekly or monthly coverage provided.

Private Pay

Our private pay services are provided on an hourly basis. Our rates are established to achieve a pre-determined gross profit margin, and are competitive with those of other local providers. We bill our private pay consumers for services rendered either bi-monthly or monthly, and in certain circumstances we obtain a two- week deposit from the consumer. Other private payors include workers’ compensation programs/insurance, preferred provider organizations and employers.

Exposure for Payments Previously Received

As described above under the caption “Business—Overview,” we sold our Home Health Business effective March 1, 2013, pursuant to an Asset Purchase Agreement, dated as of February 7, 2013 (the “Home Health Purchase Agreement”), with LHC Group, Inc. and the Purchasers identified therein. Pursuant to the Home Health Purchase Agreement, we retained a 10% ownership interest in the Home Health Business in California and Illinois. In addition, not included in the sale were four home health agencies in Delaware, Idaho, Indiana and Pennsylvania. The home health agency in Pennsylvania was sold on December 30, 2013, the agency in Idaho was closed in November 2012, the agency in Indiana was closed August 2015 and efforts to sell the Idaho agency were abandoned in December 2013.

While we no longer receive substantial payments from Medicare for home health services, pursuant to the Home Health Purchase Agreement, we are obligated to indemnify the Purchasers for, among other things, (i) penalties, fines, judgments and settlement amounts arising from a violation of certain specified statutes, including the False Claims Act, the Civil Monetary Penalties Law, the federal Anti-Kickback Statute, the Stark Law or any state law equivalent in connection with the operation of the Home Health Business prior to the consummation of the sale (the “Closing”) and (ii) any liability related to the failure of any reimbursement claim submitted to certain government programs for services rendered by the Home Health Business prior to the Closing to meet the requirements of such government programs, or any violation prior to the Closing of any healthcare laws. Such liabilities include amounts to be recouped by, or repaid to, such government programs as a result of improperly submitted claims for reimbursement or those discovered as a result of audits by investigative agencies. All services that we have provided that have been or may be reimbursed by Medicare are subject to retroactive adjustments and/or total denial of payments received from Medicare under various review and audit provisions included in the program regulations. The review period is generally described as six years from the date the services are provided but could be expanded to ten years under certain circumstances if fraud is found to have existed at the time of original billing. In the event that there are adjustments relating to the period prior to the Closing, we may be required to reimburse the Purchasers for the amount of such adjustments.

Medicare is the U.S. government’s health insurance program funded by the Social Security Administration for individuals aged 65 or older, individuals under the age of 65 with certain disabilities and individuals of all ages with end-stage renal disease. Eligibility for Medicare does not depend on income, and coverage is restricted to reasonable and medically-necessary treatment.

Medicare home health rates are based on a Medicare episodic rate set annually through federal regulation. The rate covers a 60-day episode of care. Payment for each patient’s episode of care is based on the severity of the consumer’s condition, his or her service needs and other factors relating to the cost of providing services and supplies.

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

Employees

The following is a breakdown of our part- and full-time employees, as well as the employees in our National Support Center, as of December 31, 2016:

	Full-time	Part-time	Total
Continuing Operations – Personal Care Services	2,252	20,613	22,865
National Support Center	197	8	205

	2,449	20,621	23,070

Our home care aides provide substantially all of our services and comprise approximately 97.9% of our total workforce. They undergo a criminal background check, and are provided with pre-service training and orientation and an evaluation of their skills. In many cases, home care aides are also required to attend ongoing in-services education. In certain states, our home care aides are required to complete certified training programs and maintain a state certification. Approximately 66.1% of our total employees are represented by labor unions. We maintain strong working relationships with these labor unions. We have a national agreement with the Service Employees International Union (the “SEIU”) which is currently under negotiation, as well as numerous agreements with local SEIU affiliates which are renegotiated from time to time.

Technology

We have licensed the Horizon Homecare software solution (“Horizon Homecare”) from McKesson Information Solutions, LLC (“McKesson”), to address our administrative, office, clinical and operating information system needs, including assisting with the compliance of our operating systems with the Health Insurance Portability and Accountability Act of 1996, or HIPAA, requirements. Horizon Homecare assists our staff in gathering information to improve the quality of consumer care, optimize financial performance, adjust consumer mix, promote regulatory compliance and enhance staff efficiency. Horizon Homecare supports intake, personnel scheduling, office, clinical and reimbursement management in an integrated database. Horizon Homecare is hosted by McKesson in a secure data center, which provides multiple redundancies for storage, power, bandwidth and security. Using this technology, we are working to standardize the care delivered across our network of locations and monitor our performance and consumer outcomes.

We have licensed the QlikView Business Intelligence software to provide historical, current, and forward-looking operational performance to identify and create or improve our current business strategies. This software has been integrated with our Horizon platform to provide high level historical and current analytical views to measure performance and better understand the factors that are driving our key metrics in a real-time manner. We are also disseminating detailed visit information to line level management to identify clients where scheduling or visit activities are not on track to meet their servicing needs.

We currently use the Ultipro system by Ultimate Software to address our human resources and payroll processing needs. Ultimate is a web based provider of integrated human resource and payroll software, which supports our management with the systems and reporting necessary to manage our employees. Both software systems are integrated with Horizon Homecare and other clinical data-management systems, and include features for tax reporting, managing wage assignments and garnishments, on-site check printing, general ledger population and direct-deposit paychecks. Secure management reports are made available centrally and through our internal reporting module.

We have made the decision to convert our payroll system from Ultimate to ADP and we expect this conversion to be complete in 2017. ADP will reduce the current cost of processing payroll while reducing issues and errors. We will be adding significant electronic support systems to our recruiting, human resources, payroll and accounting support functions. This conversion will solidify our ability to easily migrate acquired entities, improve compliance to state and regulatory requirements and supply needed self-service capabilities to various levels within the Company.

In some states, we utilize commercial vendors for electronic visit verification pursuant to which our personal care service aides record their beginning and ending times for services provided through either an IVR system or cell phone based system. In the fall of 2016, we transitioned all company provided mobile devices to CellTrak for all mobile and IVR traffic unless otherwise mandated by a state to utilize a specific technology.

Government Regulation

Overview

Our business is subject to extensive federal, state and local regulation. Changes in the laws and regulations or new interpretations of existing laws and regulations may have a material impact on the definition of permissible activities, the relative cost of doing business, and the methods and amounts of payment for care by both governmental and other payors. In addition, differences among state laws may impede our ability to expand into certain markets. If we fail to comply with applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate and our ability to participate in federal or state programs. In addition the healthcare industry has experienced, and is expected to continue to experience, extensive and dynamic change. It is difficult to predict the effect of these changes on budgetary allocations for our services. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”

Medicaid Participation

To participate in and qualify for reimbursement under Medicaid programs, we are subject to various requirements imposed by federal and state authorities. If we were to violate the applicable federal and state regulations, we could be excluded from participation in federal and state healthcare programs and be subject to substantial civil and criminal penalties. Federal regulations set forth eligibility requirements for personal care services provided under Medicaid waiver programs. These regulations specify that home based settings must be integrated in and support full access to the greater community, be selected by individuals from among different setting options, ensure privacy rights of individuals, optimize autonomy and independence in making life choices, and facilitate individual choice regarding services and supports. We may face additional costs associated with compliance with these regulations, but these costs will vary from state to state, depending on how the requirements are implemented.

Affordable Care Act

The U.S. Congress and certain state legislatures have passed many laws and regulations in recent years intended to effect major change within the national healthcare system, the most prominent of which is the ACA. However, the future of the ACA is unclear following the 2016 federal elections. The new presidential administration and certain members of Congress have stated their intent to repeal or make significant changes to the ACA, its implementation or interpretation, but have not yet agreed upon specific proposals for replacement reforms. As currently structured, the ACA affects how healthcare services are delivered and reimbursed through the expansion of health insurance coverage, reduction of growth in Medicare program spending, and the establishment and expansion of programs that tie reimbursement to quality and integration. It includes several provisions that may affect reimbursement for our services. It allows states to expand eligibility for Medicaid enrollment. A number of states, including some in which we operate, have not participated in Medicaid expansion. Some of the states that did not expand Medicaid are evaluating or participating in an alternative waiver plan.

The ACA established within CMS the Center for Medicare and Medicaid Innovation, or CMMI, to test innovative payment and service delivery systems to reduce program expenditures while maintaining or enhancing quality. For example, the CMMI has supported testing of new models of care for dual eligibles, funding of home health providers that offer chronic care management services, and establishment of pilot programs that bundle acute care hospital services with physician services and post-acute care services, which may include home health services for certain patients. These systems could have a material impact on our business.

Permits and Licensure

Our personal care services are authorized and/or licensed under various state and county requirements. Although our home care aides are generally not subject to licensure requirements, certain states require them to complete training programs and maintain state certification. We believe we are currently licensed appropriately as required by the laws of the states in which we operate, but additional licensing requirements may be imposed upon us in existing markets or markets that we enter in the future. For example, California’s Home Care Services Consumer Protection Act was enacted in 2013. This statute establishes a licensing program for home care organizations and requires background checks, basic training, and tuberculosis screening for the aides that are employed by home care organizations. Compliance by home care organizations and aides was expected by January 2016. Although we sold the bulk of our home health business in California in March 2013, we continue to operate in California and are subject to ongoing costs under the statute.

Fraud and Abuse Laws

Anti-Kickback Laws: The federal Anti-Kickback Statute prohibits the offering, payment, solicitation or receipt of any remuneration to induce referrals or orders for items or services covered by federal healthcare programs such as Medicare and Medicaid. Courts have interpreted this statute broadly and held that there is a violation if just one purpose of the remuneration is to generate referrals. Knowledge of the law or intent to violate the law is not required. Violations of the federal Anti-Kickback Statute may be punished by criminal fines, imprisonment, significant civil monetary penalties and exclusion from participation in federal healthcare programs. In addition, the submission of a claim for services or items generated in violation of the federal Anti-Kickback Statute may be subject to additional penalties under the federal False Claims Act. Many states, including Illinois, Nevada and California have similar laws proscribing kickbacks, some of which apply regardless of the source of payment for items or services.

The Stark Law and other Prohibitions on Physician Self-Referral: The federal law commonly known as the “Stark Law” prohibits physicians from referring Medicare and Medicaid beneficiaries to an entity that provides certain “designated health services,” including home health services, if they, or their family members, have a financial relationship with the entity receiving the referral, unless an exception applies. The Stark Law also prohibits entities that provide designated health services reimbursable by Medicare or Medicaid from billing these programs for any items or services that result from a prohibited referral and requires the entities to refund amounts received for items or services provided pursuant to a prohibited referral. Violations of the Stark Law may result in denial of payment, and are punishable by civil monetary penalties and exclusion from federal healthcare programs of both the person making the referral and the provider rendering the service. Failure to refund amounts received as a result of a prohibited referral on a timely basis may constitute a false or fraudulent claim, which may result in additional penalties imposed under the federal False Claims Act. We attempt to structure our relationships, including compensation agreements with physicians who served as medical directors in our home health agencies, to meet an exception to the Stark Law, but we cannot provide assurance that every relationship is fully compliant. Many states, including Illinois, Nevada and California have also enacted statutes similar in scope and purpose to the Stark Law.

The False Claims Act: Numerous state and federal laws govern the submission of claims for reimbursement and prohibit false claims or statements. Under the federal False Claims Act, for example, the government may fine any person, company or corporation that knowingly submits, or participates in submitting, claims for payment to the federal government that are false or fraudulent, or which contain false or misleading information. “Knowingly” is defined broadly, and includes submission of a claim with reckless disregard to its truth or falsity. The federal False Claims Act can be used to prosecute fraud involving issues such as coding errors and billing for services not provided. Violations of other statutes, such as the federal Anti-Kickback Statute, can also serve as a basis for liability under the federal False Claims Act. Among other potential bases for liability is the knowing and improper failure to report and return overpayments received from Medicare or Medicaid in a timely manner following identification of the overpayment. An overpayment is deemed to be “identified” when a person has, or should have through reasonable diligence, determined that an overpayment was received and quantified the overpayment.

A provider determined to be liable under the False Claims Act may be required to pay three times the amount of actual damages sustained by the federal government, in addition to mandatory civil monetary penalties that range from $10,957 to $21,916 for each false or fraudulent claim, after taking 2017 updates into account. These penalties will be updated annually based on changes to the consumer price index. Private parties may initiate whistleblower lawsuits alleging the defrauding of the federal government by a provider and may receive a share of any settlement or judgment. When a private individual brings an action under the federal False Claims Act, the defendant generally is not made aware of the lawsuit under the federal government commences its own investigation or determines whether it will intervene.

Every entity that receives at least $5 million in Medicaid payments annually must have written policies regarding certain federal and state laws for all employees, contractors and agents. These polices must provide detailed information about false claims, false statements and whistleblower protections.

Many states, including Illinois, Nevada and California have similar false claims statutes that impose additional liability for the types of acts prohibited by the False Claims Act.

Other Fraud and Abuse Provisions: Criminal and civil penalties may be imposed under various other federal and state statutes that prohibit various forms of fraud and abuse. For example, the federal Civil Monetary Penalties Law (“CMPL”) imposes substantial penalties for offering remuneration or other inducements to influence federal healthcare beneficiaries’ decisions to seek specific governmentally reimbursable items or services or to choose particular providers. It also imposes penalties for contracting with an individual or entity known to be excluded from a federal healthcare program. The CMPL requires a lower burden of proof than some other fraud and abuse laws, including the federal Anti-Kickback Statute. Civil monetary penalties increased significantly in 2016, were further adjusted in 2017, and will be updated annually based on changes to the consumer price index. In addition to the financial penalties, federal enforcement officials are able to exclude from Medicare or Medicaid any individuals or entities convicted of Medicare or Medicaid fraud or other offenses related to the delivery of items or services under those programs. Persons who have been excluded from the Medicare or Medicaid program may not retain ownership in a participating entity. Participating entities that permit continued ownership by excluded individuals, that contract with excluded individuals, and the excluded individuals themselves, may be penalized.

Payment Integrity

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

Under the Recovery Audit Contractor (“RAC”) program, CMS contracts with third parties to identify improper Medicare payments. RACs are paid a contingent fee based on the improper payments identified and corrected. CMS has also instituted Zone Program Integrity Contracts (“ZPICs”) for additional audit of Medicare providers, including home health agencies. By statute, states are required to enter into contracts with RACs to audit payments to Medicaid providers. Further, under the Medicaid Integrity Program, CMS employs private contractors, referred to as Medicaid Integrity Contractors (“MICs”), to perform post-payment audits of Medicaid claims and identify overpayments.

From time to time, various federal and state agencies, such as the U.S. Department of Health and Human Services (“HHS”), issue pronouncements that identify practices that may be subject to heightened scrutiny, as well as practices that may violate fraud and abuse laws. For example, the Office of the Inspector General (the “OIG”) issued an Investigative Advisory in 2012 that identified a number of program integrity vulnerabilities in the delivery of personal care services and recommending corrective actions by CMS. In December 2016, CMS issued a bulletin highlighting safeguards that state Medicaid agencies can put in place around personal care services. It has also issued guidance to personal care services agencies and attendants on avoiding improper payments. We believe, but cannot assure you, that our operations comply with the principles expressed by HHS in these reports, advisories and guidance.

HIPAA and Other Privacy and Security Requirements

The HIPAA Administrative Simplification provisions and implementing regulations require the use of uniform electronic data transmission standards and code sets for certain healthcare claims and reimbursement payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the U.S. healthcare industry.

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and its implementing regulations extensively regulate the use, disclosure, confidentiality, availability and integrity of individually identifiable health information, known as “protected health information,” and provide for a number of individual rights with respect to such information. These requirements apply to most healthcare providers, which are known as “covered entities,” including our company. Vendors, known as “business associates,” that handle protected health information, on behalf of covered entities must also comply with most HIPAA requirements. A covered entity may be subject to penalties as a result of a business associate violating HIPAA, if the business associate is found to be an agent of the covered entity.

Covered entities must, among other things, maintain privacy and security policies, train workforce members, maintain physical, administrative, and technical safeguards, enter into confidentiality agreements with business associates, and permit individuals to access and amend their protected health information. In addition, covered entities must report breaches of unsecured (unencrypted) protected health information to affected individuals without unreasonable delay, but not to exceed 60 calendar days from the discovery date of the breach. Notification must also be made to HHS and, in certain cases involving large breaches, to the media.

HIPAA violations may result in criminal penalties and significant civil penalties. Our company is also subject to other applicable federal or state laws that are more restrictive than HIPAA, which could result in additional penalties. For example, the Federal Trade Commission uses its consumer protection authority to initiate enforcement actions against entities whose inadequate data security programs may expose consumers to fraud, identity theft and privacy intrusions. Various state laws and regulations require entities that maintain individually identifiable information (even if not health-related) to report data breaches to affected individuals and, in some cases, state regulators. We expect compliance with HIPAA and other privacy and security standards to continue to impose significant costs on our business lines.

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

The risks described below, and the risks described elsewhere in this Form 10-K, could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows, cause the trading price of our common stock to decline and cause the actual outcome of matters to differ materially from our current expectations as reflected in forward-looking statements made in this Form 10-K. The risk factors described below and elsewhere in this Form 10-K are not the only risks we face. Our business and consolidated financial condition, results of operations and cash flows may also be materially adversely affected by factors that are not currently known to us, by factors that we currently consider immaterial or by factors that are not specific to us, such as general economic conditions.

You should refer to the explanation of the qualifications and limitations on forward-looking statements under “Special Caution Concerning Forward-Looking Statements.” All forward-looking statements made by us are qualified by the risk factors described below.

Risks Related to Our Business and Industry

Reductions in reimbursement and other changes to Medicaid, Medicaid waiver, other state and local medical and social programs could adversely affect our client caseload, units of service, net service revenues, gross profit and profitability.

For the year ended December 31, 2016, we derived approximately 70.4% of our net service revenues from state and local governmental agencies, primarily through Medicaid and Medicaid waiver programs. Governmental agencies generally condition their agreements upon a sufficient budgetary appropriation. Almost all of the states in which we operate have experienced periodic financial pressures and budgetary shortfalls due to challenging economic conditions and the rising costs of healthcare, and the Medicaid program is often a state’s largest program. As a result, many states have made, are considering or may consider making changes in their Medicaid, Medicaid waiver or other state and local medical and social programs, including enacting legislation designed to reduce Medicaid expenditures.

Changes at the federal level also affect Medicaid policy and funding and the healthcare industry more broadly. The ACA, for example, made significant changes to Medicaid eligibility requirements. Future health reform efforts or efforts to repeal or significantly change the ACA will likely impact state programs. In addition, the federal government oversees various demonstration projects and Medicaid waiver programs under which states may apply to test new or existing approaches to payment and delivery of Medicaid benefits.

If changes in Medicaid policy result in a reduction in available funds for the services we offer or a reduction in the number of beneficiaries eligible for our services, our net service revenues could be negatively impacted. Our profitability depends principally on the levels of government-mandated payment rates and our ability to manage the cost of providing services.

Changes that may occur at the federal or state level to address budget deficits or otherwise contain costs include:

•	limiting increases in, or decreasing, reimbursement rates;

•	redefining eligibility standards or coverage criteria for social and medical programs or the receipt of personal care services under those programs;

•	increasing consumer responsibility, including through increased co-payment requirements;

•	decreasing benefits available under Medicaid programs, such as limiting the number of hours of personal care services that will be covered;

•	slowing payments to providers;

•	increasing utilization of self-directed care alternatives or “all inclusive” programs; or

•	shifting beneficiaries to managed care organizations.

Certain of these measures have been implemented by, or are proposed in, states in which we operate. In 2016, we derived approximately 53.6% of our total net service revenues from continuing operations from services provided in Illinois, 12.9% of our total net service revenues from continuing operations in New York, 7.5% of our total net service revenues from continuing operations in New Mexico and 4.5% of our total net service revenues from continuing operations from services provided in Washington. Because a substantial portion of our business is concentrated in these states, any significant reduction in expenditures that pay for our services in these states and other states in which we do business may have a disproportionately negative impact on our future operating results. Illinois, in particular, is experiencing budgetary issues. The Governor of Illinois proposed a budget for fiscal year 2017 (which started July 1, 2016) that contains several measures aimed at reducing costs associated with the Illinois Department on Aging. If enacted, these measures could affect the number of clients we serve and our growth in Illinois.

In some cases, commercial insurance companies and other private payors rely on government payment systems to determine payment rates. As a result, changes to government healthcare programs that reduce Medicaid payments may negatively impact payments from private payors, as well. Any reduction in reimbursements or imposition of copayments that dissuade the use of our services, or any reduction in reimbursement from private payors, could materially adversely affect our profitability.

The implementation of alternative payment models and the transition of Medicaid beneficiaries to managed care organizations may limit our market share and could adversely affect our revenues.

Many government and commercial payors are transitioning providers to alternative payment models that are designed to promote cost-efficiency, quality and coordination of care. For example, accountable care organizations (“ACOs”) incentivize hospitals, physician groups, and other providers to organize and coordinate patient care while reducing unnecessary costs. Several states have implemented, or plan to implement, accountable care models for their Medicaid populations. If we are not included in these programs, or if ACOs establish programs that overlap with our services, we are at risk for losing market share and for a loss of our current business.

We may be similarly impacted by state efforts to transition Medicaid beneficiaries to managed care organizations. States are increasingly relying on managed care to deliver services within their Medicaid programs as a strategy to control costs. We cannot assure you that we will be able to secure favorable contracts with all or some of the managed care organizations, that our reimbursement under these programs will remain at current levels, that the authorizations for services will remain at current levels or that our profitability will remain at levels consistent with past performance. In addition, operational processes may not be well defined as a state transitions beneficiaries to managed care. For example, communication of changes to either the managed care organization or the consumers may be unclear. Membership, new referrals and the related authorization for services to be provided may be delayed, which may result in delays in service delivery to consumers or in payment for services rendered. Difficulties with operational processes may negatively affect our revenue growth rates, cash flow and profitability for services provided.

Other cost-saving initiatives may be presented by the government and commercial payors to control costs that subject our company to financial risk. We cannot predict at this time what effect alternative payment models may have on our company.

Our revenues are concentrated in a small number of states which will make us particularly sensitive to regulatory and economic changes in those states.

Our revenues are particularly sensitive to regulatory and economic changes in states in which we generate a significant portion of our revenues, including Illinois, New York, New Mexico and Washington. Accordingly, any change in the current demographic, economic, competitive or regulatory conditions in these states could have an adverse effect on our business, financial condition or results of operations. Changes to the Medicaid programs in these states could also have a disproportionately adverse effect on our business, financial condition, results of operations or cash flows.

Efforts to reduce the costs of the Illinois Department on Aging program could adversely affect our service revenues and profitability.

In 2016, we derived approximately 42.1% of our revenue from continuing operations from the Illinois Department on Aging programs. In his fiscal year 2016 budget proposal, the Governor of Illinois proposed changes aimed at reducing expenditures by the Illinois Department on Aging, such as an income cap and higher threshold of need for eligibility in the Community Care Program, as well as elimination of the add-on rate the Illinois Department on Aging had been paying Community Care Program service providers to help those providers pay for employee healthcare. Illinois did not enact a budget for fiscal year 2016 and therefore none of the Governor of Illinois’s proposals were enacted. The Governor of Illinois also issued a proposed budget for fiscal year 2017, which began July 1, 2016. In his proposed 2017 budget, the Governor again offered several measures intended to reduce costs associated with the Illinois Department on Aging, such as shifting non-Medicaid eligible seniors from the Community Care Program to a new program known as the Community Reinvestment Program, a move that the Governor estimated will save approximately $197 million in fiscal year 2017. At this time, it is difficult to ascertain how significant an impact these initiatives will have on our business. If they impact the eligibility of our consumers, the number of hours authorized or services provided to existing consumers, they would adversely affect our service revenues and growth.

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

Specifically, the State of Illinois is currently reimbursing us on a delayed basis. The State of Illinois did not adopt a comprehensive budget for fiscal year 2016, which ended on June 30, 2016, and it has not yet adopted a comprehensive budget for fiscal year 2017, which began on July 1, 2016. Stopgap budget legislation was enacted on June 30, 2016, which appropriated funds through December 31, 2016. Without a budget, the State is not authorized to pay for non-Medicaid consumers we serve. Non-Medicaid consumers from Illinois represent approximately 15% of our current total annual revenues. Our accounts receivable, net of allowance for doubtful accounts at December 31, 2016 increased 37.7% compared to 2015, due in part to delays from the State of Illinois in the second half of 2016. Accounts receivable attributable to delayed payments from the Illinois Department on Aging totaled $53.0 million at the end of 2016, approximately $36.8 related to Non-Medicaid consumers and approximately $16.2 related to Medicaid consumers. Reimbursements from the State of Illinois could be further delayed due to the lack of a budget for fiscal year 2017 and because current forecasts indicate higher state deficits in the near future.

The implementation or expansion of self-directed care programs in states in which we operate may limit our ability to increase our market share and could adversely affect our revenue.

Self-directed care programs are funded by Medicaid and state and local agencies and allow the consumer to exercise discretion in selecting personal care service providers. Consumers may hire family members, friends or neighbors to provide services that might otherwise be provided by a personal care service agency provider, such as our company. Most states and the District of Columbia have implemented self-directed care programs, to varying degrees and for different types of consumers. States are under pressure from the federal government and certain advocacy groups to expand these programs. CMS has provided states with specific Medicaid waiver options for programs that offer person-centered planning, individual budgeting or self-directed services and support as part of the CMS Independence Plus initiative introduced in 2002 under an Executive Order of the President. Certain private foundations have also granted resources to states to develop and study programs that provide financial accounts to consumers for their long-term care needs, and counseling services to help prepare a plan of care that will help meet those needs. Expansion of these self-directed programs may erode our Medicaid consumer base and could adversely affect our net service revenues.

Failure to renew a significant agreement or group of related agreements may materially impact our revenue.

In 2016, we derived approximately 42.1% of our net service revenues from continuing operations under agreements with the Illinois Department on Aging. Each of our agreements is generally in effect for a specific term.

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

We compete with personal care service providers, home health providers, private caregivers, larger publicly held companies, privately held companies, privately held single-site agencies, hospital-based agencies, not-for-profit organizations, community-based organizations and self-directed care programs. In addition, certain governmental payors contract for services with multiple personal care service providers and other provider types such that our relationships with these payors are not exclusive. Some of our competitors may have greater financial, technical, political and marketing resources, name recognition or a larger number of consumers and payors than we do. In addition, some of these organizations offer more services than we do in the markets in which we operate. These competitive advantages may limit our ability to attract and retain referrals in local markets and to increase our overall market share.

In most states, there are limited barriers to entry in providing personal care services. The trend regarding these barriers is mixed; for example, Illinois changed the way in which it procures personal care service providers in 2009, allowing, per federal Medicaid regulation, all providers that are willing and capable to obtain state approval and provide services. However, more states have added a licensing requirement for home care services and economic changes such as increases in minimum wage, the employer mandate under ACA, and changes in Department of Labor rules can also impact the ease of entry into a market. These factors may affect competition in our states.

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

If we fail to comply with the laws and extensive regulations governing our business, we could be subject to penalties or be required to make changes to our operations, which could negatively impact our profitability.

The federal government and the states in which we operate regulate our industry extensively. The laws and regulations governing our operations, along with the terms of participation in various government programs, impose certain requirements on the way in which we do business, the services we offer, and our interactions with providers and consumers. These requirements include matters related to:

•	licensure, certification and enrollment with government programs;

•	eligibility requirements and appropriateness of services provided necessity of care;

•	adequacy and quality of services;

•	qualifications and training of personnel;

•	confidentiality, maintenance, data breach, identity theft and security issues associated with health-related and personal information and medical records;

•	environmental protection, health and safety;

•	relationships with physicians, other referral sources and recipients of referrals;

•	operating policies and procedures;

•	addition of facilities and services;

•	adequacy of documentation for services provided;

•	billing and coding for services;

•	timely and proper handling of overpayments; and

•	debt collection.

These laws include, but are not limited to, HIPAA, HITECH, the Stark Law, the federal Anti-Kickback Statute, the federal False Claims Act and similar state laws. While we endeavor to comply with applicable laws and regulations, we cannot assure you that our practices are fully compliant, or that courts or regulatory agencies will not interpret those laws and regulations in ways that will adversely affect our practices. Also, the laws and regulations governing our business are subject to change, interpretations may evolve or enforcement focus may shift. These changes could subject us to allegations of impropriety or illegality, require restructuring of relationships with referral sources and providers or otherwise require changes to our operations. Failure to comply with applicable laws and regulations could lead to civil sanctions and criminal penalties, the termination of rights to participate in federal and state-sponsored programs, exclusion from federal healthcare programs, the suspension or revocation of licenses and nonpayment or delays in our ability to bill and collect for services provided, any of which could adversely affect our business, results of operations, or financial results. Federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts throughout the healthcare industry.

In addition, as a result of our participation in Medicaid, Medicaid waiver, Medicare programs, Veterans Health Administration programs and other state and local governmental programs, and pursuant to certain of our contractual relationships, we are subject to various reviews, compliance audits and investigations by governmental authorities and other third parties to verify our compliance with these programs and agreements as well as applicable laws, regulations and conditions of participation. If we fail to meet any of the conditions of participation or coverage with respect to state licensure or our participation in Medicaid, Medicaid waiver, Medicare programs, Veterans Health Administration programs and other state and local governmental programs, we may receive a notice of deficiency from the applicable surveyor or authority. Failure to institute a plan of action to correct the deficiency within the period provided by the surveyor or authority could result in civil or criminal penalties, the imposition of fines or other sanctions, damage to our reputation, cancellation of our agreements, suspension or revocation of our licenses or disqualification from federal and state reimbursement programs. These actions may adversely affect our ability to provide certain services, to receive payments from other payors and to continue to operate. Further, actions taken against one of our locations may subject our other locations to adverse consequences. We may also fail to discover all instances of noncompliance by our acquisition targets, which could subject us to adverse remedies once those acquisitions are complete. Any termination of one or more of our locations from any federal, state or local program for failure to satisfy such program’s conditions of participation could adversely affect our net service revenues and profitability.

We are subject to federal and state laws that govern our employment practices, including minimum wage and local living wage ordinances. Failure to comply with these laws, or changes to these laws that increase our employment-related expenses, could adversely impact our operations.

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

In addition, certain individuals and entities, known as excluded persons, are prohibited from receiving payment for their services rendered to Medicaid, Medicare and other federal and state healthcare program beneficiaries. If we inadvertently hire or contract with an excluded person, or if any of our current employees or contractors becomes an excluded person in the future without our knowledge, we may be subject to substantial civil penalties, including up to $11,052 for each item or service furnished by the excluded individual to a federal or state healthcare program beneficiary, an assessment of up to three times the amount claimed and exclusion from the program.

Under the ACA, each of our subsidiaries that employ employees (“EIN’s”) were required to offer a minimum level of health coverage for 95% of our full-time employees in 2016 or be subject to an annual penalty. Five of our EIN’s met this requirement and four did not. We are evaluating our options to minimize our exposure going forward. We could be assessed fines or penalties as a result of this matter if an employee obtains medical coverage through federal and state health exchanges.

In September 2013, the United States Department of Labor (the “Department of Labor”) announced the adoption of a rule that extended the minimum wage and overtime pay requirements of federal law to most direct care workers, such as home health aides, home care aides and certified nursing assistants. These employees have been exempt from federal wage laws since 1974. The new rule was slated to take effect on January 1, 2015, (though the Department of Labor announced on October 7, 2014 that it would delay enforcement of the rule until June 30, 2015). Two decisions from the United States Court for the District of Columbia, handed down on December 22, 2014 and January 14, 2015, invalidated key provisions in the rule, effectively restoring the status quo in which home care agencies and other third party employers were able to utilize the “companionship services” exemption to the minimum wage and overtime requirements of the Fair Labor Standards Act. However, on August 21, 2015, the United States District Court of Appeals for the District of Columbia reversed the lower court’s previous ruling and reinstated the Department of Labor’s rule to extend federal minimum wage and overtime pay protections to most direct care workers. The rule became effective on October 13, 2015, and the Department of Labor began enforcement of the rule in November 2015. The National Association for Home Care and Hospice has appealed the Court of Appeals decision to the Supreme Court of the United States. The Supreme Court refused to grant certiorari and review the appeal. As a result the Department of Labor’s rule has become final. Historically, we did not rely on the exemption to minimum wage and overtime regulations that were eliminated by the Department of Labor. Certain acquired entities did rely on the exemption, however, beginning in November of 2015 all Addus HomeCare operations were in compliance with the new rules.

A number of states also require that direct care workers receive state-mandated minimum wage and/or overtime pay. Opponents say that the new protections will make in-home care more expensive for government programs such as Medicaid that pay for such services, and that the new rule could result in a reduction in covered services. We will continue to evaluate the effect of the new rule on our operations.

The Department of Labor also issued a proposed rule that, among other things, would increase the minimum annual salary required for certain employees to be classified as “exempt” from entitlement to overtime compensation under the Fair Labor Standards Act (“FLSA”) from $23,660 to $47,476. Under the proposed rule which was scheduled to go into effect on December 1, 2016, this salary level would be increased every three years and indexed to the average salary levels for full time employees as reported by the Bureau of Labor Statistics. If finalized in its current form, this proposed rule could increase our costs by requiring us to pay overtime to additional employees. A number of states filed litigation against the Department of Labor seeking to block this new overtime rule. The federal district court judge for the Eastern District of Texas in which the case was filed issued a preliminary injunction on November 22, 2016, enjoining the Department of Labor from implementing and enforcing the overtime final rule. The Department of Labor has appealed that ruling and, in the meantime, the case before the district court is continuing to move forward.

Our business may be adversely impacted if the ACA is repealed entirely or if provisions benefitting our operations are significantly modified as a result of the 2016 federal elections.

The 2016 federal elections have increased the likelihood that the ACA will be repealed, replaced, or significantly changed. The new presidential administration and certain members of Congress have stated their intent to repeal or make significant changes to the ACA, its implementation and its interpretation. In addition, the president signed an executive order that directs agencies to minimize “economic and regulatory burdens” of the ACA, but it is not clear how this will be implemented. There is uncertainty regarding whether, when, and how the ACA will be changed, what alternative provisions, if any, will be enacted, and the impact of alternative provisions on providers and other healthcare industry participants. Certain provisions of the ACA, as currently structured, have been beneficial to our business and results of operations, including the Medicaid expansion. Government efforts to repeal or change the ACA or to implement alternative reform measures could cause our net revenues to decrease and our provision for bad debt to increase.

Negative publicity or changes in public perception of our services may adversely affect our ability to receive referrals, obtain new agreements and renew existing agreements.

Our success in receiving referrals, obtaining new agreements and renewing our existing agreements depends upon maintaining our reputation as a quality service provider among governmental authorities, physicians, hospitals, discharge planning departments, case managers, nursing homes, rehabilitation centers, advocacy groups, consumers and their families, other referral sources and the public. While we believe that the services that we provide are of high quality, if studies mandated by Congress in the ACA to make public quality measures are implemented and if our quality measures are deemed to be not of the highest value, our reputation could be negatively affected. Negative publicity, changes in public perceptions of our services or government investigations of our operations could damage our reputation and hinder our ability to receive referrals, retain agreements or obtain new agreements. Increased government scrutiny may also contribute to an increase in compliance costs and could discourage consumers from using our services. Any of these events could have a negative effect on our business, financial condition and operating results.

In addition, in connection with the sale of our Home Health Business, we granted a license to the Purchasers that allows them to use certain of our intellectual property, including the Addus name, for the provision of skilled nursing and related physical therapy healthcare services to individuals in their homes and hospice services in California and Illinois. Although the use of the intellectual property is required to be consistent and at least equal to the level of quality and brand perception prior to the sale, we do not have operational control over the Purchasers. As a result, home health agencies operated by the Purchasers may not be operated in a manner consistent with the standards we uphold at our agencies. If such agencies do not maintain operational standards consistent with the standards we demand of our agencies, the image and brand reputation of Addus may suffer and our business may be materially affected.

Our growth strategy depends on our ability to manage growing and changing operations and we may not be successful in managing this growth.

Our business plan calls for significant growth in business over the next several years through the expansion of our services in existing markets and the establishment of a presence in new markets. This growth would place significant demands on our management team, systems, internal controls and financial and professional resources. In addition, we will need to further develop our financial controls and reporting systems to accommodate any such future growth. This could require us to incur expenses for hiring additional qualified personnel, retaining professionals to assist in developing the appropriate control systems and expanding our information technology infrastructure. Our inability to effectively manage growth could have a material adverse effect on our financial results.

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

We have grown our business through de novo locations and we may in the future selectively open new locations in existing and new states. De novo locations involve risks, including those relating to accreditation, hiring new personnel, establishing relationships with referral sources and delays or difficulty in installing our operating and information systems. We may not be successful in establishing de novo locations in a timely manner due to generating insufficient business activity and incurring higher than projected operating cost that could have a material adverse effect on our financial condition, results of operations and cash flows.

We may be unable to pursue acquisitions or expand into new geographic regions without obtaining additional capital or consent from our lenders.

At December 31, 2016 and December 31, 2015, we had cash balances of $8.0 million and $4.1 million, respectively. As of December 31, 2016, we had $24.1 million outstanding debt on our credit facility. As of December 31, 2015, we had no outstanding debt on our credit facility. After giving effect to the amount drawn on our credit facility, approximately $16.7 million of outstanding letters of credit at December 31, 2016 and 2015 and borrowing limits based on an advanced multiple of adjusted EBITDA, we had $79.7 million and $58.2 million available for borrowing under the credit facility as of December 31, 2016 and 2015, respectively. Since our credit facility provides for borrowings based on a multiple of an EBITDA ratio, any declines in our EBITDA would result in a decrease in our available borrowings under our credit facility.

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

As a result of the indemnification provisions of the Home Health Purchase Agreement pursuant to which we sold the Home Health Business, we have agreed to indemnify the Purchasers for, among other things, (i) penalties, fines, judgments and settlement amounts arising from a violation of certain specified statutes, including the False Claims Act, the Civil Monetary Penalties Law, the federal Anti-Kickback Statute, the Stark Law or any state law equivalent in connection with the operation of the Home Health Business prior to the Closing, and (ii) any liability related to the failure of any reimbursement claim submitted to certain government programs for services rendered by the Home Health Business prior to the Closing to meet the requirements of such government programs, or any violation prior to the Closing of any healthcare laws. Such liabilities include amounts to be recouped by, or repaid to, such government programs as a result of improperly submitted claims for reimbursement or those discovered as a result of audits by investigative agencies. All services that we have provided that have been or may be reimbursed by Medicare are subject to retroactive adjustments and/or total denial of payments received from Medicare under various review and audit provisions included in the program regulations. The review period is generally described as six years from the date the services are provided but could be expanded to ten years under certain circumstances if fraud is found to have existed at the time of original billing. In the event that there are adjustments relating to the period prior to the Closing, we may be required to reimburse the Purchasers for the amount of such adjustments, which could adversely affect our business and financial condition.

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

We are subject to a risk of work stoppages and other labor relations matters because our hourly workforce is highly unionized. As of December 31, 2016, approximately 66.1% of our workforce was represented by a national union, SEIU, which is our largest union. We have a national agreement with the SEIU which is currently under negotiation, as well as numerous agreements with local SEIU affiliates which are renegotiated from time to time. These negotiations are often initiated when we receive increases in our hourly rates from various state agencies. Upon expiration of these collective bargaining agreements, we may not be able to negotiate labor agreements on satisfactory terms with these labor unions. A strike, work stoppage or other slowdown could result in a disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business. Labor costs are the most significant component of our total expenditures and, therefore, an increase in the cost of labor could significantly harm our business.

Our operations subject us to risk of litigation.

Operating in the personal care services industry exposes us to an inherent risk of wrongful death, personal injury, professional malpractice and other potential claims or litigation brought by our consumers and employees. Because we operate in this industry, from time to time, we are subject to claims alleging that we did not properly treat or care for a consumer that we failed to follow internal or external procedures that resulted in death or harm to a consumer or that our employees mistreated our consumers, resulting in death or harm. We are also subject to claims arising out of accidents involving vehicle collisions brought by consumers whom we are transporting or from employees driving to or from home visits. As of December 31, 2016, we operated three adult day services centers which provide transportation for our elderly and disabled consumers. Each of our vehicles transports seven to fourteen passengers to and from our locations. The concentration of consumers in one vehicle increases the risk of larger claims being brought against us in the event of an accident. In order to focus on providing services to consumers in their homes, effective March 1, 2017, Addus ceased the adult day services businesses and sold substantially all of the assets used in our adult day services centers.

In addition, regulatory agencies may initiate administrative proceedings alleging violations of statutes and regulations arising from our services and seek to impose monetary penalties on us. We could be required to pay substantial amounts to respond to regulatory investigations or, if we do not prevail, damages or penalties arising from these legal proceedings. We also are subject to potential lawsuits under the federal False Claims Act or other federal and state whistleblower statutes designed to combat fraud and abuse in our industry including the federal False Claims Act litigation discussed in Part I, Item 3 hereof “Legal Proceedings.” This and other similar lawsuits can involve significant monetary awards or penalties which may not be covered by our insurance. If our third-party insurance coverage and self-insurance coverage reserves are not adequate to cover these claims, it could have a material adverse effect on our business, results of operations and financial condition. Even if we are successful in our defense, civil lawsuits or regulatory proceedings could distract us from running our business or irreparably damage our reputation.

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

Inclement weather may prevent our employees from providing authorized services. We are not paid for authorized services that are not delivered due to these weather events. Furthermore, prolonged inclement weather or the occurrence of natural disasters in the markets in which we operate could disrupt our relationships with consumers, employees and referral sources located in affected areas and, in the case of our corporate office, our ability to provide administrative support services, including billing and collection services. For example, our corporate headquarters and a number of our agencies are located in the Midwestern United States, New York and California, increasing our exposure to blizzards and other major snowstorms, ice storms, tornadoes, flooding and earthquakes. The impact of disasters and similar events is inherently uncertain. Future inclement weather or natural disasters may adversely affect our reputation, business and consolidated financial condition, results of operations and cash flows.

Our business depends on our information systems. Our operations may be disrupted if we are unable to effectively integrate, manage and maintain the security of our information systems.

Our business depends on effective and secure information systems that assist us in, among other things, gathering information to improve the quality of consumer care, optimizing financial performance, adjusting consumer mix, monitoring regulatory compliance and enhancing staff efficiency. We rely on an external service provider, McKesson, to provide continual maintenance, upgrading and enhancement of our primary information systems used for our operational needs. The software we license from McKesson supports intake, personnel scheduling, office clinical and centralized billing and receivables management in an integrated database, enabling us to standardize the care delivered across our network of locations and monitor our performance and consumer outcomes. To the extent that McKesson fails to support the software or systems, or if we lose our license with McKesson, our operations could be negatively affected. We anticipate the payroll conversion to ADP to be complete in 2017. To the extent the conversion is delayed or ADP fails to provide support services to ensure the conversion is successfully completed, we could experience an increase in cost as well as a delay in acquisition integration. Either of these outcomes could negatively affect our operations.

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

We have full backup of our key information systems. Should our main datacenter become inoperable because of a natural disaster or terrorist acts, our operations would failover to our geographically separate disaster recovery datacenter with a quick return to operations for all sites and systems. All of our sites and branch offices have redundant connections to our primary and backup datacenters using data lines and cellular connections through VPN or MPLS.

The key business functions for our main sites also have redundancies with key functions geographically split between our two main facilities, should one not be available due to the above mentioned scenarios.

While we believe these measures are reasonable, no system of information security is able to eliminate the risk of business disruptions.

A cyber-attack or security breach could cause a loss of confidential consumer data, give rise to remediation and other expenses, expose us to liability under HIPAA, consumer protection laws, common law or other legal theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business.

We rely extensively on our computer systems to manage clinical and financial data, to communicate with our consumers, payors, vendors and other third parties, and to summarize and analyze our operating results. In spite of our policies, procedures and other security measures used to protect our computer systems and data, there can be no assurance that we will not be subject to cyber-attacks or security breaches in the future. Such attacks or breaches could result in loss of protected patient medical data or other information subject to privacy laws or disrupt our information technology systems or business, potentially exposing us to regulatory action, litigation and liability. We continue to prioritize cyber-security and the development of practices and controls to protect our systems and data. We utilize sophisticated firewalls to mitigate external threats and attacks through daily security content updates and intrusion prevention policies. In addition, all email is scanned for threats and viruses as well as Domain Keys Identified Mail (DKIM) keys authentication and Sender Policy Framework (SPF) records are utilized to mitigate spoofing and phishing attempts. Outgoing email is encrypted based on content and HIPAA regulations. In addition, we are required to comply with the privacy and security laws and regulations of HIPAA as amended by HITECH. If our privacy and security practices are not in compliance with HIPAA and/or if we fail to satisfy applicable breach notification requirements in the event of a security breach, we could be subject to significant fines and penalties. Penalties under HIPAA can be as high as $55,910 per violation (with an annual maximum of $1,677,299 per provision violated) depending on the degree of culpability.

Our current principal stockholders could have significant influence over us, and they could delay, deter or prevent a change of control or other business combination or otherwise cause us to take action with which you might not agree.

Eos Capital Partners III, L.P. and Eos Partners SBIC III, L.P (the “Eos Funds”), together beneficially own approximately 34.0% of our outstanding common stock as of December 31, 2016. As a result, the Eos Funds have the ability to significantly influence all matters submitted to our stockholders for approval, including:

•	changes to the composition of our board of directors, which has the authority to direct our business and appoint and remove our officers;

•	proposed mergers, consolidations or other business combinations; and

•	amendments to our certificate of incorporation and bylaws which govern the rights attached to our shares of common stock.

In addition, Mark First, one of our directors is affiliated with the Eos Funds.

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

Our success depends upon the continued employment of certain members of our senior management team. We also depend upon the continued employment of the individuals that manage several of our key functional areas, including operations, business development, accounting, finance, human resources, marketing, information systems, contracting and compliance. We have recently changed a majority of the members of senior management, beginning with our CEO. The departure of any member of our senior management team may materially adversely affect our operations.

If we were required to write down all or part of our goodwill and/or our intangible assets, our net earnings and net worth could be materially adversely affected.

Goodwill and intangible assets with finite lives represent a significant portion of our assets. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. For example, if our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill has been impaired. If as part of our annual review of goodwill and intangibles, we were required to write down all or a significant part of our goodwill and/or intangible assets, our net earnings and net worth could be materially adversely affected, which could affect our flexibility to obtain additional financing. In addition, if our assumptions used in preparing our valuations for purposes of impairment testing differ materially from actual future results, we may record impairment charges in the future and our financial results may be materially adversely affected. We had $73.9 million and $68.8 million of goodwill and $15.4 million and $10.4 million of intangible assets recorded on our Consolidated Balance Sheets at December 31, 2016 and 2015, respectively.

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

Restrictive covenants in the agreements governing our indebtedness may adversely affect us.

Our credit facility and the indentures governing our outstanding notes contain various covenants that limit our ability to take certain actions, including our ability to:

•	incur, assume or guarantee additional indebtedness;

•	issue redeemable stock and preferred stock;

•	repurchase capital stock;

•	make restricted payments, including paying dividends and making certain loans and investments;

•	redeem debt that is subordinated in right of payment to our outstanding notes;

•	create liens;

•	sell or otherwise dispose of assets, including capital stock of subsidiaries;

•	enter into agreements that restrict dividends and certain other payments from subsidiaries;

•	merge, consolidate, sell or otherwise dispose of substantially all our assets;

•	enter into transactions with affiliates; and

•	guarantee certain obligations.

In addition, our credit facility contains restrictive covenants and requires us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet these restrictive covenants and financial ratios and tests may be affected by events beyond our control, and we cannot assure you that we will meet those tests.

A breach of any of these covenants could result in a default under our credit facility and the indentures governing our outstanding notes. Upon the occurrence of an event of default under our credit facility or the indentures governing our outstanding notes, all amounts outstanding under our credit facility and our outstanding notes may become immediately due and payable and all commitments under the credit facility to extend further credit may be terminated. The acceleration of any such indebtedness will result in an event of default under all of our other long-term indebtedness.

Risks Related to Our Common Stock

The market price of our common stock may be volatile and this may adversely affect our stockholders.

The price at which our common stock trades may be volatile. The stock market has recently experienced significant price and volume fluctuations that have affected the market prices of all securities, including securities of healthcare companies. The market price of our common stock may be influenced by many factors, including:

•	our operating and financial performance;

•	variances in our quarterly financial results compared to expectations;

•	the depth and liquidity of the market for our common stock;

•

we have a relatively small base of registered shares of common stock that could result in significant stock price movements upward or downward based on low levels of trading volume in our common stock;

•	future sales of common stock or debt or the perception that sales could occur;

•	investor perception of our business and our prospects;

•	developments relating to the occurrence of risks impacting our company, including any of the risk factors set forth herein; or

•	general economic and stock market conditions.

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

We do not own any real property. As of December 31, 2016, we operated at 120 leased properties including our support centers. Personal care and adult day services are operated out of 114 of these facilities. As part of the sale of the Home Health Business, a portion of 5 of the facilities are currently subleased to the Purchasers. We lease approximately 59,000 and 12,000 square feet of office space in Downers Grove, Illinois and Frisco, Texas which together serve as our corporate headquarters. In 2016, the contact center contained within the Downers Grove corporate headquarters closed. As a result, approximately 21,000 square feet of the office space in Downers Grove is unused and related lease payments are included in restructuring and other expenses.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are subject to legal and/or administrative proceedings incidental to our business. It is the opinion of management that the outcome of pending legal and/or administrative proceedings will not have a material effect on our financial position and results of operations.

On January 20, 2016, we were served with a lawsuit that was filed in the United States District Court for the Northern District of Illinois against the Company and Cigna Corporation by Stop Illinois Marketing Fraud, LLC, a qui tam relator formed for the purpose of bringing this action. In the action, the plaintiff alleges, inter alia, violations of the federal False Claims Act relating primarily to allegations of violations of the federal Anti-Kickback Statute and allegedly improper referrals of patients from our home care division to our home health business, substantially all of which was sold in 2013. The plaintiff seeks to recover damages, fees and costs under the federal False Claims Act including treble damages, civil penalties and its attorneys’ fees. The U.S. government has declined to intervene at this time. Plaintiff amended its complaint on April 4, 2016 to include additional allegations in support of its False Claims Act claims, including alleged violations of the federal Anti-Kickback Statute. We and Cigna Corporation filed a motion to dismiss the amended complaint on June 6, 2016. Plaintiff filed its opposition to our motion on July 22, 2016. Our reply in further support of the motion to dismiss was filed on August 23, 2016. On February 3, 2017, the Court granted Cigna Corporation’s motion to dismiss in full, and granted our motion to dismiss in part allowing Plaintiff another chance to amend its complaint. Plaintiff timely filed a second amended complaint on March 10, 2017, withdrawing its conspiracy claim under the Federal False Claims Act and adding an explicit claim under the Illinois False Claims Act for the same underlying kickback allegations. We intend to continue to defend the litigation vigorously and believe the case will not have a material adverse effect on our business, financial condition or results of operations.

On May 4, 2016, Addus HealthCare, together with 59 other social service and healthcare providers in the State of Illinois, filed an action in the Circuit Court of Cook County, Illinois against certain individuals in their official capacities as agents of the Illinois Department of Human Services, the Illinois Department on Aging, the

Illinois Department of Public Health, the Illinois Department of HealthCare and Family Services, the Illinois Criminal Justice Information Authority, the Illinois Department of Corrections and the Illinois Department of Central Management Services, including the Governor of Illinois. On July 20, 2016, a third amended complaint was filed by the plaintiffs, who now comprise 97 similarly situated providers and provider organizations. In the action, the plaintiffs, including Addus HealthCare, allege to have entered into contracts with the various defendants based in part on the Governor’s proposed budget, which provided for funding for the services to be provided by plaintiffs thereunder. The Governor subsequently vetoed all of the relevant appropriations bills on June 25, 2015, and again vetoed an appropriations bill that included funding for the contracts on June 10, 2016. While the defendant officer and agency heads have continued to enforce such contracts, since August 1, 2016, we received an aggregate of approximately $65.4 million in payments from the State of Illinois from the stopgap budget enacted on June 30, 2016. In those actions, plaintiffs alleged the defendant officers and agency heads acted beyond the scope of their legal authority in entering into and enforcing contracts with no intent to perform under such contracts by failing to pay amounts due thereunder when due. The action also alleged that the

Governor of Illinois’ veto of appropriations for such contracts violated the Illinois Constitution. Plaintiffs sought injunctive relief to require payment of overdue bills to prevent irreparable harm, including imperiling the State’s infrastructure for delivery of human services. On August 31, 2016, the Court denied plaintiffs’ petitions for declaratory and injunctive relief and dismissed the actions with prejudice. Plaintiffs timely filed a notice of appeal on September 30, 2016.

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

	High	Low
2016
Fourth Quarter	$36.30	$24.40
Third Quarter	27.43	17.35
Second Quarter	21.60	16.55
First Quarter	24.86	15.33

2015
Fourth Quarter	$38.08	$18.75
Third Quarter	35.83	25.00
Second Quarter	29.19	22.86
First Quarter	24.68	20.64

Holders

As of December 31, 2016, 37.6% of our shares were held by Company insiders. An additional 60.5% of the stock was held by 172 institutional investors. As of February 17, 2017, Addus HomeCare Corporation had approximately 2,400 shareholders, including 18 shareholders of record.

Dividends

We have never paid dividends on our common stock, including in the two most recent fiscal years, and we do not intend to pay any dividends on our common stock in the foreseeable future. We currently plan to retain any earnings to support the operation, and to finance the growth, of our business rather than to pay cash dividends. Payments of any cash dividends in the future will depend on our financial condition, capital requirements, credit facility limitations, earnings, as well as other factors deemed relevant by our board of directors. Our credit facility restricts our ability to declare or pay any dividend or other distribution unless no default then exists or would occur as a result thereof, we are in pro forma compliance with the financial covenants contained in the credit facility after giving effect thereto, we have an excess availability of at least 40% of the revolving credit commitment under the credit facility and the aggregate amount of dividends and distributions paid in any fiscal year does not exceed $5.0 million.

Equity Compensation Plan

The following table presents securities authorized for issuance under our equity compensation plans at December 31, 2016.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column) (3)
Equity Compensation Plans Approved by Security Holders	404,757	$19.71	598,442
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	404,757	$19.71	598,442

(1)	Includes grants of stock options.

(2)	Includes weighted-average exercise price of outstanding stock options only.

(3)	Represents shares of common stock that may be issued pursuant to our 2009 stock incentive plan (the “2009 Plan”).

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial information derived from our Consolidated Financial Statements for the periods and at the dates indicated. The information is qualified in its entirety by and should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(Amounts In Thousands, Except Per Share Data)
Consolidated Statements of Income Data:
Net service revenues (1)	$400,688	$336,815	$312,942	$265,941	$244,315
Cost of service revenues	294,593	245,492	229,207	198,202	180,264

Gross profit	106,095	91,323	83,735	67,739	64,051
General and administrative expenses	84,213	70,452	61,834	50,118	46,362
Revaluation of contingent consideration	—	130	—	—	—
Gain on sale of agency	—	—	—	—	(495)
Depreciation and amortization	6,647	4,717	3,830	2,160	2,521

Total operating expenses	90,860	75,299	65,664	52,278	48,388

Operating income from continuing operations	15,235	16,024	18,071	15,461	15,663

Interest income (2)	(2,812)	(47)	(18)	(188)	(155)
Interest expense	2,332	786	698	674	1,723

Total interest (income) expense, net	(480)	739	680	486	1,568
Other income	206	—	—	—	—

Income from continuing operations before income taxes	15,921	15,285	17,391	14,975	14,095
Income tax expense	3,994	3,932	5,428	3,812	4,807

Net income from continuing operations	11,927	11,353	11,963	11,163	9,288
Discontinued Operations
Net income (loss) from Home Health Business (3)	97	270	280	(980)	(1,653)
Gain on sale of Home Health Business, net of tax	—	—	—	8,962	—

Earnings (losses) from discontinued operations	97	270	280	7,982	(1,653)

Net income	$12,024	$11,623	$12,243	$19,145	$7,635

Basic income (loss) per common share:
Continuing operations	$1.05	$1.03	$1.10	$1.03	$0.86
Discontinued operations	0.01	0.03	0.02	0.74	(0.15)

Basic income per common share:	$1.06	$1.06	$1.12	$1.77	$0.71

Diluted income (loss) per common share:
Continuing operations	$1.05	$1.02	$1.08	$1.01	$0.86
Discontinued operations	0.01	0.02	0.02	0.72	(0.15)

Diluted income per common share:	$1.06	$1.04	$1.10	$1.73	$0.71

Weighted average number of common shares and potential common shares outstanding:
Basic	11,292	10,986	10,900	10,826	10,764
Diluted	11,349	11,189	11,114	11,075	10,784

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(Actual Numbers, Except Adjusted EBITDA and Billable Hours in Thousands)
Key Metrics :
General:
Adjusted EBITDA (4)	$32,094	$23,627	$23,759	$18,796	$18,525
States served at period end	24	22	22	21	19
Locations at period end	114	119	129	121	96
Employees at period end	23,070	21,395	18,054	16,585	13,836
Operational Data:
Average billable census	33,944	32,756	31,019	26,802	25,104
Billable hours	23,088	19,556	18,335	15,621	14,388
Average billable hours per census per month	57	50	49	49	48
Billable hours per business day	88,460	75,214	71,903	59,850	55,126
Revenues per billable hour	$17.35	$17.22	$17.07	$17.02	$16.98

Percentage of Revenues by Payor:
State, local and other governmental programs	71%	78%	87%	94%	95%
Managed care organizations	26	18	9	1	—
Private pay	2	3	3	4	4
Commercial insurance	1	1	1	1	1

	As of December 31,
	2016	2015	2014	2013	2012
	(Amounts In Thousands)
Consolidated Balance Sheet Data:
Cash	$8,013	$4,104	$13,363	$15,565	$1,737
Accounts receivable, net of allowances	116,999	84,959	68,333	61,354	71,303
Goodwill and intangibles	89,319	79,195	74,567	68,788	56,906
Total assets	231,030	185,797	180,803	163,934	149,857
Capital lease obligations	2,433	2,991	3,663	—	—
Term loan, net of debt issuance costs	22,580	—	—	—	16,458
Stockholders’ equity	158,928	141,726	127,956	113,856	94,417

(1)	Acquisitions completed in 2016 accounted for $52.7 million of growth in net service revenues from continuing operations for the year ended December 31, 2016. Acquisitions completed in 2015 accounted for $11.6 million and $9.7 million of growth in net service revenues from continuing operations for the years ended December 31, 2016 and 2015, respectively. Acquisitions completed in 2014 accounted for $8.8 million, $10.7 million and $7.5 million of growth in net service revenues from continuing operations for the years ended December 31, 2016, 2015 and 2014, respectively. Acquisitions completed in 2013 accounted for $25.8 million, $24.6 million, $21.9 million and $1.7 million of growth in net service revenues from continuing operations for the years ended December 31, 2016, 2015, 2014 and 2013, respectively.

(2)	Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received. We recorded $2.8 million in prompt payment interest income for the year ended December 31, 2016, no prompt payment interest income for the years ended December 31, 2015 and 2014 and $0.2 million and $0.2 million for the years ended December 31, 2013 and 2012, respectively.

(3)	During December 2012, in anticipation of the sale of the Home Health Business we reported the operating results of our Home Health Business as discontinued operations. On February 7, 2013, we entered into the Home Health Purchase Agreement with the Purchasers.

(4)	We define Adjusted EBITDA as earnings before discontinued operations, interest expense, other non-operating income, taxes, depreciation, amortization, stock-based compensation expense, M&A expense restructuring charges and severance and other costs. Adjusted EBITDA is a performance measure used by management that is not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”). It should not be considered in isolation or as a substitute for net income, operating income or any other measure of financial performance calculated in accordance with GAAP.

Management believes that Adjusted EBITDA is useful to investors, management and others in evaluating our operating performance for the following reasons:

•

By reporting Adjusted EBITDA, we believe that we provide investors with insight and consistency in our financial reporting and present a basis for comparison of our business operations between current, past and future periods. Adjusted EBITDA allows management, investors and others to evaluate and compare our core operating results, including return on capital and operating efficiencies, from period to period, by removing the impact of our capital structure (interest expense), asset base (amortization and depreciation), tax consequences, stock-based compensation expense, M&A expense, restructuring charges and severance and other costs from our results of operations.

•

We believe that Adjusted EBITDA is a measure widely used by securities analysts, investors and others to evaluate the financial performance of other public companies, and therefore may be useful as a means of comparison with those companies, when viewed in conjunction with traditional GAAP financial measures.

•

We recorded stock-based compensation expense of $1.1 million, $1.6 million, $0.8 million, $0.5 million and $0.3 million for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively. By comparing our Adjusted EBITDA in different periods, our investors can evaluate our operating results without stock-based compensation expense, which is a non-cash expense that is not a key measure of our operations.

In addition, management has chosen to use Adjusted EBITDA as a performance measure because the amount of non-cash expenses, such as depreciation, amortization and stock-based compensation expense, may not directly correlate to the underlying performance of our business operations, and because such expenses can vary significantly from period to period as a result of new acquisitions, full amortization of previously acquired tangible and intangible assets or the timing of new stock-based awards, as the case may be. This facilitates internal comparisons to historical operating results, as well as external comparisons to the operating results of our competitors and other companies in the personal care services industry. Because management believes Adjusted EBITDA is useful as a performance measure, management uses Adjusted EBITDA:

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

Although Adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results of operations as reported under GAAP. Some of these limitations include:

•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or other contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect interest expense or interest income;

•	Adjusted EBITDA does not reflect other non-operating income from our investment in joint venture;

•	Adjusted EBITDA does not reflect cash requirements for income taxes;

•

although depreciation and amortization are non-cash charges, the assets being depreciated or amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for these replacements;

•	Adjusted EBITDA does not reflect any stock based compensation; and

•	Adjusted EBITDA does not reflect any restructure charges;

•	Adjusted EBITDA does not reflect any severance and other costs;

•	Adjusted EBITDA does not reflect any IRS accrual adjustments;

•	other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Management compensates for these limitations by using GAAP financial measures in addition to Adjusted EBITDA in managing the day-to-day and long-term operations of our business. We believe that consideration of Adjusted EBITDA, together with a careful review of our GAAP financial measures, is the most informed method of analyzing our company.

The following table sets forth a reconciliation of net income, the most directly comparable GAAP measure, to Adjusted EBITDA:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(Amounts In Thousands)
Reconciliation of Adjusted EBITDA to net income (loss):
Net income (loss)	$12,024	$11,623	$12,243	$19,145	$7,635
Less: (Earnings) loss from discontinued operations, net of tax	(97)	(270)	(280)	(7,982)	1,653

Net income from continuing operations	11,927	11,353	11,963	11,163	9,288
Interest (income) expense, net	(480)	739	680	486	1,568
Other non-operating income	(206)	—	—	—	—
Income tax expense from continuing operations	3,994	3,932	5,428	3,812	4,807
Depreciation and amortization	6,647	4,717	3,830	2,160	2,521
M&A expenses	1,122	1,013	1,031	660	—
Stock-based compensation expense	1,072	1,573	827	515	341
Restructuring charges	4,787	—	—	—	—
Severance and other costs	3,231	—	—	—	—
IRS accrual	—	300	—	—	—

Adjusted EBITDA (1)	$32,094	$23,627	$23,759	$18,796	$18,525

(1)	The selected historical Consolidated Statements of Income data for the fiscal years ended December 31, 2016, 2015, 2014, 2013 and 2012, were derived from our audited Consolidated Financial Statements included in the Annual Report on Form 10-K for the applicable year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our Consolidated Financial Statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate as a result of the factors we describe under “Risk Factors” and elsewhere in this Annual Report on Form 10-K and other risks.

Overview

We operate as one business segment and are a provider of comprehensive personal care services, which are principally provided in the home. Our personal care services provide assistance with activities of daily living. Our consumers are primarily persons who are at risk of hospitalization or institutionalization, such as the elderly, chronically ill and disabled. Our payor clients include federal, state and local governmental agencies, managed care organizations, commercial insurers and private individuals. As of December 31, 2016, we provided personal care services to over 33,000 consumers through 114 locations across 24 states, including three adult day services centers in Illinois. For the years ended December 31, 2016, 2015 and 2014, we served approximately 50,000, 48,000, and 43,000 discrete consumers, respectively.

A summary of our financial results for 2016, 2015 and 2014 is provided in the table below:

	For the Years Ended December 31,
	2016	2015	2014
	(Amounts in Thousands)
Net service revenues – continuing operations	$400,688	$336,815	$312,942
Net service revenues – discontinued operations	—	—	—
Net income from continuing operations	11,927	11,353	11,963
Earnings from discontinued operations	97	270	280
Net income	$12,024	$11,623	$12,243

Total assets	$231,030	$185,797	$180,803

Our services are predominantly provided in the home under agreements with state and local government agencies. Our consumers are predominately “dual eligible,” meaning they are eligible to receive both Medicare and Medicaid benefits. The federal government permits states to initiate dual eligible demonstration programs and other managed Medicaid initiatives designed to coordinate the services provided through Medicare and Medicaid, with the overall objective of improving care quality and reducing costs. States are increasingly implementing managed care programs to deliver care for Medicaid enrollees. Managed care organizations have an economic incentive to better manage the healthcare expenditures of their membership, and therefore seek to provide care in a more cost-effective setting, such as a patient’s home. Managed care revenues account for 26.1%, 18.3% and 9.1% of our revenue mix for 2016, 2015 and 2014, respectively.

The personal care services we provide include assistance with bathing, grooming, oral care, skincare, assistance with feeding and dressing, medication reminders, meal planning and preparation, housekeeping and transportation services and other activities of daily living. We provide these non-medical services on a long-term, continuous basis, with an average duration of approximately 26 months per consumer.

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

We utilize home care aides to observe and report changes in the condition of our consumers for the purpose of early intervention in the disease process, with the goal of reducing the cost of medical services by preventing unnecessary emergency room visits and/or hospital admissions and re-admissions. We coordinate the services provided by our team with those of other healthcare agencies as appropriate. Changes in consumers’ conditions are evaluated by appropriately trained managers and may result in the condition being reported to the consumers’ case manager at the managed care organization or other payor, in some cases to the consumers’ primary care physicians for treatment or other follow-up. We believe this approach to the care of our consumers and the integration of our services into the broader healthcare continuum are attractive to managed care organizations and other payors who are ultimately responsible for the healthcare needs and costs of our consumers.

We utilize IVR systems and smart phone applications to communicate with the home care aides. Through these technologies we are able to identify changes in health conditions with automated alerts forwarded to an appropriate manager for triage and evaluation. In addition, we use the technology to record basic transaction information about each visit, record start and end times for a scheduled shift, track mileage reimbursement, text messages to the home care aide and communicate basic payroll information.

In addition to our focus on organic growth, we have been growing through selective acquisitions, which have expanded our presence in current markets or which have facilitated our entry into new markets where the personal care business has been moving to managed care organizations. We completed seven acquisitions during the period from December 2013 through December 2016.

Effective March 1, 2013, we sold substantially all of the assets used in our Home Health Business in Arkansas, Nevada and South Carolina, and 90% of the Home Health Business in California and Illinois, to the Purchasers for a cash purchase price of approximately $20.0 million. We retained a 10% ownership interest in the Home Health Business in California and Illinois. The assets sold included 19 home health agencies and two hospice agencies in five states. On December 30, 2013, we sold one home health agency in Pennsylvania for approximately $0.2 million. The results of the Home Health Business sold are reflected as discontinued operations for all periods presented herein. Following the sale of the Home Health Business, we have managed and internally reported our business in one segment. We maintain licensure as a home health agency in Delaware and, in order to provide personal care services in the state, provide limited home health services reimbursable by Medicare. Until ceasing business in the State of Indiana in August 2015, we also provided limited home health services reimbursable by Medicare in order to comply with regulatory requirements that personal care services be provided by a licensed home health agency. Priority Home Health Care, located in Ohio, also maintains enrollment in but does not derive significant revenues from Medicare.

Business

The results of the Home Health Business sold are reflected as discontinued operations for all periods presented herein. Continuing operations include the results of operations previously included in our home and community segment and three agencies previously included in our home health segment. Following the sale of the Home Health Business, we manage and internally report our business in one segment. As of December 31, 2016, we provided our personal care services through 114 locations across 24 states, including three adult day services centers in Illinois. In order to focus on providing services to consumers in their homes, effective March 1, 2017, Addus ceased the adult day services businesses and sold substantially all of the assets used in our adult day services centers.

Our payor clients are principally federal, state and local governmental agencies and, increasingly, managed care organizations. The federal, state and local programs under which the agencies operate are subject to legislative, budgetary and other risks that can influence reimbursement rates. We are experiencing a further transition of business from government payors to managed care organizations with which we are seeking to grow our business given our emphasis on coordinated care and the prevention of the need for acute care. Managed care organizations are commercial insurance carriers that are under contract with various federal and state governmental agencies to provide and manage a full continuum of care.

For the years ended December 31, 2016, 2015 and 2014, our payor revenue mix for continuing operations was:

	Year Ended December 31,
	2016	2015	2014
State, local and other governmental programs	70.4%	77.7%	86.4%
Managed care organizations	26.1	18.3	9.1
Private pay	2.4	3.0	3.4
Commercial insurance	1.1	1.0	1.1

	100.0%	100.0%	100.0%

We derive a significant amount of our net service revenues from our continuing operations in Illinois, which represented 53.6%, 59.5% and 60.6% of our total net service revenues from continuing operations for the years ended December 31, 2016, 2015 and 2014, respectively.

A significant amount of our net service revenues from continuing operations are derived from one payor client, the Illinois Department on Aging, which accounted for 42.1%, 48.8% and 53.2% of our total net service revenues from continuing operations for the years ended December 31, 2016, 2015 and 2014, respectively.

The State of Illinois’ payments have been delayed in the past and may continue to be delayed due to a budget impasse that began in 2015. The State of Illinois did not adopt a comprehensive budget for fiscal year 2016, which ended on June 30, 2016, and it has not yet adopted a comprehensive budget for fiscal year 2017, which began on July 1, 2016. Stopgap budget legislation was enacted on June 30, 2016, which appropriated funds through December 31, 2016. Without a budget, the State is not authorized to pay for non-Medicaid consumers we served. Non-Medicaid consumers from Illinois represent approximately 15% of our current total annual revenues. Our accounts receivable, net of allowance for doubtful accounts at December 31, 2016 increased 37.7% compared to 2015, due in part to delays from the State of Illinois in the second half of 2016. Accounts receivable attributable to delayed payments from the Illinois Department on Aging totaled $53.0 million at the end of 2016, approximately $36.8 million thereof related to Non-Medicaid consumers and approximately $16.2 related to Medicaid consumers. Reimbursements from the State of Illinois could be further delayed due to the lack of a budget for fiscal year 2017 and because current forecasts indicate higher state deficits in the near future.

We measure the performance of our business using a number of different metrics, including billable hours, billable hours per business day, revenues per billable hour and the number of consumers, or census.

In 2016, the increase in managed care organization revenue was mainly attributable to the South Shore acquisition.

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

During 2016, the Company took steps to streamline and simplify its operations. The expenses recorded for the year ended December 31, 2016 included costs related to terminated employees and other direct costs associated with implementing these initiatives. Other direct costs included contract termination costs, accelerated depreciation and asset write-offs. The Company incurred total pretax expenses related to these streamlining initiatives of approximately $8.0 million during the year ended December 31, 2016, which is included in general and administrative expenses on the Consolidated Statements of Income. The Company expects some additional restructuring and other costs to occur, however, the amount and timing cannot be determined at this time.

Depreciation and Amortization Expenses

We amortize our intangible assets with finite lives, consisting of customer and referral relationships, trade names, trademarks, state licenses and non-compete agreements, principally using accelerated methods based upon their estimated useful lives. Depreciable assets consist principally of furniture and equipment, network administration and telephone equipment, and operating system software. Depreciable and leasehold assets are depreciated or amortized on a straight-line method over their useful lives or, if less and if applicable, their lease terms.

Interest Income

Illinois law entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income from continuing operations is recognized when received. For the year ended December 31, 2016, we received $2.8 million in prompt payment interest. For the years ended December 31, 2015 and 2014 we did not earn or receive any prompt payment interest.

Interest Expense

Interest expense from continuing operations consists of interest costs on our credit facility, capital lease obligations and other debt instruments and is reported in the statement of income when incurred.

Other Income

For the year ended December 31, 2016, other income from continuing operations of $0.2 million consists of income distributions received from the cost method investment in joint venture. No distributions were received during the years ended December 31, 2015 or 2014. We account for this income in accordance with ASC Topic 325, “Investments—Other.” We recognize the net accumulated earnings only to the extent distributed by the joint venture on the date received.

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. For 2016 and 2015, our federal statutory rates were 35.0% and 34.5%, respectively. The effective income tax rates were 25.2% and 26.1% for 2016 and 2015, respectively. The difference between federal statutory and effective income tax rates was principally due to the inclusion of state taxes and the use of federal employment tax credits that lower our effective tax rate.

Discontinued Operations

Discontinued operations consists of the reduction of the indemnification reserve, net of tax for our Home Health Business that was sold effective March 1, 2013 and the results of operations for an agency in Pennsylvania that was sold on December 30, 2013.

Results of Operations

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

The following table sets forth, for the periods indicated, our consolidated results of operations.

	2016		2015		Change
	Amount	Net Service Revenues	Amount	Net Service Revenues	Amount	%
	(Amounts In Thousands, Except Percentages)
Net service revenues	$400,688	100.0%	$336,815	100.0%	$63,873	19.0%
Cost of service revenues	294,593	73.5	245,492	72.9	49,101	20.0

Gross profit	106,095	26.5	91,323	27.1	14,772	16.2
General and administrative expenses	84,213	21.0	70,452	20.9	13,761	19.5
Revaluation of contingent consideration	—	—	130	—	(130)	(100.0)
Depreciation and amortization	6,647	1.7	4,717	1.4	1,930	40.9

Total operating expenses	90,860	22.7	75,299	22.4	15,561	20.7
Operating income from continuing operations	15,235	3.8	16,024	4.8	(789)	(4.9)

Interest income	(2,812)	(0.7)	(47)	—	(2,765)	5,883.0
Interest expense	2,332	0.6	786	0.2	1,546	196.7

Total interest (income) expense, net	(480)	(0.1)	739	0.2	(1,219)	(165.0)
Other income	206	0.1	—	0.2	206

Income from continuing operations before income taxes	15,921	4.0	15,285	4.5	636	4.2
Income tax expense	3,994	1.0	3,932	1.2	62	1.6

Net income from continuing operations	11,927	3.0	11,353	3.4	574	5.1

Discontinued operations:
Earnings from Home Health Business, net of tax	97	—	270	0.1	(173)	(64.1)

Net income	$12,024	3.0%	$11,623	3.5%	$401	3.5%

Business Metrics (Actual Numbers, Except Billable Hours in Thousands)
Average billable census (1)	33,944		32,756		1,188	3.6%
Billable hours (2)	23,088		19,556		3,532	18.1
Average billable hours per census per month	57		50		7	14.0
Billable hours per business day	88,460		75,214		13,246	17.6
Revenues per billable hour	$17.35		$17.22		$0.13	0.8%

(1)	Average billable census is the number of unique clients receiving a billable service during a period.

(2)	Billable hours is the total number of hours served to clients during a period.

Net service revenues from state, local and other governmental programs accounted for 70.4% and 77.7% of net service revenues for 2016 and 2015, respectively. Managed care organizations accounted for 26.1% and 18.3% of net service revenues in 2016 and 2015 respectively, with private and commercial payors accounting for the remainder of net service revenues. A significant amount of our net service revenues in 2016 and 2015 were derived from one payor client, Illinois Department on Aging, which accounted for 42.1% and 48.8% respectively, of our total net service revenues from continuing operations.

Net service revenues increased $63.9 million, or 19.0%, to $400.7 million for 2016 compared to $336.8 million for 2015. The increase was primarily due to the South Shore acquisition contributing net service revenues of $51.7 million in 2016 and a 3.6% increase in average billable census and a 0.8% increase in revenues per billable hour.

Gross profit, expressed as a percentage of net service revenues, decreased to 26.5% for 2016, from 27.1% in 2015. The decrease was primarily due to the South Shore acquisition which is a lower margin business.

General and administrative expenses, expressed as a percentage of net service revenues increased to 21.0% for 2016, from 20.9% in 2015. General and administrative expenses increased to $84.2 million in 2016 as compared to $70.5 million in 2015. The increase in general and administrative expenses for the years ended December 31, 2016 as compared to 2015 was primarily due to the following:

•

$4.8 million charge for lease commitments, a write-off of unamortized leasehold improvements, an equipment write-off resulting from the closure of three adult day services centers in Illinois during the third quarter of 2016, a write-off for unused contact center office space and a write-off related to the discontinued use of internally developed software and fees for the termination of various contracts with certain outside vendors.

•	$3.2 million severance expense was taken for terminated employees with employment and/or separation agreements.

•	$3.1 million increase in bad debt expense and a

•	$4.5 million increase in administrative employee wages, taxes and benefit costs, offset by a $1.2 million decrease in temporary office personnel expense.

Depreciation and amortization, expressed as a percentage of net service revenues, increased to 1.7% from 1.4 % for the year ended December 31, 2016 and 2015, respectively. Amortization of intangibles, which are amortized using straight-line and accelerated methods, based upon the estimated useful lives of the respective assets, which range from two to twenty five years, totaled $4.9 million and $3.0 million for the years ended December 31, 2016 and 2015, respectively.

Interest Income

Illinois law entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, “interest income.” For the year ended December 31, 2016 we received $2.8 million in prompt payment interest. For the year ended December 31, 2015, we did not earn or receive any prompt payment interest.

Interest Expense

Interest expense increased to $2.3 million from $0.8 million for the year ended December 31, 2016 as compared to December 31, 2015. The increase was primarily the result of draws on the senior credit facility of $52.0 million during 2016. See Note 7 to the Notes to Consolidated Financial Statements for additional information.

Other Income

For the year ended December 31, 2016, other income from continuing operations of $0.2 million consists of income distributions received from the cost method investment in joint venture. No distributions were received during the years ended December 31, 2015. We account for this income in accordance with ASC Topic 325, “Investments—Other.” We recognize the net accumulated earnings only to the extent distributed by the joint venture on the date received.

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. For the years ended December 31, 2016 and 2015 our federal statutory rate was 35.0% and 34.5%, respectively. The effective income tax rate was 25.2% and 26.1% for the years ended December 31, 2016 and 2015, respectively. The difference between our federal statutory and effective income tax rates are principally due to the inclusion of state taxes and the use of federal employment tax credits that lower our effective tax rate.

Discontinued Operations

Effective March 1, 2013, we sold substantially all of the assets used in our Home Health Business as described in Part I, Item 1. Therefore, we have segregated the Home Health Business operating results and presented them separately as discontinued operations for all periods presented (see Note 2—“Discontinued Operations” to the Notes to the Consolidated Financial Statements included elsewhere herein).

The table below summarizes the results of discontinued operations.

	2016	2015
	(Amounts In Thousands)
Net service revenues	$—	$—
Cost of service revenues	—	—

Gross profit	—	—
General and administrative expenses	(163)	(448)
Depreciation and amortization	—	—

Operating income from discontinued operations	163	448

Income tax	66	178

Earnings from discontinued operations	$97	$270

No revenues were recorded for the year ended December 31, 2016 or 2015 related to the Home Health Business due to the sale of the business. For the year ended December 31, 2016 and 2015, the earnings from discontinued operations represented our reduction of the Medicare indemnification reserve for the Home Health Business sold for periods no longer subject to audit. As of December 31, 2016, the Company, using its best judgment, has estimated a total of $0.4 million for billing adjustments for 2013, 2012 and 2011 which may be subject to Medicare audits.

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The following table sets forth, for the periods indicated, our consolidated results of operations.

	2015		2014		Change
	Amount	Net Service Revenues	Amount	Net Service Revenues	Amount	%
	(Amounts In Thousands, Except Percentages)
Net service revenues	$336,815	100.0%	$312,942	100.0%	$23,873	7.6%
Cost of service revenues	245,492	72.9	229,207	73.2	16,285	7.1
Gross profit	91,323	27.1	83,735	26.8	7,588	9.1
General and administrative expenses	70,452	21.0	61,834	19.8	8,618	13.9
Revaluation of contingent consideration	130	0.0	—	0.0	130	0.0
Depreciation and amortization	4,717	1.4	3,830	1.2	887	23.2
Total operating expenses	75,299	22.4	65,664	21.0	9,635	14.7
Operating income from continuing operations	16,024	4.8	18,071	5.8	(2,047)	(11.3)
Interest income	(47)	—	(18)	—	(29)	161.1
Interest expense	786	0.2	698	0.2	88	12.6
Total interest expense, net	739	0.2	680	0.2	59	8.7
Income from continuing operations before income taxes	15,285	4.5	17,391	5.6	(2,106)	(12.1)
Income tax expense	3,932	1.2	5,428	1.7	(1,496)	(27.6)
Net income from continuing operations	11,353	3.4	11,963	3.8	(610)	(5.1)
Discontinued operations:
Earnings from Home Health Business, net of tax	270	0.1	280	0.1	(10)	(3.6)
Net income	$11,623	3.5%	$12,243	3.9%	$(620)	(5.1)%
Business Metrics (Actual Numbers, Except Billable Hours in Thousands)
Average billable census (1)	32,755		31,019		1,736	5.6%
Billable hours (2)	19,556		18,335		1,221	6.7
Average billable hours per census per month	50		49		1	2.0
Billable hours per business day	76,390		71,903		4,487	6.2
Revenues per billable hour	$17.22		$17.07		$0.15	0.9%

(1)	Average billable census is the number of unique clients receiving a billable service during a period.

(2)	Billable hours is the total number of hours served to clients during a period.

Net service revenues from state, local and other governmental programs accounted for 77.7% and 86.4% of net service revenues for 2015 and 2014, respectively. Managed care organizations accounted for 18.3% and 9.1% of net service revenues in 2015 and 2014 respectively, with private and commercial payors accounting for the remainder of net service revenues. A significant amount of our net service revenues in 2015 and 2014 were derived from one payor client, Illinois Department on Aging, which accounted for 48.8% and 53.2% respectively, of our total net service revenues from continuing operations.

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

General and administrative expenses, expressed as a percentage of net service revenues increased to 21.0% for 2015, from 19.8% in 2014. General and administrative expenses increased to $70.5 million in 2015 as compared to $61.8 million in 2014. The increase in general and administrative expenses as compared to 2014 was due to an increase in costs related to wages, payroll taxes, stock compensation expenses, and increased expenditures related to legal, consulting, temporary office personnel and the ongoing installation of our new human resources and payroll information system for the year ended December 31, 2015.

Depreciation and amortization, expressed as a percentage of net service revenues, increased to 1.4 % from 1.2 % for the year ended December 31, 2015 and 2014, respectively. Amortization of intangibles, which are principally amortized using accelerated methods, totaled $3.0 million and $2.4 million for the years ended December 31, 2015 and 2014, respectively.

Interest Income

Illinois law entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, “interest income.” We did not receive or earn any prompt payment interest in 2015 and 2014 and $0.2 million in 2013.

Interest Expense, Net

Interest expense, net, increased to $0.7 million from $0.7 million for the year ended December 31, 2015 as compared to December 31, 2014. The increase was primarily as a result of the capital lease agreements entered into on July 12, 2014, September 11, 2014 and April 13, 2015 and interest on the new senior credit facility entered into on November 10, 2015, as described in Note 7 to the Consolidated Financial Statements.

Income Tax Expense

Our effective tax rates from continuing operations for 2015 and 2014 were 26.1% and 31.2%, respectively. The principal difference between the federal and state statutory rates and our effective tax rate is the use of federal employment opportunity tax credits.

Discontinued Operations

Effective March 1, 2013, we sold substantially all of the assets used in our Home Health Business as described in Part I, Item 1. Therefore, we have segregated the Home Health Business operating results and presented them separately as discontinued operations for all periods presented (see Note 2—“Discontinued Operations” to the Notes to the Consolidated Financial Statements included elsewhere herein).

The table below summarizes the results of discontinued operations.

	2015	2014
	(Amounts In Thousands)
Net service revenues	$—	$—
Cost of service revenues	—	—

Gross profit	—	—
General and administrative expenses	(448)	(470)
Depreciation and amortization	—	—

Operating income from discontinued operations	448	470

Income tax	178	190

Earnings from discontinued operations	$270	$280

No revenues were recorded for the year ended December 31, 2015 or 2014 related to the Home Health Business due to the sale of the business. For the year ended December 31, 2015, the earnings from discontinued operations represents our reduction of the Medicare indemnification reserve for the Home Health Business sold for periods no longer subject to audit. We retained the working capital of our Home Health Business when it was sold. The earnings from discontinued operations for the year ended December 31, 2014 represents the final settlement of previously estimated working capital amounts.

Liquidity and Capital Resources

Our primary sources of liquidity are cash from operations and borrowings under our credit facility. We entered into an amendment to our credit facility on the terms described below on May 24, 2016. At December 31, 2016 and 2015, we had cash balances of $8.0 million and $4.1 million, respectively.

As of December 31, 2016, we had a total of $24.1 million outstanding on our credit facility. As of December 31, 2015, we had no balances outstanding on our credit facility. After giving effect to the amount drawn on our credit facility, approximately $16.7 million of outstanding letters of credit as of December 31, 2016 and 2015 and borrowing limits based on an advance multiple of Adjusted EBITDA, we had $79.7 million and $58.3 million available for borrowing under the credit facility as of December 31, 2016 and 2015, respectively.

Cash flows from operating activities represent the inflow of cash from our payor clients and the outflow of cash for payroll and payroll taxes, operating expenses, interest and taxes. Due to its revenue deficiencies and financing issues, from time to time the State of Illinois has reimbursed us on a delayed basis with respect to our various agreements including with our largest payor, the Illinois Department on Aging. The open receivable balance from the State of Illinois increased by $18.9 million from $50.4 million as of December 31, 2015 to $69.3 million as of December 31, 2016.

The State of Illinois’ payments have been delayed in the past and may continue to be delayed due to a budget impasse that began in 2015. The State of Illinois did not adopt a comprehensive budget for fiscal year 2016, which ended on June 30, 2016, and it has not yet adopted a comprehensive budget for fiscal year 2017, which began on July 1, 2016. Stopgap budget legislation was enacted on June 30, 2016, which appropriated funds through December 31, 2016. Without a budget, the State is not authorized to pay for non-Medicaid consumers we served. Non-Medicaid consumers from Illinois represent approximately 15% of our current total annual revenues. Our accounts receivable, net of allowance for doubtful accounts at December 31, 2016 increased 37.7% compared to 2015, due in part to delays from the State of Illinois in the second half of 2016. Accounts receivable attributable to delayed payments from the Illinois Department on Aging totaled $53.0 million at the end of 2016, approximately $36.8 million thereof related to Non-Medicaid consumers and approximately $16.2 related to Medicaid consumers. Reimbursements from the State of Illinois could be further delayed due to the lack of a budget for fiscal year 2017 and because current forecasts indicate higher state deficits in the near future.

There remains uncertainty surrounding the remainder of the 2017 fiscal year and future budgets. If payments from the State of Illinois continue to be delayed in the future or become further delayed, or the Illinois State budget impasse is not resolved in the near term, the delays could adversely impact our liquidity and result in the need to increase borrowings under our credit facility or cause us to pursue other liquidity options.

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

The availability of funds under the revolving credit portion of our credit facility is based on the lesser of (i) the product of Adjusted EBITDA, as defined in the credit agreement, for the most recent 12-month period for which financial statements have been delivered under the credit agreement multiplied by the specified advance multiple, up to 3.75, less the outstanding senior indebtedness and letters of credit, and (ii) $100.0 million less the outstanding revolving loans and letters of credit. Interest on our credit facility may be payable at (x) the sum of (i) an applicable margin ranging from 2.00% to 2.50% based on the applicable leverage ratio plus (ii) a base rate equal to the greatest of (a) the rate of interest last quoted by The Wall Street Journal as the “prime rate,” (b) the sum of the federal funds rate plus a margin of 0.50% and (c) the sum of the adjusted LIBOR that would be applicable to a loan with an interest period of one month advanced on the applicable day plus a margin of 3.00% or (y) the sum of (i) an applicable margin ranging from 3.00% to 3.50% based on the applicable leverage ratio plus (ii) the adjusted LIBOR that would be applicable to a loan with an interest period of one, two or three months advanced on the applicable day or (z) the sum of (i) an applicable margin ranging from 3.00% to 3.50% based on the applicable leverage ratio plus (ii) the daily floating LIBOR that would be applicable to a loan with an interest period of one month advanced on the applicable day. We pay a fee ranging from 0.25% to 0.50% per annum based on the applicable leverage ratio times the unused portion of the revolving portion of the credit facility. Issued stand-by letters of credit are charged at a rate equal to the applicable margin for LIBOR loans payable quarterly. On January 12, 2016, May 5, 2016 and July 14, 2016, we drew $10.0 million, $10.0 million and $10.0 million, respectively, of our revolving credit line to fund growth and on-going operations. On February 5, 2016, we drew $22.0 million on our delayed draw term loan to fund the acquisition of South Shore. As a result of a provision in our amended credit facility, we were able to transfer $3.0 million of our revolving credit line debt to our term loan debt on May 24, 2016. During the month of August 2016, we fully repaid all outstanding amounts under the revolving portion of our credit facility. As of December 31, 2016, we had a total of $24.1 million outstanding on our credit facility and the total availability under our credit facility was $79.7 million. We did not have any amounts outstanding on our credit facility as of December 31, 2015 and the total availability under our credit facility was $58.3 million.

The credit facility contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The credit facility also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum fixed charge coverage ratio, a requirement to stay below a maximum senior leverage ratio and a requirement to stay below a maximum permitted amount of capital expenditures, as well as restrictions on guarantees, indebtedness, liens, distributions, investments and loans, subject to customary carve outs, a restriction on dividends (unless no default then exists or would occur as a result thereof, we are in pro forma compliance with the financial covenants contained in the credit facility after giving effect thereto, we have an excess availability of at least 40% of the revolving credit commitment under the credit facility and the aggregate amount of dividends and distributions paid in any fiscal year does not exceed $5.0 million), restrictions on our ability to enter into transactions other than in the ordinary course of business, a restriction on the ability to consummate more than three acquisitions in any calendar year, consummate any individual acquisition with a purchase price in excess of $25.0 million and consummate acquisitions with total purchase price in excess of $40.0 million in the aggregate over the term of the credit facility, in each case without the consent of the lenders, restrictions on mergers, transfers of assets, acquisitions, equipment, subsidiaries and affiliate transactions, subject to customary carve outs, and restrictions on fundamental changes and lines of business. As of December 31, 2016 and 2015, we were in compliance with all of our credit facility covenants.

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

Cash Flows

The following table summarizes historical changes in our cash flows for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
	(Amounts in Thousands)
Net cash (used in) provided by operating activities	$(743)	$4,106	$7,028
Net cash used in investing activities	(21,738)	(10,724)	(12,496)
Net cash provided by (used in) financing activities	26,390	(2,641)	3,266

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Net cash used in operating activities was $0.7 million for the year ended December 31, 2016, compared to net cash provided by operating activities of $4.1 million for the same period in 2015. This increase in cash used in operations was primarily due to an increase in accounts receivable during this period resulting from the delay in payments from the State of Illinois.

Net cash used in investing activities was $21.7 million for the year ended December 31, 2016, compared to cash used in investing activities of $10.7 million for the year ended December 31, 2015. Our investing activities for the year ended December 31, 2016 were $20.0 million for the acquisition of South Shore as described in Note 3 to the Consolidated Financial Statements and $1.7 million in purchases of property and equipment related to new office space and investments in our technology infrastructure. Our investing activities for the year ended December 31, 2015 were $2.2 million in purchases of property and equipment to invest in our technology infrastructure, $4.3 million and $4.1 million for the acquisition of Priority Home Healthcare, Inc. and Five Points Healthcare of Virginia, as described in Note 3 to the Consolidated Financial Statements and $0.1 million for the acquisition of a customer list.

Net cash provided by financing activities was $26.4 million for the year ended December 31, 2016 as compared to net cash used in financing activities of $2.6 million for the year ended December 31, 2015. Our financing activities for the year ended December 31, 2016 were $52.0 million in draws on our credit facility to fund on-going operations and the acquisition of South Shore, a full repayment of the revolving portion of our credit facility in the amount of $27.0 million and $0.9 million payments on the term loan portion of our credit facility. Our financing activities also included $1.2 million of payments on capital lease obligations, $3.0 million of cash received for the exercise of employee stock options, $1.1 million of excess tax benefit from exercise of stock options, $0.5 million payment for debt issuance costs and a $0.1 million payment for the contingent earn-out obligation related to our December 1, 2013 acquisition of Coordinated Home Health Care, LLC. Our financing activities for the year ended December 31, 2015 were a $1.0 million payment on the CHHC contingent earn-out obligation as described in Note 3 to the Consolidated Financial Statements, $1.1 million of payments on capital lease obligations and $1.2 million payment for debt issuance costs, $0.3 million of cash received for the exercise of employee stock options and $0.3 million of excess tax benefit from exercise of stock options.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net cash provided by operating activities was $4.1 million for the year ended December 31, 2015, compared to $7.0 million for the same period in 2014. This decrease in cash provided by operations was primarily due to an increase in accrued expenses and accounts receivable during this period.

Net cash used in investing activities was $10.7 million for the year ended December 31, 2015, compared to cash used in investing activities of $12.5 million for the year ended December 31, 2014. Our investing activities for the year ended December 31, 2015 were $2.2 million in purchases of property and equipment to invest in our technology infrastructure, $4.3 million and $4.1 million for the acquisition of Priority Home Healthcare, Inc. and Five Points Healthcare of Virginia, as described in Note 3 to the Consolidated Financial Statements and $0.1million for the acquisition of a customer list. Our investing activities for the year ended December 31, 2014 included purchases of property and equipment related to our support center in Downers Grove, IL, the purchase of a new payroll system and the acquisition of Aid & Assist as described in Note 3 to the Consolidated Financial Statements.

Net cash used in financing activities was $2.6 million for the year ended December 31, 2015 as compared to net cash provided by financing activities of $3.3 million for the year ended December 31, 2014. Our financing activities for the year ended December 31, 2015 were a $1.0 million payment on the CHHC contingent earn-out obligation as described in Note 3 to the Consolidated Financial Statements, $1.1 million of payments on capital lease obligations and $1.2 million payment for debt issuance costs, $0.3 million of cash received for the exercise of employee stock options and $0.3 million of excess tax benefit from exercise of stock options. Our financing activities for the year ended December 31, 2014 were primarily related to capital lease obligations entered into during the year to finance purchases of property and equipment related to our support center in Downers Grove, IL.

Outstanding Accounts Receivable

Gross accounts receivable as of December 31, 2016 and 2015 were $124.4 million and $89.8 million, respectively. Outstanding accounts receivable, net of the allowance for doubtful accounts, increased by $32.0 million as of December 31, 2016 as compared to December 31, 2015. The increase in accounts receivable is primarily attributable to delay in both Medicaid and non-Medicaid payment from the State of Illinois for fiscal year 2017, accounts receivable acquired as part of our acquisitions and the general increase in our overall business.

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

The following tables detail our accounts receivable before reserves by payor category, showing Illinois governmental payors separately, and the related allowance amount at December 31, 2016, 2015 and 2014:

	December 31, 2016
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(Amounts In Thousands, Except Percentages)
Illinois governmental based programs	$40,727	$25,619	$1,418	$1,585	$69,349
Other state, local and other governmental programs	20,786	3,090	2,117	3,002	28,995
Managed care organizations	14,039	3,341	2,848	2,679	22,907
Private pay and commercial insurance	2,439	399	265	8	3,111

Total	$77,991	$32,449	$6,648	$7,274	$124,362

Aging % of total	62.8%	26.1%	5.3%	5.8%
Allowance for doubtful accounts					$7,363
Reserve as % of gross accounts receivable					5.9%

	December 31, 2015
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(Amounts In Thousands, Except Percentages)
Illinois governmental based programs	$31,755	$16,315	$1,066	$1,276	$50,412
Other state, local and other governmental programs	13,218	4,473	3,507	1,308	22,506
Managed care organizations	8,867	1,711	1,969	598	13,145
Private pay and commercial insurance	3,118	454	225	(51)	3,746

Total	$56,958	$22,953	$6,767	$3,131	$89,809

Aging % of total	63.4%	25.6%	7.5%	3.5%
Allowance for doubtful accounts					$4,850
Reserve as % of gross accounts receivable					5.4%

	December 31, 2014
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(Amounts In Thousands, Except Percentages)
Illinois governmental based programs	$37,406	$5,298	$670	$762	$44,136
Other state, local and other governmental programs	12,951	1,815	1,284	60	16,110
Managed care organizations	6,524	1,167	919	258	8,868
Private pay and commercial insurance	2,658	299	173	(30)	3,100

Total	$59,539	$8,579	$3,046	$1,050	$72,214

Aging % of total	82.4%	11.9%	4.2%	1.5%
Allowance for doubtful accounts					$3,881
Reserve as % of gross accounts receivable					5.4%

We calculate our continuing operations days sales outstanding (“DSO”) by taking the accounts receivable outstanding net of the allowance for doubtful accounts divided by the total net service revenues for the last quarter, multiplied by the number of days in that quarter. Our DSOs from continuing operations were 104, 92 and 80 days at December 31, 2016, 2015 and 2014, respectively. The DSOs for our largest payor, the Illinois Department on Aging, at December 31, 2016, 2015 and 2014 were 152, 101 and 85 days, respectively. We may not receive payments on a consistent basis in the near term and our DSOs and the DSO for the Illinois Department on Aging may increase despite Illinois’s enactment of a stopgap budget on June 30, 2016. The increase in the reserve as a percentage of gross accounts receivable to 5.9% as of December 31, 2016 from 5.4% as of December 31, 2015 is attributable to additional reserves needed for managed care organizations and acquisition transitions. The reserve as percentage of gross accounts receivable remains the same for 2015 and 2014 at 5.4%.

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

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

Revenue Recognition

The majority of our revenues for 2016, 2015 and 2014 from continuing operations are derived from Medicaid and Medicaid waiver programs under agreements with various state and local authorities. These agreements provide for a service term from one year to an indefinite term. Services are provided based on authorized hours, determined by the relevant state or local agency, at an hourly rate specified in the agreement or fixed by legislation and recognized in net service revenues as services are provided. Services to other payors, such as private or commercial clients, are provided at negotiated hourly rates and recognized in net service revenues as services are provided. We provide for appropriate allowances for uncollectible amounts at the time the services are rendered.

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

Illinois law entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, interest income. For the year ended December 31, 2016, we received $2.8 million in prompt payment interest. For the years ended December 31, 2015 and 2014 we did not earn or receive any prompt payment interest.

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

Goodwill

Our carrying value of goodwill is the residual of the purchase price over the fair value of the net assets acquired from various acquisitions including the acquisition of Addus HealthCare, Inc. (“Addus HealthCare”). In accordance with ASC Topic 350, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are not amortized. We test goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. We may use a qualitative test, known as “Step 0,” or a two-step quantitative method to determine whether impairment has occurred. We can elect to perform Step 0, an optional qualitative analysis, and based on the results skip the remaining two steps. In 2016, 2015 and 2014, we elected to implement Step 0. The results of our Step 0 assessment indicated that it was more likely than not that the fair value of our reporting unit exceeded its carrying value and therefore we concluded that there were no impairments for the years ended December 31, 2016, 2015 or 2014.

Long-Lived Assets

We review our long-lived assets and finite lived intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine if impairment exists, we compare the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset, generally determined by discounting the estimated future cash flows. No impairment charge was recorded for the years ended December 31, 2016, 2015 or 2014.

Indefinite-lived Assets

We also have indefinite-lived assets that are not subject to amortization expense such as licenses and in certain states certificates of need to conduct specific operations within geographic markets. Our management has concluded that these assets have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and we intend to renew the licenses indefinitely. The licenses and certificates of need are tested annually for impairment. No impairment was recorded for the years ended December 31, 2016, 2015 or 2014.

Workers’ Compensation Program

Our workers’ compensation insurance program has a $0.4 million deductible component. We recognize our obligations associated with this program in the period the claim is incurred. The cost of both the claims reported and claims incurred but not reported, up to the deductible, have been accrued based on historical claims experience, industry statistics and an actuarial analysis performed by an independent third party. We monitor our claims quarterly and adjust our reserves accordingly. These costs are recorded primarily in the cost of services caption in the consolidated statement of income. Under the agreement pursuant to which we acquired Addus HealthCare, claims under our workers’ compensation insurance program that related to December 31, 2005 or earlier were the responsibility of the selling shareholders in the acquisition, subject to certain limitations. The responsibility of the selling shareholders for these claims was terminated on December 29, 2014. In August 2010, the FASB issued Accounting Standards Update No 2010-24, Health Care Entities (Topic 954), “Presentation of Insurance Claims and Related Insurance Recoveries” (“ASU 2010-24”), which clarifies that companies should not net insurance recoveries against a related claim liability. Additionally, the amount of the claim liability should be determined without consideration of insurance recoveries. As of December 31, 2016, 2015 and 2014 we recorded $0.7 million, $1.3 million, and $1.5 million, respectively, in workers’ compensation insurance recovery receivables and a corresponding increase in our workers’ compensation liability. The workers’ compensation insurance recovery receivable is included in our prepaid expenses and other current assets on the balance sheet.

Interest Income

Illinois law entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income from continuing operations is recognized when received. For the year ended December 31, 2016, we received $2.8 million in prompt payment interest. For the years ended December 31, 2015 and 2014 we did not earn or receive any prompt payment interest.

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

Stock-based Compensation

We have two stock incentive plans, the 2006 Stock Incentive Plan (the “2006 Plan”) and the 2009 Stock Incentive Plan, as amended (the “2009 Plan”) that provide for stock-based employee compensation. We account for stock-based compensation in accordance with ASC Topic 718, “Stock Compensation.” Compensation expense is recognized on a graded method under the 2006 Plan and on a straight-line basis under the 2009 Plan over the vesting period of the awards based on the fair value of the options and restricted stock awards. Under the 2006 Plan, we historically used the Black-Scholes option pricing model to estimate the fair value of our stock based payment awards, but beginning October 28, 2009 under our 2009 Plan we began using an enhanced Hull-White Trinomial model. The determination of the fair value of stock-based payments utilizing the Black-Scholes model and the enhanced Hull-White Trinomial model is affected by Holdings’ stock price and a number of assumptions, including expected volatility, risk-free interest rate, expected term, expected dividends yield, expected forfeiture rate, expected turn-over rate and the expected exercise multiple. Equity grants may no longer be granted under the 2006 Plan.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP and will be effective for us as of January 1, 2018. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method and we have not yet selected which transition method we will apply. Our evaluation of ASU 2014-09 is not complete. The FASB has issued and may issue in the future, interpretative guidance, which may cause our evaluation to change. We have completed an initial review to determine the impact ASU 2014-09 and its subsequent updates through December 31, 2016 will have on our Consolidated Financial Statements or financial statement disclosures upon adoption. Based on our preliminary review, we believe that the timing and measurement of revenue for our customers will be similar to our current revenue recognition. However, this view is preliminary and could change based on the detailed analysis associated with the conversion and implementation phases of our ASU 2014-09 project. We will complete our assessment during 2017.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” which replaces existing leasing rules with a comprehensive lease measurement and recognition standard and expanded disclosure requirements. ASU 2016-02 will require lessees to recognize most leases on their balance sheets as liabilities, with corresponding “right-of-use” assets and is effective for annual reporting periods beginning after December 15, 2018, subject to early adoption. For income statement recognition purposes, leases will be classified as either a finance or an operating lease. We will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Upon initial evaluation, we believe that the new standard will have a material impact on our Consolidated Balance Sheets but it will not affect our liquidity. We are continuing to evaluate other potential impacts to our financial statements and accounting systems including whether we will need to secure new software to account for the change in leases.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 allows for simplification of several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under ASU 2016-09, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement. ASU 2016-09 also requires recognition of excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. ASU 2016-09 further permits the withholding of an amount up to employees’ maximum individual tax rate in the relevant jurisdiction without resulting in a liability classification. ASU 2016-09 also requires any excess tax benefits be classified along with other income tax cash flows as an operating activity and cash paid by an employer when directly withholding shares for tax-withholding purposes to be classified as a financing activity. ASU 2016-09 is effective for public companies for interim and annual periods beginning after December 15, 2016. We are currently evaluating the impact of ASU 2016-09 on our Consolidated Financial Statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments (Topic 326) Credit Losses.” ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. Under the new standard, entities holding financial assets, including accounts receivables and net investment in leases that are not accounted for at fair value through net income are to be presented at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. ASU 2016-13 is effective as of January 1, 2020. Early adoption is permitted. We are currently evaluating the impact of ASU 2016-13.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This standard amends and adjusts how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and will require adoption on a retrospective basis unless impracticable. If impracticable we would be required to apply the amendments prospectively as of the earliest date possible. We are currently evaluating the impact that ASU 2016-15 will have on our statement of financial position or financial statement disclosures.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment.” The new guidance eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on the current Step 1). ASU 2017-04 is effective for annual and any interim impairment tests for periods beginning after December 15, 2019. We are currently evaluating the provisions of ASU 2017-04 to determine how our goodwill impairment testing will be impacted and whether we may elect to adopt ASU 2017-04 prior to the stated effective date.

Contractual Obligations and Commitments

We had outstanding letters of credit of $16.7 million at December 31, 2016. These standby letters of credit benefit our third-party insurer for our high deductible workers’ compensation insurance program. The amount of the letters of credit is negotiated annually in conjunction with the insurance renewals. We anticipate our commitment will increase as we continue to grow our business.

The following table summarizes our cash contractual obligations as of December 31, 2016:

Contractual Obligations	Total	Less than 1 Year	1-2 Years	3-4 Years	More than 5 Years
	(Amounts in Thousands)
Term loan, 3.79% due 2020	24,063	1,250	2,500	20,313	—
Interest payable on term loan(1)	3,243	916	1,669	658	—
Capital leases	2,617	1,561	1,056	—	—
Operating leases	16,515	3,855	5,565	3,675	3,420

Total Contractual Obligations	$46,438	$7,582	$10,790	$24,646	$3,420

(1)

As described in Notes to the Consolidated Financial Statements 7. Long-Term Debt, interest on borrowings under the term loan are variable. The calculated interest payable amounts above use actual rates available through March 2017 and assumes the March 2017 rate of 3.79% for all future interest payable.

As described in Note 3 to the Consolidated Financial Statements, the acquisition agreement for Aid & Assist at Home, LLC contains a contingent earn-out obligation, which expired December 31, 2016. At December 31, 2016 and 2015, we determined there was no liability for the Aid & Assist at Home, LLC contingent earn-out obligation.

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

We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. As of December 31, 2016, we had outstanding borrowings of approximately $24.1 million on our credit facility, all of which was subject to variable interest rates. As of December 31, 2015, we had no outstanding borrowings on our credit facility. If the variable rates on this debt were 100 basis points higher than the rate applicable to the borrowing during the year ended December 31, 2016, our net income would have decreased by $0.2 million, or $0.01 per diluted share. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements together with the related notes and the report of our independent registered public accounting firm, are set forth on the pages indicated in Part IV, Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded our internal control over financial reporting was effective as of December 31, 2016.

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

In accordance with SEC regulations, management excluded from its assessment the internal control over financial reporting of South Shore Home Health Service Inc., which was acquired on February 5, 2016 and whose financial statements constitute 7.9% of the total assets of the Company as of December 31, 2016 and 12.9% and (7.0)% of the Company’s revenues and net income (loss) for the year ended December 31, 2016.

BDO USA, LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included herein.

Changes in Internal Controls Over Financial Reporting

A material weakness (as defined in SEC rule 12b-2) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. During the fourth quarter of 2015, our management determined that a material weakness in internal control over financial reporting existed. Specifically, controls regarding segregation of duties and user access as well as monitoring and review controls related to billable and non-billable transactions were ineffective. There were insufficient controls over validating the completeness and accuracy of underlying data used in the operation of monitoring controls as well as ineffective controls related to review of new hire, terminations and payroll changes. Because the Company’s revenue and payroll are dependent on the effectiveness of these controls, these deficiencies, in the aggregate, resulted in a reasonable possibility that a material misstatement of the Company’s revenue or payroll expense may not be prevented or detected on a timely basis as of December 31, 2015.

To remediate the material weakness described above, during 2016 we have implemented actions to improve our internal control over financial reporting and procedures including hiring financial leadership and personnel for the finance organization with appropriate experience and certification. Also, we have supplemented and enhanced resources and training for our organization. We effected proper tone at the top through these personnel changes and changes in our policies. The personnel in these new functions established a structure that allows us to validate the completeness and accuracy of the underlying data used in the operation of monitoring controls. We have implemented changes to user access to properly segregate duties and programmatic enhancements to the time maintenance process to improve monitoring and review controls of transactions. We have improved our monitoring and review controls for new hires, terminations, and payroll changes. Also, management redesigned processes, implemented more robust accounting policies, and introduced new management review controls. As a result, we have improved the timeliness and the level of precision of our control activities. During the fourth quarter of 2016, we successfully completed the testing necessary to conclude that the material weakness has been remediated.

Other than the changes described above, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Addus HomeCare Corporation

Downers Grove, Illinois

We have audited Addus HomeCare Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Addus HomeCare Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of South Shore Home Health Services Inc., which was acquired on February 5, 2016, and which is included in the consolidated balance sheets of Addus HomeCare Corporation as of December 31, 2016, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. South Shore Home Health Services Inc., constituted 7.9% of total assets as of December 31, 2016, and 12.9% and (7.0)% of revenues and net income (loss), respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of South Shore Home Health Services Inc. because of the timing of the acquisition which was completed on February 5, 2016. Our audit of internal control over financial reporting of Addus HomeCare Corporation also did not include an evaluation of the internal control over financial reporting of South Shore Home Health Services Inc.

In our opinion, Addus HomeCare Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Addus HomeCare Corporation as of December 31, 2016 and 2015, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 15, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Chicago, Illinois

March 15, 2017

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K as we intend to file our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders pursuant to Regulation 14A of the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the 2017 Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2016.

The Company has adopted a Code of Conduct that is applicable to all of its employees, officers and members of its Board of Directors, and its subsidiaries. A copy of the current version of our Code of Conduct is available in the Investors — Corporate Governance section of our internet website at http://www.addus.com/index.htm. A copy of the Code of Conduct is also available in print, free of charge, to any stockholder who requests it by writing to Addus HomeCare Corporation, 2300 Warrenville Road, Downers Grove, IL 60515. The Company intends to post amendments to or waivers, if any, from its Code of Conduct at this location on its website, in each case to the extent such amendment or waiver would otherwise require the filing of a Current Report on Form 8-K pursuant to Item 5.05 thereof.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the 2017 Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the 2017 Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the 2017 Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2016.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the 2017 Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2016.

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

(b)	Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Addus HomeCare Corporation dated as of October 27, 2009 (filed on November 20, 2009 as Exhibit 3.1 to Addus HomeCare Corporation’s Quarterly Report on Form 10-Q (File No. 001-34504) and incorporated by reference herein).

3.2	Amended and Restated Bylaws of Addus HomeCare Corporation, as amended by the First Amendment to Amended and Restated Bylaws (filed on May 9, 2013 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-34504) and incorporated by reference herein).

4.1	Form of Common Stock Certificate (filed on October 2, 2009 as Exhibit 4.1 to Amendment No. 4 to the Addus HomeCare Corporation’s Registration Statement on Form S-1 (File No. 333-160634) and incorporated by reference herein).

4.2	Registration Rights Agreement, dated September 19, 2006, by and among Addus Holding Corporation, Eos Capital Partners III, L.P., Eos Partners SBIC III, L.P., Freeport Loan Fund LLC, W. Andrew Wright, III, Addus Term Trust, W. Andrew Wright Grantor Retained Annuity Trust, Mark S. Heaney, James A. Wright and Courtney E. Panzer (filed on July 17, 2009 as Exhibit 4.3 to Addus HomeCare Corporation’s Registration Statement on Form S-1 (File No. 333-160634) and incorporated by reference herein).

10.1	Separation and General Release Agreement, dated as of September 20, 2009, between Addus HealthCare, Inc. and W. Andrew Wright, III (filed on September 21, 2009 as Exhibit 10.1(b) to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 (File No. 333-160634) and incorporated by reference herein).*

10.2	Amended and Restated Employment and Non-Competition Agreement, dated August 27, 2007, between Addus HealthCare, Inc. and Darby Anderson (filed on July 17, 2009 as Exhibit 10.4 to Addus HomeCare Corporation’s Registration Statement on Form S-1 (File No. 333-160634) and incorporated by reference herein).*

10.3	Amendment to the Amended and Restated Employment and Non-Competition Agreement, dated September 30, 2009, between Addus HealthCare, Inc. and Darby Anderson (filed on October 2, 2009 as Exhibit 10.4(a) to Amendment No. 4 to Addus HomeCare Corporation’s Registration Statement on Form S-1 (File No. 333-160634) and incorporated by reference herein).*

Exhibit Number	Description of Document

10.4	Addus HealthCare, Inc. Home Health and Home Care Division Vice President and Regional Director Bonus Plan (filed on July 17, 2009 as Exhibit 10.10 to Addus HomeCare Corporation’s Registration Statement on Form S-1 (File No. 333-160634) and incorporated by reference herein).*

10.5	Addus HealthCare, Inc. Support Center Vice President and Department Director Bonus Plan (filed on July 17, 2009 as Exhibit 10.11 to Addus HomeCare Corporation’s Registration Statement on Form S-1 (File No. 333-160634) and incorporated by reference herein).*

10.6	Addus Holding Corporation 2006 Stock Incentive Plan (filed on July 17, 2009 as Exhibit 10.12 to Addus HomeCare Corporation’s Registration Statement on Form S-1 (File No. 333-160634) and incorporated by reference herein).*

10.7	Director Form of Option Award Agreement under the 2006 Stock Incentive Plan (filed on July 17, 2009 as Exhibit 10.13 to Addus HomeCare Corporation’s Registration Statement on Form S-1 (File No. 333-160634) and incorporated by reference herein).*

10.8	Executive Form of Option Award Agreement under the 2006 Stock Incentive Plan (filed on July 17, 2009 as Exhibit 10.14 to Addus HomeCare Corporation’s Registration Statement on Form S-1 (File No. 333-160634) and incorporated by reference herein).*

10.9	Form of Indemnification Agreement (filed on July 17, 2009 as Exhibit 10.16 to Addus HomeCare Corporation’s Registration Statement on Form S-1 (File No. 333-160634) and incorporated by reference herein).

10.10	License Agreement, dated March 24, 2006, between McKesson Information Solutions, LLC and Addus HealthCare, Inc. (filed on August 26, 2009 as Exhibit 10.17 to Amendment No. 1 to Addus HomeCare Corporation’s Registration Statement on Form S-1 (File No. 333-160634) and incorporated by reference herein).

10.11	Contract Supplement to the License Agreement No. C0608555, dated March 24, 2006 (filed on August 26, 2009 as Exhibit 10.17 to Amendment No. 1 to Addus HomeCare Corporation’s Registration Statement on Form S-1 (File No. 333-160634) and incorporated by reference herein).

10.12	Contract Supplement to the License Agreement No. 00608555, dated March 28, 2006 (filed on August 26, 2009 as Exhibit 10.17(b) to Amendment No. 1 to Addus HomeCare Corporation’s Registration Statement on Form S-1 (File No. 333-160634) and incorporated by reference herein).

10.13	Amendment to License Agreement No. C0608555, dated March 28, 2006, between McKesson Information Solutions, LLC and Addus HealthCare, Inc. (filed on August 26, 2009 as Exhibit 10.17(c) to Amendment No. 1 to Addus HomeCare Corporation’s Registration Statement on Form S-1 (File No. 333-160634) and incorporated by reference herein).

10.14	Form of Addus HomeCare Corporation 2009 Stock Incentive Plan (filed on September 21, 2009 as Exhibit 10.20 to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 (File No. 333-160634) and incorporated by reference herein).*

10.15	Form of Nonqualified Stock Option Award Agreement pursuant to the 2009 Stock Incentive Plan (filed on September 21, 2009 as Exhibit 10.20(a) to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 (File No. 333-160634) and incorporated by reference herein).*

10.16	Form of Restricted Stock Award Agreement pursuant to 2009 Stock Incentive Plan (filed on September 21, 2009 as Exhibit 10.20(b) to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 (File No. 333-160634) and incorporated by reference herein).*

10.17	The Executive Nonqualified “Excess” Plan Adoption Agreement, by Addus HealthCare, Inc., dated April 1, 2012 (filed on April 5, 2012 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K (File No. 001-34504) and incorporated by reference herein).*

Exhibit Number	Description of Document

10.18	The Executive Nonqualified Excess Plan Document, dated April 1, 2012 (filed on April 5, 2012 as Exhibit 99.2 to Addus HomeCare Corporation’s Current Report on Form 8-K (File No. 001-34504) and incorporated herein by reference).*

10.19	Asset Purchase Agreement, dated as of February 7, 2013, by and among Addus HealthCare, Inc., its subsidiaries identified therein, LHC Group, Inc. and its subsidiaries identified therein (filed on March 6, 2013 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K (File No. 001-34504) and incorporated by reference herein).

10.20	Amended and Restated Credit and Guaranty Agreement, dated as of August 11, 2014, among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., Fort Smith Home Health Agency, Inc., Little Rock Home Health Agency, Inc., Lowell Home Health Agency, Inc., PHC Acquisition Corporation, Professional Reliable Nursing Service, Inc., Addus Healthcare (South Carolina), Inc., Addus HealthCare (Delaware), Inc. and Cura Partners, LLC, as borrowers, Addus HomeCare Corporation, the other credit parties from time to a time a party thereto, the various institutions from time to time a party thereto, as lenders, and Fifth Third Bank as agent and L/C issuer (filed on August 11, 2014 as Exhibit 10.1 to Addus HomeCare Corporation’s Quarterly Report on Form 10-Q (File No. 001-34504) and incorporated by reference herein).

10.21	Amendment No 1. to Amended and Restated Credit and Guaranty Agreement, dated as of November 6, 2014 and effective as of September 30, 2014, among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., PHC Acquisition Corporation, Professional Reliable Nursing Service, Inc., Addus HealthCare (South Carolina), Inc., Addus HealthCare (Delaware), Inc. and Cura Partners, LLC, as borrowers, Addus HomeCare Corporation, the other credit parties from time to time a party thereto, the various institutions from time to time a party thereto, as lenders, and Fifth Third Bank as agent and L/C issuer (filed on November 7, 2014 as Exhibit 10.2 to Addus HomeCare Corporation’s Quarterly Report on Form 10-Q (File No. 001-34504) and incorporated by reference herein).

10.22	Consent and Amendment No. 2 to Second Amended and Restated Credit and Guaranty Agreement, effective May 24, 2016, among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., PHC Acquisition Corporation, Professional Reliable Nursing Service, Inc., Addus HealthCare (South Carolina), Inc., Addus HealthCare (Delaware), Inc., Cura Partners, LLC, Priority Home Health Care, Inc. and South Shore Home Health Service Inc., as borrowers, Addus HomeCare Corporation, as guarantor, the other credit parties from time to time party thereto, the various institutions from time to time party thereto, as lenders, and Fifth Third Bank, as agent and L/C issuer (filed on May 24, 2016 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K (File No. 001-34504) and incorporated by reference herein).

10.23	Employment and Non-Competition Agreement, effective December 15, 2014, by and between Addus HealthCare, Inc. and Maxine Hochhauser (filed on December 15, 2014 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K (File No. 001-34504) and incorporated by reference herein).*

10.24	Amendment to Employment and Non-Competition Agreement, effective December 15, 2014, by and between Addus HealthCare, Inc. and Darby Anderson (filed on December 15, 2014 as Exhibit 99.2 to Addus HomeCare Corporation’s Current Report on Form 8-K (File No. 001-34504) and incorporated by reference herein).*

Exhibit Number	Description of Document

10.25	Employment and Non-Competition Agreement, effective May 11, 2015, by and between Addus HealthCare, Inc. and Donald Klink (filed on April 30, 2015 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K (File No. 001-34504) and incorporated by reference herein).*

10.26	Securities Purchase Agreement, dated as of April 24, 2015, by and among Addus Healthcare, Inc., Margaret Coffey, Carol Kolar, South Shore Home Health Service, Inc. and Acaring Home Care, LLC (filed on May 8, 2015 as Exhibit 10.1 to Addus HomeCare Corporation’s Quarterly Report on Form 10-Q (File No. 001-34504) and incorporated by reference herein).

10.27	Second Amended and Restated Credit and Guaranty Agreement, dated as of November 10, 2015, among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., PHC Acquisition Corporation, Professional Reliable Nursing Service, Inc., Addus HealthCare (South Carolina), Inc., Addus HealthCare (Delaware), Inc., Cura Partners, LLC and Priority Home Health Care, Inc., as borrowers, Addus HomeCare Corporation, as guarantor, the other credit parties from time to time party thereto, the various institutions from time to time party thereto, as lenders, and Fifth Third Bank, as agent and L/C issuer (filed on November 16, 2015 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K (File No. 001-34504) and incorporated by reference herein).

10.28	Employment Agreement, dated November 29, 2010, by and between Addus HealthCare, Inc. and Dennis Meulemans (filed on December 1, 2010 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K (File No. 001-34504) and incorporated by reference herein).*

10.29	Separation Agreement and General Release, dated as of April 29, 2015, by and between Addus HealthCare, Inc. and Dennis Meulemans (filed on April 30, 2015 as Exhibit 99.2 to Addus HomeCare Corporation’s Current Report on Form 8-K (File No. 001-34504) and incorporated by reference herein).*

10.30	Amended and Restated Employment and Non-Competition Agreement, dated May 6, 2008, between Addus HealthCare, Inc. and Mark S. Heaney (filed on July 17, 2009 as Exhibit 10.2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 (File No. 333-160634) and incorporated by reference herein).*

10.31	Amendment to the Amended and Restated Employment and Non-Competition Agreement, dated September 30, 2009, between Addus HealthCare, Inc. and Mark S. Heaney (filed on October 2, 2009 as Exhibit 10.2(a) to Amendment No. 4 to Addus HomeCare Corporation’s Registration Statement on Form S-1 (File No. 333-160634) and incorporated by reference herein).*

10.32	Amendment No. 2 to Employment and Non-Competition Agreement, dated November 17, 2011, by and between Addus HealthCare, Inc. and Mark S. Heaney (filed on November 23, 2011 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K (File No. 001-34504) and incorporated by reference herein).*

10.33	Employment and Non-Competition Agreement, dated as of February 25, 2016, by and between Addus HealthCare, Inc. and James Zoccoli (filed on February 29, 2016 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K (File No. 001-34504) and incorporated by reference herein).*

10.34	Employment and Non-Competition Agreement, dated as of February 29, 2016, by and between Addus HealthCare, Inc. and R. Dirk Allison (filed on March 2, 2016 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K (File No. 001-34504) and incorporated by reference herein).*

Exhibit Number	Description of Document

10.35	Separation Agreement and General Release, dated as of March 18, 2016, by and between Addus HealthCare, Inc. and Inna Berkovich (filed on March 23, 2016 as Exhibit 10.1 to Addus HomeCare Corporation’s Current Report on Form 8-K (File No. 001-34504) and incorporated by reference herein).*

10.36	Employment and Non-Competition Agreement, effective May 10, 2016, by and between Addus HealthCare, Inc. and Brian Poff (filed on May 12, 2016 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K (File No. 001-34504) and incorporated by reference herein).*

10.37	Separation Agreement and General Release, effective May 25, 2016, by and between Addus HealthCare, Inc. and Donald Klink (filed on May 27, 2016 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K (File No. 001-34504) and incorporated by reference herein).*

10.38	Employment and Non-Competition Agreement, effective June 1, 2016, by and between Addus HealthCare, Inc. and Brenda Belger (filed on June 1, 2016 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K (File No. 001-34504) and incorporated by reference herein).*

10.39	Employment and Non-Competition Agreement, dated as of June 18, 2012, by and between Addus HealthCare, Inc. and Inna Berkovich (filed on June 20, 2012 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K (File No. 001-34504) and incorporated by reference herein).*

10.40	Separation Agreement and General Release, dated as of March 1, 2016, by and between Addus HomeCare Corporation and Mark S. Heaney (filed on March 2, 2016 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K (File No. 001-34504) and incorporated by reference herein).*

10.41	Employment Agreement, dated January 16, 2017, by and between Addus HealthCare, Inc. and W. Bradley Bickham (filed on January 4, 2017 as Exhibit 10.1 to Addus HomeCare Corporation’s Current Report on Form 8-K (File No. 001-34504) and incorporated by reference herein).*

10.42	Separation Agreement and General Release, dated as of February 13, 2017, by and between Addus HomeCare Corporation and Maxine Hochhauser (filed on January 18, 2017 as Exhibit 10.1 to Addus HomeCare Corporation’s Current Report on Form 8-K (File No. 001-34504) and incorporated by reference herein).*

21.1	Subsidiaries of Addus HomeCare Corporation

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Addus HomeCare Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in Extensive Business Reporting Language (XBRL), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

*	Management compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Addus HomeCare Corporation

By:	/s/ R. DIRK ALLISON
R. Dirk Allison, President and Chief Executive Officer

Date: March 15, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ R. DIRK ALLISON R. Dirk Allison	President and Chief Executive Officer (Principal Executive Officer) and Director	March 15, 2017

/s/ Brian Poff Brian Poff	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2017

/s/ MARK L. FIRST Mark L. First	Director	March 15, 2017

/s/ SIMON A. BACHLEDA Simon A. Bachleda	Director	March 15, 2017

/s/ STEVEN I. GERINGER Steven I. Geringer	Director	March 15, 2017

/s/ MICHAEL EARLEY Michael Earley	Director	March 15, 2017

/s/ Darin J. Gordon Darin J. Gordon	Director	March 15, 2017

/s/ Susan T. Weaver, M.D., FACP Susan T. Weaver, M.D., FACP	Director	March 15, 2017

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Addus HomeCare Corporation

Downers Grove, Illinois

We have audited the accompanying consolidated balance sheets of Addus HomeCare Corporation as of December 31, 2016 and 2015 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Addus HomeCare Corporation at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 8 to the consolidated financial statements, the Company has changed the presentation of its deferred tax assets and liabilities in its consolidated balance sheets due to the adoption of FASB ASU 2015-17—Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Addus HomeCare Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Chicago, Illinois

March 15, 2017

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2016 and 2015

(amounts and shares in thousands, except per share data)

	2016	2015
Assets
Current assets
Cash	$8,013	$4,104
Accounts receivable, net of allowances of $7,363 and $4,850 at December 31, 2016 and 2015, respectively	116,999	84,959
Prepaid expenses and other current assets	5,998	4,858

Total current assets	131,010	93,921

Property and equipment, net of accumulated depreciation and amortization	6,648	8,619

Other assets
Goodwill	73,906	68,844
Intangibles, net of accumulated amortization	15,413	10,351
Investment in joint venture	900	900
Non-current deferred tax asset, net	3,153	1,825
Other assets	—	1,337

Total other assets	93,372	83,257

Total assets	$231,030	$185,797

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,486	$4,748
Current portion of long-term debt, net of debt issuance costs	2,531	1,109
Current portion of contingent earn-out obligation	—	1,250
Accrued expenses	42,603	35,082

Total current liabilities	49,620	42,189

Long-term liabilities
Long-term debt, less current portion, net of debt issuance costs	22,482	1,882

Total liabilities	$72,102	$44,071

Stockholders’ equity
Common stock—$.001 par value; 40,000 authorized and 11,527 and 11,108 shares issued and outstanding as of December 31, 2016 and 2015, respectively	$12	$11
Additional paid-in capital	92,253	87,076
Retained earnings	66,663	54,639

Total stockholders’ equity	158,928	141,726

Total liabilities and stockholders’ equity	$231,030	$185,797

See accompanying Notes to Consolidated Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2016, 2015 and 2014

(amounts and shares in thousands, except per share data)

	For the Year Ended December 31,
	2016	2015	2014
Net service revenues	$400,688	$336,815	$312,942
Cost of service revenues	294,593	245,492	229,207

Gross profit	106,095	91,323	83,735
General and administrative expenses	84,213	70,452	61,834
Revaluation of contingent consideration	—	130	—
Depreciation and amortization	6,647	4,717	3,830

Total operating expenses	90,860	75,299	65,664

Operating income from continuing operations	15,235	16,024	18,071

Interest income	(2,812)	(47)	(18)
Interest expense	2,332	786	698

Total interest (income) expense, net	(480)	739	680
Other income	206	—	—

Income from continuing operations before income taxes	15,921	15,285	17,391
Income tax expense	3,994	3,932	5,428

Net income from continuing operations	11,927	11,353	11,963

Earnings from discontinued operations	97	270	280

Net income	$12,024	$11,623	$12,243

Net income per common share
Basic income per share
Continuing operations	$1.05	$1.03	$1.10
Discontinued operations	0.01	0.03	0.02

Basic income per share	$1.06	$1.06	$1.12

Diluted income per share
Continuing operations	$1.05	$1.02	$1.08
Discontinued operations	0.01	0.02	0.02

Diluted income per share	$1.06	$1.04	$1.10

Weighted average number of common shares and potential common shares outstanding:
Basic	11,292	10,986	10,900
Diluted	11,349	11,189	11,114

See accompanying Notes to Consolidated Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2016, 2015 and 2014

(amounts and shares in thousands)

	Common Stock		Additional Paid in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2013	10,913	$11	$83,072	$30,773	$113,856

Issuance of shares of common stock under restricted stock award agreements	36	—	—	—	—
Stock-based compensation	—	—	827	—	827
Excess tax benefit from exercise of stock options	—	—	816	—	816
Shares issued	61	—	214	—	214
Net income	—	—	—	12,243	12,243

Balance at December 31, 2014	11,010	$11	$84,929	$43,016	$127,956

Issuance of shares of common stock under restricted stock award agreements	57	—	—	—	—
Forfeiture of shares of common stock under restricted stock award agreements	(3)	—	—	—	—
Stock-based compensation	—	—	1,573	—	1,573
Excess tax benefit from exercise of stock options	—	—	269	—	269
Shares issued	44	—	305	—	305
Net income	—	—	—	11,623	11,623

Balance at December 31, 2015	11,108	$11	$87,076	$54,639	$141,726

Issuance of shares of common stock under restricted stock award agreements	108	0	0	—	0
Forfeiture of shares of common stock under restricted stock award agreements	(69)	0	0	—	0
Stock-based compensation	—	—	1,072	—	1,072
Excess tax benefit from exercise of stock options	—	—	1,090	—	1,090
Shares issued	380	1	3,015	—	3,016
Net income	—	—	—	12,024	12,024

Balance at December 31, 2016	11,527	$12	$92,253	$66,663	$158,928

See accompanying Notes to Consolidated Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2016, 2015 and 2014

(amounts in thousands)

	For the Year
	Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$12,024	$11,623	$12,243
Adjustments to reconcile net income to net cash (used in) provided by operating activities, net of acquisitions:
Depreciation and amortization	6,647	4,717	3,830
Non-cash restructuring	2,550	—	—
Deferred income taxes	(1,328)	838	2,221
Stock-based compensation	1,072	1,573	827
Amortization of debt issuance costs	357	97	154
Provision for doubtful accounts	7,373	4,309	2,818
Revaluation of contingent consideration	—	130	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(32,606)	(19,512)	(9,276)
Prepaid expenses and other current assets	(282)	2,318	(873)
Accounts payable	(1,530)	570	(850)
Accrued expenses	4,980	(2,557)	(4,066)

Net cash (used in) provided by operating activities	(743)	4,106	7,028

Cash flows from investing activities:
Acquisitions of businesses	(20,026)	(8,365)	(7,172)
Acquisition of customer list	—	(146)	(50)
Purchases of property and equipment	(1,712)	(2,213)	(5,274)

Net cash used in investing activities	(21,738)	(10,724)	(12,496)

Cash flows from financing activities:
Payments on term loan	(938)	—	—
Payments on revolver	(27,000)	—	—
Excess tax benefit from exercise of stock options	1,090	269	816
Payment on contingent earn-out obligation	(100)	(1,000)	—
Payments for debt issuance costs	(503)	(1,165)	(290)
Cash received from exercise of stock options	3,016	305	214
Borrowings on revolver	27,000	—	—
Borrowings on term loan	25,000	—	—
Borrowings on capital lease obligations	—	—	2,896
Payments on capital lease obligations	(1,175)	(1,050)	(370)

Net cash provided by (used in) financing activities	26,390	(2,641)	3,266

Net change in cash	3,909	(9,259)	(2,202)
Cash, at beginning of period	4,104	13,363	15,565

Cash, at end of period	$8,013	$4,104	$13,363

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,322	$786	$698
Cash paid for income taxes	5,087	911	4,465
Supplemental disclosures of non-cash investing and financing activities
Contingent and deferred consideration accrued for acquisitions	$—	$—	$1,020
Property and equipment acquired through capital lease obligations	618	378	1,137
Tax benefit related to the amortization of tax goodwill in excess of book basis	203	123	123

See accompanying Notes to Consolidated Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Significant Accounting Policies

Basis of Presentation and Description of Business

The Consolidated Financial Statements include the accounts of Addus HomeCare Corporation (“Holdings”) and its subsidiaries (together with Holdings, the “Company” or “we”). The Company operates as one reportable business segment and is a provider of comprehensive personal care services, which are provided primarily in the home. The Company’s personal care services provide assistance with activities of daily living and adult day services. The Company’s consumers are primarily persons who are at risk of hospitalization or institutionalization, such as the elderly, chronically ill and disabled. The Company’s payor clients include federal, state and local governmental agencies, managed care organizations, commercial insurers and private individuals. As of December 31, 2016, the Company provided personal care services to over 33,000 consumers (unaudited) through 114 locations across 24 states, including three adult day services centers in Illinois (unaudited).

Principles of Consolidation

All intercompany balances and transactions have been eliminated in consolidation. The Company’s investment in entities with less than 20% ownership or in which the Company does not have the ability to influence the operations of the investee are being accounted for using the cost method and are included in investments in joint ventures.

Revenue Recognition

The Company generates net service revenues by providing services directly to consumers. The Company receives payments for providing services from federal, state and local governmental agencies, commercial insurers and private consumers. The Company’s continuing operations are principally provided based on authorized hours, determined by the relevant agency, at an hourly rate specified in agreements or fixed by legislation and recognized as revenues at the time services are rendered. Personal care service revenues are reimbursed by state, local and other governmental programs which are partially funded by Medicaid or Medicaid waiver programs, with the remainder reimbursed through private pay and insurance programs.

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

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Goodwill

The Company’s carrying value of goodwill is the excess of the purchase price over the fair value of the net assets acquired from various acquisitions including the acquisition of Addus HealthCare, Inc. (“Addus HealthCare”). In accordance with Accounting Standards Codification (“ASC”) Topic 350, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are not amortized. The Company tests goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. The Company may use a qualitative test, known as “Step 0,” or a two-step quantitative method to determine whether impairment has occurred. In Step 0, the Company can elect to perform an optional qualitative analysis and based on the results skip the two step analysis. In 2016, 2015 and 2014, the Company elected to implement Step 0 and was not required to conduct the remaining two step analysis. The results of the Company’s Step 0 assessments indicated that it was more likely than not that the fair value of its reporting unit exceeded its carrying value and therefore the Company concluded that there were no impairments for the years ended December 31, 2016, 2015 or 2014.

Intangible Assets

The Company’s identifiable intangible assets consist of customer and referral relationships, trade names, trademarks, state licenses and non-compete agreements. Amortization is computed using straight-line and accelerated methods based upon the estimated useful lives of the respective assets, which range from two to twenty-five years.

Intangible assets with finite lives are amortized using the estimated economic benefit method over the useful life and assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company would recognize an impairment loss when the estimated future non-discounted cash flows associated with the intangible asset is less than the carrying value. An impairment charge would then be recorded for the excess of the carrying value over the fair value. The Company estimates the fair value of these intangible assets using the income approach. No impairment charge was recorded for the years ended December 31, 2016, 2015 or 2014.

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

The Company also has indefinite-lived intangible assets that are not subject to amortization expense such as certificates of need and licenses to conduct specific operations within geographic markets. The Company’s management has concluded that certificates of need and licenses have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets, and the Company intends to renew and operate the certificates of need and licenses indefinitely. The certificates of need and licenses are tested annually for impairment. No impairment was recorded for the years ended December 31, 2016, 2015 or 2014.

Debt Issuance Costs

The Company amortizes debt issuance costs on a straight-line method over the term of the related debt. This method approximates the effective interest method. The Company has classified the debt issuance costs as a

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

reduction of the related long-term debt as of December 31, 2016. For the year ended December 31, 2015, debt issuance costs are included in other assets on the Consolidated Balance Sheets as the Company had no long-term debt outstanding during the year to offset the debt issuance costs.

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

Interest Income

Illinois law entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the statement of income as interest income. The Company received $2.8 million in prompt payment interest in 2016 and did not earn or receive prompt payment interest in 2015 and 2014. While the Company may be owed additional prompt payment interest, the amount and timing of receipt of such payments remains uncertain and the Company has determined that it will continue to recognize prompt payment interest income when received.

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

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Stock-based Compensation

The Company has two stock incentive plans under which stock-based employee compensation awards are outstanding, the 2006 Stock Incentive Plan (the “2006 Plan”) and the 2009 Stock Incentive Plan, as amended and restated (the “2009 Plan”). The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Stock Compensation.” Compensation expense is recognized on a graded method under the 2006 Plan and on a straight-line basis under the 2009 Plan over the vesting period of the awards based on the fair value of the options and restricted stock awards. Under the 2006 Plan, the Company historically used the Black-Scholes option pricing model to estimate the fair value of its stock based payment awards, but beginning October 28, 2009 under its 2009 Plan the Company began using an enhanced Hull-White Trinomial model. The determination of the fair value of stock-based payments utilizing the Black-Scholes model and the enhanced Hull-White Trinomial model is affected by Holdings’ stock price and a number of assumptions, including expected volatility, risk-free interest rate, expected term, expected dividends yield, expected forfeiture rate, expected turn-over rate and the expected exercise multiple. Equity grants may no longer be granted under the 2006 Plan.

Diluted Net Income Per Common Share

Diluted net income per common share, calculated on the treasury stock method, is based on the weighted average number of shares outstanding during the period. The Company’s outstanding securities that may potentially dilute the common stock are stock options and restricted stock awards.

Included in the Company’s calculation of diluted earnings per share for the year ended December 31, 2016 were approximately 405,000 stock options outstanding, of which approximately 30,000 were dilutive. In addition, there were approximately 103,000 restricted stock awards outstanding, of which approximately 27,000 were dilutive for the year ended December 31, 2016.

Included in the Company’s calculation of diluted earnings per share for the year ended December 31, 2015 were approximately 650,000 stock options outstanding, of which approximately 40,000 were out-of-the-money. In addition, there were approximately 89,000 restricted stock awards outstanding, of which approximately 6,000 were dilutive for the year ended December 31, 2015.

Included in the Company’s calculation of diluted earnings per share for the year ended December 31, 2014 were approximately 684,000 stock options outstanding, of which approximately 146,000 were out-of-the money. In addition, there were approximately 80,000 restricted stock awards outstanding, of which approximately 44,000 were dilutive for the year ended December 31, 2014.

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

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

expenses approximate fair value because of the short-term nature of these instruments. The carrying value of the Company’s long-term debt with variable interest rates approximates fair value based on instruments with similar terms.

The Company applies fair value techniques on a non-recurring basis associated with valuing potential impairment losses related to goodwill and indefinite-lived intangible assets and also when determining the fair value of contingent considerations. To determine the fair value in these situations, the Company uses Level 3 inputs, defined as unobservable inputs in which little or no market data exists; therefore requiring an entity to develop its own assumptions, such as discounted cash flows, or if available, what a market participant would pay on the measurement date.

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

Going Concern

In connection with the preparation of the financial statements for the year ended December 31, 2016, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the entity’s ability to continue as a going concern within one year after the date of the issuance, or the date of availability, of the financial statements to be issued, noting that there did not appear to be evidence of substantial doubt of the entity’s ability to continue as a going concern.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP and will be effective for the Company as of January 1, 2018. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method and we have not yet selected which transition method we will apply. The Company’s evaluation of ASU 2014-09 is not complete. The FASB has issued and may issue in the future, interpretative guidance, which may cause the Company’s evaluation to change. The Company has completed an initial review to determine the impact ASU 2014-09 and its subsequent updates through December 31, 2016 will have on its Consolidated Financial Statements or financial statement disclosures upon adoption. Based on the Company’s preliminary review, it believes that the timing and measurement of revenue for its customers will be similar to its current revenue recognition. However, this view is preliminary and could change based on the detailed analysis associated with the conversion and implementation phases of the Company’s ASU 2014-09 project. The Company will complete its assessment during 2017.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” which replaces existing leasing rules with a comprehensive lease measurement and recognition standard and expanded disclosure requirements. ASU 2016-02 will require lessees to recognize most leases on their balance sheets as liabilities, with corresponding “right-

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

of-use” assets and is effective for annual reporting periods beginning after December 15, 2018, subject to early adoption. For income statement recognition purposes, leases will be classified as either a finance or an operating lease. The Company will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Upon initial evaluation, the Company believes that the new standard will have a material impact on our Consolidated Balance Sheets but it will not affect our liquidity. The Company’s continuing to evaluate other potential impacts to its financial statements and accounting systems including whether the Company will need to secure new software to account for the change in leases.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 allows for simplification of several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under ASU 2016-09, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement. ASU 2016-09 also requires recognition of excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. ASU 2016-09 further permits the withholding of an amount up to employees’ maximum individual tax rate in the relevant jurisdiction without resulting in a liability classification. ASU 2016-09 also requires any excess tax benefits be classified along with other income tax cash flows as an operating activity and cash paid by an employer when directly withholding shares for tax-withholding purposes to be classified as a financing activity. ASU 2016-09 is effective for public companies for interim and annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of ASU 2016-09 on its Consolidated Financial Statements.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This standard amends and adjusts how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and will require adoption on a retrospective basis unless impracticable. If impracticable the Company would be required to apply the amendments prospectively as of the earliest date possible. The Company is currently evaluating the impact that ASU 2016-15 will have on its statement of financial position or financial statement disclosures.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment.” The new guidance eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge.

Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on the current Step 1). ASU 2017-04 is effective for annual and

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

any interim impairment tests for periods beginning after December 15, 2019. The Company is currently evaluating the provisions of ASU 2017-04 to determine how its goodwill impairment testing will be impacted and whether it may elect to adopt ASU 2017-04 prior to the stated effective date.

Reclassification of Prior Period Balances

Certain reclassifications have been made to prior period amounts to conform to the current-year presentation. On a retrospective basis, the Company early adopted ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires an entity to classify deferred tax assets and liabilities as non-current on the Consolidated Balance Sheets and Notes to Consolidated Financial Statements. Previously, deferred tax assets and liabilities were separated into current and non-current amounts on the Consolidated Balance Sheets and Notes to Consolidated Financial Statements.

2. Discontinued Operations

Effective March 1, 2013, the Company sold substantially all of the assets used in its home health business (the “Home Health Business”) in Arkansas, Nevada and South Carolina, and 90% of the Home Health Business in California and Illinois, to subsidiaries of LHC Group, Inc. (the “Purchasers”) for a cash consideration of $20.0 million. The Company retained a 10% ownership interest in the Home Health Business in California and Illinois. On December 30, 2013, the Company sold one home health agency in Pennsylvania for approximately $0.2 million. In accordance with ASC 360-10-45, “Impairment or Disposal of Long-Lived Assets,” the results of the Home Health Business and the Pennsylvania home health agency sold are reflected as discontinued operations for all periods presented herein.

The Company has included the financial results of the Home Health Business in discontinued operations for all periods presented. As a condition of the sale of the Home Health Business to subsidiaries of LHC Group. Inc. (“LHCG”), the Company is responsible for any adjustments to Medicare and Medicaid billings prior to the closing of the sale. In connection with an internal evaluation of the Company’s billing processes, it discovered documentation errors in a number of claims that it had submitted to Medicare. Consistent with applicable law, the Company voluntarily remitted $1.8 million to the government in March 2014. As of December 31, 2016, the Company, using its best judgment, has estimated a total of $0.4 million for billing adjustments for 2013, 2012 and 2011 which may be subject to Medicare audits. For the years ended December 31, 2016, 2015 and 2014, the Company reduced the indemnification reserve accrual by the amounts accrued for periods no longer subject to Medicare audits of $0.2 million, $0.4 million and $0.5 million respectively. This amount is reflected as a reduction in general and administrative expense of discontinued operations and reflected in the table below.

The following table presents the net service revenues and earnings attributable to discontinued operations, which include the financial results for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
	(Amounts in Thousands)
Net service revenues	$—	$—	$—

Income before income taxes	163	448	470
Income tax expense	66	178	190

Net income from discontinued operations	97	270	280

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

3. Acquisitions

Effective February 23, 2016, the Company acquired certain assets of Lutheran Social Services of Illinois (“LSSI”) for approximately $0.1 million, in order to expand its adult day services business within the State of Illinois. The results of operations from the acquisition of LSSI is included in the Company’s Consolidated Statements of Income from the date of the acquisition. The LSSI acquisition accounted for $1.0 million of net service revenues from continuing operations and $0.1 million of net income from continuing operations for the year ended December 31, 2016.

On April 24, 2015, Addus HealthCare entered into a Securities Purchase Agreement with Margaret Coffey and Carol Kolar (the “South Shore Sellers”), South Shore Home Health Service Inc. (“South Shore”) and Acaring Home Care, LLC (“Acaring”), pursuant to which Addus HealthCare agreed to acquire all of the issued and outstanding securities of each of South Shore and Acaring. On February 5, 2016, Addus HealthCare completed its acquisition of all the outstanding securities of South Shore and Acaring for a total purchase price of $20.0 million (the “South Shore Purchase Price”). The related acquisition costs, included in general and administrative expenses on the Consolidated Statements of Income, were $1.3 million and were expensed as incurred. The results of operations from South Shore and Acaring are included in the Company’s Consolidated Statements of Income from the date of the acquisition. Acaring was dissolved on March 1, 2016, and its assets were transferred to South Shore.

The Company’s acquisition of South Shore and Acaring has been accounted for in accordance with ASC Topic 805, “Business Combinations,” and the resulting goodwill and other intangible assets was accounted for under ASC Topic 350 “ Goodwill and Other Intangible Assets.” The acquisition was recorded at its fair value as of February 5, 2016. Under business combination accounting, the South Shore Purchase Price was $20.0 million and was allocated to South Shore’s net tangible and identifiable intangible assets based on their estimated fair values. Based upon management’s valuation, the total purchase price has been allocated as follows:

Total (Amounts in Thousands)
Goodwill	$5,265
Identifiable intangible assets	9,957
Accounts receivable	6,807
Other current assets	858
Accrued liabilities	(1,593)
Accounts payable	(1,268)

Total purchase price allocation	$20,026

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

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The South Shore acquisition accounted for $51.7 million of net service revenues from continuing operations and $0.8 million net loss of net income from continuing operations for the year ended December 31, 2016.

Effective November 9, 2015, the Company acquired certain assets of Five Points Healthcare of Virginia, LLC (“Five Points”), in order to further expand the Company’s presence in the State of Virginia. The total consideration for the transaction was comprised of $4.1 million in cash. The related acquisition costs, included in general and administrative expenses on the Consolidated Statements of Income, were $0.4 million and were expensed as incurred. The results of operations from this acquired entity are included in the Company’s Consolidated Statements of Income from the date of the acquisition.

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

The Five Points acquisition accounted for $4.1 million of net service revenues from continuing operations and $0.0 million of net income from continuing operations for the year ended December 31, 2016 and $0.7 million of net service revenues from continuing operations and $0.0 million net loss of net income from continuing operations for the year ended December 31, 2015.

Effective January 1, 2015, the Company acquired Priority Home Health Care, Inc. (“PHHC”), in order to further expand the Company’s presence in the State of Ohio. The total consideration for the transaction was comprised of $4.3 million in cash. The related acquisition costs, included in general and administrative expenses on the Consolidated Statements of Income, were $0.5 million and were expensed as incurred. The results of operations from this acquired entity are included in the Company’s Consolidated Statements of Income from the date of the acquisition.

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

The PHHC acquisition accounted for $7.5 million of net service revenues from continuing operations and $0.3 million of net income from continuing operations for the year ended December 31, 2016 and $9.0 million of net service revenues from continuing operations and $0.1 million of net income from continuing operations for the year ended December 31, 2015.

Effective June 1, 2014, the Company acquired Cura Partners, LLC, which conducts business under the name Aid & Assist at Home, LLC (“Aid & Assist”), in order to further expand the Company’s presence in the State of Tennessee. The total consideration for the transaction was $8.2 million, comprised of $7.1 million in cash and $1.0 million, representing the estimated fair value of contingent earn-out obligation. The related acquisition costs, included in general and administrative expenses on the Consolidated Statements of Income, were $0.6 million and were expensed as incurred. The results of operations from this acquired entity are included in the Company’s Consolidated Statements of Income from the date of the acquisition.

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

As of June 1, 2014, the contingent earn-out obligation was recorded at its fair value of $1.0 million, which was the present value of the Company’s obligation to pay up to $1.2 million based on probability-weighted estimates of the achievement of certain performance targets, as defined in the earn-out agreement between the parties. As of December 31, 2014, the Company revalued this liability at $0.2 million. As of December 31, 2016 and 2015, based on its valuations, the Company believes a liability does not exist for this contingent earn-out obligation. These declines in the fair value of the contingent earn-out obligation reflects the acquisition’s failure to achieve performance targets expected at the date of acquisition for 2014, 2015 and 2016. The contingent earn-out obligation expired December 31, 2016.

Under business combination accounting, the total purchase price was allocated to Aid & Assist’s net tangible and identifiable intangible assets based on their estimated fair values. Based upon management’s valuation, the total purchase price has been allocated as follows:

Total (Amounts in Thousands)
Goodwill	$4,317
Identifiable intangible assets	3,950
Accounts receivable	521
Furniture, fixtures and equipment	65
Other current assets	60
Accrued liabilities	(553)
Accounts payable	(168)

Total purchase price allocation	$8,192

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

The Aid and Assist acquisition accounted for $8.8 million of net service revenues from continuing operations and $0.3 million net loss of net income from continuing operations for the year ended December 31,

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

2016, $10.7 million of net service revenues from continuing operations and $0.1 million net loss of net income from continuing operations for the year ended December 31, 2015 and $7.5 million of net service revenues from continuing operations and $0.2 million of net income from continuing operations for the year ended December 31, 2014.

The following table contains unaudited pro forma consolidated income statement information assuming the South Shore acquisition closed on January 1, 2015, the Five Points and PHHC acquisitions closed on January 1, 2014, and Aid and Assist acquisition closed on January 1, 2013.

	For the Years Ended December 31, (Amounts in Thousands)
	2016	2015	2014
Net service revenues	$405,524	$392,887	$334,517
Operating income from continuing operations	14,437	20,383	19,458
Net income from continuing operations	11,409	14,135	12,893
Earnings from discontinued operations	97	270	280

Net income	$11,506	$14,405	$13,173

Net income per common share
Basic income per share
Continuing operations	$1.01	$1.29	$1.18
Discontinued operations	0.01	0.02	0.03

Basic income per share	$1.02	$1.31	$1.21

Diluted income per share
Continuing operations	$1.00	$1.27	$1.16
Discontinued operations	0.01	0.02	0.03

Diluted income per share	$1.01	$1.29	$1.19

The pro forma disclosures in the table above include adjustments for, amortization of intangible assets and tax expense and acquisition costs to reflect results that are more representative of the combined results of the transactions as if the South Shore acquisition had closed on January 1, 2015, the Five Points and PHHC acquisitions closed on January 1, 2014, and the Aid and Assist acquisition closed on January 1, 2013. This pro forma information is presented for illustrative purposes only and may not be indicative of the results of operation that would have actually occurred. In addition, future results may vary significantly from the results reflected in the pro forma information. The unaudited pro forma financial information does not reflect the impact of future events that may occur after the acquisition, such as anticipated cost savings from operating synergies.

For the acquisition of Coordinated Home Health Care, LLC on December 1, 2013, a contingent earn-out obligation was recorded at its fair value of $1.1 million, which was the present value of the Company’s obligation to pay up to $2.3 million based on probability-weighted estimates of the achievement of certain performance targets, as defined in the earn-out agreement between the parties. As of December 31, 2014, the Company revalued this liability at $1.9 million. This increase in the fair value of the contingent earn-out obligation reflected the acquisition’s excess achievement of performance targets for the year ended December 31, 2014 as a result of higher than anticipated rate of conversion to managed care organizations in the State of New Mexico. $1.0 million of the liability, which was recorded as the current portion at December 31, 2014, was subsequently paid during the second quarter of 2015. As of December 31, 2015, the remaining contingent earn-out obligation was recorded at its fair value of $1.3 million which is the maximum earn-out obligation based on

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

probability-weighted estimates of the achievement of certain performance targets, as defined in the earn-out agreement between the parties. The obligation was paid during the second quarter of 2016. The contingent earn-out obligation expired December 31, 2015.

4. Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2016	2015
	(Amounts in Thousands)
Computer equipment	$3,807	$3,499
Furniture and equipment	3,146	2,498
Transportation equipment	898	773
Leasehold improvements	3,551	4,756
Computer software	5,419	6,245

	16,821	17,771
Less accumulated depreciation and amortization	(10,173)	(9,152)

	$6,648	$8,619

Computer software includes $2.9 million of internally developed software. The Company had disposals of property and equipment related to the closure of three adult day services centers in Illinois during the third quarter of 2016 and unused contact center office space. Depreciation and amortization expense predominantly related to computer equipment and software and leasehold improvements totaled $1.7 million, $1.7 million and $1.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Goodwill is required to be tested for impairment at least annually. The Company can elect to perform Step 0 an optional qualitative analysis and based on the results skip the remaining two steps. In 2016, 2015 and 2014, the Company elected to implement Step 0 and was not required to conduct the remaining two step analysis. In performing its goodwill assessment for 2016, 2015 and 2014, the Company evaluated the following factors that affect future business performance: macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, entity-specific events, reporting unit factors and company stock price. As a result of the assessment of these qualitative factors, the Company has concluded that it is more likely than not that the fair values of the reporting unit goodwill as of December 31, 2016, 2015 and 2014 exceed the carrying values of the unit. Accordingly, the first and second steps of the goodwill impairment test as described in FASB ASC 350-20-35, which includes estimating the fair values of the Company, are not considered necessary. The Company did not record any impairment charges for the years ended December 31, 2016, 2015, or 2014. The goodwill for the Company’s continuing operations was $73.9 million and $68.8 million as of December 31, 2016 and 2015, respectively.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

A summary of goodwill and related adjustments for continuing operations is provided below:

Goodwill (Amounts in Thousands)
Goodwill, at December 31, 2014	$64,220
Additions for acquisitions	4,747
Adjustments to previously recorded goodwill	(123)

Goodwill, at December 31, 2015	$68,844
Additions for acquisitions	5,265
Adjustments to previously recorded goodwill	(203)

Goodwill, at December 31, 2016	$73,906

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

The Company also has indefinite-lived assets that are not subject to amortization expense such as licenses and in certain states certificates of need to conduct specific operations within geographic markets. The Company has concluded these assets have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and the Company intends to renew the licenses indefinitely. The licenses and certificates of need are tested annually for impairment using the cost approach. Under this method assumptions are made about the cost to replace the certificates of need. No impairment charges were recorded in the years ended December 31, 2016, 2015 or 2014.

The carrying amount and accumulated amortization of each identifiable intangible asset category consisted of the following for continuing operations at December 31, 2016 and 2015:

	Customer and referral relationships	Trade names and trademarks	State Licenses	Non-competition agreements	Total
	(Amounts in Thousands)
Gross balance at January 1, 2015	$27,896	7,181	150	2,058	37,285
Acquisition of customer list	146	—	—	—	146
Additions for acquisitions	1,830	980	—	40	2,850
Accumulated amortization	(24,055)	(4,587)	—	(1,288)	(29,930)

Net Balance at December 31, 2015	5,817	3,574	150	810	10,351
Gross balance at January 1, 2016	29,872	8,161	150	2,098	40,281
Additions for acquisitions	4,800	5,100	—	57	9,957
Accumulated amortization	(26,766)	(6,296)	—	(1,763)	(34,825)

Net Balance at December 31, 2016	$7,906	$6,965	$150	$392	$15,413

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Amortization expense for continuing operations related to the identifiable intangible assets amounted to $4.9 million, $3.0 million and $2.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. Goodwill and state licenses are not amortized pursuant to ASC Topic 350.

The weighted average remaining lives of identifiable intangible assets as of December 31, 2016 is 6.1 years.

The estimated future intangible amortization expense is as follows:

For the year ended December 31,	Total (Amount in Thousands)
2017	$4,185
2018	3,835
2019	2,698
2020	1,593
2021	1,418
Thereafter	1,684

Total	$15,413

6. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consist of the following:

	December 31,
	2016	2015
	(Amounts in Thousands)
Prepaid health insurance	$2,238	$490
Prepaid workers’ compensation and liability insurance	1,190	1,526
Prepaid rent	568	578
Workers’ compensation insurance receivable	747	1,303
Other	1,255	961

	$5,998	$4,858

Accrued expenses consisted of the following:

	December 31,
	2016	2015
	(Amounts in Thousands)
Accrued payroll	$17,509	$13,304
Accrued workers’ compensation insurance	12,823	14,116
Accrued health insurance (1)	4,092	950
Indemnification reserve (2)	419	754
Accrued payroll taxes	1,747	1,805
Accrued professional fees	1,485	1,084
Accrued severance (3)	1,326	—
Accrued restructuring (4)	1,786	—
Other	1,416	3,069

	$42,603	$35,082

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(1)	The Company provides health insurance coverage to qualified union employees providing personal care services in Illinois through a Taft-Hartley multi-employer health and welfare plan under Section 302(c)(5) of the Labor Management Relations Act of 1947. The Company’s insurance contributions equal the amount reimbursed by the State of Illinois. Contributions are due within five business days from the date the funds are received from the State. Amounts due of $2.2 million and $0.5 million for health insurance reimbursements and contributions were reflected in prepaid insurance and accrued insurance at December 31, 2016 and 2015, respectively.

(2)	As a condition of the sale of the Home Health Business to subsidiaries of LHC Group. Inc. (“LHCG”) the Company is responsible for any adjustments to Medicare and Medicaid billings prior to the closing of the sale. In connection with an internal evaluation of the Company’s billing processes, it discovered documentation errors in a number of claims that it had submitted to Medicare. Consistent with applicable law, the Company voluntarily remitted $1.8 million to the government in March 2014. The Company, using its best judgment, has estimated a total of $0.4 million for billing adjustments for 2013, 2012 and 2011 services which may be subject to Medicare audits. For the years ended December 31, 2016 and 2015, the Company reduced the indemnification reserve accrual by the amounts accrued for periods no longer subject to Medicare audits of $0.2 million and $0.4 million, respectively. This amount is reflected as a reduction in general and administrative expense of discontinued operations.

(3)	Accrued severance represents amounts payable to terminated employees with employment and/or separation agreements with the Company.

(4)	Accrued restructuring includes reserves for lease commitments related to the closure of three adult day services centers in Illinois during the third quarter of 2016 and unused contact center office space.

The Company’s workers’ compensation program has a $0.4 million deductible component. The Company recognizes its obligations associated with this program in the period the claim is incurred. The cost of both the claims reported and claims incurred but not reported, up to the deductible, have been accrued based on historical claims experience, industry statistics and an actuarial analysis performed by an independent third party. The future claims payments related to the workers’ compensation program are secured by letters of credit. These letters of credit totaled $16.7 million at December 31, 2016 and 2015.

As part of the terms of the acquisition of Addus HealthCare in 2006, all 2005 and prior workers’ compensation claims were the obligation of the former stockholders of Addus HealthCare. During the fourth quarter of 2014, Addus entered into an agreement pursuant to which the responsibility of the selling shareholders for these claims was terminated. The outstanding loss reserves associated with the 2005 and prior workers’ compensation policies approximated $0.7 million and $0.8 million at December 31, 2016 and 2015, respectively. The Company received $0.8 million in cash and escrow amounts in exchange for the termination of these liabilities.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

7. Long-Term Debt

Long-term debt consisted of the following:

	December 31, 2016	December 31, 2015
	(Amounts in Thousands)
Revolving credit loan	$—	$—
Term loan	24,063	—
Capital leases	2,433	2,991
Less unamortized issuance costs	(1,483)	—

Total	$25,013	$2,991
Less current maturities	(2,531)	(1,109)

Long-term debt	$22,482	$1,882

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” which amended the previous presentation of debt issuance costs in the financial statements. ASU 2015-03 requires an entity to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The Company adopted this standard on January 1, 2016 and has classified the debt issuance costs as a reduction of long-term debt as of December 31, 2016. For the year ended December 31, 2015, debt issuance costs are included in other assets on the Consolidated Balance Sheets as the Company had no long-term debt outstanding during the year to offset the debt issuance costs.

Capital Leases

On July 12, 2014, September 11, 2014 and April 13, 2015, the Company executed three 48-month capital lease agreements for $2.7 million, $1.4 million and $0.4 million, respectively, with First American Commercial Bancorp, Inc. The capital leases were entered into to finance property and equipment at the Company’s corporate headquarters in Downers Grove, IL. The underlying assets are included in “Property and equipment, net of accumulated depreciation and amortization” in the accompanying Consolidated Balance Sheets. These capital lease obligations require monthly payments through September 2019 and have implicit interest rates that range from 3.0% to 3.6%. At the end of the term, the Company has the option to purchase the assets for $1 per lease agreement.

Effective October 1, 2016, the Company entered into a 25-month capital lease agreement for $0.6 million with Meridian Leasing Corporation. The capital leases were entered into to finance property and equipment for the Company’s telephone systems. The underlying assets are included in “Property and equipment, net of accumulated depreciation and amortization” in the accompanying Consolidated Balance Sheets. These capital lease obligations require monthly payments through October 2018 and have an implicit interest rate of 11.1%. At the end of the term, the Company has the option to purchase the assets for $1 per lease agreement.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

An analysis of the leased property under capital leases by major classes is as follows.

Classes of Property	Asset Balances at December 31, 2016 (Amounts in Thousands)
Leasehold Improvements	$2,928
Furniture & Equipment	1,144
Computer Equipment	635
Computer Software	303

Total	5,010

Less: Accumulated Depreciation	2,556

$2,454

The future minimum payments for capital leases as of December 31, 2016 are as follows:

Capital Lease (Amounts In Thousands)
2017	$1,561
2018	1,026
2019	30

Total minimum lease payments	2,617
Less: amount representing estimated executory costs (such as taxes, maintenance and insurance), including profit thereon, included in total minimum lease payments	(70)

Net minimum lease payments	2,547
Less: amount representing interest (1)	(114)

Present value of net minimum lease payments (2)	$2,433

(1)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at lease inception.

(2)	Included in the balance sheet as $1.4 million of the current portion of long-term debt and $1.0 million of the long-term debt, less current portion.

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

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

On January 12, 2016, May 5, 2016 and July 14, 2016, the Company drew $10.0 million, $10.0 million and $10.0 million, respectively, of its revolving credit line to fund growth and on-going operations. On February 5, 2016, the Company drew $22.0 million on its delayed draw term loan to fund the acquisition of South Shore. As a result of a provision in the Company’s amended credit facility, the Company was able to transfer $3.0 million of its revolving credit line debt to the Company’s term loan debt on May 24, 2016. During the month of August 2016, the Company fully repaid all outstanding amounts under the revolving portion of the credit facility. As of December 31, 2016, the Company had a total of $24.1 million outstanding on the credit facility and the total availability under the revolving credit loan facility was $79.7 million. The Company did not have any amounts outstanding on the credit facility as of December 31, 2015 and the total availability under the revolving credit loan facility was $58.3 million.

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

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

transfers of assets, acquisitions, equipment, subsidiaries and affiliate transactions, subject to customary carve outs, and restrictions on fundamental changes and lines of business.

8. Income Taxes

The current and deferred federal and state income tax provision for continuing operations, are comprised of the following:

	December 31,
	2016	2015	2014
	(Amounts in Thousands)
Current
Federal	$4,400	$2,743	$2,231
State	908	528	976
Deferred
Federal	(1,147)	546	1,915
State	(167)	115	306

Provision for income taxes	$3,994	$3,932	$5,428

The tax effects of certain temporary differences between the Company’s book and tax bases of assets and liabilities give rise to significant portions of the deferred income tax assets at December 31, 2016 and 2015. The deferred tax assets consisted of the following:

	December 31,
	2016	2015(1)
	(Amounts in Thousands)
Deferred tax assets
Long-term
Accounts receivable allowances	$2,960	$1,930
Accrued compensation	2,733	1,165
Accrued workers’ compensation	4,854	5,092
Transaction costs	1,137	917
Reserves	169	300
Restructuring costs	718	—
Stock-based compensation	954	1,190
Other	524	926

Total long-term deferred tax assets	14,049	11,520
Deferred tax liabilities
Long-term
Goodwill and intangible assets	(9,863)	(8,346)
Property and equipment	(552)	(697)
Prepaid insurance	(478)	(473)
Other	(3)	(179)

Total long-term deferred tax liabilities	(10,896)	(9,695)

Total net deferred tax assets	$3,153	$1,825

(1)	Prior year was adjusted to conform to current year presentation.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax-planning strategies in making this assessment. Based on this assessment, management believes it is more likely than not that the Company will realize its deferred income tax assets as of December 31, 2016.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires an entity to classify deferred tax liabilities and assets as noncurrent within a classified balance sheet. Previous guidance required deferred tax liabilities and assets be separated into current and noncurrent amounts on the balance sheet. The Company early adopted ASU 2015-17 in the fourth quarter of 2016 on a retrospective basis. The early adoption of this standard did not have a material impact on the Company’s financial position, consolidated results of operations or financial statement disclosures.

A reconciliation for continuing operation of the statutory federal tax rate of 35.0%, 34.5% and 34.5% to the effective income tax rate, for the years ended December 31, 2016, 2015, and 2014, is summarized as follows:

	December 31,
	2016	2015	2014
Federal income tax at statutory rate	35.0%	34.5%	34.5%
State and local taxes, net of federal benefit	5.2	5.2	5.9
Jobs tax credits, net	(15.8)	(11.1)	(9.9)
Nondeductible permanent items	0.9	0.5	0.5
Other	(0.2)	(3.4)	0.2

Effective income tax rate	25.1%	25.7%	31.2%

The Company is subject to taxation in the jurisdictions in which it operates. The Company continues to remain subject to examination by U.S. federal authorities for the years 2013 through 2016 and for various state authorities for the years 2012 through 2016.

At December 31, 2016 and 2015, the Company did not have any unrecognized tax benefits under ASC Topic 740. During 2015, the Company believed that it no longer had any uncertain tax positions that required a reserve and therefore recognized the previous $0.1 million unrecognized tax benefit during 2015. During 2016, the Company did not record a reserve for uncertain tax positions.

A summary of the activities associated with the Company’s reserve for unrecognized tax benefits is as follows:

Unrecognized Tax Benefits (Amounts in Thousands)
Balance at December 31, 2014	$115
Decreases related to current year tax positions	(115)

Balance at December 31, 2015	$—
Decreases related to current year tax positions	—

Balance at December 31, 2016	$—

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Company recognizes interest and penalties accrued related to uncertain tax positions in interest expense and penalties within operating expenses on the Consolidated Statements of Income. Accrued interest and penalties are included on the Consolidated Balance Sheets within accrued interest and penalties for uncertain tax positions. The Company did not have any uncertain tax positions as of December 31, 2016 or December 31, 2015, and as a result, it has not recorded a liability for interest and penalties for either year respectively.

9. Stock Options and Restricted Stock Awards

Stock Options

The 2006 Plan provides for the grant of non-qualified stock options to directors and eligible employees, as defined in the 2006 Plan. As of December 31, 2016, a total of approximately 899,000 of Holdings’ shares of common stock were reserved for issuance under the 2006 Plan. The number of options to be granted and the terms thereof were approved by Holdings’ board of directors. The option price for each share of common stock subject to an option may be greater than or equal to the fair market value of the stock at the date of grant. The stock options generally vest ratably over a five year period and expire 10 years from the date of grant, if not previously exercised.

In September 2009, the Company’s board of directors and stockholders adopted and approved the 2009 Plan. The 2009 Plan provides for the grant of approximately 1,500,000 incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, deferred stock units, restricted stock units, other stock units and performance shares.

A summary of stock option activity and weighted average exercise price is as follows:

	For The Year Ended December 31,
	2016		2015		2014
	Options (Amounts in Thousands)	Weighted Average Exercise Price	Options (Amounts in Thousands)	Weighted Average Exercise Price	Options (Amounts in Thousands)	Weighted Average Exercise Price
Outstanding, beginning of period	650	$12.70	684	$11.43	647	$8.80
Granted	285	20.03	40	26.49	121	22.97
Exercised	(380)	8.77	(44)	8.51	(66)	6.90
Forfeited/Cancelled	(150)	17.40	(30)	10.53	(18)	9.26

Outstanding, end of period	405	$19.71	650	$12.70	684	$11.43

The following table summarizes stock options outstanding and exercisable at December 31, 2016:

Exercise Price	Outstanding			Exercisable
	Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$4.46 - $8.91	30,453	5.50	$7.18	28,578	5.40	$7.07
$10.00 - $35.00	374,304	8.80	20.72	56,728	7.40	22.99

	404,757	8.5	$19.71	85,306	6.80	$17.66

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Company historically used the Black-Scholes option pricing model to estimate the fair value of its stock based payment awards under its 2006 Plan, but beginning October 28, 2009 under its 2009 Plan it began using an enhanced Hull-White Trinomial model. The determination of the fair value of stock-based payments utilizing the Black-Scholes model and the Enhanced Hull-White Trinomial model is affected by Holdings’ stock price and a number of assumptions, including expected volatility, risk-free interest rate, expected term, expected dividend yield, expected forfeiture rate, expected turn-over rate, and the expected exercise multiple. Holdings did not have a history of market prices of its common stock as it was not a public company prior to the IPO, and as such management estimates volatility based on the volatilities of a peer group of publicly traded companies. The expected term of options is based on the Company’s estimate of when options will be exercised in the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of the Company’s awards. The dividend assumption is based on the Company’s history and expectation of not paying dividends. The expected turn-over rate represents the expected forfeitures due to employee turnover and is based on historical rates experienced by the Company. The expected exercise multiple represents the mean ratio of the stock price to the exercise price at which employees are expected to exercise their options.

The weighted-average estimated fair value of employee stock options granted as calculated using the Enhanced Hull-White Trinomial model and the related assumptions follow:

	For the Year Ended December 31,
	2016	2015	2014
	Grants	Grants	Grants
Weighted average fair value	$9.32	$9.18	$10.69
Risk-free discount rate	1.70% - 2.02%	2.29%	2.12% - 2.73%
Expected life	8.20 years	8.20 years	7.70-8.20 years
Dividend yield	—	—	—
Volatility	47%	47%	47%
Expected turn-over rate	2%	2%	5%
Expected exercise multiple	2.2	2.2	2.2

Stock option compensation expense, for continuing operations, totaled $0.6 million, $0.6 million and $0.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, there was $2.4 million of total unrecognized compensation cost that is expected to be recognized over a period of five years.

The intrinsic value of vested and outstanding stock options was $1.5 million and $1.9 million, $5.9 million and $7.0 million and $6.3 million and $8.8 million as of December 31, 2016, 2015 and 2014, respectively.

The intrinsic value of stock options exercised during the year ended December 31, 2016, 2015 and 2014 was $3.9 million, $0.9 million and $1.0 million, respectively.

There were approximately 380,000, 44,000 and 66,000 stock options exercised in 2016, 2015 and 2014 respectively. For 2016 and 2015, none of the options exercised were issued as part of a cashless exchange. For 2014, 26,000 of the options exercised were issued as part of a cashless exchange.

The Company recognized an excess tax benefit from the exercise of stock options of $1.1 million, $0.3 million and $0.8 million for 2016, 2015 and 2014, respectively, as a credit to additional paid-in capital rather than a reduction of income tax expense.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Restricted Stock Awards

In 2016, management awarded 108,000 shares of restricted stock awards under the 2009 Plan with a weighted average grant date fair value of $21.14 per share. As of December 31, 2016, $1.6 million of unearned compensation related to unvested awards of restricted stock will be recognized over the remaining vesting terms of the awards.

The following table summarizes the status of unvested restricted stock awards outstanding at December 31, 2016, 2015 and 2014:

	For The Year Ended December 31,
	2016		2015		2014
	Restricted Stock Awards (Amounts in Thousands)	Weighted Average Grant Date Fair Value	Restricted Stock Awards (Amounts in Thousands)	Weighted Average Grant Date Fair Value	Restricted Stock Awards (Amounts in Thousands)	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, beginning of period	84	$18.91	79	$15.16	70	$9.13
Awarded	108	21.14	58	23.32	36	22.75
Vested	(20)	24.12	(38)	17.02	(22)	10.34
Forfeited	(69)	17.17	(15)	21.46	(5)	6.66

Unvested restricted stock awards, end of period	103	$20.84	84	$18.91	79	$15.16

The fair market value of restricted stock awards that vested during the year ended December 31, 2016 was $0.4 million.

Restricted stock award compensation expense, for continuing operations, totaled $0.5 million, $0.9 million and $0.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Shares available under the 2009 Plan were 598,442, as of December 31, 2016. The Company cannot issue any further grants under the 2006 Plan.

10. Operating Leases and Related Party Transactions

The Company leases its branch office space under various operating leases that expire at various dates through 2025. In addition to rent, the Company is typically responsible for taxes, maintenance, insurance and common area costs. A number of the office leases also contain escalation and renewal option clauses. Total rent expense on these office leases was $2.9 million, $3.0 million and $2.7 million for continuing operations for the years ended December 31, 2016, 2015, and 2014, respectively. In connection with the sale of the Home Health Business, the Company entered into subleases for all or a portion of 5 of the Company’s leased properties and assigned nine leases to the purchasers. Assigned leases are not included in the schedule below.

The Company entered into a 132 month lease with a third party for approximately 59,000 square feet (unaudited) of office space in Downers Grove, IL for its corporate headquarters. The Company assumed occupancy in May 2014. Rental expense relating to this lease amounted to $0.8 million and $0.8 million and $0.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. In 2016, the contact center

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

contained within the Downers Grove corporate headquarters closed. As a result, approximately 21,000 square feet (unaudited) of the office space in Downers Grove is unused and the related payments included in restructuring and other expenses. Additionally, the Company entered into a 64 month lease with a third party for approximately 12,000 square feet (unaudited) of office space in Frisco, Texas which also serves as our corporate headquarters. The Company assumed occupancy in July 2016. Rental expense relating to this lease amounted to $0.2 million for the year ended December 31, 2016. Previously, the Company leased its corporate office space from a former member of its board of directors, who is also a stockholder of the Company. Under the terms of an operating lease that expired in June 2013; this lease agreement operated on a month to month basis through May 2014. Rental expense relating to this lease amounted to $0.2 million for the year ended December 31, 2014.

During 2011, the Company entered into a lease for its telecom system under a five year operating lease that expired in June 2016. Total expense on the telecom lease for continuing operations was $0.5 million, $0.6 million and $0.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. In 2016, the Company decided to retain the leased telecom system by entering into a capital lease agreement for the fair value of the equipment as described in Note 7 to the Consolidated Financial Statements.

The following is a schedule of the future minimum payments, exclusive of taxes and other operating expenses, required under the Company’s operating leases. The payments owed with respect to the subleased properties of $0.0 million and unoccupied properties of $1.8 million included in accrued restructuring, have been included in the table below because the Company remains liable for payments in the event that the sublessee does not make the required payment to the landlord.

Rent (Amount in Thousands)
2017	$3,855
2018	3,225
2019	2,340
2020	1,930
2021	1,745
Thereafter	3,420

Total	$16,515

11. Segment Data

The Company historically segregated its results into two distinct reportable segments: the home & community segment and the home health segment. As a result of the sale of the Home Health Business, in 2013, the Company has reported the operating results for the Home Health Business in discontinued operations. Therefore, all of the Company’s continuing operations are reported as one operating segment.

12. Employee Benefit Plans

The Company’s 401(k) Retirement Plan covers all non-union employees. The 401(k) plan is a defined contribution plan that provides for matching contributions by the Company. Matching contributions are discretionary and subject to change by management. Under the provisions of the 401(k) plan, employees can contribute up to the maximum percentage and limits allowable under the Internal Revenue Code of 1986. The Company provided a matching contribution, equal to 6.0% of the employees’ contributions, totaling $0.0 million for continuing operations for the years ended December 31, 2016, 2015 and 2014, respectively.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

13. Commitments and Contingencies

Legal Proceedings

From time to time, the Company is subject to legal and/or administrative proceedings incidental to its business. It is the opinion of management that the outcome of pending legal and/or administrative proceedings will not have a material effect on our Consolidated Balance Sheets and Consolidated Statements of Income.

On January 20, 2016, the Company was served with a lawsuit filed in the United States District Court for the Northern District of Illinois against the Company and Cigna Corporation by Stop Illinois Marketing Fraud, LLC, a qui tam relator formed for the purpose of bringing this action. In the action, the plaintiff alleges, inter alia, violations of the federal False Claims Act relating primarily to allegations of violations of the federal Anti-Kickback Statute and allegedly improper referrals of patients from our home care division to our home health business, substantially all of which was sold in 2013. The plaintiff seeks to recover damages, fees and costs under the federal False Claims Act including treble damages, civil penalties and its attorneys’ fees. The U.S. government has declined to intervene at this time. Plaintiff amended its complaint on April 4, 2016 to include additional allegations in support of its False Claims Act claims, including alleged violations of the federal Anti-Kickback Statute. The Company and Cigna Corporation filed a motion to dismiss the amended complaint on June 6, 2016. Plaintiff filed its opposition to the Company’s motion on July 22, 2016. The Company’s reply in further support of the motion to dismiss was filed on August 23, 2016. On February 3, 2017, the Court granted Cigna Corporation’s motion to dismiss in full, and granted our motion to dismiss in part allowing Plaintiff another chance to amend its complaint. Plaintiff timely filed a second amended complaint on March 10, 2017, withdrawing its conspiracy claim under the Federal False Claims Act and adding an explicit claim under the Illinois False Claims Act for the same underlying kickback allegations. The Company intends to defend the litigation vigorously believes the case will not have a material adverse effect on its business, financial condition or results of operations.

On May 4, 2016, the Company, together with 59 other social service and healthcare providers in the State of Illinois, filed an action in the Circuit Court of Cook County, Illinois against certain individuals in their official capacities as agents of the Illinois Department of Human Services, the Illinois Department on Aging, the Illinois Department of Public Health, the Illinois Department of HealthCare and Family Services, the Illinois Criminal Justice Information Authority, the Illinois Department of Corrections and the Illinois Department of Central Management Services, including the Governor of Illinois. On July 20, 2016, a third amended complaint was filed by the plaintiffs, who now comprise 97 similarly situated providers and provider organizations. In the action, the plaintiffs, including the Company, allege to have entered into contracts with the various defendants based in part on the Governor’s proposed budget, which provided for funding for the services to be provided by plaintiffs thereunder. The Governor subsequently vetoed all of the relevant appropriations bills on June 25, 2015 and again vetoed an appropriations bill that included funding for the contracts on June 10, 2016. While the defendant officer and agency heads have continued to enforce such contracts, since August 1, 2016, the Company received an aggregate of approximately $65.4 million in payments from the State of Illinois from the stopgap budget enacted on June 30, 2016. In those actions, plaintiffs alleged the defendant officers and agency heads acted beyond the scope of their legal authority in entering into and enforcing contracts with no intent to perform under such contracts by failing to pay amounts due thereunder when due. The action also alleged that the Governor of Illinois’ vetoes of appropriations for such contracts violated the Illinois Constitution. Plaintiffs sought injunctive relief to payment of overdue bills to prevent irreparable harm, including imperiling the State’s infrastructure for delivery of human services. On August 31, 2016, the Court denied plaintiffs’ petitions for declaratory and injunctive relief and dismissed the actions with prejudice. Plaintiffs timely filed a notice of appeal on September 30, 2016.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Employment Agreements

The Company has entered into employment agreements with certain members of senior management. The terms of these agreements are up to four years with the potential to auto-renew and include non-compete and nondisclosure provisions, as well as provide for defined severance payments in the event of termination.

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

14. Severance and Restructuring

During 2016, the Company took steps to streamline and simplify its operations. The expenses recorded for year ended December 31, 2016 included costs related to terminated employees and other direct costs associated with implementing these initiatives. Other direct costs included contract termination costs, accelerated depreciation and asset write-offs. The Company incurred total pretax expenses related to these streamlining initiatives of approximately $8.0 million during the year ended December 31, 2016. The Company expects some additional restructuring and other costs to occur, however, the amount and timing cannot be determined at this time.

The following provides the components of and changes in our severance and restructuring accruals:

	Employee Termination Costs	Restructuring and Other
	(Amounts in Thousands)
Balance at December 31, 2015	$—	$—
Provision	3,230	4,786
Utilization	(1,904)	(3,000)

Balance at December 31, 2016	$1,326	$1,786

Employee termination costs represent accrued severance payable to terminated employees with employment and/or separation agreements with the Company. The terminations resulted mainly from the closure of the contact center and other changes made to the executive leadership team made during the year ended December 31, 2016. The remaining accruals as of December 31, 2016 are expected to be paid through January 2019.

Restructuring and other costs comprised of costs related to lease commitments and write-offs of leasehold improvements and property and equipment resulting from the closure of three adult day services centers in Illinois and for unused contact center office space, costs related to a discontinued internally developed software product and fees for the termination of various contracts with outside vendors for the year ended December 31, 2016.

The aforementioned accruals are included in Accrued Expenses on the Consolidated Balance Sheets and the aforementioned expenses are included in General and Administrative Expenses on the Consolidated Statements of Income.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

15. Significant Payors

A substantial portion of the Company’s net service revenues and accounts receivables are derived from services performed for federal, state and local governmental agencies. The Illinois Department on Aging accounted for 42.1%, 48.8% and 53.2% of the Company’s net service revenues from continuing operations for 2016, 2015, and 2014, respectively.

The related receivables due from the Illinois Department on Aging represented 55.4% and 54.9% of the Company’s net accounts receivable at December 31, 2016 and 2015, respectively.

16. Concentration of Cash

Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash. The Company maintains cash with financial institutions which, at times, may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk on cash.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

17. Unaudited Summarized Quarterly Financial Information

The following is a summary of the Company’s unaudited quarterly results of operations:

	Year Ended December 31, 2016				Year Ended December 31, 2015
	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
	(Amounts and Shares in Thousands, Except Per Share Data)
Net service revenues	$103,657	$103,502	$100,927	$92,602	$84,760	$84,331	$85,809	$81,915
Gross profit	28,658	27,423	25,695	24,319	22,193	23,522	23,682	21,926
Operating income from continuing operations	7,693	2,495	4,394	653	3,015	4,284	5,098	3,627
Net income from continuing operations	7,471	1,699	2,600	157	3,051	2,887	3,253	2,162
Earnings from discontinued operations	97	—	—	—	270	—		—
Net income	$7,568	$1,699	$2,600	$157	$3,321	$2,887	$3,253	$2,162

Average shares outstanding:
Basic	11,383	11,367	11,361	11,022	11,007	11,007	10,989	10,947
Diluted	11,494	11,417	11,385	11,178	11,220	11,247	11,212	11,612
Income per common share:
Basic
Continuing operations	$0.66	$0.15	$0.23	$0.01	$0.28	$0.26	$0.30	$0.20
Discontinued operations	0.01	—	—	—	0.02	—	—	—

Basic net income per share	$0.67	$0.15	$0.23	$0.01	$0.30	$0.26	$0.30	$0.20

Diluted net income per share
Continuing operations	$0.65	$0.15	$0.23	$0.01	$0.27	$0.26	$0.29	$0.19
Discontinued operations	0.01	—	—	—	0.02	—	—	—

Diluted net income per share	$0.66	$0.15	$0.23	$0.01	$0.29	$0.26	$0.29	$0.19

18. Subsequent Events

On January 3, 2017, Maxine Hochhauser ceased serving as the Chief Operating Officer of Addus HealthCare. Effective January 16, 2017, W. Bradley Bickham was appointed as the Chief Operating Officer and Executive Vice President of Addus HealthCare.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

On January 30, 2017 and February 24, 2017, the Company drew $10.0 million and $10.0 million, respectively, of its revolving credit line, described in Notes to Consolidated Financial Statements 7. Long-Term Debt, to fund on-going operations.

In order to focus on providing services to consumers in their homes, effective March 1, 2017, Addus ceased the adult day services businesses and sold substantially all of the assets used in our adult day services centers for approximately $2.4 million. The gain on the sale of the three remaining adult day services centers is approximately $2.1 million.

VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE II

(Amounts In Thousands)

Allowance for doubtful accounts	Balance at beginning of period	Additions/ charges	Deductions*	Balance at end of period
Year ended December 31, 2016
Allowance for doubtful accounts	$4,850	7,373	4,860	$7,363
Year ended December 31, 2015
Allowance for doubtful accounts	$3,881	4,309	3,340	$4,850
Year ended December 31, 2014
Allowance for doubtful accounts	$4,140	2,818	3,077	$3,881

*	Write-offs, net of recoveries