Form 10-Q
period 2017-03-31
Addus HomeCare Corp
filed 2017-05-09
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission file number 001-34504

ADDUS HOMECARE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-5340172
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6801 Gaylord Parkway, Suite 110 Frisco, TX	75034
(Address of principal executive offices)	(Zip code)

469-535-8200

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock $0.001 par value

Shares outstanding at April 30, 2017: 11,603,488

ADDUS HOMECARE CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2017 and December 31, 2016

(Amounts and Shares in Thousands, Except Per Share Data)

	(Unaudited)	(Audited)
	March 31, 2017	December 31, 2016
Assets

Current assets
Cash	$19,156	$8,013
Accounts receivable, net of allowances of $8,254 and $7,363 at March 31, 2017 and December 31, 2016, respectively	116,174	116,999
Prepaid expenses and other current assets	3,959	5,998

Total current assets	139,289	131,010

Property and equipment, net of accumulated depreciation and amortization	7,049	6,648

Other assets
Goodwill	73,906	73,906
Intangibles, net of accumulated amortization	14,367	15,413
Non-current deferred tax assets, net	3,153	3,153
Investment in joint venture	900	900

Total other assets	92,326	93,372

Total assets	$238,664	$231,030

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$5,453	$4,486
Current portion of long-term debt, net of debt issuance costs	2,551	2,531
Accrued expenses	44,215	42,603

Total current liabilities	52,219	49,620

Long-term liabilities
Long-term debt, less current portion, net of debt issuance costs	21,877	22,482

Total liabilities	$74,096	$72,102

Stockholders’ equity
Common stock—$.001 par value; 40,000 authorized and 11,628 and 11,527 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	$12	$12
Additional paid-in capital	93,634	92,253
Retained earnings	70,922	66,663

Total stockholders’ equity	164,568	158,928

Total liabilities and stockholders’ equity	$238,664	$231,030

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2017 and 2016

(Amounts and Shares in Thousands, Except Per Share Data)

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Net service revenues	$101,606	$92,602
Cost of service revenues	74,289	68,283

Gross profit	27,317	24,319

General and administrative expenses	20,905	22,188
Gain on sale of adult day services centers	(2,065)	—
Depreciation and amortization	1,516	1,478

Total operating expenses	20,356	23,666

Operating income	6,961	653

Interest income	(7)	(7)
Interest expense	651	426

Total interest expense, net	644	419
Other income	57	—

Income before income taxes	6,374	234
Income tax expense	2,115	77

Net income	$4,259	$157

Net income per common share
Basic income per share	0.37	$0.01
Diluted income per share	0.37	$0.01
Weighted average number of common shares and potential common shares outstanding:
Basic	11,434	11,022
Diluted	11,581	11,178

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2017

(Amounts and Shares in Thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2016	11,527	$12	$92,253	$66,663	$158,928

Issuance of shares of common stock under restricted stock award agreements	68	—	—	—	—
Forfeiture of shares of common stock under restricted stock award agreements	(9)	—	—	—	—
Stock-based compensation	—	—	427	—	427
Shares issued	42	—	954	—	954
Net income	—	—	—	4,259	4,259

Balance at March 31, 2017	11,628	$12	$93,634	$70,922	$164,568

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2017 and 2016

(Amounts and Shares in Thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$4,259	$157
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,516	2,372
Stock-based compensation	427	337
Amortization of debt issuance costs	79	77
Provision for doubtful accounts	2,032	1,368
Gain on sale of adult day services centers	(2,065)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,207)	(16,056)
Prepaid expenses and other current assets	2,005	1,688
Accounts payable	967	(570)
Accrued expenses	1,602	4,668

Net cash provided by (used in) operating activities	9,615	(5,959)

Cash flows from investing activities:
Net proceeds from the sale of adult day services centers	2,400	—
Acquisitions of businesses	—	(20,449)
Purchases of property and equipment	(1,162)	(342)

Net cash provided by (used in) investing activities	1,238	(20,791)

Cash flows from financing activities:
Cash received from exercise of stock options	954	170
Borrowings on revolver	20,000	10,000
Borrowings on term loan	—	22,000
Payments on revolver	(20,000)	—
Payments on term loan	(313)	—
Payments for debt issuance costs	—	(168)
Payments on capital lease obligations	(351)	(276)

Net cash provided by financing activities	290	31,726

Net change in cash	11,143	4,976
Cash, at beginning of period	8,013	4,104

Cash, at end of period	$19,156	$9,080

Supplemental disclosures of cash flow information:
Cash paid for interest	$656	$358
Cash paid for income taxes	82	283
Supplemental disclosures of non-cash investing and financing activities
Tax benefit related to the amortization of tax goodwill in excess of book basis	—	40

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation and Description of Business

The condensed consolidated financial statements include the accounts of Addus HomeCare Corporation (“Holdings”) and its subsidiaries (together with Holdings, the “Company” or “we”). The Company operates as one reportable business segment and is a provider of comprehensive personal care services, which are provided principally in the home. The Company’s personal care services provide assistance with activities of daily living. The Company’s consumers are primarily persons who are at risk of hospitalization or institutionalization, such as the elderly, chronically ill and disabled. The Company’s payor clients include federal, state and local governmental agencies, managed care organizations, commercial insurers and private individuals. As of March 31, 2017, the Company provided personal care services to over 34,000 consumers through 111 locations across 24 states.

Principles of Consolidation

All intercompany balances and transactions have been eliminated in consolidation. The Company’s investment in entities with less than 20% ownership or in which the Company does not have the ability to influence the operations of the investee are accounted for using the cost method and are included in investments in joint ventures.

Revenue Recognition

The Company generates net service revenues by providing services directly to consumers. The Company receives payments for providing services from federal, state and local governmental agencies, managed care organizations, commercial insurers and private consumers. The Company’s operations are principally provided based on authorized hours, determined by the relevant agency, at an hourly rate specified in agreements or fixed by legislation and recognized as revenues at the time services are rendered. Personal care service revenues are reimbursed by state, local and other governmental programs which are partially funded by Medicaid or Medicaid waiver programs, with the remainder reimbursed through insurance programs and private pay.

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

Goodwill

The Company’s carrying value of goodwill is the excess of the purchase price over the fair value of the net assets acquired from various acquisitions including the acquisition of Addus HealthCare, Inc. (“Addus HealthCare”). In accordance with Accounting Standards Codification (“ASC”) Topic 350, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are not amortized. The Company tests goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. The Company may use a qualitative test, known as “Step 0,” or a two-step quantitative method to determine whether impairment has occurred. In Step 0, the Company can elect to perform an optional qualitative analysis and based on the results skip the two step analysis. In 2016, 2015 and 2014, the Company elected to implement Step 0 and was not required to conduct the remaining two step analysis. The results of the Company’s Step 0 assessments indicated that it was more likely than not that the fair value of its reporting unit exceeded its carrying value and therefore the Company concluded that there were no impairments for the year ended December 31, 2016. No impairment charges were recorded for the three months ended March 31, 2017 or 2016.

Intangible Assets

The Company’s identifiable intangible assets consist of customer and referral relationships, trade names, trademarks, state licenses and non-compete agreements. Amortization is computed using straight-line and accelerated methods based upon the estimated useful lives of the respective assets, which range from two to twenty-five years.

Intangible assets with finite lives are amortized using the estimated economic benefit method over the useful life and assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company would recognize an impairment loss when the estimated future non-discounted cash flows associated with the intangible asset is less than the carrying value. An impairment charge would then be recorded for the excess of the carrying value over the fair value. The Company estimates the fair value of these intangible assets using the income approach. No impairment charge was recorded for the three months ended March 31, 2017 or 2016.

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

The Company also has indefinite-lived intangible assets that are not subject to amortization expense such as certificates of need and licenses to conduct specific operations within geographic markets. The Company’s management has concluded that certificates of need and licenses have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets, and the Company intends to renew and operate the certificates of need and licenses indefinitely. The certificates of need and licenses are tested annually for impairment. No impairment was recorded for the three months ended March 31, 2017 or 2016.

Debt Issuance Costs

The Company amortizes debt issuance costs on a straight-line method over the term of the related debt. This method approximates the effective interest method. The Company has classified the debt issuance costs as current portion of long-term debt or long term debt, less current portion as of March 31, 2017 and December 31, 2016.

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

Interest Income

Illinois law entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the statement of income as interest income. For the three months ended March 31, 2017 and 2016, the Company did not receive any prompt payment interest. While the Company may be owed additional prompt payment interest, the amount and timing of receipt of such payments remains uncertain, and the Company has determined that it will continue to recognize prompt payment interest income when received.

Interest Expense

The Company’s interest expense consists of interest and unused credit line fees on its credit facility, capital lease obligations and amortization of debt issuance costs and is reported in the statement of income when incurred.

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

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 allows for simplification of several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under ASU 2016-09, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement. ASU 2016-09 also requires recognition of excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. ASU 2016-09 further permits the withholding of an amount up to employees’ maximum individual tax rate in the relevant jurisdiction without resulting in a liability classification. ASU 2016-09 also requires any excess tax benefits be classified along with other income tax cash flows as an operating activity and cash paid by an employer when directly withholding shares for tax-withholding purposes to be classified as a financing activity. The Company adopted this standard on January 1, 2017 on a prospective basis. As a result, for the three months ended March 31, 2017, the Company recorded an excess tax benefit of $26.3 thousand within income tax expense on its Condensed Consolidated Statements of Income.

Stock-based Compensation

The Company currently has one active stock incentive plan, the 2009 Stock Incentive Plan, as amended and restated (the “2009 Plan”), that provides for stock-based employee compensation. The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Stock Compensation.” Compensation expense is recognized on a straight-line basis under the 2009 Plan over the vesting period of the equity awards based on the grant date fair value of the options and restricted stock awards. From October 28, 2009 to December 31, 2016, the Company utilized the Enhanced Hull-White Trinomial Model to value the Company’s options. Beginning January 1, 2017, the Company began utilizing the Black-Scholes Option Pricing Model to value the Company’s options, as the Company believes it is a more widely accepted and understood valuation model. The determination of the fair value of stock-based payments utilizing the Black-Scholes Model and the Enhanced Hull-White Trinomial Model is affected by the Company’s stock price and a number of assumptions, including expected volatility, risk-free interest rate, expected term, expected dividends yield, expected forfeiture rate, expected turn-over rate and the expected exercise multiple.

Diluted Net Income Per Common Share

Diluted net income per common share, calculated on the treasury stock method, is based on the weighted average number of shares outstanding during the period. The Company’s outstanding securities that may potentially dilute the common stock are stock options and restricted stock awards.

Included in the Company’s calculation of diluted earnings per share for the three months ended March 31, 2017 were approximately 470,000 stock options outstanding, of which approximately 96,000 were dilutive. In addition, there were approximately 143,000 restricted stock awards outstanding, 50,000 of which were dilutive for the three months ended March 31, 2017.

Included in the Company’s calculation of diluted earnings per share for the three months ended March 31, 2016 were approximately 758,000 stock options outstanding, of which approximately 131,000 were dilutive. In addition, there were approximately 102,000 restricted stock awards outstanding, 24,000 of which were dilutive for the three months ended March 31, 2016.

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

The Company utilizes the income approach to estimate the fair value of its intangible assets derived from acquisitions. At the date of acquisition, a contingent earn-out obligation is recorded at its fair value, which is calculated as the present value of the Company’s maximum obligation based on probability-weighted estimates of achievement of performance targets defined in the earn-out agreements. The Company reviews the fair valuation periodically and adjusts the fair value for any changes in the maximum earn-out obligation based on probability-weighted estimates of achievement of certain performance targets defined in the earn-out agreements. In addition, discounted cash flows were used to estimate the fair value of the Company’s investment in joint ventures

Going Concern

In connection with the preparation of the financial statements for the three months ended March 31, 2017, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the entity’s ability to continue as a going concern within one year after the date of the issuance, or the date of availability, of the financial statements to be issued. The evaluation concluded that there did not appear to be evidence of substantial doubt of the entity’s ability to continue as a going concern.

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP and will be effective for the Company as of January 1, 2018. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method and we have not yet selected which transition method we will apply. The Company’s evaluation of ASU 2014-09 is not complete. The FASB has issued and may issue in the future, interpretative guidance, which may cause the Company’s evaluation to change. The Company has completed an initial review to determine the impact ASU 2014-09 and its subsequent updates through December 31, 2016 will have on its Consolidated Financial Statements or financial statement disclosures upon adoption. Based on the Company’s preliminary review, it believes that the timing and measurement of revenue for its customers will be similar to its current revenue recognition. However, this view is preliminary and could change based on the detailed analysis associated with the conversion and implementation phases of the Company’s ASU 2014-09 project. The Company will complete its assessment during 2017.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” which replaces existing leasing rules with a comprehensive lease measurement and recognition standard and expanded disclosure requirements. ASU 2016-02 will require lessees to recognize most leases on their balance sheets as liabilities, with corresponding “right- of-use” assets and is effective for annual reporting periods beginning after December 15, 2018, subject to early adoption. For income statement recognition purposes, leases will be classified as either a finance or an operating lease. The Company will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Upon initial evaluation, the Company believes that the new standard will have a material impact on our Consolidated Balance Sheets but it will not affect our liquidity. The Company is continuing to evaluate other potential impacts to its financial statements and accounting systems including whether the Company will need to secure new software to account for the change in accounting for leases.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This standard amends and adjusts how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and will require adoption on a retrospective basis unless impracticable. If impracticable the Company would be required to apply the amendments prospectively as of the earliest date possible. The Company is currently evaluating the impact that ASU 2016-15 will have on its statement of financial position or financial statement disclosures.

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

2. Sale of Adult Day Services Centers

In order to focus on providing services to consumers in their homes, effective March 1, 2017, the Company ceased the adult day services business and completed its sale of substantially all of the assets used in three adult day services centers in Illinois. The Company received proceeds of approximately $2.4 million and recorded a pre-tax gain of $2.1 million on the sale of the three adult day services centers.

3. Acquisitions

Effective February 23, 2016, the Company acquired certain assets of Lutheran Social Services of Illinois (“LSSI”) for approximately $0.1 million. The results of operations from the acquisition of LSSI are included in the Company’s statement of income from the date of the acquisition. The LSSI acquisition accounted for $0.2 million and $0.1 million of net service revenues and $7.5 thousand and $3.7 thousand of net income for the three months ended March 31, 2017 and 2016, respectively. In order to focus on providing services to consumers in their homes, effective March 1, 2017, Addus ceased providing adult day services and sold substantially all of the assets used in our adult day services centers, including LSSI.

On April 24, 2015, Addus HealthCare entered into a Securities Purchase Agreement with Margaret Coffey and Carol Kolar (the “South Shore Sellers”), South Shore Home Health Service Inc. (“South Shore”) and Acaring Home Care, LLC (“Acaring”), pursuant to which Addus HealthCare agreed to acquire all of the issued and outstanding securities of each of South Shore and Acaring. On February 5, 2016, Addus HealthCare completed its acquisition of all the outstanding securities of South Shore and Acaring for a total purchase price of $20.0 million (the “South Shore Purchase Price”). The related acquisition costs, included in general and administrative expenses on the Consolidated Statements of Income, were $1.3 million and were expensed as incurred. The results of operations from South Shore and Acaring are included in the Company’s Condensed Consolidated Statements of Income from the date of the acquisition. Acaring was dissolved on March 1, 2016, and its assets were transferred to South Shore.

The Company’s acquisition of South Shore and Acaring has been accounted for in accordance with ASC Topic 805, “Business Combinations, ” and the resulting goodwill and other intangible assets was accounted for under ASC Topic 350 “Goodwill and Other Intangible Assets.” The acquisition was recorded at its fair value as of February 5, 2016. Under business combination accounting, the South Shore Purchase Price was $20.0 million and was allocated to South Shore’s net tangible and identifiable intangible assets based on their estimated fair values. Based upon management’s valuation, the total purchase price has been allocated as follows:

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

The South Shore acquisition accounted for $14.3 million and $8.2 million of net service revenues and $1.0 million and $0.3 million of net income for the three months ended March 31, 2017 and 2016, respectively.

The following table contains unaudited pro forma condensed consolidated income statement information assuming the South Shore and Acaring acquisition closed on January 1, 2015.

	For the Three Months Ended March 31, (Amounts in Thousands)
	2017	2016
Net service revenues	$101,606	$97,438
Operating income	6,961	(145)
Net income	4,259	(361)
Net income per common share
Basic income per share	$0.37	$(0.03)

Diluted income per share	$0.37	$(0.03)

The pro forma disclosures in the table above include adjustments for amortization of intangible assets and tax expense and acquisition costs to reflect results that are more representative of the combined results of the transactions as if South Shore and Acaring had been acquired effective January 1, 2015. This pro forma information is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred. In addition, future results may vary significantly from the results reflected in the pro forma information. The unaudited pro forma financial information does not reflect the impact of future events that may occur after the acquisition, such as anticipated cost savings from operating synergies.

4. Goodwill and Intangible Assets

A summary of the goodwill activity for the three months ended March 31, 2017 is provided below:

Goodwill (Amounts in Thousands)
Goodwill, at December 31, 2016	$73,906
Additions for acquisitions	—
Adjustments to previously recorded goodwill	—

Goodwill, at March 31, 2017	$73,906

The carrying amount and accumulated amortization of each identifiable intangible asset category consisted of the following as of March 31, 2017 and December 31, 2016:

	Customer and referral relationships	Trade names and trademarks	State licenses	Non- competition agreements	Total
	(Amounts in Thousands)
Gross balance at December 31, 2016	$34,672	$13,261	$150	$2,155	$50,238
Accumulated amortization	(26,766)	(6,296)	—	(1,763)	(34,825)

Net Balance at December 31, 2016	7,906	6,965	150	392	15,413
Gross balance at January 1, 2017	34,672	13,261	150	2,155	50,238
Accumulated amortization	(27,342)	(6,739)	—	(1,790)	(35,871)

Net Balance at March 31, 2017	$7,330	$6,522	$150	$365	$14,367

Amortization expense related to the identifiable intangible assets amounted to $1.0 million for the three months ended March 31, 2017 and 2016. Goodwill and state licenses are not amortized pursuant to ASC Topic 350.

5. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consisted of the following:

	March 31, 2017	December 31, 2016
	(Amounts in Thousands)
Prepaid health insurance (1)	$771	$2,238
Prepaid workers’ compensation and liability insurance	759	1,190
Prepaid rent	527	568
Workers’ compensation insurance receivable	609	747
Other	1,293	1,255

	$3,959	$5,998

Accrued expenses consisted of the following:

	March 31, 2017	December 31, 2016
	(Amounts in Thousands)
Accrued payroll	$18,731	$17,509
Accrued workers’ compensation insurance	12,464	12,823
Accrued health insurance (1)	3,058	4,092
Indemnification reserve (2)	419	419
Accrued payroll taxes	1,834	1,747
Accrued professional fees	1,214	1,485
Accrued severance (3)	1,530	1,326
Accrued restructuring (4)	1,712	1,786
Other	3,253	1,416

	$44,215	$42,603

(1)	The Company provides health insurance coverage to qualified union employees providing personal care services in Illinois through a Taft-Hartley multi-employer health and welfare plan under Section 302(c)(5) of the Labor Management Relations Act of 1947. The Company’s insurance contributions equal the amount reimbursed by the State of Illinois. Contributions are due within five business days from the date the funds are received from the State. Amounts due of $0.3 million and $2.2 million for health insurance reimbursements and contributions were reflected in prepaid insurance and accrued insurance as of March 31, 2017 and December 31, 2016, respectively.

(2)	As a condition of the sale of substantially all of the assets used in the Company’s home health business to subsidiaries of LHC Group, Inc. (“LHCG”) in February 2013, the Company is responsible for any adjustments to Medicare and Medicaid billings prior to the closing. In connection with an internal evaluation of the Company’s billing processes, the Company discovered documentation errors in a number of claims that it had submitted to Medicare. Consistent with applicable law, the Company voluntarily remitted $1.8 million to the U.S. government in March 2014. As of March 31, 2017, the Company, using its best judgment, has estimated a total of $0.4 million for billing adjustments for 2013, 2012 and 2011 services which may be subject to Medicare audits. For the years ended December 31, 2016 and 2015, the Company reduced the indemnification reserve accrual by the amounts accrued for periods no longer subject to Medicare audits of $0.2 million and $0.4 million, respectively. This amount is reflected as a reduction in general and administrative expense of discontinued operations.
(3)	Accrued severance represents amounts payable to terminated employees with employment and/or separation agreements with the Company.
(4)	Accrued restructuring includes reserves for lease commitments related to the closure of three adult day services centers in Illinois during the third quarter of 2016 and unused contact center office space.

6. Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2017	December 31, 2016
	(Amounts in Thousands)
Revolving credit loan	$—	$—
Term loan	23,750	24,063
Capital leases	2,082	2,433
Less unamortized issuance costs	(1,404)	(1,483)

Total	$24,428	$25,013
Less current maturities	(2,551)	(2,531)

Long-term debt	$21,877	$22,482

In accordance with ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” the Company has classified the debt issuance costs as current portion of long-term debt or long term debt, less current portion as of March 31, 2017 and December 31, 2016.

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

Effective October 1, 2016, the Company entered into a 25-month capital lease agreement for $0.6 million with Meridian Leasing Corporation. The capital leases were entered into to finance property and equipment for the Company’s telephone systems. The underlying assets are included in “Property and equipment, net of accumulated depreciation and amortization” in the accompanying Consolidated Balance Sheets. These capital lease obligations require monthly payments through October 2018 and have an implicit interest rate of 11.1%. At the end of the term, the Company has the option to purchase the assets for $1 per the lease agreement.

The following is an analysis of the leased property under capital leases by major classes.

Classes of Property	Asset Balances at March 31, 2017 (Amounts in Thousands)
Leasehold Improvements	$2,928
Furniture & Equipment	1,144
Computer Equipment	635
Computer Software	303

Total	5,010

Less: Accumulated Depreciation	(2,674)

Net Leased Property Under Capital Leases	$2,336

The future minimum payments for capital leases as of March 31, 2017 are as follows:

Capital Lease (Amounts In Thousands)
2017	1,171
2018	1,026
2019	30

Total minimum lease payments	2,227
Less: amount representing estimated executory costs (such as taxes, maintenance and insurance), including profit thereon, included in total minimum lease payments	(60)

Net minimum lease payments	2,167
Less: amount representing interest (1)	(85)

Present value of net minimum lease payments (2)	$2,082

(1)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at lease inception.
(2)	Included in the balance sheet as $1.5 million of the current portion of long-term debt, net of debt issuance costs and $0.6 million of the long-term debt, less current portion, net of debt issuance costs.

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

The availability of funds under the revolving credit portion of the Company’s credit facility, is based on the lesser of (i) the product of adjusted EBITDA, as defined in the credit agreement, for the most recent 12-month period for which financial statements have been delivered under the credit agreement multiplied by the specified advance multiple, up to 3.75, less the outstanding senior indebtedness and letters of credit, and (ii) $100.0 million less the outstanding revolving loans and letters of credit. Interest on our credit facility may be payable at (x) the sum of (i) an applicable margin ranging from 2.00% to 2.50% based on the applicable leverage ratio plus (ii) a base rate equal to the greatest of (a) the rate of interest last quoted by The Wall Street Journal as the “prime rate,” (b) the sum of the federal funds rate plus a margin of 0.50% and (c) the sum of the adjusted LIBOR that would be applicable to a loan with an interest period of one month advanced on the applicable day plus a margin of 3.00% or (y) the sum of (i) an applicable margin ranging from 3.00% to 3.50% based on the applicable leverage ratio plus (ii) the adjusted LIBOR that would be applicable to a loan with an interest period of one, two or three months advanced on the applicable day or (z) the sum of (i) an applicable margin ranging from 3.00% to 3.50% based on the applicable leverage ratio plus (ii) the daily floating LIBOR that would be applicable to a loan with an interest period of one month advanced on the applicable day. The Company pays a fee ranging from 0.25% to 0.50% per annum based on the applicable leverage ratio times the unused portion of the revolving portion of the credit facility. Issued stand-by letters of credit are charged at a rate equal to the applicable margin for LIBOR loans payable quarterly. During the first quarter of 2017, the Company drew and subsequently repaid $20.0 million of its revolving credit line to fund on-going operations. As of March 31, 2017 and December 31, 2016, the Company had a total of $23.8 million and $24.1 million outstanding on the credit facility and the total availability under the revolving credit loan facility was $82.8 million and $79.7 million, respectively.

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

7. Income Taxes

A reconciliation of the statutory federal tax rate of 35.0% for the three months ended March 31, 2017 and 2016 is summarized as follows:

	Three Months Ended March 31,
	2017	2016
Federal income tax at statutory rate	35.0%	35.0%
State and local taxes, net of federal benefit	5.2	5.2
Jobs tax credits, net	(7.0)	(25.0)
Nondeductible permanent items	0.4	17.0
Other	(0.4)	0.7

Effective income tax rate	33.2%	32.9%

8. Commitments and Contingencies

Legal Proceedings

From time to time, the Company is subject to legal and/or administrative proceedings incidental to its business. It is the opinion of management that the outcome of pending legal and/or administrative proceedings will not have a material effect on the Company’s financial position and results of operations.

On January 20, 2016, the Company was served with a lawsuit filed in the United States District Court for the Northern District of Illinois against the Company and Cigna Corporation by Stop Illinois Marketing Fraud, LLC, a qui tam relator formed for the purpose of bringing this action. In the action, the plaintiff alleges, inter alia, violations of the federal False Claims Act relating primarily to allegations of violations of the federal Anti-Kickback Statute and allegedly improper referrals of patients from our home care division to our home health business, substantially all of which was sold in 2013. The plaintiff seeks to recover damages, fees and costs under the federal False Claims Act including treble damages, civil penalties and its attorneys’ fees. The U.S. government has declined to intervene at this time. Plaintiff amended its complaint on April 4, 2016 to include additional allegations in support of its False Claims Act claims, including alleged violations of the federal Anti-Kickback Statute. The Company and Cigna Corporation filed a motion to dismiss the amended complaint on June 6, 2016. On February 3, 2017, the Court granted Cigna Corporation’s motion to dismiss in full, and granted our motion to dismiss in part allowing Plaintiff another chance to amend its complaint. Plaintiff timely filed a second amended complaint on March 10, 2017, withdrawing its conspiracy claim under the Federal False Claims Act and adding an explicit claim under the Illinois False Claims Act for the same underlying kickback allegations. On April 10, 2017, the Company filed a motion to dismiss the Second Amended Complaint, which has not yet been ruled on by the court. The Company intends to defend the litigation vigorously and believes the case will not have a material adverse effect on its business, financial condition or results of operations.

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

Employment Agreements

The Company has entered into employment agreements with certain members of senior management. The terms of these agreements are up to four years with auto-renewal provisions thereafter, and include non-compete and nondisclosure provisions, as well as provide for defined severance payments in the event of termination.

A substantial percentage of the Company’s workforce is represented by the Service Employees International Union (“SEIU”). The Company has a national agreement with the SEIU which is currently under negotiation, as well as numerous agreements with local SEIU affiliates which are renegotiated from time to time. These negotiations are often initiated when the Company receives increases in hourly rates from various state agencies. Upon expiration of these collective bargaining agreements, the Company may not be able to negotiate labor agreements on satisfactory terms with these labor unions.

9. Severance and Restructuring

In 2016, the Company initiated steps to streamline its operations. The Company incurred total expenses related to these initiatives of approximately $0.9 million and $3.5 million for the three months ended March 31, 2017 and 2016, respectively, which is included in general and administrative expenses on the Condensed Consolidated Statements of Income. The Company expects some additional restructuring and other costs to occur, however, the amount and timing cannot be determined at this time. The expenses recorded for the three months ended March 31, 2017 included costs related to terminated employees. The expenses recorded for the three months ended March 31, 2016 included costs related to terminated employees and other direct costs associated with implementing these initiatives. Other direct costs included contract termination costs, accelerated depreciation and asset write-offs.

The following provides the components of and changes in our severance and restructuring accruals:

	Employee Termination Costs	Restructuring and Other
	(Amounts in Thousands)
Balance at December 31, 2016	$1,326	$1,786
Provision	888	—
Utilization	(684)	(74)

Balance at March 31, 2017	$1,530	$1,712

Employee termination costs represent accrued severance payable to terminated employees with employment and/or separation agreements with the Company. The terminations resulted mainly from changes made to the executive leadership team made during the three months ended March 31, 2017 and 2016.

No restructuring and other costs were recorded for the three months ended March 31, 2017. Restructuring and other costs comprised of fees for the termination of an employee incentive program and various contracts with outside vendors for the three months ended March 31, 2016.

The aforementioned accruals are included in Accrued Expenses on the Condensed Consolidated Balance Sheets and the aforementioned expenses are included in General and Administrative Expenses on the Condensed Consolidated Statements of Income.

10. Significant Payors

A substantial portion of the Company’s net service revenues and accounts receivable are derived from services performed for federal, state and local governmental agencies. The Illinois Department on Aging accounted for 36.5% and 44.8% of the Company’s net service revenues for the three months ended March 31, 2017 and 2016, respectively.

The related receivables due from the Illinois Department on Aging represented 52.9% and 55.4% of the Company’s accounts receivable at March 31, 2017 and December 31, 2016, respectively.

The State of Illinois’ payments have been delayed in the past and may continue to be delayed due to a budget impasse that began in 2015. The State of Illinois did not adopt a comprehensive budget for fiscal year 2016, which ended on June 30, 2016, and it has not yet adopted a comprehensive budget for fiscal year 2017, which began on July 1, 2016. Stopgap budget legislation was enacted on June 30, 2016, which appropriated funds through December 31, 2016. Without a budget, the State is not authorized to pay for the non-Medicaid consumers we serve. During the second half of 2016 and the first three months of 2017, we have been experiencing a delay in payments from the State of Illinois due to the current budget situation. Accounts receivable attributable to delayed payments from the Illinois Department on Aging totaled $58.8 million as of March 31, 2017, approximately $56.2 million thereof related to Non-Medicaid consumers and approximately $2.6 million related to Medicaid consumers. Reimbursements from the State of Illinois could be further delayed due to the lack of a budget for fiscal year 2017 and because current forecasts indicate higher state deficits in the near future.

11. Concentration of Cash

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash. The Company maintains cash with financial institutions which, at times, may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk on cash.

12. Subsequent Events

On April 24, 2017, the Company entered into a definitive securities purchase agreement to acquire Options Services, Inc. d/b/a Options Home Care (“Options Home Care”), a wholly-owned subsidiary of HB Management Group, Inc., for approximately $23.2 million. Options Home Care is a provider of personal care services in more than 20 counties in New Mexico and the acquisition will expand the footprint of the Company’s existing operations in the state. The Company is expected to close on the acquisition in the third quarter, pending customary closing conditions.

On May 8, 2017, the Company entered into a new credit facility and credit agreement (the “Credit Agreement”) with certain lenders and Capital One, National Association, as a lender and swing lender and as agent for all lenders. This credit facility totals $250.0 million, replaces our previous senior secured credit facility totaling $125.0 million, and terminates our Second Amended and Restated Credit and Guaranty Agreement, dated as of August 11, 2014 with certain lenders and Fifth Third Bank as agent. The new credit facility includes a $125.0 million revolving loan, a $45.0 million term loan and an $80.0 million delayed draw term loan. The maturity of the new credit facility is five years, although the delayed draw term loan is only available until November 8, 2018. Under the terms of an accordion feature of the Credit Agreement, $100.0 million is also available for incremental term loans. Fundings under the delayed draw term loans and the incremental term loans are limited to financing or refinancing Permitted Acquisitions (as defined in the Credit Agreement).

Addus HealthCare is the borrower, with the Company and substantially all of the subsidiaries of the Company as guarantors under the credit facility. The credit facility is secured by a first priority security interest in all of the Company’s and the other credit parties’ current and future tangible and intangible assets, including the shares of stock of the borrower and subsidiaries.

The availability of additional draws under the revolving credit portion of the Company’s credit facility is conditioned, among other things, upon (after giving effect to such draws), the ratio of Consolidated Total Indebtedness (as defined in the Credit Agreement), less subordinated indebtedness, to Consolidated Adjusted EBITDA (as defined in the Credit Agreement) not exceeding 4.25:1.00.

Interest on the Company’s credit facility may be payable at (x) the sum of (i) an applicable margin ranging from 1.50% to 2.25% based on the applicable senior leverage ratio (provided that the applicable margin will be 1.50% through approximately October 31, 2017) plus (ii) a base rate equal to the greatest of (a) the rate of interest last quoted by The Wall Street Journal as the “prime rate,” (b) the sum of the federal funds rate plus a margin of 0.50% and (c) the sum of the adjusted LIBOR that would be applicable to a loan with an interest period of one month advanced on the applicable day (not to be less than 0.00%) plus a margin of 1.00% or (y) the sum of (i) an applicable margin ranging from 2.50% to 3.25% based on the applicable leverage ratio (provided that the applicable margin will be 2.50% through approximately October 31, 2017) plus (ii) the offered rate per annum for the applicable interest period that appears on Reuters Screen LIBOR01 Page. Swing loans may not be LIBOR loans.

We pay a fee ranging from 0.25% to 0.50% based on the applicable leverage ratio times the unused portion of the revolving portion of the credit facility. (provided that the fee will be 0.25% through approximately October 31, 2017).

The Credit Agreement contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes.

The Credit Agreement also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum fixed charge coverage ratio, a requirement to stay below a maximum senior leverage ratio and a requirement to stay below a maximum permitted amount of capital expenditures, as well as restrictions on guarantees, indebtedness, liens, investments and loans, subject to customary carve outs, a restriction on dividends (provided that Addus Healthcare may make distributions to the Company in an amount that does not exceed $5.0 million in any year absent of an event of default, plus limited exceptions for tax and administrative distributions), a restriction on the ability to consummate acquisitions in amounts exceeding $60.0 million individually and $80.0 million in the aggregate each year (in each case, without the consent of the lenders), restrictions on mergers, dispositions of assets, and affiliate transactions, and restrictions on fundamental changes and lines of business.

The Credit Agreement is attached hereto as Exhibit 10.3 and is incorporated herein by reference. The foregoing summary of the Credit Agreement does not purport to be a complete statement of the parties’ rights and obligations under the Credit Agreement, and is qualified in its entirety by reference to Exhibit 10.3.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements about our business and operations. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words like “believes,” “belief,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “would,” “should” and similar expressions are intended to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. These risks and uncertainties include, but are not limited to, the risks set forth in our filings with the Securities and Exchange Commission from time to time, including the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2016, filed on March 15, 2017. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on any forward-looking statement as a prediction of future events. We expressly disclaim any obligation or undertaking and we do not intend to release publicly any updates or changes in our expectations concerning the forward-looking statements or any changes in events, conditions or circumstances upon which any forward-looking statement may be based, except as required by law.

Overview

We operate as one business segment and are a provider of comprehensive personal care services, which are provided principally in the home. Our personal care services provide assistance with activities of daily living. Our consumers are primarily persons who are at risk of hospitalization or institutionalization, such as the elderly, chronically ill and disabled. Our payor clients include federal, state and local governmental agencies, managed care organizations, commercial insurers and private individuals. As of March 31, 2017, we provided personal care services to over 34,000 consumers through 111 locations across 24 states. For the three months ended March 31, 2017 and 2016, we served approximately 38,000 and 36,000 discrete consumers, respectively.

A summary of our financial results for the three months ended March 31, 2017 and 2016 is provided in the table below:

	For the Three Months Ended March 31,
	2017	2016
	(Amounts in Thousands)
Net service revenues	$101,606	$92,602
Net income	4,259	157
Total assets	238,664	229,218

Our services are predominantly provided in the home under agreements with state and local government agencies. Our consumers are predominately “dual eligible,” meaning they are eligible to receive both Medicare and Medicaid benefits. The federal government permits states to initiate dual eligible demonstration programs and other managed Medicaid initiatives designed to coordinate the services provided through Medicare and Medicaid, with the overall objective of improving care quality and reducing costs. States are increasingly implementing managed care programs to deliver healthcare services to Medicaid enrollees. Managed care organizations have an economic incentive to better manage the healthcare expenditures of their membership, and therefore seek to provide care in a more cost-effective setting, such as a patient’s home. Managed care revenues accounted for 32.3% and 23.1% of our revenue mix during the three months ended March 31, 2017 and 2016, respectively.

Our model is designed to improve consumer outcomes and satisfaction, as well as lower the cost of acute care treatment and reduce service duplication. We believe our model to be especially valuable to managed care organizations that have economic responsibility for both personal care services as well as acute care expenditures. We believe our model is a differentiator and as a result we expect to receive increased referrals from managed care organizations.

The personal care services we provide include assistance with bathing, grooming, oral care, assistance with feeding and dressing, medication reminders, meal planning and preparation, housekeeping and transportation services and other activities of daily living. We provide these non-medical services on a long-term, continuous basis, with an average duration of approximately 26 months per consumer.

We utilize home care aides to observe and report changes in the condition of our consumers for the purpose of early intervention in the disease process, with the goal of reducing the cost of medical services by preventing unnecessary emergency room visits and/or hospital admissions and re-admissions. We coordinate the services provided by our team with those of other healthcare agencies as appropriate. Changes in our consumers’ conditions are evaluated by appropriately trained managers and may result in the condition being reported to the consumers’ case manager at the managed care organization or other payor and in some cases to the consumers’ primary care physicians for treatment or other follow-up. We believe this approach to the care of our consumers and the integration of our services into the broader healthcare continuum are attractive to managed care organizations and other payors who are ultimately responsible for the healthcare needs and costs of our consumers.

We utilize Interactive Voice Response (“IVR”) systems and smart phone applications to communicate with the majority of our home care aides. Through these technologies our aides are able to report changes in health conditions with alerts forwarded to an appropriate manager for triage and evaluation. In addition, we use this technology to record basic transaction information about each visit, record start and end times for a scheduled shift, track mileage reimbursement, send text messages to the home care aide and communicate basic payroll information.

In addition to our focus on organic growth, we have been growing through selective acquisitions, which have expanded our presence in current markets or which have facilitated our entry into new markets where the personal care business has been moving to managed care organizations. We completed seven acquisitions during the period from December 2013 through February 2016.

Business

As of March 31, 2017, we provided our personal care services through 111 locations across 24 states.

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

For the three months ended March 31, 2017 and 2016 our payor revenue mix was:

	For the Three Months Ended March 31,
	2017	2016
State, local and other governmental programs	64.9%	73.2%
Managed care organizations	32.3	23.1
Private pay	2.1	2.7
Commercial insurance	0.7	1.0

	100.0%	100.0%

We derive a significant amount of our net service revenues from our operations in Illinois, which represented 53.1% and 54.8% of our total net service revenues for the three months ended March 31, 2017 and 2016, respectively.

A significant amount of our net service revenues are derived from one payor client, the Illinois Department on Aging, which accounted for 36.5% and 44.8% of our total net service revenues for the three months ended March 31, 2017 and 2016, respectively.

The State of Illinois’ payments have been delayed in the past and may continue to be delayed due to a budget impasse that began in 2015. The State of Illinois did not adopt a comprehensive budget for fiscal year 2016, which ended on June 30, 2016, and it has not yet adopted a comprehensive budget for fiscal year 2017, which began on July 1, 2016. Stopgap budget legislation was enacted on June 30, 2016, which appropriated funds through December 31, 2016. Without a budget, the State is not authorized to pay for the non-Medicaid consumers we serve. During the second half of 2016 and the first three months of 2017, we have been experiencing a delay in payments from the State of Illinois due to the current budget situation. Accounts receivable attributable to delayed payments from the Illinois Department on Aging totaled $58.8 million as of March 31, 2017, approximately $56.2 million thereof related to Non-Medicaid consumers and approximately $2.6 million related to Medicaid consumers. Reimbursements from the State of Illinois could be further delayed due to the lack of a budget for fiscal year 2017 and because current forecasts indicate higher state deficits in the near future.

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

In 2016, the Company initiated steps to streamline its operations. The Company incurred total expenses related to these initiatives of approximately $0.9 million and $3.5 million for the three months ended March 31, 2017 and 2016, respectively, which is included in general and administrative expenses on the Condensed Consolidated Statements of Income. The Company expects some additional restructuring and other costs to occur, however, the amount and timing cannot be determined at this time. The expenses recorded for the three months ended March 31, 2017 included costs related to terminated employees. The expenses recorded for three months ended March 31, 2016 included costs related to terminated employees and other direct costs associated with implementing these initiatives. Other direct costs included contract termination costs, accelerated depreciation and asset write-offs.

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

Interest Income

Illinois law entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received. For the three months ended March 31, 2017 and 2016, we did not receive any prompt payment interest.

Interest Expense

Interest expense consists of interest and unused credit line fees on our credit facility, capital lease obligations and other debt instruments and is reported in the Condensed Consolidated Statements of Income when incurred.

Other Income

For the three months ended March 31, 2017 other income of $0.1 million consists of income distributions received from the cost method investment in joint venture. No distributions were received during the three months ended March 31, 2016. We account for this income in accordance with ASC Topic 325, “Investments—Other.” We recognize the net accumulated earnings only to the extent distributed by the joint venture on the date received.

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. Our federal statutory rate was 35.0% for the three months ended March 31, 2017 and 2016. The effective income tax rate was 33.2 % and 32.9% for the three months ended March 31, 2017 and 2016, respectively. The difference between federal statutory and effective income tax rates is principally due to the inclusion of state taxes and the use of federal employment tax credits that lower our effective tax rate.

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The following table sets forth, for the periods indicated, our unaudited condensed consolidated results of operations.

	For the Three Months Ended March 31,
	2017		2016		Change
	Amount	% Of Net Service Revenues	Amount	% Of Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Net service revenues	$101,606	100.0%	$92,602	100.0%	$9,004	9.7%
Cost of service revenues	74,289	73.1	68,283	73.7	6,006	8.8

Gross profit	27,317	26.9	24,319	26.3	2,998	12.3
General and administrative expenses	20,905	20.6	22,188	24.0	(1,283)	(5.8)
Gain on sale of adult day services centers	(2,065)		—		(2,065)
Depreciation and amortization	1,516	1.5	1,478	1.6	38	2.6

Total operating expenses	20,356	20.0	23,666	25.6	(3,310)	(14.0)

Operating income	6,961	6.9	653	0.7	6,308	966.0

Interest income	(7)	—	(7)	—	—
Interest expense	651	0.6	426	0.5	225

Total interest expense, net	644	0.6	419	0.5	225	53.7
Other income	57	0.1	—	—	57

Income before income taxes	6,374	6.3	234	0.3	6,140	2,623.9
Income tax expense	2,115	2.1	77	0.1	2,038	2,646.8

Net income	$4,259	4.2	$157	0.2	$4,102	2,612.7

Business Metrics (Actual Numbers, Except Billable Hours in Thousands)
Average billable census (1)	33,948		33,578		370	1.1%
Billable hours (2)	5,800		5,353		447	8.4
Average billable hours per census per month	56.9		53.1		3.8	7.2
Billable hours per business day	89,223		82,361		6,862	8.3
Revenues per billable hour	$17.52		$17.30		$0.22	1.3%

(1)	Average billable census is the number of unique clients receiving a billable service during a period.
(2)	Billable hours is the total number of hours provided to clients during a period.

Net service revenues from federal, state, local and other governmental programs accounted for 64.9% and 73.2% of net service revenues for the three months ended March 31, 2017 and 2016, respectively. Managed care organizations accounted for 32.3% and 23.1% of net service revenues for the three months ended March 31, 2017 and 2016, respectively, with commercial insurance payors and private pay accounting for the remainder of net service revenues. A significant amount of our net service revenues for the three months ended March 31, 2017 and 2016 were derived from one payor client, the Illinois Department on Aging, which accounted for 36.5% and 44.8% respectively, of our total net service revenues.

Net service revenues increased $9.0 million, or 9.7%, to $101.6 million for the three months ended March 31, 2017 compared to $92.6 million for the same period in 2016. The increase was primarily due to a 8.4% increase in billable hours and a 1.3% increase in revenues per billable hour.

Gross profit, expressed as a percentage of net service revenues, increased to 26.9% for the first quarter of 2017, compared to 26.3% for the same period in 2016. This increase is primarily due to a $0.5 million reduction in travel wages, travel mileage and unbillable errand mileage in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016,

General and administrative expenses, expressed as a percentage of net service revenues decreased to 20.6% for the three months ended March 31, 2017, from 24.0% for the three months ended March 31, 2016. General and administrative expenses decreased to $20.9 million as compared to $22.2 million for the three months ended March 31, 2017 and 2016, respectively. The decrease in general and administrative expenses was primarily due to a $2.6 million decrease in severance and restructuring costs related to our initiatives to streamline operations which began in 2016.

Depreciation and amortization expense remained consistent from the first quarter of 2017 as compared to the first quarter of 2016 at $1.5 million. Amortization of intangibles, which are principally amortized using accelerated methods, totaled $1.0 million for the three months ended March 31, 2017 and 2016.

Interest Income

Illinois law entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received. For the three months ended March 31, 2017 and 2016, we did not receive any prompt payment interest.

Interest Expense

Interest expense increased to $0.7 million from $0.4 million for the three months ended March 31, 2017 as compared to the same period in 2016. The increase is primarily the result of interest on the term loan portion of the senior secured credit facility outstanding during each period. See Note 6 to the Notes to Condensed Consolidated Financial Statements (Unaudited) Long-Term Debt for additional information.

Other Income

For the three months ended March 31, 2017, other income of $0.1 million consists of income distributions received from the cost method investment in joint venture. No distributions were received during the three months ended March 31, 2016. We account for this income in accordance with ASC Topic 325, “Investments—Other.” We recognize the net accumulated earnings only to the extent distributed by the joint venture on the date received.

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. For the three months ended March 31, 2017 and 2016 our federal statutory rate was 35.0%. The effective income tax rate was 33.2% and 32.9% for the three months ended March 31, 2017 and 2016, respectively. The difference between our federal statutory and effective income tax rates are principally due to the inclusion of state taxes and the use of federal employment tax credits that lower our effective tax rate.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash from operations and borrowings under our credit facility. As described below under New Credit Facility, we entered into a new credit facility on May 8, 2017 that replaced our prior credit facility. We entered into an amendment to our prior credit facility on the terms described below on May 24, 2016. At March 31, 2017 and December 31, 2016, we had cash balances of $19.2 million and $8.0 million, respectively.

As of March 31, 2017 and December 31, 2016 we had a total of $23.8 million and $24.1 million outstanding on our credit facility, respectively. After giving effect to the amount drawn on our credit facility, approximately $16.7 million of outstanding letters of credit as of March 31, 2017 and December 31, 2016, and borrowing limits based on an advance multiple of adjusted EBITDA, we had $82.8 million and $79.7 million available for borrowing under the credit facility as of March 31, 2017 and December 31, 2016, respectively.

Cash flows from operating activities represent the inflow of cash from our payor clients and the outflow of cash for payroll and payroll taxes, operating expenses, interest and taxes. Due to its revenue deficiencies as well as budgeting and financing issues, from time to time the State of Illinois has reimbursed us on a delayed basis with respect to our various agreements including with our largest payor, the Illinois Department on Aging. The open receivable balance from the State of Illinois decreased by $3.6 million from $69.3 million as of December 31, 2016 to $65.7 million as of March 31, 2017. The decrease resulted from $40.1 million in payments for Medicaid consumers made during the first quarter of 2017 offset by additional billings for services provided during the quarter.

The State of Illinois’ payments have been delayed in the past and may continue to be delayed due to a budget impasse that began in 2015. The State of Illinois did not adopt a comprehensive budget for fiscal year 2016, which ended on June 30, 2016, and it has not yet adopted a comprehensive budget for fiscal year 2017, which began on July 1, 2016. Stopgap budget legislation was enacted on June 30, 2016, which appropriated funds through December 31, 2016. Without a budget, the State is not authorized to pay for the non-Medicaid consumers we serve. During the second half of 2016 and the first three months of 2017, we have been experiencing a delay in payments from the State of Illinois due to the current budget situation. Accounts receivable attributable to delayed payments from the Illinois Department on Aging totaled $58.8 million as of March 31, 2017, approximately $56.2 million thereof related to Non-Medicaid consumers and approximately $2.6 million related to Medicaid consumers. Reimbursements from the State of Illinois could be further delayed due to the lack of a budget for fiscal year 2017 and because current forecasts indicate higher state deficits in the near future.

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

New Credit Facility

On May 8, 2017, we entered into a new credit facility and credit agreement (the “Credit Agreement”) with certain lenders and Capital One, National Association, as a lender and swing lender and as agent for all lenders. This credit facility totals $250.0 million, replaces our previous senior secured credit facility totaling $125.0 million, and terminates our Second Amended and Restated Credit and Guaranty Agreement, dated as of November 10, 2015 with certain lenders and Fifth Third Bank as agent. The new credit facility includes a $125.0 million revolving loan, a $45.0 million term loan and an $80.0 million delayed draw term loan. The maturity of the new credit facility is five years, although the delayed draw term loan is only available until November 8, 2018. Under the terms of an accordion feature of the Credit Agreement, $100.0 million is also available for incremental term loans. The availability of additional draws under the revolving credit portion of our credit facility is conditioned, among other things, upon (after giving effect to such draws), the ratio of Consolidated Total Indebtedness (as defined in the Credit Agreement), less subordinated indebtedness, to Consolidated Adjusted EBITDA (as defined in the Credit Agreement) not exceeding 4.25:1.00. The applicable margin (in addition to the Base Rate or LIBOR, as defined in the Credit Agreement) for interest payments ranges from 1.50% to 2.25% (for Base Rate Loans) and from 2.50% to 3.25% (for LIBOR Loans) based on the applicable senior leverage ratio (provided that such applicable margin will be 1.50% (for Base Rate Loans) and 2.50% (for LIBOR Loans) through approximately October 31, 2017). The terms of the Credit Agreement are described in further detail under Note 12 Subsequent Events to the Notes to Condensed Consolidated Financial Statements.

Credit Facility Prior to May 8, 2017

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

The availability of funds under the revolving credit portion of our credit facility is based on the lesser of (i) the product of adjusted EBITDA, as defined in the credit agreement, for the most recent 12-month period for which financial statements have been delivered under the credit agreement multiplied by the specified advance multiple, up to 3.75, less the outstanding senior indebtedness and letters of credit, and (ii) $100.0 million less the outstanding revolving loans and letters of credit. Interest on our credit facility may be payable at (x) the sum of (i) an applicable margin ranging from 2.00% to 2.50% based on the applicable leverage ratio plus (ii) a base rate equal to the greatest of (a) the rate of interest last quoted by The Wall Street Journal as the “prime rate,” (b) the sum of the federal funds rate plus a margin of 0.50% and (c) the sum of the adjusted LIBOR that would be applicable to a loan with an interest period of one month advanced on the applicable day plus a margin of 3.00% or (y) the sum of (i) an applicable margin ranging from 3.00% to 3.50% based on the applicable leverage ratio plus (ii) the adjusted LIBOR that would be applicable to a loan with an interest period of one, two or three months advanced on the applicable day or (z) the sum of (i) an applicable margin ranging from 3.00% to 3.50% based on the applicable leverage ratio plus (ii) the daily floating LIBOR that would be applicable to a loan with an interest period of one month advanced on the applicable day. We pay a fee ranging from 0.25% to 0.50% per annum based on the applicable leverage ratio times the unused portion of the revolving portion of the credit facility. Issued stand-by letters of credit are charged at a rate equal to the applicable margin for LIBOR loans payable quarterly. During the first quarter, we drew and subsequently repaid $20.0 million of our revolving credit line to fund on-going operations. As of March 31, 2017 and December 31, 2016, we had a total of $23.8 million and $24.1 million outstanding on our credit facility and the total availability under our credit facility was $82.8 and $79.7 million, respectively.

The credit facility contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The credit facility also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum fixed charge coverage ratio, a requirement to stay below a maximum senior leverage ratio and a requirement to stay below a maximum permitted amount of capital expenditures, as well as restrictions on guarantees, indebtedness, liens, distributions, investments and loans, subject to customary carve outs, a restriction on dividends (unless no default then exists or would occur as a result thereof, we are in pro forma compliance with the financial covenants contained in the credit facility after giving effect thereto, we have an excess availability of at least 40% of the revolving credit commitment under the credit facility and the aggregate amount of dividends and distributions paid in any fiscal year does not exceed $5.0 million), restrictions on our ability to enter into transactions other than in the ordinary course of business, a restriction on the ability to consummate more than three acquisitions in any calendar year, consummate any individual acquisition with a purchase price in excess of $25.0 million and consummate acquisitions with total purchase price in excess of $40.0 million in the aggregate over the term of the credit facility, in each case without the consent of the lenders, restrictions on mergers, transfers of assets, acquisitions, equipment, subsidiaries and affiliate transactions, subject to customary carve outs, and restrictions on fundamental changes and lines of business. As of March 31, 2017 and December 31, 2016, we were in compliance with all of our credit facility covenants.

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

Cash Flows

The following table summarizes changes in our cash flows for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017	2016
	(Amounts in Thousands)
Net cash provided by (used in) operating activities	$9,633	$(5,959)
Net cash provided by (used in) investing activities	1,238	(20,791)
Net cash provided by financing activities	272	31,726

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Net cash provided by operating activities was $9.6 million for the three months ended March 31, 2017, compared to cash used in operating activities of $6.0 million for the same period in 2016. This increase in cash provided by operations was primarily due to payments received from the State of Illinois of $40.1 million for Medicaid consumers, offset by additional billings for services provided during the quarter.

Net cash provided by investing activities was $1.2 million for the three months ended March 31, 2017 compared to cash used in investing activities of $20.8 million for the three months ended March 31, 2016. Our investing activities for the three months ended March 31, 2017 were $2.4 million in net proceeds from the sale of three adult day services centers and $1.2 million in purchases of property and equipment related to new office space and investments in our technology infrastructure. Our investing activities for the three months ended March 31, 2016 were $20.4 million for the acquisition of South Shore as previously described in Note 3 to the Condensed Consolidated Financial Statements (Unaudited) and $0.3 million in purchases of property and equipment to invest in our technology infrastructure.

            Net cash provided by financing activities was $0.3 million for the three months ended March 31, 2017 as compared to net cash provided by financing activities of $31.7 million for the three months ended March 31, 2016. Our financing activities for the three months ended March 31, 2017 were $20.0 million in draws on the revolver portion of our credit facility to fund growth and on-going operations and the subsequent repayment of $20.0 million, $1.0 million in cash received from exercise of stock options, $0.4 million of payments on capital lease obligations and $0.3 million of payments on the term loan portion of our credit facility. Our financing activities for the three months ended March 31, 2016 were a $32.0 million draw on our credit facility to fund on-going operations and the acquisitions of South Shore, $0.3 million of payments on long-term debt, $0.2 million payment for debt issuance costs and $0.2 million of cash received for the exercise of employee stock options.

Outstanding Accounts Receivable

Gross accounts receivable as of March 31, 2017 and December 31, 2016 were approximately $124.4 million. Outstanding accounts receivable, net of the allowance for doubtful accounts, decreased by $0.8 million as of March 31, 2017 as compared to December 31, 2016. The decrease in net accounts receivable is primarily due to a $0.9 million increase in the allowance for doubtful accounts for managed care organizations and acquisition transitions.

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

The following tables detail our accounts receivable before reserves by payor category, showing Illinois governmental payors separately, and the related allowance amount at March 31, 2017 and December 31, 2016:

	March 31, 2017
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(Amounts in Thousands, Except Percentages)
Illinois governmental based programs	$28,299	17,538	18,315	1,563	$65,715
Other state, local and other governmental programs	13,321	3,055	2,535	2,920	21,831
Managed care organizations	20,233	6,549	3,678	3,721	34,181
Private pay and commercial insurance	1,973	488	198	42	2,701

Total	63,826	27,630	24,726	8,246	124,428

Aging % of total	51.3%	22.2%	19.9%	6.6%
Allowance for doubtful accounts					$8,254
Reserve as % of gross accounts receivable					6.6%

	December 31, 2016
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(Amounts in Thousands, Except Percentages)
Illinois governmental based programs	$40,727	25,619	1,418	1,585	$69,349
Other state, local and other governmental programs	14,039	3,341	2,848	2,679	22,907
Managed care organizations	20,786	3,090	2,117	3,002	28,995
Private pay and commercial insurance	2,439	399	265	8	3,111

Total	77,991	32,449	6,648	7,274	124,362

Aging % of total	62.8%	26.1%	5.3%	5.8%
Allowance for doubtful accounts					$7,363
Reserve as % of gross accounts receivable					5.9%

We calculate our days sales outstanding (“DSO”) by taking the accounts receivable outstanding net of the allowance for doubtful accounts divided by the total net service revenues for the last quarter, multiplied by the number of days in that quarter. Our DSOs were 103 days and 104 days at March 31, 2017 and December 31, 2016, respectively. The DSOs for our largest payor, the Illinois Department on Aging, at March 31, 2017 and December 31, 2016 were 148 days and 152 days, respectively. We may not receive payments on a consistent basis in the near term and our DSOs and the DSO for the Illinois Department on Aging may increase depending on the actions of the Illinois General Assembly and the Governor related to the fiscal year 2017 budget. The increase in the reserve as a percentage of gross accounts receivable to 6.6% as of March 31, 2017 from 5.9% as of December 31, 2016 is attributable to additional reserves needed for managed care organizations and acquisition transitions.

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

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

Revenue Recognition

The majority of our revenues for the three months ended March 31, 2017 and 2016 are derived from Medicaid and Medicaid waiver programs under agreements with various state and local authorities. These agreements provide for a service term from one year to an indefinite term. Services are provided based on authorized hours, determined by the relevant state or local agency, at an hourly rate specified in the agreement or fixed by legislation and recognized in net service revenues as services are provided. Services to other payors, such as managed care organizations and commercial insurance or private clients, are provided at negotiated hourly rates and recognized in net service revenues as services are provided. We provide for appropriate allowances for uncollectible amounts at the time the services are rendered.

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

Illinois law entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, interest income. We did not receive any prompt payment interest for the three months ended March 31, 2017 and 2016.

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

Goodwill

Our carrying value of goodwill is the residual of the purchase price over the fair value of the net assets acquired from various acquisitions including the acquisition of Addus HealthCare, Inc. (“Addus HealthCare”). In accordance with ASC Topic 350, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are not amortized. We test goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. We may use a qualitative test, known as “Step 0,” or a two-step quantitative method to determine whether impairment has occurred. We can elect to perform Step 0, an optional qualitative analysis, and based on the results skip the remaining two steps. In 2016, we elected to implement Step 0, and we were not required to conduct the remaining two steps. The results of our Step 0 assessment indicated that it was more likely than not that the fair value of our reporting unit exceeded its carrying value and therefore we concluded that there were no impairments for the year ended December 31, 2016. No impairment charges were recorded for the three months ended March 31, 2017 or 2016.

Long-Lived Assets

We review our long-lived assets and finite lived intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine if impairment exists, we compare the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset, generally determined by discounting the estimated future cash flows. No impairment charges were recorded for the year ended December 31, 2016 or three months ended March 31, 2017 or 2016.

Indefinite-lived Assets

We also have indefinite-lived assets that are not subject to amortization expense such as licenses and in certain states certificates of need to conduct specific operations within geographic markets. Our management has concluded that these assets have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and we intend to renew the licenses indefinitely. The licenses and certificates of need are tested annually for impairment. No impairment charges were recorded for the year ended December 31, 2016 or three months ended March 31, 2017 or 2016.

Workers’ Compensation Program

Our workers’ compensation insurance program has a $0.4 million deductible component. We recognize our obligations associated with this program in the period the claim is incurred. The cost of both the claims reported and claims incurred but not reported, up to the deductible, have been accrued based on historical claims experience, industry statistics and an actuarial analysis performed by an independent third party. We monitor our claims quarterly and adjust our reserves accordingly. These costs are recorded primarily in the cost of services caption in the condensed consolidated statement of income. Under the agreement pursuant to which we acquired Addus HealthCare, claims under our workers’ compensation insurance program that related to December 31, 2005 or earlier were the responsibility of the selling shareholders in the acquisition, subject to certain limitations. The responsibility of the selling shareholders for these claims was terminated on December 29, 2014. In August 2010, the FASB issued Accounting Standards Update No 2010-24, Health Care Entities (Topic 954), “Presentation of Insurance Claims and Related Insurance Recoveries” (“ASU 2010-24”), which clarifies that companies should not net insurance recoveries against a related claim liability. Additionally, the amount of the claim liability should be determined without consideration of insurance recoveries. As of March 31, 2017 and December 31, 2016, we recorded $0.6 million and $0.7 million in workers’ compensation insurance recovery receivables and a corresponding increase in workers’ compensation liability. The workers’ compensation insurance recovery receivable is included in our prepaid expenses and other current assets on the balance sheet.

Interest Income

Illinois law entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received. For the three months ended March 31, 2017 and 2016, we did not receive any prompt payment interest.

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

Stock-based Compensation

The Company currently has one active stock incentive plan, the 2009 Stock Incentive Plan, as amended and restated (the “2009 Plan”), that provides for stock-based employee compensation. The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Stock Compensation.” Compensation expense is recognized on a straight-line basis under the 2009 Plan over the vesting period of the equity awards based on the grant date fair value of the options and restricted stock awards. From October 28, 2009 to December 31, 2016, the Company utilized the Enhanced Hull-White Trinomial Model to value the Company’s options. Beginning January 1, 2017, the Company began utilizing the Black-Scholes Option Pricing Model to value the Company’s options, as the Company believes it is a more widely accepted and understood valuation model. The determination of the fair value of stock-based payments utilizing the Black-Scholes Model and the Enhanced Hull-White Trinomial Model is affected by the Company’s stock price and a number of assumptions, including expected volatility, risk-free interest rate, expected term, expected dividends yield, expected forfeiture rate, expected turn-over rate and the expected exercise multiple.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases” which replaces existing leasing rules with a comprehensive lease measurement and recognition standard and expanded disclosure requirements. ASU 2016-02 will require lessees to recognize most leases on their balance sheets as liabilities, with corresponding “right-of-use” assets and is effective for annual reporting periods beginning after December 15, 2018, subject to early adoption. For income statement recognition purposes, leases will be classified as either a finance or an operating lease. We will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Upon initial evaluation, we believe that the new standard will have a material impact on our Consolidated Balance Sheets but it will not affect our liquidity. We are continuing to evaluate other potential impacts to our financial statements and accounting systems including whether we will need to secure new software to account for the change in accounting for leases.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This standard amends and adjusts how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and will require adoption on a retrospective basis unless impracticable. If impracticable we would be required to apply the amendments prospectively as of the earliest date possible. We are currently evaluating the impact that ASU 2016-15 will have on our statement of financial position or financial statement disclosures.

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

We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. As of March 31, 2017, we had outstanding borrowings of approximately $23.8 million on our credit facility, all of which was subject to variable interest rates. If the variable rates on this debt were 100 basis points higher than the rate applicable to the borrowing during the three month period ended March 31, 2017, our net income would have decreased by $0.1 million, or $0.01 per diluted share. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control Over Financial Reporting

We continue to integrate certain legacy South Shore processes into our established internal control environment. This integration is expected to be finalized in the third quarter of 2017.

Except as mentioned above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Legal Proceedings

From time to time, we are subject to legal and/or administrative proceedings incidental to our business. It is the opinion of management that the outcome of pending legal and/or administrative proceedings will not have a material effect on our financial position and results of operations.

On January 20, 2016, we were served with a lawsuit that was filed in the United States District Court for the Northern District of Illinois against the Company and Cigna Corporation by Stop Illinois Marketing Fraud, LLC, a qui tam relator formed for the purpose of bringing this action. In the action, the plaintiff alleges, inter alia, violations of the federal False Claims Act relating primarily to allegations of violations of the federal Anti-Kickback Statute and allegedly improper referrals of patients from our home care division to our home health business, substantially all of which was sold in 2013. The plaintiff seeks to recover damages, fees and costs under the federal False Claims Act including treble damages, civil penalties and its attorneys’ fees. The U.S. government has declined to intervene at this time. Plaintiff amended its complaint on April 4, 2016 to include additional allegations in support of its False Claims Act claims, including alleged violations of the federal Anti-Kickback Statute. Our reply in further support of the motion to dismiss was filed on August 23, 2016. On February 3, 2017, the Court granted Cigna Corporation’s motion to dismiss in full, and granted our motion to dismiss in part allowing Plaintiff another chance to amend its complaint. Plaintiff timely filed a second amended complaint on March 10, 2017, withdrawing its conspiracy claim under the Federal False Claims Act and adding an explicit claim under the Illinois False Claims Act for the same underlying kickback allegations. On April 10, 2017, we filed a motion to dismiss the Second Amended Complaint, which has not yet been ruled on by the court. We intend to continue to defend the litigation vigorously and believe the case will not have a material adverse effect on our business, financial condition or results of operations.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factors discussed under the caption “Risk Factors” set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in our Annual Report on Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales and Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On May 8, 2017, we entered into a new credit facility and credit agreement (the “Credit Agreement”) with certain lenders and Capital One, National Association, as a lender and swing lender and as agent for all lenders. This credit facility totals $250.0 million, replaces our previous senior secured credit facility totaling $125.0 million, and terminates our Second Amended and Restated Credit and Guaranty Agreement, dated as of November 10, 2015 with certain lenders and Fifth Third Bank as agent. The new credit facility includes a $125.0 million revolving loan, a $45.0 million term loan and an $80.0 million delayed draw term loan. The maturity of the new credit facility is five years, although the delayed draw term loan is only available until November 8, 2018. Under the terms of an accordion feature of the Credit Agreement, $100.0 million is also available for incremental term loans. Fundings under the delayed draw term loans and the incremental term loans are limited to financing or refinancing Permitted Acquisitions (as defined in the Credit Agreement).

Addus HealthCare is the borrower, with the Company and substantially all of the subsidiaries of the Company as guarantors under the credit facility. The credit facility is secured by a first priority security interest in all of the Company’s and the other credit parties’ current and future tangible and intangible assets, including the shares of stock of the borrower and subsidiaries.

The availability of additional draws under the revolving credit portion of our credit facility is conditioned, among other things, upon (after giving effect to such draws), the ratio of Consolidated Total Indebtedness (as defined in the Credit Agreement), less subordinated indebtedness, to Consolidated Adjusted EBITDA (as defined in the Credit Agreement) not exceeding 4.25:1.00.

Interest on our credit facility may be payable at (x) the sum of (i) an applicable margin ranging from 1.50% to 2.25% based on the applicable senior leverage ratio (provided that the applicable margin will be 1.50% through approximately October 31, 2017) plus (ii) a base rate equal to the greatest of (a) the rate of interest last quoted by The Wall Street Journal as the “prime rate,” (b) the sum of the federal funds rate plus a margin of 0.50% and (c) the sum of the adjusted LIBOR that would be applicable to a loan with an interest period of one month advanced on the applicable day (not to be less than 0.00%) plus a margin of 1.00% or (y) the sum of (i) an applicable margin ranging from 2.50% to 3.25% based on the applicable leverage ratio (provided that the applicable margin will be 2.50% through approximately October 31, 2017) plus (ii) the offered rate per annum for the applicable interest period that appears on Reuters Screen LIBOR01 Page. Swing loans may not be LIBOR loans.

We pay a fee ranging from 0.25% to 0.50% based on the applicable leverage ratio times the unused portion of the revolving portion of the credit facility (provided that the fee will be 0.25% through approximately October 31, 2017).

The Credit Agreement contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes.

The Credit Agreement also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum fixed charge coverage ratio, a requirement to stay below a maximum senior leverage ratio and a requirement to stay below a maximum permitted amount of capital expenditures, as well as restrictions on guarantees, indebtedness, liens, investments and loans, subject to customary carve outs, a restriction on dividends (provided that Addus Healthcare may make distributions to the Company in an amount that does not exceed $5.0 million in any year absent of an event of default, plus limited exceptions for tax and administrative distributions), a restriction on the ability to consummate acquisitions in amounts exceeding $60.0 million individually and $80.0 million in the aggregate each year (in each case, without the consent of the lenders), restrictions on mergers, dispositions of assets, and affiliate transactions, and restrictions on fundamental changes and lines of business.

The Credit Agreement is attached hereto as Exhibit 10.3 and is incorporated herein by reference. The foregoing summary of the Credit Agreement does not purport to be a complete statement of the parties’ rights and obligations under the Credit Agreement, and is qualified in its entirety by reference to Exhibit 10.3.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company dated as of October 27, 2009 (filed on November 20, 2009 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-34504) and incorporated by reference herein)

3.2	Amended and Restated Bylaws of the Company, as amended by the First Amendment to the Amended and Restated Bylaws (filed on May 9, 2013 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-34504) and incorporated by reference herein)

4.1	Form of Common Stock Certificate (filed on October 2, 2009 as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-160634) and incorporated by reference herein)

4.2	Registration Rights Agreement, dated September 19, 2006, by and among Addus HomeCare Corporation, Eos Capital Partners III, L.P., Eos Partners SBIC III, L.P., Freeport Loan Fund LLC, W. Andrew Wright, III, Addus Term Trust, W. Andrew Wright Grantor Retained Annuity Trust, Mark S. Heaney, James A. Wright and Courtney E. Panzer (filed on July 17, 2009 as Exhibit 4.2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 (File No. 333-160634) and incorporated by reference herein)

10.1	Employment Agreement, dated January 16, 2017, by and between Addus HealthCare, Inc. and W. Bradley Bickham (filed on January 4, 2017 as Exhibit 10.1 to Addus HomeCare Corporation’s Current Report on Form 8-K (File No. 001-34504) and incorporated by reference herein)+

10.2	Separation Agreement and General Release, dated as of February 13, 2017, by and between Addus HomeCare Corporation and Maxine Hochhauser (filed on January 18, 2017 as Exhibit 10.1 to Addus HomeCare Corporation’s Current Report on Form 8-K (File No. 001-34504) and incorporated by reference herein)+

10.3	Credit Agreement, dated as of May 8, 2017, by and among Addus Healthcare, Inc., as the Borrower, the other parties from time to time a party thereto, and Capital One, N.A., as a Lender and Swing Lender and as Agent for all Lenders*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	Financial statements from the quarterly report on Form 10-Q of Addus HomeCare Corporation for the quarter ended March 31, 2017, filed on May 9, 2017 formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.*

*	Filed herewith
**	Furnished herewith
+	Indicates a management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADDUS HOMECARE CORPORATION

Date: May 9, 2017	By:	/S/ R. DIRK ALLISON

R. Dirk Allison President and Chief Executive Officer (As Principal Executive Officer)

Date: May 9, 2017	By:	/S/ BRIAN POFF

Brian Poff Chief Financial Officer (As Principal Financial Officer)