Form 10-Q
period 2017-06-30
Addus HomeCare Corp
filed 2017-08-08
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Common Stock $0.001 par value

Shares outstanding at July 31, 2017: 11,624,536

ADDUS HOMECARE CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2017 and December 31, 2016

(Amounts and Shares in Thousands, Except Per Share Data)

	(Unaudited)	(Audited)
	June 30, 2017	December 31, 2016
Assets

Current assets
Cash	$15,873	$8,013
Accounts receivable, net of allowances of $9,085 and $7,363 at June 30, 2017 and December 31, 2016, respectively	137,967	116,999
Prepaid expenses and other current assets	3,884	5,998

Total current assets	157,724	131,010

Property and equipment, net of accumulated depreciation and amortization	7,191	6,648
Other assets
Goodwill	73,906	73,906
Intangibles, net of accumulated amortization	13,320	15,413
Non-current deferred tax assets, net	3,153	3,153
Investment in joint venture	900	900

Total other assets	91,279	93,372

Total assets	$256,194	$231,030

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,430	$4,486
Current portion of long-term debt, net of debt issuance costs	3,052	2,531
Accrued expenses	40,590	42,603

Total current liabilities	47,072	49,620

Long-term liabilities
Long-term debt, less current portion, net of debt issuance costs	40,986	22,482

Total liabilities	$88,058	$72,102

Stockholders’ equity
Common stock—$.001 par value; 40,000 authorized and 11,625 and 11,527 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	$12	$12
Additional paid-in capital	94,502	92,253
Retained earnings	73,622	66,663

Total stockholders’ equity	168,136	158,928

Total liabilities and stockholders’ equity	$256,194	$231,030

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months Ended June 30, 2017 and 2016

(Amounts and Shares in Thousands, Except Per Share Data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net service revenues	$103,559	$100,927	$205,165	$193,529
Cost of service revenues	75,048	75,232	149,337	143,515

Gross margin	28,511	25,695	55,828	50,014
General and administrative expenses	19,006	17,744	37,879	38,565
Gain on sale of adult day services centers	—	—	(2,065)	—
Depreciation and amortization	1,514	1,744	3,030	3,222
Provision for doubtful accounts	2,070	1,813	4,102	3,181

Total operating expenses	22,590	21,301	42,946	44,968

Operating income	5,921	4,394	12,882	5,046

Interest income	(13)	(23)	(20)	(30)
Interest expense	2,108	686	2,759	1,112

Total interest expense, net	2,095	663	2,739	1,082

Other income	44	—	101	—

Income before income taxes	3,870	3,731	10,244	3,964
Income tax expense	1,170	1,131	3,285	1,207

Net income	$2,700	$2,600	$6,959	$2,757

Net income per common share
Basic income per share	$0.24	$0.23	$0.61	$0.25
Diluted income per share	$0.23	$0.23	$0.60	$0.25
Weighted average number of common shares and potential common shares outstanding:
Basic	11,470	11,361	11,452	11,192
Diluted	11,622	11,385	11,604	11,217

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2017

(Amounts and Shares in Thousands)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2016	11,527	$12	$92,253	$66,663	$158,928

Issuance of shares of common stock under restricted stock award agreements	80	—	—	—	—
Forfeiture of shares of common stock under restricted stock award agreements	(10)	—	—	—	—
Stock-based compensation	—	—	1,091	—	1,091
Shares issued	28	—	1,158	—	1,158
Net income	—	—	—	6,959	6,959

Balance at June 30, 2017	11,625	$12	$94,502	$73,622	$168,136

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2017 and 2016

(Amounts in Thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$6,959	$2,757
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,030	3,223
Non-cash restructuring	—	894
Stock-based compensation	1,091	819
Amortization and write-off of debt issuance costs under the terminated credit facility	1,484	165
Amortization of debt issuance costs under the new credit facility	93	—
Provision for doubtful accounts	4,102	3,181
Gain on sale of adult day services centers	(2,065)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(25,070)	(33,222)
Prepaid expenses and other current assets	2,080	1,101
Accounts payable	(1,056)	(255)
Accrued expenses	(2,023)	3,072

Net cash used in operating activities	(11,375)	(18,265)

Cash flows from investing activities:
Proceeds from the sale of adult day services centers	2,400	—
Acquisitions of businesses	—	(20,449)
Purchases of property and equipment	(1,771)	(711)

Net cash provided by (used in) investing activities	629	(21,160)

Cash flows from financing activities:
Cash received from exercise of stock options	1,158	3,016
Borrowings on term loan - new credit facility	45,000	—
Borrowings on revolver - terminated credit facility	20,000	17,000
Borrowings on term loan - terminated credit facility	—	25,000
Payments on revolver - terminated credit facility	(20,000)	—
Payments on term loan - terminated credit facility	(24,063)	(313)
Payments for debt issuance costs under the new credit facility	(2,781)	—
Payments for debt issuance costs under the terminated credit facility	—	(492)
Payments on capital lease obligations	(708)	(550)
Payments on contingent earn-out obligation	—	(100)

Net cash provided by financing activities	18,606	43,561

Net change in cash	7,860	4,136
Cash, at beginning of period	8,013	4,104

Cash, at end of period	$15,873	$8,240

Supplemental disclosures of cash flow information:
Cash paid for interest	$938	$1,015
Cash paid for income taxes	2,977	1,748
Supplemental disclosures of non-cash investing and financing activities:
Tax benefit related to the amortization of tax goodwill in excess of book basis	—	80

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation and Description of Business

The condensed consolidated financial statements include the accounts of Addus HomeCare Corporation (“Holdings”) and its subsidiaries (together with Holdings, the “Company,” “we,” “us,” or “our”). The Company operates as one reportable business segment and is a provider of comprehensive personal care services, which are provided principally in the home. The Company’s personal care services provide assistance with activities of daily living. The Company’s consumers are primarily persons who are at risk of hospitalization or institutionalization, such as the elderly, chronically ill and disabled. The Company’s payor clients include federal, state and local governmental agencies, managed care organizations, commercial insurers and private individuals. As of June 30, 2017, the Company provided personal care services to approximately 34,000 consumers through 110 locations across 24 states.

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

Goodwill

The Company’s carrying value of goodwill is the excess of the purchase price over the fair value of the net assets acquired from various acquisitions including the acquisition of Addus HealthCare, Inc. (“Addus HealthCare”). In accordance with Accounting Standards Codification (“ASC”) Topic 350, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are not amortized. The Company tests goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. The Company may use a qualitative test, known as “Step 0,” or a two-step quantitative method to determine whether impairment has occurred. In Step 0, the Company can elect to perform an optional qualitative analysis and based on the results skip the two-step analysis. In 2016 and 2015, the Company elected to implement Step 0 and was not required to conduct the remaining two-step analysis. The results of the Company’s Step 0 assessments indicated that it was more likely than not that the fair value of its reporting unit exceeded its carrying value and therefore the Company concluded that there were no impairments for the year ended December 31, 2016. No impairment charges were recorded for the three and six months ended June 30, 2017 or 2016.

Intangible Assets

The Company’s identifiable intangible assets consist of customer and referral relationships, trade names, trademarks, state licenses and non-compete agreements. Amortization is computed using straight-line and accelerated methods based upon the estimated useful lives of the respective assets, which range from two to twenty-five years.

Intangible assets with finite lives are amortized using the estimated economic benefit method over the useful life and assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company would recognize an impairment loss when the estimated future non-discounted cash flows associated with the intangible asset is less than the carrying value. An impairment charge would then be recorded for the excess of the carrying value over the fair value. The Company estimates the fair value of these intangible assets using the income approach. No impairment charge was recorded for the three and six months ended June 30, 2017 or 2016.

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

The Company also has indefinite-lived intangible assets that are not subject to amortization expense such as certificates of need and licenses to conduct specific operations within geographic markets. The Company’s management has concluded that certificates of need and licenses have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets, and the Company intends to renew and operate the certificates of need and licenses indefinitely. The certificates of need and licenses are tested annually for impairment, or whenever potential impairment triggers occur. No impairment was recorded for the three and six months ended June 30, 2017 or 2016.

Debt Issuance Costs

The Company amortizes debt issuance costs on a straight-line method over the term of the related debt. This method approximates the effective interest method. The Company has classified the debt issuance costs as current portion of long-term debt or long-term debt, less current portion as of June 30, 2017 and December 31, 2016.

Workers’ Compensation Program

The Company’s workers’ compensation insurance program has a $0.4 million deductible component. The Company recognizes its obligations associated with this program in the period the claim is incurred. The cost of both the claims reported and claims incurred but not reported, up to the deductible, have been accrued based on historical claims experience, industry statistics and an actuarial analysis performed by an independent third party. The Company monitors its claims quarterly and adjusts its reserves accordingly. These costs are recorded primarily as the cost of services in the Unaudited Condensed Consolidated Statements of Income. Under the agreement pursuant to which the Company acquired Addus HealthCare, claims under its workers’ compensation insurance program that related to December 31, 2005 or earlier were the responsibility of the selling shareholders in the acquisition, subject to certain limitations. The responsibility of the selling shareholders for these claims was terminated on December 29, 2014. In August 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No 2010-24, Health Care Entities (Topic 954), “Presentation of Insurance Claims and Related Insurance Recoveries” (“ASU 2010-24”), which clarifies that companies should not net insurance recoveries against a related claim liability. Additionally, under ASU 2010-24, the amount of the claim liability should be determined without consideration of insurance recoveries. As of June 30, 2017 and December 31, 2016, the Company recorded $0.5 million and $0.7 million, respectively, in workers’ compensation insurance recovery receivables and a corresponding increase in workers’ compensation liability. The workers’ compensation insurance recovery receivable is included in the Company’s prepaid expenses and other current assets on the Unaudited Condensed Consolidated Balance Sheets.

Interest Income

Illinois law entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the statement of income as interest income. For the three and six months ended June 30, 2017 and 2016, the Company did not receive any prompt payment interest. While the Company may be owed additional prompt payment interest, the amount and timing of receipt of such payments remain uncertain, and the Company has determined that it will continue to recognize prompt payment interest income when received.

Interest Expense

The Company’s interest expense consists of interest and unused credit line fees on its credit facilities, interest on its capital lease obligations, and amortization and write-off of debt issuance costs, which is reported in the statement of income when incurred.

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

In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 allows for simplification of several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under ASU 2016-09, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement. ASU 2016-09 also requires recognition of excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. ASU 2016-09 further permits the withholding of an amount up to employees’ maximum individual tax rate in the relevant jurisdiction without resulting in a liability classification. ASU 2016-09 also requires any excess tax benefits be classified along with other income tax cash flows as an operating activity and cash paid by an employer when directly withholding shares for tax-withholding purposes to be classified as a financing activity. The Company adopted this standard on January 1, 2017 on a prospective basis. As a result, for the three and six months ended June 30, 2017, the Company recorded an excess tax benefit of $92.0 thousand and $118.0 thousand within income tax expense on its Unaudited Condensed Consolidated Statements of Income.

Stock-based Compensation

The Company currently has two active stock incentive plans, the 2009 Stock Incentive Plan, as amended and restated (the “2009 Plan”) and the 2017 Omnibus Incentive Plan (the “2017 Plan”, and together with the 2009 Plan, the “Plans”), that provide for stock-based employee compensation. The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Stock Compensation.” Compensation expense is recognized on a straight-line basis under the Plans over the vesting period of the equity awards based on the grant date fair value of the options and restricted stock awards. From October 28, 2009 to December 31, 2016, the Company utilized the Enhanced Hull-White Trinomial Model to value the Company’s options. Beginning January 1, 2017, the Company began utilizing the Black-Scholes Option Pricing Model to value the Company’s options, as the Company believes it is a more widely accepted and understood valuation model. The determination of the fair value of stock-based payments utilizing the Black-Scholes Model and the Enhanced Hull-White Trinomial Model is affected by the Company’s stock price and a number of assumptions, including expected volatility, risk-free interest rate, expected term, expected dividends yield, expected forfeiture rate, expected turn-over rate and the expected exercise multiple.

Diluted Net Income Per Common Share

Diluted net income per common share, calculated on the treasury stock method, is based on the weighted average number of shares outstanding during the period. The Company’s outstanding securities that may potentially dilute the common stock are stock options and restricted stock awards.

Included in the Company’s calculation of diluted earnings per share for the three and six months ended June 30, 2017 were approximately 461,000 stock options outstanding, of which approximately 105,000 and 101,000, respectively, were dilutive. In addition, there were approximately 139,000 restricted stock awards outstanding, 47,000 and 51,000 of which were dilutive for the three and six months ended June 30, 2017, respectively.

Included in the Company’s calculation of diluted earnings per share for the three and six months ended June 30, 2016 were approximately 469,000 stock options outstanding, of which approximately 24,000 and 25,000, respectively, were dilutive. In addition, there were approximately 98,000 restricted stock awards outstanding, none of which were dilutive for the three and six months ended June 30, 2016, respectively.

Estimates

The financial statements are prepared by management in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) and include estimated amounts and certain disclosures based on assumptions about future events. The Company’s critical accounting estimates include the following areas: the allowance for doubtful accounts, reserve for self-insurance claims, accounting for stock-based compensation, accounting for income taxes and when required, the quantitative assessment of goodwill. Accordingly, actual results could differ from those estimates.

Fair Value Measurements

The Company’s financial instruments consist primarily of cash, accounts receivable, payables and debt. The carrying amounts reported on the Company’s Unaudited Condensed Consolidated Balance Sheets for cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments. The carrying value of the Company’s long-term debt with variable interest rates approximates fair value based on instruments with similar terms.

The Company applies fair value techniques on a non-recurring basis associated with valuing potential impairment losses related to goodwill, if required, and indefinite-lived intangible assets and also when determining the fair value of contingent considerations. To determine the fair value in these situations, the Company uses Level 3 inputs, defined as unobservable inputs in which little or no market data exists; therefore requiring an entity to develop its own assumptions, such as discounted cash flows, or if available, what a market participant would pay on the measurement date.

The Company utilizes the income approach to estimate the fair value of its intangible assets derived from acquisitions. In addition, in performing the impairment assessment of its investment in joint ventures, the Company uses discounted cash flows to estimate the fair value of its investment.

Going Concern

In connection with the preparation of the financial statements for the three and six months ended June 30, 2017, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the entity’s ability to continue as a going concern within one year after the date of the issuance, or the date of availability, of the financial statements to be issued. The evaluation concluded that there did not appear to be evidence of substantial doubt of the entity’s ability to continue as a going concern.

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP and will be effective for the Company as of January 1, 2018. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method and the Company has selected the modified retrospective approach. The Company’s evaluation of ASU 2014-09 is not complete. The FASB has issued and may issue in the future, interpretative guidance, which may cause the Company’s evaluation to change. The Company has completed the initial review to determine the impact ASU 2014-09 and its subsequent updates will have on its Consolidated Financial Statements or financial statement disclosures upon adoption. Based on the Company’s continued review, it believes that the timing and measurement of revenue for its customers will be similar to its current revenue recognition model due to the structure of payor contracts which consists of a fixed reimbursement rate that is deemed earned upon completion of a defined service. In addition, the Company has made ongoing progress around process changes and system enhancements to ensure adherence to the new standard. The Company will complete its assessment of the impact and finalize implementation of system enhancements during the remainder of 2017.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which replaces existing leasing rules with a comprehensive lease measurement and recognition standard and expanded disclosure requirements. ASU 2016-02 will require lessees to recognize most leases on their balance sheets as liabilities, with corresponding “right-of-use” assets and is effective for annual reporting periods beginning after December 15, 2018, subject to early adoption. For income statement recognition purposes, leases will be classified as either a finance or an operating lease. The Company will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Upon initial evaluation, the Company believes that the new standard will have a material impact on its Consolidated Balance Sheets but it will not affect its liquidity. It has been determined that the Company will need to secure new software to account for the change in accounting for leases and is currently reviewing the software options available.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This standard amends and adjusts how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and will require adoption on a retrospective basis unless impracticable. If impracticable the Company would be required to apply the amendments prospectively as of the earliest date possible. The Company is currently evaluating the impact that ASU 2016-15 will have on its statement of cash flows.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation: Scope of Modification Accounting.” ASU 2017-19 clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. This pronouncement is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted, and is applied prospectively to changes in terms or conditions of awards occurring on or after the adoption date. The Company is evaluating the impact of the adoption of this guidance on its financial statements but does not expect it to have a material impact.

Reclassification of Prior Period Balances

Certain reclassifications have been made to prior period amounts to conform to the current-year presentation including the reporting of provision for doubtful accounts as a separate line item on the Unaudited Condensed Consolidated Statements of Income, as well as the reclassification of non-cash restructuring costs from the depreciation and amortization expenses on the Unaudited Condensed Consolidated Statements of Cash Flows in 2016. These reclassifications have no effect on the reported net income for three and six months ended June 30, 2017 and 2016.

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

3. Goodwill and Intangible Assets

A summary of the goodwill activity for the six months ended June 30, 2017 is provided below:

Goodwill (Amounts in Thousands)
Goodwill, at December 31, 2016	$73,906
Additions for acquisitions	—
Adjustments to previously recorded goodwill	—

Goodwill, at June 30, 2017	$73,906

The carrying amount and accumulated amortization of each identifiable intangible asset category consisted of the following as of June 30, 2017 and December 31, 2016:

	Customer and referral relationships	Trade names and trademarks	State licenses	Non- competition agreements	Total
	(Amounts in Thousands)
Gross balance at December 31, 2016	$34,672	$13,261	$150	$2,155	$50,238
Accumulated amortization	(26,766)	(6,296)	—	(1,763)	(34,825)

Net Balance at December 31, 2016	7,906	6,965	150	392	15,413
Gross balance at June 30, 2017	34,672	13,261	150	2,155	50,238
Accumulated amortization	(27,918)	(7,182)	—	(1,818)	(36,918)

Net Balance at June 30, 2017	$6,754	$6,079	$150	$337	$13,320

Amortization expense related to the identifiable intangible assets amounted to $1.0 million and $2.1 million for the three and six months ended June 30, 2017, respectively, and $1.3 million and $2.4 million for the three and six months ended June 30, 2016, respectively. Goodwill, certificates of need, and state licenses are not amortized pursuant to ASC Topic 350.

4. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consisted of the following:

	June 30, 2017	December 31, 2016
	(Amounts in Thousands)
Prepaid health insurance (1)	$1,363	$2,238
Prepaid workers’ compensation and liability insurance	311	1,190
Prepaid rent	474	568
Workers’ compensation insurance receivable	520	747
Other	1,216	1,255

	$3,884	$5,998

Accrued expenses consisted of the following:

	June 30, 2017	December 31, 2016
	(Amounts in Thousands)
Accrued payroll	$15,283	$17,509
Accrued workers’ compensation insurance	12,517	12,823
Accrued health insurance (1)	4,288	4,092
Indemnification reserve (2)	419	419
Accrued payroll taxes	1,293	1,747
Accrued professional fees	2,398	1,485
Accrued severance (3)	1,104	1,326
Accrued restructuring (4)	1,470	1,786
Other	1,818	1,416

	$40,590	$42,603

(1)	The Company provides health insurance coverage to qualified union employees providing personal care services in Illinois through a Taft-Hartley multi-employer health and welfare plan under Section 302(c)(5) of the Labor Management Relations Act of 1947. The Company’s insurance contributions equal the amount reimbursed by the State of Illinois. Contributions are due within five business days from the date the funds are received from the State of Illinois. Amounts due of $0.9 million and $2.2 million for health insurance reimbursements and contributions were reflected in prepaid insurance and accrued insurance as of June 30, 2017 and December 31, 2016, respectively.

(2)	As a condition of the sale of substantially all of the assets used in the Company’s home health business to subsidiaries of LHC Group, Inc. (“LHCG”) in February 2013, the Company is responsible for any adjustments to Medicare and Medicaid billings prior to the closing. In connection with an internal evaluation of the Company’s billing processes, the Company discovered documentation errors in a number of claims that it had submitted to Medicare. Consistent with applicable law, the Company voluntarily remitted $1.8 million to the U.S. government in March 2014. As of June 30, 2017, the Company, using its best judgment, has estimated a total of $0.4 million for billing adjustments for 2013, 2012 and 2011 services which may be subject to Medicare audits.
(3)	Accrued severance represents amounts payable to terminated employees with employment and/or separation agreements with the Company.
(4)	Accrued restructuring includes reserves for lease commitments related to the closure of three adult day services centers in Illinois during the third quarter of 2016, unused contact center office space and fees related to termination of professional services relationships.

5. Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2017	December 31, 2016
	(Amounts in Thousands)
Term loan under the new credit facility	$45,000	—
Term loan under the terminated credit facility	—	24,063
Capital leases	1,726	2,433
Less unamortized issuance costs	(2,688)	(1,483)

Total	$44,038	$25,013
Less current maturities	(3,052)	(2,531)

Long-term debt	$40,986	$22,482

In accordance with ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” the Company has classified the debt issuance costs as current portion of long-term debt or long-term debt, less current portion as of June 30, 2017 and December 31, 2016.

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

Effective October 1, 2016, the Company entered into a 25-month capital lease agreement for $0.6 million with Meridian Leasing Corporation. The capital lease was entered into to finance property and equipment for the Company’s telephone systems. The underlying assets are included in “Property and equipment, net of accumulated depreciation and amortization” in the accompanying Unaudited Condensed Consolidated Balance Sheets. These capital lease obligations require monthly payments through October 2018 and have an implicit interest rate of 11.1%. At the end of the term, the Company has the option to purchase the assets for $1 per the lease agreement.

The following is an analysis of the leased property under capital leases by major classes.

Classes of Property	Asset Balances at June 30, 2017 (Amounts in Thousands)
Leasehold Improvements	$1,485
Furniture & Equipment	868
Computer Equipment	635
Computer Software	303

Total	3,291

Less: Accumulated Depreciation and Amortization	(1,074)

Net Leased Property Under Capital Leases	$2,217

The future minimum payments for capital leases as of June 30, 2017 are as follows:

Capital Lease (Amounts In Thousands)
2017	$780
2018	1,026
2019	30

Total minimum lease payments	1,836
Less: amount representing estimated executory costs (such as taxes, maintenance and insurance), including profit thereon, included in total minimum lease payments	(50)

Net minimum lease payments	1,786
Less: amount representing interest (1)	(60)

Present value of net minimum lease payments (2)	$1,726

(1)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at lease inception.
(2)	Included in the balance sheet as $1.5 million of the current portion of long-term debt, net of debt issuance costs and $0.2 million of the long-term debt, less current portion, net of debt issuance costs.

Senior Secured Credit Facility

On May 8, 2017, the Company entered into a credit agreement (the “Credit Agreement”) to obtain a new credit facility with certain lenders and Capital One, N.A., as a lender and swing lender and as agent for all lenders. This credit facility totals $250.0 million, replaces the Company’s previous senior secured credit facility totaling $125.0 million with certain lenders and Fifth Third Bank as agent (“Terminated Senior Secured Credit Facility”, see description below for more details), and terminates the Company’s Second Amended and Restated Credit and Guaranty Agreement, dated as of November 10, 2015. The new credit facility includes a $125.0 million revolving loan, a $45.0 million term loan and an $80.0 million delayed draw term loan. The maturity of the new credit facility is five years, although the delayed draw term loan is only available until November 8, 2018. Under the terms of an accordion feature of the Credit Agreement, $100.0 million is also available for incremental term loans. Fundings under the delayed draw term loans and the incremental term loans are limited to financing or refinancing Permitted Acquisitions (as defined in the Credit Agreement). The availability of additional draws under the revolving credit portion of the Company’s new credit facility is conditioned, among other things, upon (after giving effect to such draws) the ratio of Consolidated Total Indebtedness (as defined in the Credit Agreement), less subordinated indebtedness, to Consolidated Adjusted EBITDA (as defined in the Credit Agreement) not exceeding 4.25:1.00. In connection with the new credit facility, the Company incurred $2.8 million of debt issuance costs.

Addus HealthCare is the borrower, with the Company and substantially all of the subsidiaries of the Company as guarantors under the new credit facility. The new credit facility is secured by a first priority security interest in all of the Company’s and the other credit parties’ current and future tangible and intangible assets, including the shares of stock of the borrower and subsidiaries.

Interest on the Company’s new credit facility may be payable at (x) the sum of (i) an applicable margin ranging from 1.50% to 2.25% based on the applicable senior leverage ratio (provided that the applicable margin will be 1.50% through approximately October 31, 2017) plus (ii) a base rate equal to the greatest of (a) the rate of interest last quoted by The Wall Street Journal as the “prime rate,” (b) the sum of the federal funds rate plus a margin of 0.50% and (c) the sum of the adjusted LIBOR that would be applicable to a loan with an interest period of one month advanced on the applicable day (not to be less than 0.00%) plus a margin of 1.00% or (y) the sum of (i) an applicable margin ranging from 2.50% to 3.25% based on the applicable leverage ratio (provided that the applicable margin will be 2.50% through approximately October 31, 2017) plus (ii) the offered rate per annum for the applicable interest period that appears on Reuters Screen LIBOR01 Page. Swing loans may not be LIBOR loans.

The Company pays a fee ranging from 0.25% to 0.50% based on the applicable leverage ratio times the unused portion of the revolving portion of the new credit facility (provided that the fee will be 0.25% through approximately October 31, 2017).

For the period May 8, 2017 through June 30, 2017, the Company did not make any draws on the revolving credit line under the new credit facility. As of June 30, 2017, the Company had a total of $45.0 million outstanding on the new credit facility and the total availability under the revolving credit loan facility was $86.5 million.

The Credit Agreement contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The Credit Agreement also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum fixed charge coverage ratio, a requirement to stay below a maximum senior leverage ratio and a requirement to stay below a maximum permitted amount of capital expenditures, as well as restrictions on guarantees, indebtedness, liens, investments and loans, subject to customary carve outs, a restriction on dividends (provided that Addus HealthCare may make distributions to the Company in an amount that does not exceed $5.0 million in any year absent of an event of default, plus limited exceptions for tax and administrative distributions), a restriction on the ability to consummate acquisitions in amounts exceeding $60.0 million individually and $80.0 million in the aggregate each year (in each case, without the consent of the lenders), restrictions on mergers, dispositions of assets, and affiliate transactions, and restrictions on fundamental changes and lines of business. As of June 30, 2017, the Company was in compliance with all of its new credit facility covenants.

Terminated Senior Secured Credit Facility

Prior to May 8, 2017, the Company was a party to the Terminated Senior Secured Credit Facility with certain lenders and Fifth Third Bank, as agent and letters of credit issuer. The Terminated Senior Secured Credit Facility provided a $100.0 million revolving line of credit, a delayed draw term loan facility of up to $25.0 million and an uncommitted incremental term loan facility of up to $50.0 million, which was to expire on November 10, 2020 and included a $35.0 million sublimit for the issuance of letters of credit. The Terminated Senior Secured Credit Facility increased the specified advance multiple from 3.25 to 3.75 to 1.00 and the maximum permitted senior leverage ratio from 3.50 to 4.00 to 1.00. Except as modified by the May 24, 2016 amendment, the Terminated Senior Secured Credit Facility contained the same material terms as the previous agreement dated November 10, 2015. Substantially all of the subsidiaries of Holdings were co-borrowers, and Holdings had guaranteed the borrowers’ obligations under the Terminated Senior Secured Credit Facility. The Terminated Senior Secured Credit Facility was secured by a first priority security interest in all of Holdings’ and the borrowers’ current and future tangible and intangible assets, including the shares of stock of the borrowers.

The availability of funds under the revolving credit portion of the Company’s Terminated Senior Secured Credit Facility was based on the lesser of (i) the product of adjusted EBITDA, as defined in the terminated credit agreement, for the most recent 12-month period for which financial statements had been delivered under the credit agreement multiplied by the specified advance multiple, up to 3.75, less the outstanding senior indebtedness and letters of credit, and (ii) $100.0 million less the outstanding revolving loans and letters of credit. Interest on the Terminated Senior Secured Credit Facility might have been payable at (x) the sum of (i) an applicable margin ranging from 2.00% to 2.50% based on the applicable leverage ratio plus (ii) a base rate equal to the greatest of (a) the rate of interest last quoted by The Wall Street Journal as the “prime rate,” (b) the sum of the federal funds rate plus a margin of 0.50% and (c) the sum of the adjusted LIBOR that would have been applicable to a loan with an interest period of one month advanced on the applicable day plus a margin of 3.00% or (y) the sum of (i) an applicable margin ranging from 3.00% to 3.50% based on the applicable leverage ratio plus (ii) the adjusted LIBOR that would have been applicable to a loan with an interest period of one, two or three months advanced on the applicable day or (z) the sum of (i) an applicable margin ranging from 3.00% to 3.50% based on the applicable leverage ratio plus (ii) the daily floating LIBOR that would have been applicable to a loan with an interest period of one month advanced on the applicable day. The Company paid a fee ranging from 0.25% to 0.50% per annum based on the applicable leverage ratio times the unused portion of the revolving portion of the credit facility. Issued stand-by letters of credit were charged at a rate equal to the applicable margin for LIBOR loans payable quarterly.

On May 8, 2017, the Company repaid the outstanding debt balance of $23.8 million together with accrued interest of $0.1 million and terminated the Terminated Senior Secured Credit Facility. In connection with the termination, the Company wrote off the unamortized debt issuance costs under the Terminated Senior Secured Credit Facility in the amount of $1.3 million, which was included in interest expense on the Company’s Unaudited Condensed Consolidated Statements of Income.

For the period January 1, 2017 through May 7, 2017, the Company drew and subsequently repaid $20.0 million of its revolving credit line to fund operations. As of December 31, 2016, the Company had a total of $24.1 million outstanding on the Terminated Senior Secured Credit Facility and the total availability under the revolving credit loan facility was $79.7 million.

The Terminated Senior Secured Credit Facility contained customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The Terminated Senior Secured Credit Facility also contained certain customary financial covenants and negative covenants that, among other things, included a requirement to maintain a minimum fixed charge coverage ratio, a requirement to stay below a maximum senior leverage ratio and a requirement to stay below a maximum permitted amount of capital expenditures, as well as restrictions on guarantees, indebtedness, liens, distributions, investments and loans, subject to customary carve outs, a restriction on dividends (unless no default then exists or would occur as a result thereof, the Company was in pro forma compliance with the financial covenants contained in the Terminated Senior Secured Credit Facility after giving effect thereto, the Company had an excess availability of at least 40% of the revolving credit commitment under the Terminated Senior Secured Credit Facility and the aggregate amount of dividends and distributions paid in any fiscal year did not exceed $5.0 million), restrictions on the Company’s ability to enter into transactions other than in the ordinary course of business, a restriction on the ability to consummate more than three acquisitions in any calendar year, consummate any individual acquisition with a purchase price in excess of $25.0 million and consummate acquisitions with total purchase price in excess of $40.0 million in the aggregate over the term of the Terminated Senior Secured Credit Facility, in each case without the consent of the lenders, restrictions on mergers, transfers of assets, acquisitions, equipment, subsidiaries and affiliate transactions, subject to customary carve outs, and restrictions on fundamental changes and lines of business. As of December 31, 2016, the Company was in compliance with all of its Terminated Senior Secured Credit Facility covenants.

6. Income Taxes

A reconciliation of the statutory federal tax rate of 35.0% for the three and six months ended June 30, 2017 and 34.9% for the three and six months ended June 30, 2016 is summarized as follows:

	Three Months Ended June 30,
	2017	2016
Federal income tax at statutory rate	35.0%	34.9%
State and local taxes, net of federal benefit	5.2	5.2
Jobs tax credits, net	(8.1)	(10.8)
Nondeductible permanent items	0.5	1.0
Other	(2.4)	0.0

Effective income tax rate	30.2%	30.3%

	Six Months Ended June 30,
	2017	2016
Federal income tax at statutory rate	35.0%	34.9%
State and local taxes, net of federal benefit	5.2	5.2
Jobs tax credits, net	(7.4)	(11.8)
Nondeductible permanent items	0.5	2.1
Other	(1.2)	0.0

Effective income tax rate	32.1%	30.4%

7. Commitments and Contingencies

Legal Proceedings

From time to time, the Company is subject to legal and/or administrative proceedings incidental to its business. It is the opinion of management that the outcome of pending legal and/or administrative proceedings will not have a material effect on the Company’s financial position and results of operations.

On January 20, 2016, the Company was served with a lawsuit filed in the United States District Court for the Northern District of Illinois against the Company and Cigna Corporation by Stop Illinois Marketing Fraud, LLC, a qui tam relator formed for the purpose of bringing this action. In the action, the plaintiff alleges, inter alia, violations of the federal False Claims Act relating primarily to allegations of violations of the federal Anti-Kickback Statute and allegedly improper referrals of patients from the Company’s home care division to the Company’s home health business, substantially all of which was sold in 2013. The plaintiff seeks to recover damages, fees and costs under the federal False Claims Act including treble damages, civil penalties and its attorneys’ fees. The U.S. government has declined to intervene at this time. Plaintiff amended its complaint on April 4, 2016 to include additional allegations in support of its False Claims Act claims, including alleged violations of the federal Anti-Kickback Statute. The Company and Cigna Corporation filed a motion to dismiss the amended complaint on June 6, 2016. On February 3, 2017, the Court granted Cigna Corporation’s motion to dismiss in full, and granted the Company’s motion to dismiss in part allowing Plaintiff another chance to amend its complaint. Plaintiff timely filed a second amended complaint on March 10, 2017, withdrawing its conspiracy claim under the Federal False Claims Act and adding an explicit claim under the Illinois False Claims Act for the same underlying kickback allegations. On April 7, 2017, the Company filed a partial motion to dismiss the Second Amended Complaint, which has not yet been ruled on by the court. On May 24, 2017, the State of Illinois filed notice that it was declining to intervene in the plaintiff’s claim under the Illinois False Claims Act. The Company intends to defend the litigation vigorously and believes the case will not have a material adverse effect on its business, financial condition or results of operations.

On May 4, 2016, the Company, together with 59 other social service and healthcare providers in the State of Illinois, filed an action in the Circuit Court of Cook County, Illinois against certain individuals in their official capacities as agents of the Illinois Department of Human Services, the Illinois Department on Aging, the Illinois Department of Public Health, the Illinois Department of HealthCare and Family Services, the Illinois Criminal Justice Information Authority, the Illinois Department of Corrections and the Illinois Department of Central Management Services, including the Governor of Illinois. On July 20, 2016, a third amended complaint was filed by the plaintiffs, who now comprise 97 similarly situated providers and provider organizations. In the action, the plaintiffs, including the Company, allege to have entered into contracts with the various defendants based in part on the Governor’s proposed budget, which provided for funding for the services to be provided by plaintiffs thereunder. The Governor subsequently vetoed all of the relevant appropriations bills on June 25, 2015 and again vetoed an appropriations bill that included funding for the contracts on June 10, 2016. While the defendant officer and agency heads have continued to enforce such contracts, since August 1, 2016, the Company received an aggregate of approximately $65.4 million in payments from the State of Illinois from the stopgap budget enacted on June 30, 2016. In those actions, plaintiffs alleged the defendant officers and agency heads acted beyond the scope of their legal authority in entering into and enforcing contracts with no intent to perform under such contracts by failing to pay amounts due thereunder when due. The action also alleged that the Governor of Illinois’ vetoes of appropriations for such contracts violated the Illinois Constitution. Plaintiffs sought injunctive relief to payment of overdue bills to prevent irreparable harm, including imperiling the State of Illinois’s infrastructure for delivery of human services. On August 31, 2016, the Court denied plaintiffs’ petitions for declaratory and injunctive relief and dismissed the actions with prejudice. Plaintiffs timely filed a notice of appeal on September 30, 2016 and have requested permission to extend the deadline for the petition until September 30, 2017, while monitoring the receipt of delayed payments pursuant to the recently adopted Illinois budget.

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

8. Severance and Restructuring

In 2016, the Company initiated steps to streamline its operations. The Company incurred total expenses related to these initiatives of approximately $50 thousand and $0.9 million for the three and six months ended June 30, 2017, respectively, and approximately $0.8 million and $4.3 million for the three and six months ended June 30, 2016, respectively. These costs are included in general and administrative expenses on the Unaudited Condensed Consolidated Statements of Income. The Company expects some additional restructuring and other costs to occur, however, the amount and timing cannot be determined at this time. The expenses recorded for the three and six months ended June 30, 2017 included costs related to terminated employees and fees related to termination of professional services relationships. The expenses recorded for the three and six months ended June 30, 2016 included costs related to terminated employees and other direct costs associated with implementing these initiatives. Other direct costs included contract termination costs, accelerated depreciation and asset write-offs.

The following provides the components of and changes in our severance and restructuring accruals:

	Employee Termination Costs	Restructuring and Other
	(Amounts in Thousands)
Balance at December 31, 2016	$1,326	$1,786
Provision	894	44
Utilization	(1,116)	(360)

Balance at June 30, 2017	$1,104	$1,470

Employee termination costs represent accrued severance payable to terminated employees with employment and/or separation agreements with the Company. The terminations resulted mainly from changes made to the executive leadership team made during the six months ended June 30, 2017 and 2016.

Restructuring and other costs comprised of fees for the termination of professional services relationships for the six months ended June 30, 2017 and fees for the termination of an employee incentive program and various contracts with outside vendors for the six months ended June 30, 2016.

The aforementioned accruals are included in Accrued Expenses on the Unaudited Condensed Consolidated Balance Sheets and the aforementioned expenses are included in General and Administrative Expenses on the Unaudited Condensed Consolidated Statements of Income.

9. Significant Payors

A substantial portion of the Company’s net service revenues and accounts receivable are derived from services performed for federal, state and local governmental agencies. The Illinois Department on Aging accounted for 36.7% and 43.5% of the Company’s net service revenues for the three months ended June 30, 2017 and 2016, respectively and 36.6% and 44.1% of the Company’s net service revenues for the six months ended June 30, 2017 and 2016, respectively.

The related receivables due from the Illinois Department on Aging represented 56.4% and 55.4% of the Company’s accounts receivable at June 30, 2017 and December 31, 2016, respectively.

The State of Illinois’s payments have been delayed in the past and may continue to be delayed in the future due to a budget impasse that began in 2015. The State of Illinois did not adopt a comprehensive budget for fiscal year 2016, which ended on June 30, 2016, or a comprehensive budget for fiscal year 2017, which ended on June 30, 2017. On July 6, 2017, the State of Illinois passed a balanced state budget for fiscal year 2018, which began on July 1, 2017. With this budget, the State of Illinois is authorized to pay for the Non-Medicaid consumers the Company serves for prior fiscal years. Accounts receivable attributable to delayed payments from the Illinois Department on Aging totaled $73.8 million as of June 30, 2017.

Subsequent to the State of Illinois’s passing of the fiscal 2018 budget, in July 2017, the Company began receiving delayed payments from the Illinois Department on Aging. Through August 4, 2017, the Company has received an aggregate of 69.4 million in delayed payments.

10. Concentration of Cash

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash. The Company maintains cash with financial institutions which, at times, may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk on cash.

11. Subsequent Events Not Disclosed Elsewhere

On April 24, 2017, the Company entered into a definitive securities purchase agreement with HB Management Group, Inc. to purchase Options Services, Inc. d/b/a Options Home Care (“Options Home Care”). On August 1, 2017, the Company completed its acquisition of all the outstanding securities of Options Homecare for a total purchase price of $23.2 million. Options Home Care is a provider of personal care services in more than 20 counties in New Mexico and the acquisition expands the footprint of the Company’s existing operations in the state.

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

Overview

We operate as one business segment and are a provider of comprehensive personal care services, which are provided principally in the home. Our personal care services provide assistance with activities of daily living. Our consumers are primarily persons who are at risk of hospitalization or institutionalization, such as the elderly, chronically ill and disabled. Our payor clients include federal, state and local governmental agencies, managed care organizations, commercial insurers and private individuals. As of June 30, 2017, we provided personal care services to approximately 34,000 consumers through 110 locations across 24 states. For the six months ended June 30, 2017 and 2016, we served approximately 42,000 and 40,000 discrete consumers, respectively.

A summary of our financial results for the three and six months ended June 30, 2017 and 2016 is provided in the table below:

	For the Three Months Ended June 30,
	2017	2016
	(Amounts in Thousands)
Net service revenues	$103,559	$100,927
Net income	2,700	2,600
Total assets	256,194	242,902

	For the Six Months Ended June 30,
	2017	2016
	(Amounts in Thousands)
Net service revenues	$205,165	$193,529
Net income	6,959	2,757
Total assets	256,194	242,902

Our services are predominantly provided in the home under agreements with state and local government agencies. Our consumers are predominately “dual eligible,” meaning they are eligible to receive both Medicare and Medicaid benefits. The federal government permits states to initiate dual eligible demonstration programs and other managed Medicaid initiatives designed to coordinate the services provided through Medicare and Medicaid, with the overall objective of improving care quality and reducing costs. States are increasingly implementing managed care programs to deliver healthcare services to Medicaid enrollees. Managed care organizations have an economic incentive to better manage the healthcare expenditures of their membership, and therefore seek to provide care in a more cost-effective setting, such as a patient’s home. Managed care revenues accounted for 31.3% and 24.3% of our revenue mix during the three months ended June 30, 2017 and 2016, respectively, and 31.8% and 23.7% of our revenue mix during the six months ended June 30, 2017 and 2016, respectively.

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

We utilize home care aides to observe and report changes in the condition of our consumers for the purpose of early intervention in the disease process, with the goal of reducing the cost of medical services by preventing unnecessary emergency room visits and/or hospital admissions and re-admissions. We coordinate the services provided by our team with those of other healthcare agencies as appropriate. Changes in our consumer’s conditions are evaluated by appropriately trained managers and may result in the condition being reported to the consumer’s case manager at the managed care organization or other payor and in some cases to the consumer’s primary care physicians for treatment or other follow-up. We believe this approach to the care of our consumers and the integration of our services into the broader healthcare continuum are attractive to managed care organizations and other payors who are ultimately responsible for the healthcare needs and costs of our consumers.

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

On April 24, 2017, we entered into a definitive securities purchase agreement with HB Management Group, Inc. to purchase Options Services, Inc. d/b/a Options Home Care (“Options Home Care”). On August 1, 2017, we completed our acquisition of all the outstanding securities of Options Homecare for a total purchase price $23.2 million. Options Home Care is a provider of personal care services in more than 20 counties in New Mexico and the acquisition expands the footprint of our existing operations in the state.

Business

As of June 30, 2017, we provided our personal care services through 110 locations across 24 states.

Our payor clients are principally federal, state and local governmental agencies and, increasingly, managed care organizations. The federal, state and local programs under which the agencies operate are subject to legislative, budgetary and other risks that can influence reimbursement rates. We are experiencing a transition of business from government payors to managed care organizations with which we are seeking to grow our business given our emphasis on coordinated care and the reduction of the need for acute care.

For the three and six months ended June 30, 2017 and 2016 our payor revenue mix was:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
State, local and other governmental programs	66.0%	72.2%	65.4%	72.7%
Managed care organizations	31.3	24.3	31.8	23.7
Private pay	2.0	2.5	2.1	2.6
Commercial insurance	0.7	1.0	0.7	1.0

	100.0%	100.0%	100.0%	100.0%

We derive a significant amount of our net service revenues from our operations in Illinois, which represented 52.7% and 53.7% of our total net service revenues for the three months ended June 30, 2017 and 2016, respectively. Net service revenues from our operations in Illinois represented 52.9% and 54.2% of our total net service revenues for the six months ended June 30, 2017 and 2016, respectively.

A significant amount of our net service revenues are derived from one payor client, the Illinois Department on Aging, which accounted for 36.7% and 43.5% of our total net service revenues for the three months ended June 30, 2017 and 2016, respectively. The Illinois Department on Aging accounted for 36.6% and 44.1% of our total net service revenues for the six months ended June 30, 2017 and 2016, respectively.

The State of Illinois’s payments have been delayed in the past and may continue to be delayed in the future due to a budget impasse that began in 2015. The State of Illinois did not adopt a comprehensive budget for fiscal year 2016, which ended on June 30, 2016, or a comprehensive budget for fiscal year 2017, which ended on June 30, 2017. On July 6, 2017, the State of Illinois passed a balanced budget for state fiscal year 2018, which began on July 1, 2017. With this budget, the State of Illinois is authorized to pay for the Non-Medicaid consumers we serve for prior years. Accounts receivable attributable to delayed payments from the Illinois Department on Aging totaled $73.8 million as of June 30, 2017. Subsequent to the State of Illinois’s passing of the fiscal 2018 budget, in July 2017, we began receiving delayed payments from the Illinois Department on Aging. Through August 4, 2017, we have received an aggregate of $69.4 million in delayed payments.

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

In 2016, we initiated steps to streamline our operations. We incurred total expenses related to these initiatives of approximately $50 thousand and $0.9 million for the three and six months ended June 30, 2017, and approximately $0.8 million and $4.3 million for the three and six months ended June 30, 2016, respectively. These costs are included in general and administrative expenses. We expect some additional restructuring and other costs to occur, however, the amount and timing cannot be determined at this time. The expenses recorded for the three and six months ended June 30, 2017 included costs related to terminated employees and fees related to termination of professional services relationships. The expenses recorded for the three and six months ended June 30, 2016 included costs related to terminated employees and other direct costs associated with implementing these initiatives. Other direct costs included contract termination costs, accelerated depreciation and asset write-offs.

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

Provision for Doubtful Accounts

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

Interest Income

Illinois law entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received. For the three and six months ended June 30, 2017 and 2016, we did not receive any prompt payment interest.

Interest Expense

Interest expense is reported in the Unaudited Condensed Consolidated Statements of Income when incurred and consists of (i) interest and unused credit line fees on our new credit facility and our Terminated Senior Credit Facility (as defined under Senior Secured Credit Facility below), (ii) interest on our capital lease obligations and (iii) amortization and write-off of debt issuance costs.

Other Income

For the three and six months ended June 30, 2017, other income of $43.8 thousand and $0.1 million, respectively, consisted of income distributions received from the cost method investment in joint venture. No distributions were received during the three and six months ended June 30, 2016. We account for this income in accordance with Accounting Standards Codification (“ASC”) Topic 325, “Investments—Other.” We recognize the net accumulated earnings only to the extent distributed by the joint venture on the date received.

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. Our federal statutory rate was 35.0% and 34.9% for the three months ended June 30, 2017 and 2016, respectively, and 35.0% and 34.9% for the six months ended June 30, 2017 and 2016, respectively. The effective income tax rate was 30.2% and 30.3% for the three months ended June 30, 2017 and 2016, respectively, and 32.1% and 30.4% for the six months ended June 30, 2017 and 2016, respectively. The difference between federal statutory and effective income tax rates is principally due to the inclusion of state taxes and the use of federal employment tax credits that lower our effective tax rate.

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

The following table sets forth, for the periods indicated, our unaudited condensed consolidated results of operations.

	For the Three Months Ended June 30,
	2017		2016		Change
	Amount	% Of Net Service Revenue	Amount	% Of Net Service Revenue	Amount	%
	(Amounts in Thousands, Except Percentages)
Net service revenues	$103,559	100.0%	$100,927	100.0%	$2,632	2.6%
Cost of service revenues	75,048	72.5	75,232	74.5	(184)	(0.2)

Gross margin	28,511	27.5	25,695	25.5	2,816	11.0
General and administrative expenses	19,006	18.4	17,744	17.6	1,262	7.1
Depreciation and amortization	1,514	1.5	1,744	1.7	(230)	(13.2)
Provision for doubtful accounts	2,070	2.0	1,813	1.8	257	14.2

Total operating expenses	22,590	21.8	21,301	21.1	1,289	6.1

Operating income	5,921	5.7	4,394	4.4	1,527	34.8

Interest income	(13)	—	(23)	—	10	(43.5)
Interest expense	2,108	2.0	686	0.7	1,422	207.3

Total interest expense, net	2,095	2.0	663	0.7	1,432	216.0

Other income	44	—	—	—	44

Income before income taxes	3,870	3.7	3,731	3.7	139	3.7
Income tax expense	1,170	1.1	1,131	1.1	39	3.4

Net income	$2,700	2.6	$2,600	2.6	$100	3.8

Business Metrics (Actual Numbers, Except Billable Hours in Thousands)
Average billable census (1)	33,959		34,166		(207)	(0.6)%
Billable hours (2)	5,837		5,829		8	0.1
Average billable hours per census per month	57.3		56.9		0.4	0.7
Billable hours per business day	89,798		89,670		128	0.1
Revenues per billable hour	$17.74		$17.32		$0.42	2.4%

(1)	Average billable census is the number of unique clients receiving a billable service during a period.
(2)	Billable hours is the total number of hours provided to clients during a period.

Net service revenues from federal, state, local and other governmental programs accounted for 66.0% and 72.2% of net service revenues for the three months ended June 30, 2017 and 2016, respectively. Managed care organizations accounted for 31.3% and 24.3% of net service revenues for the three months ended June 30, 2017 and 2016, respectively, with commercial insurance payors and private pay accounting for the remainder of net service revenues. A significant amount of our net service revenues for the three months ended June 30, 2017 and 2016 were derived from one payor client, the Illinois Department on Aging, which accounted for 36.7% and 43.5% respectively, of our total net service revenues.

Net service revenues increased by $2.6 million, or 2.6%, to $103.6 million for the three months ended June 30, 2017 compared to $100.9 million for the same period in 2016. The increase was primarily due to a 2.4% increase in revenues per billable hour in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

Gross margin increased to 27.5% for the three months ended June 30, 2017, compared to 25.5% for the same period in 2016. This increase was primarily due to a $2.1 million reduction in direct service costs associated with salaries and benefits, travel mileage and unbillable errand miles for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

General and administrative expenses, expressed as a percentage of net service revenues increased to 18.4% for the three months ended June 30, 2017, from 17.6% for the three months ended June 30, 2016. General and administrative expenses increased to $19.0 million as compared to $17.7 million for the three months ended June 30, 2017 and 2016, respectively. The increase in general and administrative expenses was primarily due to a $1.5 million increase in administrative employee wages, taxes and benefit costs, a $0.4 million increase in professional fees and a $0.4 million increase in acquisition expenses, offset by a decrease in severance and restructuring costs in the total amount of $0.8 million related to our initiatives to streamline operations which began in 2016.

Depreciation and amortization expense decreased to $1.5 million for the second quarter of 2017 as compared to the second quarter of 2016 at $1.7 million. The decrease was primarily due to a decrease of $0.3 million in amortization expense of customer and referral relationships and non-competition intangibles totaling $1.1 million and $1.3 million for the three months ended June 30, 2017 and 2016, respectively.

Provision for doubtful accounts increased by $0.3 million to $2.1 million for the three months ended June 30, 2017 compared to $1.8 million for the same period in 2016. The increase was primarily due to additional reserves needed for acquisition transitions.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

The following table sets forth, for the periods indicated, our unaudited condensed consolidated results of operations.

	For the Six Months Ended June 30,
	2017		2016		Change
	Amount	% Of Net Service Revenue	Amount	% Of Net Service Revenue	Amount	%
	(Amounts in Thousands, Except Percentages)
Net service revenues	$205,165	100.0%	$193,529	100.0%	$11,636	6.0%
Cost of service revenues	149,337	72.8	143,515	74.2	5,822	4.1

Gross margin	55,828	27.2	50,014	25.8	5,814	11.6
General and administrative expenses	37,879	18.4	38,565	19.9	(686)	(1.8)
Gain on sale of adult day services centers	(2,065)	(1.0)	—	—	(2,065)
Depreciation and amortization	3,030	1.5	3,222	1.7	(192)	(6.0)
Provision for doubtful accounts	4,102	2.0	3,181	1.6	921	29.0

Total operating expenses	42,946	20.9	44,968	23.2	(2,022)	(4.5)

Operating income	12,882	6.3	5,046	2.6	7,836	155.3

Interest income	(20)	—	(30)	—	10	(30.0)
Interest expense	2,759	1.3	1,112	0.6	1,647	148.1

Total interest expense, net	2,739	1.3	1,082	0.6	1,657	153.1

Other income	101	—	—	—	101

Income before income taxes	10,244	5.0	3,964	2.0	6,280	158.4
Income tax expense	3,285	1.6	1,207	0.6	2,078	172.2

Net income	$6,959	3.4	$2,757	1.4	$4,202	152.4

Business Metrics (Actual Numbers, Except Billable Hours in Thousands)
Average billable census (1)	33,953		33,693		260	(0.8)%
Billable hours (2)	11,636		11,182		454	4.1
Average billable hours per census per month	57.1		55.3		1.8	3.3
Billable hours per business day	89,511		86,016		3,495	4.1
Revenues per billable hour	$17.63		$17.31		$0.32	1.8%

(1)	Average billable census is the number of unique clients receiving a billable service during a period.
(2)	Billable hours is the total number of hours provided to clients during a period.

Net service revenues from federal, state, local and other governmental programs accounted for 65.4% and 72.7% of net service revenues for the six months ended June 30, 2017 and 2016, respectively. Managed care organizations accounted for 31.8% and 23.7% of net service revenues for the six months ended June 30, 2017 and 2016, respectively, with commercial insurance payors and private pay accounting for the remainder of net service revenues. A significant amount of our net service revenues for the six months ended June 30, 2017 and 2016 were derived from one payor client, the Illinois Department on Aging, which accounted for 36.6% and 44.1% respectively, of our total net service revenues.

Net service revenues increased $11.6 million, or 6.0%, to $205.2 million for the six months ended June 30, 2017 compared to $193.5 million for the same period in 2016. The increase was primarily due to a 4.1% increase in billable hours and a 1.8% increase in revenues per billable hour in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

Gross margin increased to 27.2% for the six months ended June 30, 2017, compared to 25.8% for the six months ended June 30, 2016. This increase was primarily due to a $2.8 million reduction in direct service costs associated with salaries and benefits, travel mileage and unbillable errand miles for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

General and administrative expenses, expressed as a percentage of net service revenues decreased to 18.4% for the six months ended June 30, 2017, from 19.9% for the six months ended June 30, 2016. General and administrative expenses decreased to $37.9 million as compared to $38.6 million for the six months ended June 30, 2017 and 2016, respectively. The decrease in general and administrative expenses was primarily due to a decrease in severance and restructuring costs in the total amount of $3.4 million and a decrease in telephone expenses of $0.8 million resulting from streamlining our operations and costs saving initiatives. These decreases were offset by an increase in administrative employee wages, taxes and benefit costs of $3.7 million.

Depreciation and amortization expense decreased to $3.0 million for the six months ended June 30, 2017 as compared to $3.2 million for the six months ended June 30, 2016. The decrease was primarily due to a decrease of $0.3 million in amortization expense of customer and referral relationships and non-competition intangibles totaling $2.1 million and $2.4 million for the six months ended June 30, 2017 and 2016.

Provision for doubtful accounts increased by $0.9 million to $4.1 million for the six months ended June 30, 2017 compared to $3.2 million for the same period in 2016. The increase was primarily due to additional reserves needed for certain managed care organizations and acquisition transitions.

Interest Income

Illinois law entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received. For the three and six months ended June 30, 2017 and 2016, we did not receive any prompt payment interest.

Interest Expense

Interest expense increased to $2.1 million from $0.7 million for the three months ended June 30, 2017 as compared to the same period in 2016, primarily due to the write-off of the unamortized debt issuance costs in the amount of $1.3 million upon the termination of our Terminated Senior Secured Credit Facility on May 8, 2017. For the six months ended June 30, 2017 as compared to June 30, 2016, interest expense increased to $2.8 million from $1.1 million, primarily due to the write-off of the unamortized debt issuance costs in the amount of $1.3 million upon the termination of our Terminated Senior Secured Credit Facility on May 8, 2017, as well as increased interest expense due to the higher outstanding term loan balance under our new senior secured credit facility. See Note 5 to the Notes to Condensed Consolidated Financial Statements (Unaudited) Long-Term Debt for additional information.

Other Income

For the three and six months ended June 30, 2017, other income of $43.8 thousand and $0.1 million, respectively, consisted of income distributions received from the cost method investment in joint venture. No distributions were received during the three and six months ended June 30, 2016. We account for this income in accordance with ASC Topic 325, “Investments—Other.” We recognize the net accumulated earnings only to the extent distributed by the joint venture on the date received.

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. Our federal statutory rate was 35.0% and 34.9% for the three months ended June 30, 2017 and 2016, respectively, and 35.0% and 34.9% for the six months ended June 30, 2017 and 2016, respectively. The effective income tax rate was 30.2% and 30.3% for the three months ended June 30, 2017 and 2016, respectively, and 32.1% and 30.4% for the six months ended June 30, 2017 and 2016, respectively. The difference between our federal statutory and effective income tax rates are principally due to the inclusion of state taxes and the use of federal employment tax credits that lower our effective tax rate.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash from operations and borrowings under our new credit facility. As described below under “Senior Secured Credit Facility”, we entered into a new credit facility on May 8, 2017 that replaced our Terminated Senior Secured Credit Facility (see “—Terminated Senior Secured Credit Facility” below). At June 30, 2017 and December 31, 2016, we had cash balances of $15.9 million and $8.0 million, respectively.

As of June 30, 2017, we had a total of $45.0 million outstanding on our new credit facility. After giving effect to the amount drawn on our new credit facility, approximately $11.9 million of outstanding letters of credit as of June 30, 2017, and borrowing limits based on an advance multiple of adjusted EBITDA, we had $86.5 million available for borrowing under our new credit facility as of June 30, 2017.

As of December 31, 2016, we had a total of $24.1 million outstanding on our Terminated Senior Secured Credit Facility. After giving effect to the amount drawn on the Terminated Senior Secured Credit Facility, approximately $16.7 million of outstanding letters of credit as of December 31, 2016, and borrowing limits based on an advance multiple of adjusted EBITDA, we had $79.7 million available for borrowing under the Terminated Senior Secured Credit Facility as of December 31, 2016.

Cash flows from operating activities represent the inflow of cash from our payor clients and the outflow of cash for payroll and payroll taxes, operating expenses, interest and taxes. Due to its revenue deficiencies as well as budgeting and financing issues, from time to time the State of Illinois has reimbursed us on a delayed basis with respect to our various agreements including with our largest payor, the Illinois Department on Aging. The open receivable balance from the State of Illinois increased by $17.7 million from $69.3 million as of December 31, 2016 to $87.0 million as of June 30, 2017.

The State of Illinois’s payments have been delayed in the past and may continue to be delayed in the future due to a budget impasse that began in 2015. The State of Illinois did not adopt a comprehensive budget for fiscal year 2016, which ended on June 30, 2016, or a comprehensive budget for fiscal year 2017, which ended on June 30, 2017. On July 6, 2017, the State of Illinois passed a balanced budget for state fiscal year 2018, which began on July 1, 2017. With this budget, the State of Illinois is authorized to pay for the Non-Medicaid consumers we serve for prior fiscal years. Accounts receivable attributable to delayed payments from the Illinois Department on Aging totaled $73.8 million as of June 30, 2017. Subsequent to the State of Illinois’s passing of the fiscal 2018 budget, in July 2017, we began receiving delayed payments from the Illinois Department on Aging. Through August 4, 2017, we have received an aggregate of 69.4 million in delayed payments.

There remains uncertainty surrounding future year budgets. If future budgets are not enacted timely payments from the State of Illinois could be delayed in the future. The delays could adversely impact our liquidity and result in the need to increase borrowings under our new credit facility or cause us to pursue other liquidity options.

Senior Secured Credit Facility

On May 8, 2017, we entered into a new credit facility and credit agreement (the “Credit Agreement”) with certain lenders and Capital One, N.A., as a lender and swing lender and as agent for all lenders. This new credit facility totals $250.0 million, replaces our Terminated Senior Secured Credit Facility totaling $125.0 million with certain lenders and Fifth Third Bank as agent (“Terminated Senior Secured Credit Facility”, see description below for more details), and terminates our Second Amended and Restated Credit and Guaranty Agreement, dated as of November 10, 2015. The new credit facility includes a $125.0 million revolving loan, a $45.0 million term loan and an $80.0 million delayed draw term loan. The maturity of the new credit facility is five years, although the delayed draw term loan is only available until November 8, 2018. Under the terms of an accordion feature of the Credit Agreement, $100.0 million is also available for incremental term loans. Fundings under the delayed draw term loans and the incremental term loans are limited to financing or refinancing Permitted Acquisitions (as defined in the Credit Agreement). The availability of additional draws under the revolving credit portion of our new credit facility is conditioned, among other things, upon (after giving effect to such draws) the ratio of Consolidated Total Indebtedness (as defined in the Credit Agreement), less subordinated indebtedness, to Consolidated Adjusted EBITDA (as defined in the Credit Agreement) not exceeding 4.25:1.00. In connection with the new credit facility, we incurred $2.8 million of debt issuance costs.

Addus HealthCare, Inc. (“Addus HealthCare”) is the borrower, with its parent, Addus HomeCare Corporation (“Holdings”), and substantially all of Holdings’ subsidiaries as guarantors under the new credit facility. The new credit facility is secured by a first priority security interest in all of our and the other credit parties’ current and future tangible and intangible assets, including the shares of stock of the borrower and subsidiaries.

Interest on our new credit facility may be payable at (x) the sum of (i) an applicable margin ranging from 1.50% to 2.25% based on the applicable senior leverage ratio (provided that the applicable margin will be 1.50% through approximately October 31, 2017) plus (ii) a base rate equal to the greatest of (a) the rate of interest last quoted by The Wall Street Journal as the “prime rate,” (b) the sum of the federal funds rate plus a margin of 0.50% and (c) the sum of the adjusted LIBOR that would be applicable to a loan with an interest period of one month advanced on the applicable day (not to be less than 0.00%) plus a margin of 1.00% or (y) the sum of (i) an applicable margin ranging from 2.50% to 3.25% based on the applicable leverage ratio (provided that the applicable margin will be 2.50% through approximately October 31, 2017) plus (ii) the offered rate per annum for the applicable interest period that appears on Reuters Screen LIBOR01 Page. Swing loans may not be LIBOR loans.

We pay a fee ranging from 0.25% to 0.50% based on the applicable leverage ratio times the unused portion of the revolving portion of the new credit facility (provided that the fee will be 0.25% through approximately October 31, 2017).

For the period May 8, 2017 through June 30, 2017, we did not make any draws on the revolving credit line under the new credit facility. As of June 30, 2017, we had a total of $45.0 million outstanding on the new credit facility and the total availability under the revolving credit loan facility was $86.5 million.

The Credit Agreement contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The Credit Agreement also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum fixed charge coverage ratio, a requirement to stay below a maximum senior leverage ratio and a requirement to stay below a maximum permitted amount of capital expenditures, as well as restrictions on guarantees, indebtedness, liens, investments and loans, subject to customary carve outs, a restriction on dividends (provided that Addus HealthCare may make distributions to us in an amount that does not exceed $5.0 million in any year absent of an event of default, plus limited exceptions for tax and administrative distributions), a restriction on the ability to consummate acquisitions in amounts exceeding $60.0 million individually and $80.0 million in the aggregate each year (in each case, without the consent of the lenders), restrictions on mergers, dispositions of assets, and affiliate transactions, and restrictions on fundamental changes and lines of business. As of June 30, 2017, we were in compliance with all of our new credit facility covenants.

Terminated Senior Secured Credit Facility

Prior to May 8, 2017, we were a party to the Terminated Senior Secured Credit Facility with certain lenders and Fifth Third Bank, as agent and letters of credit issuer. The Terminated Senior Secured Credit Facility provided a $100.0 million revolving line of credit, a delayed draw term loan facility of up to $25.0 million and an uncommitted incremental term loan facility of up to $50.0 million, which was to expire on November 10, 2020 and included a $35.0 million sublimit for the issuance of letters of credit. The Terminated Senior Secured Credit Facility increased the specified advance multiple from 3.25 to 3.75 to 1.00 and the maximum permitted senior leverage ratio from 3.50 to 4.00 to 1.00. Except as modified by the May 24, 2016, amendment, the Terminated Senior Secured Credit Facility contained the same material terms as the previous agreement dated November 10, 2015. Substantially all of the subsidiaries of Holdings were co-borrowers, and Holdings had guaranteed the borrowers’ obligations under the Terminated Senior Secured Credit Facility. The Terminated Senior Secured Credit Facility was secured by a first priority security interest in all of Holdings’ and the borrowers’ then and future tangible and intangible assets, including the shares of stock of the borrowers.

The availability of funds under the revolving credit portion of our Terminated Senior Secured Credit Facility was based on the lesser of (i) the product of adjusted EBITDA, as defined in our terminated credit agreement, for the most recent 12-month period for which financial statements had been delivered under the credit agreement multiplied by the specified advance multiple, up to 3.75, less the outstanding senior indebtedness and letters of credit, and (ii) $100.0 million less the outstanding revolving loans and letters of credit. Interest on our Terminated Senior Secured Credit Facility might have been payable at (x) the sum of (i) an applicable margin ranging from 2.00% to 2.50% based on the applicable leverage ratio plus (ii) a base rate equal to the greatest of (a) the rate of interest last quoted by The Wall Street Journal as the “prime rate,” (b) the sum of the federal funds rate plus a margin of 0.50% and (c) the sum of the adjusted LIBOR that would have been applicable to a loan with an interest period of one month advanced on the applicable day plus a margin of 3.00% or (y) the sum of (i) an applicable margin ranging from 3.00% to 3.50% based on the applicable leverage ratio plus (ii) the adjusted LIBOR that would have been applicable to a loan with an interest period of one, two or three months advanced on the applicable day or (z) the sum of (i) an applicable margin ranging from 3.00% to 3.50% based on the applicable leverage ratio plus (ii) the daily floating LIBOR that would have been applicable to a loan with an interest period of one month advanced on the applicable day. We paid a fee ranging from 0.25% to 0.50% per annum based on the applicable leverage ratio times the unused portion of the revolving portion of the Terminated Senior Secured Credit Facility. Issued stand-by letters of credit were charged at a rate equal to the applicable margin for LIBOR loans payable quarterly.

On May 8, 2017, we repaid the outstanding debt balance of $23.8 million together with accrued interest of $0.1 million and terminated the Terminated Senior Secured Credit Facility. In connection with the termination, we wrote off the unamortized debt issuance costs under the Terminated Senior Secured Credit Facility in the amount of $1.3 million, which was included in interest expense on our Unaudited Condensed Consolidated Statements of Income.

For the period January 1, 2017 through May 7, 2017, we drew and subsequently repaid $20.0 million of our revolving credit line to fund operations. As of December 31, 2016, we had a total of $24.1 million outstanding on the Terminated Senior Secured Credit Facility and the total availability under the revolving credit loan facility was $79.7 million.

The Terminated Senior Secured Credit Facility contained customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The Terminated Senior Secured Credit Facility also contained certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum fixed charge coverage ratio, a requirement to stay below a maximum senior leverage ratio and a requirement to stay below a maximum permitted amount of capital expenditures, as well as restrictions on guarantees, indebtedness, liens, distributions, investments and loans, subject to customary carve outs, a restriction on dividends (unless no default then exists or would occur as a result thereof, we were in pro forma compliance with the financial covenants contained in the Terminated Senior Secured Credit Facility after giving effect thereto, we had an excess availability of at least 40% of the revolving credit commitment under the Terminated Senior Secured Credit Facility and the aggregate amount of dividends and distributions paid in any fiscal year did not exceed $5.0 million), restrictions on our ability to enter into transactions other than in the ordinary course of business, a restriction on the ability to consummate more than three acquisitions in any calendar year, consummate any individual acquisition with a purchase price in excess of $25.0 million and consummate acquisitions with total purchase price in excess of $40.0 million in the aggregate over the term of the Terminated Senior Secured Credit Facility, in each case without the consent of the lenders, restrictions on mergers, transfers of assets, acquisitions, equipment, subsidiaries and affiliate transactions, subject to customary carve outs, and restrictions on fundamental changes and lines of business. As of December 31, 2016, we were in compliance with all of our Terminated Senior Secured Credit Facility covenants.

If we do not have sufficient cash resources or availability under our Credit Agreement, or we are otherwise prohibited from making acquisitions under the terms of our Credit Agreement, our growth, including our ability to grow through acquisitions, could be limited unless we obtain additional equity or debt financing or the necessary consents from our lenders under our Credit Agreement. We believe the available borrowings under our Credit Agreement, combined with cash from operations, will be sufficient to cover our working capital needs for at least the next 12 months.

Cash Flows

The following table summarizes changes in our cash flows for the six months ended June 30, 2017 and 2016:

	For the Six Months Ended June 30,
	2017	2016
	(Amounts in Thousands)
Net cash used in operating activities	$(11,375)	$(18,265)
Net cash provided by (used in) investing activities	629	(21,160)
Net cash provided by financing activities	18,606	43,561

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Net cash used in operating activities was $11.4 million for the six months ended June 30, 2017, compared to cash used in operating activities of $18.3 million for the same period in 2016. This decrease in cash used in operations was primarily due to a decrease in net accounts receivable resulting from improved collections efforts resulting in reduced accounts receivable for many payors.

Net cash provided by investing activities was $0.6 million for the six months ended June 30, 2017 compared to cash used in investing activities of $21.2 million for the six months ended June 30, 2016. Our investing activities for the six months ended June 30, 2017 were $2.4 million in proceeds from the sale of three adult day services centers and $1.8 million in purchases of property and equipment related to new office space and investments in our technology infrastructure. Our investing activities for the six months ended June 30, 2016 consisted primarily of $20.4 million for the acquisition of South Shore Home Health Services, Inc. (“South Shore”) and certain of its affiliated entities (collectively, the “South Shore Acquisition”) completed on February 5, 2016 and $0.7 million in purchases of property and equipment related to new office space, investment in our technology infrastructure and vehicles for adult day centers.

Net cash provided by financing activities was $18.6 million for the six months ended June 30, 2017 as compared to net cash provided by financing activities of $43.6 million for the six months ended June 30, 2016. Our financing activities for the six months ended June 30, 2017 were borrowings of $45.0 million on the term loan portion of our new senior secured credit facility, $20.0 million in draws and subsequent repayments on the revolver portion of our Terminated Senior Secured Credit Facility, $24.1 million of payments on the term loan portion of our Terminated Senior Secured Credit Facility, $1.2 million in cash received from exercise of stock options, and $0.7 million of payments on capital lease obligations. Our financing activities for the six months ended June 30, 2016 consisted primarily of a $42.0 million draw on our Terminated Senior Secured Credit Facility to fund operations and the South Shore Acquisition, $3.0 million of cash received for the exercise of employee stock options, a $0.1 million payment for the contingent earn-out obligation related to our December 1, 2013 acquisition of Coordinated Home Health Care, LLC, $0.9 million of payments on long-term debt, and $0.5 million payment for debt issuance.

Outstanding Accounts Receivable

Gross accounts receivable as of June 30, 2017 and December 31, 2016 were approximately $147.1 million and $124.4 million, respectively. Outstanding accounts receivable, net of the allowance for doubtful accounts, increased by $21.0 million as of June 30, 2017 as compared to December 31, 2016. The increase in net accounts receivable was primarily due to the delay in the State of Illinois’s 2017 budget resulting in an increase of $17.6 million net accounts receivable from the Illinois Department on Aging.

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

The following tables detail our accounts receivable before reserves by payor category, showing Illinois governmental payors separately, and the related allowance amount at June 30, 2017 and December 31, 2016:

	June 30, 2017
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(Amounts in Thousands, Except Percentages)
Illinois governmental based programs	$32,755	$17,413	$34,645	$2,204	$87,017
Other state, local and other governmental programs	14,111	2,312	2,707	3,138	22,268
Managed care organizations	21,532	5,332	3,687	4,219	34,770
Private pay and commercial insurance	2,174	582	243	(2)	2,997

Total	$70,572	$25,639	$41,282	$9,559	$147,052

Aging % of total	48.0%	17.4%	28.1%	6.5%
Allowance for doubtful accounts					$9,085
Reserve as % of gross accounts receivable					6.2%

	December 31, 2016
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(Amounts in Thousands, Except Percentages)
Illinois governmental based programs	$40,727	$25,619	$1,418	$1,585	$69,349
Other state, local and other governmental programs	14,039	3,341	2,848	2,679	22,907
Managed care organizations	20,786	3,090	2,117	3,002	28,995
Private pay and commercial insurance	2,439	399	265	8	3,111

Total	$77,991	$32,449	$6,648	$7,274	$124,362

Aging % of total	62.8%	26.1%	5.3%	5.8%
Allowance for doubtful accounts					$7,363
Reserve as % of gross accounts receivable					5.9%

We calculate our days sales outstanding (“DSO”) by taking the accounts receivable outstanding net of the allowance for doubtful accounts divided by the total net service revenues for the last quarter, multiplied by the number of days in that quarter. Our DSOs were 121 days and 104 days at June 30, 2017 and December 31, 2016, respectively. The DSOs for our largest payor, the Illinois Department on Aging, at June 30, 2017 and December 31, 2016 were 197 days and 152 days, respectively. We may not receive payments on a consistent basis in the near term and our DSOs and the DSO for the Illinois Department on Aging may increase despite the State of Illinois’s enactment of a fiscal year 2018 budget on July 6, 2017. The increase in the reserve as a percentage of gross accounts receivable to 6.2% as of June 30, 2017 from 5.9% as of December 31, 2016 was attributable to additional reserves needed for managed care organizations and acquisition transitions.

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our Condensed Consolidated Financial Statements (Unaudited) prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expense and related disclosures. We base our estimates and judgments on historical experience and other sources and factors that we believe to be reasonable under the circumstances; however, actual results may differ from these estimates. We consider the items discussed below to be critical because of their impact on operations and their application requires our judgment and estimates.

Revenue Recognition

The majority of our revenues for the three and six months ended June 30, 2017 and 2016 were derived from Medicaid and Medicaid waiver programs under agreements with various state and local authorities. These agreements provide for a service term from one year to an indefinite term. Services are provided based on authorized hours, determined by the relevant state or local agency, at an hourly rate specified in the agreement or fixed by legislation and recognized in net service revenues as services are provided. Services to other payors, such as managed care organizations and commercial insurance or private clients, are provided at negotiated hourly rates and recognized in net service revenues as services are provided. We provide for appropriate allowances for uncollectible amounts at the time the services are rendered.

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

Illinois law entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, interest income. We did not receive any prompt payment interest for the three and six months ended June 30, 2017 and 2016.

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

Goodwill

Our carrying value of goodwill is the residual of the purchase price over the fair value of the net assets acquired from various acquisitions including the acquisition of Addus HealthCare. In accordance with ASC Topic 350, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are not amortized. We test goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. We may use a qualitative test, known as “Step 0,” or a two-step quantitative method to determine whether impairment has occurred. We can elect to perform Step 0, an optional qualitative analysis, and based on the results skip the remaining two steps. In 2016, we elected to implement Step 0, and we were not required to conduct the remaining two steps. The results of our Step 0 assessment indicated that it was more likely than not that the fair value of our reporting unit exceeded its carrying value and therefore we concluded that there were no impairments for the year ended December 31, 2016. No impairment charges were recorded for the three and six months ended June 30, 2017 or 2016.

Intangible Assets

We review our finite lived intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine if impairment exists, we compare the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset, generally determined by discounting the estimated future cash flows. No impairment charges were recorded for the year ended December 31, 2016 or the three and six months ended June 30, 2017 or 2016.

We also have indefinite-lived assets that are not subject to amortization expense such as licenses and in certain states certificates of need to conduct specific operations within geographic markets. Our management has concluded that these assets have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and we intend to renew the licenses indefinitely. The licenses and certificates of need are tested annually for impairment, or whenever potential impairment triggers occur. No impairment charges were recorded for the year ended December 31, 2016 or the three and six months ended June 30, 2017 or 2016.

Workers’ Compensation Program

Our workers’ compensation insurance program has a $0.4 million deductible component. We recognize our obligations associated with this program in the period the claim is incurred. The cost of both the claims reported and claims incurred but not reported, up to the deductible, have been accrued based on historical claims experience, industry statistics and an actuarial analysis performed by an independent third party. We monitor our claims quarterly and adjust our reserves accordingly. These costs are recorded primarily as the cost of services in the Unaudited Condensed Consolidated Statements of Income. Under the agreement pursuant to which we acquired Addus HealthCare, claims under our workers’ compensation insurance program that related to December 31, 2005 or earlier were the responsibility of the selling shareholders in the acquisition, subject to certain limitations. The responsibility of the selling shareholders for these claims was terminated on December 29, 2014. In August 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No 2010-24, Health Care Entities (Topic 954), “Presentation of Insurance Claims and Related Insurance Recoveries” (“ASU 2010-24”), which clarifies that companies should not net insurance recoveries against a related claim liability. Additionally, under ASU 2010-24, the amount of the claim liability should be determined without consideration of insurance recoveries. As of June 30, 2017 and December 31, 2016, we recorded $0.5 million and $0.7 million, respectively, in workers’ compensation insurance recovery receivables and a corresponding increase in workers’ compensation liability. The workers’ compensation insurance recovery receivable is included in our prepaid expenses and other current assets on the Unaudited Condensed Consolidated Balance Sheets.

Interest Income

Illinois law entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received. For the three and six months ended June 30, 2017 and 2016, we did not receive any prompt payment interest.

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

Stock-based Compensation

We currently have two active stock incentive plans, the 2009 Stock Incentive Plan, as amended and restated (the “2009 Plan”) and the 2017 Omnibus Incentive Plan (the “2017 Plan”, and together with the 2009 Plan, the “Plans”), that provides for stock-based employee compensation. We account for stock-based compensation in accordance with ASC Topic 718, “Stock Compensation.” Compensation expense is recognized on a straight-line basis under the Plans over the vesting period of the equity awards based on the grant date fair value of the options and restricted stock awards. From October 28, 2009 to December 31, 2016, we utilized the Enhanced Hull-White Trinomial Model to value our options. Beginning January 1, 2017, we began utilizing the Black-Scholes Option Pricing Model to value our options, as we believe it is a more widely accepted and understood valuation model. The determination of the fair value of stock-based payments utilizing the Black-Scholes Model and the Enhanced Hull-White Trinomial Model is affected by our stock price and a number of assumptions, including expected volatility, risk-free interest rate, expected term, expected dividends yield, expected forfeiture rate, expected turn-over rate and the expected exercise multiple.

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP and will be effective for us as of January 1, 2018. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method and we have selected the modified retrospective approach. Our evaluation of ASU 2014-09 is not complete. The FASB has issued and may issue in the future, interpretative guidance, which may cause our evaluation to change. We have completed the initial review to determine the impact ASU 2014-09 and its subsequent updates will have on our Consolidated Financial Statements or financial statement disclosures upon adoption. Based on our continued review, we believe that the timing and measurement of revenue for our customers will be similar to our current revenue recognition model due to the structure of payor contracts which consists of a fixed reimbursement rate that is deemed earned upon completion of a defined service. In addition, we have made ongoing progress around process changes and system enhancements to ensure adherence to the new standard. We will complete our assessment of the impact and finalize implementation of system enhancements during the remainder of 2017.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which replaces existing leasing rules with a comprehensive lease measurement and recognition standard and expanded disclosure requirements. ASU 2016-02 will require lessees to recognize most leases on their balance sheets as liabilities, with corresponding “right-of-use” assets and is effective for annual reporting periods beginning after December 15, 2018, subject to early adoption. For income statement recognition purposes, leases will be classified as either a finance or an operating lease. We will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Upon initial evaluation, we believe that the new standard will have a material impact on our Consolidated Balance Sheets but it will not affect our liquidity. It has been determined that we will need to secure new software to account for the change in accounting for leases and are currently reviewing the software options available.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This standard amends and adjusts how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and will require adoption on a retrospective basis unless impracticable. If impracticable we would be required to apply the amendments prospectively as of the earliest date possible. We are currently evaluating the impact that ASU 2016-15 will have on our statement of cash flows.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation: Scope of Modification Accounting.” ASU 2017-19 clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. This pronouncement is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted, and is applied prospectively to changes in terms or conditions of awards occurring on or after the adoption date. We are evaluating the impact of the adoption of this guidance on our financial statements but do not expect it to have a material impact.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. As of June 30, 2017, we had outstanding borrowings of $45.0 million on our new credit facility, all of which was subject to variable interest rates. If the variable rates on this debt were 100 basis points higher than the rate applicable to the borrowing during the three and six month period ended June 30, 2017, our net income would have decreased by $0.1 million, or $0.01 per diluted share, and $0.2 million, or $0.02 per diluted share, for the respective periods. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control Over Financial Reporting

We continue to integrate certain legacy South Shore processes into our established internal control environment. This integration is expected to be finalized in the third quarter of 2017. Additionally, with application changes, relocation of certain operational functions, and acquisitions, we continue to improve and make changes to the control environment to effectively manage risk to the company and financial reporting efforts.

Except as mentioned above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Legal Proceedings

From time to time, we are subject to legal and/or administrative proceedings incidental to our business. It is the opinion of management that the outcome of pending legal and/or administrative proceedings will not have a material effect on our financial position and results of operations.

On January 20, 2016, we were served with a lawsuit that was filed in the United States District Court for the Northern District of Illinois against us and Cigna Corporation by Stop Illinois Marketing Fraud, LLC, a qui tam relator formed for the purpose of bringing this action. In the action, the plaintiff alleges, inter alia, violations of the federal False Claims Act relating primarily to allegations of violations of the federal Anti-Kickback Statute and allegedly improper referrals of patients from our home care division to our home health business, substantially all of which was sold in 2013. The plaintiff seeks to recover damages, fees and costs under the federal False Claims Act including treble damages, civil penalties and its attorneys’ fees. The U.S. government has declined to intervene at this time. Plaintiff amended its complaint on April 4, 2016 to include additional allegations in support of its False Claims Act claims, including alleged violations of the federal Anti-Kickback Statute. Our reply in further support of the motion to dismiss was filed on August 23, 2016. On February 3, 2017, the Court granted Cigna Corporation’s motion to dismiss in full, and granted our motion to dismiss in part allowing Plaintiff another chance to amend its complaint. Plaintiff timely filed a second amended complaint on March 10, 2017, withdrawing its conspiracy claim under the Federal False Claims Act and adding an explicit claim under the Illinois False Claims Act for the same underlying kickback allegations. On April 7, 2017, we filed a partial motion to dismiss the Second Amended Complaint, which has not yet been ruled on by the court. On May 24, 2017, the State of Illinois filed notice that it was declining to intervene in the plaintiff’s claim under the Illinois False Claims Act. We intend to continue to defend the litigation vigorously and believe the case will not have a material adverse effect on our business, financial condition or results of operations.

On May 4, 2016, Addus HealthCare, together with 59 other social service and healthcare providers in the State of Illinois, filed an action in the Circuit Court of Cook County, Illinois against certain individuals in their official capacities as agents of the Illinois Department of Human Services, the Illinois Department on Aging, the Illinois Department of Public Health, the Illinois Department of HealthCare and Family Services, the Illinois Criminal Justice Information Authority, the Illinois Department of Corrections and the Illinois Department of Central Management Services, including the Governor of Illinois. On July 20, 2016, a third amended complaint was filed by the plaintiffs, who now comprise 97 similarly situated providers and provider organizations. In the action, the plaintiffs, including Addus HealthCare, allege to have entered into contracts with the various defendants based in part on the Governor’s proposed budget, which provided for funding for the services to be provided by plaintiffs thereunder. The Governor subsequently vetoed all of the relevant appropriations bills on June 25, 2015, and again vetoed an appropriations bill that included funding for the contracts on June 10, 2016. While the defendant officer and agency heads have continued to enforce such contracts, since August 1, 2016, we received an aggregate of approximately $65.4 million in payments from the State of Illinois from the stopgap budget enacted on June 30, 2016. In those actions, plaintiffs alleged the defendant officers and agency heads acted beyond the scope of their legal authority in entering into and enforcing contracts with no intent to perform under such contracts by failing to pay amounts due thereunder when due. The action also alleged that the Governor of Illinois’ veto of appropriations for such contracts violated the Illinois Constitution. Plaintiffs sought injunctive relief to require payment of overdue bills to prevent irreparable harm, including imperiling the State of Illinois’s infrastructure for delivery of human services. On August 31, 2016, the Court denied plaintiffs’ petitions for declaratory and injunctive relief and dismissed the actions with prejudice. Plaintiffs timely filed a notice of appeal on September 30, 2016 and have requested permission to extend the deadline for their petition until September 30, 2017, while monitoring the receipt of delayed payments pursuant to the recently adopted Illinois budget.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company dated as of October 27, 2009 (filed on November 20, 2009 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-34504) and incorporated by reference herein)

3.2	Amended and Restated Bylaws of the Company, as amended by the First Amendment to the Amended and Restated Bylaws (filed on May 9, 2013 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-34504) and incorporated by reference herein)

4.1	Form of Common Stock Certificate (filed on October 2, 2009 as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-160634) and incorporated by reference herein)

4.2	Registration Rights Agreement, dated September 19, 2006, by and among Addus HomeCare Corporation, Eos Capital Partners III, L.P., Eos Partners SBIC III, L.P., Freeport Loan Fund LLC, W. Andrew Wright, III, Addus Term Trust, W. Andrew Wright Grantor Retained Annuity Trust, Mark S. Heaney, James A. Wright and Courtney E. Panzer (filed on July 17, 2009 as Exhibit 4.2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 (File No. 333-160634) and incorporated by reference herein)

10.1	Addus HomeCare Corporation 2017 Omnibus Incentive Plan (filed on June 16, 2017 as Exhibit 10.1 to Addus HomeCare Corporation’s Current Report on Form 8-K (File No. 001-34504) and incorporated by reference herein)+

10.2	Amended and Restated Employment Agreement, dated April 25, 2017, by and between Addus HealthCare, Inc. and R. Dirk Allison*+

10.3	Amended and Restated Employment Agreement, dated April 25, 2017, by and between Addus HealthCare, Inc. and Brian Poff*+

10.4	Amended and Restated Employment Agreement, dated April 25, 2017, by and between Addus HealthCare, Inc. and James Zoccoli*+

10.5	Amendment to Employment and Non-Competition Agreement, effective April 25, 2017, by and between Addus HealthCare, Inc. and Darby Anderson*+

10.6	Amended and Restated Employment Agreement, dated April 25, 2017, by and between Addus HealthCare, Inc. and W. Bradley Bickham*+

10.7	Amended and Restated Employment Agreement, dated April 25, 2017, by and between Addus HealthCare, Inc. and Brenda Belger*+

10.8	Transition Agreement and Release, effective as of August 14, 2017, by and between Addus HealthCare, Inc. and Brenda Belger (filed on July 31, 2017 as Exhibit 10.1 to Addus HomeCare Corporation’s Current Report on Form 8-K (File No. 001-34504) and incorporated by reference herein)+

10.9	Employment and Non-Competition Agreement, effective as of August 14, 2017, by and between Addus HealthCare, Inc. and Laurie Manning (filed on July 31, 2017 as Exhibit 10.2 to Addus HomeCare Corporation’s Current Report on Form 8-K (File No. 001-34504) and incorporated by reference herein)+

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	Financial statements from the quarterly report on Form 10-Q of Addus HomeCare Corporation for the quarter ended June 30, 2017, filed on August 8, 2017 formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements*

*	Filed herewith
**	Furnished herewith
+	Indicates a management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADDUS HOMECARE CORPORATION

Date: August 8, 2017	By:	/S/ R. DIRK ALLISON

R. Dirk Allison President and Chief Executive Officer (As Principal Executive Officer)

Date: August 8, 2017	By:	/S/ BRIAN POFF

Brian Poff Chief Financial Officer (As Principal Financial Officer)