Form 10-Q
period 2017-09-30
Addus HomeCare Corp
filed 2017-11-07
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Common Stock $0.001 par value

Shares outstanding at October 31, 2017: 11,631,659

ADDUS HOMECARE CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2017 and December 31, 2016

(Amounts and Shares in Thousands, Except Per Share Data)

	(Unaudited)	(Audited)
	September 30, 2017	December 31, 2016
Assets

Current assets
Cash	$45,688	$8,013
Accounts receivable, net of allowances of $10,361 and $7,363 at September 30, 2017 and December 31, 2016, respectively	96,335	116,999
Prepaid expenses and other current assets	6,267	5,998

Total current assets	148,290	131,010

Property and equipment, net of accumulated depreciation and amortization	7,494	6,648
Other assets
Goodwill	91,821	73,906
Intangibles, net of accumulated amortization	16,243	15,413
Deferred tax assets, net	3,153	3,153
Investments in joint ventures	900	900

Total other assets	112,117	93,372

Total assets	$267,901	$231,030

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,910	$4,486
Current portion of long-term debt, net of debt issuance costs	3,407	2,531
Accrued expenses	46,942	42,603

Total current liabilities	55,259	49,620

Long-term liabilities
Long-term debt, less current portion, net of debt issuance costs	40,372	22,482

Total liabilities	$95,631	$72,102

Stockholders’ equity
Common stock—$.001 par value; 40,000 authorized and 11,634 and 11,527 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	$12	$12
Additional paid-in capital	95,229	92,253
Retained earnings	77,029	66,663

Total stockholders’ equity	172,270	158,928

Total liabilities and stockholders’ equity	$267,901	$231,030

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months Ended September 30, 2017 and 2016

(Amounts and Shares in Thousands, Except Per Share Data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net service revenues	$108,592	$103,502	$313,758	$297,032
Cost of service revenues	79,539	76,079	228,877	219,594

Gross margin	29,053	27,423	84,881	77,438
General and administrative expenses	19,359	21,299	57,239	59,864
Gain on sale of adult day services centers	—	—	(2,065)	—
Depreciation and amortization	1,781	1,721	4,811	4,943
Provision for doubtful accounts	2,106	1,908	6,208	5,089

Total operating expenses	23,246	24,928	66,193	69,896

Operating income	5,807	2,495	18,688	7,542

Interest income	(30)	(16)	(50)	(46)
Interest expense	870	648	3,629	1,760

Total interest expense, net	840	632	3,579	1,714
Other income	64	126	165	126

Income before income taxes	5,031	1,989	15,274	5,954
Income tax expense	1,623	290	4,908	1,498

Net income	$3,408	$1,699	$10,366	$4,456

Net income per common share
Basic income per share	$0.30	$0.15	$0.90	$0.40
Diluted income per share	$0.29	$0.15	$0.89	$0.40
Weighted average number of common shares and potential common shares outstanding:
Basic	11,486	11,367	11,464	11,190
Diluted	11,631	11,417	11,616	11,227

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2017

(Amounts and Shares in Thousands)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2016	11,527	$12	$92,253	$66,663	$158,928

Issuance of shares of common stock under restricted stock award agreements	90	—	—	—	—
Forfeiture of shares of common stock under restricted stock award agreements	(11)	—	—	—	—
Stock-based compensation	—	—	1,818	—	1,818
Shares issued for exercise of stock options	28	—	1,158	—	1,158
Net income	—	—	—	10,366	10,366

Balance at September 30, 2017	11,634	$12	$95,229	$77,029	$172,270

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2017 and 2016

(Amounts in Thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$10,366	$4,456
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,811	4,943
Non-cash restructuring	383	2,554
Stock-based compensation	1,818	1,263
Amortization and write-off of debt issuance costs under the terminated credit facility	1,484	261
Amortization of debt issuance costs under the new credit facility	235	—
Provision for doubtful accounts	6,208	5,089
Gain on sale of adult day services centers	(2,065)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	15,451	5,540
Prepaid expenses and other current assets	(281)	1,136
Accounts payable	418	(577)
Accrued expenses	3,750	6,326

Net cash provided by operating activities	42,578	30,991

Cash flows from investing activities:
Proceeds from the sale of adult day services centers	2,400	—
Acquisitions of businesses, net of cash acquired	(22,419)	(20,449)
Purchases of property and equipment	(3,089)	(1,168)

Net cash used in investing activities	(23,108)	(21,617)

Cash flows from financing activities:
Cash received from exercise of stock options	1,158	3,016
Borrowings on revolver—new credit facility	30,000	—
Borrowings on term loan—new credit facility	45,000	—
Borrowings on revolver—terminated credit facility	20,000	27,000
Borrowings on term loan—terminated credit facility	—	25,000
Payments on revolver—new credit facility	(30,000)	—
Payments on revolver—terminated credit facility	(20,000)	(27,000)
Payments on term loan—terminated credit facility	(24,063)	(625)
Payments for debt issuance costs under the new credit facility	(2,823)	—
Payments for debt issuance costs under the terminated credit facility	—	(495)
Payments on capital lease obligations	(1,067)	(828)
Payments on contingent earn-out obligation	—	(100)

Net cash provided by financing activities	18,205	25,968

Net change in cash	37,675	35,342
Cash, at beginning of period	8,013	4,104

Cash, at end of period	$45,688	$39,446

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,538	$1,748
Cash paid for income taxes	5,357	3,236
Supplemental disclosures of non-cash investing and financing activities:
Tax benefit related to the amortization of tax goodwill in excess of book basis	—	120

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation and Description of Business

The condensed consolidated financial statements include the accounts of Addus HomeCare Corporation (“Holdings”) and its subsidiaries (together with Holdings, the “Company,” “we,” “us,” or “our”). The Company operates as one reportable business segment and is a provider of comprehensive personal care services, which are provided principally in the home. The Company’s personal care services provide assistance with activities of daily living. The Company’s consumers are primarily persons who are at risk of hospitalization or institutionalization, such as the elderly, chronically ill and disabled. The Company’s payor clients include federal, state and local governmental agencies, managed care organizations, commercial insurers and private individuals. As of September 30, 2017, the Company provided personal care services to approximately 35,000 consumers through 114 locations across 24 states.

Principles of Consolidation

All intercompany balances and transactions have been eliminated in consolidation.

As of September 30, 2017, the Company used the cost method to account for its investments in joint ventures in which it owned 10% equity interests. The Company subsequently sold such investments on October 1, 2017 (see Note 12).

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

Goodwill

The Company’s carrying value of goodwill is the excess of the purchase price over the fair value of the net assets acquired from various acquisitions including the acquisition of Addus HealthCare, Inc. (“Addus HealthCare”). In accordance with Accounting Standards Codification (“ASC”) Topic 350, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are not amortized. The Company tests goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. The Company may use a qualitative test, known as “Step 0,” or a two-step quantitative method to determine whether impairment has occurred. In Step 0, the Company can elect to perform an optional qualitative analysis and based on the results skip the two-step analysis. In 2016 and 2015, the Company elected to implement Step 0 and was not required to conduct the remaining two-step analysis. The results of the Company’s Step 0 assessments indicated that it was more likely than not that the fair value of its reporting unit exceeded its carrying value and therefore the Company concluded that there were no impairments for the year ended December 31, 2016. No impairment charges were recorded for the three and nine months ended September 30, 2017 or 2016.

Intangible Assets

The Company’s identifiable intangible assets consist of customer and referral relationships, trade names, trademarks, state licenses and non-compete agreements. Amortization is computed using straight-line and accelerated methods based upon the estimated useful lives of the respective assets, which range from two to twenty-five years.

Intangible assets with finite lives are amortized using the estimated economic benefit method over the useful life and assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company would recognize an impairment loss when the estimated future non-discounted cash flows associated with the intangible asset is less than the carrying value. An impairment charge would then be recorded for the excess of the carrying value over the fair value. The Company estimates the fair value of these intangible assets using the income approach. No impairment charge was recorded for the three and nine months ended September 30, 2017 or 2016.

The income approach, which the Company uses to estimate the fair value of its intangible assets (other than goodwill), is dependent on a number of factors including estimates of future market growth and trends, forecasted revenue and costs, expected periods over which the assets will be utilized, appropriate discount rates and other variables. The Company bases its fair value estimates on assumptions the Company believes to be reasonable but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

The Company also has indefinite-lived intangible assets that are not subject to amortization expense such as certificates of need and licenses to conduct specific operations within geographic markets. The Company’s management has concluded that certificates of need and licenses have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets, and the Company intends to renew and operate the certificates of need and licenses indefinitely. The certificates of need and licenses are tested annually for impairment, or whenever potential impairment triggers occur. No impairment was recorded for the three and nine months ended September 30, 2017 or 2016.

Debt Issuance Costs

The Company amortizes debt issuance costs on a straight-line method over the term of the related debt. This method approximates the effective interest method. The Company has classified the debt issuance costs as current portion of long-term debt or long-term debt, less current portion as of September 30, 2017 and December 31, 2016.

Workers’ Compensation Program

The Company’s workers’ compensation insurance program has a $0.4 million deductible component. The Company recognizes its obligations associated with this program in the period the claim is incurred. The cost of both the claims reported and claims incurred but not reported, up to the deductible, have been accrued based on historical claims experience, industry statistics and an actuarial analysis performed by an independent third party. The Company monitors its claims quarterly and adjusts its reserves accordingly. These costs are recorded primarily as the cost of services on the Unaudited Condensed Consolidated Statements of Income. As of September 30, 2017 and December 31, 2016, the Company recorded $0.6 million and $0.7 million, respectively, in workers’ compensation insurance recovery receivables and a corresponding increase in workers’ compensation liability. The workers’ compensation insurance recovery receivable is included in the Company’s prepaid expenses and other current assets on the Unaudited Condensed Consolidated Balance Sheets.

Interest Income

Illinois law entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the statement of income as interest income. For the three and nine months ended September 30, 2017 and 2016, the Company did not receive any prompt payment interest. While the Company may be owed additional prompt payment interest, the amount and timing of receipt of such payments remain uncertain, and the Company has determined that it will continue to recognize prompt payment interest income when received.

Interest Expense

The Company’s interest expense consists of interest and unused credit line fees on its credit facilities, interest on its capital lease obligations, and amortization and write-off of debt issuance costs, which is reported in the statement of income when incurred.

Other Income

Other income consisted of income distributions received from investments in joint ventures. The Company accounted for this income in accordance with ASC Topic 325, “Investments—Other.” The Company recognized the net accumulated earnings only to the extent distributed by the joint ventures on the date received. The Company subsequently sold these equity investments on October 1, 2017 (see Note 12).

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

In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 allows for simplification of several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under ASU 2016-09, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement. ASU 2016-09 also requires recognition of excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. ASU 2016-09 further permits the withholding of an amount up to employees’ maximum individual tax rate in the relevant jurisdiction without resulting in a liability classification. ASU 2016-09 also requires any excess tax benefits be classified along with other income tax cash flows as an operating activity and cash paid by an employer when directly withholding shares for tax-withholding purposes to be classified as a financing activity. The Company adopted this standard on January 1, 2017 on a prospective basis. As a result, for the three and nine months ended September 30, 2017, the Company recorded an excess tax benefit of $0 and $118,000 within income tax expense on its Unaudited Condensed Consolidated Statements of Income.

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

Diluted Net Income Per Common Share

Diluted net income per common share, calculated under the treasury stock method, is based on the weighted average number of shares outstanding during the period. The Company’s outstanding securities that may potentially dilute the common stock are stock options and restricted stock awards.

Included in the Company’s calculation of diluted earnings per share for the three and nine months ended September 30, 2017 were approximately 479,000 stock options outstanding, of which approximately 102,000 and 102,000, respectively, were dilutive. In addition, there were approximately 148,000 restricted stock awards outstanding, 43,000 and 50,000 of which were dilutive for the three and nine months ended September 30, 2017, respectively.

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

Estimates

The financial statements are prepared by management in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) and include estimated amounts and certain disclosures based on assumptions about future events. The Company’s critical accounting estimates include the following areas: the allowance for doubtful accounts, reserve for self-insurance claims, accounting for stock-based compensation, accounting for income taxes, business combinations and when required, the quantitative assessment of goodwill. Actual results could differ from those estimates.

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

The Company applies fair value techniques on a non-recurring basis associated with valuing potential impairment losses related to goodwill, if required, and indefinite-lived intangible assets and also when determining the fair value of contingent consideration, if applicable. To determine the fair value in these situations, the Company uses Level 3 inputs, defined as unobservable inputs in which little or no market data exists; therefore requiring an entity to develop its own assumptions, such as discounted cash flows, or if available, what a market participant would pay on the measurement date.

The Company utilizes the income approach to estimate the fair value of its intangible assets derived from acquisitions.

Going Concern

In connection with the preparation of the financial statements for the three and nine months ended September 30, 2017, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the entity’s ability to continue as a going concern within one year after the date of the issuance, or the date of availability, of the financial statements to be issued. The evaluation concluded that there did not appear to be evidence of substantial doubt of the entity’s ability to continue as a going concern.

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP and will be effective for the Company as of January 1, 2018. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method and the Company has selected the modified retrospective approach. The FASB has issued and may issue in the future, interpretative guidance, which may cause the Company’s evaluation to change. The Company has completed the initial review to determine the impact ASU 2014-09 and its subsequent updates will have on the Company’s consolidated financial statements or financial statement disclosures upon adoption. Based on the Company’s continued review of contracts and revenue streams, it believes that the timing and measurement of revenue for its customers will be similar to its current revenue recognition model due to the structure of payor contracts which consists of a fixed reimbursement rate that is deemed earned upon completion of a defined service. In addition, the Company has made ongoing progress around process changes and system enhancements to ensure adherence to the new standard. During the third quarter of 2017, additional resources were retained to assist in the completion of the assessment, prepare specific contract analysis and document policy changes. The Company expects that the final evaluation of the impact and implementation of system enhancements will be completed during the fourth quarter of 2017.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which replaces existing leasing rules with a comprehensive lease measurement and recognition standard and expanded disclosure requirements. ASU 2016-02 will require lessees to recognize most leases on their balance sheets as liabilities, with corresponding “right-of-use” assets and is effective for annual reporting periods beginning after December 15, 2018, subject to early adoption. For income statement recognition purposes, leases will be classified as either a finance or an operating lease. The Company will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Upon initial evaluation, the Company believes that the new standard will have a material impact on its Consolidated Balance Sheets but it will not affect its liquidity. It has been determined that the Company will need to secure new software to account for the change in accounting for leases and is currently reviewing the software options available.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. Under the new standard, entities holding financial assets and net investment in leases that are not accounted for at fair value through net income are to be presented at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. ASU 2016-13 is effective as of January 1, 2020. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-13.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This standard amends and adjusts how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and will require adoption on a retrospective basis unless impracticable. If impracticable the Company would be required to apply the amendments prospectively as of the earliest date possible. The Company is currently evaluating the impact that ASU 2016-15 will have on its statement of cash flows but does not expect it to have a material impact.

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The new guidance eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on the current Step 1). ASU 2017-04 is effective for annual and any interim impairment tests for periods beginning after December 15, 2019. The Company is currently evaluating the provisions of ASU 2017-04 to determine how its goodwill impairment testing will be impacted and whether it may elect to adopt ASU 2017-04 prior to the stated effective date.

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting.” ASU 2017-19 clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. This pronouncement is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted, and is applied prospectively to changes in terms or conditions of awards occurring on or after the adoption date. The Company is evaluating the impact of the adoption of this guidance on its financial statements but does not expect it to have a material impact.

Reclassification of Prior Period Balances

Certain reclassifications have been made to prior period amounts to conform to the current-year presentation including the reporting of provision for doubtful accounts as a separate line item on the Unaudited Condensed Consolidated Statements of Income. These reclassifications have no effect on the reported net income for the three and nine months ended September 30, 2017 and 2016.

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

3. Acquisitions

On April 24, 2017, the Company entered into a definitive securities purchase agreement with HB Management Group, Inc. to purchase Options Services, Inc. d/b/a Options Home Care (“Options Home Care”). On August 1, 2017, the Company completed its acquisition of all the outstanding securities of Options Home Care for a total purchase price of $22.6 million (the “Options Purchase Price”). Options Home Care is a provider of personal care services in more than 20 counties in New Mexico and the acquisition expands the footprint of the Company’s existing operations in the state. The related acquisition costs, included in general and administrative expenses on the Company’s Unaudited Condensed Consolidated Statements of Income, were $0.7 million and were expensed as incurred. The results of Options Home Care are included on the Company’s Unaudited Condensed Consolidated Statements of Income from the date of the acquisition.

The Company’s acquisition of Options Home Care has been accounted for in accordance with ASC Topic 805, “Business Combinations,” and the resulting goodwill and other intangible assets was accounted for under ASC Topic 350, “Goodwill and Other Intangible Assets.” The acquisition was recorded at its fair value as of August 1, 2017. Under business combination accounting, the Options Purchase Price was $22.6 million and was allocated to Options Home Care’s net tangible and identifiable intangible assets based on their estimated fair values. Based upon management’s valuation, which is preliminary and subject to completion of valuation analysis, the total purchase price has been allocated as follows:

Total (Amounts in Thousands)
Goodwill	$17,915
Identifiable intangible assets	4,163
Accounts receivable	995
Cash	205
Other assets	41
Accrued liabilities	(695)

Total purchase price allocation	$22,624

Management’s assessment of qualitative factors affecting goodwill for Options Home Care includes: estimates of market share at the date of purchase; ability to grow in the market; synergy with existing Company operations; and the presence of managed care payors in the market.

Identifiable intangible assets acquired consist of trade name and customer relationships (see Note 1 for estimated useful lives of the Company’s identifiable intangible assets). The estimated fair value of identifiable intangible assets was determined with the assistance of a valuation specialist. The goodwill and intangible assets acquired are deductible for tax purposes.

The Options Home Care acquisition accounted for $3.3 million of net service revenues and $0.2 million of net income for both the three and nine months ended September 30, 2017.

The following table contains unaudited pro forma condensed consolidated income statement information of the Company had the acquisition of Options Home Care closed on January 1, 2016.

	For the Three Months Ended September 30, (Amounts in Thousands)
	2017	2016
Net service revenues	$110,288	$108,859
Operating income	5,964	2,563
Net income	3,509	1,765
Net income per common share
Basic income per share	$0.31	$0.16

Diluted income per share	$0.30	$0.15

	For the Nine Months Ended September 30, (Amounts in Thousands)
	2017	2016
Net service revenues	$326,028	$313,425
Operating income	19,785	8,116
Net income	11,083	4,880
Net income per common share
Basic income per share	$0.97	$0.44

Diluted income per share	$0.95	$0.43

The pro forma disclosures in the table above include adjustments for amortization of intangible assets, tax expense, and acquisition costs to reflect results that are more representative of the combined results of the transactions as if Options Home Care had been acquired effective January 1, 2016. This pro forma information is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred. In addition, future results may vary significantly from the results reflected in the pro forma information. The unaudited pro forma financial information does not reflect the impact of future events that may occur after the acquisition, such as anticipated cost savings from operating synergies.

4. Goodwill and Intangible Assets

A summary of the goodwill activity for the nine months ended September 30, 2017 is provided below:

Goodwill (Amounts in Thousands)
Goodwill, at December 31, 2016	$73,906
Additions for acquisitions	17,915
Adjustments to previously recorded goodwill	—

Goodwill, at September 30, 2017	$91,821

The carrying amount and accumulated amortization of each identifiable intangible asset category consisted of the following as of September 30, 2017 and December 31, 2016:

	Customer and referral relationships	Trade names and trademarks	State licenses	Non- competition agreements	Total
	(Amounts in Thousands)
Gross balance at December 31, 2016	$34,672	$13,261	$150	$2,155	$50,238
Accumulated amortization	(26,766)	(6,296)	—	(1,763)	(34,825)

Net Balance at December 31, 2016	$7,906	$6,965	$150	$392	$15,413

Gross balance at January 1, 2017	$34,672	$13,261	$150	$2,155	$50,238
Additions for acquisitions	3,291	872	—	—	4,163
Accumulated amortization	(28,640)	(7,673)	—	(1,845)	(38,158)

Net Balance at September 30, 2017	$9,323	$6,460	$150	$310	$16,243

Amortization expense related to the identifiable intangible assets amounted to $1.2 million and $3.3 million for the three and nine months ended September 30, 2017, respectively, and $1.3 million and $3.6 million for the three and nine months ended September 30, 2016, respectively. Goodwill, certificates of need, and state licenses are not amortized pursuant to ASC Topic 350.

5. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consisted of the following:

	September 30, 2017	December 31, 2016
	(Amounts in Thousands)
Prepaid health insurance (1)	$3,124	$2,238
Prepaid workers’ compensation and liability insurance	833	1,190
Prepaid rent	489	568
Workers’ compensation insurance receivable	592	747
Other	1,229	1,255

	$6,267	$5,998

Accrued expenses consisted of the following:

	September 30, 2017	December 31, 2016
	(Amounts in Thousands)
Accrued payroll	$21,708	$17,509
Accrued workers’ compensation insurance	13,008	12,823
Accrued health insurance (1)	6,106	4,092
Indemnification reserve (2)	419	419
Accrued payroll taxes	1,403	1,747
Accrued professional fees	971	1,485
Accrued severance (3)	879	1,326
Accrued restructuring (4)	1,099	1,786
Other	1,349	1,416

	$46,942	$42,603

(1)	The Company provides health insurance coverage to qualified union employees providing personal care services in Illinois through a Taft-Hartley multi-employer health and welfare plan under Section 302(c)(5) of the Labor Management Relations Act of 1947. The Company’s insurance contributions equal the amount reimbursed by the State of Illinois. Contributions are due within five business days from the date the funds are received from the State of Illinois. Amounts due of $2.6 million and $2.2 million for health insurance reimbursements and contributions were reflected in prepaid insurance and accrued insurance as of September 30, 2017 and December 31, 2016, respectively.
(2)	As a condition of the sale of substantially all of the assets used in the Company’s home health business to subsidiaries of LHC Group, Inc. (“LHCG”) in February 2013, the Company is responsible for any adjustments to Medicare and Medicaid billings prior to the closing. In connection with an internal evaluation of the Company’s billing processes, the Company discovered documentation errors in a number of claims that it had submitted to Medicare. Consistent with applicable law, the Company voluntarily remitted $1.8 million to the U.S. government in March 2014. As of September 30, 2017, the Company, using its best judgment, has estimated a total of $0.4 million for billing adjustments for 2013, 2012 and 2011 services which may be subject to Medicare audits.
(3)	Accrued severance represents amounts payable to terminated employees with employment and/or separation agreements with the Company.
(4)	Accrued restructuring includes reserves for lease commitments related to the closure of three adult day services centers in Illinois during the third quarter of 2016.

6. Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2017	December 31, 2016
	(Amounts in Thousands)
Term loan under the new credit facility	$45,000	$—
Term loan under the terminated credit facility	—	24,063
Capital leases	1,366	2,433
Less unamortized issuance costs	(2,587)	(1,483)

Total	$43,779	$25,013
Less current maturities	(3,407)	(2,531)

Long-term debt	$40,372	$22,482

In accordance with ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” the Company has classified the debt issuance costs as current portion of long-term debt or long-term debt, less current portion as of September 30, 2017 and December 31, 2016.

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

In July 2017, the Company drew a total of $30.0 million on the revolving credit line under the new credit facility primarily to fund the acquisition of Options Home Care. The Company repaid the balance in August 2017. As of September 30, 2017, the Company had a total of $45.0 million of term loans outstanding on the new credit facility and the total availability under the revolving credit loan facility was $97.9 million.

The Credit Agreement contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The Credit Agreement also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum fixed charge coverage ratio, a requirement to stay below a maximum senior leverage ratio and a requirement to stay below a maximum permitted amount of capital expenditures, as well as restrictions on guarantees, indebtedness, liens, investments and loans, subject to customary carve outs, a restriction on dividends (provided that Addus HealthCare may make distributions to the Company in an amount that does not exceed $5.0 million in any year absent of an event of default, plus limited exceptions for tax and administrative distributions), a restriction on the ability to consummate acquisitions in amounts exceeding $60.0 million individually and $80.0 million in the aggregate each year (in each case, without the consent of the lenders), restrictions on mergers, dispositions of assets, and affiliate transactions, and restrictions on fundamental changes and lines of business. As of September 30, 2017, the Company was in compliance with all of its Credit Agreement covenants.

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

7. Income Taxes

A reconciliation of the statutory federal tax rate of 35.0% for the three and nine months ended September 30, 2017 and 34.3% for the three and nine months ended September 30, 2016 is summarized as follows:

	Three Months Ended September 30,
	2017	2016
Federal income tax at statutory rate	35.0%	34.3%
State and local taxes, net of federal benefit	4.4	5.2
Jobs tax credits, net	(7.7)	(27.5)
Nondeductible permanent items	0.5	2.6
Other	0.0	0.0

Effective income tax rate	32.2%	14.6%

	Nine Months Ended September 30,
	2017	2016
Federal income tax at statutory rate	35.0%	34.3%
State and local taxes, net of federal benefit	4.9	5.2
Jobs tax credits, net	(7.5)	(16.5)
Nondeductible meals and entertainment	0.5	2.2
Other	(0.8)	0.0

Effective income tax rate	32.1%	25.2%

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

On May 4, 2016, the Company, together with 59 other social service and healthcare providers in the State of Illinois, filed an action in the Circuit Court of Cook County, Illinois against certain individuals in their official capacities as agents of the Illinois Department of Human Services, the Illinois Department on Aging, the Illinois Department of Public Health, the Illinois Department of HealthCare and Family Services, the Illinois Criminal Justice Information Authority, the Illinois Department of Corrections and the Illinois Department of Central Management Services, including the Governor of Illinois. On July 20, 2016, a third amended complaint was filed by the plaintiffs, who now comprise 97 similarly situated providers and provider organizations. In the action, the plaintiffs, including the Company, allege to have entered into contracts with the various defendants based in part on the Governor’s proposed budget, which provided for funding for the services to be provided by plaintiffs thereunder. The Governor subsequently vetoed all of the relevant appropriations bills on June 25, 2015 and again vetoed an appropriations bill that included funding for the contracts on June 10, 2016. While the defendant officer and agency heads have continued to enforce such contracts, since August 1, 2016, the Company received an aggregate of approximately $65.4 million in payments from the State of Illinois from the stopgap budget enacted on June 30, 2016. In those actions, plaintiffs alleged the defendant officers and agency heads acted beyond the scope of their legal authority in entering into and enforcing contracts with no intent to perform under such contracts by failing to pay amounts due thereunder when due. The action also alleged that the Governor of Illinois’ vetoes of appropriations for such contracts violated the Illinois Constitution. Plaintiffs sought injunctive relief to payment of overdue bills to prevent irreparable harm, including imperiling the State of Illinois’s infrastructure for delivery of human services. On August 31, 2016, the Circuit Court denied plaintiffs’ petitions for declaratory and injunctive relief and dismissed the actions with prejudice. Plaintiffs timely filed a notice of appeal on September 30, 2016, and on June 15, 2017, the Appellate Court of Illinois affirmed the Circuit Court’s dismissal of the plaintiffs’ third amended complaint. The plaintiffs elected not to pursue any further appeals, and in July 2017, the Company began receiving delayed payments from the State of Illinois for services provided in prior state fiscal years. As of September 30, 2017, with the exception of normal levels of disputed claims, the Company has been paid for all claims from prior state fiscal years.

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

9. Severance and Restructuring

In 2016, the Company initiated steps to streamline its operations. The Company incurred total expenses related to these initiatives of approximately $0.6 million and $1.5 million for the three and nine months ended September 30, 2017, respectively, and approximately $4.0 million and $8.3 million for the three and nine months ended September 30, 2016, respectively. These costs are included in general and administrative expenses on the Unaudited Condensed Consolidated Statements of Income. The Company expects some additional restructuring and other costs to occur, however, the amount and timing cannot be determined at this time. The expenses recorded for the three and nine months ended September 30, 2017 primarily included costs related to terminated employees, fees related to termination of professional services relationships, other contract termination costs and asset write-offs. The expenses recorded for the three and nine months ended September 30, 2016 included costs related to terminated employees and other direct costs including contract termination costs, accelerated depreciation and asset write-offs.

The following provides the components of and changes in our severance and restructuring accruals:

	Employee Termination Costs	Restructuring and Other Costs
	(Amounts in Thousands)
Balance at December 31, 2016	$1,326	$1,786
Provision	993	551
Utilization	(1,440)	(1,238)

Balance at September 30, 2017	$879	$1,099

Employee termination costs represent accrued severance payable to terminated employees with employment and/or separation agreements with the Company. The terminations resulted mainly from changes made to the executive leadership team during the nine months ended September 30, 2017 and 2016.

Restructuring and other costs for the nine months ended September 30, 2017 primarily consisted of fees for the termination of professional services relationships, other contract termination costs and asset write-offs. For the nine months ended September 30, 2016, restructuring and other costs consisted of fees for the termination of an employee incentive program, costs related to lease commitments and write-offs of leasehold improvements, unused office space and property and equipment resulting from the closure of three adult day services centers in Illinois, and fees for the termination of various contracts with outside vendors.

The aforementioned accruals are included in Accrued Expenses on the Unaudited Condensed Consolidated Balance Sheets and the aforementioned expenses are included in General and Administrative Expenses on the Unaudited Condensed Consolidated Statements of Income.

10. Significant Payors

A substantial portion of the Company’s net service revenues and accounts receivable are derived from services performed for federal, state and local governmental agencies. The Illinois Department on Aging accounted for 36.6% and 42.6% of the Company’s net service revenues for the three months ended September 30, 2017 and 2016, respectively, and 36.6% and 43.6% of the Company’s net service revenues for the nine months ended September 30, 2017 and 2016, respectively.

The related receivables due from the Illinois Department on Aging represented 36.7% and 55.4% of the Company’s accounts receivable at September 30, 2017 and December 31, 2016, respectively.

The State of Illinois’s payments have been delayed in the past and may continue to be delayed in the future due to budget disputes that began in 2015. The State of Illinois did not adopt a comprehensive budget for fiscal year 2016, which ended on June 30, 2016, or a comprehensive budget for fiscal year 2017, which ended on June 30, 2017. On July 6, 2017, the State of Illinois passed a balanced state budget for fiscal year 2018, which began on July 1, 2017. With this budget, the Illinois Department on Aging is authorized to pay for the Non-Medicaid consumers the Company served in prior fiscal years. In July 2017, the Company began receiving delayed payments. As of September 30, 2017, the Company has been paid for substantially all claims from prior state fiscal years.

11. Concentration of Cash

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash. The Company maintains cash with financial institutions which, at times, may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk on cash.

12. Subsequent Events

On October 1, 2017, the Company sold its 10% membership interests in two joint ventures with LHCG, which were reported as Investments in Joint Ventures on the Company’s Unaudited Condensed Consolidated Balance Sheet at September 30, 2017.

On October 1, 2017, the Company entered into an Asset Purchase Agreement with Community Partnered Resources, Inc. d/b/a Sun Cities CareGivers/Sun Cities Homecare (“Sun Cities”) pursuant to which the Company acquired substantially all of the assets of Sun Cities.

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

Overview

We operate as one business segment and are a provider of comprehensive personal care services, which are provided principally in the home. Our personal care services provide assistance with activities of daily living. Our consumers are primarily persons who are at risk of hospitalization or institutionalization, such as the elderly, chronically ill and disabled. Our payor clients include federal, state and local governmental agencies, managed care organizations, commercial insurers and private individuals. As of September 30, 2017, we provided personal care services to approximately 35,000 consumers through 114 locations across 24 states. For the nine months ended September 30, 2017 and 2016, we served approximately 49,000 and 45,000 discrete consumers, respectively.

A summary of our financial results for the three and nine months ended September 30, 2017 and 2016 is provided in the table below:

	For the Three Months Ended September 30,
	2017	2016
	(Amounts in Thousands)
Net service revenues	$108,592	$103,502
Net income	3,408	1,699
Total assets	267,901	230,440

	For the Nine Months Ended September 30,
	2017	2016
	(Amounts in Thousands)
Net service revenues	$313,758	$297,032
Net income	10,366	4,456
Total assets	267,901	230,440

Our services are predominantly provided in the home under agreements with state and local government agencies. Our consumers are predominately “dual eligible,” meaning they are eligible to receive both Medicare and Medicaid benefits. The federal government permits states to initiate dual eligible demonstration programs and other managed Medicaid initiatives designed to coordinate the services provided through Medicare and Medicaid, with the overall objective of improving care quality and reducing costs. States are increasingly implementing managed care programs to deliver healthcare services to Medicaid enrollees. Managed care organizations have an economic incentive to better manage the healthcare expenditures of their membership, and therefore seek to provide care in a more cost-effective setting, such as a patient’s home. Managed care revenues accounted for 34.0% and 25.8% of our revenue mix during the three months ended September 30, 2017 and 2016, respectively, and 32.5% and 24.4% of our revenue mix during the nine months ended September 30, 2017 and 2016, respectively.

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

The personal care services we provide include assistance with bathing, grooming, oral care, assistance with feeding and dressing, medication reminders, meal planning and preparation, housekeeping, and transportation services and other activities of daily living. We provide these non-medical services on a long-term, continuous basis, with an average duration of approximately 26 months per consumer.

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

In addition to our focus on organic growth, we have been growing through acquisitions, which have expanded our presence in current markets or which have facilitated our entry into new markets where the personal care business has been moving to managed care organizations.

On April 24, 2017, we entered into a definitive securities purchase agreement with HB Management Group, Inc. to purchase Options Services, Inc. d/b/a Options Home Care (“Options Home Care”). On August 1, 2017, we completed our acquisition of all the outstanding securities of Options Home Care for a total purchase price $22.6 million. Options Home Care is a provider of personal care services in more than 20 counties in New Mexico and the acquisition expands the footprint of our existing operations in the state.

On October 1, 2017, we sold our 10% membership interests in two joint ventures with LHCG, which were reported as Investments in Joint Ventures on our Unaudited Condensed Consolidated Balance Sheet at September 30, 2017.

On October 1, 2017, we entered into an Asset Purchase Agreement with Community Partnered Resources, Inc. d/b/a Sun Cities CareGivers/Sun Cities Homecare (“Sun Cities”) pursuant to which we acquired substantially all of the assets of Sun Cities.

Business

As of September 30, 2017, we provided our personal care services through 114 locations across 24 states.

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

For the three and nine months ended September 30, 2017 and 2016 our payor revenue mix was:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
State, local and other governmental programs	63.6%	70.8%	64.8%	72.0%
Managed care organizations	34.0	25.8	32.5	24.4
Private pay	1.8	2.3	2.0	2.5
Commercial insurance	0.6	1.1	0.7	1.1

	100.0%	100.0%	100.0%	100.0%

We derive a significant amount of our net service revenues from our operations in Illinois, which represented 52.3% and 53.0% of our total net service revenues for the three months ended September 30, 2017 and 2016, respectively. Net service revenues from our operations in Illinois represented 52.7% and 53.8% of our total net service revenues for the nine months ended September 30, 2017 and 2016, respectively.

A significant amount of our net service revenues are derived from one payor client, the Illinois Department on Aging, which accounted for 36.6% and 42.6% of our total net service revenues for the three months ended September 30, 2017 and 2016, respectively. The Illinois Department on Aging accounted for 36.6% and 43.6% of our total net service revenues for the nine months ended September 30, 2017 and 2016, respectively.

The State of Illinois’s payments have been delayed in the past and may continue to be delayed in the future due to budget disputes that began in 2015. The State of Illinois did not adopt a comprehensive budget for fiscal year 2016, which ended on June 30, 2016, or a comprehensive budget for fiscal year 2017, which ended on June 30, 2017. On July 6, 2017, the State of Illinois passed a balanced budget for state fiscal year 2018, which began on July 1, 2017. With this budget, the Illinois Department on Aging is authorized to pay for the Non-Medicaid consumers we served in prior fiscal years. In July 2017, we began receiving delayed payments. As of September 30, 2017, we have been paid for substantially all claims from prior state fiscal years.

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

In 2016, we initiated steps to streamline our operations. We incurred total expenses related to these initiatives of approximately $0.6 million and $1.5 million for the three and nine months ended September 30, 2017, and approximately $4.0 million and $8.3 million for the three and nine months ended September 30, 2016, respectively. These costs are included in general and administrative expenses. We expect some additional restructuring and other costs to occur, however, the amount and timing cannot be determined at this time. The expenses recorded for the three and nine months ended September 30, 2017 included costs related to terminated employees and fees related to termination of professional services relationships, other contract termination costs and asset write-offs. The expenses recorded for the three and nine months ended September 30, 2016 included costs related to terminated employees and other direct costs including contract termination costs, accelerated depreciation and asset write-offs.

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

Interest Income

Illinois law entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received. For the three and nine months ended September 30, 2017 and 2016, we did not receive any prompt payment interest.

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

Other Income

For the three and nine months ended September 30, 2017, other income of $64,000 and $0.2 million, respectively, consisted of income distributions received from the cost method investments in joint ventures, which were sold on October 1, 2017. For the three and nine months ended September 30, 2016, we recorded $0.1 million of other income. We accounted for this income in accordance with Accounting Standards Codification (“ASC”) Topic 325, “Investments—Other.” and recognized the net accumulated earnings only to the extent distributed by the joint ventures on the date received.

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. Our federal statutory rate was 35.0% and 34.3% for the three months ended September 30, 2017 and 2016, respectively, and 35.0% and 34.3% for the nine months ended September 30, 2017 and 2016, respectively. The effective income tax rate was 32.2% and 14.6% for the three months ended September 30, 2017 and 2016, respectively, and 32.1% and 25.2% for the nine months ended September 30, 2017 and 2016, respectively. The difference between federal statutory and effective income tax rates is principally due to the inclusion of state taxes and the use of federal employment tax credits that lower our effective tax rate.

Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

The following table sets forth, for the periods indicated, our unaudited condensed consolidated results of operations.

	For the Three Months Ended September 30,
	2017		2016		Change
	Amount	% Of Net Service Revenue	Amount	% Of Net Service Revenue	Amount	%
	(Amounts in Thousands, Except Percentages)
Net service revenues	$108,592	100.0%	$103,502	100.0%	$5,090	4.9%
Cost of service revenues	79,539	73.2	76,079	73.5	3,460	4.5

Gross margin	29,053	26.8	27,423	26.5	1,630	5.9
General and administrative expenses	19,359	17.8	21,299	20.6	(1,940)	(9.1)
Depreciation and amortization	1,781	1.7	1,721	1.7	60	3.5
Provision for doubtful accounts	2,106	1.9	1,908	1.8	198	10.4

Total operating expenses	23,246	21.4	24,928	24.1	(1,682)	(6.7)

Operating income	5,807	5.4	2,495	2.4	3,312	132.7

Interest income	(30)	—	(16)	—	(14)	87.5
Interest expense	870	0.8	648	0.6	222	34.3

Total interest expense, net	840	0.8	632	0.6	208	32.9
Other income	64	—	126	0.1	(62)	(49.2)

Income before income taxes	5,031	4.6	1,989	1.9	3,042	152.9
Income tax expense	1,623	1.5	290	0.3	1,333	459.7

Net income	$3,408	3.1	$1,699	1.6	$1,709	100.6

Business Metrics (Actual Numbers, Except Billable Hours in Thousands)
Average billable census (1)	34,935		34,292		643	1.9%
Billable hours (2)	6,049		5,972		77	1.3
Average billable hours per census per month	57.7		58.1		(0.4)	(0.7)
Billable hours per business day	93,054		90,490		2,564	2.8
Revenues per billable hour	$17.95		$17.33		$0.62	3.6%

(1)	Average billable census is the number of unique clients receiving a billable service during a period.
(2)	Billable hours is the total number of hours provided to clients during a period.

Net service revenues from federal, state, local and other governmental programs accounted for 63.6% and 70.8% of net service revenues for the three months ended September 30, 2017 and 2016, respectively. Managed care organizations accounted for 34.0% and 25.8% of net service revenues for the three months ended September 30, 2017 and 2016, respectively, with commercial insurance payors and private pay accounting for the remainder of net service revenues. A significant amount of our net service revenues for the three months ended September 30, 2017 and 2016 were derived from one payor client, the Illinois Department on Aging, which accounted for 36.6% and 42.6% respectively, of our total net service revenues.

Net service revenues increased by $5.1 million, or 4.9%, to $108.6 million for the three months ended September 30, 2017 compared to $103.5 million for the same period in 2016. The increase was primarily due to a 1.9% increase in average billable census and a 3.6% increase in revenues per billable hour in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.

Gross margin increased to 26.8% for the three months ended September 30, 2017, compared to 26.5% for the same period in 2016. This increase was primarily due to our sale of the lower margin three adult day services centers in March 2017.

General and administrative expenses, expressed as a percentage of net service revenues decreased to 17.8% for the three months ended September 30, 2017, from 20.6% for the three months ended September 30, 2016. General and administrative expenses decreased to $19.4 million as compared to $21.3 million for the three months ended September 30, 2017 and 2016, respectively. The decrease in general and administrative expenses was primarily due to a decrease in severance and restructuring costs in the total amount of $3.3 million resulting from streamlining our operations and costs saving initiatives, which was offset by an increase in administrative employee wages, taxes and benefit costs of $0.7 million and an increase in acquisition expenses of $0.6 million.

Depreciation and amortization expense amounted to $1.8 million and $1.7 million for the three months ended September 30, 2017 and 2016, respectively. Amortization of intangibles, which are principally amortized using accelerated methods, totaled $1.2 million and $1.3 million for the three months ended September 30, 2017 and 2016, respectively.

Provision for doubtful accounts increased by $0.2 million to $2.1 million for the three months ended September 30, 2017 compared to $1.9 million for the same period in 2016. The increase was primarily due to additional reserves needed as a result of the general increase in our overall business.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

The following table sets forth, for the periods indicated, our unaudited condensed consolidated results of operations.

	For the Nine Months Ended September 30,
	2017		2016		Change
	Amount	% Of Net Service Revenue	Amount	% Of Net Service Revenue	Amount	%
	(Amounts in Thousands, Except Percentages)
Net service revenues	$313,758	100.0%	$297,032	100.0%	$16,726	5.6%
Cost of service revenues	228,877	72.9	219,594	73.9	9,283	4.2

Gross margin	84,881	27.1	77,438	26.1	7,443	9.6
General and administrative expenses	57,239	18.2	59,864	20.1	(2,625)	(4.4)
Gain on sale of adult day services centers	(2,065)	(0.6)	—	—	(2,065)
Depreciation and amortization	4,811	1.5	4,943	1.7	(132)	(2.7)
Provision for doubtful accounts	6,208	2.0	5,089	1.7	1,119	22.0

Total operating expenses	66,193	21.1	69,896	23.5	(3,703)	(5.3)

Operating income	18,688	6.0	7,542	2.6	11,146	147.8

Interest income	(50)	—	(46)	—	(4)	8.7
Interest expense	3,629	1.2	1,760	0.6	1,869	106.2

Total interest expense, net	3,579	1.2	1,714	0.6	1,865	108.8
Other income	165	0.1	126	—	39	31.0

Income before income taxes	15,274	4.9	5,954	2.0	9,320	156.5
Income tax expense	4,908	1.6	1,498	0.5	3,410	227.6

Net income	$10,366	3.3	$4,456	1.5	$5,910	132.6

Business Metrics (Actual Numbers, Except Billable Hours in Thousands)
Average billable census	35,176		33,893		1,283	3.8%
Billable hours	17,685		17,154		531	3.1
Average billable hours per census per month	55.9		56.2		(0.3)	(0.5)
Billable hours per business day	90,692		87,522		3,170	3.6
Revenues per billable hour	$17.74		$17.32		$0.42	2.4%

(1)	Average billable census is the number of unique clients receiving a billable service during a period.
(2)	Billable hours is the total number of hours provided to clients during a period.

Net service revenues from federal, state, local and other governmental programs accounted for 64.8% and 72.0% of net service revenues for the nine months ended September 30, 2017 and 2016, respectively. Managed care organizations accounted for 32.5% and 24.4% of net service revenues for the nine months ended September 30, 2017 and 2016, respectively, with commercial insurance payors and private pay accounting for the remainder of net service revenues. A significant amount of our net service revenues for the nine months ended September 30, 2017 and 2016 were derived from one payor client, the Illinois Department on Aging, which accounted for 36.6% and 43.6% respectively, of our total net service revenues.

Net service revenues increased $16.8 million, or 5.6%, to $313.8 million for the nine months ended September 30, 2017 compared to $297.0 million for the same period in 2016. The increase was primarily due to a 3.8% increase in average billable census and a 2.4% increase in revenues per billable hour in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.

Gross margin increased to 27.1% for the nine months ended September 30, 2017, compared to 26.1% for the nine months ended September 30, 2016. This increase was primarily due to a $2.8 million reduction in direct service costs associated with salaries and benefits, travel mileage and unbillable errand miles, and our sale of the lower margin three adult day services centers.

General and administrative expenses, expressed as a percentage of net service revenues decreased to 18.2% for the nine months ended September 30, 2017, from 20.1% for the nine months ended September 30, 2016. General and administrative expenses decreased to $57.2 million as compared to $59.9 million for the nine months ended September 30, 2017 and 2016, respectively. The decrease in general and administrative expenses was primarily due to a decrease in severance and restructuring costs in the total amount of $6.7 million and a decrease in telephone expenses of $0.8 million. These decreases were offset by an increase in administrative employee wages, taxes and benefit costs of $4.4 million, an increase in acquisition expenses of $0.6 million and an increase in stock-based compensation of $0.6 million.

Depreciation and amortization expense decreased slightly to $4.8 million for the nine months ended September 30, 2017 as compared to $4.9 million for the nine months ended September 30, 2016. Amortization of intangibles, which are principally amortized using accelerated methods, totaled $3.3 million and $3.6 million for the nine months ended September 30, 2017 and 2016, respectively.

Provision for doubtful accounts increased by $1.1 million to $6.2 million for the nine months ended September 30, 2017 compared to $5.1 million for the same period in 2016. The increase was primarily due to additional reserves needed for certain managed care organizations and the general increase in our overall business.

Interest Income

Illinois law entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received. For the three and nine months ended September 30, 2017 and 2016, we did not receive any prompt payment interest.

Interest Expense

Interest expense increased to $0.9 million from $0.6 million for the three months ended September 30, 2017 as compared to the same period in 2016, primarily due to the higher outstanding term loan balance under our new senior secured credit facility. For the nine months ended September 30, 2017 as compared to September 30, 2016, interest expense increased to $3.6 million from $1.8 million, respectively, primarily due to the write-off of the unamortized debt issuance costs in the amount of $1.3 million upon the termination of our Terminated Senior Secured Credit Facility on May 8, 2017, as well as increased interest expense due to the higher outstanding term loan balance under our new senior secured credit facility. See Note 6 to the Notes to Condensed Consolidated Financial Statements (Unaudited) Long-Term Debt for additional information.

Other Income

For the three and nine months ended September 30, 2017, other income of $64,000 and $0.2 million, respectively, consisted of income distributions received from the cost method investments in joint ventures, which were sold on October 1, 2017. For the three and nine months ended September 30, 2016, we recorded other income of 0.1 million. We accounted for this income in accordance with ASC Topic 325, “Investments—Other.” and recognized the net accumulated earnings only to the extent distributed by the joint ventures on the date received.

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. Our federal statutory rate was 35.0% and 34.3% for the three months ended September 30, 2017 and 2016, respectively, and 35.0% and 34.3% for the nine months ended September 30, 2017 and 2016, respectively. The effective income tax rate was 32.2% and 14.6% for the three months ended September, 2017 and 2016, respectively, and 32.1% and 25.2% for the nine months ended September 30, 2017 and 2016, respectively. The difference between our federal statutory and effective income tax rates are principally due to the inclusion of state taxes and the use of federal employment tax credits that lower our effective tax rate.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash from operations and borrowings under our new credit facility. As described below under “Senior Secured Credit Facility”, we entered into a new credit facility on May 8, 2017 that replaced our Terminated Senior Secured Credit Facility (see “—Terminated Senior Secured Credit Facility” below). At September 30, 2017 and December 31, 2016, we had cash balances of $45.7 million and $8.0 million, respectively.

As of September 30, 2017, we had a total of $45.0 million outstanding on our new credit facility. After giving effect to the amount drawn on our new credit facility, approximately $11.9 million of outstanding letters of credit as of September 30, 2017, and borrowing limits based on an advance multiple of adjusted EBITDA, we had $97.9 million available for borrowing under our new credit facility as of September 30, 2017.

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

Cash flows from operating activities represent the inflow of cash from our payor clients and the outflow of cash for payroll and payroll taxes, operating expenses, interest and taxes. Due to its revenue deficiencies as well as budget and financing issues, from time to time the State of Illinois has reimbursed us on a delayed basis with respect to our various agreements including with our largest payor, the Illinois Department on Aging. The open receivable balance from the State of Illinois decreased by $25.7 million from $69.3 million as of December 31, 2016 to $43.6 million as of September 30, 2017.

The State of Illinois’s payments have been delayed in the past and may continue to be delayed in the future due to budget disputes that began in 2015. The State of Illinois did not adopt a comprehensive budget for fiscal year 2016, which ended on June 30, 2016, or a comprehensive budget for fiscal year 2017, which ended on June 30, 2017. On July 6, 2017, the State of Illinois passed a balanced budget for state fiscal year 2018, which began on July 1, 2017. With this budget, the Illinois Department on Aging is authorized to pay for the Non-Medicaid consumers we served in prior fiscal years. In July 2017, we began receiving delayed payments. As of September 30, 2017, we have been paid for substantially all claims from prior state fiscal years.

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

In July 2017, we drew a total of $30.0 million on the revolving credit line under the new credit facility primarily to fund the acquisition of Options Home Care. We repaid the balance in August 2017. As of September 30, 2017, we had a total of $45.0 million of term loans outstanding on the new credit facility and the total availability under the revolving credit loan facility was $97.9 million.

The Credit Agreement contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The Credit Agreement also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum fixed charge coverage ratio, a requirement to stay below a maximum senior leverage ratio and a requirement to stay below a maximum permitted amount of capital expenditures, as well as restrictions on guarantees, indebtedness, liens, investments and loans, subject to customary carve outs, a restriction on dividends (provided that Addus HealthCare may make distributions to us in an amount that does not exceed $5.0 million in any year absent of an event of default, plus limited exceptions for tax and administrative distributions), a restriction on the ability to consummate acquisitions in amounts exceeding $60.0 million individually and $80.0 million in the aggregate each year (in each case, without the consent of the lenders), restrictions on mergers, dispositions of assets, and affiliate transactions, and restrictions on fundamental changes and lines of business. As of September 30, 2017, we were in compliance with all of our Credit Agreement covenants.

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

Cash Flows

The following table summarizes changes in our cash flows for the nine months ended September 30, 2017 and 2016:

	For the Nine Months Ended September 30,
	2017	2016
	(Amounts in Thousands)
Net cash provided by operating activities	$42,578	$30,991
Net cash used in investing activities	(23,108)	(21,617)
Net cash provided by financing activities	18,205	25,968

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Net cash provided by operating activities was $42.6 million for the nine months ended September 30, 2017, compared to cash provided by operating activities of $31.0 million for the same period in 2016. This increase in cash provided by operations was primarily due to significant receipts on accounts receivable from the State of Illinois for our services provided through June 30, 2017 under its balanced budget passed on July 6, 2017.

Net cash used in investing activities was $23.1 million for the nine months ended September 30, 2017 compared to cash used in investing activities of $21.6 million for the nine months ended September 30, 2016. Our investing activities for the nine months ended September 30, 2017 consisted of $2.4 million in proceeds from the sale of three adult day services centers, $22.4 million for the acquisition of Options Home Care, net of cash acquired, and $3.1 million in purchases of property and equipment primarily related to new office space and investments in our technology infrastructure. Our investing activities for the nine months ended September 30, 2016 consisted of $20.4 million for the acquisition of South Shore Home Health Services, Inc. (“South Shore”) and certain of its affiliated entities (collectively, the “South Shore Acquisition”) completed on February 5, 2016 and $1.2 million in purchases of property and equipment related to new office space, investment in our technology infrastructure and vehicles for adult day centers.

Net cash provided by financing activities was $18.2 million for the nine months ended September 30, 2017 as compared to net cash provided by financing activities of $26.0 million for the nine months ended September 30, 2016. Our financing activities for the nine months ended September 30, 2017 were borrowings of $45.0 million on the term loan portion of our new senior secured credit facility, $30.0 million in draws and subsequent repayments on the revolver portion of our new senior secured credit facility, $20.0 million in draws and subsequent repayments on the revolver portion of our Terminated Senior Secured Credit Facility, $24.1 million of payments on the term loan portion of our Terminated Senior Secured Credit Facility, $1.2 million in cash received from exercise of stock options, $2.8 million payment for debt issuance costs under our new senior secured credit facility, and $1.1 million of payments on capital lease obligations. Our financing activities for the nine months ended September 30, 2016 were $52.0 million in draws on our Terminated Senior Secured Credit Facility to fund operations and the South Shore Acquisition, a full repayment of the revolving portion of our Terminated Senior Secured Credit Facility in the amount of $27.0 million, $3.0 million of cash received for the exercise of employee stock options, $0.8 million of payments on capital lease obligations, $0.6 million payments on the term loan portion of our Terminated Senior Secured Credit Facility, $0.5 million payment for debt issuance costs and a $0.1 million payment for the contingent earn-out obligation related to our December 1, 2013 acquisition of Coordinated Home Health Care, LLC.

Outstanding Accounts Receivable

Gross accounts receivable as of September 30, 2017 and December 31, 2016 were approximately $106.7 million and $124.4 million, respectively. Outstanding accounts receivable, net of the allowance for doubtful accounts, decreased by $20.7 million as of September 30, 2017 as compared to December 31, 2016. The decrease in net accounts receivable was primarily due to significant receipts on accounts receivable from the State of Illinois for our services provided through June 30, 2017 under its balanced budget passed on July 6, 2017.

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

The following tables detail our accounts receivable before reserves by payor category, showing Illinois governmental payors separately, and the related allowance amount at September 30, 2017 and December 31, 2016:

	September 30, 2017
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(Amounts in Thousands, Except Percentages)
Illinois governmental based programs	$29,939	$7,541	$798	$5,306	$43,584
Other state, local and other governmental programs	15,651	2,095	2,597	3,183	23,526
Managed care organizations	24,297	5,315	3,781	4,704	38,097
Private pay and commercial insurance	526	540	447	(24)	1,489

Total	$70,413	$15,491	$7,623	$13,169	$106,696

Aging % of total	66.0%	14.5%	7.1%	12.3%
Allowance for doubtful accounts					$10,361
Reserve as % of gross accounts receivable					9.7%

	December 31, 2016
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(Amounts in Thousands, Except Percentages)
Illinois governmental based programs	$40,727	$25,619	$1,418	$1,585	$69,349
Other state, local and other governmental programs	14,039	3,341	2,848	2,679	22,907
Managed care organizations	20,786	3,090	2,117	3,002	28,995
Private pay and commercial insurance	2,439	399	265	8	3,111

Total	$77,991	$32,449	$6,648	$7,274	$124,362

Aging % of total	62.8%	26.1%	5.3%	5.8%
Allowance for doubtful accounts					$7,363
Reserve as % of gross accounts receivable					5.9%

We calculate our days sales outstanding (“DSO”) by taking the accounts receivable outstanding net of the allowance for doubtful accounts divided by the total net service revenues for the last quarter, multiplied by the number of days in that quarter. Our DSOs were 82 days and 104 days at September 30, 2017 and December 31, 2016, respectively. The DSOs for our largest payor, the Illinois Department on Aging, at September 30, 2017 and December 31, 2016 were 90 days and 152 days, respectively. We may not receive payments on a consistent basis in the near term and our DSOs and the DSO for the Illinois Department on Aging may increase despite the State of Illinois’s enactment of a fiscal year 2018 budget on July 6, 2017. The increase in the reserve as a percentage of gross accounts receivable to 9.7% as of September 30, 2017 from 5.9% as of December 31, 2016 was attributable to additional reserves needed for managed care organizations and acquisition transitions.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

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

Revenue Recognition

The majority of our revenues for the three and nine months ended September 30, 2017 and 2016 were derived from Medicaid and Medicaid waiver programs under agreements with various state and local authorities. These agreements provide for a service term from one year to an indefinite term. Services are provided based on authorized hours, determined by the relevant state or local agency, at an hourly rate specified in the agreement or fixed by legislation and recognized in net service revenues as services are provided. Services to other payors, such as managed care organizations and commercial insurance or private clients, are provided at negotiated hourly rates and recognized in net service revenues as services are provided. We provide for appropriate allowances for uncollectible amounts at the time the services are rendered.

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

Illinois law entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, interest income. We did not receive any prompt payment interest for the three and nine months ended September 30, 2017 and 2016.

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

Goodwill

Our carrying value of goodwill is the residual of the purchase price over the fair value of the net assets acquired from various acquisitions including the acquisition of Addus HealthCare. In accordance with ASC Topic 350, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are not amortized. We test goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. We may use a qualitative test, known as “Step 0,” or a two-step quantitative method to determine whether impairment has occurred. We can elect to perform Step 0, an optional qualitative analysis, and based on the results skip the remaining two steps. In 2016, we elected to implement Step 0, and we were not required to conduct the remaining two steps. The results of our Step 0 assessment indicated that it was more likely than not that the fair value of our reporting unit exceeded its carrying value and therefore we concluded that there were no impairments for the year ended December 31, 2016. No impairment charges were recorded for the three and nine months ended September 30, 2017 or 2016.

Intangible Assets

We review our finite lived intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine if impairment exists, we compare the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset, generally determined by discounting the estimated future cash flows. No impairment charges were recorded for the year ended December 31, 2016 or the three and nine months ended September 30, 2017 or 2016.

We also have indefinite-lived assets that are not subject to amortization expense such as licenses and in certain states certificates of need to conduct specific operations within geographic markets. Our management has concluded that these assets have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and we intend to renew the licenses indefinitely. The licenses and certificates of need are tested annually for impairment, or whenever potential impairment triggers occur. No impairment charges were recorded for the year ended December 31, 2016 or the three and nine months ended September 30, 2017 or 2016.

Workers’ Compensation Program

Our workers’ compensation insurance program has a $0.4 million deductible component. We recognize our obligations associated with this program in the period the claim is incurred. The cost of both the claims reported and claims incurred but not reported, up to the deductible, have been accrued based on historical claims experience, industry statistics and an actuarial analysis performed by an independent third party. We monitor our claims quarterly and adjust our reserves accordingly. These costs are recorded primarily as the cost of services in the Unaudited Condensed Consolidated Statements of Income. As of September 30, 2017 and December 31, 2016, we recorded $0.6 million and $0.7 million, respectively, in workers’ compensation insurance recovery receivables and a corresponding increase in workers’ compensation liability. The workers’ compensation insurance recovery receivable is included in our prepaid expenses and other current assets on the Unaudited Condensed Consolidated Balance Sheets.

Interest Income

Illinois law entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received.

For the three and nine months ended September 30, 2017 and 2016, we did not receive any prompt payment interest.

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

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP and will be effective for us as of January 1, 2018. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method and we have selected the modified retrospective approach. The FASB has issued and may issue in the future, interpretative guidance, which may cause our evaluation to change. We have completed the initial review to determine the impact ASU 2014-09 and its subsequent updates will have on our Consolidated Financial Statements or financial statement disclosures upon adoption. Based on our continued review of contracts and revenue streams, we believe that the timing and measurement of revenue for our customers will be similar to our current revenue recognition model due to the structure of payor contracts which consists of a fixed reimbursement rate that is deemed earned upon completion of a defined service. In addition, we have made ongoing progress around process changes and system enhancements to ensure adherence to the new standard. During the third quarter of 2017, additional resources were retained to assist in the completion of the assessment, prepare specific contract analysis and document policy changes. The Company expects that the final evaluation of the impact and implementation of system enhancements will be completed during the fourth quarter of 2017.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which replaces existing leasing rules with a comprehensive lease measurement and recognition standard and expanded disclosure requirements. ASU 2016-02 will require lessees to recognize most leases on their balance sheets as liabilities, with corresponding “right-of-use” assets and is effective for annual reporting periods beginning after December 15, 2018, subject to early adoption. For income statement recognition purposes, leases will be classified as either a finance or an operating lease. We will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Upon initial evaluation, we believe that the new standard will have a material impact on our Consolidated Balance Sheets but it will not affect our liquidity. It has been determined that we will need to secure new software to account for the change in accounting for leases and are currently reviewing the software options available.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. Under the new standard, entities holding financial assets, including accounts receivables and net investment in leases that are not accounted for at fair value through net income are to be presented at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. ASU 2016-13 is effective as of January 1, 2020. Early adoption is permitted. We are currently evaluating the impact of ASU 2016-13.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This standard amends and adjusts how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and will require adoption on a retrospective basis unless impracticable. If impracticable we would be required to apply the amendments prospectively as of the earliest date possible. We are currently evaluating the impact that ASU 2016-15 will have on our statement of cash flows but do not expect it to have a material impact.

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The new guidance eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on the current Step 1). ASU 2017-04 is effective for annual and any interim impairment tests for periods beginning after December 15, 2019. We are currently evaluating the provisions of ASU 2017-04 to determine how our goodwill impairment testing will be impacted and whether we may elect to adopt ASU 2017-04 prior to the stated effective date.

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting.” ASU 2017-19 clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. This pronouncement is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted, and is applied prospectively to changes in terms or conditions of awards occurring on or after the adoption date. We are evaluating the impact of the adoption of this guidance on our financial statements but do not expect it to have a material impact.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. As of September 30, 2017, we had outstanding borrowings of $45.0 million on our new credit facility, all of which was subject to variable interest rates. If the variable rates on this debt were 100 basis points higher than the rate applicable to the borrowing during the three and nine month period ended September 30, 2017, our net income would have decreased by $0.1 million, or $0.01 per diluted share, and $0.3 million, or $0.03 per diluted share, for the respective periods. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control Over Financial Reporting

We continue to integrate application changes and acquisitions processes into our established internal control environment to effectively manage risk to the company and financial reporting efforts.

Except as mentioned above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 4, 2016, Addus HealthCare, together with 59 other social service and healthcare providers in the State of Illinois, filed an action in the Circuit Court of Cook County, Illinois against certain individuals in their official capacities as agents of the Illinois Department of Human Services, the Illinois Department on Aging, the Illinois Department of Public Health, the Illinois Department of HealthCare and Family Services, the Illinois Criminal Justice Information Authority, the Illinois Department of Corrections and the Illinois Department of Central Management Services, including the Governor of Illinois. On July 20, 2016, a third amended complaint was filed by the plaintiffs, who now comprise 97 similarly situated providers and provider organizations. In the action, the plaintiffs, including Addus HealthCare, allege to have entered into contracts with the various defendants based in part on the Governor’s proposed budget, which provided for funding for the services to be provided by plaintiffs thereunder. The Governor subsequently vetoed all of the relevant appropriations bills on June 25, 2015, and again vetoed an appropriations bill that included funding for the contracts on June 10, 2016. While the defendant officer and agency heads have continued to enforce such contracts, since August 1, 2016, we received an aggregate of approximately $65.4 million in payments from the State of Illinois from the stopgap budget enacted on June 30, 2016. In those actions, plaintiffs alleged the defendant officers and agency heads acted beyond the scope of their legal authority in entering into and enforcing contracts with no intent to perform under such contracts by failing to pay amounts due thereunder when due. The action also alleged that the Governor of Illinois’ veto of appropriations for such contracts violated the Illinois Constitution. Plaintiffs sought injunctive relief to require payment of overdue bills to prevent irreparable harm, including imperiling the State of Illinois’s infrastructure for delivery of human services. On August 31, 2016, the Circuit Court denied plaintiffs’ petitions for declaratory and injunctive relief and dismissed the actions with prejudice. Plaintiffs timely filed a notice of appeal on September 30, 2016, and on June 15, 2017, the Appellate Court of Illinois affirmed the Circuit Court’s dismissal of the plaintiffs’ third amended complaint. The plaintiffs elected not to pursue any further appeals, and in July 2017, we began receiving delayed payments from the State of Illinois for services provided in prior state fiscal years. As of September 30, 2017, with the exception of normal levels of disputed claims, we have been paid for all claims from prior state fiscal years.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company dated as of October 27, 2009 (filed on November 20, 2009 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-34504) and incorporated by reference herein)

3.2	Amended and Restated Bylaws of the Company, as amended by the First Amendment to the Amended and Restated Bylaws (filed on May 9, 2013 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-34504) and incorporated by reference herein)

4.1	Form of Common Stock Certificate (filed on October 2, 2009 as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-160634) and incorporated by reference herein)

4.2	Registration Rights Agreement, dated September 19, 2006, by and among Addus HomeCare Corporation, Eos Capital Partners III, L.P., Eos Partners SBIC III, L.P., Freeport Loan Fund LLC, W. Andrew Wright, III, Addus Term Trust, W. Andrew Wright Grantor Retained Annuity Trust, Mark S. Heaney, James A. Wright and Courtney E. Panzer (filed on July 17, 2009 as Exhibit 4.2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 (File No. 333-160634) and incorporated by reference herein)

10.1	Transition Agreement and Release, effective as of August 14, 2017, by and between Addus HealthCare, Inc. and Brenda Belger (filed on July 31, 2017 as Exhibit 10.1 to Addus HomeCare Corporation’s Current Report on Form 8-K (File No. 001-34504) and incorporated by reference herein)+

10.2	Employment and Non-Competition Agreement, effective as of August 14, 2017, by and between Addus HealthCare, Inc. and Laurie Manning (filed on July 31, 2017 as Exhibit 10.2 to Addus HomeCare Corporation’s Current Report on Form 8-K (File No. 001-34504) and incorporated by reference herein)+

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	Financial statements from the quarterly report on Form 10-Q of Addus HomeCare Corporation for the quarter ended September 30, 2017, filed on November 7, 2017 formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements*

*	Filed herewith
**	Furnished herewith
+	Indicates a management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADDUS HOMECARE CORPORATION

Date: November 7, 2017	By:	/S/ R. DIRK ALLISON

R. Dirk Allison President and Chief Executive Officer (As Principal Executive Officer)

Date: November 7, 2017	By:	/S/ BRIAN POFF

Brian Poff Chief Financial Officer (As Principal Financial Officer)