Form 10-K
period 2017-12-31
Addus HomeCare Corp
filed 2018-03-14
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the last sale price on The Nasdaq Global Market on June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) was $287,192,965.

As of March 1, 2018, there were 11,630,888 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2018 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2017 fiscal year) are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

When included in this Annual Report on Form 10-K, or in other documents that we file with the Securities and Exchange Commission (“SEC”) or in statements made by or on behalf of the Company, words like “believes,” “belief,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “would,” “should” and similar expressions are intended to identify forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. These risks and uncertainties include, but are not limited to the following changes in operational and reimbursement processes at the state level, changes in Medicaid, Medicare, managed care organizations and other government program payment rates, changes in or our failure to comply with existing federal and state laws or regulations or the inability to comply with new government laws or regulations on a timely basis, competition in the personal care service industry, the geographical concentration of our operations, changes in the case mix of consumers and payment methodologies, operational changes resulting from the assumption by managed care organizations of responsibility for managing and paying for personal care services to consumers, the nature and success of future financial and/or delivery system reforms, changes in estimates and judgments associated with critical accounting policies, our ability to maintain or establish new referral sources, our ability to renew significant agreements or groups of agreements, our ability to attract and retain qualified personnel, city and state minimum wage pressure, changes in payments and covered services due to the overall economic conditions and deficit spending by federal and state governments, future cost containment initiatives undertaken by third party payors, our ability to access financing through the capital and credit markets, our ability to meet debt service requirements and comply with covenants in debt agreements, business disruptions due to natural disasters or acts of terrorism, our ability to integrate and manage our information systems, our expectations regarding the size and growth of the market for our services, the acceptance of privatized social services, our expectations regarding changes in reimbursement rates, eligibility standards and limits on services imposed by state governmental agencies, the potential for litigation, our ability to successfully implement our personal care model to grow our business, our ability to continue identifying, pursuing and integrating acquisition opportunities and expand into new geographic markets, the impact of acquisitions on our business, the effectiveness, quality and cost of our services and various other matters, many of which are beyond our control.

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

Unless otherwise provided, “Addus,” “we,” “us,” “our,” and the “Company” refer to Addus HomeCare Corporation and our consolidated subsidiaries and “Holdings” refers to Addus HomeCare Corporation. When we refer to 2017, 2016 and 2015, we mean the twelve month period then ended December 31, unless otherwise provided.

A copy of this Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC, including all exhibits, is available on our internet website at http://www.addus.com on the “Investor” page link. Information contained on, or accessible through, our website is not a part of, and is not incorporated by reference into, this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

Overview

We operate as one business segment and are a provider of comprehensive personal care services, which are principally provided in the home. Our personal care services provide assistance with activities of daily living. Our consumers are primarily persons who are at risk of hospitalization or institutionalization, such as the elderly, chronically ill and disabled. Our payor clients include federal, state and local governmental agencies, managed care organizations, commercial insurers and private individuals. As of December 31, 2017, we provided personal care services to over 34,000 consumers in 24 states through 116 offices. For the years ended December 31, 2017, 2016 and 2015, we served approximately 51,000, 50,000 and 48,000 discrete consumers, respectively.

A summary of our financial results for 2017, 2016 and 2015 is provided in the table below. Total assets has been updated to reflect the correction described in Note 2 of the Notes to Consolidated Financial Statements.

	For the Years Ended December 31,
	2017	2016	2015
	(Amounts in Thousands)
Net service revenues	$425,715	$400,688	$336,815
Net income from continuing operations	13,461	11,927	11,353
Earnings from discontinued operations, net of tax	147	97	270
Net income	$13,608	$12,024	$11,623

Total assets	$267,110	$229,864	$184,631

Our services are provided predominantly in the home under federal, state and local government programs. Our consumers are predominately “dual eligible,” meaning they are eligible to receive both Medicare and Medicaid benefits. The federal government permits states to initiate dual eligible demonstration programs and other managed Medicaid initiatives designed to coordinate the services provided through Medicare and Medicaid, with the overall objective of improving care quality and reducing costs. States are increasingly implementing managed care programs to deliver care for Medicaid enrollees. Managed care organizations have an economic incentive to better manage the healthcare expenditures of their membership, and therefore seek to provide care in a more cost-effective setting, such as a patient’s home. Managed care revenues account for 33.1%, 26.1% and 18.3% of our revenue mix for 2017, 2016 and 2015, respectively.

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

Our services and model play a number of crucial roles in the overall healthcare continuum. By providing non-medical services in the home to the elderly and others who require long-term service and support with the activities of daily living, we can lower the cost of chronic and acute care treatment, in part by delaying or eliminating the need for care in more expensive settings. We also can reduce service duplication with traditional Medicare home health. In addition, we utilize home care aides to observe and report changes in the condition of our consumers for the purpose of early intervention in the disease process, with the goal of reducing the cost of medical services by preventing unnecessary emergency room visits and/or hospital admissions and re-admissions. We coordinate the services provided by our team with those of other healthcare agencies as appropriate. Changes in a consumer’s conditions are evaluated by appropriately trained managers and may result in a report to the consumer’s case manager at a managed care organization or other payor. Our model also is designed to improve consumer outcomes and satisfaction by providing care in the preferred setting of the home and in providing opportunities to improve the consumer’s conditions and allow early intervention as indicated.

We believe that this model makes us a valuable partner to managed care organizations by providing significant value. Our consumers are predominately “dual eligible,” meaning they are eligible to receive both Medicare and Medicaid benefits. With permission from the federal government, states are increasingly implementing managed care programs to deliver care for Medicaid enrollees, with the result that managed care organizations are increasingly responsible for the healthcare needs and the related healthcare costs of our consumers. These managed care organizations have an economic incentive to better manage the healthcare expenditures of their membership, including the provision of care in lower cost settings and improved outcomes. We believe that our model is very well positioned to assist in meeting those challenges while also improving consumer satisfaction and as a result we expect increased referrals from managed care organizations.

We utilize Interactive Voice Response (“IVR”) systems and smart phone applications to communicate with the majority of our home care aides. Through these technologies, our home care aides are able to report changes in health conditions to an appropriate manager for triage and evaluation. In addition, we use these technologies to record basic information about each visit, record start and end times for a scheduled shift, track mileage reimbursement, send text messages to the home care aide and communicate basic payroll information.

In addition to our organic growth, we have been growing through acquisitions that have expanded our presence in current markets or facilitated our entry into new markets where the personal care business has been moving to managed care organizations. We completed six acquisitions during the years ended December 31, 2017, 2016 and 2015.

In 2013, we sold substantially all of the assets of our home health skilled nursing business (the “Home Health Business”) in Arkansas, Nevada, South Carolina and Pennsylvania, and 90% of the Home Health Business in California and Illinois. Effective October 1, 2017, we sold our remaining 10% ownership interest in the Home Health Business in California and Illinois. The results of the Home Health Business sold are reflected as discontinued operations for all periods presented herein. Following the sale of the Home Health Business, we have managed and internally reported our business in one segment. We maintain licensure as a Medicare home health agency in Ohio and Delaware in connection with providing services in those states.

Addus HomeCare Corporation was incorporated in Delaware in 2006 under the name Addus Holding Corporation for the purpose of acquiring Addus HealthCare, Inc. (“Addus HealthCare”). Addus HealthCare was founded in 1979. Our principal executive offices are located at 6801 Gaylord Parkway, Suite 110, Frisco, TX 75034. Our telephone number is 469-535-8200. Our internet address is www.addus.com. Through our website, we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish such information to the SEC.

Our Market and Opportunity

We provide personal care services to the elderly and other infirm adults who require long-term care and assistance with activities of daily living. Personal care services are a significant component of home and community-based services (“HCBS”), which have grown in significance and demand in recent years. This trend is expected to continue as a result of the aging of the U.S. population, increased life expectancy, and increased opportunities for individuals to receive home-based care as an alternative to institutionalization.

Reported federal and state Medicaid expenditures for fee-for-service personal care services amounted to over $28.0 billion in calendar year 2015, the most recent year for which data is available, reflecting an increase of $6.2 billion from 2012.

Many states use both fee-for-service and managed care delivery models for personal care services, and the number of beneficiaries served through managed care continues to grow. As of July 2017, 39 states contracted with risk-based managed care organizations to serve their Medicaid enrollees, with 16 of those states enrolling at least 75% of all elderly beneficiaries or those with disabilities in managed care organizations. In 23 states, some or all long-term services and support is covered through Medicaid managed care arrangements. As of federal fiscal year 2016, the Centers for Medicare & Medicaid Services (“CMS”) requires states to identify and estimate their institutional and HCBS expenditures within Medicaid managed care.

In addition to the projected growth of government-sponsored personal care services, the private pay market for our services continues to expand. We offer our private pay consumers the same services that we provide to our government-sponsored personal care consumers.

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

The personal care services industry has become subject to increased regulation. At the federal level, recent efforts have focused on improved coordination of regulation across the various types of Medicaid programs through which personal care services are offered. In several states, providers are now required to obtain state licenses or registrations and must comply with laws and regulations governing standards of practice. Providers must dedicate substantial resources to ensure continuing compliance with all applicable regulations and significant expenditures may be necessary to offer new services or to expand into new markets. Any failure to comply with regulatory requirements could lead to the termination of rights to participate in federal and state-sponsored programs and the suspension or revocation of licenses. We believe new licensing requirements and regulations, including Electronic Visit Verification, the increasing focus on improving health outcomes, the rising cost and complexity of operations and pressure on reimbursement rates due to constrained government resources may discourage new providers and may encourage industry consolidation.

The Medicare-Medicaid Coordination Office was established within CMS to effectively improve services for consumers who are eligible for both Medicare and Medicaid, also known as dual eligibles, and improve coordination between the federal and state governments in the delivery of items and services to which they are entitled. The Medicare-Medicaid Coordination Office works with state Medicaid agencies, and other federal and state agencies, as well as physicians and others, to make available technical assistance and educational tools to improve care coordination between Medicare and Medicaid, to reduce costs and improve beneficiary experience while reducing administrative and regulatory barriers between the programs. For example, the Financial Alignment Initiative is a demonstration project that tests capitated models and managed fee-for-service models of integrated care and payment for benefits provided to dual eligibles. Nationally, CMS approved demonstrations in 13 states, including several of the states in which we provide services.

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

Our Growth Strategy

Our net service revenues growth is closely correlated with the number of consumers to whom we provide our services. Our continued growth depends on our ability to provide consistently high quality care, maintain our existing payor relationships, establish relationships with new payors and increase our referral sources. Our continued growth is also dependent upon the authorization by state agencies of new consumers to receive our services. We believe there are several market opportunities for growth. The U.S. population of persons aged 65 and older is growing, and the U.S. Census Bureau estimates that this population will more than double by 2050. Additionally, we believe the overwhelming majority of individuals in need of care generally prefer to receive care in their homes. Finally, we believe the provision of personal care services is more cost-effective than the provision of similar services in institutional settings for long-term care. The following are the key elements of our growth strategy:

•	Consistently provide high-quality care. We schedule our home care aides to perform their services at times determined by our consumers. The home care aides are required to perform tasks as defined within the individual plan of care. We monitor the performance of our home care aides through regular supervisory visits in the homes of consumers.

•	Drive growth in existing markets. We have grown in our existing markets by enhancing the breadth of our services, increasing the number of referral sources and leveraging and expanding our payor relationships in our markets. We have achieved this growth by educating referral sources about the benefits of our services.

•	Market the benefits of our personal care model to managed care organizations serving the dual eligible populations. Our personal care model provides significant opportunities to effectively market to a wide range of payor clients and referral sources, many of whom are responsible for consumers with both social and medical service needs. We seek to partner with managed care organizations to address the needs of the dual eligible population. We believe that our approach to the provision of care to our consumers and the integration of our services into the broader healthcare industry are particularly attractive to managed care organizations and others who are ultimately responsible for both the healthcare needs and related costs of our consumers.

•	Grow through acquisitions. Our strategy is to expand within our existing markets and to enter new markets through acquisitions.

Our Services

As of December 31, 2017, we delivered services to our consumers in 24 states through 116 individual agencies. Our services, which include non-medical personal care services, are provided to consumers who are unable to independently perform some or all of their activities of daily living. Without our services, many of our consumers would be at risk of placement in a long-term care institution.

Personal care services are primarily provided to older adults and younger disabled persons in their homes on an as-needed, hourly basis. Typically provided by home care aides, our services are needed when assistance from family or community members is insufficient or when caregivers need respite. Personal care services include assistance with bathing, grooming, oral care, assistance with feeding and dressing, medication reminders, meal planning and preparation, housekeeping and transportation services and other activities of daily living. Many consumers need such services on a long-term basis to address chronic or acute conditions. Each payor client establishes its own eligibility standards, determines the type, amount, duration and scope of services, and establishes the applicable reimbursement rate in accordance with applicable law, regulations or contracts. We provide personal care services for an average duration of approximately 26 months per consumer.

Our payor clients include federal, state and local governmental agencies, managed care organizations, commercial insurers and private individuals. The federal, state and local programs under which these organizations operate are subject to legislative, budgetary and other risks that can influence reimbursement rates. Managed care organizations that operate as an extension of our state payors are subject to similar economic pressures. Our commercial insurance payor clients are typically for profit companies and are continuously seeking opportunities to control costs.

Most of our services are provided pursuant to agreements with state and local governmental social and aging service agencies. These agreements generally have an initial term of one to two years and may be terminated with 60 days’ notice. They are typically renewed for one to five-year terms, provided that we have complied with licensing, certification and program standards, and other regulatory requirements. Reimbursement rates and methods vary by state and service type, but are typically based on an hourly or unit-of-service basis. Managed care organizations are becoming an increasing portion of our payor mix as states shift from the management of their programs to managed care organizations. In 2017, approximately 64.2% of our net service revenues were derived from state and local government programs, with 33.1% derived from managed care organizations, while approximately 2.7% of net service revenues were derived from commercial insurance programs and private pay consumers.

For 2017, 2016 and 2015, our revenue mix by payor type was as follows:

	Year Ended December 31,
	2017	2016	2015
State, local and other governmental programs	64.2%	70.4%	77.7%
Managed care organizations	33.1	26.1	18.3
Private pay	2.1	2.4	3.0
Commercial insurance	0.6	1.1	1.0

	100.0%	100.0%	100.0%

We derive a significant amount of our net service revenues from our operations in Illinois, New York and New Mexico. The percentages of total revenue for each of these significant states for 2017, 2016 and 2015 were as follows:

	% of Total Revenue for the Years Ended December, 31
State	2017	2016	2015
Illinois	52.6%	53.6%	59.5%
New York	13.7	12.9	—
New Mexico	8.8	7.5	8.5

A significant amount of our net service revenues are derived from one specific payor client, the Illinois Department on Aging, which accounted for 36.6%, 42.1% and 48.8% of our total net service revenues for 2017, 2016 and 2015, respectively.

We also measure the performance of our business through review of our billable hours per client, billable hours per business day, revenues per billable hour and the number of consumers served, or census.

Competition

The personal care services industry is highly competitive, fragmented and market specific. Each local market has its own competitive profile and no single competitor has significant market share across all of our markets. Our competition consists of personal care service providers, home health providers, private caregivers, larger publicly held companies, privately held companies, privately held single-site agencies, hospital-based agencies, not-for-profit organizations, community-based organizations, managed care organizations and self-directed care programs. In addition, certain governmental payors contract for services with independent providers such that our relationships with these payors are not exclusive. We have experienced, and expect to continue to experience, competition from new entrants into our markets. Increased competition may result in pricing pressures, loss of or failure to gain market share or loss of consumers or payors, any of which could harm our business. In addition, some of our competitors may have greater financial, technical, political and marketing resources, and name recognition with consumers and payors.

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

We establish new referral relationships with various managed care organizations that contract with the states for the servicing of the state Medicaid programs. We have met with many contracted managed care organizations in markets where we serve our clients and believe we are building the relationships necessary to ensure continued referrals of new clients.

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

We provide ongoing education and outreach in our target communities in order to inform the community about state and locally-subsidized care options and to communicate our role in providing quality personal care services. We also utilize consumer-directed sales, marketing and advertising programs designed to attract consumers.

Payment for Services

We are compensated for substantially all of our services by federal, state and local government programs, such as Medicaid state plan and Medicaid waiver programs, other state agencies, the Veterans Health Administration, managed care organizations, commercial insurance and private pay consumers. Depending on the type of service, coverage for services may be predicated on a case manager, physician or nurse determination that the care is necessary or on the development of a plan for care in the home.

The following table sets forth net service revenues derived from each of our major payors during the indicated periods as a percentage of total net service revenues.

	Year Ended December 31,
Payor	2017	2016	2015
Illinois Department on Aging	36.6%	42.1%	48.8%
Other federal, state and local payors	27.6	28.3	28.9
Managed care organizations	33.1	26.1	18.3
Private pay	2.1	2.4	3.0
Commercial insurance	0.6	1.1	1.0

Total	100.0%	100.0%	100.0%

Illinois Department on Aging

We provide personal care services pursuant to agreements with the Illinois Department on Aging, which coordinates programs and community-based services intended to improve quality of life and preserve the independence of older persons. The Illinois Department on Aging is funded by Medicaid and general revenue funds of the State of Illinois, and also receives funding available under the Federal Older Americans Act (“OAA”). OAA is coordinated through 13 Area Agencies on Aging, and the delivery of services is privatized through senior centers and other social service agencies. The Department on Aging’s Community Care Program provides adult day services, in-home services, emergency home response and case management to individuals age 60 and over. Some of these services are provided through Medicaid waivers granted by CMS. Enrollment in the Community Care Program has grown significantly over the last ten years.

Consumers are identified by case managers contracted independently with the Illinois Department on Aging. Once a consumer has been evaluated and determined to be eligible for a program, the case manager refers the consumer to a list of authorized providers, from which the consumer selects the provider. We provide our services in accordance with a care plan developed by the case manager and under administrative directives from the Illinois Department on Aging. We are reimbursed on an hourly fee-for-service basis.

The State of Illinois’s payments for non-Medicaid consumers have been delayed in the past and may continue to be delayed in the future due to budget disputes that began in 2015. The State of Illinois did not adopt a comprehensive budget for fiscal years 2016 or 2017. On July 6, 2017, the State of Illinois passed a state budget for fiscal year 2018, which began on July 1, 2017. This budget authorized the Illinois Department on Aging to pay for services the Company rendered to non-Medicaid consumers in prior fiscal years. The Company began receiving the delayed payments in July 2017.

Other Federal, State and Local Payors

Medicaid Funded Programs and Medicaid Waiver Programs

Medicaid is a state-administered program that provides certain social and medical services to qualified low-income individuals and is jointly funded by the federal government and individual states. Reimbursement rates and methods vary by state and service type, but are typically based on an hourly or unit-of-service basis. Rates are subject to adjustment based on statutory and regulatory changes, administrative rulings, government funding limitations and interpretations of policy by individual state agencies. Within guidelines established by federal statutes and regulations, and subject to federal oversight, each state establishes its own eligibility standards, determines the type, amount, duration and scope of services, sets the rate of payment for services and administers its own program. States typically cover Medicaid beneficiaries for intermittent home health services as well as continuous services for children and young adults with complicated medical conditions, and certain states cover home and community-based services for seniors and people with disabilities.

Currently, personal care services and other HCBS are largely reimbursed on a fee-for-service basis. States receive permission from CMS to provide personal care services under waivers of traditional Medicaid requirements. In an effort to control escalating Medicaid costs, states are increasingly requiring Medicaid beneficiaries to enroll in managed care plans for better coordination of HCBS and health care services. A report issued by the Illinois Department on Aging in 2016 indicates that over 60% of the state’s Medicaid population is enrolled in a care coordination program, many of which are provided through various managed care entities including managed care organizations. Beginning January 1, 2018, Illinois is transitioning Medicaid beneficiaries to the HealthChoice Illinois statewide managed care program, which is serviced by various managed care organizations. The Illinois Department of Healthcare and Family Services expects that managed care will expand through the HealthChoice Illinois program to reach approximately 80% of Medicaid enrollees.

Veterans Health Administration

The Veterans Health Administration operates the nation’s largest integrated healthcare system, with more than 1,700 sites of care, and provides healthcare benefits, including personal care services, to eligible military veterans. The Veterans Health Administration provides funding to regional and local offices and facilities that support the in-home care needs of eligible aged and disabled veterans. Services are funded by local Veterans Medical Centers and the aid and attendance pension, which reimburses veterans for their otherwise unreimbursed health and long-term care expenses. We currently have relationships and agreements with the Veterans Health Administration to provide personal care services in several states, with the most Veterans Health Administration services being provided to eligible consumers in Illinois, Arkansas and California.

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

Managed Care Organizations

Many states are moving the administration of their Medicaid personal care programs to managed care organizations. This transition is due to an overall desire to better manage the costs of the Medicaid long term care programs. Reimbursement from the managed care organizations is generally on an hourly, fee-for-service basis with rates consistent with or as a percentage of the individual state funded rates.

Commercial Insurance

Most long-term care insurance policies contain benefits for in-home services. Policies are generally subject to dollar limitations on the amount of daily, weekly or monthly coverage provided.

Private Pay

Our private pay services are provided on an hourly or type of services basis. Our rates are established to achieve a pre-determined gross margin, and are competitive with those of other local providers. We bill our private pay consumers for services rendered weekly, bi-monthly or monthly. Other private payors include workers’ compensation programs/insurance, preferred provider organizations and employers.

Exposure for Payments Previously Received

As described above under the caption “Business—Overview,” we sold our Home Health Business effective March 1, 2013, pursuant to an Asset Purchase Agreement, dated as of February 7, 2013 (the “Home Health Purchase Agreement”), with LHC Group, Inc. and the purchasers identified therein (the “Purchasers”). We held a 10% ownership interest in the Home Health Business in California and Illinois from March 1, 2013 to October 1, 2017, when we sold our interest to the Purchasers. In addition, not included in the sale were four home health agencies in Delaware, Idaho, Indiana and Pennsylvania. Subsequently, Idaho, Indiana and Pennsylvania were either closed or sold to another purchaser.

While we no longer receive substantial payments from Medicare for home health services, pursuant to the Home Health Purchase Agreement we are obligated to indemnify the Purchasers for, among other things, (i) penalties, fines, judgments and settlement amounts arising from a violation of certain specified statutes, including the False Claims Act, the Civil Monetary Penalties Law, the federal Anti-Kickback Statute, the Stark Law or any state law equivalent in connection with the operation of the Home Health Business prior to the consummation of the sale (the “Closing”) and (ii) any liability related to the failure of any reimbursement claim submitted to certain government programs for services rendered by the Home Health Business prior to the Closing to meet the requirements of such government programs, or any violation prior to the Closing of any healthcare laws. Such liabilities include amounts to be recouped by, or repaid to, such government programs as a result of improperly submitted claims for reimbursement or those discovered as a result of audits by investigative agencies. All services that we have provided that have been or may be reimbursed by Medicare are subject to retroactive adjustments and/or total denial of payments received from Medicare under various review and audit provisions included in the program regulations. The review period is generally described as six years from the date the services are provided but could be expanded to ten years under certain circumstances if fraud is found to have existed at the time of original billing. In the event that there are adjustments relating to the period prior to the Closing, we may be required to reimburse the Purchasers for the amount of such adjustments.

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

Employees

The following is a breakdown of our part- and full-time employees, including the employees in our national support center, as of December 31, 2017:

	Full-time	Part-time	Total
Personal care services	3,203	22,673	25,876
National support centers	214	7	221

	3,417	22,680	26,097

Our home care aides provide substantially all of our services and comprise approximately 97.1% of our total workforce. They undergo a criminal background check and are provided with pre-service training and orientation and an evaluation of their skills. In many cases, home care aides are also required to attend ongoing in-services education. In certain states, our home care aides are required to complete certified training programs and maintain a state certification. Approximately 60.4% of our total employees are represented by labor unions. We maintain strong working relationships with these labor unions. We have a national relationship with the Service Employees International Union (the “SEIU”), as well as numerous agreements with local SEIU unions which are renegotiated from time to time.

Technology

We license the Horizon Homecare software solution (“Horizon Homecare”) from McKesson Information Solutions, LLC (“McKesson”) to address our administrative, office, clinical and operating information system needs, including assisting with the compliance of our operating systems with the Health Insurance Portability and Accountability Act of 1996, or HIPAA, requirements. Horizon Homecare assists our staff in gathering information to improve the quality of consumer care, optimize financial performance, adjust consumer mix, promote regulatory compliance and enhance staff efficiency. Horizon Homecare supports intake, personnel scheduling, office, clinical and reimbursement management in an integrated database. Horizon Homecare is hosted by McKesson in a secure data center, which provides multiple redundancies for storage, power, bandwidth and security. Using this technology, we are working to standardize the care delivered across our network of offices and monitor our performance and consumer outcomes.

We license the QlikView Business Intelligence software to provide historical, current, and forward-looking operational performance to identify and create or improve our current business strategies. This software has been integrated with our Horizon platform to provide high level historical and current analytical views to measure performance and better understand the factors that are driving our key metrics in a real-time manner. We are also disseminating detailed visit information to local management to optimize their servicing needs.

To address our human resources and payroll processing needs, we converted our payroll system from the Ultipro system by Ultimate Software to ADP on July 1, 2017. ADP provides integrated human resource and payroll software, which supports our management with the systems and reporting necessary to manage our employees. Additionally, through ADP, we added significant electronic support systems to our recruiting, human resources, payroll and accounting support functions. ADP aids our efforts to comply with state and regulatory requirements, supplies self-service capabilities to various levels within the Company and easily interfaces new entities into the ADP systems. ADP is integrated with Horizon and other clinical data-management systems, and include features for tax reporting, managing wage assignments and garnishments, on-site check printing, general ledger population and direct-deposit paychecks. Secure management reports are made available centrally and through our internal reporting module.

In some states, we utilize commercial vendors for electronic visit verification pursuant to which our personal care service aides record their beginning and ending times for services provided through either an IVR system or cell phone based system. All Company-provided mobile devices to CellTrak for all mobile and IVR traffic unless otherwise mandated by a state to utilize a specific technology.

Government Regulation

Overview

Our business is subject to extensive federal, state and local regulation. Changes in the laws and regulations or new interpretations of existing laws and regulations may have a material impact on the definition of permissible activities, the relative cost of doing business, and the methods and amounts of payment for care by both governmental and other payors. In addition, differences among state laws may impede our ability to expand into certain markets. If we fail to comply with applicable laws and regulations, we could suffer administrative civil or criminal penalties, including the loss of our licenses to operate and our ability to participate in federal or state programs. In addition the healthcare industry has experienced, and is expected to continue to experience, extensive and dynamic change. It is difficult to predict the effect of these changes on budgetary allocations for our services. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”

Medicaid Participation

To participate in and qualify for reimbursement under Medicaid programs, we are subject to various requirements imposed by federal and state authorities. If we were to violate the applicable federal and state regulations, we could be excluded from participation in federal and state healthcare programs and be subject to substantial administrative, civil and criminal penalties. Federal regulations set forth eligibility requirements for personal care services provided under Medicaid.

Health Reform

The U.S. Congress and certain state legislatures have passed many laws and regulations in recent years intended to effect major change within the national healthcare system, the most prominent of which is the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, “ACA”). As currently structured, the ACA affects how healthcare services are delivered and reimbursed through the expansion of public and private health insurance coverage, reduction of growth in Medicare and Medicaid program spending, and the establishment and expansion of programs that tie reimbursement to quality and integration. It includes several provisions that may affect reimbursement for our services. However, the future of the ACA is unclear. The current presidential administration and certain members of Congress have stated their intent to repeal or make significant changes to the ACA, its implementation or interpretation, which may result in changes to Medicaid. Some of the states use or have applied to use Medicaid waivers grated by CMS to implement expansion provisions, impose different eligibility or enrollment restrictions, or otherwise implement programs that vary from federal standards. CMS administrators have indicated that they intend to increase state flexibility in the administration of Medicaid programs.

The Center for Medicare and Medicaid Innovation, or CMMI, tests innovative payment and service delivery systems to reduce program expenditures while maintaining or enhancing quality. For example, the CMMI has supported testing of new models of care for dual eligibles, funding of home health providers that offer chronic care management services, and establishment of pilot programs that bundle acute care hospital services with physician services and post-acute care services, which may include home health services for certain patients. These systems could have a material impact on our business. It is difficult to predict the nature and success of future financial or delivery system reforms implemented by CMMI and other industry participants.

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

Fraud and Abuse Laws

Anti-Kickback Laws: The federal Anti-Kickback Statute prohibits the offering, payment, solicitation or receipt of any remuneration to induce referrals or orders for items or services covered by federal healthcare programs such as Medicare and Medicaid. Courts have interpreted this statute broadly and held that there is a violation if just one purpose of the remuneration is to generate referrals. Knowledge of the law or intent to violate the law is not required. Violations of the federal Anti-Kickback Statute may be punished by criminal fines, imprisonment, significant civil monetary penalties and exclusion from participation in federal healthcare programs. In addition, the submission of a claim for services or items generated in violation of the federal Anti-Kickback Statute may be subject to additional penalties under the federal False Claims Act. Many states have similar laws proscribing kickbacks, some of which apply regardless of the source of payment for items or services.

The Stark Law and other Prohibitions on Physician Self-Referral: The federal law commonly known as the “Stark Law” prohibits physicians from referring Medicare and Medicaid beneficiaries to an entity that provides certain “designated health services,” including home health services, if they, or their family members, have a financial relationship with the entity receiving the referral, unless an exception applies. The Stark Law also prohibits entities that provide designated health services reimbursable by Medicare or Medicaid from billing these programs for any items or services that result from a prohibited referral and requires the entities to refund amounts received for items or services provided pursuant to a prohibited referral. Violations of the Stark Law may result in denial of payment, and are punishable by civil monetary penalties and exclusion from federal healthcare programs of both the person making the referral and the provider rendering the service. Failure to refund amounts received as a result of a prohibited referral on a timely basis may constitute a false or fraudulent claim, which may result in additional penalties imposed under the federal False Claims Act. We attempt to structure our relationships, including compensation agreements with physicians who served as medical directors in our home health agencies, to meet an exception to the Stark Law, but we cannot provide assurance that every relationship is fully compliant. Many states have also enacted statutes similar in scope and purpose to the Stark Law.

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

A provider determined to be liable under the False Claims Act may be required to pay three times the amount of actual damages sustained by the federal government, in addition to mandatory civil monetary penalties that may amount to over $20,000 for each false or fraudulent claim. Government agencies are required to update these penalties annually based on changes to the consumer price index. These penalties will be updated annually based on changes to the consumer price index. Private parties may initiate whistleblower lawsuits alleging the defrauding of the federal government by a provider and may receive a share of any settlement or judgment. When a private individual brings an action under the federal False Claims Act, the defendant generally is not made aware of the lawsuit under the federal government commences its own investigation or determines whether it will intervene.

Every entity that receives at least $5.0 million in Medicaid payments annually must have written policies regarding certain federal and state laws for all employees, contractors and agents. These polices must provide detailed information about false claims, false statements and whistleblower protections.

Many states have similar false claims statutes that impose additional liability for the types of acts prohibited by the False Claims Act.

Other Fraud and Abuse Provisions: Criminal and civil penalties may be imposed under various other federal and state statutes that prohibit various forms of fraud and abuse. For example, the federal Civil Monetary Penalties Law (“CMPL”) imposes substantial penalties for offering remuneration or other inducements to influence federal healthcare beneficiaries’ decisions to seek specific governmentally reimbursable items or services or to choose particular providers. It also imposes penalties for contracting with an individual or entity known to be excluded from a federal healthcare program. The CMPL requires a lower burden of proof than some other fraud and abuse laws, including the federal Anti-Kickback Statute. Civil monetary penalties are updated annually based on changes to the consumer price index. In addition to the financial penalties, federal enforcement officials are able to exclude from Medicare or Medicaid any individuals or entities convicted of Medicare or Medicaid fraud or other offenses related to the delivery of items or services under those programs. Persons who have been excluded from the Medicare or Medicaid program may not retain ownership in a participating entity. Participating entities that permit continued ownership by excluded individuals, that contract with excluded individuals, and the excluded individuals themselves, may be penalized.

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

Risks Related to Our Business and Industry

Reductions in reimbursement and other changes to Medicaid, Medicaid waiver, and other state and local medical and social programs could adversely affect our client caseload, units of service, net service revenues, gross profit and profitability.

For the year ended December 31, 2017, we derived approximately 64.2% of our net service revenues from state and local governmental agencies, primarily through Medicaid and Medicaid waiver programs. The Medicaid program is often a state’s largest program. Governmental agencies generally condition their agreements upon a sufficient budgetary appropriation. Almost all of the states in which we operate have experienced periodic financial pressures and budgetary shortfalls due to challenging economic conditions and the rising costs of healthcare. Reductions to federal support for state Medicaid or other programs could also result in budgetary shortfalls. As a result, many states have made, are considering or may consider making changes in their Medicaid, Medicaid waiver or other state and local medical and social programs, including enacting legislation designed to reduce Medicaid expenditures.

Changes at the federal level also affect Medicaid policy and funding and the healthcare industry more broadly. The ACA, for example, made significant changes to Medicaid eligibility requirements. Future health reform efforts or efforts to repeal or significantly change the ACA will likely impact state programs. In addition, the federal government oversees various demonstration projects and Medicaid waiver programs under which states may apply to test new or existing approaches to payment and delivery of Medicaid benefits. CMS has indicated that it will look to states to drive innovation and value through such waivers, and has taken steps to update program management, the waiver and state plan amendment approval process, and quality reporting, but the extent and effect of these changes remains uncertain.

Changes that may occur at the federal or state level to address budget deficits or otherwise contain costs include:

•	limiting increases in, or decreasing, reimbursement rates;

•	redefining eligibility standards or coverage criteria for social and medical programs or the receipt of personal care services under those programs;

•	increasing consumer responsibility, including through increased co-payment requirements;

•	decreasing benefits available under Medicaid or other programs, such as limiting the number of hours of personal care services that will be covered;

•	slowing payments to providers;

•	increasing utilization of self-directed care alternatives or “all inclusive” programs; or

•	shifting beneficiaries to managed care organizations.

Certain of these measures have been implemented by, or are proposed in, states in which we operate. In 2017, we derived approximately 52.6% of our total net service revenues from services provided in Illinois, 13.7% of our total net service revenues in New York and 8.8% of our total net service revenues in New Mexico. Because a substantial portion of our business is concentrated in these states, any significant reduction in expenditures that pay for our services in these states and other states in which we do business may have a disproportionately negative impact on our future operating results. Illinois, in particular, operated without a state budget for fiscal years 2016 and 2017. However, on July 6, 2017, the Illinois legislature enacted a comprehensive state budget for fiscal year 2018. There can be no guarantee that Illinois will pass budgets in subsequent years.

If changes in Medicaid or other state and local medical and social programs result in a reduction in available funds for the services we offer or a reduction in the number of beneficiaries eligible for our services, our net service revenues could be negatively impacted. Our profitability depends principally on the levels of government-mandated payment rates and our ability to manage the cost of providing services. In some cases, commercial insurance companies and other private payors rely on government payment systems to determine payment rates. As a result, changes to government healthcare programs that reduce Medicaid or other payments may negatively impact payments from private payors, as well. Any reduction in reimbursements or imposition of copayments that dissuade the use of our services, or any reduction in reimbursement from private payors, could materially adversely affect our profitability.

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

Other alternative payment models may be presented by the government and commercial payors to control costs that subject our company to financial risk. We cannot predict at this time what effect alternative payment models may have on our company.

Our revenues are concentrated in a small number of states which will make us particularly sensitive to regulatory and economic changes in those states.

Our revenues are particularly sensitive to regulatory and economic changes in states in which we generate a significant portion of our revenues including Illinois, New York and New Mexico. Accordingly, any change in the current demographic, economic, competitive or regulatory conditions in these states could have an adverse effect on our business, financial condition or results of operations. Changes to the Medicaid programs in these states could also have a disproportionately adverse effect on our business, financial condition, results of operations or cash flows.

Efforts to reduce the costs of the Illinois Department on Aging program could adversely affect our service revenues and profitability.

In 2017 and 2016, we derived approximately 36.6% and 42.1%, respectively, of our revenue from the Illinois Department on Aging programs. The Governor of Illinois has proposed changes in recent years aimed at reducing expenditures by the Illinois Department on Aging, such as an income cap and higher threshold of need for eligibility in the Community Care Program. The proposed budget for fiscal year 2018 recognized the rapid growth and associated costs of the Community Care Program, which provides in-home adult day services and case management, and outlined the state’s strategy to reduce costs associated with the Illinois Department on Aging. These strategies include shifting non-Medicaid eligible seniors from the Community Care Program to a new Community Reinvestment Program. Although the enacted budget for 2018 did not include reforms to Illinois Department on Aging programs, such proposals could be introduced in future budgets. At this time, it is difficult to ascertain how significant an impact these initiatives will have on our business. If they impact the eligibility of our consumers, the number of hours authorized or services provided to existing consumers, they would adversely affect our service revenues and growth.

Delays in reimbursement due to state budget deficits may increase in the future, adversely affecting our liquidity.

There is a delay between the time that we provide services and the time that we receive reimbursement or payment for these services. Many of the states in which we operate are operating with budget deficits for their current fiscal year. These and other states may in the future delay reimbursement, which would adversely affect our liquidity. In addition, from time to time, procedural issues require us to resubmit claims before payment is remitted, which contributes to our aged receivables. Additionally, unanticipated delays in receiving reimbursement from state programs due to changes in their policies or billing or audit procedures may adversely impact our liquidity and working capital. We fund operations primarily through the collection of accounts receivable.

Specifically, the State of Illinois’s payments for non-Medicaid consumers have been delayed in the past and may continue to be delayed in the future due to budget disputes that began in 2015. The State of Illinois did not adopt a comprehensive budget for fiscal years 2016 or 2017. On July 6, 2017, the State of Illinois passed a state budget for fiscal year 2018, which began on July 1, 2017.

Failure to renew a significant agreement or group of related agreements may materially impact our revenue.

In 2017, we derived approximately 36.6% of our net service revenues under agreements with the Illinois Department on Aging. Each of our agreements is generally in effect for a specific term.

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

In most states, there are limited barriers to entry in providing personal care services. The trend regarding these barriers is mixed. For example, Illinois generally allows all providers that are willing and capable to obtain state approval and provide personal care services. However, other states have added a licensing requirement for home care services. Economic changes such as increases in minimum wage and changes in Department of Labor rules can also impact the ease of entry into a market. These factors may affect competition in our states.

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

The federal government and the states in which we operate regulate our industry extensively. The laws and regulations governing our operations, along with the terms of participation in various government programs, impose certain requirements on the way in which we do business, the services we offer, and our interactions with providers and consumers. These requirements include matters related to:

•	licensure and certification and enrollment with government programs;

•	eligibility for services;

•	appropriateness and necessity of services provided;

•	adequacy and quality of services;

•	qualifications and training of personnel;

•	confidentiality, maintenance, data breach, identity theft and security issues associated with health-related and personal information and medical records;

•	environmental protection, health and safety;

•	relationships with physicians, other referral sources and recipients of referrals;

•	operating policies and procedures;

•	addition of facilities and services;

•	adequacy and manner of documentation for services provided;

•	billing and coding for services;

•	timely and proper handling of overpayments; and

•	debt collection and communications with consumers.

These laws include, but are not limited to, HIPAA, HITECH, the Stark Law, the federal Anti-Kickback Statute, the federal False Claims Act and similar state laws. Federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts throughout the healthcare industry. While we endeavor to comply with applicable laws and regulations, we cannot assure you that our practices are fully compliant or that courts or regulatory agencies will not interpret those laws and regulations in ways that will adversely affect our practices. Also, the laws and regulations governing our business are subject to change, interpretations may evolve and enforcement focus may shift. These changes could subject us to allegations of impropriety or illegality, require restructuring of relationships with referral sources and providers or otherwise require changes to our operations. Failure to comply with applicable laws and regulations could lead to civil sanctions and criminal penalties, the termination of rights to participate in federal and state-sponsored programs, exclusion from federal healthcare programs, the suspension or revocation of licenses and nonpayment or delays in our ability to bill and collect for services provided, any of which could adversely affect our business, results of operations, or financial results.

In addition, as a result of our participation in Medicaid, Medicaid waiver, Medicare programs, Veterans Health Administration programs and other state and local governmental programs, and pursuant to certain of our contractual relationships, we are subject to various reviews, compliance audits and investigations by governmental authorities and other third parties to verify our compliance with these programs and agreements as well as applicable laws, regulations and conditions of participation. If we fail to meet any of the conditions of participation or coverage with respect to state licensure or our participation in Medicaid, Medicaid waiver, Medicare programs, Veterans Health Administration programs and other state and local governmental programs, we may receive a notice of deficiency from the applicable surveyor or authority. Failure to institute a plan of action to correct the deficiency within the period provided by the surveyor or authority could result in civil or criminal penalties, the imposition of fines or other sanctions, damage to our reputation, cancellation of our agreements, suspension or revocation of our licenses or disqualification from federal and state reimbursement programs. These actions may adversely affect our ability to provide certain services, to receive payments from other payors and to continue to operate. Further, actions taken against one of our offices may subject our other offices to adverse consequences. We may also fail to discover all instances of noncompliance by our acquisition targets, which could subject us to adverse remedies once those acquisitions are complete. Any termination of one or more of our offices from any federal, state or local program for failure to satisfy such program’s conditions of participation could adversely affect our net service revenues and profitability.

We are subject to federal and state laws that govern our employment practices, including minimum wage and local living wage ordinances. Failure to comply with these laws, or changes to these laws that increase our employment-related expenses, could adversely impact our operations.

We are required to comply with all applicable federal and state laws and regulations relating to employment, including occupational safety and health requirements, wage and hour and other compensation requirements, employee benefits, providing leave and sick pay, employment insurance, proper classification of workers as employees or independent contractors, immigration and equal employment opportunity laws. These laws can vary significantly among states and can be highly technical. Costs and expenses related to these requirements are a significant operating expense and may increase as a result of, among other things, changes in federal or state laws or regulations requiring employers to provide specified benefits to employees, increases in the minimum wage and local living wage ordinances, increases in the level of existing benefits or the lengthening of periods for which unemployment benefits are available. We may not be able to offset any increased costs and expenses. Furthermore, any failure to comply with these laws, including even a seemingly minor infraction, can result in significant penalties which could harm our reputation and have a material adverse effect on our business.

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

Under the ACA, each of our subsidiaries that employ an average of at least 50 full-time employees in a calendar year (“EIN’s”) are required to offer a minimum level of health coverage for 95% of our full-time employees in 2017 or be subject to an annual penalty. In 2017, we provided an offer of coverage to at least 95% of our full-time employees, averaged across eleven entities.

Our business may be adversely impacted by healthcare reform efforts, including repeal of or significant modifications to the ACA.

In recent years, the U.S. Congress and certain state legislatures have considered and passed a large number of laws intended to result in significant change to the healthcare industry. However, there is significant uncertainty regarding the future of the ACA, the most prominent of these reform efforts. The current presidential administration and certain members of Congress have stated their intent to repeal or make significant changes to the ACA, its implementation and its interpretation. In addition, the president signed an executive order that directs agencies to minimize “economic and regulatory burdens” of the ACA. There is uncertainty regarding whether, when, and how the ACA will be further changed, what alternative provisions, if any, will be enacted, and the impact of alternative provisions on providers and other healthcare industry participants. Government efforts to repeal or change the ACA or to implement alternative reform measures could cause our net revenues to decrease. Furthermore, we are unable to predict the nature and success of future financial or delivery system reforms that may be implemented by other, non-governmental industry participants.

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

In addition, in connection with the sale of our Home Health Business, we granted a license to the Purchasers that allows them to use certain of our intellectual property, including the Addus name, for the provision of skilled nursing and related physical therapy healthcare services to individuals in their homes and hospice services in California and Illinois. This license expires on April 1, 2018. Although the use of the intellectual property is required to be consistent and at least equal to the level of quality and brand perception prior to the sale, we do not have operational control over the Purchasers. As a result, home health agencies operated by the Purchasers may not be operated in a manner consistent with the standards we uphold at our agencies. If such agencies do not maintain operational standards consistent with the standards we demand of our agencies, the image and brand reputation of Addus may suffer and our business may be materially affected.

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

We have grown our business through de novo offices and we may in the future selectively open new offices in existing and new states. De novo offices involve risks, including those relating to accreditation, hiring new personnel, establishing relationships with referral sources and delays or difficulty in installing our operating and information systems. We may not be successful in establishing de novo offices in a timely manner due to generating insufficient business activity and incurring higher than projected operating cost that could have a material adverse effect on our financial condition, results of operations and cash flows.

We may be unable to pursue acquisitions or expand into new geographic regions without obtaining additional capital or consent from our lenders.

At December 31, 2017 and December 31, 2016, we had cash balances of $53.8 million and $8.0 million, respectively. As of December 31, 2017 and 2016, we had $44.4 million and $24.1 million outstanding debt on our credit facility, respectively. After giving effect to the amount drawn on our credit facility, approximately $11.8 million and $16.7 million of outstanding letters of credit at December 31, 2017 and 2016 and borrowing limits based on an advanced multiple of adjusted EBITDA, we had $105.1 million and $79.7 million available for borrowing under the credit facility as of December 31, 2017 and 2016, respectively. Since our credit facility provides for borrowings based on a multiple of an EBITDA ratio, any declines in our EBITDA would result in a decrease in our available borrowings under our credit facility.

We cannot predict the timing, size and success of our acquisition efforts, our efforts to expand into new geographic regions or the associated capital commitments. If we do not have sufficient cash resources or availability under our credit facility, our growth could be limited unless we obtain additional equity or debt financing. In the future, we may elect to issue additional equity securities in conjunction with raising capital, completing an acquisition or expanding into a new geographic region. Such issuances could be dilutive to existing shareholders. In addition, our credit facility prohibits us from consummating any individual acquisition or a series of related acquisitions with total consideration paid or payable in excess of $60.0 million and consummating acquisitions with total consideration paid or payable in excess of $80.0 million in the aggregate in any fiscal year, without the consent of the lenders. Further, our credit facility requires, among other things, that we are in pro forma compliance with the financial covenants set forth therein and that no event of default exists before and after giving effect to any proposed acquisition. Our ability to expand in a manner consistent with historic practices may be limited if we are unable to obtain such consent from our lenders.

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

We are subject to a risk of work stoppages and other labor relations matters because our hourly workforce is highly unionized. As of December 31, 2017, approximately 60.4% of our workforce was represented by the SEIU. We have a national relationship with the SEIU, as well as numerous agreements with local SEIU affiliates which are renegotiated from time to time. These negotiations are often initiated when we receive increases in our hourly rates from various state agencies. Upon expiration of these collective bargaining agreements, we may not be able to negotiate labor agreements on satisfactory terms with these labor unions. A strike, work stoppage or other slowdown could result in a disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business. Labor costs are the most significant component of our total expenditures and, therefore, an increase in the cost of labor could significantly harm our business.

Our operations subject us to risk of litigation.

Operating in the personal care services industry exposes us to an inherent risk of wrongful death, personal injury, professional malpractice and other potential claims or litigation brought by our consumers and employees. From time to time, we are subject to claims alleging that we did not properly treat or care for a consumer that we failed to follow internal or external procedures that resulted in death or harm to a consumer or that our employees mistreated our consumers, resulting in death or harm. We are also subject to claims arising out of accidents involving vehicle collisions brought by consumers whom we are transporting, from employees driving to or from home visits or other affected individuals.

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

Inclement weather or natural disasters may prevent our employees from providing authorized services. We are not paid for authorized services that are not delivered due to these weather events. Furthermore, prolonged inclement weather or the occurrence of natural disasters in the markets in which we operate could disrupt our relationships with consumers, employees and referral sources located in affected areas and, in the case of our corporate office, our ability to provide administrative support services, including billing and collection services. For example, one of our support centers and a number of our agencies are located in the Midwestern United States, New York and California, increasing our exposure to blizzards and other major snowstorms, ice storms, tornadoes, flooding and earthquakes. The impact of disasters and similar events is inherently uncertain. Future inclement weather or natural disasters may adversely affect our reputation, business and consolidated financial condition, results of operations and cash flows.

Our business depends on our information systems. Our operations may be disrupted if we are unable to effectively integrate, manage and maintain the security of our information systems.

Our business depends on effective and secure information systems that assist us in, among other things, gathering information to improve the quality of consumer care, optimizing financial performance, adjusting consumer mix, monitoring regulatory compliance and enhancing staff efficiency. We rely on an external service provider, McKesson, to provide continual maintenance, upgrading and enhancement of our primary information systems used for our operational needs. The software we license from McKesson supports intake, personnel scheduling, office clinical and centralized billing and receivables management in an integrated database, enabling us to standardize the care delivered across our network of offices and monitor our performance and consumer outcomes. To the extent that McKesson fails to support the software or systems, or if we lose our license with McKesson, our operations could be negatively affected.

Our business also depends on a comprehensive payroll and human resources system for basic payroll functions and reporting, payroll tax reporting, managing wage assignments and garnishments. We rely on an external service provider, ADP, to provide continual maintenance, upgrading and enhancement of our primary human resource and payroll systems. To the extent that ADP fails to support the software or systems, or any of the related support services provided by them, our internal operations could be negatively affected.

Our business also supports the use of Electronic Visit Verification (“EVV”) to collect visit submission information through our delivery of home care services. Our solution uses a combination of IVR and GPS enabled smartphones to capture time in and time out, mileage and travel time, as well as the completed care plan tasks. We license this software through CellTrak along with partnering with states who utilize Authenticare, SanData, and HealthStar. We rely on these providers to provide continual maintenance, enhancements, as well as security of any protected data. To the extent that our EVV vendors fail to support these processes, our internal operations could be negatively affected.

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

Eos Capital Partners III, L.P. and its affiliates (the “Eos Funds”), together beneficially own approximately 32.1% of our outstanding common stock as of December 31, 2017. As a result, the Eos Funds have the ability to significantly influence all matters submitted to our stockholders for approval, including:

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

We may not be able to attract and retain qualified personnel or we may incur increased costs in doing so.

We must attract and retain qualified non-executive personnel in the markets in which we operate in order to provide our services. We compete for personnel with other providers of social and medical services as well as companies in other service-based industries. Increased competition for trained personnel or general inflationary pressures may require that we enhance our pay and benefits packages to compete effectively for such personnel. We may not be able to offset such added costs by increasing the rates we charge for our services. An increase in personnel costs could negatively impact our business. In addition, if we fail to attract and retain qualified and skilled personnel, our ability to conduct our business operations effectively would be harmed.

Competition may be greater for managers, such as regional and agency directors. Our ability to attract and retain personnel depends on several factors, including our ability to provide employees with attractive assignments and competitive benefits and salaries. The loss of one or more of the members of the executive management team or the inability of a new management team to successfully execute our strategies may adversely affect our business. If we are unable to attract and retain qualified personnel, we may be unable to provide our services, the quality of our services may decline, and we could lose consumers and referral sources.

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

We depend on the services of our executive team members.

Our success depends upon the continued employment of certain members of our executive team to manage several of our key functional areas, including operations, business development, accounting, finance, human resources, marketing, information systems, contracting and compliance. In 2016 and 2017, we changed a majority of the members of senior management, beginning with our CEO. The departure of any member of our executive team may materially adversely affect our operations.

If we were required to write down all or part of our goodwill and/or our intangible assets, our net earnings and net worth could be materially adversely affected.

Goodwill and intangible assets with finite lives represent a significant portion of our assets. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. For example, if our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill has been impaired. If as part of our annual review of goodwill and intangibles, we were required to write down all or a significant part of our goodwill and/or intangible assets, our net earnings and net worth could be materially adversely affected, which could affect our flexibility to obtain additional financing. In addition, if our assumptions used in preparing our valuations for purposes of impairment testing differ materially from actual future results, we may record impairment charges in the future and our financial results may be materially adversely affected. We had $90.3 million and $72.7 million of goodwill and $16.6 million and $15.3 million of intangible assets recorded on our Consolidated Balance Sheets at December 31, 2017 and 2016, respectively.

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

The state agencies that contract for our services require our compliance with various rules and regulations affecting the services we provide. We have a compliance officer who monitors and reports on our efforts for achieving the desired results. State agencies are recommending increased rules and regulations in an effort to control the growth of these programs and their overall costs. The implementation of these changes may require the Company to increase their efforts to remain compliant, may reduce the authorizations for services to be provided, and may result in certain consumers no longer being eligible for our services all of which may result in lower revenues and increased costs, reducing our operating performance and profitability. If we continue to serve our consumers without addressing these increased regulations we are at risk for non-compliance with program requirements and potential penalties.

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

Our credit facility and the indentures governing our outstanding notes contain various covenants that limit our ability to take certain actions, including our ability to:

•	make, create, incur, assume or suffer to exist any lien;

•	sell or otherwise dispose of assets, including capital stock of subsidiaries;

•	merge, consolidate, sell or otherwise dispose of all or substantially all our assets;

•	make restricted payments, including paying dividends and making certain loans and investments;

•	create, incur, assume, permit to exist, or otherwise become or remain directly or indirectly liable with respect to any additional indebtedness;

•	enter into transactions with affiliates;

•	engage in any line of additional line of business;

•	amend our organization documents;

•	make an change in accounting treatment or reporting practices, change our name or change our jurisdiction of organization or formation;

•	make any payment or prepayment of certain subordinated indebtedness;

•	enter into agreements that restrict dividends and certain other payments from subsidiaries;

•	engage in a sale leaseback or similar transaction; and

•	make certain capital expenditures.

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

We have not paid dividends on our shares of common stock and intend to retain all future earnings to finance the continued growth and development of our business and for general corporate purposes. In addition, we do not anticipate paying cash dividends on our common stock in the foreseeable future. Any future payment of cash dividends will depend upon our financial condition, capital requirements, credit facility limitations, earnings and other factors deemed relevant by our board of directors. Our credit facility restricts our ability to declare or pay any dividend or other distribution to Holdings unless no default or event of default has occurred and is continuing or would arise as a result thereof and the aggregate amount of dividends and distributions paid in any fiscal year does not exceed $5.0 million per annum.

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

We do not own any real property. As of December 31, 2017, we operated at 118 leased properties including our support centers. Personal care services are operated out of 116 of these facilities. We lease approximately 59,000 and 27,000 square feet of office space in Downers Grove, Illinois and Frisco, Texas which serve as our support centers. During the second quarter of 2016, the contact center contained within the Downers Grove support center closed. Effective August 1, 2017, we subleased the approximately 21,000 square feet of the unused office space in Downers Grove.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are subject to legal and/or administrative proceedings incidental to our business. It is the opinion of management that the outcome of pending legal and/or administrative proceedings will not have a material effect on our financial position and results of operations.

On January 20, 2016, we were served with a lawsuit filed in the United States District Court for the Northern District of Illinois against the Company and Cigna Corporation by Stop Illinois Marketing Fraud, LLC, a qui tam relator formed for the purpose of bringing this action. In the action, the plaintiff alleges, inter alia, violations of the federal False Claims Act relating primarily to allegations of violations of the federal Anti-Kickback Statute and allegedly improper referrals of patients from our home care division to our home health business, substantially all of which was sold in 2013. The plaintiff seeks to recover damages, fees and costs under the federal False Claims Act including treble damages, civil penalties and its attorneys’ fees. The U.S. government has declined to intervene at this time. Plaintiff amended its complaint on April 4, 2016 to include additional allegations in support of its False Claims Act claims, including alleged violations of the federal Anti-Kickback Statute. We and Cigna Corporation filed a motion to dismiss the amended complaint on June 6, 2016. On February 3, 2017, the Court granted Cigna Corporation’s motion to dismiss in full, and granted our motion to dismiss in part allowing Plaintiff another chance to amend its complaint. Plaintiff timely filed a second amended complaint on March 10, 2017, withdrawing its conspiracy claim under the Federal False Claims Act and adding an explicit claim under the Illinois False Claims Act for the same underlying kickback allegations. On April 7, 2017, we filed a partial motion to dismiss the Second Amended Complaint, which has not yet been ruled on by the court. On May 24, 2017, the State of Illinois filed notice that it was declining to intervene in the plaintiff’s claim under the Illinois False Claims Act. We intend to defend the litigation vigorously and believe the case will not have a material adverse effect on our business, financial condition or results of operations.

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

	High	Low
2017
Fourth Quarter	$37.60	$30.95
Third Quarter	40.15	31.75
Second Quarter	40.75	30.70
First Quarter	37.35	29.90

2016
Fourth Quarter	$36.30	$24.40
Third Quarter	27.43	17.35
Second Quarter	21.60	16.55
First Quarter	24.86	15.33

Holders

As of December 31, 2017, 33.9% of our shares were held by Company insiders. An additional 59.4% of the stock was held by 127 institutional investors. As of February 20, 2018, Addus HomeCare Corporation had approximately 2,600 shareholders, including 7 shareholders of record.

Dividends

We have never paid dividends on our common stock, including in the two most recent fiscal years, and we do not intend to pay any dividends on our common stock in the foreseeable future. We currently plan to retain any earnings to support the operation, and to finance the growth, of our business rather than to pay cash dividends. Payments of any cash dividends in the future will depend on our financial condition, capital requirements, credit facility limitations, earnings, as well as other factors deemed relevant by our board of directors. Our credit facility restricts our ability to declare or pay any dividend or other distribution to Holdings unless no default or event of default has occurred and is continuing or would arise as a result thereof and the aggregate amount of dividends and distributions paid in any fiscal year does not exceed $5.0 million per annum.

Equity Compensation Plan

The following table presents securities authorized for issuance under our equity compensation plans at December 31, 2017.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column) (3)
Equity Compensation Plans Approved by Security Holders	478,570	$23.91	1,145,836
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	478,570	$23.91	1,145,836

(1)	Includes grants of stock options.

(2)	Includes weighted-average exercise price of outstanding stock options only.

(3)	Represents shares of common stock that may be issued pursuant to our 2017 Omnibus Incentive Plan (the “2017 Plan”).

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial information derived from our Consolidated Financial Statements for the periods and at the dates indicated. The information is qualified in its entirety by and should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K.

As described in Note 2 of the Notes to Consolidated Financial Statements, the following data contain certain corrections of immaterial errors identified in previously reported amounts. Goodwill and intangibles, total assets and stockholders’ equity as of December 31, 2016, 2015, 2014 and 2013 have been updated to reflect the correction. For the years ended December 31, 2014 and 2013, income tax expense, net income from continuing operations, net income and basic and diluted income per share for continuing operations have been updated to reflect the correction. For the years ended December 31, 2014 and 2013, the effect of the correction on net income was a net unfavorable adjustment of $0.2 million and $0.5 million, respectively.

	For the Years Ended December 31,
	2017	2016	2015	2014		2013
	(Amounts In Thousands, Except Per Share Data)
Consolidated Statements of Income Data:
Net service revenues (1)	$425,715	$400,688	$336,815	$312,942		$265,941
Cost of service revenues	310,119	294,593	245,492	229,207		198,202

Gross profit	115,596	106,095	91,323	83,735		67,739
General and administrative expenses	76,902	76,840	66,143	59,016		47,099
Gain on sale of assets	(2,467)	—	—	—		—
Revaluation of contingent consideration	—	—	130	—		—
Depreciation and amortization	6,663	6,647	4,717	3,830		2,160
Provision for doubtful accounts	8,259	7,373	4,309	2,818		3,019

Total operating expenses	89,357	90,860	75,299	65,664		52,278

Operating income from continuing operations	26,239	15,235	16,024	18,071		15,461

Interest income (2)	(66)	(2,812)	(47)	(18)		(188)
Interest expense	4,472	2,332	786	698		674

Total interest (income) expense, net	4,406	(480)	739	680		486
Other income	217	206	—	—		—

Income from continuing operations before income taxes	22,050	15,921	15,285	17,391		14,975
Income tax expense	8,589	3,994	3,932	5,674	(3)	4,319	(3)

Net income from continuing operations	13,461	11,927	11,353	11,717	(3)	10,656	(3)
Discontinued Operations
Net income (loss) from home health business	147	97	270	280		(980)
Gain on sale of home health business, net of tax	—	—	—	—		8,962

Earnings from discontinued operations, net of tax	147	97	270	280		7,982

Net income	$13,608	$12,024	$11,623	$11,997	(3)	$18,638	(3)

Basic income per common share:
Continuing operations	$1.18	$1.05	$1.03	$1.08	(3)	$0.98	(3)
Discontinued operations	0.01	0.01	0.03	0.02		0.74

Basic income per common share:	$1.19	$1.06	$1.06	$1.10	(3)	$1.72	(3)

	For the Years Ended December 31,
	2017	2016	2015	2014		2013
	(Amounts In Thousands, Except Per Share Data)
Diluted income per common share:
Continuing operations	$1.16	$1.05	$1.02	$1.06	(3)	$0.96	(3)
Discontinued operations	0.01	0.01	0.02	0.02		0.72

Diluted income per common share:	$1.17	$1.06	$1.04	$1.08	(3)	$1.68	(3)

Weighted average number of common shares and potential common shares outstanding:
Basic	11,470	11,292	10,986	10,900		10,826
Diluted	11,623	11,349	11,189	11,114		11,075

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(Actual Numbers, Except Adjusted EBITDA and Billable Hours in Thousands)
Key Metrics :
General:
Adjusted EBITDA (4)	$36,768	$32,094	$23,627	$23,759	$18,796
States served at period end	24	24	22	22	21
Offices at period end	116	114	119	129	121
Employees at period end	26,097	23,070	21,395	18,054	16,585
Operational Data:
Average billable census (5)	35,343	33,944	32,756	31,019	26,802
Billable hours (6)	23,833	23,088	19,556	18,335	15,621
Average billable hours per census per month	56	57	50	49	49
Billable hours per business day	91,664	88,460	75,214	71,903	59,850
Revenues per billable hour	$17.86	$17.35	$17.22	$17.07	$17.02

Percentage of Revenues by Payor:
State, local and other governmental programs	64%	71%	78%	87%	94%
Managed care organizations	33	26	18	9	1
Private pay	2	2	3	3	4
Commercial insurance	1	1	1	1	1

	As of December 31,
	2017	2016		2015		2014		2013
	(Amounts In Thousands)
Consolidated Balance Sheet Data:
Cash	$53,754	$8,013		$4,104		$13,363		$15,565
Accounts receivable, net of allowances	88,952	116,999		84,959		68,333		61,354
Goodwill and intangibles	106,935	87,951	(3)	77,980	(3)	73,435	(3)	67,738	(3)
Total assets	267,110	229,864	(3)	184,687	(3)	179,794	(3)	163,014	(3)
Capital leases	1,002	2,433		2,991		3,663		—
Term loans, net of debt issuance costs	38,858	22,580		—		—		—
Stockholders’ equity	175,080	157,762	(3)	140,560	(3)	126,790	(3)	112,936	(3)

(1)

Acquisitions completed in 2017 accounted for $8.6 million of growth in net service revenues for the year ended December 31, 2017. Acquisitions completed in 2016 accounted for $58.6 million and $52.7 million of growth in net service revenues for the years ended December 31, 2017 and 2016, respectively. Acquisitions completed in 2015 accounted for $9.3 million, $11.6 million and $9.7 million of growth in net service revenues for the years ended December 31, 2017, 2016 and 2015, respectively. Acquisitions completed in 2014 accounted for $9.5 million, $8.8 million, $10.7 million and $7.5 million of growth in net service revenues for the years ended December 31, 2017, 2016, 2015 and 2014, respectively. Acquisitions completed in 2013 accounted for $24.7 million, $25.8 million, $24.6 million, $21.9 million and $1.7 million of growth in net service revenues for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

(2)	Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received. For the year ended December 31, 2017, we did not receive any prompt payment interest. For the year ended December 31, 2016, we received $2.8 million in prompt payment interest. For the years ended December 31, 2015 and 2014, we did not receive any prompt payment interest. For the year ended December 31, 2013, we received $0.2 million in prompt payment interest.

(3)	Reflects a revised amount for the impact of correcting certain errors as described in Note 2 of the Notes to Consolidated Financial Statements.

(4)	We define Adjusted EBITDA as earnings before discontinued operations, interest income, interest expense, other non-operating income, taxes, depreciation, amortization, stock-based compensation expense, M&A expense, restructuring charges, severance and other costs, IRS accrual, write down of deferred tax assets/impact of Tax Reform Act, write-off of debt issuance costs and gain on sale of assets. Adjusted EBITDA is a performance measure used by management that is not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”). It should not be considered in isolation or as a substitute for net income, operating income or any other measure of financial performance calculated in accordance with GAAP.

Management believes that Adjusted EBITDA is useful to investors, management and others in evaluating our operating performance for the following reasons:

•	By reporting Adjusted EBITDA, we believe that we provide investors with insight and consistency in our financial reporting and present a basis for comparison of our business operations between current, past and future periods. Adjusted EBITDA allows management, investors and others to evaluate and compare our core operating results, including return on capital and operating efficiencies, from period to period, by removing the impact of our capital structure (interest expense), asset base (amortization and depreciation), tax consequences, stock-based compensation expense, M&A expense, restructuring charges, severance and other costs, IRS accrual, write down of deferred tax assets/impact of Tax Reform Act, write-off of debt issuance costs and gain on sale of assets from our results of operations.

•	We believe that Adjusted EBITDA is a measure widely used by securities analysts, investors and others to evaluate the financial performance of other public companies, and therefore may be useful as a means of comparison with those companies, when viewed in conjunction with traditional GAAP financial measures.

•	We recorded stock-based compensation expense of $2.6 million, $1.1 million, $1.6 million, $0.8 million and $0.5 million for the years ended December 31, 2017, 2016, 2015, 2014, and 2013, respectively. By comparing our Adjusted EBITDA in different periods, our investors can evaluate our operating results without stock-based compensation expense, which is a non-cash expense that is not a key measure of our operations.

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

Although Adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results of operations as reported under GAAP. Some of these limitations include:

•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or other contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect interest expense or interest income;

•	Adjusted EBITDA does not reflect other non-operating income from our investments in joint ventures;

•	Adjusted EBITDA does not reflect cash requirements for income taxes;

•	although depreciation and amortization are non-cash charges, the assets being depreciated or amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for these replacements;

•	Adjusted EBITDA does not reflect any mergers and acquisitions expenses;

•	Adjusted EBITDA does not reflect any stock based compensation;

•	Adjusted EBITDA does not reflect any restructure charges;

•	Adjusted EBITDA does not reflect any severance and other costs;

•	Adjusted EBITDA does not reflect any gains on the sale of assets;

•	Adjusted EBITDA does not reflect any write down of deferred tax assets/impact of Tax Reform Act;

•	Adjusted EBITDA does not reflect any write off of debt issuance costs; and

•	other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Management compensates for these limitations by using GAAP financial measures in addition to Adjusted EBITDA in managing the day-to-day and long-term operations of our business. We believe that consideration of Adjusted EBITDA, together with a careful review of our GAAP financial measures, is the most informed method of analyzing our company.

The following table sets forth a reconciliation of net income, the most directly comparable GAAP measure, to Adjusted EBITDA:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(Amounts In Thousands)
Reconciliation of net income to Adjusted EBITDA (1):
Net income	$13,608	$12,024	$11,623	$11,997	$18,638
Less: (Earnings) loss from discontinued operations, net of tax	(147)	(97)	(270)	(280)	(7,982)

Net income from continuing operations	13,461	11,927	11,353	11,717	10,656
Interest (income) expense, net, excluding write-off of debt issuance costs	3,083	(480)	739	680	486
Other non-operating income	(217)	(206)	—	—	—
Income tax expense from continuing operations, excluding write down of deferred tax assets/impact of Tax Reform Act	7,284	3,994	3,932	5,674	4,319
Depreciation and amortization	6,663	6,647	4,717	3,830	2,160
M&A expenses	2,116	1,122	1,013	1,031	660
Stock-based compensation expense	2,552	1,072	1,573	827	515
Restructuring charges	627	4,787	—	—	—
Severance and other costs	1,038	3,231	—	—	—
IRS accrual	—	—	300	—	—
Write down of deferred tax assets/impact of Tax Reform Act(2)	1,305	—	—	—	—
Write-off of debt issuance costs(3)	1,323	—	—	—	—
Gain on sale of assets	(2,467)	—	—	—	—

Adjusted EBITDA	$36,768	$32,094	$23,627	$23,759	$18,796

(1)	The selected historical Consolidated Statements of Income data for the fiscal years ended December 31, 2017, 2016, 2015, 2014 and 2013, were derived from our audited Consolidated Financial Statements included in the Annual Report on Form 10-K for the applicable year.

(2)	Included in income tax expense on the Consolidated Statements of Income.

(3)	Included in interest expense on the Consolidated Statements of Income.

(5)	Average billable census is the number of unique clients receiving a billable service during a period.

(6)	Billable hours is the total number of hours provided to clients during a period.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We operate as one business segment and are a provider of comprehensive personal care services, which are principally provided in the home. Our personal care services provide assistance with activities of daily living. Our consumers are primarily persons who are at risk of hospitalization or institutionalization, such as the elderly, chronically ill and disabled. Our payor clients include federal, state and local governmental agencies, managed care organizations, commercial insurers and private individuals. As of December 31, 2017, we provided personal care services to approximately 34,000 consumers in 24 states through 116 offices. For the years ended December 31, 2017, 2016 and 2015, we served approximately 51,000, 50,000 and 48,000 discrete consumers, respectively.

A summary of our financial results for 2017, 2016 and 2015 is provided in the table below. Total assets has been updated to reflect the correction described in Note 2 of the Consolidated Financial Statements.

	For the Years Ended December 31,
	2017	2016	2015
	(Amounts in Thousands)
Net service revenues	$425,715	$400,688	$336,815
Net income from continuing operations	13,461	11,927	11,353
Earnings from discontinued operations, net of tax	147	97	270
Net income	$13,608	$12,024	$11,623

Total assets	$267,110	$229,864	$184,631

Our services are provided predominantly in the home under federal, state and local government programs. Our consumers are predominately “dual eligible,” meaning they are eligible to receive both Medicare and Medicaid benefits. The federal government permits states to initiate dual eligible demonstration programs and other managed Medicaid initiatives designed to coordinate the services provided through Medicare and Medicaid, with the overall objective of improving care quality and reducing costs. States are increasingly implementing managed care programs to deliver care for Medicaid enrollees. Managed care organizations have an economic incentive to better manage the healthcare expenditures of their membership, and therefore seek to provide care in a more cost-effective setting, such as a patient’s home. Managed care revenues account for 33.1%, 26.1% and 18.3% of our revenue mix for 2017, 2016 and 2015, respectively.

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

Our services and model play a number of crucial roles in the overall healthcare continuum. By providing non-medical services in the home to the elderly and others who require long-term service and support with the activities of daily living, we can lower the cost of chronic and acute care treatment, in part by delaying or eliminating the need for care in more expensive settings. We also can reduce service duplication with traditional Medicare home health. In addition, we utilize home care aides to observe and report changes in the condition of our consumers for the purpose of early intervention in the disease process, with the goal of reducing the cost of medical services by preventing unnecessary emergency room visits and/or hospital admissions and re-admissions. We coordinate the services provided by our team with those of other healthcare agencies as appropriate. Changes in a consumer’s conditions are evaluated by appropriately trained managers and may result in a report to the consumer’s case manager at a managed care organization or other payor. Our model also is designed to improve consumer outcomes and satisfaction by providing care in the preferred setting of the home and in providing opportunities to improve the consumer’s conditions and allow early intervention as indicated.

We believe that this model makes us a valuable partner to managed care organizations by providing significant value. Our consumers are predominately “dual eligible,” meaning they are eligible to receive both Medicare and Medicaid benefits. With permission from the federal government, states are increasingly implementing managed care programs to deliver care for Medicaid enrollees, with the result that managed care organizations are increasingly responsible for the healthcare needs and the related healthcare costs of our consumers. These managed care organizations have an economic incentive to better manage the healthcare expenditures of their membership, including the provision of care in lower cost settings and improved outcomes. We believe that our model is very well positioned to assist in meeting those challenges while also improving consumer satisfaction and as a result we expect increased referrals from managed care organizations.

We utilize Interactive Voice Response (“IVR”) systems and smart phone applications to communicate with the majority of our home care aides. Through these technologies our aides are able to report changes in health conditions to an appropriate manager for triage and evaluation. In addition, we use these technologies to record basic information about each visit, record start and end times for a scheduled shift, track mileage reimbursement, send text messages to the home care aide and communicate basic payroll information.

In addition to our focus on organic growth, we have been growing through acquisitions, that have expanded our presence in current markets or facilitated our entry into new markets where the personal care business has been moving to managed care organizations.

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

On February 27, 2018, we entered into a purchase agreement to acquire Ambercare Corporation, Inc. (Ambercare) for approximately $40.0 million to expand in the State of New Mexico. We expect to complete the transaction in the second quarter of 2018, subject to the usual closing conditions, with funding through the delayed draw term loan portion of its credit facility.

In 2013, we sold substantially all of the assets of our home health skilled nursing business (the “Home Health Business”) in Arkansas, Nevada, South Carolina and Pennsylvania, and 90% of the Home Health Business in California and Illinois. Effective October 1, 2017, we sold our remaining 10% ownership interest in the Home Health Business in California and Illinois. The results of the Home Health Business sold are reflected as discontinued operations for all periods presented herein. Following the sale of the Home Health Business, we have managed and internally reported our business in one segment. We maintain Medicare licensure as a home health agency in Ohio and Delaware in connection with providing services in those states.

Business

Continuing operations include the results of operations previously included in our home and community segment and three agencies previously included in our home health segment. The results of the Home Health Business sold are reflected as discontinued operations for all periods presented herein. Following the sale of the Home Health Business, we have managed and reported our business in one segment. As of December 31, 2017, we provided our personal care services in 24 states through 116 offices.

Our payor clients are principally federal, state and local governmental agencies and, increasingly, managed care organizations. The federal, state and local programs under which the agencies operate are subject to legislative, budgetary and other risks that can influence reimbursement rates. We are experiencing a transition of business from government payors to managed care organizations, which we believe aligns with our emphasis on coordinated care and the reduction of the need for acute care.

For the years ended December 31, 2017, 2016 and 2015, our payor revenue mix was:

	Year Ended December 31,
	2017	2016	2015
State, local and other governmental programs	64.2%	70.4%	77.7%
Managed care organizations	33.1	26.1	18.3
Private pay	2.1	2.4	3.0
Commercial insurance	0.6	1.1	1.0

	100.0%	100.0%	100.0%

We derive a significant amount of our net service revenues in Illinois, which represented 52.6% , 53.6% and 59.5% of our total net service revenues for the years ended December 31, 2017, 2016 and 2015, respectively.

A significant amount of our net service revenues are derived from one payor client, the Illinois Department on Aging, which accounted for 36.6%, 42.1% and 48.8% of our total net service revenues for the years ended December 31, 2017, 2016 and 2015, respectively.

The State of Illinois’s payments for non-Medicaid consumers have been delayed in the past and may continue to be delayed in the future due to budget disputes that began in 2015. The State of Illinois did not adopt a comprehensive budget for fiscal year 2016, which ended on June 30, 2016, or a comprehensive budget for fiscal year 2017, which ended on June 30, 2017. On July 6, 2017, the State of Illinois passed a budget for state fiscal year 2018, which began on July 1, 2017. The budget authorized the Illinois Department on Aging to pay for services the Company rendered to non-Medicaid consumers in prior fiscal years. We began receiving delayed payments in July of 2017.

We measure the performance of our business using a number of different metrics, including billable hours, billable hours per business day, revenues per billable hour and the number of consumers, or census.

In 2016, the increase in managed care organization revenue was mainly attributable to the South Shore acquisition. See Note 5 “Acquisitions” to the Notes to Consolidated Financial Statements for additional information.

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

Employees are also reimbursed for their travel time and related travel costs in certain instances.

General and Administrative Expenses

Our general and administrative expenses from continuing operations include our costs for operating our network of local agencies and our administrative offices.

Our agency expenses from continuing operations consist of costs for supervisory personnel, our community care supervisors and office administrative costs. Personnel costs include wages, payroll taxes, and employee benefits. Facility costs including rents, utilities, postage, telephone and office expenses. Our support centers include costs for accounting, information systems, human resources, billing and collections, contracting, marketing and executive leadership. These expenses consist of compensation, including stock-based compensation, payroll taxes, employee benefits, legal, accounting and other professional fees, travel, general insurance, rents and related facility costs.

In 2016, we initiated steps to streamline our operations. We incurred total expenses related to these initiatives of approximately $1.7 million and $8.0 million for the years ended December 31, 2017 and 2016, respectively. We expect some additional restructuring and other costs to occur, however, the amount and timing cannot be determined at this time. The expenses recorded for the year ended December 31, 2017 included costs related to terminated employees and fees related to termination of professional services relationships, other contract termination costs and asset write-offs. The expenses recorded for the year ended December 31, 2016, included costs related to terminated employees, contract termination costs, accelerated depreciation and asset write-offs.

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

Provision for Doubtful Accounts

We establish our allowance for doubtful accounts to the extent it is probable that a portion or all of a particular account will not be collected. We establish our provision for doubtful accounts primarily by analyzing historical trends and the aging of receivables. In our evaluation, we consider other factors including: delays in payment trends in individual states due to budget or funding issues; billing conversions related to acquisitions or internal systems; resubmission of bills with required documentation; and disputes with specific payors. An allowance for doubtful accounts is maintained at a level that our management believes is sufficient to cover potential losses. However, actual collections could differ from our estimates.

Interest Income

Illinois law entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received. For the year ended December 31, 2017, we did not receive any prompt payment interest. For the year ended December 31, 2016, we received $2.8 million in prompt payment interest. For the year ended December 31, 2015, we did not earn or receive any prompt payment interest.

Interest Expense

Interest expense is reported in the Consolidated Statements of Income when incurred and consists of (i) interest and unused credit line fees on our new credit facility and our Terminated Senior Credit Facility (as defined under Senior Secured Credit Facility below), (ii) interest on our capital lease obligations and (iii) amortization and write-off of debt issuance costs.

Other Income

For the year ended December 31, 2017 and 2016, other income of $0.2 million and $0.2 million, respectively, consisted of income distributions received from investments in joint ventures, which were sold on October 1, 2017. No distributions were received during the years ended December 31, 2015. We accounted for this income in accordance with ASC Topic 325, “Investments—Other.” and recognized the net accumulated earnings only to the extent distributed by the joint ventures on the date received.

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. For the years ended December 31, 2017 and 2016 our federal statutory rate was 35.0 % and 35.0%, respectively. The effective income tax rate was 39.0 % and 25.2% for the years ended December 31, 2017 and 2016, respectively. The difference between our federal statutory and effective income tax rates are principally due to the inclusion of state taxes, the use of federal employment tax credits and the change in tax law in 2017.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“Tax Reform Act”). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35.0% to a flat 21.0% rate, effective January 1, 2018. Our effective income tax rate increased by approximately 5.3% in 2017 due to the revaluation of our deferred tax assets and a valuation allowance as a result of the elimination of a performance-based equity exception in calculating the $1.0 million limitation for 162(m) under the Tax Reform Act. We expect the overall effect of the tax law changes to be favorable in future years when the lower tax rate become effective.

Discontinued Operations

Discontinued operations consists of the reduction of the indemnification reserve, net of tax for our Home Health Business that was sold effective March 1, 2013 and the results of operations for an agency in Pennsylvania that was sold on December 30, 2013.

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

The following table sets forth, for the periods indicated, our consolidated results of operations.

	2017		2016		Change
	Amount	Net Service Revenues	Amount	Net Service Revenues	Amount	%
	(Amounts In Thousands, Except Percentages)
Net service revenues	$425,715	100.0%	$400,688	100.0%	$25,027	6.2%
Cost of service revenues	310,119	72.8	294,593	73.5	15,526	5.3

Gross profit	115,596	27.2	106,095	26.5	9,501	9.0
General and administrative expenses	76,902	18.1	76,840	19.2	62	0.1
Gain on sale of assets	(2,467)		—	—	(2,467)
Depreciation and amortization	6,663	1.6	6,647	1.7	16	0.2
Provision for doubtful accounts	8,259	1.9	7,373	1.8	886	12.0

Total operating expenses	89,357	21.0	90,860	22.7	(1,503)	(1.7)

Operating income from continuing operations	26,239	6.2	15,235	3.8	11,004	72.2

Interest income	(66)	—	(2,812)	(0.7)	2,746	(97.7)
Interest expense	4,472	1.1	2,332	0.6	2,140	91.8

Total interest (income) expense, net	4,406	1.0	(480)	(0.1)	4,886	(1,017.9)
Other income	217	0.1	206	0.1	11	5.3

Income from continuing operations before income taxes	22,050	5.2	15,921	4.0	6,129	38.5
Income tax expense	8,589	2.0	3,994	1.0	4,595	115.0

Net income from continuing operations	13,461	3.2	11,927	3.0	1,534	12.9

Earnings from discontinued operations, net of tax	147	—	97	—	50	51.2

Net income	$13,608	3.2%	$12,024	3.0%	$1,584	13.2%

Business Metrics (Actual Numbers, Except Billable Hours in Thousands)
Average billable census (1)	35,343		33,944		1,399	4.1%
Billable hours (2)	23,833		23,088		745	3.2
Average billable hours per census per month	56		57		(1)	(1.8)
Billable hours per business day	91,664		88,460		3,204	3.6
Revenues per billable hour	$17.86		$17.35		$0.51	2.9%

(1)	Average billable census is the number of unique clients receiving a billable service during a year.

(2)	Billable hours is the total number of hours served to clients during a year.

Net service revenues from state, local and other governmental programs accounted for 64.2% and 70.4% of net service revenues for 2017 and 2016, respectively. Managed care organizations accounted for 33.1% and 26.1% of net service revenues in 2017 and 2016 respectively, with private and commercial payors accounting for the remainder of net service revenues. A significant amount of our net service revenues in 2017 and 2016 were derived from one payor client, Illinois Department on Aging, which accounted for 36.6% and 42.1% respectively, of our total net service revenues.

Net service revenues increased $25.0 million, or 6.2%, to $425.7 million for 2017 compared to $400.7 million for 2016. The increase was primarily due to a 4.1% increase in average billable census and a 2.9% increase in revenues per billable hour.

Gross profit, expressed as a percentage of net service revenues, increased to 27.2% for 2017, from 26.5% in 2016. This increase was primarily due to a $3.7 million reduction in direct service costs associated with benefits, travel mileage and unemployment taxes, and our exit from the lower margin adult day services centers.

General and administrative expenses, expressed as a percentage of net service revenues decreased to 18.1% for 2017, from 19.2% in 2016. The decrease in general and administrative expenses was primarily due to a decrease in severance and restructuring costs of $6.4 million and a decrease in costs for outside consultants of $0.9 million and a decrease in telephone expenses of $0.8 million. These decreases were offset by an increase in administrative employee wages, taxes and benefit costs of $7.4 million and an increase in acquisition expenses of $1.0 million.

Depreciation and amortization increased slightly to $6.7 million from $6.6 million for the years ended December 31, 2017 and 2016, respectively. Amortization of intangibles, which are amortized using straight-line and accelerated methods, totaled $4.7 million and $4.9 million for the years ended December 31, 2017 and 2016, respectively.

Interest Income

Illinois law entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the income statement caption, “interest income.” For the year ended December 31, 2017, we did not receive any prompt payment interest. For the year ended December 31, 2016, we received $2.8 million in prompt payment interest.

Interest Expense

Interest expense increased to $4.5 million from $2.3 million for the year ended December 31, 2017 as compared to December 31, 2016. The increase was primarily due to the write-off of the unamortized debt issuance costs in the amount of $1.3 million upon the termination of our Terminated Senior Secured Credit Facility on May 8, 2017, as well as increased interest expense due to the higher outstanding term loan balance under our new senior secured credit facility. See Note 9 “Long-Term Debt” to the Notes to Consolidated Financial Statements for additional information.

Other Income

For the years ended December 31, 2017 and 2016, other income of $0.2 million and $0.2 million, respectively, consisted of income distributions received from the investments in joint ventures, which were sold on October 1, 2017. We accounted for this income in accordance with ASC Topic 325, “Investments—Other.” and recognized the net accumulated earnings only to the extent distributed by the joint ventures on the date received.

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. For the years ended December 31, 2017 and 2016 our federal statutory rate was 35.0 % and 35.0%, respectively. The effective income tax rate was 39.0 % and 25.2% for the years ended December 31, 2017 and 2016, respectively. The difference between our federal statutory and effective income tax rates are principally due to the inclusion of state taxes, the use of federal employment tax credits and the change in tax law in 2017.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“Tax Reform Act”). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35.0% to a flat 21.0% rate, effective January 1, 2018. Our effective income tax rate increased by approximately 5.3% in 2017 due to the revaluation of our deferred tax assets and a valuation allowance as a result of the elimination of a performance-based equity exception in calculating the $1.0 million limitation for 162(m) under the Tax Reform Act. We expect the overall effect of the tax law changes to be favorable in future years when the lower tax rate become effective.

Discontinued Operations

Effective March 1, 2013, we sold substantially all of the assets used in our Home Health Business as described in Part I, Item 1. Therefore, we have segregated the Home Health Business operating results and presented them separately as discontinued operations for all periods presented (see Note 4—“Discontinued Operations” to the Notes to the Consolidated Financial Statements included elsewhere herein).

The table below summarizes the results of discontinued operations.

	2017	2016
	(Amounts In Thousands)
Net service revenues	$—	$—
Cost of service revenues	—	—

Gross profit	—	—
General and administrative expenses	(245)	(163)

Operating income from discontinued operations	245	163

Income tax	98	66

Earnings from discontinued operations	$147	$97

No revenues were recorded for the year ended December 31, 2017 or 2016 related to the Home Health Business due to the sale of the business. For the year ended December 31, 2017 and 2016, the earnings from discontinued operations represented our reduction of the Medicare indemnification reserve for the Home Health Business sold for periods no longer subject to audit. As of December 31, 2017, the Company has estimated a total of $0.2 million for billing adjustments for 2013 and 2012 which may be subject to Medicare audits.

Results of Operations

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

The following table sets forth, for the periods indicated, our consolidated results of operations.

	2016		2015		Change
	Amount	Net Service Revenues	Amount	Net Service Revenues	Amount	%
	(Amounts In Thousands, Except Percentages)
Net service revenues	$400,688	100.0%	$336,815	100.0%	$63,873	19.0%
Cost of service revenues	294,593	73.5	245,492	72.9	49,101	20.0

Gross profit	106,095	26.5	91,323	27.1	14,772	16.2
General and administrative expenses	76,840	19.2	66,143	19.6	10,697	16.2
Revaluation of contingent consideration	—	—	130	0.0	(130)	(100.0)
Depreciation and amortization	6,647	1.7	4,717	1.4	1,930	40.9
Provision for doubtful accounts	7,373	1.8	4,309	1.3	3,064	71.1

Total operating expenses	90,860	22.7	75,299	22.4	15,561	20.7

Operating income from continuing operations	15,235	3.8	16,024	4.8	(789)	(4.9)

Interest income	(2,812)	(0.7)	(47)	0.0	(2,765)	5,883.0
Interest expense	2,332	0.6	786	0.2	1,546	196.7

Total interest (income) expense, net	(480)	(0.1)	739	0.2	(1,219)	(165.0)
Other income	206	0.1	—	0.2	206

Income from continuing operations before income taxes	15,921	4.0	15,285	4.5	636	4.2
Income tax expense	3,994	1.0	3,932	1.2	62	1.6

Net income from continuing operations	11,927	3.0	11,353	3.4	574	5.1

Discontinued operations:
Earnings from Home Health Business, net of tax	97	—	270	0.1	(173)	(64.1)

Net income	$12,024	3.0%	$11,623	3.5%	$401	3.5%

Business Metrics (Actual Numbers, Except Billable Hours in Thousands)
Average billable census (1)	33,944		32,756		1,188	3.6%
Billable hours (2)	23,088		19,556		3,532	18.1
Average billable hours per census per month	57		50		7	14.0
Billable hours per business day	88,460		75,214		13,246	17.6
Revenues per billable hour	$17.35		$17.22		$0.13	0.8%

(1)	Average billable census is the number of unique clients receiving a billable service during a period.

(2)	Billable hours is the total number of hours served to clients during a period.

Net service revenues from state, local and other governmental programs accounted for 70.4% and 77.7% of net service revenues for 2016 and 2015, respectively. Managed care organizations accounted for 26.1% and 18.3% of net service revenues in 2016 and 2015 respectively, with private and commercial payors accounting for the remainder of net service revenues. A significant amount of our net service revenues in 2016 and 2015 were derived from one payor client, Illinois Department on Aging, which accounted for 42.1% and 48.8% respectively, of our total net service revenues.

Net service revenues increased $63.9 million, or 19.0%, to $400.7 million for 2016 compared to $336.8 million for 2015. The increase was primarily due to the South Shore acquisition contributing net service revenues of $51.7 million in 2016 and a 3.6% increase in average billable census and a 0.8% increase in revenues per billable hour.

Gross profit, expressed as a percentage of net service revenues, decreased to 26.5% for 2016, from 27.1% in 2015. The decrease was primarily due to the South Shore acquisition which is a lower margin business. See Note 5 “Acquisitions” to the Notes to Consolidated Financial Statements for additional information.

General and administrative expenses increased to $76.8 million in 2016 as compared to $66.1 million in 2015. The increase in general and administrative expenses for the years ended December 31, 2016 as compared to 2015 was primarily due to the following:

•	$4.8 million charge for lease commitments, a write-off of unamortized leasehold improvements, an equipment write-off resulting from the closure of three adult day services centers in Illinois during the third quarter of 2016, a write-off for unused contact center office space and a write-off related to the discontinued use of internally developed software and fees for the termination of various contracts with certain outside vendors.

•	$3.2 million severance expense for terminated employees with employment and/or separation agreements and a

•	$4.5 million increase in administrative employee wages, taxes and benefit costs, offset by a $1.2 million decrease in temporary office personnel expense.

Depreciation and amortization increased to $6.6 million from $4.7 million for the year ended December 31, 2016 and 2015, respectively. Amortization of intangibles, which are amortized using straight-line and accelerated methods, based upon the estimated useful lives of the respective assets, which range from two to twenty five years, totaled $4.9 million and $3.0 million for the years ended December 31, 2016 and 2015, respectively.

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

Interest Expense

Interest expense increased to $2.3 million from $0.8 million for the year ended December 31, 2016 as compared to December 31, 2015. The increase was primarily the result of draws on the senior credit facility of $52.0 million during 2016. See Note 9 “Long-Term Debt” to the Notes to Consolidated Financial Statements for additional information.

Other Income

For the year ended December 31, 2016, other income of $0.2 million consists of income distributions received from investments in joint ventures. No distributions were received during the years ended December 31, 2015. We account for this income in accordance with ASC Topic 325, “Investments—Other” and recognize the net accumulated earnings only to the extent distributed by the joint ventures on the date received.

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

Discontinued Operations

Effective March 1, 2013, we sold substantially all of the assets used in our Home Health Business as described in Part I, Item 1. Therefore, we have segregated the Home Health Business operating results and presented them separately as discontinued operations for all periods presented (see Note 4—“Discontinued Operations” to the Notes to the Consolidated Financial Statements included elsewhere herein).

The table below summarizes the results of discontinued operations.

	2016	2015
	(Amounts In Thousands)
Net service revenues	$—	$—
Cost of service revenues	—	—

Gross profit	—	—
General and administrative expenses	(163)	(448)
Depreciation and amortization	—	—

Operating income from discontinued operations	163	448

Income tax	66	178

Earnings from discontinued operations	$97	$270

No revenues were recorded for the year ended December 31, 2016 or 2015 related to the Home Health Business due to the sale of the business. For the year ended December 31, 2016 and 2015, the earnings from discontinued operations represented our reduction of the Medicare indemnification reserve for the Home Health Business sold for periods no longer subject to audit. As of December 31, 2016, the Company has estimated a total of $0.4 million for billing adjustments for 2013, 2012 and 2011 which may be subject to Medicare audits.

Liquidity and Capital Resources

Our primary sources of liquidity are cash from operations and borrowings under our new credit facility. As described below under “Senior Secured Credit Facility”, we entered into a new credit facility on May 8, 2017 that replaced our Terminated Senior Secured Credit Facility (see “—Terminated Senior Secured Credit Facility” below). At December 31, 2017 and 2016, we had cash balances of $53.8 million and $8.0 million, respectively.

As of December 31, 2017, we had a total of $44.4 million outstanding on our new credit facility. After giving effect to the amount drawn on our new credit facility, approximately $11.8 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA, we had $105.1 million available for borrowing under our new credit facility.

As of December 31, 2016, we had a total of $24.1 million outstanding on our Terminated Senior Secured Credit Facility. After giving effect to the amount drawn on the Terminated Senior Secured Credit Facility, approximately $16.7 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA, we had $79.7 million available for borrowing under the Terminated Senior Secured Credit Facility.

Cash flows from operating activities represent the inflow of cash from our payor clients and the outflow of cash for payroll and payroll taxes, operating expenses, interest and taxes. Due to its revenue deficiencies as well as budget and financing issues, from time to time the State of Illinois has reimbursed us on a delayed basis with respect to our various agreements including with our largest payor, the Illinois Department on Aging. The open receivable balance from the State of Illinois decreased by $31.4 million from $69.3 million as of December 31, 2016 to $37.9 million as of December 31, 2017.

The State of Illinois’s payments for non-Medicaid consumers have been delayed in the past and may continue to be delayed in the future due to budget disputes that began in 2015. The State of Illinois did not adopt a comprehensive budget for fiscal year 2016, which ended on June 30, 2016, or a comprehensive budget for fiscal year 2017, which ended on June 30, 2017. On July 6, 2017, the State of Illinois passed a budget for state fiscal year 2018, which began on July 1, 2017. The budget authorized the Illinois Department on Aging to pay for services rendered by the Company to non-Medicaid consumers in prior fiscal years. In July 2017, we began receiving delayed payments.

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

Addus HealthCare is the borrower under the Credit Agreement, with Holdings, and substantially all of Holdings’ subsidiaries as guarantors under the new credit facility. The new credit facility is secured by a first priority security interest in all of our and the other credit parties’ current and future tangible and intangible assets, including the shares of stock of the borrower and subsidiaries.

Interest on our new credit facility may be payable at (x) the sum of (i) an applicable margin ranging from 1.50% to 2.25% based on the applicable senior leverage ratio (provided that the applicable margin will be 1.50% through approximately November 1, 2017) plus (ii) a base rate equal to the greatest of (a) the rate of interest last quoted by The Wall Street Journal as the “prime rate,” (b) the sum of the federal funds rate plus a margin of 0.50% and (c) the sum of the adjusted LIBOR that would be applicable to a loan with an interest period of one month advanced on the applicable day (not to be less than 0.00%) plus a margin of 1.00% or (y) the sum of (i) an applicable margin ranging from 2.50% to 3.25% based on the applicable leverage ratio (provided that the applicable margin will be 2.50% through approximately November 30, 2017) plus (ii) the offered rate per annum for the applicable interest period that appears on Reuters Screen LIBOR01 Page. Swing loans may not be LIBOR loans.

We pay a fee ranging from 0.25% to 0.50% based on the applicable leverage ratio times the unused portion of the revolving portion of the new credit facility (provided that the fee will be 0.25% through approximately November 30, 2017).

In July 2017, we drew a total of $30.0 million on the revolving credit line under the new credit facility primarily to fund the acquisition of Options Home Care. We repaid the balance in August 2017. As of December 31, 2017, we had a total of $44.4 million of term loans outstanding on the new credit facility and the total availability under the revolving credit loan facility was $105.1 million.

The Credit Agreement contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The Credit Agreement also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum fixed charge coverage ratio, a requirement to stay below a maximum senior leverage ratio and a requirement to stay below a maximum permitted amount of capital expenditures, as well as restrictions on guarantees, indebtedness, liens, investments and loans, subject to customary carve outs, a restriction on dividends (provided that Addus HealthCare may make distributions to us in an amount that does not exceed $5.0 million in any year absent of an event of default, plus limited exceptions for tax and administrative distributions), a restriction on the ability to consummate any individual acquisition or a series of related acquisitions with total consideration paid or payable in excess of $60.0 million and consummating acquisitions with total consideration paid or payable in excess of $80.0 million in the aggregate in any fiscal year (in each case, without the consent of the lenders), restrictions on mergers, dispositions of assets, and affiliate transactions, and restrictions on fundamental changes and lines of business. As of December 31, 2017, we were in compliance with all of our Credit Agreement covenants.

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

On May 8, 2017, we repaid the outstanding debt balance of $23.8 million together with accrued interest of $0.1 million and terminated the Terminated Senior Secured Credit Facility. In connection with the termination, we wrote off the unamortized debt issuance costs under the Terminated Senior Secured Credit Facility in the amount of $1.3 million, which was included in interest expense on our Consolidated Statements of Income.

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

Cash Flows

The following table summarizes historical changes in our cash flows for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
	(Amounts in Thousands)
Net cash provided by (used in) operating activities	$52,771	$(743)	$4,106
Net cash used in investing activities	(24,268)	(21,738)	(10,724)
Net cash provided by (used in) financing activities	17,238	26,390	(2,641)

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Net cash provided by operating activities was $52.8 million for the year ended December 31, 2017, compared to net cash used in operating activities of $0.7 million for the same period in 2016. This increase in cash provided by operations was primarily due to significant receipts on accounts receivable from the State of Illinois for our services provided through June 30, 2017 under its budget passed on July 6, 2017.

Net cash used in investing activities was $24.3 million for the year ended December 31, 2017, compared to $21.7 million for the year ended December 31, 2016. Our investing activities for the year ended December 31, 2017 consisted of $2.6 million in proceeds from the sale of three adult day services centers, $1.1 million in proceeds from the sale of investments in joint ventures, $22.4 million for the acquisition of Options Home Care, net of cash acquired, $1.9 million for the acquisition of Sun Cities, net of cash acquired, and $3.6 million in purchases of property and equipment primarily related to new office space and investments in our technology infrastructure. Our investing activities for the year ended December 31, 2016 were $20.0 million for the acquisition of South Shore as described in Note 5 to the Consolidated Financial Statements and $1.7 million in purchases of property and equipment related to new office space and investments in our technology infrastructure.

Net cash provided by financing activities was $17.2 million for the year ended December 31, 2017 as compared to $26.4 million for the year ended December 31, 2016. Our financing activities for the year ended December 31, 2017 were borrowings of $45.0 million and subsequent repayments of $0.6 million on the term loan portion of our new senior secured credit facility, $30.0 million in draws and subsequent repayments on the revolver portion of our new senior secured credit facility, $20.0 million in draws and subsequent repayments on the revolver portion of our Terminated Senior Secured Credit Facility, $24.1 million of payments on the term loan portion of our Terminated Senior Secured Credit Facility, $1.2 million in cash received from exercise of stock options, $2.9 million payment for debt issuance costs under our new senior secured credit facility, and $1.4 million of payments on capital lease obligations. Our financing activities for the year ended December 31, 2016 were $52.0 million in draws on our credit facility to fund on-going operations and the acquisition of South Shore, a full repayment of the revolving portion of our credit facility in the amount of $27.0 million and $0.9 million payments on the term loan portion of our credit facility. Our financing activities also included $1.2 million of payments on capital lease obligations, $3.0 million of cash received for the exercise of employee stock options, $1.1 million of excess tax benefit from exercise of stock options, $0.5 million payment for debt issuance costs and a $0.1 million payment for the contingent earn-out obligation related to our December 1, 2013 acquisition of Coordinated Home Health Care, LLC.

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

Net cash used in investing activities was $21.7 million for the year ended December 31, 2016, compared to $10.7 million for the year ended December 31, 2015. Our investing activities for the year ended December 31, 2016 were $20.0 million for the acquisition of South Shore as described in Note 5 to the Consolidated Financial Statements and $1.7 million in purchases of property and equipment related to new office space and investments in our technology infrastructure. Our investing activities for the year ended December 31, 2015 were $2.2 million in purchases of property and equipment to invest in our technology infrastructure, $4.3 million and $4.1 million for the acquisition of Priority Home Healthcare, Inc. and Five Points Healthcare of Virginia, as described in Note 5 to the Consolidated Financial Statements and $0.1 million for the acquisition of a customer list.

Net cash provided by financing activities was $26.4 million for the year ended December 31, 2016 as compared to net cash used in financing activities of $2.6 million for the year ended December 31, 2015. Our financing activities for the year ended December 31, 2016 were $52.0 million in draws on our credit facility to fund on-going operations and the acquisition of South Shore, a full repayment of the revolving portion of our credit facility in the amount of $27.0 million and $0.9 million payments on the term loan portion of our credit facility. Our financing activities also included $1.2 million of payments on capital lease obligations, $3.0 million of cash received for the exercise of employee stock options, $1.1 million of excess tax benefit from exercise of stock options, $0.5 million payment for debt issuance costs and a $0.1 million payment for the contingent earn-out obligation related to our December 1, 2013 acquisition of Coordinated Home Health Care, LLC (“CHHC”). Our financing activities for the year ended December 31, 2015 were a $1.0 million payment on the CHHC contingent earn-out obligation as described in Note 5 to the Consolidated Financial Statements, $1.1 million of payments on capital lease obligations and $1.2 million payment for debt issuance costs, $0.3 million of cash received for the exercise of employee stock options and $0.3 million of excess tax benefit from exercise of stock options.

Outstanding Accounts Receivable

Gross accounts receivable as of December 31, 2017 and 2016 were $99.7 million and $124.4 million, respectively. Outstanding accounts receivable, net of the allowance for doubtful accounts, decreased by $28.0 million as of December 31, 2017 as compared to December 31, 2016. The decrease in net accounts receivable was primarily due to significant receipts on accounts receivable from the State of Illinois for our services provided through June 30, 2017 under its budget passed on July 6, 2017.

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

The following tables detail our accounts receivable before reserves by payor category, showing Illinois governmental payors separately, and the related allowance amount at December 31, 2017, 2016 and 2015:

	December 31, 2017
	0-90 Days	91-180 Days	181-365 Days	Over	Total
				365 Days
	(Amounts In Thousands, Except Percentages)
Illinois governmental based programs	$27,907	$7,440	$636	$1,924	$37,907
Other state, local and other governmental programs	15,508	3,646	2,611	3,333	25,098
Managed care organizations	20,810	4,441	3,436	5,350	34,037
Private pay and commercial insurance	1,429	550	449	19	2,477

	$65,654	$16,077	$7,132	$10,626	$99,489

Aging % of total	66.0%	16.1%	7.2%	10.7%
Allowance for doubtful accounts					$10,537
Reserve as % of gross accounts receivable					10.6%

	December 31, 2016
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(Amounts In Thousands, Except Percentages)
Illinois governmental based programs	$40,727	$25,619	$1,418	$1,585	$69,349
Other state, local and other governmental programs	20,786	3,090	2,117	3,002	28,995
Managed care organizations	14,039	3,341	2,848	2,679	22,907
Private pay and commercial insurance	2,439	399	265	8	3,111

Total	$77,991	$32,449	$6,648	$7,274	$124,362

Aging % of total	62.8%	26.1%	5.3%	5.8%
Allowance for doubtful accounts					$7,363
Reserve as % of gross accounts receivable					5.9%

	December 31, 2015
	0-90 Days	91-180 Days	181-365 Days	Over 365 Days	Total
	(Amounts In Thousands, Except Percentages)
Illinois governmental based programs	$31,755	$16,315	$1,066	$1,276	$50,412
Other state, local and other governmental programs	13,218	4,473	3,507	1,308	22,506
Managed care organizations	8,867	1,711	1,969	598	13,145
Private pay and commercial insurance	3,118	454	225	(51)	3,746

Total	$56,958	$22,953	$6,767	$3,131	$89,809

Aging % of total	63.4%	25.6%	7.5%	3.5%
Allowance for doubtful accounts					$4,850
Reserve as % of gross accounts receivable					5.4%

We calculate our days sales outstanding (“DSO”) by taking the accounts receivable outstanding net of the allowance for doubtful accounts divided by the total net service revenues for the last quarter, multiplied by the number of days in that quarter. Our DSOs were 73, 104 and 92 days at December 31, 2017, 2016 and 2015, respectively. The DSOs for our largest payor, the Illinois Department on Aging, at December 31, 2017, 2016 and 2015 were 75, 152 and 101 days, respectively. We may not receive payments on a consistent basis in the near term and our DSOs and the DSO for the Illinois Department on Aging may increase despite the State of Illinois’s enactment of a fiscal year 2018 budget on July 6, 2017. The increase in the reserve as a percentage of gross accounts receivable to 10.6% as of December 31, 2017 from 5.9% as of December 31, 2016 is primarily attributable additional reserves related to aged receivables from prior acquisitions. The increase in the reserve as a percentage of gross accounts receivable to 5.9% as of December 31, 2016 from 5.4% as of December 31, 2015 is attributable to additional reserves needed for managed care organizations and acquisition transitions.

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our Consolidated Financial Statements prepared in accordance with GAAP. The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expense and related disclosures. We base our estimates and judgments on historical experience and other sources and factors that we believe to be reasonable under the circumstances, however, actual results may differ from these estimates. We consider the items discussed below to be critical because of their impact on operations and their application requires our judgment and estimates.

Revenue Recognition

The majority of our revenues for 2017, 2016 and 2015 are derived from Medicaid and Medicaid waiver programs under agreements with various state and local authorities. These agreements provide for a service term from one year to an indefinite term. Services are provided based on authorized hours, determined by the relevant state or local agency, at an hourly rate specified in the agreement or fixed by legislation and recognized in net service revenues as services are provided. Services to other payors, such as private or commercial clients, are provided at negotiated hourly rates and recognized in net service revenues as services are provided. We provide for appropriate allowances for uncollectible amounts at the time the services are rendered.

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

Goodwill

Our carrying value of goodwill is the residual of the purchase price over the fair value of the net assets acquired from various acquisitions including the acquisition of Addus HealthCare, Inc. (“Addus HealthCare”). In accordance with ASC Topic 350, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are not amortized. We test goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that impairment may have occurred. We may use a qualitative test, known as “Step 0,” or a two-step quantitative method to determine whether impairment has occurred. We can elect to perform Step 0, an optional qualitative analysis, and based on the results skip the remaining two steps. In 2017, 2016 and 2015, we elected to implement Step 0. The results of our Step 0 assessment indicated that it was more likely than not that the fair value of our reporting unit exceeded its carrying value and therefore we concluded that there were no impairments for the years ended December 31, 2017, 2016 or 2015.

Intangible Assets

We review our finite lived intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine if impairment exists, we compare the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset, generally determined by discounting the estimated future cash flows. No impairment charge was recorded for the years ended December 31, 2017, 2016 or 2015.

Workers’ Compensation Program

Our workers’ compensation insurance program has a $0.4 million deductible component. We recognize our obligations associated with this program in the period the claim is incurred. The cost of both the claims reported and claims incurred but not reported, up to the deductible, have been accrued based on historical claims experience, industry statistics and an actuarial analysis performed by an independent third party. We monitor our claims quarterly and adjust our reserves accordingly. These costs are recorded primarily as the cost of services on the Consolidated Statements of Income. As of December 31, 2017 and 2016, we recorded $12.6 million and $12.8 million, respectively, in accrued workers’ compensation insurance. The accrued workers’ compensation insurance is included in accrued expenses on our Consolidated Balance Sheets. As of December 31, 2017, 2016 and 2015 we recorded $0.5 million, $0.7 million and $1.3 million, respectively, in workers’ compensation insurance recovery receivables. The workers’ compensation insurance recovery receivable is included in prepaid expenses and other current assets on our Consolidated Balance Sheets.

Interest Income

Illinois law entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received. For the year ended December 31, 2017, we did not receive any prompt payment interest. For the year ended December 31, 2016, we received $2.8 million in prompt payment interest. For the year ended December 31, 2015, we did not earn or receive any prompt payment interest.

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

As a result of the reduction in the U.S. corporate income tax rate from 35.0% to 21.0% under the Tax Reform Act, we revalued our ending net deferred tax assets at December 31, 2017 and recognized a provisional $0.9 million tax expense in our Consolidated Statements of Income for the year ended December 31, 2017. Additionally, the Tax Reform Act repealed the performance-based compensation exceptions to the $1.0 million yearly limit on the deduction for compensation paid with respect to a covered employee to include the Chief Executive Officer, Chief Financial Officer and the 3 highest paid employees under Section 162(m). As a result, we recognized a provisional valuation allowance of $0.3 million in our Consolidated Statements of Income for the year ended December 31, 2017.

Stock-based Compensation

We currently have one active stock incentive plan, the 2017 Omnibus Incentive Plan (the “2017 Plan”), that provides for new grants of stock-based employee compensation. We account for stock-based compensation in accordance with ASC Topic 718, “ Stock Compensation .” Compensation expense is recognized on a straight-line basis under the 2017 Plan over the vesting period of the equity awards based on the grant date fair value of the options and restricted stock awards. From October 28, 2009 to December 31, 2016, we utilized the Enhanced Hull-White Trinomial Model to value our options. Beginning January 1, 2017, we began utilizing the Black-Scholes Option Pricing Model to value our options, as we believe it is a more widely accepted and understood valuation model. The determination of the fair value of stock-based payments utilizing the Black-Scholes Model and the Enhanced Hull-White Trinomial Model is affected by our stock price and a number of assumptions, including expected volatility, risk-free interest rate, expected term, expected dividends yield, expected forfeiture rate, expected turn-over rate and the expected exercise multiple. Stock-based compensation expense was $2.5 million, $1.1 million and $1.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 replaced most existing revenue recognition guidance in GAAP. During 2017, we completed our assessment with assistance from outside resources to prepare specific contract analysis and document policy changes. We also reviewed our contract and revenue streams and implemented system enhancements. Under ASU 2014-09, the timing and measurement of revenue for our customers is similar to our current revenue recognition model due to the structure of payor contracts which consists of a fixed reimbursement rate that is deemed earned upon completion of a defined service. We anticipate that for periods subsequent to adoption, the majority of what is currently classified as bad debt expense under operating expenses will be treated as an implicit price concession factored into net revenue, consistent with the intent of the standard. As a result, there will be a decrease in gross profit for periods subsequent to the adoption as compared to prior periods with no change to operating income or net income. The new standard also requires enhanced disclosures related to the disaggregation of revenue, information about contract balances, and other disclosures about contracts with customers, including revenue recognition policies to identify performance obligations and significant judgments in measurement and recognition. We adopted the standard on January 1, 2018 using the modified retrospective approach and the adoption did not result in a material cumulative adjustment.

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

Contractual Obligations and Commitments

We had outstanding letters of credit of $11.8 million at December 31, 2017. These standby letters of credit benefit our third-party insurer for our high deductible workers’ compensation insurance program. The amount of the letters of credit is negotiated annually in conjunction with the insurance renewals. We anticipate our commitment could increase as we continue to grow our business.

The following table summarizes our cash contractual obligations as of December 31, 2017:

Contractual Obligations	Total	Less than	1-2	3-4	More than
		1 Year	Years	Years	5 Years
	(Amounts in Thousands)
Term loan under the new credit facility, 4.07% due 2022	$44,438	$2,250	$4,500	$37,688	$—
Interest payable on term loan (1)	7,204	1,925	3,281	1,998	—
Capital leases	1,056	1,026	30	—	—
Operating leases	12,300	3,155	4,513	2,395	2,237

Total Contractual Obligations	$64,998	$8,356	$12,324	$42,081	$2,237

(1)	As described in Note 8—“Long-Term Debt” to the Consolidated Financial Statements 8, interest on borrowings under the term loan are variable. The calculated interest payable amounts above use actual rates available through January 2018 and assumes the January rate of 4.07% for all future interest payable.

Impact of Inflation

Inflation in the past several years in the United States has been modest, but recently there have been indications of inflation in the U.S. economy and elsewhere and some market forecasts indicate an expectation of increased inflation in the near to intermediate term. Future inflation would have mostly negative impacts on our business. Rising price levels might allow us to increase our fees to private pay clients, but would cause our operating costs, particularly the wages we pay our home care aides, to increase. Further, our ability to realize rate increases from government programs might be limited despite inflation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. As of December 31, 2017, we had outstanding borrowings of approximately $44.4 million on our credit facility, all of which was subject to variable interest rates. As of December 31, 2016, we had outstanding borrowings of approximately $24.1 million on our credit facility, all of which was subject to variable interest rates. If the variable rates on this debt were 100 basis points higher than the rate applicable to the borrowing during the years ended December 31, 2017 and 2016, our net income would have decreased by $0.3 million and $0.2 million, respectively, or $0.02 per diluted share and $0.01 per diluted share, respectively. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements together with the related notes and the report of our independent registered public accounting firm, are set forth on the pages indicated in Part IV, Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 21, 2017, the Company notified BDO that it had been dismissed as the Company’s principal independent registered public accounting firm effective upon the date of filing for the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017. The Audit Committee approved the dismissal of BDO. On April 25, 2017 (the “Engagement Date”), we engaged Ernst & Young LLP (“EY”) as our independent auditors for the fiscal year ending December 31, 2017. The decision to engage EY as our independent registered public accounting firm was approved by the Audit Committee.

The reports of BDO on the audited consolidated financial statements of the Company for the years ended December 31, 2016 and 2015 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During the years ended December 31, 2016 and 2015 and through the Engagement Date, there were no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of BDO, would have caused it to make reference thereto in its reports on the audited consolidated financial statements of the Company for such years. During the years ended December 31, 2016 and 2015, and through the Engagement Date, there were no “reportable events” as defined under Item 304(a)(1)(v) of Regulation S-K, except for the material weakness reported on the Company’s Annual Report on Form 10-K for the year-ended December 31, 2015 and Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, June 30, and September 30 of 2016 related to (a) the segregation of duties, user access, and monitoring and review controls related to billable and non-billable transactions, (b) validating the completeness and accuracy of underlying data used in the operation of monitoring controls and (c) review of new hires, terminations and payroll changes. The material weaknesses identified in clauses (a) through (c) above were remediated during the quarter ended December 31, 2016.

During the years ended December 31, 2016 and 2015, and through the Engagement Date, neither the Company, nor anyone on its behalf, consulted EY regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to the audited consolidated financial statements of the Company, and no written report was provided to the Company or oral advice was provided that EY concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded our internal control over financial reporting was effective as of December 31, 2017.

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

Under guidelines established by the SEC, companies are allowed to exclude acquisitions from their first assessment of internal control over financial reporting following the date of the acquisition. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting excluded Community Partnered Resources, Inc., which was acquired on October 1, 2017. Community Partnered Resources, Inc. represented 1.0% of the total assets of the Company as of December 31, 2017, 0.2% of the Company’s revenues and 0.1% of the Company’s net income, respectively, for the year ended December 31, 2017.

Ernst & Young LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included herein.

Changes in Internal Controls Over Financial Reporting

We continue to integrate application changes and acquisitions processes into our established internal control environment to effectively manage risk to the company and financial reporting efforts. Additionally, we implemented actions and enhanced its controls over financial reporting related to reconciliation of the deferred taxes during 2017.

Except as mentioned above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Addus HomeCare Corporation

Opinion on Internal Control over Financial Reporting

We have audited Addus HomeCare Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Addus HomeCare Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Community Partnered Resources, Inc., which is included in the 2017 consolidated financial statements of the Company and constituted 1% of total assets as of December 31, 2017, and 0.2% and 0.1%, of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Addus HomeCare Corporation also did not include an evaluation of the internal control over financial reporting of Community Partnered Resources, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2017, the related consolidated statements of income, stockholders’ equity and cash flows for the year ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”) and our report dated March 14, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Dallas, Texas

March 14, 2018

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K as we intend to file our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders pursuant to Regulation 14A of the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the 2018 Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2017.

The Company has adopted a Code of Conduct that is applicable to all of its employees, officers and members of its Board of Directors, and its subsidiaries. A copy of the current version of our Code of Conduct is available in the Investors—Corporate Governance section of our internet website at http://www.addus.com/index.htm. A copy of the Code of Conduct is also available in print, free of charge, to any stockholder who requests it by writing to Addus HomeCare Corporation, 6801 Gaylord Parkway, Suite 110, Frisco, TX 75034. The Company intends to post amendments to or waivers, if any, from its Code of Conduct at this location on its website, in each case to the extent such amendment or waiver would otherwise require the filing of a Current Report on Form 8-K pursuant to Item 5.05 thereof.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the 2018 Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the 2018 Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2017.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the 2018 Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2017.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the 2018 Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2017.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1), (2) The Financial Statements and Schedule II—Valuation and Qualifying Accounts listed on the index on page F-1 following are included herein. All other schedules are omitted, either because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

(b)	Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Addus HomeCare Corporation dated as of October 27, 2009 (filed on November 20, 2009 as Exhibit 3.1 to Addus HomeCare Corporation’s Quarterly Report on Form 10-Q (File No. 001-34504) and incorporated by reference herein).

3.2	Amended and Restated Bylaws of Addus HomeCare Corporation, as amended by the First Amendment to Amended and Restated Bylaws (filed on May 9, 2013 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-34504) and incorporated by reference herein).

4.1	Form of Common Stock Certificate (filed on October 2, 2009 as Exhibit 4.1 to Amendment No. 4 to Addus HomeCare Corporation’s Registration Statement on Form S-1 (File No. 333-160634) and incorporated by reference herein).

4.2	Registration Rights Agreement, dated September 19, 2006, by and among Addus Holding Corporation, Eos Capital Partners III, L.P., Eos Partners SBIC III, L.P., Freeport Loan Fund LLC, W. Andrew Wright, III, Addus Term Trust, W. Andrew Wright Grantor Retained Annuity Trust, Mark S. Heaney, James A. Wright and Courtney E. Panzer (filed on July 17, 2009 as Exhibit 4.3 to Addus HomeCare Corporation’s Registration Statement on Form S-1 (File No. 333-160634) and incorporated by reference herein).

10.1	Separation and General Release Agreement, dated as of September 20, 2009, between Addus HealthCare, Inc. and W. Andrew Wright, III (filed on September 21, 2009 as Exhibit 10.1(b) to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 (File No. 333-160634) and incorporated by reference herein).*

10.2	Addus HealthCare, Inc. Home Health and Home Care Division Vice President and Regional Director Bonus Plan (filed on July 17, 2009 as Exhibit 10.10 to Addus HomeCare Corporation’s Registration Statement on Form S-1 (File No. 333-160634) and incorporated by reference herein).*

10.3	Addus HealthCare, Inc. Support Center Vice President and Department Director Bonus Plan (filed on July 17, 2009 as Exhibit 10.11 to Addus HomeCare Corporation’s Registration Statement on Form S-1 (File No. 333-160634) and incorporated by reference herein).*

Exhibit Number	Description of Document

10.4	Addus Holding Corporation 2006 Stock Incentive Plan (filed on July 17, 2009 as Exhibit 10.12 to Addus HomeCare Corporation’s Registration Statement on Form S-1 (File No. 333-160634) and incorporated by reference herein).*

10.5	Director Form of Non-Qualified Stock Option Certificate under the 2006 Stock Incentive Plan (filed on July 17, 2009 as Exhibit 10.13 to Addus HomeCare Corporation’s Registration Statement on Form S-1 (File No. 333-160634) and incorporated by reference herein).*

10.6	Executive Form of Non-Qualified Stock Option Certificate under the 2006 Stock Incentive Plan (filed on July 17, 2009 as Exhibit 10.14 to Addus HomeCare Corporation’s Registration Statement on Form S-1 (File No. 333-160634) and incorporated by reference herein).*

10.7	Form of Indemnification Agreement (filed on July 17, 2009 as Exhibit 10.16 to Addus HomeCare Corporation’s Registration Statement on Form S-1 (File No. 333-160634) and incorporated by reference herein).

10.8	License Agreement for Horizon Homecare Software, dated March 24, 2006, between McKesson Information Solutions, LLC and Addus HealthCare, Inc. (filed on August 26, 2009 as Exhibit 10.17 to Amendment No. 1 to Addus HomeCare Corporation’s Registration Statement on Form S-1 (File No. 333-160634) and incorporated by reference herein).

10.9	Contract Supplement to License Agreement No. C0608555, dated March 24, 2006 (filed on August 26, 2009 as Exhibit 10.17(a) to Amendment No. 1 to Addus HomeCare Corporation’s Registration Statement on Form S-1 (File No. 333-160634) and incorporated by reference herein).

10.10	Contract Supplement to License Agreement No. 00608555, dated March 28, 2006 (filed on August 26, 2009 as Exhibit 10.17(b) to Amendment No. 1 to Addus HomeCare Corporation’s Registration Statement on Form S-1 (File No. 333-160634) and incorporated by reference herein).

10.11	Amendment to License Agreement No. C0608555, dated March 28, 2006, between McKesson Information Solutions LLC and Addus HealthCare, Inc. (filed on August 26, 2009 as Exhibit 10.17(c) to Amendment No. 1 to Addus HomeCare Corporation’s Registration Statement on Form S-1 (File No. 333-160634) and incorporated by reference herein).

10.12	Form of Addus HomeCare Corporation 2009 Stock Incentive Plan (filed on September 21, 2009 as Exhibit 10.20 to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 (File No. 333-160634) and incorporated by reference herein).*

10.13	Form of Nonqualified Stock Option Award Agreement pursuant to the 2009 Stock Incentive Plan (filed on September 21, 2009 as Exhibit 10.20(a) to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 (File No. 333-160634) and incorporated by reference herein).*

10.14	Form of Restricted Stock Award Agreement pursuant to the 2009 Stock Incentive Plan (filed on September 21, 2009 as Exhibit 10.20(b) to Amendment No. 2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 (File No. 333-160634) and incorporated by reference herein).*

10.15	The Executive Nonqualified “Excess” Plan Adoption Agreement, by Addus HealthCare, Inc., dated April 1, 2012 (filed on April 5, 2012 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K (File No. 001-34504) and incorporated by reference herein).*

10.16	The Executive Nonqualified Excess Plan Document (filed on April 5, 2012 as Exhibit 99.2 to Addus HomeCare Corporation’s Current Report on Form 8-K (File No. 001-34504) and incorporated herein by reference).*

10.17	Asset Purchase Agreement, dated as of February 7, 2013, by and among Addus HealthCare, Inc., its subsidiaries identified therein, LHC Group, Inc. and its subsidiaries identified therein (filed on March 6, 2013 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K (File No. 001-34504) and incorporated by reference herein).

Exhibit Number	Description of Document

10.18	Employment and Non-Competition Agreement, effective December 15, 2014, by and between Addus HealthCare, Inc. and Maxine Hochhauser (filed on December 15, 2014 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K (File No. 001-34504) and incorporated by reference herein).*

10.19	Securities Purchase Agreement, dated as of April 24, 2015, by and among Addus HealthCare, Inc., Margaret Coffey, Carol Kolar, South Shore Home Health Service, Inc. and Acaring Home Care, LLC (filed on May 8, 2015 as Exhibit 10.1 to Addus HomeCare Corporation’s Quarterly Report on Form 10-Q (File No. 001-34504) and incorporated by reference herein).

10.20	Second Amended and Restated Credit and Guaranty Agreement, dated as of November 10, 2015, among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., PHC Acquisition Corporation, Professional Reliable Nursing Service, Inc., Addus HealthCare (South Carolina), Inc., Addus HealthCare (Delaware), Inc., Cura Partners, LLC and Priority Home Health Care, Inc., as borrowers, Addus HomeCare Corporation, as guarantor, the other credit parties from time to time party thereto, the various institutions from time to time party thereto, as lenders, and Fifth Third Bank, as agent and L/C issuer (filed on November 16, 2015 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K (File No. 001-34504) and incorporated by reference herein).

10.21	Consent and Amendment No. 2 to Second Amended and Restated Credit and Guaranty Agreement, effective May 24, 2016, among Addus HealthCare, Inc., Addus HealthCare (Idaho), Inc., Addus HealthCare (Indiana), Inc., Addus HealthCare (Nevada), Inc., Addus HealthCare (New Jersey), Inc., Addus HealthCare (North Carolina), Inc., Benefits Assurance Co., Inc., PHC Acquisition Corporation, Professional Reliable Nursing Service, Inc., Addus HealthCare (South Carolina), Inc., Addus HealthCare (Delaware), Inc., Cura Partners, LLC, Priority Home Health Care, Inc. and South Shore Home Health Service Inc., as borrowers, Addus HomeCare Corporation, as guarantor, the other credit parties from time to time party thereto, the various institutions from time to time party thereto, as lenders, and Fifth Third Bank, as agent and L/C issuer (filed on May 24, 2016 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K (File No. 001-34504) and incorporated by reference herein).

10.22	Separation Agreement and General Release, dated as of March 18, 2016, by and between Addus HealthCare, Inc. and Inna Berkovich (filed on March 23, 2016 as Exhibit 10.1 to Addus HomeCare Corporation’s Current Report on Form 8-K (File No. 001-34504) and incorporated by reference herein).*

10.23	Separation Agreement and General Release, effective May 25, 2016, by and between Addus HealthCare, Inc. and Donald Klink (filed on May 27, 2016 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K (File No. 001-34504) and incorporated by reference herein).*

10.24	Separation Agreement and General Release, dated as of March 1, 2016, by and between Addus HomeCare Corporation and Mark S. Heaney (filed on March 2, 2016 as Exhibit 99.2 to Addus HomeCare Corporation’s Current Report on Form 8-K (File No. 001-34504) and incorporated by reference herein).*

10.25	Severance Agreement and General Release, dated as of February 13, 2017, by and between Addus HomeCare Corporation and Maxine Hochhauser (filed on January 18, 2017 as Exhibit 10.1 to Addus HomeCare Corporation’s Current Report on Form 8-K (File No. 001-34504) and incorporated by reference herein).*

Exhibit Number	Description of Document

10.26	Credit Agreement, dated as of May 8, 2017, by and among Addus Healthcare, Inc., as the Borrower, the other parties from time to time a party thereto, and Capital One, N.A., as a Lender and Swing Lender and as Agent for all Lenders, Suntrust Bank, as Documentation Agent, Bank of the West, Compass Bank, Fifth Third Bank and JPMorgan Chas Bank, N.A., as Co-Syndication Agents, the other financial institutions party thereto, as Lenders, Capital One, National Association, Bank of the West, Compass Bank, Fifth Third Bank and JPMorgan Chas Bank, N.A. and Suntrust Robinson Humphrey as Joint Lead Arrangers and Capital One, National Association, as Sole Bookrunner (filed on May 9, 2017 as Exhibit 10.3 to Addus HomeCare Corporation’s Quarterly Report on Form 10-Q (File No. 001-34504) and incorporated by reference herein).

10.27	Addus HomeCare Corporation’s 2017 Omnibus Incentive Plan, effective as of April 27, 2017 (filed on June 16, 2017 as Exhibit 10.1 to Addus HomeCare Corporation’s Current Report on Form 8-K (File No. 001-34504) and incorporated by reference herein).*

10.28	Form of Nonqualified Stock Option Award Agreement pursuant to the 2017 Omnibus Incentive Plan.*

10.29	Form of Restricted Stock Award Agreement pursuant to the 2017 Omnibus Incentive Plan.*

10.30	Amended and Restated Employment and Non-Competition Agreement, dated April 25, 2017, by and between Addus HealthCare, Inc. and R. Dirk Allison (filed on August 8, 2017 as Exhibit 10.2 to Addus HomeCare Corporation’s Quarterly Report on Form 10-Q (File No. 001-34504) and incorporated by reference herein).*

10.31	Amended and Restated Employment and Non-Competition Agreement, dated April 25, 2017, by and between Addus HealthCare, Inc. and Brian Poff (filed on August 8, 2017 as Exhibit 10.3 to Addus HomeCare Corporation’s Quarterly Report on Form 10-Q (File No. 001-34504) and incorporated by reference herein).*

10.32	Amended and Restated Employment and Non-Competition Agreement, dated April 25, 2017, by and between Addus HealthCare, Inc. and James Zoccoli (filed on August 8, 2017 as Exhibit 10.4 to Addus HomeCare Corporation’s Quarterly Report on Form 10-Q (File No. 001-34504) and incorporated by reference herein).*

10.33	Amended and Restated Employment and Non-Competition Agreement, effective April 25, 2017, by and between Addus HealthCare, Inc. and Darby Anderson (filed on August 8, 2017 as Exhibit 10.5 to Addus HomeCare Corporation’s Quarterly Report on Form 10-Q (File No. 001-34504) and incorporated by reference herein).*

10.34	Amended and Restated Employment and Non-Competition Agreement, dated April 25, 2017, by and between Addus HealthCare, Inc. and W. Bradley Bickham (filed on August 8, 2017 as Exhibit 10.6 to Addus HomeCare Corporation’s Quarterly Report on Form 10-Q (File No. 001-34504) and incorporated by reference herein).*

10.35	Amended and Restated Employment and Non-Competition Agreement, dated April 25, 2017, by and between Addus HealthCare, Inc. and Brenda Belger (filed on August 8, 2017 as Exhibit 10.7 to Addus HomeCare Corporation’s Quarterly Report on Form 10-Q (File No. 001-34504) and incorporated by reference herein).*

10.36	Transition Agreement and Release, effective as of August 14, 2017, by and between Addus HealthCare, Inc. and Brenda Belger (filed on July 31, 2017 as Exhibit 10.1 to Addus HomeCare Corporation’s Current Report on Form 8-K (File No. 001-34504) and incorporated by reference herein).*

10.37	Employment and Non-Competition Agreement, effective as of August 14, 2017, by and between Addus HealthCare, Inc. and Laurie Manning (filed on July 31, 2017 as Exhibit 10.2 to Addus HomeCare Corporation’s Current Report on Form 8-K (File No. 001-34504) and incorporated by reference herein).*

Exhibit Number	Description of Document

16.1	Letter from BDO USA, LLP, dated May 10, 2017, regarding change in certifying accountant (filed on May 10, 2017 as Exhibit 16.1 to Addus HomeCare Corporation’s Current Report on Form 8-K/A (File No. 001-34504) and incorporated by reference herein).

21.1	Subsidiaries of Addus HomeCare Corporation

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

23.2	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Addus HomeCare Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in Extensive Business Reporting Language (XBRL), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

*	Management compensatory plan or arrangement

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Addus HomeCare Corporation

By:	/s/ R. DIRK ALLISON
R. Dirk Allison, President and Chief Executive Officer

Date: March 14, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/S/ R. DIRK ALLISON R. Dirk Allison	President and Chief Executive Officer (Principal Executive Officer) and Director	March 14, 2018

/s/ Brian Poff Brian Poff	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2018

/S/ MARK L. FIRST Mark L. First	Director	March 14, 2018

/S/ STEVEN I. GERINGER Steven I. Geringer	Director	March 14, 2018

/S/ MICHAEL EARLEY Michael Earley	Director	March 14, 2018

/s/ Darin J. Gordon Darin J. Gordon	Director	March 14, 2018

/s/ Susan T. Weaver, M.D., FACP Susan T. Weaver, M.D., FACP	Director	March 14, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Addus HomeCare Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Addus HomeCare Corporation and subsidiaries (the Company) as of December 31, 2017, the related consolidated statements of income, stockholders’ equity and cash flows for the year ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017, and the consolidated results of its operations and its cash flows for the year ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 14, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017

Dallas, Texas

March 14, 2018

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Addus HomeCare Corporation

Frisco, Texas

We have audited the accompanying consolidated balance sheet of Addus HomeCare Corporation as of December 31, 2016 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2016. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Addus HomeCare Corporation at December 31, 2016 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements take as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

Chicago, Illinois

March 14, 2017

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2017 and 2016

(amounts and shares in thousands, except per share data)

	2017	2016
Assets
Current assets
Cash	$53,754	$8,013
Accounts receivable, net of allowances of $10,537 and $7,363 at December 31, 2017 and 2016, respectively	88,952	116,999
Prepaid expenses and other current assets	8,379	5,998

Total current assets	151,085	131,010

Property and equipment, net of accumulated depreciation and amortization	7,489	6,648

Other assets
Goodwill	90,339	72,688
Intangible assets, net of accumulated amortization	16,596	15,263
Investments in joint ventures	—	900
Deferred tax assets, net	1,601	3,355

Total other assets	108,536	92,206

Total assets	$267,110	$229,864

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,271	$4,486
Current portion of long-term debt, net of debt issuance costs	3,099	2,531
Accrued expenses	44,800	42,603

Total current liabilities	52,170	49,620

Long-term liabilities
Long-term debt, less current portion, net of debt issuance costs	39,860	22,482

Total liabilities	$92,030	$72,102

Stockholders’ equity
Common stock—$.001 par value; 40,000 authorized and 11,632 and 11,527 shares issued and outstanding as of December 31, 2017 and 2016, respectively	$12	$12
Additional paid-in capital	95,963	92,253
Retained earnings	79,105	65,497

Total stockholders’ equity	175,080	157,762

Total liabilities and stockholders’ equity	$267,110	$229,864

See accompanying Notes to Consolidated Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2017, 2016 and 2015

(amounts and shares in thousands, except per share data)

	For the Year Ended December 31,
	2017	2016	2015
Net service revenues	$425,715	$400,688	$336,815
Cost of service revenues	310,119	294,593	245,492

Gross profit	115,596	106,095	91,323
General and administrative expenses	76,902	76,840	66,143
Gain on sale of assets	(2,467)	—	—
Revaluation of contingent consideration	—	—	130
Depreciation and amortization	6,663	6,647	4,717
Provision for doubtful accounts	8,259	7,373	4,309

Total operating expenses	89,357	90,860	75,299

Operating income from continuing operations	26,239	15,235	16,024

Interest income	(66)	(2,812)	(47)
Interest expense	4,472	2,332	786

Total interest (income) expense, net	4,406	(480)	739
Other income	217	206	—

Income from continuing operations before income taxes	22,050	15,921	15,285
Income tax expense	8,589	3,994	3,932

Net income from continuing operations	13,461	11,927	11,353

Earnings from discontinued operations, net of tax	147	97	270

Net income	$13,608	$12,024	$11,623

Net income per common share
Basic income per share
Continuing operations	$1.18	$1.05	$1.03
Discontinued operations	0.01	0.01	0.03

Basic income per share	$1.19	$1.06	$1.06

Diluted income per share
Continuing operations	$1.16	$1.05	$1.02
Discontinued operations	0.01	0.01	0.02

Diluted income per share	$1.17	$1.06	$1.04

Weighted average number of common shares and potential common shares outstanding:
Basic	11,470	11,292	10,986
Diluted	11,623	11,349	11,189

See accompanying Notes to Consolidated Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2017, 2016 and 2015

(amounts and shares in thousands)

	Common Stock		Additional Paid in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2014	11,010	$11	$84,929	$41,850	$126,790
Issuance of shares of common stock under restricted stock award agreements	57	—	—	—	—
Forfeiture of shares of common stock under restricted stock award agreements	(3)	—	—	—	—
Stock-based compensation	—	—	1,573	—	1,573
Excess tax benefit from exercise of stock options	—	—	269	—	269
Shares issued for exercise of stock options	44	—	305	—	305
Net income	—	—	—	11,623	11,623

Balance at December 31, 2015	11,108	$11	$87,076	$53,473	$140,560

Issuance of shares of common stock under restricted stock award agreements	108	—	—	—	—
Forfeiture of shares of common stock under restricted stock award agreements	(69)	—	—	—	—
Stock-based compensation	—	—	1,072	—	1,072
Excess tax benefit from exercise of stock options	—	—	1,090	—	1,090
Shares issued for exercise of stock options	380	1	3,015	—	3,016
Net income	—	—	—	12,024	12,024

Balance at December 31, 2016	11,527	$12	$92,253	$65,497	$157,762

Issuance of shares of common stock under restricted stock award agreements	90	—	—	—	—
Forfeiture of shares of common stock under restricted stock award agreements	(36)	—	—	—	—
Stock-based compensation	—	—	2,552	—	2,552
Shares issued for exercise of stock options	51	—	1,158	—	1,158
Net income	—	—	—	13,608	13,608

Balance at December 31, 2017	11,632	$12	$95,963	$79,105	$175,080

See accompanying Notes to Consolidated Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2017 2016 and 2015

(amounts in thousands)

	For the Year
	Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$13,608	$12,024	$11,623
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of acquisitions:
Depreciation and amortization	6,663	6,647	4,717
Non-cash restructuring	383	2,550	—
Deferred income taxes	1,754	(1,328)	838
Stock-based compensation	2,552	1,072	1,573
Amortization and write-off of debt issuance costs under the terminated credit facility	1,484	357	97
Amortization of debt issuance costs under the new credit facility	382	—	—
Provision for doubtful accounts	8,259	7,373	4,309
Revaluation of contingent consideration	—	—	130
Gain on sale of assets	(2,467)	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	21,023	(32,606)	(19,512)
Prepaid expenses and other current assets	(2,364)	(282)	2,318
Accounts payable	(229)	(1,530)	570
Accrued expenses	1,723	4,980	(2,557)

Net cash provided by (used in) operating activities	52,771	(743)	4,106

Cash flows from investing activities:
Proceeds from the sale of assets	3,702	—	—
Acquisitions of businesses, net of cash acquired	(24,354)	(20,026)	(8,365)
Acquisition of customer list	—	—	(146)
Purchases of property and equipment	(3,616)	(1,712)	(2,213)

Net cash used in investing activities	(24,268)	(21,738)	(10,724)

Cash flows from financing activities:
Borrowings on revolver- new credit facility	30,000	—	—
Borrowings on revolver- terminated credit facility	20,000	27,000	—
Borrowings on term loan- new credit facility	45,000	—	—
Borrowings on term loan- terminated credit facility	—	25,000	—
Payments on revolver- new credit facility	(30,000)	—	—
Payments on revolver- terminated credit facility	(20,000)	(27,000)	—
Payments on term loan- new credit facility	(563)	—	—
Payments on term loan- terminated credit facility	(24,063)	(938)	—
Payments on capital lease obligations	(1,432)	(1,175)	(1,050)
Payments for debt issuance costs under the new credit facility	(2,862)	—	—
Payments for debt issuance costs under the terminated credit facility	—	(503)	(1,165)
Cash received from exercise of stock options	1,158	3,016	305
Excess tax benefit from exercise of stock options	—	1,090	269
Payment on contingent earn-out obligation	—	(100)	(1,000)

Net cash provided by (used in) financing activities	17,238	26,390	(2,641)

Net change in cash	45,741	3,909	(9,259)
Cash, at beginning of period	8,013	4,104	13,363

Cash, at end of period	$53,754	$8,013	$4,104

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,261	$2,322	$786
Cash paid for income taxes	6,838	5,087	911
Supplemental disclosures of non-cash investing and financing activities
Property and equipment acquired through capital lease obligations	$—	$618	$378
Tax benefit related to the amortization of tax goodwill in excess of book basis	206	203	123

See accompanying Notes to Consolidated Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Significant Accounting Policies

Basis of Presentation and Description of Business

The Consolidated Financial Statements include the accounts of Addus HomeCare Corporation (“Holdings”) and its subsidiaries (together with Holdings, the “Company,” “we,” “us,” or “our”). The Company operates as one reportable business segment and is a provider of comprehensive personal care services, which are provided primarily in the home. The Company’s personal care services provide assistance with activities of daily living. The Company’s consumers are primarily persons who are at risk of hospitalization or institutionalization, such as the elderly, chronically ill and disabled. The Company’s payor clients include federal, state and local governmental agencies, managed care organizations, commercial insurers and private individuals. As of December 31, 2017, the Company provided personal care services to over 34,000 consumers in 24 states through 116 offices.

Principles of Consolidation

All intercompany balances and transactions have been eliminated in consolidation.

The Company used the cost method to account for its investments in joint ventures in which it owned 10% equity interests. The Company sold such investments on October 1, 2017 (see Note 3).

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

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Property and Equipment

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the related assets by use of the straight-line method. Maintenance and repairs are charged to expense as incurred. The estimated useful lives of the property and equipment are as follows:

Computer equipment	3—5 years
Furniture and equipment	5—7 years
Transportation equipment	5 years
Computer software	5—10 years
Leasehold improvements	Lesser of useful life or lease term, unless probability of lease renewal is likely

Goodwill

The Company’s carrying value of goodwill is the excess of the purchase price over the fair value of the net assets acquired from various acquisitions including the acquisition of Addus HealthCare, Inc. (“Addus HealthCare”). In accordance with Accounting Standards Codification (“ASC”) Topic 350, “Goodwill and Other Intangible Assets ,” goodwill and intangible assets with indefinite useful lives are not amortized. The Company tests goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. The Company may use a qualitative test, known as “Step 0,” or a two-step quantitative method to determine whether impairment has occurred. In Step 0, the Company can elect to perform an optional qualitative analysis and based on the results skip the two-step analysis. In 2017, 2016 and 2015, the Company elected to implement Step 0 and was not required to conduct the remaining two step analysis. The results of the Company’s Step 0 assessments indicated that it was more likely than not that the fair value of its reporting unit exceeded its carrying value and therefore the Company concluded that there were no impairments for the years ended December 31, 2017, 2016 or 2015.

Intangible Assets

The Company’s identifiable intangible assets consist of customer and referral relationships, trade names, trademarks, state licenses and non-compete agreements. Amortization is computed using straight-line and accelerated methods based upon the estimated useful lives of the respective assets, which range from two to twenty-five years.

Intangible assets with finite lives are amortized using the estimated economic benefit method over the useful life and assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company would recognize an impairment loss when the estimated future non-discounted cash flows associated with the intangible asset is less than the carrying value. An impairment charge would then be recorded for the excess of the carrying value over the fair value. The Company estimates the fair value of these intangible assets using the income approach. No impairment charge was recorded for the years ended December 31, 2017, 2016 or 2015.

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

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

reasonable but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

Debt Issuance Costs

The Company amortizes debt issuance costs on a straight-line method over the term of the related debt. This method approximates the effective interest method. The Company has classified the debt issuance costs as current portion of long-term debt or long-term debt, less current portion as of December 31, 2017 and 2016.

Workers’ Compensation Program

The Company’s workers’ compensation insurance program has a $0.4 million deductible component. The Company recognizes its obligations associated with this program in the period the claim is incurred. The cost of both the claims reported and claims incurred but not reported, up to the deductible, have been accrued based on historical claims experience, industry statistics and an actuarial analysis performed by an independent third party. The Company monitors its claims quarterly and adjusts its reserves accordingly. These costs are recorded primarily as the cost of services on the Consolidated Statements of Income. As of December 31, 2017 and 2016, the Company recorded $12.6 million and $12.8 million, respectively, in accrued workers’ compensation insurance. The accrued workers’ compensation insurance is included in accrued expenses on the Company’s Consolidated Balance Sheets. As of December 31, 2017 and 2016, the Company recorded $0.5 million and $0.7 million, respectively, in workers’ compensation insurance recovery receivables. The workers’ compensation insurance recovery receivable is included in prepaid expenses and other current assets on the Company’s Consolidated Balance Sheets.

Interest Income

Illinois law entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the Consolidated Statements of Income as interest income. For the year ended December 31, 2017, the Company did not receive any prompt payment interest. For the year ended December 31, 2016, the Company received $2.8 million in prompt payment interest. For the year ended December 31, 2015, the Company did not earn or receive any prompt payment interest. While the Company may be owed additional prompt payment interest, the amount and timing of receipt of such payments remains uncertain and the Company has determined that it will continue to recognize prompt payment interest income when received.

Interest Expense

The Company’s interest expense consists of interest and unused credit line fees on its credit facilities, interest on its capital lease obligations, and amortization and write-off of debt issuance costs, which is reported in the statement of income when incurred.

Other Income

Other income consisted of income distributions received from investments in joint ventures. The Company accounted for this income in accordance with ASC Topic 325, “Investments—Other.” The Company recognized the net accumulated earnings only to the extent distributed by the joint ventures on the date received. The Company subsequently sold these equity investments on October 1, 2017 (see Note 3).

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

As a result of the reduction in the U.S. corporate income tax rate from 35.0% to 21.0% under the Tax Reform Act, the Company revalued its ending net deferred tax assets at December 31, 2017 and recognized a provisional $0.9 million tax expense in the Company’s Consolidated Statements of Income for the year ended December 31, 2017. Additionally, the Tax Reform Act repealed the performance-based compensation exceptions to the $1.0 million yearly limit on the deduction for compensation paid with respect to a covered employee to include the Chief Executive Officer, Chief Financial Officer and the 3 highest paid employees under Section 162(m). As a result, the Company recognized a provisional valuation allowance of $0.3 million in the Company’s Consolidated Statements of Income for the year ended December 31, 2017.

In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 allows for simplification of several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under ASU 2016-09, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement. ASU 2016-09 also requires recognition of excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. ASU 2016-09 further permits the withholding of an amount up to employees’ maximum individual tax rate in the relevant jurisdiction without resulting in a liability classification. ASU 2016-09 also requires any excess tax benefits be classified along with other income tax cash flows as an operating activity and cash paid by an employer when directly withholding shares for tax-withholding purposes to be classified as a financing activity. The Company adopted this standard on January 1, 2017 on a prospective basis. As a result, for the year ended December 31, 2017, the Company recorded an excess tax benefit of $0.1 million within income tax expense on its Consolidated Statements of Income.

The Company recognizes interest and penalties accrued related to uncertain tax positions in interest expense and penalties within operating expenses on the Consolidated Statements of Income.

Stock-based Compensation

The Company currently has one active stock incentive plan, the 2017 Omnibus Incentive Plan (the “2017 Plan”), that provides for new grants of stock-based employee compensation. The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Stock Compensation.” Under the 2017 Plan, compensation expense is recognized on a straight-line basis over the vesting period of the equity awards based on the grant date fair value of the options and restricted stock awards. From October 28, 2009 to December 31,

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

2016, the Company utilized the Enhanced Hull-White Trinomial Model to value the Company’s options. Beginning January 1, 2017, the Company began utilizing the Black-Scholes Option Pricing Model to value the Company’s options, as the Company believes it is a more widely accepted and understood valuation model. The determination of the fair value of stock-based payments utilizing the Black-Scholes Model and the Enhanced Hull-White Trinomial Model is affected by the Company’s stock price and a number of assumptions, including expected volatility, risk-free interest rate, expected term, expected dividends yield, expected forfeiture rate, expected turn-over rate and the expected exercise multiple.

Diluted Net Income Per Common Share

Diluted net income per common share, calculated on the treasury stock method, is based on the weighted average number of shares outstanding during the period. The Company’s outstanding securities that may potentially dilute the common stock are stock options and restricted stock awards.

Included in the Company’s calculation of diluted earnings per share for the year ended December 31, 2017 were approximately 479,000 stock options outstanding, of which approximately 101,000 were dilutive. In addition, there were approximately 143,000 restricted stock awards outstanding, of which approximately 52,000 were dilutive for the year ended December 31, 2017.

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

Fair Value Measurements

The Company’s financial instruments consist of cash, accounts receivable, payables and debt. The carrying amounts reported on the Company’s Consolidated Balance Sheets for cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments. The carrying value of the Company’s long-term debt with variable interest rates approximates fair value based on instruments with similar terms using level 2 inputs as defined under ASC Topic 820 “Fair Value Measurement.”

The Company applies fair value techniques on a non-recurring basis associated with valuing potential impairment losses related to goodwill, if required, and indefinite-lived intangible assets and also when

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

determining the fair value of contingent consideration, if applicable. To determine the fair value in these situations, the Company uses Level 3 inputs, under ASC Topic 820 and defined as unobservable inputs in which little or no market data exists; therefore requiring an entity to develop its own assumptions, such as discounted cash flows, or if available, what a market participant would pay on the measurement date.

The Company utilizes the income approach to estimate the fair value of its intangible assets derived from acquisitions.

Going Concern

In connection with the preparation of the financial statements for the years ended December 31, 2017 and 2016, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the entity’s ability to continue as a going concern within one year after the date of the issuance, or the date of availability, of the financial statements to be issued. The evaluation concluded that there did not appear to be evidence of substantial doubt of the entity’s ability to continue as a going concern.

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 replaced most existing revenue recognition guidance in GAAP. During 2017, the Company completed its assessment with assistance from outside resources to prepare specific contract analysis and document policy changes. The Company also reviewed its contract and revenue streams and implemented system enhancements. Under ASU 2014-09, the timing and measurement of revenue for the Company’s customers is similar to its current revenue recognition model due to the structure of payor contracts which consists of a fixed reimbursement rate that is deemed earned upon completion of a defined service. The Company anticipates that for periods subsequent to adoption, the majority of what is currently classified as bad debt expense under operating expenses will be treated as an implicit price concession factored into net revenue, consistent with the intent of the standard. As a result, there will be a decrease in gross profit for periods subsequent to the adoption as compared to prior periods with no change to operating income or net income. The new standard also requires enhanced disclosures related to the disaggregation of revenue, information about contract balances, and other disclosures about contracts with customers, including revenue recognition policies to identify performance obligations and significant judgments in measurement and recognition. The Company adopted the standard on January 1, 2018 using the modified retrospective approach and the adoption did not result in a material cumulative adjustment.

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

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting.” ASU 2017-09 clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. This pronouncement is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted, and is applied prospectively to changes in terms or conditions of awards occurring on or after the adoption date. The Company is evaluating the impact of the adoption of this guidance on its financial statements but does not expect it to have a material impact.

Reclassification of Prior Period Balances

Certain reclassifications have been made to prior period amounts to conform to the current-year presentation including the reporting of provision for doubtful accounts as a separate line item on the Consolidated Statements of Income. These reclassifications have no effect on the reported net income for the years ended December 31, 2017, 2016 and 2015.

2. Correction to Prior Period Financial Statements

Management noted errors in the Company’s previously issued Consolidated Financial Statements. The first error, in the amount of approximately $0.6 million, relates to the calculation of tax benefits that should have been applied to reduce goodwill. The second error in the amount of $0.7 million relates to the fact that the Company did not reduce goodwill for the tax benefits resulting from the allocation of goodwill to a disposition at the time the Company disposed of the home health business in 2013. The third error relates to the disposal of a state license in the amount of $0.2 million that was not derecognized at the time of sale in 2013. The fourth error in the amount of $0.2 million relates to errors made in the calculation of deferred taxes associated with the Company’s stock-based compensation since 2010. This error partially offsets the errors previously described.

As such, the Company’s consolidated financial statements for fiscal year 2006 and periods thereafter included misstatements associated with the errors noted above. The cumulative reduction in net income resulting from correcting these errors beginning in the year 2006 totaled $1.2 million.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

In evaluating whether the previously issued Consolidated Financial Statements were materially misstated, the Company applied the guidance of ASC 250, Accounting Changes and Error Corrections, SEC Staff Accounting Bulletin (”SAB”) Topic 1.M, Assessing Materiality and SAB Topic 1.N, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements and concluded that the effect of the errors on prior period financial statements was immaterial. However, the guidance states that prior-year misstatements which, if corrected in the current year would materially misstate the current year’s financial statements, must be corrected by adjusting prior year financial statements, even though such correction previously was and continues to be immaterial to the prior-year financial statements. Correcting prior-year financial statements for such “immaterial misstatements” does not require previously filed reports to be amended. The Company concluded that the error was not material to the affected prior periods; however, the cumulative effect of correcting all of the prior period misstatements in the current year would be material to the current year consolidated financial statements.

The cumulative effect of adjustments required to correct the misstatements in the financial statements years prior to 2015 are reflected in the revised opening retained earnings balance as of January 1, 2015. The cumulative effect of those adjustments on all periods reduced previously reported retained earnings by $1.2 million.

As a result, certain amounts presented in the Company’s Consolidated Balance Sheets have been revised from the amounts previously reported to correct this error as shown in the table below.

Consolidated Balance Sheet as of December 31, 2016 (in thousands):

	As Previously Reported	Corrections	As Revised
Deferred tax asset, net	$3,153	$202	$3,355
Goodwill	73,906	(1,218)	72,688
Intangible assets, net of accumulated amortization	15,413	(150)	15,263
Total assets	$231,030	$(1,166)	$229,864

Total liabilities	72,102	—	72,102
Total stockholders’ equity	158,928	(1,166)	157,762
Total liabilities and stockholders’ equity	$231,030	$(1,166)	$229,864

3. Gain on Sale of Assets

On October 1, 2017, the Company sold its 10% membership interests in two joint ventures with LHC Group, Inc. (“LHCG”), which were previously reported as Investments in joint ventures on the Company’s Consolidated Balance Sheets at December 31, 2016. The Company received proceeds of approximately $1.3 million and recorded a pre-tax gain of $0.4 million on the sale of its membership interest.

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

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

4. Discontinued Operations

Effective March 1, 2013, the Company sold substantially all of the assets used in its home health business (the “Home Health Business”) in Arkansas, Nevada and South Carolina, and 90% of the Home Health Business in California and Illinois, to subsidiaries of LHC Group, Inc. (the “Purchasers”) for a cash consideration of $20.0 million. The Company held a 10% ownership interest in the Home Health Business in California and Illinois from March 1, 2013 to October 1, 2017, when it sold its interest. The assets sold included 19 home health agencies and two hospice agencies in five states. On December 30, 2013, the Company sold one home health agency in Pennsylvania for approximately $0.2 million. The results of the Home Health Business and the Pennsylvania home health agency sold are reflected as discontinued operations for all periods presented herein.

As a condition of the sale of the Home Health Business to subsidiaries of LHCG, the Company is responsible for any adjustments to Medicare and Medicaid billings prior to the closing of the sale. In connection with an internal evaluation of the Company’s billing processes, it discovered documentation errors in a number of claims that it had submitted to Medicare. Consistent with applicable law, the Company voluntarily remitted $1.8 million to the government in March 2014. As of December 31, 2017, the Company, using its best judgment, has estimated a total of $0.2 million for billing adjustments for 2013 and 2012 which may be subject to Medicare audits. For the years ended December 31, 2017, 2016 and 2015, the Company reduced the indemnification reserve accrual by the amounts accrued for periods no longer subject to Medicare audits of $0.2 million, $0.2 million and $0.4 million, respectively. This amount is reflected as a reduction in general and administrative expense of discontinued operations and reflected in the table below.

The following table presents the net service revenues and earnings attributable to discontinued operations, which include the financial results for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
	(Amounts in Thousands)
Net service revenues	$—	$—	$—

Income before income taxes	245	163	448
Income tax expense	98	66	178

Net income from discontinued operations	$147	$97	$270

5. Acquisitions

Effective October 1, 2017, the Company acquired certain assets of Community Partnered Resources, Inc. d/b/a Sun Cities Caregivers and d/b/a Sun Cities Homecare (‘Sun Cities”), in the State of Arizona, to enhance operations in an advantageous market. The total consideration for the transaction was comprised of $2.3 million in cash. The related acquisition costs, included in general and administrative expenses on the Consolidated Statements of Income, were $0.1 million and were expensed as incurred. The results of operations from this acquired entity are included in the Company’s Consolidated Statements of Income from the date of the acquisition.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Company’s acquisition of Sun Cities has been accounted for in accordance with ASC Topic 805, “Business Combinations,” and the resulting goodwill and other intangible assets was accounted for under ASC Topic 350, “ Goodwill and Other Intangible Assets.” The acquisition was recorded at its fair value as of October 1, 2017. Under business combination accounting, the Sun Cities Purchase Price was $2.3 million and was allocated to Sun Cities’s net tangible and identifiable intangible assets based on their estimated fair values. Based upon management’s valuation, the total purchase price has been allocated as follows:

Total (Amounts in Thousands)
Goodwill	$1,103
Identifiable intangible assets	682
Accounts receivable	240
Cash	321
Other assets	10
Accrued liabilities	(86)
Accounts payable	(14)

Total purchase price allocation	$2,256

Management’s assessment of qualitative factors affecting goodwill for Sun Cities includes: estimates of market share at the date of purchase; ability to grow in the market; synergy with existing Company operations; and the presence of managed care payors in the market.

Identifiable intangible assets acquired consist of trade name and customer relationships (see Note 1 for estimated useful lives of the Company’s identifiable intangible assets). The estimated fair value of identifiable intangible assets was determined, using Level 3 inputs as defined under ASC Topic 820, with the assistance of a valuation specialist. The goodwill and intangible assets acquired are deductible for tax purposes.

The Sun Cities acquisition accounted for $0.7 million of net service revenues and $14.8 thousand of net income for the year ended December 31, 2017.

On April 24, 2017, the Company entered into a definitive securities purchase agreement with HB Management Group, Inc. to purchase Options Services, Inc. d/b/a Options Home Care (“Options Home Care”). On August 1, 2017, the Company completed its acquisition of all the outstanding securities of Options Home Care for a total purchase price of $22.6 million (the “Options Purchase Price”). Options Home Care is a provider of personal care services in more than 20 counties in New Mexico and the acquisition expands the footprint of the Company’s existing operations in the state. The related acquisition costs, included in general and administrative expenses on the Company’s Consolidated Statements of Income, were $0.7 million and were expensed as incurred. The results of Options Home Care are included on the Company’s Consolidated Statements of Income from the date of the acquisition.

The Company’s acquisition of Options Home Care has been accounted for in accordance with ASC Topic 805, “Business Combinations,” and the resulting goodwill and other intangible assets was accounted for under ASC Topic 350, “ Goodwill and Other Intangible Assets.” The acquisition was recorded at its fair value as of August 1, 2017. Under business combination accounting, the Options Purchase Price was $22.6 million and

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

was allocated to Options Home Care’s net tangible and identifiable intangible assets based on their estimated fair values. Based upon management’s valuation, the total purchase price has been allocated as follows:

Total (Amounts in Thousands)
Goodwill	$16,754
Identifiable intangible assets	5,324
Accounts receivable	995
Cash	205
Other assets	41
Accrued liabilities	(695)

Total purchase price allocation	$22,624

Management’s assessment of qualitative factors affecting goodwill for Options Home Care includes: estimates of market share at the date of purchase; ability to grow in the market; synergy with existing Company operations; and the presence of managed care payors in the market.

Identifiable intangible assets acquired consist of trade name and customer relationships (see Note 1 for estimated useful lives of the Company’s identifiable intangible assets). The estimated fair value of identifiable intangible assets was determined, using Level 3 inputs as defined under ASC Topic 820, with the assistance of a valuation specialist. The goodwill and intangible assets acquired are deductible for tax purposes.

The Options Home Care acquisition accounted for $8.0 million of net service revenues and $0.5 million of net income for the year ended December 31, 2017.

The following table contains unaudited pro forma condensed consolidated income statement information of the Company had the acquisition of Sun Cities and Options Home Care closed on January 1, 2016.

	For the Years Ended December 31, (Amounts in Thousands)
	2017	2016
Net service revenues	$441,858	$425,704
Operating income from continuing operations	28,103	15,575
Net income from continuing operations	15,010	12,196
Earnings from discontinued operations, net of tax	147	97

Net income	$15,157	$12,293

Net income per common share
Basic income per share
Continuing operations	$1.31	$1.08
Discontinued operations	0.01	0.01

Basic income per share	$1.32	$1.09

Diluted income per share
Continuing operations	$1.29	$1.07
Discontinued operations	0.01	0.01

Diluted income per share	$1.30	$1.08

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The pro forma disclosures in the table above include adjustments for amortization of intangible assets, tax expense, and acquisition costs to reflect results that are more representative of the combined results of the transactions as if Sun Cities and Options Home Care had been acquired effective January 1, 2016. This pro forma information is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred. In addition, future results may vary significantly from the results reflected in the pro forma information. The unaudited pro forma financial information does not reflect the impact of future events that may occur after the acquisition, such as anticipated cost savings from operating synergies.

Effective February 23, 2016, the Company acquired certain assets of Lutheran Social Services of Illinois (“LSSI”) for approximately $0.1 million. The results of operations from the acquisition of LSSI are included in the Company’s Consolidated Statements of Income from the date of the acquisition. The LSSI acquisition accounted for $0.2 million of net service revenues and $49.3 thousand of net loss from continuing operations for the year ended December 31, 2017 and $1.0 million of net service revenues and $0.1 million of net income from continuing operations for the year ended December 31, 2016. In order to focus on providing services to consumers in their homes, effective March 1, 2017, Addus ceased providing adult day services and sold substantially all of the assets used in our adult day services centers, including LSSI.

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

The Company’s acquisition of South Shore and Acaring has been accounted for in accordance with ASC Topic 805, “Business Combinations, ” and the resulting goodwill and other intangible assets was accounted for under ASC Topic 350 “ Goodwill and Other Intangible Assets .” The acquisition was recorded at its fair value as of February 5, 2016. Under business combination accounting, the South Shore Purchase Price was $20.0 million and was allocated to South Shore’s net tangible and identifiable intangible assets based on their estimated fair values. Based upon management’s valuation, the total purchase price has been allocated as follows:

Total (Amounts in Thousands)
Goodwill	$5,265
Identifiable intangible assets	9,957
Accounts receivable	6,807
Other current assets	858
Accrued liabilities	(1,593)
Accounts payable	(1,268)

Total purchase price allocation	$20,026

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Management’s assessment of qualitative factors affecting goodwill for South Shore includes: estimates of market share at the date of purchase; ability to grow in the market; synergy with existing Company operations and the presence of managed care payors in the market.

Identifiable intangible assets acquired consist of trade names and trademarks, customer relationships and non-compete agreements. The estimated fair value of identifiable intangible assets was determined, using Level 3 inputs as defined under ASC Topic 820, by the Company’s management. The net intangible and identifiable intangible assets, including goodwill, are deductible for tax purposes.

The South Shore acquisition accounted for $58.4 million of net service revenues and $0.2 million net income from continuing operations for the year ended December 31, 2017 and $51.7 million of net service revenues and $0.8 million net loss from continuing operations for the year ended December 31, 2016.

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

Identifiable intangible assets acquired consist of trade names and trademarks, customer relationships and non-compete agreements. The estimated fair value of identifiable intangible assets was determined, using Level 3 as defined under ASC Topic 820, inputs by the Company’s management. The net intangible and identifiable intangible assets, including goodwill, are deductible for tax purposes.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Five Points acquisition accounted for $2.9 million of net service revenues and $0.3 million of net loss from continuing operations for the year ended December 31, 2017, $4.1 million of net service revenues and $30.6 thousand of net income from continuing operations for the year ended December 31, 2016 and $0.7 million of net service revenues and $18.1 thousand of net loss from continuing operations for the year ended December 31, 2015.

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

Identifiable intangible assets acquired consist of trade names and trademarks, customer relationships and non-compete agreements. The estimated fair value of identifiable intangible assets was determined, using Level 3 as defined under ASC Topic 820, inputs by the Company’s management. The net intangible and identifiable intangible assets, including goodwill, are deductible for tax purposes.

The PHHC acquisition accounted for $6.4 million of net service revenues and $0.1 million of net loss from continuing operations for the year ended December 31, 2017, $7.5 million of net service revenues and $0.3 million of net income from continuing operations for the year ended December 31, 2016 and $9.0 million of net service revenues and $0.1 million of net income from continuing operations for the year ended December 31, 2015.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the acquisition of Cura Partners, LLC, which conducts business under the name Aid & Assist at Home, LLC (“Aid & Assist”) on June 1, 2014, a contingent earn-out obligation was recorded at its fair value of $1.0 million, which was the present value of the Company’s obligation to pay up to $1.2 million based on probability-weighted estimates of the achievement of certain performance targets, as defined in the earn-out agreement between the parties. As of December 31, 2014, the Company revalued this liability at $0.2 million. As of December 31, 2016 and 2015, based on its valuations, the Company believed a liability did not exist for this contingent earn-out obligation. These declines in the fair value of the contingent earn-out obligation reflected the acquisition’s failure to achieve performance targets expected at the date of acquisition for 2014, 2015 and 2016. The contingent earn-out obligation expired December 31, 2016.

For the acquisition of Coordinated Home Health Care, LLC on December 1, 2013, a contingent earn-out obligation was recorded at its fair value of $1.1 million, which was the present value of the Company’s obligation to pay up to $2.3 million based on probability-weighted estimates of the achievement of certain performance targets, as defined in the earn-out agreement between the parties. As of December 31, 2014, the Company revalued this liability at $1.9 million. This increase in the fair value of the contingent earn-out obligation reflected the acquisition’s excess achievement of performance targets for the year ended December 31, 2014 as a result of higher than anticipated rate of conversion to managed care organizations in the State of New Mexico. $1.0 million of the liability, which was recorded as the current portion at December 31, 2014, was subsequently paid during the second quarter of 2015. As of December 31, 2015, the remaining contingent earn-out obligation was recorded at its fair value of $1.3 million which was the maximum earn-out obligation based on probability-weighted estimates of the achievement of certain performance targets, as defined in the earn-out agreement between the parties. The obligation was paid during the second quarter of 2016. The contingent earn-out obligation expired December 31, 2015.

6. Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2017	2016
	(Amounts in Thousands)
Computer equipment	$2,770	$3,807
Furniture and equipment	3,392	3,146
Transportation equipment	152	898
Leasehold improvements	2,749	3,551
Computer software	3,269	5,419

	12,332	16,821
Less: accumulated depreciation and amortization	(4,843)	(10,173)

	$7,489	$6,648

Computer software includes $1.0 million of internally developed software. Depreciation and amortization expense predominantly related to computer equipment and software and leasehold improvements totaled $2.0 million, $1.7 million and $1.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

7. Goodwill and Intangible Assets

The Company did not record any impairment charges for the years ended December 31, 2017, 2016, or 2015. The goodwill for the Company was $90.3 million and $72.7 million as of December 31, 2017 and 2016, respectively.

A summary of goodwill and related adjustments is provided below:

Goodwill (Amounts in Thousands)
Goodwill, at December 31, 2015	$67,626
Additions for acquisitions	5,265
Adjustments to previously recorded goodwill	(203)

Goodwill, at December 31, 2016	72,688
Additions for acquisitions	17,857
Adjustments to previously recorded goodwill	(206)

Goodwill, at December 31, 2017	$90,339

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

The carrying amount and accumulated amortization of each identifiable intangible asset category consisted of the following at December 31, 2017 and 2016:

	Customer and referral relationships	Trade names and trademarks	Non-competition agreements	Total
	(Amounts in Thousands)
Gross balance at January 1, 2016	$29,872	$8,161	$2,098	$40,131
Additions for acquisitions	4,800	5,100	57	9,957
Accumulated amortization	(26,766)	(6,296)	(1,763)	(34,825)

Net Balance at December 31, 2016	7,906	6,965	392	15,263
Gross balance at January 1, 2017	34,672	13,261	2,155	50,088
Other	(281)	—	—	(281)
Additions for acquisitions	4,626	1,380	—	6,006
Accumulated amortization	(29,147)	(8,198)	(1,872)	(39,217)

Net Balance at December 31, 2017	$9,870	$6,443	$283	$16,596

Amortization expense related to the identifiable intangible assets amounted to $4.7 million, $4.9 million and $3.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. Goodwill and state licenses are not amortized pursuant to ASC Topic 350.

The weighted average remaining lives of identifiable intangible assets as of December 31, 2017 is 6.5 years.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The estimated future intangible amortization expense is as follows:

For the year ended December 31,	Total (Amount in Thousands)
2018	$4,919
2019	3,662
2020	2,345
2021	1,925
2022	965
Thereafter	2,780

Total	$16,596

8. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consist of the following:

	December 31,
	2017	2016
	(Amounts in Thousands)
Prepaid health insurance	$2,901	$2,238
Prepaid workers’ compensation and liability insurance	1,332	1,190
Prepaid rent	555	568
Workers’ compensation insurance receivable	543	747
Other	3,048	1,255

	$8,379	$5,998

Accrued expenses consisted of the following:

	December 31,
	2017	2016
	(Amounts in Thousands)
Accrued payroll	$19,783	$17,509
Accrued workers’ compensation insurance	12,574	12,823
Accrued health insurance (1)	6,471	4,092
Indemnification reserve (2)	174	419
Accrued payroll taxes	1,065	1,747
Accrued professional fees	1,312	1,485
Accrued severance	562	1,326
Accrued restructuring (3)	1,077	1,786
Other	1,782	1,416

	$44,800	$42,603

(1)

The Company provides health insurance coverage to qualified union employees providing personal care services in Illinois through a Taft-Hartley multi-employer health and welfare plan under Section 302(c)(5) of the Labor Management Relations Act of 1947. The Company’s insurance contributions equal the amount

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

reimbursed by the State of Illinois. Contributions are due within five business days from the date the funds are received from the State. Amounts due of $2.3 million and $2.2 million for health insurance reimbursements and contributions were reflected in prepaid insurance and accrued insurance at December 31, 2017 and 2016, respectively.
(2)	As a condition of the sale of the Home Health Business to subsidiaries of LHCG the Company is responsible for any adjustments to Medicare and Medicaid billings prior to the closing of the sale. The Company has estimated a total of $0.2 million for billing adjustments for 2013 and 2012 services which may be subject to Medicare audits. For the years ended December 31, 2017 and 2016, the Company reduced the indemnification reserve accrual by the amounts accrued for periods no longer subject to Medicare audits of $0.2 million and $0.2 million, respectively. This amount is reflected as a reduction in general and administrative expense of discontinued operations.
(3)	Accrued restructuring includes reserves for lease commitments related to the closure of three adult day services centers in Illinois during the third quarter of 2016 and unused contact center office space.

The Company’s workers’ compensation program has a $0.4 million deductible component. The Company recognizes its obligations associated with this program in the period the claim is incurred. The cost of both the claims reported and claims incurred but not reported, up to the deductible, have been accrued based on historical claims experience, industry statistics and an actuarial analysis performed by an independent third party. The future claims payments related to the workers’ compensation program are secured by letters of credit. These letters of credit totaled $11.8 million and $16.7 million at December 31, 2017 and 2016.

9. Long-Term Debt

Long-term debt consisted of the following:

	December 31, 2017	December 31, 2016
	(Amounts in Thousands)
Term loan under the new credit facility	$44,438	$—
Term loan under the terminated credit facility	—	24,063
Capital leases	1,002	2,433
Less unamortized issuance costs	(2,481)	(1,483)

Total	$42,959	$25,013
Less current maturities	(3,099)	(2,531)

Long-term debt	$39,860	$22,482

In accordance with ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” the Company has classified the debt issuance costs as current portion of long-term debt or long-term debt, less current portion as of December 31, 2017 and 2016.

Capital Leases

On July 12, 2014, September 11, 2014 and April 13, 2015, the Company executed three 48-month capital lease agreements for $2.7 million, $1.4 million and $0.4 million, respectively, with First American Commercial Bancorp, Inc. The capital leases were entered into to finance property and equipment at the Company’s support center in Downers Grove, IL. The underlying assets are included in “Property and equipment, net of accumulated

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

depreciation and amortization” in the accompanying Consolidated Balance Sheets. These capital lease obligations require monthly payments through September 2019 and have implicit interest rates that range from 3.0% to 3.6%. At the end of the term, the Company has the option to purchase the assets for $1 per lease agreement.

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

An analysis of the leased property under capital leases by major classes is as follows.

Classes of Property	Asset Balances at December 31, 2017 (Amounts in Thousands)
Leasehold improvements	$1,485
Furniture and equipment	868
Computer equipment	635
Computer software	303

Total	3,291
Less: accumulated depreciation	(1,333)

$1,958

The future minimum payments for capital leases as of December 31, 2017 are as follows:

Capital Lease (Amounts In Thousands)
2018	$1,026
2019	30

Total minimum lease payments	1,056
Less: amount representing estimated executory costs (such as taxes, maintenance and insurance), including profit thereon, included in total minimum lease payments	(30)

Net minimum lease payments	1,026
Less: amount representing interest (1)	(24)

Present value of net minimum lease payments (2)	$1,002

(1)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at lease inception.

(2)	Included in the balance sheet as $974.4 thousand of the current portion of long-term debt and $27.8 thousand of the long-term debt, less current portion.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Senior Secured Credit Facility

On May 8, 2017, the Company entered into a new credit facility and credit agreement (the “Credit Agreement”) with certain lenders and Capital One, N.A., as a lender and swing lender and as agent for all lenders. This new credit facility totals $250.0 million, replaces the Company’s Terminated Senior Secured Credit Facility totaling $125.0 million with certain lenders and Fifth Third Bank as agent (“Terminated Senior Secured Credit Facility”, see description below for more details), and terminates the Company’s Second Amended and Restated Credit and Guaranty Agreement, dated as of November 10, 2015. The new credit facility includes a $125.0 million revolving loan, a $45.0 million term loan and an $80.0 million delayed draw term loan. The maturity of the new credit facility is five years, although the delayed draw term loan is only available until November 8, 2018. Under the terms of an accordion feature of the Credit Agreement, $100.0 million is also available for incremental term loans. Fundings under the delayed draw term loans and the incremental term loans are limited to financing or refinancing Permitted Acquisitions (as defined in the Credit Agreement). The availability of additional draws under the revolving credit portion of the Company’s new credit facility is conditioned, among other things, upon (after giving effect to such draws) the ratio of Consolidated Total Indebtedness (as defined in the Credit Agreement), less subordinated indebtedness, to Consolidated Adjusted EBITDA (as defined in the Credit Agreement) not exceeding 4.25:1.00. In connection with the new credit facility, the Company incurred $2.8 million of debt issuance costs.

Addus HealthCare is the borrower under the Credit Agreement, with Holdings, and substantially all of Holdings’ subsidiaries as guarantors under the new credit facility. The new credit facility is secured by a first priority security interest in all of the Company’s and the other credit parties’ current and future tangible and intangible assets, including the shares of stock of the borrower and subsidiaries.

Interest on the Company’s new credit facility may be payable at (x) the sum of (i) an applicable margin ranging from 1.50% to 2.25% based on the applicable senior leverage ratio (provided that the applicable margin will be 1.50% through approximately November 1, 2017) plus (ii) a base rate equal to the greatest of (a) the rate of interest last quoted by The Wall Street Journal as the “prime rate,” (b) the sum of the federal funds rate plus a margin of 0.50% and (c) the sum of the adjusted LIBOR that would be applicable to a loan with an interest period of one month advanced on the applicable day (not to be less than 0.00%) plus a margin of 1.00% or (y) the sum of (i) an applicable margin ranging from 2.50% to 3.25% based on the applicable leverage ratio (provided that the applicable margin will be 2.50% through approximately November 30, 2017) plus (ii) the offered rate per annum for the applicable interest period that appears on Reuters Screen LIBOR01 Page. Swing loans may not be LIBOR loans.

The Company pays a fee ranging from 0.25% to 0.50% based on the applicable leverage ratio times the unused portion of the revolving portion of the new credit facility (provided that the fee will be 0.25% through approximately November 30, 2017).

In July 2017, the Company drew a total of $30.0 million on the revolving credit line under the new credit facility primarily to fund the acquisition of Options Home Care. The Company repaid the balance in August 2017. As of December 31, 2017, the Company had a total of $44.4 million of term loans outstanding with an interest rate of 3.86% on the new credit facility and the total availability under the revolving credit loan facility was $105.1 million.

The Credit Agreement contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The Credit Agreement also contains certain customary financial covenants and negative

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

covenants that, among other things, include a requirement to maintain a minimum fixed charge coverage ratio, a requirement to stay below a maximum senior leverage ratio and a requirement to stay below a maximum permitted amount of capital expenditures, as well as restrictions on guarantees, indebtedness, liens, investments and loans, subject to customary carve outs, a restriction on dividends (provided that Addus HealthCare may make distributions to us in an amount that does not exceed $5.0 million in any year absent of an event of default, plus limited exceptions for tax and administrative distributions), a restriction on the ability to consummate any individual acquisition or a series of related acquisitions with total consideration paid or payable in excess of $60.0 million and consummating acquisitions with total consideration paid or payable in excess of $80.0 million in the aggregate in any fiscal year (in each case, without the consent of the lenders), restrictions on mergers, dispositions of assets, and affiliate transactions, and restrictions on fundamental changes and lines of business. As of December 31, 2017, the Company was in compliance with all of its Credit Agreement covenants.

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

The availability of funds under the revolving credit portion of the Company’s Terminated Senior Secured Credit Facility was based on the lesser of (i) the product of adjusted EBITDA, as defined in the Company’s terminated credit agreement, for the most recent 12-month period for which financial statements had been delivered under the credit agreement multiplied by the specified advance multiple, up to 3.75, less the outstanding senior indebtedness and letters of credit, and (ii) $100.0 million less the outstanding revolving loans and letters of credit. Interest on the Company’s Terminated Senior Secured Credit Facility might have been payable at (x) the sum of (i) an applicable margin ranging from 2.00% to 2.50% based on the applicable leverage ratio plus (ii) a base rate equal to the greatest of (a) the rate of interest last quoted by The Wall Street Journal as the “prime rate,” (b) the sum of the federal funds rate plus a margin of 0.50% and (c) the sum of the adjusted LIBOR that would have been applicable to a loan with an interest period of one month advanced on the applicable day plus a margin of 3.00% or (y) the sum of (i) an applicable margin ranging from 3.00% to 3.50% based on the applicable leverage ratio plus (ii) the adjusted LIBOR that would have been applicable to a loan with an interest period of one, two or three months advanced on the applicable day or (z) the sum of (i) an applicable margin ranging from 3.00% to 3.50% based on the applicable leverage ratio plus (ii) the daily floating LIBOR that would have been applicable to a loan with an interest period of one month advanced on the applicable day. We paid a fee ranging from 0.25% to 0.50% per annum based on the applicable leverage ratio times the unused portion of the revolving portion of the Terminated Senior Secured Credit Facility. Issued stand-by letters of credit were charged at a rate equal to the applicable margin for LIBOR loans payable quarterly.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

On May 8, 2017, the Company repaid the outstanding debt balance of $23.8 million together with accrued interest of $0.1 million and terminated the Terminated Senior Secured Credit Facility. In connection with the termination, the Company wrote off the unamortized debt issuance costs under the Terminated Senior Secured Credit Facility in the amount of $1.3 million, which was included in interest expense on the Company’s Consolidated Statements of Income.

For the period January 1, 2017 through May 7, 2017, the Company drew and subsequently repaid $20.0 million of the Company’s revolving credit line to fund operations. As of December 31, 2016, the Company had a total of $24.1 million outstanding on the Terminated Senior Secured Credit Facility and the total availability under the revolving credit loan facility was $79.7 million.

10. Income Taxes

The current and deferred federal and state income tax provision from continuing operations, are comprised of the following:

	December 31,
	2017	2016	2015
	(Amounts in Thousands)
Current
Federal	$5,782	$4,400	$2,743
State	1,069	908	528
Deferred
Federal	1,672	(1,147)	546
State	66	(167)	115

Provision for income taxes	$8,589	$3,994	$3,932

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The tax effects of certain temporary differences between the Company’s book and tax bases of assets and liabilities give rise to significant portions of the deferred income tax assets at December 31, 2017 and 2016. The deferred tax assets consisted of the following:

	December 31,
	2017	2016
	(Amounts in Thousands)
Deferred tax assets
Long-term
Accounts receivable allowances	$2,917	$2,960
Accrued compensation	1,919	2,733
Accrued workers’ compensation	3,274	4,854
Transaction costs	898	1,137
Reserves	47	169
Restructuring costs	293	718
Stock-based compensation	811	799
Other	138	524

Total long-term deferred tax assets	10,297	13,894
Deferred tax liabilities
Long-term
Goodwill and intangible assets	(7,301)	(9,506)
Property and equipment	(749)	(552)
Prepaid insurance	(359)	(478)
Other	(1)	(3)

Total long-term deferred tax liabilities	(8,410)	(10,539)

Valuation allowance	(286)	—

Total net deferred tax assets	$1,601	$3,355

Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income in making this assessment.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

A reconciliation for continuing operation of the statutory federal tax rate of 35.0%, 35.0% and 34.5% and to the effective income tax rate, for the years ended December 31, 2017, 2016, and 2015, is summarized as follows:

	December 31,
	2017	2016	2015
Federal income tax at statutory rate	35.0%	35.0%	34.5%
State and local taxes, net of federal benefit	5.1	5.2	5.2
Jobs tax credits, net	(6.1)	(15.8)	(11.1)
Nondeductible permanent items	0.4	0.9	0.5
2017 Tax Reform Act, deferred tax assets rate changes	5.3	—	—
Other	(0.7)	(0.2)	(3.4)

Effective income tax rate	39.0%	25.1%	25.7%

In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Job Act,” (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. Additional work is necessary for a more detailed analysis of our deferred tax assets and liabilities as well as potential correlative adjustments. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed.

The Company is subject to taxation in the jurisdictions in which it operates. The Company continues to remain subject to examination by U.S. federal authorities for the years 2014 through 2017 and for various state authorities for the years 2013 through 2017.

At December 31, 2017 and 2016, the Company did not have any unrecognized tax benefits under ASC Topic 740.

11. Stock Options and Restricted Stock Awards

The Board approved the 2017 Omnibus Incentive Plan (“the 2017 Plan”) as of April 27, 2017, which was approved by our shareholders on June 14, 2017. The 2017 Plan was intended to replace our existing incentive compensation plan, the 2009 Stock Incentive Plan. Outstanding awards under the 2009 Plan will continue to be governed by the 2009 Plan and the agreements under which they were granted. The 2009 Plan authorized the issuance of up to 1,500,000 shares of the Company’s stock.

The 2017 Plan, like the 2009 Plan, allows us to grant performance-based incentive awards and equity-based awards (each an “Award”) to eligible employees, directors and consultants in the form of Stock Options, Stock Appreciation Rights, Restricted Stock, Deferred Stock Units/Restricted Stock Units, Other Stock Units or Performance Awards. The Board believes that the 2017 Plan is necessary to continue the Company’s effectiveness in attracting, motivating and retaining employees, directors and consultants with appropriate experience and to increase the grantees’ alignment of interest with the shareholders.

Under the 2017 Plan, Awards may be made in shares of our common stock. Subject to adjustment as provided by the terms of the 2017 Plan, the maximum aggregate number of shares of common stock with respect to which awards may be granted under the 2017 Plan will be 1,182,270, less the number of shares subject to

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

awards that are granted pursuant to the 2009 Plan after March 31, 2017. The aggregate awards granted during any calendar year to any single Participant cannot exceed (i) 500,000 shares subject to stock options or stock appreciation rights (“SARs”) or (ii) 300,000 shares subject to Awards denominated in shares of common stock (whether or not settled in common stock). These individual annual limitations are cumulative in that any shares of common stock or cash for which Awards are permitted to be granted to a Participant during a fiscal year are not covered by an Award in that fiscal year, the number of shares of common stock will automatically increase in the subsequent fiscal years during the term of the 2017 Plan until the earlier of the time the increase has been granted to the Participant, or the end of the third fiscal year following the year to which such increase relates.

Any shares of common stock subject to an Award under the 2017 Plan that are forfeited, canceled, settled in cash or otherwise terminated without a distribution of shares to a participant, or that are delivered by attestation or withheld by the Company in connection with an option exercise or the payment of any required income tax withholding upon an option exercise or the vesting of restricted stock, will be deemed available for Awards under the 2017 Plan. Additionally, any shares of common stock subject to an Award under the 2009 Plan that are forfeited, canceled, settled in cash or otherwise terminated without a distribution of shares to a participant, or that are delivered by attestation or withheld by the Company in connection with an option exercise or the payment of any required income tax withholding upon an option exercise or the vesting of restricted stock, will be deemed available for Awards under the 2017 Plan.

Stock options were awarded with a strike price at the fair market value equal to the closing price of our common stock on the date of grant for both the 2009 and 2017 Plans. Options granted under the 2009 and 2017 Plans typically vest over a service period ranging from three to four years and expire ten years from the date of grant. Restricted shares granted under the 2009 and 2017 Plans typically vest over a service period ranging from one to four years and expire ten years from date of grant.

The exercise price of stock options outstanding on December 31, 2017 range from $4.62 to $34.85. Restricted stock awards are full-value awards. There were 1.1 million shares available for grant under the 2017 Plan at December 31, 2017.

Stock Options

A summary of stock option activity and weighted average exercise price is as follows:

	For The Year Ended December 31,
	2017
	Options (Amounts in Thousands)	Weighted Average Exercise Price
Outstanding, beginning of period	405	$19.71
Granted	154	34.32
Exercised	(51)	22.60
Forfeited/Cancelled	(29)	23.61

Outstanding, end of period	479	$23.91

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The weighted-average estimated fair value of employee stock options granted as calculated using the Black-Scholes Option Pricing Model in 2017 and the Enhanced Hull-White Trinomial Model in 2016 and 2015, and the related assumptions follow:

	For the Year Ended December 31,
	2017	2016	2015
	Grants	Grants	Grants
Weighted average fair value	$12.97	$9.32	$9.18
Risk-free discount rate	1.67% - 1.85%	1.70% - 2.02%	2.29%
Expected life	3.6 - 4.2 years	8.20 years	8.20 years
Dividend yield	—	—	—
Volatility	47%	47%	47%
Expected turn-over rate	N/A	2%	2%
Expected exercise multiple	N/A	2.2	2.2

Stock option compensation expense totaled $1.1 million, $0.6 million and $0.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, there was $2.9 million of total unrecognized compensation cost that is expected to be recognized over a weighted average period of 2.4 years.

The intrinsic value of vested and outstanding stock options was $2.0 million and $3.2 million as of December 31, 2017.

As of December 31, 2017, there were 113,044 and 365,526 shares of stock options vested and unvested respectively.

The intrinsic value of stock options exercised during the year ended December 31, 2017, 2016 and 2015 was $0.5 million, $3.9 million and $0.9 million, respectively.

Restricted Stock Awards

The following table summarizes the status of unvested restricted stock awards outstanding at December 31, 2017:

	For The Year Ended December 31,
	2017
	Restricted Stock Awards (Amounts in Thousands)	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, beginning of period	103	$20.84
Awarded	90	34.60
Vested	(35)	21.07
Forfeited	(15)	22.79

Unvested restricted stock awards, end of period	143	$29.30

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The fair market value of restricted stock awards that vested during the year ended December 31, 2017 was $1.0 million.

Restricted stock award compensation expense totaled $1.4 million, $0.5 million and $0.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, there was $3.0 million of total unrecognized compensation costs that are expected to be recognized over a weighted average period of 2.1 years.

12. Operating Leases

The Company leases its branch office space under various operating leases that expire at various dates through 2025. In addition to rent, the Company is typically responsible for taxes, maintenance, insurance and common area costs. A number of the office leases also contain escalation and renewal option clauses. Total rent expense on these office leases was $2.5 million, $2.9 million and $3.0 million for the years ended December 31, 2017, 2016, and 2015, respectively.

The Company entered into a 132 month lease with a third party for approximately 59,000 square feet (unaudited) of office space in Downers Grove, IL for a support center. The Company assumed occupancy in May 2014. Rental expense relating to this lease amounted to $0.8 million, $0.8 million and $0.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. In the second quarter of 2016, the contact center contained within the Downers Grove support center closed. As a result, approximately 21,000 square feet (unaudited) of the office space in Downers Grove is unused by the Company. Effective August 1, 2017, the Company subleased the office space to a third party. Additionally, the Company entered into a 64 month lease with a third party for approximately 27,000 square feet (unaudited) of office space in Frisco, Texas which also serves as an additional support center. The Company assumed occupancy in July 2016. Rental expense relating to this lease amounted to $0.7 million and $0.2 million for the years ended December 31, 2017 and 2016, respectively.

During 2011, the Company entered into a lease for its telecom system under a five year operating lease that expired in June 2016. Total expense on the telecom lease was $0.5 million and $0.6 million for the years ended December 31, 2016 and 2015, respectively. In 2016, the Company decided to retain the leased telecom system by entering into a capital lease agreement for the fair value of the equipment as described in Note 9.

The following is a schedule of the future minimum payments, exclusive of taxes and other operating expenses, required under the Company’s operating leases. The payments owed with respect to the approximately 21,000 square feet (unaudited) of subleased space in Downers Grove of $2.0 million have been included in the table below because the Company remains liable for payments in the event that the sublessee does not make the required payment to the landlord.

Rent (Amount in Thousands)
2018	$3,155
2019	2,565
2020	1,948
2021	1,414
2022	981
Thereafter	2,237

Total	$12,300

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

13. Employee Benefit Plans

The Company’s 401(k) Retirement Plan covers all non-union employees. The 401(k) plan is a defined contribution plan that provides for matching contributions by the Company. Matching contributions are discretionary and subject to change by management. Under the provisions of the 401(k) plan, employees can contribute up to the maximum percentage and limits allowable under the Internal Revenue Code of 1986. The Company provided a matching contribution, equal to 6.0% of the employees’ contributions, totaling $44.0 thousand, $31.1 thousand and $33.5 thousand for the years ended December 31, 2017, 2016 and 2015, respectively.

14. Commitments and Contingencies

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

Approximately 60.4% of the Company’s total employees are represented by labor unions. A substantial percentage of the Company’s workforce is represented by the Service Employees International Union (“SEIU”). The Company has a national agreement with the SEIU. Wages and benefits are negotiated at the local level at various times throughout the year. These negotiations are often initiated when the Company receives increases in hourly rates from various state agencies. Upon expiration of these collective bargaining agreements, the Company may not be able to negotiate labor agreements on satisfactory terms with these labor unions.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

15. Severance and Restructuring

In 2016, the Company initiated steps to streamline its operations. The Company incurred total expenses related to these initiatives of approximately $1.7 million and $8.0 million for the years ended December 31, 2017 and 2016, respectively. These costs are included in general and administrative expenses on the Consolidated Statements of Income. The expenses recorded for the year ended December 31, 2017 primarily includes costs related to terminated employees, fees related to the termination of professional services relationships, other contract termination costs and asset write-offs. The expenses recorded for the year ended December 31, 2016 included costs related to terminated employees and other direct costs associated with implementing these initiatives including contract termination costs, accelerated depreciation and asset write-offs. The Company expects some additional restructuring and other costs to occur, however, the amount and timing cannot be determined at this time.

The following provides the components of and changes in our severance and restructuring accruals:

	Employee Termination Costs	Restructuring and Other
	(Amounts in Thousands)
Balance at December 31, 2015	$—	$—
Provision	3,230	4,786
Utilization	(1,904)	(3,000)

Balance at December 31, 2016	1,326	1,786

Provision	1,038	627
Utilization	(1,802)	(1,336)

Balance at December 31, 2017	$562	$1,077

Employee termination costs represent accrued severance payable to terminated employees with employment and/or separation agreements with the Company. For the year ended December 31, 2017, employee termination costs resulted mainly from changes made to the management team made during the year. For the year ended December 31, 2016, employee termination costs resulted mainly from the closure of the contact center and other changes made to the executive leadership team made during the year. The remaining accruals as of December 31, 2017 are expected to be paid through January 2019.

Restructuring and other costs for the year ended December 31, 2017 primarily consisted of fees for the termination of professional services relationships, other contract termination costs and asset write-offs. For the year ended December 31, 2016, restructuring and other costs consisted of costs related to lease commitments and write-offs of leasehold improvements and property and equipment resulting from the closure of three adult day services centers in Illinois and for unused contact center office space, costs related to a discontinued internally developed software product and fees for the termination of various contracts with outside vendors.

The aforementioned accruals are included in accrued expenses on the Consolidated Balance Sheets and the aforementioned expenses are included in general and administrative expenses on the Consolidated Statements of Income.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

16. Significant Payors

For 2017, 2016 and 2015, our revenue mix by payor type was as follows:

	Year Ended December 31,
	2017	2016	2015
State, local and other governmental programs	64.2%	70.4%	77.7%
Managed care organizations	33.1	26.1	18.3
Private pay	2.1	2.4	3.0
Commercial insurance	0.6	1.1	1.0

	100.0%	100.0%	100.0%

The Company derives a significant amount of its net service revenues from its operations in Illinois, New York and New Mexico. The percentages of total revenue for each of these significant states for 2017, 2016 and 2015 were as follows:

	% of Total Revenue for the
	Years Ended December, 31
State	2017	2016	2015
Illinois	52.6%	53.6%	59.5%
New York	13.7	12.9	—
New Mexico	8.8	7.5	8.5

A substantial portion of the Company’s net service revenues and accounts receivables are derived from services performed for federal, state and local governmental agencies. The Illinois Department on Aging accounted for 36.6%, 42.1% and 48.8% of the Company’s net service revenues for 2017, 2016, and 2015, respectively.

The related receivables due from the Illinois Department on Aging represented 37.5% and 55.4% of the Company’s net accounts receivable at December 31, 2017 and 2016, respectively.

17. Concentration of Cash

Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash. The Company maintains cash with financial institutions which, at times, may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk on cash.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

18. Unaudited Summarized Quarterly Financial Information

The following is a summary of the Company’s unaudited quarterly results of operations:

	Year Ended December 31, 2017				Year Ended December 31, 2016
	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
	(Amounts and Shares in Thousands, Except Per Share Data)
Net service revenues	$111,958	$108,592	$103,559	$101,606	$103,657	$103,502	$100,927	$92,602
Gross profit	30,715	29,053	28,511	27,317	28,658	27,423	25,695	24,319
Operating income from continuing operations	7,550	5,807	5,921	6,961	7,693	2,495	4,394	653
Net income from continuing operations	3,094	3,408	2,700	4,259	7,471	1,699	2,600	157
Earnings from discontinued operations	147	—	—	—	97	—	—	—
Net income	$3,241	$3,408	$2,700	$4,259	$7,568	$1,699	$2,600	$157

Average shares outstanding:
Basic	11,488	11,486	11,470	11,434	11,383	11,367	11,361	11,022
Diluted	11,638	11,631	11,622	11,581	11,494	11,417	11,385	11,178
Income per common share:
Basic
Continuing operations	$0.27	$0.30	$0.24	$0.37	$0.66	$0.15	$0.23	$0.01
Discontinued operations	0.01	—	—	—	0.01	—	—	—

Basic net income per share	$0.28	$0.30	$0.24	$0.37	$0.67	$0.15	$0.23	$0.01

Diluted net income per share
Continuing operations	$0.27	$0.29	$0.23	$0.37	$0.65	$0.15	$0.23	$0.01
Discontinued operations	0.01	—	—	—	0.01	—	—	—

Diluted net income per share	$0.28	$0.29	$0.23	$0.37	$0.66	$0.15	$0.23	$0.01

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

19. Subsequent Events

On January 1, 2018, the Company entered into an Asset Purchase Agreement with LifeStyle Options, Inc. (“LifeStyle”) pursuant to which the Company acquired substantially all of the assets of LifeStyle for approximately $3.4 million in order to expand private pay services in Illinois.

On February 27, 2018, the Company entered into a purchase agreement to acquire Ambercare Corporation, Inc. (Ambercare) for approximately $40.0 million to expand in the State of New Mexico. Addus expects to complete the transaction in the second quarter of 2018, subject to the usual closing conditions, with funding through the delayed draw term loan portion of its credit facility.

VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE II

(Amounts In Thousands)

Allowance for doubtful accounts	Balance at beginning of period	Additions/ charges	Deductions*	Balance at end of period
Year ended December 31, 2017
Allowance for doubtful accounts	$7,363	8,259	5,085	$10,537
Year ended December 31, 2016
Allowance for doubtful accounts	$4,850	7,373	4,860	$7,363
Year ended December 31, 2015
Allowance for doubtful accounts	$3,881	4,309	3,340	$4,850

*	Write-offs, net of recoveries