Form 10-Q
period 2018-03-31
Addus HomeCare Corp
filed 2018-05-09
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Common Stock $0.001 par value

Shares outstanding at April 30, 2018: 11,692,354

ADDUS HOMECARE CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2018 and December 31, 2017

(Amounts and Shares in Thousands, Except Per Share Data)

	(Unaudited)	(Audited)
	March 31, 2018	December 31, 2017
Assets

Current assets
Cash	$63,406	$53,754
Accounts receivable, net	83,771	88,952
Prepaid expenses and other current assets	7,250	8,379

Total current assets	154,427	151,085

Property and equipment, net of accumulated depreciation and amortization	7,384	7,489

Other assets
Goodwill	93,090	90,339
Intangibles, net of accumulated amortization	16,480	16,596
Deferred tax assets, net	1,472	1,601

Total other assets	111,042	108,536

Total assets	$272,853	$267,110

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$6,468	$4,271
Current portion of long-term debt, net of debt issuance costs	2,761	3,099
Accrued expenses	42,153	44,354

Total current liabilities	51,382	51,724

Long-term liabilities
Contingent earn-out obligation	847	—
Long-term debt, less current portion, net of debt issuance costs	39,396	39,860
Other long-term liabilities	407	446

Total long-term liabilities	40,650	40,306

Total liabilities	$92,032	$92,030

Stockholders’ equity
Common stock—$.001 par value; 40,000 authorized and 11,691 and 11,632 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	$12	$12
Additional paid-in capital	96,846	95,963
Retained earnings	83,963	79,105

Total stockholders’ equity	180,821	175,080

Total liabilities and stockholders’ equity	$272,853	$267,110

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2018 and 2017

(Amounts and Shares in Thousands, Except Per Share Data)

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Net service revenues	$109,448	$101,606
Cost of service revenues	81,543	74,289

Gross profit	27,905	27,317
General and administrative expenses	21,459	18,873
Gain on sale of assets	—	(2,065)
Provision for doubtful accounts	78	2,032
Depreciation and amortization	1,807	1,516

Total operating expenses	23,344	20,356

Operating income	4,561	6,961

Interest income	(2,322)	(7)
Interest expense	910	651

Total interest (income) expense, net	(1,412)	644
Other income	—	57

Income before income taxes	5,973	6,374
Income tax expense	1,115	2,115

Net income	$4,858	$4,259

Net income per common share
Basic income per share	0.42	$0.37
Diluted income per share	0.42	$0.37
Weighted average number of common shares and potential common shares outstanding:
Basic	11,502	11,434
Diluted	11,696	11,581

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2018

(Amounts and Shares in Thousands)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2017	11,632	$12	$95,963	$79,105	$175,080
Issuance of shares of common stock under restricted stock award agreements	60	—	—	—	—
Forfeiture of shares of common stock under restricted stock award agreements	(2)	—	—	—	—
Stock-based compensation	—	—	859	—	859
Shares issued for exercise of stock options	1	—	24	—	24
Net income	—	—	—	4,858	4,858

Balance at March 31, 2018	11,691	$12	$96,846	$83,963	$180,821

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2018 and 2017

(Amounts in Thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$4,858	$4,259
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	1,807	1,516
Deferred income taxes	129	—
Stock-based compensation	859	427
Amortization of debt issuance costs under the terminated credit facility	—	79
Amortization of debt issuance costs under the new credit facility	147	—
Provision for doubtful accounts	78	2,032
Gain on sale of assets	—	(2,065)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	5,627	(1,207)
Prepaid expenses and other current assets	1,161	2,005
Accounts payable	2,092	967
Accrued expenses and other long-term liabilities	(2,482)	1,602

Net cash provided by operating activities	14,276	9,615

Cash flows from investing activities:
Proceeds from the sale of assets	—	2,400
Acquisitions of businesses, net of cash acquired	(3,283)	—
Purchases of property and equipment	(416)	(1,162)

Net cash (used in) provided by investing activities	(3,699)	1,238

Cash flows from financing activities:
Borrowings on revolver—terminated credit facility	—	20,000
Payments on revolver—terminated credit facility	—	(20,000)
Payments on term loan—new credit facility	(563)	—
Payments on term loan—terminated credit facility	—	(313)
Payments for debt issuance costs under the new credit facility	(18)	—
Payments on capital lease obligations	(368)	(351)
Cash received from exercise of stock options	24	954

Net cash (used in) provided by financing activities	(925)	290

Net change in cash	9,652	11,143
Cash, at beginning of period	53,754	8,013

Cash, at end of period	$63,406	$19,156

Supplemental disclosures of cash flow information:
Cash paid for interest	$766	$656
Cash paid for income taxes	1,187	82
Supplemental disclosures of non-cash investing and financing activities:
Contingent and deferred consideration accrued for acquisition	$847	$—

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation and Description of Business

The Unaudited Condensed Consolidated Financial Statements include the accounts of Addus HomeCare Corporation (“Holdings”) and its subsidiaries (together with Holdings, the “Company,” “we,” “us,” or “our”). The Company operates as one reportable business segment and is a provider of comprehensive personal care services, which are provided principally in the home. The Company’s personal care services provide assistance with activities of daily living. The Company’s consumers are primarily persons who are at risk of hospitalization or institutionalization, such as the elderly, chronically ill and disabled. The Company’s payor clients include federal, state and local governmental agencies, managed care organizations, commercial insurers and private individuals. As of March 31, 2018, the Company provided personal care services to over 34,000 consumers in 23 states through 115 offices.

Principles of Consolidation

All intercompany balances and transactions have been eliminated in consolidation.

The Company used the cost method to account for its investments in joint ventures in which it owned 10% equity interests. The Company sold such investments on October 1, 2017 (see Note 2).

Revenue Recognition

On January 1, 2018, the Company adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (“ASC 606”) which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The Company adopted the standard using the modified retrospective approach and did not record a cumulative catch-up adjustment as the timing and measurement of revenue for the Company’s customers is similar to its prior revenue recognition model. However, the majority of what historically was classified as provision for doubtful accounts expense under operating expenses is now treated as an implicit price concession factored into net service revenues.

The Company’s net service revenue is generated from providing services directly to consumers under contracts with federal, state and local governmental agencies, managed care organizations, commercial insurers and private consumers. Generally, these contracts, which are negotiated based on current contracting practices as appropriate for the payor, establish the terms of a customer relationship and set the broad range of terms for services to be performed at a stated rate. However, the contracts do not give rise to rights and obligations until an order is placed with the Company. When an order is placed, it creates the performance obligation to provide a defined quantity of service hours, or authorized hours, per client. The Company satisfies its performance obligations over time, given that consumers simultaneously receive and consume the benefits provided by the Company as the services are performed. As the Company has a right to consideration from customers commensurate with the value provided to customers from the performance completed over a given invoice period, the Company has elected to use the practical expedient for measuring progress toward satisfaction of performance obligations and recognizes patient service revenue in the amount to which the Company has a right to invoice.

Allowance for Doubtful Accounts

In 2017, the Company established its allowance for doubtful accounts to the extent it was probable that a portion or all of a particular account will not be collected. The Company established its provision for doubtful accounts primarily by reviewing the creditworthiness of significant customers and through evaluations over the collectability of the receivables. An allowance for doubtful accounts was maintained at a level that the Company’s management believed was sufficient to cover potential losses.

In 2018, subsequent adjustments that are determined to be the result of an adverse change in the payor’s ability to pay are recognized as bad debt expense due to the adoption of ASC 606-10. The Company recorded $2.0 million as a reduction to revenue that would have been recorded as bad debt expense over the three months ended March 31, 2017.

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

Goodwill

The Company’s carrying value of goodwill is the excess of the purchase price over the fair value of the net assets acquired from various acquisitions including the acquisition of Addus HealthCare, Inc. (“Addus HealthCare”). In accordance with ASC Topic 350, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are not amortized. The Company tests goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. The Company may use a qualitative test, known as “Step 0,” or a two-step quantitative method to determine whether impairment has occurred. In Step 0, the Company can elect to perform an optional qualitative analysis and based on the results skip the two-step analysis. In 2017, the Company elected to implement Step 0 and was not required to conduct the remaining two-step analysis. The results of the Company’s Step 0 assessments indicated that it was more likely than not that the fair value of its reporting unit exceeded its carrying value and therefore the Company concluded that there were no impairments for the year ended December 31, 2017. No impairment charges were recorded for the three months ended March 31, 2018 or 2017.

Intangible Assets

The Company’s identifiable intangible assets consist of customer and referral relationships, trade names, trademarks and non-competition agreements. Amortization is computed using straight-line and accelerated methods based upon the estimated useful lives of the respective assets, which range from two to twenty-five years.

Intangible assets with finite lives are amortized using the estimated economic benefit method over the useful life and assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company would recognize an impairment loss when the estimated future non-discounted cash flows associated with the intangible asset is less than the carrying value. An impairment charge would then be recorded for the excess of the carrying value over the fair value. The Company estimates the fair value of these intangible assets using the income approach. No impairment charge was recorded for the three months ended March 31, 2018 and 2017.

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

Debt Issuance Costs

The Company amortizes debt issuance costs on a straight-line method over the term of the related debt. This method approximates the effective interest method. The Company has classified the debt issuance costs as current portion of long-term debt or long-term debt, less current portion as of March 31, 2018 and December 31, 2017.

Workers’ Compensation Program

The Company’s workers’ compensation insurance program has a $0.4 million deductible component. The Company recognizes its obligations associated with this program in the period the claim is incurred. The cost of both the claims reported and claims incurred but not reported, up to the deductible, have been accrued based on historical claims experience, industry statistics and an actuarial analysis performed by an independent third party. The Company monitors its claims quarterly and adjusts its reserves accordingly. These costs are recorded primarily as the cost of services on the Unaudited Condensed Consolidated Statements of Income. As of March 31, 2018 and December 31, 2017, the Company recorded $13.6 million and $12.6 million, respectively, in accrued workers’ compensation insurance. The accrued workers’ compensation insurance is included in accrued expenses on the Company’s Unaudited Condensed Consolidated Balance Sheets. As of March 31, 2018 and December 31, 2017, the Company recorded $1.2 million and $0.5 million, respectively, in workers’ compensation insurance recovery receivables. The workers’ compensation insurance recovery receivable is included in prepaid expenses and other current assets on the Company’s Unaudited Condensed Consolidated Balance Sheets.

Interest Income

Illinois law entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. The Company accounted for the interest income in accordance with ASC 606. The amount and intent of the State of Illinois to provide payment was not certain, as such, the interest income was recognized when the State of Illinois approved a prompt payment interest penalty during the three months ended March 31, 2018, removing the constraint related to the amount and intent to pay the prompt payment interest. For the three months ended March 31, 2018, the Company received $2.3 million in prompt payment interest and reported it in its Unaudited Condensed Consolidated Statements of Income as interest income. While the Company may be owed additional prompt payment interest, the amount, timing, and intent to provide receipt of such payments remains uncertain, and the Company will continue to recognize prompt payment interest income upon satisfaction of these constraints.

Interest Expense

The Company’s interest expense consists of interest and unused credit line fees on its credit facilities, interest on its capital lease obligations, and amortization and write-off of debt issuance costs, which is reported in the statement of income when incurred.

Other Income

Other income consisted of income distributions received from investments in joint ventures. The Company accounted for this income in accordance with ASC Topic 325, “Investments—Other.” The Company recognized the net accumulated earnings only to the extent distributed by the joint ventures on the date received. The Company subsequently sold these equity investments on October 1, 2017 (see Note 2).

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

Stock-based Compensation

The Company currently has one stock incentive plan, the 2017 Omnibus Incentive Plan (the “2017 Plan”), under which new grants of stock-based employee compensation may be made. In addition, the Company has outstanding awards under its 2009 Stock Incentive Plan, as amended and restated. The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Stock Compensation.” Under the 2017 Plan, compensation expense is recognized on a straight-line basis over the vesting period of the equity awards based on the grant date fair value of the options and restricted stock awards. The Company uses the Black-Scholes Option Pricing Model to value the Company’s options. The determination of the fair value of stock-based payments utilizing the Black-Scholes Model is affected by the Company’s stock price and a number of assumptions, including expected volatility, risk-free interest rate, expected term, and expected dividends yield. Stock-based compensation expense was $0.9 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively.

Diluted Net Income Per Common Share

Diluted net income per common share, calculated on the treasury stock method, is based on the weighted average number of shares outstanding during the period. The Company’s outstanding securities that may potentially dilute the common stock are stock options and restricted stock awards.

Included in the Company’s calculation of diluted earnings per share for the three months ended March 31, 2018 were approximately 746,000 stock options outstanding, of which approximately 129,000 were dilutive. In addition, there were approximately 166,000 restricted stock awards outstanding 65,000 of which were dilutive for the three months ended March 31, 2018.

Included in the Company’s calculation of diluted earnings per share for the three months ended March 31, 2017 were approximately 470,000 stock options outstanding, of which approximately 96,000 were dilutive. In addition, there were approximately 143,000 restricted stock awards outstanding 50,000 of which were dilutive for the three months ended March 31, 2017.

Estimates

The financial statements are prepared by management in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) and include estimated amounts and certain disclosures based on assumptions about future events. The Company’s critical accounting estimates include the following areas: the implicit price concessions factored into net service revenues, allowance for doubtful accounts, reserve for self-insurance claims, accounting for stock-based compensation, accounting for income taxes, business combinations and when required, the quantitative assessment of goodwill. Actual results could differ from those estimates.

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

Going Concern

In connection with the preparation of the financial statements for the three months ended March 31, 2018 and 2017, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the entity’s ability to continue as a going concern within one year after the date of the issuance, or the date of availability, of the financial statements to be issued. The evaluation concluded that there did not appear to be evidence of substantial doubt of the entity’s ability to continue as a going concern.

Accounting Pronouncements

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This standard amends and adjusts how cash receipts and cash payments are presented and classified in the statement of cash flows. We adopted the standard on a retrospective basis on January 1, 2018. ASU 2016-15 did not have an impact on our Condensed Consolidated Statements of Cash Flows.

Reclassification of Prior Period Balances

Certain reclassifications have been made to prior period amounts to conform to the current-year presentation including the reporting of other long-term liabilities as a separate line item on the Unaudited Condensed Consolidated Balance Sheets and the reporting of the provision for doubtful accounts as a separate line item in the Unaudited Condensed Consolidated Statements of Income. These reclassifications have no effect on the reported net income.

2. Gain on Sale of Assets

On October 1, 2017, the Company sold its 10% membership interests in two joint ventures with LHC Group, Inc. (“LHCG”), which were previously reported as Investments in joint ventures on the Company’s Unaudited Condensed Consolidated Balance Sheets at March 31, 2017. The Company received proceeds of approximately $1.3 million and recorded a pre-tax gain of $0.4 million on the sale of its membership interest.

Given the Company’s focus on providing services to consumers in their homes, effective March 1, 2017, the Company ceased the adult day services business and completed its sale of substantially all of the assets used in three adult day services centers in Illinois. The Company received proceeds of approximately $2.4 million and recorded a pre-tax gain of $2.1 million on the sale of the three adult day services centers.

3. Acquisitions

Effective February 27, 2018, the Company entered into a definitive securities purchase agreement to acquire Ambercare Corporation (“Ambercare”) for approximately $40.0 million (not including purchase price credit given for an estimated $10.6 million in excess cash held by Ambercare at closing) to expand operations in the State of New Mexico. Addus expects to complete the transaction in the second quarter of 2018, subject to customary closing conditions, with funding through the delayed draw term loan portion of its credit facility.

Effective January 1, 2018, the Company acquired certain assets of LifeStyle Options, Inc. (“LifeStyle”) in order to expand private pay services in Illinois. The total consideration for the transaction was $4.1 million, comprised of $3.3 million in cash and $0.8 million, which has not yet been paid, representing the estimated fair value of contingent consideration, subject to the achievement of certain performance targets set forth in an earn-out agreement. The related acquisition costs, included in general and administrative expenses on the Company’s Unaudited Condensed Consolidated Statements of Income, were $48,000 and were expensed as incurred. The results of operations from this acquired entity are included in the Company’s Unaudited Condensed Consolidated Statements of Income from the date of the acquisition.

The Company’s acquisition of LifeStyle has been accounted for in accordance with ASC Topic 805, “Business Combinations,” and the resulting goodwill and other intangible assets was accounted for under ASC Topic 350, “Goodwill and Other Intangible Assets.” The acquisition was recorded at its fair value as of January 1, 2018. Under business combination accounting, the LifeStyle Purchase Price was $4.1 million and was allocated to LifeStyle’s net tangible and identifiable intangible assets based on their estimated fair values. Based upon management’s valuation, which is preliminary and subject to completion of working capital adjustments, the total purchase price has been allocated as follows:

Total (Amounts in Thousands)
Goodwill	$2,751
Identifiable intangible assets	1,152
Accounts receivable	524
Other assets	32
Property and equipment	18
Accrued liabilities	(242)
Accounts payable	(105)

Total purchase price allocation	$4,130

Management’s assessment of qualitative factors affecting goodwill for LifeStyle includes: estimates of market share at the date of purchase; ability to grow in the market; synergy with existing Company operations; and, the presence of managed care payors in the market.

Identifiable intangible assets acquired consist of trade name and customer relationships (see Note 1 for estimated useful lives of the Company’s identifiable intangible assets). The estimated fair value of identifiable intangible assets was determined, using Level 3 inputs as defined under ASC Topic 820, with the assistance of a valuation specialist. It is anticipated that the goodwill and intangible assets acquired are deductible for tax purposes.

The LifeStyle acquisition accounted for $1.5 million of net service revenues and $12,000 of net income for the three months ended March 31, 2018.

Effective October 1, 2017, the Company acquired certain assets of Community Partnered Resources, Inc. d/b/a Sun Cities Caregivers and d/b/a Sun Cities Homecare (“Sun Cities”), in the State of Arizona, to enhance operations in a target market. The total consideration for the transaction was comprised of $2.3 million in cash. The related acquisition costs, included in general and administrative expenses on the Company’s Unaudited Condensed Consolidated Statements of Income, were $0.2 million and were expensed as incurred. The results of operations from this acquired entity are included in the Company’s Unaudited Condensed Consolidated Statements of Income from the date of the acquisition.

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

Management’s assessment of qualitative factors affecting goodwill for Sun Cities includes: estimates of market share at the date of purchase; ability to grow in the market; synergy with existing Company operations; and, the presence of managed care payors in the market.

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

The Sun Cities acquisition accounted for $0.5 million of net service revenues and $17,000 of net income for the three months ended March 31, 2018.

On April 24, 2017, the Company entered into a definitive securities purchase agreement with HB Management Group, Inc. to purchase Options Services, Inc. d/b/a Options Home Care (“Options Home Care”). On August 1, 2017, the Company completed its acquisition of all the outstanding securities of Options Home Care for a total purchase price of $22.6 million (the “Options Purchase Price”). Options Home Care is a provider of personal care services in more than 20 counties in New Mexico and the acquisition expands the footprint of the Company’s existing operations in the state. The related acquisition costs, included in general and administrative expenses on the Company’s Unaudited Condensed Consolidated Statements of Income, were $0.8 million and were expensed as incurred. The results of Options Home Care are included on the Company’s Unaudited Condensed Consolidated Statements of Income from the date of the acquisition.

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

Management’s assessment of qualitative factors affecting goodwill for Options Home Care includes: estimates of market share at the date of purchase; ability to grow in the market; synergy with existing Company operations; and, the presence of managed care payors in the market.

Identifiable intangible assets acquired consist of trade name and customer relationships (see Note 1 for estimated useful lives of the Company’s identifiable intangible assets). The estimated fair value of identifiable intangible assets was determined with the assistance of a valuation specialist. The goodwill and intangible assets acquired are deductible for tax purposes.

The Options Home Care acquisition accounted for $4.5 million of net service revenues and $0.2 million of net income for the three months ended March 31, 2018.

The following table contains unaudited pro forma condensed consolidated income statement information of the Company had the acquisition of LifeStyle, Sun Cities and Options Home Care closed on January 1, 2017.

	For the Three Months Ended March 31, (Amounts in Thousands)
	2018	2017
Net service revenues	$109,448	$109,192
Operating income	4,728	7,329
Net income	5,024	4,583
Net income per common share

Basic income per share	$0.44	$0.40

Diluted income per share	$0.43	$0.40

The pro forma disclosures in the table above include adjustments for amortization of intangible assets, tax expense and acquisition costs to reflect results that are more representative of the combined results of the transactions as if LifeStyle, Sun Cities and Options Home Care had been acquired effective January 1, 2017. This pro forma information is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred. In addition, future results may vary significantly from the results reflected in the pro forma information. The unaudited pro forma financial information does not reflect the impact of future events that may occur after the acquisition, such as anticipated cost savings from operating synergies.

4. Goodwill and Intangible Assets

A summary of the goodwill activity for the three months ended March 31, 2018 is provided below:

Goodwill (Amounts in Thousands)
Goodwill, at December 31, 2017	$90,339
Additions for acquisitions	2,751

Goodwill, at March 31, 2018	$93,090

The Company’s identifiable intangible assets consist of customer and referral relationships, trade names, trademarks and non-competition agreements. Amortization is computed using straight-line and accelerated methods based upon the estimated useful lives of the respective assets, which range from two to twenty-five years.

The carrying amount and accumulated amortization of each identifiable intangible asset category consisted of the following as of March 31, 2018 and December 31, 2017:

	Customer and referral relationships	Trade names and trademarks	Non- competition agreements	Total
	(Amounts in Thousands)
Gross balance at December 31, 2017	$39,017	$14,641	$2,155	$55,813
Accumulated amortization	(29,147)	(8,198)	(1,872)	(39,217)

Net Balance at December 31, 2017	9,870	6,443	283	16,596

Gross balance at January 1, 2018	39,017	14,641	2,155	55,813
Additions for acquisitions	533	619	—	1,152
Accumulated amortization	(29,859)	(8,726)	(1,900)	(40,485)

Net Balance at March 31, 2018	$9,691	$6,534	$255	$16,480

Amortization expense related to the identifiable intangible assets amounted to $1.3 million and $1.0 million for the three months ended March 31, 2018 and 2017, respectively. Goodwill is not amortized pursuant to ASC Topic 350.

5. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consisted of the following:

	March 31, 2018	December 31, 2017
	(Amounts in Thousands)
Prepaid health insurance	$1,393	$2,901
Prepaid workers’ compensation and liability insurance	837	1,332
Prepaid rent	501	555
Workers’ compensation insurance receivable	1,219	543
Other	3,300	3,048

	$7,250	$8,379

Accrued expenses consisted of the following:

	March 31, 2018	December 31, 2017
	(Amounts in Thousands)
Accrued payroll	$20,012	$19,783
Accrued workers’ compensation insurance	13,599	12,574
Accrued health insurance (1)	3,163	6,471
Accrued payroll taxes	1,309	1,065
Accrued professional fees	1,105	1,312
Accrued severance	506	562
Accrued restructuring (2)	1,055	1,077
Other	1,404	1,510

	$42,153	$44,354

(1)	The Company provides health insurance coverage to qualified union employees providing personal care services in Illinois through a Taft-Hartley multi-employer health and welfare plan under Section 302(c)(5) of the Labor Management Relations Act of 1947. The Company’s insurance contributions equal the amount reimbursed by the State of Illinois. Contributions are due within five business days from the date the funds are received from the State of Illinois. Amounts due of $1.2 million and $2.3 million for health insurance reimbursements and contributions were reflected in prepaid insurance and accrued insurance as of March 31, 2018 and December 31, 2017, respectively.
(2)	Accrued restructuring includes reserves for lease commitments related to the closure of three adult day services centers in Illinois during the third quarter of 2016.

6. Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2018	December 31, 2017
	(Amounts in Thousands)
Term loan under the new credit facility	$43,875	$44,438
Capital leases	634	1,002
Less unamortized issuance costs	(2,352)	(2,481)

Total	$42,157	$42,959
Less current maturities	(2,761)	(3,099)

Long-term debt	$39,396	$39,860

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

Effective October 1, 2016, the Company entered into a 25-month capital lease agreement for $0.6 million with Meridian Leasing Corporation. The capital lease was entered into to finance property and equipment for the Company’s telephone system. The underlying assets are included in “Property and equipment, net of accumulated depreciation and amortization” in the accompanying Unaudited Condensed Consolidated Balance Sheets. This capital lease obligation requires monthly payments through October 2018 and has an implicit interest rate of 11.1%. At the end of the term, the Company has the option to purchase the assets for $1 per lease agreement.

An analysis of the leased property under capital leases by major classes is as follows.

Classes of Property	Asset Balances at March 31, 2018 (Amounts in Thousands)
Leasehold improvements	$1,485
Furniture and equipment	868
Computer equipment	635
Computer software	303

Total	3,291

Less: accumulated depreciation	(1,467)

$1,824

The future minimum payments for capital leases as of March 31, 2018 are as follows:

Capital Lease (Amounts In Thousands)
2018	$636
2019	30

Total minimum lease payments	666
Less: amount representing estimated executory costs (such as taxes, maintenance and insurance), including profit thereon, included in total minimum lease payments	(21)

Net minimum lease payments	645
Less: amount representing interest (1)	(11)

Present value of net minimum lease payments (2)	$634

(1)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at lease inception.
(2)	Included in the balance sheet as $631,000 of the current portion of long-term debt and $3,000 of the long-term debt, less current portion.

Senior Secured Credit Facility

On May 8, 2017, the Company entered into a credit agreement (the “Credit Agreement”) to obtain a new credit facility with certain lenders and Capital One, N.A., as a lender and swing lender and as agent for all lenders. This new credit facility totals $250.0 million, replaces the Company’s previous senior secured credit facility totaling $125.0 million (“Terminated Senior Secured Credit Facility”, see description below for more details), and terminates the Second Amended and Restated Credit and Guaranty Agreement, dated as of November 10, 2015, as modified by the May 24, 2016 amendment (as amended, the “Terminated Senior Secured Credit Agreement”), between the Company, certain lenders and Fifth Third Bank, as agent, which evidenced the Terminated Senior Secured Credit Facility. The new credit facility includes a $125.0 million revolving loan, a $45.0 million term loan and an $80.0 million delayed draw term loan. The maturity of the new credit facility is five years, although the delayed draw term loan is only available until November 8, 2018. Under the terms of an accordion feature of the Credit Agreement, $100.0 million is also available for incremental term loans. Borrowings under the delayed draw term loans and the incremental term loans are limited to financing or refinancing Permitted Acquisitions (as defined in the Credit Agreement). The availability of additional draws under the revolving credit portion of the Company’s new credit facility is conditioned, among other things, upon (after giving effect to such draws) the ratio of Consolidated Total Indebtedness (as defined in the Credit Agreement), less subordinated indebtedness, to Consolidated Adjusted EBITDA (as defined in the Credit Agreement) not exceeding 4.25:1.00. In connection with the new credit facility, the Company incurred $2.9 million of debt issuance costs.

Addus HealthCare is the borrower, with its parent, Holdings, and substantially all of Holdings’ subsidiaries are guarantors under the new credit facility. The new credit facility is secured by a first priority security interest in all of the Company’s and the other credit parties’ current and future tangible and intangible assets, including the shares of stock of the borrower and subsidiaries.

Interest on the Company’s new credit facility may be payable at (x) the sum of (i) an applicable margin ranging from 1.50% to 2.25% based on the applicable senior leverage ratio plus (ii) a base rate equal to the greatest of (a) the rate of interest last quoted by The Wall Street Journal as the “prime rate,” (b) the sum of the federal funds rate plus a margin of 0.50% and (c) the sum of the adjusted LIBOR that would be applicable to a loan with an interest period of one month advanced on the applicable day (not to be less than 0.00%) plus a margin of 1.00% or (y) the sum of (i) an applicable margin ranging from 2.50% to 3.25% based on the applicable leverage ratio plus (ii) the offered rate per annum for the applicable interest period that appears on Reuters Screen LIBOR01 Page. Swing loans may not be LIBOR loans.

The Company pays a fee ranging from 0.25% to 0.50% based on the applicable leverage ratio times the unused portion of the revolving portion of the new credit facility.

As of March 31, 2018, the Company had a total of $43.9 million of term loans outstanding with an interest rate of 4.16% on the new credit facility and the total availability under the revolving credit loan facility was $111.3 million. As of December 31, 2017, the Company had a total of $44.4 million of term loans outstanding with an interest rate of 3.86% on the new credit facility and the total availability under the revolving credit loan facility was $105.1 million.

The Credit Agreement contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The Credit Agreement also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum fixed charge coverage ratio, a requirement to stay below a maximum senior leverage ratio and a requirement to stay below a maximum permitted amount of capital expenditures, as well as restrictions on guarantees, indebtedness, liens, investments and loans, subject to customary carve outs, a restriction on dividends (provided that Addus HealthCare may make distributions to the Company in an amount that does not exceed $5.0 million in any year absent of an event of default, plus limited exceptions for tax and administrative distributions), a restriction on the ability to consummate acquisitions in amounts exceeding $60.0 million individually and $80.0 million in the aggregate each year (in each case, without the consent of the lenders), restrictions on mergers, dispositions of assets, and affiliate transactions, and restrictions on fundamental changes and lines of business. As of March 31, 2018, the Company was in compliance with all of its Credit Agreement covenants.

Terminated Senior Secured Credit Facility

Prior to May 8, 2017, the Company was a party to the Terminated Senior Secured Credit Agreement with certain lenders and Fifth Third Bank, as agent and letters of credit issuer. The Terminated Senior Secured Credit Facility provided a $100.0 million revolving line of credit, a delayed draw term loan facility of up to $25.0 million and an uncommitted incremental term loan facility of up to $50.0 million, which was to expire on November 10, 2020 and included a $35.0 million sublimit for the issuance of letters of credit. Substantially all of the subsidiaries of Holdings were co-borrowers, and Holdings had guaranteed the borrowers’ obligations under the Terminated Senior Secured Credit Facility. The Terminated Senior Secured Credit Facility was secured by a first priority security interest in all of Holdings’ and the borrowers’ current and future tangible and intangible assets, including the shares of stock of the borrowers.

7. Income Taxes

A reconciliation of the statutory federal tax rate of 21.0% and 35.0% for the three months ended March 31, 2018 and 2017 is summarized as follows:

	Three Months Ended March 31,
	2018	2017
Federal income tax at statutory rate	21.0%	35.0%
State and local taxes, net of federal benefit	6.9	5.2
Jobs tax credits, net	(10.9)	(7.0)
Nondeductible permanent items	1.0	0.4
Other	0.7	(0.4)

Effective income tax rate	18.7%	33.2%

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“Tax Reform Act”). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35.0% to a flat 21.0% rate, effective January 1, 2018. The effective income tax rate was 18.7% and 33.2% for the three months ended March 31, 2018 and 2017, respectively. The difference between our federal statutory and effective income tax rates are principally due to the inclusion of state taxes and the use of federal employment tax credits. A provisional valuation allowance increased $0.1 million in the first quarter as a result of the elimination of a performance based equity exception in calculating the $1.0 million limitation for 162(m) under the Tax Reform Act.

8. Commitments and Contingencies

Legal Proceedings

From time to time, the Company is subject to legal and/or administrative proceedings incidental to its business. It is the opinion of management that the outcome of pending legal and/or administrative proceedings will not have a material effect on the Company’s Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statements of Income.

On January 20, 2016, the Company was served with a lawsuit filed in the United States District Court for the Northern District of Illinois against the Company and Cigna Corporation by Stop Illinois Marketing Fraud, LLC, a qui tam relator formed for the purpose of bringing this action. In the action, the plaintiff alleges, inter alia, violations of the federal False Claims Act relating primarily to allegations of violations of the federal Anti-Kickback Statute and allegedly improper referrals of patients from the Company’s home care division to the Company’s home health business, substantially all of which was sold in 2013. The plaintiff seeks to recover damages, fees and costs under the federal False Claims Act including treble damages, civil penalties and its attorneys’ fees. The U.S. government has declined to intervene at this time. Plaintiff amended its complaint on April 4, 2016 to include additional allegations in support of its False Claims Act claims, including alleged violations of the federal Anti-Kickback Statute. The Company and Cigna Corporation filed a motion to dismiss the amended complaint on June 6, 2016. On February 3, 2017, the Court granted Cigna Corporation’s motion to dismiss in full, and granted the Company’s motion to dismiss in part, allowing Plaintiff another chance to amend its complaint. Plaintiff timely filed a second amended complaint on March 10, 2017, withdrawing its conspiracy claim under the Federal False Claims Act and adding an explicit claim under the Illinois False Claims Act for the same underlying kickback allegations. On April 7, 2017, the Company filed a partial motion to dismiss the Second Amended Complaint. On May 24, 2017, the State of Illinois filed notice that it was declining to intervene in the plaintiff’s claim under the Illinois False Claims Act. On March 21, 2018, the Court granted the Company’s motion to dismiss the Second Amended Complaint in part and narrowed the lawsuit to whether the federal False Claims Act was violated with respect to home health services provided at three senior living facilities in Illinois. The Company intends to defend the litigation vigorously and believes the case will not have a material adverse effect on its business, financial condition or results of operations.

Employment Agreements

The Company has entered into employment agreements with certain members of senior management. The terms of these agreements are up to four years with the potential to auto-renew and include non-competition and nondisclosure provisions, as well as provide for defined severance payments in the event of termination.

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

9. Severance and Restructuring

In 2016, the Company initiated steps to streamline its operations. The Company incurred total expenses related to these initiatives of approximately $0.5 million and $0.9 million for the three months ended March 31, 2018 and 2017, respectively. These costs are included in general and administrative expenses on the Unaudited Condensed Consolidated Statements of Income. The expenses recorded for the three months ended March 31, 2018 included costs related to terminated employees and other professional fees. The expenses recorded for the three months ended March 31, 2017 included costs related to terminated employees. The Company expects some additional restructuring and other costs to occur, however, the amount and timing cannot be determined at this time.

The following provides the components of and changes in our severance and restructuring accruals:

	Employee Termination Costs	Restructuring and Other
	(Amounts in Thousands)
Balance at December 31, 2017	$562	$1,077
Provision	181	323
Utilization	(237)	(345)

Balance at March 31, 2018	$506	$1,055

Employee termination costs represent accrued severance payable to terminated employees with employment and/or separation agreements with the Company.

Restructuring and other costs consists of the accrual related to lease commitments and write-offs of leasehold improvements and unused office space and property and equipment resulting from the closure of three adult day services centers in Illinois.

The aforementioned accruals are included in Accrued Expenses on the Unaudited Condensed Consolidated Balance Sheets and the aforementioned expenses are included in General and Administrative Expenses on the Unaudited Condensed Consolidated Statements of Income.

10. Significant Payors

For the three months ended March 31, 2018 and 2017 the Company’s revenue mix by payor type was as follows:

	For the Three Months Ended March 31,
	2018		2017
	Amount (in Thousands)	% of Net Service Revenues	Amount (in Thousands)	% of Net Service Revenues
State, local and other governmental programs	$67,300	61.5%	$65,943	64.9%
Managed care organizations	37,830	34.6	32,825	32.3
Private pay	3,755	3.4	2,155	2.1
Commercial insurance	563	0.5	683	0.7

Total net service revenues	$109,448	100.0%	$101,606	100.0%

The Company derives a significant amount of its net service revenues from its operations in Illinois, New York and New Mexico. The percentages of total revenue for each of these significant states for the three months ended March 31, 2018 and 2017 were as follows:

	For the Three Months Ended March 31,
	2018		2017
	Amount (in Thousands)	% of Net Service Revenues	Amount (in Thousands)	% of Net Service Revenues
Illinois	$57,358	52.4%	$53,988	53.1%
New York	15,363	14.0	14,274	14.0
New Mexico	11,770	10.8	6,943	6.8
All other states	24,957	22.8	26,401	26.1

Total net service revenues	$109,448	100.0%	$101,606	100.0%

A substantial portion of the Company’s net service revenues and accounts receivable are derived from services performed for federal, state and local governmental agencies. The Illinois Department on Aging accounted for 36.6% and 36.5% of the Company’s net service revenues for the three months ended March 31, 2018 and 2017, respectively.

The related receivables due from the Illinois Department on Aging represented 30.1% and 37.5% of the Company’s net accounts receivable at March 31, 2018 and December 31, 2017, respectively.

11. Concentration of Cash

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash. The Company maintains cash with financial institutions which, at times, may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk on cash.

12. Subsequent Events

Effective February 27, 2018, the Company entered into a definitive securities purchase agreement to acquire Ambercare Corporation (“Ambercare”) for approximately $40.0 million (net of excess cash). The Company completed this acquisition on May 1, 2018. The Company funded this acquisition through the delayed draw term loan portion of its new credit facility.

On April 1, 2018, the Company completed an acquisition of certain assets of Arcadia Home Care & Staffing (“Arcadia”) for approximately $18.5 million. Arcadia provides home care services to approximately 2,300 consumers through 26 offices in 10 states. The Company funded this acquisition through the delayed draw term loan portion of its new credit facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements about our business and operations. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words like “believes,” “belief,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “would,” “should” and similar expressions are intended to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. These risks and uncertainties include, but are not limited to, the risks set forth in our filings with the Securities and Exchange Commission from time to time, including the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2017, filed on March 14, 2018. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on any forward-looking statement as a prediction of future events. We expressly disclaim any obligation or undertaking and we do not intend to release publicly any updates or changes in our expectations concerning the forward-looking statements or any changes in events, conditions or circumstances upon which any forward-looking statement may be based, except as required by law.

Overview

We operate as one business segment and are a provider of comprehensive personal care services, which are principally provided in the home. Our personal care services provide assistance with activities of daily living. Our consumers are primarily persons who are at risk of hospitalization or institutionalization, such as the elderly, chronically ill and disabled. Our payor clients include federal, state and local governmental agencies, managed care organizations, commercial insurers and private individuals. As of March 31, 2018, we provided personal care services to over 34,000 consumers in 23 states through 115 offices. For the three months ended March 31, 2018 and 2017, we served approximately 37,000 and 38,000 discrete customers, respectively.

A summary of our financial results for the three months ended March 31, 2018 and 2017 is provided in the table below:

	For the Three Months Ended March 31,
	2018	2017
	(Amounts in Thousands)
Net service revenues	$109,448	$101,606
Net income	4,858	4,259

Our services are principally provided in the home under agreements with federal, state and local government agencies. Our consumers are predominately “dual eligible,” meaning they are eligible to receive both Medicare and Medicaid benefits. The federal government permits states to initiate dual eligible demonstration programs and other managed Medicaid initiatives designed to coordinate the services provided through Medicare and Medicaid, with the overall objective of improving care quality and reducing costs. Managed care revenues accounted for 34.6% and 32.3% of our revenue mix during the three months ended March 31, 2018 and 2017, respectively.

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

Our services and model play a number of crucial roles in the overall healthcare continuum. By providing non-medical services in the home to the elderly and others who require long-term service and support with the activities of daily living, we can lower the cost of chronic and acute care treatment, in part by delaying or eliminating the need for care in more expensive settings. We also can reduce service duplication with traditional Medicare home health. In addition, we utilize home care aides to observe and report changes in the condition of our consumers for the purpose of early intervention in the disease process, with the goal of reducing the cost of medical services by preventing unnecessary emergency room visits and/or hospital admissions and re-admissions. We coordinate the services provided by our team with those of other healthcare agencies as appropriate. Changes in a consumer’s conditions are evaluated by appropriately trained managers and may result in a report to the consumer’s case manager at a managed care organization or other payor. Our model also is designed to improve consumer outcomes and satisfaction by providing care in the preferred setting of the home and by providing opportunities to improve the consumer’s conditions and allow early intervention as indicated.

We believe our model provides significant value to managed care organizations. With permission from the federal government, states are increasingly implementing managed care programs for Medicaid enrollees, with the result that managed care organizations are increasingly responsible for the healthcare needs and the related healthcare costs of our consumers. These managed care organizations have an economic incentive to better manage the healthcare expenditures of their membership, including the provision of care in lower cost settings and improving outcomes. We believe that our model is very well positioned to assist in meeting those challenges while also improving consumer satisfaction, and, as a result, we expect increased referrals from managed care organizations.

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

On January 1, 2018, we acquired certain assets of LifeStyle in order to expand private pay services in Illinois. The total consideration for the transaction was $4.1 million, comprised of $3.3 million in cash and an additional amount which has not yet been paid (of up to $1.0 million for which the estimated fair value is $0.8 million) based on the achievement of certain performance targets set forth in an earn-out agreement.

On February 27, 2018, we entered into a stock purchase agreement to acquire all of the issued and outstanding stock of Ambercare for approximately $40.0 million (net of excess cash) to expand in the State of New Mexico. We completed this acquisition May 1, 2018. We funded this acquisition through the delayed draw term loan portion of our new credit facility.

On April 1, 2018, we completed an acquisition of certain assets of Arcadia for approximately $18.5 million. Arcadia provides home care services to approximately 2,300 consumers through 26 offices in 10 states. We funded this acquisition through the delayed draw term loan portion of our new credit facility.

Business

As of March 31, 2018, we provided personal care services in 23 states through 115 offices.

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

For the three months ended March 31, 2018 and 2017 our revenue mix by payor type was as follows:

	For the Three Months Ended March 31,
	2018		2017
	Amount (in Thousands)	% of Net Service Revenues	Amount (in Thousands)	% of Net Service Revenues
State, local and other governmental programs	$67,300	61.5%	$65,943	64.9%
Managed care organizations	37,830	34.6	32,825	32.3
Private pay	3,755	3.4	2,155	2.1
Commercial insurance	563	0.5	683	0.7

Total net service revenues	$109,448	100.0%	$101,606	100.0%

We derive a significant amount of our net service revenues from our operations in Illinois, New York and New Mexico. The percentages of total revenue for each of these significant states for the three months ended March 31, 2018 and 2017 were as follows:

	For the Three Months Ended March 31,
	2018		2017
	Amount (in Thousands)	% of Net Service Revenues	Amount (in Thousands)	% of Net Service Revenues
Illinois	$57,358	52.4%	$53,988	53.1%
New York	15,363	14.0	14,274	14.0
New Mexico	11,770	10.8	6,943	6.8
All other states	24,957	22.8	26,401	26.1

Total net service revenues	$109,448	100.0%	$101,606	100.0%

A significant amount of our net service revenues are derived from one payor client, the Illinois Department on Aging, which accounted for 36.6% and 36.5% of our total net service revenues for the three months ended March 31, 2018 and 2017, respectively. The Illinois Department on Aging’s payments for non-Medicaid consumers have been delayed in the past and may continue to be delayed in the future due to budget disputes that began in 2015. The State of Illinois did not adopt a comprehensive budget for fiscal year 2016, which ended on June 30, 2016, or a comprehensive budget for fiscal year 2017, which ended on June 30, 2017. On July 6, 2017, the State of Illinois passed a budget for state fiscal year 2018, which began on July 1, 2017. The budget authorized the Illinois Department on Aging to pay for services the Company rendered to non-Medicaid consumers in prior fiscal years. We began receiving delayed payments in July of 2017.

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

In 2016, we initiated steps to streamline our operations. We incurred total expenses related to these initiatives of approximately $0.5 million and $0.9 million for the three months ended March 31, 2018 and 2017, respectively. These costs are included in general and administrative expenses on the Unaudited Condensed Consolidated Statements of Income. The expenses recorded for the three months ended March 31, 2018 included costs related to terminated employees and other professional fees. The expenses recorded for the three months ended March 31, 2017 included costs related to terminated employees. We expect some additional restructuring and other costs to occur, however, the amount and timing cannot be determined at this time.

Depreciation and Amortization Expenses

We amortize our intangible assets with finite lives, consisting of customer and referral relationships, trade names, trademarks and non-competition agreements, principally using accelerated methods based upon their estimated useful lives. Depreciable assets consist principally of furniture and equipment, network administration and telephone equipment, and operating system software. Depreciable and leasehold assets are depreciated or amortized on a straight-line method over their useful lives or, if less and if applicable, their lease terms.

Provision for Doubtful Accounts

In 2017, we established our allowance for doubtful accounts to the extent it was probable that a portion or all of a particular account will not be collected. We established our provision for doubtful accounts primarily by reviewing the creditworthiness of significant customers and through evaluations over the collectability of the receivables. An allowance for doubtful accounts was maintained at a level that our management believed was sufficient to cover potential losses.

In 2018, subsequent adjustments that are determined to be the result of an adverse change in the payor’s ability to pay are recognized as bad debt expense due to the adoption of ASC 606-10. We recorded $2.0 million as a reduction to revenue that would have been recorded as bad debt expense over the three months ended March 31, 2017.

Interest Income

Illinois law entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. We accounted for the interest income in accordance with ASC 606. The amount and intent of the State of Illinois to provide payment was not certain, as such, the interest income was recognized when the State of Illinois approved a prompt payment interest penalty during the three months ended March 31, 2018, removing the constraint related to the amount and intent to pay the prompt payment interest. For the three months ended March 31, 2018, we received $2.3 million in prompt payment interest and reported it in our Unaudited Condensed Consolidated Statements of Income as interest income. While we may be owed additional prompt payment interest, the amount, timing, and intent to provide receipt of such payments remains uncertain, and we will continue to recognize prompt payment interest income upon satisfaction of these constraints.

Interest Expense

Interest expense is reported in the Unaudited Condensed Consolidated Statements of Income when incurred and consists of (i) interest and unused credit line fees on our new credit facility and our Terminated Senior Credit Facility (as defined under Senior Secured Credit Facility below), (ii) interest on our capital lease obligations and (iii) amortization of debt issuance costs.

Other Income

For the three months ended March 31, 2017, other income of $0.1 million consisted of income distributions received from investments in joint ventures, which were sold on October 1, 2017. We accounted for this income in accordance with ASC Topic 325, “Investments—Other” and recognized the net accumulated earnings only to the extent distributed by the joint ventures on the date received.

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. For the three months ended March 31, 2018 and 2017 our federal statutory rate was 21.0% and 35.0%, respectively. The effective income tax rate was 18.7% and 33.2% for the three months ended March 31, 2018 and 2017, respectively. The difference between our federal statutory and effective income tax rates are principally due to the inclusion of state taxes and the use of federal employment tax credits. A provisional valuation allowance increased $0.1 million in the first quarter of 2018 as a result of the elimination of a performance based equity exception in calculating the $1.0 million limitation for 162(m) under the Tax Cuts and Jobs Act (“Tax Reform Act”).

Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

The following table sets forth, for the periods indicated, our unaudited condensed consolidated results of operations.

	For the Three Months Ended March 31,
	2018		2017		Change
	Amount	% Of Net Service Revenues	Amount	% Of Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Net service revenues	$109,448	100.0%	$101,606	100.0%	$7,842	7.7%
Cost of service revenues	81,543	74.5	74,289	73.1	7,254	9.8

Gross profit	27,905	25.5	27,317	26.9	588	2.2
General and administrative expenses	21,459	19.6	18,873	18.6	2,586	13.7
Gain on sale of assets	—	—	(2,065)	(2.0)	2,065	(100.0)
Provision for doubtful accounts	78	0.1	2,032	2.0	(1,954)	(96.2)
Depreciation and amortization	1,807	1.7	1,516	1.5	291	19.2

Total operating expenses	23,344	21.3	20,356	20.0	2,988	14.7

Operating income	4,561	4.2	6,961	6.9	(2,400)	(34.5)

Interest income	(2,322)	(2.1)	(7)	—	(2,315)
Interest expense	910	0.8	651	0.6	259

Total interest (income) expense, net	(1,412)	(1.3)	644	0.6	(2,056)	(319.3)
Other income	—	—	57	0.1	(57)

Income before income taxes	5,973	5.5	6,374	6.3	(401)	(6.3)
Income tax expense	1,115	1.0	2,115	2.1	(1,000)	(47.3)

Net income	$4,858	4.4	$4,259	4.2	$599	14.1

Business Metrics (Actual Numbers, Except Billable Hours in Thousands)
Average billable census (1)	34,195		33,948		247	0.7%
Billable hours (2)	6,030		5,800		230	4.0
Average billable hours per census per month	58.8		56.9		1.9	3.3
Billable hours per business day	92,768		89,223		3,545	4.0
Revenues per billable hour	$18.15		$17.52		$0.63	3.6%

(1)	Average billable census is the average number of unique clients receiving a billable service during a period.
(2)	Billable hours is the total number of hours provided to clients during a period.

Net service revenues from federal, state, local and other governmental programs accounted for 61.5% and 64.9% of net service revenues for the three months ended March 31, 2018 and 2017, respectively. Managed care organizations accounted for 34.6% and 32.3% of net service revenues for the three months ended March 31, 2018 and 2017, respectively, with commercial insurance payors and private pay accounting for the remainder of net service revenues. A significant amount of our net service revenues for the three months ended March 31, 2018 and 2017 were derived from one payor client, the Illinois Department on Aging, which accounted for 36.6% and 36.5% respectively, of our total net service revenues.

Net service revenues increased by $7.8 million, or 7.7%, to $109.4 million for the three months ended March 31, 2018 compared to $101.6 million for the same period in 2017. Net service revenues increased by $7.8 million primarily due to a 4.0% increase in billable hours and a 3.6% increase in revenues per billable hour in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. This increase in net service revenues was offset by a $2.0 million decrease in net service revenues as a result of our adoption of ASC 606. Under ASC 606 the majority of what historically was classified as provision for doubtful accounts under operating expenses is now treated as an implicit price concession factored into net service revenues. See Note 1 to the Notes to Condensed Consolidated Financial Statements (Unaudited) Summary of Significant Accounting Policies for additional information.

Gross profit, expressed as a percentage of net service revenues, decreased to 25.5% for the three months ended March 31, 2018, compared to 26.9% for the same period in 2017. The decrease was primarily due to our adoption of ASC 606, as described above, which resulted in a $2.0 million decrease in net service revenues, reducing our gross profit with no change to operating income or net income.

General and administrative expenses, expressed as a percentage of net service revenues increased to 19.6% for the three months ended March 31, 2018, from 18.6% for the three months ended March 31, 2017. General and administrative expenses increased to $21.5 million as compared to $18.9 million for the three months ended March 31, 2018 and 2017, respectively. The increase in general and administrative expenses was primarily due to an increase in administrative employee wages, taxes and benefit costs of $1.6 million and an increase in acquisition expenses of $0.8 million.

Depreciation and amortization expense increased to $1.8 million from $1.5 million for the three months ended March 31, 2018 and 2017, respectively. Amortization of intangibles, which are principally amortized using accelerated methods, totaled $1.3 million and $1.0 million for the three months ended March 31, 2018 and 2017, respectively.

Provision for doubtful accounts decreased by approximately $2.0 million to $78,000 for the three months ended March 31, 2018 compared to $2.0 million for the same period in 2017. The decrease was primarily due to our adoption of ASC 606 which resulted in a $2.0 million decrease in the provision for doubtful accounts as the majority of what historically was classified as provision for doubtful accounts under operating expenses is now treated as an implicit price concession factored into net service revenues.

Interest Income

Illinois law entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. We accounted for the interest income in accordance with ASC 606. The amount and intent of the State of Illinois to provide payment was not certain, as such, the interest income was recognized when the State of Illinois approved a prompt payment interest penalty during the three months ended March 31, 2018, removing the constraint related to the amount and intent to pay the prompt payment interest. For the three months ended March 31, 2018, we received $2.3 million in prompt payment interest and reported it in our Unaudited Condensed Consolidated Statements of Income as interest income. While we may be owed additional prompt payment interest, the amount, timing, and intent to provide receipt of such payments remains uncertain, and we will continue to recognize prompt payment interest income upon satisfaction of these constraints.

Interest Expense

Interest expense increased to $0.9 million from $0.7 million for the three months ended March 31, 2018 as compared to the same period in 2017, due both higher interest rates and a higher weighted average outstanding balance on our senior secured credit facilities. See Note 6 to the Notes to Condensed Consolidated Financial Statements (Unaudited) Long-Term Debt for additional information.

Other Income

For the three months ended March 31, 2017, other income of $0.1 million consisted of income distributions received from the cost method investments in joint ventures, which were sold on October 1, 2017. We accounted for this income in accordance with ASC Topic 325, “Investments—Other.” and recognized the net accumulated earnings only to the extent distributed by the joint ventures on the date received.

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. For the three months ended March 31, 2018 and 2017 our federal statutory rate was 21.0% and 35.0%, respectively. The effective income tax rate was 18.7% and 33.2% for the three months ended March 31, 2018 and 2017, respectively. The difference between our federal statutory and effective income tax rates are principally due to the inclusion of state taxes and the use of federal employment tax credits. A provisional valuation allowance increased $0.1 million in the first quarter of 2018 as a result of the elimination of a performance based equity exception in calculating the $1.0 million limitation for 162(m) under the Tax Reform Act.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash from operations and borrowings under our new credit facility. As described below under “Senior Secured Credit Facility”, we entered into a new credit facility on May 8, 2017 that replaced our Terminated Senior Secured Credit Facility (see “—Terminated Senior Secured Credit Facility” below). At March 31, 2018 and December 31, 2017, we had cash balances of $63.4 million and $53.8 million, respectively.

As of March 31, 2018, we had a total of $43.9 million outstanding on our new credit facility. After giving effect to the amount drawn on our new credit facility, approximately $10.6 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA, we had $111.3 million available for borrowing under our new credit facility.

As of December 31, 2017, we had a total of $44.4 million outstanding on our new credit facility. After giving effect to the amount drawn on our new credit facility, approximately $11.8 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA, we had $105.1 million available for borrowing under our revolving credit loan facility.

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

The Illinois Department on Aging’s payments for non-Medicaid consumers have been delayed in the past and may continue to be delayed in the future due to budget disputes that began in 2015. The State of Illinois did not adopt a comprehensive budget for fiscal year 2016, which ended on June 30, 2016, or a comprehensive budget for fiscal year 2017, which ended on June 30, 2017. On July 6, 2017, the State of Illinois passed a budget for state fiscal year 2018, which began on July 1, 2017. The budget authorized the Illinois Department on Aging to pay for services rendered by us to non-Medicaid consumers in prior fiscal years. In July 2017, we began receiving delayed payments.

There remains uncertainty surrounding the State of Illinois’ future year budgets. If future budgets are not enacted timely payments from the State of Illinois could be delayed in the future. The delays could adversely impact our liquidity and result in the need to increase borrowings under our new credit facility or cause us to pursue other liquidity options.

Senior Secured Credit Facility

On May 8, 2017, we entered into a new credit facility and credit agreement (the “Credit Agreement”) with certain lenders and Capital One, N.A., as a lender and swing lender and as agent for all lenders. This new credit facility totals $250.0 million, replaces our Terminated Senior Secured Credit Facility totaling $125.0 million (“Terminated Senior Secured Credit Facility”, see description below for more details), and terminates the Second Amended and Restated Credit and Guaranty Agreement, dated as of November 10, 2015, as modified by the May 24, 2016 amendment (as amended, the “Terminated Senior Secured Credit Agreement”), between us, certain lenders and Fifth Third Bank, as agent, which evidenced the Terminated Senior Secured Credit Facility. The new credit facility includes a $125.0 million revolving loan, a $45.0 million term loan and an $80.0 million delayed draw term loan. The maturity of the new credit facility is five years, although the delayed draw term loan is only available until November 8, 2018. Under the terms of an accordion feature of the Credit Agreement, $100.0 million is also available for incremental term loans. Borrowings under the delayed draw term loans and the incremental term loans are limited to financing or refinancing Permitted Acquisitions (as defined in the Credit Agreement). The availability of additional draws under the revolving credit portion of our new credit facility is conditioned, among other things, upon (after giving effect to such draws) the ratio of Consolidated Total Indebtedness (as defined in the Credit Agreement), less subordinated indebtedness, to Consolidated Adjusted EBITDA (as defined in the Credit Agreement) not exceeding 4.25:1.00. In connection with the new credit facility, we incurred $2.9 million of debt issuance costs.

Addus HealthCare, Inc. (“Addus HealthCare”) is the borrower, with its parent, Holdings, and substantially all of Holdings’ subsidiaries are guarantors under the new credit facility. The new credit facility is secured by a first priority security interest in all of our and the other credit parties’ current and future tangible and intangible assets, including the shares of stock of the borrower and subsidiaries.

Interest on our new credit facility may be payable at (x) the sum of (i) an applicable margin ranging from 1.50% to 2.25% based on the applicable senior leverage ratio plus (ii) a base rate equal to the greatest of (a) the rate of interest last quoted by The Wall Street Journal as the “prime rate,” (b) the sum of the federal funds rate plus a margin of 0.50% and (c) the sum of the adjusted LIBOR that would be applicable to a loan with an interest period of one month advanced on the applicable day (not to be less than 0.00%) plus a margin of 1.00% or (y) the sum of (i) an applicable margin ranging from 2.50% to 3.25% based on the applicable leverage ratio plus (ii) the offered rate per annum for the applicable interest period that appears on Reuters Screen LIBOR01 Page. Swing loans may not be LIBOR loans.

We pay a fee ranging from 0.25% to 0.50% based on the applicable leverage ratio times the unused portion of the revolving portion of the new credit facility.

As of March 31, 2018, the Company had a total of $43.9 million of term loans outstanding with an interest rate of 4.16% on the new credit facility and the total availability under the revolving credit loan facility was $111.3 million. As of December 31, 2017, the Company had a total of $44.4 million of term loans outstanding with an interest rate of 3.86% on the new credit facility and the total availability under the revolving credit loan facility was $105.1 million.

The Credit Agreement contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The Credit Agreement also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum fixed charge coverage ratio, a requirement to stay below a maximum senior leverage ratio and a requirement to stay below a maximum permitted amount of capital expenditures, as well as restrictions on guarantees, indebtedness, liens, investments and loans, subject to customary carve outs, a restriction on dividends (provided that Addus HealthCare may make distributions to us in an amount that does not exceed $5.0 million in any year absent of an event of default, plus limited exceptions for tax and administrative distributions), a restriction on the ability to consummate acquisitions in amounts exceeding $60.0 million individually and $80.0 million in the aggregate each year (in each case, without the consent of the lenders), restrictions on mergers, dispositions of assets, and affiliate transactions, and restrictions on fundamental changes and lines of business. As of March 31, 2018, we were in compliance with all of our Credit Agreement covenants.

Terminated Senior Secured Credit Facility

Prior to May 8, 2017, we were a party to the Terminated Senior Secured Credit Agreement with certain lenders and Fifth Third Bank, as agent and letters of credit issuer. The Terminated Senior Secured Credit Facility provided a $100.0 million revolving line of credit, a delayed draw term loan facility of up to $25.0 million and an uncommitted incremental term loan facility of up to $50.0 million, which was to expire on November 10, 2020 and included a $35.0 million sublimit for the issuance of letters of credit. Substantially all of the subsidiaries of Holdings were co-borrowers, and Holdings had guaranteed the borrowers’ obligations under the Terminated Senior Secured Credit Facility. The Terminated Senior Secured Credit Facility was secured by a first priority security interest in all of Holdings’ and the borrowers’ then and future tangible and intangible assets, including the shares of stock of the borrowers.

Cash Flows

The following table summarizes changes in our cash flows for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017
	(Amounts in Thousands)
Net cash provided by operating activities	$14,276	$9,615
Net cash (used in) provided by investing activities	(3,699)	1,238
Net cash (used in) provided by financing activities	(925)	290

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Net cash provided by operating activities was $14.3 million for the three months ended March 31, 2018, compared to cash provided by operating activities of $9.6 million for the same period in 2017. This increase in cash provided by operations was primarily due to significant receipts on accounts receivable from the State of Illinois.

Net cash used in investing activities was $3.7 million for the three months ended March 31, 2018 compared to cash provided by investing activities of $1.2 million for the three months ended March 31, 2017. Our investing activities for the three months ended March 31, 2018 consisted of $3.3 million for the acquisition of LifeStyle and $0.4 million in purchases of property and equipment primarily related to investments in our technology infrastructure. Our investing activities for the three months ended March 31, 2017 were $2.4 million in net proceeds from the sale of three adult day services centers and $1.2 million in purchases of property and equipment primarily related to new office space and investments in our technology infrastructure.

Net cash used in financing activities was $0.9 million for the three months ended March 31, 2018 as compared to net cash provided by financing activities of $0.3 million for the three months ended March 31, 2017. Our financing activities for the three months ended March 31, 2018 were $0.6 million of payments on the term loan portion of the new credit facility, $0.4 million in payments on capital lease obligations, $18,000 in payments for debt issuance costs under the new credit facility and $24,000 in cash received from the exercise of stock options. Our financing activities for the three months ended March 31, 2017 were $20.0 million in draws on the revolving loan portion of our new credit facility to fund growth and on-going operations and the subsequent repayment of $20.0 million, $1.0 million in cash received from exercise of stock options, $0.4 million of payments on capital lease obligations and $0.3 million of payments on the term loan portion of our new credit facility.

Outstanding Accounts Receivable

Gross accounts receivable as of March 31, 2018 and December 31, 2017 were approximately $84.2 million and $99.7 million, respectively. Outstanding accounts receivable, net of the allowance for doubtful accounts, decreased by $5.2 million as of March 31, 2018 as compared to December 31, 2017. The decrease in net accounts receivable was primarily due to significant receipts on accounts receivable from the State of Illinois.

In 2017, we established our allowance for doubtful accounts to the extent it was probable that a portion or all of a particular account will not be collected. We established our provision for doubtful accounts primarily by reviewing the creditworthiness of significant customers and through evaluations over the collectability of the receivables. An allowance for doubtful accounts was maintained at a level that our management believed was sufficient to cover potential losses.

In 2018, subsequent adjustments that are determined to be the result of an adverse change in the payor’s ability to pay are recognized as bad debt expense due to the adoption of ASC 606-10. We recorded $2.0 million as a reduction to revenue that would have been recorded as bad debt expense over the three months ended March 31, 2017.

Our collection procedures include review of account agings and direct contact with our payors. We have historically not used collection agencies. An uncollectible amount is written off to the allowance account after reasonable collection efforts have been exhausted.

We calculate our days sales outstanding (“DSO”) by taking the accounts receivable outstanding net of the allowance for doubtful accounts divided by the total net service revenues for the last quarter, multiplied by the number of days in that quarter. Our DSOs were 69 days and 73 days at March 31, 2018 and December 31, 2017, respectively. The DSOs for our largest payor, the Illinois Department on Aging, at March 31, 2018 and December 31, 2017 were 57 days and 75 days, respectively. We may not receive payments on a consistent basis in the near term and our DSOs and the DSO for the Illinois Department on Aging may increase despite the State of Illinois’s enactment of a fiscal year 2018 budget on July 6, 2017.

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

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

Revenue Recognition

On January 1, 2018, we adopted ASC 606 which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. We adopted the standard using the modified retrospective approach and did not record a cumulative catch-up adjustment as the timing and measurement of revenue for our customers is similar to our prior revenue recognition model. However, the majority of what historically was classified as provision for doubtful accounts expense under operating expenses is now treated as an implicit price concession factored into net service revenues.

Our net service revenue is generated from providing services directly to consumers under contracts with federal, state and local governmental agencies, managed care organizations, commercial insurers and private consumers. Generally, these contracts, which are negotiated based on current contracting practices as appropriate for the payor, establish the terms of a customer relationship and set the broad range of terms for services to be performed at a stated rate. However, the contracts do not give rise to rights and obligations until an order is placed with us. When an order is placed, it creates the performance obligation to provide a defined quantity of service hours, or authorized hours, per client. We satisfy our performance obligations over time, given that consumers simultaneously receive and consume the benefits provided by us as the services are performed. As we have a right to consideration from customers commensurate with the value provided to customers from the performance completed over a given invoice period, we have elected to use the practical expedient for measuring progress toward satisfaction of performance obligations and recognizes patient service revenue in the amount to which we have a right to invoice.

Allowance for Doubtful Accounts

In 2017, we established our allowance for doubtful accounts to the extent it was probable that a portion or all of a particular account will not be collected. We established our provision for doubtful accounts primarily by reviewing the creditworthiness of significant customers and through evaluations over the collectability of the receivables. An allowance for doubtful accounts was maintained at a level that our management believed was sufficient to cover potential losses.

In 2018, subsequent adjustments that are determined to be the result of an adverse change in the payor’s ability to pay are recognized as bad debt expense due to the adoption of ASC 606-10. We recorded $2.0 million as a reduction to revenue that would have been recorded as bad debt expense over the three months ended March 31, 2017.

Goodwill

Our carrying value of goodwill is the residual of the purchase price over the fair value of the net assets acquired from various acquisitions including the acquisition of Addus HealthCare. In accordance with ASC Topic 350, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are not amortized. We test goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. We may use a qualitative test, known as “Step 0,” or a two-step quantitative method to determine whether impairment has occurred. We can elect to perform Step 0, an optional qualitative analysis, and based on the results skip the remaining two steps. In 2017, we elected to implement Step 0, and we were not required to conduct the remaining two steps. The results of our Step 0 assessment indicated that it was more likely than not that the fair value of our reporting unit exceeded its carrying value and therefore we concluded that there were no impairments for the year ended December 31, 2017. No impairment charges were recorded for the three months ended March 31, 2018 or 2017.

Intangible Assets

We review our finite lived intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine if impairment exists, we compare the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset, generally determined by discounting the estimated future cash flows. No impairment charges were recorded for the year ended December 31, 2017 or the three months ended March 31, 2018 or 2017.

Workers’ Compensation Program

Our workers’ compensation insurance program has a $0.4 million deductible component. We recognize our obligations associated with this program in the period the claim is incurred. The cost of both the claims reported and claims incurred but not reported, up to the deductible, have been accrued based on historical claims experience, industry statistics and an actuarial analysis performed by an independent third party. We monitor our claims quarterly and adjust our reserves accordingly. These costs are recorded primarily as the cost of services on the Unaudited Condensed Consolidated Statements of Income. As of March 31, 2018 and December 31, 2017, we recorded $13.6 million and $12.6 million, respectively, in accrued workers’ compensation insurance. The accrued workers’ compensation insurance is included in accrued expenses on our Unaudited Condensed Consolidated Balance Sheets. As of March 31, 2018 and December 31, 2017, we recorded $1.2 million and $0.5 million, respectively, in workers’ compensation insurance recovery receivables. The workers’ compensation insurance recovery receivable is included in prepaid expenses and other current assets on our Unaudited Condensed Consolidated Balance Sheets.

Interest Income

Illinois law entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. We accounted for the interest income in accordance with ASC 606. The amount and intent of the State of Illinois to provide payment was not certain, as such, the interest income was recognized when the State of Illinois approved a prompt payment interest penalty during the three months ended March 31, 2018, removing the constraint related to the amount and intent to pay the prompt payment interest. For the three months ended March 31, 2018, we received $2.3 million in prompt payment interest and reported it in our Unaudited Condensed Consolidated Statements of Income as interest income. While we may be owed additional prompt payment interest, the amount, timing, and intent to provide receipt of such payments remains uncertain, and we will continue to recognize prompt payment interest income upon satisfaction of these constraints.

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

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“Tax Reform Act”). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35.0% to a flat 21.0% rate, effective January 1, 2018. The effective income tax rate was 18.7% and 33.2% for the three months ended March 31, 2018 and 2017, respectively. The difference between our federal statutory and effective income tax rates are principally due to the inclusion of state taxes and the use of federal employment tax credits. A provisional valuation allowance increased $0.1 million in the first quarter as a result of the elimination of a performance based equity exception in calculating the $1.0 million limitation for 162(m) under the Tax Reform Act.

Stock-based Compensation

We currently have one stock incentive plan, the 2017 Omnibus Incentive Plan (the “2017 Plan”), under which new grants of stock-based employee compensation may be made. In addition, we have outstanding awards under our 2009 Stock Incentive Plan, as amended and restated. We account for stock-based compensation in accordance with ASC Topic 718, “Stock Compensation.” Under the 2017 Plan, compensation expense is recognized on a straight-line basis over the vesting period of the equity awards based on the grant date fair value of the options and restricted stock awards. We use the Black-Scholes Option Pricing Model to value the Company’s options. The determination of the fair value of stock-based payments utilizing the Black-Scholes Model is affected by our stock price and a number of assumptions, including expected volatility, risk-free interest rate, expected term, and expected dividends yield. Stock-based compensation expense was $0.9 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively.

Accounting Pronouncements

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This standard amends and adjusts how cash receipts and cash payments are presented and classified in the statement of cash flows. We adopted the standard on a retrospective basis on January 1, 2018. ASU 2016-15 did not have an impact on our Condensed Consolidated Statements of Cash Flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. As of March 31, 2018, we had outstanding borrowings of $43.9 million on our new credit facility, all of which was subject to variable interest rates. If the variable rates on this debt were 100 basis points higher than the rate applicable to the borrowing during the three months period ended March 31, 2018, our net income would have decreased by $89,000, or $0.01 per diluted share. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control Over Financial Reporting

We continue to integrate application changes and acquisitions processes into our established internal control environment to effectively manage our risk and financial reporting efforts.

Except as mentioned above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Legal Proceedings

From time to time, we are subject to legal and/or administrative proceedings incidental to our business. It is the opinion of management that the outcome of pending legal and/or administrative proceedings will not have a material effect on our Consolidated Balance Sheets and Consolidated Statements of Income.

On January 20, 2016, we were served with a lawsuit filed in the United States District Court for the Northern District of Illinois against us and Cigna Corporation by Stop Illinois Marketing Fraud, LLC, a qui tam relator formed for the purpose of bringing this action. In the action, the plaintiff alleges, inter alia, violations of the federal False Claims Act relating primarily to allegations of violations of the federal Anti-Kickback Statute and allegedly improper referrals of patients from our home care division to the our home health business, substantially all of which was sold in 2013. The plaintiff seeks to recover damages, fees and costs under the federal False Claims Act including treble damages, civil penalties and its attorneys’ fees. The U.S. government has declined to intervene at this time. Plaintiff amended its complaint on April 4, 2016 to include additional allegations in support of its False Claims Act claims, including alleged violations of the federal Anti-Kickback Statute. We and Cigna Corporation filed a motion to dismiss the amended complaint on June 6, 2016. On February 3, 2017, the Court granted Cigna Corporation’s motion to dismiss in full, and granted our motion to dismiss in part allowing Plaintiff another chance to amend its complaint. Plaintiff timely filed a second amended complaint on March 10, 2017, withdrawing its conspiracy claim under the Federal False Claims Act and adding an explicit claim under the Illinois False Claims Act for the same underlying kickback allegations. On April 7, 2017, we filed a partial motion to dismiss the Second Amended Complaint. On May 24, 2017, the State of Illinois filed notice that it was declining to intervene in the plaintiff’s claim under the Illinois False Claims Act. On March 21, 2018, the Court granted our motion to dismiss the Second Amended Complaint in part and narrowed the lawsuit to whether the federal False Claims Act was violated with respect to home health services provided at three senior living facilities in Illinois. We intend to defend the litigation vigorously and believe the case will not have a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factors discussed under the caption “Risk Factors” set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in our Annual Report on Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company dated as of October 27, 2009 (filed on November 20, 2009 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-34504) and incorporated by reference herein)

3.2	Amended and Restated Bylaws of the Company, as amended by the First Amendment to the Amended and Restated Bylaws (filed on May 9, 2013 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-34504) and incorporated by reference herein)

4.1	Form of Common Stock Certificate (filed on October 2, 2009 as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-160634) and incorporated by reference herein)

4.2	Registration Rights Agreement, dated September 19, 2006, by and among Addus HomeCare Corporation, Eos Capital Partners III, L.P., Eos Partners SBIC III, L.P., Freeport Loan Fund LLC, W. Andrew Wright, III, Addus Term Trust, W. Andrew Wright Grantor Retained Annuity Trust, Mark S. Heaney, James A. Wright and Courtney E. Panzer (filed on July 17, 2009 as Exhibit 4.2 to Addus HomeCare Corporation’s Registration Statement on Form S-1 (File No. 333-160634) and incorporated by reference herein)

10.1	Stock Purchase Agreement, dated February 27, 2018, by and among Addus Healthcare, Inc., Michael J. Merrell and Mary E. Merrell, individually, Michael J. Merrell and Mary E. Merrell, as Trustees of the Merrell Revocable Trust UTA dated June 3, 2012, and Michael J. Merrell and Mary E. Merrell, as Trustees of the Ambercare Corporation Employee Stock Ownership Plan Trust (filed on March 5, 2018 as Exhibit 10.1 to Addus HomeCare Corporation’s Current Report on Form 8-K (File No. 001-34504) and incorporated by reference herein)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	Financial statements from the quarterly report on Form 10-Q of Addus HomeCare Corporation for the quarter ended March 31, 2018, filed on May 9, 2018 formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements*

*	Filed herewith
**	Furnished herewith
+	Indicates a management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADDUS HOMECARE CORPORATION

Date: May 9, 2018	By:	/S/ R. DIRK ALLISON

R. Dirk Allison President and Chief Executive Officer (As Principal Executive Officer)

Date: May 9, 2018	By:	/S/ BRIAN POFF

Brian Poff Chief Financial Officer (As Principal Financial Officer)