Form 10-Q
period 2018-06-30
Addus HomeCare Corp
filed 2018-08-07
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐.

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

Common Stock $0.001 par value

Shares outstanding at July 31, 2018: 11,697,345

ADDUS HOMECARE CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2018 and December 31, 2017

(Amounts and Shares in Thousands, Except Per Share Data)

	(Unaudited)	(Audited)
	June 30, 2018	December 31, 2017
Assets
Current assets
Cash	$69,217	$53,754
Accounts receivable, net	98,721	88,952
Prepaid expenses and other current assets	5,918	8,379

Total current assets	173,856	151,085

Property and equipment, net of accumulated depreciation and amortization	8,398	7,489

Other assets
Goodwill	133,082	90,339
Intangibles, net of accumulated amortization	28,090	16,596
Deferred tax assets, net	—	1,601

Total other assets	161,172	108,536

Total assets	$343,426	$267,110

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$7,094	$4,271
Current portion of long-term debt, net of debt issuance costs	2,494	3,099
Contingent earn-out obligation	847	—
Accrued expenses	45,901	44,354

Total current liabilities	56,336	51,724

Long-term liabilities
Long-term debt, less current portion, net of debt issuance costs	99,358	39,860
Deferred tax liabilities, net	946	—
Other long-term liabilities	427	446

Total long-term liabilities	100,731	40,306

Total liabilities	$157,067	$92,030

Stockholders’ equity
Common stock—$.001 par value; 40,000 authorized and 11,697 and 11,632 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	$12	$12
Additional paid-in capital	98,087	95,963
Retained earnings	88,260	79,105

Total stockholders’ equity	186,359	175,080

Total liabilities and stockholders’ equity	$343,426	$267,110

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months Ended June 30, 2018 and 2017

(Amounts and Shares in Thousands, Except Per Share Data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net service revenues	$131,237	$103,559	$240,684	$205,165
Cost of service revenues	95,515	75,048	177,059	149,337

Gross profit	35,722	28,511	63,625	55,828
General and administrative expenses	26,408	19,006	47,866	37,879
Gain on sale of assets	—	—	—	(2,065)
Provision for doubtful accounts	87	2,070	165	4,102
Depreciation and amortization	2,335	1,514	4,141	3,030

Total operating expenses	28,830	22,590	52,172	42,946

Operating income	6,892	5,921	11,453	12,882

Interest income	(32)	(13)	(2,355)	(20)
Interest expense	1,382	2,108	2,293	2,759

Total interest (income) expense, net	1,350	2,095	(62)	2,739
Other income	—	44	—	101

Income before income taxes	5,542	3,870	11,515	10,244
Income tax expense	1,245	1,170	2,360	3,285

Net income	$4,297	$2,700	$9,155	$6,959

Net income per common share
Basic income per share	0.37	$0.24	$0.79	$0.61
Diluted income per share	0.36	$0.23	$0.78	$0.60
Weighted average number of common shares and potential common shares outstanding:
Basic	11,533	11,470	11,517	11,452
Diluted	11,838	11,622	11,767	11,604

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2018

(Amounts and Shares in Thousands)

(Unaudited)

	Common Stock		Additional Paid- in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	11,632	$12	$95,963	$79,105	$175,080

Issuance of shares of common stock under restricted stock award agreements	69	—	—	—	—
Forfeiture of shares of common stock under restricted stock award agreements	(16)	—	—	—	—
Stock-based compensation	—	—	1,856	—	1,856
Shares issued for exercise of stock options	12	—	268	—	268
Net income	—	—	—	9,155	9,155

Balance at June 30, 2018	11,697	$12	$98,087	$88,260	$186,359

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2018 and 2017

(Amounts in Thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$9,155	$6,959
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	4,141	3,030
Deferred income taxes	245	—
Stock-based compensation	1,856	1,091
Amortization of debt issuance costs under the terminated credit facility	—	1,484
Amortization of debt issuance costs under the credit facility	298	93
Provision for doubtful accounts	165	4,102
Gain on sale of assets	—	(2,065)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,628	(25,070)
Prepaid expenses and other current assets	3,287	2,080
Accounts payable	2,458	(1,056)
Accrued expenses and other long-term liabilities	(4,069)	(2,023)

Net cash provided by (used in) operating activities	20,164	(11,375)

Cash flows from investing activities:
Proceeds from the sale of assets	—	2,400
Acquisitions of businesses, net of cash acquired	(61,809)	—
Purchases of property and equipment	(1,662)	(1,771)

Net cash (used in) provided by investing activities	(63,471)	629

Cash flows from financing activities:
Borrowings on revolver- credit facility	—	45,000
Borrowings on revolver- terminated credit facility	—	20,000
Borrowings on term loan- credit facility	60,420	—
Payments on revolver- terminated credit facility	—	(20,000)
Payments on term loan- credit facility	(1,125)	—
Payments on term loan- terminated credit facility	—	(24,063)
Payments for debt issuance costs under the credit facility	(52)	(2,781)
Payments on capital lease obligations	(741)	(708)
Cash received from exercise of stock options	268	1,158

Net cash provided by financing activities	58,770	18,606

Net change in cash	15,463	7,860
Cash, at beginning of period	53,754	8,013

Cash, at end of period	$69,217	$15,873

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,827	$938
Cash paid for income taxes	2,993	2,977
Supplemental disclosures of non-cash investing and financing activities:
Contingent and deferred consideration accrued for acquisition	$847	$—

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Operations, Consolidation, and Presentation of Financial Statements

Addus HomeCare Corporation (“Holdings”) and its subsidiaries (together with Holdings, the “Company”, “we”, “us,” or “our”) operate as three segments as a multi-state provider of personal care, hospice and home health services in the home. The Company’s personal care segment provides non-medical assistance with activities of daily living, primarily to persons who are at risk of hospitalization or institutionalization, such as the elderly, chronically ill and disabled. The Company’s hospice segment provides physical, emotional and spiritual care for people who are terminally ill and their families. The Company’s home health segment provides services that are primarily medical in nature to individuals who may require assistance during an illness or after surgery and include skilled nursing and physical, occupational and speech therapy.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements and should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2017 included in our Annual Report on Form 10-K, which includes information and disclosures not included herein.

In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair statement of our financial position, results of operations, and cash flows for the interim periods presented in conformity with GAAP. Our results for any interim period are not necessarily indicative of results for a full year or any other interim period and have not been audited by our independent auditors.

Principles of Consolidation

These unaudited condensed consolidated financial statements include the accounts of Addus HomeCare Corporation, and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company used the cost method to account for its investment in joint ventures in which it owned 10% equity interests. The Company sold such investments on October 1, 2017. See Note 3 “Gain on Sale of Assets” for additional information.

Reclassification of Prior Period Balances

Certain reclassifications have been made to prior period amounts to conform to the current-year presentation including the reporting of other long-term liabilities as a separate line item on the Unaudited Condensed Consolidated Balance Sheets. These reclassifications have no effect on the reported net income.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which replaces existing leasing rules with a comprehensive lease measurement and recognition standard and expanded disclosure requirements. ASU 2016-02 will require lessees to recognize most leases on their balance sheets as liabilities, with corresponding “right-of-use” assets and is effective for annual reporting periods beginning after December 15, 2018, subject to early adoption. For income statement recognition purposes, leases will be classified as either a finance or an operating lease. The Company will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Upon initial evaluation, the Company believes that the new standard will have a material impact on its consolidated balance sheets but it will not affect its liquidity. It has been determined that the Company will need to secure new software to account for the change in accounting for leases and is currently reviewing the software options available.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. Under the new standard, entities holding financial assets and net investment in leases that are not accounted for at fair value through net income are to be presented at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. ASU 2016-13 is effective as of January 1, 2020. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-13.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new guidance eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on the current Step 1). ASU 2017-04 is effective for annual and any interim impairment tests for periods beginning after December 15, 2019. The Company is currently evaluating the provisions of ASU 2017-04 to determine how its goodwill impairment testing will be impacted and whether it may elect to adopt ASU 2017-04 prior to the stated effective date.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This standard amends and adjusts how cash receipts and cash payments are presented and classified in the statement of cash flows. We adopted the standard on a retrospective basis on January 1, 2018. ASU 2016-15 did not have an impact on our Condensed Consolidated Statements of Cash Flows.

2. Summary of Significant Accounting Policies

Revenue Recognition

On January 1, 2018, the Company adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”) which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The Company adopted the standard using the modified retrospective approach and did not record a cumulative catch-up adjustment as the timing and measurement of revenue for the Company’s customers is similar to its prior revenue recognition model. However, the majority of what historically was classified as provision for doubtful accounts expense under operating expenses is now treated as an implicit price concession factored into net service revenues.

Personal Care and Hospice Revenue

The majority of the Company’s net service revenues are generated from providing personal care and hospice services directly to consumers under contracts with state, local and other governmental agencies, managed care organizations, commercial insurers and private consumers. Generally, these contracts, which are negotiated based on current contracting practices as appropriate for the payor, establish the terms of a customer relationship and set the broad range of terms for services to be performed at a stated rate. However, the contracts do not give rise to rights and obligations until an order is placed with the Company. When an order is placed, it creates the performance obligation to provide a defined quantity of service hours, or authorized hours, per consumer. The Company satisfies its performance obligations over time, given that consumers simultaneously receive and consume the benefits provided by the Company as the services are performed. As the Company has a right to consideration from customers commensurate with the value provided to customers from the performance completed over a given invoice period, the Company has elected to use the practical expedient for measuring progress toward satisfaction of performance obligations and recognizes patient service revenue in the amount to which the Company has a right to invoice.

Home Health Revenue

The Company also generates net service revenues from providing home healthcare services directly to consumers under contracts with Medicare. Generally, these contracts, which are negotiated based on current contracting practices as appropriate for the payor, establish the terms of a customer relationship and set the broad range of terms for services to be performed on an episodic basis at a stated rate. Home health Medicare services are paid under the Medicare Home Health Prospective Payment System (“HHPPS”), which is based on 60 day episodes of care. The HHPPS permits multiple, continuous episodes per patient. Medicare payment rates for episodes under HHPPS vary based on the severity of the patient’s condition as determined by the Company’s assessment of a patient’s Home Health Resource Group score. The Company elects to use the same 60-day length of episode that Medicare recognizes as standard but accelerates revenue upon discharge to align with a patient’s episode length if less than the expected 60 days, which depicts the transfer of services and related benefits received by the patient over the term of the contract necessary to satisfy the obligations. The Company recognizes revenue based on the number of days elapsed during an episode of care within the reporting period. The Company satisfies its performance obligations as consumers receive and consume the benefits provided by the Company as the services are performed. As the Company has a right to consideration from Medicare commensurate with the value provided to customers from the performance completed over a given episodic period, the Company has elected to use the practical expedient for measuring progress toward satisfaction of performance obligations. Under this method recognizing revenue ratably over the episode based on beginning and ending dates is a reasonable proxy for the transfer of benefit of the service.

Allowance for Doubtful Accounts

For 2017, the Company established its allowance for doubtful accounts to the extent it was probable that a portion or all of a particular account will not be collected. The Company established its provision for doubtful accounts primarily by reviewing the creditworthiness of significant customers and through evaluations over the collectability of the receivables. An allowance for doubtful accounts was maintained at a level that the Company’s management believed was sufficient to cover potential losses.

In 2018, subsequent adjustments that are determined to be the result of an adverse change in the payor’s ability to pay are recognized as bad debt expense due to the adoption of ASC 606-10. The Company recorded $2.3 million and $4.3 million for the three and six months ended June 30, 2018 as a reduction to revenue that would have been recorded as bad debt expense under the prior revenue recognition guidance.

Property and Equipment

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the related assets by use of the straight-line method. Maintenance and repairs are charged to expense as incurred. The estimated useful lives of the property and equipment are as follows:

Computer equipment	3 – 5 years
Furniture and equipment	5 – 7 years
Transportation equipment	5 years
Computer software	5 –10 years
Leasehold improvements	Lesser of useful life or lease term, unless probability of lease renewal is likely

Goodwill

The Company’s carrying value of goodwill is the excess of the purchase price over the fair value of the net assets acquired from various acquisitions. In accordance with ASC Topic 350, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite useful lives are not amortized. The Company tests goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. The Company may use a qualitative test, known as “Step 0,” or a two-step quantitative method to determine whether impairment has occurred. In Step 0, the Company can elect to perform an optional qualitative analysis and based on the results skip the two-step analysis. In 2017, the Company elected to implement Step 0 and was not required to conduct the remaining two-step analysis. The results of the Company’s Step 0 assessments indicated that it was more likely than not that the fair value of its reporting unit exceeded its carrying value and therefore the Company concluded that there were no impairments for the year ended December 31, 2017. No impairment charges were recorded for the three and six months ended June 30, 2018 or 2017.

Intangible Assets

The Company’s identifiable intangible assets consist of customer and referral relationships, trade names, trademarks, non-competition agreements and state licenses. Amortization is computed using straight-line and accelerated methods based upon the estimated useful lives of the respective assets, which range from two to twenty-five years.

Intangible assets with finite lives are amortized using the estimated economic benefit method over the useful life and assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company would recognize an impairment loss when the estimated future non-discounted cash flows associated with the intangible asset is less than the carrying value. An impairment charge would then be recorded for the excess of the carrying value over the fair value. The Company estimates the fair value of these intangible assets using the income approach. No impairment charge was recorded for the three and six months ended June 30, 2018 and 2017.

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

Debt Issuance Costs

The Company amortizes debt issuance costs on a straight-line method over the term of the related debt. This method approximates the effective interest method. The Company has classified the debt issuance costs as current portion of long-term debt or long-term debt, less current portion as of June 30, 2018 and December 31, 2017.

Workers’ Compensation Program

The Company’s workers’ compensation insurance program has a $0.4 million deductible component. The Company recognizes its obligations associated with this program in the period the claim is incurred. The cost of both the claims reported and claims incurred but not reported, up to the deductible, have been accrued based on historical claims experience, industry statistics and an actuarial analysis performed by an independent third party. The Company monitors its claims quarterly and adjusts its reserves accordingly. These costs are recorded primarily as the cost of services on the Unaudited Condensed Consolidated Statements of Income. As of June 30, 2018 and December 31, 2017, the Company recorded $14.2 million and $12.6 million, respectively, in accrued workers’ compensation insurance. The accrued workers’ compensation insurance is included in accrued expenses on the Company’s Unaudited Condensed Consolidated Balance Sheets. As of June 30, 2018 and December 31, 2017, the Company recorded $1.3 million and $0.5 million, respectively, in workers’ compensation insurance recovery receivables. The workers’ compensation insurance recovery receivable is included in prepaid expenses and other current assets on the Company’s Unaudited Condensed Consolidated Balance Sheets.

Interest Income

Illinois law entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. The Company accounted for the interest income in accordance with ASC 606. The amount and intent of the State of Illinois to provide payment was not certain, as such, the interest income was recognized when the State of Illinois approved a prompt payment interest penalty during the six months ended June 30, 2018, removing the constraint related to the amount and intent to pay the prompt payment interest. For the three months ended June 30, 2018, the Company did not receive any prompt payment interest. For the six months ended June 30, 2018, the Company received $2.3 million in prompt payment interest and reported it in its Unaudited Condensed Consolidated Statements of Income as interest income. For the three and six months ended June 30, 2017, the Company did not receive any prompt payment interest. While the Company may be owed additional prompt payment interest in the future, the amount, timing, and intent to provide receipt of such payments remains uncertain, and the Company will continue to recognize prompt payment interest income upon satisfaction of these constraints.

Interest Expense

The Company’s interest expense consists of interest and unused credit line fees on its credit facilities, interest on its capital lease obligations, and amortization and write-off of debt issuance costs, which is reported in the statement of income when incurred.

Other Income

Other income consisted of income distributions received from investments in joint ventures. The Company accounted for this income in accordance with ASC Topic 325, Investments—Other. The Company recognized the net accumulated earnings only to the extent distributed by the joint ventures on the date received. The Company subsequently sold these equity investments on October 1, 2017 (see Note 3).

Income Tax Expense

The Company accounts for income taxes under the provisions of ASC Topic 740, Income Taxes. The objective of accounting for income taxes is to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in its financial statements or tax returns. Deferred taxes, resulting from differences between the financial and tax basis of the Company’s assets and liabilities, are also adjusted for changes in tax rates and tax laws when changes are enacted. ASC Topic 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. ASC Topic 740 also prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. In addition, ASC Topic 740 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions.

Stock-based Compensation

The Company currently has one stock incentive plan, the 2017 Omnibus Incentive Plan (the “2017 Plan”), under which new grants of stock-based employee compensation may be made. In addition, the Company has outstanding awards under its 2009 Stock Incentive Plan, as amended and restated. The Company accounts for stock-based compensation in accordance with ASC Topic 718, Stock Compensation. Under the 2017 Plan, compensation expense is recognized on a straight-line basis over the vesting period of the equity awards based on the grant date fair value of the options and restricted stock awards. The Company uses the Black-Scholes Option Pricing Model to value the Company’s options. The determination of the fair value of stock-based payments utilizing the Black-Scholes Model is affected by the Company’s stock price and a number of assumptions, including expected volatility, risk-free interest rate, expected term, and expected dividends yield. Stock-based compensation expense was $1.0 million and $0.7 million for the three months ended June 30, 2018 and 2017, respectively and $1.9 million and $1.1 million for the six months ended June 30, 2018 and 2017, respectively.

Diluted Net Income Per Common Share

Diluted net income per common share, calculated on the treasury stock method, is based on the weighted average number of shares outstanding during the period. The Company’s outstanding securities that may potentially dilute the common stock are stock options and restricted stock awards.

Included in the Company’s calculation of diluted earnings per share for the three and six months ended June 30, 2018 were approximately 707,000 stock options outstanding, of which approximately 230,000 and 172,000 respectively, were dilutive. In addition, there were approximately 146,000 restricted stock awards outstanding 75,000 and 77,000 of which were dilutive for the three and six months ended June 30, 2018, respectively.

Included in the Company’s calculation of diluted earnings per share for the three and six months ended June 30, 2017 were approximately 461,000 stock options outstanding, of which approximately 105,000 and 101,000 respectively, were dilutive. In addition, there were approximately 139,000 restricted stock awards outstanding 47,000 and 51,000 of which were dilutive for the three and six months ended June 30, 2017, respectively.

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

Fair Value Measurements

The Company’s financial instruments consist of cash, accounts receivable, payables and debt. The carrying amounts reported on the Company’s Unaudited Condensed Consolidated Balance Sheets for cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments. The carrying value of the Company’s long-term debt with variable interest rates approximates fair value based on instruments with similar terms using level 2 inputs as defined under ASC Topic 820 Fair Value Measurement.

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

Going Concern

In connection with the preparation of the financial statements for the three and six months ended June 30, 2018 and 2017, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the entity’s ability to continue as a going concern within one year after the date of the issuance, or the date of availability, of the financial statements to be issued. The evaluation concluded that there did not appear to be evidence of substantial doubt of the entity’s ability to continue as a going concern.

3. Gain on Sale of Assets

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

On October 1, 2017, the Company sold its 10% membership interests in two joint ventures with LHC Group, Inc., which were previously reported as Investments in joint ventures on the Company’s Unaudited Condensed Consolidated Balance Sheets at June 30, 2017. The Company received proceeds of approximately $1.3 million and recorded a pre-tax gain of $0.4 million on the sale of its membership interest.

4. Acquisitions

On May 1, 2018, the Company completed its acquisition of all the outstanding securities of Ambercare Corporation (“Ambercare”). The purchase price was approximately $39.6 million plus the amount of excess cash held by Ambercare at closing (approximately $12.0 million). The purchase of Ambercare was funded by a delayed draw term loan under the Company’s credit facility. With the purchase of Ambercare, the Company expanded its personal care operations and acquired hospice and home health operations in the State of New Mexico. Following this acquisition the Company operates a hospice segment and home health segment. The related acquisition costs, included in general and administrative expenses on the Company’s Unaudited Condensed Consolidated Statements of Income, were $0.6 million and were expensed as incurred. The results of Ambercare are included on the Company’s Unaudited Condensed Consolidated Statements of Income from the date of the acquisition.

The Company’s acquisition of Ambercare has been accounted for in accordance with ASC Topic 805, Business Combinations, and the resulting goodwill and other intangible assets was accounted for under ASC Topic 350, Goodwill and Other Intangible Assets. The acquisition was recorded at its fair value as of May 1, 2018. Under business combination accounting, the Ambercare Purchase Price was $51.6 million and was allocated to Ambercare’s net tangible and identifiable intangible assets based on their estimated fair values. Based upon management’s valuation, which is preliminary and subject to completion of working capital adjustments, the total purchase price has been allocated as follows:

(Amounts in Thousands)
Goodwill	$27,818
Cash	12,008
Identifiable intangible assets	10,413
Accounts receivable	6,671
Other assets	679
Property and equipment	197
Accrued liabilities	(3,766)
Deferred tax liability	(2,302)
Capital lease	(93)
Accounts payable	(3)

Total purchase price allocation	$51,622

Management’s assessment of qualitative factors affecting goodwill for Ambercare includes estimates of market share at the date of purchase, ability to grow in the market, synergy with existing Company operations, and the payor profile in the market.

Identifiable intangible assets acquired consist of trade names, customer relationships and state licenses (see Note 2 for estimated useful lives of the Company’s identifiable intangible assets). The estimated fair value of identifiable intangible assets was determined, using Level 3 inputs as defined under ASC Topic 820, with the assistance of a valuation specialist. It is anticipated that the goodwill and intangible assets acquired are deductible for tax purposes.

The Ambercare acquisition accounted for $9.2 million of net service revenues and $1.8 million of net income prior to corporate allocation for the three and six months ended June 30, 2018.

On April 1, 2018, the Company acquired certain assets of Arcadia Home Care & Staffing (“Arcadia”), expanding its personal care services. The total consideration for the transaction was $18.9 million and was funded by a delayed draw term loan under the Company’s credit facility. The related acquisition costs, included in general and administrative expenses on the Company’s Unaudited Condensed Consolidated Statements of Income, were $0.6 million and were expensed as incurred. The results of operations from this acquired entity are included in the Company’s Unaudited Condensed Consolidated Statements of Income from the date of the acquisition.

The Company’s acquisition of Arcadia has been accounted for in accordance with ASC Topic 805 and the resulting goodwill and other intangible assets was accounted for under ASC Topic 350. The acquisition was recorded at its fair value as of April 1, 2018. Under business combination accounting, the Arcadia Purchase Price was $18.9 million and was allocated to Arcadia’s net tangible and identifiable intangible assets based on their estimated fair values. Based upon management’s valuation, which is preliminary and subject to completion of working capital and other adjustments, the total purchase price has been allocated as follows:

(Amounts in Thousands)
Goodwill	$12,174
Accounts receivable	5,318
Identifiable intangible assets	2,947
Property and equipment	155
Other assets	115
Accrued liabilities	(1,540)
Accounts payable	(257)

Total purchase price allocation	$18,912

Management’s assessment of qualitative factors affecting goodwill for Arcadia includes estimates of market share at the date of purchase, ability to grow in the market, synergy with existing Company operations, and the payor profile in the market.

Identifiable intangible assets acquired consist of trade name, customer relationships and state licenses (see Note 2 for estimated useful lives of the Company’s identifiable intangible assets). The estimated fair value of identifiable intangible assets was determined, using Level 3 inputs as defined under ASC Topic 820, with the assistance of a valuation specialist. It is anticipated that the goodwill and intangible assets acquired are deductible for tax purposes.

The Arcadia acquisition accounted for $10.8 million of net service revenues and $1.6 million of net income prior to corporate allocation for the three and six months ended June 30, 2018.

Effective January 1, 2018, the Company acquired certain assets of LifeStyle Options, Inc. (“LifeStyle”) in order to expand private pay services in Illinois. The total consideration for the transaction was $4.1 million, comprised of $3.3 million in cash and $0.8 million, representing the estimated fair value of contingent consideration, subject to the achievement of certain performance targets set forth in an earn-out agreement. The related acquisition costs, included in general and administrative expenses on the Company’s Unaudited Condensed Consolidated Statements of Income, were $48,000 and were expensed as incurred. The results of operations from this acquired entity are included in the Company’s Unaudited Condensed Consolidated Statements of Income from the date of the acquisition.

The Company’s acquisition of LifeStyle has been accounted for in accordance with ASC Topic 805 and the resulting goodwill and other intangible assets was accounted for under ASC Topic 350. The acquisition was recorded at its fair value as of January 1, 2018. Under business combination accounting, the LifeStyle Purchase Price was $4.1 million and was allocated to LifeStyle’s net tangible and identifiable intangible assets based on their estimated fair values. Based upon management’s valuation, the total purchase price has been allocated as follows:

Total (Amounts in Thousands)
Goodwill	$2,751
Identifiable intangible assets	1,152
Accounts receivable	573
Other assets	32
Property and equipment	18
Accrued liabilities	(291)
Accounts payable	(105)

Total purchase price allocation	$4,130

Management’s assessment of qualitative factors affecting goodwill for LifeStyle includes estimates of market share at the date of purchase, ability to grow in the market, synergy with existing Company operations, and the payor profile in the market.

Identifiable intangible assets acquired consist of trade name and customer relationships (see Note 2 for estimated useful lives of the Company’s identifiable intangible assets). The estimated fair value of identifiable intangible assets was determined, using Level 3 inputs as defined under ASC Topic 820, with the assistance of a valuation specialist. It is anticipated that the goodwill and intangible assets acquired are deductible for tax purposes.

The LifeStyle acquisition accounted for $1.5 million of net service revenues and $0.1 million of net income prior to corporate allocation for the three months ended June 30, 2018 and accounted for $3.0 million of net service revenues and $0.3 million of net income prior to corporate allocation for the six months ended June 30, 2018.

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

The Company’s acquisition of Sun Cities has been accounted for in accordance with ASC Topic 805 and the resulting goodwill and other intangible assets was accounted for under ASC Topic 350. The acquisition was recorded at its fair value as of October 1, 2017. Under business combination accounting, the Sun Cities purchase price was $2.3 million and was allocated to net tangible and identifiable intangible assets of Sun Cities based on their estimated fair values. Based upon management’s valuation, the total purchase price has been allocated as follows:

Total (Amounts in Thousands)
Goodwill	$1,103
Identifiable intangible assets	682
Accounts receivable	240
Cash	321
Other assets	10
Accrued liabilities	(86)
Accounts payable	(14)

Total purchase price allocation	$2,256

Management’s assessment of qualitative factors affecting goodwill for Sun Cities includes estimates of market share at the date of purchase, ability to grow in the market, synergy with existing Company operations, and the payor profile in the market.

Identifiable intangible assets acquired consist of trade name and customer relationships (see Note 2 for estimated useful lives of the Company’s identifiable intangible assets). The estimated fair value of identifiable intangible assets was determined, using Level 3 inputs as defined under ASC Topic 820, with the assistance of a valuation specialist. The goodwill and intangible assets acquired are deductible for tax purposes.

The Sun Cities acquisition accounted for $0.6 million of net service revenues and $35,000 of net income prior to corporate allocation for the three months ended June 30, 2018 and accounted for $1.1 million of net service revenues and $59,000 of net income prior to corporate allocation for the six months ended June 30, 2018.

On April 24, 2017, the Company entered into a definitive securities purchase agreement with HB Management Group, Inc. to purchase Options Services, Inc. d/b/a Options Home Care (“Options Home Care”). On August 1, 2017, the Company completed its acquisition of all the outstanding securities of Options Home Care for a total purchase price of $22.6 million (the “Options Purchase Price”). Options Home Care was a provider of personal care services in more than 20 counties in New Mexico and the acquisition expanded the footprint of the Company’s existing operations in the state. The related acquisition costs, included in general and administrative expenses on the Company’s Unaudited Condensed Consolidated Statements of Income, were $0.8 million and were expensed as incurred. The results of Options Home Care are included on the Company’s Unaudited Condensed Consolidated Statements of Income from the date of the acquisition.

The Company’s acquisition of Options Home Care has been accounted for in accordance with ASC Topic 805 and the resulting goodwill and other intangible assets was accounted for under ASC Topic 350. The acquisition was recorded at its fair value as of August 1, 2017. Under business combination accounting, the Options Purchase Price was $22.6 million and was allocated to Options Home Care’s net tangible and identifiable intangible assets based on their estimated fair values. Based upon management’s valuation, the total purchase price has been allocated as follows:

Total (Amounts in Thousands)
Goodwill	$16,754
Identifiable intangible assets	5,324
Accounts receivable	995
Cash	205
Other assets	41
Accrued liabilities	(695)

Total purchase price allocation	$22,624

Management’s assessment of qualitative factors affecting goodwill for Options Home Care includes estimates of market share at the date of purchase, ability to grow in the market, synergy with existing Company operations, and, the payor profile in the market.

Identifiable intangible assets acquired consist of trade names and customer relationships (see Note 2 for estimated useful lives of the Company’s identifiable intangible assets). The estimated fair value of identifiable intangible assets was determined with the assistance of a valuation specialist. The goodwill and intangible assets acquired are deductible for tax purposes.

The Options Home Care acquisition accounted for $4.4 million of net service revenues and $0.8 million of net income prior to corporate allocation for the three months ended June 30, 2018 and accounted for $8.9 million of net service revenues and $1.6 million of net income prior to corporate allocation for the six months ended June 30, 2018.

The following table contains unaudited pro forma condensed consolidated income statement information of the Company had the acquisitions of Ambercare, Arcadia, LifeStyle, Sun Cities and Options Home Care closed on January 1, 2017.

	For the Three Months Ended June 30, (Amounts in Thousands)
	2018	2017
Net service revenues	$135,556	$133,969
Operating income	9,169	7,730

Net income	$4,989	$1,835

Net income per common share
Basic income per share	$0.43	$0.16

Diluted income per share	$0.42	$0.16

	For the Six Months Ended June 30, (Amounts in Thousands)
	2018	2017
Net service revenues	$272,891	$263,508
Operating income	21,075	16,918

Net income	$13,083	$5,801

Net income per common share
Basic income per share	$1.14	$0.51

Diluted income per share	$1.11	$0.50

The pro forma disclosures in the table above include adjustments for amortization of intangible assets, tax expense and acquisition costs to reflect results that are more representative of the combined results of the transactions as if Ambercare, Arcadia, LifeStyle, Sun Cities and Options Home Care had been acquired effective January 1, 2017. This pro forma information is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred. In addition, future results may vary significantly from the results reflected in the pro forma information. The unaudited pro forma financial information does not reflect the impact of future events that may occur after the acquisition, such as anticipated cost savings from operating synergies.

5. Goodwill and Intangible Assets

A summary of the goodwill activity for the six months ended June 30, 2018 is provided below:

	Goodwill
	Personal Care	Hospice	Home Health	Total
	(Amounts in Thousands)
Goodwill as of December 31, 2017	$90,339	$—	$—	$90,339
Additions for acquisitions	21,428	18,861	2,454	42,743

Goodwill as of June 30, 2018	$111,767	$18,861	$2,454	$133,082

The Company’s identifiable intangible assets consist of customer and referral relationships, trade names, trademarks, non-competition agreements and state licenses. Amortization is computed using straight-line and accelerated methods based upon the estimated useful lives of the respective assets, which range from two to twenty-five years.

The carrying amount and accumulated amortization of each identifiable intangible asset category consisted of the following as of June 30, 2018 and December 31, 2017:

	Customer and referral relationships	Trade names and trademarks	Non-competition agreements	State Licenses	Total
	(Amounts in Thousands)
Gross balance at December 31, 2017	$39,017	$14,641	$2,155	$—	$55,813
Accumulated amortization	(29,147)	(8,198)	(1,872)	—	(39,217)

Net Balance at December 31, 2017	9,870	6,443	283	—	16,596

Gross balance at January 1, 2018	39,017	14,641	2,155	—	55,813
Additions for acquisitions	5,209	6,927	—	2,376	14,512
Accumulated amortization	(30,944)	(9,323)	(1,927)	(41)	(42,235)

Net Balance at June 30, 2018	$13,282	$12,245	$228	$2,335	$28,090

Amortization expense related to the identifiable intangible assets amounted to $1.8 million and $3.0 million for the three and six months ended June 30, 2018, respectively, and $1.0 million and $2.1 million for the three and six months ended June 30, 2017, respectively. Goodwill is not amortized pursuant to ASC Topic 350.

6. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consisted of the following:

	June 30, 2018	December 31, 2017
	(Amounts in Thousands)
Prepaid health insurance	$1,627	$2,901
Workers’ compensation insurance receivable	1,312	543
Prepaid rent	1,088	555
Prepaid workers’ compensation and liability insurance	419	1,332
Other	1,472	3,048

	$5,918	$8,379

Accrued expenses consisted of the following:

	June 30, 2018	December 31, 2017
	(Amounts in Thousands)
Accrued payroll	$21,859	$19,783
Accrued workers’ compensation insurance	14,245	12,574
Accrued health insurance (1)	3,661	6,471
Accrued professional fees	1,491	1,312
Accrued payroll taxes	1,162	1,065
Accrued restructuring (2)	1,033	1,077
Accrued severance	625	562
Other	1,825	1,510

	$45,901	$44,354

(1)	The Company provides health insurance coverage to qualified union employees providing personal care services in Illinois through a Taft-Hartley multi-employer health and welfare plan under Section 302(c)(5) of the Labor Management Relations Act of 1947. The Company’s insurance contributions equal the amount reimbursed by the State of Illinois. Contributions are due within five business days from the date the funds are received from the State of Illinois. Amounts due of $1.8 million and $2.3 million for health insurance reimbursements and contributions were reflected in prepaid insurance and accrued insurance as of June 30, 2018 and December 31, 2017, respectively.
(2)	Accrued restructuring includes reserves for lease commitments related to the closure of three adult day services centers in Illinois during the third quarter of 2016.

7. Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2018	December 31, 2017
	(Amounts in Thousands)
Term loan under the credit facility	$103,732	$44,438
Capital leases	354	1,002
Less unamortized issuance costs	(2,234)	(2,481)

Total	$101,852	$42,959
Less current maturities	(2,494)	(3,099)

Long-term debt	$99,358	$39,860

Capital Leases

On May 1, 2018, with the acquisition of Ambercare, the Company acquired the remainder of a capital lease with Ford Motor Credit Company LLC. The 48-month capital lease was originally entered into on June 27, 2016. The underlying assets are included in “Property and equipment, net of accumulated depreciation and amortization” in the accompanying Unaudited Condensed Consolidated Balance Sheets. This capital lease obligation requires monthly payments through August 2020 and has an implicit interest rate of 6.88%.

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

An analysis of the leased property under capital leases by major classes is as follows.

Classes of Property	Asset Balances at June 30, 2018 (Amounts in Thousands)
Leasehold improvements	$1,484
Furniture and equipment	868
Computer equipment	635
Computer software	303
Transportation equipment	107

Total	3,397

Less: accumulated depreciation	(1,601)

$1,796

The future minimum payments for capital leases as of June 30, 2018 are as follows:

Capital Lease (Amounts In Thousands)
2018	$278
2019	75
2020	22

Total minimum lease payments	375
Less: amount representing estimated executory costs (such as taxes, maintenance and insurance), including profit thereon, included in total minimum lease payments	(11)

Net minimum lease payments	364
Less: amount representing interest (1)	(10)

Present value of net minimum lease payments (2)	$354

(1)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at lease inception.
(2)	Included in the balance sheet as $293,000 of the current portion of long-term debt and $61,000 of the long-term debt, less current portion.

Senior Secured Credit Facility

On May 8, 2017, the Company entered into a credit agreement (the “Credit Agreement”) to obtain a credit facility with certain lenders and Capital One, N.A., as a lender and swing lender and as agent for all lenders. This credit facility totals $250.0 million, replaces the Company’s previous senior secured credit facility totaling $125.0 million (“Terminated Senior Secured Credit Facility”, see description below for more details), and terminates the Second Amended and Restated Credit and Guaranty Agreement, dated as of November 10, 2015, as modified by the May 24, 2016 amendment (as amended, the “Terminated Senior Secured Credit Agreement”), between the Company, certain lenders and Fifth Third Bank, as agent, which evidenced the Terminated Senior Secured Credit Facility. The credit facility includes a $125.0 million revolving loan, a $45.0 million term loan and an $80.0 million delayed draw term loan. The maturity of the credit facility is five years, although the delayed draw term loan is only available until November 8, 2018. Under the terms of an accordion feature of the Credit Agreement, $100.0 million is also available for incremental term loans. Borrowings under the delayed draw term loans and the incremental term loans are limited to financing or refinancing Permitted Acquisitions (as defined in the Credit Agreement). The availability of additional draws under the revolving credit portion of the Company’s credit facility is conditioned, among other things, upon (after giving effect to such draws) the ratio of Consolidated Total Indebtedness (as defined in the Credit Agreement), less subordinated indebtedness, to Consolidated Adjusted EBITDA (as defined in the Credit Agreement) not exceeding 4.25:1.00. In connection with the credit facility, the Company incurred $2.9 million of debt issuance costs.

Addus HealthCare, Inc. (“Addus HealthCare”) is the borrower, with its parent, Holdings, and substantially all of Holdings’ subsidiaries are guarantors under the credit facility. The credit facility is secured by a first priority security interest in all of the Company’s and the other credit parties’ current and future tangible and intangible assets, including the shares of stock of the borrower and subsidiaries.

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

During the second quarter of 2018, the Company drew a total of approximately $60.4 million on its delayed draw term loan under the credit facility to fund the acquisitions of Ambercare and Arcadia.

As of June 30, 2018, the Company had a total of $103.7 million of term loans outstanding with an interest rate of 4.48% on the credit facility and the total availability under the revolving credit loan facility was $90.4 million.

As of December 31, 2017, the Company had a total of $44.4 million of term loans outstanding with an interest rate of 3.86% on the credit facility and the total availability under the revolving credit loan facility was $105.1 million.

The Credit Agreement contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The Credit Agreement also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum fixed charge coverage ratio, a requirement to stay below a maximum senior leverage ratio and a requirement to stay below a maximum permitted amount of capital expenditures, as well as restrictions on guarantees, indebtedness, liens, investments and loans, subject to customary carve outs, a restriction on dividends (provided that Addus HealthCare may make distributions to the Company in an amount that does not exceed $5.0 million in any year absent of an event of default, plus limited exceptions for tax and administrative distributions), a restriction on the ability to consummate acquisitions in amounts exceeding $60.0 million individually and $80.0 million in the aggregate each year (in each case, without the consent of the lenders), restrictions on mergers, dispositions of assets, and affiliate transactions, and restrictions on fundamental changes and lines of business. As of June 30, 2018, the Company was in compliance with all of its Credit Agreement covenants.

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

8. Income Taxes

A reconciliation of the statutory federal tax rate of 21.0% for the three and six months ended June 30, 2018 and 35.0% for the three and six months ended June 30, 2017 is summarized as follows:

	Three Months Ended June 30,
	2018	2017
Federal income tax at statutory rate	21.0%	35.0%
State and local taxes, net of federal benefit	7.1	5.2
Jobs tax credits, net	(6.9)	(8.1)
Nondeductible permanent items	1.6	0.5
Other	(0.3)	(2.4)

Effective income tax rate	22.5%	30.2%

	Six Months Ended June 30,
	2018	2017
Federal income tax at statutory rate	21.0%	35.0%
State and local taxes, net of federal benefit	7.0	5.2
Jobs tax credits, net	(9.0)	(7.4)
Nondeductible permanent items	1.3	0.5
Other	0.2	(1.2)

Effective income tax rate	20.5%	32.1%

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“Tax Reform Act”). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35.0% to a flat 21.0% rate, effective January 1, 2018. The effective income tax rate was 22.5% and 30.2% for the three months ended June 30, 2018 and 2017, respectively. The difference between our federal statutory and effective income tax rates are principally due to the inclusion of state taxes and the use of federal employment tax credits. A provisional valuation allowance increased $0.1 million and $0.2 million in the three and six months ended June 30, 2018, respectively, as a result of the elimination of a performance based equity exception in calculating the $1.0 million limitation for 162(m) under the Tax Reform Act.

In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Job Act, (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. Additional work is necessary for a more detailed analysis of our deferred tax assets and liabilities as well as potential correlative adjustments. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed. No additional estimated amounts were finalized during the quarter ending June 30, 2018.

9. Commitments and Contingencies

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

10. Severance and Restructuring

In 2016, the Company initiated steps to streamline its operations. The Company incurred total expenses related to these initiatives of approximately $0.6 million and $50,000 for the three months ended June 30, 2018 and 2017, respectively, and $1.1 million and $0.9 million for the six months ended June 30, 2018 and 2017, respectively. These costs are included in general and administrative expenses on the Unaudited Condensed Consolidated Statements of Income. The expenses recorded for the three and six months ended June 30, 2018 included costs related to terminated employees and other professional fees. The expenses recorded for the three and six months ended June 30, 2017 included costs related to terminated employees and fees related to the termination of professional service relationships. The Company expects some additional restructuring and other costs to occur, however, the amount and timing cannot be determined at this time.

The following provides the components of and changes in our severance and restructuring accruals:

	Employee Termination Costs	Restructuring and Other
	(Amounts in Thousands)
Balance at December 31, 2017	$562	$1,077
Provision	579	492
Utilization	(516)	(536)

Balance at June 30, 2018	$625	$1,033

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

11. Segment Information

Operating segments are defined as components of a company that engage in business activities from which it may earn revenues and incur expenses, and for which separate financial information is available and is regularly reviewed by our chief operating decision makers, to assess the performance of the individual segments and make decisions about resources to be allocated to the segments. Our operations involve servicing patients through our three reportable business segments: personal care, hospice and home health. As a result of the acquisition of Ambercare on May 1, 2018, we began reporting the hospice and home health segments.

Our personal care segment provides non-medical assistance with activities of daily living, primarily to persons who are at risk of hospitalization or institutionalization, such as the elderly, chronically ill and disabled. Our hospice segment provides physical, emotional and spiritual care for people who are terminally ill and their families. Our home health segment provides services that are primarily medical in nature to those individuals who may require assistance during an illness or after surgery and include skilled nursing and physical, occupational and speech therapy.

The tables below set forth information about our reportable segments for the three and six months ended June 30, 2018 and 2017 along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements. Segment assets are not reviewed by the company’s chief decision makers and therefore are not disclosed below.

Segment operating income consists of the net service revenues generated by a segment, less the direct costs of service revenues and general and administrative expenses that are incurred directly by the segment. Unallocated general and administrative costs are those costs for functions performed in a centralized manner and therefore not attributable to a particular segment. These costs include accounting, finance, human resources, legal, information technology, corporate office support and facility costs and overall corporate management.

	For the Three Months Ended June 30, 2018
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$125,065	$4,649	$1,523	$131,237
Cost of services revenues	91,843	2,574	1,098	95,515

Gross profit	33,222	2,075	425	35,722
Provision for doubtful accounts	84	2	1	87
General and administrative expenses	10,225	852	342	11,419

Segment operating income	$22,913	$1,221	$82	$24,216

	For the Six Months Ended June 30, 2018
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$234,512	$4,649	$1,523	$240,684
Cost of services revenues	173,387	2,574	1,098	177,059

Gross profit	61,125	2,075	425	63,625
Provision for doubtful accounts	162	2	1	165
General and administrative expenses	18,627	852	342	19,821

Segment operating income	$42,336	$1,221	$82	$43,639

Segment Reconciliation:	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
	(Amounts in Thousands)
Total segment operating income	$24,216	$43,639
Items not allocated at segment level:
Other general and administrative expenses	14,989	28,045
Depreciation and amortization	2,335	4,141
Interest income	(32)	(2,355)
Interest expense	1,382	2,293

Income before income taxes	$5,542	$11,515

	For the Three Months Ended June 30, 2017
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$103,559	$—	$—	$103,559
Cost of services revenues	75,048	—	—	75,048

Gross profit	28,511	—	—	28,511
Provision for doubtful accounts	2,070	—	—	2,070
General and administrative expenses	8,673	—	—	8,673

Segment operating income	$17,768	$—	$—	$17,768

	For the Six Months Ended June 30, 2017
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$205,165	$—	$—	$205,165
Cost of services revenues	149,337	—	—	149,337

Gross profit	55,828	—	—	55,828
Provision for doubtful accounts	4,102	—	—	4,102
General and administrative expenses	17,591	—	—	17,591

Segment operating income	$34,135	$—	$—	$34,135

Segment Reconciliation:	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2017
	(Amounts in Thousands)
Total segment operating income	$17,768	$34,135
Items not allocated at segment level:
Other general and administrative expenses	10,333	20,288
Gain on sale of assets	—	(2,065)
Depreciation and amortization	1,514	3,030
Interest income	(13)	(20)
Interest expense	2,108	2,759
Other income	(44)	(101)

Income before income taxes	$3,870	$10,244

12. Significant Payors

For the three and six months ended June 30, 2018 and 2017 the Company’s revenue mix by payor type was as follows:

	Personal Care
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018		2017		2018		2017
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
State, local and other governmental programs	$72,499	57.9%	$68,393	66.0%	$139,405	59.4%	$134,337	65.4%
Managed care organizations	43,295	34.6	32,363	31.3	81,538	34.8	65,189	31.8
Private pay	5,571	4.5	2,116	2.0	9,312	4.0	4,270	2.1
Commercial insurance	1,845	1.5	687	0.7	2,402	1.0	1,369	0.7
Other	1,855	1.5	—	—	1,855	0.8	—	—

Total personal care segment net service revenues	$125,065	100.0%	$103,559	100.0%	$234,512	100.0%	$205,165	100.0%

	Hospice
	For the Three and Six Months Ended June 30,
	2018
	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$4,353	93.7%
Managed care organizations	295	6.3
Other	1	0.0

Total hospice segment net service revenues	$4,649	100.0%

	Home Health
	For the Three and Six Months Ended June 30,
	2018
	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$1,404	92.2%
Managed care organizations	108	7.1
Other	11	0.7

Total home health segment net service revenues	$1,523	100.0%

The percentages of segment revenue for each of the Company’s significant states for the three and six months ended June 30, 2018 and 2017 were as follows:

	Personal Care
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018		2017		2018		2017
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Illinois	$58,314	46.7%	$54,562	52.7%	$115,594	49.3%	$108,557	52.9%
New York	15,800	12.6	14,391	13.9	31,185	13.3	28,658	14.0
New Mexico	14,794	11.8	7,264	7.0	26,581	11.3	14,208	6.9
All other states	36,157	28.9	27,342	26.4	61,152	26.1	53,742	26.2

Total personal care segment net service revenues	$125,065	100.0%	$103,559	100.0%	$234,512	100.0%	$205,165	100.0%

	Hospice
	For the Three and Six Months Ended June 30,
	2018
	Amount (in Thousands)	% of Segment Net Service Revenues
New Mexico	$4,649	100.0%

Total hospice segment net service revenues	$4,649	100.0%

	Home Health
	For the Three and Six Months Ended June 30,
	2018
	Amount (in Thousands)	% of Segment Net Service Revenues
New Mexico	$1,523	100.0%

Total home health segment net service revenues	$1,523	100.0%

A substantial portion of the Company’s net service revenues and accounts receivable are derived from services performed for state and local governmental agencies. The Illinois Department on Aging, which is the largest payor program for our Illinois personal care operations, accounted for 30.4% and 36.7% of the Company’s net service revenues for the three months ended June 30, 2018 and 2017, respectively and accounted for 33.1% and 36.6% of the Company’s net service revenues for the six months ended June 30, 2018 and 2017, respectively.

The related receivables due from the Illinois Department on Aging represented 24.0% and 37.5% of the Company’s net accounts receivable at June 30, 2018 and December 31, 2017, respectively.

13. Concentration of Cash

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

You should read the following discussion together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements about our business and operations. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words like “believes,” “belief,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “would,” “should” and similar expressions are intended to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. These risks and uncertainties include, but are not limited to, the risks set forth in our filings with the Securities and Exchange Commission from time to time, including the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2017, filed on March 14, 2018 and in Part II, Item 1A of this Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on any forward-looking statement as a prediction of future events. We expressly disclaim any obligation or undertaking and we do not intend to release publicly any updates or changes in our expectations concerning the forward-looking statements or any changes in events, conditions or circumstances upon which any forward-looking statement may be based, except as required by law.

Overview

During the second quarter of 2018, we completed the Arcadia and Ambercare acquisitions. Prior to the Ambercare acquisition, we operated one business segment as a provider of personal care services. Following this acquisition, we began operating our business with two additional segments: hospice and home health. Our personal care segment provides non-medical assistance with activities of daily living, primarily to persons who are at risk of hospitalization or institutionalization, such as the elderly, chronically ill and disabled. Our hospice segment provides physical, emotional and spiritual care for people who are terminally ill and their families. Our home health segment provides services that are primarily medical in nature to individuals who may require assistance during an illness or after surgery and include skilled nursing and physical, occupational and speech therapy.

As of June 30, 2018, we provided our services in 25 states through 157 offices. Our payor clients include Medicare, state and local governmental agencies, managed care organizations, commercial insurers and private individuals. For the six months ended June 30, 2018 and 2017, we served approximately 48,000 and 42,000 discrete individuals, respectively. Our personal care segment also includes staffing services provided to approximately 140 businesses for the six months ended June 30, 2018, with clients for staffing services including assisted living facilities, nursing homes and hospice facilities.

Our services are principally provided in the home under agreements with Medicare, state and local government agencies. Our consumers are predominately “dual eligible,” meaning they are eligible to receive both Medicare and Medicaid benefits. The federal government permits states to initiate dual eligible demonstration programs and other managed Medicaid initiatives designed to coordinate the services provided through Medicare and Medicaid, with the overall objective of improving care quality and reducing costs. Managed care revenues accounted for 33.3% and 31.3% of our revenue mix during the three months ended June 30, 2018 and 2017, respectively and 34.0% and 31.8% of our revenue mix during the six months ended June 30, 2018 and 2017, respectively.

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

The hospice services we provide include personal care from nursing assistants, medical equipment and supplies, visits from social workers and chaplains, nursing visits, physician home visits and respite care. Generally, patients receiving hospice services have a life expectancy of six months or less.

The home health services we provide include medication management and education, diabetes management, wound care, pediatric care, ostomy care, continence care, infusion therapy, vestibular therapy, occupational therapy, speech therapy and physical therapy. We generally provide home health services on a short-term, intermittent or episodic basis to individuals recovering from an acute medical condition.

Our services and model play a number of crucial roles in the overall healthcare continuum. By providing services in the home to the elderly and others who require long-term service and support with the activities of daily living, we can lower the cost of chronic and acute care treatment, in part by delaying or eliminating the need for care in more expensive settings. In addition, we utilize our home care aides to observe and report changes in the condition of our consumers for the purpose of early intervention in the disease process, with the goal of reducing the cost of medical services by preventing unnecessary emergency room visits and/or hospital admissions and re-admissions. We coordinate the services provided by our team with those of other healthcare agencies as appropriate. Changes in a consumer’s conditions are evaluated by appropriately trained managers and may result in a report to the consumer’s case manager at a managed care organization or other payor. Our model also is designed to improve consumer outcomes and satisfaction by providing care in the preferred setting of the home and by providing opportunities to improve the consumer’s conditions and allow early intervention as indicated.

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

We utilize Interactive Voice Response (“IVR”) systems and smart phone applications to communicate with the majority of our aides. Through these technologies, our aides and other providers are able to report changes in health conditions to an appropriate manager for triage and evaluation. In addition, we use these technologies to record basic information about each visit, record start and end times for a scheduled shift, track mileage reimbursement, send text messages to the aide and communicate basic payroll information.

In addition to our organic growth, we have been growing through acquisitions that have expanded our presence in current markets or facilitated our entry into new markets where in-home care has been moving to managed care organizations.

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

On April 1, 2018, we completed an acquisition of certain assets of Arcadia for approximately $18.9 million. Arcadia provides home care services to approximately 2,300 consumers through 26 offices in 10 states. We funded this acquisition through the delayed draw term loan portion of our credit facility.

On May 1, 2018, we completed the acquisition of all of the issued and outstanding stock of Ambercare for approximately $39.6 million plus the amount of excess cash held by Ambercare at closing (approximately $12.0 million) to expand in the State of New Mexico. We completed this acquisition May 1, 2018. We funded this acquisition through the delayed draw term loan portion of our credit facility.

Through the acquisitions that were completed in the second quarter of 2018, we have acquired the businesses that comprise our hospice and home health segments.

Business

As of June 30, 2018, we provided our services in 25 states through 157 offices. Our payor clients include Medicare, state and local governmental agencies, managed care organizations, commercial insurers and private individuals. For the six months ended June 30, 2018 and 2017, we served approximately 48,000 and 42,000 discrete customers, respectively.

For the three and six months ended June 30, 2018 and 2017 our revenue mix by payor type was as follows:

	Personal Care
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018		2017		2018		2017
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
State, local and other governmental programs	$72,499	57.9%	$68,393	66.0%	$139,405	59.4%	$134,337	65.4%
Managed care organizations	43,295	34.6	32,363	31.3	81,538	34.8	65,189	31.8
Private pay	5,571	4.5	2,116	2.0	9,312	4.0	4,270	2.1
Commercial insurance	1,845	1.5	687	0.7	2,402	1.0	1,369	0.7
Other	1,855	1.5	—	—	1,855	0.8	—	—

Total personal care segment net service revenues	$125,065	100.0%	$103,559	100.0%	$234,512	100.0%	$205,165	100.0%

	Hospice
	For the Three and Six Months Ended June 30,
	2018
	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$4,353	93.7%
Managed care organizations	295	6.3
Other	1	0.0

Total hospice segment net service revenues	$4,649	100.0%

	Home Health
	For the Three and Six Months Ended June 30,
	2018
	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$1,404	92.2%
Managed care organizations	108	7.1
Other	11	0.7

Total home health segment net service revenues	$1,523	100.0%

The percentages of segment revenue for each of the Company’s significant states for the three and six months ended June 30, 2018 and 2017 were as follows:

	Personal Care
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018		2017		2018		2017
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Illinois	$58,314	46.7%	$54,562	52.7%	$115,594	49.3%	$108,557	52.9%
New York	15,800	12.6	14,391	13.9	31,185	13.3	28,658	14.0
New Mexico	14,794	11.8	7,264	7.0	26,581	11.3	14,208	6.9
All other states	36,157	28.9	27,342	26.4	61,152	26.1	53,742	26.2

Total personal care segment net service revenues	$125,065	100.0%	$103,559	100.0%	$234,512	100.0%	$205,165	100.0%

	Hospice
	For the Three and Six Months Ended June 30,
	2018
	Amount (in Thousands)	% of Segment Net Service Revenues
New Mexico	$4,649	100.0%

Total hospice segment net service revenues	$4,649	100.0%

	Home Health
	For the Three and Six Months Ended June 30,
	2018
	Amount (in Thousands)	% of Segment Net Service Revenues
New Mexico	$1,523	100.0%

Total home health segment net service revenues	$1,523	100.0%

A significant amount of our net service revenues are derived from one payor client, the Illinois Department on Aging, which accounted for 30.4% and 36.7% of our total net service revenues for the three months ended June 30, 2018 and 2017, respectively, and accounted for 33.1% and 36.6% of our total net service revenues for the six months ended June 30, 2018 and 2017, respectively. The Illinois Department on Aging’s payments for non-Medicaid consumers have been delayed in the past and may continue to be delayed in the future due to budget disputes that began in 2015. The State of Illinois did not adopt a comprehensive budget for fiscal year 2016, which ended on June 30, 2016, or a comprehensive budget for fiscal year 2017, which ended on June 30, 2017. On July 6, 2017, the State of Illinois passed a budget for state fiscal year 2018, which began on July 1, 2017. The budget for fiscal year 2018 authorized the Illinois Department on Aging to pay for services the Company rendered to non-Medicaid consumers in prior fiscal years. We began receiving delayed payments in July of 2017 and we have received all such payments. On June 4, 2018, the State of Illinois passed a budget for state fiscal year 2019, which began on July 1, 2018.

On December 2nd, 2014, the Chicago City Council passed an ordinance that will raise the minimum wage for Chicago workers to $13 per hour by 2019, with increases up to $1 per hour effective on July 1 of each year such that the rate is $12 per hour effective as of July 1, 2018. The wage increases in 2015 and 2016 did not have a material impact on the Company because of our existing wage scale, and the 2017 wage increase was offset by a rate increase in the 2018 fiscal year Illinois budget that was specifically intended to be passed through as wage increases. In the budget process for the 2019 fiscal year budget, a similar provision was proposed but was not included in the final 2019 fiscal year budget. We believe that there is legislative support for an increase and anticipate that a pass-through increase to offset the wage increase could be passed in a November session or, more likely, in the first half of 2019, although there is no guarantee that a rate increase will pass at all or as to the timing of any such rate increase. In quarters for which a rate increase is not in effect, this could have a material adverse effect on net income.

We measure the performance of our segments using a number of different metrics. For the personal care segment, these include billable hours, billable hours per business day, revenues per billable hour and the number of consumers, or census. For the hospice segment, these include admissions, average daily census, average length of stay and revenue per patient day. For the home health segment, these include admissions, recertifications, total volume, number of visits, completed episodes and average revenue per completed episode.

Results of Operations- Consolidated

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

The following table sets forth, for the periods indicated, our unaudited condensed consolidated results of operations.

	For the Three Months Ended June 30,
	2018		2017		Change
	Amount	% Of Net Service Revenues	Amount	% Of Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Net service revenues	$131,237	100.0%	$103,559	100.0%	$27,678	26.7%
Cost of service revenues	95,515	72.8	75,048	72.5	20,467	27.3

Gross profit	35,722	27.2	28,511	27.5	7,211	25.3
General and administrative expenses	26,408	20.1	19,006	18.4	7,402	38.9
Provision for doubtful accounts	87	0.1	2,070	2.0	(1,983)	(95.8)
Depreciation and amortization	2,335	1.8	1,514	1.5	821	54.2

Total operating expenses	28,830	22.0	22,590	21.8	6,240	27.6

Operating income	6,892	5.3	5,921	5.7	971	16.4

Interest income	(32)		(13)		(19)

Interest expense	1,382	1.1	2,108	2.0	(726)

Total interest (income) expense, net	1,350	1.0	2,095	2.0	(745)	(35.6)
Other income	—		44		(44)

Income before income taxes	5,542	4.2	3,870	3.7	1,672	43.2
Income tax expense	1,245	0.9	1,170	1.1	75	6.4

Net income	$4,297	3.3%	$2,700	2.6%	$1,597	59.1%

Net service revenues increased by $27.6 million, or 26.7%, to $131.2 million for the three months ended June 30, 2018 compared to $103.6 million for the same period in 2017. Net service revenues increased primarily due to the acquisitions of Arcadia and Ambercare during the second quarter of 2018 and a general increase in our overall business in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. This increase in net service revenues was offset by a $2.3 million decrease in net service revenues as a result of our adoption of ASC 606. Under ASC 606 the majority of what historically was classified as provision for doubtful accounts under operating expenses is now treated as an implicit price concession factored into net service revenues. See Note 2 to the Notes to Condensed Consolidated Financial Statements (Unaudited) Summary of Significant Accounting Policies for additional information.

Gross profit, expressed as a percentage of net service revenues, decreased to 27.2% for the three months ended June 30, 2018, compared to 27.5% for the same period in 2017. The decrease was primarily due to our adoption of ASC 606, as described above, which resulted in a $2.3 million decrease in net service revenues, reducing our gross profit with no change to operating income or net income. This decrease was offset by the acquisition of the relatively higher margin Ambercare business in the second quarter of 2018.

General and administrative expenses, expressed as a percentage of net service revenues increased to 20.1% for the three months ended June 30, 2018, from 18.4% for the three months ended June 30, 2017. General and administrative expenses increased to $26.4 million as compared to $19.0 million for the three months ended June 30, 2018 and 2017, respectively. The increase in general and administrative expenses was primarily due to acquisitions that resulted in an increase in administrative employee wages, taxes and benefit costs of $5.0 million.

Provision for doubtful accounts decreased by approximately $2.0 million to $87,000 for the three months ended June 30, 2018 compared to $2.1 million for the same period in 2017. The decrease was primarily due to our adoption of ASC 606 which resulted in a $2.3 million decrease in the provision for doubtful accounts as the majority of what historically was classified as provision for doubtful accounts under operating expenses is now treated as an implicit price concession factored into net service revenues.

Depreciation and amortization expense increased to $2.3 million from $1.5 million for the three months ended June 30, 2018 and 2017, respectively. Amortization of intangibles totaled $1.8 million and $1.1 million for the three months ended June 30, 2018 and 2017, respectively.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

The following table sets forth, for the periods indicated, our unaudited condensed consolidated results of operations.

	For the Six Months Ended June 30,
	2018		2017		Change
	Amount	% Of Net Service Revenues	Amount	% Of Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Net service revenues	$240,684	100.0%	$205,165	100.0%	$35,519	17.3%
Cost of service revenues	177,059	73.6	149,337	72.8	27,722	18.6

Gross profit	63,625	26.4	55,828	27.2	7,797	14.0
General and administrative expenses	47,866	19.9	37,879	18.5	9,987	26.4
Gain on sale of adult day services center	—	—	(2,065)	(1.0)	2,065	(100.0)
Provision for doubtful accounts	165	—	4,102	2.0	(3,937)	(96.0)
Depreciation and amortization	4,141	1.7	3,030	1.5	1,111	36.7

Total operating expenses	52,172	21.7	42,946	20.9	9,226	21.5

Operating income	11,453	4.8	12,882	6.3	(1,429)	(11.1)

Interest income	(2,355)	(1.0)	(20)	—	(2,335)
Interest expense	2,293	1.0	2,759	1.3	(466)

Total interest expense, net	(62)	—	2,739	1.3	(2,801)	(102.3)
Other income	—		101		(101)

Income before income taxes	11,515	4.8	10,244	5.0	1,271	12.4
Income tax expense	2,360	1.0	3,285	1.6	(925)	(28.2)

Net income	$9,155	3.8%	$6,959	3.4%	$2,196	31.6%

Net service revenues increased by $35.5 million, or 17.3%, to $240.7 million for the six months ended June 30, 2018 compared to $205.2 million for the same period in 2017. Net service revenues increased primarily due to the acquisitions of Arcadia and Ambercare during the second quarter of 2018 and a general increase in our overall business in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. This increase in net service revenues was offset by a $4.3 million decrease in net service revenues as a result of our adoption of ASC 606. Under ASC 606 the majority of what historically was classified as provision for doubtful accounts under operating expenses is now treated as an implicit price concession factored into net service revenues. See Note 2 to the Notes to Condensed Consolidated Financial Statements (Unaudited) Summary of Significant Accounting Policies for additional information.

Gross profit, expressed as a percentage of net service revenues, decreased to 26.4% for the six months ended June 30, 2018, compared to 27.2% for the same period in 2017. The decrease was primarily due to our adoption of ASC 606, as described above, which resulted in a $4.3 million decrease in net service revenues, reducing our gross profit with no change to operating income or net income. This decrease was offset by the acquisition of the relatively higher margin Ambercare business in the second quarter of 2018.

General and administrative expenses, expressed as a percentage of net service revenues increased to 19.9% for the six months ended June 30, 2018, from 18.5% for the six months ended June 30, 2017. General and administrative expenses increased to $47.9 million as compared to $37.9 million for the six months ended June 30, 2018 and 2017, respectively. The increase in general and administrative expenses was primarily due to acquisitions that resulted in an increase in administrative employee wages, taxes and benefit costs of $6.6 million and an increase in acquisition expenses of $0.9 million.

Provision for doubtful accounts decreased by approximately $3.9 million to $0.2 million for the six months ended June 30, 2018 compared to $4.1 million for the same period in 2017. The decrease was primarily due to our adoption of ASC 606 which resulted in a $4.3 million decrease in the provision for doubtful accounts as the majority of what historically was classified as provision for doubtful accounts under operating expenses is now treated as an implicit price concession factored into net service revenues.

Depreciation and amortization expense increased to $4.1 million from $3.0 million for the six months ended June 30, 2018 and 2017, respectively. Amortization of intangibles totaled $3.0 million and $2.1 million for the six months ended June 30, 2018 and 2017, respectively.

Interest Income

Illinois law entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. We accounted for the interest income in accordance with ASC 606. The amount and intent of the State of Illinois to provide payment was not certain, as such, the interest income was recognized when the State of Illinois approved a prompt payment interest penalty during the six months ended June 30, 2018, removing the constraint related to the amount and intent to pay the prompt payment interest. For the three months ended June 30, 2018, we did not receive any prompt payment interest. For the six months ended June 30, 2018, we received $2.3 million in prompt payment interest and reported it in our Unaudited Condensed Consolidated Statements of Income as interest income. For the three and six months ended June 30, 2017, we did not receive any prompt payment interest. While we may be owed additional prompt payment interest, the amount, timing, and intent to provide receipt of such payments remains uncertain, and we will continue to recognize prompt payment interest income upon satisfaction of these constraints.

Interest Expense

For the three months ended June 30, 2018 as compared to June 30, 2017, interest expense decreased to $1.4 million from $2.1 million. For the six months ended June 30, 2018 as compared to June 30, 2017, interest expense decreased to $2.3 million from $2.8 million. The decreases in interest expense are primarily due to the write-off of the unamortized debt issuance costs in the amount of $1.3 million upon the termination of our Terminated Senior Secured Credit Facility on May 8, 2017, offset by increased interest expense due to higher outstanding term loan balance under our credit facility. See Note 7 to the Notes to Condensed Consolidated Financial Statements (Unaudited) Long-Term Debt for additional information.

Other Income

For the three and six months ended June 30, 2017, other income of $0.1 million consisted of income distributions received from the cost method investments in joint ventures, which were sold on October 1, 2017. We accounted for this income in accordance with ASC Topic 325, “Investments—Other.” and recognized the net accumulated earnings only to the extent distributed by the joint ventures on the date received.

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. Our federal statutory rate was 21.0% and 35.0% for the three and six months ended June 30, 2018 and 2017, respectively. The effective income tax rate was 22.5% and 30.2% for the three months ended June 30, 2018 and 2017, respectively and 20.5% and 32.1% for the six months ended June 30, 2018 and 2017, respectively. The difference between our federal statutory and effective income tax rates are principally due to the inclusion of state taxes and the use of federal employment tax credits. A provisional valuation allowance increased $0.1 million and $0.2 million in the three and six months ended June 30, 2018, respectively, as a result of the elimination of a performance based equity exception in calculating the $1.0 million limitation for 162(m) under the Tax Reform Act.

Results of Operations – Segments

The following tables and related analysis summarize our operating results and business metrics by segment:

Personal Care Segment

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2018		2017		Change		2018		2017		Change
Personal Care Segment	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
Operating Results
Net service revenues	$125,065	100.0%	$103,559	100.0%	$21,506	20.8%	$234,512	100.0%	$205,165	100.0%	$29,347	14.3%
Cost of services revenues	91,843	73.4	75,048	72.5	16,795	22.4	173,387	73.9	149,337	72.8	24,050	16.1

Gross profit	33,222	26.6	28,511	27.5	4,711	16.5	61,125	26.1	55,828	27.2	5,297	9.5
Provision for doubtful accounts	84	0.1	2,070	2.0	(1,986)	(95.9)	162	0.1	4,102	2.0	(3,940)	(96.1)
General and administrative expenses	10,225	8.2	8,673	8.4	1,552	17.9	18,627	7.9	17,591	8.6	1,036	5.9

Segment operating income	$22,913	18.3%	$17,768	17.2%	$5,145	29.0%	$42,336	18.1%	$34,135	16.6%	$8,201	24.0%

Business Metrics (Actual Numbers, Except Billable Hours in Thousands)
Average billable census	37,749		33,959		3,790	11.2%	37,741		33,953		3,788	11.2%
Billable hours	6,828		5,837		991	17.0	12,858		11,636		1,222	10.5
Average billable hours per census per month	59.8		57.3		2.5	4.4	56.5		57.1		(0.6)	(1.1)
Billable hours per business day	105,053		89,798		15,255	17.0	98,910		89,511		9,399	10.5
Revenues per billable hour	$18.32		$17.74		$0.58	3.3%	$18.24		$17.63		$0.61	3.5%

Net service revenues from state, local and other governmental programs accounted for 57.9% and 66.0% of net service revenues for the three months ended June 30, 2018 and 2017, respectively and 59.4% and 65.4% of net service revenues for the six months ended June 30, 2018 and 2017, respectively. Managed care organizations accounted for 34.6% and 31.3% of net service revenues for the three months ended June 30, 2018 and 2017, respectively and 34.8% and 31.8% of net service revenues for the six months ended June 30, 2018 and 2017, respectively, with commercial insurance, private pay and other payors accounting for the remainder of net service revenues. A significant amount of our net service revenues were derived from one payor client, the Illinois Department on Aging, which accounted for 30.4% and 36.7% of net service revenues for the three months ended June 30, 2018 and 2017, respectively and 33.1% and 36.6% of net service revenues for the six months ended June 30, 2018 and 2017, respectively.

Net service revenues increased by 20.8% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Net service revenues increased primarily as a result of a 17.0% increase in billable hours and a 3.3% increase in revenues per billable hour in the three months June 30, 2018 as compared to the three months ended June 30, 2017. Net service revenues increased by 14.3% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Net service revenues increased primarily as a result of a 10.5% increase in billable hours and a 3.5% increase in revenues per billable hour in the six months June 30, 2018 as compared to the six months ended June 30, 2017. These increases in net service revenues were offset by a $2.3 million and $4.3 million decrease in net service revenues for the three and six months ended June 30, 2017, respectively, as a result of our adoption of ASC 606. Under ASC 606 the majority of what historically was classified as provision for doubtful accounts under operating expenses is now treated as an implicit price concession factored into net service revenues. See Note 2 to the Notes to Condensed Consolidated Financial Statements (Unaudited) Summary of Significant Accounting Policies for additional information.

Gross profit, expressed as a percentage of net service revenues, decreased from 27.5% for the three months ended June 30, 2017 to 26.6% for the three months ended June 30, 2018 and from 27.2% for the six months ended June 30, 2017 to 26.1% for the six months ended June 30, 2018. The decrease was primarily due to our adoption of ASC 606, as described above, which resulted in a $2.3 million and $4.3 million decrease in net service revenues for the three and six months ended June 30, 2018, respectively. The adoption of ASC 606 reduced our gross profit with no change to operating income or net income.

Provision for doubtful accounts decreased by approximately $2.0 million to $84,000 for the three months ended June 30, 2018 compared to $2.1 million for the same period in 2017. Provision for doubtful accounts decreased by approximately $3.9 million to $162,000 for the six months ended June 30, 2018 compared to $4.1 million for the same period in 2017. The decrease was primarily due to our adoption of ASC 606 which resulted in a $2.3 million and $4.3 million decrease in the provision for doubtful accounts for the three and six months ended June 30, 2017, respectively, as the majority of what historically was classified as provision for doubtful accounts under operating expenses is now treated as an implicit price concession factored into net service revenues.

General and administrative expenses increased by approximately $1.6 million and $1.0 million for the three and six months ended June 30, 2018, respectively. The increase in general and administrative expenses was primarily due to acquisitions that resulted in a $0.6 million and $0.4 million increase in administrative employee wages, taxes and benefit costs, a $0.5 million and $0.5 million increase in commissions, and a $0.2 million and $0.1 million increase in rent expenses for the three and six months ended June 30, 2018, respectively.

Hospice Segment

	For the Three and Six Months Ended June 30,
	2018
Hospice Segment	Amount	% of Segment Net Service Revenues
Operating Results	(Amounts in Thousands, Except Percentages)
Net service revenues	$4,649	100.0%
Cost of services revenues	2,574	55.4

Gross profit	2,075	44.6
Provision for doubtful accounts	2	—
General and administrative expenses	852	18.3

Segment operating income	$1,221	26.3%

Business Metrics (Actual Numbers)
Admissions	250
Average daily census	541
Average length of stay	158
Patient days	32,600
Revenue per patient day	$142.60

On May 1, 2018, with the completion of the acquisition of Ambercare, we began operating a hospice segment. Hospice generates net service revenues by providing care to patients with a life expectancy of six months or less and their families. Net service revenues from Medicare accounted for 93.7% and managed care organizations accounted for 6.3% for the three and six months ended June 30, 2018.

Gross profit, expressed as a percentage of net service revenues was 44.6% for the three and six months ended June 30, 2018.

General and administrative expenses, expressed as a percentage of net service revenues was 18.3% for the three and six months ended June 30, 2018. The hospice segment’s general and administrative expenses primarily consist of administrative employee wages, taxes and benefit costs, rent, information technology and office expenses.

The hospice segment’s operating income was $1.2 million for the three and six months ended June 30, 2018.

Home Health Segment

	For the Three and Six Months Ended June 30,
	2018
Home Health Segment	Amount	% of Segment Net Service Revenues
Operating Results	(Amounts in Thousands, Except Percentages)
Net service revenues	$1,523	100.0%
Cost of services revenues	1,098	72.1

Gross profit	425	27.9
Provision for doubtful accounts	1	0.1
General and administrative expenses	342	22.5

Segment operating income	$82	5.4%

Business Metrics (Actual Numbers)
New admissions	388
Recertifications	369

Total volume	757
Visits	12,857

On May 1, 2018, with the acquisition of Ambercare, we began operating a home health segment. Home health generates net service revenues by providing home health services on a short-term, intermittent or episodic basis to individuals, generally to treat an illness or injury. Net service revenues from Medicare accounted for 92.2%, managed care organizations accounted for 7.1% and other accounted for 0.7% for the three and six months ended June 30, 2018.

Gross profit, expressed as a percentage of net service revenues was 27.9% for the three and six months ended June 30, 2018.

General and administrative expenses, expressed as a percentage of net service revenues was 22.5% for the three and six months ended June 30, 2018. The home health segment’s general and administrative expenses consist of administrative employee wages, taxes and benefit costs, rent, information technology and office expenses.

The home health segment’s operating income was $82,000 for the three and six months ended June 30, 2018.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash from operations and borrowings under our credit facility. As described below under “Senior Secured Credit Facility”, we entered into a credit facility on May 8, 2017 that replaced our Terminated Senior Secured Credit Facility (see “Terminated Senior Secured Credit Facility” below). At June 30, 2018 and December 31, 2017, we had cash balances of $69.2 million and $53.8 million, respectively.

During the second quarter of 2018, we drew a total of approximately $60.4 million on our delayed draw term loan under the credit facility to fund the acquisitions of Ambercare and Arcadia.

As of June 30, 2018, we had a total of $103.7 million outstanding on our credit facility. After giving effect to the amount drawn on our credit facility, approximately $10.6 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA, we had $90.4 million available for borrowing under our credit facility.

    As of December 31, 2017, we had a total of $44.4 million outstanding on our credit facility. After giving effect to the amount drawn on our credit facility, approximately $11.8 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA, we had $105.1 million available for borrowing under our revolving credit loan facility.

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

The Illinois Department on Aging’s payments for non-Medicaid consumers have been delayed in the past and may continue to be delayed in the future due to budget disputes that began in 2015. The State of Illinois did not adopt a comprehensive budget for fiscal year 2016, which ended on June 30, 2016, or a comprehensive budget for fiscal year 2017, which ended on June 30, 2017. On July 6, 2017, the State of Illinois passed a budget for state fiscal year 2018, which began on July 1, 2017. The budget authorized the Illinois Department on Aging to pay for services rendered by us to non-Medicaid consumers in prior fiscal years. We began receiving delayed payments in July 2017 and we have received all such payments.

There remains uncertainty surrounding the State of Illinois’ future year budgets. If future budgets are not enacted timely payments from the State of Illinois could be delayed in the future. The delays could adversely impact our liquidity and result in the need to increase borrowings under our credit facility or cause us to pursue other liquidity options.

Senior Secured Credit Facility

On May 8, 2017, we entered into a credit facility and credit agreement (the “Credit Agreement”) with certain lenders and Capital One, N.A., as a lender and swing lender and as agent for all lenders. This credit facility totals $250.0 million, replaces our Terminated Senior Secured Credit Facility totaling $125.0 million (“Terminated Senior Secured Credit Facility”, see description below for more details), and terminates the Second Amended and Restated Credit and Guaranty Agreement, dated as of November 10, 2015, as modified by the May 24, 2016 amendment (as amended, the “Terminated Senior Secured Credit Agreement”), between us, certain lenders and Fifth Third Bank, as agent, which evidenced the Terminated Senior Secured Credit Facility. The credit facility includes a $125.0 million revolving loan, a $45.0 million term loan and an $80.0 million delayed draw term loan. The maturity of the credit facility is five years, although the delayed draw term loan is only available until November 8, 2018. Under the terms of an accordion feature of the Credit Agreement, $100.0 million is also available for incremental term loans. Borrowings under the delayed draw term loans and the incremental term loans are limited to financing or refinancing Permitted Acquisitions (as defined in the Credit Agreement). The availability of additional draws under the revolving credit portion of our credit facility is conditioned, among other things, upon (after giving effect to such draws) the ratio of Consolidated Total Indebtedness (as defined in the Credit Agreement), less subordinated indebtedness, to Consolidated Adjusted EBITDA (as defined in the Credit Agreement) not exceeding 4.25:1.00. In connection with the credit facility, we incurred $2.9 million of debt issuance costs.

Addus HealthCare, Inc. (“Addus HealthCare”) is the borrower, with its parent, Holdings, and substantially all of Holdings’ subsidiaries are guarantors under the credit facility. The credit facility is secured by a first priority security interest in all of our and the other credit parties’ current and future tangible and intangible assets, including the shares of stock of the borrower and subsidiaries.

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

During the second quarter of 2018, we drew a total of approximately $60.4 million on our delayed draw term loan under the credit facility to fund the acquisitions of Ambercare and Arcadia.

As of June 30, 2018, the Company had a total of $103.7 million of term loans outstanding with an interest rate of 4.48% on the credit facility and the total availability under the revolving credit loan facility was $90.4 million.

As of December 31, 2017, the Company had a total of $44.4 million of term loans outstanding with an interest rate of 3.86% on the credit facility and the total availability under the revolving credit loan facility was $105.1 million.

The Credit Agreement contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The Credit Agreement also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum fixed charge coverage ratio, a requirement to stay below a maximum senior leverage ratio and a requirement to stay below a maximum permitted amount of capital expenditures, as well as restrictions on guarantees, indebtedness, liens, investments and loans, subject to customary carve outs, a restriction on dividends (provided that Addus HealthCare may make distributions to us in an amount that does not exceed $5.0 million in any year absent of an event of default, plus limited exceptions for tax and administrative distributions), a restriction on the ability to consummate acquisitions in amounts exceeding $60.0 million individually and $80.0 million in the aggregate each year (in each case, without the consent of the lenders), restrictions on mergers, dispositions of assets, and affiliate transactions, and restrictions on fundamental changes and lines of business. As of June 30, 2018, we were in compliance with all of our Credit Agreement covenants.

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

Cash Flows

The following table summarizes changes in our cash flows for the six months ended June 30, 2018 and 2017:

	For the Six Months Ended June 30,
	2018	2017
	(Amounts in Thousands)
Net cash provided by (used in) operating activities	$20,164	$(11,375)
Net cash (used in) provided by investing activities	(63,471)	629
Net cash provided by financing activities	58,770	18,606

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Net cash provided by operating activities was $20.2 million for the six months ended June 30, 2018, compared to cash used in operating activities of $11.4 million for the same period in 2017. This increase in cash provided by operations was primarily due to the State of Illinois’s passing of the fiscal 2018 budget in in July 2017 resulting in more timely payments on receivables from the State of Illinois in the first half 2018 as compared to the same period in 2017.

Net cash used in investing activities was $63.5 million for the six months ended June 30, 2018 compared to cash provided by investing activities of $0.6 million for the six months ended June 30, 2017. Our investing activities for the six months ended June 30, 2018 consisted of $39.6 million for the acquisition of Ambercare, net of cash acquired of $12.0 million, $18.9 million for the acquisition of Arcadia, $3.3 million for the acquisition of LifeStyle and $1.7 million in purchases of property and equipment primarily related to investments in our technology infrastructure. Our investing activities for the six months ended June 30, 2017 were $2.4 million in net proceeds from the sale of three adult day services centers and $1.8 million in purchases of property and equipment primarily related to new office space and investments in our technology infrastructure.

Net cash used in financing activities was $58.8 million for the six months ended June 30, 2018 as compared to net cash provided by financing activities of $18.6 million for the six months ended June 30, 2017. Our financing activities for the six months ended June 30, 2018 were borrowings of approximately $60.4 million on the delayed draw term loan portion of our credit facility to fund the acquisitions of Arcadia and Ambercare, $1.1 million of payments on the term loan portion of the credit facility, $0.7 million in payments on capital lease obligations, $0.1 million in payments for debt issuance costs under the credit facility and $0.3 in cash received from the exercise of stock options. Our financing activities for the six months ended June 30, 2017 were borrowings of $45.0 million on the term loan portion of our credit facility, $20.0 million in draws and subsequent repayments on the revolver portion of our Terminated Senior Secured Credit Facility, $24.1 million of payments on the term loan portion of our Terminated Senior Secured Credit Facility, $1.2 million in cash received from exercise of stock options, and $0.7 million of payments on capital lease obligations.

Accounts Receivable

Gross accounts receivable as of June 30, 2018 and December 31, 2017 were approximately $99.0 million and $99.7 million, respectively. Outstanding accounts receivable, net of the allowance for doubtful accounts, increased by $9.8 million as of June 30, 2018 as compared to December 31, 2017. The increase in net accounts receivable was primarily due to accounts receivable acquired from our Arcadia and Ambercare acquisitions in the second quarter of 2018.

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

In 2018, subsequent adjustments that are determined to be the result of an adverse change in the payor’s ability to pay are recognized as bad debt expense due to the adoption of ASC 606-10. We recorded $2.3 million and $4.3 million as a reduction to revenue that would have been recorded as bad debt expense over the three and six months ended June 30, 2017.

Our collection procedures include review of account agings and direct contact with our payors. We have historically not used collection agencies. An uncollectible amount is written off to the allowance account after reasonable collection efforts have been exhausted.

We calculate our days sales outstanding (“DSO”) by taking the trade accounts receivable outstanding net of the allowance for doubtful accounts divided by the total net service revenues for the last quarter, multiplied by the number of days in that quarter. Our DSOs were 66 days and 73 days at June 30, 2018 and December 31, 2017, respectively. The DSOs for our largest payor, the Illinois Department on Aging, at June 30, 2018 and December 31, 2017 were 51 days and 75 days, respectively. We may not receive payments on a consistent basis in the near term and our DSOs and the DSO for the Illinois Department on Aging may increase despite the State of Illinois’s enactment of a fiscal year 2018 budget on July 6, 2017.

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

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

Revenue Recognition

On January 1, 2018, we adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (“ASC 606”) which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. We adopted the standard using the modified retrospective approach and did not record a cumulative catch-up adjustment as the timing and measurement of revenue for our customers is similar to our prior revenue recognition model. However, the majority of what historically was classified as provision for doubtful accounts expense under operating expenses is now treated as an implicit price concession factored into net service revenues.

Personal Care and Hospice Revenue

The majority of our net service revenues are generated from providing personal care and hospice services directly to consumers under contracts with state, local and other governmental agencies, managed care organizations, commercial insurers and private consumers. Generally, these contracts, which are negotiated based on current contracting practices as appropriate for the payor, establish the terms of a customer relationship and set the broad range of terms for services to be performed at a stated rate. However, the contracts do not give rise to rights and obligations until an order is placed with us. When an order is placed, it creates the performance obligation to provide a defined quantity of service hours, or authorized hours, per consumer. We satisfy our performance obligations over time, given that consumers simultaneously receive and consume the benefits provided by us as the services are performed. As we have a right to consideration from customers commensurate with the value provided to customers from the performance completed over a given invoice period, we have elected to use the practical expedient for measuring progress toward satisfaction of performance obligations and recognizes patient service revenue in the amount to which we have a right to invoice.

Home Health Revenue

We also generate net service revenues from providing home healthcare services directly to consumers under contracts with Medicare. Generally, these contracts, which are negotiated based on current contracting practices as appropriate for the payor, establish the terms of a customer relationship and set the broad range of terms for services to be performed on an episodic basis at a stated rate. Home health Medicare services are paid under the Medicare Home Health Prospective Payment System (“HHPPS”), which is based on 60 day episodes of care. The HHPPS permits multiple, continuous episodes per patient. Medicare payment rates for episodes under HHPPS vary based on the severity of the patient’s condition as determined by our assessment of patient’s Home Health Resource Group score. We elect to use the same 60-day length of episode that Medicare recognizes as standard but accelerates revenue upon discharge to align with a patient’s episode length if less than the expected 60 days, which depicts the transfer of services and related benefits received by the patient over the term of the contract necessary to satisfy the obligations. We recognize revenue based on the number of days elapsed during an episode of care within the reporting period. . We satisfy our performance obligations over time, given that consumers simultaneously receive and consume the benefits provided by us as the services are performed. As we have a right to consideration from Medicare commensurate with the value provided to customers from the performance completed over a given episodic period, we have elected to use the practical expedient for measuring progress toward satisfaction of performance obligations. Under this method recognizing revenue ratably over the episode based on beginning and ending dates is a reasonable proxy for the transfer of benefit of the service.

Allowance for Doubtful Accounts

For 2017, we established our allowance for doubtful accounts to the extent it was probable that a portion or all of a particular account will not be collected. We established our provision for doubtful accounts primarily by reviewing the creditworthiness of significant customers and through evaluations over the collectability of the receivables. An allowance for doubtful accounts was maintained at a level that our management believed was sufficient to cover potential losses.

In 2018, subsequent adjustments that are determined to be the result of an adverse change in the payor’s ability to pay are recognized as bad debt expense due to the adoption of ASC 606-10. We recorded $2.3 million and $4.3 million as a reduction to revenue that would have been recorded as bad debt expense over the three and six months ended June 30, 2017.

Goodwill

Our carrying value of goodwill is the residual of the purchase price over the fair value of the net assets acquired from various acquisitions. In accordance with ASC Topic 350, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite useful lives are not amortized. We test goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. We may use a qualitative test, known as “Step 0,” or a two-step quantitative method to determine whether impairment has occurred. We can elect to perform Step 0, an optional qualitative analysis, and based on the results skip the remaining two steps. In 2017, we elected to implement Step 0, and we were not required to conduct the remaining two steps. The results of our Step 0 assessment indicated that it was more likely than not that the fair value of our reporting unit exceeded its carrying value and therefore we concluded that there were no impairments for the year ended December 31, 2017. No impairment charges were recorded for the three or six months ended June 30, 2018 or 2017.

Intangible Assets

We review our finite lived intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine if impairment exists, we compare the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset, generally determined by discounting the estimated future cash flows. No impairment charges were recorded for the year ended December 31, 2017 or the three or six months ended June 30, 2018 or 2017.

Workers’ Compensation Program

Our workers’ compensation insurance program has a $0.4 million deductible component. We recognize our obligations associated with this program in the period the claim is incurred. The cost of both the claims reported and claims incurred but not reported, up to the deductible, have been accrued based on historical claims experience, industry statistics and an actuarial analysis performed by an independent third party. We monitor our claims quarterly and adjust our reserves accordingly. These costs are recorded primarily as the cost of services on the Unaudited Condensed Consolidated Statements of Income. As of June 30, 2018 and December 31, 2017, we recorded $14.2 million and $12.6 million, respectively, in accrued workers’ compensation insurance. The accrued workers’ compensation insurance is included in accrued expenses on our Unaudited Condensed Consolidated Balance Sheets. As of June 30, 2018 and December 31, 2017, we recorded $1.3 million and $0.5 million, respectively, in workers’ compensation insurance recovery receivables. The workers’ compensation insurance recovery receivable is included in prepaid expenses and other current assets on our Unaudited Condensed Consolidated Balance Sheets.

Income Taxes

We account for income taxes under the provisions of ASC Topic 740, Income Taxes. The objective of accounting for income taxes is to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. Deferred taxes, resulting from differences between the financial and tax basis of our assets and liabilities, are also adjusted for changes in tax rates and tax laws when changes are enacted. ASC Topic 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. ASC Topic 740 also prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. In addition, ASC Topic 740 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions.

Stock-based Compensation

We currently have one stock incentive plan, the 2017 Omnibus Incentive Plan (the “2017 Plan”), under which new grants of stock-based employee compensation may be made. In addition, we have outstanding awards under our 2009 Stock Incentive Plan, as amended and restated. We account for stock-based compensation in accordance with ASC Topic 718, Stock Compensation. Under the 2017 Plan, compensation expense is recognized on a straight-line basis over the vesting period of the equity awards based on the grant date fair value of the options and restricted stock awards. We use the Black-Scholes Option Pricing Model to value the Company’s options. The determination of the fair value of stock-based payments utilizing the Black-Scholes Model is affected by our stock price and a number of assumptions, including expected volatility, risk-free interest rate, expected term, and expected dividends yield. Stock-based compensation expense was $1.0 million and $0.7 million for the three months ended June 30, 2018 and 2017, respectively and $1.9 million and $1.1 million for the six months ended June 30, 2018 and 2017, respectively.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which replaces existing leasing rules with a comprehensive lease measurement and recognition standard and expanded disclosure requirements. ASU 2016-02 will require lessees to recognize most leases on their balance sheets as liabilities, with corresponding “right-of-use” assets and is effective for annual reporting periods beginning after December 15, 2018, subject to early adoption. For income statement recognition purposes, leases will be classified as either a finance or an operating lease. We will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Upon initial evaluation, we believe that the new standard will have a material impact on our Consolidated Balance Sheets but it will not affect our liquidity. It has been determined that we will need to secure new software to account for the change in accounting for leases and are currently reviewing the software options available.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. Under the new standard, entities holding financial assets, including accounts receivables and net investment in leases that are not accounted for at fair value through net income are to be presented at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. ASU 2016-13 is effective as of January 1, 2020. Early adoption is permitted. We are currently evaluating the impact of ASU 2016-13.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new guidance eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on the current Step 1). ASU 2017-04 is effective for annual and any interim impairment tests for periods beginning after December 15, 2019. We are currently evaluating the provisions of ASU 2017-04 to determine how our goodwill impairment testing will be impacted and whether we may elect to adopt ASU 2017-04 prior to the stated effective date.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This standard amends and adjusts how cash receipts and cash payments are presented and classified in the statement of cash flows. We adopted the standard on a retrospective basis on January 1, 2018. ASU 2016-15 did not have an impact on our Condensed Consolidated Statements of Cash Flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. As of June 30, 2018, we had outstanding borrowings of $103.7 million on our credit facility, all of which borrowings were subject to variable interest rates. If the variable rates on this debt were 100 basis points higher than the rate applicable to the borrowing during the three and six month period ended June 30, 2018, our net income would have decreased by $0.2 million, or $0.01 per diluted share and $0.3 million, or $0.02 per diluted share, for the respective periods. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control Over Financial Reporting

We continue to integrate application changes and acquisitions processes into our established internal control environment to effectively manage our risk and financial reporting efforts.

Except as mentioned above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Legal Proceedings

From time to time, we are subject to legal and/or administrative proceedings incidental to our business. It is the opinion of management that the outcome of pending legal and/or administrative proceedings will not have a material adverse effect on our Consolidated Balance Sheets and Consolidated Statements of Income.

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

We could face a variety of risks by expanding into new lines of business.

In 2018, we expanded our lines of business to include hospice and home health with the acquisition of Ambercare Corporation and we acquired staffing operations as part of our Arcadia transaction. Risks of our entry into the hospice and home health segments and adding staffing operations to our home care segment include, without limitation, difficulties integrating new businesses with our ongoing operations; potential diversion of management’s time and other resources from our existing personal care business; the need for additional capital and other resources to expand into these new lines of business; and inefficient integration of operational and management systems and controls. In addition, new businesses that we acquire may have unknown or contingent liabilities, including liabilities for failure to comply with healthcare and other laws and regulations, professional liabilities, workers’ compensation liabilities, and tax liabilities. Although we generally attempt to exclude significant liabilities from our acquisitions in the case of acquisitions structured as asset sales and seek indemnification from sellers or insurance protection, we may nevertheless have material liabilities for past activities of acquired businesses. Entry into a new line of business may also subject us to new laws and regulations with which we are not familiar and may lead to increased litigation and regulatory risk.

Our hospice operations are subject to annual Medicare caps. If we exceed the caps, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected.

Overall payments made by Medicare to each hospice provider number (generally corresponding to each of our hospice agencies) are subject to an overall payment cap amount, which is calculated and published by the Medicare fiscal intermediary on an annual basis covering the period from November 1 through October 31. If payments received under any of our hospice provider numbers exceed these caps, we may be required to reimburse Medicare such excess amounts, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

Reductions in reimbursement and other changes to Medicare, Medicaid, and other federal, state and local medical and social programs could adversely affect our consumer caseload, units of service, net service revenues, gross profit and profitability.

A significant portion of our caseload and net service revenues are derived from government healthcare programs, primarily Medicare and Medicaid. For the year ended December 31, 2017, we derived approximately 64.2% of our net service revenues from state and local governmental agencies, primarily through Medicaid and Medicaid waiver programs. However, changes in government healthcare programs may decrease the reimbursement we receive or limit access to our services. As federal healthcare expenditures continue to increase and state governments face budgetary shortfalls, federal and state governments have made, and may continue to make, significant changes to the Medicare and Medicaid programs and reimbursement received for services rendered to beneficiaries of such programs. For example, the Budget Control Act of 2011 requires automatic spending reductions to reduce the federal deficit, including Medicare spending reductions of up to 2% per fiscal year, with a uniform percentage reduction across all Medicare programs. CMS began imposing a 2% reduction on Medicare claims on April 1, 2013; these reductions have been extended through 2027.

The Medicaid program, which is jointly funded by the federal and state governments, is often a state’s largest program. Governmental agencies generally condition their agreements upon a sufficient budgetary appropriation. Almost all of the states in which we operate have experienced periodic financial pressures and budgetary shortfalls due to challenging economic conditions and the rising costs of healthcare. Reductions to federal support for state Medicaid or other programs could also result in budgetary shortfalls. As a result, many states have made, are considering or may consider making changes in their Medicaid, Medicaid waiver or other state and local medical and social programs, including enacting legislation designed to reduce Medicaid expenditures.

Changes that may occur at the federal or state level to address budget deficits or otherwise contain costs include:

•	limiting increases in, or decreasing, reimbursement rates;

•	redefining eligibility standards or coverage criteria for social and medical programs or the receipt of services under those programs;

•	increasing consumer responsibility, including through increased co-payment requirements;

•	decreasing benefits, such as limiting the number of hours of personal care services that will be covered;

•	slowing payments to providers;

•	increasing utilization of self-directed care alternatives or “all inclusive” programs;

•	shifting beneficiaries to managed care organizations; and

•	implementing demonstration projects and alternative payment models.

Certain of these measures have been implemented by, or are proposed in, states in which we operate. In 2017, we derived approximately 52.6% of our total net service revenues from services provided in Illinois, 13.7% of our total net service revenues in New York and 8.8% of our total net service revenues in New Mexico. Because a substantial portion of our business is concentrated in these states, any significant reduction in expenditures that pay for our services in these states and other states in which we do business may have a disproportionately negative impact on our future operating results. Illinois, in particular, operated without a state budget for fiscal years 2016 and 2017. The Illinois legislature has enacted comprehensive state budgets for fiscal years 2018 and 2019. However, there can be no guarantee that Illinois will pass budgets in subsequent years.

The ACA made significant changes to Medicare and Medicaid policy and funding, among other broad changes across the healthcare industry, promoting a shift toward value-based care, including implementation of alternative payment models. The ACA also resulted in expanded Medicaid eligibility in many states and the establishment of various demonstration projects and Medicaid waiver programs under which states may apply to test new or existing approaches to payment and delivery of Medicaid benefits. CMS has indicated that it will look to states to drive innovation and value through such waivers and has taken steps to update program management, the waiver and state plan amendment approval process, and quality reporting, but the extent and effect of these changes remains uncertain. Future health reform efforts or efforts to repeal or significantly change the ACA will likely impact both federal and state programs.

If changes in Medicare, Medicaid or other state and local medical and social programs result in a reduction in available funds for the services we offer or a reduction in the number of beneficiaries eligible for our services, our net service revenues could be negatively impacted. Our profitability depends principally on the levels of government-mandated payment rates and our ability to manage the cost of providing services. In some cases, commercial insurance companies and other private payors rely on government payment systems to determine payment rates. As a result, changes to government healthcare programs that reduce Medicare, Medicaid or other payments may negatively impact payments from private payors, as well. Any reduction in reimbursements or imposition of copayments that dissuade the use of our services, or any reduction in reimbursement from private payors, could materially adversely affect our profitability.

Federal regulation may impair our ability to consummate acquisitions or open new agencies.

Changes in federal laws or regulations may materially adversely impact our ability to acquire home health agencies or open new start-up home health agencies. For example, a Medicare regulation known as the “36 Month Rule” prohibits buyers of home health agencies from assuming the Medicare billing privileges of the acquired agency if the acquired agency either enrolled in Medicare or underwent a change in majority ownership fewer than 36 months prior to the acquisition, subject to certain exceptions. Instead, the buyer must enroll the acquired home health agencies as new providers with Medicare. The 36 Month Rule can increase competition for acquisition targets that are not subject to the rule and may cause significant Medicare billing delays for the purchases of home health agencies that are subject to the rule.

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

4.1	Form of Common Stock Certificate (filed on October 2, 2009 as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-160634) and incorporated by reference herein)

4.2	Registration Rights Agreement, dated September 19, 2006, by and among Addus HomeCare Corporation, Eos Capital Partners III, L.P., Eos Partners SBIC III, L.P., Freeport Loan Fund LLC, W. Andrew Wright, III, Addus Term Trust, W. Andrew Wright Grantor Retained Annuity Trust, Mark S. Heaney, James A. Wright and Courtney E. Panzer (filed on July 17, 2009 as Exhibit 4.3 to Addus HomeCare Corporation’s Registration Statement on Form S-1 (File No. 333-160634) and incorporated by reference herein)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	Financial statements from the quarterly report on Form 10-Q of Addus HomeCare Corporation for the quarter ended June 30, 2018, filed on August 7, 2018 formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements*

*	Filed herewith
**	Furnished herewith
+	Indicates a management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADDUS HOMECARE CORPORATION

Date: August 7, 2018	By:	/s/ R. DIRK ALLISON

R. Dirk Allison President and Chief Executive Officer (As Principal Executive Officer)

Date: August 7, 2018	By:	/s/ BRIAN POFF

Brian Poff Chief Financial Officer (As Principal Financial Officer)