Form 10-Q
period 2018-09-30
Addus HomeCare Corp
filed 2018-11-08
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐.

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

Common Stock $0.001 par value

Shares outstanding at October 31, 2018: 13,098,355

ADDUS HOMECARE CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2018 and December 31, 2017

(Amounts and Shares in Thousands, Except Per Share Data)

	(Unaudited)	(Audited)
	September 30, 2018	December 31, 2017
Assets
Current assets
Cash	$147,477	$53,754
Accounts receivable, net	106,653	88,952
Prepaid expenses and other current assets	6,935	8,379

Total current assets	261,065	151,085

Property and equipment, net of accumulated depreciation and amortization	9,453	7,489

Other assets
Goodwill	134,063	90,339
Intangibles, net of accumulated amortization	26,197	16,596
Deferred tax assets, net	—	1,601

Total other assets	160,260	108,536

Total assets	$430,778	$267,110

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$6,737	$4,271
Current portion of long-term debt, net of debt issuance costs	2,318	3,099
Contingent earn-out obligation	847	—
Accrued expenses	52,436	44,354

Total current liabilities	62,338	51,724

Long-term liabilities
Long-term debt, less current portion, net of debt issuance costs	98,891	39,860
Deferred tax liabilities, net	1,098	—
Other long-term liabilities	641	446

Total long-term liabilities	100,630	40,306

Total liabilities	$162,968	$92,030

Stockholders’ equity
Common stock—$.001 par value; 40,000 authorized and 13,097 and 11,632 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	$13	$12
Additional paid-in capital	175,991	95,963
Retained earnings	91,806	79,105

Total stockholders’ equity	267,810	175,080

Total liabilities and stockholders’ equity	$430,778	$267,110

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months Ended September 30, 2018 and 2017

(Amounts and Shares in Thousands, Except Per Share Data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net service revenues	$137,631	$108,592	$378,315	$313,758
Cost of service revenues	100,926	79,539	277,985	228,877

Gross profit	36,705	29,053	100,330	84,881
General and administrative expenses	28,218	19,359	76,084	57,239
Gain on sale of assets	—	—	—	(2,065)
Provision for doubtful accounts	49	2,106	214	6,208
Depreciation and amortization	2,535	1,781	6,676	4,811

Total operating expenses	30,802	23,246	82,974	66,193

Operating income	5,903	5,807	17,356	18,688

Interest income	(113)	(30)	(2,468)	(50)
Interest expense	1,543	870	3,836	3,629

Total interest expense, net	1,430	840	1,368	3,579
Other income	—	64	—	165

Income before income taxes	4,473	5,031	15,988	15,274
Income tax expense	927	1,623	3,287	4,908

Net income	$3,546	$3,408	$12,701	$10,366

Net income per common share
Basic income per share	$0.29	$0.30	$1.08	$0.90
Diluted income per share	$0.28	$0.29	$1.06	$0.89
Weighted average number of common shares and potential common shares outstanding:
Basic	12,179	11,486	11,740	11,464
Diluted	12,569	11,631	12,037	11,616

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2018

(Amounts and Shares in Thousands)

(Unaudited)

	Common Stock		Additional Paid- in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	11,632	$12	$95,963	$79,105	$175,080

Issuance of shares of common stock under restricted stock award agreements	74	—	—	—	—
Forfeiture of shares of common stock under restricted stock award agreements	(16)	—	—	—	—
Stock-based compensation	—	—	2,961	—	2,961
Shares issued for exercise of stock options	17	—	450	—	450
Shares issued in secondary offering, net of offering costs	1,390	1	76,617	—	76,618
Net income	—	—	—	12,701	12,701

Balance at September 30, 2018	13,097	$13	$175,991	$91,806	$267,810

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2018 and 2017

(Amounts in Thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$12,701	$10,366
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	6,676	4,811
Deferred income taxes	397	—
Non-cash restructuring	—	383
Stock-based compensation	2,961	1,818
Amortization of debt issuance costs under the terminated credit facility	—	1,484
Amortization of debt issuance costs under the credit facility	450	235
Provision for doubtful accounts	214	6,208
Gain on sale of assets	—	(2,065)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,284)	15,451
Prepaid expenses and other current assets	2,007	(281)
Accounts payable	1,844	418
Accrued expenses and other long-term liabilities	2,713	3,750

Net cash provided by operating activities	24,679	42,578

Cash flows from investing activities:
Proceeds from the sale of assets	—	2,400
Acquisitions of businesses, net of cash acquired	(62,347)	(22,419)
Purchases of property and equipment	(3,384)	(3,089)

Net cash used in investing activities	(65,731)	(23,108)

Cash flows from financing activities:
Borrowings on revolver- credit facility	—	30,000
Proceeds from issuance of common stock, net of offering costs	76,618	—
Borrowings on revolver- terminated credit facility	—	20,000
Borrowings on term loan- credit facility	60,420	45,000
Payments on revolver- terminated credit facility	—	(20,000)
Payments on revolver- credit facility	—	(30,000)
Payments on term loan- credit facility	(1,688)	—
Payments on term loan- terminated credit facility	—	(24,063)
Payments for debt issuance costs under the credit facility	(73)	(2,823)
Payments on capital lease obligations	(952)	(1,067)
Cash received from exercise of stock options	450	1,158

Net cash provided by financing activities	134,775	18,205

Net change in cash	93,723	37,675
Cash, at beginning of period	53,754	8,013

Cash, at end of period	$147,477	$45,688

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,202	$1,538
Cash paid for income taxes	4,234	5,357
Supplemental disclosures of non-cash investing and financing activities:
Contingent and deferred consideration accrued for acquisition	$847	$—

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Operations, Consolidation, and Presentation of Financial Statements

Addus HomeCare Corporation (“Holdings”) and its subsidiaries (together with Holdings, the “Company”, “we”, “us” or “our”) operate as three segments as a multi-state provider of personal care, hospice and home health services in the home. The Company’s personal care segment provides non-medical assistance with activities of daily living, primarily to persons who are at risk of hospitalization or institutionalization, such as the elderly, chronically ill or disabled. The Company’s hospice segment provides physical, emotional and spiritual care for people who are terminally ill as well as for their families. The Company’s home health segment provides services that are primarily medical in nature to individuals who may require assistance during an illness or after surgery and include skilled nursing and physical, occupational and speech therapy.

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

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 replaced most existing revenue recognition guidance in GAAP. The Company adopted the new standard on January 1, 2018, and elected to adopt using the modified retrospective method. See Note 2 for additional information regarding the adoption.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which replaces existing leasing rules with a comprehensive lease measurement and recognition standard and expanded disclosure requirements. ASU 2016-02 will require lessees to recognize most leases on their balance sheets as liabilities, with corresponding “right-of-use” assets and is effective for annual reporting periods beginning after December 15, 2018, subject to early adoption. For income statement recognition purposes, leases will be classified as either a finance or an operating lease. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which amends ASU 2016-02 to provide an additional transition method option. Under the new transition method, an entity initially applies the new lease standard at the adoption date, versus at the beginning of the earliest period presented, and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Upon initial evaluation, the Company believes that the new standard will have a material impact on its consolidated balance sheets but it will not affect its liquidity. The Company has secured new software to account for the change in accounting for leases and is currently assessing the impact of adopting this standard.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new guidance eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on the current Step 1). ASU 2017-04 is effective for annual and any interim impairment tests for periods beginning after December 15, 2019. Early adoption is permitted. The Company is currently assessing the impact of adopting this standard.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. ASU 2018-15 requires customers in a hosting arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification (“ASC”) 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The Company is currently assessing the impact of adopting this standard.

2. Summary of Significant Accounting Policies

Revenue Recognition

On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The Company adopted the standard using the modified retrospective approach and did not record a cumulative catch-up adjustment as the timing and measurement of revenue for the Company’s customers is similar to its prior revenue recognition model. However, the majority of what historically was classified as provision for doubtful accounts expense under operating expenses is now treated as an implicit price concession factored into net service revenues.

Personal Care

The majority of the Company’s net service revenues are generated from providing personal care services directly to consumers under contracts with state, local and other governmental agencies, managed care organizations, commercial insurers and private consumers. Generally, these contracts, which are negotiated based on current contracting practices as appropriate for the payor, establish the terms of a customer relationship and set the broad range of terms for services to be performed at a stated rate. However, the contracts do not give rise to rights and obligations until an order is placed with the Company. When an order is placed, it creates the performance obligation to provide a defined quantity of service hours, or authorized hours, per consumer. The Company satisfies its performance obligations over time, given that consumers simultaneously receive and consume the benefits provided by the Company as the services are performed. As the Company has a right to consideration from customers commensurate with the value provided to customers from the performance completed over a given invoice period, the Company has elected to use the practical expedient for measuring progress toward satisfaction of performance obligations and recognizes patient service revenue in the amount to which the Company has a right to invoice.

Hospice Revenue

The Company generates net service revenues from providing hospice services to consumers who are terminally ill as well as for their families. Net service revenues are recognized as services are provided and costs for delivery of such services are incurred. The estimated payment rates are daily rates for each of the levels of care the Company delivers. Hospice companies are subject to two specific payment limit caps under the Medicare program each federal fiscal year, the inpatient cap and the aggregate cap. The inpatient cap limits the number of inpatient care days provided to no more than 20% of the total days of hospice care provided for the year. The aggregate cap limits the amount of Medicare reimbursement a hospice may receive, based on the number of Medicare patients served. For federal fiscal year 2018, which ended September 30, 2018, the Company was below the payment limits and did not record a cap liability.

Home Health Revenue

The Company also generates net service revenues from providing home healthcare services directly to consumers under contracts with Medicare. Generally, these contracts, which are negotiated based on current contracting practices as appropriate for the payor, establish the terms of a relationship and set the broad range of terms for services to be performed on an episodic basis at a stated rate. Home health Medicare services are paid under the Medicare Home Health Prospective Payment System (“HHPPS”), which is based on 60 day episodes of care. The HHPPS permits multiple, continuous episodes per patient. Medicare payment rates for episodes under HHPPS vary based on the severity of the patient’s condition as determined by the Company’s assessment of a patient’s Home Health Resource Group score. The Company elects to use the same 60-day length of episode that Medicare recognizes as standard but accelerates revenue upon discharge to align with a patient’s episode length if less than the expected 60 days, which depicts the transfer of services and related benefits received by the patient over the term of the contract necessary to satisfy the obligations. The Company recognizes revenue based on the number of days elapsed during an episode of care within the reporting period. The Company satisfies its performance obligations as consumers receive and consume the benefits provided by the Company as the services are performed. As the Company has a right to consideration from Medicare commensurate with the services provided to customers from the performance completed over a given episodic period, the Company has elected to use the practical expedient for measuring progress toward satisfaction of performance obligations. Under this method recognizing revenue ratably over the episode based on beginning and ending dates is a reasonable proxy for the transfer of benefit of the service.

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

In 2018, subsequent adjustments that are determined to be the result of an adverse change in the payor’s ability to pay are recognized as bad debt expense due to the adoption of ASU 2014-09, Revenue from Contracts with Customers. The Company recorded $2.4 million and $6.8 million for the three and nine months ended September 30, 2018 as a reduction to revenue that would have been recorded as bad debt expense under the prior revenue recognition guidance.

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

Goodwill

The Company’s carrying value of goodwill is the excess of the purchase price over the fair value of the net assets acquired from various acquisitions. In accordance with ASC Topic 350, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite useful lives are not amortized. The Company tests goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. The Company may use a qualitative test, known as “Step 0,” or a two-step quantitative method to determine whether impairment has occurred. In Step 0, the Company can elect to perform an optional qualitative analysis and based on the results skip the two-step analysis. In 2017, the Company elected to implement Step 0 and was not required to conduct the remaining two-step analysis. The results of the Company’s Step 0 assessments indicated that it was more likely than not that the fair value of its reporting unit exceeded its carrying value and therefore the Company concluded that there were no impairments for the year ended December 31, 2017. No impairment charges were recorded for the three and nine months ended September 30, 2018 or 2017.

Intangible Assets

The Company’s identifiable intangible assets consist of customer and referral relationships, trade names, trademarks, non-competition agreements and state licenses. Amortization is computed using straight-line and accelerated methods based upon the estimated useful lives of the respective assets, which range from two to twenty-five years.

Intangible assets with finite lives are amortized using the estimated economic benefit method over the useful life and assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company would recognize an impairment loss when the estimated future non-discounted cash flows associated with the intangible asset is less than the carrying value. An impairment charge would then be recorded for the excess of the carrying value over the fair value. No impairment charge was recorded for the three and nine months ended September 30, 2018 and 2017.

The Company uses various valuation techniques to determine fair value of its intangible assets, including relief-from-royalty, income approach, discounted cash flow analysis, and multi-period excess earnings, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Under these valuation approaches, we are required to make estimates and assumptions about future market growth and trends, forecasted revenue and costs, expected periods over which the assets will be utilized, appropriate discount rates and other variables. The Company bases its fair value estimates on assumptions the Company believes to be reasonable but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

Debt Issuance Costs

The Company amortizes debt issuance costs on a straight-line method over the term of the related debt. This method approximates the effective interest method. The Company has classified the debt issuance costs as current portion of long-term debt or long-term debt, less current portion as of September 30, 2018 and December 31, 2017.

Workers’ Compensation Program

The Company’s workers’ compensation insurance program has a $0.4 million deductible component. The Company recognizes its obligations associated with this program in the period the claim is incurred. The cost of both the claims reported and claims incurred but not reported, up to the deductible, have been accrued based on historical claims experience, industry statistics and an actuarial analysis performed by an independent third party. The Company monitors its claims quarterly and adjusts its reserves accordingly. These costs are recorded primarily as the cost of services on the Company’s Unaudited Condensed Consolidated Statements of Income. As of September 30, 2018 and December 31, 2017, the Company recorded $14.8 million and $12.6 million, respectively, in accrued workers’ compensation insurance. The accrued workers’ compensation insurance is included in accrued expenses on the Company’s Unaudited Condensed Consolidated Balance Sheets. As of September 30, 2018 and December 31, 2017, the Company recorded $1.4 million and $0.5 million, respectively, in workers’ compensation insurance recovery receivables. The workers’ compensation insurance recovery receivable is included in prepaid expenses and other current assets on the Company’s Unaudited Condensed Consolidated Balance Sheets.

Interest Income

Illinois law entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. The Company accounted for the interest income in accordance with ASC 606. The interest income was recognized when the State of Illinois approved a prompt payment interest penalty during the nine months ended September 30, 2018, removing the constraint related to the amount and intent to pay the prompt payment interest. For the three months ended September 30, 2018, the Company did not receive any prompt payment interest. For the nine months ended September 30, 2018, the Company received $2.3 million in prompt payment interest and reported it in its Unaudited Condensed Consolidated Statements of Income as interest income. For the three and nine months ended September 30, 2017, the Company did not receive any prompt payment interest. While the Company may be owed additional prompt payment interest in the future, the amount, timing, and intent to provide receipt of such payments remains uncertain, and the Company will continue to recognize prompt payment interest income upon satisfaction of these constraints.

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

Stock-based Compensation

The Company currently has one stock incentive plan, the 2017 Omnibus Incentive Plan (the “2017 Plan”), under which new grants of stock-based employee compensation may be made. In addition, the Company has outstanding awards under its 2009 Stock Incentive Plan, as amended and restated. The Company accounts for stock-based compensation in accordance with ASC Topic 718, Stock Compensation. Under the 2017 Plan, compensation expense is recognized on a straight-line basis over the vesting period of the equity awards based on the grant date fair value of the options and restricted stock awards. The Company uses the Black-Scholes Option Pricing Model to value the Company’s options. The determination of the fair value of stock-based payments utilizing the Black-Scholes Model is affected by the Company’s stock price and a number of assumptions, including expected volatility, risk-free interest rate, expected term, and expected dividends yield. Stock-based compensation expense was $1.1 million and $0.7 million for the three months ended September 30, 2018 and 2017, respectively and $3.0 million and $1.8 million for the nine months ended September 30, 2018 and 2017, respectively.

Diluted Net Income Per Common Share

Diluted net income per common share, calculated on the treasury stock method, is based on the weighted average number of shares outstanding during the period. The Company’s outstanding securities that may potentially dilute the common stock are stock options and restricted stock awards.

Included in the Company’s calculation of diluted earnings per share for the three and nine months ended September 30, 2018 were approximately 708,000 stock options outstanding, of which approximately 307,000 and 213,000 respectively, were dilutive. In addition, there were approximately 148,000 restricted stock awards outstanding 83,000 and 83,000 of which were dilutive for the three and nine months ended September 30, 2018, respectively.

Included in the Company’s calculation of diluted earnings per share for the three and nine months ended September 30, 2017 were approximately 479,000 stock options outstanding, of which approximately 102,000 and 102,000 respectively, were dilutive. In addition, there were approximately 148,000 restricted stock awards outstanding 43,000 and 50,000 of which were dilutive for the three and nine months ended September 30, 2017, respectively.

Shareholders’ Equity

On August 20, 2018, the Company, together with Eos Capital Partners III, L.P. (the “Selling Stockholder”) completed a secondary public offering of an aggregate 2,100,000 shares of common stock, par value $0.001 per share at a purchase price per share to the public of $59.00. Pursuant to the terms and conditions of the Underwriting Agreement, 1,075,267 shares of Common Stock were issued and sold by the Company (the “Primary Shares”) and 1,024,733 shares of Common Stock were sold by the Selling Stockholder (the “Secondary Shares”). The Company received net proceeds of approximately $59.1 million from the sale of 1,075,267 Primary Shares. On August 22, 2018, the underwriters exercised their full over-allotment option in connection with the offering and, as a result, the Company issued and sold an additional 315,000 shares of common stock to the underwriters at the Public Offering Price, less the underwriting discount. The over-allotment resulted in additional net proceeds to the Company of approximately $17.5 million. The Company intends to use the net proceeds from the offering for general corporate purposes, including to potentially fund a portion of any future acquisitions that the Company may complete. The Company did not receive any of the proceeds from the sale of the Secondary Shares. The secondary offering resulted in an increase to additional paid in capital of approximately $76.6 million, net of issuance costs of $5.4 million, on the Company’s Unaudited Condensed Consolidated Balance Sheets at September 30, 2018.

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

The Company uses various valuation techniques to determine fair value of its intangible assets, including relief-from-royalty, income approach, discounted cash flow analysis, and multi-period excess earnings, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Under these valuation approaches, we are required to make estimates and assumptions about future market growth and trends, forecasted revenue and costs, expected periods over which the assets will be utilized, appropriate discount rates and other variables.

Going Concern

In connection with the preparation of the financial statements for the three and nine months ended September 30, 2018 and 2017, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the entity’s ability to continue as a going concern within one year after the date of the issuance, or the date of availability, of the financial statements to be issued. The evaluation concluded that there did not appear to be evidence of substantial doubt of the entity’s ability to continue as a going concern.

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

On October 1, 2017, the Company sold its 10% membership interests in two joint ventures with LHC Group, Inc., which were previously reported as Investments in joint ventures on the Company’s Unaudited Condensed Consolidated Balance Sheets at September 30, 2017. The Company received proceeds of approximately $1.3 million and recorded a pre-tax gain of $0.4 million on the sale of its membership interests.

4. Acquisitions

On May 1, 2018, the Company completed its acquisition of all the outstanding securities of Ambercare Corporation (“Ambercare”). The purchase price was approximately $39.6 million plus the amount of excess cash held by Ambercare at closing (approximately $12.0 million). The purchase of Ambercare was funded by a delayed draw term loan under the Company’s credit facility. With the purchase of Ambercare, the Company expanded its personal care operations and acquired hospice and home health operations in the State of New Mexico. Following this acquisition the Company operates a hospice segment and home health segment. The related acquisition costs, included in general and administrative expenses on the Company’s Unaudited Condensed Consolidated Statements of Income, were $0.8 million and $1.4 million, for the three and nine months ending September 30, 2018, respectively, and were expensed as incurred. The results of Ambercare are included on the Company’s Unaudited Condensed Consolidated Statements of Income from the date of the acquisition.

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

(Amounts in Thousands)
Goodwill	$28,082
Cash	12,008
Identifiable intangible assets	10,413
Accounts receivable	6,638
Other assets	440
Property and equipment	171
Accrued liabilities	(3,732)
Deferred tax liability	(2,302)
Capital lease	(93)
Accounts payable	(3)

Total purchase price allocation	$51,622

Management’s assessment of qualitative factors affecting goodwill for Ambercare includes estimates of market share at the date of purchase, ability to grow in the market, synergy with existing Company operations, and the payor profile in the market.

The Company acquired the outstanding stock of Ambercare. Identifiable intangible assets acquired consist of trade names, customer relationships and state licenses (see Note 2 for estimated useful lives of the Company’s identifiable intangible assets). The preliminary estimated fair value of identifiable intangible assets was determined, using Level 3 inputs as defined under ASC Topic 820, with the assistance of a valuation specialist. The goodwill and intangible assets acquired are non-deductible for tax purposes.

The Ambercare acquisition accounted for $13.4 million and $22.6 million of net service revenues and $2.0 million and $3.8 million of net income prior to corporate allocation for the three and nine months ended September 30, 2018, respectively.

On April 1, 2018, the Company acquired certain assets of Arcadia Home Care & Staffing (“Arcadia”), expanding its personal care services. The total consideration for the transaction was $18.9 million and was funded by a delayed draw term loan under the Company’s credit facility. The related acquisition costs, included in general and administrative expenses on the Company’s Unaudited Condensed Consolidated Statements of Income, were $0.8 million and $1.4 million for the three and nine months ending September 30, 2018, respectively, and were expensed as incurred. The results of operations from this acquired entity are included in the Company’s Unaudited Condensed Consolidated Statements of Income from the date of the acquisition.

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

(Amounts in Thousands)
Goodwill	$12,389
Accounts receivable	5,317
Identifiable intangible assets	2,947
Property and equipment	155
Other assets	92
Accrued liabilities	(1,540)
Accounts payable	(508)

Total purchase price allocation	$18,852

Management’s assessment of qualitative factors affecting goodwill for Arcadia includes estimates of market share at the date of purchase, ability to grow in the market, synergy with existing Company operations, and the payor profile in the market.

Identifiable intangible assets acquired consist of trade name, customer relationships and state licenses (see Note 2 for estimated useful lives of the Company’s identifiable intangible assets). The preliminary estimated fair value of identifiable intangible assets was determined, using Level 3 inputs as defined under ASC Topic 820, with the assistance of a valuation specialist. The goodwill and intangible assets acquired are deductible for tax purposes.

The Arcadia acquisition accounted for $10.9 million and $21.7 million of net service revenues and $1.6 million and $3.2 million of net income prior to corporate allocation for the three and nine months ended September 30, 2018, respectively.

In September 2018, the Company acquired certain assets of affiliate branches of Arcadia for $0.6 million using cash on hand, the Company recorded goodwill of $0.6 million on the Company’s Unaudited Condensed Consolidated Balance Sheets. Goodwill generated from the acquisition is primarily attributable to expected synergies with existing Company operations and the goodwill and intangible assets acquired are deductible for tax purposes. Pro forma results of the operations related to the acquisition are not included in the pro forma presentation as they are not material to the Company’s Unaudited Condensed Consolidated Statements of Income.

Effective January 1, 2018, the Company acquired certain assets of LifeStyle Options, Inc. (“LifeStyle”) in order to expand private pay services in Illinois. The total consideration for the transaction was $4.1 million, comprised of $3.3 million in cash and $0.8 million, representing the preliminary estimated fair value of contingent consideration, subject to the achievement of certain performance targets set forth in an earn-out agreement. The related acquisition costs, included in general and administrative expenses on the Company’s Unaudited Condensed Consolidated Statements of Income, were $48,000 and were expensed as incurred. The results of operations from this acquired entity are included in the Company’s Unaudited Condensed Consolidated Statements of Income from the date of the acquisition.

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

The LifeStyle acquisition accounted for $1.5 million and $4.5 million of net service revenues and $0.1 million and $0.4 million of net income prior to corporate allocation for the three and nine months ended September 30, 2018, respectively.

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

Total (Amounts in Thousands)
Goodwill	$1,089
Identifiable intangible assets	682
Accounts receivable	254
Cash	321
Other assets	10
Accrued liabilities	(86)
Accounts payable	(14)

Total purchase price allocation	$2,256

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

The Sun Cities acquisition accounted for $0.7 million and $1.8 million of net service revenues and $0.1 million of net income prior to corporate allocation for both the three and nine months ended September 30, 2018, respectively.

On April 24, 2017, the Company entered into a definitive securities purchase agreement with HB Management Group, Inc. to purchase Options Services, Inc. d/b/a Options Home Care (“Options Home Care”). On August 1, 2017, the Company completed its acquisition of all the outstanding securities of Options Home Care for a total purchase price of $22.6 million. Options Home Care was a provider of personal care services in more than 20 counties in New Mexico and the acquisition expanded the footprint of the Company’s existing operations in the state. The related acquisition costs, included in general and administrative expenses on the Company’s Unaudited Condensed Consolidated Statements of Income, were $0.8 million and were expensed as incurred. The results of Options Home Care are included on the Company’s Unaudited Condensed Consolidated Statements of Income from the date of the acquisition.

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

Total (Amounts in Thousands)
Goodwill	$16,671
Identifiable intangible assets	5,324
Accounts receivable	1,084
Cash	205
Other assets	41
Accrued liabilities	(701)

Total purchase price allocation	$22,624

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

The Options Home Care acquisition accounted for $4.5 million and $3.3 million of net service revenues and $0.9 million and $0.2 million of net income prior to corporate allocation for the three months ended September 30, 2018 and 2017, respectively and accounted for $13.4 million and $3.3 million of net service revenues and $2.4 million and $0.2 million of net income prior to corporate allocation for the nine months ended September 30, 2018 and 2017.

The following table contains unaudited pro forma condensed consolidated income statement information of the Company had the acquisitions of Ambercare, Arcadia, LifeStyle, Sun Cities and Options Home Care closed on January 1, 2017.

	For the Three Months Ended September 30, (Amounts in Thousands)
	2018	2017
Net service revenues	$137,631	$135,440
Operating income	7,758	8,418

Net income	$5,332	$3,317

Net income per common share
Basic income per share	$0.44	$0.29

Diluted income per share	$0.42	$0.29

	For the Nine Months Ended September 30, (Amounts in Thousands)
	2018	2017
Net service revenues	$410,552	$398,948
Operating income	28,833	25,336

Net income	$18,415	$9,118

Net income per common share
Basic income per share	$1.57	$0.80

Diluted income per share	$1.53	$0.78

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

5. Goodwill and Intangible Assets

A summary of the goodwill activity for the nine months ended September 30, 2018 is provided below:

	Goodwill
	Personal Care	Hospice	Home Health	Total
	(Amounts in Thousands)
Goodwill as of December 31, 2017	$90,339	$—	$—	$90,339
Additions for acquisitions	22,185	19,040	2,499	43,724

Goodwill as of September 30, 2018	$112,524	$19,040	$2,499	$134,063

The Company’s identifiable intangible assets consist of customer and referral relationships, trade names, trademarks, non-competition agreements and state licenses. Amortization is computed using straight-line and accelerated methods based upon the estimated useful lives of the respective assets, which range from two to twenty-five years.

The carrying amount and accumulated amortization of each identifiable intangible asset category consisted of the following as of September 30, 2018 and December 31, 2017:

	Customer and referral relationships	Trade names and trademarks	Non-competition agreements	State Licenses	Total
	(Amounts in Thousands)
Gross balance at December 31, 2017	$39,017	$14,641	$2,155	$—	$55,813
Accumulated amortization	(29,147)	(8,198)	(1,872)	—	(39,217)

Net balance at December 31, 2017	9,870	6,443	283	—	16,596

Gross balance at January 1, 2018	39,017	14,641	2,155	—	55,813
Additions for acquisitions	5,209	6,927	—	2,376	14,512
Accumulated amortization	(32,131)	(9,942)	(1,954)	(101)	(44,128)

Net balance at September 30, 2018	$12,095	$11,626	$201	$2,275	$26,197

Amortization expense related to the identifiable intangible assets amounted to $1.9 million and $4.9 million for the three and nine months ended September 30, 2018, respectively, and $1.2 million and $3.3 million for the three and nine months ended September 30, 2017, respectively. Goodwill is not amortized pursuant to ASC Topic 350.

6. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consisted of the following:

	September 30, 2018	December 31, 2017
	(Amounts in Thousands)
Prepaid health insurance	$1,457	$2,901
Workers’ compensation insurance receivable	1,375	543
Prepaid rent	1,208	555
Prepaid workers’ compensation and liability insurance	1,251	1,332
Other	1,644	3,048

	$6,935	$8,379

Accrued expenses consisted of the following:

	September 30, 2018	December 31, 2017
	(Amounts in Thousands)
Accrued payroll	$27,236	$19,783
Accrued workers’ compensation insurance	14,846	12,574
Accrued health insurance (1)	4,165	6,471
Accrued professional fees	1,242	1,312
Accrued payroll taxes	1,540	1,065
Other	3,407	3,149

	$52,436	$44,354

(1)

The Company provides health insurance coverage to qualified union employees providing personal care services in Illinois through a Taft-Hartley multi-employer health and welfare plan under Section 302(c)(5) of the Labor Management Relations Act of 1947. The Company’s insurance contributions equal the amount reimbursed by the State of Illinois. Contributions are due within five business days from the date the funds are received from the State of Illinois. Amounts due of $1.2 million and $2.3 million for health insurance reimbursements and contributions were reflected in prepaid insurance and accrued insurance as of September 30, 2018 and December 31, 2017, respectively.

7. Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2018	December 31, 2017
	(Amounts in Thousands)
Term loan under the credit facility	$103,170	$44,438
Capital leases	142	1,002
Less unamortized issuance costs	(2,103)	(2,481)

Total	$101,209	$42,959
Less current maturities	(2,318)	(3,099)

Long-term debt	$98,891	$39,860

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

An analysis of the leased property under capital leases by major classes is as follows.

Classes of Property	Asset Balances at September 30, 2018 (Amounts in Thousands)
Leasehold improvements	$1,484
Furniture and equipment	868
Computer equipment	635
Computer software	303
Transportation equipment	107

Total	3,397

Less: accumulated depreciation and amortization	(1,772)

$1,625

The future minimum payments for capital leases as of September 30, 2018 are as follows:

Capital Lease (Amounts In Thousands)
2018	$65
2019	67
2020	20

Total minimum lease payments	152
Less: amount representing estimated executory costs (such as taxes, maintenance and insurance), including profit thereon, included in total minimum lease payments	(5)

Net minimum lease payments	147
Less: amount representing interest (1)	(5)

Present value of net minimum lease payments (2)	$142

(1)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at lease inception.
(2)	Included in the balance sheet as $114,000 of the current portion of long-term debt and $28,000 of the long-term debt, less current portion.

Amended and Restated Senior Secured Credit Facility

On October 31, 2018, the Company amended and restated its existing Credit Agreement (the “New Credit Agreement”) with certain lenders and Capital One, National Association as a lender and swing line lender and as agent for all lenders. This amended and restated credit facility totals $269.6 million, inclusive of a $250.0 million revolving loan and a $19.6 million delayed draw term loan, and amends and restates the Company’s previous senior secured credit facility totaling $250.0 million. The maturity of this amended and restated credit facility is May 8, 2023, with borrowing under the delayed draw term loan available until January 31, 2019. Interest on the Company’s amended and restated credit facility may be payable at (x) the sum of (i) an applicable margin ranging from 0.75% to 1.50% based on the applicable senior net leverage ratio plus (ii) a base rate equal to the greatest of (a) the rate of interest last quoted by The Wall Street Journal as the “prime rate,” (b) the sum of the federal funds rate plus a margin of 0.50% and (c) the sum of the adjusted LIBOR that would be applicable to a loan with an interest period of one month advanced on the applicable day (not to be less than 0.00%) plus a margin of 1.00% or (y) the sum of (i) an applicable margin ranging from 1.75% to 2.50% based on the applicable senior net leverage ratio plus (ii) the offered rate per annum for similar dollar deposits for the applicable interest period that appears on Reuters Screen LIBOR01 Page (not to be less than zero). Swing loans may not be LIBOR loans. The availability of additional draws under this amended and restated credit facility is conditioned, among other things, upon (after giving effect to such draws) the Total Net Leverage Ratio (as defined in the New Credit Agreement) not exceeding 3.75:1.00. In certain circumstances, in connection with a Material Acquisition (as defined in the New Credit Agreement), the Company can elect to increase its Total Net Leverage Ratio compliance covenant to 4.25:1.00 for the then current fiscal quarter and the three succeeding fiscal quarters. In connection with this amended and restated credit facility, the Company incurred approximately $1.1 million of debt issuance costs.

Addus HealthCare, Inc. (“Addus HealthCare”) is the borrower, and its parent, Holdings, and substantially all of Holdings’ subsidiaries are guarantors under this amended and restated credit facility, and it is secured by a first priority security interest in all of the Company’s and the other credit parties’ current and future tangible and intangible assets, including the shares of stock of the borrower and subsidiaries. The New Credit Agreement contains affirmative and negative covenants customary for credit facilities of this type, including limitations on the Company with respect to liens, indebtedness, guaranties, investments, distributions, mergers and acquisitions and dispositions of assets.

The Company pays a fee ranging from 0.20% to 0.35% based on the applicable senior net leverage ratio times the unused portion of the revolving portion of the amended and restated credit facility.

The New Credit Agreement contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The New Credit Agreement also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum Interest Coverage Ratio (as defined in the New Credit Agreement), a requirement to stay below a maximum Total Net Leverage Ratio (as defined in the New Credit Agreement) and a requirement to stay below a maximum permitted amount of capital expenditures, as well as restrictions on guarantees, indebtedness, liens, investments and loans, subject to customary carve outs, a restriction on dividends (provided that Addus HealthCare may make distributions to the Company in an amount that does not exceed $7.5 million in any year absent of an event of default, plus limited exceptions for tax and administrative distributions), a restriction on the ability to consummate acquisitions (without the consent of the lenders) subject to compliance with the Total Net Leverage Ratio (as defined in the New Credit Agreement), restrictions on mergers, dispositions of assets, and affiliate transactions, and restrictions on fundamental changes and lines of business.

Senior Secured Credit Facility

Prior to October 31, 2018, the Company was party to a credit agreement (the “Credit Agreement”) with certain lenders and Capital One, N.A., as a lender and swing lender and as agent for all lenders. This credit facility totaled $250.0 million, replaced the Company’s previous senior secured credit facility totaling $125.0 million (“Terminated Senior Secured Credit Facility”, see description below for more details), and terminated the Second Amended and Restated Credit and Guaranty Agreement, dated as of November 10, 2015, as modified by the May 24, 2016 amendment (as amended, the “Terminated Senior Secured Credit Agreement”), between the Company, certain lenders and Fifth Third Bank, as agent, which evidenced the Terminated Senior Secured Credit Facility. The credit facility included a $125.0 million revolving loan, a $45.0 million term loan and an $80.0 million delayed draw term loan. The credit facility was to mature on May 8, 2022. Addus HealthCare was the borrower, with its parent, Holdings, and substantially all of Holdings’ subsidiaries being guarantors under the credit facility. The credit facility was secured by a first priority security interest in all of the Company’s and the other credit parties’ current and future tangible and intangible assets, including the shares of stock of the borrower and subsidiaries. The availability of additional draws under the revolving credit portion of the Company’s credit facility was conditioned, among other things, upon (after giving effect to such draws) the ratio of Consolidated Total Indebtedness (as defined in the Credit Agreement), less subordinated indebtedness, to Consolidated Adjusted EBITDA (as defined in the Credit Agreement) not exceeding 4.25:1.00. In connection with the credit facility, the Company incurred $2.9 million of debt issuance costs.

Interest on the Company’s credit facility was payable at (x) the sum of (i) an applicable margin ranging from 1.50% to 2.25% based on the applicable senior leverage ratio plus (ii) a base rate equal to the greatest of (a) the rate of interest last quoted by The Wall Street Journal as the “prime rate,” (b) the sum of the federal funds rate plus a margin of 0.50% and (c) the sum of the adjusted LIBOR that would be applicable to a loan with an interest period of one month advanced on the applicable day (not to be less than 0.00%) plus a margin of 1.00% or (y) the sum of (i) an applicable margin ranging from 2.50% to 3.25% based on the applicable leverage ratio plus (ii) the offered rate per annum for the applicable interest period that appears on Reuters Screen LIBOR01 Page. Swing loans may not be LIBOR loans.

The Company paid a fee ranging from 0.25% to 0.50% based on the applicable leverage ratio times the unused portion of the revolving portion of the credit facility.

During the nine months ended September 30, 2018, the Company drew a total of approximately $60.4 million on its delayed draw term loan under the credit facility to fund the acquisitions of Ambercare and Arcadia. The Company did not draw on the term loan during the three months ended September 30, 2018.

As of September 30, 2018, the Company had a total of $103.2 million of term loans outstanding with an interest rate of 4.60% on the credit facility and the total availability under the revolving credit loan facility was $88.6 million.

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

8. Income Taxes

A reconciliation of the statutory federal tax rate of 21.0% for the three and nine months ended September 30, 2018 and 35.0% for the three and nine months ended September 30, 2017 is summarized as follows:

	Three Months Ended September 30,
	2018	2017
Federal income tax at statutory rate	21.0%	35.0%
State and local taxes, net of federal benefit	5.3	4.4
Jobs tax credits, net	(10.0)	(7.7)
Nondeductible permanent items	2.0	0.5
Other	2.4	—

Effective income tax rate	20.7%	32.2%

	Nine Months Ended September 30,
	2018	2017
Federal income tax at statutory rate	21.0%	35.0%
State and local taxes, net of federal benefit	6.5	4.9
Jobs tax credits, net	(9.3)	(7.5)
Nondeductible permanent items	1.5	0.5
Other	0.9	(0.8)

Effective income tax rate	20.6%	32.1%

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“Tax Reform Act”). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35.0% to a flat 21.0% rate, effective January 1, 2018. The effective income tax rate was 20.7% and 32.2% for the three months ended September 30, 2018 and 2017, respectively. The difference between our federal statutory and effective income tax rates are principally due to the inclusion of state taxes and the use of federal employment tax credits. A provisional valuation allowance increased $0.2 million and $0.4 million in the three and nine months ended September 30, 2018, respectively, as a result of the elimination of a performance based equity exception in calculating the $1.0 million limitation for 162(m) under the Tax Reform Act.

In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Job Act, (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. Additional work is necessary for a more detailed analysis of our deferred tax assets and liabilities as well as potential correlative adjustments. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed. No additional estimated amounts were finalized during the quarter ending September 30, 2018.

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

On January 20, 2016, the Company was served with a lawsuit filed in the United States District Court for the Northern District of Illinois against the Company and Cigna Corporation by Stop Illinois Marketing Fraud, LLC, a qui tam relator formed for the purpose of bringing this action. In the action, the plaintiff alleges, inter alia, violations of the federal False Claims Act relating primarily to allegations of violations of the federal Anti-Kickback Statute and allegedly, improper referrals of patients from the Company’s home care division to the Company’s home health business, substantially all of which was sold in 2013. The plaintiff seeks to recover damages, fees and costs under the federal False Claims Act including treble damages, civil penalties and its attorneys’ fees. The U.S. government has declined to intervene at this time. Plaintiff amended its complaint on April 4, 2016 to include additional allegations in support of its False Claims Act claims, including alleged violations of the federal Anti-Kickback Statute. The Company and Cigna Corporation filed a motion to dismiss the amended complaint on June 6, 2016. On February 3, 2017, the Court granted Cigna Corporation’s motion to dismiss in full, and granted the Company’s motion to dismiss in part, allowing Plaintiff another chance to amend its complaint. Plaintiff timely filed a second amended complaint on March 10, 2017, withdrawing its conspiracy claim under the Federal False Claims Act and adding an explicit claim under the Illinois False Claims Act for the same underlying kickback allegations. On April 7, 2017, the Company filed a partial motion to dismiss the Second Amended Complaint. On May 24, 2017, the State of Illinois filed notice that it was declining to intervene in the plaintiff’s claim under the Illinois False Claims Act. On March 21, 2018, the Court granted the Company’s motion to dismiss the Second Amended Complaint in part and narrowed the lawsuit to whether the federal False Claims Act was violated with respect to home health services provided at three senior living facilities in Illinois. The Company intends to defend the litigation vigorously and believes the case will not have a material adverse effect on its business, financial condition or results of operations.

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

10. Severance and Restructuring

In 2016, the Company initiated steps to streamline its operations. The Company incurred total expenses related to these initiatives of approximately $0.3 million and $0.6 million for the three months ended September 30, 2018 and 2017, respectively, and $1.4 million and $1.5 million for the nine months ended September 30, 2018 and 2017, respectively. These costs are included in general and administrative expenses on the Company’s Unaudited Condensed Consolidated Statements of Income. The expenses recorded for the three and nine months ended September 30, 2018 included costs related to terminated employees and other professional fees. The expenses recorded for the three and nine months ended September 30, 2017 included costs related to terminated employees and fees related to the termination of professional service relationships. The Company expects some additional restructuring and other costs to occur, however, the amount and timing cannot be determined at this time.

The following provides the components of and changes in our severance and restructuring accruals:

	Employee Termination Costs	Restructuring and Other
	(Amounts in Thousands)
Balance at December 31, 2017	$562	$1,077
Provision	610	285
Utilization	(856)	(755)

Balance at September 30, 2018	$316	$607

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

Our personal care segment provides non-medical assistance with activities of daily living, primarily to persons who are at risk of hospitalization or institutionalization, such as the elderly, chronically ill or disabled. Our hospice segment provides physical, emotional and spiritual care for people who are terminally ill as well as for their families. Our home health segment provides services that are primarily medical in nature to individuals who may require assistance during an illness or after surgery, and include skilled nursing and physical, occupational and speech therapy.

The tables below set forth information about our reportable segments for the three and nine months ended September 30, 2018 and 2017 along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements. Segment assets are not reviewed by the company’s chief decision makers and therefore are not disclosed below.

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

	For the Three Months Ended September 30, 2018
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$128,094	$7,116	$2,421	$137,631
Cost of services revenues	95,428	3,777	1,721	100,926

Gross profit	32,666	3,339	700	36,705
Provision for doubtful accounts	48	1	—	49
General and administrative expenses	10,446	1,474	604	12,524

Segment operating income	$22,172	$1,864	$96	$24,132

	For the Nine Months Ended September 30, 2018
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$362,606	$11,765	$3,944	$378,315
Cost of services revenues	268,815	6,351	2,819	277,985

Gross profit	93,791	5,414	1,125	100,330
Provision for doubtful accounts	210	3	1	214
General and administrative expenses	29,073	2,326	946	32,345

Segment operating income	$64,508	$3,085	$178	$67,771

Segment Reconciliation:	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
	(Amounts in Thousands)
Total segment operating income	$24,132	$67,771
Items not allocated at segment level:
Other general and administrative expenses	15,694	43,739
Depreciation and amortization	2,535	6,676
Interest income	(113)	(2,468)
Interest expense	1,543	3,836

Income before income taxes	$4,473	$15,988

	For the Three Months Ended September 30, 2017
	(Amounts in thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$108,592	$—	$—	$108,592
Cost of services revenues	79,539	—	—	79,539

Gross profit	29,053	—	—	29,053
Provision for doubtful accounts	2,106	—	—	2,106
General and administrative expenses	7,957	—	—	7,957

Segment operating income	$18,990	$—	$—	$18,990

	For the Nine Months Ended September 30, 2017
	(Amounts in thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$313,758	$—	$—	$313,758
Cost of services revenues	228,877	—	—	228,877

Gross profit	84,881	—	—	84,881
Provision for doubtful accounts	6,208	—	—	6,208
General and administrative expenses	24,129	—	—	24,129

Segment operating income	$54,544	$—	$—	$54,544

Segment Reconciliation:	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2017
	(Amounts in thousands)
Total segment operating income	$18,990	$54,544
Items not allocated at segment level:
Other general and administrative expenses	11,402	33,110
Gain on sale of assets	—	(2,065)
Depreciation and amortization	1,781	4,811
Interest income	(30)	(50)
Interest expense	870	3,629
Other income	(64)	(165)

Income before income taxes	$5,031	$15,274

12. Significant Payors

For the three and nine months ended September 30, 2018 and 2017 the Company’s revenue by payor type was as follows:

	Personal Care
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018		2017		2018		2017
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
State, local and other governmental programs	$73,606	57.5%	$69,073	63.6%	$213,011	58.7%	$203,409	64.8%
Managed care organizations	45,271	35.3	36,866	34.0	126,809	35.0	102,055	32.5
Private pay	5,549	4.3	1,959	1.8	14,861	4.1	6,230	2.0
Commercial insurance	1,869	1.5	694	0.6	4,271	1.2	2,064	0.7
Other	1,799	1.4	—	—	3,654	1.0	—	—

Total personal care segment net service revenues	$128,094	100.0%	$108,592	100.0%	$362,606	100.0%	$313,758	100.0%

	Hospice
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018		2018
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$6,677	93.8%	$11,030	93.8%
Managed care organizations	426	6.0	721	6.1
Other	13	0.2	14	0.1

Total hospice segment net service revenues	$7,116	100.0%	$11,765	100.0%

	Home Health
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018		2018
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$2,184	90.2%	$3,588	91.0%
Managed care organizations	221	9.1	329	8.3
Other	16	0.7	27	0.7

Total home health segment net service revenues	$2,421	100.0%	$3,944	100.0%

The percentages of segment revenue for each of the Company’s significant states for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Personal Care
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018		2017		2018		2017
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Illinois	$58,863	46.0%	$56,813	52.3%	$174,457	48.2%	$165,370	52.7%
New York	16,814	13.1	14,904	13.7	47,999	13.2	43,562	13.9
New Mexico	16,013	12.5	10,645	9.8	42,594	11.7	24,854	7.9
All other states	36,404	28.4	26,230	24.2	97,556	26.9	79,972	25.5

Total personal care segment net service revenues	$128,094	100.0%	$108,592	100.0%	$362,606	100.0%	$313,758	100.0%

	Hospice
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018		2018
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
New Mexico	$7,116	100.0%	$11,765	100.0%

Total hospice segment net service revenues	$7,116	100.0%	$11,765	100.0%

	Home Health
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018		2018
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
New Mexico	$2,421	100.0%	$3,944	100.0%

Total home health segment net service revenues	$2,421	100.0%	$3,944	100.0%

A substantial portion of the Company’s net service revenues and accounts receivable are derived from services performed for state and local governmental agencies. The Illinois Department on Aging, the largest payor program for our Illinois personal care operations, accounted for 29.5% and 36.6% of the Company’s net service revenues for the three months ended September 30, 2018 and 2017, respectively and accounted for 31.8% and 36.6% of the Company’s net service revenues for the nine months ended September 30, 2018 and 2017, respectively.

The related receivables due from the Illinois Department on Aging represented 27.4% and 37.5% of the Company’s net accounts receivable at September 30, 2018 and December 31, 2017, respectively.

13. Concentration of Cash

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash. The Company maintains cash with financial institutions which, at times, may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk on cash.

14. Subsequent Events

On October 31, 2018, the Company amended and restated its existing Credit Agreement with certain lenders and Capital One, N.A as a lender and swing line lender and as agent for all lenders. See Note 7, “Amended and Restated Senior Secured Credit Facility” for additional information.

Effective October 31, 2018, the Company entered into a definitive agreement to acquire the assets of VIP Health Care Services for approximately $28.0 million. The Company expects to complete this transaction in the first or second quarter of 2019, contingent on the timing of certain regulatory approvals. The Company expects to fund this acquisition through the delayed draw term loan portion of its new credit facility and available cash on hand.

On November 5, 2018 we amended and restated the employment agreements of each of our named executive officers in order to: (i) increase the amount of severance that would be payable on certain terminations of employment in connection with a change in control (as defined in the employment agreements), from two times annual compensation to three times annual compensation (as defined in the employment agreements) in the case of our chief executive officer, and from one times annual compensation to two times annual compensation (as defined in the employment agreements) in the case of our other named executive officers; (ii) provide that the enhanced severance for terminations of employment in connection with a change in control would be payable if the named executive officers self-terminated for good reason (as defined in the employment agreements); (iii) stipulate that severance for terminations of employment in connection with a change in control would include any unpaid bonus for a performance period completed prior to termination (the chief executive officer already had this right); and (iv) adjust the duration of non-competition and non-solicitation periods to match the number of years of annual compensation that the named executive officer would receive in severance. Copies of these employment agreements are attached to this Quarterly Report on 10-Q as Exhibits 10.3 through 10.8, and are incorporated herein by reference.

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

Overview

With the acquisition of Ambercare completed during the second quarter of 2018, we began to report our business with two additional segments, hospice and home health. Prior to the Ambercare acquisition, we operated one business segment as a provider of personal care services. Our personal care segment provides non-medical assistance with activities of daily living, primarily to persons who are at risk of hospitalization or institutionalization, such as the elderly, chronically ill or disabled. Our hospice segment provides physical, emotional and spiritual care for people who are terminally ill as well as for their families. Our home health segment provides services that are primarily medical in nature to individuals who may require assistance during an illness or after surgery, and include skilled nursing and physical, occupational and speech therapy.

As of September 30, 2018, we provided our services in 24 states through 156 offices. Our payor clients include federal, state and local governmental agencies, managed care organizations, commercial insurers and private individuals. For the nine months ended September 30, 2018 and 2017, we served approximately 55,000 and 49,000 discrete individuals, respectively. Our personal care segment also includes staffing services provided to approximately 150 businesses for the nine months ended September 30, 2018, with clients for staffing services including assisted living facilities, nursing homes and hospice facilities.

Our services are principally provided in the home under agreements with federal, state and local government agencies. Our consumers are predominately “dual eligible,” meaning they are eligible to receive both Medicare and Medicaid benefits. The federal government permits states to initiate dual eligible demonstration programs and other managed Medicaid initiatives designed to coordinate the services provided through Medicare and Medicaid, with the overall objective of improving care quality and reducing costs. Managed care revenues accounted for 35.3% and 34.0% of our revenue during the three months ended September 30, 2018 and 2017, respectively and 35.0% and 32.5% of our revenue during the nine months ended September 30, 2018 and 2017, respectively.

The personal care services we provide include assistance with bathing, grooming, oral care, assistance with feeding and dressing, medication reminders, meal planning and preparation, housekeeping and transportation services. We provide these non-medical services on a long-term, continuous basis, with an average duration of approximately 26 months per consumer.

The hospice services we provide include palliative nursing care, social work, spiritual counseling, homemaker services and bereavement counseling. Generally, patients receiving hospice services have a life expectancy of six months or less.

The home health services we provide are primarily medical in nature to individuals who may require assistance during an illness or after surgery, and include skilled nursing and physical, occupational and speech therapy. We generally provide home health services on a short-term, intermittent or episodic basis to individuals, typically to assist patients recovering from an illness or injury.

Our services and operating model address a number of crucial needs across the healthcare continuum. Care provided in the home generally costs less than facility-based care and is typically preferred by consumers and their families. By providing services in the home to the elderly and others who require long-term care and support with the activities of daily living, we lower the cost of chronic and acute care treatment by delaying or eliminating the need for care in more expensive settings. In addition, our home care aides observe and report changes in the condition of our consumers for the purpose of facilitating early intervention in the disease process, which often reduces the cost of medical services by preventing unnecessary emergency room visits and/or hospital admissions and re-admissions. We coordinate the services provided by our team with those of other healthcare providers and payors as appropriate. Changes in a consumer’s conditions are evaluated by appropriately trained managers and may result in a report to the consumer’s case manager at a managed care organization or other payor. By providing care in the preferred setting of the home and by providing opportunities to improve the consumer’s conditions and allow early intervention as indicated, our model also is designed to improve consumer outcomes and satisfaction.

We believe our model provides significant value to managed care organizations. States are increasingly implementing managed care programs for Medicaid enrollees, and as a result managed care organizations are increasingly responsible for the healthcare needs and the related healthcare costs of our consumers. Managed care organizations have an economic incentive to better manage the healthcare expenditures of their members, lower costs and improve outcomes. We believe that our model is well positioned to assist in meeting those goals while also improving consumer satisfaction, and, as a result, we expect increased referrals from managed care organizations.

In April of 2018, the Centers for Medicare and Medicaid Services (“CMS”) issued a final rule change, which will go into effect on January 1, 2019, that will allow Medicare Advantage insurers to offer beneficiaries more options and new benefits. Through this new rule, CMS has redefined health-related supplemental benefits to include services that increase health and improve quality of life, including coverage of non-skilled in-homecare. This policy change, emphasizing improving quality and reducing costs, aligns with our overall approach to care, and we believe the increased demand for personal care from the Medicare Advantage population represents a significant upside opportunity over the next three to five years.

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

Acquisitions

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

On April 1, 2018, we completed an acquisition of certain assets of Arcadia for approximately $18.9 million. Arcadia provides home care services to approximately 2,300 consumers through 26 offices in 10 states. We funded this acquisition through the delayed draw term loan portion of our credit facility. In September 2018, we acquired certain affiliate branches of Arcadia for $0.6 million using cash on hand.

On May 1, 2018, we completed the acquisition of all of the issued and outstanding stock of Ambercare for approximately $39.6 million plus the amount of excess cash held by Ambercare at closing (approximately $12.0 million). With the purchase of Ambercare, we expanded our personal care operations and acquired hospice and home health operations in the State of New Mexico. We funded this acquisition through the delayed draw term loan portion of our credit facility.

Effective October 31, 2018, we entered into a definitive agreement to acquire the assets of VIP Health Care Services for approximately $28.0 million. With the purchase of VIP Health Care Services, we will expand our personal care operations in the State of New York and into the New York City metropolitan area. We expect to complete this transaction in the first or second quarter of 2019, contingent on the timing of certain regulatory approvals. We expect to fund this acquisition through the delayed draw term loan portion of our new credit facility and available cash on hand.

Through the Ambercare acquisition, completed in the second quarter of 2018, we have acquired the businesses that comprise our hospice and home health segments.

Business

As of September 30, 2018, we provided our services in 24 states through 156 offices. Our payor clients include federal, state and local governmental agencies, managed care organizations, commercial insurers and private individuals. For the nine months ended September 30, 2018 and 2017, we served approximately 55,000 and 49,000 discrete individuals, respectively.

For the three and nine months ended September 30, 2018 and 2017 our revenue by payor type was as follows:

	Personal Care
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018		2017		2018		2017
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
State, local and other governmental programs	$73,606	57.5%	$69,073	63.6%	$213,011	58.7%	$203,409	64.8%
Managed care organizations	45,271	35.3	36,866	34.0	126,809	35.0	102,055	32.5
Private pay	5,549	4.3	1,959	1.8	14,861	4.1	6,230	2.0
Commercial insurance	1,869	1.5	694	0.6	4,271	1.2	2,064	0.7
Other	1,799	1.4	—	—	3,654	1.0	—	—

Total personal care segment net service revenues	$128,094	100.0%	$108,592	100.0%	$362,606	100.0%	$313,758	100.0%

	Hospice
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018		2018
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$6,677	93.8%	$11,030	93.8%
Managed care organizations	426	6.0	721	6.1
Other	13	0.2	14	0.1

Total hospice segment net service revenues	$7,116	100.0%	$11,765	100.0%

	Home Health
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018		2018
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$2,184	90.2%	$3,588	91.0%
Managed care organizations	221	9.1	329	8.3
Other	16	0.7	27	0.7

Total home health segment net service revenues	$2,421	100.0%	$3,944	100.0%

The percentages of segment revenue for each of our significant states for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Personal Care
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018		2017		2018		2017
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Illinois	$58,863	46.0%	$56,813	52.3%	$174,457	48.2%	$165,370	52.7%
New York	16,814	13.1	14,904	13.7	47,999	13.2	43,562	13.9
New Mexico	16,013	12.5	10,645	9.8	42,594	11.7	24,854	7.9
All other states	36,404	28.4	26,230	24.2	97,556	26.9	79,972	25.5

Total personal care segment net service revenues	$128,094	100.0%	$108,592	100.0%	$362,606	100.0%	$313,758	100.0%

	Hospice
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018		2018
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
New Mexico	$7,116	100.0%	$11,765	100.0%

Total hospice segment net service revenues	$7,116	100.0%	$11,765	100.0%

	Home Health
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018		2018
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
New Mexico	$2,421	100.0%	$3,944	100.0%

Total home health segment net service revenues	$2,421	100.0%	$3,944	100.0%

A significant amount of our net service revenues are derived from one payor client, the Illinois Department on Aging which accounted for 29.5% and 36.6% of our total net service revenues for the three months ended September 30, 2018 and 2017, respectively, and accounted for 31.8% and 36.6% of our total net service revenues for the nine months ended September 30, 2018 and 2017, respectively. The Illinois Department on Aging’s payments for non-Medicaid consumers have been delayed in the past and may continue to be delayed in the future due to budget disputes. The State of Illinois did not adopt comprehensive budgets for fiscal years 2016 or 2017, ending June 30, 2016 and June 30, 2017, respectively. On July 6, 2017, the State of Illinois passed a budget for state fiscal year 2018, which began on July 1, 2017, authorizing the Illinois Department on Aging to pay for our services rendered to non-Medicaid consumers provided in prior fiscal years. As of September 30, 2018, we have received all such payments. On June 4, 2018, the State of Illinois passed a budget for state fiscal year 2019, which began on July 1, 2018.

In December 2014, the Chicago City Council passed an ordinance that will raise the minimum wage for Chicago workers to $13 per hour by 2019, with increases up to $1 per hour effective on July 1 of each year. The rate is $12 per hour effective July 1, 2018. The wage increase in 2016 did not have a material impact on us because of our existing wage scale. The 2017 wage increase was offset by a reimbursement rate increase. In the budget process for the 2019 fiscal year, a similar provision was proposed but was not included in the final budget. We believe that there is legislative support for an increase and anticipate that a pass-through increase to offset the wage increase could be passed in a November 2018 session or, more likely, in the first half of 2019. In quarters for which a reimbursement rate increase is not in effect, this could have an adverse effect on our financial performance.

We measure the performance of our segments using a number of different metrics. For the personal care segment these include billable hours, billable hours per business day, revenues per billable hour and the number of consumers, or census. For the hospice segment these include admissions, average daily census, average length of stay and revenue per patient day. For the home health segment these include admissions, recertifications, total volume, number of visits, completed episodes and average revenue per completed episode.

Results of Operations- Consolidated

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The following table sets forth, for the periods indicated, our unaudited condensed consolidated results of operations.

	For the Three Months Ended September 30,
	2018		2017		Change
	Amount	% Of Net Service Revenues	Amount	% Of Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Net service revenues	$137,631	100.0%	$108,592	100.0%	$29,039	26.7%
Cost of service revenues	100,926	73.3	79,539	73.2	21,387	26.9

Gross profit	36,705	26.7	29,053	26.8	7,652	26.3
General and administrative expenses	28,218	20.5	19,359	17.8	8,859	45.8
Provision for doubtful accounts	49	—	2,106	1.9	(2,057)	(97.7)
Depreciation and amortization	2,535	1.8	1,781	1.7	754	42.3

Total operating expenses	30,802	22.4	23,246	21.4	7,556	32.5

Operating income	5,903	4.3	5,807	5.4	96	1.7

Interest income	(113)	(0.1)	(30)	—	(83)
Interest expense	1,543	1.1	870	0.8	673

Total interest expense, net	1,430	1.0	840	0.8	590	70.2
Other income	—	—	64	—	(64)	(100.0)

Income before income taxes	4,473	3.3	5,031	4.6	(558)	(11.1)
Income tax expense	927	0.7	1,623	1.5	(696)	(42.9)

Net income	$3,546	2.6%	$3,408	3.1%	$138	4.0%

Net service revenues increased by 26.7% to $137.6 million for the three months ended September 30, 2018 compared to $108.6 million for the same period in 2017. Net service revenues increased primarily due to the acquisitions of Arcadia and Ambercare during the second quarter of 2018 and an increase in same store sales of 3.7% for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. This increase in net service revenues was offset by a $2.4 million decrease in net service revenues as a result of our adoption of ASC 606. Under ASC 606 the majority of what historically was classified as provision for doubtful accounts under operating expenses is now treated as an implicit price concession factored into net service revenues. See Note 2 to the Notes to Condensed Consolidated Financial Statements (Unaudited) Summary of Significant Accounting Policies for additional information.

Gross profit, expressed as a percentage of net service revenues, decreased to 26.7% for the three months ended September 30, 2018, compared to 26.8% for the same period in 2017. The decrease was primarily due to our adoption of ASC 606, as described above, which resulted in a $2.4 million decrease in net service revenues. This decrease was offset by the acquisition of the relatively higher margin Ambercare business in the second quarter of 2018.

General and administrative expenses increased to $28.2 million as compared to $19.4 million for the three months ended September 30, 2018 and 2017, respectively. The increase in general and administrative expenses was primarily due to acquisitions that resulted in an increase in administrative employee wages, rent, data processing, taxes and benefit costs of $4.9 million, in addition, acquisition related costs increased approximately $1.4 million. General and administrative expenses, expressed as a percentage of net service revenues increased to 20.5% for the three months ended September 30, 2018, from 17.8% for the three months ended September 30, 2017. The increase was primarily due to our adoption of ASC 606, as described above, which resulted in a $2.4 million decrease in net service revenues.

Provision for doubtful accounts decreased by approximately $2.1 million to $49,000 for the three months ended September 30, 2018 compared to $2.1 million for the same period in 2017. The decrease was primarily due to our adoption of ASC 606 which resulted in a $2.4 million decrease in the provision for doubtful accounts as the majority of what historically was classified as provision for doubtful accounts under operating expenses is now treated as an implicit price concession factored into net service revenues.

Depreciation and amortization expense increased to $2.5 million from $1.8 million for the three months ended September 30, 2018 and 2017, respectively, primarily due to the increase of intangible assets related to the fiscal year 2018 acquisitions.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The following table sets forth, for the periods indicated, our unaudited condensed consolidated results of operations.

	For the Nine Months Ended September 30,
	2018		2017		Change
	Amount	% Of Net Service Revenues	Amount	% Of Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Net service revenues	$378,315	100.0%	$313,758	100.0%	$64,557	20.6%
Cost of service revenues	277,985	73.5	228,877	72.9	49,108	21.5

Gross profit	100,330	26.5	84,881	27.1	15,449	18.2
General and administrative expenses	76,084	20.1	57,239	18.2	18,845	32.9
Gain on sale of adult day services center	—	—	(2,065)	(0.6)	2,065	(100.0)
Provision for doubtful accounts	214	—	6,208	2.0	(5,994)	(96.6)
Depreciation and amortization	6,676	1.8	4,811	1.5	1,865	38.8

Total operating expenses	82,974	21.9	66,193	21.1	16,781	25.4

Operating income	17,356	4.6	18,688	6.0	(1,332)	(7.1)

Interest income	(2,468)	(0.7)	(50)	—	(2,418)
Interest expense	3,836	1.0	3,629	1.2	207

Total interest expense, net	1,368	0.4	3,579	1.2	(2,211)	(61.8)
Other income	—	—	165	0.1	(165)	(100.0)

Income before income taxes	15,988	4.2	15,274	4.9	714	4.7
Income tax expense	3,287	0.9	4,908	1.6	(1,621)	(33.0)

Net income	$12,701	3.4%	$10,366	3.3%	$2,335	22.5%

Net service revenues increased by 20.6% to $378.3 million for the nine months ended September 30, 2018 compared to $313.8 million for the same period in 2017. Net service revenues increased primarily due to the acquisitions of Arcadia and Ambercare during the second quarter of 2018 and an increase in same store sales of 4.0% in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. This increase in net service revenues was offset by a $6.8 million decrease in net service revenues as a result of our adoption of ASC 606. Under ASC 606 the majority of what historically was classified as provision for doubtful accounts under operating expenses is now treated as an implicit price concession factored into net service revenues. See Note 2 to the Notes to Condensed Consolidated Financial Statements (Unaudited) Summary of Significant Accounting Policies for additional information.

Gross profit, expressed as a percentage of net service revenues, decreased to 26.5% for the nine months ended September 30, 2018, compared to 27.1% for the same period in 2017. The decrease was primarily due to our adoption of ASC 606, as described above, which resulted in a $6.8 million decrease in net service revenues. This decrease was offset by the acquisition of the relatively higher margin Ambercare business in the second quarter of 2018.

General and administrative expenses increased to $76.1 million as compared to $57.2 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in general and administrative expenses was primarily due to acquisitions that resulted in an increase in administrative employee wages, taxes and benefit costs of $11.4 million and an increase in acquisition expenses of $1.9 million. General and administrative expenses, expressed as a percentage of net service revenues, increased to 20.1% for the nine months ended September 30, 2018, from 18.2% for the nine months ended September 30, 2017. The increase was primarily due to our adoption of ASC 606, as described above, which resulted in a $6.8 million decrease in net service revenues.

Provision for doubtful accounts decreased by approximately $6.0 million to $0.2 million for the nine months ended September 30, 2018 compared to $6.2 million for the same period in 2017. The decrease was primarily due to our adoption of ASC 606 which resulted in a $6.8 million decrease in the provision for doubtful accounts as the majority of what historically was classified as provision for doubtful accounts under operating expenses is now treated as an implicit price concession factored into net service revenues.

Depreciation and amortization expense increased to $6.7 million from $4.8 million for the nine months ended September 30, 2018 and 2017, respectively, primarily due to the increase of intangible assets related to the fiscal year 2018 acquisitions.

Interest Income

Illinois law entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. We accounted for the interest income in accordance with ASC 606. The interest income was recognized when the State of Illinois approved a prompt payment interest penalty during the nine months ended September 30, 2018, removing the constraint related to the amount and intent to pay the prompt payment interest. For the three months ended September 30, 2018, we did not receive any prompt payment interest. For the nine months ended September 30, 2018, we received $2.3 million in prompt payment interest and reported it in our Unaudited Condensed Consolidated Statements of Income as interest income. For the three and nine months ended September 30, 2017, we did not receive any prompt payment interest. While we may be owed additional prompt payment interest, the amount, timing, and intent to provide such payments remains uncertain, and we will continue to recognize prompt payment interest income upon satisfaction of these constraints.

Interest Expense

For the three months ended September 30, 2018 as compared to September 30, 2017, interest expense increased to $1.5 million from $0.9 million. For the nine months ended September 30, 2018 as compared to September 30, 2017, interest expense increased to $3.8 million from $3.6 million. The increases in interest expenses are primarily due to higher outstanding term loan balance under our credit facility during the three and nine months ending September 30, 2018 compared to September 30, 2017, offset by a write-off of the unamortized debt issuance costs in the amount of $1.3 million upon the termination of our Terminated Senior Secured Credit Facility on May 8, 2017. See Note 7 to the Notes to Condensed Consolidated Financial Statements (Unaudited) Long-Term Debt for additional information.

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

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. Our federal statutory rate was 21.0% and 35.0% for the three and nine months ended September 30, 2018 and 2017, respectively. The effective income tax rate was 20.7% and 32.2% for the three months ended September 30, 2018 and 2017, respectively and 20.6% and 32.1% for the nine months ended September 30, 2018 and 2017, respectively. The difference between our federal statutory and effective income tax rates are principally due to the inclusion of state taxes and the use of federal employment tax credits. A provisional valuation allowance increased $0.2 million and $0.4 million in the three and nine months ended September 30, 2018, respectively, as a result of the elimination of a performance based equity exception in calculating the $1.0 million limitation for 162(m) under the Tax Reform Act.

Results of Operations – Segments

The following tables and related analysis summarize our operating results and business metrics by segment:

Personal Care Segment

	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2018		2017		Change		2018		2017		Change
Personal Care Segment	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
Operating Results
Net service revenues	$128,094	100.0%	$108,592	100.0%	$19,502	18.0%	$362,606	100.0%	$313,758	100.0%	$48,848	15.6%
Cost of services revenues	95,428	74.5	79,539	73.2	15,889	20.0	268,815	74.1	228,877	72.9	39,938	17.4

Gross profit	32,666	25.5	29,053	26.8	3,613	12.4	93,791	25.9	84,881	27.1	8,910	10.5
Provision for doubtful accounts	48	—	2,106	1.9	(2,058)	(97.7)	210	0.1	6,208	2.0	(5,998)	(96.6)
General and administrative expenses	10,446	8.2	7,957	7.3	2,489	31.3	29,073	8.0	24,129	7.7	4,944	20.5

Segment operating income	$22,172	17.3%	$18,990	17.5%	$3,182	16.8%	$64,508	17.8%	$54,544	17.4%	$9,964	18.3%

Business Metrics (Actual Numbers, Except Billable Hours in Thousands)
Average billable census	37,670		34,935		2,735	7.8%	37,704		35,176		2,528	7.2%
Billable hours	7,007		6,049		958	15.8	19,865		17,685		2,180	12.3
Average billable hours per census per month	61.5		57.7		3.8	6.6	58.2		55.9		2.3	4.1
Billable hours per business day	107,793		93,054		14,739	15.8	101,351		90,692		10,659	11.8
Revenues per billable hour	$18.31		$17.95		$0.36	2.0%	$18.27		$17.74		$0.53	3.0%

Net service revenues from state, local and other governmental programs accounted for 57.5% and 63.6% of net service revenues for the three months ended September 30, 2018 and 2017, respectively and 58.7% and 64.8% of net service revenues for the nine months ended September 30, 2018 and 2017, respectively. Managed care organizations accounted for 35.3% and 34.0% of net service revenues for the three months ended September 30, 2018 and 2017, respectively and 35.0% and 32.5% of net service revenues for the nine months ended September 30, 2018 and 2017, respectively, with commercial insurance, private pay and other payors accounting for the remainder of net service revenues. A significant amount of our net service revenues were derived from one payor client, the Illinois Department on Aging, which accounted for 29.5% and 36.6% of net service revenues for the three months ended September 30, 2018 and 2017, respectively and 31.8% and 36.6% of net service revenues for the nine months ended September 30, 2018 and 2017, respectively.

Net service revenues increased by 18.0% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Net service revenues increased primarily as a result of a 15.8% increase in billable hours in the three months September 30, 2018 as compared to the three months ended September 30, 2017. Net service revenues increased by 15.6% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increases are primarily due to the acquisitions of Arcadia and Ambercare during the second quarter of 2018. In addition net service revenues increased as a result of a 12.3% increase in billable hours and a 3.0% increase in revenues per billable hour in the nine months September 30, 2018 as compared to the nine months ended September 30, 2017. These increases in net service revenues were offset by a $2.4 million and $6.8 million decrease in net service revenues for the three and nine months ended September 30, 2018, respectively, as a result of our adoption of ASC 606. Under ASC 606 the majority of what historically was classified as provision for doubtful accounts under operating expenses is now treated as an implicit price concession factored into net service revenues. See Note 2 to the Notes to Condensed Consolidated Financial Statements (Unaudited) Summary of Significant Accounting Policies for additional information.

Gross profit, expressed as a percentage of net service revenues, decreased from 26.8% for the three months ended September 30, 2017 to 25.5% for the three months ended September 30, 2018 and from 27.1% for the nine months ended September 30, 2017 to 25.9% for the nine months ended September 30, 2018. The decrease was primarily due to our adoption of ASC 606, as described above, which resulted in a $2.4 million and $6.8 million decrease in net service revenues for the three and nine months ended September 30, 2018, respectively.

Provision for doubtful accounts decreased by approximately $2.1 million to $48,000 for the three months ended September 30, 2018 compared to $2.1 million for the same period in 2017. Provision for doubtful accounts decreased by approximately $6.0 million to $210,000 for the nine months ended September 30, 2018 compared to $6.2 million for the same period in 2017. The decrease was primarily due to our adoption of ASC 606 which resulted in a $2.4 million and $6.8 million decrease in the provision for doubtful accounts for the three and nine months ended September 30, 2017, respectively, as the majority of what historically was classified as provision for doubtful accounts under operating expenses is now treated as an implicit price concession factored into net service revenues.

General and administrative expenses increased by approximately $2.5 million and $4.9 million for the three and nine months ended September 30, 2018, respectively. The increase in general and administrative expenses was primarily due to acquisitions that resulted in a $1.4 million and $3.0 million increase in administrative employee wages, taxes and benefit costs, a $0.5 million and $1.0 million increase in commissions, and a $0.3 million and $0.5 million increase in rent expenses for the three and nine months ended September 30, 2018, respectively.

Hospice Segment

	For the Three Months Ended September 30, 2018		For the Nine Months Ended September 30, 2018
Hospice Segment (Amounts in thousands, except percentages)	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues %
Net service revenues	$7,116	100.0%	$11,765	100.0%
Cost of services revenues	3,777	53.1	6,351	54.0

Gross profit	3,339	46.9	5,414	46.0
Provision for doubtful accounts	1	—	3	—
General and administrative expenses	1,474	20.7	2,326	19.8

Segment operating income	$1,864	26.2%	$3,085	26.2%

Business Metrics (Actual Numbers)
Admissions	393		643
Average daily census	520		528
Average length of stay	145.4		146.1
Patient days	47,679		80,279
Revenue per patient day	$149.25		$146.55

On May 1, 2018, with the completion of the acquisition of Ambercare, we began operating a hospice segment. Hospice generates net service revenues by providing care to patients with a life expectancy of six months or less and their families. Net service revenues from Medicare accounted for 93.8% for the three and nine months ended September 30, 2018. Net service revenues from managed care organizations accounted for 6.0% and 6.1% for the three and nine months ended September 30, 2018, respectively.

Gross profit, expressed as a percentage of net service revenues was 46.9% and 46.0% for the three and nine months ended September 30, 2018, respectively. General and administrative expenses, expressed as a percentage of net service revenues was 20.7% and 19.8% for the three and nine months ended September 30, 2018, respectively. The hospice segment’s general and administrative expenses primarily consist of administrative employee wages, taxes and benefit costs, rent, information technology and office expenses. The hospice segment’s operating income was $1.9 million and $3.1 million for the three and nine months ended September 30, 2018, respectively.

Home Health Segment

	For the Three Months Ended September 30, 2018		For the Nine Months Ended September 30, 2018
Home Health Segment (Amounts in thousands, except percentages)	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues %
Net service revenues	$2,421	100.0%	$3,944	100.0%
Cost of services revenues	1,721	71.1	2,819	71.5

Gross profit	700	28.9	1,125	28.5
Provision for doubtful accounts	—	—	1	—
General and administrative expenses	604	24.9	946	24.0

Segment operating income	$96	4.0%	$178	4.5%

Business Metrics (Actual Numbers)
New admissions	653		1,041
Recertifications	616		985
Total volume	1,269		2,026
Visits	21,774		34,631

On May 1, 2018, with the acquisition of Ambercare, we began operating a home health segment. Home health generates net service revenues by providing home health services on a short-term, intermittent or episodic basis to individuals, generally to treat an illness or injury. Net service revenues from Medicare accounted for 90.2% and 91.0% and managed care organizations accounted for 9.1% and 8.3% for the three and nine months ended September 30, 2018, respectively.

Gross profit, expressed as a percentage of net service revenues was 28.9% and 28.5% for the three and nine months ended September 30, 2018, respectively. General and administrative expenses, expressed as a percentage of net service revenues was 24.9% and 24.0% for the three and nine months ended September 30, 2018, respectively. The home health segment’s general and administrative expenses consist of administrative employee wages, taxes and benefit costs, rent, information technology and office expenses. The home health segment’s operating income was $96,000 and $178,000 for the three and nine months ended September 30, 2018, respectively.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash from operations and borrowings under our credit facility. During the three months ending September 30, 2018, we received cash proceeds from the issuance and sale of shares of common stock of Holdings in our secondary public offering as described below under “Secondary Offering”. As described below under “Senior Secured Credit Facility”, we entered into a credit facility on May 8, 2017 that replaced our Terminated Senior Secured Credit Facility (see “Terminated Senior Secured Credit Facility” below). As described below under “Amended and Restated Senior Secured Credit Facility”, we amended and restated our existing credit agreement on October 31, 2018. At September 30, 2018 and December 31, 2017, we had cash balances of $147.5 million and $53.8 million, respectively.

During the nine months ending September 30, 2018, we drew a total of approximately $60.4 million on our delayed draw term loan under the credit facility to fund the acquisitions of Ambercare and Arcadia. We did not draw on the term loan during the three months ended September 30, 2018.

As of September 30, 2018, we had a total of $103.2 million outstanding on our credit facility. After giving effect to the amount drawn on our credit facility, approximately $10.6 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA, we had $88.6 million available for borrowing under our credit facility.

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

The Illinois Department on Aging’s payments for non-Medicaid consumers have been delayed in the past and may continue to be delayed in the future due to budget disputes. The State of Illinois did not adopt comprehensive budgets for fiscal years 2016 or 2017, ending June 30, 2016 and June 30, 2017, respectively. On July 6, 2017, the State of Illinois passed a budget for state fiscal year 2018, which began on July 1, 2017, authorizing the Illinois Department on Aging to pay for our services rendered to non-Medicaid consumers in prior fiscal years. As of September 30, 2018, we have received all such payments. On June 4, 2018, the State of Illinois passed a budget for state fiscal year 2019, which began on July 1, 2018. There remains uncertainty surrounding the State of Illinois’ future year budgets. If future budgets are not enacted timely payments from the State of Illinois could be delayed in the future. The delays could adversely impact our liquidity and result in the need to increase borrowings under our credit facility or cause us to pursue other liquidity options.

In December 2014, the Chicago City Council passed an ordinance that will raise the minimum wage for Chicago workers to $13 per hour by 2019, with increases up to $1 per hour effective on July 1 of each year. The rate is $12 per hour effective July 1, 2018. The wage increase in 2016 did not have a material impact on us because of our existing wage scale. The 2017 wage increase was offset by a reimbursement rate increase. In the budget process for the 2019 fiscal year, a similar provision was proposed but was not included in the final budget. We believe that there is legislative support for an increase and anticipate that a pass-through increase to offset the wage increase could be passed in a November 2018 session or, more likely, in the first half of 2019. In quarters for which a reimbursement rate increase is not in effect, this could have an adverse effect on our financial performance.

Amended and Restated Senior Secured Credit Facility

On October 31, 2018, we amended and restated our existing Credit Agreement (the “New Credit Agreement”) with certain lenders and Capital One, National Association as a lender and swing line lender and as agent for all lenders. This amended and restated credit facility totals $269.6 million, inclusive of a $250.0 million revolving loan and a $19.6 million delayed draw term loan, and amends and restates our previous senior secured credit facility totaling $250.0 million. The maturity of this amended and restated credit facility is May 8, 2023, with borrowing under the delayed draw term loan available until January 31, 2019. Interest on our amended and restated credit facility may be payable at (x) the sum of (i) an applicable margin ranging from 0.75% to 1.50% based on the applicable senior net leverage ratio plus (ii) a base rate equal to the greatest of (a) the rate of interest last quoted by The Wall Street Journal as the “prime rate,” (b) the sum of the federal funds rate plus a margin of 0.50% and (c) the sum of the adjusted LIBOR that would be applicable to a loan with an interest period of one month advanced on the applicable day (not to be less than 0.00%) plus a margin of 1.00% or (y) the sum of (i) an applicable margin ranging from 1.75% to 2.50% based on the applicable senior net leverage ratio plus (ii) the offered rate per annum for similar dollar deposits for the applicable interest period that appears on Reuters Screen LIBOR01 Page (not to be less than zero). Swing loans may not be LIBOR loans. The availability of additional draws under this amended and restated credit facility is conditioned, among other things, upon (after giving effect to such draws) the Total Net Leverage Ratio (as defined in the New Credit Agreement) not exceeding 3.75:1.00. In certain circumstances, in connection with a Material Acquisition (as defined in the New Credit Agreement), the Company can elect to increase its Total Net Leverage Ratio compliance covenant to 4.25:1.00 for the then current fiscal quarter and the three succeeding fiscal quarters. In connection with this amended and restated credit facility, we incurred approximately $1.1 million of debt issuance costs.

Addus HealthCare, Inc. (“Addus HealthCare”) is the borrower, and its parent, Holdings, and substantially all of Holdings’ subsidiaries are guarantors under this amended and restated credit facility, and it is secured by a first priority security interest in all of our and the other credit parties’ current and future tangible and intangible assets, including the shares of stock of the borrower and subsidiaries. The New Credit Agreement contains affirmative and negative covenants customary for credit facilities of this type, including limitations on us with respect to liens, indebtedness, guaranties, investments, distributions, mergers and acquisitions and dispositions of assets.

We pay a fee ranging from 0.20% to 0.35% based on the applicable senior net leverage ratio times the unused portion of the revolving portion of the amended and restated credit facility.

The New Credit Agreement contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The New Credit Agreement also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum Interest Coverage Ratio (as defined in the New Credit Agreement), a requirement to stay below a maximum Total Net Leverage Ratio (as defined in the New Credit Agreement) and a requirement to stay below a maximum permitted amount of capital expenditures, as well as restrictions on guarantees, indebtedness, liens, investments and loans, subject to customary carve outs, a restriction on dividends (provided that Addus HealthCare may make distributions to us in an amount that does not exceed $7.5 million in any year absent of an event of default, plus limited exceptions for tax and administrative distributions), a restriction on the ability to consummate acquisitions (without the consent of the lenders) subject to compliance with the Total Net Leverage Ratio (as defined in the New Credit Agreement), restrictions on mergers, dispositions of assets, and affiliate transactions, and restrictions on fundamental changes and lines of business.

Senior Secured Credit Facility

Prior to October 31, 2018, we were a party a credit agreement (the “Credit Agreement”) with certain lenders and Capital One, N.A., as a lender and swing lender and as agent for all lenders. This credit facility totaled $250.0 million, replaced the Company’s previous senior secured credit facility totaling $125.0 million (“Terminated Senior Secured Credit Facility”, see description below for more details), and terminated the Second Amended and Restated Credit and Guaranty Agreement, dated as of November 10, 2015, as modified by the May 24, 2016 amendment (as amended, the “Terminated Senior Secured Credit Agreement”), between us, certain lenders and Fifth Third Bank, as agent, which evidenced the Terminated Senior Secured Credit Facility. The credit facility included a $125.0 million revolving loan, a $45.0 million term loan and an $80.0 million delayed draw term loan. The credit facility was to mature on May 8, 2022, although the delayed draw term loan was only available until November 8, 2018. Under the terms of an accordion feature of the Credit Agreement, $100.0 million was also available for incremental term loans. Borrowings under the delayed draw term loans and the incremental term loans were limited to financing or refinancing Permitted Acquisitions (as defined in the Credit Agreement). The availability of additional draws under the revolving credit portion of the Company’s credit facility was conditioned, among other things, upon (after giving effect to such draws) the ratio of Consolidated Total Indebtedness (as defined in the Credit Agreement), less subordinated indebtedness, to Consolidated Adjusted EBITDA (as defined in the Credit Agreement) not exceeding 4.25:1.00. In connection with the credit facility, the Company incurred $2.9 million of debt issuance costs.

Addus HealthCare was the borrower, with its parent, Holdings, and substantially all of Holdings’ subsidiaries being guarantors under the credit facility. The credit facility was secured by a first priority security interest in all of our and the other credit parties’ current and future tangible and intangible assets, including the shares of stock of the borrower and subsidiaries.

Interest on the Company’s credit facility was payable at (x) the sum of (i) an applicable margin ranging from 1.50% to 2.25% based on the applicable senior leverage ratio plus (ii) a base rate equal to the greatest of (a) the rate of interest last quoted by The Wall Street Journal as the “prime rate,” (b) the sum of the federal funds rate plus a margin of 0.50% and (c) the sum of the adjusted LIBOR that would be applicable to a loan with an interest period of one month advanced on the applicable day (not to be less than 0.00%) plus a margin of 1.00% or (y) the sum of (i) an applicable margin ranging from 2.50% to 3.25% based on the applicable leverage ratio plus (ii) the offered rate per annum for the applicable interest period that appears on Reuters Screen LIBOR01 Page. Swing loans may not be LIBOR loans.

The Company paid a fee ranging from 0.25% to 0.50% based on the applicable leverage ratio times the unused portion of the revolving portion of the credit facility.

During the nine months ended September 30, 2018, we drew a total of approximately $60.4 million on its delayed draw term loan under the credit facility to fund the acquisitions of Ambercare and Arcadia. We did not draw on the term loan during the three months ended September 30, 2018.

As of September 30, 2018, we had a total of $103.2 million of term loans outstanding with an interest rate of 4.60% on the credit facility and the total availability under the revolving credit loan facility was $88.6 million.

As of December 31, 2017, we had a total of $44.4 million of term loans outstanding with an interest rate of 3.86% on the credit facility and the total availability under the revolving credit loan facility was $105.1 million.

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

Secondary Offering

On August 20, 2018, we, together with Eos Capital Partners III, L.P. (the “Selling Stockholder”) completed a secondary public offering of an aggregate 2,100,000 shares of common stock, par value $0.001 per share at a purchase price per share to the public of $59.00 (the “Public Offering Price”). Pursuant to the terms and conditions of the Underwriting Agreement, 1,075,267 shares of common stock were issued and sold by us (the “Primary Shares”) and 1,024,733 shares of Common Stock were sold by the Selling Stockholder (the “Secondary Shares”). Net proceeds of approximately $59.1 million were received from the sale of 1,075,267 Primary Shares. On August 22, 2018, the underwriters exercised their full over-allotment option in connection with the offering and, as a result, we issued and sold an additional 315,000 shares of common stock to the underwriters at the Public Offering Price, less the underwriting discount. The over-allotment resulted in additional net proceeds to us of approximately $17.5 million. We intend to use the proceeds received from this offering for general corporate purposes, including to potentially fund a portion of any future acquisitions that we may complete. We did not receive any of the proceeds from the sale of the Secondary Shares. The secondary offering resulted in an increase to additional paid in capital of approximately $76.6 million, net of issuance costs of $5.4 million, on the Company’s Unaudited Condensed Consolidated Balance Sheets at September 30, 2018.

Cash Flows

The following table summarizes changes in our cash flows for the nine months ended September 30, 2018 and 2017:

	For the Nine Months Ended September 30,
	2018	2017
	(Amounts in Thousands)
Net cash provided by operating activities	$24,679	$42,578
Net cash used in investing activities	(65,731)	(23,108)
Net cash provided by financing activities	134,775	18,205

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Net cash provided by operating activities was $24.7 million for the nine months ended September 30, 2018, compared to $42.6 million for the same period in 2017 primarily related to changes in accounts receivable. For the nine months ended September 30, 2017, the State of Illinois passed a budget on July 6, 2017, which resulted in significant receipts on accounts receivable for services previously provided. During the nine months ended September 30, 2018, we received timely payments on receivables from the State of Illinois.

Net cash used in investing activities was $65.7 million for the nine months ended September 30, 2018 compared to cash provided by investing activities of $23.1 million for the nine months ended September 30, 2017. Our investing activities for the nine months ended September 30, 2018 consisted of $39.6 million for the acquisition of Ambercare, net of cash acquired of $12.0 million, $18.9 million for the acquisition of Arcadia, $3.3 million for the acquisition of LifeStyle and $3.4 million in purchases of property and equipment primarily related to investments in our technology infrastructure. Our investing activities for the nine months ended September 30, 2017 were $2.4 million in net proceeds from the sale of three adult day services centers and $3.1 million in purchases of property and equipment primarily related to new office space and investments in our technology infrastructure.

Net cash provided by financing activities was $134.8 million for the nine months ended September 30, 2018 compared to $18.2 million for the nine months ended September 30, 2017. Our financing activities for the nine months ended September 30, 2018 were from net proceeds from our secondary offering of $76.6 million, borrowings of $60.4 million on the delayed draw term loan portion of our credit facility to fund the acquisitions of Arcadia and Ambercare, $1.7 million of payments on the term loan portion of the credit facility, $1.0 million in payments on capital lease obligations and $0.5 in cash received from the exercise of stock options. Our financing activities for the nine months ended September 30, 2017 were borrowings of $45.0 million on the term loan portion of our credit facility, $30.0 million in borrowings and subsequent repayment on the revolver credit facility, $20.0 million in draws and subsequent repayments on the revolver portion of our Terminated Senior Secured Credit Facility, $24.1 million of payments on the term loan portion of our Terminated Senior Secured Credit Facility, $2.8 million payment for debt issuance costs, $1.2 million in cash received from exercise of stock options, and $0.7 million of payments on capital lease obligations.

Accounts Receivable

Gross accounts receivable as of September 30, 2018 and December 31, 2017 were approximately $106.4 million and $99.7 million, respectively. Outstanding accounts receivable, net of the allowance for doubtful accounts, increased by $17.7 million as of September 30, 2018 as compared to December 31, 2017. The increase in net accounts receivable was primarily due to accounts receivable acquired from our Arcadia and Ambercare acquisitions in the second quarter of 2018.

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

In 2018, subsequent adjustments that are determined to be the result of an adverse change in the payor’s ability to pay are recognized as bad debt expense due to the adoption of ASC 606-10. We recorded $2.4 million and $6.8 million as a reduction to revenue that would have been recorded as bad debt expense over the three and nine months ended September 30, 2017. Our collection procedures include review of account agings and direct contact with our payors. We have historically not used collection agencies. An uncollectible amount is written off to the allowance account after reasonable collection efforts have been exhausted.

We calculate our days sales outstanding (“DSO”) by taking the trade accounts receivable outstanding net of the allowance for doubtful accounts divided by the total net service revenues for the last quarter, multiplied by the number of days in that quarter. Our DSOs were 71 days and 73 days at September 30, 2018 and December 31, 2017, respectively. The DSOs for our largest payor, the Illinois Department on Aging, at September 30, 2018 and December 31, 2017 were 66 days and 75 days, respectively. We may not receive payments on a consistent basis in the near term and our DSOs and the DSO for the Illinois Department on Aging may increase despite the State of Illinois’s enactment of state budgets for fiscal years 2018 and 2019.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

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

Revenue Recognition

On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. We adopted the standard using the modified retrospective approach and did not record a cumulative catch-up adjustment as the timing and measurement of revenue for our customers is similar to our prior revenue recognition model. However, the majority of what historically was classified as provision for doubtful accounts expense under operating expenses is now treated as an implicit price concession factored into net service revenues.

Personal Care

The majority of our net service revenues are generated from providing personal care services directly to consumers under contracts with state, local and other governmental agencies, managed care organizations, commercial insurers and private consumers. Generally, these contracts, which are negotiated based on current contracting practices as appropriate for the payor, establish the terms of a customer relationship and set the broad range of terms for services to be performed at a stated rate. However, the contracts do not give rise to rights and obligations until an order is placed with us. When an order is placed, it creates the performance obligation to provide a defined quantity of service hours, or authorized hours, per consumer. We satisfy our performance obligations over time, given that consumers simultaneously receive and consume the benefits provided by us as the services are performed. As we have a right to consideration from customers commensurate with the value provided to customers from the performance completed over a given invoice period, we have elected to use the practical expedient for measuring progress toward satisfaction of performance obligations and recognizes patient service revenue in the amount to which we have a right to invoice.

Hospice Revenue

We generate net service revenues from providing hospice services to consumers who are terminally ill and their families. Net service revenues are recognized as services are provided and costs for delivery of such services are incurred. The estimated payment rates are daily rates for each of the levels of care we delivers. Hospice companies are subject to two specific payment limit caps under the Medicare program each federal fiscal year, the inpatient cap and the aggregate cap. The inpatient cap limits the number of inpatient care days provided to no more than 20% of the total days of hospice care provided for the year. The aggregate cap limits the amount of Medicare reimbursement a hospice may receive, based on the number of Medicare patients served. For federal fiscal year 2018, which ended September 30, 2018, we were below the payment limits and did not record a cap liability.

Home Health Revenue

We also generate net service revenues from providing home healthcare services directly to consumers under contracts with Medicare. Generally, these contracts, which are negotiated based on current contracting practices as appropriate for the payor, establish the terms of a relationship and set the broad range of terms for services to be performed on an episodic basis at a stated rate. Home health Medicare services are paid under the Medicare Home Health Prospective Payment System

(“HHPPS”), which is based on 60 day episodes of care. The HHPPS permits multiple, continuous episodes per patient. Medicare payment rates for episodes under HHPPS vary based on the severity of the patient’s condition as determined by our assessment of a patient’s Home Health Resource Group score. We elect to use the same 60-day length of episode that Medicare recognizes as standard but accelerates revenue upon discharge to align with a patient’s episode length if less than the expected 60 days, which depicts the transfer of services and related benefits received by the patient over the term of the contract necessary to satisfy the obligations. We recognize revenue based on the number of days elapsed during an episode of care within the reporting period. We satisfy our performance obligations over time, given that consumers simultaneously receive and consume the benefits provided by us as the services are performed. As we have a right to consideration from Medicare commensurate with the services provided to customers from the performance completed over a given episodic period, we have elected to use the practical expedient for measuring progress toward satisfaction of performance obligations. Under this method recognizing revenue ratably over the episode based on beginning and ending dates is a reasonable proxy for the transfer of benefit of the service.

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

In 2018, subsequent adjustments that are determined to be the result of an adverse change in the payor’s ability to pay are recognized as bad debt expense due to the adoption of ASU 2014-09, Revenue from Contracts with Customers. We recorded $2.4 million and $6.8 million for the three and nine months ended September 30, 2018 as a reduction to revenue that would have been recorded as bad debt expense under the prior revenue recognition guidance.

Goodwill

Our carrying value of goodwill is the residual of the purchase price over the fair value of the net assets acquired from various acquisitions. In accordance with ASC Topic 350, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite useful lives are not amortized. We test goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. We may use a qualitative test, known as “Step 0,” or a two-step quantitative method to determine whether impairment has occurred. We can elect to perform Step 0, an optional qualitative analysis, and based on the results skip the remaining two steps. In 2017, we elected to implement Step 0 and we were not required to conduct the remaining two steps. The results of our Step 0 assessment indicated that it was more likely than not that the fair value of our reporting unit exceeded its carrying value and therefore we concluded that there were no impairments for the year ended December 31, 2017. No impairment charges were recorded for the three and nine months ended September 30, 2018 or 2017.

Intangible Assets

We review our finite lived intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine if impairment exists, we compare the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset, generally determined by discounting the estimated future cash flows. No impairment charges were recorded for the year ended December 31, 2017 or three and nine months ended September 30, 2018 or 2017.

Workers’ Compensation Program

Our workers’ compensation insurance program has a $0.4 million deductible component. We recognize our obligations associated with this program in the period the claim is incurred. The cost of both the claims reported and claims incurred but not reported, up to the deductible, have been accrued based on historical claims experience, industry statistics and an actuarial analysis performed by an independent third party. We monitor our claims quarterly and adjust our reserves accordingly. These costs are recorded primarily as the cost of services on the Unaudited Condensed Consolidated Statements of Income. As of September 30, 2018 and December 31, 2017, we recorded $14.8 million and $12.6 million, respectively, in accrued workers’ compensation insurance. The accrued workers’ compensation insurance is included in accrued expenses on our Unaudited Condensed Consolidated Balance Sheets. As of September 30, 2018 and December 31, 2017, we recorded $1.4 million and $0.5 million, respectively, in workers’ compensation insurance recovery receivables. The workers’ compensation insurance recovery receivable is included in prepaid expenses and other current assets on our Unaudited Condensed Consolidated Balance Sheets.

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

Stock-based Compensation

We currently have one stock incentive plan, the 2017 Omnibus Incentive Plan (the “2017 Plan”), under which new grants of stock-based employee compensation may be made. In addition, we have outstanding awards under our 2009 Stock Incentive Plan, as amended and restated. We account for stock-based compensation in accordance with ASC Topic 718, Stock Compensation. Under the 2017 Plan, compensation expense is recognized on a straight-line basis over the vesting period of the equity awards based on the grant date fair value of the options and restricted stock awards. We use the Black-Scholes Option Pricing Model to value the Company’s options. The determination of the fair value of stock-based payments utilizing the Black-Scholes Model is affected by our stock price and a number of assumptions, including expected volatility, risk-free interest rate, expected term, and expected dividends yield. Stock-based compensation expense was $1.1 million and $0.7 million for the three months ended September 30, 2018 and 2017, respectively and $3.0 million and $1.8 million for the nine months ended September 30, 2018 and 2017, respectively.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which replaces existing leasing rules with a comprehensive lease measurement and recognition standard and expanded disclosure requirements. ASU 2016-02 will require lessees to recognize most leases on their balance sheets as liabilities, with corresponding “right-of-use” assets and is effective for annual reporting periods beginning after December 15, 2018, subject to early adoption. For income statement recognition purposes, leases will be classified as either a finance or an operating lease. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which amends ASU 2016-02 to provide an additional transition method option. Under the new transition method, an entity initially applies the new lease standard at the adoption date, versus at the beginning of the earliest period presented, and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Upon initial evaluation, we believe that the new standard will have a material impact on our Consolidated Balance Sheets but it will not affect our liquidity. We have secured new software to account for the change in accounting for leases and are currently assessing the impact of adopting this standard.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new guidance eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on the current Step 1). ASU 2017-04 is effective for annual and any interim impairment tests for periods beginning after December 15, 2019. Early adoption is permitted. We are currently assessing the impact of adopting this standard.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. ASU 2018-15 requires customers in a hosting arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification (“ASC”) 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. We are currently assessing the impact of adopting this standard.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. As of September 30, 2018, we had outstanding borrowings of $103.2 million on our credit facility, all of which borrowings were subject to variable interest rates. If the variable rates on this debt were 100 basis points higher than the rate applicable to the borrowing during the three and nine month period ended September 30, 2018, our net income would have decreased by $0.2 million, or $0.02 per diluted share and $0.5 million, or $0.04 per diluted share, for the respective periods. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control Over Financial Reporting

We continue to integrate application changes and acquisitions processes into our established internal control environment to effectively manage our risk and financial reporting efforts.

Except as mentioned above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Industry

We could face a variety of risks by expanding into new lines of business.

In 2018, we expanded our lines of business to include hospice and home health with the acquisition of Ambercare Corporation and we acquired staffing operations as part of our Arcadia transaction. Risks of our entry into the hospice and home health segments and adding staffing operations to our home care segment include, without limitation, difficulties integrating new businesses with our ongoing operations, potential diversion of management’s time and other resources from our existing personal care business, the need for additional capital and other resources to expand into these new lines of business, and inefficient integration of operational and management systems and controls. In addition, new businesses that we acquire may have unknown or contingent liabilities, including liabilities for failure to comply with healthcare and other laws and regulations, professional liabilities, workers’ compensation liabilities, and tax liabilities. Although we generally attempt to exclude significant liabilities from our acquisitions in the case of acquisitions structured as asset sales and seek indemnification from sellers or insurance protection, we may nevertheless have material liabilities for past activities of acquired businesses. Entry into a new line of business may also subject us to new laws and regulations with which we are not familiar and may lead to increased litigation and regulatory risk.

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

A significant portion of our caseload and net service revenues are derived from government healthcare programs, primarily Medicare and Medicaid. For the year ended December 31, 2017, we derived approximately 64.2% of our net service revenues from state and local governmental agencies, primarily through Medicaid and Medicaid waiver programs. However, changes in government healthcare programs may decrease the reimbursement we receive or limit access to our services. As federal healthcare expenditures continue to increase and state governments face budgetary shortfalls, federal and state governments have made, and may continue to make, significant changes to the Medicare and Medicaid programs and reimbursement received for services rendered to beneficiaries of such programs. For example, the Budget Control Act of 2011 requires automatic spending reductions to reduce the federal deficit, including Medicare spending reductions of up to 2% per fiscal year, with a uniform percentage reduction across all Medicare programs. CMS began imposing a 2% reduction on Medicare claims on April 1, 2013, these reductions have been extended through 2027.

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

The implementation of alternative payment models and the transition of Medicaid and Medicare beneficiaries to managed care organizations may limit our market share and could adversely affect our revenues.

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

We may be similarly impacted by increased enrollment of Medicare and Medicaid beneficiaries in managed care plans, shifting away from traditional fee-for-service models. Under the managed Medicare program, also known as Medicare Advantage, the federal government contracts with private health insurers to provide Medicare benefits. Insurers may choose to offer supplemental benefits and impose higher plan costs on beneficiaries. Approximately one third of Medicare beneficiaries were enrolled in a Medicare Advantage plan in 2018, a figure that is expected to increase. Enrollment in managed Medicaid plans is also growing, as states are increasingly relying on managed care organizations to deliver Medicaid program services as a strategy to control costs and manage resources. We cannot assure you that we will be able to secure favorable contracts with all or some of the managed care organizations, that our reimbursement under these programs will remain at current levels, that the authorizations for services will remain at current levels or that our profitability will remain at levels consistent with past performance. In addition, operational processes may not be well defined as a state transitions beneficiaries to managed care. For example, membership, new referrals and the related authorization for services to be provided may be delayed, which may result in delays in service delivery to consumers or in payment for services rendered. Difficulties with operational processes may negatively affect our revenue growth rates, cash flow and profitability for services provided.

Other alternative payment models may be presented by the government and commercial payors to control costs that subject our Company to financial risk. We cannot predict at this time what effect alternative payment models may have on our Company.

Efforts to reduce the costs of the Illinois Department on Aging programs could adversely affect our service revenues and profitability.

For the years ended December 31, 2017 and 2016, we derived approximately 36.6% and 42.1%, respectively, of our revenue from the Illinois Department on Aging programs. The Governor of Illinois has proposed changes in recent years aimed at reducing expenditures by the Illinois Department on Aging, such as an income cap and higher threshold of need for eligibility in the Department on Aging’s Community Care Program which provides in-home adult day services and case management. Other strategies to reduce costs associated with the Illinois Department on Aging include shifting services to managed care organizations and implementing a Community Care Program Medicaid Initiative to enroll eligible individuals in Medicaid. The nature and extent of future cost reduction initiatives is unknown. If future reforms impact the eligibility of consumers for services, the number of hours authorized or otherwise restrict services provided to existing consumers, our service revenues and growth may be adversely affected.

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

Specifically, the State of Illinois’s payments for non-Medicaid consumers have been delayed in the past and may continue to be delayed in the future due to budget disputes that began in 2015. The State of Illinois did not adopt a comprehensive budget for fiscal years 2016 or 2017, but passed state budgets for each of fiscal years 2018 and 2019.

Our industry is highly competitive, fragmented and market-specific.

We compete with personal care service providers, hospice providers, home health providers, private caregivers, larger publicly held companies, privately held companies, privately held single-site agencies, hospital-based agencies, not-for-profit organizations, community-based organizations and self-directed care programs. Some of our competitors may have greater financial, technical, political and marketing resources, name recognition or a larger number of consumers and payors than we do. In addition, some of these organizations offer more services than we do in the markets in which we operate. These competitive advantages may limit our ability to attract and retain referrals in local markets and to increase our overall market share.

In many states, there are limited barriers to entry in providing personal care services. However, some states require entities to obtain a license before providing home care services. Licensure is generally required of agencies providing home health and hospice services, though requirements vary by state. Economic changes such as increases in minimum wage and changes in Department of Labor rules can also impact the ease of entry into a market. These factors may affect competition in our states.

Often our contracts with payors are not exclusive. Local competitors may develop strategic relationships with referral sources and payors. This could result in pricing pressures, loss of or failure to gain market share or loss of consumers or payors, any of which could harm our business. In addition, existing competitors may offer new or enhanced services that we do not provide, or be viewed by consumers as a more desirable local alternative. The introduction of new and enhanced service offerings, in combination with the development of strategic relationships by our competitors, could cause a decline in revenue, a loss of market acceptance of our services and a negative impact on our results of operations.

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

These laws include, but are not limited to:

•

the federal Anti-Kickback Statute, which prohibits knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, overtly or covertly, in cash or in kind, in return for or to induce such person to refer an individual, or to purchase, lease, order, arrange for or recommend purchasing, leasing or ordering, any good, facility, item or service that is reimbursable, in whole or in part, under a federal healthcare program. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations of the federal Anti-Kickback Statute may result civil and criminal penalties, including criminal fines of up to $100,000 and imprisonment of up to 10 years, civil penalties of up to $74,792 per violation plus damages of up to three times the total amount of remuneration involved, and/or exclusion from Medicare, Medicaid or other federal healthcare programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act;

•

the federal Stark physician self-referral law, which prohibits a physician from making a referral for certain “designated health services” covered by the Medicare or Medicaid program if the physician or an immediate family member has a financial relationship with the entity providing the designated health services, and prohibits that entity from billing or presenting a claim for the designated health services furnished pursuant to the prohibited referral, unless an exception applies. Sanctions for violating the Stark Law include denial of payment, civil monetary penalties of up to $24,253 per claim submitted and exclusion from the federal healthcare programs. Failure to refund amounts received as a result of a prohibited referral on a timely basis may constitute a false or fraudulent claim and may result in civil penalties and additional penalties under the FCA. The statute also provides for a penalty of up to $161,692 for a circumvention scheme;

•

the federal False Claims Act, which imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment to the federal government. Private individuals can bring False Claims Act “qui tam” actions, on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in amounts paid by the entity to the government in fines or settlement. When an entity is determined to have violated the federal civil False Claims Act, the government may impose civil fines and penalties ranging from $11,181 to $22,363 for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;

•

the federal Civil Monetary Penalties Law, which prohibits, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies;

•

the HIPAA fraud and abuse provisions, which prohibit, among other things, defrauding healthcare programs, willfully obstructing a criminal investigation of a healthcare offense and falsifying or concealing a material fact or making any materially false statements in connection with the payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation; and

•

other federal and state fraud and abuse laws, such as anti-kickback laws, prohibitions on self-referral, fee-splitting restrictions, insurance fraud laws, and false claims acts, which may extend to services reimbursable by any payer, including private insurers; and

•	federal and state laws and regulations governing the transmission, security and privacy and health information.

We currently have contractual relationships with current and potential referral sources, including hospitals and health systems, skilled nursing facilities and certain physicians who provide medical director services to our Company, and we cannot assure you that courts or regulatory agencies will not interpret these laws in ways that will implicate our arrangements. Federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts throughout the healthcare industry. While we endeavor to comply with applicable laws and regulations, we cannot assure you that our practices are fully compliant or that courts or regulatory agencies will not interpret those laws and regulations in ways that will adversely affect our practices. Also, the laws and regulations governing our business are subject to change, interpretations may evolve and enforcement focus may shift. These changes could subject us to allegations of impropriety or illegality, require restructuring of relationships with referral sources and providers or otherwise require changes to our operations. Failure to comply with applicable laws and regulations could lead to civil sanctions and criminal penalties, the termination of rights to participate in federal and state-sponsored programs, exclusion from federal healthcare programs, the suspension or revocation of licenses and nonpayment or delays in our ability to bill and collect for services provided, any of which could adversely affect our business, results of operations, or financial results.

In addition, as a result of our participation in Medicaid, Medicaid waiver, Medicare and Veterans Health Administration programs and other state and local governmental programs, and pursuant to certain of our contractual relationships, we are subject to various reviews, compliance audits and investigations by governmental authorities and other third parties to verify our compliance with these programs and agreements as well as applicable laws, regulations and conditions of participation. Each of our home care and hospice agencies must comply with the extensive conditions of participation in the Medicare program. If any of our agencies fail to meet any of the conditions of participation or coverage with respect to state licensure or our participation in Medicaid, Medicaid waiver, Medicare programs, Veterans Health Administration programs and other state and local governmental programs, we may receive a notice of deficiency from the applicable surveyor or authority. Failure to institute a plan of action to correct the deficiency within the period provided by the surveyor or authority could result in civil or criminal penalties, the imposition of fines or other sanctions, damage to our reputation, cancellation of our agreements, suspension or revocation of our licenses or disqualification from federal and state reimbursement programs. These actions may adversely affect our ability to provide certain services, to receive payments from other payors and to continue to operate. Additionally, failure to comply with the conditions of participation related to enrollment could result in a deactivation or revocation of billing privileges. To the extent that billing privileges are revoked, there is a mandated one to three-year bar to re-enrollment. Similarly, we could face liability under the False Claims Act if we submit claims to Medicare or Medicaid while not in compliance with certain conditions of participation that would cause the government to refuse payment. Further, actions taken against one of our offices may subject our other offices to adverse consequences. We may also fail to discover all instances of noncompliance by our acquisition targets, which could subject us to adverse remedies once those acquisitions are complete. Any termination of one or more of our offices from any federal, state or local program for failure to satisfy such program’s conditions of participation could adversely affect our net service revenues and profitability.

Delays in reimbursement may cause liquidity problems.

There are delays in reimbursement from the time we provide services to the time we receive reimbursement or payment for these services. Delays may result from changes by payors to data submission requirements or requests by fiscal intermediaries for additional data or documentation, among other issues. If we have information system problems or issues that arise with Medicare or Medicaid, we may encounter delays in our payment cycle. Such timing delays may cause working capital shortages. Working capital management, including prompt and diligent billing and collection, is an important factor in our results of operations and liquidity. System problems, Medicare or Medicaid issues or industry trends may extend our collection period, adversely impact our working capital. Our working capital management procedures may not successfully negate this risk. There are often timing delays when attempting to collect funds from Medicaid programs. Delays in receiving reimbursement or payments from these programs may adversely impact our working capital.

We are and have been subject to routine and periodic surveys, audits and investigations by various governmental agencies. In addition to surveys to determine compliance with the conditions of participation, CMS has engaged a number of contractors (including Medicare Administrative Contractors, Recovery Audit Contractors, Zone Program Integrity Contractors, and Medicaid Integrity Contractors) to conduct audits to evaluate billing practices and identify overpayments. These audits can result in recoupments by Medicare and other payors of amounts previously paid to us. In addition to audits by CMS contractors, individual states are implementing similar integrity programs using Medicaid Recovery Audit Contractors. We are unable to predict what additional government regulations, if any, affecting our business may be enacted in the future, how existing or future laws and regulations might be interpreted or whether we will be able to comply with such laws and regulations either in the markets in which we presently conduct, or wish to commence, business. In June 2016, CMS announced its plans to implement a three-year “Pre-Claim Review Demonstration of Home Health Services” in certain states, including Illinois. The demonstration, which involves clinical documentation requirements, seeks to improve identification, investigation, and prosecution of Medicare fraud among home health agencies and to reduce expenditures while maintaining or improving quality of care. The demonstration began in Illinois in August 2016, but CMS paused it in April 2017 and has refrained from expanding the demonstration to other states. In May 2018, CMS proposed a “Review Choice Demonstration for Home Health Services,” which is a revised version of the demonstration that will give providers the option of pre-claim review, post-payment review, or minimal post-payment review with a 25% payment reduction for all home health services. The revised demonstration will be implemented in Illinois, Ohio, North Carolina, Florida, and Texas for five years. We are currently unable to predict what impact, if any, this program may have on our result of operations or financial position when and if resumed.

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

In December 2014, the Chicago City Council passed an ordinance that will raise the minimum wage for Chicago workers to $13 per hour by 2019, with increases up to $1 per hour effective on July 1 of each year. The rate is $12 per hour effective July 1, 2018. The wage increase in 2016 did not have a material impact on us because of our existing wage scale. The 2017 wage increase was offset by a reimbursement rate increase. In the budget process for the 2019 fiscal year, a similar provision was proposed but was not included in the final budget. We believe that there is legislative support for an increase and anticipate that a pass-through increase to offset the wage increase could be passed in a November 2018 session or, more likely, in the first half of 2019. In quarters for which a reimbursement rate increase is not in effect, this could have an adverse effect on our financial performance.

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

Under the ACA, each of our subsidiaries that employ an average of at least 50 full-time employees in a calendar year (“EIN’s”) are required to offer a minimum level of health coverage for 95% of our full-time employees in 2017 or be subject to an annual penalty. For the year ended December 31, 2017, we provided an offer of coverage to at least 95% of our full-time employees, averaged across eleven entities.

Our business may be adversely impacted by healthcare reform efforts, including repeal of or significant modifications to the ACA.

In recent years, the U.S. Congress and certain state legislatures have considered and passed a large number of laws intended to result in significant change to the healthcare industry. However, there is significant uncertainty regarding the future of the ACA, the most prominent of these reform efforts. The current presidential administration and certain members of Congress have stated their intent to repeal or make significant changes to the ACA, its implementation and its interpretation. In addition, the president signed an executive order that directs agencies to minimize “economic and regulatory burdens” of the ACA. The presidential administration and the U.S. Congress may take further action regarding the ACA, including, but not limited to, repeal or replacement. Most recently, the Tax Cuts and Jobs Acts was enacted, which, among other things, removes penalties for not complying with the ACA’s individual mandate to carry health insurance. Additionally, all or a portion of the ACA and related subsequent legislation may be modified, repealed or otherwise invalidated through further legislation or judicial challenge, which could result in lower numbers of insured individuals, and reduced coverage for insured individuals. Further legislation or regulation could be passed that could harm our business, financial condition and results of operations. Other legislative changes have been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011 included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect beginning on April 1, 2013 and have been extended through 2027. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover non-fraudulent overpayments to providers from three to five years.

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

We rely extensively on our computer systems to manage clinical and financial data, to communicate with our consumers, payors, vendors and other third parties, and to summarize and analyze our operating results. In spite of our policies, procedures and other security measures used to protect our computer systems and data, occasionally, we have experienced breaches that require us to notify affected consumers and the government, and we have worked with consumers and the government to resolve such issues. There can be no assurance that we will not be subject to additional and/or more severe cyber-attacks or security breaches in the future. Such attacks or breaches could result in loss of protected patient medical data or other information subject to privacy laws or disrupt our information technology systems or business, potentially exposing us to regulatory action, litigation and liability. We continue to prioritize cyber-security and the development of practices and controls to protect our systems and data. We utilize sophisticated firewalls to mitigate external threats and attacks through daily security content updates and intrusion prevention policies. In addition, all email is scanned for threats and viruses as well as Domain Keys Identified Mail (DKIM) keys authentication and Sender Policy Framework (SPF) records are utilized to mitigate spoofing and phishing attempts. Outgoing email is encrypted based on content and HIPAA regulations. In addition, we are required to comply with the privacy and security laws and regulations of HIPAA as amended by HITECH. If our privacy and security practices are not in compliance with HIPAA and/or if we fail to satisfy applicable breach notification requirements in the event of a security breach, we could be subject to significant fines and penalties. Penalties under HIPAA can be as high as $55,910 per violation (with an annual maximum of $1,677,299 per provision violated) depending on the degree of culpability.

Risks Related to Our Common Stock

We are able to issue shares of preferred stock with greater rights than our common stock.

Our board of directors is authorized to issue one or more series of preferred stock from time to time without any action on the part of our stockholders. Our board of directors also has the power, without stockholder approval, to set the terms of any such series of preferred stock that may be issued, including voting rights, dividend rights and preferences over our common stock with respect to dividends and other terms. If we issue preferred stock in the future that has a preference over our common stock with respect to the payment of dividends or other terms, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of holders of our common stock or the market price of our common stock could be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company dated as of October 27, 2009 (filed on November 20, 2009 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-34504) and incorporated by reference herein)

3.2	Amended and Restated Bylaws of the Company, as amended by the First Amendment to the Amended and Restated Bylaws (filed on May 9, 2013 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-34504) and incorporated by reference herein)

4.1	Form of Common Stock Certificate (filed on October 2, 2009 as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-160634) and incorporated by reference herein)

4.2	Registration Rights Agreement, dated September 19, 2006, by and among Addus HomeCare Corporation, Eos Capital Partners III, L.P., Eos Partners SBIC III, L.P., Freeport Loan Fund LLC, W. Andrew Wright, III, Addus Term Trust, W. Andrew Wright Grantor Retained Annuity Trust, Mark S. Heaney, James A. Wright and Courtney E. Panzer (filed on July 17, 2009 as Exhibit 4.3 to Addus HomeCare Corporation’s Registration Statement on Form S-1 (File No. 333-160634) and incorporated by reference herein)

10.1	Underwriting Agreement, dated as of August 15, 2018, by and among Addus HomeCare Corporation, Eos Capital Partners III, L.P., and Jefferies LLC, RBC Capital Markets LLC, and Raymond James & Associates, Inc., as representatives of the several underwriters named in Schedule A thereto (filed on August 16, 2018 as Exhibit 1.1 to Addus HomeCare Corporation’s Current Report on Form 8-K (File No. 001-34504) and incorporated by reference herein)

10.2	Amended and Restated Credit Agreement by and among Addus HealthCare, Inc., as borrower, the Company, the other Credit Parties party thereto, the Lenders and L/C Issuers party thereto, and Capital One, National Association, as administrative agent*

10.3	Second Amended and Restated Employment and Non-Competition Agreement, dated November 5, 2018, by and between Addus HealthCare, Inc. and R. Dirk Allison.*+

10.4	Second Amended and Restated Employment and Non-Competition Agreement, dated November 5, 2018, by and between Addus HealthCare, Inc. and Brian Poff.*+

10.5	Second Amended and Restated Employment and Non-Competition Agreement, dated November 5, 2018, by and between Addus HealthCare, Inc. and James Zoccoli.*+

10.6	Second Amended and Restated Employment and Non-Competition Agreement, dated November 5, 2018, by and between Addus HealthCare, Inc. and Darby Anderson.*+

10.7	Second Amended and Restated Employment and Non-Competition Agreement, dated November 5, 2018, by and between Addus HealthCare, Inc. and W. Bradley Bickham.*+

10.8	Amended and Restated Employment and Non-Competition Agreement, dated November 5, 2018, by and between Addus HealthCare, Inc. and Laurie Manning.*+

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	Financial statements from the quarterly report on Form 10-Q of Addus HomeCare Corporation for the quarter ended September 30, 2018, filed on November 8, 2018 formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements*

*	Filed herewith
**	Furnished herewith
+	Indicates a management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADDUS HOMECARE CORPORATION

Date: November 8, 2018	By:	/s/ R. DIRK ALLISON

R. Dirk Allison President and Chief Executive Officer (As Principal Executive Officer)

Date: November 8, 2018	By:	/s/ BRIAN POFF

Brian Poff Chief Financial Officer (As Principal Financial Officer)