Form 10-K
period 2018-12-31
Addus HomeCare Corp
filed 2019-03-18
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the last sale price on The Nasdaq Global Market on June 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) was $443,506,647.

As of March 1, 2019, there were 13,177,598 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2019 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2018 fiscal year) are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

When included in this Annual Report on Form 10-K, or in other documents that we file with the Securities and Exchange Commission (“SEC”) or in statements made by or on behalf of the Company, words like “believes,” “belief,” “expects,” “plans,” “anticipates,” “intends,” “seeks,” “projects,” “targets,” “estimates,” “may,” “might,” “continue,” “would,” “should,” “can,” “could,” “will,” and similar expressions or variations are intended to identify forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and assumptions of our management based on information currently available to management. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. These risks and uncertainties include, but are not limited to, changes in operational and reimbursement processes and payment structures at the state or federal levels; changes in Medicaid, Medicare, other government program and managed care organizations policies and payment rates; changes in, or our failure to comply with existing, federal and state laws or regulations or our failure to comply with new government laws or regulations on a timely basis; competition in the healthcare industry; the geographical concentration of our operations; changes in the case mix of consumers and payment methodologies; operational changes resulting from the assumption by managed care organizations of responsibility for managing and paying for our services to consumers; the nature and success of future financial and/or delivery system reforms; changes in estimates and judgments associated with critical accounting policies; our ability to maintain or establish new referral sources; our ability to renew significant agreements or groups of agreements; our ability to attract and retain qualified personnel; federal, city and state minimum wage pressure, including any failure of Illinois or any other governmental entity to enact a minimum wage offset and/or the timing of any such enactment; changes in payments and covered services due to the overall economic conditions and deficit spending by federal and state governments; cost containment initiatives undertaken by state and other third party payors; our ability to access financing through the capital and credit markets; our ability to meet debt service requirements and comply with covenants in debt agreements; business disruptions due to natural disasters or acts of terrorism; our ability to integrate and manage our information systems; our expectations regarding the size and growth of the market for our services; the acceptance of privatized social services; our expectations regarding changes in reimbursement rates; eligibility standards and limits on services imposed by state governmental agencies; the potential for litigation; discretionary determinations by government officials; our ability to successfully implement our business model to grow our business; our ability to continue identifying, pursuing and integrating acquisition opportunities and expand into new geographic markets; the impact of acquisitions and dispositions on our business; the effectiveness, quality and cost of our services; our ability to successfully execute our growth strategy; changes in tax rates; the impact of inclement weather or natural disasters; and various other matters, many of which are beyond our control.

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

Unless otherwise provided, “Addus,” “we,” “us,” “our,” and the “Company” refer to Addus HomeCare Corporation and our consolidated subsidiaries and “Holdings” refers to Addus HomeCare Corporation. When we refer to 2018, 2017 and 2016, we mean the twelve month period then ended December 31, unless otherwise provided.

A copy of this Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC, including all exhibits, is available on our internet website at http://www.addus.com on the “Investors” page link. Information contained on, or accessible through, our website is not a part of, and is not incorporated by reference into, this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

Overview

Addus HomeCare Corporation was incorporated in Delaware in 2006 under the name Addus Holding Corporation for the purpose of acquiring Addus HealthCare, Inc. (“Addus HealthCare”). Addus HealthCare was founded in 1979. We are a home care services provider operating in three segments: personal care; hospice; and home health. Our services are principally provided in the home under agreements with federal, state and local government agencies. Our consumers are predominantly “dual eligible,” meaning they are eligible to receive both Medicare and Medicaid benefits.

As of December 31, 2018, we provided services to over 39,000 consumers in 24 states through 156 offices. Our payor clients include federal, state and local governmental agencies, managed care organizations, commercial insurers and private individuals. For the years ended December 31, 2018, 2017 and 2016, we served approximately 57,000, 51,000 and 50,000 discrete consumers, respectively. Our personal care segment also includes staffing services, with clients including assisted living facilities, nursing homes and hospice facilities.

A summary of our financial results for 2018, 2017 and 2016 is provided in the table below.

	For the Years Ended December 31,
	2018	2017 (1)	2016 (1)
	(Amounts in Thousands)
Net service revenues – continuing operations	$518,119	$425,994	$400,929
Net income from continuing operations	17,377	13,534	12,063
Earnings from discontinued operations	126	147	97
Net income	$17,503	$13,681	$12,160
Total assets	$355,388	$271,691	$232,984

(1)

Net service revenues and net income from continuing operations, net income and total assets have been updated to reflect the correction described in Note 2 to the Notes to Consolidated Financial Statements.

Our services and operating model address a number of crucial needs across the healthcare continuum. Care provided in the home generally costs less than facility-based care and is typically preferred by consumers and their families. By providing services in the home to the elderly and others who require long-term care and support with the activities of daily living, we lower the cost of chronic and acute care treatment by delaying or eliminating the need for care in more expensive settings. In addition, our caregivers observe and report changes in the condition of our consumers for the purpose of facilitating early intervention in the disease process, which often reduces the cost of medical services by preventing unnecessary emergency room visits and/or hospital admissions and re-admissions. We coordinate the services provided by our team with those of other healthcare providers and payors as appropriate. Changes in a consumer’s conditions are evaluated by appropriately trained managers and may result in a report to the consumer’s case manager at a managed care organization or other payor. By providing care in the preferred setting of the home and by providing opportunities to improve the consumer’s conditions and allow early intervention as indicated, our model also is designed to improve consumer outcomes and satisfaction.

We believe our model provides significant value to managed care organizations. States are increasingly implementing managed care programs for Medicaid enrollees, and as a result managed care organizations have been increasingly responsible for the healthcare needs and the related healthcare costs of our consumers. Managed care organizations have an economic incentive to better manage the healthcare expenditures of their members, lower costs and improve outcomes. We believe that our model is well positioned to assist in meeting those goals while also improving consumer satisfaction, and, as a result, we expect increased referrals from managed care organizations.

Beginning January 1, 2019, a final rule of the Centers for Medicare and Medicaid Services (“CMS”), allows Medicare Advantage insurers to offer beneficiaries more options and new benefits. Through this rule, CMS has redefined health-related supplemental benefits to include services that increase health and improve quality of life, including coverage of non-skilled in-home care. This policy change, emphasizing improving quality and reducing costs, aligns with our overall approach to care, and we believe the increased demand for personal care from the Medicare Advantage population represents a significant upside opportunity over the next three to five years.

We utilize Interactive Voice Response (“IVR”) systems and smart phone applications to communicate with the majority of our aides. Through these technologies, our aides are able to report changes in health conditions to an appropriate manager for triage and evaluation. In addition, we use these technologies to record basic information about each visit, record start and end times for a scheduled shift, track mileage reimbursement, send text messages to the aide and communicate basic payroll information. In addition to our organic growth, we have been growing through acquisitions that have expanded our presence in current markets or facilitated our entry into new markets where the personal care business has primarily been moving to managed care organizations.

In 2013, we sold substantially all of the assets of our then home health skilled nursing business (the “2013 Home Health Business”) in Arkansas, Nevada, South Carolina and Pennsylvania, and 90% of the 2013 Home Health Business in California and Illinois. Effective October 1, 2017, we sold our remaining 10% ownership interest in the 2013 Home Health Business in California and Illinois. The results of the 2013 Home Health Business sold are reflected as discontinued operations for all periods presented herein. We maintain licensure as a Medicare home health agency in Ohio and Delaware in connection with providing services in those states. With the purchase of Ambercare Corporation (“Ambercare”), completed in the second quarter of 2018, we now maintain licensure as a Medicare home health and hospice agency in New Mexico.

Our Market and Opportunity

We provide personal care services to the elderly and other infirm adults who require long-term care and assistance with activities of daily living. Personal care services are a significant component of home and community-based services (“HCBS”), which have grown in significance and demand in recent years. Demand for personal care services is expected to continue to grow due to the aging of the U.S. population, increased life expectancy, and improved opportunities for individuals to receive home-based care as an alternative to institutional care. The population over the age of 65 nationally has been growing at a consistent rate for the past five years and the U.S. Census Bureau estimates are that this demographic will more than double by 2050.

Reported federal and state Medicaid expenditures for fee-for-service personal care services amounted to over $29.9 billion in calendar year 2016, the most recent year for which data is available, reflecting an increase of $1.9 billion from 2015.

Many states use both fee-for-service and managed care delivery models for personal care services, and the number of beneficiaries served through managed care continues to grow. As of July 2018, 39 states contracted with risk-based managed care organizations to serve their Medicaid enrollees, with 20 of those states enrolling at least 75% of all elderly beneficiaries or those with disabilities in managed care organizations. In 24 states, some or all long-term services and support is covered through Medicaid managed care arrangements.

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

The personal care services industry has become subject to increased regulation. At the federal level, recent efforts have focused on improved coordination of regulation across the various types of Medicaid programs through which personal care services are offered. For example, the 21st Century Cures Act, as amended, mandates that states implement electronic visit verification (“EVV”) by January 1, 2020, which will be used to collect home visit data, such as when the visit begins and ends. In several states, providers are now required to obtain state licenses or registrations and must comply with laws and regulations governing standards of practice. Providers must dedicate substantial resources to ensure continuing compliance with all applicable regulations and significant expenditures may be necessary to offer new services or to expand into new markets. The failure to comply with regulatory requirements could lead to the termination of rights to participate in federal and state-sponsored programs and the suspension or revocation of licenses. We believe new licensing requirements and regulations, including EVV, the increasing focus on improving health outcomes, the rising cost and complexity of operations, technology and pressure on reimbursement rates due to constrained government resources may discourage new providers and may encourage industry consolidation.

The Medicare-Medicaid Coordination Office (“MMCO”) was established within CMS to effectively improve services for consumers who are eligible for both Medicare and Medicaid, also known as dual eligibles, and improve coordination between the federal government and states to enhance access to quality services to which they are entitled. The MMCO works with state Medicaid agencies, other federal and state agencies, physicians and others, to make available technical assistance and educational tools to improve care coordination between Medicare and Medicaid and to reduce costs and improve beneficiary experience while reducing administrative and regulatory barriers between the programs. For example, the Financial Alignment Initiative is a demonstration project that tests capitated models and managed fee-for-service models of integrated care and payment for benefits provided to dual eligibles.

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

Our Growth Strategy

Our net service revenues growth is closely correlated with the number of consumers to whom we provide our services. Our continued growth depends on our ability to provide consistently high quality care, maintain our existing payor relationships, establish relationships with new payors and increase our referral sources. Our continued growth is also dependent upon the authorization by state agencies of new consumers to receive our services. We believe there are several market opportunities for growth. The U.S. population of persons aged 65 and older is growing, and the U.S. Census Bureau estimates that this population will more than double by 2050. Additionally, we believe the overwhelming majority of individuals in need of care generally prefer to receive care in their homes. Finally, we believe the provision of personal care services is more cost-effective than the provision of similar services in institutional settings for long-term care. We plan to continue our revenue growth and margin improvement and enhance our competitive positioning by executing on the following growth strategies:

Consistently provide high-quality care

We schedule and require our caregivers to perform their services as defined within the individual plan of care. We monitor the performance of our caregivers through regular supervisory visits in the homes of consumers. Our caregivers are provided with pre-service training and orientation and an evaluation of their skills. In many cases, caregivers are also required to attend ongoing in-service education. In certain states, our caregivers are required to complete certified training programs and maintain a state certification. The training provided assists to identify changes in our consumers’ health and condition before acute intervention is required, which we believe lowers the overall cost of care.

Drive Organic Growth in Existing Markets

We intend to drive organic growth through several initiatives, including building our sales capabilities, increasing our interaction with referral sources, enhancing our business intelligence capabilities and expanding relationships with payors in our markets. We also expect our organic growth will benefit from an increase in demand for our services by an aging population. We also are prepared to selectively open new offices in existing markets when an opportunity is identified and appropriate.

Market to Managed Care Organizations

As a scaled, national provider of home-based care, we can grow by partnering with managed care organizations, taking advantage of an industry shift away from traditional fee-for-service Medicaid and toward managed care models, which aim to better coordinate care. We expect this shift to lead to narrower provider networks where we can be competitive by offering a larger, more experienced partner to these organizations, as well as by providing more sophisticated technology, electronic visit records and an outcomes-driven approach to service. We believe our coordinated care model and integration of services into the broader healthcare industry are particularly attractive to managed care organizations.

Grow through Acquisitions

In 2018, we completed three acquisitions. Through the Ambercare acquisition, completed in the second quarter of 2018, we acquired the businesses that comprise our hospice and home health segments. Our acquisition pipeline and strong financial position support additional acquisitions. With rising consolidation pressures in the industry, our focus is on identifying growing markets with favorable demographics in states that are fiscally well managed and have a reasonable minimum wage environment and where we have the potential to become one of the leading providers in the state in order to support our managed care organization strategy. We believe our experience identifying and executing on acquisition opportunities, as well as our history of integrating acquisitions, will lead to additional growth.

Grow in Complementary Businesses

In 2018, we expanded and diversified into hospice and home health via our Ambercare acquisition. Entry into these business lines allows us to broaden our range of services in existing markets, while achieving further economies of scale and taking advantage of our home-focused management and operational capabilities. We anticipate having further opportunities to expand these segments by acquisition, with a particular focus on hospice care.

Our Services

As of December 31, 2018, we delivered services to our consumers in 24 states through 156 individual agencies. Our services, which include non-medical personal care services, are provided to consumers who are unable to independently perform some or all of their activities of daily living. Without our services, many of our consumers would be at increased risk of placement in a long-term care institution. With the acquisition of Ambercare completed during the second quarter of 2018, we began to report our business with two additional segments, hospice and home health. Prior to the Ambercare acquisition, we operated one business segment as a provider of personal care services.

Personal Care

Our personal care segment provides non-medical assistance with activities of daily living, primarily to persons who are at increased risk of hospitalization or institutionalization, such as the elderly, chronically ill or disabled. The services we provide include assistance with bathing, grooming, oral care, assistance with feeding and dressing, medication reminders, meal planning and preparation, housekeeping and transportation services. Many consumers need such services on a long-term basis to address chronic or acute conditions. Each payor client establishes its own eligibility standards, determines the type, amount, duration and scope of services, and establishes the applicable reimbursement rate in accordance with applicable law, regulations or contracts.

Hospice

Our hospice segment provides physical, emotional and spiritual care for people who are terminally ill as well as for their families. The hospice services we provide include palliative nursing care, social work, spiritual counseling, homemaker services and bereavement counseling. Generally, patients receiving hospice services have a life expectancy of six months or less.

Home Health

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

Our Payors

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

Most of our services are provided pursuant to agreements with state and local governmental social and aging service agencies. These agreements generally have an initial term of one to two years and may be terminated with 60 days’ notice. They are typically renewed for one to five-year terms, provided that we have complied with licensing, certification and program standards, and other regulatory requirements. Reimbursement rates and methods vary by state and service type, but are typically based on an hourly or unit-of-service basis. Managed care organizations are becoming an increasing portion of our personal care segment payor mix as states shift from administering fee-for-service programs to utilizing managed care models. In our personal care segment during 2018, approximately 58.2% of our net service revenues were derived from state and local government programs, with 35.3% derived from managed care organizations, while approximately 4.1% and 1.3% of net service revenues were derived from private pay consumers and commercial insurance programs, respectively.

For 2018, 2017 and 2016, our revenue mix by payor type was as follows:

	Years Ended December 31,
	2018	2017	2016
Personal Care
State, local and other governmental programs	58.2%	64.2%	70.5%
Managed care organizations	35.3	33.1	26.0
Private pay	4.1	2.1	2.4
Commercial insurance	1.3	0.6	1.1
Other	1.1	—	—
Hospice
Medicare	93.6%	—%	—%
Managed care organizations	5.6	—	—
Other	0.8	—	—
Home Health
Medicare	88.0%	—%	—%
Managed care organizations	11.0	—	—
Other	1.0	—	—

We derive a significant amount of our net service revenues from our operations in Illinois, New York and New Mexico. The percentages of total revenue for each of these significant states for 2018, 2017 and 2016 were as follows:

	% of Total Revenue for the Years Ended December, 31
State	2018	2017	2016
Personal Care
Illinois	47.5%	52.6%	53.6%
New York	13.2	8.8	12.9
New Mexico	12.0	13.7	7.5
All other states	27.3	24.9	26.0
Hospice
New Mexico	100.0	—	—
Home Health
New Mexico	100.0	—	—

A significant amount of our net service revenues from our personal care segment are derived from one specific payor client, the Illinois Department on Aging, which accounted for 31.0%, 36.5% and 42.1% of our total net service revenues for 2018, 2017 and 2016, respectively. The Illinois Department on Aging’s payments for non-Medicaid consumers have been delayed in the past and may be delayed in the future in the event of budget disputes. The state of Illinois did not adopt comprehensive budgets for fiscal years 2016 or 2017, ending June 30, 2016 and June 30, 2017, respectively. On July 6, 2017, the state of Illinois passed a budget for state fiscal year 2018, which began on July 1, 2017, authorizing the Illinois Department on Aging to pay for our services rendered to non-Medicaid consumers provided in prior fiscal years. As of December 31, 2018, we have received substantially all such payments. On June 4, 2018, the state of Illinois passed a budget for state fiscal year 2019, which began on July 1, 2018.

In December 2014, the Chicago City Council passed an ordinance that will raise the minimum wage for Chicago workers to $13 per hour by 2019, with increases up to $1 per hour effective on July 1 of each year. The rate is $12 per hour effective July 1, 2018. The wage increase in 2016 did not have a material impact on our financial results because of our existing wage scale. The 2017 wage increase was offset by a reimbursement rate increase. In the budget process for the 2019 fiscal year, a similar provision was proposed but was not included in the final budget. We believe that there is legislative support for a reimbursement rate increase and anticipate that an increase to offset the wage increase could be passed in the first half of 2019. Our financial performance will be impacted in quarters for which a reimbursement rate increase is not in effect.

We also measure the performance of each segment using a number of different metrics. For the personal care segment these include billable hours, billable hours per business day, revenues per billable hour and the number of consumers, or census. For the hospice segment these include admissions, average daily census, average length of stay and revenue per patient day. For the home health segment these include admissions, recertifications, total volume, and number of visits, completed episodes and average revenue per completed episode.

Competition

Our industry is highly competitive, fragmented and market specific. Each local market has its own competitive profile and no single competitor has significant market share across all of our markets. Our competition consists of personal care service providers, home health providers, private caregivers, larger publicly held companies, privately held companies, privately held single-site agencies, hospital-based agencies, not-for-profit organizations, community-based organizations, managed care organizations and self-directed care programs. In addition, certain governmental payors contract for services with independent providers such that our relationships with these payors are not exclusive. We have experienced, and expect to continue to experience, competition from new entrants into our markets. Increased competition may result in pricing pressures, loss of or failure to gain market share or loss of consumers or payors, any of which could harm our business. In addition, some of our competitors may have greater financial, technical, political and marketing resources, and name recognition with consumers and payors.

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

We receive substantially all of our consumers through third-party referrals, including state departments on aging, rehabilitation, mental health and children’s services, county departments of social services, the Veterans Health Administration and city departments on aging. Generally, family members of potential consumers are made aware of available in-home or alternative living arrangements through a state or local case management system. These systems are operated by governmental or private agencies.

We provide ongoing education and outreach in our target communities in order to inform the community about state and locally-subsidized care options and to communicate our role in providing quality personal care services. We also utilize consumer-directed sales, marketing and advertising programs designed to attract consumers. With respect to our hospice and home health patients, we receive substantially all of our referrals through other health care providers, such as hospitals, physicians, nursing homes and assisted living facilities. We have a team of community liaisons in our hospice and home health operations that educate and develop relationships with other health care providers and the community at large.

Payment for Services

We are reimbursed for substantially all of our services by federal, state and local government programs, such as Medicaid state programs, other state agencies and the Veterans Health Administration. In addition, we are reimbursed by managed care organizations, commercial insurance and private pay consumers. Depending on the type of service, coverage for services may be predicated on a case manager, physician or nurse determination that the care is necessary or on the development of a plan for care in the home. A significant amount of our net service revenues from our personal care segment are derived from one specific payor client, the Illinois Department on Aging, which accounted for 31.0%, 36.5% and 42.1% of our total net service revenues for 2018, 2017 and 2016, respectively.

Illinois Department on Aging

We provide personal care services pursuant to agreements with the Illinois Department on Aging, which coordinates programs and community-based services intended to improve quality of life and preserve the independence of older individuals. The Illinois Department on Aging is funded by Medicaid and general revenue funds of the state of Illinois, and also receives funding available under the Federal Older Americans Act (“OAA”). The Department on Aging’s Community Care Program (“CCP”) provides case management, adult day service, emergency home response and homemaker services to individuals age 60 and over. Some of these services are provided through Medicaid waivers granted by CMS. Enrollment in the CCP has grown significantly over the last ten years due to the aging of the population in Illinois.

Consumers are identified by case managers contracted independently with the Illinois Department on Aging. Once a consumer has been evaluated and determined to be eligible for a program, an assigned case manager refers the consumer to a list of authorized providers, from which the consumer selects the provider. We provide our services in accordance with a care plan developed by the case manager and under administrative directives from the Illinois Department on Aging. We are reimbursed on an hourly fee-for-service basis. The state of Illinois’s payments for non-Medicaid consumers have been delayed in the past due to budget disputes that began in 2015. The state of Illinois did not adopt a comprehensive budget for fiscal years 2016 or 2017, but did adopt a comprehensive budget in 2018 and 2019. On November 6, 2018, Illinois elected a new governor. The new governor is expected to be more aligned with the General Assembly; therefore, the likelihood of a future budget impasse and corresponding delay in payments may be reduced.

Other Federal, State and Local Payors

Medicare

Medicare is a federal program that provides medical services to persons aged 65 or older and other qualified persons with disabilities or end-stage renal disease. Each of our hospice and home care agencies must comply with the extensive conditions of participation in the Medicare program in order to continue receiving Medicare reimbursement.

Medicare beneficiaries who have a terminal illness and a life expectancy of six months or less may elect to receive hospice benefits (i.e., palliative services for management of a terminal illness) in lieu of standard Medicare coverage for treatment. Hospice services are paid under the Medicare Hospice Prospective Payment System (“HPPS”), under which CMS sets a daily rate for each day a patient is enrolled in the hospice benefit. Hospice payment rates increased by 1.8% in federal fiscal year 2019, which reflects a 2.9% market basket update; a negative 0.8% multifactor productivity adjustment; and a negative 0.3% adjustment required by the ACA. Additionally, hospice companies are subject to two specific payment limit caps under the Medicare program each federal fiscal year: the inpatient cap and the aggregate cap. The inpatient cap limits the number of inpatient care days provided to no more than 20% of the total days of hospice care provided to Medicare patients for the year. If a hospice exceeds the number of inpatient care days, the hospice must refund any amounts received for inpatient care that exceed the total of: (i) the product of the total reimbursement paid to the hospice for inpatient care multiplied by the ratio of the maximum number of allowable inpatient days to the actual number of inpatient care days furnished by the hospice to Medicare patients; and (ii) the product of the number of actual inpatient days in excess of the limitation multiplied by the limitation by the routine home care rate. The aggregate cap, which is calculated each federal fiscal year, limits the amount of Medicare reimbursement a hospice may receive, based on the number of Medicare patients served. If a hospice’s Medicare payments exceed its aggregate cap, it must repay Medicare for the excess amount. In 2019, the aggregate cap is $29,205.

Home health services for homebound patients are paid under the Medicare Home Health Prospective Payment System (“HHPPS”), which is currently based on a 60-day episode of care as a unit of service. The HHPPS permits multiple, continuous episodes per patient. Medicare payment rates for episodes under HHPPS vary based on the severity of the patient’s condition as determined by assessment of a patient’s Home Health Resource Group score. CMS updates the HHPPS payment rates each calendar year. In 2019, HHPPS rates will increase by 2.2%, which includes a 2.2% home health payment update; a 0.1% increase due to a decrease of the fixed-dollar-loss ratio in order to pay no more than 2.5% of total payments as outlier payments; and a 0.1% reduction due to a new rural add-on policy mandated by the Bipartisan Budget Act of 2018. The Bipartisan Budget Act of 2018 also requires CMS to use a 30-day episode of care and implement the Patient-Driven Groupings Model (“PDGM”) beginning in January 1, 2020. The PDGM model will replace the current case-mix system, which uses the number of visits to determine payment, and will classify patients based on clinical characteristics. The PDGM is intended to shift toward a value-based payment system and remove the incentive to overprovide care.

CMS requires both hospice and home health providers to submit quality reporting data each year. Hospice and home health providers that do not comply are subject to a 2% reduction to their market basket update.

Medicaid Programs

Medicaid is a state-administered program that provides certain social and medical services to qualified low-income individuals and is jointly funded by the federal government and individual states. Reimbursement rates and methods vary by state and service type, but are typically based on an hourly or unit-of-service basis. Rates are subject to adjustment based on statutory and regulatory changes, administrative rulings, government funding limitations and interpretations of policy by individual state agencies. Within guidelines established by federal statutes and regulations, and subject to federal oversight, each state establishes its own eligibility standards, determines the type, amount, duration and scope of services, sets the rate of payment for services and administers its own program. States typically cover Medicaid beneficiaries for intermittent home health services as well as continuous services for children and young adults with complicated medical conditions and cover home and community-based services for seniors and people with disabilities.

Many states are moving the administration of their Medicaid and Medicare personal care programs to managed care organizations. This transition is due to an overall desire to better manage the costs of the Medicaid long term care programs. In addition, hospice and home health services are also provided by managed care organizations. Reimbursement from the managed care organizations for personal care services is generally on an hourly, fee-for-service basis with rates consistent with or as a percentage of the individual state funded rates.

Currently, personal care services and other HCBS are largely reimbursed on a fee-for-service basis. States receive permission from CMS to provide personal care services under waivers of traditional Medicaid requirements. In an effort to control escalating Medicaid costs, states are increasingly requiring Medicaid beneficiaries to enroll in managed care plans for better coordination of HCBS and health care services. A report issued by the Illinois Department on Aging in 2016 indicates that over 60% of the state’s Medicaid population is enrolled in a care coordination program, many of which are provided through various managed care entities including managed care organizations. In January 2018, Illinois began transitioning Medicaid beneficiaries to the Health Choice Illinois statewide managed care program, which is serviced by various managed care organizations. The Illinois Department of Healthcare and Family Services expected that managed care would expand through the Health Choice Illinois program to reach approximately 80% of Medicaid enrollees. In March of 2018, the Department of Healthcare and Family Services announced a delay of enrollment for certain Medicaid beneficiaries receiving long term care services. It is unclear at this time when enrollment in HealthChoice Illinois will begin for these beneficiaries.

Veterans Health Administration

The Veterans Health Administration operates the nation’s largest integrated healthcare system, with more than 1,900 sites of care, and provides healthcare benefits, including personal care, hospice and home health services, to eligible military veterans. The Veterans Health Administration provides funding to regional and local offices and facilities that support the in-home care needs of eligible aged and disabled veterans. Services are funded by local Veterans Medical Centers and the aid and attendance pension, which reimburses veterans for their otherwise unreimbursed health and long-term care expenses. We currently have relationships and agreements with the Veterans Health Administration to provide personal care services in several states, with the most Veterans Health Administration services being provided to eligible consumers in Illinois, Tennessee and California.

Other

Other sources of funding are available to support personal care, hospice and home health services in different states and localities. In addition, many states appropriate general funds or special use funds through targeted taxes or lotteries to finance personal care services for senior citizens and individuals with disabilities. Depending on the state, these funds may be used to supplement existing Medicaid programs or for distinct programs that serve non-Medicaid eligible consumers.

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

Insurance Programs and Costs

We maintain workers’ compensation, general and professional liability, cyber, automobile, directors’ and officers’ liability, fiduciary liability and excess liability insurance. We offer various health insurance plans to eligible full-time and part-time employees. We believe our insurance coverage and self-insurance reserves are adequate for our current operations. However, we cannot be certain that any potential losses or asserted claims will not exceed such insurance coverage and self-insurance reserves.

Employees

The following is a breakdown of our part- and full-time employees, including the employees in our national support center, as of December 31, 2018:

	Full-time	Part-time	Total
Caregivers	4,597	28,267	32,864
National support centers	278	11	289
	4,875	28,278	33,153

Our caregivers provide substantially all of our services and comprise approximately 95.7% of our total workforce. They undergo a criminal background check and are provided with pre-service training and orientation and an evaluation of their skills. In many cases, caregivers are also required to attend ongoing in-service education. In certain states, our caregivers are required to complete certified training programs and maintain a state certification. Approximately 49.0% of our total employees are represented by labor unions. We maintain strong working relationships with these labor unions. We have numerous collective bargaining agreements with the Service Employees International Union (“SEIU”), which are renegotiated from time to time.

Technology

We currently utilize multiple applications to support our various lines of business and locations for patient accounting. For our legacy Addus locations and Ambercare, we utilize the Horizon Homecare software solution (“Horizon”). We recently purchased and implemented HomeCare Homebase to support these lines of business. All locations acquired through our recent purchase of operations of Arcadia Home Care & Staffing (“Arcadia”) utilize Continulink for their personal care and staffing business.

Each of these applications support their respective lines of business and locations with administrative, office, clinical and operating information system needs, including assisting with the compliance of our operating systems with the Health Insurance Portability and Accountability Act of 1996, or HIPAA, requirements. Each assists our staff in gathering information to improve the quality of consumer care, optimize financial performance, promote regulatory compliance and enhance staff efficiency. Each application is hosted by the vendor in a secure data center, which provides multiple redundancies for storage, power, bandwidth and security.

In order to comply with current and future state and future federal regulations around EVV use, we utilize several different vendors. In states with an “open” model, we are able to choose our vendor and have standardized Celltrak as our preferred EVV vendor. In states mandating the EVV vendor, a “closed” system, we utilize whichever vendor the state has mandated. In both cases, we have built interfaces between the EVV vendor and the patient accounting system utilized in the respective branch location.

We license the Qlik Business Intelligence platform to provide historical, current, and forward-looking operational performance analysis. We currently have our personal care business managed by Horizon and Continulink integrated into Qlikview to provide a comprehensive view of the business regardless of the application used. Qlik provides high-level historical and current analytical views to measure performance against budget and deliver insight into the various factors driving our execution against our financial, operational, and compliance goals. This analysis is available in summary and detailed views to accommodate user needs from senior management down to the operators in the field.

We also utilize ADP for Talent Management and use their services and products to manage our leave of absence (“LOA”) processes, flexible spending account (“FSA”) administration, and time and attendance. As of December 31, 2018, we have implemented ADP Vantage for all our acquired businesses. ADP serves as our base Human Resources and Payroll Processing system.

For Financial Management, we utilize Oracle’s Planning Budgeting Cloud Service (“PBCS”) as our solution for budgeting, forecasting, and financial reporting. Currently we use Sage MAS ERP software but will be converting to Oracle Fusion in the first half of 2019. Oracle Fusion will be our solution for general ledger, accounts payable, and fixed assets.

Government Regulation

Overview

Our business is subject to extensive federal, state and local regulation. Changes in the laws and regulations or new interpretations of existing laws and regulations may have a material impact on the definition of permissible activities, the relative cost of doing business, and the methods and amounts of payment for care by both governmental and other payors. In addition, differences among state laws may impede our ability to expand into certain markets. If we fail to comply with applicable laws and regulations, we could suffer administrative civil or criminal penalties, including the loss of our licenses to operate and our ability to participate in federal or state programs. In addition, the healthcare industry has experienced, and is expected to continue to experience, extensive and dynamic change. It is difficult to predict the effect of these changes on budgetary allocations for our services. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”

Medicare and Medicaid Participation

To participate in and qualify for reimbursement under Medicare, our home health agencies and hospices must comply with extensive conditions of participation. Likewise, to participate in Medicaid programs, our personal care services, home health agencies and hospices are subject to various requirements imposed by federal and state authorities. If we were to violate the applicable federal and state regulations governing Medicare or Medicaid participation, we could be excluded from participation in federal and state healthcare programs and be subject to substantial administrative, civil and criminal penalties.

Health Reform

The U.S. Congress and certain state legislatures have passed many laws and regulations in recent years intended to effect major change within the national healthcare system, the most prominent of which is the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, “ACA”). As currently structured, the ACA affects how healthcare services are delivered and reimbursed through the expansion of public and private health insurance coverage, reduction of growth in Medicare and Medicaid program spending, and the establishment and expansion of programs that tie reimbursement to quality and integration. It includes several provisions that may affect reimbursement for our services. However, the future of the ACA is unclear. The law has been subject to legislative and regulatory changes and court challenges, and the current presidential administration and certain members of Congress have stated their intent to repeal or make additional significant changes to the ACA, its implementation or interpretation. For example, in 2017, the President of the United States signed an executive order that directs agencies to minimize “economic and regulatory burdens” of the ACA. Effective January 1, 2019, Congress eliminated the penalty associated with the individual mandate to maintain health insurance. Because the penalty associated with the individual mandate was eliminated, a federal judge in Texas ruled in December 2018 that the entire ACA was unconstitutional. However, the law remains in place pending appeal. These and other changes and court challenges may impact the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if purchased.

The Affordable Care Act, as enacted, requires states to expand Medicaid coverage to all individuals under age 65 with incomes effectively at or below 138% of the federal poverty level. However, states may opt out of the expansion without losing existing federal Medicaid funding. Some of the states use or have applied to use Medicaid waivers granted by CMS to implement expansion provisions, impose different eligibility or enrollment restrictions, or otherwise implement programs that vary from federal standards. CMS administrators have indicated that they intend to increase state flexibility in the administration of Medicaid programs and states continue to explore payment and delivery reform initiatives, including beneficiary work requirements, and quality of care incentives. Enrollment in managed Medicaid plans has also increased in recent years, as state governments seek to control the cost of Medicaid programs. Managed Medicaid programs enable states to contract with one or more entities for patient enrollment, care management and claims adjudication. The states usually do not relinquish program responsibilities for financing, eligibility criteria and core benefit plan design.

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

Permits, Licensure and Certificate of Need

Our hospice, home health and personal care services are authorized and/or licensed under various state and county requirements, which cover a variety of topics including standards regarding the provision of medical or care services, clinical records, personnel, infection control and care plans. Additionally health care professionals at our agencies are required to be individually licensed or certified under state law. Although our personal care service caregivers are generally not subject to licensure requirements, certain states require them to complete pre and post-employment training programs, background checks, and, in certain instances, maintain state certification. We believe we are currently licensed appropriately as required by the laws of the states in which we operate in all material respects, but additional licensing requirements may be imposed upon us in existing markets or markets that we enter in the future.

Some states also require a provider to obtain a certificate of need or permit of approval (“CON”) before establishing, constructing, acquiring or expanding certain health services, operations or facilities or making certain capital expenditures. In order to obtain a CON, a state health planning agency must determine that a need exists for the project, with the intent to avoid unnecessary duplication of services.

Fraud and Abuse Laws

Anti-Kickback Laws: The federal Anti-Kickback Statute prohibits the offering, payment, solicitation or receipt of any remuneration to induce referrals or orders for items or services covered by federal healthcare programs such as Medicare and Medicaid. Courts have interpreted this statute broadly and held that there is a violation if just one purpose of the remuneration is to generate referrals. Knowledge of the law or intent to violate the law is not required. Violations of the federal Anti-Kickback Statute may be punished by criminal fines, imprisonment, significant civil monetary penalties plus damages of up to three times the total amount of remuneration involved and exclusion from participation in federal healthcare programs. In addition, the submission of a claim for services or items generated in violation of the federal Anti-Kickback Statute may be subject to additional penalties under the federal False Claims Act. Many states have similar laws proscribing kickbacks, some of which apply regardless of the source of payment for items or services.

The Stark Law and other Prohibitions on Physician Self-Referral: The federal law commonly known as the “Stark Law” prohibits physicians from referring to an entity that provides certain “designated health services” covered by the Medicare and Medicaid program, including home health services, if they, or their family members, have a financial relationship with the entity receiving the referral, unless an exception applies. The Stark Law also prohibits entities that provide designated health services reimbursable by Medicare or Medicaid from billing these programs for any items or services that result from a prohibited referral and requires the entities to refund amounts received for items or services provided pursuant to a prohibited referral. Violations of the Stark Law may result in denial of payment, civil monetary penalties and exclusion from federal healthcare programs. Failure to refund amounts received as a result of a prohibited referral on a timely basis may constitute a false or fraudulent claim, which may result in additional penalties imposed under the federal False Claims Act. The statute and regulations also provide for a penalty of over $165,000 for a circumvention scheme. We attempt to structure our relationships, including compensation agreements with physicians who serve as medical directors in our home health agencies, to meet an exception to the Stark Law, but we cannot provide assurance that every relationship is fully compliant. Many states have also enacted statutes similar in scope and purpose to the Stark Law, although these laws may apply to all payors or a greater range of services.

The False Claims Act: Numerous state and federal laws govern the submission of claims for reimbursement and prohibit false claims or statements. Under the federal False Claims Act, for example, the government may fine any person, company or corporation that knowingly presents or causes to be presented claims for payment to the federal government that are false or fraudulent, or which contain false or misleading information. “Knowingly” is defined broadly, and includes submission of a claim with reckless disregard to its truth or falsity. The federal False Claims Act can be used to prosecute fraud involving issues such as coding errors and billing for services not provided. Violations of other statutes, such as the federal Anti-Kickback Statute, can also serve as a basis for liability under the federal False Claims Act. Among other potential bases for liability is the knowing and improper failure to report and return overpayments received from Medicare or Medicaid in a timely manner following identification of the overpayment. An overpayment is deemed to be “identified” when a person has, or should have through reasonable diligence, determined that an overpayment was received and quantified the overpayment.

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

Every entity that receives at least $5.0 million in Medicaid payments annually must have written policies regarding certain federal and state laws for all employees, contractors and agents. These policies must provide detailed information about false claims, false statements and whistleblower protections.

Many states have similar false claims statutes that impose additional liability for the types of acts prohibited by the False Claims Act.

Other Fraud and Abuse Provisions: Criminal and civil penalties may be imposed under various other federal and state statutes that prohibit various forms of fraud and abuse, such as anti-kickback laws, prohibitions on self-referral, fee-splitting restrictions, insurance fraud laws, and false claims acts, which may extend to services reimbursable by any payer, including private insurers. For example, criminal penalties may be imposed upon any person or entity that knowingly and willfully defrauds a health care benefit plan, willfully obstructing a criminal investigation of a healthcare offense or makes a materially false statement in connection with delivery of or payment for health care services by a health care benefit plan. Further, the federal Civil Monetary Penalties Law (“CMPL”) imposes substantial penalties for offering remuneration or other inducements to influence federal healthcare beneficiaries’ decisions to seek specific governmentally reimbursable items or services or to choose particular providers. It also imposes penalties for contracting with an individual or entity known to be excluded from a federal healthcare program. The CMPL requires a lower burden of proof than some other fraud and abuse laws, including the federal Anti-Kickback Statute. Civil monetary penalties are updated annually based on changes to the consumer price index. In addition to the financial penalties, federal enforcement officials are able to exclude from Medicare or Medicaid any individuals or entities convicted of Medicare or Medicaid fraud or other offenses related to the delivery of items or services under those programs. Persons who have been excluded from the Medicare or Medicaid program may not retain ownership in a participating entity. Participating entities that permit continued ownership by excluded individuals, that contract with excluded individuals, and the excluded individuals themselves, may be penalized.

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

Under the Recovery Audit Contractor (“RAC”) program, CMS contracts with third parties to identify improper Medicare payments. RACs are paid a contingent fee based on the improper payments identified and corrected. CMS has also instituted Zone Program Integrity Contracts for additional audit of Medicare providers, including home health agencies. By statute, states are required to enter into contracts with RACs to audit payments to Medicaid providers although states are allowed to request waivers of aspects of this requirement. Further, under the Medicaid Integrity Program, CMS employs private contractors, referred to as Medicaid Integrity Contractors, to perform post-payment audits of Medicaid claims and identify overpayments. CMS is transitioning some of its other integrity programs to a consolidated model by engaging Unified Program Integrity Contractors (“UPICs”) to perform audits, investigations and other integrity activities.

From time to time, various federal and state agencies, such as the U.S. Department of Health and Human Services (“HHS”), issue pronouncements that identify practices that may be subject to heightened scrutiny, as well as practices that may violate fraud and abuse laws. For example, the Office of the Inspector General issued an Investigative Advisory in 2012 that identified a number of program integrity vulnerabilities in the delivery of personal care services and recommending corrective actions by CMS. In December 2016, CMS issued a bulletin highlighting safeguards that state Medicaid agencies can put in place around personal care services. It has also issued guidance to personal care services agencies and attendants on avoiding improper payments. We believe, but cannot assure you, that our operations comply with the principles expressed by HHS in these reports, advisories and guidance.

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

Access to Public Filings

Through our website, www.addus.com, we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition to our website, the SEC maintains an internet site that contains our reports, proxy and information statements, and other information that we file electronically with the SEC at www.sec.gov.

ITEM 1A.	RISK FACTORS

Any of the risks described below, and the risks described elsewhere in this Form 10-K, could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows, cause the trading price of our common stock to decline and cause the actual outcome of matters to differ materially from our current expectations as reflected in forward-looking statements made in this Form 10-K. The risk factors described below and elsewhere in this Form 10-K are not the only risks we face. Our business and consolidated financial condition, results of operations and cash flows may also be materially adversely affected by factors that are not currently known to us, by factors that we currently consider immaterial or by factors that are not specific to us, such as general economic conditions.

You should refer to the explanation of the qualifications and limitations on forward-looking statements under “Special Caution Concerning Forward-Looking Statements.” All forward-looking statements made by us are qualified by the risk factors described below.

Risks Related to Our Business and Industry

We could face a variety of risks by expanding into new lines of business.

In 2018, we expanded our lines of business to include hospice and home health with the acquisition of Ambercare and we acquired facility staffing operations as part of our Arcadia transaction. Risks of our entry into the hospice and home health segments and adding facility staffing operations to our home care segment include, without limitation, difficulties integrating new businesses with our ongoing operations, potential diversion of management’s time and other resources from our existing personal care business, the need for additional capital and other resources to expand into these new lines of business, and inefficient integration of operational and management systems and controls. In addition, new businesses that we acquire may have unknown or contingent liabilities, including liabilities for failure to comply with healthcare and other laws and regulations, professional liabilities, workers’ compensation liabilities, and tax liabilities. Although we generally attempt to exclude significant liabilities from our acquisitions in the case of acquisitions structured as asset sales and seek indemnification from sellers or insurance protection, we may nevertheless have material liabilities for past activities of acquired businesses. Entry into a new line of business may also subject us to new laws and regulations with which we are not familiar and may lead to increased litigation and regulatory risk.

Our hospice operations are subject to annual Medicare caps. If we exceed the caps, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected.

Overall payments made by Medicare to each hospice provider number (generally corresponding to each of our hospice agencies) are subject to an overall payment cap amount, which is calculated and published by the Medicare fiscal intermediary on an annual basis for each federal fiscal year. If payments received under any of our hospice provider numbers exceed these caps, we may be required to reimburse Medicare such excess amounts, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

Reductions in reimbursement and other changes to Medicare, Medicaid, and other federal, state and local medical and social programs could adversely affect our consumer caseload, units of service, net service revenues, gross profit and profitability.

A significant portion of our caseload and net service revenues are derived from government healthcare programs, primarily Medicare and Medicaid. For the year ended December 31, 2018, we derived approximately 59.9% of our net service revenues from state and local governmental agencies, primarily through Medicaid. However, changes in government healthcare programs may decrease the reimbursement we receive or limit access to, or utilization of, our services. As federal healthcare expenditures continue to increase and state governments face budgetary shortfalls, federal and state governments have made, and may continue to make, significant changes to the Medicare and Medicaid programs and reimbursement received for services rendered to beneficiaries of such programs. For example, the Budget Control Act of 2011 requires automatic spending reductions to reduce the federal deficit, including Medicare spending reductions of up to 2% per fiscal year, with a uniform percentage reduction across all Medicare programs. CMS began imposing a 2% reduction on Medicare claims in April 2013, and these reductions have been extended through 2027.

The Medicaid program, which is jointly funded by the federal and state governments, is often a state’s largest program. Governmental agencies generally condition their agreements upon a sufficient budgetary appropriation. Almost all of the states in which we operate have experienced periodic financial pressures and budgetary shortfalls due to challenging economic conditions and the rising costs of healthcare. Reductions to federal support for state Medicaid or other programs could also result in budgetary shortfalls. As a result, many states have made, are considering or may consider making changes in their Medicaid or other state and local medical and social programs, including enacting legislation designed to reduce Medicaid expenditures.

Changes that may occur at the federal or state level to address budget deficits or otherwise contain costs include:

•	limiting increases in, or decreasing, reimbursement rates;
•	redefining eligibility standards or coverage criteria for social and medical programs or the receipt of services under those programs;
•	increasing consumer responsibility, including through increased co-payment requirements;
•	decreasing benefits, such as limiting the number of hours of personal care services that will be covered;
•	changing reimbursement methodology and program participation eligibility;
•	slowing payments to providers;
•	increasing utilization of self-directed care alternatives or “all inclusive” programs;
•	shifting beneficiaries to managed care organizations; and
•	implementing demonstration projects and alternative payment models.

Certain of these measures have been implemented by, or are proposed in, states in which we operate. In 2018, we derived approximately 47.5% of our total net service revenues from services provided in Illinois, 13.2% of our total net service revenues in New York and 12.0% of our total net service revenues in New Mexico. Because a substantial portion of our business is concentrated in these states, any significant reduction in expenditures that pay for our services or other significant changes in these states may have a disproportionately negative impact on our future operating results. Illinois, in particular, operated without a state budget for fiscal years 2016 and 2017. The Illinois legislature has enacted comprehensive state budgets for fiscal years 2018 and 2019. However, there is no certainty that Illinois will pass budgets in subsequent years.

The ACA made significant changes to Medicare and Medicaid policy and funding, among other broad changes across the healthcare industry, promoting a shift toward value-based care, including implementation of alternative payment models. The ACA also resulted in expanded Medicaid eligibility in many states and the establishment of various demonstration projects and Medicaid programs under which states may apply to test new or existing approaches to payment and delivery of Medicaid benefits. CMS has indicated that it will look to states to drive innovation and value through such waivers and has taken steps to update program management, the waiver and state plan amendment approval process, and quality reporting, but the extent and effect of these changes remains uncertain. Future health reform efforts or efforts to repeal or significantly change the ACA will likely impact both federal and state programs.

If changes in Medicare, Medicaid or other state and local medical and social programs result in a reduction in available funds for the services we offer or a reduction in the number of beneficiaries eligible for our services or a reduction in the number of hours or amount of services that beneficiaries eligible for our services may receive, then our net service revenues and profitability could be negatively impacted. Our profitability depends principally on the levels of government-mandated payment rates and our ability to manage the cost of providing services. In some cases, commercial insurance companies and other private payors rely on government payment systems to determine payment rates. As a result, changes to government healthcare programs that reduce Medicare, Medicaid or other payments may negatively impact payments from private payors, as well. Any reduction in reimbursements or imposition of copayments that dissuade the use of our services, or any reduction in reimbursement from private payors, could also materially adversely affect our profitability.

Federal and state regulation may impair our ability to consummate acquisitions or open new agencies.

Federal laws or regulations may adversely impact our ability to acquire home health agencies or open new start-up home health agencies. For example, a Medicare regulation known as the “36 Month Rule” prohibits buyers of home health agencies from assuming the Medicare billing privileges of the acquired agency if the acquired agency either enrolled in Medicare or underwent a change in majority ownership fewer than 36 months prior to the acquisition, subject to certain exceptions. Instead, the buyer must enroll the acquired home health agencies as new providers with Medicare. The 36 Month Rule can increase competition for acquisition targets that are not subject to the rule and may cause significant Medicare billing delays for the purchases of home health agencies that are subject to the rule. Further, CMS has implemented a moratorium on enrolling new home health agencies in Texas, Michigan, Florida and Illinois. On July 29, 2018, CMS extended the moratorium for an additional 6 months. If a moratorium is imposed on enrollment of new providers in a geographic area we desire to service, our ability to expand operations may be impacted.

Our ability to expand operations in a state will depend on our ability to obtain a state license to operate, and where required, CON approval. States may limit the number of licenses they issue. The failure to obtain any required CON or license could impair our ability to operate or expand our business.

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

We may be similarly impacted by increased enrollment of Medicare and Medicaid beneficiaries in managed care plans, shifting away from traditional fee-for-service models. Under the managed Medicare program, also known as Medicare Advantage, the federal government contracts with private health insurers to provide Medicare benefits. Insurers may choose to offer supplemental benefits and impose higher plan costs on beneficiaries. Approximately one third of Medicare beneficiaries were enrolled in a Medicare Advantage plan in 2018, a figure that continues to grow. While hospice services are currently reimbursed as a traditional fee-for-service program under Medicare Part A, hospice services may eventually be offered under Medicare Advantage plans, which could result in reduced reimbursement, limited utilization, and increased competition for managed care contracts.

Enrollment in managed Medicaid plans is also growing, as states are increasingly relying on managed care organizations to deliver Medicaid program services as a strategy to control costs and manage resources. We may experience increased competition for managed care contracts due to state regulation and limitations. For instance, effective October 2018, New York limits the number of home care providers with which a managed Medicaid plan can contract. We cannot assure you that we will be successful in our efforts to be included in plan networks, that we will be able to secure favorable contracts with all or some of the managed care organizations, that our reimbursement under these programs will remain at current levels, that the authorizations for services will remain at current levels or that our profitability will remain at levels consistent with past performance. In addition, operational processes may not be well defined as a state transitions beneficiaries to managed care. For example, membership, new referrals and the related authorization for services to be provided may be delayed, which may result in delays in service delivery to consumers or in payment for services rendered. Difficulties with operational processes may negatively affect our revenue growth rates, cash flow and profitability for services provided.

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

For the years ended December 31, 2018 and 2017, we derived approximately 31.0% and 36.5%, respectively, of our revenue from the Illinois Department on Aging programs. Previous state government officials have attempted to reduce government spending by proposing changes aimed at reducing expenditures by this department. On November 6, 2018, Illinois elected a new governor. The new Democratic governor is expected to be more aligned with the General Assembly. It is expected that initiatives to reduce costs in Illinois, such as shifting services to managed care organizations and implementing a CCP Medicaid Initiative to enroll eligible individuals in Medicaid will continue. The nature and extent of any future cost reduction initiatives is unknown. If future reforms impact the eligibility of consumers for services, the number of hours authorized or otherwise restrict services provided to existing consumers, our service revenues and growth may be adversely affected.

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

In 2018, we derived approximately 31.0% of our net service revenues under agreements with the Illinois Department on Aging. Each of our agreements is generally in effect for a specific term.

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

These laws include, but are not limited to the federal Anti-Kickback Statute, the federal Stark law, the federal False Claims Act, the federal Civil Monetary Penalties Law, other federal and state fraud and abuse, insurance fraud, and fee-splitting laws, which may extend to services reimbursable by any payer, including private insurers; and federal and state laws governing the security and privacy of health information.

We currently have contractual relationships with current and potential referral sources and recipients, including hospitals and health systems, skilled nursing facilities and certain physicians who provide medical director services to our Company. Federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts throughout the healthcare industry. While we endeavor to comply with applicable laws and regulations, we cannot assure you that our practices are fully compliant or that courts or regulatory agencies will not interpret those laws and regulations in ways that will adversely affect our practices. The laws and regulations governing our business are subject to change, interpretations may evolve and enforcement focus may shift. These changes could subject us to allegations of impropriety or illegality, require restructuring of relationships with referral sources and recipients or otherwise require changes to our operations. Failure to comply with applicable laws and regulations could lead to civil sanctions and criminal penalties, the termination of rights to participate in federal and state healthcare programs, exclusion from federal healthcare programs, the suspension or revocation of licenses and nonpayment or delays in our ability to bill and collect for services provided, any of which could adversely affect our business, results of operations, or financial results.

In addition, as a result of our participation in Medicaid, Medicare and Veterans Health Administration programs and other state and local governmental programs, and pursuant to certain of our contractual relationships, we are subject to various reviews, compliance audits and investigations by governmental authorities and other third parties to verify our compliance with these programs and agreements as well as applicable laws, regulations and conditions of participation. Each of our home care and hospice agencies must comply with the extensive conditions of participation in the Medicare program. If any of our agencies fail to meet any of the conditions of participation or coverage with respect to state licensure or our participation in Medicaid, Medicare programs, Veterans Health Administration programs and other state and local governmental programs, we may receive a notice of deficiency from the applicable surveyor or authority. Failure to institute a plan of action to correct the deficiency within the period provided by the surveyor or authority could result in civil or criminal penalties, damage to our reputation, cancellation of our agreements, suspension or revocation of our licenses, requirements to repay amounts received, disqualification from federal and state healthcare programs and other negative consequences. These actions may adversely affect our ability to provide certain services, to receive payments from other payors and to continue to operate. Additionally, failure to comply with the conditions of participation related to enrollment could result in a deactivation or revocation of billing privileges. To the extent that billing privileges are revoked, there is a mandated one to three-year bar to re-enrollment. Similarly, we could face liability under the False Claims Act if we submit claims to Medicare or Medicaid while not in compliance with certain conditions of participation. Further, actions taken against one of our offices may subject our other offices to adverse consequences. We may also fail to discover all instances of noncompliance by our acquisition targets, which could subject us to adverse remedies once those acquisitions are complete. Any termination of one or more of our offices from any federal, state or local program for failure to satisfy such program’s conditions of participation could adversely affect our net service revenues and profitability.

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

We are and have been subject to routine and periodic surveys, audits and investigations by various governmental agencies. In addition to surveys to determine compliance with the conditions of participation, CMS has engaged a number of contractors (including Medicare Administrative Contractors, Recovery Audit Contractors, Zone Program Integrity Contractors, Unified Program Integrity Contractors and Medicaid Integrity Contractors) to conduct audits to evaluate billing practices and identify overpayments. These audits can result in recoupments by Medicare and other payors of amounts previously paid to us. In addition to audits by CMS contractors, individual states are implementing similar integrity programs using Medicaid Recovery Audit Contractors. We are unable to predict what additional government regulations, if any, affecting our business may be enacted in the future, how existing or future laws and regulations might be interpreted or whether we will be able to comply with such laws and regulations either in the markets in which we presently conduct, or wish to commence, business. In June 2016, CMS announced its plans to implement a three-year “Pre-Claim Review Demonstration of Home Health Services” in certain states, including Illinois. The demonstration, which involved clinical documentation requirements, sought to improve identification, investigation, and prosecution of Medicare fraud among home health agencies and to reduce expenditures while maintaining or improving quality of care. The demonstration began in Illinois in August 2016, but CMS paused it in April 2017. We are currently unable to predict what impact, if any, this program may have on our result of operations or financial position when and if resumed.

We are subject to federal, state and local laws and regulations that govern our employment practices, including minimum wage, living wage, and paid time-off requirements. Failure to comply with these laws and regulations, or changes to these laws and regulations that increase our employment-related expenses, could adversely impact our operations.

We are required to comply with all applicable federal, state and local laws and regulations relating to employment, including occupational safety and health requirements, wage and hour and other compensation requirements, employee benefits, providing leave and sick pay, employment insurance, proper classification of workers as employees or independent contractors, immigration and equal employment opportunity laws. These laws and regulations can vary significantly among jurisdictions and can be highly technical. Costs and expenses related to these requirements are a significant operating expense and may increase as a result of, among other things, changes in federal, state or local laws or regulations, or the interpretation thereof, requiring employers to provide specified benefits or rights to employees, increases in the minimum wage and local living wage ordinances, increases in the level of existing benefits or the lengthening of periods for which unemployment benefits are available. We may not be able to offset any increased costs and expenses. Furthermore, any failure to comply with these laws requirements, including even a seemingly minor infraction, can result in significant penalties which could harm our reputation and have a material adverse effect on our business.

Since our operations are concentrated in Illinois, New York and New Mexico, we are particularly sensitive to changes in laws and regulations in these states. For example, in December 2014, the Chicago City Council passed an ordinance that will raise the minimum wage for Chicago workers to $13 per hour by 2019, with increases up to $1 per hour effective on July 1 of each year. The rate is $12 per hour effective July 1, 2018. The wage increase in 2016 did not have a material impact on us because of our existing wage scale. The 2017 wage increase was offset by a reimbursement rate increase. In the budget process for the 2019 fiscal year, a similar provision was proposed but was not included in the final budget. We believe that there is legislative support for a reimbursement rate increase and anticipate that an increase to offset the wage increase could be passed in the first half of 2019. Our financial performance will be impacted in quarters for which a reimbursement rate increase is not in effect.

In addition, certain individuals and entities, known as excluded persons, are prohibited from receiving payment for their services rendered to Medicaid, Medicare and other federal and state healthcare program beneficiaries. If we inadvertently hire or contract with an excluded person, or if any of our current employees or contractors becomes an excluded person in the future without our knowledge, we may be subject to substantial civil penalties, including up to $20,000 for each item or service furnished by the excluded individual to a federal or state healthcare program beneficiary, an assessment of up to three times the amount claimed and exclusion from the program.

Each of our subsidiaries that employ an average of at least 50 full-time employees in a calendar year are required to offer a minimum level of health coverage for 95% of our full-time employees in 2018 or be subject to an annual penalty.

Our business may be adversely impacted by healthcare reform efforts, including repeal of or significant modifications to the ACA.

In recent years, the U.S. Congress and certain state legislatures have considered and passed a large number of laws intended to result in significant change to the healthcare industry. However, there is significant uncertainty regarding the future of the ACA, the most prominent of these reform efforts. The law has been subject to legislative and regulatory changes and court challenges, and the current presidential administration and certain members of Congress have stated their intent to repeal or make additional significant changes to, the ACA, its implementation or its interpretation. In 2017, the Tax Cuts and Jobs Acts was enacted, which, among other things, removes penalties for not complying with ACA's individual mandate to carry health insurance. Because the individual mandate was eliminated, a federal court in Texas ruled in December 2018 that the entire ACA was unconstitutional. However, the law remains in place pending appeal. In addition, the president has signed an executive order that directs agencies to minimize “economic and regulatory burdens” of the ACA. Effective January 1, 2019, Congress eliminated the penalty associated with the individual mandate to maintain health insurance. Because the penalty associated with the individual mandate was eliminated, a federal judge in Texas ruled in December 2018 that the entire ACA was unconstitutional. However, the law remains in place pending appeal. These changes and court challenges may impact the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if purchased. The presidential administration and the U.S. Congress may take further action regarding the ACA, including, but not limited to, repeal or replacement. Additionally, all or a portion of the ACA and related subsequent legislation may be modified, repealed or otherwise invalidated through further legislation or judicial challenge, which could result in lower numbers of insured individuals, and reduced coverage for insured individuals. Further legislation or regulation could be passed that could harm our business, financial condition and results of operations. For example, the Budget Control Act of 2011 included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect beginning in 2013 and have been extended through 2027. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover non-fraudulent overpayments to providers from three to five years.

There is uncertainty regarding whether, when, and how the ACA will be further changed, what alternative provisions, if any, will be enacted, and the impact of alternative provisions on providers and other healthcare industry participants. Government efforts to repeal or change the ACA or to implement alternative reform measures could cause our net revenues to decrease. Some members of Congress have proposed expanding government-funded coverage, including single payor proposals. Furthermore, we are unable to predict the nature and success of future financial or delivery system reforms that may be implemented by other, non-governmental industry participants.

The industry trend toward value-based purchasing may negatively impact our revenues.

The trend in the healthcare industry toward value-based purchasing of healthcare services is growing among both government and commercial payors. Value-based purchasing programs emphasize quality of outcome and efficiency of care provided, rather than quantity of care provided. For example, Medicare requires hospices and home health agencies to report certain quality data in order to receive full reimbursement. Failure to report quality data or poor performance may negatively impact the amount of reimbursement received. CMS currently has a value-based purchasing program affecting home health providers in a number of pilot states, whereby providers receive payment bonuses or penalties based on their achievement of specified performance measures. CMS may expand this program and establish new programs affecting a broader range of providers. In addition, CMS publishes hospice quality measure data online to allow consumers and others to search and compare data for Medicare-certified hospice providers.

Other initiatives aimed at improving quality and cost of care include alternative payment models, including ACOs and bundled payment arrangements. It is unclear whether alternative models will successfully coordinate care and reduce costs or whether they will decrease overall reimbursement. Additionally, commercial payors have expressed intent to shift toward value-based reimbursement arrangements.

We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts. While we believe we are adapting our business strategies to compete in a value-based reimbursement environment, we are unable at this time to predict how this trend will affect our results of operations. If we perform at a level below the outcomes demonstrated by our competitors, are unable to meet or exceed quality performance standards under any applicable value-based purchasing program, or otherwise fail to effectively provide or coordinate the efficient delivery of quality healthcare services, our reputation in the industry may be negatively impacted, we may receive reduced reimbursement amounts and we may owe repayments to payors, causing our revenues to decline.

Negative publicity or changes in public perception of our services may adversely affect our ability to receive referrals, obtain new agreements and renew existing agreements.

Our success in receiving referrals, obtaining new agreements and renewing our existing agreements depends upon maintaining our reputation as a quality service provider among governmental authorities, physicians, hospitals, discharge planning departments, case managers, nursing homes, rehabilitation centers, advocacy groups, consumers and their families, other referral sources and the public. While we believe that the services that we provide are of high quality, if our quality measures, which are published online by CMS, are deemed to be not of the highest value, our reputation could be negatively affected. Negative publicity, changes in public perceptions of our services or government investigations of our operations could damage our reputation and hinder our ability to receive referrals, retain agreements or obtain new agreements. Increased government scrutiny may also contribute to an increase in compliance costs and could discourage consumers from using our services. Any of these events could have a negative effect on our business, financial condition and operating results.

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

At December 31, 2018 and December 31, 2017, we had cash balances of $70.4 million and $53.8 million, respectively. As of December 31, 2018 and 2017, we had $20.0 million and $44.4 million outstanding debt on our credit facility, respectively. After giving effect to the amount drawn on our credit facility, approximately $10.8 million and $11.8 million of outstanding letters of credit at December 31, 2018 and 2017 and borrowing limits based on an advanced multiple of adjusted EBITDA, we had $142.9 million and $105.1 million available for borrowing under our credit facility as of December 31, 2018 and 2017, respectively. Since our credit facility provides for borrowings based on a multiple of an EBITDA ratio, any declines in our EBITDA would result in a decrease in our available borrowings under our credit facility.

We cannot predict the timing, size and success of our acquisition efforts, our efforts to expand into new geographic regions or the associated capital commitments. If we do not have sufficient cash resources or availability under our credit facility, our growth could be limited unless we obtain additional equity or debt financing. In the future, we may elect to issue additional equity securities in conjunction with raising capital, completing an acquisition or expanding into a new geographic region. Such issuances could be dilutive to existing shareholders. In addition, our ability under our credit facility to consummate acquisitions is restricted if we exceed certain Total Net Leverage Ratio (as defined in the New Credit Agreement (as defined below)) thresholds, without the consent of the lenders. Further, our credit facility requires, among other things, that we are in pro forma compliance with the financial covenants set forth therein and that no event of default exists before and after giving effect to any proposed acquisition. Our ability to expand in a manner consistent with historic practices may be limited if we are unable to obtain such consent from our lenders.

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

We are subject to a risk of work stoppages and other labor relations matters because our hourly workforce is highly unionized. As of December 31, 2018, approximately 49.0% of our workforce was represented by the SEIU. We have numerous agreements with local SEIU affiliates which are renegotiated from time to time. These negotiations are often initiated when we receive increases in our hourly rates from various state agencies. Upon expiration of these collective bargaining agreements, we may not be able to negotiate labor agreements on satisfactory terms with these labor unions. A strike, work stoppage or other slowdown could result in a disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business. Labor costs are the most significant component of our total expenditures and, therefore, an increase in the cost of labor could significantly harm our business.

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

Inclement weather or natural disasters may prevent our employees from providing authorized services. We are not paid for authorized services that are not delivered due to these weather events. Furthermore, prolonged inclement weather or the occurrence of natural disasters in the markets in which we operate could disrupt our relationships with consumers, employees and referral sources located in affected areas and, in the case of our corporate office, our ability to provide administrative support services, including billing and collection services. For example, one of our support centers and a number of our agencies are located in the Midwestern United States, New York and California, increasing our exposure to blizzards and other major snowstorms, ice storms, tornadoes, flooding, wildfires and earthquakes. The impact of disasters and similar events is inherently uncertain. Future inclement weather or natural disasters may adversely affect our reputation, business and consolidated financial condition, results of operations and cash flows.

Our business depends on our information systems. Our operations may be disrupted if we are unable to effectively integrate, manage and maintain the security of our information systems.

Our business depends on effective and secure information systems that assist us in, among other things, gathering information to improve the quality of consumer care, optimizing financial performance, adjusting consumer mix, monitoring regulatory compliance and enhancing staff efficiency. We rely on an external service provider, McKesson Information Solutions, LLC (“McKesson”), to provide continual maintenance, upgrading, and enhancement of our primary information systems used for our operational needs. The software we license from McKesson supports intake, personnel scheduling, office clinical and centralized billing and receivables management in an integrated database, enabling us to standardize the care delivered across our network of offices and monitor our performance and consumer outcomes. In addition, we also utilize Horizon to support our personal care business for branches acquired through our acquisition of AmberCare in the second quarter of 2018. These locations also provide Home Health and Hospice services. We recently purchased and implemented HomeCare Homebase to support these lines of business. All locations acquired through our recent purchase of Arcadia utilize Continulink for their home care and staffing business. To the extent providers fail to support the software or systems, or if we lose our licenses, our operations could be negatively be affected. Our business also depends on a comprehensive payroll and human resources system for basic payroll functions and reporting, payroll tax reporting, managing wage assignments and garnishments. We rely on an external service provider, ADP, to provide continual maintenance, upgrading and enhancement of our primary human resource and payroll systems. To the extent that ADP fails to support the software or systems, or any of the related support services provided by them, our internal operations could be negatively affected.

Our business also supports the use of EVV to collect visit submission information through our delivery of home care services. Our solution uses a combination of IVR and GPS enabled smartphones to capture time in and time out, mileage and travel time, as well as the completed care plan tasks. We license this software through CellTrak along with partnering with states who utilize Authenticare, SanData, and HealthStar. We rely on these providers to provide continual maintenance, enhancements, as well as security of any protected data. To the extent that our EVV vendors fail to support these processes, our internal operations could be negatively affected.

Under the 21st Century Cures Act, as amended, states have until January 1, 2020 to establish standards for EVV for Medicaid-funded personal care services. States that fail to meet this deadline will lose an escalating amount of their funding. To the extent that the states fail to properly implement EVV, our internal operations could be negatively affected.

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

A cyber-attack or security breach could cause a loss of confidential consumer data, give rise to remediation and other expenses, expose us to liability under HIPAA, consumer protection laws, common law and other legal theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business.

We rely extensively on our computer systems to manage clinical and financial data, to communicate with our consumers, payors, vendors and other third parties, and to summarize and analyze our operating results. In spite of our policies, procedures and other security measures used to protect our computer systems and data, occasionally, we have experienced breaches that have required us to notify affected consumers and the government, and we have worked with consumers and the government to resolve such issues. While these past breaches have not had a significant adverse impact on our business or results of operations, there can be no assurance that we will not be subject to additional and/or more severe cyber-attacks or security breaches in the future. Such attacks or breaches could result in loss of protected patient medical data or other information subject to privacy laws or disrupt our information technology systems or business, potentially exposing us to regulatory action, litigation and liability. We continue to prioritize cyber-security and the development of practices and controls to protect our systems and data. We utilize sophisticated firewalls to mitigate external threats and attacks through daily security content updates and intrusion prevention policies. In addition, all email is scanned for threats and viruses as well as Domain Keys Identified Mail keys authentication and Sender Policy Framework records are utilized to mitigate spoofing and phishing attempts. Outgoing email is encrypted based on content and HIPAA regulations. In addition, we are required to comply with the privacy and security laws and regulations of HIPAA as amended by HITECH. If our privacy and security practices are not in compliance with HIPAA and/or if we fail to satisfy applicable breach notification requirements in the event of a security breach, we could be subject to significant fines, penalties, lawsuits and reputational harm.

Our current principal stockholders could have significant influence over us, and they could delay, deter or prevent a change of control or other business combination or otherwise cause us to take action with which you might not agree.

Eos Capital Partners III, L.P. and its affiliates (the “Eos Funds”), together beneficially own approximately 20.7% of our outstanding common stock as of December 31, 2018. As a result, the Eos Funds have the ability to significantly influence all matters submitted to our stockholders for approval, including:

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

We must attract and retain qualified non-executive personnel in the markets in which we operate in order to provide our services. We compete for personnel with other providers of social and medical services as well as companies in other service-based industries. This competition has increased significantly as the unemployment rate has decreased in recent years. Increased competition for trained personnel or general inflationary pressures may require that we enhance our pay and benefits packages to compete effectively for such personnel. We may not be able to offset such added costs by increasing the rates we charge for our services. An increase in personnel costs could negatively impact our business. In addition, if we fail to attract and retain qualified and skilled personnel, our ability to conduct our business operations effectively would be harmed.

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

Goodwill and intangible assets with finite lives represent a significant portion of our assets. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. For example, if our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill has been impaired. If as part of our annual review of goodwill and intangibles, we were required to write down all or a significant part of our goodwill and/or intangible assets, our net earnings and net worth could be materially adversely affected, which could affect our flexibility to obtain additional financing. In addition, if our assumptions used in preparing our valuations for purposes of impairment testing differ materially from actual future results, we may record impairment charges in the future and our financial results may be materially adversely affected. We had $135.4 million and $90.3 million of goodwill and $23.8 million and $16.6 million of intangible assets recorded on our Consolidated Balance Sheets at December 31, 2018 and 2017, respectively.

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

Ineffective internal control over financial reporting could adversely impact our business and stock price.

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

Accordingly, we are required to have an audit of our internal controls over financial reporting. As described under Item 9A. “Controls and Procedures” below, our management has determined that a material weakness in internal controls existed as of December 31, 2018. The assessment was based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

To the extent that we now or in the future have deficiencies in our internal controls over financial reporting that are not remediated, our ability to accurately and timely report our financial position, results of operations, cash flows or key operating metrics could be impaired, which could result in a material misstatement in our financial statements, late filings of our annual and quarterly reports under the Exchange Act, restatements of our consolidated financial statements or other corrective disclosures, or other material adverse effects on our business, reputation, results of operations, financial condition or liquidity and could create a perception that our financial results do not fairly state our financial condition or results of operations, any of which could have an adverse effect on the value of our stock.

Compliance with changing regulations including specific program compliance, corporate governance and public disclosure will result in additional expenses and pose challenges for our management team.

The state agencies that contract for our services require our compliance with various rules and regulations affecting the services we provide. We have a compliance officer who monitors and reports on our efforts for achieving the desired results. State agencies are recommending increased rules and regulations in an effort to control the growth of these programs and their overall costs. The implementation of these changes may require us to increase our efforts to remain compliant, may reduce the authorizations for services to be provided, and may result in certain consumers no longer being eligible for our services all of which may result in lower revenues and increased costs, reducing our operating performance and profitability. If we continue to serve our consumers without addressing these increased regulations we are at risk for non-compliance with program requirements and potential penalties.

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

Restrictive covenants in the agreements governing our indebtedness may adversely affect us.

Our credit facility contains various covenants that limit our ability to take certain actions, including our ability to:

•	make, create, incur, assume or suffer to exist any lien;
•	sell or otherwise dispose of assets, including capital stock of subsidiaries;
•	merge, consolidate, sell or otherwise dispose of all or substantially all our assets;
•	make restricted payments, including paying dividends and making certain loans and investments;
•	create, incur, assume, permit to exist, or otherwise become or remain directly or indirectly liable with respect to any additional indebtedness;
•	enter into transactions with affiliates;
•	engage in any line of additional line of business;
•	amend our organization documents;
•	make a change in accounting treatment or reporting practices, change our name or change our jurisdiction of organization or formation;
•	make any payment or prepayment of certain subordinated indebtedness;
•	enter into agreements that restrict dividends and certain other payments from subsidiaries;
•	engage in a sale leaseback or similar transaction; and
•	make certain capital expenditures.

In addition, our credit facility contains restrictive covenants and requires us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet these restrictive covenants and financial ratios and tests may be affected by events beyond our control, and we cannot assure you that we will meet those tests.

A breach of any of these covenants could result in a default under our credit facility. Upon the occurrence of an event of default under our credit facility, all amounts outstanding under our credit facility may become immediately due and payable and all commitments under our credit facility to extend further credit may be terminated. The acceleration of any such indebtedness will result in an event of default under all of our other long-term indebtedness.

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

We have not paid dividends on our shares of common stock and intend to retain all future earnings to finance the continued growth and development of our business and for general corporate purposes. In addition, we do not anticipate paying cash dividends on our common stock in the foreseeable future. Any future payment of cash dividends will depend upon our financial condition, capital requirements, credit facility limitations, earnings and other factors deemed relevant by our board of directors. Our credit facility restricts our ability to declare or pay any dividend or other distribution to Holdings unless no default or event of default has occurred and is continuing or would arise as a result thereof and the aggregate amount of dividends and distributions paid in any fiscal year does not exceed $7.5 million per annum.

If securities or industry analysts fail to publish research or reports about our business or publish negative research or reports, or our results are below analysts’ estimates, our stock price and trading volume could decline.

The trading market for our common stock may depend in part on the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. If analysts fail to publish reports on us regularly or at all, we could fail to gain visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. If one or more analysts do cover us and downgrade their evaluations of our stock or our results are below analysts’ estimates, our stock price would likely decline. In addition, due to the small number of analysts covering us, a single comment or report from one of the analysts whether positive or negative, could result in a significant increase or decrease in our stock price. Further, our inclusion on or exclusion from various published stock market indices may cause our stock price to rise or decline.

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

We do not own any real property. As of December 31, 2018, we operated at 159 leased properties including our support centers. Personal care services are operated out of 156 of these facilities. We lease approximately 59,000 and 31,000 square feet of office space in Downers Grove, Illinois and Frisco, Texas which serve as our support centers. During the second quarter of 2016, the contact center contained within the Downers Grove support center closed. Effective August 1, 2017, we subleased the approximately 21,000 square feet of the unused office space in Downers Grove.

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

Market Information

Our common stock is listed on The Nasdaq Global Market under the symbol “ADUS.”

Holders

As of December 31, 2018, 22.5% of our shares of common stock were held by our officers and directors. An additional 72.8% of our common stock was held by 198 institutional investors. As of February 20, 2019, Addus HomeCare Corporation had approximately 8,500 shareholders of its common stock, including 54 shareholders of record.

Dividends

We have never paid dividends on our common stock, including in the two most recent fiscal years, and we do not intend to pay any dividends on our common stock in the foreseeable future. We currently plan to retain any earnings to support the operation, and to finance the growth, of our business rather than to pay cash dividends. Payments of any cash dividends in the future will depend on our financial condition, capital requirements, credit facility limitations, earnings, as well as other factors deemed relevant by our board of directors. Our credit facility restricts our ability to declare or pay any dividend or other distribution to Holdings unless no default or event of default has occurred and is continuing or would arise as a result thereof and the aggregate amount of dividends and distributions paid in any fiscal year does not exceed $7.5 million per annum.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial information derived from our Consolidated Financial Statements for the periods and at the dates indicated. The information is qualified in its entirety by and should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K.

As described in Note 2 to the Notes to Consolidated Financial Statements, the following data contain certain corrections of immaterial errors identified in previously reported amounts as further described in footnote (3) below.

	For the Years Ended December 31,
	2018	2017		2016		2015		2014
	(Amounts In Thousands, Except Per Share Data)
Consolidated Statements of Income Data:
Net service revenues (1)	$518,119	$425,994	(3)	$400,929	(3)	$336,997	(3)	$313,042	(3)
Cost of service revenues	379,843	310,119		294,593		245,492		229,207
Gross profit	138,276	115,875	(3)	106,336	(3)	91,505	(3)	83,835	(3)
General and administrative expenses	105,025	76,902		76,840		66,143		59,016
Loss (gain) on sale of assets	38	(2,467)		—		—		—
Revaluation of contingent consideration	—	—		—		130		—
Depreciation and amortization	8,642	6,663		6,647		4,717		3,830
Provision for doubtful accounts	272	8,409	(3)	7,373		4,309		2,818
Total operating expenses	113,977	89,507	(3)	90,860		75,299		65,664
Operating income from continuing operations	24,299	26,368	(3)	15,476	(3)	16,206	(3)	18,171
Interest income (2)	(2,592)	(66)		(2,812)		(47)		(18)
Interest expense	5,016	4,472		2,332		786		698
Total interest expense (income), net	2,424	4,406		(480)		739		680
Other income	—	217		206		—		—
Income from continuing operations before income taxes	21,875	22,179	(3)	16,162	(3)	15,467	(3)	17,491	(3)
Income tax expense	4,498	8,645	(3)	4,099	(3)	4,013	(3)	5,674
Net income from continuing operations	17,377	13,534	(3)	12,063	(3)	11,454	(3)	11,817	(3)
Discontinued Operations
Net income from home health business	126	147		97		270		280
Earnings from discontinued operations	126	147		97		270		280
Net income	$17,503	$13,681	(3)	$12,160	(3)	$11,724	(3)	$12,097	(3)
Basic income per common share:
Continuing operations	$1.44	$1.18		$1.06		$1.04		$1.08
Discontinued operations	0.01	0.01		0.01		0.03		0.02
Basic income per common share:	$1.45	$1.19		$1.07		$1.07		$1.10
Diluted income per common share:
Continuing operations	$1.40	$1.16		$1.06		$1.02		$1.06
Discontinued operations	0.01	0.01		0.01		0.02		0.02
Diluted income per common share:	$1.41	$1.17		$1.07		$1.04		$1.08
Weighted average number of common shares and potential common shares outstanding:
Basic	12,049	11,470		11,292		10,986		10,900
Diluted	12,383	11,623		11,349		11,189		11,114

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
	(Actual Numbers, Except Adjusted EBITDA in Thousands)
Key Metrics :
General:
Adjusted EBITDA (4)	$43,948	$36,897	$32,335	$23,809	$23,859
States served at period end	24	24	24	22	22
Locations at period end	156	116	114	119	129
Employees at period end	33,153	26,097	23,070	21,395	18,054
Operational Data:
Personal Care
Average billable census (5)	37,597	35,343	33,944	32,756	31,019
Billable hours (6)	26,934	23,833	23,088	19,556	18,335
Average billable hours per census per month	59	56	57	50	49
Billable hours per business day	103,195	91,664	88,460	75,214	71,903
Revenues per billable hour	$18.28	$17.86	$17.35	$17.22	$17.07
Hospice
Admissions	1,061	—	—	—	—
Average daily census	528	—	—	—	—
Average length of stay	136	—	—	—	—
Patient days	128,819	—	—	—	—
Revenues per patient day	146	—	—	—	—
Home Health
New Admissions	1,757	—	—	—	—
Recertifications	1,443	—	—	—	—
Total Volume	3,200	—	—	—	—
Visits	53,711	—	—	—	—
Percentage of Revenues by Payor:
Personal Care
State, local and other governmental programs	58.2%	64.0%	71.0%	78.0%	87.0%
Managed care organizations	35.3	33.0	26.0	18.0	9.0
Private pay	4.1	2.0	2.0	3.0	3.0
Commercial insurance	1.3	1.0	1.0	1.0	1.0
Other	1.1	—	—	—	—
Hospice
Medicare	94%	—%	—%	—%	—%
Managed care organizations	5	—	—	—	—
Other	1	—	—	—	—
Home Health
Medicare	88%	—%	—%	—%	—%
Managed care organizations	11	—	—	—	—
Other	1	—	—	—	—

	As of December 31,
	2018	2017		2016		2015		2014
	(Amounts In Thousands)
Consolidated Balance Sheet Data:
Cash	$70,406	$53,754		$8,013		$4,104		$13,363
Accounts receivable, net of allowances	108,000	93,533	(3)	120,119	(3)	87,084	(3)	69,618	(3)
Goodwill and intangibles	159,226	106,935		87,951		77,980		73,435
Total assets	355,388	271,691	(3)	232,984	(3)	186,812	(3)	181,079	(3)
Capital leases	81	1,002		2,433		2,991		3,663
Term loans, net of debt issuance costs	17,203	38,858		22,580		—		—
Stockholders’ equity	275,533	176,309	(3)	158,918	(3)	141,580	(3)	127,709	(3)

(1)

Acquisitions completed in 2018 accounted for $75.2 million of growth in net service revenues for the year ended December 31, 2018. Acquisitions completed in 2017 accounted for $20.2 million and $8.6 million of growth in net service revenues for the years ended December 31, 2018, and 2017 respectively. Acquisitions completed in 2016 accounted for $65.3 million, $58.6 million and $52.7 million of growth in net service revenues for the years ended December 31, 2018, 2017 and 2016, respectively. Acquisitions completed in 2015 accounted for $6.6 million, $9.3 million, $11.6 million and $9.7 million of growth in net service revenues for the years ended December 31, 2018, 2017, 2016 and 2015, respectively. Acquisitions completed in 2014 accounted for $9.2 million, $9.5 million, $8.8 million, $10.7 million and $7.5 million of growth in net service revenues for the years ended December 31, 2018, 2017, 2016, 2015 and 2014, respectively. For the years ended December 31, 2018, 2017, 2016, 2015 and 2014, acquisitions completed during those years represented $176.5 million, $86.0 million, $73.1 million, $20.4 million and $7.5 million, respectively, of net service revenues.

(2)

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received. For the years ended December 31, 2018 and 2016, we received $2.3 million and $2.8 million in prompt payment interest. For the years ended December 31, 2017, 2015 and 2014, we did not receive any prompt payment interest.

(3)	Reflects a revised amount for the impact of correcting certain errors as described in Note 2 to the Notes to Consolidated Financial Statements.

Refer to Note 2 to the Notes to Consolidated Financial Statement, for the corrections to the Consolidated Statements of Income for the years ending December 31, 2017 and 2016; and the Consolidated Balance Sheet as of December 31, 2017.

Additionally, the Company’s 2015 and 2014 Consolidated Statements of Income were adjusted for these errors as follows:

•

Net service revenues, gross profit, operating income from continuing operations and income from continuing operations before taxes were increased by $0.2 million and $0.1 million, for the years ending December 31, 2015 and 2014, respectively.

•	Income tax expense increased by $0.1 million for the year ended December 31, 2015.
•	Net income from continuing operations and net income were increased by $0.1 million and $0.1 million, for the years ending December 31, 2015 and 2014, respectively.

The Company’s 2016, 2015 and 2014 Consolidated Balance Sheets were adjusted for these errors as follows:

•	Accounts receivable, net of allowances and total assets were increased by $3.1 million, $2.1 million and $1.3 million, for the years ended as of December 31, 2016, 2015 and 2014, respectively.
•	Stockholders’ equity was increased by $0.1 million, $ 0.1 million and $0.1 million for the years ended as of December 31, 2016, 2015 and 2014, respectively.
(4)

We define Adjusted EBITDA as earnings before discontinued operations, interest income, interest expense, other non-operating income, income tax expense, depreciation and amortization, M&A expense, stock-based compensation expense, restructuring charges, severance and other costs, IRS accrual, write down of deferred tax assets/impact of Tax Reform Act, write-off of debt issuance costs, secondary offering costs and gain on sale of assets. Adjusted EBITDA is a performance measure used by management that is not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”). It should not be considered in isolation or as a substitute for net income, operating income or any other measure of financial performance calculated in accordance with GAAP. For the years ending December 31, 2017, 2016, 2015 and 2014, Adjusted EBITDA was corrected for the errors to the Consolidated Statements of Income discussed in footnote (3) above for $0.1 million, $0.2 million, $0.2 million and $0.1 million, respectively.

Management believes that Adjusted EBITDA is useful to investors, management and others in evaluating our operating performance for the following reasons:

•

By reporting Adjusted EBITDA, we believe that we provide investors with insight and consistency in our financial reporting and present a basis for comparison of our business operations between current, past and future periods. We believe that Adjusted EBITDA allows management, investors and others to evaluate and compare our core operating results, including return on capital and operating efficiencies, from period to period, by removing the impact of our capital structure (interest expense), asset base (amortization and depreciation), tax consequences, stock-based compensation expense, and other identified adjustments.

•

We believe that Adjusted EBITDA is a measure widely used by securities analysts, investors and others to evaluate the financial performance of other public companies, and therefore may be useful as a means of comparison with those companies, when viewed in conjunction with traditional GAAP financial measures.

•

We recorded stock-based compensation expense of $4.1 million, $2.6 million, $1.1 million, $1.6 million and $0.8 million for the years ended December 31, 2018, 2017, 2016, 2015, and 2014, respectively. By comparing our Adjusted EBITDA in different periods, our investors can evaluate our operating results without stock-based compensation expense, which is a non-cash expense which we believe is not a key measure of our operations.

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

The following table sets forth a reconciliation of net income, the most directly comparable GAAP measure, to Adjusted EBITDA:

	Years Ended December 31,
	2018	2017		2016		2015		2014
	(Amounts In Thousands)
Reconciliation of net income to Adjusted EBITDA (a):
Net income	$17,503	$13,681	(d)	$12,160	(d)	$11,724	(d)	$12,097	(d)
Less: earnings from discontinued operations, net of tax	(126)	(147)		(97)		(270)		(280)
Net income from continuing operations	17,377	13,534	(d)	12,063	(d)	11,454	(d)	11,817	(d)
Interest (income) expense, net, excluding write- off of debt issuance costs	2,198	3,083		(480)		739		680
Secondary offering costs	189	—		—		—		—
Other non-operating income	—	(217)		(206)		—		—
Income tax expense from continuing operations, excluding write down of deferred tax assets/impact of Tax Reform Act	4,498	7,340	(d)	4,099	(d)	4,013	(d)	5,674
Depreciation and amortization	8,642	6,663		6,647		4,717		3,830
M&A expenses	4,989	2,116		1,122		1,013		1,031
Stock-based compensation expense	4,109	2,552		1,072		1,573		827
Restructuring charges	1,035	627		4,787		—		—
Severance and other costs	647	1,038		3,231		—		—
IRS accrual	—	—		—		300		—
Write down of deferred tax assets/impact of Tax Reform Act (b)	—	1,305		—		—		—
Write-off of debt issuance costs (c)	226	1,323		—		—		—
(Loss) gain on sale of assets	38	(2,467)		—		—		—
Adjusted EBITDA	$43,948	$36,897	(d)	$32,335	(d)	$23,809	(d)	$23,859	(d)

(a)

The selected historical Consolidated Statements of Income data for the fiscal years ended December 31, 2018, 2017, 2016, 2015 and 2014, were derived from our audited Consolidated Financial Statements included in the Annual Report on Form 10-K for the applicable year.

(b)	Included in income tax expense on the Consolidated Statements of Income.
(c)	Included in interest expense on the Consolidated Statements of Income.
(d)	Reflects a revised amount for the impact of correcting certain errors as described in footnote (3) above.
(5)	Average billable census is the number of unique clients receiving a billable service during a period.
(6)	Billable hours is the total number of hours provided to clients during a period.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our Consolidated Financial Statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate as a result of the factors we describe under “Risk Factors” and elsewhere in this Annual Report on Form 10-K and other risks as well as other factors that are not currently known to us, that we currently consider immaterial or that are not specific to us, such as general economic conditions.

Overview

We are a home care services provider operating in three segments: personal care; hospice; and home health. Our services are principally provided in the home under agreements with federal, state and local government agencies. Our consumers are predominantly “dual eligible,” meaning they are eligible to receive both Medicare and Medicaid benefits. Managed care revenues accounted for 33.9%, 33.1% and 26.1% of our revenue during the years ended December 31, 2018, 2017 and 2016, respectively.

A summary of our financial results for 2018, 2017 and 2016 is provided in the table below.

	For the Years Ended December 31,
	2018	2017 (1)	2016 (1)
	(Amounts in Thousands)
Net service revenues – continuing operations	$518,119	$425,994	$400,929
Net income from continuing operations	17,377	13,534	12,063
Earnings from discontinued operations	126	147	97
Net income	$17,503	$13,681	$12,160
Total assets	$355,388	$271,691	$232,984

(1)

Net service revenues and net income from continuing operations, net income and total assets have been updated to reflect the correction described in Note 2 to the Notes to Consolidated Financial Statements.

As of December 31, 2018, we provided our services in 24 states through 156 offices. Our payor clients include federal, state and local governmental agencies, managed care organizations, commercial insurers and private individuals. For the years ended December 31, 2018, 2017 and 2016, we served approximately 57,000, 51,000 and 50,000 discrete individuals, respectively. Our personal care segment also includes staffing services, with clients including assisted living facilities, nursing homes and hospice facilities.

Acquisitions

In addition to our organic growth, we have grown through acquisitions that have expanded our presence in current markets or facilitated our entry into new markets where in-home care has been moving to managed care organizations.

On January 1, 2018, we acquired certain assets of LifeStyle Options, Inc. (“LifeStyle”) in order to expand private pay services in Illinois. The total consideration for the transaction was $4.1 million, comprised of $3.3 million in cash and $0.8 million, which represented the estimated fair value of contingent consideration, subject to the achievement of certain performance targets set forth in an earn-out agreement. As of December 31, 2018, the performance targets were not met and the Company remeasured the earn-out to fair value.

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

Effective October 31, 2018, we entered into a definitive agreement to acquire the assets of VIP Health Care Services for approximately $28.0 million. With the purchase of VIP Health Care Services, we will expand our personal care operations in the state of New York and into the New York City metropolitan area. We expect to complete this transaction in the second quarter of 2019, contingent on the timing of certain regulatory approvals. We expect to fund this acquisition through a delayed draw term loan under our credit facility and available cash on hand.

Revenue by Payor

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

For the years ended December 31, 2018, 2017 and 2016, our payor revenue was:

	Personal Care
	2018		2017		2016
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
State, local and other governmental programs	$286,787	58.2%	$273,525	64.2%	$282,540	70.5%
Managed care organizations	173,884	35.3	140,993	33.1	104,413	26.0
Private pay	20,060	4.1	8,739	2.1	9,644	2.4
Commercial insurance	6,190	1.3	2,737	0.6	4,332	1.1
Other	5,492	1.1	—	—	—	—
Total personal care segment net service revenues	$492,413	100.0%	$425,994	100.0%	$400,929	100.0%

With the acquisition of Ambercare completed during the second quarter of 2018, we began to report our business with two additional segments, hospice and home health. For the year ended December 31, 2018, our hospice and home health revenue was:

	Hospice		Home Health
	2018		2018
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$17,652	93.6%	$6,034	88.0%
Managed care organizations	1,047	5.6	752	11.0
Other	151	0.8	70	1.0
Total segment net service revenues	$18,850	100.0%	$6,856	100.0%

New Mexico	$18,850	100.0%	$6,856	100.0%
Total hospice segment net service revenues	$18,850	100.0%	$6,856	100.0%

We derive a significant amount of our net service revenues in Illinois, which represented 47.5%, 52.6% and 53.6% of our total net service revenues for the years ended December 31, 2018, 2017 and 2016, respectively.

A significant amount of our net service revenues are derived from one payor client, the Illinois Department on Aging, which accounted for 31.0%, 36.5% and 42.1% of our total net service revenues for the years ended December 31, 2018, 2017 and 2016, respectively.

The Illinois Department on Aging’s payments for non-Medicaid consumers have been delayed in the past and may continue to be delayed in the future due to budget disputes. The state of Illinois did not adopt comprehensive budgets for fiscal years 2016 or 2017, ending June 30, 2016 and June 30, 2017, respectively. On July 6, 2017, the state of Illinois passed a budget for the state fiscal year 2018, which began on July 1, 2017, authorizing the Illinois Department on Aging to pay for our services rendered to non-Medicaid consumers provided in prior fiscal years. As of December 31, 2018, we have received substantially all such payments. On June 4, 2018, the state of Illinois passed a budget for state fiscal year 2019, which began in July 1, 2018.

In December 2014, the Chicago City Council passed an ordinance that will raise the minimum wage for Chicago workers to $13 per hour by July of 2019, with increases up to $1 per hour effective on July 1 of each year. The rate is $12 per hour effective July 1, 2018. The wage increase in 2016 did not have a material impact on our financial results because of our existing wage scale. The 2017 wage increase was offset by a reimbursement rate increase. In the budget process for the 2019 fiscal year, a similar provision was proposed but was not included in the final budget. We believe that there is legislative support for a reimbursement rate increase and anticipate that an increase to offset the wage increase could be passed in the first half of 2019. Our financial performance will be impacted in quarters for which a reimbursement rate increase is not in effect.

Impact of Changes in Medicare and Medicaid Reimbursement

In April of 2018, the Centers for Medicare and Medicaid Services (“CMS”) issued a final rule, which beginning January 1, 2019, will allow Medicare Advantage insurers to offer beneficiaries more options and new benefits. Through this new rule, CMS has redefined health-related supplemental benefits to include services that increase health and improve quality of life, including coverage of non-skilled in-homecare. This policy change, emphasizing improving quality and reducing costs, aligns with our overall approach to care, and we believe the increased demand for personal care from the Medicare Advantage population represents a significant upside opportunity over the next three to five years.

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

On January 1, 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, (“ASU 2014-09”) which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. We adopted the standard using the modified retrospective approach and did not record a cumulative catch-up adjustment as the timing and measurement of revenue for our customers consistent with our prior revenue recognition model. However, the majority of what historically was classified as provision for doubtful accounts under operating expenses is now treated as an implicit price concession factored into net service revenues.

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

Our agency expenses from continuing operations consist of costs for supervisory personnel, our community care supervisors and office administrative costs. Personnel costs include wages, payroll taxes, and employee benefits. Facility costs including rents, utilities, and postage, telephone and office expenses. Our support centers include costs for accounting, information systems, human resources, billing and collections, contracting, marketing and executive leadership. These expenses consist of compensation, including stock-based compensation, payroll taxes, employee benefits, legal, accounting and other professional fees, travel, general insurance, rents and related facility costs.

In 2016, we initiated steps to streamline our operations. We incurred total expenses related to these initiatives of approximately $1.9 million, $1.7 million and $8.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. The expenses recorded for the year ended December 31, 2018 primarily relates to terminated employees resulting mainly from changes made to the management team during the year and other professional fees. The expenses recorded for the year ended December 31, 2017 included costs related to terminated employees resulting mainly from changes made to the management team made during the year, fees related to the termination of professional services relationships, other contract termination costs and asset write-offs. The expenses recorded for the year ended December 31, 2016, included costs related to terminated employees resulted mainly from the closure of the contact center and other changes to the executive leadership team made during the year and other direct costs associated with implementing these initiatives including contract termination costs, accelerated depreciation and asset write-offs.

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

Provision for Doubtful Accounts

Prior to 2018, we established our allowance for doubtful accounts to the extent it was probable that a portion or all of a particular account will not be collected. We established our provision for doubtful accounts primarily by reviewing the creditworthiness of significant customers and through evaluations over the collectability of the receivables. An allowance for doubtful accounts was maintained at a level that our management believed was sufficient to cover potential losses.

In 2018, subsequent adjustments that are determined to be the result of an adverse change in the payor’s ability to pay are recognized as provision for doubtful accounts with the adoption of ASU 2014-09, Revenue from Contracts with Customers. We recorded $9.7 million for the year ended December 31, 2018 as a reduction to revenue that would have been recorded as provision for doubtful accounts under the prior revenue recognition guidance.

Interest Income

Illinois law entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the statement of income caption, “Interest income.” For the years ended December 31, 2018 and 2016, we received $2.3 million and $2.8 million, respectively, in prompt payment interest. For the year ended December 31, 2017, we did not receive any prompt payment interest. While we may be owed additional prompt payment interest, the amount, timing, and intent to provide such payments remains uncertain, and we will continue to recognize prompt payment interest income upon satisfaction of these constraints

Interest Expense

Interest expense is reported in the Consolidated Statements of Income when incurred and consists of (i) interest and unused credit line fees on our credit facility, and our Terminated Senior Credit Facility (as defined under Senior Secured Credit Facility below), (ii) interest on our capital lease obligations and (iii) amortization and write-off of debt issuance costs.

Other Income

For the year ended December 31, 2017, other income of $0.2 million consisted of income distributions received from investments in joint ventures, which were sold on October 1, 2017. We accounted for this income in accordance with ASC Topic 325, “Investments—Other” and recognized the net accumulated earnings only to the extent distributed by the joint ventures on the date received.

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. For the years ended December 31, 2018, 2017 and 2016, our federal statutory rate was 21.0%, 35.0% and 35.0%, respectively. The effective income tax rate was 20.6%, 39.0% and 25.5% for the years ended December 31, 2018, 2017 and 2016, respectively. The difference between our federal statutory and effective income tax rates are principally due to the inclusion of state taxes and the use of federal employment tax credits.

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

Discontinued Operations

Discontinued operations consists of the reduction of the indemnification reserve, net of tax, for our 2013 Home Health Business that was sold effective March 1, 2013 and the results of operations for an agency in Pennsylvania that was sold on December 30, 2013.

Results of Operations

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

The following table sets forth, for the periods indicated, our consolidated results of operations.

	2018		2017 (1)		Change
		Net Service		Net Service
	Amount	Revenues	Amount	Revenues	Amount	%
Net service revenues	$518,119	100.0%	$425,994	100.0%	$92,125	21.6%
Cost of service revenues	379,843	73.3	310,119	72.8	69,724	22.5
Gross profit	138,276	26.7	115,875	27.2	22,401	19.3
General and administrative expenses	105,025	20.3	76,902	18.1	28,123	36.6
Loss (gain) on sale of assets	38	—	(2,467)	(0.6)	2,505	(101.5)
Depreciation and amortization	8,642	1.7	6,663	1.6	1,979	29.7
Provision for doubtful accounts	272	0.1	8,409	2.0	(8,137)	(96.8)
Total operating expenses	113,977	22.0	89,507	21.0	24,470	27.3
Operating income from continuing operations	24,299	4.7	26,368	6.2	(2,069)	(7.8)
Interest income	(2,592)	(0.5)	(66)	—	(2,526)
Interest expense	5,016	1.0	4,472	1.0	544	12.2
Total interest expense (income), net	2,424	0.5	4,406	1.0	(1,982)	(45.0)
Other income	—	—	217	0.1	(217)	(100.0)
Income from continuing operations before income taxes	21,875	4.2	22,179	5.2	(304)	(1.4)
Income tax expense	4,498	0.9	8,645	2.0	(4,147)	(48.0)
Net income from continuing operations	17,377	3.4	13,534	3.2	3,843	28.4
Discontinued operations:
Earnings from 2013 Home Health Business, net of tax	126	—	147	—	(21)	(14.3)
Net income	$17,503	3.4%	$13,681	3.2%	$3,822	27.9%

(1)

For the year ended December 31, 2017, revenue, gross profit, provision for doubtful accounts, operating expenses, operating income from continuing operations, income tax expense, net income from continuing operations and net income have been updated to reflect the correction, as discussed in Note 2 to the Notes to Consolidated Financial Statements.

Net service revenues increased by 21.6% to $518.1 million for the year 2018 compared to $426.0 million in 2017. Net service revenues increased primarily due to the acquisitions of Arcadia and Ambercare during the second quarter of 2018 and an increase in average billable census for personal care services in 2018 as compared to 2017. This increase in net service revenues was offset by a $9.7 million decrease in net service revenues as a result of our adoption of ASC 606. Under ASC 606 the majority of what historically was classified as provision for doubtful accounts under operating expenses is now treated as an implicit price concession factored into net service revenues. See Note 1 to the Notes to Consolidated Financial Statements for additional information.

Gross profit, expressed as a percentage of net service revenues, decreased to 26.7% for 2018, from 27.2% in 2017. The decrease was primarily due to our adoption of ASC 606, as described above, which resulted in a $9.7 million decrease in net service revenues. This decrease was offset by the acquisition of the relatively higher margin Ambercare business in the second quarter of 2018.

General and administrative expenses increased to $105.0 million as compared to $76.9 million for 2018 and 2017, respectively. The increase in general and administrative expenses was primarily due to acquisitions that resulted in an increase in administrative employee wages, taxes and benefit costs of $14.3 million, an increase in acquisition expenses of $2.9 million and an increase in rent expense of $1.9 million. General and administrative expenses, expressed as a percentage of net service revenues increased to 20.3% for 2018, from 18.1% in 2017. The increase was primarily due to our adoption of ASC 606, as described above, which resulted in a $9.7 million decrease in net service revenues and an increase in administrative employee wages, taxes and benefit costs.

Provision for doubtful accounts decreased by approximately $8.1 million to $0.3 million for 2018 compared to $8.4 million for the same period in 2017. The decrease was primarily due to our adoption of ASC 606 which resulted in a $8.0 million decrease in the provision for doubtful accounts as the majority of what historically was classified as provision for doubtful accounts under operating expenses is now treated as an implicit price concession factored into net service revenues.

Depreciation and amortization increased to $8.6 million from $6.7 million for the years ended December 31, 2018 and 2017, respectively, primarily due to the increase of intangible assets related to the fiscal year 2018 acquisitions.

Interest Income

Illinois law entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the statement of income caption, “Interest income.” For the year ended December 31, 2018, we received $2.3 million in prompt payment interest. For the year ended December 31, 2017, we did not receive any prompt payment interest. While we may be owed additional prompt payment interest, the amount, timing, and intent to provide such payments remains uncertain, and we will continue to recognize prompt payment interest income upon satisfaction of these constraints.

Interest Expense

Interest expense increased to $5.0 million from $4.5 million for the year ended December 31, 2018 as compared to December 31, 2017. The increases in interest expenses are primarily due to higher outstanding term loan balance under our credit facility in 2018 compared to 2017, offset by a write-off of the unamortized debt issuance costs in the amount of $1.3 million upon the termination of our Terminated Senior Secured Credit Facility on May 8, 2017. See Note 10 to the Notes to Consolidated Financial Statements for additional information.

Other Income

For the year ended December 31, 2017, other income of $0.2 million, consisted of income distributions received from the investments in joint ventures, which were sold on October 1, 2017. We accounted for this income in accordance with ASC Topic 325, “Investments—Other” and recognized the net accumulated earnings only to the extent distributed by the joint ventures on the date received.

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. For the years ended December 31, 2018 and 2017, our federal statutory rate was 21.0% and 35.0%, respectively. The effective income tax rate was 20.6% and 39.0% for the years ended December 31, 2018 and 2017, respectively. The difference between our federal statutory and effective income tax rates are principally due to the inclusion of state taxes and the use of federal employment tax credits.

Discontinued Operations

Effective March 1, 2013, we sold substantially all of the assets used in our 2013 Home Health Business as described in Part I, Item 1. Therefore, we have segregated the 2013 Home Health Business operating results and presented them separately as discontinued operations for all periods presented, see Note 5 to the Notes to Consolidated Financial Statements for additional information.

The table below summarizes the results of discontinued operations.

	2018	2017
	(Amounts In Thousands)
Net service revenues	$—	$—
Cost of service revenues	—	—
Gross profit	—	—
General and administrative expenses	(174)	(245)
Operating income from discontinued operations	174	245
Income tax	48	98
Net loss from discontinued operations	$126	$147

No revenues were recorded for the year ended December 31, 2018 or 2017 related to the 2013 Home Health Business due to the sale of the business. For the year ended December 31, 2018 and 2017, the earnings from discontinued operations represented our reduction of the Medicare indemnification reserve for the 2013 Home Health Business for periods no longer subject to audit. As of December 31, 2018, we have estimated no further billing adjustments for 2013 and 2012 which were previously subject to Medicare audits.

Results of Operations – Segments

The following tables and related analysis summarize our operating results and business metrics by segment:

Personal Care Segment

	For the Years Ended December 31,
	2018		2017 (3)		Change
Personal Care Segment	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
Operating Results
Net service revenues	$492,413	100.0%	$425,994	100.0%	$66,419	15.6%
Cost of services revenues	365,264	74.2	310,119	72.8	55,145	17.8
Gross profit	127,149	25.8	115,875	27.2	11,274	9.7
Provision for doubtful accounts	265	0.1	8,409	2.0	(8,144)	(96.8)
General and administrative expenses	44,463	9.0	35,655	8.4	8,808	24.7
Segment operating income	$82,421	16.7%	$71,811	16.9%	$10,610	14.8%

Business Metrics (Actual Numbers, Except Billable Hours in Thousands)
Average billable census(1)	37,597		35,343		2,254	6.4%
Billable hours(2)	26,934		23,833		3,101	13.0
Average billable hours per census per month	59		56		3	5.4
Billable hours per business day	103,195		91,664		11,531	12.6
Revenues per billable hour	$18.28		$17.86		$0.42	2.4%

Segment Revenue by Payor
State, local and other governmental programs	$286,787	58.2%	$273,525	64.2%
Managed care organizations	173,884	35.3	140,993	33.1
Private pay	20,060	4.1	8,739	2.1
Commercial insurance	6,190	1.3	2,737	0.6
Other	5,492	1.1	—	—
Total segment net service revenues	$492,413	100.0%	$425,994	100.0%

Segment Revenue by Significant States
Illinois	$233,990	47.5%	$224,257	52.6%
New York	65,117	13.2	37,588	8.8
New Mexico	58,914	12.0	58,360	13.7
All other states	134,392	27.3	105,789	24.9
Total segment net service revenues	$492,413	100.0%	$425,994	100.0%

(1)	Average billable census is the number of unique clients receiving a billable service during the year.
(2)	Billable hours is the total number of hours served to clients during a year.
(3)

For the year ended December 31, 2017, revenue, gross profit, provision for doubtful accounts, operating expenses, operating income from continuing operations, income tax expense, net income from continuing operations and net income have been updated to reflect the correction, as discussed in Note 2 to the Notes to Consolidated Financial Statements for additional information.

Net service revenues increased by 15.6% for the year ended December 31, 2018 compared to the year ended December 31, 2017. Net service revenues increased primarily as a result of a 13.0% increase in billable hours in the year ended December 31, 2018 as compared to the year ended December 31, 2017. The increases are primarily due to the acquisitions of Arcadia and Ambercare during the second quarter of 2018. In addition, net service revenues increased as a result of a 12.6% increase in billable hours and a 2.4% increase in revenues per billable hour in the year ended December 31, 2018 as compared to the year ended December 31, 2017. A significant amount of our net service revenues were derived from one payor client, the Illinois Department on Aging, which accounted for 31.0% and 36.5% of net service revenues for the years ended December 31, 2018 and 2017, respectively. These increases in net service revenues were offset by a $9.7 million decrease in net service revenues for the year ended December 31, 2018 as a result of our adoption of ASC 606. Under ASC 606 the majority of what historically was classified as provision for doubtful accounts under operating expenses is now treated as an implicit price concession factored into net service revenues. See Note 1 to the Notes to Consolidated Financial Statements for additional information.

Gross profit, expressed as a percentage of net service revenues, decreased from 27.2% for the year ended December 31, 2017 to 25.8% for the year ended December 31, 2018. The decrease was primarily due to our adoption of ASC 606, as described above, which resulted in a $9.7 million decrease in net service revenues for the year ended December 31, 2018.

Provision for doubtful accounts decreased by approximately $8.1 million to $0.3 million for the year ended December 31, 2018 compared to $8.4 million for the year ended December 31, 2017. The decrease was primarily due to our adoption of ASC 606 which resulted in a $8.0 million decrease in the provision for doubtful accounts for the year ended December 31, 2017, as the majority of what historically was classified as provision for doubtful accounts under operating expenses is now treated as an implicit price concession factored into net service revenues.

General and administrative expenses increased by approximately $8.8 million for the year ended December 31, 2018. The increase in general and administrative expenses was primarily due to acquisitions that resulted in a $6.4 million increase in administrative employee wages, taxes and benefit costs, a $1.2 million increase in commissions, and a $0.7 million increase in rent expenses for the year ended December 31, 2018.

Hospice Segment

	For the Years Ended December 31,
	2018
Hospice Segment	Amount	% of Segment Net Service Revenues
	(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$18,850	100.0%
Cost of services revenues	10,010	53.1
Gross profit	8,840	46.9
Provision for doubtful accounts	5	—
General and administrative expenses	3,737	19.9
Segment operating income	$5,098	27.0%

Business Metrics (Actual Numbers)
Admissions	1,061
Average daily census	528
Average length of stay	136
Patient days	128,819
Revenue per patient day	$146.33

Segment Revenue by Payor
Medicare	$17,652	93.6%
Managed care organizations	1,047	5.6
Other	151	0.8
Total segment net service revenues	$18,850	100.0%

Segment revenue by significant states
New Mexico	$18,850	100.0%
Total segment net service revenues	$18,850	100.0%

In the second quarter of 2018, with the completion of the acquisition of Ambercare, we began operating a hospice segment. Hospice generates net service revenues by providing care to patients with a life expectancy of six months or less and their families. Net service revenues from Medicare and managed care organizations accounted for 93.6% and 5.6% for the year ending December 31, 2018, respectively.

Gross profit, expressed as a percentage of net service revenues was 46.9% for the year ending December 31, 2018. General and administrative expenses, expressed as a percentage of net service revenues was 19.9% for the year ending December 31, 2018. The hospice segment’s general and administrative expenses primarily consist of administrative employee wages, taxes and benefit costs, rent, information technology and office expenses. The hospice segment’s operating income was $5.1 million for the year ending December 31, 2018.

Home Health Segment

	For the Years Ended December 31,
	2018
Home Health Segment	Amount	% of Segment Net Service Revenues
	(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$6,856	100.0%
Cost of services revenues	4,569	66.6
Gross profit	2,287	33.4
Provision for doubtful accounts	2	—
General and administrative expenses	1,543	22.6
Segment operating income	$742	10.8%

Business Metrics (Actual Numbers)
New admissions	1,757
Recertifications	1,443
Total volume	3,200
Visits	53,711

Segment Revenue by Payor
Medicare	$6,034	88.0%
Managed care organizations	752	11.0
Other	70	1.0
Total segment net service revenues	$6,856	100.0%

Segment revenue by significant states
New Mexico	$6,856	100.0%
Total segment net service revenues	$6,856	100.0%

On May 1, 2018, with the acquisition of Ambercare, we began operating a home health segment. Home health generates net service revenues by providing home health services on a short-term, intermittent or episodic basis to individuals, generally to treat an illness or injury. Net service revenues from Medicare and managed care organizations accounted for 88.0% and 11.0% for the year ending December 31, 2018, respectively.

Gross profit, expressed as a percentage of net service revenues was 33.4% for the year ending December 31, 2018. General and administrative expenses, expressed as a percentage of net service revenues was 22.6% for the year ending December 31, 2018. The home health segment’s general and administrative expenses consist of administrative employee wages, taxes and benefit costs, rent, information technology and office expenses. The home health segment’s operating income was $0.7 million for the year ending December 31, 2018.

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

The following table sets forth, for the periods indicated, our consolidated results of operations.

	2017 (3)		2016 (3)		Change
	Amount	Net Service Revenues	Amount	Net Service Revenues	Amount	%
	(Amounts In Thousands, Except Percentages)
Net service revenues	$425,994	100.0%	$400,929	100.0%	$25,065	6.3%
Cost of service revenues	310,119	72.8	294,593	73.5	15,526	5.3
Gross profit	115,875	27.2	106,336	26.5	9,539	9.0
General and administrative expenses	76,902	18.1	76,840	19.2	62	0.1
Gain on sale of assets	(2,467)	(0.6)	—	—	(2,467)	—
Depreciation and amortization	6,663	1.6	6,647	1.7	16	0.2
Provision for doubtful accounts	8,409	2.0	7,373	1.8	1,036	14.1
Total operating expenses	89,507	21.0	90,860	22.7	(1,353)	(1.5)
Operating income from continuing operations	26,368	6.2	15,476	3.9	10,892	70.4
Interest income	(66)	—	(2,812)	(0.7)	2,746	(97.7)
Interest expense	4,472	1.0	2,332	0.6	2,140	91.8
Total interest (income) expense, net	4,406	1.0	(480)	(0.1)	4,886	—
Other income	217	0.1	206	0.1	11	5.3
Income from continuing operations before income taxes	22,179	5.2	16,162	4.0	6,017	37.2
Income tax expense	8,645	2.0	4,099	1.0	4,546	110.9
Net income from continuing operations	13,534	3.2	12,063	3.0	1,471	12.2
Earnings from discontinued operations, net of tax	147	—	97	—	50	51.5
Net income	$13,681	3.2%	$12,160	3.0%	$1,521	12.5%

Business Metrics (Actual Numbers, Except Billable Hours in Thousands)
Average billable census (1)	35,343		33,944		1,399	4.1%
Billable hours (2)	23,833		23,088		745	3.2
Average billable hours per census per month	56		57		(1)	(1.8)
Billable hours per business day	91,664		88,460		3,204	3.6
Revenues per billable hour	$17.86		$17.35		$0.51	2.9%

(1)	Average billable census is the number of unique clients receiving a billable service during the year.
(2)	Billable hours is the total number of hours served to clients during a year.
(3)

For the years ended December 31, 2017 and 2016, revenue, gross profit, provision for doubtful accounts, operating expenses, operating income from continuing operations, income tax expense, net income from continuing operations and net income have been updated to reflect the correction, as discussed in Note 2 to the Notes to Consolidated Financial Statements for additional information.

Net service revenues from state, local and other governmental programs accounted for 64.2% and 70.5% of net service revenues for 2017 and 2016, respectively. Managed care organizations accounted for 33.1% and 26.0% of net service revenues in 2017 and 2016 respectively, with private and commercial payors accounting for the remainder of net service revenues. A significant amount of our net service revenues in 2017 and 2016 were derived from one payor client, Illinois Department on Aging, which accounted for 36.5% and 42.1% respectively, of our total net service revenues.

Net service revenues increased $25.1 million, or 6.3%, to $426.0 million for 2017 compared to $400.9 million for 2016. The increase was primarily due to a 4.1% increase in average billable census and a 2.9% increase in revenues per billable hour.

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

Interest Income

Illinois law entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the statement of income caption, “Interest income.” For the year ended December 31, 2017, we did not receive any prompt payment interest. For the year ended December 31, 2016, we received $2.8 million in prompt payment interest. While we may be owed additional prompt payment interest, the amount, timing, and intent to provide such payments remains uncertain, and we will continue to recognize prompt payment interest income upon satisfaction of these constraints.

Interest Expense

Interest expense increased to $4.5 million from $2.3 million for the year ended December 31, 2017 as compared to December 31, 2016. The increase was primarily due to the write-off of the unamortized debt issuance costs in the amount of $1.3 million upon the termination of our Terminated Senior Secured Credit Facility on May 8, 2017, as well as increased interest expense due to the higher outstanding term loan balance under our credit facility. See Note 10 to the Notes to Consolidated Financial Statements for additional information.

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

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. For the years ended December 31, 2017 and 2016, our federal statutory rate was 35.0 % and 35.0%, respectively. The effective income tax rate was 39.0 % and 25.5% for the years ended December 31, 2017 and 2016, respectively. The difference between our federal statutory and effective income tax rates are principally due to the inclusion of state taxes and the use of federal employment tax credits.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“Tax Reform Act”). The legislation significantly changed U.S. tax law by, among other things, lowering corporate income tax rates. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35.0% to a flat 21.0% rate, effective January 1, 2018. Our effective income tax rate increased by approximately 5.3% in 2017 due to the revaluation of our deferred tax assets and a valuation allowance as a result of the elimination of a performance-based equity exception in calculating the $1.0 million limitation for 162(m) under the Tax Reform Act.

Discontinued Operations

Effective March 1, 2013, we sold substantially all of the assets used in our 2013 Home Health Business as described in Part I, Item 1. Therefore, we have segregated the 2013 Home Health Business operating results and presented them separately as discontinued operations for all periods presented, see Note 5 to the Notes to Consolidated Financial Statements for additional information.

The table below summarizes the results of discontinued operations.

	2017	2016
	(Amounts In Thousands)
Net service revenues	$—	$—
Cost of service revenues	—	—
Gross profit	—	—
General and administrative expenses	(245)	(163)
Operating income from discontinued operations	245	163
Income tax	98	66
Net loss from discontinued operations	$147	$97

No revenues were recorded for the year ended December 31, 2017 or 2016 related to the 2013 Home Health Business due to the sale of the business. For the year ended December 31, 2017 and 2016, the earnings from discontinued operations represented our reduction of the Medicare indemnification reserve for the 2013 Home Health Business sold for periods no longer subject to audit.

Liquidity and Capital Resources

Our primary sources of liquidity are cash from operations and borrowings under our credit facility. During the year ending December 31, 2018, we received cash proceeds from the issuance and sale of shares of common stock of Holdings in our secondary public offering as described below under “Secondary Offering”. As described below under “Senior Secured Credit Facility”, we entered into a credit agreement on May 8, 2017 that replaced our Terminated Senior Secured Credit Facility. As described below under “Amended and Restated Senior Secured Credit Facility”, we amended and restated our Existing Credit Agreement on October 31, 2018. At December 31, 2018 and 2017, we had cash balances of $70.4 million and $53.8 million, respectively.

During the year ending December 31, 2018, we drew a total of approximately $60.4 million on our delayed draw term loan under our credit facility to fund the acquisitions of Ambercare and Arcadia. As of December 31, 2018, the term loan was paid in full in connection with the New Credit Agreement entered into during the fourth quarter of 2018, as discussed below.

As of December 31, 2018, we had a total of $20.0 million revolving credit loans outstanding on our credit facility. After giving effect to the amount drawn on our credit facility, approximately $10.8 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA, we had $142.9 million available for borrowing under our credit facility.

As of December 31, 2017, we had a total of $44.4 million outstanding on our credit facility. After giving effect to the amount drawn on our credit facility, approximately $11.8 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA, we had $105.1 million available for borrowing under our credit facility.

Cash flows from operating activities represent the inflow of cash from our payor clients and the outflow of cash for payroll and payroll taxes, operating expenses, interest and taxes. Due to its revenue deficiencies as well as budget and financing issues, from time to time the state of Illinois has reimbursed us on a delayed basis with respect to our various agreements including with our largest payor, the Illinois Department on Aging. The open receivable balance from the state of Illinois decreased by $13.6 million from $37.9 million as of December 31, 2017 to $24.3 million as of December 31, 2018.

The Illinois Department on Aging’s payments for non-Medicaid consumers have been delayed in the past and may continue to be delayed in the future due to budget disputes. The state of Illinois did not adopt comprehensive budgets for fiscal years 2016 or 2017, ending June 30, 2016 and June 30, 2017, respectively. On July 6, 2017, the state of Illinois passed a budget for state fiscal year 2018, which began on July 1, 2017, authorizing the Illinois Department on Aging to pay for our services rendered to non-Medicaid consumers in prior fiscal years. As of December 31, 2018, we have received substantially all such payments. On June 4, 2018, the state of Illinois passed a budget for state fiscal year 2019, which began on July 1, 2018.

There remains uncertainty surrounding the state of Illinois’ future year budgets. If future budgets are not enacted timely, payments from the state of Illinois could be delayed in the future. The delays could adversely impact our liquidity and result in the need to increase borrowings under our credit facility or cause us to pursue other liquidity options.

In December 2014, the Chicago City Council passed an ordinance that will raise the minimum wage for Chicago workers to $13 per hour by July of 2019, with increases up to $1 per hour effective on July 1 of each year. The rate is $12 per hour effective July 1, 2018. The wage increase in 2016 did not have a material impact on us because of our existing wage scale. The 2017 wage increase was offset by a reimbursement rate increase. In the budget process for the 2019 fiscal year, a similar provision was proposed but was not included in the final budget. We believe that there is legislative support for a reimbursement rate increase and anticipate that an increase to offset the wage increase could be passed in the first half of 2019. Our financial performance will be impacted in quarters for which a reimbursement rate increase is not in effect.

Amended and Restated Senior Secured Credit Facility

On October 31, 2018, we amended and restated our Existing Credit Agreement, as hereinafter defined (the “New Credit Agreement,” and together with the Existing Credit Agreement, our “credit facility”) with certain lenders and Capital One, National Association as a lender and swing line lender and as agent for all lenders. This amended and restated credit facility totals $269.6 million, inclusive of a $250.0 million revolving loan and a $19.6 million delayed draw term loan, and amends and restates our existing senior secured credit facility totaling $250.0 million. The maturity of this amended and restated credit facility is May 8, 2023, with borrowing under the delayed draw term loan available until June 30, 2019, as extended pursuant to the consent letter, dated January 30, 2019, executed by the Required Lenders (as defined in the New Credit Agreement). Interest on our amended and restated credit facility may be payable at (x) the sum of (i) an applicable margin ranging from 0.75% to 1.50% based on the applicable senior net leverage ratio plus (ii) a base rate equal to the greatest of (a) the rate of interest last quoted by The Wall Street Journal as the “prime rate,” (b) the sum of the federal funds rate plus a margin of 0.50% and (c) the sum of the adjusted LIBOR that would be applicable to a loan with an interest period of one month advanced on the applicable day (not to be less than 0.00%) plus a margin of 1.00% or (y) the sum of (i) an applicable margin ranging from 1.75% to 2.50% based on the applicable senior net leverage ratio plus (ii) the offered rate per annum for similar dollar deposits for the applicable interest period that appears on Reuters Screen LIBOR01 Page (not to be less than zero). Swing loans may not be LIBOR loans. The availability of additional draws under this amended and restated credit facility is conditioned, among other things, upon (after giving effect to such draws) the Total Net Leverage Ratio (as defined in the New Credit Agreement) not exceeding 3.75:1.00. In certain circumstances, in connection with a Material Acquisition (as defined in the New Credit Agreement), we can elect to increase our Total Net Leverage Ratio (as defined in the New Credit Agreement) compliance covenant to 4.25:1.00 for the then current fiscal quarter and the three succeeding fiscal quarters. In connection with this amended and restated credit facility, we incurred approximately $1.1 million of debt issuance costs.

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

The New Credit Agreement contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The New Credit Agreement also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum Interest Coverage Ratio (as defined in the New Credit Agreement), a requirement to stay below a maximum Total Net Leverage Ratio (as defined in the New Credit Agreement) and a requirement to stay below a maximum permitted amount of capital expenditures, as well as restrictions on guarantees, indebtedness, liens, investments and loans, subject to customary carve outs, a restriction on dividends (provided that Addus HealthCare may make distributions to us in an amount that does not exceed $7.5 million in any year absent of an event of default, plus limited exceptions for tax and administrative distributions), a restriction on the ability to consummate acquisitions under our credit facility if we exceed certain Total Net Leverage Ratio (as defined in the New Credit Agreement) thresholds without the consent of the lenders, restrictions on mergers, dispositions of assets, and affiliate transactions, and restrictions on fundamental changes and lines of business.

During the year ended December 31, 2018, we drew a total of approximately $60.4 million of delayed draw term loans under our credit facility to fund the acquisitions of Ambercare and Arcadia. As of December 31, 2018, we had a total of $20.0 million of revolving loans outstanding on our credit facility with an interest rate of 4.35%.

Senior Secured Credit Facility

Prior to October 31, 2018, we were a party to a credit agreement (the “Existing Credit Agreement”) with certain lenders and Capital One, National Association, as a lender and swing lender and as agent for all lenders. This credit facility totaled $250.0 million, replaced our previous senior secured credit facility totaling $125.0 million (“Terminated Senior Secured Credit Facility”), and terminated the Second Amended and Restated Credit and Guaranty Agreement, dated as of November 10, 2015, as modified by the May 24, 2016 amendment (as amended, the “Terminated Senior Secured Credit Agreement”), between us, certain lenders and Fifth Third Bank, as agent, which evidenced the Terminated Senior Secured Credit Facility. The credit facility included a $125.0 million revolving loan, a $45.0 million term loan and an $80.0 million delayed draw term loan.

On October 31, 2018, we repaid in full the outstanding debt balance of $102.6 million together with accrued interest of $0.5 million and amended and restated the Existing Credit Agreement.

Secondary Offering

On August 20, 2018, we, together with Eos Capital Partners III, L.P. (the “Selling Stockholder”) completed a secondary public offering of an aggregate 2,100,000 shares of common stock, par value $0.001 per share at a purchase price per share to the public of $59.00 (the “Public Offering Price”). Pursuant to the terms and conditions of the Underwriting Agreement, 1,075,267 shares of common stock were issued and sold by us (the “Primary Shares”) and 1,024,733 shares of Common Stock were sold by the Selling Stockholder (the “Secondary Shares”). Net proceeds of approximately $59.1 million were received by us from the sale of 1,075,267 Primary Shares. On August 22, 2018, the underwriters exercised their full over-allotment option in connection with the offering and, as a result, we issued and sold an additional 315,000 shares of common stock to the underwriters at the Public Offering Price, less the underwriting discount. The over-allotment resulted in additional net proceeds to us of approximately $17.5 million. We used the proceeds received from this offering for general corporate purposes, and to pay down the $102.6 million of our delayed term loan discussed above in connection with the amendment and restatement of our credit facility. We did not receive any of the proceeds from the sale of the Secondary Shares. The secondary offering resulted in an increase to additional paid in capital of approximately $76.6 million, net of issuance costs of $5.4 million, on our Consolidated Balance Sheets at December 31, 2018.

Cash Flows

The following table summarizes historical changes in our cash flows for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
	(Amounts in Thousands)
Net cash provided by (used in) operating activities	$33,203	$52,771	$(743)
Net cash used in investing activities	(67,789)	(24,268)	(21,738)
Net cash provided by financing activities	51,238	17,238	26,390

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Net cash provided by operating activities was $33.2 million for the year ended December 31, 2018, compared to $52.8 million for the same period in 2017. For the year ended December 31, 2017, the state of Illinois passed a budget on July 6, 2017, which resulted in significant receipts on accounts receivable for services previously provided. During the year ended December 31, 2018, we received timely payments on receivables from the state of Illinois.

Net cash used in investing activities was $67.8 million for the year ended December 31, 2018, compared to $24.3 million for the year ended December 31, 2017. Our investing activities for the year ended December 31, 2018 consisted of $39.6 million for the acquisition of Ambercare, net of cash acquired of $12.0 million, $18.9 million for the acquisition of Arcadia, $3.3 million for the acquisition of LifeStyle and $3.4 million in purchases of property and equipment primarily related to investments in our technology infrastructure. Our investing activities for the year ended December 31, 2017 consisted of $2.6 million in proceeds from the sale of three adult day services centers, $1.1 million in proceeds from the sale of investments in joint ventures, $22.4 million for the acquisition of Options Home Care, net of cash acquired, $1.9 million for the acquisition of Sun Cities, net of cash acquired, and $3.6 million in purchases of property and equipment primarily related to new office space and investments in our technology infrastructure.

Net cash provided by financing activities was $51.2 million for the year ended December 31, 2018 as compared to $17.2 million for the year ended December 31, 2017. Our financing activities for the year ended December 31, 2018 were from net proceeds from our secondary offering of $76.6 million, borrowings of $60.4 million on the delayed draw term loan portion of our credit facility to fund the acquisitions of Arcadia and Ambercare, $104.9 million of payments on our term loan portion of the credit facility, $20.0 million borrowing on the revolver, $1.0 million in payments on capital lease obligations and $1.0 in cash received from the exercise of stock options. Our financing activities for the year ended December 31, 2017 were borrowings of $45.0 million and subsequent repayments of $0.6 million on the term loan portion of our credit facility, $30.0 million in draws and subsequent repayments on the revolver portion of our credit facility, $20.0 million in draws and subsequent repayments on the revolver portion of our Terminated Senior Secured Credit Facility, $24.1 million of payments on the term loan portion of our Terminated Senior Secured Credit Facility, $1.2 million in cash received from exercise of stock options, $2.9 million payment for debt issuance costs under our credit facility, and $1.4 million of payments on capital lease obligations.

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

Net cash used in investing activities was $24.3 million for the year ended December 31, 2017, compared to $21.7 million for the year ended December 31, 2016. Our investing activities for the year ended December 31, 2017 consisted of $2.6 million in proceeds from the sale of three adult day services centers, $1.1 million in proceeds from the sale of investments in joint ventures, $22.4 million for the acquisition of Options Home Care, net of cash acquired, $1.9 million for the acquisition of Sun Cities, net of cash acquired, and $3.6 million in purchases of property and equipment primarily related to new office space and investments in our technology infrastructure. Our investing activities for the year ended December 31, 2016 were $20.0 million for the acquisition of South Shore as described in Note 6 to the Notes to Consolidated Financial Statements and $1.7 million in purchases of property and equipment related to new office space and investments in our technology infrastructure.

Net cash provided by financing activities was $17.2 million for the year ended December 31, 2017 as compared to $26.4 million for the year ended December 31, 2016. Our financing activities for the year ended December 31, 2017 were borrowings of $45.0 million and subsequent repayments of $0.6 million on the term loan portion of our credit facility, $30.0 million in draws and subsequent repayments on the revolver portion of our credit facility, $20.0 million in draws and subsequent repayments on the revolver portion of our Terminated Senior Secured Credit Facility, $24.1 million of payments on the term loan portion of our Terminated Senior Secured Credit Facility, $1.2 million in cash received from exercise of stock options, $2.9 million payment for debt issuance costs under our credit facility, and $1.4 million of payments on capital lease obligations. Our financing activities for the year ended December 31, 2016 were $52.0 million in draws on our credit facility to fund on-going operations and the acquisition of South Shore, a full repayment of the revolving portion of our credit facility in the amount of $27.0 million and $0.9 million payments on the term loan portion of our credit facility. Our financing activities also included $1.2 million of payments on capital lease obligations, $3.0 million of cash received for the exercise of employee stock options, $1.1 million of excess tax benefit from exercise of stock options, $0.5 million payment for debt issuance costs and a $0.1 million payment for the contingent earn-out obligation related to our December 1, 2013 acquisition of Coordinated Home Health Care, LLC.

Outstanding Accounts Receivable

Gross accounts receivable as of December 31, 2018 and 2017 were $108.7 million and $104.3 million, respectively. Outstanding accounts receivable, net of the allowance for doubtful accounts, increased by $15.1 million as of December 31, 2018 as compared to December 31, 2017. The increase in net accounts receivable was primarily due to accounts receivable acquired from our Arcadia and Ambercare acquisitions in the second quarter of 2018.

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

In 2018, subsequent adjustments that are determined to be the result of an adverse change in the payor’s ability to pay are recognized as provision for doubtful accounts with the adoption of ASC 606-10. We recorded $9.7 million as a reduction to revenue that would have been recorded as provision for doubtful accounts for the year ended December 31, 2018. Our collection procedures include review of account aging and direct contact with our payors. We have historically not used collection agencies. An uncollectible amount is written off to the allowance account after reasonable collection efforts have been exhausted.

We calculate our days sales outstanding (“DSO”) by taking the accounts receivable outstanding net of the allowance for doubtful accounts divided by the total net service revenues for the last quarter, multiplied by the number of days in that quarter. Our DSOs were 71, 77 and 107 days at December 31, 2018, 2017 and 2016, respectively. The DSOs for our largest payor, the Illinois Department on Aging, at December 31, 2018, 2017 and 2016 were 55, 75 and 152 days, respectively. We may not receive payments on a consistent basis in the near term and our DSOs and the DSO for the Illinois Department on Aging may increase despite the state of Illinois’s enactment of state budget for fiscal years 2018 and 2019.

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

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

Revenue Recognition

On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. We adopted the standard using the modified retrospective approach and did not record a cumulative catch-up adjustment as the timing and measurement of revenue for our customers is similar to its prior revenue recognition model. However, the majority of what historically was classified as provision for doubtful accounts under operating expenses is now treated as an implicit price concession factored into net service revenues. We recorded $9.7 million for the year ended December 31, 2018 as a reduction to revenue that would have been recorded as provision for doubtful accounts under the prior revenue recognition guidance.

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

Hospice Revenue

We generate net service revenues from providing hospice services to consumers who are terminally ill and as well as for families. Net service revenues are recognized as services are provided and costs for delivery of such services are incurred. The estimated payment rates are daily rates for each of the levels of care we deliver. Hospice companies are subject to two specific payment limit caps under the Medicare program each federal fiscal year, the inpatient cap and the aggregate cap. The aggregate cap limits the amount of Medicare reimbursement a hospice may receive, based on the number of Medicare patients served. For the year ended December 31, 2018, we were below the payment limits and did not record a cap liability.

Home Health Revenue

We also generate net service revenues from providing home healthcare services directly to consumers mainly under contracts with Medicare and managed care organizations. Generally, these contracts, which are negotiated based on current contracting practices as appropriate for the payor, establish the terms of a relationship and set the broad range of terms for services to be performed on an episodic basis at a stated rate. Home health Medicare services are paid under the Medicare Home Health Prospective Payment System (“HHPPS”), which is based on a 60-day episode of care. The HHPPS permits multiple, continuous episodes per patient. Medicare payment rates for episodes under HHPPS vary based on the severity of the patient’s condition as determined by assessment of a patient’s Home Health Resource Group score. We elect to use the same 60-day length of episode that Medicare recognizes as standard but accelerates revenue upon discharge to align with a patient’s episode length if less than the expected 60-days, which depicts the transfer of services and related benefits received by the patient over the term of the contract necessary to satisfy the obligations. We recognize revenue based on the number of days elapsed during an episode of care within the reporting period. We satisfy our performance obligations as consumers receive and consume the benefits provided by us as the services are performed. As we have a right to consideration from Medicare commensurate with the services provided to customers from the performance completed over a given episodic period, we have elected to use the practical expedient for measuring progress toward satisfaction of performance obligations. Under this method recognizing revenue ratably over the episode based on beginning and ending dates is a reasonable proxy for the transfer of benefit of the service.

Accounts Receivable and Allowance for Doubtful Accounts

We are paid for our services primarily by federal, state and local agencies under Medicaid programs, managed care organizations, commercial insurance companies and private consumers. While our accounts receivable are uncollateralized, our credit risk is somewhat limited due to the significance of governmental payors to our results of operations. Laws and regulations governing the governmental programs in which we participate are complex and subject to interpretation. Amounts collected may be different than amounts billed due to client eligibility issues, insufficient or incomplete documentation, services at levels other than authorized and other reasons unrelated to credit risk.

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

In 2018, subsequent adjustments that are determined to be the result of an adverse change in the payor’s ability to pay are recognized as provision for doubtful accounts with the adoption of ASU 2014-09, Revenue from Contracts with Customers. We adopted the standard using the modified retrospective approach and did not record a cumulative catch-up adjustment as the timing and measurement of revenue was consistent with its prior revenue recognition model. However, the majority of what historically was classified as provision for doubtful accounts under operating expenses is now treated as an implicit price concession factored into net service revenues. We recorded $9.7 million for the year ended December 31, 2018 as a reduction to revenue that would have been recorded as provision for doubtful accounts under the prior revenue recognition guidance. As of December 31, 2018 and 2017, the allowance for doubtful accounts balance was $0.7 million and $10.5 million, which is included in the account receivable, net of allowances on our Consolidated Balance Sheets.

Goodwill

Our carrying value of goodwill is the excess of the purchase price over the fair value of the net assets acquired from various acquisitions. In accordance with ASC Topic 350, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite useful lives are not amortized. We test goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. We may use a qualitative test, known as “Step 0,” or a two-step quantitative method to determine whether impairment has occurred. In Step 0, we can elect to perform an optional qualitative analysis and based on the results skip the two-step analysis. Additionally, it is our policy to update the fair value calculation of our reporting units and perform the quantitative goodwill impairment test on a periodic basis. For the year ended December 31, 2018, we performed the quantitative analysis to evaluate whether an impairment occurred. In 2017 and 2016, we elected to implement Step 0 and were not required to conduct the remaining two-step analysis. Based on the totality of the information available, we concluded that it was more likely than not that the estimated fair values were greater than the carrying values of the reporting units, and as such, no further analysis was required. We concluded that there were no impairments for the years ended December 31, 2018, 2017 or 2016. As of December 31, 2018 and 2017, goodwill was $135.4 million and $90.3, respectively, included in our Consolidated Balance Sheets.

Intangible Assets

Our identifiable intangible assets consist of customer and referral relationships, trade names, trademarks, state licenses and non-compete agreements. We use various valuation techniques to determine initial fair value of our intangible assets, including relief-from-royalty, income approach, discounted cash flow analysis, and multi-period excess earnings, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Under these valuation approaches, we are required to make estimates and assumptions about future market growth and trends, forecasted revenue and costs, expected periods over which the assets will be utilized, appropriate discount rates and other variables. We base our fair value estimates on assumptions we believe to be reasonable but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

Amortization is computed using straight-line and accelerated methods based upon the estimated useful lives of the respective assets, which range from three to twenty-five years and assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We would recognize an impairment loss when the estimated future non-discounted cash flows associated with the intangible asset is less than the carrying value. An impairment charge would then be recorded for the excess of the carrying value over the fair value. We estimate the fair value of these intangible assets using the income approach. In accordance with ASC Topic 350, Goodwill and Other Intangible Assets, intangible assets with indefinite useful lives are not amortized. We test intangible assets with indefinite useful lives for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. No impairment charge was recorded for the years ended December 31, 2018, 2017 or 2016. As of December 31, 2018 and 2017, intangibles, net of accumulated depreciation and amortization was $23.0 million and $16.6 million, respectively, included in our Consolidated Balance Sheets.

Workers’ Compensation Program

Our workers’ compensation insurance program has a $0.4 million deductible component. We recognize our obligations associated with this program in the period the claim is incurred. The cost of both the claims reported and claims incurred but not reported, up to the deductible, have been accrued based on historical claims experience, industry statistics and an actuarial analysis performed by an independent third party. We monitor our claims quarterly and adjust our reserves accordingly. These costs are recorded primarily as the cost of services on the Consolidated Statements of Income. As of December 31, 2018 and 2017, we recorded $15.2 million and $12.6 million, respectively, in accrued workers’ compensation insurance. The accrued workers’ compensation insurance is included in accrued expenses on our Consolidated Balance Sheets. As of December 31, 2018 and 2017, we recorded $1.7 million and $0.5 million, respectively, in workers’ compensation insurance recovery receivables. The workers’ compensation insurance recovery receivable is included in prepaid expenses and other current assets on our Consolidated Balance Sheets.

Interest Income

Illinois law entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the statement of income caption, “Interest income.” For the years ended December 31, 2018 and December 31, 2016, we received $2.3 million and $2.8 million, respectively, in prompt payment interest. For the year ended December 31, 2017, we did not receive any prompt payment interest. While we may be owed additional prompt payment interest in the future, the amount, timing and intent to provide receipt of such payments remains uncertain, and we will continue to recognize prompt payment interest income upon satisfaction of these constraints.

Income Tax Expense

We account for income taxes under the provisions of ASC Topic 740, Income Taxes. The objective of accounting for income taxes is to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns Deferred taxes, resulting from differences between the financial and tax basis of our assets and liabilities, are also adjusted for changes in tax rates and tax laws when changes are enacted. ASC Topic 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. ASC Topic 740 also prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. In addition, ASC Topic 740 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions.

We recognize interest and penalties accrued related to uncertain tax positions in interest expense and penalties within operating expenses on our Consolidated Statements of Income.

Stock-based Compensation

We currently have one stock incentive plan, the 2017 Omnibus Incentive Plan (the “2017 Plan”), under which new grants of stock-based employee compensation are made. We account for stock-based compensation in accordance with ASC Topic 718, Stock Compensation. Compensation expense is recognized, net of estimated forfeitures, on a straight-line basis under the 2017 Plan over the vesting period of the equity awards based on the grant date fair value of the options and restricted stock awards. Beginning January 1, 2017, we began utilizing the Black-Scholes Option Pricing Model to value our options, as we believe it is a more widely accepted and understood valuation model. Prior to January 1, 2017, we utilized the Enhanced Hull-White Trinomial Model to value our options. The determination of the fair value of stock-based payments utilizing the Black-Scholes Model and the Enhanced Hull-White Trinomial Model is affected by our stock price and a number of assumptions, including expected volatility, risk-free interest rate, expected term, expected dividends yield, expected forfeiture rate, expected turn-over rate and the expected exercise multiple.

Recent Accounting Pronouncements

Refer to Note 1 to the Notes to Consolidated Financial Statements for further discussion.

Contractual Obligations and Commitments

We had outstanding letters of credit of $10.8 million at December 31, 2018. These standby letters of credit benefit our third-party insurer for our high deductible workers’ compensation insurance program. The amount of the letters of credit is negotiated annually in conjunction with the insurance renewals. We anticipate our commitment could increase as we continue to grow our business.

The following table summarizes our cash contractual obligations as of December 31, 2018:

		Less than	1-2	3-4	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(Amounts in Thousands)
Revolving loan under the amended and restated credit facility, 4.52% due 2023	$20,000	$—	$—	$20,000	$—
Interest payable on revolving loan (1)	7,887	1,994	3,521	2,372	—
Capital leases	86	67	19	—	—
Operating leases	20,543	6,374	8,280	4,507	1,382
Total Contractual Obligations	$48,516	$8,435	$11,820	$26,879	$1,382

(1)

As described in Note 10 to the Notes to Consolidated Financial Statements, interest on borrowings under the revolving loan are variable. The calculated interest payable amounts above use actual rates available through January 2019 and assumes the January rate of 4.52% for all future interest payable.

Impact of Inflation

Inflation in the past several years in the United States has been modest, but recently there have been indications of inflation in the U.S. economy and elsewhere and some market forecasts indicate an expectation of increased inflation in the near to intermediate term. Future inflation would have mostly negative impacts on our business. Rising price levels might allow us to increase our fees to private pay clients, but would cause our operating costs, particularly the wages we pay our caregivers, to increase. Further, our ability to realize rate increases from government programs might be limited despite inflation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. As of December 31, 2018, we had outstanding borrowings of approximately $20.0 million on our credit facility, all of which was subject to variable interest rates. As of December 31, 2017, we had outstanding borrowings of approximately $44.4 million on our credit facility, all of which was subject to variable interest rates. If the variable rates on this debt were 100 basis points higher than the rate applicable to the borrowing during the year ended December 31, 2018, our net income would have decreased by $0.6 million, or $0.05 per diluted share. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements together with the related Notes to Consolidated Financial Statements and the report of our independent registered public accounting firm, are set forth on the pages indicated in Part IV, Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2018 due to the material weakness in internal control over financial reporting described below in “Management’s Report on Internal Control over Financial Reporting.”

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded our internal control over financial reporting was not effective as of December 31, 2018 because of the following material weakness identified during management’s assessment:

As part of our system of controls related to the review and approval of hours worked and billed, we were unable to rely on internal controls within the software provided by our preferred electronic visit verification (“EVV”) vendor because that vendor has not provided a third party attestation report with regard to those internal controls, which, in part because of the growth of our Company and the migration to EVV, we now believe is necessary. Our existing review controls did not have a sufficient level of precision to compensate for this deficiency. However, we believe that the financial statements included in this annual report fairly present in all material respects our financial condition, results of operations, and cash flows for the periods presented.

To remediate this issue, we have held discussions with our EVV vendor and received assurances that it will deliver a Service Organization Control 1 Type 2 (“SOC 1 Type 2”) report with respect to 2019. We will monitor progress toward that delivery and, if necessary, consider alternative arrangements. In addition, we are reviewing related existing controls to consider additional and modified controls to increase our level of precision to further strengthen the control environment without regard to whether we obtain the SOC 1 Type 2 report from our EVV vendor.

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

Under SEC guidance, companies are allowed to exclude acquisitions from their first assessment of internal control over financial reporting which covers the period in which such acquisition is completed. Management’s assessment of the effectiveness of our internal control over financial reporting excluded LifeStyle, Arcadia and Ambercare, which were acquired on January 1, 2018, April 1, 2018 and May 1, 2018, respectively. Lifestyle represented 1.1% of our revenues and 0.0% of our operating income, respectively, for the year ended December 31, 2018. Arcadia represented 6.3% of our revenues and 8.2% of our operating income, respectively, for the year ended December 31, 2018. Ambercare represented 7.1% of our revenues and 20.5% of our operating income, respectively, for the year ended December 31, 2018.

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

Except as mentioned above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Addus HomeCare Corporation

Opinion on Internal Control over Financial Reporting

We have audited Addus HomeCare Corporation’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives on the control criteria, Addus HomeCare Corporation and subsidiaries (the Company) has not maintained effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to the Company’s process to review and approve hours worked and billed.

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Lifestyle Options, Inc., Arcadia Home Care & Staffing and Ambercare Corporation, which were acquired on January 1, 2018, April 1, 2018 and May 1, 2018, respectively. Lifestyle Options, Inc. represented 1.1% of the Company’s revenues and 0.0% of the Company’s operating income, respectively, for the year ended December 31, 2018. Arcadia Home Care & Staffing represented 6.3% of the Company’s revenues and 8.2% of the Company’s operating income, respectively, for the year ended December 31, 2018. Ambercare represented 7.1% of the Company’s revenues and 20.5% of the Company’s operating income, respectively, for the year ended December 31, 2018.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report dated March 15, 2019, which expressed an unqualified opinion thereon.

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

March 15, 2019

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K as we intend to file our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders pursuant to Regulation 14A of the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the 2019 Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2018.

We have adopted a Code of Conduct that is applicable to all of our employees, officers and members of our Board of Directors, and our subsidiaries. A copy of the current version of our Code of Conduct is available in the Investors—Corporate Governance section of our internet website at http://www.addus.com/index.htm. A copy of the Code of Conduct is also available in print, free of charge, to any stockholder who requests it by writing to Addus HomeCare Corporation, 6801 Gaylord Parkway, Suite 110, Frisco, TX 75034. We intend to post amendments to or waivers, if any, from our Code of Conduct at this location on our website, in each case to the extent such amendment or waiver would otherwise require the filing of a Current Report on Form 8-K pursuant to Item 5.05 thereof.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the 2019 Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2018.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the 2019 Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2018.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the 2019 Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2018.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the 2019 Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2018.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

10.26

Credit Agreement, dated as of May   8, 2017, by and among Addus Healthcare, Inc., as the Borrower, the other parties from time to time a party thereto, and Capital One, National Association, as a Lender and Swing Lender and as Agent for all Lenders, Suntrust Bank, as Documentation Agent, Bank of the West, Compass Bank, Fifth Third Bank and JPMorgan Chas Bank, N.A., as Co-Syndication Agents, the other financial institutions party thereto, as Lenders, Capital One, National Association, Bank of the West, Compass Bank, Fifth Third Bank and JPMorgan Chas Bank, N.A. and Suntrust Robinson Humphrey as Joint Lead Arrangers and Capital One, National Association, as Sole Bookrunner (filed on May  9, 2017 as Exhibit 10.3 to Addus HomeCare Corporation’s Quarterly Report on Form 10-Q (File No.  001-34504) and incorporated by reference herein).

10.27

Addus HomeCare Corporation’s 2017 Omnibus Incentive Plan, effective as of April  27, 2017 (filed on June   16, 2017 as Exhibit 10.1 to Addus HomeCare Corporation’s Current Report on Form 8-K (File No.  001-34504) and incorporated by reference herein).*

10.28

Form of Nonqualified Stock Option Award Agreement pursuant to the 2017 Omnibus Incentive Plan. (filed on March 14, 2018 as Exhibit 10.28 to Addus HomeCare Corporation’s Annual Report on Form 10-K (File No. 001-34504) and incorporated by reference herein).*

10.29

Form of Restricted Stock Award Agreement pursuant to the 2017 Omnibus Incentive Plan. (filed on March 14, 2018 as Exhibit 10.29 to Addus HomeCare Corporation’s Annual Report on Form 10-K (File No. 001-34504) and incorporated by reference herein).*

10.30

Amended and Restated Employment and Non-Competition Agreement, dated April   25, 2017, by and between Addus HealthCare, Inc. and R. Dirk Allison (filed on August  8, 2017 as Exhibit 10.2 to Addus HomeCare Corporation’s Quarterly Report on Form 10-Q (File No.  001-34504) and incorporated by reference herein).*

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

10.39

Amended and Restated Credit Agreement by and among Addus HealthCare, Inc., as borrower, the Company, the other Credit Parties party thereto, the Lenders and L/C Issuers party thereto, and Capital One, National Association, as administrative agent (filed on August 11, 2018 as Exhibit 10.2 to Addus HomeCare Corporation’s Quarterly Report on Form 10-Q (File No. 001-34504) and incorporated by reference herein).

10.40

Second Amended and Restated Employment and Non-Competition Agreement, dated November 5, 2018, by and between Addus HealthCare, Inc. and R. Dirk Allison (filed on August 11, 2018 as Exhibit 10.3 to Addus HomeCare Corporation’s Quarterly Report on Form 10-Q (File No. 001-34504) and incorporated by reference herein). *

10.41

Second Amended and Restated Employment and Non-Competition Agreement, dated November 5, 2018, by and between Addus HealthCare, Inc. and Brian Poff (filed on August 11, 2018 as Exhibit 10.4 to Addus HomeCare Corporation’s Quarterly Report on Form 10-Q (File No. 001-34504) and incorporated by reference herein). *

10.42

Second Amended and Restated Employment and Non-Competition Agreement, dated November 5, 2018, by and between Addus HealthCare, Inc. and James Zoccoli (filed on August 11, 2018 as Exhibit 10.5 to Addus HomeCare Corporation’s Quarterly Report on Form 10-Q (File No. 001-34504) and incorporated by reference herein). *

10.43

Second Amended and Restated Employment and Non-Competition Agreement, dated November 5, 2018, by and between Addus HealthCare, Inc. and Darby Anderson (filed on August 11, 2018 as Exhibit 10.6 to Addus HomeCare Corporation’s Quarterly Report on Form 10-Q (File No. 001-34504) and incorporated by reference herein). *

10.44

Second Amended and Restated Employment and Non-Competition Agreement, dated November 5, 2018, by and between Addus HealthCare, Inc. and W. Bradley Bickham (filed on August 11, 2018 as Exhibit 10.7 to Addus HomeCare Corporation’s Quarterly Report on Form 10-Q (File No. 001-34504) and incorporated by reference herein). *

10.45

Amended and Restated Employment and Non-Competition Agreement, dated November 5, 2018, by and between Addus HealthCare, Inc. and Laurie Manning (filed on August 11, 2018 as Exhibit 10.8 to Addus HomeCare Corporation’s Quarterly Report on Form 10-Q (File No. 001-34504) and incorporated by reference herein). *

10.46

Amended and Restated Credit Agreement, dated as of October 31, 2018, by and among Addus HealthCare, Inc., as borrower, the Company, the other Credit Parties party thereto, the Lenders and L/C Issuers party thereto, and Capital One, National Association, as administrative agent (filed on November 8, 2018 as Exhibit 10.2 to Addus HomeCare Corporation’s Current Report on Form 10-Q (File No. 001-34504) and incorporated by reference herein).

10.47

Underwriting Agreement, dated as of August 15, 2018, by and among Addus HomeCare Corporation, Eos Capital Partners III, L.P., and Jefferies LLC, RBC Capital Markets, LLC and Raymond James & Associates, Inc., as representatives of the several underwriters named in Schedule A thereto (filed on August 16, 2018 as Exhibit 1.1 to Addus HomeCare Corporation’s Current Report on Form 8-K (File No. 001-34504) and incorporated by reference herein).

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

101

The following materials from Addus HomeCare Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in Extensive Business Reporting Language (XBRL), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

*	Management compensatory plan or arrangement

ITEM 16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Addus HomeCare Corporation

By:	/s/ R. DIRK ALLISON
R. Dirk Allison, President and Chief Executive Officer

Date: March 15, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ R. DIRK ALLISON R. Dirk Allison	President and Chief Executive Officer (Principal Executive Officer) and Director	March 15, 2019

/s/ BRIAN POFF Brian Poff	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2019

/s/ MICHAEL EARLEY Michael Earley	Director	March 15, 2019

/s/ MARK L. FIRST Mark L. First	Director	March 15, 2019

/s/ STEVEN I. GERINGER Steven I. Geringer	Director	March 15, 2019

/s/ DARIN J. GORDON Darin J. Gordon	Director	March 15, 2019

/s/ JEAN RUSH	Director	March 15, 2019
Jean Rush

/s/ SUSAN T. WEAVER, M.D., FACP Susan T. Weaver, M.D., FACP	Director	March 15, 2019

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Addus HomeCare Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Addus HomeCare Corporation and subsidiaries (the Company) as of December 31, 2018 and December 31, 2017, the related consolidated statements of income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 15, 2019 expressed an adverse opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for revenue in 2018 due to the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the related amendments.

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

March 15, 2019

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Addus HomeCare Corporation

Frisco, Texas

We have audited the accompanying consolidated statements of income, stockholders’ equity, and cash flows of Addus HomeCare Corporation for the year ended December 31, 2016. In connection with our audit of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Addus HomeCare Corporation for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements take as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

Chicago, Illinois

March 14, 2017

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2018 and 2017

(amounts and shares in thousands, except per share data)

	2018	2017
Assets
Current assets
Cash	$70,406	$53,754
Accounts receivable, net of allowances	108,000	93,533
Prepaid expenses and other current assets	7,098	8,379
Total current assets	185,504	155,666
Property and equipment, net of accumulated depreciation and amortization	10,658	7,489
Other assets
Goodwill	135,442	90,339
Intangibles, net of accumulated amortization	23,784	16,596
Deferred tax assets, net	—	1,601
Total other assets	159,226	108,536
Total assets	$355,388	$271,691
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$12,238	$7,381
Current portion of long-term debt, net of debt issuance costs	62	3,099
Accrued expenses	49,204	44,596
Total current liabilities	61,504	55,076
Long-term liabilities
Long-term debt, less current portion, net of debt issuance costs	17,222	39,860
Deferred tax liabilities, net	494	—
Other long-term liabilities	635	446
Total long-term liabilities	18,351	40,306
Total liabilities	$79,855	$95,382
Stockholders’ equity
Common stock—$.001 par value; 40,000 authorized and 13,126 and 11,632 shares issued and outstanding as of December 31, 2018 and 2017, respectively	$13	$12
Additional paid-in capital	177,683	95,963
Retained earnings	97,837	80,334
Total stockholders’ equity	275,533	176,309
Total liabilities and stockholders’ equity	$355,388	$271,691

See accompanying Notes to Consolidated Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2018, 2017 and 2016

(amounts and shares in thousands, except per share data)

	For the Years Ended December 31,
	2018	2017	2016
Net service revenues	$518,119	$425,994	$400,929
Cost of service revenues	379,843	310,119	294,593
Gross profit	138,276	115,875	106,336
General and administrative expenses	105,025	76,902	76,840
Loss (gain) on sale of assets	38	(2,467)	—
Depreciation and amortization	8,642	6,663	6,647
Provision for doubtful accounts	272	8,409	7,373
Total operating expenses	113,977	89,507	90,860
Operating income from continuing operations	24,299	26,368	15,476
Interest income	(2,592)	(66)	(2,812)
Interest expense	5,016	4,472	2,332
Total interest expense (income), net	2,424	4,406	(480)
Other income	—	217	206
Income from continuing operations before income taxes	21,875	22,179	16,162
Income tax expense	4,498	8,645	4,099
Net income from continuing operations	17,377	13,534	12,063
Earnings from discontinued operations	126	147	97
Net income	$17,503	$13,681	$12,160
Net income per common share
Basic income per share
Continuing operations	$1.44	$1.18	$1.06
Discontinued operations	0.01	0.01	0.01
Basic income per share	$1.45	$1.19	$1.07
Diluted income per share
Continuing operations	$1.40	$1.16	$1.06
Discontinued operations	0.01	0.01	0.01
Diluted income per share	$1.41	$1.17	$1.07
Weighted average number of common shares and potential common shares outstanding:
Basic	12,049	11,470	11,292
Diluted	12,383	11,623	11,349

See accompanying Notes to Consolidated Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2018, 2017 and 2016

(amounts and shares in thousands)

	Common Stock		Additional Paid in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2016	11,108	$11	$87,076	$54,493	$141,580
Issuance of shares of common stock under restricted stock award agreements	108	—	—	—	—
Forfeiture of shares of common stock under restricted stock award agreements	(69)	—	—	—	—
Stock-based compensation	—	—	1,072	—	1,072
Excess tax benefit from exercise of stock options	—	—	1,090	—	1,090
Shares issued for exercise of stock options	380	1	3,015	—	3,016
Net income	—	—	—	12,160	12,160
Balance at December 31, 2016	11,527	$12	$92,253	$66,653	$158,918
Issuance of shares of common stock under restricted stock award agreements	90	—	—	—	—
Forfeiture of shares of common stock under restricted stock award agreements	(36)	—	—	—	—
Stock-based compensation	—	—	2,552	—	2,552
Excess tax benefit from exercise of stock options	—	—	—	—	—
Shares issued for exercise of stock options	51	—	1,158	—	1,158
Net income	—	—	—	13,681	13,681
Balance at December 31, 2017	11,632	$12	$95,963	$80,334	$176,309
Issuance of shares of common stock under restricted stock award agreements	78	—	—	—	—
Forfeiture of shares of common stock under restricted stock award agreements	(16)	—	—	—	—
Stock-based compensation	—	—	4,109	—	4,109
Shares issued for exercise of stock options	42	—	994	—	994
Shares issued in secondary offering, net of offering costs	1,390	1	76,617	—	76,618
Net income	—	—	—	17,503	17,503
Balance at December 31, 2018	13,126	$13	$177,683	$97,837	$275,533

See accompanying Notes to Consolidated Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2018, 2017 and 2016

(amounts in thousands)

	For the Years
	Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$17,503	$13,681	$12,160
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of acquisitions:
Depreciation and amortization	8,642	6,663	6,647
Non-cash restructuring	—	383	2,550
Deferred income taxes	(43)	1,754	(1,328)
Stock-based compensation	4,109	2,552	1,072
Amortization of debt issuance costs under the terminated credit facility	—	1,484	357
Amortization of debt issuance costs under the credit facility	606	382	—
Provision for doubtful accounts	272	8,409	7,373
Contingent consideration	(847)	—	—
(Loss) gain on sale of assets	38	(2,467)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,169)	19,412	(33,601)
Prepaid expenses and other current assets	1,964	(2,364)	(282)
Accounts payable	4,235	1,103	(776)
Accrued expenses and other long-term liabilities	(1,107)	1,779	5,085
Net cash provided by (used in) operating activities	33,203	52,771	(743)
Cash flows from investing activities:
Proceeds from the sale of assets	—	3,702	—
Acquisitions of businesses, net of cash acquired	(62,440)	(24,354)	(20,026)
Purchases of property and equipment	(5,349)	(3,616)	(1,712)
Net cash used in investing activities	(67,789)	(24,268)	(21,738)
Cash flows from financing activities:
Borrowings on revolver- credit facility	20,000	30,000	—
Borrowings on revolver- terminated credit facility	—	20,000	27,000
Borrowings on term loan- credit facility	60,420	45,000	—
Borrowings on term loan- terminated credit facility	—	—	25,000
Payments on revolver- credit facility	—	(30,000)	—
Payments on revolver- terminated credit facility	—	(20,000)	(27,000)
Payments on term loan- credit facility	(104,858)	(563)	—
Payments on term loan- terminated credit facility	—	(24,063)	(938)
Payments on capital lease obligations	(1,013)	(1,432)	(1,175)
Payments for debt issuance costs under the credit facility	(923)	(2,862)	—
Payments for debt issuance costs under the terminated credit facility	—	—	(503)
Proceeds from issuance of common stock, net of issuance costs	76,618	—	—
Cash received from exercise of stock options	994	1,158	3,016
Excess tax benefit from exercise of stock options	—	—	1,090
Payment on contingent earn-out obligation	—	—	(100)
Net cash provided by financing activities	51,238	17,238	26,390
Net change in cash	16,652	45,741	3,909
Cash, at beginning of period	53,754	8,013	4,104
Cash, at end of period	$70,406	$53,754	$8,013
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,339	$2,261	$2,322
Cash paid for income taxes	4,314	6,838	5,087
Supplemental disclosures of non-cash investing and financing activities
Property and equipment acquired through capital lease obligations	—	—	618
Tax benefit related to the amortization of tax goodwill in excess of book basis	—	206	203

See accompanying Notes to Consolidated Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Significant Accounting Policies

Basis of Presentation and Description of Business

The Consolidated Financial Statements include the accounts of Addus HomeCare Corporation (“Holdings”) and its subsidiaries (together with Holdings, the “Company,” “we,” “us,” or “our”). The Company operates as three reportable business segments as a multi-state provider of personal care, hospice and home health services in the home. The Company’s personal care services provide non-medical assistance with activities of daily living, primarily persons who are at increased risk of hospitalization or institutionalization, such as the elderly, chronically ill and disabled. The Company’s hospice segment provides physical, emotional and spiritual care for people who are terminally ill as well as for their families. The Company’s home health segment provides services that are primarily medical in nature to individuals who may require assistance during an illness or after surgery and include skilled nursing and physical, occupational and speech therapy. The Company’s payor clients include federal, state and local governmental agencies, managed care organizations, commercial insurers and private individuals. As of December 31, 2018, the Company provided services to over 39,000 consumers in 24 states through 156 offices.

Principles of Consolidation

All intercompany balances and transactions have been eliminated in consolidation.

The Company used the cost method to account for its investments in joint ventures in which it owned 10% equity interests. The Company sold such investments on October 1, 2017. See Note 4, Gain on Sale of Assets, for additional information.

Reclassification of Prior Period Balances

Certain reclassifications have been made to prior period amounts to conform to the current-year presentation including the reporting of other long-term liabilities as a separate line item on the Consolidated Balance Sheets. These reclassifications have no effect on the reported net income for the years ended December 31, 2018, 2017 and 2016.

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The Company adopted the standard using the modified retrospective approach and did not record a cumulative catch-up adjustment as the timing and measurement of revenue for the Company’s customers is similar to its prior revenue recognition model. However, the majority of what historically was classified as provision for doubtful accounts under operating expenses is now treated as an implicit price concession factored into net service revenues. The Company recorded $9.7 million for the year ended December 31, 2018 as a reduction to revenue that would have been recorded as provision for doubtful accounts under the prior revenue recognition guidance.

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

Hospice Revenue

The Company generates net service revenues from providing hospice services to consumers who are terminally ill as well as for their families. Net service revenues are recognized as services are provided and costs for delivery of such services are incurred. The

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

estimated payment rates are daily rates for each of the levels of care the Company delivers. Hospice companies are subject to two specific payment limit caps under the Medicare program each federal fiscal year, the inpatient cap and the aggregate cap. The aggregate cap limits the amount of Medicare reimbursement a hospice may receive, based on the number of Medicare patients served. For the year ended December 31, 2018, the Company was below the payment limits and did not record a cap liability.

Home Health Revenue

The Company also generates net service revenues from providing home healthcare services directly to consumers mainly under contracts with Medicare and managed care organizations. Generally, these contracts, which are negotiated based on current contracting practices as appropriate for the payor, establish the terms of a relationship and set the broad range of terms for services to be performed on an episodic basis at a stated rate. Home health Medicare services are paid under the Medicare Home Health Prospective Payment System (“HHPPS”), which is based on a 60-day episode of care. The HHPPS permits multiple, continuous episodes per patient. Medicare payment rates for episodes under HHPPS vary based on the severity of the patient’s condition as determined by assessment of a patient’s Home Health Resource Group score. The Company elects to use the same 60-day length of episode that Medicare recognizes as standard but accelerates revenue upon discharge to align with a patient’s episode length if less than the expected 60 days, which depicts the transfer of services and related benefits received by the patient over the term of the contract necessary to satisfy the obligations. The Company recognizes revenue based on the number of days elapsed during an episode of care within the reporting period. The Company satisfies its performance obligations as consumers receive and consume the benefits provided by the Company as the services are performed. As the Company has a right to consideration from Medicare commensurate with the services provided to customers from the performance completed over a given episodic period, the Company has elected to use the practical expedient for measuring progress toward satisfaction of performance obligations. Under this method recognizing revenue ratably over the episode based on beginning and ending dates is a reasonable proxy for the transfer of benefit of the service.

Accounts Receivable and Allowance for Doubtful Accounts

We are paid for our services primarily by federal, state and local agencies under Medicaid programs, managed care organizations, commercial insurance companies and private consumers. While our accounts receivable are uncollateralized, our credit risk is somewhat limited due to the significance of governmental payors to our results of operations. Laws and regulations governing the governmental programs in which we participate are complex and subject to interpretation. Amounts collected may be different than amounts billed due to client eligibility issues, insufficient or incomplete documentation, services at levels other than authorized and other reasons unrelated to credit risk.

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

In 2018, subsequent adjustments that are determined to be the result of an adverse change in the payor’s ability to pay are recognized as provision for doubtful accounts with the adoption of ASU 2014-09, Revenue from Contracts with Customers. The majority of what historically was classified as provision for doubtful accounts under operating expenses is now treated as an implicit price concession factored into net service revenues. The Company recorded $9.7 million for the year ended December 31, 2018 as a reduction to revenue that would have been recorded as provision for doubtful accounts under the prior revenue recognition guidance. As of December 31, 2018 and 2017, the allowance for doubtful accounts balance was $0.7 million and $10.5 million, which is included in the account receivable, net of allowances on the Company’s Consolidated Balance Sheets.

Property and Equipment

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the related assets by use of the straight-line method. Maintenance and repairs are charged to expense as incurred. The estimated useful lives of the property and equipment are as follows:

Computer equipment	3—5 years
Furniture and equipment	5—7 years
Transportation equipment	5 years
Computer software	3—10 years
Leasehold improvements	Lesser of useful life or lease term

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Goodwill

The Company’s carrying value of goodwill is the excess of the purchase price over the fair value of the net assets acquired from various acquisitions. In accordance with ASC Topic 350, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite useful lives are not amortized. The Company tests goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. The Company may use a qualitative test, known as “Step 0,” or a two-step quantitative method to determine whether impairment has occurred. In Step 0, the Company can elect to perform an optional qualitative analysis and based on the results skip the two-step analysis. Additionally, it is the Company’s policy to update the fair value calculation of our reporting units and perform the quantitative goodwill impairment test on a periodic basis. For the year ended December 31, 2018, the Company performed the quantitative analysis to evaluate whether an impairment occurred. In 2017 and 2016, the Company elected to implement Step 0 and were not required to conduct the remaining two-step analysis. Based on the totality of the information available, the Company concluded that it was more likely than not that the estimated fair values were greater than the carrying values of the reporting units, and as such, no further analysis was required. The Company concluded that there were no impairments for the years ended December 31, 2018, 2017 or 2016. As of December 31, 2018 and 2017, goodwill was $135.4 million and $90.3 million, respectively, included in the Company’s Consolidated Balance Sheets.

Intangible Assets

The Company’s identifiable intangible assets consist of customer and referral relationships, trade names, trademarks, state licenses and non-compete agreements. The Company uses various valuation techniques to determine initial fair value of its intangible assets, including relief-from-royalty, income approach, discounted cash flow analysis, and multi-period excess earnings, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Under these valuation approaches, we are required to make estimates and assumptions about future market growth and trends, forecasted revenue and costs, expected periods over which the assets will be utilized, appropriate discount rates and other variables. The Company bases its fair value estimates on assumptions the Company believes to be reasonable but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

Amortization is computed using straight-line and accelerated methods based upon the estimated useful lives of the respective assets, which range from three to twenty-five years and assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company would recognize an impairment loss when the estimated future non-discounted cash flows associated with the intangible asset is less than the carrying value. An impairment charge would then be recorded for the excess of the carrying value over the fair value. The Company estimates the fair value of these intangible assets using the income approach. In accordance with ASC Topic 350, Goodwill and Other Intangible Assets, intangible assets with indefinite useful lives are not amortized. We test intangible assets with indefinite useful lives for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. No impairment charge was recorded for the years ended December 31, 2018, 2017 or 2016. As of December 31, 2018 and 2017, intangibles, net of accumulated depreciation and amortization was $23.8 million and $16.6 million, respectively, included in the Company’s Consolidated Balance Sheets.

Debt Issuance Costs

The Company amortizes debt issuance costs on a straight-line method over the term of the related debt. This method approximates the effective interest method. In accordance with ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, the Company has classified the debt issuance costs as current portion of long-term debt or long-term debt, less current portion as of December 31, 2018 and 2017.

Workers’ Compensation Program

The Company’s workers’ compensation insurance program has a $0.4 million deductible component. The Company recognizes its obligations associated with this program in the period the claim is incurred. The cost of both the claims reported and claims incurred but not reported, up to the deductible, have been accrued based on historical claims experience, industry statistics and an actuarial analysis performed by an independent third party. The Company monitors its claims quarterly and adjusts its reserves accordingly. These costs are recorded primarily as the cost of services on the Consolidated Statements of Income. As of December 31, 2018 and 2017, the Company recorded $15.2 million and $12.6 million, respectively, in accrued workers’ compensation insurance.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The accrued workers’ compensation insurance is included in accrued expenses on the Company’s Consolidated Balance Sheets. As of December 31, 2018 and 2017, respectively, the Company recorded $1.7 million and $0.5 million, respectively, in workers’ compensation insurance recovery receivables. The workers’ compensation insurance recovery receivable is included in prepaid expenses and other current assets on the Company’s Consolidated Balance Sheets.

Interest Income

Illinois law entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the statement of income caption, “Interest income.” For the years ended December 31, 2018 and 2016, the Company received $2.3 million and $2.8  million, respectively, in prompt payment interest. For the year ended December 31, 2017, the Company did not receive any prompt payment interest. While the Company may be owed additional prompt payment interest in the future, the amount, timing and intent to provide receipt of such payments remains uncertain, and the Company will continue to recognize prompt payment interest income upon satisfaction of these constraints.

Interest Expense

The Company’s interest expense consists of interest and unused credit line fees on its credit facilities, interest on its capital lease obligations, and amortization and write-off of debt issuance costs, which is reported in the Consolidated Statement of Income when incurred.

Other Income

In fiscal year 2017 and 2016, other income consisted of income distributions received from investments in joint ventures. The Company recognized the net accumulated earnings only to the extent distributed by the joint ventures on the date received.

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

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Stock-based Compensation

The Company currently has one stock incentive plan, the 2017 Omnibus Incentive Plan (the “2017 Plan”), under which new grants of stock-based employee compensation are made. The Company accounts for stock-based compensation in accordance with ASC Topic 718, Stock Compensation. Compensation expense is recognized, net of estimated forfeitures, on a straight-line basis under the 2017 Plan over the vesting period of the equity awards based on the grant date fair value of the options and restricted stock awards. Beginning January 1, 2017, the Company began utilizing the Black-Scholes Option Pricing Model to value the Company’s options, as the Company believes it is a more widely accepted and understood valuation model. Prior to January 1, 2017, the Company utilized the Enhanced Hull-White Trinomial Model to value our options. The determination of the fair value of stock-based payments utilizing the Black-Scholes Model and the Enhanced Hull-White Trinomial Model is affected by our stock price and a number of assumptions, including expected volatility, risk-free interest rate, expected term, expected dividends yield, expected forfeiture rate, expected turn-over rate and the expected exercise multiple. Stock-based compensation expense was $4.1 million, $2.5 million and $1.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Diluted Net Income Per Common Share

Diluted net income per common share, calculated on the treasury stock method, is based on the weighted average number of shares outstanding during the period. The Company’s outstanding securities that may potentially dilute the common stock are stock options and restricted stock awards.

Included in the Company’s calculation of diluted earnings per share for the year ended December 31, 2018 were approximately 683,000 stock options outstanding, of which approximately 247,000 were dilutive. In addition, there were approximately 149,000 restricted stock awards outstanding, of which approximately 88,000 were dilutive for the year ended December 31, 2018.

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

Estimates

The financial statements are prepared by management in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) and include estimated amounts and certain disclosures based on assumptions about future events. The Company’s critical accounting estimates include the following areas: implicit price concession, the allowance for doubtful accounts, reserve for self-insurance claims, accounting for stock-based compensation, accounting for income taxes, business combinations and when required, the quantitative assessment of goodwill. Actual results could differ from those estimates.

Fair Value Measurements

The Company’s financial instruments consist of cash, accounts receivable, payables and debt. The carrying amounts reported on the Company’s Consolidated Balance Sheets for cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments. The carrying value of the Company’s long-term debt with variable interest rates approximates fair value based on instruments with similar terms using level 2 inputs as defined under ASC Topic 820, Fair Value Measurement.

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

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

assumptions about future market growth and trends, forecasted revenue and costs, expected periods over which the assets will be utilized, appropriate discount rates and other variables.

Going Concern

In connection with the preparation of the financial statements for the years ended December 31, 2018 and 2017, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the entity’s ability to continue as a going concern within one year after the date of the issuance, or the date of availability, of the financial statements to be issued. The evaluation concluded that there did not appear to be evidence of substantial doubt of the entity’s ability to continue as a going concern.

Recently Adopted Accounting Pronouncements

In May 2014, the Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 replaced most existing revenue recognition guidance in GAAP. The Company adopted the new standard on January 1, 2018, and elected to adopt using the modified retrospective method. See the significant accounting policy “Revenue Recognition” above for additional information.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This standard amends and adjusts how cash receipts and cash payments are presented and classified in the statement of cash flows. We adopted the standard on a retrospective basis on January 1, 2018. ASU 2016-15 did not have an impact on our Consolidated Statements of Cash Flows.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11 and ASU 2018-20 (collectively, Topic 842), which replaces existing leasing rules with a comprehensive lease measurement and recognition standard and expanded disclosure requirements. Topic 842 will require lessees to recognize most leases on their balance sheets as liabilities, with corresponding “right-of-use” assets and is effective for annual reporting periods beginning after December 15, 2018, subject to early adoption. For income statement recognition purposes, leases will be classified as either a finance or an operating lease. The Company has secured new software to account for the change in accounting for leases and is evaluating the population of leased assets in order to assess the impact of the ASU on our lease portfolio, and designing and implementing new processes and controls. While we are continuing to assess the effects of adoption, we currently believe the most significant changes relate to the recognition of right-of-use assets and significant lease liabilities on our consolidated balance sheet as a result of our operating lease obligations, as well as the impact of new disclosure requirements. Upon initial evaluation, the Company believes that the new standard will not have a material impact to our results of operations or liquidity. The Company will reflect the impact of Topic 842 retrospectively beginning January 1, 2019, by recognizing a cumulative-effect adjustment in the January 1, 2019 opening balance of retained earnings. As such, financial information for the comparative periods will not be updated.

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

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

2. Correction to Prior Period Financial Statements

The Company identified errors in the Company’s previously issued Consolidated Financial Statements related to revenues and provision for doubtful accounts that resulted in a cumulative understatement of net income and stockholders’ equity of $1.2 million. Specifically, the cumulative errors included an understatement of revenues in the amount of $1.5 million, an understatement of provision for doubtful accounts of $0.1 million and an increase of $0.2 million in cumulative incremental tax expense. Additionally, the Company discovered overpayments by payors, which are to be refunded or utilized by the payor of $3.1 million that should have been reclassified from accounts receivable to accounts payable.

In evaluating whether the previously issued Consolidated Financial Statements were materially misstated for the interim or annual periods prior to December 31, 2018, the Company applied the guidance of ASC 250, Accounting Changes and Error Corrections, SEC Staff Accounting Bulletin (“SAB”) Topic 1.M, Assessing Materiality and SAB Topic 1.N, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements and concluded that the effect of the errors on prior period financial statements was immaterial; however, the cumulative effect of correcting all of the prior period misstatements in the current year would be material to the current year consolidated financial statements. The guidance states that prior-year misstatements which, if corrected in the current year would materially misstate the current year’s financial statements, must be corrected by adjusting prior year financial statements, even though such correction previously was and continues to be immaterial to the prior-year financial statements. Correcting prior-year financial statements for such “immaterial misstatements” does not require previously filed reports to be amended.

The cumulative effect of adjustments required to correct the misstatements in the financial statements years prior to 2017 are reflected in the revised opening retained earnings balance as of January 1, 2016. The cumulative effect of those adjustments on all periods prior to 2016 increased retained earnings as of January 1, 2016 by $1.0 million. Additionally, the Consolidated Statements of Income and Consolidated Statement of Cash Flows have been adjusted to reflect the correction for the years ended December 31, 2017 and December 31, 2016.

The Company’s consolidated financial statements have been revised from the amounts previously reported to correct these errors as shown in the tables below. We also corrected our financial statements for each of the interim periods in the years ended December 31, 2018 and 2017, see Note 20.

Consolidated Balance Sheet as of December 31, 2017 (in thousands):

	As
	Previously		As
	Reported	Corrections	Revised
Accounts receivable, net of allowances	$88,952	$4,581	$93,533
Total assets	267,110	4,581	271,691
Accounts payable	4,271	3,110	7,381
Accrued expenses	44,354	242	44,596
Total liabilities	92,030	3,352	95,382
Total stockholders’ equity	175,080	1,229	176,309
Total liabilities and stockholders’ equity	267,110	4,581	271,691

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Consolidated Statements of Income (in thousands):

	For the Years Ended December 31,
	2017			2016
	As			As
	Previously		As	Previously		As
	Reported	Corrections	Revised	Reported	Corrections	Revised

Net service revenues	$425,715	$279	$425,994	$400,688	$241	$400,929
Gross profit	115,596	279	115,875	106,095	241	106,336
Provision for doubtful accounts	8,259	150	8,409	7,373	—	7,373
Total operating expenses	89,357	150	89,507	90,860	—	90,860
Operating income from continuing operations	26,239	129	26,368	15,235	241	15,476
Income from continuing operations before income taxes	22,050	129	22,179	15,921	241	16,162
Income tax expense	8,589	56	8,645	3,994	105	4,099
Net income from continuing operations	13,461	73	13,534	11,927	136	12,063
Net income	$13,608	$73	$13,681	$12,024	$136	$12,160

Consolidated Statements of Cash Flows (in thousands):

	For the Years Ended December 31,
	2017			2016
	As			As
	Previously		As	Previously		As
	Reported	Corrections	Revised	Reported	Corrections	Revised
Net income	$13,608	$73	$13,681	$12,024	$136	$12,160
Provision for doubtful accounts	8,259	150	8,409	7,373	—	7,373
Accounts receivable	21,023	(1,611)	19,412	(32,606)	(995)	(33,601)
Accounts payable	(229)	1,332	1,103	(1,530)	754	(776)
Accrued expenses	1,723	56	1,779	4,980	105	5,085
Net cash provided by (used in) operating activities	$52,771	$—	$52,771	$(743)	$—	$(743)

3. Secondary Offering

On August 20, 2018, the Company together with Eos Capital Partners III, L.P. (the “Selling Stockholder”) completed a secondary public offering of an aggregate 2,100,000 shares of common stock, par value $0.001 per share at a purchase price per share to the public of $59.00. Pursuant to the terms and conditions of the Underwriting Agreement, 1,075,267 shares of Common Stock were issued and sold by the Company (the “Primary Shares”) and 1,024,733 shares of Common Stock were sold by the Selling Stockholder (the “Secondary Shares”). The Company received net proceeds of approximately $59.1 million from the sale of 1,075,267 Primary Shares. On August 22, 2018, the underwriters exercised their full over-allotment option in connection with the offering and, as a result, the Company issued and sold an additional 315,000 shares of common stock to the underwriters at the Public Offering Price, less the underwriting discount. The over-allotment resulted in additional net proceeds to the Company of approximately $17.5 million. The Company used the net proceeds from the offering for general corporate purposes, and to pay down the $102.6 million of our delayed term loan in connection with the amendment and restatement of our credit facility. The Company did not receive any of the proceeds from the sale of the Secondary Shares. The secondary offering resulted in an increase to additional paid in capital of approximately $76.6 million, net of issuance costs of $5.4 million, on the Company’s Consolidated Balance Sheets at December 31, 2018.

4. Gain on Sale of Assets

On October 1, 2017, the Company sold its 10% membership interests in two joint ventures with LHC Group, Inc. (“LHCG”), which were previously reported as Investments in joint ventures on the Company’s Consolidated Balance Sheets at December 31,

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

5. Discontinued Operations

Effective March 1, 2013, the Company sold substantially all of the assets used in its home health business (the “2013 Home Health Business”) in Arkansas, Nevada and South Carolina, and 90% of the 2013 Home Health Business in California and Illinois, to subsidiaries of LHC Group, Inc. (“LHCG”) for a cash consideration of $20.0 million. The Company held a 10% ownership interest in the 2013 Home Health Business in California and Illinois from March 1, 2013 to October 1, 2017, when it sold its interest as described in Note 4. On December 30, 2013, the Company sold one home health agency in Pennsylvania for approximately $0.2 million. The results of the 2013 Home Health Business and the Pennsylvania home health agency sold are reflected as discontinued operations for all periods presented herein.

As a condition of the sale of the 2013 Home Health Business to subsidiaries of LHCG, the Company is responsible for any adjustments to Medicare and Medicaid billings prior to the closing of the sale. As of December 31, 2017, the related liability was $0.2 million, and the Company determined that no further accrual is required as of December 31, 2018. For the years ended December 31, 2018, 2017 and 2016, the Company reduced the indemnification reserve accrual by $0.2 million for each year, respectively, for periods no longer subject to Medicare audits. This amount is reflected as a reduction in general and administrative expense of discontinued operations and reflected in the table below.

The following table presents the net service revenues and earnings attributable to discontinued operations, which include the financial results for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
	(Amounts in Thousands)
Net service revenues	$—	$—	$—
Income before income taxes	174	245	163
Income tax expense	48	98	66
Net income from discontinued operations	$126	$147	$97

6. Acquisitions

On May 1, 2018, the Company completed its acquisition of all the outstanding securities of Ambercare Corporation (“Ambercare”). The purchase price was approximately $39.6 million plus the amount of excess cash held by Ambercare at closing (approximately $12.0 million). The purchase of Ambercare was funded by a delayed draw term loan under the Company’s credit facility. With the purchase of Ambercare, the Company expanded its personal care operations and acquired hospice and home health operations in the state of New Mexico. Following this acquisition the Company operates a hospice segment and home health segment. The related acquisition costs of $0.8 million and integration cost of $1.6 million for the year ended December 31, 2018, were included in general and administrative expenses on the Company’s Consolidated Statements of Income, and were expensed as incurred. The results of Ambercare are included on the Company’s Consolidated Statements of Income from the date of the acquisition.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Company’s acquisition of Ambercare has been accounted for in accordance with ASC Topic 805, Business Combinations, and the resulting goodwill and other intangible assets was accounted for under ASC Topic 350, Goodwill and Other Intangible Assets. The acquisition was recorded at its fair value as of May 1, 2018. Under business combination accounting, the Ambercare purchase price was $51.6 million and was allocated to Ambercare’s net tangible and identifiable intangible assets based on their estimated fair values. Based upon management’s valuation, which is preliminary and subject to the completion of working capital adjustments, the total purchase price has been allocated as follows:

Total (Amounts in Thousands)
Goodwill	$28,831
Cash	12,028
Identifiable intangible assets	9,944
Accounts receivable	6,512
Other assets	442
Property and equipment	154
Accrued liabilities	(4,073)
Deferred tax liability	(2,138)
Capital lease	(75)
Accounts payable	(3)
Total purchase price allocation	$51,622

Management’s assessment of qualitative factors affecting goodwill for Ambercare includes estimates of market share at the date of purchase, ability to grow in the market, synergy with existing Company operations, and the payor profile in the market.

The Company acquired all of the outstanding stock of Ambercare. Identifiable intangible assets acquired consist of trade names and customer relationships, with the estimated useful lives of the respective assets ranging from three to fifteen years, as well as indefinite lived state licenses. The preliminary estimated fair value of identifiable intangible assets was determined, using Level 3 inputs as defined under ASC Topic 820, with the assistance of a valuation specialist. The goodwill and intangible assets acquired are non-deductible for tax purposes.

The Ambercare acquisition accounted for $36.7 million of net service revenues and $7.1 million of net income prior to corporate allocation for the year ended December 31, 2018.

On April 1, 2018, the Company acquired certain assets of Arcadia Home Care & Staffing (“Arcadia”), expanding its personal care services. The total consideration for the transaction was $18.9 million and was funded by a delayed draw term loan under the Company’s credit facility. The related acquisition costs were $0.8 million and $0.4 million for the years ended December 31, 2018 and 2017, respectively, and integration cost of $1.1 million for the year ended December 31, 2018, were included in general and administrative expenses on the Company’s Consolidated Statements of Income, and were expensed as incurred. The results of operations from this acquired entity are included in the Company’s Consolidated Statements of Income from the date of the acquisition.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Company’s acquisition of Arcadia has been accounted for in accordance with ASC Topic 805 and the resulting goodwill and other intangible assets was accounted for under ASC Topic 350. The acquisition was recorded at its fair value as of April 1, 2018. Under business combination accounting, the Arcadia purchase price was $18.9 million and was allocated to Arcadia’s net tangible and identifiable intangible assets based on their estimated fair values. Based upon management’s valuation, which is preliminary and subject to the completion of working capital adjustments, the total purchase price has been allocated as follows:

Total (Amounts in Thousands)
Goodwill	$13,072
Accounts receivable	5,317
Identifiable intangible assets	2,264
Property and equipment	155
Other assets	92
Accrued liabilities	(1,540)
Accounts payable	(508)
Total purchase price allocation	$18,852

Management’s assessment of qualitative factors affecting goodwill for Arcadia includes estimates of market share at the date of purchase, ability to grow in the market, synergy with existing Company operations, and the payor profile in the market.

Identifiable intangible assets acquired consist of trade name, customer relationships and state licenses and the estimated useful lives of the respective assets, which range from seven to fifteen years. The preliminary estimated fair value of identifiable intangible assets was determined, using Level 3 inputs as defined under ASC Topic 820, with the assistance of a valuation specialist. The goodwill and intangible assets acquired are deductible for tax purposes.

The Arcadia acquisition accounted for $32.7 million of net service revenues and $4.7 million of net income prior to corporate allocation for the year ended December 31, 2018.

In September 2018, the Company acquired certain assets of affiliate branches of Arcadia for $0.6 million using cash on hand, the Company recorded goodwill of $0.6 million on the Company’s Consolidated Balance Sheets. Goodwill generated from the acquisition is primarily attributable to expected synergies with existing Company operations and the goodwill acquired is deductible for tax purposes. Pro forma results of the operations related to the acquisition are not included in the pro forma presentation as they are not material to the Company’s Consolidated Statements of Income.

Effective January 1, 2018, the Company acquired certain assets of LifeStyle Options, Inc. (“LifeStyle”) in order to expand private pay services in Illinois. The total consideration for the transaction was $4.1 million, comprised of $3.3 million in cash and $0.8 million, representing the estimated fair value of contingent consideration, subject to the achievement of certain performance targets set forth in an earn-out agreement. The related acquisition costs of $0.2 million for the year ended December 31, 2017, were included in general and administrative expenses on the Company’s Consolidated Statements of Income, and were expensed as incurred. The results of operations from this acquired entity are included in the Company’s Consolidated Statements of Income from the date of the acquisition.

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

Identifiable intangible assets acquired consist of trade name and customer relationships and the estimated useful lives of the respective assets, which range from ten to fifteen years. The estimated fair value of identifiable intangible assets was determined, using Level 3 inputs as defined under ASC Topic 820, with the assistance of a valuation specialist. The goodwill and intangible assets acquired are deductible for tax purposes.

The LifeStyle acquisition accounted for $5.8 million of net service revenues and $0.5 million of net income prior to corporate allocation for the year ended December 31, 2018.

Effective October 1, 2017, the Company acquired certain assets of Community Partnered Resources, Inc. d/b/a Sun Cities Caregivers and d/b/a Sun Cities Homecare (‘Sun Cities”), in the state of Arizona, to enhance operations in an advantageous market. The total consideration for the transaction was comprised of $2.3 million in cash. The related acquisition costs were $0.1 million and $0.1 million for the years ended December 31, 2018 and 2017, respectively, were included in general and administrative expenses on the Company’s Consolidated Statements of Income, and were expensed as incurred. The results of operations from this acquired entity are included in the Company’s Consolidated Statements of Income from the date of the acquisition.

The Company’s acquisition of Sun Cities has been accounted for in accordance with ASC Topic 805 and the resulting goodwill and other intangible assets was accounted for under ASC Topic 350. The acquisition was recorded at its fair value as of October 1, 2017. Under business combination accounting, the Sun Cities Purchase Price was $2.3 million and was allocated to Sun Cities’ net tangible and identifiable intangible assets based on their estimated fair values. Based upon management’s valuation, the total purchase price has been allocated as follows:

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

Identifiable intangible assets acquired consist of trade name and customer relationships and the estimated useful lives of the respective assets, which range from seven to fifteen years. The estimated fair value of identifiable intangible assets was determined, using Level 3 inputs as defined under ASC Topic 820, with the assistance of a valuation specialist. The goodwill and intangible assets acquired are deductible for tax purposes.

The Sun Cities acquisition accounted for $2.4 million and $0.7 million of net service revenues and $0.2 million and $14.8 thousands of net income prior to corporate allocation for the years ended December 31, 2018 and 2017, respectively.

On April 24, 2017, the Company entered into a definitive securities purchase agreement with HB Management Group, Inc. to purchase Options Services, Inc. d/b/a Options Home Care (“Options Home Care”). On August 1, 2017, the Company completed its acquisition of all the outstanding securities of Options Home Care for a total purchase price of $22.6 million (the “Options Purchase Price”). Options Home Care is a provider of personal care services in more than 20 counties in New Mexico and the acquisition expands the footprint of the Company’s existing operations in the state. The related acquisition costs were $0.1 million and $0.7 million for the years ended December 31, 2018 and 2017, respectively, and integration costs of $0.1 million for the year ended December 31, 2017, were included in general and administrative expenses on the Company’s Consolidated Statements of Income, and were expensed as incurred. The results of Options Home Care are included on the Company’s Consolidated Statements of Income from the date of the acquisition.

The Company’s acquisition of Options Home Care has been accounted for in accordance with ASC Topic 805 and the resulting goodwill and other intangible assets were accounted for under ASC Topic 350. The acquisition was recorded at its fair value as of August 1, 2017. Under business combination accounting, the Options Purchase Price was $22.6 million and was allocated to Options Home Care’s net tangible and identifiable intangible assets based on their estimated fair values. Based upon management’s valuation, the total purchase price has been allocated as follows:

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

Identifiable intangible assets acquired consist of trade name and customer relationships and the estimated useful lives of the respective assets, which range from three to ten years. The estimated fair value of identifiable intangible assets was determined, using Level 3 inputs as defined under ASC Topic 820, with the assistance of a valuation specialist. The goodwill and intangible assets acquired are deductible for tax purposes.

The Options Home Care acquisition accounted for $17.8 million and $8.0 million of net service revenues and $3.4 million and $0.5 million of net income prior to corporate allocation for the years ended December 31, 2018 and 2017, respectively.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following table contains unaudited pro forma Consolidated Income Statement information of the Company as if each of the acquisitions of Ambercare, Arcadia, LifeStyle, Sun Cities and Options Home Care closed on January 1, 2017.

	For the Years Ended December 31, (Amounts in Thousands)
	2018	2017
Net service revenues	$550,326	$534,647
Operating income from continuing operations	36,985	33,293
Net income from continuing operations	24,346	10,174
Earnings from discontinued operations	126	147
Net income	$24,472	$10,321

Net income per common share
Basic income per share
Continuing operations	$2.02	$0.89
Discontinued operations	0.01	0.01
Basic income per share	$2.03	$0.90

Diluted income per share
Continuing operations	$1.97	$0.88
Discontinued operations	0.01	0.01
Diluted income per share	$1.98	$0.89

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

7. Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2018	2017
	(Amounts in Thousands)
Computer equipment	$3,768	$2,770
Furniture and equipment	3,161	3,392
Transportation equipment	156	152
Leasehold improvements	2,962	2,749
Computer software	6,712	3,269
	16,759	12,332
Less: accumulated depreciation and amortization	(6,101)	(4,843)
	$10,658	$7,489

Computer software includes $1.3 million and $1.0 million of internally developed software for the years ended December 31, 2018 and 2017. Depreciation and amortization expense related to computer equipment and software and leasehold improvements totaled $2.5 million, $2.0 million and $1.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

8. Goodwill and Intangible Assets

The Company did not record any impairment charges for the years ended December 31, 2018, 2017 or 2016. The goodwill for the Company was $135.4 million and $90.3 million as of December 31, 2018 and 2017, respectively. See Note 6 for additional information regarding the acquisitions made by the Company for the years ending December 31, 2018 and 2017, respectively.

A summary of goodwill and related adjustments is provided below:

	Goodwill
	Personal Care	Hospice	Home Health	Total
	(Amounts In Thousands)
Goodwill at December 31, 2016	$72,688	$—	$—	$72,688
Additions for acquisitions	17,857	—	—	17,857
Adjustments to previously recorded goodwill	(206)	—	—	(206)
Goodwill at December 31, 2017	90,339	—	—	90,339
Additions for acquisitions	22,135	22,200	865	45,200
Adjustments to previously recorded goodwill	(97)			(97)
Goodwill at December 31, 2018	$112,377	$22,200	$865	$135,442

The Company’s identifiable intangible assets consist of customer and referral relationships, trade names, trademarks and non-compete agreements. Amortization is computed using straight-line and accelerated methods based upon the estimated useful lives of the respective assets, which range from three to twenty-five years. Goodwill and certain state licenses are not amortized pursuant to ASC Topic 350.

For the year ending December 31, 2018, adjustments to the previously recorded goodwill are primarily adjustments to accounts receivable based on the final valuations. For the year ending December 31, 2017, adjustments to the previously recorded goodwill are primarily credits related to amortization of tax goodwill in excess of book basis.

The carrying amount and accumulated amortization of each identifiable intangible asset category consisted of the following at December 31, 2018 and 2017:

	Customer and referral relationships	Trade names and trademarks	Non- competition agreements	State Licenses	Total
	(Amounts in Thousands)
Gross balance at January 1, 2017	$34,672	$13,261	$2,155	$—	$50,088
Other	(281)	—	—	—	(281)
Additions for acquisitions	4,626	1,380	—	—	6,006
Accumulated amortization	(29,147)	(8,198)	(1,872)	—	(39,217)
Net Balance at December 31, 2017	9,870	6,443	283	—	16,596

Gross balance at January 1, 2018
Intangible assets with indefinite lives
Additions for acquisitions	—	—	—	2,871	2,871
Intangible assets subject to amortization
Gross balances	39,017	14,641	2,155	—	55,813
Additions for acquisitions	3,339	6,910	—	241	10,490
Accumulated amortization, intangible assets subject to amortization	(32,752)	(10,638)	(1,981)	(19)	(45,390)
Net book value, intangible assets subject to amortization	9,604	10,913	174	222	20,913
Net Balance at December 31, 2018	$9,604	$10,913	$174	$3,093	$23,784

Amortization expense related to the identifiable intangible assets amounted to $6.2 million, $4.7 million and $4.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The weighted average remaining lives of identifiable intangible assets as of December 31, 2018 is 8.8 years.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The estimated future intangible amortization expense is as follows:

For the year ended December 31,	Total (Amount in Thousands)
2019	$5,013
2020	3,400
2021	2,758
2022	1,724
2023	1,406
Thereafter	6,612
Total, intangible assets subject to amortization	$20,913

9. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consist of the following:

	December 31,
	2018	2017
	(Amounts in Thousands)
Prepaid workers’ compensation and liability insurance	$1,840	$1,332
Workers’ compensation insurance receivable	1,692	543
Prepaid rent	1,191	555
Health insurance receivable	564	2,349
Other	1,811	3,600
	$7,098	$8,379

Accrued expenses consisted of the following:

	December 31,
	2018	2017
	(Amounts in Thousands)
Accrued payroll	$22,449	$19,783
Accrued workers’ compensation insurance	15,169	12,574
Accrued health insurance (1)	3,926	6,471
Accrued professional fees	2,260	1,312
Accrued payroll taxes	769	1,065
Other	4,631	3,391
	$49,204	$44,596

(1)

The Company provides health insurance coverage to qualified union employees providing personal care services in Illinois through a Taft-Hartley multi-employer health and welfare plan under Section 302(c)(5) of the Labor Management Relations Act of 1947. The Company’s insurance contributions equal the amount reimbursed by the state of Illinois. Contributions are due within five business days from the date the funds are received from the state. Amounts due of $0.6 million and $2.3 million for health insurance reimbursements and contributions were reflected in prepaid insurance and accrued insurance at December 31, 2018 and 2017, respectively.

The Company’s workers’ compensation program has a $0.4 million deductible component. The Company recognizes its obligations associated with this program in the period the claim is incurred. The cost of both the claims reported and claims incurred but not reported, up to the deductible, have been accrued based on historical claims experience, industry statistics and an actuarial analysis performed by an independent third party. The future claims payments related to the workers’ compensation program are secured by letters of credit. These letters of credit totaled $10.8 million and $11.8 million at December 31, 2018 and 2017.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

10. Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2018	2017
	(Amounts in Thousands)
Term loan under the credit facility	$—	$44,438
Revolving loan under the credit facility	20,000	—
Capital leases	81	1,002
Less unamortized issuance costs	(2,797)	(2,481)
Total	17,284	42,959
Less current maturities	(62)	(3,099)
Long-term debt	$17,222	$39,860

Amended and Restated Senior Secured Credit Facility

On October 31, 2018, the Company amended and restated its Existing Credit Agreement, as hereinafter defined (the “New Credit Agreement,” and together with the Existing Credit Agreement, our “credit facility”) with certain lenders and Capital One, National Association as a lender and swing line lender and as agent for all lenders. This amended and restated credit facility totals $269.6 million, inclusive of a $250.0 million revolving loan and a $19.6 million delayed draw term loan, and amends and restates the Company’s existing senior secured credit facility totaling $250.0 million. The maturity of this amended and restated credit facility is May 8, 2023, with borrowing under the delayed draw term loan available until June 30, 2019. Interest on the Company’s amended and restated credit facility may be payable at (x) the sum of (i) an applicable margin ranging from 0.75% to 1.50% based on the applicable senior net leverage ratio plus (ii) a base rate equal to the greatest of (a) the rate of interest last quoted by The Wall Street Journal as the “prime rate,” (b) the sum of the federal funds rate plus a margin of 0.50% and (c) the sum of the adjusted LIBOR that would be applicable to a loan with an interest period of one month advanced on the applicable day (not to be less than 0.00%) plus a margin of 1.00% or (y) the sum of (i) an applicable margin ranging from 1.75% to 2.50% based on the applicable senior net leverage ratio plus (ii) the offered rate per annum for similar dollar deposits for the applicable interest period that appears on Reuters Screen LIBOR01 Page (not to be less than zero). Swing loans may not be LIBOR loans. The availability of additional draws under this amended and restated credit facility is conditioned, among other things, upon (after giving effect to such draws) the Total Net Leverage Ratio (as defined in the New Credit Agreement) not exceeding 3.75:1.00. In certain circumstances, in connection with a Material Acquisition (as defined in the New Credit Agreement), the Company can elect to increase its Total Net Leverage Ratio compliance covenant to 4.25:1.00 for the then current fiscal quarter and the three succeeding fiscal quarters. In connection with this amended and restated credit facility, the Company incurred approximately $0.9 million of debt issuance costs.

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

The New Credit Agreement contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The New Credit Agreement also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum Interest Coverage Ratio (as defined in the New Credit Agreement), a requirement to stay below a maximum Total Net Leverage Ratio (as defined in the New Credit Agreement) and a requirement to stay below a maximum permitted amount of capital expenditures, as well as restrictions on guarantees, indebtedness, liens, investments and loans, subject to customary carve outs, a restriction on dividends (provided that Addus HealthCare may make distributions to the Company in an amount that does not exceed $7.5 million in any year absent of an event of default, plus limited exceptions for tax and administrative distributions), a restriction to consummate acquisitions under our credit facility if we exceed certain Total Net Leverage Ratio (as defined in the New Credit Agreement) thresholds without the consent of the lenders, restrictions on mergers, dispositions of assets, and affiliate

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

transactions, and restrictions on fundamental changes and lines of business. As of December 31, 2018, the Company was in compliance with all of its New Credit Agreement covenants.

During the year ended December 31, 2018, the Company drew a total of approximately of $60.4 million of delayed draws terms under its credit facility to fund the acquisition of Ambercare and Arcadia. As of December 31, 2018, the Company had a total of $20.0 million of revolving loans outstanding with an interest rate of 4.35% on our credit facility and the total availability under the revolving credit loan facility was $142.9 million.

As of December 31, 2017, the Company had a total of $44.4 million of term loans outstanding with an interest rate of 3.86% on our credit facility and the total availability under the revolving credit loan facility was $105.1 million.

Senior Secured Credit Facility

Prior to October 31, 2018, the Company was party to a credit agreement (the “Existing Credit Agreement”) with certain lenders and Capital One, National Association, as a lender and swing lender and as agent for all lenders. This credit facility totals $250.0 million, replaced the Company’s previous senior secured credit facility totaling $125.0 million (“Terminated Senior Secured Credit Facility”, see description below for more details), and terminated the Company’s Second Amended and Restated Credit and Guaranty Agreement, dated as of November 10, 2015, as modified by the May 24, 2016 amendment, between the Company, certain lenders and Fifth Third Bank, as agent, which evidenced the Terminated Senior Secured Credit Facility. The credit facility includes a $125.0 million revolving loan, a $45.0 million term loan and an $80.0 million delayed draw term loan. The credit facility was to mature on May 8, 2022, although the delayed draw term loan was only available until November 8, 2018. Under the terms of an accordion feature of the Existing Credit Agreement, $100.00 million was also available for incremental term loans. Borrowings under the delayed draw term loans and the incremental term loans were limited to financing or refinancing Permitted Acquisitions (as defined in the Existing Credit Agreement). Addus HealthCare was the borrower, and its parent, Holdings, and substantially all of Holdings’ subsidiaries, were guarantors under the credit facility. The credit facility was secured by a first priority security interest in all of the Company’s and the other credit parties’ then and future tangible and intangible assets, including the shares of stock of the borrower and subsidiaries. The availability of additional draws under the revolving credit portion of the Company’s credit facility was conditioned, among other things, upon (after giving effect to such draws) the ratio of Consolidated Total Indebtedness (as defined in the Existing Credit Agreement), less subordinated indebtedness, to Consolidated Adjusted EBITDA (as defined in the Existing Credit Agreement) not exceeding 4.25:1.00. In connection with the credit facility, the Company incurred $2.9 million of debt issuance costs.

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

On October 31, 2018, we repaid in full the outstanding debt balance of $102.6 million together with accrued interest of $0.5 million and amended and restated the Existing Credit Agreement.

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

Capital Leases

As of December 31, 2018 and 2017 the Company has various capital leases (the underlying assets are included in “Property and equipment net of accumulated depreciation and amortization” in the accompanying Consolidated Balance Sheets). The capital lease obligations totaled $0.1 million and $1.1 million at December 31, 2018 and 2017, respectively. These require monthly payments through August 2020 and have implicit interest rates that range from 3.64% to 7.72%. At the end of the term, the Company has the option to purchase the assets for $1 per lease agreement.

11. Income Taxes

The current and deferred federal and state income tax provision from continuing operations, are comprised of the following:

	December 31,
	2018	2017	2016
	(Amounts in Thousands)
Current
Federal	$2,969	$5,828	$4,486
State	1,588	1,079	927
Deferred
Federal	(47)	1,672	(1,147)
State	(12)	66	(167)
Provision for income taxes	$4,498	$8,645	$4,099

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The tax effects of certain temporary differences between the Company’s book and tax bases of assets and liabilities give rise to significant portions of the deferred income tax assets (liabilities) at December 31, 2018 and 2017. The deferred tax assets (liabilities) consisted of the following:

	December 31,
	2018	2017
	(Amounts in Thousands)
Deferred tax assets
Long-term
Accounts receivable allowances	$4,118	$2,917
Accrued compensation	2,257	1,919
Accrued workers’ compensation	3,677	3,274
Transaction costs	1,020	898
Reserves	—	47
Restructuring costs	160	293
Stock-based compensation	576	811
Other	279	138
Total long-term deferred tax assets	12,087	10,297
Deferred tax liabilities
Long-term
Goodwill and intangible assets	(11,048)	(7,301)
Property and equipment	(903)	(749)
Prepaid insurance	(508)	(359)
Other	(122)	(1)
Total long-term deferred tax liabilities	(12,581)	(8,410)
Valuation allowance	—	(286)
Total net deferred tax assets/(liabilities)	$(494)	$1,601

Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income in making this assessment.

A reconciliation for continuing operation of the statutory federal tax rate of 21.0%, 35.0% and 35.0% and to the effective income tax rate, for the years ended December 31, 2018, 2017, and 2016, is summarized as follows:

	December 31,
	2018	2017	2016
Federal income tax at statutory rate	21.0%	35.0%	35.0%
State and local taxes, net of federal benefit	6.3	5.1	5.2
Jobs tax credits, net	(10.0)	(6.1)	(15.8)
162(m) disallowance for executive compensation	4.2	1.3	—
Nondeductible permanent items	2.1	0.4	0.9
2017 Tax Reform Act	—	4.0	—
Excess tax benefit	(2.6)	(0.6)	—
Other	(0.4)	(0.1)	0.2
Effective income tax rate	20.6%	39.0%	25.5%

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“Tax Reform Act”). The legislation significantly changed U.S. tax law by, among other things, lowering corporate income tax rates. The Tax Reform Act permanently reduced the U.S. corporate income tax rate from a maximum of 35.0% to a flat 21.0% rate, effective January 1, 2018. The effective income tax rate was 20.6%, 39.0% and 25.5% for the years ended December 31, 2018, 2017 and 2016, respectively. The difference between our federal statutory and effective income tax rates are principally due to the inclusion of state taxes and the use of federal employment tax credits.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Shortly after the “Tax Reform Act” was enacted, the SEC staff issued Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”), which provides guidance on accounting for the Tax Act’s impact. SAB 118 provided a measurement period, which in no case should extend beyond one year from the Tax Act enactment date, during which a company acting in good faith may complete the accounting for the impacts of the Tax Act under ASC Topic 740. In accordance with the expiration of the SAB 118 measurement period, we completed the assessment of the income tax effects of the Tax Act in the fourth quarter of 2018, with no adjustments recorded to the provisional amounts.

The Company is subject to taxation in the jurisdictions in which it operates. The Company continues to remain subject to examination by U.S. federal authorities for the years 2015 through 2017 and for various state authorities for the years 2013 through 2017.

The total amount of unrecognized tax benefits under ASC Topic 740 at December 31, 2018 was $0.2 million. If recognized, the entire amount would favorably impact the effective tax rate in future periods. Interest and penalties related to income tax liability are recognized in interest expense and general and administrative expense, respectively. The company does not anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease the effective tax rate within 12 months of December 31, 2018.

A reconciliation of the gross unrecognized tax benefits (excluding interest and penalties) for the years ended December 31, 2018, 2017, and 2016 follows:

	2018	2017	2016
	(Amounts in Thousands)
Balance as of January 1,	$261	$210	$113
Additions for current year tax positions	—	51	97
Increases for prior year tax positions	—	—	—
Settlements of prior year tax positions	—	—	—
Expiration of statutes	(40)	—	—
Balance as of December 31,	$221	$261	$210

12. Stock Options and Restricted Stock Awards

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

Under the 2017 Plan, Awards may be made in shares of our common stock. Subject to adjustment as provided by the terms of the 2017 Plan, the maximum aggregate number of shares of common stock with respect to which awards may be granted under the 2017 Plan will be 1,182,270, less the number of shares subject to awards that are granted pursuant to the 2009 Plan after March 31, 2017. The aggregate awards granted during any calendar year to any single Participant cannot exceed (i) 500,000 shares subject to stock options or stock appreciation rights (“SARs”) or (ii) 300,000 shares subject to Awards denominated in shares of common stock (whether or not settled in common stock). These individual annual limitations are cumulative in that any shares of common stock or cash for which Awards are permitted to be granted to a Participant during a fiscal year are not covered by an Award in that fiscal year, the number of shares of common stock will automatically increase in the subsequent fiscal years during the term of the 2017 Plan until the earlier of the time the increase has been granted to the Participant, or the end of the third fiscal year following the year to which such increase relates.

Any shares of common stock subject to an Award under the 2017 Plan that are forfeited, canceled, settled in cash or otherwise terminated without a distribution of shares to a participant, or that are delivered by attestation or withheld by the Company in connection with an option exercise or the payment of any required income tax withholding upon an option exercise or the vesting of

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

The exercise price of stock options outstanding on December 31, 2018 range from $4.62 to $71.00. Restricted stock awards are full-value awards. There were 0.8 million shares available for grant under the 2017 Plan at December 31, 2018.

Stock Options

A summary of stock option activity and weighted average exercise price is as follows:

	For The Year Ended December 31,
	2018
	Options (Amounts in Thousands)	Weighted Average Exercise Price
Outstanding, beginning of period	479	$23.91
Granted	278	38.10
Exercised	(42)	23.50
Forfeited/Cancelled	(32)	26.20
Outstanding, end of period	683	$29.60

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The weighted-average estimated fair value of employee stock options granted as calculated using the Black-Scholes Option Pricing Model in 2018 and 2017 and the Enhanced Hull-White Trinomial Model in 2016, and the related assumptions follow:

	For the Year Ended December 31,
	2018	2017	2016
	Grants	Grants	Grants
Weighted average fair value	$14.72	$12.97	$9.32
Risk-free discount rate	2.32% - 2.84%	1.67% - 1.85%	1.70% - 2.02%
Expected life	4.1 - 4.2 years	3.6 - 4.2 years	8.2 years
Dividend yield	—	—	—
Volatility	45%	47%	47%
Expected turn-over rate	N/A	N/A	2%
Expected exercise multiple	N/A	N/A	2.2

Stock option compensation expense totaled $2.0 million, $1.1 million and $0.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, there was $4.7 million of total unrecognized compensation cost that is expected to be recognized over a weighted average period of 2.2 years.

The intrinsic value of vested and outstanding stock options was $8.5 million and $17.7 million as of December 31, 2018.

As of December 31, 2018, there were 180,442 and 502,687 shares of stock options vested and unvested respectively.

The intrinsic value of stock options exercised during the year ended December 31, 2018, 2017 and 2016 was $1.8 million, $0.5 million and $3.9 million, respectively.

Restricted Stock Awards

The following table summarizes the status of unvested restricted stock awards outstanding at December 31, 2018:

	For The Year Ended December 31,
	2018
	Restricted Stock Awards (Amounts in Thousands)	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, beginning of period	143	$29.30
Awarded	77	42.70
Vested	(55)	30.10
Forfeited	(16)	28.00
Unvested restricted stock awards, end of period	149	$36.10

The fair market value of restricted stock awards that vested during the year ended December 31, 2018 was $2.0  million.

Restricted stock award compensation expense totaled $2.1 million, $1.4 million and $0.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, there was $3.7 million of total unrecognized compensation costs that are expected to be recognized over a weighted average period of 1.8 years.

13. Operating Leases

The Company leases its branch office space under various operating leases that expire at various dates through 2025. The Company also leases office space in Frisco, TX and Downers Grove, IL which both serve as support centers. The Company is typically responsible for real estate taxes, maintenance, insurance and common area costs. A number of the office leases also contain escalation and renewal option clauses. Aggregate rental expense for all operating leases amounted to $6.0 million, $3.9 million and $3.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following is a schedule of the future minimum payments under non-cancelable operating leases, exclusive of taxes and other operating expenses.

Rent (Amount in Thousands)
2019	$6,374
2020	4,820
2021	3,460
2022	2,377
2023	2,130
Thereafter	1,382
Total	$20,543

We have a sublease related to our leased space in Downers Grove. During the years ended December 31, 2018 and 2017, we recognized sublease income of $0.3 million and $0.1 million, respectively.

14. Employee Benefit Plans

The 401(k) retirement plan is a defined contribution plan that provides for matching contributions by the Company to all non-union employees. Matching contributions are discretionary and subject to change by management. Under the provisions of the 401(k) plan, employees can contribute up to the maximum percentage and limits allowable under the U.S. Revenue Code. The Company provided a matching contribution, equal to 6.0% of the employees’ contributions, totaling $0.3 million, $44.0 thousand and $31.1 thousand for the years ended December 31, 2018, 2017 and 2016, respectively. The Company acquired Ambercare on May 1, 2018. During the year ended December 31, 2018, Ambercare accounted for $0.2 million of the Company’s matching contribution.

15. Commitments and Contingencies

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

Employment Agreements

During 2017, the Company entered into employment agreements with certain members of senior management. The terms of these agreements are up to four years with the potential to auto-renew and include non-compete and nondisclosure provisions, as well

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

as provide for defined severance payments in the event of termination. On November 5, 2018 we amended and restated the employment agreements of each of our named executive officers in order to: (i) increase the amount of severance that would be payable on certain terminations of employment in connection with a change in control (as defined in the employment agreements), from two times annual compensation to three times annual compensation (as defined in the employment agreements) in the case of our chief executive officer, and from one times annual compensation to two times annual compensation (as defined in the employment agreements) in the case of our other named executive officers; (ii) provide that the enhanced severance for terminations of employment in connection with a change in control would be payable if the named executive officers self-terminated for good reason (as defined in the employment agreements); (iii) stipulate that severance for terminations of employment in connection with a change in control would include any unpaid bonus for a performance period completed prior to termination (the chief executive officer already had this right); and (iv) adjust the duration of non-competition and non-solicitation periods to match the number of years of annual compensation that the named executive officer would receive in severance.

A substantial percentage of the Company’s workforce is represented by the Service Employees International Union (“SEIU”) through local collective bargaining agreements. These agreements are re-negotiated at various intervals. These negotiations are often initiated when the Company receives increases in hourly rates from various state agencies. Upon expiration of these collective bargaining agreements, the Company may not be able to negotiate labor agreements on satisfactory terms with these labor unions.

16. Severance and Restructuring

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

In 2016, the Company initiated steps to streamline its operations. The Company incurred total expenses related to these initiatives of approximately $1.9 million, $1.7 million and $8.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. The expenses recorded for the year ended December 31, 2018, primarily relates to terminated employees resulting mainly from changes made to the management team during the year and other professional fees. The expenses recorded for the year ended December 31, 2017 included costs related to terminate employees resulting mainly from changes made to the management team made during the year, fees related to the termination of professional services relationships, other contract termination costs and asset write-offs. The expenses recorded for the year ended December 31, 2016 included costs related to terminated employees as a result primarily of the closure of the contact center and other changes made to the executive leadership team made during the year and other direct costs associated with implementing these initiatives including contract termination costs, accelerated depreciation and asset write-offs.

The following provides the components of and changes in our severance and restructuring accruals:

	Employee Termination Costs	Restructuring and Other
	(Amounts in Thousands)
Balance at December 31, 2016	$1,326	$1,786
Provision	1,038	627
Utilization	(1,802)	(1,336)
Balance at December 31, 2017	$562	$1,077
Provision	647	564
Utilization	(1,129)	(1,056)
Balance at December 31, 2018	$80	$585

The aforementioned accruals are included in accrued expenses on the Consolidated Balance Sheets and the aforementioned expenses are included in general and administrative expenses on the Consolidated Statements of Income. The remaining employee termination costs accrual, as of December 31, 2018 is expected to be paid by the end of 2019.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

17. Segment Information

Operating segments are defined as components of a company that engage in business activities from which it may earn revenues and incur expenses, and for which separate financial information is available and is regularly reviewed by a company’s chief operating decision makers, to assess the performance of the individual segments and make decisions about resources to be allocated to the segments. Our operations involve servicing patients through our three reportable business segments: personal care, hospice and home health. As a result of the acquisition of Ambercare on May 1, 2018, we began reporting the hospice and home health segments.

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

The tables below set forth information about our reportable segments for the years ended December 31, 2018, 2017 and 2016 along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements. Segment assets are not reviewed by the company’s chief decision makers and therefore are not disclosed below.

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

	For the Year Ended December 31, 2018
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$492,413	$18,850	$6,856	$518,119
Cost of services revenues	365,264	10,010	4,569	379,843
Gross profit	127,149	8,840	2,287	138,276
Provision for doubtful accounts	265	5	2	272
General and administrative expenses	44,463	3,737	1,543	49,743
Segment operating income	$82,421	$5,098	$742	$88,261

	For the Year Ended December 31, 2017
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$425,994	$—	$—	$425,994
Cost of services revenues	310,119	—	—	310,119
Gross profit	115,875	—	—	115,875
Provision for doubtful accounts	8,409	—	—	8,409
General and administrative expenses	35,655	—	—	35,655
Segment operating income	$71,811	$—	$—	$71,811

	For the Year Ended December 31, 2016
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$400,929	$—	$—	$400,929
Cost of services revenues	294,593	—	—	294,593
Gross profit	106,336	—	—	106,336
Provision for doubtful accounts	7,373	—	—	7,373
General and administrative expenses	37,927	—	—	37,927
Segment operating income	$61,036	$—	$—	$61,036

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

	For the Years Ended December 31,
	(Amounts in Thousands)
	2018	2017	2016
Segment Reconciliation:
Total segment operating income	$88,261	$71,811	$61,036

Items not allocated at segment level:
Other general and administrative expenses	55,282	41,247	38,913
Loss (gain) on sale of assets	38	(2,467)	—
Depreciation and amortization	8,642	6,663	6,647
Interest income	(2,592)	(66)	(2,812)
Interest expense	5,016	4,472	2,332
Other income	—	(217)	(206)
Income before income taxes	$21,875	$22,179	$16,162

18. Significant Payors

For 2018, 2017 and 2016, our revenue by payor type was as follows:

	Personal Care
	2018		2017		2016
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
State, local and other governmental programs	$286,787	58.2%	$273,525	64.2%	$282,540	70.5%
Managed care organizations	173,884	35.3	140,993	33.1	104,413	26.0
Private pay	20,060	4.1	8,739	2.1	9,644	2.4
Commercial insurance	6,190	1.3	2,737	0.6	4,332	1.1
Other	5,492	1.1	—	—	—	—
Total personal care segment net service revenues	$492,413	100.0%	$425,994	100.0%	$400,929	100.0%

	Hospice
	2018
	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$17,652	93.6%
Managed care organizations	1,047	5.6
Other	151	0.8
Total segment net service revenues	$18,850	100.0%

	Home Health
	2018
	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$6,034	88.0%
Managed care organizations	752	11.0
Other	70	1.0
Total segment net service revenues	$6,856	100.0%

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Company derives a significant amount of its net service revenues from its operations in Illinois, New York and New Mexico. The percentages of total revenue for each of these significant states for 2018, 2017 and 2016 were as follows:

	Personal Care
	2018		2017		2016
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Illinois	$233,990	47.5%	$224,257	52.6%	$215,162	53.6%
New York	65,117	13.2	37,588	8.8	51,718	12.9
New Mexico	58,914	12.0	58,360	13.7	29,924	7.5
All other states	134,392	27.3	105,789	24.9	104,125	26.0
Total personal care segment net service revenues	$492,413	100.0%	$425,994	100.0%	$400,929	100.0%

	Hospice
	2018
	Amount (in Thousands)	% of Segment Net Service Revenues
New Mexico	$18,850	100.0%
Total hospice segment net service revenues	$18,850	100.0%

	Home Health
	2018
	Amount (in Thousands)	% of Segment Net Service Revenues
New Mexico	$6,856	100.0%
Total home health segment net service revenues	$6,856	100.0%

A substantial portion of the Company’s net service revenues and accounts receivables are derived from services performed for federal, state and local governmental agencies. The Illinois Department on Aging accounted for 31.0%, 36.5% and 42.1% of the Company’s net service revenues for 2018, 2017, and 2016, respectively.

The related receivables due from the Illinois Department on Aging represented 22.5% and 37.5% of the Company’s net accounts receivable at December 31, 2018 and 2017, respectively.

19. Concentration of Cash

The Company owns financial instruments that potentially subject the Company to significant concentrations of credit risk include cash. The Company maintains cash with financial institutions which, at times, may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk on cash.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

20. Unaudited Summarized Quarterly Financial Information

The following is a summary of the Company’s unaudited quarterly results of operations. See Note 2. Corrections to Prior Period Financial Statements.

	Year Ended December 31, 2018				Year Ended December 31, 2017
	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
	(Amounts and Shares in Thousands, Except Per Share Data)
Net service revenues	$139,669	$137,716	$131,258	$109,476	$112,028	$108,662	$103,629	$101,675
Gross profit	37,810	36,790	35,743	27,933	30,785	29,123	28,581	27,386
Operating income from continuing operations	6,809	5,988	6,913	4,589	7,470	5,877	5,991	7,030
Net income from continuing operations	4,542	3,631	4,318	4,886	3,000	3,464	2,756	4,314
Earnings from discontinued operations	126	—	—	—	147	—	—	—
Net income	$4,668	$3,631	$4,318	$4,886	$3,147	$3,464	$2,756	$4,314
Average shares outstanding:
Basic	12,964	12,179	11,533	11,502	11,488	11,486	11,470	11,434
Diluted	13,381	12,569	11,838	11,696	11,638	11,631	11,622	11,581
Income per common share:
Basic
Continuing operations	$0.35	$0.29	$0.37	$0.42	$0.26	$0.30	$0.24	$0.38
Discontinued operations	0.01	—	—	—	0.01	—	—	—
Basic net income per share	$0.36	$0.29	$0.37	$0.42	$0.27	$0.30	$0.24	$0.38
Diluted net income per share
Continuing operations	$0.34	$0.28	$0.36	$0.42	$0.26	$0.29	$0.24	$0.37
Discontinued operations	0.01	—	—	—	0.01	—	—	—
Diluted net income per share	$0.35	$0.28	$0.36	$0.42	$0.27	$0.29	$0.24	$0.37

As described in Note 2 above, the Company identified errors in the Company’s previously issue Consolidated Financial Statements related to revenues and provision for doubtful accounts. The following are the effects of the corrections, of the errors on the Company’s unaudited quarterly results of operations.

	For the Three Months Ended March 31, 2018			For the Three Months Ended March 31, 2017
	Previously reported	Adjusted	As adjusted	Previously reported	Adjusted	As adjusted
	(Amounts and Shares in Thousands, Except Per Share Data)
Net service revenues	$109,448	$28	$109,476	$101,606	$69	$101,675
Gross profit	27,905	28	27,933	27,317	69	27,386
Operating income from continuing operations	4,561	28	4,589	6,961	69	7,030
Net income from continuing operations	4,858	28	4,886	4,259	55	4,314
Net income	4,858	28	4,886	4,259	55	4,314
Income per common share:
Basic	$0.42	$—	$0.42	$0.37	$0.01	$0.38
Diluted	$0.42	$—	$0.42	$0.37	$—	$0.37

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

	For the Three Months Ended June 30, 2018			For the Three Months Ended June 30, 2017
	Previously reported	Adjusted	As adjusted	Previously reported	Adjusted	As adjusted
	(Amounts and Shares in Thousands, Except Per Share Data)
Net service revenues	$131,237	$21	$131,258	$103,559	$70	$103,629
Gross profit	35,722	21	35,743	28,511	70	28,581
Operating income from continuing operations	6,892	21	6,913	5,921	70	5,991
Net income from continuing operations	4,297	21	4,318	2,700	56	2,756
Net income	4,297	21	4,318	2,700	56	2,756
Income per common share:
Basic	$0.37	$—	$0.37	$0.24	$—	$0.24
Diluted	$0.36	$—	$0.36	$0.23	$0.01	$0.24

	For the Three Months Ended September 30, 2018			For the Three Months Ended September 30, 2017
	Previously reported	Adjusted	As adjusted	Previously reported	Adjusted	As adjusted
	(Amounts and Shares in Thousands, Except Per Share Data)
Net service revenues	$137,631	$85	$137,716	$108,592	$70	$108,662
Gross profit	36,705	85	36,790	29,053	70	29,123
Operating income from continuing operations	5,903	85	5,988	5,807	70	5,877
Net income from continuing operations	3,546	85	3,631	3,408	56	3,464
Net income	3,546	85	3,631	3,408	56	3,464
Income per common share:
Basic	$0.29	$—	$0.29	$0.30	$—	$0.30
Diluted	$0.28	$—	$0.28	$0.29	$—	$0.29

	For the Three Months Ended December 30, 2017
	Previously reported	Adjusted	As adjusted
	(Amounts and Shares in Thousands, Except Per Share Data)
Net service revenues	$111,958	$70	$112,028
Gross profit	30,715	70	30,785
Operating income from continuing operations	7,550	(80)	7,470
Net income from continuing operations	3,094	(94)	3,000
Net income	3,241	(94)	3,147
Income per common share:
Basic	$0.28	$(0.01)	$0.27
Diluted	$0.28	$(0.01)	$0.27

VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE II

(Amounts in Thousands)

Allowance for doubtful accounts	Balance at beginning of period	Additions/ charges	Deductions*	Balance at end of period
Year ended December 31, 2018
Allowance for doubtful accounts	$10,537	272	10,138	$671
Year ended December 31, 2017
Allowance for doubtful accounts	$7,363	8,259	5,085	$10,537
Year ended December 31, 2016
Allowance for doubtful accounts	$4,850	7,373	4,860	$7,363

*	Write-offs, net of recoveries

In 2018, subsequent adjustments that are determined to be the result of an adverse change in the payor’s ability to pay are recognized as provision for doubtful accounts with the adoption of ASU 2014-09, Revenue from Contracts with Customers. We recorded $9.7 million for the year ended December 31, 2018 as a reduction to revenue that would have been recorded as provision for doubtful accounts under the prior revenue recognition guidance.