Form 10-Q
period 2019-03-31
Addus HomeCare Corp
filed 2019-05-09
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

(469) 535-8200

(Registrant’s telephone number, including area code)Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	ADUS	The Nasdaq Global Market

As of April 30, 2019, Addus HomeCare Corporation had 13,182,598 shares of Common Stock outstanding.

ADDUS HOMECARE CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2019 and December 31, 2018

(Amounts and Shares in Thousands, Except Per Share Data)

	(Unaudited)	(Audited)
	March 31, 2019	December 31, 2018
Assets
Current assets
Cash	$66,170	$70,406
Accounts receivable, net of allowances	120,143	108,000
Prepaid expenses and other current assets	7,146	7,098
Total current assets	193,459	185,504
Property and equipment, net of accumulated depreciation and amortization	10,843	10,658
Other assets
Goodwill	135,399	135,442
Intangibles, net of accumulated amortization	22,531	23,784
Operating lease assets, net	16,691	—
Total other assets	174,621	159,226
Total assets	$378,923	$355,388
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$11,506	$12,238
Accrued payroll	24,139	22,449
Accrued expenses	17,202	11,648
Accrued workers' compensation insurance	14,537	15,169
Total current liabilities	67,384	61,504
Long-term liabilities
Long-term debt, less current portion, net of debt issuance costs	17,375	17,222
Long-term operating lease liabilities	11,679	—
Deferred tax liabilities, net	615	494
Other long-term liabilities	242	635
Total long-term liabilities	29,911	18,351
Total liabilities	$97,295	$79,855
Stockholders’ equity
Common stock—$.001 par value; 40,000 authorized and 13,178 and 13,126 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	$13	$13
Additional paid-in capital	178,916	177,683
Retained earnings	102,699	97,837
Total stockholders’ equity	281,628	275,533
Total liabilities and stockholders’ equity	$378,923	$355,388

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2019 and 2018

(Amounts and Shares in Thousands, Except Per Share Data)

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Net service revenues	$139,254	$109,476
Cost of service revenues	101,680	81,543
Gross profit	37,574	27,933
General and administrative expenses	29,257	21,537
Depreciation and amortization	2,074	1,807
Total operating expenses	31,331	23,344
Operating income	6,243	4,589
Interest income	(215)	(2,322)
Interest expense	618	910
Total interest expense (income), net	403	(1,412)
Income before income taxes	5,840	6,001
Income tax expense	978	1,115
Net income	$4,862	$4,886
Net income per common share
Basic income per share	$0.37	$0.42
Diluted income per share	$0.36	$0.42
Weighted average number of common shares and potential common shares outstanding:
Basic	12,995	11,502
Diluted	13,381	11,696

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2019 and 2018

(Amounts and Shares in Thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2019	13,126	$13	$177,683	$97,837	$275,533
Issuance of shares of common stock under restricted stock award agreements	52	—	—	—	—
Stock-based compensation	—	—	1,233	—	1,233
Net income	—	—	—	4,862	4,862
Balance at March 31, 2019	13,178	$13	$178,916	$102,699	$281,628

Balance at January 1, 2018	11,632	$12	$95,963	$80,334	$176,309
Issuance of shares of common stock under restricted stock award agreements	60	—	—	—	—
Forfeiture of shares of common stock under restricted stock award agreements	(2)	—	—	—	—
Stock-based compensation	—	—	859	—	859
Shares issued for exercise of stock options	1		24	—	24
Net income	—	—	—	4,886	4,886
Balance at March 31, 2018	11,691	$12	$96,846	$85,220	$182,078

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2019 and 2018

(Amounts in Thousands)

(Unaudited)

	For the Three Months
	Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$4,862	$4,886
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	2,074	1,807
Deferred income taxes	121	129
Stock-based compensation	1,233	859
Amortization of debt issuance costs under the credit facility	161	147
Provision for doubtful accounts	57	78
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(12,989)	5,599
Prepaid expenses and other current assets	2,494	1,161
Accounts payable	(689)	2,092
Accrued expenses and other long-term liabilities	(521)	(2,482)
Net cash (used in) provided by operating activities	(3,197)	14,276
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	(3,283)
Purchases of property and equipment	(1,006)	(416)
Net cash used in investing activities	(1,006)	(3,699)
Cash flows from financing activities:
Payments on term loan- credit facility	—	(563)
Payments for debt issuance costs under the credit facility	—	(18)
Payments on financing lease obligations	(33)	(368)
Cash received from exercise of stock options	—	24
Net cash used in financing activities	(33)	(925)
Net change in cash	(4,236)	9,652
Cash, at beginning of period	70,406	53,754
Cash, at end of period	$66,170	$63,406
Supplemental disclosures of cash flow information:
Cash paid for interest	$723	$766
Cash paid for income taxes	1,082	1,187
Supplemental disclosures of non-cash investing and financing activities:
Contingent and deferred consideration accrued for acquisition	$—	$847

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Operations, Consolidation, and Presentation of Financial Statements

Addus HomeCare Corporation (“Holdings”) and its subsidiaries (together with Holdings, the “Company”, “we”, “us” or “our”) operate as a multi-state provider of three distinct but related business segments providing in-home services. In its personal care services segment, the Company provides non-medical assistance with activities of daily living, primarily to persons who are at increased risk of hospitalization or institutionalization, such as the elderly, chronically ill or disabled. In its hospice segment, the Company provides physical, emotional and spiritual care for people who are terminally ill as well as related services for their families. In its home health segment, the Company provides services that are primarily medical in nature to individuals who may require assistance during an illness or after hospitalization and include skilled nursing and physical, occupational and speech therapy.

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements and related notes have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements and should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2018 included in our Annual Report on Form 10-K, which includes information and disclosures not included herein.

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

Principles of Consolidation

These Unaudited Condensed Consolidated Financial Statements include the accounts of Addus HomeCare Corporation, and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Reclassification of Prior Period Balances

Certain reclassifications have been made to prior period amounts to conform to the current-year presentation. These reclassifications have no effect on the reported net income.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use (“ROU”) asset for all leases, including operating leases, with a term greater than twelve months in their balance sheets. For income statement recognition purposes, leases will be classified as either a finance or an operating lease. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provided entities with additional and optional transition method. We elected to adopt the standard effective January 1, 2019 using the modified retrospective transition method. We elected the package of practical expedients available for expired or existing contracts, which allowed us to carryforward our historical assessments of (1) whether contracts are, or contain, leases, (2) lease classification and (3) initial direct costs. The Company secured new software to account for the change in accounting for leases. In addition, the Company is designing and implementing new processes and controls. The most significant changes relate to the recognition of right-of-use assets and significant lease liabilities on our consolidated balance sheet as a result of our operating lease obligations, as well as the impact of new disclosure requirements. Adoption of the new standard did not have a significant impact to our results of operations or liquidity.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. Under the new standard, entities holding financial assets and net investment in leases that are not accounted for at fair value through net income are to be presented at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. ASU 2016-13 is effective as of January 1, 2020. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new guidance eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on the current Step 1). ASU 2017-04 is effective for annual and any interim impairment tests for periods beginning after December 15, 2019. Adoption of the new standard is not expected to have an impact to our results of operations or liquidity.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. ASU 2018-15 requires customers in a hosting arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification (“ASC”) 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The Company is currently assessing the impact of adopting this standard.

2. Summary of Significant Accounting Policies

Revenue Recognition

Personal Care Revenue

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

Hospice Revenue

The Company generates net service revenues from providing hospice services to terminally ill consumers and their families. Net service revenues are recognized as services are provided and costs for delivery of such services are incurred. The estimated payment rates are daily rates for each of the levels of care the Company delivers. Hospice companies are subject to two specific payment limit caps under the Medicare program each federal fiscal year, the inpatient cap and the aggregate cap. The inpatient cap limits the number of inpatient care days provided to no more than 20% of the total days of hospice care provided to Medicare patients for the year. The aggregate cap limits the amount of Medicare reimbursement a hospice may receive, based on the number of Medicare patients served. For the three months ended March 31, 2019, the Company was below the payment limits and did not record a cap liability.

Home Health Revenue

The Company also generates net service revenues from providing home healthcare services directly to consumers mainly under contracts with Medicare and managed care organizations. Generally, these contracts, which are negotiated based on current contracting practices as appropriate for the payor, establish the terms of a relationship and set the broad range of terms for services to be performed on an episodic basis at a stated rate. Home health Medicare services are paid under the Medicare Home Health Prospective Payment System (“HHPPS”), which is based on a 60-day episode of care. The HHPPS permits multiple, continuous episodes per patient. Medicare payment rates for episodes under HHPPS vary based on the severity of the patient’s condition as determined by assessment of a patient’s Home Health Resource Group score. The Company elects to use the same 60-day length of episode that Medicare recognizes as standard but accelerates revenue upon discharge to align with a patient’s episode length if less than the expected 60 days, which depicts the transfer of services and related benefits received by the patient over the term of the contract necessary to satisfy the obligations. The Company recognizes revenue based on the number of days elapsed during an episode of care within the reporting period. The Company satisfies its performance obligations as consumers receive and consume the benefits provided by the Company as the services are performed. As the Company has a right to reimbursement from Medicare commensurate with the services provided to customers from the performance completed over a given episodic period, the Company has elected to use the practical expedient for measuring progress toward satisfaction of performance obligations. Under this method recognizing revenue ratably over the episode based on beginning and ending dates is a reasonable proxy for the transfer of benefit of the service.

Implicit Price Concessions

We record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record self-pay revenues at the estimated amounts we expect to collect. The estimates for implicit price concessions are based upon management’s assessment of historical write offs and expected net collections, business and economic conditions, trends in federal, state and private employer health care coverage and other collection indicators. The Company recorded $2.2 million and $2.0 million for the three months ended March 31, 2019 and 2018, respectively, as a reduction to revenue.

Allowance for Doubtful Accounts

We are paid for our services primarily by federal, state and local agencies under Medicaid and Medicare programs, managed care organizations, commercial insurance companies and private consumers. While our accounts receivable are uncollateralized, our credit risk is somewhat limited due to the significance of governmental payors to our financial results of operations. Laws and regulations governing the governmental programs in which we participate are complex and subject to interpretation and change. Subsequent adjustments that are determined to be the result of an adverse change in the payor’s ability to pay are recognized as allowance for doubtful accounts. As of March 31, 2019 and December 31, 2018, the allowance for doubtful accounts balance was $0.8 million and $0.7 million, which is included in the account receivable, net of allowances on the Company’s Unaudited Condensed Consolidated Balance Sheets.

Property and Equipment

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the related assets by use of the straight-line method. Maintenance and repairs are charged to expense as incurred. The estimated useful lives of the property and equipment are as follows:

Computer equipment	3 – 5 years
Furniture and equipment	5 – 7 years
Transportation equipment	5 years
Computer software	3 –10 years
Leasehold improvements	Lesser of useful life or lease term

Goodwill

The Company’s carrying value of goodwill is the excess of the purchase price over the fair value of the net assets acquired from various acquisitions. In accordance with ASC Topic 350, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite useful lives are not amortized. The Company tests goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. The Company may use a qualitative test, known as “Step 0,” or a two-step quantitative method to determine whether impairment has occurred. In Step 0, the Company can elect to perform an optional qualitative analysis and based on the results can skip the two-step analysis. Additionally, it is the Company’s policy to update the fair value calculation of our reporting units and perform the quantitative goodwill impairment test on a periodic basis. In 2018, the Company performed the quantitative analysis to evaluate whether an impairment occurred. The Company concluded that there were no impairments for the year ended December 31, 2018. No impairment charges were recorded for the three months ended March 31, 2019 or 2018. As of March 31, 2019 and December 31, 2018, goodwill was $135.4 million, included in the Company’s Unaudited Condensed Consolidated Balance Sheets.

Intangible Assets

The Company’s identifiable intangible assets consist of customer and referral relationships, trade names, trademarks, state licenses and non-compete agreements. The Company uses various valuation techniques to determine initial fair value of its intangible assets, including relief-from-royalty, income approach methods, and discounted cash flow analysis, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy in ASC 820, Fair Value Measurement. Under these valuation approaches, we are required to make estimates and assumptions about future market growth and trends, forecasted revenue and costs, expected periods over which the assets will be utilized, appropriate discount rates and other variables. The Company bases its fair value estimates on assumptions the Company believes to be reasonable but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

Amortization is computed using straight-line and accelerated methods based upon the estimated useful lives of the respective assets, which range from three to twenty-five years and assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company would recognize an impairment loss when the estimated future non-discounted cash flows associated with the intangible asset are less than the carrying value. An impairment charge would then be recorded for the excess of the carrying value over the fair value. The Company estimates the fair value of these intangible assets using the income approach. In accordance with ASC Topic 350, Goodwill and Other Intangible Assets, intangible assets with indefinite useful lives are not amortized. We test intangible assets with indefinite useful lives for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. No impairment charge was recorded for the three months ended March 31, 2019 and 2018. As of March 31, 2019 and December 31, 2018, intangibles, net of accumulated depreciation and amortization was $22.5 million and $23.8 million, respectively, included in the Company’s Unaudited Condensed Consolidated Balance Sheets.

Debt Issuance Costs

The Company amortizes debt issuance costs on a straight-line method over the term of the related debt. This method approximates the effective interest method. Debt issuance costs are classified as a current portion of long-term debt or long-term debt, less current portion as of March 31, 2019 and December 31, 2018.

Workers’ Compensation Program

The Company’s workers’ compensation insurance program has a $0.4 million deductible component. The Company recognizes its obligations associated with this program in the period the claim is incurred. The cost of both the claims reported and claims incurred but not reported, up to the deductible, have been accrued based on historical claims experience, industry statistics and an actuarial analysis performed by an independent third party. The Company monitors its claims quarterly and adjusts its reserves accordingly. These costs are recorded primarily as the cost of services on the Company’s Unaudited Condensed Consolidated Statements of Income. As of March 31, 2019 and December 31, 2018, the Company recorded $14.5 million and $15.2 million, respectively, in workers’ compensation insurance. As of March 31, 2019 and December 31, 2018, the Company recorded $1.6 million and $1.7 million, respectively, in workers’ compensation insurance recovery receivables. The workers’ compensation insurance recovery receivable is included in prepaid expenses and other current assets on the Company’s Unaudited Condensed Consolidated Balance Sheets.

Interest Income

Illinois law entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received. For the three months ended March 31, 2019, the Company received $0.1 million in prompt payment interest. For the three months ended March 31, 2018, the Company received $2.3 million in prompt payment interest.

Interest Expense

The Company’s interest expense consists of interest and unused credit line fees on its credit facilities, its Terminated Senior Credit Facility (as defined herein), and interest on its financing lease obligations, which is reported in the statement of income when incurred.

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

Stock-based Compensation

The Company currently has one stock incentive plan, the 2017 Omnibus Incentive Plan (the “2017 Plan”), under which new grants of stock-based employee compensation may be made. In addition, the Company has outstanding awards under its 2009 Stock Incentive Plan, as amended and restated. The Company accounts for stock-based compensation in accordance with ASC Topic 718, Stock Compensation. Under the 2017 Plan, compensation expense is recognized on a straight-line basis over the vesting period of the equity awards based on the grant date fair value of the options and restricted stock awards. The Company uses the Black-Scholes Option Pricing Model to value the Company’s options. The determination of the fair value of stock-based payments utilizing the Black-Scholes Model is affected by the Company’s stock price and a number of assumptions, including expected volatility, risk-free interest rate, expected term, and expected dividends yield. Stock-based compensation expense was $1.2 million and $0.9 million for the three months ended March 31, 2019 and 2018, respectively.

Diluted Net Income Per Common Share

Diluted net income per common share, calculated on the treasury stock method, is based on the weighted average number of shares outstanding during the period. The Company’s outstanding securities that may potentially dilute the common stock are stock options and restricted stock awards.

Included in the Company’s calculation of diluted earnings per share for the three months ended March 31, 2019 were approximately 685,000 stock options outstanding, of which approximately 303,000 were dilutive. In addition, there were approximately 153,000 restricted stock awards outstanding, 83,000 of which were dilutive for the three months ended March 31, 2019.

Included in the Company’s calculation of diluted earnings per share for the three months ended March 31, 2018 were approximately 746,000 stock options outstanding, of which approximately 129,000 were dilutive. In addition, there were approximately 166,000 restricted stock awards outstanding, 65,000 of which were dilutive for the three months ended March 31, 2018.

Estimates

The financial statements are prepared by management in conformity with GAAP and include estimated amounts and certain disclosures based on assumptions about future events. The Company’s critical accounting estimates include the following areas: implicit price concessions, the allowance for doubtful accounts, reserve for self-insurance claims, accounting for stock-based compensation, accounting for lease incremental borrowing rates, accounting for income taxes, business combinations and when required, the quantitative assessment of goodwill. Actual results could differ from those estimates.

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

Going Concern

In connection with the preparation of the financial statements for the three months ended March 31, 2019 and 2018, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the entity’s ability to continue as a going concern within one year after the date of the issuance, or the date of availability, of the financial statements to be issued. The evaluation concluded that there did not appear to be evidence of substantial doubt of the entity’s ability to continue as a going concern.

3. Leases

During the quarter ended March 31, 2019, we adopted ASU 2016-02, Leases (Topic 842), which requires leases with durations greater than twelve months to be recognized on the balance sheet. We adopted the standard using the modified retrospective approach with an effective date as of the beginning of our fiscal year, January 1, 2019. Prior year financial statements were not recast under the new standard and, therefore, those amounts are not presented below. We elected the package of practical expedients available for expired or existing contracts, which allowed us to carryforward our historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. We also elected the practical expedients available for the consistent treatment of short-term leases for month-to-month leases and leases with a remaining term of less than one year and for all classes of assets we elected the practical expedient to aggregate lease and non-lease components.

We have historically had operating leases for local branches, our corporate headquarters and certain equipment, with lease expiration dates through 2029. Certain of our arrangements have free rent periods or escalating rent payment provisions. We recognize rent expense on a straight-line basis over the lease term. Our leases generally contain renewal options for periods ranging from one to five years. Because we are not reasonably certain to exercise these renewal options, the options generally are not considered in determining the lease term, and payments associated with the option years are excluded from lease payments.

When available, we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement.

Amounts reported in the Company’s Unaudited Condensed Consolidated Balance Sheets as of March 31, 2019 for our operating leases were as follows:

The Three Months Ended March 31, (Amounts in Thousands)
2019
Operating lease right of use assets, net	$16,691
Short-term operating lease liabilities (in Accrued expenses)	5,154
Long-term operating lease liabilities	11,679
Total operating lease liabilities	$16,833

Leases Costs

Components of lease cost were reported in general and administrative expenses in the Company’s Unaudited Condensed Consolidated Statements of Income as follows:

For the Three Months Ended March 31, (Amounts in Thousands)
2019
Operating lease costs	$1,646
Short-term lease costs	64
Total lease cost	$1,710

Lease Term and Discount Rate

Weighted average remaining lease terms and discount rates were as follows:

For the Three Months Ended March 31,
2019
Operating leases:
Weighted average remaining lease term	4.02
Weighted average discount rate	5.75%

Maturity of Lease Liabilities

A summary of our remaining operating lease payments as of March 31, 2019 were as follows:

Operating Leases
(Amounts in Thousands)
Due in 12 month period ended March 31,
2020	$5,747
2021	4,544
2022	3,495
2023	2,248
2024	1,726
Thereafter	1,200
Total future minimum rental commitments	18,960
Less: Imputed interest	(2,127)
Total lease liabilities	$16,833

Supplemental cash flow information

For the Three Months Ended March 31, (Amounts in Thousands)
2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,639

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	17,660

Financing Leases

Some of our financing leases include provisions to purchase the asset at the conclusion of the lease. The treatment of these leases remains consistent and the transition does not have an impact on the accounting for these leases.

As of March 31, 2019 and December 31, 2018 the Company has various financing leases (the underlying assets are included in “Property and equipment net of accumulated depreciation and amortization” in the accompanying the Company’s Unaudited Condensed Consolidated

Balance Sheets). The financing lease obligations totaled $48,000 and $0.1 million at March 31, 2019 and December 31, 2018, respectively, the current portion is recorded in accrued expense and the long-term portion is recorded in long-term debt, less current portion, net of debt issuance cost in the Company’s Unaudited Condensed Consolidated Balance Sheets. These require monthly payments through August 2020 and have implicit interest rates that range from 3.64% to 7.72%. At the end of the term, the Company has the option to purchase the assets for $1 per lease agreement.

4. Acquisitions

On May 1, 2018, the Company completed its acquisition of all the outstanding securities of Ambercare Corporation (“Ambercare”). The purchase price was approximately $39.6 million plus the amount of excess cash held by Ambercare at closing (approximately $12.0 million). The purchase of Ambercare was funded by a delayed draw term loan under the Company’s credit facility. With the purchase of Ambercare, the Company expanded its New Mexico personal care operations and acquired its hospice and home health segments in the state of New Mexico. The related integration costs of $0.1 million for the three months ended March 31, 2019, were included in general and administrative expenses on the Company’s Unaudited Condensed Consolidated Statements of Income, and were expensed as incurred. The results of Ambercare are included on the Company’s Unaudited Condensed Consolidated Statements of Income from the date of the acquisition.

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

Total (Amounts in Thousands)
Goodwill	$28,831
Cash	12,028
Identifiable intangible assets	9,944
Accounts receivable	6,512
Other assets	442
Property and equipment	154
Accrued liabilities	(4,073)
Deferred tax liability	(2,138)
Financing lease	(75)
Accounts payable	(3)
Total purchase price allocation	$51,622

Management’s assessment of qualitative factors affecting goodwill for Ambercare includes estimates of market share at the date of purchase, ability to grow in the market, synergy with existing Company operations, and the payor profile in the market.

The Company acquired all of the outstanding stock of Ambercare. Identifiable intangible assets acquired consist of trade names and customer relationships, with estimated useful lives ranging from three to fifteen years, as well as indefinite lived state licenses. The preliminary estimated fair value of identifiable intangible assets was determined, using Level 3 inputs as defined under ASC Topic 820, with the assistance of a valuation specialist. The goodwill and intangible assets acquired are non-deductible for tax purposes.

The Ambercare acquisition accounted for $14.8 million of net service revenues and $3.4 million of net income prior to corporate allocation for the three months ended March 31, 2019.

On April 1, 2018, the Company acquired certain assets of Arcadia Home Care & Staffing (“Arcadia”), expanding its personal care services. The total consideration for the transaction was $18.9 million and was funded by a delayed draw term loan under the Company’s credit facility. The related integration costs of $0.1 million for the three months ended March 31, 2019, were included in general and administrative expenses on the Company’s Unaudited Condensed Consolidated Statements of Income, and were expensed as incurred. The results of operations from this acquired entity are included in the Company’s Unaudited Condensed Consolidated Statements of Income from the date of the acquisition.

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

Identifiable intangible assets acquired consist of trade name, customer relationships and state licenses, with estimated useful lives ranging from seven to fifteen years. The preliminary estimated fair value of identifiable intangible assets was determined, using Level 3 inputs as defined under ASC Topic 820, with the assistance of a valuation specialist. The goodwill and intangible assets acquired are deductible for tax purposes.

The Arcadia acquisition accounted for $10.3 million of net service revenues and $1.3 million of net income prior to corporate allocation for the three months ended March 31, 2019.

During the fourth quarter of 2018, the Company acquired certain assets of affiliate branches of Arcadia for $0.6 million using cash on hand, the Company recorded goodwill of $0.6 million on the Company’s Unaudited Condensed Consolidated Balance Sheets. Goodwill generated from the acquisition is primarily attributable to expected synergies with existing Company operations and the goodwill acquired is deductible for tax purposes. Pro forma results of the operations related to the acquisition are not included in the pro forma presentation as they are not material to the Company’s Unaudited Condensed Consolidated Statements of Income.

Effective January 1, 2018, the Company acquired certain assets of LifeStyle Options, Inc. (“LifeStyle”) in order to expand private pay services in Illinois. The total consideration for the transaction was $4.1 million, comprised of $3.3 million in cash and $0.8 million, representing the preliminary estimated fair value of contingent consideration, subject to the achievement of certain performance targets set forth in an earn-out agreement. As of December 31, 2018, the performance targets were not met and the Company remeasured the earn-out to fair value. The related acquisition costs of $48,000 for the three months ended March 31, 2018 were included in general and administrative expenses on the Company’s Unaudited Condensed Consolidated Statements of Income, and were expensed as incurred. The results of operations from this acquired entity are included in the Company’s Unaudited Condensed Consolidated Statements of Income from the date of the acquisition.

The Company’s acquisition of LifeStyle has been accounted for in accordance with ASC Topic 805 and the resulting goodwill and other intangible assets was accounted for under ASC Topic 350. The acquisition was recorded at its fair value as of January 1, 2018. Under business combination accounting, the LifeStyle purchase price was $4.1 million and was allocated to LifeStyle’s net tangible and identifiable intangible assets based on their estimated fair values. Based upon management’s valuation, the total purchase price is final and has been allocated as follows:

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

Identifiable intangible assets acquired consist of trade name and customer relationships, with estimated useful lives ranging from ten to fifteen years. The estimated fair value of identifiable intangible assets was determined, using Level 3 inputs as defined under ASC Topic 820, with the assistance of a valuation specialist. The goodwill and intangible assets acquired are deductible for tax purposes.

The LifeStyle acquisition accounted for $1.2 million of net service revenues and $0.0 million of net income prior to corporate allocation for the three months ended March 31, 2019.

The following table contains unaudited pro forma condensed consolidated income statement information of the Company had the acquisitions of Ambercare and Arcadia closed on January 1, 2018.

	For the Three Months Ended March 31, (Amounts in Thousands)
	2019	2018
Net service revenues	$139,254	$138,218
Operating income	6,486	11,583
Net income	5,105	7,852
Net income per common share
Basic income per share	$0.39	$0.68
Diluted income per share	$0.38	$0.67

The pro forma disclosures in the table above include adjustments for amortization of intangible assets, tax expense and acquisition costs to reflect results that are more representative of the combined results of the transactions as if Ambercare and Arcadia had been acquired effective January 1, 2018. This pro forma information is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred. In addition, future results may vary significantly from the results reflected in the pro forma information. The unaudited pro forma financial information does not reflect the impact of future events that may occur after the acquisition, such as anticipated cost savings from operating synergies.

5. Goodwill and Intangible Assets

A summary of the goodwill activity for the three months ended March 31, 2019 is provided below:

	Goodwill
	Personal Care	Hospice	Home Health	Total
	(Amounts in Thousands)
Goodwill as of December 31, 2018	$112,377	$22,200	$865	$135,442
Adjustments to previously recorded goodwill	(43)	—	—	(43)
Goodwill as of March 31, 2019	$112,334	$22,200	$865	$135,399

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

The carrying amount and accumulated amortization of each identifiable intangible asset category consisted of the following as of March 31, 2019:

	Customer and referral relationships	Trade names and trademarks	Non- competition agreements	State Licenses	Total
	(Amounts in Thousands)
Intangible assets with indefinite lives:	—	—	—	2,871	2,871
Intangible assets subject to amortization:
Gross carrying amount	42,356	21,551	2,155	241	66,303
Accumulated amortization	(33,436)	(11,175)	(2,009)	(23)	(46,643)
Net book value, intangible assets subject to amortization	8,920	10,376	146	218	19,660
Total intangible assets at March 31, 2019	$8,920	$10,376	$146	$3,089	$22,531

Amortization expense related to the identifiable intangible assets amounted to $1.3 million for the three months ended March 31, 2019 and 2018.

The weighted average remaining lives of identifiable intangible assets as of March 31, 2019 is 8.7 years.

The estimated future intangible amortization expense is as follows:

For the Three Months Ended March 31, 2019	Total (Amounts in Thousands)
Remainder of 2019	3,760
2020	3,400
2021	2,758
2022	1,724
2023	1,406
Thereafter	6,612
Total intangible assets subject to amortization	$19,660

6. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consisted of the following:

	March 31, 2019	December 31, 2018
	(Amounts in Thousands)
Workers’ compensation insurance receivable	$1,564	$1,692
Prepaid workers’ compensation and liability insurance	1,152	1,840
Health insurance receivable	676	564
Other	3,754	3,002
	$7,146	$7,098

Accrued expenses consisted of the following:

	March 31, 2019	December 31, 2018
	(Amounts in Thousands)
Current portion of operating lease liabilities	$5,154	$—
Accrued health insurance (1)	3,681	3,926
Accrued professional fees	2,096	2,260
Accrued payroll taxes	1,585	769
Other	4,686	4,693
	$17,202	$11,648

(1)

The Company provides health insurance coverage to qualified union employees providing personal care services in Illinois through a Taft-Hartley multi-employer health and welfare plan under Section 302(c)(5) of the Labor Management Relations Act of 1947. The Company’s insurance contributions equal the amount reimbursed by the state of Illinois. Contributions are due within five business days from the date the funds are received from the state. Amounts due of $0.7 million and $0.6 million for health insurance reimbursements and contributions were reflected in prepaid insurance and accrued insurance as of March 31, 2019 and December 31, 2018, respectively.

7. Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2019	December 31, 2018
	(Amounts in Thousands)
Revolving loan under the credit facility	$20,000	$20,000
Financing leases	48	81
Less unamortized issuance costs	(2,636)	(2,797)
Total	$17,412	$17,284
Less current maturities	(37)	(62)
Long-term debt	$17,375	$17,222

Amended and Restated Senior Secured Credit Facility

On October 31, 2018, the Company amended and restated its Existing Credit Agreement, as hereinafter defined (the “Credit Agreement,” and together with the Existing Credit Agreement, our “amended and restated credit facility” or “credit facility”) with certain lenders and Capital One, National Association as a lender and swing line lender and as agent for all lenders. This amended and restated credit facility totals $269.6 million, inclusive of a $250.0 million revolving loan and a $19.6 million delayed draw term loan, and is evidenced by the Credit

Agreement. This amended and restated credit facility amended and restated the Company’s existing senior secured credit facility totaling $250.0 million. The maturity of this amended and restated credit facility is May 8, 2023, with borrowing under the delayed draw term loan available until June 30, 2019, as extended pursuant to the consent letter, dated January 30, 2019, executed by the Required Lenders (as defined in the Credit Agreement). Interest on the Company’s amended and restated credit facility may be payable at (x) the sum of (i) an applicable margin ranging from 0.75% to 1.50% based on the applicable senior net leverage ratio plus (ii) a base rate equal to the greatest of (a) the rate of interest last quoted by The Wall Street Journal as the “prime rate,” (b) the sum of the federal funds rate plus a margin of 0.50% and (c) the sum of the adjusted LIBOR that would be applicable to a loan with an interest period of one month advanced on the applicable day (not to be less than 0.00%) plus a margin of 1.00% or (y) the sum of (i) an applicable margin ranging from 1.75% to 2.50% based on the applicable senior net leverage ratio plus (ii) the offered rate per annum for similar dollar deposits for the applicable interest period that appears on Reuters Screen LIBOR01 Page (not to be less than zero). Swing loans may not be LIBOR loans. The availability of additional draws under this amended and restated credit facility is conditioned, among other things, upon (after giving effect to such draws) the Total Net Leverage Ratio (as defined in the Credit Agreement) not exceeding 3.75:1.00. In certain circumstances, in connection with a Material Acquisition (as defined in the Credit Agreement), the Company can elect to increase its Total Net Leverage Ratio compliance covenant to 4.25:1.00 for the then current fiscal quarter and the three succeeding fiscal quarters. In connection with this amended and restated credit facility, the Company incurred approximately $0.9 million of debt issuance costs.

Addus HealthCare, Inc. (“Addus HealthCare”) is the borrower, and its parent, Holdings, and substantially all of Holdings’ subsidiaries are guarantors under this amended and restated credit facility, and it is secured by a first priority security interest in all of the Company’s and the other credit parties’ current and future tangible and intangible assets, including the shares of stock of the borrower and subsidiaries. The Credit Agreement contains affirmative and negative covenants customary for credit facilities of this type, including limitations on the Company with respect to liens, indebtedness, guaranties, investments, distributions, mergers and acquisitions and dispositions of assets.

The Company pays a fee ranging from 0.20% to 0.35% based on the applicable senior net leverage ratio times the unused portion of the revolving portion of the amended and restated credit facility.

The Credit Agreement contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The Credit Agreement also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum Interest Coverage Ratio (as defined in the Credit Agreement), a requirement to stay below a maximum Total Net Leverage Ratio (as defined in the Credit Agreement) and a requirement to stay below a maximum permitted amount of capital expenditures, as well as restrictions on guarantees, indebtedness, liens, investments and loans, subject to customary carve outs, a restriction on dividends (provided that Addus HealthCare may make distributions to the Company in an amount that does not exceed $7.5 million in any year absent of an event of default, plus limited exceptions for tax and administrative distributions), a restriction on the ability to consummate acquisitions (without the consent of the lenders) under our credit facility subject to compliance with the Total Net Leverage Ratio (as defined in the Credit Agreement), restrictions on mergers, dispositions of assets, and affiliate transactions, and restrictions on fundamental changes and lines of business. As of March 31, 2019, the Company was in compliance with all its Credit Agreement covenants.

During the three months ended March 31, 2019, the Company had no draws under its credit facility.

As of March 31, 2019, the Company had a total of $20.0 million of revolving loans outstanding with an interest rate of 4.49% on our credit facility and the total availability under the revolving credit loan facility was $141.2 million.

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

8. Income Taxes

A reconciliation of the statutory federal tax rate of 21.0% for the three months ended March 31, 2019 and 2018 is summarized as follows:

	Three Months Ended March 31,
	2019	2018
Federal income tax at statutory rate	21.0%	21.0%
State and local taxes, net of federal benefit	6.1	6.9
Jobs tax credits, net	(6.0)	(10.9)
162(m) disallowance for executive compensation	2.8	2.2
Nondeductible permanent items	0.4	1.0
Excess tax benefit	(7.6)	(1.5)
Effective income tax rate	16.7%	18.7%

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“Tax Reform Act”). The legislation significantly changed U.S. tax law by, among other things, lowering corporate income tax rates. The Tax Reform Act permanently reduced the U.S. corporate income tax rate from a maximum of 35.0% to a flat 21.0% rate, effective January 1, 2018. The effective income tax rate was 16.7% and 18.7% for the three months ended March 31, 2019 and 2018, respectively. The difference between our federal statutory and effective income tax rates are principally due to the inclusion of state taxes and the use of federal employment tax credits.

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

Employment Agreements

During 2017, the Company entered into employment agreements with certain members of senior management. The terms of these agreements are up to four years with the potential to auto-renew and include non-compete, non-solicitation and nondisclosure provisions, as well as provide for defined severance payments in the event of termination. On November 5, 2018 we amended and restated the employment agreements of each of our named executive officers in order to: (i) increase the amount of severance that would be payable on certain terminations of employment in connection with a change in control (as defined in the employment agreements), from two times annual compensation to three times annual compensation (as defined in the employment agreements) in the case of our chief executive officer, and from one times annual compensation to two times annual compensation (as defined in the employment agreements) in the case of our other named executive officers; (ii) provide that the enhanced severance for terminations of employment in connection with a change in control would be payable if the named executive officers self-terminated for good reason (as defined in the employment agreements); (iii) stipulate that severance for terminations of employment in connection with a change in control would include any unpaid bonus for a performance period completed prior to termination (the chief executive officer already had this right); and (iv) adjust the duration of non-competition and non-solicitation periods to match the number of years of annual compensation that the named executive officer would receive in severance.

A substantial percentage of the Company’s workforce is represented by the Service Employees International Union (“SEIU”) through local collective bargaining agreements. These agreements are re-negotiated at various intervals. These negotiations are often initiated when the Company receives increases in hourly reimbursement rates from various state agencies. Upon expiration of these collective bargaining agreements, the Company may not be able to negotiate labor agreements on satisfactory terms with these labor unions.

10. Severance and Restructuring

In 2016, the Company initiated steps to streamline its operations. The Company incurred total expenses related to these initiatives of approximately $0.4 million and $0.5 million for the three months ended March 31, 2019 and 2018, respectively. These costs are included in general and administrative expenses on the Company’s Unaudited Condensed Consolidated Statements of Income. The expenses recorded for the three months ended March 31, 2019 and 2018 included costs related to terminated employees and other professional fees. The Company expects some additional restructuring and other costs to occur, however, the amount and timing cannot be determined at this time.

The following provides the components of and changes in our severance and restructuring accruals:

	Employee Termination Costs	Restructuring and Other
	(Amounts in Thousands)
Balance at December 31, 2018	$80	$585
Provision	65	288
Utilization	(110)	(311)
Balance at March 31, 2019	$35	$562

Employee termination costs represent accrued severance payable to terminated employees with employment and/or separation agreements with the Company. Restructuring and other costs consist of the accrual related to lease commitments and write-offs of leasehold improvements and unused office space and property and equipment resulting from the closure of three adult day services centers in Illinois. These costs are included in accrued expenses on the Unaudited Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018.

11. Segment Information

Operating segments are defined as components of a company that engage in business activities from which it may earn revenues and incur expenses, and for which separate financial information is available and is regularly reviewed by our chief operating decision makers, to assess the performance of the individual segments and make decisions about resources to be allocated to the segments. The Company operates as a multi-state provider of three distinct but related business segments providing in-home services. As a result of the acquisition of Ambercare on May 1, 2018, we began reporting the hospice and home health segments.

In its personal care segment, the Company provides non-medical assistance with activities of daily living, primarily to persons who are at increased risk of hospitalization or institutionalization, such as the elderly, chronically ill and disabled. In its hospice segment, the Company provides physical, emotional and spiritual care for people who are terminally ill as well as related services for their families. In its home health segment, the Company provides services that are primarily medical in nature to individuals who may require assistance during an illness or after hospitalization and include skilled nursing and physical, occupational and speech therapy.

The tables below set forth information about our reportable segments for the three months ended March 31, 2019 and 2018 along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements. Segment assets are not reviewed by the company’s chief decision makers and therefore are not disclosed below.

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

	For the Three Months Ended March 31, 2019
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$128,641	$7,917	$2,696	$139,254
Cost of services revenues	95,995	3,770	1,915	101,680
Gross profit	32,646	4,147	781	37,574
General and administrative expenses	12,539	1,590	686	14,815
Segment operating income	$20,107	$2,557	$95	$22,759

	For the Three Months Ended March 31, 2018
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$109,476	$—	$—	$109,476
Cost of services revenues	81,543	—	—	81,543
Gross profit	27,933	—	—	27,933
General and administrative expenses	9,637	—	—	9,637
Segment operating income	$18,296	$—	$—	$18,296

	For the Three Months Ended March 31,
	2019	2018
	(Amounts in Thousands)
Segment Reconciliation:
Total segment operating income	$22,759	$18,296

Items not allocated at segment level:
Other general and administrative expenses	14,442	11,900
Depreciation and amortization	2,074	1,807
Interest income	(215)	(2,322)
Interest expense	618	910
Income before income taxes	$5,840	$6,001

12. Significant Payors

For the three months ended March 31, 2019 and 2018, the Company’s revenue by payor type was as follows:

	Personal Care
	For the Three Months Ended March 31,
	2019		2018
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
State, local and other governmental programs	$72,059	56.0%	$67,328	61.5%
Managed care organizations	48,005	37.3	37,830	34.6
Private pay	5,019	3.9	3,755	3.4
Commercial insurance	1,867	1.5	563	0.5
Other	1,691	1.3	—	—
Total personal care segment net service revenues	$128,641	100.0%	$109,476	100.0%

	Hospice

	For the Three Months Ended March 31,
	2019
	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$7,390	93.3%
Managed care organizations	361	4.6
Other	166	2.1
Total hospice segment net service revenues	$7,917	100.0%

	Home Health

	For the Three Months Ended March 31,
	2019
	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$2,199	81.6%
Managed care organizations	414	15.4
Other	83	3.0
Total home health segment net service revenues	$2,696	100.0%

The percentages of segment revenue for each of the Company’s significant states for the three months ended March 31, 2019 and 2018 were as follows:

	Personal Care
	For the Three Months Ended March 31,
	2019		2018
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Illinois	$57,596	44.8%	$57,386	52.4%
New York	17,813	13.8	15,363	14.0
New Mexico	17,208	13.4	11,770	10.8
All other states	36,024	28.0	24,957	22.8
Total personal care segment net service revenues	$128,641	100.0%	$109,476	100.0%

	Hospice
	For the Three Months Ended March 31,
	2019
	Amount (in Thousands)	% of Segment Net Service Revenues
New Mexico	$7,917	100.0%
Total hospice segment net service revenues	$7,917	100.0%

	Home Health
	For the Three Months Ended March 31,
	2019
	Amount (in Thousands)	% of Segment Net Service Revenues
New Mexico	$2,696	100.0%
Total home health segment net service revenues	$2,696	100.0%

A substantial portion of the Company’s net service revenues and accounts receivable are derived from services performed for state and local governmental agencies. The Illinois Department on Aging, the largest payor program for our Illinois personal care operations, accounted for 28.9% and 36.6% of the Company’s net service revenues for the three months ended March 31, 2019 and 2018, respectively.

The related receivables due from the Illinois Department on Aging represented 24.5% and 22.5% of the Company’s net accounts receivable at March 31, 2019 and December 31, 2018, respectively.

13. Concentration of Cash

The Company owns financial instruments, including cash, that potentially subject the Company to significant concentrations of credit risk. The Company maintains cash with financial institutions which, at times, may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk on cash.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements about our business and operations. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words like “believes,” “belief,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “would,” “should” and similar expressions are intended to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. These risks and uncertainties include, but are not limited to, the risks set forth in our filings with the Securities and Exchange Commission from time to time, including the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2018, filed on March 18, 2019 and in Part II, Item 1A of this Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on any forward-looking statement as a prediction of future events. We expressly disclaim any obligation or undertaking and we do not intend to release publicly any updates or changes in our expectations concerning the forward-looking statements or any changes in events, conditions or circumstances upon which any forward-looking statement may be based, except as required by law.

Overview

We are a home care services provider operating in three segments: personal care, hospice, and home health. Our services are provided in-home under agreements with federal, state and local government agencies, managed care organizations, commercial insurers and private individuals. Our consumers are predominantly “dual eligible,” meaning they are eligible to receive both Medicare and Medicaid benefits. Managed care revenues accounted for 35.0% and 34.6% of our revenue during the three months ended March 31, 2019 and 2018, respectively.

A summary of our financial results for the three months ended March 31, 2019 and 2018 is provided in the table below.

	For the Three Months Ended March 31,
	2019	2018
	(Amounts in Thousands)
Net service revenues	$139,254	$109,476
Net income	$4,862	$4,886

As of March 31, 2019, we provided our services in 24 states through 157 offices. For the three months ended March 31, 2019 and 2018, we served approximately 43,000 and 37,000 discrete individuals, respectively. Our personal care segment also includes staffing services, with clients including assisted living facilities, nursing homes and hospice facilities.

Acquisitions

In addition to organic growth, we have grown through acquisitions that have expanded our presence in current markets or facilitated our entry into new markets where in-home care has been moving to managed care organizations.

On January 1, 2018, we acquired certain assets of LifeStyle in order to expand private pay services in Illinois. The total consideration for the transaction was $4.1 million.

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

Effective October 31, 2018, we entered into a definitive agreement to acquire the assets of VIP Health Care Services for approximately $28.0 million. We expect to fund this acquisition through the delayed draw term loan and revolving loan portion of our credit facility and available cash on hand. With the purchase of VIP Health Care Services, we will expand our personal care operations in the state of New York and into the New York City metropolitan area. We expect to complete this transaction in the second quarter of 2019, contingent on the timing of certain licensure requirements.

Revenue by Payor

Our payor clients are principally federal, state and local governmental agencies and managed care organizations. The federal, state and local programs under which the agencies operate are subject to legislative, budgetary and other risks that can influence reimbursement rates. We continue to experience a transition of business from government payors to managed care organizations, which we believe aligns with our emphasis on coordinated care and the reduction of the need for acute care.

For the three months ended March 31, 2019 and 2018 our payor revenue and significant states by segment were as follows:

	Personal Care
	For the Three Months Ended March 31,
	2019		2018
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
State, local and other governmental programs	$72,059	56.0%	$67,328	61.5%
Managed care organizations	48,005	37.3	37,830	34.6
Private pay	5,019	3.9	3,755	3.4
Commercial insurance	1,867	1.5	563	0.5
Other	1,691	1.3	—	—
Total personal care segment net service revenues	$128,641	100.0%	$109,476	100.0%

	Hospice		Home Health
	2019		2019
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$7,390	93.3%	$2,199	81.6%
Managed care organizations	361	4.6	414	15.4
Other	166	2.1	83	3.0
Total segment net service revenues	$7,917	100.0%	$2,696	100.0%
New Mexico	$7,917	100.0%	$2,696	100.0%
Total segment net service revenues	$7,917	100.0%	$2,696	100.0%

	Personal Care
	For the Three Months Ended March 31,

	2019		2018
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Illinois	$57,596	44.8%	$57,386	52.4%
New York	17,813	13.8	15,363	14.0
New Mexico	17,208	13.4	11,770	10.8
All other states	36,024	28.0	24,957	22.8
Total personal care segment net service revenues	$128,641	100.0%	$109,476	100.0%

We derive a significant amount of our net service revenues in Illinois, which represented 44.8% and 52.4% of our total net service revenues for the three months ended March 31, 2019 and 2018, respectively.

A significant amount of our net service revenues are derived from one payor client, the Illinois Department on Aging, which accounted for 28.9% and 36.6% of our total net service revenues for the three months ended March 31, 2019 and 2018, respectively.

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

We are subject to minimum wage laws and minimum wages have increased in many of the jurisdictions in which we operate. Since our operations are concentrated in Illinois, New York and New Mexico, we are particularly sensitive to changes in these states. For example, in 2014, the Chicago City Council passed an ordinance that will raise the minimum wage for Chicago workers to $13 per hour by July of 2019, with increases adjusted to the Consumer Price Index in subsequent years. The rate is $12 per hour effective as of July 1, 2018. The 2018 wage increase has not been offset by a reimbursement rate increase. In the budget process for the 2019 fiscal year, a similar provision was proposed but was not included in the final budget. We believe that there is legislative support for a reimbursement rate increase and anticipate that an increase to offset the wage increase could be passed in the first half of 2019. Our financial performance will be impacted in quarters for which an offsetting reimbursement rate increase is not in effect.

Impact of Changes in Medicare and Medicaid Reimbursement

The Centers for Medicare and Medicaid Services (“CMS”) has issued final rules and policy updates that allow Medicare Advantage insurers to offer beneficiaries more options and new types of benefits. Effective January 1, 2019, CMS expanded the scope of its “primarily health-related” supplemental benefit standard, permitting plans to cover a broader array of services that increase health and improve quality of life, including coverage of non-skilled in-home care. This policy change, emphasizing improving quality and reducing costs, aligns with our overall approach to care, and we believe the increased demand for personal care from the Medicare Advantage population represents a significant upside opportunity over the next three to five years.

Components of our Statements of Income

Net Service Revenues

We generate net service revenues by providing our services directly to consumers and primarily on an hourly basis. We receive payment for providing such services from our payor clients, including federal, state and local governmental agencies, managed care organizations, commercial insurers and private consumers. Net service revenues are principally provided based on authorized hours, determined by the relevant agency, at an hourly rate which is either contractual or fixed by legislation and are recognized at the time services are rendered. We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record self-pay revenues at the estimated amounts we expect to collect.

Cost of Service Revenues

We incur direct care wages, payroll taxes and benefit-related costs in connection with providing our services. We also provide workers’ compensation and general liability coverage for our employees.

Employees are also reimbursed for their travel time and related travel costs in certain instances.

General and Administrative Expenses

Our general and administrative expenses from continuing operations include our costs for operating our network of local agencies and our administrative offices. Our agency expenses consist of costs for supervisory personnel, our community care supervisors and office administrative costs. Personnel costs include wages, payroll taxes, and employee benefits. Facility costs include rents, utilities, and postage, telephone and office expenses. Our support center expenses include costs for accounting, information systems, human resources, billing and collections, contracting, marketing and executive leadership. These expenses consist of compensation, including stock-based compensation, payroll taxes, employee benefits, legal, accounting and other professional fees, travel, general insurance, rents, provision for doubtful accounts and related facility costs. Expenses related to streamlining our operations — such as terminated employees, termination of professional services relationships, other contract termination costs and asset write-offs — are also included in general and administrative expenses.

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

Interest Income

Illinois law entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received. For the three months ended March 31, 2019, we received $0.1 million in prompt payment interest. For the three months ended March 31, 2018, we received $2.3 million in prompt payment interest.

Interest Expense

Interest expense is reported in the Unaudited Condensed Consolidated Statements of Income when incurred and consists of (i) interest and unused credit line fees on our credit facility, and our Terminated Senior Credit Facility and (ii) interest on our financing lease obligations.

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. For the three months ended March 31, 2019 and 2018, our federal statutory rate was 21.0%. The effective income tax rate was 16.7% and 18.7% for the three months ended March 31, 2019 and 2018, respectively. The difference between our federal statutory and effective income tax rates are principally due to the inclusion of state taxes, excess tax benefit and the use of federal employment tax credits.

Results of Operations — Consolidated

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

The following table sets forth, for the periods indicated, our unaudited condensed consolidated results of operations.

	For the Three Months Ended March 31,
	2019		2018		Change
		% Of		% Of
		Net Service		Net Service
	Amount	Revenues	Amount	Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Net service revenues	$139,254	100.0%	$109,476	100.0%	$29,778	27.2%
Cost of service revenues	101,680	73.0	81,543	74.5	20,137	24.7
Gross profit	37,574	27.0	27,933	25.5	9,641	34.5
General and administrative expenses	29,257	21.0	21,537	19.7	7,720	35.8
Depreciation and amortization	2,074	1.5	1,807	1.7	267	14.8
Total operating expenses	31,331	22.5	23,344	21.3	7,987	34.2
Operating income	6,243	4.5	4,589	4.2	1,654	36.0
Interest income	(215)	(0.2)	(2,322)	(2.1)	2,107	(90.7)
Interest expense	618	0.4	910	0.8	(292)	(32.1)
Total interest expense (income), net	403	0.3	(1,412)	(1.3)	1,815	(128.5)
Income before income taxes	5,840	4.2	6,001	5.5	(161)	(2.7)
Income tax expense	978	0.7	1,115	1.0	(137)	(12.3)
Net income	$4,862	3.5%	$4,886	4.5%	$(24)	(0.5)%

Net service revenues increased by 27.2% to $139.3 million for the three months ended March 31, 2019 compared to $109.5 million for the three months ended March 31, 2018. The increase was due to a 13.8% increase in billable hours and a 3.3% increase in revenues per billable hour for the three months ended March 31, 2019 in our personal care segment, mainly attributed to the 2018 acquisitions. In addition, we generated revenue of $7.9 million and $2.7 million from our hospice and home health segments during the three months ended March 31, 2019, with no comparative revenue in the same period in 2018.

Gross profit, expressed as a percentage of net service revenues, increased to 27.0% for the three months ended March 31, 2019, compared to 25.5% for the same period in 2018. The increase was mainly attributed to the acquisition of the relatively higher margin Ambercare business in the second quarter of 2018.

General and administrative expenses increased to $29.3 million for the three months ended March 31, 2019 as compared to $21.5 million for the three months ended March 31, 2018. The increase in general and administrative expenses was primarily due to acquisitions that resulted in an increase in administrative employee wages, taxes and benefit costs of $5.5 million, an increase in data processing of $0.4 million, and an increase in rent expense of $0.4 million. In addition, professional fees increased by $0.5 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. General and administrative expenses, expressed as a percentage of net service revenues increased to 21.0% for the three months ended March 31, 2019, from 19.7% for the three months ended March 31, 2018.

Depreciation and amortization expense increased to $2.1 million from $1.8 million for the three months ended March 31, 2019 and 2018, respectively, primarily due to the increase of intangible assets related to the fiscal year 2018 acquisitions.

Interest Income

Interest income decreased to $0.2 million from $2.3 million for the three months ended March 31, 2019 as compared to March 31, 2018. For the three months ended March 31, 2019 and March 31, 2018, we received prompt payment interest from the state of Illinois of $0.1 million and $2.3 million, respectively.

Interest Expense

Interest expense decreased to $0.6 million from $0.9 million for the three months ended March 31, 2019 as compared to March 31, 2018. The decrease in interest expenses is primarily due to lower outstanding loan balance under our credit facility for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. For the three months ended March 31, 2019 and 2018, our federal statutory rate was 21.0%. The effective income tax rate was 16.7% and 18.7% for the three months ended March 31, 2019 and 2018, respectively. The difference between our federal statutory and effective income tax rates are principally due to the inclusion of state taxes, excess tax benefit and the use of federal employment tax credits.

Results of Operations – Segments

The following tables and related analysis summarize our operating results and business metrics by segment:

Personal Care Segment

	For the Three Months Ended March 31,
	2019		2018		Change
Personal Care Segment	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$128,641	100.0%	$109,476	100.0%	$19,165	17.5%
Cost of services revenues	95,995	74.6	81,543	74.5	14,452	17.7
Gross profit	32,646	25.4	27,933	25.5	4,713	16.9
General and administrative expenses	12,539	9.7	9,637	8.8	2,902	30.1
Segment operating income	$20,107	15.6%	$18,296	16.7%	$1,811	9.9%
Business Metrics (Actual Numbers, Except Billable Hours in Thousands)
Average billable census	37,569		34,195		3,374	9.9%
Billable hours	6,864		6,030		834	13.8
Average billable hours per census per month	60.4		58.8		1.6	2.7
Billable hours per business day	107,250		92,768		14,482	15.6
Revenues per billable hour	$18.74		$18.15		$0.59	3.3%

Net service revenues from state, local and other governmental programs accounted for 56.0% and 61.5% of net service revenues for the three months ended March 31, 2019 and 2018, respectively. Managed care organizations accounted for 37.3% and 34.6% of net service revenues for the three months ended March 31, 2019 and 2018, respectively, with commercial insurance, private pay and other payors accounting for the remainder of net service revenues. One payor client, the Illinois Department on Aging, accounted for 28.9% and 36.6% of net service revenues for the three months ended March 31, 2019 and 2018, respectively.

Net service revenues increased by 17.5% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Net service revenues increased primarily as a result of a 13.8% increase in billable hours and a 3.3% increase in revenues per billable hour for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, mainly attributed to the 2018 acquisitions.

Gross profit, expressed as a percentage of net service revenues, decreased from 25.5% for the three months ended March 31, 2018 to 25.4% for the three months ended March 31, 2019. This decrease is primarily due to an increase in payroll as a percentage of net service revenues of 0.5% partially offset by a reduction of workers compensation as a percentage of revenue of 0.4% for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

General and administrative expenses increased by approximately $2.9 million for the three months ended March 31, 2019. The increase in general and administrative expenses was primarily due to acquisitions that resulted in a $2.4 million increase in administrative employee wages, taxes and benefit costs, a $0.3 million increase in rent expenses and a $0.2 million increase in commissions for the three months ended March 31, 2019.

Hospice Segment

	For the Three Months Ended March 31,
	2019
Hospice Segment	Amount	% of Segment Net Service Revenues
Operating Results	(Amounts in Thousands, Except Percentages)
Net service revenues	$7,917	100.0%
Cost of services revenues	3,770	47.6
Gross profit	4,147	52.4
General and administrative expenses	1,590	20.1
Segment operating income	$2,557	32.3%
Business Metrics (Actual Numbers)
Admissions	511
Average daily census	575
Average length of stay	115
Patient days	51,724
Revenue per patient day	$153.07

In the second quarter of 2018, we began operating our hospice segment. Hospice generates net service revenues by providing care to patients with a life expectancy of six months or less, and their families. Net service revenues from Medicare accounted for 93.3% and managed care organizations accounted for 4.6% for the three months ended March 31, 2019, respectively.

Gross profit, expressed as a percentage of net service revenues was 52.4% for the three months ended March 31, 2019. General and administrative expenses, expressed as a percentage of net service revenues was 20.1% for the three months ended March 31, 2019. The hospice segment’s general and administrative expenses primarily consist of administrative employee wages, taxes and benefit costs, rent, information technology and office expenses. The hospice segment’s operating income was $2.6 million for the three months ended March 31, 2019.

Home Health Segment

	For the Three Months Ended March 31,
	2019
Home Health Segment	Amount	% of Segment Net Service Revenues
Operating Results	(Amounts in Thousands, Except Percentages)
Net service revenues	$2,696	100.0%
Cost of services revenues	1,915	71.0
Gross profit	781	29.0
General and administrative expenses	686	25.4
Segment operating income	$95	3.5%
Business Metrics (Actual Numbers)
New admissions	715
Recertifications	519
Total volume	1,234
Visits	19,554

In the second quarter of 2018, we began operating our home health segment. Home health generates net service revenues by providing home health services on a short-term, intermittent or episodic basis to individuals, generally to treat an illness or injury. Net service revenues from Medicare accounted for 81.6% and managed care organizations accounted for 15.4% for the three months ended March 31, 2019.

Gross profit, expressed as a percentage of net service revenues was 29.0% for the three months ended March 31, 2019. General and administrative expenses, expressed as a percentage of net service revenues was 25.4% for the three months ended March 31, 2019. The home health segment’s general and administrative expenses consist of administrative employee wages, taxes and benefit costs, rent, information technology and office expenses. The home health segment’s operating income was $0.1 million for the three months ended March 31, 2019.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash from operations and borrowings under our credit facility. As described below under “Senior Secured Credit Facility”, we entered into a credit facility on May 8, 2018 that replaced our Terminated Senior Secured Credit Facility. As described below under “Amended and Restated Senior Secured Credit Facility”, we amended and restated our existing credit agreement on October 31, 2019. At March 31, 2019 and December 31, 2018, we had cash balances of $66.2 million and $70.4 million, respectively.

During the three months ended March 31, 2019, we did not draw on the term loan. As of March 31, 2019, we had a total of $20.0 million outstanding on our credit facility. After giving effect to the amount drawn on our credit facility, approximately $10.1 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA, we had $141.2 million available for borrowing under our credit facility.

At December 31, 2018, we had a total of $20.0 million revolving credit loans outstanding on our credit facility. After giving effect to the amount drawn on our credit facility, approximately $10.8 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA, we had $142.9 million available for borrowing under our revolving credit loan facility.

Cash flows from operating activities represent the inflow of cash from our payor clients and the outflow of cash for payroll and payroll taxes, operating expenses, interest and taxes. Due to its revenue deficiencies as well as budget and financing issues, from time to time the state of Illinois has reimbursed us on a delayed basis with respect to our various agreements including with our largest payor, the Illinois Department on Aging. The open receivable balance from the state of Illinois increased by $5.1 million from $24.3 million as of December 31, 2018 to $29.4 million as of March 31, 2019.

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

We are subject to minimum wage laws and minimum wages have increased in many of the jurisdictions in which we operate. Since our operations are concentrated in Illinois, New York and New Mexico, we are particularly sensitive to changes in these states. For example, in 2014, the Chicago City Council passed an ordinance that will raise the minimum wage for Chicago workers to $13 per hour by July of 2019, with increases adjusted to the Consumer Price Index in subsequent years. The rate is $12 per hour effective as of July 1, 2018. The 2018 wage increase has not been offset by a reimbursement rate increase. In the budget process for the 2019 fiscal year, a similar provision was proposed but was not included in the final budget. We believe that there is legislative support for a reimbursement rate increase and anticipate that an increase to offset the wage increase could be passed in the first half of 2019. Our financial performance will be impacted in quarters for which an offsetting reimbursement rate increase is not in effect.

Amended and Restated Senior Secured Credit Facility

On October 31, 2018, we amended and restated our Existing Credit Agreement, with certain lenders and Capital One, National Association as a lender and swing line lender and as agent for all lenders. This amended and restated credit facility totals $269.6 million, inclusive of a $250.0 million revolving loan and a $19.6 million delayed draw term loan and is evidenced by the Credit Agreement. This amended and restated credit facility amended and restated our existing senior secured credit facility totaling $250.0 million. The maturity of this amended and restated credit facility is May 8, 2023, with borrowing under the delayed draw term loan available until June 30, 2019, as extended pursuant to the consent letter, dated January 30, 2019, executed by the Required Lenders (as defined in the Credit Agreement). Interest on our amended and restated credit facility may be payable at (x) the sum of (i) an applicable margin ranging from 0.75% to 1.50% based on the applicable senior net leverage ratio plus (ii) a base rate equal to the greatest of (a) the rate of interest last quoted by The Wall Street Journal as the “prime rate,” (b) the sum of the federal funds rate plus a margin of 0.50% and (c) the sum of the adjusted LIBOR that would be applicable to a loan with an interest period of one month advanced on the applicable day (not to be less than 0.00%) plus a margin of 1.00% or (y) the sum of (i) an applicable margin ranging from 1.75% to 2.50% based on the applicable senior net leverage ratio plus (ii) the offered rate per annum for similar dollar deposits for the applicable interest period that appears on Reuters Screen LIBOR01 Page (not to be less than zero). Swing loans may not be LIBOR loans. The availability of additional draws under this amended and restated credit facility is conditioned, among other things, upon (after giving effect to such draws) the Total Net Leverage Ratio (as defined in the Credit Agreement) not exceeding 3.75:1.00. In certain circumstances, in connection with a Material Acquisition (as defined in the Credit Agreement), we can elect to increase our Total Net Leverage Ratio compliance covenant to 4.25:1.00 for the then current fiscal quarter and the three succeeding fiscal quarters. In connection with this amended and restated credit facility, we incurred approximately $0.9 million of debt issuance costs.

Addus HealthCare is the borrower, and its parent, Holdings, and substantially all of Holdings’ subsidiaries are guarantors under this amended and restated credit facility, and it is secured by a first priority security interest in all of our and the other credit parties’ current and future tangible and intangible assets, including the shares of stock of the borrower and subsidiaries. The Credit Agreement contains affirmative and negative covenants customary for credit facilities of this type, including limitations on us with respect to liens, indebtedness, guaranties, investments, distributions, mergers and acquisitions and dispositions of assets.

We pay a fee ranging from 0.20% to 0.35% based on the applicable senior net leverage ratio times the unused portion of the revolving portion of the amended and restated credit facility.

The Credit Agreement contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The Credit Agreement also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum Interest Coverage Ratio (as defined in the Credit Agreement), a requirement to stay below a maximum Total Net Leverage Ratio (as defined in the Credit Agreement) and a requirement to stay below a maximum permitted amount of capital expenditures, as well as restrictions on guarantees, indebtedness, liens, investments and loans, subject to customary carve outs, a restriction on dividends (provided that Addus HealthCare may make distributions to us in an amount that does not exceed $7.5 million in any year absent of an event of default, plus limited exceptions for tax and administrative distributions), a restriction on the ability to consummate acquisitions (without the consent of the lenders) under our credit facility subject to compliance with the Total Net Leverage Ratio (as defined in the Credit Agreement), restrictions on mergers, dispositions of assets, and affiliate transactions, and restrictions on fundamental changes and lines of business.

As of March 31, 2019, we had a total of $20.0 million of revolving loans outstanding on our credit facility with an interest rate of 4.49%.

Senior Secured Credit Facility

Prior to October 31, 2018, we were a party to the Existing Credit Agreement with certain lenders and Capital One, National Association, as a lender and swing lender and as agent for all lenders. This credit facility totaled $250.0 million, replaced our previous Terminated Senior Secured Credit Facility totaling $125.0 million, and terminated the Terminated Senior Secured Credit Agreement, dated as of November 10, 2015, as modified by the May 24, 2016 amendment, between us, certain lenders and Fifth Third Bank, as agent, which evidenced the Terminated Senior Secured Credit Facility. The credit facility included a $125.0 million revolving loan, a $45.0 million term loan and an $80.0 million delayed draw term loan.

Cash Flows

The following table summarizes changes in our cash flows for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018
	(Amounts in Thousands)
Net cash (used in) provided by operating activities	$(3,197)	$14,276
Net cash used in investing activities	(1,006)	(3,699)
Net cash used in financing activities	(33)	(925)

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Net cash used in operating activities was $3.2 million for the three months ended March 31, 2019, compared to net cash provided by operating activities of $14.3 million for the same period in 2018. The decrease in cash provided by operations was primarily due to an increase in accounts receivable for the states of Illinois, New Mexico and New York. The increase in accounts receivable for the states of New York and New Mexico were due to delayed billing related to rate changes that went into effect on January 1, 2019.

Net cash used in investing activities was $1.0 million for the three months ended March 31, 2019 compared to cash used in investing activities of $3.7 million for the three months ended March 31, 2018. Our investing activities for the three months ended March 31, 2019 consisted of $1.0 million in purchases of property and equipment primarily related to our ongoing investments in our technology infrastructure. Our investing activities for the three months ended March 31, 2018 consisted of $3.3 million for the acquisition of LifeStyle and $0.4 million in purchases of property and equipment primarily related to investments in our technology infrastructure.

Net cash used in financing activities related to payments on financing leases of $33,000 for the three months ended March 31, 2019. Our financing activities for the three months ended March 31, 2018 were $0.6 million of payments on the term loan portion of our credit facility, $0.4 million in payments on financing lease obligations, $18,000 in payments for debt issuance costs under our credit facility and $24,000 in cash received from the exercise of stock options.

Outstanding Accounts Receivable

Gross accounts receivable as of March 31, 2019 and December 31, 2018 were approximately $120.9 million and $108.7 million, respectively. Outstanding accounts receivable, net of the allowance for doubtful accounts, increased by $12.1 million as of March 31, 2019 as compared to December 31, 2018. The increase in net accounts receivable was primarily due to an increase in accounts receivable for the states of Illinois, New Mexico and New York. The increase in accounts receivable for the states of New York and New Mexico were due to delayed billing related to rate changes that went into effect on January 1, 2019.

We calculate our days sales outstanding (“DSO”) by taking the trade accounts receivable outstanding net of the allowance for doubtful accounts divided by the total net service revenues for the last quarter, multiplied by the number of days in that quarter. Our DSOs were 78 days and 71 days at March 31, 2019 and December 31, 2018, respectively. The DSOs for our largest payor, the Illinois Department on Aging, at March 31, 2019 and December 31, 2018 were 67 days and 55 days, respectively. We may not receive payments on a consistent basis in the near term and our DSOs and the DSO for the Illinois Department on Aging may increase despite the state of Illinois’s enactment of state budgets for fiscal years 2018 and 2019.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our Unaudited Condensed Consolidated Financial Statements prepared in accordance with GAAP. The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expense and related disclosures. We base our estimates and judgments on historical experience and other sources and factors that we believe to be reasonable under the circumstances, however, actual results may differ from these estimates. We consider the items discussed below to be critical because of their impact on operations and their application requires our judgment and estimates.

Revenue Recognition

Personal Care Revenue

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

Hospice Revenue

We generate net service revenues from providing hospice services to terminally ill consumers and their families. Net service revenues are recognized as services are provided and costs for delivery of such services are incurred. The estimated payment rates are daily rates for each of the levels of care we deliver. Hospice companies are subject to two specific payment limit caps under the Medicare program each federal fiscal year, the inpatient cap and the aggregate cap. The inpatient cap limits the number of inpatient care days provided to no more than 20% of the total days of hospice care provided to Medicare patients for the year. The aggregate cap limits the amount of Medicare reimbursement a hospice may receive, based on the number of Medicare patients served. For the three months ended March 31, 2019, we were below the payment limits and did not record a cap liability.

Home Health Revenue

We also generate net service revenues from providing home healthcare services directly to consumers mainly under contracts with Medicare and managed care organizations. Generally, these contracts, which are negotiated based on current contracting practices as appropriate for the payor, establish the terms of a relationship and set the broad range of terms for services to be performed on an episodic basis at a stated rate. Home health Medicare services are paid under the HHPPS, which is based on a 60-day episode of care. The HHPPS permits multiple, continuous episodes per patient. Medicare payment rates for episodes under HHPPS vary based on the severity of the patient’s condition as determined by assessment of a patient’s Home Health Resource Group score. We elect to use the same 60-day length of episode that Medicare recognizes as standard but accelerates revenue upon discharge to align with a patient’s episode length if less than the expected 60 days, which depicts the transfer of services and related benefits received by the patient over the term of the contract necessary to satisfy the obligations. We recognize revenue based on the number of days elapsed during an episode of care within the reporting period. We satisfy our performance obligations as consumers receive and consume the benefits provided by us as the services are performed. As we have a right to reimbursement from Medicare commensurate with the services provided to customers from the performance completed over a given episodic period, we have elected to use the practical expedient for measuring progress toward satisfaction of performance obligations. Under this method recognizing revenue ratably over the episode based on beginning and ending dates is a reasonable proxy for the transfer of benefit of the service.

Implicit Price Concessions

We record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record self-pay revenues at the estimated amounts we expect to collect. The estimates for implicit price concessions are based upon management’s assessment of historical write offs and expected net collections, business and economic conditions, trends in federal, state and private employer health care coverage and other collection indicators. We recorded $2.2 million and $2.0 million for the three months ended March 31, 2019 and 2018, respectively, as a reduction to revenue.

Allowance for Doubtful Accounts

We are paid for our services primarily by federal, state and local agencies under Medicaid and Medicare programs, managed care organizations, commercial insurance companies and private consumers. While our accounts receivable are uncollateralized, our credit risk is somewhat limited due to the significance of governmental payors to our financial results of operations. Laws and regulations governing the governmental programs in which we participate are complex and subject to interpretation and change. Subsequent adjustments that are determined to be the result of an adverse change in the payor’s ability to pay are recognized as allowance for doubtful accounts. As of March 31, 2019 and December 31, 2018, the allowance for doubtful accounts balance was $0.8 million and $0.7 million, which is included in the account receivable, net of allowances on our Unaudited Condensed Consolidated Balance Sheets.

Goodwill

Our carrying value of goodwill is the excess of the purchase price over the fair value of the net assets acquired from various acquisitions. In accordance with ASC Topic 350, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite useful lives are not amortized. We test goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. We may use a qualitative test, known as “Step 0,” or a two-step quantitative method to determine whether impairment has occurred. In Step 0, we can elect to perform an optional qualitative analysis, and based on the results can skip the two-step analysis. Additionally, it is our policy to update the fair value calculation of our reporting units and perform the quantitative goodwill impairment test on a periodic basis. In 2018, we performed the quantitative analysis to evaluate whether an impairment occurred. We concluded that there were no impairments for the year ended December 31, 2018. No impairment charges were recorded for the three months ended March 31, 2019 or 2018. As of March 31, 2019 and December 31, 2018, goodwill was $135.4 million, included in our Unaudited Condensed Consolidated Balance Sheets.

Intangible Assets

Our identifiable intangible assets consist of customer and referral relationships, trade names, trademarks, state licenses and non-compete agreements. We use various valuation techniques to determine initial fair value of our intangible assets, including relief-from-royalty, income approach methods and discounted cash flow analysis, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy in ASC 820, Fair Value Measurement. Under these valuation approaches, we are required to make estimates and assumptions about future market growth and trends, forecasted revenue and costs, expected periods over which the assets will be utilized, appropriate discount rates and other variables. We base our fair value estimates on assumptions we believe to be reasonable but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

Amortization is computed using straight-line and accelerated methods based upon the estimated useful lives of the respective assets, which range from three to twenty-five years and assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We would recognize an impairment loss when the estimated future non-discounted cash flows associated with the intangible asset are less than the carrying value. An impairment charge would then be recorded for the excess of the carrying value over the fair value. We estimate the fair value of these intangible assets using the income approach. In accordance with ASC Topic 350, Goodwill and Other Intangible Assets, intangible assets with indefinite useful lives are not amortized. We test intangible assets with indefinite useful lives for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. No impairment charge was recorded for the three months ended March 31, 2019 and 2018. As of March 31, 2019 and December 31, 2018, intangibles, net of accumulated depreciation and amortization was $22.5 million and $23.8 million, respectively, included in our Unaudited Condensed Consolidated Balance Sheets.

Workers’ Compensation Program

Our workers’ compensation insurance program has a $0.4 million deductible component. We recognize our obligations associated with this program in the period the claim is incurred. The cost of both the claims reported and claims incurred but not reported, up to the deductible, have been accrued based on historical claims experience, industry statistics and an actuarial analysis performed by an independent third party. We monitor our claims quarterly and adjust our reserves accordingly. These costs are recorded primarily as the cost of services on the Unaudited Condensed Consolidated Statements of Income. As of March 31, 2019 and December 31, 2018, we recorded $14.5 million and $15.2 million, respectively, in workers’ compensation insurance. As of March 31, 2019 and December 31, 2018, we recorded $1.6 million and $1.7 million, respectively, in workers’ compensation insurance recovery receivables. The workers’ compensation insurance recovery receivable is included in prepaid expenses and other current assets on our Unaudited Condensed Consolidated Balance Sheets.

Interest Income

Illinois law entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received. For the three months ended March 31, 2019, we received $0.1 million in prompt payment interest. For the three months ended March 31, 2018, we received $2.3 million in prompt payment interest.

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

Stock-based Compensation

We currently have one stock incentive plan, the 2017 Plan, under which new grants of stock-based employee compensation may be made. In addition, we have outstanding awards under our 2009 Stock Incentive Plan, as amended and restated. We account for stock-based compensation in accordance with ASC Topic 718, Stock Compensation. Under the 2017 Plan, compensation expense is recognized on a straight-line basis over the vesting period of the equity awards based on the grant date fair value of the options and restricted stock awards. We use the Black-Scholes Option Pricing Model to value our options. The determination of the fair value of stock-based payments utilizing the Black-Scholes Model is affected by our stock price and a number of assumptions, including expected volatility, risk-free interest rate, expected term, and expected dividends yield. Stock-based compensation expense was $1.2 million and $0.9 million for the three months ended March 31, 2019 and 2018, respectively.

Recently Issued Accounting Pronouncements

Refer to Note 1 to the Notes to Consolidated Financial Statements for further discussion.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. As of March 31, 2019, we had outstanding borrowings of approximately $20.0 million on our credit facility, all of such borrowings were subject to variable interest rates. If the variable rates on this debt were 100 basis points higher than the rate applicable to the borrowing during the three months period ended March 31, 2019, our net income would have decreased by $39,500 or $0.00 per diluted share. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2019 due to a material weakness in internal controls within the software provided by our preferred electronic visit verification (“EVV”) vendor that was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018:

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

However, we believe that the financial statements included in this quarterly report fairly present in all material respects our financial condition, results of operations, and cash flows for the periods presented.

Remediation

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2018, we began implementing a remediation plan to address the material weakness mentioned above. We received assurances from our EVV vendor that it will deliver a Service Organization Control 1 Type 2 (“SOC 1 Type 2”) report with respect to 2019. In addition, we are reviewing related existing controls to consider additional and modified controls to increase our level of precision to further strengthen the control environment without regard to whether we obtain the SOC 1 Type 2 report from our EVV vendor. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, including delivery of the SOC 1 Type 2 report or otherwise and testing of our control environment, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to December 31, 2019.

Changes in Internal Control Over Financial Reporting

We continue to integrate application changes and acquisitions processes into our established internal control environment to effectively manage our risk and financial reporting efforts.

Except as mentioned above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Legal Proceedings

From time to time, we are subject to legal and/or administrative proceedings incidental to our business. It is the opinion of management that the outcome of pending legal and/or administrative proceedings will not have a material effect on our financial position and results of operations.

On January 20, 2016, we were served with a lawsuit filed in the United States District Court for the Northern District of Illinois against our Company and Cigna Corporation by Stop Illinois Marketing Fraud, LLC, a qui tam relator formed for the purpose of bringing this action. In the action, the plaintiff alleges, inter alia, violations of the federal False Claims Act relating primarily to allegations of violations of the federal Anti-Kickback Statute and allegedly improper referrals of patients from our home care division to our home health business, substantially all of which was sold in 2013. The plaintiff seeks to recover damages, fees and costs under the federal False Claims Act including treble damages, civil penalties and its attorneys’ fees. The U.S. government has declined to intervene at this time. Plaintiff amended its complaint on April 4, 2016 to include additional allegations in support of its False Claims Act claims, including alleged violations of the federal Anti-Kickback Statute. We and Cigna Corporation filed a motion to dismiss the amended complaint on June 6, 2016. On February 3, 2017, the Court granted Cigna Corporation’s motion to dismiss in full, and granted our motion to dismiss in part allowing Plaintiff another chance to amend its complaint. Plaintiff timely filed a second amended complaint on March 10, 2017, withdrawing its conspiracy claim under the Federal False Claims Act and adding an explicit claim under the Illinois False Claims Act for the same underlying kickback allegations. On April 7, 2017, we filed a partial motion to dismiss the Second Amended Complaint. On May 24, 2017, the state of Illinois filed notice that it was declining to intervene in the plaintiff’s claim under the Illinois False Claims Act. On March 21, 2018, the Court granted our motion to dismiss the Second Amended Complaint in part and narrowed the lawsuit to whether the federal False Claims Act was violated with respect to home health services provided at three senior living facilities in Illinois. We intend to defend the litigation vigorously and believe the case will not have a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factors discussed under the caption “Risk Factors” set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in our Annual Report on Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

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

ADDUS HOMECARE CORPORATION

Date: May 9, 2019	By:	/s/ R. DIRK ALLISON

R. Dirk Allison President and Chief Executive Officer (As Principal Executive Officer)

Date: May 9, 2019	By:	/s/ BRIAN POFF

Brian Poff Chief Financial Officer (As Principal Financial Officer)