Form 10-Q
period 2019-06-30
Addus HomeCare Corp
filed 2019-08-08
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 31, 2019, Addus HomeCare Corporation had 13,218,613 shares of Common Stock outstanding.

ADDUS HOMECARE CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2019 and December 31, 2018

(Amounts and Shares in Thousands, Except Per Share Data)

(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets
Cash	$54,792	$70,406
Accounts receivable, net of allowances	132,764	108,000
Prepaid expenses and other current assets	9,148	7,098
Total current assets	196,704	185,504
Property and equipment, net of accumulated depreciation and amortization	11,428	10,658
Other assets
Goodwill	145,812	135,442
Intangibles, net of accumulated amortization	36,480	23,784
Operating lease right of use assets, net	18,260	—
Total other assets	200,552	159,226
Total assets	$408,684	$355,388
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$13,230	$12,238
Accrued payroll	22,162	22,449
Accrued expenses	19,087	11,586
Accrued workers' compensation insurance	13,890	15,169
Current portion of long-term debt	955	62
Total current liabilities	69,324	61,504
Long-term liabilities
Long-term debt, less current portion, net of debt issuance costs	36,231	17,222
Long-term operating lease liabilities	12,929	—
Deferred tax liabilities, net	617	494
Other long-term liabilities	242	635
Total long-term liabilities	50,019	18,351
Total liabilities	$119,343	$79,855
Stockholders’ equity
Common stock—$.001 par value; 40,000 authorized and 13,219 and 13,126 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	$13	$13
Additional paid-in capital	181,111	177,683
Retained earnings	108,217	97,837
Total stockholders’ equity	289,341	275,533
Total liabilities and stockholders’ equity	$408,684	$355,388

See accompanying Notes to Condensed Consolidated Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months Ended June 30, 2019 and 2018

(Amounts and Shares in Thousands, Except Per Share Data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net service revenues	$149,692	$131,258	$288,946	$240,734
Cost of service revenues	109,222	95,515	210,902	177,058
Gross profit	40,470	35,743	78,044	63,676
General and administrative expenses	30,222	26,495	59,479	48,032
Depreciation and amortization	2,535	2,335	4,609	4,142
Total operating expenses	32,757	28,830	64,088	52,174
Operating income	7,713	6,913	13,956	11,502
Interest income	(95)	(32)	(310)	(2,355)
Interest expense	680	1,382	1,298	2,293
Total interest expense (income), net	585	1,350	988	(62)
Income before income taxes	7,128	5,563	12,968	11,564
Income tax expense	1,610	1,245	2,588	2,360
Net income	$5,518	$4,318	$10,380	$9,204
Net income per common share
Basic income per share	$0.42	$0.37	$0.80	$0.80
Diluted income per share	$0.41	$0.36	$0.77	$0.78
Weighted average number of common shares and potential common shares outstanding:
Basic	13,044	11,533	13,019	11,517
Diluted	13,433	11,838	13,413	11,767

See accompanying Notes to Condensed Consolidated Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts and Shares in Thousands)

(Unaudited)

	For the Three Months Ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at April 1, 2019	13,178	$13	$178,916	$102,699	$281,628
Issuance of shares of common stock under restricted stock award agreements	11	—	—	—	—
Stock-based compensation	—	—	1,482	—	1,482
Shares issued for exercise of stock options	30	—	713	—	713
Net income	—	—	—	5,518	5,518
Balance at June 30, 2019	13,219	$13	$181,111	$108,217	$289,341

	For the Six Months Ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
Balance at January 1, 2019	13,126	$13	$177,683	$97,837	$275,533
Issuance of shares of common stock under restricted stock award agreements	63	—	—	—	—
Stock-based compensation	—	—	2,715	—	2,715
Shares issued for exercise of stock options	30	—	713	—	713
Net income	—	—	—	10,380	10,380
Balance at June 30, 2019	13,219	$13	$181,111	$108,217	$289,341

	For the Three Months Ended June 30, 2018
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
Balance at April 1, 2018	11,691	$12	$96,846	$85,220	$182,078
Issuance of shares of common stock under restricted stock award agreements	9	—	—	—	—
Forfeiture of shares of common stock under restricted stock award agreements	(14)	—	—	—	—
Stock-based compensation	—	—	997	—	997
Shares issued for exercise of stock options	11	—	244	—	244
Net income	—	—	—	4,318	4,318
Balance at June 30, 2018	11,697	$12	$98,087	$89,538	$187,637

	For the Six Months Ended June 30, 2018
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
Balance at January 1, 2018	11,632	$12	$95,963	$80,334	$176,309
Issuance of shares of common stock under restricted stock award agreements	69	—	—	—	—
Forfeiture of shares of common stock under restricted stock award agreements	(16)	—	—	—	—
Stock-based compensation	—	—	1,856	—	1,856
Shares issued for exercise of stock options	12	—	268	—	268
Net income	—	—	—	9,204	9,204
Balance at June 30, 2018	11,697	$12	$98,087	$89,538	$187,637

See accompanying Notes to Condensed Consolidated Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2019 and 2018

(Amounts in Thousands)

(Unaudited)

	For the Six Months
	Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$10,380	$9,204
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	4,609	4,142
Deferred income taxes	123	245
Stock-based compensation	2,715	1,856
Amortization of debt issuance costs under the credit facility	347	298
Provision for doubtful accounts	106	165
Loss of disposal of assets	(51)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(18,884)	2,578
Prepaid expenses and other current assets	328	3,287
Accounts payable	641	2,458
Accrued expenses and other long-term liabilities	(4,392)	(4,069)
Net cash (used in) provided by operating activities	(4,078)	20,164
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(29,808)	(61,809)
Purchases of property and equipment	(1,996)	(1,662)
Net cash used in investing activities	(31,804)	(63,471)
Cash flows from financing activities:
Borrowings on term loan — credit facility	19,600	60,420
Payments on term loan — credit facility	—	(1,125)
Payments for debt issuance costs under the credit facility	—	(52)
Payments on financing lease obligations	(45)	(741)
Cash received from exercise of stock options	713	268
Net cash provided by financing activities	20,268	58,770
Net change in cash	(15,614)	15,463
Cash, at beginning of period	70,406	53,754
Cash, at end of period	$54,792	$69,217
Supplemental disclosures of cash flow information:
Cash paid for interest	$904	$1,827
Cash paid for income taxes	3,474	2,993
Supplemental disclosures of non-cash investing and financing activities:
Contingent and deferred consideration accrued for acquisition	$—	$847
Leasehold improvements acquired through tenant allowances	682	—

See accompanying Notes to Condensed Consolidated Financial Statements

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

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements and related notes have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q. The accompanying balance sheet as of December 31, 2018 has been derived from the Company’s audited financial statements for the year ended December 31, 2018 previously filed with the SEC. Accordingly, these financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements and should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2018 included in our Annual Report on Form 10-K, which includes information and disclosures not included herein.

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

Principles of Consolidation

These Condensed Consolidated Financial Statements include the accounts of Addus HomeCare Corporation, and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

Estimates

The financial statements are prepared by management in conformity with GAAP and include estimated amounts and certain disclosures based on assumptions about future events. The Company’s critical accounting estimates include the following areas: implicit price concessions, reserve for workers’ compensation insurance claims, accounting for stock-based compensation, accounting for income taxes, business combinations and when required, the quantitative assessment of goodwill. Actual results could differ from these estimates.

Diluted Net Income Per Common Share

Basic earnings per share is calculated using our weighted-average outstanding common shares. Diluted net income per common share, calculated on the treasury stock method, is based on the weighted average number of shares outstanding during the period. The Company’s outstanding securities that may potentially dilute the common stock are stock options and restricted stock awards.

Included in the Company’s calculation of diluted earnings per share for the three and six months ended June 30, 2019 were approximately 695,000 stock options outstanding, of which approximately 327,000 and 316,000 respectively, were dilutive. In addition, there were approximately 154,000 restricted stock awards outstanding, 62,000 and 78,000 of which were dilutive for the three and six months ended June 30, 2019, respectively.

Included in the Company’s calculation of diluted earnings per share for the three and six months ended June 30, 2018 were approximately 707,000 stock options outstanding, of which approximately 230,000 and 172,000 respectively, were dilutive. In addition, there were approximately 146,000 restricted stock awards outstanding, 75,000 and 77,000 of which were dilutive for the three and six months ended June 30, 2018, respectively.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use (“ROU”) asset for all leases, including operating leases, with a term greater than twelve months in their balance sheets. For income statement recognition purposes, leases will be classified as either a finance or an operating lease. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provided entities with an additional transition method. We elected to adopt the standard effective January 1, 2019 using the modified retrospective transition method. We elected the package of practical expedients available for expired or existing contracts, which allowed us to carryforward our historical assessments of (1) whether contracts are, or contain, leases, (2) lease classification and (3) initial direct costs. The Company secured new software to account for the change in accounting for leases. In addition, the Company is designing and implementing new processes and controls. The most significant changes relate to the recognition of right-of-use assets and significant lease liabilities on our consolidated balance sheet as a result of our operating lease obligations, as well as the impact of new disclosure requirements. Adoption of the new standard did not have a significant impact to our results of operations or liquidity.

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

3. Leases

We have historically entered into operating leases for local branches, our corporate headquarters and certain equipment. The Company’s current leases have expiration dates through 2029. Certain of our arrangements have free rent periods and/or escalating rent payment provisions. We recognize rent expense on a straight-line basis over the lease term. Certain of the Company’s leases include termination options and renewal options for periods ranging from one to five years. Because we are not reasonably certain to exercise these renewal options, the options generally are not considered in determining the lease term, and payments associated with the option years are excluded from lease payments.

When available, we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement.

Amounts reported in the Condensed Consolidated Balance Sheets as of June 30, 2019 for our operating leases were as follows:

June 30, 2019
(Amounts in Thousands)
Operating lease right of use assets, net	$18,260

Short-term operating lease liabilities (in Accrued expenses)	5,843
Long-term operating lease liabilities	12,929
Total operating lease liabilities	$18,772

Leases Costs

Components of lease cost were reported in general and administrative expenses in the Condensed Consolidated Statements of Income as follows:

	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
	(Amounts in Thousands)	(Amounts in Thousands)
Operating lease costs	$1,558	$3,204
Short-term lease costs	96	160
Total lease cost	$1,654	$3,364

Lease Term and Discount Rate

Weighted average remaining lease terms and discount rates for the six months ended June 30, 2019 were as follows:

2019
Operating leases:
Weighted average remaining lease term in years	3.75
Weighted average discount rate	5.71%

Maturity of Lease Liabilities

A summary of our remaining operating lease payments as of June 30, 2019 were as follows:

Operating Leases
(Amounts in Thousands)
Due in the 12-month period ended June 30,
2020	$6,582
2021	5,548
2022	4,105
2023	2,270
2024	1,499
Thereafter	955
Total future minimum rental commitments	20,959
Less: Imputed interest	(2,187)
Total lease liabilities	$18,772

As required by ASC 842, the future minimum operating lease payments on non-cancelable leases as of December 31, 2018 under the accounting standards in effect as of that period were as follows:

Operating Leases
(Amounts in Thousands)
Due in the 12-month period ended December 31,
2019	$6,374
2020	4,820
2021	3,460
2022	2,377
2023	2,130
Thereafter	1,382
Total future minimum rental commitments	$20,543

Supplemental cash flow information

For the Six Months Ended June 30, 2019
(Amounts in Thousands)
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,465

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3,743

Financing Leases

Some of our financing leases include provisions to purchase the asset at the conclusion of the lease. The treatment of these leases remains consistent and the transition does not have an impact on the accounting for these leases. Financing leases were not material as of June 30, 2019 and December 31, 2018.

4. Acquisitions

VIP Health Care Services

On June 1, 2019, the Company completed the acquisition of all of the assets of VIP Health Care Services (“VIP”). The purchase price was approximately $29.9 million. The purchase of VIP was funded through a combination of the Company’s revolving credit facility and available cash. With the purchase of VIP, the Company expanded its personal care operations in the state of New York and into the New York City metropolitan area. The related acquisition costs of $0.2 million and integration costs of $0.1 million for the three and six months ended June 30, 2019. These costs were included in general and administrative expenses on the Condensed Consolidated Statements of Income, and were expensed as incurred. The results of VIP are included on the Condensed Consolidated Statements of Income from the date of the acquisition.

The Company’s acquisition of VIP has been accounted for in accordance with ASC Topic 805, Business Combinations, and the resulting goodwill and other intangible assets were accounted for under ASC Topic 350, Goodwill and Other Intangible Assets. The acquisition was recorded at its fair value as of June 1, 2019. Under business combination accounting, the VIP purchase price was allocated to VIP’s net tangible and identifiable intangible assets based on their estimated fair values. Based upon management’s valuation, which is preliminary and subject to completion of working capital adjustments, the total purchase price has been allocated as follows:

Total (Amounts in Thousands)
Goodwill	$10,374
Identifiable intangible assets	15,370
Cash	110
Accounts receivable	5,986
Other assets	2,308
Property and equipment	27
Accounts payable	(385)
Accrued expenses	(747)
Accrued payroll	(1,571)
Other liabilities	(1,554)
Total purchase price allocation	$29,918

Management’s assessment of qualitative factors affecting goodwill for VIP includes estimates of market share at the date of purchase, ability to grow in the market, synergy with existing Company operations, and the payor profile in the market.

Identifiable intangible assets acquired consist of state licenses and customer relationships, with estimated useful lives of six and eight years, respectively. The preliminary estimated fair value of identifiable intangible assets was determined, using Level 3 inputs as defined under ASC Topic 820, with the assistance of a valuation specialist. The goodwill and intangible assets acquired are deductible for tax purposes.

The VIP acquisition accounted for $4.4 million of net service revenues and $0.3 million of net income prior to corporate allocation for the three and six months ended June 30, 2019.

Ambercare Corporation

On May 1, 2018, the Company completed the acquisition of all the issued and outstanding securities of Ambercare Corporation (“Ambercare”). The purchase price was approximately $39.6 million plus the amount of excess cash held by Ambercare at closing (approximately $12.0 million). The purchase of Ambercare was funded by a delayed draw term loan under the Company’s credit facility. With the purchase of Ambercare, the Company expanded its New Mexico personal care operations and acquired its hospice and home health segments in the state of New Mexico. The related acquisition costs were $0.5 million for each of the three and six months ended June 30, 2018. The related integration costs were $0.1 million for each of the three months ended June 30, 2019 and 2018, and $0.2 million and $0.1 million for the six months ended June 30, 2019 and 2018, respectively. These costs were included in general and administrative expenses on the Condensed Consolidated Statements of Income, and were expensed as incurred. The results of Ambercare are included on the Condensed Consolidated Statements of Income from the date of the acquisition.

The Company’s acquisition of Ambercare has been accounted for in accordance with ASC Topic 805, Business Combinations, and the resulting goodwill and other intangible assets were accounted for under ASC Topic 350, Goodwill and Other Intangible Assets. The acquisition was recorded at its fair value as of May 1, 2018. Under business combination accounting, the Ambercare purchase price was $51.6 million and was allocated to Ambercare’s net tangible and identifiable intangible assets based on their estimated fair values.

Based upon management’s valuations, which are now final, the total purchase price has been allocated as follows:

Total (Amounts in Thousands)
Goodwill	$28,831
Cash	12,028
Identifiable intangible assets	9,944
Accounts receivable	6,512
Other assets	442
Property and equipment	154
Accrued expenses	(4,073)
Deferred tax liability	(2,138)
Financing lease	(75)
Accounts payable	(3)
Total purchase price allocation	$51,622

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

The Ambercare acquisition accounted for $15.7 million and $30.6 million of net service revenues for the three and six months ended June 30, 2019, respectively, and $9.2 million of net service revenues for each of the three and six months ended June 30, 2018. Net income prior to corporate allocation for the three and six months ended June 30, 2019, was $3.7 million and $7.1 million, respectively, and $1.8 million of net income prior to corporate allocation for the three and six months ended June 30, 2018.

Arcadia Home Care & Staffing

On April 1, 2018, the Company acquired certain assets of Arcadia Home Care & Staffing (“Arcadia”), expanding its personal care services. The total consideration for the transaction was $18.9 million and was funded by a delayed draw term loan under the Company’s credit facility. The related acquisition costs were $0.5 million for the three and six months ended June 2018. These costs were included in general and administrative expenses on the Condensed Consolidated Statements of Income, and were expensed as incurred. The results of operations from this acquired entity are included in the Condensed Consolidated Statements of Income from the date of the acquisition.

The Company’s acquisition of Arcadia has been accounted for in accordance with ASC Topic 805 and the resulting goodwill and other intangible assets were accounted for under ASC Topic 350. The acquisition was recorded at its fair value as of April 1, 2018. Under business combination accounting, the Arcadia purchase price was $18.9 million and was allocated to Arcadia’s net tangible and identifiable intangible assets based on their estimated fair values. Based upon management’s valuations, which are now final, the total purchase price has been allocated as follows:

Total (Amounts in Thousands)
Goodwill	$13,072
Accounts receivable	5,317
Identifiable intangible assets	2,264
Property and equipment	155
Other assets	92
Accrued expenses	(1,540)
Accounts payable	(508)
Total purchase price allocation	$18,852

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

The Arcadia acquisition accounted for $10.9 million and $21.3 million of net service revenues for the three and six months June 30, 2019, respectively, and $10.8 of net service revenues for each of the three and six months June 30, 2018. Net income prior to corporate allocation for the three and six months ended June 30, 2019, was $1.4 million and $2.7 million, respectively, and $1.6 million of net income prior to corporate allocation for each of the three and six months ended June 30, 2018.

LifeStyle Options, Inc.

Effective January 1, 2018, the Company acquired certain assets of LifeStyle Options, Inc. (“LifeStyle”) in order to expand private pay services in Illinois. The total consideration for the transaction was $4.1 million, comprised of $3.3 million in cash and $0.8 million, representing the estimated fair value of contingent consideration, subject to the achievement of certain performance targets set forth in an earn-out agreement. As of December 31, 2018, the performance targets were not met and the contingent consideration was remeasured to zero. The results of operations from this acquired entity are included in the Condensed Consolidated Statements of Income from the date of the acquisition.

The Company’s acquisition of LifeStyle has been accounted for in accordance with ASC Topic 805 and the resulting goodwill and other intangible assets were accounted for under ASC Topic 350. The acquisition was recorded at its fair value as of January 1, 2018. Under business combination accounting, the LifeStyle purchase price was $4.1 million and was allocated to LifeStyle’s net tangible and identifiable intangible assets based on their estimated fair values. Based upon management’s valuations, which are now final, the total purchase price is final and has been allocated as follows:

Total (Amounts in Thousands)
Goodwill	$2,751
Identifiable intangible assets	1,152
Accounts receivable	573
Other assets	32
Property and equipment	18
Accrued expenses	(291)
Accounts payable	(105)
Total purchase price allocation	$4,130

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

The LifeStyle acquisition accounted for $1.3 million and $2.5 million of net service revenues for the three and six months June 30, 2019, respectively, and $1.5 million and $3.0 million of net service revenues for the three and six months June 30, 2018, respectively. Net income prior to corporate allocation for the three and six months ended June 30, 2019, was $0.1 million and $0.1 million, respectively, and $0.1 million and $0.3 million of net income prior to corporate allocation for the three and six months ended June 30, 2018, respectively.

The following table contains unaudited pro forma condensed consolidated income statement information of the Company had the acquisitions of VIP, Ambercare and Arcadia closed on January 1, 2018.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(Amounts in Thousands)		(Amounts in Thousands)
Net service revenues	$159,177	$148,610	$313,511	$300,318
Operating income	8,260	7,490	14,205	21,246
Net income	6,091	3,259	10,597	12,974
Net income per common share
Basic income per share	$0.47	$0.28	$0.81	$1.13
Diluted income per share	$0.45	$0.28	$0.79	$1.10

The pro forma disclosures in the table above include adjustments for amortization of intangible assets, tax expense and acquisition costs to reflect results that are more representative of the combined results of the transactions as if VIP, Ambercare and Arcadia had been acquired effective January 1, 2018. This pro forma information is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred. In addition, future results may vary significantly from the results reflected in the pro forma information. The unaudited pro forma financial information does not reflect the impact of future events that may occur after the acquisition, such as anticipated cost savings from operating synergies.

5. Goodwill and Intangible Assets

A summary of the goodwill activity for the six months ended June 30, 2019 is provided below:

	Goodwill
	Personal Care	Hospice	Home Health	Total
	(Amounts in Thousands)
Goodwill as of December 31, 2018	$112,377	$22,200	$865	$135,442
Additions for acquisitions	10,374	—	—	10,374
Adjustments to previously recorded goodwill	(39)	33	2	(4)
Goodwill as of June 30, 2019	$122,712	$22,233	$867	$145,812

The Company’s identifiable intangible assets consist of customer and referral relationships, trade names, trademarks and non-competition agreements. Amortization is computed using straight-line and accelerated methods based upon the estimated useful lives of the respective assets, which range from three to twenty-five years. Goodwill and certain state licenses are not amortized pursuant to ASC Topic 350. The Company recognized goodwill of $10.4 million related to the acquisition of VIP during the three months ended June 30, 2019.

The carrying amount and accumulated amortization of each identifiable intangible asset category consisted of the following as of June 30, 2019:

	Customer and referral relationships	Trade names and trademarks	Non- competition agreements	State Licenses	Total
	(Amounts in Thousands)
Intangible assets with indefinite lives:	$—	$—	$—	$2,871	$2,871
Intangible assets subject to amortization:
Gross carrying amount	47,037	21,551	2,155	10,930	81,673
Accumulated amortization	(34,139)	(11,711)	(2,036)	(178)	(48,064)
Intangible assets subject to amortization, net	12,898	9,840	119	10,752	33,609
Total intangible assets at June 30, 2019	$12,898	$9,840	$119	$13,623	$36,480

The Company acquired state licenses and customer relationships of $10.7 million and $4.7 million, respectively, related to the acquisition of VIP during the three months ended June 30, 2019. Amortization expense related to the identifiable intangible assets amounted to $1.4 million and $2.7 million for the three and six months ended June 30, 2019, respectively, and $1.8 million and $3.0 million for the three and six months ended June 30, 2018, respectively. The weighted average remaining lives of identifiable intangible assets as of June 30, 2019 is 7.7 years.

6. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consisted of the following:

	June 30, 2019	December 31, 2018
	(Amounts in Thousands)
Workers’ compensation insurance receivable	$1,600	$1,692
Prepaid workers’ compensation and liability insurance	1,562	1,840
Health insurance receivable	1,663	564
Other	4,323	3,002
	$9,148	$7,098

Accrued expenses consisted of the following:

	June 30, 2019	December 31, 2018
	(Amounts in Thousands)
Current portion of operating lease liabilities	$5,843	$—
Accrued health insurance	4,351	3,926
Accrued professional fees	2,983	2,260
Accrued payroll taxes	1,178	769
Other	4,732	4,631
	$19,087	$11,586

7. Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2019	December 31, 2018
	(Amounts in Thousands)
Revolving loan under the credit facility	$20,000	$20,000
Term loan under the credit facility	19,600	—
Financing leases	37	81
Less unamortized issuance costs	(2,451)	(2,797)
Total	$37,186	$17,284
Less current maturities	(955)	(62)
Long-term debt	$36,231	$17,222

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

Addus HealthCare, Inc. (“Addus HealthCare”) is the borrower, and its parent, Holdings, and substantially all of Holdings’ subsidiaries are guarantors under this amended and restated credit facility, and it is collateralized by a first priority security interest in all of the Company’s and the other credit parties’ current and future tangible and intangible assets, including the shares of stock of the borrower and subsidiaries. The Credit Agreement contains affirmative and negative covenants customary for credit facilities of this type, including limitations on the Company with respect to liens, indebtedness, guaranties, investments, distributions, mergers and acquisitions and dispositions of assets.

The Company pays a fee ranging from 0.20% to 0.35% based on the applicable senior net leverage ratio times the unused portion of the revolving loan portion of the amended and restated credit facility.

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

During the second quarter of 2019, the Company drew $19.6 million under the delayed draw term loan portion of its credit facility to fund, in part, the acquisition of VIP with an interest rate of 4.15% at June 30, 2019.

As of June 30, 2019, the Company had a total of $20.0 million of revolving loans outstanding with an interest rate of 4.44% and the total availability under the revolving loan facility was $141.9 million. During the six months ended June 30, 2019, the Company had no draws under the revolving loan portion of its credit facility. At June 30, 2019, the Company was in compliance with our covenants under the Credit Agreement.

As of December 31, 2018, the Company had a total of $20.0 million of revolving loans outstanding with an interest rate of 4.35% and the total availability under the revolving loan facility was $142.9 million.

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

8. Income Taxes

The effective income tax rate was 22.6% and 22.5% for the three months ended June 30, 2019 and 2018, respectively and 20.0% and 20.5% for the six months ended June 30, 2019 and 2018. The difference between the federal statutory rate and effective income tax rates is principally due to the inclusion of state taxes and non-deductible compensation, offset by an excess tax benefit and the use of federal employment tax credits.

9. Commitments and Contingencies

Legal Proceedings

From time to time, the Company is subject to legal and/or administrative proceedings incidental to its business. It is the opinion of management that the outcome of pending legal and/or administrative proceedings will not have a material effect on the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income.

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

The tables below set forth information about our reportable segments for the three and six months ended June 30, 2019 and 2018 along with the items necessary to reconcile the segment information to the totals reported in the accompanying condensed consolidated financial statements. Segment assets are not reviewed by the company’s chief operating decision maker function and therefore are not disclosed below.

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

The following tables present our revenues disaggregated by revenue source.

	For the Three Months Ended June 30, 2019
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$138,254	$8,437	$3,001	$149,692
Cost of services revenues	102,829	4,322	2,071	109,222
Gross profit	35,425	4,115	930	40,470
General and administrative expenses	13,232	1,548	656	15,436
Segment operating income	$22,193	$2,567	$274	$25,034

	For the Three Months Ended June 30, 2018
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$125,086	$4,649	$1,523	$131,258
Cost of services revenues	91,843	2,574	1,098	95,515
Gross profit	33,243	2,075	425	35,743
General and administrative expenses	10,309	854	343	11,506
Segment operating income	$22,934	$1,221	$82	$24,237

	For the Three Months Ended June 30,
	2019	2018
	(Amounts in Thousands)
Segment Reconciliation:
Total segment operating income	$25,034	$24,237

Items not allocated at segment level:
Other general and administrative expenses	14,786	14,989
Depreciation and amortization	2,535	2,335
Interest income	(95)	(32)
Interest expense	680	1,382
Income before income taxes	$7,128	$5,563

	For the Six Months Ended June 30, 2019
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$266,895	$16,354	$5,697	$288,946
Cost of services revenues	198,825	8,092	3,985	210,902
Gross profit	68,070	8,262	1,712	78,044
General and administrative expenses	25,771	3,138	1,343	30,252
Segment operating income	$42,299	$5,124	$369	$47,792

	For the Six Months Ended June 30, 2018
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$234,562	$4,649	$1,523	$240,734
Cost of services revenues	173,386	2,574	1,098	177,058
Gross profit	61,176	2,075	425	63,676
General and administrative expenses	18,790	854	343	19,987
Segment operating income	$42,386	$1,221	$82	$43,689

	For the Six Months Ended June 30,
	2019	2018
	(Amounts in Thousands)
Segment Reconciliation:
Total segment operating income	$47,792	$43,689

Items not allocated at segment level:
Other general and administrative expenses	29,227	28,045
Depreciation and amortization	4,609	4,142
Interest income	(310)	(2,355)
Interest expense	1,298	2,293
Income before income taxes	$12,968	$11,564

11. Significant Payors

For the three and six months ended June 30, 2019 and 2018, the Company’s revenue disaggregated by payor type was as follows:

	Personal Care
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019		2018		2019		2018
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
State, local and other governmental programs	$75,069	54.3%	$72,520	57.9%	$147,128	55.1%	$139,455	59.4%
Managed care organizations	54,126	39.1	43,295	34.6	102,132	38.3	81,538	34.8
Private pay	5,231	3.8	5,571	4.5	10,251	3.8	9,312	4.0
Commercial insurance	2,041	1.5	1,845	1.5	3,907	1.5	2,402	1.0
Other	1,787	1.3	1,855	1.5	3,477	1.3	1,855	0.8
Total personal care segment net service revenues	$138,254	100.0%	$125,086	100.0%	$266,895	100.0%	$234,562	100.0%

	Hospice
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019		2018		2019		2018
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$7,808	92.6%	$4,353	93.7%	$15,199	92.9%	$4,353	93.7%
Managed care organizations	474	5.6	295	6.3	835	5.1	295	6.3
Other	155	1.8	1	—	320	2.0	1	—
Total hospice segment net service revenues	$8,437	100.0%	$4,649	100.0%	$16,354	100.0%	$4,649	100.0%

	Home Health
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019		2018		2019		2018
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$2,436	81.2%	$1,404	92.2%	$4,635	81.4%	$1,404	92.2%
Managed care organizations	477	15.9	108	7.1	891	15.6	108	7.1
Other	88	2.9	11	0.7	171	3.0	11	0.7
Total home health segment net service revenues	$3,001	100.0%	$1,523	100.0%	$5,697	100.0%	$1,523	100.0%

The percentages of segment revenue for each of the Company’s significant states for the three and six months ended June 30, 2019 and 2018 were as follows:

	Personal Care
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019		2018		2019		2018
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Illinois	$59,891	43.3%	$58,335	46.7%	$117,487	44.1%	$115,644	49.3%
New York	23,020	16.7	15,800	12.6	40,833	15.3	31,185	13.3
New Mexico	18,135	13.1	14,794	11.8	35,343	13.2	26,581	11.3
All other states	37,208	26.9	36,157	28.9	73,232	27.4	61,152	26.1
Total personal care segment net service revenues	$138,254	100.0%	$125,086	100.0%	$266,895	100.0%	$234,562	100.0%

	Hospice
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019		2018		2019		2018
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
New Mexico	$8,437	100.0%	$4,649	100.0%	$16,354	100.0%	$4,649	100.0%
Total hospice segment net service revenues	$8,437	100.0%	$4,649	100.0%	$16,354	100.0%	$4,649	100.0%

	Home Health
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019		2018		2019		2018
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
New Mexico	$3,001	100.0%	$1,523	100.0%	$5,697	100.0%	$1,523	100.0%
Total home health segment net service revenues	$3,001	100.0%	$1,523	100.0%	$5,697	100.0%	$1,523	100.0%

A substantial portion of the Company’s net service revenues and accounts receivable are derived from services performed for state and local governmental agencies. The Illinois Department on Aging, the largest payor program for our Illinois personal care operations, accounted for 27.5% and 30.4% of the Company’s net service revenues for the three months ended June 30, 2019 and 2018, respectively, and accounted for 28.2% and 33.1% of the Company’s net service revenues for the six months ended June 30, 2019 and 2018, respectively.

The related receivables due from the Illinois Department on Aging represented 27.7% and 22.5% of the Company’s net accounts receivable at June 30, 2019 and December 31, 2018, respectively.

12. Subsequent Events

On August 1, 2019, the Company completed the acquisition of Alliance Home Health Care, LLC (“Alliance”) for approximately $23.5 million. Additionally, the Company acquired the assets of Foremost Home Care (“Foremost”) for approximately $1.4 million. The Company funded these acquisitions through a combination of the revolving loan portion of its credit facility and available cash. With the purchase of Alliance, the Company expanded its home health and hospice operations in the state of New Mexico. The addition of Foremost will support the Company’s growth strategy in the New York City market area. The Company is currently assessing the fair value of identifiable net assets acquired.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements about our business and operations. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words like “believes,” “belief,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “would,” “should” and similar expressions are intended to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, changes in operational and reimbursement processes and payment structures at the state or federal levels; changes in Medicaid, Medicare, other government program and managed care organizations policies and payment rates; changes in, or our failure to comply with existing, federal and state laws or regulations or our failure to comply with new government laws or regulations on a timely basis; competition in the healthcare industry; the geographical concentration of our operations; changes in the case mix of consumers and payment methodologies; operational changes resulting from the assumption by managed care organizations of responsibility for managing and paying for our services to consumers; the nature and success of future financial and/or delivery system reforms; changes in estimates and judgments associated with critical accounting policies; our ability to maintain or establish new referral sources; our ability to renew significant agreements or groups of agreements; our ability to attract and retain qualified personnel; federal, city and state minimum wage pressure, including any failure of Illinois or any other governmental entity to enact a minimum wage offset and/or the timing of any such enactment; changes in payments and covered services due to the overall economic conditions and deficit spending by federal and state governments; cost containment initiatives undertaken by state and other third-party payors; our ability to access financing through the capital and credit markets; our ability to meet debt service requirements and comply with covenants in debt agreements; business disruptions due to natural disasters or acts of terrorism; our ability to integrate and manage our information systems; our expectations regarding the size and growth of the market for our services; the acceptance of privatized social services; our expectations regarding changes in reimbursement rates; eligibility standards and limits on services imposed by state governmental agencies; the potential for litigation; discretionary determinations by government officials; our ability to successfully implement our business model to grow our business; our ability to continue identifying, pursuing and integrating acquisition opportunities and expand into new geographic markets; the impact of acquisitions and dispositions on our business; the effectiveness, quality and cost of our services; our ability to successfully execute our growth strategy; changes in tax rates; the impact of inclement weather or natural disasters; and various other matters, many of which are beyond our control. In addition, the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2018, filed on March 18, 2019, may result in these differences. You should carefully review all of these factors. These forward-looking statements were based on information, plans and estimates at the date of this prospectus supplement or the other document containing the forward-looking statement, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes, except as may be required by law.

Overview

We are a home care services provider operating in three segments: personal care, hospice, and home health. Our services are provided in-home under agreements with federal, state and local government agencies, managed care organizations, commercial insurers and private individuals. Our consumers are predominantly “dual eligible,” meaning they are eligible to receive both Medicare and Medicaid benefits. Managed care revenues accounted for 36.8% and 33.3% of our revenue during the three months ended June 30, 2019 and 2018, respectively, and 35.9% and 34.0% of our revenue during the six months ended June 30, 2019 and 2018, respectively.

A summary of our financial results for the three and six months ended June 30, 2019 and 2018 is provided below.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(Amounts in Thousands)		(Amounts in Thousands)
Net service revenues	$149,692	$131,258	$288,946	$240,734
Net income	$5,518	$4,318	$10,380	$9,204

As of June 30, 2019, we provided our services in 24 states through 162 offices. For the six months ended June 30, 2019 and 2018, we served approximately 50,000 and 48,000 discrete individuals, respectively. Our personal care segment also includes staffing services, with clients including assisted living facilities, nursing homes and hospice facilities.

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

On April 1, 2018, we completed the acquisition of certain assets of Arcadia for approximately $18.9 million. Arcadia provides home care services through 26 offices in 10 states. We funded this acquisition through the delayed draw term loan portion of our credit facility. In September 2018, we acquired certain affiliate branches of Arcadia for $0.6 million using cash on hand.

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

On June 1, 2019, we completed the acquisition of VIP for approximately $29.9 million. With the purchase of VIP, we expanded our personal care services in the state of New York and into the New York City metropolitan area. We funded this acquisition through the delayed draw term loan portion of our credit facility and cash on hand.

On August 1, 2019, we acquired the assets of Alliance for approximately $23.5 million. Additionally, the Company acquired the assets of Foremost Home Care (“Foremost”) for approximately $1.4 million. We funded these acquisitions through a combination of our revolving credit facility and available cash. With the purchase of Alliance, we expanded our home health and hospice operations in the state of New Mexico. The addition of Foremost will support the Company’s growth strategy in the New York City market area.

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

For the three and six months ended June 30, 2019 and 2018, our payor revenue and significant states by segment were as follows:

	Personal Care
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019		2018		2019		2018
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
State, local and other governmental programs	$75,069	54.3%	$72,520	57.9%	$147,128	55.1%	$139,455	59.4%
Managed care organizations	54,126	39.1	43,295	34.6	102,132	38.3	81,538	34.8
Private pay	5,231	3.8	5,571	4.5	10,251	3.8	9,312	4.0
Commercial insurance	2,041	1.5	1,845	1.5	3,907	1.5	2,402	1.0
Other	1,787	1.3	1,855	1.5	3,477	1.3	1,855	0.8
Total personal care segment net service revenues	$138,254	100.0%	$125,086	100.0%	$266,895	100.0%	$234,562	100.0%

	Hospice
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019		2018		2019		2018
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$7,808	92.6%	$4,353	93.7%	$15,199	92.9%	$4,353	93.7%
Managed care organizations	474	5.6	295	6.3	835	5.1	295	6.3
Other	155	1.8	1	—	320	2.0	1	—
Total hospice segment net service revenues	$8,437	100.0%	$4,649	100.0%	$16,354	100.0%	$4,649	100.0%
New Mexico	$8,437	100.0%	$4,649	100.0%	$16,354	100.0%	$4,649	100.0%

	Home Health
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019		2018		2019		2018
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$2,436	81.2%	$1,404	92.2%	$4,635	81.4%	$1,404	92.2%
Managed care organizations	477	15.9	108	7.1	891	15.6	108	7.1
Other	88	2.9	11	0.7	171	3.0	11	0.7
Total home health segment net service revenues	$3,001	100.0%	$1,523	100.0%	$5,697	100.0%	$1,523	100.0%
New Mexico	$3,001	100.0%	$1,523	100.0%	$5,697	100.0%	$1,523	100.0%

	Personal Care
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019		2018		2019		2018
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Illinois	$59,891	43.3%	$58,335	46.7%	$117,487	44.1%	$115,644	49.3%
New York	23,020	16.7	15,800	12.6	40,833	15.3	31,185	13.3
New Mexico	18,135	13.1	14,794	11.8	35,343	13.2	26,581	11.3
All other states	37,208	26.9	36,157	28.9	73,232	27.4	61,152	26.1
Total personal care segment net service revenues	$138,254	100.0%	$125,086	100.0%	$266,895	100.0%	$234,562	100.0%

We derive a significant amount of our net service revenues in Illinois, which represented 40.0% and 44.5% of our total net service revenues for the three months ended June 30, 2019 and 2018, respectively, and accounted for 40.8% and 48.0% of our total net service revenues for the six months ended June 30, 2019 and 2018, respectively.

A significant amount of our net service revenues are derived from one payor client, the Illinois Department on Aging, which accounted for 27.5% and 30.4% of our total net service revenues for the three months ended June 30, 2019 and 2018, respectively and accounted for 28.2% and 33.1% of our net service revenues for the six months ended June 30, 2019 and 2018, respectively.

The Illinois Department on Aging’s payments for non-Medicaid consumers have been delayed in the past and may continue to be delayed in the future due to budget disputes. The state of Illinois did not adopt comprehensive budgets for fiscal years 2016 or 2017, ending June 30, 2016 and June 30, 2017, respectively. On July 6, 2017, the state of Illinois passed a budget for the state fiscal year 2018, which began on July 1, 2017, authorizing the Illinois Department on Aging to pay for our services rendered to non-Medicaid consumers provided in prior fiscal years. On June 4, 2018, the state of Illinois passed a budget for state fiscal year 2019, which began on July 1, 2018. On June 6, 2019, the state of Illinois passed a budget for state fiscal year 2020, which began on July 1, 2019.

We are subject to minimum wage laws and minimum wages have increased in many of the jurisdictions in which we operate. Since our operations are concentrated in Illinois, New York and New Mexico, we are particularly sensitive to changes in these states. For example, in 2014, the Chicago City Council passed an ordinance that raised the minimum wage for Chicago workers to $13 per hour on July 1, 2019, with increases adjusted to the Consumer Price Index in subsequent years. Since 2014, wage increases have only been partially offset by a reimbursement rate increase. In the budget process for the 2019 fiscal year, a proposed rate increase was not included in the final budget. In June of 2019, the State of Illinois finalized its fiscal year 2020 budget with the inclusion of an appropriation to raise in-home care rates to offset the costs of previous minimum wage increases. The state of Illinois currently projects an effective date of September 1, 2019 and January 1, 2020 for two reimbursement rate increases to fund all minimum wage increases. Our financial performance is impacted in quarters for which an offsetting reimbursement rate increase is not in effect.

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

The Bipartisan Budget Act of 2018 requires CMS to use a 30-day episode of care and implement the PDGM beginning January 1, 2020. In July 2019, CMS issued a proposed rule that would implement these policies, but that rule has not yet been finalized. The PDGM will replace the current case-mix system, which uses the number of visits to determine payment, and will classify patients based on clinical characteristics.

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

General and Administrative Expenses

Our general and administrative expenses from continuing operations include our costs for operating our network of local agencies and our administrative offices. Our agency expenses consist of costs for supervisory personnel, our community care supervisors and office administrative costs. Personnel costs include wages, payroll taxes and employee benefits. Facility costs include rents, utilities, postage, telephone and office expenses. Our support center expenses include costs for accounting, information systems, human resources, billing and collections, contracting, marketing and executive leadership. These expenses consist of compensation, including stock-based compensation, payroll taxes, employee benefits, legal, accounting and other professional fees, travel, general insurance, rents, provision for doubtful accounts and related facility costs. Expenses related to streamlining our operations such as terminated employees, termination of professional services relationships, other contract termination costs and asset write-offs are also included in general and administrative expenses.

Depreciation and Amortization Expenses

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

Interest Income

Illinois law entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received. For the three months ended June 30, 2019 and 2018, we did not receive any prompt payment interest. For the six months ended June 30, 2019 and 2018, we received $0.1 million and $2.3 million, respectively, in prompt payment interest.

Interest Expense

Interest expense is reported when incurred and consists of interest and unused credit line fees on our credit facility, and our Terminated Senior Credit Facility and interest on our financing lease obligations.

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. The effective income tax rate was 22.6% and 22.5% for the three months ended June 30, 2019 and 2018, respectively and 20.0% and 20.5% for the six months ended June 30, 2019 and 2018, respectively.

Results of Operations — Consolidated

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

The following table sets forth, for the periods indicated, our consolidated results of operations.

	For the Three Months Ended June 30,
	2019		2018		Change
		% Of		% Of
		Net Service		Net Service
	Amount	Revenues	Amount	Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Net service revenues	$149,692	100.0%	$131,258	100.0%	$18,434	14.0%
Cost of service revenues	109,222	73.0	95,515	72.8	13,707	14.4
Gross profit	40,470	27.0	35,743	27.2	4,727	13.2
General and administrative expenses	30,222	20.2	26,495	20.2	3,727	14.1
Depreciation and amortization	2,535	1.7	2,335	1.8	200	8.6
Total operating expenses	32,757	21.9	28,830	22.0	3,927	13.6
Operating income	7,713	5.2	6,913	5.3	800	11.6
Interest income	(95)	(0.1)	(32)	—	(63)	196.9
Interest expense	680	0.5	1,382	1.1	(702)	(50.8)
Total interest expense (income), net	585	0.4	1,350	1.0	(765)	(56.7)
Income before income taxes	7,128	4.8	5,563	4.2	1,565	28.1
Income tax expense	1,610	1.1	1,245	0.9	365	29.3
Net income	$5,518	3.7%	$4,318	3.3%	$1,200	27.8%

Net service revenues increased by 14.0% to $149.7 million for the three months ended June 30, 2019 compared to $131.3 million for the three months ended June 30, 2018. The increase was due to a 6.5% increase in billable hours and a 3.8% increase in revenues per billable hour for the three months ended June 30, 2019 in our personal care segment. Billable hours increased in our personal care segment for the three months ended June 30, 2019 compared to June 30, 2018, partially due to the acquisition of Ambercare on May 1, 2018 and the acquisition of VIP on June 1, 2019 as well as an increase in same store billable census. Revenues per billable hour increased due to rate increases in several states. In addition, with the acquisition of Ambercare, revenue increased by $3.8 million and $1.5 million from our hospice and home health segments, respectively, during the three months ended June 30, 2019, compared to the same period in 2018.

Gross profit, expressed as a percentage of net service revenues, decreased slightly to 27.0% for the three months ended June 30, 2019, compared to 27.2% for the same period in 2018. The decrease was due to an increase of direct service costs associated with salaries of 0.2% as a percentage of net service revenues.

General and administrative expenses increased to $30.2 million for the three months ended June 30, 2019 compared to $26.5 million for the three months ended June 30, 2018. The increase in general and administrative expenses was primarily due to acquisitions that resulted in an increase in administrative employee wages, taxes and benefit costs of $2.4 million and an increase in data processing of $0.3 million. In addition, professional fees increased by $0.5 million and stock based compensation increased by $0.5 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. General and administrative expenses, expressed as a percentage of net service revenues was 20.2% for the three months ended June 30, 2019 and June 30, 2018.

Depreciation and amortization expense increased to $2.5 million for the three months ended June 30, 2019 from $2.3 million for the three months ended June 30, 2018, primarily due to the increase of intangible assets related to the fiscal year 2018 acquisitions.

Interest Expense

Interest expense decreased to $0.7 million for the three months ended June 30, 2019 compared to $1.4 million for the three months ending June 30, 2018. The decrease in interest expense is primarily due to a lower outstanding loan balance under our credit facility for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. The effective income tax rate was 22.6% and 22.5% for the three months ended June 30, 2019 and 2018, respectively. The difference between the federal statutory and our effective income tax rates is principally due to the inclusion of state taxes and non-deductible compensation, offset by an excess tax benefit and the use of federal employment tax credits.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

The following table sets forth, for the periods indicated, our consolidated results of operations.

	For the Six Months Ended June 30,
	2019		2018		Change
		% Of		% Of
		Net Service		Net Service
	Amount	Revenues	Amount	Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Net service revenues	$288,946	100.0%	$240,734	100.0%	$48,212	20.0%
Cost of service revenues	210,902	73.0	177,058	73.5	33,844	19.1
Gross profit	78,044	27.0	63,676	26.5	14,368	22.6
General and administrative expenses	59,479	20.6	48,032	20.0	11,447	23.8
Depreciation and amortization	4,609	1.6	4,142	1.7	467	11.3
Total operating expenses	64,088	22.2	52,174	21.7	11,914	22.8
Operating income	13,956	4.8	11,502	4.8	2,454	21.3
Interest income	(310)	(0.1)	(2,355)	(1.0)	2,045	(86.8)
Interest expense	1,298	0.4	2,293	1.0	(995)	(43.4)
Total interest expense (income), net	988	0.3	(62)	—	1,050	(1,693.5)
Income before income taxes	12,968	4.5	11,564	4.8	1,404	12.1
Income tax expense	2,588	0.9	2,360	1.0	228	9.7
Net income	$10,380	3.6%	$9,204	3.8%	$1,176	12.8%

Net service revenues increased by 20.0% to $288.9 million for the six months ended June 30, 2019 compared to $240.7 million for the six months ended June 30, 2018. The increase was due to a 9.9% increase in billable hours and a 3.5% increase in revenues per billable hour for the six months ended June 30, 2019 in our personal care segment. Billable hours increased in our personal care segment for the six months ended June 30, 2019 compared to June 30, 2018, partially due to the acquisition of Ambercare on May 1, 2018 and the acquisition of VIP on June 1, 2019 as well as an increase in same store billable census. Revenues per billable hour increased due to rate increases in several states. In addition, with the acquisition of Ambercare, revenue increased by $11.7 million and $4.2 million from our hospice and home health segments, respectively, during the six months ended June 30, 2019, compared to the same period in 2018.

Gross profit, expressed as a percentage of net service revenues, increased to 27.0% for the six months ended June 30, 2019, compared to 26.5% for the same period in 2018. The increase was mainly attributed to the acquisition of the relatively higher margin Ambercare business in the second quarter of 2018.

General and administrative expenses increased to $59.5 million for the six months ended June 30, 2019 compared to $48.0 million for the six months ended June 30, 2018. The increase in general and administrative expenses was primarily due to acquisitions that resulted in an increase in administrative employee wages, taxes and benefit costs of $8.2 million, an increase in data processing of $0.7 million, and an increase in rent expense of $0.5 million. In addition, professional fees increased by $1.1 million and stock based compensation increased by $0.9 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. General and administrative expenses, expressed as a percentage of net service revenues increased to 20.6% for the six months ended June 30, 2019, from 20.0% for the six months ended June 30, 2018.

Depreciation and amortization expense increased to $4.6 million for the six months ended June 30, 2019 from $4.1 million for the six months ended June 30, 2018, primarily due to the increase of intangible assets related to the fiscal year 2018 acquisitions.

Interest Income

Interest income decreased by $2.0 million to $0.3 million for the six months ended June 30, 2019 from $2.4 million for the six months ended June 30, 2018. For the six months ended June 30, 2019 and June 30, 2018, we received prompt payment interest from the state of Illinois of $0.1 million and $2.3 million, respectively.

Interest Expense

Interest expense decreased to $1.3 million for the six months ended June 30, 2019 compared to $2.3 million for the six months ended June 30, 2018. The decrease in interest expense is primarily due to a lower outstanding loan balance under our credit facility for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. The effective income tax rate was 20.0% and 20.5% for the six months ended June 30, 2019 and 2018, respectively. The difference between the federal statutory rate and our effective income tax rates is principally due to the inclusion of state taxes and non-deductible compensation, offset by an excess tax benefit and the use of federal employment tax credits.

Results of Operations – Segments

The following tables and related analysis summarize our operating results and business metrics by segment:

Personal Care Segment

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2019		2018		Change		2019		2018		Change
Personal Care	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$138,254	100.0%	$125,086	100.0%	$13,168	10.5%	$266,895	100.0%	$234,562	100.0%	$32,333	13.8%
Cost of services revenues	102,829	74.4	91,843	73.4	10,986	12.0	198,825	74.5	173,386	73.9	25,439	14.7
Gross profit	35,425	25.6	33,243	26.6	2,182	6.6	68,070	25.5	61,176	26.1	6,894	11.3
General and administrative expenses	13,232	9.6	10,309	8.2	2,923	28.4	25,771	9.7	18,790	8.0	6,981	37.2
Segment operating income	$22,193	16.1%	$22,934	18.3%	$(741)	(3.2)%	$42,299	15.8%	$42,386	18.1%	$(87)	(0.2)%
Business Metrics (Actual Numbers, Except Billable Hours in Thousands)
Average billable census	39,026		37,749		1,277	3.4%	38,761		37,741		1,020	2.7%
Billable hours	7,269		6,828		441	6.5	14,133		12,858		1,275	9.9
Average billable hours per census per month	61.6		59.8		1.8	3.0	60.3		56.5		3.8	6.7
Billable hours per business day	111,829		105,053		6,776	6.5	109,557		98,910		10,647	10.8
Revenues per billable hour	$19.02		$18.32		$0.70	3.8%	$18.88		$18.24		$0.64	3.5%

Net service revenues from state, local and other governmental programs accounted for 54.3% and 57.9% of net service revenues for the three months ended June 30, 2019 and 2018, and 55.1% and 59.4% of net service revenues for the six months ended June 30, 2019 and 2018, respectively. Managed care organizations accounted for 39.1% and 34.6% of net service revenues for the three months ended June 30, 2019 and 2018, and 38.3% and 34.8% of net service revenues for the six months ended June 30, 2019 and 2018, respectively, with commercial insurance, private pay and other payors accounting for the remainder of net service revenues. One payor client, the Illinois Department on Aging, accounted for 27.5% and 30.4% of net service revenues for the three months ended June 30, 2019 and 2018, respectively, and accounted for 28.2% and 33.1% of net service revenues for the six months ended June 30, 2019 and 2018, respectively.

Net service revenues increased by 10.5% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Net service revenues increased primarily due to a 6.5% increase in billable hours and a 3.8% increase in revenues per billable hour for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Net service revenues increased by 13.8% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Net service revenues increased primarily due to a 9.9% increase in billable hours and a 3.5% increase in revenues per billable hour for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Billable hours increased for the three and six months ended June 30, 2019 compared to June 30, 2018, partially due to the acquisition of Ambercare on May 1, 2018 and the acquisition of VIP on June 1, 2019. Revenues per billable hour increased due to rate increases in several states.

Gross profit, expressed as a percentage of net service revenues, decreased from 26.6% for the three months ended June 30, 2018 to 25.6% for the three months ended June 30, 2019 and from 26.1% for the six months ended June 30, 2018 to 25.5% for the six months ended June 30, 2019. For the three months ended June 30, 2019, the decrease was due to an increase of direct service costs associated with salaries of 1.2% as a percentage of net service revenues compared to the three months ended June 30, 2018. For the six months ended June 30, 2019, the decrease was due to an increase of direct service costs associated with salaries of 0.9% as a percentage of net service revenues compared to the six months ended June 30, 2018, partially offset by a reduction of workers compensation as a percentage of revenue of 0.4%.

General and administrative expenses increased by approximately $2.9 million and $7.0 million for the three and six months ended June 30, 2019, respectively. The increase in general and administrative expenses was primarily due to acquisitions that resulted in a $2.7 million and $6.3 million increase in administrative employee wages, taxes and benefit costs and a $0.2 million and $0.5 million increase in rent expenses for the three and six months ended June 30, 2019, respectively.

Hospice Segment

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2019		2018		Change		2019		2018		Change
Hospice	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
Operating Results	(Amounts in Thousands, Except Percentages)
Net service revenues	$8,437	100.0%	$4,649	100.0%	$3,788	81.5%	$16,354	100.0%	$4,649	100.0%	$11,705	251.8%
Cost of services revenues	4,322	51.2	2,574	55.4	1,748	67.9	8,092	49.5	2,574	55.4	5,518	214.4
Gross profit	4,115	48.8	2,075	44.6	2,040	98.3	8,262	50.5	2,075	44.6	6,187	298.2
General and administrative expenses	1,548	18.3	854	18.4	694	81.3	3,138	19.2	854	18.4	2,284	267.4
Segment operating income	$2,567	30.4%	$1,221	26.3%	$1,346	110.2%	$5,124	31.3%	$1,221	26.3%	$3,903	319.7%
Business Metrics (Actual Numbers)
Admissions	474		250		224	89.6%	985		250		735	294.0%
Average daily census	611		541		70	12.9	593		541		52	9.6
Average length of stay	127		158		(31)	(19.8)	121		158		(37.0)	(23.4)
Patient days	54,807		32,600		22,207	68.1	106,531		32,600		73,931	226.8
Revenue per patient day	$153.94		$142.60		$11.34	8.0%	$153.52		$142.60		$10.92	7.7%

On May 1, 2018, upon the completion of our acquisition of Ambercare, we began operating our hospice segment. Hospice generates net service revenues by providing care to patients with a life expectancy of six months or less, and their families. Net service revenues from Medicare accounted for 92.6% and 93.7% and managed care organizations accounted for 5.6% and 6.3% for the three months ended June 30, 2019 and 2018, respectively. Net service revenues from Medicare accounted for 92.9% and 93.7% and managed care organizations accounted for 5.1% and 6.3% for the six months ended June 30, 2019 and 2018, respectively.

Gross profit, expressed as a percentage of net service revenues was 48.8% and 44.6% for the three months ended June 30, 2019 and 2018, respectively, and 50.5% and 44.6%, for the six months ended June 30, 2019 and 2018, respectively. General and administrative expenses, expressed as a percentage of net service revenues was 18.3% and 18.4% for the three months ended June 30, 2019 and 2018, respectively, and 19.2% and 18.4% for the six months ended June 30, 2019 and 2018, respectively. The hospice segment’s general and administrative expenses primarily consist of administrative employee wages, taxes and benefit costs, rent, information technology and office expenses. The hospice segment’s operating income was $2.6 million and $1.2 million for the three months ended June 30, 2019 and 2018, respectively, and $5.1 million and $1.2 million for the six months ended June 30, 2019 and 2018, respectively.

Home Health Segment

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2019		2018		Change		2019		2018		Change
Home Health	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
Operating Results	(Amounts in Thousands, Except Percentages)
Net service revenues	$3,001	100.0%	$1,523	100.0%	$1,478	97.0%	$5,697	100.0%	$1,523	100.0%	$4,174	274.1%
Cost of services revenues	2,071	69.0	1,098	72.1	973	88.6	3,985	69.9	1,098	72.1	2,887	262.9
Gross profit	930	31.0	425	27.9	505	118.8	1,712	30.1	425	27.9	1,287	302.8
General and administrative expenses	656	21.9	343	22.5	313	91.3	1,343	23.6	343	22.5	1,000	291.5
Segment operating income	$274	9.1%	$82	5.4%	$192	234.1%	$369	6.5%	$82	5.4%	$287	350.0%
Business Metrics (Actual Numbers)
New admissions	700		388		312	80.4%	1,415		388		1,027	264.7%
Recertifications	543		369		174	47.2	1,185		369		816	221.1
Total volume	1,243		757		486	64.2	2,600		757		1,843	243.5
Visits	24,157		12,857		11,300	87.9%	43,711		12,857		30,854	240.0%

On May 1, 2018, upon the completion of our acquisition of Ambercare, we began operating our home health segment. Home health generates net service revenues by providing home health services on a short-term, intermittent or episodic basis to individuals, generally to treat an illness or injury. Net service revenues from Medicare accounted for 81.2% and 92.2%, managed care organizations accounted for 15.9% and 7.1% and other accounted for 2.9% and 0.7% for the three months ended June 30, 2019 and 2018, respectively. Net service revenues from Medicare accounted for 81.4% and 92.2%, managed care organizations accounted for 15.6% and 7.1% and other accounted for 3.0% and 0.7% for the six months ended June 30, 2019 and 2018, respectively.

Gross profit, expressed as a percentage of net service revenues was 31.0% and 27.9% for the three months ended June 30, 2019 and 2018 and 30.1% and 27.9% for the six months ended June 30, 2019 and 2018, respectively. General and administrative expenses, expressed as a percentage of net service revenues was 21.9% and 22.5%, respectively, for the three months ended June 30, 2019 and 2018 and 23.6% and 22.5% for the six months ended June 30, 2019 and 2018, respectively. The home health segment’s general and administrative expenses consist of administrative employee wages, taxes and benefit costs, rent, information technology and office expenses. The home health segment’s operating income was $0.3 million and $0.1 million for the three months ended June 30, 2019 and 2018, respectively, and $0.4 million and $0.1 million for the six months ended June 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash from operations and borrowings under our credit facility. As described below under “Senior Secured Credit Facility”, we entered into a credit facility on May 8, 2018 that replaced our Terminated Senior Secured Credit Facility. As described below under “Amended and Restated Senior Secured Credit Facility”, we amended and restated our existing credit agreement on October 31, 2018. At June 30, 2019 and December 31, 2018, we had cash balances of $54.8 million and $70.4 million, respectively.

During the six months ended June 30, 2019, we drew $19.6 million on the term loan portion of our credit facility to fund, in part, the VIP acquisition. During the six months ended June 30, 2019, we had no draws under the revolving loan portion of our credit facility. As of June 30, 2019, we had a total of $20.0 million in revolving loans, with an interest rate of 4.44%, and $19.6 million term loans, with an interest rate of 4.15%, outstanding on our credit facility. After giving effect to the amount drawn on our credit facility, approximately $10.0 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA, we had $141.9 million available for borrowing under our credit facility.

At December 31, 2018, we had a total of $20.0 million revolving loans outstanding on our credit facility with an interest rate of 4.35%. After giving effect to the amount drawn on our credit facility, approximately $10.8 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA, we had $142.9 million available for borrowing under our revolving credit loan facility.

Cash flows from operating activities represent the inflow of cash from our payor clients and the outflow of cash for payroll and payroll taxes, operating expenses, interest and taxes. Due to its revenue deficiencies as well as budget and financing issues, from time to time the state of Illinois has reimbursed us on a delayed basis with respect to our various agreements including with our largest payor, the Illinois Department on Aging. The open receivable balance from the state of Illinois increased by $12.5 million from $24.3 million as of December 31, 2018 to $36.8 million as of June 30, 2019.

The Illinois Department on Aging’s payments for non-Medicaid consumers have been delayed in the past and may continue to be delayed in the future due to budget disputes. On June 4, 2018, the state of Illinois passed a budget for state fiscal year 2019, which began on July 1, 2018. On June 6, 2019, the state of Illinois passed a budget for state fiscal year 2020, which began on July 1, 2019. There remains uncertainty surrounding the State of Illinois’ future year budgets. If future budgets are not enacted, timely payments from the state of Illinois could be delayed in the future. The delays could adversely impact our liquidity and result in the need to increase borrowings under our credit facility or cause us to pursue other liquidity options.

We are subject to minimum wage laws and minimum wages have increased in many of the jurisdictions in which we operate. Since our operations are concentrated in Illinois, New York and New Mexico, we are particularly sensitive to changes in these states. For example, in 2014, the Chicago City Council passed an ordinance that will raise the minimum wage for Chicago workers to $13 per hour on July 1, 2019, with increases adjusted to the Consumer Price Index in subsequent years. Since 2014, wage increases have only been partially offset by a reimbursement rate increase. In the budget process for the 2019 fiscal year, a proposed rate increase was not included in the final budget. In June of 2019, the State of Illinois finalized its fiscal year 2020 budget with the inclusion of an appropriation to raise in-home care rates to offset the costs of previous minimum wage increases. The state of Illinois currently projects an effective date of September 1, 2019 and January 1, 2020 for two reimbursement rate increases to fund all minimum wage increases. Our financial performance is impacted in quarters for which an offsetting reimbursement rate increase is not in effect.

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

Addus HealthCare is the borrower, and its parent, Holdings, and substantially all of Holdings’ subsidiaries are guarantors under this amended and restated credit facility, and it is collateralized by a first priority security interest in all of our and the other credit parties’ current and future tangible and intangible assets, including the shares of stock of the borrower and subsidiaries. The Credit Agreement contains affirmative and negative covenants customary for credit facilities of this type, including limitations on us with respect to liens, indebtedness, guaranties, investments, distributions, mergers and acquisitions and dispositions of assets.

We pay a fee ranging from 0.20% to 0.35% based on the applicable senior net leverage ratio times the unused portion of the revolving loan portion of the amended and restated credit facility.

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

At June 30, 2019, we were in compliance with our covenants under the Credit Agreement.

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

Cash Flows

The following table summarizes changes in our cash flows for the six months ended June 30, 2019 and 2018:

	For the Six Months Ended June 30,
	2019	2018
	(Amounts in Thousands)
Net cash (used in) provided by operating activities	$(4,078)	$20,164
Net cash used in investing activities	(31,804)	(63,471)
Net cash provided by financing activities	20,268	58,770

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Net cash used in operating activities was $4.1 million for the six months ended June 30, 2019, compared to net cash provided by operating activities of $20.2 million for the same period in 2018. The decrease in cash provided by operations was primarily due to an increase in accounts receivable for the Illinois Department on Aging. The related receivables due from the Illinois Department on Aging represented 27.7% and 22.5% of the Company’s net accounts receivable at June 30, 2019 and December 31, 2018, respectively. The increase in accounts receivable for the Illinois Department on Aging was due to the exhaustion of budgeted appropriations for the prior fiscal year ending June 30, 2019. The Illinois state budget for the fiscal year starting July 1, 2019 contains appropriations for outstanding receivables from the prior year, as well as expenditures expected in the new year.

Net cash used in investing activities was $31.8 million for the six months ended June 30, 2019 compared to $63.5 million for the six months ended June 30, 2018. Our investing activities for the six months ended June 30, 2019 consisted of $29.9 million primarily for the acquisition of VIP and $2.0 million in purchases of property and equipment primarily related to our ongoing investments in our technology infrastructure. Our investing activities for the six months ended June 30, 2018 consisted of $39.6 million for the acquisition of Ambercare, net of cash acquired of $12.0 million, $18.9 million for the acquisition of Arcadia, $3.3 million for the acquisition of LifeStyle and $1.7 million in purchases of property and equipment primarily related to investments in our technology infrastructure.

Net cash provided by financing activities was $20.3 for the six months ended June 30, 2019 compared to $58.8 million for the six months ended June 30, 2018. Our financing activities for the six months ended June 30, 2019 were borrowings of approximately $19.6 million on the delayed draw term loan portion of our credit facility to fund, in part, the VIP acquisition and $0.7 million in cash received from the exercise of stock options. Our financing activities for the six months ended June 30, 2018 were borrowings of approximately $60.4 million on the delayed draw term loan portion of our credit facility to fund the acquisitions of Arcadia and Ambercare, $1.1 million of payments on the term loan portion of the credit facility, $0.7 million in payments on financing lease obligations, $0.1 million in payments for debt issuance costs under the credit facility and $0.3 million in cash received from the exercise of stock options.

Outstanding Accounts Receivable

Gross accounts receivable as of June 30, 2019 and December 31, 2018 were approximately $134.1 million and $108.7 million, respectively. Outstanding accounts receivable, net of the allowance for doubtful accounts, increased by $24.8 million as of June 30, 2019 compared to December 31, 2018. The increase in accounts receivable for the Illinois Department on Aging was due to the exhaustion of budgeted appropriations for the prior fiscal year ending June 30, 2019. Additionally, with the acquisition of VIP, accounts receivable increased approximately $7.4 million.

We calculate our days sales outstanding (“DSO”) by taking the trade accounts receivable outstanding net of the allowance for doubtful accounts divided by the total net service revenues for the last quarter, multiplied by the number of days in that quarter. Our DSOs were 81 days and 71 days at June 30, 2019 and December 31, 2018, respectively. The DSOs for our largest payor, the Illinois Department on Aging, at June 30, 2019 and December 31, 2018 were 82 days and 55 days, respectively. We may not receive payments on a consistent basis in the near term and our DSOs and the DSO for the Illinois Department on Aging may increase despite the state of Illinois’s enactment of state budgets for fiscal years 2019 and 2020.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates previously disclosed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” set forth in Part II, Item 7 of our Annual Report on Form 10-K for the period ended December 31, 2018, filed on March 18, 2019.

Recently Issued Accounting Pronouncements

Refer to Note 1 to the Notes to Consolidated Financial Statements for further discussion.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. As of June 30, 2019, we had outstanding borrowings of approximately $39.6 million on our credit facility, all of such borrowings were subject to variable interest rates. If the variable rates on this debt were 100 basis points higher than the rate applicable to the borrowing during the three and six months period ended June 30, 2019, our net income would have decreased by $52,200, or $0.00 per diluted share and $0.1 million, or $0.01 per diluted share, for the respective periods. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to reasonably ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2019 due to a material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

However, we believe that the financial statements included in this quarterly report fairly present in all material respects our financial condition, results of operations, and cash flows for the periods presented.

Remediation

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2018, we began implementing a remediation plan to address the material weakness mentioned above. We received assurances from our preferred electronic visit verification (“EVV”) vendor that it will deliver a Service Organization Control 1 Type 2 (“SOC 1 Type 2”) report with respect to 2019. In addition, we are reviewing related existing controls to consider additional and modified controls to increase our level of precision to further strengthen the control environment without regard to whether we obtain the SOC 1 Type 2 report from our EVV vendor. The material weakness will not be considered remediated until the applicable controls are designed, implemented and in operation for a sufficient period of time and management has concluded, including delivery of the SOC 1 Type 2 report or otherwise and testing of our control environment, that these controls are designed and operating effectively.

Changes in Internal Control Over Financial Reporting

We continue to integrate application changes and acquisitions processes into our established internal control environment to effectively manage our risk and financial reporting efforts.

Except as mentioned above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 18, 2019, the Company and James “Zeke” Zoccoli, its Executive Vice President and Chief Information Officer, entered into a Transition Agreement (the “Transition Agreement”). Pursuant to the Transition Agreement, among other things, Mr. Zoccoli is retiring from his position effective as of July 31, 2019 (the “Transition Effective Date”), and Addus HealthCare agreed to continue to employ Mr. Zoccoli in a non-executive role for a period commencing on the Transition Effective Date and ending on July 31, 2020 (the “Transition Period”). Pursuant to the Transition Agreement and during the Transition Period, Addus HealthCare will pay Mr. Zoccoli as separation pay certain payments that he would have received under his Second Amended and Restated Employment and Non-Competition Agreement had he not resigned, namely: periodic cash payments amounting to $360,000 annually, (ii) health benefits consistent with those received prior to the Transition Effective Date, and (iii) a pro rata portion of the bonus he would have received. In addition, all equity awards previously granted to Mr. Zoccoli will continue to vest in accordance with the terms of applicable stock plans and award agreements through July 31, 2020.

Item 6.	Exhibits

3.1

Amended and Restated Certificate of Incorporation of the Company dated as of October 27, 2009 (filed on November 20, 2009 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No.  001-34504) and incorporated by reference herein)

3.2

Amended and Restated Bylaws of the Company, as amended by the First Amendment to the Amended and Restated Bylaws (filed on May 9, 2013 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-34504) and incorporated by reference herein)

4.1

Form of Common Stock Certificate (filed on October  2, 2009 as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-160634) and incorporated by reference herein)

4.2

Registration Rights Agreement, dated September  19, 2006, by and among Addus HomeCare Corporation, Eos Capital Partners III, L.P., Eos Partners SBIC III, L.P., Freeport Loan Fund LLC, W. Andrew Wright, III, Addus Term Trust, W. Andrew Wright Grantor Retained Annuity Trust, Mark S. Heaney, James A. Wright and Courtney E. Panzer (filed on July 17, 2009 as Exhibit 4.3 to Addus HomeCare Corporation’s Registration Statement on Form S-1 (File No. 333-160634) and incorporated by reference herein)

10.1

Employment and Non-Competition Agreement, effective April 29, 2019, by and between Addus HealthCare, Inc. and Sean Gaffney (filed on April 8, 2019 as Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 001-34504) and incorporated by reference herein)+

10.2

Transition Agreement and Release, effective as of July 31, 2019, by and between Addus HealthCare, Inc. and James “Zeke” Zoccoli (filed on July 24, 2019 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34504) and incorporated by reference herein)+

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

101

Financial statements from the quarterly report on Form 10-Q of Addus HomeCare Corporation for the quarter ended June 30, 2019, filed on August 8, 2019 formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements*

*	Filed herewith
**	Furnished herewith
+	Indicates a management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADDUS HOMECARE CORPORATION

Date: August 8, 2019	By:	/s/ R. DIRK ALLISON

R. Dirk Allison President and Chief Executive Officer (As Principal Executive Officer)

Date: August 8, 2019	By:	/s/ BRIAN POFF

Brian Poff Chief Financial Officer (As Principal Financial Officer)