Form 10-Q
period 2019-09-30
Addus HomeCare Corp
filed 2019-11-08
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 1, 2019, Addus HomeCare Corporation had 15,559,260 shares of Common Stock outstanding.

ADDUS HOMECARE CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2019 and December 31, 2018

(Amounts and Shares in Thousands, Except Per Share Data)

(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets
Cash	$239,609	$70,406
Accounts receivable, net of allowances	138,045	108,000
Prepaid expenses and other current assets	8,822	7,098
Total current assets	386,476	185,504
Property and equipment, net of accumulated depreciation and amortization	11,527	10,658
Other assets
Goodwill	162,016	135,442
Intangibles, net of accumulated amortization	41,119	23,784
Operating lease right of use assets, net	17,972	—
Total other assets	221,107	159,226
Total assets	$619,110	$355,388
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$14,741	$12,238
Accrued payroll	27,043	22,449
Accrued expenses	19,133	11,586
Accrued workers’ compensation insurance	14,399	15,169
Current portion of long-term debt	970	62
Total current liabilities	76,286	61,504
Long-term liabilities
Long-term debt, less current portion, net of debt issuance costs	59,248	17,222
Long-term operating lease liabilities	12,559	—
Deferred tax liabilities, net	866	494
Other long-term liabilities	163	635
Total long-term liabilities	72,836	18,351
Total liabilities	$149,122	$79,855
Stockholders’ equity
Common stock—$.001 par value; 40,000 authorized and 15,559 and 13,126 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	$15	$13
Additional paid-in capital	356,889	177,683
Retained earnings	113,084	97,837
Total stockholders’ equity	469,988	275,533
Total liabilities and stockholders’ equity	$619,110	$355,388

See accompanying Notes to Condensed Consolidated Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months Ended September 30, 2019 and 2018

(Amounts and Shares in Thousands, Except Per Share Data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net service revenues	$169,803	$137,716	$458,749	$378,449
Cost of service revenues	123,817	100,926	334,719	277,985
Gross profit	45,986	36,790	124,030	100,464
General and administrative expenses	35,950	28,267	95,429	76,298
Depreciation and amortization	2,756	2,535	7,365	6,676
Total operating expenses	38,706	30,802	102,794	82,974
Operating income from continuing operations	7,280	5,988	21,236	17,490
Interest income	(786)	(113)	(1,096)	(2,468)
Interest expense	866	1,543	2,164	3,836
Total interest expense, net	80	1,430	1,068	1,368
Income from continuing operations before income taxes	7,200	4,558	20,168	16,122
Income tax expense	1,759	927	4,347	3,287
Net income from continuing operations	5,441	3,631	15,821	12,835
Net loss from discontinued operations	(574)	—	(574)	—
Net income	$4,867	$3,631	$15,247	$12,835
Net income per common share
Basic income per share
Continuing operations	$0.40	$0.29	$1.19	$1.08
Discontinued operations	(0.04)	—	(0.04)	—
Basic income per share	$0.36	$0.29	$1.15	$1.08
Diluted income per share
Continuing operations	$0.38	$0.28	$1.16	$1.06
Discontinued operations	(0.04)	—	(0.04)	—
Diluted income per share	$0.34	$0.28	$1.12	$1.06
Weighted average number of common shares and potential common shares outstanding:
Basic	13,766	12,179	13,271	11,740
Diluted	14,203	12,569	13,687	12,037

See accompanying Notes to Condensed Consolidated Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts and Shares in Thousands)

(Unaudited)

	For the Three Months Ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at July 1, 2019	13,219	$13	$181,111	$108,217	$289,341
Issuance of shares of common stock under restricted stock award agreements	1	—	—	—	—
Forfeiture of shares of common stock under restricted stock award agreements	(4)	—	—	—	—
Stock-based compensation	—	—	1,470	—	1,470
Shares issued for exercise of stock options	43	—	1,365	—	1,365
Shares issued in Public Offering, net of offering costs	2,300	2	172,943	—	172,945
Net income	—	—	—	4,867	4,867
Balance at September 30, 2019	15,559	$15	$356,889	$113,084	$469,988

	For the Three Months Ended September 30, 2018
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance at July 1, 2018	11,697	$12	$98,087	$89,538	$187,637
Issuance of shares of common stock under restricted stock award agreements	5	—	—	—	—
Stock-based compensation	—	—	1,105	—	1,105
Shares issued for exercise of stock options	5	—	182	—	182
Shares issued in Public Offering, net of offering costs	1,390	1	76,617	—	76,618
Net income	—	—	—	3,631	3,631
Balance at September 30, 2018	13,097	$13	$175,991	$93,169	$269,173

See accompanying Notes to Condensed Consolidated Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts and Shares in Thousands)

(Unaudited)

	For the Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance at January 1, 2019	13,126	$13	$177,683	$97,837	$275,533
Issuance of shares of common stock under restricted stock award agreements	64	—	—	—	—
Forfeiture of shares of common stock under restricted stock award agreements	(4)
Stock-based compensation	—	—	4,186	—	4,186
Shares issued for exercise of stock options	73	—	2,077	—	2,077
Shares issued in Public Offering, net of offering costs	2,300	2	172,943	—	172,945
Net income	—	—	—	15,247	15,247
Balance at September 30, 2019	15,559	$15	$356,889	$113,084	$469,988

	For the Nine Months Ended September 30, 2018
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance at January 1, 2018	11,632	$12	$95,963	$80,334	$176,309
Issuance of shares of common stock under restricted stock award agreements	74	—	—	—	—
Forfeiture of shares of common stock under restricted stock award agreements	(16)	—	—	—	—
Stock-based compensation	—	—	2,961	—	2,961
Shares issued for exercise of stock options	17	—	450	—	450
Shares issued in Public Offering, net of offering costs	1,390	1	76,617	—	76,618
Net income	—	—	—	12,835	12,835
Balance at September 30, 2018	13,097	$13	$175,991	$93,169	$269,173

See accompanying Notes to Condensed Consolidated Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2019 and 2018

(Amounts in Thousands)

(Unaudited)

	For the Nine Months
	Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$15,247	$12,835
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	7,365	6,676
Deferred income taxes	372	397
Stock-based compensation	4,186	2,961
Amortization of debt issuance costs under the credit facility	533	450
Provision for doubtful accounts	168	214
Loss of disposal of assets	(90)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(22,291)	(5,418)
Prepaid expenses and other current assets	2,822	2,007
Accounts payable	1,856	1,844
Accrued expenses and other long-term liabilities	(2,084)	2,713
Net cash provided by operating activities	8,084	24,679
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(53,224)	(62,347)
Purchases of property and equipment	(3,077)	(3,384)
Net cash used in investing activities	(56,301)	(65,731)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	172,945	76,618
Borrowings on revolver — credit facility	23,458	—
Borrowings on term loan — credit facility	19,600	60,420
Payments on term loan — credit facility	(245)	(1,688)
Payments for debt issuance costs under the credit facility	(361)	(73)
Payments on financing lease obligations	(54)	(952)
Cash received from exercise of stock options	2,077	450
Net cash provided by financing activities	217,420	134,775
Net change in cash	169,203	93,723
Cash, at beginning of period	70,406	53,754
Cash, at end of period	$239,609	$147,477
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,594	$3,202
Cash paid for income taxes	5,808	4,234
Supplemental disclosures of non-cash investing and financing activities:
Contingent and deferred consideration accrued for acquisition	$—	$847
Leasehold improvements acquired through tenant allowances	682	—

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

Included in the Company’s calculation of diluted earnings per share for the three and nine months ended September 30, 2019 were approximately 650,000 stock options outstanding, of which approximately 359,000 and 335,000 respectively, were dilutive. In addition, there were approximately 147,000 restricted stock awards outstanding, 78,000 and 81,000 of which were dilutive for the three and nine months ended September 30, 2019, respectively.

Included in the Company’s calculation of diluted earnings per share for the three and nine months ended September 30, 2018 were approximately 708,000 stock options outstanding, of which approximately 307,000 and 213,000 respectively, were dilutive. In addition, there were approximately 148,000 restricted stock awards outstanding, 83,000 and 83,000 of which were dilutive for the three and nine months ended September 30, 2018, respectively.

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

3. Public Offering

On September 9, 2019, the Company completed a public offering of an aggregate 2,300,000 shares of common stock, par value $0.001 per share, including 300,000 shares of common stock sold pursuant to the exercise in full by the underwriters of their option to purchase additional shares at a public offering price of $79.50 per share (the “Public Offering”). The Company received net proceeds of approximately $172.9 million, after deducting underwriting discounts and estimated offering expenses of approximately $9.9 million. The Company used approximately $130.0 million from the net proceeds of the Public Offering to fund the purchase price for the Company’s acquisition of Hospice Partners of America, LLC (“Hospice Partners”), on October 1, 2019 and may use any remaining net proceeds of the Public Offering for general corporate purposes, including future acquisitions or investments, and the repayment of indebtedness outstanding under the Company’s amended and restated credit facility. The Public Offering resulted in an increase to additional paid in capital of approximately $172.9 million on the Company’s Condensed Consolidated Balance Sheet at September 30, 2019.

4. Leases

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

Amounts reported in the Condensed Consolidated Balance Sheets as of September 30, 2019 for our operating leases were as follows:

September 30, 2019
(Amounts in Thousands)
Operating lease right of use assets, net	$17,972

Short-term operating lease liabilities (in accrued expenses)	5,928
Long-term operating lease liabilities	12,559
Total operating lease liabilities	$18,487

Leases Costs

Components of lease cost were reported in general and administrative expenses in the Condensed Consolidated Statements of Income as follows:

	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
	(Amounts in Thousands)	(Amounts in Thousands)
Operating lease costs	$1,897	$5,101
Short-term lease costs	222	382
Total lease cost	$2,119	$5,483

Lease Term and Discount Rate

Weighted average remaining lease terms and discount rates for the nine months ended September 30, 2019 were as follows:

2019
Operating leases:
Weighted average remaining lease term in years	3.58
Weighted average discount rate	5.50%

Maturity of Lease Liabilities

A summary of our remaining operating lease payments as of September 30, 2019 were as follows:

Operating Leases
(Amounts in Thousands)
Due in the 12-month period ended September 30,
2020	$6,598
2021	5,796
2022	3,882
2023	2,288
2024	1,251
Thereafter	663
Total future minimum rental commitments	20,478
Less: Imputed interest	(1,991)
Total lease liabilities	$18,487

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

Supplemental cash flow information

For the Nine Months Ended September 30, 2019
(Amounts in Thousands)
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,393

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5,536

Financing Leases

Some of our financing leases include provisions to purchase the asset at the conclusion of the lease. The treatment of these leases remains consistent and the transition does not have an impact on the accounting for these leases. Financing leases were not material as of September 30, 2019 and December 31, 2018.

5. Acquisitions

Alliance Home Health Care

On August 1, 2019, the Company completed the acquisition of all of the assets of Alliance Home Health Care (“Alliance”). The purchase price was approximately $23.5 million. The purchase of Alliance was funded through the Company’s revolving credit facility. With the purchase of Alliance, the Company expanded its personal care, home health and hospice operations in the state of New Mexico. The related acquisition costs of $0.3 million for the three and nine months ended September 30, 2019 were included in general and administrative expenses on the Condensed Consolidated Statements of Income and were expensed as incurred. The results of Alliance are included on the Condensed Consolidated Statements of Income from the date of the acquisition.

The Company’s acquisition of Alliance has been accounted for in accordance with ASC Topic 805, Business Combinations, and the resulting goodwill and other intangible assets were accounted for under ASC Topic 350, Goodwill and Other Intangible Assets. The acquisition was recorded at its fair value as of August 1, 2019. Under business combination accounting, the Alliance purchase price was allocated to Alliance’s net tangible and identifiable intangible assets based on their estimated fair values. Based upon management’s valuation, which is preliminary and subject to completion of working capital adjustments, the total purchase price has been allocated as follows:

Total (Amounts in Thousands)
Goodwill	$15,973
Identifiable intangible assets	5,422
Cash	1,172
Accounts receivable	1,936
Other assets	95
Accounts payable	(296)
Other liabilities	(844)
Total purchase price allocation	$23,458

Management’s assessment of qualitative factors affecting goodwill for Alliance includes estimates of market share at the date of purchase, ability to grow in the market, synergy with existing Company operations, and the payor profile in the market.

Identifiable intangible assets acquired consist of $1.1 million in state licenses, with an estimated useful life of ten years and $4.3 million of state licenses with an indefinite life. The preliminary estimated fair value of identifiable intangible assets was determined, using Level 3 inputs as defined under ASC Topic 820, with the assistance of a valuation specialist. The fair value analysis and related valuations reflect the conclusions of management. All estimates, key assumptions, and forecasts were either provided by or reviewed by the Company. The goodwill and intangible assets acquired are deductible for tax purposes.

The Alliance acquisition accounted for $3.4 million of net service revenues and $0.8 million of operating income for the three and nine months ended September 30, 2019.

VIP Health Care Services

On June 1, 2019, the Company completed the acquisition of all of the assets of VIP Health Care Services (“VIP”). The purchase price was approximately $29.9 million. The purchase of VIP was funded through a combination of the Company’s delayed draw term loan portion of its credit facility and available cash. With the purchase of VIP, the Company expanded its personal care operations in the state of New York and into the New York City metropolitan area. The related acquisition costs were $0.4 million for the nine months ended September 30, 2019 and integration costs were $0.2 million and $0.3 million for the three and nine months ended September 30, 2019. These costs were included in general and administrative expenses on the Condensed Consolidated Statements of Income and were expensed as incurred. The results of VIP are included on the Condensed Consolidated Statements of Income from the date of the acquisition.

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

The VIP acquisition accounted for $13.2 million and $17.6 million of net service revenues for the three and nine months ended September 30, 2019, respectively and $0.4 million and $0.1 million of operating loss for the three and nine months ended September 30, 2019, respectively.

Ambercare Corporation

On May 1, 2018, the Company completed the acquisition of all the issued and outstanding securities of Ambercare Corporation (“Ambercare”). The purchase price was approximately $39.6 million, plus the amount of excess cash held by Ambercare at closing (approximately $12.0 million). The purchase of Ambercare was funded by a delayed draw term loan under the Company’s credit facility. With the purchase of Ambercare, the Company expanded its New Mexico personal care operations and entered into its hospice and home health segments in the state of New Mexico. The related acquisition costs were $0.6 million for the nine months ended September 30, 2018. The related integration costs were $0.3 million for the nine months ended September 30, 2019, and $0.7 million and $0.8 million for the three and nine months ended September 30, 2018, respectively. These costs were included in general and administrative expenses on the Condensed Consolidated Statements of Income and were expensed as incurred. The results of Ambercare are included on the Condensed Consolidated Statements of Income from the date of the acquisition.

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

The Ambercare acquisition accounted for $17.3 million and $47.8 million of net service revenues for the three and nine months ended September 30, 2019, respectively, and $13.4 million and $22.6 million of net service revenues for each of the three and nine months ended September 30, 2018, respectively. Operating income for the three and nine months ended September 30, 2019, was $4.7 million and $11.8 million, respectively, and $2.0 million and $3.8 million of operating income for the three and nine months ended September 30, 2018, respectively.

Arcadia Home Care & Staffing

On April 1, 2018, the Company acquired certain assets of Arcadia Home Care & Staffing (“Arcadia”), expanding its personal care services. The total consideration for the transaction was $18.9 million, and was funded by a delayed draw term loan under the Company’s credit facility. The related acquisition costs was $0.6 million for the nine months ended September 30, 2018 and the integration costs were $0.7 million and $0.8 million for the three and nine months ended September 30, 2018, respectively. These costs were included in general and administrative expenses on the Condensed Consolidated Statements of Income and were expensed as incurred. The results of operations from this acquired entity are included in the Condensed Consolidated Statements of Income from the date of the acquisition.

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

The Arcadia acquisition accounted for $11.6 million and $32.9 million of net service revenues for the three and nine months September 30, 2019, respectively, and $10.9 million and $21.7 million of net service revenues for each of the three and nine months September 30, 2018, respectively. Operating income for the three and nine months ended September 30, 2019, was $1.8 million and $4.4 million, respectively, and $1.6 million and $3.2 million of operating income for each of the three and nine months ended September 30, 2018, respectively.

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

The LifeStyle acquisition accounted for $1.2 million and $3.7 million of net service revenues for the three and nine months ended September 30, 2019, respectively, and $1.5 million and $4.5 million of net service revenues for the three and nine months ended September 30, 2018, respectively. Operating income for the three and nine months ended September 30, 2019, was $0.1 million and $0.2 million, respectively, and $0.1 million and $0.4 million of operating income for the three and nine months ended September 30, 2018, respectively.

The following table contains unaudited pro forma condensed consolidated income statement information of the Company had the acquisitions of Alliance, VIP, Ambercare and Arcadia closed on January 1, 2018.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(Amounts in Thousands)		(Amounts in Thousands)
Net service revenues	$171,432	$160,899	$494,796	$465,258
Operating income	8,146	8,458	22,213	31,799
Net income from continuing operations	6,393	3,904	16,527	20,261
Net loss from discontinued operations	(574)	—	(574)	—
Net income	$5,819	$3,904	$15,953	$20,261

Net income per common share
Basic income per share
Continuing operations	$0.46	$0.32	$1.25	$1.73
Discontinued operations	(0.04)	—	(0.04)	—
Basic income per share	$0.42	$0.32	$1.21	$1.73

Diluted income per share
Continuing operations	$0.45	$0.31	$1.21	$1.68
Discontinued operations	(0.04)	—	(0.04)	—
Diluted income per share	$0.41	$0.31	$1.17	$1.68

The pro forma disclosures in the table above include adjustments for amortization of intangible assets, tax expense and acquisition costs to reflect results that are more representative of the combined results of the transactions as if Alliance, VIP, Ambercare and Arcadia had been acquired effective January 1, 2018. This pro forma information is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred. In addition, future results may vary significantly from the results reflected in the pro forma information. The unaudited pro forma financial information does not reflect the impact of future events that may occur after the acquisition, such as anticipated cost savings from operating synergies.

6. Goodwill and Intangible Assets

A summary of the goodwill activity for the nine months ended September 30, 2019 is provided below:

	Goodwill
	Personal Care	Hospice	Home Health	Total
	(Amounts in Thousands)
Goodwill as of December 31, 2018	$112,377	$22,200	$865	$135,442
Additions for acquisitions	12,701	13,028	861	26,590
Adjustments to previously recorded goodwill	(51)	33	2	(16)
Goodwill as of September 30, 2019	$125,027	$35,261	$1,728	$162,016

The Company’s identifiable intangible assets consist of customer and referral relationships, trade names, trademarks and non-competition agreements. Amortization is computed using straight-line and accelerated methods based upon the estimated useful lives of the respective assets, which range from three to twenty-five years. Goodwill and certain state licenses are not amortized pursuant to ASC Topic 350. The Company recognized goodwill in the personal care segment of $10.4 million related to the acquisition of VIP during the nine months ended September 30, 2019. In connection with the acquisition of Alliance on August 1, 2019, the Company recognized goodwill in the personal care, hospice and home health segments of $2.1 million, $13.0 million and $0.9 million, respectively.

The carrying amount and accumulated amortization of each identifiable intangible asset category consisted of the following as of September 30, 2019:

	Customer and referral relationships	Trade names and trademarks	Non- competition agreements	State Licenses	Total
	(Amounts in Thousands)
Intangible assets with indefinite lives:	$—	$—	$—	$7,186	$7,186
Intangible assets subject to amortization:
Gross carrying amount	48,028	21,566	2,155	12,020	83,769
Accumulated amortization	(34,898)	(12,246)	(2,063)	(629)	(49,836)
Intangible assets subject to amortization, net	13,130	9,320	92	11,391	33,933
Total intangible assets at September 30, 2019	$13,130	$9,320	$92	$18,577	$41,119

During the nine months ended September 30, 2019, the Company acquired state licenses and customer relationships of $10.7 million and $4.7 million, respectively, related to the acquisition of VIP and state licenses of $5.4 million related to the acquisition of Alliance. Amortization expense related to the identifiable intangible assets amounted to $1.8 million and $4.4 million for the three and nine months ended September 30, 2019, respectively, and $1.9 million and $4.9 million for the three and nine months ended September 30, 2018, respectively. The weighted average remaining lives of identifiable intangible assets as of September 30, 2019 is 7.8 years.

7. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consisted of the following:

	September 30, 2019	December 31, 2018
	(Amounts in Thousands)
Workers’ compensation insurance receivable	$1,704	$1,692
Prepaid workers’ compensation and liability insurance	1,429	1,840
Health insurance receivable	660	564
Other	5,029	3,002
	$8,822	$7,098

Accrued expenses consisted of the following:

	September 30, 2019	December 31, 2018
	(Amounts in Thousands)
Current portion of operating lease liabilities	$5,928	$—
Accrued health insurance	4,139	3,926
Accrued professional fees	3,268	2,260
Accrued payroll taxes	1,681	769
Other	4,117	4,631
	$19,133	$11,586

8. Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2019	December 31, 2018
	(Amounts in Thousands)
Revolving loan under the credit facility	$43,458	$20,000
Term loan under the credit facility	19,355	—
Financing leases	31	81
Less unamortized issuance costs	(2,626)	(2,797)
Total	$60,218	$17,284
Less current maturities	(970)	(62)
Long-term debt	$59,248	$17,222

First Amendment to Amended and Restated Senior Secured Credit Facility

On September 12, 2019, the Company entered into a First Amendment (the “Amendment”) to its Credit Agreement (as defined below), with certain lenders and Capital One, National Association, as a lender and as agent for all lenders, which amended the Company’s Credit Agreement, dated as of October 31, 2018.

The Amendment increased the Company’s amended and restated credit facility by $50.0 million in incremental revolving loans, for an aggregate $300.0 million in revolving loans. The Amendment provides that future incremental loans may be for term loans or an increase to the revolving loan commitments. The Amendment further provides that the proceeds of the incremental revolving loan commitments may be used for, among other things, general corporate purposes. In connection with the modification of this Amendment, the Company incurred approximately $0.4 million of debt issuance costs.

Amended and Restated Senior Secured Credit Facility

On October 31, 2018, the Company amended and restated its Existing Credit Agreement, as hereinafter defined (as amended by the Amendment, the “Credit Agreement,” and together with the Existing Credit Agreement, the Company’s “amended and restated credit facility” or “credit facility”) with certain lenders and Capital One, National Association as a lender and swing line lender and as agent for all lenders. This amended and restated credit facility totals $269.6 million, inclusive of a $250.0 million revolving loan and a $19.6 million delayed draw term loan, and is evidenced by the Credit Agreement. This amended and restated credit facility amended and restated the Company’s existing senior secured credit facility totaling $250.0 million. The maturity of this amended and restated credit facility is May 8, 2023, with borrowing under the delayed draw term loan available until June 30, 2019, as extended pursuant to the consent letter, dated January 30, 2019, executed by the Required Lenders (as defined in the Credit Agreement). Interest on the Company’s amended and restated credit facility may be payable at (x) the sum of (i) an applicable margin ranging from 0.75% to 1.50% based on the applicable senior net leverage ratio plus (ii) a base rate equal to the greatest of (a) the rate of interest last quoted by The Wall Street Journal as the “prime rate,” (b) the sum of the federal funds rate plus a margin of 0.50% and (c) the sum of the adjusted LIBOR that would be applicable to a loan with an interest period of one month advanced on the applicable day (not to be less than 0.00%) plus a margin of 1.00% or (y) the sum of (i) an applicable margin ranging from 1.75% to 2.50% based on the applicable senior net leverage ratio plus (ii) the offered rate per annum for similar dollar deposits for the applicable interest period that appears on Reuters Screen LIBOR01 Page (not to be less than zero). Swing loans may not be LIBOR loans. The availability of additional draws under this amended and restated credit facility is conditioned, among other things, upon (after giving effect to such draws) the Total Net Leverage Ratio (as defined in the Credit Agreement) not exceeding 3.75:1.00. In certain circumstances, in connection with a Material Acquisition (as defined in the Credit Agreement), the Company can elect to increase its Total Net Leverage Ratio compliance covenant to 4.25:1.00 for the then current fiscal quarter and the three succeeding fiscal quarters. In connection with this amended and restated credit facility, the Company incurred approximately $0.9 million of debt issuance costs.

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

The Credit Agreement contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The Credit Agreement also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum Interest Coverage Ratio (as defined in the Credit Agreement), a requirement to stay below a maximum Total Net Leverage Ratio (as defined in the Credit Agreement) and a requirement to stay below a maximum permitted amount of capital expenditures, as well as restrictions on guarantees, indebtedness, liens, investments and loans, subject to customary carve outs, a restriction on dividends (provided that Addus HealthCare may make distributions to the Company in an amount that does not exceed $7.5 million in any year absent of an event of default, plus limited exceptions for tax and administrative distributions), a restriction on the ability to consummate acquisitions (without the consent of the lenders) under the Company’s credit facility subject to compliance with the Total Net Leverage Ratio (as defined in the Credit Agreement), restrictions on mergers, dispositions of assets, and affiliate transactions, and restrictions on fundamental changes and lines of business. At September 30, 2019, the Company was in compliance with its covenants under the Credit Agreement.

The Company drew approximately $23.5 million on the revolver portion of its credit facility to fund, in part, the purchase price for the Alliance acquisition on August 1, 2019. Additionally, the Company drew $19.6 million under the delayed draw term loan portion of its credit facility to fund, in part, the acquisition of VIP on June 1, 2019.

As of September 30, 2019, the Company had a total of $43.5 million of revolving loans outstanding with an interest rate of 3.85% and the total availability under the revolving loan facility was $134.1 million. The interest rate on the term loan was 3.86% at September 30, 2019.

As of December 31, 2018, the Company had a total of $20.0 million of revolving loans outstanding with an interest rate of 4.35% and the total availability under the revolving loan facility was $142.9 million.

Senior Secured Credit Facility

Prior to October 31, 2018, the Company was a party to a credit agreement (the “Existing Credit Agreement”) with certain lenders and Capital One, National Association, as a lender and swing lender and as agent for all lenders. This credit facility totaled $250.0 million, replaced the Company’s previous senior secured credit facility totaling $125.0 million (“Terminated Senior Secured Credit Facility”), and terminated the Second Amended and Restated Credit and Guaranty Agreement, dated as of November 10, 2015, as modified by the May 24, 2016 amendment (as amended, the “Terminated Senior Secured Credit Agreement”), between the Company, certain lenders and Fifth Third Bank, as agent, which evidenced the Terminated Senior Secured Credit Facility. The credit facility included a $125.0 million revolving loan, a $45.0 million term loan and an $80.0 million delayed draw term loan.

9. Income Taxes

The effective income tax rate from continuing operations was 24.4% and 20.3% for the three months ended September 30, 2019 and 2018, respectively, and 21.6% and 20.4% for the nine months ended September 30, 2019 and 2018, respectively. The difference between the federal statutory rate and effective income tax rates is principally due to the inclusion of state taxes and non-deductible compensation, offset by an excess tax benefit and the use of federal employment tax credits.

10. Commitments and Contingencies

Legal Proceedings

From time to time, the Company is subject to legal and/or administrative proceedings incidental to its business. It is the opinion of management that the outcome of pending legal and/or administrative proceedings will not have a material effect on the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income.

On January 20, 2016, the Company was served with a lawsuit filed in the United States District Court for the Northern District of Illinois against the Company and Cigna Corporation by Stop Illinois Marketing Fraud, LLC, a qui tam relator formed for the purpose of bringing this action. In the action, the plaintiff alleged, inter alia, violations of the federal False Claims Act relating primarily to allegations of violations of the federal Anti-Kickback Statute and allegedly improper referrals of patients from the Company’s home care division to the Company’s home health business, substantially all of which was sold in 2013. The plaintiff sought to recover damages, fees and costs under the federal False Claims Act including treble damages, civil penalties and its attorneys’ fees. The U.S. government declined to intervene. Plaintiff amended its complaint on April 4, 2016 to include additional allegations in support of its False Claims Act claims, including alleged violations of the federal Anti-Kickback Statute. The Company and Cigna Corporation filed a motion to dismiss the amended complaint on June 6, 2016. On February 3, 2017, the Court granted Cigna Corporation’s motion to dismiss in full, and granted the Company’s motion to dismiss in part allowing plaintiff another chance to amend its complaint. Plaintiff timely filed a second amended complaint on March 10, 2017, withdrawing its conspiracy claim under the Federal False Claims Act and adding an explicit claim under the Illinois False Claims Act for the same underlying kickback allegations. On April 7, 2017, the Company filed a partial motion to dismiss the Second Amended Complaint. On May 24, 2017, the State of Illinois filed notice that it was declining to intervene in the plaintiff’s claim under the Illinois False Claims Act. On March 21, 2018, the Court granted the Company’s motion to dismiss the Second Amended Complaint in part and narrowed the lawsuit to whether the federal False Claims Act was violated with respect to home health services provided at three senior living facilities in Illinois. On September 24, 2019, the parties reached an agreement to settle this lawsuit. In connection with the settlement, the Company recognized an expense of $0.6 million in discontinued operations for the three months ended September 30, 2019. The lawsuit was dismissed in full on October 15, 2019.

Employment Agreements

During 2017, the Company entered into employment agreements with certain members of senior management. The terms of these agreements are up to four years with the potential to auto-renew and include non-compete, non-solicitation and nondisclosure provisions, as well as provide for defined severance payments in the event of termination. On November 5, 2018 we amended and restated the employment agreements of each of the Company’s named executive officers in order to: (i) increase the amount of severance that would be payable on certain terminations of employment in connection with a change in control (as defined in the employment agreements), from two times annual compensation to three times annual compensation (as defined in the employment agreements) in the case of the Company’s chief executive officer, and from one times annual compensation to two times annual compensation (as defined in the employment agreements) in the case of the Company’s other named executive officers; (ii) provide that the enhanced severance for terminations of employment in connection with a change in control would be payable if the named executive officers self-terminated for good reason (as defined in the employment agreements); (iii) stipulate that severance for terminations of employment in connection with a change in control would include any unpaid bonus for a performance period completed prior to termination (the chief executive officer already had this right); and (iv) adjust the duration of non-competition and non-solicitation periods to match the number of years of annual compensation that the named executive officer would receive in severance.

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

11. Segment Information

Operating segments are defined as components of a company that engage in business activities from which it may earn revenues and incur expenses, and for which separate financial information is available and is regularly reviewed by the Company’s chief operating decision makers, to assess the performance of the individual segments and make decisions about resources to be allocated to the segments. The Company operates as a multi-state provider of three distinct but related business segments providing in-home services.

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

The tables below set forth information about the Company’s reportable segments for the three and nine months ended September 30, 2019 and 2018 along with the items necessary to reconcile the segment information to the totals reported in the accompanying condensed consolidated financial statements. Segment assets are not reviewed by the company’s chief operating decision maker function and therefore are not disclosed below.

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

The following tables present revenues disaggregated by revenue source.

	For the Three Months Ended September 30, 2019
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$154,563	$10,874	$4,366	$169,803
Cost of services revenues	115,504	5,495	2,818	123,817
Gross profit	39,059	5,379	1,548	45,986
General and administrative expenses	15,602	1,824	844	18,270
Segment operating income	$23,457	$3,555	$704	$27,716

	For the Three Months Ended September 30, 2018
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$128,179	$7,116	$2,421	$137,716
Cost of services revenues	95,428	3,777	1,721	100,926
Gross profit	32,751	3,339	700	36,790
General and administrative expenses	10,494	1,475	604	12,573
Segment operating income	$22,257	$1,864	$96	$24,217

	For the Three Months Ended September 30,
	2019	2018
	(Amounts in Thousands)
Segment Reconciliation:
Total segment operating income	$27,716	$24,217

Items not allocated at segment level:
Other general and administrative expenses	17,680	15,694
Depreciation and amortization	2,756	2,535
Interest income	(786)	(113)
Interest expense	866	1,543
Income before income taxes	$7,200	$4,558

	For the Nine Months Ended September 30, 2019
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$421,458	$27,228	$10,063	$458,749
Cost of services revenues	314,329	13,587	6,803	334,719
Gross profit	107,129	13,641	3,260	124,030
General and administrative expenses	41,373	4,962	2,187	48,522
Segment operating income	$65,756	$8,679	$1,073	$75,508

	For the Nine Months Ended September 30, 2018
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$362,740	$11,765	$3,944	$378,449
Cost of services revenues	268,815	6,351	2,819	277,985
Gross profit	93,925	5,414	1,125	100,464
General and administrative expenses	29,283	2,329	947	32,559
Segment operating income	$64,642	$3,085	$178	$67,905

	For the Nine Months Ended September 30,
	2019	2018
	(Amounts in Thousands)
Segment Reconciliation:
Total segment operating income	$75,508	$67,905

Items not allocated at segment level:
Other general and administrative expenses	46,907	43,739
Depreciation and amortization	7,365	6,676
Interest income	(1,096)	(2,468)
Interest expense	2,164	3,836
Income before income taxes	$20,168	$16,122

12. Significant Payors

For the three and nine months ended September 30, 2019 and 2018, the Company’s revenue disaggregated by payor type was as follows:

	Personal Care
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019		2018		2019		2018
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
State, local and other governmental programs	$75,569	49.0%	$73,691	57.5%	$222,677	52.8%	$213,145	58.7%
Managed care organizations	68,795	44.5	45,271	35.3	170,946	40.6	126,809	35.0
Private pay	5,750	3.7	5,549	4.3	16,001	3.8	14,861	4.1
Commercial insurance	2,697	1.7	1,869	1.5	6,605	1.6	4,271	1.2
Other	1,752	1.1	1,799	1.4	5,229	1.2	3,654	1.0
Total personal care segment net service revenues	$154,563	100.0%	$128,179	100.0%	$421,458	100.0%	$362,740	100.0%

	Hospice
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019		2018		2019		2018
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$10,045	92.3%	$6,677	93.8%	$25,243	92.7%	$11,030	93.8%
Managed care organizations	584	5.4	426	6.0	1,419	5.2	721	6.1
Other	245	2.3	13	0.2	566	2.1	14	0.1
Total hospice segment net service revenues	$10,874	100.0%	$7,116	100.0%	$27,228	100.0%	$11,765	100.0%

	Home Health
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019		2018		2019		2018
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$3,338	76.4%	$2,184	90.2%	$7,948	79.0%	$3,588	91.0%
Managed care organizations	959	22.0	221	9.1	1,872	18.6	329	8.3
Other	69	1.6	16	0.7	243	2.4	27	0.7
Total home health segment net service revenues	$4,366	100.0%	$2,421	100.0%	$10,063	100.0%	$3,944	100.0%

The percentages of segment revenue for each of the Company’s significant states for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Personal Care
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019		2018		2019		2018
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Illinois	$61,958	40.1%	$58,948	46.0%	$179,444	42.5%	$174,591	48.2%
New York	34,913	22.6	16,814	13.1	75,746	18.0	47,999	13.2
New Mexico	19,662	12.7	16,013	12.5	55,006	13.1	42,594	11.7
All other states	38,030	24.6	36,404	28.4	111,262	26.4	97,556	26.9
Total personal care segment net service revenues	$154,563	100.0%	$128,179	100.0%	$421,458	100.0%	$362,740	100.0%

	Hospice
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019		2018		2019		2018
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
New Mexico	$10,874	100.0%	$7,116	100.0%	$27,228	100.0%	$11,765	100.0%
Total hospice segment net service revenues	$10,874	100.0%	$7,116	100.0%	$27,228	100.0%	$11,765	100.0%

	Home Health
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019		2018		2019		2018
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
New Mexico	$4,366	100.0%	$2,421	100.0%	$10,063	100.0%	$3,944	100.0%
Total home health segment net service revenues	$4,366	100.0%	$2,421	100.0%	$10,063	100.0%	$3,944	100.0%

A substantial portion of the Company’s net service revenues and accounts receivable are derived from services performed for state and local governmental agencies. We derive a significant amount of our net service revenues in Illinois, which represented 36.5% and 42.8% of our total net service revenues for the three months ended September 30, 2019 and 2018, respectively, and accounted for 39.1% and 46.1% of our total net service revenues for the nine months ended September 30, 2019 and 2018, respectively. The Illinois Department on Aging, the largest payor program for the Company’s Illinois personal care operations, accounted for 22.0% and 29.5% of the Company’s net service revenues for the three months ended September 30, 2019 and 2018, respectively, and accounted for 25.9% and 31.8% of the Company’s net service revenues for the nine months ended September 30, 2019 and 2018, respectively.

The related receivables due from the Illinois Department on Aging represented 18.9% and 22.5% of the Company’s net accounts receivable at September 30, 2019 and December 31, 2018, respectively.

13. Subsequent Events

On October 1, 2019, the Company completed the acquisition of Hospice Partners for approximately $130.0 million, subject to customary adjustments for working capital and other items. The Company funded this acquisition with a portion of the net proceeds of the Company’s Public Offering. With the purchase of Hospice Partners, the Company expanded its hospice operations through 21 locations across Idaho, Kansas, Missouri, Oregon, Texas and Virginia. Hospice Partners also launched a palliative care program in Texas in 2018. The Company is currently assessing the fair value of identifiable net assets acquired.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements about our business and operations. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words like “believes,” “belief,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “would,” “should” and similar expressions are intended to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, changes in operational and reimbursement processes and payment structures at the state or federal levels; changes in Medicaid, Medicare, other government program and managed care organizations policies and payment rates; changes in, or our failure to comply with existing, federal and state laws or regulations or our failure to comply with new government laws or regulations on a timely basis; competition in the healthcare industry; the geographical concentration of our operations; changes in the case mix of consumers and payment methodologies; operational changes resulting from the assumption by managed care organizations of responsibility for managing and paying for our services to consumers; the nature and success of future financial and/or delivery system reforms; changes in estimates and judgments associated with critical accounting policies; our ability to maintain or establish new referral sources; our ability to renew significant agreements or groups of agreements; our ability to attract and retain qualified personnel; federal, city and state minimum wage pressure, including any failure of Illinois or any other governmental entity to enact a minimum wage offset and/or the timing of any such enactment; changes in payments and covered services due to the overall economic conditions and deficit spending by federal and state governments; cost containment initiatives undertaken by state and other third-party payors; our ability to access financing through the capital and credit markets; our ability to meet debt service requirements and comply with covenants in debt agreements; business disruptions due to natural disasters or acts of terrorism; our ability to integrate and manage our information systems; our expectations regarding the size and growth of the market for our services; the acceptance of privatized social services; our expectations regarding changes in reimbursement rates; eligibility standards and limits on services imposed by state governmental agencies; the potential for litigation; discretionary determinations by government officials; our ability to successfully implement our business model to grow our business; our ability to continue identifying, pursuing and integrating acquisition opportunities and expand into new geographic markets; the impact of acquisitions and dispositions on our business, including the potential inability to realize the benefits of the acquisition of Hospice Partners; the potential impact of the discontinuation or modification of LIBOR; the effectiveness, quality and cost of our services; our ability to successfully execute our growth strategy; changes in tax rates; the impact of inclement weather or natural disasters; and various other matters, many of which are beyond our control. In addition, the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2018, filed on March 18, 2019, and Part II, Item 1A of this quarterly report on Form 10-Q, may result in these differences. You should carefully review all of these factors. These forward-looking statements were based on information, plans and estimates at the date of this report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes, except as may be required by law.

Overview

We are a home care services provider operating in three segments: personal care, hospice, and home health. Our services are principally provided in-home under agreements with federal, state and local government agencies, managed care organizations, commercial insurers and private individuals. Our consumers are predominantly “dual eligible,” meaning they are eligible to receive both Medicare and Medicaid benefits. Managed care revenues accounted for 41.4% and 33.3% of our revenue during the three months ended September 30, 2019 and 2018, respectively, and 38.0% and 33.8% of our revenue during the nine months ended September 30, 2019 and 2018, respectively.

A summary of our financial results for the three and nine months ended September 30, 2019 and 2018 is provided below.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(Amounts in Thousands)		(Amounts in Thousands)
Net service revenues - continuing operations	$169,803	$137,716	$458,749	$378,449
Net income from continuing operations	5,441	3,631	15,821	12,835
Net loss from discontinued operations	(574)	—	(574)	—
Net income	$4,867	$3,631	$15,247	$12,835

As of September 30, 2019, we provided our services in 24 states through 179 offices. For the nine months ended September 30, 2019 and 2018, we served approximately 57,000 and 55,000 discrete individuals, respectively. Our personal care segment also includes staffing services, with clients including assisted living facilities, nursing homes and hospice facilities.

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

On May 1, 2018, we completed the acquisition of all of the issued and outstanding stock of Ambercare for approximately $39.6 million plus the amount of excess cash held by Ambercare at closing (approximately $12.0 million). With the purchase of Ambercare, we expanded our personal care operations and entered into our hospice and home health operations in the state of New Mexico. We funded this acquisition through the delayed draw term loan portion of our credit facility.

On June 1, 2019, we completed the acquisition of VIP for approximately $29.9 million. With the purchase of VIP, we expanded our personal care services in the state of New York and into the New York City metropolitan area. We funded this acquisition through the delayed draw term loan portion of our credit facility and cash on hand.

On August 1, 2019, we completed the acquisition of Alliance for approximately $23.5 million. Additionally, we acquired the assets of Foremost Home Care (“Foremost”) for approximately $1.4 million. We funded these acquisitions through a combination of our revolving credit facility and available cash. With the purchase of Alliance, we expanded our personal care, home health and hospice operations in the state of New Mexico. The addition of Foremost will support our growth strategy in the New York City market area.

On October 1, 2019, we completed the acquisition of Hospice Partners for approximately $130.0 million. We funded the acquisition with a portion of the net proceeds of our Public Offering. With the purchase of Hospice Partners, we expanded our hospice operations through 21 locations across Idaho, Kansas, Missouri, Oregon, Texas and Virginia. Hospice Partners also launched a palliative care program in Texas in 2018.

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

For the three and nine months ended September 30, 2019 and 2018, our payor revenue and significant states by segment were as follows:

	Personal Care
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019		2018		2019		2018
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
State, local and other governmental programs	$75,569	49.0%	$73,691	57.5%	$222,677	52.8%	$213,145	58.7%
Managed care organizations	68,795	44.5	45,271	35.3	170,946	40.6	126,809	35.0
Private pay	5,750	3.7	5,549	4.3	16,001	3.8	14,861	4.1
Commercial insurance	2,697	1.7	1,869	1.5	6,605	1.6	4,271	1.2
Other	1,752	1.1	1,799	1.4	5,229	1.2	3,654	1.0
Total personal care segment net service revenues	$154,563	100.0%	$128,179	100.0%	$421,458	100.0%	$362,740	100.0%

	Hospice
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019		2018		2019		2018
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$10,045	92.3%	$6,677	93.8%	$25,243	92.7%	$11,030	93.8%
Managed care organizations	584	5.4	426	6.0	1,419	5.2	721	6.1
Other	245	2.3	13	0.2	566	2.1	14	0.1
Total hospice segment net service revenues	$10,874	100.0%	$7,116	100.0%	$27,228	100.0%	$11,765	100.0%
New Mexico	$10,874	100.0%	$7,116	100.0%	$27,228	100.0%	$11,765	100.0%

	Home Health
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019		2018		2019		2018
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$3,338	76.4%	$2,184	90.2%	$7,948	79.0%	$3,588	91.0%
Managed care organizations	959	22.0	221	9.1	1,872	18.6	329	8.3
Other	69	1.6	16	0.7	243	2.4	27	0.7
Total home health segment net service revenues	$4,366	100.0%	$2,421	100.0%	$10,063	100.0%	$3,944	100.0%
New Mexico	$4,366	100.0%	$2,421	100.0%	$10,063	100.0%	$3,944	100.0%

	Personal Care
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019		2018		2019		2018
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Illinois	$61,958	40.1%	$58,948	46.0%	$179,444	42.5%	$174,591	48.2%
New York	34,913	22.6	16,814	13.1	75,746	18.0	47,999	13.2
New Mexico	19,662	12.7	16,013	12.5	55,006	13.1	42,594	11.7
All other states	38,030	24.6	36,404	28.4	111,262	26.4	97,556	26.9
Total personal care segment net service revenues	$154,563	100.0%	$128,179	100.0%	$421,458	100.0%	$362,740	100.0%

We derive a significant amount of our net service revenues in Illinois, which represented 36.5% and 42.8% of our total net service revenues for the three months ended September 30, 2019 and 2018, respectively, and accounted for 39.1% and 46.1% of our total net service revenues for the nine months ended September 30, 2019 and 2018, respectively.

A significant amount of our net service revenues are derived from one payor client, the Illinois Department on Aging, which accounted for 22.0% and 29.5% of our total net service revenues for the three months ended September 30, 2019 and 2018, respectively, and accounted for 25.9% and 31.8% of our net service revenues for the nine months ended September 30, 2019 and 2018, respectively.

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

We are subject to minimum wage laws and minimum wages have increased in many of the jurisdictions in which we operate. Since our operations are concentrated in Illinois, New York and New Mexico, we are particularly sensitive to changes in these states. For example, in 2014, the Chicago City Council passed an ordinance that raised the minimum wage for Chicago workers to $13 per hour on July 1, 2019, with increases adjusted to the Consumer Price Index in subsequent years. Since 2014, wage increases have only been partially offset by a reimbursement rate increase. In the budget process for the 2019 fiscal year, a proposed rate increase was not included in the final budget. In June of 2019, the State of Illinois finalized its fiscal year 2020 budget with the inclusion of an appropriation to raise in-home care rates to offset the costs of previous minimum wage increases by the Chicago City Council. The state of Illinois previously expected these two increases to have an effective date of September 1, 2019 and January 1, 2020 but is currently awaiting approval from the Centers for Medicare & Medicaid Services (“CMS”) of a Medicaid waiver amendment submitted by the state with a proposed effective date of September 1, 2019. Approval from CMS is pending and can be granted retroactively to the proposed effective date, but there can be no assurances that such retroactivity will be granted. In the interim, the Illinois Department on Aging (“IDOA”), in conjunction with Illinois’ Health Care and Family Services, announced that the new rates would become effective retroactive to July 1, 2019 for services covered by the managed care organizations. While approximately one-third of our services in Illinois are covered by managed care organizations and thus will benefit from such retroactivity to July 1, 2019, a majority of our IDOA operations in Illinois are not covered by managed care organizations, and our financial performance is impacted in quarters for which an offsetting reimbursement rate increase is not in effect.

Impact of Changes in Medicare and Medicaid Reimbursement

CMS has issued final rules and policy updates that allow Medicare Advantage insurers to offer beneficiaries more options and new types of benefits. Effective January 1, 2019, CMS expanded the scope of its “primarily health-related” supplemental benefit standard, permitting plans to cover a broader array of services that increase health and improve quality of life, including coverage of non-skilled in-home care. This policy change, emphasizing improving quality and reducing costs, aligns with our overall approach to care, and we believe the increased demand for personal care from the Medicare Advantage population represents a significant upside opportunity over the next three to five years.

The Bipartisan Budget Act of 2018 requires CMS to use a 30-day episode of care and implement the Patient-Driven Groupings Model (“PDGM”) beginning January 1, 2020. In July 2019, CMS issued a proposed rule that would implement these policies, but that rule has not yet been finalized. The PDGM will replace the current case-mix system, which uses the number of visits to determine payment, and will classify patients based on clinical characteristics.

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

Interest Income

Illinois law entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received. For the three months ended September 30, 2019, we received $0.5 million in prompt payment interest. For the three months ended September 30, 2018, we did not receive any prompt payment interest. For the nine months ended September 30, 2019 and 2018, we received $0.6 million and $2.3 million, respectively, in prompt payment interest.

Interest Expense

Interest expense is reported when incurred and consists of interest and unused credit line fees on our credit facility, and our Terminated Senior Credit Facility and interest on our financing lease obligations.

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. The effective income tax rate from continuing operations was 24.4% and 20.3% for the three months ended September 30, 2019 and 2018, respectively, and 21.6% and 20.4% for the nine months ended September 30, 2019 and 2018, respectively.

Results of Operations — Consolidated

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The following table sets forth, for the periods indicated, our consolidated results of operations.

	For the Three Months Ended September 30,
	2019		2018		Change
		% Of		% Of
		Net Service		Net Service
	Amount	Revenues	Amount	Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Net service revenues	$169,803	100.0%	$137,716	100.0%	$32,087	23.3%
Cost of service revenues	123,817	72.9	100,926	73.3	22,891	22.7
Gross profit	45,986	27.1	36,790	26.7	9,196	25.0
General and administrative expenses	35,950	21.2	28,267	20.5	7,683	27.2
Depreciation and amortization	2,756	1.6	2,535	1.8	221	8.7
Total operating expenses	38,706	22.8	30,802	22.3	7,904	25.7
Operating income from continuing operations	7,280	4.3	5,988	4.3	1,292	21.6
Interest income	(786)	(0.5)	(113)	(0.1)	(673)	595.6
Interest expense	866	0.6	1,543	1.1	(677)	(43.9)
Total interest expense, net	80	0.1	1,430	1.0	(1,350)	(94.4)
Income from continuing operations before income taxes	7,200	4.2	4,558	3.3	2,642	58.0
Income tax expense	1,759	1.0	927	0.7	832	89.8
Net income from continuing operations	5,441	3.2	3,631	2.6	1,810	49.8
Discontinued operations:
Earnings from discontinued operations	(574)	(0.3)	—	—	(574)	—
Net income	$4,867	2.9%	$3,631	2.6%	$1,236	34.0%

Net service revenues increased by 23.3% to $169.8 million for the three months ended September 30, 2019 compared to $137.7 million for the three months ended September 30, 2018. The increase was due to an 11.1% increase in billable hours and an 8.5% increase in revenues per billable hour for the three months ended September 30, 2019 in our personal care segment. Billable hours increased in our personal care segment for the three months ended September 30, 2019 compared to September 30, 2018, partially due to the acquisition of VIP on June 1, 2019 and the acquisition of Alliance on August 1, 2019, as well as an increase in same store billable census. Revenues per billable hour increased due to rate increases in several states. In addition, revenue increased by $3.8 million and $1.9 million from our hospice and home health segments, respectively, during the three months ended September 30, 2019, compared to the same period in 2018.

Gross profit, expressed as a percentage of net service revenues, increased to 27.1% for the three months ended September 30, 2019, compared to 26.7% for the same period in 2018. The increase was due to a decrease of direct service employee wages, taxes and benefit costs of 0.4% as a percentage of net service revenues.

General and administrative expenses increased to $36.0 million for the three months ended September 30, 2019 compared to $28.3 million for the three months ended September 30, 2018. The increase in general and administrative expenses was primarily due to acquisitions that resulted in an increase in administrative employee wages, taxes and benefit costs of $5.5 million and an increase in rent of $0.3 million. In addition, acquisition costs increased by $0.3 million, professional fees increased by $0.2 million and stock based compensation increased by $0.4 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. General and administrative expenses, expressed as a percentage of net service revenues was 21.2% and 20.5% for the three months ended September 30, 2019 and September 30, 2018, respectively.

Depreciation and amortization expense increased to $2.8 million for the three months ended September 30, 2019 from $2.5 million for the three months ended September 30, 2018, primarily due to the increase of intangible assets related to the fiscal year 2019 and 2018 acquisitions.

Interest Income

Interest income increased by $0.7 million to $0.8 million for the three months ended September 30, 2019 from $0.1 million for the three months ended September 30, 2018. For the three months ended September 30, 2019, we received $0.5 million in prompt payment interest from the state of Illinois. For the three months ended September 30, 2018, we did not receive any prompt payment interest.

Interest Expense

Interest expense decreased to $0.9 million for the three months ended September 30, 2019 compared to $1.5 million for the three months ended September 30, 2018. The decrease in interest expense is primarily due to a lower outstanding loan balance under our credit facility for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. The effective income tax rate was 24.4% and 20.3% for the three months ended September 30, 2019 and 2018, respectively. The difference between the federal statutory and our effective income tax rates is principally due to the inclusion of state taxes and non-deductible compensation, offset by an excess tax benefit and the use of federal employment tax credits.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The following table sets forth, for the periods indicated, our consolidated results of operations.

	For the Nine Months Ended September 30,
	2019		2018		Change
		% Of		% Of
		Net Service		Net Service
	Amount	Revenues	Amount	Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Net service revenues	$458,749	100.0%	$378,449	100.0%	$80,300	21.2%
Cost of service revenues	334,719	73.0	277,985	73.5	56,734	20.4
Gross profit	124,030	27.0	100,464	26.5	23,566	23.5
General and administrative expenses	95,429	20.8	76,298	20.2	19,131	25.1
Depreciation and amortization	7,365	1.6	6,676	1.7	689	10.3
Total operating expenses	102,794	22.4	82,974	21.9	19,820	23.9
Operating income from continuing operations	21,236	4.6	17,490	4.6	3,746	21.4
Interest income	(1,096)	(0.2)	(2,468)	(0.7)	1,372	(55.6)
Interest expense	2,164	0.4	3,836	1.0	(1,672)	(43.6)
Total interest expense, net	1,068	0.2	1,368	0.3	(300)	(21.9)
Income from continuing operations before income taxes	20,168	4.4	16,122	4.3	4,046	25.1
Income tax expense	4,347	0.9	3,287	0.9	1,060	32.2
Net income from continuing operations	15,821	3.4	12,835	3.4	2,986	23.3
Discontinued operations:
Earnings from discontinued operations	(574)	(0.1)	—	—	(574)	—
Net income	$15,247	3.3%	$12,835	3.4%	$2,412	18.8%

Net service revenues increased by 21.2% to $458.7 million for the nine months ended September 30, 2019 compared to $378.4 million for the nine months ended September 30, 2018. The increase was due to a 10.3% increase in billable hours and a 5.3% increase in revenues per billable hour for the nine months ended September 30, 2019 in our personal care segment. Billable hours increased in our personal care segment for the nine months ended September 30, 2019 compared to September 30, 2018, partially due to the acquisition of Ambercare on May 1, 2018, the acquisition of VIP on June 1, 2019 and the acquisition of Alliance on August 1, 2019, as well as an increase in same store billable census. Revenues per billable hour increased due to rate increases in several states. In addition, revenue increased by $15.5 million and $6.1 million from our hospice and home health segments, respectively, during the nine months ended September 30, 2019, compared to the same period in 2018.

Gross profit, expressed as a percentage of net service revenues, increased to 27.0% for the nine months ended September 30, 2019, compared to 26.5% for the same period in 2018. The increase was due to a decrease of direct service employee wages, taxes and benefit costs of 0.6% as a percentage of net service revenues.

General and administrative expenses increased to $95.4 million for the nine months ended September 30, 2019 compared to $76.3 million for the nine months ended September 30, 2018. The increase in general and administrative expenses was primarily due to acquisitions that resulted in an increase in administrative employee wages, taxes and benefit costs of $13.2 million, an increase in data processing of $0.8 million, and an increase in rent expense of $0.7 million. In addition, professional fees increased by $1.3 million and stock based compensation increased by $1.2 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. General and administrative expenses, expressed as a percentage of net service revenues increased to 20.8% for the nine months ended September 30, 2019, from 20.2% for the nine months ended September 30, 2018.

Depreciation and amortization expense increased to $7.4 million for the nine months ended September 30, 2019 from $6.7 million for the nine months ended September 30, 2018, primarily due to the increase of intangible assets related to the fiscal year 2019 and 2018 acquisitions.

Interest Income

Interest income decreased by $1.4 million to $1.1 million for the nine months ended September 30, 2019 from $2.5 million for the nine months ended September 30, 2018. For the nine months ended September 30, 2019 and September 30, 2018, we received prompt payment interest from the state of Illinois of $0.6 million and $2.3 million, respectively.

Interest Expense

Interest expense decreased to $2.2 million for the nine months ended September 30, 2019 compared to $3.8 million for the nine months ended September 30, 2018. The decrease in interest expense is primarily due to a lower outstanding loan balance under our credit facility for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. The effective income tax rate was 21.6% and 20.4% for the nine months ended September 30, 2019 and 2018, respectively. The difference between the federal statutory rate and our effective income tax rates is principally due to the inclusion of state taxes and non-deductible compensation, offset by an excess tax benefit and the use of federal employment tax credits.

Results of Operations – Segments

The following tables and related analysis summarize our operating results and business metrics by segment:

Personal Care Segment

	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2019		2018		Change		2019		2018		Change
Personal Care	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$154,563	100.0%	$128,179	100.0%	$26,384	20.6%	$421,458	100.0%	$362,740	100.0%	$58,718	16.2%
Cost of services revenues	115,504	74.7	95,428	74.4	20,076	21.0	314,329	74.6	268,815	74.1	45,514	16.9
Gross profit	39,059	25.3	32,751	25.6	6,308	19.3	107,129	25.4	93,925	25.9	13,204	14.1
General and administrative expenses	15,602	10.1	10,494	8.2	5,108	48.7	41,373	9.8	29,283	8.1	12,090	41.3
Segment operating income	$23,457	15.2%	$22,257	17.4%	$1,200	5.4%	$65,756	15.6%	$64,642	17.8%	$1,114	1.7%
Business Metrics (Actual Numbers, Except Billable Hours in Thousands)
States served at period end							24		24
Locations at period end							153		148
Average billable census	39,342		37,670		1,672	4.4%	39,279		37,704		1,575	4.2%
Billable hours	7,785		7,007		778	11.1	21,918		19,865		2,053	10.3
Average billable hours per census per month	65.5		61.5		4.0	6.5	61.5		58.2		3.3	5.7
Billable hours per business day	117,956		107,793		10,163	9.4	112,400		101,351		11,049	10.9
Revenues per billable hour	$19.87		$18.31		$1.56	8.5%	$19.23		$18.27		$0.96	5.3%
Same store growth revenue % (1)	7.7		3.7				6.6		4.0

_________________

(1)

Same store growth reflects the change in year-over-year revenue for the same store base. We define the same store base to include those stores open for at least 52 full weeks. This measure highlights the performance of existing stores, while excluding the impact of acquisitions, new store openings and closures.

Net service revenues from state, local and other governmental programs accounted for 49.0% and 57.5% of net service revenues for the three months ended September 30, 2019 and 2018, and 52.8% and 58.7% of net service revenues for the nine months ended September 30, 2019 and 2018, respectively. Managed care organizations accounted for 44.5% and 35.3% of net service revenues for the three months ended September 30, 2019 and 2018, respectively, and 40.6% and 35.0% of net service revenues for the nine months ended September 30, 2019 and 2018, respectively, with commercial insurance, private pay and other payors accounting for the remainder of net service revenues. One payor client, the Illinois Department on Aging, accounted for 22.0% and 29.5% of net service revenues for the three months ended September 30, 2019 and 2018, respectively, and accounted for 25.9% and 31.8% of net service revenues for the nine months ended September 30, 2019 and 2018, respectively.

Net service revenues increased by 20.6% for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Net service revenues increased primarily due to an 11.1% increase in billable hours and an 8.5% increase in revenues per billable hour for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Net service revenues increased by 16.2% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Net service revenues increased primarily due to a 10.3% increase in billable hours and a 5.3% increase in revenues per billable hour for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Billable hours increased for the three and nine months ended September 30, 2019 compared to September 30, 2018, partially due to the acquisition of Ambercare on May 1, 2018, the acquisition of VIP on June 1, 2019 and acquisition of Alliance on August 1, 2019. Revenues per billable hour increased due to rate increases in several states.

Gross profit, expressed as a percentage of net service revenues, decreased from 25.6% for the three months ended September 30, 2018 to 25.3% for the three months ended September 30, 2019 and from 25.9% for the nine months ended September 30, 2018 to 25.4% for the nine months ended September 30, 2019. For the three and nine months ended September 30, 2019, the decrease as a percentage of net service revenues was due to an increase of direct service employee wages, taxes and benefit costs of 0.3% and 0.5%, respectively.

General and administrative expenses increased by approximately $5.1 million and $12.1 million for the three and nine months ended September 30, 2019, respectively. The increase in general and administrative expenses was primarily due to acquisitions that resulted in a $3.6 million and $9.6 million increase in administrative employee wages, taxes and benefit costs and a $0.4 million and $1.0 million increase in rent expenses for the three and nine months ended September 30, 2019, respectively.

Hospice Segment

	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2019		2018		Change		2019		2018		Change
Hospice	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
Operating Results	(Amounts in Thousands, Except Percentages)
Net service revenues	$10,874	100.0%	$7,116	100.0%	$3,758	52.8%	$27,228	100.0%	$11,765	100.0%	$15,463	131.4%
Cost of services revenues	5,495	50.5	3,777	53.1	1,718	45.5	13,587	49.9	6,351	54.0	7,236	113.9
Gross profit	5,379	49.5	3,339	46.9	2,040	61.1	13,641	50.1	5,414	46.0	8,227	152.0
General and administrative expenses	1,824	16.8	1,475	20.7	349	23.7	4,962	18.2	2,329	19.8	2,633	113.1
Segment operating income	$3,555	32.7%	$1,864	26.2%	$1,691	90.7%	$8,679	31.9%	$3,085	26.2%	$5,594	181.3%
Business Metrics (Actual Numbers)
Locations at period end							14		13
Admissions	563		393		170	43.3%	1,548		643		905	140.7%
Average daily census	791		520		271	52.1	659		528		131	24.8
Average length of stay	120.6		145.4		(24.8)	(17.1)	121.9		146.1		(24.2)	(16.6)
Patient days	72,261		47,679		24,582	51.6	178,792		80,279		98,513	122.7
Revenue per patient day	$150.48		$149.25		$1.23	0.8%	$152.29		$146.55		$5.74	3.9%
Same store growth revenue % (1)	26.5		—				—		—
Same store growth average daily census % (1)	24.2		—				—		—

_________________

(1)

Same store reflects the change in year-over-year revenue and daily census for the same store base. We define the same store base to include those stores open for at least 52 full weeks. This measure highlights the performance of existing stores, while excluding the impact of acquisitions, new store openings and closures.

On May 1, 2018, upon the completion of our acquisition of Ambercare, we began operating our hospice segment. We expanded this segment with the acquisition of Alliance on August 1, 2019. Hospice generates net service revenues by providing care to patients with a life expectancy of six months or less, and their families. Net service revenues from Medicare accounted for 92.3% and 93.8% and managed care organizations accounted for 5.4% and 6.0% for the three months ended September 30, 2019 and 2018, respectively. Net service revenues from Medicare accounted for 92.7% and 93.8% and managed care organizations accounted for 5.2% and 6.1% for the nine months ended September 30, 2019 and 2018, respectively.

Net service revenues increased by $3.8 million and $15.5 million for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018. For the three months ended September 30, 2019, net service revenues increased primarily due to an increase in average daily census as well as the acquisition of Alliance on August 1, 2019. For the nine months ended September 30, 2019, net service revenues increased primarily due to an increase in average daily census and revenue per patient days as well as the acquisitions of Ambercare on May 1, 2018 and Alliance on August 1, 2019.

Gross profit, expressed as a percentage of net service revenues was 49.5% and 46.9% for the three months ended September 30, 2019 and 2018, respectively, and 50.1% and 46.0%, for the nine months ended September 30, 2019 and 2018, respectively. For the three and nine months ended September 30, 2019, the increase as a percentage of net service revenues was due to a decrease of pharmacy costs of 3.3% and 3.2%, respectively, and direct service employee wages, taxes and benefit costs of 0.4% and 0.9%, respectively.

The hospice segment’s general and administrative expenses primarily consist of administrative employee wages, taxes and benefit costs, rent, information technology and office expenses. General and administrative expenses, expressed as a percentage of net service revenues was 16.8% and 20.7% for the three months ended September 30, 2019 and 2018, respectively, and 18.2% and 19.8% for the nine months ended September 30, 2019 and 2018, respectively. The hospice segment’s operating income was $3.6 million and $1.9 million for the three months ended September 30, 2019 and 2018, respectively, and $8.7 million and $3.1 million for the nine months ended September 30, 2019 and 2018, respectively.

Home Health Segment

	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2019		2018		Change		2019		2018		Change
Home Health	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
Operating Results	(Amounts in Thousands, Except Percentages)
Net service revenues	$4,366	100.0%	$2,421	100.0%	$1,945	80.3%	$10,063	100.0%	$3,944	100.0%	$6,119	155.1%
Cost of services revenues	2,818	64.5	1,721	71.1	1,097	63.7	6,803	67.6	2,819	71.5	3,984	141.3
Gross profit	1,548	35.5	700	28.9	848	121.1	3,260	32.4	1,125	28.5	2,135	189.8
General and administrative expenses	844	19.3	604	24.9	240	39.7	2,187	21.7	947	24.0	1,240	130.9
Segment operating income	$704	16.1%	$96	4.0%	$608	633.3%	$1,073	10.7%	$178	4.5%	$895	502.8%
Business Metrics (Actual Numbers)
Locations at period end							12		10
New admissions	910		653		257	39.4%	2,325		1,041		1,284	123.3%
Recertifications	764		616		148	24.0	1,949		985		964	97.9
Total volume	1,674		1,269		405	31.9	4,274		2,026		2,248	111.0
Visits	31,477		21,774		9,703	44.6%	75,188		34,631		40,557	117.1%
Same store growth revenue % (1)	49.1		—				—		—
Same store growth new admissions % (1)	9.6		—				—		—
_________________

(1)

Same store growth reflects the change in year-over-year revenue and admission for the same store base. We define the same store base to include those stores open for at least 52 full weeks. This measure highlights the performance of existing stores, while excluding the impact of acquisitions, new store openings and closures.

On May 1, 2018, upon the completion of our acquisition of Ambercare, we began operating our home health segment. We expanded this segment with the acquisition of Alliance on August 1, 2019. Home health generates net service revenues by providing home health services on a short-term, intermittent or episodic basis to individuals, generally to treat an illness or injury. Net service revenues from Medicare accounted for 76.4% and 90.2%, managed care organizations accounted for 22.0% and 9.1% and other accounted for 1.6% and 0.7% for the three months ended September 30, 2019 and 2018, respectively. Net service revenues from Medicare accounted for 79.0% and 91.0%, managed care organizations accounted for 18.6% and 8.3% and other accounted for 2.4% and 0.7% for the nine months ended September 30, 2019 and 2018, respectively.

Net service revenues increased by $1.9 million and $6.1 million for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018. For the three months ended September 30, 2019, net service revenues increased primarily due to an increase in total visits as well as the acquisition of Alliance on August 1, 2019. For the nine months ended September 30, 2019, net service revenues increased primarily due to an increase in total visits as well as the acquisitions of Ambercare on May 1, 2018 and Alliance on August 1, 2019.

Gross profit, expressed as a percentage of net service revenues was 35.5% and 28.9% for the three months ended September 30, 2019 and 2018 and 32.4% and 28.5% for the nine months ended September 30, 2019 and 2018, respectively. For the three and nine months ended September 30, 2019, the increase was due to a decrease of direct employee wages, taxes and benefit costs of 5.4% and 2.8% as a percentage of net service revenues compared to the three and nine months ended September 30, 2018.

The home health segment’s general and administrative expenses consist of administrative employee wages, taxes and benefit costs, rent, information technology and office expenses. General and administrative expenses, expressed as a percentage of net service revenues was 19.3% and 24.9%, respectively, for the three months ended September 30, 2019 and 2018, and 21.7% and 24.0% for the nine months ended September 30, 2019 and 2018, respectively. The home health segment’s operating income was $0.7 million and $0.1 million for the three months ended September 30, 2019 and 2018, respectively, and $1.1 million and $0.2 million for the nine months ended September 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash from operations and borrowings under our credit facility. During the three months ended September 30, 2019, we received cash proceeds from the issuance and sale of shares of common stock in our Public Offering as described below. As also described below, we entered into a credit facility on May 8, 2018 that replaced our Terminated Senior Secured Credit Facility. We amended and restated our existing credit agreement on October 31, 2018 and amended it again on September 12, 2019. At September 30, 2019 and December 31, 2018, we had cash balances of $239.6 million and $70.4 million, respectively.

We drew approximately $23.5 million on the revolver portion of our credit facility to fund, in part, the purchase price for the Alliance acquisition on August 1, 2019. Additionally, we drew $19.6 million on the term loan portion of our credit facility to fund, in part, the VIP acquisition on June 1, 2019. As of September 30, 2019, we had a total of $43.5 million in revolving loans, with an interest rate of 3.85%, and $19.4 million term loans, with an interest rate of 3.86%, outstanding on our credit facility. After giving effect to the amount drawn on our credit facility, approximately $10.0 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA, we had $134.1 million available for borrowing under our credit facility.

As of December 31, 2018, we had a total of $20.0 million revolving loans outstanding on our credit facility with an interest rate of 4.35%. After giving effect to the amount drawn on our credit facility, approximately $10.8 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA, we had $142.9 million available for borrowing under our revolving credit loan facility.

Cash flows from operating activities represent the inflow of cash from our payor clients and the outflow of cash for payroll and payroll taxes, operating expenses, interest and taxes. Due to its revenue deficiencies as well as budget and financing issues, from time to time the state of Illinois has reimbursed us on a delayed basis with respect to our various agreements including with our largest payor, the Illinois Department on Aging. The open receivable balance from the state of Illinois increased by $1.8 million from $24.3 million as of December 31, 2018 to $26.1 million as of September 30, 2019.

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

In the budget process for the 2019 fiscal year, a proposed rate increase was not included in the final budget. In June of 2019, the State of Illinois finalized its fiscal year 2020 budget with the inclusion of an appropriation to raise in-home care rates to offset the costs of previous minimum wage increases by the Chicago City Council. The state of Illinois previously expected these two increases to have an effective date of September 1, 2019 and January 1, 2020 but is currently awaiting approval from the Centers for Medicare & Medicaid Services (“CMS”) of a Medicaid waiver amendment submitted by the state with a proposed effective date of September 1, 2019. Approval from CMS is pending and can be granted retroactively to the proposed effective date, but there can be no assurances that such retroactivity will be granted. In the interim, the Illinois Department on Aging (“IDOA”), in conjunction with Illinois’ Health Care and Family Services, announced that the new rates would become effective retroactive to July 1, 2019 for services covered by the managed care organizations. While approximately one-third of our services in Illinois are covered by managed care organizations and thus will benefit from such retroactivity to July 1, 2019, a majority of our IDOA operations in Illinois are not covered by managed care organizations, and our financial performance is impacted in quarters for which an offsetting reimbursement rate increase is not in effect.

Public Offering

On September 9, 2019, we completed a public offering of an aggregate 2,300,000 shares of common stock, par value $0.001 per share, including 300,000 shares of common stock sold pursuant to the exercise in full by the underwriters of their option to purchase additional shares, at a public offering price of $79.50 per share (the “Public Offering”). We received net proceeds of approximately $172.9 million, after deducting underwriting discounts and estimated offering expenses of approximately $9.9 million. We used approximately $130.0 million from the net proceeds of the offering to fund the purchase price for our acquisition of Hospice Partners on October 1, 2019 and may use any remaining net proceeds of the offering for general corporate purposes, including future acquisitions or investments, and the repayment of indebtedness outstanding under our amended and restated credit facility.

First Amendment to Amended and Restated Senior Secured Credit Facility

On September 12, 2019, we entered into a First Amendment (the “Amendment”) to our Credit Agreement (as defined below), with certain lenders and Capital One, National Association, as a lender and as agent for all lenders, which amended our Credit Agreement, dated as of October 31, 2018, with certain lenders and the Agent. The Amendment increased our amended and restated credit facility by $50.0 million in incremental revolving loans, for an aggregate $300.0 million in revolving loans. The Amendment provides that future incremental loans may be for term loans or an increase to the revolving loan commitments. The Amendment further provides that the proceeds of the incremental revolving loan commitments may be used for, among other things, general corporate purposes. In connection with this Amendment, we incurred approximately $0.4 million of debt issuance costs.

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

At September 30, 2019, we were in compliance with our covenants under the Credit Agreement.

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

Cash Flows

The following table summarizes changes in our cash flows for the nine months ended September 30, 2019 and 2018:

	For the Nine Months Ended September 30,
	2019	2018
	(Amounts in Thousands)
Net cash provided by operating activities	$8,084	$24,679
Net cash used in investing activities	(56,301)	(65,731)
Net cash provided by financing activities	217,420	134,775

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Net cash provided by operating activities was $8.1 million for the nine months ended September 30, 2019, compared to net cash provided by operating activities of $24.7 million for the same period in 2018 primarily related to changes in accounts receivable primarily related to the growth in revenue during for the nine months ended September 30, 2019 compared to 2018. The related receivables due from the Illinois Department on Aging represented 18.9% and 22.5% of net accounts receivable at September 30, 2019 and December 31, 2018, respectively.

Net cash used in investing activities was $56.3 million for the nine months ended September 30, 2019 compared to $65.7 million for the nine months ended September 30, 2018. Our investing activities for the nine months ended September 30, 2019 primarily consisted of $29.9 million for the acquisition of VIP, $23.5 million for the acquisition of Alliance, and $3.1 million in purchases of property and equipment primarily related to our ongoing investments in our technology infrastructure. Our investing activities for the nine months ended September 30, 2018 consisted of $39.6 million for the acquisition of Ambercare, net of cash acquired of $12.0 million, $18.9 million for the acquisition of Arcadia, $3.3 million for the acquisition of LifeStyle and $3.4 million in purchases of property and equipment primarily related to investments in our technology infrastructure.

Net cash provided by financing activities was $217.4 million for the nine months ended September 30, 2019 compared to $134.8 million for the nine months ended September 30, 2018. Our financing activities for the nine months ended September 30, 2019 primarily related to net proceeds from our Public Offering of $172.9 million, borrowings of $23.5 million on the revolver portion of our credit facility to fund the Alliance acquisition, borrowings of $19.6 million on the delayed draw term loan portion of our credit facility to fund, in part, the VIP acquisition and $2.1 million in cash received from the exercise of stock options. Our financing activities for the nine months ended September 30, 2018 primarily were from net proceeds from our 2018 secondary offering of $76.6 million, borrowings of approximately $60.4 million on the delayed draw term loan portion of our credit facility to fund the acquisitions of Arcadia and Ambercare, $1.7 million of payments on the term loan portion of the credit facility, $1.0 million in payments on financing lease obligations and $0.5 million in cash received from the exercise of stock options.

Outstanding Accounts Receivable

Gross accounts receivable as of September 30, 2019 and December 31, 2018 were approximately $139.7 million and $108.7 million, respectively. Outstanding accounts receivable, net of the allowance for doubtful accounts, increased by $30.0 million as of September 30, 2019 compared to December 31, 2018. This increase is related to the increase in DSO as well as increases of approximately $8.7 million with the acquisitions of VIP and Alliance during the nine months ended September 30, 2019.

We calculate our DSO by taking the trade accounts receivable outstanding net of the allowance for doubtful accounts divided by the total net service revenues for the last quarter, multiplied by the number of days in that quarter. Our DSOs were 75 days and 71 days at September 30, 2019 and December 31, 2018, respectively. The DSOs for our largest payor, the Illinois Department on Aging, at September 30, 2019 and December 31, 2018 were 65 days and 55 days, respectively. We may not receive payments on a consistent basis in the near term and our DSOs and the DSO for the Illinois Department on Aging may increase despite the state of Illinois’s enactment of state budgets for fiscal years 2019 and 2020.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

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

Refer to Note 2 to the Notes to Consolidated Financial Statements for further discussion.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. As of September 30, 2019, we had outstanding borrowings of approximately $62.8 million on our credit facility, all of such borrowings were subject to variable interest rates. If the variable rates on this debt were 100 basis points higher than the rate applicable to the borrowing during the three and nine months period ended September 30, 2019, our net income would have decreased by $0.1 million, or $0.01 per diluted share and $0.2 million, or $0.01 per diluted share, for the respective periods. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to reasonably ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2019 due to a material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Except as mentioned above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Legal Proceedings

From time to time, we are subject to legal and/or administrative proceedings incidental to our business. It is the opinion of management that the outcome of pending legal and/or administrative proceedings will not have a material effect on our financial position and results of operations.

On January 20, 2016, we were served with a lawsuit filed in the United States District Court for the Northern District of Illinois against our Company and Cigna Corporation by Stop Illinois Marketing Fraud, LLC, a qui tam relator formed for the purpose of bringing this action. In the action, the plaintiff alleged, inter alia, violations of the federal False Claims Act relating primarily to allegations of violations of the federal Anti-Kickback Statute and allegedly improper referrals of patients from our home care division to our home health business, substantially all of which was sold in 2013. The plaintiff sought to recover damages, fees and costs under the federal False Claims Act including treble damages, civil penalties and its attorneys’ fees. The U.S. government declined to intervene. Plaintiff amended its complaint on April 4, 2016 to include additional allegations in support of its False Claims Act claims, including alleged violations of the federal Anti-Kickback Statute. We and Cigna Corporation filed a motion to dismiss the amended complaint on June 6, 2016. On February 3, 2017, the Court granted Cigna Corporation’s motion to dismiss in full, and granted our motion to dismiss in part allowing Plaintiff another chance to amend its complaint. Plaintiff timely filed a second amended complaint on March 10, 2017, withdrawing its conspiracy claim under the Federal False Claims Act and adding an explicit claim under the Illinois False Claims Act for the same underlying kickback allegations. On April 7, 2017, we filed a partial motion to dismiss the Second Amended Complaint. On May 24, 2017, the state of Illinois filed notice that it was declining to intervene in the plaintiff’s claim under the Illinois False Claims Act. On March 21, 2018, the Court granted our motion to dismiss the Second Amended Complaint in part and narrowed the lawsuit to whether the federal False Claims Act was violated with respect to home health services provided at three senior living facilities in Illinois. On September 24, 2019, the parties reached an agreement to settle this lawsuit. In connection with the settlement, the Company recognized expense of $0.6 million in discontinued operations for the three months ended September 30, 2019. The lawsuit was dismissed in full on October 15, 2019.

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

Risks Related to Our Business and Industry

The potential cessation or modification of LIBOR may increase our interest expense or otherwise adversely affect us.

A substantial portion of our indebtedness under the credit facility bears interest at variable interest rates that use the London Inter-Bank Offered Rate (“LIBOR”) as a benchmark rate. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR quotations after 2021 (the “FCA Announcement”). The FCA Announcement indicates that the continuation of LIBOR on the current basis cannot and will not be assured after 2021, and LIBOR may cease to exist or otherwise be unsuitable for use as a benchmark. Recent proposals for LIBOR reforms may result in the establishment of new methods of calculating LIBOR or the establishment of one or more alternative benchmark rates. Although our credit facility provides for alternative base rates, some of those alternative base rates are related to LIBOR, and the consequences of any potential cessation, modification or other reform of LIBOR cannot be predicted at this time. If LIBOR ceases to exist, we most likely will need to amend the credit facility, and we cannot predict what alternative interest rate(s) will be negotiated with our counterparties. As a result, our interest expense may increase, our ability to refinance some or all of our existing indebtedness may be impacted and our available cash flow may be adversely affected.

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

Since our operations are concentrated in Illinois, New York and New Mexico, we are particularly sensitive to changes in laws and regulations in these states. For example, in December 2014, the Chicago City Council passed an ordinance that raised the minimum wage for Chicago workers to $13 per hour by July 1, 2019, with increases adjusted to the Consumer Price Index in subsequent years. The wage increase in 2016 did not have a material impact on us because of our existing wage scale. The 2017 wage increase was offset by a reimbursement rate increase. In the budget process for the 2019 fiscal year, a similar provision was proposed but was not included in the final budget. In June of 2019, the state of Illinois finalized its fiscal year 2020 budget with the inclusion of an appropriation to raise in-home care rates to offset the costs of previous minimum wage increases. The state of Illinois previously expected an effective date of September 1, 2019 and January 1, 2020 for two reimbursement rate increases to fund all minimum wage increases but is currently awaiting CMS approval of a Medicaid waiver amendment submitted by the state. Our financial performance is impacted in quarters for which an offsetting reimbursement rate increase is not in effect, including with respect to the potential impact of the timing of the two reimbursement rate increases noted above.

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

The Company and each of our subsidiaries are required to offer a minimum level of health coverage to 95% of our respective full-time employees in 2019 or be subject to an annual penalty under the Affordable Care Act.

Risks Related to the Acquisition of Hospice Partners (“the Acquisition”)

We may not realize the benefits that are anticipated from the Acquisition.

The benefits that are expected to result from the Acquisition will depend, in part, on our ability to realize the growth opportunities we anticipate from the Acquisition. Our success in realizing these growth opportunities, and the timing of this realization, depends, in part, on Hospice Partners performing in accordance with our expectations and the successful integration of Hospice Partners. Even if we are able to integrate Hospice Partners successfully and it performs as expected, this integration may not result in the realization of the full benefits of the growth opportunities we currently expect, nor can we give assurances that these benefits will be achieved when expected or at all. Moreover, we also expect to incur expenses in connection with the integration of Hospice Partners. Further, our due diligence review of Hospice Partners may not have successfully identified all potential issues. Accordingly, the benefits from the Acquisition may be offset by costs incurred or delays in integrating the businesses. In addition, the integration of Hospice Partners may result in material unanticipated problems, expenses, liabilities, regulatory risks, and diversion of management’s attention. Further, we may not be able to maintain the growth rate, levels of revenue, earnings or operating efficiency that we and the Hospice Partners business have achieved or might achieve separately.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1

Amended and Restated Certificate of Incorporation of the Company dated as of October 27, 2009 (filed on November 20, 2009 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-34504) and incorporated by reference herein)

3.2

Amended and Restated Bylaws of the Company, as amended by the First Amendment to the Amended and Restated Bylaws (filed on May 9, 2013 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-34504) and incorporated by reference herein)

4.1

Form of Common Stock Certificate (filed on October  2, 2009 as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-160634) and incorporated by reference herein)

4.2

Registration Rights Agreement, dated September  19, 2006, by and among Addus HomeCare Corporation, Eos Capital Partners III, L.P., Eos Partners SBIC III, L.P., Freeport Loan Fund LLC, W. Andrew Wright, III, Addus Term Trust, W. Andrew Wright Grantor Retained Annuity Trust, Mark S. Heaney, James A. Wright and Courtney E. Panzer (filed on July 17, 2009 as Exhibit 4.3 to Addus HomeCare Corporation’s Registration Statement on Form S-1 (File No. 333-160634) and incorporated by reference herein)

10.1

Transition Agreement and Release, effective as of July 31, 2019, by and between Addus HealthCare, Inc. and James “Zeke” Zoccoli (filed on July 24, 2019 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34504) and incorporated by reference herein)+

10.2

Equity Purchase Agreement, dated August 25, 2019, by and among Addus Healthcare, Inc., Hospice Partners of America, LLC, New Capital Partners II – HS, Inc., Senior Care Services, LLC, Eastside Partners II, L.P., and New Capital Partners II, LLC (filed on September 3, 2019 as Exhibit 2.1 to Addus HomeCare Corporation’s Registration Statement on Form S-3ASR (File No. 333-233600) and incorporated by reference herein)

10.3

First Amendment to Amended and Restated Credit Agreement, dated as of September 12, 2019, by and among Addus HealthCare, Inc., as the Borrower, Addus HomeCare Corporation, other Credit Parties party thereto, Capital One, National Association, as administrative agent and as a Lender, and the other Lenders party thereto (filed on September 13, 2019 as Exhibit 10.1 to Addus HomeCare Corporation’s Current Report on Form 8-K (File No. 001-34504) and incorporated by reference herein)

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

101

Financial statements from the quarterly report on Form 10-Q of Addus HomeCare Corporation for the quarter ended September 30, 2019, filed on November 8, 2019 formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements*

*	Filed herewith
**	Furnished herewith
+	Indicates a management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADDUS HOMECARE CORPORATION

Date: November 8, 2019	By:	/s/ R. DIRK ALLISON

R. Dirk Allison President and Chief Executive Officer (As Principal Executive Officer)

Date: November 8, 2019	By:	/s/ BRIAN POFF

Brian Poff Chief Financial Officer (As Principal Financial Officer)