Form 10-K
period 2019-12-31
Addus HomeCare Corp
filed 2020-08-10
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-34504

ADDUS HOMECARE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-5340172
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6303 Cowboys Way, Suite 600 Frisco, TX	75034
(Address of principal executive offices)	(Zip Code)

469-535-8200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	ADUS	The Nasdaq Global Market

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the last sale price on The Nasdaq Global Market on June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1,335,406,000.

As of July 31, 2020, there were 15,664,952 shares of common stock outstanding.

SPECIAL CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

When included in this Annual Report on Form 10-K, or in other documents that we file with the Securities and Exchange Commission (“SEC”) or in statements made by or on behalf of the Company, words like “believes,” “belief,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “would,” “should,” and similar expressions are intended to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to:

•

the anticipated impact to our business operations with respect to developments related to the COVID-19 pandemic, including, without limitation, those related to the length and severity of the pandemic; its impact on our business operations, reimbursement and our consumer population; measures we are taking to respond to the pandemic; the impact of government regulation and stimulus measures, including the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), Paycheck Protection Program and Health Care Enhancement Act (“PPPHCE Act”) and other enacted legislation; increased expenses related to personal protective equipment (“PPE”), labor, supply chain, or other expenditures; and workforce disruptions and supply shortages and disruptions;

•	uncertainty regarding the implementation of the CARES Act, the PPPHCE Act, and any other future stimulus measures related to COVID-19;
•	changes in operational and reimbursement processes and payment structures at the state or federal levels;
•	changes in Medicaid, Medicare, other government program and managed care organizations policies and payment rates;
•	changes in, or our failure to comply with, existing, federal and state laws or regulations, or our failure to comply with new government laws or regulations on a timely basis;
•	competition in the healthcare industry;
•	the geographical concentration of our operations;
•	changes in the case mix of consumers and payment methodologies;
•	operational changes resulting from the assumption by managed care organizations of responsibility for managing and paying for our services to consumers;
•	the nature and success of future financial and/or delivery system reforms;
•	changes in estimates and judgments associated with critical accounting policies;
•	our ability to maintain or establish new referral sources;
•	our ability to renew significant agreements or groups of agreements;
•	our ability to attract and retain qualified personnel;
•	federal, city and state minimum wage pressure, including any failure of Illinois or any other governmental entity to enact a minimum wage offset and/or the timing of any such enactment;
•

changes in payments and covered services due to the overall economic conditions, including economic and business conditions resulting from the COVID-19 pandemic, and deficit spending by federal and state governments;

•	cost containment initiatives undertaken by state and other third-party payors;
•	our ability to access financing through the capital and credit markets;
•	our ability to meet debt service requirements and comply with covenants in debt agreements;

•	business disruptions due to natural disasters, acts of terrorism, pandemics, riots, civil insurrection or social unrest, looting, protests, strikes or street demonstrations;
•	our ability to integrate and manage our information systems;
•	our expectations regarding the size and growth of the market for our services;
•	the acceptance of privatized social services;
•	our expectations regarding changes in reimbursement rates;
•	eligibility standards and limits on services imposed by state governmental agencies;
•	the potential for litigation;
•	discretionary determinations by government officials;
•	our ability to successfully implement our business model to grow our business;
•	our ability to continue identifying, pursuing, consummating and integrating acquisition opportunities and expand into new geographic markets;
•	the impact of acquisitions and dispositions on our business, including the potential inability to realize the benefits of the acquisition of Hospice Partners of America, LLC (“Hospice Partners”);
•	the potential impact of the discontinuation or modification of LIBOR;
•	the effectiveness, quality and cost of our services;
•	our ability to successfully execute our growth strategy;
•	changes in tax rates;
•	the impact of public health emergencies, including the COVID-19 pandemic;
•	the impact of inclement weather or natural disasters; and
•	various other matters, many of which are beyond our control.

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on any forward-looking statement as a prediction of future events. We expressly disclaim any obligation or undertaking and we do not intend to release publicly any updates or changes in our expectations concerning the forward-looking statements or any changes in events, conditions or circumstances upon which any forward-looking statement may be based, except as required by law. For a discussion of some of the factors discussed above as well as additional factors, see Part I, Item 1A—“Risk Factors” and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

Unless otherwise provided, “Addus,” “we,” “us,” “our,” and the “Company” refer to Addus HomeCare Corporation and our consolidated subsidiaries and “Holdings” refers to Addus HomeCare Corporation. When we refer to 2019, 2018 and 2017, we mean the twelve month period then ended December 31, unless otherwise provided.

A copy of this Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC, including all exhibits, is available on our internet website at http://www.addus.com on the “Investors” page link. Information contained on, or accessible through, our website is not a part of, and is not incorporated by reference into, this Annual Report on Form 10-K.

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

As of December 31, 2019, we provided services in 26 states through approximately 198 offices. For the years ended December 31, 2019, 2018 and 2017, we served approximately 61,000, 57,000 and 51,000 discrete consumers, respectively. As of June 30, 2020, we provided our services in 25 states through 190 offices and served approximately 55,000 discrete individuals. Our personal care segment also includes staffing services, with clients including assisted living facilities, nursing homes and hospice facilities.

A summary of our financial results for 2019, 2018 and 2017 is provided in the table below.

	For the Years Ended December 31,
	2019	2018 (1)	2017 (1)
	(Amounts in Thousands)
Net service revenues – continuing operations	$648,791	$516,647	$425,994
Net income from continuing operations	25,811	16,307	11,806
(Loss) earnings from discontinued operations	(574)	126	147
Net income	$25,237	$16,433	$11,953
Total assets	$636,748	$348,094	$265,837

(1)

Net service revenues and net income from continuing operations, net income and total assets have been updated to reflect the immaterial error described in Note 2 to the Notes to Consolidated Financial Statements.

Our services and operating model address a number of crucial needs across the healthcare continuum. Care provided in the home generally costs less than facility-based care and is typically preferred by consumers and their families. By providing services in the home to the elderly and others who require long-term care and support with the activities of daily living, we lower the cost of chronic and acute care treatment by delaying or eliminating the need for care in more expensive settings. In addition, our caregivers observe and report changes in the condition of our consumers for the purpose of facilitating early intervention in the disease process, which often reduces the cost of medical services by preventing unnecessary emergency room visits and/or hospital admissions and re-admissions. We coordinate the services provided by our team with those of other healthcare providers and payors, as appropriate. Changes in a consumer’s conditions are evaluated by appropriately trained managers and may result in a report to the consumer’s case manager at a managed care organization or other payor. By providing care in the preferred setting of the home and by providing opportunities to improve the consumer’s conditions and allow early intervention as indicated, our model also is designed to improve consumer outcomes and satisfaction.

We believe our model provides significant value to managed care organizations. States are increasingly implementing managed care programs for Medicaid enrollees, and, as a result, managed care organizations have been increasingly responsible for the healthcare needs and the related healthcare costs of our consumers. Managed care organizations have an economic incentive to better manage the healthcare expenditures of their members, lower costs and improve outcomes. We believe that our model is well positioned to assist in meeting those goals while also improving consumer satisfaction, and, as a result, we expect increased referrals from managed care organizations.

The Centers for Medicare & Medicaid Services (“CMS”) has issued final rules and policy updates that allow Medicare Advantage insurers to offer beneficiaries more options and new types of benefits. Effective January 1, 2019, CMS expanded the scope of its “primarily health-related” supplemental benefit standard, permitting plans to cover a broader array of services that increase health and improve quality of life, including coverage of non-skilled in-home care. This policy change, emphasizing improving quality and reducing costs, aligns with our overall approach to care, and we believe the increased demand for personal care from the Medicare Advantage population represents a potentially significant upside opportunity over the next several years.

We utilize Interactive Voice Response (“IVR”) systems and smart phone applications to communicate with our caregivers. Through these technologies, caregivers are able to report changes in health conditions to an appropriate manager for triage and evaluation. In addition, we use these technologies to record basic information about each visit, record start and end times for a scheduled shift, track mileage reimbursement, send text messages to the caregivers and communicate basic payroll information.

In 2013, we sold substantially all of the assets of our then Medicare certified nursing business (the “2013 Home Health Business”) in Arkansas, Nevada, South Carolina and Pennsylvania, and 90% of the 2013 Home Health Business in California and Illinois. Effective October 1, 2017, we sold our remaining 10% ownership interest in the 2013 Home Health Business in California and Illinois. The results of the 2013 Home Health Business sold are reflected as discontinued operations for all periods presented herein. We maintain licensure as a Medicare home health agency in Ohio and Delaware in connection with providing services in those states.

With the purchase of Ambercare Corporation (“Ambercare”), completed in the second quarter of 2018, we now maintain licensure as a Medicare home health and hospice agency in New Mexico. Additionally, with the purchase of Hospice Partners on October 1, 2019, the Company expanded its hospice operations through 21 locations in Idaho, Kansas, Missouri, Oregon, Texas and Virginia. Hospice Partners also launched a palliative care program in Texas in 2018.

Our Market and Opportunity

We provide personal care services to the elderly and other infirm adults who require long-term care and assistance with activities of daily living. Personal care services are a significant component of home and community-based services (“HCBS”), which have grown in significance and demand in recent years. Demand for personal care services is expected to continue to grow due to the aging of the U.S. population, increased life expectancy, and improved opportunities for individuals to receive home-based care as an alternative to institutional care. The population over the age of 65 nationally has been consistently growing and the U.S. Census Bureau estimates that starting in 2030, when all baby boomers will be older than 65, Americans 65 years and older will make up 21% of the population, up from 15% today.

Many states use both fee-for-service and managed care delivery models for personal care services, and the number of beneficiaries served through managed care continues to grow. As of July 2019, 40 states contracted with risk-based managed care organizations to serve their Medicaid enrollees, with 21 of those states enrolling at least 75% of all elderly beneficiaries or those with disabilities in managed care organizations. In 23 states, some or all long-term services and support is covered through Medicaid managed care arrangements.

In addition to the projected growth of government-sponsored personal care services, the private pay market for our services continues to expand. We offer our private pay consumers the same services that we provide to our government-sponsored personal care consumers.

By serving an aging population in a home setting at a lower cost, we believe that home-based services have favorable opportunities. Historically, there were limited barriers to entry in the personal care services industry. As a result, the personal care services industry developed in a highly fragmented manner, with few large participants and many small ones. Few companies have a significant market share across multiple regions or states. The lack of licensure or certification requirements in some states makes it difficult to estimate the number of personal care services agencies. We expect ongoing consolidation within our industry, driven by the desire of healthcare systems and managed care organizations to narrow their networks of service providers, and as a result of the industry’s increasingly complex regulatory, operating and technology requirements. We believe we are well positioned to capitalize on a consolidating industry given our reputation in the market, strong payor relationships and integration of technology into our business model.

The personal care services industry has become subject to increased regulation. At the federal level, recent efforts have focused on improved coordination of regulation across the various types of Medicaid programs through which personal care services are offered. For example, the 21st Century Cures Act, as amended, mandated that states implement electronic visit verification (“EVV”), which is used to collect home visit data, such as when the visit begins and ends. In several states, providers are now required to obtain state licenses or registrations and must comply with laws and regulations governing standards of practice. Providers must dedicate substantial resources to ensure continuing compliance with all applicable regulations and significant expenditures may be necessary to offer new services or to expand into new markets. The failure to comply with regulatory requirements could lead to the termination of rights to participate in federal and state-sponsored programs and the suspension or revocation of licenses. We believe new licensing requirements and regulations, including EVV, the increasing focus on improving health outcomes, the rising cost and complexity of operations, technology and pressure on reimbursement rates due to constrained government resources may discourage new providers and may encourage industry consolidation.

The Medicare-Medicaid Coordination Office (“MMCO”) was established within CMS to effectively improve services for consumers who are eligible for both Medicare and Medicaid, also known as “dual eligibles,” and improve coordination between the federal government and states to enhance access to quality services to which they are entitled. The MMCO works with state Medicaid agencies, other federal and state agencies, physicians and others, to make available technical assistance and educational tools to improve care coordination between Medicare and Medicaid and to reduce costs and improve beneficiary experience while reducing administrative and regulatory barriers between the programs. For example, the Financial Alignment Initiative is a demonstration project that tests capitated models and managed fee-for-service models of integrated care and payment for benefits provided to “dual eligibles.”

We believe that our personal care program and our technology make us well-suited to partner with managed care organizations to address the needs of the “dual eligible” population, and we believe that our ability to identify changes in our consumers’ health and condition before acute intervention is required will lower the overall cost of care. We believe this approach to care delivery and the integration of our services into the broader healthcare continuum are particularly attractive to managed care organizations and others who are ultimately responsible for the healthcare needs of our consumers and over time will increase our business with them.

Our Growth Strategy

The growth of our net service revenues is closely correlated with the number of consumers to whom we provide our services. Our continued growth depends on our ability to provide consistently high quality care, maintain our existing payor relationships, establish relationships with new payors and increase our referral sources. Our continued growth is also dependent upon the authorization by state agencies of new consumers to receive our services. We believe there are several market opportunities for growth. The U.S. population of persons aged 65 continues to grow, and the U.S. Census Bureau estimates that this population will nearly double in size by 2060, according to projections published in March 2018. Additionally, we believe the overwhelming majority of individuals in need of care generally prefer to receive care in their homes. Finally, we believe the provision of personal care services is more cost-effective than the provision of similar services in institutional settings for long-term care. We plan to continue our revenue growth and margin improvement and enhance our competitive positioning by executing on the following growth strategies:

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

Drive Organic Growth in Existing Markets

We intend to drive organic growth through several initiatives, including continuing to build and enhance our sales and marketing capabilities, enhancing our business intelligence analytic capabilities and investing in technology and operations to drive efficiencies. We also expect our organic growth will benefit from an increase in demand for our services by an aging population, our increased alignment with referral sources and payors. We also are prepared to selectively open new offices in existing markets when an opportunity is identified and appropriate.

Market to Managed Care Organizations

As a scaled, national provider of home-based care, we are partnering with managed care organizations, taking advantage of an industry shift from traditional fee-for-service Medicaid and toward managed care models, which aim to better coordinate care. We expect this shift to lead to narrower provider networks where we can be competitive by offering a larger, more experienced partner to these organizations, as well as by providing more sophisticated technology, electronic visit records and an outcomes-driven approach to service. We believe our coordinated care model and integration of services into the broader healthcare industry are particularly attractive to managed care organizations. In particular, our expansion from primarily personal care services into hospice and home health has increased our value to our managed care partners by diversifying our home-based care offerings.

Grow Through Acquisitions

In addition to our organic growth, we have been growing through acquisitions that have expanded our presence in current markets or facilitated our entry into new markets. On July 1, 2020, we completed the acquisition of A Plus Health Care, Inc. (“A Plus”). During 2019, we completed four acquisitions, one of which (VIP Healthcare Services (“VIP”)) was completed on June 1, 2019, two of which, Alliance Home Health Care (“Alliance”) and Foremost Home Care (“Foremost”), were completed on August 1,

2019 and one of which, Hospice Partners, was completed on October 1, 2019. We also completed three acquisitions during 2018 and two acquisitions during 2017. Acquisitions completed in 2019 accounted for $55.8 million in net service revenues for the year ended December 31, 2019. Acquisitions completed in 2018 accounted for $113.2 million and $75.2 million in net service revenues for the years ended December 31, 2019 and 2018, respectively. Acquisitions completed in 2017 accounted for $21.2 million, $20.2 million and $8.6 million in net service revenues for the years ended December 31, 2019, 2018 and 2017, respectively.

Our active pipeline and strong financial position support additional acquisitions. With rising consolidation pressures in the industry, our focus is on identifying growing markets with favorable demographics in states that are fiscally well managed and have a reasonable minimum wage environment and where we have the potential to become one of the leading providers in the state in order to support our managed care organization strategy. We believe our experience identifying and executing on opportunities generated by our acquisition pipeline, as well as our history of integrating acquisitions, will lead to additional consolidation.

Our Services

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

Personal Care

Our personal care segment provides non-medical assistance with activities of daily living, primarily to persons who are at increased risk of hospitalization or institutionalization, such as the elderly, chronically ill or disabled. The services we provide include assistance with bathing, grooming, oral care, feeding and dressing, medication reminders, meal planning and preparation, housekeeping and transportation services. Many consumers need such services on a long-term basis to address chronic or acute conditions. Each payor client establishes its own eligibility standards, determines the type, amount, duration and scope of services, and establishes the applicable reimbursement rate in accordance with applicable law, regulations or contracts.

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

Our Payors

Our payor clients include federal, state and local governmental agencies, managed care organizations, commercial insurers and private individuals. The federal, state and local programs under which these organizations operate are subject to legislative, budgetary and other risks that can influence reimbursement rates. Managed care organizations that operate as an extension of our government payors are subject to similar economic pressures. Our commercial insurance payor clients are typically for profit companies and are continuously seeking opportunities to control costs.

Most of our services are provided pursuant to agreements with state and local governmental social and aging service agencies. These agreements generally have an initial term of one to two years and may be terminated with 60 days’ notice. They are typically renewed for one to five-year terms, provided that we have complied with licensing, certification and program standards, and other regulatory requirements. Reimbursement rates and methods vary by state and service type, but are typically based on an hourly or unit-of-service basis. Managed care organizations are becoming an increasing portion of our personal care segment payor mix as states shift from administering fee-for-service programs to utilizing managed care models. In our personal care segment during 2019, approximately 52.2% of our net service revenues were derived from state and local government programs, with 41.3% derived from managed care organizations, while approximately 3.7% and 1.6% of net service revenues were derived from private pay consumers and commercial insurance programs, respectively.

For 2019, 2018 and 2017, our revenue mix by payor type was as follows:

	Years Ended December 31,
	2019	2018	2017
Personal Care
State, local and other governmental programs	52.2%	58.2%	64.2%
Managed care organizations	41.3	35.3	33.1
Private pay	3.7	4.1	2.1
Commercial insurance	1.6	1.3	0.6
Other	1.2	1.1	—
Hospice
Medicare	92.6%	93.6%	—%
Managed care organizations	5.2	5.6	—
Other	2.2	0.8	—
Home Health
Medicare	77.6%	88.0%	—%
Managed care organizations	20.3	11.0	—
Other	2.1	1.0	—

We derive a significant amount of our net service revenues from our operations in Illinois, New York and New Mexico. The percentages of total revenue for each of these significant states for 2019, 2018 and 2017 were as follows:

	% of Total Revenue for the Years Ended December 31,
State	2019	2018	2017
Personal Care
Illinois	42.6%	47.3%	52.6%
New York	18.7	13.3	13.7
New Mexico	13.0	12.0	8.8
All other states	25.7	27.4	24.9
Hospice
New Mexico	72.4%	100.0%	—
All other states	27.6	—	—
Home Health
New Mexico	100.0%	100.0%	—

A significant amount of our net service revenues from our personal care segment are derived from one specific payor client, the Illinois Department on Aging, which accounted for 25.3%, 31.7% and 36.5% of our net service revenues for 2019, 2018 and 2017, respectively. The Illinois Department on Aging’s payments for non-Medicaid consumers have been delayed in the past and may continue to be delayed in the future due to budget disputes. The state of Illinois did not adopt comprehensive budgets for fiscal years 2016 or 2017, ended June 30, 2016 and June 30, 2017, respectively. On July 6, 2017, the state of Illinois passed a budget for the state fiscal year 2018, which began on July 1, 2017, authorizing the Illinois Department on Aging to pay for our services rendered to non-Medicaid consumers provided in prior fiscal years. On June 4, 2018, the state of Illinois passed a budget for state fiscal year 2019, which began on July 1, 2018. On June 6, 2019, the state of Illinois passed a budget for state fiscal year 2020, which began on July 1, 2019.

In December 2014, the Chicago City Council passed an ordinance that, over a period of years, raised the minimum wage for Chicago workers, resulting in an increase equal to $13 per hour by July 1, 2019, with increases adjusted based on the Consumer Price Index in subsequent years. The State of Illinois finalized its fiscal year 2020 budget with the inclusion of an appropriation to raise in-home care rates to offset the costs of previous minimum wage increases in Chicago and other areas of the state that were imposed beginning on July 1, 2018. These rates were originally set to be effective July 1, 2019, with in-home care rates to be initially increased by 10.9% to $20.28 from $18.29 to partially offset the costs of the minimum wage hikes. Rates were then further increased on January 1, 2020 by an additional 7.7% to $21.84, providing full funding for both the Chicago minimum wage increases and a statewide raise for all current in-home caregivers. The State of Illinois finalized its fiscal year 2021 budget, with in-home care rates to be increased by 7.1% to $23.40 from $21.84, effective January 1, 2021, contingent upon federal CMS approval.

On November 15, 2019, the State of Illinois received, and announced, CMS approval for both rate increases, with the first increase to be effective on December 1, 2019, and the second increase to be effective January 1, 2020. In addition, the Illinois Department on Aging, in conjunction with Illinois’ Health Care and Family Services, announced that the new rates would become effective retroactive to July 1, 2019 for services covered by managed care organizations. On January 15, 2020, the Department on Aging announced confirmation that a one-time bonus payment will be paid to providers who have provided services to clients not enrolled in a managed care organization, for the time period of July 1, 2019 through November 30, 2019 using an updated hourly rate of $20.28. The bonus payment of $6.8 million was recognized as net service revenues during the year ended December 31, 2019 and was received in May of 2020.

On November 26, 2019, the Chicago City Council voted to approve additional increases in the Chicago minimum wage to $14 per hour beginning July 1, 2020 to $15 per hour beginning July 1, 2021. The Company and its trade association will be looking for additional funding in the State of Illinois fiscal year 2021 budget to offset the cost of these additional minimum wage increases.

There is no assurance that additional offsetting rate increases will be adopted in Illinois for fiscal years beyond fiscal year 2020, and our financial performance will be adversely impacted for any periods in which an additional offsetting reimbursement rate increase is not in effect.

We measure the performance of each segment using a number of different metrics. For the personal care segment, these include average billable census, billable hours, average billable hours per census per month, billable hours per business day, revenues per billable hour and same store growth revenue by percent. For the hospice segment, these include new admissions, average daily census, average length of stay and revenue per patient day. For the home health segment, these include admissions, recertifications, total volume and number of visits. See Part II, Item 6—“Selected Financial Data” for more information on the Company’s metrics.

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

We establish new referral relationships with various managed care organizations that contract with the states for the servicing of the state Medicaid programs. We have met with many contracted managed care organizations in markets we serve and believe we are building the relationships necessary to generate continued referrals of new clients.

We receive substantially all of our consumers through third-party referrals, including state departments on aging, rehabilitation, mental health and children’s services, county departments of social services, managed care organizations, the Veterans Health Administration and city departments on aging. Generally, family members of potential consumers are made aware of available in-home or alternative living arrangements through state or local case management systems. These systems are operated by governmental or private agencies.

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

Payment for Services

We are reimbursed for substantially all of our services by federal, state and local government programs, such as Medicaid state programs, managed care organizations, other state agencies and the Veterans Health Administration. In addition, we are reimbursed by commercial insurance and private pay consumers. Depending on the type of service, coverage for services may be predicated on a case manager, physician or nurse determination that the care is necessary or on the development of a plan for care in the home. A significant amount of our net service revenues from our personal care segment are derived from one specific payor client, the Illinois Department on Aging, which accounted for 25.3%, 31.7% and 36.5% of our net service revenues for 2019, 2018 and 2017, respectively.

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

Medicare beneficiaries who have a terminal illness and a life expectancy of six months or less may elect to receive hospice benefits (i.e., palliative services for management of a terminal illness) in lieu of standard Medicare coverage for treatment. Hospice services are paid under the Medicare Hospice Prospective Payment System (“HPPS”), under which CMS sets a daily rate for each day a patient is enrolled in the hospice benefit. Hospice payment rates increased by 2.6% in federal fiscal year 2020, which reflects a 3.0% market basket update; reduced by the multifactor productivity adjustment of 0.4 percentage points as required by the ACA. Additionally, hospice companies are subject to two specific payment limit caps under the Medicare program each federal fiscal year: the inpatient cap and the aggregate cap. The inpatient cap limits the number of inpatient care days provided to no more than 20% of the total days of hospice care provided to Medicare patients for the year. If a hospice exceeds the number of allowable inpatient care days, the hospice must refund any amounts received for inpatient care that exceed the total of: (i) the product of the total reimbursement paid to the hospice for inpatient care multiplied by the ratio of the maximum number of allowable inpatient days to the actual number of inpatient care days furnished by the hospice to Medicare patients; and (ii) the product of the number of actual inpatient days in excess of the limitation multiplied by the routine home care rate. The aggregate cap, which is calculated each federal fiscal year, limits the amount of Medicare reimbursement a hospice may receive, based on the number of Medicare patients served. If a hospice’s Medicare payments exceed its aggregate cap, it must repay Medicare for the excess amount. In 2020, the aggregate cap is $29,965.

Home health services for homebound patients are paid under the Medicare Home Health Prospective Payment System (“HHPPS”), which was formerly based on a 60-day episode of care as a unit of service. The HHPPS permits multiple, continuous episodes per patient. Medicare payment rates for episodes under HHPPS used to vary based on the severity of the patient’s condition as determined by an assessment of the patient’s Home Health Resource Group score. However, the Bipartisan Budget Act of 2018 requires CMS to use a 30-day episode of care and implement the new Patient-Driven Groupings Model (“PDGM”) beginning January 1, 2020. The PDGM model replaces the current case-mix system, which uses the number of visits to determine payment, and will classify patients based on clinical characteristics. The PDGM is intended to shift toward a value-based payment system and remove the incentive to overprovide care. CMS updates the HHPPS payment rates each calendar year. In 2020, HHPPS rates increased by 1.3%, which reflects a 1.5% payment update as mandated by the Bipartisan Budget Act of 2018, offset by a 0.2 percentage point decrease in payments to home health agencies due to changes in the rural add-on percentages also mandated by the Bipartisan Budget Act of 2018. CMS requires both hospice and home health providers to submit quality reporting data each year. Hospice and home health providers that do not comply are subject to a 2 percentage point reduction to their market basket update.

Historically, CMS has paid home health providers 50% to 60% of anticipated payment at the beginning of a patient’s care episode through a request for anticipated payment (“RAP”). However, to address potential program integrity risks, CMS is currently phasing out RAP payments. For calendar year 2020, CMS reduced RAP payments to 20% of the anticipated payment and limited those payments to existing home health providers. In calendar year 2021, CMS will not provide any up-front payments in response to a RAP but will continue to require home health providers to submit streamlined RAPs as notice that a beneficiary is under a home health period of care. CMS will further reduce the administrative burden on providers in calendar year 2022, replacing the RAP with a “Notice of Admission.”

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

Many states are moving the administration of their Medicaid personal care programs to managed care organizations. This transition is due to an overall desire to better manage the costs of the Medicaid long-term care programs. In addition, hospice and home health services are also reimbursed by managed care organizations in many states. Reimbursement from the managed care organizations for personal care services is generally on an hourly, fee-for-service basis with rates consistent with or as a percentage of the individual state funded rates.

Currently, personal care services and other HCBS are largely reimbursed on a fee-for-service basis. States receive permission from CMS to provide personal care services under waivers of traditional Medicaid requirements. In an effort to control escalating Medicaid costs, states are increasingly requiring Medicaid beneficiaries to enroll in managed care plans for better coordination of HCBS and health care services. A report issued by the Illinois Department on Aging in 2016 indicates that over 60% of the state’s Medicaid population is enrolled in a care coordination program, many of which are provided through various managed care entities including managed care organizations. In January 2018, Illinois began transitioning Medicaid beneficiaries to the Health Choice Illinois statewide managed care program, which is serviced by various managed care organizations. The Illinois Department of Healthcare and Family Services expected that managed care would expand through the Health Choice Illinois program to reach approximately 80% of Medicaid enrollees. Effective July 1, 2019, the Health Choice Illinois program began coverage for home health and personal care services for certain dual-eligible beneficiaries with HCBS waivers after previously delaying such coverage and enrollment.

Veterans Health Administration

The Veterans Health Administration operates the nation’s largest integrated healthcare system, with more than 1,900 sites of care, and provides healthcare benefits, including personal care, hospice and home health services, to eligible military veterans. The Veterans Health Administration provides funding to regional and local offices and facilities that support the in-home care needs of eligible aged and disabled veterans. Services are funded by local Veterans Medical Centers and the aid and attendance pension, which reimburses veterans for their otherwise unreimbursed health and long-term care expenses. We currently have relationships and agreements with the Veterans Health Administration to provide personal care services in several states, principally in California, Illinois, New Mexico and Tennessee.

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

COVID-19 Relief

On January 31, 2020, the Secretary of the U.S. Department of Health and Human Services (“HHS”) declared a national public health emergency due to a novel coronavirus. In March 2020, the World Health Organization declared the outbreak of COVID-19, a disease caused by this novel coronavirus, a pandemic. This disease continues to spread throughout the United States and other parts of the world.

As a result of the COVID-19 pandemic, federal and state governments have passed legislation, promulgated regulations, and taken other administrative actions intended to assist healthcare providers in providing care to COVID-19 patients and other patients during the public health emergency. These temporary measures include relief from Medicare conditions of participation requirements for healthcare providers, relaxation of licensure requirements for healthcare professionals, relaxation of privacy restrictions for telehealth remote communications, promoting use of telehealth by expanding the scope of services for which Medicare reimbursement is available, and limited waivers of fraud and abuse laws for activities related to COVID-19 during the emergency period. The current federal public health emergency declaration expires October 23, 2020. The HHS Secretary may renew the declaration for successive 90-day periods for as long as the emergency continues to exist and may terminate the declaration whenever he determines that the emergency no longer exists.

One of the primary sources of relief for healthcare providers is the CARES Act, which was expanded by the PPPHCE Act. Together, the CARES Act and the PPPHCE Act include $175 billion in funding to be distributed through the Public Health and Social Services Emergency Fund (the “Relief Fund”) to eligible providers, including public entities and Medicare- and/or Medicaid-enrolled providers. Relief Fund payments are intended to compensate healthcare providers for lost revenues and health care related expenses incurred in response to the COVID-19 pandemic and are not required to be repaid, provided that recipients attest to and comply with certain terms and conditions, including limitations on balance billing and not using funds received from the Relief Fund to reimburse expenses or losses that other sources are obligated to reimburse. In addition, the CARES Act expands the Medicare Accelerated and Advance Payment Program to increase cash flow to providers impacted by the COVID-19 pandemic. Hospice and home health providers may request an advance or accelerated payment of up to 100% of the Medicare payment amount for a three-month period (not including Medicare Advantage payments). The Medicare Accelerated and Advanced Payment Program payments are a loan that providers must pay back. CMS must recoup the advance payments beginning 120 days after receipt by the provider by withholding future Medicare payments for claims. However, in April 2020, CMS suspended the Advance Payment Program, which is applicable to Part B providers, and announced it would reevaluate pending and new applications from Part A providers for the Accelerated Payment Program in light of the direct payments made available through the Relief Fund. The CARES Act also includes other provisions offering financial relief, for example temporarily lifting the Medicare sequester, which would have otherwise reduced payments to Medicare providers by 2% (but also extending sequestration through 2030).

Due to the recent enactment of the CARES Act, the PPPHCE Act and other enacted legislation, there is still a high degree of uncertainty surrounding their implementation. Further, the federal government is considering additional stimulus measures, federal agencies continue to issue related regulations and guidance, and the public health emergency continues to evolve. We continue to assess the potential impact of the CARES Act, the PPPHCE Act and other laws, regulations, and guidance related to COVID-19 on our business, results of operations, financial condition and cash flows.

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

Employees

The following is a breakdown of our part- and full-time employees, including the employees in our national support center, as of December 31, 2019:

	Full-time	Part-time	Total
Caregivers and agency staff	4,713	28,231	32,944
National support centers	289	5	294
	5,002	28,236	33,238

Our caregivers, excluding agency staff, provide substantially all of our services and comprise approximately 96.4% of our total workforce. They undergo a criminal background check and are provided with pre-service training and orientation and an evaluation of their skills. In many cases, caregivers are also required to attend ongoing in-service education. In certain states, our caregivers are required to complete certified training programs and maintain a state certification. Approximately 52.3% of our total employees are represented by labor unions. We maintain strong working relationships with these labor unions. We have numerous collective bargaining agreements with the Service Employees International Union (“SEIU”), which are renegotiated from time to time.

Technology

We currently utilize multiple applications to support our various lines of business and locations for patient accounting. For our personal care legacy Addus locations, Ambercare and Alliance, we utilize the Horizon Homecare software solution (“Horizon”). For our home health and hospice locations, we utilize Homecare Homebase. All locations acquired through our purchase of Arcadia Home Care & Staffing (“Arcadia”) utilize Continulink for their personal care and staffing business. Further, the business operations acquired through our VIP and Foremost transactions rely on software licensed from Arrow Healthcare Solutions (“Arrow”).

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

In order to comply with current and future state and federal regulations around EVV use, we utilize several different vendors. In states with an “open” model, we are able to choose our vendor and have standardized CellTrak as our preferred EVV vendor. In states mandating the EVV vendor, a “closed” system, we utilize whichever vendor the state has mandated. In both cases, we have built interfaces between the EVV vendor and the patient accounting system utilized in the respective branch location.

We license the Qlik Business Intelligence platform to provide historical, current, and forward-looking operational performance analysis. We currently have our personal care business managed by Horizon, Continulink and Arrow integrated into Qlikview to provide a comprehensive view of the business regardless of the application used. Qlikview provides high-level historical and current analytical views to measure performance against budget and deliver insight into the various factors driving our execution against our financial, operational, and compliance goals. This analysis is available in summary and detailed views to accommodate user needs from senior management down to the operators in the field.

We utilize ADPVantage Suite as our base human resources and payroll processing system and use their services and products to manage our leave of absence processes, benefits, 401(k) and flexible spending account administration, garnishment services, payroll tax filings, ACA compliance and filings, and time and attendance.

For financial management, we utilize Oracle’s Planning Budgeting Cloud Service as our solution for budgeting, forecasting, and financial reporting. In the first quarter of 2019, we implemented Oracle Fusion as our solution for the general ledger, accounts payable and fixed assets.

Government Regulation

Overview

Our business is subject to extensive federal, state and local regulation. Changes in the laws and regulations, including as a result of governmental responses to the COVID-19 pandemic, or new interpretations of existing laws and regulations may have a material impact on the definition of permissible activities, the relative cost of doing business, and the methods and amounts of payment for care by both governmental and other payors. In addition, differences among state laws may impede our ability to expand into certain markets. If we fail to comply with applicable laws and regulations, we could suffer administrative civil or criminal penalties, including the loss of our licenses to operate and our ability to participate in federal or state programs. In addition, the healthcare industry has experienced, and is expected to continue to experience, extensive and dynamic change. It is difficult to predict the effect of these changes on budgetary allocations for our services. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”

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

Effective January 1, 2019, as part of the Tax Cuts and Jobs Act, Congress eliminated the penalty associated with the individual mandate to maintain health insurance. As a result of this change, a federal judge in Texas ruled in December 2018 that the individual mandate was unconstitutional and determined the rest of the ACA was therefore invalid. In December 2019, the Fifth Circuit Court of Appeals upheld this decision with respect to the individual mandate, but remanded the case for further consideration of how this decision affects the rest of the law. The law remains in place pending the appeals process. The elimination of the individual mandate penalty and other changes may impact the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if purchased.

The ACA, as enacted, requires states to expand Medicaid coverage to all individuals under age 65 with incomes effectively at or below 138% of the federal poverty level. However, states may opt out of the expansion without losing existing federal Medicaid funding. Some of the states use or have applied to use Medicaid waivers granted by CMS to implement expansion provisions, impose different eligibility or enrollment restrictions, or otherwise implement programs that vary from federal standards. CMS administrators have indicated that they intend to increase state flexibility in the administration of Medicaid programs and states continue to explore payment and delivery reform initiatives, including beneficiary work requirements, and quality of care incentives. Enrollment in managed Medicaid plans has also increased in recent years, as state governments seek to control the cost of Medicaid programs. Managed Medicaid programs enable states to contract with one or more entities for patient enrollment, care management and claims adjudication. The states usually do not relinquish program responsibilities for financing, eligibility criteria and core benefit plan design.

The Center for Medicare and Medicaid Innovation, or CMMI, tests innovative payment and service delivery systems to reduce program expenditures while maintaining or enhancing quality. For example, the CMMI has supported testing of new models of care for “dual eligibles,” funding of home health providers that offer chronic care management services, and establishment of pilot programs that bundle acute care hospital services with physician services and post-acute care services, which may include home health services for certain patients. The Improving Medicare Post-Acute Care Transformation Act of 2014 (“IMPACT Act”) requires HHS, in conjunction with the Medicare Payment Advisory Commission, to propose a unified post-acute care payment model by 2023. A unified post-acute care payment system would pay post-acute care providers, such as long-term care facilities, skilled nursing facilities, and home health agencies, under a single framework according to a patient’s characteristics, rather than the post-acute care setting where the patient receives treatment. These systems could have a material impact on our business. It is difficult to predict the nature and success of future financial or delivery system reforms implemented by HHS, CMMI and other industry participants.

Permits, Licensure and Certificate of Need

Our hospice, home health and personal care services are authorized and/or licensed under various state and county requirements, which cover a variety of topics including standards regarding the provision of medical or care services, clinical records, personnel, infection control and care plans. Additionally, health care professionals at our agencies are required to be individually licensed or certified under state law. Although our personal care service caregivers are generally not subject to licensure requirements, certain states require them to complete pre- and post-employment training programs, background checks, and, in certain instances, maintain state certification. We believe we are currently licensed appropriately as required by the laws of the states in which we operate in all material respects, but additional licensing requirements may be imposed upon us in existing markets or markets that we enter in the future.

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

The False Claims Act: Numerous state and federal laws govern the submission of claims for reimbursement and prohibit false claims or statements. For example, the federal False Claims Act prohibits any person, company or corporation from knowingly presenting, or causing to be presented, claims for payment to the federal government that are false or fraudulent, or which contain false or misleading information. “Knowingly” is defined broadly, and includes submission of a claim with reckless disregard to its truth or falsity. The federal False Claims Act can be used to prosecute fraud involving issues such as coding errors and billing for services not provided. Violations of other statutes, such as the federal Anti-Kickback Statute, can also serve as a basis for liability under the federal False Claims Act. Among other potential bases for liability is the knowing and improper failure to report and return overpayments received from Medicare or Medicaid in a timely manner following identification of the overpayment. An overpayment is deemed to be “identified” when a person has, or should have through reasonable diligence, determined that an overpayment was received and quantified the overpayment.

A provider determined to be liable under the False Claims Act may be required to pay three times the amount of actual damages sustained by the federal government, in addition to mandatory civil monetary penalties that may amount to over $20,000 for each false or fraudulent claim. These penalties will be updated annually based on changes to the consumer price index. Private parties may initiate whistleblower lawsuits alleging the defrauding of the federal government by a provider and may receive a share of any settlement or judgment. When a private party brings an action under the federal False Claims Act, the defendant generally is not made aware of the lawsuit under the federal government commences its own investigation or determines whether it will intervene.

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

Under the Recovery Audit Contractor (“RAC”) program, CMS contracts with third parties to identify improper Medicare payments. RACs are paid a contingent fee based on the improper payments identified and corrected. CMS has also instituted Zone Program Integrity Contracts for additional audit of Medicare providers, including home health agencies. By statute, states are required to enter into contracts with RACs to audit payments to Medicaid providers, although states are allowed to request waivers of aspects of this requirement. Further, under the Medicaid Integrity Program, CMS employs private contractors, referred to as Medicaid Integrity Contractors, to perform post-payment audits of Medicaid claims and identify overpayments. CMS is transitioning some of its other integrity programs to a consolidated model by engaging Unified Program Integrity Contractors (“UPICs”) to perform audits, investigations and other integrity activities.

From time to time, various federal and state agencies, such as HHS, issue pronouncements that identify practices that may be subject to heightened scrutiny, as well as practices that may violate fraud and abuse laws. For example, the Office of the Inspector General issued an Investigative Advisory in 2012 that identified a number of program integrity vulnerabilities in the delivery of personal care services and recommending corrective actions by CMS. In December 2016, CMS issued a bulletin highlighting safeguards that state Medicaid agencies can put in place around personal care services. It has also issued guidance to personal care services agencies and attendants on avoiding improper payments. We believe, but cannot assure you, that our operations comply with the principles expressed by HHS in these reports, advisories and guidance.

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

Risks Related to Our Business and Industry

The COVID-19 pandemic could negatively affect our operations, business and financial condition, and our liquidity could also be negatively impacted, particularly if the U.S. economy remains unstable for a significant amount of time.

On January 31, 2020, the Secretary of HHS declared a national public health emergency due to a novel coronavirus. In March 2020, the World Health Organization declared the outbreak of COVID-19, the disease caused by this novel coronavirus, a pandemic. The disease continues to spread throughout the United States and other parts of the world. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic as the situation is rapidly evolving. The spread of COVID-19 has caused many states and cities to declare states of emergency or disaster proclamations, including the state of Texas and the city of Frisco, where we are headquartered. State and local governments, together with public health officials, have recommended and mandated precautions to mitigate the spread of the virus, including the closure of public facilities and parks, schools, restaurants, many businesses and other locations of public assembly. As a result, COVID-19 is significantly affecting overall economic conditions in the United States. Although many of the restrictions have eased across the country, some areas are re-imposing closures and other restrictions, as a result of increasing rates of COVID-19 infection. There are no reliable estimates of how long the pandemic will last, how many people are likely to be affected by it or the duration or types of restrictions that will be imposed or re-imposed. For that reason, we are unable to predict the long-term impact of the pandemic on our business at this time.

Relevant authorities have universally designated our services as “essential services,” exempting our services and services providers from many of the restrictions of the orders described above. However, our home health and hospice providers have experienced difficulty in accessing facility-based patients because of concerns about the spread of COVID-19, and we expect that this difficulty will continue. While the COVID-19 pandemic has not had a material effect on our business, financial condition and results of operations, the extent of future impact will depend on future developments that cannot be accurately predicted at this time, including the severity and transmission rate of COVID-19 and the extent and effectiveness of containment actions taken. For example, our employees that contract COVID-19 could be unable to continue to perform their duties, and we could face litigation if our employees or customers contract COVID-19 while our employees perform their duties.

If general economic conditions continue to deteriorate or remain uncertain for an extended period of time, our liquidity and ability to repay our outstanding debt may be harmed. Furthermore, the COVID-19 pandemic has previously caused disruption in the financial markets and the businesses of financial institutions and may do so again, potentially causing a slowdown in the decision-making of these institutions. This may affect the timing on which we may obtain any additional funding and there can be no assurance that we will be able to raise additional funds on terms acceptable to us, if at all. Additionally, the economic slowdown caused by the COVID-19 pandemic poses significant risks to states’ budgets for the 2021 fiscal year, which began July 1 in most states. Depending on the severity and length of a downturn, sales tax collections and income tax withholdings could continue to be depressed in fiscal 2021 and, potentially, future fiscal years. States could face significant fiscal challenges and may have no choice but to revise their revenue forecasts and adjust their budgets for fiscal 2021 and, potentially, future fiscal years, accordingly. In New York, which started its fiscal year April 1, the state comptroller recently estimated that the state would collect at least $10 billion less than originally forecasted, the first year-to-year cut since 2011. The current New York fiscal plan authorizes the state of New York to issue up to $8 billion in short-term bonds to provide funds in case of reduced revenues during the fiscal year, tentatively scheduled for October 2020, December 2020 and March 2021. It also allows two state authorities to provide the state with a $3 billion line of credit in the new fiscal year. Congress could provide additional relief with additional stimulus and relief legislation, including extension of unemployment benefits and relief for states. We cannot determine the impact that COVID-19 may have on states budgets for 2020 or beyond, however, such impacts could have a material adverse effect on our financial condition, results of operations and cash flows.

The foregoing and other continued disruptions to our business as a result of the COVID-19 pandemic could result in an adverse effect on our business, result of operations, financial condition, liquidity, cash flows and our ability to service our indebtedness. Furthermore, the COVID-19 pandemic could heighten the risks in certain of the other risk factors described in this Annual Report on Form 10-K.

We are not participating in the financial relief programs available under the CARES Act and the PPPHCE Act, and therefore will not obtain or use financial assistance from those programs. There can be no assurance as to the total amount of financial assistance we may receive from future stimulus legislation, if any, or that we will be able to benefit from provisions intended to increase access to resources and ease regulatory burdens for healthcare providers or that additional stimulus legislation will be enacted.

In response to the COVID-19 pandemic, the CARES Act and the PPPHCE Act authorize $175 billion in funding to be distributed to health care providers through the Relief Fund. These funds are intended to reimburse eligible providers, including public entities and Medicare and/or Medicaid-enrolled providers and suppliers, for healthcare-related expenses or lost revenues attributable to COVID-19. The Company did not request, but automatically received, and subsequently returned funds from the Relief Fund. The Company has acquired and may in the future acquire companies that have received funds from the Relief Fund. HHS has not yet allocated or distributed all funds from the Relief Fund, so the potential future impact to the Company is unclear.

The CARES Act also makes other forms of financial assistance available to healthcare providers, including through Medicare and Medicaid payment adjustments and an expansion of the Medicare Accelerated and Advance Payment Program, which makes available advance payments of Medicare funds in order to increase cash flow to providers. In addition to financial assistance, the CARES Act and related legislation includes provisions intended to increase access to medical supplies and equipment and ease legal and regulatory burdens on healthcare providers. Many of these measures, such as flexibilities related to the provision of telehealth services, are effective only for the duration of the public health emergency. The current public health emergency determination expires October 23, 2020. The HHS Secretary may choose to renew the declaration for successive 90-day periods for as long as the emergency continues to exist and may terminate the declaration whenever he determines that the public health emergency no longer exists. It is unclear whether and for how long the public health emergency declaration will be extended. The CARES Act also includes numerous income tax provisions including changes to the net operating loss rules and business interest expense deduction rules.

Due to the recent enactment of the CARES Act, the PPPHCE Act and other enacted legislation, there is still a high degree of uncertainty surrounding their implementation, and the COVID-19 pandemic continues to evolve. The federal government is considering additional stimulus efforts, but we are unable to predict whether additional stimulus measures will be enacted or their impact. There can be no assurance as to the total amount of financial and other types of assistance we will receive under existing or future legislation, if any, and it is difficult to predict the impact of such legislation on our operations or how it will affect operations of our competitors. Further, there can be no assurance that the terms of provider relief funding or other programs will not change in ways that affect funding we may receive or our eligibility to participate. We continue to assess the potential impact of COVID-19 and government responses to the pandemic on our business, results of operations, financial condition and cash flows.

We could face a variety of risks through our expansion into new lines of business.

In 2018, we expanded our lines of business to include hospice and home health with the acquisition of Ambercare, and to include facility staffing operations through the acquisition of Arcadia. In 2019, through the completion of the acquisition of Hospice Partners, we significantly increased our hospice business. Risks of our entry into the hospice and home health segments and adding facility staffing operations to our home care segment include, without limitation, difficulties integrating new businesses with our ongoing operations, potential diversion of management’s time and other resources from our existing personal care business, the need for additional capital and other resources to expand into these new lines of business, and inefficient integration of operational and management systems and controls. In addition, new businesses that we acquire may have unknown or contingent liabilities, including liabilities for failure to comply with healthcare and other laws and regulations, professional liabilities, workers’ compensation liabilities, and tax liabilities. Although we generally attempt to exclude significant liabilities from our acquisitions and seek indemnification from sellers or insurance protection, we may nevertheless have material liabilities for past activities of acquired businesses. Entry into a new line of business may also subject us to new laws and regulations with which we are not familiar and may lead to increased litigation and regulatory risk. Additionally, any such new business line may be disproportionately impacted by the COVID-19 pandemic with respect to PPE, infection control, facility and work-site access, or other related issues.

Our hospice operations are subject to annual Medicare caps. If we exceed the caps, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected.

Overall payments made by Medicare to each hospice provider number (generally corresponding to each of our hospice agencies) are subject to an inpatient cap and an aggregate cap, which are set each federal fiscal year. The inpatient cap limits the number of days of inpatient care to no more than 20% of total patient care days. The aggregate cap limits the amount of Medicare reimbursement a hospice may receive, based on the number of Medicare patients served. If a hospice’s Medicare payments exceed its inpatient or aggregate caps, it must repay Medicare for the excess amount. If payments received under any of our hospice provider numbers exceed these caps, we may be required to reimburse Medicare such excess amounts, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

Reductions in reimbursement and other changes to Medicare, Medicaid, and other federal, state and local medical and social programs could adversely affect our consumer caseload, units of service, net service revenues, gross profit and profitability.

A significant portion of our caseload and net service revenues are derived from government healthcare programs, primarily Medicare and Medicaid. For the year ended December 31, 2019, we derived approximately 56.2% of our net service revenues from state and local governmental agencies, primarily through Medicaid state programs. However, changes in government healthcare programs may decrease the reimbursement we receive or limit access to, or utilization of, our services. As federal healthcare expenditures continue to increase and state governments face budgetary shortfalls, including as a result of the COVID-19 pandemic, federal and state governments have made, and may continue to make, significant changes to the Medicare and Medicaid programs and reimbursement received for services rendered to beneficiaries of such programs. For example, the Budget Control Act of 2011 requires automatic spending reductions to reduce the federal deficit, including Medicare spending reductions of up to 2% per fiscal year, with a uniform percentage reduction across all Medicare programs. CMS began imposing a 2% reduction on Medicare claims in April 2013, and these reductions have been extended through 2030.

The Medicaid program, which is jointly funded by the federal and state governments, is often a state’s largest program. Governmental agencies generally condition their agreements upon a sufficient budgetary appropriation. Almost all of the states in which we operate have experienced periodic financial pressures and budgetary shortfalls due to challenging economic conditions, including as a result of COVID-19, and the rising costs of healthcare. Reductions to federal support for state Medicaid or other programs could also result in budgetary shortfalls. As a result, many states have made, are considering or may consider making changes in their Medicaid or other state and local medical and social programs, including enacting legislation designed to reduce Medicaid expenditures.

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

Certain of these measures have been implemented by, or are proposed in, states in which we operate. For example, we provide support services as a fiscal intermediary to the New York Consumer Directed Personal Assistance Program (“CDPAP”), a self-directed care alternative program that allows eligible individuals who need help with activities of daily living or skilled nursing services to choose their caregivers. New York recently proposed regulations to change the reimbursement methodology for fiscal intermediaries and has initiated a new Request For Offer (“RFO”) process to competitively procure CDPAP fiscal intermediaries. These changes could have impact on our financial performance and ability to continue providing fiscal intermediaries services if not selected in the competitive RFO process.

Additionally, New York has identified significant expenses in excess of its Medicaid budget. In his January 21, 2020 budget address, Governor Cuomo stated his plans to address the Medicaid shortfall with a new Medicaid Redesign Team (“MRT”), which is tasked with reforming the state's Medicaid program, preserving benefits and finding $2.5 billion in savings. The MRT recommendations were approved on March 19, 2020, and will be sent to the governor and legislature for consideration in the state budget, with full discretion with regard to the effective dates in light of the healthcare and economic disruption caused by COVID- 19. The results of the MRT’s recommendations and final budget could affect our operations and financial performance.

In 2019, we derived approximately 38.2% of our net service revenues from services provided in Illinois, 16.7% of our net service revenues in New York (including CDPAP services) and 19.9% of our net service revenues in New Mexico. Because a substantial portion of our business is concentrated in these states, any significant reduction in expenditures that pay for our services or other significant changes in these states may have a disproportionately negative impact on our future operating results. Illinois, in particular, operated without a state budget for fiscal years 2016 and 2017. The Illinois legislature has enacted comprehensive state budgets for fiscal years 2018 through 2020. However, we cannot predict whether Illinois or other states material to our operating results will timely pass budgets in subsequent years or experience changes or other challenges that negatively impact our ability to be reimbursed for our services in a timely manner.

The ACA made significant changes to Medicare and Medicaid policy and funding, among other broad changes across the healthcare industry, promoting a shift toward value-based care, including implementation of alternative payment models. The ACA also resulted in expanded Medicaid eligibility in many states and the establishment of various demonstration projects and Medicaid programs under which states may apply to test new or existing approaches to payment and delivery of Medicaid benefits. CMS has indicated that it will look to states to drive innovation and value through such waivers and has taken steps to update program management, the waiver and state plan amendment approval process, and quality reporting, but the extent and effect of these changes remain uncertain. Future health reform efforts or efforts to repeal or make additional significant changes to the ACA will likely impact both federal and state programs.

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

Federal laws or regulations may adversely impact our ability to acquire home health agencies or open new start-up home health agencies. For example, a Medicare regulation known as the “36 Month Rule” prohibits buyers of Medicare-certified home health agencies from assuming the Medicare billing privileges of an acquired agency if the acquired agency either enrolled in Medicare or underwent a change in majority ownership fewer than 36 months prior to the acquisition, subject to certain exceptions. Instead, the buyer must enroll the acquired home health agencies as new providers with Medicare. The 36 Month Rule can increase competition for acquisition targets that are not subject to the rule and may cause significant Medicare billing delays for the purchases of home health agencies that are subject to the rule. Further, in the past, CMS has limited enrollment of new home health agencies. If another moratorium is imposed on enrollment of new providers in a geographic area we desire to service, our ability to expand operations may be impacted.

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

We may be similarly impacted by increased enrollment of Medicare and Medicaid beneficiaries in managed care plans, resulting in a shift from traditional fee-for-service models. Under the managed Medicare program, also known as Medicare Advantage, the federal government contracts with private health insurers to provide Medicare benefits. Insurers may choose to offer supplemental benefits and impose higher plan costs on beneficiaries. Approximately one-third of Medicare beneficiaries were enrolled in a Medicare Advantage plan in 2019, a figure that continues to grow. While hospice services are currently reimbursed as a traditional fee-for-service program under Medicare Part A, hospice services may eventually be offered under Medicare Advantage plans, which could result in reduced reimbursement, limited utilization, and increased competition for managed care contracts.

Enrollment in managed Medicaid plans is also growing, as states are increasingly relying on managed care organizations to deliver Medicaid program services as a strategy to control costs and manage resources. We may experience increased competition for managed care contracts due to state regulation and limitations. For instance, effective October 2018, New York limited the number of home care providers with which a managed Medicaid plan can contract. We cannot assure you that we will be successful in our efforts to be included in plan networks, that we will be able to secure favorable contracts with all or some of the managed care organizations, that our reimbursement under these programs will remain at current levels, that the authorizations for services will remain at current levels or that our profitability will remain at levels consistent with past performance. In addition, operational processes may not be well defined as a state transitions beneficiaries to managed care. For example, membership, new referrals and the related authorization for services to be provided may be delayed, which may result in delays in service delivery to consumers or in payment for services rendered. Difficulties with operational processes may negatively affect our revenue growth rates, cash flow and profitability for services provided.

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

Our revenues are particularly sensitive to regulatory and economic changes in states in which we generate a significant portion of our revenues including Illinois, New York and New Mexico. Accordingly, any change in the current demographic, economic, competitive or regulatory conditions in these states could have an adverse effect on our business, financial condition or results of operations. Changes to the Medicaid programs in these states could also have a disproportionately adverse effect on our business, financial condition, results of operations or cash flows. Additionally, New York and Illinois have been some of the most significantly impacted areas to date by the COVID-19 pandemic, which could also have a disproportionately adverse effect on our business, financial condition, results of operations or cash flows.

Efforts to reduce the costs of the Illinois Department on Aging programs could adversely affect our service revenues and profitability.

For the years ended December 31, 2019 and 2018, we derived approximately 25.3% and 31.7%, respectively, of our revenue from the Illinois Department on Aging programs. In the past, state government officials have attempted to reduce government spending by proposing changes aimed at reducing expenditures by this department. The current governor, who took office in January 2019, is expected to continue the pursuit of cost reduction initiatives. The nature and extent of any proposed future cost reduction initiatives is unknown. If future reforms impact the eligibility of consumers for services, the number of hours authorized or otherwise restrict services provided to existing consumers, our service revenues, results of operations, financial position and growth may be adversely affected.

Delays in reimbursement due to state budget deficits may increase in the future, adversely affecting our liquidity.

We fund operations primarily through the collection of accounts receivable, but there is a delay between the time that we provide services and the time that we receive reimbursement or payment for these services. Many of the states in which we operate are operating with budget deficits for their current fiscal year and the economic impact of the COVID-19 pandemic likely will increase state deficits. These and other states may in the future delay reimbursement, which would adversely affect our liquidity. In addition, from time to time, procedural issues require us to resubmit claims before payment is remitted, which contributes to our aged receivables. Additionally, unanticipated delays in receiving reimbursement from state programs due to changes in their policies or billing or audit procedures may adversely impact our liquidity and working capital.

Failure to renew a significant payor agreement or group of related payor agreements may materially impact our revenue.

Each of our agreements is generally in effect for a specific term, but they are also generally terminable with 60 days’ notice. Our ability to renew or retain our agreements depends on our quality of service and reputation, as well as other factors over which we have little or no control, such as state appropriations and changes in provider eligibility requirements. Additionally, failure to satisfy any of the numerous technical renewal requirements in connection with our proposals for agreements could result in a proposal being rejected even if it contains favorable pricing terms. Failure to obtain, renew or retain agreements with major payors may negatively impact our results of operations and revenue. We can give no assurance these agreements will be renewed on commercially reasonable terms or at all.

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

In many states, there are limited barriers to entry in providing personal care services. However, some states require entities to obtain a license before providing home care services. Licensure is generally required of agencies providing home health and hospice services, though requirements vary by state. Some states also require a provider to obtain a CON before establishing certain health services, operations or facilities. CON restrictions may reduce the level of competition in a given industry or in a particular geographic region. In addition, economic changes such as increases in minimum wage and changes in Department of Labor rules can also impact the ease of entry into a market. These factors may affect competition in our states.

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

The federal government and the states in which we operate regulate our industry extensively. The laws and regulations governing our operations, along with the terms of participation in various government programs, impose certain requirements on the way in which we do business, the services we offer, and our interactions with providers and consumers. These requirements include matters related to:

•	licensure and certification and enrollment with government programs;
•	eligibility for services;
•	appropriateness and necessity of services provided;
•	adequacy and quality of services;
•	qualifications and training of personnel;

•	confidentiality, maintenance, data breach, identity theft, security, inoperability, access and exchange of health-related and personal information and medical records;
•	environmental protection, health and safety;
•	relationships with physicians, other referral sources and recipients of referrals;
•	operating policies and procedures;
•	addition of, and changes to, facilities and services;
•	adequacy and manner of documentation for services provided;
•	billing and coding for services;
•	timely and proper handling of overpayments; and
•	debt collection and communications with consumers.

These laws include, but are not limited to the federal Anti-Kickback Statute, the federal Stark law, the federal False Claims Act, the federal Civil Monetary Penalties Law, other federal and state fraud and abuse, insurance fraud, and fee-splitting laws, which may extend to services reimbursable by any payer, including private insurers, and federal and state laws governing the security and privacy of health information.

We currently have contractual relationships with current and potential referral sources and recipients, including hospitals and health systems, skilled nursing facilities and certain physicians who provide medical director and clinical services to our Company. We attempt to structure our relationships to meet applicable regulatory requirements, but we cannot provide assurance that every relationship is fully compliant.

Federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts throughout the healthcare industry. While we endeavor to comply with applicable laws and regulations, we cannot assure you that our practices are fully compliant or that courts or regulatory agencies will not interpret those laws and regulations in ways that will adversely affect our practices. We may also fail to discover instances of noncompliance by businesses we acquire, which could subject us to adverse consequences. The laws and regulations governing our business are subject to change, interpretations may evolve and enforcement focus may shift. These changes could subject us to allegations of impropriety or illegality, require restructuring of relationships with referral sources and recipients or otherwise require changes to our operations. Failure to comply with applicable laws and regulations could lead to civil sanctions and criminal penalties, the termination of rights to participate in federal and state healthcare programs, exclusion from federal healthcare programs, the suspension or revocation of licenses and nonpayment or delays in our ability to bill and collect for services provided, any of which could adversely affect our business, results of operations, or financial results.

In addition, as a result of our participation in Medicaid, Medicare and Veterans Health Administration programs and other state and local governmental programs, and pursuant to certain of our contractual relationships, we are subject to various reviews, compliance audits and investigations by governmental authorities and other third parties to verify our compliance with these programs and agreements as well as applicable laws, regulations and conditions of participation. Each of our home care and hospice agencies must comply with the extensive conditions of participation in the Medicare program. If any of our agencies fail to meet any of the conditions of participation or coverage with respect to state licensure or our participation in Medicaid, Medicare programs, Veterans Health Administration programs and other state and local governmental programs, we may receive a notice of deficiency from the applicable surveyor or authority. Failure to institute a plan of action to correct the deficiency within the period provided by the surveyor or authority could result in civil or criminal penalties, damage to our reputation, cancellation of our agreements, suspension or revocation of our licenses, requirements to repay amounts received, disqualification from federal and state healthcare programs, deactivation or revocation of billing privileges, bars on re-enrollment and other negative consequences. These actions may adversely affect our ability to provide certain services, to receive payments from other payors and to continue to operate which could adversely affect our net service revenues and profitability. Additionally, we could face liability under the False Claims Act if we submit claims to Medicare or Medicaid while not in compliance with certain conditions of participation. Further, actions taken against one of our offices may subject our other offices to adverse consequences.

Timing differences in reimbursement may cause liquidity problems.

There are timing differences in reimbursement from the time we provide services to the time we receive reimbursement or payment for these services. These timing differences may result from such factors as changes by payors to data submission requirements, requests by fiscal intermediaries for additional data or documentation, other Medicare or Medicaid issues, or information system problems, which may adversely impact our working capital. Working capital management, including prompt and diligent billing and collection, is an important factor in our results of operations and liquidity. Our working capital management procedures may not successfully negate this risk. Delays in receiving reimbursement or payments from Medicare, Medicaid and other payors may adversely impact our working capital.

We are and have been subject to routine and periodic surveys, audits and investigations by various governmental agencies. In addition to surveys to determine compliance with the conditions of participation, CMS has engaged a number of contractors (including Medicare Administrative Contractors ("MACs"), RACs and UPICs) to conduct audits to evaluate billing practices and identify overpayments. These audits can result in recoupments by Medicare and other payors of amounts previously paid to us. In addition to audits by CMS contractors, individual states are implementing similar integrity programs using Medicaid RACs. We are unable to predict what additional government regulations, if any, affecting our business may be enacted in the future, how existing or future laws and regulations might be interpreted or whether we will be able to comply with such laws and regulations either in the markets in which we presently conduct, or wish to commence, business. In June 2019, CMS began the Review Choice Demonstration for Home Health Services demonstration in Illinois to identify and prevent fraud, reduce the number of Medicare appeals, and improve provider compliance with Medicare program requirements. Home health agencies may initially select from the following claims review and approval processes: pre-claim review, post-payment review, or a minimal post-payment review with a 25% payment reduction. Home health agencies that maintain high compliance levels will be eligible for additional, less burdensome options. Beginning in March 2020, CMS paused certain claims processing for the Review Choice Demonstration due to the COVID-19 pandemic. However, the agency expects to discontinue exercising enforcement discretion beginning in August 2020, regardless of the status of the public health emergency. CMS is expanding the Review Choice Demonstration to certain other states, including Ohio and Florida in August 2020. We are currently unable to predict what impact, if any, this program may have on our result of operations or financial position.

We are subject to federal, state and local laws and regulations that govern our employment practices, including minimum wage, living wage, and paid time-off requirements. Failure to comply with these laws and regulations, or changes to these laws and regulations that increase our employment-related expenses, could adversely impact our operations.

We are required to comply with all applicable federal, state and local laws and regulations relating to employment, including occupational safety and health requirements, wage and hour and other compensation requirements, employee benefits, providing leave and sick pay, employment insurance, proper classification of workers as employees or independent contractors, immigration and equal employment opportunity laws. These laws and regulations can vary significantly among jurisdictions and can be highly technical. Costs and expenses related to these requirements are a significant operating expense and may increase as a result of, among other things, changes in federal, state or local laws or regulations, or the interpretation thereof, requiring employers to provide specified benefits or rights to employees, increases in the minimum wage and local living wage ordinances, increases in the level of existing benefits or the lengthening of periods for which unemployment benefits are available. We may not be able to offset any increased costs and expenses. Furthermore, any failure to comply with these laws requirements, including even a seemingly minor infraction, can result in significant penalties which could harm our reputation and have a material adverse effect on our business. The COVID-19 pandemic has increased some of these risks, with certain states modifying occupational health and safety guidelines in a manner that increases scrutiny and complexity of operations with respect to appropriate training and use in the workplace of PPE and the possibility of corresponding regulatory audit activity with respect to the adequacy of our practices and procedures. The COVID-19 pandemic has also resulted in states modifying standards associated with payment amounts and required justifications to qualify for sick leave and unemployment benefits. These modifications may result in increased operational costs to us.

Since our operations are concentrated in Illinois, New York and New Mexico, we are particularly sensitive to changes in laws and regulations in these states. For example, in December 2014, the Chicago City Council passed an ordinance that, over a period of years, raised the minimum wage for Chicago workers, resulting in an increase equal to $13 per hour by July 1, 2019, with increases adjusted based on the Consumer Price Index in subsequent years. The wage increase in 2016 did not have a material impact on us because of our existing wage scale. The 2017 wage increase was offset by a reimbursement rate increase. In the budget process for the 2019 fiscal year, a similar provision was proposed but was not included in the final budget.

The State of Illinois finalized its fiscal year 2020 budget with the inclusion of an appropriation to raise in-home care rates to offset the costs of previous minimum wage increases in Chicago and other areas of the state that were imposed beginning on July 1, 2018. These rates were originally set to be effective July 1, 2019, with in-home care rates to be initially increased by 10.9% to $20.28 from $18.29 to partially offset the costs of the minimum wage hikes. Rates were then further increased on January 1, 2020 by an additional 7.7% to $21.84, providing full funding for both the Chicago minimum wage increases and a statewide raise for all current in-home caregivers. The State of Illinois finalized its fiscal year 2021 budget, with in-home care rates to be increased by 7.1% to $23.40 from $21.84, effective January 1, 2021, contingent upon federal CMS approval.

On November 15, 2019, the State of Illinois received, and announced, CMS approval for both rate increases, with the first increase to be effective on December 1, 2019, and the second increase to be effective January 1, 2020. In addition, the Illinois Department on Aging, in conjunction with Illinois’ Health Care and Family Services, announced that the new rates would become effective retroactive to July 1, 2019 for services covered by managed care organizations. On January 15, 2020, the Department on Aging announced confirmation that a one-time bonus payment will be paid to providers who have provided services to clients not enrolled in a managed care organization, for the time period of July 1, 2019 through November 30, 2019 using an updated hourly rate of $20.28. The bonus payment of $6.8 million was recognized as net service revenues during the year ended December 31, 2019, and was received in May of 2020.

On November 26, 2019, the Chicago City Council voted to approve additional increases in the Chicago minimum wage to $14 per hour beginning July 1, 2020 and to $15 per hour beginning July 1, 2021. The Company and its trade association will be looking for additional funding in the state of Illinois fiscal year 2021 budget to offset the cost of these additional minimum wage increases.

Our business will benefit from the rate increases noted above, but there is no assurance that additional offsetting rate increases will be adopted in Illinois for fiscal years beyond fiscal year 2020, and our financial performance will be adversely impacted for any periods in which an additional offsetting reimbursement rate increase is not in effect.

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

Each of our subsidiaries that employ an average of at least 50 full-time employees in a calendar year are required to offer a minimum level of health coverage for 95% of our full-time employees in 2019 or be subject to an annual penalty.

Our business may be adversely impacted by healthcare reform efforts, including repeal of or significant modifications to the ACA.

In recent years, the U.S. Congress and certain state legislatures have considered and passed a large number of laws intended to result in significant change to the healthcare industry. However, there is significant uncertainty regarding the future of the ACA, the most prominent of these reform efforts. The law has been subject to legislative and regulatory changes and court challenges, and the current presidential administration and certain members of Congress have stated their intent to repeal or make additional significant changes to the ACA, its implementation or its interpretation.

There is uncertainty regarding whether, when, and how the ACA will be further changed, what alternative provisions, if any, will be enacted, the timing and implementation of alternative provisions, and the impact of alternative provisions on providers as well as other healthcare industry participants. Members of Congress have proposed expanding government-funded coverage, including single payor proposals. We are unable to predict the nature and success of future financial or delivery system reforms that may be implemented by other, non-governmental industry participants.

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

We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts. While we believe we are adapting our business strategies to compete in a value-based reimbursement environment, we are unable at this time to predict how this trend will affect our results of operations. If we perform at a level below the outcomes demonstrated by our competitors, are unable to meet or exceed quality performance standards under any applicable value-based purchasing program, or otherwise fail to effectively provide or coordinate the efficient delivery of quality healthcare services, our reputation in the industry may be negatively impacted, we may receive reduced reimbursement amounts and we may owe repayments to payors, causing our revenues, results of operations, financial position and cash flows to decline.

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

Our business plan calls for significant growth in business over the next several years through the expansion of our services in existing markets and the establishment of a presence in new markets. This growth has placed and continues to place significant demands on our management team, systems, internal controls and financial and professional resources. In addition, we will need to further develop our financial controls and reporting systems to accommodate our growth. This could require us to incur expenses for hiring additional qualified personnel, retaining professionals to assist in developing the appropriate control systems and expanding our information technology infrastructure. Our inability to effectively manage growth could have a material adverse effect on our financial results.

Previously completed or future acquisitions, or growth initiatives, may be unsuccessful and could expose us to unforeseen liabilities.

Our growth strategy includes geographical expansion into new markets and the addition of new services in existing markets through the acquisition of local service providers. These acquisitions involve significant risks and uncertainties, including difficulties assimilating acquired personnel and other corporate cultures into our business, the potential loss of key employees or consumers of acquired providers, regulatory risks, the assumption of liabilities, exposure to unforeseen liabilities of acquired providers, and the diversion of the management team’s attention. In the past, we have made acquisitions that have not performed as expected or that we have been unable to successfully integrate with our existing operations. In addition, our due diligence review of acquired businesses may not successfully identify all potential issues. Further, following completion of an acquisition, we may not be able to maintain the growth rate, levels of revenue, earnings or operating efficiency that we and the acquired business have achieved or might achieve separately. While we continue to seek out and pursue acquisition opportunities, we are doing so with additional caution and diligence due to COVID-19 considerations. The failure to effectively integrate future acquisitions could have a material adverse impact on our operations.

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

At December 31, 2019 and 2018, we had cash balances of $111.7 million and $70.4 million, respectively. As of December 31, 2019 and 2018, we had $62.3 million and $20.0 million outstanding debt on our credit facility, respectively. After giving effect to the amount drawn on our credit facility, approximately $10.0 million and $10.8 million of outstanding letters of credit at December 31, 2019 and 2018 and borrowing limits based on an advanced multiple of adjusted EBITDA, we had $191.4 million and $137.4 million available for borrowing under our credit facility as of December 31, 2019 and 2018, respectively. Since our credit facility provides for borrowings based on a multiple of an EBITDA ratio, any declines in our EBITDA would result in a decrease in our available borrowings under our credit facility.

We cannot predict the timing, size and success of our acquisition efforts, our efforts to expand into new geographic regions or the associated capital commitments. If we do not have sufficient cash resources or availability under our credit facility, our growth could be limited unless we obtain additional equity or debt financing. In the future, we may elect to issue additional equity securities in conjunction with raising capital, completing an acquisition or expanding into a new geographic region. For example, on September 9, 2019, we completed a public offering of an aggregate 2,300,000 shares of common stock, par value $0.001 per share, including 300,000 shares of common stock sold pursuant to the exercise in full by the underwriters of their option to purchase additional shares at a public offering price of $79.50 per share (the “Public Offering”). We used approximately $130.0 million from the net proceeds of the Public Offering to fund the purchase price for our acquisition of Hospice Partners on October 1, 2019 and may use any remaining net proceeds of the offering for general corporate purposes, including future acquisitions or investments, and the repayment of indebtedness outstanding under our credit facility. Such issuances could be dilutive to existing shareholders. In addition, our ability under our credit facility to consummate acquisitions is restricted if we exceed certain Total Net Leverage Ratio (as defined in the Credit Agreement, and subject to adjustments as provided therein) thresholds, without the consent of the lenders; provided, however, in certain circumstances, in connection with a Material Acquisition (as defined in the Credit Agreement), we can elect to increase our Total Net Leverage Ratio compliance covenant for the then current fiscal quarter and the three succeeding fiscal quarters. Further, our credit facility requires, among other things, that we are in pro forma compliance with the financial covenants set forth therein and that no event of default exists before and after giving effect to any proposed acquisition. Our ability to expand in a manner consistent with historic practices may be limited if we are unable to obtain such consent from our lenders.

As a result of the indemnification provisions of the Home Health Purchase Agreement pursuant to which we sold the Home Health Business, we may incur expenses and liabilities related to periods up to the date of sale or pursuant to our other indemnification obligations thereunder.

As a result of the indemnification provisions of the Home Health Purchase Agreement pursuant to which we sold the Home Health Business, we agreed to indemnify the purchasers of the Home Health Business (the “Purchasers”) for, among other things, (i) penalties, fines, judgments and settlement amounts arising from a violation of certain specified statutes, including the False Claims Act, the Civil Monetary Penalties Law, the federal Anti-Kickback Statute, the Stark Law or any state law equivalent in connection with the operation of the Home Health Business prior to the Closing, and (ii) any liability related to the failure of any reimbursement claim submitted to certain government programs for services rendered by the Home Health Business prior to the Closing to meet the requirements of such government programs, or any violation prior to the Closing of any healthcare laws. Such liabilities include amounts to be recouped by, or repaid to, such government programs as a result of improperly submitted claims for reimbursement or those discovered as a result of audits by investigative agencies. All services that we have provided that have been or may be reimbursed by Medicare are subject to retroactive adjustments and/or total denial of payments received from Medicare under various review and audit provisions included in the program regulations. The review period is generally described as six years from the date the services are provided but could be expanded to ten years under certain circumstances if fraud is found to have existed at the time of original billing. In the event that there are adjustments relating to the period prior to the Closing, we may be required to reimburse the Purchasers for the amount of such adjustments, which could adversely affect our business and financial condition.

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

We are subject to a risk of work stoppages and other labor relations matters because our hourly workforce is highly unionized. As of December 31, 2019, approximately 52.3% of our workforce was represented by the SEIU. We have numerous agreements with local SEIU affiliates which are renegotiated from time to time. These negotiations are often initiated when we receive increases in our hourly rates from various state agencies. Upon expiration of these collective bargaining agreements, we may not be able to negotiate labor agreements on satisfactory terms with these labor unions. A strike, work stoppage or other slowdown could result in a disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business. Labor costs are the most significant component of our total expenditures and, therefore, an increase in the cost of labor could significantly harm our business.

Our operations subject us to risk of litigation.

Operating in the personal care services industry exposes us to an inherent risk of wrongful death, personal injury, professional malpractice and other potential claims or litigation brought by our consumers and employees. From time to time, we are subject to claims alleging that we did not properly treat or care for a consumer that we failed to follow internal or external procedures that resulted in death or harm to a consumer or that our employees mistreated our consumers, resulting in death or harm. We are also subject to claims arising out of accidents involving vehicle collisions brought by consumers whom we are transporting, from employees driving to or from home visits or other affected individuals. We may also be subject to lawsuits from patients, employees and others exposed to COVID-19 at our facilities or in connection with the services provided by our workforce in client residences and third party facilities. Our professional and general liability insurance may not cover all claims against us.

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

Inclement weather, natural disasters, acts of terrorism, pandemics, riots, civil insurrection or social unrest, looting, protests, strikes or street demonstrations may impact our ability to provide services.

Inclement weather, natural disasters, acts of terrorism, pandemics, riots, civil insurrection or social unrest, looting, protests, strikes or street demonstrations may prevent our employees from providing authorized services. We are not paid for authorized services that are not delivered due to these events. Furthermore, prolonged disruptions as a result of such events in the markets in which we operate could disrupt our relationships with consumers, employees and referral sources located in affected areas and, in the case of our corporate office, our ability to provide administrative support services, including billing and collection services. For example, one of our support centers and a number of our agencies are located in the Midwestern United States, New York and California, increasing our exposure to blizzards and other major snowstorms, ice storms, tornadoes, flooding, wildfires and earthquakes. The impact of disasters and similar events is inherently uncertain. Future inclement weather, natural disasters, acts of terrorism, pandemics, riots, civil insurrection or social unrest, looting, protests, strikes or street demonstrations may adversely affect our reputation, business and consolidated financial condition, results of operations and cash flows.

Our business depends on our information systems. Our operations may be disrupted if we are unable to effectively integrate, manage and maintain the security of our information systems.

Our business depends on effective and secure information systems that assist us in, among other things, gathering information to improve the quality of consumer care, optimizing financial performance, adjusting consumer mix, monitoring regulatory compliance and enhancing staff efficiency. We rely on external service providers to provide continual maintenance, upgrading, and enhancement of our primary information systems used for our operational needs. The software we license for our various patient information systems supports intake, personnel scheduling, office clinical and centralized billing and receivables management in an integrated database, enabling us to standardize the care delivered across our network of offices and monitor our performance and consumer outcomes. We utilize the Horizon Homecare software solution to support our personal care business for our legacy Addus locations, Ambercare and Alliance. For our home health and hospice locations, we utilize Homecare Homebase to support these lines of business. All locations acquired through our purchase of Arcadia utilize Continulink for their personal care and staffing business. Further, the business operations acquired through our VIP and Foremost transactions rely on software licensed from Arrow. To the extent providers fail to support the software or systems, or if we lose our licenses, our operations could be negatively affected. Our business also depends on a comprehensive payroll and human resources system for basic payroll functions and reporting, payroll tax reporting, managing wage assignments and garnishments. We rely on an external service provider, ADP, to provide continual maintenance, upgrading and enhancement of our primary human resource and payroll systems. To the extent that ADP fails to support the software or systems, or any of the related support services provided by them, our internal operations could be negatively affected.

Our business also supports the use of EVV to collect visit submission information through our delivery of home care services. Our solution uses a combination of IVR and GPS enabled smartphones to capture time in and time out, mileage and travel time, as well as the completed care plan tasks. We license this software through CellTrak along with partnering with states who utilize other software. We rely on these providers to provide continual maintenance, enhancements, as well as security of any protected data. To the extent that our EVV vendors fail to support these processes, our internal operations could be negatively affected.

Under the 21st Century Cures Act, as amended, states had until January 1, 2020 to establish standards for EVV for Medicaid-funded personal care services. States that failed to meet this deadline could potentially lose, without an application for a good cause extension, an escalating amount of their funding. To the extent that the states fail to properly implement EVV, our internal operations could be negatively affected.

The COVID-19 pandemic also has led to a substantial increase in administrative employees working remotely and, consequently, accessing our system remotely. As a result, we are more dependent on our systems that facilitate remote access and potentially could experience increased risks.

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

We rely extensively on computer systems to manage clinical and financial data, to communicate with our consumers, payors, vendors and other third parties, and to summarize and analyze our operating results. We are required to comply with the federal and state privacy and security laws and requirements, including HIPAA. In spite of our policies, procedures and other security measures used to protect our computer systems and data, occasionally, we have experienced breaches that have required us to notify affected consumers and the government, and we have worked with consumers and the government to resolve such issues. While these past breaches have not had a significant adverse impact on our business or results of operations, there can be no assurance that we will not be subject to additional and/or more severe cyber-attacks or security breaches in the future. Such attacks or breaches could result in loss of protected patient medical data or other information subject to privacy laws or disrupt our information technology systems or business. In addition, various states, including California, Nevada and Massachusetts, have enacted and other states are expected to enact new laws and regulations concerning privacy, data protection and information security. To the extent we are subject to such legislation, the potential effects of new legislation are often far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. The recently enacted laws often provide for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. If our privacy and security practices are not in compliance with HIPAA and other applicable privacy and security laws and/or if we fail to satisfy applicable breach notification requirements in the event of a security breach, we could be subject to significant fines, penalties, lawsuits and reputational harm. In addition, we may be at increased risk because we outsource certain services or functions to, or have systems that interface with, third parties. Some of these third parties may store or have access to our data and may not have effective controls, processes, or practices to protect our information from attack, damage, or unauthorized access. A breach or attack affecting any of these third parties could harm our business.

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

We may be more vulnerable to the effects of a public health emergency than other businesses due to the nature of our consumers and the physical proximity required by our operations.

The majority of our consumers are older individuals with complex medical challenges, many of whom may be more vulnerable than the general public during a pandemic or in a public health emergency. Our employees are also at greater risk of contracting contagious diseases due to their increased exposure to vulnerable consumers. Our employees could also have difficulty attending to our consumers if a program of social distancing or quarantine is instituted in response to a public health emergency. In addition, the Company may expand existing internal policies in a manner that may have a similar effect. If a flu pandemic were to occur, we could suffer significant losses to our consumer population or a reduction in the availability of our employees and, at a high cost, be required to hire replacements for affected workers. Since December 2019, the COVID-19 pandemic, a disease caused by the novel coronavirus, has resulted in travel disruption and affected business operations across the world. According to the Centers for Disease Control and Prevention, older adults and people with certain underlying medical conditions are at a higher risk for serious illness from COVID-19. Although the impact of COVID-19 on our business has been minimal, the extent to which the COVID-19 pandemic may impact our results is uncertain. Accordingly, certain public health emergencies could have a material adverse effect on our financial condition and results of operations.

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

Goodwill and intangible assets with finite lives represent a significant portion of our assets. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. For example, if our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill has been impaired. If as part of our annual review of goodwill and intangibles, we were required to write down all or a significant part of our goodwill and/or intangible assets, our net earnings and net worth could be materially adversely affected, which could affect our flexibility to obtain additional financing. In addition, if our assumptions used in preparing our valuations for purposes of impairment testing differ materially from actual future results, we may record impairment charges in the future and our financial results may be materially adversely affected. We had $275.4 million and $135.4 million of goodwill and $57.1 million and $23.8 million of intangible assets recorded on our Consolidated Balance Sheets at December 31, 2019 and 2018, respectively.

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

Accordingly, we are required to have an audit of our internal controls over financial reporting. As described under Part II. Item 9A. “Controls and Procedures” our management determined that a material weakness in internal controls existed as of December 31, 2018, and that two material weaknesses existed as of December 31, 2019. The assessment was based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

A substantial portion of our indebtedness under the credit facility bears interest at variable interest rates that use the London Inter-Bank Offered Rate (“LIBOR”) as a benchmark rate. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR quotations after 2021 (the “FCA Announcement”). The FCA Announcement indicates that the continuation of LIBOR on the current basis cannot and will not be assured after 2021, and LIBOR may cease to exist or otherwise be unsuitable for use as a benchmark. Recent proposals for LIBOR reforms may result in the establishment of new methods of calculating LIBOR or the establishment of one or more alternative benchmark rates. Although our credit facility provides for alternative base rates, some of those alternative base rates are related to LIBOR, and the consequences of any potential cessation, modification or other reform of LIBOR cannot be predicted at this time. When LIBOR ceases to exist, we most likely will need to amend the credit facility, and we cannot predict what alternative interest rate(s) will be negotiated with our counterparties. As a result, our interest expense may increase, our ability to refinance some or all of our existing indebtedness may be impacted and our available cash flow may be adversely affected.

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

We have not paid dividends on our shares of common stock and intend to retain all future earnings to finance the continued growth and development of our business and for general corporate purposes. In addition, we do not anticipate paying cash dividends on our common stock in the foreseeable future. Any future payment of cash dividends will depend upon our financial condition, capital requirements, credit facility limitations, earnings and other factors deemed relevant by our board of directors (the “Board”). Our credit facility restricts our ability to declare or pay any dividend or other distribution to Holdings unless no default or event of default has occurred and is continuing or would arise as a result thereof and the aggregate amount of dividends and distributions paid in any fiscal year does not exceed $7.5 million per annum.

If securities or industry analysts fail to publish research or reports about our business or publish negative research or reports, or our results are below analysts’ estimates, our stock price and trading volume could decline.

The trading market for our common stock may depend in part on the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. If analysts fail to publish reports on us regularly or at all, we could fail to gain visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. If one or more analysts do cover us and downgrade their evaluations of our stock or our results are below analysts’ estimates, our stock price would likely decline. In addition, a single comment or report from one of the analysts whether positive or negative, could result in a significant increase or decrease in our stock price. Further, our inclusion on or exclusion from various published stock market indices may cause our stock price to rise or decline.

Provisions in our organizational documents and Delaware or certain other state laws could delay or prevent a change in control of our company, which could adversely affect the price of our common stock.

Provisions in our amended and restated certificate of incorporation and bylaws and anti-takeover provisions of the Delaware General Corporation Law, could discourage, delay or prevent an unsolicited change in control of our company, which could adversely affect the price of our common stock. These provisions may also have the effect of making it more difficult for third parties to replace our current management without the consent of the Board. Provisions in our amended and restated certificate of incorporation and bylaws that could delay or prevent an unsolicited change in control include:

•	a staggered board of directors;
•	limitations on persons authorized to call a special meeting of stockholders; and
•	the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval.

As a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law. This section generally prohibits us from engaging in mergers and other business combinations with stockholders that beneficially own 15% or more of our voting stock, or with their affiliates, unless our directors or stockholders approve the business combination in the prescribed manner. In addition, our amended and restated bylaws require that any stockholder proposals or nominations for election to our Board must meet specific advance notice requirements and procedures, which make it more difficult for our stockholders to make proposals or director nominations. Certain states in which we operate, such as New York, may require regulatory approval of persons meeting such states’ definition of “controlling persons” or similar concepts, which could delay or deter a change of control or other business combination with us.

We are able to issue shares of preferred stock with greater rights than our common stock.

Our Board is authorized to issue one or more series of preferred stock from time to time without any action on the part of our stockholders. Our Board also has the power, without stockholder approval, to set the terms of any such series of preferred stock that may be issued, including voting rights, dividend rights and preferences over our common stock with respect to dividends and other terms. If we issue preferred stock in the future that has a preference over our common stock with respect to the payment of dividends or other terms, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of holders of our common stock or the market price of our common stock could be adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We do not own any real property. We lease administrative offices for our local branches, none of which are individually material. We lease approximately 59,000 and 31,000 square feet of office space in Downers Grove, Illinois and Frisco, Texas which serve as our support centers. We sublease approximately 21,000 square feet of the unused office space in Downers Grove.

On February 17, 2020, we signed an eleven-year lease agreement to expand our Frisco, Texas support center to approximately 75,000 square feet.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are subject to legal and/or administrative proceedings incidental to our business. It is the opinion of management that the outcome of pending legal and/or administrative proceedings will not have a material effect on our financial position and results of operations.

Further information with respect to this item may be found in Note 13 to the Consolidated Financial Statements in Part II, Item 8—“Financial Statements and Supplementary Data,” which is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on The Nasdaq Global Market under the symbol “ADUS.”

Holders

As of December 31, 2019, 8.0% of our shares of common stock were held by our officers and directors and approximately 92.0% of our common stock was held by 271 institutional investors. As of July 24, 2020, Addus HomeCare Corporation had approximately 13,526 shareholders of its common stock, including 64 shareholders of record.

Dividends

We have never paid dividends on our common stock, including in the two most recent fiscal years, and we do not intend to pay any dividends on our common stock in the foreseeable future. We currently plan to retain any earnings to support the operation, and to finance the growth, of our business rather than to pay cash dividends. Payments of any cash dividends in the future will depend on our financial condition, capital requirements, credit facility limitations, earnings, as well as other factors deemed relevant by our Board. Our credit facility restricts our ability to declare or pay any dividend or other distribution to Holdings unless no default or event of default has occurred and is continuing or would arise as a result thereof and the aggregate amount of dividends and distributions paid in any fiscal year does not exceed $7.5 million per annum.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial information derived from our Consolidated Financial Statements for the periods and at the dates indicated. The information is qualified in its entirety by and should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K.

As described in Note 2 to the Notes to Consolidated Financial Statements, the Company identified immaterial errors in previously issued financial statements related to the Company’s determination of implicit price concessions necessary to reduce net service revenues to the amount expected to be collected. Additionally, the correction reflects the impact on the Company’s income tax provision and related accounts as a result of correcting for the error as discussed above. Additionally, the Company identified and corrected other immaterial unrelated income tax items impacting deferred tax assets and the reserve for uncertain tax positions. The following data contain certain corrections of immaterial errors identified in previously reported amounts as further described in footnote (3) below.

	For the Years Ended December 31,
	2019	2018		2017		2016		2015
	(Amounts In Thousands, Except Per Share Data)
Consolidated Statements of Income Data:
Net service revenues (1)	$648,791	$516,647	(3)	$425,994		$400,929		$336,997
Cost of service revenues	469,553	379,843		310,119		294,593		245,492
Gross profit	179,238	136,804	(3)	115,875		106,336		91,505
General and administrative expenses	133,569	105,025		76,902		76,840		66,273
Loss (gain) on sale of assets	—	38		(2,467)		—		—
Depreciation and amortization	10,574	8,642		6,663		6,647		4,717
Provision for doubtful accounts	343	272		9,524	(3)	9,199	(3)	5,416	(3)
Total operating expenses	144,486	113,977	(3)	90,622	(3)	92,686	(3)	76,406	(3)
Operating income from continuing operations	34,752	22,827	(3)	25,253	(3)	13,650	(3)	15,099	(3)
Interest income (2)	(1,523)	(2,592)		(66)		(2,812)		(47)
Interest expense	3,105	5,016		4,472		2,332		786
Total interest expense (income), net	1,582	2,424		4,406		(480)		739
Other income	—	—		217		206		—
Income from continuing operations before income taxes	33,170	20,403	(3)	21,064	(3)	14,336	(3)	14,360	(3)
Income tax expense	7,359	4,096	(3)	9,258	(3)	3,363	(3)	3,568	(3)
Net income from continuing operations	25,811	16,307	(3)	11,806	(3)	10,973	(3)	10,792	(3)
(Loss) earnings from discontinued operations	(574)	126		147		97		270
Net income	$25,237	$16,433	(3)	$11,953	(3)	$11,070	(3)	$11,062	(3)
Basic income per common share:
Continuing operations	$1.87	$1.35	(3)	$1.03	(3)	$0.97	(3)	$0.98	(3)
Discontinued operations	(0.04)	0.01		0.01		0.01		0.03
Basic income per common share:	$1.83	$1.36	(3)	$1.04	(3)	$0.98	(3)	$1.01	(3)
Diluted income per common share:
Continuing operations	$1.81	$1.32	(3)	$1.02	(3)	$0.97	(3)	$0.96	(3)
Discontinued operations	(0.04)	0.01		0.01		0.01		0.02
Diluted income per common share:	$1.77	$1.33	(3)	$1.03	(3)	$0.98	(3)	$0.98	(3)
Weighted average number of common shares and potential common shares outstanding:
Basic	13,816	12,049		11,470		11,292		10,986
Diluted	14,248	12,383		11,623		11,349		11,189

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
	(Actual Numbers, Except Adjusted EBITDA in Thousands)
Key Metrics:
General:
Adjusted EBITDA * (4)	$58,697	$42,476	$35,782	$30,509	$22,702
States served at period end	26	24	24	24	22
Locations at period end	198	171	116	114	119
Employees at period end	33,238	33,153	26,097	23,070	21,395
Operational Data:
Personal Care
Locations at period end	152	148	116	114	119
Average billable census * (5)	39,188	37,597	35,343	33,944	32,756
Billable hours * (6)	29,732	26,934	23,833	23,088	19,556
Average billable hours per census per month * (6)	63	59	56	57	50
Billable hours per business day * (6)	113,915	103,195	91,664	88,460	75,214
Revenues per billable hour * (6)	$19.50	18.23	$17.86	$17.35	$17.22
Same store growth revenue % * (7)	8.2	2.8
Hospice
Locations at period end	35	13	—	—	—
Admissions * (8)	3,095	1,061	—	—	—
Average daily census * (9)	1,783	528	—	—	—
Average length of stay * (10)	107	136	—	—	—
Patient days * (11)	349,866	128,819	—	—	—
Revenues per patient day * (12)	$153.20	$146.33	—	—	—
Home Health
Locations at period end	11	10	—	—	—
New admissions * (13)	3,347	1,757	—	—	—
Recertifications * (14)	2,658	1,443	—	—	—
Total volume * (15)	6,005	3,200	—	—	—
Visits * (16)	108,863	53,711	—	—	—
Percentage of Revenues by Payor:
Personal Care
State, local and other governmental programs	52.2%	58.2%	64.0%	71.0%	78.0%
Managed care organizations	41.3	35.3	33.0	26.0	18.0
Private pay	3.7	4.1	2.0	2.0	3.0
Commercial insurance	1.6	1.3	1.0	1.0	1.0
Other	1.2	1.1	—	—	—
Hospice
Medicare	92.6%	93.6%	—%	—%	—%
Managed care organizations	5.2	5.6	—	—	—
Other	2.2	0.8	—	—	—
Home Health
Medicare	77.6%	88.0%	—%	—%	—%
Managed care organizations	20.3	11.0	—	—	—
Other	2.1	1.0	—	—	—

	As of December 31,
	2019		2018		2017		2016		2015
	(Amounts In Thousands)
Consolidated Balance Sheet Data:
Cash	$111,714		$70,406		$53,754		$8,013		$4,104
Accounts receivable, net of allowances	149,680		98,316	(3)	85,321	(3)	113,022	(3)	81,813	(3)
Goodwill and intangibles	332,447	(1)	159,226	(1)	106,935	(1)	87,951		77,980
Total assets	636,748	(1)	348,094	(3)(1)	265,719	(3)(1)	228,740	(3)	183,658	(3)
Total debt, net of debt issuance costs	59,892		17,284		39,860		25,013		2,991
Stockholders’ equity	475,592		268,491	(3)	170,337	(3)	154,674	(3)	138,426	(3)

(1)

Acquisitions completed in 2019 accounted for $55.8 million net service revenues for the year ended December 31, 2019. Acquisitions completed in 2018 accounted for $113.2 million, and $75.2 million net service revenues for the years ended December 31, 2019 and 2018, respectively. Acquisitions completed in 2017 accounted for $21.2 million, $20.2 million, and $8.6 million net service revenues for the years ended December 31, 2019, 2018 and 2017, respectively. Acquisitions completed in 2016 accounted for $76.2 million, $65.3 million, $58.6 million, and $52.7 million net service revenues for the years ended December 31, 2019, 2018, 2017 and 2016, respectively. Acquisitions completed in 2015 accounted for $6.5 million, $6.6 million, $9.3 million, $11.6 million and $9.7 million net service revenues for the years ended December 31, 2019, 2018, 2017, 2016 and 2015, respectively. For the years ended December 31, 2019, 2018, 2017, 2016 and 2015, acquisitions completed during those years represented $272.8 million, $167.3 million, $76.5 million, $64.3 million and $9.7 million, respectively, of net service revenues. See Note 5 to the Notes to Consolidated Financial Statements for additional information regarding the increases in total assets and goodwill and intangibles related to acquisitions during the years ended December 31, 2019, 2018 and 2017.

(2)

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received. For the years ended December 31, 2019, 2018 and 2016, we received $0.7 million, $2.3 million and $2.8 million in prompt payment interest. For the years ended December 31, 2017 and 2015, we did not receive material prompt payment interest.

(3)	Reflects a revised amount for the impact of correcting certain immaterial errors as described in Note 2 to the Notes to Consolidated Financial Statements

Refer to Note 2 to the Notes to Consolidated Financial Statement, for the corrections of immaterial errors reflected in the Consolidated Statements of Income for the years ended December 31, 2018 and 2017; and the Consolidated Balance Sheet as of December 31, 2018.

Additionally, the Company’s 2016 and 2015 Consolidated Statements of Income were adjusted for these immaterial errors as follows:

•

Net service revenues, gross profit, operating income from continuing operations and income from continuing operations before taxes were decreased by $1.8 million and $1.1 million, for the years ended December 31, 2016 and 2015, respectively.

•	Income tax expense decreased by $0.7 million and $0.4 million, for the years ended December 31, 2016 and 2015, respectively.

•	Net income from continuing operations and net income were decreased by $1.1 million and $0.7 million, for the years ended December 31, 2016 and 2015, respectively.

The Company’s 2017, 2016 and 2015 Consolidated Balance Sheets were adjusted for these immaterial errors as follows:

•	Accounts receivable, net of allowances decreased by $8.2 million, $7.1 million and $5.3 million, as of December 31, 2017, 2016 and 2015, respectively.

•	Deferred tax assets increased by $2.4 million, $3.1 million and $2.1 million, as of December 31, 2017, 2016 and 2015, respectively.
•	Stockholders’ equity decreased by $6.0 million, $4.2 million and $3.2 million, as of December 31, 2017, 2016 and 2015, respectively.
(4)

We define Adjusted EBITDA as net income before discontinued operations, net interest expense, interest income from Illinois, secondary offering costs, other non-operating income, income tax expense, depreciation and amortization, merger and acquisition expense, stock-based compensation expense, restructure and severance costs, IRS accrual, write down of deferred tax assets and impact of the Tax Cuts and Jobs Act of 2017 (the “tax reform act”), write-off of debt issuance costs and (loss) gain on sale of assets. Adjusted EBITDA is a performance measure used by management that is not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”). It should not be considered in isolation or as a substitute for net income, operating income or any other measure of financial performance calculated in accordance with GAAP. Additionally, our calculation of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

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

•	We believe that Adjusted EBITDA is a measure widely used by securities analysts, investors and others to evaluate the financial performance of other public companies.

•

We recorded stock-based compensation expense of $5.8 million, $4.1 million, $2.5 million, $1.1 million and $1.6 million for the years ended December 31, 2019, 2018, 2017, 2016, and 2015, respectively. By comparing our Adjusted EBITDA in different periods, our investors can evaluate our operating results without stock-based compensation expense, which is a non-cash expense which we believe is not a key measure of our operations.

In addition, management has chosen to use Adjusted EBITDA as a performance measure because we believe that the amount of non-cash expenses, such as depreciation, amortization and stock-based compensation expense, may not directly correlate to the underlying performance of our business operations, and because such expenses can vary significantly from period to period as a result of new acquisitions, full amortization of previously acquired tangible and intangible assets or the timing of new stock-based awards, as the case may be. This facilitates internal comparisons to historical operating results, as well as external comparisons to the operating results of our competitors and other companies in the personal care services industry. Because management believes Adjusted EBITDA is useful as a performance measure, management uses Adjusted EBITDA:

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

•	for the valuation of prospective acquisitions, and to evaluate the effectiveness of integration of past acquisitions into our company; and
•	in communications with our Board concerning our financial performance.

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

•	Adjusted EBITDA does not reflect any mergers and acquisitions expenses;
•	Adjusted EBITDA does not reflect any stock-based compensation;
•	Adjusted EBITDA does not reflect any restructure and severance costs;
•	Adjusted EBITDA does not reflect any gains or losses on the sale of assets;

•	Adjusted EBITDA does not reflect any write down of deferred tax assets/impact of the tax reform act;
•	Adjusted EBITDA does not reflect any write off of debt issuance costs; and
•	other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Management compensates for these limitations by using GAAP financial measures in addition to Adjusted EBITDA in managing the day-to-day and long-term operations of our business. We believe that consideration of Adjusted EBITDA, together with a careful review of our GAAP financial measures, is the most informed method of analyzing our company.

The following table sets forth a reconciliation of net income, the most directly comparable GAAP measure, to Adjusted EBITDA:

	Years Ended December 31,
	2019	2018		2017		2016		2015
	(Amounts In Thousands)
Reconciliation of net income to Adjusted EBITDA (a):
Net income	$25,237	$16,433	(d)	$11,953	(d)	$11,070	(d)	$11,062	(d)
Less: loss (earnings) from discontinued operations, net of tax	574	(126)		(147)		(97)		(270)
Net income from continuing operations	25,811	16,307	(d)	11,806	(d)	10,973	(d)	10,792	(d)
Interest expense, net, excluding write-off of debt issuance costs	2,233	4,451		3,083		2,332		786
Interest income from Illinois	(651)	(2,253)		—		(2,812)		(47)
Secondary offering costs	127	189		—		—		—
Other non-operating income	—	—		(217)		(206)		—
Income tax expense from continuing operations, excluding write down of deferred tax assets/impact of tax reform act	7,359	4,096	(d)	7,258	(d)	3,363	(d)	3,568	(d)
Depreciation and amortization	10,574	8,642		6,663		6,647		4,717
M&A expenses	4,775	4,989		2,116		1,122		1,013
Stock-based compensation expense	5,766	4,109		2,552		1,072		1,573
Restructure and severance costs	2,703	1,682		1,665		8,018		—
IRS accrual	—	—		—		—		300
Write down of deferred tax assets/impact of tax reform act (b)	—	—		2,000		—		—
Write-off of debt issuance costs (c)	—	226		1,323		—		—
Loss (gain) on sale of assets	—	38		(2,467)		—		—
Adjusted EBITDA	$58,697	$42,476	(d)	$35,782	(d)	$30,509	(d)	$22,702	(d)

(a)

The selected historical Consolidated Statements of Income data for the fiscal years ended December 31, 2019, 2018, 2017, 2016 and 2015, were derived from our audited Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2018.

(b)	Included in income tax expense on the Consolidated Statements of Income.
(c)	Included in interest expense on the Consolidated Statements of Income.
(d)	Reflects a revised amount for the impact of correcting certain immaterial errors as described in footnote (3) above.
(5)	Average billable census is the number of unique clients receiving a billable service during the year and is the total census divided by months in operation during the period.
(6)

Billable hours is the total number of hours served to clients during the period. Average billable hours per census per month is billable hours divided by average billable census. Billable hours per day is total billable hours divided by the number of business days in the period. Revenues per billable hour is revenue attributed to billable hours divided by billable hours.

(7)

Same store growth reflects the change in year-over-year revenue for the same store base. We define the same store base to include those stores open for at least 52 full weeks. This measure highlights the performance of existing stores, while excluding the impact of acquisitions, new store openings and closures.

(8)	Represents referral process and new patients on service during the period.
(9)	Average daily census is total patient days divided by the number of days in the period.

(10)	Average length of stay is the average number of days a patient is on service, calculated upon discharge, and is total patient days divided by total discharges in the period.
(11)	Patient days is days of service for all patients in the period.
(12)	Revenue per patient day is hospice revenue divided by the number of patient days in the period.
(13)	Represents new patients during the period.
(14)

A home health certification period is an episode of care that begins with a start of care visit and continues for 60 days. If at the end of the initial episode of care, the patient continues to require home health services, a recertification is required. This represents the number of recertifications during the period.

(15)	Total volume is total admissions and total recertifications in the period.
(16)	Represents number of services to patients in the period.
*

Management deems these metrics to be key performance indicators. Management uses these metrics to monitor our performance, both in our existing operations and acquisitions. Many of these metrics serve as the basis of reported revenues and assessment of these, provide direct correlation to the results of operations from period to period and facilitate comparison with the results of our peers. Historical trends established in these metrics can be used to evaluate current operating results, identify trends affecting our business, determine the allocation of resources and assess the quality and potential variability of our cash flows and earnings. We believe they are useful to investors in evaluating and understanding our business but should not be used solely in assessing the Company’s performance. These key performance indicators should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented herein to fully evaluate and understand the business as a whole. These measures may not be comparable to similarly-titled performance indicators used by other companies.

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

Overview

The consolidated financial statements for the years ended December 31, 2018, December 31, 2017 and each of the interim periods of 2018 and the first three quarters of 2019 have been revised to correct prior period errors as discussed in Note 2, “Revision of Previously Issued Financial Statements” and Note 17, “Unaudited Summarized Quarterly Financial Information” to our consolidated financial statements included in this Annual Report on Form 10-K. Accordingly, this MD&A reflects the impact of those revisions.

We are a home care services provider operating in three segments: personal care, hospice and home health. Our services are principally provided in-home under agreements with federal, state and local government agencies, managed care organizations, commercial insurers and private individuals. Our consumers are predominantly “dual eligible,” meaning they are eligible to receive both Medicare and Medicaid benefits. Managed care revenues accounted for 37.8%, 33.9% and 33.1% of our revenue during the years ended December 31, 2019, 2018 and 2017, respectively.

A summary of our financial results for 2019, 2018 and 2017 is provided in the table below.

	For the Years Ended December 31,
	2019	2018 (1)	2017 (1)
	(Amounts in Thousands)
Net service revenues – continuing operations	$648,791	$516,647	$425,994
Net income from continuing operations	25,811	16,307	11,806
(Loss) earnings from discontinued operations	(574)	126	147
Net income	$25,237	$16,433	$11,953
Total assets	$636,748	$348,094	$265,837

(1)

Net service revenues and net income from continuing operations, net income and total assets have been updated to reflect the immaterial error described in Note 2 to the Notes to Consolidated Financial Statements.

As of December 31, 2019, we provided our services in 26 states through approximately 198 offices. Our payor clients include federal, state and local governmental agencies, managed care organizations, commercial insurers and private individuals. For the years ended December 31, 2019, 2018 and 2017, we served approximately 61,000, 57,000 and 51,000 discrete individuals, respectively. Our personal care segment also includes staffing services, with clients including assisted living facilities, nursing homes and hospice facilities.

COVID-19 Pandemic

On January 31, 2020, the HHS Secretary declared a national public health emergency due to a novel coronavirus. In March 2020, the World Health Organization declared the outbreak of COVID-19, the disease caused by this novel coronavirus, a pandemic. This disease continues to spread throughout the United States and other parts of the world. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic as the situation is rapidly evolving. The spread of COVID-19 has caused many states and cities to declare states of emergency or disaster proclamations, including the state of Texas and the city of Frisco, where we are headquartered. State and local governments, together with public health officials, have recommended and mandated precautions to mitigate the spread of the virus, including the closure of public facilities and parks, schools, restaurants, many businesses and other locations of public assembly. As a result, COVID-19 is significantly affecting overall economic conditions in the United States. Although many of the restrictions have eased across the country, some areas are re-imposing closures and other restrictions as a result of increasing rates of COVID-19 infection. There are no reliable estimates of how long the pandemic will last, how many people are likely to be affected by it or the duration or types of restrictions that will be imposed. For that reason, we are unable to predict the long-term impact of the pandemic on our business at this time.

For the three and six months ended June 30, 2020, COVID-19 related costs were approximately $2.0 million and $2.3 million, respectively, which were mostly offset by temporary rate increases from certain payors in our personal care segment of $1.7 million during the three and six months ended June 30, 2020. As of June 30, 2020, $1.6 million of payments received from payors for COVID-19 reimbursements have been recorded as deferred revenue and will be recognized as we incur related expenses on behalf of the payor. Two of our primary markets, New York and Illinois, have been significantly affected by the pandemic, with high numbers of cases reported. However, relevant authorities have universally designated our services as “essential services,” exempting our services and service providers from many of the restrictions described above. In addition, the impact of the restrictions on the Company’s operations for our consumer population has been minimal. For example, in our personal care services segment, we provide non-medical assistance with activities of daily living, primarily to persons who are at increased risk of hospitalization or institutionalization, such as the elderly, chronically ill or disabled. Most of these consumers are largely confined to their homes, and a significant number of our caregivers provide services to only one consumer, often a family member. Because our top priority is to protect our consumers and their families, and our caregivers and their families, we have implemented several new procedures to further reduce the risk of COVID-19 transmission, including a new screening process for both the caregiver and the consumer and the expansion of the use of PPE from our hospice and home health segments to also include our personal care segment. We are not able to reasonably predict the total amount of costs we will incur related to the COVID-19 pandemic, and such costs could be substantial. According to the Centers for Disease Control and Prevention, older adults and people with certain underlying medical conditions are at a higher risk for serious illness from COVID-19.

Prior to the widespread impacts of COVID-19, the primary limitation on our growth had been the difficulty to attract and retain sufficient caregivers in an environment of very low unemployment rates. With the widespread adverse impacts of the COVID-19 pandemic on the hospitality and other labor-intensive industries, however, we have had, and believe we will continue to have, opportunities to recruit new caregivers. Further, CMS and many states (including New York and Illinois) have granted temporary blanket waivers of certain onboarding requirements for new caregivers, significantly shortening the onboarding process.

The COVID-19 pandemic has had a limited impact on our reimbursements. Although we experienced some consumers suspending their personal care services due to health concerns, many of these consumers resumed our services within weeks. This reduction was partially offset by an increase in demand for our services by patients recovering from COVID-19 who have been released from the hospital but are still suffering lingering effects of the virus.

The economic slowdown caused by the COVID-19 pandemic poses significant risks to states’ budgets for the 2021 fiscal year, which began July 1 in most states. Depending on the severity and length of a downturn, sales tax collections and income tax withholdings could continue to be depressed in fiscal 2021 and, potentially, future fiscal years. States could face significant fiscal challenges and may have no choice but to revise their revenue forecasts and adjust their budgets for fiscal 2021 and, potentially, future fiscal years, accordingly. Indeed, Illinois, New York and New Mexico, our top three markets, have revised revenue estimates down for the 2021 fiscal year. In New York, which started its fiscal year April 1, the state comptroller recently estimated that the state would collect at least $10 billion less than originally forecasted, the first year-to-year cut since 2011. The current New York fiscal plan authorizes the state of New York to issue up to $8 billion in short-term bonds to provide funds in case of reduced revenues during the fiscal year, tentatively scheduled for October 2020, December 2020 and March 2021. It also allows two state authorities to provide the state with a $3 billion line of credit in the new fiscal year. Congress could provide additional relief with additional stimulus and relief legislation, including extension of unemployment benefits and relief for states. We cannot determine the impact that COVID-19 may have on states budgets for 2021 or beyond, however, such impacts could have a material adverse effect on our financial condition, results of operations and cash flows.

At December 31, 2019, we had $111.7 million of cash on hand and $191.4 million of available, unused committed capacity under our credit facility. Our credit facility requires us to maintain a total net leverage ratio not exceeding 3.75:1.00. As of December 31, 2019, our total net leverage ratio was zero. Further, we were unable to timely file this Annual Report on Form 10-K, which would have included our audited financial statements for the year ended December 31, 2019. The Company is required to deliver annual audited financial statements under the affirmative covenants of its Credit Agreement. The Company obtained consent from the Required Lenders (as defined in the Credit Agreement) to extend the timeline of the audited financials for the year ended December 31, 2019 to not later than October 31, 2020. Although we believe our liquidity position remains strong, we can provide no assurance that we will remain in compliance with the covenants in our Credit Agreement, and in the future, it may prove necessary to seek an amendment with the bank lending group under our credit facility. The COVID-19 pandemic has resulted in, and may continue to result in, significant disruption of financial and capital markets, and there can be no assurance that we will be able to raise additional funds on terms acceptable to us, if at all.

The impact of the COVID-19 pandemic is fluid and continues to evolve, and, therefore, we cannot currently predict with certainty the extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted. Given the dynamic nature of these circumstances, the related financial effect cannot be reasonably estimated at this time but is not expected to materially adversely impact our business. See Part I, Item 1A—“Risk Factors — The COVID-19 pandemic could negatively affect our operations, business and financial condition, and our liquidity could also be negatively impacted, particularly if the U.S. economy remains unstable for a significant amount of time” of this Annual Report on Form 10-K.

In recognition of the significant threat to the liquidity of financial markets posed by the COVID-19 pandemic, the Federal Reserve and Congress have taken dramatic actions to provide liquidity to businesses and the banking system in the U.S. For example, on March 27, 2020, the President signed into law the CARES Act, a sweeping stimulus bill intended to bolster the U.S. economy. On April 24, 2020, the PPPHCE Act was enacted, an expansion of the CARES Act. Together, the CARES Act and the PPPHCE Act authorize $175 billion in funding to be distributed to health care providers through Relief Fund. This funding is intended to support healthcare providers by reimbursing them for healthcare-related expenses or lost revenues attributable to COVID-19. In addition to relief funding, the CARES Act includes temporary changes to Medicare and Medicaid payment rules and relief from certain accounting provisions. There can be no assurance that these governmental interventions will ultimately be successful or that any future interventions will prove successful, and the financial markets may experience significant contractions in available liquidity. In April 2020, the Company received grants in an aggregate principal amount of $6.9 million, for which it did not apply, from the Relief Fund as part of the automatic general distributions by HHS. The Company returned these funds in June 2020. While we may receive further financial, tax or other relief and other benefits under and as a result of the CARES Act, the PPPHCE Act and other stimulus measures, it is not possible to estimate at this time the need, availability, extent or impact of any such relief.

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

On August 1, 2019, we completed the acquisition of Alliance for approximately $23.5 million. Additionally, on August 1, 2019, we acquired the assets of Foremost for approximately $1.4 million. We funded these acquisitions through a combination of our revolving credit facility and available cash. With the purchase of Alliance, we expanded our personal care, home health and hospice operations in the state of New Mexico. The addition of Foremost will support our growth strategy in the New York City market area.

On October 1, 2019, we completed the acquisition of Hospice Partners for approximately $135.6 million. We funded the acquisition with a portion of the net proceeds of our Public Offering. With the purchase of Hospice Partners, we expanded our hospice operations through 21 locations in Idaho, Kansas, Missouri, Oregon, Texas and Virginia. Hospice Partners also launched a palliative care program in Texas in 2018.

On July 1, 2020, we completed the acquisition of A Plus for approximately $12.2 million, with funding provided by cash on hand. With the purchase of A Plus, we expanded our personal care services in the state of Montana.

While we continue to identify and pursue acquisition opportunities, we are doing so with additional caution and diligence due to COVID-19 considerations.

Revenue by Payor and Significant States

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

For the years ended December 31, 2019, 2018 and 2017, our revenue by payor and significant states by segment were as follows:

	Personal Care
	2019		2018 (1)		2017 (1)
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
State, local and other governmental programs	$303,479	52.2%	$285,973	58.2%	$273,525	64.2%
Managed care organizations	239,559	41.3	173,391	35.3	140,993	33.1
Private pay	21,765	3.7	20,003	4.1	8,739	2.1
Commercial insurance	9,204	1.6	6,173	1.3	2,737	0.6
Other	6,721	1.2	5,401	1.1	—	—
Total personal care segment net service revenues	$580,728	100.0%	$490,941	100.0%	$425,994	100.0%

	Personal Care
	2019		2018 (1)		2017 (1)
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Illinois	$247,524	42.6%	$232,518	47.3%	$224,257	52.6%
New York	108,403	18.7	65,117	13.3	58,360	13.7
New Mexico	75,666	13.0	58,914	12.0	37,588	8.8
All other states	149,135	25.7	134,392	27.4	105,789	24.9
Total personal care segment net service revenues	$580,728	100.0%	$490,941	100.0%	$425,994	100.0%

(1)	Net service revenues have been updated to reflect the immaterial error described in Note 2 to the Notes to Consolidated Financial Statements.

	Hospice
	2019		2018
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$49,649	92.6%	$17,652	93.6%
Managed care organizations	2,768	5.2	1,047	5.6
Other	1,184	2.2	151	0.8
Total hospice segment net service revenues	$53,601	100.0%	$18,850	100.0%
New Mexico	$38,790	72.4%	$18,850	100.0%
All other states	14,811	27.6	—	—
Total revenue by state	$53,601	100.0%	$18,850	100.0%

	Home Health
	2019		2018
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$11,218	77.6%	$6,034	88.0%
Managed care organizations	2,942	20.3	752	11.0
Other	302	2.1	70	1.0
Total home health segment net service revenues	$14,462	100.0%	$6,856	100.0%
New Mexico	$14,462	100.0%	$6,856	100.0%

We derive a significant amount of our net service revenues in Illinois, which represented 38.2%, 45.0% and 52.6% of our net service revenues for the years ended December 31, 2019, 2018 and 2017, respectively.

A significant amount of our net service revenues are derived from one payor client, the Illinois Department on Aging, the largest payor program for our Illinois personal care operations, which accounted for 25.3%, 31.7% and 36.5% of our net service revenues for the years ended December 31, 2019, 2018 and 2017, respectively. The Illinois Department on Aging’s payments for non-Medicaid consumers have been delayed in the past and may continue to be delayed in the future due to budget disputes. The state of Illinois did not adopt comprehensive budgets for fiscal years 2016 or 2017, ended June 30, 2016 and June 30, 2017, respectively. On July 6, 2017, the state of Illinois passed a budget for the state fiscal year 2018, which began on July 1, 2017, authorizing the Illinois Department on Aging to pay for our services rendered to non-Medicaid consumers provided in prior fiscal years. On June 4, 2018, the state of Illinois passed a budget for state fiscal year 2019, which began on July 1, 2018. On June 6, 2019, the state of Illinois passed a budget for state fiscal year 2020, which began on July 1, 2019.

In December 2014, the Chicago City Council passed an ordinance that, over a period of years, raised the minimum wage for Chicago workers, resulting in an increase equal to $13 per hour on July 1, 2019, with increases adjusted based on the Consumer Price Index in subsequent years.

The State of Illinois finalized its fiscal year 2020 budget with the inclusion of an appropriation to raise in-home care rates to offset the costs of previous minimum wage increases in Chicago and other areas of the state that were imposed beginning on July 1, 2018. These rates were originally set to be effective July 1, 2019, with in-home care rates to be initially increased by 10.9% to $20.28 from $18.29 to partially offset the costs of the minimum wage hikes. Rates were then further increased on January 1, 2020 by an additional 7.7% to $21.84, providing full funding for both the Chicago minimum wage increases and a statewide raise for all current in-home caregivers. The State of Illinois finalized its fiscal year 2021 budget, with in-home care rates to be increased by 7.1% to $23.40 from $21.84, effective January 1, 2021, contingent upon federal CMS approval.

On November 15, 2019, the State of Illinois received and announced official CMS approval for both rate increases, with the first increase to be effective on December 1, 2019, and the second increase to be effective on January 1, 2020. In addition, the Illinois Department on Aging, in conjunction with Illinois’ Health Care and Family Services, announced that the new rates would become effective retroactive to July 1, 2019 for services covered by managed care organizations. On January 15, 2020, the Department on Aging announced confirmation that a one-time bonus payment would be paid to providers who have provided services to clients not enrolled in a managed care organization, for the time period of July 1, 2019 through November 30, 2019 using an updated hourly rate of $20.28. The bonus payment of $6.8 million was recognized as net service revenues during the year ended December 31, 2019, and was received in May of 2020.

On November 26, 2019, the Chicago City Council voted to approve additional increases in the Chicago minimum wage to $14 per hour beginning July 1, 2020 to $15 per hour beginning July 1, 2021. The Company and its trade association will be looking for additional funding in the State of Illinois fiscal year 2021 budget to offset the cost of these additional minimum wage increases.

Our business will benefit from the rate increases noted above, but there is no assurance that additional offsetting rate increases will be adopted in Illinois for fiscal years beyond fiscal year 2020, and our financial performance will be adversely impacted for any periods in which an additional offsetting reimbursement rate increase is not in effect.

Impact of Changes in Medicare and Medicaid Reimbursement

Home Health

CMS has issued final rules and policy updates that allow Medicare Advantage insurers to offer beneficiaries more options and new types of benefits. Effective January 1, 2019, CMS expanded the scope of its “primarily health-related” supplemental benefit standard, permitting plans to cover a broader array of services that increase health and improve quality of life, including coverage of non-skilled in-home care. This policy change, emphasizing improving quality and reducing costs, aligns with our overall approach to care, and we believe the increased demand for personal care from the Medicare Advantage population represents a potentially significant upside opportunity over the next several years.

In June 2019, CMS began the Review Choice Demonstration for Home Health Services demonstration in Illinois to identify and prevent fraud, reduce the number of Medicare appeals, and improve provider compliance with Medicare program requirements. Home health agencies may initially select from the following claims review and approval processes: pre-claim review, post-payment review, or a minimal post-payment review with a 25% payment reduction. Home health agencies that maintain high compliance levels will be eligible for additional, less burdensome options. Beginning in March 2020, CMS paused certain claims processing for the Review Choice Demonstration due to the COVID-19 pandemic. However, the agency expects to discontinue exercising enforcement discretion beginning in August 2020, regardless of the status of the public health emergency. Following the resumption of the demonstration, MACs will conduct post-payment review on claims that were submitted and paid during the pause. Further, CMS plans to expand the Review Choice Demonstration to certain other states, including Ohio and Florida, in August 2020. We are currently unable to predict what impact, if any, this program may have on our result of operations or financial position.

Home health services provided to Medicare beneficiaries are paid under the Medicare Home Health Prospective Payment System (“HHPPS”). Historically, the HHPPS was based on 60-day episodes of care and used a case-mix system that relied on the number of visits to determine payment. Effective January 1, 2020, CMS began using a 30-day episode of care for home health payments and implemented the Patient-Driven Groupings Model (“PDGM”) as part of the shift toward value-based care. The PDGM classifies patients based on clinical characteristics and other patient information into payment categories and eliminates the use of therapy service thresholds. Also effective January 1, 2020, CMS finalized a policy allowing therapy assistants to provide maintenance therapy services in the home and modified certain requirements relating to the home health plan of care.

CMS updates the HHPPS payment rates each calendar year. Effective January 1, 2020, HHPPS rates increased by 1.3%, which reflects a 1.5% payment update as mandated by the Bipartisan Budget Act of 2018, offset by a 0.2 percentage point decrease in payments to home health agencies due to changes in the rural add-on percentages also mandated by the Bipartisan Budget Act of 2018, among other adjustments. CMS requires both home health and hospice providers to submit quality reporting data each year. Home health providers that do not comply are subject to a 2 percentage point reduction to their market basket update.

Historically, CMS has paid home health providers 50% to 60% of anticipated payment at the beginning of a patient’s care episode through a request for anticipated payment (“RAP”). However, to address potential program integrity risks, CMS is currently phasing out RAP payments. For calendar year 2020, CMS reduced RAP payments to 20% of the anticipated payment and limited those payments to existing home health providers. In calendar year 2021, CMS will not provide any up-front payments in response to a RAP but will continue to require home health providers to submit streamlined RAPs as notice that a beneficiary is under a home health period of care. CMS will further reduce the administrative burden on providers in calendar year 2022, replacing the RAP with a “Notice of Admission.”

Hospice

Hospice services provided to Medicare beneficiaries are paid under the Medicare Hospice Prospective Payment System, under which CMS sets a daily rate for each day a patient is enrolled in the hospice benefit. CMS updates these rates each fiscal year. Effective October 1, 2019, CMS increased hospice payment rates by 2.6%. This reflected a 3.0% market basket increase reduced by the multifactor productivity adjustment of 0.4 percentage points as required by the ACA. Additionally, the aggregate cap, which limits the total Medicare reimbursement that a hospice may receive based on an annual per-beneficiary cap amount and the number of Medicare patients served, was updated to $29,964.78 for fiscal year 2020. This amount reflects the hospice payment update of 2.6%. If a hospice’s Medicare payments exceed its aggregate cap, it must repay Medicare the excess amount.

COVID-19 Relief

As a result of the COVID-19 pandemic, federal and state governments have passed legislation, promulgated regulations, and taken other administrative actions intended to assist healthcare providers in providing care to COVID-19 patients and other patients during the public health emergency. These temporary measures include relief from Medicare conditions of participation requirements for healthcare providers, relaxation of licensure requirements for healthcare professionals, relaxation of privacy restrictions for telehealth remote communications, promoting use of telehealth by expanding the scope of services for which Medicare reimbursement is available, and limited waivers of fraud and abuse laws for activities related to COVID-19 during the emergency period. The current federal public health emergency declaration expires October 23, 2020. The HHS Secretary may renew the declaration for successive 90-day periods for as long as the emergency continues to exist and may terminate the declaration whenever he determines that the emergency no longer exists.

One of the primary sources of relief for healthcare providers is the CARES Act, which was expanded by the PPPHCE Act. Together, the CARES Act and the PPPHCE Act include $175 billion in funding to be distributed through the Relief Fund to eligible providers, including public entities and Medicare- and/or Medicaid-enrolled providers. Relief Fund payments are intended to compensate healthcare providers for lost revenues and health care related expenses incurred in response to the COVID-19 pandemic and are not required to be repaid, provided that recipients attest to and comply with certain terms and conditions, including limitations on balance billing and not using funds received from the Relief Fund to reimburse expenses or losses that other sources are obligated to reimburse. In addition, the CARES Act expands the Medicare Accelerated and Advance Payment Program to increase cash flow to providers impacted by the COVID-19 pandemic. Hospice and home health providers may request an advance or accelerated payment of up to 100% of the Medicare payment amount for a three-month period (not including Medicare Advantage payments). The Medicare Accelerated and Advanced Payment Program payments are a loan that providers must pay back. CMS must recoup the advance payments beginning 120 days after receipt by the provider by withholding future Medicare payments for claims. However, in April 2020, CMS suspended the Advance Payment Program, which is applicable to Part B providers, and announced it would reevaluate pending and new applications from Part A providers for the Accelerated Payment Program in light of the direct payments made available through the Relief Fund. The CARES Act also includes other provisions offering financial relief, for example temporarily lifting the Medicare sequester from May 1 through December 31, 2020, which would have otherwise reduced payments to Medicare providers by 2% (but also extending sequestration through 2030). The Medicare sequester relief resulted in a $0.3 million and $0.1 million increase to hospice and home health net service revenues for the three and six months ended June 30, 2020.

Due to the recent enactment of the CARES Act, the PPPHCE Act and other enacted legislation, there is still a high degree of uncertainty surrounding their implementation. Further, the federal government is considering additional stimulus measures, federal agencies continue to issue related regulations and guidance, and the public health emergency continues to evolve. We continue to assess the potential impact of the CARES Act, the PPPHCE Act and other laws, regulations, and guidance related to COVID-19 on our business, results of operations, financial condition and cash flows.

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

General and Administrative Expenses

Our general and administrative expenses from continuing operations include our costs for operating our network of local agencies and our administrative offices. Our agency expenses from continuing operations consist of costs for supervisory personnel, our community care supervisors and office administrative costs. Personnel costs include wages, payroll taxes, and employee benefits. Facility costs include rents, utilities, and postage, telephone and office expenses. Our support center expenses include costs for accounting, information systems, human resources, billing and collections, contracting, marketing and executive leadership. These expenses consist of compensation, including stock-based compensation, payroll taxes, employee benefits, legal, accounting and other professional fees, travel, general insurance, rents, provision for doubtful accounts and related facility costs. Expenses related to streamlining our operations such as costs related to terminated employees, termination of professional services relationships, other contract termination costs and asset write-offs are also included in general and administrative expenses.

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

Provision for Doubtful Accounts

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

For 2018 and subsequent periods, subsequent adjustments that are determined to be the result of an adverse change in the payor’s ability to pay are recognized as provision for doubtful accounts with the adoption of ASU 2014-09, Revenue from Contracts with Customers. The majority of what historically was classified as provision for doubtful accounts under operating expenses is now treated as an implicit price concession factored into net service revenues.

Interest Income

Illinois law entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received. For the years ended December 31, 2019 and 2018, we received $0.7 million and $2.3 million, respectively, in prompt payment interest. For the year ended December 31, 2017, we did not receive any prompt payment interest. While we may be owed additional prompt payment interest, the amount, timing, and intent to provide such payments remains uncertain, and we will continue to recognize prompt payment interest income upon satisfaction of these constraints

Interest Expense

Interest expense is reported in the Consolidated Statements of Income when incurred and consists of (i) interest and unused credit line fees on the credit facility evidenced by the Credit Agreement, and the credit facility evidenced by the 2017 Credit Agreement, as defined under “Liquidity and Capital Resources,” (ii) interest on our financing lease obligations and (iii) amortization and write-off of debt issuance costs.

Other Income

For the year ended December 31, 2017, other income of $0.2 million consisted of income distributions received from investments in joint ventures, which were sold on October 1, 2017. We accounted for this income in accordance with ASC Topic 325, “Investments—Other” and recognized the net accumulated earnings only to the extent distributed by the joint ventures on the date received.

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. For the years ended December 31, 2019, 2018 and 2017, our federal statutory rate was 21.0%, 21.0% and 35.0%, respectively. The effective income tax rate was 22.2%, 20.1% and 44.0% for the years ended December 31, 2019, 2018 and 2017, respectively. The difference between our federal statutory and effective income tax rates is principally due to the inclusion of state taxes and non-deductible compensation, offset by an excess tax benefit and the use of federal employment tax credits.

Discontinued Operations

Effective March 1, 2013, we sold substantially all of the assets used in our 2013 Home Health Business as described in Part I, Item 1—“Business.” Therefore, we have segregated the 2013 Home Health Business operating results and presented them separately as discontinued operations for all periods presented, see Note 1 to the Notes to Consolidated Financial Statements for additional information.

Results of Operations

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

The following table sets forth, for the periods indicated, our consolidated results of operations.

	2019		2018 (1)		Change
		Net Service		Net Service
	Amount	Revenues	Amount	Revenues	Amount	%
Net service revenues	$648,791	100.0%	$516,647	100.0%	$132,144	25.6%
Cost of service revenues	469,553	72.4	379,843	73.5	89,710	23.6
Gross profit	179,238	27.6	136,804	26.5	42,434	31.0
General and administrative expenses	133,569	20.6	105,025	20.3	28,544	27.2
Loss on sale of assets	—	—	38	—	(38)	(100.0)
Depreciation and amortization	10,574	1.6	8,642	1.7	1,932	22.4
Provision for doubtful accounts	343	0.1	272	0.1	71	26.1
Total operating expenses	144,486	22.3	113,977	22.1	30,509	26.8
Operating income from continuing operations	34,752	5.4	22,827	4.4	11,925	52.2
Interest income	(1,523)	(0.2)	(2,592)	(0.5)	1,069	(41.2)
Interest expense	3,105	0.5	5,016	1.0	(1,911)	(38.1)
Total interest expense, net	1,582	0.2	2,424	0.5	(842)	(34.7)
Income from continuing operations before income taxes	33,170	5.1	20,403	3.9	12,767	62.6
Income tax expense	7,359	1.1	4,096	0.8	3,263	79.7
Net income from continuing operations	25,811	4.0	16,307	3.2	9,504	58.3
Discontinued operations:
(Loss) earnings from discontinued operations	(574)	(0.1)	126	—	(700)	(555.6)
Net income	$25,237	3.9%	$16,433	3.2%	$8,804	53.6%

(1)

For the year ended December 31, 2018, net service revenues, gross profit, operating income from continuing operations, income tax expense, net income from continuing operations and net income have been updated to reflect the immaterial error, as discussed in Note 2 to the Notes to Consolidated Financial Statements.

Net service revenues increased by 25.6% to $648.8 million for the year ended December 31, 2019 compared to $516.6 million in 2018. The increase was due to a 10.4% increase in billable hours and a 7.0% increase in revenues per billable hour in 2019 in our personal care segment. Billable hours increased in our personal care segment in 2019 compared to 2018, partially due to the acquisition of VIP on June 1, 2019 and the acquisition of Alliance on August 1, 2019, as well as an increase in same store billable census. Revenues per billable hour increased due to rate increases in several states. In addition, net service revenue increased by $34.8 million and $7.6 million from our hospice and home health segments, respectively, during 2019 compared to 2018, as further discussed below.

Gross profit, expressed as a percentage of net service revenues, increased to 27.6% for 2019, from 26.5% in 2018. The increase was due to a decrease in direct service employee wages, taxes and benefit costs of 1.5%, partially offset by an increase in hospice supplies and equipment of 0.4%, as a percentage of net service revenues.

General and administrative expenses increased to $133.6 million for the year ended December 31, 2019 compared to $105.0 million in 2018. The increase in general and administrative expenses was primarily due to acquisitions that resulted in an increase in administrative employee wages, taxes and benefit costs of $20.0 million, an increase in data processing of $1.3 million and an increase in rent expense of $1.3 million. In addition, professional fees increased by $1.0 million and stock based compensation increased by $1.7 million in 2019 compared to 2018. General and administrative expenses, expressed as a percentage of net service revenues increased to 20.6% for 2019, from 20.3% in 2018. The increase was primarily due to an increase in administrative employee wages, taxes and benefit costs.

Depreciation and amortization increased to $10.6 million for the year ended December 31, 2019 from $8.6 million in 2018, primarily due to the increase of intangible assets related to the fiscal year 2019 acquisitions.

Interest Income

Interest income decreased by $1.1 million to $1.5 million for the year ended December 31, 2019 from $2.6 million in 2018. For the years ended December 31, 2019 and 2018, we received $0.7 million and $2.3 million, respectively, in prompt payment interest.

Interest Expense

Interest expense decreased to $3.1 million for the year ended December 31, 2019 from $5.0 million in 2018. The decrease in interest expense was primarily due to a lower outstanding loan balance under our credit facility in 2019 compared to 2018.

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. For the years ended December 31, 2019 and 2018, our federal statutory rate was 21.0%. The effective income tax rate was 22.2% and 20.1% for the years ended December 31, 2019 and 2018, respectively. The difference between the federal statutory rate and our effective income tax rates is principally due to the inclusion of state taxes and non-deductible compensation, offset by an excess tax benefit and the use of federal employment tax credits.

Results of Operations – Segments

The following tables and related analysis summarize our operating results and business metrics by segment:

Personal Care Segment

	For the Years Ended December 31,
	2019		2018 (1)		Change
Personal Care Segment	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$580,728	100.0%	$490,941	100.0%	$89,787	18.3%
Cost of services revenues	432,413	74.5	365,264	74.4	67,149	18.4
Gross profit	148,315	25.5	125,677	25.6	22,638	18.0
General and administrative expenses	56,645	9.8	44,463	9.1	12,182	27.4
Provision for doubtful accounts	242	—	265	0.1	(23)	(8.7)
Segment operating income	$91,428	15.7%	$80,949	16.4%	$10,479	12.9%

Business Metrics (Actual Numbers, Except Billable Hours in Thousands)
Locations at period end	152		148
Average billable census * (2)	39,188		37,597		1,591	4.2%
Billable hours * (3)	29,732		26,934		2,798	10.4
Average billable hours per census per month * (3)	63		59		4	6.8
Billable hours per business day * (3)	113,915		103,195		10,720	10.4
Revenues per billable hour * (3)	$19.50		$18.23		$1.27	7.0%
Same store growth revenue % * (4)	8.2		2.8

Segment Revenue by Payor
State, local and other governmental programs	$303,479	52.2%	$285,973	58.2%
Managed care organizations	239,559	41.3	173,391	35.3
Private pay	21,765	3.7	20,003	4.1
Commercial insurance	9,204	1.6	6,173	1.3
Other	6,721	1.2	5,401	1.1
Total segment net service revenues	$580,728	100.0%	$490,941	100.0%

Segment Revenue by Significant States
Illinois	$247,524	42.6%	$232,518	47.3%
New York	108,403	18.7	65,117	13.3
New Mexico	75,666	13.0	58,914	12.0
All other states	149,135	25.7	134,392	27.4
Total segment net service revenues	$580,728	100.0%	$490,941	100.0%

(1)

For the year ended December 31, 2018, net service revenues, gross profit and segment operating income have been updated to reflect the immaterial error, as discussed in Note 2 to the Notes to Consolidated Financial Statements.

(2)	Average billable census is the number of unique clients receiving a billable service during the year and is the total census divided by months in operation during the period.
(3)

Billable hours is the total number of hours served to clients during the period. Average billable hours per census per month is billable hours divided by average billable census. Billable hours per day is total billable hours divided by the number of business days in the period. Revenues per billable hour is revenue attributed to billable hours divided by billable hours.

(4)

Same store growth reflects the change in year-over-year revenue for the same store base. We define the same store base to include those stores open for at least 52 full weeks. This measure highlights the performance of existing stores, while excluding the impact of acquisitions, new store openings and closures.

*

Management deems these metrics to be key performance indicators. Management uses these metrics to monitor our performance, both in our existing operations and acquisitions. Many of these metrics serve as the basis of reported revenues and assessment of these, provide direct correlation to the results of operations from period to period and facilitate comparison with the results of our peers. Historical trends established in these metrics can be used to evaluate current operating results, identify trends affecting our business, determine the allocation of resources and assess the quality and potential variability of our cash flows and earnings. We believe they are useful to investors in evaluating and understanding our business but should not be used solely in assessing the Company’s performance. These key performance indicators should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented herein to fully evaluate and understand the business as a whole. These measures may not be comparable to similarly-titled performance indicators used by other companies.

We derive a significant amount of our net service revenues from operations in Illinois, which represented 42.6% and 47.3% of our net service revenues for the years ended December 31, 2019 and 2018, respectively.

Net service revenues from state, local and other governmental programs accounted for 52.2% and 58.2% of net service revenues for the years ended December 31, 2019 and 2018, respectively. Managed care organizations accounted for 41.3% and 35.3% of net service revenues for the years ended December 31, 2019 and 2018, respectively, with commercial insurance, private pay and other payors accounting for the remainder of net service revenues. One payor client, the Illinois Department on Aging, accounted for 25.3% and 31.7% of net service revenues for the years ended December 31, 2019 and 2018, respectively.

Net service revenues increased by 18.3% for the year ended December 31, 2019 compared to the year ended December 31, 2018. Net service revenues increased primarily as a result of a 10.4% increase in billable hours and 7.0% increase in revenues per billable hour in the year ended December 31, 2019 as compared to the year ended December 31, 2018. The increases were partially due to the acquisition of Ambercare on May 1, 2018, the acquisition of VIP on June 1, 2019 and acquisition of Alliance on August 1, 2019.

Gross profit, expressed as a percentage of net service revenues, decreased from 25.6% for the year ended December 31, 2018 to 25.5% for the year ended December 31, 2019 due to an increase in direct service employee wages, taxes and benefit costs of 0.1%.

General and administrative expenses increased by approximately $12.2 million for the year ended December 31, 2019. The increase in general and administrative expenses was primarily due to acquisitions that resulted in a $8.2 million increase in administrative employee wages, taxes and benefit costs, a $1.7 million increase in state license fees and costs and a $1.2 million increase in rent expenses for the year ended December 31, 2019.

Hospice Segment

	For the Years Ended December 31,
	2019		2018		Change
Hospice Segment	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$53,601	100.0%	$18,850	100.0%	$34,751	184.4%
Cost of services revenues	27,203	50.8	10,010	53.1	17,193	171.8
Gross profit	26,398	49.2	8,840	46.9	17,558	198.6
General and administrative expenses	12,304	23.0	3,737	19.9	8,567	229.2
Provision for doubtful accounts	95	0.2	5	—	90	1,800.0
Segment operating income	$13,999	26.0%	$5,098	27.0%	$8,901	174.6%

Business Metrics (Actual Numbers)
Locations at period end	35		13
Admissions * (1)	3,095		1,061		2,034	191.7%
Average daily census * (2)	1,783		528		1,255	237.7
Average length of stay * (3)	107		136		(29)	(21.3)
Patient days * (4)	349,866		128,819		221,047	171.6
Revenue per patient day * (5)	$153.20		$146.33		$6.87	4.7%

Segment Revenue by Payor
Medicare	$49,649	92.6%	$17,652	93.6%
Managed care organizations	2,768	5.2	1,047	5.6
Other	1,184	2.2	151	0.8
Total segment net service revenues	$53,601	100.0%	$18,850	100.0%

Segment revenue by significant states
New Mexico	$38,790	72.4%	$18,850	100.0%
All other states	14,811	27.6	—	—
Total segment net service revenues	$53,601	100.0%	$18,850	100.0%

(1)	Represents referral process and new patients on service during the period.
(2)	Average daily census is total patient days divided by the number of days in the period.
(3)	Average length of stay is the average number of days a patient is on service, calculated upon discharge, and is total patient days divided by total discharges in the period.
(4)	Patient days is days of service for all patients in the period.
(5)	Revenue per patient day is hospice revenue divided by the number of patient days in the period.
*

Management deems these metrics to be key performance indicators. Management uses these metrics to monitor our performance, both in our existing operations and acquisitions. Many of these metrics serve as the basis of reported revenues and assessment of these, provide direct correlation to the results of operations from period to period and facilitate comparison with the results of our peers. Historical trends established in these metrics can be used to evaluate current operating results, identify trends affecting our business, determine the allocation of resources and assess the quality and potential variability of our cash flows and earnings. We believe they are useful to investors in evaluating and understanding our business but should not be used solely in assessing the Company’s performance. These key performance indicators should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented herein to fully evaluate and understand the business as a whole. These measures may not be comparable to similarly-titled performance indicators used by other companies.

On May 1, 2018, upon the completion of our acquisition of Ambercare, we began operating our hospice segment. We expanded this segment with the acquisitions of Alliance on August 1, 2019 and Hospice Partners on October 1, 2019. Hospice generates net service revenues by providing care to patients with a life expectancy of six months or less, as well as related services for their families. Net service revenues from Medicare accounted for 92.6% and 93.6% and managed care organizations accounted for 5.2% and 5.6% for the years ended December 31, 2019 and 2018, respectively.

Net service revenues increased by $34.8 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due the acquisitions of Ambercare on May 1, 2018, Alliance on August 1, 2019 and Hospice Partners on October 1, 2019 as well as an increase in average daily census and revenue per patient days.

Gross profit, expressed as a percentage of net service revenues was 49.2% and 46.9% for the years ended December 31, 2019 and 2018, respectively. The increase in gross profit as a percentage of net service revenues was due to a decrease of pharmacy costs of 2.5% and direct service employee wages, taxes and benefit costs of 0.5% related to acquisition synergies partially offset by direct service supplies by 0.5%.

The hospice segment’s general and administrative expenses primarily consist of administrative employee wages, taxes and benefit costs, rent, information technology and office expenses. General and administrative expenses, expressed as a percentage of net service revenues was 23.0% and 19.9% for the years ended December 31, 2019 and 2018, respectively. The increase in general and administrative expenses was primarily due to acquisitions that resulted in a $7.2 million increase in administrative employee wages, taxes and benefit costs and a $0.5 million increase in rent expenses for the year ended December 31, 2019.

Home Health Segment

	For the Years Ended December 31,
	2019		2018		Change
Home Health Segment	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$14,462	100.0%	$6,856	100.0%	$7,606	110.9%
Cost of services revenues	9,937	68.7	4,569	66.6	5,368	117.5
Gross profit	4,525	31.3	2,287	33.4	2,238	97.9
General and administrative expenses	3,199	22.1	1,543	22.6	1,656	107.3
Provision for doubtful accounts	6	—	2	—	4	200.0
Segment operating income	$1,320	9.1%	$742	10.8%	$578	77.9%

Business Metrics (Actual Numbers)
Locations at period end	11		10
New admissions * (1)	3,347		1,757		1,590	90.5%
Recertifications * (2)	2,658		1,443		1,215	84.2
Total volume * (3)	6,005		3,200		2,805	87.7
Visits * (4)	108,863		53,711		55,152	102.7%

Segment Revenue by Payor
Medicare	$11,218	77.6%	$6,034	88.0%
Managed care organizations	2,942	20.3	752	11.0
Other	302	2.1	70	1.0
Total segment net service revenues	$14,462	100.0%	$6,856	100.0%

Segment revenue by significant states
New Mexico	$14,462	100.0%	$6,856	100.0%
Total segment net service revenues	$14,462	100.0%	$6,856	100.0%

(1)	Represents new patients during the period.
(2)

A home health certification period is an episode of care that begins with a start of care visit and continues for 60 days. If at the end of the initial episode of care, the patient continues to require home health services, a recertification is required. This represents the number of recertifications during the period.

(3)	Total volume is total admissions and total recertifications in the period.
(4)	Represents number of services to patients in the period.
*

Management deems these metrics to be key performance indicators. Management uses these metrics to monitor our performance, both in our existing operations and acquisitions. Many of these metrics serve as the basis of reported revenues and assessment of these, provide direct correlation to the results of operations from period to period and facilitate comparison with the results of our peers. Historical trends established in these metrics can be used to evaluate current operating results, identify trends affecting our business, determine the allocation of resources and assess the quality and potential variability of our cash flows and earnings. We believe they are useful to investors in evaluating and understanding our business but should not be used solely in assessing the Company’s performance. These key performance indicators should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented herein to fully evaluate and understand the business as a whole. These measures may not be comparable to similarly-titled performance indicators used by other companies.

On May 1, 2018, upon the completion of our acquisition of Ambercare, we began operating our home health segment. We expanded this segment with the acquisition of Alliance on August 1, 2019. Home health generates net service revenues by providing home health services on a short-term, intermittent or episodic basis to individuals, generally to treat an illness or injury. Net service revenues from Medicare accounted for 77.6% and 88.0% and managed care organizations accounted for 20.3% and 11.0% for the years ended December 31, 2019 and 2018, respectively.

Net service revenues increased by $7.6 million for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to an increase in total visits as well as the acquisitions of Ambercare on May 1, 2018 and Alliance on August 1, 2019.

Gross profit, expressed as a percentage of net service revenues was 31.3% and 33.4% for the years ended December 31, 2019 and 2018, respectively. The decrease in gross profit as a percentage of net service revenues was due to an increase of direct employee wages, taxes and benefit costs of 2.6%, partially offset by a decrease in supplies of 0.5%.

The home health segment’s general and administrative expenses consist of administrative employee wages, taxes and benefit costs, rent, information technology and office expenses. General and administrative expenses, expressed as a percentage of net service revenues was 22.1% and 22.6% for the years ended December 31, 2019 and 2018, respectively. The increase in general and administrative expenses was primarily due to acquisitions that resulted in a $1.5 million increase in administrative employee wages, taxes and benefit costs and a $0.1 million increase in rent expenses for the year ended December 31, 2019.

Results of Operations

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

The following table sets forth, for the periods indicated, our consolidated results of operations.

	2018 (1)		2017 (2)		Change
	Amount	Net Service Revenues	Amount	Net Service Revenues	Amount	%
	(Amounts In Thousands, Except Percentages)
Net service revenues	$516,647	100.0%	$425,994	100.0%	$90,653	21.3%
Cost of service revenues	379,843	73.5	310,119	72.8	69,724	22.5
Gross profit	136,804	26.5	115,875	27.2	20,929	18.1
General and administrative expenses	105,025	20.3	76,902	18.1	28,123	36.6
Loss (gain) on sale of assets	38	—	(2,467)	(0.6)	2,505	(101.5)
Depreciation and amortization	8,642	1.7	6,663	1.6	1,979	29.7
Provision for doubtful accounts	272	0.1	9,524	2.2	(9,252)	(97.1)
Total operating expenses	113,977	22.1	90,622	21.3	23,355	25.8
Operating income from continuing operations	22,827	4.4	25,253	5.9	(2,426)	(9.6)
Interest income	(2,592)	(0.5)	(66)	—	(2,526)	3,827.3
Interest expense	5,016	1.0	4,472	1.0	544	12.2
Total interest expense, net	2,424	0.5	4,406	1.0	(1,982)	—
Other income	—	—	217	0.1	(217)	(100.0)
Income from continuing operations before income taxes	20,403	3.9	21,064	4.9	(661)	(3.1)
Income tax expense	4,096	0.8	9,258	2.2	(5,162)	(55.8)
Net income from continuing operations	16,307	3.2	11,806	2.8	4,501	38.1
Discontinued operations:
Earnings from discontinued operations	126	—	147	—	(21)	(14.3)
Net income	$16,433	3.2%	$11,953	2.8%	$4,480	37.5%

(1)

For the year ended December 31, 2018, net service revenues, gross profit, operating income from continuing operations, income tax expense, net income from continuing operations and net income have been updated to reflect the immaterial error, as discussed in Note 2 to the Notes to Consolidated Financial Statements.

(2)

For the year ended December 31, 2017, provision for doubtful accounts, operating income from continuing operations, income tax expense, net income from continuing operations and net income have been updated to reflect the immaterial error, as discussed in Note 2 to the Notes to Consolidated Financial Statements.

Net service revenues increased by 21.3% to $516.6 million for the year 2018 compared to $426.0 million in 2017. Net service revenues increased primarily due to the acquisitions of Arcadia and Ambercare during the second quarter of 2018 and an increase in average billable census for personal care services in 2018 as compared to 2017. This increase in net service revenues was offset by an $11.0 million decrease in net service revenues as a result of our adoption of ASC 606. Under ASC 606 the majority of what historically was classified as provision for doubtful accounts under operating expenses is now treated as an implicit price concession factored into net service revenues.

Gross profit, expressed as a percentage of net service revenues, decreased to 26.5% for 2018, from 27.2% in 2017. The decrease was primarily due to our adoption of ASC 606, as described above, which resulted in a $11.0 million decrease in net service revenues. This decrease was offset by the acquisition of the relatively higher margin Ambercare business in the second quarter of 2018.

General and administrative expenses increased to $105.0 million as compared to $76.9 million for 2018 and 2017, respectively. The increase in general and administrative expenses was primarily due to acquisitions that resulted in an increase in administrative employee wages, taxes and benefit costs of $14.3 million, an increase in acquisition expenses of $2.9 million and an increase in rent expense of $1.9 million. General and administrative expenses, expressed as a percentage of net service revenues increased to 20.3% for 2018, from 18.1% in 2017. The increase was primarily due to our adoption of ASC 606, as described above, which resulted in a $11.0 million decrease in net service revenues and an increase in administrative employee wages, taxes and benefit costs.

Provision for doubtful accounts decreased by approximately $9.3 million to $0.3 million for 2018 compared to $9.5 million for the same period in 2017. The decrease was primarily due to our adoption of ASC 606 which resulted in a decrease in the provision for doubtful accounts as the majority of what historically was classified as provision for doubtful accounts under operating expenses is now treated as an implicit price concession factored into net service revenues.

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

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. For the years ended December 31, 2018 and 2017, our federal statutory rate was 21.0% and 35.0%, respectively. The effective income tax rate was 20.1% and 44.0% for the years ended December 31, 2018 and 2017, respectively. The difference between our federal statutory and effective income tax rates is principally due to the inclusion of state taxes and the use of federal employment tax credits.

Results of Operations – Segments

The following tables and related analysis summarize our operating results and business metrics by segment:

Personal Care Segment

	For the Years Ended December 31,
	2018 (1)		2017 (2)		Change
Personal Care Segment	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%

Operating Results
Net service revenues	$490,941	100.0%	$425,994	100.0%	$64,947	15.2%
Cost of services revenues	365,264	74.4	310,119	72.8	55,145	17.8
Gross profit	125,677	25.6	115,875	27.2	9,802	8.5
General and administrative expenses	44,463	9.1	35,655	8.4	8,808	24.7
Provision for doubtful accounts	265	0.1	9,524	2.2	(9,259)	(97.2)
Segment operating income	$80,949	16.4%	$70,696	16.6%	$10,253	14.5%

Business Metrics (Actual Numbers, Except Billable Hours in Thousands)
Location at period end	148		116
Average billable census * (3)	37,597		35,343		2,254	6.4%
Billable hours * (4)	26,934		23,833		3,101	13.0
Average billable hours per census per month * (4)	59		56		3	5.4
Billable hours per business day * (4)	103,195		91,664		11,531	12.6
Revenues per billable hour * (4)	$18.23		$17.86		$0.37	2.1%
Same store growth revenue % * (5)	2.8

Segment Revenue by Payor
State, local and other governmental programs	$285,973	58.2%	$273,525	64.2%
Managed care organizations	173,391	35.3	140,993	33.1
Private pay	20,003	4.1	8,739	2.1
Commercial insurance	6,173	1.3	2,737	0.6
Other	5,401	1.1	—	—
Total segment net service revenues	$490,941	100.0%	$425,994	100.0%

Segment Revenue by Significant States
Illinois	$232,518	47.3%	$224,257	52.6%
New York	65,117	13.3	58,360	13.7
New Mexico	58,914	12.0	37,588	8.8
All other states	134,392	27.4	105,789	24.9
Total segment net service revenues	$490,941	100.0%	$425,994	100.0%

(1)

For the year ended December 31, 2018, net service revenues, gross profit and segment operating income have been updated to reflect the immaterial error, as discussed in Note 2 to the Notes to Consolidated Financial Statements.

(2)

For the year ended December 31, 2017, provision for doubtful accounts and segment operating income have been updated to reflect the immaterial error, as discussed in Note 2 to the Notes to Consolidated Financial Statements.

(3)	Average billable census is the number of unique clients receiving a billable service during the year.
(4)	Billable hours is the total number of hours served to clients during a year.

(5)

Same store growth reflects the change in year-over-year revenue for the same store base. We define the same store base to include those stores open for at least 52 full weeks. This measure highlights the performance of existing stores, while excluding the impact of acquisitions, new store openings and closures.

*

Management deems these metrics to be key performance indicators. Management uses these metrics to monitor our performance, both in our existing operations and acquisitions. Many of these metrics serve as the basis of reported revenues and assessment of these, provide direct correlation to the results of operations from period to period and facilitate comparison with the results of our peers. Historical trends established in these metrics can be used to evaluate current operating results, identify trends affecting our business, determine the allocation of resources and assess the quality and potential variability of our cash flows and earnings. We believe they are useful to investors in evaluating and understanding our business but should not be used solely in assessing the Company’s performance. These key performance indicators should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented herein to fully evaluate and understand the business as a whole. These measures may not be comparable to similarly-titled performance indicators used by other companies.

Net service revenues increased by 15.2% for the year ended December 31, 2018 compared to the year ended December 31, 2017. Net service revenues increased primarily as a result of a 13.0% increase in billable hours in the year ended December 31, 2018 as compared to the year ended December 31, 2017. The increases are primarily due to the acquisitions of Arcadia and Ambercare during the second quarter of 2018. In addition, net service revenues increased as a result of a 12.6% increase in billable hours and a 2.1% increase in revenues per billable hour in the year ended December 31, 2018 as compared to the year ended December 31, 2017. A significant amount of our net service revenues were derived from one payor client, the Illinois Department on Aging, which accounted for 47.3% and 52.6% of net service revenues for the years ended December 31, 2018 and 2017, respectively. These increases in net service revenues were offset by a $11.0 million decrease in net service revenues for the year ended December 31, 2018 as a result of our adoption of ASC 606. Under ASC 606 the majority of what historically was classified as provision for doubtful accounts under operating expenses is now treated as an implicit price concession factored into net service revenues.

Gross profit, expressed as a percentage of net service revenues, decreased from 27.2% for the year ended December 31, 2017 to 25.6% for the year ended December 31, 2018. The decrease was primarily due to our adoption of ASC 606, as described above, which resulted in a $11.0 million decrease in net service revenues for the year ended December 31, 2018.

Provision for doubtful accounts decreased by approximately $9.3 million to $0.3 million for the year ended December 31, 2018 compared to $9.5 million for the year ended December 31, 2017. The decrease was primarily due to our adoption of ASC 606 which resulted in a decrease in the provision for doubtful accounts for the year ended December 31, 2017, as the majority of what historically was classified as provision for doubtful accounts under operating expenses is now treated as an implicit price concession factored into net service revenues.

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

Hospice Segment

	For the Years Ended December 31,
	2018
Hospice Segment	Amount	% of Segment Net Service Revenues
	(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$18,850	100.0%
Cost of services revenues	10,010	53.1
Gross profit	8,840	46.9
General and administrative expenses	3,737	19.9
Provision for doubtful accounts	5	—
Segment operating income	$5,098	27.0%

Business Metrics (Actual Numbers)
Locations at period end	13
Admissions * (1)	1,061
Average daily census * (2)	528
Average length of stay * (3)	136
Patient days * (4)	128,819
Revenue per patient day * (5)	$146.33

Segment Revenue by Payor
Medicare	$17,652	93.6%
Managed care organizations	1,047	5.6
Other	151	0.8
Total segment net service revenues	$18,850	100.0%

Segment revenue by significant states
New Mexico	$18,850	100.0%
All other states	—	—
Total segment net service revenues	$18,850	100.0%

(1)	Represents referral process and new patients on service during the period.
(2)	Average daily census is total patient days divided by the number of days in the period.
(3)	Average length of stay is the average number of days a patient is on service, calculated upon discharge, and is total patient days divided by total discharges in the period.
(4)	Patient days is days of service for all patients in the period.
(5)	Revenue per patient day is hospice revenue divided by the number of patient days in the period.
*

Management deems these metrics to be key performance indicators. Management uses these metrics to monitor our performance, both in our existing operations and acquisitions. Many of these metrics serve as the basis of reported revenues and assessment of these, provide direct correlation to the results of operations from period to period and facilitate comparison with the results of our peers. Historical trends established in these metrics can be used to evaluate current operating results, identify trends affecting our business, determine the allocation of resources and assess the quality and potential variability of our cash flows and earnings. We believe they are useful to investors in evaluating and understanding our business but should not be used solely in assessing the Company’s performance. These key performance indicators should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented herein to fully evaluate and understand the business as a whole. These measures may not be comparable to similarly-titled performance indicators used by other companies.

In the second quarter of 2018, with the completion of the acquisition of Ambercare, we began operating a hospice segment. Hospice generates net service revenues by providing care to patients with a life expectancy of six months or less and their families. Net service revenues from Medicare and managed care organizations accounted for 93.6% and 5.6% for the year ended December 31, 2018, respectively.

Gross profit, expressed as a percentage of net service revenues was 46.9% for the year ended December 31, 2018. General and administrative expenses, expressed as a percentage of net service revenues was 19.9% for the year ended December 31, 2018. The hospice segment’s general and administrative expenses primarily consist of administrative employee wages, taxes and benefit costs, rent, information technology and office expenses. The hospice segment’s operating income was $5.1 million for the year ended December 31, 2018.

Home Health Segment

	For the Years Ended December 31,
	2018
Home Health Segment	Amount	% of Segment Net Service Revenues
	(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$6,856	100.0%
Cost of services revenues	4,569	66.6
Gross profit	2,287	33.4
General and administrative expenses	1,543	22.6
Provision for doubtful accounts	2	—
Segment operating income	$742	10.8%

Business Metrics (Actual Numbers)
Locations at period end	10
New admissions * (1)	1,757
Recertifications * (2)	1,443
Total volume * (3)	3,200
Visits * (4)	53,711

Segment Revenue by Payor
Medicare	$6,034	88.0%
Managed care organizations	752	11.0
Other	70	1.0
Total segment net service revenues	$6,856	100.0%

Segment revenue by significant states
New Mexico	$6,856	100.0%
Total segment net service revenues	$6,856	100.0%

(1)	Represents new patients during the period.
(2)

A home health certification period is an episode of care that begins with a start of care visit and continues for 60 days. If at the end of the initial episode of care, the patient continues to require home health services, a recertification is required. This represents the number of recertifications during the period.

(3)	Total volume is total admissions and total recertifications in the period.
(4)	Represents number of services to patients in the period.
*

Management deems these metrics to be key performance indicators. Management uses these metrics to monitor our performance, both in our existing operations and acquisitions. Many of these metrics serve as the basis of reported revenues and assessment of these, provide direct correlation to the results of operations from period to period and facilitate comparison with the results of our peers. Historical trends established in these metrics can be used to evaluate current operating results, identify trends affecting our business, determine the allocation of resources and assess the quality and potential variability of our cash flows and earnings. We believe they are useful to investors in evaluating and understanding our business but should not be used solely in assessing the Company’s performance. These key performance indicators should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented herein to fully evaluate and understand the business as a whole. These measures may not be comparable to similarly-titled performance indicators used by other companies.

On May 1, 2018, with the acquisition of Ambercare, we began operating a home health segment. Home health generates net service revenues by providing home health services on a short-term, intermittent or episodic basis to individuals, generally to treat an illness or injury. Net service revenues from Medicare and managed care organizations accounted for 88.0% and 11.0% for the year ended December 31, 2018, respectively.

Gross profit, expressed as a percentage of net service revenues was 33.4% for the year ended December 31, 2018. General and administrative expenses, expressed as a percentage of net service revenues was 22.6% for the year ended December 31, 2018. The home health segment’s general and administrative expenses consist of administrative employee wages, taxes and benefit costs, rent, information technology and office expenses. The home health segment’s operating income was $0.7 million for the year ended December 31, 2018.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash from operations and borrowings under our credit facility. During the year ended December 31, 2019, we received cash proceeds from the issuance and sale of shares of common stock in our Public Offering as described below. As also described below, we entered into a credit agreement on May 8, 2017 that replaced the 2015 Credit Agreement (as hereinafter defined). We amended and restated our credit agreement on October 31, 2018 and entered into an amendment of that agreement on September 12, 2019. At December 31, 2019 and 2018, we had cash balances of $111.7 million and $70.4 million, respectively.

We drew approximately $23.5 million on the revolver portion of our credit facility to fund, in part, the purchase price for the Alliance acquisition on August 1, 2019. Additionally, we drew $19.6 million on the delayed draw term loan portion of our credit facility to fund, in part, the VIP acquisition on June 1, 2019. At December 31, 2019, we had a total of $43.4 million in revolving loans, with an interest rate of 3.44%, and $18.9 million of term loans, with an interest rate of 3.45%, outstanding on our credit facility. After giving effect to the amount drawn on our credit facility, approximately $10.0 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA (as defined in the Credit Agreement), we had $191.4 million available for borrowing under our credit facility.

During the year ended December 31, 2018, we drew a total of approximately $60.4 million on our delayed draw term loan under our credit facility to fund the acquisitions of Ambercare and Arcadia. At December 31, 2018, the term loan was paid in full in connection with the Credit Agreement (as hereinafter defined) entered into during the fourth quarter of 2018, as discussed below.

At December 31, 2018, we had a total of $20.0 million revolving loans outstanding on our credit facility with an interest rate of 4.35%. After giving effect to the amount drawn on our credit facility, approximately $10.8 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA (as defined in the Credit Agreement), we had $137.4 million available for borrowing under our revolving credit loan facility.

Cash flows from operating activities represent the inflow of cash from our payor clients and the outflow of cash for payroll and payroll taxes, operating expenses, interest and taxes. Due to its revenue deficiencies as well as budget and financing issues, from time to time the state of Illinois has reimbursed us on a delayed basis with respect to our various agreements including with our largest payor, the Illinois Department on Aging. The open receivable balance from the Illinois Department on Aging increased by $14.9 million from $22.7 million as of December 31, 2018 to $37.6 million as of December 31, 2019. As discussed in Part I, Item 1—“Business” hereof, the State of Illinois finalized its fiscal year 2020 budget with the inclusion of an appropriation to raise in-home care rates to offset previous minimum wage increases by the Chicago City Counsel, however, if future budgets are not enacted in the State of Illinois, timely payments could be delayed in the future.

COVID-19

The impact of the COVID-19 pandemic is fluid and continues to evolve, and, therefore, we cannot currently predict with certainty the extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted. Given the dynamic nature of these circumstances, the related financial effect cannot be reasonably estimated at this time but is not expected to materially adversely impact our business. See Part I, Item 1A.—“Risk Factors—The COVID-19 pandemic could negatively affect our operations, business and financial condition, and our liquidity could also be negatively impacted, particularly if the U.S. economy remains unstable for a significant amount of time.”

In April 2020, the Company received grants in an aggregate principal amount of $6.9 million, for which it did not apply, from the Relief Fund, as part of the automatic general distributions by HHS, and in June 2020, the Company returned these funds. While we may receive further financial, tax or other relief and other benefits under and as a result of the CARES Act, the PPPHCE Act and other stimulus measures, it is not possible to estimate at this time the need, availability, extent or impact of any such relief.

Public Offering

On September 9, 2019, we completed a public offering of an aggregate 2,300,000 shares of common stock, par value $0.001 per share, including 300,000 shares of common stock sold pursuant to the exercise in full by the underwriters of their option to purchase additional shares, at a public offering price of $79.50 per share (the “Public Offering”). We received net proceeds of approximately $172.9 million, after deducting underwriting discounts and estimated offering expenses of approximately $9.9 million, in connection with the completion of the Public Offering. We used approximately $130.0 million from the net proceeds of the offering to fund the purchase price for our acquisition of Hospice Partners on October 1, 2019 and may use any remaining net proceeds of the offering for general corporate purposes, including future acquisitions or investments, and the repayment of indebtedness outstanding under our credit facility.

On August 20, 2018, we, together with Eos Capital Partners III, L.P. (the “Selling Stockholder”) completed a secondary public offering of an aggregate 2,100,000 shares of common stock, par value $0.001 per share at a purchase price per share to the public of $59.00 (the “2018 Public Offering Price”). Pursuant to the terms and conditions of the Underwriting Agreement, 1,075,267 shares of common stock were issued and sold by us (the “Primary Shares”) and 1,024,733 shares of Common Stock were sold by the Selling Stockholder (the “Secondary Shares”). Net proceeds of approximately $59.1 million were received by us from the sale of 1,075,267 Primary Shares. On August 22, 2018, the underwriters exercised their full over-allotment option in connection with the offering and, as a result, we issued and sold an additional 315,000 shares of common stock to the underwriters at the 2018 Public Offering Price, less the underwriting discount. The over-allotment resulted in additional net proceeds to us of approximately $17.5 million. We used the proceeds received from this offering for general corporate purposes, and to pay down the $102.6 million of our delayed term loan discussed above in connection with the amendment and restatement of our credit facility. We did not receive any of the proceeds from the sale of the Secondary Shares. The secondary offering resulted in an increase to additional paid in capital of approximately $76.6 million, net of issuance costs of $5.4 million, on our Consolidated Balance Sheets at December 31, 2018.

Amended and Restated Senior Secured Credit Facility

On October 31, 2018, we entered into the Amended and Restated Credit Agreement, dated as of October 31, 2018, with certain lenders and Capital One, National Association, as a lender and as agent for all lenders (as amended by the Amendment (as hereinafter defined), the “Credit Agreement”), which amended and restated our 2017 Credit Agreement (as defined below). This credit facility totaled $269.6 million, inclusive of a $250.0 million revolving loan and a $19.6 million delayed draw term loan and is evidenced by the Credit Agreement. This credit facility amended and restated our existing senior secured credit facility totaling $250.0 million. As used throughout this Annual Report on Form 10-K, “credit facility” shall mean either the credit facility evidenced by the Credit Agreement, the credit facility evidenced by the 2017 Credit Agreement, or the credit facility evidenced by the 2015 Credit Agreement, as the case may be.

The maturity of this credit facility is May 8, 2023. Interest on this credit facility may be payable at (x) the sum of (i) an applicable margin ranging from 0.75% to 1.50% based on the applicable senior net leverage ratio plus (ii) a base rate equal to the greatest of (a) the rate of interest last quoted by The Wall Street Journal as the “prime rate,” (b) the sum of the federal funds rate plus a margin of 0.50% and (c) the sum of the adjusted LIBOR that would be applicable to a loan with an interest period of one month advanced on the applicable day (not to be less than 0.00%) plus a margin of 1.00% or (y) the sum of (i) an applicable margin ranging from 1.75% to 2.50% based on the applicable senior net leverage ratio plus (ii) the offered rate per annum for similar dollar deposits for the applicable interest period that appears on Reuters Screen LIBOR01 Page (not to be less than zero). Swing loans may not be LIBOR loans. The availability of additional draws under this credit facility is conditioned, among other things, upon (after giving effect to such draws) the Total Net Leverage Ratio (as defined in the Credit Agreement) not exceeding 3.75:1.00. In certain circumstances, in connection with a Material Acquisition (as defined in the Credit Agreement), we can elect to increase our Total Net Leverage Ratio compliance covenant to 4.25:1.00 for the then current fiscal quarter and the three succeeding fiscal quarters. In connection with this credit facility, we incurred approximately $0.9 million of debt issuance costs.

Addus HealthCare is the borrower, and its parent, Holdings, and substantially all of Holdings’ subsidiaries are guarantors under this credit facility, and it is collateralized by a first priority security interest in all of our and the other credit parties’ current and future tangible and intangible assets, including the shares of stock of the borrower and subsidiaries. The Credit Agreement contains affirmative and negative covenants customary for credit facilities of this type, including limitations on us with respect to liens, indebtedness, guaranties, investments, distributions, mergers and acquisitions and dispositions of assets.

We pay a fee ranging from 0.20% to 0.35% based on the applicable senior net leverage ratio times the unused portion of the revolving loan portion of the credit facility.

The Credit Agreement contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The Credit Agreement also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum Interest Coverage Ratio (as defined in the Credit Agreement), a requirement to stay below a maximum Total Net Leverage Ratio (as defined in the Credit Agreement) and a requirement to stay below a maximum permitted amount of capital expenditures, as well as restrictions on guarantees, indebtedness, liens, investments and loans, subject to customary carve outs, a restriction on dividends (provided that Addus HealthCare may make distributions to us in an amount that does not exceed $7.5 million in any year absent of an event of default, plus limited exceptions for tax and administrative distributions), a restriction on the ability to consummate acquisitions (without the consent of the lenders) under our credit facility subject to compliance with the Total Net Leverage Ratio (as defined in the Credit Agreement) thresholds, restrictions on mergers, dispositions of assets, and affiliate transactions, and restrictions on fundamental changes and lines of business.

On September 12, 2019, we entered into a First Amendment (the “Amendment”) to our Credit Agreement. The Amendment increased our credit facility by $50.0 million in incremental revolving loans, for an aggregate $300.0 million in revolving loans. The Amendment provides that future incremental loans may be for term loans or an increase to the revolving loan commitments. The Amendment further provides that the proceeds of the incremental revolving loan commitments may be used for, among other things, general corporate purposes. In connection with this Amendment, we incurred approximately $0.4 million of debt issuance costs.

At December 31, 2019, we were in compliance with our financial covenants under the Credit Agreement. However, we were unable to timely file this Annual Report on Form 10-K, which would have included our audited financial statements for the year ended December 31, 2019. The Company is required to deliver annual audited financial statements under the affirmative covenants of its Credit Agreement. The Company obtained consent from the Required Lenders (as defined in the Credit Agreement) to extend the timeline of the audited financials for the year ended December 31, 2019 to not later than October 31, 2020.

Senior Secured Credit Facility

Prior to October 31, 2018, we were a party to a Credit Agreement, dated as of May 8, 2017 (the “2017 Credit Agreement”), with certain lenders and Capital One, National Association, as a lender and swing lender and as agent for all lenders. This credit facility totaled $250.0 million, replaced our previous senior secured credit facility, and terminated the Second Amended and Restated Credit and Guaranty Agreement, dated as of November 10, 2015, as modified by the May 24, 2016 amendment (as amended, the “2015 Credit Agreement”), between us, certain lenders and Fifth Third Bank, as agent. The credit facility evidenced by the 2015 Credit Agreement included a $125.0 million revolving loan, a $45.0 million term loan and an $80.0 million delayed draw term loan.

On October 31, 2018, we repaid in full the outstanding debt balance of $102.6 million together with accrued interest of $0.5 million and amended and restated the 2017 Credit Agreement.

Cash Flows

The following table summarizes historical changes in our cash flows for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017

Net cash provided by operating activities	$12,019	$33,203	$52,771
Net cash used in investing activities	(188,697)	(67,789)	(24,268)
Net cash provided by financing activities	217,986	51,238	17,238

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Net cash provided by operating activities was $12.0 million for the year ended December 31, 2019, compared to $33.2 million in 2018 due to changes in accounts receivable primarily related to the growth in revenue and an increase in days sales outstanding (“DSO”) during the year ended December 31, 2019 compared to 2018, as described below. The related receivables due from the Illinois Department on Aging represented 25.1% and 23.1% of net accounts receivable at December 31, 2019 and 2018, respectively.

Net cash used in investing activities was $188.7 million for the year ended December 31, 2019, compared to $67.8 million for the year ended December 31, 2018. Our investing activities for the year ended December 31, 2019 primarily consisted of $135.6 million for the acquisition of Hospice Partners, $29.9 million for the acquisition of VIP, $23.5 million for the acquisition of Alliance, and $4.6 million in purchases of property and equipment primarily related to our ongoing investments in our technology infrastructure. Our investing activities for the year ended December 31, 2018 consisted of $39.6 million for the acquisition of Ambercare, net of cash acquired of $12.0 million, $18.9 million for the acquisition of Arcadia, $3.3 million for the acquisition of LifeStyle and $3.4 million in purchases of property and equipment primarily related to investments in our technology infrastructure.

Net cash provided by financing activities was $218.0 million for the year ended December 31, 2019 as compared to $51.2 million for the year ended December 31, 2018. Our financing activities for the year ended December 31, 2019 primarily related to net proceeds from our Public Offering of $172.9 million, borrowings of approximately $23.5 million on the revolver portion of our credit facility to fund the Alliance acquisition, borrowings of $19.6 million on the delayed draw term loan portion of our credit facility to fund, in part, the VIP acquisition and $3.2 million in cash received from the exercise of stock options. Our financing activities for the year ended December 31, 2018 were from net proceeds from our secondary offering of $76.6 million, borrowings of $60.4 million on the delayed draw term loan portion of our credit facility to fund the acquisitions of Arcadia and Ambercare, $104.9 million of payments on our term loan portion of the credit facility, $20.0 million borrowing on the revolver, $1.0 million in payments on financing lease obligations and $1.0 million in cash received from the exercise of stock options.

Cash Flows

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

For the comparison of fiscal years 2018 and 2017, refer to Part II, Item 7—“Liquidity and Capital Resources” on Form 10-K for our fiscal year ended December 31, 2018, filed with the SEC on March 15, 2019 under the subheading—“Year Ended December 31, 2018 Compared to Year Ended December 31, 2017.”

Outstanding Accounts Receivable

Gross accounts receivable as of December 31, 2019 and 2018 were $150.6 million and $99.2 million, respectively. Outstanding accounts receivable, net of the allowance for doubtful accounts, increased by $51.4 million as of December 31, 2019 as compared to December 31, 2018. This increase is related to the increase in DSO, the accrual of a one-time bonus payment from the Illinois Department on Aging of $6.8 million, received in May of 2020, as well as increases of approximately $13 million with the acquisitions of Hospice Partners, VIP and Alliance during the year ended December 31, 2019. Our collection procedures include review of account aging and direct contact with our payors. We have historically not used collection agencies. An uncollectible amount is written off to the allowance account after reasonable collection efforts have been exhausted.

We calculate our DSO by taking the accounts receivable outstanding net of the allowance for doubtful accounts divided by the net service revenues for the last quarter, multiplied by the number of days in that quarter. Our DSOs were 72, 65 and 70 days at December 31, 2019, 2018 and 2017, respectively. The DSOs for our largest payor, the Illinois Department on Aging, at December 31, 2019, 2018 and 2017 were 78, 51 and 74 days, respectively. We may not receive payments on a consistent basis in the near term and our DSOs and the DSO for the Illinois Department on Aging may increase despite the state of Illinois’s enactment of state budgets for fiscal years 2020 and 2021.

The economic slowdown caused by the COVID-19 pandemic poses significant risks to states’ budgets for the 2021 fiscal year, which began July 1 in most states. Depending on the severity and length of a downturn, sales tax collections and income tax withholdings could continue to be depressed in fiscal 2021 and, potentially, future fiscal years. States could face significant fiscal challenges and may have no choice but to revise their revenue forecasts and adjust their budgets for fiscal 2021 and, potentially, future fiscal years, accordingly. In New York, which started its fiscal year April 1, the state comptroller recently estimated that the state would collect at least $10 billion less than originally forecasted, the first year-to-year cut since 2011. The current New York fiscal plan authorizes the state of New York to issue up to $8 billion in short-term bonds to provide funds in case of reduced revenues during the fiscal year, tentatively scheduled for October 2020, December 2020 and March 2021. It also allows two state authorities to provide the state with a $3 billion line of credit in the new fiscal year. Congress could provide additional relief with additional stimulus and relief legislation, including extension of unemployment benefits and relief for states. We cannot determine the impact that COVID-19 may have on states budgets for 2021 or beyond, however, such impacts could have a material adverse effect on our financial condition, results of operations and cash flows.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

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

Our significant accounting policies are described in Note 1 to the Notes to Consolidated Financial Statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. We base our estimates and judgments on historical experience and other sources and factors that we believe to be reasonable under the circumstances, however, actual results may differ from these estimates. Our critical accounting policies requiring estimates, assumptions and judgments that we believe have the most significant impact on our consolidated financial statements are described below.

Goodwill and Intangible Assets

Under business combination accounting, assets and liabilities are generally recognized at their fair values and the difference between the consideration transferred, excluding transaction costs, and the fair values of the assets and liabilities is recognized as goodwill. The Company’s significant identifiable intangible assets consist of customer and referral relationships, trade names and trademarks and state licenses. The Company uses various valuation techniques to determine initial fair value of its intangible assets, including relief-from-royalty, income approach, discounted cash flow analysis, and multi-period excess earnings, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Under these valuation approaches, we are required to make estimates and assumptions about future market growth and trends, forecasted revenue and costs, expected periods over which the assets will be utilized, appropriate discount rates and other variables. The Company estimates the fair values of the trade names using the relief-from-royalty method, which requires assumptions such as the long-term growth rates of future revenues, the relief from royalty rate for such revenue, the tax rate and the discount rate. The Company estimates the fair value of existing indefinite-lived state licenses based on a blended approach of the replacement cost method and cost savings method, which involves estimating the total process costs and opportunity costs to obtain a license, by estimating future earnings before interest and taxes and applying an estimated discount rate, tax rate and time to obtain the license. The Company estimates the fair value of existing finite-lived state licenses based on a method of analyzing the definite revenue streams with the license and without the license, which involves estimating revenues and expenses, estimated time to build up to a current revenue base, which is market specific, and the non-licensed revenue allocation, revenue growth rates, discount rate and tax amortization benefits. The Company estimates the fair value of customer and referral relationships based on a multi-period excess earnings method, which involves identifying revenue streams associated with the assets, estimating the attrition rates based upon historical financial data, expenses and cash flows associated with the assets, contributory asset charges, rates of return for specific assets, growth rates, discount rate and tax amortization benefits. The Company estimates the fair value of non-competition agreements based on a method of analyzing the factors to compete and factors not to compete, which involves estimating historical financial data, forecasted financial statements, growth rates, tax amortization benefit, discount rate, review of factors to compete and factors not to compete as well as an assessment of the probability of successful competition for each non-competition agreement.

The carrying value of our goodwill is the excess of the purchase price over the fair value of the net assets acquired from various acquisitions. In accordance with ASC Topic 350, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite useful lives are not amortized. We test goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. We may use a qualitative test, known as “Step 0,” or a two-step quantitative method to determine whether impairment has occurred. In Step 0, we can elect to perform an optional qualitative analysis and based on the results skip the two-step analysis. Additionally, it is our policy to update the fair value calculation of our reporting units and perform the quantitative goodwill impairment test on a periodic basis. For the years ended December 31, 2019 and 2018, we performed the quantitative analysis to evaluate whether an impairment occurred. In 2017, we elected to implement Step 0 and were not required to conduct the remaining two-step analysis. Based on the totality of the information available, we concluded that it was more likely than not that the estimated fair values were greater than the carrying values of the reporting units, and as such, no further analysis was required. We concluded that there were no impairments for the years ended December 31, 2019, 2018 or 2017. As of December 31, 2019 and 2018, goodwill was $275.4 million and $135.4, respectively, included in our Consolidated Balance Sheets.

Our identifiable intangible assets consist of customer and referral relationships, trade names, trademarks, state licenses and non-competition agreements. Definite-lived intangible assets are amortized using straight-line and accelerated methods based upon the estimated useful lives of the respective assets, which range from three to twenty-five years, and assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Customer and referral relationships are amortized systematically over the periods of expected economic benefit, which range from five to ten years. We would recognize an impairment loss when the estimated future non-discounted cash flows associated with the intangible asset are less than the carrying value. An impairment charge would then be recorded for the excess of the carrying value over the fair value. We estimate the fair value of these intangible assets using the income approach. In accordance with ASC Topic 350, Goodwill and Other Intangible Assets, intangible assets with indefinite useful lives are not amortized. We test intangible assets with indefinite useful lives for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. No impairment charge was recorded for the years ended December 31, 2019, 2018 or 2017. As of December 31, 2019 and 2018, intangibles, net of accumulated amortization, was $57.1 million and $23.8 million, respectively, included in our Consolidated Balance Sheets. Amortization of intangible assets is reported in the statement of income caption, “Depreciation and amortization” and not included in the income statement caption cost of service revenues.

Revenue Recognition, Accounts Receivable and Allowances

Net service revenue is recognized at the amount that reflects the consideration the Company expects to receive in exchange for providing services directly to consumers. Receipts are from federal, state and local governmental agencies, managed care organizations, commercial insurers and private consumers for services rendered. The Company assesses the consumers' ability to pay at the time of their admission based on the Company's verification of the customer's insurance coverage under the Medicare, Medicaid, and other commercial or managed care insurance programs. Laws and regulations governing the governmental programs in which we participate are complex and subject to interpretation. Net service revenue related to uninsured accounts, or self-pay, is recorded net of implicit price concessions estimated based on historical collection experience to reduce revenue to the estimated amount we expect to collect. Amounts collected from all sources may be less than amounts billed due to implicit price concessions resulting from client eligibility issues, insufficient or incomplete documentation, services at levels other than authorized, pricing differences and other reasons unrelated to credit risk. We monitor our net service revenues collections from these sources and record any necessary adjustment to net service revenue based upon management’s assessment of historical write offs and expected net collections, business and economic conditions, trends in federal, state and private employer health care coverage and other collection indicators.

Accounts receivable is reduced to the amount expected to be collected in future periods for services rendered to customers prior to the balance sheet date. Management estimates the value of accounts receivable, net of allowances for implicit price concessions based upon historical experience and other factors, including an aging of accounts receivable, evaluation of expected adjustments, past adjustments and collection experience in relation to amounts billed, current contract and reimbursement terms, shifts in payors and other relevant information. Collection of service revenue we expect to receive is normally a function of providing complete and correct billing information to the payors within the various filing deadlines. The evaluation of these historical and other factors involves complex, subjective judgments impacting the determination of the implicit price concession assumption. In addition, we compare our cash collections to recorded net service revenue and evaluate our historical allowances, including implicit price concessions, based upon the ultimate resolution of the accounts receivable balance.

Prior to 2018, we established an allowance for doubtful accounts to the extent it was probable that a portion or all of a particular account would not be collected. We established a provision for doubtful accounts primarily by reviewing the creditworthiness of significant customers and through evaluations over the collectability of the receivables. An allowance for doubtful accounts was maintained at a level that our management believed was sufficient to cover potential losses.

With the modified retrospective adoption of ASU 2014-09, Revenue from Contracts with Customers, in 2018 subsequent adjustments that are determined to be the result of an adverse change in the payor’s ability to pay are recognized as provision for doubtful accounts. The majority of what historically was classified as provision for doubtful accounts under operating expenses is now treated as an implicit price concession factored into the determination of net service revenues discussed above. Our collection procedures include review of account aging and direct contact with our payors. We have historically not used collection agencies. An uncollectible amount is written off to the allowance account after reasonable collection efforts have been exhausted. As of December 31, 2019 and 2018, the allowance for doubtful accounts balance was $1.0 million and $0.9 million, respectively, which is included in accounts receivable, net of allowances on our Consolidated Balance Sheets.

Recent Accounting Pronouncements

Refer to Note 1 to the Notes to Consolidated Financial Statements for further discussion.

Contractual Obligations and Commitments

We had outstanding letters of credit of $10.0 million at December 31, 2019. These standby letters of credit benefit our third-party insurer for our high deductible workers’ compensation insurance program. The amount of the letters of credit is negotiated annually in conjunction with the insurance renewals.

The following table summarizes our cash contractual obligations as of December 31, 2019:

		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(Amounts in Thousands)
Revolving loan under the amended and restated credit facility, 3.53% due 2023	$43,458	$—	$—	$43,458	$—
Term loan under the amended and restated credit facility, 3.55% due 2023	18,865	735	1,960	16,170	—
Interest payable on revolving and term loans (1)	10,105	3,276	5,828	1,001	—
Operating leases	23,593	7,975	11,266	3,963	389
Total contractual obligations	$96,021	$11,986	$19,054	$64,592	$389

(1)

As described in Note 9 to the Notes to Consolidated Financial Statements, interest on borrowings under the revolving and term loan are variable. The calculated interest payable amounts above use actual rates available through January 2020 and assumes the January rates of 3.53% and 3.55%, respectively, are for all future interest payable on revolving and term loans.

Impact of Inflation

Inflation in the past several years in the United States has been modest. Future inflation would have mostly negative impacts on our business. Rising price levels might allow us to increase our fees to private pay clients, but would cause our operating costs, particularly the wages we pay our caregivers, to increase. Further, our ability to realize rate increases from government programs might be limited despite inflation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt, including, without limitation, the potential impact of the discontinuation or modification of LIBOR. As of December 31, 2019, we had outstanding borrowings of approximately $62.3 million on our credit facility, all of which was subject to variable interest rates. As of December 31, 2018, we had outstanding borrowings of approximately $20.0 million on our credit facility, all of which was subject to variable interest rates. If the variable rates on this debt were 100 basis points higher than the rate applicable to the borrowing during the year ended December 31, 2019, our net income would have decreased by $0.3 million, or $0.02 per diluted share. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements together with the related Notes to Consolidated Financial Statements and the report of our independent registered public accounting firm, are set forth on the pages indicated in Part IV, Item 15—“Exhibits and Financial Statement Schedules.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2019 due to the material weaknesses in internal control over financial reporting described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO)”. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded our internal control over financial reporting was not effective as of December 31, 2019, due to the material weaknesses identified below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Through the process of evaluating risks and corresponding changes to the design of existing or the implementation of new controls in light of the significant growth of our Company, we have identified certain deficiencies in our application of the principles associated with the COSO framework that management has concluded in the aggregate constitute a material weakness. We did not effectively design and maintain controls in response to the risks of material misstatement. Specifically, changes to existing controls or the implementation of new controls have not been sufficient to respond to changes to the risks of material misstatement in financial reporting. As a result of this deficiency in the design and implementation of an effective risk assessment, this material weakness contributed to certain control deficiencies that management has concluded result in the following additional material weaknesses:

•

We did not design and maintain effective controls over the review and approval of hours worked and billed. Specifically, effective controls were not designed and maintained to validate that hours worked and billed were complete and accurate in our accounting records. This material weakness did not result in a misstatement of our annual or interim financial statements.

•

We did not design and maintain effective controls over the accuracy of the implicit price concession assumption used in the estimation of the recoverability of unadjudicated net service revenues (accounts receivable, net). This material weakness resulted in immaterial audit adjustments to increase the provision for doubtful accounts and revision of our consolidated financial statements for the year ended December 31, 2017, and to decrease net service revenues and accounts receivable and the revision of our consolidated financial statements for the year ended December 31, 2018, and each of the interim periods of 2018 and the first three quarters of 2019.

These material weaknesses could have resulted in misstatements of the interim or annual consolidated financial statements and disclosures that could have resulted in a material misstatement that would not be prevented or detected.

Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

We excluded Hospice Partners, Alliance and VIP, each of which are wholly-owned subsidiaries, from our assessment of internal control over financial reporting as of December 31, 2019 because they were acquired in purchase business combinations on October 1, 2019, August 1, 2019 and June 1, 2019, respectively. Hospice Partners represented 2.3% of our revenues and 6.4% of our operating income, respectively, for the year ended December 31, 2019. Alliance represented 1.4% of our revenues and 5.9% of our operating income, respectively, for the year ended December 31, 2019. VIP represented 4.6% of our revenues and (0.5)% of our operating income, respectively, for the year ended December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears within Part IV, Item 15—“Exhibits and Financial Statement Schedules.”.

Remediation Efforts with Respect to the Material Weaknesses

Our management has an ongoing remediation plan to address the material weaknesses described above. Over time, our Company has taken a number of initial steps to address the risks related to a larger, more complex organization. We have identified dedicated internal resources supplemented with third-party specialists to assist with formalizing a robust and detailed remediation plan and updated risk assessment, including identifying and assessing those risks commensurate with the significant changes within our Company.

For the material weakness related to the review and approval of hours worked and billed, we continued the implementation of our remediation plan which included obtaining and reviewing the 2019 Service Organization Control 1 Type 2 (“SOC 1 Type 2”) report from our preferred electronic visit verification (“EVV”) vendor, enhancing existing controls to increase our level of precision, and adding new payroll controls. While significant progress has been made, the previously identified material weakness continues to exist as of December 31, 2019, and we will consider remediation complete after the applicable controls are designed, implemented, and operate for a sufficient period of time and management has concluded that these controls are designed and operating effectively.

For the material weakness related to unadjudicated net service revenues, we have initiated steps to implement additional analyses using cash collections data into our standing internal controls system. The material weakness will not be considered remediated until the applicable controls are designed, implemented, and operate for a sufficient period of time and management has concluded that these controls are designed and operating effectively.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Our Amended and Restated Bylaws (the “Bylaws”) divide our Board into three classes with the terms of office of each class ending in successive years. Our Bylaws empower our Board to fix the exact number of directors and appoint persons to fill any vacancies on the Board until the next election of the class for which such director was chosen. We have set forth below information with respect to directors of the Company. Certain members of the Board, including Mark L. First and Steven I. Geringer, were initially elected pursuant to a shareholders’ agreement dated September 19, 2006 (the “Shareholders’ Agreement”). The Shareholders’ Agreement was terminated in connection with the Company’s initial public offering completed on November 2, 2009 (the “2009 IPO”) and there are no remaining contractual rights to appoint directors. There are no other arrangements or understandings between any director and any other person pursuant to which any director was or is selected as a director or nominee.

R. Dirk Allison, age 64, has served as a director of the Company since 2010, and as President and Chief Executive Officer since January 2016. Since April 2019, Mr. Allison has served as a director of National Mentor Holdings, Inc., the holding company for Civitas Solutions, Inc., a home- and community-based health and human services provider. From 2013 to 2015, Mr. Allison served as a director of Curo Health Services, LLC, a hospice care provider. From 2013 to 2014, Mr. Allison served as the President and Chief Executive Officer of Correctional Healthcare Companies, Inc., a national provider of correctional healthcare solutions. Prior to joining Correctional Healthcare Companies, Inc., Mr. Allison served as the President and Chief Executive Officer of CCS Medical, Inc., a provider of mail order diabetic supplies, from 2011 to 2013. Prior to that, Mr. Allison served as Senior Vice President, Chief Financial Officer and Treasurer of Odyssey Healthcare, Inc. (Nasdaq: ODSY), a provider of hospice services. Odyssey Healthcare, Inc., was acquired in 2010 by Gentiva Health Services, Inc. (Nasdaq: GTIV), a $2 billion provider of home health and hospice services. Prior to joining Odyssey Healthcare, Inc. in 2006, Mr. Allison was Executive Vice President and Chief Financial Officer of Omniflight, Inc., an operator of aviation support services to the healthcare industry. Prior to Omniflight, Inc., Mr. Allison served for approximately three and a half years as Executive Vice President and Chief Financial Officer of Ardent Health Services LLC, an operator of acute care and behavioral care hospitals, and for approximately four years as Executive Vice President, Chief Financial Officer and Treasurer of Renal Care Group, Inc. (NYSE: RCI), an operator of dialysis centers. Between 1987 and 1999, Mr. Allison served as President and Chief Executive Officer of several publicly and privately held healthcare companies, including a physician practice management company and several institutional pharmacy providers. Mr. Allison earned a Bachelor of Business Administration at the University of Louisiana at Monroe (formerly Northeast Louisiana University) and a master’s degree in business administration at the University of Dallas. Mr. Allison is a Certified Public Accountant (CPA). We believe Mr. Allison’s qualifications to serve as a director of our Company include his experience in the healthcare industry and his expertise in business, corporate strategy and investment matters as well as his experience with multi-site healthcare companies and knowledge of regulations regarding government reimbursements.

Michael Earley, age 65, has served as a director of the Company since 2014. Since 2013, Mr. Earley has also advised on healthcare services and other businesses through a consulting company, Pelican Advisors, LLC, where he serves as Managing Member. Mr. Earley served as Chairman and CEO of Metropolitan Health Networks, Inc. (NYSE: MDF), an operator of a provider services network, from 2003 to 2013. Mr. Earley has been an advisor to public and privately owned companies, acting in a variety of management roles since 1997. From 1986 to 1997, Mr. Earley served in a number of senior management roles, including Chief Executive Officer, Chief Operational Officer, Chief Financial Officer and Corporate Development Officer, for Intermark, Inc. and Triton Group Ltd., both publicly traded diversified holding companies. Mr. Earley was CEO of Collins Associates, an institutional money management firm, from 2000 through 2002. Mr. Earley has also served as a director for several public companies throughout his career. Mr. Earley received undergraduate degrees in accounting and business administration from the University of San Diego. From 1978 to 1983, Mr. Earley was an audit and tax staff member of Ernst & Young LLP. We believe Mr. Earley’s qualifications to serve as a director of our Company include his experience in the healthcare industry, his financial literacy and his experience on other public company boards of directors.

Mark L. First, age 55, has served as a director of the Company since 2006. Mr. First held the title of President of the Company from 2006 to 2009; however, Mr. First was not paid for his service in his capacity as President and had no involvement in the management of Addus Healthcare, Inc. (“Addus Healthcare”). Mr. First is a Managing Director of Eos Management, L.P. (“Eos Management”) and its affiliates, which includes ECP Helios Partners III, L.P., ECP General III, L.P. and Eos Partners SBIC III, L.P. (the “Eos Funds”), where he has been employed since 1994. Mr. First was previously an investment banker with Morgan Stanley & Co., Incorporated (NYSE: MS) from 1991 to 1994. Mr. First has served as a director of PetIQ (Nasdaq: PETQ) since 2013 and is a director of several privately owned companies. Mr. First earned a Bachelor of Science in economics from The Wharton School of the University of Pennsylvania and a master’s degree in business administration from Harvard Business School. We believe Mr. First’s qualifications to serve as a director of our Company include his financial literacy and experience in business, corporate strategy and investment matters.

Steven I. Geringer, age 74, has served as a director of the Company since 2009 and as Chairman of the Board since January 2016. Mr. Geringer also served on the board of directors of Envision Healthcare Corp. (NYSE: EVHC), an ambulatory surgery center, medical transportation and physician services company from 2016 to October 2018, pursuant to its merger with AmSurg Corporation (Nasdaq: AMSG), on whose board of directors he had served since 1997, including serving as the chairman of the board of directors from 2009 to 2016. Mr. Geringer has also served on the board of directors of MedEquities Realty Trust, Inc. (NYSE: MRT), a healthcare REIT, from August 2015 to 2019. From December 2012 to April 2015, Mr. Geringer was a managing director at Alvarez & Marsal, LLC, a global professional services firm. Mr. Geringer serves on the boards of directors of several privately-held companies including Imedex, LLC, a medical education provider, FastPace Urgent Care, an urgent care clinic operator, and Stratasan, LLC, a healthcare data analytics software company. He also was chairman and a director of Qualifacts Systems, Inc., a software provider for behavioral health and human services providers, from 2002 to its sale in July 2014. Mr. Geringer’s career has focused almost exclusively on healthcare services companies as a founder, adviser, director and executive. Mr. Geringer earned a Bachelor of Science in economics from the University of Pennsylvania. We believe Mr. Geringer’s qualifications to serve as a director of our Company and as Chairman of the Board include his financial literacy, experience in the healthcare industry, his expertise in corporate strategy and development and his experience on other public company boards of directors.

Darin J. Gordon, age 49, has served as a director of the Company since October 2016. Mr. Gordon also has served as President and Chief Executive Officer of the consulting firm Gordon & Associates, LLC. since 2016 and as a founding partner of Speire Healthcare Strategies, LLC, a healthcare consulting firm, since June 2017. From 1996 to May 2016, Mr. Gordon was employed at the State of Tennessee’s Division of Health Care Finance and Administration, an $11 billion healthcare enterprise that provided services to nearly 1.5 million Tennesseans. In 2006, he became the division’s Chief Executive Officer and Director, which included his responsibilities as Director of TennCare, Tennessee’s Medicaid program. Prior to becoming the division’s Chief Executive Officer and Director, Mr. Gordon also served as the division’s Director of Managed Care Programs and Chief Financial Officer. Throughout his career, Mr. Gordon has held various board positions in both corporate and non-profit capacities, including at Advanced Care Partners and Upperline Health, Inc. as well as at Siloam Health. Mr. Gordon earned a Bachelor of Science from Middle Tennessee State University. We believe Mr. Gordon’s qualifications to serve as a director of our Company include his experience in business, corporate strategy and investment matters as well as his knowledge of regulations regarding government reimbursements.

Jean Rush, age 63, has served as a director of the Company since October 2018. From 2015 to July 2018, Ms. Rush served as the Executive Vice President of Government Markets at HighMark Inc., an affiliate of BlueCross BlueShield. During her tenure at HighMark Inc., Ms. Rush held various board positions in both corporate and non-profit capacities, including Gateway Health Solutions, Highmark Delaware, West Virginia Family Health, and Highmark Select Resources. Prior to serving at Highmark, Ms. Rush served in various executive roles with Centene Corporation (NYSE: CNC) from 2011 to 2015, most recently as Senior Vice President, Complex Care. Ms. Rush currently serves, and has served in the past, on the board of directors of numerous privately owned healthcare companies. Ms. Rush is also a member of the board of directors and chair of the compensation committee of Women Business Leaders in the U.S. Healthcare Industry. Ms. Rush earned a Bachelor of Arts at Boston College and a master’s degree in business administration at the University of Connecticut. We believe Ms. Rush’s qualifications to serve as a director of our Company include her experience in the healthcare industry, experience with Medicare and Medicaid, including Medicare Advantage, executive business experience and experience on other company boards of directors.

Susan T. Weaver, M.D., age 59, has served as a director of the Company since October 2016. Since March 2020, Dr. Weaver has served as Chief Executive Officer of KEPRO, a diversified healthcare information company, where she has been President since July 2018, and from July 2016 to July 2018, Dr. Weaver served as the Chief Executive Officer of the healthcare services company C3 HealthcareRx, LLC. Prior to joining C3 Healthcare Rx, she was President of Transformation Health Partners, a healthcare consulting company she founded in 2015. From 2012 to 2015, Dr. Weaver served at Blue Cross Blue Shield of North Carolina, the state’s largest health insurer, completing her service there as Chief Medical Officer. From 2009 to 2012, Dr. Weaver held various executive positions at WakeMed Health & Hospitals, a healthcare services provider, including Executive Vice President of Medical Affairs. Dr. Weaver has also served on the board of directors of Veritas Collaborative, LLC, a specialty healthcare company, since February 2017 and AdaptHealth Corp. (Nasdaq: AHCO), a home medical equipment company, since November 2019. She previously served on the board of directors for DFB Healthcare Acquisitions Corp. (Nasdaq: DFBH) until its merger with AdaptHealth Corp. Dr. Weaver also previously served on the board of directors of several privately held healthcare companies and nonprofit organizations. Dr. Weaver earned a Bachelor of Science in psychology from Duke University and an M.D. from the Duke University School of Medicine. She completed postgraduate training at Massachusetts General Hospital in Boston. Dr. Weaver is board-certified in Internal Medicine and is a Fellow of the American College of Physicians. We believe Dr. Weaver’s qualifications to serve as a director of our Company include her experience in the practice of medicine, business, corporate strategy and the healthcare industry as well as her knowledge of regulations regarding government reimbursements.

Executive Officers

The Company’s executive officers as of July 31, 2020 are:

•	R. Dirk Allison;
•	Brian Poff;
•	W. Bradley Bickham;
•	Darby Anderson;
•	Laurie Manning;
•	Sean Gaffney;
•	David Tucker; and
•	Michel Wattenbarger.

R. Dirk Allison—The principal occupation and employment experience of Mr. Allison during the last five years is set forth above under the heading “Directors, Executive Officers and Corporate Governance—Directors.”

Brian Poff, age 48, has served as our Executive Vice President and Chief Financial Officer since May 2016. Mr. Poff has served in a number of financial positions in both public and private healthcare companies. From October 2015 to April 2016, he served as Chief Financial Officer and Treasurer of Oceans Healthcare, L.L.C., a provider of behavioral health services. Prior to Oceans Healthcare, Mr. Poff served as Senior Vice President of Finance, Chief Accounting Officer and Treasurer for CCS Medical, Inc., a provider of mail order diabetic supplies, from November 2011 to October 2015. Prior to CCS Medical, Mr. Poff served as the Corporate Controller for AccentCare, Inc., a provider of home health services. Mr. Poff also held the position of Division Chief Financial Officer—Hospice Services for Gentiva Health Services, Inc. (Nasdaq: GTIV), provider of home health and hospice services, and served as Assistant Controller for Odyssey HealthCare, Inc. (Nasdaq: ODSY), a provider of hospice services. Before working with Odyssey HealthCare, Inc., he served as the Controller for Horizon Health Corporation, a provider of behavioral health services, until its acquisition by Psychiatric Solutions, Inc., a psychiatric hospital operator, whereby he was elevated to the role of Division CFO. Mr. Poff earned a Bachelor of Business Administration in Accounting from Sam Houston State University.

W. Bradley Bickham, age 57, has served as our Executive Vice President and Chief Operating Officer since January 2017. Mr. Bickham has served in a variety of senior leadership roles in both public and private healthcare companies, following tenures in the legal and accounting fields. From September 2014 to January 2017, he served as Senior Vice President and Chief Legal Officer for United Surgical Partners International, an ambulatory surgery provider. Previously, he served as Executive Vice President and Chief Legal Officer for a number of firms, including Correctional Healthcare Companies, Inc., a provider of correctional healthcare solutions, from 2013 to August 2014 and CCS Medical, Inc., a provider of mail order diabetic supplies, from 2012 to 2013. He also served as Vice President, and later Senior Vice President and General Counsel for Odyssey HealthCare, Inc. (Nasdaq: ODSY), a provider of hospice services, from 2003 through its acquisition by Gentiva Health Services, Inc. (Nasdaq: GTIV), provider of home health and hospice services, in 2010. Mr. Bickham earned both a Bachelor of Science in Accounting and a law degree from Louisiana State University.

Darby Anderson, age 54, has served as our Executive Vice President and Chief Strategy Officer since November 2019. Mr. Anderson previously served as our Executive Vice President and Chief Development Officer from 2014 to November 2019 and as our Senior Vice President of Addus HealthCare from 2013 to 2014. Mr. Anderson joined Addus HealthCare in 1996, and has served in such capacities as a Regional Manager, Midwest, Regional Vice President, Midwest and East, and Vice President of Home and Community Services. Mr. Anderson earned a Bachelor of Arts degree from Michigan State University.

Laurie Manning, age 65, has served as our Executive Vice President and Chief Human Resource Officer since August 2017. From 2012 to August 2017, Ms. Manning served as the Vice President, Human Resources for Epic Health Services, Inc., which provides home health services for medically fragile children and adults in 21 states. Previously, she served at Humana, Inc. (NYSE: HUM) as Human Capital Leader, Human Resources and served 17 years with Concentra, Inc., a provider of healthcare services, for whom Ms. Manning most recently served for five years as Vice President, Human Resources, East Region. Ms. Manning’s professional certifications include SPHR (Senior Professional Human Resources) and SHRM-SCP (Society for Human Resource Management-Senior Certified Professional). She earned a Bachelor of Science degree from Bellevue University and a master’s degree in organizational leadership from Norwich University.

Sean Gaffney, age 41, has served as our Executive Vice President and Chief Legal Officer since April 2019. From 2015 to April 26, 2019, Mr. Gaffney served as General Counsel for Encompass Health – Home Health & Hospice, the fourth largest U.S. provider of skilled home health services. Previously, he served from 2014 to 2015 as the Executive Vice President of Corporate Development, General Counsel and Secretary of BroadJump, LLC, a software start-up producing innovative hospital cost-reduction technology. Mr. Gaffney earned a Bachelor of Arts from The University of Dallas and a law degree from Boston University School of Law, where he was a G. Joseph Tauro Scholar and managing editor of the Boston University International Law Journal.

David Tucker, age 56, has served as our Executive Vice President and Chief Development Officer since November 7, 2019. From March 2018 through October 2019, Mr. Tucker served as our Senior Vice President of Business Development, and from July 2016 through February 2018, he served as our Vice President Managed Care. Prior to joining the Company, Mr. Tucker served as Senior Vice President of Business Development for CCS Medical, one of the nation’s largest providers of mail order diabetic supplies, from 2012 to July 2016. Mr. Tucker earned a Bachelor of Science degree from Glenville State College.

Michael Wattenbarger, age 50, has served as our Executive Vice President and Chief Information Officer since November 7, 2019. From August 2019 to November 2019, Mr. Wattenbarger served as our Senior Vice President of Information Technology and from May 2018 to August 2019 as our Vice President of Information Technology. Previously, Mr. Wattenbarger served as the Chief Information Officer of LifeCare Management Services, a health care services company, from 2006 to May 2018. Mr. Wattenbarger earned both a Bachelor of Arts and a master’s degree in management information science from Louisiana State University at Shreveport.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than ten percent of a registered class of our equity securities (collectively, the “reporting persons”) to file reports of ownership and changes in ownership with the SEC and to furnish us with copies of these reports. Based upon our review of reports filed with the SEC by the reporting persons, and based upon written representations received from certain of the reporting persons, we believe that all of the reporting persons timely complied with the reporting requirements of Section 16(a) of the Exchange Act during 2019.

Code of Conduct

We have adopted a Code of Conduct that is applicable to all of our employees, officers and members of our Board of Directors, and our subsidiaries. The Code of Conduct addresses, among other things, legal compliance, conflicts of interest, corporate opportunities, protection and proper use of Company assets, confidential and proprietary information, integrity of records, compliance with accounting principles and relations with government agencies. A copy of the current version of our Code of Conduct is available in the Investors—Corporate Governance section of our internet website located at www.addus.com. A copy of the Code of Conduct is also available in print, free of charge, to any stockholder who requests it by writing to Addus HomeCare Corporation, 6303 Cowboys Way, Suite 600, Frisco, TX 75034. We intend to post amendments to or waivers from, if any, our Code of Conduct at this location on our website, in each case to the extent such amendment or waiver would otherwise require the filing of a Current Report on Form 8-K pursuant to Item 5.05 thereof.

Corporate Governance

Board of Directors

Our Board oversees our business and monitors the performance of management. The Board does not involve itself in day-to-day operations. The directors keep themselves informed by discussing matters with the President and Chief Executive Officer, other key executives and our principal external advisors, such as legal counsel, outside auditors, investment bankers and other consultants, by reading the reports and other materials that we send them regularly and by participating in Board and committee meetings.

The Board usually meets four times per year in regularly scheduled meetings and will meet more often if necessary. The Board met eight times during 2019. All directors attended at least 75% of the aggregate number of meetings of the Board and committees of the Board of which they were a member held during the year ended December 31, 2019.

Audit Committee and Audit Committee Financial Expert

The Audit Committee is composed entirely of directors, whom the Board has affirmatively determined are independent of the Company and its management as defined by the Nasdaq Stock Market Rules and Rule 10A-3 of the Exchange Act. The members of the Audit Committee are Michael Earley, Steven I. Geringer, Darin J. Gordon and Jean Rush. Mr. Earley serves as chairman of the Audit Committee.

The Board has also determined that each member of the Audit Committee satisfies the financial literacy requirements of the Nasdaq Stock Market Rules and that Mr. Earley is an “audit committee financial expert,” as that term is defined under Item 407(d) of Regulation S-K. In making its determination that Mr. Earley qualifies as an “audit committee financial expert,” the Board considered his education and the nature and scope of Mr. Earley’s prior experience. The members of the Audit Committee are reviewed at least annually by the Board.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The purpose of this compensation discussion and analysis is to provide information about the material elements of compensation that is paid or awarded to, or earned by, our named executive officers.

Named Executive Officers

Our named executive officers for the last completed fiscal year were as follows:

•	R. Dirk Allison, President and Chief Executive Officer;
•	Brian Poff, Executive Vice President, Chief Financial Officer, Treasurer and Secretary;
•	Sean Gaffney, Executive Vice President and Chief Legal Officer;
•	David Tucker, Executive Vice President and Chief Developer Officer; and
•	Michael D. Wattenbarger, Executive Vice President and Chief Information Officer.

Mr. Gaffney, Mr. Tucker and Mr. Wattenbarger each became an executive officer of the Company in 2019, with the latter two promoted effective November of 2019.

Overview of our Compensation Program and Compensation Philosophy and Objectives

Our compensation and benefits programs are designed to attract and retain talented, qualified executives to manage and lead the Company, to motivate them to pursue corporate objectives, to align the interests of our executive with those of our shareholders and to maximize the long-term growth of the Company. We believe that our compensation program allows us to meet the following objectives:

•

Reward the named executive officer for a job done well. While base salary, which is intended to provide reasonable fixed compensation for the essential elements of a named executive officer’s position, remains an important component of a named executive officer’s compensation, our performance-based cash and equity compensation plans comprise a significant portion of compensation.

•

Compensate named executive officers within market standards. We believe that competitive pay, together with our significant growth opportunities and employee-centered corporate culture, allow us to attract and retain top-quality executives. To ensure the competitiveness of our compensation levels within the comparable markets for executive talent, we direct the conduct of periodic independent consulting studies to evaluate our executive compensation program in comparison to pertinent market data and specified peer companies.

•

Provide compensation that is fair to the named executive officer and the Company. We believe that it is important for named executive officers to be fairly compensated, at levels reflective of their talents and experience, and the scope of their job responsibilities. We also believe that it is important that each named executive officer perceives that his compensation is fair and equitable relative to his peers and others in the organization. This perceived equity promotes executive retention and satisfaction, and is consistent with our beliefs and values.

•

Create a high-performance culture. We believe that named executive officers should strive to achieve and exceed performance expectations, and drive the growth and success of the business. We also believe that superior performance warrants superior rewards. Our merit-based salary increases and performance-based cash and equity compensation plans are designed to promote this high-performance culture and motivate our executives to achieve at their highest potential.

2019 Advisory Vote on Named Executive Officer Compensation

The Compensation Committee reviewed the results of the 2019 shareholder advisory vote on named executive officer compensation and incorporated the results as one of the many factors considered in connection with the discharge of its responsibilities. Since the overwhelming majority of shares voted at our 2019 annual meeting of shareholders were voted to approve the compensation program described in our 2019 Proxy Statement, the Compensation Committee did not implement changes to our 2019 executive compensation program as a direct result of the shareholders’ advisory vote.

The Company also held a non-binding shareholder vote at the 2019 annual meeting of shareholders regarding whether to hold an advisory vote on named executive officer compensation every one, two or three years, which supported an annual vote. This result represented a departure from the Company’s prior practice of holding an advisory vote on named executive officer compensation every three years. Thus, the Company is presenting an advisory vote on named executive officer compensation in its next Proxy Statement and the Company will take into account the results of that vote in setting future compensation.

Role of the Compensation Committee, Consultants and Executive Officers in Determining Named Executive Officer Compensation

The targeted compensation range and amount of each element of our compensation program is determined by our Compensation Committee at the time of initial hire, promotion or employment agreement renewal, taking into consideration our results of operations, long- and short-term goals, the competitive market for the named executive officer and general economic factors. We then review compensation on an annual basis as described below. We seek to combine the components of our executive compensation program to achieve a total compensation level appropriate for our size and corporate performance. We then determine the amount of each element of compensation based on our compensation objectives.

Role of the Compensation Committee

The Compensation Committee has primary responsibility for all compensation decisions relating to our named executive officers. The Compensation Committee reviews the aggregate level of our executive compensation, as well as the mix of elements used to compensate our named executive officers on an annual basis. In addition, the targeted compensation range for each executive, along with the amount of each program element, is determined by the Compensation Committee. During 2019, the Compensation Committee engaged FW Cook, its independent compensation consultant, to provide advice as discussed in the following paragraph, which advice was used in making compensation decisions for 2019 and 2020.

Role of the Independent Compensation Consultant

The Compensation Committee has the authority to retain a compensation consultant or obtain advice from external legal, accounting or other advisors to assist in the evaluation of executive compensation. The Compensation Committee retained FW Cook as its outside compensation consultant during 2019. During 2019, FW Cook provided updated benchmarking information (as discussed below) and assisted the Compensation Committee with setting the Company’s performance-based cash and equity compensation plans. FW Cook provided updated compensation information at an October 2019 Compensation Committee meeting at which two of the named executive officers were promoted. See “Compensation Discussion and Analysis—Performance-Based Equity Compensation.”

The Compensation Committee reviewed the independence of FW Cook as required by SEC rules and the Nasdaq Stock Market Rules regarding compensation consultants and has concluded that the work of FW Cook for the Compensation Committee does not raise any conflict of interest. All work performed by the compensation consultant is subject to review and approval of the Compensation Committee. FW Cook provided no other services to the Company and only received fees from the Company on behalf of the Compensation Committee.

Benchmarking

To ensure that our executive compensation program is competitive, the Compensation Committee has in prior years (most recently in October 2019) reviewed an analysis of executive compensation at peer group companies assembled by FW Cook. The Compensation Committee uses the comparative peer group data as a point of reference for compensation, but not as the determinative factor. The purpose of the comparison data is not to supplant the analyses of internal pay equity, wealth accumulation and the individual performance of the executive officers that the Compensation Committee considers when making compensation decisions. The Compensation Committee has full discretion in determining the nature and extent of the use of comparative compensation data, including to elect not to use the data at all.

There are very few directly comparable peer companies in our sector, so in determining our peer group, we selected companies with similar industry focus, business complexity, and size and operating characteristics. The most recent targeted peer group consisted of the following companies:

•	Amedisys Inc.
•	American Renal Associates Holdings, Inc.
•	Capital Senior Living Corporation
•	Chemed Corporation
•	The Ensign Group, Inc.
•	LHC Group, Inc.
•	National Healthcare Corporation
•	RadNet, Inc.
•	Tivity Health, Inc.
•	U.S. Physical Therapy, Inc.

In 2019, Almost Family, Inc. and Civitas Solutions, Inc. were removed from the peer group as both were acquired. The Ensign Group, Inc., Chemed Corporation, RadNet, Inc., Tivity Health, Inc. and U.S. Physical Therapy, Inc. were added to the peer group due to their similarities as investor peers and under the criteria cited above.

In 2019, FW Cook calculated the median total compensation (including the grant fair value of equity incentives) for this peer group. The Compensation Committee also reviewed data in 2019 comparing individual compensation for its named executive officers to the average compensation for comparable offices paid by the peer group.

Role of the Executive Officers

During 2019 and 2020, Mr. Allison participated in the meeting of the Compensation Committee at which compensation actions involving our named executive officers (other than Mr. Allison) were discussed. Mr. Allison assisted the Compensation Committee by making recommendations and answering Compensation Committee questions regarding executive performance and objectives relating to the named executive officers other than himself. Mr. Allison recused himself and did not participate in any portion of any meeting of the Compensation Committee at which his compensation was discussed.

Elements of Our Named Executive Officer Compensation Program

The compensation we provide to our named executive officers is primarily comprised of three elements: base salary, performance-based cash compensation, and performance-based equity compensation. We believe that offering these elements of compensation allows us to meet each of the objectives of our compensation philosophy, as well as to remain competitive with the market for acquiring executive talent. We also provide our named executive officers with certain other benefits and perquisites that are discussed below under “—Other Compensation.”

Base Salary

We utilize base salary as the primary means of rewarding our named executive officers for their individual job performance, providing them a secure level of guaranteed cash compensation, and encouraging them to focus on their most important priorities and initiatives. The Compensation Committee may adjust executive base salary levels based on performance, competitive market conditions, and/or changes in position scope and responsibilities.

We agree upon a base salary, which is not “at risk,” with each named executive officer at the time of initial employment or promotion, which historically has been reflected in employment agreements. The amount of base salary initially offered to a new or newly-promoted named executive officer reflects our views as to the individual named executive officer’s scope of anticipated responsibilities; past experience; and future potential to add value through performance, knowledge, skills and expertise. This base salary level is also based on competitive industry salary practices.

A named executive officer may receive a merit-based salary increase to the extent such named executive officer is eligible pursuant to his employment agreement. In addition, we may adjust salary due to other circumstances, such as a change in responsibilities or position. Executive merit-based salary increases, to the extent permitted by a named executive officer’s employment agreement, have generally been determined based on the named executive officer’s performance of key Company and divisional or departmental objectives, as well as his effectiveness in performing his role.

Performance-Based Cash Compensation

A significant part of each named executive officer’s annual cash compensation is awarded under our individualized performance-based cash compensation plans. Bonuses under these plans are intended to incentivize and reward our named executive officers for the achievement of certain financial objectives. All performance-based cash compensation is based on the achievement of pre-established Company Adjusted EBITDA (defined below) targets, in order to more directly align this element of compensation with shareholder value. Performance-based cash compensation is designed to be “at risk,” with the named executive officer only receiving the maximum bonus if performance exceeds our expectations.

Our financial objectives are established to drive performance at or above Company budgetary levels, requiring that internal budget levels be exceeded to achieve the maximum bonus potential.

For our named executive officers, the award opportunity for 2019 performance was based 100% on the achievement of certain levels of Adjusted EBITDA. “Adjusted EBITDA” is the Company’s earnings before interest expense, income taxes, depreciation and amortization, as well as certain other adjustments. A reconciliation of Adjusted EBITDA to the Company’s net income is available on page 38 of this Annual Report on Form 10-K. The target Adjusted EBITDA goal was set based on the budget/forecast for the period reflecting a level of performance which at the time was anticipated to be challenging, but achievable. The threshold Adjusted EBITDA goal was set to be reflective of performance at which the Compensation Committee believed a portion of the award opportunity should be earned. The maximum level was set well above the target, requiring exemplary performance. The Compensation Committee also mandated that the goals be revised upward based upon budget/forecast for acquisitions made during the year to reflect performance in the period following acquisition. The table which follows provides the Adjusted EBITDA performance goals originally established by the Compensation Committee for 2019, revised goals that reflect 2019 acquisitions, and the actual level of performance achieved (dollars in thousands):

	Adjusted EBITDA Goals
	Threshold	Target	Maximum	Actual
Adjusted EBITDA (original)	$43,537	$48,375	$53,212	N/A
Adjusted EBITDA (with acquisitions)	49,469	54,965	60,463	58,697

The target amount for each annual performance bonus is set as a percentage of the named executive officer’s base salary and is based on the achievement of certain levels of Adjusted EBITDA. The target opportunity for Mr. Allison in 2019 was 100% of base salary, and for the other named executive officers the target opportunity was 75%. For promoted named executive officers, the Compensation Committee determined at the time of promotion that the target should be pro-rated at ten months for their prior target opportunity and two months at their new target opportunity. The threshold Adjusted EBITDA goal must be met in order for any payout to occur and payouts cannot exceed the maximum level, as set forth in the table below. The following table shows the annual incentive opportunities and actual bonus percentages earned for our named executive officers with respect to 2019 performance:

	Adjusted EBITDA
Name	Base Salary	Threshold % of Base Salary	Target % of Base Salary	Maximum % of Base Salary	Actual % of Base Salary Earned(1)
Mr. Allison	$625,000	50.0	100.0	150.0	100.0
Mr. Poff	389,000	37.5	75.0	112.5	75.0
Mr. Gaffney	300,000	37.5	75.0	112.5	75.0
Mr. Tucker	295,000	37.5	75.0	112.5	75.0
Mr. Wattenbarger	295,000	37.5	75.0	112.5	75.0

(1)

Although the Company achieved Adjusted EBITDA in 2019 equal to 107% of the Adjusted EBITDA target, the plan provides discretion to the Compensation Committee to award more or less than the formula indicates as the percentage earned, and the Compensation Committee determined to reduce the award to 100% of target percentage for each named executive officer upon CEO recommendation due to the delay in filing this Annual Report.

For the fiscal year ending December 31, 2020, the Compensation Committee retained achievement of target levels of Adjusted EBITDA as the sole criteria for performance-based cash compensation, with a threshold of 50% of target award at 90% of the Adjusted EBITDA target, and a maximum of 150% of target award at 110% of the Adjusted EBITDA target (and linear interpolation within those ranges). Finally, the Compensation Committee set the target value of performance-based cash compensation as a percentage of base salary, as follows:

Name	Target % of Base Salary
Mr. Allison	100%
Mr. Poff	75%
Mr. Gaffney	75%
Mr. Tucker	75%
Mr. Wattenbarger	75%

Performance-Based Equity Compensation

We believe compensation in the form of incentive equity awards aligns the interests of our named executive officers with the interests of our shareholders, and rewards our named executive officers for superior corporate performance. We believe this form of compensation is particularly effective for those individuals who have the most impact on the management and success of our business, providing them with a valuable long-term incentive while providing us with a valuable retention tool through the use of vesting periods. We also believe that equity incentives are an important part of a competitive compensation structure necessary to attract and retain talented named executive officers.

The performance-based equity component of our named executive officer compensation program is designed to provide our senior management with performance-based award opportunities, to drive superior long-term performance and to align the interests of our senior management with those of our shareholders.

For each named executive officer, the award opportunity for 2019 performance was based entirely on the achievement of Adjusted EBITDA as described above in the description of “—Performance-Based Cash Compensation.”

The target amount for each performance-based equity plan is set as a fixed dollar amount and is based on the achievement of certain performance objectives, subject to adjustment at the discretion of the Compensation Committee. At the October 2019 Compensation Committee meeting at which two named executive officers were promoted, the Compensation Committee received an updated compensation report from FW Cook that indicated the Company’s equity component of long-term compensation was substantially below market relative to its public company peers. In consultation with the compensation committee, the Committee determined to revise the target for the 2019 plan in order to meet its compensation goals, setting the following target value of equity grants as a fixed dollar amount, as follows:

Name	Target $ Amount(1)
Mr. Allison	$1,500,000
Mr. Poff	500,000
Mr. Gaffney	300,000
Mr. Tucker	200,000
Mr. Wattenbarger	200,000

(1)

Our Chief Operating Officer, Mr. Bickham, and our Chief Strategy Officer, Darby Anderson, were named executive officers for 2019 and their target dollar amounts were set at $550,000 and $250,000, respectively. For promoted named executive officers, the Compensation Committee determined at the time of promotion that the target should be pro-rated at six months for their prior target opportunity and six months at their new target opportunity.

As with the performance-based cash compensation, the Compensation Committee set a threshold of 50% payout at 90% of the Adjusted EBITDA target, and a maximum of 150% payout at 110% of the Adjusted EBITDA target (and linear interpolation within those ranges). Since the Company achieved Adjusted EBITDA in 2019 equal to 107% of the Adjusted EBITDA target, the dollar value of equity awarded to Mr. Allison was $2,025,000, and the dollar value of equity awarded to each of Messrs. Poff, Gaffney, Tucker and Wattenbarger was $675,000, $405,000, $135,000 and $135,000, respectively. The dollar values derived from the calculations set forth above were converted into equity using the closing price of the Company’s common stock on August 6, 2020 and granted as restricted stock, vesting over 3 years on March 2 of 2021, 2022 and 2023.

The amounts of these grants, which were made under the Company’s 2017 Omnibus Incentive Plan (the “2017 Plan”), were as follows:

Name	Restricted Stock Awards
Mr. Allison	$20,853
Mr. Poff	6,951
Mr. Gaffney	4,171
Mr. Tucker	1,390
Mr. Wattenbarger	1,390

For the fiscal year ending December 31, 2020, the Compensation Committee retained achievement of target levels of Adjusted EBITDA as the sole criteria for performance-based equity compensation, with a threshold of 50% of target grant at 90% of the Adjusted EBITDA target, and a maximum of 150% of target grant at 110% of the Adjusted EBITDA target (and linear interpolation within those ranges). Finally, the Compensation Committee also retained the target value of equity grants as a fixed dollar amount, as follows:

Name	Target $ Amount(1)
Mr. Allison	$1,500,000
Mr. Poff	500,000
Mr. Gaffney	300,000
Mr. Tucker	200,000
Mr. Wattenbarger	200,000

Other Compensation

In addition to the primary compensation elements discussed above, we provide our named executive officers with limited benefits and perquisites as described below in footnote 4 to the 2019 Summary Compensation Table. We consider these additional benefits to be a part of a named executive officer’s overall compensation. These benefits generally do not impact the level of other compensation paid to our named executive officers, due to the fact that the incremental cost to us of these benefits and perquisites represents a small percentage of each named executive officer’s total compensation package. We believe that these enhanced benefits and perquisites provide our named executive officers with security, convenience and support services that allow them to focus attention on carrying out their responsibilities to us. In addition, we believe that these benefits and perquisites help us to be competitive and retain talented executives.

In addition, we offer other employee benefits to our named executive officers for the purpose of meeting current and future health and security needs for the named executive officers and their families. These benefits, which we generally offer to all eligible employees, include medical, dental and life insurance benefits, short-term disability pay, long-term disability insurance, flexible spending accounts for medical expense reimbursements and a 401(k) retirement savings plan, which matches 6% of each dollar of compensation contributed to the plan by the employee, up to the maximum allowed by the Internal Revenue Service.

Change in Control and Severance

Each of our named executive officers is eligible to receive contractually-provided severance benefits pursuant to his employment agreement. These severance benefits are generally intended to match the terms that we believe to be standard within the market, show the named executive officer that we have made an investment in the named executive officer and provide stability for both us and the named executive officer in a competitive market for qualified talent. We believe that providing severance protection to our named executive officers upon their involuntary termination of employment or self-termination for good reason is an important retention tool that is necessary in the competitive marketplace for talented executives. We believe that the amounts of these payments and benefits and the periods of time during which they would be provided are fair and reasonable. We generally do not take into account any amounts that may be received by a named executive officer following termination of employment when establishing current compensation levels. The terms of each arrangement were determined in negotiation with the applicable named executive officer in connection with his hiring or continued employment and were not based on any set formula. Our equity award agreements with each of the named executive officers also generally provide for unvested options or restricted stock to vest immediately upon a change in control of the Company, provided the executive officer is actively employed by the Company as of the change in control.

We believe that these change in control and severance arrangements provide additional benefits to the Company by allowing us to receive certain covenants from our named executive officers in partial consideration of the compensation to be received upon a change in control or termination without Reasonable Cause. These covenants include agreements not to compete, agreements not to solicit our employees, customers, referral sources or other business relation, agreements not to disclose certain confidential and proprietary information (including trade secrets) and agreements not to disparage the Company. These covenants are described in further detail below under “—Potential Payments upon Termination or Change in Control.” None of our named executive officers are entitled to a tax gross-up in connection with a change in control payment.

Anti-Hedging of Company Stock

Pursuant to the Company’s Insider Trading Policy, directors, officers and employees are prohibited from:

•	directly or indirectly engaging in transactions designed to or have the effect of hedging or offsetting any decrease in the market value of Company stock;
•	buying or selling put options, call options or other derivatives of Company stock,
•	executing short sales of Company stock;
•	holding Company stock in margin accounts;
•	pledging any Company stock as collateral for a loan; and
•

establishing standing and limit orders (other than standing and limit orders under approved Rule 10b5-1 plans) without obtaining the consent of the Company’s Securities Trading Officer and the Board (or a duly appointed committee thereof).

Financial Restatements

The Compensation Committee has not adopted a policy with respect to whether we will make retroactive adjustments to any cash or equity-based incentive compensation paid to named executive officers (or others) where the payment was predicated upon the achievement of financial results that were subsequently the subject of a restatement.

In 2015, the SEC issued proposed rules regarding the adoption of “claw back” policies by publicly listed companies in accordance with the requirements of Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). If and when final SEC rules implementing these requirements have become effective, publicly listed companies will be required to adopt a “claw back” policy providing for the recovery of certain incentive-based compensation from the executive officers of the company in the event the company is required to restate its financials as a result of material noncompliance of the company with any financial reporting requirements under the securities laws. The Company intends to adopt a compensation recoupment policy that will comply with the requirements of the Dodd-Frank Act if and when such final rules have become effective.

Effect of Accounting and Tax Treatment on Compensation Decisions

Section 162(m) of the Internal Revenue Code of 1986 (“Section 162(m)”) generally disallows a corporate deduction for compensation over $1.0 million paid to the Company’s Chief Executive Officer and certain other executive officers, unless the compensation constitutes “qualified performance-based compensation” within the meaning of Section 162(m). The Compensation Committee has historically considered the impact of Section 162(m) in the design of its compensation strategies and intends to administer executive compensation programs in a manner that will preserve the deductibility of compensation paid to our executive officers. However, the Compensation Committee believes that shareholder interests are best served if it retains discretion and flexibility in awarding compensation to our named executive officers, even where the compensation paid under such programs may not be fully deductible, and the Compensation Committee may approve the payment of compensation that is outside the deductibility limitations of Section 162(m). Moreover, this exception allowing the full deductibility of “qualified performance-based compensation” does not apply to compensation paid after January 1, 2018 unless paid pursuant to a written binding contract that was in effect on November 2, 2017. While considering the tax implications of its compensation decisions, the Compensation Committee believes its primary focus should be to attract, retain and motivate executives and to align the executives’ interests with those of our stakeholders.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by the SEC rules with management. Based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and its Proxy Statement for its 2020 annual meeting of shareholders.

The foregoing report has been approved by all members of the Compensation Committee.

Steven I. Geringer (Chairman)

Mark L. First

Susan T. Weaver, M.D.

2019 Summary Compensation Table

The following table provides information regarding the compensation earned by each of our named executive officers for the fiscal years ended December 31, 2019, 2018 and 2017.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f) (2)	(g) (3)	(h)	(i) (4)	(j)
R. Dirk Allison	2019	$620,064	—	$719,996	—	$625,000	—	$27,453	1,992,513
President and Chief Executive Officer	2018	588,701		367,509	1,426,904	540,000		21,585	2,944,699
	2017	520,432		350,000	310,068	551,250		21,497	1,753,247
Brian Poff	2019	386,307	—	224,970	—	291,750	—	27,774	930,801
EVP, Chief Financial Officer, Secretary and Treasurer	2018	369,614		94,503	522,054	253,125		25,683	1,264,979
	2017	332,307		434,989	83,725	267,750		25,304	1,144,075
Sean Gaffney(1)	2019	196,154	—	344,450	1,049,384	168,750	—	15,876	1,774,614
EVP, Chief Legal Officer
David Tucker	2019	240,919	—	291,520	818,108	114,500	—	17,639	1,482,686
EVP, Chief Development Officer
Michael Wattenbarger	2019	245,942	—	256,940	818,108	128,542	—	16,622	1,466,154
EVP, Chief Information Officer

(1)	Mr. Gaffney’s employment began on April 29, 2019, his base salary represents the amount of base salary earned for the period beginning on his employment commencement date through December 31, 2019.
(2)

This column discloses the grant date fair value of option awards calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. The assumptions we used in valuing options are described under the caption “Stock Options and Restricted Stock Awards” in Note 11 to our consolidated financial statements in this Annual Report on Form 10-K.

(3)

Reflects annual cash incentive awards earned pursuant to the Company’s annual bonus program. The amounts in this column for fiscal year 2019 were paid on August 11, 2020. For information regarding our annual bonus program, see “—Compensation Discussion and Analysis—Performance-Based Cash Compensation.”

(4)	Other compensation for 2019 includes the following amounts:

Name and Principal Position	Matching Contributions (4-a)	Life Insurance Premium (4-b)	Personal Benefit (4-c)	Reimbursed Expense (4-d)	Total All Other Compensation
R. Dirk Allison	—	$12,096	$14,157	$1,200	$27,453
Brian Poff	—	3,318	23,256	1,200	27,774
Sean Gaffney	—	3,895	11,196	785	15,876
David Tucker	459	2,498	13,736	946	17,639
Michael Wattenbarger	1,140	90	14,365	1,027	16,622

(4-a)	Matching contributions paid under the Company’s 401(k) plan to each of the named executive officers.
(4-b)	Term life insurance and group term life premium paid by the Company for the benefit of the named executive officers.
(4-c)	The amounts in this column represent the Company’s contribution to the executive’s health, dental and vision benefits, as applicable.
(4-d)	The amounts in this column represent the reimbursement of cell phone allowance for each of the named executive officers.

Grants of Plan-Based Awards in 2019

The following table sets forth each grant of plan-based awards to our named executive officers during 2019:

	Estimated Future Payouts Under Non-Equity Incentive Plan (2)				Estimated Future Payouts Under Equity Incentive Plan (3)			All Other Stock Awards: Number of Shares of Stock or Unit (#)	All Other Options Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Options Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(1)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
(a)	(b)	(c)	(d)	(e)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
R. Dirk Allison		$312,500	$625,000	$937,500	$400,000	$800,000	$1,200,000
	3/1/2019							10,827			719,996
Brian Poff		145,875	291,750	437,625	125,000	250,000	375,000
	3/1/2019							3,383			224,970
Sean Gaffney		112,500	225,000	337,500	—	—	—
	4/29/2019							5,000			344,450
	4/29/2019								40,000	68.89	1,049,384
David Tucker		157,200	314,400	471,601	40,000	80,000	120,000
	3/1/2019							1,083			72,020
	11/7/2019							2,500			219,500
	11/7/2019								25,000	87.80	818,108
Michael Wattenbarger		165,625	331,250	496,875	40,000	80,000	120,000
	3/1/2019							563			37,440
	11/7/2019							2500			219,500
	11/7/2019								25000	87.80	818,108

(1)

This column discloses the grant date fair value of restricted stock and option awards calculated in accordance with FASB ASC Topic 718. The assumptions we used in valuing the awards are described under the caption “Stock Options and Restricted Stock Awards” in Note 11 to our consolidated financial statements in this Annual Report on Form 10-K.

(2)

Award made pursuant to the Company’s 2019 Performance-Based Cash Compensation Plan, and described in further detail above under “—Compensation Discussion & Analysis—Performance-Based Cash Compensation.”

(3)

Award made pursuant to the Company’s 2019 Performance-Based Equity Compensation Plan, and described in further detail above under “—Compensation Discussion & Analysis—Performance-Based Equity Compensation.”

Outstanding Equity Awards at 2019 Fiscal Year End

The following table lists all outstanding equity awards held by our named executive officers as of December 31, 2019:

	Number of Securities Underlying Unexercised Options (#)
Name	Exercisable	Unexercisable		Options Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not vested ($) (15)
R. Dirk Allison	$87,500	$37,500	(1)	$19.71	1/21/2026
	16,641	8,320	(2)	34.05	3/3/2027
	7,986	15,972	(3)	37.25	3/2/2028
	18,750	56,250	(4)	37.25	3/2/2028
						23,330	2,268,143
Brian Poff	2,000	10,000	(5)	18.33	5/9/2026
	4,494	2,246	(6)	34.05	3/3/2027
	2,054	4,107	(7)	37.25	3/2/2028
	7,500	22,500	(8)	37.25	3/2/2028
						11,832	1,150,307
Sean Gaffney	—	40,000	(9)	68.89	4/29/2029
						5,000	486,100
David Tucker	—	687	(10)	34.05	3/3/2027
	—	1,266	(11)	37.25	3/2/2028
	—	25,000	(12)	87.80	11/7/2029
						6,412	623,375
Michael Wattenbarger	—	1,125	(13)	52.50	4/30/2028
	—	25,000	(14)	87.80	11/7/2029
						3,513	341,534

(1)	Mr. Allison’s unexercisable options vested on January 21, 2020.
(2)	Mr. Allison’s unexercisable options vested on March 3, 2020.
(3)	Mr. Allison’s unexercisable options vest in two equal installments on each of March 2, 2020 and 2021.
(4)	Mr. Allison’s unexercisable options vest in three equal installments on each of March 2, 2020, 2021 and 2022.
(5)	Mr. Poff’s unexercisable options vested on May 9, 2020.
(6)	Mr. Poff’s unexercisable options vested on March 3, 2020.
(7)	Mr. Poff’s unexercisable options vest in two equal installments on each of March 2, 2020 and 2021.
(8)	Mr. Poff’s unexercisable options vest in three equal installments on each of March 2, 2020, 2021 and 2022.
(9)	Mr. Gaffney’s unexercisable options vest in four equal installments on each of April 29, 2020, 2021, 2022 and 2023.
(10)	Mr. Tucker’s unexercisable options vested on March 3, 2020.
(11)	Mr. Tucker’s unexercisable options vest in two equal installments on each of March 2, 2020 and 2021.
(12)	Mr. Tucker’s unexercisable options will vest in four equal installments on November 7, 2020, 2021, 2022 and 2023.
(13)	Mr. Wattenbarger’s unexercisable options vest in three equal installments on April 30, 2020, 2021 and 2022.
(14)	Mr. Wattenbarger’s unexercisable options will vest in four equal installments on November 7, 2020, 2021, 2022 and 2023.
(15)

The value for Messrs. Allison, Poff, Gaffney, Tucker and Wattenbarger’s equals the number of shares of unvested restricted stock held by each of Messrs. Allison, Poff, Gaffney, Tucker and Wattenbarger’s, respectively, as of December 31, 2019, multiplied by the market price of Company common stock at the close of December 31, 2019, which was $97.22 per share.

Option Exercises and Stock Vested During Fiscal Year 2019

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
R. Dirk Allison	25,000	$1,852,250	$9,215	$605,523
Brian Poff	28,000	1,596,560	7,604	510,066
Sean Gaffney	—	—	—	—
David Tucker	2,009	93,248	1,219	100,115
Michael Wattenbarger	375	6,716	150	10,185

(1)	Value realized upon the exercise of option awards is based on the difference between the actual price at which the exercised shares were sold and the exercise price of the options.
(2)	Value realized upon the vesting of stock awards is based on the closing price of our common stock on the applicable vesting date.

Pension Benefits

None of our named executive officers participates in or has account balances in qualified or non-qualified defined benefit pension plans sponsored by us.

Nonqualified Deferred Compensation

None of our named executive officers participates in or has account balances in non-qualified deferred compensation plans sponsored by us.

Employment Agreements

We have entered into employment agreements with each of our named executive officers.

Employment Agreement with Mr. Allison

We have entered into an amended and restated employment agreement with Mr. Allison effective November 5, 2018. The initial term of Mr. Allison’s agreement is four years from the date of Mr. Allison’s initial employment with the Company, which is February 29, 2016; after the initial term, the agreement automatically renews for successive one-year terms, unless either party provides at least 180 days’ notice prior to the expiration of the applicable term of its intention not to renew the agreement. Under the agreement, Mr. Allison is entitled to an annual base salary of $600,000, subject to annual review and adjustment upward by our Compensation Committee thereafter. In addition, in the event that the Company attains a certain percentage of its annual performance target, which target is determined by the Board in its sole discretion, Mr. Allison is eligible, at the discretion of the Compensation Committee, to receive: (1) stock-based compensation with a target of up to 150% of his annual base salary, and (2) cash-based compensation with a target of up to 150% of his annual base salary. Mr. Allison is entitled to receive benefits paid to similarly situated employees, which include participation in health, disability and vacation plans. Mr. Allison is entitled to receive severance benefits upon termination of employment as described below under “—Potential Payments upon Termination or Change in Control.”

Employment Agreement with Mr. Poff

We entered into an amended and restated employment agreement with Mr. Poff effective November 5, 2018. The initial term of Mr. Poff’s agreement is four years from the date of Mr. Poff’s initial employment with the Company, which is May 10, 2016; after the initial term, the agreement automatically renews for successive one-year terms, unless either party provides at least 30 days’ notice prior to the expiration of the applicable term of its intention not to renew the agreement. Under the agreement, Mr. Poff is entitled to an annual base salary of $375,000, subject to annual review and adjustment upward by our Compensation Committee thereafter. In addition, at the discretion of the Compensation Committee, he is eligible to receive an annual bonus in an amount equal to up to 75% of his annual base salary, based on the Company’s evaluation of his performance compared to established Company and/or individual objectives at the target levels, and up to a percentage of his annual base salary to be determined for performance against established objectives at the maximum levels. Mr. Poff is entitled to receive benefits paid to similarly situated employees, which include, at a minimum, participation in health, disability and vacation plans, as well as receipt of a life insurance policy with a death benefit of up to five times his base salary, although we are not required to pay more than 3% of Mr. Poff’s base salary for such insurance policy. Mr. Poff is entitled to receive severance benefits upon termination of employment as described below under “—Potential Payments upon Termination or Change in Control.”

Employment Agreement with Mr. Gaffney

We entered into an employment agreement with Mr. Gaffney effective April 29, 2019. The initial term of Mr. Gaffney’s agreement is one year ending on the first anniversary of the effective date of the agreement, which is April 29, 2020; after the initial term, the agreement automatically renews for successive one-year terms, unless either party provides at least 30 days’ notice prior to the expiration of the applicable term of its intention not to renew the agreement. Under the agreement, Mr. Gaffney is entitled to an annual base salary of $300,000, subject to annual review and adjustment upward by our Compensation Committee thereafter. In addition, at the discretion of the Compensation Committee, he is eligible to receive an annual bonus in an amount equal to up to 75% of his annual base salary, based on the Company’s evaluation of his performance compared to established Company and/or individual objectives at the target levels, and up to a percentage of his annual base salary to be determined for performance against established objectives at the maximum levels. Mr. Gaffney is entitled to receive benefits paid to similarly situated employees, which include, at a minimum, participation in health, disability and vacation plans, as well as receipt of a life insurance policy with a death benefit of up to five times his base salary, although we are not required to pay more than 3% of Mr. Gaffney’s base salary for such insurance policy. Mr. Gaffney is entitled to receive severance benefits upon termination of employment as described below under “—Potential Payments upon Termination or Change in Control.”

Employment Agreement with Mr. Tucker

We entered into an amended and restated employment agreement with Mr. Tucker effective November 7, 2019. The initial term of Mr. Tucker’s agreement is one year ending on the first anniversary of the effective date of the agreement, which is November 7, 2020; after the initial term, the agreement automatically renews for successive one-year terms, unless either party provides at least 30 days’ notice prior to the expiration of the applicable term of its intention not to renew the agreement. Under the agreement, Mr. Tucker is entitled to an annual base salary of $295,000, subject to annual review and adjustment upward by our Compensation Committee thereafter. In addition, at the discretion of the Compensation Committee, he is eligible to receive an annual bonus in an amount equal to up to 75% of his annual base salary, based on the Company’s evaluation of his performance compared to established Company and/or individual objectives at the target levels, and up to a percentage of his annual base salary to be determined for performance against established objectives at the maximum levels. Mr. Tucker is entitled to receive benefits paid to similarly situated employees, which include, at a minimum, participation in health, disability and vacation plans, as well as receipt of a life insurance policy with a death benefit of up to five times his base salary, although we are not required to pay more than 3% of Mr. Tucker’s base salary for such insurance policy. Mr. Tucker is entitled to receive severance benefits upon termination of employment as described below under “—Potential Payments upon Termination or Change in Control.”

Employment Agreement with Mr. Wattenbarger

We entered into an amended and restated employment agreement with Mr. Wattenbarger effective November 7, 2019. The initial term of Mr. Wattenbarger’s agreement is one year ending on the first anniversary of the effective date of the agreement, which is November 7, 2020; after the initial term, the agreement automatically renews for successive one-year terms, unless either party provides at least 30 days’ notice prior to the expiration of the applicable term of its intention not to renew the agreement. Under the agreement, Mr. Wattenbarger is entitled to an annual base salary of $295,000, subject to annual review and adjustment upward by our Compensation Committee thereafter. In addition, at the discretion of the Compensation Committee, he is eligible to receive an annual bonus in an amount equal to up to 75% of his annual base salary, based on the Company’s evaluation of his performance compared to established Company and/or individual objectives at the target levels, and up to a percentage of his annual base salary to be determined for performance against established objectives at the maximum levels. Mr. Wattenbarger is entitled to receive benefits paid to similarly situated employees, which include, at a minimum, participation in health, disability and vacation plans, as well as receipt of a life insurance policy with a death benefit of up to five times his base salary, although we are not required to pay more than 3% of Mr. Wattenbarger’s base salary for such insurance policy. Mr. Wattenbarger is entitled to receive severance benefits upon termination of employment as described below under “—Potential Payments upon Termination or Change in Control.”

Restrictive Covenants

Mr. Allison’s right to receive severance benefits is conditioned on strict compliance with certain covenants, including nondisclosure of certain confidential and proprietary information, for two years (or for three years upon a Change of Control) after Mr. Allison’s termination:

•	noncompetition within 50 miles of any of our locations;
•	nonsolicitation of business from any of our customers;
•	nonsolicitation of our employees, customers, referral sources, suppliers, vendors, licensees or other business relations of the Company; and
•	nondisparagement of the Company.

The right of the other named executive officers to receive severance benefits is conditioned on strict compliance with certain covenants, including nondisclosure of certain confidential and proprietary information, for one year (or for two years upon a Change of Control) after the executive’s termination:

•	noncompetition within 50 miles of any of our locations;
•	nonsolicitation of business from any of our customers;
•	nonsolicitation of our employees, customers, referral sources, suppliers, vendors, licensees or other business relations of the Company; and
•	nondisparagement of the Company.

Potential Payments upon Termination or Change in Control

We have entered into employment agreements with the named executive officers described above, that provide for payments and benefits in the event of termination of employment. Under the employment agreements, each named executive officer is entitled to severance benefits if (i) we terminate his employment other than for Reasonable Cause; (ii) if such executive officer resigns with Good Reason; and (iii) in the event of his death or suffering a physical or mental Disability. The named executive officers are entitled to severance enhancements in the event they experience a termination by the Company without Reasonable Cause or if they resign with Good Reason in connection with a Change in Control.

Reasonable Cause

Under the employment agreements for the named executive officers, Reasonable Cause is defined as:

•	material breach or omission by the executive of any of his duties or obligations under his employment agreement, if uncured after notice;
•	the executive willfully engaging in any action that materially damages, or that may reasonably be expected to materially damage, the Company or our business or goodwill;
•	any breach by the executive officer of his fiduciary duties;
•	commission of any act involving fraud, the misuse or misappropriation of our money or property, any felony, the habitual use of drugs or other intoxicants or chronic absenteeism;
•	gross negligence or willful misconduct by the executive;
•	gross insubordination by the executive, including intentional disregard of any reasonable directive from the Chief Executive Officer, or Board (solely the Board, in the case of Mr. Allison); or
•	failure to perform any material directive in a timely and effective manner, if uncured after notice.

Good Reason

Under the employment agreement for Mr. Allison, Good Reason is defined as:

•	any reduction in base salary;
•	any material reduction in employment duties and responsibilities;
•	removal by the Company as Chief Executive Officer or as a member of the Board;
•

any material breach by the Company of any material term of Mr. Allison’s employment agreement, other than a breach which is remedied by the Company within 10 days after receipt of written notice given by the executive;

•	a change in his direct reporting duty to a person other than the Board;

•	the relocation of the Chief Executive Officer’s principal office to a location more than 50 miles from Frisco, Texas; or
•

if Addus HomeCare, Inc. were to become a direct or indirect wholly-owned subsidiary of a single operating company or other entity (the “Operating Company”) and Mr. Allison were not to be employed as the Chief Executive Officer and a member of the board of directors (or other analogous governing body) of the Operating Company.

Under the employment agreements for the other named executive officers, Good Reason is defined as:

•	any reduction in base salary;
•	any material reduction in employment duties and responsibilities;
•	any willful breach by the Company of any material term of the agreement, other than a breach which is remedied by the Company within 10 days after receipt of written notice given by the executive;
•	a change in direct reporting duty to a person other than the Chief Executive Officer or the Board; or
•	the relocation of the executive officer’s principal office to a location more than 50 miles from Frisco, Texas.

Disability

Under the employment agreements for our named executive officers, Disability is defined as the named executive officer suffering a physical or mental disability (a “Disability”) so that such executive is or, in the opinion of an independent physician retained by the Company for purposes of this determination will be, unable to perform his duties in a manner satisfactory to the Company for a period of ninety days out of any one hundred eighty consecutive-day period.

Severance Benefits

If we terminate a named executive officer’s employment other than for Reasonable Cause or the executive resigns for Good Reason (as defined in the respective named executive officers’ employment agreement), then, generally, such executive is entitled to the following:

•

Mr. Allison — (i) unpaid base salary for any period prior to the effective date of termination, (ii) a pro rata payment of bonus for any period prior to the effective date of termination, and (iii) accrued but unpaid benefits, including vacation accrued pursuant to the Company’s vacation policy. In addition, subject to strict compliance with the noncompetition, confidentiality and other covenants, Mr. Allison would receive (i) severance pay equal to his base cash compensation, which is defined as the highest base salary in effect for the executive, payable in equal installments for 24 months following termination, (ii) any unpaid bonus for a completed performance period that the Executive would have earned had he remained employed through the date of payment, and (iii) after-tax cash payments equal to the Company’s share of COBRA premiums for a period of up to 2 years.

•

Other named executive officers — (i) unpaid base salary for any period prior to the effective date of termination, (ii) a pro rata payment of bonus for any period prior to the effective date of termination, and (iii) accrued but unpaid benefits, including accrued vacation time and unused holidays. In addition, subject to strict compliance with the noncompetition, confidentiality and other covenants, the named executive officer would receive (i) severance pay equal to his base cash compensation, which is defined as the highest base salary in effect for the executive, payable in equal installments for 12 months following termination; plus (ii) after-tax cash payments equal to the Company’s share of COBRA premiums for a period of 12 months.

Change in Control Severance Enhancements

The named executive officers are entitled to severance enhancements in the event they experience a termination by the Company without Reasonable Cause or resign for Good Reason in connection with a Change in Control (each as defined in their respective agreements), as follows:

•

Mr. Allison — if Mr. Allison is terminated by the Company without Reasonable Cause or resigns for Good Reason within six months prior to or one year following a Change in Control of the Company, then he would receive, in lieu of the amounts described above in “Severance Benefits” (and less any such severance amounts already received), (i) an amount equal to 36 months of his annual cash compensation, which is defined as the sum of the highest base salary in effect for the executive, plus the greater of the prior year’s bonus or the annualized amount of the executive’s target bonus for the current year, payable in equal installments for 24 months following termination, (ii) any unpaid bonus for a completed performance period that the Executive would have earned had he remained employed through the date of payment, and (iii) after-tax cash payments equal to the Company’s share of 36 months of COBRA premiums, payable in equal installments for two years following termination.

•

The other named executive officers — if the executive is terminated by the Company without Reasonable Cause or resigns for Good Reason within six months prior to or one year following a Change in Control of the Company, then he would receive, in lieu of the amounts described above in “Severance Benefits” (and less any such severance amounts already received), (i) an amount equal to 24 months of his annual cash compensation, which is defined as the sum of the highest base salary in effect for the executive, plus the greater of the prior year’s bonus or the annualized amount of the executive’s target bonus for the current year, payable in equal installments for 12 months following termination, (ii) a pro rata portion of the bonus he would have been entitled to receive had his employment not been terminated, plus (iii) after-tax cash payments equal to the Company’s share of 24 months of COBRA premiums, payable in equal installments for one year following termination.

Treatment of Equity Awards

Upon a Change in Control or the Executive’s Death or Disability

Pursuant to their award agreements, all of our named executive officers are also entitled to immediate vesting of their unvested options and restricted stock upon a Change in Control of the Company, provided the executive officer is actively employed by the Company as of the Change in Control, or the named executive officer’s death or Disability (each as defined in the 2009 Plan and the 2017 Plan, as applicable).

Post-Termination Option Exercise Periods

Under the 2009 Plan, options generally remain exercisable for a maximum of three months following the named executive officer’s termination for any reason, except (i) all options are forfeited upon a termination for Cause, (ii) vested options remain exercisable for a period of six months following termination in the event of the named executive officer’s Retirement and (iii) vested options remain exercisable for a period of twelve months following termination in the event of the named executive officer’s death or Disability (each term as defined in the 2009 Plan).

Under the 2017 Plan, options generally remain exercisable for a maximum of three months following the named executive officer’s termination for any reason, except (i) all options will be forfeited upon a termination for Cause, (ii) vested options will remain exercisable for a period of six months following termination in the event of the named executive officer’s Retirement and (iii) vested options will remain exercisable for a period of twelve months following termination in the event of the named executive officer’s death or Disability (each term as defined in the 2017 Plan).

Potential Payments upon Termination or Change in Control Table

The following table sets forth information concerning the payments that would be received by each named executive officer upon various termination of employment scenarios, assuming the termination occurred on December 31, 2019. The table below only shows additional amounts that the named executive officers would be entitled to receive upon termination, and does not show other items of compensation that may be earned and payable at such time such as earned but unpaid base salary, bonuses or benefits:

Name	Benefits	Payments on Termination without Reasonable Cause or for Good Reason ($)	Payments on Termination without Reasonable Cause, or for Good Reason, in Connection with a Change in Control ($)	Disability ($)	Death ($)
Dirk Allison (1)
	Severance	$3,475,000	$6,150,000	-	-
	Extension of Benefits	24,042	36,063	-	-
	Value of Accelerated Vesting of Equity Awards	-	10,031,495	10,031,495	10,031,495
	Life Insurance Benefit Paid by Insurance Company	-	-	-	-
	Total	3,499,042	16,217,558	10,031,495	10,031,495
Brian Poff (2)
	Severance	930,750	1,861,500	-	-
	Extension of Benefits	17,195	34,391	-	-
	Value of Accelerated Vesting of Equity Awards	-	3,676,709	3,676,709	3,676,709
	Life Insurance Benefit Paid by Insurance Company	-	-	-	-
	Total	947,945	5,572,600	3,676,709	3,676,709
Sean Gaffney (3)
	Severance	468,750	1,050,000	-	-
	Extension of Benefits	11,196	22,391	-	-
	Value of Accelerated Vesting of Equity Awards	-	1,619,300	1,619,300	1,619,300
	Life Insurance Benefit Paid by Insurance Company	-	-	-	-
	Total	479,946	2,691,691	1,619,300	1,619,300
David Tucker (4)
	Severance	489,500	1,378,801	-	-
	Extension of Benefits	12,021	24,042	-	-
	Value of Accelerated Vesting of Equity Awards	-	978,194	978,194	978,194
	Life Insurance Benefit Paid by Insurance Company	-	-	-	-
	Total	501,521	2,381,037	978,194	978,194
Michael Wattenbarger (5)
	Severance	503,542	1,412,500	-	-
	Extension of Benefits	12,032	24,064	-	-
	Value of Accelerated Vesting of Equity Awards	-	627,344	627,344	627,344
	Life Insurance Benefit Paid by Insurance Company	-	-	-	-
	Total	515,574	2,063,908	627,344	627,344

(1)

Represents amounts Mr. Allison would be entitled to receive pursuant to his employment agreement and equity award agreements. See “—Employment Agreements” and “—Potential Payments upon Termination or Change in Control.”

(2)

Represents amounts Mr. Poff would be entitled to receive pursuant to his employment agreement and equity award agreements. See “—Employment Agreements” and “—Potential Payments upon Termination or Change in Control.”

(3)

Represents amounts Mr. Gaffney would be entitled to receive pursuant to his employment agreement and equity award agreements. See “—Employment Agreements” and “—Potential Payments upon Termination or Change in Control.”

(4)

Represents amounts Mr. Tucker would be entitled to receive pursuant to his employment agreement and equity award agreements. See “—Employment Agreements” and “—Potential Payments upon Termination or Change in Control.”

(5)

Represents amounts Mr. Wattenbarger would be entitled to receive pursuant to his employment agreement and equity award agreements. See “—Employment Agreements” and “—Potential Payments upon Termination or Change in Control.”

Amounts of unpaid pro rata bonus are calculated using the non-discretionary bonuses actually paid for 2019 performance. Since Mr. Allison’s agreement provides for a performance based equity bonus, his bonus amount includes the value of his performance based equity bonus. The employment agreements for the remaining named executive officers only provide for a cash bonus, so their severance amounts are not calculated to include their equity bonuses.

Amounts of prior year’s bonuses are calculated using the bonus actually paid (if any) for 2018 performance.

Compensation Risks

Based on our review, we believe that risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on the Company. In reaching this conclusion, with the oversight of the Compensation Committee, we have reviewed: our employee compensation policies and practices, our mixture of cash and equity opportunities, our use of short-term and long-term performance-based awards, use of financial metrics that are easily capable of review and avoidance of uncapped rewards.

Pay Ratio

As required by Section 953(b) of the Dodd-Frank Act and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Mr. R. Dirk Allison, our President and Chief Executive Officer at December 31, 2019. Our Chief Executive Officer’s total 2019 compensation was $1,992,513 as reported in the 2019 Summary Compensation Table above, and the annual total compensation of our median employee was $10,133. Accordingly, our 2019 CEO to Median Employee Pay Ratio was 197:1. Each individual’s total annual compensation can be comprised of different compensation elements and is dependent on where the individual works.

In accordance with Instruction 2 to Item 402(u) of Regulation S-K, we are using the same “median employee” identified in 2018 in our 2019 pay ratio calculation, as we believe that there has been no change in our employee population or employee compensation arrangements that we believe would result in a significant change to our pay ratio disclosure for 2019. See our 2019 Proxy Statement for information regarding the process we utilized to identify our “median employee.” We estimated the annual total compensation for that employee by applying the same rules as used for determining total compensation for the named executive officers as reported in the 2019 Summary Compensation Table.

Please keep in mind that under the SEC’s rules and guidance, there are numerous ways to determine the compensation of a company’s median employee, including the employee population sampled, the elements of pay and benefits used, any assumptions made and the use of statistical sampling. In addition, no two companies have identical employee populations or compensation programs, and pay, benefits and retirement plans differ by country even within the same company. As such, our pay ratio may not be comparable to the pay ratio reported by other companies.

2019 Director Compensation

Consistent with the Company’s independent director compensation policy, in 2019, our independent directors received an annual retainer of $45,000 for service on the Company’s Board, $1,500 per in-person scheduled board meeting (whether attended in person or telephonically) and $750 per telephonic board meeting. The Chairman of the Board received an additional retainer of $25,000.

In addition, in 2019, the chairmen of the Company’s Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and Government Affairs Committee received an additional annual retainer of $25,000, $10,000, $7,500 and $10,000, respectively. Directors who served on the Audit Committee received $1,500 per Audit Committee meeting attended and independent directors who served on other committees received $1,000 per committee meeting attended. Independent directors were also reimbursed for reasonable expenses incurred in attending Board meetings, committee meetings and shareholder meetings.

In addition, during 2019, each independent director received an annual grant of restricted shares of the Company’s common stock valued at approximately $75,024, which was awarded following the Company’s annual meeting of shareholders. Each grant of restricted stock to an independent director vests on the first anniversary of the date of issuance.

The foregoing independent director compensation is subject to review and adjustment on the recommendation of our Nominating and Corporate Governance Committee.

The following information sets forth the compensation paid to our directors, whose compensation is not described above, for the year ended December 31, 2019:

Name (a) (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
Steven I. Geringer (2)	$99,500	$75,024	$174,524
Michael Earley (3)	87,250	75,024	162,274
Darin J. Gordon (4)	74,750	75,024	149,774
Jean Rush (5)	64,750	75,024	139,774
Mark L. First (6)	63,750	75,024	138,774
Susan T. Weaver (7)	53,750	75,024	128,774

(1)

This column discloses the grant date fair value of stock awards calculated in accordance with FASB ASC Topic 718. The assumptions we used in valuing equity incentives are described under the caption “Stock Options and Restricted Stock Awards” in Note 11 to our consolidated financial statements in this Annual Report on Form 10-K.

(2)	As of December 31, 2019, Mr. Geringer held 1,071 unvested restricted shares.
(3)

The cash fees owed to Mr. Earley were paid to Pelican Advisory LLC, a limited liability company owned by Mr. Earley and the stock awards granted to Mr. Earley were made to him directly as an individual. As of December 31, 2019, Mr. Earley held 1,071 unvested restricted shares.

(4)	As of December 31, 2019, Mr. Gordon held 1,071 unvested restricted shares.
(5)	As of December 31, 2019, Ms. Rush held 1,071 unvested restricted shares.
(6)

The cash fees owed to Mr. First were paid to an affiliate of the Eos Funds and the stock award granted to Mr. First were made to him directly as an individual. As of December 31, 2019, Mr. First held 1,071 unvested restricted shares.

(7)	As of December 31, 2019, Dr. Weaver held 1,071 unvested restricted shares.

Compensation Committee Interlocks and Insider Participation

During 2019, Mr. Geringer, Mr. First and Dr. Weaver served on our Compensation Committee. None of the members of the Compensation Committee has been an officer or employee of the Company. None of our executive officers serves on the board of directors or compensation committee (or other board committee performing equivalent functions) of an entity that has an executive officer serving as a member of our Board on our Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents securities authorized for issuance under our equity compensation plans at December 31, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	$647,899	$37.43	$681,420
Equity compensation plans not approved by security holders	—	—	—
Total	$647,899	$37.43	$681,420

Beneficial Ownership Table

The following table sets forth information regarding beneficial ownership of our common stock, as of July 31, 2020, by the following:

•	each person, or group of affiliated persons, who is known by us to beneficially own 5% or more of any class of our voting securities;
•	each of our directors;
•	each of our named executive officers; and
•	all directors and executive officers as a group.

Beneficial ownership is determined according to the rules of the SEC. Beneficial ownership means that a person has or shares voting or investment power of a security, and includes shares underlying options and warrants that are currently exercisable or exercisable within 60 days after the measurement date. The information in the table below is based on information supplied by our directors and executive officers and public filings.

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole investment and voting power with respect to their shares, except where community property laws may apply. Unless otherwise indicated, we deem shares of common stock subject to options that are exercisable within 60 days of July 31, 2020 to be outstanding and beneficially owned by the person holding the options for the purpose of computing percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the ownership percentage of any other person. As of July 31, 2020, we did not have any warrants issued or outstanding. The percentage of shares beneficially owned is based on 15,664,952 shares of our common stock outstanding as of July 31, 2020. Except as otherwise indicated, the address of each person or entity named below is the address of the Company, 6303 Cowboys Way, Suite 600, Frisco, Texas 75034.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
BlackRock (1)	2,034,306	13.0%
Eos Funds (2)	1,041,638	6.6%
The Vanguard Group (3)	877,979	5.6%
Dimensional Fund Advisors LP (4)	786,316	5.0%
TimeSquare Capital Management, LLC (5)	754,035	4.8%
R. Dirk Allison (6)	223,127	1.4%
Brian Poff (7)	52,571	*
Sean Gaffney (8)	14,663	*
David Tucker (9)	7,826	*
Michael Wattenbarger (10)	3,795	*
Darby Anderson (11)	86,563	*
Laurie Manning (12)	35,964	*
Brad Bickham (13)	55,430	*
Michael Earley	10,790	*
Mark L. First (2)	1,061,860	6.8%
Steven I. Geringer	20,222	*
Darin J. Gordon	5,536	*
Jean Rush	1,962	*
Susan T. Weaver, M.D.	5,036	*

All directors and executive officers as a group (14 persons)	1,585,345	9.9%

*	Less than one percent.
(1)

The information with respect to BlackRock, Inc. is based solely on its Schedule 13G/A filed with the SEC on February 4, 2020. BlackRock, Inc. possesses sole voting power of 2,014,864 shares of common stock and sole dispositive power over 2,034,306 shares of common stock. The address for BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

(2)

The information with respect to Eos Funds is based solely on its Schedule 13G/A filed with the SEC on February 11, 2020. The holdings of the Eos Funds consist of 381,593 shares of common stock held by ECP Helios Partners III, L.P. (“Helios III”), 339,854 shares held by ECP General III, L.P. (“General III”) and 320,191 shares held by Eos Partners SBIC III, L.P. (“SBIC III”). ECP III, LLC is the general partner of General III. Eos Hyperion GP, LLC is the general partner of Helios III. Eos General, L.L.C. is the general partner of Eos Partners, L.P., which is the managing member of Eos SBIC General III, L.L.C., the general partner of SBIC III. Eos Management, L.P. and its affiliates are collectively referred to as the Eos Funds. As a managing director of Eos Management, L.P. and its affiliates, Mr. First may be deemed to share beneficial ownership of the shares of common stock owned by the Eos Funds. Mr. First disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein. Mr. First owns 20,222 shares of common stock directly. The address of each of the Eos Funds is 437 Madison Avenue, 14th Floor, New York, New York 10022.

(3)

The information with respect to The Vanguard Group is based solely on its Schedule 13G filed with the SEC on February 12, 2020. The Vanguard Group possesses sole voting power of 26,651 shares of common stock, shared voting power of 951 shares of common stock, sole dispositive power over 852,195 shares of common stock and shared dispositive power over 25,784 shares of common stock. The address for The Vanguard Group is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.

(4)

The information with respect to Dimensional Fund Advisors LP is based solely on its Schedule 13G/A filed with the SEC on February 12, 2020. Dimensional Fund Advisors LP possesses sole voting power of 741,073 shares of common stock and sole dispositive power over 786,316 shares of common stock. The address for Dimensional Fund Advisors LP is Building One, 6300 Bee Cave Road, Austin, Texas 78746.

(5)

The information with respect to TimesSquare Capital Management, LLC is based solely on its Schedule 13G filed with the SEC on February 14, 2020. TimeSquare Capital Management, LLC possesses sole voting power of 754,035 shares on common stock and sole dispositive power over 754,035 shares of common stock. The address for TimeSquare Capital Management, LLC is 7 Times Square, 42nd Floor, New York, NY 10036.

(6)

Includes 178,433 shares subject to options which are currently exercisable or exercisable within 60 days of July 31, 2020 and 10,506 shares of unvested restricted stock, which have various vesting dates.

(7)

Includes 37,848 shares subject to options which are currently exercisable or exercisable within 60 days of July 31, 2020 and 3,100 shares of unvested restricted stock, which have various vesting dates.

(8)

Includes 10,000 shares subject to options which are currently exercisable or exercisable within 60 days of July 31, 2020 and 3,750 shares of unvested restricted stock, which have various vesting dates.

(9)	Includes 1,320 shares subject to options which are currently exercisable or exercisable within 60 days of July 31, 2020 and 5,507 shares of unvested restricted stock, which have various vesting dates.
(10)	Includes 375 shares subject to options which are currently exercisable or exercisable within 60 days of July 31, 2020 and 3,175 shares of unvested restricted stock, which have various vesting dates.
(11)

Includes 60,499 shares subject to options which are currently exercisable or exercisable within 60 days of July 31, 2020 and 2,469 shares of unvested restricted stock, which have various vesting dates.

(12)

Includes 24,108 shares subject to options which are currently exercisable or exercisable within 60 days of July 31, 2020 and 7,469 shares of unvested restricted stock, which have various vesting dates.

(13)

Includes 34,108 shares subject to options which are currently exercisable or exercisable within 60 days of July 31, 2020 and 8,934 shares of unvested restricted stock, which have various vesting dates.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for Related Party Transactions

Our written Code of Conduct provides that our directors, officers and employees are not permitted to enter into a related person transaction with us without the prior consent of our Audit Committee, or other independent committee of our Board in the event it is inappropriate for our Audit Committee to review such transaction due to a conflict of interest. In addition, the charter of our Audit Committee states that the Audit Committee shall review and approve all related person transactions. Any request for us to enter into a transaction with an executive officer, director, nominee for director, principal shareholder, or any of such persons’ immediate family members or affiliates, or our employees, in which the amount involved may exceed $60,000, will first be presented to our Audit Committee or such other committee for review, consideration and approval. All of our directors, officers and employees are required to report any such related person transaction. In approving or rejecting the proposed agreement, our Audit Committee or such other committee will consider the facts and circumstances available and deemed relevant, including, but not limited to, the risks, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products and, if applicable, the impact on a director’s independence. Our Audit Committee or such other committee will approve only those transactions that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as our Audit Committee or such other committee determines in the good faith exercise of its discretion. Under our Code of Conduct, if we should discover related person transactions that have not been approved, the Audit Committee or such other committee will be notified and will determine the appropriate action, including ratification, rescission or amendment of the transaction. Notwithstanding the foregoing, compensatory transactions with our related persons will be reviewed by our Compensation Committee.

Certain Relationships and Related Party Transactions

Other than as disclosed below, since January 1, 2019, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeded or exceeds $60,000 and in which any of our directors, executive officers, holders of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest, other than compensation arrangements with directors and executive officers, which are described where required under the captions “Executive Officers” and “Executive Compensation” appearing elsewhere in this Annual Report on Form 10-K, and the transactions described below.

Limitation of Liability and Indemnification

Our amended and restated certificate of incorporation (the “Certificate of Incorporation”) contains provisions that limit the liability of our directors for monetary damages to the fullest extent permitted by Delaware law. Consequently, our directors will not be personally liable to us or our shareholders for monetary damages for any breach of fiduciary duties as directors, except liability for the following:

•	any breach of their duty of loyalty to our Company or our shareholders;
•	acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;
•	unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; and
•	any transaction from which the director derived an improper personal benefit.

Our Bylaws provide that we are required to indemnify our directors and officers and may indemnify our employees and other agents to the fullest extent permitted by Delaware law. Our Bylaws also provide that we will advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding and permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in that capacity, regardless of whether our Bylaws would otherwise permit indemnification. We believe that these provisions are necessary to attract and retain qualified directors and officers. We also maintain directors’ and officers’ liability insurance.

The limitation of liability and indemnification provisions in our Certificate of Incorporation and Bylaws may discourage shareholders from bringing a lawsuit against our directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent that we pay the costs of settlement and damage awards against directors and officers as required by these indemnification provisions.

We are party to indemnification agreements with each of R. Dirk Allison, Michael Earley, Mark L. First, Steven I. Geringer, Darin J. Gordon, Jean Rush and Susan T. Weaver, M.D., in their capacities as officers and directors, and with certain other of our former directors and officers (each, an indemnitee). Pursuant to these agreements, we have agreed to hold each indemnitee harmless and indemnify him to the fullest extent permitted by law against all expenses, judgments, penalties, fines and amounts paid in settlement including, without limitation, all liability arising out of the negligence or active or passive wrongdoing of the indemnitee. We are not obligated to make any payment to any indemnitee that is finally determined to be unlawful. In respect of any threatened, pending or completed proceeding in which we are jointly liable with an indemnitee, we will pay the entire amount of any judgment or settlement without requiring the indemnitee to contribute. We will advance, to the extent permitted by law, all expenses incurred by or on behalf of an indemnitee in connection with a proceeding. No amendment, alteration or repeal of our Certificate of Incorporation, our Bylaws or the indemnification agreement with any indemnitee will limit any right of that indemnitee in respect of any action taken or omitted by that indemnitee prior to such amendment. We anticipate that we will enter into similar indemnification agreements with any new member elected to our Board. With respect to Mr. First and a certain former officer, we have agreed that, where the indemnitee has certain rights to indemnification, advancement of expenses and/or insurance provided by any of the Eos Funds or their affiliates, we will be the indemnitor of first resort, we will be required to advance the full amount of expenses incurred by the indemnitee, and we will waive and release the Eos Funds and their affiliates from any and all claims for contribution, subrogation or any other recovery of any kind.

At present, we are not aware of any pending litigation or proceeding involving any of our directors, officers, employees or agents in their capacity as such for which indemnification will be required or permitted. In addition, we are not aware of any other threatened litigation or proceeding that may result in a claim for indemnification by any director or officer.

We have been informed that, in the opinion of the SEC, any indemnification of directors or officers for liabilities arising under the Securities Act of 1933, as amended, is against public policy and therefore unenforceable.

Other Relationships

Emily Zoccoli serves as the Company’s HR Director – HRIS, Analytics, and Integration. Ms. Zoccoli earned total compensation in respect of base salary and bonus of approximately $109,000 for her services in 2019. Ms. Zoccoli also receives certain other benefits customary to similar positions within the Company. Ms. Zoccoli’s father, James “Zeke” Zoccoli, served as our Executive Vice President and Chief Information Officer until July 31, 2019 and as a non-executive advisor to the Company until July 31, 2020.

Director Independence

Our Board has affirmatively determined that each director other than R. Dirk Allison is “independent,” as defined by the Nasdaq Stock Market Rules. Under the Nasdaq Stock Market Rules, a director can be independent only if the director does not trigger a categorical bar to independence and our Board affirmatively determines that the director does not have a relationship which, in the opinion of our Board, would interfere with the exercise of independent judgment by the director in carrying out the responsibilities of a director.

With respect to Mr. First, our Board considered Mr. First’s role as a Managing Director at Eos Management, an affiliate of the Eos Funds, and the fact that the Eos Funds own a significant number of shares of our capital stock. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Beneficial Ownership Table.” In addition, our Board considered that Mr. First served as a non-employee, unpaid executive officer of the Company prior to the 2009 IPO. After reviewing the existing relationships between us and the Eos Funds and their affiliates, and considering that the affiliation of Mr. First with the Eos Funds positively aligns his interests with those of our public shareholders, our Board has affirmatively determined that, in its judgment, Mr. First does not have any relationship that would interfere with the exercise of independent judgment in carrying out his responsibilities as director under the Nasdaq Stock Market Rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Auditor Fee Information

The following table presents fees for professional audit services rendered by PwC for the audit of our annual consolidated financial statements for 2019 and fees for other services rendered by PwC for fiscal year 2019:

PricewaterhouseCoopers (PwC)	2019
Audit fees (1)	$2,088,382
Audit-related fees (2)	2,095,000
Tax fees (3)	25,000
Total	$4,208,382

(1)

Audit fees represent fees for professional services provided in connection with the audit of the Company’s consolidated financial statements, the audit of the effectiveness of internal controls over financial reporting, the reviews of the Company’s quarterly financial statements, and the involvement with the Company’s filings of registration statements.

(2)	Audit-related fees represent fees for professional services provided in connection with the re-audits of the Company’s 2017 and 2018 consolidated financial statements.
(3)	Tax fees represented fees for the review of federal consolidated income tax return for the year ended December 31, 2018.

The following table presents fees for professional audit services rendered by EY for the audit of our annual consolidated financial statements for 2018 and fees for other services rendered by EY for fiscal year 2018:

Ernst & Young (EY)	2018
Audit fees (1)	$1,785,623
Tax fees (2)	209,612
All other fees (3)	254,659
Total	$2,249,894

(1)

Audit fees represented fees for professional services provided in connection with the audit of the Company’s audited financial statements, audit of effectiveness of internal controls over financial reporting, reviews of the Company’s quarterly financial statements, audit of the Company’s acquisitions of Ambercare Corporation and Arcadia Home Care & Staffing and fees related to the Company’s filings of registration statements.

(2)

Assistance with Code Section 6055 and 6056 reporting requirements, Code Section 4980H eligibility determinations, other tax-related compliance and reporting aspects of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, and work opportunity tax credits.

(3)

Acquisition expenses related to due diligence, SEIU procedures, New York cost reporting, and Accounting Standards Update 2016-02, Leases (Topic 842) and related amendments, and services rendered in connection with a registration statement.

Pre-Approval Policy of Audit and Non-Audit Services

The Audit Committee charter requires the Audit Committee to pre-approve all audit and permitted non-audit services provided by the independent auditor as well as the related fees. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditor and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. The Audit Committee may delegate the pre-approval authority to a member or members of the Audit Committee or may adopt pre-approval policies and procedures, to the extent permitted by applicable laws. Any pre-approvals made pursuant to delegated authority or pre-approval policies and procedures must be presented to the full Audit Committee at its next meeting.

The Audit Committee pre-approved all services provided by EY in 2018 and by PwC in 2019. The Audit Committee has pre-approved all services anticipated to be provided by PwC during 2020.

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

4.2	Description of Securities of Addus HomeCare Corporation Registered under Section 12 of the Exchange Act.
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

10.20

Separation Agreement and General Release, dated as of March 18, 2016, by and between Addus HealthCare, Inc. and Inna Berkovich (filed on March  23, 2016 as Exhibit 10.1 to Addus HomeCare Corporation’s Current Report on Form 8-K (File No.  001-34504) and incorporated by reference herein).*

10.21

Separation Agreement and General Release, effective May 25, 2016, by and between Addus HealthCare, Inc. and Donald Klink (filed on May  27, 2016 as Exhibit 99.1 to Addus HomeCare Corporation’s Current Report on Form 8-K (File No.  001-34504) and incorporated by reference herein).*

10.22

Separation Agreement and General Release, dated as of March 1, 2016, by and between Addus HomeCare Corporation and Mark S. Heaney (filed on March  2, 2016 as Exhibit 99.2 to Addus HomeCare Corporation’s Current Report on Form 8-K (File No.  001-34504) and incorporated by reference herein).*

10.23

Severance Agreement and General Release, dated as of February 13, 2017, by and between Addus HomeCare Corporation and Maxine Hochhauser (filed on January 18, 2017 as Exhibit 10.1 to Addus HomeCare Corporation’s Current Report on Form 8-K (File No.  001-34504) and incorporated by reference herein).*

10.24

Credit Agreement, dated as of May 8, 2017, by and among Addus Healthcare, Inc., as the Borrower, the other parties from time to time a party thereto, and Capital One, National Association, as a Lender and Swing Lender and as Agent for all Lenders, Suntrust Bank, as Documentation Agent, Bank of the West, Compass Bank, Fifth Third Bank and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, the other financial institutions party thereto, as Lenders, Capital One, National Association, Bank of the West, Compass Bank, Fifth Third Bank and JPMorgan Chase Bank, N.A. and Suntrust Robinson Humphrey as Joint Lead Arrangers and Capital One, National Association, as Sole Bookrunner (filed on May  9, 2017 as Exhibit 10.3 to Addus HomeCare Corporation’s Quarterly Report on Form 10-Q (File No.  001-34504) and incorporated by reference herein).

10.25

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

10.27

Form of Restricted Stock Award Agreement pursuant to the 2017 Omnibus Incentive Plan. (filed on March 14, 2018 as Exhibit 10.29 to Addus HomeCare Corporation’s Annual Report on Form 10-K (File No. 001-34504) and incorporated by reference herein).*

10.28

Amended and Restated Employment and Non-Competition Agreement, dated April  25, 2017, by and between Addus HealthCare, Inc. and Brenda Belger (filed on August  8, 2017 as Exhibit 10.7 to Addus HomeCare Corporation’s Quarterly Report on Form 10-Q (File No.  001-34504) and incorporated by reference herein).*

10.29

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

10.31

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

10.32

Second Amended and Restated Employment and Non-Competition Agreement, dated November 5, 2018, by and between Addus HealthCare, Inc. and R. Dirk Allison (filed on August 11, 2018 as Exhibit 10.3 to Addus HomeCare Corporation’s Quarterly Report on Form 10-Q (File No. 001-34504) and incorporated by reference herein). *

10.33

Second Amended and Restated Employment and Non-Competition Agreement, dated November 5, 2018, by and between Addus HealthCare, Inc. and Brian Poff (filed on August 11, 2018 as Exhibit 10.4 to Addus HomeCare Corporation’s Quarterly Report on Form 10-Q (File No. 001-34504) and incorporated by reference herein). *

10.34

Second Amended and Restated Employment and Non-Competition Agreement, dated November 5, 2018, by and between Addus HealthCare, Inc. and James Zoccoli (filed on August 11, 2018 as Exhibit 10.5 to Addus HomeCare Corporation’s Quarterly Report on Form 10-Q (File No. 001-34504) and incorporated by reference herein). *

10.35

Second Amended and Restated Employment and Non-Competition Agreement, dated November 5, 2018, by and between Addus HealthCare, Inc. and Darby Anderson (filed on August 11, 2018 as Exhibit 10.6 to Addus HomeCare Corporation’s Quarterly Report on Form 10-Q (File No. 001-34504) and incorporated by reference herein). *

10.36

Second Amended and Restated Employment and Non-Competition Agreement, dated November 5, 2018, by and between Addus HealthCare, Inc. and W. Bradley Bickham (filed on August 11, 2018 as Exhibit 10.7 to Addus HomeCare Corporation’s Quarterly Report on Form 10-Q (File No. 001-34504) and incorporated by reference herein). *

10.37

Amended and Restated Employment and Non-Competition Agreement, dated November 5, 2018, by and between Addus HealthCare, Inc. and Laurie Manning (filed on August 11, 2018 as Exhibit 10.8 to Addus HomeCare Corporation’s Quarterly Report on Form 10-Q (File No. 001-34504) and incorporated by reference herein). *

10.38

Amended and Restated Credit Agreement, dated as of October 31, 2018, by and among Addus HealthCare, Inc., as borrower, the Company, the other Credit Parties party thereto, the Lenders and L/C Issuers party thereto, and Capital One, National Association, as administrative agent (filed on November 8, 2018 as Exhibit 10.2 to Addus HomeCare Corporation’s Quarterly Report on Form 10-Q (File No. 001-34504) and incorporated by reference herein).

10.39

Employment and Non-Competition Agreement, effective April 29, 2019, by and between Addus HealthCare, Inc. and Sean Gaffney (filed on April 8, 2019 as Exhibit 99.2 to Addus HomeCare Corporation’s Current Report on Form 8-K (File No. 001-34504) and incorporated by reference herein). *

10.40	Employment and Non-Competition Agreement, effective November 7, 2019, by and between Addus HealthCare, Inc. and David Tucker. *

10.41	Employment and Non-Competition Agreement, effective November 7, 2019, by and between Addus HealthCare, Inc. and Mike Wattenbarger. *

10.42

Transition Agreement and Release, effective as of July 31, 2019, by and between Addus HealthCare, Inc. and James “Zeke” Zoccoli (filed on July 24, 2019 as Exhibit 10.1 to Addus HomeCare Corporation’s Current Report on Form 8-K (File No. 001-34504) and incorporated by reference herein). *

10.43

Equity Purchase Agreement, dated August 25, 2019, by and among Addus Healthcare, Inc., Hospice Partners of America, LLC, New Capital Partners II – HS, Inc., Senior Care Services, LLC, Eastside Partners II, L.P., and New Capital Partners II, LLC (filed on September 3, 2019 as Exhibit 2.1 to Addus HomeCare Corporation’s Registration Statement on Form S-3ASR (File No. 333-233600) and incorporated by reference herein).

10.44

First Amendment to Amended and Restated Credit Agreement, dated as of September 12, 2019, by and among Addus HealthCare, Inc., as the Borrower, Addus HomeCare Corporation, other Credit Parties party thereto, Capital One, National Association, as administrative agent and as a Lender, and the other Lenders party thereto (filed on September 13, 2019 as Exhibit 10.1 to Addus HomeCare Corporation’s Quarterly Report on Form 10-Q (File No. 001-34504) and incorporated by reference herein).

21.1	Subsidiaries of Addus HomeCare Corporation.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

*	Management compensatory plan or arrangement
ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Addus HomeCare Corporation

By:	/s/ R. DIRK ALLISON
R. Dirk Allison, President and Chief Executive Officer

Date: August 10, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ R. DIRK ALLISON R. Dirk Allison	President and Chief Executive Officer (Principal Executive Officer) and Director	August 10, 2020

/s/ BRIAN POFF Brian Poff	Chief Financial Officer (Principal Financial and Accounting Officer)	August 10, 2020

/s/ MICHAEL EARLEY Michael Earley	Director	August 10, 2020

/s/ MARK L. FIRST Mark L. First	Director	August 10, 2020

/s/ STEVEN I. GERINGER Steven I. Geringer	Director	August 10, 2020

/s/ DARIN J. GORDON Darin J. Gordon	Director	August 10, 2020

/s/ JEAN RUSH	Director	August 10, 2020
Jean Rush

/s/ SUSAN T. WEAVER, M.D., FACP Susan T. Weaver, M.D., FACP	Director	August 10, 2020

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Addus HomeCare Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Addus HomeCare Corporation and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2019 listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to the lack of (i) design and maintenance of controls in response to the risks of material misstatement, (ii) design and maintenance of controls over the review and approval of hours worked and billed, and (iii) design and maintenance of controls over the accuracy of the implicit price concession assumption used in the estimation of the recoverability of unadjudicated net service revenues (accounts receivable, net).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded Hospice Partners, Alliance and VIP from its assessment of internal control over financial reporting as of December 31, 2019, because they were acquired by the Company in purchase business combinations during 2019. We have also excluded Hospice Partners, Alliance and VIP from our audit of internal control over financial reporting. Hospice Partners, Alliance and VIP are wholly-owned subsidiaries whose total revenues and total operating income excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 2.3%, 1.4% and 4.6% of total revenues, respectively and approximately 6.4%, 5.9%, and (0.5)% of total operating income, respectively, of the related consolidated financial statement amounts for the year ended December 31, 2019.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Accounts Receivable, Net of Allowances for Implicit Price Concessions

As described in Note 1 to the consolidated financial statements, net service revenue is recognized at the amount that reflects the consideration the Company expects to receive in exchange for providing services directly to consumers. Amounts collected may be less than amounts billed due to implicit price concessions, resulting from client eligibility issues, insufficient or incomplete documentation, services at levels other than authorized, pricing differences and other reasons unrelated to credit risk. Management estimates the value of accounts receivable, net of allowances for implicit price concessions, based upon historical experience and other factors, including an aging of accounts receivable, evaluation of expected adjustments, past adjustments and collection experience in relation to amounts billed, current contract and reimbursement terms, shifts in payors and other relevant information. As disclosed by management, the evaluation of these historical and other factors involves complex, subjective judgments. Accounts receivable, net of allowances for implicit price concessions (before the allowance for bad debt), were $150.7 million as of December 31, 2019.

The principal considerations for our determination that performing procedures relating to the valuation of accounts receivable, net of allowances for implicit price concessions is a critical audit matter are the significant judgment by management to determine the estimate, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the audit evidence obtained related to the valuation of accounts receivable, net of allowances for implicit price concessions. As described in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, a material weakness was identified related to the lack of design and maintenance of controls over the accuracy of the implicit price concession assumption used in the estimation of the recoverability of unadjudicated net service revenues (accounts receivable, net).

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) evaluating management’s process for developing the estimate of accounts receivable, net of allowances for implicit price concessions, as well as the relevance and use of historical experience data as an input into the estimate, (ii) testing the completeness and accuracy of the charges and payments used by management in the estimate by testing a sample of revenue transactions, (iii) evaluating the historical accuracy of management’s process for developing the estimate of the amount which will ultimately be collected by comparing actual cash collections to the previously recorded accounts receivable, and (iv) developing an independent expectation of the amount expected to be collected by management. Developing the independent expectation involved calculating the percentage of cash collections as compared to the recorded accounts receivable balance as of the end of the prior year and comparing that percentage to management’s collection expectation used to determine the current year estimate of accounts receivable, net of allowances for implicit price concessions.

Valuation of Hospice Partners of America, LLC and VIP Health Care Services Identifiable Intangible Assets

As described in Notes 1 and 5 to the consolidated financial statements, during 2019, the Company completed the acquisitions of Hospice Partners of America, LLC (“Hospice Partners”) and all of the assets of VIP Health Care Services (“VIP”) for net consideration of $135.6 million and $29.9 million, respectively. As a result of these acquisitions, management recorded identifiable intangible assets related to trade names, non-competition agreements, state licenses, and customer and referral relationships in the aggregate amount of $33.5 million. Management estimates the fair values of the trade names using the relief-from-royalty method, which requires assumptions such as the long-term growth rates of future revenues, the relief from royalty rate for such revenue, the tax rate and the discount rate. Management estimates the fair value of existing indefinite-lived state licenses based on a blended approach of the replacement cost method and cost savings method, which involves estimating the total process costs and opportunity costs to obtain a license, by estimating future earnings before interest and taxes and applying an estimated discount rate, tax rate and time to obtain the license. Management estimates the fair value of existing finite-lived state licenses based on a method of analyzing the definite revenue streams with the license and without the license, which involves estimating revenues and expenses, estimated time to build up to a current revenue base, which is market specific, and the non-licensed revenue allocation, revenue growth rates, discount rate and tax amortization benefits. Management estimates the fair value of customer and referral relationships based on a multi-period excess earnings method, which involves identifying revenue streams associated with the assets, estimating the attrition rates based upon historical financial data, expenses and cash flows associated with the assets, contributory asset charges, rates of return for specific assets, growth rates, discount rate and tax amortization benefits. Management estimates the fair value of non-competition agreements based on a method of analyzing the factors to compete and factors not to compete, which involves estimating historical financial data, forecasted financial statements, growth rates, tax amortization benefit, discount rate, review of factors to compete and factors not to compete as well as an assessment of the probability of successful competition for each non-competition agreement.

The principal considerations for our determination that performing procedures relating to the valuation of identifiable intangible assets resulting from the acquisitions of Hospice Partners and VIP is a critical audit matter are (i) the high degree of auditor judgment and subjectivity in applying procedures relating to the fair value measurement of identifiable intangible assets acquired due to the significant amount of judgment by management when developing the estimates; (ii) significant audit effort was necessary in evaluating the significant assumptions relating to the estimates, such as (a) the relief from royalty rate and the discount rate for certain trade names, (b) the estimated time to obtain the license and the discount rate for certain indefinite-lived state licenses, (c) the estimated time to build up to a current revenue base, non-licensed revenue allocation, revenue growth rates, and the discount rate for the finite-lived state licenses, (d) the discount rate for the customer and referral relationships, and (e) the discount rate for one non-competition agreement (collectively, the “identifiable intangible assets significant assumptions”); and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to estimating the fair value of identifiable intangible assets recorded from the VIP and Hospice Partners acquisitions, including controls over development of the identifiable intangible assets significant assumptions. These procedures also included, among others, testing management’s process for estimating the fair value of intangible assets, which included evaluating the appropriateness of the valuation methods, testing the completeness and accuracy of underlying data used by management, and evaluating the reasonableness of identifiable intangible assets significant assumptions. Evaluating the reasonableness of the identifiable intangible assets significant assumptions, except for the discount rates, involved considering the following, as applicable, (i) past performance of the acquired businesses, and (ii) economic and industry metrics and forecasts. In addition, the discount rates were evaluated by considering the cost of capital of comparable businesses and other industry factors. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the valuation methods used and the reasonableness of the discount rates.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

August 10, 2020

We have served as the Company’s auditor since 2019.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2019 and 2018

(amounts and shares in thousands, except per share data)

	2019	2018
Assets
Current assets
Cash	$111,714	$70,406
Accounts receivable, net of allowances	149,680	98,316
Prepaid expenses and other current assets	7,993	7,292
Total current assets	269,387	176,014
Property and equipment, net of accumulated depreciation and amortization	12,156	10,658
Other assets
Goodwill	275,368	135,442
Intangibles, net of accumulated amortization	57,079	23,784
Deferred tax assets, net	1,647	2,196
Operating lease assets, net	21,111	—
Total other assets	355,205	161,422
Total assets	$636,748	$348,094
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$19,641	$12,238
Accrued payroll	30,587	22,449
Accrued expenses	22,429	11,586
Accrued workers’ compensation insurance	14,143	15,169
Current portion of long-term debt	728	62
Total current liabilities	87,528	61,504
Long-term liabilities
Long-term debt, less current portion, net of debt issuance costs	59,164	17,222
Long-term operating lease liabilities	14,301	—
Other long-term liabilities	163	877
Total long-term liabilities	73,628	18,099
Total liabilities	$161,156	$79,603
Stockholders’ equity
Common stock—$.001 par value; 40,000 authorized and 15,617 and 13,126 shares issued and outstanding as of December 31, 2019 and 2018, respectively	$15	$13
Additional paid-in capital	359,545	177,683
Retained earnings	116,032	90,795
Total stockholders’ equity	475,592	268,491
Total liabilities and stockholders’ equity	$636,748	$348,094

See accompanying Notes to Consolidated Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2019, 2018 and 2017

(amounts and shares in thousands, except per share data)

	For the Years Ended December 31,
	2019	2018	2017
Net service revenues	$648,791	$516,647	$425,994
Cost of service revenues	469,553	379,843	310,119
Gross profit	179,238	136,804	115,875
General and administrative expenses	133,569	105,025	76,902
Loss (gain) on sale of assets	—	38	(2,467)
Depreciation and amortization	10,574	8,642	6,663
Provision for doubtful accounts	343	272	9,524
Total operating expenses	144,486	113,977	90,622
Operating income from continuing operations	34,752	22,827	25,253
Interest income	(1,523)	(2,592)	(66)
Interest expense	3,105	5,016	4,472
Total interest expense, net	1,582	2,424	4,406
Other income	—	—	217
Income from continuing operations before income taxes	33,170	20,403	21,064
Income tax expense	7,359	4,096	9,258
Net income from continuing operations	25,811	16,307	11,806
(Loss) earnings from discontinued operations	(574)	126	147
Net income	$25,237	$16,433	$11,953
Net income per common share
Basic income per share
Continuing operations	$1.87	$1.35	$1.03
Discontinued operations	(0.04)	0.01	0.01
Basic income per share	$1.83	$1.36	$1.04
Diluted income per share
Continuing operations	$1.81	$1.32	$1.02
Discontinued operations	(0.04)	0.01	0.01
Diluted income per share	$1.77	$1.33	$1.03
Weighted average number of common shares and potential common shares outstanding:
Basic	13,816	12,049	11,470
Diluted	14,248	12,383	11,623

See accompanying Notes to Consolidated Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2019, 2018 and 2017

(amounts and shares in thousands)

	Common Stock		Additional Paid in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2017	11,527	$12	$92,253	$62,409	$154,674
Issuance of shares of common stock under restricted stock award agreements	90	—	—	—	—
Forfeiture of shares of common stock under restricted stock award agreements	(36)	—	—	—	—
Stock-based compensation	—	—	2,552	—	2,552
Shares issued for exercise of stock options	51	—	1,158	—	1,158
Net income	—	—	—	11,953	11,953
Balance at December 31, 2017	11,632	$12	$95,963	$74,362	$170,337
Issuance of shares of common stock under restricted stock award agreements	78	—	—	—	—
Forfeiture of shares of common stock under restricted stock award agreements	(16)	—	—	—	—
Stock-based compensation	—	—	4,109	—	4,109
Shares issued for exercise of stock options	42	—	994	—	994
Shares issued in secondary offering, net of offering costs	1,390	1	76,617	—	76,618
Net income	—	—	—	16,433	16,433
Balance at December 31, 2018	13,126	$13	$177,683	$90,795	$268,491
Issuance of shares of common stock under restricted stock award agreements	70	—	—	—	—
Forfeiture of shares of common stock under restricted stock award agreements	(4)	—	—	—	—
Stock-based compensation	—	—	5,766	—	5,766
Shares issued for exercise of stock options	125	—	3,153	—	3,153
Shares issued in public offering, net of offering costs	2,300	2	172,943	—	172,945
Net income	—	—	—	25,237	25,237
Balance at December 31, 2019	15,617	$15	$359,545	$116,032	$475,592

See accompanying Notes to Consolidated Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2019, 2018 and 2017

(amounts in thousands)

	For the Years
	Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$25,237	$16,433	$11,953
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	10,574	8,642	6,663
Non-cash restructuring	—	—	383
Deferred income taxes	(1,063)	(375)	2,470
Stock-based compensation	5,766	4,109	2,552
Amortization of debt issuance costs under the terminated credit facility	—	—	1,484
Amortization of debt issuance costs under the credit facility	716	606	382
Provision for doubtful accounts	343	272	9,524
Contingent consideration	—	(847)	—
Loss (gain) on sale of assets	—	38	(2,467)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(37,478)	(697)	19,412
Prepaid expenses and other current assets	(792)	1,652	(2,467)
Accounts payable	4,638	4,235	1,103
Accrued expenses and other liabilities	4,078	(865)	1,779
Net cash provided by operating activities	12,019	33,203	52,771
Cash flows from investing activities:
Proceeds from the sale of assets	—	—	3,702
Acquisitions of businesses, net of cash acquired	(184,076)	(62,440)	(24,354)
Purchases of property and equipment	(4,621)	(5,349)	(3,616)
Net cash used in investing activities	(188,697)	(67,789)	(24,268)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	172,945	76,618	—
Borrowings on revolver — credit facility	23,458	20,000	30,000
Borrowings on revolver — terminated credit facility	—	—	20,000
Borrowings on term loan — credit facility	19,600	60,420	45,000
Payments on revolver — credit facility	—	—	(30,000)
Payments on revolver — terminated credit facility	—	—	(20,000)
Payments on term loan — credit facility	(735)	(104,858)	(563)
Payments on term loan — terminated credit facility	—	—	(24,063)
Payments on financing lease obligations	(63)	(1,013)	(1,432)
Payments for debt issuance costs under the credit facility	(372)	(923)	(2,862)
Cash received from exercise of stock options	3,153	994	1,158
Net cash provided by financing activities	217,986	51,238	17,238
Net change in cash	41,308	16,652	45,741
Cash, at beginning of period	70,406	53,754	8,013
Cash, at end of period	$111,714	$70,406	$53,754
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,320	$4,339	$2,261
Cash paid for income taxes	7,303	4,097	6,725
Supplemental disclosures of non-cash investing and financing activities
Leasehold improvements acquired through tenant allowances	682	—	—
Tax benefit related to the amortization of tax goodwill in excess of book basis	117	117	206

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

The Company used the cost method to account for its investments in joint ventures in which it owned 10% equity interests. The Company sold such investments on October 1, 2017, and received proceeds of approximately $1.3 million and recorded a pre-tax gain of $0.4 million.

Discontinued Operations

In 2013, the Company sold substantially all of the assets used in its then home health business (the “2013 Home Health Business”) in Arkansas, Nevada and South Carolina, and 90% of the 2013 Home Health Business in California and Illinois. Effective October 1, 2017, the Company sold its remaining 10% ownership interest in the 2013 Home Health Business in California and Illinois. The results of the 2013 Home Health Business are reflected as discontinued operations for all periods presented herein. For the year ended December 31, 2019, in connection with a 2013 Home Health Business litigation settlement, the Company recognized an expense of $0.6 million. The lawsuit was dismissed in full on October 15, 2019. See Note 13 to the Notes to Consolidated Financial Statements for additional information. For the years ended December 31, 2018 and 2017, discontinued operations consisted of the reduction of the indemnification reserve, net of tax, for the Company’s 2013 Home Health Business.

Reclassification of Prior Period Balances

Certain reclassifications have been made to prior period amounts to conform to the current-year presentation including the reporting of accrued payroll and accrued workers’ compensation insurance as separate line items on the Consolidated Balance Sheets. These reclassifications have no effect on the reported net income for the years ended December 31, 2019, 2018 and 2017. In addition, see Note 2 for a discussion of the impact of correcting immaterial errors in previously issued financial statements.

Revenue Recognition

Net service revenue is recognized at the amount that reflects the consideration the Company expects to receive in exchange for providing services directly to consumers. Receipts are from federal, state and local governmental agencies, managed care organizations, commercial insurers and private consumers for services rendered. The Company assesses the consumers' ability to pay at the time of their admission based on the Company's verification of the customer's insurance coverage under the Medicare, Medicaid, and other commercial or managed care insurance programs. Laws and regulations governing the governmental programs in which the Company participates are complex and subject to interpretation. Net service revenues related to uninsured accounts, or self-pay, is recorded net of implicit price concessions estimated based on historical collection experience to reduce revenue to the estimated amount the Company expects to collect. Amounts collected from all sources may be less than amounts billed due to implicit price concessions, resulting from client eligibility issues, insufficient or incomplete documentation, services at levels other than authorized, pricing differences and other reasons unrelated to credit risk. The Company monitors our net service revenues and collections from these sources and records any necessary adjustment to net service revenues based upon management’s assessment of historical write offs and expected net collections, business and economic conditions, trends in federal, state and private employer health care coverage and other collection indicators.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The initial estimate of net service revenues is determined by reducing the standard charge by any contractual adjustments, discounts, and implicit price concessions. Subsequent changes to the estimate of net service revenues are generally recorded in the period of the change. Changes in estimates of implicit price concessions, discounts, and contractual adjustments for performance obligations satisfied in prior years resulted in additional net service revenue of $0.1 million and a reduction in net service revenue of $1.5 million, for the years ended December 31, 2019 and 2018, respectively. Subsequent changes that are determined to be the result of an adverse change in the patient's ability to pay are recorded as bad debt expense.

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

Hospice Revenue

The Company generates net service revenues from providing hospice services to consumers who are terminally ill as well as related services for their families. Net service revenues are recognized as services are provided and costs for delivery of such services are incurred. The estimated payment rates are daily rates for each of the levels of care the Company delivers. Hospice companies are subject to two specific payment limit caps under the Medicare program each federal fiscal year, the inpatient cap and the aggregate cap. The inpatient cap limits the number of inpatient care days provided to no more than 20% of the total days of hospice care provided for the year. The aggregate cap limits the amount of Medicare reimbursement a hospice may receive, based on the number of Medicare patients served. For the year ended December 31, 2019, the Company acquired a liability of $0.4 million related to the Medicare inpatient cap limit. For the year ended December 31, 2018, the Company was below the payment limits and did not record a cap liability.

Home Health Revenue

The Company also generates net service revenues from providing home healthcare services directly to consumers mainly under contracts with Medicare and managed care organizations. Generally, these contracts, which are negotiated based on current contracting practices as appropriate for the payor, establish the terms of a relationship and set the broad range of terms for services to be performed on an episodic basis at a stated rate. Home health Medicare services were paid under the Medicare Home Health Prospective Payment System (“HHPPS”), for the year ended December 31, 2019 which is based on a 60-day episode of care as a unit of service. The HHPPS permits multiple, continuous episodes per patient. Medicare payment rates for episodes under HHPPS vary based on the severity of the patient’s condition as determined by assessment of a patient’s Home Health Resource Group score.

The Company elects to use the same 60-day length of episode that Medicare recognized as standard but accelerate revenue upon discharge to align with a patient’s episode length if less than the expected 60 days, which depicts the transfer of services and related benefits received by the patient over the term of the contract necessary to satisfy the obligations. The Company recognizes revenue based on the number of days elapsed during an episode of care within the reporting period. The Company satisfies its performance obligations as consumers receive and consume the benefits provided by the Company as the services are performed. As the Company has a right to consideration from Medicare commensurate with the services provided to customers from the performance completed over a given episodic period, the Company has elected to use the practical expedient for measuring progress toward satisfaction of performance obligations. Under this method recognizing revenue ratably over the episode based on beginning and ending dates is a reasonable proxy for the transfer of benefit of the service.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Accounts Receivable and Allowances

Accounts receivable is reduced to the amount expected to be collected in future periods for services rendered to customers prior to the balance sheet date. Management estimates the value of accounts receivable, net of allowances for implicit price concessions, based upon historical experience and other factors, including an aging of accounts receivable, evaluation of expected adjustments, past adjustments and collection experience in relation to amounts billed, current contract and reimbursement terms, shifts in payors and other relevant information. Collection of net service revenues the Company expects to receive is normally a function of providing complete and correct billing information to the payors within the various filing deadlines. The evaluation of these historical and other factors involves complex, subjective judgments impacting the determination of the implicit price concession assumption. In addition, the Company compares its cash collections to recorded net service revenues and evaluates its historical allowance for uncollectibles including implicit price concessions, based upon the ultimate resolution of the accounts receivable balance.

Prior to 2018, the Company established an allowance for doubtful accounts to the extent it was probable that a portion or all of a particular account will not be collected. The Company established its provision for doubtful accounts primarily by reviewing the creditworthiness of significant customers and through evaluations over the collectability of the receivables. An allowance for doubtful accounts was maintained at a level that the Company’s management believed was sufficient to cover potential losses.

With the modified retrospective adoption of ASU 2014-09, Revenue from Contracts with Customers, in 2018 and subsequent periods, subsequent adjustments that are determined to be the result of an adverse change in the payor’s ability to pay are recognized as provision for doubtful accounts. The majority of what historically was classified as provision for doubtful accounts under operating expenses is now treated as an implicit price concession factored into net service revenues. Our collection procedures include review of account aging and direct contact with our payors. We have historically not used collection agencies. An uncollectible amount is written off to the allowance account after reasonable collection efforts have been exhausted. As of December 31, 2019 and 2018, the allowance for doubtful accounts balance was $1.0 million and $0.9 million, respectively, which is included in the account receivable, net of allowances on the Company’s Consolidated Balance Sheets.

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

Goodwill and Intangible Assets

Under business combination accounting, assets and liabilities are generally recognized at their fair values and the difference between the consideration transferred, excluding transaction costs, and the fair values of the assets and liabilities is recognized as goodwill. The Company’s significant identifiable intangible assets consist of customer and referral relationships, trade names and trademarks and state licenses. The Company uses various valuation techniques to determine initial fair value of its intangible assets, including relief-from-royalty, income approach, discounted cash flow analysis, and multi-period excess earnings, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Under these valuation approaches, we are required to make estimates and assumptions about future market growth and trends, forecasted revenue and costs, expected periods over which the assets will be utilized, appropriate discount rates and other variables. The Company estimates the fair values of the trade names using the relief-from-royalty method, which requires assumptions such as the long-term growth rates of future revenues, the relief from royalty rate for such revenue, the tax rate and the discount rate. The Company estimates the fair value of existing indefinite-lived state licenses based on a blended approach of the replacement cost method and cost savings method, which involves estimating the total process costs and opportunity costs to obtain a license, by estimating future earnings before interest and taxes and applying an estimated discount rate, tax rate and time to obtain the license. The Company estimates the fair value of existing finite-lived state licenses based on a method of analyzing the definite revenue streams with the license and without the license, which involves estimating revenues and expenses, estimated time to build up to a current revenue base, which is market specific, and the non-licensed revenue allocation, revenue growth rates, discount rate and tax amortization benefits. The Company estimates the fair value of customer and referral relationships based on a multi-period excess earnings method, which involves identifying revenue

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

streams associated with the assets, estimating the attrition rates based upon historical financial data, expenses and cash flows associated with the assets, contributory asset charges, rates of return for specific assets, growth rates, discount rate and tax amortization benefits. The Company estimates the fair value of non-competition agreements based on a method of analyzing the factors to compete and factors not to compete, which involves estimating historical financial data, forecasted financial statements, growth rates, tax amortization benefit, discount rate, review of factors to compete and factors not to compete as well as an assessment of the probability of successful competition for each non-competition agreement.

The Company bases its fair value estimates on assumptions the Company believes to be reasonable but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

The Company’s carrying value of goodwill is the excess of the purchase price over the fair value of the net assets acquired from various acquisitions. In accordance with ASC Topic 350, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite useful lives are not amortized. The Company tests goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. The Company may use a qualitative test, known as “Step 0,” or a two-step quantitative method to determine whether impairment has occurred. In Step 0, the Company can elect to perform an optional qualitative analysis and based on the results skip the two-step analysis. Additionally, it is the Company’s policy to update the fair value calculation of our reporting units and perform the quantitative goodwill impairment test on a periodic basis. For the years ended December 31, 2019 and 2018, the Company performed the quantitative analysis to evaluate whether an impairment occurred. In 2017, the Company elected to implement Step 0 and were not required to conduct the remaining two-step analysis. Based on the totality of the information available, the Company concluded that it was more likely than not that the estimated fair values were greater than the carrying values of the reporting units, and as such, no further analysis was required. The Company concluded that there were no impairments for the years ended December 31, 2019, 2018 or 2017. As of December 31, 2019 and 2018, goodwill was $275.4 million and $135.4 million, respectively, included in the Company’s Consolidated Balance Sheets.

The Company’s identifiable intangible assets consist of customer and referral relationships, trade names, trademarks, state licenses and non-competition agreements. Definite-lived intangible assets are amortized using straight-line and accelerated methods based upon the estimated useful lives of the respective assets, which range from three to twenty-five years, and assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Customer and referral relationships are amortized systematically over the periods of expected economic benefit, which range from five to ten years. The Company would recognize an impairment loss when the estimated future non-discounted cash flows associated with the intangible asset are less than the carrying value. An impairment charge would then be recorded for the excess of the carrying value over the fair value. The Company estimates the fair value of these intangible assets using the income approach. In accordance with ASC Topic 350, Goodwill and Other Intangible Assets, intangible assets with indefinite useful lives are not amortized. We test intangible assets with indefinite useful lives for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. No impairment charge was recorded for the years ended December 31, 2019, 2018 or 2017. As of December 31, 2019 and 2018, intangibles, net of accumulated amortization, was $57.1 million and $23.8 million, respectively, included in the Company’s Consolidated Balance Sheets. Amortization of intangible assets is reported in the statement of income caption, “Depreciation and amortization” and not included in the income statement caption cost of service revenues.

Debt Issuance Costs

The Company amortizes debt issuance costs on a straight-line method over the term of the related debt. This method approximates the effective interest method. In accordance with ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, the Company has classified the debt issuance costs as a direct deduction from the carrying amount of the related liability.

Workers’ Compensation Program

The Company’s workers’ compensation insurance program has a $0.4 million deductible component. The Company recognizes its obligations associated with this program in the period the claim is incurred. The cost of both the claims reported and claims incurred but not reported, up to the deductible, have been accrued based on historical claims experience, industry statistics and an actuarial analysis. The future claims payments related to the workers’ compensation program are secured by letters of credit. These letters of credit totaled $10.0 million and $10.8 million at December 31, 2019 and 2018, respectively. The Company monitors its claims quarterly and adjusts its reserves accordingly. These costs are recorded primarily as the cost of services on the Consolidated Statements of Income. As of December 31, 2019 and 2018, the Company recorded $14.1 million and $15.2 million, respectively, in accrued workers’ compensation insurance on the Company’s Consolidated Balance Sheets. As of December 31, 2019 and 2018, the

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Company recorded $2.0 million and $1.7 million, respectively, in workers’ compensation insurance recovery receivables. The workers’ compensation insurance recovery receivable is included in prepaid expenses and other current assets on the Company’s Consolidated Balance Sheets.

Interest Income

Illinois law entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the statement of income caption, “Interest income.” For the years ended December 31, 2019 and 2018, the Company received $0.7 million and $2.3 million, respectively, in prompt payment interest. For the year ended December 31, 2017, the Company did not receive any prompt payment interest. While the Company may be owed additional prompt payment interest in the future, the amount, timing and intent to provide receipt of such payments remains uncertain, and the Company will continue to recognize prompt payment interest income upon satisfaction of these constraints.

Interest Expense

Interest expense is reported in the Consolidated Statements of Income when incurred and consists of (i) interest and unused credit line fees on the credit facility, evidenced by the Credit Agreement (as defined in Note 9) and the credit facility evidenced by the 2017 Credit Agreement (as defined in Note 9), (ii) interest on our financing lease obligations and (iii) amortization and write-off of debt issuance costs.

Income Tax Expense

The Company accounts for income taxes under the provisions of ASC Topic 740, Income Taxes. The objective of accounting for income taxes is to recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in its financial statements or tax returns. Deferred taxes, resulting from differences between the financial and tax basis of the Company’s assets and liabilities, are also adjusted for changes in tax rates and tax laws when changes are enacted. ASC Topic 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. ASC Topic 740 also prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. In addition, ASC Topic 740 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The Company recognizes interest and penalties accrued related to uncertain tax positions in interest expense and penalties within operating expenses on the Consolidated Statements of Income. Uncertain tax positions are immaterial for all periods presented.

Stock-based Compensation

The Company currently has one stock incentive plan, the 2017 Omnibus Incentive Plan (the “2017 Plan”), under which new grants of stock-based employee compensation are made. The Company accounts for stock-based compensation in accordance with ASC Topic 718, Stock Compensation. Compensation expense is recognized on a straight-line basis under the 2017 Plan over the vesting period of the equity awards based on the grant date fair value of the options and restricted stock awards. The Company utilizes the Black-Scholes Option Pricing Model to value the Company’s options. Forfeitures are recognized when they occur. Stock-based compensation expense was $5.8 million, $4.1 million and $2.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Diluted Net Income Per Common Share

Diluted net income per common share, calculated on the treasury stock method, is based on the weighted average number of shares outstanding during the period. The Company’s outstanding securities that may potentially dilute the common stock are stock options and restricted stock awards.

Included in the Company’s calculation of diluted earnings per share for the year ended December 31, 2019 were approximately 648,000 stock options outstanding, of which approximately 346,000 were dilutive. In addition, there were approximately 149,000 restricted stock awards outstanding, of which approximately 86,000 were dilutive for the year ended December 31, 2019.

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

Estimates

The financial statements are prepared by management in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) and include estimated amounts and certain disclosures based on assumptions about future events. The Company’s critical accounting estimates include the following areas: revenue recognition, allowance for doubtful accounts, goodwill and intangibles and business combinations and when required, the quantitative assessment of goodwill. Actual results could differ from those estimates.

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

Going Concern

In connection with the preparation of the financial statements for the years ended December 31, 2019 and 2018, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the entity’s ability to continue as a going concern within one year after the date of the issuance, or the date of availability, of the financial statements to be issued. The evaluation concluded that there did not appear to be evidence of substantial doubt of the entity’s ability to continue as a going concern.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use (“ROU”) asset for all leases, including operating leases, with a term greater than twelve months in their balance sheet. For income statement recognition purposes, leases will be classified as either a finance or an operating lease. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provided entities with an additional transition method. We elected to adopt the standard effective January 1, 2019 using the modified retrospective transition method. We elected the package of practical expedients available for expired or existing contracts, which allowed us to carryforward our historical assessments of (1) whether contracts are, or contain, leases, (2) lease classification and (3) initial direct costs. The most significant changes relate to the recognition of right-of-use assets and significant lease liabilities on our consolidated balance sheet as a result of our operating lease obligations, as well as the impact of new disclosure requirements. Adoption of the new standard did not have a significant impact on our results of operations or liquidity.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. Under the new standard, entities holding financial assets and net investment in leases that are not accounted for at fair value through net income are to be presented at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. In addition, the Company is designing and implementing new processes and controls. ASU 2016-13 is effective as of January 1, 2020. Early adoption is permitted. We have reviewed our provision for doubtful accounts process as required by ASU 2016-13. Management estimates allowances on accounts receivable based upon historical experience and other factors, including an aging of accounts receivable, evaluation of expected adjustments, past adjustments and collection experience in relation to amounts billed, current contract and reimbursement terms, shifts in payors and other current relevant information. Adoption of the new standard did not have a significant impact on our results of operations or liquidity.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new guidance eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on the current Step 1). ASU 2017-04 is effective for annual and any interim impairment tests for periods beginning after December 15, 2019. Adoption of the new standard did not have a significant impact on our results of operations or liquidity.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. ASU 2018-15 requires customers in a hosting arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification (“ASC”) 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. Adoption of the new standard did not have a significant impact on our results of operations or liquidity.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 intends to simplify various aspects related to accounting for income taxes and removes certain exceptions to the general guidance in ASC 740. In addition, the ASU clarifies and amends existing guidance to improve consistent application of its requirements. The ASU is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. Adoption of the new standard is not expected to have an impact on our results of operations or liquidity.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, and other transactions subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. Therefore, it will be in effect for a limited time through December 31, 2022. The ASU can be adopted no later than December 1, 2022 with early adoption permitted. The Company is evaluating the effect of adopting this new accounting guidance.

2. Revision of Previously Issued Financial Statements

In connection with management finalizing their financial reporting close process for the year ended December 31, 2019, management identified certain immaterial errors impacting the current period and previous periods dating back to periods prior to 2017, including interim periods within those years. Specifically, management determined there were certain errors in the information utilized to accurately estimate the implicit price concessions necessary to reduce net service revenues to the amount expected to be collected. Accordingly, management determined that our accounts receivable allowance was understated. The correction reflects the impact on the Company’s income tax provision and related accounts as a result of correcting for the error as discussed above. Additionally, the Company identified and corrected other immaterial unrelated income tax items impacting deferred tax assets and the reserve for uncertain tax positions. At December 31, 2018, the deferred tax liability, net of $0.5 million was reclassified to reflect the Company’s revised balance of a cumulative net deferred tax asset.

Management evaluated the impact of the errors on all previously issued financial statements and concluded such previously issued financial statements were not materially misstated; however, to reflect such corrections in the 2019 financial statements would materially misstate the current fiscal year. Accordingly, management revised previously issued financial statements to correct for the

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

impact of the errors. The Company’s consolidated financial statements have been revised from the amounts previously reported to correct these immaterial errors as shown in the tables below and are reflected throughout the financial statements and related notes, as applicable. We also corrected our financial statements for each of the interim periods in the years ended December 31, 2019 and 2018, see Note 17.

The Consolidated Balance Sheet has been revised to reflect the immaterial error for the year ended December 31, 2018.

Consolidated Balance Sheet as of December 31, 2018 (in thousands):

	As
	Previously		As
	Reported	Revision	Revised
Accounts receivable, net of allowances	$108,000	$(9,684)	$98,316
Prepaid expenses and other current assets	7,098	194	7,292
Deferred tax assets, net	—	2,196	2,196
Total assets	355,388	(7,294)	348,094
Deferred tax liabilities, net	494	(494)	—
Other long-term liabilities	635	242	877
Total liabilities	79,855	(252)	79,603
Total stockholders’ equity	275,533	(7,042)	268,491
Total liabilities and stockholders’ equity	$355,388	$(7,294)	348,094

The cumulative effect of adjustments required to correct the errors in the financial statements for years prior to 2017 are reflected in the revised opening retained earnings balance as of January 1, 2017. The cumulative effect of those adjustments on all periods prior to 2017 decreased retained earnings as of January 1, 2017 by $4.2 million as reflected below.

Consolidated Statement of Stockholders’ Equity Opening Balance:

	Common Stock		Additional Paid in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2017	11,527	$12	$92,253	$66,653	$158,918
Revision		—	—	(4,244)	(4,244)
Balance at January 1, 2017, as revised	11,527	$12	$92,253	$62,409	$154,674

The Consolidated Statements of Income has been revised to reflect the immaterial error for the years ended December 31, 2018 and December 31, 2017. With the adoption of ASU 2014-09, Revenue from Contracts with Customers, in 2018, the majority of what historically was classified as provision for doubtful accounts under operating expenses is treated as an implicit price concession factored into net service revenues. As a result of this adjustment, we recorded an additional $1.5 million for the year ended December 31, 2018, for a total of $11.0 million, as a reduction to revenue that would have been recorded as provision for doubtful accounts under the prior revenue recognition guidance.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Consolidated Statements of Income (in thousands):

	For the Years Ended December 31,
	2018			2017
	As			As
	Previously		As	Previously		As
	Reported	Revision	Revised	Reported	Revision	Revised
Net service revenues	$518,119	$(1,472)	$516,647	$425,994	$—	$425,994
Gross profit	138,276	(1,472)	136,804	115,875	—	115,875
Provision for doubtful accounts	272	—	272	8,409	1,115	9,524
Total operating expenses	113,977	—	113,977	89,507	1,115	90,622
Operating income from continuing operations	24,299	(1,472)	22,827	26,368	(1,115)	25,253
Income from continuing operations before income taxes	21,875	(1,472)	20,403	22,179	(1,115)	21,064
Income tax expense	4,498	(402)	4,096	8,645	613	9,258
Net income from continuing operations	17,377	(1,070)	16,307	13,534	(1,728)	11,806
Net income	$17,503	$(1,070)	$16,433	$13,681	$(1,728)	$11,953

Basic income per share from continuing operations	1.44	(0.09)	1.35	1.18	(0.15)	1.03
Diluted income per share from continuing operations	$1.40	$(0.08)	$1.32	$1.16	$(0.14)	$1.02

Basic income per share	1.45	(0.09)	1.36	1.19	(0.15)	1.04
Diluted income per share	$1.41	$(0.08)	$1.33	$1.17	$(0.14)	$1.03

Additionally, the Consolidated Statement of Cash Flows has been revised to reflect the immaterial error for the years ended December 31, 2018 and December 31, 2017.

Consolidated Statements of Cash Flows (in thousands):

	For the Years Ended December 31,
	2018			2017
	As			As
	Previously		As	Previously		As
	Reported	Revision	Revised	Reported	Revision	Revised
Net income	$17,503	$(1,070)	$16,433	$13,681	$(1,728)	$11,953
Provision for doubtful accounts	272	—	272	8,409	1,115	9,524
Deferred income taxes	(43)	(332)	(375)	1,754	716	2,470
Prepaid expenses and other current assets	1,964	(312)	1,652	(2,364)	(103)	(2,467)
Accrued expenses and other liabilities	(1,107)	242	(865)	1,779	—	1,779
Accounts receivable	(2,169)	1,472	(697)	19,412	—	19,412
Net cash provided by operating activities	$33,203	$—	$33,203	$52,771	$—	$52,771

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

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

When available, we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement.

Amounts reported in the Consolidated Balance Sheets as of December 31, 2019 for our operating leases were as follows:

December 31, 2019
(Amounts in Thousands)
Operating lease assets, net	$21,111

Short-term operating lease liabilities (in accrued expenses)	7,234
Long-term operating lease liabilities	14,301
Total operating lease liabilities	$21,535

Lease Costs

Components of lease cost were reported in general and administrative expenses in the Consolidated Statements of Income as follows:

For the Year Ended December 31, 2019
(Amounts in Thousands)
Operating lease costs	$7,219
Short-term lease costs	585
Total lease cost	$7,804

Lease Term and Discount Rate

Weighted average remaining lease terms and discount rates for the year ended December 31, 2019 were as follows:

2019
Operating leases:
Weighted average remaining lease term	3.42
Weighted average discount rate	5.14%

Maturity of Lease Liabilities

A summary of our remaining operating lease payments as of December 31, 2019 were as follows:

Operating Leases
(Amounts in Thousands)
Due in 12-month period ended December 31,
2020	$7,975
2021	6,935
2022	4,331
2023	2,526
2024	1,437
Thereafter	389
Total future minimum rental commitments	23,593
Less: Imputed interest	(2,058)
Total lease liabilities	$21,535

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The future minimum operating lease payments on non-cancelable leases as of December 31, 2018 under the accounting standards in effect as of that period were as follows:

Operating Leases
(Amounts in Thousands)
Due in 12-month period ended December 31,
2019	$6,374
2020	4,820
2021	3,460
2022	2,377
2023	2,130
Thereafter	1,382
Total future minimum rental commitments	$20,543

Supplemental cash flow information

For the Year Ended December 31, 2019
(Amounts in Thousands)
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,574

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$10,299

Financing Leases

Some of our financing leases include provisions to purchase the asset at the conclusion of the lease. The adoption of ASC 842 did not impact the accounting for these leases. Financing leases were not material as of December 31, 2019 and 2018.

4. Public Offering

On September 9, 2019, the Company completed a public offering of an aggregate 2,300,000 shares of common stock, par value $0.001 per share, including 300,000 shares of common stock sold pursuant to the exercise in full by the underwriters of their option to purchase additional shares at a public offering price of $79.50 per share (the “Public Offering”). The Company received net proceeds of approximately $172.9 million, after deducting underwriting discounts and estimated offering expenses of approximately $9.9 million. The Company used approximately $130.0 million from the net proceeds of the Public Offering to fund the purchase price for the Company’s acquisition of Hospice Partners of America, LLC (“Hospice Partners”), on October 1, 2019 and may use any remaining net proceeds of the Public Offering for general corporate purposes, including future acquisitions or investments, and the repayment of indebtedness outstanding under the Company’s credit facility. The Public Offering resulted in an increase to additional paid in capital of approximately $172.9 million on the Company’s Consolidated Balance Sheets at December 31, 2019.

On August 20, 2018, the Company together with Eos Capital Partners III, L.P. (the “Selling Stockholder”) completed a secondary public offering of an aggregate 2,100,000 shares of common stock, par value $0.001 per share at a purchase price per share to the public of $59.00 (the “2018 Public Offering Price”). Pursuant to the terms and conditions of the Underwriting Agreement, 1,075,267 shares of Common Stock were issued and sold by the Company (the “Primary Shares”) and 1,024,733 shares of Common Stock were sold by the Selling Stockholder (the “Secondary Shares”). The Company received net proceeds of approximately $59.1 million from the sale of 1,075,267 Primary Shares. On August 22, 2018, the underwriters exercised their full over-allotment option in connection with the offering and, as a result, the Company issued and sold an additional 315,000 shares of common stock to the underwriters at the 2018 Public Offering Price, less the underwriting discount. The over-allotment resulted in additional net proceeds to the Company of approximately $17.5 million. The Company used the net proceeds from the offering for general corporate purposes, and to pay down the $102.6 million of our delayed term loan in connection with the amendment and restatement of our credit facility. The Company did not receive any of the proceeds from the sale of the Secondary Shares. The secondary offering resulted in an increase to additional paid in capital of approximately $76.6 million, net of issuance costs of $5.4 million, on the Company’s Consolidated Balance Sheets at December 31, 2018.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

5. Acquisitions

The Company’s acquisitions have been accounted for in accordance with ASC Topic 805, Business Combinations, and the resulting goodwill and other intangible assets were accounted for under ASC Topic 350, Goodwill and Other Intangible Assets. Under business combination accounting, the assets and liabilities are generally recognized at their fair values and the difference between the consideration transferred, excluding transaction costs, and the fair values of the assets and liabilities is recognized as goodwill. The results of each business acquisition are included on the Consolidated Statements of Income from the date of the acquisition.

Management’s assessment of qualitative factors affecting goodwill for each acquisition includes estimates of market share at the date of purchase, ability to grow in the market, synergy with existing Company operations and the payor profile in the markets.

Hospice Partners

On October 1, 2019, the Company completed the acquisition of the assets of Hospice Partners. The purchase price was approximately $135.6 million. The purchase of Hospice Partners was funded through a portion of the net proceeds of our Public Offering. With the purchase of Hospice Partners, we expanded our hospice operations through 21 locations in Idaho, Kansas, Missouri, Oregon, Texas and Virginia. The related acquisition costs were $1.6 million for the year ended December 31, 2019 and integration costs were $0.6 million for the year ended December 31, 2019. These costs were included in general and administrative expenses on the Consolidated Statements of Income and were expensed as incurred.

Based upon management’s valuations, which are preliminary and subject to completion of working capital adjustments, the fair values of the assets and liabilities are as follows:

Total (Amounts in Thousands)
Goodwill	$112,484
Identifiable intangible assets	18,090
Cash	5,705
Property and equipment	164
Accounts receivable	6,506
Operating lease assets, net	2,518
Other assets	632
Accounts payable	(1,618)
Accrued expenses	(4,650)
Accrued payroll	(1,108)
Deferred tax liability	(1,540)
Long-term operating lease liabilities	(1,615)
Total purchase price	$135,568

Identifiable intangible assets acquired consist of $9.5 million in trade names with an estimated useful life of fifteen years, $2.5 million in non-competition agreements with estimated useful lives of three to five years and $6.1 million of indefinite lived state licenses. The preliminary estimated fair value of identifiable intangible assets was determined, using Level 3 inputs as defined under ASC Topic 820, with the assistance of a valuation specialist. The fair value analysis and related valuations reflect the conclusions of management. All estimates, key assumptions, and forecasts were either provided by or reviewed by the Company. The goodwill and intangible assets acquired are deductible for tax purposes.

The Hospice Partners acquisition accounted for $14.8 million of net service revenues and $2.3 million of operating income for the year ended December 31, 2019.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Alliance Home Health Care

On August 1, 2019, the Company completed the acquisition of all of the assets of Alliance Home Health Care (“Alliance”). The purchase price was approximately $23.5 million. The purchase of Alliance was funded through the Company’s revolving credit facility and available cash. With the purchase of Alliance, the Company expanded its personal care, home health and hospice operations in the state of New Mexico. The related acquisition costs were $0.4 million for the year ended December 31, 2019 and integration costs were $0.4 million for the year ended December 31, 2019. These costs were included in general and administrative expenses on the Consolidated Statements of Income and were expensed as incurred.

Based upon management’s valuations, which are preliminary and subject to completion of working capital adjustments, the fair values of the assets and liabilities are as follows:

Total (Amounts in Thousands)
Goodwill	$16,646
Identifiable intangible assets	5,422
Cash	260
Accounts receivable	1,665
Accounts payable	(299)
Other liabilities	(236)
Total purchase price	$23,458

Identifiable intangible assets acquired consist of $1.1 million in state licenses, subject to amortization, with an estimated useful life of ten years and $4.3 million of indefinite lived state licenses. The preliminary estimated fair value of identifiable intangible assets was determined, using Level 3 inputs as defined under ASC Topic 820, with the assistance of a valuation specialist. The fair value analysis and related valuations reflect the conclusions of management. All estimates, key assumptions, and forecasts were either provided by or reviewed by the Company. The goodwill and intangible assets acquired are deductible for tax purposes.

The Alliance acquisition accounted for $8.8 million of net service revenues and $2.1 million of operating income for the year ended December 31, 2019.

VIP Health Care Services

On June 1, 2019, the Company completed the acquisition of all of the assets of VIP Health Care Services (“VIP”). The purchase price was approximately $29.9 million. The purchase of VIP was funded through a combination of the Company’s delayed draw term loan portion of its credit facility and available cash. With the purchase of VIP, the Company expanded its personal care operations in the state of New York and into the New York City metropolitan area. The related acquisition costs were $0.3 million for the year ended December 31, 2019 and integration costs were $0.5 million for the year ended December 31, 2019. These costs were included in general and administrative expenses on the Consolidated Statements of Income and were expensed as incurred.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Based upon management’s valuations, which are preliminary and subject to completion of working capital adjustments, the fair values of the assets and liabilities are as follows:

Total (Amounts in Thousands)
Goodwill	$10,550
Identifiable intangible assets	15,370
Cash	110
Accounts receivable	6,058
Operating lease assets, net	2,278
Other assets	30
Property and equipment	27
Accounts payable	(462)
Accrued expenses	(770)
Accrued payroll	(1,742)
Long-term operating lease liabilities	(1,531)
Total purchase price	$29,918

Identifiable intangible assets acquired consist of $10.7 million in state licenses, subject to amortization, and $4.7 million in customer relationships, with estimated useful lives of six and eight years, respectively. The preliminary estimated fair value of identifiable intangible assets was determined, using Level 3 inputs as defined under ASC Topic 820, with the assistance of a valuation specialist. The fair value analysis and related valuations reflect the conclusions of management. All estimates, key assumptions, and forecasts were either provided by or reviewed by the Company. The goodwill and intangible assets acquired are deductible for tax purposes.

The VIP acquisition accounted for $30.0 million of net service revenues for the year ended December 31, 2019, and $0.2 million of operating loss for the year ended December 31, 2019.

Ambercare Corporation

On May 1, 2018, the Company completed the acquisition of all the issued and outstanding securities of Ambercare Corporation (“Ambercare”). The purchase price was approximately $39.6 million, plus the amount of excess cash held by Ambercare at closing (approximately $12.0 million). The purchase of Ambercare was funded by a delayed draw term loan under the Company’s credit facility. With the purchase of Ambercare, the Company expanded its New Mexico personal care operations and entered into its hospice and home health segments in the state of New Mexico. The related acquisition costs were $0.8 million for the year ended December 31, 2018, and integration costs were $0.2 million and $1.6 million for the years ended December 31, 2019 and 2018, respectively. These costs were included in general and administrative expenses on the Company’s Consolidated Statements of Income, and were expensed as incurred. The results of Ambercare are included on the Company’s Consolidated Statements of Income from the date of the acquisition.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Based upon management’s valuations, which are now final, the fair values of the assets and liabilities are as follows:

Total (Amounts in Thousands)
Goodwill	$28,831
Cash	12,028
Identifiable intangible assets	9,944
Accounts receivable	6,512
Other assets	442
Property and equipment	154
Accrued expenses	(4,073)
Deferred tax liability	(2,138)
Financing lease	(75)
Accounts payable	(3)
Total purchase price	$51,622

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

The Ambercare acquisition accounted for $36.7 million of net service revenues and $7.1 million of operating income for the year ended December 31, 2018.

Arcadia Home Care & Staffing

On April 1, 2018, the Company acquired certain assets of Arcadia Home Care & Staffing (“Arcadia”), expanding its personal care services. The total consideration for the transaction was $18.9 million and was funded by a delayed draw term loan under the Company’s credit facility. The related acquisition costs were $0.8 million and $0.4 million for the years ended December 31, 2018 and 2017, and integration costs were $0.2 million and $1.1 million for the years ended December 31, 2019 and 2018, respectively. These costs were included in general and administrative expenses on the Company’s Consolidated Statements of Income, and were expensed as incurred.

Based upon management’s valuations, which are now final, the fair values of the assets and liabilities are as follows:

Total (Amounts in Thousands)
Goodwill	$13,072
Accounts receivable	5,317
Identifiable intangible assets	2,264
Property and equipment	155
Other assets	92
Accrued expenses	(1,540)
Accounts payable	(508)
Total purchase price	$18,852

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

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Arcadia acquisition accounted for $32.7 million of net service revenues and $4.7 million of operating income for the year ended December 31, 2018.

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

Based upon management’s valuations, which are now final, the fair values of the assets and liabilities are as follows:

Total (Amounts in Thousands)
Goodwill	$2,751
Identifiable intangible assets	1,152
Accounts receivable	573
Other assets	32
Property and equipment	18
Accrued expenses	(291)
Accounts payable	(105)
Total purchase price	$4,130

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

The LifeStyle acquisition accounted for $5.8 million of net service revenues and $0.5 million of operating income for the year ended December 31, 2018.

Sun Cities Home Care

Effective October 1, 2017, the Company acquired certain assets of Community Partnered Resources, Inc. d/b/a Sun Cities Caregivers and d/b/a Sun Cities Homecare (“Sun Cities”), in the state of Arizona, to enhance operations in an advantageous market. The total consideration for the transaction was comprised of $2.3 million in cash. The related acquisition costs were $0.1 million and $0.1 million for the years ended December 31, 2018 and 2017, respectively, were included in general and administrative expenses on the Company’s Consolidated Statements of Income, and were expensed as incurred.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Based upon management’s valuations, which are now final, the fair values of the assets and liabilities are as follows:

Total (Amounts in Thousands)
Goodwill	$1,089
Identifiable intangible assets	682
Accounts receivable	254
Cash	321
Other assets	10
Accrued expenses	(86)
Accounts payable	(14)
Total purchase price	$2,256

Identifiable intangible assets acquired consist of trade name and customer relationships, with estimated useful lives ranging from seven to fifteen years. The estimated fair value of identifiable intangible assets was determined, using Level 3 inputs as defined under ASC Topic 820, with the assistance of a valuation specialist. The fair value analysis and related valuations reflect the conclusions of management. All estimates, key assumptions, and forecasts were either provided by or reviewed by the Company. The goodwill and intangible assets acquired are deductible for tax purposes.

The Sun Cities acquisition accounted for $0.7 million of net service revenues and $0.1 million of operating income for the year ended December 31, 2017.

Options Home Care

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

Based upon management’s valuations, which are now final, the fair values of the assets and liabilities are as follows:

Total (Amounts in Thousands)
Goodwill	$16,671
Identifiable intangible assets	5,324
Accounts receivable	1,084
Cash	205
Other assets	41
Accrued liabilities	(701)
Total purchase price	$22,624

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

The Options Home Care acquisition accounted for $8.0 million of net service revenues and $1.5 million of operating income for the year ended December 31, 2017.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the year ended December 31, 2019, the following table contains unaudited pro forma Consolidated Income Statement information of the Company as if each of the acquisitions of Hospice Partners, Alliance and VIP closed on January 1, 2018. For the year ended December 31, 2018, the following table contains unaudited pro forma Consolidated Income Statement information of the Company as if each of the acquisitions of Ambercare, Arcadia, LifeStyle, Sun Cities and Options closed on January 1, 2017. For the year ended December 31, 2017, the table contains unaudited pro forma Consolidated Income Statement information of the Company as if each of the acquisitions of Sun Cities and Options Home Care closed on January 1, 2016.

	For the Years Ended December 31, (Amounts in Thousands, Unaudited)
	2019	2018	2017
Net service revenues	$726,727	$550,326	$441,858
Operating income from continuing operations	46,571	36,985	28,103
Net income from continuing operations	35,748	24,346	15,010
Net income per common share from continuing operations
Basic income per share	$2.59	$2.02	$1.31
Diluted income per share	$2.51	$1.97	$1.29

The pro forma disclosures in the table above include adjustments for amortization of intangible assets, tax expense and acquisition costs to reflect results that are more representative of the combined results of the transactions. This pro forma information is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred. In addition, future results may vary significantly from the results reflected in the pro forma information. The unaudited pro forma financial information does not reflect the impact of future events that may occur after the acquisition, such as anticipated cost savings from operating synergies.

6. Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2019	2018
	(Amounts in Thousands)
Computer equipment	$5,304	$3,768
Furniture and equipment	3,410	3,161
Transportation equipment	157	156
Leasehold improvements	3,749	2,962
Computer software	9,563	6,712
	22,183	16,759
Less: accumulated depreciation and amortization	(10,027)	(6,101)
	$12,156	$10,658

Computer software includes $1.6 million and $1.3 million of internally developed software for the years ended December 31, 2019 and 2018, respectively. Depreciation and amortization expense totaled $4.0 million, $2.5 million and $2.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

For the year ended 2017, the Company completed its sale of substantially all of the assets used in three adult day services centers in Illinois. In connection with this sale, the Company received proceeds of approximately $2.4 million and recorded a pre-tax gain of $2.1 million reported in the Company’s Statement of Income caption, “Loss (gain) on sale of assets.”

7. Goodwill and Intangible Assets

The Company did not record any impairment charges for the years ended December 31, 2019, 2018 or 2017. The goodwill for the Company was $275.4 million and $135.4 million as of December 31, 2019 and 2018, respectively.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

A summary of goodwill and related adjustments is provided below:

	Goodwill
	Personal Care	Hospice	Home Health	Total
	(Amounts In Thousands)
Goodwill at December 31, 2017	$90,339	$—	$—	$90,339
Additions for acquisitions	22,135	22,200	865	45,200
Adjustments to previously recorded goodwill	(97)	—	—	(97)
Goodwill at December 31, 2018	112,377	22,200	865	135,442
Additions for acquisitions	14,368	124,750	941	140,059
Adjustments to previously recorded goodwill	(168)	33	2	(133)
Goodwill at December 31, 2019	$126,577	$146,983	$1,808	$275,368

The Company recognized goodwill in the personal care segment of $10.6 million related to the acquisition of VIP on June 1, 2019. In connection with the acquisition of Alliance on August 1, 2019, the Company recognized goodwill in the personal care, hospice and home health segments of $3.4 million, $12.3 million and $0.9 million, respectively. Additionally, the Company recognized goodwill in the hospice segment of $112.5 million related to the acquisition of Hospice Partners on October 1, 2019, during the year ended December 31, 2019. Other immaterial acquisitions totaled $0.4 million of additional goodwill in the personal care segment. See Note 5 to the Notes to Consolidated Financial Statements for additional information regarding the acquisitions made by the Company for the years ended December 31, 2019 and 2018.

For the years ended December 31, 2019 and 2018, adjustments to the previously recorded goodwill are primarily adjustments to accounts receivable based on the final valuations.

The Company’s identifiable intangible assets consist of customer and referral relationships, trade names and trademarks, non-competition agreements and state licenses. Amortization is computed using straight-line and accelerated methods based upon the estimated useful lives of the respective assets, which range from three to twenty-five years. Customer and referral relationships are amortized systematically over the periods of expected economic benefit, which range from five to ten years. Goodwill and certain state licenses are not amortized pursuant to ASC Topic 350. The carrying amount and accumulated amortization of each identifiable intangible asset category consisted of the following at December 31, 2019 and 2018:

	Customer and referral relationships	Trade names and trademarks	Non- competition agreements	State Licenses	Total
	(Amounts in Thousands)
Intangible assets with indefinite lives	$—	$—	$—	$13,306	$13,306
Intangible assets subject to amortization:
Gross carrying amount	48,028	31,036	4,655	12,020	95,739
Accumulated amortization	(35,665)	(12,941)	(2,234)	(1,126)	(51,966)
Intangible assets subject to amortization, net	12,363	18,095	2,421	10,894	43,773
Net balance at December 31, 2019	$12,363	$18,095	$2,421	$24,200	$57,079

Intangible assets with indefinite lives	$—	$—	$—	$2,871	$2,871
Intangible assets subject to amortization:
Gross carrying amount	42,356	21,551	2,155	241	66,303
Accumulated amortization	(32,752)	(10,638)	(1,981)	(19)	(45,390)
Intangible assets subject to amortization, net	9,604	10,913	174	222	20,913
Net balance at December 31, 2018	$9,604	$10,913	$174	$3,093	$23,784

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

During the year ended December 31, 2019, the Company acquired state licenses, subject to amortization, and customer relationships of $10.7 million and $4.7 million, respectively, related to the acquisition of VIP, indefinite lived state licenses of $4.3 million and $1.1 million of state licenses, subject to amortization, related to the acquisition of Alliance and trade names, indefinite lived state licenses and non-competition agreements of $9.5 million, $6.1 million and $2.5 million, respectively, related to the acquisition of Hospice Partners. Amortization expense related to the identifiable intangible assets amounted to $6.6 million, $6.2 million and $4.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The weighted average remaining useful lives of identifiable intangible assets as of December 31, 2019 is 9.0 years.

The estimated future intangible amortization expense is as follows:

For the year ended December 31,	Total (Amount in Thousands)
2020	$6,935
2021	6,440
2022	5,419
2023	4,936
2024	4,692
Thereafter	15,351
Total, intangible assets subject to amortization	$43,773

8. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consist of the following:

	December 31,
	2019	2018
	(Amounts in Thousands)
Prepaid workers’ compensation and liability insurance	$2,040	$1,840
Workers’ compensation insurance receivable	1,989	1,692
Health insurance receivable	1,567	564
Other	2,397	3,196
Total prepaid expenses and other current assets	$7,993	$7,292

Accrued expenses consisted of the following:

	December 31,
	2019	2018
	(Amounts in Thousands)
Current portion of operating lease liabilities	$7,234	$—
Accrued health insurance	4,140	3,926
Accrued professional fees	2,517	2,260
Accrued payroll taxes	1,843	769
Other	6,695	4,631
Total accrued expenses	$22,429	$11,586

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

9. Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2019	2018
	(Amounts in Thousands)
Revolving loan under the credit facility	$43,458	$20,000
Term loan under the credit facility	18,865	—
Financing leases	21	81
Less unamortized issuance costs	(2,452)	(2,797)
Total	59,892	17,284
Less current maturities	(728)	(62)
Long-term debt	$59,164	$17,222

Amended and Restated Senior Secured Credit Facility

On October 31, 2018, the Company entered into the Amended and Restated Credit Agreement, dated as of October 31, 2018, with certain lenders and Capital One, National Association, as a lender and as agent for all lenders (as amended by the Amendment (as hereinafter defined), the “Credit Agreement”), which amended and restated the Company’s existing credit agreement. This credit facility totaled $269.6 million, inclusive of a $250.0 million revolving loan and a $19.6 million delayed draw term loan, and is evidenced by the Credit Agreement. This credit facility amended and restated the Company’s existing senior secured credit facility totaling $250.0 million. As used throughout this Annual Report on Form 10-K, “credit facility” shall mean the credit facility evidenced by the Credit Agreement. The maturity of this credit facility is May 8, 2023. Interest on the Company’s credit facility may be payable at (x) the sum of (i) an applicable margin ranging from 0.75% to 1.50% based on the applicable senior net leverage ratio plus (ii) a base rate equal to the greatest of (a) the rate of interest last quoted by The Wall Street Journal as the “prime rate,” (b) the sum of the federal funds rate plus a margin of 0.50% and (c) the sum of the adjusted LIBOR that would be applicable to a loan with an interest period of one month advanced on the applicable day (not to be less than 0.00%) plus a margin of 1.00% or (y) the sum of (i) an applicable margin ranging from 1.75% to 2.50% based on the applicable senior net leverage ratio plus (ii) the offered rate per annum for similar dollar deposits for the applicable interest period that appears on Reuters Screen LIBOR01 Page (not to be less than zero). Swing loans may not be LIBOR loans. The availability of additional draws under this credit facility is conditioned, among other things, upon (after giving effect to such draws) the Total Net Leverage Ratio (as defined in the Credit Agreement) not exceeding 3.75:1.00. In certain circumstances, in connection with a Material Acquisition (as defined in the Credit Agreement), the Company can elect to increase its Total Net Leverage Ratio compliance covenant to 4.25:1.00 for the then current fiscal quarter and the three succeeding fiscal quarters. In connection with this credit facility, the Company incurred approximately $0.9 million of debt issuance costs.

Addus HealthCare, Inc. (“Addus HealthCare”) is the borrower, and its parent, Holdings, and substantially all of Holdings’ subsidiaries are guarantors under this credit facility, and it is collateralized by a first priority security interest in all of the Company’s and the other credit parties’ current and future tangible and intangible assets, including the shares of stock of the borrower and subsidiaries. The Credit Agreement contains affirmative and negative covenants customary for credit facilities of this type, including limitations on the Company with respect to liens, indebtedness, guaranties, investments, distributions, mergers and acquisitions and dispositions of assets.

The Company pays a fee ranging from 0.20% to 0.35% based on the applicable senior net leverage ratio times the unused portion of the revolving loan portion of the credit facility.

The Credit Agreement contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The Credit Agreement also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum Interest Coverage Ratio (as defined in the Credit Agreement), a requirement to stay below a maximum Total Net Leverage Ratio (as defined in the Credit Agreement) and a requirement to stay below a maximum permitted amount of capital expenditures, as well as restrictions on guarantees, indebtedness, liens, investments and loans, subject to customary carve outs, a restriction on dividends (provided that Addus HealthCare may make distributions to the Company in an amount that does not exceed $7.5 million in any year absent of an event of default, plus limited exceptions for tax and administrative distributions), a restriction on the ability to consummate acquisitions (without the consent of the lenders) under its credit facility subject to compliance with the Total

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Net Leverage Ratio (as defined in the Credit Agreement thresholds), restrictions on mergers, dispositions of assets, and affiliate transactions, and restrictions on fundamental changes and lines of business. As of December 31, 2019, the Company was in compliance with its covenants under the Credit Agreement. However, the Company was unable to timely file this Annual Report on Form 10-K, which would have included its audited financial statements for the year ended December 31, 2019. The Company is required to deliver annual audited financial statements under the affirmative covenants of its Credit Agreement. The Company obtained consent from the Required Lenders (as defined in the Credit Agreement) to extend the timeline of the audited financials for the year ended December 31, 2019 to not later than October 31, 2020.

On September 12, 2019, the Company entered into a First Amendment (the “Amendment”) to its Credit Agreement. The Amendment increased the Company’s credit facility by $50.0 million in incremental revolving loans, for an aggregate $300.0 million in revolving loans. The Amendment provides that future incremental loans may be for term loans or an increase to the revolving loan commitments. The Amendment further provides that the proceeds of the incremental revolving loan commitments may be used for, among other things, general corporate purposes. In connection with the modification of this Amendment, the Company incurred approximately $0.4 million of debt issuance costs.

The Company drew approximately $23.5 million on the revolver portion of its credit facility to fund, in part, the purchase price for the Alliance acquisition on August 1, 2019. Additionally, the Company drew $19.6 million under the delayed draw term loan portion of its credit facility to fund, in part, the acquisition of VIP on June 1, 2019.

At December 31, 2019, the Company had a total of $43.4 million of revolving loans, with an interest rate of 3.44%, and $18.9 million of term loans, with an interest rate of 3.45%, outstanding on its credit facility. After giving effect to the amount drawn on its credit facility, approximately $10.0 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA (as defined in the Credit Agreement), the Company had $191.4 million available for borrowing under its credit facility.

During the year ended December 31, 2018, the Company drew a total of approximately of $60.4 million of delayed draws terms under its credit facility to fund the acquisition of Ambercare and Arcadia. At December 31, 2018, the term loan was paid in full in connection with the Credit Agreement entered into during the fourth quarter of 2018, as discussed above.

At December 31, 2018, the Company had a total of $20.0 million of revolving loans outstanding on its credit facility, with an interest rate of 4.35%. After giving effect to the amount drawn on its credit facility, approximately $10.8 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA (as defined in the Credit Agreement), the Company had $137.4 million available for borrowing under its credit facility.

Senior Secured Credit Facility

Prior to October 31, 2018, the Company was party to a Credit Agreement, dated as of May 8, 2017 (the “2017 Credit Agreement”), with certain lenders and Capital One, National Association, as a lender and swing lender and as agent for all lenders. This credit facility totaled $250.0 million, replaced the Company’s previous senior secured credit facility, and terminated the Second Amended and Restated Credit and Guaranty Agreement, dated as of November 10, 2015, as modified by the May 24, 2016 amendment ( as amended, the “2015 Credit Agreement”), between the Company, certain lenders and Fifth Third Bank, as agent. The credit facility evidenced by the 2015 Credit Agreement included a $125.0 million revolving loan, a $45.0 million term loan and an $80.0 million delayed draw term loan.

On October 31, 2018, the Company repaid in full the outstanding debt balance of $102.6 million together with accrued interest of $0.5 million and amended and restated the 2017 Credit Agreement.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

10. Income Taxes

The current and deferred federal and state income tax provision from continuing operations, are comprised of the following:

	December 31,
	2019	2018	2017
	(Amounts in Thousands)
Current
Federal	$5,876	$2,883	$5,828
State	2,442	1,562	1,078
Deferred
Federal	(734)	(265)	2,447
State	(225)	(84)	(95)
Provision for income taxes	$7,359	$4,096	$9,258

The tax effects of certain temporary differences between the Company’s book and tax bases of assets and liabilities give rise to significant portions of the deferred income tax assets (liabilities) at December 31, 2019 and 2018. The deferred tax assets (liabilities) consisted of the following:

	December 31,
	2019	2018
	(Amounts in Thousands)
Deferred tax assets
Long-term
Accounts receivable allowances	$9,256	$6,761
Accrued compensation	2,765	2,135
Accrued workers’ compensation	3,327	3,677
Transaction costs	1,311	1,020
Restructuring costs	135	160
Stock-based compensation	793	576
Operating lease liabilities	5,896	170
Other	584	279
Total long-term deferred tax assets	24,067	14,778
Deferred tax liabilities
Long-term
Goodwill and intangible assets	(15,079)	(11,048)
Property and equipment	(1,037)	(903)
Prepaid insurance	(534)	(508)
Operating lease assets, net	(5,606)	—
Other	(164)	(123)
Total long-term deferred tax liabilities	(22,420)	(12,582)
Valuation allowance	—	—
Total net deferred tax assets (liabilities)	$1,647	$2,196

Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers all available evidence in making this assessment.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

A reconciliation for continuing operations of the statutory federal tax rate of 21.0%, 21.0% and 35.0% to the effective income tax rate, for the years ended December 31, 2019, 2018, and 2017, is summarized as follows:

	December 31,
	2019	2018	2017
Federal income tax at statutory rate	21.0%	21.0%	35.0%
State and local taxes, net of federal benefit	6.4	6.3	5.1
Jobs tax credits, net	(8.3)	(10.7)	(6.5)
162(m) disallowance for executive compensation	7.5	4.5	1.4
Nondeductible permanent items	0.7	2.2	0.4
Nondeductible penalties	1.3	—	—
2017 Tax Reform Act	—	—	9.3
Excess tax benefit	(6.7)	(2.7)	(0.6)
Other	0.3	(0.5)	(0.1)
Effective income tax rate	22.2%	20.1%	44.0%

The effective income tax rate was 22.2%, 20.1% and 44.0% for the years ended December 31, 2019, 2018 and 2017, respectively. The difference between our federal statutory and effective income tax rates is principally due to the inclusion of state taxes and non-deductible compensation, offset by an excess tax benefit and the use of federal employment tax credits.

The Company is subject to taxation in the jurisdictions in which it operates. The Company continues to remain subject to examination by U.S. federal authorities for the years 2016 through 2018 and for various state authorities for the years 2014 through 2018.

11. Stock Options and Restricted Stock Awards

The Board approved the 2017 Omnibus Incentive Plan (“the 2017 Plan”) as of April 27, 2017, which was approved by our shareholders on June 14, 2017. The 2017 Plan was intended to replace our existing incentive compensation plan, the 2009 Stock Incentive Plan (“the 2009 Plan”). All awards are now granted from the 2017 Plan. Outstanding awards under the 2009 Plan will continue to be governed by the 2009 Plan and the agreements under which they were granted.

The 2017 Plan allows us to grant performance-based incentive awards and equity-based awards (each an “Award”) to eligible employees, directors and consultants in the form of Stock Options, Stock Appreciation Rights, Restricted Stock, Deferred Stock Units/Restricted Stock Units, Other Stock Units or Performance Awards. The Company’s Board believes that the 2017 Plan is necessary to continue the Company’s effectiveness in attracting, motivating and retaining employees, directors and consultants with appropriate experience and to increase the grantees’ alignment of interest with the Company’s shareholders.

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

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Stock options are awarded with a strike price equal to the fair market value based on the closing price of our common stock on the date of grant. Options granted typically vest over a service period ranging from three to four years and expire ten years from the date of grant. Restricted shares typically vest over a service period ranging from one to four years and expire ten years from date of grant.

The exercise prices of stock options outstanding on December 31, 2019 range from $4.62 to $87.80. Restricted stock awards are full-value awards. There were 0.7 million shares available for grant at December 31, 2019.

Stock Options

A summary of stock option activity and weighted average exercise price is as follows:

	For The Year Ended December 31,
	2019
	Options (Amounts in Thousands)	Weighted Average Exercise Price
Outstanding, beginning of period	683	$29.60
Granted	92	79.21
Exercised	(126)	25.11
Forfeited/Cancelled	(1)	52.50
Outstanding, end of period	648	$37.43

The weighted-average estimated fair value of employee stock options granted as calculated using the Black-Scholes Option Pricing Model in 2019, 2018 and 2017, and the related assumptions follow:

	For the Year Ended December 31,
	2019	2018	2017
	Grants	Grants	Grants
Weighted average fair value	$29.78	$14.72	$12.97
Risk-free discount rate	1.72% - 2.29%	2.32% - 2.84%	1.67% - 1.85%
Expected life	4.2 - 4.4 years	4.1 - 4.2 years	3.6 - 4.2 years
Dividend yield	—	—	—
Volatility	43%	45%	47%

Stock option compensation expense totaled $2.5 million, $2.0 million and $1.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, there was $4.9 million of total unrecognized compensation cost that is expected to be recognized over a weighted average period of 1.8 years.

The intrinsic value of vested and outstanding stock options was $16.7 million and $22.0 million, respectively, as of December 31, 2019.

As of December 31, 2019, there were 235,923 and 411,976 shares of stock options vested and unvested, respectively.

The intrinsic value of stock options exercised during the years ended December 31, 2019, 2018 and 2017 was $7.3 million, $1.8 million and $0.5 million, respectively.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Restricted Stock Awards

The following table summarizes the status of unvested restricted stock awards outstanding at December 31, 2019:

	For The Year Ended December 31,
	2019
	Restricted Stock Awards (Amounts in Thousands)	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, beginning of period	149	$36.10
Awarded	69	68.91
Vested	(66)	35.58
Forfeited	(3)	53.54
Unvested restricted stock awards, end of period	149	$51.10

The fair market value of restricted stock awards that vested during the year ended December 31, 2019 was $4.2 million.

Restricted stock award compensation expense totaled $3.3 million, $2.1 million and $1.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, there was $5.0 million of total unrecognized compensation cost that is expected to be recognized over a weighted average period of 1.6 years.

12. Employee Benefit Plans

The 401(k) retirement plan is a defined contribution plan that provides for matching contributions by the Company to all non-union employees. Matching contributions are discretionary and subject to change by management. Under the provisions of the 401(k) plan, employees can contribute up to the maximum percentage and limits allowable under the U.S. Revenue Code. The Company provided a matching contribution, equal to 6.0% of the employees’ contributions, totaling $0.2 million, $0.3 million and $44,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

13. Commitments and Contingencies

Legal Proceedings

From time to time, the Company is subject to legal and/or administrative proceedings incidental to its business. It is the opinion of management that the outcome of pending legal and/or administrative proceedings will not have a material effect on our Consolidated Balance Sheets and Consolidated Statements of Income.

On January 20, 2016, the Company was served with a lawsuit filed in the United States District Court for the Northern District of Illinois against the Company and Cigna Corporation by Stop Illinois Marketing Fraud, LLC, a qui tam relator formed for the purpose of bringing this action. In the action, the plaintiff alleged, inter alia, violations of the federal False Claims Act relating primarily to allegations of violations of the federal Anti-Kickback Statute and allegedly improper referrals of patients from the Company’s home care division to the Company’s home health business, substantially all of which was sold in 2013. The plaintiff sought to recover damages, fees and costs under the federal False Claims Act including treble damages, civil penalties and its attorneys’ fees. The U.S. government declined to intervene. Plaintiff amended its complaint on April 4, 2016 to include additional allegations in support of its False Claims Act claims, including alleged violations of the federal Anti-Kickback Statute. The Company and Cigna Corporation filed a motion to dismiss the amended complaint on June 6, 2016. On February 3, 2017, the Court granted Cigna Corporation’s motion to dismiss in full, and granted the Company’s motion to dismiss in part allowing plaintiff another chance to amend its complaint. Plaintiff timely filed a second amended complaint on March 10, 2017, withdrawing its conspiracy claim under the Federal False Claims Act and adding an explicit claim under the Illinois False Claims Act for the same underlying kickback allegations. On April 7, 2017, the Company filed a partial motion to dismiss the Second Amended Complaint. On May 24, 2017, the State of Illinois filed notice that it was declining to intervene in the plaintiff’s claim under the Illinois False Claims Act. On March 21, 2018, the Court granted the Company’s motion to dismiss the Second Amended Complaint in part and narrowed the lawsuit to whether the federal False Claims Act was violated with respect to home health services provided at three senior living facilities in Illinois. On September 24, 2019, the parties reached an agreement to settle this lawsuit. In connection with the settlement, the Company recognized an expense of $0.6 million in discontinued operations for the year ended December 31, 2019. The lawsuit was dismissed in full on October 15, 2019.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Employment Agreements

During 2017, the Company entered into employment agreements with certain members of senior management. The terms of these agreements are up to four years with the potential to auto-renew and include non-competition and nondisclosure provisions, as well as provide for defined severance payments in the event of termination. On November 5, 2018 we amended and restated the employment agreements of each of our 2018 named executive officers in order to: (i) increase the amount of severance that would be payable on certain terminations of employment in connection with a change in control (as defined in the employment agreements), from two times annual compensation to three times annual compensation (as defined in the employment agreements) in the case of our chief executive officer, and from one times annual compensation to two times annual compensation (as defined in the employment agreements) in the case of our other named executive officers; (ii) provide that the enhanced severance for terminations of employment in connection with a change in control would be payable if the named executive officers self-terminated for good reason (as defined in the employment agreements); (iii) stipulate that severance for terminations of employment in connection with a change in control would include any unpaid bonus for a performance period completed prior to termination (the chief executive officer already had this right); and (iv) adjust the duration of non-competition and non-solicitation periods to match the number of years of annual compensation that the named executive officer would receive in severance.

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

The tables below set forth information about the Company’s reportable segments for the years ended December 31, 2019, 2018 and 2017 along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements. Segment assets are not reviewed by the Company’s chief operating decision maker function and therefore are not disclosed below.

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

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

	For the Year Ended December 31, 2019
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$580,728	$53,601	$14,462	$648,791
Cost of services revenues	432,413	27,203	9,937	469,553
Gross profit	148,315	26,398	4,525	179,238
General and administrative expenses	56,645	12,304	3,199	72,148
Provision for doubtful accounts	242	95	6	343
Segment operating income	$91,428	$13,999	$1,320	$106,747

	For the Year Ended December 31, 2018
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$490,941	$18,850	$6,856	$516,647
Cost of services revenues	365,264	10,010	4,569	379,843
Gross profit	125,677	8,840	2,287	136,804
General and administrative expenses	44,463	3,737	1,543	49,743
Provision for doubtful accounts	265	5	2	272
Segment operating income	$80,949	$5,098	$742	$86,789

	For the Year Ended December 31, 2017
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$425,994	$—	$—	$425,994
Cost of services revenues	310,119	—	—	310,119
Gross profit	115,875	—	—	115,875
General and administrative expenses	35,655	—	—	35,655
Provision for doubtful accounts	9,524	—	—	9,524
Segment operating income	$70,696	$—	$—	$70,696

	For the Years Ended December 31,
	(Amounts in Thousands)
	2019	2018	2017
Segment reconciliation:
Total segment operating income	$106,747	$86,789	$70,696

Items not allocated at segment level:
Other general and administrative expenses	61,421	55,282	41,247
Depreciation and amortization	10,574	8,642	6,663
Loss (gain) on sale of assets	—	38	(2,467)
Interest income	(1,523)	(2,592)	(66)
Interest expense	3,105	5,016	4,472
Other income	—	—	(217)
Income before income taxes	$33,170	$20,403	$21,064

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

15. Significant Payors

For 2019, 2018 and 2017, our revenue by payor type was as follows:

	Personal Care
	2019		2018 (1)		2017 (1)
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
State, local and other governmental programs	$303,479	52.2%	$285,973	58.2%	$273,525	64.2%
Managed care organizations	239,559	41.3	173,391	35.3	140,993	33.1
Private pay	21,765	3.7	20,003	4.1	8,739	2.1
Commercial insurance	9,204	1.6	6,173	1.3	2,737	0.6
Other	6,721	1.2	5,401	1.1	—	—
Total personal care segment net service revenues	$580,728	100.0%	$490,941	100.0%	$425,994	100.0%

	Hospice
	2019		2018
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$49,649	92.6%	$17,652	93.6%
Managed care organizations	2,768	5.2	1,047	5.6
Other	1,184	2.2	151	0.8
Total hospice segment net service revenues	$53,601	100.0%	$18,850	100.0%

	Home Health
	2019		2018
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$11,218	77.6%	$6,034	88.0%
Managed care organizations	2,942	20.3	752	11.0
Other	302	2.1	70	1.0
Total home health segment net service revenues	$14,462	100.0%	$6,856	100.0%

The Company derives a significant amount of its net service revenues from its operations in Illinois, New York and New Mexico. The percentages of total revenue for each of these significant states for 2019, 2018 and 2017 were as follows:

	Personal Care
	2019		2018 (1)		2017 (1)
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Illinois	$247,524	42.6%	$232,518	47.3%	$224,257	52.6%
New York	108,403	18.7	65,117	13.3	58,360	13.7
New Mexico	75,666	13.0	58,914	12.0	37,588	8.8
All other states	149,135	25.7	134,392	27.4	105,789	24.9
Total personal care segment net service revenues	$580,728	100.0%	$490,941	100.0%	$425,994	100.0%

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

	Hospice
	2019		2018
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
New Mexico	$38,790	72.4%	$18,850	100.0%
All other states	14,811	27.6	—	—
Total hospice segment net service revenues	$53,601	100.0%	$18,850	100.0%

	Home Health
	2019		2018
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
New Mexico	$14,462	100.0%	$6,856	100.0%
Total home health segment net service revenues	$14,462	100.0%	$6,856	100.0%

A substantial portion of the Company’s net service revenues and accounts receivables are derived from services performed for state and local governmental agencies. We derive a significant amount of our net service revenues in Illinois, which represented 38.2%, 45.0% and 52.6% of our net service revenues for the years ended December 31, 2019, 2018 and 2017, respectively. The Illinois Department on Aging, the largest payor program for the Company’s Illinois personal care operations, accounted for 25.3%, 31.7% and 36.5% of the Company’s net service revenues for 2019, 2018, and 2017, respectively.

The related receivables due from the Illinois Department on Aging represented 25.1% and 23.1% of the Company’s net accounts receivable at December 31, 2019 and 2018, respectively.

16. Concentration of Cash

The Company owns financial instruments that potentially subject the Company to significant concentrations of credit risk include cash. The Company maintains cash with financial institutions which, at times, may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk on cash.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

17. Unaudited Summarized Quarterly Financial Information

The following is a summary of the Company’s unaudited quarterly results of operations. See Note 2. Revision of Previously Issued Financial Statements.

	Year Ended December 31, 2019				Year Ended December 31, 2018
	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
	(Amounts and Shares in Thousands, Except Per Share Data)
Net service revenues	$192,376	$168,993	$148,915	$138,507	$139,288	$137,341	$130,892	$109,126
Gross profit	57,542	45,176	39,693	36,827	37,429	36,415	35,377	27,583
Operating income from continuing operations	14,530	7,335	7,391	5,496	6,428	5,613	6,547	4,239
Net income from continuing operations	10,737	5,486	5,292	4,296	4,266	3,358	4,052	4,631
(Loss) earnings from discontinued operations	—	(574)	—	—	126	—	—	—
Net income	$10,737	$4,912	$5,292	$4,296	$4,392	$3,358	$4,052	$4,631
Average shares outstanding:
Basic	15,435	13,766	13,044	12,995	12,964	12,179	11,533	11,502
Diluted	15,881	14,203	13,433	13,381	13,381	12,569	11,838	11,696
Income per common share:
Basic
Continuing operations	$0.70	$0.40	$0.41	$0.33	$0.33	$0.28	$0.35	$0.40
Discontinued operations	—	(0.04)	—	—	0.01	—	—	—
Basic net income per share	$0.70	$0.36	$0.41	$0.33	$0.34	$0.28	$0.35	$0.40
Diluted net income per share
Continuing operations	$0.68	$0.39	$0.39	$0.32	$0.32	$0.27	$0.34	$0.40
Discontinued operations	—	(0.04)	—	—	0.01	—	—	—
Diluted net income per share	$0.68	$0.35	$0.39	$0.32	$0.33	$0.27	$0.34	$0.40

As described in Note 2 above, the Company identified immaterial errors in the Company’s previously issued Consolidated Financial Statements related to implicit price concessions and provision for doubtful accounts. The correction reflects the impact on the Company’s income tax provision and related accounts as a result of correcting for the immaterial error as discussed above. Additionally, the Company identified and corrected immaterial unrelated income tax items impacting deferred tax assets and the reserve for uncertain tax positions, and other immaterial items.

The following are the effects of the corrections, of the immaterial errors on the Company’s unaudited quarterly results of operations. The unaudited quarterly information will be revised in conjunction with the future filing of the Company’s unaudited quarterly financial statements for each of the 2020 quarterly periods.

	For the Three Months Ended March 31, 2019			For the Three Months Ended March 31, 2018
	Previously reported	Revision	As Revised	Previously reported	Revision	As Revised
	(Amounts and Shares in Thousands, Except Per Share Data)
Net service revenues	$139,254	$(747)	$138,507	$109,476	$(350)	$109,126
Gross profit	37,574	(747)	36,827	27,933	(350)	27,583
Operating income from continuing operations	6,243	(747)	5,496	4,589	(350)	4,239
Net income from continuing operations	4,862	(566)	4,296	4,886	(255)	4,631
Net income	4,862	(566)	4,296	4,886	(255)	4,631
Income per common share:
Basic	$0.37	$(0.04)	$0.33	$0.42	$(0.02)	$0.40
Diluted	$0.36	$(0.04)	$0.32	$0.42	$(0.02)	$0.40

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

	For the Three Months Ended June 30, 2019			For the Three Months Ended June 30, 2018
	Previously reported	Revision	As Revised	Previously reported	Revision	As Revised
	(Amounts and Shares in Thousands, Except Per Share Data)
Net service revenues	$149,692	$(777)	$148,915	$131,258	$(366)	$130,892
Gross profit	40,470	(777)	39,693	35,743	(366)	35,377
Operating income from continuing operations	7,713	(322)	7,391	6,913	(366)	6,547
Net income from continuing operations	5,518	(226)	5,292	4,318	(266)	4,052
Net income	5,518	(226)	5,292	4,318	(266)	4,052
Income per common share:
Basic	$0.42	$(0.01)	$0.41	$0.37	$(0.02)	$0.35
Diluted	$0.41	$(0.02)	$0.39	$0.36	$(0.02)	$0.34

	For the Three Months Ended September 30, 2019			For the Three Months Ended September 30, 2018
	Previously reported	Revision	As Revised	Previously reported	Revision	As Revised
	(Amounts and Shares in Thousands, Except Per Share Data)
Net service revenues	$169,803	$(810)	$168,993	$137,716	$(375)	$137,341
Gross profit	45,986	(810)	45,176	36,790	(375)	36,415
Operating income from continuing operations	7,280	55	7,335	5,988	(375)	5,613
Net income from continuing operations	5,441	45	5,486	3,631	(273)	3,358
Net income	4,867	45	4,912	3,631	(273)	3,358
Income per common share:
Basic	$0.36	$—	$0.36	$0.29	$(0.01)	$0.28
Diluted	$0.34	$0.01	$0.35	$0.28	$(0.01)	$0.27

	For the Three Months Ended December 30, 2018
	Previously reported	Revision	As Revised
	(Amounts and Shares in Thousands, Except Per Share Data)
Net service revenues	$139,669	$(381)	$139,288
Gross profit	37,810	(381)	37,429
Operating income from continuing operations	6,809	(381)	6,428
Net income from continuing operations	4,542	(276)	4,266
Net income	4,668	(276)	4,392
Income per common share:
Basic	$0.36	$(0.02)	$0.34
Diluted	$0.35	$(0.02)	$0.33

18. Subsequent Events

On February 17, 2020, the Company signed an eleven year lease agreement to expand its Frisco support center from 31,000 square feet to approximately 75,000 square feet which will result in an increase in the operating lease asset, net and operating lease liability by approximately $13 million and $17 million, respectively. The Frisco support staff is expected to move during the third quarter of 2020.

On January 31, 2020, the Secretary of the U.S. Department of Health and Human Services (“HHS”) declared a national public health emergency due to a novel coronavirus. In March 2020, the World Health Organization declared the outbreak of COVID-19, a disease caused by this novel coronavirus, a pandemic. This disease continues to spread throughout the United States and other parts of the world. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic as the situation is rapidly evolving. The spread of COVID-19 has caused public health officials to recommend and mandate precautions to mitigate the spread of the virus, including the closure of public facilities and parks, schools, restaurants, many businesses and other locations of public assembly. Although many of these restrictions have eased across the country and certain of these locations have reopened, to varying degrees,

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

the COVID-19 pandemic has yet to show substantial signs of decline in the U.S. Some areas are re-imposing closures and other restrictions due to increasing rates of COVID-19 cases. There are no reliable estimates of how long the pandemic will last, how many people are likely to be affected by it or the duration or types of restrictions that will be imposed. For that reason, we are unable to predict the long-term impact of the pandemic on our business at this time.

In April 2020, the Company received grants in an aggregate principal amount of $6.9 million from the Public Health and Social Services Emergency Fund (“Relief Fund”) under the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) as part of the automatic general distributions by HHS, for which it did not apply. The Company returned these funds in June 2020.

On July 1, 2020, we completed the acquisition of A Plus Health Care, Inc. (“A Plus”) for approximately $12.2 million, with funding provided by cash on hand. With the purchase of A Plus, we expanded our personal care services in the state of Montana. The Company is currently assessing the fair value of identifiable net assets acquired.

VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE II

(Amounts in Thousands)

Allowance for doubtful accounts	Balance at beginning of period	Additions/ charges	Deductions*	Balance at end of period
Year ended December 31, 2019
Allowance for doubtful accounts	$945	343	326	$962
Year ended December 31, 2018
Allowance for doubtful accounts	$18,749	272	18,076	$945
Year ended December 31, 2017
Allowance for doubtful accounts	$14,460	9,524	5,235	$18,749

*	Write-offs, net of recoveries

With the adoption of ASU 2014-09, Revenue from Contracts with Customers, in 2018 and subsequent periods, subsequent adjustments that are determined to be the result of an adverse change in the payor’s ability to pay are recognized as provision for doubtful accounts. We recorded $11.0 million for the year ended December 31, 2018 as a reduction to revenue that would have been recorded as provision for doubtful accounts under the prior revenue recognition guidance. As described in Note 2 above, the Company identified immaterial errors in the Company’s previously issued Consolidated Financial Statements related to the provision for doubtful accounts. The cumulative effect of those adjustments increased the allowance for doubtful accounts as of December 31, 2018 and 2017, by $0.3 million and $8.2 million, respectively, of which $7.9 million resulted in an increase in deductions for the year ended December 31, 2018.