Form 10-Q
period 2020-03-31
Addus HomeCare Corp
filed 2020-08-10
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 31, 2020, Addus HomeCare Corporation had 15,664,952 shares of Common Stock outstanding.

ADDUS HOMECARE CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2020 and December 31, 2019

(Amounts and Shares in Thousands, Except Per Share Data)

(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets
Cash	$130,463	$111,714
Accounts receivable, net	141,083	149,680
Prepaid expenses and other current assets	6,505	7,993
Total current assets	278,051	269,387
Property and equipment, net of accumulated depreciation and amortization	13,791	12,156
Other assets
Goodwill	275,364	275,368
Intangibles, net of accumulated amortization	55,304	57,079
Deferred tax assets, net	1,606	1,647
Operating lease assets, net	20,703	21,111
Total other assets	352,977	355,205
Total assets	$644,819	$636,748
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$17,561	$19,641
Accrued payroll	29,476	30,587
Accrued expenses	22,116	22,429
Accrued workers’ compensation insurance	14,497	14,143
Current portion of long-term debt	956	728
Total current liabilities	84,606	87,528
Long-term liabilities
Long-term debt, less current portion, net of debt issuance costs	59,112	59,164
Long-term operating lease liabilities	13,638	14,301
Other long-term liabilities	655	163
Total long-term liabilities	73,405	73,628
Total liabilities	$158,011	$161,156
Stockholders’ equity
Common stock—$.001 par value; 40,000 authorized and 15,660 and 15,617 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	$16	$15
Additional paid-in capital	362,102	359,545
Retained earnings	124,690	116,032
Total stockholders’ equity	486,808	475,592
Total liabilities and stockholders’ equity	$644,819	$636,748

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2020 and 2019

(Amounts and Shares in Thousands, Except Per Share Data)

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Net service revenues	$190,216	$138,507
Cost of service revenues	134,381	101,680
Gross profit	55,835	36,827
General and administrative expenses	42,287	29,257
Depreciation and amortization	2,887	2,074
Total operating expenses	45,174	31,331
Operating income	10,661	5,496
Interest income	(334)	(215)
Interest expense	908	618
Total interest expense, net	574	403
Income before income taxes	10,087	5,093
Income tax expense	1,429	797
Net income	$8,658	$4,296
Net income per common share
Basic income per share	$0.56	$0.33
Diluted income per share	$0.54	$0.32
Weighted average number of common shares and potential common shares outstanding:
Basic	15,519	12,995
Diluted	15,907	13,381

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2020 and 2019

(Amounts and Shares in Thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at January 1, 2020	15,617	$15	$359,545	$116,032	$475,592
Forfeiture of shares of common stock under restricted stock award agreements	(5)	—	—	—	—
Stock-based compensation	—	—	1,407	—	1,407
Shares issued for exercise of stock options	48	1	1,150	—	1,151
Net income	—	—	—	8,658	8,658
Balance at March 31, 2020	15,660	$16	$362,102	$124,690	$486,808

Balance at January 1, 2019	13,126	$13	$177,683	$90,795	$268,491
Issuance of shares of common stock under restricted stock award agreements	52	—	—	—	—
Stock-based compensation	—	—	1,233	—	1,233
Net income	—	—	—	4,296	4,296
Balance at March 31, 2019	13,178	$13	$178,916	$95,091	$274,020

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2020 and 2019

(Amounts in Thousands)

(Unaudited)

	For the Three Months
	Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$8,658	$4,296
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of acquisitions:
Depreciation and amortization	2,887	2,074
Deferred income taxes	42	(60)
Stock-based compensation	1,407	1,233
Amortization of debt issuance costs under the credit facility	186	161
Provision for doubtful accounts	224	57
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	8,777	(12,242)
Prepaid expenses and other current assets	973	2,494
Accounts payable	(1,976)	(689)
Accrued expenses and other long-term liabilities	(736)	(521)
Net cash provided by (used in) operating activities	20,442	(3,197)
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(87)	—
Purchases of property and equipment	(2,747)	(1,006)
Net cash used in investing activities	(2,834)	(1,006)
Cash flows from financing activities:
Payments on financing lease obligations	(10)	(33)
Cash received from exercise of stock options	1,151	—
Net cash provided by (used in) financing activities	1,141	(33)
Net change in cash	18,749	(4,236)
Cash, at beginning of period	111,714	70,406
Cash, at end of period	$130,463	$66,170
Supplemental disclosures of cash flow information:
Cash paid for interest	$731	$723
Cash paid for income taxes	1,954	1,082

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Operations, Consolidation, and Presentation of Financial Statements

Addus HomeCare Corporation (“Holdings”) and its subsidiaries (together with Holdings, the “Company”, “we”, “us” or “our”) operate as a multi-state provider of three distinct but related business segments providing in-home services. In its personal care services segment, the Company provides non-medical assistance with activities of daily living, primarily to persons who are at increased risk of hospitalization or institutionalization, such as the elderly, chronically ill or disabled. In its hospice segment, the Company provides physical, emotional and spiritual care for people who are terminally ill as well as related services for their families. In its home health segment, the Company provides services that are primarily medical in nature to individuals who may require assistance during an illness or after hospitalization and include skilled nursing and physical, occupational and speech therapy. The Company’s payors include federal, state and local governmental agencies, managed care organizations, commercial insurers and private individuals.

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements and related notes have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q. The accompanying balance sheet as of December 31, 2019 has been derived from the Company’s audited financial statements for the year ended December 31, 2019 previously filed with the SEC. Accordingly, these financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements and should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2019 included in our Annual Report on Form 10-K, which includes information and disclosures not included herein.

In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair statement of our financial position, results of operations, and cash flows for the interim periods presented in conformity with GAAP. Our results for any interim period are not necessarily indicative of results for a full year or any other interim period.

Principles of Consolidation

These Unaudited Condensed Consolidated Financial Statements include the accounts of Addus HomeCare Corporation, and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

Estimates

The financial statements are prepared by management in conformity with GAAP and include estimated amounts and certain disclosures based on assumptions about future events. The Company’s critical accounting estimates include revenue recognition, accounts receivable and allowances and goodwill and intangible assets. Actual results could differ from those estimates.

Diluted Net Income Per Common Share

Diluted net income per common share, calculated on the treasury stock method, is based on the weighted average number of shares outstanding during the period. The Company’s outstanding securities that may potentially dilute the common stock are stock options and restricted stock awards.

As of March 31, 2020 and 2019, dilutive stock options outstanding were approximately 585,000 and 685,000, respectively, and dilutive restricted stock awards outstanding were approximately 77,000 and 83,000, respectively

Included in the Company’s calculation of diluted earnings per share for the three months ended March 31, 2020, dilutive stock options outstanding were approximately 311,000. In addition, dilutive restricted stock awards outstanding were 84,000 for the three months ended March 31, 2020.

Included in the Company’s calculation of diluted earnings per share for the three months ended March 31, 2019, dilutive stock options outstanding were approximately 303,000. In addition, dilutive restricted stock awards outstanding were 153,000 for the three months ended March 31, 2019.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. Under the new standard, entities holding financial assets and net investment in leases that are not accounted for at fair value through net income are to be presented at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. We have reviewed our provision for doubtful accounts process as required by ASU 2016-13. Management estimates allowances on accounts receivable based upon historical experience and other factors, including an aging of accounts receivable, evaluation of expected adjustments, past adjustments and collection experience in relation to amounts billed, current contract and reimbursement terms, shifts in payors and other current relevant information. The Company recorded $0.2 million of provision for doubtful accounts for three months ended March 31, 2020. Allowance for doubtful accounts was $0.8 million and $1.0 million as of March 31, 2020 and December 31, 2019, respectively. Adoption of the new standard did not have a significant impact on our results of operations or liquidity.

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

Recently Issued Accounting Pronouncements

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

3. Revision of Previously Issued Financial Statements

In connection with management finalizing their financial reporting close process for the year ended December 31, 2019, management identified certain immaterial errors impacting the current period and previous periods dating back to periods prior to 2017, including interim periods within those years. Specifically, management determined there were certain errors in the information utilized to accurately estimate the implicit price concessions necessary to reduce net service revenues to the amount expected to be collected. Accordingly, management determined that our accounts receivable allowance was understated. The correction reflects the impact on the Company’s income tax provision and related accounts as a result of correcting for the error as discussed above. Additionally, the Company identified and corrected other immaterial unrelated income tax items impacting deferred tax assets and other immaterial items.

Management evaluated the impact of the errors on all previously issued financial statements and concluded such previously issued financial statements were not materially misstated; however, to reflect such corrections in the quarter ended December 31, 2019 financial statements would materially misstate the 2019 fiscal year. Accordingly, management revised previously issued financial statements to correct for the impact of the errors. The Company’s consolidated financial statements have been revised from the amounts previously reported to correct these immaterial errors as shown in the tables below and are reflected throughout the financial statements and related notes, as applicable.

The Consolidated Statements of Income has been revised to reflect the correction for the three months ended March 31, 2019 as follows (amounts in thousands, except per share data):

	For the Three Months Ended March 31, 2019
	As
	Previously		As
	Reported	Revision	Revised
Net service revenues	$139,254	$(747)	$138,507
Gross profit	37,574	(747)	36,827
Operating income	6,243	(747)	5,496
Income before income taxes	5,840	(747)	5,093
Income tax expense	978	(181)	797
Net income	$4,862	$(566)	$4,296
Basic income per share	$0.37	$(0.04)	$0.33
Diluted income per share	$0.36	$(0.04)	$0.32

The cumulative effect of the adjustments on all prior periods decreased retained earnings as of January 1, 2019 and March 31, 2019 as reflected below (amounts in thousands):

	Common Stock		Additional Paid in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2019	13,126	$13	$177,683	$97,837	$275,533
Revision	—	—	—	(7,042)	(7,042)
Balance at January 1, 2019, as revised	13,126	$13	$177,683	$90,795	$268,491

Balance at March 31, 2019	13,178	$13	$178,916	$102,699	$281,628
Revision	—	—	—	(7,608)	(7,608)
Balance at March 31, 2019, as revised	13,178	$13	$178,916	$95,091	$274,020

Additionally, the Consolidated Statement of Cash Flows has been revised to reflect the correction for the three months ended March 31, 2019 as follows (amounts in thousands):

	For the Three Months Ended March 31, 2019
	As
	Previously		As
	Reported	Revision	Revised
Net income	$4,862	$(566)	$4,296
Deferred income taxes	121	(181)	(60)
Accounts receivable	(12,989)	747	(12,242)
Net cash provided by operating activities	$(3,197)	$—	$(3,197)

4. Leases

We have historically entered into operating leases for local branches, our corporate headquarters and certain equipment. The Company’s current leases have expiration dates through 2026. Certain of our arrangements have free rent periods and/or escalating rent payment provisions. We recognize rent expense on a straight-line basis over the lease term. Certain of the Company’s leases include termination options and renewal options for periods ranging from one to five years. Because we are not reasonably certain to exercise these renewal options, the options generally are not considered in determining the lease term, and payments associated with the option years are excluded from lease payments.

When available, we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement.

Amounts reported in the Company’s Unaudited Condensed Consolidated Balance Sheets as of March 31, 2020 and Audited Consolidated Balance Sheets as of December 31, 2019 for our operating leases were as follows:

	March 31, 2020	December 31, 2019
	(Amounts in Thousands)
Operating lease assets, net	$20,703	$21,111

Short-term operating lease liabilities (in accrued expenses)	7,425	7,234
Long-term operating lease liabilities	13,638	14,301
Total operating lease liabilities	$21,063	$21,535

Lease Costs

Components of lease cost were reported in general and administrative expenses in the Company’s Unaudited Condensed Consolidated Statements of Income as follows:

	For the Three Months Ended March 31, (Amounts in Thousands)
	2020	2019
Operating lease costs	$2,118	$1,646
Short-term lease costs	266	64
Total lease cost	$2,384	$1,710

Lease Term and Discount Rate

Weighted average remaining lease terms and discount rates were as follows:

	March 31, 2020	December 31, 2019
Operating leases:
Weighted average remaining lease term	3.29	3.42
Weighted average discount rate	5.05%	5.14%

Maturity of Lease Liabilities

A summary of our remaining operating lease payments as of March 31, 2020 were as follows:

Operating Leases
(Amounts in Thousands)
Due in the 12-month period ended March 31,
2021	$8,117
2022	6,818
2023	4,160
2024	2,323
2025	1,382
Thereafter	158
Total future minimum rental commitments	22,958
Less: Imputed interest	(1,895)
Total lease liabilities	$21,063

Supplemental cash flows information

	For the Three Months Ended March 31, (Amounts in Thousands)
	2020	2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,171	$1,639

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	1,439	801

Financing Leases

Some of our financing leases include provisions to purchase the asset at the conclusion of the lease. Financing leases were not material as of March 31, 2020 and December 31, 2019.

5. Acquisitions

The Company’s acquisitions have been accounted for in accordance with ASC Topic 805, Business Combinations, and the resulting goodwill and other intangible assets were accounted for under ASC Topic 350, Goodwill and Other Intangible Assets. Under business combination accounting, the assets and liabilities are generally recognized at their fair values and the difference between the consideration transferred, excluding transaction costs, and the fair values of the assets and liabilities is recognized as goodwill. The results of each business acquisition are included on the Unaudited Condensed Consolidated Statements of Income from the date of the acquisition.

Management’s assessment of qualitative factors affecting goodwill for each acquisition includes estimates of market share at the date of purchase, ability to grow in the market, synergy with existing Company operations and the payor profile in the markets.

Hospice Partners

On October 1, 2019, the Company completed the acquisition of the assets of Hospice Partners of America, LLC (“Hospice Partners”). The purchase price was approximately $135.6 million. The purchase of Hospice Partners was funded through a portion of the net proceeds of our public offering of an aggregate 2,300,000 shares of common stock, par value $0.001 per share, including 300,000 shares of common stock sold pursuant to the exercise in full by the underwriters of their option to purchase additional shares at a public offering price of $79.50 per share, which the Company completed on September 9, 2019 (the “Public Offering”). With the purchase of Hospice Partners, we expanded our hospice operations through 21 locations in Idaho, Kansas, Missouri, Oregon, Texas and Virginia. The related acquisition costs were $0.1 million for the three months ended March 31, 2020 and integration costs were $0.8 million for the three months ended March 31, 2020. These costs were included in general and administrative expenses on the Unaudited Condensed Consolidated Statements of Income and were expensed as incurred.

Based upon management’s valuations, which are preliminary and subject to completion of working capital adjustments, the fair values of the assets and liabilities are as follows:

Total (Amounts in Thousands)
Goodwill	$112,283
Identifiable intangible assets	18,090
Cash	5,705
Property and equipment	164
Accounts receivable	6,788
Operating lease assets, net	2,425
Other assets	632
Accounts payable	(1,631)
Accrued expenses	(4,625)
Accrued payroll	(1,108)
Deferred tax liability	(1,540)
Long-term operating lease liabilities	(1,615)
Total purchase price	$135,568

Identifiable intangible assets acquired consist of $9.5 million in trade names with estimated useful lives of fifteen years, $2.5 million in non-competition agreements with estimated useful lives of three to five years and $6.1 million of indefinite lived state licenses. The preliminary estimated fair value of identifiable intangible assets was determined, using Level 3 inputs as defined under ASC Topic 820, with the assistance of a valuation specialist. The fair value analysis and related valuations reflect the conclusions of management. All estimates, key assumptions, and forecasts were either provided by or reviewed by the Company. The goodwill and intangible assets acquired are deductible for tax purposes.

The Hospice Partners acquisition accounted for $14.2 million of net service revenues and $3.1 million of operating income for the three months ended March 31, 2020.

Alliance Home Health Care

On August 1, 2019, the Company completed the acquisition of all of the assets of Alliance Home Health Care (“Alliance”). The purchase price was approximately $23.5 million. The purchase of Alliance was funded through the Company’s revolving credit facility and available cash. With the purchase of Alliance, the Company expanded its personal care, home health and hospice operations in the state of New Mexico. The related integration costs were $0.1 million for the three months ended March 31, 2020. These costs were included in general and administrative expenses on the Unaudited Condensed Consolidated Statements of Income and were expensed as incurred.

Based upon management’s final valuations, the fair values of the assets and liabilities are as follows:

Total (Amounts in Thousands)
Goodwill	$16,859
Identifiable intangible assets	5,422
Cash	173
Accounts receivable	1,796
Accounts payable	(302)
Other liabilities	(490)
Total purchase price	$23,458

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

The Alliance acquisition accounted for $4.7 million of net service revenues and $1.1 million of operating income for the three months ended March 31, 2020.

VIP Health Care Services

On June 1, 2019, the Company completed the acquisition of all of the assets of VIP Health Care Services (“VIP”). The purchase price was approximately $29.9 million. The purchase of VIP was funded through a combination of the Company’s delayed draw term loan portion of its credit facility and available cash. With the purchase of VIP, the Company expanded its personal care operations in the state of New York and into the New York City metropolitan area. The related integration costs were $0.1 million for the three months ended March 31, 2020. These costs were included in general and administrative expenses on the Unaudited Condensed Consolidated Statements of Income and were expensed as incurred.

Based upon management’s valuations, the fair values of the assets and liabilities are as follows:

Total (Amounts in Thousands)
Goodwill	$10,544
Identifiable intangible assets	15,370
Cash	110
Accounts receivable	6,064
Operating lease assets, net	2,278
Other assets	30
Property and equipment	27
Accounts payable	(462)
Accrued expenses	(770)
Accrued payroll	(1,742)
Long-term operating lease liabilities	(1,531)
Total purchase price	$29,918

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

The VIP acquisition accounted for $11.5 million of net service revenues and $0.1 million of operating loss for the three months ended March 31, 2020.

The following table contains unaudited pro forma condensed consolidated income statement information of the Company for the three months ended March 31, 2019 as if each of the acquisitions of Hospice Partners, Alliance and VIP closed on January 1, 2019.

For the Three Months Ended March 31, 2019 (Amounts in Thousands)
Net service revenues	$171,487
Operating income	10,042
Net income	8,113
Net income per common share
Basic income per share	$0.62

The pro forma disclosures in the table above include adjustments for amortization of intangible assets, tax expense and acquisition costs to reflect results that are more representative of the combined results of the transactions as if Hospice Partners, Alliance and VIP had been acquired effective January 1, 2019. This pro forma information is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred. In addition, future results may vary significantly from the results reflected in the pro forma information. The unaudited pro forma financial information does not reflect the impact of future events that may occur after the acquisition, such as anticipated cost savings from operating synergies.

6. Goodwill and Intangible Assets

A summary of the goodwill activity for the three months ended March 31, 2020 is provided below:

	Goodwill
	Personal Care	Hospice	Home Health	Total
	(Amounts in Thousands)
Goodwill as of December 31, 2019	$126,577	$146,983	$1,808	$275,368
Adjustments to previously recorded goodwill	(71)	31	36	(4)
Goodwill as of March 31, 2020	$126,506	$147,014	$1,844	$275,364

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

For the three months ended March 31, 2020, adjustments to the previously recorded goodwill are primarily adjustments to accounts receivable based on the final valuations.

The carrying amount and accumulated amortization of each identifiable intangible asset category consisted of the following as of March 31, 2020:

	Customer and referral relationships	Trade names and trademarks	Non- competition agreements	State Licenses	Total
	(Amounts in Thousands)
Intangible assets with indefinite lives	—	—	—	13,306	13,306
Intangible assets subject to amortization:
Gross carrying amount	48,028	31,036	4,655	12,020	95,739
Accumulated amortization	(36,197)	(13,537)	(2,402)	(1,605)	(53,741)
Intangible assets subject to amortization, net	11,831	17,499	2,253	10,415	41,998
Total intangible assets at March 31, 2020	$11,831	$17,499	$2,253	$23,721	$55,304

Amortization expense related to the identifiable intangible assets amounted to $1.8 million and $1.3 million for the three months ended March 31, 2020 and 2019, respectively. The weighted average remaining lives of identifiable intangible assets as of March 31, 2020 is 8.8 years.

7. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consisted of the following:

	March 31, 2020	December 31, 2019
	(Amounts in Thousands)
Workers’ compensation insurance receivable	$2,140	$1,989
Prepaid workers’ compensation and liability insurance	1,324	2,040
Health insurance receivable	126	1,567
Other	2,915	2,397
Total prepaid expenses and other current assets	$6,505	$7,993

Accrued expenses consisted of the following:

	March 31, 2020	December 31, 2019
	(Amounts in Thousands)
Current portion of operating lease liabilities	$7,425	$7,234
Accrued professional fees	3,806	2,517
Accrued health insurance	3,519	4,140
Other	7,366	8,538
Total accrued expenses	$22,116	$22,429

8. Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2020	December 31, 2019
	(Amounts in Thousands)
Revolving loan under the credit facility	$43,458	$43,458
Term loan under the credit facility	18,865	18,865
Financing leases	12	21
Less unamortized issuance costs	(2,267)	(2,452)
Total	$60,068	$59,892
Less current maturities	(956)	(728)
Long-term debt	$59,112	$59,164

Amended and Restated Senior Secured Credit Facility

On October 31, 2018, the Company entered into the Amended and Restated Credit Agreement, dated as of October 31, 2018, with certain lenders and Capital One, National Association, as a lender and as agent for all lenders (as amended by the Amendment (as hereinafter defined), the “Credit Agreement”), which amended and restated the Company’s existing credit agreement. This credit facility totaled $269.6 million, inclusive of a $250.0 million revolving loan and a $19.6 million delayed draw term loan, and is evidenced by the Credit Agreement. This credit facility amended and restated the Company’s existing senior secured credit facility totaling $250.0 million. As used throughout this Quarterly Report on Form 10-Q, “credit facility” shall mean the credit facility evidenced by the Credit Agreement. The maturity of this credit facility is May 8, 2023. Interest on the Company’s credit facility may be payable at (x) the sum of (i) an applicable margin ranging from 0.75% to 1.50% based on the applicable senior net leverage ratio plus (ii) a base rate equal to the greatest of (a) the rate of interest last quoted by The Wall Street Journal as the “prime rate,” (b) the sum of the federal funds rate plus a margin of 0.50% and (c) the sum of the adjusted LIBOR that would be applicable to a loan with an interest period of one month advanced on the applicable day (not to be less than 0.00%) plus a margin of 1.00% or (y) the sum of (i) an applicable margin ranging from 1.75% to 2.50% based on the applicable senior net leverage ratio plus (ii) the offered rate per annum for similar dollar deposits for the applicable interest period that appears on Reuters Screen LIBOR01 Page (not to be less than zero). Swing loans may not be LIBOR loans. The availability of additional draws under this credit facility is conditioned, among other things, upon (after giving effect to such draws) the Total Net Leverage Ratio (as defined in the Credit Agreement) not exceeding 3.75:1.00. In certain circumstances, in connection with a Material Acquisition (as defined in the Credit Agreement), the Company can elect to increase its Total Net Leverage Ratio compliance covenant to 4.25:1.00 for the then current fiscal quarter and the three succeeding fiscal quarters. In connection with this amended and restated credit facility, the Company incurred approximately $0.9 million of debt issuance costs.

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

The Credit Agreement contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The Credit Agreement also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum Interest Coverage Ratio (as defined in the Credit Agreement), a requirement to stay below a maximum Total Net Leverage Ratio (as defined in the Credit Agreement) and a requirement to stay below a maximum permitted amount of capital expenditures, as well as restrictions on guarantees, indebtedness, liens, investments and loans, subject to customary carve outs, a restriction on dividends (provided that Addus HealthCare may make distributions to the Company in an amount that does not exceed $7.5 million in any year absent of an event of default, plus limited exceptions for tax and administrative distributions), a restriction on the ability to consummate acquisitions (without the consent of the lenders) under its credit facility subject to compliance with the Total Net Leverage Ratio (as defined in the Credit Agreement thresholds), restrictions on mergers, dispositions of assets, and affiliate transactions, and restrictions on fundamental changes and lines of business. As of March 31, 2020, the Company was in compliance with all financial covenants under the Credit Agreement. However, the Company was unable to timely file its Annual Report on Form 10-K, which would have included its audited financial statements for the year ended December 31, 2019. The Company is required to deliver annual audited financial statements under the affirmative covenants of its Credit Agreement. The Company obtained consent from the Required Lenders (as defined in the Credit Agreement) to extend the timeline of the audited financials for the year ended December 31, 2019 to not later than October 31, 2020.

During the three months ended March 31, 2020, the Company had no draws under its credit facility.

As of March 31, 2020, the Company had a total of $43.4 million of revolving loans, with an interest rate of 3.33% and $18.9 million of term loans, with an interest rate of 2.74%, outstanding on its credit facility. After giving effect to the amount drawn on its credit facility, approximately $9.6 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA (as defined in the Credit Agreement), the Company had $218.5 million available for borrowing under its credit facility.

As of December 31, 2019, the Company had a total of $43.4 million of revolving loans, with an interest rate of 3.44%, and $18.9 million of term loans, with an interest rate of 3.45%, outstanding on its credit facility. After giving effect to the amount drawn on its credit facility, approximately $10.0 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA (as defined in the Credit Agreement), the Company had $191.4 million available for borrowing under its credit facility.

9. Income Taxes

The effective income tax rate was 14.2% and 15.6% for the three months ended March 31, 2020 and 2019, respectively. The difference between our federal statutory and effective income tax rates was principally due to the inclusion of excess tax benefit and the use of federal employment tax credits, partially offset by state taxes.

The effective tax rates are lower than the federal statutory rate primarily due to the inclusion of a 12.2% and 8.7% excess tax benefit for the three months ended March 31, 2020 and 2019, respectively. The excess tax benefit is a discrete item which requires the Company to recognize the benefit fully in the quarter.

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

Government Actions to Mitigate COVID-19’s Impact

On January 31, 2020, the Department of Health and Human Services (“HHS”) Secretary declared a national public health emergency due to a novel coronavirus. In March 2020, the World Health Organization declared the outbreak of COVID-19, a disease caused by this novel coronavirus, a pandemic. This disease continues to spread throughout the United States and other parts of the world. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic as the situation is rapidly evolving.

In recognition of the significant threat to the liquidity of financial markets posed by the COVID-19 pandemic, the Federal Reserve and Congress have taken dramatic actions to provide liquidity to businesses and the banking system in the United States. For example, on March 27, 2020, the President signed into law the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”), a sweeping stimulus bill intended to bolster the U.S. economy. On April 24, 2020, the Paycheck Protection Program and Health Care Enhancement Act (“PPPHCE Act”) was enacted, an expansion of the CARES Act. Together, the CARES Act and the PPPHCE Act authorize $175 billion in funding to be distributed to health care providers through Relief Fund. This funding is intended to support healthcare providers by reimbursing them for healthcare-related expenses or lost revenues attributable to COVID-19. In addition to relief funding, the CARES Act includes temporary changes to Medicare and Medicaid payment rules, relief from certain accounting provisions and provisions relating to refundable payroll tax credits, deferral of the employer portion of certain payroll taxes, net operating loss carrybacks, and other areas. The payroll tax deferral requires that the deferred payroll taxes be paid over two years, with half of the amount required to be paid by December 31, 2021 and the other half by December 31, 2022.

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

The tables below set forth information about the Company’s reportable segments for the three months ended March 31, 2020 and 2019 along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements. Segment assets are not reviewed by the Company’s chief operating decision maker function and therefore are not disclosed below.

Segment operating income consists of revenue generated by a segment, less the direct costs of service revenues and general and administrative expenses that are incurred directly by the segment. Unallocated general and administrative costs are those costs for functions performed in a centralized manner and therefore not attributable to a particular segment. These costs include accounting, finance, human resources, legal, information technology, corporate office support and facility costs and overall corporate management.

	For the Three Months Ended March 31, 2020
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$160,665	$25,212	$4,339	$190,216
Cost of services revenues	119,027	12,318	3,036	134,381
Gross profit	41,638	12,894	1,303	55,835
General and administrative expenses	15,603	6,457	1,022	23,082
Segment operating income	$26,035	$6,437	$281	$32,753

	For the Three Months Ended March 31, 2019
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$127,894	$7,917	$2,696	$138,507
Cost of services revenues	95,995	3,770	1,915	101,680
Gross profit	31,899	4,147	781	36,827
General and administrative expenses	12,539	1,590	686	14,815
Segment operating income	$19,360	$2,557	$95	$22,012

	For the Three Months Ended March 31,
	2020	2019
	(Amounts in Thousands)
Segment reconciliation:
Total segment operating income	$32,753	$22,012

Items not allocated at segment level:
Other general and administrative expenses	19,205	14,442
Depreciation and amortization	2,887	2,074
Interest income	(334)	(215)
Interest expense	908	618
Income before income taxes	$10,087	$5,093

12. Significant Payors

For the three months ended March 31, 2020 and 2019 the Company’s revenue by payor type was as follows:

	Personal Care
	For the Three Months Ended March 31,
	2020		2019
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
State, local and other governmental programs	$79,346	49.4%	$71,642	56.0%
Managed care organizations	72,110	44.9	47,726	37.3
Private pay	5,270	3.3	4,990	3.9
Commercial insurance	2,576	1.6	1,856	1.5
Other	1,363	0.8	1,680	1.3
Total personal care segment net service revenues	$160,665	100.0%	$127,894	100.0%

	Hospice
	For the Three Months Ended March 31,
	2020		2019
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$23,219	92.1%	$7,390	93.3%
Managed care organizations	1,385	5.5	361	4.6
Other	608	2.4	166	2.1
Total hospice segment net service revenues	$25,212	100.0%	$7,917	100.0%

	Home Health
	For the Three Months Ended March 31,
	2020		2019
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$3,470	80.0%	$2,199	81.6%
Managed care organizations	807	18.6	414	15.4
Other	62	1.4	83	3.0
Total home health segment net service revenues	$4,339	100.0%	$2,696	100.0%

The Company derives a significant amount of its revenue from its operations in Illinois, New York and New Mexico. The percentages of segment revenue for each of these significant states for the three months ended March 31, 2020 and 2019 were as follows:

	Personal Care
	For the Three Months Ended March 31,
	2020		2019
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Illinois	$71,545	44.5%	$56,849	44.4%
New York	31,838	19.8	17,813	13.9
New Mexico	20,694	12.9	17,208	13.5
All other states	36,588	22.8	36,024	28.2
Total personal care segment net service revenues	$160,665	100.0%	$127,894	100.0%

	Hospice
	For the Three Months Ended March 31,
	2020		2019
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
New Mexico	$11,009	43.7%	$7,917	100.0%
All other states	14,203	56.3	—	—
Total hospice segment net service revenues	$25,212	100.0%	$7,917	100.0%

	Home Health
	For the Three Months Ended March 31,
	2020		2019
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
New Mexico	$4,339	100.0%	$2,696	100.0%
Total home health segment net service revenues	$4,339	100.0%	$2,696	100.0%

A substantial portion of the Company’s revenue and accounts receivable are derived from services performed for federal, state and local governmental agencies. We derive a significant amount of our net service revenues in Illinois, which represented 37.7%, and 41.0% of our net service revenues for the three months ended March 31, 2020, and 2019, respectively. The Illinois Department on Aging, the largest payor program for the Company’s Illinois personal care operations, accounted for 23.2% and 29.1% of the Company’s net service revenues for the three months ended March 31, 2020 and 2019, respectively.

The related receivables due from the Illinois Department on Aging represented 18.7% and 25.1% of the Company’s net accounts receivable at March 31, 2020 and December 31, 2019, respectively.

13. Subsequent Events

In April 2020, the Company received grants in an aggregate principal amount of $6.9 million, for which it did not apply, from the Public Health and Social Services Emergency Fund (“Relief Fund”) under Division A, Title I of the CARES Act as part of the automatic general distributions by HHS. The Company returned these funds in June 2020.

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

You should read the following discussion together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements about our business and operations. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words like “believes,” “belief,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “would,” “should” and similar expressions are intended to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the anticipated impact to our business operations with respect to developments related to the COVID-19 pandemic, including, without limitation, those related to the length and severity of the pandemic; its impact on our business operations, reimbursement and our consumer population; measures we are taking to respond to the pandemic; the impact of government regulation and stimulus measures, including the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), Paycheck Protection Program and Health Care Enhancement Act (“PPPHCE Act”) and other enacted legislation; increased expenses related to personal protective equipment, labor, supply chain, or other expenditures; and workforce disruptions and supply shortages and disruptions; uncertainty regarding the implementation of the CARES Act, the PPPHCE Act, and any other future stimulus measures related to COVID-19; changes in operational and reimbursement processes and payment structures at the state or federal levels; changes in Medicaid, Medicare, other government program and managed care organizations policies and payment rates; changes in, or our failure to comply with, existing, federal and state laws or regulations, or our failure to comply with new government laws or regulations on a timely basis; competition in the healthcare industry; the geographical concentration of our operations; changes in the case mix of consumers and payment methodologies; operational changes resulting from the assumption by managed care organizations of responsibility for managing and paying for our services to consumers; the nature and success of future financial and/or delivery system reforms; changes in estimates and judgments associated with critical accounting policies; our ability to maintain or establish new referral sources; our ability to renew significant agreements or groups of agreements; our ability to attract and retain qualified personnel; federal, city and state minimum wage pressure, including any failure of Illinois or any other governmental entity to enact a minimum wage offset and/or the timing of any such enactment; changes in payments and covered services due to the overall economic conditions, including economic and business conditions resulting from the COVID-19 pandemic, and deficit spending by federal and state governments; cost containment initiatives undertaken by state and other third-party payors; our ability to access financing through the capital and credit markets; our ability to meet debt service requirements and comply with covenants in debt agreements; business disruptions due to natural disasters, acts of terrorism, pandemics, riots, civil insurrection or social unrest, looting, protests, strikes or street demonstrations; our ability to integrate and manage our information systems; our expectations regarding the size and growth of the market for our services; the acceptance of privatized social services; our expectations regarding changes in reimbursement rates; eligibility standards and limits on services imposed by state governmental agencies; the potential for litigation; discretionary determinations by government officials; our ability to successfully implement our business model to grow our business; our ability to continue identifying, pursuing, consummating and integrating acquisition opportunities and expand into new geographic markets; the impact of acquisitions and dispositions on our business, including the potential inability to realize the benefits of the acquisition of Hospice Partners; the potential impact of the discontinuation or modification of LIBOR; the effectiveness, quality and cost of our services; our ability to successfully execute our growth strategy; changes in tax rates; the impact of public health emergencies; the impact of inclement weather or natural disasters, including the COVID-19 pandemic; and various other matters, many of which are beyond our control. In addition, the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2019, filed on August 10, 2020 may result in these differences. You should carefully review all of these factors. These forward-looking statements were based on information, plans and estimates at the date of this report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes, except as may be required by law.

Overview

The unaudited condensed consolidated financial statements for the three months ended March 31, 2019 have been revised to correct prior period errors as discussed in Note 3, “Revision of Previously Issued Financial Statements” to the Notes to Consolidated Financial Statements and in Note 2, “Revision of Previously Issued Financial Statements” and Note 17, “Unaudited Summarized Quarterly Financial Information” to our consolidated financial statements included in Part II, Item 8—“Financial Statements and Supplementary Data,” of our Annual Report on Form 10-K for the period ended December 31, 2019, filed on August 10, 2020. Accordingly, this MD&A reflects the impact of those revisions.

We are a home care services provider operating in three segments: personal care, hospice, and home health. Our services are provided in-home under agreements with federal, state and local government agencies, managed care organizations, commercial insurers and private individuals. Our consumers are predominantly “dual eligible,” meaning they are eligible to receive both Medicare and Medicaid benefits. Managed care revenues accounted for 39.1% and 35.0% of our revenue during the three months ended March 31, 2020 and 2019, respectively.

A summary of our financial results for the three months ended March 31, 2020 and 2019 is provided in the table below.

	For the Three Months Ended March 31,
	2020	2019
	(Amounts in Thousands)
Net service revenues	$190,216	$138,507
Net income	$8,658	$4,296

As of March 31, 2020, we provided our services in 26 states through 195 offices. For the three months ended March 31, 2020 and 2019, we served approximately 49,000 and 43,000 discrete individuals, respectively. Our personal care segment also includes staffing services, with clients including assisted living facilities, nursing homes and hospice facilities.

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

For the three months ended March 31, 2020 and June 30, 2020, COVID-19 related costs were approximately $0.3 million and $2.0 million, respectively, which were mostly offset by temporary rate increases from certain payors, in our personal care segment, of $1.7 million during the three months ended June 30, 2020. As of June 30, 2020, $1.6 million of payments received from payors for COVID-19 reimbursements have been recorded as deferred revenue and will be recognized as we incur related expenses on behalf of the payor. Two of our primary markets, New York and Illinois, have been significantly affected by the pandemic, with high numbers of cases reported. However, relevant authorities have universally designated our services as “essential services,” exempting our services and service providers from many of the restrictions described above. In addition, the impact of the restrictions on the Company’s operations for our consumer population has been minimal. For example, in our personal care services segment, we provide non-medical assistance with activities of daily living, primarily to persons who are at increased risk of hospitalization or institutionalization, such as the elderly, chronically ill or disabled. Most of these consumers are largely confined to their homes, and a significant number of our caregivers provide services to only one consumer, often a family member. Because our top priority is to protect our consumers and their families, and our caregivers and their families, we have implemented several new procedures to further reduce the risk of COVID-19 transmission, including a new screening process for both the caregiver and the consumer and the expansion of the use of personal protective equipment from our hospice and home health segments to also include our personal care segment. We are not able to reasonably predict the total amount of costs we will incur related to the COVID-19 pandemic, and such costs could be substantial. According to the Centers for Disease Control and Prevention, older adults and people with certain underlying medical conditions are at a higher risk for serious illness from COVID-19.

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

For the three months ended March 31, 2020 and June 30, 2020, the COVID-19 pandemic had limited impact on our reimbursements. Although we experienced some consumers suspending their personal care services due to health concerns, many of these consumers resumed our services within weeks. This reduction was partially offset by an increase in demand for our services by patients recovering from COVID-19 who have been released from the hospital but are still suffering lingering effects of the virus.

The economic slowdown caused by the COVID-19 pandemic pose significant risks to states’ budgets for the 2021 fiscal year, which began July 1 in most states. Depending on the severity and length of a downturn, sales tax collections and income tax withholdings could continue to be depressed in fiscal 2021 and, potentially, future fiscal years. States could face significant fiscal challenges and may have no choice but to revise their revenue forecasts and adjust their budgets for fiscal 2021 and, potentially, future fiscal years, accordingly. Indeed, Illinois, New York and New Mexico, our top three markets, have revised revenue estimates down for the 2021 fiscal year. In New York, which started its fiscal year April 1, the state comptroller recently estimated that the state would collect at least $10 billion less than originally forecasted, the first year-to-year cut since 2011. The current New York fiscal plan authorizes the state of New York to issue up to $8 billion in short-term bonds to provide funds in case of reduced revenues during the fiscal year, tentatively scheduled for October 2020, December 2020 and March 2021. It also allows two state authorities to provide the state with a $3 billion line of credit in the new fiscal year. Congress could provide additional relief with additional stimulus and relief legislation, including extension of unemployment benefits and relief for states. We cannot determine the impact that COVID-19 may have on states budgets for 2021 or beyond, however, such impacts could have a material adverse effect on our financial condition, results of operations and cash flows.

At March 31, 2020, we had $130.5 million of cash on hand and $218.5 million of available, unused committed capacity under our credit facility. Our credit facility requires us to maintain a total net leverage ratio not exceeding 3.75:1.00. As of March 31, 2020, our total net leverage ratio was zero. Further, we were unable to timely file our Annual Report on Form 10-K, which would have included our audited financial statements for the year ended December 31, 2019. The Company is required to deliver annual audited financial statements under the affirmative covenants of its Credit Agreement. The Company obtained consent from the Required Lenders (as defined in the Credit Agreement) to extend the timeline of the audited financials for the year ended December 31, 2019 to not later than October 31, 2020. Although we believe our liquidity position remains strong, we can provide no assurance that we will remain in compliance with the covenants in our Credit Agreement, and in the future, it may prove necessary to seek an amendment with the bank lending group under our credit facility. The COVID-19 pandemic has resulted in, and may continue to result in, significant disruption of financial and capital markets, and there can be no assurance that we will be able to raise additional funds on terms acceptable to us, if at all.

The impact of the COVID-19 pandemic is fluid and continues to evolve, and, therefore, we cannot currently predict with certainty the extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted. Given the dynamic nature of these circumstances, the related financial effect cannot be reasonably estimated at this time but is not expected to materially adversely impact our business. See “Part I, Item 1A Risk Factors—The COVID-19 pandemic could negatively affect our operations, business and financial condition, and our liquidity could also be negatively impacted, particularly if the U.S. economy remains unstable for a significant amount of time” of our Annual Report on Form 10-K for the period ended December 31, 2019, filed on August 10, 2020.

In recognition of the significant threat to the liquidity of financial markets posed by the COVID-19 pandemic, the Federal Reserve and Congress have taken dramatic actions to provide liquidity to businesses and the banking system in the U.S. For example, on March 27, 2020, the President signed into law the CARES Act, a sweeping stimulus bill intended to bolster the U.S. economy. On April 24, 2020, the Paycheck Protection Program and Health Care Enhancement Act (“PPPHCE Act”) was enacted, an expansion of the CARES Act. Together, the CARES Act and the PPPHCE Act authorize $175 billion in funding to be distributed to health care providers through Relief Fund. This funding is intended to support healthcare providers by reimbursing them for healthcare-related expenses or lost revenues attributable to COVID-19. In addition to relief funding, the CARES Act includes temporary changes to Medicare and Medicaid payment rules and relief from certain accounting provisions. There can be no assurance that these governmental interventions will ultimately be successful or that any future interventions will prove successful, and the financial markets may experience significant contractions in available liquidity. In April 2020, we received grants in an aggregate principal amount of $6.9 million, for which we did not apply, from the Relief Fund as part of the automatic general distributions by HHS. The Company returned these funds in June 2020. While we may receive further financial, tax or other relief and other benefits under and as a result of the CARES Act, the PPPHCE Act and other stimulus measures, it is not possible to estimate at this time the need, availability, extent or impact of any such relief.

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

For the three months ended March 31, 2020 and 2019 our revenue by payor and significant states by segment were as follows:

	Personal Care
	For the Three Months Ended March 31,
	2020		2019
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
State, local and other governmental programs	$79,346	49.4%	$71,642	56.0%
Managed care organizations	72,110	44.9	47,726	37.3
Private pay	5,270	3.3	4,990	3.9
Commercial insurance	2,576	1.6	1,856	1.5
Other	1,363	0.8	1,680	1.3
Total personal care segment net service revenues	$160,665	100.0%	$127,894	100.0%

	Hospice
	For the Three Months Ended March 31,
	2020		2019
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$23,219	92.1%	$7,390	93.3%
Managed care organizations	1,385	5.5	361	4.6
Other	608	2.4	166	2.1
Total hospice segment net service revenues	$25,212	100.0%	$7,917	100.0%
New Mexico	$11,009	43.7%	$7,917	100.0%
All other states	14,203	56.3	—	—
Total hospice segment net service revenues	$25,212	100.0%	$7,917	100.0%

	Home Health
	For the Three Months Ended March 31,
	2020		2019
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$3,470	80.0%	$2,199	81.6%
Managed care organizations	807	18.6	414	15.4
Other	62	1.4	83	3.0
Total Home Health segment net service revenues	$4,339	100.0%	$2,696	100.0%
New Mexico	$4,339	100.0%	$2,696	100.0%
Total Home Health segment net service revenues	$4,339	100.0%	$2,696	100.0%

	Personal Care
	For the Three Months Ended March 31,
	2020		2019
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Illinois	$71,545	44.5%	$56,849	44.4%
New York	31,838	19.8	17,813	13.9
New Mexico	20,694	12.9	17,208	13.5
All other states	36,588	22.8	36,024	28.2
Total personal care segment net service revenues	$160,665	100.0%	$127,894	100.0%

We derive a significant amount of our net service revenues in Illinois, which represented 37.7% and 41.0% of our net service revenues for the three months ended March 31, 2020 and 2019, respectively.

A significant amount of our revenue is derived from one payor client, the Illinois Department on Aging, the largest payor program for our Illinois personal care operations, which accounted for 23.2% and 29.1% of our net service revenues for the three months ended March 31, 2020 and 2019, respectively. The Illinois Department on Aging’s payments for non-Medicaid consumers have been delayed in the past and may continue to be delayed in the future due to budget disputes. The state of Illinois did not adopt comprehensive budgets for fiscal years 2016 or 2017, ended June 30, 2016 and June 30, 2017, respectively. On July 6, 2017, the state of Illinois passed a budget for the state fiscal year 2018, which began on July 1, 2017, authorizing the Illinois Department on Aging to pay for our services rendered to non-Medicaid consumers provided in prior fiscal years. On June 4, 2018, the state of Illinois passed a budget for state fiscal year 2019, which began on July 1, 2018. On June 6, 2019, the state of Illinois passed a budget for state fiscal year 2020, which began on July 1, 2019. In December 2014, the Chicago City Council passed an ordinance that, over a period of years, raised the minimum wage for Chicago workers, resulting in an increase equal to $13 per hour on July 1, 2019, with increases adjusted based on the Consumer Price Index in subsequent years.

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

On November 15, 2019, the State of Illinois received and announced official CMS approval for both rate increases, with the first increase to be effective on December 1, 2019, and the second increase to be effective on January 1, 2020. In addition, the Illinois Department on Aging, in conjunction with Illinois’ Health Care and Family Services, announced that the new rates would become effective retroactive to July 1, 2019 for services covered by managed care organizations. On January 15, 2020, the Department on Aging announced confirmation that a one-time bonus payment would be paid to providers who have provided services to clients not enrolled in a managed care organization, for the time period of July 1, 2019 through November 30, 2019 using an updated hourly rate of $20.28. The bonus payment of $6.8 million was recognized as net service revenues as of December 31, 2019.

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

One of the primary sources of relief for healthcare providers is the CARES Act, which was expanded by the PPPHCE Act. Together, the CARES Act and the PPPHCE Act include $175 billion in funding to be distributed through the Relief Fund to eligible providers, including public entities and Medicare- and/or Medicaid-enrolled providers. Relief Fund payments are intended to compensate healthcare providers for lost revenues and health care related expenses incurred in response to the COVID-19 pandemic and are not required to be repaid, provided that recipients attest to and comply with certain terms and conditions, including limitations on balance billing and not using funds received from the Relief Fund to reimburse expenses or losses that other sources are obligated to reimburse. In addition, the CARES Act expands the Medicare Accelerated and Advance Payment Program to increase cash flow to providers impacted by the COVID-19 pandemic. Hospice and home health providers may request an advance or accelerated payment of up to 100% of the Medicare payment amount for a three-month period (not including Medicare Advantage payments). The Medicare Accelerated and Advanced Payment Program payments are a loan that providers must pay back. CMS must recoup the advance payments beginning 120 days after receipt by the provider by withholding future Medicare payments for claims. However, in April 2020, CMS suspended the Advance Payment Program, which is applicable to Part B providers, and announced it would reevaluate pending and new applications from Part A providers for the Accelerated Payment Program in light of the direct payments made available through the Relief Fund. The CARES Act also includes other provisions offering financial relief, for example temporarily lifting the Medicare sequester from May 1 through December 31, 2020, which would have otherwise reduced payments to Medicare providers by 2% (but also extending sequestration through 2030). The Medicare sequester relief resulted in an increase of $0.3 million and $0.1 million, respectively, to hospice and home health net service revenues for the three months ended June 30, 2020.

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

Interest Expense

Interest expense is reported in the Unaudited Condensed Consolidated Statements of Income when incurred and consists of (i) interest and unused credit line fees on our credit facility and (ii) interest on our financing lease obligations.

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. For the three months ended March 31, 2020 and 2019, the federal statutory rate was 21.0%. The effective income tax rate was 14.2% and 15.6% for the three months ended March 31, 2020 and 2019, respectively. The difference between our federal statutory and effective income tax rates was principally due to the inclusion of excess tax benefit and the use of federal employment tax credits, partially offset by state taxes.

Results of Operations — Consolidated

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

The following table sets forth, for the periods indicated, our unaudited condensed consolidated results of operations.

	For the Three Months Ended March 31,
	2020		2019		Change
		% Of		% Of
		Net Service		Net Service
	Amount	Revenues	Amount	Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Net service revenues	$190,216	100.0%	$138,507	100.0%	$51,709	37.3%
Cost of service revenues	134,381	70.6	101,680	73.4	32,701	32.2
Gross profit	55,835	29.4	36,827	26.6	19,008	51.6
General and administrative expenses	42,287	22.2	29,257	21.1	13,030	44.5
Depreciation and amortization	2,887	1.5	2,074	1.5	813	39.2
Total operating expenses	45,174	23.7	31,331	22.6	13,843	44.2
Operating income	10,661	5.6	5,496	4.0	5,165	94.0
Interest income	(334)	(0.2)	(215)	(0.2)	(119)	55.3
Interest expense	908	0.5	618	0.4	290	46.9
Total interest expense (income), net	574	0.3	403	0.2	171	42.4
Income before income taxes	10,087	5.3	5,093	3.8	4,994	98.1
Income tax expense	1,429	0.8	797	0.6	632	79.3
Net income	$8,658	4.5%	$4,296	3.2%	$4,362	101.5%

Net service revenues increased by 37.3% to $190.2 million for the three months ended March 31, 2020 compared to $138.5 million for the three months ended March 31, 2019. The increase was due to an 11.8% increase in billable hours and a 12.6% increase in revenues per billable hour for the three months ended March 31, 2020 in our personal care segment. In addition, revenue increased by $17.3 million and $1.6 million from our hospice and home health segments, respectively, during the three months ended March 31, 2020, compared to the same period in 2019, partially attributed to the fiscal year 2019 acquisitions of Hospice Partners, Alliance and VIP.

Gross profit, expressed as a percentage of net service revenues, increased to 29.4% for the three months ended March 31, 2020, compared to 26.6% for the same period in 2019. The increase was mainly attributed to the acquisition of the relatively higher margin businesses in 2019.

General and administrative expenses increased to $42.3 million for the three months ended March 31, 2020 as compared to $29.3 million for the three months ended March 31, 2019. The increase in general and administrative expenses was primarily due to acquisitions that resulted in an increase in administrative employee wages, taxes and benefit costs of $8.5 million, an increase in data processing of $0.8 million and an increase in rent expense of $0.6 million. In addition, acquisition related costs and professional fees increased by $1.1 million and $0.5 million, respectively, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. General and administrative expenses, expressed as a percentage of net service revenues increased to 22.2% for the three months ended March 31, 2020, from 21.1% for the three months ended March 31, 2019.

Depreciation and amortization expense increased to $2.9 million from $2.1 million for the three months ended March 31, 2020 and 2019, respectively, primarily due to the increase of intangible assets related to the fiscal year 2019 acquisitions.

Interest Expense

Interest expense increased to $0.9 million from $0.6 million for the three months ended March 31, 2020 as compared to March 31, 2019. The increase in interest expense was primarily due to higher outstanding loan balance under our credit facility for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. The effective income tax rate was 14.2% and 15.6% for the three months ended March 31, 2020 and 2019, respectively. The effective tax rates were lower than the federal statutory rate principally due to the inclusion of a 12.2% and 8.7% excess tax benefit for the three months ended March 31, 2020 and 2019, respectively. The excess tax benefit is a discrete item which requires the Company to recognize the benefit fully in the quarter.

Results of Operations – Segments

The following tables and related analysis summarize our operating results and business metrics by segment:

Personal Care Segment

	For the Three Months Ended March 31,
	2020		2019		Change
Personal Care Segment	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$160,665	100.0%	$127,894	100.0%	$32,771	25.6%
Cost of services revenues	119,027	74.1	95,995	75.1	23,032	24.0
Gross profit	41,638	25.9	31,899	24.9	9,739	30.5
General and administrative expenses	15,603	9.7	12,539	9.8	3,064	24.4
Segment operating income	$26,035	16.2%	$19,360	15.1%	$6,675	34.5%
Business Metrics (Actual Numbers, Except Billable Hours in Thousands)
Location at period end	151		149
Average billable census * (1)	39,170		37,569		1,601	4.3%
Billable hours * (2)	7,674		6,864		810	11.8
Average billable hours per census per month * (2)	64.9		60.4		4.5	7.5
Billable hours per business day * (2)	118,054		107,250		10,804	10.1
Revenues per billable hour * (2)	$20.97		$18.63		$2.34	12.6%
Same store growth revenue % * (3)	14.0		5.6

(1)	Average billable census is the number of unique clients receiving a billable service during the year and is the total census divided by months in operation during the period.
(2)

Billable hours is the total number of hours served to clients during the period. Average billable hours per census per month is billable hours divided by average billable census. Billable hours per day is total billable hours divided by the number of business days in the period. Revenues per billable hour is revenue attributed to billable hours divided by billable hours.

(3)

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

Net service revenues from state, local and other governmental programs accounted for 49.4% and 56.0% of net service revenues for the three months ended March 31, 2020 and 2019, respectively. Managed care organizations accounted for 44.9% and 37.3% of net service revenues for the three months ended March 31, 2020 and 2019, respectively, with commercial insurance, private pay and other payors accounting for the remainder of net service revenues. One payor client, the Illinois Department on Aging, accounted for 23.2% and 29.1% of net service revenues for the three months ended March 31, 2020 and 2019, respectively.

Net service revenues increased by 25.6% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Net service revenues increased primarily as a result of an 11.8% increase in billable hours and a 12.6% increase in revenues per billable hour for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, mainly attributed to rate increases discussed above.

Gross profit, expressed as a percentage of net service revenues, increased to 25.9% for the three months ended March 31, 2020 from 24.9% for the three months ended March 31, 2019. This increase was primarily due to a decrease in direct payroll as a percentage of net service revenues of 1.0% for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

General and administrative expenses increased by approximately $3.1 million for the three months ended March 31, 2020. The increase in general and administrative expenses was primarily due to acquisitions that resulted in a $2.2 million increase in administrative employee wages, taxes and benefit costs and a $0.3 million increase in rent expenses for the three months ended March 31, 2020.

Hospice Segment

	For the Three Months Ended March 31,
	2020		2019		Change
Hospice Segment	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$25,212	100.0%	$7,917	100.0%	$17,295	218.5%
Cost of services revenues	12,318	48.9	3,770	47.6	8,548	226.7
Gross profit	12,894	51.1	4,147	52.4	8,747	210.9
General and administrative expenses	6,457	25.6	1,590	20.1	4,867	306.1
Segment operating income	$6,437	25.5%	$2,557	32.3%	$3,880	151.7%
Business Metrics (Actual Numbers)
Locations at period end	34		13
Admissions * (1)	1,655		511		1,144	223.9%
Average daily census * (2)	1,863		575		1,288	224.0
Average length of stay * (3)	99		115		(16)	(13.9)
Patient days * (4)	169,512		51,724		117,788	227.7
Revenue per patient day * (5)	$150.49		$153.07		$(2.58)	(1.7)%

(1)	Represents referral process and new patients on service during the period.
(2)	Average daily census is total patient days divided by the number of days in the period.
(3)	Average length of stay is the average number of days a patient is on service, calculated upon discharge, and is total patient days divided by total discharges in the period.
(4)	Patient days is days of service for all patients in the period.

(5)	Revenue per patient day is hospice revenue divided by the number of patient days in the period.
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

Hospice generates net service revenues by providing care to patients with a life expectancy of six months or less, and their families. Net service revenues from Medicare accounted for 92.1% and managed care organizations accounted for 5.5% for the three months ended March 31, 2020, respectively.

Net service revenues increased by $17.3 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. For the three months ended March 31, 2020, net service revenues increased primarily due to an increase in average daily census partially attributed to the acquisitions of Alliance on August 1, 2019 and Hospice Partners on October 1, 2019.

Gross profit, expressed as a percentage of net service revenues was 51.1% and 52.4% for the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020, the decrease as a percentage of net service revenues was mainly attributed to an increase of direct employee wages, taxes and benefit costs of 1.8% and direct service supply costs of 1.2% partially offset by a decrease of pharmacy costs of 0.7% and medical equipment of 0.6%.

The hospice segment’s general and administrative expenses primarily consist of administrative employee wages, taxes and benefit costs, rent, information technology and office expenses. General and administrative expenses, expressed as a percentage of net service revenues was 25.6% and 20.1% for the three months ended March 31, 2020 and 2019, respectively. The increase in general and administrative expenses was primarily due to acquisitions that resulted in a $3.9 million increase in administrative employee wages, taxes and benefit costs and a $0.3 million increase in rent expenses for the three months ended March 31, 2020. The hospice segment’s operating income was $6.4 million and $2.6 million for the three months ended March 31, 2020 and 2019, respectively.

Home Health Segment

	For the Three Months Ended March 31,
	2020		2019		Change
Home Health Segment	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$4,339	100.0%	$2,696	100.0%	$1,643	60.9%
Cost of services revenues	3,036	70.0	1,915	71.0	1,121	58.5
Gross profit	1,303	30.0	781	29.0	522	66.8
General and administrative expenses	1,022	23.6	686	25.4	336	49.0
Segment operating income	$281	6.4%	$95	3.6%	$186	195.8%
Business Metrics (Actual Numbers)
Locations at period end	10		10
New admissions * (1)	1,022		715		307	42.9%
Recertifications * (2)	710		519		191	36.8
Total volume * (3)	1,732		1,234		498	40.4
Visits * (4)	33,710		19,554		14,156	72.4%

(1)	Represents new patients during the period.
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

Home health generates net service revenues by providing home health services on a short-term, intermittent or episodic basis to individuals, generally to treat an illness or injury. Net service revenues from Medicare accounted for 80.0% and managed care organizations accounted for 18.6% for the three months ended March 31, 2020, respectively.

Net service revenues increased by $1.6 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. For the three months ended March 31, 2020, net service revenues increased primarily due to an increase in total visits partially related to the acquisition of Alliance on August 1, 2019.

Gross profit, expressed as a percentage of net service revenues was 30.0% and 29.0% for the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020, the increase was due to a decrease of direct employee wages, taxes and benefit costs of 0.7% as a percentage of net service revenues compared to the three months ended March 31, 2019.

The home health segment’s general and administrative expenses consist of administrative employee wages, taxes and benefit costs, rent, information technology and office expenses. General and administrative expenses, expressed as a percentage of net service revenues was 23.6% and 25.4%, respectively, for the three months ended March 31, 2020 and 2019, respectively. The increase in general and administrative expenses was primarily due to acquisitions that resulted in a $0.3 million increase in administrative employee wages, taxes and benefit costs for the three months ended March 31, 2020. The home health segment’s operating income was $0.3 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand and cash from operations. At March 31, 2020 and December 31, 2019, we had cash balances of $130.5 million and $111.7 million, respectively.

During the three months ended March 31, 2020, we did not draw on the term loan. As of March 31, 2020, we had a total of $43.4 million in revolving loans, with an interest rate of 3.33% and $18.9 million of term loans, with an interest rate of 2.74%, outstanding on our credit facility. After giving effect to the amount drawn on our credit facility, approximately $9.6 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA, we had $218.5 million available for borrowing under our revolving credit loan facility.

At December 31, 2019, we had a total of $43.4 million revolving credit loans, with an interest rate of 3.44%, and $18.9 million term loans, with an interest rate of 3.45%, outstanding on our credit facility. After giving effect to the amount drawn on our credit facility, approximately $10.0 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA, we had $191.4 million available for borrowing under our revolving credit loan facility.

Cash flows from operating activities represent the inflow of cash from our payor clients and the outflow of cash for payroll and payroll taxes, operating expenses, interest and taxes. Due to its revenue deficiencies as well as budget and financing issues, from time to time the state of Illinois has reimbursed us on a delayed basis with respect to our various agreements including with our largest payor, the Illinois Department on Aging. The open receivable balance from the Illinois Department on Aging decreased by $11.1 million from $37.6 million as of December 31, 2019 to $26.5 million as of March 31, 2020.

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

Addus HealthCare is the borrower, and its parent, Holdings, and substantially all of Holdings’ subsidiaries are guarantors under this amended and restated credit facility, and it is secured by a first priority security interest in all of our and the other credit parties’ current and future tangible and intangible assets, including the shares of stock of the borrower and subsidiaries. The Credit Agreement contains affirmative and negative covenants customary for credit facilities of this type, including the timely delivery of audited financial statements, limitations on us with respect to liens, indebtedness, guaranties, investments, distributions, mergers and acquisitions and dispositions of assets.

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

At March 31, 2020, we were in compliance with our financial covenants under the Credit Agreement. However, we were unable to timely file our Annual Report on Form 10-K, which would have included our audited financial statements for the year ended December 31, 2019. The Company is required to deliver annual audited financial statements under the affirmative covenants of its Credit Agreement. The Company obtained consent from the Required Lenders (as defined in the Credit Agreement) to extend the timeline of the audited financials for the year ended December 31, 2019 to not later than October 31, 2020.

Cash Flows

The following table summarizes changes in our cash flows for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
	2020	2019
	(Amounts in Thousands)
Net cash provided by (used in) operating activities	$20,442	$(3,197)
Net cash used in investing activities	(2,834)	(1,006)
Net cash provided by (used in) financing activities	1,141	(33)

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Net cash provided by operating activities was $20.4 million for the three months ended March 31, 2020, compared to net cash used by operating activities of $3.2 million for the same period in 2019. The increase in cash provided by operations was primarily due to decreases in accounts receivable for the states of Illinois and New York.

Net cash used in investing activities was $2.8 million for the three months ended March 31, 2020 compared to cash used in investing activities of $1.0 million for the three months ended March 31, 2019. Our investing activities for the three months ended March 31, 2020 consisted of $2.7 million in purchases of property and equipment primarily related to our ongoing investments in our technology infrastructure. Our investing activities for the three months ended March 31, 2019 consisted of $1.0 million in purchases of property and equipment primarily related to technology infrastructure.

Net cash provided by financing activities related to cash received from the exercise of stock options of $1.1 for the three months ended March 31, 2020.

Outstanding Accounts Receivable

Gross accounts receivable as of March 31, 2020 and December 31, 2019 were approximately $141.9 million and $150.6 million, respectively. Outstanding accounts receivable, net of allowance, decreased by $8.6 million as of March 31, 2020 as compared to December 31, 2019. Accounts receivable for the Illinois Department on Aging decreased approximately $11.1 million during the quarter ended March 31, 2020. Our collection procedures include review of account aging and direct contact with our payors. We have historically not used collection agencies. An uncollectible amount is written off to the allowance account after reasonable collection efforts have been exhausted. We received a bonus payment of $6.8 million in May of 2020.

We calculate our days sales outstanding (“DSO”) by taking the trade accounts receivable outstanding, net of allowance for doubtful accounts, divided by the net service revenues for the last quarter, multiplied by the number of days in that quarter. Our DSOs were 68 days and 72 days at March 31, 2020 and December 31, 2019, respectively. The DSOs for our largest payor, the Illinois Department on Aging, at March 31, 2020 and December 31, 2019 were 57 days and 78 days, respectively. We may not receive payments on a consistent basis in the near term and our DSOs and the DSO for the Illinois Department on Aging may increase despite the state of Illinois’s enactment of state budgets for fiscal years 2020 and 2021.

The economic slowdown caused by the COVID-19 pandemic poses significant risks to states’ budgets for the 2021 fiscal year, which began July 1 in most states. Depending on the severity and length of a downturn, sales tax collections and income tax withholdings could continue to be depressed in fiscal 2021 and, potentially, future fiscal years. States could face significant fiscal challenges and may have no choice but to revise their revenue forecasts and adjust their budgets for fiscal 2021 and, potentially, future fiscal years, accordingly. In New York, which started its fiscal year April 1, the state comptroller recently estimated that the state would collect at least $10 billion less than originally forecasted, the first year-to-year cut since 2011. The current New York fiscal plan authorizes the state to issue up to $8 billion in short-term bonds to provide funds in case of reduced revenues during the fiscal year, tentatively scheduled for October 2020, December 2020 and March 2021. It also allows two state authorities to provide the state with a $3 billion line of credit in the new fiscal year. As the state continues to deal with lower levels of funding due to the COVID-19 pandemic, the state implemented a 1% reduction to all Medicaid providers effective January 1, 2020. The recently passed budget included an additional 0.5% reduction to the Medicaid rate which also allows the governor to make any additional changes needed as the budget year progresses.

Congress could provide additional relief with additional stimulus and relief legislation, including extension of unemployment benefits and relief for states. We cannot determine the impact that COVID-19 may have on states budgets for 2021 or beyond, however, such impacts could have a material adverse effect on our financial condition, results of operations and cash flows.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates previously disclosed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” set forth in Part II, Item 7 of our Annual Report on Form 10-K for the period ended December 31, 2019, filed on August 10, 2020.

Recently Issued Accounting Pronouncements

Refer to Note 2 to the Notes to Consolidated Financial Statements for further discussion.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. As of March 31, 2020, we had outstanding borrowings of approximately $62.3 million on our credit facility, all of such borrowings were subject to variable interest rates. If the variable rates on this debt were 100 basis points higher than the rate applicable to the borrowing during the three months period ended March 31, 2020, our net income would have decreased by $0.1 million, or $0.01 per diluted share. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2020 due to the material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Changes in Internal Controls Over Financial Reporting

We continue to integrate application changes and acquisitions processes into our established internal control environment to effectively manage our risk and financial reporting efforts.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Legal Proceedings

From time to time, we are subject to legal and/or administrative proceedings incidental to our business. It is the opinion of management that the outcome of pending legal and/or administrative proceedings will not have a material effect on our financial position and results of operations.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors discussed under the caption “Risk Factors” set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in our Annual Report on Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

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

ADDUS HOMECARE CORPORATION

Date: August 10, 2020	By:	/s/ R. DIRK ALLISON

R. Dirk Allison President and Chief Executive Officer (As Principal Executive Officer)

Date: August 10, 2020	By:	/s/ BRIAN POFF

Brian Poff Chief Financial Officer (As Principal Financial Officer)