Form 10-Q
period 2020-06-30
Addus HomeCare Corp
filed 2020-08-10
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2020 and December 31, 2019

(Amounts and Shares in Thousands, Except Per Share Data)

(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets
Cash	$158,549	$111,714
Accounts receivable, net	126,389	149,680
Prepaid expenses and other current assets	11,398	7,993
Total current assets	296,336	269,387
Property and equipment, net of accumulated depreciation and amortization	14,707	12,156
Other assets
Goodwill	275,433	275,368
Intangibles, net of accumulated amortization	53,073	57,079
Deferred tax assets, net	1,547	1,647
Operating lease assets, net	19,825	21,111
Total other assets	349,878	355,205
Total assets	$660,921	$636,748
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$17,201	$19,641
Accrued payroll	28,787	30,587
Accrued expenses	32,674	22,429
Accrued workers’ compensation insurance	14,075	14,143
Current portion of long-term debt	948	728
Total current liabilities	93,685	87,528
Long-term liabilities
Long-term debt, less current portion, net of debt issuance costs	59,048	59,164
Long-term operating lease liabilities	12,672	14,301
Other long-term liabilities	655	163
Total long-term liabilities	72,375	73,628
Total liabilities	$166,060	$161,156
Stockholders’ equity
Common stock—$.001 par value; 40,000 authorized and 15,665 and 15,617 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	$16	$15
Additional paid-in capital	363,248	359,545
Retained earnings	131,597	116,032
Total stockholders’ equity	494,861	475,592
Total liabilities and stockholders’ equity	$660,921	$636,748

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months Ended June 30, 2020 and 2019

(Amounts and Shares in Thousands, Except Per Share Data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net service revenues	$184,576	$148,915	$374,792	$287,422
Cost of service revenues	129,579	109,222	263,960	210,902
Gross profit	54,997	39,693	110,832	76,520
General and administrative expenses	42,450	29,767	84,737	59,024
Depreciation and amortization	2,940	2,535	5,827	4,609
Total operating expenses	45,390	32,302	90,564	63,633
Operating income	9,607	7,391	20,268	12,887
Interest income	(155)	(95)	(489)	(310)
Interest expense	721	680	1,629	1,298
Total interest expense, net	566	585	1,140	988
Income before income taxes	9,041	6,806	19,128	11,899
Income tax expense	2,134	1,514	3,563	2,311
Net income	$6,907	$5,292	$15,565	$9,588
Net income per common share
Basic income per share	$0.44	$0.41	$1.00	$0.74
Diluted income per share	$0.43	$0.39	$0.98	$0.71
Weighted average number of common shares and potential common shares outstanding:
Basic	15,582	13,044	15,551	13,019
Diluted	15,916	13,433	15,917	13,413

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2020 and 2019

(Amounts and Shares in Thousands)

(Unaudited)

	For the Three Months Ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at April 1, 2020	15,660	$16	$362,102	$124,690	$486,808
Forfeiture of shares of common stock under restricted stock award agreements	(1)	—	—	—	—
Stock-based compensation	—	—	1,118	—	1,118
Shares issued for exercise of stock options	6	—	28	—	28
Net income	—	—	—	6,907	6,907
Balance at June 30, 2020	15,665	$16	$363,248	$131,597	$494,861
	For the Six Months Ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance at January 1, 2020	15,617	$15	$359,545	$116,032	$475,592
Forfeiture of shares of common stock under restricted stock award agreements	(6)	—	—	—	—
Stock-based compensation	—	—	2,525	—	2,525
Shares issued for exercise of stock options	54	1	1,178		1,179
Net income	—	—	—	15,565	15,565
Balance at June 30, 2020	15,665	$16	$363,248	$131,597	$494,861
	For the Three Months Ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance at April 1, 2019	13,178	$13	$178,916	$95,091	$274,020
Issuance of shares of common stock under restricted stock award agreements	11	—	—	—	—
Stock-based compensation	—	—	1,482	—	1,482
Shares issued for exercise of stock options	30	—	713	—	713
Net income	—	—	—	5,292	5,292
Balance at June 30, 2019	13,219	$13	$181,111	$100,383	$281,507
	For the Six Months Ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance at January 1, 2019	13,126	$13	$177,683	$90,795	$268,491
Issuance of shares of common stock under restricted stock award agreements	63	—	—	—	—
Stock-based compensation	—	—	2,715	—	2,715
Shares issued for exercise of stock options	30	—	713	—	713
Net income	—	—	—	9,588	9,588
Balance at June 30, 2019	13,219	$13	$181,111	$100,383	$281,507

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2020 and 2019

(Amounts in Thousands)

(Unaudited)

	For the Six Months
	Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$15,565	$9,588
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of acquisitions:
Depreciation and amortization	5,827	4,609
Deferred income taxes	100	(154)
Stock-based compensation	2,525	2,715
Amortization of debt issuance costs under the credit facility	370	347
Provision for doubtful accounts	436	106
Loss (gain) of disposal of assets	352	(51)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	23,342	(17,360)
Prepaid expenses and other current assets	(3,608)	328
Accounts payable	(2,700)	641
Accrued expenses and other long-term liabilities	8,678	(4,847)
Net cash provided by (used in) operating activities	50,887	(4,078)
Cash flows from investing activities:
Purchases of property and equipment	(4,842)	(1,996)
Acquisitions of businesses, net of cash acquired	(295)	(29,808)
Proceeds from disposal of assets	172	—
Net cash used in investing activities	(4,965)	(31,804)
Cash flows from financing activities:
Borrowings on term loan — credit facility	—	19,600
Payments on term loan — credit facility	(245)	—
Payments on financing lease obligations	(21)	(45)
Cash received from exercise of stock options	1,179	713
Net cash provided by financing activities	913	20,268
Net change in cash	46,835	(15,614)
Cash, at beginning of period	111,714	70,406
Cash, at end of period	$158,549	$54,792
Supplemental disclosures of cash flow information:
Cash paid for interest	$992	$904
Cash paid for income taxes	6,414	3,474
Supplemental disclosures of non-cash investing and financing activities:
Leasehold improvements acquired through tenant allowances	$—	$682

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

As of June 30, 2020 and 2019, dilutive stock options outstanding were approximately 579,000 and 695,000, respectively, and dilutive restricted stock awards outstanding were approximately 72,000 and 154,000, respectively.

Included in the Company’s calculation of diluted earnings per share for the three and six months ended June 30, 2020, dilutive stock options outstanding were approximately 296,000 and 304,000, respectively. In addition, dilutive restricted stock awards outstanding were approximately 37,000 and 63,000 for the three and six months ended June 30, 2020, respectively.

Included in the Company’s calculation of diluted earnings per share for the three and six months ended June 30, 2019, were approximately 327,000 and 316,000 dilutive stock options outstanding , respectively. In addition, dilutive restricted stock awards outstanding were approximately 62,000 and 78,000 for the three and six months ended June 30, 2019, respectively.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. Under the new standard, entities holding financial assets and net investment in leases that are not accounted for at fair value through net income are to be presented at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. We have reviewed our provision for doubtful accounts process as required by ASU 2016-13. Management estimates allowances on accounts receivable based upon historical experience and other factors, including an aging of accounts receivable, evaluation of expected adjustments, past adjustments and collection experience in relation to amounts billed, current contract and reimbursement terms, shifts in payors and other current relevant information. The Company recorded a provision for doubtful accounts of $0.2 million and $0.4 million for the three and six months ended June 30, 2020, respectively. Allowance for doubtful accounts was $0.9 million and $1.0 million as of June 30, 2020 and December 31, 2019, respectively. Adoption of the new standard did not have a significant impact on our results of operations or liquidity.

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

The Consolidated Statements of Income has been revised to reflect the correction for the three and six months ended June 30, 2019 as follows (amounts in thousands, except per share data):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2019			2019
	As			As
	Previously		As	Previously		As
	Reported	Revision	Revised	Reported	Revision	Revised
Net service revenues	$149,692	$(777)	$148,915	$288,946	$(1,524)	$287,422
Gross profit	40,470	(777)	39,693	78,044	(1,524)	76,520
General and administrative expenses	30,222	(455)	29,767	59,479	(455)	59,024
Total operating expenses	32,757	(455)	32,302	64,088	(455)	63,633
Operating income	7,713	(322)	7,391	13,956	(1,069)	12,887
Income before income taxes	7,128	(322)	6,806	12,968	(1,069)	11,899
Income tax expense	1,610	(96)	1,514	2,588	(277)	2,311
Net income	$5,518	$(226)	$5,292	$10,380	$(792)	$9,588
Basic income per share	$0.42	$(0.01)	$0.41	$0.80	$(0.06)	$0.74
Diluted income per share	$0.41	$(0.02)	$0.39	$0.77	$(0.06)	$0.71

The cumulative effect of the adjustments on all prior periods decreased retained earnings as of January 1, 2019, April 1, 2019 and June 30, 2019 as reflected below (amounts in thousands):

	Common Stock		Additional Paid in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2019	13,126	$13	$177,683	$97,837	$275,533
Revision		—	—	(7,042)	(7,042)
Balance at January 1, 2019, as revised	13,126	$13	$177,683	$90,795	$268,491

Balance at April 1, 2019	13,178	$13	$178,916	$102,699	$281,628
Revision		—	—	(7,608)	(7,608)
Balance at April 1, 2019, as revised	13,178	$13	$178,916	$95,091	$274,020

Balance at June 30, 2019	13,219	$13	$181,111	$108,217	$289,341
Revision		—	—	(7,834)	(7,834)
Balance at June 30, 2019, as revised	13,219	$13	$181,111	$100,383	$281,507

Additionally, the Consolidated Statement of Cash Flows has been revised to reflect the correction for the six months ended June 30, 2019 as follows (amounts in thousands):

	For the Six Months Ended June 30,
	2019
	As
	Previously		As
	Reported	Revision	Revised
Net income	$10,380	$(792)	$9,588
Deferred income taxes	123	(277)	(154)
Accounts receivable	(18,884)	1,524	(17,360)
Net cash provided by operating activities	$(4,078)	$—	$(4,078)

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

Amounts reported in the Company’s Unaudited Condensed Consolidated Balance Sheets as of June 30, 2020 and Audited Consolidated Balance Sheets as of December 31, 2019 for our operating leases were as follows:

	June 30, 2020	December 31, 2019
	(Amounts in Thousands)
Operating lease assets, net	$19,825	$21,111

Short-term operating lease liabilities (in accrued expenses)	7,402	7,234
Long-term operating lease liabilities	12,672	14,301
Total operating lease liabilities	$20,074	$21,535

Lease Costs

Components of lease cost were reported in general and administrative expenses in the Company’s Unaudited Condensed Consolidated Statements of Income as follows:

	For the Three Months Ended June 30, (Amounts in Thousands)		For the Six Months Ended June 30, (Amounts in Thousands)
	2020	2019	2020	2019
Operating lease costs	$2,120	$1,558	$4,238	$3,204
Short-term lease costs	161	96	428	160
Total lease cost	$2,281	$1,654	$4,666	$3,364

Lease Term and Discount Rate

Weighted average remaining lease terms and discount rates were as follows:

	June 30, 2020	December 31, 2019
Operating leases:
Weighted average remaining lease term	3.20	3.42
Weighted average discount rate	4.98%	5.14%

Maturity of Lease Liabilities

A summary of our remaining operating lease payments as of June 30, 2020 were as follows:

Operating Leases
(Amounts in Thousands)
Due in the 12-month period ended June 30,
2021	$8,034
2022	6,462
2023	3,795
2024	2,140
2025	1,259
Thereafter	104
Total future minimum rental commitments	21,794
Less: Imputed interest	(1,720)
Total lease liabilities	$20,074

Supplemental cash flows information

	For the Six Months Ended June 30, (Amounts in Thousands)
	2020	2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,321	$3,465

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	2,441	3,743

Financing Leases

Some of our financing leases include provisions to purchase the asset at the conclusion of the lease. Financing leases were not material as of June 30, 2020 and December 31, 2019.

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

Hospice Partners

On October 1, 2019, the Company completed the acquisition of the assets of Hospice Partners of America, LLC (“Hospice Partners”). The purchase price was approximately $135.6 million. The purchase of Hospice Partners was funded through a portion of the net proceeds of our public offering of an aggregate 2,300,000 shares of common stock, par value $0.001 per share, including 300,000 shares of common stock sold pursuant to the exercise in full by the underwriters of their option to purchase additional shares at a public offering price of $79.50 per share, which the Company completed on September 9, 2019 (the “Public Offering”). With the purchase of Hospice Partners, we expanded our hospice operations through 21 locations in Idaho, Kansas, Missouri, Oregon, Texas and Virginia. The related integration costs were $0.7 million and $1.4 million for the three and six months ended June 30, 2020, respectively. These costs were included in general and administrative expenses on the Unaudited Condensed Consolidated Statements of Income and were expensed as incurred.

Based upon management’s valuations, which are preliminary and subject to completion of working capital adjustments, the fair values of the assets and liabilities are as follows:

Total (Amounts in Thousands)
Goodwill	$111,897
Identifiable intangible assets	18,090
Cash	5,473
Property and equipment	164
Accounts receivable	7,185
Operating lease assets, net	2,425
Other assets	702
Accounts payable	(1,764)
Accrued expenses	(4,339)
Accrued payroll	(1,110)
Deferred tax liability	(1,540)
Long-term operating lease liabilities	(1,615)
Total purchase price	$135,568

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

The Hospice Partners acquisition accounted for $13.1 million and $27.3 million of net service revenues and $2.9 million and $6.0 million of operating income for the three and six months ended June 30, 2020, respectively.

Alliance Home Health Care

On August 1, 2019, the Company completed the acquisition of all of the assets of Alliance Home Health Care (“Alliance”). The purchase price was approximately $23.5 million. The purchase of Alliance was funded through the Company’s revolving credit facility and available cash. With the purchase of Alliance, the Company expanded its personal care, home health and hospice operations in the state of New Mexico. The related integration costs were $0.1 million and $0.2 million for the three and six months ended June 30, 2020, respectively. These costs were included in general and administrative expenses on the Unaudited Condensed Consolidated Statements of Income and were expensed as incurred.

Based upon management’s final valuations, the fair values of the assets and liabilities are as follows:

Total (Amounts in Thousands)
Goodwill	$16,972
Identifiable intangible assets	5,422
Cash	177
Accounts receivable	1,693
Accounts payable	(316)
Other liabilities	(490)
Total purchase price	$23,458

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

The Alliance acquisition accounted for $4.0 million and $8.7 million of net service revenues and $0.9 million and $1.9 million of operating income for the three and six months ended June 30, 2020, respectively.

VIP Health Care Services

On June 1, 2019, the Company completed the acquisition of all of the assets of VIP Health Care Services (“VIP”). The purchase price was approximately $29.9 million. The purchase of VIP was funded through a combination of the Company’s delayed draw term loan portion of its credit facility and available cash. With the purchase of VIP, the Company expanded its personal care operations in the state of New York and into the New York City metropolitan area. The related acquisition costs were $0.2 million for the three and six months ended June 30, 2019. The related integration costs were $0.1 million for the three and six months ended June 30, 2020 and 2019, respectively. These costs were included in general and administrative expenses on the Unaudited Condensed Consolidated Statements of Income and were expensed as incurred.

Based upon management’s valuations, the fair values of the assets and liabilities are as follows:

Total (Amounts in Thousands)
Goodwill	$11,936
Identifiable intangible assets	15,370
Cash	130
Accounts receivable	4,730
Operating lease assets, net	2,278
Other assets	30
Property and equipment	27
Accounts payable	(540)
Accrued expenses	(770)
Accrued payroll	(1,742)
Long-term operating lease liabilities	(1,531)
Total purchase price	$29,918

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

The VIP acquisition accounted for $9.3 million and $4.4 million of net service revenues for the three months ended June 30, 2020 and 2019, respectively, and $20.8 million and $4.4 million for the six months ended June 30, 2020 and 2019, respectively, and $0.7 million of operating loss and $0.3 million of operating income for the three and six months ended June 30, 2020 and 2019, respectively.

For the three and six months ended June 30, 2019, the following table contains unaudited pro forma condensed consolidated income statement information of the Company as if each of the acquisitions of Hospice Partners, Alliance and VIP closed on January 1, 2019.

	For the Three Months Ended June 30, (Amounts in Thousands)	For the Six Months Ended June 30, (Amounts in Thousands)
	2019	2019
Net service revenues	$177,488	$348,976
Operating income	10,038	18,407
Net income	7,378	13,999
Net income per common share
Basic income per share	$0.57	$1.08

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

6. Goodwill and Intangible Assets

A summary of the goodwill activity for the six months ended June 30, 2020 is provided below:

	Goodwill
	Personal Care	Hospice	Home Health	Total
	(Amounts in Thousands)
Goodwill as of December 31, 2019	$126,577	$146,983	$1,808	$275,368
Divestiture	—	(1,167)	—	(1,167)
Adjustments to previously recorded goodwill	1,438	(243)	37	1,232
Goodwill as of June 30, 2020	$128,015	$145,573	$1,845	$275,433

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

For the three and six months ended June 30, 2020, adjustments to the previously recorded goodwill are primarily adjustments to accounts receivable based on the final valuations. During the three months ended June 30, 2020, the Company divested certain branches and their related net assets including $1.2 million of related goodwill. The Company recognized a $0.4 million loss on the disposition, reflected as a reduction in general and administrative expense for the three and six months ended June 30, 2020.

The carrying amount and accumulated amortization of each identifiable intangible asset category consisted of the following as of June 30, 2020:

	Customer and referral relationships	Trade names and trademarks	Non- competition agreements	State Licenses	Total
	(Amounts in Thousands)
Intangible assets with indefinite lives	—	—	—	13,296	13,296
Intangible assets subject to amortization:
Gross carrying amount	48,028	30,566	4,655	12,020	95,269
Accumulated amortization	(36,730)	(14,109)	(2,570)	(2,083)	(55,492)
Intangible assets subject to amortization, net	11,298	16,457	2,085	9,937	39,777
Total intangible assets at June 30, 2020	$11,298	$16,457	$2,085	$23,233	$53,073

Amortization expense related to the identifiable intangible assets amounted to $1.8 million and $3.5 million for the three and six months ended June 30, 2020, respectively, and $1.4 million and $2.7 million for the three and six months ended June 30, 2019, respectively. The weighted average remaining lives of identifiable intangible assets as of June 30, 2020 is 8.6 years.

7. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consisted of the following:

	June 30, 2020	December 31, 2019
	(Amounts in Thousands)
Income tax receivable	$2,764	$—
Prepaid workers’ compensation and liability insurance	2,042	2,040
Workers’ compensation insurance receivable	1,890	1,989
Health insurance receivable	1,049	1,567
Other	3,653	2,397
Total prepaid expenses and other current assets	$11,398	$7,993

Accrued expenses consisted of the following:

	June 30, 2020	December 31, 2019
	(Amounts in Thousands)
Accrued payroll taxes (1)	$8,345	$1,843
Current portion of operating lease liabilities	7,402	7,234
Accrued health insurance	5,007	4,140
Accrued professional fees	3,773	2,517
Other	8,147	6,695
Total accrued expenses	$32,674	$22,429

(1)

The Company deferred $7.1 million of payroll taxes in connection to a provision included in the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), see Note 10 to the Notes to Consolidated Financial Statements for additional information.

8. Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2020	December 31, 2019
	(Amounts in Thousands)
Revolving loan under the credit facility	$43,458	$43,458
Term loan under the credit facility	18,620	18,865
Financing leases	1	21
Less unamortized issuance costs	(2,083)	(2,452)
Total	$59,996	$59,892
Less current maturities	(948)	(728)
Long-term debt	$59,048	$59,164

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

The Credit Agreement contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The Credit Agreement also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum Interest Coverage Ratio (as defined in the Credit Agreement), a requirement to stay below a maximum Total Net Leverage Ratio (as defined in the Credit Agreement) and a requirement to stay below a maximum permitted amount of capital expenditures, as well as restrictions on guarantees, indebtedness, liens, investments and loans, subject to customary carve outs, a restriction on dividends (provided that Addus HealthCare may make distributions to the Company in an amount that does not exceed $7.5 million in any year absent of an event of default, plus limited exceptions for tax and administrative distributions), a restriction on the ability to consummate acquisitions (without the consent of the lenders) under its credit facility subject to compliance with the Total Net Leverage Ratio (as defined in the Credit Agreement thresholds), restrictions on mergers, dispositions of assets, and affiliate transactions, and restrictions on fundamental changes and lines of business. As of June 30, 2020, the Company was in compliance with all financial covenants under the Credit Agreement. However, the Company was unable to timely file its Annual Report on Form 10-K, which would have included its audited financial statements for the year ended December 31, 2019. The Company is required to deliver annual audited financial statements under the affirmative covenants of its Credit Agreement. The Company obtained consent from the Required Lenders (as defined in the Credit Agreement) to extend the timeline of the audited financials for the year ended December 31, 2019 to not later than October 31, 2020.

During the six months ended June 30, 2020, the Company had no draws under its credit facility.

As of June 30, 2020, the Company had a total of $43.5 million of revolving loans, with an interest rate of 1.92% and $18.6 million of term loans, with an interest rate of 1.93%, outstanding on its credit facility. After giving effect to the amount drawn on its credit facility, approximately $9.6 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA (as defined in the Credit Agreement), the Company had $223.5 million available for borrowing under its credit facility.

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

9. Income Taxes

The effective income tax rates are 23.6% and 22.2% for the three months ended June 30, 2020 and 2019, respectively. For the three months ended June 30, 2020 and 2019, the difference between our federal statutory and effective income tax rates was principally due to the inclusion of state taxes and non-deductible compensation, partially offset by an excess tax benefit and the use of federal employment tax credits.

The effective income tax rates are 18.6% and 19.4% for the six months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, the difference between our federal statutory and effective income tax rates was principally due to the inclusion of an excess tax benefit and the use of federal employment tax credits partially offset by state taxes and non-deductible compensation. The effective tax rates are lower than the federal statutory rate primarily due to the inclusion of a 7.5% and 6.5% excess tax benefit for the six months ended June 30, 2020 and 2019, respectively. The excess tax benefit is a discrete item which requires the Company to recognize the benefit fully in the period. An excess tax benefit results if the Company’s income tax deduction exceeds the cumulative costs of the award recognized on the Unaudited Condensed Consolidated Statements of Income.

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

In April 2020, the Company received grants in an aggregate principal amount of $6.9 million, for which it did not apply, from the Relief Fund as part of the automatic general distributions by HHS. The Company returned these funds in June 2020. The CARES Act includes provisions relating to refundable payroll tax credits, deferral of the employer portion of certain payroll taxes, net operating loss carrybacks, and other areas. The payroll tax deferral requires that the deferred payroll taxes be paid over two years, with half of the amount required to be paid by December 31, 2021 and the other half by December 31, 2022. The Company deferred $7.1 million of payroll taxes, which are included in accrued expenses in the Company’s Unaudited Condensed Consolidated Balance Sheets at June 30, 2020.

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

The tables below set forth information about the Company’s reportable segments for the three and six months ended June 30, 2020 and 2019 along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements. Segment assets are not reviewed by the Company’s chief operating decision maker function and therefore are not disclosed below.

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

	For the Three Months Ended June 30, 2020
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$156,268	$24,525	$3,783	$184,576
Cost of services revenues	115,822	10,924	2,833	129,579
Gross profit	40,446	13,601	950	54,997
General and administrative expenses	14,603	6,297	883	21,783
Segment operating income	$25,843	$7,304	$67	$33,214

	For the Three Months Ended June 30, 2019
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$137,477	$8,437	$3,001	$148,915
Cost of services revenues	102,829	4,322	2,071	109,222
Gross profit	34,648	4,115	930	39,693
General and administrative expenses	12,777	1,548	656	14,981
Segment operating income	$21,871	$2,567	$274	$24,712

	For the Three Months Ended June 30,
	2020	2019
	(Amounts in Thousands)
Segment reconciliation:
Total segment operating income	$33,214	$24,712

Items not allocated at segment level:
Other general and administrative expenses	20,667	14,786
Depreciation and amortization	2,940	2,535
Interest income	(155)	(95)
Interest expense	721	680
Income before income taxes	$9,041	$6,806

	For the Six Months Ended June 30, 2020
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$316,933	$49,737	$8,122	$374,792
Cost of services revenues	234,850	23,242	5,868	263,960
Gross profit	82,083	26,495	2,254	110,832
General and administrative expenses	30,205	12,754	1,905	44,864
Segment operating income	$51,878	$13,741	$349	$65,968

	For the Six Months Ended June 30, 2019
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$265,371	$16,354	$5,697	$287,422
Cost of services revenues	198,825	8,092	3,985	210,902
Gross profit	66,546	8,262	1,712	76,520
General and administrative expenses	25,316	3,138	1,343	29,797
Segment operating income	$41,230	$5,124	$369	$46,723

	For the Six Months Ended June 30,
	2020	2019
	(Amounts in Thousands)
Segment reconciliation:
Total segment operating income	$65,968	$46,723

Items not allocated at segment level:
Other general and administrative expenses	39,873	29,227
Depreciation and amortization	5,827	4,609
Interest income	(489)	(310)
Interest expense	1,629	1,298
Income before income taxes	$19,128	$11,899

12. Significant Payors

For the three and six months ended June 30, 2020 and 2019 the Company’s revenue by payor type was as follows:

	Personal Care
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020		2019		2020		2019
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
State, local and other governmental programs	$78,054	50.0%	$74,649	54.2%	$157,398	49.7%	$146,290	55.1%
Managed care organizations	69,282	44.3	53,823	39.2	141,393	44.6	101,550	38.3
Private pay	4,986	3.2	5,202	3.8	10,257	3.2	10,192	3.8
Commercial insurance	2,394	1.5	2,029	1.5	4,970	1.6	3,885	1.5
Other	1,552	1.0	1,774	1.3	2,915	0.9	3,454	1.3%
Total personal care segment net service revenues	$156,268	100.0%	$137,477	100.0%	$316,933	100.0%	$265,371	100.0

	Hospice
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020		2019		2020		2019
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$22,753	92.8%	$7,808	92.6%	$45,971	92.4%	$15,199	92.9%
Managed care organizations	1,198	4.9	474	5.6	2,578	5.2	835	5.1
Other	574	2.3	155	1.8	1,188	2.4	320	2.0
Total hospice segment net service revenues	$24,525	100.0%	$8,437	100.0%	$49,737	100.0%	$16,354	100.0%

	Home Health
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020		2019		2020		2019
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$3,010	79.6%	$2,436	81.2%	$6,480	79.8%	$4,635	81.4%
Managed care organizations	688	18.2	477	15.9	1,495	18.4	891	15.6
Other	85	2.2	88	2.9	147	1.8	171	3.0
Total home health segment net service revenues	$3,783	100.0%	$3,001	100.0%	$8,122	100.0%	$5,697	100.0%

The Company derives a significant amount of its revenue from its operations in Illinois, New York and New Mexico. The percentages of segment revenue for each of these significant states for the three and six months ended June 30, 2020 and 2019 were as follows:

	Personal Care
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020		2019		2020		2019
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Illinois	$69,052	44.2%	$59,114	43.0%	$140,598	44.4%	$115,963	43.7%
New York	27,244	17.4	23,020	16.7	59,082	18.6	40,833	15.4
New Mexico	21,831	14.0	18,135	13.2	42,525	13.4	35,343	13.3
All other states	38,141	24.4	37,208	27.1	74,728	23.6	73,232	27.6
Total personal care segment net service revenues	$156,268	100.0%	$137,477	100.0%	$316,933	100.0%	$265,371	100.0%

	Hospice
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020		2019		2020		2019
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
New Mexico	$11,443	46.7%	$8,437	100.0%	$22,452	45.1%	$16,354	100.0%
All other states	13,082	53.3	—	—	27,285	54.9	—	—
Total hospice segment net service revenues	$24,525	100.0%	$8,437	100.0%	$49,737	100.0%	$16,354	100.0%

	Home Health
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020		2019		2020		2019
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
New Mexico	$3,783	100.0%	$3,001	100.0%	$8,122	100.0%	$5,697	100.0%
Total home health segment net service revenues	$3,783	100.0%	$3,001	100.0%	$8,122	100.0%	$5,697	100.0%

A substantial portion of the Company’s revenue and accounts receivable are derived from services performed for federal, state and local governmental agencies. We derive a significant amount of our net service revenues in Illinois, which represented 37.4%, and 39.6% of our net service revenues for the three months ended June 30, 2020, and 2019, respectively and accounted for 37.5% and 40.3% of our net service revenues for the six months ended June 30, 2020 and 2019, respectively. The Illinois Department on Aging, the largest payor program for the Company’s Illinois personal care operations, accounted for 23.2% and 27.6% of the Company’s net service revenues for the three months ended June 30, 2020 and 2019, respectively, and accounted for 23.2% and 28.3% of the Company’s net service revenues for the six months ended June 30, 2020 and 2019, respectively.

The related receivables due from the Illinois Department on Aging represented 23.0% and 25.1% of the Company’s net accounts receivable at June 30, 2020 and December 31, 2019, respectively.

13. Subsequent Events

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

Overview

The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2019 have been revised to correct prior period errors as discussed in Note 3, “Revision of Previously Issued Financial Statements” to the Notes to Consolidated Financial Statements and in Note 2, “Revision of Previously Issued Financial Statements” and Note 17, “Unaudited Summarized Quarterly Financial Information” to our consolidated financial statements included in Part II, Item 8—“Financial Statements and Supplementary Data,” of our Annual Report on Form 10-K for the period ended December 31, 2019, filed on August 10, 2020. Accordingly, this MD&A reflects the impact of those revisions.

We are a home care services provider operating in three segments: personal care, hospice, and home health. Our services are provided in-home under agreements with federal, state and local government agencies, managed care organizations, commercial insurers and private individuals. Our consumers are predominantly “dual eligible,” meaning they are eligible to receive both Medicare and Medicaid benefits. Managed care revenues accounted for 38.6% and 36.8% of our revenue during the three months ended June 30, 2020 and 2019, respectively, and 38.8% and 35.9% of our revenue during the six months ended June 30, 2020 and 2019, respectively.

A summary of our financial results for the three and six months ended June 30, 2020 and 2019 is provided in the table below.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(Amounts in Thousands)		(Amounts in Thousands)
Net service revenues	$184,576	$148,915	$374,792	$287,422
Net income	$6,907	$5,292	$15,565	$9,588

As of June 30, 2020, we provided our services in 25 states through 190 offices. For the six months ended June 30, 2020 and 2019, we served approximately 55,000 and 50,000 discrete individuals, respectively. Our personal care segment also includes staffing services, with clients including assisted living facilities, nursing homes and hospice facilities.

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

For the three and six months ended June 30, 2020, COVID-19 related costs were approximately $2.0 million and $2.3 million, respectively, which were mostly offset by temporary rate increases from certain payors, in our personal care segment, of $1.7 million during the three and six months ended June 30, 2020. As of June 30, 2020, $1.6 million of payments received from payors for COVID-19 reimbursements have been recorded as deferred revenue and will be recognized as we incur related expenses on behalf of the payor. Two of our primary markets, New York and Illinois, have been significantly affected by the pandemic, with high numbers of cases reported. However, relevant authorities have universally designated our services as “essential services,” exempting our services and service providers from many of the restrictions described above. In addition, the impact of the restrictions on the Company’s operations for our consumer population has been minimal. For example, in our personal care services segment, we provide non-medical assistance with activities of daily living, primarily to persons who are at increased risk of hospitalization or institutionalization, such as the elderly, chronically ill or disabled. Most of these consumers are largely confined to their homes, and a significant number of our caregivers provide services to only one consumer, often a family member. Because our top priority is to protect our consumers and their families, and our caregivers and their families, we have implemented several new procedures to further reduce the risk of COVID-19 transmission, including a new screening process for both the caregiver and the consumer and the expansion of the use of personal protective equipment from our hospice and home health segments to also include our personal care segment. We are not able to reasonably predict the total amount of costs we will incur related to the COVID-19 pandemic, and such costs could be substantial. According to the Centers for Disease Control and Prevention, older adults and people with certain underlying medical conditions are at a higher risk for serious illness from COVID-19.

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

For the three and six months ended June 30, 2020, the COVID-19 pandemic had limited impact on our reimbursements. Although we experienced some consumers suspending their personal care services due to health concerns, many of these consumers resumed our services within weeks. This reduction was partially offset by an increase in demand for our services by patients recovering from COVID-19 who have been released from the hospital but are still suffering lingering effects of the virus.

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

At June 30, 2020, we had $158.5 million of cash on hand and $223.5 million of available, unused committed capacity under our credit facility. Our credit facility requires us to maintain a total net leverage ratio not exceeding 3.75:1.00. As of June 30, 2020, our total net leverage ratio was zero. Further, we were unable to timely file our Annual Report on Form 10-K, which would have included our audited financial statements for the year ended December 31, 2019. The Company is required to deliver annual audited financial statements under the affirmative covenants of its Credit Agreement. The Company obtained consent from the Required Lenders (as defined in the Credit Agreement) to extend the timeline of the audited financials for the year ended December 31, 2019 to not later than October 31, 2020. Although we believe our liquidity position remains strong, we can provide no assurance that we will remain in compliance with the covenants in our Credit Agreement, and in the future, it may prove necessary to seek an amendment with the bank lending group under our credit facility. The COVID-19 pandemic has resulted in, and may continue to result in, significant disruption of financial and capital markets, and there can be no assurance that we will be able to raise additional funds on terms acceptable to us, if at all.

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

For the three and six months ended June 30, 2020 and 2019 our revenue by payor and significant states by segment were as follows:

	Personal Care
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020		2019		2020		2019
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
State, local and other governmental programs	$78,054	50.0%	$74,649	54.2%	$157,398	49.7%	$146,290	55.1%
Managed care organizations	69,282	44.3	53,823	39.2	141,393	44.6	101,550	38.3
Private pay	4,986	3.2	5,202	3.8	10,257	3.2	10,192	3.8
Commercial insurance	2,394	1.5	2,029	1.5	4,970	1.6	3,885	1.5
Other	1,552	1.0	1,774	1.3	2,915	0.9	3,454	1.3%
Total personal care segment net service revenues	$156,268	100.0%	$137,477	100.0%	$316,933	100.0%	$265,371	100.0

	Hospice
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020		2019		2020		2019
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$22,753	92.8%	$7,808	92.6%	$45,971	92.4%	$15,199	92.9%
Managed care organizations	1,198	4.9	474	5.6	2,578	5.2	835	5.1
Other	574	2.3	155	1.8	1,188	2.4	320	2.0
Total hospice segment net service revenues	$24,525	100.0%	$8,437	100.0%	$49,737	100.0%	$16,354	100.0%
New Mexico	$11,443	46.7%	$8,437	100.0%	$22,452	45.1%	$16,354	100.0%
All other states	13,082	53.3	—	—	27,285	54.9	—	—
Total hospice segment net service revenues	$24,525	100.0%	$8,437	100.0%	$49,737	100.0%	$16,354	100.0%

	Home Health
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020		2019		2020		2019
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$3,010	79.6%	$2,436	81.2%	$6,480	79.8%	$4,635	81.4%
Managed care organizations	688	18.2	477	15.9	1,495	18.4	891	15.6
Other	85	2.2	88	2.9	147	1.8	171	3.0
Total Home Health segment net service revenues	$3,783	100.0%	$3,001	100.0%	$8,122	100.0%	$5,697	100.0%
New Mexico	$3,783	100.0%	$3,001	100.0%	$8,122	100.0%	$5,697	100.0%
Total Home Health segment net service revenues	$3,783	100.0%	$3,001	100.0%	$8,122	100.0%	$5,697	100.0%

	Personal Care
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020		2019		2020		2019
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Illinois	$69,052	44.2%	$59,114	43.0%	$140,598	44.4%	$115,963	43.7%
New York	27,244	17.4	23,020	16.7	59,082	18.6	40,833	15.4
New Mexico	21,831	14.0	18,135	13.2	42,525	13.4	35,343	13.3
All other states	38,141	24.4	37,208	27.1	74,728	23.6	73,232	27.6
Total personal care segment net service revenues	$156,268	100.0%	$137,477	100.0%	$316,933	100.0%	$265,371	100.0%

We derive a significant amount of our net service revenues in Illinois, which represented 37.4% and 39.6% of our net service revenues for the three months ended June 30, 2020 and 2019, respectively, and accounted for 37.5% and 40.3% of our net service revenues for the six months ended June 30, 2020 and 2019, respectively.

A significant amount of our revenue is derived from one payor client, the Illinois Department on Aging, the largest payor program for our Illinois personal care operations, which accounted for 23.2% and 27.6% of our net service revenues for the three months ended June 30, 2020 and 2019, respectively, and accounted for 23.2% and 28.3% of the Company’s net service revenues for the six months ended June 30, 2020 and 2019, respectively. The Illinois Department on Aging’s payments for non-Medicaid consumers have been delayed in the past and may continue to be delayed in the future due to budget disputes. The state of Illinois did not adopt comprehensive budgets for fiscal years 2016 or 2017, ended June 30, 2016 and June 30, 2017, respectively. On July 6, 2017, the state of Illinois passed a budget for the state fiscal year 2018, which began on July 1, 2017, authorizing the Illinois Department on Aging to pay for our services rendered to non-Medicaid consumers provided in prior fiscal years. On June 4, 2018, the state of Illinois passed a budget for state fiscal year 2019, which began on July 1, 2018. On June 6, 2019, the state of Illinois passed a budget for state fiscal year 2020, which began on July 1, 2019. In December 2014, the Chicago City Council passed an ordinance that, over a period of years, raised the minimum wage for Chicago workers, resulting in an increase equal to $13 per hour on July 1, 2019, with increases adjusted based on the Consumer Price Index in subsequent years.

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

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. For the three and six months ended June 30, 2020 and 2019, the federal statutory rate was 21.0%. The effective income tax rate was 23.6% and 22.2% for the three months ended June 30, 2020 and 2019, respectively. For the three months ended June 30, 2020 and 2019, the difference between our federal statutory and effective income tax rates was principally due to the inclusion of state taxes and non-deductible compensation, partially offset by an excess tax benefit and the use of federal employment tax credits.

The effective income tax rates are 18.6% and 19.4% for the six months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, the difference between our federal statutory and effective income tax rates was principally due to the inclusion of an excess tax benefit and the use of federal employment tax credits, partially offset by state taxes and non-deductible compensation. The effective tax rates were lower than the federal statutory rate primarily due to the inclusion of a 7.5% and 6.5% excess tax benefit for the six months ended June 30, 2020 and 2019, respectively. The excess tax benefit is a discrete item which requires us to recognize the benefit fully in the period. An excess tax benefit results if the Company’s income tax deduction exceeds the cumulative costs of the award recognized on the Unaudited Condensed Consolidated Statements of Income.

Results of Operations — Consolidated

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

The following table sets forth, for the periods indicated, our unaudited condensed consolidated results of operations.

	For the Three Months Ended June 30,
	2020		2019		Change
		% Of		% Of
		Net Service		Net Service
	Amount	Revenues	Amount	Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Net service revenues	$184,576	100.0%	$148,915	100.0%	$35,661	23.9%
Cost of service revenues	129,579	70.2	109,222	73.3	20,357	18.6
Gross profit	54,997	29.8	39,693	26.7	15,304	38.6
General and administrative expenses	42,450	23.0	29,767	20.0	12,683	42.6
Depreciation and amortization	2,940	1.6	2,535	1.7	405	16.0
Total operating expenses	45,390	24.6	32,302	21.7	13,088	40.5
Operating income	9,607	5.2	7,391	5.0	2,216	30.0
Interest income	(155)	(0.1)	(95)	(0.1)	(60)	63.2
Interest expense	721	0.4	680	0.5	41	6.0
Total interest expense, net	566	0.3	585	0.4	(19)	(3.2)
Income before income taxes	9,041	4.9	6,806	4.6	2,235	32.8
Income tax expense	2,134	1.2	1,514	1.0	620	41.0
Net income	$6,907	3.7%	$5,292	3.6%	$1,615	30.5%

Net service revenues increased by 23.9% to $184.6 million for the three months ended June 30, 2020 compared to $148.9 million for the three months ended June 30, 2019. The increase was due to an increase in same store growth of 9.7% and an 11.8% increase in revenues per billable hour for the three months ended June 30, 2020, partially offset by a decrease in average billable census of 7.2% in our personal care segment. In addition, revenue increased by $16.1 million from our hospice segment during the three months ended June 30, 2020, compared to the same period in 2019, partially attributed to the fiscal year 2019 acquisitions of Hospice Partners and Alliance.

Gross profit, expressed as a percentage of net service revenues, increased to 29.8% for the three months ended June 30, 2020, compared to 26.7% for the same period in 2019. The increase was mainly attributed to the acquisition of the relatively higher margin businesses in 2019.

General and administrative expenses increased to $42.5 million for the three months ended June 30, 2020 as compared to $29.8 million for the three months ended June 30, 2019. The increase in general and administrative expenses was primarily due to acquisitions that resulted in an increase in administrative employee wages, taxes and benefit costs of $7.6 million, an increase in data processing of $0.5 million and an increase in rent expense of $0.6 million. In addition, acquisition related costs and professional fees increased by $1.2 million and $1.9 million, respectively, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. General and administrative expenses, expressed as a percentage of net service revenues increased to 23.0% for the three months ended June 30, 2020, from 20.0% for the three months ended June 30, 2019 mainly related to an increase in audit expenses.

Depreciation and amortization expense increased to $2.9 million from $2.5 million for the three months ended June 30, 2020 and 2019, respectively, primarily due to the increase of intangible assets related to the fiscal year 2019 acquisitions.

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. For the three months ended June 30, 2020 and 2019, the federal statutory rate was 21.0%. The effective income tax rate was 23.6% and 22.2% for the three months ended June 30, 2020 and 2019, respectively. For the three months ended June 30, 2020 and 2019, the difference between our federal statutory and effective income tax rates was principally due to the inclusion of state taxes and non-deductible compensation, partially offset by an excess tax benefit and the use of federal employment tax credits.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

The following table sets forth, for the periods indicated, our consolidated results of operations.

	For the Six Months Ended June 30,
	2020		2019		Change
		% Of		% Of
		Net Service		Net Service
	Amount	Revenues	Amount	Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Net service revenues	$374,792	100.0%	$287,422	100.0%	$87,370	30.4%
Cost of service revenues	263,960	70.4	210,902	73.4	53,058	25.2
Gross profit	110,832	29.6	76,520	26.6	34,312	44.8
General and administrative expenses	84,737	22.6	59,024	20.5	25,713	43.6
Depreciation and amortization	5,827	1.6	4,609	1.6	1,218	26.4
Total operating expenses	90,564	24.2	63,633	22.1	26,931	42.3
Operating income	20,268	5.4	12,887	4.5	7,381	57.3
Interest income	(489)	(0.1)	(310)	(0.1)	(179)	57.7
Interest expense	1,629	0.4	1,298	0.5	331	25.5
Total interest expense, net	1,140	0.3	988	0.4	152	15.4
Income before income taxes	19,128	5.1	11,899	4.1	7,229	60.8
Income tax expense	3,563	1.0	2,311	0.8	1,252	54.2
Net income	$15,565	4.1%	$9,588	3.3	$5,977	62.3%

Net service revenues increased by 30.4% to $374.8 million for the six months ended June 30, 2020 compared to $287.4 million for the six months ended June 30, 2019. The increase was due to an increase in same store growth of 11.8% and an 11.9% increase in revenues per billable hour for the six months ended June 30, 2020, partially offset by a decrease in average billable census of 3.1% in our personal care segment. In addition, revenue increased by $8.6 million from our hospice segment during the six months ended June 30, 2020, compared to the same period in 2019, attributed to the fiscal year 2019 acquisitions of Hospice Partners and Alliance.

Gross profit, expressed as a percentage of net service revenues, increased to 29.6% for the six months ended June 30, 2020, compared to 26.6% for the same period in 2019. The increase was mainly attributed to the acquisition of the relatively higher margin businesses in 2019.

General and administrative expenses increased to $84.7 million for the six months ended June 30, 2020 as compared to $59.0 million for the six months ended June 30, 2019. The increase in general and administrative expenses was primarily due to acquisitions that resulted in an increase in administrative employee wages, taxes and benefit costs of $16.2 million, an increase in data processing of $1.3 million and an increase in rent expense of $1.3 million. In addition, acquisition related costs and professional fees increased by $2.3 million and $2.4 million, respectively, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. General and administrative expenses, expressed as a percentage of net service revenues increased to 22.6% for the six months ended June 30, 2020, from 20.5% for the six months ended June 30, 2019 mainly related to an increase in audit expenses.

Depreciation and amortization expense increased to $5.8 million from $4.6 million for the six months ended June 30, 2020 and 2019, respectively, primarily due to the increase of intangible assets related to the fiscal year 2019 acquisitions.

Interest Expense

Interest expense increased to $1.6 million from $1.3 million for the six months ended June 30, 2020 as compared to June 30, 2019. The increase in interest expense was primarily due to higher outstanding loan balance under our credit facility for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. For the six months ended June 30, 2020 and 2019, the federal statutory rate was 21.0%. The effective income tax rate was 18.6% and 19.4% for the six months ended June 30, 2020 and 2019, respectively.

For the six months ended June 30, 2020 and 2019, the difference between our federal statutory and effective income tax rates was principally due to the inclusion of an excess tax benefit and the use of federal employment tax credits, partially offset by state taxes and non-deductible compensation. The effective tax rates were lower than the federal statutory rate primarily due to the inclusion of a 7.5% and 6.5% excess tax benefit for the six months ended June 30, 2020 and 2019, respectively. The excess tax benefit is a discrete item which requires us to recognize the benefit fully in the period.

Results of Operations – Segments

The following tables and related analysis summarize our operating results and business metrics by segment:

Personal Care Segment

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2020		2019		Change		2020		2019		Change
Personal Care Segment	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)						(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$156,268	100.0%	$137,477	100.0%	$18,791	13.7%	$316,933	100.0%	$265,371	100.0%	$51,562	19.4%
Cost of services revenues	115,822	74.1	102,829	74.8	12,993	12.6	234,850	74.1	198,825	74.9	36,025	18.1
Gross profit	40,446	25.9	34,648	25.2	5,798	16.7	82,083	25.9	66,546	25.1	15,537	23.3
General and administrative expenses	14,603	9.3	12,777	9.3	1,826	14.3	30,205	9.5	25,316	9.5	4,889	19.3
Segment operating income	$25,843	16.6%	$21,871	15.9%	$3,972	18.2%	$51,878	16.4%	$41,230	15.6%	$10,648	25.8%
Business Metrics (Actual Numbers, Except Billable Hours in Thousands)
Location at period end							150		154
Average billable census * (1)	36,197		39,026		(2,829)	(7.2)%	37,560		38,761		(1,201)	(3.1)%
Billable hours * (2)	7,374		7,269		105	1.4	15,048		14,133		915	6.5
Average billable hours per census per month * (2)	67.5		61.6		5.9	9.6	66.3		60.3		6.0	10.0
Billable hours per business day * (2)	113,447		111,829		1,618	1.4	115,750		109,557		6,193	5.7
Revenues per billable hour * (2)	$21.14		$18.91		$2.23	11.8%	$21.01		$18.78		$2.23	11.9%
Same store growth revenue % * (3)	9.7		5.8				11.8		5.7

(1)	Average billable census is the number of unique clients receiving a billable service during the year and is the total census divided by months in operation during the period.
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

Net service revenues from state, local and other governmental programs accounted for 50.0% and 54.2% of net service revenues for the three months ended June 30, 2020 and 2019, respectively, and 49.7% and 55.1% of net service revenues for the six months ended June 30, 2020 and 2019, respectively. Managed care organizations accounted for 44.3% and 39.2% of net service revenues for the three months ended June 30, 2020 and 2019, and 44.6% and 38.3% of net service revenues for the six months ended June 30, 2020 and 2019, respectively, with commercial insurance, private pay and other payors accounting for the remainder of net service revenues. One payor client, the Illinois Department on Aging, accounted for 23.2% and 27.6% of net service revenues for the three months ended June 30, 2020 and 2019, respectively, and accounted for 23.2% and 28.3% of net service revenues for the six months ended June 30, 2020 and 2019, respectively.
Net service revenues increased by 13.7% for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Net service revenues increased primarily as a result of an increase in same store growth of 9.7% and an increase in revenues per billable hour of 11.8%, partially offset by a decrease in average billable census of 7.2% for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. Net service revenues increased by 19.4% for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Net service revenues increased primarily due to a result of an increase in same store growth of 11.8%, an increase in billable hours of 6.5% and an 11.9% increase in revenues per billable hour, partially offset by a decrease in average billable census of 3.1% for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Revenue per billable hours increased for the three and six months ended June 30, 2020 compared to June 30, 2019, mainly attributed to rate increases discussed above.

Gross profit, expressed as a percentage of net service revenues, increased to 25.9% for the three months ended June 30, 2020 from 25.2% for the three months ended June 30, 2019 and from 25.9% for the six months ended June 30, 2020 to 25.1% for the six months ended June 30, 2019. This increase was primarily due to a decrease in direct payroll as a percentage of net service revenues of 1.0% for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. For the six months ended June 30, 2020, the increase was due to a decrease of direct service costs associated with salaries of 1.4% as a percentage of net service revenues compared to the six months ended June 30, 2019.

General and administrative expenses increased by approximately $1.8 million and $4.9 million for the three and six months ended June 30, 2020, respectively. The increase in general and administrative expenses was primarily due to acquisitions that resulted in a $1.8 million and $4.0 million increase in administrative employee wages, taxes and benefit costs and a $0.2 million and $0.4 million increase in rent expenses for the three months ended June 30, 2020, respectively.

Hospice Segment

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2020		2019		Change		2020		2019		Change
Hospice Segment	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)						(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$24,525	100.0%	$8,437	100.0%	$16,088	190.7%	$49,737	100.0%	$16,354	100.0%	$33,383	204.1%
Cost of services revenues	10,924	44.5	4,322	51.2	6,602	152.8	23,242	46.7	8,092	49.5	15,150	187.2
Gross profit	13,601	55.5	4,115	48.8	9,486	230.5	26,495	53.3	8,262	50.5	18,233	220.7
General and administrative expenses	6,297	25.7	1,548	18.3	4,749	306.8	12,754	25.6	3,138	19.2	9,616	306.4
Segment operating income	$7,304	29.8%	$2,567	30.5%	$4,737	184.5%	$13,741	27.7%	$5,124	31.3%	$8,617	168.2%
Business Metrics (Actual Numbers)
Locations at period end							30		13
Admissions * (1)	1,339		474		865	182.5%	2,994		985		2,009	204.0%
Average daily census * (2)	1,743		611		1,132	185.3	1,803		593		1,210	204.0
Average length of stay * (3)	103		127		(24)	(18.8)	101		121		(20)	(16.5)
Patient days * (4)	158,644		54,807		103,837	189.5	328,156		106,531		221,625	208.0
Revenue per patient day * (5)	$154.59		$153.94		$0.65	0.4%	$151.57		$153.52		$(1.95)	(1.3)%

(1)	Represents referral process and new patients on service during the period.
(2)	Average daily census is total patient days divided by the number of days in the period.
(3)	Average length of stay is the average number of days a patient is on service, calculated upon discharge, and is total patient days divided by total discharges in the period.
(4)	Patient days is days of service for all patients in the period.
(5)	Revenue per patient day is hospice revenue divided by the number of patient days in the period.
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

Hospice generates net service revenues by providing care to patients with a life expectancy of six months or less, and their families. Net service revenues from Medicare accounted for 92.8% and 92.6% and managed care organizations accounted for 4.9% and 5.6% for the three months ended June 30, 2020 and 2019, respectively. Net service revenues from Medicare accounted for 92.4% and 92.9% and managed care organizations accounted for 5.2% and 5.1% for the six months ended June 30, 2020 and 2019, respectively.

Net service revenues increased by $16.1 million and $33.4 for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019. For the three and six months ended June 30, 2020, net service revenues increased primarily due to an increase in average daily census partially attributed to the acquisitions of Alliance on August 1, 2019 and Hospice Partners on October 1, 2019.

Gross profit, expressed as a percentage of net service revenues was 55.5% and 48.8% for the three months ended June 30, 2020 and 2019, respectively, and 53.3% and 50.5%, for the six months ended June 30, 2020 and 2019, respectively. For the three months ended June 30, 2020, the increase of gross profit as a percentage of net service revenues was mainly attributed to a decrease of direct service supply costs of 1.3%, pharmacy costs of 1.3% and medical equipment of 1.4%. For the six months ended June 30, 2020, the increase of gross profit as a percentage of net service revenues was mainly attributed to a decrease of direct employee wages, taxes and benefit costs of 0.8%, pharmacy costs of 1.0% and medical equipment of 1.0%.

The hospice segment’s general and administrative expenses primarily consist of administrative employee wages, taxes and benefit costs, rent, information technology and office expenses. General and administrative expenses, expressed as a percentage of net service revenues was

25.7% and 18.3% for the three months ended June 30, 2020 and 2019, respectively, and 25.6% and 19.2% for the six months ended June 30, 2020 and 2019, respectively. The increase in general and administrative expenses was primarily due to acquisitions that resulted in a $4.1 million and $8.0 million increase in administrative employee wages, taxes and benefit costs and a $0.3 million and $0.7 million increase in rent expenses for the three and six months ended June 30, 2020. The hospice segment’s operating income was $7.3 million and $2.6 million for the three months ended June 30, 2020 and 2019, respectively, and $13.7 million and $5.1 million for the six months ended June 30, 2020 and 2019, respectively.

Home Health Segment

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2020		2019		Change		2020		2019		Change
Home Health Segment	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)						(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$3,783	100.0%	$3,001	100.0%	$782	26.1%	$8,122	100.0%	$5,697	100.0%	$2,425	42.6%
Cost of services revenues	2,833	74.9	2,071	69.0	762	36.8	5,868	72.2	3,985	69.9	1,883	47.3
Gross profit	950	25.1	930	31.0	20	2.2	2,254	27.8	1,712	30.1	542	31.7
General and administrative expenses	883	23.3	656	21.9	227	34.6	1,905	23.5	1,343	23.6	562	41.8
Segment operating income	$67	1.8%	$274	9.1%	$(207)	(75.5)%	$349	4.3%	$369	6.5%	$(20)	(5.4)%
Business Metrics (Actual Numbers)
Locations at period end							10		10
New admissions * (1)	1,068		700		368	52.6%	2,090		1,415		675	47.7%
Recertifications * (2)	689		543		146	26.9	1,399		1,185		214	18.1
Total volume * (3)	1,757		1,243		514	41.4	3,489		2,600		889	34.2
Visits * (4)	29,797		24,157		5,640	23.3%	63,507		43,711		19,796	45.3%

(1)	Represents new patients during the period.
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

Home health generates net service revenues by providing home health services on a short-term, intermittent or episodic basis to individuals, generally to treat an illness or injury. Net service revenues from Medicare accounted for 79.6% and 81.2%, managed care organizations accounted for 18.2% and 15.9% and other accounted for 2.2% and 2.9% for the three months ended June 30, 2020 and 2019, respectively. Net service revenues from Medicare accounted for 79.8% and 81.4%, managed care organizations accounted for 18.4% and 15.6% and other accounted for 1.8% and 3.0% for the six months ended June 30, 2020 and 2019, respectively.

Net service revenues increased by $0.8 million and $2.4 million for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019. For the three and six months ended June 30, 2020, net service revenues increased primarily due to an increase in total visits partially related to the acquisition of Alliance on August 1, 2019.

Gross profit, expressed as a percentage of net service revenues was 25.1% and 31.0% for the three months ended June 30, 2020 and 2019, respectively, and 27.8% and 30.1%, for the six months ended June 30, 2020 and 2019, respectively. For the three and six months ended June 30, 2020, the decrease of gross profit as a percentage of net service revenues was due to an increase of direct employee wages, taxes and benefit costs of 5.8% and 2.6% as a percentage of net service revenues compared to the three and six months ended June 30, 2019.

The home health segment’s general and administrative expenses consist of administrative employee wages, taxes and benefit costs, rent, information technology and office expenses. General and administrative expenses, expressed as a percentage of net service revenues was 23.3% and 21.9%, respectively, for the three months ended June 30, 2020 and 2019, respectively, and 23.5% and 23.6% for the six months ended June 30, 2020 and 2019, respectively. The increase in general and administrative expenses was primarily due to acquisitions that resulted in a $0.3 million and $0.5 million increase in administrative employee wages, taxes and benefit costs for the three and six months ended June 30, 2020. The home health segment’s operating income was $0.1 million and $0.3 million for the three months ended June 30, 2020 and 2019, respectively, and $0.3 million and $0.4 million for the six months ended June 30, 2020 and 2019, respectively.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand and cash from operations. At June 30, 2020 and December 31, 2019, we had cash balances of $158.5 million and $111.7 million, respectively.

During the three and six months ended June 30, 2020, we did not draw on the term loan. As of June 30, 2020, we had a total of $43.5 million in revolving loans, with an interest rate of 1.92% and $18.6 million of term loans, with an interest rate of 1.93%, outstanding on our credit facility. After giving effect to the amount drawn on our credit facility, approximately $9.6 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA, we had $223.5 million available for borrowing under our revolving credit loan facility.

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

Cash flows from operating activities represent the inflow of cash from our payor clients and the outflow of cash for payroll and payroll taxes, operating expenses, interest and taxes. Due to its revenue deficiencies as well as budget and financing issues, from time to time the state of Illinois has reimbursed us on a delayed basis with respect to our various agreements including with our largest payor, the Illinois Department on Aging. The open receivable balance from the Illinois Department on Aging decreased by $8.7 million from $37.6 million as of December 31, 2019 to $28.9 million as of June 30, 2020.

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

At June 30, 2020, we were in compliance with our financial covenants under the Credit Agreement. However, we were unable to timely file our Annual Report on Form 10-K, which would have included our audited financial statements for the year ended December 31, 2019. The Company is required to deliver annual audited financial statements under the affirmative covenants of its Credit Agreement. The Company obtained consent from the Required Lenders (as defined in the Credit Agreement) to extend the timeline of the audited financials for the year ended December 31, 2019 to not later than October 31, 2020.

Cash Flows

The following table summarizes changes in our cash flows for the six months ended June 30, 2020 and 2019:

	For the Six Months Ended June 30,
	2020	2019
	(Amounts in Thousands)
Net cash provided by (used in) operating activities	$50,887	$(4,078)
Net cash used in investing activities	(4,965)	(31,804)
Net cash provided by financing activities	913	20,268

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Net cash provided by operating activities was $50.9 million for the six months ended June 30, 2020, compared to net cash used by operating activities of $4.1 million for the same period in 2019. The increase in cash provided by operations was primarily due to decreases in accounts receivable for the state of New York and a decrease in days sales outstanding (“DSO”) as discussed below.

Net cash used in investing activities was $5.0 million for the six months ended June 30, 2020 compared to cash used in investing activities of $31.8 million for the six months ended June 30, 2019. Our investing activities for the six months ended June 30, 2020 consisted of $4.8 million in purchases of property and equipment primarily related to investments in our technology infrastructure. Our investing activities for the six months ended June 30, 2019 consisted of $29.9 million primarily for the acquisition of VIP and $2.0 million in purchases of property and equipment primarily related to our ongoing investments in our technology infrastructure.

Net cash provided by financing activities related to cash received from the exercise of stock options of $0.9 for the six months ended June 30, 2020. Our financing activities for the six months ended June 30, 2019 were borrowings of approximately $19.6 million on the delayed draw term loan portion of our credit facility to fund, in part, the VIP acquisition and $0.7 million in cash received from the exercise of stock options.

Outstanding Accounts Receivable

Gross accounts receivable as of June 30, 2020 and December 31, 2019 were approximately $126.4 million and $150.6 million, respectively. Outstanding accounts receivable, net of allowance, decreased by $23.3 million as of June 30, 2020 as compared to December 31, 2019. Accounts receivable for the Illinois Department on Aging decreased approximately $8.7 million during the quarter ended June 30, 2020. Our collection procedures include review of account aging and direct contact with our payors. We have historically not used collection agencies. An uncollectible amount is written off to the allowance account after reasonable collection efforts have been exhausted. We received a bonus payment of $6.8 million in May of 2020.

We calculate our DSO by taking the trade accounts receivable outstanding, net of allowance for doubtful accounts, divided by the net service revenues for the last quarter, multiplied by the number of days in that quarter. Our DSOs were 62 days and 72 days at June 30, 2020 and December 31, 2019, respectively. The DSOs for our largest payor, the Illinois Department on Aging, at June 30, 2020 and December 31, 2019 were 64 days and 78 days, respectively. We may not receive payments on a consistent basis in the near term and our DSOs and the DSO for the Illinois Department on Aging may increase despite the state of Illinois’s enactment of state budgets for fiscal years 2020 and 2021.

The economic slowdown caused by the COVID-19 pandemic poses significant risks to states’ budgets for the 2021 fiscal year, which began July 1 in most states. Depending on the severity and length of a downturn, sales tax collections and income tax withholdings could continue to be depressed in fiscal 2021 and, potentially, future fiscal years. States could face significant fiscal challenges and may have no choice but to revise their revenue forecasts and adjust their budgets for fiscal 2021 and, potentially, future fiscal years, accordingly. In New York, which started its fiscal year April 1, the state comptroller recently estimated that the state would collect at least $10 billion less than originally forecasted, the first year-to-year cut since 2011. The current New York fiscal plan authorizes the state to issue up to $8 billion in short-term bonds to provide funds in case of reduced revenues during the fiscal year, tentatively scheduled for October 2020, December 2020 and March 2021. It also allows two state authorities to provide the state with a $3 billion line of credit in the new fiscal year. As the state continues to deal with lower levels of funding due to the COVID-19 virus, the state implemented a 1% reduction to all Medicaid providers effective January 1, 2020. The recently passed budget included an additional 0.5% reduction to the Medicaid rate which also allows the governor to make any additional changes needed as the budget year progresses.

Congress could provide additional relief with additional stimulus and relief legislation, including extension of unemployment benefits and relief for states. We cannot determine the impact that COVID-19 may have on states budgets for 2021 or beyond, however, such impacts could have a material adverse effect on our financial condition, results of operations and cash flows.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

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

We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. As of June 30, 2020, we had outstanding borrowings of approximately $62.1 million on our credit facility, all of such borrowings were subject to variable interest rates. If the variable rates on this debt were 100 basis points higher than the rate applicable to the borrowing during the three and six months period ended June 30, 2020, our net income would have decreased by $0.1 million, or $0.01 per diluted share and $0.3 million, or $0.02 per diluted share, for the respective periods. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2020 due to the material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Changes in Internal Control Over Financial Reporting

We continue to integrate application changes and acquisitions processes into our established internal control environment to effectively manage our risk and financial reporting efforts.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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