Form 10-Q
period 2020-09-30
Addus HomeCare Corp
filed 2020-11-06
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 30, 2020, Addus HomeCare Corporation had 15,808,708 shares of Common Stock outstanding.

ADDUS HOMECARE CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2020 and December 31, 2019

(Amounts and Shares in Thousands, Except Per Share Data)

(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets
Cash	$170,331	$111,714
Accounts receivable, net	118,623	149,680
Prepaid expenses and other current assets	10,426	7,993
Total current assets	299,380	269,387
Property and equipment, net of accumulated depreciation and amortization	19,305	12,156
Other assets
Goodwill	286,552	275,368
Intangibles, net of accumulated amortization	52,873	57,079
Deferred tax assets, net	1,479	1,647
Operating lease assets, net	35,842	21,111
Total other assets	376,746	355,205
Total assets	$695,431	$636,748
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$17,270	$19,641
Accrued payroll	26,315	30,587
Accrued expenses	33,395	22,429
Accrued workers' compensation insurance	14,668	14,143
Current portion of long-term debt	2,095	728
Total current liabilities	93,743	87,528
Long-term liabilities
Long-term debt, less current portion, net of debt issuance costs	59,561	59,164
Long-term operating lease liabilities	33,977	14,301
Other long-term liabilities	550	163
Total long-term liabilities	94,088	73,628
Total liabilities	$187,831	$161,156
Stockholders' equity
Common stock—$.001 par value; 40,000 authorized and 15,801 and 15,617 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	$16	$15
Additional paid-in capital	366,868	359,545
Retained earnings	140,716	116,032
Total stockholders' equity	507,600	475,592
Total liabilities and stockholders' equity	$695,431	$636,748

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months Ended September 30, 2020 and 2019

(Amounts and Shares in Thousands, Except Per Share Data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net service revenues	$193,987	$168,993	$568,779	$456,415
Cost of service revenues	137,686	123,817	401,646	334,719
Gross profit	56,301	45,176	167,133	121,696
General and administrative expenses	40,733	35,085	125,470	94,109
Depreciation and amortization	3,045	2,756	8,872	7,365
Total operating expenses	43,778	37,841	134,342	101,474
Operating income from continuing operations	12,523	7,335	32,791	20,222
Interest income	(87)	(786)	(576)	(1,096)
Interest expense	680	866	2,309	2,164
Total interest expense, net	593	80	1,733	1,068
Income from continuing operations before income taxes	11,930	7,255	31,058	19,154
Income tax expense	2,811	1,769	6,374	4,080
Net income from continuing operations	9,119	5,486	24,684	15,074
Net loss from discontinued operations	—	(574)	—	(574)
Net income	$9,119	$4,912	$24,684	$14,500
Net income per common share
Basic income per share
Continuing operations	$0.58	$0.40	$1.59	$1.14
Discontinued operations	—	(0.04)	—	(0.04)
Basic income per share	$0.58	$0.36	$1.59	$1.10
Diluted income per share
Continuing operations	$0.57	$0.39	$1.55	$1.10
Discontinued operations	—	(0.04)	—	(0.04)
Diluted income per share	$0.57	$0.35	$1.55	$1.06
Weighted average number of common shares and potential common shares outstanding:
Basic	15,618	13,766	15,573	13,271
Diluted	15,957	14,203	15,934	13,687

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2020

(Amounts and Shares in Thousands)

(Unaudited)

	For the Three Months Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at July 1, 2020	15,665	$16	$363,248	$131,597	$494,861
Issuance of shares of common stock under restricted stock award agreements	81	—	—	—	—
Stock-based compensation	—	—	1,462	—	1,462
Shares issued for exercise of stock options	55	—	2,158	—	2,158
Net income	—	—	—	9,119	9,119
Balance at September 30, 2020	15,801	$16	$366,868	$140,716	$507,600

	For the Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
Balance at January 1, 2020	15,617	$15	$359,545	$116,032	$475,592
Issuance of shares of common stock under restricted stock award agreements	81	—	—	—	—
Forfeiture of shares of common stock under restricted stock award agreements	(6)	—	—	—	—
Stock-based compensation	—	—	3,987	—	3,987
Shares issued for exercise of stock options	109	1	3,336	—	3,337
Net income	—	—	—	24,684	24,684
Balance at September 30, 2020	15,801	$16	$366,868	$140,716	$507,600

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2019

(Amounts and Shares in Thousands)

(Unaudited)

	For the Three Months Ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
Balance at July 1, 2019	13,219	$13	$181,111	$100,383	$281,507
Issuance of shares of common stock under restricted stock award agreements	1	—	—	—	—
Forfeiture of shares of common stock under restricted stock award agreements	(4)	—	—	—	—
Stock-based compensation	—	—	1,470	—	1,470
Shares issued for exercise of stock options	43	—	1,365	—	1,365
Shares issued in Public Offering, net of offering costs	2,300	2	172,943	—	172,945
Net income	—	—	—	4,912	4,912
Balance at September 30, 2019	15,559	$15	$356,889	$105,295	$462,199

	For the Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
Balance at January 1, 2019	13,126	$13	$177,683	$90,795	$268,491
Issuance of shares of common stock under restricted stock award agreements	64	—	—	—	—
Forfeiture of shares of common stock under restricted stock award agreements	(4)	—	—	—	—
Stock-based compensation	—	—	4,186	—	4,186
Shares issued for exercise of stock options	73	—	2,077	—	2,077
Shares issued in Public Offering, net of offering costs	2,300	2	172,943	—	172,945
Net income	—	—	—	14,500	14,500
Balance at September 30, 2019	15,559	$15	$356,889	$105,295	$462,199

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2020 and 2019

(Amounts in Thousands)

(Unaudited)

	For the Nine Months
	Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$24,684	$14,500
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	8,872	7,365
Deferred income taxes	51	105
Stock-based compensation	3,987	4,186
Amortization of debt issuance costs under the credit facility	554	533
Provision for doubtful accounts	681	168
Loss (gain) of disposal of assets and asset impairment	1,242	(90)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	30,746	(19,957)
Prepaid expenses and other current assets	(2,592)	2,822
Accounts payable	(2,496)	1,856
Accrued expenses and other long-term liabilities	7,570	(3,404)
Net cash provided by operating activities	73,299	8,084
Cash flows from investing activities:
Purchases of property and equipment	(5,893)	(3,077)
Acquisitions of businesses, net of cash acquired	(11,869)	(53,224)
Proceeds from disposal of assets	255	—
Net cash used in investing activities	(17,507)	(56,301)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	—	172,945
Borrowings on revolver — credit facility	—	23,458
Borrowings on term loan — credit facility	—	19,600
Payments on term loan — credit facility	(490)	(245)
Payments for debt issuance costs under the credit facility	—	(361)
Payments on financing lease obligations	(22)	(54)
Cash received from exercise of stock options	3,337	2,077
Net cash provided by financing activities	2,825	217,420
Net change in cash	58,617	169,203
Cash, at beginning of period	111,714	70,406
Cash, at end of period	$170,331	$239,609
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,869	$1,594
Cash paid for income taxes	9,119	5,808
Supplemental disclosures of non-cash investing and financing activities:
Leasehold improvements acquired through tenant allowances	$4,871	$682

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

As of September 30, 2020 and 2019, dilutive stock options outstanding were approximately 523,000 and 650,000, respectively, and dilutive restricted stock awards outstanding were approximately 149,000 and 147,000, respectively.

Included in the Company’s calculation of diluted earnings per share for the three and nine months ended September 30, 2020, dilutive stock options outstanding were approximately 301,000 and 303,000, respectively. In addition, dilutive restricted stock awards outstanding were approximately 38,000 and 58,000 for the three and nine months ended September 30, 2020, respectively.

Included in the Company’s calculation of diluted earnings per share for the three and nine months ended September 30, 2019, were approximately 359,000 and 335,000 dilutive stock options outstanding, respectively. In addition, dilutive restricted stock awards outstanding were approximately 78,000 and 81,000 for the three and nine months ended September 30, 2019, respectively.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. Under the new standard, entities holding financial assets and net investment in leases that are not accounted for at fair value through net income are to be presented at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. We have reviewed our provision for doubtful accounts process as required by ASU 2016-13. Management estimates allowances on accounts receivable based upon historical experience and other factors, including an aging of accounts receivable, evaluation of expected adjustments, past adjustments and collection experience in relation to amounts billed, current contract and reimbursement terms, shifts in payors and other current relevant information. The Company recorded a provision for doubtful accounts of $0.2 million and $0.7 million for the three and nine months ended September 30, 2020, respectively. Allowance for doubtful accounts was $0.8 million and $1.0 million as of September 30, 2020 and December 31, 2019, respectively. Adoption of the new standard did not have a significant impact on our results of operations or liquidity.

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

The Consolidated Statements of Income has been revised to reflect the correction for the three and nine months ended September 30, 2019 as follows (amounts in thousands, except per share data):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2019			2019
	As			As
	Previously		As	Previously		As
	Reported	Revision	Revised	Reported	Revision	Revised
Net service revenues	$169,803	$(810)	$168,993	$458,749	$(2,334)	$456,415
Gross profit	45,986	(810)	45,176	124,030	(2,334)	121,696
General and administrative expenses	35,950	(865)	35,085	95,429	(1,320)	94,109
Total operating expenses	38,706	(865)	37,841	102,794	(1,320)	101,474
Operating income from continuing operations	7,280	55	7,335	21,236	(1,014)	20,222
Income from continuing operations before income taxes	7,200	55	7,255	20,168	(1,014)	19,154
Income tax expense	1,759	10	1,769	4,347	(267)	4,080
Net income from continuing operations	5,441	45	5,486	15,821	(747)	15,074
Net income	$4,867	$45	$4,912	$15,247	$(747)	$14,500
Basic income per share	$0.36	$—	$0.36	$1.15	$(0.05)	$1.10
Diluted income per share	$0.34	$0.01	$0.35	$1.12	$(0.06)	$1.06

Additionally, the Consolidated Statement of Cash Flows has been revised to reflect the correction for the nine months ended September 30, 2019 as follows:

	For the Nine Months Ended September 30, (Amounts in Thousands)
	2019
	As
	Previously		As
	Reported	Revision	Revised
Net income	$15,247	$(747)	$14,500
Deferred income taxes	372	(267)	105
Accounts receivable	(22,291)	2,334	(19,957)
Accrued expenses and other long-term liabilities	(2,084)	(1,320)	(3,404)
Net cash provided by operating activities	$8,084	$—	$8,084

4. Leases

We have historically entered into operating leases for local branches, our corporate headquarters and certain equipment. The Company’s current leases have expiration dates through 2031. Certain of our arrangements have free rent periods and/or escalating rent payment provisions. We recognize rent expense on a straight-line basis over the lease term. Certain of the Company’s leases include termination options and renewal options for periods ranging from one to five years. Because we are not reasonably certain to exercise these renewal options, the options generally are not considered in determining the lease term, and payments associated with the option years are excluded from lease payments.

When available, we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement.

Amounts reported in the Company’s Unaudited Condensed Consolidated Balance Sheets as of September 30, 2020 and Audited Consolidated Balance Sheets as of December 31, 2019 for our operating leases were as follows:

	September 30, 2020	December 31, 2019
	(Amounts in Thousands)
Operating lease assets, net	$35,842	$21,111

Short-term operating lease liabilities (in accrued expenses)	8,057	7,234
Long-term operating lease liabilities	33,977	14,301
Total operating lease liabilities	$42,034	$21,535

The Company signed an eleven-year lease agreement to expand its Frisco corporate headquarters from 31,000 square feet to approximately 75,000 square feet which resulted in an increase in the operating lease asset, net, and operating lease liability by approximately $17.3 million and $22.2 million, respectively, during the three and nine months ended September 30, 2020.

Lease Costs

Components of lease cost were reported in general and administrative expenses in the Company’s Unaudited Condensed Consolidated Statements of Income as follows:

	For the Three Months Ended September 30, (Amounts in Thousands)		For the Nine Months Ended September 30, (Amounts in Thousands)
	2020	2019	2020	2019
Operating lease costs	$2,285	$1,897	$6,524	$5,101
Short-term lease costs	147	222	575	382
Total lease cost	$2,432	$2,119	$7,099	$5,483

Lease Term and Discount Rate

Weighted average remaining lease terms and discount rates were as follows:

	September 30, 2020	December 31, 2019
Operating leases:
Weighted average remaining lease term	7.24	3.42
Weighted average discount rate	4.33%	5.14%

Maturity of Lease Liabilities

A summary of our remaining operating lease payments as of September 30, 2020 were as follows:

Operating Leases
(Amounts in Thousands)
Due in the 12-month period ended September 30,
2021	$9,176
2022	8,704
2023	6,366
2024	4,704
2025	3,549
Thereafter	16,783
Total future minimum rental commitments	49,282
Less: Imputed interest	(7,248)
Total lease liabilities	$42,034

Supplemental cash flows information

	For the Nine Months Ended September 30, (Amounts in Thousands)
	2020	2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,472	$5,393

Right-of-use assets, net obtained in exchange for lease obligations:
Operating leases	21,399	5,536

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

A Plus Health Care

On July 1, 2020, we completed the acquisition of A Plus Health Care, Inc. (“A Plus”). The purchase price was approximately $12.2 million plus the amount of excess cash held by A Plus at closing (approximately $2.8 million). The purchase of A Plus was funded with the Company’s available cash. With the purchase of A Plus, the Company expanded its personal care services in the state of Montana. The related acquisition costs were $0.3 million for the three and nine months ended September 30, 2020. These costs were included in general and administrative expenses on the Unaudited Condensed Consolidated Statements of Income and were expensed as incurred.

Based upon management’s valuations, which are preliminary and subject to completion of working capital adjustments, the fair values of the assets and liabilities are as follows:

Total (Amounts in Thousands)
Goodwill	$11,252
Identifiable intangible assets	1,523
Cash	2,819
Accounts receivable	1,075
Operating lease assets, net	180
Other assets	23
Accounts payable	(18)
Accrued expenses	(202)
Accrued payroll	(303)
Current portion of long-term debt	(577)
Long-term debt	(1,145)
Long-term operating lease liabilities	(100)
Total purchase price	$14,527

Identifiable intangible assets acquired included $1.4 million in trade names with an estimated useful life of fifteen years. The preliminary estimated fair value of identifiable intangible assets was determined with the assistance of a valuation specialist, using Level 3 inputs as defined under ASC Topic 820. The fair value analysis and related valuations reflect the conclusions of management. All estimates, key assumptions, and forecasts were either provided by or reviewed by the Company. The goodwill and intangible assets acquired are deductible for tax purposes.

The A Plus acquisition accounted for $2.6 million of net service revenues and $0.5 million of operating income for the three and nine months ended September 30, 2020, respectively.

Hospice Partners

On October 1, 2019, the Company completed the acquisition of the assets of Hospice Partners of America, LLC (“Hospice Partners”). The purchase price was approximately $135.6 million. The purchase of Hospice Partners was funded through a portion of the net proceeds of our public offering of an aggregate 2,300,000 shares of common stock, par value $0.001 per share, including 300,000 shares of common stock sold pursuant to the exercise in full by the underwriters of their option to purchase additional shares at a public offering price of $79.50 per share, which the Company completed on September 9, 2019 (the “Public Offering”). With the purchase of Hospice Partners, we expanded our hospice operations through 21 locations in Idaho, Kansas, Missouri, Oregon, Texas and Virginia. The related integration costs were $1.5 million for the nine months ended September 30, 2020. These costs were included in general and administrative expenses on the Unaudited Condensed Consolidated Statements of Income and were expensed as incurred.

Based upon management’s final valuations, the fair values of the assets and liabilities are as follows:

Total (Amounts in Thousands)
Goodwill	$111,674
Identifiable intangible assets	18,090
Cash	5,489
Property and equipment	164
Accounts receivable	6,411
Operating lease assets, net	2,425
Other assets	702
Accounts payable	(1,737)
Accrued expenses	(3,503)
Accrued payroll	(1,110)
Deferred tax liability	(1,422)
Long-term operating lease liabilities	(1,615)
Total purchase price	$135,568

Identifiable intangible assets acquired consist of $9.5 million in trade names with estimated useful lives of fifteen years, $2.5 million in non-competition agreements with estimated useful lives of three to five years and $6.1 million of indefinite lived state licenses. The estimated fair value of identifiable intangible assets was determined with the assistance of a valuation specialist, using Level 3 inputs as defined under ASC Topic 820. The fair value analysis and related valuations reflect the conclusions of management. All estimates, key assumptions, and forecasts were either provided by or reviewed by the Company. The goodwill and intangible assets acquired are deductible for tax purposes.

The Hospice Partners acquisition accounted for $13.0 million and $40.3 million of net service revenues and $3.5 million and $9.5 million of operating income for the three and nine months ended September 30, 2020, respectively.

Alliance Home Health Care

On August 1, 2019, the Company completed the acquisition of all of the assets of Alliance Home Health Care (“Alliance”). The purchase price was approximately $23.5 million. The purchase of Alliance was funded through the Company’s revolving credit facility and available cash. With the purchase of Alliance, the Company expanded its personal care, home health and hospice operations in the state of New Mexico. The related acquisition costs were $0.3 million for the three and nine months ended September 30, 2019. The related integration costs were $0.2 million for the nine months ended September 30, 2020. These costs were included in general and administrative expenses on the Unaudited Condensed Consolidated Statements of Income and were expensed as incurred.

Based upon management’s final valuations, the fair values of the assets and liabilities are as follows:

Total (Amounts in Thousands)
Goodwill	$17,062
Identifiable intangible assets	5,422
Cash	177
Accounts receivable	1,754
Accounts payable	(316)
Other liabilities	(641)
Total purchase price	$23,458

Identifiable intangible assets acquired consist of $1.1 million in state licenses, subject to amortization, with an estimated useful life of ten years and $4.3 million of indefinite lived state licenses. The estimated fair value of identifiable intangible assets was determined with the assistance of a valuation specialist, using Level 3 inputs as defined under ASC Topic 820. The fair value analysis and related valuations reflect the conclusions of management. All estimates, key assumptions, and forecasts were either provided by or reviewed by the Company. The goodwill and intangible assets acquired are deductible for tax purposes.

The Alliance acquisition accounted for $3.3 million and $3.4 million of net service revenues for the three months ended September 30, 2020 and 2019, respectively, and $12.0 million and $3.4 million for the nine months ended September 30, 2020 and 2019, respectively. Operating income accounted for $0.7 million and $0.8 million for the three months ended September 30, 2020 and 2019, respectively, and $2.7 million and $0.8 million for the nine months ended September 30, 2020 and 2019, respectively.

VIP Health Care Services

On June 1, 2019, the Company completed the acquisition of all of the assets of VIP Health Care Services (“VIP”). The purchase price was approximately $29.9 million. The purchase of VIP was funded through a combination of the Company’s delayed draw term loan portion of its credit facility and available cash. With the purchase of VIP, the Company expanded its personal care operations in the state of New York and into the New York City metropolitan area. The related acquisition costs were $0.3 million for the nine months ended September 30, 2019. The related integration costs were $0.2 million for the nine months ended September 30, 2020, and $0.2 million and $0.3 million for the three and nine months ended September 30, 2019, respectively. These costs were included in general and administrative expenses on the Unaudited Condensed Consolidated Statements of Income and were expensed as incurred.

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

Identifiable intangible assets acquired consist of $10.7 million in state licenses, subject to amortization, and $4.7 million in customer relationships, with estimated useful lives of six and eight years, respectively. The estimated fair value of identifiable intangible assets was determined with the assistance of a valuation specialist, using Level 3 inputs as defined under ASC Topic 820. The fair value analysis and related valuations reflect the conclusions of management. All estimates, key assumptions, and forecasts were either provided by or reviewed by the Company. The goodwill and intangible assets acquired are deductible for tax purposes.

The VIP acquisition accounted for $9.7 million and $13.2 million of net service revenues for the three months ended September 30, 2020 and 2019, respectively, and $30.5 million and $17.6 million for the nine months ended September 30, 2020 and 2019, respectively, and $0.4 million of operating loss for each of the three months ended September 30, 2020 and 2019, and $1.1 million and $0.1 million of operating loss for the nine months ended September 30, 2020 and 2019, respectively.

The following table contains unaudited pro forma condensed consolidated income statement information of the Company for the three and nine months ended September 30, 2020 and 2019 as if each of the acquisitions of Hospice Partners, Alliance, VIP and A Plus closed on January 1, 2019.

	For the Three Months Ended September 30, (Amounts in Thousands)		For the Nine Months Ended September 30, (Amounts in Thousands)
	2020	2019	2020	2019
Net service revenues	$193,987	$187,846	$573,917	$541,646
Operating income from continuing operations	12,269	9,291	32,136	26,328
Net income from continuing operations	9,458	6,922	25,663	20,518
Net income per common share from continuing operations
Basic income per share	$0.61	$0.50	$1.65	$1.55

The pro forma disclosures in the table above include adjustments for amortization of intangible assets, tax expense and acquisition costs to reflect results that are more representative of the combined results of the transactions as if Hospice Partners, Alliance, VIP and A Plus had been acquired effective January 1, 2019. This pro forma information is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred. In addition, future results may vary significantly from the results reflected in the pro forma information. The unaudited pro forma financial information does not reflect the impact of future events that may occur after the acquisition, such as anticipated cost savings from operating synergies.

6. Goodwill and Intangible Assets

A summary of the goodwill activity for the nine months ended September 30, 2020 is provided below:

	Goodwill
	Personal Care	Hospice	Home Health	Total
	(Amounts in Thousands)
Goodwill as of December 31, 2019	$126,577	$146,983	$1,808	$275,368
Additions for acquisition	11,252	—	—	11,252
Divestiture	—	(1,167)	—	(1,167)
Adjustments to previously recorded goodwill	1,438	(322)	(17)	1,099
Goodwill as of September 30, 2020	$139,267	$145,494	$1,791	$286,552

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

The Company recognized goodwill in the personal care segment of $11.3 million related to the acquisition of A Plus during the nine months ended September 30, 2020. For the three and nine months ended September 30, 2020, adjustments to previously recorded goodwill are primarily adjustments to accounts receivable based on the final valuations for the acquisitions of Hospice Partners, Alliance and VIP. During the nine months ended September 30, 2020, the Company divested certain branches and their related net assets including $1.2 million of related goodwill. The Company recognized $0.3 million loss on the disposition, reflected as a reduction in general and administrative expense for the nine months ended September 30, 2020.

The carrying amount and accumulated amortization of each identifiable intangible asset category consisted of the following as of September 30, 2020:

	Customer and referral relationships	Trade names and trademarks	Non- competition agreements	State Licenses	Total
	(Amounts in Thousands)
Intangible assets with indefinite lives	—	—	—	13,296	13,296
Intangible assets subject to amortization:
Gross carrying amount	48,028	31,946	4,655	12,164	96,793
Accumulated amortization	(37,263)	(14,671)	(2,716)	(2,566)	(57,216)
Intangible assets subject to amortization, net	10,765	17,275	1,939	9,598	39,577
Total intangible assets at September 30, 2020	$10,765	$17,275	$1,939	$22,894	$52,873

During the nine months ended September 30, 2020, the Company acquired a trade name of $1.4 million related to the acquisition of A Plus. Amortization expense related to identifiable intangible assets amounted to $1.7 million and $5.3 million for the three and nine months ended September 30, 2020, respectively, and $1.8 million and $4.4 million for the three and nine months ended September 30, 2019, respectively. The weighted average remaining lives of identifiable intangible assets as of September 30, 2020 is 8.7 years.

7. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consisted of the following:

	September 30, 2020	December 31, 2019
	(Amounts in Thousands)
Income tax receivable	$2,533	$—
Workers’ compensation insurance receivable	2,186	1,989
Prepaid workers' compensation and liability insurance	1,792	2,040
Health insurance receivable	426	1,567
Other	3,489	2,397
Total prepaid expenses and other current assets	$10,426	$7,993

Accrued expenses consisted of the following:

	September 30, 2020	December 31, 2019
	(Amounts in Thousands)
Accrued payroll taxes (1)	$8,448	$1,843
Current portion of operating lease liabilities	8,057	7,234
Accrued health insurance	4,413	4,140
Accrued professional fees	3,135	2,517
Other	9,342	6,695
Total accrued expenses	$33,395	$22,429

(1)

The Company deferred $7.1 million of payroll taxes in connection to a provision included in the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), see Note 10 to the Notes to Consolidated Financial Statements for additional information.

8. Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2020	December 31, 2019
	(Amounts in Thousands)
Revolving loan under the credit facility	$43,458	$43,458
Term loan under the credit facility	18,375	18,865
Other debt	1,722	—
Financing leases	—	21
Less unamortized issuance costs	(1,899)	(2,452)
Total	$61,656	$59,892
Less current maturities	(2,095)	(728)
Long-term debt	$59,561	$59,164

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

The Credit Agreement contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The Credit Agreement also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum Interest Coverage Ratio (as defined in the Credit Agreement), a requirement to stay below a maximum Total Net Leverage Ratio (as defined in the Credit Agreement) and a requirement to stay below a maximum permitted amount of capital expenditures, as well as restrictions on guarantees, indebtedness, liens, investments and loans, subject to customary carve outs, a restriction on dividends (provided that Addus HealthCare may make distributions to the Company in an amount that does not exceed $7.5 million in any year absent of an event of default, plus limited exceptions for tax and administrative distributions), a restriction on the ability to consummate acquisitions (without the consent of the lenders) under its credit facility subject to compliance with the Total Net Leverage Ratio (as defined in the Credit Agreement thresholds), restrictions on mergers, dispositions of assets, and affiliate transactions, and restrictions on fundamental changes and lines of business. As of September 30, 2020, the Company was in compliance with all financial covenants under the Credit Agreement.

During the nine months ended September 30, 2020, the Company had no draws under its credit facility.

As of September 30, 2020, the Company had a total of $43.4 million of revolving loans, with an interest rate of 1.89% and $18.4 million of term loans, with an interest rate of 1.89%, outstanding on its credit facility. After giving effect to the amount drawn on its credit facility, approximately $9.3 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA (as defined in the Credit Agreement), the Company had $219.0 million available for borrowing under its credit facility.

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

9. Income Taxes

The effective income tax rates are 23.6% and 24.4% for the three months ended September 30, 2020 and 2019, respectively. For the three months ended September 30, 2020 and 2019, the difference between our federal statutory and effective income tax rates was principally due to the inclusion of state taxes and non-deductible compensation, partially offset by an excess tax benefit and the use of federal employment tax credits.

The effective income tax rates are 20.5% and 21.3% for the nine months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, the difference between our federal statutory and effective income tax rates was principally due to the inclusion of an excess tax benefit and the use of federal employment tax credits partially offset by state taxes and non-deductible compensation. The excess tax benefit is a discrete item, related to the vesting of equity shares, which requires the Company to recognize the benefit fully in the period. An excess tax benefit results if the Company’s income tax deduction exceeds the cumulative costs of the award recognized on the Unaudited Condensed Consolidated Statements of Income.

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

Government Actions to Mitigate COVID-19’s Impact

On January 31, 2020, the Secretary of the U.S. Department of Health and Human Services (“HHS”) declared a national public health emergency due to a novel coronavirus. In March 2020, the World Health Organization declared the outbreak of COVID-19, a disease caused by this novel coronavirus, a pandemic. This disease has spread throughout the United States and other parts of the world, and COVID-19 cases have recently been increasing in the United States and Europe. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic as the situation continues to rapidly evolve.

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

In April 2020, the Company received grants in an aggregate principal amount of $6.9 million, for which it did not apply, from the Relief Fund as part of the automatic general distributions by HHS. The Company returned these funds in June 2020. The CARES Act includes provisions relating to refundable payroll tax credits, deferral of the employer portion of certain payroll taxes, net operating loss carrybacks, and other areas. The payroll tax deferral requires that the deferred payroll taxes be paid over two years, with half of the amount required to be paid by December 31, 2021 and the other half by December 31, 2022. The Company elected to defer payroll taxes during the quarter ended June 30, 2020 and ceased the deferral election effective June 30, 2020. The Company deferred $7.1 million of payroll taxes, which are included in accrued expenses in the Company’s Unaudited Condensed Consolidated Balance Sheets at September 30, 2020.

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

The tables below set forth information about the Company’s reportable segments for the three and nine months ended September 30, 2020 and 2019 along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements. Segment assets are not reviewed by the Company’s chief operating decision maker function and therefore are not disclosed below.

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

	For the Three Months Ended September 30, 2020
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$165,916	$23,986	$4,085	$193,987
Cost of services revenues	124,493	10,508	2,685	137,686
Gross profit	41,423	13,478	1,400	56,301
General and administrative expenses	14,837	5,904	925	21,666
Segment operating income	$26,586	$7,574	$475	$34,635

	For the Three Months Ended September 30, 2019
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$153,753	$10,874	$4,366	$168,993
Cost of services revenues	115,504	5,495	2,818	123,817
Gross profit	38,249	5,379	1,548	45,176
General and administrative expenses	14,737	1,824	844	17,405
Segment operating income	$23,512	$3,555	$704	$27,771

	For the Three Months Ended September 30,
	2020	2019
	(Amounts in Thousands)
Segment reconciliation:
Total segment operating income	$34,635	$27,771

Items not allocated at segment level:
Other general and administrative expenses	19,067	17,680
Depreciation and amortization	3,045	2,756
Interest income	(87)	(786)
Interest expense	680	866
Income before income taxes	$11,930	$7,255

	For the Nine Months Ended September 30, 2020
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$482,849	$73,723	$12,207	$568,779
Cost of services revenues	359,344	33,749	8,553	401,646
Gross profit	123,505	39,974	3,654	167,133
General and administrative expenses	45,042	18,658	2,831	66,531
Segment operating income	$78,463	$21,316	$823	$100,602

	For the Nine Months Ended September 30, 2019
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$419,124	$27,228	$10,063	$456,415
Cost of services revenues	314,329	13,587	6,803	334,719
Gross profit	104,795	13,641	3,260	121,696
General and administrative expenses	40,053	4,962	2,187	47,202
Segment operating income	$64,742	$8,679	$1,073	$74,494

	For the Nine Months Ended September 30,
	2020	2019
	(Amounts in Thousands)
Segment reconciliation:
Total segment operating income	$100,602	$74,494

Items not allocated at segment level:
Other general and administrative expenses	58,939	46,907
Depreciation and amortization	8,872	7,365
Interest income	(576)	(1,096)
Interest expense	2,309	2,164
Income before income taxes	$31,058	$19,154

12. Significant Payors

For the three and nine months ended September 30, 2020 and 2019, the Company’s revenue by payor type was as follows:

	Personal Care
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020		2019		2020		2019
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
State, local and other governmental programs	$85,344	51.5%	$75,176	48.9%	$242,751	50.3%	$221,450	52.8%
Managed care organizations	71,700	43.2	68,438	44.5	213,087	44.1	170,004	40.6
Private pay	5,193	3.1	5,720	3.7	15,449	3.2	15,912	3.8
Commercial insurance	2,498	1.5	2,683	1.8	7,468	1.5	6,569	1.6
Other	1,181	0.7	1,736	1.1	4,094	0.9	5,189	1.2%
Total personal care segment net service revenues	$165,916	100.0%	$153,753	100.0%	$482,849	100.0%	$419,124	100.0

	Hospice
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020		2019		2020		2019
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$22,404	93.4%	$10,045	92.4%	$68,372	92.8%	$25,243	92.7%
Managed care organizations	1,130	4.7	584	5.4	3,710	5.0	1,419	5.2
Other	452	1.9	245	2.2	1,641	2.2	566	2.1
Total hospice segment net service revenues	$23,986	100.0%	$10,874	100.0%	$73,723	100.0%	$27,228	100.0%

	Home Health
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020		2019		2020		2019
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$3,188	78.0%	$3,338	76.5%	$9,667	79.2%	$7,948	79.0%
Managed care organizations	829	20.3	959	22.0	2,325	19.0	1,872	18.6
Other	68	1.7	69	1.5	215	1.8	243	2.4
Total home health segment net service revenues	$4,085	100.0%	$4,366	100.0%	$12,207	100.0%	$10,063	100.0%

The Company derives a significant amount of its revenue from its operations in Illinois, New York and New Mexico. The percentages of segment revenue for each of these significant states for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Personal Care
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020		2019		2020		2019
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Illinois	$74,448	44.9%	$61,633	40.1%	$215,047	44.6%	$178,449	42.5%
New York	28,381	17.1	34,730	22.6	87,463	18.1	75,330	18.0
New Mexico	21,878	13.2	19,559	12.7	64,402	13.3	54,701	13.1
All other states	41,209	24.8	37,831	24.6	115,937	24.0	110,644	26.4
Total personal care segment net service revenues	$165,916	100.0%	$153,753	100.0%	$482,849	100.0%	$419,124	100.0%

	Hospice
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020		2019		2020		2019
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
New Mexico	$10,979	45.8%	$10,874	100.0%	$33,431	45.3%	$27,228	100.0%
All other states	13,007	54.2	—	—	40,292	54.7	—	—
Total hospice segment net service revenues	$23,986	100.0%	$10,874	100.0%	$73,723	100.0%	$27,228	100.0%

	Home Health
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020		2019		2020		2019
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
New Mexico	$4,085	100.0%	$4,366	100.0%	$12,207	100.0%	$10,063	100.0%
Total home health segment net service revenues	$4,085	100.0%	$4,366	100.0%	$12,207	100.0%	$10,063	100.0%

A substantial portion of the Company’s revenue and accounts receivable are derived from services performed for federal, state and local governmental agencies. We derive a significant amount of our net service revenues in Illinois, which represented 38.5%, and 36.4% of our net service revenues for the three months ended September 30, 2020, and 2019, respectively and accounted for 37.8% and 39.1% of our net service revenues for the nine months ended September 30, 2020 and 2019, respectively. The Illinois Department on Aging, the largest payor program for the Company’s Illinois personal care operations, accounted for 22.9% and 22.1% of the Company’s net service revenues for the three months ended September 30, 2020 and 2019, respectively, and accounted for 23.1% and 26.0% of the Company’s net service revenues for the nine months ended September 30, 2020 and 2019, respectively.

The related receivables due from the Illinois Department on Aging represented 18.5% and 25.1% of the Company’s net accounts receivable at September 30, 2020 and December 31, 2019, respectively.

13. Subsequent Events

On November 1, 2020, we completed the acquisition of County Homemakers Incorporated (“County Homemakers”) for approximately $14.6 million, with funding provided by cash on hand. With the purchase of County Homemakers, we expanded our personal care services in the state of Pennsylvania. The Company is currently assessing the fair value of identifiable net assets acquired.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements about our business and operations. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words like “believes,” “belief,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “would,” “should” and similar expressions are intended to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the anticipated impact to our business operations with respect to developments related to the COVID-19 pandemic, including, without limitation, those related to the length and severity of the pandemic, as well as the timing and availability of effective medical treatments and vaccines; the pandemic’s impact on our business operations, reimbursement and our consumer population; measures we are taking to respond to the pandemic; the impact of government regulation and stimulus measures, including the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), Paycheck Protection Program and Health Care Enhancement Act (“PPPHCE Act”) and other enacted legislation; increased expenses related to personal protective equipment, labor, supply chain, or other expenditures; and workforce disruptions and supply shortages and disruptions; uncertainty regarding the implementation of the CARES Act, the PPPHCE Act, and any other future stimulus measures related to COVID-19; changes in operational and reimbursement processes and payment structures at the state or federal levels; changes in Medicaid, Medicare, other government program and managed care organizations policies and payment rates; changes in, or our failure to comply with, existing, federal and state laws or regulations, or our failure to comply with new government laws or regulations on a timely basis; competition in the healthcare industry; the geographical concentration of our operations; changes in the case mix of consumers and payment methodologies; operational changes resulting from the assumption by managed care organizations of responsibility for managing and paying for our services to consumers; the nature and success of future financial and/or delivery system reforms; changes in estimates and judgments associated with critical accounting policies; our ability to maintain or establish new referral sources; our ability to renew significant agreements or groups of agreements; our ability to attract and retain qualified personnel; federal, city and state minimum wage pressure, including any failure of Illinois or any other governmental entity to enact a minimum wage offset and/or the timing of any such enactment; changes in payments and covered services due to the overall economic conditions, including economic and business conditions resulting from the COVID-19 pandemic, and deficit spending by federal and state governments; cost containment initiatives undertaken by state and other third-party payors; our ability to access financing through the capital and credit markets; our ability to meet debt service requirements and comply with covenants in debt agreements; business disruptions due to natural disasters, acts of terrorism, pandemics, riots, civil insurrection or social unrest, looting, protests, strikes or street demonstrations; our ability to integrate and manage our information systems; our expectations regarding the size and growth of the market for our services; the acceptance of privatized social services; our expectations regarding changes in reimbursement rates; eligibility standards and limits on services imposed by state governmental agencies; the potential for litigation; discretionary determinations by government officials; our ability to successfully implement our business model to grow our business; our ability to continue identifying, pursuing, consummating and integrating acquisition opportunities and expand into new geographic markets; the impact of acquisitions and dispositions on our business, including the potential inability to realize the benefits of the acquisition of Hospice Partners; the potential impact of the discontinuation or modification of LIBOR; the effectiveness, quality and cost of our services; our ability to successfully execute our growth strategy; changes in tax rates; the impact of public health emergencies; the impact of inclement weather or natural disasters, including the COVID-19 pandemic; and various other matters, many of which are beyond our control. In addition, the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2019, filed on August 10, 2020 may result in these differences. You should carefully review all of these factors. These forward-looking statements were based on information, plans and estimates at the date of this report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes, except as may be required by law.

Overview

The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2019 have been revised to correct prior period errors as discussed in Note 3, “Revision of Previously Issued Financial Statements” to the Notes to Consolidated Financial Statements and in Note 2, “Revision of Previously Issued Financial Statements” and Note 17, “Unaudited Summarized Quarterly Financial Information” to our consolidated financial statements included in Part II, Item 8—“Financial Statements and Supplementary Data,” of our Annual Report on Form 10-K for the period ended December 31, 2019, filed on August 10, 2020. Accordingly, this MD&A reflects the impact of those revisions.

We are a home care services provider operating in three segments: personal care, hospice, and home health. Our services are provided in-home under agreements with federal, state and local government agencies, managed care organizations, commercial insurers and private individuals. Our consumers are predominantly “dual eligible,” meaning they are eligible to receive both Medicare and Medicaid benefits. Managed care revenues accounted for 38.0% and 41.4% of our revenue during the three months ended September 30, 2020 and 2019, respectively, and 38.5% and 38.0% of our revenue during the nine months ended September 30, 2020 and 2019, respectively.

A summary of our financial results for the three and nine months ended September 30, 2020 and 2019 is provided in the table below.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(Amounts in Thousands)		(Amounts in Thousands)
Net service revenues - continuing operations	$193,987	$168,993	$568,779	$456,415
Net income from continuing operations	9,119	5,486	24,684	15,074
Net loss from discontinued operations	—	(574)	—	(574)
Net income	$9,119	$4,912	$24,684	$14,500

As of September 30, 2020, we provided our services in 24 states through 193 offices. For the nine months ended September 30, 2020 and 2019, we served approximately 59,000 and 57,000 discrete individuals, respectively. Our personal care segment also includes staffing services, with clients including assisted living facilities, nursing homes and hospice facilities.

COVID-19 Pandemic

On January 31, 2020, the HHS Secretary declared a national public health emergency due to a novel coronavirus. In March 2020, the World Health Organization declared the outbreak of COVID-19, the disease caused by this novel coronavirus, a pandemic. This disease has spread throughout the United States and other parts of the world, with a recent increase in cases in the United States and Europe. State and local governments, together with public health officials, have recommended and mandated precautions to mitigate the spread of the virus, including closures of and limitations on public facilities, parks, schools, restaurants, many businesses and other locations of public assembly. As a result, COVID-19 has significantly affected overall economic conditions in the United States. Although many of the restrictions have eased across the country, some areas are re-imposing closures and other restrictions as a result of increasing rates of COVID-19 infection. The FDA continues to facilitate the development of therapeutics to combat COVID-19 as well as provide oversight for the development of a vaccine. There are no reliable estimates of how long the pandemic will last, how many people are likely to be affected by it or the duration or types of restrictions that will be imposed or re-imposed as the situation is continuously evolving. For that reason, we are unable to predict the long-term impact of the pandemic on our business at this time.

We continue to monitor the impacts on our operations, and have taken precautions intended to minimize the risk to our employees and patients. We have created a COVID-19 Response Team that is responsible for creating and communicating policy, training and the latest COVID-19 updates to all employees. Most employees in our headquarters in Frisco, TX, and in Downers’ Grove, IL, continue to work remotely, and do not believe this arrangement has had a material impact on our ability to maintain business operations.

For the three and nine months ended September 30, 2020, COVID-19 related costs were approximately $2.5 million and $4.8 million, respectively, which were mostly offset by temporary rate increases from certain payors, in our personal care segment, of $1.8 million and $3.6 million during the three and nine months ended September 30, 2020. As of September 30, 2020, $3.0 million of payments received from payors for COVID-19 reimbursements have been recorded as deferred revenue and will be recognized as we incur related expenses on behalf of the payor. Three of our primary markets, New Mexico, New York and Illinois, have been significantly affected by the pandemic, with high numbers of cases reported. However, relevant authorities have universally designated our services as “essential services,” exempting our services and service providers from many of the restrictions described above. In addition, the impact of the restrictions on the Company’s operations for our consumer population has been minimal. For example, in our personal care services segment, we provide non-medical assistance with activities of daily living, primarily to persons who are at increased risk of hospitalization or institutionalization, such as the elderly, chronically ill or disabled. Most of these consumers are largely confined to their homes, and a significant number of our caregivers provide services to only one consumer, often a family member. We have implemented several new procedures to further reduce the risk of COVID-19 transmission, including a new screening process for both the caregiver and the consumer and the expansion of the use of personal protective equipment from our hospice and home health segments to include our personal care segment. We are not able to reasonably predict the total amount of costs we will incur related to the COVID-19 pandemic, and such costs could be substantial. According to the Centers for Disease Control and Prevention, older adults and people with certain underlying medical conditions are at a higher risk for serious illness from COVID-19.

Prior to the widespread impacts of COVID-19, the primary limitation on our growth had been the difficulty to attract and retain sufficient caregivers in an environment of very low unemployment rates. Under the CARES Act, all states provide 13 additional weeks of federally funded Pandemic Emergency Unemployment Assistance benefits to people who exhaust their regular state benefits, followed by additional weeks of federally funded unemployment benefits in states with high unemployment (up to 13 or 20 weeks depending on state laws). With the widespread adverse impacts of the COVID-19 pandemic on the hospitality and other labor-intensive industries, we believe we will have an opportunity to increase our hiring of new caregivers. However, in the near term, the enhanced unemployment benefits offered by several states have suppressed the opportunity to tap into this new pool of potential caregivers in these states. For example in September 2020, the state of New York announced the Lost Wages Assistance (“LWA”) program, which provides an additional $300 in weekly benefits to unemployed individuals.

For the three and nine months ended September 30, 2020, the COVID-19 pandemic had limited impact on our reimbursements. Although we experienced some consumers suspending their personal care services due to health concerns, many of these consumers resumed our services within weeks. This reduction was partially offset by an increase in demand for our services by patients recovering from COVID-19 who have been released from the hospital but are still suffering lingering effects of the virus.

The economic slowdown caused by the COVID-19 pandemic pose significant risks to states’ budgets for the 2021 fiscal year, which began July 1 in most states. Depending on the severity and length of a downturn, sales tax collections and income tax withholdings could continue to be depressed in fiscal 2021 and, potentially, future fiscal years. States could face significant fiscal challenges and may have no choice but to revise their revenue forecasts and adjust their budgets for fiscal 2021 and, potentially, future fiscal years, accordingly. Indeed, Illinois, New York and New Mexico, our top three markets, have revised revenue estimates down for the 2021 fiscal year. In New York, which started its fiscal year April 1, the state comptroller recently estimated that the state would collect at least $10 billion less than originally forecasted, the first year-to-year cut since 2011. The current New York fiscal plan authorizes the state of New York to issue up to $8 billion in short-term bonds to provide funds in case of reduced revenues during the fiscal year. The state issued $1.1 billion of bonds on October 28, 2020. The New York fiscal plan also allows two state authorities to provide the state with a $3 billion line of credit in the new fiscal year. Congress could provide additional relief with additional stimulus and relief legislation, including extension of unemployment benefits and relief for states. We cannot determine the impact that COVID-19 may have on states budgets for 2021 or beyond, however, such impacts could have a material adverse effect on our financial condition, results of operations and cash flows.

At September 30, 2020, we had $170.3 million of cash on hand and $219.0 million of available, unused committed capacity under our credit facility. Our credit facility requires us to maintain a total net leverage ratio not exceeding 3.75:1.00. As of September 30, 2020, our total net leverage ratio was zero. Although we believe our liquidity position remains strong, we can provide no assurance that we will remain in compliance with the covenants in our Credit Agreement, and in the future, it may prove necessary to seek an amendment with the bank lending group under our credit facility. The COVID-19 pandemic has resulted in, and may continue to result in, significant disruption of financial and capital markets, and there can be no assurance that we will be able to raise additional funds on terms acceptable to us, if at all.

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

On July 1, 2020, we completed the acquisition of A Plus for approximately $12.2 million plus the amount of excess cash held by A Plus at closing (approximately $2.8 million), with funding provided by cash on hand. With the purchase of A Plus, we expanded our personal care services in the state of Montana.

On November 1, 2020, we completed the acquisition of County Homemakers for approximately $14.6 million, with funding provided by cash on hand. With the purchase of County Homemakers, we expanded our personal care services in the state of Pennsylvania. The Company is currently assessing the fair value of identifiable net assets acquired.

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

For the three and nine months ended September 30, 2020 and 2019, our revenue by payor and significant states by segment were as follows:

	Personal Care
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020		2019		2020		2019
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
State, local and other governmental programs	$85,344	51.5%	$75,176	48.9%	$242,751	50.3%	$221,450	52.8%
Managed care organizations	71,700	43.2	68,438	44.5	213,087	44.1	170,004	40.6
Private pay	5,193	3.1	5,720	3.7	15,449	3.2	15,912	3.8
Commercial insurance	2,498	1.5	2,683	1.8	7,468	1.5	6,569	1.6
Other	1,181	0.7	1,736	1.1	4,094	0.9	5,189	1.2%
Total personal care segment net service revenues	$165,916	100.0%	$153,753	100.0%	$482,849	100.0%	$419,124	100.0

	Hospice
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020		2019		2020		2019
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$22,404	93.4%	$10,045	92.4%	$68,372	92.8%	$25,243	92.7%
Managed care organizations	1,130	4.7	584	5.4	3,710	5.0	1,419	5.2
Other	452	1.9	245	2.2	1,641	2.2	566	2.1
Total hospice segment net service revenues	$23,986	100.0%	$10,874	100.0%	$73,723	100.0%	$27,228	100.0%
New Mexico	$10,979	45.8%	$10,874	100.0%	$33,431	45.3%	$27,228	100.0%
All other states	13,007	54.2	—	—	40,292	54.7	—	—
Total hospice segment net service revenues	$23,986	100.0%	$10,874	100.0%	$73,723	100.0%	$27,228	100.0%

	Home Health
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020		2019		2020		2019
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$3,188	78.0%	$3,338	76.5%	$9,667	79.2%	$7,948	79.0%
Managed care organizations	829	20.3	959	22.0	2,325	19.0	1,872	18.6
Other	68	1.7	69	1.5	215	1.8	243	2.4
Total Home Health segment net service revenues	$4,085	100.0%	$4,366	100.0%	$12,207	100.0%	$10,063	100.0%
New Mexico	$4,085	100.0%	$4,366	100.0%	$12,207	100.0%	$10,063	100.0%
Total Home Health segment net service revenues	$4,085	100.0%	$4,366	100.0%	$12,207	100.0%	$10,063	100.0%

	Personal Care
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020		2019		2020		2019
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Illinois	$74,448	44.9%	$61,633	40.1%	$215,047	44.6%	$178,449	42.5%
New York	28,381	17.1	34,730	22.6	87,463	18.1	75,330	18.0
New Mexico	21,878	13.2	19,559	12.7	64,402	13.3	54,701	13.1
All other states	41,209	24.8	37,831	24.6	115,937	24.0	110,644	26.4
Total personal care segment net service revenues	$165,916	100.0%	$153,753	100.0%	$482,849	100.0%	$419,124	100.0%

We derive a significant amount of our net service revenues in Illinois, which represented 38.5% and 36.4% of our net service revenues for the three months ended September 30, 2020 and 2019, respectively, and accounted for 37.8% and 39.1% of our net service revenues for the nine months ended September 30, 2020 and 2019, respectively.

A significant amount of our revenue is derived from one payor client, the Illinois Department on Aging, the largest payor program for our Illinois personal care operations, which accounted for 22.9% and 22.1% of our net service revenues for the three months ended September 30, 2020 and 2019, respectively, and accounted for 23.1% and 26.0% of the Company’s net service revenues for the nine months ended September 30, 2020 and 2019, respectively. The Illinois Department on Aging’s payments for non-Medicaid consumers have been delayed in the past and may continue to be delayed in the future due to budget disputes. The state of Illinois did not adopt comprehensive budgets for fiscal years 2016 or 2017, ended June 30, 2016 and June 30, 2017, respectively. On July 6, 2017, the state of Illinois passed a budget for the state fiscal year 2018, which began on July 1, 2017, authorizing the Illinois Department on Aging to pay for our services rendered to non-Medicaid consumers provided in prior fiscal years. On June 4, 2018, the state of Illinois passed a budget for state fiscal year 2019, which began on July 1, 2018. On June 6, 2019, the state of Illinois passed a budget for state fiscal year 2020, which began on July 1, 2019. On June 10, 2020, the state of Illinois passed a budget for the state fiscal year 2021, which will take effect July 1, 2020. In December 2014, the Chicago City Council passed an ordinance that, over a period of years, raised the minimum wage for Chicago workers, resulting in an increase equal to $13 per hour on July 1, 2019, with increases adjusted based on the Consumer Price Index in subsequent years. On November 26, 2019, the Chicago City Council voted to approve additional increases in the Chicago minimum wage to $14 per hour beginning July 1, 2020 and to $15 per hour beginning July 1, 2021.

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

On June 10, 2020, the State of Illinois finalized its fiscal year 2021 budget, with in-home care rates to be increased by 7.1% to $23.40 from $21.84, effective January 1, 2021, contingent upon federal CMS approval.

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

Impact of Changes in Medicare and Medicaid Reimbursement

Home Health

In June 2019, CMS began the Review Choice Demonstration for Home Health Services demonstration in Illinois to identify and prevent fraud, reduce the number of Medicare appeals, and improve provider compliance with Medicare program requirements. The Review Choice Demonstration began phasing in home health agencies in Ohio and Texas in August 2018 and January 2020, respectively. Home health agencies may initially select from the following claims review and approval processes: pre-claim review, post-payment review, or a minimal post-payment review with a 25% payment reduction. Home health agencies that maintain high compliance levels will be eligible for additional, less burdensome options. In March 2020, CMS paused certain claims processing requirements for the Review Choice Demonstration due to the COVID-19 pandemic. CMS announced that it would discontinue exercising enforcement discretion beginning in August 2020, regardless of the status of the public health emergency, and also began phasing in home health agencies in North Carolina and Florida. Following the resumption of the demonstration, MACs will conduct post-payment review on claims that were submitted and paid during the pause. We are currently unable to predict what impact, if any, this program may have on our result of operations or financial position.

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

Hospice

Hospice services provided to Medicare beneficiaries are paid under the Medicare Hospice Prospective Payment System, under which CMS sets a daily rate for each day a patient is enrolled in the hospice benefit. CMS updates these rates each fiscal year. Effective October 1, 2020, CMS increased hospice payment rates by 2.4%. This reflected a 2.4% market basket increase reduced by the multifactor productivity adjustment of 0.04 percentage points as required by the ACA. Additionally, the aggregate cap, which limits the total Medicare reimbursement that a hospice may receive based on an annual per-beneficiary cap amount and the number of Medicare patients served, was updated to $30,683.93 for fiscal year 2021. This amount reflects the hospice payment update of 2.4%. If a hospice’s Medicare payments exceed its aggregate cap, it must repay Medicare the excess amount.

COVID-19 Relief

As a result of the COVID-19 pandemic, federal and state governments have passed legislation, promulgated regulations, and taken other administrative actions intended to assist healthcare providers in providing care to COVID-19 patients and other patients during the public health emergency. These temporary measures include relief from Medicare conditions of participation requirements for healthcare providers, relaxation of licensure requirements for healthcare professionals, relaxation of privacy restrictions for telehealth remote communications, promoting use of telehealth by expanding the scope of services for which Medicare reimbursement is available, and limited waivers of fraud and abuse laws for activities related to COVID-19 during the emergency period. The current federal public health emergency declaration expires January 21, 2021. The HHS Secretary may renew the declaration for successive 90-day periods for as long as the emergency continues to exist and may terminate the declaration whenever he determines that the emergency no longer exists.

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

In addition, the CARES Act expands the Medicare Accelerated and Advance Payment Program to increase cash flow to providers impacted by the COVID-19 pandemic. Hospice and home health providers were able to request an advance or accelerated payment of up to 100% of the Medicare payment amount for a three-month period (not including Medicare Advantage payments). Effective October 8, 2020, CMS is no longer accepting applications for accelerated or advance payments. The Medicare Accelerated and Advanced Payment Program payments are a loan that providers must pay back. Recoupment of these payments was due to begin in August, but CMS has delayed the recoupment process for these payments, based on amended repayment terms imposed by the Continuing Appropriations Act, 2021 and Others Extension Act, enacted October 1, 2020, until one year after payment was issued. Beginning one year from the date payment was issued and continuing for eleven months, Medicare payments owed to providers and suppliers will be recouped at a rate of 25%. After the eleven months end, Medicare payments owed to providers and suppliers will be recouped at a rate of 50% for another six months. After the six months end, a letter for any remaining balance will be issued. If the remaining balance is not paid within thirty days, interest will accrue at a rate of 4%.

The CARES Act also includes other provisions offering financial relief, for example temporarily lifting the Medicare sequester from May 1 through December 31, 2020, which would have otherwise reduced payments to Medicare providers by 2% (but also extending sequestration through 2030). The Medicare sequester relief resulted in an increase of $0.1 million and $0.2 million, respectively, to home health net service revenues and $0.5 million and $0.8 million to hospice net service revenues, respectively, for the three and nine months ended September 30, 2020.

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

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. For the three and nine months ended September 30, 2020 and 2019, the federal statutory rate was 21.0%. The effective income tax rate was 23.6% and 24.4% for the three months ended September 30, 2020 and 2019, respectively. For the three months ended September 30, 2020 and 2019, the difference between our federal statutory and effective income tax rates was principally due to the inclusion of state taxes and non-deductible compensation, partially offset by an excess tax benefit and the use of federal employment tax credits.

The effective income tax rates are 20.5% and 21.3% for the nine months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, the difference between our federal statutory and effective income tax rates was principally due to the inclusion of an excess tax benefit and the use of federal employment tax credits, partially offset by state taxes and non-deductible compensation. The excess tax benefit is a discrete item, related to the vesting of equity shares, which requires us to recognize the benefit fully in the period. An excess tax benefit results if the Company’s income tax deduction exceeds the cumulative costs of the award recognized on the Unaudited Condensed Consolidated Statements of Income.

Results of Operations — Consolidated

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

The following table sets forth, for the periods indicated, our unaudited condensed consolidated results of operations.

	For the Three Months Ended September 30,
	2020		2019		Change
		% Of		% Of
		Net Service		Net Service
	Amount	Revenues	Amount	Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Net service revenues	$193,987	100.0%	$168,993	100.0%	$24,994	14.8%
Cost of service revenues	137,686	71.0	123,817	73.3	13,869	11.2
Gross profit	56,301	29.0	45,176	26.7	11,125	24.6
General and administrative expenses	40,733	21.0	35,085	20.8	5,648	16.1
Depreciation and amortization	3,045	1.6	2,756	1.6	289	10.5
Total operating expenses	43,778	22.6	37,841	22.4	5,937	15.7
Operating income from continuing operations	12,523	6.4	7,335	4.3	5,188	70.7
Interest income	(87)	—	(786)	(0.5)	699	(88.9)
Interest expense	680	0.3	866	0.5	(186)	(21.5)
Total interest expense, net	593	0.3	80	—	513	641.3
Income from continuing operations before income taxes	11,930	6.1	7,255	4.3	4,675	64.4
Income tax expense	2,811	1.4	1,769	1.1	1,042	58.9
Net income from continuing operations	9,119	4.7	5,486	3.2	3,633	66.2
Net loss from discontinued operations	—	—	(574)	(0.3)	574	(100.0)
Net income	$9,119	4.7%	$4,912	2.9%	$4,207	85.6%

Net service revenues increased by 14.8% to $194.0 million for the three months ended September 30, 2020 compared to $169.0 million for the three months ended September 30, 2019. The increase was due to an increase in same store growth of 4.8% and a 7.7% increase in revenues per billable hour for the three months ended September 30, 2020, partially offset by a decrease in average billable census of 1.9% in our personal care segment. In addition, revenue increased by $13.1 million from our hospice segment during the three months ended September 30, 2020, compared to the same period in 2019, partially attributed to the fiscal year 2019 acquisitions of Hospice Partners and Alliance.

Gross profit, expressed as a percentage of net service revenues, increased to 29.0% for the three months ended September 30, 2020, compared to 26.7% for the same period in 2019. The increase was mainly attributed to the acquisition of the relatively higher margin businesses in 2019.

General and administrative expenses increased to $40.7 million for the three months ended September 30, 2020 as compared to $35.1 million for the three months ended September 30, 2019. The increase in general and administrative expenses was primarily due to acquisitions that resulted in an increase in administrative employee wages, taxes and benefit costs of $5.3 million, an increase in data processing of $0.4 million and an increase in rent expense of $0.3 million. In addition, professional fees increased by $1.0 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, partially offset by a decrease in acquisition related costs of $1.6 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. General and administrative expenses, expressed as a percentage of net service revenues increased to 21.0% for the three months ended September 30, 2020, from 20.8% for the three months ended September 30, 2019.

Depreciation and amortization expense increased to $3.0 million from $2.8 million for the three months ended September 30, 2020 and 2019, respectively, primarily due to the increase of intangible assets related to the fiscal year 2019 acquisitions.

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. For the three months ended September 30, 2020 and 2019, the federal statutory rate was 21.0%. The effective income tax rate was 23.6% and 24.4% for the three months ended September 30, 2020 and 2019, respectively. For the three months ended September 30, 2020 and 2019, the difference between our federal statutory and effective income tax rates was principally due to the inclusion of state taxes and non-deductible compensation, partially offset by an excess tax benefit and the use of federal employment tax credits.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

The following table sets forth, for the periods indicated, our consolidated results of operations.

	For the Nine Months Ended September 30,
	2020		2019		Change
		% Of		% Of
		Net Service		Net Service
	Amount	Revenues	Amount	Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Net service revenues	$568,779	100.0%	$456,415	100.0%	$112,364	24.6%
Cost of service revenues	401,646	70.6	334,719	73.3	66,927	20.0
Gross profit	167,133	29.4	121,696	26.7	45,437	37.3
General and administrative expenses	125,470	22.0	94,109	20.7	31,361	33.3
Depreciation and amortization	8,872	1.6	7,365	1.6	1,507	20.5
Total operating expenses	134,342	23.6	101,474	22.3	32,868	32.4
Operating income from continuing operations	32,791	5.8	20,222	4.4	12,569	62.2
Interest income	(576)	(0.1)	(1,096)	(0.2)	520	(47.4)
Interest expense	2,309	0.4	2,164	0.4	145	6.7
Total interest expense, net	1,733	0.3	1,068	0.2	665	62.3
Income from continuing operations before income taxes	31,058	5.5	19,154	4.2	11,904	62.1
Income tax expense	6,374	1.2	4,080	0.9	2,294	56.2
Net income from continuing operations	24,684	4.3	15,074	3.3	9,610	63.8
Net loss from discontinued operations	—	—	(574)	(0.1)	574	(100.0)
Net income	$24,684	4.3%	$14,500	3.2	$10,184	70.2%

Net service revenues increased by 24.6% to $568.8 million for the nine months ended September 30, 2020 compared to $456.4 million for the nine months ended September 30, 2019. The increase was due to an increase in same store growth of 8.8% and a 10.4 % increase in revenues per billable hour for the nine months ended September 30, 2020, partially offset by a decrease in average billable census of 2.1% in our personal care segment. In addition, revenue increased by $46.5 million from our hospice segment during the nine months ended September 30, 2020, compared to the same period in 2019, attributed to the fiscal year 2019 acquisitions of Hospice Partners and Alliance.

Gross profit, expressed as a percentage of net service revenues, increased to 29.4% for the nine months ended September 30, 2020, compared to 26.7% for the same period in 2019. The increase was mainly attributed to the acquisition of the relatively higher margin businesses in 2019.

General and administrative expenses increased to $125.5 million for the nine months ended September 30, 2020 as compared to $94.1 million for the nine months ended September 30, 2019. The increase in general and administrative expenses was primarily due to acquisitions that resulted in an increase in administrative employee wages, taxes and benefit costs of $21.5 million, an increase in data processing of $1.7 million and an increase in rent expense of $1.6 million. In addition, professional fees increased by $3.4 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. General and administrative expenses, expressed as a percentage of net service revenues increased to 22.0% for the nine months ended September 30, 2020, from 20.7% for the nine months ended September 30, 2019.

Depreciation and amortization expense increased to $8.9 million from $7.4 million for the nine months ended September 30, 2020 and 2019, respectively, primarily due to the increase of intangible assets related to the fiscal year 2019 acquisitions.

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. For the nine months ended September 30, 2020 and 2019, the federal statutory rate was 21.0%. The effective income tax rate was 20.5% and 21.3% for the nine months ended September 30, 2020 and 2019, respectively.

For the nine months ended September 30, 2020 and 2019, the difference between our federal statutory and effective income tax rates was principally due to the inclusion of an excess tax benefit and the use of federal employment tax credits, partially offset by state taxes and non-deductible compensation. The excess tax benefit is a discrete item, related to the vesting of equity shares, which requires us to recognize the benefit fully in the period.

Results of Operations – Segments

The following tables and related analysis summarize our operating results and business metrics by segment:

Personal Care Segment

	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2020		2019		Change		2020		2019		Change
Personal Care Segment	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)						(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$165,916	100.0%	$153,753	100.0%	$12,163	7.9%	$482,849	100.0%	$419,124	100.0%	$63,725	15.2%
Cost of services revenues	124,493	75.0	115,504	75.1	8,989	7.8	359,344	74.4	314,329	75.0	45,015	14.3
Gross profit	41,423	25.0	38,249	24.9	3,174	8.3	123,505	25.6	104,795	25.0	18,710	17.9
General and administrative expenses	14,837	8.9	14,737	9.6	100	0.7	45,042	9.3	40,053	9.6	4,989	12.5
Segment operating income	$26,586	16.0%	$23,512	15.3%	$3,074	13.1%	$78,463	16.3%	$64,742	15.4%	$13,721	21.2%
Business Metrics (Actual Numbers, Except Billable Hours in Thousands)
Location at period end							153		153
Average billable census * (1)	38,589		39,342		(753)	(1.9)%	38,443		39,279		(836)	(2.1)%
Billable hours * (2)	7,778		7,785		(7.0)	(0.1)	22,825		21,918		907	4.1
Average billable hours per census per month * (2)	66.9		65.5		1.4	2.1	65.6		61.5		4.1	6.7
Billable hours per business day * (2)	117,841		117,956		(115)	(0.1)	116,454		112,400		4,054	3.6
Revenues per billable hour * (2)	$21.29		$19.76		$1.53	7.7%	$21.11		$19.13		$1.98	10.4%
Same store growth revenue % * (3)	4.8%		7.2%				8.8%		6.3%

(1)	Average billable census is the number of unique clients receiving a billable service during the year and is the total census divided by months in operation during the period.
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

Net service revenues from state, local and other governmental programs accounted for 51.5% and 48.9% of net service revenues for the three months ended September 30, 2020 and 2019, respectively, and 50.3% and 52.8% of net service revenues for the nine months ended September 30, 2020 and 2019, respectively. Managed care organizations accounted for 43.2% and 44.5% of net service revenues for the three months ended September 30, 2020 and 2019, and 44.1% and 40.6% of net service revenues for the nine months ended September 30, 2020 and 2019, respectively, with commercial insurance, private pay and other payors accounting for the remainder of net service revenues. One payor client, the Illinois Department on Aging, accounted for 22.9% and 22.1% of net service revenues for the three months ended September 30, 2020 and 2019, respectively, and accounted for 23.1% and 26.0% of net service revenues for the nine months ended September 30, 2020 and 2019, respectively.

Net service revenues increased by 7.9% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Net service revenues increased primarily as a result of an increase in same store growth of 4.8% and an increase in revenues per billable hour of 7.7%, partially offset by a decrease in average billable census of 1.9% for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. Net service revenues increased by 15.2% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Net service revenues increased primarily due to a result of an increase in same store growth of 8.8%, an increase in billable hours of 4.1% and a 10.4% increase in revenues per billable hour, partially offset by a decrease in average billable census of 2.1% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Revenue per billable hours increased for the three and nine months ended September 30, 2020 compared to September 30, 2019, mainly attributed to rate increases discussed above.

Gross profit, expressed as a percentage of net service revenues, increased to 25.0% for the three months ended September 30, 2020 from 24.9% for the three months ended September 30, 2019 and from 25.6% for the nine months ended September 30, 2020 to 25.0% for the nine months ended September 30, 2019. This increase was primarily due to a decrease in direct employee wages, taxes and benefit costs as a percentage of net service revenues of 0.1% and 0.9% for the three and nine months ended September 30, 2020 as compared to the three months ended September 30, 2019.

General and administrative expenses increased by approximately $0.1 million and $5.0 million for the three and nine months ended September 30, 2020, respectively. Administrative employee wages, taxes and benefit costs for the nine months ended September 30, 2020 increased $5.1 million primarily due to acquisitions.

Hospice Segment

	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2020		2019		Change		2020		2019		Change
Hospice Segment	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)						(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$23,986	100.0%	$10,874	100.0%	$13,112	120.6%	$73,723	100.0%	$27,228	100.0%	$46,495	170.8%
Cost of services revenues	10,508	43.8	5,495	50.5	5,013	91.2	33,749	45.8	13,587	49.9	20,162	148.4
Gross profit	13,478	56.2	5,379	49.5	8,099	150.6	39,974	54.2	13,641	50.1	26,333	193.0
General and administrative expenses	5,904	24.6	1,824	16.8	4,080	223.7	18,658	25.3	4,962	18.2	13,696	276.0
Segment operating income	$7,574	31.6%	$3,555	32.7%	$4,019	113.1%	$21,316	28.9%	$8,679	31.9%	$12,637	145.6%
Business Metrics (Actual Numbers)
Locations at period end							30		14
Admissions * (1)	1,399		563		836	148.5%	4,393		1,548		2,845	183.8%
Average daily census * (2)	1,681		791		890	112.5	1,762		659		1,103	167.4
Average length of stay * (3)	109		121		(12)	(9.9)	103		122		(19)	(15.6)
Patient days * (4)	154,609		72,261		82,348	114.0	482,765		178,792		303,973	170.0
Revenue per patient day * (5)	$155.14		$150.48		$4.66	3.1%	$152.71		$152.29		$0.42	0.3%

(1)	Represents referral process and new patients on service during the period.
(2)	Average daily census is total patient days divided by the number of days in the period.
(3)	Average length of stay is the average number of days a patient is on service, calculated upon discharge, and is total patient days divided by total discharges in the period.
(4)	Patient days is days of service for all patients in the period.
(5)	Revenue per patient day is hospice revenue divided by the number of patient days in the period.
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

Hospice generates net service revenues by providing care to patients with a life expectancy of six months or less, and their families. Net service revenues from Medicare accounted for 93.4% and 92.4% and managed care organizations accounted for 4.7% and 5.4% for the three months ended September 30, 2020 and 2019, respectively. Net service revenues from Medicare accounted for 92.8% and 92.7% and managed care organizations accounted for 5.0% and 5.2% for the nine months ended September 30, 2020 and 2019, respectively.

Net service revenues increased by $13.1 million and $46.5 for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019. For the three and nine months ended September 30, 2020, net service revenues increased primarily due to an increase in average daily census partially attributed to the acquisitions of Alliance on August 1, 2019 and Hospice Partners on October 1, 2019.

Gross profit, expressed as a percentage of net service revenues was 56.2% and 49.5% for the three months ended September 30, 2020 and 2019, respectively, and 54.2% and 50.1%, for the nine months ended September 30, 2020 and 2019, respectively. For the three months ended September 30, 2020, the increase of gross profit as a percentage of net service revenues was mainly attributed to a decrease of employee wages, taxes and benefit costs of 1.8%, pharmacy costs of 1.2%, medical equipment of 1.1% and direct service supply costs of 0.7%. For the nine months ended September 30, 2020, the increase of gross profit as a percentage of net service revenues was mainly attributed to a decrease in pharmacy costs of 1.0% and medical equipment of 1.0%.

The hospice segment’s general and administrative expenses primarily consist of administrative employee wages, taxes and benefit costs, rent, information technology and office expenses. General and administrative expenses, expressed as a percentage of net service revenues was 24.6% and 16.8% for the three months ended September 30, 2020 and 2019, respectively, and 25.3% and 18.2% for the nine months ended September 30, 2020 and 2019, respectively. The increase in general and administrative expenses was primarily due to acquisitions that resulted in a $3.4 million and $11.4 million increase in administrative employee wages, taxes and benefit costs and a $0.3 million and $0.9 million increase in rent expenses for the three and nine months ended September 30, 2020. The hospice segment’s operating income was $7.6 million and $3.6 million for the three months ended September 30, 2020 and 2019, respectively, and $21.3 million and $8.7 million for the nine months ended September 30, 2020 and 2019, respectively.

Home Health Segment

	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2020		2019		Change		2020		2019		Change
Home Health Segment	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)						(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$4,085	100.0%	$4,366	100.0%	$(281)	(6.4)%	$12,207	100.0%	$10,063	100.0%	$2,144	21.3%
Cost of services revenues	2,685	65.7	2,818	64.5	(133)	(4.7)	8,553	70.1	6,803	67.6	1,750	25.7
Gross profit	1,400	34.3	1,548	35.5	(148)	(9.6)	3,654	29.9	3,260	32.4	394	12.1
General and administrative expenses	925	22.6	844	19.3	81	9.6	2,831	23.2	2,187	21.7	644	29.4
Segment operating income	$475	11.6%	$704	16.1%	$(229)	(32.5)%	$823	6.7%	$1,073	10.7%	$(250)	(23.3)%
Business Metrics (Actual Numbers)
Locations at period end							10		12
New admissions * (1)	1,096		910		186	20.4%	3,186		2,325		861	37.0%
Recertifications * (2)	607		764		(157)	(20.5)	2,006		1,949		57	2.9
Total volume * (3)	1,703		1,674		29	1.7	5,192		4,274		918	21.5
Visits * (4)	28,073		31,477		(3,404)	(10.8)%	91,580		75,188		16,392	21.8%

(1)	Represents new patients during the period.
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

Home health generates net service revenues by providing home health services on a short-term, intermittent or episodic basis to individuals, generally to treat an illness or injury. Net service revenues from Medicare accounted for 78.0% and 76.5%, managed care organizations accounted for 20.3% and 22.0% and other accounted for 1.7% and 1.5% for the three months ended September 30, 2020 and 2019, respectively. Net service revenues from Medicare accounted for 79.2% and 79.0%, managed care organizations accounted for 19.0% and 18.6% and other accounted for 1.8% and 2.4% for the nine months ended September 30, 2020 and 2019, respectively.

Net service revenues decreased by $0.3 million primarily due to a decrease of recertifications and visits of 20.5% and 10.8% respectively, related to COVID-19 restrictions in New Mexico. For the nine months ended September 30, 2020, net service revenues increased primarily due to an increase in total visits partially related to the acquisition of Alliance on August 1, 2019.

Gross profit, expressed as a percentage of net service revenues was 34.3% and 35.5% for the three months ended September 30, 2020 and 2019, respectively, and 29.9% and 32.4%, for the nine months ended September 30, 2020 and 2019, respectively. For the three and nine months ended September 30, 2020, the decrease of gross profit as a percentage of net service revenues was due to an increase of direct employee wages, taxes and benefit costs of 1.4% and 2.7% as a percentage of net service revenues, respectively.

The home health segment’s general and administrative expenses consist of administrative employee wages, taxes and benefit costs, rent, information technology and office expenses. General and administrative expenses, expressed as a percentage of net service revenues was 22.6% and 19.3%, respectively, for the three months ended September 30, 2020 and 2019, respectively, and 23.2% and 21.7% for the nine months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020, the increase in general and administrative expenses was primarily due to increases in administrative employee wages, taxes and benefit costs of $0.6 million. The home health segment’s operating income was $0.5 million and $0.7 million for the three months ended September 30, 2020 and 2019, respectively, and $0.8 million and $1.1 million for the nine months ended September 30, 2020 and 2019, respectively.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand and cash from operations. At September 30, 2020 and December 31, 2019, we had cash balances of $170.3 million and $111.7 million, respectively.

During the three and nine months ended September 30, 2020, we did not draw on the term loan. As of September 30, 2020, we had a total of $43.4 million in revolving loans, with an interest rate of 1.89% and $18.4 million of term loans, with an interest rate of 1.89%, outstanding on our credit facility. After giving effect to the amount drawn on our credit facility, approximately $9.3 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA, we had $219.0 million available for borrowing under our revolving credit loan facility.

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

Cash flows from operating activities represent the inflow of cash from our payor clients and the outflow of cash for payroll and payroll taxes, operating expenses, interest and taxes. Due to its revenue deficiencies as well as budget and financing issues, from time to time the state of Illinois has reimbursed us on a delayed basis with respect to our various agreements including with our largest payor, the Illinois Department on Aging. The open receivable balance from the Illinois Department on Aging decreased by $15.8 million from $37.6 million as of December 31, 2019 to $21.8 million as of September 30, 2020.

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

At September 30, 2020, we were in compliance with our financial covenants under the Credit Agreement.

Cash Flows

The following table summarizes changes in our cash flows for the nine months ended September 30, 2020 and 2019:

	For the Nine Months Ended September 30,
	2020	2019
	(Amounts in Thousands)
Net cash provided by operating activities	$73,299	$8,084
Net cash used in investing activities	(17,507)	(56,301)
Net cash provided by financing activities	2,825	217,420

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Net cash provided by operating activities was $73.3 million for the nine months ended September 30, 2020, compared to $8.1 million for the same period in 2019. The increase in cash provided by operations was primarily due to decreases in accounts receivable for the state of New York, Illinois Department of Aging and a decrease in days sales outstanding (“DSO”) as discussed below, combined with organic growth and acquisition activity.

Net cash used in investing activities was $17.5 million for the nine months ended September 30, 2020 compared to cash used in investing activities of $56.3 million for the nine months ended September 30, 2019. Our investing activities for the nine months ended September 30, 2020 consisted of $6.0 million in purchases of property and equipment primarily related to investments in our technology infrastructure. Our investing activities for the nine months ended September 30, 2019 consisted of $29.9 million primarily for the acquisition of VIP, $23.5 million for the acquisition of Alliance, and $3.1 million in purchases of property and equipment primarily related to our ongoing investments in our technology infrastructure.

Net cash provided by financing activities was related to cash received from the exercise of stock options of $3.3 million for the nine months ended September 30, 2020. Our financing activities for the nine months ended September 30, 2019 were primarily related to net proceeds from our Public Offering of $172.9 million, borrowings of approximately $23.5 million on the revolver portion of our credit facility to fund the Alliance acquisition, borrowings of $19.6 million on the delayed draw term loan portion of our credit facility to fund, in part, the VIP acquisition and $2.1 million in cash received from the exercise of stock options.

Outstanding Accounts Receivable

Gross accounts receivable as of September 30, 2020 and December 31, 2019 were approximately $118.5 million and $150.6 million, respectively. Outstanding accounts receivable, net of allowance, decreased by $31.1 million as of September 30, 2020 as compared to December 31, 2019. Accounts receivable for the Illinois Department on Aging decreased approximately $15.8 million during the quarter ended September 30, 2020. Our collection procedures include review of account aging and direct contact with our payors. We have historically not used collection agencies. An uncollectible amount is written off to the allowance account after reasonable collection efforts have been exhausted. We received a bonus payment of $6.8 million in May of 2020.

We calculate our DSO by taking the trade accounts receivable outstanding, net of allowance for doubtful accounts, divided by the net service revenues for the last quarter, multiplied by the number of days in that quarter. Our DSOs were 56 days and 72 days at September 30, 2020 and December 31, 2019, respectively. The DSOs for our largest payor, the Illinois Department on Aging, at September 30, 2020 and December 31, 2019 were 48 days and 78 days, respectively. We may not receive payments on a consistent basis in the near term and our DSOs and the DSO for the Illinois Department on Aging may increase despite the state of Illinois’s enactment of state budgets for fiscal years 2020 and 2021.

The economic slowdown caused by the COVID-19 pandemic poses significant risks to states’ budgets for the 2021 fiscal year, which began July 1 in most states. Depending on the severity and length of a downturn, sales tax collections and income tax withholdings could continue to be depressed in fiscal 2021 and, potentially, future fiscal years. States could face significant fiscal challenges and may have no choice but to revise their revenue forecasts and adjust their budgets for fiscal 2021 and, potentially, future fiscal years, accordingly. In New York, which started its fiscal year April 1, the state comptroller recently estimated that the state would collect at least $10 billion less than originally forecasted, the first year-to-year cut since 2011. The current New York fiscal plan authorizes the state to issue up to $8 billion in short-term bonds to provide funds in case of reduced revenues during the fiscal year. The state issued $1.1 billion of bonds on October 28, 2020. It also allows two state authorities to provide the state with a $3 billion line of credit in the new fiscal year. As the state continues to deal with lower levels of funding due to the COVID-19 virus, the state implemented a 1% reduction to all Medicaid providers effective January 1, 2020. The recently passed budget included an additional 0.5% reduction to the Medicaid rate, which also allows the governor to make any additional changes needed as the budget year progresses.

Congress could provide additional relief with additional stimulus and relief legislation, including extension of unemployment benefits and relief for states. We cannot determine the impact that COVID-19 may have on states budgets for 2021 or beyond, however, such impacts could have a material adverse effect on our financial condition, results of operations and cash flows.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

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

We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. As of September 30, 2020, we had outstanding borrowings of approximately $61.8 million on our credit facility, all of such borrowings were subject to variable interest rates. If the variable rates on this debt were 100 basis points higher than the rate applicable to the borrowing during the three and nine months period ended September 30, 2020, our net income would have decreased by $0.1 million, or $0.01 per diluted share and $0.4 million, or $0.02 per diluted share, for the respective periods. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2020 due to the material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2020, we continued to implement the following changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

•

Implemented enhancements to the design of control activities related to the review and approval of hours worked and billed, including obtaining and reviewing the Service Organization Control 1 Type 2 (“SOC 1 Type 2”) report from our preferred electronic visit verification (“EVV”) vendor. Additionally, we enhanced existing controls to increase our level of precision of review of hours worked and billed and implemented new controls within the payroll process.

•

Implemented enhancements to the design of control activities over the accuracy of the implicit price concession assumption used in the estimate of recoverability of unadjudicated net service revenues, including additional analysis around aged accounts receivable and using cash collection data to validate the recoverability.

Remediation Efforts with Respect to Material Weaknesses

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, our management began a remediation plan to address the material weaknesses. We have identified dedicated internal resources, supplemented with third-party specialists, to assist with formalizing a robust and detailed remediation plan and updated risk assessment, including identifying and assessing those risks commensurate with the significant changes within our company.

Because the reliability of the internal control process requires repeatable execution, the successful remediation of these material weaknesses will require review and evidence of operating effectiveness prior to concluding that the controls are effective. Although significant progress has been made, the previously identified material weaknesses continue to exist as of September 30, 2020, and will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Legal Proceedings

From time to time, we are subject to legal and/or administrative proceedings incidental to our business. It is the opinion of management that the outcome of pending legal and/or administrative proceedings will not have a material effect on our financial position and results of operations.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors discussed under the caption “Risk Factors” set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2019, as filed on August 10, 2020. There have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in our Annual Report on Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

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

ADDUS HOMECARE CORPORATION

Date: November 6, 2020	By:	/s/ R. DIRK ALLISON

R. Dirk Allison President and Chief Executive Officer (As Principal Executive Officer)

Date: November 6, 2020	By:	/s/ BRIAN POFF

Brian Poff Chief Financial Officer (As Principal Financial Officer)