Form 10-K
period 2020-12-31
Addus HomeCare Corp
filed 2021-03-01
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the last sale price on The Nasdaq Global Market on June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1,335,406,000.

As of February 19, 2021, there were 15,826,284 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2021 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2020 fiscal year) are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

When included in this Annual Report on Form 10-K, or in other documents that we file with the Securities and Exchange Commission (“SEC”) or in statements made by or on behalf of the Company, words like “believes,” “belief,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “would,” “should,” and similar expressions are intended to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to:

•

the anticipated impact to our business with respect to developments related to the COVID-19 pandemic, including, without limitation, those related to the length and severity of the pandemic, as well as the timing and availability of effective medical treatments and the ongoing rollout of vaccines; the pandemic’s impact on our operations, reimbursement and our consumer population; measures we are taking to respond to the pandemic; the impact of government regulation and stimulus measures, including the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), Paycheck Protection Program and Health Care Enhancement Act (“PPPHCE Act”), the Consolidated Appropriations Act, 2021 (“CAA”), the Covid-Related Tax Relief Act of 2020 and other stimulus legislation; along with the related uncertainties regarding the implementation of such stimulus measures and any future stimulus measures related to COVID-19; increased expenses related to personal protective equipment (“PPE”), labor, supply chain, or other expenditures; and workforce disruptions and supply shortages and disruptions;

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

•	cost containment initiatives undertaken by state and other third-party payors;
•	our ability to access financing through the capital and credit markets;
•	our ability to meet debt service requirements and comply with covenants in debt agreements;

•	business disruptions due to natural disasters, acts of terrorism, pandemics, riots, civil insurrection or social unrest, looting, protests, strikes or street demonstrations;
•	our ability to integrate and manage our information systems;
•	our ability to prevent cyber-attacks or security breaches to protect our computer systems and confidential consumer data;
•	our expectations regarding the size and growth of the market for our services;
•	the acceptance of privatized social services;
•	our expectations regarding changes in reimbursement rates;
•	eligibility standards and limits on services imposed by state governmental agencies;
•	the potential for litigation;
•	discretionary determinations by government officials;
•	our ability to successfully implement our business model to grow our business;
•	our ability to continue identifying, pursuing, consummating and integrating acquisition opportunities and expand into new geographic markets;
•

the impact of acquisitions and dispositions on our business, including the potential inability to realize the benefits of the acquisition of Queen City Hospice, LLC and its affiliate Miracle City Hospice, LLC (together “Queen City Hospice”);

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

Unless otherwise provided, “Addus,” “we,” “us,” “our,” and the “Company” refer to Addus HomeCare Corporation and our consolidated subsidiaries and “Holdings” refers to Addus HomeCare Corporation. When we refer to 2020, 2019 and 2018, we mean the twelve month period then ended December 31, unless otherwise provided.

A copy of this Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC, including all exhibits, is available on our internet website at http://www.addus.com on the “Investors” page link. Information contained on, or accessible through, our website is not a part of, and is not incorporated by reference into, this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

Overview

Addus has been providing home care services since 1979. We now operate in three segments: personal care, hospice, and home health. Our services are principally provided in-home under agreements with federal, state and local government agencies, managed care organizations, commercial insurers and private individuals. Our consumers are predominantly “dual eligible,” meaning they are eligible to receive both Medicare and Medicaid benefits.

As of December 31, 2020, we provided services in 22 states through approximately 214 offices. For the years ended December 31, 2020, 2019 and 2018, we served approximately 66,000, 61,000 and 57,000 discrete consumers, respectively.

In 2016, Addus refined its strategy to focus on growth in the states in which we have a current presence while adding clinical care services to our offerings. With the purchase of Queen City Hospice in the fourth quarter of 2020, and Ambercare Corporation (“Ambercare”) in the second quarter of 2018, we now have the opportunity to provide all three levels of care, personal care, home health and hospice services, in Ohio and New Mexico and strategically continue to pursue other markets.

A summary of our financial results for 2020, 2019 and 2018 is provided in the table below.

	For the Years Ended December 31,
	2020	2019	2018
	(Amounts in Thousands)
Net service revenues – continuing operations	$764,775	$648,791	$516,647
Net income from continuing operations	33,133	25,811	16,307
(Loss) earnings from discontinued operations	—	(574)	126
Net income	$33,133	$25,237	$16,433
Total assets	$892,582	$636,748	$348,094

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

In 2019, the Centers for Medicare & Medicaid Services (“CMS”) expanded the scope of its “primarily health-related” supplemental benefit standard, permitting Medicare Advantage plans to cover a broader array of services that increase health and improve quality of life, including coverage of non-skilled in-home care. This policy change, emphasizing improving quality and reducing costs, aligns with our overall approach to care, and has increased demand for personal care from the Medicare Advantage population.

Our Market and Opportunity

We provide home care services that primarily include personal care services to assist with activities of daily living, as well as hospice and home health services. These services allow the elderly and other infirm adults who require long-term care and assistance with activities of daily living to maintain their independence at home with their families. Personal care services are a significant component of home and community-based services (“HCBS”), which have grown in significance and demand in recent years and during the COVID-19 pandemic. We expect demand for home-based services to continue to grow due to the aging of the U.S.

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

Many states use both fee-for-service and managed care delivery models for personal care services, and the number of beneficiaries served through managed care continues to grow. As of July 2019, 40 states contracted with comprehensive, risk-based managed care organizations to serve their Medicaid enrollees, with 21 of those states enrolling at least 75% of all elderly beneficiaries or those with disabilities in managed care organizations. In 23 states, some or all long-term services and support is covered through Medicaid managed care arrangements.

The demand for long-term services and supports, which include personal care services, is expected to increase, and the COVID-19 pandemic has highlighted the role of personal care services in the larger continuum of health care services. Beyond government-sponsored programs and other third party payors, we offer our private pay consumers the same personal care services.

Because our model serves an aging population in a home setting at a lower cost, we believe that we have favorable opportunities for growth. Historically, there were limited barriers to entry in the home-based services industry. As a result, the personal care, home health and hospice service industries developed in a highly fragmented manner, with few large participants and many small ones. Few companies have a significant market share across multiple regions or states. The lack of licensure or certification requirements in some states makes it difficult to estimate the number of home-based services agencies. We expect ongoing consolidation within our industry, driven by the desire of healthcare systems and managed care organizations to narrow their networks of service providers, and as a result of the industry’s increasingly complex regulatory, operating and technology requirements. We believe we are well positioned to capitalize on a consolidating industry given our reputation in the market, strong payor relationships and integration of technology into our business model.

The personal care services industry is subject to increasing regulation. At the federal level, efforts have focused on improved coordination of regulation across the various types of Medicaid programs through which personal care services are offered. For example, the 21st Century Cures Act, as amended, mandated that states implement electronic visit verification (“EVV”), which is used to collect home visit data, such as when the visit begins and ends. In several states, providers are now required to obtain state licenses or registrations and must comply with laws and regulations governing standards of practice. Providers must dedicate substantial resources to ensure continuing compliance with all applicable regulations and significant expenditures may be necessary to offer new services or to expand into new markets. We believe licensing requirements and regulations, including EVV, the increasing focus on improving health outcomes, the rising cost and complexity of operations and technology and pressure on reimbursement rates due to constrained government resources may discourage new providers and may encourage industry consolidation.

The Medicare-Medicaid Coordination Office (“MMCO”) was established within CMS to improve services for consumers who are eligible for both Medicare and Medicaid, also known as “dual eligibles,” and improve coordination between the federal government and states to enhance access to quality services to which they are entitled. The MMCO works with state Medicaid agencies, other federal and state agencies, physicians and others, to make available technical assistance and educational tools to improve care coordination between Medicare and Medicaid and to reduce costs and improve beneficiary experience while reducing administrative and regulatory barriers between the programs. For example, the Financial Alignment Initiative is a demonstration project that tests capitated models and managed fee-for-service models of integrated care and payment for benefits provided to “dual eligibles.” In addition, in December 2020, CMS announced a direct contracting model opportunity that aims to allow Medicaid managed care organizations to better coordinate care for dually eligible Medicaid managed care enrollees. CMS anticipates that some arrangements under the model may include use of care coordinators or in-home aides to provide long-term services and supports. Managed care direct contracting entities may begin participating in the model in January 2022.

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

Our Growth Strategy

The growth of our revenues is closely correlated with the number of consumers to whom we provide our services. Our continued growth depends on our ability to provide consistently high quality care, maintain our existing payor relationships, establish relationships with new payors and increase our referral sources. Our continued growth is also dependent upon the authorization by state agencies of new consumers to receive our services. We believe there are several market opportunities for growth. The U.S. population of persons aged 65 continues to grow, and the U.S. Census Bureau estimates that this population will nearly double in size by 2060, according to projections published in March 2018. Additionally, we believe the overwhelming majority of individuals in need of care generally prefer to receive care in their homes. We believe that the COVID-19 pandemic has heightened this preference due to health concerns that may be associated with institutional settings for long-term care, along with temporary visitor restrictions that have been imposed. Finally, we believe the provision of home-based services is more cost-effective than the provision of similar services in institutional settings for long-term care. We plan to continue our revenue growth and margin improvement and enhance our competitive positioning by executing on the following growth strategies:

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

Drive Organic Growth in Existing Markets

We intend to drive organic growth through several initiatives, including continuing to build and enhance our sales and marketing capabilities, enhancing our business intelligence analytic capabilities and investing in technology and operations to drive efficiencies. We also expect our organic growth will benefit from an increase in demand for our services by an aging population and our increased alignment with referral sources and payors. We continue to selectively open new offices in existing markets when an opportunity is identified and appropriate.

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

Grow Through Acquisitions

In addition to our organic growth, we have been growing through acquisitions that have expanded our presence in current markets or facilitated our entry into new markets. We completed four acquisitions in 2020, despite the challenges and disruptions related to the COVID-19 pandemic including, A Plus Health Care, Inc. (“A Plus”) on July 1, 2020, County Homemakers, Inc. (“County Homemakers”) on November 1, 2020, SLHC, Inc., d/b/a SunLife Home Care (“SunLife Home Care”) on December 1, 2020 and Queen City Hospice on December 4, 2020. During 2019, we completed four acquisitions, one of which, VIP Healthcare Services (“VIP”), was completed on June 1, 2019, two of which, Alliance Home Health Care (“Alliance”) and Foremost Home Care (“Foremost”), were completed on August 1, 2019 and one of which, Hospice Partners of America, LLC (“Hospice Partners”), was completed on October 1, 2019. Acquisitions completed in 2020 accounted for $12.1 million in net service revenues for the year ended December 31, 2020. Acquisitions completed in 2019 accounted for $108.2 million and $55.8 million in net service revenues for the years ended December 31, 2020 and 2019, respectively. Acquisitions completed in 2018 accounted for $158.1 million, $113.2 million and $75.2 million in net service revenues for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Our Services

We operate in three business segments: (i) personal care (ii) hospice and (iii) home health. Without our services, many of our consumers would be at increased risk of placement in a long-term care institution.

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

Most of our services are provided pursuant to agreements with state and local governmental social and aging service agencies. These agreements generally have an initial term of one to two years and may be terminated with 60 days’ notice. They are typically renewed for one to five-year terms, provided that we have complied with licensing, certification and program standards, and other regulatory requirements. Reimbursement rates and methods vary by state and service type, but are typically based on an hourly or unit-of-service basis. Managed care organizations are becoming an increasing portion of our personal care segment payor mix as states shift from administering fee-for-service programs to utilizing managed care models. In our personal care segment during 2020, approximately 50.2% of our net service revenues were derived from state and local government programs, with 44.3% derived from managed care organizations, while approximately 3.2% and 1.5% of net service revenues were derived from private pay consumers and commercial insurance programs, respectively.

For 2020, 2019 and 2018, our revenue mix by payor type was as follows:

	Years Ended December 31,
	2020	2019	2018
Personal Care
State, local and other governmental programs	50.2%	52.2%	58.2%
Managed care organizations	44.3	41.3	35.3
Private pay	3.2	3.7	4.1
Commercial insurance	1.5	1.6	1.3
Other	0.8	1.2	1.1
Hospice
Medicare	92.9%	92.6%	93.6%
Managed care organizations	4.9	5.2	5.6
Other	2.2	2.2	0.8
Home Health
Medicare	78.6%	77.6%	88.0%
Managed care organizations	19.6	20.3	11.0
Other	1.8	2.1	1.0

We derive a significant amount of our revenues from our operations in Illinois, New York and New Mexico. The percentages of total revenue for each of these significant states for 2020, 2019 and 2018 were as follows:

	Years Ended December 31,
	2020	2019	2018
Personal Care
Illinois	44.6%	42.6%	47.3%
New York	17.8	18.7	13.3
New Mexico	13.4	13.0	12.0
All other states	24.2	25.7	27.4
Hospice
New Mexico	42.1%	72.4%	100.0%
All other states	57.9	27.6	—
Home Health
New Mexico	100.0%	100.0%	100.0%

A significant amount of our revenue is derived from one payor client, the Illinois Department on Aging, the largest payor program for our Illinois personal care operations, which accounted for 23.0%, 25.3% and 31.7% of our net service revenues for 2020, 2019 and 2018, respectively.

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

On November 26, 2019, the Chicago City Council voted to approve additional increases in the Chicago minimum wage to $14 per hour beginning July 1, 2020 to $15 per hour beginning July 1, 2021. The Company and its trade association will be looking for additional funding in the state of Illinois fiscal year 2022 budget to offset the cost of the July 1, 2021 additional minimum wage increases.

The state of Illinois finalized its fiscal year 2021 budget, with in-home care rates to be increased by 7.1% to $23.40 from $21.84, effective January 1, 2021, contingent upon federal CMS approval. Although federal CMS approval was obtained by the state, as a result of on-going state revenue declines due to COVID-19 and the failure of the November 2020 referendum to revise the Illinois income tax code, on December 15, 2020, the Governor of Illinois announced a delay in the implementation of the scheduled rate increase to April 1, 2021.

Our business will benefit from the rate increases noted above, but there is no assurance that additional offsetting rate increases will be adopted in Illinois for fiscal years beyond fiscal year 2021, and our financial performance will be adversely impacted for any periods in which an additional offsetting reimbursement rate increase is not in effect.

Competition

Our industry is highly competitive, fragmented and market specific. Each local market has its own competitive profile and no single competitor has significant market share across all of our markets. Our competition consists of personal care service providers, home health providers, hospice providers, private caregivers, larger publicly held companies, privately held companies, privately held single-site agencies, hospital-based agencies, not-for-profit organizations, community-based organizations, managed care organizations and self-directed care programs. In addition, certain governmental payors contract for services with independent providers such that our relationships with these payors are not exclusive. We have experienced, and expect to continue to experience, competition from new entrants into our markets. It is unclear how increased use of telecommunications technology across our service lines, which was accelerated by the COVID-19 pandemic, will affect competition, as it presents both challenges and opportunities. Increased competition may result in pricing pressures, loss of or failure to gain market share or loss of consumers or payors, any of which could harm our business. In addition, some of our competitors may have greater financial, technical, political and marketing resources, and name recognition with consumers and payors.

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

We receive substantially all of our personal care consumers through third-party referrals, including state departments on aging, rehabilitation, mental health and children’s services, county departments of social services, managed care organizations, the Veterans Health Administration and city departments on aging. Generally, family members of potential consumers are made aware of available in-home or alternative living arrangements through state or local case management systems. These systems are operated by governmental or private agencies.

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

Payment for Services

We are reimbursed for substantially all of our services by federal, state and local government programs, such as Medicare and Medicaid state programs, managed care organizations, other state agencies and the Veterans Health Administration. In addition, we are reimbursed by commercial insurance and private pay consumers. Depending on the type of service, coverage for services may be predicated on a case manager, physician or nurse determination that the care is necessary or on the development of a plan for care in the home. A significant amount of our net service revenues from our personal care segment are derived from one specific payor client, the Illinois Department on Aging, which accounted for 23.0%, 25.3% and 31.7% of our net service revenues for 2020, 2019 and 2018, respectively.

Illinois Department on Aging

We provide personal care services pursuant to agreements with the Illinois Department on Aging, which coordinates programs and community-based services intended to improve quality of life and preserve the independence of older individuals. The Illinois Department on Aging is funded by Medicaid and general revenue funds of the state of Illinois, and also receives funding available under the federal Older Americans Act (“OAA”). The Department on Aging’s Community Care Program (“CCP”) provides adult day service, emergency home response and in-home services, including some personal care services to individuals who are age 60 and over and meet other eligibility requirements. Some of these services are provided through Medicaid waivers granted by CMS.

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

Hospice

Medicare beneficiaries who have a terminal illness and a life expectancy of six months or less may elect to receive hospice benefits (i.e., palliative services for management of a terminal illness) in lieu of standard Medicare coverage for treatment. Hospice services are paid under the Medicare Hospice Prospective Payment System (“HPPS”), under which CMS sets a daily rate for each day a patient is enrolled in the hospice benefit. Hospice payment rates increased by 2.4% for federal fiscal year 2021, which reflects a 2.4% market basket update; reduced by the multifactor productivity adjustment of 0.04 percentage points. CMS requires various providers, including hospice providers, to submit quality reporting data each year. Hospices that do not satisfy quality reporting requirements are subject to a 2 percentage point reduction to the market basket percentage update. Additionally, hospice companies are subject to two specific payment limit caps under the Medicare program each federal fiscal year: the inpatient cap and the aggregate cap. The inpatient cap limits the number of inpatient care days provided to no more than 20% of the total days of hospice care provided to Medicare patients for the year. If a hospice exceeds the number of allowable inpatient care days, the hospice must refund any amounts received for inpatient care that exceed the total of: (i) the product of the total reimbursement paid to the hospice for inpatient care multiplied by the ratio of the maximum number of allowable inpatient days to the actual number of inpatient care days furnished by the hospice to Medicare patients; and (ii) the product of the number of actual inpatient days in excess of the limitation multiplied by the routine home care rate. The aggregate cap, which is calculated each federal fiscal year, limits the amount of Medicare reimbursement a hospice may receive, based on the number of Medicare patients served. If a hospice’s Medicare payments exceed its aggregate cap, it must repay Medicare for the excess amount. In federal fiscal year 2021, the aggregate cap is $30,683.93.

Home Health

Effective January 1, 2020, CMS transitioned to 30-day periods of care within each 60-day certification of patient eligibility period and implemented the Patient-Driven Groupings Model (“PDGM”) as the payment model for services provided to Medicare patients with dates of service on or after January 1, 2020. The PDGM replaced the case-mix system, which used the number of visits to determine payment, and classified patients based on clinical characteristics.

The intent of the PDGM is to shift toward a value-based payment system and remove the incentive to overprovide care. CMS updates the HHPPS payment rates each calendar year. For calendar year 2021, HHPPS rates increased by 2.0%, which reflects a 2.3% market basket update, reduced by a multifactor productivity adjustment of 0.3 percentage points. CMS expects Medicare payments to home health agencies in 2021 to increase in the aggregate by 1.9% after accounting for the 0.1 percentage point decrease in payments to home health agencies due to changes in the rural add-on percentages also mandated by the Bipartisan Budget Act of 2018. Home health providers that do not comply with quality data reporting requirements are subject to a 2 percentage point reduction to their market basket update.

Historically, CMS paid home health providers 50% to 60% of anticipated payment at the beginning of a patient’s care episode through a request for anticipated payment (“RAP”). However, to address potential program integrity risks, CMS has phased out RAP payments. In calendar year 2021, CMS will not provide any up-front payments in response to a RAP but will continue to require home health providers to submit streamlined RAPs as notice that a beneficiary is under a home health period of care. In calendar year 2022, CMS will replace the RAP with a “Notice of Admission.”

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

Currently, personal care services and other HCBS are largely reimbursed on a fee-for-service basis. States receive permission from CMS to provide personal care services under waivers of traditional Medicaid requirements. In an effort to control escalating Medicaid costs, states are increasingly requiring Medicaid beneficiaries to enroll in managed care plans for better coordination of HCBS and health care services. Medicaid beneficiaries in Illinois are a part of the Health Choice Illinois statewide managed care program, which is serviced by various managed care organizations. The Illinois Department of Healthcare and Family Services has entered into managed care contracts that will expand managed care through the Health Choice Illinois program to reach approximately 80% of Medicaid enrollees. Effective July 1, 2019, the Health Choice Illinois program began coverage for home health and personal care services for certain dual-eligible beneficiaries with HCBS waivers after previously delaying such coverage and enrollment.

Veterans Health Administration

The Veterans Health Administration operates the nation’s largest integrated healthcare system, with more than 1,200 healthcare facilities, and provides healthcare benefits, including personal care, hospice and home health services, to eligible military veterans. The Veterans Health Administration provides funding to regional and local offices and facilities that support the in-home care needs of eligible aged and disabled veterans. Services are funded by local Veterans Medical Centers and the aid and attendance pension, which reimburses veterans for their otherwise unreimbursed health and long-term care expenses. We currently have relationships and agreements with the Veterans Health Administration to provide personal care services in several states, principally in California, New Mexico and Illinois.

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

As a result of the COVID-19 pandemic, federal and state governments have passed legislation, promulgated regulations, and taken other administrative actions intended to assist healthcare providers in providing care to COVID-19 patients and other patients during the public health emergency. These temporary measures include relief from Medicare conditions of participation requirements for healthcare providers, relaxation of licensure requirements for healthcare professionals, relaxation of privacy restrictions for telehealth remote communications, promoting use of telehealth by expanding the scope of services for which Medicare reimbursement is available, and limited waivers of fraud and abuse laws for activities related to COVID-19 during the emergency period. The current federal public health emergency declaration expires April 21, 2021, but HHS has indicated it will likely extend through 2021. The

HHS Secretary may renew the declaration for successive 90-day periods for as long as the emergency continues to exist and may terminate the declaration whenever he determines that the emergency no longer exists.

One of the primary sources of relief for healthcare providers is the CARES Act, which was expanded by the PPPHCE Act, and the CAA. In total, the CARES Act, the PPPHCE Act and the CAA include $178 billion in funding to be distributed through the Public Health and Social Services Emergency Fund (the “Provider Relief Fund”) to eligible providers, including public entities and Medicare- and/or Medicaid-enrolled providers. Provider Relief Fund payments are intended to compensate healthcare providers for lost revenues and health care related expenses incurred in response to the COVID-19 pandemic and are not required to be repaid, provided that recipients attest to and comply with certain terms and conditions, including limitations on balance billing and not using funds received from the Provider Relief Fund to reimburse expenses or losses that other sources are obligated to reimburse.

In April 2020, the Company received grants in an aggregate principal amount of $6.9 million, for which it did not apply, from the Provider Relief Fund as part of the automatic general distributions by HHS. The Company returned these funds in June 2020. In November 2020, the Company received grants in an aggregate principal amount of $13.7 million from the Provider Relief Fund, for which we applied. The Company utilized $1.4 million of these funds for healthcare related expenses attributable to COVID-19 that were unreimbursed by other sources in the period ended December 31, 2020 and, in accordance with the current guidance issued by HHS, expects to utilize additional funds through June 30, 2021, at which point any unused funds will be returned. We are required to properly and fully document the use of such funds in reports to HHS. The Company’s ability to utilize and retain some or all of such funds will depend on the magnitude, timing and nature of the impact of the COVID-19 pandemic, as well as the terms and conditions of the funds received. In April 2020, Queen City Hospice received grants in an aggregate principal amount of approximately $2.5 million, for which it did not apply, from the Provider Relief Fund as part of the automatic general distributions by HHS. Queen City Hospice utilized approximately $0.6 million of the funds for healthcare related expenses attributable to COVID-19 that were unreimbursed by other sources. Queen City Hospice intends to repay $1.9 million, which represents the remainder of the grants received but not utilized, in 2021. Commercial organizations that receive annual total awards of $750,000 or more in federal funding, including payments received through the Provider Relief Fund, are subject to federal audit requirements.

In addition, the CARES Act expands the Medicare Accelerated and Advance Payment Program to increase cash flow to providers impacted by the COVID-19 pandemic. Hospice and home health providers were able to request an advance or accelerated payment of up to 100% of the Medicare payment amount for a three-month period (not including Medicare Advantage payments). The Medicare Accelerated and Advance Payment Program payments are a loan that providers must pay back. Recoupment of these payments was due to begin in August, but CMS has delayed the recoupment process for these payments, based on amended repayment terms imposed by the CAA, until one year after payment was issued. In April 2020, Queen City Hospice received an amount equal to $10.8 million pursuant to the Medicare Accelerated and Advance Payment Program. Queen City Hospice did not repay the funds prior to the completion of our acquisition of Queen City Hospice, however, Queen City Hospice intends to repay such funds in March 2021, prior to any CMS recoupment and before any interest accrues.

The CARES Act and related legislation also include other provisions offering financial relief, for example temporarily lifting the Medicare sequester, which would have otherwise reduced payments to Medicare providers by 2%, from May 1, 2020, through March 31, 2021 (but also extending sequestration through 2030). The Medicare sequester relief resulted in an increase of $0.2 million to home health net service revenues and $1.3 million to hospice net service revenues for the year ended December 31, 2020. Additional financial relief under the CARES Act includes a temporary 6.2% increase in the federal share of Medicaid spending (also known as Federal Medical Assistance Percentages or FMAP) intended to broadly support the solvency of state Medicaid programs.

The CARES Act also provides for certain federal income and other tax changes, including the deferral of the employer portion of Social Security payroll taxes. The Company received a cash benefit of approximately $7.1 million related to the deferral of employer payroll taxes for 2020 under the CARES Act, for the period April 2, 2020 through June 30, 2020. Effective July 1, 2020, the Company began paying its deferred portion of employer Social Security payroll taxes and expects to repay the $7.1 million in 2021.

As the COVID-19 pandemic has progressed, the federal government is considering additional stimulus measures, federal agencies continue to issue related regulations and guidance, and the public health emergency continues to evolve. We continue to assess the potential impact of COVID-19 and government responses to the pandemic, including the enactment and implementation of the CARES Act, the PPPHCE Act, the CAA and other stimulus legislation, on our business, results of operations, financial condition and cash flows.

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

Human Capital

We value our employees and believe they are the reason for our success. We believe that to be a great home care company, we must have great employees. We believe our staff is a group of engaged, energized and compassionate employees whose work allows our consumers and patients the freedom to stay in their homes.

Our caregivers, excluding agency staff, provide substantially all of our services and comprise approximately 95.6% of our total workforce. They undergo a criminal background check and are provided with pre-service training and orientation and an evaluation of their skills. In many cases, caregivers are also required to attend ongoing in-service education. In certain states, our caregivers are required to complete certified training programs and maintain a state certification. Approximately 47.3% of our total employees are represented by labor unions. We maintain strong working relationships with these labor unions. We have numerous collective bargaining agreements with the Service Employees International Union (“SEIU”), which are renegotiated from time to time.

The following is a breakdown of our part- and full-time employees, including the employees in our national support center, as of December 31, 2020:

	Full-time	Part-time	Total
Caregivers and agency staff	5,632	29,101	34,733
National support centers	395	11	406
	6,027	29,112	35,139

We strive to provide the following, among other things.

Employee Safety in Light of COVID-19

Senior management meets frequently to discuss the latest events surrounding COVID-19 and remains vigilant as to the safety of our consumers, patients, caregivers and employees. We have utilized our best commercial efforts to comply with health and safety standards, regulations and guidance provided by regulatory organizations such as the Occupational Safety and Health Administration, the United States Department of Labor and others that focus on the safety of employees. Addus has implemented several steps focused on employee safety and in accordance with CDC guidelines, including but not limited to the following;

•	Issued guidance for clinical and field staff with respect to exposure to COVID-19 and return to service;
•	Providing PPE to caregivers on a regular basis;
•

Established various communication methods in order to communicate up-to-date real-time information relative to COVID-19, including on the Addus Intranet and a texting method to provide caregivers direct information;

•	Completed branch and corporate office retro fitting where needed to maintain proper social distancing, implemented prescreen questionnaires and temperature checks; and
•	Prepared to provide safe passage letters to caregivers in the case of lockdowns, to prove essential worker status.

Recruiting and Development

Employee recruiting and retention remains a top priority each year for Addus, as we are committed to hiring and retaining excellent employees. We believe that a strong workplace culture focused on employee engagement enables ongoing learning and promotes the development of individual career growth, necessary to successfully retain and develop diverse talent. Addus recognizes the importance of employee engagement and we have implemented programs focused on new hire experiences and integration, ongoing learning opportunities though the Addus Learning Academy and Addus Institute of Skilled Care Education (“AISCE”), and mentoring through leadership training. The Addus Learning Academy allows employees to access training and resources necessary to build the skills specifically related to their respective positions at Addus. AISCE provides continuing education courses to support licensing and re-certification for our clinical employees.

Communication and Recognition

We remain focused on the wellness of our employees, through programs, communications and services. We have developed two primary communication tools to distribute information to our branches and administrative employees, the SC Connect and Addus Ink newsletters. Addus Ink is a quarterly newsletter that features local branch content from around the country that is focused on fulfilling our Addus Mission and Values. SC Connect is a biweekly newsletter that features important Company updates, information and resources. We have also implemented the Addus Elite Program, which has three levels of recognition; peer to peer, quarterly recognition and Addus Elite Hall of Fame, designed to celebrate the amazing work our employees do on a daily basis. We believe it is important to acknowledge our colleagues, managers, and direct reports who are living our Addus Mission and Values every day.

Technology

We currently utilize multiple applications to support our various lines of business and locations for patient accounting. Each application supports its respective line of business and locations with administrative, office, clinical and operating information system needs, including assisting with the compliance of our operating systems with the Health Insurance Portability and Accountability Act of 1996, or HIPAA, requirements. Each assists our staff in gathering information to improve the quality of consumer care, optimize financial performance, promote regulatory compliance and enhance staff efficiency. Each application is hosted by the vendor in a secure data center, which provides multiple redundancies for storage, power, bandwidth and security.

In order to comply with current and future state and federal regulations around EVV use, we utilize several different vendors. In states with an “open” model, we are able to choose our vendor and have standardized CellTrak as our preferred EVV vendor. In states mandating the EVV vendor, a “closed” system, we utilize whichever vendor the state has mandated. In both cases, we have built interfaces between the EVV vendor and the patient accounting system utilized in the respective branch location. Our caregivers use a mix of Interactive Voice Response (“IVR”) and mobile applications for EVV. Through these technologies, caregivers are able to report changes in health conditions to a manager for triage and evaluation. In addition, we use these technologies to record basic information about each visit, record start and end times for a scheduled shift, track mileage reimbursement, send text messages to the caregivers and communicate basic payroll information.

We license the Qlik Business Intelligence (“Qlik”) platform to provide historical, current, and forward-looking operational performance analysis. We currently have our personal care business integrated into Qlik to provide a comprehensive view of the business regardless of the application used. Qlik provides high-level historical and current analytical views to measure performance against budget and deliver insight into the various factors driving our execution against our financial, operational, and compliance goals. This analysis is available in summary and detailed views to accommodate user needs from senior management down to operators in the field.

We utilize the ADPVantage Suite as our base human resources and payroll processing system and use their services and products to manage our leave of absence processes, benefits, 401(k) and flexible spending account administration, garnishment services, payroll tax filings, ACA compliance and filings, and time and attendance. For financial management, we utilize Oracle’s Planning Budgeting Cloud Service as our solution for budgeting, forecasting, and financial reporting and Oracle Fusion for the general ledger, accounts payable and fixed assets.

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

Health Reform

The U.S. Congress and certain state legislatures have passed many laws and regulations in recent years intended to effect major change within the national healthcare system, the most prominent of which is the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, “ACA”). As currently structured, the ACA affects how healthcare services are delivered and reimbursed through the expansion of public and private health insurance coverage, reduction of growth in Medicare and Medicaid program spending, and the establishment and expansion of programs that tie reimbursement to quality and integration. However, the future of the ACA is unclear. The law has been subject to legislative and regulatory changes and court challenges, and although the current presidential administration has indicated its intent to protect the ACA, it is possible that there may be continued changes to the ACA, its implementation or interpretation.

Effective January 1, 2019, Congress eliminated the penalty associated with the individual mandate to maintain health insurance. As a result of this change, a federal judge in Texas ruled in December 2018 that the individual mandate was unconstitutional and determined the rest of the ACA was therefore invalid. In December 2019, the Fifth Circuit Court of Appeals upheld this decision with respect to the individual mandate, but remanded the case for further consideration of how this decision affects the rest of the law. On November 10, 2020, the Supreme Court of the United States heard oral arguments regarding the case. The law remains in place pending the appeals process. The elimination of the individual mandate penalty and other changes may impact the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if purchased.

The ACA, as enacted, requires states to expand Medicaid coverage to all individuals under age 65 with incomes effectively at or below 138% of the federal poverty level. However, states may opt out of the expansion without losing existing federal Medicaid funding. Some of the states use or have applied to use Medicaid waivers granted by CMS to implement expansion provisions, impose different eligibility or enrollment restrictions, or otherwise implement programs that vary from federal standards. CMS administrators have indicated that they intend to increase state flexibility in the administration of Medicaid programs, and states continue to explore payment and delivery reform initiatives, including beneficiary work requirements, and quality of care incentives. Enrollment in managed Medicaid plans has also increased in recent years, as state governments seek to control the cost of Medicaid programs. Managed Medicaid programs enable states to contract with one or more entities for patient enrollment, care management and claims adjudication. The states usually do not relinquish program responsibilities for financing, eligibility criteria and core benefit plan design.

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

The Stark Law and other Prohibitions on Physician Self-Referral: The federal law commonly known as the “Stark Law” prohibits physicians from referring to an entity that provides certain “designated health services” covered by the Medicare and Medicaid program, including home health services, if they, or their family members, have a financial relationship with the entity receiving the referral, unless an exception applies. The Stark Law also prohibits entities that provide designated health services reimbursable by Medicare or Medicaid from billing these programs for any items or services that result from a prohibited referral and requires the entities to refund amounts received for items or services provided pursuant to a prohibited referral. Violations of the Stark Law may result in denial of payment, civil monetary penalties and exclusion from federal healthcare programs. Failure to refund amounts received as a result of a prohibited referral on a timely basis may constitute a false or fraudulent claim, which may result in additional penalties imposed under the federal False Claims Act. The statute and regulations also provide for a penalty for a circumvention scheme. We attempt to structure our relationships, including compensation agreements with physicians who serve as medical directors in our home health agencies, to meet an exception to the Stark Law, but we cannot provide assurance that every relationship fully complies. Many states have also enacted statutes similar in scope and purpose to the Stark Law, although these laws may apply to all payors or a greater range of services.

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

Under the Recovery Audit Contractor (“RAC”) program, CMS contracts with third parties to identify improper Medicare and Medicaid payments. By statute, states are required to enter into contracts with RACs to audit payments to Medicaid providers, although states are allowed to request waivers of aspects of this requirement. Further, under the Medicaid Integrity Program, CMS employs private contractors to perform post-payment audits of Medicaid claims and identify overpayments. CMS has transitioned several functions previously performed through other integrity programs (for example, Medicare Zone Program Integrity Contractors or ZPICs) to a consolidated model by engaging Unified Program Integrity Contractors (“UPICs”) to perform integrity activities such as investigation and audits of claims billed by Medicare providers, including home health and hospice providers.

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

HIPAA, Other Privacy and Security and Data Exchange Requirements

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

Health care providers and industry participants are also subject to a growing number of requirements intended to promote the interoperability and exchange of patient health information. For example, beginning April 5, 2021, health care providers and certain other entities will be subject to information blocking restrictions pursuant to the 21st Century Cures Act that prohibit practices that are likely to interfere with the access, exchange or use of electronic health information, except as required by law or specified by HHS as a reasonable and necessary activity. Violations may result in penalties or other disincentives.

Although we believe that we are in material compliance with the HIPAA regulations and other federal and state laws and regulations related to privacy and security, inadvertent violations may occur in the course of our business. For this and other reasons, we expect compliance with HIPAA, other privacy and security standards, and other laws and regulations impacting the exchange of health information to continue to impose significant costs on our business lines.

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

Access to Public Filings

Through our website, www.addus.com, we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition to our website, the SEC maintains an internet site that contains our reports, proxy and information statements, and other information that we file electronically with the SEC at www.sec.gov. The references to our website address in this Form 10-K do not constitute incorporation by reference of the information contained on the website and should not be considered part of this document.

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

Risks Related to the COVID-19 Pandemic and External Factors

The COVID-19 pandemic could negatively affect our operations, business and financial condition, and our liquidity could also be negatively impacted, particularly if the U.S. economy remains unstable for a significant amount of time.

On January 31, 2020, the Secretary of HHS declared a national public health emergency due to a novel coronavirus. In March 2020, the World Health Organization declared the outbreak of COVID-19, the disease caused by this novel coronavirus, a pandemic. The disease continues to spread throughout the United States and other parts of the world. The spread of COVID-19 has caused many states and cities to declare states of emergency or disaster proclamations, including the state of Texas and the city of Frisco, where we are headquartered. State and local governments, together with public health officials, have recommended and mandated precautions to mitigate the spread of the virus, including the closure of public facilities and parks, schools, restaurants, many businesses and other locations of public assembly. As a result, COVID-19 continues to affect the overall economic conditions in the United States. Although many of the restrictions have eased across the country, some areas are re-imposing closures and other restrictions, as a result of increasing rates of COVID-19 infection. There are no reliable estimates of how long the pandemic will last, how many people are likely to be affected by it or the duration or types of restrictions that will be imposed or re-imposed. For these and other reasons, we are unable to predict the long-term impact of the pandemic on our business at this time.

Relevant authorities have universally designated our services as “essential,” exempting our services and providers from many of the restrictions of the orders described above. However, our home health and hospice providers have experienced difficulty in accessing facility-based patients because of concerns about the spread of COVID-19, and we expect that this difficulty will continue. As front-line providers of healthcare services and personal care services, our employees that contract COVID-19 could be unable to continue to perform their duties, and we could face litigation if our employees or customers contract COVID-19 while our employees perform their duties. In addition, we have incurred and will continue to incur additional costs related to protecting the health and well-being, and meeting the needs, of our patients, employees, and contractors as we implement operational changes in response to the pandemic. Staffing, equipment, pharmaceutical and medical supplies shortages may impact our ability to schedule and treat patients. While the COVID-19 pandemic has not had a material effect on our business, financial condition and results of operations, the extent of future impact will depend on future developments that cannot be accurately predicted at this time, including the severity and transmission rate of COVID-19, the extent and effectiveness of containment actions taken, the rollout and availability of effective medical treatments and vaccines, and the impact of any mutations of the virus.

If general economic conditions deteriorate or remain uncertain for an extended period of time, our liquidity and ability to repay our outstanding debt may be harmed. Furthermore, the COVID-19 pandemic has previously caused disruption in the financial markets and the businesses of financial institutions and may do so again, potentially causing a slowdown in the decision-making of these institutions. This may affect the timing on which we may obtain any additional funding and there can be no assurance that we will be able to raise additional funds on terms acceptable to us, if at all. Additionally, the economic slowdown caused by the COVID-19 pandemic poses significant risks to states’ budgets for the 2021 fiscal year, which began July 1 in most states. Depending on the severity and length of a downturn, sales tax collections and income tax withholdings could continue to be depressed in fiscal 2021 and, potentially, future fiscal years. States could face significant fiscal challenges and may have no choice but to revise their revenue forecasts and adjust their budgets for fiscal 2021 and, potentially, future fiscal years, accordingly. For example, in New York, which started its fiscal year April 1, the state comptroller recently estimated that the state would collect at least $10 billion less than originally forecasted, the first year-to-year cut since 2011. The current New York fiscal plan authorizes the state of New York to issue up to $8 billion in short-term bonds to provide funds in case of reduced revenues during the fiscal year. The state issued $1.1 billion of bonds on October 28, 2020. The New York fiscal plan also allows two state authorities to provide the state with a $3 billion line of credit in the new fiscal year. Congress could provide additional relief with additional stimulus and relief legislation, including extension of unemployment benefits and relief for states. We cannot determine the impact that COVID-19 may have on states budgets for 2021 or beyond, however, such impacts could have a material adverse effect on our financial condition, results of operations and cash flows.

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

In response to the COVID-19 pandemic, the CARES Act, the PPPHCE Act and the CAA authorize a total of $178 billion in funding to be distributed to health care providers through the Provider Relief Fund. These funds are intended to reimburse eligible providers, including public entities and Medicare and/or Medicaid-enrolled providers and suppliers, for healthcare-related expenses or lost revenues attributable to COVID-19. The Company has acquired and may in the future acquire companies that have received funds from the Provider Relief Fund. HHS has not yet allocated or distributed all funds from the Provider Relief Fund, so the potential future impact to the Company is unclear. The Company has also received amounts from the Provider Relief Fund and utilized a portion of those funds to offset increased healthcare related expenses attributable to COVID-19 that were unreimbursed by other sources, but our ability to utilize and retain some or all of these remaining funds will depend on the magnitude, timing and nature of the impact of the COVID-19 pandemic and that the terms and conditions related to the funds received will not change or be interpreted in ways that impact our ability to comply with such terms and conditions in the future. We continue to evaluate the terms and conditions and the financial impact of funds received under the CARES Act, the Provider Relief Fund and other government relief programs. We expect that recipients of these funds will be subject to significant scrutiny by the federal government, and note that recipients of Provider Relief Fund payments are subject to audit requirements. We have structured and will continue to structure our use of these funds in accordance with the terms and conditions, but federal regulators may disagree with our interpretation of these terms and conditions and require that we repay some or all amounts received at our facilities and pay or impose other penalties.

The CARES Act also makes other forms of financial assistance available to healthcare providers, including through Medicare and Medicaid payment adjustments and an expansion of the Medicare Accelerated and Advance Payment Program, which makes available advance payments of Medicare funds in order to increase cash flow to providers. Hospice and home health providers were able to request an advance or accelerated payment of up to 100% of the Medicare payment amount for a three-month period (not including Medicare Advantage payments). In addition to financial assistance, the CARES Act and related legislation include provisions intended to increase access to medical supplies and equipment and ease legal and regulatory burdens on healthcare providers, as well as certain federal income and other tax changes, including the deferral of the employer portion of Social Security payroll taxes.

Many of these measures, such as flexibilities related to the provision of telehealth services, are effective only for the duration of the public health emergency. The current public health emergency determination expires April 21, 2021, but HHS has indicated it will likely extend through 2021. The HHS Secretary may choose to renew the declaration for successive 90-day periods for as long as the emergency continues to exist and may terminate the declaration whenever he determines that the public health emergency no longer exists. It is unclear for how long the public health emergency declaration will be extended. The CARES Act also includes numerous income tax provisions including changes to the net operating loss rules and business interest expense deduction rules.

Due to the enactment of the CARES Act, the PPPHCE Act, the CAA and other stimulus legislation, there is still a high degree of uncertainty surrounding their implementation, and the COVID-19 pandemic continues to evolve. The federal government is considering additional stimulus efforts, but we are unable to predict whether additional stimulus measures will be enacted or their impact. There can be no assurance as to the total amount of financial and other types of assistance we will receive under existing or future legislation, if any, and it is difficult to predict the impact of such legislation on our operations or how it will affect operations of our competitors. Further, there can be no assurance that the terms of the Provider Relief Fund or other programs will not change in ways that affect funding we may receive or our eligibility to participate. We continue to assess the potential impact of COVID-19 and government responses to the pandemic, including the enactment and implementation of the CARES Act, the PPPHCE Act, the CAA and other stimulus legislation, on our business, financial condition, results of operations and cash flows.

We may be more vulnerable to the effects of a public health emergency than other businesses due to the nature of our consumers and the physical proximity required by our operations.

The majority of our consumers and patients are older individuals, many of whom may be more vulnerable than the general public during a pandemic or in a public health emergency due to complex medical conditions or other socioeconomic factors. Our employees are also at greater risk of contracting contagious diseases due to their increased exposure to vulnerable consumers. Our employees could also have difficulty attending to our consumers if a program of social distancing or quarantine is instituted in response to a public health emergency. In addition, the Company may expand existing internal policies in a manner that may have a similar effect. If another pandemic were to occur, or the existing COVID-19 pandemic does not abate or worsens, we could suffer significant losses to our consumer population or a reduction in the availability of our employees and, at a high cost, be required to hire replacements for affected workers. Since December 2019, as noted above, the COVID-19 pandemic, a disease caused by a novel coronavirus, has resulted in travel disruption and affected business operations across the world, among other significant effects. According to the Centers for Disease Control and Prevention, older adults and people with certain underlying medical conditions are at a higher risk for serious illness from COVID-19. Although the impact of COVID-19 on our results of operations has been minimal, the extent to which the COVID-19 pandemic may impact our results in the longer term is uncertain. Accordingly, certain public health emergencies could have a material adverse effect on our financial condition and results of operations.

Risks Related to our Growth Strategy

Our growth strategy depends on our ability to manage growing and effectively integrating operations and we may not be successful in managing this growth.

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

We have grown our business through de novo offices and we may in the future selectively open new offices in existing and new states. De novo offices involve risks, including those relating to licensing, accreditation, and payor program enrollment, hiring new personnel, establishing relationships with referral sources and delays or difficulty in installing our operating and information systems. We may not be successful in generating sufficient business activity to sustain the operating costs of such de novo operations.

We may be unable to pursue acquisitions or expand into new geographic regions without obtaining additional capital or consent from our lenders.

At December 31, 2020 and 2019, we had cash balances of $145.1 million and $111.7 million, respectively. As of December 31, 2020 and 2019, we had $196.6 million and $43.4 million outstanding debt on our credit facility, respectively. After giving effect to the amount drawn on our credit facility, approximately $9.0 million and $10.0 million of outstanding letters of credit at December 31, 2020 and 2019 and borrowing limits based on an advanced multiple of adjusted EBITDA, we had $112.6 million and $137.4 million available for borrowing under our credit facility as of December 31, 2020 and 2019, respectively. Since our credit facility provides for borrowings based on a multiple of an EBITDA ratio, any declines in our EBITDA would result in a decrease in our available borrowings under our credit facility.

We cannot predict the timing, size and success of our acquisition efforts, our efforts to expand into new geographic regions or the associated capital commitments. If we do not have sufficient cash resources or availability under our credit facility, our growth could be limited unless we obtain additional equity or debt financing. In the future, we may elect to issue additional equity securities in conjunction with raising capital, completing an acquisition or expanding into a new geographic region. For example, on September 9, 2019, we completed a public offering of an aggregate 2,300,000 shares of common stock, par value $0.001 per share, including 300,000 shares of common stock sold pursuant to the exercise in full by the underwriters of their option to purchase additional shares at a public offering price of $79.50 per share (the “Public Offering”). We used approximately $130.0 million from the net proceeds of the Public Offering to fund the purchase price for our acquisition of Hospice Partners on October 1, 2019 and used the remaining net proceeds of the offering for general corporate purposes and to fund, in part, 2020 acquisitions. Such issuances could be dilutive to existing shareholders. In addition, our ability under our credit facility to consummate acquisitions is restricted if we exceed certain

Total Net Leverage Ratio (as defined in the Credit Agreement, and subject to adjustments as provided therein) thresholds, without the consent of the lenders; provided, however, in certain circumstances, in connection with a Material Acquisition (as defined in the Credit Agreement), we can elect to increase our Total Net Leverage Ratio compliance covenant for the then current fiscal quarter and the three succeeding fiscal quarters. Further, our credit facility requires, among other things, that we are in pro forma compliance with the financial covenants set forth therein and that no event of default exists before and after giving effect to any proposed acquisition. Our ability to expand in a manner consistent with historic practices may be limited if we are unable to obtain such consent from our lenders.

Business Risks

Timing differences in reimbursement may cause liquidity problems.

We fund operations primarily through the collection of accounts receivable, but there is a delay between the time that we provide services and the time that we receive reimbursement or payment for these services. These delays may result from such factors as changes by payors to data submission requirements, requests by fiscal intermediaries for additional data or documentation, other Medicare or Medicaid issues, or information system problems, which may adversely impact our working capital. Working capital management, including prompt and diligent billing and collection, is an important factor in our results of operations and liquidity. Our working capital management procedures may not successfully negate this risk. Delays in receiving reimbursement or payments from Medicare, Medicaid and other payors may adversely impact our working capital. Further, many of the states in which we operate are operating with budget deficits for their current fiscal year and the economic impact of the COVID-19 pandemic likely will increase state deficits. These and other states may in the future delay reimbursement, which would adversely affect our liquidity. In addition, from time to time, procedural issues require us to resubmit claims before payment is remitted, which contributes to our aged receivables. Additionally, unanticipated delays in receiving reimbursement from state programs due to changes in their policies or billing or audit procedures may adversely impact our liquidity and working capital.

We are and have been subject to routine and periodic surveys, audits and investigations by various governmental agencies. In addition to surveys to determine compliance with the conditions of participation, CMS has engaged a number of contractors (including Medicare Administrative Contractors ("MACs"), RACs and UPICs) to conduct audits to evaluate billing practices and identify overpayments. These audits can result in recoupments by Medicare and other payors of amounts previously paid to us. In addition to audits by CMS contractors, individual states are implementing similar integrity programs using Medicaid RACs. We are unable to predict what additional government regulations, if any, affecting our business may be enacted in the future, how existing or future laws and regulations might be interpreted or whether we will be able to comply with such laws and regulations either in the markets in which we presently conduct, or wish to commence, business. In June 2019, CMS began the Review Choice Demonstration for Home Health Services in Illinois to identify and prevent fraud, reduce the number of Medicare appeals, and improve provider compliance with Medicare program requirements. The demonstration expanded to Ohio in September 2019 and to Texas in March 2020. Home health agencies may initially select from the following claims review and approval processes: pre-claim review, post-payment review, or a minimal post-payment review with a 25% payment reduction. Home health agencies that maintain high compliance levels will be eligible for additional, less burdensome options. Beginning in March 2020, CMS temporarily paused certain claims processing for the Review Choice Demonstration due to the COVID-19 pandemic, but the agency resumed its activities under the demonstration in August 2020. CMS is in the process of expanding the Review Choice Demonstration to North Carolina and Florida, but is phasing in participation due to the COVID-19 pandemic. We are currently unable to predict what impact, if any, this program may have on our result of operations or financial position.

Our revenues are concentrated in a small number of states which makes us particularly sensitive to regulatory and economic changes in those states.

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

For the years ended December 31, 2020 and 2019, we derived approximately 23.0% and 25.3%, respectively, of our revenue from the Illinois Department on Aging programs. In the past, state government officials have attempted to reduce government spending by proposing changes aimed at reducing expenditures by this department. The current governor, who took office in January

2019, has continued the pursuit of cost reduction initiatives. The nature and extent of any proposed future cost reduction initiatives is unknown. If future reforms impact the eligibility of consumers for services, the number of hours authorized or otherwise restrict services provided to existing consumers, our service revenues, results of operations, financial position and growth may be adversely affected.

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

We are subject to a risk of work stoppages and other labor relations matters because our hourly workforce is highly unionized. As of December 31, 2020, approximately 47.3% of our workforce was represented by the SEIU. We have numerous agreements with local SEIU affiliates which are renegotiated from time to time. These negotiations are often initiated when we receive increases in our hourly rates from various state agencies. Upon expiration of these collective bargaining agreements, we may not be able to negotiate labor agreements on satisfactory terms with these labor unions. A strike, work stoppage or other slowdown could result in a disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business. Labor costs are the most significant component of our total expenditures and, therefore, an increase in the cost of labor could significantly harm our business.

If we were required to write down all or part of our goodwill and/or our intangible assets, our net earnings and net worth could be materially adversely affected.

Goodwill and intangible assets with finite lives represent a significant portion of our assets. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. For example, if our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill has been impaired. If as part of our annual review of goodwill and intangibles, we were required to write down all or a significant part of our goodwill and/or intangible assets, our net earnings and net worth could be materially adversely affected, which could affect our flexibility to obtain additional financing. In addition, if our assumptions used in preparing our valuations for purposes of impairment testing differ materially from actual future results, we may record impairment charges in the future and our financial results may be materially adversely affected. We had $469.1 million and $275.4 million of goodwill and $71.5 million and $57.1 million of intangible assets recorded on our Consolidated Balance Sheets at December 31, 2020 and 2019, respectively.

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

If we fail to maintain an effective system of internal control over financial reporting, such failure could adversely impact our business and stock price.

Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires our management to report on, and requires our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting.

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

Accordingly, we are required to have an audit of our internal control over financial reporting. Our management previously determined that a material weakness in our internal control existed as of December 31, 2018, and that two additional material weaknesses existed as of December 31, 2019. Although each of these material weaknesses was remediated as of December 31, 2020 and management determined that our internal control over financial reporting was effective as of that date, as discussed in Item 9A of Part II of this Form 10-K, we cannot assure you that we will not identify another material weakness in the future

To the extent that we now or in the future have deficiencies in our internal control over financial reporting that are not remediated, our ability to accurately and timely report our financial position, results of operations, cash flows or key operating metrics could be impaired, which could result in a material misstatement in our financial statements, late filings of our annual and quarterly reports under the Exchange Act, restatements of our consolidated financial statements or other corrective disclosures, or other material adverse effects on our business, reputation, results of operations, financial condition or liquidity and could create a perception that our financial results do not fairly state our financial condition or results of operations, any of which could have an adverse effect on the value of our stock.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated thereunder, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets. We are committed to maintaining high standards of internal control over financial reporting, corporate governance and public disclosure. As a result, we intend to continue to invest appropriate resources to comply with evolving standards, and this investment has resulted and will likely continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Regulatory and Regulatory Risks

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

Reductions in reimbursement and other changes to Medicare, Medicaid, and other federal, state and local medical and social programs could adversely affect our consumer caseload, units of service, revenues, gross profit and profitability.

A significant portion of our caseload and revenues are derived from government healthcare programs, primarily Medicare and Medicaid. For the year ended December 31, 2020, we derived approximately 56.4% of our net service revenues from state and local governmental agencies, primarily through Medicaid state programs. However, changes in government healthcare programs may decrease the reimbursement we receive or limit access to, or utilization of, our services. As federal healthcare expenditures continue to increase and state governments face budgetary shortfalls, including as a result of the COVID-19 pandemic, federal and state governments have made, and may continue to make, significant changes to the Medicare and Medicaid programs and reimbursement received for services rendered to beneficiaries of such programs. For example, the Budget Control Act of 2011 requires automatic spending reductions to reduce the federal deficit, including Medicare spending reductions of up to 2% per fiscal year, with a uniform percentage reduction across all Medicare programs. CMS began imposing a 2% reduction on Medicare claims in April 2013, and these reductions have been extended through 2030, although the CARES Act and related stimulus legislation temporarily suspends this 2% reduction from May 1, 2020, through March 31, 2021.

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

Certain of these measures have been implemented by, or are proposed in, states in which we operate. For example, we provide support services as a fiscal intermediary to the New York Consumer Directed Personal Assistance Program (“CDPAP”), a self-directed care alternative program that allows eligible individuals who need help with activities of daily living or skilled nursing services to choose their caregivers. New York recently finalized regulations to change the reimbursement methodology for fiscal intermediaries and initiated a new Request For Offer (“RFO”) process to competitively procure CDPAP fiscal intermediaries in which we were not selected. These changes could impact our financial performance and ability to continue providing fiscal intermediary services.

Additionally, New York has identified significant expenses in excess of its Medicaid budget and exceeded a cap on the state’s Medicaid growth rate that was established by New York statute. In his January 21, 2020, budget address, Governor Cuomo stated his plans to address the Medicaid shortfall with a new Medicaid Redesign Team II (“MRT”), which is tasked with restoring financial sustainability to the state’s Medicaid program, among other objectives. The MRT produced recommendations, a significant portion of which relate to long-term care services, to achieve $1.6 billion in savings for fiscal year 2021, short of its $2.5 billion target. Many of the recommended measures were enacted in the state budget, although some were deferred as a result of the COVID-19 pandemic. The New York Department of Health has proposed regulatory amendments based on the recommendations that would, among other things, limit eligibility for and access to home care services. The implementation of the MRT recommendations could affect our operations and financial performance.

In 2020, we derived approximately 37.7% of our net service revenues from services provided in Illinois, 15.1% of our net service revenues in New York (including CDPAP services) and 19.0% of our net service revenues in New Mexico. Because a substantial portion of our business is concentrated in these states, any significant reduction in expenditures that pay for our services or other significant changes in these states may have a disproportionately negative impact on our future operating results. Illinois, in particular, operated without a state budget for fiscal years 2016 and 2017. The Illinois legislature has enacted comprehensive state budgets for fiscal years 2018 through 2021. However, we cannot predict whether Illinois or other states material to our operating results will timely pass budgets in subsequent years or experience changes or other challenges that negatively impact our ability to be reimbursed for our services in a timely manner.

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

If changes in Medicare, Medicaid or other state and local medical and social programs result in a reduction in available funds for the services we offer or a reduction in the number of beneficiaries eligible for our services or a reduction in the number of hours or amount of services that beneficiaries eligible for our services may receive, then our revenues and profitability could be negatively impacted. Our profitability depends principally on the levels of government-mandated payment rates and our ability to manage the cost of providing services. In some cases, commercial insurance companies and other private payors rely on government payment systems to determine payment rates. As a result, changes to government healthcare programs that reduce Medicare, Medicaid or other payments may negatively impact payments from private payors, as well. Any reduction in reimbursements or imposition of copayments that dissuade the use of our services, or any reduction in reimbursement from private payors, could also materially adversely affect our profitability.

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

Enrollment in managed Medicaid plans is also growing, as states are increasingly relying on managed care organizations to deliver Medicaid program services as a strategy to control costs and manage resources. We may experience increased competition for managed care contracts due to state regulation and limitations. For instance, effective October 2018, New York limited the number of home care providers with which a managed Medicaid long-term care plan can contract. We cannot assure you that we will be successful in our efforts to be included in plan networks, that we will be able to secure favorable contracts with all or some of the managed care organizations, that our reimbursement under these programs will remain at current levels, that the authorizations for services will remain at current levels or that our profitability will remain at levels consistent with past performance. In addition, operational processes may not be well defined as a state transitions beneficiaries to managed care. For example, membership, new referrals and the related authorization for services to be provided may be delayed, which may result in delays in service delivery to consumers or in payment for services rendered. Difficulties with operational processes may negatively affect our revenue growth rates, cash flow and profitability for services provided.Other alternative payment models may be presented by the government and commercial payors to control costs that subject our Company to financial risk. We cannot predict at this time what effect alternative payment models may have on our Company.

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

In many states, there are limited barriers to entry in providing personal care services. However, some states require entities to obtain a license before providing home care services. Licensure is generally required of agencies providing home health and hospice services, though requirements vary by state. Some states also require a provider to obtain a CON before establishing certain health services, operations or facilities. CON restrictions may reduce the level of competition in a given industry or in a particular geographic region. In addition, economic changes such as increases in minimum wage and changes in Department of Labor rules can also impact the ease of entry into a market. These factors may affect competition in the states in which we operate.

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
•

confidentiality, maintenance, data breach, identity theft, security, inoperability and refraining from information blocking, access and exchange of health-related and personal information and medical records;

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

In addition, as a result of our participation in Medicaid, Medicare and Veterans Health Administration programs and other state and local governmental programs, and pursuant to certain of our contractual relationships, we are subject to various reviews, compliance audits and investigations by governmental authorities and other third parties to verify our compliance with these programs and agreements as well as applicable laws, regulations and conditions of participation. Each of our home care and hospice agencies must comply with the extensive conditions of participation in the Medicare program. If any of our agencies fail to meet any of the conditions of participation or coverage with respect to state licensure or our participation in Medicaid, Medicare programs, Veterans Health Administration programs and other state and local governmental programs, we may receive a notice of deficiency from the applicable surveyor or authority. Failure to implement a plan of action to correct the deficiency within the period provided by the surveyor or authority could result in civil or criminal penalties, damage to our reputation, cancellation of our agreements, suspension or revocation of our licenses, requirements to repay amounts received, disqualification from federal and state healthcare programs, deactivation or revocation of billing privileges, bars on re-enrollment and other negative consequences. These actions may adversely affect our ability to provide certain services, to receive payments from other payors and to continue to operate which could adversely affect our revenues and profitability. Additionally, we could face liability under the False Claims Act if we submit claims to Medicare or Medicaid while not in compliance with certain conditions of participation. Further, actions taken against one of our offices may subject our other offices to adverse consequences.

We are subject to federal, state and local laws and regulations that govern our employment practices, including minimum wage, living wage, and paid time-off requirements. Failure to comply with these laws and regulations, or changes to these laws and regulations that increase our employment-related expenses, could adversely impact our operations.

We are required to comply with all applicable federal, state and local laws and regulations relating to employment, including occupational safety and health requirements, wage and hour and other compensation requirements, employee benefits, providing leave and sick pay, employment insurance, proper classification of workers as employees or independent contractors, immigration and equal employment opportunity laws. These laws and regulations can vary significantly among jurisdictions and can be highly technical. Costs and expenses related to these requirements are a significant operating expense and may increase as a result of, among other things, changes in federal, state or local laws or regulations, or the interpretation thereof, requiring employers to provide specified benefits or rights to employees, increases in the minimum wage and local living wage ordinances, increases in the level of existing benefits or the lengthening of periods for which unemployment benefits are available. Additionally, the current presidential administration has signaled its support for increases in minimum wage. We may not be able to offset any increased costs and expenses. Furthermore, any failure to comply with these laws, including even a seemingly minor infraction, can result in significant penalties which could harm our reputation and have a material adverse effect on our business. The COVID-19 pandemic has increased some of these risks, with certain states modifying occupational health and safety guidelines in a manner that increases scrutiny and complexity of operations with respect to appropriate training and use in the workplace of PPE and the possibility of corresponding regulatory audit activity with respect to the adequacy of our practices and procedures. The COVID-19 pandemic has also resulted in states modifying standards associated with payment amounts and required justifications to qualify for sick leave and unemployment benefits. These modifications may result in increased operational costs to us.

Since our operations are concentrated in Illinois, New York and New Mexico, we are particularly sensitive to changes in laws and regulations in these states. The state of Illinois finalized its fiscal year 2020 budget with the inclusion of an appropriation to raise in-home care rates to offset the costs of previous minimum wage increases in Chicago and other areas of the state that were imposed beginning on July 1, 2018. These rates were originally set to be effective July 1, 2019, with in-home care rates to be initially increased by 10.9% to $20.28 from $18.29 to partially offset the costs of the minimum wage hikes. Rates were then further increased on January 1, 2020 by an additional 7.7% to $21.84, providing full funding for both the Chicago minimum wage increases and a statewide raise for all current in-home caregivers. On November 26, 2019, the Chicago City Council voted to approve additional increases in the Chicago minimum wage to $14 per hour beginning July 1, 2020 and to $15 per hour beginning July 1, 2021. The Company and its trade association will be looking for additional funding in the state of Illinois fiscal year 2022 budget to offset the cost of the July 1, 2021 additional minimum wage increases. The state of Illinois finalized its fiscal year 2021 budget, with in-home care rates to be increased by 7.1% to $23.40 from $21.84, effective January 1, 2021, contingent upon federal CMS approval. Although federal CMS approval was obtained by the state, as a result of on-going state revenue declines due to COVID-19 and the failure of the November 2020 referendum to revise the Illinois income tax code, on December 15, 2020, the Governor of Illinois announced a delay in the implementation of the scheduled rate increase to April 1, 2021.

Our business will benefit from the rate increases noted above, but there is no assurance that additional offsetting rate increases will be adopted in Illinois for fiscal years beyond fiscal year 2021, and our financial performance will be adversely impacted for any periods in which an additional offsetting reimbursement rate increase is not in effect.

In addition, certain individuals and entities, known as excluded persons, are prohibited from receiving payment for their services rendered to Medicaid, Medicare and other federal and state healthcare program beneficiaries. If we inadvertently hire or contract with an excluded person, or if any of our current employees or contractors becomes an excluded person in the future without our knowledge, we may be subject to substantial civil penalties, including civil monetary penalties, an assessment of up to three times the amount claimed and exclusion from the program.

Each of our subsidiaries that employ an average of at least 50 full-time employees in a calendar year are required to offer a minimum level of health coverage for 95% of our full-time employees in 2020 or be subject to an annual penalty.

Our business may be adversely impacted by healthcare reform efforts, including repeal of or significant modifications to the ACA.

In recent years, the U.S. Congress and certain state legislatures have considered and passed a large number of laws intended to result in significant changes to the healthcare industry, including the ACA. The ACA affects how healthcare services are delivered and reimbursed through the expansion of public and private health insurance coverage, reduction of growth in Medicare and Medicaid program spending, and the establishment and expansion of programs that tie reimbursement to quality and integration. However, there is significant uncertainty regarding the future of the ACA. The law has been subject to legislative and regulatory changes and court challenges, and although the current presidential administration has indicated its intent to protect the ACA, it is possible that there may be continued changes to the ACA, its implementation or its interpretation.

There is uncertainty regarding whether, when, and how the ACA will be further changed, what alternative provisions, if any, will be enacted, the timing and implementation of alternative provisions, and the impact of alternative provisions on providers as well as other healthcare industry participants. Further, the impact of the outcome of the 2020 federal election on health reform is unknown. Members of Congress have proposed expanding government-funded coverage, including proposals to expand coverage of federally-funded insurance programs as an alternative to private insurance or to establish a single payor system (such reforms are often referred to as "Medicare for All"), and some states have pursued or proposed similar measures.

In addition, CMS has indicated that it intends to increase flexibility in state Medicaid programs, including by expanding the scope of waivers under which states may implement Medicaid expansion provisions, impose different eligibility or enrollment restrictions, or otherwise implement programs that vary from federal standards. CMS administrators have also signaled interest in changing Medicaid payment models. Other industry participants, such as private payors, may also introduce financial or delivery system reforms. We are unable to predict the nature and success of such initiatives. Healthcare reform initiatives, including changes to or repeal or invalidation of the ACA, may have an adverse effect on our business, financial condition, and operating results.

The industry trend toward value-based purchasing may negatively impact our revenues.

The trend in the healthcare industry toward value-based purchasing of healthcare services is growing among both government and commercial payors. Value-based purchasing programs emphasize quality of outcome and efficiency of care provided, rather than quantity of care provided. For example, Medicare requires hospices and home health agencies to report certain quality data in order to receive full reimbursement. Failure to report quality data or poor performance may negatively impact the amount of reimbursement received. In addition, CMS publishes home health and hospice quality measure data online, through its Care Compare website, to allow consumers and others to search and compare data for Medicare-certified providers. Alongside this quality and public reporting effort, CMS currently has a value-based purchasing program affecting home health providers in a number of pilot states, whereby providers receive payment bonuses or penalties based on their achievement of specified performance measures. In January 2021, CMS announced its intent to expand this program. In the future, CMS may establish new value-based purchasing programs affecting a broader range of providers. Other initiatives aimed at improving quality and cost of care include alternative payment models, including ACOs and bundled payment arrangements. It is unclear whether alternative models will successfully coordinate care and reduce costs or whether they will decrease overall reimbursement. Additionally, commercial payors have expressed intent to shift toward value-based reimbursement arrangements.

We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts. While we believe we are adapting our business strategies to compete in a value-based reimbursement environment, we are unable at this time to predict how this trend will affect our results of operations. If we perform at a level below the outcomes demonstrated by our competitors, fail to satisfy quality data reporting requirements, are unable to meet or exceed quality performance standards under any applicable value-based purchasing program, or otherwise fail to effectively provide or coordinate the efficient delivery of quality healthcare services, our reputation in the industry may be negatively impacted, we may receive reduced reimbursement amounts and we may owe repayments to payors, causing our revenues, financial position, results of operations and cash flows to decline.

Liability Risks

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

Data Security and Privacy Risks

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

Our business also supports the use of EVV to collect visit submission information through our delivery of home care services. Our solution uses a combination of IVR and GPS enabled smartphones to capture time in and time out, mileage and travel time, as well as the completed care plan tasks. We license this software through CellTrak along with partnering with states who utilize other software. We rely on these providers to provide continual maintenance, enhancements, as well as security of any protected data. To the extent that our EVV vendors fail to support these processes, our internal operations could be negatively affected. Under the 21st Century Cures Act, as amended, states had until January 1, 2020 to establish standards for EVV for Medicaid-funded personal care services. States that failed to meet this deadline could potentially lose, without an application for a good cause extension, an escalating amount of their funding. To the extent that the states fail to properly implement EVV and lose an amount of their funding or to the extent states adopt standards for EVV that are not compatible with our operations, our internal operations could be negatively affected.

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

We rely extensively on computer systems to manage clinical and financial data, to communicate with our consumers, payors, vendors and other third parties, and to summarize and analyze our operating results. We frequently exchange clinical and financial data with third parties in connection with our routine operations and in order to meet our contractual and regulatory obligations. We are required to comply with the federal and state privacy and security laws and requirements, including HIPAA. In spite of our policies, procedures and other security measures used to protect our computer systems and data, occasionally, we have experienced breaches that have required us to notify affected consumers and the government, and we have worked with consumers and the government to resolve such issues. While these past breaches have not had a significant adverse impact on our business or results of operations, there can be no assurance that we will not be subject to additional and/or more severe cyber-attacks or security breaches in the future. Such attacks or breaches could result in loss of protected patient medical data or other information subject to privacy laws or disrupt our information technology systems or business. In addition, various states, including California, Illinois, Nevada, New York and Massachusetts, have enacted and other states are expected to enact new laws and regulations concerning privacy, data protection and information security. To the extent we are subject to such legislation, the potential effects of new legislation are often far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. The recently enacted laws often provide for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. In addition, COVID-19 may have an adverse impact on our information technology systems and our ability to securely preserve confidential information, including risks associated with telecommuting issues associated with our employees working remotely. If our privacy and security practices fail to comply with HIPAA and other applicable privacy and security laws and/or if we fail to satisfy applicable breach notification requirements in the event of a security breach, we could be subject to significant fines, penalties, lawsuits and reputational harm. In addition, we may be at increased risk because we outsource certain services or functions to, or have systems that interface with, third parties. Some of these third parties may store or have access to our data and may not have effective controls, processes, or practices to protect our information from attack, damage, or unauthorized access. A breach or attack, including those caused by updates and other releases, affecting any of these third parties could harm our business.

Human Capital Risks

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

With the widespread adverse impacts of the COVID-19 pandemic on the hospitality and other labor-intensive industries, we continue to believe we will have an opportunity to increase our hiring of new caregivers in the long term. However, in the near term, the enhanced unemployment benefits offered by several states have suppressed the opportunity to attract this new pool of potential caregivers in these states. For example in September 2020, the state of New York announced the Lost Wages Assistance (“LWA”) program, which provides an additional $300 in weekly benefits to unemployed individuals.

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

Risk Related to Our Indebtedness

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

General Risks

Inclement weather, natural disasters, acts of terrorism, pandemics, riots, civil insurrection or social unrest, looting, protests, strikes or street demonstrations may impact our ability to provide services.

Inclement weather, natural disasters, acts of terrorism, pandemics, riots, civil insurrection or social unrest, looting, protests, strikes or street demonstrations may prevent our employees from providing authorized services. We are not paid for authorized services that are not delivered due to these events. Furthermore, prolonged disruptions as a result of such events in the markets in which we operate could disrupt our relationships with consumers, patients, caregivers and employees and referral sources located in affected areas and, in the case of our corporate office, our ability to provide administrative support services, including billing and collection services. For example, one of our support centers and a number of our agencies are located in the Midwestern United States, New York and California, increasing our exposure to blizzards and other major snowstorms, ice storms, tornadoes, flooding, wildfires and earthquakes. The impact of disasters and similar events is inherently uncertain. Future inclement weather, natural disasters, acts of terrorism, pandemics, riots, civil insurrection or social unrest, looting, protests, strikes or street demonstrations may adversely affect our reputation, business and consolidated financial condition, results of operations and cash flows.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We do not own any real property. We lease administrative offices for our local branches, none of which are individually material. We lease approximately 59,000 and 106,000 square feet of office space in Downers Grove, Illinois and Frisco, Texas, respectively, which serve as our support centers. We sublease approximately 21,000 and 12,000 square feet of our office space in Downers Grove and Frisco, respectively, to a third party.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are subject to legal and/or administrative proceedings incidental to our business. It is the opinion of management that the outcome of pending legal and/or administrative proceedings will not have a material effect on our financial position and results of operations.

Further information with respect to this item may be found in Note 12 to the Consolidated Financial Statements in Part II, Item 8—“Financial Statements and Supplementary Data,” which is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on The Nasdaq Global Market under the symbol “ADUS.”

Holders

As of December 31, 2020, 2.0% of our shares of common stock were held by our officers and directors and approximately 98.0% of our common stock was held by 296 institutional investors. As of February 19, 2021, Addus HomeCare Corporation had approximately 12,450 shareholders of its common stock, including 72 shareholders of record.

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

	For the Years Ended December 31,
	2020	2019(2)	2018(2)	2017(2)	2016(2)
	(Amounts In Thousands, Except Per Share Data)
Consolidated Statements of Income Data:
Net service revenues (1)	$764,775	$648,791	$516,647	$425,994	$400,929
Cost of service revenues	538,538	469,553	379,843	310,119	294,593
Gross profit	226,237	179,238	136,804	115,875	106,336
General and administrative expenses	169,679	133,912	105,335	83,959	86,039
Depreciation and amortization	12,051	10,574	8,642	6,663	6,647
Total operating expenses	181,730	144,486	113,977	90,622	92,686
Operating income from continuing operations	44,507	34,752	22,827	25,253	13,650
Interest income (3)	(624)	(1,523)	(2,592)	(66)	(2,812)
Interest expense	3,189	3,105	5,016	4,472	2,332
Total interest expense (income), net	2,565	1,582	2,424	4,406	(480)
Other income	—	—	—	217	206
Income from continuing operations before income taxes	41,942	33,170	20,403	21,064	14,336
Income tax expense	8,809	7,359	4,096	9,258	3,363
Net income from continuing operations	33,133	25,811	16,307	11,806	10,973
(Loss) earnings from discontinued operations	—	(574)	126	147	97
Net income	$33,133	$25,237	$16,433	$11,953	$11,070
Basic income per common share:
Continuing operations	$2.12	$1.87	$1.35	$1.03	$0.97
Discontinued operations	—	(0.04)	0.01	0.01	0.01
Basic income per common share:	$2.12	$1.83	$1.36	$1.04	$0.98
Diluted income per common share:
Continuing operations	$2.08	$1.81	$1.32	$1.02	$0.97
Discontinued operations	—	(0.04)	0.01	0.01	0.01
Diluted income per common share:	$2.08	$1.77	$1.33	$1.03	$0.98
Weighted average number of common shares and potential common shares outstanding:
Basic	15,596	13,816	12,049	11,470	11,292
Diluted	15,956	14,248	12,383	11,623	11,349

	For the Years Ended December 31,
	2020	2019	2018	2017	2016
	(Actual Numbers, Except Adjusted EBITDA in Thousands)
Key Metrics:
General:
Adjusted EBITDA * (4)	$76,907	$58,697	$42,476	$35,782	$30,509
States served at period end	22	26	24	24	24
Locations at period end	214	198	171	116	114
Employees at period end	35,139	33,238	33,153	26,097	23,070
Operational Data:
Personal Care
Locations at period end	170	152	148	116	114
Average billable census * (5)	39,199	39,188	37,597	35,343	33,944
Billable hours * (6)	30,645	29,732	26,934	23,833	23,088
Average billable hours per census per month * (6)	65	63	59	56	57
Billable hours per business day * (6)	116,967	113,915	103,195	91,664	88,460
Revenues per billable hour * (6)	$21.07	$19.50	$18.23	$17.86	$17.35
Same store growth revenue % * (7)	5.9	8.2	2.8
Hospice
Locations at period end	34	35	13	—	—
Admissions * (8)	6,376	3,095	1,061	—	—
Average daily census * (9)	2,619	1,783	528	—	—
Average length of stay * (10)	105	107	136	—	—
Patient days * (11)	657,172	349,866	128,819	—	—
Revenues per patient day * (12)	$154.14	$153.20	$146.33	—	—
Home Health
Locations at period end	10	11	10	—	—
New admissions * (13)	4,122	3,347	1,757	—	—
Recertifications * (14)	2,578	2,658	1,443	—	—
Total volume * (15)	6,700	6,005	3,200	—	—
Visits * (16)	118,470	108,863	53,711	—	—
Percentage of Revenues by Payor:
Personal Care
State, local and other governmental programs	50.2%	52.2%	58.2%	64.0%	71.0%
Managed care organizations	44.3	41.3	35.3	33.0	26.0
Private pay	3.2	3.7	4.1	2.0	2.0
Commercial insurance	1.5	1.6	1.3	1.0	1.0
Other	0.8	1.2	1.1	—	—
Hospice
Medicare	92.9%	92.6%	93.6%	—%	—%
Managed care organizations	4.9	5.2	5.6	—	—
Other	2.2	2.2	0.8	—	—
Home Health
Medicare	78.6%	77.6%	88.0%	—%	—%
Managed care organizations	19.6	20.3	11.0	—	—
Other	1.8	2.1	1.0	—	—

	December 31,
	2020	2019		2018		2017		2016
	(Amounts In Thousands)
Consolidated Balance Sheet Data:
Cash	$145,078	$111,714		$70,406		$53,754		$8,013
Accounts receivable, net of allowances	132,650	149,680		98,316		85,321		113,022
Goodwill and intangibles	540,621	332,447	(1)	159,226	(1)	106,935		87,951
Total assets	892,582	636,748	(1)	348,094	(1)	265,719	(1)	228,740
Total debt, net of debt issuance costs	194,872	59,892		17,284		39,860		25,013
Stockholders’ equity	518,676	475,592		268,491		170,337		154,674

(1)

Acquisitions completed in 2020 accounted for $12.1 million net service revenues for the year ended December 31, 2020. Acquisitions completed in 2019 accounted for $108.2 million and $55.8 million net service revenues for the years ended December 31, 2020 and 2019, respectively. Acquisitions completed in 2018 accounted for $158.1 million, $113.2 million and $75.2 million net service revenues for the years ended December 31, 2020, 2019 and 2018, respectively. Acquisitions completed in 2017 accounted for $6.9 million, $21.2 million, $20.2 million and $8.6 million net service revenues for the years ended December 31, 2020, 2019, 2018 and 2017, respectively. Acquisitions completed in 2016 accounted for $74.5 million, $76.2 million, $65.3 million, $58.6 million and $52.7 million net service revenues for the years ended December 31, 2020, 2019, 2018, 2017 and 2016, respectively. For the years ended December 31, 2020, 2019, 2018, 2017 and 2016, acquisitions completed during those years represented $359.8 million, $266.4 million, $160.7 million, $67.2 million and $52.7 million, respectively, of net service revenues. See Note 4 to the Notes to Consolidated Financial Statements for additional information regarding the increases in total assets and goodwill and intangibles related to acquisitions during the years ended December 31, 2020, 2019 and 2018.

(2)

Certain amounts for the years ended December 31, 2019, 2018, 2017 and 2016 were reclassified in order to conform to the current year’s presentation. Loss (gain) on sale of assets and provision for doubtful accounts are included in general and administrative expenses. On January 1, 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. The majority of what historically was classified as provision for doubtful accounts under operating expenses is now treated as an implicit price concession factored into revenues and were included in general and administrative expenses of $9.5 million and $9.2 million for the years ended December 31, 2017 and 2016, respectively.

(3)

Legislation enacted in Illinois entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received. For the years ended December 31, 2019, 2018 and 2016, we received $0.7 million, $2.3 million and $2.8 million in prompt payment interest. For the years ended December 31, 2020 and 2017, prompt payment interest received was immaterial.

(4)

We define Adjusted EBITDA as net income before discontinued operations, net interest expense, interest income from Illinois, secondary offering costs, other non-operating income, income tax expense, depreciation and amortization, merger and acquisition expense, stock-based compensation expense, restructure and other non-recurring costs, COVID-19 expense, IRS accrual, write down of deferred tax assets and impact of the Tax Cuts and Jobs Act of 2017 (the “tax reform act”), write-off of debt issuance costs and (loss) gain on sale of assets. Adjusted EBITDA is a performance measure used by management that is not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”). It should not be considered in isolation or as a substitute for net income, operating income or any other measure of financial performance calculated in accordance with GAAP. Additionally, our calculation of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

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

•

We recorded stock-based compensation expense of $6.0 million, $5.8 million, $4.1 million, $2.5 million and $1.1 million for the years ended December 31, 2020, 2019, 2018, 2017 and 2016, respectively. By comparing our Adjusted EBITDA in different periods, our investors can evaluate our operating results without stock-based compensation expense, which is a non-cash expense which we believe is not a key measure of our operations.

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

•	Adjusted EBITDA does not reflect any mergers and acquisitions expenses;
•	Adjusted EBITDA does not reflect any stock-based compensation;
•	Adjusted EBITDA does not reflect any restructure and other non-recurring costs;
•	Adjusted EBITDA does not reflect any COVID-19 expense;
•	Adjusted EBITDA does not reflect any gains or losses on the sale of assets;
•	Adjusted EBITDA does not reflect any write down of deferred tax assets/impact of the tax reform act;
•	Adjusted EBITDA does not reflect any write off of debt issuance costs; and
•	other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Management compensates for these limitations by using GAAP financial measures in addition to Adjusted EBITDA in managing the day-to-day and long-term operations of our business. We believe that consideration of Adjusted EBITDA, together with a careful review of our GAAP financial measures, is the most informed method of analyzing our Company.

The following table sets forth a reconciliation of net income, the most directly comparable GAAP measure, to Adjusted EBITDA:

	For the Years Ended December 31,
	2020	2019	2018	2017	2016
	(Amounts In Thousands)
Reconciliation of net income to Adjusted EBITDA (a):
Net income	$33,133	$25,237	$16,433	$11,953	$11,070
Less: loss (earnings) from discontinued operations, net of tax	—	574	(126)	(147)	(97)
Net income from continuing operations	33,133	25,811	16,307	11,806	10,973
Interest expense, net, excluding write-off of debt issuance costs	2,565	2,233	4,451	3,083	2,332
Interest income from Illinois	—	(651)	(2,253)	—	(2,812)
Secondary offering costs	—	127	189	—	—
Other non-operating income	—	—	—	(217)	(206)
Income tax expense from continuing operations, excluding write down of deferred tax assets/impact of tax reform act	8,809	7,359	4,096	7,258	3,363
Depreciation and amortization	12,051	10,574	8,642	6,663	6,647
M&A expenses	6,956	4,775	4,989	2,116	1,122
Stock-based compensation expense	6,005	5,766	4,109	2,552	1,072
Restructure and other non-recurring costs	5,614	2,703	1,682	1,665	8,018
COVID-19 expense, net (b)	1,480	—	—	—	—
Write down of deferred tax assets/impact of tax reform act (c)	—	—	—	2,000	—
Write-off of debt issuance costs (d)	—	—	226	1,323	—
Loss (gain) on sale of assets	294	—	38	(2,467)	—
Adjusted EBITDA	$76,907	$58,697	$42,476	$35,782	$30,509

(a)	The selected historical Consolidated Statements of Income data for the fiscal years ended December 31, 2020, 2019, 2018, 2017 and 2016, were derived from our audited Consolidated Financial Statements.
(b)

Represents the net amount of COVID-19 expenses, approximately $7.8 million of expenses, offset by $4.9 million of temporary rate increases from certain payors in our personal care segment and $1.4 million related to the utilization of a portion of the Provider Relief Funds received in November 2020 and included in cost of service revenues on the Consolidated Statements of Income.

(c)	Included in income tax expense on the Consolidated Statements of Income.
(d)	Included in interest expense on the Consolidated Statements of Income.
(5)	Average billable census is the number of unique clients receiving a billable service during the year and is the total census divided by months in operation during the period.
(6)

Billable hours is the total number of hours served to clients during the period. Average billable hours per census per month is billable hours divided by average billable census. Billable hours per day is total billable hours divided by the number of business days in the period. Revenues per billable hour is revenue, attributed to billable hours, divided by billable hours.

(7)

Same store growth reflects the change in year-over-year revenue for the same store base. We define the same store base to include those stores open for at least 52 full weeks. This measure highlights the performance of existing stores, while excluding the impact of acquisitions, new store openings and closures.

(8)	Represents referral process and new patients on service during the period.
(9)	Average daily census is total patient days divided by the number of days in the period, adjusted for patient days for acquisitions beginning on date of acquisition.
(10)	Average length of stay is the average number of days a patient is on service, calculated upon discharge, and is total patient days divided by total discharges in the period.
(11)	Patient days is days of service for all patients in the period.
(12)	Revenue per patient day is hospice revenue divided by the number of patient days in the period.
(13)	Represents new patients during the period.
(14)

A home health certification period begins with a start of care visit and continues for 60 days. If at the end of the initial certification, the patient continues to require home health services, a recertification is required. This represents the number of recertifications during the period.

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

Overview

We are a home care services provider operating in three segments: personal care, hospice and home health. Our services are principally provided in-home under agreements with federal, state and local government agencies, managed care organizations, commercial insurers and private individuals. Our consumers are predominantly “dual eligible,” meaning they are eligible to receive both Medicare and Medicaid benefits. Managed care revenues accounted for 38.6%, 37.8% and 33.9% of our revenue during the years ended December 31, 2020, 2019 and 2018, respectively.

A summary of our financial results for 2020, 2019 and 2018 is provided in the table below.

	For the Years Ended December 31,
	2020	2019	2018
	(Amounts in Thousands)
Net service revenues – continuing operations	$764,775	$648,791	$516,647
Net income from continuing operations	33,133	25,811	16,307
(Loss) earnings from discontinued operations	—	(574)	126
Net income	$33,133	$25,237	$16,433
Total assets	$892,582	$636,748	$348,094

As of December 31, 2020, we provided our services in 22 states through approximately 214 offices. For the years ended December 31, 2020, 2019 and 2018, we served approximately 66,000, 61,000 and 57,000 discrete individuals, respectively. Our personal care segment also includes staffing services, with clients including assisted living facilities, nursing homes and hospice facilities.

COVID-19 Pandemic

On January 31, 2020, the HHS Secretary declared a national public health emergency due to a novel coronavirus. In March 2020, the World Health Organization declared the outbreak of COVID-19, the disease caused by this novel coronavirus, a pandemic. This disease continues to spread throughout the United States and other parts of the world. State and local governments, together with public health officials, have recommended and mandated precautions to mitigate the spread of the virus, including closures of and limitations on public facilities, parks, schools, restaurants, many businesses and other locations of public assembly. As a result, COVID-19 continues to affect the overall economic conditions in the United States. Although many of the restrictions have eased across the country, some areas are re-imposing closures and other restrictions as a result of increasing rates of COVID-19 infection in recent months. As vaccines are being distributed across the country, the FDA continues to facilitate the development of therapeutics to combat COVID-19 as well as provide oversight for the development of additional vaccines. There are no reliable estimates of how long the pandemic will last, how many people are likely to be affected by it or the duration or types of restrictions that will be imposed or re-imposed as the situation is continuously evolving. For these and other reasons, we are unable to predict the long-term impact of the pandemic on our business at this time.

We continue to monitor the impacts on our operations, and have taken precautions intended to minimize the risk to our consumers, patients, caregivers and employees. We have created a COVID-19 Response Team that is responsible for creating and communicating policy, training and the latest COVID-19 updates to all employees. Most employees in our headquarters in Frisco, TX, and our support center in Downers’ Grove, IL, continue to work remotely, and we do not believe this arrangement has had a material impact on our ability to maintain business operations.

For the year ended December 31, 2020, COVID-19 expenses were approximately $7.8 million, which were mostly offset by $4.9 million of temporary rate increases from certain payors in our personal care segment and $1.4 million related to the utilization of a portion of the Provider Relief Funds received in November 2020 and included in cost of service revenues on the Consolidated Statements of Income. As of December 31, 2020, the Company deferred the recognition of $4.2 million of payments received from payors for COVID-19 reimbursement, included within accrued expenses, which will be recognized if we incur specific expenses such as additional PPE or will be returned as stipulated if COVID-19 expenses are not incurred. Three of our primary markets, New Mexico, New York and Illinois, have been significantly affected by the pandemic, with high numbers of cases reported. However, relevant authorities have universally designated our services as “essential,” exempting our services and providers from many of the restrictions described above. In addition, the impact of the travel restrictions and social distancing requirements on the Company’s operations for our consumer population has been minimal. For example, in our personal care services segment, we provide non-medical assistance with activities of daily living, primarily to persons who are at increased risk of hospitalization or institutionalization, such as the elderly, chronically ill or disabled. Most of these consumers are largely confined to their homes, and a significant number of our caregivers provide services to only one consumer, often a family member. We have implemented several new procedures to further reduce the risk of COVID-19 transmission, including a new screening process for both the caregiver and the consumer and the expansion of the use of PPE from our hospice and home health segments to include our personal care segment. We are not able to reasonably predict the total costs we will incur related to the COVID-19 pandemic, and such costs could be substantial. According to the Centers for Disease Control and Prevention, older adults and people with certain underlying medical conditions are at a higher risk for serious illness from COVID-19.

Prior to the widespread impacts of COVID-19, the primary limitation on our growth had been the difficulty to attract and retain sufficient caregivers in an environment of very low unemployment rates. Under the CARES Act, all states provided 13 additional weeks of federally funded Pandemic Emergency Unemployment Assistance benefits to people who exhaust their regular state benefits, followed by additional weeks of federally funded unemployment benefits in states with high unemployment (up to 13 or 20 weeks depending on state laws) through December 31, 2020. This relief was expanded by the Continued Assistance for Unemployed Workers Act, signed into law on December 27, 2020, which provides up to 50 weeks of unemployment benefits plus an additional $300 per week in supplemental benefits. With the widespread adverse impacts of the COVID-19 pandemic on the hospitality and other labor-intensive industries, we continue to believe we will have an opportunity to increase our hiring of new caregivers in the long term. However, in the near term, the enhanced unemployment benefits offered by several states have suppressed the opportunity to attract this new pool of potential caregivers in these states. For example in September 2020, the state of New York announced the LWA program, which provides an additional $300 in weekly benefits to unemployed individuals.

The COVID-19 pandemic has also impacted our reimbursements from payors. Although we experienced a high volume of consumers suspending their personal care services due to health concerns, many of these consumers subsequently resumed our services. This reduction was partially offset by an increase in demand for our services by patients recovering from COVID-19 who have been released from the hospital but are still suffering lingering effects of the virus.

COVID-19 Relief

As a result of the COVID-19 pandemic, federal and state governments have passed legislation, promulgated regulations, and taken other administrative actions intended to assist healthcare providers in providing care to COVID-19 patients and other patients during the public health emergency. These temporary measures include relief from Medicare conditions of participation requirements for healthcare providers, relaxation of licensure requirements for healthcare professionals, relaxation of privacy restrictions for telehealth remote communications, promoting use of telehealth by expanding the scope of services for which Medicare reimbursement is available, and limited waivers of fraud and abuse laws for activities related to COVID-19 during the emergency period. The current federal public health emergency declaration expires April 21, 2021, but HHS has indicated it will likely extend through 2021. The HHS Secretary may renew the declaration for successive 90-day periods for as long as the emergency continues to exist and may terminate the declaration whenever he determines that the emergency no longer exists.

One of the primary sources of relief for healthcare providers is the CARES Act, which was expanded by the PPPHCE Act and the CAA. In total, the CARES Act, the PPPHCE Act and the CAA include $178 billion in funding to be distributed through the Provider Relief Fund to eligible providers, including public entities and Medicare- and/or Medicaid-enrolled providers. Provider Relief Fund payments are intended to compensate healthcare providers for lost revenues and health care related expenses incurred in response to the COVID-19 pandemic and are not required to be repaid, provided that recipients attest to and comply with certain terms and conditions, including limitations on balance billing and not using funds received from the Provider Relief Fund to reimburse expenses or losses that other sources are obligated to reimburse.

In April 2020, the Company received grants in an aggregate principal amount of $6.9 million, for which it did not apply, from the Provider Relief Fund as part of the automatic general distributions by HHS. The Company returned these funds in June 2020. In November 2020, the Company received grants in an aggregate principal amount of $13.7 million from the Provider Relief Fund, for which we applied. The Company utilized $1.4 million of these funds for healthcare related expenses attributable to COVID-19 that were unreimbursed by other sources in the period ended December 31, 2020 and, in accordance with the current guidance issued by HHS, expects to utilize additional funds through June 30, 2021, at which point any unused funds will be returned. We are required to properly and fully document the use of such funds in reports to HHS. The Company’s ability to utilize and retain some or all of such funds will depend on the magnitude, timing and nature of the impact of the COVID-19 pandemic, as well as the terms and conditions of the funds received. In April 2020, Queen City Hospice received grants in an aggregate principal amount of approximately $2.5 million, for which it did not apply, from the Provider Relief Fund as part of the automatic general distributions by HHS. Queen City Hospice used approximately $0.6 million of the funds for healthcare related expenses attributable to COVID-19 that were unreimbursed by other sources. Queen City Hospice intends to repay $1.9 million, which represents the remainder of the grants received but not utilized, in 2021. Commercial organizations that receive annual total awards of $750,000 or more in federal funding, including payments received through the Provider Relief Fund, are subject to federal audit requirements.

In addition, the CARES Act expands the Medicare Accelerated and Advance Payment Program to increase cash flow to providers impacted by the COVID-19 pandemic. Hospice and home health providers were able to request an advance or accelerated payment of up to 100% of the Medicare payment amount for a three-month period (not including Medicare Advantage payments). The Medicare Accelerated and Advance Payment Program payments are a loan that providers must pay back. Recoupment of these payments was due to begin in August, but CMS has delayed the recoupment process for these payments, based on amended repayment terms imposed by the CAA, enacted October 1, 2020, until one year after payment was issued. In April 2020, Queen City Hospice received an amount equal to $10.8 million pursuant to the Medicare Accelerated and Advance Payment Program. Queen City Hospice did not repay the funds prior to the completion of our acquisition of Queen City Hospice, however, Queen City Hospice intends to repay such funds in March 2021, prior to any CMS recoupment and before any interest accrues.

The CARES Act and related legislation also include other provisions offering financial relief, for example temporarily lifting the Medicare sequester, which would have otherwise reduced payments to Medicare providers by 2%, from May 1, 2020, through March 31, 2021 (but also extending sequestration through 2030). The Medicare sequester relief resulted in an increase of $0.2 million to home health net service revenues and $1.3 million to hospice net service revenues for the year ended December 31, 2020. Additional financial relief under the CARES Act includes a temporary 6.2% increase in the FMAP intended to broadly support the solvency of state Medicaid programs.

The CARES Act also provides for certain federal income and other tax changes, including the deferral of the employer portion of Social Security payroll taxes. The Company received a cash benefit of approximately $7.1 million related to the deferral of employer payroll taxes for 2020 under the CARES Act, for the period April 2, 2020 through June 30, 2020. Effective July 1, 2020, the Company began paying its deferred portion of employer Social Security payroll taxes and expects to repay the $7.1 million in 2021.

As the COVID-19 pandemic has progressed, the federal government is considering additional stimulus measures, federal agencies continue to issue related regulations and guidance, and the public health emergency continues to evolve. We continue to assess the potential impact of COVID-19 and government responses to the pandemic, including the enactment and implementation of the CARES Act, the PPPHCE Act, the CAA and other stimulus legislation, on our business, results of operations, financial condition and cash flows.

Acquisitions

In addition to our organic growth, we have grown through acquisitions that have expanded our presence in current markets or facilitated our entry into new markets where in-home care has been moving to managed care organizations.

On June 1, 2019, we completed the acquisition of VIP for approximately $29.9 million. With the purchase of VIP, we expanded our personal care services in the state of New York and into the New York City metropolitan area. We funded this acquisition through the delayed draw term loan portion of our credit facility and available cash.

On August 1, 2019, we completed the acquisition of Alliance for approximately $23.5 million. Additionally, we acquired the assets of Foremost Home Care (“Foremost”) for approximately $1.4 million. We funded these acquisitions through a combination of our revolving credit facility and available cash. With the purchase of Alliance, we expanded our personal care, home health and hospice operations in the state of New Mexico. The addition of Foremost supported our growth strategy in the New York City market area.

On October 1, 2019, we completed the acquisition of Hospice Partners for approximately $135.6 million including the amount of acquired excess cash held by Hospice Partners at the closing of the acquisition (approximately $5.5 million). We funded the acquisition with a portion of the net proceeds of our Public Offering. With the purchase of Hospice Partners, we expanded our hospice operations through 21 locations in Idaho, Kansas, Missouri, Oregon, Texas and Virginia. Hospice Partners also launched a palliative care program in Texas in 2018.

On July 1, 2020, we completed the acquisition of A Plus for approximately $14.5 million, including the amount of excess cash held by A Plus at the closing of the acquisition (approximately $2.8 million), with funding provided by available cash. With the purchase of A Plus, we expanded our personal care services in the state of Montana.

On November 1, 2020, we completed the acquisition of County Homemakers for approximately $15.8 million, including the amount of acquired excess cash held by County Homemakers at the closing of the acquisition (approximately $1.1 million), with funding provided by available cash. With the purchase of County Homemakers, we expanded our personal care services in the state of Pennsylvania.

On December 4, 2020, we completed the acquisition of Queen City Hospice for approximately $194.8 million, including the amount of acquired excess cash held by Queen City Hospice at the closing of the acquisition (approximately $15.4 million). With the purchase of Queen City Hospice, we expanded our Hospice services in the state of Ohio. Additionally, on December 1, 2020, we completed the acquisition of SunLife Home Care for approximately $1.7 million. With the purchase of SunLife Home Care, we expanded our personal care services in the state of Arizona. We funded these acquisitions through a combination of our revolving credit facility and available cash.

Revenue by Payor and Significant States

Our payor clients are principally federal, state and local governmental agencies and managed care organizations. The federal, state and local programs under which the agencies operate are subject to legislative and budgetary changes and other risks that can influence reimbursement rates. We are experiencing a transition of business from government payors to managed care organizations, which we believe aligns with our emphasis on coordinated care and the reduction of the need for acute care.

For the years ended December 31, 2020, 2019 and 2018, our revenue by payor and significant states by segment were as follows:

	Personal Care
	2020		2019		2018
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
State, local and other governmental programs	$324,670	50.2%	$303,479	52.2%	$285,973	58.2%
Managed care organizations	287,032	44.3	239,559	41.3	173,391	35.3
Private pay	20,398	3.2	21,765	3.7	20,003	4.1
Commercial insurance	9,991	1.5	9,204	1.6	6,173	1.3
Other	5,142	0.8	6,721	1.2	5,401	1.1
Total personal care segment net service revenues	$647,233	100.0%	$580,728	100.0%	$490,941	100.0%

	Personal Care
	2020		2019		2018
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Illinois	$288,326	44.6%	$247,524	42.6%	$232,518	47.3%
New York	115,510	17.8	108,403	18.7	65,117	13.3
New Mexico	86,618	13.4	75,666	13.0	58,914	12.0
All other states	156,779	24.2	149,135	25.7	134,392	27.4
Total personal care segment net service revenues	$647,233	100.0%	$580,728	100.0%	$490,941	100.0%

	Hospice
	2020		2019		2018
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$94,068	92.9%	$49,649	92.6%	$17,652	93.6%
Managed care organizations	4,931	4.9	2,768	5.2	1,047	5.6
Other	2,298	2.2	1,184	2.2	151	0.8
Total hospice segment net service revenues	$101,297	100.0%	$53,601	100.0%	$18,850	100.0%
New Mexico	$42,648	42.1%	$38,790	72.4%	$18,850	100.0%
All other states	58,649	57.9	14,811	27.6	—	—
Total revenue by state	$101,297	100.0%	$53,601	100.0%	$18,850	100.0%

	Home Health
	2020		2019		2018
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$12,765	78.6%	$11,218	77.6%	$6,034	88.0%
Managed care organizations	3,188	19.6	2,942	20.3	752	11.0
Other	292	1.8	302	2.1	70	1.0
Total home health segment net service revenues	$16,245	100.0%	$14,462	100.0%	$6,856	100.0%
New Mexico	$16,245	100.0%	$14,462	100.0%	$6,856	100.0%

We derive a significant amount of our net service revenues in Illinois, which represented 37.7%, 38.2% and 45.0% of our net service revenues for the years ended December 31, 2020, 2019 and 2018, respectively.

A significant amount of our revenue is derived from one payor client, the Illinois Department on Aging, the largest payor program for our Illinois personal care operations, which accounted for 23.0%, 25.3% and 31.7% of our net service revenues for the years ended December 31, 2020, 2019 and 2018, respectively.

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

On November 26, 2019, the Chicago City Council voted to approve additional increases in the Chicago minimum wage to $14 per hour beginning July 1, 2020 to $15 per hour beginning July 1, 2021. The Company and its trade association will be looking for additional funding in the state of Illinois fiscal year 2022 budget to offset the cost of the July 1, 2021 additional minimum wage increases.

The state of Illinois finalized its fiscal year 2021 budget, with in-home care rates to be increased by 7.1% to $23.40 from $21.84, effective January 1, 2021, contingent upon federal CMS approval. Although federal CMS approval was obtained by the state, as a result of on-going state revenue declines due to COVID-19 and the failure of the November 2020 referendum to revise the Illinois income tax code, on December 15, 2020, the Governor of Illinois announced a delay in the implementation of the scheduled rate increase to April 1, 2021.

Our business will benefit from the rate increases noted above, but there is no assurance that additional offsetting rate increases will be adopted in Illinois for fiscal years beyond fiscal year 2021, and our financial performance will be adversely impacted for any periods in which an additional offsetting reimbursement rate increase is not in effect.

Impact of Changes in Medicare and Medicaid Reimbursement

Home Health

In June 2019, CMS began the Review Choice Demonstration for Home Health Services in Illinois to identify and prevent fraud, reduce the number of Medicare appeals, and improve provider compliance with Medicare program requirements. The demonstration expanded to Ohio in September 2019 and to Texas in March 2020. Home health agencies may initially select from the following claims review and approval processes: pre-claim review, post-payment review, or a minimal post-payment review with a 25% payment reduction. Home health agencies that maintain high compliance levels will be eligible for additional, less burdensome options. Beginning in March 2020, CMS temporarily paused certain claims processing requirements for the Review Choice Demonstration due to the COVID-19 pandemic, but the agency resumed its activities under the demonstration in August 2020. CMS is in the process of expanding the Review Choice Demonstration to North Carolina and Florida, but is phasing in participation due to the

COVID-19 pandemic. We are currently unable to predict what impact, if any, this program may have on our result of operations or financial position.

Home health services provided to Medicare beneficiaries are paid under the Medicare Home Health Prospective Payment System (“HHPPS”). Historically, the HHPPS was based on 60-day episodes of care and used a case-mix system that relied on the number of visits to determine payment. Effective January 1, 2020, CMS transitioned to 30-day periods of care within each 60-day certification of patient eligibility period for home health payments and implemented the Patient-Driven Groupings Model (“PDGM”) as part of the shift toward value-based care. The PDGM classifies patients based on clinical characteristics and other patient information into payment categories and eliminates the use of therapy service thresholds. Also effective January 1, 2020, CMS finalized a policy allowing therapy assistants to provide maintenance therapy services in the home and modified certain requirements relating to the home health plan of care.

CMS updates the HHPPS payment rates each calendar year. Effective January 1, 2021, HHPPS rates increased by 2.0%, which reflects a 2.3% market basket update, reduced by a multifactor productivity adjustment of 0.3 percentage points. CMS expects Medicare payments to home health agencies in 2021 to increase in the aggregate by 1.9% after accounting for the 0.1 percentage point decrease in payments to home health agencies due to changes in the rural add-on percentages also mandated by the Bipartisan Budget Act of 2018. Home health providers that do not comply with quality data reporting requirements are subject to a 2 percentage point reduction to their market basket update.

Historically, CMS paid home health providers 50% to 60% of anticipated payment at the beginning of a patient’s care episode through a request for anticipated payment (“RAP”). However, to address potential program integrity risks, CMS has phased out RAP payments. In calendar year 2021, CMS will not provide any up-front payments in response to a RAP but will continue to require home health providers to submit streamlined RAPs as notice that a beneficiary is under a home health period of care. In calendar year 2022, CMS will replace the RAP with a “Notice of Admission.”

Hospice

Hospice services provided to Medicare beneficiaries are paid under the Medicare Hospice Prospective Payment System, under which CMS sets a daily rate for each day a patient is enrolled in the hospice benefit. CMS updates these rates each federal fiscal year. Effective October 1, 2020, CMS increased hospice payment rates by 2.4%. This reflected a 2.4% market basket increase reduced by the multifactor productivity adjustment of 0.04 percentage points. Additionally, the aggregate cap, which limits the total Medicare reimbursement that a hospice may receive based on an annual per-beneficiary cap amount and the number of Medicare patients served, was updated to $30,683.93 for federal fiscal year 2021. If a hospice’s Medicare payments exceed its aggregate cap, it must repay Medicare the excess amount.

New York CDPAP

On February 11, 2021, the state of New York announced its initial selection of parties to enter into contracts as a Lead Fiscal Intermediary under its previously announced RFO process related to its CDPAP, in which the Company currently participates as a provider. The Company was not one of the selected entities in the initial RFO process. The announcement followed an extended RFO process first begun in 2019, with responses originally due in February 2020. It is unclear at this time whether the selected parties have the ability to fully meet the CDPAP Program needs or the timing and outcome of next steps in the process. Management believes changes are unlikely to occur during an estimated 6 to 12 month transition period and any financial impact to the Company in 2021 is expected to be immaterial. Based on its current run rate, the Company estimates that it receives approximately $52 million in annualized revenue from the program. The Company will continue to explore its options, including appeals, other arrangements under which the Company may continue to provide these services, and expense reductions to minimize any potential final impact of the RFO process.

Components of our Statements of Income

Net Service Revenues

We generate net service revenues by providing our services directly to consumers and primarily on an hourly basis in our personal care segment, on a daily basis in our hospice segment and on an episodic basis in our home health segment. We receive payment for providing such services from our payor clients, including federal, state and local governmental agencies, managed care organizations, commercial insurers and private consumers.

In our personal care segment, net service revenues are principally provided based on authorized hours, determined by the relevant agency, at an hourly rate, which is either contractual or fixed by legislation and are recognized at the time services are rendered. In our hospice segment, net service revenues are provided based on daily rates for each of the levels of care and are recognized as services are provided. In our home health segment, net service revenues are based on an episodic basis at a stated rate and recognized based on the number of days elapsed during a period of care within the reporting period. We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record self-pay revenues at the estimated amounts we expect to collect.

Cost of Service Revenues

We incur direct care wages, payroll taxes and benefit-related costs in connection with providing our services. We also provide workers’ compensation and general liability coverage for our employees. Employees are also reimbursed for their travel time and related travel costs in certain instances.

General and Administrative Expenses

Our general and administrative expenses include our costs for operating our network of local agencies and our administrative offices. Our agency expenses consist of costs for supervisory personnel, our community care supervisors and office administrative costs. Personnel costs include wages, payroll taxes, and employee benefits. Facility costs include rents, utilities, and postage, telephone and office expenses. Our corporate and support center expenses include costs for accounting, information systems, human resources, billing and collections, contracting, marketing and executive leadership. These expenses consist of compensation, including stock-based compensation, payroll taxes, employee benefits, legal, accounting and other professional fees, travel, general insurance, rents, provision for doubtful accounts and related facility costs. Expenses related to streamlining our operations such as costs related to terminated employees, termination of professional services relationships, other contract termination costs and asset write-offs are also included in general and administrative expenses.

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

Interest Income

Illinois law entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received. For the years ended December 31, 2019 and 2018, we received $0.7 million and $2.3 million, respectively, in prompt payment interest. For the year ended December 31, 2020, prompt payment interest was immaterial. While we may be owed additional prompt payment interest, the amount, timing, and intent to provide such payments remains uncertain, and we will continue to recognize prompt payment interest income upon satisfaction of these constraints.

Interest Expense

Interest expense is reported in the Consolidated Statements of Income when incurred and consists of (i) interest and unused credit line fees on the credit facility evidenced by the Credit Agreement, as defined under “Liquidity and Capital Resources,” (ii) interest on our financing lease obligations and (iii) amortization and write-off of debt issuance costs.

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. Our effective income tax rate was 21.0%, 22.2% and 20.1% for the years ended December 31, 2020, 2019 and 2018, respectively, compared to our federal statutory rate of 21%. Our effective income tax rates were principally due to the inclusion of state taxes and non-deductible compensation, partially offset by an excess tax benefit and the use of federal employment tax credits.

Discontinued Operations

Effective March 1, 2013, we sold substantially all of the assets used in our then home health business (the “2013 Home Health Business”) in Arkansas, Nevada and South Carolina, and 90% of the 2013 Home Health Business in California and Illinois. Effective October 1, 2017, we sold the remaining 10% ownership interest in the 2013 Home Health Business in California and Illinois. Therefore, we have segregated the 2013 Home Health Business operating results and presented them separately as discontinued operations for all periods presented, see Note 1 to the Notes to Consolidated Financial Statements for additional information.

Results of Operations

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

The following table sets forth, for the periods indicated, our consolidated results of operations.

	2020		2019		Change
		Net Service		Net Service
	Amount	Revenues	Amount	Revenues	Amount	%
Net service revenues	$764,775	100.0%	$648,791	100.0%	$115,984	17.9%
Cost of service revenues	538,538	70.4	469,553	72.4	68,985	14.7
Gross profit	226,237	29.6	179,238	27.6	46,999	26.2
General and administrative expenses	169,679	22.2	133,912	20.6	35,767	26.7
Depreciation and amortization	12,051	1.6	10,574	1.6	1,477	14.0
Total operating expenses	181,730	23.8	144,486	22.2	37,244	25.8
Operating income from continuing operations	44,507	5.8	34,752	5.4	9,755	28.1
Interest income	(624)	(0.1)	(1,523)	(0.2)	899	(59.0)
Interest expense	3,189	0.4	3,105	0.5	84	2.7
Total interest expense, net	2,565	0.3	1,582	0.3	983	62.1
Income from continuing operations before income taxes	41,942	5.5	33,170	5.1	8,772	26.4
Income tax expense	8,809	1.2	7,359	1.1	1,450	19.7
Net income from continuing operations	33,133	4.3	25,811	4.0	7,322	28.4
Discontinued operations:
Loss from discontinued operations	—	—	(574)	(0.1)	574	(100.0)
Net income	$33,133	4.3%	$25,237	3.9%	$7,896	31.3%

Net service revenues increased by 17.9% to $764.8 million for the year ended December 31, 2020 compared to $648.8 million in 2019. The increase was due to an increase in same store growth of 5.9% and an 8.1% increase in revenues per billable hour for the year ended December 31, 2020 in our personal care segment. In addition, net service revenue increased by $47.7 million and $1.8 million from our hospice and home health segments, respectively, for the year ended December 31, 2020 compared to 2019. The increase in our hospice segment was primarily due to an increase in average daily census, partially attributed to the acquisitions of Alliance on August 1, 2019 and Hospice Partners on October 1, 2019. The increase in our home health segment was primarily due to an increase in total visits partially related to the acquisition of Alliance on August 1, 2019.

Gross profit, expressed as a percentage of net service revenues, increased to 29.6% for the year ended December 31, 2020, from 27.6% in 2019. The increase was mainly attributed to the full-year effect in 2020 of the acquisition of our relatively higher margin hospice segment businesses in 2019.

General and administrative expenses increased to $169.7 million for the year ended December 31, 2020 compared to $133.9 million in 2019. The increase in general and administrative expenses was primarily due to acquisitions that resulted in an increase in administrative employee wages, taxes and benefit costs of $24.0 million, an increase in data processing of $1.9 million and an increase in rent expense of $3.1 million. In addition, professional fees increased by $3.9 million for the year ended December 31, 2020 compared to 2019. General and administrative expenses, expressed as a percentage of net service revenues increased to 22.2% for 2020, from 20.6% in 2019. The increase was primarily due to an increase in administrative employee wages, taxes and benefit costs.

Depreciation and amortization increased to $12.1 million for the year ended December 31, 2020 from $10.6 million in 2019, primarily due to the increase of intangible asset amortization related to the full-year effect in 2020 of our fiscal year 2019 acquisitions and fiscal year 2020 acquisitions.

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. For the years ended December 31, 2020 and 2019, our federal statutory rate was 21.0%. The effective income tax rate was 21.0% and 22.2% for the years ended December 31, 2020 and 2019, respectively, compared to our federal statutory rate of 21%. Our effective income tax rates was principally due to the inclusion of state taxes and non-deductible compensation, partially offset by an excess tax benefit and the use of federal employment tax credits. The excess tax benefit is a discrete item, related to the vesting of equity shares, which requires us to recognize the benefit fully in the period.

Results of Operations – Segments

The following tables and related analysis summarize our operating results and business metrics by segment:

Personal Care Segment

	For the Years Ended December 31,
	2020		2019		Change
Personal Care Segment	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$647,233	100.0%	$580,728	100.0%	$66,505	11.5%
Cost of services revenues	480,191	74.2	432,413	74.5	47,778	11.0
Gross profit	167,042	25.8	148,315	25.5	18,727	12.6
General and administrative expenses	60,468	9.3	56,887	9.8	3,581	6.3
Segment operating income	$106,574	16.5%	$91,428	15.7%	$15,146	16.6%

Business Metrics (Actual Numbers, Except Billable Hours in Thousands)
Locations at period end	170		152
Average billable census * (1)	39,199		39,188		11	—%
Billable hours * (2)	30,645		29,732		913	3.1
Average billable hours per census per month * (2)	65		63		2	3.2
Billable hours per business day * (2)	116,967		113,915		3,052	2.7
Revenues per billable hour * (2)	$21.07		$19.50		$1.57	8.1%
Same store growth revenue % * (3)	5.9		8.2

Segment Revenue by Payor
State, local and other governmental programs	$324,670	50.2%	$303,479	52.2%
Managed care organizations	287,032	44.3	239,559	41.3
Private pay	20,398	3.2	21,765	3.7
Commercial insurance	9,991	1.5	9,204	1.6
Other	5,142	0.8	6,721	1.2
Total segment net service revenues	$647,233	100.0%	$580,728	100.0%

Segment Revenue by Significant States
Illinois	$288,326	44.6%	$247,524	42.6%
New York	115,510	17.8	108,403	18.7
New Mexico	86,618	13.4	75,666	13.0
All other states	156,779	24.2	149,135	25.7
Total segment net service revenues	$647,233	100.0%	$580,728	100.0%

(1)	Average billable census is the number of unique clients receiving a billable service during the year and is the total census divided by months in operation during the period.
(2)

Billable hours is the total number of hours served to clients during the period. Average billable hours per census per month is billable hours divided by average billable census. Billable hours per day is total billable hours divided by the number of business days in the period. Revenues per billable hour is revenue, attributed to billable hours, divided by billable hours.

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

We derive a significant amount of our net service revenues from operations in Illinois, which represented 44.6% and 42.6% of our net service revenues for the years ended December 31, 2020 and 2019, respectively. Net service revenues from state, local and other governmental programs accounted for 50.2% and 52.2% of net service revenues for the years ended December 31, 2020 and 2019, respectively. Managed care organizations accounted for 44.3% and 41.3% of net service revenues for the years ended December 31, 2020 and 2019, respectively, with commercial insurance, private pay and other payors accounting for the remainder of net service revenues. One payor client, the Illinois Department on Aging, accounted for 23.0% and 25.3% of net service revenues for the years ended December 31, 2020 and 2019, respectively.

Net service revenues increased by 11.5% for the year ended December 31, 2020 compared to the year ended December 31, 2019. Net service revenues increased primarily as a result of an increase in same store sales of 5.9% and an increase in revenues per billable hour of 8.1%. Revenue per billable hours increased for the year ended December 31, 2020 compared to the year ended December 31, 2019, mainly attributed to rate increases discussed above.

Gross profit, expressed as a percentage of net service revenues, increased from 25.5% for the year ended December 31, 2019 to 25.8% for the year ended December 31, 2020 due to a decrease in direct service employee wages, taxes and benefit costs of 0.4%.

General and administrative expenses increased by approximately $3.6 million for the year ended December 31, 2020. The increase in general and administrative expenses was primarily due to acquisitions that resulted in a $4.5 million increase in administrative employee wages, taxes and benefit costs for the year ended December 31, 2020.

Hospice Segment

	For the Years Ended December 31,
	2020		2019		Change
Hospice Segment	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$101,297	100.0%	$53,601	100.0%	$47,696	89.0%
Cost of services revenues	47,197	46.6	27,203	50.8	19,994	73.5
Gross profit	54,100	53.4	26,398	49.2	27,702	104.9
General and administrative expenses	25,394	25.1	12,399	23.2	12,995	104.8
Segment operating income	$28,706	28.3%	$13,999	26.0%	$14,707	105.1%

Business Metrics (Actual Numbers)
Locations at period end	34		35
Admissions * (1)	6,376		3,095		3,281	106.0%
Average daily census * (2)	2,619		1,783		836	46.9
Average length of stay * (3)	105		107		(2)	(1.9)
Patient days * (4)	657,172		349,866		307,306	87.8
Revenue per patient day * (5)	$154.14		$153.20		$0.94	0.6%

Segment Revenue by Payor
Medicare	$94,068	92.9%	$49,649	92.6%
Managed care organizations	4,931	4.9	2,768	5.2
Other	2,298	2.2	1,184	2.2
Total segment net service revenues	$101,297	100.0%	$53,601	100.0%

Segment revenue by significant states
New Mexico	$42,648	42.1%	$38,790	72.4%
All other states	58,649	57.9	14,811	27.6
Total segment net service revenues	$101,297	100.0%	$53,601	100.0%

(1)	Represents referral process and new patients on service during the period.
(2)	Average daily census is total patient days divided by the number of days in the period, adjusted for patient days for acquisitions beginning on date of acquisition.
(3)	Average length of stay is the average number of days a patient is on service, calculated upon discharge, and is total patient days divided by total discharges in the period.
(4)	Patient days is days of service for all patients in the period.
(5)	Revenue per patient day is hospice revenue divided by the number of patient days in the period.
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

Hospice generates revenue by providing care to patients with a life expectancy of six months or less, as well as related services for their families. Net service revenues from Medicare accounted for 92.9% and 92.6% and managed care organizations accounted for 4.9% and 5.2% for the years ended December 31, 2020 and 2019, respectively. Net service revenues increased by $47.7 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to an increase in average daily census, partially attributed to the acquisitions of Alliance on August 1, 2019 and Hospice Partners on October 1, 2019.

Gross profit, expressed as a percentage of net service revenues was 53.4% and 49.2% for the years ended December 31, 2020 and 2019, respectively. The increase in gross profit as a percentage of net service revenues was partially due to a decrease of pharmacy costs of 0.6%, direct service employee wages, taxes and benefit costs of 0.3%, medical equipment of 0.6%, direct service supply costs of 0.4% and other direct expenses related to acquisition synergies.

The hospice segment’s general and administrative expenses primarily consist of administrative employee wages, taxes and benefit costs, rent, information technology and office expenses. General and administrative expenses, expressed as a percentage of net service revenues was 25.1% and 23.2% for the years ended December 31, 2020 and 2019, respectively. The increase in general and administrative expenses was primarily due to acquisitions that resulted in a $10.9 million increase in administrative employee wages, taxes and benefit costs and a $0.9 million increase in rent expenses for the year ended December 31, 2020.

Home Health Segment

	For the Years Ended December 31,
	2020		2019		Change
Home Health Segment	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$16,245	100.0%	$14,462	100.0%	$1,783	12.3%
Cost of services revenues	11,150	68.6	9,937	68.7	1,213	12.2
Gross profit	5,095	31.4	4,525	31.3	570	12.6
General and administrative expenses	3,773	23.2	3,205	22.2	568	17.7
Segment operating income	$1,322	8.2%	$1,320	9.1%	$2	0.2%

Business Metrics (Actual Numbers)
Locations at period end	10		11
New admissions * (1)	4,122		3,347		775	23.2%
Recertifications * (2)	2,578		2,658		(80)	(3.0)
Total volume * (3)	6,700		6,005		695	11.6
Visits * (4)	118,470		108,863		9,607	8.8%

Segment Revenue by Payor
Medicare	$12,765	78.6%	$11,218	77.6%
Managed care organizations	3,188	19.6	2,942	20.3
Other	292	1.8	302	2.1
Total segment net service revenues	$16,245	100.0%	$14,462	100.0%

Segment revenue by significant states
New Mexico	$16,245	100.0%	$14,462	100.0%
Total segment net service revenues	$16,245	100.0%	$14,462	100.0%

(1)	Represents new patients during the period.
(2)

A home health certification period begins with a start of care visit and continues for 60 days. If at the end of the initial certification, the patient continues to require home health services, a recertification is required. This represents the number of recertifications during the period.

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

Home health generates revenue by providing home health services on a short-term, intermittent or episodic basis to individuals, generally to treat an illness or injury. Net service revenues from Medicare accounted for 78.6% and 77.6% and managed care organizations accounted for 19.6% and 20.3% for the years ended December 31, 2020 and 2019, respectively. Net service revenues increased by $1.8 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. Revenue increased primarily due to an increase in total visits partially related to the acquisition of Alliance on August 1, 2019.

Gross profit, expressed as a percentage of net service revenues was 31.4% and 31.3% for the years ended December 31, 2020 and 2019, respectively. The increase in gross profit as a percentage of net service revenues was due to a decrease in mileage of 0.8%, partially offset by an increase of direct service supplies of 0.5% and direct employee wages, taxes and benefit costs of 0.1% for the year ended December 31, 2020.

The home health segment’s general and administrative expenses consist of administrative employee wages, taxes and benefit costs, rent, information technology and office expenses. General and administrative expenses, expressed as a percentage of net service revenues was 23.2% and 22.2% for the years ended December 31, 2020 and 2019, respectively. The increase in general and administrative expenses was primarily due to acquisitions that resulted in a $0.6 million increase in administrative employee wages, taxes and benefit costs for the year ended December 31, 2020.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

For the comparison of fiscal years 2019 and 2018, refer to Part II, Item 7—“Results of Operations” on Form 10-K for our fiscal year ended December 31, 2019, filed with the SEC on August 10, 2020 under the subheading—“Year Ended December 31, 2019 Compared to Year Ended December 31, 2018.”

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand and cash from operations and borrowings under our credit facility. At December 31, 2020 and 2019, we had cash balances of $145.1 million and $111.7 million, respectively.

We drew approximately $135.0 million on the revolver portion of our credit facility to fund, in part, the acquisition of Queen City Hospice on December 4, 2020. At December 31, 2020, we had a total of $178.5 million in revolving loans, with an interest rate of 1.90%, and $18.1 million of term loans, with an interest rate of 1.90%, outstanding on our credit facility. After giving effect to the amount drawn on our credit facility, approximately $9.0 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA (as defined in the Credit Agreement), we had $112.6 million available for borrowing under our credit facility.

During the year ended December 31, 2019, the Company drew approximately $23.5 million on the revolver portion of its credit facility to fund, in part, the purchase price for the Alliance acquisition on August 1, 2019. Additionally, the Company drew $19.6 million under the delayed draw term loan portion of its credit facility to fund, in part, the acquisition of VIP on June 1, 2019. At December 31, 2019, we had a total of $43.4 million revolving credit loans, with an interest rate of 3.44%, and $18.9 million of term loans, with an interest rate of 3.45%, outstanding on our credit facility. After giving effect to the amount drawn on our credit facility, approximately $10.0 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA (as defined in the Credit Agreement), we had $191.4 million available for borrowing under our credit loan facility.

Cash flows from operating activities represent the inflow of cash from our payor clients and the outflow of cash for payroll and payroll taxes, operating expenses, interest and taxes. Due to its revenue deficiencies as well as budget and financing issues, from time to time the state of Illinois has reimbursed us on a delayed basis with respect to our various agreements including with our largest payor, the Illinois Department on Aging. The open receivable balance from the Illinois Department on Aging decreased by $16.4 million from $37.6 million as of December 31, 2019 to $21.2 million as of December 31, 2020. As discussed in Part I, Item 1—“Business” hereof, the state of Illinois finalized its fiscal year 2021 budget with the inclusion of an appropriation to raise in-home care rates to offset previous minimum wage increases by the Chicago City Counsel.

COVID-19

The economic slowdown caused by the COVID-19 pandemic poses significant risks to states’ budgets for the 2021 fiscal year, which began July 1 in most states. Depending on the severity and length of a downturn, sales tax collections and income tax withholdings could continue to be depressed in fiscal 2021 and, potentially, future fiscal years. States could face significant fiscal challenges and may have no choice but to revise their revenue forecasts and adjust their budgets for fiscal 2021 and, potentially, future fiscal years, accordingly. Indeed, Illinois, New York and New Mexico, our top three markets, have revised revenue estimates down for the 2021 fiscal year. For example, in New York, which started its fiscal year April 1, the state comptroller recently estimated that the state would collect at least $10 billion less than originally forecasted, the first year-to-year cut since 2011. The current New York fiscal plan authorizes the state of New York to issue up to $8 billion in short-term bonds to provide funds in case of reduced revenues during the fiscal year. The state issued $1.1 billion of bonds on October 28, 2020. The New York fiscal plan also allows two state authorities to provide the state with a $3 billion line of credit in the new fiscal year. Congress could provide additional relief with additional stimulus and relief legislation, including extension of unemployment benefits and relief for states. We cannot determine the impact that COVID-19 may have on states budgets for 2021 or beyond, however, such impacts could have a material adverse effect on our financial condition, results of operations and cash flows.

At December 31, 2020, we had $145.1 million of cash on hand and $112.6 million of available, unused committed capacity under our credit facility. Our credit facility requires us to maintain a total net leverage ratio not exceeding 3.75:1.00. At December 31, 2020, we were in compliance with our financial covenants under the Credit Agreement. Although we believe our liquidity position remains strong, we can provide no assurance that we will remain in compliance with the covenants in our Credit Agreement, and in the future, it may prove necessary to seek an amendment with the bank lending group under our credit facility. The COVID-19 pandemic has resulted in, and may continue to result in, significant disruption of financial and capital markets, and there can be no assurance that we will be able to raise additional funds on terms acceptable to us, if at all.

In April 2020, the Company received grants in an aggregate principal amount of $6.9 million, for which it did not apply, from the Provider Relief Fund as part of the automatic general distributions by HHS. The Company returned these funds in June 2020. In November 2020, the Company received grants in an aggregate principal amount of $13.7 million from the Provider Relief Fund, for which we applied. The Company utilized $1.4 million of these funds for healthcare related expenses attributable to COVID-19 that were unreimbursed by other sources in the period ended December 31, 2020 and, in accordance with the current guidance issued by HHS, expects to utilize additional funds through June 30, 2021, at which point any unused funds will be returned. We are required to properly and fully document the use of such funds in reports to HHS. The Company’s ability to utilize and retain some or all of such funds will depend on the magnitude, timing and nature of the impact of the COVID-19 pandemic, as well as the terms and conditions of the funds received. In April 2020, Queen City Hospice received grants in an aggregate principal amount of approximately $2.5 million, for which it did not apply, from the Provider Relief Fund as part of the automatic general distributions by HHS. Queen City Hospice utilized approximately $0.6 million of the funds for healthcare related expenses attributable to COVID-19 that were unreimbursed by other sources. Queen City Hospice intends to repay $1.9 million, which represents the remainder of the grants received but not utilized, in 2021. Commercial organizations that receive annual total awards of $750,000 or more in federal funding, including payments received through the Provider Relief Fund, are subject to federal audit requirements.

In addition, the CARES Act expands the Medicare Accelerated and Advance Payment Program to increase cash flow to providers impacted by the COVID-19 pandemic. Hospice and home health providers were able to request an advance or accelerated payment of up to 100% of the Medicare payment amount for a three-month period (not including Medicare Advantage payments). The Medicare Accelerated and Advance Payment Program payments are a loan that providers must pay back. Recoupment of these payments was due to begin in August, but CMS has delayed the recoupment process for these payments, based on amended repayment terms imposed by the CAA, enacted October 1, 2020, until one year after payment was issued. In April 2020, Queen City Hospice received an amount equal to $10.8 million pursuant to the Medicare Accelerated and Advance Payment Program. Queen City Hospice did not repay the funds prior to the completion of our acquisition of Queen City Hospice, however, Queen City Hospice intends to repay such funds in March 2021, prior to any CMS recoupment and before any interest accrues.

The CARES Act and related legislation also include other provisions offering financial relief, for example temporarily lifting the Medicare sequester, which would have otherwise reduced payments to Medicare providers by 2%, from May 1, 2020, through March 31, 2021 (but also extending sequestration through 2030). The Medicare sequester relief resulted in an increase of $0.2 million to home health net service revenues and $1.3 million to hospice net service revenues for the year ended December 31, 2020. Additional financial relief under the CARES Act includes a temporary 6.2% increase in the FMAP intended to broadly support the solvency of state Medicaid programs.

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

Public Offering

On September 9, 2019, we completed a public offering of an aggregate 2,300,000 shares of common stock, par value $0.001 per share, including 300,000 shares of common stock sold pursuant to the exercise in full by the underwriters of their option to purchase additional shares, at a public offering price of $79.50 per share (the “Public Offering”). We received net proceeds of approximately $172.9 million, after deducting underwriting discounts and estimated offering expenses of approximately $9.9 million, in connection with the completion of the Public Offering. We used approximately $130.0 million from the net proceeds of the offering to fund the purchase price for our acquisition of Hospice Partners on October 1, 2019 and used any remaining net proceeds of the offering for general corporate purposes, and to fund, in part, 2020 acquisitions.

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

Amended and Restated Senior Secured Credit Facility

On October 31, 2018, we entered into the Amended and Restated Credit Agreement, dated as of October 31, 2018, with certain lenders and Capital One, National Association, as a lender and as agent for all lenders (as amended by the Amendment (as hereinafter defined), the “Credit Agreement”). This credit facility totaled $269.6 million, inclusive of a $250.0 million revolving loan and a $19.6 million delayed draw term loan and is evidenced by the Credit Agreement. This credit facility amended and restated our existing senior secured credit facility totaling $250.0 million. As used throughout this Annual Report on Form 10-K, “credit facility” shall mean the credit facility evidenced by the Credit Agreement.

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

At December 31, 2020, we were in compliance with our financial covenants under the Credit Agreement.

Cash Flows

The following table summarizes historical changes in our cash flows for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018

Net cash provided by operating activities	$109,411	$12,019	$33,203
Net cash used in investing activities	(214,236)	(188,697)	(67,789)
Net cash provided by financing activities	138,189	217,986	51,238

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Net cash provided by operating activities was $109.4 million for the year ended December 31, 2020, compared to $12.0 million in 2019 due to changes in accounts receivable primarily related to the growth in revenue, a decrease in days sales outstanding (“DSO”) during the year ended December 31, 2020 compared to 2019, as described below and $19.4 million of government stimulus advances received during 2020, net of acquisition activities. The related receivables due from the Illinois Department on Aging represented 15.9% and 25.1% of net accounts receivable at December 31, 2020 and 2019, respectively.

Net cash used in investing activities was $214.2 million for the year ended December 31, 2020, compared to $188.7 million for the year ended December 31, 2019. Our investing activities for the year ended December 31, 2020 primarily consisted of $194.8 million for the acquisition of Queen City Hospice, $15.8 million for the acquisition of County Homemakers, $14.5 million for the acquisition of A Plus and $6.8 million in purchases of property and equipment primarily related to our ongoing investments in our technology infrastructure and investments in expanding our corporate office. Our investing activities for the year ended December 31, 2019 consisted of $135.6 million for the acquisition of Hospice Partners, $29.9 million for the acquisition of VIP, $23.5 million for the acquisition of Alliance and $4.6 million in purchases of property and equipment primarily related to our ongoing investments in our technology infrastructure.

Net cash provided by financing activities was $138.2 million for the year ended December 31, 2020 compared to $218.0 million for the year ended December 31, 2019. Our financing activities for the year ended December 31, 2020 primarily related to borrowings of approximately $135.0 million on the revolver portion of our credit facility to fund, in part, the Queen City Hospice acquisition and $3.9 million in cash received from the exercise of stock options. Our financing activities for the year ended December 31, 2019 primarily related to net proceeds from our Public Offering of $172.9 million, borrowings of approximately $23.5 million on the revolver portion of our credit facility to fund the Alliance acquisition, borrowings of $19.6 million on the delayed draw term loan portion of our credit facility to fund, in part, the VIP acquisition and $3.2 million in cash received from the exercise of stock options.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

For the comparison of fiscal years 2019 and 2018, refer to Part II, Item 7—“Liquidity and Capital Resources” on Form 10-K for our fiscal year ended December 31, 2019, filed with the SEC on August 10, 2020 under the subheading—“Year Ended December 31, 2019 Compared to Year Ended December 31, 2018.”

Outstanding Accounts Receivable

Gross accounts receivable as of December 31, 2020 and 2019 were $133.4 million and $150.6 million, respectively. Outstanding accounts receivable, net of the allowance for doubtful accounts, decreased by $17.0 million as of December 31, 2020 compared to December 31, 2019. This decrease is related to the decrease in DSO as described below. Accounts receivable for the Illinois Department on Aging decreased approximately $16.4 million during the year ended December 31, 2020. Our collection procedures include review of account aging and direct contact with our payors. We have historically not used collection agencies. An uncollectible amount is written off to the allowance account after reasonable collection efforts have been exhausted.

We calculate our DSO by taking the accounts receivable outstanding net of the allowance for doubtful accounts divided by the net service revenues for the last quarter, multiplied by the number of days in that quarter. Our DSOs were 61, 72 and 65 days at December 31, 2020, 2019 and 2018, respectively. The DSOs for our largest payor, the Illinois Department on Aging, at December 31, 2020, 2019 and 2018 were 46, 78 and 51 days, respectively. We may not receive payments on a consistent basis in the near term and our DSOs and the DSO for the Illinois Department on Aging may increase despite the state of Illinois’s enactment of state budgets for fiscal years 2020 and 2021.

The economic slowdown caused by the COVID-19 pandemic poses significant risks to states’ budgets for the 2021 fiscal year, which began July 1 in most states. Depending on the severity and length of a downturn, sales tax collections and income tax withholdings could continue to be depressed in fiscal 2021 and, potentially, future fiscal years. States could face significant fiscal challenges and may have no choice but to revise their revenue forecasts and adjust their budgets for fiscal 2021 and, potentially, future fiscal years, accordingly. For example, in New York, which started its fiscal year April 1, the state comptroller recently estimated that the state would collect at least $10 billion less than originally forecasted, the first year-to-year cut since 2011. The current New York fiscal plan authorizes the state of New York to issue up to $8 billion in short-term bonds to provide funds in case of reduced revenues during the fiscal year. The state issued $1.1 billion of bonds on October 28, 2020. The New York fiscal plan also allows two state authorities to provide the state with a $3 billion line of credit in the new fiscal year. Congress could provide additional relief with additional stimulus and relief legislation, including extension of unemployment benefits and relief for states. While we cannot determine the impact that COVID-19 may have on states budgets for 2021 or beyond, such impacts could have a material adverse effect on our financial condition, results of operations and cash flows.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

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

The carrying value of our goodwill is the excess of the purchase price over the fair value of the net assets acquired from various acquisitions. In accordance with ASC Topic 350, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite useful lives are not amortized. We test goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. We may use a qualitative test to determine whether impairment has occurred. Additionally, it is our policy to update the fair value calculation of our reporting units and perform the quantitative goodwill impairment test on a periodic basis. The goodwill impairment test involves comparing the fair value of a reporting unit with its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, then goodwill is not impaired. If the fair value of a reporting unit is less than its carrying value, then goodwill is impaired to the extent of the difference. For the years ended December 31, 2020, 2019 and 2018, we performed the quantitative analysis to evaluate whether an impairment occurred. Based on the totality of the information available, we concluded that it was more likely than not that the estimated fair values were greater than the carrying values of the reporting units. For the fiscal year 2020 impairment test, the fair value of the reporting units exceeded their respective carrying values by at least 90% (commonly referred to as “headroom”). We concluded that there were no impairments for the years ended December 31, 2020, 2019 or 2018. As of December 31, 2020 and 2019, goodwill was $469.1 million and $275.4 million, respectively, included in our Consolidated Balance Sheets.

Our identifiable intangible assets consist of customer and referral relationships, trade names, trademarks, state licenses and non-competition agreements. Definite-lived intangible assets are amortized using straight-line and accelerated methods based upon the estimated useful lives of the respective assets, which range from one to twenty-five years, and assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Customer and referral relationships are amortized systematically over the periods of expected economic benefit, which range from five to ten years. We would recognize an impairment loss when the estimated future non-discounted cash flows associated with the intangible asset are less than the carrying value. An impairment charge would then be recorded for the excess of the carrying value over the fair value. We estimate the fair value of these intangible assets using the income approach. In accordance with ASC Topic 350, Goodwill and Other Intangible Assets, intangible assets with indefinite useful lives are not amortized. We test intangible assets with indefinite useful lives for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. No impairment charge was recorded for the years ended December 31, 2020, 2019 or 2018. As of December 31, 2020 and 2019, intangibles, net of accumulated amortization, was $71.5 million and $57.1 million, respectively, included in our Consolidated Balance Sheets. Amortization of intangible assets is reported in the statement of income caption, “Depreciation and amortization” and not included in the income statement caption cost of service revenues.

Revenue Recognition, Accounts Receivable and Allowances

Net service revenue is recognized at the amount that reflects the consideration the Company expects to receive in exchange for providing services directly to consumers. Receipts are from federal, state and local governmental agencies, managed care organizations, commercial insurers and private consumers for services rendered. The Company assesses the consumers' ability to pay at the time of their admission based on the Company's verification of the customer's insurance coverage under the Medicare, Medicaid, and other commercial or managed care insurance programs. Laws and regulations governing the governmental programs in which we participate are complex and subject to interpretation. Net service revenues related to uninsured accounts, or self-pay, is recorded net of implicit price concessions estimated based on historical collection experience to reduce revenue to the estimated amount we expect to collect. Amounts collected from all sources may be less than amounts billed due to implicit price concessions resulting from client eligibility issues, insufficient or incomplete documentation, services at levels other than authorized, pricing differences and other reasons unrelated to credit risk. We monitor our net service revenues and collections from these sources and record any necessary adjustment to net service revenues based upon management’s assessment of historical write offs and expected net collections, business and economic conditions, trends in federal, state and private employer health care coverage and other collection indicators.

Accounts receivable is reduced to the amount expected to be collected in future periods for services rendered to customers prior to the balance sheet date. Management estimates the value of accounts receivable, net of allowances for implicit price concessions based upon historical experience and other factors, including an aging of accounts receivable, evaluation of expected adjustments, past adjustments and collection experience in relation to amounts billed, current contract and reimbursement terms, shifts in payors and other relevant information. Collection of net service revenues we expect to receive is normally a function of providing complete and correct billing information to the payors within the various filing deadlines. The evaluation of these historical and other factors involves complex, subjective judgments impacting the determination of the implicit price concession assumption. In addition, we compare our cash collections to recorded net service revenues and evaluate our historical allowances, including implicit price concessions, based upon the ultimate resolution of the accounts receivable balance.

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

With the modified retrospective adoption of ASU 2014-09, Revenue from Contracts with Customers, in 2018 subsequent adjustments that are determined to be the result of an adverse change in the payor’s ability to pay are recognized as provision for doubtful accounts. The majority of what historically was classified as provision for doubtful accounts under operating expenses is now treated as an implicit price concession factored into the determination of net service revenues discussed above. Our collection procedures include review of account aging and direct contact with our payors. We have historically not used collection agencies. An uncollectible amount is written off to the allowance account after reasonable collection efforts have been exhausted. As of December 31, 2020 and 2019, the allowance for doubtful accounts balance was $1.0 million and $1.0 million, respectively, which is included in accounts receivable, net of allowances on our Consolidated Balance Sheets.

Recent Accounting Pronouncements

Refer to Note 1 to the Notes to Consolidated Financial Statements for further discussion.

Contractual Obligations and Commitments

We had outstanding letters of credit of $9.0 million at December 31, 2020. These standby letters of credit benefit our third-party insurer for our high deductible workers’ compensation insurance program. The amount of the letters of credit is negotiated annually in conjunction with the insurance renewals.

The following table summarizes our cash contractual obligations as of December 31, 2020:

		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(Amounts in Thousands)
Revolving loan under the amended and restated credit facility, 1.90% due 2023	$178,458	$—	$178,458	$—	$—
Term loan under the amended and restated credit facility, 1.90% due 2023	18,130	980	17,150	—	—
Interest payable on revolving and term loans (1)	11,219	4,923	6,296	—	—
Operating leases	51,931	10,681	15,984	8,752	16,514
Total contractual obligations	$259,738	$16,584	$217,888	$8,752	$16,514

(1)

As described in Note 8 to the Notes to Consolidated Financial Statements, interest on borrowings under the revolving and term loan are variable. The calculated interest payable amounts above use actual rates available through January 2021 and assumes the January rates of 1.90%, respectively, are for all future interest payable on revolving and term loans.

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

We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt, including, without limitation, the potential impact of the discontinuation or modification of LIBOR. As of December 31, 2020, we had outstanding borrowings of approximately $196.6 million on our credit facility, all of which was subject to variable interest rates. As of December 31, 2019, we had outstanding borrowings of approximately $62.3 million on our credit facility, all of which was subject to variable interest rates. If the variable rates on this debt were 100 basis points higher than the rate applicable to the borrowing during the year ended December 31, 2020, our net income would have decreased by $0.6 million, or $0.04 per diluted share. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Remediation of Previously Reported Material Weaknesses

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, we determined that we had material weaknesses in our internal control over financial reporting. These material weaknesses primarily related to 1) the overall design and implementation of an effective risk assessment, 2) controls over the review and approval of hours worked and billed, and 3) controls over the accuracy of the implicit price concession assumption used in the estimation of the recoverability of unadjudicated net service revenues (accounts receivable, net).

Our management began a remediation plan to address the material weaknesses as soon as they were identified. Because the reliability of the internal control process requires repeatable execution, the successful remediation of these material weaknesses required review and evidence of operating effectiveness prior to concluding that the controls were effective.

During the year ended December 31, 2020, we implemented the following changes to our internal control over financial reporting:

•

Identified dedicated internal resources, supplemented with third-party specialists, to assist with formalizing a robust and detailed risk assessment plan, including identifying and assessing those risks commensurate with the significant changes within our Company.

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

•

Implemented enhancements to the design of control activities over the accuracy of the implicit price concession assumption used in the estimate of recoverability of unadjudicated net service revenues, including additional analysis related to aged accounts receivable and using cash collection data to validate the recoverability.

We have completed execution of our remediation plan and successfully remediated the material weaknesses in internal control over financial reporting described above as of December 31, 2020.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Under SEC Staff guidance, companies are permitted to exclude acquisitions from their first assessment of internal control over financial reporting which covers the period in which such acquisition was completed. We excluded A Plus Health Care, Inc., County Homemakers and Queen City Hospice, each of which are wholly-owned subsidiaries, from our assessment of internal control over financial reporting as of December 31, 2020 because they were acquired in purchase business combinations on July 1, 2020, November 1, 2020 and December 1, 2020, respectively.

•	A Plus Health Care, Inc. represented 0.6% of our revenues and 2.2% of our operating income, respectively for the year ended December 31, 2020.
•	County Homemakers represented 0.3% of our revenues and 0.5% of our operating income, respectively for the year ended December 31, 2020.
•	Queen City Hospice represented 0.6% of our revenues and (1.4)% of our operating income, respectively for the year ended December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears within Part IV, Item 15—“Exhibits and Financial Statement Schedules.”.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K as we intend to file our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders pursuant to Regulation 14A of the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the 2021 Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2020.

We have adopted a Code of Business Conduct and Ethics (“Code of Conduct”) that is applicable to all of our employees, officers and members of our Board of Directors, and our subsidiaries. The Code of Conduct addresses, among other things, legal compliance, conflicts of interest, corporate opportunities, protection and proper use of Company assets, confidential and proprietary information, integrity of records, compliance with accounting principles and relations with government agencies. A copy of the current version of our Code of Conduct is available in the Investors—Corporate Governance section of our internet website located at www.addus.com. A copy of the Code of Conduct is also available in print, free of charge, to any stockholder who requests it by writing to Addus HomeCare Corporation, 6303 Cowboys Way, Suite 600, Frisco, TX 75034. We intend to post amendments to or waivers from, if any, our Code of Conduct at this location on our website, in each case to the extent such amendment or waiver would otherwise require the filing of a Current Report on Form 8-K pursuant to Item 5.05 thereof.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the 2021 Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2020.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the 2021 Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2020.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the 2021 Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2020.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the 2021 Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2020.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)

(1), (2) The Financial Statements listed on the index on page F-1 following are included herein. All schedules are omitted, either because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

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

4.2

Description of Securities of Addus HomeCare Corporation Registered under Section 12 of the Exchange Act (filed on August 10, 2020 as Exhibit 4.2 to Addus HomeCare Corporation’s Annual Report on Form 10-K (File No. 001-34504) and incorporated by reference herein).

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

10.39

Employment and Non-Competition Agreement, effective April 29, 2019, by and between Addus HealthCare, Inc. and Sean Gaffney (filed on April 8, 2019 as Exhibit 99.2 to Addus HomeCare Corporation’s Current Report on Form 8-K (File No. 001-34504) and incorporated by reference herein). *

10.40

Employment and Non-Competition Agreement, effective November 7, 2019, by and between Addus HealthCare, Inc. and David Tucker (filed on August 10, 2020 as Exhibit 10.40 to Addus HomeCare Corporation’s Annual Report on Form 10-K (File No. 001-34504) and incorporated by reference herein).*

10.41

Employment and Non-Competition Agreement, effective November 7, 2019, by and between Addus HealthCare, Inc. and Mike Wattenbarger (filed on August 10, 2020 as Exhibit 10.41 to Addus HomeCare Corporation’s Annual Report on Form 10-K (File No. 001-34504) and incorporated by reference herein).*

10.42

Transition Agreement and Release, effective as of July 31, 2019, by and between Addus HealthCare, Inc. and James “Zeke” Zoccoli (filed on July 24, 2019 as Exhibit 10.1 to Addus HomeCare Corporation’s Current Report on Form 8-K (File No. 001-34504) and incorporated by reference herein). *

10.43

Equity Purchase Agreement, dated August 25, 2019, by and among Addus Healthcare, Inc., Hospice Partners of America, LLC, New Capital Partners II – HS, Inc., Senior Care Services, LLC, Eastside Partners II, L.P., and New Capital Partners II, LLC (filed on September 3, 2019 as Exhibit 2.1 to Addus HomeCare Corporation’s Registration Statement on Form S-3ASR (File No. 333-233600) and incorporated by reference herein).

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

10.45	Unit Purchase Agreement, dated November 10, 2020, by and among Addus Healthcare, Inc., Queen City Hospice, LLC, Miracle City Hospice, LLC, and QCH Holdings LLC.

10.46	Amendment to Unit Purchase Agreement, dated December 3, 2020, by and among Addus Healthcare, Inc., Queen City Hospice, LLC, Miracle City Hospice, LLC, and QCH Holdings LLC.

21.1	Subsidiaries of Addus HomeCare Corporation.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

*	Management compensatory plan or arrangement
ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Addus HomeCare Corporation

By:	/s/ R. DIRK ALLISON
R. Dirk Allison, President and Chief Executive Officer

Date: March 1, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ R. DIRK ALLISON R. Dirk Allison	President and Chief Executive Officer (Principal Executive Officer) and Director	February 26, 2021

/s/ BRIAN POFF Brian Poff	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2021

/s/ MICHAEL EARLEY Michael Earley	Director	February 26, 2021

/s/ MARK L. FIRST Mark L. First	Director	February 26, 2021

/s/ STEVEN I. GERINGER Steven I. Geringer	Director	February 26, 2021

/s/ DARIN J. GORDON Darin J. Gordon	Director	February 26, 2021

/s/ ESTEBAN LÓPEZ, M.D. Esteban López, M.D.	Director	February 26, 2021

/s/ VERONICA HILL-MILBOURNE	Director	February 26, 2021
Veronica Hill-Milbourne

/s/ JEAN RUSH	Director	February 26, 2021
Jean Rush

/s/ SUSAN T. WEAVER, M.D., FACP Susan T. Weaver, M.D., FACP	Director	February 26, 2021

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Addus HomeCare Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Addus HomeCare Corporation and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management has excluded A Plus Health Care, Inc., County Homemakers, and Queen City Hospice from its assessment of internal control over financial reporting as of December 31, 2020, because they were acquired by the Company in purchase business combinations during 2020. We have also excluded A Plus Health Care, Inc., County Homemakers, and Queen City Hospice from our audit of internal control over financial reporting. A Plus Health Care, Inc., County Homemakers, and Queen City Hospice are wholly-owned subsidiaries whose total revenues and total operating income excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 0.6%, 0.3% and 0.6% of total revenues, respectively and approximately 2.2%, 0.5% and (1.4)%, of total operating income, respectively, of the related consolidated financial statement amounts for the year ended December 31, 2020.

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

Valuation of Accounts Receivable, Net of Allowances for Implicit Price Concessions

As described in Note 1 to the consolidated financial statements, net service revenue is recognized at the amount that reflects the consideration the Company expects to receive in exchange for providing services directly to consumers. Amounts collected may be less than amounts billed due to implicit price concessions, resulting from client eligibility issues, insufficient or incomplete documentation, services at levels other than authorized, pricing differences and other reasons unrelated to credit risk. Management estimates the value of accounts receivable, net of allowances for implicit price concessions, based upon historical experience and other factors, including an aging of accounts receivable, evaluation of expected adjustments, past adjustments and collection experience in relation to amounts billed, current contract and reimbursement terms, shifts in payors and other relevant information. As disclosed by management, the evaluation of these historical and other factors involves complex, subjective judgments. Accounts receivable, net of allowances for implicit price concessions (before the allowance for doubtful accounts), were $133.6 million as of December 31, 2020.

The principal considerations for our determination that performing procedures relating to the valuation of accounts receivable, net of allowances for implicit price concessions is a critical audit matter are (i) the high degree of auditor judgment and subjectivity in applying procedures relating to the valuation of accounts receivable, net of allowances for implicit price concessions due to the significant judgment by management when developing the estimate; and (ii) the significant audit effort in performing procedures and evaluating the audit evidence obtained related to the estimate. As previously disclosed by management, a material weakness existed during the year related to this matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimate of the valuation of accounts receivable, net of implicit price concessions, including controls over the allowance for implicit price concessions. These procedures also included, among others, (i) evaluating management’s process for developing the estimate of accounts receivable, net of allowances for implicit price concessions, as well as the relevance and use of historical experience data as an input into the estimate, (ii) testing the completeness and accuracy of the charges and payments used by management in the estimate by testing a sample of revenue transactions, (iii) evaluating the historical accuracy of management’s process for developing the estimate of the amount which will ultimately be collected by comparing actual cash collections to the previously recorded accounts receivable, and (iv) developing an independent expectation of the amount expected to be collected by management. Developing the independent expectation involved calculating the percentage of cash collections as compared to the recorded accounts receivable balance as of the end of the prior year and comparing that percentage to management’s collection expectation used to determine the current year estimate of accounts receivable, net of allowances for implicit price concessions.

Valuation of Queen City Hospice Identifiable Intangible Assets

As described in Notes 1 and 4 to the consolidated financial statements, during 2020, the Company completed the acquisition of Queen City Hospice, LLC and its affiliate Miracle City Hospice, LLC (together “Queen City Hospice”) for net consideration of $194.8 million. As a result of the acquisition, management recorded total identifiable intangible assets of $20.0 million, related to trade names, non-competition agreements, and state licenses. Management estimates the fair values of the trade names using the relief-from-royalty method, which requires assumptions such as the long-term growth rates of future revenues, the relief from royalty rate for such revenue, the tax rate and the discount rate. Management estimates the fair value of existing indefinite-lived state licenses based on a blended approach of the replacement cost method and cost savings method, which involves estimating the total process costs and opportunity costs to obtain a license, by estimating future earnings before interest and taxes and applying an estimated discount rate, tax rate and time to obtain the license. Management estimates the fair value of non-competition agreements based on a method of analyzing the factors to compete and factors not to compete, which involves estimating historical financial data, forecasted financial statements, growth rates, tax amortization benefit, discount rate, review of factors to compete and factors not to compete as well as an assessment of the probability of successful competition for each non-competition agreement.

The principal considerations for our determination that performing procedures relating to the valuation of identifiable intangible assets resulting from the acquisition of Queen City Hospice is a critical audit matter are (i) the high degree of auditor judgment and subjectivity in applying procedures relating to the fair value measurement of identifiable intangible assets acquired due to the significant judgment by management when developing the estimates; (ii) significant audit effort in performing procedures and evaluating audit evidence relating to the significant assumptions such as (a) the relief from royalty rate and the discount rate for certain trade names, and (b) the estimated time to obtain the license and the discount rate for certain indefinite-lived state licenses (collectively, the “identifiable intangible assets significant assumptions”); and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to estimating the fair value of identifiable intangible assets recorded from the Queen City Hospice acquisition, including controls over development of the identifiable intangible assets significant assumptions. These procedures also included, among others, testing management’s process for estimating the fair value of intangible assets, which included evaluating the appropriateness of the valuation methods, testing the completeness and accuracy of underlying data used by management, and evaluating the reasonableness of identifiable intangible assets significant assumptions. Evaluating the reasonableness of the identifiable intangible assets significant assumptions, except for the discount rates, involved considering the following, as applicable, (i) past performance of the acquired businesses, and (ii) economic and industry metrics and forecasts. In addition, the discount rates were evaluated by considering the cost of capital of comparable businesses and other industry factors. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the valuation methods used and the reasonableness of the discount rates.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 1, 2021

We have served as the Company’s auditor since 2019.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2020 and 2019

(amounts and shares in thousands, except per share data)

	2020	2019
Assets
Current assets
Cash	$145,078	$111,714
Accounts receivable, net of allowances	132,650	149,680
Prepaid expenses and other current assets	9,969	7,993
Total current assets	287,697	269,387
Property and equipment, net of accumulated depreciation and amortization	19,749	12,156
Other assets
Goodwill	469,072	275,368
Intangibles, net of accumulated amortization	71,549	57,079
Deferred tax assets, net	6,524	1,647
Operating lease assets, net	37,991	21,111
Total other assets	585,136	355,205
Total assets	$892,582	$636,748
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$23,705	$19,641
Accrued payroll	35,815	30,587
Accrued expenses	37,564	22,429
Government stimulus advances	32,087	—
Accrued workers’ compensation insurance	13,759	14,143
Current portion of long-term debt	971	728
Total current liabilities	143,901	87,528
Long-term liabilities
Long-term debt, less current portion, net of debt issuance costs	193,901	59,164
Long-term operating lease liabilities	35,516	14,301
Other long-term liabilities	588	163
Total long-term liabilities	230,005	73,628
Total liabilities	$373,906	$161,156
Stockholders’ equity
Common stock—$.001 par value; 40,000 authorized and 15,826 and 15,617 shares issued and outstanding as of December 31, 2020 and 2019, respectively	$16	$15
Additional paid-in capital	369,495	359,545
Retained earnings	149,165	116,032
Total stockholders’ equity	518,676	475,592
Total liabilities and stockholders’ equity	$892,582	$636,748

See accompanying Notes to Consolidated Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2020, 2019 and 2018

(amounts and shares in thousands, except per share data)

	For the Years Ended December 31,
	2020	2019	2018
Net service revenues	$764,775	$648,791	$516,647
Cost of service revenues	538,538	469,553	379,843
Gross profit	226,237	179,238	136,804
General and administrative expenses	169,679	133,912	105,335
Depreciation and amortization	12,051	10,574	8,642
Total operating expenses	181,730	144,486	113,977
Operating income from continuing operations	44,507	34,752	22,827
Interest income	(624)	(1,523)	(2,592)
Interest expense	3,189	3,105	5,016
Total interest expense, net	2,565	1,582	2,424
Income from continuing operations before income taxes	41,942	33,170	20,403
Income tax expense	8,809	7,359	4,096
Net income from continuing operations	33,133	25,811	16,307
(Loss) earnings from discontinued operations	—	(574)	126
Net income	$33,133	$25,237	$16,433
Net income per common share
Basic income per share
Continuing operations	$2.12	$1.87	$1.35
Discontinued operations	—	(0.04)	0.01
Basic income per share	$2.12	$1.83	$1.36
Diluted income per share
Continuing operations	$2.08	$1.81	$1.32
Discontinued operations	—	(0.04)	0.01
Diluted income per share	$2.08	$1.77	$1.33
Weighted average number of common shares and potential common shares outstanding:
Basic	15,596	13,816	12,049
Diluted	15,956	14,248	12,383

See accompanying Notes to Consolidated Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2020, 2019 and 2018

(amounts and shares in thousands)

	Common Stock		Additional Paid in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2018	11,632	$12	$95,963	$74,362	$170,337
Issuance of shares of common stock under restricted stock award agreements	78	—	—	—	—
Forfeiture of shares of common stock under restricted stock award agreements	(16)	—	—	—	—
Stock-based compensation	—	—	4,109	—	4,109
Shares issued for exercise of stock options	42	—	994	—	994
Shares issued in secondary offering, net of offering costs	1,390	1	76,617	—	76,618
Net income	—	—	—	16,433	16,433
Balance at December 31, 2018	13,126	$13	$177,683	$90,795	$268,491
Issuance of shares of common stock under restricted stock award agreements	70	—	—	—	—
Forfeiture of shares of common stock under restricted stock award agreements	(4)	—	—	—	—
Stock-based compensation	—	—	5,766	—	5,766
Shares issued for exercise of stock options	125	—	3,153	—	3,153
Shares issued in secondary offering, net of offering costs	2,300	2	172,943	—	172,945
Net income	—	—	—	25,237	25,237
Balance at December 31, 2019	15,617	$15	$359,545	$116,032	$475,592
Issuance of shares of common stock under restricted stock award agreements	88	—	—	—	—
Forfeiture of shares of common stock under restricted stock award agreements	(6)	—	—	—	—
Stock-based compensation	—	—	6,005	—	6,005
Shares issued for exercise of stock options	127	1	3,945	—	3,946
Net income	—	—	—	33,133	33,133
Balance at December 31, 2020	15,826	$16	$369,495	$149,165	$518,676

See accompanying Notes to Consolidated Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2020, 2019 and 2018

(amounts in thousands)

	For the Years
	Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$33,133	$25,237	$16,433
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	12,051	10,574	8,642
Deferred income taxes	(4,652)	(1,063)	(375)
Stock-based compensation	6,005	5,766	4,109
Amortization of debt issuance costs under the credit facility	737	716	606
Provision for doubtful accounts	918	343	272
Contingent consideration	—	—	(847)
Loss (gain) on sale and/or impairment of assets	1,256	—	38
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	23,860	(37,478)	(697)
Prepaid expenses and other current assets	(1,973)	(792)	1,652
Government stimulus advances	19,393	—	—
Accounts payable	2,159	4,638	4,235
Accrued expenses and other liabilities	16,524	4,078	(865)
Net cash provided by operating activities	109,411	12,019	33,203
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(207,660)	(184,076)	(62,440)
Proceeds on disposal of businesses	255	—	—
Purchases of property and equipment	(6,831)	(4,621)	(5,349)
Net cash used in investing activities	(214,236)	(188,697)	(67,789)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	172,945	76,618
Borrowings on revolver — credit facility	135,000	23,458	20,000
Borrowings on term loan — credit facility	—	19,600	60,420
Payments on term loan — credit facility	(735)	(735)	(104,858)
Payments on financing lease obligations	(22)	(63)	(1,013)
Payments for debt issuance costs under the credit facility	—	(372)	(923)
Cash received from exercise of stock options	3,946	3,153	994
Net cash provided by financing activities	138,189	217,986	51,238
Net change in cash	33,364	41,308	16,652
Cash, at beginning of period	111,714	70,406	53,754
Cash, at end of period	$145,078	$111,714	$70,406
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,365	$2,320	$4,339
Cash paid for income taxes	10,590	7,303	4,097
Supplemental disclosures of non-cash investing and financing activities
Leasehold improvements acquired through tenant allowances	5,161	682	—
Tax benefit related to the amortization of tax goodwill in excess of book basis	225	117	117

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

Discontinued Operations

In 2013, the Company sold substantially all of the assets used in its then home health business (the “2013 Home Health Business”) in Arkansas, Nevada and South Carolina, and 90% of the 2013 Home Health Business in California and Illinois. Effective October 1, 2017, the Company sold its remaining 10% ownership interest in the 2013 Home Health Business in California and Illinois. The results of the 2013 Home Health Business are reflected as discontinued operations for all periods presented herein. For the year ended December 31, 2019, in connection with a 2013 Home Health Business litigation settlement, the Company recognized an expense of $0.6 million. The lawsuit was dismissed in full on October 15, 2019. For the years ended December 31, 2018, discontinued operations consisted of the reduction of the indemnification reserve, net of tax, for the Company’s 2013 Home Health Business.

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

The initial estimate of net service revenues is determined by reducing the standard charge by any contractual adjustments, discounts, and implicit price concessions. Subsequent changes to the estimate of net service revenues are generally recorded in the period of the change. Changes in estimates of implicit price concessions, discounts, and contractual adjustments for performance obligations satisfied in prior years resulted in additional net service revenue of $3.0 million and $1.3 million, for the years ended December 31, 2019 and 2018, respectively. Subsequent changes that are determined to be the result of an adverse change in the patient's ability to pay are recorded as bad debt expense.

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

Hospice Revenue

The Company generates net service revenues from providing hospice services to consumers who are terminally ill as well as related services for their families. Net service revenues are recognized as services are provided and costs for delivery of such services are incurred. The estimated payment rates are daily rates for each of the levels of care the Company delivers. Hospice companies are subject to two specific payment limit caps under the Medicare program each federal fiscal year, the inpatient cap and the aggregate cap. The inpatient cap limits the number of inpatient care days provided to no more than 20% of the total days of hospice care provided for the year. The aggregate cap limits the amount of Medicare reimbursement a hospice may receive, based on the number of Medicare patients served. For the year ended December 31, 2020 and 2019, the Company recorded a liability of $1.8 million and $0.4 million related to the Medicare aggregate cap limit.

Home Health Revenue

The Company also generates net service revenues from providing home healthcare services directly to consumers mainly under contracts with Medicare and managed care organizations. Generally, these contracts, which are negotiated based on current contracting practices as appropriate for the payor, establish the terms of a relationship and set the broad range of terms for services to be performed on an episodic basis at a stated rate. Home health Medicare services were paid under the Medicare Home Health Prospective Payment System (“HHPPS”), for the year ended December 31, 2020, which is based on 30-day periods of care as a unit of service. The HHPPS permits multiple, continuous periods per patient. Medicare payment rates for periods under HHPPS vary based on the severity of the patient’s condition as determined by assessment of a patient’s Home Health Resource Group score.

The Company elects to use the same 30-day periods that Medicare recognizes as standard but accelerates revenue upon discharge to align with a patient’s episode length if less than the expected 30 days, which depicts the transfer of services and related benefits received by the patient over the term of the contract necessary to satisfy the obligations. The Company recognizes revenue based on the number of days elapsed during a period of care within the reporting period. The Company satisfies its performance obligations as consumers receive and consume the benefits provided by the Company as the services are performed. As the Company has a right to consideration from Medicare commensurate with the services provided to customers from the performance completed over a given episodic period, the Company has elected to use the practical expedient for measuring progress toward satisfaction of performance obligations. Under this method recognizing revenue ratably over the episode based on beginning and ending dates is a reasonable proxy for the transfer of benefit of the service.

Accounts Receivable and Allowances

Accounts receivable is reduced to the amount expected to be collected in future periods for services rendered to customers prior to the balance sheet date. Management estimates the value of accounts receivable, net of allowances for implicit price concessions, based upon historical experience and other factors, including an aging of accounts receivable, evaluation of expected adjustments, past adjustments and collection experience in relation to amounts billed, current contract and reimbursement terms, shifts in payors and other relevant information. Collection of net service revenues the Company expects to receive is normally a function of providing complete and correct billing information to the payors within the various filing deadlines. The evaluation of these historical and other factors involves complex, subjective judgments impacting the determination of the implicit price concession assumption. In addition, the Company compares its cash collections to recorded net service revenues and evaluates its historical allowance, including implicit price concessions, based upon the ultimate resolution of the accounts receivable balance.

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

With the modified retrospective adoption of ASU 2014-09, Revenue from Contracts with Customers, in 2018, subsequent adjustments that are determined to be the result of an adverse change in the payor’s ability to pay are recognized as provision for doubtful accounts. The majority of what historically was classified as provision for doubtful accounts under operating expenses is now treated as an implicit price concession factored into the determination of net service revenues discussed above. Our collection procedures include review of account aging and direct contact with our payors. We have historically not used collection agencies. An uncollectible amount is written off to the allowance account after reasonable collection efforts have been exhausted. As of December 31, 2020 and 2019, the allowance for doubtful accounts balance was $1.0 million and $1.0 million, respectively, which is included in accounts receivable, net of allowances on the Company’s Consolidated Balance Sheets.

Activity in the allowance for doubtful accounts is as follows (in thousands):

Allowance for doubtful accounts	Balance at beginning of period	Additions/ charges	Deductions (1)	Balance at end of period
Year ended December 31, 2020
Allowance for doubtful accounts	$962	918	907	$973
Year ended December 31, 2019
Allowance for doubtful accounts	$945	343	326	$962
Year ended December 31, 2018 (2)
Allowance for doubtful accounts	$18,749	272	18,076	$945

(1)Write-offs, net of recoveries

(2)

With the adoption of ASU 2014-09, Revenue from Contracts with Customers, in 2018 and subsequent periods, subsequent adjustments that are determined to be the result of an adverse change in the payor’s ability to pay are recognized as provision for doubtful accounts. We recorded $18.0 million for the year ended December 31, 2018 as a reduction to revenue that would have been recorded as provision for doubtful accounts under the prior revenue recognition guidance.

Property and Equipment

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the related assets by use of the straight-line method. Maintenance and repairs are charged to expense as incurred. The estimated useful lives of the property and equipment are as follows:

Computer equipment	3-5 years
Furniture and equipment	5-7 years
Transportation equipment	5 years
Computer software	3-10 years
Leasehold improvements	Lesser of useful life or lease term

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (ASC Topic 842). ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use (“ROU”) asset for all leases, including operating leases, with a term greater than twelve months in their balance sheet. We elected to adopt the standard effective January 1, 2019 using the modified retrospective transition method.

We have historically entered into operating leases for local branches, our corporate headquarters and certain equipment. The Company’s current leases have expiration dates through 2031. Certain of our arrangements have free rent periods and/or escalating rent payment provisions. We recognize rent expense on a straight-line basis over the lease term. Certain of the Company’s leases include termination options and renewal options for periods ranging from one to five years. Renewal options generally are not considered in determining the lease term, and payments associated with the option years are excluded from lease payments unless we are reasonably certain to exercise the renewal option.

The operating lease liabilities are calculated using the present value of lease payments. If available, we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement.

Operating lease assets are valued based on the initial operating lease liabilities plus any prepaid rent, reduced by tenant improvement allowances. Operating lease assets are tested for impairment in the same manner as our long-lived assets. For the year ended December 31, 2020, we impaired approximately $1.0 million in operating lease assets, as a result of expanding the Frisco corporate headquarters, included within general and administrative expenses. See Note 2 for additional information related to leases.

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

The Company’s carrying value of goodwill is the excess of the purchase price over the fair value of the net assets acquired from various acquisitions. In accordance with Accounting Standards Codification (“ASC”) Topic 350, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite useful lives are not amortized. The Company tests goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. The Company may use a qualitative test to determine whether impairment has occurred. Additionally, it is the Company’s policy to update the fair value calculation of our reporting units and perform the quantitative goodwill impairment test on a periodic basis. The goodwill impairment test involves comparing the fair value of a reporting unit with its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, then goodwill is not impaired. If the fair value of a reporting unit is less than its carrying value, then goodwill is impaired to the extent of the difference. For the years ended December 31, 2020, 2019 and 2018, the Company performed the quantitative analysis to evaluate whether an impairment occurred. Based on the totality of the information available, the Company concluded that it was more likely than not that the estimated fair values were greater than the carrying values of the reporting units. For the fiscal year 2020 impairment test, the fair value of the reporting units exceeded their respective carrying values by at least 90% (commonly referred to as “headroom”). The Company concluded that there were no impairments for the years ended December 31, 2020, 2019 or 2018. As of December 31, 2020 and 2019, goodwill was $469.1 million and $275.4 million, respectively, included in the Company’s Consolidated Balance Sheets.

The Company’s identifiable intangible assets consist of customer and referral relationships, trade names, trademarks, state licenses and non-competition agreements. Definite-lived intangible assets are amortized using straight-line and accelerated methods based upon the estimated useful lives of the respective assets, which range from one to twenty-five years, and assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Customer and referral relationships are amortized systematically over the periods of expected economic benefit, which range from five to ten years. The Company would recognize an impairment loss when the estimated future non-discounted cash flows associated with the intangible asset are less than the carrying value. An impairment charge would then be recorded for the excess of the carrying value over the fair value. The Company estimates the fair value of these intangible assets using the income approach. In accordance with ASC Topic 350, Goodwill and Other Intangible Assets, intangible assets with indefinite useful lives are not amortized. We test intangible assets with indefinite useful lives for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. No impairment charge was recorded for the years ended December 31, 2020, 2019 or 2018. As of December 31, 2020 and 2019, intangibles, net of accumulated amortization, was $71.5 million and $57.1 million, respectively, included in the Company’s Consolidated Balance Sheets. Amortization of intangible assets is reported in the statement of income caption, “Depreciation and amortization” and not included in the income statement caption cost of service revenues.

Debt Issuance Costs

The Company amortizes debt issuance costs on a straight-line method over the term of the related debt. This method approximates the effective interest method. In accordance with ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, the Company has classified the debt issuance costs as a direct deduction from the carrying amount of the related liability.

Workers’ Compensation Program

The Company’s workers’ compensation insurance program has a $0.4 million deductible component. The Company recognizes its obligations associated with this program in the period the claim is incurred. The cost of both the claims reported and claims incurred but not reported, up to the deductible, have been accrued based on historical claims experience, industry statistics and an actuarial analysis. The future claims payments related to the workers’ compensation program are secured by letters of credit. These letters of credit totaled $9.0 million and $10.0 million at December 31, 2020 and 2019, respectively. The Company monitors its claims quarterly and adjusts its reserves accordingly. These costs are recorded primarily as the cost of services on the Consolidated Statements of Income. As of December 31, 2020 and 2019, the Company recorded $13.8 million and $14.1 million, respectively, in accrued workers’ compensation insurance on the Company’s Consolidated Balance Sheets. As of December 31, 2020 and 2019, the Company recorded $1.9 million and $2.0 million, respectively, in workers’ compensation insurance receivables. The workers’ compensation insurance receivable is included in prepaid expenses and other current assets on the Company’s Consolidated Balance Sheets.

Interest Income

Illinois law entitles designated service program providers to receive a prompt payment interest penalty based on qualifying services approved for payment that remain unpaid after a designated period of time. As the amount and timing of the receipt of these payments are not certain, the interest income is recognized when received and reported in the statement of income caption, “Interest income.” For the years ended December 31, 2019 and 2018, the Company received $0.7 million and $2.3 million, respectively, in prompt payment interest. For the year ended December 31, 2020, prompt payment interest received was immaterial. While the Company may be owed additional prompt payment interest in the future, the amount, timing and intent to provide receipt of such payments remains uncertain, and the Company will continue to recognize prompt payment interest income upon satisfaction of these constraints.

Interest Expense

Interest expense is reported in the Consolidated Statements of Income when incurred and consists of (i) interest and unused credit line fees on the credit facility, evidenced by the Credit Agreement (as defined in Note 8), (ii) interest on our financing lease obligations and (iii) amortization and write-off of debt issuance costs.

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

Stock-based Compensation

The Company currently has one stock incentive plan, the 2017 Omnibus Incentive Plan (the “2017 Plan”), under which new grants of stock-based employee compensation are made. The Company accounts for stock-based compensation in accordance with ASC Topic 718, Stock Compensation. Compensation expense is recognized on a straight-line basis under the 2017 Plan over the vesting period of the equity awards based on the grant date fair value of the options and restricted stock awards. The Company utilizes the Black-Scholes Option Pricing Model to value the Company’s options. Forfeitures are recognized when they occur. Stock-based compensation expense was $6.0 million, $5.8 million and $4.1 million for the years ended December 31, 2020, 2019 and 2018, respectively, within general and administrative expenses on the Consolidated Statements of Income.

Diluted Net Income Per Common Share

Diluted net income per common share, calculated on the treasury stock method, is based on the weighted average number of shares outstanding during the period. The Company’s outstanding securities that may potentially dilute the common stock are stock options and restricted stock awards.

Included in the Company’s calculation of diluted earnings per share for the year ended December 31, 2020 were approximately 506,000 stock options outstanding, of which approximately 304,000 were dilutive. In addition, there were approximately 154,000 restricted stock awards outstanding, of which approximately 57,000 were dilutive for the year ended December 31, 2020.

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

Going Concern

In connection with the preparation of the financial statements for the years ended December 31, 2020 and 2019, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the entity’s ability to continue as a going concern within one year after the date of the issuance, or the date of availability, of the financial statements to be issued. The evaluation concluded that cash flows are sufficient for the next year and there did not appear to be evidence of substantial doubt of the entity’s ability to continue as a going concern.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. ASU 2018-15 requires customers in a hosting arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. Adoption of the new standard did not have a significant impact on our results of operations or liquidity.

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

2. Leases

Amounts reported in the Consolidated Balance Sheets as of December 31, 2020 and 2019 for our operating leases were as follows:

	December 31,
	2020	2019
	(Amounts in Thousands)
Operating lease assets, net	$37,991	$21,111

Short-term operating lease liabilities (in accrued expenses)	9,283	7,234
Long-term operating lease liabilities	35,516	14,301
Total operating lease liabilities	$44,799	$21,535

The Company signed an eleven-year lease agreement to expand its Frisco corporate headquarters by approximately 75,000 square feet which resulted in an increase in the operating lease asset, net, and operating lease liability by approximately $17.0 million and $22.6 million, respectively, as of December 31, 2020. Approximately 21,000 square feet and 12,000 square feet of our office space in Downers Grove and Frisco, respectively, are sublet to a third party.

Lease Costs

Components of lease cost were reported in general and administrative expenses in the Consolidated Statements of Income as follows:

	For the Years Ended December 31,
	(Amounts in Thousands)
	2020	2019
Operating lease costs	$9,197	$7,219
Short-term lease costs	761	585
Less: sublease income	(323)	(312)
Total lease cost, net	$9,635	$7,492

Lease Term and Discount Rate

Weighted average remaining lease terms and discount rates for the years ended December 31, 2020 and 2019 were as follows:

	2020	2019
Operating leases:
Weighted average remaining lease term	6.97	3.42
Weighted average discount rate	4.18%	5.14%

Maturity of Lease Liabilities

A summary of our remaining operating lease payments as of December 31, 2020 were as follows:

Operating Leases
(Amounts in Thousands)
Due in 12-month period ended December 31,
2021	$10,681
2022	9,007
2023	6,977
2024	5,231
2025	3,521
Thereafter	16,514
Total future minimum rental commitments	51,931
Less: Imputed interest	(7,132)
Total lease liabilities	$44,799

Supplemental cash flows information

	For the Years Ended December 31,
	(Amounts in Thousands)
	2020	2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,769	$7,574

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$25,807	$10,299

Comparative Disclosure Prior to the Adoption of the New Lease Accounting Standard (ASU 2016-02)

Aggregate rental expense for all operating leases amounted to $6.0 million for the year ended December 31, 2018. During the year ended December 31, 2018, we recognized sublease income of $0.3 million related to our leased space in Downers Grove.

Financing Leases

Some of our financing leases include provisions to purchase the asset at the conclusion of the lease. The adoption of ASC 842 did not impact the accounting for these leases. Financing leases were not material as of December 31, 2020 and 2019.

3. Public Offering

On September 9, 2019, the Company completed a public offering of an aggregate 2,300,000 shares of common stock, par value $0.001 per share, including 300,000 shares of common stock sold pursuant to the exercise in full by the underwriters of their option to purchase additional shares at a public offering price of $79.50 per share (the “Public Offering”). The Company received net proceeds of approximately $172.9 million, after deducting underwriting discounts and estimated offering expenses of approximately $9.9 million. The Company used approximately $130.0 million from the net proceeds of the Public Offering to fund the purchase price for the Company’s acquisition of Hospice Partners of America, LLC (“Hospice Partners”), on October 1, 2019 and used the remaining net proceeds of the Public Offering for general corporate purposes, and to fund, in part, 2020 acquisitions. The Public Offering resulted in an increase to additional paid in capital of approximately $172.9 million on the Company’s Consolidated Balance Sheets at December 31, 2019.

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

Queen City Hospice

On December 4, 2020, we completed the acquisition of Queen City Hospice, LLC and its affiliate Miracle City Hospice, LLC (together “Queen City Hospice”). The purchase price was approximately $194.8 million, including the amount of acquired excess cash held by Queen City Hospice at the closing of the acquisition (approximately $15.4 million). The purchase of Queen City Hospice was funded with the Company’s revolving credit facility and available cash. With the purchase of Queen City Hospice, the Company expanded its hospice services in the state of Ohio. The related acquisition costs were $1.8 million and integration costs were $0.1 million for the year ended December 31, 2020. These costs were included in general and administrative expenses on the Consolidated Statements of Income and were expensed as incurred.

Based upon management’s valuations, which are preliminary and subject to completion of working capital adjustments, the fair values of the assets and liabilities are as follows:

Total (Amounts in Thousands)
Goodwill	$169,207
Identifiable intangible assets	20,015
Cash	15,444
Property and equipment	759
Accounts receivable	5,835
Operating lease assets, net	3,028
Other assets	121
Accounts payable	(2,092)
Accrued expenses	(503)
Accrued payroll	(1,598)
Long-term operating lease liabilities	(2,765)
Government stimulus advances	(12,694)
Total purchase price	$194,757

Identifiable intangible assets acquired included $11.0 million in trade names, $1.5 million of non-competition agreements with estimated useful lives of fifteen years and five years, respectively, and $7.5 million of indefinite lived state licenses. The preliminary estimated fair value of identifiable intangible assets was determined with the assistance of a valuation specialist, using Level 3 inputs as defined under ASC Topic 820. The fair value analysis and related valuations reflect the conclusions of management. All estimates, key assumptions, and forecasts were either provided by or reviewed by the Company. The goodwill and intangible assets acquired are deductible for tax purposes.

The Queen City Hospice acquisition accounted for $4.9 million of net service revenues and $0.6 million of operating income for the year ended December 31, 2020.

County Homemakers

On November 1, 2020, we completed the acquisition of County Homemakers. The purchase price was approximately $15.8 million, including the amount of acquired excess cash held by County Homemakers at the closing of the acquisition (approximately $1.1 million). The purchase of County Homemakers was funded with the Company’s available cash. With the purchase of County Homemakers, the Company expanded its personal care services in the state of Pennsylvania. The related acquisition costs were $0.3 million and integration costs were $0.2 million for the year ended December 31, 2020. These costs were included in general and administrative expenses on the Consolidated Statements of Income and were expensed as incurred.

Based upon management’s valuations, which are preliminary and subject to completion of working capital adjustments, the fair values of the assets and liabilities are as follows:

Total (Amounts in Thousands)
Goodwill	$13,363
Identifiable intangible assets	474
Cash	1,104
Property and equipment	52
Accounts receivable	1,387
Operating lease assets, net	485
Other assets	40
Accounts payable	(19)
Accrued expenses	(37)
Accrued payroll	(543)
Long-term operating lease liabilities	(485)
Total purchase price	$15,821

Identifiable intangible assets acquired included approximately $0.3 million in state licenses and $0.1 million in trade names with estimated useful lives of eight years and one year, respectively. The preliminary estimated fair value of identifiable intangible assets was determined with the assistance of a valuation specialist, using Level 3 inputs as defined under ASC Topic 820. The fair value analysis and related valuations reflect the conclusions of management. All estimates, key assumptions, and forecasts were either provided by or reviewed by the Company. The goodwill and intangible assets acquired are deductible for tax purposes.

The County Homemakers acquisition accounted for $2.3 million of net service revenues and $0.2 million of operating income for the year ended December 31, 2020.

A Plus Health Care

On July 1, 2020, we completed the acquisition of A Plus Health Care, Inc. (“A Plus”). The purchase price was approximately $14.5 million, including the amount of acquired excess cash held by A Plus at the closing of the acquisition (approximately $2.8 million). The purchase of A Plus was funded with the Company’s available cash. With the purchase of A Plus, the Company expanded its personal care services in the state of Montana. The related acquisition costs were $0.4 million and integration costs were $0.3 million for the year ended December 31, 2020. These costs were included in general and administrative expenses on the Consolidated Statements of Income and were expensed as incurred.

Based upon management’s valuations, which are preliminary and subject to completion of working capital adjustments, the fair values of the assets and liabilities are as follows:

Total (Amounts in Thousands)
Goodwill	$9,698
Identifiable intangible assets	1,523
Cash	2,819
Accounts receivable	1,075
Operating lease assets, net	180
Other assets	26
Accounts payable	(21)
Accrued expenses	(362)
Accrued payroll	(311)
Long-term operating lease liabilities	(100)
Total purchase price	$14,527

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

The A Plus acquisition accounted for $4.9 million of net service revenues and $1.0 million of operating income for the year ended December 31, 2020.

SunLife Hospice

On December 1, 2020, we completed the acquisition of SunLife Home Care (“SunLife”) for approximately $1.7 million and recorded goodwill of $1.6 million. With the purchase of SunLife Home Care, we expanded our personal care services in the state of Arizona. Goodwill generated from the acquisition is primarily attributable to expected synergies with existing Company operations and the goodwill acquired is deductible for tax purposes.

Hospice Partners

On October 1, 2019, the Company completed the acquisition of the assets of Hospice Partners of America, LLC (“Hospice Partners”). The purchase price was approximately $135.6 million, including the amount of acquired excess cash held by Hospice Partners at the closing of the acquisition (approximately $5.5 million). The purchase of Hospice Partners was funded through a portion of the net proceeds of our public offering of an aggregate 2,300,000 shares of common stock, par value $0.001 per share, including 300,000 shares of common stock sold pursuant to the exercise in full by the underwriters of their option to purchase additional shares at a public offering price of $79.50 per share, which the Company completed on September 9, 2019 (the “Public Offering”). With the purchase of Hospice Partners, we expanded our hospice operations through 21 locations in Idaho, Kansas, Missouri, Oregon, Texas and Virginia. The related acquisition costs were $1.6 million for the year ended December 31, 2019 and integration costs were $1.6 million and $0.6 million for the years ended December 31, 2020 and 2019, respectively. These costs were included in general and administrative expenses on the Consolidated Statements of Income and were expensed as incurred.

Based upon management’s final valuations, the fair values of the assets and liabilities are as follows:

Total (Amounts in Thousands)
Goodwill	$111,806
Identifiable intangible assets	18,090
Cash	5,489
Property and equipment	164
Accounts receivable	6,411
Operating lease assets, net	2,425
Other assets	702
Accounts payable	(1,737)
Accrued expenses	(3,635)
Accrued payroll	(1,110)
Deferred tax liability	(1,422)
Long-term operating lease liabilities	(1,615)
Total purchase price	$135,568

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

Alliance Home Health Care

On August 1, 2019, the Company completed the acquisition of all of the assets of Alliance Home Health Care (“Alliance”). The purchase price was approximately $23.5 million. The purchase of Alliance was funded through the Company’s revolving credit facility and available cash. With the purchase of Alliance, the Company expanded its personal care, home health and hospice operations in the state of New Mexico. The related acquisition costs were $0.4 million for the year ended December 31, 2019 and integration costs were $0.2 million and $0.4 million for the years ended December 31, 2020 and 2019, respectively. These costs were included in general and administrative expenses on the Consolidated Statements of Income and were expensed as incurred.

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

VIP Health Care Services

On June 1, 2019, the Company completed the acquisition of all of the assets of VIP Health Care Services (“VIP”). The purchase price was approximately $29.9 million. The purchase of VIP was funded through a combination of the Company’s delayed draw term loan portion of its credit facility and available cash. With the purchase of VIP, the Company expanded its personal care operations in the state of New York and into the New York City metropolitan area. The related acquisition costs were $0.3 million for the year ended December 31, 2019 and integration costs were $0.2 million and $0.5 million for the years ended December 31, 2020 and 2019, respectively. These costs were included in general and administrative expenses on the Consolidated Statements of Income and were expensed as incurred.

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

The VIP acquisition accounted for $30.0 million of net service revenues and $0.2 million of operating loss for the year ended December 31, 2019.

Ambercare Corporation

On May 1, 2018, the Company completed the acquisition of all the issued and outstanding securities of Ambercare Corporation (“Ambercare”). The purchase price was approximately $39.6 million, plus the amount of excess cash held by Ambercare at the closing of the acquisition (approximately $12.0 million). The purchase of Ambercare was funded by a delayed draw term loan under the Company’s credit facility. With the purchase of Ambercare, the Company expanded its New Mexico personal care operations and entered into its hospice and home health segments in the state of New Mexico. The related acquisition costs were $0.8 million for the year ended December 31, 2018, and integration costs were $0.2 million and $1.6 million for the years ended December 31, 2019 and 2018, respectively. These costs were included in general and administrative expenses on the Company’s Consolidated Statements of Income, and were expensed as incurred. The results of Ambercare are included on the Company’s Consolidated Statements of Income from the date of the acquisition.

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

Arcadia Home Care & Staffing

On April 1, 2018, the Company acquired certain assets of Arcadia Home Care & Staffing (“Arcadia”), expanding its personal care services. The total consideration for the transaction was $18.9 million and was funded by a delayed draw term loan under the Company’s credit facility. The related acquisition costs were $0.8 million for the year ended December 31, 2018, and integration costs were $0.2 million and $1.1 million for the years ended December 31, 2019 and 2018, respectively. These costs were included in general and administrative expenses on the Company’s Consolidated Statements of Income, and were expensed as incurred.

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

In September 2018, the Company acquired certain assets of affiliate branches of Arcadia for $0.6 million using available cash, the Company recorded goodwill of $0.6 million on the Company’s Consolidated Balance Sheets. Goodwill generated from the acquisition is primarily attributable to expected synergies with existing Company operations and the goodwill acquired is deductible for tax purposes.

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

For the year ended December 31, 2020, the following table contains unaudited pro forma Consolidated Income Statement information of the Company as if each of the acquisitions of Queen City Hospice, A Plus and County Homemakers closed on January 1, 2019. For the year ended December 31, 2019, the following table contains unaudited pro forma Consolidated Income Statement information of the Company as if each of the acquisitions of Hospice Partners, Alliance and VIP closed on January 1, 2018. For the year ended December 31, 2018, the following table contains unaudited pro forma Consolidated Income Statement information of the Company as if each of the acquisitions of Ambercare, Arcadia and LifeStyle closed on January 1, 2017.

	For the Years Ended December 31, (Amounts in Thousands, Unaudited)
	2020	2019	2018
Net service revenues	$831,290	$726,727	$550,326
Operating income from continuing operations	45,555	46,571	36,985
Net income from continuing operations	34,564	35,748	24,346
Net income per common share from continuing operations
Basic income per share	$2.22	$2.59	$2.02
Diluted income per share	$2.17	$2.51	$1.97

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

5. Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2020	2019
	(Amounts in Thousands)
Computer equipment	$8,135	$5,304
Furniture and equipment	5,097	3,410
Transportation equipment	199	157
Leasehold improvements	9,402	3,749
Computer software	11,881	9,563
	34,714	22,183
Less: accumulated depreciation and amortization	(14,965)	(10,027)
	$19,749	$12,156

Computer software includes $1.7 million and $1.6 million of internally developed software for the years ended December 31, 2020 and 2019, respectively. Depreciation and amortization expense totaled $5.0 million, $4.0 million and $2.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

6. Goodwill and Intangible Assets

The goodwill for the Company was $469.1 million and $275.4 million as of December 31, 2020 and 2019, respectively.

A summary of goodwill and related adjustments is provided below:

	Goodwill
	Hospice	Personal Care	Home Health	Total
	(Amounts In Thousands)
Goodwill at December 31, 2018	$22,200	$112,377	$865	$135,442
Additions for acquisitions	124,750	14,368	941	140,059
Adjustments to previously recorded goodwill	33	(168)	2	(133)
Goodwill at December 31, 2019	146,983	126,577	1,808	275,368
Additions for acquisitions	169,207	24,660	—	193,867
Divestiture	(1,167)	—	—	(1,167)
Adjustments to previously recorded goodwill	(190)	1,211	(17)	1,004
Goodwill at December 31, 2020	$314,833	$152,448	$1,791	$469,072

The Company recognized goodwill in the hospice segment of $169.2 million related to the acquisition of Queen City Hospice on December 4, 2020. In connection with the acquisitions of County Homemakers, A Plus and SunLife for the year ended December 31, 2020, the Company recognized goodwill of approximately $24.7 million in the personal care segment. Additionally, the Company made adjustments to previously recorded goodwill due to adjustments to accounts receivable and accrued expenses based on the final valuations for the acquisitions of Hospice Partners, Alliance and VIP. See Note 4 to the Notes to Consolidated Financial Statements for additional information regarding the acquisitions made by the Company for the years ended December 31, 2020 and 2019.

In 2020, the Company divested certain branches and their related net assets including $1.2 million of related goodwill. The Company recognized a $0.3 million loss on the disposition, reflected in general and administrative expense for the year ended December 31, 2020.

Goodwill and certain state licenses are not amortized pursuant to ASC Topic 350. We test intangible assets with indefinite useful lives for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. The Company estimates the fair value of the reporting unit using both a discounted cash flow model as well as a market multiple model. The cash flow forecasts are adjusted by an appropriate discount rate based on the Company’s estimate of a market participant’s weighted-average cost of capital. These models are both based on the Company’s best estimate of future revenues and operating costs and are reconciled to the Company’s consolidated market capitalization, with consideration of the amount a potential acquirer would be required to pay, in the form of a control premium. The determination of fair value in the Company’s goodwill impairment analysis is based on an estimate of fair value for each reporting unit utilizing known and estimated inputs at the evaluation date. Some of those inputs include, but are not limited to, the most recent price of the Company’s common stock and fair value of long term debt, estimates of future revenue and expense growth, estimated market multiples, expected capital expenditures, income tax rates and cost of invested capital. Significant assumptions used in the analysis included an 8.5% discount rate and long-term revenue growth rates that ranged from 5.0% to 5.5%. For the fiscal year 2020 impairment test, the fair value of the reporting units exceeded their respective carrying values by at least 90% (commonly referred to as “headroom”). The Company did not record any impairment charges for the years ended December 31, 2020, 2019 or 2018.

The Company’s identifiable intangible assets consist of customer and referral relationships, trade names and trademarks, non-competition agreements and state licenses. Amortization is computed using straight-line and accelerated methods based upon the estimated useful lives of the respective assets, which range from one to twenty-five years. Customer and referral relationships are amortized systematically over the periods of expected economic benefit, which range from five to ten years.

The carrying amount and accumulated amortization of each identifiable intangible asset category consisted of the following at December 31, 2020 and 2019:

	Customer and referral relationships	Trade names and trademarks	Non- competition agreements	State Licenses	Total
	(Amounts in Thousands)
Intangible assets with indefinite lives	$—	$—	$—	$20,791	$20,791
Intangible assets subject to amortization:
Gross carrying amount	44,672	42,926	6,225	12,507	106,330
Accumulated amortization	(34,439)	(15,191)	(2,887)	(3,055)	(55,572)
Intangible assets subject to amortization, net	10,233	27,735	3,338	9,452	50,758
Net balance at December 31, 2020	$10,233	$27,735	$3,338	$30,243	$71,549

Intangible assets with indefinite lives	$—	$—	$—	$13,306	$13,306
Intangible assets subject to amortization:
Gross carrying amount	48,028	31,036	4,655	12,020	95,739
Accumulated amortization	(35,665)	(12,941)	(2,234)	(1,126)	(51,966)
Intangible assets subject to amortization, net	12,363	18,095	2,421	10,894	43,773
Net balance at December 31, 2019	$12,363	$18,095	$2,421	$24,200	$57,079

During the year ended December 31, 2020, the Company acquired (i) indefinite lived state licenses, trade names and non-competition agreements of $7.5 million, $11.0 million and $1.5 million, respectively, related to the acquisition of Queen City Hospice, (ii) state licenses, subject to amortization of $0.3 million and $0.1 million in trade names related to the acquisition of County Homemakers, and (iii) a trade name of $1.4 million related to the acquisition of A Plus.

Amortization expense related to the identifiable intangible assets amounted to $7.1 million, $6.6 million and $6.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The weighted average remaining useful lives of identifiable intangible assets as of December 31, 2020 is 9.8 years.

The estimated future intangible amortization expense is as follows:

For the year ended December 31,	Total (Amount in Thousands)
2021	$7,711
2022	6,582
2023	6,098
2024	5,855
2025	4,232
Thereafter	20,280
Total, intangible assets subject to amortization	$50,758

7. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consist of the following:

	December 31,
	2020	2019
	(Amounts in Thousands)
Prepaid workers’ compensation and liability insurance	$2,838	$2,040
Workers’ compensation insurance receivable	1,860	1,989
Health insurance receivable	528	1,567
Other	4,743	2,397
Total prepaid expenses and other current assets	$9,969	$7,993

Accrued expenses consisted of the following:

	December 31,
	2020	2019
	(Amounts in Thousands)
Current portion of operating lease liabilities	$9,283	$7,234
Accrued health insurance	5,607	4,140
Accrued professional fees	4,220	2,517
Payor advances (1)	4,206	—
Accrued payroll taxes	4,543	1,843
Other	9,705	6,695
Total accrued expenses	$37,564	$22,429

(1)

The Company deferred the recognition of $4.2 million of payments received from payors for COVID-19 reimbursements which will be recognized if we incur specific expenses such as additional personal protective equipment or will be returned as stipulated if COVID-19 expenses are not incurred.

Government stimulus advances consisted of the following:

	December 31,
	2020	2019
	(Amounts in Thousands)
Provider Relief Fund	12,252	$—
CMS advanced payment program - Queen City Hospice	10,801	—
Payroll tax deferral	7,141	—
Provider Relief Fund - Queen City Hospice	1,893	—
Total government stimulus advances	$32,087	$—

In recognition of the significant threat to the liquidity of financial markets posed by the COVID-19 pandemic, the Federal Reserve and Congress have taken dramatic actions to provide liquidity to businesses and the banking system in the United States. One of the primary sources of relief for healthcare providers is the CARES Act, which was expanded by the PPPHCE Act, and the CAA. See Note 12 for additional information regarding government actions to mitigate COVID-19’s impact.

Provider Relief Funds

In April 2020, the Company received grants in an aggregate principal amount of $6.9 million, for which it did not apply, from the Provider Relief Fund as part of the automatic general distributions by HHS. The Company returned these funds in June 2020. In November 2020, the Company received grants in an aggregate principal amount of $13.7 million from the Provider Relief Fund, for which we applied. The Company utilized $1.4 million of these funds for healthcare related expenses attributable to COVID-19 that were unreimbursed by other sources in the period ended December 31, 2020 and, in accordance with the current guidance issued by HHS, expects to utilize additional funds through June 30, 2021, at which point any unused funds will be returned. We are required to properly and fully document the use of such funds in reports to HHS. The Company’s ability to utilize and retain some or all of such funds will depend on the magnitude, timing and nature of the impact of the COVID-19 pandemic, as well as the terms and conditions of the funds received. In April 2020, Queen City Hospice received grants in an aggregate principal amount of approximately $2.5 million, for which it did not apply, from the Provider Relief Fund as part of the automatic general distributions by HHS. Queen City Hospice utilized approximately $0.6 million for healthcare related expenses attributable to COVID-19 that were unreimbursed by other sources. Queen City Hospice intends to repay $1.9 million, which represents the remainder of the grants received but not utilized, in 2021. Commercial organizations that receive annual total awards of $750,000 or more in federal funding, including payments received through the Provider Relief Fund, are subject to federal audit requirements.

Medicare Accelerated and Advance Payment Program – Queen City Hospice

In addition, the CARES Act expands the Medicare Accelerated and Advance Payment Program to increase cash flow to providers impacted by the COVID-19 pandemic. Hospice and home health providers were able to request an advance or accelerated payment of up to 100% of the Medicare payment amount for a three-month period (not including Medicare Advantage payments). The Medicare Accelerated and Advance Payment Program payments are a loan that providers must pay back. Recoupment of these payments was due to begin in August, but CMS has delayed the recoupment process for these payments, based on amended repayment terms imposed by the CAA, enacted October 1, 2020, until one year after payment was issued. In April 2020, Queen City Hospice received an amount equal to $10.8 million pursuant to the Medicare Accelerated and Advance Payment Program. Queen City Hospice did not repay the funds prior to the completion of our acquisition of Queen City Hospice, however, Queen City Hospice intends to repay such funds in March 2021, prior to any CMS recoupment and before any interest accrues.

Payroll tax deferral

The CARES Act also provides for certain federal income and other tax changes, including the deferral of the employer portion of Social Security payroll taxes. The Company received a cash benefit of approximately $7.1 million related to the deferral of employer payroll taxes for 2020 under the CARES Act, for the period April 2, 2020 through June 30, 2020. Effective July 1, 2020, the Company began paying its deferred portion of employer Social Security payroll taxes and expects to repay the $7.1 million in 2021.

8. Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2020	2019
	(Amounts in Thousands)
Revolving loan under the credit facility	$178,458	$43,458
Term loan under the credit facility	18,130	18,865
Financing leases	—	21
Less unamortized issuance costs	(1,716)	(2,452)
Total	194,872	59,892
Less current maturities	(971)	(728)
Long-term debt	$193,901	$59,164

Amended and Restated Senior Secured Credit Facility

On October 31, 2018, the Company entered into the Amended and Restated Credit Agreement, dated as of October 31, 2018, with certain lenders and Capital One, National Association, as a lender and as agent for all lenders (as amended by the Amendment (as hereinafter defined), the “Credit Agreement”). This credit facility totaled $269.6 million, inclusive of a $250.0 million revolving loan and a $19.6 million delayed draw term loan, and is evidenced by the Credit Agreement. This credit facility amended and restated the Company’s existing senior secured credit facility totaling $250.0 million. As used throughout this Annual Report on Form 10-K, “credit facility” shall mean the credit facility evidenced by the Credit Agreement. The maturity of this credit facility is May 8, 2023. Interest on the Company’s credit facility may be payable at (x) the sum of (i) an applicable margin ranging from 0.75% to 1.50% based on the applicable senior net leverage ratio plus (ii) a base rate equal to the greatest of (a) the rate of interest last quoted by The Wall Street Journal as the “prime rate,” (b) the sum of the federal funds rate plus a margin of 0.50% and (c) the sum of the adjusted LIBOR that would be applicable to a loan with an interest period of one month advanced on the applicable day (not to be less than 0.00%) plus a margin of 1.00% or (y) the sum of (i) an applicable margin ranging from 1.75% to 2.50% based on the applicable senior net leverage ratio plus (ii) the offered rate per annum for similar dollar deposits for the applicable interest period that appears on Reuters Screen LIBOR01 Page (not to be less than zero). Swing loans may not be LIBOR loans. The availability of additional draws under this credit facility is conditioned, among other things, upon (after giving effect to such draws) the Total Net Leverage Ratio (as defined in the Credit Agreement) not exceeding 3.75:1.00. In certain circumstances, in connection with a Material Acquisition (as defined in the Credit Agreement), the Company can elect to increase its Total Net Leverage Ratio compliance covenant to 4.25:1.00 for the then current fiscal quarter and the three succeeding fiscal quarters. In connection with this credit facility, the Company incurred approximately $0.9 million of debt issuance costs.

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

The Credit Agreement contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The Credit Agreement also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum Interest Coverage Ratio (as defined in the Credit Agreement), a requirement to stay below a maximum Total Net Leverage Ratio (as defined in the Credit Agreement) and a requirement to stay below a maximum permitted amount of capital expenditures, as well as restrictions on guarantees, indebtedness, liens, investments and loans, subject to customary carve outs, a restriction on dividends (provided that Addus HealthCare may make distributions to the Company in an amount that does not exceed $7.5 million in any year absent of an event of default, plus limited exceptions for tax and administrative distributions), a restriction on the ability to consummate acquisitions (without the consent of the lenders) under its credit facility subject to compliance with the Total Net Leverage Ratio (as defined in the Credit Agreement thresholds), restrictions on mergers, dispositions of assets, and affiliate transactions, and restrictions on fundamental changes and lines of business. As of December 31, 2020, the Company was in compliance with all financial covenants under the Credit Agreement.

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

The Company drew approximately $135.0 million on the revolver portion of its credit facility to fund, in part, the acquisition of Queen City Hospice on December 4, 2020.

At December 31, 2020, the Company had a total of $178.5 million of revolving loans, with an interest rate of 1.90%, and $18.1 million of term loans, with an interest rate of 1.90%, outstanding on its credit facility. After giving effect to the amount drawn on its credit facility, approximately $9.0 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA (as defined in the Credit Agreement), the Company had $112.6 million available for borrowing under its credit facility.

During the year ended December 31, 2019, the Company drew approximately $23.5 million on the revolver portion of its credit facility to fund, in part, the purchase price for the Alliance acquisition on August 1, 2019. Additionally, the Company drew $19.6 million under the delayed draw term loan portion of its credit facility to fund, in part, the acquisition of VIP on June 1, 2019.

At December 31, 2019, the Company had a total of $43.4 million of revolving loans, with an interest rate of 3.44% and $18.9 million of term loans, with an interest rate of 3.45%, outstanding on its credit facility. After giving effect to the amount drawn on its credit facility, approximately $10.0 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA (as defined in the Credit Agreement), the Company had $191.4 million available for borrowing under its credit facility.

9. Income Taxes

The current and deferred federal and state income tax provision from continuing operations, are comprised of the following:

	December 31,
	2020	2019	2018
	(Amounts in Thousands)
Current
Federal	$10,230	$5,876	$2,883
State	3,312	2,442	1,562
Deferred
Federal	(3,690)	(734)	(265)
State	(1,043)	(225)	(84)
Provision for income taxes	$8,809	$7,359	$4,096

The tax effects of certain temporary differences between the Company’s book and tax bases of assets and liabilities give rise to significant portions of the deferred income tax assets (liabilities) at December 31, 2020 and 2019. The deferred tax assets (liabilities) consisted of the following:

	December 31,
	2020	2019
	(Amounts in Thousands)
Deferred tax assets
Long-term
Accounts receivable allowances	$14,023	$9,256
Accrued compensation	3,580	2,765
Accrued workers’ compensation	3,220	3,327
Transaction costs	1,677	1,311
Restructuring costs	108	135
Stock-based compensation	833	793
Government stimulus advances	1,933	—
Operating lease liabilities	12,123	5,896
Other	1,269	584
Total long-term deferred tax assets	38,766	24,067
Deferred tax liabilities
Long-term
Goodwill and intangible assets	(18,891)	(15,079)
Property and equipment	(3,217)	(1,037)
Prepaid insurance	—	(534)
Operating lease assets, net	(10,052)	(5,606)
Other	(82)	(164)
Total long-term deferred tax liabilities	(32,242)	(22,420)
Valuation allowance	—	—
Total net deferred tax assets	$6,524	$1,647

Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers all available evidence in making this assessment.

A reconciliation for continuing operations of the statutory federal tax rate of 21.0% to the effective income tax rate, for the years ended December 31, 2020, 2019 and 2018, is summarized as follows:

	December 31,
	2020	2019	2018
Federal income tax at statutory rate	21.0%	21.0%	21.0%
State and local taxes, net of federal benefit	6.0	6.4	6.3
Jobs tax credits, net	(5.1)	(8.3)	(10.7)
162(m) disallowance for executive compensation	6.0	7.5	4.5
Nondeductible permanent items	0.4	0.7	2.2
Nondeductible penalties	—	1.3	—
Excess tax benefit	(5.6)	(6.7)	(2.7)
Federal/state return to provision	(1.6)	0.6	0.2
Other	(0.1)	(0.3)	(0.7)
Effective income tax rate	21.0%	22.2%	20.1%

The effective income tax rate was 21.0%, 22.2% and 20.1% for the years ended December 31, 2020, 2019 and 2018, respectively. The difference between our federal statutory and effective income tax rates is principally due to the inclusion of state taxes and non-deductible compensation, offset by an excess tax benefit and the use of federal employment tax credits.

The Company is subject to taxation in the jurisdictions in which it operates. The Company continues to remain subject to examination by U.S. federal authorities for the years 2017 through 2019 and for various state authorities for the years 2015 through 2019.

10. Stock Options and Restricted Stock Awards

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

Under the 2017 Plan, Awards may be made in shares of our common stock. Subject to adjustment as provided by the terms of the 2017 Plan, the maximum aggregate number of shares of common stock with respect to which awards may be granted under the 2017 Plan will be 1,182,270, less the number of shares subject to awards that are granted pursuant to the 2009 Plan after March 31, 2017. The aggregate awards granted during any calendar year to any single Participant cannot exceed (i) 500,000 shares subject to stock options or stock appreciation rights (“SARs”) or (ii) 300,000 shares subject to Awards denominated in shares of common stock (whether or not settled in common stock). These individual annual limitations are cumulative in that any shares of common stock or cash for which Awards are permitted to be granted to a Participant during a fiscal year are not covered by an Award in that fiscal year, the number of shares of common stock will automatically increase in the subsequent fiscal years during the term of the 2017 Plan until the earlier of the time the increase has been granted to the Participant, or the end of the third fiscal year following the year to which such increase relates. At December 31, 2020, there were 614,888 shares of common stock available for future grant under the 2017 Plan.

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

The exercise prices of stock options outstanding on December 31, 2020 range from $8.91 to $87.80. Restricted stock awards are full-value awards.

Stock Options

A summary of stock option activity and weighted average exercise price is as follows:

	For The Year Ended December 31,
	2020
	Options (Amounts in Thousands)	Weighted Average Exercise Price
Outstanding, beginning of period	648	$37.43
Granted	—	—
Exercised	(127)	31.07
Forfeited/Cancelled	(15)	37.25
Outstanding, end of period	506	$39.03

The weighted-average estimated fair value of employee stock options granted as calculated using the Black-Scholes Option Pricing Model in 2019 and 2018. The Company did not grant any stock options in 2020. The related assumptions follow:

	For the Years Ended December 31,
	2020	2019	2018
	Grants	Grants	Grants
Weighted average fair value	$—	$29.78	$14.72
Risk-free discount rate	—	1.72% - 2.29%	2.32% - 2.84%
Expected life	—	4.2 - 4.4 years	4.1 - 4.2 years
Dividend yield	—	—	—
Volatility	—	43%	45%

Stock option compensation expense totaled $2.0 million, $2.5 million and $2.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, there was $2.6 million of total unrecognized compensation cost that is expected to be recognized over a weighted average period of 1.5 years.

The intrinsic value of vested and outstanding stock options was $27.0 million and $12.5 million, respectively, as of December 31, 2020.

As of December 31, 2020, there were 312,499 and 193,221 shares of stock options vested and unvested, respectively.

The intrinsic value of stock options exercised during the years ended December 31, 2020, 2019 and 2018 was $7.5 million, $7.3 million and $1.8 million, respectively.

Restricted Stock Awards

The following table summarizes the status of unvested restricted stock awards outstanding at December 31, 2020:

	For The Year Ended December 31,
	2020
	Restricted Stock Awards (Amounts in Thousands)	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, beginning of period	149	$51.10
Awarded	88	101.96
Vested	(77)	45.67
Forfeited	(6)	45.65
Unvested restricted stock awards, end of period	154	$83.30

The fair market value of restricted stock awards that vested during the year ended December 31, 2020 was $6.0 million.

Restricted stock award compensation expense totaled $4.0 million, $3.3 million and $2.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, there was $9.8 million of total unrecognized compensation cost that is expected to be recognized over a weighted average period of 1.7 years.

11. Employee Benefit Plans

The 401(k) retirement plan is a defined contribution plan that provides for matching contributions by the Company to all non-union employees. Matching contributions are discretionary and subject to change by management. Under the provisions of the 401(k) plan, employees can contribute up to the maximum percentage and limits allowable under the U.S. Revenue Code. The Company provided contributions totaling $0.3 million, $0.2 million and $0.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

12. Commitments and Contingencies

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

In recognition of the significant threat to the liquidity of financial markets posed by the COVID-19 pandemic, the Federal Reserve and Congress have taken dramatic actions to provide liquidity to businesses and the banking system in the United States. For example, on March 27, 2020, President Trump signed into law the CARES Act, a sweeping stimulus bill intended to bolster the U.S. economy. The PPPHCE Act and the CAA both expansions of the CARES Act, were signed into law on April 24, 2020 and December 27, 2020, respectively. In total, the CARES Act, the PPPHCE Act and CAA authorize $178 billion in funding to be distributed to health care providers through the Provider Relief Fund. This funding is intended to support healthcare providers by reimbursing them for healthcare-related expenses or lost revenues attributable to COVID-19.

In addition to the Provider Relief Fund, the CARES Act includes temporary changes to Medicare and Medicaid payment rules and relief from certain accounting provisions, for example temporarily lifting the Medicare sequester, which would have otherwise reduced payments to Medicare providers by 2%, from May 1, 2020, through March 31, 2021 (but also extending sequestration through 2030). The Medicare sequester relief resulted in an increase of $0.2 million to home health net service revenues and $1.3 million to hospice net service revenues for the year ended December 31, 2020.

It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic on the Company as the situation continues to rapidly evolve. See Note 7 for additional information regarding government stimulus advances the Company has received.

Legal Proceedings

From time to time, the Company is subject to legal and/or administrative proceedings incidental to its business. It is the opinion of management that the outcome of pending legal and/or administrative proceedings will not have a material effect on the Company’s Consolidated Balance Sheets and Consolidated Statements of Income.

13. Segment Information

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

The tables below set forth information about the Company’s reportable segments for the years ended December 31, 2020, 2019 and 2018 along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements. Segment assets are not reviewed by the Company’s chief operating decision maker function and therefore are not disclosed below.

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

	For the Year Ended December 31, 2020
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$647,233	$101,297	$16,245	$764,775
Cost of services revenues	480,191	47,197	11,150	538,538
Gross profit	167,042	54,100	5,095	226,237
General and administrative expenses	60,468	25,394	3,773	89,635
Segment operating income	$106,574	$28,706	$1,322	$136,602

	For the Year Ended December 31, 2019
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$580,728	$53,601	$14,462	$648,791
Cost of services revenues	432,413	27,203	9,937	469,553
Gross profit	148,315	26,398	4,525	179,238
General and administrative expenses	56,887	12,399	3,205	72,491
Segment operating income	$91,428	$13,999	$1,320	$106,747

	For the Year Ended December 31, 2018
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$490,941	$18,850	$6,856	$516,647
Cost of services revenues	365,264	10,010	4,569	379,843
Gross profit	125,677	8,840	2,287	136,804
General and administrative expenses	44,728	3,742	1,545	50,015
Segment operating income	$80,949	$5,098	$742	$86,789

	For the Years Ended December 31,
	(Amounts in Thousands)
	2020	2019	2018
Segment reconciliation:
Total segment operating income	$136,602	$106,747	$86,789

Items not allocated at segment level:
Other general and administrative expenses	80,044	61,421	55,320
Depreciation and amortization	12,051	10,574	8,642
Interest income	(624)	(1,523)	(2,592)
Interest expense	3,189	3,105	5,016
Income before income taxes	$41,942	$33,170	$20,403

14. Significant Payors

For 2020, 2019 and 2018, our revenue by payor type was as follows:

	Personal Care
	2020		2019		2018
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
State, local and other governmental programs	$324,670	50.2%	$303,479	52.2%	$285,973	58.2%
Managed care organizations	287,032	44.3	239,559	41.3	173,391	35.3
Private pay	20,398	3.2	21,765	3.7	20,003	4.1
Commercial insurance	9,991	1.5	9,204	1.6	6,173	1.3
Other	5,142	0.8	6,721	1.2	5,401	1.1
Total personal care segment net service revenues	$647,233	100.0%	$580,728	100.0%	$490,941	100.0%

	Hospice
	2020		2019		2018
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$94,068	92.9%	$49,649	92.6%	$17,652	93.6%
Managed care organizations	4,931	4.9	2,768	5.2	1,047	5.6
Other	2,298	2.2	1,184	2.2	151	0.8
Total hospice segment net service revenues	$101,297	100.0%	$53,601	100.0%	$18,850	100.0%

	Home Health
	2020		2019		2018
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$12,765	78.6%	$11,218	77.6%	$6,034	88.0%
Managed care organizations	3,188	19.6	2,942	20.3	752	11.0
Other	292	1.8	302	2.1	70	1.0
Total home health segment net service revenues	$16,245	100.0%	$14,462	100.0%	$6,856	100.0%

The Company derives a significant amount of its revenue from its operations in Illinois, New York and New Mexico. The percentages of segment revenue for each of these significant states for 2020, 2019 and 2018 were as follows:

	Personal Care
	2020		2019		2018
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Illinois	$288,326	44.6%	$247,524	42.6%	$232,518	47.3%
New York	115,510	17.8	108,403	18.7	65,117	13.3
New Mexico	86,618	13.4	75,666	13.0	58,914	12.0
All other states	156,779	24.2	149,135	25.7	134,392	27.4
Total personal care segment net service revenues	$647,233	100.0%	$580,728	100.0%	$490,941	100.0%

	Hospice
	2020		2019		2018
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
New Mexico	$42,648	42.1%	$38,790	72.4%	$18,850	100.0%
All other states	58,649	57.9	14,811	27.6	—	—
Total hospice segment net service revenues	$101,297	100.0%	$53,601	100.0%	$18,850	100.0%

	Home Health
	2020		2019		2018
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
New Mexico	$16,245	100.0%	$14,462	100.0%	$6,856	100.0%
Total home health segment net service revenues	$16,245	100.0%	$14,462	100.0%	$6,856	100.0%

A substantial portion of the Company’s revenue and accounts receivable are derived from services performed for state and local governmental agencies. We derive a significant amount of our net service revenues in Illinois, which represented 37.7%, 38.2% and 45.0% of our net service revenues for the years ended December 31, 2020, 2019 and 2018, respectively. The Illinois Department on Aging, the largest payor program for the Company’s Illinois personal care operations, accounted for 23.0%, 25.3% and 31.7% of the Company’s net service revenues for 2020, 2019 and 2018, respectively.

The related receivables due from the Illinois Department on Aging represented 15.9% and 25.1% of the Company’s net accounts receivable at December 31, 2020 and 2019, respectively.

15. Concentration of Cash

The Company owns financial instruments that potentially subject the Company to significant concentrations of credit risk include cash. The Company maintains cash with financial institutions which, at times, may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk on cash.

16. Unaudited Summarized Quarterly Financial Information

The following is a summary of the Company’s unaudited quarterly results of operations:

	Year Ended December 31, 2020				Year Ended December 31, 2019
	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
	(Amounts and Shares in Thousands, Except Per Share Data)
Net service revenues	$195,996	$193,987	$184,576	$190,216	$192,376	$168,993	$148,915	$138,507
Gross profit	59,104	56,301	54,997	55,835	57,542	45,176	39,693	36,827
Operating income from continuing operations	11,716	12,523	9,607	10,661	14,530	7,335	7,391	5,496
Net income from continuing operations	8,449	9,119	6,907	8,658	10,737	5,486	5,292	4,296
Loss from discontinued operations	—	—	—	—	—	(574)	—	—
Net income	$8,449	$9,119	$6,907	$8,658	$10,737	$4,912	$5,292	$4,296
Average shares outstanding:
Basic	15,664	15,618	15,582	15,519	15,435	13,766	13,044	12,995
Diluted	16,013	15,957	15,916	15,907	15,881	14,203	13,433	13,381
Income per common share:
Basic
Continuing operations	$0.54	$0.58	$0.44	$0.56	$0.70	$0.40	$0.41	$0.33
Discontinued operations	—	—	—	—	—	(0.04)	—	—
Basic net income per share	$0.54	$0.58	$0.44	$0.56	$0.70	$0.36	$0.41	$0.33
Diluted net income per share
Continuing operations	$0.53	$0.57	$0.43	$0.54	$0.68	$0.39	$0.39	$0.32
Discontinued operations	—	—	—	—	—	(0.04)	—	—
Diluted net income per share	$0.53	$0.57	$0.43	$0.54	$0.68	$0.35	$0.39	$0.32

17. Subsequent Events

On February 11, 2021, the state of New York announced its initial selection of parties to enter into contracts as a Lead Fiscal Intermediary under its previously announced Request for Offer (“RFO”) process related to its Consumer Directed Personal Assistance Program (“CDPAP”), in which the Company currently participates as a provider. The Company was not one of the selected entities in the initial RFO process. The announcement followed an extended RFO process first begun in 2019, with responses originally due in February 2020. It is unclear at this time whether the selected parties have the ability to fully meet the CDPAP Program needs or the timing and outcome of next steps in the process. Management believes changes are unlikely to occur during an estimated 6 to 12 month transition period and any financial impact to the Company in 2021 is expected to be immaterial. Based on its current run rate, the Company estimates that it receives approximately $52 million in annualized revenue from the program. The Company will continue to explore its options, including appeals, other arrangements under which the Company may continue to provide these services, and expense reductions to minimize any potential final impact of the RFO process.