Form 10-Q
period 2021-03-31
Addus HomeCare Corp
filed 2021-05-07
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒.

As of April 30, 2021, Addus HomeCare Corporation had 15,903,434 shares of Common Stock outstanding.

ADDUS HOMECARE CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2021 and December 31, 2020

(Amounts and Shares in Thousands, Except Per Share Data)

(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets
Cash	$125,547	$145,078
Accounts receivable, net	138,806	132,650
Prepaid expenses and other current assets	10,787	9,969
Total current assets	275,140	287,697
Property and equipment, net of accumulated depreciation and amortization	19,322	19,749
Other assets
Goodwill	469,036	469,072
Intangibles, net of accumulated amortization	69,395	71,549
Deferred tax assets, net	6,359	6,524
Operating lease assets, net	38,325	37,991
Total other assets	583,115	585,136
Total assets	$877,577	$892,582
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$23,459	$23,705
Accrued payroll	20,255	35,815
Accrued expenses	38,654	37,564
Government stimulus advances	20,368	32,087
Accrued workers' compensation insurance	14,380	13,759
Current portion of long-term debt	972	971
Total current liabilities	118,088	143,901
Long-term liabilities
Long-term debt, less current portion, net of debt issuance costs	193,839	193,901
Long-term operating lease liabilities	35,623	35,516
Other long-term liabilities	117	588
Total long-term liabilities	229,579	230,005
Total liabilities	$347,667	$373,906
Stockholders' equity
Common stock—$.001 par value; 40,000 authorized and 15,903 and 15,826 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	$16	$16
Additional paid-in capital	371,835	369,495
Retained earnings	158,059	149,165
Total stockholders' equity	529,910	518,676
Total liabilities and stockholders' equity	$877,577	$892,582

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2021 and 2020

(Amounts and Shares in Thousands, Except Per Share Data)

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Net service revenues	$205,302	$190,216
Cost of service revenues	144,105	134,381
Gross profit	61,197	55,835
General and administrative expenses	45,426	42,287
Depreciation and amortization	3,601	2,887
Total operating expenses	49,027	45,174
Operating income	12,170	10,661
Interest income	(22)	(334)
Interest expense	1,216	908
Total interest expense, net	1,194	574
Income before income taxes	10,976	10,087
Income tax expense	2,082	1,429
Net income	$8,894	$8,658
Net income per common share
Basic income per share	$0.57	$0.56
Diluted income per share	$0.55	$0.54
Weighted average number of common shares and potential common shares outstanding:
Basic	15,694	15,519
Diluted	16,069	15,907

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2021 and 2020

(Amounts and Shares in Thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance at January 1, 2021	15,826	$16	$369,495	$149,165	$518,676
Issuance of shares of common stock under restricted stock award agreements	75	—	—	—	—
Stock-based compensation	—	—	2,239	—	2,239
Shares issued for exercise of stock options	2	—	101	—	101
Net income	—	—	—	8,894	8,894
Balance at March 31, 2021	15,903	$16	$371,835	$158,059	$529,910

Balance at January 1, 2020	15,617	$15	$359,545	$116,032	$475,592
Forfeiture of shares of common stock under restricted stock award agreements	(5)	—	—	—	—
Stock-based compensation	—	—	1,407	—	1,407
Shares issued for exercise of stock options	48	1	1,150	—	1,151
Net income	—	—	—	8,658	8,658
Balance at March 31, 2020	15,660	$16	$362,102	$124,690	$486,808

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2021 and 2020

(Amounts in Thousands)

(Unaudited)

	For the Three Months
	Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$8,894	$8,658
Adjustments to reconcile net income to net cash (used in) provided by operating activities, net of acquisitions:
Depreciation and amortization	3,601	2,887
Deferred income taxes	165	42
Stock-based compensation	2,239	1,407
Amortization of debt issuance costs under the credit facility	184	186
Provision for doubtful accounts	252	224
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(6,397)	8,777
Prepaid expenses and other current assets	(1,007)	973
Government stimulus	(11,719)	—
Accounts payable	(290)	(1,976)
Accrued payroll	(15,313)	5,228
Accrued expenses and other long-term liabilities	1,025	(5,964)
Net cash (used in) provided by operating activities	(18,366)	20,442
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	(87)
Purchases of property and equipment	(1,021)	(2,747)
Net cash used in investing activities	(1,021)	(2,834)
Cash flows from financing activities:
Payments on term loan — credit facility	(245)	—
Payments on financing lease obligations	—	(10)
Cash received from exercise of stock options	101	1,151
Net cash (used in) provided by financing activities	(144)	1,141
Net change in cash	(19,531)	18,749
Cash, at beginning of period	145,078	111,714
Cash, at end of period	$125,547	$130,463
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,174	$731
Cash paid for income taxes	—	1,954

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

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements and related notes have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q. The accompanying balance sheet as of December 31, 2020 has been derived from the Company’s audited financial statements for the year ended December 31, 2020 previously filed with the SEC. Accordingly, these financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements and should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2020 included in our Annual Report on Form 10-K, which includes information and disclosures not included herein.

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

2. Summary of Significant Accounting Policies

Estimates

The financial statements are prepared by management in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) and include estimated amounts and certain disclosures based on assumptions about future events. The Company’s critical accounting estimates include the following areas: revenue recognition, allowance for doubtful accounts, intangible assets acquired in business combinations and, when required, the quantitative impairment assessment of goodwill and indefinite lived intangible assets. Actual results could differ from those estimates.

Diluted Net Income Per Common Share

Diluted net income per common share, calculated on the treasury stock method, is based on the weighted average number of shares outstanding during the period. The Company’s outstanding securities that may potentially dilute the common stock are stock options and restricted stock awards.

As of March 31, 2021 and 2020, dilutive stock options outstanding were approximately 503,000 and 585,000, respectively, and dilutive restricted stock awards outstanding were approximately 168,000 and 77,000, respectively.

Included in the Company’s calculation of diluted earnings per share for the three months ended March 31, 2021, dilutive stock options outstanding were approximately 311,000. In addition, dilutive restricted stock awards outstanding were 64,000 for the three months ended March 31, 2021.

Included in the Company’s calculation of diluted earnings per share for the three months ended March 31, 2020, dilutive stock options outstanding were approximately 311,000. In addition, dilutive restricted stock awards outstanding were 84,000 for the three months ended March 31, 2020.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies various aspects related to accounting for income taxes and removes certain exceptions to the general guidance in ASC 740. In addition, the ASU clarifies and amends existing guidance to improve consistent application of its requirements. The ASU was adopted as of January 1, 2021 and did not have an impact on the Company’s results of operations or liquidity.

Recently Issued Accounting Pronouncements

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

3. Leases

Amounts reported in the Company’s Unaudited Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020 for our operating leases were as follows:

	March 31, 2021	December 31, 2020
	(Amounts in Thousands)
Operating lease assets, net	$38,325	$37,991

Short-term operating lease liabilities (in accrued expenses)	9,498	9,283
Long-term operating lease liabilities	35,623	35,516
Total operating lease liabilities	$45,121	$44,799

Lease Costs

Components of lease cost were reported in general and administrative expenses in the Company’s Unaudited Condensed Consolidated Statements of Income as follows:

	For the Three Months Ended March 31, (Amounts in Thousands)
	2021	2020
Operating lease costs	$2,777	$2,118
Short-term lease costs	181	266
Less: sublease income	(151)	(74)
Total lease cost, net	$2,807	$2,310

Lease Term and Discount Rate

Weighted average remaining lease terms and discount rates were as follows:

	March 31, 2021	December 31, 2020
Operating leases:
Weighted average remaining lease term	6.83	6.97
Weighted average discount rate	4.04%	4.18%

Maturity of Lease Liabilities

A summary of our remaining operating lease payments as of March 31, 2021 were as follows:

Operating Leases
(Amounts in Thousands)
Due in the 12-month period ended March 31,
2022	$10,919
2023	9,228
2024	7,308
2025	5,424
2026	3,266
Thereafter	15,771
Total future minimum rental commitments	51,916
Less: Imputed interest	(6,795)
Total lease liabilities	$45,121

Supplemental cash flows information

	For the Three Months Ended March 31, (Amounts in Thousands)
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,517	$2,171

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	2,675	1,439

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

Queen City Hospice

On December 4, 2020, we completed the acquisition of Queen City Hospice, LLC and its affiliate Miracle City Hospice, LLC (together “Queen City Hospice”). The purchase price was approximately $194.8 million, including the amount of acquired excess cash held by Queen City Hospice at the closing of the acquisition (approximately $15.4 million). The purchase of Queen City Hospice was funded with the Company’s revolving credit facility and available cash. With the purchase of Queen City Hospice, the Company expanded its hospice services in the state of Ohio. The related integration costs were $0.9 million for the three months ended March 31, 2021. These costs were included in general and administrative expenses on the Unaudited Condensed Consolidated Statements of Income and were expensed as incurred.

Based upon management’s valuations, which are preliminary and subject to completion of working capital adjustments, the fair values of the assets and liabilities acquired are as follows:

Total (Amounts in Thousands)
Goodwill	$169,107
Identifiable intangible assets	20,015
Cash	15,444
Property and equipment	759
Accounts receivable	5,835
Operating lease assets, net	3,028
Other assets	160
Accounts payable	(2,278)
Accrued expenses	(503)
Accrued payroll	(1,351)
Long-term operating lease liabilities	(2,765)
Government stimulus advances	(12,694)
Total purchase price	$194,757

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

County Homemakers

On November 1, 2020, we completed the acquisition of County Homemakers. The purchase price was approximately $15.8 million, including the amount of acquired excess cash held by County Homemakers at the closing of the acquisition (approximately $1.1 million). The purchase of County Homemakers was funded with the Company’s available cash. With the purchase of County Homemakers, the Company expanded its personal care services in the state of Pennsylvania. The related integration costs were $0.1 million for the three months ended March 31, 2021. These costs were included in general and administrative expenses on the Unaudited Condensed Consolidated Statements of Income and were expensed as incurred.

Based upon management’s valuations, which are preliminary and subject to completion of working capital adjustments, the fair values of the assets and liabilities acquired are as follows:

Total (Amounts in Thousands)
Goodwill	$13,403
Identifiable intangible assets	474
Cash	1,104
Property and equipment	52
Accounts receivable	1,395
Operating lease assets, net	485
Other assets	40
Accounts payable	(67)
Accrued expenses	(37)
Accrued payroll	(543)
Long-term operating lease liabilities	(485)
Total purchase price	$15,821

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

A Plus Health Care

On July 1, 2020, we completed the acquisition of A Plus Health Care, Inc. (“A Plus”). The purchase price was approximately $14.5 million, including the amount of acquired excess cash held by A Plus at the closing of the acquisition (approximately $2.8 million). The purchase of A Plus was funded with the Company’s available cash. With the purchase of A Plus, the Company expanded its personal care services in the state of Montana. The related integration costs were $0.1 million for the three months ended March 31, 2021. These costs were included in general and administrative expenses on the Unaudited Condensed Consolidated Statements of Income and were expensed as incurred.

Based upon management’s valuations, which are preliminary and subject to completion of working capital adjustments, the fair values of the assets and liabilities acquired are as follows:

Total (Amounts in Thousands)
Goodwill	$9,711
Identifiable intangible assets	1,523
Cash	2,819
Accounts receivable	1,075
Operating lease assets, net	180
Other assets	26
Accounts payable	(34)
Accrued expenses	(362)
Accrued payroll	(311)
Long-term operating lease liabilities	(100)
Total purchase price	$14,527

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

SunLife Home Care

On December 1, 2020, we completed the acquisition of SunLife Home Care (“SunLife”) for approximately $1.7 million and recorded goodwill of $1.6 million. With the purchase of SunLife, we expanded our personal care services in the state of Arizona. Goodwill generated from the acquisition is primarily attributable to expected synergies with existing Company operations and the goodwill acquired is deductible for tax purposes.

The following table contains unaudited pro forma condensed consolidated income statement information of the Company for the three months ended March 31, 2020 as if each of the acquisitions of Queen City Hospice, County Homemakers and A Plus closed on January 1, 2020.

For the Three Months Ended March 31, 2020 (Amounts in Thousands)
Net service revenues	$208,967
Operating income	47,112
Net income	10,319
Net income per common share
Basic income per share	$0.66
Diluted income per share	$0.65

The pro forma disclosures in the table above include adjustments for amortization of intangible assets, tax expense and acquisition costs to reflect results that are more representative of the combined results of the transactions as if Queen City Hospice, County Homemakers and A Plus had been acquired effective January 1, 2020. This pro forma information is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred. In addition, future results may vary significantly from the results reflected in the pro forma information. The unaudited pro forma financial information does not reflect the impact of future events that may occur after the acquisition, such as anticipated cost savings from operating synergies.

5. Goodwill and Intangible Assets

The goodwill for the Company was $469.0 million and $469.1 million as of March 31, 2021 and December 31, 2020, respectively.

A summary of the goodwill activity for the three months ended March 31, 2021 is provided below:

	Goodwill
	Hospice	Personal Care	Home Health	Total
	(Amounts in Thousands)
Goodwill as of December 31, 2020	$314,833	$152,448	$1,791	$469,072
Adjustments to previously recorded goodwill	(100)	64	—	(36)
Goodwill as of March 31, 2021	$314,733	$152,512	$1,791	$469,036

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

The carrying amount and accumulated amortization of each identifiable intangible asset category consisted of the following as of March 31, 2021:

	Customer and referral relationships	Trade names and trademarks	Non- competition agreements	State Licenses	Total
	(Amounts in Thousands)
Intangible assets with indefinite lives	$—	$—	$—	$20,791	$20,791
Intangible assets subject to amortization:
Gross carrying amount	44,672	42,926	6,225	12,507	106,330
Accumulated amortization	(34,915)	(16,152)	(3,111)	(3,548)	(57,726)
Intangible assets subject to amortization, net	9,757	26,774	3,114	8,959	48,604
Total intangible assets at March 31, 2021	$9,757	$26,774	$3,114	$29,750	$69,395

Amortization expense related to the identifiable intangible assets amounted to $2.2 million and $1.8 million for the three months ended March 31, 2021 and 2020, respectively. The weighted average remaining useful lives of identifiable intangible assets as of March 31, 2021 is 9.6 years.

6. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consisted of the following:

	March 31, 2021	December 31, 2020
	(Amounts in Thousands)
Workers' compensation insurance receivable	$1,924	$1,860
Prepaid workers' compensation and liability insurance	1,875	2,838
Health insurance receivable	1,379	528
Other	5,609	4,743
Total prepaid expenses and other current assets	$10,787	$9,969

Accrued expenses consisted of the following:

	March 31, 2021	December 31, 2020
	(Amounts in Thousands)
Current portion of operating lease liabilities	$9,498	$9,283
Accrued health insurance	5,063	5,607
Accrued payroll taxes	6,978	4,543
Accrued professional fees	2,935	4,220
Payor advances (1)	5,052	4,206
Other	9,128	9,705
Total accrued expenses	$38,654	$37,564

(1)

Represents the deferred portion of payments received from payors for COVID-19 reimbursements which will be recognized as we incur specific COVID-19 related expenses (including expenses related to securing and maintaining adequate personnel) or will be returned if such related expenses are not incurred.

Government stimulus advances consisted of the following:

	March 31, 2021	December 31, 2020
	(Amounts in Thousands)
Provider Relief Fund	$11,334	$12,252
CMS advanced payment program — Queen City Hospice	—	10,801
Payroll tax deferral	7,141	7,141
Provider Relief Fund — Queen City Hospice	1,893	1,893
Total government stimulus advances	$20,368	$32,087

In recognition of the significant threat to the liquidity of financial markets posed by the COVID-19 pandemic, the Federal Reserve and Congress have taken dramatic actions to provide liquidity to businesses and the banking system in the United States. One of the primary sources of relief for healthcare providers is the CARES Act, which was expanded by the PPPHCE Act, and the CAA. The American Rescue Plan Act of 2021 (“ARPA”), another relief package with numerous provisions that affect healthcare providers, was signed into law in March 2021. See Note 9 for additional information regarding government actions to mitigate COVID-19’s impact.

Provider Relief Fund

In total, the CARES Act and other relief legislation include over $178 billion in funding to be distributed through the Provider Relief Fund to eligible providers, including public entities and Medicare- and/or Medicaid-enrolled providers. In November 2020, the Company received grants in an aggregate principal amount of $13.7 million from the Provider Relief Fund, for which we had previously applied. The Company utilized $0.9 million of these funds for healthcare related expenses attributable to COVID-19 that were unreimbursed by other sources in the three months ended March 31, 2021 and, in accordance with the current guidance issued by HHS, expects to utilize additional funds through June 30, 2021, at which point any unused funds will be returned. We are required to properly and fully document the use of such funds in reports to HHS. The Company’s ability to utilize and retain some or all of such funds will depend on the magnitude, timing and nature of the impact of the COVID-19 pandemic, as well as the terms and conditions of the funds received. Queen City Hospice intends to administer retention payments of $1.9 million to caregivers in the second quarter of 2021, which we believe to be necessary to secure and maintain adequate personnel. Commercial organizations that receive and expend annual total awards of $750,000 or more in federal funding, including payments received through the Provider Relief Fund, are subject to federal audit requirements.

Medicare Accelerated and Advance Payment Program – Queen City Hospice

The CARES Act expanded the Medicare Accelerated and Advance Payment Program to increase cash flow to providers impacted by the COVID-19 pandemic. Hospice and home health providers were able to request an advance or accelerated payment of up to 100% of the Medicare payment amount for a three-month period (not including Medicare Advantage payments). The Medicare Accelerated and Advance Payment Program payments are a loan that providers must repay. In April 2020, Queen City Hospice received an amount equal to $10.8 million pursuant to the Medicare Accelerated and Advance Payment Program. Queen City Hospice did not repay the funds prior to the completion of our acquisition of Queen City Hospice. However, Queen City Hospice repaid such funds following such acquisition in March 2021, prior to any CMS recoupment and before any interest accrual.

Payroll tax deferral

The CARES Act also provides for certain federal income and other tax changes, including allowing for the deferral of the employer portion of Social Security payroll taxes through December 31, 2020. The Company received a cash benefit of approximately $7.1 million related to the deferral of employer payroll taxes for 2020 under the CARES Act, for the period April 2, 2020 through June 30, 2020. Effective July 1, 2020, the Company began paying its deferred portion of employer Social Security payroll taxes and expects to repay the $7.1 million in 2021.

7. Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2021	December 31, 2020
	(Amounts in Thousands)
Revolving loan under the credit facility	$178,458	$178,458
Term loan under the credit facility	17,885	18,130
Less unamortized issuance costs	(1,532)	(1,716)
Total	$194,811	$194,872
Less current maturities	(972)	(971)
Long-term debt	$193,839	$193,901

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

The Credit Agreement contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The Credit Agreement also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum Interest Coverage Ratio (as defined in the Credit Agreement), a requirement to stay below a maximum Total Net Leverage Ratio (as defined in the Credit Agreement) and a requirement to stay below a maximum permitted amount of capital expenditures. The Credit Agreement also contains restrictions on guarantees, indebtedness, liens, investments and loans, subject to customary carve outs, a restriction on dividends (provided that Addus HealthCare may make distributions to the Company in an amount that does not exceed $7.5 million in any year absent of an event of default, plus limited exceptions for tax and administrative distributions), a restriction on the ability to consummate acquisitions (without the consent of the lenders) under its credit facility subject to compliance with the Total Net Leverage Ratio (as defined in the Credit Agreement thresholds), restrictions on mergers, dispositions of assets, and affiliate transactions, and restrictions on fundamental changes and lines of business. As of March 31, 2021, the Company was in compliance with all financial covenants under the Credit Agreement.

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

During the three months ended March 31, 2021 and 2020, the Company had no draws under its credit facility.

At March 31, 2021, the Company had a total of $178.5 million of revolving loans, with an interest rate of 1.86% and $17.9 million of term loans, with an interest rate of 1.86%, outstanding on its credit facility. After giving effect to the amount drawn on its credit facility, approximately $8.7 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA (as defined in the Credit Agreement), the Company had $112.8 million available for borrowing under its credit facility. As of December 31, 2020, the Company had a total of $178.5 million of revolving loans, with an interest rate of 1.90%, and $18.1 million of term loans, with an interest rate of 1.90%, outstanding on its credit facility.

8. Income Taxes

The effective income tax rate was 19.0% and 14.2% for the three months ended March 31, 2021 and 2020, respectively. The difference between our federal statutory and effective income tax rates is principally due to excess tax benefit and the use of federal employment tax credits, offset by the inclusion of state taxes and non-deductible compensation. The excess tax benefit is a discrete item, related to the vesting of equity shares, which requires the Company to recognize the benefit fully in the period. An excess tax benefit results if the Company’s income tax deduction exceeds the cumulative costs of the award recognized on the Unaudited Condensed Consolidated Statements of Income.

9. Commitments and Contingencies

Government Actions to Mitigate COVID-19’s Impact

On January 31, 2020, the Secretary of the U.S. Department of Health and Human Services (“HHS”) declared a national public health emergency due to a novel coronavirus. In March 2020, the World Health Organization declared the outbreak of COVID-19, a disease caused by this novel coronavirus, a pandemic. This disease continues to impact the United States and other parts of the world.

In recognition of the significant threat to the liquidity of financial markets posed by the COVID-19 pandemic, the Federal Reserve and Congress have taken dramatic actions to provide liquidity to businesses and the banking system in the United States. For example, on March 27, 2020, the CARES Act, a sweeping stimulus bill intended to bolster the U.S. economy, was enacted. The PPPHCE Act and the CAA both expansions of the CARES Act, were signed into law on April 24, 2020 and December 27, 2020, respectively. In total, the CARES Act, the PPPHCE Act and CAA authorize $178 billion in funding to be distributed to health care providers through the Provider Relief Fund. This funding is intended to support healthcare providers by reimbursing them for healthcare-related expenses or lost revenues attributable to COVID-19. On March 11, 2021, the ARPA was signed into law, another COVID-19 relief package with numerous provisions that affect healthcare providers, including additional funding targeted to specified healthcare providers and to improve coronavirus testing and vaccine-related activities.

In addition to the Provider Relief Fund, the CARES Act and related laws include temporary changes to Medicare and Medicaid payment rules and relief from certain accounting provisions, for example temporarily lifting the Medicare sequester, which would have otherwise reduced payments to Medicare providers by 2% as required by the Budget Control Act of 2011, from May 1, 2020, through December 31, 2021 (but also extending sequestration through 2030). This Medicare sequester relief resulted in an increase of $0.1 million to home health net service revenues and $0.7 million to hospice net service revenues for the three months ended March 31, 2021. However, the ARPA increases the federal budget deficit in a manner that triggers an additional statutorily mandated sequestration under the Pay-As-You-Go Act of 2010 (“PAYGO Act”). As a result, absent congressional action, Medicare spending will be reduced by up to 4 percentage points in fiscal year 2022, in addition to the existing sequestration requirements of the Budget Control Act of 2011. We cannot currently determine the extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted by mandated sequestration triggers under the PAYGO Act.

While conditions related to the COVID-19 pandemic have improved in recent months in the United States as vaccinations have become more widely available, it is impossible to predict the effect and ultimate impact of the COVID-19 pandemic on the Company as the situation continues to evolve. See Note 6 for additional information regarding government stimulus advances the Company has received.

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

The tables below set forth information about the Company’s reportable segments for the three months ended March 31, 2021 and 2020 along with the items necessary to reconcile the segment information to the totals reported in the accompanying condensed consolidated financial statements. Segment assets are not reviewed by the Company’s chief operating decision maker function and therefore are not disclosed below.

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

	For the Three Months Ended March 31, 2021
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$164,868	$36,094	$4,340	$205,302
Cost of services revenues	122,839	18,596	2,670	144,105
Gross profit	42,029	17,498	1,670	61,197
General and administrative expenses	15,283	8,463	965	24,711
Segment operating income	$26,746	$9,035	$705	$36,486

	For the Three Months Ended March 31, 2020
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$160,665	$25,212	$4,339	$190,216
Cost of services revenues	119,027	12,318	3,036	134,381
Gross profit	41,638	12,894	1,303	55,835
General and administrative expenses	15,603	6,457	1,022	23,082
Segment operating income	$26,035	$6,437	$281	$32,753

	For the Three Months Ended March 31,
	2021	2020
	(Amounts in Thousands)
Segment reconciliation:
Total segment operating income	$36,486	$32,753

Items not allocated at segment level:
Other general and administrative expenses	20,715	19,205
Depreciation and amortization	3,601	2,887
Interest income	(22)	(334)
Interest expense	1,216	908
Income before income taxes	$10,976	$10,087

11. Significant Payors

For the three months ended March 31, 2021 and 2020, the Company’s revenue by payor type was as follows:

	Personal Care
	For the Three Months Ended March 31,
	2021		2020
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
State, local and other governmental programs	$80,849	49.0%	$79,346	49.4%
Managed care organizations	75,456	45.8	72,110	44.9
Private pay	4,903	3.0	5,270	3.3
Commercial insurance	2,346	1.4	2,576	1.6
Other	1,314	0.8	1,363	0.8
Total personal care segment net service revenues	$164,868	100.0%	$160,665	100.0%

	Hospice
	For the Three Months Ended March 31,
	2021		2020
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$33,985	94.2%	$23,219	92.1%
Managed care organizations	1,487	4.1	1,385	5.5
Other	622	1.7	608	2.4
Total hospice segment net service revenues	$36,094	100.0%	$25,212	100.0%

	Home Health
	For the Three Months Ended March 31,
	2021		2020
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$3,502	80.7%	$3,470	80.0%
Managed care organizations	798	18.4	807	18.6
Other	40	0.9	62	1.4
Total home health segment net service revenues	$4,340	100.0%	$4,339	100.0%

The Company derives a significant amount of its revenue from its operations in Illinois, New York and New Mexico. The percentages of segment revenue for each of these significant states for the three months ended March 31, 2021 and 2020 were as follows:

	Personal Care
	For the Three Months Ended March 31,
	2021		2020
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Illinois	$73,385	44.5%	$71,545	44.5%
New York	27,575	16.7	31,838	19.8
New Mexico	23,593	14.3	20,694	12.9
All other states	40,315	24.5	36,588	22.8
Total personal care segment net service revenues	$164,868	100.0%	$160,665	100.0%

	Hospice
	For the Three Months Ended March 31,
	2021		2020
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Ohio	$14,114	39.1%	$—	—%
New Mexico	9,230	25.6	11,009	43.7
All other states	12,750	35.3	14,203	56.3
Total hospice segment net service revenues	$36,094	100.0%	$25,212	100.0%

With the acquisition of Queen City Hospice, the Company expanded our hospice services in the state of Ohio.

	Home Health
	For the Three Months Ended March 31,
	2021		2020
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
New Mexico	$4,340	100.0%	$4,339	100.0%
Total home health segment net service revenues	$4,340	100.0%	$4,339	100.0%

A substantial portion of the Company’s revenue and accounts receivable are derived from services performed for federal, state and local governmental agencies. We derive a significant amount of our net service revenues in Illinois, which represented 35.8%, and 37.7% of our net service revenues for the three months ended March 31, 2021, and 2020, respectively. The Illinois Department on Aging, the largest payor program for the Company’s Illinois personal care operations, accounted for 20.4% and 23.2% of the Company’s net service revenues for the three months ended March 31, 2021 and 2020, respectively.

The related receivables due from the Illinois Department on Aging represented 23.8% and 15.9% of the Company’s net accounts receivable at March 31, 2021 and December 31, 2020, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements about our business and operations. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words like “believes,” “belief,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “would,” “should” and similar expressions are intended to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the anticipated impact to our business with respect to developments related to the COVID-19 pandemic, including, without limitation, those related to the length and severity of the pandemic, as well as the timing, availability and adoption of effective medical treatments and vaccines; the pandemic’s impact on our operations, reimbursement and our consumer population; measures we are taking to respond to the pandemic; the impact of government regulation and stimulus measures, including the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), Paycheck Protection Program and Health Care Enhancement Act (“PPPHCE Act”), the Consolidated Appropriations Act, 2021 (“CAA”), the Covid-Related Tax Relief Act of 2020, the American Rescue Plan of 2021 (“ARPA”) and other stimulus legislation, along with the related uncertainties regarding the implementation of such stimulus measures and any future stimulus measures related to COVID-19; increased expenses related to personal protective equipment (“PPE”), labor, supply chain, or other expenditures; and workforce disruptions and supply shortages and disruptions; changes in operational and reimbursement processes and payment structures at the state or federal levels; changes in Medicaid, Medicare, other government program and managed care organizations policies and payment rates; changes in, or our failure to comply with, existing, federal and state laws or regulations, or our failure to comply with new government laws or regulations on a timely basis; competition in the healthcare industry; the geographical concentration of our operations; changes in the case mix of consumers and payment methodologies; operational changes resulting from the assumption by managed care organizations of responsibility for managing and paying for our services to consumers; the nature and success of future financial and/or delivery system reforms; changes in estimates and judgments associated with critical accounting policies; our ability to maintain or establish new referral sources; our ability to renew significant agreements or groups of agreements; our ability to attract and retain qualified personnel; federal, city and state minimum wage pressure, including any failure of Illinois or any other governmental entity to enact a minimum wage offset and/or the timing of any such enactment; changes in payments and covered services due to the overall economic conditions, including economic and business conditions resulting from the COVID-19 pandemic, and deficit spending by federal and state governments; cost containment initiatives undertaken by state and other third-party payors; our ability to access financing through the capital and credit markets; our ability to meet debt service requirements and comply with covenants in debt agreements; business disruptions due to natural disasters, acts of terrorism, pandemics, riots, civil insurrection or social unrest, looting, protests, strikes or street demonstrations; our ability to integrate and manage our information systems; our ability to prevent cyber-attacks or security breaches to protect our computer systems and confidential consumer data; our expectations regarding the size and growth of the market for our services; the acceptance of privatized social services; our expectations regarding changes in reimbursement rates; eligibility standards and limits on services imposed by state governmental agencies; the potential for litigation; discretionary determinations by government officials; our ability to successfully implement our business model to grow our business; our ability to continue identifying, pursuing, consummating and integrating acquisition opportunities and expand into new geographic markets; the impact of acquisitions and dispositions on our business, including the potential inability to realize the benefits of the acquisition of Queen City Hospice, LLC and its affiliate Miracle City Hospice, LLC (together “Queen City Hospice”); the potential impact of the discontinuation or modification of LIBOR; the effectiveness, quality and cost of our services; our ability to successfully execute our growth strategy; changes in tax rates; the impact of public health emergencies, including the COVID-19 pandemic; the impact of inclement weather or natural disasters; and various other matters, many of which are beyond our control. In addition, the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2020, filed with the SEC on March 1, 2021 may result in these differences. You should carefully review all of these factors. Moreover, our business may be materially adversely affected by factors that are not currently known to us, by factors that we currently consider immaterial or by factors that are not specific to us, such as general economic conditions. These forward-looking statements were based on information, plans and estimates at the date of this report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes, except as may be required by law.

Overview

We are a home care services provider operating in three segments: personal care, hospice and home health. Our services are principally provided in-home under agreements with federal, state and local government agencies, managed care organizations, commercial insurers and private individuals. Our consumers are predominantly “dual eligible,” meaning they are eligible to receive both Medicare and Medicaid benefits. Managed care revenues accounted for 37.9% and 39.1% of our net service revenues during the three months ended March 31, 2021 and 2020, respectively.

A summary of our financial results for the three months ended March 31, 2021 and 2020 is provided in the table below.

	For the Three Months Ended March 31,
	2021	2020
	(Amounts in Thousands)
Net service revenues	$205,302	$190,216
Net income	$8,894	$8,658

As of March 31, 2021, we provided our services in 22 states through 208 offices. For the three months ended March 31, 2021 and 2020, we served approximately 50,000 and 49,000 discrete individuals, respectively. Our personal care segment also includes staffing services, with clients including assisted living facilities, nursing homes and hospice facilities.

COVID-19 Pandemic Update

COVID-19, the disease caused by a novel coronavirus continues to be widespread throughout the United States and other parts of the world. Governments and public health officials continue to recommend and mandate precautions to mitigate the spread of the virus, including closures of and limitations on many businesses and places of public assembly. As a result, COVID-19 has significantly affected and continues to affect the overall economic conditions in the United States. However, the number of cases of COVID-19 has decreased in the United States in recent months, and many of the restrictions related to the COVID-19 pandemic in the United States have been relaxed as the result of such decrease. Moreover, vaccines are expected to be widely available in the second quarter of 2021 and are currently being distributed across the country. The FDA continues to facilitate the development of therapeutics to combat COVID-19 as well as provide oversight for the development of additional vaccines. It is difficult to predict how long the pandemic will last, how many people are likely to be affected by it or the duration or types of restrictions that will be imposed or re-imposed as the situation is continuously evolving. For these and other reasons, we are unable to predict the long-term impact of the pandemic on our business at this time.

For the three months ended March 31, 2021, COVID-19-related expenses were approximately $2.1 million, which were offset by $1.8 million of temporary rate increases from certain payors in our personal care segment and $0.9 million related to the utilization of a portion of the funds received from the Provider Relief Fund in November 2020 and included in cost of service revenues on the Condensed Consolidated Statements of Income. As of March 31, 2021, the Company deferred the recognition of $5.1 million of payments received from payors for COVID-19 reimbursement, included within accrued expenses, which will be recognized as we incur specific expenses related to the pandemic, such as expenses related to acquiring additional PPE, or will be returned if COVID-19-related expenses are not incurred. We are not able to reasonably predict the total costs we will incur related to the COVID-19 pandemic, and such costs could be substantial.

With the widespread adverse impacts of the COVID-19 pandemic on the hospitality and other labor-intensive industries, we continue to believe we will have an opportunity to increase our hiring of new caregivers for such period of time as the pandemic continues to have a negative impact on employment in the United States. However, in the near term, enhanced unemployment benefits have suppressed the opportunity to attract this new pool of potential caregivers. For example, the Continued Assistance for Unemployed Workers Act, signed into law on December 27, 2020, provides up to 50 weeks of unemployment benefits plus an additional $300 per week in supplemental benefits. Moreover, in the event that conditions related to the pandemic significantly improve and we return to a period of low unemployment in the United States, these conditions may hinder our ability to attract and retain sufficient caregivers.

As the COVID-19 pandemic progresses, federal agencies continue to issue related regulations and guidance, and the public health emergency continues to evolve, and, therefore, we cannot currently predict with certainty the extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted. We continue to assess the potential impact of COVID-19 and government responses to the pandemic, including the enactment and implementation of the CARES Act, the PPPHCE Act, the CAA, the ARPA and other stimulus legislation, on our business, results of operations, financial condition and cash flows. Given the dynamic nature of these circumstances, the related financial effect cannot be reasonably estimated at this time but is not expected to materially adversely impact our business. See Part I, Item 1A—“Risk Factors — The COVID-19 pandemic could negatively affect our operations, business and financial condition, and our liquidity could also be negatively impacted, particularly if the U.S. economy remains unstable for a significant amount of time” of our Annual Report on Form 10-K for the period ended December 31, 2020, filed with the SEC on March 1, 2021.

See “Liquidity and Capital Resources” below for additional information regarding funds received related to COVID-19 relief.

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

For the three months ended March 31, 2021 and 2020, our revenue by payor and significant states by segment were as follows:

	Personal Care
	For the Three Months Ended March 31,
	2021		2020
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
State, local and other governmental programs	$80,849	49.0%	$79,346	49.4%
Managed care organizations	75,456	45.8	72,110	44.9
Private pay	4,903	3.0	5,270	3.3
Commercial insurance	2,346	1.4	2,576	1.6
Other	1,314	0.8	1,363	0.8
Total personal care segment net service revenues	$164,868	100.0%	$160,665	100.0%
Illinois	$73,385	44.5%	$71,545	44.5%
New York	27,575	16.7	31,838	19.8
New Mexico	23,593	14.3	20,694	12.9
All other states	40,315	24.5	36,588	22.8
Total personal care segment net service revenues	$164,868	100.0%	$160,665	100.0%

	Hospice
	For the Three Months Ended March 31,
	2021		2020
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$33,985	94.2%	$23,219	92.1%
Managed care organizations	1,487	4.1	1,385	5.5
Other	622	1.7	608	2.4
Total hospice segment net service revenues	$36,094	100.0%	$25,212	100.0%
Ohio	$14,114	39.1%	$—	—%
New Mexico	9,230	25.6	11,009	43.7
All other states	12,750	35.3	14,203	56.3
Total hospice segment net service revenues	$36,094	100.0%	$25,212	100.0%

With the acquisition of Queen City Hospice, the Company expanded our hospice services in the state of Ohio.

	Home Health
	For the Three Months Ended March 31,
	2021		2020
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$3,502	80.7%	$3,470	80.0%
Managed care organizations	798	18.4	807	18.6
Other	40	0.9	62	1.4
Total home health segment net service revenues	$4,340	100.0%	$4,339	100.0%
New Mexico	$4,340	100.0%	$4,339	100.0%
Total home health segment net service revenues	$4,340	100.0%	$4,339	100.0%

We derive a significant amount of our net service revenues in Illinois, which represented 35.8% and 37.7% of our net service revenues for the three months ended March 31, 2021 and 2020, respectively.

A significant amount of our net service revenues are derived from one payor client, the Illinois Department on Aging, the largest payor program for our Illinois personal care operations, which accounted for 20.4% and 23.2% of our net service revenues for the three months ended March 31, 2021 and 2020, respectively.

On November 26, 2019, the City of Chicago voted to approve additional increases in the Chicago minimum wage to $14 per hour beginning July 1, 2020 to $15 per hour beginning July 1, 2021.

The state of Illinois finalized its fiscal year 2021 budget, with in-home care rates to be increased by 7.1% to $23.40 from $21.84, effective January 1, 2021, contingent upon federal CMS approval. Although federal CMS approval was obtained by the state, as a result of on-going state revenue declines due to COVID-19 and the failure of the November 2020 referendum to revise the Illinois income tax code, on December 15, 2020, the Governor of Illinois announced a delay in the implementation of the scheduled rate increase to April 1, 2021, at which time such rate increase went into effect.

On February 17, 2021, the Governor of Illinois introduced his fiscal year 2022 proposed budget, including a statewide rate increase from $23.40 to $24.96 effective January 1, 2022. State trade associations are advocating to accelerate the rate increase to July 1, 2021 (the beginning of the state’s next fiscal year), to coincide with the increase of the minimum wage to $15 per hour, because the ARPA provides for a 10 percentage point increase in federal matching funds for Medicaid home and community-based services from April 1, 2021, through March 30, 2022, provided the state satisfies certain conditions, but there can be no assurances that this will occur.

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

Impact of Changes in Medicare and Medicaid Reimbursement

Home Health

Home health services provided to Medicare beneficiaries are paid under the Medicare Home Health Prospective Payment System (“HHPPS”). CMS updates the HHPPS payment rates each calendar year. Effective calendar year 2021, HHPPS rates increased by 2.0%, which reflects a 2.3% market basket update, reduced by a multifactor productivity adjustment of 0.3 percentage points. CMS expects Medicare payments to home health agencies in 2021 to increase in the aggregate by 1.9% after accounting for a 0.1 percentage point decrease in payments to home health agencies due to changes in the rural add-on percentages mandated by the Bipartisan Budget Act of 2018. Home health providers that do not comply with quality data reporting requirements are subject to a 2 percentage point reduction to their market basket update.

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

Hospice

Hospice services provided to Medicare beneficiaries are paid under the Medicare Hospice Prospective Payment System, under which CMS sets a daily rate for each day a patient is enrolled in the hospice benefit. CMS updates these rates each federal fiscal year. Effective October 1, 2020, CMS increased hospice payment rates by 2.4%. This reflected a 2.4% market basket increase reduced by the multifactor productivity adjustment of 0.0 percentage points. Additionally, the aggregate cap, which limits the total Medicare reimbursement that a hospice may receive based on an annual per-beneficiary cap amount and the number of Medicare patients served, was updated to $30,683.93 for federal fiscal year 2021. If a hospice’s Medicare payments exceed its aggregate cap, it must repay Medicare the excess amount.

New York CDPAP

On February 11, 2021, the state of New York announced its initial selection of parties to enter into contracts as a Lead Fiscal Intermediary under its previously announced Request for Offer (“RFO”) process related to its Consumer Directed Personal Assistance Program (“CDPAP”), in which the Company currently participates as a provider. The Company was not one of the selected entities in the initial RFO process. The announcement followed an extended RFO process first begun in 2019, with responses originally due in February 2020. Management believes changes are unlikely to occur during an estimated nine to 12 month transition period and does not expect a financial impact in 2021. Based on its current run rate, the Company estimates it will receive $52 million and $4 million in revenue and operating income, respectively, from the program for the year ended December 31, 2021. The Company continues to explore its options, including appeals, other arrangements under which the Company may continue to provide these services, and expense reductions to minimize any potential final impact of the RFO process.

On April 6, 2021, the New York Legislature finalized the fiscal year 2022 state budget. Among the actions taken since the Governor’s proposed budget, the legislature included a provision to add one or two entities per county to those awarded the Lead Fiscal Intermediary, based on the scoring of the original RFO. As scoring of RFOs was not publicly released, it is unknown at this time if the Company’s score ranked high enough to qualify for these additional awards. In the meantime, we continue to pursue other arrangements including our protest of the award, which was filed and accepted on March 19, 2021. We are awaiting a response to the formal protest.

Components of our Statements of Income

Net Service Revenues

We generate net service revenues by providing our services directly to consumers and primarily on an hourly basis in our personal care segment, on a daily basis in our hospice segment and on an episodic basis in our home health segment. We receive payment for providing such services from our payor clients, including federal, state and local governmental agencies, managed care organizations, commercial insurers and private pay consumers.

In our personal care segment, net service revenues are principally provided based on authorized hours, determined by the relevant agency, at an hourly rate, which is either contractual or fixed by legislation, and are recognized at the time services are rendered. In our hospice segment, net service revenues are provided based on daily rates for each of the levels of care and are recognized as services are provided. In our home health segment, net service revenues are based on an episodic basis at a stated rate and recognized based on the number of days elapsed during a period of care within the reporting period. We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record revenues.

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

Depreciation and Amortization Expenses

Depreciable assets consist principally of furniture and equipment, network administration and telephone equipment, and operating system software. Depreciable and leasehold assets are depreciated or amortized on a straight-line method over their useful lives or, if less and if applicable, their lease terms. We amortize our intangible assets with finite lives, consisting of customer and referral relationships, trade names, trademarks and non-competition agreements, using straight line or accelerated methods based upon their estimated useful lives.

Interest Expense

Interest expense is reported when incurred and principally consists of interest and unused credit line fees on the credit facility.

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. The effective income tax rate was 19.0% and 14.2% for the three months ended March 31, 2021 and 2020, respectively, compared to our federal statutory rate of 21%. The difference between our federal statutory and effective income tax rates was principally due to an excess tax benefit and the use of federal employment tax credits, offset by the inclusion of state taxes and non-deductible compensation.

Results of Operations — Consolidated

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

The following table sets forth our unaudited condensed consolidated results of operations.

	For the Three Months Ended March 31,
	2021		2020		Change
		% Of		% Of
		Net Service		Net Service
	Amount	Revenues	Amount	Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Net service revenues	$205,302	100.0%	$190,216	100.0%	$15,086	7.9%
Cost of service revenues	144,105	70.2	134,381	70.6	9,724	7.2
Gross profit	61,197	29.8	55,835	29.4	5,362	9.6
General and administrative expenses	45,426	22.1	42,287	22.2	3,139	7.4
Depreciation and amortization	3,601	1.8	2,887	1.5	714	24.7
Total operating expenses	49,027	23.9	45,174	23.7	3,853	8.5
Operating income	12,170	5.9	10,661	5.6	1,509	14.2
Interest income	(22)	—	(334)	(0.2)	312	(93.4)
Interest expense	1,216	0.6	908	0.5	308	33.9
Total interest expense (income), net	1,194	0.6	574	0.3	620	108.0
Income before income taxes	10,976	5.3	10,087	5.3	889	8.8
Income tax expense	2,082	1.0	1,429	0.8	653	45.7
Net income	$8,894	4.3%	$8,658	4.5%	$236	2.7%

Net service revenues increased by 7.9% to $205.3 million for the three months ended March 31, 2021 compared to $190.2 million for the three months ended March 31, 2020. The increase was due to a 3.7% increase in revenues per billable hour, partially offset by a 1.4% decrease in billable hours for the three months ended March 31, 2021 in our personal care segment. In addition, revenue increased by $10.9 million in our hospice segment, during the three months ended March 31, 2021, compared to the same period in 2020. The increase in our hospice segment revenue was primarily due to an increase in average daily census and revenue per patient day, mainly attributed to the acquisition of Queen City Hospice on December 4, 2020.

Gross profit, expressed as a percentage of net service revenues, increased to 29.8% for the three months ended March 31, 2021, compared to 29.4% for the same period in 2020. The increase was mainly attributed to the full-quarter effect in 2021 of the acquisition of our relatively higher margin hospice segment businesses in 2020.

General and administrative expenses increased to $45.4 million for the three months ended March 31, 2021 as compared to $42.3 million for the three months ended March 31, 2020. The increase in general and administrative expenses was primarily due to acquisitions that resulted in an increase in administrative employee wages, taxes and benefit costs of $2.0 million, an increase in data processing of $0.3 million and an increase in rent expense of $0.5 million. General and administrative expenses, expressed as a percentage of net service revenues decreased to 22.1% for the three months ended March 31, 2021, from 22.2% for the three months ended March 31, 2020.

Depreciation and amortization expense increased to $3.6 million for the three months ended March 31, 2021 from $2.9 million for the three months ended March 31, 2020, primarily due to the intangible assets and property and equipment acquired in the fiscal year 2020 acquisitions.

Interest expense increased to $1.2 million for the three months ended March 31, 2021 from $0.9 million for the three months ended March 31, 2020. The increase in interest expense was primarily due to higher outstanding borrowings under our credit facility for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. The effective income tax rate was 19.0% and 14.2% for the three months ended March 31, 2021 and 2020, respectively. The effective tax rates were lower than the federal statutory rate principally due to the inclusion of a 7.4% and 12.2% excess tax benefit for the three months ended March 31, 2021 and 2020, respectively. The excess tax benefit is a discrete item which requires the Company to recognize the benefit fully in the quarter.

Results of Operations – Segments

The following tables and related analysis summarize our operating results and business metrics by segment:

Personal Care Segment

	For the Three Months Ended March 31,
	2021		2020		Change
Personal Care Segment	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$164,868	100.0%	$160,665	100.0%	$4,203	2.6%
Cost of services revenues	122,839	74.5	119,027	74.1	3,812	3.2
Gross profit	42,029	25.5	41,638	25.9	391	0.9
General and administrative expenses	15,283	9.3	15,603	9.7	(320)	(2.1)
Segment operating income	$26,746	16.2%	$26,035	16.2%	$711	2.7%
Business Metrics (Actual Numbers, Except Billable Hours in Thousands)
Location at period end	164		151
Average billable census * (1)	38,327		39,170		(843)	(2.2)%
Billable hours * (2)	7,567		7,674		(107)	(1.4)
Average billable hours per census per month * (2)	65.2		64.9		0.3	0.5
Billable hours per business day * (2)	118,237		118,054		183	0.2
Revenues per billable hour * (2)	$21.75		$20.97		$0.78	3.7%
Same store revenue growth % * (3)	2.4%		14.0%

(1)	Average billable census is the average number of unique clients receiving a billable service during the year and is the total census divided by months in operation during the period.
(2)

Billable hours is the total number of hours served to clients during the period. Average billable hours per census per month is billable hours divided by average billable census. Billable hours per day is total billable hours divided by the number of business days in the period. Revenues per billable hour is revenue attributed to billable hours divided by billable hours.

(3)

Same store revenue growth reflects the change in year-over-year revenue for the same store base. We define the same store base to include those stores open for at least 52 full weeks. This measure highlights the performance of existing stores, while excluding the impact of acquisitions, new store openings and closures.

*

Management deems these metrics to be key performance indicators. Management uses these metrics to monitor our performance, both in our existing operations and acquisitions. Many of these metrics serve as the basis of reported revenues and assessment of these provide direct correlation to the results of operations from period to period and facilitate comparison with the results of our peers. Historical trends established in these metrics can be used to evaluate current operating results, identify trends affecting our business, determine the allocation of resources and assess the quality and potential variability of our cash flows and earnings. We believe they are useful to investors in evaluating and understanding our business but should not be used solely in assessing the Company’s performance. These key performance indicators should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented herein to fully evaluate and understand the business as a whole. These measures may not be comparable to similarly-titled performance indicators used by other companies.

We derive a significant amount of our net service revenues from operations in Illinois, which represented 35.8% and 37.7% of our net service revenues for the three months ended March 31, 2021 and 2020, respectively. Net service revenues from state, local and other governmental programs accounted for 49.0% and 49.4% of net service revenues for the three months ended March 31, 2021 and 2020, respectively. Managed care organizations accounted for 45.8% and 44.9% of net service revenues for the three months ended March 31, 2021 and 2020, respectively, with commercial insurance, private pay and other payors accounting for the remainder of net service revenues. One payor client, the Illinois Department on Aging, accounted for 20.4% and 23.2% of net service revenues for the three months ended March 31, 2021 and 2020, respectively.

Net service revenues increased by 2.6% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Net service revenues increased primarily as a result of a 3.7% increase in revenues per billable hour, mainly attributed to rate increases discussed above, partially offset by a decrease in billable hours of 1.4% for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

Gross profit, expressed as a percentage of net service revenues, decreased to 25.5% for the three months ended March 31, 2021 from 25.9% for the three months ended March 31, 2020. This decrease was primarily due to an increase in direct payroll as a percentage of net service revenues of 0.4% for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

General and administrative expenses decreased by approximately $0.3 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. The decrease in general and administrative expenses was primarily due to acquisition synergies.

Hospice Segment

	For the Three Months Ended March 31,
	2021		2020		Change
Hospice Segment	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$36,094	100.0%	$25,212	100.0%	$10,882	43.2%
Cost of services revenues	18,596	51.5	12,318	48.9	6,278	51.0
Gross profit	17,498	48.5	12,894	51.1	4,604	35.7
General and administrative expenses	8,463	23.5	6,457	25.6	2,006	31.1
Segment operating income	$9,035	25.0%	$6,437	25.5%	$2,598	40.4%
Business Metrics (Actual Numbers)
Locations at period end	34		34
Admissions * (1)	2,394		1,655		739	44.7%
Average daily census * (2)	2,400		1,863		537	28.8
Average discharge length of stay * (3)	101		99		2	2.0
Patient days * (4)	216,007		169,512		46,495	27.4
Revenue per patient day * (5)	$167.09		$150.49		$16.60	11.0%
Same store revenue growth % * (6)	(8.4)%		12.1%

(1)	Represents referral process and new patients on service during the period.
(2)	Average daily census is total patient days divided by the number of days in the period.
(3)	Average length of stay is the average number of days a patient is on service, calculated upon discharge, and is total patient days divided by total discharges in the period.
(4)	Patient days is days of service for all patients in the period.
(5)	Revenue per patient day is hospice revenue divided by the number of patient days in the period.
(6)

Same store revenue growth reflects the change in year-over-year revenue for the same store base. We define the same store base to include those stores open for at least 52 full weeks. This measure highlights the performance of existing stores, while excluding the impact of acquisitions, new store openings and closures.

*

Management deems these metrics to be key performance indicators. Management uses these metrics to monitor our performance, both in our existing operations and acquisitions. Many of these metrics serve as the basis of reported revenues and assessment of these provide direct correlation to the results of operations from period to period and facilitate comparison with the results of our peers. Historical trends established in these metrics can be used to evaluate current operating results, identify trends affecting our business, determine the allocation of resources and assess the quality and potential variability of our cash flows and earnings. We believe they are useful to investors in evaluating and understanding our business but should not be used solely in assessing the Company’s performance. These key performance indicators should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented herein to fully evaluate and understand the business as a whole. These measures may not be comparable to similarly-titled performance indicators used by other companies.

Hospice generates net service revenues by providing care to patients with a life expectancy of six months or less, as well as related services for their families. Hospice offers four levels of care, as defined by Medicare, to meet the varying needs of patients and their families. The four levels of hospice include routine home care, continuous home care, general inpatient care and respite care. Our Hospice segment principally provides routine home care, but with the acquisition of Queen City Hospice, the Company expanded continuous home care services.

Net service revenues from Medicare accounted for 94.2% and managed care organizations accounted for 4.1% for the three months ended March 31, 2021. Net service revenues increased by $10.9 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. For the three months ended March 31, 2021, net service revenues increased primarily due to an increase in average daily census and revenue per patient day mainly attributed to the acquisition of Queen City Hospice on December 4, 2020. The increase in net service revenues was partially offset by a decrease in census in same stores related to public health restrictions in nursing homes due to the COVID-19 pandemic during the three months ended March 31, 2021, compared to the pre-COVID-19 restrictions for the three months ended March 31, 2020.

Gross profit, expressed as a percentage of net service revenues was 48.5% and 51.1% for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021, the decrease as a percentage of net service revenues was mainly attributed to an increase of direct employee wages, taxes and benefit costs of 3.8%, partially offset by a decrease of direct service supply costs of 0.5% and other direct expenses related to acquisition synergies.

The hospice segment’s general and administrative expenses primarily consist of administrative employee wages, taxes and benefit costs, rent, information technology and office expenses. General and administrative expenses, expressed as a percentage of net service revenues was 23.5% and 25.6% for the three months ended March 31, 2021 and 2020, respectively. The increase in general and administrative expenses was primarily due to acquisitions that resulted in a $1.5 million increase in administrative employee wages, taxes and benefit costs and a $0.1 million increase in rent expenses for the three months ended March 31, 2021.

Home Health Segment

	For the Three Months Ended March 31,
	2021		2020		Change
Home Health Segment	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$4,340	100.0%	$4,339	100.0%	$1	—%
Cost of services revenues	2,670	61.5	3,036	70.0	(366)	(12.1)
Gross profit	1,670	38.5	1,303	30.0	367	28.2
General and administrative expenses	965	22.3	1,022	23.6	(57)	(5.6)
Segment operating income	$705	16.2%	$281	6.4%	$424	150.9%
Business Metrics (Actual Numbers)
Locations at period end	10		10
New admissions * (1)	1,168		1,022		146	14.3%
Recertifications * (2)	657		710		(53)	(7.5)
Total volume * (3)	1,825		1,732		93	5.4
Visits * (4)	27,665		33,710		(6,045)	(17.9)%
Same store revenue growth % * (5)	—		19.5%

(1)	Represents new patients during the period.
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
(5)

Same store revenue growth reflects the change in year-over-year revenue for the same store base. We define the same store base to include those stores open for at least 52 full weeks. This measure highlights the performance of existing stores, while excluding the impact of acquisitions, new store openings and closures.

*

Management deems these metrics to be key performance indicators. Management uses these metrics to monitor our performance, both in our existing operations and acquisitions. Many of these metrics serve as the basis of reported revenues and assessment of these provide direct correlation to the results of operations from period to period and facilitate comparison with the results of our peers. Historical trends established in these metrics can be used to evaluate current operating results, identify trends affecting our business, determine the allocation of resources and assess the quality and potential variability of our cash flows and earnings. We believe they are useful to investors in evaluating and understanding our business but should not be used solely in assessing the Company’s performance. These key performance indicators should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented herein to fully evaluate and understand the business as a whole. These measures may not be comparable to similarly-titled performance indicators used by other companies.

Home health generates net service revenues by providing home health services on a short-term, intermittent or episodic basis to individuals, generally to treat an illness or injury. Net service revenues from Medicare and managed care organizations accounted for 80.7% and 18.4%, respectively, for the three months ended March 31, 2021. Home health services provided to Medicare beneficiaries are paid under the Medicare Home Health Prospective Payment System (“HHPPS”). Effective January 1, 2020, CMS began using a 30-day episode of care for home health payments and implemented the Patient-Driven Groupings Model (“PDGM”) as part of the shift toward value-based care. The PDGM classifies patients based on clinical characteristics and other patient information into payment categories and eliminates the use of therapy service thresholds for determination of payments. Also effective January 1, 2020, CMS finalized a policy allowing therapy assistants to provide maintenance therapy services in the home and modified certain requirements relating to the home health plan of care.

Gross profit, expressed as a percentage of net service revenues was 38.5% and 30.0% for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021, the increase was due to a decrease of direct employee wages, taxes and benefit costs of 7.0% as a percentage of net service revenues compared to the three months ended March 31, 2020. Cost of service for the three months ended March 31, 2021 decreased compared to the corresponding period in 2020, due to a decrease in visits in connection with PDGM case mix.

The home health segment’s general and administrative expenses consist of administrative employee wages, taxes and benefit costs, rent, information technology and office expenses. General and administrative expenses, expressed as a percentage of net service revenues was 22.3% and 23.6%, respectively, for the three months ended March 31, 2021 and 2020, respectively.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand and cash from operations. At March 31, 2021 and December 31, 2020, we had cash balances of $125.5 million and $145.1 million, respectively.

Cash flows from operating activities represent the inflow of cash from our payor clients and the outflow of cash for payroll and payroll taxes, operating expenses, interest and taxes. The open receivable balance from the Illinois Department on Aging, the largest payor program for the Company’s Illinois personal care operation, increased by $11.9 million from $21.2 million as of December 31, 2020 to $33.1 million as of March 31, 2021. The state of Illinois finalized its fiscal year 2021 budget with the inclusion of an appropriation to raise in-home care rates to offset previous minimum wage increases by the City of Chicago.

During the three months ended March 31, 2021, we did not draw on the term loan. As of March 31, 2021, we had a total of $178.5 million in revolving loans, with an interest rate of 1.86% and $17.9 million of term loans, with an interest rate of 1.86%. After giving effect to the amount drawn on our credit facility, approximately $8.7 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA, we had $112.8 million available for borrowing under our revolving credit loan facility. At December 31, 2020, we had a total of $178.5 million revolving credit loans, with an interest rate of 1.90%, and $18.1 million term loans, with an interest rate of 1.90%.

Our credit facility requires us to maintain a total net leverage ratio not exceeding 3.75:1.00. At March 31, 2021, we were in compliance with our financial covenants under the Credit Agreement. Although we believe our liquidity position remains strong, we can provide no assurance that we will remain in compliance with the covenants in our Credit Agreement, and in the future, it may prove necessary to seek an amendment with the bank lending group under our credit facility. The COVID-19 pandemic has resulted in, and may continue to result in, significant disruption of financial and capital markets, and there can be no assurance that we will be able to raise additional funds on terms acceptable to us, if at all.

COVID-19

The economic slowdown caused by the COVID-19 pandemic continues to pose risks to states’ budgets for the 2021 fiscal year, which began July 1 in most states. Depending on the severity and length of a downturn, sales tax collections and income tax withholdings could continue to be depressed in fiscal 2022 and, potentially, future fiscal years. States could face significant fiscal challenges and may have no choice but to revise their revenue forecasts and adjust their budgets for fiscal 2022 and, potentially, future fiscal years, accordingly. Indeed, Illinois, New York and New Mexico, our top three markets, have revised revenue estimates downward for the 2021 fiscal year. New York, which started its fiscal year April 1, 2021, recently estimated that the state would collect at least $5 billion more than originally forecasted, due to better than expected receipts through January 2021. The New York state comptroller initially decreased its estimate for 2021 fiscal year collections by $10 billion. Although receipts are higher than this estimate, revenues are still significantly below pre-COVID estimates. The current New York fiscal plan authorizes the state of New York to issue up to $11 billion in short-term bonds to ameliorate reduced revenues during the fiscal year. Also in response to reduced revenues, the state implemented a 1% reduction to all Medicaid providers effective January 1, 2020. Effective April 1, 2021, the recently passed budget included an additional 0.5% reduction to the Medicaid rate. We cannot determine the impact that COVID-19 may have on states’ budgets for 2022 or beyond. However, such impacts could have a material adverse effect on our financial condition, results of operations and cash flows.

As a result of the COVID-19 pandemic, federal and state governments have passed legislation, promulgated regulations, and taken other administrative actions intended to assist healthcare providers in providing care to COVID-19 patients and other patients during the public health emergency. These temporary measures include relief from Medicare conditions of participation requirements for healthcare providers, relaxation of licensure requirements for healthcare professionals, relaxation of privacy restrictions for telehealth remote communications, promoting use of telehealth by expanding the scope of services for which Medicare reimbursement is available, and limited waivers of fraud and abuse laws for activities related to COVID-19 during the emergency period. The current federal public health emergency declaration expires July 20, 2021, but HHS has indicated it will likely extend through 2021 and that HHS will provide states with 60 days’ notice prior to termination of the declaration.

Provider Relief Fund

One of the primary sources of relief for healthcare providers is the Provider Relief Fund, which was established by the CARES Act, which was expanded by the PPPHCE Act and the CAA. Provider Relief Fund payments are intended to compensate healthcare providers for lost revenues and health care related expenses incurred in response to the COVID-19 pandemic and are not required to be repaid, provided that recipients attest to and comply with certain terms and conditions, including limitations on balance billing and not using funds received from the Provider Relief Fund to reimburse expenses or losses that other sources are obligated to reimburse.

In November 2020, the Company received grants in an aggregate principal amount of $13.7 million from the Provider Relief Fund, for which we had previously applied. The Company utilized $0.9 million of these funds for healthcare related expenses attributable to COVID-19 that were unreimbursed by other sources in the three months ended March 31, 2021 and, in accordance with the current guidance issued by HHS, expects to utilize additional funds through June 30, 2021, at which point any unused funds will be returned. We are required to properly and fully document the use of such funds in reports to HHS. The Company’s ability to utilize and retain some or all of such funds will depend on the magnitude, timing and nature of the impact of the COVID-19 pandemic, as well as the terms and conditions of the funds received. Queen City Hospice intends to administer retention payments of $1.9 million to caregivers in the second quarter of 2021, which we believe to be necessary to secure and maintain adequate personnel. Commercial organizations that receive and expend annual total awards of $750,000 or more in federal funding, including payments received through the Provider Relief Fund, are subject to federal audit requirements.

Medicare Accelerated and Advance Payment Program – Queen City Hospice

In addition, the CARES Act expands the Medicare Accelerated and Advance Payment Program to increase cash flow to providers impacted by the COVID-19 pandemic. Hospice and home health providers were able to request an advance or accelerated payment of up to 100% of the Medicare payment amount for a three-month period (not including Medicare Advantage payments). The Medicare Accelerated and Advance Payment Program payments are a loan that providers must repay. In April 2020, Queen City Hospice received an amount equal to $10.8 million pursuant to the Medicare Accelerated and Advance Payment Program. Queen City Hospice did not repay the funds prior to the completion of our acquisition of Queen City Hospice. However, Queen City Hospice repaid such funds following such acquisition in March 2021, prior to any CMS recoupment and before any interest accrual.

Payroll tax deferral

The CARES Act also provides for certain federal income and other tax changes, including allowing for the deferral of the employer portion of Social Security payroll taxes through December 31, 2020. The Company received a cash benefit of approximately $7.1 million related to the deferral of employer payroll taxes for 2020 under the CARES Act, for the period April 2, 2020 through June 30, 2020. Effective July 1, 2020, the Company began paying its deferred portion of employer Social Security payroll taxes and expects to repay the $7.1 million in 2021.

Medicare sequester

The CARES Act and related legislation also include other provisions offering financial relief, for example temporarily lifting the Medicare sequester, which would have otherwise reduced payments to Medicare providers by 2% as required by the Budget Control Act of 2011, from May 1, 2020, through December 31, 2021 (but also extending sequestration through 2030). This Medicare sequester relief resulted in an increase of $0.1 million to home health net service revenues and $0.7 million to hospice net service revenues for the year ended March 31, 2021. However, the ARPA increases the federal budget deficit in a manner that triggers an additional statutorily mandated sequestration under the PAYGO Act. As a result, absent congressional action, Medicare spending will be reduced by up to 4 percentage points in fiscal year 2022, in addition to the existing sequestration requirements of the Budget Control Act of 2011. We cannot currently determine the extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted by mandated sequestration triggers under the PAYGO Act.

Amended and Restated Senior Secured Credit Facility

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

At March 31, 2021, we were in compliance with our financial covenants under the Credit Agreement.

Cash Flows

The following table summarizes changes in our cash flows for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021	2020
	(Amounts in Thousands)
Net cash (used in) provided by operating activities	$(18,366)	$20,442
Net cash used in investing activities	(1,021)	(2,834)
Net cash (used in) provided by financing activities	(144)	1,141

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Net cash used in operating activities was $18.4 million for the three months ended March 31, 2021, compared to net cash provided by operating activities of $20.4 million for the same period in 2020. The decrease in cash provided by operations was due to payroll timing and the repayment of $10.8 million of government stimulus funds for the three months ended March 31, 2021. Additionally, for the three months ended March 31, 2021, accounts receivable related to Illinois Department of Aging increased $11.9 million due to an increase in days sales outstanding (“DSO”), as discussed below.

Net cash used in investing activities was $1.0 million for the three months ended March 31, 2021 compared to $2.8 million for the three months ended March 31, 2020, which consisted of property and equipment purchases primarily related to our ongoing investments in our technology infrastructure.

Net cash provided by financing activities related to cash received from the exercise of stock options of $0.1 million and $1.1 million for the three months ended March 31, 2021 and 2020, respectively.

Outstanding Accounts Receivable

Gross accounts receivable as of March 31, 2021 and December 31, 2020 were approximately $139.5 million and $133.4 million, respectively. Outstanding accounts receivable, net of allowance, increased by $6.2 million as of March 31, 2021 as compared to December 31, 2020. Accounts receivable for the Illinois Department on Aging increased approximately $11.9 million during the quarter ended March 31, 2021. Our collection procedures include review of account aging and direct contact with our payors. We have historically not used collection agencies. An uncollectible amount is written off to the allowance account after reasonable collection efforts have been exhausted.

We calculate our DSO by taking the trade accounts receivable outstanding, net of allowance for doubtful accounts, divided by the net service revenues for the last quarter, multiplied by the number of days in that quarter. Our DSOs were 61 days at each of March 31, 2021 and December 31, 2020. The DSOs for our largest payor, the Illinois Department on Aging, at March 31, 2021 and December 31, 2020 were 72 days and 46 days, respectively. We may not receive payments on a consistent basis in the near term and our DSOs and the DSO for the Illinois Department on Aging may increase despite the state of Illinois’s enactment of state budgets for fiscal years 2020 and 2021.

The economic slowdown caused by the COVID-19 pandemic continues to pose a risk to states’ budgets for the 2021 fiscal year, which began July 1 in most states. Depending on the severity and length of a downturn, sales tax collections and income tax withholdings could continue to be depressed in fiscal 2022 and, potentially, future fiscal years. States continue to face fiscal challenges and may have no choice but to revise their revenue forecasts and adjust their budgets for fiscal 2022 and, potentially, future fiscal years, accordingly. New York, which started its fiscal year April 1, 2021, recently estimated that the state would collect at least $5 billion more than originally forecasted, due to better than expected receipts through January 2021. The New York state comptroller initially decreased its estimate for 2021 fiscal year collections by $10 billion. Although receipts are higher than this estimate, revenues are still significantly below pre-COVID estimates. The current New York fiscal plan authorizes the state of New York to issue up to $11 billion in short-term bonds to ameliorate reduced revenues during the fiscal year. Also in response to reduced revenues, the state implemented a 1% reduction to all Medicaid providers effective January 1, 2020. Effective April 1, 2021, the recently passed budget included an additional 0.5% reduction to the Medicaid rate.

The ARPA provided $350 billion dollars in emergency funding for state, local, territorial, and Tribal governments to remedy the mismatch between increasing costs and decreasing revenues. We cannot determine if Congress will provide additional relief with additional stimulus and relief legislation, including extension of unemployment benefits and relief for states. Additionally, we cannot determine the impact that COVID-19 may have on states’ budgets for 2022 or beyond. However, such impacts could have a material adverse effect on our financial condition, results of operations and cash flows.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates previously disclosed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” set forth in Part II, Item 7 of our Annual Report on Form 10-K for the period ended December 31, 2020, filed on March 1, 2021.

Recently Issued Accounting Pronouncements

Refer to Note 2 to the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. As of March 31, 2021, we had outstanding borrowings of approximately $196.3 million on our credit facility, all of such borrowings were subject to variable interest rates. If the variable rates on this debt were 100 basis points higher than the rate applicable to the borrowing during the three months period ended March 31, 2021, our net income would have decreased by $0.4 million, or $0.02 per diluted share. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Legal Proceedings

From time to time, we are subject to legal and/or administrative proceedings incidental to our business. It is the opinion of management that the outcome of pending legal and/or administrative proceedings will not have a material effect on our financial position and results of operations.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors discussed under the caption “Risk Factors” set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 1, 2021. There have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in our Annual Report on Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

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

ADDUS HOMECARE CORPORATION

Date: May 7, 2021	By:	/s/ R. DIRK ALLISON

R. Dirk Allison Chairman and Chief Executive Officer (As Principal Executive Officer)

Date: May 7, 2021	By:	/s/ BRIAN POFF

Brian Poff Chief Financial Officer (As Principal Financial Officer)