Form 10-Q
period 2021-06-30
Addus HomeCare Corp
filed 2021-08-04
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 30, 2021, Addus HomeCare Corporation had 15,916,799 shares of Common Stock outstanding.

ADDUS HOMECARE CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2021 and December 31, 2020

(Amounts and Shares in Thousands, Except Per Share Data)

(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets
Cash	$139,400	$145,078
Accounts receivable, net	138,270	132,650
Prepaid expenses and other current assets	12,740	9,969
Total current assets	290,410	287,697
Property and equipment, net of accumulated depreciation and amortization	18,708	19,749
Other assets
Goodwill	469,476	469,072
Intangibles, net of accumulated amortization	67,247	71,549
Deferred tax assets, net	6,128	6,524
Operating lease assets, net	37,191	37,991
Total other assets	580,042	585,136
Total assets	$889,160	$892,582
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$23,942	$23,705
Accrued payroll	33,836	35,815
Accrued expenses	35,717	37,564
Government stimulus advances	8,094	32,087
Accrued workers' compensation insurance	14,382	13,759
Current portion of long-term debt	973	971
Total current liabilities	116,944	143,901
Long-term liabilities
Long-term debt, less current portion, net of debt issuance costs	193,714	193,901
Long-term operating lease liabilities	34,339	35,516
Other long-term liabilities	108	588
Total long-term liabilities	228,161	230,005
Total liabilities	$345,105	$373,906
Stockholders' equity
Common stock—$.001 par value; 40,000 authorized and 15,917 and 15,826 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	$16	$16
Additional paid-in capital	374,383	369,495
Retained earnings	169,656	149,165
Total stockholders' equity	544,055	518,676
Total liabilities and stockholders' equity	$889,160	$892,582

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months Ended June 30, 2021 and 2020

(Amounts and Shares in Thousands, Except Per Share Data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net service revenues	$217,893	$184,576	$423,195	$374,792
Cost of service revenues	149,083	129,579	293,188	263,960
Gross profit	68,810	54,997	130,007	110,832
General and administrative expenses	48,175	42,450	93,601	84,737
Depreciation and amortization	3,587	2,940	7,188	5,827
Total operating expenses	51,762	45,390	100,789	90,564
Operating income	17,048	9,607	29,218	20,268
Interest income	(31)	(155)	(53)	(489)
Interest expense	1,262	721	2,478	1,629
Total interest expense, net	1,231	566	2,425	1,140
Income before income taxes	15,817	9,041	26,793	19,128
Income tax expense	4,220	2,134	6,302	3,563
Net income	$11,597	$6,907	$20,491	$15,565
Net income per common share
Basic income per share	$0.74	$0.44	$1.30	$1.00
Diluted income per share	$0.72	$0.43	$1.28	$0.98
Weighted average number of common shares and potential common shares outstanding:
Basic	15,738	15,582	15,716	15,551
Diluted	16,043	15,916	16,063	15,917

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2021 and 2020

(Amounts and Shares in Thousands)

(Unaudited)

	For the Three Months Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at April 1, 2021	15,903	$16	$371,835	$158,059	$529,910
Issuance of shares of common stock under restricted stock award agreements	13	—	—	—	—
Stock-based compensation	—	—	2,525	—	2,525
Shares issued for exercise of stock options	1	—	23	—	23
Net income	—	—	—	11,597	11,597
Balance at June 30, 2021	15,917	$16	$374,383	$169,656	$544,055

	For the Six Months Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2021	15,826	$16	$369,495	$149,165	$518,676
Issuance of shares of common stock under restricted stock award agreements	88	—	—	—	—
Stock-based compensation	—	—	4,764	—	4,764
Shares issued for exercise of stock options	3	—	124	—	124
Net income	—	—	—	20,491	20,491
Balance at June 30, 2021	15,917	$16	$374,383	$169,656	$544,055

	For the Three Months Ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at April 1, 2020	15,660	$16	$362,102	$124,690	$486,808
Forfeiture of shares of common stock under restricted stock award agreements	(1)	—	—	—	—
Stock-based compensation	—	—	1,118	—	1,118
Shares issued for exercise of stock options	6	—	28	—	28
Net income	—	—	—	6,907	6,907
Balance at June 30, 2020	15,665	$16	$363,248	$131,597	$494,861

	For the Six Months Ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2020	15,617	$15	$359,545	$116,032	$475,592
Forfeiture of shares of common stock under restricted stock award agreements	(6)	—	—	—	—
Stock-based compensation	—	—	2,525	—	2,525
Shares issued for exercise of stock options	54	1	1,178	—	1,179
Net income	—	—	—	15,565	15,565
Balance at June 30, 2020	15,665	$16	$363,248	$131,597	$494,861

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2021 and 2020

(Amounts in Thousands)

(Unaudited)

	For the Six Months
	Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$20,491	$15,565
Adjustments to reconcile net income to net cash (used in) provided by operating activities, net of acquisitions:
Depreciation and amortization	7,188	5,827
Deferred income taxes	396	100
Stock-based compensation	4,764	2,525
Amortization of debt issuance costs under the credit facility	368	370
Provision for doubtful accounts	529	436
Loss (gain) of disposal of assets	—	352
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(6,232)	23,342
Prepaid expenses and other current assets	(3,004)	(3,608)
Government stimulus advances	(23,993)	—
Accounts payable	111	(2,700)
Accrued payroll	(1,900)	(1,800)
Accrued expenses and other long-term liabilities	(2,039)	10,478
Net cash (used in) provided by operating activities	(3,321)	50,887
Cash flows from investing activities:
Purchases of property and equipment	(1,847)	(4,842)
Acquisitions of businesses, net of cash acquired	(81)	(295)
Proceeds from disposal of assets	—	172
Net cash used in investing activities	(1,928)	(4,965)
Cash flows from financing activities:
Payments on term loan — credit facility	(490)	(245)
Cash received from exercise of stock options	124	1,179
Other	(63)	(21)
Net cash (used in) provided by financing activities	(429)	913
Net change in cash	(5,678)	46,835
Cash, at beginning of period	145,078	111,714
Cash, at end of period	$139,400	$158,549
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,136	$992
Cash paid for income taxes	10,950	6,414

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

As of June 30, 2021 and 2020, dilutive stock options outstanding were approximately 526,000 and 579,000, respectively, and dilutive restricted stock awards outstanding were approximately 172,000 and 72,000, respectively.

Included in the Company’s calculation of diluted earnings per share for the three and six months ended June 30, 2021, dilutive stock options outstanding were approximately 286,000 and 298,000, respectively. In addition, dilutive restricted stock awards outstanding were approximately 20,000 and 49,000 for the three and six months ended June 30, 2021, respectively.

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

3. Leases

Amounts reported in the Company’s Unaudited Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020 for our operating leases were as follows:

	June 30, 2021	December 31, 2020
	(Amounts in Thousands)
Operating lease assets, net	$37,191	$37,991

Short-term operating lease liabilities (in accrued expenses)	9,621	9,283
Long-term operating lease liabilities	34,339	35,516
Total operating lease liabilities	$43,960	$44,799

Lease Costs

Components of lease costs were reported in general and administrative expenses in the Company’s Unaudited Condensed Consolidated Statements of Income as follows:

	For the Three Months Ended June 30, (Amounts in Thousands)		For the Six Months Ended June 30, (Amounts in Thousands)
	2021	2020	2021	2020
Operating lease costs	$2,775	$2,120	$5,552	$4,238
Short-term lease costs	194	161	375	428
Less: sublease income	(152)	(74)	(303)	(149)
Total lease costs, net	$2,817	$2,207	$5,624	$4,517

Lease Term and Discount Rate

Weighted average remaining lease terms and discount rates were as follows:

	June 30, 2021	December 31, 2020
Operating leases:
Weighted average remaining lease term	6.72	6.97
Weighted average discount rate	4.03%	4.18%

Maturity of Lease Liabilities

A summary of our remaining operating lease payments as of June 30, 2021 were as follows:

Operating Leases
(Amounts in Thousands)
Due in the 12-month period ended June 30,
2022	$10,967
2023	9,012
2024	7,109
2025	4,960
2026	3,289
Thereafter	15,095
Total future minimum rental commitments	50,432
Less: Imputed interest	(6,472)
Total lease liabilities	$43,960

Supplemental cash flows information

	For the Six Months Ended June 30, (Amounts in Thousands)
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,313	$4,321

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	3,919	2,441

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

Queen City Hospice

On December 4, 2020, we completed the acquisition of Queen City Hospice, LLC and its affiliate Miracle City Hospice, LLC (together “Queen City Hospice”). The purchase price was approximately $194.8 million, including the amount of acquired excess cash held by Queen City Hospice at the closing of the acquisition (approximately $15.4 million). The purchase of Queen City Hospice was funded with the Company’s revolving credit facility and available cash. With the purchase of Queen City Hospice, the Company expanded its hospice services in the state of Ohio. The related integration costs were $0.8 million and $1.7 million for the three and six months ended June 30, 2021, respectively. These costs were included in general and administrative expenses on the Unaudited Condensed Consolidated Statements of Income and were expensed as incurred.

Based upon management’s valuations, which are preliminary and subject to completion of working capital adjustments, the fair values of the assets and liabilities acquired are as follows:

Total (Amounts in Thousands)
Goodwill	$169,356
Identifiable intangible assets	20,015
Cash	15,444
Property and equipment	759
Accounts receivable	5,835
Operating lease assets, net	3,028
Other assets	94
Accounts payable	(2,257)
Accrued expenses	(503)
Accrued payroll	(1,555)
Long-term operating lease liabilities	(2,765)
Government stimulus advances	(12,694)
Total purchase price	$194,757

Identifiable intangible assets acquired included $11.0 million in trade names and $1.5 million of non-competition agreements with estimated useful lives of fifteen years and five years, respectively, and $7.5 million of indefinite lived state licenses. The preliminary estimated fair value of identifiable intangible assets was determined with the assistance of a valuation specialist, using Level 3 inputs as defined under ASC Topic 820. The fair value analysis and related valuations reflect the conclusions of management. All estimates, key assumptions, and forecasts were either provided by or reviewed by the Company. The goodwill and intangible assets acquired are deductible for tax purposes.

County Homemakers

On November 1, 2020, we completed the acquisition of County Homemakers. The purchase price was approximately $15.8 million, including the amount of acquired excess cash held by County Homemakers at the closing of the acquisition (approximately $1.1 million). The purchase of County Homemakers was funded with the Company’s available cash. With the purchase of County Homemakers, the Company expanded its personal care services in the state of Pennsylvania. The related integration costs were $0.2 million for the six months ended June 30, 2021. These costs were included in general and administrative expenses on the Unaudited Condensed Consolidated Statements of Income and were expensed as incurred.

Based upon management’s valuations, which are preliminary and subject to completion of working capital adjustments, the fair values of the assets and liabilities acquired are as follows:

Total (Amounts in Thousands)
Goodwill	$13,457
Identifiable intangible assets	474
Cash	1,104
Property and equipment	52
Accounts receivable	1,396
Operating lease assets, net	485
Other assets	40
Accounts payable	(122)
Accrued expenses	(37)
Accrued payroll	(543)
Long-term operating lease liabilities	(485)
Total purchase price	$15,821

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

A Plus Health Care

On July 1, 2020, we completed the acquisition of A Plus Health Care, Inc. (“A Plus”). The purchase price was approximately $14.5 million, including the amount of acquired excess cash held by A Plus at the closing of the acquisition (approximately $2.8 million). The purchase of A Plus was funded with the Company’s available cash. With the purchase of A Plus, the Company expanded its personal care services in the state of

Montana. The related integration costs were $0.1 million for the six months ended June 30, 2021. These costs were included in general and administrative expenses on the Unaudited Condensed Consolidated Statements of Income and were expensed as incurred.

Based upon management’s final valuations, the fair values of the assets and liabilities acquired are as follows:

Total (Amounts in Thousands)
Goodwill	$9,732
Identifiable intangible assets	1,523
Cash	2,819
Accounts receivable	1,009
Operating lease assets, net	180
Other assets	26
Accounts payable	(34)
Accrued expenses	(353)
Accrued payroll	(275)
Long-term operating lease liabilities	(100)
Total purchase price	$14,527

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

The following table contains unaudited pro forma condensed consolidated income statement information of the Company for the three and six months ended June 30, 2020 as if each of the acquisitions of Queen City Hospice, County Homemakers and A Plus closed on January 1, 2020.

	For the Three Months Ended June 30, 2020 (Amounts in Thousands)	For the Six Months Ended June 30, 2020 (Amounts in Thousands)
Net service revenues	$203,465	$412,434
Operating income	11,344	23,941
Net income	8,354	18,661
Net income per common share
Basic income per share	$0.54	$1.20
Diluted income per share	$0.52	$1.17

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

5. Goodwill and Intangible Assets

The goodwill for the Company was $469.5 million and $469.1 million as of June 30, 2021 and December 31, 2020, respectively.

A summary of the goodwill activity for the six months ended June 30, 2021 is provided below:

	Goodwill
	Hospice	Personal Care	Home Health	Total
	(Amounts in Thousands)
Goodwill as of December 31, 2020	$314,833	$152,448	$1,791	$469,072
Additions for acquisitions	—	115	—	115
Adjustments to previously recorded goodwill	149	140	—	289
Goodwill as of June 30, 2021	$314,982	$152,703	$1,791	$469,476

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

The carrying amount and accumulated amortization of each identifiable intangible asset category consisted of the following as of June 30, 2021:

	Customer and referral relationships	Trade names and trademarks	Non- competition agreements	State Licenses	Total
	(Amounts in Thousands)
Intangible assets with indefinite lives	$—	$—	$—	$20,791	$20,791
Intangible assets subject to amortization:
Gross carrying amount	44,672	42,926	6,225	12,507	106,330
Accumulated amortization	(35,391)	(17,106)	(3,336)	(4,041)	(59,874)
Intangible assets subject to amortization, net	9,281	25,820	2,889	8,466	46,456
Total intangible assets at June 30, 2021	$9,281	$25,820	$2,889	$29,257	$67,247

Amortization expense related to the identifiable intangible assets amounted to $2.1 million and $4.3 million for the three and six months ended June 30, 2021, respectively, and $1.8 million and $3.5 million for the three and six months ended June 30, 2020, respectively. The weighted average remaining useful lives of identifiable intangible assets as of June 30, 2021 is 9.5 years.

6. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consisted of the following:

	June 30, 2021	December 31, 2020
	(Amounts in Thousands)
Prepaid workers’ compensation and liability insurance	$2,782	$2,838
Workers' compensation insurance receivable	1,860	1,860
Health insurance receivable	1,108	528
Other	6,990	4,743
Total prepaid expenses and other current assets	$12,740	$9,969

Accrued expenses consisted of the following:

	June 30, 2021	December 31, 2020
	(Amounts in Thousands)
Current portion of operating lease liabilities	$9,621	$9,283
Payor advances (1)	6,375	4,206
Accrued health insurance	5,010	5,607
Accrued professional fees	3,729	4,220
Accrued payroll taxes	1,812	4,543
Other	9,170	9,705
Total accrued expenses	$35,717	$37,564

(1)

Represents the deferred portion of payments received from payors for COVID-19 reimbursements which will be recognized as we incur specific COVID-19 related expenses (including expenses related to securing and maintaining adequate personnel) or will be returned to the extent such related expenses are not incurred.

Government stimulus advances consisted of the following:

	June 30, 2021	December 31, 2020
	(Amounts in Thousands)
Payroll tax deferral	$7,141	$7,141
Provider Relief Fund	953	12,252
CMS advanced payment program — Queen City Hospice	—	10,801
Provider Relief Fund — Queen City Hospice	—	1,893
Total government stimulus advances	$8,094	$32,087

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

Provider Relief Fund

In total, the CARES Act and other relief legislation include over $178 billion in funding to be distributed through the Provider Relief Fund to eligible providers, including public entities and Medicare- and/or Medicaid-enrolled providers. In November 2020, the Company received grants in an aggregate principal amount of $13.7 million from the Provider Relief Fund, for which we had previously applied. The Company utilized $10.4 million and $11.3 million of these funds for the three and six months ended June 30, 2021, respectively, for healthcare related expenses, including retention payments, attributable to COVID-19 that were unreimbursed by other sources. In accordance with the current guidance issued by HHS, the Company expects to utilize additional funds through December 31, 2021, at which point we anticipate any unused funds will be returned. We are required to properly and fully document the use of such funds in reports to HHS, which must be submitted no later than March 31, 2022. The Company’s ability to utilize and retain some or all of such funds will depend on the magnitude, timing and nature of the impact of the COVID-19 pandemic, as well as the terms and conditions of the funds received. Queen City Hospice administered retention payments totaling $1.9 million to caregivers for the three and six months ended June 30, 2021, which we believe to be necessary to secure and maintain adequate personnel. Commercial organizations that receive and expend annual total awards of $750,000 or more in federal funding, including payments received through the Provider Relief Fund, are subject to federal audit requirements.

Medicare Accelerated and Advance Payment Program – Queen City Hospice

The CARES Act expanded the Medicare Accelerated and Advance Payment Program to increase cash flow to providers impacted by the COVID-19 pandemic. Hospice and home health providers were able to request an advance or accelerated payment of up to 100% of the Medicare payment amount for a three-month period (not including Medicare Advantage payments). The Medicare Accelerated and Advance Payment Program payments are a loan that providers must repay. In April 2020, Queen City Hospice received an amount equal to $10.8 million pursuant to the Medicare Accelerated and Advance Payment Program. Queen City Hospice did not repay the funds prior to the completion of our acquisition of Queen City Hospice. However, Queen City Hospice repaid such funds following its acquisition in March 2021, prior to any CMS recoupment and before any interest accrual.

Payroll tax deferral

The CARES Act also provides for certain federal income and other tax changes, including allowing for the deferral of the employer portion of Social Security payroll taxes through December 31, 2020. The Company received a cash benefit of approximately $7.1 million related to the deferral of employer payroll taxes for 2020 under the CARES Act, for the period April 2, 2020 through June 30, 2020. Effective July 1, 2020, the Company began paying its deferred portion of employer Social Security payroll taxes and expects to repay the $7.1 million in the fourth quarter of 2021.

7. Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2021	December 31, 2020
	(Amounts in Thousands)
Revolving loan under the credit facility	$178,458	$178,458
Term loan under the credit facility	17,640	18,130
Less unamortized issuance costs	(1,411)	(1,716)
Total	$194,687	$194,872
Less current maturities	(973)	(971)
Long-term debt	$193,714	$193,901

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

The Credit Agreement contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The Credit Agreement also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum Interest Coverage Ratio (as defined in the Credit Agreement), a requirement to stay below a maximum Total Net Leverage Ratio (as defined in the Credit Agreement) and a requirement to stay below a maximum permitted amount of capital expenditures. The Credit Agreement also contains restrictions on guarantees, indebtedness, liens, investments and loans, subject to customary carve outs, a restriction on dividends (provided that Addus HealthCare may make distributions to the Company in an amount that does not exceed $7.5 million in any year absent of an event of default, plus limited exceptions for tax and administrative distributions), a restriction on the ability to consummate acquisitions (without the consent of the lenders) under its credit facility subject to compliance with the Total Net Leverage Ratio (as defined in the Credit Agreement thresholds), restrictions on mergers, dispositions of assets, and affiliate transactions, and restrictions on fundamental changes and lines of business. As of June 30, 2021, the Company was in compliance with all financial covenants under the Credit Agreement.

On September 12, 2019, the Company entered into a First Amendment (the “Amendment”) to its Credit Agreement. The Amendment increased the Company’s credit facility by $50.0 million in incremental revolving loans, for an aggregate $300.0 million in revolving loans. The Amendment provides that future incremental loans may be for term loans or an increase to the revolving loan commitments. The Amendment further provides that the proceeds of such $50.0 million incremental revolving loans may be used for, among other things, general corporate purposes.

On July 30, 2021, the Company entered into a Second Amendment (the “Second Amendment”) to its Credit Agreement, see Note 12 for additional information.

During the six months ended June 30, 2021 and 2020, the Company had no draws under its credit facility.

As of June 30, 2021, the Company had a total of $178.5 million of revolving loans, with an interest rate of 2.08%, and $17.6 million of term loans, with an interest rate of 2.09%, outstanding on its credit facility. After giving effect to the amount drawn on its credit facility, approximately $8.7 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA (as defined in the Credit Agreement), the Company had $112.8 million available for borrowing under its credit facility. As of December 31, 2020, the Company had a total of $178.5 million of revolving loans, with an interest rate of 1.90%, and $18.1 million of term loans, with an interest rate of 1.90%, outstanding on its credit facility.

8. Income Taxes

The effective income tax rates were 26.7% and 23.6% for the three months ended June 30, 2021 and 2020, respectively. The difference between our federal statutory and effective income tax rates is principally due to the inclusion of state taxes and non-deductible compensation partially offset by the use of federal employment tax credits.

The effective income tax rates were 23.5% and 18.6% for the six months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021, the difference between our federal statutory and effective income tax rates was principally due to the inclusion of state taxes and non-deductible compensation partially offset by the use of federal employment tax credits and excess tax benefit. For the six months ended June 30, 2020, the difference between our federal statutory and effective income tax rates was principally due to the inclusion of an excess tax benefit and the use of federal employment tax credits partially offset by state taxes and non-deductible compensation. For the six months ended June 30, 2021 and 2020, the effective tax rates were inclusive of an excess tax benefit of 3.0% and 7.5%, respectively. The excess tax benefit is a discrete item, related to the vesting of equity shares, which requires the Company to recognize the benefit fully in the period. An excess tax benefit results if the Company’s income tax deduction exceeds the cumulative costs of the award recognized on the Unaudited Condensed Consolidated Statements of Income.

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

In addition to the Provider Relief Fund, the CARES Act and related laws include temporary changes to Medicare and Medicaid payment rules and relief from certain accounting provisions. For example, the laws temporarily lift the Medicare sequester, which would have otherwise reduced payments to Medicare providers by 2% as required by the Budget Control Act of 2011, from May 1, 2020, through December 31, 2021 (but also extend sequestration through 2030). This Medicare sequester relief resulted in an increase of $0.1 million and $0.2 million to home health net service revenues, and $0.7 million and $1.4 million, to hospice net service revenues for the three and six months ended June 30, 2021, respectively. For the three months ended June 30, 2020, the Medicare sequester relief resulted in an increase of $0.3 million and $0.1 million, respectively, to hospice and home health net service revenues. However, the ARPA increases the federal budget deficit in a manner that triggers an additional statutorily mandated sequestration under the Pay-As-You-Go Act of 2010 (“PAYGO Act”). As a result, absent congressional action, Medicare spending will be reduced by up to 4% in fiscal year 2022, in addition to the existing sequestration requirements of the Budget Control Act of 2011. We cannot currently determine if, or to what extent, our business, results of operations, financial condition or liquidity will ultimately be impacted by mandated sequestration triggers under the PAYGO Act, or if the mandated sequestration will occur.

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

On June 2, 2021, the Company received a $6.5 million Request for Repayment from Palmetto, GBA, LLC (“Palmetto”), a Medicare administrative contractor, regarding Ambercare Hospice Inc. (“Ambercare”), our subsidiary that provides hospice services in New Mexico. The Centers for Medicare and Medicaid Services Office of Inspector General’s Office of Audit Services (“OAS”) had in 2018 initiated a clinical review of certain hospice claims billed during a timeframe from January 1, 2016 to December 31, 2017. The OAS review concluded that certain payments to Ambercare for hospice services during the review period were made in error. The Company acquired Ambercare in May 2018 and has a contractual right to full indemnification from any potential losses from the OAS review through the terms of the Ambercare purchase agreement. The Company disputes the results of the OAS review and related asserted billing errors and is in the process of filing administrative appeals. At this stage, the Company cannot predict the ultimate outcome of the appeal process.

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

The tables below set forth information about the Company’s reportable segments for the three and six months ended June 30, 2021 and 2020, along with the items necessary to reconcile the segment information to the totals reported in the accompanying Unaudited Condensed Consolidated Financial Statements. Segment assets are not reviewed by the Company’s chief operating decision maker function and therefore are not disclosed below.

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

	For the Three Months Ended June 30, 2021
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$176,267	$36,909	$4,717	$217,893
Cost of services revenues	127,258	18,912	2,913	149,083
Gross profit	49,009	17,997	1,804	68,810
General and administrative expenses	16,358	8,673	968	25,999
Segment operating income	$32,651	$9,324	$836	$42,811

	For the Three Months Ended June 30, 2020
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$156,268	$24,525	$3,783	$184,576
Cost of services revenues	115,822	10,924	2,833	129,579
Gross profit	40,446	13,601	950	54,997
General and administrative expenses	14,603	6,297	883	21,783
Segment operating income	$25,843	$7,304	$67	$33,214

	For the Three Months Ended June 30,
	2021	2020
	(Amounts in Thousands)
Segment reconciliation:
Total segment operating income	$42,811	$33,214

Items not allocated at segment level:
Other general and administrative expenses	22,176	20,667
Depreciation and amortization	3,587	2,940
Interest income	(31)	(155)
Interest expense	1,262	721
Income before income taxes	$15,817	$9,041

	For the Six Months Ended June 30, 2021
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$341,135	$73,003	$9,057	$423,195
Cost of services revenues	250,097	37,508	5,583	293,188
Gross profit	91,038	35,495	3,474	130,007
General and administrative expenses	31,641	17,136	1,933	50,710
Segment operating income	$59,397	$18,359	$1,541	$79,297

	For the Six Months Ended June 30, 2020
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$316,933	$49,737	$8,122	$374,792
Cost of services revenues	234,850	23,242	5,868	263,960
Gross profit	82,083	26,495	2,254	110,832
General and administrative expenses	30,205	12,754	1,905	44,864
Segment operating income	$51,878	$13,741	$349	$65,968

	For the Six Months Ended June 30,
	2021	2020
	(Amounts in Thousands)
Segment reconciliation:
Total segment operating income	$79,297	$65,968

Items not allocated at segment level:
Other general and administrative expenses	42,891	39,873
Depreciation and amortization	7,188	5,827
Interest income	(53)	(489)
Interest expense	2,478	1,629
Income before income taxes	$26,793	$19,128

11. Significant Payors

For the three and six months ended June 30, 2021 and 2020, the Company’s revenue by payor type was as follows:

	Personal Care
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021		2020		2021		2020
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
State, local and other governmental programs	$88,382	50.2%	$78,054	50.0%	$169,231	49.6%	$157,398	49.7%
Managed care organizations	78,865	44.7	69,282	44.3	154,321	45.2	141,393	44.6
Private pay	5,046	2.9	4,986	3.2	9,949	2.9	10,257	3.2
Commercial insurance	2,676	1.5	2,394	1.5	5,022	1.5	4,970	1.6
Other	1,298	0.7	1,552	1.0	2,612	0.8	2,915	0.9
Total personal care segment net service revenues	$176,267	100.0%	$156,268	100.0%	$341,135	100.0%	$316,933	100.0%

	Hospice
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021		2020		2021		2020
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$34,452	93.3%	$22,753	92.8%	$68,437	93.8%	$45,971	92.4%
Managed care organizations	1,395	3.8	1,198	4.9	2,882	3.9	2,578	5.2
Other	1,062	2.9	574	2.3	1,684	2.3	1,188	2.4
Total hospice segment net service revenues	$36,909	100.0%	$24,525	100.0%	$73,003	100.0%	$49,737	100.0%

	Home Health
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021		2020		2021		2020
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$3,825	81.1%	$3,010	79.6%	$7,327	80.9%	$6,480	79.8%
Managed care organizations	822	17.4	688	18.2	1,620	17.9	1,495	18.4
Other	70	1.5	85	2.2	110	1.2	147	1.8
Total home health segment net service revenues	$4,717	100.0%	$3,783	100.0%	$9,057	100.0%	$8,122	100.0%

The Company derives a significant amount of its revenue from its operations in Illinois, New York and New Mexico. The percentages of segment revenue for each of these significant states for the three and six months ended June 30, 2021 and 2020 were as follows:

	Personal Care
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021		2020		2021		2020
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Illinois	$84,788	48.0%	$69,052	44.2%	$158,172	46.3%	$140,598	44.4%
New York	25,535	14.5	27,244	17.4	53,110	15.6	59,082	18.6
New Mexico	25,484	14.5	21,831	14.0	49,077	14.4	42,525	13.4
All other states	40,460	23.0	38,141	24.4	80,776	23.7	74,728	23.6
Total personal care segment net service revenues	$176,267	100.0%	$156,268	100.0%	$341,135	100.0%	$316,933	100.0%

	Hospice
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021		2020		2021		2020
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Ohio	$14,694	39.8%	$—	—%	$28,808	39.4%	$—	—%
New Mexico	8,717	23.6	11,443	46.7	17,948	24.6	22,452	45.1
All other states	13,498	36.6	13,082	53.3	26,247	36.0	27,285	54.9
Total hospice segment net service revenues	$36,909	100.0%	$24,525	100.0%	$73,003	100.0%	$49,737	100.0%

With the acquisition of Queen City Hospice, the Company expanded our hospice services in the state of Ohio.

	Home Health
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021		2020		2021		2020
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
New Mexico	$4,717	100.0%	$3,783	100.0%	$9,057	100.0%	$8,122	100.0%
Total home health segment net service revenues	$4,717	100.0%	$3,783	100.0%	$9,057	100.0%	$8,122	100.0%

A substantial portion of the Company’s revenue and accounts receivable are derived from services performed for federal, state and local governmental agencies. We derive a significant amount of our net service revenues in Illinois, which represented 38.9%, and 37.4% of our net service revenues for the three months ended June 30, 2021, and 2020, respectively, and accounted for 37.4% and 37.5% of our net service revenues for the six months ended June 30, 2021 and 2020, respectively. The Illinois Department on Aging, the largest payor program for the Company’s Illinois personal care operations, accounted for 22.6% and 23.2% of the Company’s net service revenues for the three months ended June 30, 2021 and 2020, respectively, and accounted for 21.5% and 23.2% of the Company’s net service revenues for the six months ended June 30, 2021 and 2020, respectively.

The related receivables due from the Illinois Department on Aging represented 16.7% and 15.9% of the Company’s net accounts receivable at June 30, 2021 and December 31, 2020, respectively.

12. Subsequent Events

On July 30, 2021, the Company entered into the Second Amendment to its Credit Agreement. The Second Amendment, among other things, reallocated and refinanced the Company’s outstanding initial term loans as revolving loans (such that the Company has no outstanding initial term loans and no further initial term loans may be borrowed) and increased the Company’s revolving credit facility to an aggregate amount of $600,000,000. Moreover, the Second Amendment increased the Company’s incremental loan facility to an aggregate amount $125,000,000, which incremental loan facility may be for term loans or an increase to the revolving loan commitments. The maturity of the revolving credit facility was also extended from May 8, 2023 to July 30, 2026.

On August 1, 2021, we completed the acquisition of Armada Skilled Homecare of New Mexico LLC, Armada Hospice of New Mexico LLC and Armada Hospice of Santa Fe LLC (“Armada”) for approximately $29.1 million, with funding provided by the revolving credit facility. With the purchase of Armada, the Company expanded our home health and hospice services in the state of New Mexico. The Company is currently assessing the fair value of identifiable net assets acquired.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements about our business and operations. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words like “believes,” “belief,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “would,” “should” and similar expressions are intended to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the future impact to our business with respect to developments related to the COVID-19 pandemic, including, without limitation, the impact of government regulation and stimulus measures, including the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), Paycheck Protection Program and Health Care Enhancement Act (“PPPHCE Act”), the Consolidated Appropriations Act, 2021 (“CAA”), the COVID-Related Tax Relief Act of 2020, the American Rescue Plan of 2021 (“ARPA”) and other stimulus legislation, along with the related uncertainties regarding the implementation of such stimulus measures and any future stimulus measures related to COVID-19; increased expenses related to personal protective equipment (“PPE”), labor, supply chain, or other expenditures; workforce disruptions and supply shortages and disruptions; changes in operational and reimbursement processes and payment structures at the state or federal levels; changes in Medicaid, Medicare, other government program and managed care organizations policies and payment rates; changes in, or our failure to comply with, existing, federal and state laws or regulations, or our failure to comply with new government laws or regulations on a timely basis; competition in the healthcare industry; the geographical concentration of our operations; changes in the case mix of consumers and payment methodologies; operational changes resulting from the assumption by managed care organizations of responsibility for managing and paying for our services to consumers; the nature and success of future financial and/or delivery system reforms; changes in estimates and judgments associated with critical accounting policies; our ability to maintain or establish new referral sources; our ability to renew significant agreements or groups of agreements; our ability to attract and retain qualified personnel; federal, city and state minimum wage pressure, including any failure of Illinois or any other governmental entity to enact a minimum wage offset and/or the timing of any such enactment; changes in payments and covered services due to the overall economic conditions, including economic and business conditions resulting from the COVID-19 pandemic, and deficit spending by federal and state governments; cost containment initiatives undertaken by state and other third-party payors; our ability to access financing through the capital and credit markets; our ability to meet debt service requirements and comply with covenants in debt agreements; business disruptions due to natural disasters, acts of terrorism, pandemics, riots, civil insurrection or social unrest, looting, protests, strikes or street demonstrations; our ability to integrate and manage our information systems; our ability to prevent cyber-attacks or security breaches to protect our computer systems and confidential consumer data; our expectations regarding the size and growth of the market for our services; the acceptance of privatized social services; our expectations regarding changes in reimbursement rates; eligibility standards and limits on services imposed by state governmental agencies; the potential for litigation; discretionary determinations by government officials; our ability to successfully implement our business model to grow our business; our ability to continue identifying, pursuing, consummating and integrating acquisition opportunities and expand into new geographic markets; the impact of acquisitions and dispositions on our business, including the potential inability to realize the benefits of the acquisition of Queen City Hospice, LLC and its affiliate Miracle City Hospice, LLC (together “Queen City Hospice”); the potential impact of the discontinuation or modification of LIBOR; the effectiveness, quality and cost of our services; our ability to successfully execute our growth strategy; changes in tax rates; the impact of public health emergencies; the impact of inclement weather or natural disasters; and various other matters, many of which are beyond our control. In addition, these forward-looking statements are subject to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2020, filed with the SEC on March 1, 2021. You should carefully review all of these factors. Moreover, our business may be materially adversely affected by factors that are not currently known to us, by factors that we currently consider immaterial or by factors that are not specific to us, such as general economic conditions. These forward-looking statements were based on information, plans and estimates at the date of this report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes, except as may be required by law.

Overview

We are a home care services provider operating in three segments: personal care, hospice and home health. Our services are principally provided in-home under agreements with federal, state and local government agencies, managed care organizations, commercial insurers and private individuals. Our consumers are predominantly “dual eligible,” meaning they are eligible to receive both Medicare and Medicaid benefits. Managed care revenues accounted for 37.2% and 38.6% of our net service revenues during the three months ended June 30, 2021 and 2020, respectively, and 37.5% and 38.8% of our net service revenues during the six months ended June 30, 2021 and 2020, respectively.

A summary of our financial results for the three and six months ended June 30, 2021 and 2020 is provided in the table below.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(Amounts in Thousands)		(Amounts in Thousands)
Net service revenues	$217,893	$184,576	$423,195	$374,792
Net income	$11,597	$6,907	$20,491	$15,565

As of June 30, 2021, we provided our services in 22 states through 207 offices. For the six months ended June 30, 2021 and 2020, we served approximately 56,000 and 55,000 discrete individuals, respectively. Our personal care segment also includes staffing services, with clients including assisted living facilities, nursing homes and hospice facilities.

COVID-19 Pandemic Update

COVID-19, the disease caused by a novel coronavirus, continues to be widespread throughout the United States and other parts of the world. Governments and public health officials continue to recommend and mandate certain precautions to mitigate the spread of the virus. The number of cases of COVID-19 has decreased in the United States in recent months as vaccines have become more widely available, and a significant number of restrictions related to the COVID-19 pandemic in the United States have been eliminated or relaxed as the result of such decrease. In connection with the decrease in the number of COVID-19 cases and the change of restrictions in the United States, economic conditions in the United States have significantly improved during 2021. However in July 2021, due in part to the emergence of new variants of the novel coronavirus, as well as low vaccination rates and an increase in the number of COVID-19 cases in certain parts of the United States and other parts of the world, certain governments and public health officials in the United States and globally have begun to recommend the reinstitution of certain mitigation strategies, such as masking. As such, it is difficult to predict the future impact of the pandemic on economic conditions in the United States and our business at this time.

For the three and six months ended June 30, 2021, COVID-19-related expenses in our personal care segment were approximately $11.4 million and 13.3 million, respectively, which were offset by $10.4 million and $11.3 million, respectively, related to the utilization of a portion of the funds received from the Provider Relief Fund in November 2020 and included in cost of service revenues on the Condensed Consolidated Statements of Income. As of June 30, 2021, the Company deferred the recognition of the remaining Provider Relief Fund of approximately $1.0 million, which will be recognized as we incur specific expenses related to the pandemic, or we anticipate will be returned, to the extent COVID-19-related expenses are not incurred, by December 31, 2021. Additionally, we recognized revenue of $3.1 million and $4.8 million attributable to temporary rate increases from certain payors in our personal care segment for the three and six months ended June 30, 2021, respectively.

For the three and six months ended June 30, 2021, COVID-19-related expenses in our hospice segment were approximately $1.9 million, which were offset by $1.9 million, related to the utilization of a portion of the funds received from the Queen City Hospice Provider Relief Fund and included in cost of service revenues on the Condensed Consolidated Statements of Income.

As of June 30, 2021, the Company deferred the recognition of $6.4 million of payments received from payors for COVID-19 reimbursement, included within accrued expenses, which will be recognized as we incur specific expenses related to the pandemic, such as expenses related to acquiring additional PPE, or will be returned to the extent COVID-19-related expenses are not incurred. We are not able to reasonably predict the total costs we will incur related to the COVID-19 pandemic, and such costs could be substantial.

Due to lower COVID-19 infection rates and the widespread availability of vaccinations, various restriction that previously limited non-essential employment opportunities in most states that we operate in have been lifted. Consequently, the competition for new caregivers has increased. The continuation of enhanced unemployment benefits also continues to impact our ability to attract new caregivers. For example, the Continued Assistance for Unemployed Workers Act, signed into law on December 27, 2020, provides up to 50 weeks of unemployment benefits plus an additional $300 per week in supplemental benefits. As these enhanced unemployment benefits begin to phase-out we continue to believe that the near term hiring challenges for new caregivers will alleviate to a certain degree. However, in the event that we return to a period of low unemployment in the United States, it may hinder our ability to attract and retain sufficient caregivers.

Federal agencies continue to issue regulations and guidance related to the COVID-19 pandemic, and the public health situation continues to evolve, and, therefore, we cannot currently predict with certainty the extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted. We will continue to assess the impact and consequences of COVID-19 and government responses to the pandemic, including the enactment and implementation of the CARES Act, the PPPHCE Act, the CAA, the ARPA and other stimulus legislation, on our business, results of operations, financial condition and cash flows. Given the dynamic nature of these circumstances, the related financial effect cannot be reasonably estimated at this time but is not expected to materially adversely impact our business. See Part I, Item 1A—“Risk Factors — The COVID-19 pandemic could negatively affect our operations, business and financial condition, and our liquidity could also be negatively impacted, particularly if the U.S. economy remains unstable for a significant amount of time” of our Annual Report on Form 10-K for the period ended December 31, 2020, filed with the SEC on March 1, 2021.

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

On August 1, 2021, we completed the acquisition of Armada Skilled Homecare of New Mexico LLC, Armada Hospice of New Mexico LLC and Armada Hospice of Santa Fe LLC (“Armada”) for approximately $29.1 million, with funding provided by our revolving credit facility. With the purchase of Armada, we increased our clinical depth and operational strength in New Mexico and enhanced our ability to provide all three levels of home care in the state.

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

For the three and six months ended June 30, 2021 and 2020, our revenue by payor and significant states by segment were as follows:

	Personal Care
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021		2020		2021		2020
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
State, local and other government programs	$88,382	50.2%	$78,054	50.0%	$169,231	49.6%	$157,398	49.7%
Managed care organizations	78,865	44.7	69,282	44.3	154,321	45.2	141,393	44.6
Private pay	5,046	2.9	4,986	3.2	9,949	2.9	10,257	3.2
Commercial insurance	2,676	1.5	2,394	1.5	5,022	1.5	4,970	1.6
Other	1,298	0.7	1,552	1.0	2,612	0.8	2,915	0.9
Total personal care segment net service revenues	$176,267	100.0%	$156,268	100.0%	$341,135	100.0%	$316,933	100.0%
Illinois	$84,788	48.0%	$69,052	44.2%	$158,172	46.3%	$140,598	44.4%
New York	25,535	14.5	27,244	17.4	53,110	15.6	59,082	18.6
New Mexico	25,484	14.5	21,831	14.0	49,077	14.4	42,525	13.4
All other states	40,460	23.0	38,141	24.4	80,776	23.7	74,728	23.6
Total personal care segment net service revenues	$176,267	100.0%	$156,268	100.0%	$341,135	100.0%	$316,933	100.0%

	Hospice
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021		2020		2021		2020
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$34,452	93.3%	$22,753	92.8%	$68,437	93.8%	$45,971	92.4%
Managed care organizations	1,395	3.8	1,198	4.9	2,882	3.9	2,578	5.2
Other	1,062	2.9	574	2.3	1,684	2.3	1,188	2.4
Total hospice segment net service revenues	$36,909	100.0%	$24,525	100.0%	$73,003	100.0%	$49,737	100.0%
Ohio	$14,694	39.8%	$—	—%	$28,808	39.4%	$—	—%
New Mexico	8,717	23.6	11,443	46.7	17,948	24.6	22,452	45.1
All other states	13,498	36.6	13,082	53.3	26,247	36.0	27,285	54.9
Total hospice segment net service revenues	$36,909	100.0%	$24,525	100.0%	$73,003	100.0%	$49,737	100.0%

With the acquisition of Queen City Hospice, the Company expanded our hospice services in the state of Ohio.

	Home Health
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021		2020		2021		2020
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$3,825	81.1%	$3,010	79.6%	$7,327	80.9%	$6,480	79.8%
Managed care organizations	822	17.4	688	18.2	1,620	17.9	1,495	18.4
Other	70	1.5	85	2.2	110	1.2	147	1.8
Total home health segment net service revenues	$4,717	100.0%	$3,783	100.0%	$9,057	100.0%	$8,122	100.0%
New Mexico	$4,717	100.0%	$3,783	100.0%	$9,057	100.0%	$8,122	100.0%
Total home health segment net service revenues	$4,717	100.0%	$3,783	100.0%	$9,057	100.0%	$8,122	100.0%

We derive a significant amount of our net service revenues in Illinois, which represented 38.9% and 37.4% of our net service revenues for the three months ended June 30, 2021 and 2020, respectively, and accounted for 37.4% and 37.5% of our net service revenues for the six months ended June 30, 2021 and 2020, respectively.

A significant amount of our net service revenues are derived from one payor client, the Illinois Department on Aging, the largest payor program for our Illinois personal care operations, which accounted for 22.6% and 23.2% of our net service revenues for the three months ended June 30, 2021 and 2020, respectively, and accounted for 21.5% and 23.2% of the Company’s net service revenues for the six months ended June 30, 2021 and 2020, respectively.

On November 26, 2019, the City of Chicago voted to approve additional increases in the Chicago minimum wage to $14 per hour beginning July 1, 2020 and to $15 per hour beginning July 1, 2021.

Effective January 1, 2021, the state of Illinois fiscal year 2021 budget increased in-home care rates through the Community Care Program by 7.1%, to $23.40 from $21.84. However, the rate increase was delayed and did not take effect until April 1, 2021, as a result of on-going state revenue declines due to COVID-19 and the failure of the November 2020 referendum to revise the Illinois income tax code. On June 29, 2021, the Governor announced the authorization of bonus payments to providers in an amount equivalent to the rate increase for services delivered from January 1, 2021 to March 31, 2021 for state reimbursed hours of care. The bonus payment of $3.0 million was recognized as net service revenues during the three and six months ended June 30, 2021, and is expected to be received in September 2021. On June 17, 2021, the Governor of Illinois signed the fiscal year 2022 budget, which funds an increase of in-home care rates to $24.96 effective January 1, 2022.

Our business will benefit from the rate increases noted above as planned for 2022, but there is no assurance that additional offsetting rate increases will be adopted in Illinois for fiscal years beyond fiscal year 2022, and our financial performance will be adversely impacted for any periods in which an additional offsetting reimbursement rate increase is not in effect.

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

The New York fiscal year 2022 state budget included a provision to add one or two entities per county to those awarded the Lead Fiscal Intermediary, based on the scoring of the original RFO. As scoring of RFOs was not publicly released, it is unknown at this time if the Company’s score ranked high enough to qualify for these additional awards. The Company has submitted a response to the survey issued by Department of Health to determine the additional contract awards. Department of Health has published an anticipated contract start date for all awards to be on or after November 1, 2021. In the meantime, we continue to consider other arrangements and to pursue our protest of the award, which was filed and accepted on March 19, 2021. The Company has not yet received a response to the formal protest.

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

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. For the three and six months ended June 30, 2021 and 2020, the federal statutory rate was 21.0%. The effective income tax rate was 26.7% and 23.6% for the three months ended June 30, 2021 and 2020, respectively. The effective income tax rates are 23.5% and 18.6% for the six months ended June 30, 2021 and 2020, respectively. The difference between our federal statutory and effective income tax rates is due to the inclusion of state taxes, non-deductible compensation, excess tax benefit, and the use of federal employment tax credits.

Results of Operations — Consolidated

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

The following table sets forth, for the periods indicated, our unaudited condensed consolidated results of operations.

	For the Three Months Ended June 30,
	2021		2020		Change
		% Of		% Of
		Net Service		Net Service
	Amount	Revenues	Amount	Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Net service revenues	$217,893	100.0%	$184,576	100.0%	$33,317	18.1%
Cost of service revenues	149,083	68.4	129,579	70.2	19,504	15.1
Gross profit	68,810	31.6	54,997	29.8	13,813	25.1
General and administrative expenses	48,175	22.1	42,450	23.0	5,725	13.5
Depreciation and amortization	3,587	1.6	2,940	1.6	647	22.0
Total operating expenses	51,762	23.8	45,390	24.6	6,372	14.0
Operating income	17,048	7.8	9,607	5.2	7,441	77.5
Interest income	(31)	—	(155)	(0.1)	124	(80.0)
Interest expense	1,262	0.6	721	0.4	541	75.0
Total interest expense, net	1,231	0.6	566	0.3	665	117.5
Income before income taxes	15,817	7.3	9,041	4.9	6,776	74.9
Income tax expense	4,220	1.9	2,134	1.2	2,086	97.8
Net income	$11,597	5.3%	$6,907	3.7%	$4,690	67.9%

Net service revenues increased by 18.1% to $217.9 million for the three months ended June 30, 2021 compared to $184.6 million for the three months ended June 30, 2020. The increase was due to a 3.7% increase in billable hours and a 6.9% increase in revenues per billable hour for the three months ended June 30, 2021 in our personal care segment. In addition, revenue increased by $12.4 million from our hospice segment during the three months ended June 30, 2021, compared to the same period in 2020. The increase in our hospice segment revenue was primarily due to an increase in average daily census and revenue per patient day, mainly attributed to the acquisition of Queen City Hospice on December 4, 2020.

Gross profit, expressed as a percentage of net service revenues, increased to 31.6% for the three months ended June 30, 2021, compared to 29.8% for the same period in 2020. The increase was mainly attributed to the full-quarter effect in 2021 of the acquisition of a relatively higher margin hospice segment business in 2020.

General and administrative expenses increased to $48.2 million for the three months ended June 30, 2021, as compared to $42.5 million for the three months ended June 30, 2020. The increase in general and administrative expenses was primarily due to acquisitions that resulted in an increase in administrative employee wages, taxes and benefit costs of $3.3 million and an increase in rent expense of $0.6 million. In addition, stock-based compensation increased by $1.4 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. General and administrative expenses, expressed as a percentage of net service revenues decreased to 22.1% for the three months ended June 30, 2021, from 23.0% for the three months ended June 30, 2020.

Depreciation and amortization expense increased to $3.6 million from $2.9 million for the three months ended June 30, 2021 and 2020, respectively, primarily due to the intangible assets and property and equipment acquired in the fiscal year 2020 acquisitions.

Interest expense increased to $1.3 million for the three months ended June 30, 2021 from $0.7 million for the three months ended June 30, 2020. The increase in interest expense was primarily due to higher outstanding borrowings under our credit facility for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. The effective income tax rate was 26.7% and 23.6% for the three months ended June 30, 2021 and 2020, respectively. The difference between the federal statutory and our effective income tax rates was principally due to the inclusion of state taxes and non-deductible compensation partially offset by the use of federal employment tax credits.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

The following table sets forth, for the periods indicated, our consolidated results of operations.

	For the Six Months Ended June 30,
	2021		2020		Change
		% Of		% Of
		Net Service		Net Service
	Amount	Revenues	Amount	Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Net service revenues	$423,195	100.0%	$374,792	100.0%	$48,403	12.9%
Cost of service revenues	293,188	69.3	263,960	70.4	29,228	11.1
Gross profit	130,007	30.7	110,832	29.6	19,175	17.3
General and administrative expenses	93,601	22.1	84,737	22.6	8,864	10.5
Depreciation and amortization	7,188	1.7	5,827	1.6	1,361	23.4
Total operating expenses	100,789	23.8	90,564	24.2	10,225	11.3
Operating income	29,218	6.9	20,268	5.4	8,950	44.2
Interest income	(53)	—	(489)	(0.1)	436	(89.2)
Interest expense	2,478	0.6	1,629	0.4	849	52.1
Total interest expense, net	2,425	0.6	1,140	0.3	1,285	112.7
Income before income taxes	26,793	6.3	19,128	5.1	7,665	40.1
Income tax expense	6,302	1.5	3,563	1.0	2,739	76.9
Net income	$20,491	4.8%	$15,565	4.1%	$4,926	31.6%

Net service revenues increased by 12.9% to $423.2 million for the six months ended June 30, 2021 compared to $374.8 million for the six months ended June 30, 2020. The increase was due to a 0.9% increase in billable hours and a 6.7% increase in revenues per billable hour for the three months ended June 30, 2021 in our personal care segment. In addition, revenue increased by $23.3 million from our hospice segment during the six months ended June 30, 2021, compared to the same period in 2020. The increase in our hospice segment revenue was primarily due to an increase in average daily census and revenue per patient day, mainly attributed to the acquisition of Queen City Hospice on December 4, 2020.

Gross profit, expressed as a percentage of net service revenues, increased to 30.7% for the six months ended June 30, 2021, compared to 29.6% for the same period in 2020. The increase was mainly attributed to the acquisition of a relatively higher margin hospice business in 2020.

General and administrative expenses increased to $93.6 million for the six months ended June 30, 2021 as compared to $84.7 million for the six months ended June 30, 2020. The increase in general and administrative expenses was primarily due to acquisitions that resulted in an increase in administrative employee wages, taxes and benefit costs of $5.4 million and an increase in rent expense of $1.1 million. In addition, stock-based compensation increased by $2.2 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. General and administrative expenses, expressed as a percentage of net service revenues decreased to 22.1% for the six months ended June 30, 2021, from 22.6% for the six months ended June 30, 2020.

Depreciation and amortization expense increased to $7.2 million from $5.8 million for the six months ended June 30, 2021 and 2020, respectively, primarily due to the intangible assets and property and equipment acquired in the fiscal year 2020 acquisitions.

Interest expense increased to $2.5 million from $1.6 million for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. The increase in interest expense was primarily due to higher outstanding borrowings under our credit facility for the six months ended June 30, 2021, compared to the six months ended June 30, 2020.

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. The effective income tax rate was 23.5% and 18.6% for the six months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021, the difference between our federal statutory and effective income tax rates was principally due to the inclusion of state taxes and non-deductible compensation partially offset by the use of federal employment tax credits and excess tax benefit. For the six months ended June 30, 2020, the difference between our federal statutory and effective income tax rates was principally due to the inclusion of an excess tax benefit and the use of federal employment tax credits partially offset by state taxes and non-deductible compensation. For the six months ended June 30, 2021 and 2020, the effective tax rates were inclusive of an excess tax benefit of 3.0% and 7.5%, respectively. The excess tax benefit is a discrete item, related to the vesting of equity shares, which requires the Company to recognize the benefit fully in the period.

Results of Operations – Segments

The following tables and related analysis summarize our operating results and business metrics by segment:

Personal Care Segment

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2021		2020		Change		2021		2020		Change
Personal Care Segment	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)						(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$176,267	100.0%	$156,268	100.0%	$19,999	12.8%	$341,135	100.0%	$316,933	100.0%	$24,202	7.6%
Cost of services revenues	127,258	72.2	115,822	74.1	11,436	9.9	250,097	73.3	234,850	74.1	15,247	6.5
Gross profit	49,009	27.8	40,446	25.9	8,563	21.2	91,038	26.7	82,083	25.9	8,955	10.9
General and administrative expenses	16,358	9.3	14,603	9.3	1,755	12.0	31,641	9.3	30,205	9.5	1,436	4.8
Segment operating income	$32,651	18.5%	$25,843	16.5%	$6,808	26.3%	$59,397	17.4%	$51,878	16.4%	$7,519	14.5%
Business Metrics (Actual Numbers, Except Billable Hours in Thousands)
Location at period end							164		150
Average billable census * (1)	38,493		36,197		2,296	6.3%	38,410		37,560		850	2.3%
Billable hours * (2)	7,650		7,374		276	3.7	15,187		15,048		139	0.9
Average billable hours per census per month * (2)	65.9		67.5		(1.6)	(2.4)	65.6		66.3		(0.7)	(1.1)
Billable hours per business day * (2)	117,688		113,447		4,241	3.7	117,729		115,750		1,979	1.7
Revenues per billable hour * (2)	$22.60		$21.14		$1.46	6.9%	$22.42		$21.01		$1.41	6.7%
Same store revenue growth % * (3)	7.4		9.7				5.9		11.8

(1)	Average billable census is the average number of unique clients receiving a billable service during the year and is the total census divided by months in operation during the period.
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

*

Management deems these metrics to be key performance indicators. Management uses these metrics to monitor our performance, both in our existing operations and acquisitions. Many of these metrics serve as the basis of reported revenues, and assessment of them provide direct correlation to the results of operations from period to period and we believe these metrics facilitate comparison with the results of our peers. Historical trends established in these metrics can be used to evaluate current operating results, identify trends affecting our business, determine the allocation of resources and assess the quality and potential variability of our cash flows and earnings. We believe they are useful to investors in evaluating and understanding our business but should not be used solely in assessing the Company’s performance. These key performance indicators should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented herein to fully evaluate and understand the business as a whole. These measures may not be comparable to similarly-titled performance indicators used by other companies.

We derive a significant amount of our net service revenues from operations in Illinois, which represented 38.9% and 37.4% of our net service revenues for the three months ended June 30, 2021 and 2020, respectively, and accounted for 37.4% and 37.5% of our net service revenues for the six months ended June 30, 2021 and 2020, respectively. One payor client, the Illinois Department on Aging, accounted for 22.6% and 23.2% of net service revenues for the three months ended June 30, 2021 and 2020, respectively, and accounted for 21.5% and 23.2% of net service revenues for the six months ended June 30, 2021 and 2020, respectively.

Net service revenues from state, local and other governmental payors accounted for 50.2% and 50.0% of net service revenues for the three months ended June 30, 2021 and 2020, respectively. Managed care organizations accounted for 44.7% and 44.3% of net service revenues for the three months ended June 30, 2021 and 2020, respectively, with commercial insurance, private pay and other payors accounting for the remainder of net service revenues. Net service revenues from state, local and other governmental payors accounted for 49.6% and 49.7% of net service revenues for the six months ended June 30, 2021 and 2020, respectively. Managed care organizations accounted for 45.2% and 44.6% of net service revenues for the six months ended June 30, 2021 and 2020, respectively with commercial insurance, private pay and other payors accounting for the remainder of net service revenues.

Net service revenues increased by 12.8% and 7.6% for the three and six months ended June 30, 2021, respectively, compared to the three and six months ended June 30, 2020. Net service revenues included a 6.9% and 6.7% increase in revenues per billable hour for the three and six months ended June 30, 2021, respectively, mainly attributed to rate increases discussed above, as compared to the three and six months ended June 30, 2020. Due to a decrease in restrictions related to COVID-19, billable hours increased by 3.7% and 0.9% for the three and six months ended June 30, 2021, respectively, compared to the three and six months ended June 30, 2020.

Gross profit, expressed as a percentage of net service revenues, increased to 27.8% for the three months ended June 30, 2021 from 25.9% for the three months ended June 30, 2020 and from 26.7% for the six months ended June 30, 2021 to 25.9% for the six months ended June 30, 2020. This increase was primarily due to a decrease in direct payroll as a percentage of net service revenues of 1.9% for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. For the six months ended June 30, 2021, the increase was due to a decrease of direct payroll of 0.8% as a percentage of net service revenues, compared to the six months ended June 30, 2020.

For the three months ended June 30, 2021 and 2020, general and administrative expenses, expressed as a percentage of net service revenues, was 9.3% and for the six months ended June 30, 2021 and 2020 was 9.3% and 9.5%, respectively.

Hospice Segment

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2021		2020		Change		2021		2020		Change
Hospice Segment	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)						(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$36,909	100.0%	$24,525	100.0%	$12,384	50.5%	$73,003	100.0%	$49,737	100.0%	$23,266	46.8%
Cost of services revenues	18,912	51.2	10,924	44.5	7,988	73.1	37,508	51.4	23,242	46.7	14,266	61.4
Gross profit	17,997	48.8	13,601	55.5	4,396	32.3	35,495	48.6	26,495	53.3	9,000	34.0
General and administrative expenses	8,673	23.5	6,297	25.7	2,376	37.7	17,136	23.5	12,754	25.6	4,382	34.4
Segment operating income	$9,324	25.3%	$7,304	29.8%	$2,020	27.7%	$18,359	25.1%	$13,741	27.7%	$4,618	33.6%
Business Metrics (Actual Numbers)
Locations at period end							33		30
Admissions * (1)	2,252		1,339		913	68.2%	4,646		2,994		1,652	55.2%
Average daily census * (2)	2,460		1,743		717	41.1	2,430		1,803		627	34.8
Average discharge length of stay * (3)	89		103		(14)	(13.4)	96		101		(5)	(5.4)
Patient days * (4)	223,901		158,644		65,257	41.1	439,908		328,156		111,752	34.1
Revenue per patient day * (5)	$164.85		$154.59		$10.26	6.6%	$165.95		$151.57		$14.38	9.5%
Same store revenue growth % * (6)	(8.4)		2.7				(8.4)		2.7

(1)	Represents referral process and new patients on service during the period.
(2)	Average daily census is total patient days divided by the number of days in the period.
(3)	Average length of stay is the average number of days a patient is on service, calculated upon discharge, and is total patient days divided by total discharges in the period.
(4)	Patient days is days of service for all patients in the period.
(5)	Revenue per patient day is hospice revenue divided by the number of patient days in the period.
(6)

Same store revenue growth reflects the change in year-over-year revenue for the same store base. We define the same store base to include those stores open for at least 52 full weeks. This measure highlights the performance of existing stores, while excluding the impact of acquisitions, new store openings and closures.

*

Management deems these metrics to be key performance indicators. Management uses these metrics to monitor our performance, both in our existing operations and acquisitions. Many of these metrics serve as the basis of reported revenues, and assessment of them provide direct correlation to the results of operations from period to period and we believe that these metrics facilitate comparison with the results of our peers. Historical trends established in these metrics can be used to evaluate current operating results, identify trends affecting our business, determine the allocation of resources and assess the quality and potential variability of our cash flows and earnings. We believe they are useful to investors in evaluating and understanding our business but should not be used solely in assessing the Company’s performance. These key performance indicators should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented herein to fully evaluate and understand the business as a whole. These measures may not be comparable to similarly-titled performance indicators used by other companies.

Hospice generates net service revenues by providing care to patients with a life expectancy of six months or less, as well as related services for their families. Hospice offers four levels of care, as defined by Medicare, to meet the varying needs of patients and their families. The four levels of hospice include routine care, continuous care, general inpatient care and respite care. Our Hospice segment principally provides routine care, but with the acquisition of Queen City Hospice, the Company expanded continuous care services.

Net service revenues from Medicare accounted for 93.3% and 92.8% and managed care organizations accounted for 3.8% and 4.9% for the three months ended June 30, 2021 and 2020, respectively. Net service revenues from Medicare accounted for 93.8% and 92.4% and managed care organizations accounted for 3.9% and 5.2% for the six months ended June 30, 2021 and 2020, respectively.

Net service revenues increased by $12.4 million and $23.3 for the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020. For the three and six months ended June 30, 2021, net service revenues increased primarily due to increases in average daily census and revenue per patient day mainly attributed to the acquisition of Queen City Hospice on December 4, 2020.

Gross profit, expressed as a percentage of net service revenues was 48.8% and 55.5% for the three months ended June 30, 2021 and 2020, respectively, and 48.6% and 53.3%, for the six months ended June 30, 2021 and 2020, respectively. For the three and six months ended June 30, 2021, the decrease as a percentage of net service revenues was mainly attributed to an increase of direct employee wages, taxes and benefit costs of 5.5% and 4.9%, respectively.

The hospice segment’s general and administrative expenses primarily consist of administrative employee wages, taxes and benefit costs, rent, information technology and office expenses. General and administrative expenses, expressed as a percentage of net service revenues was 23.5% and 25.7% for the three months ended June 30, 2021 and 2020, respectively, and 23.5% and 25.6% for the six months ended June 30, 2021 and 2020, respectively. These decreases for the three and six months ended June 30, 2021 compared to corresponding periods in 2020 are primarily due to acquisitions synergies. The increase in general and administrative expenses for the three and six months ended June 30, 2021, was primarily due to acquisitions that resulted in a $1.7 million and $3.2 million increase in administrative employee wages, taxes and benefit costs.

Home Health Segment

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2021		2020		Change		2021		2020		Change
Home Health Segment	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)						(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$4,717	100.0%	$3,783	100.0%	$934	24.7%	$9,057	100.0%	$8,122	100.0%	$935	11.5%
Cost of services revenues	2,913	61.8	2,833	74.9	80	2.8	5,583	61.6	5,868	72.2	(285)	(4.9)
Gross profit	1,804	38.2	950	25.1	854	89.9	3,474	38.4	2,254	27.8	1,220	54.1
General and administrative expenses	968	20.5	883	23.3	85	9.6	1,933	21.3	1,905	23.5	28	1.5
Segment operating income	$836	17.7%	$67	1.8%	$769	1,147.8%	$1,541	17.0%	$349	4.3%	$1,192	341.5%
Business Metrics (Actual Numbers)
Locations at period end							10		10
New admissions * (1)	1,186		1,068		118	11.0%	2,354		2,090		264	12.6%
Recertifications * (2)	738		689		49	7.1	1,395		1,399		(4)	(0.3)
Total volume * (3)	1,924		1,757		167	9.5	3,749		3,489		260	7.5
Visits * (4)	31,582		29,797		1,785	6.0%	59,247		63,507		(4,260)	(6.7)%
Same store revenue growth % * (5)	24.7		(4.3)				11.5		4.1

(1)	Represents new patients during the period.
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

*

Management deems these metrics to be key performance indicators. Management uses these metrics to monitor our performance, both in our existing operations and acquisitions. Many of these metrics serve as the basis of reported revenues, and assessment of them provide direct correlation to the results of operations from period to period and we believe that these metrics facilitate comparison with the results of our peers. Historical trends established in these metrics can be used to evaluate current operating results, identify trends affecting our business, determine the allocation of resources and assess the quality and potential variability of our cash flows and earnings. We believe they are useful to investors in evaluating and understanding our business but should not be used solely in assessing the Company’s performance. These key performance indicators should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented herein to fully evaluate and understand the business as a whole. These measures may not be comparable to similarly-titled performance indicators used by other companies.

Home health generates net service revenues by providing home health services on a short-term, intermittent or episodic basis to individuals, generally to treat an illness or injury. Net service revenues from Medicare accounted for 81.1% and 79.6%, managed care organizations accounted for 17.4% and 18.2% and other accounted for 1.5% and 2.2% for the three months ended June 30, 2021 and 2020, respectively. Net service revenues from Medicare accounted for 80.9% and 79.8%, managed care organizations accounted for 17.9% and 18.4% and other accounted for 1.2% and 1.8% for the six months ended June 30, 2021 and 2020, respectively. Home health services provided to Medicare beneficiaries are paid under the Medicare Home Health Prospective Payment System (“HHPPS”). Effective January 1, 2020, CMS began using a 30-day episode of care for home health payments and implemented the Patient-Driven Groupings Model (“PDGM”) as part of the shift toward value-based care. The PDGM classifies patients based on clinical characteristics and other patient information into payment categories and eliminates the use of therapy service thresholds for determination of payments. Also effective January 1, 2020, CMS finalized a policy allowing therapy assistants to provide maintenance therapy services in the home and modified certain requirements relating to the home health plan of care.

Net service revenues increased by $0.9 million for each of the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020. Total visits increased for the three months ended June 30, 2021, as COVID-19 restrictions ease.

Gross profit, expressed as a percentage of net service revenues was 38.2% and 25.1% for the three months ended June 30, 2021 and 2020, respectively, and 38.4% and 27.8%, for the six months ended June 30, 2021 and 2020, respectively. For the three and six months ended June 30, 2021, the increase was due to a decrease of direct employee wages, taxes and benefit costs of 11.1% and 9.0%, respectively, as a percentage of net service revenues. Cost of service for the six months ended June 30, 2021 decreased compared to the corresponding period in 2020, due to a decrease in visits in connection with PDGM case mix.

The home health segment’s general and administrative expenses consist of administrative employee wages, taxes and benefit costs, rent, information technology and office expenses. General and administrative expenses, expressed as a percentage of net service revenues was 20.5% and 23.3% for the three months ended June 30, 2021 and 2020, respectively, and 21.3% and 23.5% for the six months ended June 30, 2021 and 2020, respectively.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand and cash from operations. At June 30, 2021 and December 31, 2020, we had cash balances of $139.4 million and $145.1 million, respectively.

Cash flows from operating activities represent the inflow of cash from our payor clients and the outflow of cash for payroll and payroll taxes, operating expenses, interest and taxes. The open receivable balance from the Illinois Department on Aging, the largest payor program for the Company’s Illinois personal care operation, increased by $1.7 million from $21.2 million as of December 31, 2020 to $22.9 million as of June 30, 2021. The state of Illinois fiscal year 2021 budget included an appropriation to raise in-home care rates to offset previous minimum wage increases by the City of Chicago. However the rate increase was delayed and did not take effect until April 1, 2021, as a result of on-going state revenue declines due to COVID-19 and the failure of the November 2020 referendum to revise the Illinois income tax code. On June 29, 2021, the Governor announced the authorization of bonus payments to providers in an amount equivalent to the rate increase for services delivered from January 1, 2021 to March 31, 2021 for state reimbursed hours of care. The bonus payment of $3.0 million was recognized as net service revenues during the three and six months ended June 30, 2021, and is expected to be received in September 2021.

During the three and six months ended June 30, 2021, we did not draw on the term loan. As of June 30, 2021, we had a total of $178.5 million in revolving loans, with an interest rate of 2.08% and $17.6 million of term loans, with an interest rate of 2.09%. After giving effect to the amount drawn on our credit facility, approximately $8.7 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA, we had $112.8 million available for borrowing under our revolving credit loan facility. At December 31, 2020, we had a total of $178.5 million revolving credit loans, with an interest rate of 1.90%, and $18.1 million term loans, with an interest rate of 1.90%.

Our credit facility requires us to maintain a total net leverage ratio not exceeding 3.75:1.00. At June 30, 2021, we were in compliance with our financial covenants under the Credit Agreement. Although we believe our liquidity position remains strong, we can provide no assurance that we will remain in compliance with the covenants in our Credit Agreement, and in the future, it may prove necessary to seek an amendment with the bank lending group under our credit facility. Additionally, there can be no assurance that we will be able to raise additional funds on terms acceptable to us, if at all.

COVID-19

The economic slowdown caused by the COVID-19 pandemic continues to pose risks to states’ budgets for the 2021 fiscal year, which began July 1 in most states. Depending on the severity and length of a downturn, sales tax collections and income tax withholdings could continue to be depressed in fiscal 2022 and, potentially, future fiscal years. States could face significant fiscal challenges and may revise their revenue forecasts and adjust their budgets for fiscal 2022 and, potentially, future fiscal years, accordingly. Illinois, New York and New Mexico, our top three markets, have revised revenue estimates downward for the 2021 fiscal year. New York, which started its fiscal year April 1, 2021, recently estimated that the state would collect at least $5 billion more than originally forecasted, due to better than expected receipts through January 2021. The New York state comptroller initially decreased its estimate for 2021 fiscal year collections by $10 billion. Although receipts are higher than this estimate, revenues are still significantly below pre-COVID estimates. The current New York fiscal plan authorizes the state of New York to issue up to $11 billion in short-term bonds to ameliorate reduced revenues during the fiscal year. Also in response to reduced revenues, the state implemented uniform reductions to Medicaid payments. Effective for dates of service on or after April 2, 2020, the uniform reduction rate is 1.5%. The reduction applies to home health services but hospice services are exempt. We cannot determine the impact that COVID-19 may have on states’ budgets for 2022 or beyond. However, such impacts could have a material adverse effect on our financial condition, results of operations and cash flows.

As a result of the COVID-19 pandemic, federal and state governments have passed legislation, promulgated regulations, and taken other administrative actions intended to assist healthcare providers in providing care to COVID-19 patients and other patients during the public health emergency. These temporary measures include relief from Medicare conditions of participation requirements for healthcare providers, relaxation of licensure requirements for healthcare professionals, relaxation of privacy restrictions for telehealth remote communications, promoting use of telehealth by expanding the scope of services for which Medicare reimbursement is available, and limited waivers of fraud and abuse laws for activities related to COVID-19 during the emergency period. The current federal public health emergency declaration expires October 18, 2021, but HHS has indicated it will likely extend through 2021 and that HHS will provide states with 60 days’ notice prior to termination of the declaration.

The American Rescue Plan Act of 2021, which became law on March 11, 2021, provides for $350 billion in relief funding for eligible state, local, territorial, and Tribal governments to mitigate the fiscal effects of the COVID-19 public health emergency. Additionally, the law provides for a 10 percentage point increase in federal matching funds for Medicaid home and community based services from April 1, 2021, through March 30, 2022, provided the state satisfies certain conditions. These and other federal stimulus measures may help to ease state-level budget constraints due to COVID-19.

Government Stimulus Advances

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

In November 2020, the Company received grants in an aggregate principal amount of $13.7 million from the Provider Relief Fund, for which we had previously applied. The Company utilized $10.4 million and $11.3 million of these funds for the three and six months ended June 30, 2021, respectively, for healthcare related expenses, including retention payments, attributable to COVID-19 that were unreimbursed by other sources. In accordance with the current guidance issued by HHS, the Company expects to utilize additional funds through December 31, 2021, at which point we anticipate any unused funds will be returned. We are required to properly and fully document the use of such funds in reports to HHS, which must be submitted no later than March 31, 2022. The Company’s ability to utilize and retain some or all of such funds will depend on the terms and conditions of the funds received. Queen City Hospice administered retention payments totaling $1.9 million to caregivers for the three and six months ended June 30, 2021, which we believed to be necessary to secure and maintain adequate personnel. Commercial organizations that receive and expend annual total awards of $750,000 or more in federal funding, including payments received through the Provider Relief Fund, are subject to federal audit requirements.

Medicare Accelerated and Advance Payment Program – Queen City Hospice

In addition, the CARES Act expands the Medicare Accelerated and Advance Payment Program to increase cash flow to providers impacted by the COVID-19 pandemic. Hospice and home health providers were able to request an advance or accelerated payment of up to 100% of the Medicare payment amount for a three-month period (not including Medicare Advantage payments). The Medicare Accelerated and Advance Payment Program payments are a loan that providers must repay. In April 2020, Queen City Hospice received an amount equal to $10.8 million pursuant to the Medicare Accelerated and Advance Payment Program. Queen City Hospice did not repay the funds prior to the completion of our acquisition of Queen City Hospice. However, Queen City Hospice repaid such funds following its acquisition in March 2021, prior to any CMS recoupment and before any interest accrual.

Payroll tax deferral

The CARES Act also provides for certain federal income and other tax changes, including allowing for the deferral of the employer portion of Social Security payroll taxes through December 31, 2020. The Company received a cash benefit of approximately $7.1 million related to the deferral of employer payroll taxes for 2020 under the CARES Act, for the period April 2, 2020 through June 30, 2020. Effective July 1, 2020, the Company began paying its deferred portion of employer Social Security payroll taxes and expects to repay the $7.1 million in the fourth quarter of 2021.

Medicare sequester

The CARES Act and related legislation also include other provisions offering financial relief, for example temporarily lifting the Medicare sequester, which would have otherwise reduced payments to Medicare providers by 2% as required by the Budget Control Act of 2011, from May 1, 2020, through December 31, 2021 (but also extending sequestration through 2030). This Medicare sequester relief resulted in an increase of $0.1 million and $0.2 million to home health net service revenues, and $0.7 million and $1.4 million to hospice net service revenues for the three and six months ended June 30, 2021, respectively. For the three months ended June 30, 2020, the Medicare sequester relief resulted in an increase of $0.3 million and $0.1 million, respectively, to hospice and home health net service revenues. However, the ARPA increases the federal budget deficit in a manner that triggers an additional statutorily mandated sequestration under the PAYGO Act. As a result, absent congressional action, Medicare spending will be reduced by up to 4% in fiscal year 2022, in addition to the existing sequestration requirements of the Budget Control Act of 2011. We cannot currently determine if, or to what extent, our business, results of operations, financial condition or liquidity will ultimately be impacted by mandated sequestration triggers under the PAYGO Act, or if the mandated sequestration will occur.

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

On September 12, 2019, we entered into a First Amendment (the “Amendment”) to our Credit Agreement. The Amendment increased our credit facility by $50.0 million in incremental revolving loans, for an aggregate $300.0 million in revolving loans. The Amendment provides that future incremental loans may be for term loans or an increase to the revolving loan commitments. The Amendment further provides that the proceeds of such $50.0 million incremental revolving loan may be used for, among other things, general corporate purposes.

On July 30, 2021, the Company entered into the Second Amendment. The Second Amendment, among other things, reallocated and refinanced the Company’s outstanding initial term loans as revolving loans (such that the Company has no outstanding initial term loans and no further initial term loans may be borrowed) and increased the Company’s revolving credit facility to an aggregate amount of $600,000,000. Moreover, the Second Amendment increased the Company’s incremental loan facility to an aggregate amount $125,000,000, which incremental loan facility may be for term loans or an increase to the revolving loan commitments. The maturity of the revolving credit facility was also extended from May 8, 2023 to July 30, 2026.

At June 30, 2021, we were in compliance with our financial covenants under the Credit Agreement.

Cash Flows

The following table summarizes changes in our cash flows for the six months ended June 30, 2021 and 2020:

	For the Six Months Ended June 30,
	2021	2020
	(Amounts in Thousands)
Net cash (used in) provided by operating activities	$(3,321)	$50,887
Net cash used in investing activities	(1,928)	(4,965)
Net cash (used in) provided by financing activities	(429)	913

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Net cash used in operating activities was $3.3 million for the six months ended June 30, 2021, compared to net cash provided by operating activities of $50.9 million for the same period in 2020. The decrease in cash provided by operations was due to the timing of accounts receivable, of $29.5 million, and the repayment and the use of $24.0 million of government stimulus funds for the six months ended June 30, 2021.

Net cash used in investing activities was $1.9 million for the six months ended June 30, 2021 compared to cash used in investing activities of $5.0 million for the six months ended June 30, 2020, which mainly consisted of property and equipment purchases primarily related to our ongoing investments in our technology infrastructure.

Net cash used by financing activities related to cash payments on term loan of $0.5 and $0.3 million for the six months ended June 30, 2021 and 2020. For the six months ended June 30, 2020, the Company received cash from the exercise of stock options of $1.2 million.

Outstanding Accounts Receivable

Gross accounts receivable as of June 30, 2021 and December 31, 2020 were approximately $139.6 million and $133.4 million, respectively. Outstanding accounts receivable, net of allowance, increased by $5.6 million as of June 30, 2021 as compared to December 31, 2020. Accounts receivable for the Illinois Department on Aging increased approximately $1.7 million during the quarter ended June 30, 2021. Our collection procedures include review of account aging and direct contact with our payors. We have historically not used collection agencies. An uncollectible amount is written off to the allowance account after reasonable collection efforts have been exhausted.

We calculate our DSO by taking the trade accounts receivable outstanding, net of allowance for doubtful accounts, divided by the net service revenues for the last quarter, multiplied by the number of days in that quarter. Our DSOs were 57 days and 61 days at June 30, 2021 and December 31, 2020, respectively. The DSOs for our largest payor, the Illinois Department on Aging, at June 30, 2021 and December 31, 2020 were 43 days and 46 days, respectively. We may not receive payments on a consistent basis in the near term and our DSOs and the DSO for the Illinois Department on Aging may increase despite the state of Illinois’s enactment of state budgets for fiscal years 2021 and 2022.

The economic slowdown caused by the COVID-19 pandemic continues to pose a risk to states’ budgets for the 2021 fiscal year, which began July 1 in most states. Depending on the severity and length of a downturn, sales tax collections and income tax withholdings could continue to be depressed in fiscal 2022 and, potentially, future fiscal years. States could face significant fiscal challenges and may revise their revenue forecasts and adjust their budgets for fiscal 2022 and, potentially, future fiscal years, accordingly. Illinois, New York and New Mexico, our top three markets, have revised revenue estimates downward for the 2021 fiscal year. New York, which started its fiscal year April 1, 2021, recently estimated that the state would collect at least $5 billion more than originally forecasted, due to better than expected receipts through January 2021. The New York state comptroller initially decreased its estimate for 2021 fiscal year collections by $10 billion. Although receipts are higher than this estimate, revenues are still significantly below pre-COVID estimates. The current New York fiscal plan authorizes the state of New York to issue up to $11 billion in short-term bonds to ameliorate reduced revenues during the fiscal year. Also in response to reduced revenues, the state implemented uniform reductions to Medicaid payments. Effective for dates of service on or after April 2, 2020, the uniform reduction rate is 1.5%. The reduction applies to home health services but hospice services are exempt. We cannot determine the impact that COVID-19 may have on states’ budgets for 2022 or beyond. However, such impacts could have a material adverse effect on our financial condition, results of operations and cash flows.

The ARPA provided $350 billion dollars in emergency funding for state, local, territorial, and Tribal governments to remedy the mismatch between increasing costs and decreasing revenues. We cannot determine if Congress will provide additional relief with additional stimulus and relief legislation, including extension of unemployment benefits and relief for states. Additionally, we cannot determine the impact that the economic slowdown caused by the COVID-19 pandemic may have on states’ budgets for 2022 or beyond. However, such impacts could have a material adverse effect on our financial condition, results of operations and cash flows.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

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

We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. As of June 30, 2021, we had outstanding borrowings of approximately $196.1 million on our credit facility, all of such borrowings were subject to variable interest rates. If the variable rates on this debt were 100 basis points higher than the rate applicable to the borrowing during the three and six month periods ended June 30, 2021, our net income would have decreased by $0.4 million, or $0.02 per diluted share, and $0.7 million, or $0.05 per diluted share, respectively. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1	Transition Agreement and Release, effective June 11, 2021, by and among Addus HealthCare, Inc. and Laurie Manning. *

10.2	Employment and Non-Competition Agreement, effective June 14, 2021, by and between Addus HealthCare, Inc. and Roberton James Stevenson. *

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

*Management compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADDUS HOMECARE CORPORATION

Date: August 4, 2021	By:	/s/ R. DIRK ALLISON

R. Dirk Allison Chairman and Chief Executive Officer (As Principal Executive Officer)

Date: August 4, 2021	By:	/s/ BRIAN POFF

Brian Poff Chief Financial Officer (As Principal Financial Officer)