Form 10-Q
period 2021-09-30
Addus HomeCare Corp
filed 2021-11-02
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 25, 2021, Addus HomeCare Corporation had 15,927,411 shares of Common Stock outstanding.

ADDUS HOMECARE CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2021 and December 31, 2020

(Amounts and Shares in Thousands, Except Per Share Data)

(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets
Cash	$152,379	$145,078
Accounts receivable, net	133,814	132,650
Prepaid expenses and other current assets	13,514	9,969
Total current assets	299,707	287,697
Property and equipment, net of accumulated depreciation and amortization	18,614	19,749
Other assets
Goodwill	497,919	469,072
Intangibles, net of accumulated amortization	66,332	71,549
Deferred tax assets, net	5,919	6,524
Operating lease assets, net	36,424	37,991
Total other assets	606,594	585,136
Total assets	$924,915	$892,582
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$23,167	$23,705
Accrued payroll	31,626	35,815
Accrued expenses	35,780	37,564
Government stimulus advances	7,674	32,087
Accrued workers' compensation insurance	14,286	13,759
Current portion of long-term debt	—	971
Total current liabilities	112,533	143,901
Long-term liabilities
Long-term debt, less current portion, net of debt issuance costs	220,707	193,901
Long-term operating lease liabilities	33,509	35,516
Other long-term liabilities	115	588
Total long-term liabilities	254,331	230,005
Total liabilities	$366,864	$373,906
Stockholders' equity
Common stock—$.001 par value; 40,000 authorized and 15,913 and 15,826 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	$16	$16
Additional paid-in capital	376,802	369,495
Retained earnings	181,233	149,165
Total stockholders' equity	558,051	518,676
Total liabilities and stockholders' equity	$924,915	$892,582

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months Ended September 30, 2021 and 2020

(Amounts and Shares in Thousands, Except Per Share Data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net service revenues	$216,662	$193,987	$639,857	$568,779
Cost of service revenues	149,616	137,686	442,804	401,646
Gross profit	67,046	56,301	197,053	167,133
General and administrative expenses	46,280	40,733	139,881	125,470
Depreciation and amortization	3,406	3,045	10,594	8,872
Total operating expenses	49,686	43,778	150,475	134,342
Operating income	17,360	12,523	46,578	32,791
Interest income	(37)	(87)	(90)	(576)
Interest expense	1,614	680	4,092	2,309
Total interest expense, net	1,577	593	4,002	1,733
Income before income taxes	15,783	11,930	42,576	31,058
Income tax expense	4,206	2,811	10,508	6,374
Net income	$11,577	$9,119	$32,068	$24,684
Net income per common share
Basic income per share	$0.74	$0.58	$2.04	$1.59
Diluted income per share	$0.72	$0.57	$2.00	$1.55
Weighted average number of common shares and potential common shares outstanding:
Basic	15,748	15,618	15,727	15,573
Diluted	16,030	15,957	16,060	15,934

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2021

(Amounts and Shares in Thousands)

(Unaudited)

	For the Three Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at July 1, 2021	15,917	$16	$374,383	$169,656	$544,055
Forfeiture of shares of common stock under restricted stock award agreements	(5)	—	—	—	—
Stock-based compensation	—	—	2,341	—	2,341
Shares issued for exercise of stock options	1	—	78	—	78
Net income	—	—	—	11,577	11,577
Balance at September 30, 2021	15,913	$16	$376,802	$181,233	$558,051

	For the Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2021	15,826	$16	$369,495	$149,165	$518,676
Issuance of shares of common stock under restricted stock award agreements	88	—	—	—	—
Forfeiture of shares of common stock under restricted stock award agreements	(5)	—	—	—	—
Stock-based compensation	—	—	7,105	—	7,105
Shares issued for exercise of stock options	4	—	202	—	202
Net income	—	—	—	32,068	32,068
Balance at September 30, 2021	15,913	$16	$376,802	$181,233	$558,051

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

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2021 and 2020

(Amounts in Thousands)

(Unaudited)

	For the Nine Months
	Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$32,068	$24,684
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	10,594	8,872
Deferred income taxes	605	51
Stock-based compensation	7,105	3,987
Amortization of debt issuance costs under the credit facility	590	554
Provision for doubtful accounts	744	681
Loss (gain) of disposal of assets and asset impairment	—	1,242
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,906)	30,746
Prepaid expenses and other current assets	(3,610)	(2,592)
Government stimulus advances	(24,413)	7,141
Accounts payable	(780)	(2,496)
Accrued payroll	(4,553)	(4,567)
Accrued expenses and other long-term liabilities	(2,157)	4,996
Net cash provided by operating activities	14,287	73,299
Cash flows from investing activities:
Purchases of property and equipment	(3,214)	(5,893)
Acquisitions of businesses, net of cash acquired	(29,219)	(11,869)
Proceeds from disposal of assets	—	255
Net cash used in investing activities	(32,433)	(17,507)
Cash flows from financing activities:
Borrowings on revolver — credit facility	46,395	—
Payments on term loan — credit facility	(18,130)	(490)
Payments for debt issuance costs	(3,020)	—
Cash received from exercise of stock options	202	3,337
Other	—	(22)
Net cash provided by financing activities	25,447	2,825
Net change in cash	7,301	58,617
Cash, at beginning of period	145,078	111,714
Cash, at end of period	$152,379	$170,331
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,648	$1,869
Cash paid for income taxes	14,767	9,119

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

As of September 30, 2021 and 2020, dilutive stock options outstanding were approximately 521,000 and 523,000, respectively, and dilutive restricted stock awards outstanding were approximately 162,000 and 149,000, respectively.

Included in the Company’s calculation of diluted earnings per share for the three and nine months ended September 30, 2021, dilutive stock options outstanding were approximately 267,000 and 288,000, respectively. In addition, dilutive restricted stock awards outstanding were approximately 16,000 and 44,000 for the three and nine months ended September 30, 2021, respectively.

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

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, and other transactions subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. Therefore, it will be in effect for a limited time through December 31, 2022. The ASU can be adopted no later than December 1, 2022 with early adoption permitted. On July 30, 2021, the Company entered into a Second Amendment (the “Second Amendment”) to its Credit Agreement as discussed further in Note 7. The Credit Agreement contemplates a transition from LIBOR, specifically identifies the secured overnight financing rate (“SOFR”) as the replacement reference rate and details the mechanism for transition at LIBOR cessation, which is anticipated to occur on June 30, 2023. Adoption of the new standard is not expected to have a material impact on the Company’s results of operations or liquidity.

3. Leases

Amounts reported in the Company’s Unaudited Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 for operating leases were as follows:

	September 30, 2021	December 31, 2020
	(Amounts in Thousands)
Operating lease assets, net	$36,424	$37,991

Short-term operating lease liabilities (in accrued expenses)	9,713	9,283
Long-term operating lease liabilities	33,509	35,516
Total operating lease liabilities	$43,222	$44,799

Lease Costs

Components of lease costs were reported in general and administrative expenses in the Company’s Unaudited Condensed Consolidated Statements of Income as follows:

	For the Three Months Ended September 30, (Amounts in Thousands)		For the Nine Months Ended September 30, (Amounts in Thousands)
	2021	2020	2021	2020
Operating lease costs	$2,789	$2,285	$8,341	$6,524
Short-term lease costs	197	147	572	575
Less: sublease income	(177)	(74)	(480)	(224)
Total lease costs, net	$2,809	$2,358	$8,433	$6,875

Lease Term and Discount Rate

Weighted average remaining lease terms and discount rates were as follows:

	September 30, 2021	December 31, 2020
Operating leases:
Weighted average remaining lease term	6.55	6.97
Weighted average discount rate	3.95%	4.18%

Maturity of Lease Liabilities

Remaining operating lease payments as of September 30, 2021 were as follows:

Operating Leases
(Amounts in Thousands)
Due in the 12-month period ended September 30,
2022	$2,765
2023	10,717
2024	8,657
2025	6,520
2026	3,883
Thereafter	16,786
Total future minimum rental commitments	49,328
Less: Imputed interest	(6,106)
Total lease liabilities	$43,222

Supplemental cash flows information

	For the Nine Months Ended September 30, (Amounts in Thousands)
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,237	$6,472

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	5,706	21,399

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

Armada Skilled Homecare

On August 1, 2021, we completed the acquisition of Armada Skilled Homecare of New Mexico LLC, Armada Hospice of New Mexico LLC and Armada Hospice of Santa Fe LLC (collectively, “Armada”) for approximately $29.8 million, including the amount of acquired excess cash held by Armada at the closing of the acquisition (approximately $0.7 million). The purchase of Armada was funded with the Company’s revolving credit facility. With the purchase of Armada, the Company expanded its home health and hospice services in the state of New Mexico. The related acquisition and integration costs were $0.3 million and $0.4 million for the three and nine months ended September 30, 2021, respectively. These costs were included in general and administrative expenses on the Unaudited Condensed Consolidated Statements of Income and were expensed as incurred.

Based upon management’s valuations, which are preliminary and subject to completion of working capital adjustments, the fair values of the assets and liabilities acquired are as follows:

Total (Amounts in Thousands)
Goodwill	$28,479
Identifiable intangible assets	990
Cash	653
Property and equipment	40
Other assets	29
Accrued payroll	(400)
Total purchase price	$29,791

Identifiable intangible assets acquired included $0.6 million of non-competition agreements with estimated useful lives of five years and $0.4 million of indefinite lived state licenses. The preliminary estimated fair value of identifiable intangible assets was determined with the assistance of a valuation specialist, using Level 3 inputs as defined under ASC Topic 820. The fair value analysis and related valuations reflect the conclusions of management. All estimates, key assumptions, and forecasts were either provided by or reviewed by the Company. The goodwill and intangible assets acquired are deductible for tax purposes.

Queen City Hospice

On December 4, 2020, we completed the acquisition of Queen City Hospice, LLC and its affiliate Miracle City Hospice, LLC (together “Queen City Hospice”). The purchase price was approximately $194.8 million, including the amount of acquired excess cash held by Queen City Hospice at the closing of the acquisition (approximately $15.4 million). The purchase of Queen City Hospice was funded with the Company’s revolving credit facility and available cash. With the purchase of Queen City Hospice, the Company expanded its hospice services in the state of Ohio. The related acquisition costs were $0.2 million for the nine months ended September 30, 2021 and the integration costs were $0.4 million and $2.1 million for the three and nine months ended September 30, 2021, respectively. These costs were included in general and administrative expenses on the Unaudited Condensed Consolidated Statements of Income and were expensed as incurred.

Based upon management’s valuations, which are preliminary and subject to completion of working capital adjustments, the fair values of the assets and liabilities acquired are as follows:

Total (Amounts in Thousands)
Goodwill	$169,302
Identifiable intangible assets	20,015
Cash	15,444
Accounts receivable	5,922
Property and equipment	759
Operating lease assets, net	3,028
Other assets	85
Accounts payable	(2,281)
Accrued payroll	(1,555)
Accrued expenses	(503)
Government stimulus advances	(12,694)
Long-term operating lease liabilities	(2,765)
Total purchase price	$194,757

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

County Homemakers

On November 1, 2020, we completed the acquisition of County Homemakers, Inc. (“County Homemakers”). The purchase price was approximately $15.8 million, including the amount of acquired excess cash held by County Homemakers at the closing of the acquisition (approximately $1.1 million). The purchase of County Homemakers was funded with the Company’s available cash. With the purchase of County Homemakers, the Company expanded its personal care services in the state of Pennsylvania. The related integration costs were $0.2 million for the nine months ended September 30, 2021. These costs were included in general and administrative expenses on the Unaudited Condensed Consolidated Statements of Income and were expensed as incurred.

Based upon management’s valuations, which are preliminary and subject to completion of working capital adjustments, the fair values of the assets and liabilities acquired are as follows:

Total (Amounts in Thousands)
Goodwill	$13,475
Identifiable intangible assets	474
Cash	1,104
Accounts receivable	1,395
Property and equipment	52
Operating lease assets, net	485
Other assets	40
Accounts payable	(96)
Accrued payroll	(586)
Accrued expenses	(37)
Long-term operating lease liabilities	(485)
Total purchase price	$15,821

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

A Plus Health Care

On July 1, 2020, we completed the acquisition of A Plus Health Care, Inc. (“A Plus”). The purchase price was approximately $14.5 million, including the amount of acquired excess cash held by A Plus at the closing of the acquisition (approximately $2.8 million). The purchase of A Plus was funded with the Company’s available cash. With the purchase of A Plus, the Company expanded its personal care services in the state of Montana. The related integration costs were $0.1 million for the nine months ended September 30, 2021 and acquisition costs were $0.3 million for the three and nine months ended September 30, 2020. These costs were included in general and administrative expenses on the Unaudited Condensed Consolidated Statements of Income and were expensed as incurred.

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

SunLife Home Care

On December 1, 2020, we completed the acquisition of SunLife Home Care (“SunLife”) for approximately $1.7 million and recorded goodwill of $1.6 million. With the purchase of SunLife, the Company expanded its personal care services in the state of Arizona. Goodwill generated from the acquisition is primarily attributable to expected synergies with existing Company operations and the goodwill acquired is deductible for tax purposes.

The following table contains unaudited pro forma condensed consolidated income statement information of the Company for the three and nine months ended September 30, 2021 and 2020 as if each of the acquisitions of Armada, Queen City Hospice, County Homemakers and A Plus closed on January 1, 2020.

	For the Three Months Ended September 30, (Amounts in Thousands)		For the Nine Months Ended September 30, (Amounts in Thousands)
	2021	2020	2021	2020
Net service revenues	$218,474	$216,479	$652,908	$637,695
Operating income	17,613	14,458	48,135	39,331
Net income	11,832	10,586	33,341	29,930
Net income per common share
Basic income per share	$0.75	$0.68	$2.12	$1.92
Diluted income per share	$0.74	$0.66	$2.08	$1.88

The pro forma disclosures in the table above include adjustments for amortization of intangible assets, tax expense and acquisition costs to reflect results that are more representative of the combined results of the transactions as if Armada, Queen City, Hospice, County Homemakers and A Plus had been acquired effective January 1, 2020. This pro forma information is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred. In addition, future results may vary significantly from the results reflected in the pro forma information. The unaudited pro forma financial information does not reflect the impact of future events that may occur after the acquisition, such as anticipated cost savings from operating synergies.

5. Goodwill and Intangible Assets

The goodwill for the Company was $497.9 million and $469.1 million as of September 30, 2021 and December 31, 2020, respectively.

A summary of the goodwill activity for the nine months ended September 30, 2021 is provided below:

	Goodwill
	Hospice	Personal Care	Home Health	Total
	(Amounts in Thousands)
Goodwill as of December 31, 2020	$314,833	$152,448	$1,791	$469,072
Additions for acquisitions	13,379	115	15,100	28,594
Adjustments to previously recorded goodwill	95	158	—	253
Goodwill as of September 30, 2021	$328,307	$152,721	$16,891	$497,919

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

In connection with the acquisition of Armanda, the Company recognized goodwill in its hospice and home health segments of $13.4 million and $15.1 million, respectively, during the three and nine months ended September 30, 2021. See Note 4 for additional information regarding the acquisition.

The carrying amount and accumulated amortization of each identifiable intangible asset category consisted of the following as of September 30, 2021:

	Customer and referral relationships	Trade names and trademarks	Non- competition agreements	State Licenses	Total
	(Amounts in Thousands)
Intangible assets with indefinite lives	$—	$—	$—	$21,221	$21,221
Intangible assets subject to amortization:
Gross carrying amount	44,672	42,926	6,785	12,507	106,890
Accumulated amortization	(35,866)	(17,800)	(3,579)	(4,534)	(61,779)
Intangible assets subject to amortization, net	8,806	25,126	3,206	7,973	45,111
Total intangible assets at September 30, 2021	$8,806	$25,126	$3,206	$29,194	$66,332

Amortization expense related to the identifiable intangible assets amounted to $1.9 million and $6.2 million for the three and nine months ended September 30, 2021, respectively, and $1.7 million and $5.3 million for the three and nine months ended September 30, 2020, respectively. The weighted average remaining useful lives of identifiable intangible assets as of September 30, 2021 is 9.4 years.

6. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consisted of the following:

	September 30, 2021	December 31, 2020
	(Amounts in Thousands)
Prepaid payroll taxes	$2,256	$—
Prepaid workers' compensation and liability insurance	1,969	2,838
Workers' compensation insurance receivable	1,748	1,860
Income tax receivable	1,614	—
Health insurance receivable	565	528
Other	5,362	4,743
Total prepaid expenses and other current assets	$13,514	$9,969

Accrued expenses consisted of the following:

	September 30, 2021	December 31, 2020
	(Amounts in Thousands)
Current portion of operating lease liabilities	$9,713	$9,283
Payor advances (1)	6,684	4,206
Accrued health insurance	4,380	5,607
Accrued professional fees	2,860	4,220
Accrued payroll taxes	1,199	4,543
Other	10,944	9,705
Total accrued expenses	$35,780	$37,564

(1)

Represents the deferred portion of payments received from payors for COVID-19 reimbursements which will be recognized as we incur specific COVID-19 related expenses (including expenses related to securing and maintaining adequate personnel) or will be returned to the extent such related expenses are not incurred.

Government stimulus advances consisted of the following:

	September 30, 2021	December 31, 2020
	(Amounts in Thousands)
Payroll tax deferral	$7,141	$7,141
Provider Relief Fund	533	12,252
CMS advanced payment program — Queen City Hospice	—	10,801
Provider Relief Fund — Queen City Hospice	—	1,893
Total government stimulus advances	$7,674	$32,087

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

Provider Relief Fund

In total, the CARES Act and other relief legislation include over $178 billion in funding to be distributed through the Provider Relief Fund to eligible providers, including public entities and Medicare- and/or Medicaid-enrolled providers. In November 2020, the Company received grants in an aggregate principal amount of $13.7 million from the Provider Relief Fund, for which we had previously applied. The Company utilized $0.4 million and $11.7 million of these funds for the three and nine months ended September 30, 2021, respectively, for healthcare related expenses, including retention payments, attributable to COVID-19 that were unreimbursed by other sources. In accordance with the current guidance issued by HHS, the Company expects to utilize additional funds through December 31, 2021, at which point we anticipate any unused funds will be returned. We are required to properly and fully document the use of such funds in reports to HHS, which must be submitted no later than March 31, 2022. The Company’s ability to utilize and retain some or all of such funds will depend on the magnitude, timing and nature of the impact of the COVID-19 pandemic, as well as the terms and conditions of the funds received. Queen City Hospice administered retention payments totaling $1.9 million to caregivers for the nine months ended September 30, 2021, which we believe to be necessary to secure and maintain adequate personnel. Commercial organizations that receive and expend annual total awards of $750,000 or more in federal funding, including payments received through the Provider Relief Fund, are subject to federal audit requirements.

Medicare Accelerated and Advance Payment Program – Queen City Hospice

The CARES Act expanded the Medicare Accelerated and Advance Payment Program to increase cash flow to providers impacted by the COVID-19 pandemic. Hospice and home health providers were able to request an advance or accelerated payment of up to 100% of the Medicare payment amount for a three-month period (not including Medicare Advantage payments). The Medicare Accelerated and Advance Payment Program payments are a loan that providers must repay. In April 2020, Queen City Hospice received an amount equal to $10.8 million pursuant to the Medicare Accelerated and Advance Payment Program. Queen City Hospice did not repay the funds prior to the completion of our acquisition of Queen City Hospice. However, Queen City Hospice repaid such funds following its acquisition in March 2021, prior to any Centers for Medicare and Medicaid Services (“CMS”) recoupment and before any interest accrual.

Payroll tax deferral

The CARES Act also provides for certain federal income and other tax changes, including allowing for the deferral of the employer portion of Social Security payroll taxes through December 31, 2020. The payroll tax deferral requires that the deferred payroll taxes be paid over two years, with half of the amount required to be paid by December 31, 2021 and the other half by December 31, 2022. The Company received a cash benefit of approximately $7.1 million related to the deferral of employer payroll taxes for 2020 under the CARES Act, for the period April 2, 2020 through June 30, 2020. Effective July 1, 2020, the Company began paying its deferred portion of employer Social Security payroll taxes and expects to repay half of the $7.1 million in the fourth quarter of 2021.

7. Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2021	December 31, 2020
	(Amounts in Thousands)
Revolving loan under the credit facility	$224,853	$178,458
Term loan under the credit facility	—	18,130
Less unamortized issuance costs	(4,146)	(1,716)
Total	$220,707	$194,872
Less current maturities	—	(971)
Long-term debt	$220,707	$193,901

Amended and Restated Senior Secured Credit Facility

On October 31, 2018, the Company entered into the Amended and Restated Credit Agreement, dated as of October 31, 2018, with certain lenders and Capital One, National Association, as a lender and as agent for all lenders (as amended by the Amendment (as hereinafter defined) and the Second Amendment (as hereinafter defined), the “Credit Agreement”). This credit facility totaled $269.6 million, inclusive of a $250.0 million revolving loan and a $19.6 million delayed draw term loan, and is evidenced by the Credit Agreement. This credit facility amended and restated the Company’s existing senior secured credit facility totaling $250.0 million. As used throughout this Quarterly Report on Form 10-Q, “credit facility” shall mean the credit facility evidenced by the Credit Agreement. The maturity of this credit facility is May 8, 2023. Interest on the Company’s credit facility may be payable at (x) the sum of (i) an applicable margin ranging from 0.75% to 1.50% based on the applicable senior net leverage ratio plus (ii) a base rate equal to the greatest of (a) the rate of interest last quoted by The Wall Street Journal as the “prime rate,” (b) the sum of the federal funds rate plus a margin of 0.50% and (c) the sum of the adjusted LIBOR that would be applicable to a loan with an interest period of one month advanced on the applicable day (not to be less than 0.00%) plus a margin of 1.00% or (y) the sum of (i) an applicable margin ranging from 1.75% to 2.50% based on the applicable senior net leverage ratio plus (ii) the offered rate per annum for similar dollar deposits for the applicable interest period that appears on Reuters Screen LIBOR01 Page (not to be less than zero). Swing loans may not be LIBOR loans. The availability of additional draws under this credit facility is conditioned, among other things, upon (after giving effect to such draws) the Total Net Leverage Ratio (as defined in the Credit Agreement) not exceeding 3.75:1.00. In certain circumstances, in connection with a Material Acquisition (as defined in the Credit Agreement), the Company can elect to increase its Total Net Leverage Ratio compliance covenant to 4.25:1.00 for the then current fiscal quarter and the three succeeding fiscal quarters.

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

The Credit Agreement contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The Credit Agreement also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum Interest Coverage Ratio (as defined in the Credit Agreement), a requirement to stay below a maximum Total Net Leverage Ratio (as defined in the Credit Agreement) and a requirement to stay below a maximum permitted amount of capital expenditures. The Credit Agreement also contains restrictions on guarantees, indebtedness, liens, investments and loans, subject to customary carve outs, a restriction on dividends (provided that Addus HealthCare may make distributions to the Company in an amount that does not exceed $7.5 million in any year absent of an event of default, plus limited exceptions for tax and administrative distributions), a restriction on the ability to consummate acquisitions (without the consent of the lenders) under its credit facility subject to compliance with the Total Net Leverage Ratio (as defined in the Credit Agreement thresholds), restrictions on mergers, dispositions of assets, and affiliate transactions, and restrictions on fundamental changes and lines of business. As of September 30, 2021, the Company was in compliance with all financial covenants under the Credit Agreement.

On September 12, 2019, the Company entered into a First Amendment (the “First Amendment”) to its Credit Agreement. The First Amendment increased the Company’s credit facility by $50.0 million in incremental revolving loans, for an aggregate $300.0 million in revolving loans. The First Amendment provides that future incremental loans may be for term loans or an increase to the revolving loan commitments. The First Amendment further provides that the proceeds of such $50.0 million incremental revolving loans may be used for, among other things, general corporate purposes.

On July 30, 2021, the Company entered into the Second Amendment to its Credit Agreement. The Second Amendment, among other things, reallocated and refinanced the Company’s outstanding initial term loans as revolving loans (such that the Company has no outstanding initial term loans and no further initial term loans may be borrowed) and increased the Company’s revolving credit facility to an aggregate amount of $600.0 million. Moreover, the Second Amendment increased the Company’s incremental loan facility to an aggregate amount $125.0 million, which incremental loan facility may be for term loans or an increase to the revolving loan commitments. The maturity of the revolving credit facility was also extended from May 8, 2023 to July 30, 2026. Additionally, the Credit Agreement contemplates a transition from LIBOR, specifically identifies SOFR as the replacement reference rate and details the mechanism for transition at LIBOR cessation, which is anticipated to occur on June 30, 2023. The transition to SOFR is not expected to have a material impact on the Company’s results of operations or liquidity. In connection with the Second Amendment, we incurred approximately $3.0 million of debt issuance costs.

During the nine months ended September 30, 2021, the Company drew $29.0 million under its credit facility to fund the acquisition of Armada. During the nine months ended September 30, 2020, the Company had no draws under its credit facility.

As of September 30, 2021, the Company had a total of $224.9 million of revolving loans, with an interest rate of 2.08%, outstanding on its credit facility. After giving effect to the amount drawn on its credit facility, approximately $8.2 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA (as defined in the Credit Agreement), the Company had $367.0 million of capacity and $123.8 million available for borrowing under its credit facility. As of December 31, 2020, the Company had a total of $178.5 million of revolving loans, with an interest rate of 1.90%, and $18.1 million of term loans, with an interest rate of 1.90%, outstanding on its credit facility.

8. Income Taxes

The effective income tax rates were 26.6% and 23.6% for the three months ended September 30, 2021 and 2020, respectively. The difference between our federal statutory and effective income tax rates is principally due to the inclusion of state taxes and non-deductible compensation partially offset by the use of federal employment tax credits.

The effective income tax rates were 24.7% and 20.5% for the nine months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021, the difference between our federal statutory and effective income tax rates was principally due to the inclusion of state taxes and non-deductible compensation partially offset by the use of federal employment tax credits and excess tax benefit. For the nine months ended September 30, 2020, the difference between our federal statutory and effective income tax rates was principally due to the inclusion of an excess tax benefit and the use of federal employment tax credits partially offset by state taxes and non-deductible compensation. For the nine months ended September 30, 2021 and 2020, the effective tax rates were inclusive of an excess tax benefit of 2.1% and 6.8%, respectively. The excess tax benefit is a discrete item, related to the vesting of equity shares, which requires the Company to recognize the benefit fully in the period. An excess tax benefit results if the Company’s income tax deduction exceeds the cumulative costs of the award recognized on the Unaudited Condensed Consolidated Statements of Income.

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

In the hospice segment, Medicare sequester relief resulted in an increase in net service revenues of $0.7 million and $0.5 million, for the three months ended September 30, 2021 and 2020, respectively, and $2.1 million and $0.8 million for the nine months ended September 30, 2021 and 2020, respectively. In the home health segment, Medicare sequester relief resulted in an increase in net service revenues of $0.1 million, for both the three months ended September 2021 and 2020, and $0.3 million and $0.2 million, for the nine months ended September 2021 and 2020, respectively.

However, the ARPA increases the federal budget deficit in a manner that triggers an additional statutorily mandated sequestration under the Pay-As-You-Go Act of 2010 (“PAYGO Act”). As a result, absent congressional action, Medicare spending will be reduced by up to 4% in fiscal year 2022, to begin to take effect in January 2022, in addition to the existing sequestration requirements of the Budget Control Act of 2011. We cannot currently determine if, or to what extent, our business, results of operations, financial condition or liquidity will ultimately be impacted by mandated sequestration triggers under the PAYGO Act, or if the mandated sequestration will occur.

While conditions related to the COVID-19 pandemic have improved in the United States as vaccinations have become widely available, during the third quarter of 2021, the number of COVID-19 cases and deaths increased in the United States due in part to the emergence of a new variant of the novel coronavirus that causes COVID-19, as well as low vaccination rates in many parts of the country. In response, various governmental authorities and private businesses in the United States continued to implement, or reinstituted, certain mitigation strategies, such as masking and vaccine requirements. The rate of new cases and deaths in the United States are currently decreasing again but longer-term trends are unknown. As such, it is impossible to predict the effect and ultimate impact of the COVID-19 pandemic on the Company as conditions related to the COVID-19 pandemic continue to evolve. See Note 6 for additional information regarding government stimulus advances associated with the COVID-19 pandemic that the Company has received.

Legal Proceedings

From time to time, the Company is subject to legal and/or administrative proceedings incidental to its business.

On June 2, 2021, the Company received a $6.5 million Request for Repayment from Palmetto, GBA, LLC (“Palmetto”), a Medicare administrative contractor, regarding Ambercare Hospice Inc. (“Ambercare”), our subsidiary that provides hospice services in New Mexico. In 2018, the Office of Audit Services (“OAS”), under the HHS Office of Inspector General, initiated a clinical review of certain hospice claims billed during a timeframe from January 1, 2016 to December 31, 2017. The OAS review concluded that certain payments to Ambercare for hospice services during the review period were made in error. The Company acquired Ambercare in May 2018 and has a contractual right to full indemnification from any potential losses from the OAS review through the terms of the Ambercare purchase agreement. The Company disputes the results of the OAS review and related asserted billing errors and is in the process of filing administrative appeals. At this stage, the Company cannot predict the ultimate outcome of the appeal process.

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

The tables below set forth information about the Company’s reportable segments for the three and nine months ended September 30, 2021 and 2020, along with the items necessary to reconcile the segment information to the totals reported in the accompanying Unaudited Condensed Consolidated Financial Statements. Segment assets are not reviewed by the Company’s chief operating decision maker function and therefore are not disclosed below.

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

	For the Three Months Ended September 30, 2021
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$169,609	$39,095	$7,958	$216,662
Cost of services revenues	125,647	18,992	4,977	149,616
Gross profit	43,962	20,103	2,981	67,046
General and administrative expenses	15,166	8,880	1,477	25,523
Segment operating income	$28,796	$11,223	$1,504	$41,523

	For the Three Months Ended September 30, 2020
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$165,916	$23,986	$4,085	$193,987
Cost of services revenues	124,493	10,508	2,685	137,686
Gross profit	41,423	13,478	1,400	56,301
General and administrative expenses	14,837	5,904	925	21,666
Segment operating income	$26,586	$7,574	$475	$34,635

	For the Three Months Ended September 30,
	2021	2020
	(Amounts in Thousands)
Segment reconciliation:
Total segment operating income	$41,523	$34,635

Items not allocated at segment level:
Other general and administrative expenses	20,757	19,067
Depreciation and amortization	3,406	3,045
Interest income	(37)	(87)
Interest expense	1,614	680
Income before income taxes	$15,783	$11,930

	For the Nine Months Ended September 30, 2021
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$510,744	$112,098	$17,015	$639,857
Cost of services revenues	375,744	56,500	10,560	442,804
Gross profit	135,000	55,598	6,455	197,053
General and administrative expenses	46,807	26,016	3,410	76,233
Segment operating income	$88,193	$29,582	$3,045	$120,820

	For the Nine Months Ended September 30, 2020
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$482,849	$73,723	$12,207	$568,779
Cost of services revenues	359,344	33,749	8,553	401,646
Gross profit	123,505	39,974	3,654	167,133
General and administrative expenses	45,042	18,658	2,831	66,531
Segment operating income	$78,463	$21,316	$823	$100,602

	For the Nine Months Ended September 30,
	2021	2020
	(Amounts in Thousands)
Segment reconciliation:
Total segment operating income	$120,820	$100,602

Items not allocated at segment level:
Other general and administrative expenses	63,648	58,939
Depreciation and amortization	10,594	8,872
Interest income	(90)	(576)
Interest expense	4,092	2,309
Income before income taxes	$42,576	$31,058

11. Significant Payors

For the three and nine months ended September 30, 2021 and 2020, the Company’s revenue by payor type was as follows:

	Personal Care
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021		2020		2021		2020
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
State, local and other governmental programs	$83,821	49.5%	$85,344	51.5%	$253,052	49.5%	$242,751	50.3%
Managed care organizations	76,890	45.3	71,700	43.2	231,211	45.3	213,087	44.1
Private pay	4,934	2.9	5,193	3.1	14,883	2.9	15,449	3.2
Commercial insurance	2,459	1.4	2,498	1.5	7,481	1.5	7,468	1.5
Other	1,505	0.9	1,181	0.7	4,117	0.8	4,094	0.9
Total personal care segment net service revenues	$169,609	100.0%	$165,916	100.0%	$510,744	100.0%	$482,849	100.0%

	Hospice
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021		2020		2021		2020
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$36,278	92.8%	$22,404	93.4%	$104,715	93.4%	$68,372	92.8%
Managed care organizations	1,514	3.9	1,130	4.7	4,396	3.9	3,710	5.0
Other	1,303	3.3	452	1.9	2,987	2.7	1,641	2.2
Total hospice segment net service revenues	$39,095	100.0%	$23,986	100.0%	$112,098	100.0%	$73,723	100.0%

	Home Health
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021		2020		2021		2020
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$6,372	80.1%	$3,188	78.0%	$13,699	80.5%	$9,667	79.2%
Managed care organizations	1,218	15.3	829	20.3	2,838	16.7	2,325	19.0
Other	368	4.6	68	1.7	478	2.8	215	1.8
Total home health segment net service revenues	$7,958	100.0%	$4,085	100.0%	$17,015	100.0%	$12,207	100.0%

The Company derives a significant amount of its revenue from its operations in Illinois, New York and New Mexico. The percentages of segment revenue for each of these significant states for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Personal Care
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021		2020		2021		2020
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Illinois	$81,959	48.3%	$74,448	44.9%	$240,131	47.0%	$215,047	44.6%
New York	24,127	14.2	28,381	17.1	77,237	15.1	87,463	18.1
New Mexico	24,214	14.3	21,878	13.2	73,291	14.3	64,402	13.3
All other states	39,309	23.2	41,209	24.8	120,085	23.6	115,937	24.0
Total personal care segment net service revenues	$169,609	100.0%	$165,916	100.0%	$510,744	100.0%	$482,849	100.0%

	Hospice
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021		2020		2021		2020
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Ohio	$15,868	40.6%	$—	—%	$44,676	39.8%	$—	—%
New Mexico	9,268	23.7	10,979	45.8	27,216	24.3	33,431	45.3
All other states	13,959	35.7	13,007	54.2	40,206	35.9	40,292	54.7
Total hospice segment net service revenues	$39,095	100.0%	$23,986	100.0%	$112,098	100.0%	$73,723	100.0%

With the acquisition of Queen City Hospice, the Company expanded our hospice services in the state of Ohio.

	Home Health
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021		2020		2021		2020
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
New Mexico	$7,958	100.0%	$4,085	100.0%	$17,015	100.0%	$12,207	100.0%
Total home health segment net service revenues	$7,958	100.0%	$4,085	100.0%	$17,015	100.0%	$12,207	100.0%

A substantial portion of the Company’s revenue and accounts receivable are derived from services performed for federal, state and local governmental agencies. We derive a significant amount of our net service revenues in Illinois, which represented 37.8%, and 38.5% of our net service revenues for the three months ended September 30, 2021, and 2020, respectively, and accounted for 37.5% and 37.8% of our net service revenues for the nine months ended September 30, 2021 and 2020, respectively. The Illinois Department on Aging, the largest payor program for the Company’s Illinois personal care operations, accounted for 21.3% and 22.9% of the Company’s net service revenues for the three months ended September 30, 2021 and 2020, respectively, and accounted for 21.4% and 23.1% of the Company’s net service revenues for the nine months ended September 30, 2021 and 2020, respectively.

The related receivables due from the Illinois Department on Aging represented 14.4% and 15.9% of the Company’s net accounts receivable at September 30, 2021 and December 31, 2020, respectively.

12. Subsequent Events

On October 1, 2021, we completed the acquisition of Summit Home Health, LLC (“Summit”) for approximately $8.1 million, with funding provided by available cash. With the purchase of Summit, the Company added clinical services to its home health segment in Illinois. The initial accounting is incomplete, therefore the related business combination disclosures cannot be completed. The Company is currently assessing the fair value of identifiable net assets acquired.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements about our business and operations. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words like “believes,” “belief,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “would,” “should” and similar expressions are intended to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the future impact to our business with respect to developments related to the COVID-19 pandemic, including, without limitation, the impact of government regulation and stimulus measures, including the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), Paycheck Protection Program and Health Care Enhancement Act (“PPPHCE Act”), the Consolidated Appropriations Act, 2021 (“CAA”), the COVID-Related Tax Relief Act of 2020, the American Rescue Plan of 2021 (“ARPA”) and other stimulus legislation, as well as the six-point COVID-19 plan announced by the current Presidential administration, along with the related uncertainties regarding the implementation of such stimulus measures and any future stimulus measures related to COVID-19; increased expenses related to personal protective equipment (“PPE”), labor, supply chain, or other expenditures; workforce disruptions and supply shortages and disruptions; changes in operational and reimbursement processes and payment structures at the state or federal levels; changes in Medicaid, Medicare, other government program and managed care organizations policies and payment rates; changes in, or our failure to comply with, existing, federal and state laws or regulations, or our failure to comply with new government laws or regulations on a timely basis; competition in the healthcare industry; the geographical concentration of our operations; changes in the case mix of consumers and payment methodologies; operational changes resulting from the assumption by managed care organizations of responsibility for managing and paying for our services to consumers; the nature and success of future financial and/or delivery system reforms; changes in estimates and judgments associated with critical accounting policies; our ability to maintain or establish new referral sources; our ability to renew significant agreements or groups of agreements; our ability to attract and retain qualified personnel; federal, city and state minimum wage pressure, including any failure of Illinois or any other governmental entity to enact a minimum wage offset and/or the timing of any such enactment; changes in payments and covered services due to the overall economic conditions, including economic and business conditions resulting from the COVID-19 pandemic, and deficit spending by federal and state governments; cost containment initiatives undertaken by state and other third-party payors; our ability to access financing through the capital and credit markets; our ability to meet debt service requirements and comply with covenants in debt agreements; business disruptions due to natural disasters, acts of terrorism, pandemics, riots, civil insurrection or social unrest, looting, protests, strikes or street demonstrations; our ability to integrate and manage our information systems; our ability to prevent cyber-attacks or security breaches to protect our computer systems and confidential consumer data; our expectations regarding the size and growth of the market for our services; the acceptance of privatized social services; our expectations regarding changes in reimbursement rates; eligibility standards and limits on services imposed by state governmental agencies; the potential for litigation; discretionary determinations by government officials; our ability to successfully implement our business model to grow our business; our ability to continue identifying, pursuing, consummating and integrating acquisition opportunities and expand into new geographic markets; the impact of acquisitions and dispositions on our business, including the potential inability to realize the benefits of the acquisition of Queen City Hospice, LLC and its affiliate Miracle City Hospice, LLC (together “Queen City Hospice”); the potential impact of the discontinuation or modification of LIBOR; the effectiveness, quality and cost of our services; our ability to successfully execute our growth strategy; changes in tax rates, including, without limitation, increases in the corporate tax rate; the impact of public health emergencies; the impact of inclement weather or natural disasters; and various other matters, many of which are beyond our control. In addition, these forward-looking statements are subject to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2020, filed with the SEC on March 1, 2021. You should carefully review all of these factors. Moreover, our business may be materially adversely affected by factors that are not currently known to us, by factors that we currently consider immaterial or by factors that are not specific to us, such as general economic conditions. These forward-looking statements were based on information, plans and estimates at the date of this report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes, except as may be required by law.

Overview

We are a home care services provider operating in three segments: personal care, hospice and home health. Our services are principally provided in-home under agreements with federal, state and local government agencies, managed care organizations, commercial insurers and private individuals. Our consumers are predominantly “dual eligible,” meaning they are eligible to receive both Medicare and Medicaid benefits. Managed care revenues accounted for 36.7% and 38.0% of our net service revenues during the three months ended September 30, 2021 and 2020, respectively, and 37.3% and 38.5% of our net service revenues during the nine months ended September 30, 2021 and 2020, respectively.

A summary of our financial results for the three and nine months ended September 30, 2021 and 2020 is provided in the table below.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(Amounts in Thousands)		(Amounts in Thousands)
Net service revenues	$216,662	$193,987	$639,857	$568,779
Net income	$11,577	$9,119	$32,068	$24,684

As of September 30, 2021, we provided our services in 22 states through 207 offices. For the nine months ended September 30, 2021 and 2020, we served approximately 64,000 and 59,000 discrete individuals, respectively. Our personal care segment also includes staffing services, with clients including assisted living facilities, nursing homes and hospice facilities.

COVID-19 Pandemic Update

COVID-19, the disease caused by a novel coronavirus, continues to be widespread throughout the United States and other parts of the world. Governments and public health officials continue to recommend and mandate certain precautions to mitigate the spread of the virus. The number of cases of COVID-19 decreased in the United States as vaccines became widely available, and a significant number of restrictions related to the COVID-19 pandemic in the United States have been eliminated or relaxed as the result of such decrease. In connection with the decrease in the number of COVID-19 cases and the change of restrictions in the United States, economic conditions in the United States have significantly improved during 2021. However, during the third quarter of 2021, the number of COVID-19 case and deaths increased in the United States due in part to the emergence of a new variant of the novel coronavirus that causes COVID-19, as well as low vaccination rates in many parts of the country. In response, various governmental authorities and private businesses in the United States continued to implement, or reinstituted, certain mitigation strategies, such as masking and vaccine requirements. The rate of new cases and deaths in the United States are currently decreasing again but longer-term trends are unknown.

In September 2021, President Biden announced a six-point plan for responding to the COVID-19 pandemic. Part of this plan provides that the Occupational Safety and Health Administration (“OSHA”) will develop a rule which will require all employers with 100 or more employees to require their workforce to be fully vaccinated against COVID-19 (or, alternatively, to provide a negative COVID-19 test result on a weekly basis). The employer mandate has not yet gone into effect and further details, including any proposed OSHA rules, have not been released. Some states have also imposed or have plans to impose vaccine mandates, particularly in healthcare settings. In addition, CMS is expected to issue an emergency regulation requiring COVID-19 vaccination of staff within all Medicare and Medicaid-certified facilities. CMS has indicated that compliance with the vaccine mandate will be a condition of participation in the Medicare and Medicaid programs. The exact scope and other details of the OSHA and CMS mandates are not yet known, but we expect that these rules will impact our home health and hospice segments.

We are monitoring developments related to these plans as information becomes available to assess how these plans, including any national or state vaccine mandates, may impact our workforce in personal care, home health, hospice and our corporate support centers. While the Company has not mandated vaccines for our employees, we have developed a multistep program in order to strongly encourage our employees to get the COVID-19 vaccine, which includes offering a vaccine stipend and prizes as well as creating educational and motivational leadership communication. We are actively engaged in an effort to track vaccination rates among caregivers and to continue to improve those rates. However, it is difficult to predict the future impact of the pandemic or the six-point COVID-19 plan and state vaccine mandates on economic conditions in the United States and our business at this time.

For the three and nine months ended September 30, 2021, COVID-19-related expenses in our personal care segment were approximately $1.3 million and $14.6 million, respectively, which were offset by $0.4 million and $11.7 million, respectively, related to the utilization of a portion of the funds received from the Provider Relief Fund in November 2020 and are included in cost of service revenues on the Condensed Consolidated Statements of Income. As of September 30, 2021, the Company deferred the recognition of the remaining Provider Relief Fund of approximately $0.5 million, which will be recognized as we incur specific expenses related to the pandemic, or we anticipate will be returned, to the extent COVID-19-related expenses are not incurred, by December 31, 2021. Additionally, we recognized revenue of $1.3 million and $6.1 million attributable to temporary rate increases from certain payors in our personal care segment for the three and nine months ended September 30, 2021, respectively.

For the nine months ended September 30, 2021, COVID-19-related expenses in our hospice segment were approximately $1.9 million, which were offset by $1.9 million, related to the utilization of a portion of the funds received from the Queen City Hospice Provider Relief Fund and included in cost of service revenues on the Condensed Consolidated Statements of Income.

As of September 30, 2021, the Company deferred the recognition of $6.7 million of payments received from payors for COVID-19 reimbursement, included within accrued expenses, which will be recognized as we incur specific expenses related to the pandemic, such as expenses related to acquiring additional PPE, or will be returned to the extent COVID-19-related expenses are not incurred. We are not able to reasonably predict the total costs we will incur related to the COVID-19 pandemic, and such costs could be substantial.

As the labor market continues to be tight and unemployment has declined in comparison to earlier levels, the competition for new caregivers has increased, which will continue to impact our ability to attract and retain new caregivers. In addition, the competition for skilled healthcare staff has increased significantly, which continues to impact our ability to attract and retain qualified skilled healthcare staff. To the extent that we continue to have lower unemployment levels in the United States and shortages of caregivers and skilled healthcare staff, it may continue to hinder our ability to attract and retain sufficient caregivers and skilled healthcare staff to meet the continuing demand for both our non-clinical and clinical services. The increased staffing challenges may also result in increased labor cost to satisfy our staffing requirements.

Federal and state agencies continue to issue regulations and guidance related to the COVID-19 pandemic, and the public health situation continues to evolve, and, therefore, we cannot currently predict with certainty the extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted. We will continue to assess the impact and consequences of COVID-19 and government responses to the pandemic, including the enactment and implementation of the CARES Act, the PPPHCE Act, the CAA, the ARPA and other stimulus legislation, as well as the implementation of the President’s six-point COVID-19 plan and any federal and state vaccine mandates, on our business, results of operations, financial condition and cash flows. Given the dynamic nature of these circumstances, the related financial effect cannot be reasonably estimated at this time but is not expected to materially adversely impact our business. See Part I, Item 1A—“Risk Factors — The COVID-19 pandemic could negatively affect our operations, business and financial condition, and our liquidity could also be negatively impacted, particularly if the U.S. economy remains unstable for a significant amount of time” of our Annual Report on Form 10-K for the period ended December 31, 2020, filed with the SEC on March 1, 2021.

See “Liquidity and Capital Resources” below for additional information regarding funds received related to COVID-19 relief.

Acquisitions

In addition to our organic growth, we have grown through acquisitions that have expanded our presence in current markets, with the goal of having all three levels of home care in additional markets, or facilitating our entry into new markets where in-home care has been moving to managed care organizations.

On July 1, 2020, we completed the acquisition of A Plus Health Care, Inc. (“A Plus”) for approximately $14.5 million, including the amount of excess cash held by A Plus at the closing of the acquisition (approximately $2.8 million), with funding provided by available cash. With the purchase of A Plus, we expanded our personal care services in the state of Montana.

On November 1, 2020, we completed the acquisition of County Homemakers, Inc. (“County Homemakers”) for approximately $15.8 million, including the amount of acquired excess cash held by County Homemakers at the closing of the acquisition (approximately $1.1 million), with funding provided by available cash. With the purchase of County Homemakers, we expanded our personal care services in the state of Pennsylvania.

On December 4, 2020, we completed the acquisition of Queen City Hospice for approximately $194.8 million, including the amount of acquired excess cash held by Queen City Hospice at the closing of the acquisition (approximately $15.4 million). With the purchase of Queen City Hospice, we expanded our hospice services in the state of Ohio. Additionally, on December 1, 2020, we completed the acquisition of SunLife Home Care (“SunLife”) for approximately $1.7 million. With the purchase of SunLife, we expanded our personal care services in the state of Arizona. We funded these acquisitions through a combination of our revolving credit facility and available cash.

On August 1, 2021, we completed the acquisition of Armada Skilled Homecare of New Mexico LLC, Armada Hospice of New Mexico LLC and Armada Hospice of Santa Fe LLC (collectively, “Armada”) for approximately $29.8 million, including the amount of acquired excess cash held by Armada at the closing of the acquisition (approximately $0.7 million), with funding provided by our revolving credit facility. With the purchase of Armada, we expanded our home health and hospice services in the state of New Mexico.

On October 1, 2021, we completed the acquisition of Summit Home Health, LLC (“Summit”) for approximately $8.1 million, with funding provided by available cash. With the purchase of Summit, we added clinical services to our home health segment in Illinois.

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

For the three and nine months ended September 30, 2021 and 2020, our revenue by payor and significant states by segment were as follows:

	Personal Care
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021		2020		2021		2020
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
State, local and other government programs	$83,821	49.5%	$85,344	51.5%	$253,052	49.5%	$242,751	50.3%
Managed care organizations	76,890	45.3	71,700	43.2	231,211	45.3	213,087	44.1
Private pay	4,934	2.9	5,193	3.1	14,883	2.9	15,449	3.2
Commercial insurance	2,459	1.4	2,498	1.5	7,481	1.5	7,468	1.5
Other	1,505	0.9	1,181	0.7	4,117	0.8	4,094	0.9
Total personal care segment net service revenues	$169,609	100.0%	$165,916	100.0%	$510,744	100.0%	$482,849	100.0%
Illinois	$81,959	48.3%	$74,448	44.9%	$240,131	47.0%	$215,047	44.6%
New York	24,127	14.2	28,381	17.1	77,237	15.1	87,463	18.1
New Mexico	24,214	14.3	21,878	13.2	73,291	14.3	64,402	13.3
All other states	39,309	23.2	41,209	24.8	120,085	23.6	115,937	24.0
Total personal care segment net service revenues	$169,609	100.0%	$165,916	100.0%	$510,744	100.0%	$482,849	100.0%

	Hospice
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021		2020		2021		2020
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$36,278	92.8%	$22,404	93.4%	$104,715	93.4%	$68,372	92.8%
Managed care organizations	1,514	3.9	1,130	4.7	4,396	3.9	3,710	5.0
Other	1,303	3.3	452	1.9	2,987	2.7	1,641	2.2
Total hospice segment net service revenues	$39,095	100.0%	$23,986	100.0%	$112,098	100.0%	$73,723	100.0%
Ohio	$15,868	40.6%	$—	—%	$44,676	39.8%	$—	—%
New Mexico	9,268	23.7	10,979	45.8	27,216	24.3	33,431	45.3
All other states	13,959	35.7	13,007	54.2	40,206	35.9	40,292	54.7
Total hospice segment net service revenues	$39,095	100.0%	$23,986	100.0%	$112,098	100.0%	$73,723	100.0%

With the acquisition of Queen City Hospice, the Company expanded our hospice services in the state of Ohio.

	Home Health
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021		2020		2021		2020
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$6,372	80.1%	$3,188	78.0%	$13,699	80.5%	$9,667	79.2%
Managed care organizations	1,218	15.3	829	20.3	2,838	16.7	2,325	19.0
Other	368	4.6	68	1.7	478	2.8	215	1.8
Total home health segment net service revenues	$7,958	100.0%	$4,085	100.0%	$17,015	100.0%	$12,207	100.0%
New Mexico	$7,958	100.0%	$4,085	100.0%	$17,015	100.0%	$12,207	100.0%
Total home health segment net service revenues	$7,958	100.0%	$4,085	100.0%	$17,015	100.0%	$12,207	100.0%

We derive a significant amount of our net service revenues in Illinois, which represented 37.8% and 38.5% of our net service revenues for the three months ended September 30, 2021 and 2020, respectively, and accounted for 37.5% and 37.8% of our net service revenues for the nine months ended September 30, 2021 and 2020, respectively.

A significant amount of our net service revenues are derived from one payor client, the Illinois Department on Aging, the largest payor program for our Illinois personal care operations, which accounted for 21.3% and 22.9% of our net service revenues for the three months ended September 30, 2021 and 2020, respectively, and accounted for 21.4% and 23.1% of the Company’s net service revenues for the nine months ended September 30, 2021 and 2020, respectively.

On November 26, 2019, the City of Chicago voted to approve additional increases in the Chicago minimum wage to $14 per hour beginning July 1, 2020 and to $15 per hour beginning July 1, 2021.

Effective January 1, 2021, the state of Illinois fiscal year 2021 budget increased in-home care rates through the Community Care Program by 7.1%, to $23.40 from $21.84. However, the rate increase was delayed and did not take effect until April 1, 2021, as a result of on-going state revenue declines due to COVID-19 and the failure of the November 2020 referendum to revise the Illinois income tax code. On June 29, 2021, the Governor announced the authorization of bonus payments to providers in an amount equivalent to the rate increase for services delivered from January 1, 2021 to March 31, 2021 for state reimbursed hours of care. The bonus payment of $3.0 million was recognized as net service revenues during the three months ended June 30, 2021, and was received in September 2021. On June 17, 2021, the Governor of Illinois signed the fiscal year 2022 budget, which funds an increase of in-home care rates to $24.96 effective January 1, 2022. On July 12, 2021, the State of Illinois submitted its Initial Illinois Spending Plan and Narrative for Home and Community Based Services investments as part of the ARPA. Included in that plan is the acceleration of the rate increase to $24.96 from January 1, 2022, to November 1, 2021, for which the state appears confident that it will receive approval during the fourth quarter of 2021.

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

Hospice

Hospice services provided to Medicare beneficiaries are paid under the Medicare Hospice Prospective Payment System, under which CMS sets a daily rate for each day a patient is enrolled in the hospice benefit. CMS updates these rates each federal fiscal year. Effective October 1, 2021, CMS increased hospice payment rates by 2.0%. This reflects a 2.7% market basket increase reduced by a productivity adjustment of 0.7 percentage points. Additionally, the aggregate cap, which limits the total Medicare reimbursement that a hospice may receive based on an annual per-beneficiary cap amount and the number of Medicare patients served, was updated to $31,297.61 for federal fiscal year 2022. If a hospice’s Medicare payments exceed its aggregate cap, it must repay Medicare the excess amount. Hospices that do not satisfy quality reporting requirements are subject to a 2 percentage point reduction to the market basket update.

New York CDPAP

On February 11, 2021, the state of New York announced its initial selection of parties to enter into contracts as a Lead Fiscal Intermediary under its previously announced Request for Offer (“RFO”) process related to its Consumer Directed Personal Assistance Program (“CDPAP”), in which the Company currently participates as a provider. The Company was not one of the selected entities in the initial RFO process. The announcement followed an extended RFO process first begun in 2019, with responses originally due in February 2020. The Company has submitted a formal protest in response to the selection process, which was filed and accepted on March 19, 2021. The Company has not yet received a response to the formal protest. Based on its current run rate, the Company estimates it will receive $44 million and $3 million in revenue and operating income, respectively, from the program for the year ended December 31, 2021. The Company continues to explore its options, including appeals, other arrangements under which the Company may continue to provide these services, and expense reductions to minimize any potential final impact of the RFO process.

The New York fiscal year 2022 state budget included a provision to add additional fiscal intermediaries (one or two entities per county with specified population sizes, plus entities that meet various other requirements) to those awarded contracts as a Lead Fiscal Intermediary under the initial RFO process, based on the scoring of the original RFO. As scoring of RFOs was not publicly released, it is unknown at this time if the Company’s score ranked high enough to qualify for these additional awards. The Company has submitted a response to the survey issued by the New York Department of Health to determine the additional contract awards. The New York Department of Health has published an anticipated contract start date for all awards to be no earlier than November 1, 2021. No later than the contract start date, we will be required to transition patients within the CDPAP to a fiscal intermediary that has been awarded a contract and cease providing services to those patients. We continue to consider other arrangements and to pursue our protest of the award. Given the uncertainty surrounding the program, the Company has suspended materially all of its new patient admissions under the New York CDPAP program.

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

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. For the three and nine months ended September 30, 2021 and 2020, the federal statutory rate was 21.0%. The effective income tax rate was 26.6% and 23.6% for the three months ended September 30, 2021 and 2020, respectively. The effective income tax rate was 24.7% and 20.5% for the nine months ended September 30, 2021 and 2020, respectively. The difference between our federal statutory and effective income tax rates is due to the inclusion of state taxes, non-deductible compensation, excess tax benefit and the use of federal employment tax credits.

Results of Operations — Consolidated

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

The following table sets forth, for the periods indicated, our unaudited condensed consolidated results of operations.

	For the Three Months Ended September 30,
	2021		2020		Change
		% Of		% Of
		Net Service		Net Service
	Amount	Revenues	Amount	Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Net service revenues	$216,662	100.0%	$193,987	100.0%	$22,675	11.7%
Cost of service revenues	149,616	69.1	137,686	71.0	11,930	8.7
Gross profit	67,046	30.9	56,301	29.0	10,745	19.1
General and administrative expenses	46,280	21.4	40,733	21.0	5,547	13.6
Depreciation and amortization	3,406	1.6	3,045	1.6	361	11.9
Total operating expenses	49,686	23.0	43,778	22.6	5,908	13.5
Operating income	17,360	7.9	12,523	6.4	4,837	38.6
Interest income	(37)	—	(87)	—	50	(57.5)
Interest expense	1,614	0.7	680	0.4	934	137.4
Total interest expense, net	1,577	0.7	593	0.4	984	165.9
Income before income taxes	15,783	7.2	11,930	6.0	3,853	32.3
Income tax expense	4,206	1.9	2,811	1.4	1,395	49.6
Net income	$11,577	5.3%	$9,119	4.6%	$2,458	27.0%

Net service revenues increased by 11.7% to $216.7 million for the three months ended September 30, 2021 compared to $194.0 million for the three months ended September 30, 2020. This increase was primarily due to an increase of $15.1 million from our hospice segment during the three months ended September 30, 2021, compared to the same period in 2020. The increase in our hospice segment revenue was primarily due to an increase in average daily census and revenue per patient day, mainly attributed to the acquisition of Queen City Hospice on December 4, 2020.

Gross profit, expressed as a percentage of net service revenues, increased to 30.9% for the three months ended September 30, 2021, compared to 29.0% for the same period in 2020. The increase was mainly attributed to the full-quarter effect in 2021 of the acquisition of a relatively higher margin hospice segment business in 2020.

General and administrative expenses increased to $46.3 million for the three months ended September 30, 2021, as compared to $40.7 million for the three months ended September 30, 2020. The increase in general and administrative expenses was primarily due to acquisitions that resulted in an increase in administrative employee wages, taxes and benefit costs of $3.3 million and an increase in data processing of $0.4 million. In addition, stock-based compensation increased by $0.9 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. General and administrative expenses, expressed as a percentage of net service revenues increased to 21.4% for the three months ended September 30, 2021, from 21.0% for the three months ended September 30, 2020.

Depreciation and amortization expense increased to $3.4 million from $3.0 million for the three months ended September 30, 2021 and 2020, respectively, primarily due to the intangible assets and property and equipment acquired in the fiscal year 2020 acquisitions.

Interest expense increased to $1.6 million for the three months ended September 30, 2021 from $0.6 million for the three months ended September 30, 2020. The increase in interest expense was primarily due to higher outstanding borrowings under our credit facility for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. The effective income tax rate was 26.6% and 23.6% for the three months ended September 30, 2021 and 2020, respectively. The difference between the federal statutory and our effective income tax rates was principally due to the inclusion of state taxes and non-deductible compensation partially offset by the use of federal employment tax credits.

Nine months Ended September 30, 2021 Compared to Nine months Ended September 30, 2020

The following table sets forth, for the periods indicated, our consolidated results of operations.

	For the Nine Months Ended September 30,
	2021		2020		Change
		% Of		% Of
		Net Service		Net Service
	Amount	Revenues	Amount	Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Net service revenues	$639,857	100.0%	$568,779	100.0%	$71,078	12.5%
Cost of service revenues	442,804	69.2	401,646	70.6	41,158	10.2
Gross profit	197,053	30.8	167,133	29.4	29,920	17.9
General and administrative expenses	139,881	21.9	125,470	22.1	14,411	11.5
Depreciation and amortization	10,594	1.7	8,872	1.6	1,722	19.4
Total operating expenses	150,475	23.6	134,342	23.7	16,133	12.0
Operating income	46,578	7.2	32,791	5.7	13,787	42.0
Interest income	(90)	—	(576)	(0.1)	486	(84.4)
Interest expense	4,092	0.6	2,309	0.4	1,783	77.2
Total interest expense, net	4,002	0.6	1,733	0.3	2,269	130.9
Income before income taxes	42,576	6.6	31,058	5.4	11,518	37.1
Income tax expense	10,508	1.6	6,374	1.1	4,134	64.9
Net income	$32,068	5.0%	$24,684	4.3%	$7,384	29.9%

Net service revenues increased by 12.5% to $639.9 million for the nine months ended September 30, 2021 compared to $568.8 million for the nine months ended September 30, 2020. This increase was primarily due to an increase in revenue of $38.4 million from our hospice segment during the nine months ended September 30, 2021, compared to the same period in 2020. The increase in our hospice segment revenue was primarily due to an increase in average daily census and revenue per patient day, mainly attributed to the acquisition of Queen City Hospice on December 4, 2020. Additionally, net service revenue increased due to a 6.3% increase in revenues per billable hour for the nine months ended September 30, 2021 in our personal care segment.

Gross profit, expressed as a percentage of net service revenues, increased to 30.8% for the nine months ended September 30, 2021, compared to 29.4% for the same period in 2020. The increase was mainly attributed to the acquisition of a relatively higher margin hospice business in 2020.

General and administrative expenses increased to $139.9 million for the nine months ended September 30, 2021 as compared to $125.5 million for the nine months ended September 30, 2020. The increase in general and administrative expenses was primarily due to acquisitions that resulted in an increase in administrative employee wages, taxes and benefit costs of $8.6 million and an increase in rent expense of $0.6 million. In addition, stock-based compensation increased by $3.1 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. General and administrative expenses, expressed as a percentage of net service revenues decreased to 21.9% for the nine months ended September 30, 2021, from 22.1% for the nine months ended September 30, 2020.

Depreciation and amortization expense increased to $10.6 million from $8.9 million for the nine months ended September 30, 2021 and 2020, respectively, primarily due to the intangible assets and property and equipment acquired in the fiscal year 2020 acquisitions.

Interest expense increased to $4.1 million from $2.3 million for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. The increase in interest expense was primarily due to higher outstanding borrowings under our credit facility for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020.

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. The effective income tax rate was 24.7% and 20.5% for the nine months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021, the difference between our federal statutory and effective income tax rates was principally due to the inclusion of state taxes and non-deductible compensation partially offset by the use of federal employment tax credits and excess tax benefit. For the nine months ended September 30, 2020, the difference between our federal statutory and effective income tax rates was principally due to the inclusion of an excess tax benefit and the use of federal employment tax credits partially offset by state taxes and non-deductible compensation. For the nine months ended September 30, 2021 and 2020, the effective tax rates were inclusive of an excess tax benefit of 2.1% and 6.8%, respectively. The excess tax benefit is a discrete item, related to the vesting of equity shares, which requires the Company to recognize the benefit fully in the period.

Results of Operations – Segments

The following tables and related analysis summarize our operating results and business metrics by segment:

Personal Care Segment

	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2021		2020		Change		2021		2020		Change
Personal Care Segment	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)						(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$169,609	100.0%	$165,916	100.0%	$3,693	2.2%	$510,744	100.0%	$482,849	100.0%	$27,895	5.8%
Cost of services revenues	125,647	74.1	124,493	75.0	1,154	0.9	375,744	73.6	359,344	74.4	16,400	4.6
Gross profit	43,962	25.9	41,423	25.0	2,539	6.1	135,000	26.4	123,505	25.6	11,495	9.3
General and administrative expenses	15,166	8.9	14,837	8.9	329	2.2	46,807	9.2	45,042	9.3	1,765	3.9
Segment operating income	$28,796	17.0%	$26,586	16.0%	$2,210	8.3%	$88,193	17.3%	$78,463	16.3%	$9,730	12.4%
Business Metrics (Actual Numbers, Except Billable Hours in Thousands)
Location at period end							162		153
Average billable census * (1)	37,979		38,589		(610)	(1.6)%	38,266		38,443		(177)	(0.5)%
Billable hours * (2)	7,537		7,778		(241)	(3.1)	22,712		22,825		(113)	(0.5)
Average billable hours per census per month * (2)	65.8		66.9		(1.1)	(1.6)	65.7		65.6		0.1	0.2
Billable hours per business day * (2)	114,195		117,841		(3,646)	(3.1)	116,472		116,454		18	-
Revenues per billable hour * (2)	$22.47		$21.29		$1.18	5.5%	$22.45		$21.11		$1.34	6.3%
Same store revenue growth % * (3)	4.0		4.8				6.6		8.8

(1)	Average billable census is the average number of unique clients receiving a billable service during the year and is the total census divided by months in operation during the period.
(2)

Billable hours is the total number of hours served to clients during the period. Average billable hours per census per month is billable hours divided by average billable census. Billable hours per day is total billable hours divided by the number of business days in the period. Revenues per billable hour is revenue attributed to billable hours divided by billable hours.

(3)

Same store revenue growth reflects the change in year-over-year revenue for the same store base. We define the same store base to include those stores open for at least 52 full weeks. This measure highlights the performance of existing stores, while excluding the impact of acquisitions, new store openings and closures. In addition, the Company has suspended materially all of its new patient admissions under the New York CDPAP program based on program uncertainty and therefore excludes associated revenues from this calculation.

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

We derive a significant amount of our net service revenues from operations in Illinois, which represented 37.8% and 38.5% of our net service revenues for the three months ended September 30, 2021 and 2020, respectively, and accounted for 37.5% and 37.8% of our net service revenues for the nine months ended September 30, 2021 and 2020, respectively. One payor client, the Illinois Department on Aging, accounted for 21.3% and 22.9% of net service revenues for the three months ended September 30, 2021 and 2020, respectively, and accounted for 21.4% and 23.1% of net service revenues for the nine months ended September 30, 2021 and 2020, respectively.

Net service revenues from state, local and other governmental payors accounted for 49.5% and 51.5% of net service revenues for the three months ended September 30, 2021 and 2020, respectively. Managed care organizations accounted for 45.3% and 43.2% of net service revenues for the three months ended September 30, 2021 and 2020, respectively, with commercial insurance, private pay and other payors accounting for the remainder of net service revenues. Net service revenues from state, local and other governmental payors accounted for 49.5% and 50.3% of net service revenues for the nine months ended September 30, 2021 and 2020, respectively. Managed care organizations accounted for 45.3% and 44.1% of net service revenues for the nine months ended September 30, 2021 and 2020, respectively with commercial insurance, private pay and other payors accounting for the remainder of net service revenues.

Net service revenues increased by 2.2% and 5.8% for the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020. Net service revenues included a 5.5% and 6.3% increase in revenues per billable hour for the three and nine months ended September 30, 2021, respectively, mainly attributed to rate increases discussed above, as compared to the three and nine months ended September 30, 2020. The Company experienced a decrease in New York net service revenues of $4.3 million and $10.2 million for the three and nine months ended September 30, 2021, respectively, driven by a decrease in the New York CDPAP program as discussed above, compared to the three and nine months ended September 30, 2020.

Gross profit, expressed as a percentage of net service revenues, increased to 25.9% for the three months ended September 30, 2021 from 25.0% for the three months ended September 30, 2020 and to 26.4% for the nine months ended September 30, 2021 from 25.6% for the nine months ended September 30, 2020. This increase was primarily due to a decrease in direct payroll as a percentage of net service revenues of 0.5% and 0.6%, for the three and nine months ended September 30, 2021, respectively, as compared to the three months ended September 30, 2020.

For the three months ended September 30, 2021 and 2020, general and administrative expenses, expressed as a percentage of net service revenues, remained flat at 8.9% for each period, and 9.2% and 9.3% for the nine months ended September 30, 2021 and 2020, respectively.

Hospice Segment

	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2021		2020		Change		2021		2020		Change
Hospice Segment	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)						(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$39,095	100.0%	$23,986	100.0%	$15,109	63.0%	$112,098	100.0%	$73,723	100.0%	$38,375	52.1%
Cost of services revenues	18,992	48.6	10,508	43.8	8,484	80.7	56,500	50.4	33,749	45.8	22,751	67.4
Gross profit	20,103	51.4	13,478	56.2	6,625	49.2	55,598	49.6	39,974	54.2	15,624	39.1
General and administrative expenses	8,880	22.7	5,904	24.6	2,976	50.4	26,016	23.2	18,658	25.3	7,358	39.4
Segment operating income	$11,223	28.7%	$7,574	31.6%	$3,649	48.2%	$29,582	26.4%	$21,316	29.0%	$8,266	38.8%
Business Metrics (Actual Numbers)
Locations at period end							34		30
Admissions * (1)	2,565		1,339		1,226	91.6%	7,211		4,393		2,818	64.1%
Average daily census * (2)	2,629		1,681		948	56.4	2,523		1,762		761	43.2
Average discharge length of stay * (3)	95		109		(14)	(12.7)	95		103		(8)	(7.4)
Patient days * (4)	240,692		154,609		86,083	55.7	680,600		482,765		197,835	41.0
Revenue per patient day * (5)	$162.43		$155.14		$7.29	4.7%	$164.71		$152.71		$12.00	7.9%
Organic growth *
- Revenue * (6)	(4.8)%		(5.6)%				(7.2)%		—%
- Average daily census * (6)	(7.6)%		(6.2)%				(24.6)%		3.9%

(1)	Represents referral process and new patients on service during the period.
(2)	Average daily census is total patient days divided by the number of days in the period.
(3)	Average length of stay is the average number of days a patient is on service, calculated upon discharge, and is total patient days divided by total discharges in the period.
(4)	Patient days is days of service for all patients in the period.
(5)	Revenue per patient day is hospice revenue divided by the number of patient days in the period.
(6)

Revenue organic growth and average daily census organic growth reflect the change in year-over-year revenue and average daily census for the same store base. We define the same store base to include those stores open for at least 52 full weeks. These measures highlight the performance of existing stores, while excluding the impact of acquisitions, new store openings and closures.

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

Net service revenues from Medicare accounted for 92.8% and 93.4% and managed care organizations accounted for 3.9% and 4.7% for the three months ended September 30, 2021 and 2020, respectively. Net service revenues from Medicare accounted for 93.4% and 92.8% and managed care organizations accounted for 3.9% and 5.0% for the nine months ended September 30, 2021 and 2020, respectively.

Net service revenues increased by $15.1 million and $38.4 for the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020. For the three and nine months ended September 30, 2021, net service revenues increased primarily due to increases in average daily census and revenue per patient day mainly attributed to the acquisition of Queen City Hospice on December 4, 2020, partially offset by a decrease in organic growth, compared to the three and nine months ended September 30, 2020.

Gross profit, expressed as a percentage of net service revenues was 51.4% and 56.2% for the three months ended September 30, 2021 and 2020, respectively, and 49.6% and 54.2%, for the nine months ended September 30, 2021 and 2020, respectively. For the three and nine months ended September 30, 2021, the decrease as a percentage of net service revenues was mainly attributed to an increase of direct employee wages, taxes and benefit costs of 4.7% and 4.5%, respectively.

The hospice segment’s general and administrative expenses primarily consist of administrative employee wages, taxes and benefit costs, rent, information technology and office expenses. General and administrative expenses, expressed as a percentage of net service revenues was 22.7% and 24.6% for the three months ended September 30, 2021 and 2020, respectively, and 23.2% and 25.3% for the nine months ended September 30, 2021 and 2020, respectively. These decreases for the three and nine months ended September 30, 2021 compared to corresponding periods in 2020 are primarily due to acquisitions synergies. The increase in general and administrative expenses for the three and nine months ended September 30, 2021, was primarily due to acquisitions that resulted in a $2.3 million and $5.5 million increase in administrative employee wages, taxes and benefit costs.

Home Health Segment

	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2021		2020		Change		2021		2020		Change
Home Health Segment	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)						(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$7,958	100.0%	$4,085	100.0%	$3,873	94.8%	$17,015	100.0%	$12,207	100.0%	$4,808	39.4%
Cost of services revenues	4,977	62.5	2,685	65.7	2,292	85.4	10,560	62.1	8,553	70.1	2,007	23.5
Gross profit	2,981	37.5	1,400	34.3	1,581	112.9	6,455	37.9	3,654	29.9	2,801	76.7
General and administrative expenses	1,477	18.6	925	22.6	552	59.7	3,410	20.0	2,831	23.2	579	20.5
Segment operating income	$1,504	18.9%	$475	11.6%	$1,029	216.6%	$3,045	17.9%	$823	6.7%	$2,222	270.0%
Business Metrics (Actual Numbers)
Locations at period end							11		10
New admissions * (1)	2,608		1,096		1,512	138.0%	4,962		3,186		1,776	55.7%
Recertifications * (2)	1,081		607		474	78.1	2,476		2,006		470	23.4
Total volume * (3)	3,689		1,703		1,986	116.6	7,438		5,192		2,246	43.3
Visits * (4)	55,963		28,073		27,890	99.3%	115,210		91,580		23,630	25.8%
Organic growth *
- Revenue * (5)	24.8%		(8.9)%				15.9%		(0.6)%
- New Admissions * (5)	27.9%		42.6%				23.8%		23.0%

(1)	Represents new patients during the period.
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
(5)

Revenue organic growth and new admissions organic growth reflect the change in year-over-year revenue and new admissions for the same store base. We define the same store base to include those stores open for at least 52 full weeks. These measures highlight the performance of existing stores, while excluding the impact of acquisitions, new store openings and closures.

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

Home health generates net service revenues by providing home health services on a short-term, intermittent or episodic basis to individuals, generally to treat an illness or injury. Net service revenues from Medicare accounted for 80.1% and 78.0%, managed care organizations accounted for 15.3% and 20.3% and other accounted for 4.6% and 1.7% for the three months ended September 30, 2021 and 2020, respectively. Net service revenues from Medicare accounted for 80.5% and 79.2%, managed care organizations accounted for 16.7% and 19.0% and other accounted for 2.8% and 1.8% for the nine months ended September 30, 2021 and 2020, respectively. Home health services provided to Medicare beneficiaries are paid under the Medicare Home Health Prospective Payment System (“HHPPS”). Effective January 1, 2020, CMS began using a 30-day episode of care for home health payments and implemented the Patient-Driven Groupings Model (“PDGM”)

as part of the shift toward value-based care. The PDGM classifies patients based on clinical characteristics and other patient information into payment categories and eliminates the use of therapy service thresholds for determination of payments. Also effective January 1, 2020, CMS finalized a policy allowing therapy assistants to provide maintenance therapy services in the home and modified certain requirements relating to the home health plan of care.

Net service revenues increased by $3.9 million and $4.8 million for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020. Total visits increased for the three and nine months ended September 30, 2021, mainly attributed to organic growth and the acquisition of Armada on August 1, 2021.

Gross profit, expressed as a percentage of net service revenues was 37.5% and 34.3% for the three months ended September 30, 2021 and 2020, respectively, and 37.9% and 29.9%, for the nine months ended September 30, 2021 and 2020, respectively. For the three and nine months ended September 30, 2021, the increase was due to a decrease of direct employee wages, taxes and benefit costs of 2.7% and 6.9%, respectively, as a percentage of net service revenues. Gross profit, expressed as a percentage of net service revenues, for the three and nine months ended September 30, 2021 improved compared to the corresponding periods in 2020, due to PDGM case mix and improvements as restrictions related to COVID-19 ease.

The home health segment’s general and administrative expenses consist of administrative employee wages, taxes and benefit costs, rent, information technology and office expenses. General and administrative expenses, expressed as a percentage of net service revenues was 18.6% and 22.6% for the three months ended September 30, 2021 and 2020, respectively, and 20.0% and 23.2% for the nine months ended September 30, 2021 and 2020, respectively.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand, cash from operations and borrowings under our credit facility. At September 30, 2021 and December 31, 2020, we had cash balances of $152.4 million and $145.1 million, respectively.

Cash flows from operating activities represent the inflow of cash from our payor clients and the outflow of cash for payroll and payroll taxes, operating expenses, interest and taxes. The open receivable balance from the Illinois Department on Aging, the largest payor program for the Company’s Illinois personal care operation, decreased by $1.7 million from $21.2 million as of December 31, 2020 to $18.1 million as of September 30, 2021. The state of Illinois fiscal year 2021 budget included an appropriation to raise in-home care rates to offset previous minimum wage increases by the City of Chicago. However the rate increase was delayed and did not take effect until April 1, 2021, as a result of on-going state revenue declines due to COVID-19 and the failure of the November 2020 referendum to revise the Illinois income tax code. On June 29, 2021, the Governor announced the authorization of bonus payments to providers in an amount equivalent to the rate increase for services delivered from January 1, 2021 to March 31, 2021 for state reimbursed hours of care. The bonus payment of $3.0 million was recognized as net service revenues during the three months ended June 30, 2021, and was received in September 2021.

During the three and nine months ended September 30, 2021, we drew $29.0 million under credit facility to fund the acquisition of Armada. Additionally, we reallocated and refinanced $17.4 million of our outstanding initial term loans as revolving loans, as discussed below. During the nine months ended September 30, 2020, we did not draw on the term loan. As of September 30, 2021, we had a total of $224.9 million in revolving loans, with an interest rate of 2.08%. After giving effect to the amount drawn on our credit facility, approximately $8.2 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA, we had $367.0 million of capacity and $123.8 million available for borrowing under our revolving credit loan facility. At December 31, 2020, we had a total of $178.5 million revolving credit loans, with an interest rate of 1.90%, and $18.1 million term loans, with an interest rate of 1.90%.

Our credit facility requires us to maintain a total net leverage ratio not exceeding 3.75:1.00. At September 30, 2021, we were in compliance with our financial covenants under the Credit Agreement. Although we believe our liquidity position remains strong, we can provide no assurance that we will remain in compliance with the covenants in our Credit Agreement, and in the future, it may prove necessary to seek an amendment with the bank lending group under our credit facility. Additionally, there can be no assurance that we will be able to raise additional funds on terms acceptable to us, if at all.

COVID-19

Any deterioration in economic conditions in the United States, including as the result of the COVID-19 pandemic, would pose a risk to states’ budgets, which in turn could affect our collections. Depending on the severity and length of any potential economic downturn, states could face significant fiscal challenges and revise their revenue forecasts and adjust their budgets, and sales tax collections and income tax withholdings could be depressed in fiscal 2021 (which began July 1 in most states), and, potentially, future fiscal years. In this regard, Illinois, New York and New Mexico, our top three markets, previously revised revenue estimates downward for the 2021 fiscal year as the result of earlier negative economic conditions arising from the pandemic. Also in response to reduced revenues, the state of New York authorized the issuance of short-term bonds and implemented uniform reductions to Medicaid payments. Effective for dates of service on or after April 2, 2020, the uniform reduction rate is 1.5%. The reduction applies to home health services but hospice services are exempt. We cannot determine the impact that COVID-19 may have on states’ budgets for 2022 or beyond, or if additional federal stimulus measures will be provided. However, such impacts could have a material adverse effect on our financial condition, results of operations and cash flows.

As a result of the COVID-19 pandemic, federal and state governments have passed legislation, promulgated regulations, and taken other administrative actions intended to assist healthcare providers in providing care to COVID-19 patients and other patients during the public health emergency. These temporary measures include relief from Medicare conditions of participation requirements for healthcare providers, relaxation of licensure requirements for healthcare professionals, relaxation of privacy restrictions for telehealth remote communications, promoting use of telehealth by expanding the scope of services for which Medicare reimbursement is available, and limited waivers of fraud and abuse laws for activities related to COVID-19 during the emergency period. The current federal public health emergency declaration expires January 16, 2022, but HHS has indicated it will provide states with 60 days’ notice prior to termination of the declaration.

The ARPA, which became law on March 11, 2021, provides for $350 billion in relief funding for eligible state, local, territorial, and Tribal governments to mitigate the fiscal effects of the COVID-19 public health emergency. Additionally, the law provides for a 10 percentage point increase in federal matching funds for Medicaid home and community based services (“HCBS”) from April 1, 2021, through March 30, 2022, provided the state satisfies certain conditions. States must use the funds attributable to this matching fund increase to supplement existing state funds expended for Medicaid HCBS in effect as of April 1, 2021, and must use the state funds equivalent to the matching fund increase to implement or supplement the implementation of activities to enhance HCBS under the Medicaid program. States will be permitted to use the state funds equivalent to the additional federal funds through March 31, 2024. The additional federal funds and other federal stimulus measures may help to ease state-level budget constraints due to COVID-19.

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

In November 2020, the Company received grants in an aggregate principal amount of $13.7 million from the Provider Relief Fund, for which we had previously applied. The Company utilized $0.4 million and $11.7 million of these funds for the three and nine months ended September 30, 2021, respectively, for healthcare related expenses, including retention payments, attributable to COVID-19 that were unreimbursed by other sources. In accordance with the current guidance issued by HHS, the Company expects to utilize additional funds through December 31, 2021, at which point we anticipate any unused funds will be returned. We are required to properly and fully document the use of such funds in reports to HHS, which must be submitted no later than March 31, 2022. The Company’s ability to utilize and retain some or all of such funds will depend on the terms and conditions of the funds received. Queen City Hospice administered retention payments totaling $1.9 million to caregivers for the nine months ended September 30, 2021, which we believed to be necessary to secure and maintain adequate personnel. Commercial organizations that receive and expend annual total awards of $750,000 or more in federal funding, including payments received through the Provider Relief Fund, are subject to federal audit requirements.

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

Payroll tax deferral

The CARES Act also provides for certain federal income and other tax changes, including allowing for the deferral of the employer portion of Social Security payroll taxes through December 31, 2020. The payroll tax deferral requires that the deferred payroll taxes be paid over two years, with half of the amount required to be paid by December 31, 2021 and the other half by December 31, 2022. The Company received a cash benefit of approximately $7.1 million related to the deferral of employer payroll taxes for 2020 under the CARES Act, for the period April 2, 2020 through June 30, 2020. Effective July 1, 2020, the Company began paying its deferred portion of employer Social Security payroll taxes and expects to repay half of the $7.1 million in the fourth quarter of 2021.

Medicare sequester

The CARES Act and related legislation also include other provisions offering financial relief, for example temporarily lifting the Medicare sequester, which would have otherwise reduced payments to Medicare providers by 2% as required by the Budget Control Act of 2011, from May 1, 2020, through December 31, 2021 (but also extending sequestration through 2030).

In our hospice segment, Medicare sequester relief resulted in an increase in net service revenues of $0.7 million and $0.5 million, for the three months ended September 30, 2021 and 2020, respectively, and $2.1 million and $0.8 million for the nine months ended September 30, 2021 and 2020, respectively. In our home health net segment, Medicare sequester relief resulted in an increase in net service revenues of $0.1 million, for both the three months ended September 2021 and 2020, and $0.3 million and $0.2 million, for the nine months ended September 2021 and 2020, respectively.

However, the ARPA increases the federal budget deficit in a manner that triggers an additional statutorily mandated sequestration under the PAYGO Act. As a result, absent congressional action, Medicare spending will be reduced by up to 4% in fiscal year 2022, to begin to take effect in January 2022, in addition to the existing sequestration requirements of the Budget Control Act of 2011. We cannot currently determine if, or to what extent, our business, results of operations, financial condition or liquidity will ultimately be impacted by mandated sequestration triggers under the PAYGO Act, or if the mandated sequestration will occur.

Amended and Restated Senior Secured Credit Facility

We entered into the Amended and Restated Credit Agreement, dated as of October 31, 2018, with certain lenders and Capital One, National Association, as a lender and as agent for all lenders (as amended by the Amendment (as hereinafter defined) and the Second Amendment (as hereinafter defined), the “Credit Agreement”). This credit facility totaled $269.6 million, inclusive of a $250.0 million revolving loan and a $19.6 million delayed draw term loan and is evidenced by the Credit Agreement. This credit facility amended and restated our existing senior secured credit facility totaling $250.0 million. As used throughout this Annual Report on Form 10-K, “credit facility” shall mean the credit facility evidenced by the Credit Agreement.

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

On September 12, 2019, we entered into a First Amendment (the “First Amendment”) to our Credit Agreement. The First Amendment increased our credit facility by $50.0 million in incremental revolving loans, for an aggregate $300.0 million in revolving loans. The First Amendment provides that future incremental loans may be for term loans or an increase to the revolving loan commitments. The First Amendment further provides that the proceeds of such $50.0 million incremental revolving loan may be used for, among other things, general corporate purposes.

On July 30, 2021, the Company entered into a Second Amendment (the “Second Amendment”) to our Credit Agreement. The Second Amendment, among other things, reallocated and refinanced the Company’s outstanding initial term loans as revolving loans (such that the Company has no outstanding initial term loans and no further initial term loans may be borrowed) and increased the Company’s revolving credit facility to an aggregate amount of $600.0 million. Moreover, the Second Amendment increased the Company’s incremental loan facility to an aggregate amount $125.0 million, which incremental loan facility may be for term loans or an increase to the revolving loan commitments. The maturity of the revolving credit facility was also extended from May 8, 2023 to July 30, 2026. Additionally, the Credit

Agreement contemplates a transition from LIBOR, specifically identifies SOFR as the replacement reference rate and details the mechanism for transition at LIBOR cessation, which is anticipated to occur on June 30, 2023. The transition to SOFR is not expected to have a material impact on the Company’s results of operations or liquidity. In connection with the Second Amendment, we incurred approximately $3.0 million of debt issuance costs.

At September 30, 2021, we were in compliance with our financial covenants under the Credit Agreement.

Cash Flows

The following table summarizes changes in our cash flows for the nine months ended September 30, 2021 and 2020:

	For the Nine Months Ended September 30,
	2021	2020
	(Amounts in Thousands)
Net cash provided by operating activities	$14,287	$73,299
Net cash used in investing activities	(32,433)	(17,507)
Net cash provided by financing activities	25,447	2,825

Nine months Ended September 30, 2021 Compared to Nine months Ended September 30, 2020

Net cash provided by operating activities was $14.3 million for the nine months ended September 30, 2021, compared to $73.3 million for the same period in 2020. The decrease for the nine months ended September 30, 2021, in cash provided by operations compared to the same period in 2020, was due to the timing of accounts receivable of $32.6 million, and the timing of $31.5 million of government stimulus funds.

Net cash used in investing activities was $32.4 million for the nine months ended September 30, 2021 compared to $17.5 million for the nine months ended September 30, 2020. Our investing activities for the nine months ended September 30, 2021 consisted of $29.1 million primarily for the acquisition of Armada and $3.2 million in purchases of property and equipment primarily related to our ongoing investments in our technology infrastructure. Our investing activities for the nine months ended September 30, 2020 consisted of $11.7 million primarily for the acquisition of A Plus and $5.9 million in purchases of property and equipment primarily related to investments in our technology infrastructure.

Our financing activities for the nine months ended September 30, 2021 included borrowings of $29.0 million on the revolver portion of our credit facility to fund the Armada acquisition, the reallocation and refinancing of $17.4 million of our outstanding initial term loans as revolving loans, cash paid for debt issuance costs of $3.0 million and term loan payments of $0.7 million. Net cash provided by financing activities was related to cash received from the exercise of stock options of $3.3 million for the nine months ended September 30, 2020.

Outstanding Accounts Receivable

Gross accounts receivable as of September 30, 2021 and December 31, 2020 were approximately $135.6 million and $133.4 million, respectively. Outstanding accounts receivable, net of allowance, increased by $1.2 million as of September 30, 2021 as compared to December 31, 2020. Accounts receivable for the Illinois Department on Aging decreased approximately $1.7 million during the quarter ended September 30, 2021. We received a bonus payment of $3.0 million from the Illinois Department on Aging in September of 2021. Our collection procedures include review of account aging and direct contact with our payors. We have historically not used collection agencies. An uncollectible amount is written off to the allowance account after reasonable collection efforts have been exhausted.

We calculate our DSO by taking the trade accounts receivable outstanding, net of allowance for doubtful accounts, divided by the net service revenues for the last quarter, multiplied by the number of days in that quarter. Our DSOs were 53 days and 61 days at September 30, 2021 and December 31, 2020, respectively. The DSOs for our largest payor, the Illinois Department on Aging, at September 30, 2021 and December 31, 2020 were 36 days and 46 days, respectively. We may not receive payments on a consistent basis in the near term and our DSOs and the DSO for the Illinois Department on Aging may increase despite the state of Illinois’s enactment of state budgets for fiscal years 2021 and 2022.

Any deterioration in economic conditions in the United States, including as the result of the COVID-19 pandemic, would pose a risk to states’ budgets, which in turn could affect our collections. Depending on the severity and length of any potential economic downturn, states could face significant fiscal challenges and revise their revenue forecasts and adjust their budgets, and sales tax collections and income tax withholdings could be depressed in fiscal 2021 (which began July 1 in most states), and, potentially, future fiscal years. The ARPA provided $350 billion dollars in emergency funding for state, local, territorial, and Tribal governments to remedy the mismatch between increasing costs and decreasing revenues. We cannot determine if Congress will provide additional relief with additional stimulus and relief legislation, including extension of unemployment benefits and relief for states. These and other federal stimulus measures may help to ease state-level budget constraints due to the COVID-19 pandemic. We cannot determine the impact that the economic slowdown caused by the COVID-19 pandemic may have on states’ budgets for 2022 or beyond, or if additional federal stimulus measures will be provided. However, such impacts could have a material adverse effect on our financial condition, results of operations and cash flows.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

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

We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. As of September 30, 2021, we had outstanding borrowings of approximately $224.9 million on our credit facility, all of such borrowings were subject to variable interest rates. If the variable rates on this debt were 100 basis points higher than the rate applicable to the borrowing during the three and nine months ended September 30, 2021, our net income would have decreased by $0.4 million, or $0.03 per diluted share, and $1.2 million, or $0.07 per diluted share, respectively. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1*

Second Amendment to Amended and Restated Credit Agreement, dated as of July 30, 2021, by and among Addus HealthCare, Inc., as the Borrower, Addus HomeCare Corporation, the other Credit Parties party thereto, Capital One, National Association, as administrative agent and as a Lender, and the other Lenders party thereto (filed on August 4, 2021 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34504) and incorporated by reference herein).

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
*

Schedules and exhibits have been omitted pursuant to Item 601 of Regulation S-K. The Company hereby undertakes to furnish supplementally a copy of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADDUS HOMECARE CORPORATION

Date: November 2, 2021	By:	/s/ R. DIRK ALLISON

R. Dirk Allison Chairman and Chief Executive Officer (As Principal Executive Officer)

Date: November 2, 2021	By:	/s/ BRIAN POFF

Brian Poff Chief Financial Officer (As Principal Financial Officer)