Form 10-K
period 2021-12-31
Addus HomeCare Corp
filed 2022-02-25
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.       Yes  ☒     No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the last sale price on The Nasdaq Global Market on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1,364,290,000.

As of February 18, 2022, there were 15,952,001 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2022 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2021 fiscal year) are incorporated by reference into Part III of this Annual Report on Form 10-K.

Auditor Firm PCAOB Id:	238	Auditor Name:	PricewaterhouseCoopers LLP	Auditor Location:	Dallas, Texas

SPECIAL CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

When included in this Annual Report on Form 10-K, or in other documents that we file with the Securities and Exchange Commission (“SEC”) or in statements made by or on behalf of the Company, words like “believes,” “belief,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “would,” “should,” and similar expressions are intended to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to:

•

the anticipated impact to our business with respect to developments related to the COVID-19 pandemic, including, without limitation, those related to the length and severity of the pandemic, as well as the timing, availability and acceptance of effective medical treatments, vaccines and booster shots; the spread of potentially more contagious and/or virulent forms of the virus; the pandemic’s impact on our operations, reimbursement and our consumer population; measures we are taking to respond to the pandemic; the impact of government regulation, stimulus and relief measures, including the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), Paycheck Protection Program and Health Care Enhancement Act (“PPPHCE Act”), the Consolidated Appropriations Act, 2021 (“CAA”), the COVID-Related Tax Relief Act of 2020, the American Rescue Plan of 2021 (“ARPA”) and any other stimulus or relief legislation, along with the related uncertainties regarding such measures and any future measures related to COVID-19; increased expenses related to personal protective equipment (“PPE”), labor, supply chain, or other expenditures; workforce disruptions, including shortages and increased labor expenses, associated with competitive labor market conditions and the impact of quarantines; the impact of vaccine mandates on the workforce; and supply shortages and disruptions;

•	changes in operational and reimbursement processes and payment structures at the state or federal levels;
•	changes in Medicaid, Medicare, other government program and managed care organizations policies and payment rates;
•	changes in, or our failure to comply with, existing, federal and state laws or regulations, or our failure to comply with new government laws or regulations on a timely basis;
•	competition in the healthcare industry;
•	the geographical concentration of our operations;
•	changes in the case mix of consumers and payment methodologies;
•	operational changes resulting from the assumption by managed care organizations of responsibility for managing and paying for our services to consumers;
•	the nature and success of future financial and/or delivery system reforms;
•	changes in estimates and judgments associated with critical accounting policies;
•	our ability to maintain or establish new referral sources;
•	our ability to renew significant agreements or groups of agreements;
•	our ability to attract and retain qualified personnel;
•	federal, state and city minimum wage pressure, including any failure of any governmental entity to enact a minimum wage offset and/or the timing of any such enactment;
•

changes in payments and covered services due to the overall economic conditions, including economic and business conditions resulting from the COVID-19 pandemic, and deficit spending by federal and state governments;

•	cost containment initiatives undertaken by federal, state and other third-party payors;
•	our ability to access financing through the capital and credit markets;

•	our ability to meet debt service requirements and comply with covenants in debt agreements;
•	business disruptions due to natural disasters, acts of terrorism, pandemics, riots, civil insurrection or social unrest, looting, protests, strikes or street demonstrations;
•	our ability to integrate and manage our information systems;
•	our ability to prevent cyber-attacks or security breaches to protect our information technology systems and confidential consumer data;
•	our expectations regarding the size and growth of the market for our services;
•	the acceptance of privatized social services;
•	our expectations regarding changes in reimbursement rates;
•	eligibility standards and limits on services imposed by state governmental agencies;
•	the potential for litigation;
•	discretionary determinations by government officials;
•	our ability to successfully implement our business model to grow our business;
•	our ability to continue identifying, pursuing, consummating and integrating acquisition opportunities and expand into new geographic markets;
•	the impact of acquisitions and dispositions on our business, including the potential inability to realize the benefits of potential acquisitions;
•	the effectiveness, quality and cost of our services;
•	our ability to successfully execute our growth strategy;
•	changes in tax rates;
•	the impact of public health emergencies, including the COVID-19 pandemic;
•	the impact of inclement weather or natural disasters; and
•	various other matters, many of which are beyond our control.

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

Unless otherwise provided, “Addus,” “we,” “us,” “our,” and the “Company” refer to Addus HomeCare Corporation and our consolidated subsidiaries and “Holdings” refers to Addus HomeCare Corporation. When we refer to 2021, 2020 and 2019, we mean the twelve month period then ended December 31, unless otherwise provided.

A copy of this Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC, including all exhibits, is available on our internet website at http://www.addus.com on the “Investors” page link. Information contained on, or accessible through, our website is not a part of, and is not incorporated by reference into, this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

Overview

Addus has been providing home care services since 1979. We operate three segments: personal care, hospice, and home health. Our services are principally provided in-home under agreements with federal, state and local government agencies, managed care organizations, commercial insurers and private individuals. Our consumers are predominantly “dual eligible,” meaning they are eligible to receive both Medicare and Medicaid benefits.

As of December 31, 2021, we provided services in 22 states through approximately 206 offices. For the years ended December 31, 2021 and 2020, we served approximately 67,000 and 66,000 discrete consumers, respectively.

We continue to drive organic growth while also growing through acquisitions, focusing on growth in the states in which we have a presence while adding clinical care services to our offerings. As of December 31, 2021, we provide all three levels of care, personal care, home health and hospice services, in Ohio and New Mexico and strategically continue to pursue other markets.

A summary of our financial results is provided in the table below.

	For the Years Ended December 31,
	2021	2020
	(Amounts in Thousands)
Personal care	$685,854	$647,233
Hospice	152,253	101,297
Home health	26,392	16,245
Total net service revenue by segment	$864,499	$764,775

Net income	$45,126	$33,133
Total assets	947,585	892,582

Our services and operating model address a number of crucial needs across the healthcare continuum. Care provided in the home generally costs less than facility-based care and is typically preferred by consumers and their families. By providing services in the home to the elderly and others who require long-term care and support with the activities of daily living, we lower the cost of chronic and acute care treatment by delaying or eliminating the need for care in more expensive settings. In addition, our caregivers observe and report changes in the condition of our consumers for the purpose of facilitating early intervention in the disease process, which often reduces the cost of medical services by preventing unnecessary emergency room visits and/or hospital admissions and re-admissions. We coordinate the services provided by our team with those of other healthcare providers and payors, as appropriate. Changes in a consumer’s conditions are evaluated by appropriately trained managers, which may result in a report to the consumer’s case manager at a managed care organization or other payor. By providing care in the preferred setting of the home and by providing opportunities to improve the consumer’s conditions and allow early intervention as indicated, our model also is designed to improve consumer outcomes and satisfaction.

We believe our model provides significant value to managed care organizations. States continue to implement managed care programs for Medicaid enrollees, and, as a result, managed care organizations have been increasingly responsible for the healthcare needs and the related healthcare costs of our consumers. Managed care organizations have an economic incentive to better manage the healthcare expenditures of their members, lower costs and improve outcomes. We believe that our model is well positioned to assist in meeting those goals while also improving consumer satisfaction, and, as a result, we expect increased referrals from managed care organizations.

Our Market and Opportunity

We provide home care services that primarily include personal care services to assist with activities of daily living, as well as hospice and home health services. These services allow the elderly and other infirm adults who require long-term care and assistance with activities of daily living to maintain their independence at home with their families. Personal care services are a significant component of home and community-based services (“HCBS”), which have grown in significance and demand in recent years and during the COVID-19 pandemic. In particular, the demand for personal care services is growing from managed care delivery models, including Medicaid and Medicare Advantage plans. Managed care plans aim to manage cost, utilization and quality through collaboration of health insurance plans and healthcare providers. We also offer personal care services to private pay consumers. We expect demand for HCBS to continue to grow due to the aging of the U.S. population and improved opportunities for individuals to receive home-based care as an alternative to institutional care.

Because our model serves an aging population in a home setting at a lower cost, we believe that we have favorable opportunities for growth. Historically, there were limited barriers to entry in the home-based services industry. As a result, the personal care, home health and hospice service industries developed in a highly fragmented manner, with few large participants and many small ones. Few companies have a significant market share across multiple regions or states. The lack of licensure or certification requirements in some states makes it difficult to estimate the number of home-based services agencies. We expect ongoing consolidation within our industry, driven by the desire of healthcare systems and managed care organizations to narrow their networks of service providers, and also as a result of the industry’s increasingly complex regulatory, operating and technology requirements. We believe we are well positioned to capitalize on a consolidating industry given our reputation in the market, strong payor relationships and integration of technology into our business model.

The personal care services industry is subject to increasing regulation. At the federal level, efforts have focused on improved coordination of regulation across the various types of Medicaid programs through which personal care services are offered. Federally required state mandates include implementing electronic visit verification (“EVV”), which is used to collect home visit data, and obtaining state licenses or registrations. Providers must dedicate substantial resources to ensure continuing compliance with all applicable regulations and significant expenditures may be necessary to offer new services or to expand into new markets. We believe licensing requirements and regulations, including EVV, the increasing focus on improving health outcomes, the rising cost and complexity of operations and technology and pressure on reimbursement rates due to constrained government resources may discourage new providers and may encourage industry consolidation.

The Medicare-Medicaid Coordination Office (“MMCO”) was established within the Centers for Medicare & Medicaid Services (“CMS”) to improve services for consumers who are eligible for both Medicare and Medicaid, also known as “dual eligibles,” and improve coordination between the federal government and states to enhance access to quality services to which they are entitled. The MMCO works with state Medicaid agencies, other federal and state agencies, physicians and others, to make available technical assistance and educational tools to improve care coordination between Medicare and Medicaid and to reduce costs and improve beneficiary experience while reducing administrative and regulatory barriers between the programs. In addition, the MMCO and the CMS Innovation Center are considering or have implemented demonstration projects affecting reimbursement for services provided to dual eligibles.

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

Our Growth Strategy

The growth of our revenues is closely correlated with the number of consumers to whom we provide our services. Our continued growth depends on our ability to provide consistently high quality care, maintain our existing payor relationships, establish relationships with new payors, increase our referral sources and our ability to attract and retain caregivers. Our continued growth is also dependent upon the authorization by state agencies of new consumers to receive our services. We believe there are several market opportunities for growth as the population ages. Moreover, we believe that individuals generally prefer to receive care in their homes. We believe that the COVID-19 pandemic has heightened this preference due to health concerns that may be associated with institutional settings for long-term care, along with concerns about the re-imposition of visitor restrictions that were imposed in many long-term care facilities in response to the pandemic. Finally, we believe the provision of home-based services is more cost-effective than the provision of similar services in institutional settings for long-term care. We plan to continue our revenue growth and margin improvement and enhance our competitive positioning by executing on the following growth strategies:

Consistently Provide High-Quality Care

We schedule and require our caregivers to perform their services as defined within the individual plan of care. We monitor the performance of our caregivers through regular supervisory visits in the homes of consumers. Our caregivers are provided with pre-service training and orientation and an evaluation of their skills. In many cases, caregivers are also required to attend ongoing in-service education. In certain states, our caregivers are required to complete certified training programs and maintain a state certification. The training assists our caregivers with identifying changes in our consumers’ health and condition before acute intervention is required, which we believe lowers the overall cost of care.

Drive Organic Growth in Existing Markets

We intend to drive organic growth through several initiatives, including continuing to build and enhance our sales and marketing capabilities, enhancing our business intelligence analytic capabilities, recruiting and retaining employees and investing in technology and operations to drive efficiencies. We also expect our organic growth will benefit from an increase in demand for our services by an aging population and our increased alignment with referral sources and payors. We continue to selectively open new offices in existing markets when an opportunity is identified and appropriate.

Market to Managed Care Organizations

As a large-scale provider of home-based care, we are partnering with managed care organizations, taking advantage of an industry shift from traditional fee-for-service Medicare and Medicaid and toward managed care models, which aim to better coordinate care. We expect this shift to lead to narrower provider networks where we can be competitive by offering a larger, more experienced partner to these organizations, as well as by providing more sophisticated technology, electronic visit records and an outcomes-driven approach to service. We believe our coordinated care model and integration of services into the broader healthcare industry are particularly attractive to managed care organizations. In particular, our expansion from primarily personal care services into hospice and home health has increased our value to our managed care partners by diversifying our home-based care offerings.

Grow Through Acquisitions

In addition to our organic growth, we have been growing through acquisitions that have expanded our presence in current markets or facilitated our entry into new markets. We completed two acquisitions in 2021, despite the continuing challenges and disruptions related to the COVID-19 pandemic: Armada Skilled Homecare of New Mexico LLC, Armada Hospice of New Mexico LLC and Armada Hospice of Santa Fe LLC (collectively, “Armada”) on August 1, 2021 and Summit Home Health, LLC (“Summit”) on October 1, 2021. Acquisitions completed in 2021 accounted for $5.7 million in net service revenues for the year ended December 31, 2021. We also completed four acquisitions in 2020: A Plus Health Care, Inc. (“A Plus”) on July 1, 2020, County Homemakers, Inc. (“County Homemakers”) on November 1, 2020, SLHC, Inc., d/b/a SunLife Home Care (“SunLife Home Care”) on December 1, 2020 and Queen City Hospice on December 4, 2020. Acquisitions completed in 2020 accounted for $82.5 million and $12.1 million in net service revenues for the years ended December 31, 2021 and 2020, respectively.

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

Our Services

We operate three business segments: (i) personal care (ii) hospice and (iii) home health. Without our services, many of our consumers would be at increased risk of placement in a long-term care institution.

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

We measure the performance of each segment using a number of different metrics. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for information regarding the Company’s segment metrics.

Our Payors

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

Most of our services are provided pursuant to agreements with state and local governmental social and aging service agencies. These agreements generally have an initial term of one to two years and may be terminated with 60 days’ notice. They are typically renewed for one to five-year terms, provided that we have complied with licensing, certification and program standards, and other regulatory requirements. Reimbursement rates and methods vary by state and service type, but are typically based on an hourly or unit-of-service basis. Managed care organizations are becoming an increasing portion of our personal care segment payor mix as states shift from administering fee-for-service programs to utilizing managed care models. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” for our revenue mix by payor type.

Competition

We believe our industry is highly competitive, fragmented and market specific. Each local market has its own competitive profile and no single competitor has significant market share across all of our markets. Our competition consists of personal care service providers, home health providers, hospice providers, private caregivers, larger publicly held companies, privately held companies, privately held single-site agencies, hospital-based agencies, not-for-profit organizations, community-based organizations, managed care organizations and self-directed care programs. In addition, certain governmental payors contract for services with independent providers such that our relationships with these payors are not exclusive. We have experienced, and expect to continue to experience, competition from new entrants into our markets. Increased competition may result in pricing pressures, loss of or failure to gain market share or loss of consumers or payors, any of which could harm our business. In addition, some of our competitors may have greater financial, technical, political and marketing resources, as well as name recognition with consumers and payors.

Sales and Marketing

We focus on initiating and maintaining working relationships with state and local governmental agencies responsible for the provision of the services we offer. We target these agencies in our current markets and in geographical areas that we have identified as potential markets for expansion. We also seek to identify service needs or changes in the service delivery or reimbursement systems of governmental entities and attempt to work with and provide input to the responsible government personnel, provider associations and consumer advocacy groups.

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

Illinois Department on Aging

A significant amount of our net service revenues from our personal care segment are derived from one specific payor client, the Illinois Department on Aging, which accounted for 21.4% and 23.0% of our net service revenues for 2021 and 2020, respectively. The Illinois Department on Aging coordinates programs and community-based services intended to improve quality of life and preserve the independence of older individuals. The Illinois Department on Aging is funded by Medicaid and general revenue funds of the state of Illinois, and also receives funding available under the federal Older Americans Act (“OAA”). The Department on Aging’s Community Care Program (“CCP”) provides adult day services, emergency home response and in-home services, which consist of personal care services, to individuals who are age 60 and over and meet other eligibility requirements. Some of these services are provided through Medicaid waivers granted by CMS.

Consumers are identified by “care coordinators” contracted independently with the Illinois Department on Aging. Once a consumer has been evaluated and determined to be eligible for a program, an assigned care coordinator refers the consumer to a list of authorized providers, from which the consumer selects the provider. We provide our services in accordance with a care plan developed by the care coordinator and under administrative directives from the Illinois Department on Aging. We are reimbursed on an hourly fee-for-service basis.

Other Federal, State and Local Payors

Medicare

Medicare is a federal program that provides medical services to persons aged 65 or older and other qualified persons with disabilities or end-stage renal disease. Each of our hospice and home care agencies must comply with the extensive conditions of participation in the Medicare program in order to continue receiving Medicare reimbursement.

Hospice

Medicare beneficiaries who have a terminal illness and a life expectancy of six months or less may elect to receive hospice benefits (i.e., palliative services for management of a terminal illness) in lieu of standard Medicare coverage for treatment. Hospice services are paid under the Medicare Hospice Prospective Payment System (“HPPS”), under which CMS sets a daily rate for each day a patient is enrolled in the hospice benefit. CMS requires hospice providers to submit quality reporting data each year and updates hospice payment rates annually using a market basket index. Hospices that do not satisfy quality reporting requirements are subject to a 2 percentage point reduction to the market basket percentage update. Beginning in 2024, the reduction to the market basket update for failure to satisfy quality reporting requirements will increase to 4 percentage points. Additionally, hospice providers are subject to two specific payment limit caps under the Medicare program each federal fiscal year: the inpatient cap and the aggregate cap, as discussed further in Note 1 to the Notes to Consolidated Financial Statements.

Home Health

CMS reimburses home health agencies under a prospective payment system, paying a national, standardized 30-day period payment rate if a period of care meets a threshold of home health visits. The daily home health payment rate is adjusted for case-mix and area wage levels. CMS uses the Patient-Driven Groupings Model (“PDGM”) as the case-mix classification model to place periods of care into payment categories, classifying patients based on clinical characteristics. An outlier adjustment may be paid for periods of care in which costs exceed a specific threshold amount. CMS updates home health payment rates annually using a market basket index. Home health agencies that do not submit required quality data are subject to a 2 percentage point reduction to the market basket update. In addition, effective January 1, 2022, CMS began implementing a nationwide expansion of the Home Health Value-Based Purchasing (“HHVBP”) Model. Under the HHVBP Model, home health agencies will receive increases or reductions to their Medicare fee-for-service payments of up to 5%. Data collected in each performance year beginning in calendar year 2023 will impact Medicare payments two years later. The HHVBP Model is designed to support greater quality and efficiency of care by shifting from volume-based payments to a model where payments are tied to quality performance.

Effective January 1, 2022, Medicare requires home health agencies to submit a one-time Notice of Admission (“NOA”) for each patient that establishes that the beneficiary is under a Medicare home health period of care. Failure to submit the NOA within five calendar days from the start of care date will result in a reduction to the 30-day period payment amount for each day from the start of care date until the date the NOA is submitted.

Medicaid Programs

Medicaid is a state-administered program that provides certain social and medical services to qualified low-income individuals and is jointly funded by the federal government and individual states. Reimbursement rates and methods vary by state and service type, but are typically based on an hourly or unit-of-service basis. Rates are subject to adjustment based on statutory and regulatory changes, administrative rulings, government funding limitations and interpretations of policy by individual state agencies. Within guidelines established by federal statutes and regulations, and subject to federal oversight, each state establishes its own eligibility standards, determines the type, amount, duration and scope of services, sets the rate of payment for services and administers its own program. States typically cover intermittent home health services for Medicaid beneficiaries, but cover continuous services for children and young adults with complicated medical conditions and home and community-based services for seniors and people with disabilities.

Payment models vary by state. Currently, home health services are often reimbursed by state Medicaid programs on a fee-for-service basis. For hospice services, the state pays an amount for each day that a beneficiary is under the care of a hospice provider based on the type and intensity of services furnished. Many states are moving the administration of their Medicaid hospice and home health care programs to managed care organizations in order to effectively manage costs.

Currently, personal care services and other HCBS are largely reimbursed on a fee-for-service basis. Some states have received permission from CMS to provide HCBS under waivers of traditional Medicaid requirements. In an effort to control escalating Medicaid costs, states are increasingly requiring Medicaid beneficiaries to enroll in managed care plans for better coordination of HCBS and health care services. For example, over three-quarters of Medicaid beneficiaries in Illinois are a part of the Health Choice Illinois statewide managed care program, which is serviced by various managed care organizations. Reimbursement from the managed care organizations for personal care services is generally on an hourly, fee-for-service basis with rates consistent with or as a percentage of the individual state funded rates, where applicable.

Veterans Health Administration

The Veterans Health Administration operates the nation’s largest integrated healthcare system, with more than 1,200 healthcare facilities, and provides healthcare benefits, including personal care, hospice and home health services, to eligible military veterans. The Veterans Health Administration provides funding to regional and local offices and facilities that support the in-home care needs of eligible aged and disabled veterans. Services are funded by local Veterans Medical Centers and the aid and attendance pension, which reimburses veterans for their otherwise unreimbursed health and long-term care expenses. We currently have relationships and agreements with the Veterans Health Administration to provide personal care services in several states, principally in New Mexico, Illinois and California.

Other

Other sources of funding are available to support personal care, hospice and home health services in different states and localities. For example, many states appropriate general funds or special use funds through targeted taxes or lotteries to finance personal care services for senior citizens and individuals with disabilities. Depending on the state, these funds may be used to supplement existing Medicaid programs or for distinct programs that serve non-Medicaid eligible consumers.

COVID-19 Pandemic Relief

Federal and state governments have passed legislation, promulgated regulations, and taken other administrative actions intended to assist healthcare providers in providing care to COVID-19 patients and other patients during the public health emergency. These temporary measures include relief from Medicare conditions of participation requirements for healthcare providers, relaxation of licensure requirements for healthcare professionals, relaxation of privacy restrictions for telehealth remote communications, promoting use of telehealth by expanding the scope of services for which Medicare reimbursement is available, and limited waivers of fraud and abuse laws for activities related to COVID-19 during the emergency period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Overview” and “Liquidity and Capital Resources” for detailed information regarding COVID-19 pandemic relief.

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

Human Capital

The following is a breakdown of our part- and full-time employees, including the employees in our corporate support center, as of December 31, 2021:

	Full-time	Part-time	Total
Caregivers and agency staff	5,005	26,488	31,493
Corporate support centers	411	11	422
	5,416	26,499	31,915

Our caregivers, excluding agency staff, provide substantially all of our services and comprise approximately 95.2% of our total workforce. They undergo a criminal background check and are provided with pre-service training and orientation and an evaluation of their skills. In many cases, caregivers are also required to attend ongoing in-service education. In certain states, our caregivers are required to complete certified training programs and maintain a state certification. Approximately 52.1% of our total employees are represented by labor unions. We maintain strong working relationships with these labor unions. We have numerous collective bargaining agreements with the Service Employees International Union (“SEIU”), which are renegotiated from time to time.

We value our employees and believe they are the reason for our success. We strive to provide the following, among other things.

Employee Health and Safety

Addus continues to prioritize the health and safety of our employees. We recognize the importance of employee health and well-being, which can be assessed by measures such as employee satisfaction, work-related injuries and access to healthcare services. Our benefits strategy is to provide an attractive package for our eligible employees with quality care choices that fit their needs. Along with health insurance, we provide a number of benefits to encourage and support the health and safety of our employees, such as dental and vision insurance, disability and life insurance, a 401(k) plan and an employee assistance program.

As the COVID-19 pandemic persists, we recognize the challenges presented and have adjusted our operations to comply with health and safety standards, regulations and guidance provided by the Occupational Safety and Health Administration (“OSHA”), the United States Department of Labor and other regulatory bodies that focus on the safety of employees. The steps taken included, but were not limited to, the following:

•

Developed a multistep program in order to strongly encourage our employees to get the COVID-19 vaccine, which includes offering a vaccine stipend and incentives as well as delivering educational and motivational leadership communications;

•	Issued guidance for clinical and field staff with respect to exposure to COVID-19 and return to service;
•	Providing PPE to caregivers on a regular basis;
•

Established various communication methods in order to communicate up-to-date real-time information relative to COVID-19, including on the Addus Intranet and a texting method to provide caregivers direct information;

•	Completed branch office and corporate support center retrofitting where needed to maintain proper social distancing and implemented prescreen questionnaires; and
•	Implemented remote and flexible work arrangements for the administrative employees in our corporate support centers.

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

Communication and Recognition

We are committed to fostering employee satisfaction and wellness through employee recognition programs, communications and services. We have developed two primary communication tools to distribute information to our branches and administrative employees, the SC Connect and Addus Ink newsletters. Addus Ink is a quarterly newsletter that features local branch content from around the country that is focused on fulfilling our Addus Mission and Values. SC Connect is a biweekly newsletter that features important Company updates, information and resources. We have also implemented the Addus Elite Program, which has three levels of recognition; peer to peer, quarterly recognition and Addus Elite Hall of Fame, designed to celebrate the amazing work our employees do on a daily basis. We believe it is important to acknowledge our colleagues, managers, and direct reports who are living our Addus Mission and Values every day.

Community Outreach

We are committed to efforts to make a difference in our communities. Our local investments include providing monetary and personnel contributions to faith based organizations, public housing authorities, public school systems and other non-profit community organizations. For example, we partner with organizations such as The Hope Foundation, which provides resources to families in need of additional help outside of the hospice benefit; the National Minority Health Association, which seeks to mobilize homecare workers to increase vaccination confidence and rates in underserved communities through its Flex for Checks community-based program; and National Association of Area Agencies on Aging, a network of agencies responsible for local planning of home and community based services delivered to older Americans. Additionally, our employees are involved in various local events such as taking part in town parades, holding food drives and providing health and PPE to first responders.

Technology

We currently utilize multiple applications to support our various lines of business and locations for patient accounting. Each application supports its respective line of business and locations with administrative, office, clinical and operating information system needs, including compliance of our operating systems with federal and state privacy, security and interoperability requirements. Each assists our staff in gathering information to improve the quality of consumer care, optimize financial performance, promote regulatory compliance and enhance staff efficiency. Each application is hosted by the vendor in a secure data center, which provides multiple redundancies for storage, power, bandwidth and security.

In order to comply with current and future state and federal regulations around EVV use, we utilize several different vendors and have built interfaces between the EVV vendor and the patient accounting system utilized in the respective branch location. Our caregivers use a mix of Interactive Voice Response (“IVR”) and mobile applications for EVV. In addition, we use these technologies to record basic information about each visit, record start and end times for a scheduled shift, track mileage reimbursement, send text messages to the caregivers and communicate basic payroll information.

We license the Qlik Business Intelligence (“Qlik”) platform to provide historical, current, and forward-looking operational performance analysis. We currently have our personal care and hospice segments integrated into Qlik. Qlik provides high-level historical and current analytical views to measure performance against budget and deliver insight into the various factors driving our execution against our financial, operational, and compliance goals. This analysis is available in summary and detailed views to accommodate user needs at all levels, from senior management to operators in the field.

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

Government Regulation

Overview

Our business is subject to extensive federal, state and local regulation. Changes in the laws and regulations, including as a result of governmental responses to the COVID-19 pandemic, or new interpretations of existing laws and regulations may have a material impact on the definition of permissible activities, the relative cost of doing business, and the methods and amounts of payment for care by both governmental and other payors. In addition, differences among state laws may impede our ability to expand into certain markets. If we fail to comply with applicable laws and regulations, we could suffer administrative civil or criminal penalties, including the loss of our licenses to operate and our ability to participate in federal or state programs. In addition, the healthcare industry has experienced, and is expected to continue to experience, extensive and dynamic change. It is difficult to predict the effect of these changes on budgetary allocations for our services. See further discussion at “Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Liquidity and Capital Resources.”

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

Health Reform

The U.S. Congress and certain state legislatures have passed many laws and regulations in recent years intended to effect major change within the national healthcare system, the most prominent of which is the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, “ACA”). The ACA affects how healthcare services are delivered and reimbursed through the expansion of public and private health insurance coverage, reduction of growth in Medicare and Medicaid program spending, and the establishment and expansion of programs that tie reimbursement to quality and integration. The law has been subject to legislative and regulatory changes and court challenges. Although the current presidential administration has indicated its intent to protect the ACA, it is possible that there may be continued changes to the ACA, its implementation or interpretation.

Many states are exploring payment and delivery reform initiatives, including quality of care incentives. Some states use or have applied to use Medicaid waivers granted by CMS to implement the ACA’s Medicaid expansion provisions, impose different eligibility or enrollment restrictions, or otherwise implement programs that vary from federal standards. However, President Biden issued an executive order in 2021 that instructed certain federal governmental agencies to review and reconsider their existing policies and rules that limit access to health insurance coverage and CMS subsequently reduced certain Medicaid program flexibilities it had previously granted. Enrollment in managed Medicaid plans has increased in recent years, as state governments seek to control the cost of Medicaid programs. Managed Medicaid programs enable states to contract with one or more entities for patient enrollment, care management and claims adjudication. The states usually do not relinquish program responsibilities for financing, eligibility criteria and core benefit plan design.

The CMS Innovation Center tests innovative payment and service delivery systems to reduce Medicare and Medicaid program expenditures while maintaining or enhancing quality. For example, the CMS Innovation Center has supported testing of new models of care for “dual eligibles,” funding of home health providers that offer chronic care management services, and establishment of pilot programs that bundle acute care hospital services with physician services and post-acute care services, which may include home health services for certain patients. The Improving Medicare Post-Acute Care Transformation Act of 2014 (“IMPACT Act”) requires HHS, in conjunction with the Medicare Payment Advisory Commission, to propose a unified post-acute care payment model by 2023. A unified post-acute care payment model would pay post-acute care providers, such as long-term care facilities, skilled nursing facilities, and home health agencies, under a single framework according to a patient’s characteristics, rather than the post-acute care setting where the patient receives treatment. These systems could have a material impact on our business. It is difficult to predict the nature and success of future financial or delivery system reforms implemented by HHS, the CMS Innovation Center and other industry participants.

There is uncertainty regarding the potential impact of health reform efforts at the federal and state levels. For example, some members of Congress have proposed measures that would expand government-sponsored coverage, including single-payor models. Some states have implemented or are considering measures such as individual health insurance mandates and public health insurance options. Other industry participants, such as private payers and large employer groups and their affiliates, may also introduce financial or delivery system reforms. Health reform initiatives and proposals from the government or the private sector may impact prices, our relationships with patients, payers or ancillary providers, and our competitive position, among other effects.

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

Some states also require a provider to obtain a certificate of need or permit of approval (“CON”) before establishing, constructing, acquiring or expanding certain health services, operations or facilities or making certain capital expenditures. These requirements are intended to avoid unnecessary duplication of services. In order to obtain a CON, a state health planning agency must determine that a need exists for the project.

Fraud and Abuse Laws

The laws and regulations governing our operations, including the terms of participation in Medicare, Medicaid and other government programs, impose certain requirements and limitations on our operations, business arrangements and our interactions with providers and consumers. These laws include, but are not limited to, the federal Anti-Kickback Statute, the federal Stark law, the federal False Claims Act (“FCA”), the federal Civil Monetary Penalties Law, other federal and state fraud and abuse, insurance fraud, and fee-splitting laws, which may extend to services reimbursable by any payer, including private insurers.

The fraud and abuse laws and regulations to which we are subject include but are not limited to:

•

The federal Anti-Kickback statute, which prohibits providers and others from directly or indirectly soliciting, receiving, offering or paying any remuneration with the intent of generating referrals or orders for services or items covered by a federal health care program. Courts have interpreted this statute broadly and held that there is a violation of the Anti-Kickback Statute if just one purpose of the remuneration is to generate referrals.

•

The federal physician self-referral law, commonly known as the Stark Law, which prohibits physicians from referring Medicare and Medicaid patients to healthcare entities in which they or any of their immediate family members have ownership interests or other financial arrangements, if these entities provide certain “designated health services” (including home health services) reimbursable by Medicare or Medicaid, unless an exception applies. The Stark Law also prohibits entities that provide designated health services reimbursable by Medicare and Medicaid from billing the Medicare and Medicaid programs for any items or services that result from a prohibited referral and requires the entities to refund amounts received for items or services provided pursuant to the prohibited referral on a timely basis.

•

The federal FCA and similar state laws that govern the submission of claims for reimbursement and prohibit the making of false claims or statements. The government may use the FCA to prosecute Medicare and other government program fraud in areas such as coding errors and billing for services not provided. Among the many other potential bases for liability is the knowing and improper failure to report and refund amounts owed to the government within 60 days of identifying an overpayment. Submission of claims for services or items generated in violation of the Anti-kickback Statute constitutes a false or fraudulent claim under the FCA. The federal government has taken the position, and some courts have held, that providers who allegedly have violated other statutes, such as the Stark Law, have thereby submitted false claims under the FCA. The FCA may be enforced directly by the federal government or by a whistleblower on the government’s behalf.

•

The federal Civil Monetary Penalties Law, which prohibits, among other conduct, offering remuneration to influence a Medicare or Medicaid beneficiary’s selection of a healthcare provider, contracting with an individual or entity known to be excluded from a federal healthcare program, billing for services not rendered or for medically unnecessary services, misrepresenting actual services rendered in order to obtain higher reimbursement, and the failure to return overpayments in a timely manner.

•

State anti-kickback and self-referral provisions, false claims laws, insurance fraud laws, and fee-splitting laws. The scope and interpretation of these state laws vary, and in some cases apply to items or services reimbursed by any payer, including patients and commercial insurers.

Penalties for violation of various fraud and abuse laws or other failure to substantially comply with the numerous conditions of participation in the Medicare or Medicaid programs may result in criminal penalties, civil sanctions, including substantial civil monetary penalties, and exclusion from participation in federal healthcare programs, including Medicare and Medicaid.

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

CMS and state Medicaid agencies contract with third parties to promote the integrity of the Medicaid and Medicare programs through reviews of quality concerns and detections and corrections of improper payments. For example, CMS and state Medicaid agencies contract with recovery audit contractors (“RACs”) on a contingency fee basis to conduct post-payment reviews to detect and correct improper payments in the Medicare and Medicaid programs. In addition, CMS engages unified program integrity contractors (“UPICS”) to perform proactive analysis, audits, investigations and other program integrity functions across the Medicare and Medicaid programs, with the goal of identifying and deterring fraud and abuse to avoid improper payments.

From time to time, various federal and state agencies, such as HHS, issue pronouncements that identify practices and provider types that may be subject to heightened scrutiny, as well as practices that may violate fraud and abuse laws. We believe, but cannot assure you, that our operations comply with the principles expressed by HHS in these reports, advisories and guidance.

HIPAA and Other Privacy and Security and Data Exchange Requirements

The Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”) and its implementing regulations require the use of uniform electronic data transmission standards and code sets for certain healthcare claims and reimbursement payment transactions submitted or received electronically. HIPAA extensively regulates the use, disclosure, confidentiality, availability and integrity of individually identifiable health information, known as “protected health information,” and provides for a number of individual rights with respect to such information. As a “covered entity” subject to HIPAA, we are required to maintain privacy and security policies, train workforce members, maintain physical, administrative, and technical safeguards, enter into confidentiality agreements with vendors that handle protected health information (“business associates”), and permit individuals to access and amend their protected health information. In addition, we must report any breaches of unsecured protected health information. HIPAA violations may result in criminal penalties and significant civil penalties. Other federal and state laws and regulations that apply to the collection, use, retention, protection, security, disclosure, transfer and other processing of personal data, such as the California Consumer Protection Act, which was recently significantly modified by the California Privacy Rights Act, may impose additional or inconsistent obligations and/or result in additional penalties. Health care providers and industry participants are also subject to a growing number of requirements intended to promote the interoperability and exchange of patient health information, including prohibitions on information blocking.

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

In addition, we could be affected by climate change to the extent that climate change results in severe weather conditions or other disruptions impacting the communities in which we conduct operations or adversely impacts general economic conditions, including in communities in which we conduct operations. At the current time, our compliance with environmental legal requirements, including legal requirements relating to climate change, do not have a material effect on our capital expenditures, financial results or operations, and we did not incur material capital expenditures for environmental matters during the year ended December 31, 2021. However, it is possible that developments may arise in the future arising from climate change or other environmental developments that we are unable to currently predict.

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

Any of the risks described below, and the risks described elsewhere in this Form 10-K, could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows, cause the trading price of our common stock to decline and cause the actual outcome of matters to differ materially from our current expectations as reflected in forward-looking statements made in this Form 10-K. The considerations and risks that follow are organized within relevant headings but may be relevant to other headings as well. The risk factors described below and elsewhere in this Form 10-K are not the only risks we face. Our business and consolidated financial condition, results of operations and cash flows may also be materially adversely affected by factors that are not currently known to us, by factors that we currently consider immaterial or by factors that are not specific to us, such as general economic conditions.

You should refer to the explanation of the qualifications and limitations on forward-looking statements under “Special Caution Concerning Forward-Looking Statements.” All forward-looking statements made by us are qualified by the risk factors described below.

Risks Related to the COVID-19 Pandemic and External Factors

The COVID-19 pandemic could negatively affect our operations, business and financial condition, and our liquidity could also be negatively impacted, particularly if the U.S. economic and/or public health conditions deteriorate in connection with the pandemic.

On January 31, 2020, the Secretary of HHS declared a national public health emergency due to a novel coronavirus. In March 2020, the World Health Organization declared the outbreak of COVID-19, the disease caused by this novel coronavirus, a pandemic. The disease continues to be widespread throughout the United States and other parts of the world and continues to affect the overall economic conditions in the United States. In response to the emergence of new variants and increasing cases, various governmental authorities and private businesses have continued or are re-imposing certain measures intended to contain the spread of the virus, such as masking and vaccine mandates. At this time, it is difficult to predict the future impact of the pandemic on economic conditions in the United States and our business.

Our home health and hospice providers have experienced difficulty in accessing facility-based patients because of concerns about the spread of COVID-19, and we expect that this difficulty will continue. As front-line providers of healthcare services and personal care services, our employees that contract COVID-19 could be unable to continue to perform their duties, and we could face litigation if our employees or customers contract COVID-19 while our employees perform their duties. In addition, we have incurred and will continue to incur additional costs related to protecting the health and well-being, and meeting the needs, of our patients, employees, and contractors as we implement operational changes in response to the pandemic. Staffing, equipment, pharmaceutical and medical supplies shortages may impact our ability to schedule and treat patients. While the COVID-19 pandemic has not had a material effect on our business, financial condition and results of operations, the extent of future impact will depend on future developments that cannot be accurately predicted at this time, including the severity and transmission rate of prevalent strains of COVID-19, the extent and effectiveness of containment actions taken, the timing, availability and effectiveness of medical treatments, vaccines and booster shots, and the impact of any mutations of the virus.

If general economic conditions or public health conditions deteriorate, our liquidity and ability to repay our outstanding debt may be harmed. Furthermore, the COVID-19 pandemic has previously caused disruption in the financial markets and the businesses of financial institutions and may do so again, potentially causing a slowdown in the decision-making of these institutions. This may affect the timing on which we may obtain any additional funding and there can be no assurance that we will be able to raise additional funds on terms acceptable to us, if at all. Depending on the severity and length of any potential economic downturn, states could face significant fiscal challenges and revise their revenue forecasts and adjust their budgets, and sales tax collections and income tax withholdings could be depressed in fiscal year 2021 (which began July 1 in most states), and, potentially, future fiscal years. In this regard, Illinois, New Mexico and New York, our top three personal care markets, previously revised revenue estimates downward for the 2021 fiscal year as the result of earlier negative economic conditions arising from the pandemic. Also in response to reduced revenues, the state of New York authorized the issuance of short-term bonds and implemented uniform reductions to Medicaid payments. Effective for dates of service on or after April 2, 2020, the uniform reduction rate is 1.5%. The reduction applies to home health services but hospice services are exempt. We cannot determine the impact that COVID-19 may have on states’ budgets for 2022 or beyond, or if additional federal stimulus measures will be provided. However, such impacts could have a material adverse effect on our financial condition, results of operations and cash flows.

Due to the widespread availability of vaccinations and other factors, various restrictions that previously limited non-essential employment opportunities in most states that we operate in have been lifted. As the labor market continues to be tight and unemployment has declined in comparison to earlier levels, the competition for new caregivers has increased, which will continue to impact our ability to attract and retain new caregivers. In addition, the competition for skilled healthcare staff has increased significantly, which continues to impact our ability to attract and retain qualified skilled healthcare staff.

OSHA adopted a rule in November 2021 which would require all employers with 100 or more employees to require their workforce to be fully vaccinated or, alternatively, to provide a negative COVID-19 test result on a weekly basis. CMS also issued an interim rule in November 2021 requiring COVID-19 vaccinations for workers in Medicare- and Medicaid-certified providers and suppliers, including hospices and home health agencies, and covers clinical staff, individuals providing services under arrangements, volunteers and staff who are not involved in direct patient care. On January 13, 2022, the U.S. Supreme Court blocked the implementation of the OSHA rule but allowed the CMS interim rule to take effect. In response, President Biden rescinded the private employer mandate and called on states and businesses to voluntarily institute vaccination requirements to protect workers, customers and the broader community. We are monitoring developments related to these plans as information becomes available to assess how these plans, including any national, state or local vaccine mandates, may impact our workforce in personal care, home health, hospice and our corporate support centers. It is currently difficult to predict the impact that any of these vaccine mandates may have on us or the extent to which these vaccine mandates will ultimately become effective. However, these vaccine mandates, to the extent they become effective, could result in the loss of personnel who are unvaccinated, including at our hospitals and other healthcare facilities, in a manner that adversely affects us.

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

We are unable to predict the ultimate impact of the CARES Act and other existing or future stimulus or relief legislation, if any, or the effect that such legislation and other governmental responses intended to assist healthcare providers in responding to the COVID-19 pandemic may have on our business, financial condition, results of operations or cash flows. There can be no assurance as to the total amount of financial assistance we will receive, or that we will be able to benefit from provisions intended to increase access to resources and ease regulatory burdens for healthcare providers.

In response to the COVID-19 pandemic, federal and state governments have passed legislation, promulgated regulations and taken other administrative actions intended to assist healthcare providers in providing care to COVID-19 and other patients and to provide financial relief to healthcare providers. Together, the CARES Act, the PPPHCE Act, the CAA and the ARPA authorize over $186 billion in funding to be distributed to health care providers through the Provider Relief Fund. These funds are intended to reimburse eligible providers, including public entities and Medicare and/or Medicaid-enrolled providers and suppliers, for healthcare-related expenses or lost revenues attributable to COVID-19. Recipients are not required to repay these funds, provided that they attest to and comply with certain terms and conditions, including not using Provider Relief Fund payments to reimburse expenses or losses that other sources are obligated to reimburse and submitting reports as required by HHS. The Company has acquired and may in the future acquire companies that have received funds from the Provider Relief Fund. The Company has also received amounts from the Provider Relief Fund and utilized a portion of those funds to offset increased healthcare related expenses attributable to COVID-19 that were unreimbursed by other sources and returned any unused funds. Recipients of Provider Relief Fund payments are subject to audit requirements, and we expect that recipients of funds from the Provider Relief Fund will be subject to significant scrutiny by the federal government. We have structured and will continue to structure our use of these funds in accordance with the terms and conditions, but federal regulators may disagree with our interpretation of these terms and conditions and require that we repay some or all amounts received at our facilities and pay or impose other penalties.

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

Many of these measures, such as flexibilities related to the provision of telehealth services, are effective only for the duration of the public health emergency. The current public health emergency determination expires April 16, 2022, but HHS has indicated it will provide states with 60 days’ notice prior to termination of the declaration. The HHS Secretary may choose to renew the declaration for successive 90-day periods for as long as the emergency continues to exist and may terminate the declaration whenever he determines that the public health emergency no longer exists. It is unclear for how long the public health emergency declaration will be extended. The CARES Act also includes numerous income tax provisions including changes to the net operating loss rules and business interest expense deduction rules.

There is still a high degree of uncertainty surrounding the CARES Act and related legislation, and the pandemic continues to evolve. The federal government may consider additional stimulus and relief efforts, but we are unable to predict whether additional measures will be enacted or their impact. There can be no assurance as to the total amount of financial and other types of assistance we will receive under existing or future legislation, if any, and it is difficult to predict the impact of such legislation on our operations or how it will affect operations of our competitors. Further, there can be no assurance that the terms and conditions of the Provider Relief Fund or other programs will not change in ways that affect funding we may receive, our ability to comply with such terms and conditions in the future or our eligibility to participate. We continue to assess the potential impact of the COVID-19 pandemic and government responses to the pandemic, including the CARES Act and related legislation, on our business, financial condition, results of operations and cash flows.

We may be more vulnerable to the effects of a public health emergency than other businesses due to the nature of our consumers and the physical proximity required by our operations.

The majority of our consumers and patients are older individuals, many of whom may be more vulnerable than the general public during a pandemic or in a public health emergency due to complex medical conditions or other socioeconomic factors. Our employees are also at greater risk of contracting contagious diseases due to their increased exposure to vulnerable consumers. Due to the physical proximity required to offer many of our services, our employees could have difficulty attending to our consumers if social distancing policies or quarantines are instituted in response to a public health emergency. In addition, the Company may expand existing internal policies in a manner that may have a similar effect. At times of high COVID-19 prevalence during the Company’s most recently completed fiscal year, a significant number of our employees were unable to provide services because of quarantine policies. If another pandemic were to occur, or the existing COVID-19 pandemic does not abate or worsens, we could again suffer significant losses to our consumer population or a reduction in the availability of our employees. According to the Centers for Disease Control and Prevention, older adults and people with certain underlying medical conditions are at a higher risk for serious illness from COVID-19. Although the impact of the COVID-19 pandemic on our results of operations has not been material, the extent to which it may impact our results in the longer term is uncertain. Accordingly, certain public health emergencies could have a material adverse effect on our financial condition and results of operations.

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

Our growth strategy includes geographical expansion into new markets and the addition of new services in existing markets through the acquisition of local service providers. These acquisitions involve significant risks and uncertainties, including difficulties assimilating acquired personnel and other corporate cultures into our business, the potential loss of key employees or consumers of acquired providers, regulatory risks, the assumption of liabilities, exposure to unforeseen liabilities of acquired providers, and the diversion of the management team’s attention. In the past, we have made acquisitions that have not performed as expected or that we have been unable to successfully integrate with our existing operations. In addition, our due diligence review of acquired businesses may not successfully identify all potential issues. Further, following completion of an acquisition, we may not be able to maintain the growth rate, levels of revenue, earnings or operating efficiency that we and the acquired business have achieved or might achieve separately. While we continue to seek out and pursue acquisition opportunities, we are doing so with additional caution and diligence due to COVID-19 related considerations. The failure to effectively integrate future acquisitions could have a material adverse impact on our operations.

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

At December 31, 2021 and 2020, we had cash balances of $168.9 million and $145.1 million, respectively, and $224.9 million and $196.6 million, respectively, of outstanding debt on our credit facility. After giving effect to the amount drawn on our credit facility, approximately $8.2 million and $9.0 million of outstanding letters of credit at December 31, 2021 and 2020, respectively, and borrowing limits based on an advanced multiple of Adjusted EBITDA (as defined in the Credit Agreement), we had $143.6 million and $112.6 million available for borrowing under our credit facility as of December 31, 2021 and 2020, respectively. Since our credit facility provides for borrowings based on a multiple of an Adjusted EBITDA ratio, any declines in our Adjusted EBITDA would result in a decrease in our available borrowings under our credit facility.

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

We fund operations primarily through the collection of accounts receivable, but there is a delay between the time that we provide services and the time that we receive reimbursement or payment for these services. These delays may result from such factors as changes by payors to data submission requirements, requests by fiscal intermediaries for additional data or documentation, other Medicare or Medicaid issues, or information system problems. Further, many of the states in which we operate are operating with budget deficits for the 2021 fiscal year and the ongoing economic impact of the COVID-19 pandemic could impact fiscal year 2022 state budgets. These and other states may in the future delay reimbursement, which would adversely affect our liquidity. In addition, from time to time, procedural issues require us to resubmit claims before payment is remitted, which contributes to our aged receivables. Additionally, we may experience unanticipated delays in receiving reimbursement from state programs due to changes in their policies or billing or audit procedures. Delays in receiving reimbursement or payments from Medicare, Medicaid and other payors may adversely impact our working capital. As a result, working capital management, including prompt and diligent billing and collection, is an important factor in our results of operations and liquidity. Our working capital management procedures may not successfully negate this risk.

We are and have been subject to routine and periodic surveys, audits and investigations by various governmental agencies. In addition to surveys to determine compliance with the conditions of participation, CMS has engaged a number of contractors (including Medicare Administrative Contractors ("MACs"), RACs and UPICs) to conduct audits and investigations to evaluate billing practices and identify overpayments. These audits and investigations can result in recoupments by Medicare and other payors of amounts previously paid to us. In addition to audits by CMS contractors, individual states are implementing similar integrity programs using Medicaid RACs. We are unable to predict what additional government regulations, if any, affecting our business may be enacted in the future, how existing or future laws and regulations might be interpreted or whether we will be able to comply with such laws and regulations either in the markets in which we presently conduct, or wish to commence, business. In certain states, payment of claims may be impacted by the Review Choice Demonstration for Home Health Services, a program intended to identify and prevent fraud, reduce the number of Medicare appeals, and improve provider compliance with Medicare program requirements. The program is limited to home health agencies in Illinois, Ohio, North Carolina, Florida and Texas. Providers in these states may initially select from the following claims review and approval processes: pre-claim review, post-payment review, or a minimal post-payment review with a 25% payment reduction. Home health agencies that maintain high compliance levels will be eligible for additional, less burdensome options. We are currently unable to predict what impact, if any, this program may have on our result of operations or financial position.

Our revenues are concentrated in a small number of states which makes us particularly sensitive to regulatory and economic changes in those states.

Our revenues are particularly sensitive to regulatory and economic changes in states in which we generate a significant portion of our revenues including Illinois, New Mexico and New York. Accordingly, any change in the current demographic, economic, competitive or regulatory conditions in these states could have an adverse effect on our business, financial condition or results of operations. Changes to the Medicaid programs in these states could also have a disproportionately adverse effect on our business, financial condition, results of operations or cash flows.

Future efforts to reduce the costs of the Illinois Department on Aging programs could adversely affect our service revenues and profitability.

For the years ended December 31, 2021 and 2020, we derived approximately 21.4% and 23.0%, respectively, of our revenue from the Illinois Department on Aging programs. Previous state government officials have attempted to reduce government spending by proposing changes aimed at reducing expenditures by this department. The nature and extent of any proposed future cost reduction initiatives is unknown. If future reforms impact the eligibility of consumers for services, the number of hours authorized or otherwise restrict services provided to existing consumers, our service revenues, results of operations, financial position and growth may be adversely affected.

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

We are subject to a risk of work stoppages and other labor relations matters because our hourly workforce is highly unionized. As of December 31, 2021, 52.1% of our workforce was represented by labor unions. We have numerous agreements with local SEIU affiliates which are renegotiated from time to time. These negotiations are often initiated when we receive increases in our hourly rates from various state agencies. Upon expiration of these collective bargaining agreements, we may not be able to negotiate labor agreements on satisfactory terms with these labor unions. A strike, work stoppage or other slowdown could result in a disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business. Moreover, potential changes to federal labor laws and regulations, including those supported by the current presidential administration, could increase the likelihood of employee unionization activity and the ability of employees to unionize. Labor costs are the most significant component of our total expenditures and, therefore, an increase in the cost of labor could significantly harm our business.

If we were required to write down all or part of our goodwill and/or our intangible assets, our net earnings and net worth could be materially adversely affected.

Goodwill and intangible assets with finite lives represent a significant portion of our assets. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. For example, if our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill has been impaired. If as part of our annual review of goodwill and intangibles, we were required to write down all or a significant part of our goodwill and/or intangible assets, our net earnings and net worth could be materially adversely affected, which could affect our flexibility to obtain additional financing. In addition, if our assumptions used in preparing our valuations for purposes of impairment testing differ materially from actual future results, we may record impairment charges in the future and our financial results may be materially adversely affected. We had $504.4 million and $469.1 million of goodwill and $64.3 million and $71.5 million of intangible assets recorded on our Consolidated Balance Sheets at December 31, 2021 and 2020, respectively.

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

Accordingly, we are required to have an audit of our internal control over financial reporting. Our management previously determined that a material weakness in our internal control existed as of December 31, 2018, and that two additional material weaknesses existed as of December 31, 2019. Although each of these material weaknesses was remediated as of December 31, 2020 and management determined that our internal control over financial reporting was effective as of that date, as discussed in Item 9A of Part II of the Annual Report on Form 10-K for the year ended December 31, 2020, we cannot assure you that we will not identify another material weakness in the future.

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

Compliance with changing laws and regulations including specific program compliance may result in additional expenses and pose challenges for our management team.

The state agencies that contract for our services require us to comply with various laws and regulations affecting the services we provide. We have a compliance officer who monitors and reports on our compliance efforts. The laws and regulations governing our operations are subject to change. The implementation of these changes may require us to increase our efforts to remain compliant, may reduce the authorizations for services to be provided, and may result in certain consumers no longer being eligible for our services, any of which may result in lower revenues and increased costs, reducing our operating performance and profitability. If we continue to serve our consumers without addressing changes in laws and regulations, we are at risk for non-compliance with program requirements and potential penalties.

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

A significant portion of our caseload and revenues are derived from government healthcare programs, primarily Medicare and Medicaid. For the year ended December 31, 2021, we derived approximately 58.0% of our net service revenues from state and local governmental agencies, primarily through Medicaid state programs. However, changes in government healthcare programs may decrease the reimbursement we receive or limit access to, or utilization of, our services. As federal healthcare expenditures continue to increase and as some state governments navigate budgetary pressures, federal and state governments have made, and may continue to make, significant changes to the Medicare and Medicaid programs and reimbursement received for services rendered to beneficiaries of such programs. For example, the Budget Control Act of 2011 requires automatic spending reductions to reduce the federal deficit, including Medicare spending reductions of up to 2% per fiscal year, with a uniform percentage reduction across all Medicare programs. CMS began imposing a 2% reduction on Medicare claims in April 2013, and these reductions have been extended through 2030, although the CARES Act and related legislation temporarily suspend this 2% reduction from May 1, 2020, through March 31, 2022, and reduce the sequestration adjustments from 2% to 1% from April 1 through June 30, 2022. The full 2% reduction is currently scheduled to resume July 1, 2022 and the reductions for 2030 have been increased to 2.25% for the first six months and to 3% for the second six months. As a result of the ARPA, an additional Medicare payment reduction of up to 4% was required to take effect in January 2022, although Congress has delayed implementation of this reduction until 2023.

The Medicaid program, which is jointly funded by the federal and state governments, is often a state’s largest program. Governmental agencies generally condition their agreements upon a sufficient budgetary appropriation. Almost all of the states in which we operate have experienced periodic financial pressures and budgetary shortfalls due to challenging economic conditions, including as a result of the COVID-19 pandemic, and the rising costs of healthcare. Reductions to federal support for state Medicaid or other programs could also result in budgetary shortfalls. As a result, many states have made, are considering or may consider making changes in their Medicaid or other state and local medical and social programs, including enacting legislation designed to reduce Medicaid expenditures.

Changes that may occur at the federal or state level to contain costs include:

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

Certain of these measures have been implemented by, or are proposed in, states in which we operate. For example, we provide support services as a fiscal intermediary to the New York Consumer Directed Personal Assistance Program (“CDPAP”), a self-directed care alternative program that allows eligible individuals who need help with activities of daily living or skilled nursing services to choose their caregivers. In 2019, New York initiated a new Request For Offer (“RFO”) process to competitively procure CDPAP fiscal intermediaries. We were not selected in the initial RFO process. We submitted a formal protest in response to the selection process, which was filed and accepted in March 2021, but have not yet received a response to the formal protest. The Company recognized approximately $42 million and $3 million in net service revenue and operating income, respectively, from the program for the year ended December 31, 2021.

The New York fiscal year 2022 state budget included a provision to add additional fiscal intermediaries (one or two entities per county with specified population sizes, plus entities that meet various other requirements) to those awarded contracts as a Lead Fiscal Intermediary under the initial RFO process, based on the scoring of the original RFO. As scoring of RFOs was not publicly released, it is unknown at this time if the Company’s score ranked high enough to qualify for these additional awards. The Company has submitted a response to the survey issued by the New York Department of Health to determine the additional contract awards. The New York Department of Health published an anticipated contract start date for all awards to be no earlier than November 1, 2021, but has not yet announced the exact start date. No later than the contract start date, we will be required to begin transitioning patients within the CDPAP to a fiscal intermediary that has been awarded a contract and cease providing services to those patients. We continue to consider other arrangements and to pursue our protest of the award. Given the uncertainty surrounding the program, the Company has suspended materially all of its new patient admissions under the New York CDPAP program.

Additionally, New York has identified significant expenses in excess of its Medicaid budget and exceeded a cap on the state’s Medicaid growth rate that was established by New York statute. In 2020, New York established a new Medicaid Redesign Team (“MRT II”), which is tasked with restoring financial sustainability to the state’s Medicaid program, among other objectives. Many of the MRT II’s recommended savings measures relate to long-term care services and were enacted in the state budget for state fiscal year 2021, although some were deferred as a result of the COVID-19 pandemic. The New York Department of Health has issued regulatory amendments based on the recommendations that would, among other things, limit eligibility for and access to home care services. Parts of the regulatory amendments related to personal care services and CDPAP, such as limiting consumers to one fiscal intermediary, became effective in November 2021, while other provisions, such as changes to the minimum needs (i.e., eligibility) criteria for consumers, have been delayed. The implementation of these changes and other MRT II recommendations could affect our operations and financial performance. It is not yet clear what healthcare-related initiatives the current governor, who took office in mid-2021, will pursue.

In 2021, we derived approximately 38.2% of our net service revenues from services provided in Illinois, 18.3% of our net service revenues in New Mexico and 11.5% of our net service revenues in New York. Because a substantial portion of our business is concentrated in these states, any significant reduction in expenditures that pay for our services or other significant changes in these states may have a disproportionately negative impact on our future operating results. We cannot predict whether states material to our operating results will timely pass budgets in subsequent years or experience changes or other challenges that negatively impact our ability to be reimbursed for our services in a timely manner.

The ACA made significant changes to Medicare and Medicaid policy and funding, among other broad changes across the healthcare industry, promoting a shift toward value-based care, including implementation of alternative payment models. The ACA also resulted in expanded Medicaid eligibility in many states and the establishment of various demonstration projects and Medicaid programs under which states may apply to test new or existing approaches to payment and delivery of Medicaid benefits. Future health reform efforts or make additional significant changes to the ACA could impact both federal and state programs.

If changes in Medicare, Medicaid or other state and local medical and social programs result in a reduction in available funds for the services we offer, a reduction in the number of beneficiaries eligible for our services or a reduction in the number of hours or amount of services that beneficiaries eligible for our services may receive, then our revenues and profitability could be negatively impacted. Our profitability depends principally on the levels of government-mandated payment rates and our ability to manage the cost of providing services. In some cases, commercial insurance companies and other private payors rely on government payment systems to determine payment rates. As a result, changes to government healthcare programs that reduce Medicare, Medicaid or other payments may negatively impact payments from private payors, as well. Any reduction in reimbursements or imposition of copayments that dissuade the use of our services, or any reduction in reimbursement from private payors, could also materially adversely affect our profitability.

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

We may be similarly impacted by increased enrollment of Medicare and Medicaid beneficiaries in managed care plans, resulting in a shift from traditional fee-for-service models. Under the managed Medicare program, also known as Medicare Advantage, the federal government contracts with private health insurers to provide Medicare benefits. Insurers may choose to offer supplemental benefits, including in-home support services, and impose higher plan costs on beneficiaries. Over 40% of Medicare beneficiaries are enrolled in a Medicare Advantage plan, a figure that continues to grow. While hospice services are currently reimbursed as a traditional fee-for-service program under Medicare Part A, hospice services may eventually be offered under Medicare Advantage plans, which could result in reduced reimbursement, limited utilization, and increased competition for managed care contracts.

Enrollment in managed Medicaid plans is also growing, as states are increasingly relying on managed care organizations to deliver Medicaid program services as a strategy to control costs and manage resources. We may experience increased competition for managed care contracts due to state regulation and limitations. For instance, New York law limits the number of home care providers with which a managed Medicaid long-term care plan can contract. We cannot assure you that we will be successful in our efforts to be included in plan networks, that we will be able to secure favorable contracts with all or some of the managed care organizations, that our reimbursement under these programs will remain at current levels, that the authorizations for services will remain at current levels or that our profitability will remain at levels consistent with past performance. In addition, operational processes may not be well defined as a state transitions beneficiaries to managed care. For example, membership, new referrals and the related authorization for services to be provided may be delayed, which may result in delays in service delivery to consumers or in payment for services rendered. Difficulties with operational processes may negatively affect our revenue growth rates, cash flow and profitability for services provided. Other alternative payment models may be presented by the government and commercial payors to control costs that subject our Company to financial risk. We cannot predict at this time what effect alternative payment models may have on our Company.

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

•

confidentiality, maintenance, data breach, identity theft, security, interoperability and refraining from information blocking, access and exchange of health-related and personal information and medical records;

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

These laws include, but are not limited to the federal Anti-Kickback Statute, the federal Stark law, the federal FCA, the federal Civil Monetary Penalties Law, other federal and state fraud and abuse, insurance fraud, and fee-splitting laws, which may extend to services reimbursable by any payer, including private insurers, and federal and state laws governing the security and privacy of health information.

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

In addition, as a result of our participation in Medicaid, Medicare and Veterans Health Administration programs and other state and local governmental programs, and pursuant to certain of our contractual relationships, we are subject to various reviews, compliance audits and investigations by governmental authorities and other third parties to verify our compliance with these programs and agreements as well as applicable laws, regulations and conditions of participation. Each of our home care and hospice agencies must comply with the extensive conditions of participation in the Medicare program. If any of our agencies fail to meet any of the conditions of participation or coverage with respect to state licensure or our participation in Medicaid, Medicare programs, Veterans Health Administration programs and other state and local governmental programs, we may receive a notice of deficiency from the applicable surveyor or authority. Failure to implement a plan of action to correct the deficiency within the period provided by the surveyor or authority could result in civil or criminal penalties, damage to our reputation, cancellation of our agreements, suspension or revocation of our licenses, requirements to repay amounts received, disqualification from federal and state healthcare programs, deactivation or revocation of billing privileges, bars on re-enrollment and other negative consequences. These actions may adversely affect our ability to provide certain services, to receive payments from other payors and to continue to operate which could adversely affect our revenues and profitability. Additionally, we could face liability under the FCA if we submit claims to Medicare or Medicaid while not in compliance with certain conditions of participation. Further, actions taken against one of our offices may subject our other offices to adverse consequences.

We are subject to federal, state and local laws and regulations that govern our employment practices, including minimum wage, living wage, and paid time-off requirements. Failure to comply with these laws and regulations, or changes to these laws and regulations that increase our employment-related expenses, could adversely impact our operations.

We are required to comply with all applicable federal, state and local laws and regulations relating to employment, including OSHA requirements, wage and hour and other compensation requirements, employee benefits, providing leave and sick pay, employment insurance, proper classification of workers as employees or independent contractors, immigration and equal employment opportunity laws. These laws and regulations can vary significantly among jurisdictions and can be highly technical. Costs and expenses related to these requirements are a significant operating expense and may increase as a result of, among other things, changes in federal, state or local laws or regulations, or the interpretation thereof, requiring employers to provide specified benefits or rights to employees, increases in the minimum wage and local living wage ordinances, increases in the level of existing benefits or the lengthening of periods for which unemployment benefits are available. Since our personal care operations are concentrated in Illinois, New Mexico and New York, we are particularly sensitive to changes in laws and regulations in these states. Additionally, the current presidential administration has signaled its support for increases in minimum wage. We may not be able to offset any increased costs and expenses. Furthermore, any failure to comply with these laws, including even a seemingly minor infraction, can result in significant penalties which could harm our reputation and have a material adverse effect on our business. The COVID-19 pandemic has increased some of these risks, with certain states modifying occupational health and safety guidelines in a manner that increases scrutiny and complexity of operations with respect to appropriate training and use in the workplace of PPE and the possibility of corresponding regulatory audit activity with respect to the adequacy of our practices and procedures. The COVID-19 pandemic has also resulted in states modifying standards associated with payment amounts and required justifications to qualify for sick leave and unemployment benefits. These modifications may result in increased operational costs to us, which may adversely impact our financial performance.

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

Each of our subsidiaries that employ an average of at least 50 full-time employees in a calendar year are required to offer a minimum level of health coverage for 95% of our full-time employees in 2021 or be subject to an annual penalty.

Our business may be adversely impacted by healthcare reform efforts, including significant modifications to the ACA.

In recent years, the U.S. Congress and certain state legislatures have considered and passed a large number of laws intended to result in significant changes to the healthcare industry, including the ACA. The ACA affects how healthcare services are delivered and reimbursed through the expansion of public and private health insurance coverage, reduction of growth in Medicare and Medicaid program spending, and the establishment and expansion of programs that tie reimbursement to quality and integration. The ACA has been subject to legislative and regulatory changes and court challenges. Although the current presidential administration has indicated that it generally intends to protect and strengthen the ACA, it is possible that there may be continued changes to the ACA, its implementation or its interpretation. Changes by Congress or government agencies could eliminate or alter provisions beneficial to us, while leaving in place provisions reducing our reimbursement or otherwise negatively impacting our business.

There is also uncertainty regarding whether, when and what other health reform measures will be adopted, and the impact of such efforts on providers as well as other healthcare industry participants. Some members of Congress have proposed expanding government-funded coverage, including proposals to expand coverage of federally-funded insurance programs as an alternative to private insurance or to establish a single payor system (such reforms are often referred to as "Medicare for All"), and some states have implemented or proposed public health insurance options.

In addition, CMS administrators may make changes to Medicaid payment models or grant various flexibilities to states in the administration of state Medicaid programs, including by expanding the scope of waivers under which states may implement Medicaid expansion provisions, impose different eligibility or enrollment restrictions, or otherwise implement programs that vary from federal standards. Other industry participants, such as private payors, may also introduce financial or delivery system reforms. We are unable to predict the nature and success of such initiatives. Healthcare reform initiatives, including changes to the ACA, may have an adverse effect on our business, financial condition, and operating results.

The industry trend toward value-based purchasing may negatively impact our revenues.

There is a trend in the healthcare industry toward value-based purchasing of healthcare services among both government and commercial payors. Generally, value-based purchasing programs emphasize quality of outcome and efficiency of care provided, rather than quantity of care provided. For example, Medicare requires hospices and home health agencies to report certain quality data in order to receive full reimbursement. Failure to report quality data or poor performance may negatively impact the amount of reimbursement received. In addition, CMS publishes home health and hospice quality measure data online, through its Care Compare website, to allow consumers and others to search and compare data for Medicare-certified providers. Alongside this quality and public reporting effort, CMS began implementing a nationwide expansion of the HHVBP Model in January 2022. Under the model, home health agencies will receive increases or decreases to their Medicare fee-for-service payments of up to 5%, based on performance against specific quality measures relative to the performance of other home health providers. Data collected in each performance year will impact Medicare payments two years later. Calendar year 2023 is the first performance year under the expanded HHVBP Model, which will affect payments in calendar year 2025.

In the future, CMS may establish new value-based purchasing programs affecting a broader range of providers. Other initiatives aimed at improving quality and cost of care include alternative payment models, including ACOs and bundled payment arrangements.

There are also several state-driven value-based care initiatives. For example, some states have aligned quality metrics across payors through legislation or regulation. Commercial payors are shifting toward value-based reimbursement arrangements as well.

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

In addition, regulatory agencies may initiate administrative proceedings alleging violations of statutes and regulations arising from our services and seek to impose monetary penalties on us. We could be required to pay substantial amounts to respond to regulatory investigations or, if we do not prevail, damages or penalties arising from these legal proceedings. We also are subject to potential lawsuits under the federal FCA or other federal and state whistleblower statutes designed to combat fraud and abuse in our industry. This and other similar lawsuits can involve significant monetary awards or penalties which may not be covered by our insurance. If our third-party insurance coverage and self-insurance coverage reserves are not adequate to cover these claims, it could have a material adverse effect on our business, results of operations and financial condition. Even if we are successful in our defense, civil lawsuits or regulatory proceedings could distract us from running our business or irreparably damage our reputation.

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

Data Security and Privacy Risks

Our business depends on the proper functioning, availability, and security of our information systems. Our operations may be disrupted if we are unable to effectively integrate, manage and maintain the security of our information systems.

Our business depends on effective and secure information systems that assist us in, among other things, gathering information to improve the quality of consumer care, optimizing financial performance, adjusting consumer mix, monitoring regulatory compliance and enhancing staff efficiency. We rely on external service providers to provide continual maintenance, upgrading, and enhancement of our primary information systems used for our operational needs. The software we license for our various patient information systems supports intake, personnel scheduling, office clinical and centralized billing and receivables management in an integrated database, enabling us to standardize the care delivered across our network of offices and monitor our performance and consumer outcomes. Information systems may be vulnerable to damage from a variety of sources, including telecommunications or network failures, human acts and natural disasters.

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

We have taken precautionary measures to prevent unanticipated problems that could affect our information systems. We have implemented backup of our key information systems that are designed to allow our operations to failover to our geographically separate disaster recovery datacenter with a quick return to operations for all sites and systems in the event our main datacenter becomes inoperable because of a natural disaster, attacks or other cause. All of our sites and branch offices have redundant connections to our primary and backup datacenters using data lines and cellular connections through VPN or MPLS. The key business functions for our main sites also have redundancies with key functions geographically split between our two main facilities, should one not be available due to the above mentioned scenarios. While we believe these measures are reasonable, no system of information security is able to eliminate the risk of business disruptions, and we or our third-party vendors that we rely upon may experience system failures.

If we experience a reduction in the performance, reliability, or availability of our information systems, our operations and ability to process transactions and produce timely and accurate reports could be adversely affected. If we experience difficulties with the transition and integration of information systems or are unable to implement, maintain, or expand our systems properly, we could suffer from, among other things, operational disruptions, regulatory problems, and increases in administrative expenses. The occurrence of any system failure could result in interruptions, delays, the loss or corruption of data and cessations or interruptions in the availability of systems, all of which could have a material, adverse effect on our financial position and results of operations and harm our business reputation.

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

In addition, various states, including California, Colorado, Illinois, Nevada, New York, Massachusetts and Virginia have enacted, and other states are expected to enact, laws and regulations concerning privacy, data protection and information security. To the extent we are subject to such legislation, the potential effects of new legislation are often far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. These laws often provide for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation.

We have invested in security measures designed to protect against the threat of security breaches, including cyber attacks, email phishing schemes, malware and ransomware. However, our technology, and that of our third-party service providers, may fail to adequately secure the protected health information and personally identifiable information we create, receive, transmit and maintain in our databases. In such circumstances, we may be held liable to our patients and regulators, which could result in fines, litigation or adverse publicity that could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Even if we are not held liable, any resulting negative publicity could harm our business and distract the attention of management.

In spite of our policies, procedures and other security measures used to protect our computer systems and data, occasionally, we have experienced breaches that have required us to notify affected consumers and the government, and we have worked with consumers and the government to resolve such issues. While these past breaches have not had a significant adverse impact on our business or results of operations, there can be no assurance that we will not be subject to additional and/or more severe cyber-attacks or security breaches in the future. Such attacks or breaches could result in loss of protected patient medical data or other information subject to privacy laws, disrupt our information technology systems or business, subject us to governmental enforcement actions and litigation (the losses associated with which may not be covered by insurance) and otherwise materially and adversely impact our business and results of operations.

Human Capital Risks

We may not be able to attract and retain qualified personnel or we may incur increased costs in doing so.

We must attract and retain qualified non-executive personnel in the markets in which we operate in order to provide our services. We compete for personnel with other providers of social and medical services as well as companies in other service-based industries. As the labor market continues to be tight and unemployment has declined in comparison to earlier levels, the competition for employees has increased, which will continue to impact our ability to attract and retain new caregivers. In addition, the competition for skilled healthcare staff has increased significantly, which continues to impact our ability to attract and retain qualified skilled healthcare staff. To the extent that the United States continues to have lower unemployment levels and shortages of caregivers and skilled healthcare staff, it may continue to hinder our ability to attract and retain sufficient caregivers and skilled healthcare staff to meet the continuing demand for both our non-clinical and clinical services. Moreover, the increased staffing challenges have resulted in, and may continue to result in, increased labor cost to satisfy our staffing requirements. In addition, labor shortages could be further exacerbated by COVID-19 vaccination requirements.

We may not be able to offset higher labor costs by increasing the rates we charge for our services. In addition, if we fail to attract and retain qualified and skilled personnel, our ability to conduct our business operations effectively and our results of operations would be harmed.

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

Our success depends upon the continued employment of certain members of our executive team to manage several of our key functional areas, including operations, business development, accounting, finance, human resources, marketing, information systems, contracting and compliance. Moreover, the current competitive labor market may make it more difficult to retain or hire members of our executive team. The departure of any member of our executive team may materially adversely affect our operations.

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

A substantial portion of our indebtedness under the credit facility bears interest at variable interest rates that use the London Inter-Bank Offered Rate (“LIBOR”) as a benchmark rate. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR quotations after 2021 (the “FCA Announcement”). The FCA Announcement indicates that the continuation of LIBOR on the current basis cannot and will not be assured after 2021, and LIBOR may cease to exist or otherwise be unsuitable for use as a benchmark. Recent proposals for LIBOR reforms may result in the establishment of new methods of calculating LIBOR or the establishment of one or more alternative benchmark rates. The Amended 2021 Credit Agreement contemplates a transition from LIBOR and specifically identifies the Secured Overnight Financing Rate (“SOFR”) as the replacement reference rate and details the mechanism for transition at LIBOR cessation, which is anticipated to occur on June 30, 2023. The transition to SOFR is not expected to have a material impact on the Company’s results of operations or liquidity.

General Risks

Inclement weather, natural disasters, acts of terrorism, pandemics, riots, civil insurrection or social unrest, looting, protests, strikes or street demonstrations may impact our ability to provide services.

Adverse weather conditions, natural disasters, acts of terrorism, pandemics, riots, civil insurrection or social unrest, looting, protests, strikes or street demonstrations may prevent our employees from providing authorized services. We are not paid for authorized services that are not delivered due to these events. Furthermore, prolonged disruptions as a result of such events in the markets in which we operate could disrupt our relationships with consumers, patients, caregivers and employees and referral sources located in affected areas and, in the case of our corporate office, our ability to provide administrative support services, including billing and collection services. For example, one of our support centers and a number of our agencies are located in the Midwestern United States, New York and California, increasing our exposure to blizzards and other major snowstorms, ice storms, tornadoes, flooding, wildfires and earthquakes. The impact of disasters and similar events is inherently uncertain. Moreover, adverse weather conditions may become more frequent and/or severe as the result of climate change. Future adverse weather conditions, natural disasters, acts of terrorism, pandemics, riots, civil insurrection or social unrest, looting, protests, strikes or street demonstrations may adversely affect our reputation, business and consolidated financial condition, results of operations and cash flows.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We do not own any real property. We lease administrative offices for our local branches, none of which are individually material. We lease approximately 59,000 and 106,000 square feet of office space in Downers Grove, Illinois and Frisco, Texas, respectively, which serve as our support centers. We sublease approximately 21,000 and 15,500 square feet of our office space in Downers Grove and Frisco, respectively, to third parties.

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

Holders

As of December 31, 2021, 2.0% of our shares of common stock were held by our officers and directors and approximately 98.0% of our common stock was held by 278 institutional investors. An insignificant amount of common stock is held by individual holders. As of February 17, 2022, Addus HomeCare Corporation had approximately 16,930 shareholders of its common stock, including 74 shareholders of record.

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

ITEM 6.	[Reserved]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our Consolidated Financial Statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate as a result of the factors we describe under “Risk Factors” and elsewhere in this Annual Report on Form 10-K and other risks as well as other factors that are not currently known to us, that we currently consider immaterial or that are not specific to us, such as general economic conditions. The discussion of our financial condition and results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019, included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) can be found in the Annual Report on Form 10-K for the year ended December 31, 2020.

Overview

We are a home care services provider operating three segments: personal care, hospice and home health. Our services are principally provided in-home under agreements with federal, state and local government agencies, managed care organizations, commercial insurers and private individuals. Our consumers are predominantly “dual eligible,” meaning they are eligible to receive both Medicare and Medicaid benefits. Managed care revenues accounted for 37.2%, 38.6% and 37.8% of our revenue during the years ended December 31, 2021, 2020, and 2019 respectively.

A summary of certain consolidated financial and statistical data results for 2021, 2020 and 2019 are provided in the table below.

	For the Years Ended December 31,
	2021	2020	2019
	(Amounts in Thousands, except States and Locations)
Net service revenues - continuing operations	$864,499	$764,775	$648,791
Net income from continuing operations	45,126	33,133	25,811
Loss from discontinued operations	—	—	(574)
Net income	$45,126	$33,133	$25,237
Total assets	$947,585	$892,582	$636,748

Adjusted EBITDA (1)	$97,661	$76,907	$58,697
States served at period end	22	22	26
Locations at period end	206	214	198

(1)

The Company defines adjusted EBITDA as earnings before discontinued operations, net interest expense, income tax expense, depreciation and amortization, acquisition and de novo expenses, stock-based compensation expense, restructure expenses and other costs, gain or loss on the sale of assets and secondary offering costs. The Company defined adjusted EBITDA to exclude net COVID expenses arising from the pandemic from the second quarter of 2020 to the first quarter of 2021. Adjusted EBITDA is a performance measure used by management that is not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”). It should not be considered in isolation or as a substitute for net income, operating income or any other measure of financial performance calculated in accordance with GAAP. Additionally, our calculation of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. Management believes that Adjusted EBITDA is useful to investors, management and others in evaluating the Company’s operating performance, to provide investors with insight and consistency in the Company’s financial reporting and to present a basis for comparison of the Company’s business operations among periods, and to facilitate comparison with the results of the Company’s peers. Additionally, we believe that Adjusted EBITDA is a measure widely used by securities analysts, investors and others to evaluate the financial performance of other public companies. The financial results presented in accordance with U.S. GAAP and a reconciliation of this non-GAAP measure included within this Annual Report on Form 10-K should be carefully evaluated.

COVID-19 Pandemic Update

COVID-19, the disease caused by a novel coronavirus, continues to be widespread throughout the United States and other parts of the world. Although vaccines became widely available in 2021, there continues to be a significant number of COVID-19 cases and deaths in the United States. In response, various governmental authorities and private businesses in the United States have implemented, or reinstituted, certain mitigation strategies, such as masking and vaccine requirements. Economic conditions in the United States significantly improved during 2021 compared to earlier pandemic levels, although inflationary pressures and supply chain disruptions have recently impacted the U.S. economy. The long-term trends of new cases and deaths in the United States and the future impact of the pandemic continues to be unknown.

In September 2021, President Biden announced a federal six-point plan for responding to the COVID-19 pandemic. As part of this plan, OSHA adopted a rule in November 2021 which would require all employers with 100 or more employees to require their workforce to be fully vaccinated or, alternatively, to provide a negative COVID-19 test result on a weekly basis. Also, CMS issued an interim rule in November 2021 requiring COVID-19 vaccinations for workers in Medicare- and Medicaid-certified providers and suppliers, including hospices and home health agencies, that covers clinical staff, individuals providing services under arrangements, volunteers and staff who are not involved in direct patient care. On January 13, 2022, the U.S. Supreme Court blocked the implementation of the OSHA rule but allowed the CMS interim rule to take effect. In response, President Biden rescinded the private employer mandate and called on states and businesses to voluntarily institute vaccination requirements to protect workers, customers and the broader community. Additionally, some states have implemented, or may implement in the future, vaccine mandates with respect to healthcare personnel. It is currently difficult to predict the impact that any of these vaccine mandates may have on us or the extent to which these vaccine mandates will ultimately become effective. However, we expect that these rules, to the extent that they become effective, will impact our home health and hospice segments.

We are monitoring developments as information becomes available, including with respect to national, state and local vaccine mandates, to access the possible impact on our workforce in personal care, home health, hospice and our corporate support centers. While the Company has not mandated vaccines for our employees, we have developed a multistep program in order to strongly encourage our employees to get the COVID-19 vaccine, which included offering a vaccine stipend and incentives as well as creating educational and motivational leadership communication. These educational and motivational leadership communications are ongoing. We are actively engaged in an effort to track vaccination rates among caregivers and to continue to improve those rates. However, it is difficult to predict the future impact of the pandemic or the federal six-point COVID-19 plan and state and local vaccine mandates on economic conditions in the United States and our business at this time.

For the years ended December 31, 2021 and 2020, COVID-19-related expenses in our personal care segment were approximately $16.5 million and $7.0 million, respectively, which were offset by $12.3 million and $1.4 million, respectively, related to the utilization of the amounts received from the Provider Relief Fund in November 2020 and are included in cost of service revenues on the Consolidated Statements of Income. Additionally, we recognized revenue of $7.1 million and $4.9 million attributable to temporary rate increases from certain payors in our personal care segment for the years ended December 31, 2021 and 2020, respectively.

For the year ended December 31, 2021, COVID-19-related expenses in our hospice segment were approximately $1.9 million, which were offset by $1.9 million related to the utilization of a portion of the funds received from the Queen City Hospice Provider Relief Fund and included in cost of service revenues on the Consolidated Statements of Income.

As of December 31, 2021, the Company deferred the recognition of $6.5 million of payments received from payors for COVID-19 reimbursement, included within accrued expenses, which will be recognized as we incur specific expenses related to the pandemic, such as expenses related to acquiring additional PPE and COVID-19 related paid time off, or will be returned to the extent COVID-19-related expenses are not incurred. We are not able to reasonably predict the total costs we will incur related to the COVID-19 pandemic, and such costs could be substantial.

As the labor market has tightened and unemployment has declined in comparison to earlier levels, the competition for new caregivers, including skilled healthcare staff, has increased significantly. To the extent that we continue to experience a shortage of caregivers, it may continue to hinder our ability to attract and retain sufficient caregivers to meet the continuing demand for both our non-clinical and clinical services. The increased staffing challenges may also result in increased labor cost to satisfy our staffing requirements.

Federal and state agencies continue to issue regulations and guidance related to the COVID-19 pandemic, and the public health situation continues to evolve, and, therefore, we cannot currently predict with certainty the extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted by the pandemic. We will continue to assess the impact and consequences of the COVID-19 pandemic and government responses to the pandemic, including the enactment and implementation of the CARES Act, the PPPHCE Act, the CAA, the ARPA and other stimulus and relief legislation, as well as the implementation of the President’s federal six-point COVID-19 plan and any federal and state vaccine mandates on our business, results of operations, financial condition and cash flows. Given the dynamic nature of these circumstances, the related financial effect cannot be reasonably estimated at this time but is not expected to materially adversely impact our business. See Part I, Item 1A—Risk Factors — “The COVID-19 pandemic could negatively affect our operations, business and financial condition, and our liquidity could also be negatively impacted, particularly if the U.S. economy remains unstable for a significant amount of time” of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 1, 2021.

See “Liquidity and Capital Resources” below for additional information regarding funds received related to COVID-19 pandemic relief.

Acquisitions

In addition to our organic growth, we have grown through acquisitions that have expanded our presence in current markets, with the goal of having all three levels of in-home care in our markets, or facilitating our entry into new markets where in-home care has been moving to managed care organizations.

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

On October 1, 2021, we completed the acquisition of Summit Home Health, LLC (“Summit”) for approximately $8.1 million, with funding provided by available cash. With the purchase of Summit, we added clinical services in Illinois to our home health segment.

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

For the years ended December 31, 2021, 2020 and 2019, our revenue by payor and significant states by segment were as follows:

	Personal Care
	2021		2020		2019
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
State, local and other governmental programs	$338,325	49.3%	$324,670	50.2%	$303,479	52.2%
Managed care organizations	311,801	45.5	287,032	44.3	239,559	41.3
Private pay	19,991	2.9	20,398	3.2	21,765	3.7
Commercial insurance	9,820	1.4	9,991	1.5	9,204	1.6
Other	5,917	0.9	5,142	0.8	6,721	1.2
Total personal care segment net service revenues	$685,854	100.0%	$647,233	100.0%	$580,728	100.0%
Illinois	$328,619	47.9%	$288,326	44.6%	$247,524	42.6%
New York	99,732	14.5	115,510	17.8	108,403	18.7
New Mexico	97,784	14.3	86,618	13.4	75,666	13.0
All other states	159,719	23.3	156,779	24.2	149,135	25.7
Total personal care segment net service revenues	$685,854	100.0%	$647,233	100.0%	$580,728	100.0%

	Hospice
	2021		2020		2019
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$142,086	93.3%	$94,068	92.9%	$49,649	92.6%
Managed care organizations	5,664	3.7	4,931	4.9	2,768	5.2
Other	4,503	3.0	2,298	2.2	1,184	2.2
Total hospice segment net service revenues	$152,253	100.0%	$101,297	100.0%	$53,601	100.0%
Ohio	$61,415	40.3%	$—	—%	$—	—%
New Mexico	36,063	23.7	42,648	42.1	38,790	72.4
All other states	54,775	36.0	58,649	57.9	14,811	27.6
Total hospice segment net service revenues	$152,253	100.0%	$101,297	100.0%	$53,601	100.0%

With the acquisition of Queen City Hospice, the Company expanded its hospice services in the state of Ohio.

	Home Health
	2021		2020		2019
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$20,700	78.4%	$12,765	78.6%	$11,218	77.6%
Managed care organizations	4,457	16.9	3,188	19.6	2,942	20.3
Other	1,235	4.7	292	1.8	302	2.1
Total home health segment net service revenues	$26,392	100.0%	$16,245	100.0%	$14,462	100.0%
New Mexico	$24,735	93.7%	$16,245	100.0%	$14,462	100.0%
Illinois	1,657	6.3	—	—	—	—
Total home health segment net service revenues	$26,392	100.0%	$16,245	100.0%	$14,462	100.0%

With the acquisition of Summit, the Company expanded its home health services in the state of Illinois.

We derive a significant amount of our net service revenues in Illinois, which represented 38.2% and 37.7% of our net service revenues for the years ended December 31, 2021 and 2020, respectively. A significant amount of our revenue is derived from one payor client, the Illinois Department on Aging, the largest payor program for our Illinois personal care operations, which accounted for 21.4% and 23.0% of our net service revenues for the years ended December 31, 2021 and 2020, respectively.

Changes in Reimbursement Rates

Illinois

On November 26, 2019, the City of Chicago voted to approve additional increases in the Chicago minimum wage to $14 per hour beginning July 1, 2020 and to $15 per hour beginning July 1, 2021.

Effective January 1, 2021, the state of Illinois fiscal year 2021 budget increased in-home care rates through the Community Care Program by 7.1%, to $23.40 from $21.84. However, the rate increase was delayed and did not take effect until April 1, 2021, as a result of on-going state revenue declines due to COVID-19 and the failure of the November 2020 referendum to revise the Illinois income tax code. On June 29, 2021, the Governor announced the authorization of bonus payments to providers in an amount equivalent to the rate increase for services delivered from January 1, 2021 to March 31, 2021 for state reimbursed hours of care provided in the fee-for-service context. The bonus payment of $3.0 million was recognized and received during the year ended December 31, 2021. On December 3, 2021, in connection with the same rate increase for in-home care, the Department of Family Services provided approval and direction for retroactive payments for the same period for all claims billed to managed care organizations. The Company recognized $2.0 million related to the rate increase for the year ended December 31, 2021.

The Illinois fiscal year 2022 budget funds a further increase of in-home care rates to $24.96 effective January 1, 2022. On July 12, 2021, in connection with the temporary increase in federal funding for Medicaid home and community-based services authorized by the ARPA, the State of Illinois submitted its Initial Spending Plan and Narrative to CMS for approval. Included in that plan is the acceleration of the rate increase to $24.96 from January 1, 2022, to November 1, 2021. The Company recognized $3.6 million related to the rate increase for the year ended December 31, 2021. CMS granted partial approval of the Illinois plan, but highlighted that the state will need to submit an amendment for certain Medicaid waiver programs with regard to any rate change methodology. The state is preparing this amendment and has not yet spent any funds in connection with the rate acceleration.

Our business will benefit from the rate increases noted above as planned for 2022, but there is no assurance that there will be additional offsetting rate increases in Illinois for fiscal years beyond fiscal year 2022, and our financial performance will be adversely impacted for any periods in which an additional offsetting reimbursement rate increase is not in effect.

Impact of Changes in Medicare and Medicaid Reimbursement

Home Health

Home health services provided to Medicare beneficiaries are paid under the Medicare Home Health Prospective Payment System (“HHPPS”), which uses national, standardized 30-day period payment rates for periods of care that meet a certain threshold of home health visits (periods of care that do not meet the visit threshold are paid a per-visit payment rate for providing care). Although payment is made for each 30-day period, the HHPPS permits continuous 60-day certification periods through which beneficiaries are verified as eligible for the home health benefit. The daily home health payment rate is adjusted for case-mix and area wage levels. CMS uses the PDGM as the case-mix classification model to place periods of care into payment categories, classifying patients based on clinical characteristics and their resource needs. An outlier adjustment may be paid for periods of care where costs exceed a specific threshold amount.

CMS updates the HHPPS payment rates each calendar year. For calendar year 2022, CMS increased HHPPS rates by an estimated 3.2%, which reflects a 3.1% market basket update and a productivity adjustment of negative 0.5 percentage points, among other changes. Home health providers that do not comply with quality data reporting requirements are subject to a 2 percentage point reduction to their market basket update. In addition, beginning January 1, 2022, Medicare requires home health agencies to submit a one-time Notice of Admission (“NOA”) for each patient that establishes that the beneficiary is under a Medicare home health period of care. Failure to submit the NOA within five calendar days from the start of care will result in a reduction to the 30-day period payment amount for each day from the start of care date until the date the NOA is submitted.

Effective January 1, 2022, CMS began implementing a nationwide expansion of the Home Health Value-Based Purchasing (“HHVBP”) Model. Under the model, home health agencies will receive adjustments to their Medicare fee-for-service payments of up to 5%, based on performance against specific quality measures relative to the performance of other home health providers. Data collected in each performance year will impact Medicare payments two years later. Calendar year 2023 is the first performance year under the expanded HHVBP Model, which will affect payments in calendar year 2025.

In certain states, payment of claims may be impacted by the Review Choice Demonstration for Home Health Services, a program intended to identify and prevent fraud, reduce the number of Medicare appeals and improve provider compliance with Medicare program requirements. The program applies to home health agencies in Illinois, Ohio, North Carolina, Florida and Texas and may expand, in the future, into additional states. Providers in states subject to the Review Choice Demonstration may initially select from the following claims review and approval processes: pre-claim review, post-payment review or a minimal post-payment review with a 25% payment reduction. Home health agencies that maintain high compliance levels will be eligible for additional options that may be less burdensome. We are currently unable to predict what impact, if any, this program may have on our result of operations or financial position.

Hospice

Hospice services provided to Medicare beneficiaries are paid under the Medicare Hospice Prospective Payment System, under which CMS sets a daily rate for each day a patient is enrolled in the hospice benefit. CMS updates these rates each federal fiscal year. Effective October 1, 2021, CMS increased hospice payment rates by 2.0%. This reflects a 2.7% market basket increase and a negative 0.7 percentage point productivity adjustment. Hospices that do not satisfy quality reporting requirements are subject to a 2 percentage point reduction to the market basket update. Beginning in 2024, the reduction to the market basket update for failure to report quality data will increase to 4 percentage points.

Overall payments made by Medicare to each hospice provider number are subject to an inpatient cap and an aggregate cap, which is set each federal fiscal year. The inpatient cap limits the number of days of inpatient care to no more than 20% of total patient care days. The aggregate cap, which limits the total Medicare reimbursement that a hospice may receive based on an annual per-beneficiary cap amount and the number of Medicare patients served, was updated to $31,297.61 for federal fiscal year 2022. If a hospice’s Medicare payments exceed its inpatient or aggregate caps, it must repay Medicare the excess amount.

New York CDPAP

The New York Consumer Directed Personal Assistance Program (“CDPAP”) is a self-directed care alternative program that allows eligible individuals who need help with activities of daily living or skilled nursing services to choose their caregivers. We provide support services as a CDPAP fiscal intermediary. In 2019, New York initiated a new Request for Offer (“RFO”) process to competitively procure CDPAP fiscal intermediaries. On February 11, 2021, the New York Department of Health announced its initial selection of parties to enter into contracts as a Lead Fiscal Intermediary. The Company was not one of the selected entities in the initial RFO process. The Company has submitted a formal protest in response to the selection process, which was filed and accepted on March 19, 2021. The Company has not yet received a response to the formal protest. The Company recognized approximately $42 million and $3 million in revenue and operating income, respectively, from the program for the year ended December 31, 2021. The Company continues to explore its options, including appeals, other arrangements under which the Company may continue to provide these services, and expense reductions to minimize any potential final impact of the RFO process.

The New York fiscal year 2022 state budget included a provision to add additional fiscal intermediaries (one or two entities per county with specified population sizes, plus entities that meet various other requirements) to those awarded contracts as a Lead Fiscal Intermediary under the initial RFO process, based on the scoring of the original RFO. As scoring of RFOs was not publicly released, it is unknown at this time if the Company’s score ranked high enough to qualify for these additional awards. The Company has submitted a response to the survey issued by the New York Department of Health to determine the additional contract awards. The New York Department of Health published an anticipated contract start date for all awards to be no earlier than November 1, 2021, but has not yet announced the exact start date. No later than the contract start date, we will be required to begin transitioning patients within the CDPAP to a fiscal intermediary that has been awarded a contract and cease providing services to those patients. We continue to consider other arrangements and to pursue our protest of the award. Given the uncertainty surrounding the program, the Company has suspended materially all of its new patient admissions under the New York CDPAP program.

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

Depreciation and Amortization Expenses

Depreciable assets consist principally of furniture and equipment, network administration and telephone equipment and operating system software. Depreciable and leasehold assets are depreciated or amortized on a straight-line method over their useful lives or, if less and if applicable, their lease terms. We amortize our intangible assets with finite lives, consisting of customer and referral relationships, trade names, trademarks and non-competition agreements, using straight line or accelerated methods based upon their estimated useful lives.

Interest Expense

Interest expense is reported when incurred and principally consists of interest and unused credit line fees on the credit facility.

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. Our effective income tax rate was 25.2% and 21.0% for the years ended December 31, 2021 and 2020, respectively, compared to our federal statutory rate of 21.0%. Our higher effective income tax rate in 2021 was principally due to the inclusion of state taxes and non-deductible compensation, partially offset by an excess tax benefit and the use of federal employment tax credits.

Discontinued Operations

Effective March 1, 2013, we sold substantially all of the assets used in our then home health business (the “2013 Home Health Business”) in Arkansas, Nevada and South Carolina, and 90% of the 2013 Home Health Business in California and Illinois. Effective October 1, 2017, we sold the remaining 10% ownership interest in the 2013 Home Health Business in California and Illinois. Therefore, we have segregated the 2013 Home Health Business operating results and presented them separately as discontinued operations for the year ended December 31, 2019, see Note 1, Significant Accounting Policies, to the Notes to Consolidated Financial Statements for additional information.

Results of Operations

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

The following table sets forth, for the periods indicated, our consolidated results of operations.

	2021		2020		Change
		Net Service		Net Service
	Amount	Revenues	Amount	Revenues	Amount	%
Net service revenues	$864,499	100.0%	$764,775	100.0%	$99,724	13.0%
Cost of service revenues	594,651	68.8	538,538	70.4	56,113	10.4
Gross profit	269,848	31.2	226,237	29.6	43,611	19.3
General and administrative expenses	189,418	21.9	169,679	22.2	19,739	11.6
Depreciation and amortization	14,494	1.7	12,051	1.6	2,443	20.3
Total operating expenses	203,912	23.6	181,730	23.8	22,182	12.2
Operating income	65,936	7.6	44,507	5.8	21,429	48.1
Interest income	(268)	—	(624)	(0.1)	356	(57.1)
Interest expense	5,806	0.7	3,189	0.4	2,617	82.1
Total interest expense, net	5,538	0.7	2,565	0.3	2,973	115.9
Income before income taxes	60,398	6.9	41,942	5.5	18,456	44.0
Income tax expense	15,272	1.8	8,809	1.2	6,463	73.4
Net income	$45,126	5.1%	$33,133	4.3%	$11,993	36.2%

Net service revenues increased by 13.0% to $864.5 million for the year ended December 31, 2021 compared to $764.8 million in 2020. Net service revenue increased by $38.6 million and $51.0 million in our personal care and hospice segments, respectively, for the year ended December 31, 2021, compared to 2020. Net service revenue increased due to a 7.8% increase in revenues per billable hour for the year ended December 31, 2021 in our personal care segment compared to 2020. The increase in our hospice segment revenue was primarily due to an increase in average daily census and revenue per patient day, mainly attributed to the acquisition of Queen City Hospice on December 4, 2020, partially offset by a decrease in average daily census organic growth, compared to 2021.

Gross profit, expressed as a percentage of net service revenues, increased to 31.2% for the year ended December 31, 2021, from 29.6% in 2020. The increase was mainly attributed to the full-year effect in 2021 of the acquisition of our relatively higher margin hospice segment businesses in 2020.

General and administrative expenses increased to $189.4 million for the year ended December 31, 2021 compared to $169.7 million in 2020. The increase in general and administrative expenses was primarily due to acquisitions that resulted in an increase in administrative employee wages, taxes and benefit costs of $14.0 million. In addition, stock-based compensation increased by $3.4 million for the year ended December 31, 2021 compared to 2020. General and administrative expenses, expressed as a percentage of net service revenues slightly decreased to 21.9% for 2021, from 22.2% in 2020.

Depreciation and amortization increased to $14.5 million for the year ended December 31, 2021 from $12.1 million in 2020, primarily due to the increase of intangible asset amortization related to the full-year effect in 2021 of our fiscal year 2020 acquisitions and fiscal year 2021 acquisitions.

Interest expense increased to $5.5 million from $2.6 million for the year ended December 31, 2021 compared to 2020. The increase in interest expense was primarily due to higher outstanding borrowings under our credit facility for the year ended December 31, 2021 compared to 2020.

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. The effective income tax rate was 25.2% and 21.0% for the years ended December 31, 2021 and 2020, respectively, compared to our federal statutory rate of 21.0%. Our higher effective income tax rate in 2021 was principally due to the inclusion of state taxes and non-deductible compensation, partially offset by an excess tax benefit and the use of federal employment tax credits. For the years ended December 31, 2021 and 2020, the effective tax rates were inclusive of an excess tax benefit of 2.0% and 5.6%, respectively. The excess tax benefit is a discrete item, primarily related to the vesting of equity shares, which requires the Company to recognize the benefit fully in the period.

Results of Operations – Segments

The following tables and related analysis summarize our operating results and business metrics by segment:

Personal Care Segment

	For the Years Ended December 31,
	2021		2020		Change
	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$685,854	100.0%	$647,233	100.0%	$38,621	6.0%
Cost of services revenues	502,024	73.2	480,191	74.2	21,833	4.5
Gross profit	183,830	26.8	167,042	25.8	16,788	10.1
General and administrative expenses	61,565	9.0	60,468	9.3	1,097	1.8
Segment operating income	$122,265	$17.8%	$106,574	16.5%	$15,691	14.7%

Business Metrics (Actual Numbers, Except Billable Hours in Thousands)
Locations at period end	162		170
Average billable census * (1)	38,051		39,199		(1,148)	(2.9)%
Billable hours * (2)	30,151		30,645		(494)	(1.6)
Average billable hours per census per month * (2)	65.7		64.7		1.0	1.5
Billable hours per business day * (2)	115,521		116,967		(1,446)	(1.2)
Revenues per billable hour * (2)	$22.71		$21.07		$1.64	7.8%
Same store growth revenue % * (3)	7.3		5.9

(1)	Average billable census is the number of unique clients receiving a billable service during the year and is the total census divided by months in operation during the period.
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

The personal care segment derives a significant amount of net service revenues from operations in Illinois, which represented 47.9% and 44.6% of our net service revenues for the years ended December 31, 2021 and 2020, respectively. One payor client, the Illinois Department on Aging, accounted for 21.4% and 23.0% of net service revenues for the years ended December 31, 2021 and 2020, respectively. Net service revenues from state, local and other governmental programs accounted for 49.3% and 50.2% of net service revenues for the years ended December 31, 2021 and 2020, respectively. Managed care organizations accounted for 45.5% and 44.3% of net service revenues for the years ended December 31, 2021 and 2020, respectively, with commercial insurance, private pay and other payors accounting for the remainder of net service revenues.

Net service revenues increased by 6.0% for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily as a result of an increase in revenues per billable hour of 7.8%, mainly attributed to rate increases discussed above. The Company experienced a decrease in New York net service revenues of $15.8 million for the year ended December 31, 2021, primarily driven by a decrease in the New York CDPAP program as discussed above, compared to 2020.

Gross profit, expressed as a percentage of net service revenues, increased from 25.8% for the year ended December 31, 2020 to 26.8% for the year ended December 31, 2021 due to a decrease in direct service employee wages, taxes and benefit costs of 0.7%.

General and administrative expenses increased by approximately $1.1 million for the year ended December 31, 2021. General and administrative expenses, expressed as a percentage of net service revenues was 9.0% and 9.3% for the years ended December 31, 2021 and 2020, respectively. The decrease for the year ended December 31, 2021 compared to 2020 is primarily due to synergies from acquisitions.

Hospice Segment

	For the Years Ended December 31,
	2021		2020		Change
	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$152,253	100.0%	$101,297	100.0%	$50,956	50.3%
Cost of services revenues	75,186	49.4	47,197	46.6	27,989	59.3
Gross profit	77,067	50.6	54,100	53.4	22,967	42.5
General and administrative expenses	34,632	22.7	25,394	25.1	9,238	36.4
Segment operating income	$42,435	27.9%	$28,706	28.3%	$13,729	47.8%

Business Metrics (Actual Numbers)
Locations at period end	32		34
Admissions * (1)	9,592		6,376		3,216	50.4%
Average daily census * (2)	2,561		2,619		(58)	(2.2)
Average length of stay * (3)	96.5		104.9		(8.4)	(8.0)
Patient days * (4)	923,014		657,172		265,842	40.5
Revenue per patient day * (5)	$164.95		$154.14		$10.81	7.0%
Organic growth
- Revenue * (6)	(6.2)%		(5.3)%
- Average daily census * (6)	(11.2)%		1.2%

(1)	Represents referral process and new patients on service during the period.
(2)	Average daily census is total patient days divided by the number of days in the period, adjusted for patient days for acquisitions beginning on date of acquisition.
(3)	Average length of stay is the average number of days a patient is on service, calculated upon discharge, and is total patient days divided by total discharges in the period.
(4)	Patient days is days of service for all patients in the period.
(5)	Revenue per patient day is hospice revenue divided by the number of patient days in the period.
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

Net service revenues from Medicare accounted for 93.3% and 92.9% and managed care organizations accounted for 3.7% and 4.9% for the years ended December 31, 2021 and 2020, respectively. Net service revenues increased by $51.0 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to increases in average daily census and revenue per patient day, mainly attributed to the acquisition of Queen City Hospice on December 4, 2020, partially offset by a decrease in average daily census organic growth, compared to 2021.

Gross profit, expressed as a percentage of net service revenues was 50.6% and 53.4% for the years ended December 31, 2021 and 2020, respectively. The decrease in gross profit as a percentage of net service revenues was mainly attributed to an increase of direct employee wages, taxes and benefit costs of 3.0%.

The hospice segment’s general and administrative expenses primarily consist of administrative employee wages, taxes and benefit costs, rent, information technology and office expenses. General and administrative expenses, expressed as a percentage of net service revenues was 22.7% and 25.1% for the years ended December 31, 2021 and 2020, respectively. The decrease for the year ended December 31, 2021 compared to 2020 is primarily due to synergies from acquisitions. The increase in general and administrative expenses was primarily due to acquisitions that resulted in a $7.3 million increase in administrative employee wages, taxes and benefit costs and a $0.5 million increase in rent expenses for the year ended December 31, 2021.

Home Health Segment

	For the Years Ended December 31,
	2021		2020		Change
	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$26,392	100.0%	$16,245	100.0%	$10,147	62.5%
Cost of services revenues	17,441	66.1	11,150	68.6	6,291	56.4
Gross profit	8,951	33.9	5,095	31.4	3,856	75.7
General and administrative expenses	5,713	21.6	3,773	23.2	1,940	51.4
Segment operating income	$3,238	12.3%	$1,322	8.2%	$1,916	144.9%

Business Metrics (Actual Numbers)
Locations at period end	12		10
New admissions * (1)	8,781		4,122		4,659	113.0%
Recertifications * (2)	3,547		2,578		969	37.6
Total volume * (3)	12,328		6,700		5,628	84.0
Visits * (4)	183,951		118,470		65,481	55.3%
Organic growth
- Revenue * (5)	11.3%		(3.0)%

(1)	Represents new patients during the period.
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

Home health generates revenue by providing home health services on a short-term, intermittent or episodic basis to individuals, generally to treat an illness or injury. Net service revenues from Medicare accounted for 78.4% and 78.6% and managed care organizations accounted for 16.9% and 19.6% for the years ended December 31, 2021 and 2020, respectively. Home health services provided to Medicare beneficiaries are paid under the Medicare Home Health Prospective Payment System, which uses national, standardized 30-day period payment rates for periods of care. CMS uses the PDGM as the case-mix classification model to place periods of care into payment categories, classifying patients based on clinical characteristics. An outlier adjustment may be paid for periods of care in which costs exceed a specific threshold amount.

Net service revenues increased by $10.1 million for the year ended December 31, 2021 compared to 2020. Total visits increased for the year ended December 31, 2021, mainly attributed to organic growth and the acquisition of Armada on August 1, 2021.

Gross profit, expressed as a percentage of net service revenues was 33.9% and 31.4% for the years ended December 31, 2021 and 2020, respectively. The increase in gross profit as a percentage of net service revenues was due to a decrease in direct employee wages, taxes and benefit costs of 1.9% for the year ended December 31, 2021 compared to 2020. Gross profit, expressed as a percentage of net service revenues, for the year ended December 31, 2021 improved compared to 2020, due to PDGM case mix and improvements as restrictions related to COVID-19 eased.

The home health segment’s general and administrative expenses consist of administrative employee wages, taxes and benefit costs, rent, information technology and office expenses. General and administrative expenses, expressed as a percentage of net service revenues was 21.6% and 23.2% for the years ended December 31, 2021 and 2020, respectively. The decrease for the year ended December 31, 2021 compared to 2020 is primarily due to synergies from acquisitions. The increase in general and administrative expenses was primarily due to acquisitions that resulted in a $1.6 million increase in administrative employee wages, taxes and benefit costs for the year ended December 31, 2021.

Non-GAAP Financial Measures

Adjusted EBITDA is a non-GAAP measure that has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results of operations as reported under generally accepted accounting principles in the United States (“GAAP”). The financial results presented in accordance with U.S. GAAP and a reconciliation of this non-GAAP measure included within this Annual Report on Form 10-K should be carefully evaluated.

We define Adjusted EBITDA as net income before discontinued operations, net interest expense, income tax expense, depreciation and amortization, acquisition and de novo expenses, stock-based compensation expense, restructure and other costs, gain or loss on the sale of assets, and secondary offering costs. The Company defined adjusted EBITDA to exclude net COVID expenses arising from the pandemic from the second quarter of 2020 to the first quarter of 2021. Adjusted EBITDA is a performance measure used by management that is not calculated in accordance with GAAP. It should not be considered in isolation or as a substitute for net income, operating income or any other measure of financial performance calculated in accordance with GAAP. Additionally, our calculation of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

Management believes that Adjusted EBITDA is useful to investors, management and others in evaluating our operating performance for the following reasons:

•

By reporting Adjusted EBITDA, we believe that we provide investors with insight and consistency in our financial reporting and present a basis for comparison of our business operations between current, past and future periods. We believe that Adjusted EBITDA allows management, investors and others to evaluate and compare our core operating results, including return on capital and operating efficiencies, from period to period, by removing the impact of our capital structure (interest expense), asset base (amortization and depreciation), tax consequences, stock-based compensation expense and other identified adjustments.

•	We believe that Adjusted EBITDA is a measure widely used by securities analysts, investors and others to evaluate the financial performance of other public companies.
•

We recorded stock-based compensation expense of $9.4 million, $6.0 million and $5.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. By comparing our Adjusted EBITDA in different periods, our investors can evaluate our operating results without stock-based compensation expense, which is a non-cash expense which we believe is not a key measure of our operations.

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

•	Adjusted EBITDA does not reflect any acquisition and de novo expenses;
•	Adjusted EBITDA does not reflect any stock-based compensation;
•	Adjusted EBITDA does not reflect any restructure expense and other costs;
•	Adjusted EBITDA does not reflect any net COVID-19 expense arising from the pandemic from the second quarter of 2020 to the first quarter of 2021;
•	Adjusted EBITDA does not reflect any gains or losses on the sale of assets;
•	Adjusted EBITDA does not reflect any secondary offering costs; and
•	other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Management compensates for these limitations by using GAAP financial measures in addition to Adjusted EBITDA in managing the day-to-day and long-term operations of our business. We believe that consideration of Adjusted EBITDA, together with a careful review of our GAAP financial measures, is the most informed method of analyzing our Company.

The following table sets forth a reconciliation of net income, the most directly comparable GAAP measure, to Adjusted EBITDA:

	For the Years Ended December 31,
	2021	2020	2019
	(Amounts In Thousands)
Reconciliation of net income to Adjusted EBITDA (a):
Net income	$45,126	$33,133	$25,237
Less: loss from discontinued operations, net of tax	—	—	574
Net income from continuing operations	45,126	33,133	25,811
Interest expense, net	5,538	2,565	1,582
Income tax expense from continuing operations	15,272	8,809	7,359
Depreciation and amortization	14,494	12,051	10,574
Acquisition and de novo expenses	7,306	6,956	4,775
Stock-based compensation expense	9,434	6,005	5,766
Restructure expense and other costs	1,057	5,614	2,703
COVID-19 expense, net (b)	(591)	1,480	—
Loss on sale of assets	25	294	—
Secondary offering costs	—	—	127
Adjusted EBITDA*	$97,661	$76,907	$58,697

(a)	The selected historical Consolidated Statements of Income data for the fiscal years ended December 31, 2021, 2020 and 2019, were derived from our audited Consolidated Financial Statements.
(b)	Excludes net COVID expenses arising from the pandemic from the second quarter of 2020 to the first quarter of 2021.

*Management deems these metrics to be key performance indicators. Management uses these metrics to monitor our performance, both in our existing operations and acquisitions. Many of these metrics serve as the basis of reported revenues and assessment of these, provide direct correlation to the results of operations from period to period and facilitate comparison with the results of our peers. Historical trends established in these metrics can be used to evaluate current operating results, identify trends affecting our business, determine the allocation of resources and assess the quality and potential variability of our cash flows and earnings. We believe they are useful to investors in evaluating and understanding our business but should not be used solely in assessing the Company’s performance. These key performance indicators should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented herein to fully evaluate and understand the business as a whole. These measures may not be comparable to similarly-titled performance indicators used by other companies.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand and cash from operations and borrowings under our credit facility. At December 31, 2021 and 2020, we had cash balances of $168.9 million and $145.1 million, respectively. Cash flows from operating activities represent the inflow of cash from our payor clients and the outflow of cash for payroll and payroll taxes, operating expenses, interest and taxes.

We drew approximately $29.0 million on the revolver portion of our credit facility to fund, in part, the acquisition of Armada on August 1, 2021. Additionally, we reallocated and refinanced $17.4 million of our outstanding initial term loans as revolving loans, as discussed below. At December 31, 2021, we had a total of $224.9 million in revolving loans, with an interest rate of 2.10% outstanding on our credit facility. After giving effect to the amount drawn on our credit facility, approximately $8.2 million of outstanding letters of credit and borrowing limits based on an advance multiple of Adjusted EBITDA (as defined in the Credit Agreement), we had $376.6 million of capacity and $143.6 million available for borrowing under our credit facility. At December 31, 2020, we had a total of $178.5 million revolving credit loans, with an interest rate of 1.90%, and $18.1 million term loans, with an interest rate of 1.90%. During the year ended December 31, 2020, the Company drew approximately $135.0 million on the revolver portion of its credit facility to fund, in part, the purchase price for the Queen City Hospice acquisition on December 4, 2020.

Our credit facility requires us to maintain a total net leverage ratio not exceeding 3.75:1.00. At December 31, 2021, we were in compliance with our financial covenants under the Credit Agreement. Although we believe our liquidity position remains strong, we can provide no assurance that we will remain in compliance with the covenants in our Credit Agreement, and in the future, it may prove necessary to seek an amendment with the bank lending group under our credit facility. Additionally, there can be no assurance that we will be able to raise additional funds on terms acceptable to us, if at all.

Borrowing Capacity

On July 30, 2021, the Company entered into a Second Amendment (the “Second Amendment”) to our Credit Agreement. The Second Amendment, among other things, reallocated and refinanced $17.4 million of our outstanding initial term loans as revolving loans (such that the Company has no outstanding initial term loans and no further initial term loans may be borrowed) and increased the Company’s revolving credit facility to an aggregate amount of $600.0 million. Moreover, the Second Amendment increased the Company’s incremental loan facility to an aggregate amount $125.0 million, which incremental loan facility may be for term loans or an increase to the revolving loan commitments. The maturity of the revolving credit facility was also extended from May 8, 2023 to July 30, 2026. Additionally, the Credit Agreement contains hardwired fallback language that contemplates a transition from LIBOR and specifically it identifies SOFR as the replacement reference rate and details the mechanism for transition at LIBOR cessation, which is anticipated to occur on June 30, 2023. The transition to SOFR is not expected to have a material impact on the Company’s results of operations or liquidity. In connection with the Second Amendment, we incurred approximately $3.0 million of debt issuance costs.

See Note 8, Long-Term Debt, to the Notes to Consolidated Financial Statements for additional details of our long-term debt.

COVID-19 Pandemic

Any deterioration in economic conditions in the United States, including as the result of the COVID-19 pandemic, would pose a risk to states’ revenues, which in turn could affect our reimbursements and collections received for services rendered. Depending on the severity and length of any potential economic downturn, states could face significant fiscal challenges and revise their revenue forecasts and adjust their budgets, and sales tax collections and income tax withholdings could be depressed in fiscal year 2021 (which began July 1 in most states), and, potentially, future fiscal years. In this regard, Illinois, New Mexico and New York, our top three personal care markets, previously revised revenue estimates downward for the 2021 fiscal year as the result of earlier negative economic conditions arising from the pandemic. Also in response to reduced revenues, the state of New York authorized the issuance of short-term bonds and implemented uniform reductions to Medicaid payments. Effective for dates of service on or after April 2, 2020, the uniform reduction rate is 1.5%. The reduction applies to home health and personal care services but hospice services are exempt.

Government Stimulus and Relief Measures

As a result of the COVID-19 pandemic, federal and state governments have passed legislation, promulgated regulations, and taken other administrative actions intended to assist healthcare providers in providing care to COVID-19 patients and other patients during the public health emergency. These temporary measures include relief from Medicare conditions of participation requirements for healthcare providers, relaxation of licensure requirements for healthcare professionals, relaxation of privacy restrictions for telehealth remote communications, promoting use of telehealth by expanding the scope of services for which Medicare reimbursement is available, and limited waivers of fraud and abuse laws for activities related to COVID-19 during the emergency period. The current federal public health emergency declaration expires April 16, 2022, but HHS has indicated it will provide states with 60 days’ notice prior to termination of the declaration.

The ARPA, which became law on March 11, 2021, provides for $350 billion in relief funding for eligible state, local, territorial, and Tribal governments to mitigate the fiscal effects of the COVID-19 public health emergency. Additionally, the law provides for a 10 percentage point increase in federal matching funds for Medicaid HCBS from April 1, 2021, through March 30, 2022, provided the state satisfies certain conditions. States must use the monies attributable to this matching fund increase to supplement, not supplant, their level of spending for the implementation of activities enhanced under the Medicaid HCBS in effect as of April 1, 2021. States will be permitted to use the state funds equivalent to the additional federal funds through March 31, 2024.

Provider Relief Fund

One of the primary sources of relief for healthcare providers is the Provider Relief Fund, which has been funded through the CARES Act and related legislation. Provider Relief Fund payments are intended to compensate healthcare providers for lost revenues and health care related expenses incurred in response to the COVID-19 pandemic and are not required to be repaid, provided that recipients attest to and comply with certain terms and conditions, including limitations on balance billing and not using funds received from the Provider Relief Fund to reimburse expenses or losses that other sources are obligated to reimburse.

In November 2020, the Company received grants in an aggregate principal amount of $13.7 million from the Provider Relief Fund, for which we had previously applied. The Company utilized $12.3 million and $1.4 million of these funds during the years ended December 31, 2021 and 2020, respectively, for healthcare related expenses, including retention payments attributable to COVID-19 that were unreimbursed by other sources. We are required to properly and fully document the use of such funds in reports to HHS, which must be submitted no later than March 31, 2022. Queen City Hospice administered retention payments totaling $1.9 million to caregivers for the year ended December 31, 2021, which we believed to be necessary to secure and maintain adequate personnel. Commercial organizations that receive and expend annual total awards of $750,000 or more in federal funding, including payments received through the Provider Relief Fund, are subject to federal audit requirements.

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

Payroll tax deferral

The CARES Act also provides for certain federal income and other tax changes, including allowing for the deferral of the employer portion of Social Security payroll taxes through December 31, 2020. The payroll tax deferral requires that the deferred payroll taxes be paid over two years, with half of the eligible deferred amount required to be paid by December 31, 2021 and the other half by December 31, 2022. The Company received a cash benefit of approximately $7.1 million related to the deferral of employer payroll taxes for 2020 under the CARES Act, for the period April 2, 2020 through June 30, 2020. Effective July 1, 2020, the Company began paying its deferred portion of employer Social Security payroll taxes and repaid $3.0 million of the $7.1 million in 2021.

Medicare sequester

The CARES Act and related legislation also include other provisions offering financial relief, for example temporarily lifting the Medicare sequester, which would have otherwise reduced payments to Medicare providers by 2% as required by the Budget Control Act of 2011, from May 1, 2020, through December 31, 2021 (but also extending sequestration through 2030). Congress further delayed these sequestration cuts through March 31, 2022, and reduced the sequestration adjustment to 1% from April 1 through June 30, 2022. The full 2% reduction is currently scheduled to resume July 1, 2022. These sequestration cuts have been extended through 2030, with the reductions for 2030 set to increase to 2.25% for the first six months and to 3% for the second six months.

In our hospice segment, Medicare sequester relief resulted in an increase in net service revenues of $2.9 million and $1.3 million for the years ended December 31, 2021 and 2020, respectively. In our home health segment, Medicare sequester relief resulted in an increase in net service revenues of $0.5 million and $0.2 million, for the years ended December 31, 2021 and 2020, respectively.

However, the ARPA increases the federal budget deficit in a manner that triggers an additional statutorily mandated sequestration under the PAYGO Act. As a result, an additional Medicare payment reduction of up to 4% was required to take effect in January 2022. However, Congress has delayed implementation of this payment reduction until 2023. We cannot currently determine if, or to what extent, our business, results of operations, financial condition or liquidity will ultimately be impacted by mandated sequestration triggers under the PAYGO Act, or if or when the mandated sequestration will occur.

Cash Flows

The following table summarizes historical changes in our cash flows for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
	(Amounts in Thousands)
Net cash provided by operating activities	$39,488	$109,411	$12,019
Net cash used in investing activities	(42,015)	(214,236)	(188,697)
Net cash provided by financing activities	26,344	138,189	217,986

Net cash provided by operating activities was $39.5 million for the year ended December 31, 2021, compared to $109.4 million in 2020 primarily due to the timing of receipts on accounts receivable and the timing of government stimulus funds. The changes in accounts receivable were primarily related to the growth in revenue and a decrease in days sales outstanding (“DSO”) during the year ended December 31, 2021 compared to 2020, as described below. The related receivables due from the Illinois Department on Aging represented 16.1% and 15.9% of net accounts receivable at December 31, 2021 and 2020, respectively.

Net cash used in investing activities was $42.0 million for the year ended December 31, 2021, compared to $214.2 million for the year ended December 31, 2020. Our investing activities for the year ended December 31, 2021 consisted of $29.1 million primarily for the acquisition of Armada, $8.2 million for the acquisition of Summit and $4.6 million in purchases of property and equipment primarily related to technology infrastructure. Our investing activities for the year ended December 31, 2020 primarily consisted of $194.8 million for the acquisition of Queen City Hospice, $15.8 million for the acquisition of County Homemakers, $14.5 million for the acquisition of A Plus and $6.8 million in purchases of property and equipment primarily related to our ongoing investments in our technology infrastructure and investments in expanding our corporate office.

Net cash provided by financing activities was $26.3 million for the year ended December 31, 2021 compared to $138.2 million for the year ended December 31, 2020. Our financing activities for the year ended December 31, 2021 included borrowings of $29.0 million on the revolver portion of our credit facility to fund the Armada acquisition, the reallocation and refinancing of $17.4 million of our outstanding initial term loans as revolving loans and cash paid for debt issuance costs of $3.0 million. Our financing activities for the year ended December 31, 2020 primarily related to borrowings of approximately $135.0 million on the revolver portion of our credit facility to fund, in part, the Queen City Hospice acquisition and $3.9 million in cash received from the exercise of stock options.

Outstanding Accounts Receivable

Gross accounts receivable as of December 31, 2021 and 2020 were $138.4 million and $133.4 million, respectively. Outstanding accounts receivable, net of the allowance for doubtful accounts, increased by $4.3 million as of December 31, 2021 compared to December 31, 2020. The open receivable balance from the Illinois Department on Aging, the largest payor program for the Company’s Illinois personal care operation, increased by $0.8 million from $21.2 million as of December 31, 2020 to $22.0 million as of December 31, 2021. Our collection procedures include review of account aging and direct contact with our payors. We have historically not used collection agencies. An uncollectible amount is written off to the allowance account after reasonable collection efforts have been exhausted.

We calculate our DSO by taking the accounts receivable outstanding, net of the allowance for doubtful accounts, divided by the net service revenues for the last quarter, multiplied by the number of days in that quarter. Our DSOs were 54 and 61 days at December 31, 2021 and 2020, respectively. The DSOs for our largest payor, the Illinois Department on Aging, at December 31, 2021 and 2020 were 43 and 46 days, respectively.

As discussed above in “COVID-19 Pandemic”, any deterioration in economic conditions in the United States, including as the result of the COVID-19 pandemic, would pose a risk to states’ revenues, which in turn could affect our reimbursements and collections received for services rendered. Depending on the severity and length of any potential economic downturn, states could face significant fiscal challenges and revise their revenue forecasts and adjust their budgets, and sales tax collections and income tax withholdings could be depressed in fiscal year 2021 (which began July 1 in most states), and, potentially, future fiscal years. We cannot determine if Congress will provide additional relief with additional stimulus and relief legislation.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

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

Our significant accounting policies are described in Note 1 to the Notes to Consolidated Financial Statements. An accounting policy is deemed to be critical if it involves a significant level of estimation uncertainty and has had or is reasonably likely to have a material impact on our financial condition or results of operations. We base our estimates and judgments on historical experience and other sources and factors that we believe to be reasonable under the circumstances, however, actual results may differ from these estimates. Our critical accounting policies requiring estimates, assumptions and judgments that we believe have the most significant impact on our consolidated financial statements are described below.

Revenue Recognition, Accounts Receivable and Allowances

Net service revenue is recognized at the amount that reflects the consideration the Company expects to receive in exchange for providing services directly to consumers. Receipts are from federal, state and local governmental agencies, managed care organizations, commercial insurers and private consumers for services rendered. The Company assesses the consumers’ ability to pay at the time of their admission based on the Company’s verification of the customer’s insurance coverage under the Medicare, Medicaid, and other commercial or managed care insurance programs. Laws and regulations governing the governmental programs in which we participate are complex and subject to interpretation. Net service revenues related to uninsured accounts, or self-pay, is recorded net of implicit price concessions estimated based on historical collection experience to reduce revenue to the estimated amount we expect to collect. Amounts collected from all sources may be less than amounts billed due to implicit price concessions resulting from client eligibility issues, insufficient or incomplete documentation, services at levels other than authorized, pricing differences and other reasons unrelated to credit risk. We monitor our net service revenues and collections from these sources and record any necessary adjustment to net service revenues based upon management’s assessment of historical write offs and expected net collections, business and economic conditions, trends in federal, state and private employer health care coverage and other collection indicators.

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

As of December 31, 2021 and 2020, goodwill was $504.4 million and $469.1 million, respectively, included in our Consolidated Balance Sheets. The carrying value of our goodwill is the excess of the purchase price over the fair value of the net assets acquired from various acquisitions. In accordance with ASC Topic 350, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite useful lives are not amortized. We test goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. We may elect to use a qualitative test to determine whether impairment has occurred, focused on various factors including macroeconomic conditions, market trends, specific reporting unit financial performance and other entity specific events, to determine if it is more likely than not that the fair value of a reporting unit exceeds its carrying value, including goodwill. We may also bypass the qualitative assessment and perform a quantitative test. Additionally, it is our policy to update the fair value calculation of our reporting units and perform the quantitative goodwill impairment test on a periodic basis. The quantitative goodwill impairment test involves comparing the fair value of a reporting unit with its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, then goodwill is not impaired. If the fair value of a reporting unit is less than its carrying value, then goodwill is impaired to the extent of the difference.

For the years ended December 31, 2021, 2020 and 2019, we performed the quantitative analysis to evaluate whether an impairment occurred. Since quoted market prices for our reporting units are not available, we rely on widely accepted valuation techniques to determine fair value, including discounted cash flow and market multiple approaches, which capture both the future income potential of the reporting unit and the market behaviors and actions of market participants in the industry that includes the reporting unit. These types of models require us to make assumptions and estimates regarding future cash flows, industry-specific economic factors and the profitability of future business strategies. The discounted cash flow model uses a projection of estimated operating results and cash flows that are discounted using a weighted average cost of capital. The market multiple model estimates fair value based on market multiples of earnings before interest, taxes and depreciation and amortization. Under the discounted cash flow model, the projection uses management’s best estimates of economic and market conditions over the projected period for each reporting unit using significant assumptions such as revenue growth rates and the weighted-average cost of capital.

Based on the totality of the information available, we concluded that it was more likely than not that the estimated fair values of our reporting units were greater than their carrying values. Consequently, we concluded that there were no impairments for the years ended December 31, 2021, 2020 or 2019. For the fiscal year 2021 impairment tests, the fair value of the reporting units exceeded their respective carrying values (commonly referred to as “headroom”) by at least 100% in the personal care and home health reporting units, and by 20% in the hospice reporting unit. The headroom percentage for the hospice reporting unit decreased as compared to the prior year primarily due to prior acquisitions increasing the carrying value combined with a decline in estimates to average daily census and an increase in estimates for labor costs both driven by the impact of the COVID-19 pandemic, resulting in lower discounted cash flows compared to 2020. We performed a sensitivity analysis on this reporting unit and determined that a more than 1.5% increase to the weighted- average cost of capital, the most sensitive assumption used in the estimate, would result in the fair value being lower than the carrying value. The Company bases its fair value estimates on assumptions management believes to be reasonable but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

As of December 31, 2021 and 2020, intangibles, net of accumulated amortization, was $64.3 million and $71.5 million, respectively, included in our Consolidated Balance Sheets. Our identifiable intangible assets consist of customer and referral relationships, trade names, trademarks, state licenses and non-competition agreements. Definite-lived intangible assets are amortized using straight-line and accelerated methods based upon the estimated useful lives of the respective assets, which range from one to twenty-five years, and assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Customer and referral relationships are amortized systematically over the periods of expected economic benefit, which range from five to ten years. We would recognize an impairment loss when the estimated future non-discounted cash flows associated with the intangible asset are less than the carrying value. An impairment charge would then be recorded for the excess of the carrying value over the fair value. We estimate the fair value of these intangible assets using the income approach. In accordance with ASC Topic 350, Goodwill and Other Intangible Assets, intangible assets with indefinite useful lives are not amortized. We test intangible assets with indefinite useful lives for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. No impairment charge was recorded for the years ended December 31, 2021, 2020 or 2019. Amortization of intangible assets is reported in the statement of income caption, “Depreciation and amortization” and not included in the income statement caption cost of service revenues.

Recent Accounting Pronouncements

Refer to Note 1 to the Notes to Consolidated Financial Statements for further discussion.

Standby letters of credit

We had outstanding letters of credit of $8.2 million at December 31, 2021. These standby letters of credit benefit our third-party insurer for our high deductible workers’ compensation insurance program. The amount of the letters of credit is negotiated annually in conjunction with the insurance renewals.

Material Cash Requirements

We believe that our existing cash on hand, our anticipated cash flows from operations and amounts available under our Credit Agreement will be sufficient to fund our anticipated operating and investing needs for the next 12 months and for the foreseeable future thereafter. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in Part I, Item 1A—“Risk Factors”.

Debt

As of December 31, 2021, the Company had outstanding debt on our revolving loan under our credit facility of $224.9 million, payable on July 30, 2026. Interest payments associated with the debt totals $27.6 million, with $6.3 million payable within 12 months. As described in Note 8 to the Notes to Consolidated Financial Statements, interest on borrowings under the revolving loan are variable. The calculated interest payable amounts use actual rates available through January 2021 and assumes the January rates of 2.10%, respectively, for all future interest payable on the revolving loans. See Note 8, Long-Term Debt, to the Notes to Consolidated Financial Statements for additional details of our long-term debt.

Leases

The Company has lease arrangements for local branches, our corporate headquarters and certain equipment. As of December 31, 2021, the Company had fixed lease payment obligations of $48.5 million, with $11.0 million payable within 12 months. See Note 2, Leases, to the Notes to Consolidated Financial Statements for additional details of our leases.

Impact of Inflation

The United States has recently experienced inflationary conditions, which we believe generally commenced in the latter half of 2021. The impact of inflation on us is reflected in, and may continue to result in, increased operating costs, particularly the wages we pay our caregivers and other personnel and our ability to attract and retain personnel. Rising price levels might allow us to increase our fees to private pay clients, but our ability to realize rate increases from government programs might be limited despite inflation. Inflation may also raise our financing costs. For additional information regarding the risks to us from the current competitive labor market and increasing labor costs, see Item 1A—Risk Factors — “We may not be able to attract and retain qualified personnel or we may incur increased costs in doing so.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt, including, without limitation, the potential impact of the discontinuation or modification of LIBOR. As of December 31, 2021, we had outstanding borrowings of approximately $224.9 million on our credit facility, all of which was subject to variable interest rates. As of December 31, 2020, we had outstanding borrowings of approximately $196.6 million on our credit facility, all of which was subject to variable interest rates. If the variable rates on this debt were 100 basis points higher than the rate applicable to the borrowing during the year ended December 31, 2021, our net income would have decreased by $1.7 million, or $0.10 per diluted share. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.

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

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Under SEC Staff guidance, companies are permitted to exclude acquisitions from their first assessment of internal control over financial reporting which covers the period in which such acquisition was completed. We excluded Armada Skilled Homecare of New Mexico LLC, Armada Hospice of New Mexico LLC and Armada Hospice of Santa Fe LLC (collectively, “Armada”) and Summit Home Health, LLC (“Summit”), each of which are wholly-owned subsidiaries, from our assessment of internal control over financial reporting as of December 31, 2021 because they were acquired in purchase business combinations on August 1, 2021 and October 1, 2021, respectively.

•	Armada represented 0.5% of our revenues and 2.0% of our operating income, respectively for the year ended December 31, 2021.
•	Summit represented 0.2% of our revenues and 0.0% of our operating income, respectively for the year ended December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears within Part IV, Item 15—“Exhibits and Financial Statement Schedules.”.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On or about February 23, 2022, the Company entered into new indemnification agreements with each of its directors and executive officers (each, an “Indemnitee”). The indemnification agreements provide that the Company will indemnify the Indemnitee against certain expenses and costs arising out of claims to which he or she becomes subject in connection with his or her service to the Company. The indemnification agreements contain customary terms and conditions and establish certain customary procedures and presumptions. Each new indemnification agreement with a current director or officer will replace and supersede the prior indemnification agreement between the Company and such director or officer, if such director or officer was a party to a prior indemnification agreement. The foregoing description of the indemnification agreements does not purport to be complete and is qualified in its entirety by reference to the form of indemnification agreement filed as Exhibit 10.50 hereto and incorporated herein by reference.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K as we intend to file our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders pursuant to Regulation 14A of the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the 2022 Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2021.

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

The information required by this item is incorporated by reference to the 2022 Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2021.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the 2022 Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2021.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the 2022 Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2021.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the 2022 Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2021.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)

(1), (2) The Financial Statements listed on the index on page F-1 following are included herein. All schedules are omitted, either because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

(b)	Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Date Filing	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation of Addus HomeCare Corporation dated as of October 27, 2009.	10-Q	001-34504	11/20/2009	3.1

3.2	Amended and Restated Bylaws of Addus HomeCare Corporation, as amended by the First Amendment to Amended and Restated Bylaws.	10-Q	001-34504	05/9/2013	3.2

4.1	Form of Common Stock Certificate.	S-1	333-160634	10/2/2009	4.1

4.2	Description of Securities of Addus HomeCare Corporation Registered under Section 12 of the Exchange Act.	10-K	001-34504	8/10/2020	4.2

10.1*	Separation and General Release Agreement, dated as of September 20, 2009, between Addus HealthCare, Inc. and W. Andrew Wright, III.	S-1	333-160634	9/21/2009	10.1(b)

10.2*	Addus HealthCare, Inc. Home Health and Home Care Division Vice President and Regional Director Bonus Plan.	S-1	333-160634	7/17/2009	10.10

10.3*	Addus HealthCare, Inc. Support Center Vice President and Department Director Bonus Plan.	S-1	333-160634	7/17/2009	10.11

10.4*	Addus Holding Corporation 2006 Stock Incentive Plan.	S-1	333-160634	7/17/2009	10.12

10.5*	Director Form of Non-Qualified Stock Option Certificate under the 2006 Stock Incentive Plan.	S-1	333-160634	7/17/2009	10.13

10.6*	Executive Form of Non-Qualified Stock Option Certificate under the 2006 Stock Incentive Plan.	S-1	333-160634	7/17/2009	10.14

10.7	2009 Form of Indemnification Agreement.	S-1	333-160634	7/17/2009	10.16

10.8	License Agreement for Horizon Homecare Software, dated March 24, 2006, between McKesson Information Solutions, LLC and Addus HealthCare, Inc.	S-1	333-160634	8/26/2009	10.17

10.9	Contract Supplement to License Agreement No. C0608555, dated March 24, 2006.	S-1	333-160634	8/26/2009	10.17(a)

10.10	Contract Supplement to License Agreement No. 00608555, dated March 28, 2006.	S-1	333-160634	8/26/2009	10.17(b)

10.11	Amendment to License Agreement No. C0608555, dated March 28, 2006, between McKesson Information Solutions LLC and Addus HealthCare, Inc.	S-1	333-160634	8/26/2009	10.17(c)

10.12*	Form of Addus HomeCare Corporation 2009 Stock Incentive Plan.	S-1	333-160634	9/21/2009	10.20

10.13*	Form of Nonqualified Stock Option Award Agreement pursuant to the 2009 Stock Incentive Plan.	S-1	333-160634	9/21/2009	10.20(a)

10.14*	Form of Restricted Stock Award Agreement pursuant to the 2009 Stock Incentive Plan.	S-1	333-160634	9/21/2009	10.20(b)

10.15*	The Executive Nonqualified “Excess” Plan Adoption Agreement, by Addus HealthCare, Inc., dated April 1, 2012.	8-K	001-34504	4/5/2012	99.1

10.16*	The Executive Nonqualified Excess Plan Document.	8-K	001-34504	4/5/2012	99.2

10.17	Asset Purchase Agreement, dated as of February 7, 2013, by and among Addus HealthCare, Inc., its subsidiaries identified therein, LHC Group, Inc. and its subsidiaries identified therein.	8-K	001-34504	3/6/2013	99.1

10.18*	Employment and Non-Competition Agreement, effective December 15, 2014, by and between Addus HealthCare, Inc. and Maxine Hochhauser.	8-K	001-34504	12/15/2014	99.1

10.19	Securities Purchase Agreement, dated as of April 24, 2015, by and among Addus HealthCare, Inc., Margaret Coffey, Carol Kolar, South Shore Home Health Service, Inc. and Acaring Home Care, LLC.	10-Q	001-34504	5/8/2015	10.1

10.20*	Separation Agreement and General Release, dated as of March 18, 2016, by and between Addus HealthCare, Inc. and Inna Berkovich.	8-K	001-34504	03/23/2016	10.1

10.21*	Separation Agreement and General Release, effective May 25, 2016, by and between Addus HealthCare, Inc. and Donald Klink.	8-K	001-34504	5/27/2016	99.1

10.22*	Separation Agreement and General Release, dated as of March 1, 2016, by and between Addus HomeCare Corporation and Mark S. Heaney.	8-K	001-34504	3/2/2016	99.2

10.23*	Severance Agreement and General Release, dated as of February 13, 2017, by and between Addus HomeCare Corporation and Maxine Hochhauser.	8-K	001-34504	1/18/2017	10.1

10.24

Credit Agreement, dated as of May 8, 2017, by and among Addus Healthcare, Inc., as the Borrower, the other parties from time to time a party thereto, and Capital One, National Association, as a Lender and Swing Lender and as Agent for all Lenders, Suntrust Bank, as Documentation Agent, Bank of the West, Compass Bank, Fifth Third Bank and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, the other financial institutions party thereto, as Lenders, Capital One, National Association, Bank of the West, Compass Bank, Fifth Third Bank and JPMorgan Chase Bank, N.A. and Suntrust Robinson Humphrey as Joint Lead Arrangers and Capital One, National Association, as Sole Bookrunner.

		10-Q	001-34504	5/9/2017	10.3

10.25*	Addus HomeCare Corporation’s 2017 Omnibus Incentive Plan, effective as of April 27, 2017.	8-K	001-34504	6/16/2017	10.1

10.26*	Form of Nonqualified Stock Option Award Agreement pursuant to the 2017 Omnibus Incentive Plan.	10-K	001-34504	3/14/2018	10.28

10.27*	Form of Restricted Stock Award Agreement pursuant to the 2017 Omnibus Incentive Plan.	10-K	001-34504	3/14/2018	10.29

10.28*	Amended and Restated Employment and Non-Competition Agreement, dated April 25, 2017, by and between Addus HealthCare, Inc. and Brenda Belger.	10-Q	001-34504	8/8/2017	10.7

10.29*	Transition Agreement and Release, effective as of August 14, 2017, by and between Addus HealthCare, Inc. and Brenda Belger.	8-K	001-34504	7/31/2017	10.1

10.30	Stock Purchase Agreement, dated February 27, 2018, by and among Addus Healthcare, Inc., Michael J. Merrell and Mary E. Merrell, individually, Michael J. Merrell and Mary E. Merrell, as Trustees of the Merrell Revocable Trust UTA dated June 3, 2012, and Michael J. Merrell and Mary E. Merrell, as Trustees of the Ambercare Corporation Employee Stock Ownership Plan Trust.	8-K	001-34504	3/5/2018	10.1

10.31	Amended and Restated Credit Agreement by and among Addus HealthCare, Inc., as borrower, the Company, the other Credit Parties party thereto, the Lenders and L/C Issuers party thereto, and Capital One, National Association, as administrative agent.	10-Q	001-34504	8/11/2018	10.2

10.32*	Second Amended and Restated Employment and Non-Competition Agreement, dated November 5, 2018, by and between Addus HealthCare, Inc. and R. Dirk Allison.	10-Q	001-34504	8/11/2018	10.3

10.33*	Second Amended and Restated Employment and Non-Competition Agreement, dated November 5, 2018, by and between Addus HealthCare, Inc. and Brian Poff.	10-Q	001-34504	8/11/2018	10.4

10.34*	Second Amended and Restated Employment and Non-Competition Agreement, dated November 5, 2018, by and between Addus HealthCare, Inc. and James Zoccoli.	10-Q	001-34504	8/11/2018	10.5

10.35*	Second Amended and Restated Employment and Non-Competition Agreement, dated November 5, 2018, by and between Addus HealthCare, Inc. and Darby Anderson.	10-Q	001-34504	8/11/2018	10.6

10.36*	Second Amended and Restated Employment and Non-Competition Agreement, dated November 5, 2018, by and between Addus HealthCare, Inc. and W. Bradley Bickham.	10-Q	001-34504	8/11/2018	10.7

10.37*	Amended and Restated Employment and Non-Competition Agreement, dated November 5, 2018, by and between Addus HealthCare, Inc. and Laurie Manning.	10-Q	001-34504	8/11/2018	10.8

10.38	Amended and Restated Credit Agreement, dated as of October 31, 2018, by and among Addus HealthCare, Inc., as borrower, the Company, the other Credit Parties party thereto, the Lenders and L/C Issuers party thereto, and Capital One, National Association, as administrative agent.	10-Q	001-34504	11/8/2018	10.2

10.39*	Employment and Non-Competition Agreement, effective April 29, 2019, by and between Addus HealthCare, Inc. and Sean Gaffney.	8-K	001-34504	4/8/2019	99.2

10.40*	Employment and Non-Competition Agreement, effective November 7, 2019, by and between Addus HealthCare, Inc. and David Tucker.	10-K	001-34504	8/10/2020	10.40

10.41*	Employment and Non-Competition Agreement, effective November 7, 2019, by and between Addus HealthCare, Inc. and Mike Wattenbarger.	10-K	001-34504	8/10/2020	10.41

10.42*	Transition Agreement and Release, effective as of July 31, 2019, by and between Addus HealthCare, Inc. and James “Zeke” Zoccoli.	8-K	001-34504	7/24/2019	10.1

10.43	Equity Purchase Agreement, dated August 25, 2019, by and among Addus Healthcare, Inc., Hospice Partners of America, LLC, New Capital Partners II – HS, Inc., Senior Care Services, LLC, Eastside Partners II, L.P., and New Capital Partners II, LLC.	S-3ASR	333-233600	9/3/2019	2.1

10.44	First Amendment to Amended and Restated Credit Agreement, dated as of September 12, 2019, by and among Addus HealthCare, Inc., as the Borrower, Addus HomeCare Corporation, other Credit Parties party thereto, Capital One, National Association, as administrative agent and as a Lender, and the other Lenders party thereto.	10-Q	001-34504	9/13/2019	10.1

10.45	Unit Purchase Agreement, dated November 10, 2020, by and among Addus Healthcare, Inc., Queen City Hospice, LLC, Miracle City Hospice, LLC, and QCH Holdings LLC.	10-K	001-34504	3/1/2021	10.45

10.46	Amendment to Unit Purchase Agreement, dated December 3, 2020, by and among Addus Healthcare, Inc., Queen City Hospice, LLC, Miracle City Hospice, LLC, and QCH Holdings LLC.	10-K	001-34504	3/1/2021	10.46

10.47*	Transition Agreement and Release, effective June 11, 2021, by and among Addus HealthCare, Inc. and Laurie Manning.	10-Q	001-34504	8/4/2021	10.1

10.48*	Employment and Non-Competition Agreement, effective June 14, 2021, by and between Addus HealthCare, Inc. and Roberton James Stevenson.	10-Q	001-34504	8/4/2021	10.2

10.49**	Second Amendment to Amended and Restated Credit Agreement, dated as of July 30, 2021, by and among Addus HealthCare, Inc., as the Borrower, Addus HomeCare Corporation, the other Credit Parties party thereto, Capital One, National Association, as administrative agent and as a Lender, and the other Lenders party thereto.	8-K	001-34504	8/4/2021	10.1

10.50*	2022 Form of Indemnification Agreement.

21.1	Subsidiaries of Addus HomeCare Corporation.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

*	Management compensatory plan or arrangement
**

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
R. Dirk Allison, Chief Executive Officer and Chairman of the Board

Date: February 25, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ R. DIRK ALLISON R. Dirk Allison	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 25, 2022

/s/ BRIAN POFF Brian Poff	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2022

/s/ MICHAEL EARLEY Michael Earley	Director	February 25, 2022

/s/ MARK L. FIRST Mark L. First	Director	February 25, 2022

/s/ STEVEN I. GERINGER Steven I. Geringer	Lead Director	February 25, 2022

/s/ DARIN J. GORDON Darin J. Gordon	Director	February 25, 2022

/s/ ESTEBAN LÓPEZ, M.D. Esteban López, M.D.	Director	February 25, 2022

/s/ VERONICA HILL-MILBOURNE	Director	February 25, 2022
Veronica Hill-Milbourne

/s/ JEAN RUSH	Director	February 25, 2022
Jean Rush

/s/ SUSAN T. WEAVER, M.D., FACP Susan T. Weaver, M.D., FACP	Director	February 25, 2022

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Addus HomeCare Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Addus HomeCare Corporation and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management has excluded Armada Skilled Homecare of New Mexico LLC, Armada Hospice of New Mexico LLC and Armada Hospice of Santa Fe LLC (collectively, “Armada”) and Summit Home Health, LLC (“Summit”) from its assessment of internal control over financial reporting as of December 31, 2021, because they were acquired by the Company in purchase business combinations during 2021. We have also excluded Armada and Summit from our audit of internal control over financial reporting. Armada and Summit are wholly-owned subsidiaries whose total revenues and total operating income excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 0.5% and 0.2% of total revenues, respectively and approximately 2.0% and 0.0%, of total operating income, respectively, of the related consolidated financial statement amounts for the year ended December 31, 2021.

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

Valuation of Accounts Receivable, Net of Allowances for Implicit Price Concessions

As described in Note 1 to the consolidated financial statements, net service revenue is recognized at the amount that reflects the consideration the Company expects to receive in exchange for providing services directly to consumers. Amounts collected may be less than amounts billed due to implicit price concessions, resulting from client eligibility issues, insufficient or incomplete documentation, services at levels other than authorized, pricing differences and other reasons unrelated to credit risk. Management estimates the value of accounts receivable, net of allowances for implicit price concessions, based upon historical experience and other factors, including an aging of accounts receivable, evaluation of expected adjustments, past adjustments and collection experience in relation to amounts billed, current contract and reimbursement terms, shifts in payors and other relevant information. The evaluation of these historical and other factors involves complex, subjective judgments. Accounts receivable, net of allowances for implicit price concessions (before the allowance for doubtful accounts), were $138.4 million as of December 31, 2021.

The principal considerations for our determination that performing procedures relating to the valuation of accounts receivable, net of allowances for implicit price concessions is a critical audit matter are (i) the significant judgment by management when developing the estimate of the valuation of accounts receivable, net of allowances for implicit price concessions and (ii) a high degree of auditor judgement, subjectivity, and effort in performing procedures and evaluating the audit evidence obtained related to the estimate.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimate of the valuation of accounts receivable, net of implicit price concessions, including controls over the allowance for implicit price concessions. These procedures also included, among others, (i) testing management’s process for developing the estimate of accounts receivable, net of allowances for implicit price concessions, (ii) evaluating the relevance and use of historical experience data as an input into the estimate, (iii) testing the completeness and accuracy of underlying historical collection data used in the estimate, (iv) testing, on a sample basis, the accuracy of revenue transactions and cash collections from the billing and collection data used in management’s estimate, (v) evaluating the historical accuracy of management’s estimate of the amount expected to be collected by comparing actual cash collections to the related accounts receivable, and (vi) performing a retrospective comparison of actual cash collected subsequent to year-end to evaluate the reasonableness of the prior year estimate.

Goodwill Impairment Assessment – Hospice Reporting Unit

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s goodwill balance was $504.4 million as of December 31, 2021, and the goodwill associated with the hospice reporting unit was $328.3 million. Management tests goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. The goodwill impairment test involves comparing the fair value of a reporting unit with its carrying value, including goodwill. Since quoted market prices for the Company’s reporting units are not available, management relies on widely accepted valuation techniques to determine fair value, including the discounted cash flow approach. Under the discounted cash flow model, the projection uses management’s best estimates of economic and market conditions over the projected period for each reporting unit using significant assumptions such as revenue growth rates and the weighted-average cost of capital.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the hospice reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value of the hospice reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the revenue growth rates and the weighted-average cost of capital; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the hospice reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value of the hospice reporting unit; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the revenue growth rates and the weighted-average cost of capital. Evaluating management’s assumptions related to the revenue growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the hospice reporting unit; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the Company’s discounted cash flow model and the reasonableness of the weighted-average cost of capital significant assumption.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

February 25, 2022

We have served as the Company’s auditor since 2019.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2021 and 2020

(amounts and shares in thousands, except per share data)

	2021	2020
Assets
Current assets
Cash	$168,895	$145,078
Accounts receivable, net of allowances	136,955	132,650
Prepaid expenses and other current assets	18,491	9,969
Total current assets	324,341	287,697
Property and equipment, net of accumulated depreciation and amortization	18,483	19,749
Other assets
Goodwill	504,392	469,072
Intangibles, net of accumulated amortization	64,321	71,549
Deferred tax assets, net	—	6,524
Operating lease assets, net	36,048	37,991
Total other assets	604,761	585,136
Total assets	$947,585	$892,582
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$19,358	$23,705
Accrued payroll	44,083	35,815
Accrued expenses	37,077	37,564
Government stimulus advances	4,173	32,087
Accrued workers’ compensation insurance	12,998	13,759
Current portion of long-term debt	—	971
Total current liabilities	117,689	143,901
Long-term liabilities
Long-term debt, less current portion, net of debt issuance costs	220,912	193,901
Long-term operating lease liabilities	32,859	35,516
Other long-term liabilities	1,781	588
Total long-term liabilities	255,552	230,005
Total liabilities	$373,241	$373,906
Stockholders’ equity
Common stock—$.001 par value; 40,000 authorized and 15,940 and 15,826 shares issued and outstanding as of December 31, 2021 and 2020, respectively	$16	$16
Additional paid-in capital	380,037	369,495
Retained earnings	194,291	149,165
Total stockholders’ equity	574,344	518,676
Total liabilities and stockholders’ equity	$947,585	$892,582

See accompanying Notes to Consolidated Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2021, 2020 and 2019

(amounts and shares in thousands, except per share data)

	For the Years Ended December 31,
	2021	2020	2019
Net service revenues	$864,499	$764,775	$648,791
Cost of service revenues	594,651	538,538	469,553
Gross profit	269,848	226,237	179,238
General and administrative expenses	189,418	169,679	133,912
Depreciation and amortization	14,494	12,051	10,574
Total operating expenses	203,912	181,730	144,486
Operating income from continuing operations	65,936	44,507	34,752
Interest income	(268)	(624)	(1,523)
Interest expense	5,806	3,189	3,105
Total interest expense, net	5,538	2,565	1,582
Income from continuing operations before income taxes	60,398	41,942	33,170
Income tax expense	15,272	8,809	7,359
Net income from continuing operations	45,126	33,133	25,811
Loss from discontinued operations	—	—	(574)
Net income	$45,126	$33,133	$25,237
Net income per common share
Basic income per share
Continuing operations	$2.87	$2.12	$1.87
Discontinued operations	—	—	(0.04)
Basic income per share	$2.87	$2.12	$1.83
Diluted income per share
Continuing operations	$2.81	$2.08	$1.81
Discontinued operations	—	—	(0.04)
Diluted income per share	$2.81	$2.08	$1.77
Weighted average number of common shares and potential common shares outstanding:
Basic	15,737	15,596	13,816
Diluted	16,064	15,956	14,248

See accompanying Notes to Consolidated Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2021, 2020 and 2019

(amounts and shares in thousands)

	Common Stock		Additional Paid in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2019	13,126	$13	$177,683	$90,795	$268,491
Issuance of shares of common stock under restricted stock award agreements	70	—	—	—	—
Forfeiture of shares of common stock under restricted stock award agreements	(4)	—	—	—	—
Stock-based compensation	—	—	5,766	—	5,766
Shares issued for exercise of stock options	125	—	3,153	—	3,153
Shares issued in secondary offering, net of offering costs	2,300	2	172,943	—	172,945
Net income	—	—	—	25,237	25,237
Balance at December 31, 2019	15,617	$15	$359,545	$116,032	$475,592
Issuance of shares of common stock under restricted stock award agreements	88	—	—	—	—
Forfeiture of shares of common stock under restricted stock award agreements	(6)	—	—	—	—
Stock-based compensation	—	—	6,005	—	6,005
Shares issued for exercise of stock options	127	1	3,945	—	3,946
Net income	—	—	—	33,133	33,133
Balance at December 31, 2020	15,826	$16	$369,495	$149,165	$518,676
Issuance of shares of common stock under restricted stock award agreements	89	—	—	—	—
Forfeiture of shares of common stock under restricted stock award agreements	(7)	—	—	—	—
Stock-based compensation	—	—	9,434	—	9,434
Shares issued for exercise of stock options	32	—	1,108	—	1,108
Net income	—	—	—	45,126	45,126
Balance at December 31, 2021	15,940	$16	$380,037	$194,291	$574,344

See accompanying Notes to Consolidated Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2021, 2020 and 2019

(amounts in thousands)

	For the Years
	Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$45,126	$33,133	$25,237
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	14,494	12,051	10,574
Deferred income taxes	7,282	(4,652)	(1,063)
Stock-based compensation	9,434	6,005	5,766
Amortization of debt issuance costs under the credit facility	804	737	716
Provision for doubtful accounts	962	918	343
Loss on sale and/or impairment of assets	—	1,256	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,916)	23,860	(37,478)
Prepaid expenses and other current assets	(8,599)	(1,973)	(792)
Government stimulus advances	(27,914)	19,393	—
Accounts payable	(4,810)	2,159	4,638
Accrued payroll	7,888	5,228	8,138
Accrued expenses and other liabilities	(1,263)	11,296	(4,060)
Net cash provided by operating activities	39,488	109,411	12,019
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(37,370)	(207,660)	(184,076)
Proceeds on disposal of businesses	—	255	—
Purchases of property and equipment	(4,645)	(6,831)	(4,621)
Net cash used in investing activities	(42,015)	(214,236)	(188,697)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	—	172,945
Borrowings on revolver — credit facility	46,395	135,000	23,458
Borrowings on term loan — credit facility	—	—	19,600
Payments on term loan — credit facility	(18,130)	(735)	(735)
Payments on financing lease obligations	—	(22)	(63)
Payments for debt issuance costs under the credit facility	(3,029)	—	(372)
Cash received from exercise of stock options	1,108	3,946	3,153
Net cash provided by financing activities	26,344	138,189	217,986
Net change in cash	23,817	33,364	41,308
Cash, at beginning of period	145,078	111,714	70,406
Cash, at end of period	$168,895	$145,078	$111,714
Supplemental disclosures of cash flow information:
Cash paid for interest	$5,094	$2,365	$2,320
Cash paid for income taxes	17,820	10,590	7,303
Supplemental disclosures of non-cash investing and financing activities
Leasehold improvements acquired through tenant allowances	—	5,161	682
Tax benefit related to the amortization of tax goodwill in excess of book basis	61	225	117

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

Discontinued Operations

In 2013, the Company sold substantially all of the assets used in its then home health business (the “2013 Home Health Business”) in Arkansas, Nevada and South Carolina, and 90% of the 2013 Home Health Business in California and Illinois. Effective October 1, 2017, the Company sold its remaining 10% ownership interest in the 2013 Home Health Business in California and Illinois. The results of the 2013 Home Health Business are reflected as discontinued operations. For the year ended December 31, 2019, in connection with a 2013 Home Health Business litigation settlement, the Company recognized an expense of $0.6 million. The lawsuit was dismissed in full on October 15, 2019.

Revenue Recognition

Net service revenue is recognized at the amount that reflects the consideration the Company expects to receive in exchange for providing services directly to consumers. Receipts are from federal, state and local governmental agencies, managed care organizations, commercial insurers and private consumers for services rendered. The Company assesses the consumers’ ability to pay at the time of their admission based on the Company’s verification of the customer’s insurance coverage under the Medicare, Medicaid, and other commercial or managed care insurance programs. Laws and regulations governing the governmental programs in which the Company participates are complex and subject to interpretation. Net service revenues related to uninsured accounts, or self-pay, is recorded net of implicit price concessions estimated based on historical collection experience to reduce revenue to the estimated amount the Company expects to collect. Amounts collected from all sources may be less than amounts billed due to implicit price concessions, resulting from client eligibility issues, insufficient or incomplete documentation, services at levels other than authorized, pricing differences and other reasons unrelated to credit risk. The Company monitors our net service revenues and collections from these sources and records any necessary adjustment to net service revenues based upon management’s assessment of historical write offs and expected net collections, business and economic conditions, trends in federal, state and private employer health care coverage and other collection indicators.

The initial estimate of net service revenues is determined by reducing the standard charge by any contractual adjustments, discounts and implicit price concessions. Subsequent changes to the estimate of net service revenues are generally recorded in the period of the change. Changes in estimates of implicit price concessions, discounts and contractual adjustments recognized during the year ended December 31, 2021 for performance obligations satisfied in years prior to 2021 resulted in an increase to net service revenue of approximately $5.7 million. Changes in estimates of implicit price concessions, discounts and contractual adjustments recognized during the year ended December 31, 2020 for performance obligations satisfied in years prior to 2020 resulted in an increase to net service revenue of approximately $4.3 million. Subsequent changes that are determined to be the result of an adverse change in the patient’s ability to pay are recorded as bad debt expense.

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

Hospice Revenue

The Company generates net service revenues from providing hospice services to consumers who are terminally ill as well as related services for their families. Net service revenues are recognized as services are provided and costs for delivery of such services are incurred. The estimated payment rates are daily rates for each of the levels of care the Company delivers. Hospice companies are subject to two specific payment limit caps under the Medicare program each federal fiscal year, the inpatient cap and the aggregate cap. The inpatient cap limits the number of inpatient care days provided to no more than 20% of the total days of hospice care provided to Medicare patients for the year. If a hospice exceeds the number of allowable inpatient care days, the hospice must refund any amounts received for inpatient care that exceed the total of: (i) the product of the total reimbursement paid to the hospice for inpatient care multiplied by the ratio of the maximum number of allowable inpatient days to the actual number of inpatient care days furnished by the hospice to Medicare patients; and (ii) the product of the number of actual inpatient days in excess of the limitation multiplied by the routine home care rate. The aggregate cap, which is calculated each federal fiscal year, limits the amount of Medicare reimbursement a hospice may receive, based on the number of Medicare patients served. If a hospice’s Medicare payments exceed its aggregate cap, it must repay Medicare for the excess amount. In federal fiscal year 2022, the aggregate cap is $31,297.61. For the years ended December 31, 2021 and 2020, the Company recorded a liability of $0.3 million and $1.8 million related to the Medicare aggregate cap limit.

Home Health Revenue

The Company also generates net service revenues from providing home healthcare services directly to consumers mainly under contracts with Medicare and managed care organizations. Generally, these contracts, which are negotiated based on current contracting practices as appropriate for the payor, establish the terms of a relationship and set the broad range of terms for services to be performed on an episodic basis at a stated rate. Home health Medicare services were paid under the Medicare Home Health Prospective Payment System (“HHPPS”), for the years ended December 31, 2021 and 2020, which are based on 30-day periods of care as a unit of service. The HHPPS permits multiple, continuous periods per patient. Medicare payment rates for periods under HHPPS are determined through use of a case-mix classification system, the Patient-Driven Groupings Model (“PDGM”), which assigns patients to resource groups based on a patient’s clinical characteristics.

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

Subsequent adjustments to accounts receivable determined to be the result of an adverse change in the payor’s ability to pay are recognized as provision for doubtful accounts. The majority of what historically was classified as provision for doubtful accounts under operating expenses is now treated as an implicit price concession factored into the determination of net service revenues discussed above. Our collection procedures include review of account aging and direct contact with our payors. We have historically not used collection agencies. An uncollectible amount is written off to the allowance account after reasonable collection efforts have been exhausted. As of December 31, 2021 and 2020, the allowance for doubtful accounts balance was $1.4 million and $1.0 million, respectively, which is included in accounts receivable, net of allowances on the Company’s Consolidated Balance Sheets.

Activity in the allowance for doubtful accounts is as follows (in thousands):

Allowance for doubtful accounts	Balance at beginning of period	Additions/ charges	Deductions (1)	Balance at end of period
Year ended December 31, 2021
Allowance for doubtful accounts	$973	962	502	$1,433
Year ended December 31, 2020
Allowance for doubtful accounts	$962	918	907	$973
Year ended December 31, 2019
Allowance for doubtful accounts	$945	343	326	$962

(1) Write-offs, net of recoveries

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

Leases

The Company recognizes a lease liability and a right-of-use (“ROU”) asset for all leases, including operating leases, with a term greater than twelve months on the balance sheet. We have historically entered into operating leases for local branches, our corporate headquarters and certain equipment. The Company’s current leases have expiration dates through 2031. Certain of our arrangements have free rent periods and/or escalating rent payment provisions. We recognize rent expense on a straight-line basis over the lease term. Certain of the Company’s leases include termination options and renewal options for periods ranging from one to five years. Renewal options generally are not considered in determining the lease term, and payments associated with the option years are excluded from lease payments unless we are reasonably certain to exercise the renewal option.

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

Operating lease assets are valued based on the initial operating lease liabilities plus any prepaid rent, reduced by tenant improvement allowances. Operating lease assets are tested for impairment in the same manner as our long-lived assets. For the year ended December 31, 2021 or 2019, the Company did not record material impairment charges on operating lease assets. For the year ended December 31, 2020, the Company sublet certain support center office space and incurred an impairment charge of approximately $1.0 million in operating lease assets, included within general and administrative expenses. See Note 2 for additional information related to leases.

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

As of December 31, 2021 and 2020, goodwill was $504.4 million and $469.1 million, respectively, included on the Company’s Consolidated Balance Sheets. The Company’s carrying value of goodwill is the excess of the purchase price over the fair value of the net assets acquired from various acquisitions. In accordance with Accounting Standards Codification (“ASC”) Topic 350, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite useful lives are not amortized. The Company tests goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. The Company may elect to use a qualitative test to determine whether impairment has occurred, focused on various factors including macroeconomic conditions, market trends, specific reporting unit financial performance and other entity specific events, to determine if it is more likely than not that the fair value of a reporting unit exceeds its carrying value, including goodwill. The Company may also bypass the qualitative assessment and perform a quantitative test. Additionally, it is the Company’s policy to update the fair value calculation of our reporting units and perform the quantitative goodwill impairment test on a periodic basis. The quantitative goodwill impairment test involves comparing the fair value of a reporting unit with its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, then goodwill is not impaired. If the fair value of a reporting unit is less than its carrying value, then goodwill is impaired to the extent of the difference.

For the years ended December 31, 2021, 2020 and 2019, the Company performed the quantitative analysis to evaluate whether an impairment occurred. Since quoted market prices for our reporting units are not available, the Company relies on widely accepted valuation techniques to determine fair value, including discounted cash flow and market multiple approaches, which capture both the future income potential of the reporting unit and the market behaviors and actions of market participants in the industry that includes the reporting unit. These types of models require us to make assumptions and estimates regarding future cash flows, industry-specific economic factors and the profitability of future business strategies. The discounted cash flow model uses a projection of estimated operating results and cash flows that are discounted using a weighted average cost of capital. The market multiple model estimates fair value based on market multiples of earnings before interest, taxes and depreciation and amortization. Under the discounted cash flow model, the projection uses management’s best estimates of economic and market conditions over the projected period for each reporting unit using significant assumptions such as revenue growth rates and the weighted-average cost of capital.

Based on the totality of the information available, the Company concluded that it was more likely than not that the estimated fair values of our reporting units were greater than their carrying values. Consequently, the Company concluded that there were no impairments for the years ended December 31, 2021, 2020 or 2019. For the fiscal year 2021 impairment tests, the fair value of the reporting units exceeded their respective carrying values (commonly referred to as “headroom”) by at least 100% in the personal care and home health reporting units, and by 20% in the hospice reporting unit. The headroom percentage for the hospice reporting unit decreased as compared to the prior year primarily due to prior acquisitions increasing the carrying value combined with a decline in estimates to average daily census and an increase in estimates for labor costs both driven by the impact of the COVID-19 pandemic, resulting in lower discounted cash flows compared to 2020. We performed a sensitivity analysis on this reporting unit and determined that a more than 1.5% increase to the weighted- average cost of capital, the most sensitive assumption used in the estimate, would result in the fair value being lower than the carrying value. The Company bases its fair value estimates on assumptions management believes to be reasonable but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

As of December 31, 2021 and 2020, intangibles, net of accumulated amortization, was $64.3 million and $71.5 million, respectively, included on the Company’s Consolidated Balance Sheets. The Company’s identifiable intangible assets consist of customer and referral relationships, trade names, trademarks, state licenses and non-competition agreements. Definite-lived intangible assets are amortized using straight-line and accelerated methods based upon the estimated useful lives of the respective assets, which range from one to twenty-five years, and assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Customer and referral relationships are amortized systematically over the periods of expected economic benefit, which range from five to ten years. The Company would recognize an impairment loss when the estimated future non-discounted cash flows associated with the intangible asset are less than the carrying value. An impairment charge would then be recorded for the excess of the carrying value over the fair value. The Company estimates the fair value of these intangible assets using the income approach. In accordance with ASC Topic 350, Goodwill and Other Intangible Assets, intangible assets with indefinite useful lives are not amortized. We test intangible assets with indefinite useful lives for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. No impairment charge was recorded for the years ended December 31, 2021, 2020 or 2019. Amortization of intangible assets is reported in the statement of income caption, “Depreciation and amortization” and not included in the income statement caption cost of service revenues.

Debt Issuance Costs

The Company amortizes debt issuance costs on a straight-line method over the term of the related debt. This method approximates the effective interest method. In accordance with ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, the Company has classified the debt issuance costs as a direct deduction from the carrying amount of the related liability.

Workers’ Compensation Program

The Company’s workers’ compensation insurance program has a $0.4 million deductible component. The Company recognizes its obligations associated with this program in the period the claim is incurred. The cost of both the claims reported and claims incurred but not reported, up to the deductible, have been accrued based on historical claims experience, industry statistics and an actuarial analysis. The future claims payments related to the workers’ compensation program are secured by letters of credit. These letters of credit totaled $8.2 million and $9.0 million at December 31, 2021 and 2020, respectively. The Company monitors its claims quarterly and adjusts its reserves as necessary in the current period. These costs are recorded primarily as the cost of services on the Consolidated Statements of Income. As of December 31, 2021 and 2020, the Company recorded $13.0 million and $13.8 million, respectively, in accrued workers’ compensation insurance on the Company’s Consolidated Balance Sheets. As of December 31, 2021 and 2020, the Company recorded $1.6 million and $1.9 million, respectively, in workers’ compensation insurance receivables. The workers’ compensation insurance receivable is included in prepaid expenses and other current assets on the Company’s Consolidated Balance Sheets.

Interest Expense

Interest expense is reported in the Consolidated Statements of Income when incurred and consists of interest and unused credit line fees on the credit facility.

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

Stock-based Compensation

The Company currently has one stock incentive plan, the 2017 Omnibus Incentive Plan (the “2017 Plan”), under which new grants of stock-based employee compensation are made. The Company accounts for stock-based compensation in accordance with ASC Topic 718, Stock Compensation. Compensation expense is recognized on a straight-line basis under the 2017 Plan over the vesting period of the equity awards based on the grant date fair value of the options and restricted stock awards. The Company utilizes the Black-Scholes Option Pricing Model to value the Company’s options. Forfeitures are recognized when they occur. Stock-based compensation expense was $9.4 million, $6.0 million and $5.8 million for the years ended December 31, 2021, 2020 and 2019, respectively, included within general and administrative expenses on the Consolidated Statements of Income.

Diluted Net Income Per Common Share

Diluted net income per common share, calculated on the treasury stock method, is based on the weighted average number of shares outstanding during the period. The Company’s outstanding securities that may potentially dilute the common stock are stock options and restricted stock awards.

Included in the Company’s calculation of diluted earnings per share for the year ended December 31, 2021 were approximately 493,000 stock options outstanding, of which approximately 282,000 were dilutive. In addition, there were approximately 159,000 restricted stock awards outstanding, of which approximately 44,000 were dilutive for the year ended December 31, 2021.

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

Estimates

The financial statements are prepared by management in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) and include estimated amounts and certain disclosures based on assumptions about future events. The Company’s critical accounting estimates include the following areas: revenue recognition, goodwill and intangibles and business combinations and when required, the quantitative assessment of goodwill. Actual results could differ from those estimates.

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

Going Concern

In connection with the preparation of the financial statements for the years ended December 31, 2021 and 2020, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the entity’s ability to continue as a going concern within one year after the date of the issuance, or the date of availability, of the financial statements to be issued. The evaluation concluded that cash flows are sufficient for the next year and there did not appear to be evidence of substantial doubt of the entity’s ability to continue as a going concern.

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

Recently Issued Accounting Pronouncements

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. ASU 2021-10 requires entities to disclose certain information about the nature of certain governmental assistance received, including the nature of the transaction and the related accounting policy, the financial statement line items impacted by the assistance, as well as the significant terms and conditions of the transactions. This standard is effective for annual reporting periods beginning after December 15, 2021, with early adoption permitted. The adoption on 2021-10 is not expected to have a material impact on the Company’s results of operations or liquidity.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, and other transactions subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. Therefore, it will be in effect for a limited time through December 31, 2022. The ASU can be adopted no later than December 1, 2022 with early adoption permitted. On July 30, 2021, the Company entered into a Second Amendment (the “Second Amendment”) to its Credit Agreement as discussed further in Note 8. The Credit Agreement contains hardwired fallback language that contemplates a transition from LIBOR, specifically identifies the secured overnight financing rate (“SOFR”) as the replacement reference rate and details the mechanism for transition at LIBOR cessation, which is anticipated to occur on June 30, 2023. The transition to SOFR is not expected to have a material impact on the Company’s results of operations or liquidity.

2. Leases

Amounts reported on the Company’s Consolidated Balance Sheets for operating leases were as follows:

	December 31,
	2021	2020
	(Amounts in Thousands)
Operating lease assets, net	$36,048	$37,991
Short-term operating lease liabilities (in accrued expenses)	9,774	9,283
Long-term operating lease liabilities	32,859	35,516
Total operating lease liabilities	$42,633	$44,799

Lease Costs

Components of lease costs were reported in general and administrative expenses in the Company’s Consolidated Statements of Income as follows:

	For the Years Ended December 31,
	(Amounts in Thousands)
	2021	2020	2019
Operating lease costs	$11,150	$9,197	$7,219
Short-term lease costs	739	761	585
Total lease costs	11,889	9,958	7,804
Less: sublease income	(679)	(323)	(312)
Total lease costs, net	$11,210	$9,635	$7,492

Lease Term and Discount Rate

Weighted average remaining lease terms and discount rates were as follows:

	December 31,
	2021	2020	2019
Operating leases:
Weighted average remaining lease term	6.39	6.97	3.42
Weighted average discount rate	3.91%	4.18%	5.14%

Maturity of Lease Liabilities

Remaining operating lease payments as of December 31, 2021 were as follows:

Operating Leases
(Amounts in Thousands)
Due in 12-month period ended December 31,
2022	$11,040
2023	9,245
2024	7,104
2025	4,028
2026	3,423
Thereafter	13,618
Total future minimum rental commitments	48,458
Less: Imputed interest	(5,825)
Total lease liabilities	$42,633

Supplemental cash flows information

	For the Years Ended December 31,
	(Amounts in Thousands)
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,288	$8,769	$7,574
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$7,705	$25,807	$10,299

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

Armada Skilled Homecare

On August 1, 2021, we completed the acquisition of Armada Skilled Homecare of New Mexico LLC, Armada Hospice of New Mexico LLC and Armada Hospice of Santa Fe LLC (collectively, “Armada”) for approximately $29.8 million, including the amount of acquired excess cash held by Armada at the closing of the acquisition (approximately $0.7 million). The purchase of Armada was funded with the Company’s revolving credit facility. With the purchase of Armada, the Company expanded its home health and hospice services in the state of New Mexico. The related acquisition and integration costs were $0.4  million and $0.5 million, respectively, for the year ended December 31, 2021. These costs were included in general and administrative expenses on the Consolidated Statements of Income and were expensed as incurred.

Based upon management’s valuations, which are preliminary and subject to completion of working capital adjustments, the fair values of the assets and liabilities acquired are as follows:

Total (Amounts in Thousands)
Goodwill	$28,438
Identifiable intangible assets	990
Cash	674
Property and equipment	40
Other assets	29
Accounts payable	(21)
Accrued payroll	(359)
Total purchase price	$29,791

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

The Armada acquisition accounted for $4.0 million of net service revenues and $1.3 million of operating income for the year ended December 31, 2021.

Queen City Hospice

On December 4, 2020, we completed the acquisition of Queen City Hospice, LLC and its affiliate Miracle City Hospice, LLC (together “Queen City Hospice”). The purchase price was approximately $194.8 million, including the amount of acquired excess cash held by Queen City Hospice at the closing of the acquisition (approximately $15.4 million). The purchase of Queen City Hospice was funded with the Company’s revolving credit facility and available cash. With the purchase of Queen City Hospice, the Company expanded its hospice services in the state of Ohio. The related acquisition costs were $1.8 million for the year ended December 31, 2020. For the year ended December 31, 2021, integration costs were $2.2 million. These costs were included in general and administrative expenses on the Consolidated Statements of Income and were expensed as incurred.

Based upon management’s final valuations of the assets and liabilities are as follows:

Total (Amounts in Thousands)
Goodwill	$169,338
Identifiable intangible assets	20,015
Cash	15,444
Accounts receivable	5,915
Property and equipment	759
Operating lease assets, net	3,028
Other assets	85
Accounts payable	(2,285)
Accrued payroll	(1,555)
Accrued expenses	(528)
Government stimulus advances	(12,694)
Long-term operating lease liabilities	(2,765)
Total purchase price	$194,757

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

County Homemakers

On November 1, 2020, we completed the acquisition of County Homemakers. The purchase price was approximately $15.8 million, including the amount of acquired excess cash held by County Homemakers at the closing of the acquisition (approximately $1.1 million). The purchase of County Homemakers was funded with the Company’s available cash. With the purchase of County Homemakers, the Company expanded its personal care services in the state of Pennsylvania. The related integration and acquisition costs were $0.2 million and $0.3 million for the year ended December 31, 2020, respectively. These costs were included in general and administrative expenses on the Consolidated Statements of Income and were expensed as incurred.

Based upon management’s final valuations of the assets and liabilities are as follows:

Total (Amounts in Thousands)
Goodwill	$13,502
Identifiable intangible assets	474
Cash	1,104
Accounts receivable	1,357
Property and equipment	52
Operating lease assets, net	485
Other assets	40
Accounts payable	(85)
Accrued payroll	(586)
Accrued expenses	(37)
Long-term operating lease liabilities	(485)
Total purchase price	$15,821

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

A Plus Health Care

On July 1, 2020, we completed the acquisition of A Plus Health Care, Inc. (“A Plus”). The purchase price was approximately $14.5 million, including the amount of acquired excess cash held by A Plus at the closing of the acquisition (approximately $2.8 million). The purchase of A Plus was funded with the Company’s available cash. With the purchase of A Plus, the Company expanded its personal care services in the state of Montana. The related acquisition and integration costs were $0.4 million and $0.3 million, respectively, for the year ended December 31, 2020. These costs were included in general and administrative expenses on the Consolidated Statements of Income and were expensed as incurred.

Based upon management’s final valuations of the assets and liabilities are as follows:

Total (Amounts in Thousands)
Goodwill	$9,732
Identifiable intangible assets	1,523
Cash	2,819
Accounts receivable	1,009
Operating lease assets, net	180
Other assets	26
Accounts payable	(34)
Accrued payroll	(275)
Accrued expenses	(353)
Long-term operating lease liabilities	(100)
Total purchase price	$14,527

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

Hospice Partners

On October 1, 2019, the Company completed the acquisition of the assets of Hospice Partners of America, LLC (“Hospice Partners”). The purchase price was approximately $135.6 million, including the amount of acquired excess cash held by Hospice Partners at the closing of the acquisition (approximately $5.5 million). The purchase of Hospice Partners was funded through a portion of the net proceeds of our public offering of an aggregate 2,300,000 shares of common stock, par value $0.001 per share, including 300,000 shares of common stock sold pursuant to the exercise in full by the underwriters of their option to purchase additional shares at a public offering price of $79.50 per share, which the Company completed on September 9, 2019 (the “Public Offering”). With the purchase of Hospice Partners, we expanded our hospice operations through 21 locations in Idaho, Kansas, Missouri, Oregon, Texas and Virginia. The related acquisition costs were $1.6 million for the year ended December 31, 2019. For the years ended December 31, 2020 and 2019, integration costs were $1.6 million and $0.6 million, respectively. These costs were included in general and administrative expenses on the Consolidated Statements of Income and were expensed as incurred.

Based upon management’s final valuations, the fair values of the assets and liabilities are as follows:

Total (Amounts in Thousands)
Goodwill	$111,806
Identifiable intangible assets	18,090
Cash	5,489
Accounts receivable	6,411
Property and equipment	164
Operating lease assets, net	2,425
Other assets	702
Accounts payable	(1,737)
Accrued payroll	(1,110)
Accrued expenses	(3,635)
Deferred tax liability	(1,422)
Long-term operating lease liabilities	(1,615)
Total purchase price	$135,568

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

Alliance Home Health Care

On August 1, 2019, the Company completed the acquisition of all of the assets of Alliance Home Health Care (“Alliance”). The purchase price was approximately $23.5 million. The purchase of Alliance was funded through the Company’s revolving credit facility and available cash. With the purchase of Alliance, the Company expanded its personal care, home health and hospice operations in the state of New Mexico. The related acquisition costs were $0.4 million for the year ended December 31, 2019. For the years ended December 31, 2020 and 2019, integration costs were $0.2 million and $0.4 million, respectively. These costs were included in general and administrative expenses on the Consolidated Statements of Income and were expensed as incurred.

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

VIP Health Care Services

On June 1, 2019, the Company completed the acquisition of all of the assets of VIP Health Care Services (“VIP”). The purchase price was approximately $29.9 million. The purchase of VIP was funded through a combination of the Company’s delayed draw term loan portion of its credit facility and available cash. With the purchase of VIP, the Company expanded its personal care operations in the state of New York and into the New York City metropolitan area. The related acquisition costs and integration costs were $0.3 million and $0.5 million, respectively, for the year ended December 31, 2019. These costs were included in general and administrative expenses on the Consolidated Statements of Income and were expensed as incurred.

Based upon management’s final valuations, the fair values of the assets and liabilities are as follows:

Total (Amounts in Thousands)
Goodwill	$11,936
Identifiable intangible assets	15,370
Cash	130
Accounts receivable	4,730
Operating lease assets, net	2,278
Other assets	30
Property and equipment	27
Accounts payable	(540)
Accrued payroll	(1,742)
Accrued expenses	(770)
Long-term operating lease liabilities	(1,531)
Total purchase price	$29,918

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

Other Acquisitions

On October 1, 2021, we completed the acquisition of Summit Home Health, LLC (“Summit”) for approximately $8.1 million, with funding provided by available cash. With the purchase of Summit, we added clinical services to our home health segment in Illinois and recorded goodwill of $6.5 million. On December 1, 2020, we completed the acquisition of SunLife Home Care (“SunLife”) for approximately $1.7 million and recorded goodwill of $1.6 million. With the purchase of SunLife Home Care, we expanded our personal care services in the state of Arizona.

For the year ended December 31, 2021, the following table contains unaudited pro forma Consolidated Income Statement information of the Company as if the acquisition of Armada closed on January 1, 2020. For the year ended December 31, 2020, the following table contains unaudited pro forma Consolidated Income Statement information of the Company as if each of the acquisitions of Queen City Hospice, A Plus and County Homemakers closed on January 1, 2019. For the year ended December 31, 2019, the following table contains unaudited pro forma Consolidated Income Statement information of the Company as if each of the acquisitions of Hospice Partners, Alliance and VIP closed on January 1, 2018.

	For the Years Ended December 31, (Amounts in Thousands, Unaudited)
	2021	2020	2019
Net service revenues	$877,550	$831,290	$726,727
Operating income from continuing operations	67,635	45,555	46,571
Net income from continuing operations	46,542	34,564	35,748
Net income per common share from continuing operations
Basic income per share	$2.96	$2.22	$2.59
Diluted income per share	$2.90	$2.17	$2.51

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

5. Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2021	2020
	(Amounts in Thousands)
Computer software	$13,541	$11,881
Computer equipment	10,313	8,135
Leasehold improvements	9,712	9,402
Furniture and equipment	5,220	5,097
Transportation equipment	194	199
	38,980	34,714
Less: accumulated depreciation and amortization	(20,497)	(14,965)
	$18,483	$19,749

Computer software includes $1.5 million and $1.7 million of internally developed software for the years ended December 31, 2021 and 2020, respectively. Depreciation and amortization expense totaled $5.9 million, $5.0 million and $4.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

6. Goodwill and Intangible Assets

A summary of goodwill and related adjustments is provided below:

	Goodwill
	Hospice	Personal Care	Home Health	Total
	(Amounts In Thousands)
Goodwill at December 31, 2019	$146,983	$126,577	$1,808	$275,368
Additions for acquisitions	169,207	24,660	—	193,867
Divestiture	(1,167)	—	—	(1,167)
Adjustments to previously recorded goodwill	(190)	1,211	(17)	1,004
Goodwill at December 31, 2020	314,833	152,448	1,791	469,072
Additions for acquisitions	13,370	115	21,579	35,064
Adjustments to previously recorded goodwill	131	125	—	256
Goodwill at December 31, 2021	$328,334	$152,688	$23,370	$504,392

In connection with the acquisition of Armada, the Company recognized goodwill in its hospice and home health segments of $13.4 million and $15.0 million, respectively, and $6.5 million with the acquisition of Summit in our home health segment in 2021.

In 2020, the Company recognized goodwill in the hospice segment of $169.2 million related to the acquisition of Queen City Hospice. Additionally, in connection with the acquisitions of County Homemakers, A Plus and SunLife for the year ended December 31, 2020, the Company recognized goodwill of approximately $24.7 million in the personal care segment. In 2020, the Company divested certain branches and their related net assets including $1.2 million of related goodwill. The Company recognized a $0.3 million loss on the disposition, reflected in general and administrative expense for the year ended December 31, 2020.

Goodwill adjustments to previously recorded goodwill are generally related to accounts receivable and accrued expenses based on the final valuations. See Note 4 to the Notes to Consolidated Financial Statements for additional information regarding the acquisitions made by the Company in 2020 and 2021.

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

Goodwill and certain state licenses are not amortized pursuant to ASC Topic 350. We test intangible assets with indefinite useful lives for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. The Company estimates the fair value of the reporting unit using both a discounted cash flow model as well as a market multiple model. The cash flow forecasts are adjusted by an appropriate discount rate based on the Company’s estimate of a market participant’s weighted-average cost of capital. These models are both based on the Company’s best estimate of future revenues and operating costs and are reconciled to the Company’s consolidated market capitalization, with consideration of the amount a potential acquirer would be required to pay, in the form of a control premium. The determination of fair value in the Company’s goodwill impairment analysis is based on an estimate of fair value for each reporting unit utilizing known and estimated inputs at the evaluation date. Some of those inputs include, but are not limited to, the most recent price of the Company’s common stock and fair value of long term debt, estimates of future revenue and expense growth, estimated market multiples, expected capital expenditures, income tax rates and cost of invested capital. Significant assumptions used in the analysis included an 8.5% discount rate and long-term revenue growth rates that ranged from 3.0% to 5.0%. For the fiscal year 2021 impairment test, the fair value of the reporting units exceeded their respective carrying values (commonly referred to as “headroom”) by at least 100% in the personal care and home health segments, and by 20% in the hospice segment. The Company did not record any impairment charges for the years ended December 31, 2021, 2020 or 2019.

The carrying amount and accumulated amortization of each identifiable intangible asset category consisted of the following at December 31, 2021 and 2020:

	Customer and referral relationships	Trade names and trademarks	Non- competition agreements	State Licenses	Total
	(Amounts in Thousands)
Intangible assets with indefinite lives	$—	$—	$—	$21,124	$21,124
Intangible assets subject to amortization:
Gross carrying amount	44,672	42,926	6,785	12,508	106,891
Accumulated amortization	(36,342)	(18,494)	(3,831)	(5,027)	(63,694)
Intangible assets subject to amortization, net	8,330	24,432	2,954	7,481	43,197
Net balance at December 31, 2021	$8,330	$24,432	$2,954	$28,605	$64,321

Intangible assets with indefinite lives	$—	$—	$—	$20,791	$20,791
Intangible assets subject to amortization:
Gross carrying amount	44,672	42,926	6,225	12,507	106,330
Accumulated amortization	(34,439)	(15,191)	(2,887)	(3,055)	(55,572)
Intangible assets subject to amortization, net	10,233	27,735	3,338	9,452	50,758
Net balance at December 31, 2020	$10,233	$27,735	$3,338	$30,243	$71,549

During the year ended December 31, 2021, the Company acquired indefinite lived state licenses and non-competition agreements of $0.4 million and $0.6 million, respectively, related to the acquisition of Armada. During the year ended December 31, 2020, the Company acquired (i) indefinite lived state licenses, trade names and non-competition agreements of $7.5 million, $11.0 million and $1.5 million, respectively, related to the acquisition of Queen City Hospice, (ii) state licenses, subject to amortization of $0.3 million and $0.1 million in trade names related to the acquisition of County Homemakers, and (iii) a trade name of $1.4 million related to the acquisition of A Plus.

Amortization expense related to the identifiable intangible assets amounted to $8.5 million, $7.1 million and $6.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The weighted average remaining useful lives of identifiable intangible assets as of December 31, 2021 is 9.3 years.

The estimated future intangible amortization expense is as follows:

For the year ended December 31,	Total (Amount in Thousands)
2022	$6,660
2023	6,176
2024	5,933
2025	4,310
2026	3,686
Thereafter	16,432
Total, intangible assets subject to amortization	$43,197

7. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2021	2020
	(Amounts in Thousands)
Income tax receivable	$7,556	$—
Prepaid payroll taxes	3,681	3,093
Prepaid workers’ compensation and liability insurance	3,206	2,838
Workers’ compensation insurance receivable	1,559	1,860
Other	2,489	2,178
Total prepaid expenses and other current assets	$18,491	$9,969

Accrued expenses consisted of the following:

	December 31,
	2021	2020
	(Amounts in Thousands)
Current portion of operating lease liabilities	$9,774	$9,283
Payor advances (1)	6,485	4,206
Accrued health insurance	5,200	5,607
Accrued professional fees	2,978	4,220
Accrued payroll taxes	1,872	4,543
Other	10,768	9,705
Total accrued expenses	$37,077	$37,564

(1)

Represents the deferred portion of payments received from payors for COVID-19 reimbursements which will be recognized as we incur specific COVID-19 related expenses (including expenses related to securing and maintaining adequate personnel) or will be returned to the extent such related expenses are not incurred.

Government stimulus advances consisted of the following:

	December 31,
	2021	2020
	(Amounts in Thousands)
Provider Relief Fund	$—	$12,252
CMS advanced payment program — Queen City Hospice	—	10,801
Payroll tax deferral	4,173	7,141
Provider Relief Fund — Queen City Hospice	—	1,893
Total government stimulus advances	$4,173	$32,087

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

Provider Relief Funds

In total, the CARES Act and other relief legislation include over $186 billion in funding to be distributed through the Provider Relief Fund to eligible providers, including public entities and Medicare- and/or Medicaid-enrolled providers. In November 2020, the Company received grants in an aggregate principal amount of $13.7 million from the Provider Relief Fund, for which we had previously applied. The Company utilized $12.3 million and $1.4 million of these funds during the years ended December 31, 2021 and 2020, respectively, for healthcare related expenses, including retention payments, attributable to COVID-19 that were unreimbursed by other sources. The Company is required to properly and fully document the use of such funds in reports to HHS, which must be submitted no later than March 31, 2022. Queen City Hospice administered retention payments totaling $1.9 million to caregivers for the year ended December 31, 2021, which we believed to be necessary to secure and maintain adequate personnel. Commercial organizations that receive and expend annual total awards of $750,000 or more in federal funding, including payments received through the Provider Relief Fund, are subject to federal audit requirements.

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

Payroll tax deferral

The CARES Act also provides for certain federal income and other tax changes, including the deferral of the employer portion of Social Security payroll taxes through December 31, 2021. The payroll tax deferral requires that the deferred payroll taxes be paid over two years, with half of the eligible deferred amount required to be paid by December 31, 2021 and the other half by December 31, 2022. The Company received a cash benefit of approximately $7.1 million related to the deferral of employer payroll taxes for 2020 under the CARES Act, for the period April 2, 2020 through June 30, 2020. Effective July 1, 2020, the Company began paying its deferred portion of employer Social Security payroll taxes and repaid $3.0 million of the $7.1 million in 2021.

8. Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2021	2020
	(Amounts in Thousands)
Revolving loan under the credit facility	$224,853	$178,458
Term loan under the credit facility	—	18,130
Less unamortized issuance costs	(3,941)	(1,716)
Total	220,912	194,872
Less current maturities	—	(971)
Long-term debt	$220,912	$193,901

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

The Credit Agreement contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The Credit Agreement also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum Interest Coverage Ratio (as defined in the Credit Agreement), a requirement to stay below a maximum Total Net Leverage Ratio (as defined in the Credit Agreement) and a requirement to stay below a maximum permitted amount of capital expenditures. The Credit Agreement also contains restrictions on guarantees, indebtedness, liens, investments and loans, subject to customary carve outs, a restriction on dividends (provided that Addus HealthCare may make distributions to the Company in an amount that does not exceed $7.5 million in any year absent of an event of default, plus limited exceptions for tax and administrative distributions), a restriction on the ability to consummate acquisitions (without the consent of the lenders) under its credit facility subject to compliance with the Total Net Leverage Ratio (as defined in the Credit Agreement) thresholds, restrictions on mergers, dispositions of assets, and affiliate transactions, and restrictions on fundamental changes and lines of business. As of December 31, 2021, the Company was in compliance with all financial covenants under the Credit Agreement.

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

On July 30, 2021, the Company entered into the Second Amendment (the “Second Amendment”) to its Credit Agreement. The Second Amendment, among other things, reallocated and refinanced $17.4 million of the Company’s outstanding initial term loans as revolving loans (such that the Company has no outstanding initial term loans and no further initial term loans may be borrowed) and increased the Company’s revolving credit facility to an aggregate amount of $600.0 million. Moreover, the Second Amendment increased the Company’s incremental loan facility to an aggregate amount of $125.0 million, which incremental loan facility may be for term loans or an increase to the revolving loan commitments. The maturity of the revolving credit facility was also extended from May 8, 2023 to July 30, 2026. Additionally, the Credit Agreement contains hardwired fallback language that contemplates a transition from LIBOR and specifically it identifies SOFR as the replacement reference rate and details the mechanism for transition at LIBOR cessation, which is anticipated to occur on June 30, 2023. The transition to SOFR is not expected to have a material impact on the Company’s results of operations or liquidity. In connection with the Second Amendment, we incurred approximately $3.0  million of debt issuance costs.

The Company drew approximately $29.0 million under its credit facility to fund the acquisition of Armada on August 1, 2021. At December 31, 2021, the Company had a total of $224.9 million of revolving loans, with an interest rate of 2.10%, outstanding on its credit facility. After giving effect to the amount drawn on its credit facility, approximately $8.2 million of outstanding letters of credit and borrowing limits based on an advance multiple of Adjusted EBITDA (as defined in the Credit Agreement), the Company had $376.6 million of capacity and $143.6 million available for borrowing under its credit facility.

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

9. Income Taxes

The current and deferred federal and state income tax provision from continuing operations, are comprised of the following:

	For the Years Ended December 31,
	(Amounts in Thousands)
	2021	2020	2019
Current
Federal	$4,603	$10,230	$5,876
State	2,398	3,312	2,442
Deferred
Federal	6,407	(3,690)	(734)
State	1,864	(1,043)	(225)
Provision for income taxes	$15,272	$8,809	$7,359

The tax effects of certain temporary differences between the Company’s book and tax bases of assets and liabilities give rise to significant portions of the deferred income tax assets (liabilities) at December 31, 2021 and 2020. The deferred tax assets (liabilities) consisted of the following:

	For the Years Ended December 31,
	(Amounts in Thousands)
	2021	2020
Deferred tax assets
Long-term
Accounts receivable allowances	$14,590	$14,023
Operating lease liabilities	11,623	12,123
Accrued compensation	3,752	3,580
Accrued workers’ compensation	3,119	3,220
Transaction costs	1,803	1,677
Stock-based compensation	1,293	833
Government stimulus advances	1,138	1,933
Restructuring costs	119	108
Other	793	1,269
Total long-term deferred tax assets	38,230	38,766
Deferred tax liabilities
Long-term
Goodwill and intangible assets	(26,097)	(18,891)
Operating lease assets, net	(9,571)	(10,052)
Property and equipment	(3,415)	(3,217)
Insurance premiums	(876)	—
Other	—	(82)
Total long-term deferred tax liabilities	(39,959)	(32,242)
Valuation allowance	—	—
Total net deferred tax (liabilities) assets	$(1,729)	$6,524

Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers all available evidence in making this assessment.

A reconciliation for continuing operations of the statutory federal tax rate of 21.0% to the effective income tax rate is summarized as follows:

	For the Years Ended December 31,
	2021	2020	2019
Federal income tax at statutory rate	21.0%	21.0%	21.0%
State and local taxes, net of federal benefit	6.3	6.0	6.4
162(m) disallowance for executive compensation	3.5	6.0	7.5
Nondeductible penalties	0.6	—	1.3
Excess tax benefit	(2.0)	(5.6)	(6.7)
Jobs tax credits, net	(4.1)	(5.1)	(8.3)
Nondeductible permanent items	—	0.4	0.7
Federal/state return to provision	—	(1.6)	0.6
Other	(0.1)	(0.1)	(0.3)
Effective income tax rate	25.2%	21.0%	22.2%

The effective income tax rate was 25.2%, 21.0% and 22.2% for the years ended December 31, 2021, 2020 and 2019, respectively. The difference between our federal statutory and effective income tax rates is principally due to the inclusion of state taxes and non-deductible compensation, offset by an excess tax benefit and the use of federal employment tax credits. The excess tax benefit is a discrete item, primarily related to the vesting of equity shares, which requires the Company to recognize the benefit fully in the period.

The Company is subject to taxation in the jurisdictions in which it operates. The Company continues to remain subject to examination by U.S. federal authorities for the years 2018 through 2020 and for various state authorities for the years 2016 through 2020.

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

Under the 2017 Plan, Awards may be made in shares of our common stock. Subject to adjustment as provided by the terms of the 2017 Plan, the maximum aggregate number of shares of common stock with respect to which awards may be granted under the 2017 Plan will be 1,182,270, less the number of shares subject to awards that are granted pursuant to the 2009 Plan after March 31, 2017. The aggregate awards granted during any calendar year to any single Participant cannot exceed (i) 500,000 shares subject to stock options or stock appreciation rights (“SARs”) or (ii) 300,000 shares subject to Awards denominated in shares of common stock (whether or not settled in common stock). These individual annual limitations are cumulative in that any shares of common stock or cash for which Awards are permitted to be granted to a Participant during a fiscal year are not covered by an Award in that fiscal year, the number of shares of common stock will automatically increase in the subsequent fiscal years during the term of the 2017 Plan until the earlier of the time the increase has been granted to the Participant, or the end of the third fiscal year following the year to which such increase relates. At December 31, 2021, there were 513,164 shares of common stock available for future grant under the 2017 Plan.

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

The exercise prices of stock options outstanding on December 31, 2021 range from $8.91 to $90.87. Restricted stock awards are full-value awards.

Stock Options

A summary of stock option activity and weighted average exercise price for the year ended December 31, 2021:

	Options (Amounts in Thousands)	Weighted Average Exercise Price
Outstanding, beginning of period	506	$39.30
Granted	23	90.87
Exercised	(33)	34.07
Forfeited/Cancelled	(3)	40.28
Outstanding, end of period	493	$41.77

The weighted-average estimated fair value of employee stock options granted was calculated using the Black-Scholes Option Pricing Model in 2021 and 2019. The Company did not grant any stock options in 2020. The related assumptions follow:

	2021	2020	2019
	Grants	Grants	Grants
Weighted average fair value	$32.71	$—	$29.78
Risk-free discount rate	0.65%	—	1.72% - 2.29%
Expected life	4.1 years	—	4.2 - 4.4 years
Dividend yield	—	—	—
Volatility	45%	—	43%

Stock option compensation expense totaled $1.4 million, $2.0 million and $2.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, there was $1.9 million of total unrecognized compensation cost that is expected to be recognized over a weighted average period of 1.5 years.

The intrinsic value of vested and outstanding stock options was $22.7 million and $2.8 million, respectively, as of December 31, 2021.

As of December 31, 2021, there were 386,428 and 106,500 shares of stock options vested and unvested, respectively.

The intrinsic value of stock options exercised during the years ended December 31, 2021, 2020 and 2019 was $1.8 million, $7.5 million and $7.3 million, respectively.

Restricted Stock Awards

A summary of unvested restricted stock awards activity and weighted average grant date fair value for the year ended December 31, 2021:

	Restricted Stock Awards (Amounts in Thousands)	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, beginning of period	154	$83.30
Awarded	89	115.70
Vested	(76)	74.42
Forfeited	(7)	101.17
Unvested restricted stock awards, end of period	160	$104.91

The fair value of restricted stock awards that vested during the year ended December 31, 2021 was $7.4 million.

Restricted stock award compensation expense totaled $8.0 million, $4.0 million and $3.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, there was $11.4 million of total unrecognized compensation cost that is expected to be recognized over a weighted average period of 1.7 years.

11. Employee Benefit Plans

The 401(k) retirement plan is a defined contribution plan that provides for matching contributions by the Company to all non-union employees. Matching contributions are discretionary and subject to change by management. Under the provisions of the 401(k) plan, employees can contribute up to the maximum percentage and limits allowable under the U.S. Revenue Code. The Company provided contributions totaling $0.4 million, $0.3 million and $0.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

12. Commitments and Contingencies

Government Actions to Mitigate COVID-19’s Impact

On January 31, 2020, the Secretary of the U.S. Department of Health and Human Services (“HHS”) declared a national public health emergency due to a novel coronavirus. In March 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) outbreak a global pandemic. This disease continues to impact the United States and other parts of the world.

In recognition of the significant threat to the liquidity of financial markets posed by the COVID-19 pandemic, the Federal Reserve and Congress have taken dramatic actions to provide liquidity to businesses and the banking system in the United States. For example, the CARES Act, the PPPHCE Act, the CAA and the APRA authorize over $186 billion in funding to be distributed to health care providers through the Provider Relief Fund. This funding is intended to support healthcare providers by reimbursing them for healthcare-related expenses or lost revenues attributable to COVID-19.

In addition to the Provider Relief Fund, the CARES Act and related laws include temporary changes to Medicare and Medicaid payment rules and relief from certain accounting provisions. For example the laws temporarily lift the Medicare sequester, which would have otherwise reduced payments to Medicare providers by 2%, as required by the Budget Control Act of 2011, from May 1, 2020, through December 31, 2021 (but also extend sequestration through 2030). Congress further delayed these sequestration cuts through March 31, 2022, and reduced the sequestration adjustment to 1% from April 1 through June 30, 2022. The full 2% reduction is currently scheduled to resume July 1, 2022. These sequestration cuts have been extended through 2030, with the reductions for 2030 set to increase to 2.25% for the first six months and to 3% for the second six months.

In the hospice segment, Medicare sequester relief resulted in an increase in net service revenues of $2.9 million and $1.3 million for the years ended December 31, 2021 and 2020, respectively. In the home health segment, Medicare sequester relief resulted in an increase in net service revenues of $0.5 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively.

However, the ARPA increases the federal budget deficit in a manner that triggers an additional statutorily mandated sequestration under the Pay-As-You-Go Act of 2010 (“PAYGO Act”). As a result, an additional Medicare payment reduction of up to 4% was required to take effect in January 2022. However, Congress has delayed implementation of this payment reduction until 2023. We cannot currently determine if, or to what extent, our business, results of operations, financial condition or liquidity will ultimately be impacted by mandated sequestration triggers under the PAYGO Act, or if or when the mandated sequestration will occur.

During 2021, although vaccinations have become widely available, there continues to be a significant number of COVID-19 cases and deaths in the United States. In response, various governmental authorities and private businesses in the United States have implemented, or reinstituted, certain mitigation strategies, such as masking and vaccine requirements. There continue to be significant uncertainties associated with the pandemic, and longer-term trends remain unknown. As such, it is impossible to predict the effect and ultimate impact of the COVID-19 pandemic on the Company as conditions related to the COVID-19 pandemic continue to evolve. See Note 7 for additional information regarding government stimulus advances associated with the COVID-19 pandemic that the Company has received.

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

The tables below set forth information about the Company’s reportable segments for the years ended December 31, 2021, 2020 and 2019 along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements. Segment assets are not reviewed by the Company’s chief operating decision maker function and therefore are not disclosed below.

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

	For the Year Ended December 31, 2021
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$685,854	$152,253	$26,392	$864,499
Cost of services revenues	502,024	75,186	17,441	594,651
Gross profit	183,830	77,067	8,951	269,848
General and administrative expenses	61,565	34,632	5,713	101,910
Segment operating income	$122,265	$42,435	$3,238	$167,938

	For the Year Ended December 31, 2020
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$647,233	$101,297	$16,245	$764,775
Cost of services revenues	480,191	47,197	11,150	538,538
Gross profit	167,042	54,100	5,095	226,237
General and administrative expenses	60,468	25,394	3,773	89,635
Segment operating income	$106,574	$28,706	$1,322	$136,602

	For the Year Ended December 31, 2019
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$580,728	$53,601	$14,462	$648,791
Cost of services revenues	432,413	27,203	9,937	469,553
Gross profit	148,315	26,398	4,525	179,238
General and administrative expenses	56,887	12,399	3,205	72,491
Segment operating income	$91,428	$13,999	$1,320	$106,747

	For the Years Ended December 31,
	(Amounts in Thousands)
	2021	2020	2019
Segment reconciliation:
Total segment operating income	$167,938	$136,602	$106,747

Items not allocated at segment level:
Other general and administrative expenses	87,508	80,044	61,421
Depreciation and amortization	14,494	12,051	10,574
Interest income	(268)	(624)	(1,523)
Interest expense	5,806	3,189	3,105
Income from continuing operations before income taxes	$60,398	$41,942	$33,170

14. Significant Payors

For 2021, 2020 and 2019, the Company’s revenue by payor type was as follows:

	Personal Care
	For the Years Ended December 31,
	2021		2020		2019
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
State, local and other governmental programs	$338,325	49.3%	$324,670	50.2%	$303,479	52.2%
Managed care organizations	311,801	45.5	287,032	44.3	239,559	41.3
Private pay	19,991	2.9	20,398	3.2	21,765	3.7
Commercial insurance	9,820	1.4	9,991	1.5	9,204	1.6
Other	5,917	0.9	5,142	0.8	6,721	1.2
Total personal care segment net service revenues	$685,854	100.0%	$647,233	100.0%	$580,728	100.0%

	Hospice
	For the Years Ended December 31,
	2021		2020		2019
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$142,086	93.3%	$94,068	92.9%	$49,649	92.6%
Managed care organizations	5,664	3.7	4,931	4.9	2,768	5.2
Other	4,503	3.0	2,298	2.2	1,184	2.2
Total hospice segment net service revenues	$152,253	100.0%	$101,297	100.0%	$53,601	100.0%

	Home Health
	For the Years Ended December 31,
	2021		2020		2019
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$20,700	78.4%	$12,765	78.6%	$11,218	77.6%
Managed care organizations	4,457	16.9	3,188	19.6	2,942	20.3
Other	1,235	4.7	292	1.8	302	2.1
Total home health segment net service revenues	$26,392	100.0%	$16,245	100.0%	$14,462	100.0%

The Company derives a significant amount of its revenue from its operations in Illinois, New Mexico and New York. The percentages of segment revenue for each of these significant states for 2021, 2020 and 2019 were as follows:

	Personal Care
	For the Years Ended December 31,
	2021		2020		2019
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Illinois	$328,619	47.9%	$288,326	44.6%	$247,524	42.6%
New York	99,732	14.5	115,510	17.8	108,403	18.7
New Mexico	97,784	14.3	86,618	13.4	75,666	13.0
All other states	159,719	23.3	156,779	24.2	149,135	25.7
Total personal care segment net service revenues	$685,854	100.0%	$647,233	100.0%	$580,728	100.0%

	Hospice
	For the Years Ended December 31,
	2021		2020		2019
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Ohio	$61,415	40.3%	$—	—%	$—	—%
New Mexico	36,063	23.7	42,648	42.1	38,790	72.4
All other states	54,775	36.0	58,649	57.9	14,811	27.6
Total hospice segment net service revenues	$152,253	100.0%	$101,297	100.0%	$53,601	100.0%

With the acquisition of Queen City Hospice, the Company expanded its hospice services in the state of Ohio.

	Home Health
	For the Years Ended December 31,
	2021		2020		2019
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
New Mexico	$24,735	93.7%	$16,245	100.0%	$14,462	100.0%
Illinois	1,657	6.3	—	—	—	—
Total home health segment net service revenues	$26,392	100.0%	$16,245	100.0%	$14,462	100.0%

With the acquisition of Summit, the Company expanded its home health services in the state of Illinois.

A substantial portion of the Company’s revenue and accounts receivable are derived from services performed for state and local governmental agencies. We derive a significant amount of our net service revenues in Illinois, which represented 38.2%, 37.7% and 38.2% of our net service revenues for the years ended December 31, 2021, 2020 and 2019, respectively. The Illinois Department on Aging, the largest payor program for the Company’s Illinois personal care operations, accounted for 21.4%, 23.0% and 25.3% of the Company’s net service revenues for 2021, 2020 and 2019, respectively.

The related receivables due from the Illinois Department on Aging represented 16.1% and 15.9% of the Company’s net accounts receivable at December 31, 2021 and 2020, respectively.

In 2019, New York initiated a new Request For Offer (“RFO”) process to competitively procure CDPAP fiscal intermediaries. The Company was not selected in the initial RFO process. We submitted a formal protest in response to the selection process, which was filed and accepted in March 2021, but have not yet received a response to the formal protest. The Company recognized approximately $42 million and $3 million in net service revenue and operating income, respectively, from the program for the year ended December 31, 2021.

The New York fiscal year 2022 state budget included a provision to add additional fiscal intermediaries (one or two entities per county with specified population sizes, plus entities that meet various other requirements) to those awarded contracts as a Lead Fiscal Intermediary under the initial RFO process, based on the scoring of the original RFO. As scoring of RFOs was not publicly released, it is unknown at this time if the Company’s score ranked high enough to qualify for these additional awards. The Company has submitted a response to the survey issued by the New York Department of Health to determine the additional contract awards. The New York Department of Health published an anticipated contract start date for all awards to be no earlier than November 1, 2021, but has not yet announced the exact start date. No later than the contract start date, we will be required to begin transitioning patients within the CDPAP to a fiscal intermediary that has been awarded a contract and cease providing services to those patients. The Company continues to consider other arrangements and to pursue our protest of the award. Given the uncertainty surrounding the program, the Company has suspended materially all of its new patient admissions under the New York CDPAP program.

15. Concentration of Cash

The Company owns financial instruments that potentially subject the Company to significant concentrations of credit risk include cash. The Company maintains cash with financial institutions which, at times, may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk on cash.

16. Subsequent Events

On February 1, 2022, the Company completed the acquisition of JourneyCare Inc. (“JourneyCare”) for approximately $72.5 million, with funding provided through a combination of the revolving credit facility of $35.0 million and available cash on hand. With the purchase of JourneyCare, the Company adds hospice services in Illinois. The initial accounting is incomplete, therefore the related business combination disclosures cannot be included at this time. The Company is currently assessing the fair value of identifiable net assets acquired.