Form 10-Q
period 2022-03-31
Addus HomeCare Corp
filed 2022-05-03
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 26, 2022, Addus HomeCare Corporation had 16,071,408 shares of Common Stock outstanding.

ADDUS HOMECARE CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2022 and December 31, 2021

(Amounts and Shares in Thousands, Except Per Share Data)

(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets
Cash	$124,763	$168,895
Accounts receivable, net of allowances	136,808	136,955
Prepaid expenses and other current assets	14,658	18,491
Total current assets	276,229	324,341
Property and equipment, net of accumulated depreciation and amortization	19,073	18,483
Other assets
Goodwill	574,086	504,392
Intangibles, net of accumulated amortization	76,300	64,321
Operating lease assets, net	41,523	36,048
Total other assets	691,909	604,761
Total assets	$987,211	$947,585
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$21,004	$19,358
Accrued payroll	27,720	44,083
Accrued expenses	38,820	37,077
Government stimulus advances	4,173	4,173
Accrued workers' compensation insurance	12,640	12,998
Total current liabilities	104,357	117,689
Long-term liabilities
Long-term debt, less current portion, net of debt issuance costs	256,127	220,912
Long-term operating lease liabilities	39,049	32,859
Other long-term liabilities	1,900	1,781
Total long-term liabilities	297,076	255,552
Total liabilities	$401,433	$373,241
Stockholders' equity
Common stock—$.001 par value; 40,000 authorized and 16,068 and 15,940 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	$16	$16
Additional paid-in capital	383,001	380,037
Retained earnings	202,761	194,291
Total stockholders' equity	585,778	574,344
Total liabilities and stockholders' equity	$987,211	$947,585

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2022 and 2021

(Amounts and Shares in Thousands, Except Per Share Data)

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Net service revenues	$226,634	$205,302
Cost of service revenues	156,448	144,105
Gross profit	70,186	61,197
General and administrative expenses	53,152	45,426
Depreciation and amortization	3,521	3,601
Total operating expenses	56,673	49,027
Operating income	13,513	12,170
Interest income	(58)	(22)
Interest expense	1,820	1,216
Total interest expense, net	1,762	1,194
Income before income taxes	11,751	10,976
Income tax expense	3,281	2,082
Net income	$8,470	$8,894
Net income per common share
Basic income per share	$0.54	$0.57
Diluted income per share	$0.53	$0.55
Weighted average number of common shares and potential common shares outstanding:
Basic	15,811	15,694
Diluted	16,079	16,069

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Three Months Ended March 31, 2022 and 2021

(Amounts and Shares in Thousands)

(Unaudited)

	For the Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance at January 1, 2022	15,940	$16	$380,037	$194,291	$574,344
Issuance of shares of common stock under restricted stock award agreements	115	—	—	—	—
Stock-based compensation	—	—	2,485	—	2,485
Shares issued for exercise of stock options	13	—	479	—	479
Net income	—	—	—	8,470	8,470
Balance at March 31, 2022	16,068	$16	$383,001	$202,761	$585,778

	For the Three Months Ended March 31, 2021
	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance at January 1, 2021	15,826	$16	$369,495	$149,165	$518,676
Issuance of shares of common stock under restricted stock award agreements	75	—	—	—	—
Stock-based compensation	—	—	2,239	—	2,239
Shares issued for exercise of stock options	2	—	101	—	101
Net income	—	—	—	8,894	8,894
Balance at March 31, 2021	15,903	$16	$371,835	$158,059	$529,910

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2022 and 2021

(Amounts in Thousands)

(Unaudited)

	For the Three Months
	Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$8,470	$8,894
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of acquisitions:
Depreciation and amortization	3,521	3,601
Deferred income taxes	126	165
Stock-based compensation	2,485	2,239
Amortization of debt issuance costs under the credit facility	215	184
Provision for doubtful accounts	158	252
Impairment of operating lease assets	1,174	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	7,121	(6,397)
Prepaid expenses and other current assets	4,161	(1,007)
Government stimulus advances	—	(11,719)
Accounts payable	1,386	(290)
Accrued payroll	(17,443)	(15,313)
Accrued expenses and other long-term liabilities	(5,391)	1,025
Net cash provided by (used in) operating activities	5,983	(18,366)
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(84,490)	—
Purchases of property and equipment	(1,104)	(1,021)
Net cash used in investing activities	(85,594)	(1,021)
Cash flows from financing activities:
Payments on term loan — credit facility	—	(245)
Borrowings on revolver — credit facility	35,000	—
Cash received from exercise of stock options	479	101
Net cash provided by (used in) financing activities	35,479	(144)
Net change in cash	(44,132)	(19,531)
Cash, at beginning of period	168,895	145,078
Cash, at end of period	$124,763	$125,547
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,619	$1,174

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

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements and related notes have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q. The accompanying balance sheet as of December 31, 2021 has been derived from the Company’s audited financial statements for the year ended December 31, 2021 previously filed with the SEC. Accordingly, these financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements and should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2021 included in our Annual Report on Form 10-K, which includes information and disclosures not included herein.

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

2. Summary of Significant Accounting Policies

Estimates

The financial statements are prepared by management in conformity with GAAP and include estimated amounts and certain disclosures based on assumptions about future events. The Company’s critical accounting estimates include the following areas: revenue recognition, goodwill and intangibles in business combinations and when required, the quantitative assessment of goodwill. Actual results could differ from those estimates.

Computation of Weighted Average Shares

The following table sets forth the computation of basic and diluted common shares for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
	(Amounts in thousands)
	2022	2021
Weighted average number of shares outstanding for basic per share calculation	15,811	15,694
Effect of dilutive potential shares:
Stock options	235	311
Restricted stock awards	33	64
Adjusted weighted average shares for diluted per share calculation	16,079	16,069
Anti-dilutive shares:
Stock options	92	—
Restricted stock awards	77	75

Recently Adopted Accounting Pronouncements

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. ASU 2021-10 requires entities to disclose certain information about the nature of certain governmental assistance received, including the nature of the transaction and the related accounting policy, the financial statement line items impacted by the assistance, as well as the significant terms and conditions of the transactions. The ASU was adopted as of January 1, 2022 and did not have an impact on the Company’s results of operations or liquidity.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, and other transactions subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. Therefore, it will be in effect for a limited time through December 31, 2022. The ASU can be adopted no later than December 1, 2022 with early adoption permitted. On July 30, 2021, the Company entered into the Second Amendment to the Credit Agreement as discussed further in Note 8. The Credit Agreement contains hardwired fallback language that contemplates a transition from LIBOR, specifically identifies the secured overnight financing rate (“SOFR”) as the replacement reference rate and details the mechanism for transition at LIBOR cessation, which is anticipated to occur on June 30, 2023. The transition to SOFR is not expected to have a material impact on the Company’s results of operations or liquidity.

3. Leases

Amounts reported on the Company’s Unaudited Condensed Consolidated Balance Sheets for operating leases were as follows:

	March 31, 2022	December 31, 2021
	(Amounts in Thousands)
Operating lease assets, net	$41,523	$36,048

Short-term operating lease liabilities (in accrued expenses)	10,766	9,774
Long-term operating lease liabilities	39,049	32,859
Total operating lease liabilities	$49,815	$42,633

Lease Costs

Components of lease costs were reported in general and administrative expenses in the Company’s Unaudited Condensed Consolidated Statements of Income as follows:

	For the Three Months Ended March 31, (Amounts in Thousands)
	2022	2021
Operating lease costs	$2,801	$2,777
Short-term lease costs	751	181
Total lease costs	3,552	2,958
Less: sublease income	(177)	(151)
Total lease costs, net	$3,375	$2,807

Lease Term and Discount Rate

Weighted average remaining lease terms and discount rates were as follows:

	March 31, 2022	December 31, 2021
Operating leases:
Weighted average remaining lease term	6.27	6.39
Weighted average discount rate	3.80%	3.91%

Maturity of Lease Liabilities

Remaining operating lease payments as of March 31, 2022 were as follows:

Operating Leases
(Amounts in Thousands)
Due in the 12-month period ended March 31,
2023	$12,329
2024	10,706
2025	8,476
2026	5,493
2027	4,574
Thereafter	14,748
Total future minimum rental commitments	56,326
Less: Imputed interest	(6,511)
Total lease liabilities	$49,815

Supplemental cash flows information

	For the Three Months Ended March 31,
	(Amounts in Thousands)
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,194	$2,517

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$9,199	$2,675

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

JourneyCare

On February 1, 2022, we completed the acquisition of the operations of JourneyCare Inc. (“JourneyCare”). The purchase price was approximately $85.0 million, including the amount of acquired excess cash held by JourneyCare at the closing of the acquisition (approximately $0.5 million). The JourneyCare acquisition was funded with a combination of a $35.0 million draw on the Company’s revolving credit facility and available cash. With the JourneyCare acquisition, the Company expanded its hospice services in the state of Illinois. The related acquisition and integration costs were $0.3 million and $1.8 million, respectively, for the three months ended March 31, 2022. These costs were included in general and administrative expenses on the Unaudited Condensed Consolidated Statements of Income and were expensed as incurred.

Based upon management’s valuations, which are preliminary and subject to completion of working capital adjustments, the fair values of the assets and liabilities acquired are as follows:

Total (Amounts in Thousands)
Goodwill	$70,153
Identifiable intangible assets	13,792
Cash	500
Accounts receivable	7,080
Operating lease assets, net	3,728
Other assets	280
Property and equipment	1,194
Accrued expenses	(6,714)
Accrued payroll	(1,486)
Long-term operating lease liabilities	(3,537)
Total purchase price	$84,990

Identifiable intangible assets acquired included $9.0 million in a trade name and $4.8 million of indefinite lived state licenses. The preliminary estimated fair value of identifiable intangible assets was determined with the assistance of a valuation specialist, using Level 3 inputs as defined under ASC Topic 820. The fair value analysis and related valuations reflect the conclusions of management. All estimates, key assumptions, and forecasts were either provided by or reviewed by the Company. The goodwill and intangible assets acquired are deductible for tax purposes.

The JourneyCare acquisition accounted for $9.5 million of net service revenues and $2.0 million of operating income for the three months ended March 31, 2022.

The following table contains unaudited pro forma condensed consolidated income statement information of the Company for the three months ended March 31, 2022 as if the JourneyCare acquisition closed on January 1, 2021.

	For the Three Months Ended March 31, (Amounts in Thousands)
	2022	2021
Net service revenues	$231,847	$219,920
Operating income	12,240	10,936
Net income	7,629	7,894
Net income per common share
Basic income per share	$0.48	$0.50
Diluted income per share	$0.47	$0.49

The pro forma disclosures in the table above include adjustments for amortization of intangible assets, tax expense and acquisition costs to reflect results that are more representative of the combined results of the transactions as if the operations of JourneyCare had been acquired effective January 1, 2021. This pro forma information is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred. In addition, future results may vary significantly from the results reflected in the pro forma information. The unaudited pro forma financial information does not reflect the impact of future events that may occur after the acquisition, such as anticipated cost savings from operating synergies.

5. Goodwill and Intangible Assets

A summary of the goodwill and related adjustments is provided below:

	Hospice	Personal Care	Home Health	Total
	(Amounts in Thousands)
Goodwill as of December 31, 2021	$328,334	$152,688	$23,370	$504,392
Additions for acquisitions	70,153	—	—	70,153
Adjustments to previously recorded goodwill	(113)	—	(346)	(459)
Goodwill as of March 31, 2022	$398,374	$152,688	$23,024	$574,086

In connection with the JourneyCare acquisition, the Company recognized goodwill in its hospice segment of $70.2 million, during the three months ended March 31, 2022. See Note 4 for additional information regarding the acquisition.

The Company’s identifiable intangible assets consist of customer and referral relationships, trade names and trademarks, non-competition agreements and state licenses. Amortization is computed using straight-line and accelerated methods based upon the estimated useful lives of the respective assets, which range from five to twenty-five years. Customer and referral relationships are amortized systematically over the periods of expected economic benefit, which range from five to ten years.

The carrying amount and accumulated amortization of each identifiable intangible asset category consisted of the following as of March 31, 2022:

	Customer and referral relationships	Trade names and trademarks	Non- competition agreements	State Licenses	Total
	(Amounts in Thousands)
Intangible assets with indefinite lives	$—	$—	$—	$25,901	$25,901
Intangible assets subject to amortization:
Gross carrying amount	44,672	51,941	6,785	12,508	115,906
Accumulated amortization	(36,779)	(19,126)	(4,081)	(5,521)	(65,507)
Intangible assets subject to amortization, net	7,893	32,815	2,704	6,987	50,399
Total intangible assets at March 31, 2022	$7,893	$32,815	$2,704	$32,888	$76,300

In connection with the JourneyCare acquisition, the Company recognized a trade name of $9.0 million and indefinite lived state licenses of $4.8 million in its hospice segment during the three months ended March 31, 2022. See Note 4 for additional information regarding the acquisition.

Amortization expense related to the intangible assets was $1.8 million and $2.2 million for the three months ended March 31, 2022 and 2021, respectively. The weighted average remaining useful lives of identifiable intangible assets as of March 31, 2022 was 10.2 years.

6. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consisted of the following:

	March 31, 2022	December 31, 2021
	(Amounts in Thousands)
Income tax receivable	$4,333	$7,556
Prepaid workers' compensation and liability insurance	2,070	3,206
Workers' compensation insurance receivable	1,073	1,559
Other	7,182	6,170
Total prepaid expenses and other current assets	$14,658	$18,491

Accrued expenses consisted of the following:

	March 31, 2022	December 31, 2021
	(Amounts in Thousands)
Current portion of operating lease liabilities	$10,766	$9,774
Accrued health insurance	6,637	5,200
Payor advances (1)	5,866	6,485
Accrued professional fees	3,357	2,978
Other	12,194	12,640
Total accrued expenses	$38,820	$37,077

(1)

Represents the deferred portion of payments received from payors for COVID-19 reimbursements which will be recognized as we incur specific COVID-19 related expenses (including expenses related to securing and maintaining adequate personnel) or will be returned to the extent such related expenses are not incurred.

7. COVID-19 Pandemic

In recognition of the significant threat to the liquidity of financial markets posed by the COVID-19 pandemic, the Federal Reserve and Congress took dramatic actions to provide liquidity to businesses and the banking system in the United States, as described below.

Provider Relief Fund

One of the primary sources of relief for healthcare providers is the Provider Relief Fund, which has been funded through the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and related legislation. Provider Relief Fund payments are intended to compensate healthcare providers for lost revenues and health care related expenses incurred in response to the COVID-19 pandemic and are not required to be repaid, provided that recipients attest to and comply with certain terms and conditions, including limitations on balance billing and not using funds received from the Provider Relief Fund to reimburse expenses or losses that other sources are obligated to reimburse. Commercial organizations that receive and expend annual total awards of $750,000 or more in federal funding, including payments received through the Provider Relief Fund, are subject to federal audit requirements.

In November 2020, the Company received grants in an aggregate principal amount of $13.7 million from the Provider Relief Fund, and fully utilized these funds as of December 31, 2021, including $0.9 million during the three months ended March 31, 2021, for healthcare related expenses, including retention payments, attributable to COVID-19 that were unreimbursed by other sources. We were required to properly and fully document the use of such funds in reports to the U.S. Department of Health & Human Services (“HHS”), which we were required to submit no later than March 31, 2022. We have submitted the required reports.

Payroll tax deferral

The CARES Act also provided for certain federal income and other tax changes, including allowing for the deferral of the employer portion of Social Security payroll taxes through December 31, 2020. The Company received a cash benefit of approximately $7.1 million related to the deferral of employer payroll taxes for 2020 under the CARES Act, for the period April 2, 2020 through June 30, 2020. As of March 31, 2022 and December 31, 2021, the deferred portion of employer Social Security payroll taxes was $4.1 million, which is included within Government stimulus advances on the Company’s Unaudited Condensed Consolidated Balance Sheets. The payroll tax deferral requires that the remaining deferred payroll taxes be paid by December 31, 2022.

ARPA Spending Plans

The American Rescue Plan Act of 2021 (“ARPA”), which became law on March 11, 2021, provides for $350 billion in relief funding for eligible state, local, territorial, and Tribal governments to mitigate the fiscal effects of the COVID-19 public health emergency. Additionally, the law provides for a 10-percentage point increase in federal matching funds for Medicaid home and community based services (“HCBS”) from April 1, 2021, through March 31, 2022, provided the state satisfied certain conditions. States are permitted to use the state funds equivalent to the additional federal funds through March 31, 2024. States must use the monies attributable to this matching fund increase to supplement, not supplant, their level of state spending for the implementation of activities enhanced under the Medicaid HCBS in effect as of April 1, 2021.

Medicare sequester

The CARES Act and related laws temporarily lifted the Medicare sequester which would have otherwise reduced payments to Medicare providers by 2%, as required by the Budget Control Act of 2011, from May 1, 2020, through December 31, 2021 (but also extended sequestration through 2030). Congress further delayed these sequestration cuts through March 31, 2022, and reduced the sequestration adjustment to 1% from April 1 through June 30, 2022. The full 2% reduction is currently scheduled to resume July 1, 2022. These sequestration cuts have been extended through 2030, with the reductions for 2030 set to increase to 2.25% for the first six months and to 3% for the second six months.

In the hospice segment, Medicare sequester relief resulted in an increase in net service revenues of $0.9 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively. In the home health segment, Medicare sequester relief resulted in an increase in net service revenues of $0.2 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

The ARPA increases the federal budget deficit in a manner that triggers an additional statutorily mandated sequestration under the Pay-As-You-Go Act of 2010 (“PAYGO Act”). As a result, an additional Medicare payment reduction of up to 4% was required to take effect in January 2022. However, Congress delayed implementation of this payment reduction until 2023. We cannot currently determine if, or to what extent, our business, results of operations, financial condition or liquidity will ultimately be impacted by mandated sequestration triggers under the PAYGO Act, or if or when the mandated sequestration will occur.

For the three months ended March 31, 2022 and 2021, COVID-19-related expenses in our personal care segment were approximately $1.7 million and $0.9 million, respectively, and are included in cost of service revenues on the Consolidated Statements of Income. Additionally, the Company recognized revenue of $1.4 million and $1.8 million attributable to temporary rate increases from certain payors in our personal care segment for the three months ended March 31, 2022 and 2021, respectively.

Although the United States has recently experienced a moderation of infection and related hospitalization rates, there continues to be a significant number of COVID-19 cases and deaths in the United States and throughout the world. Given the longer-term uncertainties associated with the COVID-19 pandemic, it is impossible to predict the effect and ultimate impact of the COVID-19 pandemic on the Company as conditions related to the COVID-19 pandemic continue to evolve.

8. Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2022	December 31, 2021
	(Amounts in Thousands)
Revolving loan under the credit facility	$259,853	$224,853
Less unamortized issuance costs	(3,726)	(3,941)
Long-term debt	$256,127	$220,912

Amended and Restated Senior Secured Credit Facility

On October 31, 2018, the Company entered into the Amended and Restated Credit Agreement, dated as of October 31, 2018, with certain lenders and Capital One, National Association, as a lender and as agent for all lenders, as amended by the First Amendment to Amended and Restated Credit Agreement, dated as of September 12, 2019, and as further amended by the Second Amendment to Amended and Restated Credit Agreement, dated as of July 30, 2021 (as amended, the “Credit Agreement”; as used throughout this Quarterly Report on Form 10-Q, “credit facility” shall mean the credit facility evidenced by the Credit Agreement). The credit facility consists of a $600.0 million revolving credit facility and a $125.0 million incremental loan facility, which incremental loan facility may be for term loans or an increase to the revolving loan commitments. The maturity of this credit facility is July 30, 2026. Interest on the credit facility may be payable at (x) the sum of (i) an applicable margin ranging from 0.75% to 1.50% based on the applicable senior net leverage ratio plus (ii) a base rate equal to the greatest of (a) the rate of interest last quoted by The Wall Street Journal as the “prime rate,” (b) the sum of the federal funds rate plus a margin of 0.50% and (c) the sum of the adjusted LIBOR that would be applicable to a loan with an interest period of one month advanced on the applicable day (not to be less than 0.00%) plus a margin of 1.00% or (y) the sum of (i) an applicable margin ranging from 1.75% to 2.50% based on the applicable senior net leverage ratio plus (ii) the offered rate per annum for similar dollar deposits for the applicable interest period that appears on Reuters Screen LIBOR01 Page (not to be less than zero). Swing loans may not be LIBOR loans. The availability of additional draws under this credit facility is conditioned, among other things, upon (after giving effect to such draws) the Total Net Leverage Ratio (as defined in the Credit Agreement) not exceeding 3.75:1.00. In certain circumstances, in connection with a Material Acquisition (as defined in the Credit Agreement), the Company can elect to increase its Total Net Leverage Ratio compliance covenant to 4.25:1.00 for the then current fiscal quarter and the three succeeding fiscal quarters.

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

The Company pays a fee ranging from 0.20% to 0.35% based on the applicable senior net leverage ratio times the unused portion of the revolving loan portion of the credit facility. The credit facility contains hardwired fallback language that contemplates a transition from LIBOR, and specifically identifies SOFR as the replacement reference rate and details the mechanism for transition at LIBOR cessation, which is anticipated to occur on June 30, 2023. The transition to SOFR is not expected to have a material impact on the Company’s results of operations or liquidity.

During the three months ended March 31, 2022, the Company drew $35.0 million under its credit facility to fund, in part, the JourneyCare acquisition. During the three months ended March 31, 2021, the Company had no draws under its credit facility.

At March 31, 2022, the Company had a total of $259.9 million of revolving loans, with an interest rate of 2.46%, outstanding on its credit facility. After giving effect to the amount drawn on its credit facility, approximately $8.1 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA (as defined in the Credit Agreement), the Company had $377.6 million of capacity and $109.6 million available for borrowing under its credit facility. As of December 31, 2021, the Company had a total of $224.9 million of revolving loans, with an interest rate of 2.10%, outstanding on its credit facility.

As of March 31, 2022, the Company was in compliance with all financial covenants under the Credit Agreement.

9. Income Taxes

The effective income tax rates were 27.9% and 19.0% for the three months ended March 31, 2022 and 2021, respectively.

The difference between our federal statutory and effective income tax rates is principally due to the inclusion of state taxes, non-deductible compensation and an excess tax expense, partially offset by the use of federal employment tax credits. For the three months ended March 31, 2022 and 2021, the effective tax rates were inclusive of an excess tax expense of 2.7% and an excess tax benefit of 7.4%, respectively. The excess tax expense or benefit is a discrete item, related to the vesting of equity shares, which requires the Company to recognize the expense fully in the period. An excess tax expense or benefit results if the Company’s cumulative costs of the award recognized exceed the income tax deduction on the Unaudited Condensed Consolidated Statements of Income, whereas an excess tax benefit results if the Company’s cumulative costs of the award recognized are less than the income tax deduction on the Unaudited Condensed Consolidated Statements of Income.

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

The tables below set forth information about the Company’s reportable segments for the three months ended March 31, 2022 and 2021 along with the items necessary to reconcile the segment information to the totals reported in the accompanying Unaudited Condensed Consolidated Financial Statements. Segment assets are not reviewed by the Company’s chief operating decision maker function and therefore are not disclosed below.

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

	For the Three Months Ended March 31, 2022
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$169,632	$47,727	$9,275	$226,634
Cost of services revenues	126,291	23,441	6,716	156,448
Gross profit	43,341	24,286	2,559	70,186
General and administrative expenses	15,004	11,712	2,359	29,075
Segment operating income	$28,337	$12,574	$200	$41,111

	For the Three Months Ended March 31, 2021
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$164,868	$36,094	$4,340	$205,302
Cost of services revenues	122,839	18,596	2,670	144,105
Gross profit	42,029	17,498	1,670	61,197
General and administrative expenses	15,283	8,463	965	24,711
Segment operating income	$26,746	$9,035	$705	$36,486

	For the Three Months Ended March 31,
	2022	2021
	(Amounts in Thousands)
Segment reconciliation:
Total segment operating income	$41,111	$36,486

Items not allocated at segment level:
Other general and administrative expenses	24,077	20,715
Depreciation and amortization	3,521	3,601
Interest income	(58)	(22)
Interest expense	1,820	1,216
Income before income taxes	$11,751	$10,976

12. Significant Payors

For the three months ended March 31, 2022 and 2021, the Company’s revenue by payor type was as follows:

Personal Care Segment	For the Three Months Ended March 31,
	2022		2021
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
State, local and other governmental programs	$83,908	49.5%	$80,849	49.0%
Managed care organizations	77,390	45.6	75,456	45.8
Private pay	4,626	2.7	4,903	3.0
Commercial insurance	2,024	1.2	2,346	1.4
Other	1,684	1.0	1,314	0.8
Total personal care segment net service revenues	$169,632	100.0%	$164,868	100.0%

Hospice Segment	For the Three Months Ended March 31,
	2022		2021
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$43,485	91.1%	$33,985	94.2%
Commercial insurance	2,244	4.7	533	1.5
Managed care organizations	1,715	3.6	1,487	4.1
Other	283	0.6	89	0.2
Total hospice segment net service revenues	$47,727	100.0%	$36,094	100.0%

Home Health Segment	For the Three Months Ended March 31,
	2022		2021
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$6,812	73.4%	$3,502	80.7%
Managed care organizations	1,904	20.5	798	18.4
Other	559	6.1	40	0.9
Total home health segment net service revenues	$9,275	100.0%	$4,340	100.0%

The Company derives a significant amount of its revenue from its operations in Illinois, New Mexico and New York. The percentages of segment revenue for each of these significant states for the three months ended March 31, 2022 and 2021 were as follows:

Personal Care Segment	For the Three Months Ended March 31,
	2022		2021
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Illinois	$84,693	49.9%	$73,385	44.5%
New Mexico	25,440	15.0	23,593	14.3
New York (1)	21,385	12.6	27,575	16.7
All other states	38,114	22.5	40,315	24.5
Total personal care segment net service revenues	$169,632	100.0%	$164,868	100.0%

(1)

In 2019, New York initiated a new Request For Offer (“RFO”) process to competitively procure CDPAP fiscal intermediaries. The Company was not selected in the initial RFO process. We submitted a formal protest in response to the selection process, which was filed and accepted in March 2021, but we have not yet received a response to the formal protest. The Company continues to consider other arrangements and to pursue our protest of the award. The New York fiscal year 2023 state budget, passed in April 2022, amends the current Fiscal Intermediary RFO process to authorize all fiscal intermediaries that submitted an RFO application and served at least 200 clients in New York City or 50 clients in other counties between January 1, 2020 and March 31, 2020 to contract with the New York State Department of Health and continue to operate in all counties contained in their application. Under this provision, the Company would be allowed to continue to contract with all of its current payors for CDPAP services. The Company is currently assessing the future of its participation in this program. Given the status of the program, the Company has suspended materially all of its new patient admissions under the New York CDPAP program.

Hospice Segment	For the Three Months Ended March 31,
	2022		2021
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Ohio	$16,328	34.2%	$14,114	39.1%
Illinois (2)	9,541	20.0	—	—
New Mexico	8,233	17.3	9,230	25.6
All other states	13,625	28.5	12,750	35.3
Total hospice segment net service revenues	$47,727	100.0%	$36,094	100.0%

(2)	With the JourneyCare acquisition, the Company expanded its hospice services in the state of Illinois.

Home Health Segment	For the Three Months Ended March 31,
	2022		2021
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
New Mexico	$7,509	81.0%	$4,340	100.0%
Illinois (3)	1,766	19.0	—	—
Total home health segment net service revenues	$9,275	100.0%	$4,340	100.0%

(3)	With the acquisition of Summit Home Health, LLC (“Summit”) on October 1, 2021, the Company expanded its home health services in the state of Illinois.

A substantial portion of the Company’s revenue and accounts receivable are derived from services performed for federal, state and local governmental agencies. We derive a significant amount of our net service revenues in Illinois, which represented 42.4%, and 35.8% of our net service revenues for the three months ended March 31, 2022, and 2021, respectively. The Illinois Department on Aging, the largest payor program for the Company’s Illinois personal care operations, accounted for 20.7% and 20.4% of the Company’s net service revenues for the three months ended March 31, 2022 and 2021, respectively.

The related receivables due from the Illinois Department on Aging represented 16.1% of the Company’s net accounts receivable at both March 31, 2022 and December 31, 2021.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements about our business and operations. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words like “believes,” “belief,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “would,” “should” and similar expressions are intended to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the anticipated impact to our business with respect to developments related to the COVID-19 pandemic, including, without limitation, those related to the length and severity of the pandemic, as well as the timing, availability and acceptance of effective medical treatments, vaccines and booster shots; the spread of potentially more contagious and/or virulent forms of the virus; the pandemic’s impact on our operations, reimbursement and our consumer population; measures we are taking to respond to the pandemic; the impact of government regulation, stimulus and relief measures, including the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), Paycheck Protection Program and Health Care Enhancement Act (“PPPHCE Act”), the Consolidated Appropriations Act, 2021 (“CAA”), the COVID-Related Tax Relief Act of 2020, the American Rescue Plan of 2021 (“ARPA”) and any other stimulus or relief legislation, along with the related uncertainties regarding such measures and any future measures related to COVID-19; increased expenses related to personal protective equipment (“PPE”), labor, supply chain, or other expenditures; workforce disruptions, including shortages and increased labor expenses, associated with competitive labor market conditions and the impact of quarantines; the impact of vaccine mandates on the workforce; and supply shortages and disruptions; changes in operational and reimbursement processes and payment structures at the state or federal levels; changes in Medicaid, Medicare, other government program and managed care organizations policies and payment rates; changes in, or our failure to comply with, existing, federal and state laws or regulations, or our failure to comply with new government laws or regulations on a timely basis; competition in the healthcare industry; the geographical concentration of our operations; changes in the case mix of consumers and payment methodologies; operational changes resulting from the assumption by managed care organizations of responsibility for managing and paying for our services to consumers; the nature and success of future financial and/or delivery system reforms; changes in estimates and judgments associated with critical accounting policies; our ability to maintain or establish new referral sources; our ability to renew significant agreements or groups of agreements; our ability to attract and retain qualified personnel; federal, state and city minimum wage pressure, including any failure of any governmental entity to enact a minimum wage offset and/or the timing of any such enactment; changes in payments and covered services due to the overall economic conditions, including economic and business conditions resulting from the COVID-19 pandemic, and deficit spending by federal and state governments; cost containment initiatives undertaken by federal, state and other third-party payors; our ability to access financing through the capital and credit markets; our ability to meet debt service requirements and comply with covenants in debt agreements; business disruptions due to natural disasters, acts of terrorism, pandemics, riots, civil insurrection or social unrest, looting, protests, strikes or street demonstrations; our ability to integrate and manage our information systems; our ability to prevent cyber-attacks or security breaches to protect our information technology systems and confidential consumer data; our expectations regarding the size and growth of the market for our services; the acceptance of privatized social services; our expectations regarding changes in reimbursement rates; eligibility standards and limits on services imposed by state governmental agencies; the potential for litigation; discretionary determinations by government officials; our ability to successfully implement our business model to grow our business; our ability to continue identifying, pursuing, consummating and integrating acquisition opportunities and expand into new geographic markets; the impact of acquisitions and dispositions on our business, including the potential inability to realize the benefits of potential acquisitions; the effectiveness, quality and cost of our services; our ability to successfully execute our growth strategy; changes in tax rates; the impact of public health emergencies, including the COVID-19 pandemic; the impact of inclement weather or natural disasters; and various other matters, many of which are beyond our control. In addition, these forward-looking statements are subject to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2021, filed with the SEC on February 25, 2022. You should carefully review all of these factors. Moreover, our business may be materially adversely affected by factors that are not currently known to us, by factors that we currently consider immaterial or by factors that are not specific to us, such as general economic conditions. These forward-looking statements were based on information, plans and estimates at the date of this report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes, except as may be required by law.

Overview

We are a home care services provider operating three segments: personal care, hospice and home health. Our services are principally provided in-home under agreements with federal, state and local government agencies, managed care organizations, commercial insurers and private individuals. Our consumers are predominantly “dual eligible,” meaning they are eligible to receive both Medicare and Medicaid benefits. Managed care revenues accounted for 35.7% and 37.9% of our net service revenues during the three months ended March 31, 2022 and 2021, respectively.

A summary of certain consolidated financial results for the three months ended March 31, 2022 and 2021 is provided in the table below.

	For the Three Months Ended March 31,
	2022	2021
Net service revenues by segment:	(Amounts in Thousands)
Personal care	$169,632	$164,868
Hospice	47,727	36,094
Home health	9,275	4,340
Total net service revenue	$226,634	$205,302

Net income	$8,470	$8,894

As of March 31, 2022, we provided our services in 22 states through 207 offices. We served approximately 53,000 and 50,000 discrete individuals during the three months ended March 31, 2022 and 2021, respectively. Our personal care segment also includes staffing services, with clients including assisted living facilities, nursing homes and hospice facilities.

COVID-19 Pandemic Update

Although the United States has recently experienced a moderation of infection and related hospitalization rates, there continues to be a significant number of COVID-19 cases and deaths in the United States and throughout the world. Moreover, while economic conditions in the United States have continued to improve in the first quarter of 2022 compared to earlier pandemic levels, inflationary pressures, competitive labor market conditions and supply chain disruptions continue to impact the U.S. economy. The long-term trends of new cases and deaths in the United States and the future impact of the pandemic continues to be unknown.

CMS issued an interim rule in November 2021 requiring COVID-19 vaccinations for Medicare- and Medicaid-certified providers and suppliers, including hospices and home health agencies, which covers clinical staff, individuals providing services under arrangements, volunteers and staff who are not involved in direct patient care. Additionally, some states have implemented, or may implement in the future, vaccine mandates with respect to healthcare personnel. It is currently difficult to predict the impact that any of these vaccine mandates may have on us or the extent to which these vaccine mandates will ultimately become effective. However, we expect that these rules, to the extent that they become effective, will impact our home health and hospice segments.

We are monitoring developments as information becomes available, including with respect to national, state and local vaccine mandates, to access the possible impact on our workforce in personal care, home health, hospice and our corporate support centers. We have developed a multistep program in order to strongly encourage our employees to get the COVID-19 vaccine, which included offering a vaccine stipend and incentives as well as creating educational and motivational leadership communication. These educational and motivational leadership communications are ongoing. We are actively engaged in an effort to track primary vaccination rates, which include the first and second doses, among caregivers and to continue to improve those rates. However, it is difficult to predict the future impact of the pandemic, including the impact of the President’s National COVID-19 Preparedness Plan and the implementation of existing and potential additional federal, state and local vaccine mandates on economic conditions in the United States and our business at this time.

For the three months ended March 31, 2022 and 2021, COVID-19-related expenses in our personal care segment were approximately $1.7 million and $0.9 million, respectively, and are included in cost of service revenues on the Consolidated Statements of Income. Additionally, we recognized revenue of $1.4 million and $1.8 million attributable to temporary rate increases from certain payors in our personal care segment for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, the Company deferred the recognition of $5.9 million of payments received from payors for COVID-19 reimbursement, included within accrued expenses, which will be recognized as we incur specific expenses related to the pandemic, such as expenses related to acquiring additional PPE and COVID-19 related paid time off, or will be returned to the extent COVID-19-related expenses are not incurred. We are not able to reasonably predict the total costs we will incur related to the COVID-19 pandemic, and such costs could be substantial.

Federal and state agencies continue to issue regulations and guidance related to the COVID-19 pandemic, and the public health situation continues to evolve, and, therefore, we cannot currently predict with certainty the extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted by the pandemic. We will continue to assess the impact and consequences of the COVID-19 pandemic and government responses to the pandemic, including the implementation of the CARES Act, the PPPHCE Act, the CAA, the ARPA, other stimulus and relief legislation, the President’s National COVID-19 Preparedness Plan, and existing and potential additional federal, state and local vaccine mandates, on our business, results of operations, financial condition and cash flows. Given the dynamic nature of these circumstances, the related financial effect cannot be reasonably estimated at this time but is not expected to materially adversely impact our business. See Part I, Item 1A—Risk Factors — “The COVID-19 pandemic could negatively affect our operations, business and financial condition, and our liquidity could also be negatively impacted, particularly if the U.S. economic and/or public health conditions deteriorate in connection with the pandemic” of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022.

See “Liquidity and Capital Resources” below for additional information regarding funds received related to COVID-19 pandemic relief.

Recruiting

As the labor market has tightened and unemployment has declined in comparison to earlier levels, the competition for new caregivers, including skilled healthcare staff, has increased significantly. To the extent that we continue to experience a shortage of caregivers, it may hinder our ability to fully meet the continuing demand for both our non-clinical and clinical services. The increased staffing challenges, including quarantine requirements related to the Omicron surge, have resulted in increased labor cost to satisfy our staffing requirements during the three months ended March 31, 2022 compared to 2021 in our non-clinical and clinical operations.

Acquisitions

In addition to our organic growth, we have grown through acquisitions that have expanded our presence in current markets, with the goal of having all three levels of in-home care in our markets or facilitating our entry into new markets where in-home care has been moving to managed care organizations.

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

On February 1, 2022, we completed the acquisition of the operations of JourneyCare, Inc. (“JourneyCare”) for approximately $85.0 million, including the amount of acquired excess cash held by JourneyCare at the closing of the acquisition (approximately $0.5 million), with funding provided through a combination of a $35.0 million draw under the revolving credit facility and available cash on hand. With the JourneyCare acquisition, the Company adds hospice services in Illinois.

Revenue by Payor and Significant States

Our payors are principally federal, state and local governmental agencies and managed care organizations. The federal, state and local programs under which the agencies operate are subject to legislative and budgetary changes and other risks that can influence reimbursement rates. We are experiencing a transition of business from government payors to managed care organizations, which we believe aligns with our emphasis on coordinated care and the reduction of the need for acute care.

For the three months ended March 31, 2022 and 2021, our revenue by payor and significant states by segment were as follows:

Personal Care Segment	For the Three Months Ended March 31,
	2022		2021
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
State, local and other governmental programs	$83,908	49.5%	$80,849	49.0%
Managed care organizations	77,390	45.6	75,456	45.8
Private pay	4,626	2.7	4,903	3.0
Commercial insurance	2,024	1.2	2,346	1.4
Other	1,684	1.0	1,314	0.8
Total personal care segment net service revenues	$169,632	100.0%	$164,868	100.0%
Illinois	$84,693	49.9%	$73,385	44.5%
New Mexico	25,440	15.0	23,593	14.3
New York (1)	21,385	12.6	27,575	16.7
All other states	38,114	22.5	40,315	24.5
Total personal care segment net service revenues	$169,632	100.0%	$164,868	100.0%

(1)	The Company has suspended materially all of its new patient admissions under the New York CDPAP program as discussed below.

Hospice Segment	For the Three Months Ended March 31,
	2022		2021
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$43,485	91.1%	$33,985	94.2%
Commercial insurance	2,244	4.7	533	1.5
Managed care organizations	1,715	3.6	1,487	4.1
Other	283	0.6	89	0.2
Total hospice segment net service revenues	$47,727	100.0%	$36,094	100.0%
Ohio	$16,328	34.2%	$14,114	39.1%
Illinois (2)	9,541	20.0	—	—
New Mexico	8,233	17.3	9,230	25.6
All other states	13,625	28.5	12,750	35.3
Total hospice segment net service revenues	$47,727	100.0%	$36,094	100.0%

(2)	With the JourneyCare acquisition, the Company expanded its hospice services in the state of Illinois.

Home Health Segment	For the Three Months Ended March 31,
	2022		2021
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$6,812	73.4%	$3,502	80.7%
Managed care organizations	1,904	20.5	798	18.4
Other	559	6.1	40	0.9
Total home health segment net service revenues	$9,275	100.0%	$4,340	100.0%
New Mexico	$7,509	81.0%	$4,340	100.0%
Illinois (3)	1,766	19.0	—	—
Total home health segment net service revenues	$9,275	100.0%	$4,340	100.0%

(3)	With the acquisition of Summit, the Company expanded its home health services in the state of Illinois.

We derive a significant amount of our net service revenues in Illinois, which represented 42.4% and 35.8% of our net service revenues for the three months ended March 31, 2022 and 2021, respectively. A significant amount of our net service revenues are derived from one payor, the Illinois Department on Aging, the largest payor program for our Illinois personal care operations, which accounted for 20.7% and 20.4% of our net service revenues for the three months ended March 31, 2022 and 2021, respectively.

Changes in Reimbursement Rates

Illinois

On November 26, 2019, the City of Chicago voted to approve additional increases in the Chicago minimum wage to $14 per hour beginning July 1, 2020 and to $15 per hour beginning July 1, 2021. In subsequent years, minimum wage will be increased through a cost of living adjustment capped at 2.5%.

Effective January 1, 2021, the state of Illinois fiscal year 2021 budget increased hourly in-home care rates through the Community Care Program by 7.1%, to $23.40 from $21.84. However, the rate increase was delayed and did not take effect until April 1, 2021, as a result of the failure of the November 2020 referendum to revise the Illinois income tax code. The Company recognized $2.0 million related to the rate increase for the year ended December 31, 2021 which is expected to be received during the second quarter of 2022.

Effective January 1, 2022, the Illinois fiscal year 2022 budget increased hourly in-home care rates to $24.96. On July 12, 2021, in connection with the temporary increase in federal funding for Medicaid home and community-based services authorized by the ARPA, Illinois submitted its Initial Spending Plan and Narrative to CMS for approval. Included in that plan is the acceleration of the rate increase to $24.96 from January 1, 2022, to November 1, 2021. The Company recognized $3.6 million related to the rate increase for the year ended December 31, 2021 which is expected to be received during the second quarter of 2022. CMS granted partial approval of the Illinois plan but highlighted that the state will need to submit an amendment for certain Medicaid waiver programs with regard to any rate change methodology. CMS has approved the waiver amendment to increase rates effective November 1, 2021.

The Illinois fiscal year 2023 budget was signed into law by the Governor on April 19, 2022 and includes a $0.70 rate increase effective January 1, 2023. The Chicago minimum wage is projected to increase by 2.5% effective July 1, 2022.

Our business will benefit from the rate increases noted above as planned for 2023, but there is no assurance that there will be additional offsetting rate increases in Illinois for fiscal years beyond fiscal year 2023, and our financial performance will be adversely impacted for any periods in which an additional offsetting reimbursement rate increase is not in effect.

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

CMS updates the HHPPS payment rates each calendar year. For calendar year 2022, CMS increased HHPPS rates by an estimated 3.2%, which reflects a 3.1% market basket update and a productivity adjustment of negative 0.5 percentage points, among other changes. Home health providers that do not comply with quality data reporting requirements are subject to a 2-percentage point reduction to their market basket update. In addition, beginning January 1, 2022, Medicare requires home health agencies to submit a one-time Notice of Admission (“NOA”) for each patient that establishes that the beneficiary is under a Medicare home health period of care. Failure to submit the NOA within five calendar days from the start of care will result in a reduction to the 30-day period payment amount for each day from the start of care date until the date the NOA is submitted.

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

New York CDPAP

The New York Consumer Directed Personal Assistance Program (“CDPAP”) is a self-directed care alternative program that allows eligible individuals who need help with activities of daily living or skilled nursing services to choose their caregivers. We provide support services as a CDPAP fiscal intermediary. In 2021, the Company was not selected to enter into contracts as a Lead Fiscal Intermediary and submitted a formal protest in response to the selection process, which was filed and accepted on March 19, 2021. The Company has not yet received a response to the formal protest.

The New York fiscal year 2023 state budget, passed in April 2022, amends the current Fiscal Intermediary Request For Offer (“RFO”) process to authorize all fiscal intermediaries that submitted an RFO application and served at least 200 clients in New York City or 50 clients in other counties between January 1, 2020 and March 31, 2020 to contract with the New York State Department of Health and continue to operate in all counties contained in their application. Under this provision, the Company would be allowed to continue to contract with all of its current payors for CDPAP services. The Company is currently assessing the future of its participation in this program. Given the status of the program, the Company suspended materially all of its new patient admissions under the New York CDPAP.

Components of our Statements of Income

Net Service Revenues

We generate net service revenues by providing our services directly to consumers and primarily on an hourly basis in our personal care segment, on a daily basis in our hospice segment and on an episodic basis in our home health segment. We receive payment for providing such services from our private consumers and payors, including federal, state and local governmental agencies, managed care organizations and commercial insurers.

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

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. The effective income tax rate was 27.9% and 19.0% for the three months ended March 31, 2022 and 2021, respectively, compared to our federal statutory rate of 21%. The difference between our federal statutory and effective income tax rates was principally due to the inclusion of state taxes, non-deductible compensation and excess tax expense, partially offset by the use of federal employment tax credits.

Results of Operations – Consolidated

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

The following table sets forth our unaudited condensed consolidated results of operations.

	For the Three Months Ended March 31,
	2022		2021		Change
		% Of		% Of
		Net Service		Net Service
	Amount	Revenues	Amount	Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Net service revenues	$226,634	100.0%	$205,302	100.0%	$21,332	10.4%
Cost of service revenues	156,448	69.0	144,105	70.2	12,343	8.6
Gross profit	70,186	31.0	61,197	29.8	8,989	14.7
General and administrative expenses	53,152	23.5	45,426	22.1	7,726	17.0
Depreciation and amortization	3,521	1.5	3,601	1.8	(80)	(2.2)
Total operating expenses	56,673	25.0	49,027	23.9	7,646	15.6
Operating income	13,513	6.0	12,170	5.9	1,343	11.0
Interest income	(58)	—	(22)	—	(36)	163.6
Interest expense	1,820	0.8	1,216	0.6	604	49.7
Total interest expense, net	1,762	0.8	1,194	0.6	568	47.6
Income before income taxes	11,751	5.2	10,976	5.3	775	7.1
Income tax expense	3,281	1.5	2,082	1.0	1,199	57.6
Net income	$8,470	3.7%	$8,894	4.3%	$(424)	(4.8)%

Net service revenues increased by 10.4% to $226.6 million for the three months ended March 31, 2022 compared to $205.3 million for the three months ended March 31, 2021. Revenue increased by $11.6 million in our hospice segment and by $4.9 million in our home health segment during the three months ended March 31, 2022, compared to the same period in 2021, largely due to acquisitions. In addition, revenue increased by $4.8 million in our personal care segment, during the three months ended March 31, 2022, compared to the same period in 2021 primarily due to an 8.7% increase in revenues per billable hour, partially offset by a decrease in the New York CDPAP program.

Gross profit, expressed as a percentage of net service revenues, increased to 31.0% for the three months ended March 31, 2022, compared to 29.8% for the same period in 2021 due to growth in our higher margin hospice segment.

General and administrative expenses increased to $53.2 million for the three months ended March 31, 2022 as compared to $45.4 million for the three months ended March 31, 2021. The increase in general and administrative expenses was primarily due to acquisitions that resulted in an increase in administrative employee wages, taxes and benefit costs of $4.9 million, an increase in acquisition expense of $1.3 million and an increase in rent expense of $0.6 million. General and administrative expenses, expressed as a percentage of net service revenues increased to 23.5% for the three months ended March 31, 2022, from 22.1% for the three months ended March 31, 2021.

Depreciation and amortization expense decreased to $3.5 million for the three months ended March 31, 2022 from $3.6 million for the three months ended March 31, 2021.

Interest expense increased to $1.8 million for the three months ended March 31, 2022 from $1.2 million for the three months ended March 31, 2021. The increase in interest expense was primarily due to higher outstanding borrowings under our credit facility for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 due to the JourneyCare acquisition.

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. The effective income tax rate was 27.9% and 19.0% for the three months ended March 31, 2022 and 2021, respectively. The difference between the federal statutory and our effective income tax rates was principally due to the inclusion of state taxes, non-deductible compensation and excess tax expense, partially offset by the use of federal employment tax credits. For the three months ended March 31, 2022 and 2021, the effective tax rates were inclusive of an excess tax expense of 2.7% and an excess tax benefit of 7.4%, respectively. The excess tax expense or benefit is a discrete item which requires the Company to recognize the expense or benefit fully in the quarter.

Results of Operations – Segments

The following tables and related analysis summarize our operating results and business metrics by segment:

Personal Care Segment

	For the Three Months Ended March 31,
	2022		2021		Change
	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$169,632	100.0%	$164,868	100.0%	$4,764	2.9%
Cost of services revenues	126,291	74.4	122,839	74.5	3,452	2.8
Gross profit	43,341	25.6	42,029	25.5	1,312	3.1
General and administrative expenses	15,004	8.9	15,283	9.3	(279)	(1.8)
Segment operating income	$28,337	16.7%	$26,746	16.2%	$1,591	5.9%
Business Metrics (Actual Numbers, Except Billable Hours in Thousands)
Locations at period end	162		164
Average billable census * (1)	36,582		38,327		(1,745)	(4.6)%
Billable hours * (2)	7,101		7,567		(466)	(6.2)
Average billable hours per census per month * (2)	64.4		65.2		(0.8)	(1.2)
Billable hours per business day * (2)	110,951		118,237		(7,286)	(6.2)
Revenues per billable hour * (2)	$23.64		$21.75		$1.89	8.7%
Same store growth revenue % * (3)	0.9%		2.4%

(1)	Average billable census is the number of unique clients receiving a billable service during the year and is the total census divided by months in operation during the period.
(2)

Billable hours is the total number of hours served to clients during the period. Average billable hours per census per month is billable hours divided by average billable census. Billable hours per day is total billable hours divided by the number of business days in the period. Revenues per billable hour is revenue, attributed to billable hours, divided by billable hours.

(3)

Same store revenue growth reflects the change in year-over-year revenue for the same store base. We define the same store base to include those stores open for at least 52 full weeks. This measure highlights the performance of existing stores, while excluding the impact of acquisitions, new store openings and closures, and the revenue associated with New York CDPAP and the ARPA.

*

Management deems these metrics to be key performance indicators. Management uses these metrics to monitor our performance, both in our existing operations and acquisitions. Many of these metrics serve as the basis of reported revenues and assessment of these provide direct correlation to the results of operations from period to period and facilitate comparison with the results of our peers. Historical trends established in these metrics can be used to evaluate current operating results, identify trends affecting our business, determine the allocation of resources and assess the quality and potential variability of our cash flows and earnings. We believe they are useful to investors in evaluating and understanding our business but should not be used solely in assessing the Company’s performance. These key performance indicators should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented herein to fully evaluate and understand the business as a whole. These measures may not be comparable to similarly titled performance indicators used by other companies.

The personal care segment derives a significant amount of its net service revenues from operations in Illinois, which represented 42.4% and 35.8% of net service revenues for the three months ended March 31, 2022 and 2021, respectively. One payor, the Illinois Department on Aging, accounted for 20.7% and 20.4% of net service revenues for the three months ended March 31, 2022 and 2021, respectively. Net service revenues from state, local and other governmental programs accounted for 49.5% and 49.0% of net service revenues for the three months ended March 31, 2022 and 2021, respectively. Managed care organizations accounted for 45.6% and 45.8% of net service revenues for the three months ended March 31, 2022 and 2021, respectively, with commercial insurance, private pay and other payors accounting for the remainder of net service revenues.

Net service revenues increased by 2.9% for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Net service revenues increased primarily as a result of an 8.7% increase in revenues per billable hour, mainly attributed to rate increases discussed above. The Company experienced a decrease in New York net service revenues of $6.2 million for the three months ended March 31, 2022, primarily driven by a decrease in participation in the New York CDPAP program as discussed above, compared to 2021.

Gross profit, expressed as a percentage of net service revenues, increased to 25.6% for the three months ended March 31, 2022 from 25.5% for the three months ended March 31, 2021. This increase was primarily due to a decrease in direct payroll as a percentage of net service revenues of 0.1% for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

General and administrative expenses remained relatively consistent for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021.

Hospice Segment

	For the Three Months Ended March 31,
	2022		2021		Change
	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$47,727	100.0%	$36,094	100.0%	$11,633	32.2%
Cost of services revenues	23,441	49.1	18,596	51.5	4,845	26.1
Gross profit	24,286	50.9	17,498	48.5	6,788	38.8
General and administrative expenses	11,712	24.6	8,463	23.5	3,249	38.4
Segment operating income	$12,574	26.3%	$9,035	25.0%	$3,539	39.2%
Business Metrics (Actual Numbers)
Locations at period end	33		34
Admissions * (1)	3,315		2,394		921	38.5%
Average daily census * (2)	3,320		2,400		920	38.3
Average discharge length of stay * (3)	84		101		(17)	(16.8)
Patient days * (4)	275,488		216,007		59,481	27.5
Revenue per patient day * (5)	$173.24		$167.09		$6.15	3.7%
Organic growth
- Revenue * (6)	4.4%		(8.4)%
- Average daily census * (6)	7.0%		(20.2)%

(1)	Represents referral process and new patients on service during the period.
(2)	Average daily census is total patient days divided by the number of days in the period.
(3)	Average length of stay is the average number of days a patient is on service, calculated upon discharge, and is total patient days divided by total discharges in the period.
(4)	Patient days is days of service for all patients in the period.
(5)	Revenue per patient day is hospice revenue divided by the number of patient days in the period.
(6)

Revenue organic growth and average daily census organic growth reflect the change in year-over-year revenue and average daily census for the same store base. We define the same store base to include those stores open for at least 52 full weeks. These measures highlight the performance of existing stores, while excluding the impact of acquisitions, new store openings and closures.

*

Management deems these metrics to be key performance indicators. Management uses these metrics to monitor our performance, both in our existing operations and acquisitions. Many of these metrics serve as the basis of reported revenues and assessment of these provide direct correlation to the results of operations from period to period and facilitate comparison with the results of our peers. Historical trends established in these metrics can be used to evaluate current operating results, identify trends affecting our business, determine the allocation of resources and assess the quality and potential variability of our cash flows and earnings. We believe they are useful to investors in evaluating and understanding our business but should not be used solely in assessing the Company’s performance. These key performance indicators should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented herein to fully evaluate and understand the business as a whole. These measures may not be comparable to similarly titled performance indicators used by other companies.

The hospice segment generates net service revenues by providing care to patients with a life expectancy of six months or less, as well as related services for their families. Hospice offers four levels of care, as defined by Medicare, to meet the varying needs of patients and their families. The four levels of hospice include routine home care, continuous home care, general inpatient care and respite care. Our hospice segment principally provides routine home care and continuous home care services, and with the JourneyCare acquisition, expanded into providing general inpatient care services.

Net service revenues from Medicare accounted for 91.1% and 94.2% and managed care organizations accounted for 3.6% and 4.1% of total hospice segment net service revenues for the three months ended March 31, 2022 and 2021, respectively. Net service revenues increased by $11.6 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily attributed to organic growth and the acquisitions of the operations of JourneyCare on February 1, 2022 and Armada on August 1, 2021.

Gross profit, expressed as a percentage of net service revenues was 50.9% and 48.5% for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022, the increase as a percentage of net service revenues was mainly attributed to a decrease of direct employee wages, taxes and benefit costs of 1.5%.

The hospice segment’s general and administrative expenses primarily consist of administrative employee wages, taxes and benefit costs, rent, information technology and office expenses. General and administrative expenses, expressed as a percentage of net service revenues was 24.6% and 23.5% for the three months ended March 31, 2022 and 2021, respectively. The increase in general and administrative expenses was primarily due to acquisitions that resulted in a $2.6 million increase in administrative employee wages, taxes and benefit costs and a $0.6 million increase in rent expenses for the three months ended March 31, 2022.

Home Health Segment

	For the Three Months Ended March 31,
	2022		2021		Change
	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$9,275	100.0%	$4,340	100.0%	$4,935	113.7%
Cost of services revenues	6,716	72.4	2,670	61.5	4,046	151.5
Gross profit	2,559	27.6	1,670	38.5	889	53.2
General and administrative expenses	2,359	25.4	965	22.3	1,394	144.5
Segment operating income	$200	2.2%	$705	16.2%	$(505)	(71.6)%
Business Metrics (Actual Numbers)
Locations at period end	12		10
New admissions * (1)	3,336		1,168		2,168	185.6%
Recertifications * (2)	1,316		657		659	100.3
Total volume * (3)	4,652		1,825		2,827	154.9
Visits * (4)	65,213		27,665		37,548	135.7%
Organic growth
- Revenue * (5)	(0.5)%		—%
- Admissions * (5)	2.4%		14.3%

(1)	Represents new patients during the period.
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
(5)

Revenue organic growth and admissions organic growth reflect the change in year-over-year revenue and admissions for the same store base. We define the same store base to include those stores open for at least 52 full weeks. These measures highlight the performance of existing stores, while excluding the impact of acquisitions, new store openings and closures.

*

Management deems these metrics to be key performance indicators. Management uses these metrics to monitor our performance, both in our existing operations and acquisitions. Many of these metrics serve as the basis of reported revenues and assessment of these provide direct correlation to the results of operations from period to period and facilitate comparison with the results of our peers. Historical trends established in these metrics can be used to evaluate current operating results, identify trends affecting our business, determine the allocation of resources and assess the quality and potential variability of our cash flows and earnings. We believe they are useful to investors in evaluating and understanding our business but should not be used solely in assessing the Company’s performance. These key performance indicators should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented herein to fully evaluate and understand the business as a whole. These measures may not be comparable to similarly titled performance indicators used by other companies.

The home health segment generates net service revenues by providing home health services on a short-term, intermittent or episodic basis to individuals, generally to treat an illness or injury. Net service revenues from Medicare and managed care organizations accounted for 73.4% and 80.7% and 20.5% and 18.4%, of total home health segment net service revenues for the three months ended March 31, 2022 and 2021, respectively. Home health services provided to Medicare beneficiaries are paid under the Medicare Home Health Prospective Payment System (“HHPPS”). Home health services provided to Medicare beneficiaries are paid under the Medicare Home Health Prospective Payment System, which uses national, standardized 30-day period payment rates for periods of care. CMS uses the PDGM as the case-mix classification model to place periods of care into payment categories, classifying patients based on clinical characteristics. An outlier adjustment may be paid for periods of care in which costs exceed a specific threshold amount.

Net service revenues increased by $4.9 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Total visits increased for the three months ended March 31, 2022, mainly attributed to the acquisition of Armada on August 1, 2021 and Summit on October 1, 2021, partially offset by a decrease in revenue related to the Omicron surge.

Gross profit, expressed as a percentage of net service revenues was 27.6% and 38.5% for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022, the decrease was due to an increase of direct employee wages, taxes and benefit costs of

8.7% as a percentage of net service revenues compared to the three months ended March 31, 2021. Cost of service for the three months ended March 31, 2022 increased compared to the corresponding period in 2021, due to an increase in clinical caregiver training.

The home health segment’s general and administrative expenses consist of administrative employee wages, taxes and benefit costs, rent, information technology and office expenses. General and administrative expenses, expressed as a percentage of net service revenues was 25.4% and 22.3%, respectively, for the three months ended March 31, 2022 and 2021, respectively. The increase in general and administrative expenses was primarily due to acquisitions that resulted in a $1.2 million increase in administrative employee wages, taxes and benefit costs for the three months ended March 31, 2022.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand and cash from operations and borrowings under our credit facility. At March 31, 2022 and December 31, 2021, we had cash balances of $124.8 million and $168.9 million, respectively. At March 31, 2022, we had a $600.0 million revolving credit facility and a $125.0 million incremental loan facility, which may be for term loans or an increase to the revolving loan commitments. The maturity of this credit facility is July 30, 2026.

During the three months ended March 31, 2022, drew $35.0 million under our revolving credit facility to fund, in part, the JourneyCare acquisition. At March 31, 2022, we had a total of $259.9 million in revolving loans, with an interest rate of 2.46% outstanding on its credit facility and after giving effect to the amount drawn on our credit facility, approximately $8.1 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA (as defined in the Credit Agreement), we had $377.6 million of capacity and $109.6 million available for borrowing under our credit facility. At December 31, 2021, we had a total of $224.9 million revolving credit loans, with an interest rate of 2.10%, outstanding on our credit facility.

Our credit facility requires us to maintain a total net leverage ratio not exceeding 3.75:1.00. At March 31, 2022, we were in compliance with our financial covenants under the Credit Agreement. Although we believe our liquidity position remains strong, we can provide no assurance that we will remain in compliance with the covenants in our Credit Agreement, and in the future, it may prove necessary to seek an amendment with the bank lending group under our credit facility. Additionally, there can be no assurance that we will be able to raise additional funds on terms acceptable to us, if at all.

See Note 8 to the Notes to Condensed Consolidated Financial Statements, Long-Term Debt, for additional details of our long-term debt.

COVID-19 Pandemic

As a result of the COVID-19 pandemic, federal and state governments have passed legislation, promulgated regulations, and taken other administrative actions intended to assist healthcare providers in providing care to COVID-19 patients and other patients during the public health emergency. These temporary measures include relief from Medicare conditions of participation requirements for healthcare providers, relaxation of licensure requirements for healthcare professionals, relaxation of privacy restrictions for telehealth remote communications, promoting use of telehealth by expanding the scope of services for which Medicare reimbursement is available, and limited waivers of fraud and abuse laws for activities related to COVID-19 during the emergency period. The current federal public health emergency declaration expires July 15, 2022, but HHS has indicated it will provide states with 60 days’ notice prior to termination of the declaration.

Provider Relief Fund

In November 2020, the Company received grants in an aggregate principal amount of $13.7 million from the Provider Relief Fund, and fully utilized these funds as of December 31, 2021, including $0.9 million during the three months ended March 31, 2021, for healthcare related expenses, including retention payments, attributable to COVID-19 that were unreimbursed by other sources. We were required to properly and fully document the use of such funds in reports to HHS, which we were required to submit no later than March 31, 2022. We have submitted the required reports.

Payroll tax deferral

The CARES Act allowed for the deferral of the employer portion of Social Security payroll taxes through December 31, 2020. As of March 31, 2022 and December 31, 2021, the deferred portion of employer Social Security payroll taxes was $4.1 million, which is included within Government stimulus advances on the Company’s Unaudited Condensed Consolidated Balance Sheets. The payroll tax deferral requires that the remaining deferred payroll taxes be paid by December 31, 2022.

ARPA Spending Plans

The ARPA, which became law on March 11, 2021, provided for $350 billion in relief funding for eligible state, local, territorial, and Tribal governments to mitigate the fiscal effects of the COVID-19 public health emergency. Additionally, the law provided for a 10 percentage point increase in federal matching funds for Medicaid HCBS from April 1, 2021, through March 31, 2022, provided the state satisfied certain conditions. States are permitted to use the state funds equivalent to the additional federal funds through March 31, 2024. States must use the monies attributable to this matching fund increase to supplement, not supplant, their level of state spending for the implementation of activities enhanced under the Medicaid HCBS in effect as of April 1, 2021.

Medicare sequester

The CARES Act and related legislation temporarily lifted the Medicare sequester that would have otherwise reduced payments to Medicare providers by 2% as required by the Budget Control Act of 2011, from May 1, 2020 through December 31, 2021. Congress further delayed these sequestration cuts through March 31, 2022, and reduced the sequestration adjustment to 1% from April 1 through June 30, 2022. The full 2% reduction is currently scheduled to resume July 1, 2022. These sequestration cuts have been extended through 2030, with the reductions for 2030 set to increase to 2.25% for the first six months and to 3% for the second six months.

In our hospice segment, Medicare sequester relief resulted in an increase in net service revenues of $0.9 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively. In our home health segment, Medicare sequester relief resulted in an increase in net service revenues of $0.2 million and $0.1 million, for the three months ended March 31, 2022 and 2021, respectively.

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

See Note 7 to the Notes to Condensed Consolidated Financial Statements, COVID-19 Pandemic, for additional details of the COVID-19 pandemic.

Cash Flows

The following table summarizes changes in our cash flows for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
	2022	2021
	(Amounts in Thousands)
Net cash provided by (used in) operating activities	$5,983	$(18,366)
Net cash used in investing activities	(85,594)	(1,021)
Net cash provided by (used in) financing activities	35,479	(144)

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Cash flows from operating activities represent the inflow of cash from our payors and the outflow of cash for payroll and payroll taxes, operating expenses, interest and taxes. Net cash provided by operating activities was $6.0 million for the three months ended March 31, 2022, compared to net cash used by operating activities of $18.4 million for the same period in 2021. The increase in cash provided by operations was primarily due to the timing of receipts on accounts receivable and the timing of government stimulus funds. The changes in accounts receivable were primarily related to the growth in revenue and a decrease in days sales outstanding (“DSO”) during the three months ended March 31, 2022 compared to 2021, as described below. The related receivables due from the Illinois Department on Aging represented 16.1% of the Company’s net accounts receivable at both March 31, 2022 and December 31, 2021, as discussed below.

Net cash used in investing activities for the three months ended March 31, 2022 primarily consisted of $84.5 million of net cash used for the JourneyCare acquisition. For the three months ended March 31, 2022 and 2021, property and equipment purchases, primarily related to our ongoing investments in our technology infrastructure, were $1.1 million and $1.0 million, respectively.

Our financing activities for the three months ended March 31, 2022 included borrowings of $35.0 million on the revolver portion of our credit facility to fund, in part, the JourneyCare acquisition. For the three months ended March 31, 2022 and 2021, net cash provided by financing activities included cash received from the exercise of stock options of $0.5 million and $0.1 million, respectively.

Outstanding Accounts Receivable

Gross accounts receivable as of March 31, 2022 and December 31, 2021 were approximately $138.2 million and $138.4 million, respectively. Outstanding accounts receivable, net of allowance, decreased by $0.1 million as of March 31, 2022 as compared to December 31, 2021. Accounts receivable for the Illinois Department on Aging decreased approximately $0.2 million during the quarter ended March 31, 2022. Our collection procedures include review of account aging and direct contact with our payors. We have historically not used collection agencies. An uncollectible amount is written off to the allowance account after reasonable collection efforts have been exhausted.

We calculate our DSO by taking the trade accounts receivable outstanding, net of allowance for doubtful accounts, divided by the net service revenues for the last quarter, multiplied by the number of days in that quarter. Our DSOs were 52 and 54 days at March 31, 2022 and December 31, 2021. The DSO for our largest payor, the Illinois Department on Aging, was 43 days at both March 31, 2022 and December 31, 2021.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates previously disclosed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” set forth in Part II, Item 7 of our Annual Report on Form 10-K for the period ended December 31, 2021, filed on February 25, 2022.

Recently Issued Accounting Pronouncements

Refer to Note 2 to the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. As of March 31, 2022, we had outstanding borrowings of approximately $109.6 million on our credit facility, all of such borrowings were subject to variable interest rates. If the variable rates on this debt were 100 basis points higher than the rate applicable to the borrowing during the three months period ended March 31, 2022, our net income would have decreased by $0.4 million, or $0.03 per diluted share. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Legal Proceedings

From time to time, we are subject to legal and/or administrative proceedings incidental to our business. It is the opinion of management that the outcome of pending legal and/or administrative proceedings will not have a material effect on our financial position and results of operations.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors discussed under the caption “Risk Factors” set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 25, 2022. There have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in our Annual Report on Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Date Filing	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation of the Company dated as of October 27, 2009.	10-Q	001-34504	11/20/2009	3.1

3.2	Amended and Restated Bylaws of the Company, as amended by the First Amendment to the Amended and Restated Bylaws.	10-Q	001-34504	05/9/2013	3.2

4.1	Form of Common Stock Certificate.	S-1	333-160634	10/2/2009	4.1

10.1*	Amended and Restated Employment and Non-Competition Agreement, effective March 1, 2022, by and between Addus HealthCare, Inc. and Monica Raines.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

*Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADDUS HOMECARE CORPORATION

Date: May 3, 2022	By:	/s/ R. DIRK ALLISON

R. Dirk Allison Chairman and Chief Executive Officer (As Principal Executive Officer)

Date: May 3, 2022	By:	/s/ BRIAN POFF

Brian Poff Chief Financial Officer (As Principal Financial Officer)