Form 10-Q
period 2022-06-30
Addus HomeCare Corp
filed 2022-08-02
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 25, 2022, Addus HomeCare Corporation had 16,080,337 shares of Common Stock outstanding.

ADDUS HOMECARE CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2022 and December 31, 2021

(Amounts and Shares in Thousands, Except Per Share Data)

(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets
Cash	$120,917	$168,895
Accounts receivable, net of allowances for credit losses	124,554	136,955
Prepaid expenses and other current assets	10,901	18,491
Total current assets	256,372	324,341
Property and equipment, net of accumulated depreciation and amortization	17,733	18,483
Other assets
Goodwill	574,752	504,392
Intangibles, net of accumulated amortization	74,464	64,321
Operating lease assets, net	41,207	36,048
Total other assets	690,423	604,761
Total assets	$964,528	$947,585
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$21,346	$19,358
Accrued payroll	39,432	44,083
Accrued expenses	38,054	37,077
Government stimulus advances	16,735	4,173
Accrued workers' compensation insurance	12,437	12,998
Total current liabilities	128,004	117,689
Long-term liabilities
Long-term debt, net of debt issuance costs	196,342	220,912
Long-term operating lease liabilities	38,343	32,859
Other long-term liabilities	2,062	1,781
Total long-term liabilities	236,747	255,552
Total liabilities	$364,751	$373,241
Stockholders' equity
Common stock—$.001 par value; 40,000 authorized and 16,081 and 15,940 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	$16	$16
Additional paid-in capital	385,750	380,037
Retained earnings	214,011	194,291
Total stockholders' equity	599,777	574,344
Total liabilities and stockholders' equity	$964,528	$947,585

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months Ended June 30, 2022 and 2021

(Amounts and Shares in Thousands, Except Per Share Data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net service revenues	$236,940	$217,893	$463,574	$423,195
Cost of service revenues	161,342	149,083	317,790	293,188
Gross profit	75,598	68,810	145,784	130,007
General and administrative expenses	55,095	48,175	108,247	93,601
Depreciation and amortization	3,609	3,587	7,130	7,188
Total operating expenses	58,704	51,762	115,377	100,789
Operating income	16,894	17,048	30,407	29,218
Interest income	(108)	(31)	(166)	(53)
Interest expense	1,986	1,262	3,806	2,478
Total interest expense, net	1,878	1,231	3,640	2,425
Income before income taxes	15,016	15,817	26,767	26,793
Income tax expense	3,766	4,220	7,047	6,302
Net income	$11,250	$11,597	$19,720	$20,491
Net income per common share
Basic income per share	$0.71	$0.74	$1.25	$1.30
Diluted income per share	$0.70	$0.72	$1.22	$1.28
Weighted average number of common shares and potential common shares outstanding:
Basic	15,854	15,738	15,833	15,716
Diluted	16,131	16,043	16,113	16,063

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Three and Six Months Ended June 30, 2022

(Amounts and Shares in Thousands)

(Unaudited)

	For the Three Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at April 1, 2022	16,068	$16	$383,001	$202,761	$585,778
Issuance of shares of common stock under restricted stock award agreements	15	—	—	—	—
Forfeiture of shares of common stock under restricted stock award agreements	(3)	—	—	—	—
Stock-based compensation	—	—	2,680	—	2,680
Shares issued for exercise of stock options	1	—	69	—	69
Net income	—	—	—	11,250	11,250
Balance at June 30, 2022	16,081	$16	$385,750	$214,011	$599,777

	For the Six Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2022	15,940	$16	$380,037	$194,291	$574,344
Issuance of shares of common stock under restricted stock award agreements	130	—	—	—	—
Forfeiture of shares of common stock under restricted stock award agreements	(3)	—	—	—	—
Stock-based compensation	—	—	5,165	—	5,165
Shares issued for exercise of stock options	14	—	548	—	548
Net income	—	—	—	19,720	19,720
Balance at June 30, 2022	16,081	$16	$385,750	$214,011	$599,777

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Three and Six Months Ended June 30, 2021

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

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2022 and 2021

(Amounts in Thousands)

(Unaudited)

	For the Six Months
	Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$19,720	$20,491
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of acquisitions:
Depreciation and amortization	7,130	7,188
Deferred income taxes	291	396
Stock-based compensation	5,165	4,764
Amortization of debt issuance costs under the credit facility	430	368
Provision for doubtful accounts	318	529
Impairment of operating lease assets	1,174	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	20,249	(6,232)
Prepaid expenses and other current assets	7,909	(3,004)
Government stimulus advances	12,562	(23,993)
Accounts payable	1,398	111
Accrued payroll	(5,756)	(1,900)
Accrued expenses and other long-term liabilities	(8,088)	(2,039)
Net cash provided by (used in) operating activities	62,502	(3,321)
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(84,490)	(81)
Purchases of property and equipment	(1,538)	(1,847)
Net cash used in investing activities	(86,028)	(1,928)
Cash flows from financing activities:
Payments on revolver loan — credit facility	(60,000)	—
Proceeds from borrowings on revolver — credit facility	35,000	—
Payments on term loan — credit facility	—	(490)
Cash received from exercise of stock options	548	124
Other	—	(63)
Net cash used in financing activities	(24,452)	(429)
Net change in cash	(47,978)	(5,678)
Cash, at beginning of period	168,895	145,078
Cash, at end of period	$120,917	$139,400
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,403	$2,136
Cash paid for income taxes	—	10,950
Acquisition consideration payable included in accrued expenses	1,605	—

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

Computation of Weighted Average Shares

The following table sets forth the computation of basic and diluted common shares:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	(Amounts in thousands)		(Amounts in thousands)
	2022	2021	2022	2021
Weighted average number of shares outstanding for basic per share calculation	15,854	15,738	15,833	15,716
Effect of dilutive potential shares:
Stock options	241	285	237	298
Restricted stock awards	36	20	43	49
Adjusted weighted average shares outstanding for diluted per share calculation	16,131	16,043	16,113	16,063
Anti-dilutive shares:
Stock options	111	73	111	73
Restricted stock awards	81	127	19	75

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

3. Leases

Amounts reported on the Company’s Unaudited Condensed Consolidated Balance Sheets for operating leases were as follows:

	June 30, 2022	December 31, 2021
	(Amounts in Thousands)
Operating lease assets, net	$41,207	$36,048

Short-term operating lease liabilities (in accrued expenses)	10,702	9,774
Long-term operating lease liabilities	38,343	32,859
Total operating lease liabilities	$49,045	$42,633

Lease Costs

Components of lease costs were reported in general and administrative expenses in the Company’s Unaudited Condensed Consolidated Statements of Income as follows:

	For the Three Months Ended June 30, (Amounts in Thousands)		For the Six Months Ended June 30, (Amounts in Thousands)
	2022	2021	2022	2021
Operating lease costs	$3,103	$2,775	$5,904	$5,552
Short-term lease costs	911	194	1,662	375
Total lease costs	4,014	2,969	7,566	5,927
Less: sublease income	(176)	(152)	(353)	(303)
Total lease costs, net	$3,838	$2,817	$7,213	$5,624

Lease Term and Discount Rate

Weighted average remaining lease terms and discount rates were as follows:

	June 30, 2022	December 31, 2021
Operating leases:
Weighted average remaining lease term (years)	6.16	6.39
Weighted average discount rate	3.86%	3.91%

Maturity of Lease Liabilities

Remaining operating lease payments as of June 30, 2022 were as follows:

Operating Leases
(Amounts in Thousands)
Due in the 12-month period ended June 30,
2023	$12,213
2024	10,592
2025	8,177
2026	5,730
2027	4,611
Thereafter	14,069
Total future minimum rental commitments	55,392
Less: Imputed interest	(6,347)
Total lease liabilities	$49,045

Supplemental cash flows information

	For the Six Months Ended June 30,
	(Amounts in Thousands)
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,476	$5,313

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$11,319	$3,919

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

JourneyCare

On February 1, 2022, the Company completed the acquisition of the hospice and palliative operations of JourneyCare Inc. (“JourneyCare”). The purchase price was approximately $86.6 million, including the amount of acquired excess cash held by JourneyCare at the closing of the acquisition (approximately $0.5 million) plus the finalization of net working capital payable to seller of $1.6 million. The JourneyCare acquisition was funded with a combination of a $35.0 million draw on the Company’s revolving credit facility and available cash. With the JourneyCare acquisition, the Company expanded its hospice services in the state of Illinois. The related acquisition costs were $0.2 million and $0.5 million for the three and six months ended June 30, 2022, respectively, and integration costs were $1.3 million and $3.1 million for the three and six months ended June 30, 2022, respectively. These costs were included in general and administrative expenses on the Unaudited Condensed Consolidated Statements of Income and were expensed as incurred.

Based upon management’s valuations, which are preliminary and subject to completion of working capital adjustments, the fair values of the assets and liabilities acquired are as follows:

Total (Amounts in Thousands)
Goodwill	$70,775
Identifiable intangible assets	13,792
Cash	500
Accounts receivable	8,120
Property and equipment	1,194
Operating lease assets, net	3,728
Other assets	333
Accrued expenses	(6,799)
Accrued payroll	(1,511)
Long-term operating lease liabilities	(3,537)
Total purchase price	$86,595

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

The JourneyCare acquisition accounted for $13.6 million and $23.1 million of net service revenues and $2.6 million and $4.6 million of operating income for the three and six months ended June 30, 2022, respectively.

The following table contains unaudited pro forma condensed consolidated income statement information of the Company for the three and six months ended June 30, 2022 as if the JourneyCare acquisition closed on January 1, 2021.

	For the Three Months Ended June 30, (Amounts in Thousands)		For the Six Months Ended June 30, (Amounts in Thousands)
	2022	2021	2022	2021
Net service revenues	$236,940	$232,469	$468,787	$452,389
Operating income	16,921	16,340	29,161	27,276
Net income	11,315	11,078	18,921	19,005
Net income per common share
Basic income per share	$0.71	$0.70	$1.20	$1.21
Diluted income per share	$0.70	$0.69	$1.17	$1.18

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

5. Goodwill and Intangible Assets

A summary of the goodwill and related adjustments is provided below:

	Hospice	Personal Care	Home Health	Total
	(Amounts in Thousands)
Goodwill as of December 31, 2021	$328,334	$152,688	$23,370	$504,392
Additions for acquisitions	70,775	—	—	70,775
Adjustments to previously recorded goodwill	(91)	—	(324)	(415)
Goodwill as of June 30, 2022	$399,018	$152,688	$23,046	$574,752

In connection with the JourneyCare acquisition, the Company recognized goodwill in its hospice segment of $70.8 million, during the six months ended June 30, 2022. See Note 4 for additional information regarding the acquisition.

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

The carrying amount and accumulated amortization of each identifiable intangible asset category consisted of the following as of June 30, 2022:

	Customer and referral relationships	Trade names and trademarks	Non- competition agreements	State Licenses	Total
	(Amounts in Thousands)
Intangible assets with indefinite lives	$—	$—	$—	$25,891	$25,891
Intangible assets subject to amortization:
Gross carrying amount	44,672	51,941	6,785	12,517	115,915
Accumulated amortization	(37,215)	(19,773)	(4,331)	(6,023)	(67,342)
Intangible assets subject to amortization, net	7,457	32,168	2,454	6,494	48,573
Total intangible assets at June 30, 2022	$7,457	$32,168	$2,454	$32,385	$74,464

In connection with the JourneyCare acquisition, the Company recognized a trade name of $9.0 million and indefinite lived state licenses of $4.8 million in its hospice segment during the three months ended March 31, 2022. See Note 4 for additional information regarding the acquisition.

Amortization expense related to the intangible assets was $1.8 million and $3.6 million for the three and six months ended June 30, 2022, respectively, and $2.1 million and $4.3 million for the three and six months ended June 30, 2021, respectively. The weighted average remaining useful lives of identifiable intangible assets as of June 30, 2022 was 10.0 years.

6. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consisted of the following:

	June 30, 2022	December 31, 2021
	(Amounts in Thousands)
Prepaid workers' compensation and liability insurance	$3,520	$3,206
Workers' compensation insurance receivable	783	1,559
Income tax receivable	737	7,556
Other	5,861	6,170
Total prepaid expenses and other current assets	$10,901	$18,491

Accrued expenses consisted of the following:

	June 30, 2022	December 31, 2021
	(Amounts in Thousands)
Current portion of operating lease liabilities	$10,702	$9,774
Payor advances (1)	5,404	6,485
Accrued health insurance	5,381	5,200
Accrued professional fees	3,435	2,978
Other	13,132	12,640
Total accrued expenses	$38,054	$37,077

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

In November 2020, the Company received grants in an aggregate principal amount of $13.7 million from the Provider Relief Fund, and fully utilized these funds as of December 31, 2021, including $10.4 million and $11.3 million during the three and six months ended June 30, 2021, respectively, for healthcare related expenses, including retention payments, attributable to COVID-19 that were unreimbursed by other sources. We were required to properly and fully document the use of such funds in reports to the U.S. Department of Health & Human Services (“HHS”), which we were required to submit no later than March 31, 2022. We have submitted the required reports.

Payroll tax deferral

The CARES Act also provided for certain federal income and other tax changes, including allowing for the deferral of the employer portion of Social Security payroll taxes through December 31, 2020. The Company received a cash benefit of approximately $7.1 million related to the deferral of employer payroll taxes for 2020 under the CARES Act, for the period April 2, 2020 through June 30, 2020. As of June 30, 2022 and December 31, 2021, the deferred portion of employer Social Security payroll taxes was $4.1 million, which is included within Government stimulus advances on the Company’s Unaudited Condensed Consolidated Balance Sheets. The payroll tax deferral requires that the remaining deferred payroll taxes be paid by December 31, 2022.

ARPA Spending Plans

The American Rescue Plan Act of 2021 (“ARPA”), which became law on March 11, 2021, provides for $350 billion in relief funding for eligible state, local, territorial, and Tribal governments to mitigate the fiscal effects of the COVID-19 public health emergency. Additionally, the law provides for a 10-percentage point increase in federal matching funds for Medicaid home and community based services (“HCBS”) from April 1, 2021, through March 31, 2022, provided the state satisfied certain conditions. States are permitted to use the state funds equivalent to the additional federal funds through March 31, 2025. States must use the monies attributable to this matching fund increase to supplement, not supplant, their level of state spending for the implementation of activities enhanced under the Medicaid HCBS in effect as of April 1, 2021.

For certain states, the Company must implement efforts and expend funds primarily for the further recruitment, retention and training of caregivers and funds may be subject to recoupment if not expended or are expended on non-approved uses. In addition, the Company is required to properly and fully document the use of such funds in reports to the state in which the funds originated. During the six months ended June 30, 2022, the Company received state funding provided by the ARPA in an aggregate amount of $14.6 million. The Company recorded revenue of $1.6 million and related cost of service revenues of $1.2 million for certain states that met the revenue recognition criteria. The Company deferred the remaining $13.0 million, which was received from states with specific spending plans and reporting requirements. The Company utilized $0.4 million of these funds during the three and six months ended June 30, 2022, primarily for caregivers and adding support to recruiting and retention efforts, included as a reduction of cost of service revenues in the Company’s Unaudited Condensed Consolidated Statements of Income. As of June 30, 2022, the deferred portion of ARPA funding was $12.6 million, which is included within Government stimulus advances on the Company’s Unaudited Condensed Consolidated Balance Sheets.

Medicare sequester

The CARES Act and related laws temporarily lifted the Medicare sequester which would have otherwise reduced payments to Medicare providers by 2%, as required by the Budget Control Act of 2011, from May 1, 2020, through December 31, 2021 (but also extended sequestration through 2030). Congress further delayed these sequestration cuts through March 31, 2022, and reduced the sequestration adjustment to 1% from April 1 through June 30, 2022. The full 2% reduction resumed July 1, 2022. These sequestration cuts have been extended through 2030, with the reductions for 2030 set to increase to 2.25% for the first six months and to 3% for the second six months.

In the hospice segment, Medicare sequester relief resulted in an increase in net service revenues of $0.5 million and $0.7 million for the three months ended June 30, 2022 and 2021, respectively, and $1.4 million for each of the six months ended June 30, 2022 and 2021. In the home health segment, Medicare sequester relief resulted in an increase in net service revenues of $0.1 million for each of the three months ended June 30, 2022 and 2021, and $0.3 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively.

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

For the three and six months ended June 30, 2022, COVID-19-related expenses in our personal care segment were approximately $1.1 million and $2.8 million, respectively, and are included in cost of service revenues on the Consolidated Statements of Income. For the three and six months ended June 30, 2021, COVID-19-related expenses in our personal care segment were approximately $11.4 million and $13.3 million, respectively, which were offset by $10.4 million and $11.3 million, respectively, related to the utilization of a portion of the funds received from the Provider Relief Fund in November 2020 and included in cost of service revenues on the Condensed Consolidated Statements of Income. Additionally, the Company recognized revenue of $1.6 million and $3.0 million attributable to temporary rate increases from certain payors in our personal care segment for the three and six months ended June 30, 2022, respectively, and $3.1 million and $4.8 million for the three and six months ended June 30, 2021, respectively.

For the three and six months ended June 30, 2021, COVID-19-related expenses in our hospice segment were approximately $1.9 million, which were offset by $1.9 million, related to the utilization of a portion of the funds received from the Queen City Hospice Provider Relief Fund and included in cost of service revenues on the Condensed Consolidated Statements of Income.

Although the United States has experienced a moderation of infection and related hospitalization rates, there continues to be a significant number of COVID-19 cases and deaths in the United States and throughout the world. Given the longer-term uncertainties associated with the COVID-19 pandemic, it is impossible to predict the effect and ultimate impact of the COVID-19 pandemic on the Company as conditions related to the COVID-19 pandemic continue to evolve.

8. Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2022	December 31, 2021
	(Amounts in Thousands)
Revolving loan under the credit facility	$199,853	$224,853
Less unamortized issuance costs	(3,511)	(3,941)
Long-term debt	$196,342	$220,912

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

During the six months ended June 30, 2022, the Company (i) drew $35.0 million under its credit facility to fund, in part, the JourneyCare acquisition and (ii) repaid $60.0 million under the revolving credit facility. During the six months ended June 30, 2021, the Company had no draws under its credit facility.

At June 30, 2022, the Company had a total of $199.9 million of revolving loans, with an interest rate of 3.67%, outstanding on its credit facility. After giving effect to the amount drawn on its credit facility, approximately $8.1 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA (as defined in the Credit Agreement), the Company had $376.4 million of capacity and $168.4 million available for borrowing under its credit facility. As of December 31, 2021, the Company had a total of $224.9 million of revolving loans, with an interest rate of 2.10%, outstanding on its credit facility.

As of June 30, 2022, the Company was in compliance with all financial covenants under the Credit Agreement.

9. Income Taxes

The effective income tax rates were 25.1% and 26.7% for the three months ended June 30, 2022 and 2021, respectively. The difference between our federal statutory and effective income tax rates is principally due to the inclusion of state taxes, non-deductible compensation and an excess tax expense, partially offset by the use of federal employment tax credits.

The effective income tax rates were 26.3% and 23.5% for the six months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022, the difference between our federal statutory and effective income tax rates was principally due to the inclusion of state taxes, non-deductible compensation, and excess tax expense, partially offset by the use of federal employment tax credits. For the six months ended June 30, 2022 and 2021, the effective tax rates were inclusive of an excess tax expense of 1.2% and an excess tax benefit of 3.0%, respectively. The excess tax expense or benefit is a discrete item, related to the vesting of equity shares, which requires the Company to recognize the expense or benefit fully in the period. An excess tax expense results if the Company’s cumulative costs of the award recognized exceed the income tax deduction on the Unaudited Condensed Consolidated Statements of Income, whereas an excess tax benefit results if the Company’s cumulative costs of the award recognized are less than the income tax deduction on the Unaudited Condensed Consolidated Statements of Income.

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

The tables below set forth information about the Company’s reportable segments, along with the items necessary to reconcile the segment information to the totals reported in the accompanying Unaudited Condensed Consolidated Financial Statements. Segment assets are not reviewed by the Company’s chief operating decision maker function and therefore are not disclosed below.

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

	For the Three Months Ended June 30, 2022
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$174,330	$52,074	$10,536	$236,940
Cost of services revenues	128,682	25,522	7,138	161,342
Gross profit	45,648	26,552	3,398	75,598
General and administrative expenses	15,447	13,036	2,501	30,984
Segment operating income	$30,201	$13,516	$897	$44,614

	For the Three Months Ended June 30, 2021
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$176,267	$36,909	$4,717	$217,893
Cost of services revenues	127,258	18,912	2,913	149,083
Gross profit	49,009	17,997	1,804	68,810
General and administrative expenses	16,358	8,673	968	25,999
Segment operating income	$32,651	$9,324	$836	$42,811

	For the Three Months Ended June 30,
	2022	2021
	(Amounts in Thousands)
Segment reconciliation:
Total segment operating income	$44,614	$42,811

Items not allocated at segment level:
Other general and administrative expenses	24,111	22,176
Depreciation and amortization	3,609	3,587
Interest income	(108)	(31)
Interest expense	1,986	1,262
Income before income taxes	$15,016	$15,817

	For the Six Months Ended June 30, 2022
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$343,962	$99,801	$19,811	$463,574
Cost of services revenues	254,973	48,963	13,854	317,790
Gross profit	88,989	50,838	5,957	145,784
General and administrative expenses	30,451	24,748	4,860	60,059
Segment operating income	$58,538	$26,090	$1,097	$85,725

	For the Six Months Ended June 30, 2021
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$341,135	$73,003	$9,057	$423,195
Cost of services revenues	250,097	37,508	5,583	293,188
Gross profit	91,038	35,495	3,474	130,007
General and administrative expenses	31,641	17,136	1,933	50,710
Segment operating income	$59,397	$18,359	$1,541	$79,297

	For the Six Months Ended June 30,
	2022	2021
	(Amounts in Thousands)
Segment reconciliation:
Total segment operating income	$85,725	$79,297

Items not allocated at segment level:
Other general and administrative expenses	48,188	42,891
Depreciation and amortization	7,130	7,188
Interest income	(166)	(53)
Interest expense	3,806	2,478
Income before income taxes	$26,767	$26,793

12. Significant Payors

The Company’s revenue by payor type was as follows:

Personal Care Segment	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
State, local and other governmental programs	$85,462	49.0%	$88,382	50.2%	$169,370	49.2%	$169,231	49.6%
Managed care organizations	80,577	46.2	78,865	44.7	157,967	45.9	154,321	45.2
Private pay	4,610	2.7	5,046	2.9	9,236	2.7	9,949	2.9
Commercial insurance	2,093	1.2	2,676	1.5	4,117	1.2	5,022	1.5
Other	1,588	0.9	1,298	0.7	3,272	1.0	2,612	0.8
Total personal care segment net service revenues	$174,330	100.0%	$176,267	100.0%	$343,962	100.0%	$341,135	100.0%

Hospice Segment	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$47,152	90.5%	$34,452	93.3%	$90,637	90.8%	$68,437	93.8%
Commercial insurance	2,726	5.2	959	2.6	4,970	5.0	1,492	2.0
Managed care organizations	1,968	3.8	1,395	3.8	3,683	3.7	2,882	3.9
Other	228	0.5	103	0.3	511	0.5	192	0.3
Total hospice segment net service revenues	$52,074	100.0%	$36,909	100.0%	$99,801	100.0%	$73,003	100.0%

Home Health Segment	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$7,592	72.1%	$3,825	81.1%	$14,404	72.7%	$7,327	80.9%
Managed care organizations	2,262	21.5	822	17.4	4,166	21.0	1,620	17.9
Other	682	6.4	70	1.5	1,241	6.3	110	1.2
Total home health segment net service revenues	$10,536	100.0%	$4,717	100.0%	$19,811	100.0%	$9,057	100.0%

The Company derives a significant amount of its revenue from its operations in Illinois, New Mexico and New York. The percentages of segment revenue for each of these significant states for the three and six months ended June 30, 2022 and 2021 were as follows:

Personal Care Segment	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Illinois	$88,797	50.9%	$84,788	48.0%	$173,480	50.4%	$158,172	46.3%
New Mexico	26,473	15.2	25,484	14.5	51,912	15.1	49,077	14.4
New York (1)	21,127	12.1	25,535	14.5	42,513	12.4	53,110	15.6
All other states	37,933	21.8	40,460	23.0	76,057	22.1	80,776	23.7
Total personal care segment net service revenues	$174,330	100.0%	$176,267	100.0%	$343,962	100.0%	$341,135	100.0%

(1)

In 2019, New York initiated a new Request For Offer (“RFO”) process to competitively procure CDPAP fiscal intermediaries. The Company was not selected in the initial RFO process. We submitted a formal protest in response to the selection process, which was filed and accepted in March 2021, but we have not received a response to the formal protest. The Company continues to consider other arrangements and to pursue our protest of the award. The New York fiscal year 2023 state budget, passed in April 2022, amends the current Fiscal Intermediary RFO process to authorize all fiscal intermediaries that submitted an RFO application and served at least 200 clients in New York City or 50 clients in other counties between January 1, 2020 and March 31, 2020 to contract with the New York State Department of Health and continue to operate in all counties contained in their application. Under this provision, the Company is allowed to continue to contract with all of its current payors for CDPAP services. The Company continues to assess the future of its participation in this program. Given the status of the program, the Company has suspended materially all of its new patient admissions under the New York CDPAP program.

Hospice Segment	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Ohio	$17,245	33.1%	$14,694	39.8%	$33,574	33.7%	$28,808	39.4%
Illinois (2)	13,561	26.0	—	—	16,078	16.1	—	—
New Mexico	7,846	15.1	8,717	23.6	23,102	23.1	17,948	24.6
All other states	13,422	25.8	13,498	36.6	27,047	27.1	26,247	36.0
Total hospice segment net service revenues	$52,074	100.0%	$36,909	100.0%	$99,801	100.0%	$73,003	100.0%

(2)	With the JourneyCare acquisition, the Company expanded its hospice services in the state of Illinois.

Home Health Segment	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
New Mexico	$9,070	86.1%	$4,717	100.0%	$16,579	83.7%	$9,057	100.0%
Illinois (3)	1,466	13.9	—	—	3,232	16.3	—	—
Total home health segment net service revenues	$10,536	100.0%	$4,717	100.0%	$19,811	100.0%	$9,057	100.0%

(3)	With the acquisition of Summit Home Health, LLC (“Summit”) on October 1, 2021, the Company expanded its home health services in the state of Illinois.

A substantial portion of the Company’s revenue and accounts receivable are derived from services performed for federal, state and local governmental agencies. We derive a significant amount of our net service revenues in Illinois, which represented 43.8%, and 38.9% of our net service revenues for the three months ended June 30, 2022, and 2021, respectively, and accounted for 41.6% and 37.4% of our net service revenues for the six months ended June 30, 2022 and 2021, respectively. The Illinois Department on Aging, the largest payor program for the Company’s Illinois personal care operations, accounted for 20.7% and 22.6% of the Company’s net service revenues for the three months ended June 30, 2022 and 2021, respectively, and accounted for 20.7% and 21.5% of the Company’s net service revenues for the six months ended June 30, 2022 and 2021, respectively.

The related receivables due from the Illinois Department on Aging represented 18.3% and 16.1% of the Company’s net accounts receivable at June 30, 2022 and December 31, 2021, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements about our business and operations. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words like “believes,” “belief,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “would,” “should” and similar expressions are intended to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the anticipated impact to our business with respect to developments related to the COVID-19 pandemic, including, without limitation, those related to the length and severity of the pandemic, as well as the timing, availability and acceptance of effective medical treatments, vaccines and booster shots; the spread of potentially more contagious and/or virulent forms of the virus; the pandemic’s impact on our operations, reimbursement and our consumer population; measures we are taking to respond to the pandemic; the impact of government regulation, stimulus and relief measures, including the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), Paycheck Protection Program and Health Care Enhancement Act (“PPPHCE Act”), the Consolidated Appropriations Act, 2021 (“CAA”), the COVID-Related Tax Relief Act of 2020, the American Rescue Plan of 2021 (“ARPA”) and any other stimulus or relief legislation, along with the related uncertainties regarding such measures and any future measures related to COVID-19; negative economic conditions in the United States, including inflationary conditions; increased expenses related to personal protective equipment (“PPE”), labor, supply chain, or other expenditures, including as a result of inflationary conditions; workforce disruptions, including shortages and increased labor expenses, associated with competitive labor market conditions; the impact of vaccine mandates on the workforce; and supply shortages and disruptions; changes in operational and reimbursement processes and payment structures at the state or federal levels; changes in Medicaid, Medicare, other government program and managed care organizations policies and payment rates; changes in, or our failure to comply with, existing, federal and state laws or regulations, or our failure to comply with new government laws or regulations on a timely basis; competition in the healthcare industry; the geographical concentration of our operations; changes in the case mix of consumers and payment methodologies; operational changes resulting from the assumption by managed care organizations of responsibility for managing and paying for our services to consumers; the nature and success of future financial and/or delivery system reforms; changes in estimates and judgments associated with critical accounting policies; our ability to maintain or establish new referral sources; our ability to renew significant agreements or groups of agreements; our ability to attract and retain qualified personnel; federal, state and city minimum wage pressure, including any failure of any governmental entity to enact a minimum wage offset and/or the timing of any such enactment; changes in payments and covered services due to the overall economic conditions, and deficit spending by federal and state governments; cost containment initiatives undertaken by federal, state and other third-party payors; our ability to access financing through the capital and credit markets; our ability to meet debt service requirements and comply with covenants in debt agreements; business disruptions due to natural disasters, acts of terrorism, pandemics, riots, civil insurrection or social unrest, looting, protests, strikes or street demonstrations; our ability to integrate and manage our information systems; our ability to prevent cyber-attacks or security breaches to protect our information technology systems and confidential consumer data; our expectations regarding the size and growth of the market for our services; the acceptance of privatized social services; our expectations regarding changes in reimbursement rates; eligibility standards and limits on services imposed by state governmental agencies; the potential for litigation; discretionary determinations by government officials; our ability to successfully implement our business model to grow our business; our ability to continue identifying, pursuing, consummating and integrating acquisition opportunities and expand into new geographic markets; the impact of acquisitions and dispositions on our business, including the potential inability to realize the benefits of potential acquisitions; the effectiveness, quality and cost of our services; our ability to successfully execute our growth strategy; changes in tax rates; the impact of public health emergencies, including the COVID-19 pandemic; the impact of inclement weather or natural disasters; and various other matters, many of which are beyond our control. In addition, these forward-looking statements are subject to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2021, filed with the SEC on February 25, 2022. You should carefully review all of these factors. Moreover, our business may be materially adversely affected by factors that are not currently known to us, by factors that we currently consider immaterial or by factors that are not specific to us, such as general economic conditions. These forward-looking statements were based on information, plans and estimates at the date of this report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes, except as may be required by law.

Overview

We are a home care services provider operating three segments: personal care, hospice and home health. Our services are principally provided in-home under agreements with federal, state and local government agencies, managed care organizations, commercial insurers and private individuals. Our consumers are predominantly “dual eligible,” meaning they are eligible to receive both Medicare and Medicaid benefits. Managed care revenues accounted for 35.8% and 37.2% of our net service revenues during the three months ended June 30, 2022 and 2021, respectively, and 35.8% and 37.5% of our net service revenues during the six months ended June 30, 2022 and 2021, respectively.

A summary of certain consolidated financial results is provided in the table below.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net service revenues by segment:	(Amounts in Thousands)		(Amounts in Thousands)
Personal care	$174,330	$176,267	$343,962	$341,135
Hospice	52,074	36,909	99,801	73,003
Home health	10,536	4,717	19,811	9,057
Total net service revenues	$236,940	$217,893	$463,574	$423,195

Net income	$11,250	$11,597	$19,720	$20,491

As of June 30, 2022, we provided our services in 22 states through 206 offices. We served approximately 58,000 and 56,000 discrete individuals, respectively, during the six months ended June 30, 2022 and 2021. Our personal care segment also includes staffing services, with clients including assisted living facilities, nursing homes and hospice facilities.

COVID-19 Pandemic Update

Although the United States has experienced a moderation of infection and related hospitalization rates, there continues to be a significant number of COVID-19 cases and deaths in the United States and throughout the world. The long-term trends of new cases and deaths in the United States and the future impact of the pandemic continue to be unknown.

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

For the three and six months ended June 30, 2022, COVID-19-related expenses in our personal care segment were approximately $1.1 million and $2.8 million, respectively, and are included in cost of service revenues on the Consolidated Statements of Income. For the three and six months ended June 30, 2021, COVID-19-related expenses in our personal care segment were approximately $11.4 million and $13.3 million, respectively, which were offset by $10.4 million and $11.3 million, respectively, related to the utilization of a portion of the funds received from the Provider Relief Fund in November 2020 and included in cost of service revenues on the Condensed Consolidated Statements of Income. Additionally, we recognized revenue of $1.6 million and $3.0 million attributable to temporary rate increases from certain payors in our personal care segment for the three and six months ended June 30, 2022, respectively, and $3.1 million and $4.8 million for the three and six months ended June 30, 2021, respectively.

For the three and six months ended June 30, 2021, COVID-19-related expenses in our hospice segment were approximately $1.9 million, which were offset by $1.9 million, related to the utilization of a portion of the funds received from the Queen City Hospice Provider Relief Fund and included in cost of service revenues on the Condensed Consolidated Statements of Income.

As of June 30, 2022, the Company deferred the recognition of $5.4 million of payments received from payors for COVID-19 reimbursement, included within accrued expenses, which will be recognized as we incur specific expenses related to the pandemic, such as expenses related to acquiring additional PPE and COVID-19 related paid time off, or will be returned to the extent COVID-19-related expenses are not incurred. We are not able to reasonably predict the total costs we will incur related to the COVID-19 pandemic, and such costs could be substantial.

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

Recruiting

As the labor market has tightened and unemployment has declined in comparison to earlier levels, the competition for new caregivers, including skilled healthcare staff, and support staff has increased. In addition, the United States economy continues to experience significant inflationary pressures and a competitive labor market. To the extent that we continue to experience a shortage of caregivers, it may hinder our ability to fully meet the continuing demand for both our non-clinical and clinical services. The increased staffing challenges, including COVID-19 related quarantine requirements and inflationary pressures, resulted in increased labor costs to satisfy our staffing requirements during the three and six months ended June 30, 2022 compared to 2021 in our non-clinical and clinical operations.

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

On February 1, 2022, we completed the acquisition of the hospice and palliative operations of JourneyCare, Inc. (“JourneyCare”) for approximately $86.6 million, including the amount of acquired excess cash held by JourneyCare at the closing of the acquisition (approximately $0.5 million) plus the finalization of net working capital payable to seller of $1.6 million, with funding provided through a combination of a $35.0 million draw under the revolving credit facility and available cash on hand. With the JourneyCare acquisition, we added hospice services in Illinois.

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

Our revenue by payor and significant states by segment were as follows:

Personal Care Segment	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
State, local and other governmental programs	$85,462	49.0%	$88,382	50.2%	$169,370	49.2%	$169,231	49.6%
Managed care organizations	80,577	46.2	78,865	44.7	157,967	45.9	154,321	45.2
Private pay	4,610	2.7	5,046	2.9	9,236	2.7	9,949	2.9
Commercial insurance	2,093	1.2	2,676	1.5	4,117	1.2	5,022	1.5
Other	1,588	0.9	1,298	0.7	3,272	1.0	2,612	0.8
Total personal care segment net service revenues	$174,330	100.0%	$176,267	100.0%	$343,962	100.0%	$341,135	100.0%
Illinois	$88,797	50.9%	$84,788	48.0%	$173,480	50.4%	$158,172	46.3%
New Mexico	26,473	15.2	25,484	14.5	51,912	15.1	49,077	14.4
New York (1)	21,127	12.1	25,535	14.5	42,513	12.4	53,110	15.6
All other states	37,933	21.8	40,460	23.0	76,057	22.1	80,776	23.7
Total personal care segment net service revenues	$174,330	100.0%	$176,267	100.0%	$343,962	100.0%	$341,135	100.0%

(1)	The Company has suspended materially all of its new patient admissions under the New York CDPAP program as discussed below.

Hospice Segment	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$47,152	90.5%	$34,452	93.3%	$90,637	90.8%	$68,437	93.8%
Commercial insurance	2,726	5.2	959	2.6	4,970	5.0	1,492	2.0
Managed care organizations	1,968	3.8	1,395	3.8	3,683	3.7	2,882	3.9
Other	228	0.5	103	0.3	511	0.5	192	0.3
Total hospice segment net service revenues	$52,074	100.0%	$36,909	100.0%	$99,801	100.0%	$73,003	100.0%
Ohio	$17,245	33.1%	$14,694	39.8%	$33,574	33.7%	$28,808	39.4%
Illinois (2)	13,561	26.0	—	—	16,078	16.1	—	—
New Mexico	7,846	15.1	8,717	23.6	23,102	23.1	17,948	24.6
All other states	13,422	25.8	13,498	36.6	27,047	27.1	26,247	36.0
Total hospice segment net service revenues	$52,074	100.0%	$36,909	100.0%	$99,801	100.0%	$73,003	100.0%

(2)	With the JourneyCare acquisition, the Company expanded its hospice services in the state of Illinois.

Home Health Segment	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$7,592	72.1%	$3,825	81.1%	$14,404	72.7%	$7,327	80.9%
Managed care organizations	2,262	21.5	822	17.4	4,166	21.0	1,620	17.9
Other	682	6.4	70	1.5	1,241	6.3	110	1.2
Total home health segment net service revenues	$10,536	100.0%	$4,717	100.0%	$19,811	100.0%	$9,057	100.0%
New Mexico	$9,070	86.1%	$4,717	100.0%	$16,579	83.7%	$9,057	100.0%
Illinois (3)	1,466	13.9	—	—	3,232	16.3	—	—
Total home health segment net service revenues	$10,536	100.0%	$4,717	100.0%	$19,811	100.0%	$9,057	100.0%

(3)	With the acquisition of Summit, the Company expanded its home health services in the state of Illinois.

We derive a significant amount of our net service revenues in Illinois, which represented 43.8% and 38.9% of our net service revenues for the three months ended June 30, 2022 and 2021, respectively, and accounted for 41.6% and 37.4% of our net service revenues for the six months ended June 30, 2022 and 2021, respectively.

A significant amount of our net service revenues are derived from one payor, the Illinois Department on Aging, the largest payor program for our Illinois personal care operations, which accounted for 20.7% and 22.6% of our net service revenues for the three months ended June 30, 2022 and 2021, respectively, and accounted for 20.7% and 21.5% of the Company’s net service revenues for the six months ended June 30, 2022 and 2021, respectively.

Changes in Reimbursement Rates

Illinois

On November 26, 2019, the City of Chicago voted to approve additional increases in the Chicago minimum wage to $14 per hour beginning July 1, 2020 and to $15 per hour beginning July 1, 2021. In subsequent years, minimum wage will be increased through a cost of living adjustment capped at 2.5%.

Effective January 1, 2021, the state of Illinois fiscal year 2021 budget increased hourly in-home care rates through the Community Care Program by 7.1%, to $23.40 from $21.84. However, the rate increase was delayed and did not take effect until April 1, 2021, as a result of the failure of the November 2020 referendum to revise the Illinois income tax code. The Company recognized $2.0 million related to the rate increase for the year ended December 31, 2021, which was received during the three and six months ended June 30, 2022.

Originally, the Illinois fiscal year 2022 budget included a scheduled increase of hourly in-home care rates to $24.96, to be effective January 1, 2022. On July 12, 2021, in connection with the temporary increase in federal funding for Medicaid HCBS authorized by the ARPA, Illinois submitted its Initial Spending Plan and Narrative to CMS for approval. This plan included the acceleration of the rate increase to $24.96 to November 1, 2021 from January 1, 2022 (i.e., two months earlier). CMS granted partial approval of the Illinois plan, including the acceleration of the rate increase to November 1, 2021. However, CMS noted that the state will need to submit an amendment for certain Medicaid waiver programs with regard to any rate change methodology and has highlighted that pay increases for providers of HCBS funded through the temporary increase in federal matching funds available under the ARPA will require an updated rate methodology. We recognized revenue of $3.6 million related to the rate increase for the year ended December 31, 2021, of which $2.1 million was received during the three and six months ended June 30, 2022. The remainder is expected to be received during the third quarter of 2022.

The Illinois fiscal year 2023 budget was signed into law by the Governor on April 19, 2022 and includes a $0.70 rate increase effective January 1, 2023. The Chicago minimum wage increased by 2.5% effective July 1, 2022.

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

New York CDPAP

The New York Consumer Directed Personal Assistance Program (“CDPAP”) is a self-directed care alternative program that allows eligible individuals who need help with activities of daily living or skilled nursing services to choose their caregivers. We provide support services as a CDPAP fiscal intermediary. In 2021, the Company was not selected to enter into contracts as a Lead Fiscal Intermediary and submitted a formal protest in response to the selection process, which was filed and accepted on March 19, 2021. The Company has not received a response to the formal protest.

The New York fiscal year 2023 state budget, passed in April 2022, amends the current Fiscal Intermediary Request For Offer (“RFO”) process to authorize all fiscal intermediaries that submitted an RFO application and served at least 200 clients in New York City or 50 clients in other counties between January 1, 2020 and March 31, 2020 to contract with the New York State Department of Health and continue to operate in all counties contained in their application. Under this provision, the Company is allowed to continue to contract with all of its current payors for CDPAP services. The Company continues to assess the future of its participation in this program. Given the status of the program, the Company suspended materially all of its new patient admissions under the New York CDPAP.

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

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. The effective income tax rate was 25.1% and 26.7% for the three months ended June 30, 2022 and 2021, respectively. The effective income tax rates are 26.3% and 23.5% for the six months ended June 30, 2022 and 2021, respectively, compared to our federal statutory rate of 21%. The difference between our federal statutory and effective income tax rates was principally due to the inclusion of state taxes, non-deductible compensation, excess tax expense/benefit and the use of federal employment tax credits.

Results of Operations — Consolidated

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

The following table sets forth our unaudited condensed consolidated results of operations.

	For the Three Months Ended June 30,
	2022		2021		Change
		% Of		% Of
		Net Service		Net Service
	Amount	Revenues	Amount	Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Net service revenues	$236,940	100.0%	$217,893	100.0%	$19,047	8.7%
Cost of service revenues	161,342	68.1	149,083	68.4	12,259	8.2
Gross profit	75,598	31.9	68,810	31.6	6,788	9.9
General and administrative expenses	55,095	23.3	48,175	22.1	6,920	14.4
Depreciation and amortization	3,609	1.5	3,587	1.6	22	0.6
Total operating expenses	58,704	24.8	51,762	23.8	6,942	13.4
Operating income	16,894	7.1	17,048	7.8	(154)	(0.9)
Interest income	(108)	—	(31)	—	(77)	248.4
Interest expense	1,986	0.8	1,262	0.6	724	57.4
Total interest expense, net	1,878	0.8	1,231	0.6	647	52.6
Income before income taxes	15,016	6.3	15,817	7.3	(801)	(5.1)
Income tax expense	3,766	1.6	4,220	1.9	(454)	(10.8)
Net income	$11,250	4.7%	$11,597	5.4%	$(347)	(3.0)%

Net service revenues increased by 8.7% to $236.9 million for the three months ended June 30, 2022 compared to $217.9 million for the three months ended June 30, 2021. Revenue increased by $15.2 million in our hospice segment and by $5.8 million in our home health segment during the three months ended June 30, 2022, compared to the same period in 2021. The increase in our hospice segment revenue was due to organic growth and the acquisitions of the operations of JourneyCare on February 1, 2022 and Armada on August 1, 2021.

Gross profit, expressed as a percentage of net service revenues, increased to 31.9% for the three months ended June 30, 2022, compared to 31.6% for the same period in 2021 due to growth in our higher margin hospice segment.

General and administrative expenses increased to $55.1 million for the three months ended June 30, 2022, as compared to $48.2 million for the three months ended June 30, 2021. The increase in general and administrative expenses was primarily due to acquisitions that resulted in an increase in administrative employee wages, taxes and benefit costs of $5.9 million and an increase in rent expense of $0.7 million. General and administrative expenses, expressed as a percentage of net service revenues increased to 23.3% for the three months ended June 30, 2022, from 22.1% for the three months ended June 30, 2021.

Interest expense increased to $2.0 million for the three months ended June 30, 2022 from $1.3 million for the three months ended June 30, 2021. The increase in interest expense was primarily due to higher average outstanding borrowings and increased interest rates under our credit facility for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 due to the JourneyCare acquisition.

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. The effective income tax rate was 25.1% and 26.7% for the three months ended June 30, 2022 and 2021, respectively. The difference between the federal statutory and our effective income tax rates was principally due to the inclusion of state taxes, non-deductible compensation, excess tax expense/benefit and the use of federal employment tax credits.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

The following table sets forth, for the periods indicated, our consolidated results of operations.

	For the Six Months Ended June 30,
	2022		2021		Change
		% Of		% Of
		Net Service		Net Service
	Amount	Revenues	Amount	Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Net service revenues	$463,574	100.0%	$423,195	100.0%	$40,379	9.5%
Cost of service revenues	317,790	68.6	293,188	69.3	24,602	8.4
Gross profit	145,784	31.4	130,007	30.7	15,777	12.1
General and administrative expenses	108,247	23.4	93,601	22.1	14,646	15.6
Depreciation and amortization	7,130	1.5	7,188	1.7	(58)	(0.8)
Total operating expenses	115,377	24.9	100,789	23.8	14,588	14.5
Operating income	30,407	6.5	29,218	6.9	1,189	4.1
Interest income	(166)	—	(53)	—	(113)	213.2
Interest expense	3,806	0.8	2,478	0.6	1,328	53.6
Total interest expense, net	3,640	0.8	2,425	0.6	1,215	50.1
Income before income taxes	26,767	5.8	26,793	6.3	(26)	(0.1)
Income tax expense	7,047	1.5	6,302	1.5	745	11.8
Net income	$19,720	4.3%	$20,491	4.8%	$(771)	(3.8)%

Net service revenues increased by 9.5% to $463.6 million for the six months ended June 30, 2022 compared to $423.2 million for the six months ended June 30, 2021. Net service revenue increased by $26.8 million in our hospice segment and by $10.8 million in our home health segment during the six months ended June 30, 2022, compared to the same period in 2021. During the six months ended June 30, 2022, the increase in our hospice segment revenue was primarily due to an increase in revenue per patient day, attributable to the acquisitions of the operations of JourneyCare on February 1, 2022 and Armada on August 1, 2021, compared to the same period in 2021. Net service revenue increased by $2.8 million in our personal care segment due to an increase in revenues per billable hour for the six months ended June 30, 2022 compared to 2021, partially offset by a decrease in the New York CDPAP program patient admissions.

Gross profit, expressed as a percentage of net service revenues, increased to 31.4% for the six months ended June 30, 2022, compared to 30.7% for the same period in 2021. The increase was mainly attributed to the acquisition of a relatively higher margin hospice business in 2022.

General and administrative expenses increased to $108.2 million for the six months ended June 30, 2022 as compared to $93.6 million for the six months ended June 30, 2021. The increase in general and administrative expenses was primarily due to acquisitions and wage increases that resulted in an increase in administrative employee wages, taxes and benefit costs of $10.8 million and an increase in rent expense of $1.3 million. General and administrative expenses, expressed as a percentage of net service revenues increased to 23.4% for the six months ended June 30, 2022, from 22.1% for the six months ended June 30, 2021.

Interest expense increased to $3.8 million from $2.5 million for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. The increase in interest expense was primarily due to higher average outstanding borrowings and increased interest rates under our credit facility for the six months ended June 30, 2022, compared to the six months ended June 30, 2021.

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. The effective income tax rate was 26.3% and 23.5% for the six months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022, the difference between our federal statutory and effective income tax rates was principally due to the inclusion of state taxes, non-deductible compensation, and excess tax expense, partially offset by the use of federal employment tax credits. For the six months ended June 30, 2021, the difference between our federal statutory and effective income tax rates was principally due to the inclusion of state taxes and non-deductible compensation, partially offset by the use of federal employment tax credits and excess tax benefit. For the six months ended June 30, 2022 and 2021, the effective tax rates were inclusive of an excess tax expense of 1.2% and an excess tax benefit of 3.0%, respectively. The excess tax expense/benefit is a discrete item, related to the vesting of equity shares, which requires the Company to recognize the expense/benefit fully in the period.

Results of Operations – Segments

The following tables and related analysis summarize our operating results and business metrics by segment:

Personal Care Segment

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2022		2021		Change		2022		2021		Change
	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)						(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$174,330	100.0%	$176,267	100.0%	$(1,937)	(1.1)%	$343,962	100.0%	$341,135	100.0%	$2,827	0.8%
Cost of services revenues	128,682	73.8	127,258	72.2	1,424	1.1	254,973	74.1	250,097	73.3	4,876	1.9
Gross profit	45,648	26.2	49,009	27.8	(3,361)	(6.9)	88,989	25.9	91,038	26.7	(2,049)	(2.3)
General and administrative expenses	15,447	8.9	16,358	9.3	(911)	(5.6)	30,451	8.9	31,641	9.3	(1,190)	(3.8)
Segment operating income	$30,201	17.3%	$32,651	18.5%	$(2,450)	(7.5)%	$58,538	17.0%	$59,397	17.4%	$(859)	(1.4)%
Business Metrics (Actual Numbers, Except Billable Hours in Thousands)
Locations at period end							161		164
Average billable census * (1)	37,501		38,493		(992)	(2.6)%	37,041		38,410		(1,369)	(3.6)%
Billable hours * (2)	7,373		7,650		(277)	(3.6)	14,474		15,187		(713)	(4.7)
Average billable hours per census per month * (2)	65.2		65.9		(0.7)	(1.1)	64.8		65.6		(0.8)	(1.2)
Billable hours per business day * (2)	113,426		117,688		(4,262)	(3.6)	112,198		117,729		(5,531)	(4.7)
Revenues per billable hour * (2)	$23.58		$22.60		$0.98	4.3%	$23.61		$22.42		$1.19	5.3%
Same store growth revenue % * (3)	2.5%		7.4%				1.7%		5.9%

(1)	Average billable census is the number of unique clients receiving a billable service during the year and is the total census divided by months in operation during the period.
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

The personal care segment derives a significant amount of its net service revenues from operations in Illinois, which represented 43.8% and 38.9% of our net service revenues for the three months ended June 30, 2022 and 2021, respectively, and accounted for 41.6% and 37.4% of our net service revenues for the six months ended June 30, 2022 and 2021, respectively. One payor, the Illinois Department on Aging, accounted for 20.7% and 22.6% of net service revenues for the three months ended June 30, 2022 and 2021, respectively, and accounted for 20.7% and 21.5% of net service revenues for the six months ended June 30, 2022 and 2021, respectively.

Net service revenues from state, local and other governmental programs accounted for 49.0% and 50.2% of net service revenues for the three months ended June 30, 2022 and 2021, respectively. Managed care organizations accounted for 46.2% and 44.7% of net service revenues for the three months ended June 30, 2022 and 2021, respectively, with commercial insurance, private pay and other payors accounting for the remainder of net service revenues. Net service revenues from state, local and other governmental programs accounted for 49.2% and 49.6% of net service revenues for the six months ended June 30, 2022 and 2021, respectively. Managed care organizations accounted for 45.9% and 45.2% of net service revenues for the six months ended June 30, 2022 and 2021, respectively with commercial insurance, private pay and other payors accounting for the remainder of net service revenues.

Net service revenues decreased by 1.1% and increased by 0.8% for the three and six months ended June 30, 2022, respectively, compared to the three and six months ended June 30, 2021. Net service revenues included a 4.3% and 5.3% increase in revenues per billable hour for the three and six months ended June 30, 2022, respectively, mainly attributed to rate increases discussed above, as compared to the three and six months ended June 30, 2021. The Company experienced a decrease in New York net service revenues of $4.4 million and $10.6 million for the three and six months ended June 30, 2022, primarily driven by a decrease in participation in the New York CDPAP program as discussed above, compared to 2021. Gross profit, expressed as a percentage of net service revenues, decreased to 26.2% for the three months ended June 30, 2022 from 27.8% for the three months ended June 30, 2021 and to 25.9% for the six months ended June 30, 2022 from 26.7% for the six months ended June 30, 2021. This decrease was primarily due to increases in direct payroll as a percentage of net service revenues of 1.9% and 0.9% for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021 primarily related to labor wage pressures discussed above.

General and administrative expenses, expressed as a percentage of net service revenues, was 8.9% and 9.3% for the three and six months ended June 30, 2022 and 2021, respectively.

Hospice Segment

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2022		2021		Change		2022		2021		Change
	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)						(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$52,074	100.0%	$36,909	100.0%	$15,165	41.1%	$99,801	100.0%	$73,003	100.0%	$26,798	36.7%
Cost of services revenues	25,522	49.0	18,912	51.2	6,610	35.0	48,963	49.1	37,508	51.4	11,455	30.5
Gross profit	26,552	51.0	17,997	48.8	8,555	47.5	50,838	50.9	35,495	48.6	15,343	43.2
General and administrative expenses	13,036	25.0	8,673	23.5	4,363	50.3	24,748	24.8	17,136	23.5	7,612	44.4
Segment operating income	$13,516	26.0%	$9,324	25.3%	$4,192	45.0%	$26,090	26.1%	$18,359	25.1%	$7,731	42.1%
Business Metrics (Actual Numbers)
Locations at period end							33		33
Admissions * (1)	3,281		2,252		1,029	45.7%	6,596		4,646		1,950	42.0%
Average daily census * (2)	3,333		2,460		873	35.5	3,323		2,430		893	36.7
Average discharge length of stay * (3)	84		89		(5)	(5.8)	84		96		(12)	(12.5)
Patient days * (4)	303,289		223,901		79,388	35.5	578,777		439,908		138,869	31.6
Revenue per patient day * (5)	$171.70		$164.85		$6.85	4.2%	$172.43		$165.95		$6.48	3.9%
Organic growth
- Revenue * (6)	2.5%		(8.4)%				3.4%		(8.4)%
- Average daily census * (6)	6.1%		(14.3)%				6.6%		(27.2)%

(1)	Represents referral process and new patients on service during the period.
(2)	Average daily census is total patient days divided by the number of days in the period.
(3)	Average length of stay is the average number of days a patient is on service, calculated upon discharge, and is total patient days divided by total discharges in the period.
(4)	Patient days is days of service for all patients in the period.
(5)	Revenue per patient day is hospice revenue divided by the number of patient days in the period.
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

The hospice segment generates net service revenues by providing care to patients with a life expectancy of six months or less, as well as related services for their families. Hospice offers four levels of care, as defined by Medicare, to meet the varying needs of patients and their families. The four levels of hospice include routine home care, continuous home care, general inpatient care and respite care. Our hospice segment principally provides routine home care and continuous home care services, and with the JourneyCare acquisition, expanded into providing general inpatient care services. In our hospice segment, net service revenues from Medicare accounted for 90.5% and 93.3% for the three months ended June 30, 2022 and 2021, respectively, and 90.8% and 93.8% for the six months ended June 30, 2022 and 2021, respectively. Net service revenues from managed care organizations accounted for 3.8% for each the three months ended June 30, 2022 and June 30, 2021, and 3.7% and 3.9% for the six months ended June 30, 2022 and 2021, respectively.

Net service revenues increased by $15.2 million and $26.8 for the three and six months ended June 30, 2022, respectively, compared to the three and six months ended June 30, 2021 attributed to organic growth and the acquisitions of the operations of JourneyCare on February 1, 2022 and Armada on August 1, 2021.

Gross profit, expressed as a percentage of net service revenues was 51.0% and 48.8% for the three months ended June 30, 2022 and 2021, respectively, and 50.9% and 48.6%, for the six months ended June 30, 2022 and 2021, respectively. For the three and six months ended June 30, 2022, the increase as a percentage of net service revenues was mainly attributed to decreases in direct employee wages, taxes and benefit costs of 0.3% and 0.8%, respectively.

The hospice segment’s general and administrative expenses primarily consist of administrative employee wages, taxes and benefit costs, rent, information technology and office expenses. General and administrative expenses, expressed as a percentage of net service revenues was 25.0% and 23.5% for the three months ended June 30, 2022 and 2021, respectively, and 24.8% and 23.5% for the six months ended June 30, 2022 and 2021, respectively. The increase in general and administrative expenses for the three and six months ended June 30, 2022, was due to acquisitions that resulted in a $3.2 million and $5.8 million, respectively, increase in administrative employee wages, taxes and benefit costs.

Home Health Segment

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2022		2021		Change		2022		2021		Change
	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)						(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$10,536	100.0%	$4,717	100.0%	$5,819	123.4%	$19,811	100.0%	$9,057	100.0%	$10,754	118.7%
Cost of services revenues	7,138	67.7	2,913	61.8	4,225	145.0	13,854	69.9	5,583	61.6	8,271	148.1
Gross profit	3,398	32.3	1,804	38.2	1,594	88.4	5,957	30.1	3,474	38.4	2,483	71.5
General and administrative expenses	2,501	23.7	968	20.5	1,533	158.4	4,860	24.5	1,933	21.3	2,927	151.4
Segment operating income	$897	8.5%	$836	17.7%	$61	7.3%	$1,097	5.5%	$1,541	17.0%	$(444)	(28.8)%
Business Metrics (Actual Numbers)
Locations at period end							12		10
New admissions * (1)	3,351		1,186		2,165	182.5%	6,687		2,354		4,333	184.1%
Recertifications * (2)	1,409		738		671	90.9	2,725		1,395		1,330	95.3
Total volume * (3)	4,760		1,924		2,836	147.4	9,412		3,749		5,663	151.1
Visits * (4)	68,452		31,582		36,870	116.7%	133,665		59,247		74,418	125.6%
Organic growth
- Revenue * (5)	24.6%		24.7%				12.6%		11.5%
- Admissions * (5)	25.2%		29.5%				13.9%		21.5%

(1)	Represents new patients during the period.
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

The home health segment generates net service revenues by providing home health services on a short-term, intermittent or episodic basis to individuals, generally to treat an illness or injury. Net service revenues from Medicare accounted for 72.1% and 81.1%, managed care organizations accounted for 21.5% and 17.4% and other accounted for 6.4% and 1.5% for the three months ended June 30, 2022 and 2021, respectively. Net service revenues from Medicare accounted for 72.7% and 80.9%, managed care organizations accounted for 21.0% and 17.9% and other accounted for 6.3% and 1.2% for the six months ended June 30, 2022 and 2021, respectively. Home health services provided to Medicare beneficiaries are paid under the Medicare Home Health Prospective Payment System (“HHPPS”). Home health services provided to Medicare beneficiaries are paid under the Medicare Home Health Prospective Payment System, which uses national, standardized 30-day period payment rates for periods of care. CMS uses the PDGM as the case-mix classification model to place periods of care into payment categories, classifying patients based on clinical characteristics. An outlier adjustment may be paid for periods of care in which costs exceed a specific threshold amount.

Net service revenues increased by $5.8 million and $10.8 million for the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021. Total visits increased for the three months ended June 30, 2022, mainly attributed to the acquisition of Armada on August 1, 2021 and Summit on October 1, 2021.

Gross profit, expressed as a percentage of net service revenues was 32.3% and 38.2% for the three months ended June 30, 2022 and 2021, respectively, and 30.1% and 38.4%, for the six months ended June 30, 2022 and 2021, respectively. For the three and six months ended June 30, 2022, the decrease was primarily due to an increase of direct employee wages, taxes and benefit costs of 5.7% and 7.1%, respectively, as a percentage of net service revenues.

The home health segment’s general and administrative expenses primarily consist of administrative employee wages, taxes and benefit costs, rent, information technology and office expenses. General and administrative expenses, expressed as a percentage of net service revenues was 23.7% and 20.5% for the three months ended June 30, 2022 and 2021, respectively, and 24.5% and 21.3% for the six months ended June 30, 2022 and 2021, respectively. The increase in general and administrative expenses was primarily due to acquisitions that resulted in a $1.2 million and $2.5 million increase in administrative employee wages, taxes and benefit costs for the three and six months ended June 30, 2022.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand and cash from operations and borrowings under our credit facility. At June 30, 2022 and December 31, 2021, we had cash balances of $120.9 million and $168.9 million, respectively. At June 30, 2022, we had a $600.0 million revolving credit facility and a $125.0 million incremental loan facility, which may be for term loans or an increase to the revolving loan commitments. The maturity of this credit facility is July 30, 2026.

During the six months ended June 30, 2022, we (i) drew $35.0 million under our revolving credit facility to fund, in part, the JourneyCare acquisition and (ii) repaid $60.0 million under our revolving credit facility. As of June 30, 2022, we had a total of $199.9 million in revolving loans, with an interest rate of 3.67% outstanding on its credit facility and after giving effect to the amount drawn on our credit facility, approximately $8.1 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA (as defined in the Credit Agreement), we had $376.4 million of capacity and $168.4 million available for borrowing under our credit facility. At December 31, 2021, we had a total of $224.9 million revolving credit loans, with an interest rate of 2.10%, outstanding on our credit facility.

Our credit facility requires us to maintain a total net leverage ratio not exceeding 3.75:1.00. At June 30, 2022, we were in compliance with our financial covenants under the Credit Agreement. Although we believe our liquidity position remains strong, we can provide no assurance that we will remain in compliance with the covenants in our Credit Agreement, and in the future, it may prove necessary to seek an amendment with the bank lending group under our credit facility. Additionally, there can be no assurance that we will be able to raise additional funds on terms acceptable to us, if at all.

See Note 8 to the Notes to Condensed Consolidated Financial Statements, Long-Term Debt, for additional details of our long-term debt.

COVID-19 Pandemic

As a result of the COVID-19 pandemic, federal and state governments have passed legislation, promulgated regulations, and taken other administrative actions intended to assist healthcare providers in providing care to COVID-19 patients and other patients during the public health emergency. These temporary measures include relief from Medicare conditions of participation requirements for healthcare providers, relaxation of licensure requirements for healthcare professionals, relaxation of privacy restrictions for telehealth remote communications, promoting use of telehealth by expanding the scope of services for which Medicare reimbursement is available, and limited waivers of fraud and abuse laws for activities related to COVID-19 during the emergency period. The current federal public health emergency declaration expires October 13, 2022, but HHS has indicated it will provide states with 60 days’ notice prior to termination of the declaration.

Provider Relief Fund

In November 2020, the Company received grants in an aggregate principal amount of $13.7 million from the Provider Relief Fund, and fully utilized these funds as of December 31, 2021, including $10.4 million and $11.3 million during the three and six months ended June 30, 2021, for healthcare related expenses, including retention payments, attributable to COVID-19 that were unreimbursed by other sources. We were required to properly and fully document the use of such funds in reports to HHS, which we were required to submit no later than March 31, 2022. We have submitted the required reports.

Payroll tax deferral

The CARES Act allowed for the deferral of the employer portion of Social Security payroll taxes through December 31, 2020. As of June 30, 2022 and December 31, 2021, the deferred portion of employer Social Security payroll taxes was $4.1 million, which is included within Government stimulus advances on the Company’s Unaudited Condensed Consolidated Balance Sheets. The payroll tax deferral requires that the remaining deferred payroll taxes be paid by December 31, 2022.

ARPA Spending Plans

The ARPA, which became law on March 11, 2021, provided for $350 billion in relief funding for eligible state, local, territorial and tribal governments to mitigate the fiscal effects of the COVID-19 public health emergency. Additionally, the law provided for a 10 percentage point increase in federal matching funds for Medicaid HCBS from April 1, 2021, through March 31, 2022, provided the state satisfied certain conditions. States are permitted to use the state funds equivalent to the additional federal funds through March 31, 2025. States must use the monies attributable to this matching fund increase to supplement, not supplant, their level of state spending for the implementation of activities enhanced under the Medicaid HCBS in effect as of April 1, 2021.

For certain states, the Company must implement efforts and expend funds primarily for the further recruitment, retention and training of caregivers and funds may be subject to recoupment if not expended or are expended on non-approved uses. In addition, the Company is required to properly and fully document the use of such funds in reports to the state in which the funds originated. During the six months ended June 30, 2022, the Company received state funding provided by the ARPA in an aggregate amount of $14.6 million. The Company recorded revenue of $1.6 million and related cost of service revenues of $1.2 million for certain states that met the revenue recognition criteria. The Company deferred the remaining $13.0 million, which was received from states with specific spending plans and reporting requirements. The Company utilized $0.4 million of these funds during the three and six months ended June 30, 2022, primarily for caregivers and adding support to recruiting and retention efforts, included as a reduction of cost of service revenues in the Company’s Unaudited Condensed Consolidated Statements of Income. As of June 30, 2022, the deferred portion of ARPA funding was $12.6 million, which is included within Government stimulus advances on the Company’s Unaudited Condensed Consolidated Balance Sheets.

Medicare sequester

The CARES Act and related legislation temporarily lifted the Medicare sequester that would have otherwise reduced payments to Medicare providers by 2% as required by the Budget Control Act of 2011, from May 1, 2020 through December 31, 2021. Congress further delayed these sequestration cuts through March 31, 2022, and reduced the sequestration adjustment to 1% from April 1 through June 30, 2022. The full 2% reduction resumed July 1, 2022. These sequestration cuts have been extended through 2030, with the reductions for 2030 set to increase to 2.25% for the first six months and to 3% for the second six months.

In our hospice segment, Medicare sequester relief resulted in an increase in net service revenues of $0.5 million and $0.7 million for the three months ended June 30, 2022 and 2021, respectively, and $1.4 million for each of the six months ended June 30, 2022 and 2021. In our home health segment, Medicare sequester relief resulted in an increase in net service revenues of $0.1 million for each of the three months ended June 30, 2022 and 2021, and $0.3 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively.

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

See Note 7 to the Notes to Condensed Consolidated Financial Statements, COVID-19 Pandemic, for additional details of the COVID-19 pandemic.

Cash Flows

The following table summarizes changes in our cash flows:

	For the Six Months Ended June 30,
	2022	2021
	(Amounts in Thousands)
Net cash provided by (used in) operating activities	$62,502	$(3,321)
Net cash used in investing activities	(86,028)	(1,928)
Net cash used in financing activities	(24,452)	(429)

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Cash flows from operating activities represent the inflow of cash from our payors and the outflow of cash for payroll and payroll taxes, operating expenses, interest and taxes. Net cash provided by operating activities was $62.5 million for the six months ended June 30, 2022, compared to net cash used in operating activities of $3.3 million for the same period in 2021. The increase in cash provided by operations was primarily due to the timing of receipts on accounts receivable and the timing of government stimulus funds. The changes in accounts receivable were primarily related to the growth in revenue and a decrease in days sales outstanding (“DSO”) during the six months ended June 30, 2022 compared to 2021, as described below. The related receivables due from the Illinois Department on Aging represented 18.3% and 16.1% of the Company’s net accounts receivable at June 30, 2022 and December 31, 2021, respectively, as discussed below.

Net cash used in investing activities for the six months ended June 30, 2022, primarily consisted of $84.5 million of net cash used for the JourneyCare acquisition. For the six months ended June 30, 2022 and 2021, property and equipment purchases, primarily related to our ongoing investments in our technology infrastructure, were $1.5 million and $1.8 million, respectively.

Net cash used in financing activities for the six months ended June 30, 2022, primarily related to a $60.0 million payment on the revolver portion of our credit facility, partially offset by borrowings of $35.0 million on the revolver portion of our credit facility to fund, in part, the JourneyCare acquisition. For the six months ended June 30, 2022 and 2021, net cash provided by financing activities included cash received from the exercise of stock options of $0.5 million and $0.1 million, respectively.

Outstanding Accounts Receivable

Gross accounts receivable as of June 30, 2022 and December 31, 2021 were approximately $125.9 million and $138.4 million, respectively. Outstanding accounts receivable, net of allowance for credit losses, decreased by $12.4 million as of June 30, 2022 as compared to December 31, 2021. Accounts receivable for the Illinois Department on Aging increased approximately $0.1 million during the quarter ended June 30, 2022. Our collection procedures include review of account aging and direct contact with our payors. We have historically not used collection agencies. An uncollectible amount is written off to the allowance account after reasonable collection efforts have been exhausted.

We calculate our DSO by taking the trade accounts receivable outstanding, net of allowance for credit losses for doubtful accounts, divided by the net service revenues for the last quarter, multiplied by the number of days in that quarter. Our DSOs were 46 days and 54 days at June 30, 2022 and December 31, 2021, respectively. The DSOs for our largest payor, the Illinois Department on Aging, was 43 days at both June 30, 2022 and December 31, 2021.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

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

We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. As of June 30, 2022, we had outstanding borrowings of approximately $199.9 million on our credit facility, all of such borrowings were subject to variable interest rates. If the variable rates on this debt were 100 basis points higher than the rate applicable to the borrowing during the three and six month periods ended June 30, 2022, our net income would have decreased by $0.4 million, or $0.03 per diluted share, and $1.2 million, or $0.08 per diluted share, respectively. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Date Filing	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation of the Company dated as of October 27, 2009.	10-Q	001-34504	11/20/2009	3.1

3.2	Amended and Restated Bylaws of the Company, as amended by the First Amendment to the Amended and Restated Bylaws.	10-Q	001-34504	05/9/2013	3.2

4.1	Form of Common Stock Certificate.	S-1	333-160634	10/2/2009	4.1

10.1*	Employment and Non-Competition Agreement, effective April 20, 2022, by and between Addus HealthCare, Inc. and Cliff Blessing.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

*Management compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADDUS HOMECARE CORPORATION

Date: August 2, 2022	By:	/s/ R. DIRK ALLISON

R. Dirk Allison Chairman and Chief Executive Officer (As Principal Executive Officer)

Date: August 2, 2022	By:	/s/ BRIAN POFF

Brian Poff Chief Financial Officer (As Principal Financial Officer)