Form 10-Q
period 2022-09-30
Addus HomeCare Corp
filed 2022-11-01
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 25, 2022, Addus HomeCare Corporation had 16,110,364 shares of Common Stock outstanding.

ADDUS HOMECARE CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2022 and December 31, 2021

(Amounts and Shares in Thousands, Except Per Share Data)

(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets
Cash	$105,644	$168,895
Accounts receivable, net of allowances for credit losses	126,253	136,955
Prepaid expenses and other current assets	8,245	18,491
Total current assets	240,142	324,341
Property and equipment, net of accumulated depreciation and amortization	17,428	18,483
Other assets
Goodwill	575,205	504,392
Intangibles, net of accumulated amortization	72,655	64,321
Operating lease assets, net	40,503	36,048
Total other assets	688,363	604,761
Total assets	$945,933	$947,585
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$19,545	$19,358
Accrued payroll	35,084	44,083
Accrued expenses	39,557	37,077
Government stimulus advances	21,158	4,173
Accrued workers' compensation insurance	12,844	12,998
Total current liabilities	128,188	117,689
Long-term liabilities
Long-term debt, net of debt issuance costs	163,557	220,912
Long-term operating lease liabilities	37,168	32,859
Other long-term liabilities	2,183	1,781
Total long-term liabilities	202,908	255,552
Total liabilities	$331,096	$373,241
Stockholders' equity
Common stock—$.001 par value; 40,000 authorized and 16,090 and 15,940 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	$16	$16
Additional paid-in capital	389,267	380,037
Retained earnings	225,554	194,291
Total stockholders' equity	614,837	574,344
Total liabilities and stockholders' equity	$945,933	$947,585

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months Ended September 30, 2022 and 2021

(Amounts and Shares in Thousands, Except Per Share Data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net service revenues	$240,495	$216,662	$704,070	$639,857
Cost of service revenues	165,310	149,616	483,100	442,804
Gross profit	75,185	67,046	220,970	197,053
General and administrative expenses	54,228	46,280	162,476	139,881
Depreciation and amortization	3,441	3,406	10,571	10,594
Total operating expenses	57,669	49,686	173,047	150,475
Operating income	17,516	17,360	47,923	46,578
Interest income	(83)	(37)	(249)	(90)
Interest expense	2,472	1,614	6,278	4,092
Total interest expense, net	2,389	1,577	6,029	4,002
Income before income taxes	15,127	15,783	41,894	42,576
Income tax expense	3,584	4,206	10,631	10,508
Net income	$11,543	$11,577	$31,263	$32,068
Net income per common share
Basic income per share	$0.73	$0.74	$1.97	$2.04
Diluted income per share	$0.71	$0.72	$1.94	$2.00
Weighted average number of common shares and potential common shares outstanding:
Basic	15,872	15,748	15,846	15,727
Diluted	16,184	16,030	16,146	16,060

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Three and Nine Months Ended September 30, 2022

(Amounts and Shares in Thousands)

(Unaudited)

	For the Three Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at July 1, 2022	16,081	$16	$385,750	$214,011	$599,777
Issuance of shares of common stock under restricted stock award agreements	—	—	—	—	—
Forfeiture of shares of common stock under restricted stock award agreements	(1)	—	—	—	—
Stock-based compensation	—	—	2,780	—	2,780
Shares issued for exercise of stock options	10	—	737	—	737
Net income	—	—	—	11,543	11,543
Balance at September 30, 2022	16,090	$16	$389,267	$225,554	$614,837

	For the Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2022	15,940	$16	$380,037	$194,291	$574,344
Issuance of shares of common stock under restricted stock award agreements	129	—	—	—	—
Forfeiture of shares of common stock under restricted stock award agreements	(4)	—	—	—	—
Stock-based compensation	—	—	7,945	—	7,945
Shares issued for exercise of stock options	25	—	1,285	—	1,285
Net income	—	—	—	31,263	31,263
Balance at September 30, 2022	16,090	$16	$389,267	$225,554	$614,837

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

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2022 and 2021

(Amounts in Thousands)

(Unaudited)

	For the Nine Months
	Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$31,263	$32,068
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of acquisitions:
Depreciation and amortization	10,571	10,594
Deferred income taxes	413	605
Stock-based compensation	7,945	7,105
Amortization of debt issuance costs under the credit facility	645	590
Provision for credit losses	481	744
Impairment of operating lease assets	1,174	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	18,232	(1,906)
Prepaid expenses and other current assets	10,568	(3,610)
Government stimulus advances	16,985	(24,413)
Accounts payable	(693)	(780)
Accrued payroll	(10,421)	(4,553)
Accrued expenses and other long-term liabilities	(6,345)	(2,157)
Net cash provided by (used in) operating activities	80,818	14,287
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(84,490)	(29,219)
Purchases of property and equipment	(2,864)	(3,214)
Net cash used in investing activities	(87,354)	(32,433)
Cash flows from financing activities:
Payments on revolver loan — credit facility	(105,000)	—
Proceeds from borrowings on revolver — credit facility	47,000	46,395
Payments on term loan — credit facility	—	(18,130)
Payment for debt issuance costs	—	(3,020)
Cash received from exercise of stock options	1,285	202
Other	—	—
Net cash used in financing activities	(56,715)	25,447
Net change in cash	(63,251)	7,301
Cash, at beginning of period	168,895	145,078
Cash, at end of period	$105,644	$152,379
Supplemental disclosures of cash flow information:
Cash paid for interest	$5,589	$3,648
Cash paid for income taxes	629	14,767
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

Computation of Weighted Average Shares

The following table sets forth the computation of basic and diluted common shares:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	(Amounts in thousands)		(Amounts in thousands)
	2022	2021	2022	2021
Weighted average number of shares outstanding for basic per share calculation	15,872	15,748	15,846	15,727
Effect of dilutive potential shares:
Stock options	255	267	244	288
Restricted stock awards	57	15	56	45
Adjusted weighted average shares outstanding for diluted per share calculation	16,184	16,030	16,146	16,060
Anti-dilutive shares:
Stock options	111	73	111	73
Restricted stock awards	36	125	3	73

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

3. Leases

Amounts reported on the Company’s Unaudited Condensed Consolidated Balance Sheets for operating leases were as follows:

	September 30, 2022	December 31, 2021
	(Amounts in Thousands)
Operating lease assets, net	$40,503	$36,048

Short-term operating lease liabilities (in accrued expenses)	10,866	9,774
Long-term operating lease liabilities	37,168	32,859
Total operating lease liabilities	$48,034	$42,633

Lease Costs

Components of lease costs were reported in general and administrative expenses in the Company’s Unaudited Condensed Consolidated Statements of Income as follows:

	For the Three Months Ended September 30, (Amounts in Thousands)		For the Nine Months Ended September 30, (Amounts in Thousands)
	2022	2021	2022	2021
Operating lease costs	$3,251	$2,789	$8,888	$8,341
Short-term lease costs	589	197	2,251	572
Total lease costs	3,840	2,986	11,139	8,913
Less: sublease income	(176)	(177)	(529)	(480)
Total lease costs, net	$3,664	$2,809	$10,610	$8,433

Lease Term and Discount Rate

Weighted average remaining lease terms and discount rates were as follows:

	September 30, 2022	December 31, 2021
Operating leases:
Weighted average remaining lease term (years)	5.98	6.39
Weighted average discount rate	3.92%	3.91%

Maturity of Lease Liabilities

Remaining operating lease payments as of September 30, 2022 were as follows:

Operating Leases
(Amounts in Thousands)
Due in the 12-month period ended September 30,
2023	$12,379
2024	10,645
2025	7,816
2026	5,756
2027	4,433
Thereafter	13,070
Total future minimum rental commitments	54,099
Less: Imputed interest	(6,065)
Total lease liabilities	$48,034

Supplemental cash flows information

	For the Nine Months Ended September 30,
	(Amounts in Thousands)
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,752	$8,237

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$13,130	$5,706

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

JourneyCare

On February 1, 2022, the Company completed the acquisition of the hospice and palliative operations of JourneyCare Inc. (“JourneyCare”). The purchase price was approximately $86.6 million, including the amount of acquired excess cash held by JourneyCare at the closing of the acquisition (approximately $0.5 million) plus the finalization of net working capital payable to seller of $1.6 million. The JourneyCare acquisition was funded with a combination of a $35.0 million draw on the Company’s revolving credit facility and available cash. With the JourneyCare acquisition, the Company expanded its hospice services in the state of Illinois. The related acquisition costs were $0.1 million and $0.5 million for the three and nine months ended September 30, 2022, respectively, and integration costs were $0.8 million and $3.9 million for the three and nine months ended September 30, 2022, respectively. These costs were included in general and administrative expenses on the Unaudited Condensed Consolidated Statements of Income and were expensed as incurred.

Based upon management’s valuations, which are preliminary and subject to completion of working capital adjustments, the fair values of the assets and liabilities acquired are as follows:

Total (Amounts in Thousands)
Goodwill	$70,724
Identifiable intangible assets	13,792
Cash	500
Accounts receivable	8,171
Property and equipment	1,194
Operating lease assets, net	3,728
Other assets	333
Accrued expenses	(6,799)
Accrued payroll	(1,511)
Long-term operating lease liabilities	(3,537)
Total purchase price	$86,595

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

The JourneyCare acquisition accounted for $12.2 million and $35.3 million of net service revenues and $2.4 million and $7.0 million of operating income for the three and nine months ended September 30, 2022, respectively.

The following table contains unaudited pro forma condensed consolidated income statement information of the Company for the three and nine months ended September 30, 2022 as if the JourneyCare acquisition closed on January 1, 2021.

	For the Three Months Ended September 30, (Amounts in Thousands)	For the Nine Months Ended September 30, (Amounts in Thousands)
	2021	2022	2021
Net service revenues	$231,439	$709,283	$683,828
Operating income	20,852	46,537	48,136
Net income	14,140	30,347	33,234
Net income per common share		-
Basic income per share	$0.90	$1.92	$2.11
Diluted income per share	$0.88	$1.88	$2.07

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

5. Goodwill and Intangible Assets

A summary of the goodwill and related adjustments is provided below:

	Hospice	Personal Care	Home Health	Total
	(Amounts in Thousands)
Goodwill as of December 31, 2021	$328,334	$152,688	$23,370	$504,392
Additions for acquisitions	70,724			70,724
Adjustments to previously recorded goodwill	(52)		141	89
Goodwill as of September 30, 2022	$399,006	$152,688	$23,511	$575,205

In connection with the JourneyCare acquisition, the Company recognized goodwill in its hospice segment of $70.7 million, during the nine months ended September 30, 2022. See Note 4 for additional information regarding the acquisition.

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

The carrying amount and accumulated amortization of each identifiable intangible asset category consisted of the following as of September 30, 2022:

	Customer and referral relationships	Trade names and trademarks	Non- competition agreements	State Licenses	Total
	(Amounts in Thousands)
Intangible assets with indefinite lives	—	—	—	25,891	25,891
Intangible assets subject to amortization:
Gross carrying amount	44,672	51,941	6,785	12,517	115,915
Accumulated amortization	(37,652)	(20,402)	(4,581)	(6,516)	(69,151)
Intangible assets subject to amortization, net	7,020	31,539	2,204	6,001	46,764
Total intangible assets at September 30, 2022	$7,020	$31,539	$2,204	$31,892	$72,655

In connection with the JourneyCare acquisition, the Company recognized a trade name of $9.0 million and indefinite lived state licenses of $4.8 million in its hospice segment during the three months ended March 31, 2022. See Note 4 for additional information regarding the acquisition.

Amortization expense related to the intangible assets was $1.8 million and $5.4 million for the three and nine months ended September 30, 2022, respectively, and $1.9 million and $6.2 million for the three and nine months ended September 30, 2021, respectively. The weighted average remaining useful lives of identifiable intangible assets as of September 30, 2022 was 10.0 years.
6. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consisted of the following:

	September 30, 2022	December 31, 2021
	(Amounts in Thousands)
Prepaid workers' compensation and liability insurance	$2,244	$3,206
Workers' compensation insurance receivable	788	1,559
Income tax receivable	-	7,556
Other	5,213	6,170
Total prepaid expenses and other current assets	$8,245	$18,491

Accrued expenses consisted of the following:

	September 30, 2022	December 31, 2021
	(Amounts in Thousands)
Current portion of operating lease liabilities	$10,866	$9,774
Payor advances (1)	4,856	6,485
Accrued health insurance	5,847	5,200
Accrued professional fees	3,135	2,978
Accrued income & business tax	4,491	2,281
Other	10,362	10,359
Total accrued expenses	$39,557	$37,077

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

In November 2020, the Company received grants in an aggregate principal amount of $13.7 million from the Provider Relief Fund, and fully utilized these funds as of December 31, 2021, including $0.4 million and $11.7 million during the three and nine months ended September 30, 2021, respectively, for healthcare related expenses, including retention payments, attributable to COVID-19 that were unreimbursed by other sources. We properly and fully documented the use of such funds in reports submitted to the U.S. Department of Health & Human Services (“HHS”) in the quarter ended March 31, 2022. During the quarter ended September 30, 2022, we submitted an unmodified audit report to HHS in accordance with Generally Accepted Government Auditing Standards, as required for commercial organizations that received and expended total awards of $750,000 or more.

Payroll tax deferral

The CARES Act also provided for certain federal income and other tax changes, including allowing for the deferral of the employer portion of Social Security payroll taxes through December 31, 2020. The Company received a cash benefit of approximately $7.1 million related to the deferral of employer payroll taxes for 2020 under the CARES Act, for the period April 2, 2020 through June 30, 2020. As of September 30, 2022 and December 31, 2021, the deferred portion of employer Social Security payroll taxes was $4.1 million, which is included within Government stimulus advances on the Company’s Unaudited Condensed Consolidated Balance Sheets. The payroll tax deferral requires that the remaining deferred payroll taxes be paid by December 31, 2022.

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

HCBS spending plans for the additional matching funds vary by state, but common initiatives in which the Company is participating include those aimed at strengthening the provider workforce (e.g., efforts to recruit, retain, and train direct service providers). The Company is required to properly and fully document the use of such funds in reports to the state in which the funds originated. Funds may be subject to recoupment if not expended or if they are expended on non-approved uses During the nine months ended September 30, 2022, the Company received state funding provided by the ARPA in an aggregate amount of $22.4 million. The Company recorded revenue of $1.7 million and related cost of service revenues of $1.3 million for certain states that met the revenue recognition criteria. The Company deferred the remaining $20.7 million, which was received from states with specific spending plans and reporting requirements. The Company utilized $3.2 million and $3.6 million of these funds during the three and nine months ended September 30, 2022, respectively, primarily for caregivers and adding support to recruiting and retention efforts, included as a reduction of cost of service revenues in the Company’s Unaudited Condensed Consolidated Statements of Income. As of September 30, 2022, the deferred portion of ARPA funding was $17.0 million, which is included within Government stimulus advances on the Company’s Unaudited Condensed Consolidated Balance Sheets.

Medicare sequester

The CARES Act and related laws temporarily lifted the Medicare sequester which would have otherwise reduced payments to Medicare providers by 2%, as required by the Budget Control Act of 2011, from May 1, 2020, through December 31, 2021. Congress further delayed these sequestration cuts through March 31, 2022, and reduced the sequestration adjustment to 1% from April 1 through June 30, 2022. The full 2% reduction resumed July 1, 2022. These sequestration cuts have been extended through 2030, with the reductions for 2030 set to increase to 2.25% for the first six months and to 3% for the second six months.

In the hospice segment, Medicare sequester relief resulted in an increase in net service revenues of $0.0 million and $0.7 million for the three months ended September 30, 2022 and 2021, respectively, and $1.4 million and $2.1 million for the nine months ended September 30, 2022 and 2021, respectively. In the home health segment, Medicare sequester relief resulted in an increase in net service revenues of $0.0 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively, and $0.3 million for both nine month periods ended September 30, 2022 and 2021.

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

For the three and nine months ended September 30, 2022, COVID-19-related expenses in our personal care segment were approximately $0.9 million and $3.7 million, respectively, and are included in cost of service revenues on the Consolidated Statements of Income. For the three and nine months ended September 30, 2021, COVID-19-related expenses in our personal care segment were approximately $1.3 million and $14.6 million, respectively, which were offset by $0.4 million and $11.7 million, respectively, related to the utilization of a portion of the funds received from the Provider Relief Fund in November 2020 and included in cost of service revenues on the Condensed Consolidated Statements of Income. Additionally, the Company recognized revenue of $1.3 million and $4.3 million attributable to temporary rate increases from certain payors in our personal care segment for the three and nine months ended September 30, 2022, respectively, and $1.3 million and $6.1 million for the three and nine months ended September 30, 2021, respectively.

For the three and nine months ended September 30, 2021, COVID-19-related expenses in our hospice segment were approximately $1.9 million, which were offset by $1.9 million, related to the utilization of a portion of the funds received from the Queen City Hospice Provider Relief Fund and included in cost of service revenues on the Condensed Consolidated Statements of Income.

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

8. Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2022	December 31, 2021
	(Amounts in Thousands)
Revolving loan under the credit facility	$166,853	$224,853
Less unamortized issuance costs	(3,296)	(3,941)
Long-term debt	$163,557	$220,912

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

During the nine months ended September 30, 2022, the Company (i) drew $47.0 million under its credit facility to fund, in part, the JourneyCare and Apple Home acquisitions and (ii) repaid $105.0 million under the revolving credit facility. During the nine months ended September 30, 2021, the Company drew $29.0 million under its credit facility.

At September 30, 2022, the Company had a total of $166.9 million of revolving loans, with an interest rate of 5.11%, outstanding on its credit facility. After giving effect to the amount drawn on its credit facility, approximately $8.1 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA (as defined in the Credit Agreement), the Company had $375.5 million of capacity and $200.5 million available for borrowing under its credit facility. As of December 31, 2021, the Company had a total of $224.9 million of revolving loans, with an interest rate of 2.10%, outstanding on its credit facility.

As of September 30, 2022, the Company was in compliance with all financial covenants under the Credit Agreement.

9. Income Taxes

The effective income tax rates were 23.7% and 26.6% for the three months ended September 30, 2022 and 2021, respectively. The difference between our federal statutory and effective income tax rates is principally due to the inclusion of state taxes, non-deductible compensation and an excess tax expense, partially offset by the use of federal employment tax credits.

The effective income tax rates were 25.4% and 24.7% for the nine months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022, the difference between our federal statutory and effective income tax rates was principally due to the inclusion of state taxes, non-deductible compensation, and excess tax expense, partially offset by the use of federal employment tax credits. For the nine months ended September 30, 2022 and 2021, the effective tax rates were inclusive of an excess tax expense of 0.8% and an excess tax benefit of 2.1%, respectively. The excess tax expense or benefit is a discrete item, related to the vesting of equity shares, which requires the Company to recognize the expense or benefit fully in the period. An excess tax expense results if the Company’s cumulative costs of the award recognized exceed the income tax deduction on the Unaudited Condensed Consolidated Statements of Income, whereas an excess tax benefit results if the Company’s cumulative costs of the award recognized are less than the income tax deduction on the Unaudited Condensed Consolidated Statements of Income.

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

	For the Three Months Ended September 30, 2022
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$179,180	$51,359	$9,956	$240,495
Cost of services revenues	$131,968	$25,695	$7,647	165,310
Gross profit	$47,212	$25,664	$2,309	75,185
General and administrative expenses	$15,238	$12,550	$2,410	30,198
Segment operating income	$31,974	$13,114	$(101)	$44,987

	For the Three Months Ended September 30, 2021
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$169,609	$39,095	$7,958	$216,662
Cost of services revenues	125,647	18,992	4,977	149,616
Gross profit	43,962	20,103	2,981	67,046
General and administrative expenses	15,166	8,880	1,477	25,523
Segment operating income	$28,796	$11,223	$1,504	$41,523

	For the Three Months Ended September 30,
	2022	2021
	(Amounts in Thousands)
Segment reconciliation:
Total segment operating income	$44,987	$41,523

Items not allocated at segment level:
Other general and administrative expenses	24,030	20,757
Depreciation and amortization	3,441	3,406
Interest income	(83)	(37)
Interest expense	2,472	1,614
Income before income taxes	$15,127	$15,783

	For the Nine Months Ended September 30, 2022
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$523,142	$151,160	$29,768	$704,070
Cost of services revenues	386,940	74,659	21,501	483,100
Gross profit	136,202	76,501	8,267	220,970
General and administrative expenses	45,688	37,298	7,270	90,256
Segment operating income	$90,514	$39,203	$997	$130,714

	For the Nine Months Ended September 30, 2021
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$510,744	$112,098	$17,015	$639,857
Cost of services revenues	375,744	56,500	10,560	442,804
Gross profit	135,000	55,598	6,455	197,053
General and administrative expenses	46,807	26,016	3,410	76,233
Segment operating income	$88,193	$29,582	$3,045	$120,820

	For the Nine Months Ended September 30,
	2022	2021
	(Amounts in Thousands)
Segment reconciliation:
Total segment operating income	$130,714	$120,820

Items not allocated at segment level:
Other general and administrative expenses	72,220	63,648
Depreciation and amortization	10,571	10,594
Interest income	(249)	(90)
Interest expense	6,278	4,092
Income before income taxes	$41,894	$42,576

12. Significant Payors

The Company’s revenue by payor type was as follows:

Personal Care Segment	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022		2021		2022		2021
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
State, local and other governmental programs	$88,448	49.4%	$83,821	49.5%	$257,817	49.4%	$253,052	49.5%
Managed care organizations	83,199	46.4	76,890	45.3	241,164	46.1	231,211	45.3
Private pay	4,521	2.6	4,934	2.9	13,758	2.6	14,883	2.9
Commercial insurance	1,870	1.0	2,459	1.4	5,988	1.1	7,481	1.5
Other	1,142	0.6	1,505	0.9	4,415	0.8	4,117	0.8
Total personal care segment net service revenues	$179,180	100.0%	$169,609	100.0%	$523,142	100.0%	$510,744	100.0%

Hospice Segment	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022		2021		2022		2021
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$46,537	90.6%	$36,280	92.7%	$137,174	90.8%	$104,715	93.4%
Commercial insurance	2,772	5.4	1,154	3.0	7,742	5.1	2,648	2.4
Managed care organizations	1,815	3.5	1,514	3.9	5,498	3.6	4,396	3.9
Other	235	0.5	147	0.4	746	0.5	339	0.3
Total hospice segment net service revenues	$51,359	100.0%	$39,095	100.0%	$151,160	100.0%	$112,098	100.0%

Home Health Segment	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022		2021		2022		2021
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$7,320	73.5%	$6,372	80.1%	$21,727	73.0%	$13,699	80.5%
Managed care organizations	1,998	20.1	1,218	15.3	6,160	20.7	2,838	16.7
Other	638	6.4	368	4.6	1,881	6.3	478	2.8
Total home health segment net service revenues	$9,956	100.0%	$7,958	100.0%	$29,768	100.0%	$17,015	100.0%

The Company derives a significant amount of its revenue from its operations in Illinois, New Mexico and New York. The percentages of segment revenue for each of these significant states were as follows:

Personal Care Segment	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022		2021		2022		2021
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Illinois	$92,804	51.8%	$81,959	48.3%	$266,284	50.9%	$240,131	47.0%
New Mexico	26,912	15.0	24,214	14.3	78,825	15.1	73,291	14.3
New York (1)	20,997	11.7	24,127	14.2	63,510	12.1	77,237	15.1
All other states	38,467	21.5	39,309	23.2	114,523	21.9	120,085	23.6
Total personal care segment net service revenues	$179,180	100.0%	$169,609	100.0%	$523,142	100.0%	$510,744	100.0%

(1)
In 2019, New York initiated a new Request For Offer (“RFO”) process to competitively procure CDPAP fiscal intermediaries. The Company was not selected in the initial RFO process. We submitted a formal protest in response to the selection process, which was filed and accepted in March 2021, but we have not received a response to the formal protest. The Company continues to consider other arrangements and to pursue our protest of the award. The New York fiscal year 2023 state budget, passed in April 2022, amends the current Fiscal Intermediary RFO process to authorize all fiscal intermediaries that submitted an RFO application and served at least 200 clients in New York City or 50 clients in other counties between January 1, 2020 and March 31, 2020 to contract with the New York State Department of Health and continue to operate in all counties contained in their application, if the fiscal intermediary submits an attestation and supporting information to the New York State Department of Health no later than November 29, 2022. Under this provision, the Company is allowed to continue to contract with all of its current payors for CDPAP services, as of the contract award date, which is anticipated to be January 15, 2023. The Company continues to assess the future of its participation in this program. Given the status of the program, the Company has suspended materially all of its new patient admissions under the New York CDPAP program.

Hospice Segment	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022		2021		2022		2021
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Ohio	$18,139	35.3%	$15,868	40.6%	$51,714	34.2%	$44,676	39.8%
Illinois (2)	12,188	23.7	—	—	35,290	23.3	—	—
New Mexico	7,789	15.2	9,268	23.7	23,867	15.8	27,216	24.3
All other states	13,243	25.8	13,959	35.7	40,289	26.7	40,206	35.9
Total hospice segment net service revenues	$51,359	100.0%	$39,095	100.0%	$151,160	100.0%	$112,098	100.0%

(2)
With the JourneyCare acquisition, the Company expanded its hospice services in the state of Illinois.

Home Health Segment	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022		2021		2022		2021
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
New Mexico	$8,375	84.1%	$7,958	100.0%	$24,954	83.8%	$17,015	100.0%
Illinois (3)	1,581	15.9	—	—	4,814	16.2	—	—
Total home health segment net service revenues	$9,956	100.0%	$7,958	100.0%	$29,768	100.0%	$17,015	100.0%

(3)
With the acquisition of Summit Home Health, LLC (“Summit”) on October 1, 2021, the Company expanded its home health services in the state of Illinois.

A substantial portion of the Company’s revenue and accounts receivable are derived from services performed for federal, state and local governmental agencies. We derive a significant amount of our net service revenues in Illinois, which represented 44.3%, and 37.8% of our net service revenues for the three months ended September 30, 2022, and 2021, respectively, and accounted for 43.5% and 37.5% of our net service revenues for the nine months ended September 30, 2022 and 2021, respectively. The Illinois Department on Aging, the largest payor program for the Company’s Illinois personal care operations, accounted for 21.0% and 21.3% of the Company’s net service revenues for the three months ended September 30, 2022 and 2021, respectively, and accounted for 20.8% and 21.4% of the Company’s net service revenues for the nine months ended September 30, 2022 and 2021, respectively.

The related receivables due from the Illinois Department on Aging represented 15.3% and 16.1% of the Company’s net accounts receivable at September 30, 2022 and December 31, 2021, respectively.

13. Subsequent Events

On October 1, 2022, we completed the acquisition of Apple Home HealthCare, LTD ("Apple Home") for approximately $12.2 million, with funding provided by drawing on the Company's revolving credit facility. In addition to the initial consideration, the total purchase price also includes potential additional contingent consideration to the previous owners of Apple Home of up to approximately $2 million. The contingent consideration will vary based upon performance relative to certain agreed upon earnings targets in 2022 and 2023. With the purchase of Apple Home, the Company expanded clinical services to its home health segment in Illinois. The initial accounting is not yet complete, therefore the related business combination disclosures have not been presented as the Company is currently in the process of valuing the assets acquired and liabilities assumed in the transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements about our business and operations. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words like “believes,” “belief,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “would,” “should” and similar expressions are intended to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the anticipated impact to our business with respect to developments related to the COVID-19 pandemic, including, without limitation, those related to the length and severity of the pandemic, as well as the timing, availability and acceptance of effective medical treatments, vaccines and booster shots; the spread of potentially more contagious and/or virulent forms of the virus; the pandemic’s impact on our operations, reimbursement and our consumer population; measures we are taking to respond to the pandemic; the impact of government regulation, stimulus and relief measures, including the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), Paycheck Protection Program and Health Care Enhancement Act (“PPPHCE Act”), the Consolidated Appropriations Act, 2021 (“CAA”), the COVID-Related Tax Relief Act of 2020, the American Rescue Plan of 2021 (“ARPA”) and any other stimulus or relief legislation, along with the related uncertainties regarding such measures and any future measures related to COVID-19; negative economic conditions in the United States, including inflationary conditions; higher interest rates, increased expenses related to personal protective equipment (“PPE”), labor, supply chain, or other expenditures, including as a result of inflationary conditions; workforce disruptions, including shortages and increased labor expenses, associated with competitive labor market conditions; the impact of vaccine mandates on the workforce; and supply shortages and disruptions; changes in operational and reimbursement processes and payment structures at the state or federal levels; changes in Medicaid, Medicare, other government program and managed care organizations policies and payment rates; changes in, or our failure to comply with, existing, federal and state laws or regulations, or our failure to comply with new government laws or regulations on a timely basis; competition in the healthcare industry; the geographical concentration of our operations; changes in the case mix of consumers and payment methodologies; operational changes resulting from the assumption by managed care organizations of responsibility for managing and paying for our services to consumers; the nature and success of future financial and/or delivery system reforms; changes in estimates and judgments associated with critical accounting policies; our ability to maintain or establish new referral sources; our ability to renew significant agreements or groups of agreements; our ability to attract and retain qualified personnel; federal, state and city minimum wage pressure, including any failure of any governmental entity to enact a minimum wage offset and/or the timing of any such enactment; changes in payments and covered services due to the overall economic conditions, and deficit spending by federal and state governments; cost containment initiatives undertaken by federal, state and other third-party payors; our ability to access financing through the capital and credit markets; our ability to meet debt service requirements and comply with covenants in debt agreements; business disruptions due to natural disasters, acts of terrorism, pandemics, riots, civil insurrection or social unrest, looting, protests, strikes or street demonstrations; our ability to integrate and manage our information systems; our ability to prevent cyber-attacks or security breaches to protect our information technology systems and confidential consumer data; our expectations regarding the size and growth of the market for our services; the acceptance of privatized social services; our expectations regarding changes in reimbursement rates; eligibility standards and limits on services imposed by state governmental agencies; the potential for litigation; discretionary determinations by government officials; our ability to successfully implement our business model to grow our business; our ability to continue identifying, pursuing, consummating and integrating acquisition opportunities and expand into new geographic markets; the impact of acquisitions and dispositions on our business, including the potential inability to realize the benefits of potential acquisitions; the effectiveness, quality and cost of our services; our ability to successfully execute our growth strategy; changes in tax rates; the impact of public health emergencies, including the COVID-19 pandemic; the impact of inclement weather or natural disasters; and various other matters, many of which are beyond our control. In addition, these forward-looking statements are subject to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2021, filed with the SEC on February 25, 2022. You should carefully review all of these factors. Moreover, our business may be materially adversely affected by factors that are not currently known to us, by factors that we currently consider immaterial or by factors that are not specific to us, such as general economic conditions. These forward-looking statements were based on information, plans and estimates at the date of this report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes, except as may be required by law.

Overview

We are a home care services provider operating three segments: personal care, hospice and home health. Our services are principally provided in-home under agreements with federal, state and local government agencies, managed care organizations, commercial insurers and private individuals. Our consumers are predominantly “dual eligible,” meaning they are eligible to receive both Medicare and Medicaid benefits. Managed care revenues accounted for 36.2% and 36.7% of our net service revenues during the three months ended September 30, 2022 and 2021, respectively, and 35.9% and 37.3% of our net service revenues during the nine months ended September 30, 2022 and 2021, respectively.

A summary of certain consolidated financial results is provided in the table below.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net service revenues by segment:	(Amounts in Thousands)		(Amounts in Thousands)
Personal care	$179,180	$169,609	$523,142	$510,744
Hospice	51,359	39,095	151,160	112,098
Home health	9,956	7,958	29,768	17,015
Total net service revenues	$240,495	$216,662	$704,070	$639,857

Net income	$11,543	$11,577	$31,263	$32,068

As of September 30, 2022, we provided our services in 22 states through 206 offices. We served approximately 62,000 and 64,000 discrete individuals, respectively, during the nine months ended September 30, 2022 and 2021. Our personal care segment also includes staffing services, with clients including assisted living facilities, nursing homes and hospice facilities.

COVID-19 Pandemic Update

Although the United States has experienced a moderation of infection and related hospitalization rates, there continues to be a significant number of COVID-19 cases and deaths in the United States and throughout the world. The long-term trends of new cases and deaths in the United States and the future impact of the pandemic continue to be unknown.

CMS issued an interim rule in November 2021 requiring COVID-19 vaccinations for Medicare- and Medicaid-certified providers and suppliers, including hospices and home health agencies, which covers clinical staff, individuals providing services under arrangements, volunteers and staff who are not involved in direct patient care. Additionally, some states have implemented, or may implement in the future, vaccine mandates with respect to healthcare personnel. These rules have impacted, and we expect that they will continue to impact, our home health and hospice segments.

For the three and nine months ended September 30, 2022, COVID-19-related expenses in our personal care segment were approximately $0.9 million and $3.7 million, respectively, and are included in cost of service revenues on the Consolidated Statements of Income. For the three and nine months ended September 30, 2021, COVID-19-related expenses in our personal care segment were approximately $1.3 million and $14.6 million, respectively, which were offset by $0.4 million and $11.7 million, respectively, related to the utilization of a portion of the funds received from the Provider Relief Fund in November 2020 and included in cost of service revenues on the Condensed Consolidated Statements of Income. Additionally, we recognized revenue of $1.3 million and $4.3 million attributable to temporary rate increases from certain payors in our personal care segment for the three and nine months ended September 30, 2022, respectively, and $1.3 million and $6.1 million for the three and nine months ended September 30, 2021, respectively.

For the three and nine months ended September 30, 2021, COVID-19-related expenses in our hospice segment were approximately $1.9 million, which were offset by $1.9 million, related to the utilization of a portion of the funds received from the Queen City Hospice Provider Relief Fund and included in cost of service revenues on the Condensed Consolidated Statements of Income.

As of September 30, 2022, the Company deferred the recognition of $4.9 million of payments received from payors for COVID-19 reimbursement, included within accrued expenses, which will be recognized as we incur specific expenses related to the pandemic, such as expenses related to acquiring additional PPE and COVID-19 related paid time off, or will be returned to the extent COVID-19-related expenses are not incurred. We are not able to reasonably predict the total costs we will incur related to the COVID-19 pandemic, and such costs could be substantial.

Federal and state agencies continue to issue regulations and guidance related to the COVID-19 pandemic, but have shifted to reducing or terminating certain temporary measures that were implemented to ease delivery of care earlier in the COVID-19 public health emergency. The public health situation continues to evolve, and, therefore, we cannot currently predict with certainty the extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted by the pandemic. We will continue to assess the impact and consequences of the COVID-19 pandemic and government responses to the pandemic, including the implementation of the CARES Act, the PPPHCE Act, the CAA, the ARPA, other stimulus and relief legislation, the President’s National COVID-19 Preparedness Plan, and existing and potential additional federal, state and local vaccine mandates, on our business, results of operations, financial condition and cash flows. Given the dynamic nature of these circumstances, the related financial effect cannot be reasonably estimated at this time but is not expected to materially adversely impact our business. See Part I, Item 1A—Risk Factors — “The COVID-19 pandemic could negatively affect our operations, business and financial condition, and our liquidity could also be negatively impacted, particularly if the U.S. economic and/or public health conditions deteriorate in connection with the pandemic” of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022.

See “Liquidity and Capital Resources” below for additional information regarding funds received related to COVID-19 pandemic relief.

Recruiting

As the labor market has tightened and unemployment has declined in comparison to earlier levels, the competition for new caregivers, including skilled healthcare staff, and support staff has increased. In addition, the United States economy continues to experience significant inflationary pressures and a competitive labor market. To the extent that we continue to experience a shortage of caregivers, it may hinder our ability to fully meet the continuing demand for both our non-clinical and clinical services. The increased staffing challenges, including COVID-19 related quarantine requirements and inflationary pressures, resulted in increased labor costs to satisfy our staffing requirements during the three and nine months ended September 30, 2022 compared to 2021 in our non-clinical and clinical operations.

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

Our revenue by payor and significant states by segment were as follows:

Personal Care Segment	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022		2021		2022		2021
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
State, local and other governmental programs	$88,448	49.4%	$83,821	49.5%	$257,817	49.4%	$253,052	49.5%
Managed care organizations	83,199	46.4	76,890	45.3	241,164	46.1	231,211	45.3
Private pay	4,521	2.6	4,934	2.9	13,758	2.6	14,883	2.9
Commercial insurance	1,870	1.0	2,459	1.4	5,988	1.1	7,481	1.5
Other	1,142	0.6	1,505	0.9	4,415	0.8	4,117	0.8
Total personal care segment net service revenues	$179,180	100.0%	$169,609	100.0%	$523,142	100.0%	$510,744	100.0%
Illinois	$92,804	51.8%	$81,959	48.3%	$266,284	50.9%	$240,131	47.1%
New Mexico	26,912	15.0	24,214	14.3	78,825	15.1	73,291	14.3
New York (1)	20,997	11.7	24,127	14.2	63,510	12.1	77,237	15.1
All other states	38,467	21.5	39,309	23.2	114,523	21.9	120,085	23.5
Total personal care segment net service revenues	$179,180	100.0%	$169,609	100.0%	$523,142	100.0%	$510,744	100.0%

(1)
The Company has suspended materially all of its new patient admissions under the New York CDPAP program as discussed below.

Hospice Segment	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022		2021		2022		2021
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$46,537	90.6%	$36,280	92.8%	$137,174	90.8%	$104,715	93.4%
Commercial insurance	2,772	5.4	1,154	3.0	7,742	5.1	2,648	2.4
Managed care organizations	1,815	3.5	1,514	3.9	5,498	3.6	4,396	3.9
Other	235	0.5	147	0.4	746	0.5	339	0.3
Total hospice segment net service revenues	$51,359	100.0%	$39,095	100.1%	$151,160	100.0%	$112,098	100.0%
Ohio	$18,139	35.3%	$15,868	40.6%	$51,714	34.2%	$44,676	39.8%
Illinois (2)	12,188	23.7	—	—	35,290	23.3	—	—
New Mexico	7,789	15.2	9,268	23.7	23,867	15.8	27,216	24.3
All other states	13,243	25.8	13,959	35.7	40,289	26.7	40,206	35.9
Total hospice segment net service revenues	$51,359	100.0%	$39,095	100.0%	$151,160	100.0%	$112,098	100.0%

(2)
With the JourneyCare acquisition, the Company expanded its hospice services in the state of Illinois.

Home Health Segment	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022		2021		2022		2021
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$7,320	73.5%	$6,372	80.1%	$21,727	73.0%	$13,699	80.5%
Managed care organizations	1,998	20.1	1,218	15.3	6,160	20.7	2,838	16.7
Other	638	6.4	368	4.6	1,881	6.3	478	2.8
Total home health segment net service revenues	$9,956	100.0%	$7,958	100.0%	$29,768	100.0%	$17,015	100.0%
New Mexico	$8,375	84.1%	$7,958	100.0%	$24,954	83.8%	$17,015	100.0%
Illinois (3)	1,581	15.9	—	—	4,814	16.2	—	—
Total home health segment net service revenues	$9,956	100.0%	$7,958	100.0%	$29,768	100.0%	$17,015	100.0%

(3)
With the acquisition of Summit, the Company expanded its home health services in the state of Illinois.

We derive a significant amount of our net service revenues in Illinois, which represented 44.3% and 37.8% of our net service revenues for the three months ended September 30, 2022 and 2021, respectively, and accounted for 43.5% and 37.5% of our net service revenues for the nine months ended September 30, 2022 and 2021, respectively.

A significant amount of our net service revenues are derived from one payor, the Illinois Department on Aging, the largest payor program for our Illinois personal care operations, which accounted for 21.0% and 21.3% of our net service revenues for the three months ended September 30, 2022 and 2021, respectively, and accounted for 20.8% and 21.4% of the Company’s net service revenues for the nine months ended September 30, 2022 and 2021, respectively.

Changes in Reimbursement Rates

Illinois

On November 26, 2019, the City of Chicago voted to approve additional increases in the Chicago minimum wage to $14 per hour beginning July 1, 2020 and to $15 per hour beginning July 1, 2021. In subsequent years, minimum wage will be increased through a cost of living adjustment capped at 2.5%.

Effective January 1, 2021, the state of Illinois fiscal year 2021 budget increased hourly in-home care rates through the Community Care Program by 7.1%, to $23.40 from $21.84. However, the rate increase was delayed and did not take effect until April 1, 2021, as a result of the failure of the November 2020 referendum to revise the Illinois income tax code. The Company recognized $2.0 million related to the rate increase for the year ended December 31, 2021, which was received during the three and nine months ended September 30, 2022.

Originally, the Illinois fiscal year 2022 budget included a scheduled increase of hourly in-home care rates to $24.96, to be effective January 1, 2022. On July 12, 2021, in connection with the temporary increase in federal funding for Medicaid HCBS authorized by the ARPA, Illinois submitted its Initial Spending Plan and Narrative to CMS for approval. This plan included the acceleration of the rate increase to $24.96 to November 1, 2021 from January 1, 2022 (i.e., two months earlier). CMS granted partial approval of the Illinois plan, including the acceleration of the rate increase to November 1, 2021. However, CMS noted that the state will need to submit an amendment for certain Medicaid waiver programs with regard to any rate change methodology and has highlighted that pay increases for providers of HCBS funded through the temporary increase in federal matching funds available under the ARPA will require an updated rate methodology. We recognized revenue of $3.6 million related to the rate increase for the year ended December 31, 2021, of which $3.2 million was received during the nine months ended September 30, 2022. The remainder is expected to be received during the fourth quarter of 2022.

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

Hospice

Hospice services provided to Medicare beneficiaries are paid under the Medicare Hospice Prospective Payment System, under which CMS sets a daily rate for each day a patient is enrolled in the hospice benefit. CMS updates these rates each federal fiscal year. Effective October 1, 2022, CMS increased hospice payment rates by 3.8%. This reflects a 4.1% market basket increase and a negative 0.3 percentage point productivity adjustment. Hospices that do not satisfy quality reporting requirements are subject to a 2 percentage point reduction to the market basket update. Beginning in 2024, the reduction to the market basket update for failure to report quality data will increase to 4 percentage points.

Overall payments made by Medicare to each hospice provider number are subject to an inpatient cap and an aggregate cap, which is set each federal fiscal year. The inpatient cap limits the number of days of inpatient care to no more than 20% of total patient care days. The aggregate cap, which limits the total Medicare reimbursement that a hospice may receive based on an annual per-beneficiary cap amount and the number of Medicare patients served, was updated to $32,486.92 for federal fiscal year 2023, which began October 1, 2022. If a hospice’s Medicare payments exceed its inpatient or aggregate caps, it must repay Medicare the excess amount.

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

The New York fiscal year 2023 state budget, passed in April 2022, amends the current Fiscal Intermediary Request For Offer (“RFO”) process to authorize all fiscal intermediaries that submitted an RFO application and served at least 200 clients in New York City or 50 clients in other counties between January 1, 2020 and March 31, 2020 to contract with the New York State Department of Health and continue to operate in all counties contained in their application if the fiscal intermediary submits an attestation and supporting information to the New York State Department of Health no later than November 29, 2022. Under this provision, the Company is allowed to continue to contract with all of its current payors for CDPAP services as of the contract award date, which is anticipated to be January 15, 2023. The Company continues to assess the future of its participation in this program. Given the status of the program, the Company suspended materially all of its new patient admissions under the New York CDPAP.

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

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. The effective income tax rate was 23.7% and 26.6% for the three months ended September 30, 2022 and 2021, respectively. The effective income tax rates are 25.4% and 24.7% for the nine months ended September 30, 2022 and 2021, respectively, compared to our federal statutory rate of 21%. The difference between our federal statutory and effective income tax rates was principally due to the inclusion of state taxes, non-deductible compensation, excess tax expense/benefit and the use of federal employment tax credits.

Results of Operations — Consolidated

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

The following table sets forth our unaudited condensed consolidated results of operations.

	For the Three Months Ended September 30,
	2022		2021		Change
		% Of		% Of
		Net Service		Net Service
	Amount	Revenues	Amount	Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Net service revenues	$240,495	100.0%	$216,662	100.0%	$23,833	11.0%
Cost of service revenues	165,310	68.7	149,616	69.1	15,694	10.5
Gross profit	75,185	31.3	67,046	30.9	8,139	12.1
General and administrative expenses	54,228	22.5	46,280	21.4	7,948	17.2
Depreciation and amortization	3,441	1.4	3,406	1.6	35	1.0
Total operating expenses	57,669	24.0	49,686	22.9	7,983	16.1
Operating income	17,516	7.3	17,360	8.0	156	0.9
Interest income	(83)	—	(37)	—	(46)	124.3
Interest expense	2,472	1.0	1,614	0.7	858	53.2
Total interest expense, net	2,389	1.0	1,577	0.7	812	51.5
Income before income taxes	15,127	6.3	15,783	7.3	(656)	(4.2)
Income tax expense	3,584	1.5	4,206	1.9	(622)	(14.8)
Net income	$11,543	4.8%	$11,577	5.4%	$(34)	(0.3)%

Net service revenues increased by 11.0% to $240.5 million for the three months ended September 30, 2022 compared to $216.7 million for the three months ended September 30, 2021. Revenue increased by $12.3 million in our hospice segment and by $2.0 million in our home health segment during the three months ended September 30, 2022, compared to the same period in 2021. The increase in our hospice segment revenue was due to organic growth and the acquisitions of the operations of JourneyCare on February 1, 2022 and Armada on August 1, 2021.

Gross profit, expressed as a percentage of net service revenues, increased to 31.3% for the three months ended September 30, 2022, compared to 30.9% for the same period in 2021 due to growth in our higher margin hospice segment.

General and administrative expenses increased to $54.2 million for the three months ended September 30, 2022, as compared to $46.3 million for the three months ended September 30, 2021. The increase in general and administrative expenses was primarily due to acquisitions that resulted in an increase in administrative employee wages, taxes and benefit costs of $5.9 million and an increase in rent expense of $0.4 million. General and administrative expenses, expressed as a percentage of net service revenues increased to 22.5% for the three months ended September 30, 2022, from 21.4% for the three months ended September 30, 2021.

Interest expense increased to $2.5 million for the three months ended September 30, 2022 from $1.6 million for the three months ended September 30, 2021. The increase in interest expense was primarily due to higher average outstanding borrowings due to additional borrowings used to fund acquisitions and increased interest rates under our credit facility for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. The effective income tax rate was 23.7% and 26.6% for the three months ended September 30, 2022 and 2021, respectively. The difference between the federal statutory and our effective income tax rates was principally due to the inclusion of state taxes, non-deductible compensation, excess tax expense/benefit and the use of federal employment tax credits.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

The following table sets forth, for the periods indicated, our consolidated results of operations.

	For the Nine Months Ended September 30,
	2022		2021		Change
		% Of		% Of
		Net Service		Net Service
	Amount	Revenues	Amount	Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Net service revenues	$704,070	100.0%	$639,857	100.0%	$64,213	10.0%
Cost of service revenues	483,100	68.6	442,804	69.2	40,296	9.1
Gross profit	220,970	31.4	197,053	30.8	23,917	12.1
General and administrative expenses	162,476	23.1	139,881	21.9	22,595	16.2
Depreciation and amortization	10,571	1.5	10,594	1.7	(23)	(0.2)
Total operating expenses	173,047	24.6	150,475	23.5	22,572	15.0
Operating income	47,923	6.7	46,578	7.3	1,345	2.9
Interest income	(249)	—	(90)	—	(159)	176.7
Interest expense	6,278	0.9	4,092	0.6	2,186	53.4
Total interest expense, net	6,029	0.9	4,002	0.6	2,027	50.6
Income before income taxes	41,894	6.0	42,576	6.7	(682)	(1.6)
Income tax expense	10,631	1.5	10,508	1.6	123	1.2
Net income	$31,263	4.4%	$32,068	5.0%	$(805)	(2.5)%

Net service revenues increased by 10.0% to $704.1 million for the nine months ended September 30, 2022 compared to $639.9 million for the nine months ended September 30, 2021. Net service revenue increased by $39.1 million in our hospice segment and by $12.8 million in our home health segment during the nine months ended September 30, 2022, compared to the same period in 2021. During the nine months ended September 30, 2022, the increase in our hospice segment revenue was primarily due to an increase in revenue per patient day, attributable to the acquisitions of the operations of JourneyCare on February 1, 2022 and Armada on August 1, 2021, compared to the same period in 2021. Net service revenue increased by $12.4 million in our personal care segment due to an increase in revenues per billable hour for the nine months ended September 30, 2022 compared to 2021, partially offset by a decrease in the New York CDPAP program patient admissions.

Gross profit, expressed as a percentage of net service revenues, increased to 31.4% for the nine months ended September 30, 2022, compared to 30.8% for the same period in 2021. The increase was mainly attributed to the acquisition of a relatively higher margin hospice business in 2022.

General and administrative expenses increased to $162.5 million for the nine months ended September 30, 2022 as compared to $139.9 million for the nine months ended September 30, 2021. The increase in general and administrative expenses was primarily due to acquisitions and wage increases that resulted in an increase in administrative employee wages, taxes and benefit costs of $16.7 million and an increase in rent expense of $1.8 million. General and administrative expenses, expressed as a percentage of net service revenues increased to 23.1% for the nine months ended September 30, 2022, from 21.9% for the nine months ended September 30, 2021.

Interest expense increased to $6.3 million from $4.1 million for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. The increase in interest expense was primarily due to higher average outstanding borrowings and increased interest rates under our credit facility for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021.

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. The effective income tax rate was 25.4% and 24.7% for the nine months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022, the difference between our federal statutory and effective income tax rates was principally due to the inclusion of state taxes, non-deductible compensation, and excess tax expense, partially offset by the use of federal employment tax credits. For the nine months ended September 30, 2021, the difference between our federal statutory and effective income tax rates was principally due to the inclusion of state taxes and non-deductible compensation, partially offset by the use of federal employment tax credits and excess tax benefit. For the nine months ended September 30, 2022 and 2021, the effective tax rates were inclusive of an excess tax expense of 0.8% and an excess tax benefit of 2.1%, respectively. The excess tax expense/benefit is a discrete item, related to the vesting of equity shares, which requires the Company to recognize the expense/benefit fully in the period.

Results of Operations – Segments

The following tables and related analysis summarize our operating results and business metrics by segment:

Personal Care Segment

	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2022		2021		Change		2022		2021		Change
	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)						(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$179,180	100.0%	$169,609	100.0%	$9,571	5.6%	$523,142	100.0%	$510,744	100.0%	$12,398	2.4%
Cost of services revenues	131,968	73.7	125,647	74.1	6,321	5.0	386,940	74.0	375,744	73.6	11,196	3.0
Gross profit	47,212	26.3	43,962	25.9	3,250	7.4	136,202	26.0	135,000	26.4	1,202	0.9
General and administrative expenses	15,238	8.5	15,166	8.9	72	0.5	45,688	8.7	46,807	9.2	(1,119)	(2.4)
Segment operating income	$31,974	17.8%	$28,796	17.0%	$3,178	11.0%	$90,514	17.3%	$88,193	17.3%	$2,321	2.6%
Business Metrics (Actual Numbers, Except Billable Hours in Thousands)
Locations at period end							161		162
Average billable census * (1)	37,677		37,979		(302)	(0.8)%	37,253		38,266		(1,013)	(2.6)%
Billable hours * (2)	7,473		7,537		(64)	(0.8)	21,947		22,712		(765)	(3.4)
Average billable hours per census per month * (2)	65.9		65.8		0.1	0.2	65.2		65.7		(0.5)	(0.8)
Billable hours per business day * (2)	113,229		114,195		(966)	(0.8)	112,547		116,472		(3,925)	(3.4)
Revenues per billable hour * (2)	$23.92		$22.47		$1.45	6.5%	$23.71		$22.45		$1.26	5.6%
Same store growth revenue % * (3)	7.0%		4.0%				3.5%		6.6%

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

The personal care segment derives a significant amount of its net service revenues from operations in Illinois, which represented 44.3% and 37.8% of our net service revenues for the three months ended September 30, 2022 and 2021, respectively, and accounted for 43.5% and 37.5% of our net service revenues for the nine months ended September 30, 2022 and 2021, respectively. One payor, the Illinois Department on Aging, accounted for 21.0% and 21.3% of net service revenues for the three months ended September 30, 2022 and 2021, respectively, and accounted for 20.8% and 21.4% of net service revenues for the nine months ended September 30, 2022 and 2021, respectively.

Net service revenues from state, local and other governmental programs accounted for 49.4% and 49.5% of net service revenues for the three months ended September 30, 2022 and 2021, respectively. Managed care organizations accounted for 46.4% and 45.3% of net service revenues for the three months ended September 30, 2022 and 2021, respectively, with commercial insurance, private pay and other payors accounting for the remainder of net service revenues. Net service revenues from state, local and other governmental programs accounted for 49.4% and 49.5% of net service revenues for the nine months ended September 30, 2022 and 2021, respectively. Managed care organizations accounted for 46.1% and 45.3% of net service revenues for the nine months ended September 30, 2022 and 2021, respectively with commercial insurance, private pay and other payors accounting for the remainder of net service revenues.

Net service revenues increased by 5.6% and increased by 2.4% for the three and nine months ended September 30, 2022, respectively, compared to the three and nine months ended September 30, 2021. Net service revenues included a 6.5% and 5.6% increase in revenues per billable hour for the three and nine months ended September 30, 2022, respectively, mainly attributed to rate increases discussed above, as compared to the three and nine months ended September 30, 2021. The Company experienced a decrease in New York net service revenues of $3.1 million and $13.7 million for the three and nine months ended September 30, 2022, primarily driven by a decrease in participation in the New York CDPAP program as discussed above, compared to 2021. Gross profit, expressed as a percentage of net service revenues, increased to 26.3% for the three months ended September 30, 2022 from 25.9% for the three months ended September 30, 2021 . This increase was primarily due to decreases in direct payroll and benefits as a percentage of net service revenues of 0.4% for the three months ended September 30, 2022. Gross profit expressed as a percentage of net service revenues, decreased to 26.0% for the nine months ended September 30, 2022 from 26.4% for the nine months ended September 30, 2021.This decrease was primarily due to an increase of 0.4% in direct payroll as a percentage of net service revenues for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021 primarily related to the labor wage pressures discussed above.

General and administrative expenses, expressed as a percentage of net service revenues, was 8.7% and 9.2% for the nine months ended September 30, 2022 and 2021, respectively.

Hospice Segment

	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2022		2021		Change		2022		2021		Change
	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)						(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$51,359	100.0%	$39,095	100.0%	$12,264	31.4%	$151,160	100.0%	$112,098	100.0%	$39,062	34.8%
Cost of services revenues	25,695	50.0	18,992	48.6	6,703	35.3	74,659	49.4	56,500	50.4	18,159	32.1
Gross profit	25,664	50.0	20,103	51.4	5,561	27.7	76,501	50.6	55,598	49.6	20,903	37.6
General and administrative expenses	12,550	24.4	8,880	22.7	3,670	41.3	37,298	24.7	26,016	23.2	11,282	43.4
Segment operating income	$13,114	25.5%	$11,223	28.7%	$1,891	16.8%	$39,203	25.9%	$29,582	26.4%	$9,621	32.5%
Business Metrics (Actual Numbers)
Locations at period end							33		34
Admissions * (1)	3,182		2,565		617	24.1%	9,778		7,211		2,567	35.6%
Average daily census * (2)	3,280		2,629		651	24.8	3,304		2,523		781	31.0
Average discharge length of stay * (3)	93		95		(2)	(2.1)	87		95		(8)	(8.4)
Patient days * (4)	301,797		240,692		61,105	25.4	880,574		680,600		199,974	29.4
Revenue per patient day * (5)	$170.18		$162.43		$7.75	4.8%	$171.66		$164.71		$6.95	4.2%
Organic growth
- Revenue * (6)	0.1%		(4.8)%				1.6%		(7.2)%
- Average daily census * (6)	2.2%		(7.6)%				5.0%		(24.6)%

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

The hospice segment generates net service revenues by providing care to patients with a life expectancy of six months or less, as well as related services for their families. Hospice offers four levels of care, as defined by Medicare, to meet the varying needs of patients and their families. The four levels of hospice include routine home care, continuous home care, general inpatient care and respite care. Our hospice segment principally provides routine home care and continuous home care services, and with the JourneyCare acquisition, expanded into providing general inpatient care services. In our hospice segment, net service revenues from Medicare accounted for 90.6% and 92.7% for the three months ended September 30, 2022 and 2021, respectively, and 90.8% and 93.4% for the nine months ended September 30, 2022 and 2021, respectively. Net service revenues from managed care organizations accounted for 3.5% and 3.9% for each the three months ended September 30, 2022 and September 30, 2021, and 3.6% and 3.9% for the nine months ended September 30, 2022 and 2021, respectively.

Net service revenues increased by $12.3 million and $39.1 for the three and nine months ended September 30, 2022, respectively, compared to the three and nine months ended September 30, 2021 attributed to organic growth and the acquisitions of the operations of JourneyCare on February 1, 2022 and Armada on August 1, 2021.

Gross profit, expressed as a percentage of net service revenues was 50.0% and 51.4% for the three months ended September 30, 2022 and 2021, respectively, and 50.6% and 49.6%, for the nine months ended September 30, 2022 and 2021, respectively. For the three months ended September 30, 2022, the decrease was mainly attributed to increases in direct employee wages, taxes and benefit costs of 1.3% . For the nine months ended September 30, 2022, the increase was mainly attributed to the decrease in pharmacy related expenses of 1%.

The hospice segment’s general and administrative expenses primarily consist of administrative employee wages, taxes and benefit costs, rent, information technology and office expenses. General and administrative expenses, expressed as a percentage of net service revenues was 24.4% and 22.7% for the three months ended September 30, 2022 and 2021, respectively, and 24.7% and 23.2% for the nine months ended September 30, 2022 and 2021, respectively. The increase in general and administrative expenses for the three and nine months ended September 30, 2022, was due to acquisitions that resulted in a $3.0 million and $8.8 million, respectively, increase in administrative employee wages, taxes and benefit costs.

Home Health Segment

	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2022		2021		Change		2022		2021		Change
	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)						(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$9,956	100.0%	$7,958	100.0%	$1,998	25.1%	$29,768	100.0%	$17,015	100.0%	$12,753	75.0%
Cost of services revenues	7,647	76.8	4,977	62.5	2,670	53.6	21,501	72.2	10,560	62.1	10,941	103.6
Gross profit	2,309	23.2	2,981	37.5	(672)	-22.5	8,267	27.8	6,455	37.9	1,812	28.1
General and administrative expenses	2,410	24.2	1,477	18.6	933	63.2	7,270	24.4	3,410	20.0	3,860	113.2
Segment operating income	$(101)	(1.0)%	$1,504	18.9%	$(1,605)	-106.7%	$997	3.3%	$3,045	17.9%	$(2,048)	(67.3)%
Business Metrics (Actual Numbers)
Locations at period end							12		11
New admissions * (1)	3,684		2,608		1,076	41.3%	10,371		4,962		5,409	109.0%
Recertifications * (2)	1,482		1,081		401	37.1	4,207		2,476		1,731	69.9
Total volume * (3)	5,166		3,689		1,477	40.0	14,578		7,438		7,140	96.0
Visits * (4)	71,670		55,963		15,707	28.1%	205,335		115,210		90,125	78.2%
Organic growth
- Revenue * (5)	0.2%		24.8%				(1.2)%		15.9%
- Admissions * (5)	18.6%		27.9%				15.7%		23.8%

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

The home health segment generates net service revenues by providing home health services on a short-term, intermittent or episodic basis to individuals, generally to treat an illness or injury. Net service revenues from Medicare accounted for 73.5% and 80.1%, managed care organizations accounted for 20.1% and 15.3% and other accounted for 6.4% and 4.6% for the three months ended September 30, 2022 and 2021, respectively. Net service revenues from Medicare accounted for 73.0% and 80.5%, managed care organizations accounted for 20.7% and 16.7% and other accounted for 6.3% and 2.8% for the nine months ended September 30, 2022 and 2021, respectively. Home health services provided to Medicare beneficiaries are paid under the Medicare Home Health Prospective Payment System, which uses national, standardized 30-day period payment rates for periods of care. CMS uses the PDGM as the case-mix classification model to place periods of care into payment categories, classifying patients based on clinical characteristics. An outlier adjustment may be paid for periods of care in which costs exceed a specific threshold amount.

Net service revenues increased by $2.0 million and $12.7 million for the three and nine months ended September 30, 2022, respectively, compared to the three and nine months ended September 30, 2021. Total visits increased for the three months and nine months ended September 30, 2022, mainly attributed to the acquisition of Armada on August 1, 2021 and Summit on October 1, 2021.

Gross profit, expressed as a percentage of net service revenues was 23.2% and 37.5% for the three months ended September 30, 2022 and 2021, respectively, and 27.8% and 37.9%, for the nine months ended September 30, 2022 and 2021, respectively. For the three and nine months ended September 30, 2022, the decrease was primarily due to an increase in direct employee wages, taxes and benefit costs of 13.6% and 9.2%, respectively, as a percentage of net service revenues.

The home health segment’s general and administrative expenses primarily consist of administrative employee wages, taxes and benefit costs, rent, information technology and office expenses. General and administrative expenses, expressed as a percentage of net service revenues was 24.2% and 18.6% for the three months ended September 30, 2022 and 2021, respectively, and 24.4% and 20.0% for the nine months ended September 30, 2022 and 2021, respectively. The increase in general and administrative expenses was primarily due to acquisitions that resulted in a $0.8 million and $3.2 million increase in administrative employee wages, taxes and benefit costs for the three and nine months ended September 30, 2022.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand and cash from operations and borrowings under our credit facility. At September 30, 2022 and December 31, 2021, we had cash balances of $105.6 million and $168.9 million, respectively. At September 30, 2022, we had a $600.0 million revolving credit facility and a $125.0 million incremental loan facility, which may be for term loans or an increase to the revolving loan commitments. The maturity of this credit facility is July 30, 2026.

During the nine months ended September 30, 2022, we (i) drew $47.0 million under our revolving credit facility to fund, in part, the JourneyCare and Apple Home acquisitions (ii) repaid $105.0 million under our revolving credit facility. As of September 30, 2022, we had a total of $166.9 million in revolving loans, with an interest rate of 5.11% outstanding on its credit facility and after giving effect to the amount drawn on our credit facility, approximately $8.1 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA (as defined in the Credit Agreement), we had $375.5 million of capacity and $200.5 million available for borrowing under our credit facility. At December 31, 2021, we had a total of $224.9 million revolving credit loans, with an interest rate of 2.10%, outstanding on our credit facility.

Our credit facility requires us to maintain a total net leverage ratio not exceeding 3.75:1.00. At September 30, 2022, we were in compliance with our financial covenants under the Credit Agreement. Although we believe our liquidity position remains strong, we can provide no assurance that we will remain in compliance with the covenants in our Credit Agreement, and in the future, it may prove necessary to seek an amendment with the bank lending group under our credit facility. Additionally, there can be no assurance that we will be able to raise additional funds on terms acceptable to us, if at all.

See Note 8 to the Notes to Condensed Consolidated Financial Statements, Long-Term Debt, for additional details of our long-term debt.

COVID-19 Pandemic

As a result of the COVID-19 pandemic, federal and state governments have passed legislation, promulgated regulations, and taken other administrative actions intended to assist healthcare providers in providing care to COVID-19 patients and other patients during the public health emergency. These temporary measures include relief from Medicare conditions of participation requirements for healthcare providers, relaxation of licensure requirements for healthcare professionals, relaxation of privacy restrictions for telehealth remote communications, promoting use of telehealth by expanding the scope of services for which Medicare reimbursement is available, and limited waivers of fraud and abuse laws for activities related to COVID-19 during the emergency period. The current federal public health emergency declaration expires January 11, 2023, but HHS has indicated it will provide states with 60 days’ notice prior to termination of the declaration.

Provider Relief Fund

In November 2020, the Company received grants in an aggregate principal amount of $13.7 million from the Provider Relief Fund, and fully utilized these funds as of December 31, 2021, including $0.4 million and $11.7 million during the three and nine months ended September 30, 2021, for healthcare related expenses, including retention payments, attributable to COVID-19 that were unreimbursed by other sources. We were required to properly and fully document the use of such funds in reports to HHS, and we have submitted the required reports.

Payroll tax deferral

The CARES Act allowed for the deferral of the employer portion of Social Security payroll taxes through December 31, 2020. As of September 30, 2022 and December 31, 2021, the deferred portion of employer Social Security payroll taxes was $4.1 million, which is included within Government stimulus advances on the Company’s Unaudited Condensed Consolidated Balance Sheets. The payroll tax deferral requires that the remaining deferred payroll taxes be paid by December 31, 2022.

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

HCBS spending plans for the additional matching funds vary by state, but common initiatives in which the Company is participating include those aimed at strengthening the provider workforce (e.g., efforts to recruit, retain, and train direct service providers). The Company is required to properly and fully document the use of such funds in reports to the state in which the funds originated. Funds may be subject to recoupment if not expended or if they are expended on non-approved uses. During the nine months ended September 30, 2022, the Company received state funding provided by the ARPA in an aggregate amount of $22.4 million. The Company recorded revenue of $1.7 million and related cost of service revenues of $1.3 million for certain states that met the revenue recognition criteria. The Company deferred the remaining $20.7 million, which was received from states with specific spending plans and reporting requirements. The Company utilized $3.2 million and $3.6 million of these funds during the three and nine months ended September 30, 2022, primarily for caregivers and adding support to recruiting and retention efforts, included as a reduction of cost of service revenues in the Company’s Unaudited Condensed Consolidated Statements of Income. As of September 30, 2022, the deferred portion of ARPA funding was $17.0 million, which is included within Government stimulus advances on the Company’s Unaudited Condensed Consolidated Balance Sheets.

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

In our hospice segment, Medicare sequester relief resulted in an increase in net service revenues of $0.0 million and $0.7 million for the three months ended September 30, 2022 and 2021, respectively, and $1.4 million and $2.1 million for each of the nine months ended September 30, 2022 and 2021. In our home health segment, Medicare sequester relief resulted in an increase in net service revenues of $0.0 million and $0.1 million for each of the three months ended September 30, 2022 and 2021, respectively.

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

See Note 7 to the Notes to Condensed Consolidated Financial Statements, COVID-19 Pandemic, for additional details of the COVID-19 pandemic.

Cash Flows

The following table summarizes changes in our cash flows:

	For the Nine Months Ended September 30,
	2022	2021
	(Amounts in Thousands)
Net cash provided by (used in) operating activities	$80,818	$14,287
Net cash used in investing activities	(87,354)	(32,433)
Net cash used in financing activities	(56,715)	25,447

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Cash flows from operating activities represent the inflow of cash from our payors and the outflow of cash for payroll and payroll taxes, operating expenses, interest and taxes. Net cash provided by operating activities was $80.8 million for the nine months ended September 30, 2022, compared to net cash used in operating activities of $14.3 million for the same period in 2021. The increase in cash provided by operations was primarily due to the timing of receipts on accounts receivable and the timing of government stimulus funds. The changes in accounts receivable were primarily related to the growth in revenue and a decrease in days sales outstanding (“DSO”) during the nine months ended September 30, 2022 compared to 2021, as described below. The related receivables due from the Illinois Department on Aging represented 15.3% and 16.1% of the Company’s net accounts receivable at September 30, 2022 and December 31, 2021, respectively, as discussed below.

Net cash used in investing activities for the nine months ended September 30, 2022, primarily consisted of $87.3 million of net cash used for the JourneyCare acquisition. For the nine months ended September 30, 2022 and 2021, property and equipment purchases, primarily related to our ongoing investments in our technology infrastructure, were $2.8 million and $3.2 million, respectively.

Net cash used in financing activities for the nine months ended September 30, 2022, primarily related to a $105.0 million payment on the revolver portion of our credit facility, partially offset by borrowings of $47.0 million on the revolver portion of our credit facility to fund, in part, the JourneyCare and Apple Home acquisitions. For the nine months ended September 30, 2022 and 2021, net cash provided by financing activities included cash received from the exercise of stock options of $1.3 million and $0.2 million, respectively.

Outstanding Accounts Receivable

Gross accounts receivable as of September 30, 2022 and December 31, 2021 were approximately $127.6 million and $138.4 million, respectively. Outstanding accounts receivable, net of allowance for credit losses, decreased by $10.7 million as of September 30, 2022 as compared to December 31, 2021. Accounts receivable for the Illinois Department on Aging increased approximately $0.1 million during the quarter ended September 30, 2022. Our collection procedures include review of account aging and direct contact with our payors. We have historically not used collection agencies. An uncollectible amount is written off to the allowance account after reasonable collection efforts have been exhausted.

We calculate our DSO by taking the trade accounts receivable outstanding, net of allowance for credit losses for doubtful accounts, divided by the net service revenues for the last quarter, multiplied by the number of days in that quarter. Our DSOs were 46 days and 54 days at September 30, 2022 and December 31, 2021, respectively. The DSOs for our largest payor, the Illinois Department on Aging, were 35 days and 43 days at September 30, 2022 and December 31, 2021, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

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

Recently Issued Accounting Pronouncements

Refer to Note 2 to the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. As of September 30, 2022, we had outstanding borrowings of approximately $166.9 million on our credit facility, all of such borrowings were subject to variable interest rates. If the variable rates on this debt were 100 basis points higher than the rate applicable to the borrowing during the three and nine month periods ended September 30, 2022, our net income would have decreased by $0.5 million, or $0.03 per diluted share, and $1.6 million, or $0.10 per diluted share, respectively. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ADDUS HOMECARE CORPORATION

Date: November 1, 2022	By:	/s/ R. DIRK ALLISON

R. Dirk Allison Chairman and Chief Executive Officer (As Principal Executive Officer)

Date: November 1, 2022	By:	/s/ BRIAN POFF

Brian Poff Chief Financial Officer (As Principal Financial Officer)