Form 10-K
period 2022-12-31
Addus HomeCare Corp
filed 2023-02-28
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the last sale price on The Nasdaq Global Market on June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1,311,167,000.

As of February 17, 2023, there were 16,127,766 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2023 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2021 fiscal year) are incorporated by reference into Part III of this Annual Report on Form 10-K.

Auditor Firm PCAOB Id:	238	Auditor Name:	PricewaterhouseCoopers LLP	Auditor Location:	Dallas, Texas

SPECIAL CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

When included in this Annual Report on Form 10-K, or in other documents that we file with the Securities and Exchange Commission (“SEC”) or in statements made by or on behalf of the Company, words like “believes,” “belief,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “would,” “should,” and similar expressions are intended to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to:

•
The impact of macroeconomic conditions, rising global inflation and interest rates, legislative developments, trade disruptions and supply chain disruptions on our business and our customers’ businesses;
•
business disruptions due to natural disasters, acts of terrorism, pandemics (including the ongoing COVID-19 pandemic), riots, civil insurrection or social unrest, looting, protests, strikes or street demonstrations;
•
changes in operational and reimbursement processes and payment structures at the state or federal levels;
•
changes in Medicaid, Medicare, other government program and managed care organizations policies and payment rates, and the timeliness of reimbursements received under government programs;
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
•
changes in payments and covered services due to the overall economic conditions and deficit reduction measures by federal and state governments, and our expectations regarding these changes;
•
cost containment initiatives undertaken by federal and state governmental and other third-party payors;
•
our ability to access financing through the capital and credit markets;

•
our ability to meet debt service requirements and comply with covenants in debt agreements;
•
our ability to integrate and manage our information systems;
•
any security breaches, cyber-attacks, loss of data, or cybersecurity threats or incidents, and any actual or perceived failures to comply with legal requirements related to the privacy of confidential consumer data and other sensitive information;
•
the size and growth of the markets for our services, including our expectations regarding the markets for our services;
•
the acceptance of privatized social services;
•
eligibility standards and limits on services imposed by state governmental agencies;
•
the potential for litigation, audits and investigations;
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

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on any forward-looking statement as a prediction of future events. We expressly disclaim any obligation or undertaking, and we do not intend to release publicly any updates or changes in our expectations concerning the forward-looking statements or any changes in events, conditions or circumstances upon which any forward-looking statement may be based, except as required by law. For a discussion of some of the factors discussed above as well as additional factors, see Part I, Item 1A—“Risk Factors” and Part II, Item 7—”Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

Unless otherwise provided, “Addus,” “we,” “us,” “our,” and the “Company” refer to Addus HomeCare Corporation and our consolidated subsidiaries and “Holdings” refers to Addus HomeCare Corporation. When we refer to 2022, 2021 and 2020, we mean the twelve-month period then ended December 31, unless otherwise provided.

A copy of this Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC, including all exhibits, is available on our internet website at http://www.addus.com on the “Investors” page link. Information contained on, or accessible through, our website is not a part of, and is not incorporated by reference into, this Annual Report on Form 10-K.

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

As of December 31, 2022, we provided services in 22 states through approximately 202 offices. For the years ended December 31, 2022 and 2021, we served approximately 66,000 and 67,000 discrete consumers, respectively.

We continue to drive organic growth while also growing through acquisitions, focusing on growth in the states in which we have a presence while adding clinical care services to our offerings. As of December 31, 2022, we provide all three levels of care, personal care, home health and hospice services, in Ohio, Illinois and New Mexico and strategically continue to pursue other markets.

A summary of our financial results is provided in the table below.

	For the Years Ended December 31,
	2022	2021
	(Amounts in Thousands)
Personal care	$706,507	$685,854
Hospice	201,772	152,253
Home health	42,841	26,392
Total net service revenue by segment	$951,120	$864,499

Net income	$46,025	$45,126
Total assets	937,994	947,585

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

Our Market and Opportunity

We provide home care services that primarily include personal care services to assist with activities of daily living, as well as hospice and home health services. These services allow the elderly and other infirm adults who require long-term care and assistance with activities of daily living to maintain their independence at home with their families. Personal care services are a significant component of home and community-based services (“HCBS”), which have grown in significance and demand in recent years and during the COVID-19 pandemic. In particular, the demand for personal care services is growing from managed care delivery models, including Medicaid Long-Term Services and Supports (“LTSS”) programs and Medicare Advantage plans. Managed care plans aim to manage cost, utilization and quality through collaboration of health insurance plans and healthcare providers. We also offer personal care services to private pay consumers. We expect demand for HCBS to continue to grow due to the aging of the U.S. population and improved opportunities for individuals to receive home-based care as an alternative to institutional care.

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

The personal care services industry is subject to increasing regulation. At the federal level, efforts have focused on improved coordination of regulation across the various types of Medicaid programs through which personal care services are offered. Federally required state mandates include implementing electronic visit verification (“EVV”), which is used to collect home visit data, and obtaining state licenses or registrations. Providers must dedicate substantial resources to ensure continuing compliance with all applicable regulations and significant expenditures may be necessary to offer new services or to expand into new markets. We believe licensing requirements and regulations, including those related to EVV, the increasing focus on improving health outcomes, the rising cost and complexity of operations and technology and pressure on reimbursement rates due to constrained government resources may discourage new providers and may encourage industry consolidation.

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

Our Growth Strategy

The growth of our revenues is closely correlated with the number of consumers to whom we provide our services. Our continued growth depends on our ability to provide consistently high-quality care, maintain our existing payor relationships, establish relationships with new payors, increase our referral sources and attract and retain caregivers. Our continued growth is also dependent upon the authorization by state agencies of new consumers to receive our services. We believe there are several market opportunities for growth as the population ages. Moreover, individuals generally prefer to receive care in their homes, and we believe the COVID-19 pandemic has heightened this preference due to health concerns that may be associated with institutional settings for long-term care, along with concerns about the re-imposition of visitor restrictions that were imposed in many long-term care facilities in response to the pandemic. Finally, we believe the provision of home-based services is more cost-effective than the provision of similar services in institutional settings for long-term care. We plan to continue our revenue growth and margin improvement and enhance our competitive positioning by executing on the following growth strategies:

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

Grow Through Acquisitions

In addition to our organic growth, we have been growing through acquisitions that have expanded our presence in current markets or facilitated our entry into new markets. We completed two acquisitions in 2022, despite the continuing challenges and disruptions related to the COVID-19 pandemic: JourneyCare Inc. (“JourneyCare”) on February 1, 2022 and Apple Home Healthcare, LTD (“Apple Home”) on October 1, 2022. Acquisitions completed in 2022 accounted for $48.7 million in net service revenues for the year ended December 31, 2022. We also completed two acquisitions in 2021: Armada Skilled Homecare of New Mexico LLC, Armada Hospice of New Mexico LLC and Armada Hospice of Santa Fe LLC (collectively, “Armada”) on August 1, 2021 and Summit Home Health, LLC (“Summit”) on October 1, 2021.

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

Our Services

We operate three business segments: personal care, hospice and home health. Without our services, many of our consumers would be at increased risk of placement in a long-term care institution.

Personal Care

Our personal care segment provides non-medical assistance with activities of daily living, primarily to persons who are at increased risk of hospitalization or institutionalization, such as the elderly, chronically ill or disabled. The services we provide include assistance with bathing, grooming, oral care, feeding and dressing, medication reminders, meal planning and preparation, housekeeping and transportation services. Many consumers need such services on a long-term basis to address chronic or acute conditions. Our personal care segment also includes staffing services, with clients including assisted living facilities, nursing homes and hospice facilities. Each payor client establishes its own eligibility standards, determines the type, amount, duration and scope of services, and establishes the applicable reimbursement rate in accordance with applicable laws, regulations or contracts.

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

Our Payors

Our payor clients are principally federal, state and local governmental agencies and managed care organizations. The federal, state and local programs under which the agencies operate are subject to legislative and budgetary restrictions, changes and other risks that can influence reimbursement rates. Managed care organizations that operate as an extension of government payors are subject to similar economic pressures. Our commercial insurance payor clients are typically for-profit companies and are continuously seeking opportunities to control costs.

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

Competition

We believe our industry is highly competitive, fragmented and market specific. Each local market has its own competitive profile and no single competitor has significant market share across all of our markets. Our competition consists of personal care service providers, home health providers, hospice providers, private caregivers, larger publicly held companies, privately held companies, privately held single-site agencies, hospital-based agencies, not-for-profit organizations, community-based organizations, managed care organizations and self-directed care programs. In addition, certain governmental payors contract with other providers for services we offer. We have experienced, and expect to continue to experience, competition from new entrants into our markets. Increased competition may result in pricing pressures, loss of or failure to gain market share or loss of consumers or payors, any of which could harm our business. In addition, some of our competitors may have greater financial, technical, political and marketing resources, as well as name recognition with consumers and payors.

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

We establish new referral relationships with various managed care organizations that contract with the states to service the Medicaid programs. We have met with many contracted managed care organizations in markets we serve and believe we are building the relationships necessary to generate continued referrals of new clients.

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

With respect to our hospice and home health patients, we receive substantially all of our referrals through other healthcare providers, such as hospitals, physicians, nursing homes and assisted living facilities. We have a team of community liaisons in our hospice and home health operations that educate and develop relationships with other healthcare providers and the community at large.

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

Hospice

Medicare beneficiaries who have a terminal illness and a life expectancy of six months or less may elect to receive hospice benefits (i.e., palliative services for management of a terminal illness) in lieu of standard Medicare coverage for treatment. Hospice services are paid under the Medicare Hospice Prospective Payment System (“HPPS”), under which CMS sets a daily rate for each day a patient is enrolled in the hospice benefit. CMS requires hospice providers to submit quality reporting data each year and updates hospice payment rates annually using a market basket index. Hospices that do not satisfy quality reporting requirements are subject to a 2 percentage point reduction to the market basket percentage update. Beginning in federal fiscal year 2024, the reduction to the market basket update for failure to satisfy quality reporting requirements will increase to 4 percentage points. Additionally, hospice providers are subject to two specific payment limit caps under the Medicare program each federal fiscal year: the inpatient cap and the aggregate cap, as discussed further in Note 1 to the Notes to Consolidated Financial Statements.

Home Health

CMS reimburses home health agencies under a prospective payment system, paying a national, standardized 30-day period payment rate if a period of care meets a threshold of home health visits. The daily home health payment rate is adjusted for case-mix and area wage levels. CMS uses the Patient-Driven Groupings Model (“PDGM”) as the case-mix classification model to place periods of care into payment categories, classifying patients based on clinical characteristics. An outlier adjustment may be paid for periods of care in which costs exceed a specific threshold amount. CMS updates home health payment rates annually using a market basket index. Home health agencies that do not submit required quality data are subject to a 2 percentage point reduction to the market basket update. In addition, CMS began implementing a nationwide expansion of the Home Health Value-Based Purchasing (“HHVBP”) Model in January 2022. Under the HHVBP Model, home health agencies will receive increases or reductions to their Medicare fee-for-service payments of up to 5% based on performance against specific quality measures relative to the performance of other home health providers. Data collected in each performance year will impact Medicare payments two years later. Calendar year 2023 is the first performance year under the expanded HHVBP Model, which will affect payments in calendar year 2025.

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

Payment models vary by state. Currently, home health services are often reimbursed by state Medicaid programs on a fee-for-service basis. For hospice services, the state pays an amount for each day that a beneficiary is under the care of a hospice provider based on the type and intensity of services furnished. Many states are moving the administration of their Medicaid hospice and home healthcare programs to managed care organizations in order to effectively manage costs.

Currently, personal care services and other HCBS are largely reimbursed on a fee-for-service basis. Some states have received permission from CMS to provide HCBS under waivers of traditional Medicaid requirements. In an effort to control escalating Medicaid costs, states are increasingly requiring Medicaid beneficiaries to enroll in managed care plans for better coordination of HCBS and healthcare services. For example, over three-quarters of Medicaid beneficiaries in Illinois are a part of the Health Choice Illinois statewide managed care program, which is serviced by various managed care organizations. Reimbursement from the managed care organizations for personal care services is generally on an hourly, fee-for-service basis with rates consistent with or as a percentage of the individual state funded rates, where applicable.

Illinois Department on Aging

A significant amount of our net service revenues from our personal care segment are derived from once specific payor client, the Illinois Department on Aging, which accounted for 20.7% and 21.4% of our net service revenues for 2022 and 2021, respectively. The Illinois Department on Aging coordinates programs and community-based services intended to improve quality of life and preserve the independence of older individuals. The Illinois Department on Aging is funded by Medicaid, Illinois’s Commitment to Human Services Fund, and general revenue funds of the state of Illinois, and also receives funding available under the federal Older Americans Act (“OAA”). The Department on Aging’s Community Care Program (“CCP”) provides adult day services, emergency home response and in-home services, which consist of personal care services, to individuals who are age 60 and over and meet other eligibility requirements. Some of these services are provided through Medicaid waivers granted by CMS.

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

Human Capital

The following is a breakdown of our part- and full-time employees, including the employees in our corporate support center, as of December 31, 2022:

	Full-time	Part-time	Total
Caregivers and agency staff	5,835	26,892	32,727
Corporate support centers	449	6	455
	6,284	26,898	33,182

Our caregivers, excluding agency staff, provide substantially all of our services and comprise approximately 94.4% of our total workforce. They undergo a criminal background check and are provided with pre-service training and orientation and an evaluation of their skills. In many cases, caregivers are also required to attend ongoing in-service education. In certain states, our caregivers are required to complete certified training programs and maintain a state certification. Approximately 51.4% of our total employees are represented by labor unions. We maintain strong working relationships with these labor unions. We have numerous collective bargaining agreements with local affiliates of the Service Employees International Union (“SEIU”), which are renegotiated from time to time.

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

The COVID-19 pandemic has reinforced for us the importance of keeping our employees and the personnel provided by independent contractors safe and healthy. In response to the pandemic, the Company has taken actions aligned with the Centers for Disease Control and Prevention to protect its workforce so that they can more safely and effectively perform their work. We have recognized the challenges presented by the pandemic and have adjusted our operations to comply with health and safety standards, regulations and guidance provided by the Occupational Safety and Health Administration (“OSHA”), the United States Department of Labor and other regulatory bodies that focus on the safety of employees.

Recruiting and Development

Employee recruiting and retention remains a top priority each year for Addus, as we are committed to hiring and retaining excellent employees. As the labor market continues to be tight and unemployment has remained at low levels, the competition for new caregivers continues to be significant, which will continue to impact our ability to attract and retain new caregivers.

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

Community Outreach

We are committed to efforts to make a difference in our communities. Our local investments include providing monetary and personnel contributions to faith based organizations, public housing authorities, public school systems and other non-profit community organizations. For example, we partner with organizations such as The Hope Foundation, which provides resources to families in need of additional help outside of the hospice benefit; the National Minority Health Association, which seeks to mobilize homecare workers to increase vaccination confidence and rates in underserved communities through its Flex for Checks community-based program; and National Association of Area Agencies on Aging, a network of agencies responsible for local planning of home and community based services delivered to older Americans. Additionally, our employees are involved in various local events such as taking part in town parades, holding food drives and providing health and personal protective equipment (“PPE”) to first responders.

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

In order to comply with current and future state and federal laws and regulations around EVV use, we utilize several different vendors and have built interfaces between the EVV vendor and the patient accounting system utilized in the respective branch location. Our caregivers use a mix of Interactive Voice Response (“IVR”) and mobile applications for EVV. In addition, we use these technologies to record basic information about each visit, record start and end times for a scheduled shift, track mileage reimbursement, send text messages to the caregivers and communicate basic payroll information.

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

We utilize the ADP Vantage Suite as our base human resources and payroll processing system and use their services and products to manage our leave of absence processes, benefits, 401(k) and flexible spending account administration, garnishment services, payroll tax filings, ACA compliance and filings, and time and attendance. For financial management, we utilize Oracle’s Planning Budgeting Cloud Service as our solution for budgeting, forecasting, and financial reporting and Oracle Fusion for the general ledger, accounts payable and fixed assets.

Government Regulation

Overview

Our business is subject to extensive federal, state and local regulation. Changes in the laws and regulations, or new interpretations of existing laws and regulations, may have a material impact on the definition of permissible activities, the relative cost of doing business, and the methods and amounts of payment for care by both governmental and other payors. In addition, differences among state laws may impede our ability to expand into certain markets. If we fail to comply with applicable laws and regulations, we could suffer administrative civil or criminal penalties, including substantial fines, the loss of our licenses to operate and our ability to participate in federal or state programs. In addition, the healthcare industry has experienced, and is expected to continue to experience, extensive and dynamic change. It is difficult to predict the effect of these changes on budgetary allocations for our services. See further discussion at “Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Liquidity and Capital Resources.”

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

Healthcare Reform

The healthcare industry is subject to changing political, regulatory, and economic influences at the federal and state level that may affect our business. In recent years, the healthcare industry has undergone significant changes, many of which have been aimed at reducing costs and government spending and increasing access to health insurance. The most prominent of these efforts, the Patient Protection and Affordable Care Act, as amended by the HealthCare and Education Reconciliation Act of 2010 (collectively, the “ACA”), affects how healthcare services are covered, delivered and reimbursed. The ACA increased health insurance coverage through a combination of public program expansion and private sector health insurance reforms. The law has been, and continues to be, subject to legislative and regulatory changes and court challenges. Although the current presidential administration has indicated its intent to protect the ACA, it is possible that there may be continued changes to the ACA, its implementation or interpretation.

States continue to explore payment and delivery reform initiatives, including quality of care incentives. Some states use or have applied to use Medicaid waivers granted by CMS to implement the ACA’s Medicaid expansion provisions, impose different eligibility or enrollment restrictions, or otherwise implement programs that vary from federal standards. Some of these program changes may reduce the number of Medicaid enrollees in certain states. For example, Georgia intends to impose work and community engagement requirements under a Medicaid demonstration program that is expected to launch in mid-2023, while the current presidential administration and several courts have rejected similar initiatives in other states, making it difficult to predict the nature and success of potential changes. In addition, enrollment in managed Medicaid plans has increased in recent years, as state governments seek to control the cost of Medicaid programs. Managed Medicaid programs enable states to contract with one or more entities for patient enrollment, care management and claims adjudication. The states usually do not relinquish program responsibilities for financing, eligibility criteria and core benefit plan design.

The CMS Innovation Center tests innovative payment and service delivery systems to reduce Medicare and Medicaid program expenditures while maintaining or enhancing quality. For example, the CMS Innovation Center has supported testing of new models of care for “dual eligibles,” funding of home health providers that offer chronic care management services, and establishment of pilot programs that bundle acute care hospital services with physician services and post-acute care services, which may include home health services for certain patients. In addition, the Improving Medicare Post-Acute Care Transformation Act of 2014 (the “IMPACT Act”) requires HHS, in conjunction with the Medicare Payment Advisory Commission, to work toward a unified post-acute care payment model for post-acute care services. Currently, home health agencies, skilled nursing facilities, inpatient rehabilitation facilities, and long-term care hospitals are reimbursed under four distinct Medicare payment systems. In contrast, a unified post-acute care payment model would pay these post-acute care providers under a single framework according to a patient’s characteristics, rather than the post-acute care setting where the patient receives treatment. As required by the IMPACT Act, CMS and the HHS Office of the

Assistant Secretary for Planning and Evaluation issued a report in July 2022, presenting an initial prototype. CMS noted in its report the need for additional analyses and acknowledged that the universal implementation of a unified post-acute care Medicare payment system would require congressional action. The Medicare Payment Advisory Commission is required to submit a proposal by June 2023. It is difficult to predict the nature and success of these and other future financial or delivery system reforms implemented by Congress, HHS, the CMS Innovation Center and other industry participants, but any such changes could have a material impact on our business.

Other recent reform initiatives and proposals at the federal and state levels include those focused on price transparency, which may impact prices and the relationships between providers, patients, and payors. For example, among other consumer protections, the No Surprises Act imposes various requirements on providers and health plans intended to prevent “surprise” medical bills. It requires providers to send an insured patient’s health plan a good faith estimate of expected charges, including billing and diagnostic codes, prior to when the patient is scheduled to receive the item or service. HHS is deferring enforcement of the good faith estimate requirement for insured patients until it issues additional regulations. The No Surprises Act also generally requires providers to provide a good faith estimate of expected charges to uninsured or self-pay individuals in advance of the scheduled services or upon request. HHS is delaying enforcement with regard to good faith estimates that do not include expected charges for co-providers or co-facilities until the agency issues additional regulations. A number of states have adopted their own healthcare price transparency requirements. In addition, trends toward transparency and value-based pricing may impact our competitive position and patient volumes. For example, the CMS Care Compare website makes publicly available certain data on home health agency and hospice performance on quality measures and patient satisfaction. Further, Medicare reimbursement is tied to reporting of quality measures.

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

Permits, Licensure and Certificate of Need

Our hospice, home health and personal care services are authorized and/or licensed under various state and county requirements, which cover a variety of topics including standards regarding the provision of medical or care services, clinical records, personnel, infection control and care plans. Additionally, healthcare professionals at our agencies are required to be individually licensed or certified under state law. Although our personal care service caregivers are generally not subject to licensure requirements, certain states require them to complete pre- and post-employment training programs, background checks, and, in certain instances, maintain state certification. We believe we are currently licensed appropriately as required by the laws of the states in which we operate in all material respects, but additional licensing requirements may be imposed upon us in existing markets or markets that we enter in the future.

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

The fraud and abuse laws and regulations to which we are subject include but are not limited to:

•
The federal Anti-Kickback statute, which prohibits providers and others from directly or indirectly soliciting, receiving, offering or paying any remuneration with the intent of generating referrals or orders for services or items covered by a federal healthcare program. Courts have interpreted this statute broadly and held that there is a violation of the Anti-Kickback Statute if just one purpose of the remuneration is to generate referrals.

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
•
State anti-kickback and self-referral provisions, false claims laws, insurance fraud laws, and fee-splitting laws. The scope and interpretation of these state laws vary, and in some cases apply to items or services reimbursed by any payer, including patients and commercial insurers. For instance, the Illinois Insurance Claims Fraud Prevention Act penalizes the knowing offer or payment of remuneration to induce a person to procure client or patients under a contract of insurance, including commercial insurance plans.

Penalties for violation of various fraud and abuse laws or other failure to substantially comply with the numerous conditions of participation in the Medicare or Medicaid programs may result in criminal penalties, civil sanctions, including substantial civil monetary penalties, and exclusion from participation in federal healthcare programs, including Medicare and Medicaid.

Payment Integrity

We are subject to routine and periodic surveys and audits by various governmental agencies and other payors. From time to time, we receive and respond to survey reports containing statements of deficiencies. Periodic and random audits conducted or directed by these agencies could result in a delay in receipt or an adjustment to the amount of reimbursements due or received under federal or state programs and could result in referrals to other agencies to investigate and/or prosecute potential fraud or abuse.

CMS and state Medicaid agencies contract with third parties to promote the integrity of the Medicaid and Medicare programs through reviews of quality concerns and detections and corrections of improper payments. For example, CMS and state Medicaid agencies contract with recovery audit contractors (“RACs”) on a contingency fee basis to conduct post-payment reviews to detect and correct improper payments in the Medicare and Medicaid programs. RACs review claims submitted to Medicare for billing compliance, including correct coding and medical necessity. The RAC program’s scope also includes Medicaid claims. States may coordinate with Medicaid RACs regarding recoupment of overpayments and refer suspected fraud and abuse to appropriate law enforcement agencies. In addition, CMS engages unified program integrity contractors (“UPICS”) to perform proactive analysis, audits, investigations and other program integrity functions across the Medicare and Medicaid programs, with the goal of identifying and deterring fraud and abuse to avoid improper payments. Working across five geographic jurisdictions, UPICs collaborate with states and coordinate provider investigations across the Medicare and Medicaid programs.

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

HIPAA and Other Privacy and Security and Data Exchange Requirements

The Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”) and its implementing regulations require the use of uniform electronic data transmission standards and code sets for certain healthcare claims and reimbursement payment transactions submitted or received electronically. HIPAA extensively regulates the use, disclosure, confidentiality, availability and integrity of individually identifiable health information, known as “protected health information,” and provides for a number of individual rights with respect to such information. As a “covered entity” subject to HIPAA, we are required to maintain privacy and security policies, train workforce members, maintain physical, administrative, and technical safeguards, enter into confidentiality agreements with vendors that handle protected health information (“business associates”), and permit individuals to access and amend their protected health information. In addition, we must report any breaches of unsecured protected health information. HIPAA violations may result in criminal penalties and significant civil penalties. Other federal and state laws and regulations that apply to the collection, use, retention, protection, security, disclosure, transfer and other processing of personal data, such as the California Consumer Protection Act, which was recently significantly modified by the California Privacy Rights Act, may impose additional or inconsistent obligations and/or result in additional penalties. Virginia and certain other states have also passed comprehensive privacy legislation, and several privacy bills have been proposed both at the federal and state level that may result in additional legal requirements that impact our business. The potential effects of these laws are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in order to comply. Healthcare providers and industry participants are also subject to a growing number of requirements intended to promote the interoperability and exchange of patient health information, including prohibitions on information blocking.

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

In addition, we could be affected by climate change to the extent that climate change results in severe weather conditions or other disruptions impacting the communities in which we conduct operations or adversely impacts general economic conditions, including in communities in which we conduct operations. Moreover, legal requirements regulating greenhouse gas emissions or otherwise associated with the transition to a lower carbon economy may increase in the future, which could increase our costs associated with compliance and otherwise disrupt and adversely affect our operations. At the current time, our compliance with environmental legal requirements, including legal requirements relating to climate change, do not have a material effect on our capital expenditures, financial results or operations, and we did not incur material capital expenditures for environmental matters during the year ended December 31, 2022. However, it is possible that future environmental-related developments may impact us, including as a result of climate change and/or new legal requirements associated with the transition to a lower carbon economy, in a manner that we are currently unable to predict.

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

Risks Related to Economic Conditions and the COVID-19 Pandemic

Our financial results have been, and may continue to be, adversely impacted by negative macroeconomic conditions.

Economic conditions in the United States continue to be challenging in various respects, and the United States economy continues to experience significant inflationary pressures, elevated interest rates, challenging labor market conditions, and disruptions to supply networks. Taking into account these factors, we have incurred, and may continue to incur, increased competition for new caregivers and skilled healthcare staff, which will continue to impact our ability to attract and retain new employees. Further, the inflationary conditions have resulted in, and may continue to result in, increased operating costs, particularly as the result of increased wages we have paid and may continue to pay our caregivers and other personnel and our ability to attract and retain personnel. Our ability to realize rate increases from government programs and private payors, which represent most of our revenue, might be limited despite inflation. Higher interest rates also raise our financing costs. These factors had an unfavorable impact on our financial results during the year ended December 31, 2022, and may have an unfavorable impact on our financial results in future periods which could be material.

Moreover, we anticipate that the federal deficit, the growing magnitude of Medicare and Medicaid expenditures and the aging of the U.S. population will continue to place pressure on government healthcare programs, and it is possible that future deficit reduction legislation will mandate additional Medicare spending reductions. In addition, if economic conditions in the United States significantly deteriorate, any such developments could materially and adversely affect our results of operations, financial position, and/or our cash flows. For example, states could face significant fiscal challenges and revise their revenue forecasts and adjust their budgets, and sales tax collections and income tax receipts could be depressed. Negative macroeconomic conditions could also disrupt financial markets and capital markets and the businesses of financial institutions, potentially causing a slowdown in the decision-making of these institutions. This may affect the timing on which we may obtain any additional funding and there can be no assurance that we will be able to raise additional funds on terms acceptable to us, if at all.

The ongoing COVID-19 pandemic, including the resulting global economic uncertainty and measures taken in response to the pandemic, could adversely impact our business and future results of operations and financial condition.

The ongoing COVID-19 pandemic continues to have unpredictable and rapidly shifting impacts on global financial markets, economies, and business practices, which, in turn, could adversely affect our business and future results of operations and financial condition. While the COVID-19 pandemic has not had a material effect on our results of operations and financial condition, the extent of future impact will depend on future developments that cannot be accurately predicted at this time, including the severity and transmission rate of prevalent strains of COVID-19, the extent and effectiveness of containment actions taken, the timing, availability and effectiveness of medical treatments, vaccines and booster shots, and the impact of any mutations of the virus. For example, at times during the COVID-19 pandemic, our home health and hospice providers experienced difficulty in accessing facility-based patients because of concerns about the spread of COVID-19, and may do so again in the future. If there are future surges in COVID-19 cases or the existing COVID-19 pandemic otherwise significantly worsens, our employees that contract COVID-19 could be unable to continue to perform their duties, and we could face litigation if our employees or customers contract COVID-19 while our employees perform their duties. We may also take further actions that alter our business operations as may be required by local, state, or federal authorities or that we determine are in the best interests of our employees and patients. Such measures could negatively affect our sales and marketing efforts, employee retention and recruitment, or patient care, any of which could harm our financial condition and business operations. Further, if general economic conditions deteriorate as a result of future surges in COVID-19 cases or because the existing COVID-19 pandemic otherwise significantly worsens, our results of operations, financial position, and/or our cash flows could be materially and adversely affected, as described in the preceding risk factor. The COVID-19 pandemic could also heighten the risks in certain of the other risk factors described in this Annual Report on Form 10-K.

We are unable to predict the ultimate impact of the CARES Act and other stimulus or relief legislation or the effect that such legislation and other governmental responses intended to assist healthcare providers in responding to the COVID-19 pandemic may have on our business, financial condition, results of operations, or cash flows.

In response to the COVID-19 pandemic, federal and state governments have passed legislation, promulgated regulations and taken other administrative actions intended to assist healthcare providers in providing care to COVID-19 and other patients and to provide financial relief to healthcare providers. Together, the CARES Act, the PPPHCE Act, the CAA and the ARPA authorize over $186 billion in funding to be distributed to healthcare providers through the Provider Relief Fund. These funds are intended to reimburse eligible providers, including public entities and Medicare and/or Medicaid-enrolled providers and suppliers, for healthcare-related expenses or lost revenues attributable to COVID-19. Recipients are not required to repay these funds, provided that they attest to and comply with certain terms and conditions, including not using Provider Relief Fund payments to reimburse expenses or losses that other sources are obligated to reimburse and submitting reports as required by HHS. The Company has received amounts from the Provider Relief Fund and returned any unused funds. It has acquired and may in the future acquire companies that have received funds from the Provider Relief Fund. We believe we have structured our use of these funds in accordance with the terms and conditions. Recipients of Provider Relief Fund payments are subject to reporting and audit requirements.

The CARES Act and related legislation also have made other forms of financial assistance available to healthcare providers, including through Medicare and Medicaid payment adjustments. Providers indirectly benefit from a temporary increase in federal funds for state Medicaid expenditures for states that maintain continuous Medicaid enrollment, among other requirements. However, the continuous coverage requirement expires April 1, 2023, and the increase in funding will be phased out through calendar year 2023. Expiration of this requirement likely will lead to Medicaid coverage disruptions and dis-enrollments of current Medicaid enrollees. As another way to offer financial relief to providers, Congress temporarily suspended the Medicare sequestration payment adjustment through March 31, 2022, and reduced the sequestration adjustment from 2% to 1% from April 1 through June 30, 2022, which relates to our home health and hospice business lines. The full 2% reduction resumed on July 1, 2022. These reductions have been extended through the first six months of 2032. The ARPA increased the federal budget deficit in a manner that triggers an additional statutorily mandated sequestration under the Pay-As-You-Go Act of 2010 (“PAYGO Act”). As a result, an additional payment reduction of up to 4% was required to take effect in January 2022. However, Congress has delayed implementation of this payment reduction until 2025.

Beyond financial assistance, federal and state governments have enacted legislation and established regulations intended to increase access to medical supplies and equipment and ease legal and regulatory burdens on healthcare providers, as well as certain federal income and other tax changes, including the deferral of the employer portion of Social Security payroll taxes. The CARES Act also includes numerous income tax provisions including changes to the net operating loss rules and business interest expense deduction rules.

Many of the federal and state measures allowing for flexibility in delivery of care and various financial supports are available only for the duration of the COVID-19 public health emergency. Most states have ended their state-level emergency declarations. The current national public health emergency declared by HHS expires May 11, 2023. The presidential administration has indicated that the public health emergency will not be extended. Termination of the public health emergency may impact our operations and financial results.

The COVID-19 pandemic continues to evolve. The federal and state governments may consider additional stimulus and relief efforts, but we are unable to predict whether additional measures will be enacted or their impact. We are unable to assess the extent to which ongoing impacts arising from the COVID-19 pandemic affect our operations or the operations of our competitors, or whether any such impacts will be offset by financial and other types of assistance we may receive under existing or future legislation. Further, there can be no assurance that the terms and conditions of the Provider Relief Fund or other programs will not change or be interpreted in ways that affect funding we have received or may in the future receive, our ability to comply with such terms and conditions or our eligibility to participate. We continue to assess the potential impact of the COVID-19 pandemic and government responses to the pandemic, including the CARES Act and related legislation, on our business, financial condition, results of operations and cash flows.

We may be more vulnerable to the effects of a public health emergency than other businesses due to the nature of our consumers and the physical proximity required by our operations.

The majority of our consumers and patients are older individuals, many of whom may be more vulnerable than the general public during a pandemic or in a public health emergency due to complex medical conditions or other socioeconomic factors. Our employees may also be at greater risk of contracting contagious diseases due to their increased exposure to vulnerable consumers. Due to the physical proximity required to offer many of our services, our employees could have difficulty attending to our consumers if social distancing policies or quarantines are instituted in response to a public health emergency. In addition, the Company may expand existing internal policies in a manner that may have a similar effect. At times of high COVID-19 prevalence, a significant number of our employees were unable to provide services because of quarantine policies. If another pandemic occurs or if there are future surges in COVID-19 cases or the existing COVID-19 pandemic otherwise significantly worsens, we could again suffer losses to our consumer population or a reduction in the availability of our employees. Accordingly, certain public health emergencies could have a material adverse effect on our financial condition and results of operations.

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

At December 31, 2022 and 2021, we had cash balances of $80.0 million and $168.9 million, respectively, and $134.9 million and $224.9 million, respectively, of outstanding debt on our credit facility. After giving effect to the amount drawn on our credit facility, approximately $8.2 million of outstanding letters of credit at December 31, 2022 and 2021, and borrowing limits based on an advanced multiple of Adjusted EBITDA (as defined in the Credit Agreement), we had $237.2 million and $112.6 million available for borrowing under our credit facility as of December 31, 2022 and 2021, respectively. Since our credit facility provides for borrowings based on a multiple of an Adjusted EBITDA ratio, any declines in our Adjusted EBITDA would result in a decrease in our available borrowings under our credit facility.

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

We fund operations primarily through the collection of accounts receivable, but there is a delay between the time that we provide services and the time that we receive reimbursement or payment for these services. These delays may result from such factors as changes by payors to data submission requirements, requests by fiscal intermediaries for additional data or documentation, other Medicare or Medicaid issues, or information system problems. Further, many of the states in which we operate are operating with budget deficits for the 2022 fiscal year and fiscal year 2023 state budgets could be impacted as economic conditions in the United States continue to be challenging in various respects. Various states may in the future delay reimbursement, which would adversely affect our liquidity. In addition, from time to time, procedural issues require us to resubmit claims before payment is remitted, which contributes to our aged receivables. Additionally, we may experience unanticipated delays in receiving reimbursement from state programs due to changes in their policies or billing or audit procedures. Delays in receiving reimbursement or payments from Medicare, Medicaid and other payors may adversely impact our working capital. As a result, working capital management, including prompt and diligent billing and collection, is an important factor in our results of operations and liquidity. Our working capital management procedures may not successfully negate this risk.

We face routine and periodic surveys, audits and investigations by governmental agencies and private payors, which could have adverse findings that may negatively impact our business.

We are and have been subject to routine and periodic surveys, audits and investigations by various governmental agencies. In addition to surveys to determine compliance with the conditions of participation, CMS has engaged a number of contractors (including Medicare Administrative Contractors (“MACs”), RACs and UPICs) to conduct audits and investigations to evaluate billing practices and identify overpayments. These audits and investigations can result in recoupments by Medicare and other payors of amounts previously paid to us. In addition to audits by CMS contractors, individual states are implementing similar integrity programs using Medicaid RACs. We are unable to predict what additional government regulations, if any, affecting our business may be enacted in the future, how existing or future laws and regulations might be interpreted or whether we will be able to comply with such laws and regulations either in the markets in which we presently conduct, or wish to commence, business. If we fail to comply with applicable laws, regulations or programs, depending on the nature of the findings, our business, our financial position and our results of operations could be negatively impacted.

In certain states, payment of claims may be impacted by the Review Choice Demonstration for Home Health Services, a program intended to identify and prevent fraud, reduce the number of Medicare appeals, and improve provider compliance with Medicare program requirements. The program is limited to home health agencies in Illinois, Ohio, North Carolina, Florida and Texas. Providers in these states may initially select from the following claims review and approval processes: pre-claim review, post-payment review, or a minimal post-payment review with a 25% payment reduction. Home health agencies that maintain high compliance levels will be eligible for additional, less burdensome options. We are currently unable to predict what impact, if any, this program may have on our results of operations or financial position.

Private third-party payors may also conduct audits and investigations, and we also perform internal audits and monitoring. Depending on the nature of the conduct found in such audits and whether the underlying conduct could be considered systemic, the resolution of these audits could have a material, adverse effect on our financial position, results of operations and liquidity.

Our revenues are concentrated in a small number of states, which makes us particularly sensitive to regulatory and economic changes in those states.

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

For the years ended December 31, 2022 and 2021, we derived approximately 20.7% and 21.4%, respectively, of our revenue from the Illinois Department on Aging programs. State government officials have in the past attempted, and in the future may attempt, to reduce government spending by proposing changes aimed at reducing expenditures by this department. The nature and extent of any proposed future cost reduction initiatives is unknown. If future reforms impact the eligibility of consumers for services, the number of hours authorized or otherwise restrict services provided to existing consumers, our service revenues, results of operations, financial position and growth may be adversely affected.

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

Our success in receiving referrals, obtaining new agreements and renewing our existing agreements depends upon maintaining our reputation as a quality service provider among governmental authorities, physicians, hospitals, discharge planning departments, case managers, nursing homes, rehabilitation centers, advocacy groups, consumers and their families, other referral sources and the public. In July 2022, CMS released its first HCBS Quality Measure Set, which is intended to promote more common and consistent use of nationally standardized quality measures within and across state HCBS programs. Use of these HCBS measures by states, managed care organizations and other entities involved in HCBS is voluntary. In addition, the CMS Care Compare website makes publicly available certain data on home health agency and hospice performance on quality measures and patient satisfaction. Medicare reimbursement for these provider types is tied to reporting of quality measures.

While we believe that the services that we provide are of high quality, if our quality measures, some of which are published online by CMS, are deemed to be unsatisfactory or not of the highest value in relation to those of our competitors, our reputation could be negatively affected. Negative publicity, changes in public perceptions of our services or government investigations of our operations could damage our reputation and hinder our ability to receive referrals, retain agreements or obtain new agreements. Increased government scrutiny may also contribute to an increase in compliance costs and could discourage consumers from using our services. Any of these events could have a negative effect on our business, financial condition and operating results.

Our business may be harmed by labor relations matters.

We are subject to a risk of work stoppages and other labor relations matters because our hourly workforce is highly unionized. As of December 31, 2022, 51.4% of our workforce was represented by labor unions. We have numerous agreements with local SEIU affiliates which are renegotiated from time to time. These negotiations are often initiated when we receive increases in our hourly rates from various state agencies. Upon expiration of these collective bargaining agreements, we may not be able to negotiate labor agreements on satisfactory terms with these labor unions. A strike, work stoppage or other slowdown could result in a disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business. Moreover, potential changes to federal labor laws and regulations, including those supported by the current presidential administration, could increase the likelihood of employee unionization activity and the ability of employees to unionize. Labor costs are the most significant component of our total expenditures and, therefore, an increase in the cost of labor could significantly harm our business.

If we were required to write down all or part of our goodwill and/or our intangible assets, our net earnings and net worth could be materially adversely affected.

Goodwill and intangible assets with finite lives represent a significant portion of our assets. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. For example, if our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill has been impaired. If as part of our annual review of goodwill and intangibles, we were required to write down all or a significant part of our goodwill and/or intangible assets, our net earnings and net worth could be materially adversely affected, which could affect our flexibility to obtain additional financing. In addition, if our assumptions used in preparing our valuations for purposes of impairment testing differ materially from actual future results, we may record impairment charges in the future and our financial results may be materially adversely affected. We had $582.8 million and $504.4 million of goodwill and $72.2 million and $64.3 million of intangible assets recorded on our Consolidated Balance Sheets at December 31, 2022 and 2021, respectively.

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

Regulatory Risks

Compliance with changing laws and regulations including specific program compliance may result in additional expenses and pose challenges for our management team.

Our industry is subject to extensive government regulation. For example, the state agencies that contract for our services require us to comply with various laws and regulations affecting the services we provide. We have a compliance officer who monitors and reports on our compliance efforts. The laws and regulations governing our operations are subject to change. The implementation of these changes may require us to increase our efforts to remain compliant, may reduce the authorizations for services to be provided, and may result in certain consumers no longer being eligible for our services, any of which may result in lower revenues and increased costs, reducing our operating performance and profitability. If we continue to serve our consumers without addressing changes in laws and regulations, we are at risk for non-compliance with program requirements and potential penalties.

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

A significant portion of our caseload and revenues are derived from government healthcare programs, primarily Medicare and Medicaid. For the year ended December 31, 2022, we derived approximately 59.2% of our net service revenues from state and local governmental agencies, primarily through Medicaid state programs and 22.6% from Medicare. However, changes in government healthcare programs may decrease the reimbursement we receive or limit access to, or utilization of, our services. As federal healthcare expenditures continue to increase and as some state governments navigate budgetary pressures, federal and state governments have made, and may continue to make, significant changes to the Medicare and Medicaid programs and reimbursement received for services rendered to beneficiaries of such programs. For example, the Budget Control Act of 2011 requires automatic spending reductions to reduce the federal deficit, resulting in a uniform 2% reduction across all Medicare programs beginning in 2013. The CARES Act and related legislation temporarily suspended these reductions through March 31, 2022, and reduced the sequestration adjustments from 2% to 1% from April 1 through June 30, 2022. The full 2% reduction resumed on July 1, 2022. The Budget Control Act of 2011 sequestration has been extended through 2032. As a result of the ARPA, an additional Medicare payment reduction of up to 4% was required to take effect in January 2022, although Congress has delayed implementation of this reduction until 2025. It is difficult to predict whether, when, or what other deficit reduction initiatives may be proposed by Congress, but future legislation may include additional Medicare spending reductions.

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

Certain of these measures have been implemented by, or are proposed in, states in which we operate. For example, we provide support services as a fiscal intermediary to the New York Consumer Directed Personal Assistance Program (“CDPAP”), a self-directed care alternative program that allows eligible individuals who need help with activities of daily living or skilled nursing services to choose their caregivers. In 2019, New York initiated a new Request For Offer (“RFO”) process to competitively procure CDPAP fiscal intermediaries. The Company was not selected in the initial RFO process. We submitted a formal protest in response to the selection process, which was filed and accepted in March 2021. In April 2022, the New York legislature passed its fiscal year 2023 state budget, which amended the Fiscal Intermediary RFO process to authorize all fiscal intermediaries that submitted an RFO application and served at least 200 clients in New York City or 50 clients in other counties between January 1, 2020, and March 31, 2020, but that were not initially awarded a contract, to contract with the New York State Department of Health (“NYSDOH”). These fiscal intermediaries are permitted to continue operating in all counties contained in their RFO application, provided they submitted an attestation and supporting information to the NYSDOH no later than November 29, 2022. The Company submitted an attestation on November 22, 2022. For the fiscal intermediaries whose attestation and supporting information meet all requirements, the NYSDOH will issue award letters on the contract award date, which is anticipated to be April 1, 2023. Any fiscal intermediary that does not receive an award letter must cease fiscal intermediary operations. The Company continues to assess the future of its participation in this program. Given the current profitability of the program, the Company has suspended materially all of its new fee-for-service patient admissions through County Social Service Departments in the CDPAP program.

The Company recognized approximately $39.2 million and $3.0 million in net service revenue and operating income, respectively, from the program for the year ended December 31, 2022.

In 2022, we derived approximately 43.8% of our net service revenues from services provided in Illinois, 17.9% of our net service revenues in New Mexico and 9.1% of our net service revenues in New York. Because a substantial portion of our business is concentrated in these states, any significant reduction in expenditures that pay for our services or other significant changes in these states may have a disproportionately negative impact on our future operating results. We cannot predict whether states material to our operating results will timely pass budgets in subsequent years or experience changes or other challenges that negatively impact our ability to be reimbursed for our services in a timely manner.

The ACA made significant changes to Medicare and Medicaid policy and funding, among other broad changes across the healthcare industry, promoting a shift toward value-based care, including implementation of alternative payment models. The ACA also resulted in expanded Medicaid eligibility in many states and the establishment of various demonstration projects and Medicaid programs under which states may apply to test new or existing approaches to payment and delivery of Medicaid benefits. Future health reform efforts or additional significant changes to the ACA could impact both federal and state programs.

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

Federal laws or regulations may adversely impact our ability to acquire home health agencies or open new start-up home health agencies. For example, a Medicare regulation known as the “36 Month Rule” prohibits buyers of Medicare-certified home health agencies from assuming the Medicare billing privileges of an acquired agency if the acquired agency either enrolled in Medicare or underwent a change in majority ownership fewer than 36 months prior to the acquisition, subject to certain exceptions. Instead, the buyer must enroll the acquired home health agencies as new providers with Medicare. The 36 Month Rule can increase competition for acquisition targets that are not subject to the rule and may cause significant Medicare billing delays for the purchases of home health agencies that are subject to the rule. In addition, effective January 1, 2023, home health agencies undergoing changes of ownership are considered a “high-risk” provider type, subjecting provider enrollment applications to increased scrutiny, which may result in delays in processing. Further, in the past, CMS has limited enrollment of new home health agencies. If another moratorium is imposed on enrollment of new providers in a geographic area we desire to service, our ability to expand operations may be impacted.

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

We may be similarly impacted by increased enrollment of Medicare and Medicaid beneficiaries in managed care plans, which is part of the general shift away from traditional fee-for-service models. Under the managed Medicare program, also known as Medicare Advantage, the federal government contracts with private health insurers to provide Medicare benefits. Insurers may choose to offer supplemental benefits, including in-home support services, and impose higher plan costs on beneficiaries. Nearly half of Medicare beneficiaries are enrolled in a Medicare Advantage plan, a figure that continues to grow. While hospice services are currently reimbursed as a traditional fee-for-service program under Medicare Part A, hospice services may eventually be offered under Medicare Advantage plans, which could result in reduced reimbursement, limited utilization, and increased competition for managed care contracts.

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

The healthcare and long-term care industries are highly competitive among service providers. We compete with personal care service providers, hospice providers, home health providers, private caregivers, larger publicly held companies, privately held companies, privately held single-site agencies, hospital-based agencies, not-for-profit organizations, community-based organizations and self-directed care programs. Some of our competitors may have greater financial, technical, political and marketing resources, name recognition or a larger number of consumers and payors than we do. In addition, some of these organizations offer more services than we do in the markets in which we operate. These competitive advantages may limit our ability to attract and retain referrals in local markets and to increase our overall market share.

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

Often our contracts with payors are not exclusive. Local competitors may develop strategic relationships with referral sources and payors. Further, consolidation within the payor industry, vertical integration efforts involving payors and healthcare providers, and cost-reduction strategies by payors continue to increase, which may affect our competitive position. In addition, existing competitors may offer new or enhanced services that we do not provide or be viewed by consumers as a more desirable local alternative. These and other factors could impact our ability to contract with payors on favorable terms, result in pricing pressures, loss of or failure to gain market share or loss of consumers or payors, or otherwise affect our competitive position. Further, the introduction of new and enhanced service offerings, in combination with the development of strategic relationships by our competitors, could cause a decline in revenue, a loss of market acceptance of our services and a negative impact on our results of operations.

Trends toward price transparency and value-based purchasing may have an impact on our competitive position, ability to obtain and maintain favorable contract terms, and consumer volumes. For example, starting January 1, 2023, health insurers must provide online price comparison tools to help individuals get personalized cost estimates for covered items and services. HHS also requires health insurers to publish online the charges negotiated with providers for healthcare services. In addition, the CMS Care Compare website makes publicly available certain data on home health agency and hospice performance on quality measures and patient satisfaction. It is unclear how price transparency requirements, value-based purchasing and similar initiatives will affect consumer behavior, our relationships with payors, or our ability to set and negotiate prices.

We expect these competitive trends to continue. If we are unable to compete effectively, consumers may seek services from other providers, which could have a negative impact on our business and results of operations.

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
•
confidentiality, maintenance, data breach, identity theft, security, access and exchange of health-related and personal information and medical records, and interoperability and refraining from information blocking;
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

These laws include, but are not limited to the federal Anti-Kickback Statute, the federal Stark law, the federal FCA, the federal Civil Monetary Penalties Law, other federal and state fraud and abuse, insurance fraud, and fee-splitting laws, which may extend to services reimbursable by any payer, including private insurers, the No Surprises Act, and federal and state laws governing the security and privacy of health information.

We currently have contractual relationships with current and potential referral sources and recipients, including hospitals and health systems, skilled nursing facilities and certain physicians who provide medical director and clinical services to our Company. We attempt to structure our relationships to meet applicable regulatory requirements, but we cannot provide assurance that every relationship is fully compliant. Further, we may fail to discover instances of noncompliance by businesses we acquire.

If we fail to comply with applicable laws and regulations, which are subject to change, we could be subject to civil sanctions and criminal penalties, including substantial monetary penalties, the termination of rights to participate in federal and state healthcare programs, exclusion from federal healthcare programs, the suspension or revocation of licenses, and we could face nonpayment or encounter delays in our ability to bill and collect for services provided, any of which could adversely affect our business, results of operations, or financial results. Actions taken against one of our entities may subject our other entities to adverse consequences. While we endeavor to comply with applicable laws, and regulations, we cannot ensure you that our practices are fully compliant or that courts or regulatory agencies will not interpret those laws and regulations in ways that will adversely affect our practices. Further, the laws and regulations governing our business are subject to change, interpretations may evolve and enforcement focus may shift. These changes could subject us to allegations of impropriety or illegality, require restructuring of relationships with referral sources and recipients or otherwise require changes to our operations. The costs of compliance with, and the other burdens imposed by, applicable laws and regulations may be substantial and could increase our operational costs, result in interruptions or delays in the availability of systems and/or result in a patient volume decline.

Federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts throughout the healthcare industry. We may face audits or investigations by government agencies or third parties, including certain of our contractual relationships. An adverse outcome under any such audit or investigation, a determination that we have violated applicable laws and regulations, or a public announcement that we are being investigated for possible violations could result in liability, result in adverse publicity, require us to change our operations to implement plans of correction for alleged deficiencies, and other negative consequences that could adversely affect our business, financial condition, or results of operations.

We are subject to federal, state and local laws and regulations that govern our employment practices, including minimum wage, living wage, and paid time-off requirements. Failure to comply with these laws and regulations, or changes to these laws and regulations that increase our employment-related expenses, could adversely impact our operations.

We are required to comply with all applicable federal, state and local laws and regulations relating to employment, including OSHA requirements, wage and hour and other compensation requirements (including disclosure requirements), employee benefits, providing leave and sick pay, employment insurance, proper classification of workers as employees or independent contractors, immigration and equal employment opportunity laws. These laws and regulations can vary significantly among jurisdictions and can be highly technical. Costs and expenses related to these requirements are a significant operating expense and may increase as a result of, among other things, changes in federal, state or local laws or regulations, or the interpretation thereof, requiring employers to provide specified benefits or rights to employees, increases in the minimum wage and local living wage ordinances, increases in the level of existing benefits or the lengthening of periods for which unemployment benefits are available. Since our personal care operations are concentrated in Illinois, New Mexico and New York, we are particularly sensitive to changes in laws and regulations in these states. Additionally, the current presidential administration has signaled its support for increases in minimum wage. We may not be able to offset any increased costs and expenses. Furthermore, any failure to comply with these laws, including even a seemingly minor infraction, can result in significant penalties which could harm our reputation and have a material adverse effect on our business. The COVID-19 pandemic has increased some of these risks, with certain states modifying occupational health and safety guidelines in a manner that increases scrutiny and complexity of operations with respect to appropriate training and use in the workplace of PPE and the possibility of corresponding regulatory audit activity with respect to the adequacy of our practices and procedures. The COVID-19 pandemic has also resulted in states modifying standards associated with payment amounts and required justifications to qualify for sick leave and unemployment benefits. These modifications may result in increased operational costs to us, which may adversely impact our financial performance.

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

Our business may be adversely impacted by healthcare reform efforts.

In recent years, the healthcare industry has undergone significant changes, many of which have been aimed at reducing costs and government spending. The U.S. Congress and certain state legislatures have considered and passed a large number of laws affecting the healthcare industry, including laws intended to impact access to health insurance. The most prominent of these legislative reform efforts, the ACA affects how healthcare services are covered, delivered, and reimbursed, and expanded health insurance coverage through a combination of public program expansion and private sector health insurance reforms. The ACA has been, and continues to be, subject to legislative and regulatory changes and court challenges. Although the current presidential administration has indicated that it generally intends to protect and strengthen the ACA, it is possible that changes by Congress or government agencies could eliminate or alter provisions beneficial to us, while leaving in place provisions reducing our reimbursement or otherwise negatively impacting our business.

In addition, CMS administrators may make changes to Medicaid payment models or grant various flexibilities to states in the administration of state Medicaid programs, including by expanding the scope of waivers under which states may implement Medicaid expansion provisions, impose different eligibility or enrollment restrictions, or otherwise implement programs that vary from federal standards. Some of these program changes may reduce the number of Medicaid enrollees in certain states.

Other recent reform initiatives and proposals at the federal and state levels include those focused on price transparency and value-based pricing, which may impact our competitive position, patient volumes, and the relationships between providers, patients, and payors. For example, the CMS Care Compare website makes publicly available certain data on home health agency and hospice performance on quality measures and patient satisfaction. Medicare reimbursement is tied to reporting of quality measures. In addition, among other consumer protections, the No Surprises Act imposes various requirements on providers and health plans that are intended to prevent “surprise” medical bills. The law generally requires providers to send an insured patient’s health plan a good faith estimate of expected charges, including billing and diagnostic codes, prior to when the patient is scheduled to receive the item or service.

There is uncertainty regarding whether, when and what other health reform measures will be adopted through governmental avenues and/or the private sector, the timing and implementation of any such efforts, and the impact of those efforts on providers as well as other healthcare industry participants. Some members of Congress have proposed expanding government-funded coverage, including proposals to expand coverage of federally-funded insurance programs as an alternative to private insurance or to establish a single payor system (such reforms are often referred to as “Medicare for All”), and some states have implemented or proposed public health insurance options. We are unable to predict the nature and success of current and future healthcare reform initiatives, any of which may have an adverse effect on our business, financial condition, and operating results.

The industry trend toward value-based purchasing may negatively impact our revenues.

There is a trend in the healthcare industry toward value-based purchasing of healthcare services among both government and commercial payors. Generally, value-based purchasing programs emphasize quality of outcome and efficiency of care provided, rather than quantity of care provided. For example, Medicare requires hospices and home health agencies to report certain quality data in order to receive full reimbursement. Failure to report quality data or poor performance may negatively impact the amount of reimbursement received. In addition, CMS publishes home health and hospice quality measure data online, through its Care Compare website, to allow consumers and others to search and compare data for Medicare-certified providers. Alongside this quality and public reporting effort, CMS began implementing a nationwide expansion of the HHVBP Model in January 2022. Under the model, home health agencies will receive increases or decreases to their Medicare fee-for-service payments of up to 5% based on performance against specific quality measures relative to the performance of other home health providers. Data collected in each performance year will impact Medicare payments two years later. Calendar year 2023 is the first performance year under the expanded HHVBP Model, which will affect payments in calendar year 2025.

In the future, CMS may establish new value-based purchasing programs affecting a broader range of providers, some of which may be mandatory. Initiatives aimed at improving quality and cost of care include alternative payment models, such as ACOs and bundled payment arrangements. The CMS Innovation Center is aiming to have all fee-for-service Medicare beneficiaries and most Medicaid beneficiaries in a care relationship with accountability for quality and total cost of care by 2030. There are also several state-driven value-based care initiatives. For example, some states have aligned quality metrics across payors through legislation or regulation. Commercial payors are shifting toward value-based reimbursement arrangements as well.

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

In addition, regulatory agencies may initiate administrative proceedings alleging violations of statutes and regulations arising from our services and seek to impose monetary penalties on us. We could be required to pay substantial amounts to respond to regulatory investigations or, if we do not prevail, damages or penalties arising from these legal proceedings. We also are subject to potential lawsuits under the federal FCA or other federal and state whistleblower statutes designed to combat fraud and abuse in our industry. These and other similar lawsuits can involve significant monetary awards or penalties that may not be covered by our insurance. If our third-party insurance coverage and self-insurance coverage reserves are not adequate to cover these claims, it could have a material adverse effect on our business, results of operations and financial condition. Even if we are successful in our defense, civil lawsuits or regulatory proceedings could distract us from running our business or irreparably damage our reputation.

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

Our business also supports the use of EVV to collect visit submission information through our delivery of home care services. Our solution uses a combination of IVR and GPS enabled smartphones to capture time in and time out, mileage and travel time, as well as the completed care plan tasks. We license this software through CellTrak along with partnering with states who utilize other software. We rely on these providers to provide continual maintenance, enhancements, as well as security of any protected data. To the extent that our EVV vendors fail to support these processes, our internal operations could be negatively affected. Under the 21st Century Cures Act, as amended, states must require the use of EVV for all Medicaid-funded personal care services and home health services, by deadlines of January 1, 2020, and January 1, 2023, respectively. States that failed to meet these deadlines may be subject to incremental reductions in federal funding, absent approval of a good faith exemption. If any states in which we operate fail to properly implement EVV and lose an amount of their funding, or if those states adopt standards for EVV that are not compatible with our operations, our internal operations could be negatively affected. Further, to the extent that the EVV solutions that we use are determined to be noncompliant with federal or state EVV requirements, we could be subject to penalties.

The COVID-19 pandemic also has led to a substantial increase in administrative employees working remotely and, consequently, accessing our system remotely. As a result, we are more dependent on our systems that facilitate remote access and potentially could experience increased risks.

We have taken precautionary measures designed to prevent problems that could affect our information systems. We have implemented backup of our key information systems that are designed to allow our operations to failover to our geographically separate disaster recovery datacenter with a quick return to operations for all sites and systems in the event our main datacenter becomes inoperable because of a natural disaster, attacks or other cause. All of our sites and branch offices have redundant connections to our primary and backup datacenters using data lines and cellular connections through VPN or MPLS. The key business functions for our main sites also have redundancies with key functions geographically split between our two main facilities, should one not be available due to the above mentioned scenarios. While we believe these measures are reasonable, no system of information security is able to eliminate the risk of business disruptions, and we or our third-party vendors that we rely upon may experience system failures.

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

We have invested in security measures designed to protect against the threat of security breaches and cyber-attacks, including email phishing schemes, malware and ransomware. However, our technology, and that of our third-party service providers, may fail to adequately secure the protected health information and personally identifiable information we create, receive, transmit and maintain in our databases. We may be at increased risk because we outsource certain services or functions to, or have systems that interface with, third parties. These third parties may store or have access to our data. The information systems of third parties are also subject to various risks, and a breach or attack affecting any of these third parties could harm our business. Furthermore, because the techniques used in cyber-attacks change frequently, they may not be immediately recognized, and we may experience or be affected by security or data breaches that remain undetected for an extended time.

In spite of our policies, procedures and other security measures used to protect our computer systems and data, occasionally, we have experienced breaches that have required us to notify affected consumers and the government, and we have worked with consumers and the government to resolve such issues. While these past breaches have not had a significant adverse impact on our business or results of operations, there can be no assurance that we will not be subject to additional and/or more severe cyber-attacks or security breaches in the future. If we or any of our third-party service providers or certain other third-parties are subject to cyber-attacks or experience security or data breaches in the future, this could result in harm to consumers, loss of protected patient medical data or other information subject to privacy laws, disruption to our information technology systems and/or business, reputational harm. Subject us to litigation and governmental enforcement actions (including under HIPAA and other applicable laws), which could result in fines, settlement agreements, corrective action plans, and of which could have a material adverse effect on our business, financial position and results of operations. Further, some of the losses associated with cybersecurity and data breach risks may not be sufficient to cover all losses or the types of claims that may arise.

Human Capital Risks

We may not be able to attract and retain qualified personnel or we may incur increased costs in doing so.

We must attract and retain qualified non-executive personnel in the markets in which we operate in order to provide our services. We compete for personnel with other providers of social and medical services as well as companies in other service-based industries. As the labor market continues to be tight and unemployment remains at low levels, the competition for employees has increased, which will continue to impact our ability to attract and retain new caregivers. In addition, the competition for skilled healthcare staff has increased significantly, which continues to impact our ability to attract and retain qualified skilled healthcare staff. To the extent that the United States continues to have low unemployment levels and shortages of caregivers and skilled healthcare staff, it may continue to hinder our ability to attract and retain sufficient caregivers and skilled healthcare staff to meet the continuing demand for both our non-clinical and clinical services. Moreover, the increased staffing challenges have resulted in, and may continue to result in, increased labor cost to satisfy our staffing requirements. In addition, labor shortages could be further exacerbated by COVID-19 vaccination requirements.

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

A substantial portion of our indebtedness under the credit facility bears interest at variable interest rates that use the London Inter-Bank Offered Rate (“LIBOR”) as a reference rate. On July 27, 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it intends to phase out LIBOR as a reference rate. The FCA ceased publication of U.S. dollar LIBOR on December 31, 2021 in the case of one week and two month U.S. Dollar LIBOR tenors and intends to phase out LIBOR for all other U.S. Dollar tenors immediately after June 30, 2023. The Credit Agreement contains hardwired fallback language that contemplates a transition from LIBOR, specifically identifies the Secured Overnight Financing Rate (“SOFR”) as the replacement reference rate and details the mechanism for transition at LIBOR cessation, which is anticipated to occur on June 30, 2023. The transition to SOFR is not expected to have a material impact on the Company’s results of operations or liquidity.

General Risks

Factors beyond our control, including inclement weather, natural disasters, acts of terrorism, pandemics, riots, civil insurrection or social unrest, looting, protests, strikes and street demonstrations, may impact our ability to provide services.

Adverse weather conditions, natural disasters, acts of terrorism, military conflict, pandemics, riots, civil insurrection or social unrest, looting, protests, strikes or street demonstrations may prevent our employees from providing authorized services. We are not paid for authorized services that are not delivered due to these events. Furthermore, prolonged disruptions as a result of such events in the markets in which we operate could disrupt our relationships with consumers, patients, caregivers and employees and referral sources located in affected areas and, in the case of our corporate office, our ability to provide administrative support services, including billing and collection services. For example, one of our support centers and a number of our agencies are located in the Midwestern United States, New York and California, increasing our exposure to blizzards and other major snowstorms, ice storms, tornadoes, flooding, wildfires and earthquakes. The impact of disasters and similar events is inherently uncertain. Moreover, adverse weather conditions may become more frequent and/or severe as the result of climate change. Moreover, we could be affected by climate change and other environmental issues to the extent such issues adversely affect the general economy, adversely impact our supply chain or increase the costs of supplies needed for our operations, or otherwise result in disruptions impacting the communities in which our facilities are located. In addition, legal requirements regulating greenhouse gas emissions and energy inputs or otherwise associated with the transition to a lower carbon economy may increase in the future, which could increase our costs associated with compliance and otherwise disrupt and adversely affect our operations. The impact of these or other factors beyond our control could have an adverse effect on our business, financial position and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real property. We lease administrative offices for our local branches, none of which are individually material. We lease approximately 59,000 and 106,000 square feet of office space in Downers Grove, Illinois and Frisco, Texas, respectively, which serve as our support centers. We sublease approximately 21,000 and 53,000 square feet of our office space in Downers Grove and Frisco, respectively, to third parties. Of that 53,000 square feet of our Frisco office space, we subleased approximately 37,400 square feet in November 2022.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are subject to legal and/or administrative proceedings incidental to our business. It is the opinion of management that the outcome of pending legal and/or administrative proceedings will not have a material effect on our financial position and results of operations.

Further information with respect to this item may be found in Note 11 to the Consolidated Financial Statements in Part II, Item 8—”Financial Statements and Supplementary Data,” which is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on The Nasdaq Global Market under the symbol “ADUS.”

Holders

As of December 31, 2022, 2.0% of our shares of common stock were held by our officers and directors and approximately 98.0% of our common stock was held by 342 institutional investors. An insignificant amount of common stock is held by individual holders. As of February 17, 2023, Addus HomeCare Corporation had approximately 28,340 shareholders of its common stock, including 79 shareholders of record.

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

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our Consolidated Financial Statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate as a result of the factors we describe under “Risk Factors” and elsewhere in this Annual Report on Form 10-K and other risks as well as other factors that are not currently known to us, that we currently consider immaterial or that are not specific to us, such as general economic conditions. The discussion of our financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020, included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) can be found in the Annual Report on Form 10-K for the year ended December 31, 2021.

Overview

We are a home care services provider operating three segments: personal care, hospice and home health. Our services are principally provided in-home under agreements with federal, state and local government agencies, managed care organizations, commercial insurers and private individuals. Our consumers are predominantly “dual eligible,” meaning they are eligible to receive both Medicare and Medicaid benefits. Managed care revenues accounted for 36.0%, 37.2% and 38.6% of our revenue during the years ended December 31, 2022, 2021, and 2020 respectively.

A summary of certain consolidated financial and statistical data results for 2022, 2021 and 2020 are provided in the table below.

	For the Years Ended December 31,
	2022	2021	2020
	(Amounts in Thousands, except States and Locations)
Net service revenues	$951,120	$864,499	$764,775
Net income	$46,025	$45,126	$33,133
Total assets	$937,994	$947,585	$892,582

Adjusted EBITDA (1)	$101,480	$97,661	$76,907
States served at period end	22	22	22
Locations at period end	202	206	214

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

On February 1, 2022, we completed the acquisition of the operations of JourneyCare Inc. (“JourneyCare”). The purchase price was approximately $86.6 million, including the amount of acquired excess cash held by JourneyCare at the closing of the acquisition (approximately $0.4 million). The JourneyCare acquisition was funded with a combination of a $35.0 million draw on the Company’s revolving credit facility and available cash. With the JourneyCare acquisition, the Company expanded its hospice services in the state of Illinois.

On October 1, 2022, we completed the acquisition of Apple Home HealthCare, LTD (“Apple Home”) for $12.7 million, with funding provided by drawing on the Company’s revolving credit facility. With the purchase of Apple Home, the Company expanded clinical services for its home health segment in Illinois.

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

For the years ended December 31, 2022, 2021 and 2020, our revenue by payor and significant states by segment were as follows:

	Personal Care
	2022		2021		2020
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
State, local and other governmental programs	$348,234	49.3%	$338,325	49.3%	$324,670	50.2%
Managed care organizations	326,778	46.3	311,801	45.5	287,032	44.3
Private pay	18,301	2.6	19,991	2.9	20,398	3.2
Commercial insurance	7,689	1.1	9,820	1.4	9,991	1.5
Other	5,505	0.7	5,917	0.9	5,142	0.8
Total personal care segment net service revenues	$706,507	100.0%	$685,854	100.0%	$647,233	100.0%
Illinois	$360,778	51.1%	$328,619	47.9%	$288,326	44.6%
New York	86,592	12.3	99,732	14.5	115,510	17.8
New Mexico	105,315	14.9	97,784	14.3	86,618	13.4
All other states	153,822	21.7	159,719	23.3	156,779	24.2
Total personal care segment net service revenues	$706,507	100.0%	$685,854	100.0%	$647,233	100.0%

	Hospice
	2022		2021		2020
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$183,407	90.9%	$142,086	93.3%	$94,068	92.9%
Managed care organizations	7,353	3.6	5,664	3.7	4,931	4.9
Other	11,012	5.5	4,503	3.0	2,298	2.2
Total hospice segment net service revenues	$201,772	100.0%	$152,253	100.0%	$101,297	100.0%
Ohio	$70,503	35.0%	$61,415	40.3%	$—	—%
New Mexico	30,722	15.2	36,063	23.7	42,648	42.1
Illinois	47,181	23.4	—	—	—	—
All other states	53,366	26.4	54,775	36.0	58,649	57.9
Total hospice segment net service revenues	$201,772	100.0%	$152,253	100.0%	$101,297	100.0%

With the acquisition of Queen City Hospice in late 2020, the Company expanded its hospice services in the state of Ohio, and with the JourneyCare acquisition in 2022, the Company also expanded its hospice services in the state of Illinois.

	Home Health
	2022		2021		2020
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$31,505	73.5%	$20,700	78.4%	$12,765	78.6%
Managed care organizations	8,698	20.3	4,457	16.9	3,188	19.6
Other	2,638	6.2	1,235	4.7	292	1.8
Total home health segment net service revenues	$42,841	100.0%	$26,392	100.0%	$16,245	100.0%
New Mexico	$34,111	79.6%	$24,735	93.7%	$16,245	100.0%
Illinois	8,730	20.4	1,657	6.3	—	—
Total home health segment net service revenues	$42,841	100.0%	$26,392	100.0%	$16,245	100.0%

With the acquisition of Summit in 2021, the Company expanded its home health services in the state of Illinois.

We derive a significant amount of our net service revenues in Illinois, which represented 43.8% and 38.2% of our net service revenues for the years ended December 31, 2022 and 2021, respectively. A significant amount of our revenue is derived from one payor client, the Illinois Department on Aging, the largest payor program for our Illinois personal care operations, which accounted for 20.7% and 21.4% of our net service revenues for the years ended December 31, 2022 and 2021, respectively.

Changes in Reimbursement Rates

Illinois

On November 26, 2019, the City of Chicago voted to approve additional increases in the Chicago minimum wage to $14 per hour beginning July 1, 2020 and to $15 per hour beginning July 1, 2021. In each subsequent year, the City is required to raise the wage based on increases in the Consumer Price Index (“CPI”) subject to a cap and other requirements. On July 1, 2022, the rate was adjusted to $15.40 based on the increase in the CPI.

The Illinois fiscal year 2022 budget included an increase of hourly rates for in-home care services to $24.96, to be effective January 1, 2022. On July 12, 2021, in connection with the temporary increase in federal funding for Medicaid home and community-based services authorized by the ARPA, the State of Illinois submitted its Initial Spending Plan and Narrative to CMS for approval. That plan included the acceleration by two months of the rate increase to $24.96 from January 1, 2022, to November 1, 2021. The Company recognized $3.6 million related to the rate increase for the year ended December 31, 2021.

The Illinois fiscal year 2023 budget included an increase of hourly rates for in-home care services to $25.66, to be effective January 1, 2023. This increase offsets the $0.40 increase in Chicago minimum wage that occurred on July 1, 2022. The Illinois Department of HealthCare and Family Services announced it will submit a waiver amendment proposal to CMS to further increase in-home care rates to $26.92, effective March 1, 2023. If approved by CMS and implemented, this proposed increase will more than offset the expected Chicago minimum wage increase that is expected on July 1, 2023.

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

CMS updates the HHPPS payment rates each calendar year. For calendar year 2023, CMS estimates that Medicare payments to home health agencies will increase by 0.7%. This is based on a home health payment update percentage of 4.0, which reflects a 4.1% market basket update reduced by a productivity adjustment of negative 0.1 percentage points, and an estimated 3.5% decrease associated with the transition to the PDGM that is intended to help achieve budget-neutrality on a prospective basis, among other changes. Home health providers that do not comply with quality data reporting requirements are subject to a 2 percentage point reduction to their market basket update. In addition, Medicare requires home health agencies to submit a one-time Notice of Admission (“NOA”) for each patient that establishes that the beneficiary is under a Medicare home health period of care. Failure to submit the NOA within five calendar days from the start of care will result in a reduction to the 30-day period payment amount for each day from the start of care date until the date the NOA is submitted.

CMS began implementing a nationwide expansion of the Home Health Value-Based Purchasing (“HHVBP”) Model in January 2022. Under the model, home health agencies will receive increases or decreases to their Medicare fee-for-service payments of up to 5%, based on performance against specific quality measures relative to the performance of other home health providers. Data collected in each performance year will impact Medicare payments two years later. Calendar year 2023 is the first performance year under the expanded HHVBP Model, which will affect payments in calendar year 2025.

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

The IMPACT Act requires HHS, together with the Medicare Payment Advisory Commission, to work toward a unified payment system for post-acute care services provided by home health agencies, inpatient rehabilitation facilities, skilled nursing facilities, and long-term care hospitals. A unified post-acute care payment system would pay post-acute care providers under a single framework according to a patient’s characteristics, rather than based on the post-acute care setting where the patient receives treatment. As required under the statute, CMS and the HHS Office of the Assistant Secretary for Planning and Evaluation issued a report presenting a prototype for a unified post-acute care payment model in July 2022. CMS noted in its report the need for additional analyses and acknowledged that the universal implementation of a unified post-acute care payment system would require congressional action. The Medicare Payment Advisory Commission is required to submit a report to Congress by June 2023.

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

Overall payments made by Medicare to each hospice provider number are subject to an inpatient cap and an aggregate cap, which is set each federal fiscal year. The inpatient cap limits the number of days of inpatient care to no more than 20% of total patient care days. The aggregate cap, which limits the total Medicare reimbursement that a hospice may receive based on an annual per-beneficiary cap amount and the number of Medicare patients served, was updated to $32,486.92 for federal fiscal year 2023. If a hospice’s Medicare payments exceed its inpatient or aggregate caps, it must repay Medicare the excess amount.

New York Consumer Directed Personal Assistance Program (“CDPAP”)

The CDPAP is a self-directed care alternative program that allows eligible individuals who need help with activities of daily living or skilled nursing services to choose their caregivers. We provide support services as a CDPAP fiscal intermediary. The Company recognized approximately $39.2 million in revenue from the program for the year ended December 31, 2022.

In 2019, New York initiated a new RFO process to competitively procure CDPAP fiscal intermediaries. On February 11, 2021, the NYSDOH announced its initial selection of entities to enter into contracts as a Lead Fiscal Intermediary. The Company was not one of the selected entities in the initial RFO process. The Company submitted a formal protest in response to this selection process, which was filed and accepted on March 19, 2021. In April 2022, the New York legislature passed the fiscal year 2023 state budget, which amended the Fiscal Intermediary RFO process to authorize all fiscal intermediaries that submitted an RFO application and served at least 200 clients in New York City or 50 clients in other counties between January 1, 2020, and March 31, 2020, but that were not initially awarded a contract, to contract with the New York State Department of Health. These fiscal intermediaries are permitted to continue operating in all counties contained in their RFO application, provided they submitted an attestation and supporting information to the NYSDOH no later than November 29, 2022. The Company submitted an attestation on November 22, 2022. For the fiscal intermediaries whose attestation and supporting information meet all requirements, the NYSDOH will issue award letters on the contract award date, which is anticipated to be April 1, 2023. Any fiscal intermediary that does not receive an award letter must cease fiscal intermediary operations. The Company continues to assess the future of its participation in this program. Given the current profitability of the program, the Company has suspended materially all of its new fee-for-service patient admissions through County Social Service Departments in the CDPAP program.

COVID-19 Pandemic Update

The COVID-19 pandemic remains on-going and continues to impact the global economy. In response to the COVID-19 pandemic, we have taken a number of actions to protect the health and well-being of our employees and personnel and to prevent the spread of COVID-19 within our operations. Although vaccines and booster shots for the COVID-19 virus are widely available in the United States, COVID-19 has continued to result in a significant number of hospitalizations, and the future course of the pandemic remains uncertain.

For the years ended December 31, 2022 and 2021, COVID-19-related expenses in our personal care segment were approximately $4.5 million and $16.5 million, respectively, which were offset by $0.0 million and $12.3 million, respectively, related to the utilization of the amounts received from the Provider Relief Fund in November 2020 and are included in cost of service revenues on the Consolidated Statements of Income. Additionally, we recognized revenue of $4.3 million and $7.1 million attributable to temporary rate increases from certain payors in our personal care segment for the years ended December 31, 2022 and 2021, respectively.

For the years ended December 31, 2022 and 2021, COVID-19-related expenses in our hospice segment were approximately $0.2 million and $1.9 million, respectively, which were offset by $0.0 million and 1.9 million, respectively, related to the utilization of a portion of the funds received from the Queen City Hospice Provider Relief Fund and included in cost of service revenues on the Consolidated Statements of Income.

As the labor market continues to be tight and unemployment remains at low levels, the competition for new caregivers, including skilled healthcare staff, continues to be significant. To the extent that we continue to experience a shortage of caregivers, it may continue to hinder our ability to attract and retain sufficient caregivers to meet the continuing demand for both our non-clinical and clinical services. The ongoing staffing challenges may also continue to result in increased labor costs to satisfy our staffing requirements.

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

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. Our effective income tax rate was 23.5% and 25.2% for the years ended December 31, 2022 and 2021, respectively. The difference between our federal statutory and effective income tax rates is principally due to the inclusion of state taxes and non-deductible compensation, offset by an excess tax benefit and the use of federal employment tax credits.

Results of Operations

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

The following table sets forth, for the periods indicated, our consolidated results of operations.

	2022		2021		Change
		Net Service		Net Service
	Amount	Revenues	Amount	Revenues	Amount	%
Net service revenues	$951,120	100.0%	$864,499	100.0%	$86,621	10.0%
Cost of service revenues	651,381	68.5	594,651	68.8	56,730	9.5
Gross profit	299,739	31.5	269,848	31.2	29,891	11.1
General and administrative expenses	216,942	22.8	189,418	21.9	27,524	14.5
Depreciation and amortization	14,060	1.5	14,494	1.7	(434)	(3.0)
Total operating expenses	231,002	24.3	203,912	23.6	27,090	13.3
Operating income	68,737	7.2	65,936	7.6	2,801	4.2
Interest income	(341)	—	(268)	—	(73)	27.2
Interest expense	8,907	0.9	5,806	0.7	3,101	53.4
Total interest expense, net	8,566	0.9	5,538	0.7	3,028	54.7
Income before income taxes	60,171	6.3	60,398	6.9	(227)	(0.4)
Income tax expense	14,146	1.5	15,272	1.8	(1,126)	(7.4)
Net income	$46,025	4.8%	$45,126	5.1%	$899	2.0%

Net service revenues increased by 10.0% to $951.1 million for the year ended December 31, 2022 compared to $864.5 million in 2021. Net service revenue increased by $20.7 million, $49.5 million and $16.4 million in our personal care, hospice and home health segments, respectively, for the year ended December 31, 2022, compared to 2021. Net service revenue increased due to a 5.3% increase in revenues per billable hour for the year ended December 31, 2022 in our personal care segment compared to 2021. The increase in our hospice segment revenue was primarily due to an increase in average daily census and revenue per patient day, mainly attributed to the acquisition of JourneyCare on February 1, 2022. The increase in our home health segment is mainly attributed to organic growth and the full-year effect in 2022 of the acquisitions of Armada on August 1, 2021 and Summit on October 1, 2021.

Gross profit, expressed as a percentage of net service revenues, slightly increased to 31.5% for the year ended December 31, 2022, from 31.2% in 2021. The increase was mainly attributed to the full-year effect in 2022 of the acquisition of our relatively higher margin hospice segment businesses in 2021.

General and administrative expenses increased to $216.9 million for the year ended December 31, 2022 compared to $189.4 million in 2021. The increase in general and administrative expenses was primarily due to acquisitions that resulted in an increase in administrative employee wages, taxes and benefit costs of $18.0 million. In addition, stock-based compensation increased by $1.2 million and rent expenses increased by $2.2 million primarily due to the acquisition of JourneyCare for the year ended December 31, 2022 compared to 2021. General and administrative expenses, expressed as a percentage of net service revenues, increased to 22.8% for 2022, from 21.9% in 2021.

Depreciation and amortization decreased to $14.1 million for the year ended December 31, 2022 from $14.5 million in 2021, primarily due to the decrease of intangible asset amortization related to accelerated amortization and the reduction in amortization expense of tradenames, which were fully amortized, partially offset by the full-year effect in 2022 of our fiscal year 2021 acquisitions and fiscal year 2022 acquisitions.

Interest expense increased to $8.6 million from $5.5 million for the year ended December 31, 2022 compared to 2021. The increase in interest expense was primarily due to higher average outstanding borrowings due to additional borrowings used to fund acquisitions and increased interest rates under our credit facility for the year ended December 31, 2022 compared to 2021.

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. The effective income tax rate was 23.5% and 25.2% for the years ended December 31, 2022 and 2021, respectively, compared to our federal statutory rate of 21.0%. Our lower effective income tax rate in 2022 was principally lower due to the increase in federal employment tax credits and return to provision items. For the years ended December 31, 2022 and 2021, the federal employment tax rates were 5.1% and 4.1%, while the return to provision items were 1.0% and 0%, respectively.

Results of Operations – Segments

The following tables and related analysis summarize our operating results and business metrics by segment:

Personal Care Segment

	For the Years Ended December 31,
	2022		2021		Change
	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$706,507	100.0%	$685,854	100.0%	$20,653	3.0%
Cost of services revenues	520,617	73.7	502,024	73.2	18,593	3.7
Gross profit	185,890	26.3	183,830	26.8	2,060	1.1
General and administrative expenses	60,532	8.6	61,565	9.0	(1,033)	(1.7)
Segment operating income	$125,358	$17.7%	$122,265	17.8%	$3,093	2.5%

Business Metrics (Actual Numbers, Except Billable Hours in Thousands)
Locations at period end	156		162
Average billable census * (1)	37,482		38,051		(569)	(1.5)%
Billable hours * (2)	29,412		30,151		(739)	(2.5)
Average billable hours per census per month * (2)	65.1		65.7		(0.6)	(0.9)
Billable hours per business day * (2)	113,122		115,521		(2,399)	(2.1)
Revenues per billable hour * (2)	$23.91		$22.71		$1.20	5.3%
Same store growth revenue % * (3)	4.6		7.3

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
(3)
Same store growth reflects the change in year-over-year revenue for the same store base. We define the same store base to include those stores open for at least 52 full weeks. This measure highlights the performance of existing stores, while excluding the impact of acquisitions, new store openings and closures, the New York CDPAP program and ARPA associated revenue from this calculation.

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

The personal care segment derives a significant amount of net service revenues from operations in Illinois, which represented 51.1% and 47.9% of our net service revenues for the years ended December 31, 2022 and 2021, respectively. One payor client, the Illinois Department on Aging, accounted for 20.7% and 21.4% of net service revenues for the years ended December 31, 2022 and 2021, respectively. Net service revenues from state, local and other governmental programs accounted for 49.3% and 49.3% of net service revenues for the years ended December 31, 2022 and 2021, respectively. Managed care organizations accounted for 46.3% and 45.5% of net service revenues for the years ended December 31, 2022 and 2021, respectively, with commercial insurance, private pay and other payors accounting for the remainder of net service revenues.

Net service revenues increased by 3.0% for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily as a result of an increase in revenues per billable hour of 5.3%, mainly attributed to rate increases discussed above. The Company experienced a decrease in New York net service revenues of $13.1 million for the year ended December 31, 2022, primarily driven by a decrease in the New York CDPAP program as discussed above, compared to 2021.

Gross profit, expressed as a percentage of net service revenues, decreased from 26.8% for the year ended December 31, 2021 to 26.3% for the year ended December 31, 2022 due to higher direct service employee wages, taxes and benefit costs.

The personal care segment’s general and administrative expenses primarily consist of administrative employee wages, taxes and benefit costs, rent, information technology and office expenses. General and administrative expenses decreased by approximately $1.0 million for the year ended December 31, 2022. General and administrative expenses, expressed as a percentage of net service revenues, was 8.6% and 9.0% for the years ended December 31, 2022 and 2021, respectively. The decrease for the year ended December 31, 2022 compared to 2021 is primarily due to synergies from acquisitions.

Hospice Segment

	For the Years Ended December 31,
	2022		2021		Change
	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$201,772	100.0%	$152,253	100.0%	$49,519	32.5%
Cost of services revenues	100,956	50.0	75,186	49.4	25,770	34.3
Gross profit	100,816	50.0	77,067	50.6	23,749	30.8
General and administrative expenses	49,742	24.7	34,632	22.7	15,110	43.6
Segment operating income	$51,074	25.3%	$42,435	27.9%	$8,639	20.4%

Business Metrics (Actual Numbers)
Locations at period end	33		32
Admissions * (1)	13,171		9,592		3,579	37.3%
Average daily census * (2)	3,279		2,561		718	28.0
Average length of stay * (3)	87.7		96.5		(8.8)	(9.1)
Patient days * (4)	1,176,193		923,014		253,179	27.4
Revenue per patient day * (5)	$171.55		$164.95		$6.60	4.0%
Organic growth
- Revenue * (6)	0.4%		(6.2)%
- Average daily census * (6)	1.9%		(11.2)%

1.
Represents referral process and new patients on service during the period.
2.
Average daily census is total patient days divided by the number of days in the period, adjusted for patient days for acquisitions beginning on date of acquisition.
3.
Average length of stay is the average number of days a patient is on service, calculated upon discharge, and is total patient days divided by total discharges in the period.
4.
Patient days is days of service for all patients in the period.
5.
Revenue per patient day is hospice revenue divided by the number of patient days in the period.
6.
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

Net service revenues from Medicare accounted for 90.9% and 93.3% and Medicare Advantage accounted for 3.6% and 3.7% for the years ended December 31, 2022 and 2021, respectively. Net service revenues increased by $49.5 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to increases in average daily census and revenue per patient day, mainly attributed to the organic growth and the acquisitions of the operations of JourneyCare on February 1, 2022 and Armada on August 1, 2021.

Gross profit, expressed as a percentage of net service revenues, was 50.0% and 50.6% for the years ended December 31, 2022 and 2021, respectively. The decrease in gross profit as a percentage of net service revenues was mainly attributed to higher direct employee wages, taxes and benefit costs.

The hospice segment’s general and administrative expenses primarily consist of administrative employee wages, taxes and benefit costs, rent, information technology and office expenses. General and administrative expenses, expressed as a percentage of net service revenues, was 24.7% and 22.7% for the years ended December 31, 2022 and 2021, respectively. The increase in general and administrative expenses was primarily due to acquisitions that resulted in a $11.2 million increase in administrative employee wages, taxes and benefit costs and a $2.4 million increase in rent expenses for the year ended December 31, 2022.

Home Health Segment

	For the Years Ended December 31,
	2022		2021		Change
	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$42,841	100.0%	$26,392	100.0%	$16,449	62.3%
Cost of services revenues	29,808	69.6	17,441	66.1	12,367	70.9
Gross profit	13,033	30.4	8,951	33.9	4,082	45.6
General and administrative expenses	10,251	23.9	5,713	21.6	4,538	79.4
Segment operating income	$2,782	6.5%	$3,238	12.3%	$(456)	(14.1)%

Business Metrics (Actual Numbers)
Locations at period end	13		12
New admissions * (1)	14,452		8,781		5,671	64.6%
Recertifications * (2)	5,838		3,547		2,291	64.6
Total volume * (3)	20,290		12,328		7,962	64.6
Visits * (4)	293,381		183,951		109,430	59.5%
Organic growth
- Revenue * (5)	8.2%		11.3%

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

Home health generates revenue by providing home health services on a short-term, intermittent or episodic basis to individuals, generally to treat an illness or injury. Net service revenues from Medicare accounted for 73.5% and 78.4% and managed care organizations accounted for 20.3% and 16.9% for the years ended December 31, 2022 and 2021, respectively. Home health services provided to Medicare beneficiaries are paid under the Medicare Home Health Prospective Payment System, which uses national, standardized 30-day period payment rates for periods of care. CMS uses the PDGM as the case-mix classification model to place periods of care into payment categories, classifying patients based on clinical characteristics. An outlier adjustment may be paid for periods of care in which costs exceed a specific threshold amount.

Net service revenues increased by $16.4 million for the year ended December 31, 2022 compared to 2021. Total visits increased for the year ended December 31, 2022, mainly attributed to organic growth and the full-year effect in 2022 of the acquisitions of Armada on August 1, 2021 and Summit on October 1, 2021.

Gross profit, expressed as a percentage of net service revenues, was 30.4% and 33.9% for the years ended December 31, 2022 and 2021, respectively. The decrease in gross profit as a percentage of net service revenues was due to higher direct employee wages, taxes and benefit costs.

The home health segment’s general and administrative expenses consist of administrative employee wages, taxes and benefit costs, rent, information technology and office expenses. General and administrative expenses, expressed as a percentage of net service revenues, was 23.9% and 21.6% for the years ended December 31, 2022 and 2021, respectively. The increase in general and administrative expenses was primarily due to acquisitions that resulted in a $3.8 million increase in administrative employee wages, taxes and benefit costs for the year ended December 31, 2022.

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
•
We recorded stock-based compensation expense of $10.6 million, $9.4 million and $6.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. By comparing our Adjusted EBITDA in different periods, our investors can evaluate our operating results without stock-based compensation expense, which is a non-cash expense which we believe is not a key measure of our operations.

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
•
Adjusted EBITDA does not reflect any restructure expense and other related costs;
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

The following table sets forth a reconciliation of net income, the most directly comparable GAAP measure, to Adjusted EBITDA:

	For the Years Ended December 31,
	2022	2021	2020
	(Amounts In Thousands)
Reconciliation of net income to Adjusted EBITDA (a):
Net income	$46,025	$45,126	$33,133
Interest expense, net	8,566	5,538	2,565
Income tax expense	14,146	15,272	8,809
Depreciation and amortization	14,060	14,494	12,051
Acquisition and de novo expenses	7,657	7,306	6,956
Stock-based compensation expense	10,625	9,434	6,005
Restructure expense and other related costs	461	1,057	5,614
COVID-19 expense, net (b)	—	(591)	1,480
(Gain) loss on sale of assets	(60)	25	294
Adjusted EBITDA*	$101,480	$97,661	$76,907

(a)
The selected historical Consolidated Statements of Income data for the fiscal years ended December 31, 2022, 2021 and 2020, were derived from our audited Consolidated Financial Statements.
(b)
Excludes net COVID expenses arising from the pandemic from the second quarter of 2020 to the first quarter of 2021.

* Management deems Adjusted EBITDA to be a key performance indicator. Management uses key performance indicators to monitor our performance, both in our existing operations and acquisitions. Many of these metrics serve as the basis of reported revenues and assessment of these, provide direct correlation to the results of operations from period to period and facilitate comparison with the results of our peers. Historical trends established in these metrics can be used to evaluate current operating results, identify trends affecting our business, determine the allocation of resources and assess the quality and potential variability of our cash flows and earnings. We believe they are useful to investors in evaluating and understanding our business but should not be used solely in assessing the Company’s performance. These key performance indicators should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented herein to fully evaluate and understand the business as a whole. These measures may not be comparable to similarly-titled performance indicators used by other companies.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand and cash from operations and borrowings under our credit facility. At December 31, 2022 and 2021, we had cash balances of $80.0 million and $168.9 million, respectively. Cash flows from operating activities represent the inflow of cash from our payor clients and the outflow of cash for payroll and payroll taxes, operating expenses, interest and taxes.

We drew approximately $47.0 million on the revolver portion of our credit facility to fund, in part, the JourneyCare and Apple Home acquisitions, and repaid $105.0 million under our revolving credit facility in 2022. At December 31, 2022, we had a total of $134.9 million in revolving loans, with an interest rate of 6.13% outstanding on our credit facility. After giving effect to the amounts drawn on our credit facility, approximately $8.2 million of outstanding letters of credit and borrowing limits based on an advance multiple of Adjusted EBITDA (as defined in the Credit Agreement), we had $380.2 million of capacity and $237.2 million available for borrowing under our credit facility. At December 31, 2021, we had a total of $224.9 million of revolving loans, with an interest rate of 2.10%. During the year ended December 31, 2021, the Company drew approximately $29.0 million on the revolver portion of its credit facility to fund, in part, the acquisition of Armada on August 1, 2021.

Our credit facility requires us to maintain a total net leverage ratio not exceeding 3.75:1.00. At December 31, 2022, we were in compliance with our financial covenants under the Credit Agreement. Although we believe our liquidity position remains strong, we can provide no assurance that we will remain in compliance with the covenants in our Credit Agreement, and in the future, it may prove necessary to seek an amendment with the bank lending group under our credit facility. Additionally, there can be no assurance that we will be able to raise additional funds on terms acceptable to us, if at all.

Borrowing Capacity

The Company’s Credit Agreement provides for a $600.0 million revolving credit facility and a $125.0 million incremental loan facility, which incremental loan facility may be for term loans or an increase to the revolving loan commitments. The maturity of the credit facility is July 30, 2026. The Credit Agreement contains hardwired fallback language that contemplates a transition from LIBOR, specifically identifies SOFR as the replacement reference rate and details the mechanism for transition at LIBOR cessation, which is anticipated to occur on June 30, 2023. The transition to SOFR is not expected to have a material impact on the Company’s results of operations or liquidity.

See Note 7, Long-Term Debt, to the Notes to Consolidated Financial Statements for additional details of our long-term debt.

Current Macroeconomic Conditions and the COVID-19 Pandemic

Economic conditions in the United States continue to be challenging in various respects, including as a result of the COVID-19 pandemic. For example, the United States economy continues to experience significant inflationary pressures, elevated interest rates, challenging labor market conditions, and disruptions to supply networks. Any resulting economic downturn would pose a risk to states’ revenues, which in turn could affect our reimbursements and collections received for services rendered. Depending on the severity and length of any potential economic downturn, states could face significant fiscal challenges and revise their revenue forecasts and adjust their budgets, and sales tax collections and income tax withholdings could be depressed in fiscal year 2021 (which began July 1 in most states), and, potentially, future fiscal years. In this regard, Illinois, New Mexico and New York, our top three personal care markets, previously revised revenue estimates downward for the 2022 fiscal year as the result of earlier negative economic conditions arising from the pandemic. Also in response to reduced revenues, the state of New York authorized the issuance of short-term bonds and implemented uniform reductions to Medicaid payments, applicable to home health and personal care services (hospice services were exempt). These reductions took effect for dates of service on or after April 2, 2020, and were eliminated effective April 1, 2022.

Government Stimulus and Relief Measures

In response to the COVID-19 pandemic, federal and state governments have passed legislation, promulgated regulations, and taken other administrative actions intended to assist healthcare providers in providing care to COVID-19 patients and other patients during the public health emergency. These temporary measures include relief from Medicare conditions of participation requirements for healthcare providers, relaxation of licensure requirements for healthcare professionals, relaxation of privacy restrictions for telehealth remote communications, and limited waivers of fraud and abuse laws for activities related to COVID-19 during the emergency period. The current federal public health emergency declaration expires May 11, 2023. The presidential administration has indicated that the public health emergency will not be extended.

Provider Relief Fund

One of the primary sources of relief for healthcare providers is the Provider Relief Fund, which has been funded through the CARES Act and related legislation. Provider Relief Fund payments are intended to compensate healthcare providers for lost revenues and healthcare related expenses incurred in response to the COVID-19 pandemic and are not required to be repaid, provided that recipients attest to and comply with certain terms and conditions, including limitations on balance billing and not using funds received from the Provider Relief Fund to reimburse expenses or losses that other sources are obligated to reimburse.

In November 2020, the Company received grants in an aggregate principal amount of $13.7 million from the Provider Relief Fund, for which we had previously applied. The Company utilized the remaining $12.3 million of these funds during the year ended December 31, 2021, for healthcare related expenses, including retention payments attributable to COVID-19 that were unreimbursed by other sources. We were required to properly and fully document the use of such funds in reports to HHS. The Company documented the use of such funds in reports to HHS, as required, and submitted the reports to HHS prior to the deadline of March 31, 2022. During the year ended December 31, 2022, we submitted an unmodified audit report to HHS in accordance with Generally Accepted Government Auditing Standards, as required for commercial organizations that received and expended total awards of $750,000 or more.

Payroll tax deferral

The CARES Act also provides for certain federal income and other tax changes, including allowing for the deferral of the employer portion of Social Security payroll taxes through December 31, 2020. The payroll tax deferral requires that the deferred payroll taxes be paid over two years, with half of the eligible deferred amount required to be paid by December 31, 2021 and the other half by December 31, 2022. The Company received a cash benefit of approximately $7.1 million related to the deferral of employer payroll taxes for 2020 under the CARES Act, for the period April 2, 2020 through June 30, 2020. Effective July 1, 2020, the Company began paying its deferred portion of employer Social Security payroll taxes and repaid $4.1 million and $3.0 million as of December 31, 2022 and 2021, respectively.

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

HCBS spending plans for the additional matching funds vary by state, but common initiatives in which the Company is participating include those aimed at strengthening the provider workforce (e.g., efforts to recruit, retain, and train direct service providers). The Company is required to properly and fully document the use of such funds in reports to the state in which the funds originated. Funds may be subject to recoupment if not expended or if they are expended on non-approved uses. During the twelve months ended December 31, 2022, the Company received state funding provided by the ARPA in an aggregate amount of $23.4 million. The Company recorded revenue of $1.9 million and related cost of service revenues of $1.5 million for certain states that met the revenue recognition criteria. The Company deferred the remaining $21.5 million, which was received from states with specific spending plans and reporting requirements. The Company utilized $8.6 million of these funds during the twelve months ended December 31, 2022, respectively, primarily for caregivers and adding support to recruiting and retention efforts, included as a reduction of cost of service revenues in the Company’s Consolidated Statements of Income. As of December 31, 2022, the deferred portion of ARPA funding was $12.9 million, which is included within Government stimulus advances on the Company’s Consolidated Balance Sheets.

Medicare sequester

The CARES Act and related legislation also include other provisions offering financial relief, for example temporarily suspending the Medicare sequester, which would have otherwise reduced payments to Medicare providers by 2% as required by the Budget Control Act of 2011. The sequestration adjustment resumed with a 1% reduction beginning April 1, 2022, and a 2% reduction beginning July 1, 2022. These sequestration cuts have been extended through 2032.

In our hospice segment, Medicare sequester relief resulted in an increase in net service revenues of $1.4 million and $2.9 million for the years ended December 31, 2022 and 2021, respectively. In our home health segment, Medicare sequester relief resulted in an increase in net service revenues of $0.3 million and $0.5 million, for the years ended December 31, 2022 and 2021, respectively.

However, the ARPA increases the federal budget deficit in a manner that triggers an additional statutorily mandated sequestration under the PAYGO Act. As a result, an additional Medicare payment reduction of up to 4% was required to take effect in January 2022. However, Congress has delayed implementation of this payment reduction until 2025. We cannot currently determine if, or to what extent, our business, results of operations, financial condition or liquidity will ultimately be impacted by mandated sequestration triggers under the PAYGO Act, or if or when the mandated sequestration will occur. Further, we anticipate that the federal deficit will continue to place pressure on government healthcare programs, and it is possible that future deficit reduction legislation will impose additional Medicare spending reductions.

Cash Flows

The following table summarizes historical changes in our cash flows for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
	(Amounts in Thousands)
Net cash provided by operating activities	$105,110	$39,488	$109,411
Net cash used in investing activities	(106,590)	(42,015)	(214,236)
Net cash (used in) provided by financing activities	(87,454)	26,344	138,189

Net cash provided by operating activities was $105.1 million for the year ended December 31, 2022, compared to $39.5 million in 2021 primarily due to the timing of receipts on accounts receivable and the timing of government stimulus funds. The changes in accounts receivable were primarily related to the growth in revenue and a decrease in days sales outstanding (“DSO”) during the year ended December 31, 2022 compared to 2021, as described below. The related receivables due from the Illinois Department on Aging represented 18.0% and 16.1% of net accounts receivable at December 31, 2022 and 2021, respectively.

Net cash used in investing activities was $106.6 million for the year ended December 31, 2022, compared to $42.0 million for the year ended December 31, 2021. Our investing activities for the year ended December 31, 2022 consisted of $86.6 million primarily for the acquisition of JourneyCare, $12.7 million for the acquisition of Apple Home and $8.3 million in purchases of property and equipment primarily related to technology infrastructure. Our investing activities for the year ended December 31, 2021 primarily consisted of $29.1 million primarily for the acquisition of Armada, $8.2 million for the acquisition of Summit and $4.6 million in purchases of property and equipment primarily related to technology infrastructure.

Net cash used in financing activities was $87.4 million for the year ended December 31, 2022 compared to net cash provided of $26.3 million for the year ended December 31, 2021. Our financing activities for the year ended December 31, 2022 included borrowings of $47.0 million on the revolver portion of our credit facility to fund two acquisitions and the payment of $137.0 million of our revolving loans. Our financing activities for the year ended December 31, 2021 primarily related to borrowings of approximately $29.0 million on the revolver portion of our credit facility to fund the Armada acquisition, the reallocation and refinancing of $17.4 million of our outstanding initial term loans as revolving loans and cash paid for debt issuance costs of $3.0 million.

Outstanding Accounts Receivable

Gross accounts receivable as of December 31, 2022 and 2021 were $127.1 million and $138.4 million, respectively. Outstanding accounts receivable, net of the allowance for doubtful accounts, decreased by $11.5 million as of December 31, 2022 compared to December 31, 2021. The open receivable balance from the Illinois Department on Aging, the largest payor program for the Company’s Illinois personal care operation, increased by $0.5 million from $22.0 million as of December 31, 2021 to $22.5 million as of December 31, 2022. Our collection procedures include review of account aging and direct contact with our payors. We have historically not used collection agencies. An uncollectible amount is written off to the allowance account after reasonable collection efforts have been exhausted.

We calculate our DSO by taking the accounts receivable outstanding, net of the allowance for doubtful accounts, divided by the net service revenues for the last quarter, multiplied by the number of days in that quarter. Our DSOs were 45 days and 54 days at December 31, 2022 and 2021, respectively. The DSOs for our largest payor, the Illinois Department on Aging, at December 31, 2022 and 2021 were 42 days and 43 days, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

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

Revenue Recognition, Accounts Receivable and Allowances

Net service revenue is recognized at the amount that reflects the consideration the Company expects to receive in exchange for providing services directly to consumers. Receipts are from federal, state and local governmental agencies, managed care organizations, commercial insurers and private consumers for services rendered. The Company assesses the consumers’ ability to pay at the time of their admission based on the Company’s verification of the customer’s insurance coverage under the Medicare, Medicaid, and other commercial or managed care insurance programs. Laws and regulations governing the governmental programs in which we participate are complex and subject to interpretation. Net service revenues related to uninsured accounts, or self-pay, is recorded net of implicit price concessions estimated based on historical collection experience to reduce revenue to the estimated amount we expect to collect. Amounts collected from all sources may be less than amounts billed due to implicit price concessions resulting from client eligibility issues, insufficient or incomplete documentation, services at levels other than authorized, pricing differences and other reasons unrelated to credit risk. We monitor our net service revenues and collections from these sources and record any necessary adjustment to net service revenues based upon management’s assessment of historical write offs and expected net collections, business and economic conditions, trends in federal, state and private employer healthcare coverage and other collection indicators.

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

As of December 31, 2022 and 2021, goodwill was $582.8 million and $504.4 million, respectively, included in our Consolidated Balance Sheets. The carrying value of our goodwill is the excess of the purchase price over the fair value of the net assets acquired from various acquisitions. In accordance with ASC Topic 350, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite useful lives are not amortized. We test goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. We may elect to use a qualitative test to determine whether impairment has occurred, focused on various factors including macroeconomic conditions, market trends, specific reporting unit financial performance and other entity specific events, to determine if it is more likely than not that the fair value of a reporting unit exceeds its carrying value, including goodwill. We may also bypass the qualitative assessment and perform a quantitative test. Additionally, it is our policy to update the fair value calculation of our reporting units and perform the quantitative goodwill impairment test on a periodic basis. The quantitative goodwill impairment test involves comparing the fair value of a reporting unit with its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, then goodwill is not impaired. If the fair value of a reporting unit is less than its carrying value, then goodwill is impaired to the extent of the difference.

For the years ended December 31, 2022, 2021 and 2020, we performed the quantitative analysis to evaluate whether an impairment occurred. Since quoted market prices for our reporting units are not available, we rely on widely accepted valuation techniques to determine fair value, including discounted cash flow and market multiple approaches, which capture both the future income potential of the reporting unit and the market behaviors and actions of market participants in the industry that includes the reporting unit. These types of models require us to make assumptions and estimates regarding future cash flows, industry-specific economic factors and the profitability of future business strategies. The discounted cash flow model uses a projection of estimated operating results and cash flows that are discounted using a weighted average cost of capital. The market multiple model estimates fair value based on market multiples of earnings before interest, taxes and depreciation and amortization. Under the discounted cash flow model, the projection uses management’s best estimates of economic and market conditions over the projected period for each reporting unit using significant assumptions such as revenue growth rates and the weighted-average cost of capital.

Based on the totality of the information available, we concluded that it was more likely than not that the estimated fair values of our reporting units were greater than their carrying values. Consequently, we concluded that there were no impairments for the years ended December 31, 2022, 2021 or 2020. For the fiscal year 2022 impairment tests, the fair value of the reporting units exceeded their respective carrying values (commonly referred to as “headroom”) by at least 100% in the personal care reporting unit, 75% in the home health reporting unit, and 67% in the hospice reporting unit. We performed a sensitivity analysis on this reporting unit and determined that a more than 3.1% increase to the weighted- average cost of capital, the most sensitive assumption used in the estimate, would result in the fair value being lower than the carrying value. The Company bases its fair value estimates on assumptions management believes to be reasonable but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

As of December 31, 2022 and 2021, intangibles, net of accumulated amortization, was $72.2 million and $64.3 million, respectively, included in our Consolidated Balance Sheets. Our identifiable intangible assets consist of customer and referral relationships, trade names, trademarks, state licenses and non-competition agreements. Definite-lived intangible assets are amortized using straight-line and accelerated methods based upon the estimated useful lives of the respective assets, which range from one to twenty-five years, and assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Customer and referral relationships are amortized systematically over the periods of expected economic benefit, which range from five to ten years. We would recognize an impairment loss when the estimated future non-discounted cash flows associated with the intangible asset are less than the carrying value. An impairment charge would then be recorded for the excess of the carrying value over the fair value. We estimate the fair value of these intangible assets using the income approach. In accordance with ASC Topic 350, Goodwill and Other Intangible Assets, intangible assets with indefinite useful lives are not amortized. We test intangible assets with indefinite useful lives for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. No impairment charge was recorded for the years ended December 31, 2022, 2021 or 2020. Amortization of intangible assets is reported in the statement of income caption, “Depreciation and amortization” and not included in the income statement caption cost of service revenues.

Recent Accounting Pronouncements

Refer to Note 1 to the Notes to Consolidated Financial Statements for further discussion.

Standby letters of credit

We had outstanding letters of credit of $8.2 million at December 31, 2022. These standby letters of credit benefit our third-party insurer for our high deductible workers’ compensation insurance program. The amount of the letters of credit is negotiated annually in conjunction with the insurance renewals.

Material Cash Requirements

We believe that our existing cash on hand, our anticipated cash flows from operations and amounts available under our Credit Agreement will be sufficient to fund our anticipated operating and investing needs for the next 12 months and for the foreseeable future thereafter. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to the effects of risks detailed in Part I, Item 1A—”Risk Factors”

Debt

As of December 31, 2022, the Company had outstanding debt on our revolving loan under our credit facility of $134.9 million, payable on July 30, 2026. Interest payments associated with the debt aggregate to $34.4 million, with $9.9 million payable within 12 months. As described in Note 7 to the Notes to Consolidated Financial Statements, interest on borrowings under the revolving loan are variable. The calculated interest payable amounts use actual rates available through January 2023 and assumes the January rates of 6.13%, respectively, for all future interest payable on the revolving loans. See Note 7, Long-Term Debt, to the Notes to Consolidated Financial Statements for additional details of our long-term debt.

Leases

The Company has lease arrangements for local branches, our corporate headquarters and certain equipment. As of December 31, 2022, the Company had fixed lease payment obligations aggregating to $52.0 million, with $12.5 million payable within 12 months. See Note 2, Leases, to the Notes to Consolidated Financial Statements for additional details of our leases.

Impact of Inflation

The United States has recently experienced high rates of inflation. These inflationary conditions have resulted in, and may continue to result in, increased operating costs, particularly as the result of increased wages we have paid and may continue to pay our caregivers and other personnel and our ability to attract and retain personnel. Increased price levels might allow us to increase our fees to private pay clients, but our ability to realize rate increases from government programs might be limited despite inflation. Inflation may also raise our financing costs. For additional information regarding the risks to us from the current competitive labor market and increasing labor costs, see Item 1A—Risk Factors — “We may not be able to attract and retain qualified personnel or we may incur increased costs in doing so.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. As of December 31, 2022, we had outstanding borrowings of approximately $134.9 million on our credit facility, all of which was subject to variable interest rates. As of December 31, 2021, we had outstanding borrowings of approximately $224.9 million on our credit facility, all of which was subject to variable interest rates. If the variable rates on this debt were 100 basis points higher than the rate applicable to the borrowing during the year ended December 31, 2022, our net income would have decreased by $1.6 million, or $0.10 per diluted share. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements together with the related Notes to Consolidated Financial Statements and the report of our independent registered public accounting firm, are set forth on the pages indicated in Part IV, Item 15—”Exhibits and Financial Statement Schedules.”

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

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Under SEC Staff guidance, companies are permitted to exclude acquisitions from their first assessment of internal control over financial reporting which covers the period in which such acquisition was completed. We excluded JourneyCare Inc. (“JourneyCare”) and Apple Home HealthCare, LTD (“Apple Home”) each of which are wholly-owned subsidiaries, from our assessment of internal control over financial reporting as of December 31, 2022 because they were acquired in purchase business combinations on February 1, 2022 and October 1, 2022, respectively.

•	JourneyCare represented 5% of our revenues and 11% of our operating income, respectively, for the year ended December 31, 2022.

•	Apple Home represented 0.24% of our revenues and 0.24% of our operating income, respectively, for the year ended December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears within Part IV, Item 15—“Exhibits and Financial Statement Schedules.”.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the 2023 Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2022.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the 2023 Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the 2023 Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the 2023 Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2022.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the 2023 Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2022.

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

		10-Q	001-34504	5/9/2017	10.3

10.25*	Addus HomeCare Corporation’s 2017 Omnibus Incentive Plan, effective as of April 27, 2017.	8-K	001-34504	6/16/2017	10.1

10.26*	Form of Nonqualified Stock Option Award Agreement pursuant to the 2017 Omnibus Incentive Plan.	10-K	001-34504	3/14/2018	10.28

10.27*	Form of Restricted Stock Award Agreement pursuant to the 2017 Omnibus Incentive Plan.	10-K	001-34504	3/14/2018	10.29

10.28*	Amended and Restated Employment and Non-Competition Agreement, dated April 25, 2017, by and between Addus HealthCare, Inc. and Brenda Belger.	10-Q	001-34504	8/8/2017	10.7

10.29*	Transition Agreement and Release, effective as of August 14, 2017, by and between Addus HealthCare, Inc. and Brenda Belger.	8-K	001-34504	7/31/2017	10.1

10.30	Stock Purchase Agreement, dated February 27, 2018, by and among Addus Healthcare, Inc., Michael J. Merrell and Mary E. Merrell,	8-K	001-34504	3/5/2018	10.1

individually, Michael J. Merrell and Mary E. Merrell, as Trustees of the Merrell Revocable Trust UTA dated June 3, 2012, and Michael J. Merrell and Mary E. Merrell, as Trustees of the Ambercare Corporation Employee Stock Ownership Plan Trust.

10.31	Amended and Restated Credit Agreement by and among Addus HealthCare, Inc., as borrower, the Company, the other Credit Parties party thereto, the Lenders and L/C Issuers party thereto, and Capital One, National Association, as administrative agent.	10-Q	001-34504	8/11/2018	10.2

10.32*	Second Amended and Restated Employment and Non-Competition Agreement, dated November 5, 2018, by and between Addus HealthCare, Inc. and R. Dirk Allison.	10-Q	001-34504	8/11/2018	10.3

10.33*	Second Amended and Restated Employment and Non-Competition Agreement, dated November 5, 2018, by and between Addus HealthCare, Inc. and Brian Poff.	10-Q	001-34504	8/11/2018	10.4

10.34*	Second Amended and Restated Employment and Non-Competition Agreement, dated November 5, 2018, by and between Addus HealthCare, Inc. and James Zoccoli.	10-Q	001-34504	8/11/2018	10.5

10.35*	Second Amended and Restated Employment and Non-Competition Agreement, dated November 5, 2018, by and between Addus HealthCare, Inc. and Darby Anderson.	10-Q	001-34504	8/11/2018	10.6

10.36*	Second Amended and Restated Employment and Non-Competition Agreement, dated November 5, 2018, by and between Addus HealthCare, Inc. and W. Bradley Bickham.	10-Q	001-34504	8/11/2018	10.7

10.37*	Amended and Restated Employment and Non-Competition Agreement, dated November 5, 2018, by and between Addus HealthCare, Inc. and Laurie Manning.	10-Q	001-34504	8/11/2018	10.8

10.38	Amended and Restated Credit Agreement, dated as of October 31, 2018, by and among Addus HealthCare, Inc., as borrower, the Company, the other Credit Parties party thereto, the Lenders and L/C Issuers party thereto, and Capital One, National Association, as administrative agent.	10-Q	001-34504	11/8/2018	10.2

10.39*	Employment and Non-Competition Agreement, effective April 29, 2019, by and between Addus HealthCare, Inc. and Sean Gaffney.	8-K	001-34504	4/8/2019	99.2

10.40*	Employment and Non-Competition Agreement, effective November 7, 2019, by and between Addus HealthCare, Inc. and David Tucker.	10-K	001-34504	8/10/2020	10.40

10.41*	Employment and Non-Competition Agreement, effective November 7, 2019, by and between Addus HealthCare, Inc. and Mike Wattenbarger.	10-K	001-34504	8/10/2020	10.41

10.42*	Transition Agreement and Release, effective as of July 31, 2019, by and between Addus HealthCare, Inc. and James “Zeke” Zoccoli.	8-K	001-34504	7/24/2019	10.1

10.43	Equity Purchase Agreement, dated August 25, 2019, by and among Addus Healthcare, Inc., Hospice Partners of America, LLC, New Capital Partners II – HS, Inc., Senior Care Services, LLC, Eastside Partners II, L.P., and New Capital Partners II, LLC.	S-3ASR	333-233600	9/3/2019	2.1

10.44	First Amendment to Amended and Restated Credit Agreement, dated as of September 12, 2019, by and among Addus HealthCare, Inc., as the Borrower, Addus HomeCare Corporation, other Credit Parties party thereto, Capital One, National Association, as administrative agent and as a Lender, and the other Lenders party thereto.	10-Q	001-34504	9/13/2019	10.1

10.45	Unit Purchase Agreement, dated November 10, 2020, by and among Addus Healthcare, Inc., Queen City Hospice, LLC, Miracle City Hospice, LLC, and QCH Holdings LLC.	10-K	001-34504	3/1/2021	10.45

10.46	Amendment to Unit Purchase Agreement, dated December 3, 2020, by and among Addus Healthcare, Inc., Queen City Hospice, LLC, Miracle City Hospice, LLC, and QCH Holdings LLC.	10-K	001-34504	3/1/2021	10.46

10.47*	Transition Agreement and Release, effective June 11, 2021, by and among Addus HealthCare, Inc. and Laurie Manning.	10-Q	001-34504	8/4/2021	10.1

10.48*	Employment and Non-Competition Agreement, effective June 14, 2021, by and between Addus HealthCare, Inc. and Roberton James Stevenson.	10-Q	001-34504	8/4/2021	10.2

10.49**	Second Amendment to Amended and Restated Credit Agreement, dated as of July 30, 2021, by and among Addus HealthCare, Inc., as the Borrower, Addus HomeCare Corporation, the other Credit Parties party thereto, Capital One, National Association, as administrative agent and as a Lender, and the other Lenders party thereto.	8-K	001-34504	8/4/2021	10.1

10.50*	2022 Form of Indemnification Agreement.	10-K	001-34504	2/25/2022	10.50

21.1	Subsidiaries of Addus HomeCare Corporation.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

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

Date: February 28, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ R. DIRK ALLISON R. Dirk Allison	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 28, 2023

/s/ BRIAN POFF Brian Poff	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2023

/s/ MICHAEL EARLEY Michael Earley	Director	February 28, 2023

/s/ MARK L. FIRST Mark L. First	Director	February 28, 2023

/s/ DARIN J. GORDON Darin J. Gordon	Director	February 28, 2023

/s/ ESTEBAN LÓPEZ, M.D. Esteban López, M.D.	Director	February 28, 2023

/s/ VERONICA HILL-MILBOURNE	Director	February 28, 2023
Veronica Hill-Milbourne

/s/ JEAN RUSH	Director	February 28, 2023
Jean Rush

/s/ SUSAN T. WEAVER, M.D., FACP Susan T. Weaver, M.D., FACP	Director	February 28, 2023

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Addus HomeCare Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Addus HomeCare Corporation and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management has excluded JourneyCare Inc. (“JourneyCare”) and Apple Home HealthCare, LTD (“Apple Home”) from its assessment of internal control over financial reporting as of December 31, 2022, because they were acquired by the Company in purchase business combinations during 2022. We have also excluded JourneyCare and Apple Home from our audit of internal control over financial reporting. JourneyCare and Apple Home are wholly-owned subsidiaries whose total revenues and total operating income excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 5% and 0.24% of total revenues, respectively, and approximately 11% and 0.24% of total operating income, respectively, of the related consolidated financial statement amounts for the year ended December 31, 2022.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Accounts Receivable, Net of Allowances for Implicit Price Concessions

As described in Note 1 to the consolidated financial statements, net service revenue is recognized at the amount that reflects the consideration the Company expects to receive in exchange for providing services directly to consumers. Amounts collected may be less than amounts billed due to implicit price concessions, resulting from client eligibility issues, insufficient or incomplete documentation, services at levels other than authorized, pricing differences and other reasons unrelated to credit risk. Management estimates the value of accounts receivable, net of allowances for implicit price concessions, based upon historical experience and other factors, including an aging of accounts receivable, evaluation of expected adjustments, past adjustments and collection experience in relation to amounts billed, current contract and reimbursement terms, shifts in payors and other relevant information. The evaluation of these historical and other factors involves complex, subjective judgments. Accounts receivable, net of allowances for implicit price concessions (before the allowance for doubtful accounts), were $127.1 million as of December 31, 2022.

The principal considerations for our determination that performing procedures relating to the valuation of accounts receivable, net of allowances for implicit price concessions is a critical audit matter are (i) the significant judgment by management when developing the estimate of the valuation of accounts receivable, net of allowances for implicit price concessions and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the audit evidence obtained related to the estimate.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimate of the valuation of accounts receivable, net of implicit price concessions, including controls over the allowance for implicit price concessions. These procedures also included, among others (i) testing management’s process for developing the estimate of accounts receivable, net of allowances for implicit price concessions, (ii) evaluating the relevance and use of historical experience data as an input into the estimate, (iii) testing the completeness and accuracy of underlying historical collection data used in the estimate, (iv) testing, on a sample basis, the accuracy of revenue transactions and cash collections from the billing and collection data used in management’s estimate, (v) evaluating the historical accuracy of management’s estimate of the amount expected to be collected by comparing actual cash collections to the related accounts receivable, and (vi) performing a retrospective comparison of actual cash collected subsequent to year-end to evaluate the reasonableness of the prior year estimate.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

February 28, 2023

We have served as the Company’s auditor since 2019.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2022 and 2021

(amounts and shares in thousands, except per share data)

	2022	2021
Assets
Current assets
Cash	$79,961	$168,895
Accounts receivable, net of allowances	125,501	136,955
Prepaid expenses and other current assets	17,345	18,491
Total current assets	222,807	324,341
Property and equipment, net of accumulated depreciation and amortization	21,182	18,483
Other assets
Goodwill	582,837	504,392
Intangibles, net of accumulated amortization	72,188	64,321
Operating lease assets, net	38,980	36,048
Total other assets	694,005	604,761
Total assets	$937,994	$947,585
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$22,092	$19,358
Accrued payroll	44,937	44,083
Accrued expenses	38,308	37,077
Government stimulus advances	12,912	4,173
Accrued workers’ compensation insurance	12,897	12,998
Total current liabilities	131,146	117,689
Long-term liabilities
Long-term debt, less current portion, net of debt issuance costs	131,772	220,912
Long-term operating lease liabilities	35,479	32,859
Other long-term liabilities	6,057	1,781
Total long-term liabilities	173,308	255,552
Total liabilities	$304,454	$373,241
Stockholders’ equity
Common stock—$.001 par value; 40,000 authorized and 16,128 and 15,940 shares issued and outstanding as of December 31, 2022 and 2021, respectively	$16	$16
Additional paid-in capital	393,208	380,037
Retained earnings	240,316	194,291
Total stockholders’ equity	633,540	574,344
Total liabilities and stockholders’ equity	$937,994	$947,585

See accompanying Notes to Consolidated Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2022, 2021 and 2020

(amounts and shares in thousands, except per share data)

	For the Years Ended December 31,
	2022	2021	2020
Net service revenues	$951,120	$864,499	$764,775
Cost of service revenues	651,381	594,651	538,538
Gross profit	299,739	269,848	226,237
General and administrative expenses	216,942	189,418	169,679
Depreciation and amortization	14,060	14,494	12,051
Total operating expenses	231,002	203,912	181,730
Operating income	68,737	65,936	44,507
Interest income	(341)	(268)	(624)
Interest expense	8,907	5,806	3,189
Total interest expense, net	8,566	5,538	2,565
Income before income taxes	60,171	60,398	41,942
Income tax expense	14,146	15,272	8,809
Net income	$46,025	$45,126	$33,133
Basic income per share	$2.90	$2.87	$2.12
Diluted income per share	$2.84	$2.81	$2.08
Weighted average number of common shares and potential common shares outstanding:
Basic	15,861	15,737	15,596
Diluted	16,181	16,064	15,956

See accompanying Notes to Consolidated Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2022, 2021 and 2020

(amounts and shares in thousands)

	Common Stock		Additional Paid in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2020	15,617	15	359,545	116,032	475,592
Issuance of shares of common stock under restricted stock award agreements	88	-	-	-	-
Forfeiture of shares of common stock under restricted stock award agreements	(6)	-	-	-	-
Stock-based compensation	-	-	6,005	-	6,005
Shares issued for exercise of stock options	127	1	3,945	-	3,946
Net income	-	-	-	33,133	33,133
Balance at December 31, 2020	15,826	$16	$369,495	$149,165	$518,676
Issuance of shares of common stock under restricted stock award agreements	89	-	-	-	-
Forfeiture of shares of common stock under restricted stock award agreements	(7)	-	-	-	-
Stock-based compensation	-	-	9,434	-	9,434
Shares issued for exercise of stock options	32	-	1,108	-	1,108
Net income	-	-	-	45,126	45,126
Balance at December 31, 2021	15,940	$16	$380,037	$194,291	$574,344
Issuance of shares of common stock under restricted stock award agreements	129	—	—	—	—
Forfeiture of shares of common stock under restricted stock award agreements	(4)	—	—	—	—
Stock-based compensation	—	—	10,625	—	10,625
Shares issued for exercise of stock options	63	—	2,546	—	2,546
Net income	—	—	—	46,025	46,025
Balance at December 31, 2022	16,128	$16	$393,208	$240,316	$633,540

See accompanying Notes to Consolidated Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2022, 2021 and 2020

(amounts in thousands)

	For the Years
	Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$46,025	$45,126	$33,133
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	14,060	14,494	12,051
Deferred income taxes	3,908	7,282	(4,652)
Stock-based compensation	10,625	9,434	6,005
Amortization of debt issuance costs under the credit facility	860	804	737
Provision for credit losses	678	962	918
Impairment of assets	1,174	—	1,256
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	20,592	(3,916)	23,860
Prepaid expenses and other current assets	1,471	(8,599)	(1,973)
Government stimulus advances	8,739	(27,914)	19,393
Accounts payable	2,514	(4,810)	2,159
Accrued payroll	(918)	7,888	5,228
Accrued expenses and other liabilities	(4,618)	(1,263)	11,296
Net cash provided by operating activities	105,110	39,488	109,411
Cash flows from investing activities:
Business acquisition, net of cash acquired	(98,290)	(37,370)	(207,660)
Proceeds on disposal of businesses	—	—	255
Purchases of property and equipment	(8,300)	(4,645)	(6,831)
Net cash used in investing activities	(106,590)	(42,015)	(214,236)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	—	—
Borrowings on revolver — credit facility	47,000	46,395	135,000
Payments on revolver — credit facility	(137,000)	—	—
Payments on term loan — credit facility	—	(18,130)	(735)
Payments on financing lease obligations	—	—	(22)
Payments for debt issuance costs under the credit facility	—	(3,029)	—
Cash received from exercise of stock options	2,546	1,108	3,946
Net cash (used in) provided by financing activities	(87,454)	26,344	138,189
Net change in cash	(88,934)	23,817	33,364
Cash, at beginning of period	168,895	145,078	111,714
Cash, at end of period	$79,961	$168,895	$145,078
Supplemental disclosures of cash flow information:
Cash paid for interest	$7,985	$5,094	$2,365
Cash paid for income taxes	1,483	17,820	10,590
Supplemental disclosures of non-cash investing and financing activities
Leasehold improvements acquired through tenant allowances	295	—	5,161
Licensing fees included in Fixed assets	4,000	—	—
Tax benefit related to the amortization of tax goodwill in excess of book basis	—	61	225

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

Revenue Recognition

Net service revenue is recognized at the amount that reflects the consideration the Company expects to receive in exchange for providing services directly to consumers. Receipts are from federal, state and local governmental agencies, managed care organizations, commercial insurers and private consumers for services rendered. The Company assesses the consumers’ ability to pay at the time of their admission based on the Company’s verification of the customer’s insurance coverage under the Medicare, Medicaid, and other commercial or managed care insurance programs. Laws and regulations governing the governmental programs in which the Company participates are complex and subject to interpretation. Net service revenues related to uninsured accounts, or self-pay, is recorded net of implicit price concessions estimated based on historical collection experience to reduce revenue to the estimated amount the Company expects to collect. Amounts collected from all sources may be less than amounts billed due to implicit price concessions, resulting from client eligibility issues, insufficient or incomplete documentation, services at levels other than authorized, pricing differences and other reasons unrelated to credit risk. The Company monitors our net service revenues and collections from these sources and records any necessary adjustment to net service revenues based upon management’s assessment of historical write offs and expected net collections, business and economic conditions, trends in federal, state and private employer healthcare coverage and other collection indicators.

The initial estimate of net service revenues is determined by reducing the standard charge by any contractual adjustments, discounts and implicit price concessions. Subsequent changes to the estimate of net service revenues are generally recorded in the period of the change. Changes in estimates of implicit price concessions, discounts and contractual adjustments recognized during the year ended December 31, 2022 for performance obligations satisfied in years prior to 2022 resulted in an increase to net service revenue of approximately $8.8 million. Changes in estimates of implicit price concessions, discounts and contractual adjustments recognized during the year ended December 31, 2021 for performance obligations satisfied in years prior to 2021 resulted in an increase to net service revenue of approximately $5.7 million. Subsequent changes that are determined to be the result of an adverse change in the patient’s ability to pay are recorded as bad debt expense.

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

Hospice Revenue

The Company generates net service revenues from providing hospice services to consumers who are terminally ill as well as related services for their families. Net service revenues are recognized as services are provided and costs for delivery of such services are incurred. The estimated payment rates are daily rates for each of the levels of care the Company delivers. Hospice companies are subject to two specific payment limit caps under the Medicare program each federal fiscal year, the inpatient cap and the aggregate cap. The inpatient cap limits the number of inpatient care days provided to no more than 20% of the total days of hospice care provided to Medicare patients for the year. If a hospice exceeds the number of allowable inpatient care days, the hospice must refund any amounts received for inpatient care that exceed the total of: (i) the product of the total reimbursement paid to the hospice for inpatient care multiplied by the ratio of the maximum number of allowable inpatient days to the actual number of inpatient care days furnished by the hospice to Medicare patients; and (ii) the product of the number of actual inpatient days in excess of the limitation multiplied by the routine home care rate. The aggregate cap, which is calculated each federal fiscal year, limits the amount of Medicare reimbursement a hospice may receive, based on the number of Medicare patients served. If a hospice’s Medicare payments exceed its aggregate cap, it must repay Medicare for the excess amount. In federal fiscal year 2023, the aggregate cap is $32,486.92. For the years ended December 31, 2022 and 2021, the Company recorded a liability of $0.9 million and $0.3 million, respectively, related to the Medicare aggregate cap limit.

Home Health Revenue

The Company also generates net service revenues from providing home healthcare services directly to consumers mainly under contracts with Medicare and managed care organizations. Generally, these contracts, which are negotiated based on current contracting practices as appropriate for the payor, establish the terms of a relationship and set the broad range of terms for services to be performed on an episodic basis at a stated rate. Home health Medicare services were paid under the Medicare Home Health Prospective Payment System (“HHPPS”), for the years ended December 31, 2022 and 2021, which are based on 30-day periods of care as a unit of service. The HHPPS permits multiple, continuous periods per patient. Medicare payment rates for periods under HHPPS are determined through use of a case-mix classification system, the Patient-Driven Groupings Model (“PDGM”), which assigns patients to resource groups based on a patient’s clinical characteristics.

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

Subsequent adjustments to accounts receivable determined to be the result of an adverse change in the payor’s ability to pay are recognized as provision for credit losses. The majority of what historically was classified as provision for credit losses under operating expenses is now treated as an implicit price concession factored into the determination of net service revenues discussed above. Our collection procedures include review of account aging and direct contact with our payors. We have historically not used collection agencies. An uncollectible amount is written off to the allowance account after reasonable collection efforts have been exhausted. As of December 31, 2022 and 2021, the allowance for credit losses balance was $1.6 million and $1.4 million, respectively, which is included in accounts receivable, net of allowances for credit losses on the Company’s Consolidated Balance Sheets.

Activity in the allowance for credit losses is as follows (in thousands):

Allowance for credit losses	Balance at beginning of period	Additions/ charges	Deductions (1)	Balance at end of period
Year ended December 31, 2022
Allowance for credit losses	$1,433	678	477	$1,634
Year ended December 31, 2021
Allowance for credit losses	$973	962	502	$1,433
Year ended December 31, 2020
Allowance for credit losses	$962	918	907	$973

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

Operating lease assets are valued based on the initial operating lease liabilities plus any prepaid rent, reduced by tenant improvement allowances. Operating lease assets are tested for impairment in the same manner as our long-lived assets. For the year ended December 31, 2022, the Company recorded $1.2 million in impairment charges on operating lease assets, included within general and administrative expenses, and no material impairment charges for the year ended December 31, 2021. For the year ended December 31, 2020, the Company sublet certain support center office space and incurred an impairment charge of approximately $1.0 million in operating lease assets, included within general and administrative expenses. See Note 2 for additional information related to leases.

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

As of December 31, 2022 and 2021, goodwill was $582.8 million and $504.4 million, respectively, included on the Company’s Consolidated Balance Sheets. The Company’s carrying value of goodwill is the excess of the purchase price over the fair value of the net assets acquired from various acquisitions. In accordance with Accounting Standards Codification (“ASC”) Topic 350, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite useful lives are not amortized. The Company tests goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. The Company may elect to use a qualitative test to determine whether impairment has occurred, focused on various factors including macroeconomic conditions, market trends, specific reporting unit financial performance and other entity specific events, to determine if it is more likely than not that the fair value of a reporting unit exceeds its carrying value, including goodwill. The Company may also bypass the qualitative assessment and perform a quantitative test. Additionally, it is the Company’s policy to update the fair value calculation of our reporting units and perform the quantitative goodwill impairment test on a periodic basis. The quantitative goodwill impairment test involves comparing the fair value of a reporting unit with its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, then goodwill is not impaired. If the fair value of a reporting unit is less than its carrying value, then goodwill is impaired to the extent of the difference.

For the years ended December 31, 2022, 2021 and 2020, the Company performed the quantitative analysis to evaluate whether an impairment occurred. Since quoted market prices for our reporting units are not available, the Company relies on widely accepted valuation techniques to determine fair value, including discounted cash flow and market multiple approaches, which capture both the future income potential of the reporting unit and the market behaviors and actions of market participants in the industry that includes the reporting unit. These types of models require us to make assumptions and estimates regarding future cash flows, industry-specific economic factors and the profitability of future business strategies. The discounted cash flow model uses a projection of estimated operating results and cash flows that are discounted using a weighted average cost of capital. The market multiple model estimates fair value based on market multiples of earnings before interest, taxes and depreciation and amortization. Under the discounted cash flow model, the projection uses management’s best estimates of economic and market conditions over the projected period for each reporting unit using significant assumptions such as revenue growth rates and the weighted-average cost of capital.

Based on the totality of the information available, the Company concluded that it was more likely than not that the estimated fair values of our reporting units were greater than their carrying values. Consequently, the Company concluded that there were no impairments for the years ended December 31, 2022, 2021 or 2020. For the fiscal year 2022 impairment tests, the fair value of the reporting units exceeded their respective carrying values (commonly referred to as “headroom”) by at least 100% in the personal care reporting unit, 75% in the home health reporting unit, and 67% in the hospice reporting unit. The Company bases its fair value estimates on assumptions management believes to be reasonable but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

As of December 31, 2022 and 2021, intangibles, net of accumulated amortization, was $72.2 million and $64.3 million, respectively, included on the Company’s Consolidated Balance Sheets. The Company’s identifiable intangible assets consist of customer and referral relationships, trade names, trademarks, state licenses and non-competition agreements. Definite-lived intangible assets are amortized using straight-line and accelerated methods based upon the estimated useful lives of the respective assets, which range from one to twenty-five years, and assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Customer and referral relationships are amortized systematically over the periods of expected economic benefit, which range from five to ten years. The Company would recognize an impairment loss when the estimated future non-discounted cash flows associated with the intangible asset are less than the carrying value. An impairment charge would then be recorded for the excess of the carrying value over the fair value. The Company estimates the fair value of these intangible assets using the income approach. In accordance with ASC Topic 350, Goodwill and Other Intangible Assets, intangible assets with indefinite useful lives are not amortized. We test intangible assets with indefinite useful lives for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. No impairment charge was recorded for the years ended December 31, 2022, 2021 or 2020. Amortization of intangible assets is reported in the statement of income caption, “Depreciation and amortization” and not included in the income statement caption cost of service revenues.

Debt Issuance Costs

The Company amortizes debt issuance costs on a straight-line method over the term of the related debt. This method approximates the effective interest method. In accordance with ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, the Company has classified the debt issuance costs as a direct deduction from the carrying amount of the related liability.

Workers’ Compensation Program

The Company’s workers’ compensation insurance program has a $0.4 million deductible component. The Company recognizes its obligations associated with this program in the period the claim is incurred. The cost of both the claims reported and claims incurred but not reported, up to the deductible, have been accrued based on historical claims experience, industry statistics and an actuarial analysis. The future claims payments related to the workers’ compensation program are secured by letters of credit. These letters of credit totaled $8.2 million at both December 31, 2022 and 2021. The Company monitors its claims quarterly and adjusts its reserves as necessary in the current period. These costs are recorded primarily as cost of services on the Consolidated Statements of Income. As of December 31, 2022 and 2021, the Company recorded $12.9 million and $13.0 million, respectively, in accrued workers’ compensation insurance on the Company’s Consolidated Balance Sheets. As of December 31, 2022 and 2021, the Company recorded $0.7 million and $1.6 million, respectively, in workers’ compensation insurance receivables. The workers’ compensation insurance receivable is included in prepaid expenses and other current assets on the Company’s Consolidated Balance Sheets.

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

Stock-based Compensation

The Company currently has one stock incentive plan, the 2017 Omnibus Incentive Plan (the “2017 Plan”), under which new grants of stock-based employee compensation are made. The Company accounts for stock-based compensation in accordance with ASC Topic 718, Stock Compensation. Compensation expense is recognized on a straight-line basis under the 2017 Plan over the vesting period of the equity awards based on the grant date fair value of the options and restricted stock awards. The Company utilizes the Black-Scholes Option Pricing Model to value the Company’s options. Forfeitures are recognized when they occur. Stock-based compensation expense was $10.6 million, $9.4 million and $6.0 million for the years ended December 31, 2022, 2021 and 2020, respectively, included within general and administrative expenses on the Consolidated Statements of Income.

Diluted Net Income Per Common Share

Diluted net income per common share, calculated on the treasury stock method, is based on the weighted average number of shares outstanding during the period. The Company’s outstanding securities that may potentially dilute the common stock are stock options and restricted stock awards.

Included in the Company’s calculation of diluted earnings per share for the year ended December 31, 2022 were approximately 468,000 stock options outstanding, of which approximately 248,000 were dilutive. In addition, there were approximately 209,000 restricted stock awards outstanding, of which approximately 72,000 were dilutive for the year ended December 31, 2022.

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

Use of Estimates

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

Going Concern

In connection with the preparation of the financial statements for the years ended December 31, 2022 and 2021, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the entity’s ability to continue as a going concern within one year after the date of the issuance, of the financial statements. Based on the evaluation, we believe that cash flows from operations will be sufficient to meet our ongoing liquidity requirements for at least twelve months from the date of issuance.

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

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. ASU 2021-10 requires entities to disclose certain information about the nature of certain governmental assistance received, including the nature of the transaction and the related accounting policy, the financial statement line items impacted by the assistance, as well as the significant terms and conditions of the transactions. The ASU was adopted as of January 1, 2022 and did not have a material impact on the Company’s results of operations or liquidity.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, and other transactions subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. Therefore, it will be in effect for a limited time through December 31, 2024. The ASU can be adopted no later than December 1, 2024 with early adoption permitted. As discussed further in Note 7 and pursuant to the Second Amendment to Amended and Restated Credit Agreement, dated as of July 30, 2021, the Company’s Credit Agreement contains hardwired fallback language that contemplates a transition from LIBOR, specifically identifies the Secured Overnight Financing Rate (“SOFR”) as the replacement reference rate and details the mechanism for transition at LIBOR cessation, which is anticipated to occur on June 30, 2023. The transition to SOFR is not expected to have a material impact on the Company’s results of operations or liquidity.

2. Leases

Amounts reported on the Company’s Consolidated Balance Sheets for operating leases were as follows:

	December 31,
	2022	2021
	(Amounts in Thousands)
Operating lease assets, net	$38,980	$36,048
Short-term operating lease liabilities (in accrued expenses)	10,801	9,774
Long-term operating lease liabilities	35,479	32,859
Total operating lease liabilities	$46,280	$42,633

Lease Costs

Components of lease costs were reported in general and administrative expenses in the Company’s Consolidated Statements of Income as follows:

	For the Years Ended December 31,
	(Amounts in Thousands)
	2022	2021	2020
Operating lease costs	$11,354	$11,150	$9,197
Short-term lease costs	2,885	739	761
Total lease costs	14,239	11,889	9,958
Less: sublease income	(951)	(679)	(323)
Total lease costs, net	$13,288	$11,210	$9,635

Lease Term and Discount Rate

Weighted average remaining lease terms and discount rates were as follows:

	December 31,
	2022	2021	2020
Operating leases:
Weighted average remaining lease term	5.82	6.39	6.97
Weighted average discount rate	3.98%	3.91%	4.18%

Maturity of Lease Liabilities

Remaining operating lease payments as of December 31, 2022 were as follows:

Operating Leases
(Amounts in Thousands)
Due in 12-month period ended December 31,
2023	$12,470
2024	10,340
2025	7,246
2026	5,602
2027	4,241
Thereafter	12,115
Total future minimum rental commitments	52,014
Less: Imputed interest	(5,734)
Total lease liabilities	$46,280

Supplemental cash flows information

	For the Years Ended December 31,
	(Amounts in Thousands)
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,015	$11,288	$8,769
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$14,746	$7,705	$25,807

Commencing on November 14, 2022, the Company sublet a portion of its corporate headquarters space in Frisco, Texas to a third party under a two-year sublease term for a monthly base rent of $0.1 million.

3. Acquisitions

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

JourneyCare

On February 1, 2022, the Company completed the acquisition of the hospice and palliative operations of JourneyCare Inc. (“JourneyCare”). The purchase price was approximately $86.6 million, including the amount of acquired excess cash held by JourneyCare at the closing of the acquisition (approximately $0.4 million) plus the finalization of net working capital payable to seller of $1.6 million. The JourneyCare acquisition was funded with a combination of a $35.0 million draw on the Company’s revolving credit facility and available cash. With the JourneyCare acquisition, the Company expanded its hospice services in the state of Illinois. The related acquisition and integration costs were $0.5 million and $4.3 million, respectively, for the year ended December 31, 2022. These costs are included in general and administrative expenses on the Consolidated Statements of Income and were expensed as incurred.

Based upon management’s valuations, which are preliminary and subject to completion of working capital adjustments, the fair values of the assets and liabilities acquired are as follows:

Total (Amounts in Thousands)
Goodwill	$69,446
Identifiable intangible assets	13,792
Cash	421
Accounts receivable	7,747
Property and equipment	1,194
Operating lease assets, net	3,728
Other assets	317
Accrued expenses	(5,002)
Accrued payroll	(1,511)
Long-term operating lease liabilities	(3,537)
Total purchase price	$86,595

Identifiable intangible assets acquired included $9.0 million in a trade name and $4.8 million of indefinite-lived state licenses. The estimated fair value of identifiable intangible assets was determined with the assistance of a valuation specialist, using Level 3 inputs as defined under ASC Topic 820. The fair value analysis and related valuations reflect the conclusions of management. All estimates, key assumptions, and forecasts were either provided by or reviewed by the Company. The goodwill and intangible assets acquired are deductible for tax purposes.

JourneyCare accounted for $47.2 million and $9.1 million of the Company’s net service revenues and operating income for the year ended December 31, 2022.

Armada Skilled Homecare

On August 1, 2021, we completed the acquisition of Armada Skilled Homecare of New Mexico LLC, Armada Hospice of New Mexico LLC and Armada Hospice of Santa Fe LLC (collectively, “Armada”) for approximately $29.7 million, including the amount of acquired excess cash held by Armada at the closing of the acquisition (approximately $0.7 million). The purchase of Armada was funded with the Company’s revolving credit facility. With the purchase of Armada, the Company expanded its home health and hospice services in the state of New Mexico. The related acquisition and integration costs were $0.4 million and $0.5 million, respectively, for the year ended December 31, 2021. These costs are included in general and administrative expenses on the Consolidated Statements of Income and were expensed as incurred.

Based upon management’s final valuations, the fair values of the assets and liabilities acquired are as follows:

Total (Amounts in Thousands)
Goodwill	$28,287
Identifiable intangible assets	990
Cash	676
Property and equipment	40
Other assets	24
Accounts payable	—
Accrued payroll	(361)
Total purchase price	$29,656

Identifiable intangible assets acquired included $0.6 million of non-competition agreements with estimated useful lives of five years and $0.4 million of indefinite-lived state licenses. The estimated fair value of identifiable intangible assets was determined with the assistance of a valuation specialist, using Level 3 inputs as defined under ASC Topic 820. The fair value analysis and related valuations reflect the conclusions of management. All estimates, key assumptions, and forecasts were either provided by or reviewed by the Company. The goodwill and intangible assets acquired are deductible for tax purposes.

Queen City Hospice

On December 4, 2020, we completed the acquisition of Queen City Hospice, LLC and its affiliate Miracle City Hospice, LLC (together “Queen City Hospice”). The purchase price was approximately $194.8 million, including the amount of acquired excess cash held by Queen City Hospice at the closing of the acquisition (approximately $15.4 million). The purchase of Queen City Hospice was funded with the Company’s revolving credit facility and available cash. With the purchase of Queen City Hospice, the Company expanded its hospice services in the state of Ohio. The related acquisition costs were $1.8 million for the year ended December 31, 2021. For the year ended December 31, 2021, integration costs were $2.2 million. These costs are included in general and administrative expenses on the Consolidated Statements of Income and were expensed as incurred.

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

County Homemakers

On November 1, 2020, we completed the acquisition of County Homemakers. The purchase price was approximately $15.8 million, including the amount of acquired excess cash held by County Homemakers at the closing of the acquisition (approximately $1.1 million). The purchase of County Homemakers was funded with the Company’s available cash. With the purchase of County Homemakers, the Company expanded its personal care services in the state of Pennsylvania. The related integration and acquisition costs were $0.2 million and $0.3 million for the year ended December 31, 2020, respectively. These costs are included in general and administrative expenses on the Consolidated Statements of Income and were expensed as incurred.

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

A Plus Health Care

On July 1, 2020, we completed the acquisition of A Plus Health Care, Inc. (“A Plus”). The purchase price was approximately $14.5 million, including the amount of acquired excess cash held by A Plus at the closing of the acquisition (approximately $2.8 million). The purchase of A Plus was funded with the Company’s available cash. With the purchase of A Plus, the Company expanded its personal care services in the state of Montana. The related acquisition and integration costs were $0.4 million and $0.3 million, respectively, for the year ended December 31, 2020. These costs are included in general and administrative expenses on the Consolidated Statements of Income and were expensed as incurred.

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

Other Acquisitions

On October 1, 2022, we completed the acquisition of Apple Home HealthCare LTD (“Apple Home”) for approximately $12.7 million, with funding provided by drawing on the Company’s revolving credit facility. In addition to the initial consideration, the total purchase price also includes potential additional contingent consideration to the previous owners of Apple Home of up to approximately $2 million. The contingent consideration will vary based upon performance relative to certain agreed upon earnings targets in 2022 and 2023. With the purchase of Apple Home, the Company expanded clinical services for its home health segment in Illinois and recorded goodwill of $8.9 million.

On October 1, 2021, we completed the acquisition of Summit Home Health, LLC (“Summit”) for approximately $8.1 million, with funding provided by available cash. With the purchase of Summit, we added clinical services to our home health segment in Illinois and recorded goodwill of $6.5 million.

For the year ended December 31, 2022, the following table contains unaudited pro forma Consolidated Income Statement information of the Company as if the acquisition of JourneyCare closed on January 1, 2021. For the year ended December 31, 2021, the following table contains unaudited pro forma Consolidated Income Statement information of the Company as if the acquisition of Armada closed on January 1, 2020. For the year ended December 31, 2020, the following table contains unaudited pro forma Consolidated Income Statement information of the Company as if each of the acquisitions of Queen City Hospice, A Plus and County Homemakers closed on January 1, 2020.

	For the Years Ended December 31, (Amounts in Thousands, Unaudited)
	2022	2021	2020
Net service revenues	$956,333	$936,601	$831,290
Operating income from continuing operations	67,201	69,081	45,555
Net income from continuing operations	44,959	47,622	34,564

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
4. Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2022	2021
	(Amounts in Thousands)
Computer software	$19,675	$13,541
Computer equipment	12,343	10,313
Leasehold improvements	10,746	9,712
Furniture and equipment	5,534	5,220
Transportation equipment	194	194
	48,492	38,980
Less: accumulated depreciation and amortization	(27,310)	(20,497)
	$21,182	$18,483

Computer software includes $1.6 million and $1.5 million of internally developed software for the years ended December 31, 2022 and 2021, respectively. Depreciation and amortization expense totaled $6.8 million, $5.9 million and $5.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

5. Goodwill and Intangible Assets

A summary of goodwill by segment and related adjustments is provided below:

	Goodwill
	Hospice	Personal Care	Home Health	Total
	(Amounts In Thousands)
Goodwill at December 31, 2020	$314,833	$152,448	$1,791	$469,072
Additions for acquisitions	13,370	115	21,579	35,064
Adjustments to previously recorded goodwill	131	125	—	256
Goodwill at December 31, 2021	328,334	152,688	23,370	504,392
Additions for acquisitions	69,446	—	8,910	78,356
Adjustments to previously recorded goodwill	(52)	—	141	89
Goodwill at December 31, 2022	$397,728	$152,688	$32,421	$582,837

In 2022, the Company recognized goodwill in the hospice segment of $69.4 million related to the acquisition of JourneyCare and $8.9 million with the acquisition of Apple Home in the home health segment. In connection with the acquisition of Armada in 2021, the Company recognized goodwill in its hospice and home health segments of $13.4 million and $15.0 million, respectively, and $6.5 million with the acquisition of Summit in 2021 in our home health segment.

Goodwill adjustments to previously recorded goodwill are generally related to accounts receivable and accrued expenses based on the final valuations. See Note 3 to the Notes to Consolidated Financial Statements for additional information regarding the acquisitions made by the Company in 2021 and 2022.

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

Goodwill and certain state licenses are not amortized pursuant to ASC Topic 350. We test intangible assets with indefinite useful lives for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. The Company estimates the fair value of the reporting unit using both a discounted cash flow model as well as a market multiple model. The cash flow forecasts are adjusted by an appropriate discount rate based on the Company’s estimate of a market participant’s weighted-average cost of capital. These models are both based on the Company’s best estimate of future revenues and operating costs and are reconciled to the Company’s consolidated market capitalization, with consideration of the amount a potential acquirer would be required to pay, in the form of a control premium. The determination of fair value in the Company’s goodwill impairment analysis is based on an estimate of fair value for each reporting unit utilizing known and estimated inputs at the evaluation date. Some of those inputs include, but are not limited to, the most recent price of the Company’s common stock and fair value of long term debt, estimates of future revenue and expense growth, estimated market multiples, expected capital expenditures, income tax rates and cost of invested capital. Significant assumptions used in the analysis included a 9.5% discount rate and long-term revenue growth rates that ranged from 3.5% to 7.0%. For the fiscal year 2022 impairment test, the fair value of the reporting units exceeded their respective carrying values (commonly referred to as “headroom”) by at least 100% in the personal care segment, by 75% in the home health segment, and 67% in the hospice segment. The Company did not record any impairment charges for the years ended December 31, 2022, 2021 or 2020.

The carrying amount and accumulated amortization of each identifiable intangible asset category consisted of the following at December 31, 2022 and 2021:

	Customer and referral relationships	Trade names and trademarks	Non- competition agreements	State Licenses	Total
	(Amounts in Thousands)
Intangible assets with indefinite lives	$—	$—	$—	$27,108	$27,108
Intangible assets subject to amortization:
Gross carrying amount	44,672	52,046	6,785	12,517	116,020
Accumulated amortization	(38,088)	(21,058)	(4,785)	(7,009)	(70,940)
Intangible assets subject to amortization, net	6,584	30,988	2,000	5,508	45,080
Net balance at December 31, 2022	$6,584	$30,988	$2,000	$32,616	$72,188

Intangible assets with indefinite lives	$—	$—	$—	$21,124	$21,124
Intangible assets subject to amortization:
Gross carrying amount	44,672	42,926	6,785	12,508	106,891
Accumulated amortization	(36,342)	(18,494)	(3,831)	(5,027)	(63,694)
Intangible assets subject to amortization, net	8,330	24,432	2,954	7,481	43,197
Net balance at December 31, 2021	$8,330	$24,432	$2,954	$28,605	$64,321

During the year ended December 31, 2022, the Company acquired indefinite-lived state licenses and trade names of $4.8 million and $9.0 million, respectively, related to the acquisition of JourneyCare. During the year ended December 31, 2022, the Company acquired indefinite lived state licenses and trade names of $1.2 million and $0.1 million, respectively, related to the acquisition of Apple Home.

During the year ended December 31, 2021, the Company acquired indefinite lived state licenses and non-competition agreements of $0.4 million and $0.6 million, respectively, related to the acquisition of Armada.

Amortization expense related to the identifiable intangible assets amounted to $7.2 million, $8.5 million and $7.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The weighted average remaining useful life of identifiable intangible assets as of December 31, 2022 is 9.8 years.

The estimated future intangible amortization expense is as follows:

For the year ended December 31,	Total (Amount in Thousands)
2023	$6,857
2024	6,534
2025	4,911
2026	4,287
2027	3,665
Thereafter	18,826
Total, intangible assets subject to amortization	$45,080

6. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2022	2021
	(Amounts in Thousands)
Income tax receivable	$—	$7,556
Prepaid payroll	7,566	—
Prepaid workers’ compensation and liability insurance	3,399	3,206
Workers’ compensation insurance receivable	666	1,559
Other	5,714	6,170
Total prepaid expenses and other current assets	$17,345	$18,491

Accrued expenses consisted of the following:

	December 31,
	2022	2021
	(Amounts in Thousands)
Current portion of operating lease liabilities	$10,801	$9,774
Payor advances (1)	4,473	6,485
Accrued health insurance	5,152	5,200
Accrued professional fees	3,576	2,978
Accrued payroll taxes	3,525	1,872
Other	10,781	10,768
Total accrued expenses	$38,308	$37,077

(1)
Represents the deferred portion of payments received from payors for COVID-19 reimbursements which will be recognized as we incur specific COVID-19 related expenses (including expenses related to securing and maintaining adequate personnel) or will be returned to the extent such related expenses are not incurred.

7. Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2022	2021
	(Amounts in Thousands)
Revolving loan under the credit facility	$134,853	$224,853
Term loan under the credit facility	—	—
Less unamortized issuance costs	(3,081)	(3,941)
Total	131,772	220,912
Less current maturities	—	—
Long-term debt	$131,772	$220,912

Amended and Restated Senior Secured Credit Facility

On October 31, 2018, the Company entered into the Amended and Restated Credit Agreement, dated as of October 31, 2018, with certain lenders and Capital One, National Association, as a lender and as agent for all lenders, as amended by the First Amendment to Amended and Restated Credit Agreement, dated as of September 12, 2019, and as further amended by the Second Amendment to Amended and Restated Credit Agreement, dated as of July 30, 2021 (as amended, the “Credit Agreement”; as used throughout this Annual Report on Form 10-K, “credit facility” shall mean the credit facility evidenced by the Credit Agreement). The credit facility consists of a $600.0 million revolving credit facility and a $125.0 million incremental loan facility, which incremental loan facility may be for term loans or an increase to the revolving loan commitments. The maturity of this credit facility is July 30, 2026. Interest on the credit facility may be payable at (x) the sum of (i) an applicable margin ranging from 0.75% to 1.50% based on the applicable senior net leverage ratio plus (ii) a base rate equal to the greatest of (a) the rate of interest last quoted by The Wall Street Journal as the “prime rate,” (b) the sum of the federal funds rate plus a margin of 0.50% and (c) the sum of the adjusted LIBOR that would be applicable to a loan with an interest period of one month advanced on the applicable day (not to be less than 0.00%) plus a margin of 1.00% or (y) the sum of (i) an applicable margin ranging from 1.75% to 2.50% based on the applicable senior net leverage ratio plus (ii) the offered rate per annum for similar dollar deposits for the applicable interest period that appears on Reuters Screen LIBOR01 Page (not to be less than zero). Swing loans may not be LIBOR loans. The Credit Agreement contains hardwired fallback language that contemplates a transition from LIBOR, specifically identifies the Secured Overnight Financing Rate (“SOFR”) as the replacement reference rate and details the mechanism for transition at LIBOR cessation, which is anticipated to occur on June 30, 2023. The transition to SOFR is not expected to have a material impact on the Company's results of operations or liquidity.

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

The Credit Agreement contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The Credit Agreement also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum Interest Coverage Ratio (as defined in the Credit Agreement), a requirement to stay below a maximum Total Net Leverage Ratio (as defined in the Credit Agreement) and a requirement to stay below a maximum permitted amount of capital expenditures. The Credit Agreement also contains restrictions on guarantees, indebtedness, liens, investments and loans, subject to customary carve outs, a restriction on dividends (provided that Addus HealthCare may make distributions to the Company in an amount that does not exceed $7.5 million in any year absent of an event of default, plus limited exceptions for tax and administrative distributions), a restriction on the ability to consummate acquisitions (without the consent of the lenders) under its credit facility subject to compliance with the Total Net Leverage Ratio (as defined in the Credit Agreement) thresholds, restrictions on mergers, dispositions of assets, and affiliate transactions, and restrictions on fundamental changes and lines of business. As of December 31, 2022, the Company was in compliance with all financial covenants under the Credit Agreement.

The Company drew approximately $47.0 million under its credit facility to fund, in part, the JourneyCare and Apple Home acquisitions. At December 31, 2022, the Company had a total of $134.9 million of revolving loans, with an interest rate of 6.13%, outstanding on its credit facility. After giving effect to the amount drawn on its credit facility, approximately $8.2 million of outstanding letters of credit and borrowing limits based on an advance multiple of Adjusted EBITDA (as defined in the Credit Agreement), the Company had $380.2 million of capacity and $237.2 million available for borrowing under its credit facility.

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

8. Income Taxes

The current and deferred federal and state income tax provision from continuing operations, are comprised of the following:

	For the Years Ended December 31,
	(Amounts in Thousands)
	2022	2021	2020
Current
Federal	$7,075	$4,603	$10,230
State	3,090	2,398	3,312
Deferred
Federal	3,118	6,407	(3,690)
State	863	1,864	(1,043)
Provision for income taxes	$14,146	$15,272	$8,809

The tax effects of certain temporary differences between the Company’s book and tax bases of assets and liabilities give rise to significant portions of the deferred income tax assets (liabilities) at December 31, 2022 and 2021. The deferred tax assets (liabilities) consisted of the following:

	For the Years Ended December 31,
	(Amounts in Thousands)
	2022	2021
Deferred tax assets
Long-term
Accounts receivable allowances	$18,515	$14,590
Operating lease liabilities	12,472	11,623
Accrued compensation	3,676	3,752
Accrued workers’ compensation	3,296	3,119
Transaction costs	2,056	1,803
Stock-based compensation	1,473	1,293
Government stimulus advances	—	1,138
Restructuring costs	54	119
Other	1,420	793
Total long-term deferred tax assets	42,962	38,230
Deferred tax liabilities
Long-term
Goodwill and intangible assets	(34,310)	(26,097)
Operating lease assets, net	(10,323)	(9,571)
Property and equipment	(3,123)	(3,415)
Insurance premiums	(916)	(876)
Total long-term deferred tax liabilities	(48,672)	(39,959)
Total net deferred tax (liabilities) assets	$(5,710)	$(1,729)

Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers all available evidence in making this assessment.

A reconciliation for continuing operations of the statutory federal tax rate of 21.0% to the effective income tax rate is summarized as follows:

	For the Years Ended December 31,
	2022	2021	2020
Federal income tax at statutory rate	21.0%	21.0%	21.0%
State and local taxes, net of federal benefit	5.9	6.3	6.0
162(m) disallowance for executive compensation	3.2	3.5	6.0
Nondeductible penalties	—	0.6	—
Excess tax benefit	(0.4)	(2.0)	(5.6)
Jobs tax credits, net	(5.1)	(4.1)	(5.1)
Nondeductible permanent items	—	—	0.4
Federal/state return to provision	(1.0)	—	(1.6)
Other	(0.1)	(0.1)	(0.1)
Effective income tax rate	23.5%	25.2%	21.0%

The effective income tax rate was 23.5%, 25.2% and 21.0% for the years ended December 31, 2022, 2021 and 2020, respectively. The difference between our federal statutory and effective income tax rates is principally due to the inclusion of state taxes and non-deductible compensation, offset by an excess tax benefit and the use of federal employment tax credits. The excess tax benefit is a discrete item, primarily related to the vesting of equity shares, which requires the Company to recognize the benefit fully in the period.

The Company is subject to taxation in the jurisdictions in which it operates. The Company continues to remain subject to examination by U.S. federal authorities for the years 2019 through 2021 and for various state authorities for the years 2017 through 2021.

9. Stock Options and Restricted Stock Awards

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

Under the 2017 Plan, Awards may be made in shares of our common stock. Subject to adjustment as provided by the terms of the 2017 Plan, the maximum aggregate number of shares of common stock with respect to which awards may be granted under the 2017 Plan will be 1,182,270, less the number of shares subject to awards that are granted pursuant to the 2009 Plan after March 31, 2017. The aggregate awards granted during any calendar year to any single Participant cannot exceed (i) 500,000 shares subject to stock options or stock appreciation rights (“SARs”) or (ii) 300,000 shares subject to Awards denominated in shares of common stock (whether or not settled in common stock). These individual annual limitations are cumulative in that any shares of common stock or cash for which Awards are permitted to be granted to a Participant during a fiscal year are not covered by an Award in that fiscal year, the number of shares of common stock will automatically increase in the subsequent fiscal years during the term of the 2017 Plan until the earlier of the time the increase has been granted to the Participant, or the end of the third fiscal year following the year to which such increase relates. At December 31, 2022, there were 350,317 shares of common stock available for future grant under the 2017 Plan.

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

The exercise prices of stock options outstanding on December 31, 2022 range from $19.71 to $92.00. Restricted stock awards are full-value awards.

Stock Options

A summary of stock option activity and weighted average exercise price for the year ended December 31, 2022 follows:

	Options (Amounts in Thousands)	Weighted Average Exercise Price
Outstanding, beginning of period	493	$41.77
Granted	38	88.42
Exercised	(63)	40.55
Forfeited/Cancelled	—	—
Outstanding, end of period	468	$45.72

The weighted-average estimated fair value of employee stock options granted was calculated using the Black-Scholes Option Pricing Model in 2022 and 2021. The Company did not grant any stock options in 2020. The related assumptions follow:

	2022	2021	2020
	Grants	Grants	Grants
Weighted average fair value	$32.96	$32.71	$—
Risk-free discount rate	1.76% - 2.86%	0.65%	—
Expected life	4.2 years	4.1 years	—
Dividend yield	—	—	—
Volatility	43%	45%	—

Stock option compensation expense totaled $1.2 million, $1.4 million and $2.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, there was $1.9 million of total unrecognized compensation cost that is expected to be recognized over a weighted average period of 2.3 years.

The intrinsic value of vested and outstanding stock options was $24.1 million and $1.0 million, respectively, as of December 31, 2022.

As of December 31, 2022, there were 390,026 and 78,125 shares of stock options vested and unvested, respectively.

The intrinsic value of stock options exercised during the years ended December 31, 2022, 2021 and 2020 was $3.5 million, $1.8 million and $7.5 million, respectively.

Restricted Stock Awards

A summary of unvested restricted stock awards activity and weighted average grant date fair value for the year ended December 31, 2022 follows:

	Restricted Stock Awards (Amounts in Thousands)	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, beginning of period	159	$104.91
Awarded	130	71.91
Vested	(74)	95.73
Forfeited	(5)	85.53
Unvested restricted stock awards, end of period	210	$88.22

The fair value of restricted stock awards that vested during the year ended December 31, 2022 was $5.4 million.

Restricted stock award compensation expense totaled $9.4 million, $8.0 million and $4.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, there was $10.9 million of total unrecognized compensation cost that is expected to be recognized over a weighted average period of 1.7 years.

10. Employee Benefit Plans

The 401(k) retirement plan is a defined contribution plan that provides for matching contributions by the Company to all non-union employees. Matching contributions are discretionary and subject to change by management. Under the provisions of the 401(k) plan, employees can contribute up to the maximum percentage and limits allowable under the U.S. Revenue Code. The Company provided contributions totaling $0.4 million, $0.4 million and $0.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

11. Commitments and Contingencies

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

Concentration of Cash

The Company owns financial instruments that potentially subject the Company to significant concentrations of credit risk, including cash. The Company maintains cash with financial institutions which, at times, may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk on cash.

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

The tables below set forth information about the Company’s reportable segments for the years ended December 31, 2022, 2021 and 2020 along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements. Segment assets are not reviewed by the Company’s chief operating decision maker function and therefore are not disclosed below.

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

	For the Year Ended December 31, 2022
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$706,507	$201,772	$42,841	$951,120
Cost of services revenues	520,617	100,956	29,808	651,381
Gross profit	185,890	100,816	13,033	299,739
General and administrative expenses	60,532	49,742	10,251	120,525
Segment operating income	$125,358	$51,074	$2,782	$179,214

	For the Year Ended December 31, 2021
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$685,854	$152,253	$26,392	$864,499
Cost of services revenues	502,024	75,186	17,441	594,651
Gross profit	183,830	77,067	8,951	269,848
General and administrative expenses	61,565	34,632	5,713	101,910
Segment operating income	$122,265	$42,435	$3,238	$167,938

	For the Year Ended December 31, 2020
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$647,233	$101,297	$16,245	$764,775
Cost of services revenues	480,191	47,197	11,150	538,538
Gross profit	167,042	54,100	5,095	226,237
General and administrative expenses	60,468	25,394	3,773	89,635
Segment operating income	$106,574	$28,706	$1,322	$136,602

	For the Years Ended December 31,
	(Amounts in Thousands)
	2022	2021	2020
Segment reconciliation:
Total segment operating income	$179,214	$167,938	$136,602

Items not allocated at segment level:
Other general and administrative expenses	96,417	87,508	80,044
Depreciation and amortization	14,060	14,494	12,051
Interest income	(341)	(268)	(624)
Interest expense	8,907	5,806	3,189
Income before income taxes	$60,171	$60,398	$41,942

13. Significant Payors

For 2022, 2021 and 2020, the Company’s revenue by payor type was as follows:

	Personal Care
	For the Years Ended December 31,
	2022		2021		2020
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
State, local and other governmental programs	$348,234	49.3%	$338,325	49.3%	$324,670	50.2%
Managed care organizations	326,778	46.3	311,801	45.5	287,032	44.3
Private pay	18,301	2.6	19,991	2.9	20,398	3.2
Commercial insurance	7,689	1.1	9,820	1.4	9,991	1.5
Other	5,505	0.7	5,917	0.9	5,142	0.8
Total personal care segment net service revenues	$706,507	100.0%	$685,854	100.0%	$647,233	100.0%

	Hospice
	For the Years Ended December 31,
	2022		2021		2020
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$183,407	90.9%	$142,086	93.3%	$94,068	92.9%
Managed care organizations	7,353	3.6	5,664	3.7	4,931	4.9
Other	11,012	5.5	4,503	3.0	2,298	2.2
Total hospice segment net service revenues	$201,772	100.0%	$152,253	100.0%	$101,297	100.0%

	Home Health
	For the Years Ended December 31,
	2022		2021		2020
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$31,505	73.5%	$20,700	78.4%	$12,765	78.6%
Managed care organizations	8,698	20.3	4,457	16.9	3,188	19.6
Other	2,638	6.2	1,235	4.7	292	1.8
Total home health segment net service revenues	$42,841	100.0%	$26,392	100.0%	$16,245	100.0%

The Company derives a significant amount of its revenue from its operations in Illinois, New Mexico and New York. The percentages of segment revenue for each of these significant states for 2022, 2021 and 2020 were as follows:

	Personal Care
	For the Years Ended December 31,
	2022		2021		2020
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Illinois	$360,778	51.1%	$328,619	47.9%	$288,326	44.6%
New York	86,592	12.3	99,732	14.5	115,510	17.8
New Mexico	105,315	14.9	97,784	14.3	86,618	13.4
All other states	153,822	21.7	159,719	23.3	156,779	24.2
Total personal care segment net service revenues	$706,507	100.0%	$685,854	100.0%	$647,233	100.0%

	Hospice
	For the Years Ended December 31,
	2022		2021		2020
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Ohio	$70,503	35.0%	$61,415	40.3%	$—	—%
New Mexico	30,722	15.2	36,063	23.7	42,648	42.1
Illinois	47,181	23.4	—	—	—	—
All other states	53,366	26.4	54,775	36.0	58,649	57.9
Total hospice segment net service revenues	$201,772	100.0%	$152,253	100.0%	$101,297	100.0%

With the acquisition of Queen City Hospice in late 2020, the Company expanded its hospice services in the state of Ohio, and with the JourneyCare acquisition in 2022, the Company also expanded its hospice services in the state of Illinois.

	Home Health
	For the Years Ended December 31,
	2022		2021		2020
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
New Mexico	$34,111	79.6%	$24,735	93.7%	$16,245	100.0%
Illinois	8,730	20.4	1,657	6.3	—	—
Total home health segment net service revenues	$42,841	100.0%	$26,392	100.0%	$16,245	100.0%

With the acquisition of Summit in 2021, the Company expanded its home health services in the state of Illinois.

A substantial portion of the Company’s revenue and accounts receivable are derived from services performed for state and local governmental agencies. We derive a significant amount of our net service revenues in Illinois, which represented 43.8%, 38.2% and 37.7% of our net service revenues for the years ended December 31, 2022, 2021 and 2020, respectively. The Illinois Department on Aging, the largest payor program for the Company’s Illinois personal care operations, accounted for 20.7%, 21.4% and 23.0% of the Company’s net service revenues for 2022, 2021 and 2020, respectively.

The related receivables due from the Illinois Department on Aging represented 18.0% and 16.1% of the Company’s net accounts receivable at December 31, 2022 and 2021, respectively.

In 2019, New York initiated a new Request For Offer (“RFO”) process to competitively procure CDPAP fiscal intermediaries. The Company was not selected in the initial RFO process. We submitted a formal protest in response to the selection process, which was filed and accepted in March 2021. The New York fiscal year 2023 state budget, passed in April 2022, amends the current Fiscal Intermediary RFO process to authorize all fiscal intermediaries that submitted an RFO application and served at least 200 clients in New York City or 50 clients in other counties between January 1, 2020 and March 31, 2020 to contract with the New York State Department of Health and continue to operate in all counties contained in their application, if the fiscal intermediary submits an attestation and supporting information to the New York State Department of Health no later than November 29, 2022. The Company submitted an attestation on November 22, 2022. Under this provision, the Company is allowed to continue to contract with all of its current payors for CDPAP services, as of the contract award date, which is anticipated to be April 1, 2023. The Company continues to assess the future of its participation in this program. Given the current profitability of the program, the Company has suspended materially all of its new fee-for-service patient admissions through County Social Service Departments in the CDPAP program.

The Company recognized approximately $39.2 million from the program for the year ended December 31, 2022.
14. Government Actions to Mitigate COVID-19’s Impact

In March 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) outbreak a global pandemic. The COVID-19 pandemic continues to cause disruption in the economy, in terms of increased costs and disruptions in the labor market. Although vaccines and booster shots for the COVID-19 virus have become widely available in the United States, COVID-19 has continued to result in a significant number of hospitalizations, and the future course of the pandemic remains uncertain, particularly due to the spread of COVID-19 variants. We will continue to closely monitor the impact of COVID-19 on all aspects of our business, including the impacts to our employees, patients and suppliers.

In recognition of the significant threat to the liquidity of financial markets posed by the COVID-19 pandemic, the Federal Reserve and Congress have taken dramatic actions to provide liquidity to businesses and the banking system in the United States. One of the primary sources of relief for healthcare providers is the CARES Act, which was expanded by the Paycheck Protection Program and Health Care Enhancement (“PPPHCE”) Act, and the Consolidated Appropriations Act (“CAA”). The American Rescue Plan Act of 2021 (“ARPA”), one relief package with numerous provisions that affect healthcare providers, was signed into law in March 2021.

ARPA

ARPA provides for $350 billion in relief funding for eligible state, local, territorial, and Tribal governments to mitigate the fiscal effects of the COVID-19 public health emergency. Additionally, the law provides for a 10-percentage point increase in federal matching funds for Medicaid home and community-based services (“HCBS”) from April 1, 2021, through March 31, 2022, provided the state satisfied certain conditions. States are permitted to use the state funds equivalent to the additional federal funds through March 31, 2025. States must use the monies attributable to this matching fund increase to supplement, not supplant, their level of state spending for the implementation of activities enhanced under the Medicaid HCBS in effect as of April 1, 2021.

HCBS spending plans for the additional matching funds vary by state, but common initiatives in which the Company is participating include those aimed at strengthening the provider workforce (e.g., efforts to recruit, retain, and train direct service providers). The Company is required to properly and fully document the use of such funds in reports to the state in which the funds originated. Funds may be subject to recoupment if not expended or if they are expended on non-approved uses. During the year ended December 31, 2021, the Company received state funding provided by the ARPA in aggregate amount of $1.0 million. The Company recorded revenue of $1.0 million and related costs of service revenue of $0.7 million for a state which met the revenue recognition criteria. During the twelve months ended December 31, 2022, the Company received state funding provided by the ARPA in an aggregate amount of $23.4 million. The Company recorded revenue of $1.9 million and related cost of service revenues of $1.5 million for certain states that met the revenue recognition criteria. The Company deferred the remaining $21.5 million, which was received from states with specific spending plans and reporting requirements. The Company utilized $8.6 million of these funds during the twelve months ended December 31 2022, primarily for caregivers and adding support to recruiting and retention efforts, $7.0 million included as a reduction of cost of service revenues and $1.6 million included as a reduction of general and administrative expenses in the Company’s Consolidated Statements of Income. As of December 31, 2022, the deferred portion of ARPA funding was $12.9 million, which is included within Government stimulus advances on the Company’s Consolidated Balance Sheets.

Provider Relief Funds

In addition, the CARES Act authorized funding to be distributed through the Provider Relief Fund to eligible providers, including public entities and Medicare- and/or Medicaid-enrolled providers. In November 2020, the Company received grants in an aggregate principal amount of $13.7 million from the Provider Relief Fund. The Company utilized $12.3 million remaining of these funds during the year ended December 31, 2021 for healthcare related expenses, including retention payments, attributable to COVID-19 that were unreimbursed by other sources. The Company documented the use of such funds in 2021 in reports to the U.S. Department of Health and Human Services (“HHS”), as required, and submitted the reports to HHS prior to the deadline of March 31, 2022. During the year ended December 31, 2022, we submitted an unmodified audit report to HHS for 2021 in accordance with Generally Accepted Government Auditing Standards, as required for commercial organizations that received and expended total awards of $750,000 or more.

Medicare sequester

The CARES Act and related laws temporarily lifted the Medicare sequester which would have otherwise reduced payments to Medicare providers by 2%, as required by the Budget Control Act of 2011, from May 1, 2020, through March 31, 2022. The sequestration payment adjustment was phased back in with a 1% reduction beginning April 1, 2022, and returned to 2% on July 1, 2022. These sequestration cuts have been extended through 2032.

The ARPA increases the federal budget deficit in a manner that triggers an additional statutorily mandated sequestration under the Pay-As-You-Go Act of 2010 (“PAYGO Act”). As a result, an additional Medicare payment reduction of up to 4% was required to take effect in January 2022. However, Congress delayed implementation of this payment reduction until 2025.

In the hospice segment, Medicare sequester relief resulted in an increase in net service revenues of $1.4 million and $2.9 million for the years ended December 31, 2022 and 2021, respectively. In the home health segment, Medicare sequester relief resulted in an increase in net service revenues of $0.3 million and $0.5 million for the years ended December 31, 2022 and 2021, respectively

Payroll tax deferral

The CARES Act also provides for certain federal income and other tax changes, including the deferral of the employer portion of Social Security payroll taxes through December 31, 2021. The payroll tax deferral requires that the deferred payroll taxes be paid over two years, with half of the eligible deferred amount required to be paid by December 31, 2021 and the other half by December 31, 2022. The Company received a cash benefit of approximately $7.1 million related to the deferral of employer payroll taxes for 2020 under the CARES Act, for the period April 2, 2020 through June 30, 2020. Effective July 1, 2020, the Company began paying its deferred portion of employer Social Security payroll taxes and repaid $4.1 million and $3.0 million as of December 31, 2022 and 2021 respectively.

Government stimulus advances consisted of the following:

	December 31,
	2022	2021
	(Amounts in Thousands)
Payroll tax deferral	$—	$4,173
ARPA funds	12,912	—
Total government stimulus advances	$12,912	$4,173