Form 10-Q
period 2023-03-31
Addus HomeCare Corp
filed 2023-05-02
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 25, 2023, Addus HomeCare Corporation had 16,204,341 shares of Common Stock outstanding.

ADDUS HOMECARE CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2023 and December 31, 2022

(Amounts and Shares in Thousands, Except Per Share Data)

(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets
Cash	$73,543	$79,961
Accounts receivable, net of allowances	125,441	125,501
Prepaid expenses and other current assets	10,226	17,345
Total current assets	209,210	222,807
Property and equipment, net of accumulated depreciation and amortization	20,248	21,182
Other assets
Goodwill	583,972	582,837
Intangibles, net of accumulated amortization	70,604	72,188
Operating lease assets, net	47,049	38,980
Total other assets	701,625	694,005
Total assets	$931,083	$937,994
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$21,758	$22,092
Accrued payroll	34,105	44,937
Accrued expenses	34,018	27,507
Operating lease liabilities, current portion	11,099	10,801
Government stimulus advances	10,996	12,912
Accrued workers' compensation insurance	12,683	12,897
Total current liabilities	124,659	131,146
Long-term liabilities
Long-term debt, less current portion, net of debt issuance costs	108,487	131,772
Long-term operating lease liabilities	42,994	35,479
Other long-term liabilities	6,057	6,057
Total long-term liabilities	157,538	173,308
Total liabilities	$282,197	$304,454
Stockholders' equity
Common stock—$.001 par value; 40,000 authorized and 16,204 and 16,128 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	$16	$16
Additional paid-in capital	395,879	393,208
Retained earnings	252,991	240,316
Total stockholders' equity	648,886	633,540
Total liabilities and stockholders' equity	$931,083	$937,994

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2023 and 2022

(Amounts and Shares in Thousands, Except Per Share Data)

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Net service revenues	$251,599	$226,634
Cost of service revenues	173,184	156,448
Gross profit	78,415	70,186
General and administrative expenses	56,360	53,152
Depreciation and amortization	3,447	3,521
Total operating expenses	59,807	56,673
Operating income	18,608	13,513
Interest income	(106)	(58)
Interest expense	2,461	1,820
Total interest expense, net	2,355	1,762
Income before income taxes	16,253	11,751
Income tax expense	3,578	3,281
Net income	$12,675	$8,470
Net income per common share
Basic income per share	$0.79	$0.54
Diluted income per share	$0.78	$0.53
Weighted average number of common shares and potential common shares outstanding:
Basic	15,949	15,811
Diluted	16,297	16,079

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Three Months Ended March 31, 2023 and 2022

(Amounts and Shares in Thousands)

(Unaudited)

	For the Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance at January 1, 2023	16,128	$16	$393,208	$240,316	$633,540
Issuance of shares of common stock under restricted stock award agreements	76	—	—	—	—
Stock-based compensation	—	—	2,646	—	2,646
Shares issued for exercise of stock options	—	—	25	—	25
Net income	—	—	—	12,675	12,675
Balance at March 31, 2023	16,204	$16	$395,879	$252,991	$648,886

	For the Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance at January 1, 2022	15,940	$16	$380,037	$194,291	$574,344
Issuance of shares of common stock under restricted stock award agreements	115	—	—	—	—
Stock-based compensation	—	—	2,485	—	2,485
Shares issued for exercise of stock options	13	—	479	—	479
Net income	—	—	—	8,470	8,470
Balance at March 31, 2022	16,068	$16	$383,001	$202,761	$585,778

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2023 and 2022

(Amounts in Thousands)

(Unaudited)

	For the Three Months
	Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$12,675	$8,470
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of acquisitions:
Depreciation and amortization	3,447	3,521
Deferred income taxes	(72)	126
Stock-based compensation	2,646	2,485
Amortization of debt issuance costs under the credit facility	215	215
Provision for credit losses	144	158
Impairment of operating lease assets	—	1,174
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	85	7,121
Prepaid expenses and other current assets	7,030	4,161
Government stimulus advances	(2,345)	—
Accounts payable	(494)	1,386
Accrued payroll	(10,901)	(17,443)
Accrued expenses and other long-term liabilities	6,369	(5,391)
Net cash provided by operating activities	18,799	5,983
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(965)	(84,490)
Purchases of property and equipment	(777)	(1,104)
Net cash used in investing activities	(1,742)	(85,594)
Cash flows from financing activities:
Payments on term loan — credit facility	(23,500)	—
Borrowings on revolver — credit facility	—	35,000
Cash received from exercise of stock options	25	479
Net cash (used in) provided by financing activities	(23,475)	35,479
Net change in cash	(6,418)	(44,132)
Cash, at beginning of period	79,961	168,895
Cash, at end of period	$73,543	$124,763
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,310	$1,619

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

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements and related notes have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q. The accompanying balance sheet as of December 31, 2022 has been derived from the Company’s audited financial statements for the year ended December 31, 2022 previously filed with the SEC. Accordingly, these financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements and should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2022 included in our Annual Report on Form 10-K, which includes information and disclosures not included herein.

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

Computation of Weighted Average Shares

The following table sets forth the computation of basic and diluted common shares:

	For the Three Months Ended March 31,
	(Amounts in thousands)
	2023	2022
Weighted average number of shares outstanding for basic per share calculation	15,949	15,811
Effect of dilutive potential shares:
Stock options	251	235
Restricted stock awards	97	33
Adjusted weighted average shares for diluted per share calculation	16,297	16,079
Anti-dilutive shares:
Stock options	61	92
Restricted stock awards	—	77

Recently Adopted Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805). This ASU requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. At the acquisition date, the acquirer applies the revenue model as if it had originated the acquired contracts. The ASU was adopted prospectively on January 1, 2023. The additional disclosures required did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, and other transactions subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. Therefore, it was in effect for a limited time through December 31, 2022. The ASU could be adopted no later than December 1, 2022 with early adoption permitted. As discussed further in Note 7 and pursuant to the Second Amendment to Amended and Restated Credit Agreement dated as of July 30, 2021, the Credit Agreement contains hardwired fallback language that contemplates a transition from LIBOR, specifically identifies the secured overnight financing rate (“SOFR”) as the replacement reference rate and details the mechanism for transition at LIBOR cessation, which is anticipated to occur on June 30, 2023. The transition to SOFR is not expected to have a material impact on the Company’s results of operations or liquidity.

3. Leases

Amounts reported on the Company’s Unaudited Condensed Consolidated Balance Sheets for operating leases were as follows:

	March 31, 2023	December 31, 2022
	(Amounts in Thousands)
Operating lease assets, net	$47,049	$38,980

Short-term operating lease liabilities (in accrued expenses)	11,099	10,801
Long-term operating lease liabilities	42,994	35,479
Total operating lease liabilities	$54,093	$46,280

Lease Costs

Components of lease costs were reported in general and administrative expenses in the Company’s Unaudited Condensed Consolidated Statements of Income as follows:

	For the Three Months Ended March 31, (Amounts in Thousands)
	2023	2022
Operating lease costs	$3,042	$2,801
Short-term lease costs	416	751
Total lease costs	3,458	3,552
Less: sublease income	(700)	(177)
Total lease costs, net	$2,758	$3,375

Lease Term and Discount Rate

Weighted average remaining lease terms and discount rates were as follows:

	March 31, 2023	December 31, 2022
Operating leases:
Weighted average remaining lease term	6.68	5.82
Weighted average discount rate	5.04%	3.98%

Maturity of Lease Liabilities

Remaining operating lease payments as of March 31, 2023 were as follows:

Operating Leases
(Amounts in Thousands)
Due in the 12-month period ended March 31,
2024	$13,454
2025	11,420
2026	8,226
2027	6,471
2028	5,262
Thereafter	20,218
Total future minimum rental commitments	65,051
Less: Imputed interest	(10,958)
Total lease liabilities	$54,093

Supplemental cash flows information

	For the Three Months Ended March 31,
	(Amounts in Thousands)
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,374	$3,194

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$10,836	$9,199

4. Goodwill and Intangible Assets

A summary of the goodwill and related adjustments is provided below:

	Hospice	Personal Care	Home Health	Total
	(Amounts in Thousands)
Goodwill as of December 31, 2022	$397,728	$152,688	$32,421	$582,837
Additions for acquisition	—	599	—	599
Adjustments to previously recorded goodwill	—	—	536	536
Goodwill as of March 31, 2023	$397,728	$153,287	$32,957	$583,972

On January 1, 2023, the Company completed its acquisition of Coastal Nursecare of Florida, Inc. (“CareStaff”) for approximately $1.0 million. With the purchase of CareStaff, the Company expanded its personal care services segment in Florida. In connection with the CareStaff acquisition, the Company recognized goodwill in its personal care segment of $0.6 million during the three months ended March 31, 2023.

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

The carrying amount and accumulated amortization of each identifiable intangible asset category consisted of the following as of March 31, 2023:

	Customer and referral relationships	Trade names and trademarks	Non- competition agreements	State Licenses	Total
	(Amounts in Thousands)
Intangible assets with indefinite lives	$—	$—	$—	$27,108	$27,108
Intangible assets subject to amortization:
Gross carrying amount	44,672	52,046	6,785	12,671	116,174
Accumulated amortization	(38,471)	(21,712)	(4,989)	(7,506)	(72,678)
Intangible assets subject to amortization, net	6,201	30,334	1,796	5,165	43,496
Total intangible assets at March 31, 2023	$6,201	$30,334	$1,796	$32,273	$70,604

Amortization expense related to the intangible assets was $1.7 million and $1.8 million for the three months ended March 31, 2023 and 2022, respectively. The weighted average remaining useful lives of identifiable intangible assets as of March 31, 2023 was 9.7 years.

5. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consisted of the following:

	March 31, 2023	December 31, 2022
	(Amounts in Thousands)
Prepaid payroll	$—	$7,566
Prepaid workers' compensation and liability insurance	2,138	3,399
Prepaid Licensing fees	4,657	3,722
Workers' compensation insurance receivable	606	666
Other	2,825	1,992
Total prepaid expenses and other current assets	$10,226	$17,345

Accrued expenses consisted of the following:

	March 31, 2023	December 31, 2022
	(Amounts in Thousands)

Accrued health insurance	8,524	5,152
Payor advances (1)	2,893	4,473
Accrued professional fees	4,253	3,576
Accrued payroll and other taxes	9,893	6,175
Other	8,455	8,131
Total accrued expenses	$34,018	$27,507

(1)
Represents the deferred portion of payments received from payors for COVID-19 reimbursements which will be recognized as we incur specific COVID-19 related expenses (including expenses related to securing and maintaining adequate personnel) or will be returned to the extent such related expenses are not incurred.

6. Government Actions to Mitigate COVID-19’s Impact

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

In recognition of the significant threat to the liquidity of financial markets posed by the COVID-19 pandemic, the Federal Reserve and Congress have taken dramatic actions to provide liquidity to businesses and the banking system in the United States. One of the primary sources of relief for healthcare providers is the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), which was expanded by the Paycheck Protection Program and Health Care Enhancement (“PPPHCE”) Act, and the Consolidated Appropriations Act (“CAA”). Another relief package with numerous provisions that affect healthcare providers is the American Rescue Plan Act of 2021 (“ARPA”).

ARPA Spending Plans

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

HCBS spending plans for the additional matching funds vary by state, but common initiatives in which the Company is participating include those aimed at strengthening the provider workforce (e.g., efforts to recruit, retain, and train direct service providers). The Company is required to properly and fully document the use of such funds in reports to the state in which the funds originated. Funds may be subject to recoupment if not expended or if they are expended on non-approved uses. During the three months ended March 31, 2023, the Company received state funding provided by the ARPA in an aggregate amount of $0.4 million. The Company did not record revenue and related costs of service revenue during the three months ended March 31, 2023, because revenue recognition criteria were not met. The Company deferred the remaining $11.0 million, which was received from states with specific spending plans and reporting requirements. The Company utilized $2.4 million of these funds during the three months ended March 31, 2023, primarily for caregivers and adding support to recruiting and retention efforts, included as a reduction of cost of service revenues in the Company’s Unaudited Condensed Consolidated Statements of Income. As of March 31, 2023, the deferred portion of ARPA funding of $11.0 million is included within Government stimulus advances on the Company’s Unaudited Condensed Consolidated Balance Sheets.

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

The ARPA increases the federal budget deficit in a manner that triggers an additional statutorily mandated sequestration under the Pay-

As-You-Go Act of 2010 (“PAYGO Act”). As a result, an additional Medicare payment reduction of up to 4% was required to take effect in January 2022. However, Congress delayed implementation of this payment reduction until 2025.

In the hospice segment, Medicare sequester relief resulted in an increase in net service revenues of $0.0 million and $0.9 million for the three months ended March 31, 2023 and 2022, respectively. In the home health segment, Medicare sequester relief resulted in an increase in net service revenues of $0.0 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively.

7. Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2023	December 31, 2022
	(Amounts in Thousands)
Revolving loan under the credit facility	$111,353	$134,853
Less unamortized issuance costs	(2,866)	(3,081)
Long-term debt	$108,487	$131,772

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

During the three months ended March 31, 2023, the Company did not draw on its credit facility and repaid $23.5 million under the revolving credit facility.

At March 31, 2023, the Company had a total of $111.4 million of revolving loans, with an interest rate of 6.59%, outstanding on its credit facility. After giving effect to the amount drawn on its credit facility, approximately $8.0 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA (as defined in the Credit Agreement), the Company had $395.1 of capacity and $275.7 million available for borrowing under its credit facility. As of December 31, 2022, the Company had a total of $134.9 million of revolving loans, with an interest rate of 6.13%, outstanding on its credit facility.

As of March 31, 2023, the Company was in compliance with all financial covenants under the Credit Agreement.

8. Income Taxes

The effective income tax rates were 22.0% and 27.9% for the three months ended March 31, 2023 and 2022, respectively.

For the three months ended March 31, 2023, the difference between our federal statutory and effective income tax rates was principally due to the inclusion of state taxes and non-deductible compensation, partially offset by the use of federal employment tax credits and excess tax benefit. For the three months ended March 31, 2023 and 2022, the effective tax rates were inclusive of an excess tax benefit of 1.2% and an excess tax expense of 2.7%, respectively. The excess tax expense or benefit is a discrete item, related to the vesting of equity shares, which requires the Company to recognize the expense or benefit fully in the period. An excess tax expense results if the Company’s cumulative costs of the award recognized exceed the income tax deduction on the Unaudited Condensed Consolidated Statements of Income, whereas an excess tax benefit results if the Company’s cumulative costs of the award recognized are less than the income tax deduction on the Unaudited Condensed Consolidated Statements of Income.

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

	For the Three Months Ended March 31, 2023
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$190,032	$49,082	$12,485	$251,599
Cost of services revenues	138,383	27,267	7,534	173,184
Gross profit	51,649	21,815	4,951	78,415
General and administrative expenses	15,935	13,015	2,879	31,829
Segment operating income	$35,714	$8,800	$2,072	$46,586

	For the Three Months Ended March 31, 2022
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$169,632	$47,727	$9,275	$226,634
Cost of services revenues	126,291	23,441	6,716	156,448
Gross profit	43,341	24,286	2,559	70,186
General and administrative expenses	15,004	11,712	2,359	29,075
Segment operating income	$28,337	$12,574	$200	$41,111

	For the Three Months Ended March 31,
	2023	2022
	(Amounts in Thousands)
Segment reconciliation:
Total segment operating income	$46,586	$41,111

Items not allocated at segment level:
Other general and administrative expenses	24,531	24,077
Depreciation and amortization	3,447	3,521
Interest income	(106)	(58)
Interest expense	2,461	1,820
Income before income taxes	$16,253	$11,751

11. Significant Payors

The Company’s revenue by payor type was as follows:

Personal Care Segment	For the Three Months Ended March 31,
	2023		2022
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
State, local and other governmental programs	$95,320	50.1%	$83,908	49.5%
Managed care organizations	87,901	46.3	77,390	45.6
Private pay	4,226	2.2	4,626	2.7
Commercial insurance	1,669	0.9	2,024	1.2
Other	916	0.5	1,684	1.0
Total personal care segment net service revenues	$190,032	100.0%	$169,632	100.0%

Hospice Segment	For the Three Months Ended March 31,
	2023		2022
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$44,556	90.7%	$43,485	91.1%
Commercial insurance	2,547	5.2	2,244	4.7
Managed care organizations	1,647	3.4	1,715	3.6
Other	332	0.7	283	0.6
Total hospice segment net service revenues	$49,082	100.0%	$47,727	100.0%

Home Health Segment	For the Three Months Ended March 31,
	2023		2022
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$9,270	74.2%	$6,812	73.5%
Managed care organizations	2,539	20.3	1,904	20.5
Other	676	5.5	559	6.0
Total home health segment net service revenues	$12,485	100.0%	$9,275	100.0%

The Company derives a significant amount of its revenue from its operations in Illinois, New Mexico and New York. The percentages of segment revenue for each of these significant states were as follows:

Personal Care Segment	For the Three Months Ended March 31,
	2023		2022
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Illinois	$98,414	51.8%	$84,693	49.9%
New Mexico	28,474	15.0	25,440	15.0
New York (1)	21,885	11.5	21,385	12.6
All other states	41,259	21.7	38,114	22.5
Total personal care segment net service revenues	$190,032	100.0%	$169,632	100.0%

(1)
In 2019, New York initiated a new Request For Offer (“RFO”) process to competitively procure CDPAP fiscal intermediaries. The Company was not selected in the initial RFO process. We submitted a formal protest in response to the selection process, which was filed and accepted in March 2021. The New York fiscal year 2023 state budget, passed in April 2022, amends the current Fiscal Intermediary RFO process to authorize all fiscal intermediaries that submitted an RFO application and served at least 200 clients in New York City or 50 clients in other counties between January 1, 2020 and March 31, 2020 to contract with the New York State Department of Health and continue to operate in all counties contained in their application, if the fiscal intermediary submits an attestation and supporting information to the New York State Department of Health no later than November 29, 2022. The Company submitted an attestation on November 22, 2022. Under this provision, the Company is allowed to continue to contract with all of its current payors for CDPAP services, as of the contract award date, which was anticipated to be April 1, 2023. However, the New York State Department of Health has not yet awarded these contracts. The Company continues to assess the future of its participation in this program. Given the current profitability of the program, the Company has suspended materially all of its new fee-for-service patient admissions through County Social Service Departments in the CDPAP program.

Hospice Segment	For the Three Months Ended March 31,
	2023		2022
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Ohio	$18,451	37.6%	$16,328	34.2%
Illinois	11,480	23.4	9,541	20.0
New Mexico	6,486	13.2	8,233	17.3
All other states	12,665	25.8	13,625	28.5
Total hospice segment net service revenues	$49,082	100.0%	$47,727	100.0%

Home Health Segment	For the Three Months Ended March 31,
	2023		2022
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
New Mexico	$9,116	73.0%	$7,509	81.0%
Illinois	3,369	27.0	1,766	19
Total home health segment net service revenues	$12,485	100.0%	$9,275	100.0%

A substantial portion of the Company’s revenue and accounts receivable are derived from services performed for federal, state and local governmental agencies. We derive a significant amount of our net service revenues in Illinois, which represented 39.1% and 37.4% of our net service revenues for the three months ended March 31, 2023 and 2022, respectively. The Illinois Department on Aging, the largest payor program for the Company’s Illinois personal care operations, accounted for 21.5% and 20.7% of the Company’s net service revenues for the three months ended March 31, 2023 and 2022, respectively.

The related receivables due from the Illinois Department on Aging represented 20.7% and 18.0% of the Company’s net accounts receivable at March 31, 2023 and December 31, 2022, respectively.

12. Subsequent Events

On April 26, 2023, the Company entered into a Third Amendment to Amended and Restated Credit Agreement (the “Third

Amendment”), by and among Addus HealthCare, Inc., as the borrower, the Company, certain subsidiaries of the Company party thereto, the lenders party thereto and Capital One, National Association, as a lender and as administrative agent for all lenders, which amended the Company’s existing Credit Agreement. The Third Amendment (i) replaces LIBOR with a forward-looking term SOFR-based rate as the applicable benchmark reference rate for loans under the credit facility and (ii) adds a 10-basis point credit spread adjustment for loans bearing interest based on SOFR. The Third Amendment does not change the interest rate margins applicable to the credit facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements about our business and operations. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words like “believes,” “belief,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “would,” “should” and similar expressions are intended to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to: the impact of macroeconomic conditions, rising global inflation and interest rates, legislative developments, trade disruptions and supply chain disruptions on our business and our customers’ businesses; financial market instability and disruptions to the banking system due to bank failures, particularly in light of the closures of Silicon Valley Bank and Signature Bank in March 2023; business disruptions due to natural disasters, acts of terrorism, pandemics (including the ongoing COVID-19 pandemic), riots, civil insurrection or social unrest, looting, protests, strikes or street demonstrations; changes in operational and reimbursement processes and payment structures at the state or federal levels; changes in Medicaid, Medicare, other government program and managed care organizations policies and payment rates, and the timeliness of reimbursements received under government programs; changes in, or our failure to comply with, existing, federal and state laws or regulations, or our failure to comply with new government laws or regulations on a timely basis; competition in the healthcare industry; the geographical concentration of our operations; changes in the case mix of consumers and payment methodologies; operational changes resulting from the assumption by managed care organizations of responsibility for managing and paying for our services to consumers; the nature and success of future financial and/or delivery system reforms; changes in estimates and judgments associated with critical accounting policies; our ability to maintain or establish new referral sources; our ability to renew significant agreements or groups of agreements; our ability to attract and retain qualified personnel; federal, state and city minimum wage pressure, including any failure of any governmental entity to enact a minimum wage offset and/or the timing of any such enactment; changes in payments and covered services due to the overall economic conditions and deficit reduction measures by federal and state governments, and our expectations regarding these changes; cost containment initiatives undertaken by federal and state governmental and other third-party payors; our ability to access financing through the capital and credit markets; our ability to meet debt service requirements and comply with covenants in debt agreements; our ability to integrate and manage our information systems; any security breaches, cyber-attacks, loss of data, or cybersecurity threats or incidents, and any actual or perceived failures to comply with legal requirements related to the privacy of confidential consumer data and other sensitive information; the size and growth of the markets for our services, including our expectations regarding the markets for our services; the acceptance of privatized social services; eligibility standards and limits on services imposed by state governmental agencies; the potential for litigation, audits and investigations; discretionary determinations by government officials; our ability to successfully implement our business model to grow our business; our ability to continue identifying, pursuing, consummating and integrating acquisition opportunities and expand into new geographic markets; the impact of acquisitions and dispositions on our business, including the potential inability to realize the benefits of potential acquisitions; the potential impact of the discontinuation or modification of LIBOR; the effectiveness, quality and cost of our services; our ability to successfully execute our growth strategy; changes in tax rates; the impact of inclement weather or natural disasters; and various other matters, many of which are beyond our control. In addition, these forward-looking statements are subject to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2022, filed with the SEC on February 28, 2023. You should carefully review all of these factors. Moreover, our business may be materially adversely affected by factors that are not currently known to us, by factors that we currently consider immaterial or by factors that are not specific to us, such as general economic conditions. These forward-looking statements were based on information, plans and estimates at the date of this report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes, except as may be required by law.

Overview

We are a home care services provider operating three segments: personal care, hospice and home health. Our services are principally provided in-home under agreements with federal, state and local government agencies, managed care organizations, commercial insurers and private individuals. Our consumers are predominantly “dual eligible,” meaning they are eligible to receive both Medicare and Medicaid benefits. Managed care revenues accounted for 36.6% and 35.7% of our net service revenues during the three months ended March 31, 2023 and 2022, respectively.

A summary of certain consolidated financial results is provided in the table below.

	For the Three Months Ended March 31,
	2023	2022
Net service revenues by segment:	(Amounts in Thousands)
Personal care	$190,032	$169,632
Hospice	49,082	47,727
Home health	12,485	9,275
Total net service revenue	$251,599	$226,634

Net income	$12,675	$8,470

As of March 31, 2023, we provided our services in 22 states through 203 offices. We served approximately 55,000 and 53,000 discrete individuals, respectively, during the three months ended March 31, 2023 and 2022. Our personal care segment also includes staffing services, with clients including assisted living facilities, nursing homes and hospice facilities.

Acquisitions

In addition to our organic growth, we have grown through acquisitions that have expanded our presence in current markets, with the goal of having all three levels of in-home care in our markets or facilitating our entry into new markets where in-home care has been moving to managed care organizations or that present other strategic opportunities.

On February 1, 2022, we completed the acquisition of the operations of JourneyCare Inc. (“JourneyCare”). The purchase price was approximately $86.6 million, including the amount of acquired excess cash held by JourneyCare at the closing of the acquisition (approximately $0.4 million). The JourneyCare acquisition was funded with a combination of a $35.0 million draw on the Company’s revolving credit facility and available cash. With the JourneyCare acquisition, the Company expanded its hospice services in Illinois.

On October 1, 2022, we completed the acquisition of Apple Home HealthCare, LTD (“Apple Home”) for $12.7 million, with funding provided by drawing on the Company’s revolving credit facility. With the purchase of Apple Home, the Company expanded clinical services for its home health segment in Illinois.

On January 1, 2023, we completed the acquisition of CareStaff for approximately $1.0 million, with funding provided by available cash. With the purchase of CareStaff, the Company expanded its personal care services in Florida.

COVID-19 Pandemic Update

Compared to earlier periods, the United States has generally experienced a moderation of COVID-19 infections and related hospitalizations. However, given the longer-term uncertainties associated with the COVID-19 pandemic, it is difficult to predict the effect and ultimate impact of the COVID-19 pandemic on the Company as conditions related to the COVID-19 pandemic continue to evolve.

For the three months ended March 31, 2023 and 2022, COVID-19-related expenses in our personal care segment were approximately $0.7 million and $1.7 million, respectively, and are included in cost of service revenues on the Consolidated Statements of Income. Additionally, we recognized revenue of $0.9 million and $1.4 million attributable to temporary rate increases from certain payors in our personal care segment for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, the Company deferred the recognition of $2.9 million of payments received from payors for COVID-19 reimbursement, included within accrued expenses, which will be recognized as we incur specific expenses related to the pandemic, such as expenses related to acquiring additional PPE and COVID-19 related paid time off, or will be returned to the extent COVID-19-related expenses are not incurred. We are not able to reasonably predict the total costs we will incur related to the COVID-19 pandemic, and such costs could be substantial.

As the COVID-19 public health situation continues to evolve, federal and state governments have shifted to reducing or terminating certain temporary measures that were implemented to ease delivery of care earlier in the COVID-19 public health emergency. In addition, the current federal public health emergency declaration expires May 11, 2023, and the Biden administration has indicated it will not be extended. We will continue to assess the impact and consequences of the COVID-19 pandemic and government responses to the pandemic, including the implementation of the CARES Act, the PPPHCE Act, the CAA, the ARPA, other stimulus and relief legislation, the President’s National COVID-19 Preparedness Plan, and existing and potential additional federal, state and local vaccine mandates, on our business, results of operations, financial condition and cash flows. Given the dynamic nature of these circumstances, we cannot currently predict with certainty the extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted by the pandemic but is not expected to have a material adverse impact. See Part I, Item 1A—Risk Factors — “The COVID-19 pandemic could negatively affect our operations, business and financial condition, and our liquidity could also be negatively impacted, particularly if the U.S. economic and/or public health conditions deteriorate in connection with the pandemic” of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023.

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

Our revenue by payor and significant states by segment were as follows:

Personal Care Segment	For the Three Months Ended March 31,
	2023		2022
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
State, local and other governmental programs	$95,320	50.1%	$83,908	49.5%
Managed care organizations	87,901	46.3	77,390	45.6
Private pay	4,226	2.2	4,626	2.7
Commercial insurance	1,669	0.9	2,024	1.2
Other	916	0.5	1,684	1.0
Total personal care segment net service revenues	$190,032	100.0%	$169,632	100.0%
Illinois	$98,414	51.8%	$84,693	49.9%
New Mexico	28,474	15.0	25,440	15.0
New York (1)	21,885	11.5	21,385	12.6
All other states	41,259	21.7	38,114	22.5
Total personal care segment net service revenues	$190,032	100.0%	$169,632	100.0%

(1)
The Company has suspended materially all of its new patient admissions under the New York CDPAP program as discussed below.

Hospice Segment	For the Three Months Ended March 31,
	2023		2022
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$44,556	90.8%	$43,485	91.1%
Commercial insurance	2,547	5.2	2,244	4.7
Managed care organizations	1,647	3.4	1,715	3.6
Other	332	0.6	283	0.6
Total hospice segment net service revenues	$49,082	100.0%	$47,727	100.0%
Ohio	$18,451	37.6%	$16,328	34.2%
Illinois	11,480	23.4	9,541	20.0
New Mexico	6,486	13.2	8,233	17.3
All other states	12,665	25.8	13,625	28.5
Total hospice segment net service revenues	$49,082	100.0%	$47,727	100.0%

Home Health Segment	For the Three Months Ended March 31,
	2023		2022
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$9,270	74.2%	$6,812	73.4%
Managed care organizations	2,539	20.3	1,904	20.5
Other	676	5.5	559	6.1
Total home health segment net service revenues	$12,485	100.0%	$9,275	100.0%
New Mexico	$9,116	73.0%	$7,509	81.0%
Illinois	3,369	27.0	1,766	19.0
Total home health segment net service revenues	$12,485	100.0%	$9,275	100.0%

We derive a significant amount of our net service revenues in Illinois, which represented 39.1% and 37.4% of our net service revenues for the three months ended March 31, 2023 and 2022, respectively.

A significant amount of our net service revenues are derived from one payor, the Illinois Department on Aging, the largest payor program for our Illinois personal care operations, which accounted for 21.5% and 20.7% of our net service revenues for the three months ended March 31, 2023 and 2022, respectively.

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

The Illinois fiscal year 2023 budget included an increase of hourly rates for in-home care services to $25.66, to be effective January 1, 2023. This increase offsets the $0.40 increase in Chicago minimum wage that occurred on July 1, 2022. In March 2023, the Illinois Department of Healthcare and Family Services submitted a waiver amendment proposal to CMS to further increase in-home care rates to $26.92, effective as of April 1,2023, which CMS approved.

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

Hospice

Hospice services provided to Medicare beneficiaries are paid under the Medicare Hospice Prospective Payment System, under which CMS sets a daily rate for each day a patient is enrolled in the hospice benefit. CMS updates these rates each federal fiscal year. Effective October 1, 2022, CMS increased hospice payment rates by 3.8%. This reflects a 4.1% market basket increase and a negative 0.3 percentage point productivity adjustment. Hospices that do not satisfy quality reporting requirements are subject to a 2-percentage point reduction to the market basket update. Beginning in 2024, the reduction to the market basket update for failure to report quality data will increase to 4 percentage points.

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

In April 2022, the New York legislature passed the fiscal year 2023 state budget, which amended the Fiscal Intermediary Request For Offer (“RFO”) process to authorize all fiscal intermediaries that submitted an RFO application and served at least 200 clients in New York City or 50 clients in other counties between January 1, 2020, and March 31, 2020, but that were not initially awarded a contract, to contract with the New York State Department of Health. These fiscal intermediaries are permitted to continue operating in all counties contained in their RFO application, provided they submitted an attestation and supporting information to the NYSDOH no later than November 29, 2022. The Company submitted an attestation on November 22, 2022. For the fiscal intermediaries whose attestation and supporting information meet all requirements, the NYSDOH will issue award letters on the contract award date, which was anticipated to be April 1, 2023. However, the New York State Department of Health has not yet awarded these contracts. Any fiscal intermediary that does not receive an award letter must cease fiscal intermediary operations. The Company continues to assess the future of its participation in this program. Given the current profitability of the program, the Company has suspended materially all of its new fee-for-service patient admissions through County Social Service Departments in the CDPAP program.

HHS Proposed Rule: “Assuring Access to Medicaid Services”

On April 27, 2023, HHS introduced a proposed rule titled “Assuring Access to Medicaid Services.” The proposed rule has a stated goal of improving access to services for Medicaid beneficiaries. As part of this proposed rule, HHS is proposing that state Medicaid agencies provide assurances that a minimum of 80% of Medicaid payments for personal care and similar services be spent on compensation to direct care workers. The proposed rule would allow states four years to implement changes required by a final rule, with extended time specified for managed care delivery systems. The proposed rule is subject to comment and specifically requests comments on the 80% threshold, related definitions and the implementation period. The ultimate impact of any final rule, which could be adverse for periods after implementation, but could also benefit our business by improving access to services, depends on the requirements set forth in any final rule.

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

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. The effective income tax rate was 22.0% and 27.9% for the three months ended March 31, 2023 and 2022, respectively, compared to our federal statutory rate of 21%. The difference between our federal statutory and effective income tax rates was principally due to the inclusion of state taxes, non-deductible compensation, excess tax expense/benefit and the use of federal employment tax credits.

Results of Operations — Consolidated

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

The following table sets forth our unaudited condensed consolidated results of operations.

	For the Three Months Ended March 31,
	2023		2022		Change
		% Of		% Of
		Net Service		Net Service
	Amount	Revenues	Amount	Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Net service revenues	$251,599	100.0%	$226,634	100.0%	$24,965	11.0%
Cost of service revenues	173,184	68.8	156,448	69.0	16,736	10.7
Gross profit	78,415	31.2	70,186	31.0	8,229	11.7
General and administrative expenses	56,360	22.4	53,152	23.5	3,208	6.0
Depreciation and amortization	3,447	1.4	3,521	1.5	(74)	(2.1)
Total operating expenses	59,807	23.8	56,673	25.0	3,134	5.5
Operating income	18,608	7.4	13,513	6.0	5,095	37.7
Interest income	(106)	—	(58)	—	(48)	82.8
Interest expense	2,461	1.0	1,820	0.8	641	35.2
Total interest expense, net	2,355	0.9	1,762	0.8	593	33.7
Income before income taxes	16,253	6.5	11,751	5.2	4,502	38.3
Income tax expense	3,578	1.4	3,281	1.5	297	9.1
Net income	$12,675	5.0%	$8,470	3.7%	$4,205	49.6%

Net service revenues increased by 11.0% to $251.6 million for the three months ended March 31, 2023 compared to $226.6 million for the three months ended March 31, 2022. Revenue increased by $1.4 million in our hospice segment and by $3.2 million in our home health segment during the three months ended March 31, 2023, compared to the same period in 2022. The increase in our hospice segment revenue was due to organic growth and the acquisition of the operations of JourneyCare on February 1, 2022.

Gross profit, expressed as a percentage of net service revenues, increased to 31.2% for the three months ended March 31, 2023, compared to 31.0% for the same period in 2022 due to growth in our higher margin hospice segment.

General and administrative expenses increased to $56.4 million for the three months ended March 31, 2023, as compared to $53.2 million for the three months ended March 31, 2022. The increase in general and administrative expenses was primarily due to an increase in administrative employee wage, bonus, tax and benefit costs of $4.4 million, offset by a decrease in acquisition related expense of $1.5 million. General and administrative expenses, expressed as a percentage of net service revenues decreased to 22.4% for the three months ended March 31, 2023, from 23.5% for the three months ended March 31, 2022.

Interest expense increased to $2.5 million for the three months ended March 31, 2023 from $1.8 million for the three months ended March 31, 2022. The increase in interest expense was primarily due to increased interest rates under our credit facility for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The weighted average interest rate was 6.28% and 2.15% for the three months ended March 31, 2023 and 2022, respectively.

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. The effective income tax rate was 22.0% and 27.9% for the three months ended March 31, 2023 and 2022, respectively. The difference between the federal statutory and our effective income tax rates was principally due to the inclusion of state taxes, non-deductible compensation, excess tax expense/benefit and the use of federal employment tax credits.

Results of Operations – Segments

The following tables and related analysis summarize our operating results and business metrics by segment:

Personal Care Segment

	For the Three Months Ended March 31,
	2023		2022		Change
	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$190,032	100.0%	$169,632	100.0%	$20,400	12.0%
Cost of services revenues	138,383	72.8	126,291	74.4	12,092	9.6
Gross profit	51,649	27.2	43,341	25.6	8,308	19.2
General and administrative expenses	15,935	8.4	15,004	8.9	931	6.2
Segment operating income	$35,714	18.8%	$28,337	16.7%	$7,377	26.0%
Business Metrics (Actual Numbers, Except Billable Hours in Thousands)
Locations at period end	157		162
Average billable census * (1)	38,363		36,582		1,781	4.9%
Billable hours * (2)	7,592		7,101		491	6.9
Average billable hours per census per month * (2)	65.8		64.4		1.4	2.2
Billable hours per business day * (2)	116,805		110,951		5,854	5.3
Revenues per billable hour * (2)	$24.98		$23.64		$1.34	5.7%
Same store growth revenue % * (3)	11.4%		0.9%

(1)
Average billable census is the number of unique clients receiving a billable service during the year and is the total census divided by months in operation during the period.
(2)
Billable hours is the total number of hours served to clients during the period. Average billable hours per census per month is billable hours divided by average billable census. Billable hours per day is total billable hours divided by the number of business days in the period. Revenues per billable hour is revenue, attributed to billable bonus hours, divided by billable hours.
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

The personal care segment derives a significant amount of its net service revenues from operations in Illinois, which represented 39.1% and 37.4% of our net service revenues for the three months ended March 31, 2023 and 2022, respectively. One payor, the Illinois Department on Aging, accounted for 21.5% and 20.7% of net service revenues for the three months ended March 31, 2023 and 2022, respectively.

Net service revenues from state, local and other governmental programs accounted for 50.1% and 49.5% of net service revenues for the three months ended March 31, 2023 and 2022, respectively. Managed care organizations accounted for 46.3% and 45.6% of net service revenues for the three months ended March 31, 2023 and 2022, respectively, with commercial insurance, private pay and other payors accounting for the remainder of net service revenues.

Net service revenues increased by 12.0% for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Net service revenues included a 5.7% increase in revenues per billable hour for the three months ended March 31, 2023, mainly attributed to rate increases discussed above, as compared to the three months ended March 31, 2022. The Company experienced an increase in New York net service revenues of $0.5 million for the three months ended March 31, 2023, primarily driven by an increase in participation in the New York CDPAP program as discussed above, compared to 2022. Gross profit, expressed as a percentage of net service revenues, increased to 27.2% for the three months ended March 31, 2023 from 25.6% for the three months ended March 31, 2022. This increase was primarily due to decreases in direct payroll and benefits expenses as a percentage of net service revenues of 1.0% for the three months ended March 31, 2023.

The personal care segment’s general and administrative expenses primarily consist of administrative employee wages, taxes and benefit costs, rent, information technology and office expenses. General and administrative expenses, expressed as a percentage of net service revenues, was 8.4% and 8.9% for the three months ended March 31, 2023 and 2022, respectively.

Hospice Segment

	For the Three Months Ended March 31,
	2023		2022		Change
	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$49,082	100.0%	$47,727	100.0%	$1,355	2.8%
Cost of services revenues	27,267	55.6	23,441	49.1	3,826	16.3
Gross profit	21,815	44.4	24,286	50.9	(2,471)	(10.2)
General and administrative expenses	13,015	26.5	11,712	24.6	1,303	11.1
Segment operating income	$8,800	17.9%	$12,574	26.3%	$(3,774)	(30.0)%
Business Metrics (Actual Numbers)
Locations at period end	33		33
Admissions * (1)	3,324		3,315		9	0.3%
Average daily census * (2)	3,195		3,320		(125)	(3.8)
Average discharge length of stay * (3)	88		84		4	4.8
Patient days * (4)	287,551		275,488		12,063	4.4
Revenue per patient day * (5)	$176.22		$173.24		$2.98	1.7%
Organic growth
- Revenue * (6)	2.6%		4.4%
- Average daily census * (6)	1.5%		7.0%

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

The hospice segment generates net service revenues by providing care to patients with a life expectancy of six months or less, as well as related services for their families. Hospice offers four levels of care, as defined by Medicare, to meet the varying needs of patients and their families. The four levels of hospice include routine home care, continuous home care, general inpatient care and respite care. Our hospice segment principally provides routine home care and continuous home care services, and with the JourneyCare acquisition, expanded into providing general inpatient care services. In our hospice segment, net service revenues from Medicare accounted for 90.7% and 91.1% for the three months ended March 31, 2023 and 2022, respectively. Net service revenues from managed care organizations accounted for 3.4% and 3.6% for the three months ended March 31, 2023 and 2022, respectively.

Net service revenues increased by $1.4 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily attributed to organic growth and the acquisition of the operations of JourneyCare on February 1, 2022.

Gross profit, expressed as a percentage of net service revenues was 44.4% and 50.9% for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023, the decrease was mainly attributed to increases in direct employee wage, tax and benefit costs.

The hospice segment’s general and administrative expenses primarily consist of administrative employee wage, tax and benefit costs, rent, information technology and office expenses. General and administrative expenses, expressed as a percentage of net service revenues was 26.5% and 24.6% for the three months ended March 31, 2023 and 2022, respectively. The increase in general and administrative expenses was primarily due to a $1.2 million increase in administrative employee wage, tax and benefit costs for the three months ended March 31, 2023.

Home Health Segment

	For the Three Months Ended March 31,
	2023		2022		Change
	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$12,485	100.0%	$9,275	100.0%	$3,210	34.6%
Cost of services revenues	7,534	60.3	6,716	72.4	818	12.2
Gross profit	4,951	39.7	2,559	27.6	2,392	93.5
General and administrative expenses	2,879	23.1	2,359	25.4	520	22.1
Segment operating income	$2,072	16.6%	$200	2.2%	$1,872	936.0%
Business Metrics (Actual Numbers)
Locations at period end	13		12
New admissions * (1)	3,893		3,336		557	16.7%
Recertifications * (2)	1,549		1,316		233	17.7
Total volume * (3)	5,442		4,652		790	17.0
Visits * (4)	77,828		65,213		12,615	19.3%
Organic growth
- Revenue * (5)	13.8%		(0.5)%
- Admissions * (5)	(3.6)%		2.4%

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

The home health segment generates net service revenues by providing home health services on a short-term, intermittent or episodic basis to individuals, generally to treat an illness or injury. Net service revenues from Medicare accounted for 74.2% and 73.4%, managed care organizations accounted for 20.3% and 20.5% and other accounted for 5.5% and 6.1% for the three months ended March 31, 2023 and 2022, respectively. Home health services provided to Medicare beneficiaries are paid under the Medicare Home Health Prospective Payment System, which uses national, standardized 30-day period payment rates for periods of care. CMS uses the PDGM as the case-mix classification model to place periods of care into payment categories, classifying patients based on clinical characteristics. An outlier adjustment may be paid for periods of care in which costs exceed a specific threshold amount.

Net service revenues increased by $3.2 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. Total visits increased for the three months ended March 31, 2023, mainly attributed to the acquisition of Apple Home HealthCare on October 1, 2022.

Gross profit, expressed as a percentage of net service revenues was 39.7% and 27.6% for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023, the increase was primarily due to an increase in net service revenues compared to the three months ended March 31, 2022. Cost of services revenues for the three months ended March 31, 2023 increased compared to the corresponding period in 2022, due to an increase in direct employee wage, tax and benefit costs.

The home health segment’s general and administrative expenses primarily consist of administrative employee wage, tax and benefit costs, rent, information technology and office expenses. General and administrative expenses, expressed as a percentage of net service revenues was 23.1% and 25.4% for the three months ended March 31, 2023 and 2022, respectively. General and administrative expenses for the three months ended March 31, 2023 increased compared to the corresponding period in 2022, primarily due to an increase in administrative employee wage, tax and benefit costs of $ 0.4 million for the three months ended March 31, 2023.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand and cash from operations and borrowings under our credit facility. At March 31, 2023 and December 31, 2022, we had cash balances of $73.5 million and $80.0 million, respectively. At March 31, 2023, we had a $600.0 million revolving credit facility and a $125.0 million incremental loan facility, which may be for term loans or an increase to the revolving loan commitments. The maturity of this credit facility is July 30, 2026.

During the three months ended March 31, 2023, we used approximately $1.0 million in cash to fund the CareStaff acquisition and repaid $23.5 million under our revolving credit facility. As of March 31, 2023, we had a total of $111.4 million in revolving loans, with an interest rate of 6.59% outstanding on our credit facility and after giving effect to the amount drawn on our credit facility, approximately $8.0 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA (as defined in the Credit Agreement), we had $395.1 million of capacity and $275.7 million available for borrowing under our credit facility. At December 31, 2022, we had a total of $134.9 million revolving credit loans, with an interest rate of 6.13%, outstanding on our credit facility.

Our credit facility requires us to maintain a total net leverage ratio not exceeding 3.75:1.00. At March 31, 2023, we were in compliance with our financial covenants under the Credit Agreement. Although we believe our liquidity position remains strong, we can provide no assurance that we will remain in compliance with the covenants in our Credit Agreement, and in the future, it may prove necessary to seek an amendment with the bank lending group under our credit facility. Additionally, there can be no assurance that we will be able to raise additional funds on terms acceptable to us, if at all.

See Note 7 to the Notes to Condensed Consolidated Financial Statements, Long-Term Debt, for additional details of our long-term debt.

COVID-19 Pandemic

As a result of the COVID-19 pandemic, federal and state governments have passed legislation, promulgated regulations, and taken other administrative actions intended to assist healthcare providers in providing care to COVID-19 patients and other patients during the public health emergency. These temporary measures include relief from Medicare conditions of participation requirements for healthcare providers, relaxation of licensure requirements for healthcare professionals, relaxation of privacy restrictions for telehealth remote communications, promoting use of telehealth by expanding the scope of services for which Medicare reimbursement is available, and limited waivers of fraud and abuse laws for activities related to COVID-19 during the emergency period. The current federal public health emergency declaration expires May 11, 2023, and the Biden administration has indicated that it will not be extended.

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

HCBS spending plans for the additional matching funds vary by state, but common initiatives in which the Company is participating include those aimed at strengthening the provider workforce (e.g., efforts to recruit, retain, and train direct service providers). The Company is required to properly and fully document the use of such funds in reports to the state in which the funds originated. Funds may be subject to recoupment if not expended or if they are expended on non-approved uses. During the three months ended March 31, 2023, the Company received state funding provided by the ARPA in an aggregate amount of $0.4 million. The Company did not record revenue and related costs of service revenue during the three months ended March 31, 2023, because revenue recognition criteria were not met. The Company deferred the remaining $11.0 million, which was received from states with specific spending plans and reporting requirements. The Company utilized $2.4 million of these funds during the three months ended March 31, 2023, primarily for caregivers and adding support to recruiting and retention efforts, included as a reduction of cost of service revenues in the Company’s Consolidated Statements of Income. As of March 31, 2023, the deferred portion of ARPA funding of $11.0 million is included within Government stimulus advances on the Company’s Unaudited Condensed Consolidated Balance Sheets.

Medicare sequester

The CARES Act and related legislation temporarily lifted the Medicare sequester that would have otherwise reduced payments to Medicare providers by 2% as required by the Budget Control Act of 2011, from May 1, 2020 through March 31, 2022. The sequestration payment adjustment was phased back in, returning to a 2% reduction on July 1, 2022. These sequestration cuts have been extended through the first six months of 2032.

In our hospice segment, Medicare sequester relief resulted in an increase in net service revenues of $0.0 million and $0.9 million for the three months ended March 31, 2023 and 2022, respectively. In our home health segment, Medicare sequester relief resulted in an increase in net service revenues of $0.0 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively.

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

See Note 6 to the Notes to Condensed Consolidated Financial Statements, COVID-19 Pandemic, for additional details of the COVID-19 pandemic.

Cash Flows

The following table summarizes changes in our cash flows:

	For the Three Months Ended March 31,
	2023	2022
	(Amounts in Thousands)
Net cash provided by operating activities	$18,799	$5,983
Net cash used in investing activities	(1,742)	(85,594)
Net cash (used in) provided by financing activities	(23,475)	35,479

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Cash flows from operating activities represent the inflow of cash from our payors and the outflow of cash for payroll and payroll taxes, operating expenses, interest and taxes. Net cash provided by operating activities was $18.8 million for the three months ended March 31, 2023, compared to net cash used in operating activities of $5.9 million for the same period in 2022. The increase in cash provided by operations was primarily due to the timing of receipts on accounts receivable and the timing of government stimulus funds. The changes in accounts receivable were primarily related to the growth in revenue offset by a decrease in days sales outstanding (“DSO”) during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The related receivables due from the Illinois Department on Aging represented 21.5% and 16.1% of the Company’s net accounts receivable at March 31, 2023 and March 31, 2022, respectively.

Net cash used in investing activities for the three months ended March 31, 2023, primarily consisted of $1.0 million of net cash used for the Carestaff acquisition and $0.7 million of cash used for property and equipment purchases, primarily related to our ongoing investments in technology infrastructure fixed assets. Net cash used in investing activities for the three months ended March 31, 2022 primarily consisted of $84.5 million of net cash used for the JourneyCare acquisition and $1.1 million of cash used for property and equipment purchases.

Net cash used in financing activities for the three months ended March 31, 2023, primarily consisted of a $23.5 million payment on the revolver portion of our credit facility. Net cash provided by financing activities for the three months ended March 31, 2022 primarily consisted of $35.0 million of borrowings under our credit facility to partially fund the JourneyCare acquisition.

Outstanding Accounts Receivable

Gross accounts receivable as of March 31, 2023 and December 31, 2022 were approximately $126.7 million and $127.1 million, respectively. Outstanding accounts receivable, net of allowance for credit losses, decreased by $0.1 million as of March 31, 2023 as compared to December 31, 2022. Accounts receivable for the Illinois Department on Aging increased approximately $0.1 million during the quarter ended March 31, 2023. Our collection procedures include review of account aging and direct contact with our payors. We have historically not used collection agencies. An uncollectible amount is written off to the allowance account after reasonable collection efforts have been exhausted.

We calculate our DSO by taking the trade accounts receivable outstanding, net of allowance for credit losses for doubtful accounts, divided by the net service revenues for the last quarter, multiplied by the number of days in that quarter. Our DSOs were 44 days and 45 days at March 31, 2023 and December 31, 2022, respectively. The DSOs for our largest payor, the Illinois Department on Aging, were 44 days and 42 days at March 31, 2023 and December 31, 2022, respectively.

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates previously disclosed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” set forth in Part II, Item 7 of our Annual Report on Form 10-K for the period ended December 31, 2022, filed on February 28, 2023.

Recently Issued Accounting Pronouncements

Refer to Note 2 to the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. As of March 31, 2023, we had available borrowing capacity of approximately $275.7 million on our credit facility, all of such borrowings were subject to variable interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Legal Proceedings

From time to time, we are subject to legal and/or administrative proceedings incidental to our business. It is the opinion of management that the outcome of pending legal and/or administrative proceedings will not have a material effect on our financial position and results of operations.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors discussed under the caption “Risk Factors” set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 28, 2022. There have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in our Annual Report on Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On April 26, 2023, the Company entered into a Third Amendment to Amended and Restated Credit Agreement (the “Third Amendment”), by and among Addus HealthCare, Inc., as the borrower, the Company, certain subsidiaries of the Company party thereto, the lenders party thereto and Capital One, National Association, as a lender and as administrative agent for all lenders, which amended the Company’s existing Credit Agreement. The Third Amendment (i) replaces LIBOR with a forward-looking term SOFR-based rate as the applicable benchmark reference rate for loans under the credit facility and (ii) adds a 10-basis point credit spread adjustment for loans bearing interest based on SOFR. The Third Amendment does not change the interest rate margins applicable to the credit facility. The foregoing summary of the Third Amendment does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Third Amendment, which is filed as Exhibit 10.1 to this Form 10-Q, and, in its entirety, is incorporated by reference herein.

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

10.1

Third Amendment to Amended and Restated Credit Agreement, dated as of April 26, 2023, by and among Addus HealthCare, Inc., as the Borrower, Addus HomeCare Corporation, the other Credit Parties party thereto, Capital One, National Association, as administrative agent and as a Lender, and the other Lenders party thereto.

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

ADDUS HOMECARE CORPORATION

Date: May 2, 2023	By:	/s/ R. DIRK ALLISON

R. Dirk Allison Chairman and Chief Executive Officer (As Principal Executive Officer)

Date: May 2, 2023	By:	/s/ BRIAN POFF

Brian Poff Chief Financial Officer (As Principal Financial Officer)