Form 10-Q
period 2023-06-30
Addus HomeCare Corp
filed 2023-08-01
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 25, 2023, Addus HomeCare Corporation had 16,214,653 shares of Common Stock outstanding.

ADDUS HOMECARE CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2023 and December 31, 2022

(Amounts and Shares in Thousands, Except Per Share Data)

(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets
Cash	$84,188	$79,961
Accounts receivable, net of allowances	104,252	125,501
Prepaid expenses and other current assets	19,350	17,345
Total current assets	207,790	222,807
Property and equipment, net of accumulated depreciation and amortization	19,607	21,182
Other assets
Goodwill	583,656	582,837
Intangibles, net of accumulated amortization	68,859	72,188
Operating lease assets, net	48,472	38,980
Total other assets	700,987	694,005
Total assets	928,384	$937,994
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$20,699	$22,092
Accrued payroll	47,795	44,937
Accrued expenses	31,966	27,507
Operating lease liabilities, current portion	11,334	10,801
Government stimulus advances	9,959	12,912
Accrued workers' compensation insurance	12,149	12,897
Total current liabilities	133,902	131,146
Long-term liabilities
Long-term debt, net of debt issuance costs	78,702	131,772
Long-term operating lease liabilities	43,214	35,479
Other long-term liabilities	6,215	6,057
Total long-term liabilities	128,131	173,308
Total liabilities	$262,033	$304,454
Stockholders' equity
Common stock—$.001 par value; 40,000 authorized and 16,214 and 16,128 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	$16	$16
Additional paid-in capital	398,492	393,208
Retained earnings	267,843	240,316
Total stockholders' equity	666,351	633,540
Total liabilities and stockholders' equity	$928,384	$937,994

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months Ended June 30, 2023 and 2022

(Amounts and Shares in Thousands, Except Per Share Data)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Net service revenues	$259,980	$236,940	$511,579	$463,574
Cost of service revenues	177,662	161,342	350,846	317,790
Gross profit	82,318	75,598	160,733	145,784
General and administrative expenses	57,397	55,095	113,757	108,247
Depreciation and amortization	3,382	3,609	6,829	7,130
Total operating expenses	60,779	58,704	120,586	115,377
Operating income	21,539	16,894	40,147	30,407
Interest income	(291)	(108)	(397)	(166)
Interest expense	2,331	1,986	4,792	3,806
Total interest expense, net	2,040	1,878	4,395	3,640
Income before income taxes	19,499	15,016	35,752	26,767
Income tax expense	4,647	3,766	8,225	7,047
Net income	$14,852	$11,250	$27,527	$19,720
Net income per common share
Basic income per share	$0.93	$0.71	$1.72	$1.25
Diluted income per share	$0.91	$0.70	$1.69	$1.22
Weighted average number of common shares and potential common shares outstanding:
Basic	16,002	15,854	15,975	15,833
Diluted	16,283	16,131	16,304	16,113

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Three and Six Months Ended June 30, 2023

(Amounts and Shares in Thousands)

(Unaudited)

	For the Three Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at April 1, 2023	16,204	$16	$395,879	$252,991	$648,886
Issuance of shares of common stock under restricted stock award agreements	10	—	—	—	—
Forfeiture of shares of common stock under restricted stock award agreements	—	—	—	—	—
Stock-based compensation	—	—	2,613	—	2,613
Shares issued for exercise of stock options	—	—	—	—	—
Net income	—	—	—	14,852	14,852
Balance at June 30, 2023	16,214	$16	$398,492	$267,843	$666,351

	For the Six Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2023	16,128	$16	$393,208	$240,316	$633,540
Issuance of shares of common stock under restricted stock award agreements	86	—	—	—	—
Forfeiture of shares of common stock under restricted stock award agreements	—	—	—	—	—
Stock-based compensation	—	—	5,259	—	5,259
Shares issued for exercise of stock options	—	—	25	—	25
Net income	—	—	—	27,527	27,527
Balance at June 30, 2023	16,214	$16	$398,492	$267,843	$666,351

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

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2023 and 2022

(Amounts in Thousands)

(Unaudited)

	For the Six Months
	Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$27,527	$19,720
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of acquisitions:
Depreciation and amortization	6,829	7,130
Deferred income taxes	165	291
Stock-based compensation	5,259	5,165
Amortization of debt issuance costs under the credit facility	430	430
Provision for credit losses	313	318
Impairment of operating lease assets	—	1,174
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	21,395	20,249
Prepaid expenses and other current assets	(4,018)	7,909
Government stimulus advances	(3,382)	12,562
Accounts payable	(597)	1,398
Accrued payroll	2,788	(5,756)
Accrued expenses and other long-term liabilities	3,704	(8,088)
Net cash provided by operating activities	60,413	62,502
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(940)	(84,490)
Purchases of property and equipment	(1,771)	(1,538)
Net cash used in investing activities	(2,711)	(86,028)
Cash flows from financing activities:
Payments on revolver loan — credit facility	(53,500)	(60,000)
Proceeds from borrowings on revolver — credit facility	—	35,000
Payments on term loan — credit facility	—	—
Cash received from exercise of stock options	25	548
Other	—	—
Net cash used in financing activities	(53,475)	(24,452)
Net change in cash	4,227	(47,978)
Cash, at beginning of period	79,961	168,895
Cash, at end of period	$84,188	$120,917
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,416	$3,403
Cash paid for income taxes	6,767	—
Acquisition consideration payable included in accrued expenses	—	1,605

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

Computation of Weighted Average Shares

The following table sets forth the computation of basic and diluted common shares:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	(Amounts in thousands)		(Amounts in thousands)
	2023	2022	2023	2022
Weighted average number of shares outstanding for basic per share calculation	16,002	15,854	15,975	15,833
Effect of dilutive potential shares:
Stock options	237	241	245	237
Restricted stock awards	44	36	84	43
Adjusted weighted average shares outstanding for diluted per share calculation	16,283	16,131	16,304	16,113
Anti-dilutive shares:
Stock options	61	111	61	111
Restricted stock awards	77	81	1	19

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

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, and other transactions subject to meeting certain criteria, that reference the London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. Therefore, it was in effect for a limited time through December 31, 2022. The ASU could be adopted no later than December 1, 2022 with early adoption permitted. As discussed further in Note 7 and pursuant to the Third Amendment to Amended and Restated Credit Agreement dated as of April 26, 2023, the Company amended its credit facility to replace LIBOR with the secured overnight financing rate as administered by the Federal Reserve Bank of New York (“SOFR”) as the benchmark reference rate for loans under its credit facility. The transition to SOFR did not and is not expected to have a material impact on the Company’s results of operations or liquidity.

3. Leases

Amounts reported on the Company’s Unaudited Condensed Consolidated Balance Sheets for operating leases were as follows:

	June 30, 2023	December 31, 2022
	(Amounts in Thousands)
Operating lease assets, net	$48,472	$38,980

Short-term operating lease liabilities	11,334	10,801
Long-term operating lease liabilities	43,214	35,479
Total operating lease liabilities	$54,548	$46,280

Lease Costs

Components of lease costs were reported in general and administrative expenses in the Company’s Unaudited Condensed Consolidated Statements of Income as follows:

	For the Three Months Ended June 30, (Amounts in Thousands)		For the Six Months Ended June 30, (Amounts in Thousands)
	2023	2022	2023	2022
Operating lease costs	$3,292	$3,103	$6,334	$5,904
Short-term lease costs	284	911	700	1,662
Total lease costs	3,576	4,014	7,034	7,566
Less: sublease income	(700)	(176)	(1,399)	(353)
Total lease costs, net	$2,876	$3,838	$5,635	$7,213

Lease Term and Discount Rate

Weighted average remaining lease terms and discount rates were as follows:

	June 30, 2023	December 31, 2022
Operating leases:
Weighted average remaining lease term (years)	6.55	5.82
Weighted average discount rate	5.25%	3.98%

Maturity of Lease Liabilities

Remaining operating lease payments as of June 30, 2023 were as follows:

Operating Leases
(Amounts in Thousands)
Due in the 12-month period ended June 30,
2024	$13,803
2025	11,485
2026	8,535
2027	6,605
2028	5,532
Thereafter	19,698
Total future minimum rental commitments	65,658
Less: Imputed interest	(11,110)
Total lease liabilities	$54,548

Supplemental cash flows information

	For the Six Months Ended June 30,
	(Amounts in Thousands)
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,010	$6,476

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$14,415	$11,319

4. Goodwill and Intangible Assets

A summary of the goodwill and related adjustments is provided below:

	Hospice	Personal Care	Home Health	Total
	(Amounts in Thousands)
Goodwill as of December 31, 2022	$397,728	$152,688	$32,421	$582,837
Additions for acquisitions	—	599		599
Adjustments to previously recorded goodwill	—	—	220	220
Goodwill as of June 30, 2023	$397,728	$153,287	$32,641	$583,656

On January 1, 2023, the Company completed the acquisition of Coastal Nursecare of Florida, Inc. (“CareStaff”) for approximately $1.0 million. With the purchase of CareStaff, the Company expanded its personal care services segment in Florida. In connection with the Carestaff acquisition, the Company recognized goodwill in its personal care segment of $0.6 million during the six months ended June 30, 2023.

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

The carrying amount and accumulated amortization of each identifiable intangible asset category consisted of the following as of June 30, 2023:

	Customer and referral relationships	Trade names and trademarks	Non- competition agreements	State Licenses	Total
	(Amounts in Thousands)
Intangible assets with indefinite lives	—	—	—	27,108	27,108
Intangible assets subject to amortization:
Gross carrying amount	44,672	52,046	6,785	12,670	116,174
Accumulated amortization	(38,840)	(22,366)	(5,193)	(8,023)	(74,423)
Intangible assets subject to amortization, net	5,832	29,680	1,592	4,647	41,751
Total intangible assets at June 30, 2023	$5,832	$29,680	$1,592	$31,755	$68,859

Amortization expense related to the intangible assets was $1.7 million and $3.5 million for the three and six months ended June 30, 2023, respectively, and $1.8 million and $3.6 million for the three and six months ended June 30, 2022, respectively. The weighted average remaining useful lives of identifiable intangible assets as of June 30, 2023 was 9.6 years.

5. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consisted of the following:

	June 30, 2023	December 31, 2022
	(Amounts in Thousands)
Prepaid payroll	$8,240	$7,566
Prepaid workers' compensation and liability insurance	3,571	3,399
Prepaid licensing fees	4,638	3,722
Workers' compensation insurance receivable	582	666
Other	2,319	1,992
Total prepaid expenses and other current assets	$19,350	$17,345

Accrued expenses consisted of the following:

	June 30, 2023	December 31, 2022
	(Amounts in Thousands)

Accrued health benefits	6,921	5,152
Payor advances (1)	2,136	4,473
Accrued professional fees	5,933	3,576
Accrued payroll and other taxes	8,747	6,175
Other	8,229	8,131
Total accrued expenses	$31,966	$27,507

(1)
Represents the deferred portion of payments received from payors for COVID-19 reimbursements which will be recognized as we incur specific COVID-19 related expenses (including expenses related to securing and maintaining adequate personnel) or will be returned to the extent such related expenses are not incurred.
6. Government Actions to Mitigate COVID-19's Impact

In March 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) outbreak a global pandemic. Although the acute phase of the COVID-19 pandemic has faded, the World Health organization has ended its public health emergency declaration, and vaccines and booster shots for the COVID-19 virus have become widely available in the United States, COVID-19 has continued to result in a significant number of hospitalizations, and the future course of the pandemic remains uncertain. However, compared to earlier periods, the number of COVID-19 infections and related hospitalizations has significantly declined. We will continue to closely monitor the impact of COVID-19 on all aspects of our business, including the impacts to our employees, patients and suppliers.

In recognition of the significant threat to the liquidity of financial markets posed by the COVID-19 pandemic, the Federal Reserve and Congress took dramatic actions to provide liquidity to businesses and the banking system in the United States. One of the primary sources of relief for healthcare providers is the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was expanded by the Paycheck Protection Program and Health Care Enhancement (“PPPHCE”) Act, and the Consolidated Appropriations Act (“CAA”). Another relief package with numerous provisions that affect healthcare providers is the American Rescue Plan Act of 2021 (“ARPA”).

ARPA Spending Plans

The ARPA provides for $350 billion in relief funding for eligible state, local, territorial, and Tribal governments to mitigate the fiscal effects of the COVID-19 public health emergency. Additionally, the law provides for a 10-percentage point increase in federal matching funds for Medicaid home and community-based services (“HCBS”) from April 1, 2021, through March 31, 2022, provided the state satisfied certain conditions. States are permitted to use the state funds equivalent to the additional federal funds through March 31, 2025. States must use the monies attributable to this matching fund increase to supplement, not supplant, their level of state spending for the implementation of activities enhanced under the Medicaid HCBS in effect as of April 1, 2021.

HCBS spending plans for the additional matching funds vary by state, but common initiatives in which the Company is participating include those aimed at strengthening the provider workforce (e.g., efforts to recruit, retain, and train direct service providers). The Company is required to properly and fully document the use of such funds in reports to the state in which the funds originated. Funds may be subject to recoupment if not expended or if they are expended on non-approved uses. During the six months ended June 30, 2023, the Company received additional state funding provided by the ARPA in an aggregate amount of $1.9 million. The Company recorded revenue of $0.2 million for certain states that met the revenue recognition criteria. The Company deferred the remaining $1.7 million, which was received from states with specific spending plans and reporting requirements. The Company utilized $2.4 million and 4.8 million of these funds during the three and six months ended June 30, 2023, primarily for caregivers and adding support to recruiting and retention efforts, included as a reduction of cost of service revenues in the Company’s Unaudited Condensed Consolidated Statements of Income. As of June 30, 2023, the deferred portion of ARPA funding of $10.0 million is included within Government stimulus advances on the Company’s Unaudited Condensed Consolidated Balance Sheets.

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

In the hospice segment, Medicare sequester relief resulted in an increase in net service revenues of $0.0 million and $0.5 million for the three months ended June 30, 2023 and 2022, respectively and $0.0 million and $1.4 million for the six months ended June 30, 2023 and 2022 respectively. In the home health segment, Medicare sequester relief resulted in an increase in net service revenues of $0.0 million and $0.1 for the three months ended June 30, 2023 and 2022 respectively and $0.0 million and $0.3 million for the six months ended June 30, 2023 and 2022, respectively.

7. Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2023	December 31, 2022
	(Amounts in Thousands)
Revolving loan under the credit facility	$81,353	$134,853
Less unamortized issuance costs	(2,651)	(3,081)
Long-term debt	$78,702	$131,772

Amended and Restated Senior Secured Credit Facility

On October 31, 2018, the Company entered into the Amended and Restated Credit Agreement, with certain lenders and Capital One, National Association, as a lender and as agent for all lenders, as amended by the First Amendment to Amended and Restated Credit Agreement, dated as of September 12, 2019, as further amended by the Second Amendment to Amended and Restated Credit Agreement, dated as of July 30, 2021, and as further amended by the Third Amendment to Amended and Restated Credit Agreement, dated as of April 26, 2023 (as described below, the “Third Amendment”) (as amended, the “Credit Agreement,” as used throughout this Quarterly Report on Form 10-Q, “credit facility” shall mean the credit facility evidenced by the Credit Agreement). The credit facility consists of a $600.0 million revolving credit facility and a $125.0 million incremental loan facility, which incremental loan facility may be for term loans or an increase to the revolving loan commitments. The maturity of this credit facility is July 30, 2026. On April 26, 2023, the Company entered into the Third Amendment to replace LIBOR with SOFR as the benchmark reference rate for loans under its credit facility. The Third Amendment did not amend any other terms of the Credit Agreement. Interest on the credit facility may be payable at (x) the sum of (i) an applicable margin ranging from 0.75% to 1.50% based on the applicable senior net leverage ratio plus (ii) a base rate equal to the greatest of (a) the rate of interest last quoted by The Wall Street Journal as the “prime rate,” (b) the sum of the federal funds rate plus a margin of 0.50% and (c) the sum of Term SOFR (as published by the CME Group Benchmark Administrative Limited) for an interest period of one month for such applicable day plus 0.10% (not to be less than 0.00%), plus a margin of 1.00% or (y) the sum of (i) an applicable margin ranging from 1.75% to 2.50% based on the applicable senior net leverage ratio plus (ii) the rate per annum equal to the sum of Term SOFR (as published by the CME Group Benchmark Administrative Limited) for the applicable interest period plus 0.10% (not to be less than zero). Swing loans may not be SOFR loans. The transition to SOFR did not and is not expected to have a material impact on the Company’s results of operations or liquidity.

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

During the six months ended June 30, 2023, the Company did not draw on its credit facility and repaid $53.5 million under the revolving credit facility. During the six months ended June 30, 2022, the Company drew $35.0 million under its credit facility to fund, in part, the JourneyCare acquisition and repaid $60 million under the revolving credit facility.

At June 30, 2023, the Company had a total of $81.4 million of revolving loans, with an interest rate of 6.95%, outstanding on its credit facility. After giving effect to the amount drawn on its credit facility, approximately $8.0 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA (as defined in the Credit Agreement), the Company had $409.3 million of capacity and $319.9 million available for borrowing under its credit facility. As of December 31, 2022, the Company had a total of $134.9 million of revolving loans, with an interest rate of 6.13%, outstanding on its credit facility.

As of June 30, 2023, the Company was in compliance with all financial covenants under the Credit Agreement.

8. Income Taxes

The effective income tax rates were 23.8% and 25.1% for the three months ended June 30, 2023 and 2022, respectively. The effective income tax rates were 23.0% and 26.3% for the six months ended June 30, 2023 and 2022, respectively. The difference between our federal statutory rate of 21% and our effective income tax rates is principally due to the inclusion of state taxes and non-deductible compensation, partially offset by the use of federal employment tax credits.

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

	For the Three Months Ended June 30, 2023
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$198,314	$50,210	$11,456	$259,980
Cost of services revenues	143,972	26,606	7,084	177,662
Gross profit	54,342	23,604	4,372	82,318
General and administrative expenses	16,267	12,768	2,641	31,676
Segment operating income	$38,075	$10,836	$1,731	$50,642

	For the Three Months Ended June 30, 2022
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$174,330	$52,074	$10,536	$236,940
Cost of services revenues	128,682	25,522	7,138	161,342
Gross profit	45,648	26,552	3,398	75,598
General and administrative expenses	15,447	13,036	2,501	30,984
Segment operating income	$30,201	$13,516	$897	$44,614

	For the Three Months Ended June 30,
	2023	2022
	(Amounts in Thousands)
Segment reconciliation:
Total segment operating income	$50,642	$44,614

Items not allocated at segment level:
Other general and administrative expenses	25,721	24,111
Depreciation and amortization	3,382	3,609
Interest income	(291)	(108)
Interest expense	2,331	1,986
Income before income taxes	$19,499	$15,016

	For the Six Months Ended June 30, 2023
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$388,346	$99,292	$23,941	$511,579
Cost of services revenues	282,355	53,873	14,618	350,846
Gross profit	105,991	45,419	9,323	160,733
General and administrative expenses	32,202	25,783	5,521	63,506
Segment operating income	$73,788	$19,636	$3,803	$97,227

	For the Six Months Ended June 30, 2022
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$343,962	$99,801	$19,811	$463,574
Cost of services revenues	254,973	48,963	13,854	317,790
Gross profit	88,989	50,838	5,957	145,784
General and administrative expenses	30,451	24,748	4,860	60,059
Segment operating income	$58,538	$26,090	$1,097	$85,725

	For the Six Months Ended June 30,
	2023	2022
	(Amounts in Thousands)
Segment reconciliation:
Total segment operating income	$97,227	$85,725

Items not allocated at segment level:
Other general and administrative expenses	50,251	48,188
Depreciation and amortization	6,829	7,130
Interest income	(397)	(166)
Interest expense	4,792	3,806
Income before income taxes	$35,752	$26,767

11. Significant Payors

The Company’s revenue by payor type was as follows:

Personal Care Segment	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
State, local and other governmental programs	$100,399	50.6%	$85,462	49.0%	$195,721	50.4%	$169,370	49.2%
Managed care organizations	91,276	46.0	80,577	46.2	179,176	46.1	157,967	45.9
Private pay	4,137	2.2	4,610	2.7	8,363	2.2	9,236	2.7
Commercial insurance	1,637	0.8	2,093	1.2	3,306	0.9	4,117	1.2
Other	865	0.4	1,588	0.9	1,781	0.4	3,272	1.0
Total personal care segment net service revenues	$198,314	100.0%	$174,330	100.0%	$388,346	100.0%	$343,962	100.0%

Hospice Segment	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$45,566	90.7%	$47,152	90.5%	$90,122	90.8%	$90,637	90.8%
Commercial insurance	2,726	5.4	2,726	5.2	5,273	5.3	4,970	5.0
Managed care organizations	1,567	3.1	1,968	3.8	3,214	3.2	3,683	3.7
Other	352	0.8	228	0.5	684	0.7	511	0.5
Total hospice segment net service revenues	$50,210	100.0%	$52,074	100.0%	$99,293	100.0%	$99,801	100.0%

Home Health Segment	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$8,716	76.1%	$7,592	72.1%	$17,988	75.1%	$14,404	72.7%
Managed care organizations	2,251	19.6	2,262	21.5	4,789	20.0	4,166	21.0
Other	489	4.3	682	6.4	1,164	4.9	1,241	6.3
Total home health segment net service revenues	$11,456	100.0%	$10,536	100.0%	$23,941	100.0%	$19,811	100.0%

The Company derives a significant amount of its revenue from its operations in Illinois, New Mexico and New York. The percentages of segment revenue for each of these significant states were as follows:

Personal Care Segment	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Illinois	$103,864	52.4%	$88,797	50.9%	$202,279	52.1%	$173,480	50.4%
New Mexico	27,907	14.1	26,473	15.2	56,381	14.5	51,912	15.1
New York (1)	23,841	12.0	21,127	12.1	45,727	11.8	42,513	12.4
All other states	42,702	21.5	37,933	21.8	83,959	21.6	76,057	22.1
Total personal care segment net service revenues	$198,314	100.0%	$174,330	100.0%	$388,346	100.0%	$343,962	100.0%

(1)
In 2019, New York initiated a new Request For Offer (“RFO”) process to competitively procure CDPAP fiscal intermediaries. The Company was not selected in the initial RFO process. We submitted a formal protest in response to the selection process, which was filed and accepted in March 2021. The New York fiscal year 2023 state budget, passed in April 2022, amends the current Fiscal Intermediary RFO process to authorize all fiscal intermediaries that submitted an RFO application and served at least 200 clients in New York City or 50 clients in other counties between January 1, 2020 and March 31, 2020 to contract with the New York State Department of Health and continue to operate in all counties contained in their application, if the fiscal intermediary submits an attestation and supporting information to the New York State Department of Health no later than November 29, 2022. The Company submitted an attestation on November 22, 2022. Under this provision, the Company is allowed to continue to contract with all of its current payors for CDPAP services as of the anticipated contract award date of April 1, 2023. On June 6, 2023, the New York State Department of Health notified the Company of a contract award. The Company has resumed services under this contract to all current payors.

Hospice Segment	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Ohio	$19,332	38.5%	$17,245	33.1%	$37,783	38.1%	$33,574	33.7%
Illinois	11,606	23.1	13,561	26.0	23,087	23.3	16,078	16.1
New Mexico	6,540	13.0	7,846	15.1	13,026	13.1	23,102	23.1
All other states	12,732	25.4	13,422	25.8	25,397	25.5	27,047	27.1
Total hospice segment net service revenues	$50,210	100.0%	$52,074	100.0%	$99,293	100.0%	$99,801	100.0%

Home Health Segment	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
New Mexico	$8,093	70.6%	$9,070	86.1%	$17,209	71.9%	$16,579	83.7%
Illinois	3,363	29.4	1,466	13.9	6,732	28.1	3,232	16.3
Total home health segment net service revenues	$11,456	100.0%	$10,536	100.0%	$23,941	100.0%	$19,811	100.0%

A substantial portion of the Company’s revenue and accounts receivable are derived from services performed for federal, state and local governmental agencies. We derive a significant amount of our net service revenues in Illinois, which represented 45.7%, and 43.8% of our net service revenues for the three months ended June 30, 2023, and 2022, respectively, and accounted for 45.4% and 41.6% of our net service revenues for the six months ended June 30, 2023 and 2022, respectively. The Illinois Department on Aging, the largest payor program for the Company’s Illinois personal care operations, accounted for 21.5% and 20.7% of the Company’s net service revenues for the three months ended June 30, 2023 and 2022, respectively, and accounted for 21.5% and 20.7% of the Company’s net service revenues for the six months ended June 30, 2023 and 2022, respectively.

The related receivables due from the Illinois Department on Aging represented 13.0% and 18.0% of the Company’s net accounts receivable at June 30, 2023 and December 31, 2022, respectively.

12. Subsequent Events

On August 1, 2023, the Company completed the acquisition of American Home Care, LLC, a Tennessee limited liability company (“AHC”) and its subsidiaries, Homecare, LLC, a Tennessee limited liability company (“Homecare”), Tennessee Valley Home Care, LLC (d/b/a Tennessee Quality Care – Home Health), a Tennessee limited liability company (“TQC – Home Health”), and Tri-County Home Health and Hospice, LLC (d/b/a Tennessee Quality Care - Hospice), a Tennessee limited liability company (“TQC – Hospice”, and collectively with AHC, Homecare, and TQC – Home Health “Tennessee Quality Care”) for approximately $106 million, with funding provided by drawing on the Company’s revolving credit facility pursuant to the terms of the Membership Interests Purchase Agreement dated as of June 28, 2023. With the purchase of Tennessee Quality Care, the Company expanded its services within its hospice and home health segments in Tennessee. The initial accounting is not yet complete as the Company is currently in the process of valuing the assets acquired and liabilities assumed in the transaction. Therefore, the related business combination disclosures have not been presented.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements about our business and operations. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words like “believes,” “belief,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “would,” “should” and similar expressions are intended to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to: the impact of macroeconomic conditions, elevated global inflation and interest rates, legislative developments, trade disruptions and supply chain disruptions on our business and our customers’ businesses; financial market instability and disruptions to the banking system due to bank failures, particularly in light of the closures of Silicon Valley Bank and Signature Bank in March 2023; business disruptions due to natural disasters, acts of terrorism, pandemics (including ongoing issues related to the COVID-19 pandemic), riots, civil insurrection or social unrest, looting, protests, strikes or street demonstrations; changes in operational and reimbursement processes and payment structures at the state or federal levels; changes in Medicaid, Medicare, other government program and managed care organizations policies and payment rates, and the timeliness of reimbursements received under government programs; changes in, or our failure to comply with, existing, federal and state laws or regulations, or our failure to comply with new government laws or regulations on a timely basis; competition in the healthcare industry; the geographical concentration of our operations; changes in the case mix of consumers and payment methodologies; operational changes resulting from the assumption by managed care organizations of responsibility for managing and paying for our services to consumers; the nature and success of future financial and/or delivery system reforms; changes in estimates and judgments associated with critical accounting policies; our ability to maintain or establish new referral sources; our ability to renew significant agreements or groups of agreements; our ability to attract and retain qualified personnel; federal, state and city minimum wage pressure, including any failure of any governmental entity to enact a minimum wage offset and/or the timing of any such enactment; changes in payments and covered services due to the overall economic conditions and deficit reduction measures by federal and state governments, and our expectations regarding these changes; cost containment initiatives undertaken by federal and state governmental and other third-party payors; our ability to access financing through the capital and credit markets; our ability to meet debt service requirements and comply with covenants in debt agreements; our ability to integrate and manage our information systems; any security breaches, cyber-attacks, loss of data, or cybersecurity threats or incidents, and any actual or perceived failures to comply with legal requirements related to the privacy of confidential consumer data and other sensitive information; the size and growth of the markets for our services, including our expectations regarding the markets for our services; the acceptance of privatized social services; eligibility standards and limits on services imposed by state governmental agencies; the potential for litigation, audits and investigations; discretionary determinations by government officials; our ability to successfully implement our business model to grow our business; our ability to continue identifying, pursuing, consummating and integrating acquisition opportunities and expand into new geographic markets; the impact of acquisitions and dispositions on our business, including the potential inability to realize the benefits of potential acquisitions; the potential impact of the discontinuation of LIBOR and the transition to SOFR; the effectiveness, quality and cost of our services; our ability to successfully execute our growth strategy; changes in tax rates; the impact of inclement weather or natural disasters; and various other matters, many of which are beyond our control. In addition, these forward-looking statements are subject to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2022, filed with the SEC on February 28, 2023. You should carefully review all of these factors. Moreover, our business may be materially adversely affected by factors that are not currently known to us, by factors that we currently consider immaterial or by factors that are not specific to us, such as general economic conditions. These forward-looking statements were based on information, plans and estimates at the date of this report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes, except as may be required by law.

Overview

We are a home care services provider operating three segments: personal care, hospice and home health. Our services are principally provided in-home under agreements with federal, state and local government agencies, managed care organizations, commercial insurers and private individuals. Our consumers are predominantly “dual eligible,” meaning they are eligible to receive both Medicare and Medicaid benefits. Managed care revenues accounted for 36.6% and 35.8% of our net service revenues during the three months ended June 30, 2023 and 2022, respectively, and 36.6% and 35.8% of our net service revenues during the six months ended June 30, 2023 and 2022, respectively.

A summary of certain consolidated financial results is provided in the table below.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net service revenues by segment:	(Amounts in Thousands)		(Amounts in Thousands)
Personal care	$198,314	$174,330	$388,346	$343,962
Hospice	50,210	52,074	99,292	99,801
Home health	11,456	10,536	23,941	19,811
Total net service revenues	$259,980	$236,940	$511,579	$463,574

Net income	$14,852	$11,250	$27,527	$19,720

As of June 30, 2023, we provided our services in 22 states through 204 offices. We served approximately 62,000 and 64,000 discrete individuals, respectively, during the six months ended June 30, 2023 and 2022. Our personal care segment also includes staffing services, with clients including assisted living facilities, nursing homes and hospice facilities.

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

On January 1, 2023, we completed the acquisition of Coastal Nursecare of Florida, Inc. (“CareStaff”) for approximately $1.0 million, with funding provided by available cash. With the purchase of CareStaff, the Company expanded its personal care services in Florida.

On August 1, 2023, we completed the acquisition of Tennessee Quality Care for approximately $106 million, with funding provided by drawing on the Company's revolving credit facility. With the purchase of Tennessee Quality Care, the Company expanded its services within its hospice and home health segment in Tennessee.

COVID-19 Pandemic Update

Compared to earlier periods, the number of COVID-19 infections and related hospitalizations has significantly declined. However, given the longer-term uncertainties associated with the COVID-19 pandemic, it is difficult to predict the effect and ultimate impact of the COVID-19 pandemic on the Company.

For the three and six months ended June 30, 2023, COVID-19 related expenses in our personal care segment were approximately $0.6 million and $1.3 million, respectively. For the three and six months ended June 30, 2022, COVID-19 related expenses in our personal care segment were approximately $1.1 million and $2.8 million, respectively. COVID-19 related expenses are included in cost of service revenue on the Consolidated Statements of Income. Additionally, we recognized revenue of $1.8 million and $3.0 million attributable to temporary rate increases from certain payors in our personal care segment for the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, the Company deferred the recognition of $2.9 million of payments received from payors for COVID-19 reimbursement included within accrued expenses, which will be recognized as we incur specific expenses related to the pandemic, such as expenses related to acquiring additional personal protective equipment (“PPE”) and COVID-19 related paid time off, or will be returned to the extent COVID-19-related expenses are not incurred.

The federal public health emergency declared by HHS expired May 11, 2023. We will continue to assess the impact and consequences of the COVID-19 pandemic and government responses to the pandemic, including the implementation of the CARES Act, the PPPHCE Act, the CAA, the ARPA, other stimulus and relief legislation, and the President’s National COVID-19 Preparedness Plan, on our business, results of operations, financial condition and cash flows. Given the dynamic nature of these circumstances, we cannot currently predict with certainty the extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted by the pandemic but it is not expected to have a material adverse impact. See Part I, Item 1A—Risk Factors—Risks Related to Economic Conditions and the COVID-19 Pandemic of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023.

See “Liquidity and Capital Resources” below for additional information regarding funds received related to COVID-19 pandemic relief.

Recruiting

As the labor market has tightened and unemployment has declined in comparison to earlier levels, the competition for new caregivers, including skilled healthcare staff, and support staff has increased. In addition, the United States economy continues to experience significant inflationary pressures and a competitive labor market. To the extent that we continue to experience a shortage of caregivers, it may hinder our ability to fully meet the continuing demand for both our non-clinical and clinical services. The increased staffing challenges, including COVID-19 related quarantine requirements and inflationary pressures, resulted in increased labor costs to satisfy our staffing requirements during the three and six months ended June 30, 2023, compared to 2022 in our non-clinical and clinical operations.

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

Our revenue by payor and significant states by segment were as follows:

Personal Care Segment	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
State, local and other governmental programs	$100,399	50.6%	$85,462	49.0%	$195,721	50.4%	$169,370	49.2%
Managed care organizations	91,276	46.0	80,577	46.2	179,176	46.1	157,967	45.9
Private pay	4,137	2.2	4,610	2.7	8,363	2.2	9,236	2.7
Commercial insurance	1,637	0.8	2,093	1.2	3,306	0.9	4,117	1.2
Other	865	0.4	1,588	0.9	1,781	0.4	3,272	1.0
Total personal care segment net service revenues	$198,314	100.0%	$174,330	100.0%	$388,346	100.0%	$343,962	100.0%
Illinois	$103,864	52.4%	$88,797	50.9%	$202,279	52.1%	$173,480	50.4%
New Mexico	27,907	14.1	26,473	15.2	56,381	14.5	51,912	15.1
New York (1)	23,841	12.0	21,127	12.1	45,727	11.8	42,513	12.4
All other states	42,702	21.5	37,933	21.8	83,959	21.6	76,057	22.1
Total personal care segment net service revenues	$198,314	100.0%	$174,330	100.0%	$388,346	100.0%	$343,962	100.0%

(1)
Prior to June 6, 2023, when the New York State Department of Health notified the Company that it had received a contract award, the Company had suspended materially all of its new patient admissions under the New York CDPAP program.

Hospice Segment	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$45,566	90.7%	$47,152	90.5%	$90,122	90.8%	$90,637	90.8%
Commercial insurance	2,726	5.4	2,726	5.2	5,273	5.3	4,970	5.0
Managed care organizations	1,567	3.1	1,968	3.8	3,214	3.2	3,683	3.7
Other	352	0.8	228	0.5	684	0.7	511	0.5
Total hospice segment net service revenues	$50,210	100.0%	$52,074	100.0%	$99,293	100.0%	$99,801	100.0%
Ohio	$19,332	38.5%	$17,245	33.1%	$37,783	38.1%	$33,574	33.7%
Illinois	11,606	23.1	13,561	26.0	23,087	23.3	16,078	16.1
New Mexico	6,540	13.0	7,846	15.1	13,026	13.1	23,102	23.1
All other states	12,732	25.4	13,422	25.8	25,397	25.5	27,047	27.1
Total hospice segment net service revenues	$50,210	100.0%	$52,074	100.0%	$99,293	100.0%	$99,801	100.0%

Home Health Segment	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$8,716	76.1%	$7,592	72.1%	$17,988	75.1%	$14,404	72.7%
Managed care organizations	2,251	19.6	2,262	21.5	4,789	20.0	4,166	21.0
Other	489	4.3	682	6.4	1,164	4.9	1,241	6.3
Total home health segment net service revenues	$11,456	100.0%	$10,536	100.0%	$23,941	100.0%	$19,811	100.0%
New Mexico	$8,093	70.6%	$9,070	86.1%	$17,209	71.9%	$16,579	83.7%
Illinois	3,363	29.4	1,466	13.9	6,732	28.1	3,232	16.3
Total home health segment net service revenues	$11,456	100.0%	$10,536	100.0%	$23,941	100.0%	$19,811	100.0%
We derive a significant amount of our net service revenues in Illinois, which represented 45.7% and 43.8% of our net service revenues for the three months ended June 30, 2023 and 2022, respectively, and accounted for 45.4% and 41.6% of our net service revenues for the six months ended June 30, 2023 and 2022, respectively.

A significant amount of our net service revenues are derived from one payor, the Illinois Department on Aging, the largest payor program for our Illinois personal care operations, which accounted for 21.5% and 20.7% of our net service revenues for the three months ended June 30, 2023 and 2022, respectively, and accounted for 21.5% and 20.7% of the Company’s net service revenues for the six months ended June 30, 2023 and 2022, respectively.

Changes in Reimbursement Rates

Illinois

On November 26, 2019, the City of Chicago voted to approve additional increases in the Chicago minimum wage to $14 per hour beginning July 1, 2020 and to $15 per hour beginning July 1, 2021. In each subsequent year, the City is required to raise the wage based on increases in the Consumer Price Index (“CPI”) subject to a cap and other requirements. On July 1, 2022, the rate was adjusted to $15.80 based on the increase in the CPI.

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

The Illinois fiscal year 2023 budget included an increase of hourly rates for in-home care services to $25.66, to be effective January 1, 2023. This increase offsets the $0.40 increase in Chicago minimum wage that occurred on July 1, 2022. In addition, CMS approved a waiver amendment proposal submitted by the Illinois Department of Healthcare and Family Services with regard to its Persons who are Elderly program, further increasing in-home care rates to $26.92, effective March 1, 2023.

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

The IMPACT Act requires HHS, together with the Medicare Payment Advisory Commission, to work toward a unified payment system for post-acute care services provided by home health agencies, inpatient rehabilitation facilities, skilled nursing facilities, and long-term care hospitals. A unified post-acute care payment system would pay post-acute care providers under a single framework according to a patient’s characteristics, rather than based on the post-acute care setting where the patient receives treatment. As required under the statute, CMS and the HHS Office of the Assistant Secretary for Planning and Evaluation issued a report presenting a prototype for a unified post-acute care payment model in July 2022. CMS noted in its report the need for additional analyses and acknowledged that the universal implementation of a unified post-acute care payment system would require congressional action. The Medicare Payment Advisory Commission (“MedPAC”) submitted a report to Congress in June 2023, concluding that designing a unified payment system is feasible, but cautioning that implementation of related policies would be complex. As Congress and other policymakers evaluate next steps, MedPAC suggested that CMS consider smaller-scale site-neutral policies to address some of the overlap in patients treated in different settings.

Hospice

Hospice services provided to Medicare beneficiaries are paid under the Medicare Hospice Prospective Payment System, under which CMS sets a daily rate for each day a patient is enrolled in the hospice benefit. CMS updates these rates each federal fiscal year. Effective October 1, 2023, CMS will increase hospice payment rates by 3.1%. This reflects a 3.3% market basket increase and a negative 0.2 percentage point productivity adjustment. Hospices that do not satisfy quality reporting requirements will be subject to a 4-percentage point reduction to the market basket update.

Overall payments made by Medicare to each hospice provider number are subject to an inpatient cap and an aggregate cap, which is set each federal fiscal year. The inpatient cap limits the number of days of inpatient care to no more than 20% of total patient care days. The aggregate cap, which limits the total Medicare reimbursement that a hospice may receive based on an annual per-beneficiary cap amount and the number of Medicare patients served, was updated to $33,494.01 for federal fiscal year 2024. If a hospice’s Medicare payments exceed its inpatient or aggregate caps, it must repay Medicare the excess amount.

New York Consumer Directed Personal Assistance Program (“CDPAP”)

The CDPAP is a self-directed care alternative program that allows eligible individuals who need help with activities of daily living or skilled nursing services to choose their caregivers. We provide support services as a CDPAP fiscal intermediary.

In April 2022, the New York legislature passed the fiscal year 2023 state budget, which amended the Fiscal Intermediary Request For Offer (“RFO”) process to authorize all fiscal intermediaries that submitted an RFO application and served at least 200 clients in New York City or 50 clients in other counties between January 1, 2020, and March 31, 2020, but that were not initially awarded a contract, to contract with the New York State Department of Health. These fiscal intermediaries are permitted to continue operating in all counties contained in their RFO application, provided they submitted an attestation and supporting information to the New York State Department of Health no later than November 29, 2022. The Company submitted an attestation on November 22, 2022, which allowed the Company to continue its CDPAP fiscal intermediary operations. On June 6, 2023, the New York State Department of Health notified the Company that it had received a contract award. Under this contract, the Company is providing services to all current payors and has resumed new fee-for-service patient admissions through County Social Service Departments in the CDPAP program.

CMS Proposed Rule: “Ensuring Access to Medicaid Services”

In May 2023, CMS published a proposed rule, intended to improve access to services for Medicaid beneficiaries, that includes provisions related to HCBS payments. Specifically, in an effort to address workforce shortages, the proposed rule would (if finalized in its proposed form) require that a minimum of 80% of Medicaid payments in a state for home health aide, personal care services and some similar services be spent on compensation to direct care workers, in addition to related payment transparency requirements. CMS has proposed allowing states four years to implement changes required by a final rule. The ultimate impact of the 80% requirement, if finalized, could be adverse for periods after implementation, but other aspects of the rule could also benefit our business by improving access to services, depending on the policies ultimately set forth in any final rule. The comment period for the proposed rule ended July 1, 2023. The Company filed a comment letter on the proposed rule before this deadline, as did many other organizations, states and stakeholders.

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

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in the states in which we operate. The difference between our federal statutory rate of 21% and our effective income tax rates is principally due to the inclusion of state taxes and non-deductible compensation, partially offset by the use of federal employment tax credits.

Results of Operations — Consolidated

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

The following table sets forth, for the periods indicated, consolidated results of operations.

	For the Three Months Ended June 30,
	2023		2022		Change
		% Of		% Of
		Net Service		Net Service
	Amount	Revenues	Amount	Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Net service revenues	$259,980	100.0%	$236,940	100.0%	$23,040	9.7%
Cost of service revenues	177,662	68.3	161,342	68.1	16,320	10.1
Gross profit	82,318	31.7	75,598	31.9	6,720	8.9
General and administrative expenses	57,397	22.1	55,095	23.3	2,302	4.2
Depreciation and amortization	3,382	1.3	3,609	1.5	(227)	(6.3)
Total operating expenses	60,779	23.4	58,704	24.8	2,075	3.5
Operating income	21,539	8.3	16,894	7.1	4,645	27.5
Interest income	(291)	(0.1)	(108)	—	(183)	169.6
Interest expense	2,331	0.9	1,986	0.8	345	17.4
Total interest expense, net	2,040	0.8	1,878	0.8	162	8.6
Income before income taxes	19,499	7.5	15,016	6.3	4,483	29.9
Income tax expense	4,647	1.8	3,766	1.6	881	23.4
Net income	$14,852	5.7%	$11,250	4.7%	$3,602	32.0%

Net service revenues increased by 9.7% to $260.0 million for the three months ended June 30, 2023 compared to $236.9 million for the three months ended June 30, 2022. Revenue increased by $23.9 million in our personal care segment, decreased by $1.9 million in our hospice segment and increased by $1.0 million in our home health segment during the three months ended June 30, 2023, compared to the same period in 2022. The increase in our personal care segment was mainly due to an increase in revenues per billable hour for the three months ended June 30, 2023.

Gross profit, expressed as a percentage of net service revenues, decreased to 31.7% for the three months ended June 30, 2023, compared to 31.9% for the same period in 2022, due to a decline in revenue and gross profit in the hospice segment combined with an increase in direct payroll and benefits as a percentage of net service revenues of 0.7% for the three months ended June 30 2023.

General and administrative expenses increased to $57.4 million for the three months ended June 30, 2023, as compared to $55.1 million for the three months ended June 30, 2022. The increase in general and administrative expenses was primarily due to an increase in administrative employee wages, bonus, taxes and benefit costs of $2.5 million, offset by a decrease in acquisition-related expense of $0.2 million. General and administrative expenses, expressed as a percentage of net service revenues decreased to 22.1% for the three months ended June 30, 2023, from 23.3% for the three months ended June 30, 2022.

Interest expense increased to $2.3 million for the three months ended June 30, 2023 from $2.0 million for the three months ended June 30, 2022. The increase in interest expense was primarily due to increased interest rates under our credit facility for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

The effective income tax rate was 23.8% and 25.1% for the three months ended June 30, 2023 and 2022, respectively.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

The following table sets forth, for the periods indicated, our consolidated results of operations.

	For the six months ended June 30,
	2023		2022		Change
		% Of		% Of
		Net Service		Net Service
	Amount	Revenues	Amount	Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Net service revenues	$511,579	100.0%	$463,574	100.0%	$48,005	10.4%
Cost of service revenues	350,846	68.6	317,790	68.6	33,056	10.4
Gross profit	160,733	31.4	145,784	31.4	14,949	10.3
General and administrative expenses	113,757	22.2	108,247	23.4	5,510	5.1
Depreciation and amortization	6,829	1.3	7,130	1.5	(301)	(4.2)
Total operating expenses	120,586	23.6	115,377	24.9	5,209	4.5
Operating income	40,147	7.7	30,407	6.5	9,740	32.0
Interest income	(397)	(0.1)	(166)	—	(231)	139.0
Interest expense	4,792	0.9	3,806	0.8	986	25.9
Total interest expense, net	4,395	0.9	3,640	0.8	755	20.7
Income before income taxes	35,752	7.0	26,767	5.8	8,985	33.6
Income tax expense	8,225	1.6	7,047	1.5	1,178	16.7
Net income	$27,527	5.4%	$19,720	4.3%	$7,807	39.6%

Net service revenues increased by 10.4% to $511.6 million for the six months ended June 30, 2023 compared to $463.6 million for the six months ended June 30, 2022. Net service revenue increased by $44.3 million in our personal care segment and by $4.1 million in our home health segment during the six months ended June 30, 2023, compared to the same period in 2022. During the six months ended June 30, 2023, the increase in our personal care segment revenue was primarily due to an increase in revenue per patient day, attributable to the rate increase discussed above, compared to the same period in 2022.

Gross profit, expressed as a percentage of net service revenues, remained at 31.4% for the six months ended June 30, 2023.

General and administrative expenses increased to $113.8 million for the six months ended June 30, 2023 as compared to $108.2 million for the six months ended June 30, 2022. The increase in general and administrative expenses was primarily due to acquisitions and wage increases that resulted in an increase in administrative employee wages, bonus, taxes and benefit costs of $5.5 million. General and administrative expenses, expressed as a percentage of net service revenues decreased to 22.2% for the six months ended June 30, 2023, from 23.4% for the six months ended June 30, 2022.

Interest expense increased to $4.8 for the six months ended June 30, 2023, as compared to $3.8 million for the six months ended June 30, 2022. The increase in interest expense was primarily due to increased interest rates under our credit facility for the six months ended June 30, 2023, compared to the six months ended June 30, 2022.

The effective income tax rate was 23.0% and 26.3% for the six months ended June 30, 2023 and 2022, respectively.

Results of Operations – Segments

The following tables and related analysis summarize our operating results and business metrics by segment:

Personal Care Segment

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2023		2022		Change		2023		2022		Change
	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)						(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$198,314	100.0%	$174,330	100.0%	$23,984	13.8%	$388,346	100.0%	$343,962	100.0%	$44,384	12.9%
Cost of services revenues	143,972	72.6	128,682	73.8	15,290	11.9	282,355	72.7	254,973	74.1	27,382	10.7
Gross profit	54,342	27.4	45,648	26.2	8,694	19.0	105,991	27.3	88,989	25.9	17,002	19.1
General and administrative expenses	16,267	8.2	15,447	8.9	820	5.3	32,202	8.3	30,451	8.9	1,751	5.8
Segment operating income	$38,075	19.2%	$30,201	17.3%	$7,874	26.1%	$73,788	19.0%	$58,538	17.0%	$15,250	26.1%
Business Metrics (Actual Numbers, Except Billable Hours in Thousands)
Locations at period end							157		161
Average billable census * (1)	39,099		37,501		1,598	4.3%	38,707		37,041		1,666	4.5%
Billable hours * (2)	7,681		7,373		308	4.2	15,274		14,474		800	5.5
Average billable hours per census per month * (2)	65.3		65.2		0.1	0.2	65.6		64.8		0.8	1.2
Billable hours per business day * (2)	118,177		113,426		4,751	4.2	117,491		112,198		5,293	4.7
Revenues per billable hour * (2)	$25.57		$23.58		$1.99	8.4%	$25.27		$23.61		$1.66	7.0%
Same store growth revenue % * (3)	12.6%		2.5%				11.7%		1.7%

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
(3)
Same store growth reflects the change in year-over-year revenue for the same store base. We define the same store base to include those stores open for at least 52 full weeks. This measure highlights the performance of existing stores, while excluding the impact of acquisitions, new store openings and closures, and ARPA associated revenue from this calculation.

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

The personal care segment derives a significant amount of its net service revenues from operations in Illinois, which represented 45.7% and 43.8% of our net service revenues for the three months ended June 30, 2023 and 2022, respectively, and accounted for 45.4% and 41.6% of our net service revenues for the six months ended June 30, 2023 and 2022, respectively. One payor, the Illinois Department on Aging, accounted for 21.5% and 20.7% of net service revenues for the three months ended June 30, 2023 and 2022, respectively, and accounted for 21.5% and 20.7% of net service revenues for the six months ended June 30, 2023 and 2022, respectively.

Net service revenues from state, local and other governmental programs accounted for 50.6% and 49.0% of personal care segment net service revenues for the three months ended June 30, 2023 and 2022, respectively. Managed care organizations accounted for 46.0% and 46.2% of personal care segment net service revenues for the three months ended June 30, 2023 and 2022, respectively, with commercial insurance, private pay and other payors accounting for the remainder of personal care segment net service revenues. Net service revenues from state, local and other governmental programs accounted for 50.4% and 49.2% of net service revenues for the six months ended June 30, 2023 and 2022, respectively. Managed care organizations accounted for 46.1% and 45.9% of personal care segment net service revenues for the six months ended June 30, 2023 and 2022, respectively with commercial insurance, private pay and other payors accounting for the remainder of net service revenues.

Personal care segment net service revenues increased by 13.8% and 12.9% for the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022. Net service revenues included a 7.0% and 5.3% increase in revenues per billable hour for the three and six months ended June 30, 2023, respectively, mainly attributed to rate increases discussed above, as compared to the three and six months ended June 30, 2022. The Company experienced an increase in New York net service revenues of $0.4 million and $0.7 million for the three and six months ended June 30, 2023, primarily driven by an increase in participation in the New York CDPAP program as discussed above, compared to 2022.

Gross profit, expressed as a percentage of net service revenues, increased to 27.4% for the three months ended June 30, 2023 from 26.2% for the three months ended June 30, 2022. This increase was primarily due to decreases in direct payroll and benefits as a percentage of net service revenues of 1.1% for the three months ended June 30, 2023. Gross profit expressed as a percentage of net service revenues, increased to 27.3% for the six months ended June 30, 2023 from 25.9% for the six months ended June 30, 2022.This increase was primarily due to a decrease of 0.8% in direct payroll and benefits as a percentage of net service revenues for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.

General and administrative expenses, expressed as a percentage of net service revenues, was 8.2% and 8.9% for the six months ended June 30, 2023 and 2022, respectively.

Hospice Segment

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2023		2022		Change		2023		2022		Change
	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)						(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$50,210	100.0%	$52,074	100.0%	$(1,864)	-3.6%	$99,292	100.0%	$99,801	100.0%	$(509)	-0.5%
Cost of services revenues	26,606	53.0	25,522	49.0	1,084	4.2	53,873	54.3	48,963	49.1	4,910	10.0
Gross profit	23,604	47.0	26,552	51.0	(2,948)	-11.1	45,418	45.7	50,838	50.9	(5,420)	-10.7
General and administrative expenses	12,768	25.4	13,036	25.0	(268)	-2.1	25,783	26.0	24,748	24.8	1,035	4.2
Segment operating income	$10,836	21.6%	$13,516	26.0%	$(2,680)	-19.8%	$19,636	19.8%	$26,090	26.1%	$(6,454)	-24.7%
Business Metrics (Actual Numbers)
Locations at period end							34		33
Admissions * (1)	3,076		3,281		(205)	-6.2%	6,400		6,596		(196)	-3.0%
Average daily census * (2)	3,225		3,333		(108)	-3.2	3,210		3,323		(113)	-3.4
Average discharge length of stay * (3)	94		84		10	12.1	91		84		7	8.4
Patient days * (4)	293,502		303,289		(9,787)	-3.2	581,053		578,777		2,276	0.4
Revenue per patient day * (5)	$174.32		$171.70		$2.62	1.5%	$175.26		$172.43		$2.83	1.6%
Organic growth
- Revenue * (6)	(1.1)%		2.5%				0.5%		3.4%
- Average daily census * (6)	(3.2)%		6.1%				1.4%		6.6%

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

The hospice segment generates net service revenues by providing care to patients with a life expectancy of six months or less, as well as related services for their families. Hospice offers four levels of care, as defined by Medicare, to meet the varying needs of patients and their families. The four levels of hospice include routine home care, continuous home care, general inpatient care and respite care. Our hospice segment principally provides routine home care and continuous home care services, and with the JourneyCare acquisition, expanded into providing general inpatient care services. In our hospice segment, net service revenues from Medicare accounted for 90.7% and 90.5% of total hospice segment net service revenues for the three months ended June 30, 2023 and 2022, respectively, and 90.8% for both the six months ended June 30, 2023 and 2022. Net service revenues from managed care organizations accounted for 3.1% and 3.8% of total hospice segment net service revenues for each the three months ended June 30, 2023 and 2022, respectively, and 3.2% and 3.7% for the six months ended June 30, 2023 and 2022, respectively.

Hospice net service revenues decreased by $1.9 million and $0.5 for the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022, primarily attributed to minimal patient day growth.

Gross profit, expressed as a percentage of net service revenues, was 47.0% and 51.0% for the three months ended June 30, 2023 and 2022, respectively, and 45.7% and 50.9%, for the six months ended June 30, 2023 and 2022, respectively. For the three and six months ended June 30, 2023, the decrease was mainly attributed to increases in direct employee wages, taxes and benefit costs of 2.9% and 3.2% respectively.

The hospice segment’s general and administrative expenses primarily consist of administrative employee wages, taxes and benefit costs, rent, information technology and office expenses. General and administrative expenses, expressed as a percentage of net service revenues was 25.4% and 25.0% for the three months ended June 30, 2023 and 2022, respectively, and 26.0% and 24.8% for the six months ended June 30, 2023 and 2022, respectively. General and administrative expenses as a percentage of net service revenues for the three months ended June 30, 2023 was relatively consistent with the prior period. The increase in general and administrative expenses as a percentage of net service revenues for the six months ended June 30, 2023 was due to a $1.3 million increase in administrative employee wages, taxes and benefit costs.

Home Health Segment

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2023		2022		Change		2023		2022		Change
	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)						(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$11,456	100.0%	$10,536	100.0%	$920	8.7%	$23,941	100.0%	$19,811	100.0%	$4,130	20.8%
Cost of services revenues	7,084	61.8	7,138	67.7	(54)	-0.8	14,618	61.1	13,854	69.9	764	5.5
Gross profit	4,372	38.2	3,398	32.3	974	28.7	9,323	38.9	5,957	30.1	3,366	56.5
General and administrative expenses	2,641	23.1	2,501	23.7	140	5.6	5,521	23.1	4,860	24.5	661	13.6
Segment operating income	$1,731	15.1%	$897	8.5%	$834	93.0%	$3,803	15.9%	$1,097	5.5%	$2,706	246.6%
Business Metrics (Actual Numbers)
Locations at period end							13		12
New admissions * (1)	3,439		3,351		88	2.6%	7,332		6,687		645	9.6%
Recertifications * (2)	1,595		1,409		186	13.2	3,144		2,725		419	15.4
Total volume * (3)	5,034		4,760		274	5.8	10,476		9,412		1,064	11.3
Visits * (4)	68,293		68,452		(159)	-0.2%	146,121		133,665		12,456	9.3%
Organic growth
- Revenue * (5)	(10.9)%		24.6%				0.7%		12.6%
- Admissions * (5)	(17.5)%		25.2%				(10.5)%		13.9%

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

The home health segment generates net service revenues by providing home health services on a short-term, intermittent or episodic basis to individuals, generally to treat an illness or injury. Net service revenues from Medicare accounted for 76.1% and 72.1%, managed care organizations accounted for 19.6% and 21.5% and other accounted for 4.3% and 6.4% of total home health segment net service revenues for the three months ended June 30, 2023 and 2022, respectively. Net service revenues from Medicare accounted for 75.1% and 72.7%, managed care organizations accounted for 20.0% and 21.0% and other accounted for 4.9% and 6.3% of total home health segment net service revenues for the six months ended June 30, 2023 and 2022, respectively. Home health services provided to Medicare beneficiaries are paid under the Medicare Home Health Prospective Payment System, which uses national, standardized 30-day period payment rates for periods of care. CMS uses the PDGM as the case-mix classification model to place periods of care into payment categories, classifying patients based on clinical characteristics. An outlier adjustment may be paid for periods of care in which costs exceed a specific threshold amount.

Home Health net service revenues increased by $0.9 million and $4.1 million for the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022. Total visits increased for the three months and six months ended June 30, 2023, mainly attributed to the acquisition of Apple Home HealthCare on October 1, 2022.

Gross profit, expressed as a percentage of net service revenues, was 38.2% and 32.3% for the three months ended June 30, 2023 and 2022, respectively, and 38.9% and 30.1%, for the six months ended June 30, 2023 and 2022, respectively. For the three and six months ended June 30, 2023, the increase was primarily due to an decrease in direct employee wages, taxes and benefit costs of 13.5 % and 13.7%, respectively.

The home health segment’s general and administrative expenses primarily consist of administrative employee wages, taxes and benefit costs, rent, information technology and office expenses. General and administrative expenses, expressed as a percentage of net service revenues, was 23.1% and 23.7% for the three months ended June 30, 2023 and 2022, respectively, and 23.1% and 24.5% for the six months ended June 30, 2023 and 2022, respectively. The decrease in general and administrative expenses as a percentage of net service revenues was primarily due to acquisitions that resulted in more efficient administrative of employee wages, taxes and benefit costs for the three and six months ended June 30, 2023, respectively.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand and cash from operations and borrowings under our credit facility. At June 30, 2023 and December 31, 2022, we had cash balances of $84.1 million and $80.0 million, respectively. At June 30, 2023, we had a $600.0 million revolving credit facility and a $125.0 million incremental loan facility, which may be for term loans or an increase to the revolving loan commitments. The maturity of this credit facility is July 30, 2026.

During the six months ended June 30, 2023, we used approximately $0.9 million in cash to fund the CareStaff acquisition and repaid $53.5 million under our revolving credit facility. As of June 30, 2023, we had a total of $81.4 million in revolving loans, with an interest rate of 6.95% outstanding on our credit facility and after giving effect to the amount drawn on our credit facility, approximately $8.0 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA (as defined in the Credit Agreement), we had $409.3 million of capacity and $319.9 million available for borrowing under our credit facility. At December 31, 2022, we had a total of $134.9 million revolving credit loans, with an interest rate of 6.13%, outstanding on our credit facility.

Our credit facility requires us to maintain a total net leverage ratio not exceeding 3.75:1.00. At June 30, 2023, we were in compliance with our financial covenants under the Credit Agreement. Although we believe our liquidity position remains strong, we can provide no assurance that we will remain in compliance with the covenants in our Credit Agreement, and in the future, it may prove necessary to seek an amendment with the bank lending group under our credit facility. Additionally, there can be no assurance that we will be able to raise additional funds on terms acceptable to us, if at all.

See Note 7 to the Notes to Condensed Consolidated Financial Statements, Long-Term Debt, for additional details of our long-term debt.

COVID-19 Pandemic

The federal public health emergency declared by HHS as a result of the COVID-19 pandemic expired May 11, 2023, reflecting the evolution of the COVID-19 public health situation from its acute emergency phase. Earlier in the pandemic, federal and state governments passed legislation, promulgated regulations, and took other administrative actions intended to assist healthcare providers in providing care to COVID-19 patients and other patients during the public health emergency. These temporary measures, most of which have been reduced or terminated, included relief from Medicare conditions of participation requirements for healthcare providers, relaxation of licensure requirements for healthcare professionals, relaxation of privacy restrictions for telehealth remote communications, promoting use of telehealth by expanding the scope of services for which Medicare reimbursement is available, and limited waivers of fraud and abuse laws for activities related to COVID-19 during the emergency period.

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

HCBS spending plans for the additional matching funds vary by state, but common initiatives in which the Company is participating include those aimed at strengthening the provider workforce (e.g., efforts to recruit, retain, and train direct service providers). The Company is required to properly and fully document the use of such funds in reports to the state in which the funds originated. Funds may be subject to recoupment if not expended or if they are expended on non-approved uses. During the six months ended June 30, 2023, the Company received state funding provided by the ARPA in an aggregate amount of $1.9 million. The Company recorded revenue of $0.2 million for certain states that met the revenue recognition criteria. The Company deferred the remaining $1.7 million, which was received from states with specific spending plans and reporting requirements. The Company utilized $2.4 million and $4.8 million of these funds during the three and six months ended June 30, 2023, primarily for caregivers and adding support to recruiting and retention efforts, included as a reduction of cost of service revenues in the Company’s Consolidated Statements of Income. As of June 30, 2023, the deferred portion of ARPA funding of $10.0 million is included within Government stimulus advances on the Company’s Unaudited Condensed Consolidated Balance Sheets.

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

In our hospice segment, Medicare sequester relief resulted in an increase in net service revenues of $0.0 million and $0.5 million for the three months ended June 30, 2023 and 2022, respectively, and $0.0 million and $1.4 million for the six months ended June 30, 2023 and 2022, respectively. In our home health segment, Medicare sequester relief resulted in an increase in net service revenues of $0.0 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively and $0.0 and $0.3 million for the six months ended June 30, 2023 and 2022, respectively.

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

See Note 6 to the Notes to Condensed Consolidated Financial Statements, COVID-19 Pandemic, for additional details of the COVID-19 pandemic.

Cash Flows

The following table summarizes changes in our cash flows:

	For the Six Months Ended June 30,
	2023	2022
	(Amounts in Thousands)
Net cash provided by operating activities	$60,413	$62,502
Net cash used in investing activities	(2,711)	(86,028)
Net cash used in financing activities	(53,475)	(24,452)

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Cash flows from operating activities represent the inflow of cash from our payors and the outflow of cash for payroll and payroll taxes, operating expenses, interest and taxes. Net cash provided by operating activities was $60.4 million for the six months ended June 30, 2023, compared to net cash provided by operating activities of $62.5 million for the same period in 2022. The decrease in cash provided by operations was primarily due to the timing of receipts on accounts receivable and the timing of government stimulus funds. The changes in accounts receivable were primarily related to the growth in revenue and a decrease in days sales outstanding (“DSO”) during the six months ended June 30, 2023 compared to 2022, as described below. The related receivables due from the Illinois Department on Aging represented 13.0% and 18.0% of the Company’s net accounts receivable at June 30, 2023 and June 30, 2022, respectively, as discussed below.

Net cash used in investing activities for the six months ended June 30, 2023, primarily consisted of $0.9 million of net cash used for the CareStaff acquisition and $1.8 million for property and equipment purchases, which were primarily related to our ongoing investments in our technology infrastructure. Net cash used in investing activities for the six months ended June 30, 2022, primarily consisted of $84.5 million of net cash used for the JourneyCare acquisition and $1.5 million of cash used for the purchase of property and equipment.

Net cash used in financing activities for the six months ended June 30, 2023, primarily related to a $53.5 million payment on the revolver portion of our credit facility. Net cash used in financing activities for the six months ended June 30, 2022, primarily related to a $60.0 million payment on the revolver portion of our credit facility, partially offset by borrowings of $35.0 million on the revolver portion of our credit facility to fund, in part, the JourneyCare acquisition. For the six months ended June 30, 2023 and 2022, net cash provided by financing activities included cash received from the exercise of stock options of $0.25 million and $0.5 million, respectively.

Outstanding Accounts Receivable

Gross accounts receivable as of June 30, 2023 and December 31, 2022 were approximately $105.7 million and $127.1 million, respectively. Outstanding accounts receivable, net of allowance for credit losses, decreased by $21.3 million as of June 30, 2023 as compared to December 31, 2022. Accounts receivable for the Illinois Department on Aging decreased approximately $9.1 million during the six months ended June 30, 2023. Our collection procedures include review of account aging and direct contact with our payors. We have historically not used collection agencies. An uncollectible amount is written off to the allowance account after reasonable collection efforts have been exhausted.

We calculate our DSO by taking the trade accounts receivable outstanding, net of allowance for credit losses for doubtful accounts, divided by the net service revenues for the last quarter, multiplied by the number of days in that quarter. Our DSOs were 36 days and 45 days at June 30, 2023 and December 31, 2022, respectively. The DSOs for our largest payor, the Illinois Department on Aging, were 22 days and 42 days at June 30, 2023 and December 31, 2022, respectively.

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

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

Recently Issued Accounting Pronouncements

Refer to Note 2 to the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. As of June 30, 2023, we had outstanding borrowings of approximately $81.4 million on our credit facility, all of such borrowings were subject to variable interest rates. If the variable rates on this debt were 100 basis points higher than the rate applicable to the borrowing during the three and six month periods ended June 30, 2023, our net income would have decreased by $0.2 million, or $0.01 per diluted share, and $0.6 million, or $0.04 per diluted share, respectively. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Legal Proceedings

From time to time, we are subject to legal and/or administrative proceedings incidental to our business. It is the opinion of management that the outcome of pending legal and/or administrative proceedings will not have a material effect on our financial position and results of operations.

Further information with respect to this Item may be found in Note 9 to the Condensed Consolidated Financial Statements in Part I, Item 1—“Financial Statements (Unaudited),” which is incorporated herein by reference.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors discussed under the caption “Risk Factors” set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 28, 2023. There have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in our Annual Report on Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Not applicable. Without limiting the generality of the foregoing, during the quarter ended June 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements, as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Date Filing	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation of the Company dated as of October 27, 2009.	10-Q	001-34504	11/20/2009	3.1

3.2	Amended and Restated Bylaws of the Company, as amended by the First Amendment to the Amended and Restated Bylaws.	10-Q	001-34504	05/9/2013	3.2

4.1	Form of Common Stock Certificate.	S-1	333-160634	10/2/2009	4.1

10.1	Addus HomeCare Corporation Amended and Restated 2017 Omnibus Incentive Plan.	8-K	001-34504	06/15/2023	10.1

10.2**

Membership Interests Purchase Agreement, dated June 28, 2023, by and among Addus HealthCare, Inc., HHH Newco Holdings, LLC, American Health Companies, LLC, American Home Care, LLC, Homecare, LLC, Tennessee Valley Home Care, LLC, and Tri-County Home Health and Hospice, LLC.

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

ADDUS HOMECARE CORPORATION

Date: August 1, 2023	By:	/s/ R. DIRK ALLISON

R. Dirk Allison Chairman and Chief Executive Officer (As Principal Executive Officer)

Date: August 1, 2023	By:	/s/ BRIAN POFF

Brian Poff Chief Financial Officer (As Principal Financial Officer)