Form 10-Q
period 2023-09-30
Addus HomeCare Corp
filed 2023-10-31
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 24, 2023, Addus HomeCare Corporation had 16,214,653 shares of Common Stock outstanding.

ADDUS HOMECARE CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2023 and December 31, 2022

(Amounts and Shares in Thousands, Except Per Share Data)

(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets
Cash	$79,750	$79,961
Accounts receivable, net of allowances for credit losses	121,112	125,501
Prepaid expenses and other current assets	10,387	17,345
Total current assets	211,249	222,807
Property and equipment, net of accumulated depreciation and amortization	20,516	21,182
Other assets
Goodwill	662,981	582,837
Intangibles, net of accumulated amortization	93,799	72,188
Operating lease assets, net	47,183	38,980
Total other assets	803,963	694,005
Total assets	$1,035,728	$937,994
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$21,375	$22,092
Accrued payroll	51,774	44,937
Accrued expenses	34,952	27,507
Operating lease liabilities, current portion	11,434	10,801
Government stimulus advances	7,836	12,912
Accrued workers' compensation insurance	12,268	12,897
Total current liabilities	139,639	131,146
Long-term liabilities
Long-term debt, net of debt issuance costs	163,917	131,772
Long-term operating lease liabilities	41,632	35,479
Other long-term liabilities	6,206	6,057
Total long-term liabilities	211,755	173,308
Total liabilities	$351,394	$304,454
Stockholders' equity
Common stock—$.001 par value; 40,000 authorized and 16,214 and 16,128 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	$16	$16
Additional paid-in capital	401,064	393,208
Retained earnings	283,254	240,316
Total stockholders' equity	684,334	633,540
Total liabilities and stockholders' equity	$1,035,728	$937,994

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months Ended September 30, 2023 and 2022

(Amounts and Shares in Thousands, Except Per Share Data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net service revenues	$270,721	$240,495	$782,300	$704,070
Cost of service revenues	183,991	165,310	534,837	483,100
Gross profit	86,730	75,185	247,463	220,970
General and administrative expenses	60,271	54,228	174,028	162,476
Depreciation and amortization	3,620	3,441	10,449	10,571
Total operating expenses	63,891	57,669	184,477	173,047
Operating income	22,839	17,516	62,986	47,923
Interest income	(580)	(83)	(977)	(249)
Interest expense	3,199	2,472	7,991	6,278
Total interest expense, net	2,619	2,389	7,014	6,029
Income before income taxes	20,220	15,127	55,972	41,894
Income tax expense	4,809	3,584	13,034	10,631
Net income	$15,411	$11,543	$42,938	$31,263
Net income per common share
Basic income per share	$0.96	$0.73	$2.69	$1.97
Diluted income per share	$0.95	$0.71	$2.63	$1.94
Weighted average number of common shares and potential common shares outstanding:
Basic	16,012	15,872	15,988	15,846
Diluted	16,286	16,184	16,307	16,146

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Three and Nine Months Ended September 30, 2023

(Amounts and Shares in Thousands)

(Unaudited)

	For the Three Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at July 1, 2023	16,214	$16	$398,492	$267,843	$666,351
Issuance of shares of common stock under restricted stock award agreements	—	—	—	—	—
Forfeiture of shares of common stock under restricted stock award agreements	—	—	—	—	—
Stock-based compensation	—	—	2,572	—	2,572
Shares issued for exercise of stock options	—	—	—	—	—
Net income	—	—	—	15,411	15,411
Balance at September 30, 2023	16,214	$16	$401,064	$283,254	$684,334

	For the Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2023	16,128	$16	$393,208	$240,316	$633,540
Issuance of shares of common stock under restricted stock award agreements	86	—	—	—	—
Forfeiture of shares of common stock under restricted stock award agreements	—	—	—	—	—
Stock-based compensation	—	—	7,831	—	7,831
Shares issued for exercise of stock options	—	—	25	—	25
Net income	—	—	—	42,938	42,938
Balance at September 30, 2023	16,214	$16	$401,064	$283,254	$684,334

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

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2023 and 2022

(Amounts in Thousands)

(Unaudited)

	For the Nine Months
	Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$42,938	$31,263
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	10,449	10,571
Deferred income taxes	246	413
Stock-based compensation	7,831	7,945
Amortization of debt issuance costs under the credit facility	645	645
Provision for credit losses	508	481
Impairment of operating lease assets	8	1,174
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	9,929	18,232
Prepaid expenses and other current assets	6,277	10,568
Government stimulus advances	(5,528)	16,985
Accounts payable	(2,118)	(693)
Accrued payroll	4,464	(10,421)
Accrued expenses and other long-term liabilities	6,549	(6,345)
Net cash provided by operating activities	82,198	80,818
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(109,800)	(84,490)
Purchases of property and equipment	(4,134)	(2,864)
Net cash used in investing activities	(113,934)	(87,354)
Cash flows from financing activities:
Payments on revolver loan — credit facility	(78,500)	(105,000)
Proceeds from borrowings on revolver — credit facility	110,000	47,000
Payments on term loan — credit facility	—	—
Cash received from exercise of stock options	25	1,285
Net cash provided by (used in) financing activities	31,525	(56,715)
Net change in cash	(211)	(63,251)
Cash, at beginning of period	79,961	168,895
Cash, at end of period	$79,750	$105,644
Supplemental disclosures of cash flow information:
Cash paid for interest	$7,364	$5,589
Cash paid for income taxes	10,565	629

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

Computation of Weighted Average Shares

The following table sets forth the computation of basic and diluted common shares:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	(Amounts in thousands)		(Amounts in thousands)
	2023	2022	2023	2022
Weighted average number of shares outstanding for basic per share calculation	16,012	15,872	15,988	15,846
Effect of dilutive potential shares:
Stock options	227	255	239	244
Restricted stock awards	47	57	80	56
Adjusted weighted average shares outstanding for diluted per share calculation	16,286	16,184	16,307	16,146
Anti-dilutive shares:
Stock options	111	111	61	111
Restricted stock awards	1	36	1	3

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, and other transactions subject to meeting certain criteria, that reference the London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. Therefore, it was in effect for a limited time through December 31, 2022. The ASU could be adopted no later than December 1, 2022 with early adoption permitted. As discussed further in Note 8 and pursuant to the Third Amendment to Amended and Restated Credit Agreement dated as of April 26, 2023, the Company amended its credit facility to replace LIBOR with the secured overnight financing rate as administered by the Federal Reserve Bank of New York (“SOFR”) as the benchmark reference rate for loans under its credit facility. The transition to SOFR did not and is not expected to have a material impact on the Company’s results of operations or liquidity.

3. Leases

Amounts reported on the Company’s Unaudited Condensed Consolidated Balance Sheets for operating leases were as follows:

	September 30, 2023	December 31, 2022
	(Amounts in Thousands)
Operating lease assets, net	$47,183	$38,980

Short-term operating lease liabilities	11,434	10,801
Long-term operating lease liabilities	41,632	35,479
Total operating lease liabilities	$53,066	$46,280

Lease Costs

Components of lease costs were reported in general and administrative expenses in the Company’s Unaudited Condensed Consolidated Statements of Income as follows:

	For the Three Months Ended September 30, (Amounts in Thousands)		For the Nine Months Ended September 30, (Amounts in Thousands)
	2023	2022	2023	2022
Operating lease costs	$3,344	$3,251	$9,678	$8,888
Short-term lease costs	249	589	949	2,251
Total lease costs	3,593	3,840	10,627	11,139
Less: sublease income	(704)	(176)	(2,104)	(529)
Total lease costs, net	$2,889	$3,664	$8,523	$10,610

Lease Term and Discount Rate

Weighted average remaining lease terms and discount rates were as follows:

	September 30, 2023	December 31, 2022
Operating leases:
Weighted average remaining lease term (years)	6.39	5.82
Weighted average discount rate	5.36%	3.98%

Maturity of Lease Liabilities

Remaining operating lease payments as of September 30, 2023 were as follows:

Operating Leases
(Amounts in Thousands)
Due in the 12-month period ended September 30,
2024	$3,678
2025	13,434
2026	10,242
2027	7,943
2028	6,057
Thereafter	22,354
Total future minimum rental commitments	63,708
Less: Imputed interest	(10,642)
Total lease liabilities	$53,066

Supplemental cash flows information

	For the Nine Months Ended September 30,
	(Amounts in Thousands)
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,702	$9,752

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$15,903	$13,130

4. Acquisitions

The Company’s acquisitions have been accounted for in accordance with ASC Topic 805, Business Combinations, and the resulting goodwill and other intangible assets were accounted for under ASC Topic 350, Goodwill and Other Intangible Assets. Under business combination accounting, the assets and liabilities are generally recognized at their fair values, with the difference between the consideration transferred, excluding transaction costs, and the fair values of the assets acquired and liabilities assumed recognized as goodwill. The results of each business acquisition are included on the Unaudited Condensed Consolidated Statements of Income from the date of the acquisition.

Management’s assessment of qualitative factors affecting goodwill for each acquisition includes estimates of market share at the date of purchase, ability to grow in the market, synergy with existing Company operations and the payor profile in the markets.

Tennessee Quality Care

On August 1, 2023, we completed the acquisition of American Home Care, LLC, a Tennessee limited liability company (“AHC”), and its subsidiaries, Homecare, LLC, a Tennessee limited liability company (“Homecare”), Tennessee Valley Home Care, LLC (d/b/a Tennessee Quality Care – Home Health), a Tennessee limited liability company (“TQC – Home Health”), and Tri-County Home Health and Hospice, LLC (d/b/a Tennessee Quality Care - Hospice), a Tennessee limited liability company (“TQC – Hospice”, and collectively with AHC, Homecare, and TQC – Home Health “Tennessee Quality Care”). The purchase price was approximately $111.2 million, including the amount of acquired excess cash held by Tennessee Quality Care at the closing of the acquisition (approximately $2.4 million), and is subject to the completion of working capital and related adjustments. The Tennessee Quality Care acquisition was funded with a combination of a $110.0 million draw on the Company’s revolving credit facility and available cash. With the purchase of Tennessee Quality Care, the Company expanded its services within its hospice and home health segments in Tennessee. The related acquisition and integration costs were $0.5 million and $2.1 million for the three and nine months ended September 30, 2023, respectively. These costs were included in general and administrative expenses on the Unaudited Condensed Consolidated Statements of Income and were expensed as incurred.

Based upon management’s valuations, which are preliminary and subject to the completion of working capital and related adjustments, the fair values of the assets and liabilities acquired are as follows:

Total (Amounts in Thousands)
Goodwill	$79,318
Identifiable intangible assets	26,740
Cash	2,368
Accounts receivable	5,593
Property and equipment	307
Operating lease assets, net	194
Other assets	200
Accrued expenses	(1,115)
Accrued payroll	(2,303)
Long-term operating lease liabilities	(73)
Total purchase price	$111,229

Identifiable intangible assets acquired included $7.5 million in a trade name and $19.2 million of indefinite-lived state licenses. The preliminary estimated fair value of identifiable intangible assets was determined with the assistance of a valuation specialist, using Level 3 inputs as defined under ASC Topic 820. The fair value analysis and related valuations reflect the conclusions of management. All estimates, key assumptions, and forecasts were either provided by or reviewed by the Company. The goodwill and intangible assets acquired are deductible for tax purposes.

The Tennessee Quality Care acquisition accounted for $6.9 million of net service revenues and $1.5 million of operating income for each of the three and nine months ended September 30, 2023, respectively.

The following table contains unaudited pro forma condensed consolidated income statement information of the Company for the three and nine months ended September 30, 2023 as if the Tennessee Quality Care acquisition closed on January 1, 2022.

	For the Three Months Ended September 30, (Amounts in Thousands)		For the Nine Months Ended September 30, (Amounts in Thousands)
	2023	2022	2023	2022
Net service revenues	$274,559	$249,262	$808,408	$730,227
Operating income	25,310	18,871	68,951	53,049
Net income	17,512	11,755	46,031	32,695
Net income per common share
Basic income per share	$1.09	$0.74	$2.88	$2.06
Diluted income per share	$1.08	$0.73	$2.82	$2.03

The pro forma disclosures in the table above include adjustments for amortization of intangible assets, tax expense and acquisition costs to reflect results that are more representative of the combined results of the transactions as if the operations of Tennessee Quality Care had been acquired effective January 1, 2022. This pro forma information is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred. In addition, future results may vary significantly from the results reflected in the pro forma information. The unaudited pro forma financial information does not reflect the impact of future events that may occur after the acquisition, such as anticipated cost savings from operating synergies.

5. Goodwill and Intangible Assets

A summary of the goodwill and related adjustments is provided below:

	Hospice	Personal Care	Home Health	Total
	(Amounts in Thousands)
Goodwill as of December 31, 2022	$397,728	$152,688	$32,421	$582,837
Additions for acquisitions	23,114	601	56,204	79,919
Adjustments to previously recorded goodwill			225	225
Goodwill as of September 30, 2023	$420,842	$153,289	$88,850	$662,981

In connection with the acquisition of Coastal Nursecare of Florida, Inc. (“CareStaff”), the Company recognized goodwill in its personal care segment of $0.6 million during the nine months ended September 30, 2023.

In connection with the Tennessee Quality Care acquisition, the Company recognized goodwill in its hospice and home health segments of $23.1 million and $56.2 million during the nine months ended September 30, 2023, respectively.

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

The carrying amount and accumulated amortization of each identifiable intangible asset category consisted of the following as of September 30, 2023:

	Customer and referral relationships	Trade names and trademarks	Non- competition agreements	State Licenses	Total
	(Amounts in Thousands)
Intangible assets with indefinite lives	$—	$—	$—	$46,328	$46,328
Intangible assets subject to amortization:
Gross carrying amount	44,672	59,567	6,785	12,670	123,694
Accumulated amortization	(39,203)	(23,104)	(5,397)	(8,519)	(76,223)
Intangible assets subject to amortization, net	5,469	36,463	1,388	4,151	47,471
Total intangible assets at September 30, 2023	$5,469	$36,463	$1,388	$50,479	$93,799

In connection with the Tennessee Quality Care acquisition, the Company recognized a trade name of $2.1 million and indefinite-lived state licenses of $7.6 million in its hospice segment during the nine months ended September 30, 2023. The Company recognized a trade name of $5.4 million and indefinite-lived state licenses of $11.6 million in its home health segment during the nine months ended September 30, 2023. See Note 4 for additional information regarding the acquisition.

Amortization expense related to the intangible assets was $1.8 million and $5.3 million for the three and nine months ended September 30, 2023, respectively, and $1.8 million and $5.4 million for the three and nine months ended September 30, 2022, respectively. The weighted average remaining useful lives of identifiable intangible assets as of September 30, 2023 was 10.3 years.

6. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consisted of the following:

	September 30, 2023	December 31, 2022
	(Amounts in Thousands)
Prepaid payroll	$—	$7,566
Prepaid workers' compensation and liability insurance	2,549	3,399
Prepaid licensing fees	4,392	3,722
Workers' compensation insurance receivable	587	666
Other	2,859	1,992
Total prepaid expenses and other current assets	$10,387	$17,345

Accrued expenses consisted of the following:

	September 30, 2023	December 31, 2022
	(Amounts in Thousands)

Accrued health benefits	$8,630	$5,152
Payor advances (1)	1,770	4,473
Accrued professional fees	6,015	3,576
Accrued payroll and other taxes	9,169	6,175
Other	9,368	8,131
Total accrued expenses	$34,952	$27,507

(1)
Represents the deferred portion of payments received from payors for COVID-19 reimbursements which will be recognized as we incur specific COVID-19 related expenses (including expenses related to securing and maintaining adequate personnel) or will be returned to the extent such related expenses are not incurred.

7. Government Actions to Mitigate COVID-19’s Impact

The acute phase of the coronavirus (“COVID-19”) global pandemic has faded, but the future course of COVID-19 remains uncertain. We will continue to closely monitor the impact of COVID-19 on all aspects of our business, including the impacts to our employees, patients and suppliers.

In recognition of the significant threat to the liquidity of financial markets posed by the COVID-19 pandemic, the Federal Reserve and Congress took dramatic actions to provide liquidity to businesses and the banking system in the United States, including relief for healthcare providers in the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was expanded by the Paycheck Protection Program and Health Care Enhancement (“PPPHCE”) Act, and the Consolidated Appropriations Act (“CAA”), as well as the American Rescue Plan Act of 2021 (“ARPA”).

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

HCBS spending plans for the additional matching funds vary by state, but common initiatives in which the Company is participating include those aimed at strengthening the provider workforce (e.g., efforts to recruit, retain, and train direct service providers). The Company is required to properly and fully document the use of such funds in reports to the state in which the funds originated. Funds may be subject to recoupment if not expended or if they are expended on non-approved uses. During the nine months ended September 30, 2023, the Company received additional state funding provided by the ARPA in an aggregate amount of $2.0 million. The Company recorded revenue of $0.2 million for certain states that met the revenue recognition criteria. The Company deferred the remaining $1.8 million, which was received from states with specific spending plans and reporting requirements. Of the total state funding received by the Company pursuant to the ARPA through September 30, 2023, the Company utilized $2.1 million and $6.9 million during the three and nine months ended September 30, 2023, respectively, primarily for caregivers and adding support to recruiting and retention efforts, and included as a reduction of cost of service revenues in the Company’s Unaudited Condensed Consolidated Statements of Income. As of September 30, 2023, the deferred portion of ARPA funding of $7.8 million is included within Government stimulus advances on the Company’s Unaudited Condensed Consolidated Balance Sheets.

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

In the hospice segment, Medicare sequester relief resulted in an increase in net service revenues of $1.4 million for the nine months ended September 30, 2022. In the home health segment, Medicare sequester relief resulted in an increase in net service revenues of $0.3 million for the nine months ended September 30, 2022.

8. Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2023	December 31, 2022
	(Amounts in Thousands)
Revolving loan under the credit facility	$166,353	$134,853
Less unamortized issuance costs	(2,436)	(3,081)
Long-term debt	$163,917	$131,772

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

During the nine months ended September 30, 2023, the Company (i) drew $110.0 million under its credit facility to fund, in part, the Tennessee Quality Care acquisition and (ii) repaid $78.5 million under the revolving credit facility. During the nine months ended September 30, 2022, the Company drew $47.0 million under its credit facility to fund, in part, the acquisition of the operations of JourneyCare Inc. (“JourneyCare”) and the acquisition of Apple Home HealthCare, LTD (“Apple Home”).

At September 30, 2023, the Company had a total of $166.4 million of revolving loans, with an interest rate of 7.17%, outstanding on its credit facility. After giving effect to the amount drawn on its credit facility, approximately $8.1 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA (as defined in the Credit Agreement), the Company had $450.0 million of capacity and $275.6 million available for borrowing under its credit facility. As of December 31, 2022, the Company had a total of $134.9 million of revolving loans, with an interest rate of 6.13%, outstanding on its credit facility.

As of September 30, 2023, the Company was in compliance with all financial covenants under the Credit Agreement.

9. Income Taxes

The effective income tax rates were 23.8% and 23.7% for the three months ended September 30, 2023 and 2022, respectively. The effective income tax rates were 23.3% and 25.4% for the nine months ended September 30, 2023 and 2022, respectively. The difference between our federal statutory rate of 21% and our effective income tax rates is principally due to the inclusion of state taxes and non-deductible compensation, partially offset by the use of federal employment tax credits.

10. Commitments and Contingencies

Legal Proceedings

From time to time, the Company is subject to legal and/or administrative proceedings incidental to its business.

On June 2, 2021, the Company received a $6.5 million Request for Repayment from Palmetto, GBA, LLC (“Palmetto”), a Medicare administrative contractor, regarding Ambercare Hospice Inc. (“Ambercare”), our subsidiary that provides hospice services in New Mexico. In 2018, the Office of Audit Services (“OAS”), under the HHS Office of Inspector General, initiated a clinical review of certain hospice claims billed during a timeframe from January 1, 2016 to December 31, 2017. The OAS review concluded that certain payments to Ambercare for hospice services during the review period were made in error. The Company acquired Ambercare in May 2018 and has a contractual right to full indemnification from any potential losses from the OAS review and has been fully reimbursed for the amount of the Request for Repayment through the terms of the Ambercare purchase agreement. The Company disputes the results of the OAS review and related asserted billing errors and is in the process of filing administrative appeals. At this stage, the Company cannot predict the ultimate outcome of the appeal process.

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

	For the Three Months Ended September 30, 2023
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$201,882	$53,121	$15,718	$270,721
Cost of services revenues	145,808	28,155	10,028	183,991
Gross profit	56,074	24,966	5,690	86,730
General and administrative expenses	16,096	13,246	4,131	33,473
Segment operating income	$39,978	$11,720	$1,559	$53,257

	For the Three Months Ended September 30, 2022
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$179,180	$51,359	$9,956	$240,495
Cost of services revenues	131,968	25,695	7,647	165,310
Gross profit	47,212	25,664	2,309	75,185
General and administrative expenses	15,238	12,550	2,410	30,198
Segment operating income	$31,974	$13,114	$(101)	$44,987

	For the Three Months Ended September 30,
	2023	2022
	(Amounts in Thousands)
Segment reconciliation:
Total segment operating income	$53,257	$44,987

Items not allocated at segment level:
Other general and administrative expenses	26,798	24,030
Depreciation and amortization	3,620	3,441
Interest income	(580)	(83)
Interest expense	3,199	2,472
Income before income taxes	$20,220	$15,127

	For the Nine Months Ended September 30, 2023
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$590,227	$152,414	$39,659	$782,300
Cost of services revenues	428,163	82,028	24,646	534,837
Gross profit	162,064	70,386	15,013	247,463
General and administrative expenses	48,299	39,028	9,653	96,980
Segment operating income	$113,765	$31,358	$5,360	$150,483

	For the Nine Months Ended September 30, 2022
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$523,142	$151,160	$29,768	$704,070
Cost of services revenues	386,940	74,659	21,501	483,100
Gross profit	136,202	76,501	8,267	220,970
General and administrative expenses	45,688	37,298	7,270	90,256
Segment operating income	$90,514	$39,203	$997	$130,714

	For the Nine Months Ended September 30,
	2023	2022
	(Amounts in Thousands)
Segment reconciliation:
Total segment operating income	$150,483	$130,714

Items not allocated at segment level:
Other general and administrative expenses	77,048	72,220
Depreciation and amortization	10,449	10,571
Interest income	(977)	(249)
Interest expense	7,991	6,278
Income before income taxes	$55,972	$41,894

12. Significant Payors

The Company’s revenue by payor type was as follows:

Personal Care Segment	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
State, local and other governmental programs	$101,821	50.4%	$88,448	49.4%	$297,541	50.4%	$257,817	49.4%
Managed care organizations	93,583	46.4	83,199	46.4	272,758	46.2	241,164	46.1
Private pay	3,990	2.0	4,521	2.6	12,354	2.1	13,758	2.6
Commercial insurance	1,631	0.8	1,870	1.0	4,937	0.8	5,988	1.1
Other	856	0.4	1,142	0.6	2,637	0.5	4,415	0.8
Total personal care segment net service revenues	$201,882	100.0%	$179,180	100.0%	$590,227	100.0%	$523,142	100.0%

Hospice Segment	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$47,313	89.1%	$46,537	90.6%	$137,432	90.2%	$137,174	90.8%
Commercial insurance	3,640	6.8	2,772	5.4	8,916	5.8	7,742	5.1
Managed care organizations	1,808	3.4	1,815	3.5	5,022	3.3	5,498	3.6
Other	360	0.7	235	0.5	1,044	0.7	746	0.5
Total hospice segment net service revenues	$53,121	100.0%	$51,359	100.0%	$152,414	100.0%	$151,160	100.0%

Home Health Segment	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$11,325	72.1%	$7,320	73.5%	$29,306	73.9%	$21,727	73.0%
Managed care organizations	3,445	21.9	1,998	20.1	8,239	20.8	6,160	20.7
Other	948	6.0	638	6.4	2,114	5.3	1,881	6.3
Total home health segment net service revenues	$15,718	100.0%	$9,956	100.0%	$39,659	100.0%	$29,768	100.0%

The Company derives a significant amount of its revenue from its operations in Illinois, New Mexico and New York. The percentages of segment revenue for each of these significant states were as follows:

Personal Care Segment	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Illinois	$105,206	52.1%	$92,804	51.8%	$306,711	52.0%	$266,284	50.9%
New Mexico	28,347	14.0	26,912	15.0	84,969	14.3	78,825	15.1
New York (1)	22,989	11.4	20,997	11.7	68,910	11.7	63,510	12.1
All other states	45,340	22.5	38,467	21.5	129,637	22.0	114,523	21.9
Total personal care segment net service revenues	$201,882	100.0%	$179,180	100.0%	$590,227	100.0%	$523,142	100.0%

(1)
In 2019, New York initiated a new Request For Offer (“RFO”) process to competitively procure CDPAP fiscal intermediaries. The Company was not selected in the initial RFO process. We submitted a formal protest in response to the selection process, which was filed and accepted in March 2021. The New York fiscal year 2023 state budget, passed in April 2022, amended the Fiscal Intermediary RFO process to authorize all fiscal intermediaries that submitted an RFO application and served at least 200 clients in New York City or 50 clients in other counties between January 1, 2020 and March 31, 2020 to contract with the New York State Department of Health and continue to operate in all counties contained in their application, if the fiscal intermediary submitted an attestation and supporting information to the New York State Department of Health no later than November 29, 2022. The Company submitted an attestation on November 22, 2022, which allowed the Company to continue its CDPAP fiscal intermediary operations. However, the Company decided at that time to suspend materially all of its new fee-for-service patient admissions in the CDPAP program through County Social Service Departments. On June 6, 2023, the New York State Department of Health notified the Company that it had received a contract award. Under this contract, the Company is providing services to all current payors and has resumed new fee-for-service patient admissions through County Social Service Departments in the CDPAP program.

Hospice Segment	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Ohio	$18,916	35.6%	$18,139	35.3%	$55,363	36.3%	$51,714	34.2%
Illinois	12,477	23.5	12,188	23.7	34,750	22.8	35,290	23.3
New Mexico	7,619	14.3	7,789	15.2	23,688	15.5	23,867	15.8
All other states	14,109	26.6	13,243	25.8	38,612	25.4	40,289	26.7
Total hospice segment net service revenues	$53,121	100.0%	$51,359	100.0%	$152,414	100.0%	$151,160	100.0%

Home Health Segment	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
New Mexico	$8,040	51.2%	$8,375	84.1%	$25,277	63.7%	$24,954	83.8%
Illinois	2,909	18.5	1,581	15.9	9,539	24.1	4,814	16.2
Tennessee	4,769	30.3	—	—	4,843	12.2	—	—
Total home health segment net service revenues	$15,718	100.0%	$9,956	100.0%	$39,659	100.0%	$29,768	100.0%

A substantial portion of the Company’s revenue and accounts receivable are derived from services performed for federal, state and local governmental agencies. We derive a significant amount of our net service revenues in Illinois, which represented 44.5% and 44.3% of our net service revenues for the three months ended September 30, 2023, and 2022, respectively, and accounted for 44.9% and 43.5% of our net service revenues for the nine months ended September 30, 2023 and 2022, respectively. The Illinois Department on Aging, the largest payor program for the Company’s Illinois personal care operations, accounted for 20.5% and 21.0% of the Company’s net service revenues for the three months ended September 30, 2023 and 2022, respectively, and accounted for 21.2% and 20.8% of the Company’s net service revenues for the nine months ended September 30, 2023 and 2022, respectively.

The related receivables due from the Illinois Department on Aging represented 20.5% and 18.0% of the Company’s net accounts receivable at September 30, 2023 and December 31, 2022, respectively.

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

Overview

We are a home care services provider operating three segments: personal care, hospice and home health. Our services are principally provided in-home under agreements with federal, state and local government agencies, managed care organizations, commercial insurers and private individuals. Our consumers are predominantly “dual eligible,” meaning they are eligible to receive both Medicare and Medicaid benefits. Managed care revenues accounted for 36.5% and 36.2% of our net service revenues during the three months ended September 30, 2023 and 2022, respectively, and 36.6% and 35.9% of our net service revenues during the nine months ended September 30, 2023 and 2022, respectively.

A summary of certain consolidated financial results is provided in the table below.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net service revenues by segment:	(Amounts in Thousands)		(Amounts in Thousands)
Personal care	$201,882	$179,180	$590,227	$523,142
Hospice	53,121	51,359	152,414	151,160
Home health	15,718	9,956	39,659	29,768
Total net service revenues	$270,721	$240,495	$782,300	$704,070

Net income	$15,411	$11,543	$42,938	$31,263

As of September 30, 2023, we provided our services in 22 states through 220 offices. We served approximately 77,000 and 62,000 discrete individuals, respectively, during the nine months ended September 30, 2023 and 2022. Our personal care segment also includes staffing services, with clients including assisted living facilities, nursing homes and hospice facilities.

Acquisitions

In addition to our organic growth, we have grown through acquisitions that have expanded our presence in current markets, with the goal of having all three levels of in-home care in our markets or facilitating our entry into new markets where in-home care has been moving to managed care organizations.

On February 1, 2022, we completed the acquisition of the operations of JourneyCare. The purchase price was approximately $86.6 million, including the amount of acquired excess cash held by JourneyCare at the closing of the acquisition (approximately $0.4 million). The JourneyCare acquisition was funded with a combination of a $35.0 million draw on the Company’s revolving credit facility and available cash. With the JourneyCare acquisition, the Company expanded its hospice services in Illinois.

On October 1, 2022, we completed the acquisition of Apple Home for $12.7 million, with funding provided by drawing on the Company’s revolving credit facility. With the purchase of Apple Home, the Company expanded clinical services for its home health segment in Illinois.

On January 1, 2023, we completed the acquisition of CareStaff for approximately $1.0 million, with funding provided by available cash. With the purchase of CareStaff, the Company expanded its personal care services in Florida.

On August 1, 2023, we completed the acquisition of Tennessee Quality Care for approximately $111.2 million, with funding primarily provided by drawing on the Company’s revolving credit facility. The purchase price is subject to the completion of working capital and related adjustments. With the purchase of Tennessee Quality Care, the Company expanded its services within its hospice and home health segment in Tennessee.

COVID-19 Pandemic Update

Compared to earlier periods, the number of COVID-19 infections and related hospitalizations has significantly declined. However, given the longer-term uncertainties associated with the COVID-19 pandemic, it is difficult to predict the effect and ultimate impact of the COVID-19 pandemic on the Company.

For the three and nine months ended September 30, 2023, COVID-19 related expenses in our personal care segment were approximately $0.6 million and $1.3 million, respectively. For the three and nine months ended September 30, 2022, COVID-19 related expenses in our personal care segment were approximately $0.9 million and $3.7 million, respectively. COVID-19 related expenses are included in cost of service revenue on the Consolidated Statements of Income. Additionally, we recognized revenue of $1.8 million and $4.3 million attributable to temporary rate increases from certain payors in our personal care segment for the nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023, the Company deferred the recognition of $1.8 million of payments received from payors for COVID-19 reimbursement included within accrued expenses, which will be recognized as we incur specific expenses related to COVID-19, such as expenses related to acquiring additional personal protective equipment (“PPE”) and COVID-19 related paid time off, or will be returned to the extent COVID-19-related expenses are not incurred.

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

Recruiting

The United States economy continues to experience significant inflationary pressures and a competitive labor market, and the U.S. unemployment rate remains at historically low levels. While we have seen recent improvement, the competition for new caregivers, including skilled healthcare staff, and support staff continues to be significant. If we continue to experience a shortage of caregivers, it may hinder our ability to fully meet the continuing demand for both our non-clinical and clinical services. These ongoing staffing challenges resulted in increased labor costs to satisfy our staffing requirements during the three and nine months ended September 30, 2023, compared to 2022 in our non-clinical and clinical operations.

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

Our revenue by payor and significant states by segment were as follows:

Personal Care Segment	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
State, local and other governmental programs	$101,821	50.4%	$88,448	49.4%	$297,541	50.4%	$257,817	49.4%
Managed care organizations	93,583	46.4	83,199	46.4	272,758	46.2	241,164	46.1
Private pay	3,990	2.0	4,521	2.6	12,354	2.1	13,758	2.6
Commercial insurance	1,631	0.8	1,870	1.0	4,937	0.8	5,988	1.1
Other	856	0.4	1,142	0.6	2,637	0.5	4,415	0.8
Total personal care segment net service revenues	$201,882	100.0%	$179,180	100.0%	$590,227	100.0%	$523,142	100.0%
Illinois	$105,206	52.1%	$92,804	51.8%	$306,711	52.0%	$266,284	50.9%
New Mexico	28,347	14.0	26,912	15.0	84,969	14.3	78,825	15.1
New York (1)	22,989	11.4	20,997	11.7	68,910	11.7	63,510	12.1
All other states	45,340	22.5	38,467	21.5	129,637	22.0	114,523	21.9
Total personal care segment net service revenues	$201,882	100.0%	$179,180	100.0%	$590,227	100.0%	$523,142	100.0%

(1)
Prior to June 6, 2023, when the New York State Department of Health notified the Company that it had received a contract award, the Company had suspended materially all of its new patient admissions under the New York CDPAP program. The Company has resumed new patient admissions under the New York CDPAP program as discussed below.

Hospice Segment	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$47,313	89.1%	$46,537	90.6%	$137,432	90.2%	$137,174	90.8%
Commercial insurance	3,640	6.8	2,772	5.4	8,916	5.8	7,742	5.1
Managed care organizations	1,808	3.4	1,815	3.5	5,022	3.3	5,498	3.6
Other	360	0.7	235	0.5	1,044	0.7	746	0.5
Total hospice segment net service revenues	$53,121	100.0%	$51,359	100.0%	$152,414	100.0%	$151,160	100.0%
Ohio	$18,916	35.6%	$18,139	35.3%	$55,363	36.3%	$51,714	34.2%
Illinois	12,477	23.5	12,188	23.7	34,750	22.8	35,290	23.3
New Mexico	7,619	14.3	7,789	15.2	23,688	15.5	23,867	15.8
All other states	14,109	26.6	13,243	25.8	38,612	25.4	40,289	26.7
Total hospice segment net service revenues	$53,121	100.0%	$51,359	100.0%	$152,414	100.0%	$151,160	100.0%

Home Health Segment	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$11,325	72.1%	$7,320	73.5%	$29,306	73.9%	$21,727	73.0%
Managed care organizations	3,445	21.9	1,998	20.1	8,239	20.8	6,160	20.7
Other	948	6.0	638	6.4	2,114	5.3	1,881	6.3
Total home health segment net service revenues	$15,718	100.0%	$9,956	100.0%	$39,659	100.0%	$29,768	100.0%
New Mexico	$8,040	51.2%	$8,375	84.1%	$25,277	63.7%	$24,954	83.8%
Illinois	2,909	18.5	1,581	15.9	9,539	24.1	4,814	16.2
Tennessee	4,769	30.3	—	—	4,843	12.2	—	—
Total home health segment net service revenues	$15,718	100.0%	$9,956	100.0%	$39,659	100.0%	$29,768	100.0%

We derive a significant amount of our net service revenues in Illinois, which represented 44.5% and 44.3% of our net service revenues for the three months ended September 30, 2023 and 2022, respectively, and accounted for 44.9% and 43.5% of our net service revenues for the nine months ended September 30, 2023 and 2022, respectively.

A significant amount of our net service revenues are derived from one payor, the Illinois Department on Aging, the largest payor program for our Illinois personal care operations, which accounted for 20.5% and 21.0% of our net service revenues for the three months ended September 30, 2023 and 2022, respectively, and accounted for 21.2% and 20.8% of the Company’s net service revenues for the nine months ended September 30, 2023 and 2022, respectively.

Changes in Reimbursement Rates

Illinois

On November 26, 2019, the City of Chicago voted to approve additional increases in the Chicago minimum wage to $14 per hour beginning July 1, 2020 and to $15 per hour beginning July 1, 2021. In each subsequent year, the City is required to raise the wage based on increases in the Consumer Price Index (“CPI”) subject to a cap and other requirements. On July 1, 2023, the rate was adjusted to $15.80 based on the increase in the CPI.

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

The Illinois fiscal year 2023 budget included an increase of hourly rates for in-home care services to $25.66, to be effective January 1, 2023. This increase offsets the $0.40 increase in Chicago minimum wage that occurred on July 1, 2022. In addition, CMS approved a waiver amendment proposal submitted by the Illinois Department of Healthcare and Family Services with regard to its Persons who are Elderly program, further increasing in-home care rates to $26.92, effective April 1, 2023.

The Illinois fiscal year 2024 budget includes an increase in hourly rates for in-home care services to $28.07, to take effect January 1, 2024, subject to federal approval. In order to implement this rate increase, the Illinois Department of Healthcare and Family Services submitted a waiver amendment proposal to CMS in August 2023 under its Persons who are Elderly program.

Our business will benefit from the rate increase noted above as planned for 2024, but there is no assurance that there will be additional offsetting rate increases in Illinois for fiscal years beyond fiscal year 2024, and our financial performance will be adversely impacted for any periods in which an additional offsetting reimbursement rate increase is not in effect.

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

In certain states, payment of claims may be impacted by the Review Choice Demonstration for Home Health Services, a program intended to identify and prevent fraud, reduce the number of Medicare appeals and improve provider compliance with Medicare program requirements. The program applies to home health agencies in Illinois, Ohio, North Carolina, Florida and Texas, will expand to Oklahoma effective December 1, 2023, and may expand, in the future, into additional states. Providers in states subject to the Review Choice Demonstration may initially select from the following claims review and approval processes: pre-claim review, post-payment review or a minimal post-payment review with a 25% payment reduction. Home health agencies that maintain high compliance levels will be eligible for additional options that may be less burdensome. We are currently unable to predict what impact, if any, this program may have on our result of operations or financial position.

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

Hospice

Hospice services provided to Medicare beneficiaries are paid under the Medicare Hospice Prospective Payment System, under which CMS sets a daily rate for each day a patient is enrolled in the hospice benefit. CMS updates these rates each federal fiscal year. Effective October 1, 2023, CMS increased hospice payment rates by 3.1%. This reflects a 3.3% market basket increase and a negative 0.2 percentage point productivity adjustment. Hospices that do not satisfy quality reporting requirements will be subject to a 4-percentage point reduction to the market basket update.

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

In April 2022, the New York legislature passed the fiscal year 2023 state budget, which amended the Fiscal Intermediary Request For Offer (“RFO”) process to authorize all fiscal intermediaries that submitted an RFO application and served at least 200 clients in New York City or 50 clients in other counties between January 1, 2020, and March 31, 2020, but that were not initially awarded a contract, to contract with the New York State Department of Health. These fiscal intermediaries were permitted to continue operating in all counties contained in their RFO application, provided they submitted an attestation and supporting information to the New York State Department of Health no later than November 29, 2022. The Company submitted an attestation on November 22, 2022, which allowed the Company to continue its CDPAP fiscal intermediary operations. However, the Company decided at that time to suspend materially all of its new fee-for-service patient admissions through County Social Service Departments in the CDPAP program.On June 6, 2023, the New York State Department of Health notified the Company that it had received a contract award. Under this contract, the Company is providing services to all current payors and has resumed new fee-for-service patient admissions through County Social Service Departments in the CDPAP program.

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

Results of Operations — Consolidated

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

The following table sets forth our unaudited condensed consolidated results of operations.

	For the Three Months Ended September 30,
	2023		2022		Change
		% Of		% Of
		Net Service		Net Service
	Amount	Revenues	Amount	Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Net service revenues	$270,721	100.0%	$240,495	100.0%	$30,226	12.6%
Cost of service revenues	183,991	68.0	165,310	68.7	18,681	11.3
Gross profit	86,730	32.0	75,185	31.3	11,545	15.4
General and administrative expenses	60,271	22.3	54,228	22.5	6,043	11.1
Depreciation and amortization	3,620	1.3	3,441	1.4	179	5.2
Total operating expenses	63,891	23.6	57,669	24.0	6,222	10.8
Operating income	22,839	8.4	17,516	7.3	5,323	30.4
Interest income	(580)	(0.2)	(83)	—	(497)	599.2
Interest expense	3,199	1.2	2,472	1.0	727	29.4
Total interest expense, net	2,619	1.0	2,389	1.0	230	9.6
Income before income taxes	20,220	7.5	15,127	6.3	5,093	33.7
Income tax expense	4,809	1.8	3,584	1.5	1,225	34.2
Net income	$15,411	5.7%	$11,543	4.8%	$3,868	33.5%

Net service revenues increased by 12.6% to $270.7 million for the three months ended September 30, 2023 compared to $240.5 million for the three months ended September 30, 2022. Revenue increased by $22.7 million, $5.8 million and $1.8 million in our personal care, home health and hospice segments, respectively, during the three months ended September 30, 2023, compared to the same period in 2022. The increase in our personal care segment was mainly due to an increase in revenues per billable hour for the three months ended September 30, 2023.

Gross profit, expressed as a percentage of net service revenues, increased to 32.0% for the three months ended September 30, 2023, compared to 31.3% for the same period in 2022 due to growth in our higher margin home health segment, combined with an increase in gross margin in our personal care segment due to an increase in revenues per billable hour.

General and administrative expenses increased to $60.3 million for the three months ended September 30, 2023, as compared to $54.2 million for the three months ended September 30, 2022. The increase in general and administrative expenses was primarily due to acquisitions that resulted in an increase in administrative employee wages, taxes and benefit costs of $4.8 million. General and administrative expenses, expressed as a percentage of net service revenues decreased to 22.3% for the three months ended September 30, 2023, from 22.5% for the three months ended September 30, 2022.

Interest expense increased to $3.2 million for the three months ended September 30, 2022 from $2.5 million for the three months ended September 30, 2022. The increase in interest expense was primarily due to higher average outstanding borrowings due to additional borrowings used to fund acquisitions and increased interest rates under our credit facility for the three months ended September 30, 2023, compared to the three months ended September 30, 2022.

The effective income tax rate was 23.8% and 23.7% for the three months ended September 30, 2023 and 2022, respectively.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

The following table sets forth, for the periods indicated, our consolidated results of operations.

	For the Nine Months Ended September 30,
	2023		2022		Change
		% Of		% Of
		Net Service		Net Service
	Amount	Revenues	Amount	Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Net service revenues	$782,300	100.0%	$704,070	100.0%	$78,230	11.1%
Cost of service revenues	534,837	68.4	483,100	68.6	51,737	10.7
Gross profit	247,463	31.6	220,970	31.4	26,493	12.0
General and administrative expenses	174,028	22.2	162,476	23.1	11,552	7.1
Depreciation and amortization	10,449	1.3	10,571	1.5	(122)	(1.1)
Total operating expenses	184,477	23.6	173,047	24.6	11,430	6.6
Operating income	62,986	8.0	47,923	6.7	15,063	31.4
Interest income	(977)	(0.1)	(249)	—	(728)	292.4
Interest expense	7,991	1.0	6,278	0.9	1,713	27.3
Total interest expense, net	7,014	0.9	6,029	0.9	985	16.3
Income before income taxes	55,972	7.2	41,894	6.0	14,078	33.6
Income tax expense	13,034	1.7	10,631	1.5	2,403	22.6
Net income	$42,938	5.5%	$31,263	4.4%	$11,675	37.3%

Net service revenues increased by 11.1% to $782.3 million for the nine months ended September 30, 2023 compared to $704.1 million for the nine months ended September 30, 2022. Net service revenue increased by $67.1 million in our personal care segment, by $1.3 million in our hospice segment and by $9.9 million in our home health segment during the nine months ended September 30, 2023, compared to the same period in 2022. During the nine months ended September 30, 2023, the increase in our home health segment revenue was primarily due to an increase in revenue per patient day, attributable to the acquisitions of the operations of Apple Home on October 1, 2022 and Tennessee Quality Care on August 1, 2023, compared to the same period in 2022. Net service revenue increased by $67.1 million in our personal care segment due to an increase in revenues per billable hour for the nine months ended September 30, 2023 compared to 2022.

Gross profit, expressed as a percentage of net service revenues, slightly increased to 31.6% for the nine months ended September 30, 2023, compared to 31.4% for the same period in 2022.

General and administrative expenses increased to $174.0 million for the nine months ended September 30, 2023 as compared to $162.5 million for the nine months ended September 30, 2022. The increase in general and administrative expenses was primarily due to acquisitions and wage increases that resulted in an increase in administrative employee wages, taxes and benefit costs of $9.0 million. General and administrative expenses, expressed as a percentage of net service revenues increased to 22.2% for the nine months ended September 30, 2023, from 23.1% for the nine months ended September 30, 2022.

Interest expense increased to $8.0 million for the nine months ended September 30, 2023, as compared to $6.3 million for the nine months ended September 30, 2022. The increase in interest expense was primarily due to higher average outstanding borrowings and increased interest rates under our credit facility for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.

The effective income tax rate was 23.3% and 25.4% for the nine months ended September 30, 2023 and 2022, respectively.

Results of Operations – Segments

The following tables and related analysis summarize our operating results and business metrics by segment:

Personal Care Segment

	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2023		2022		Change		2023		2022		Change
	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)						(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$201,882	100.0%	$179,180	100.0%	$22,702	12.7%	$590,227	100.0%	$523,142	100.0%	$67,085	12.8%
Cost of services revenues	145,808	72.2	131,968	73.7	13,840	10.5	428,163	72.5	386,940	74.0	41,223	10.7
Gross profit	56,074	27.8	47,212	26.3	8,862	18.8	162,064	27.5	136,202	26.0	25,862	19.0
General and administrative expenses	16,096	8.0	15,238	8.5	858	5.6	48,299	8.2	45,688	8.7	2,611	5.7
Segment operating income	$39,978	19.8%	$31,974	17.8%	$8,004	25.0%	$113,765	19.3%	$90,514	17.3%	$23,251	25.7%
Business Metrics (Actual Numbers, Except Billable Hours in Thousands)
Locations at period end							156		161
Average billable census * (1)	38,590		37,677		913	2.4%	38,668		37,253		1,415	3.8%
Billable hours * (2)	7,690		7,473		217	2.9	22,964		21,947		1,017	4.6
Average billable hours per census per month * (2)	66.3		65.9		0.4	0.6	65.8		65.2		0.6	0.9
Billable hours per business day * (2)	118,314		113,229		5,085	4.5	117,765		112,547		5,218	4.6
Revenues per billable hour * (2)	$26.18		$23.92		$2.26	9.4%	$25.58		$23.71		$1.87	7.9%
Same store growth revenue % * (3)	13.9%		7.0%				12.5%		3.5%

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

The personal care segment derives a significant amount of its net service revenues from operations in Illinois, which represented 44.5% and 44.3% of our net service revenues for the three months ended September 30, 2023 and 2022, respectively, and accounted for 44.9% and 43.5% of our net service revenues for the nine months ended September 30, 2023 and 2022, respectively. One payor, the Illinois Department on Aging, accounted for 20.5% and 21.0% of net service revenues for the three months ended September 30, 2023 and 2022, respectively, and accounted for 21.2% and 20.8% of net service revenues for the nine months ended September 30, 2023 and 2022, respectively.

Net service revenues from state, local and other governmental programs accounted for 50.4% and 49.4% of personal care segment net service revenues for the three months ended September 30, 2023 and 2022, respectively. Managed care organizations accounted for 46.4% and 46.4% of personal care segment net service revenues for the three months ended September 30, 2023 and 2022, respectively, with commercial insurance, private pay and other payors accounting for the remainder of personal care segment net service revenues. Net service revenues from state, local and other governmental programs accounted for 50.4% and 49.4% of net service revenues for the nine months ended September 30, 2023 and 2022, respectively. Managed care organizations accounted for 46.2% and 46.1% of personal care segment net service revenues for the nine months ended September 30, 2023 and 2022, respectively with commercial insurance, private pay and other payors accounting for the remainder of net service revenues.

Personal care segment net service revenues increased by 12.7% and 12.8% for the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022. Net service revenues included a 9.4% and 7.8% increase in revenues per billable hour for the three and nine months ended September 30, 2023, respectively, mainly attributed to rate increases discussed above, as compared to the three and nine months ended September 30, 2022. Gross profit, expressed as a percentage of net service revenues, increased to 27.8% for the three months ended September 30, 2023 from 26.3% for the three months ended September 30, 2022 . This increase was primarily due to decreases in direct payroll and benefits as a percentage of net service revenues of 1.3% for the three months ended September 30, 2023. Gross profit expressed as a percentage of net service revenues, increased to 27.5% for the nine months ended September 30, 2023 from 26.0% for the nine months ended September 30, 2022.This increase was primarily due to a decrease of 1.4% in direct payroll as a percentage of net service revenues for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

The personal care segment’s general and administrative expenses primarily consist of administrative employee wages, taxes and benefit costs, rent, information technology and office expenses.The personal care segment’s general and administrative expenses, expressed as a percentage of net service revenues, was 8.0% and 8.5% for the three months ended September 30, 2023 and 2022, respectively, and 8.2% and 8.7% for the nine months ended September 30, 2023 and 2022, respectively.

Hospice Segment

	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2023		2022		Change		2023		2022		Change
	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)						(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$53,121	100.0%	$51,359	100.0%	$1,762	3.4%	$152,414	100.0%	$151,160	100.0%	$1,254	0.8%
Cost of services revenues	28,155	53.0	25,695	50.0	2,460	9.6	82,028	53.8	74,659	49.4	7,369	9.9
Gross profit	24,966	47.0	25,664	50.0	(698)	-2.7	70,386	46.2	76,501	50.6	(6,115)	-8.0
General and administrative expenses	13,246	24.9	12,550	24.4	696	5.5	39,028	25.6	37,298	24.7	1,730	4.6
Segment operating income	$11,720	22.1%	$13,114	25.5%	$(1,394)	-10.6%	$31,357	20.6%	$39,203	25.9%	$(7,846)	-20.0%
Business Metrics (Actual Numbers)
Locations at period end							40		33
Admissions * (1)	3,176		3,182		(6)	-0.2%	9,576		9,778		(202)	-2.1%
Average daily census * (2)	3,453		3,280		173	5.3	3,426		3,304		122	3.7
Average discharge length of stay * (3)	97		93		4	4.3	93		87		6	6.9
Patient days * (4)	311,454		301,797		9,657	3.2	892,507		880,574		11,933	1.4
Revenue per patient day * (5)	$175.19		$170.18		$5.01	2.9%	$175.23		$171.66		$3.57	2.1%
Organic growth
- Revenue * (6)	3.1%		0.1%				1.5%		1.6%
- Average daily census * (6)	5.3%		2.2%				0.8%		5.0%

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

The hospice segment generates net service revenues by providing care to patients with a life expectancy of six months or less, as well as related services for their families. Hospice offers four levels of care, as defined by Medicare, to meet the varying needs of patients and their families. The four levels of hospice include routine home care, continuous home care, general inpatient care and respite care. Our hospice segment principally provides routine home care and continuous home care services, and with the JourneyCare acquisition, expanded into providing general inpatient care services. In our hospice segment, net service revenues from Medicare accounted for 89.1% and 90.6% of total hospice segment net service revenues for the three months ended September 30, 2023 and 2022, respectively, and 90.2% and 90.8% for the nine months ended September 30, 2023 and 2022, respectively. Net service revenues from managed care organizations accounted for 3.4% and 3.5% of total hospice segment net service revenues for the three months ended September 30, 2023 and 2022, respectively, and 3.3% and 3.6% for the nine months ended September 30, 2023 and 2022, respectively.

Hospice net service revenues increased by $1.8 million and $1.3 million for the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022, primarily attributed to the acquisitions of Tennessee Quality Care on August 1, 2023 and Apple Home on October 1, 2022.

Gross profit, expressed as a percentage of net service revenues, was 47.0% and 50.0% for the three months ended September 30, 2023 and 2022, respectively, and 46.2% and 50.6%, for the nine months ended September 30, 2023 and 2022, respectively. For the three months ended September 30, 2023, the decrease was mainly attributed to increases in direct employee wages, taxes and benefit costs of $0.7 million. For the nine months ended September 30, 2023, the decrease was mainly attributed to the increase in direct employee wages, taxes and benefit costs of $6.0 million.

The hospice segment’s general and administrative expenses primarily consist of administrative employee wages, taxes and benefit costs, rent, information technology and office expenses. General and administrative expenses, expressed as a percentage of net service revenues was 24.9% and 24.4% for the three months ended September 30, 2023 and 2022, respectively, and 25.6% and 24.7% for the nine months ended September 30, 2023 and 2022, respectively. The increase in general and administrative expenses as a percentage of net service revenues for the three and nine months ended September 30, 2023 was mainly attributed to increases in administrative employee wages, taxes and benefit costs.

Home Health Segment

	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2023		2022		Change		2023		2022		Change
	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)						(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$15,718	100.0%	$9,956	100.0%	$5,762	57.9%	$39,659	100.0%	$29,768	100.0%	$9,891	33.2%
Cost of services revenues	10,028	63.8	7,647	76.8	2,381	31.1	24,646	62.1	21,501	72.2	3,145	14.6
Gross profit	5,690	36.2	2,309	23.2	3,381	146.4	15,013	37.9	8,267	27.8	6,746	81.6
General and administrative expenses	4,131	26.3	2,410	24.2	1,721	71.4	9,653	24.3	7,270	24.4	2,383	32.8
Segment operating income	$1,559	9.9%	$(101)	(1.0)%	$1,660	-1,643.3%	$5,360	13.5%	$997	3.3%	$4,363	437.7%
Business Metrics (Actual Numbers)
Locations at period end							24		12
New admissions * (1)	4,265		3,684		581	15.8%	11,597		10,371		1,226	11.8%
Recertifications * (2)	2,672		1,482		1,190	80.3	5,816		4,207		1,609	38.2
Total volume * (3)	6,937		5,166		1,771	34.3	17,413		14,578		2,835	19.4
Visits * (4)	94,637		71,670		22,967	32.0%	240,758		205,335		35,423	17.3%
Organic growth
- Revenue * (5)	(8.8)%		0.2%				(2.5)%		(1.2)%
- Admissions * (5)	(18.9)%		18.6%				(13.5)%		15.7%

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

The home health segment generates net service revenues by providing home health services on a short-term, intermittent or episodic basis to individuals, generally to treat an illness or injury. Net service revenues from Medicare accounted for 72.1% and 73.5%,of total home health segment net service revenues, managed care organizations accounted for 21.9% and 20.1%, and other accounted for 6.0% and 6.4% for the three months ended September 30, 2023 and 2022, respectively. Net service revenues from Medicare accounted for 73.9% and 73.0% of total home health segment net service revenues, managed care organizations accounted for 20.8% and 20.7%, and other accounted for 5.3% and 6.3%, for the nine months ended September 30, 2023 and 2022, respectively. Home health services provided to Medicare beneficiaries are paid under the Medicare Home Health Prospective Payment System, which uses national, standardized 30-day period payment rates for periods of care. CMS uses the PDGM as the case-mix classification model to place periods of care into payment categories, classifying patients based on clinical characteristics. An outlier adjustment may be paid for periods of care in which costs exceed a specific threshold amount.

Home Health net service revenues increased by $5.8 million and $9.9 million for the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022, and total visits increased for the three months and nine months ended September 30, 2023, mainly attributed to the acquisition of Tennessee Quality Care on August 1, 2023 and Apple Home on October 1, 2022, partially offset by a same store decline.

Gross profit, expressed as a percentage of net service revenues, was 36.2% and 23.2% for the three months ended September 30, 2023 and 2022, respectively, and 37.9% and 27.8% for the nine months ended September 30, 2023 and 2022, respectively. For the three and nine months ended September 30, 2023, the increase was primarily due to an increase in net service revenues compared to the three and nine months ended September 30, 2022.

The home health segment’s general and administrative expenses primarily consist of administrative employee wages, taxes and benefit costs, rent, information technology and office expenses. General and administrative expenses, expressed as a percentage of net service revenues was 26.3% and 24.2% for the three months ended September 30, 2023 and 2022, respectively, and 24.3% and 24.4% for the nine months ended September 30, 2023 and 2022, respectively. The increase in general and administrative expenses as a percentage of net service revenues was primarily due to acquisitions that resulted in a $1.3 million increase in administrative employee wages, taxes and benefit costs for the three and nine months ended September 30, 2023.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand and cash from operations and borrowings under our credit facility. At September 30, 2023 and December 31, 2022, we had cash balances of $79.8 million and $80.0 million, respectively. At September 30, 2022, we had a $600.0 million revolving credit facility and a $125.0 million incremental loan facility, which may be for term loans or an increase to the revolving loan commitments. The maturity of this credit facility is July 30, 2026.

During the nine months ended September 30, 2023, we (i) drew $110.0 million under our revolving credit facility to fund, in part, the purchase price paid in connection with the Tennessee Quality Care acquisition as described above, and (ii) repaid $78.5 million under our revolving credit facility. As of September 30, 2023, we had a total of $166.4 million in revolving loans, with an interest rate of 5.11% outstanding on its credit facility and after giving effect to the amount drawn on our credit facility, approximately $8.1 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA (as defined in the Credit Agreement), we had $450.0 million of capacity and $275.6 million available for borrowing under our credit facility. At December 31, 2022, we had a total of $134.9 million revolving credit loans, with an interest rate of 6.13%, outstanding on our credit facility.

Our credit facility requires us to maintain a total net leverage ratio not exceeding 3.75:1.00. At September 30, 2023, we were in compliance with our financial covenants under the Credit Agreement. Although we believe our liquidity position remains strong, we can provide no assurance that we will remain in compliance with the covenants in our Credit Agreement, and in the future, it may prove necessary to seek an amendment with the bank lending group under our credit facility. Additionally, there can be no assurance that we will be able to raise additional funds on terms acceptable to us, if at all.

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

HCBS spending plans for the additional matching funds vary by state, but common initiatives in which the Company is participating include those aimed at strengthening the provider workforce (e.g., efforts to recruit, retain, and train direct service providers). The Company is required to properly and fully document the use of such funds in reports to the state in which the funds originated. Funds may be subject to recoupment if not expended or if they are expended on non-approved uses. During the nine months ended September 30, 2023, the Company received state funding provided by the ARPA in an aggregate amount of $2.0 million. The Company recorded revenue of $0.2 million for certain states that met the revenue recognition criteria. The Company deferred the remaining $1.8 million, which was received from states with specific spending plans and reporting requirements. Of the total state funding received by the Company pursuant to the ARPA through September 30, 2023, the Company utilized $2.1 million and $6.9 million of these funds during the three and nine months ended September 30, 2023, primarily for caregivers and adding support to recruiting and retention efforts, and included as a reduction of cost of service revenues in the Company’s Consolidated Statements of Income. As of September 30, 2023, the deferred portion of ARPA funding of $7.8 million is included within Government stimulus advances on the Company’s Unaudited Condensed Consolidated Balance Sheets.

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

In our hospice segment, Medicare sequester relief resulted in an increase in net service revenues of $1.4 million for the nine months ended September 30, 2022. In the home health segment, Medicare sequester relief resulted in an increase in net service revenues of $0.3 million for the nine months ended September 30, 2022.

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

See Note 7 to the Notes to Condensed Consolidated Financial Statements, COVID-19 Pandemic, for additional details of the COVID-19 pandemic.

Cash Flows

The following table summarizes changes in our cash flows:

	For the Nine Months Ended September 30,
	2023	2022
	(Amounts in Thousands)
Net cash provided by operating activities	$82,198	$80,818
Net cash used in investing activities	(113,934)	(87,354)
Net cash provided by (used in) financing activities	31,525	(56,715)

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Cash flows from operating activities represent the inflow of cash from our payors and the outflow of cash for payroll and payroll taxes, operating expenses, interest and taxes. Net cash provided by operating activities was $82.2 million for the nine months ended September 30, 2023, compared to net cash provided by operating activities of $80.8 million for the same period in 2022. The increase in cash provided by operations was primarily due to the timing of receipts on accounts receivable and the timing of government stimulus funds. The changes in accounts receivable were primarily related to the growth in revenue during the nine months ended September 30, 2023 compared to 2022, as described below. The related receivables due from the Illinois Department on Aging represented 20.5% and 18.0% of the Company’s net accounts receivable at September 30, 2023 and December 31, 2022, respectively, as discussed below.

Net cash used in investing activities for the nine months ended September 30, 2023 primarily consisted of $112.2 million of net cash used for the Tennessee Quality Care acquisition. For the nine months ended September 30, 2023 and 2022, property and equipment purchases, primarily related to our ongoing investments in our technology infrastructure, were $1.7 million and $2.9 million, respectively.

Net cash provided by financing activities for the nine months ended September 30, 2023 primarily related to borrowings of $110.0 million on the revolver portion of our credit facility to fund, in part, the Tennessee Quality Care acquisition, partially offset by a $78.5 million payment on the revolver portion of our credit facility.

Outstanding Accounts Receivable

Gross accounts receivable as of September 30, 2023 and December 31, 2022 were approximately $123.0 million and $127.1 million, respectively. Outstanding accounts receivable, net of allowance for credit losses, decreased by $4.4 million as of September 30, 2023 as compared to December 31, 2022. Accounts receivable for the Illinois Department on Aging increased approximately $2.7 million during the nine months ended September 30, 2023. Our collection procedures include review of account aging and direct contact with our payors. We have historically not used collection agencies. An uncollectible amount is written off to the allowance account after reasonable collection efforts have been exhausted.

We calculate our DSO by taking the trade accounts receivable outstanding, net of allowance for credit losses for doubtful accounts, divided by the net service revenues for the last quarter, multiplied by the number of days in that quarter. Our DSOs were 42 days and 45 days at September 30, 2023 and December 31, 2022, respectively. The DSOs for our largest payor, the Illinois Department on Aging, were 42 days and 43 days at September 30, 2023 and December 31, 2022, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. As of September 30, 2023, we had outstanding borrowings of approximately $166.4 million on our credit facility, all of such borrowings were subject to variable interest rates. If the variable rates on this debt were 100 basis points higher than the rate applicable to the borrowing during the three and nine month periods ended September 30, 2023, our net income would have decreased by $0.3 million, or $0.02 per diluted share, and $0.7 million, or $0.05 per diluted share, respectively. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Legal Proceedings

From time to time, we are subject to legal and/or administrative proceedings incidental to our business. It is the opinion of management that the outcome of pending legal and/or administrative proceedings will not have a material effect on our financial position and results of operations.

Further information with respect to this Item may be found in Note 10 to the Condensed Consolidated Financial Statements in Part I, Item 1—“Financial Statements (Unaudited),” which is incorporated herein by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Not applicable. Without limiting the generality of the foregoing, during the quarter ended September 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, as such terms are defined in Item 408(a) of Regulation S-K.

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

ADDUS HOMECARE CORPORATION

Date: October 31, 2023	By:	/s/ R. DIRK ALLISON

R. Dirk Allison Chairman and Chief Executive Officer (As Principal Executive Officer)

Date: October 31, 2023	By:	/s/ BRIAN POFF

Brian Poff Chief Financial Officer (As Principal Financial Officer)