Form 10-K
period 2023-12-31
Addus HomeCare Corp
filed 2024-02-27
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the last sale price on The Nasdaq Global Market on June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1,473,419,000.

As of February 16, 2024, there were 16,227,251 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2024 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2023 fiscal year) are incorporated by reference into Part III of this Annual Report on Form 10-K.

Auditor Firm PCAOB Id:	238	Auditor Name:	PricewaterhouseCoopers LLP	Auditor Location:	Dallas, Texas

SPECIAL CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

When included in this Annual Report on Form 10-K, or in other documents that we file with the Securities and Exchange Commission (“SEC”) or in statements made by or on behalf of the Company, words like “believes,” “belief,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “would,” “should,” and similar expressions are intended to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to:

•
The impact of macroeconomic conditions, including significant global inflation and elevated interest rates, legislative developments, trade disruptions and the potential adverse effects of current geopolitical conditions;
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
•
changes in, or our failure to comply with, existing federal and state laws or regulations, or our failure to comply with new government laws or regulations on a timely basis;
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
•
the potential impact of security breaches, cyber-attacks, loss of data, or cybersecurity threats or incidents, and any actual or perceived failures to comply with legal requirements related to the privacy of confidential consumer data and other sensitive information;
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
•
changes in tax rates; and
•
various other matters, many of which are beyond our control.

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

Unless otherwise provided, “Addus,” “we,” “us,” “our,” and the “Company” refer to Addus HomeCare Corporation and our consolidated subsidiaries and “Holdings” refers to Addus HomeCare Corporation. When we refer to 2023, 2022 and 2021, we mean the twelve-month period then ended December 31, unless otherwise provided.

A copy of this Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC, including all exhibits, is available on our internet website at http://www.addus.com on the “Investors” page link. Information contained on, or accessible through, our website is not a part of, and is not incorporated by reference into, this Annual Report on Form 10-K.

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

As of December 31, 2023, we provided services in 22 states through approximately 219 offices. For the year ended December 31, 2023, we served approximately 91,000 discrete consumers.

We continue to drive organic growth while also growing through acquisitions, focusing on growth in the states in which we have a presence while adding clinical care services to our offerings. As of December 31, 2023, we provide all three levels of care, personal care, home health and hospice services, in Ohio, Tennessee, Illinois and New Mexico and strategically continue to pursue other markets.

A summary of our financial results is provided in the table below.

	For the Years Ended December 31,
	2023	2022
	(Amounts in Thousands)
Personal care	$794,718	$706,507
Hospice	207,155	201,772
Home health	56,778	42,841
Total net service revenue by segment	$1,058,651	$951,120

Net income	$62,516	$46,025
Total assets	1,024,426	937,994

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

Because our model serves an aging population in a home setting at a lower cost, we believe that we have favorable opportunities for growth. The personal care, hospice and home health service industries have developed in a fragmented manner, with many small participants and a few larger participants that have a significant market share across multiple regions or states. The historic lack of licensure or certification requirements in some states makes it difficult to estimate the number of home-based services agencies, although these requirements and other barriers to entry are now increasing. We expect ongoing consolidation within our industry, driven by the desire of healthcare systems and managed care organizations to narrow their networks of service providers, and also by the industry’s increasingly complex regulatory, operating and technology requirements. We believe we are well positioned to capitalize on these trends, given our reputation in the market, strong payor relationships and integration of technology into our business model.

The personal care services industry is subject to increasing regulation. At the federal level, efforts have focused on improved coordination of regulation across the various types of Medicaid programs through which personal care services are offered. For example, federal standards require states to mandate that providers use an electronic visit verification (“EVV”) system to collect certain data from Medicaid-funded home visits. States have flexibility in the model they use to implement the mandate, which means EVV systems, vendors and contracting processes can vary significantly by state. States increasingly require providers to register with regulatory authorities or obtain licenses. Providers must dedicate substantial resources to ensure continuing compliance with all applicable laws and regulations, and significant expenditures may be necessary to offer new services or to expand into new markets. We believe licensing and other operational requirements and regulations, the increasing focus on improving health outcomes, the rising cost and complexity of operations and technology and pressure on reimbursement rates may discourage new providers and may encourage industry consolidation.

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

Our Growth Strategy

The growth of our revenues is closely correlated with the number of consumers to whom we provide our services. Our continued growth depends on our ability to provide consistent high-quality care, maintain our existing payor relationships, establish relationships with new payors, increase our referral sources and attract and retain caregivers. Our continued growth is also dependent upon the authorization by state agencies of new consumers to receive our services. We believe there are several market opportunities for growth as the population ages. Moreover, individuals generally prefer to receive care in their homes, and we believe the COVID-19 pandemic heightened this preference due to health concerns that may be associated with institutional settings for long-term care, along with concerns about the re-imposition of visitor restrictions that were imposed in many long-term care facilities in response to the pandemic. Finally, we believe the provision of home-based services is more cost-effective than the provision of similar services in institutional settings for long-term care. We plan to continue our revenue growth and enhance our competitive positioning by executing on the following growth strategies:

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

Market to Managed Care Organizations

As a large-scale provider of home-based care, we are partnering with managed care organizations, taking advantage of an industry shift from traditional fee-for-service Medicare and Medicaid and toward managed care models which aim to better coordinate care, among other goals. We expect this shift to lead to narrower provider networks where we can be competitive by offering a larger, more experienced partner to these organizations, as well as by providing more sophisticated technology, electronic visit records and an outcomes-driven approach to service. We believe our coordinated care model and integration of services into the broader healthcare industry are particularly attractive to managed care organizations. In particular, our expansion from primarily personal care services into hospice and home health has increased our value to our managed care partners by diversifying our home-based care offerings.

Grow Through Acquisitions

In addition to our organic growth, we have been growing through acquisitions that have expanded our presence in current markets or facilitated our entry into new markets. We completed two acquisitions in 2023: Coastal Nursecare of Florida, Inc. (“CareStaff”) on January 1, 2023 and American Home Care, LLC, a Tennessee limited liability company (“AHC”), and its subsidiaries, Homecare, LLC, a Tennessee limited liability company (“Homecare”), Tennessee Valley Home Care, LLC (d/b/a Tennessee Quality Care – Home Health), a Tennessee limited liability company (“TQC – Home Health”), and Tri-County Home Health and Hospice, LLC (d/b/a Tennessee Quality Care - Hospice), a Tennessee limited liability company (“TQC – Hospice”, and collectively with AHC, Homecare and TQC – Home Health, “Tennessee Quality Care”) on August 1, 2023. Acquisitions completed in 2023 accounted for $18.8 million in net service revenues for the year ended December 31, 2023. We also completed two acquisitions in 2022: JourneyCare Inc. (“JourneyCare”) on February 1, 2022 and Apple Home Healthcare, LTD (“Apple Home”) on October 1, 2022.

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

Most of our services are provided pursuant to agreements with state and local governmental social and aging service agencies. These agreements generally have an initial term of one to two years and may be terminated with 60 days' notice. They are typically renewed for one to five-year terms, provided that we have complied with licensing, certification and program standards, and other regulatory requirements. Reimbursement rates and methods vary by state and service type, but are typically based on an hourly or unit-of-service basis. Managed care organizations are becoming an increasing portion of our personal care segment payor mix as states shift from administering fee-for-service programs to utilizing managed care models. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” for our revenue mix by payor type.

Competition

We believe our industry is highly competitive, fragmented and market specific. Each local market has its own competitive profile and no single competitor has significant market share across all of our markets. Our competition consists of personal care service providers, home health providers, hospice providers, private caregivers, publicly held companies, privately held companies, privately held single-site agencies, hospital-based agencies, not-for-profit organizations, community-based organizations, managed care organizations and self-directed care programs. In addition, payors, including governmental agencies, contract with other providers for services we offer. We have experienced, and expect to continue to experience, competition from new entrants into our markets. Increased competition may result in pricing pressures, loss of or failure to gain market share or loss of consumers or payors, any of which could harm our business. In addition, some of our competitors and/or competitive care models may have greater financial, technical, political and marketing resources, as well as name recognition with consumers and payors.

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

Medicare

Medicare is a federal program that provides certain medical insurance benefits to persons aged 65 or older and other qualified persons. Each of our hospice and home care agencies must comply with the extensive conditions of participation in the Medicare program in order to continue receiving Medicare reimbursement.

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

Home Health

CMS reimburses home health agencies under a prospective payment system, paying a national, standardized 30-day period payment rate if a period of care meets a threshold of home health visits. The daily home health payment rate is adjusted for case-mix and area wage levels. CMS uses the Patient-Driven Groupings Model (“PDGM”) as the case-mix classification model to place periods of care into payment categories, classifying patients based on clinical characteristics. An outlier adjustment may be paid for periods of care in which costs exceed a specific threshold amount. CMS updates home health payment rates annually using a market basket index. Home health agencies that do not submit required quality data are subject to a 2 percentage point reduction to the market basket update. CMS began implementing a nationwide expansion of the Home Health Value-Based Purchasing (“HHVBP”) Model in 2022. Under the HHVBP Model, home health agencies receive increases or reductions to their Medicare fee-for-service payments of up to 5% based on performance against specific quality measures relative to the performance of other home health providers. Data collected in each performance year impacts Medicare payments two years later. Calendar year 2023 was the first performance year under the expanded HHVBP Model, which will affect payments in calendar year 2025.

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

Illinois Department on Aging

A significant amount of our net service revenues from our personal care segment are derived from once specific payor client, the Illinois Department on Aging, which accounted for 20.9% and 20.7% of our net service revenues for 2023 and 2022, respectively. The Illinois Department on Aging coordinates programs and community-based services intended to improve quality of life and preserve the independence of older individuals. The Illinois Department on Aging is funded by Medicaid, Illinois’s Commitment to Human Services Fund, and general revenue funds of the state of Illinois, and also receives funding available under the federal Older Americans Act (“OAA”). The Department on Aging’s Community Care Program (“CCP”) provides adult day services, emergency home response, automated medication dispenser services, and in-home services, which consist of personal care services, to individuals who are age 60 and over and meet other eligibility requirements. Some of these services are provided through Medicaid waivers granted by CMS.

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

Veterans Health Administration

The Veterans Health Administration operates the nation’s largest integrated healthcare system, with more than 1,300 healthcare facilities, and provides healthcare benefits, including personal care, hospice and home health services, to eligible military veterans. The Veterans Health Administration provides funding to regional and local offices and facilities that support the in-home care needs of eligible aged and disabled veterans. Services are funded by local Veterans Medical Centers and the aid and attendance pension, which reimburses veterans for their otherwise unreimbursed health and long-term care expenses. We currently have relationships and agreements with the Veterans Health Administration to provide personal care services in several states, principally in New Mexico, Illinois and California.

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

Human Capital Management

The following is a breakdown of our part- and full-time employees, including the employees in our corporate support center, as of December 31, 2023:

	Full-time	Part-time	Total
Caregivers and agency staff	5,528	28,776	34,304
Corporate support centers	531	11	542
	6,059	28,787	34,846

At Addus, our people are crucial to our mission. Our Addus CARES commitment to human capital excellence inspires a culture that attracts, retains, and engages our employees to serve our important mission, and it is fundamental to our corporate philosophy.

Workforce Composition:

Our workforce is a dynamic and diverse assembly of talent. At the core of our operations is a dedicated team of 5,528 full-time caregivers, clinical staff, and administrative employees. Complementing their efforts are 28,776 part-time caregivers and administrative employees. We offer flexibility in the form of adaptable work options, which may not be as readily available in other industries. In our most recent annual employee engagement survey, our workforce scored work-life balance at an 80% satisfaction rating.

Two corporate support centers house a total of 542 administrative and professional employees.

Approximately 17,859 or 51.3% of our total employees are represented by labor unions. We maintain strong working relationships with these labor unions. We have numerous collective bargaining agreements with local affiliates of the Service Employees International Union (“SEIU”), which are renegotiated from time to time.

People Development and Experience:

We believe in a strong workplace culture focused on people development. We have named this initiative “Addus CARES”, which represents our commitment to creating a culture that attracts, retains, and engages people to serve our important mission.We aspire to create a workplace that values and listens to its employees, provides ample opportunities for their skills development, and effectively recognizes their achievements. By leveraging our People Development and Experience Department, we aspire to create a workplace that values and listens to its employees, provides ample opportunities for their skills development, and effectively recognizes their achievements throughout the employee life cycle.

Addus prioritizes a robust listening strategy that allows for regular opportunities for feedback throughout an employee’s tenure. People experience surveys serve as a foundation of this strategy. In the most recent such survey, company management received an 82% satisfaction rating among all employee respondents, and 80% of our caregiver respondents indicated they would recommend Addus as a great place to work.

Our dedication to workforce experience is also reflected in the breadth of our training programs and our ongoing commitment to employee development. Addus has recently introduced new innovative initiatives such as our Ignite and Emerge employee development programs. Ignite equips new leaders with the necessary skills, tools, and resources to lead within our organizational culture and values. Emerge cultivates future leaders, strengthening our future with a diverse internal leadership pipeline for potential future promotions. Additionally, Addus deploys ongoing learning opportunities throughout the employee life cycle via the Addus Learning Academy and clinical learning management systems. The Addus Learning Academy allows employees to access online resources needed to build and enhance the important skills related to their respective roles at Addus and to provide beneficial soft-skills training for personal growth. With recent investments in new learning management platforms and additional investments in existing platforms, Addus’ clinical learning management systems provide a growing catalog of continuing learning opportunities for patient-facing employees to improve their clinical skills and promote consistent, quality care.

We believe it is important to acknowledge our employees and managers who are carrying our mission and values forward every day, and we are committed to fostering employee engagement through effective recognition programs and communications. The Addus Elite employee recognition program consists of three levels of employee recognition: real-time peer-to-peer, quarterly company-wide, and annual Addus Elite Hall of Fame. All three components are designed to recognize and celebrate the work our employees do daily. Additionally, we have focused our organizational communication tools to disseminate vital company information more efficiently and effectively through the Addus Resource Center, AddusConnect, and Addus Ink. The Addus Resource Center is a company information portal for on-demand company information. AddusConnect is a biweekly e-newsletter that succinctly features important company updates, information, and resources. Addus Ink is a semi-annual publication that highlights local stories and news from around the country that celebrate our mission and values.

Employee Welfare

As part of our commitment to providing high quality care and service to our clients and patients, while also promoting the health and well-being of our employees, Addus takes a multifaceted approach to employee wellness and safety.

Through strategically designed benefit offerings, Addus provides access to healthcare coverage that balances the medical needs of our workforce with affordability for our diverse employment populations. In addition, the company aims to assist in the financial well-being of our workforce through company benefits such as early wage access programs, an employee discount marketplace, and educational resources for employees on financial well-being. Addus offers a non-profit employee disaster relief fund program, Addus ACTS, that provides emergency financial grants for employees in need.

In addition, Addus maintains a structured workplace safety program throughout the employee life cycle that provides job-relevant education, training, and skills focused on both the prevention of workplace injuries and improving awareness of mitigation efforts, should risks materialize on the job. Through these comprehensive safety efforts, the Addus safety program enhances our ability to provide consistent and quality client care and service.

Talent Acquisition

Talent acquisition is a strategic imperative of the company, and our Addus CARES culture is committed to attracting, retaining, and engaging talent. Our commitment to talent acquisition is evident in both our internal mobility efforts and our external recruitment. Internally, the company provides a tuition reimbursement program designed to encourage the continued educational pursuit of academic degrees that prepare employees for their next logical internal career progression, or that improve their ability to perform their current role. Clinical ladder initiatives focus on clinical certification advancement of existing employees. External recruitment has been bolstered by new investments in job search efforts, programmatic job advertising, and new recruitment technologies, most recently with the introduction of a new mobile-optimized Applicant Tracking System. Recruitment strategies, including company-wide hiring events, local partnerships with colleges and nursing schools, sponsored clinical rotations, and student scholarships have better positioned the company to attract top talent.

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

In order to comply with federal and state laws and regulations around EVV use, we utilize several different vendors and have built interfaces between the EVV vendor and the patient accounting system utilized in the respective branch location. Our caregivers use a mix of Interactive Voice Response (“IVR”) and mobile applications for EVV. In addition, we use these technologies to record basic information about each visit, record start and end times for a scheduled shift, track mileage reimbursement, send text messages to the caregivers and communicate basic payroll information.

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

Government Regulation

Overview

Our business is subject to extensive federal, state and local regulation. Changes in the laws and regulations, or new interpretations of existing laws and regulations, may have a material impact on the scope of services offered (including the definition of permissible activities), the relative cost of doing business, and the methods and amounts of payment for care by both governmental and other payors. In addition, differences among state laws may impede our ability to expand into certain markets. If we fail to comply with applicable laws and regulations, we could suffer administrative civil or criminal penalties, including substantial fines, the loss of our licenses to operate and our ability to participate in federal or state programs. In addition, the healthcare industry has experienced, and is expected to continue to experience, extensive and dynamic change. It is difficult to predict the effect of these changes on budgetary allocations for our services. See further discussion at “Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Liquidity and Capital Resources.”

Medicare and Medicaid Participation

To participate in and qualify for reimbursement under Medicare, our home health agencies and hospices must comply with extensive conditions of participation. Likewise, to participate in Medicaid programs, our personal care services, hospices and home health agencies are subject to various requirements imposed by federal and state authorities. If we were to violate the applicable federal and state regulations governing Medicare or Medicaid participation, we could be excluded from participation in federal and state healthcare programs and be subject to substantial administrative, civil and criminal penalties.

Healthcare Reform

The healthcare industry is subject to changing political, regulatory, and economic influences at the federal and state level, along with scientific and technological initiatives and innovations that may affect our business. In recent years, the healthcare industry has undergone significant changes, many of which have been aimed at reducing costs and government spending and increasing access to health insurance. The most prominent of these efforts, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), affects how healthcare services are covered, delivered and reimbursed. The ACA increased health insurance coverage through a combination of public program expansion, private sector health insurance requirements and other reforms. However, the law has been, and continues to be, subject to legislative and regulatory changes and court challenges.

States continue to explore payment and delivery reform initiatives, including quality of care incentives. Some states use or have applied to use Medicaid waivers granted by CMS to implement the ACA’s Medicaid expansion provisions, impose different eligibility or enrollment restrictions, or otherwise implement programs that vary from federal standards. Some of these program changes may reduce the number of current and/or future Medicaid enrollees in certain states. For example, Georgia imposes work and community engagement requirements under a Medicaid demonstration program for new enrollees that launched in mid-2023 with the permission of a federal court, while the current presidential administration and several courts have rejected similar initiatives in other states, making it difficult to predict the nature and success of potential changes. In addition, enrollment in managed Medicaid plans has increased in recent years, as state governments seek to control the cost of Medicaid programs. Managed Medicaid programs enable states to contract with one or more entities for patient enrollment, care management and claims adjudication. The states usually do not relinquish program responsibilities for financing, eligibility criteria and core benefit plan design.

The CMS Innovation Center tests innovative payment and service delivery systems to reduce Medicare and Medicaid program expenditures while maintaining or enhancing quality. For example, the CMS Innovation Center has supported testing of new models of care for “dual eligibles,” funding of home health providers that offer chronic care management services, and establishment of pilot programs that bundle acute care hospital services with physician services and post-acute care services, which may include home health services for certain patients. In addition, the Improving Medicare Post-Acute Care Transformation Act of 2014 (the “IMPACT Act”) required HHS, in conjunction with the Medicare Payment Advisory Commission, to consider and propose a unified post-acute care payment model for post-acute care services. Currently, home health agencies, skilled nursing facilities, inpatient rehabilitation facilities, and long-term care hospitals are reimbursed under four distinct Medicare payment systems. In contrast, a unified post-acute care payment model would pay these post-acute care providers under a single framework according to a patient’s characteristics, rather than the post-acute care setting where the patient receives treatment. As required by the IMPACT Act, CMS and the HHS Office of the Assistant Secretary for Planning and Evaluation issued a report in July 2022 that presented an initial prototype, and MedPAC issued a report in June 2023 evaluating a prototype design. Although both CMS and MedPAC determined that designing a unified prospective payment system for post-acute care providers is feasible, MedPAC concluded that implementation would require significant policy changes and considerable agency resources and noted that CMS may consider smaller-scale site-neutral policies to address some of the overlap in patients treated in different settings. Other recent reform initiatives and proposals at the federal and state levels include those focused on price transparency, which may impact prices and the relationships between providers, patients, and payors. For example, among other consumer protections, the No Surprises Act imposes various requirements on providers and health plans intended to prevent “surprise” medical bills. It requires providers to send an insured patient’s health plan a good faith estimate of expected charges, including billing and diagnostic codes, prior to when the patient is scheduled to receive the item or service. HHS is deferring enforcement of the good faith estimate requirement for insured patients until it issues additional regulations. The No Surprises Act also generally requires providers to provide a good faith estimate of expected charges to uninsured or self-pay individuals in advance of the scheduled services or upon request. HHS is delaying enforcement with regard to good faith estimates that do not include expected charges for co-providers or co-facilities until the agency issues additional regulations. A number of states have adopted their own healthcare price transparency requirements. In addition, trends toward transparency and value-based pricing may impact our competitive position and patient volumes. For example, the CMS Care Compare website makes publicly available certain data on home health agency and hospice performance on quality measures and patient satisfaction. Further, Medicare reimbursement is tied to reporting of quality measures.

In May 2023, CMS published a proposed rule, intended to improve access to services for Medicaid beneficiaries, that includes provisions related to HCBS payments. Specifically, in an effort to address workforce shortages, the proposed rule would (if finalized in its proposed form) require that a minimum of 80% of Medicaid payments in a state for home health aide, personal care services and some similar services be spent on compensation to direct care workers, in addition to related payment transparency requirements. CMS has proposed allowing states four years to implement changes required by a final rule. The ultimate impact of the 80% requirement, if finalized as proposed, could be adverse for periods after implementation, but other aspects of the rule could also benefit our business by improving access to services, depending on the policies ultimately set forth in any final rule. The comment period for the proposed rule ended July 1, 2023. The Company filed a comment letter on the proposed rule before this deadline, as did many other organizations, states and stakeholders. On January 26, 2024, CMS sent a final rule to the Office of Management and Budget (OMB) for review and clearance. The contents of the final rule are unknown at this time, and the final rule may be significantly different than the proposed rule. OMB review is the last step in the process prior to release of the regulation in the Federal Register. The final rule’s timetable on the OMB website projects a release by April 2024.

There is uncertainty regarding the potential impact of health reform efforts at the federal and state levels. For example, some members of Congress have proposed measures that would expand government-sponsored coverage, including single-payor models. Some states have implemented or are considering measures such as individual health insurance mandates and public health insurance options. Other industry participants, such as private payors and large employer groups and their affiliates, may also introduce financial or delivery system reforms. Health reform initiatives and proposals from the government or the private sector may impact prices, our relationships with patients, payors or ancillary providers, and our competitive position, among other effects.

Permits, Licensure and Certificate of Need

Our hospice, home health and personal care services are authorized and/or licensed in accordance with various state and county requirements, which also address a variety of operational issues including standards for the provision of medical or care services, clinical records, personnel, infection control and care plans. Additionally, healthcare professionals at our agencies are required to be individually licensed or certified under state law. Although our personal care service caregivers are generally not subject to licensure requirements, certain states require them to complete pre- and post-employment training programs, background checks, and, in certain instances, maintain state certification. We believe we are currently licensed appropriately as required by the laws of the states in which we operate in all material respects, but additional licensing requirements may be imposed upon us in existing markets or markets that we enter in the future.

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

Fraud and Abuse Laws

The laws and regulations governing our operations, including the terms of participation in Medicare, Medicaid and other government programs, impose certain requirements and limitations on our operations, business arrangements and our interactions with providers and consumers. These laws include, but are not limited to, the federal Anti-Kickback Statute, the federal Stark Law, the federal False Claims Act (“FCA”), the federal Civil Monetary Penalties Law, other federal and state fraud and abuse, insurance fraud, and fee-splitting laws, which may extend to services reimbursable by any payor, including private insurers.

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
•
State anti-kickback and self-referral provisions, false claims laws, insurance fraud laws, and fee-splitting laws. The scope and interpretation of these state laws vary, and in some cases apply to items or services reimbursed by any payor, including patients and commercial insurers. For instance, the Illinois Insurance Claims Fraud Prevention Act penalizes the knowing offer or payment of remuneration to induce a person to procure client or patients under a contract of insurance, including commercial insurance plans.

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

Other federal and state laws and regulations that apply to the collection, use, retention, protection, security, disclosure, transfer and other processing of personal data, such as the California Consumer Protection Act, which was recently significantly modified by the California Privacy Rights Act, may also impose additional or inconsistent obligations and/or result in additional penalties. Virginia and certain other states have also passed comprehensive privacy legislation, and several privacy bills have been proposed both at the federal and state level that may result in additional legal requirements that impact our business. The potential effects of these laws are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in order to comply. Healthcare providers and industry participants are also subject to a growing number of requirements intended to promote the interoperability and exchange of patient health information, including prohibitions on information blocking. For example, certain healthcare providers and other entities are subject to information blocking restrictions pursuant to the 21st Century Cures Act that prohibit practices that are likely to interfere with the access, exchange or use of electronic health information, except as required by law or specified by HHS as a reasonable and necessary activity. Violations may result in penalties or other negative financial impacts.

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

In addition, we could be affected by climate change to the extent that climate change results in severe weather conditions or other disruptions impacting the communities in which we conduct operations or adversely impacts general economic conditions, including in communities in which we conduct operations. Moreover, legal requirements regulating greenhouse gas emissions or otherwise associated with the transition to a lower carbon economy may increase in the future, which could increase our costs associated with compliance and otherwise disrupt and adversely affect our operations. At the current time, our compliance with environmental legal requirements, including legal requirements relating to climate change, do not have a material effect on our capital expenditures, financial results or operations, and we did not incur material capital expenditures for environmental matters during the year ended December 31, 2023. However, it is possible that future environmental-related developments may impact us, including as a result of climate change and/or new legal requirements associated with the transition to a lower carbon economy, in a manner that we are currently unable to predict.

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

Our business plan calls for significant growth in business over the next several years through the expansion of our services in existing markets and the potential establishment of a presence in new markets. This growth has placed and continues to place significant demands on our management team, systems, internal controls and financial and professional resources. In addition, we will need to further develop our financial controls and reporting systems to accommodate our growth. This could require us to incur expenses for hiring additional qualified personnel, retaining professionals to assist in developing the appropriate control systems and expanding our information technology infrastructure. Our inability to effectively manage growth could have a material adverse effect on our financial results.

Previously completed or future acquisitions, or growth initiatives, may be unsuccessful and could expose us to unforeseen liabilities.

Our growth strategy includes potential geographical expansion into new markets and the addition of new services in existing markets through the acquisition of local service providers. These acquisitions involve significant risks and uncertainties, including difficulties assimilating acquired personnel and other corporate cultures into our business, the potential loss of key employees or consumers of acquired providers, regulatory risks, the assumption of liabilities, exposure to unforeseen liabilities of acquired providers, and the diversion of the management team’s attention. In addition, our due diligence review of acquired businesses may not successfully identify all potential issues. Further, following completion of an acquisition, we may not be able to maintain the growth rate, levels of revenue, earnings or operating efficiency that we and the acquired business have achieved or might achieve separately. The failure to effectively integrate future acquisitions could have a material adverse impact on our operations.

We have grown our business opportunistically through de novo offices and we may in the future selectively open new offices in existing and new states. De novo offices involve risks, including those relating to licensing, accreditation, and payor program enrollment, hiring new personnel, establishing relationships with referral sources and delays or difficulty in installing our operating and information systems. We may not be successful in generating sufficient business activity to sustain the operating costs of such de novo operations.

We may be unable to pursue acquisitions or expand into new geographic regions without obtaining additional capital or consent from our lenders.

At December 31, 2023 and 2022, we had cash balances of $64.8 million and $80.0 million, respectively, and $126.4 million and $134.9 million, respectively, of outstanding debt on our credit facility. After giving effect to the amount drawn on our credit facility, approximately $8.0 million and $8.2 million of outstanding letters of credit at December 31, 2023 and 2022, respectively, and borrowing limits based on an advanced multiple of Adjusted EBITDA (as defined in the Credit Agreement), we had $335.6 million and $237.2 million available for borrowing under our credit facility as of December 31, 2023 and 2022, respectively. Since our credit facility provides for borrowings based on a multiple of an Adjusted EBITDA ratio, any declines in our Adjusted EBITDA would result in a decrease in our available borrowings under our credit facility.

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

Economic conditions in the United States continue to be challenging in various respects, and the United States economy continues to experience significant inflationary pressures, elevated interest rates, challenging labor market conditions, potential adverse effects associated with current geopolitical conditions. Taking into account these factors, we have incurred, and may continue to incur, increased competition for new caregivers and skilled healthcare staff, which will continue to impact our ability to attract and retain new employees. Further, the inflationary conditions have resulted in, and may continue to result in, increased operating costs, particularly as the result of increased wages we have paid and may continue to pay our caregivers and other personnel and our ability to attract and retain personnel. Our ability to realize rate increases from government programs and private payors, which represent most of our revenue, might be limited despite inflation. Higher interest rates also raise our financing costs. These factors had an unfavorable impact on our financial results during the year ended December 31, 2023, and may have an unfavorable impact on our financial results in future periods which could be material.

Moreover, we anticipate that the federal deficit, the growing magnitude of Medicare and Medicaid expenditures and the aging of the U.S. population will continue to place pressure on government healthcare programs, and it is possible that future deficit reduction legislation will mandate additional Medicare spending reductions. In addition, if economic conditions in the United States significantly deteriorate, any such developments could materially and adversely affect our results of operations, financial position, and/or our cash flows, even if interest rates fall. For example, states could face significant fiscal challenges and revise their revenue forecasts and adjust their budgets, and sales tax collections and income tax receipts could be depressed. Negative macroeconomic conditions could also disrupt financial markets and capital markets and the businesses of financial institutions, potentially causing a slowdown in the decision-making of these institutions. This may affect the timing on which we may obtain any additional funding and there can be no assurance that we will be able to raise additional funds on terms acceptable to us, if at all.

Timing differences in reimbursement may cause liquidity problems.

We fund operations primarily through the collection of accounts receivable, but there is a delay between the time that we provide services and the time that we receive reimbursement or payment for these services. These delays may result from such factors as changes by payors to data submission requirements, requests by fiscal intermediaries for additional data or documentation, other Medicare or Medicaid issues, or information system problems. Further, many of the states in which we operate are operating with budget deficits for the 2023 fiscal year and fiscal year 2024 state budgets could be impacted to the extent economic conditions in the United States are challenging in 2024. Various states may in the future delay reimbursement, which would adversely affect our liquidity. In addition, from time to time, procedural issues require us to resubmit claims before payment is remitted, which contributes to our aged receivables. Additionally, we may experience unanticipated delays in receiving reimbursement from state programs due to changes in their policies or billing or audit procedures. Delays in receiving reimbursement or payments from Medicare, Medicaid and other payors may adversely impact our working capital. As a result, working capital management, including prompt and diligent billing and collection, is an important factor in our results of operations and liquidity. Our working capital management procedures may not successfully negate this risk.

We face routine and periodic surveys, audits and investigations by governmental agencies and private payors, which could have adverse findings that may negatively impact our business.

We are and have been subject to routine and periodic surveys, audits and investigations by various governmental agencies. In addition to surveys to determine compliance with the conditions of participation, CMS has engaged a number of contractors (including Medicare Administrative Contractors (“MACs”), RACs and UPICs) to conduct audits and investigations to evaluate billing practices and identify overpayments. In addition, individual states have similar integrity programs, including Medicaid RAC Programs. In certain states, payment of home health claims may be impacted by the Review Choice Demonstration for Home Health Services, a program intended to identify and prevent fraud, reduce the number of Medicare appeals, and improve provider compliance with Medicare program requirements. The program is currently limited to home health agencies in in certain states, including Illinois, Ohio, Oklahoma, North Carolina, Florida and Texas. Providers in these states may initially select from the following claims review and approval processes: pre-claim review, post-payment review, or a minimal post-payment review with a 25% payment reduction. Home health agencies that maintain high compliance levels will be eligible for additional, less burdensome options.

Private third-party payors may also conduct audits and investigations, and we also perform internal audits and monitoring.

These audits and investigations can result and have resulted in recoupments by Medicare, state programs and other payors of amounts previously paid to us if we fail to comply with applicable laws or program requirements. Depending on the nature of the conduct found in such audits and investigations and whether the underlying conduct could be considered systemic, the resolution of these audits and investigations could have a material, adverse effect on our financial position, results of operations and liquidity.

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

For the years ended December 31, 2023 and 2022, we derived approximately 20.9% and 20.7%, respectively, of our revenue from the Illinois Department on Aging programs. State government officials have in the past attempted, and in the future may attempt, to reduce government spending by proposing changes aimed at reducing expenditures by this department. The nature and extent of any proposed future cost reduction initiatives is unknown. If future reforms impact the eligibility of consumers for services, the number of hours authorized or otherwise restrict services provided to existing consumers, our service revenues, results of operations, financial position and growth may be adversely affected.

Failure to renew a significant payor agreement or group of related payor agreements may materially impact our revenue.

Each of our agreements is generally in effect for a specific term, but they are also generally terminable with 60 days' notice. Our ability to renew or retain our agreements depends on our quality of service and reputation, as well as other factors over which we have little or no control, such as state appropriations and changes in provider eligibility requirements. Additionally, failure to satisfy any of the numerous technical renewal requirements in connection with our proposals for agreements could result in a proposal being rejected even if it contains favorable pricing terms. Failure to obtain, renew or retain agreements with major payors may negatively impact our results of operations and revenue. We can give no assurance these agreements will be renewed on commercially reasonable terms or at all.

Negative publicity or changes in public perception of our services may adversely affect our ability to receive referrals, obtain new agreements and renew existing agreements.

Our success in receiving referrals, obtaining new agreements and renewing our existing agreements depends upon maintaining our reputation as a quality service provider among governmental authorities, physicians, hospitals, discharge planning departments, case managers, nursing homes, rehabilitation centers, advocacy groups, consumers and their families, other referral sources and the public. The HCBS Quality Measure Set, published by CMS, is intended to promote more common and consistent use of nationally standardized quality measures within and across state HCBS programs. Use of these HCBS measures by states, managed care organizations and other entities involved in HCBS is voluntary. In addition, the CMS Care Compare website makes publicly available certain data on home health agency and hospice performance on quality measures and patient satisfaction. Medicare reimbursement for these provider types is tied to reporting of quality measures.

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

We are subject to a risk of work stoppages and other labor relations matters because our hourly workforce is highly unionized. As of December 31, 2023, 51.3% of our workforce was represented by labor unions. We have numerous agreements with local SEIU affiliates which are renegotiated from time to time. These negotiations are often initiated when we receive increases in our hourly rates from various state agencies. Upon expiration of these collective bargaining agreements, we may not be able to negotiate labor agreements on satisfactory terms with these labor unions. A strike, work stoppage or other slowdown could result in a disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business. Moreover, potential changes to federal labor laws and regulations, including those supported by the current presidential administration, could increase the likelihood of employee unionization activity and the ability of employees to unionize. Labor costs are the most significant component of our total expenditures and, therefore, an increase in the cost of labor could significantly harm our business.

If we were required to write down all or part of our goodwill and/or our intangible assets, our net earnings and net worth could be materially adversely affected.

Goodwill and intangible assets with finite lives represent a significant portion of our assets. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. For example, if our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill has been impaired. If as part of our annual review of goodwill and intangibles, we were required to write down all or a significant part of our goodwill and/or intangible assets, our net earnings and net worth could be materially adversely affected, which could affect our flexibility to obtain additional financing. In addition, if our assumptions used in preparing our valuations for purposes of impairment testing differ materially from actual future results, we may record impairment charges in the future and our financial results may be materially adversely affected. We had $663.0 million and $582.8 million of goodwill and $92.0 million and $72.2 million of intangible assets recorded on our Consolidated Balance Sheets at December 31, 2023 and 2022, respectively.

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

Our industry is subject to extensive government regulation. For example, the state agencies that contract for our services require us to comply with various laws and regulations affecting the services we provide. We have a compliance department, headed by our chief compliance officer, that monitors and reports on our compliance efforts. The laws and regulations governing our operations are subject to change. The implementation of these changes may require us to modify our operations or increase our efforts to remain compliant, may reduce the authorizations for services to be provided, and may result in certain consumers no longer being eligible for our services, any of which may result in lower revenues and increased costs, reducing our operating performance and profitability. If we continue to serve our consumers without addressing changes in laws and regulations, we are at risk for non-compliance with program requirements and potential penalties, which may be significant.

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

A significant portion of our caseload and revenues are derived from government healthcare programs, primarily Medicare and Medicaid. For the year ended December 31, 2023, we derived approximately 59.5% of our net service revenues from state and local governmental agencies, primarily through Medicaid state programs and 21.5% from Medicare. However, changes in government healthcare programs may decrease the reimbursement we receive or limit access to, or utilization of, our services. As federal healthcare expenditures continue to increase and as many state governments navigate budgetary pressures, federal and state governments have made, and may continue to make, significant changes to the Medicare and Medicaid programs and reimbursement received for services rendered to beneficiaries of such programs. For example, the Budget Control Act of 2011 (“BCA”) requires automatic spending reductions to reduce the federal deficit, resulting in a uniform reduction across all Medicare programs of 2% per fiscal year that extends through the first seven months of 2032. As a result of the American Rescue Plan Act of 2021 (“ARPA”), an additional Medicare payment reduction of up to 4% was required to take effect in January 2022, although Congress has delayed implementation of this reduction until 2025. It is difficult to predict whether, when, or what other deficit reduction initiatives may be proposed by Congress, but future legislation may include additional Medicare spending reductions.

The Medicaid program, which is jointly funded by the federal and state governments, is often a state’s largest program. Governmental agencies generally condition their agreements upon a sufficient budgetary appropriation. Almost all of the states in which we operate have experienced periodic financial pressures and budgetary shortfalls due to challenging economic conditions and the rising costs of healthcare, among other factors. Reductions to federal support for state Medicaid or other programs could also result in budgetary shortfalls. As a result, many states have made, are considering or may consider making changes in their Medicaid or other state and local medical and social programs, including enacting legislation designed to reduce Medicaid expenditures.

Changes that may occur at the federal or state level to contain costs include, for example:

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

Certain of these measures have been implemented by, or are proposed in, states in which we operate. For example, we provide support services as a fiscal intermediary to the New York Consumer Directed Personal Assistance Program (“CDPAP”), a self-directed care alternative program that allows eligible individuals who need help with activities of daily living or skilled nursing services to choose their caregivers. In 2019, New York initiated a new Request For Offer (“RFO”) process to competitively procure CDPAP fiscal intermediaries. The Company was not selected in the initial RFO process. We submitted a formal protest in response to the selection process, which was filed and accepted in March 2021. In April 2022, the New York legislature passed its fiscal year 2023 state budget, which amended the Fiscal Intermediary RFO process to authorize all fiscal intermediaries that submitted an RFO application and served at least 200 clients in New York City or 50 clients in other counties between January 1, 2020, and March 31, 2020, but that were not initially awarded a contract, to contract with the New York State Department of Health (“NYSDOH”). These fiscal intermediaries are permitted to continue operating in all counties contained in their RFO application, provided they submitted an attestation and supporting information to the NYSDOH no later than November 29, 2022. The Company submitted an attestation on November 22, 2022, which allowed the Company to continue its CDPAP fiscal intermediary operations. However, the Company decided at that time to suspend materially all of its new fee-for-service patient admissions in the CDPAP through County Social Service Departments. On June 6, 2023, the NYSDOH notified the Company that it had received a contract award. Under this contract, the Company is providing services to all current payors and has resumed new fee-for-service patient admissions through County Social Service Departments in the CDPAP. The CDPAP continues to be targeted for changes by New York governmental authorities, however. For example, the governor’s most recent update on the state budget contained proposals that could adversely affect the Company’s ability to participate in the CDPAP. These proposals may not be adopted in their current form, or at all. The Company recognized approximately $40.7 million and $3.5 million in net service revenue and operating income, respectively, from the CDPAP for the year ended December 31, 2023.

In 2023, we derived approximately 44.5% of our net service revenues from services provided in Illinois, 17.0% of our net service revenues in New Mexico and 8.7% of our net service revenues in New York. Because a substantial portion of our business is concentrated in these states, any significant reduction in state expenditures that pay for our services or other significant changes in these states may have a disproportionately negative impact on our future operating results. We cannot predict whether states material to our operating results will experience changes or other challenges that negatively impact our ability to be reimbursed for our services in a timely manner.

Changes in the volume of uninsured patients could adversely affect our cash flows and results of operations. In recent years, federal and state legislatures have considered or passed various proposals impacting the size of the uninsured population. For example, Medicaid enrollment increased as a result of COVID-19 relief legislation that authorized a temporary increase in federal funds for certain Medicaid expenditures in states that maintained continuous Medicaid enrollment, among other requirements. The end of the continuous enrollment condition in 2023, including the resumption of redeterminations for Medicaid enrollees, has resulted in significant coverage disruptions and dis-enrollments of enrollees, and Medicaid enrollment is generally expected to decline through fiscal year 2024 (which ends June 30, 2024, in most states). While we believe the population targeted by our model will be less affected than other Medicaid enrollees, there is uncertainty regarding how enrollment will ultimately change as unwinding continues and states return to normal eligibility and enrollment operations.

Congress, CMS and state authorities may implement changes to reimbursement for or coverage of items and services that affect our business and operations. For example, from time to time, CMS revises the reimbursement systems used to reimburse healthcare providers, including through changes to the home health and hospice reimbursement systems, which may result in reduced Medicare and/or Medicaid payments. The shift toward value-based care continues, including through the implementation of alternative payment models and various demonstration projects. Some states have obtained CMS approval to test new or existing approaches to payment and delivery of Medicaid benefits. Payment policies for different types of providers and for various items and services continue to evolve, and future health reform efforts could impact both federal and state programs.

If changes in Medicare, Medicaid or other state and local medical and social programs result in a reduction in available funds for the services we offer, a reduction in the number of beneficiaries eligible for our services or a reduction in the number of hours or amount of services that beneficiaries eligible for our services may receive, then our revenues and profitability could be negatively impacted. Our profitability depends principally on the levels of government-mandated payment rates and our ability to manage the cost of providing services. In some cases, commercial insurance companies and other private payors rely on government payment systems to determine payment rates and policies. As a result, changes to government healthcare programs that reduce Medicare, Medicaid or other payments may negatively impact payments from private payors, as well. Any reduction in reimbursements from governmental or private payors or policies that negatively affect utilization of our services, such as the imposition of copayments or prior authorization requirements, could also materially adversely affect our profitability.

Federal and state regulation may impair our ability to consummate acquisitions or open new agencies.

Federal and state laws and regulations may adversely impact our ability to acquire or open new start-up agencies, and the change of ownership processes for Medicare, Medicaid and other payors can be complex. For example, a Medicare regulation known as the “36 Month Rule” restricts buyers from assuming Medicare billing privileges of Medicare-certified home health agencies and, effective January 1, 2024, hospices. The 36 Month Rule applies if the acquired home health agency or hospice either enrolled in Medicare or underwent a change in majority ownership fewer than 36 months prior to the acquisition, subject to certain exceptions. Instead, the buyer must enroll as a new provider with Medicare. The 36 Month Rule can increase competition for acquisition targets that are not subject to the rule and may cause significant Medicare billing delays for the purchases of home health agencies and hospices that are subject to the rule. Home health agencies and (effective January 1, 2024) hospices undergoing changes of ownership are considered a “high-risk” provider type, subjecting provider enrollment applications to increased scrutiny, which may result in delays in processing. Further, in the past, CMS has limited enrollment of new home health agencies. If another moratorium is imposed on enrollment of new providers in a geographic area we desire to service, our ability to expand operations may be impacted.

Our ability to expand operations in a state will also depend, where required, on our ability to obtain a state license to operate and, in some cases, CON approval. States may limit the number of licenses they issue. In addition, some states require disclosures by healthcare entities to state attorneys general or other designated entities in advance of sales or other transactions. The failure to obtain any required CON or license or other required approvals could impair our ability to operate or expand our business. The increasingly challenging regulatory environment may negatively impact our ability to acquire healthcare businesses if they are found to have material unresolved compliance issues. Resolving any such issues and completing applicable review or approval processes could significantly delay or prevent us from acquiring other businesses and increase our acquisition costs.

The implementation of alternative payment models and the transition of Medicaid and Medicare beneficiaries to managed care organizations may limit our market share and could adversely affect our revenues.

Many government and commercial payors are transitioning providers to alternative payment models that are designed to promote cost-efficiency, quality and coordination of care. For example, accountable care organizations (“ACOs”) incentivize hospitals, physician groups, and other providers to organize and coordinate patient care while reducing unnecessary costs. Several states have implemented, or plan to implement, accountable care models for their Medicaid populations. If we are not included in these programs, or if ACOs establish programs that overlap with our services, we are at risk for losing market share and for a loss of our current business. Further, if we fail to effectively provide or coordinate the efficient delivery of quality services, our reputation may be negatively impacted, we may receive reduced reimbursement amounts and we may owe repayments to payors, which could cause our revenues to decline.

We may be similarly impacted by increased enrollment of Medicare and Medicaid beneficiaries in managed care plans, which is part of the general shift away from traditional fee-for-service models. Under the managed Medicare program, also known as Medicare Advantage, the federal government contracts with private health insurers to provide Medicare benefits. Insurers may choose to offer supplemental benefits, including in-home support services, and impose higher plan costs on beneficiaries. Approximately half of Medicare beneficiaries are enrolled in a Medicare Advantage plan, a figure that continues to grow. While hospice services are currently reimbursed as a traditional fee-for-service program under Medicare Part A, CMS is testing the inclusion of the Part A hospice benefit with the Medicare Advantage benefits package. Under the Hospice Benefit Component of the Value-Based Insurance Design Model, Medicare Advantage plans are financially responsible for all traditional Medicare services, including hospice care. If hospice services are offered more widely under Medicare Advantage plans, the change could result in reduced reimbursement, limited utilization, and increased competition for managed care contracts.

Enrollment in managed Medicaid plans is also growing, as states are increasingly relying on managed care organizations to deliver Medicaid program services as a strategy to control costs and manage resources. We may experience increased competition for managed care contracts due to state regulation and limitations. For instance, New York law limits the number of home care providers with which a managed Medicaid long-term care plan can contract. We cannot assure you that we will be successful in our efforts to be included in plan networks, that we will be able to secure favorable contracts with all or some of the managed care organizations, that our reimbursement under these programs will remain at current levels, that the authorizations for services will remain at current levels or that our profitability will remain at levels consistent with past performance. In addition, operational processes may not be well defined as a state transitions beneficiaries to managed care. For example, membership, new referrals and the related authorization for services to be provided may be delayed, which may result in delays in service delivery to consumers or in payment for services rendered. Difficulties with operational processes may negatively affect our revenue growth rates, cash flow and profitability for services provided. Other alternative payment models may be presented by the government and commercial payors that subject our Company to financial risk. It is difficult to predict the nature and success of any such models. We cannot predict at this time what effect alternative payment models may have on our Company.

Our industry is highly competitive, fragmented and market-specific.

The healthcare and long-term care industries are highly competitive among service providers and care models. We compete with personal care service providers, hospice providers, home health providers, private caregivers, publicly held companies, privately held companies, privately held single-site agencies, hospital-based agencies, not-for-profit organizations, community-based organizations and self-directed care programs. Some of these providers and competitive care models may have greater financial, technical, political and marketing resources, name recognition or a larger number of consumers and payors than we do. In addition, some of our competitors offer more services than we do in the markets in which we operate. These competitive advantages may limit our ability to attract and retain referrals in local markets and to increase our overall market share.

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

Trends toward price transparency and value-based purchasing may have an impact on our competitive position, ability to obtain and maintain favorable contract terms, and consumer volumes. For example, health insurers must provide online price comparison tools to help individuals get personalized cost estimates for covered items and services. HHS also requires health insurers to publish online the charges negotiated with providers for healthcare services. In addition, the CMS Care Compare website makes publicly available certain data on home health agency and hospice performance on quality measures and patient satisfaction. It is unclear how price transparency requirements, value-based purchasing and similar initiatives will affect consumer behavior, our relationships with payors, or our ability to set and negotiate prices.

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
•
confidentiality, maintenance, interoperability, data breach, identity theft, security, access and exchange of medical records and other health-related and personal information including information blocking, data breach, ransomware, identify theft and online tracking of personal information;
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

These laws include, but are not limited to the federal Anti-Kickback Statute, the federal Stark Law, the federal FCA, the federal Civil Monetary Penalties Law, other federal and state fraud and abuse, insurance fraud, and fee-splitting laws, which may extend to services reimbursable by any payor, including private insurers, the No Surprises Act, and federal and state laws governing the security and privacy of health information.

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

If we fail to comply with applicable laws and regulations, which are subject to change, we could be subject to civil sanctions and criminal penalties, including substantial monetary penalties, the termination of rights to participate in federal and state healthcare programs, exclusion from federal healthcare programs, the suspension or revocation of licenses, and we could face nonpayment or encounter delays in our ability to bill and collect for services provided, any of which could adversely affect our business, results of operations, or financial results. Actions taken against one of our entities may subject our other entities to adverse consequences. While we endeavor to comply with applicable laws and regulations, we cannot ensure you that our practices are fully compliant or that courts or regulatory agencies will not interpret those laws and regulations in ways that will adversely affect our practices. Further, the laws and regulations governing our business are subject to change, interpretations may evolve and enforcement focus may shift. These changes could subject us to allegations of impropriety or illegality, require restructuring of relationships with referral sources and recipients or otherwise require changes to our operations. The costs of compliance with, and the other burdens imposed by, applicable laws and regulations may be substantial and could increase our operational costs, result in interruptions or delays in the availability of systems and/or result in a patient volume decline.

Federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts throughout the healthcare industry. We may face audits or investigations by government agencies or third parties, including under certain of our contractual relationships. An adverse outcome under any such audit or investigation, a determination that we have violated applicable laws and regulations, or a public announcement that we are being investigated for possible violations could result in liability, result in adverse publicity, require us to change our operations to implement plans of correction for alleged deficiencies, and result in other negative consequences that could adversely affect our business, financial condition, or results of operations.

We are subject to federal, state and local laws and regulations that govern our employment practices, including minimum wage, living wage, and paid time-off requirements. Failure to comply with these laws and regulations, or changes to these laws and regulations that increase our employment-related expenses, could adversely impact our operations.

We are required to comply with all applicable federal, state and local laws and regulations relating to employment, including OSHA requirements, wage and hour and other compensation requirements (including disclosure requirements), employee benefits, providing leave and sick pay, employment insurance, proper classification of workers as employees or independent contractors, immigration and equal employment opportunity laws. These laws and regulations can vary significantly among jurisdictions and can be highly technical. Costs and expenses related to these requirements are a significant operating expense and may increase as a result of, among other things, changes in federal, state or local laws or regulations, or the interpretation thereof, requiring employers to provide specified benefits or rights to employees, increases in the minimum wage and local living wage ordinances, increases in the level of existing benefits or the lengthening of periods for which unemployment benefits are available. Each of our subsidiaries that employ an average of at least 50 full-time employees in a calendar year are required to offer a minimum level of health coverage for 95% of our full-time employees in 2023 or be subject to an annual penalty, for example. Since our personal care operations are concentrated in Illinois, New Mexico and New York, we are also particularly sensitive to changes in laws and regulations in these states. Additionally, the current presidential administration has signaled its support for increases in minimum wage. We may not be able to offset any increased costs and expenses. Furthermore, any failure to comply with these laws, including even a seemingly minor infraction, can result in significant penalties which could harm our reputation and have a material adverse effect on our business. The COVID-19 pandemic increased some of these risks, with certain states modifying occupational health and safety guidelines in a manner that increases scrutiny and complexity of operations with respect to appropriate training and use in the workplace of PPE and the possibility of corresponding regulatory audit activity with respect to the adequacy of our practices and procedures. The COVID-19 pandemic also resulted in states modifying standards associated with payment amounts and required justifications to qualify for sick leave and unemployment benefits. These modifications may result in increased operational costs to us, which may adversely impact our financial performance.

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

In recent years, the healthcare industry has undergone significant changes, many of which have been aimed at reducing costs and government spending. The U.S. Congress and certain state legislatures have considered and passed a large number of laws affecting the healthcare industry, including laws intended to impact access to health insurance. The most prominent of these legislative reform efforts, the ACA affects how healthcare services are covered, delivered, and reimbursed, and expanded health insurance coverage through a combination of public program expansion and private sector health insurance reforms. However, the ACA has been, and continues to be, subject to legislative and regulatory changes and court challenges. It is possible that changes by Congress or government agencies could eliminate or alter provisions beneficial to us, while leaving in place provisions reducing our reimbursement or otherwise negatively impacting our business.

In addition, CMS administrators may make changes to Medicaid payment models or impose new limitations on the use of Medicaid funds. For example, in May 2023, CMS published a proposed rule that, if finalized in its current form, would require that a minimum of 80% of Medicaid payments in a state for home health aide, personal care services and some similar services be spent on compensation to direct care workers, in addition to related payment transparency requirements. If adopted, this requirement could negatively impact our business and financial performance by, among other things, increasing our labor costs. Likewise, CMS administrators may grant various flexibilities to states in the administration of state Medicaid programs, including by modifying the scope of waivers under which states may implement Medicaid expansion provisions, impose different eligibility or enrollment restrictions, or otherwise implement programs that vary from federal standards. Some of these program changes may reduce the number of Medicaid enrollees in certain states.

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

There is a trend in the healthcare industry toward value-based purchasing of healthcare services among both government and commercial payors. Generally, value-based purchasing programs emphasize quality of outcome and efficiency of care provided, rather than quantity of care provided. For example, Medicare requires hospices and home health agencies to report certain quality data in order to receive full reimbursement. Failure to report quality data or poor performance may negatively impact the amount of reimbursement received. In addition, CMS publishes home health and hospice quality measure data online, through its Care Compare website, to allow consumers and others to search and compare data for Medicare-certified providers. Alongside this quality and public reporting effort, home health agencies receive, under the HHVBP Model, increases or decreases to their Medicare fee-for-service payments of up to 5% based on performance against specific quality measures relative to the performance of other home health providers. Data collected in each performance year impacts Medicare payments two years later.

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

Operating in the healthcare and personal care services industries exposes us to an inherent risk of wrongful death, personal injury, professional malpractice and other potential claims or litigation brought by our consumers and employees. From time to time, we are subject to claims alleging that we did not properly treat or care for a consumer, that we failed to follow internal or external procedures, resulting in death or harm to a consumer, or that our employees mistreated our consumers, resulting in death or harm. We are also subject to claims arising out of accidents involving vehicle collisions brought by consumers whom we are transporting, from employees driving to or from home visits or other affected individuals. We may also be subject to lawsuits from patients, employees and others exposed to contagious diseases in connection with the services provided by our workforce in client residences and third party facilities. Some of the actions brought against us may seek large sums of money as damages and involve significant defense costs. Our professional and general liability insurance may not cover all claims against us.

In addition, regulatory agencies have previously brought and may in the future initiate administrative proceedings alleging violations of statutes and regulations arising from our services and seek to impose monetary penalties on us. We could be required to pay substantial amounts to respond to regulatory investigations or, if we do not prevail, damages or penalties arising from these legal proceedings. We also are subject to potential lawsuits under the federal FCA or other federal and state whistleblower statutes designed to combat fraud and abuse in our industry. These and other similar lawsuits can involve significant defense costs, as well as significant monetary awards or penalties that may not be covered by our insurance. If our third-party insurance coverage and self-insurance coverage reserves are not adequate to cover these claims, it could have a material adverse effect on our business, results of operations and financial condition. Even if we are successful in our defense, lawsuits or regulatory proceedings could distract us from running our business or irreparably damage our reputation.

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

Our business depends on effective and secure information systems that assist us in, among other things, gathering information to improve the quality of consumer care, optimizing financial performance, adjusting consumer mix, monitoring regulatory compliance and enhancing staff efficiency. We rely on external service providers to provide continual maintenance, upgrading, and enhancement of our primary information systems used for our operational needs. The software we license for our various patient information systems supports intake, personnel scheduling, office clinical and centralized billing and receivables management in an integrated database, enabling us to standardize the care delivered across our network of offices and monitor our performance and consumer outcomes. Information systems may be vulnerable to damage from a variety of sources, including telecommunications or network failures, human acts and natural disasters. The number of administrative employees working remotely has increased substantially in recent years, increasing our dependence on systems that facilitate remote access, and we may experience increased risks as a result.

To the extent providers fail to support the software or systems we use, or if we lose our software licenses, our operations could be negatively affected. Our business also depends on a comprehensive payroll and human resources system for basic payroll functions and reporting, payroll tax reporting, managing wage assignments and garnishments. We rely on an external service provider, ADP, to provide continual maintenance, upgrading and enhancement of our primary human resource and payroll systems. To the extent that ADP fails to support the software or systems, or any of the related support services provided by them, our internal operations could be negatively affected.

Our business supports the use of EVV to electronically collect visit information when our caregivers and providers deliver home care services. Our solution uses a combination of IVR and GPS enabled smartphones to capture time in and time out, mileage and travel time, as well as the completed care plan tasks. We license this software through CellTrak and partner with states that utilize other software. We rely on these vendors to provide continual maintenance and enhancements, as well as security of any protected data. To the extent that our EVV vendors fail to support these processes, our internal operations could be negatively affected. Under the 21st Century Cures Act, states must require the use of EVV for all Medicaid-funded personal care services and home health services that require an in-home visit by a provider. States that failed to meet the deadlines for implementation may be subject to incremental reductions in federal funding, absent approval of a good faith exemption. If any states in which we operate fail to properly and timely implement EVV and lose an amount of their funding, or if those states adopt standards for EVV that are not compatible with our operations, our internal operations could be negatively affected. Further, to the extent that the EVV solutions that we use are determined to be noncompliant with federal or state EVV requirements, we could be subject to penalties.

The COVID-19 pandemic also led to a substantial increase in administrative employees working remotely and, consequently, accessing our system remotely. As a result, we are more dependent on our systems that facilitate remote access and potentially could experience increased risks.

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

A cyber-attack or security breach could cause a loss of confidential consumer data, give rise to remediation and other expenses, expose us to liability under HIPAA, consumer protection laws, common law and other legal theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, adversely impact our financial results, and otherwise be disruptive to our business.

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

In addition, various states, including California, Colorado, Illinois, Nevada, New York, Massachusetts and Virginia have enacted, and other states are expected to enact, laws and regulations concerning privacy, data protection and information security. To the extent we are subject to such legislation, including as a result of any creation, use or deployment of artificial intelligence, we may be required to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. These laws often provide for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation.

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

The current cyber threat environment presents increased risk for all companies, including companies in our industry. We are regularly the target of attempted cybersecurity and other threats that could have a security impact, and we expect to continue to experience an increase in cybersecurity threats in the future. In spite of our policies, procedures and other security measures used to protect our computer systems and data, occasionally, we have experienced breaches that have required us to notify affected consumers and the government, and we have worked with consumers and the government to resolve such issues. While these past breaches have not had a significant adverse impact on our business or results of operations, there can be no assurance that we will not be subject to additional and/or more severe cyber-attacks or security breaches in the future. If we or any of our third-party service providers or certain other third-parties are subject to cyber-attacks or experience security or data breaches in the future, this could result in harm to consumers, loss, misappropriation, corruption, or unauthorized access of protected patient medical data or other information subject to privacy laws, disruption to our information technology systems and/or business, reputational harm. We may also be subject us to litigation and governmental enforcement actions (including under HIPAA and other applicable laws) as a result of cyber-attacks or security or data breaches, which could result in fines, settlement agreements, corrective action plans, and of which could have a material adverse effect on our business, financial position and results of operations. Some state laws provide a private right of action for data breaches, which may increase data breach litigation. Further, our insurance coverage intended to address cybersecurity and data breach risks may not be sufficient to cover all losses or the types of claims that may arise.

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

The emergence and effects related to a potential future pandemic, epidemic, or outbreak of infectious disease could adversely impact our business and future results of operations and financial condition.

As a provider of healthcare and personal care services, we have been and continue to be affected by the health and economic effects of COVID-19. COVID-19 continues to evolve, and we may not be able to predict or effectively respond to future developments and any such developments could materially affect our business, results of operations, financial position, and cash flows. The extent of any ongoing and future impact will depend on, among other factors, the duration and severity of any severe or widespread outbreaks of COVID-19; the availability, acceptance and effectiveness of medical treatments and vaccines; the impact of any mutations of the virus; and the impact of COVID-19 and related government actions on the healthcare industry and broader economy.

Moreover, in response to the COVID-19 pandemic, the federal government authorized financial relief for eligible healthcare providers through the Provider Relief Fund. Although recipients are not required to repay funding received, provided that they attest to and comply with certain terms and conditions, changes to interpretations of guidance on the underlying terms and conditions may result in derecognition of amounts previously received. We received amounts from the Provider Relief Fund and returned any unused funds. We have also acquired and may in the future acquire companies that received funds from the Provider Relief Fund. We believe we have structured our use of these funds in accordance with the terms and conditions. However, we may be subject to or incur costs from related government actions including payment recoupment, audits and inquiries by governmental authorities, and criminal, civil or administrative penalties.

In addition, if a future pandemic, epidemic, or outbreak of an infectious disease or other public health crisis were to affect our markets, our business could be adversely affected. Any such crisis could diminish public trust in healthcare providers, particularly those that are treating or have treated patients affected by contagious diseases. Patient volumes may decline or volumes of uninsured and underinsured patients may increase, depending on the economic circumstances surrounding the pandemic, epidemic or outbreak. Further, a pandemic, epidemic or outbreak could adversely impact our business by causing a temporary shutdown or difficulty accessing patients, particularly facility-based patients, by causing disruption or delays in supply chains for materials and products, or by causing staffing shortages. Although we have contingency plans in place, including infection control plans, the potential impact of, as well as the public’s response and governmental responses to, any such future pandemic, epidemic or outbreak of infectious disease with respect to our markets is difficult to predict and could adversely impact our business and future results of operations and financial condition.

We may be more vulnerable to the effects of a public health emergency than other businesses due to the nature of our consumers and the physical proximity required by our operations.

The majority of our consumers and patients are older individuals, many of whom may be more vulnerable than the general public during a pandemic or in a public health emergency due to complex medical conditions or socioeconomic factors. Our employees may also be at greater risk of contracting contagious diseases due to their increased exposure to vulnerable consumers. Due to the physical proximity required to offer many of our services, our employees could have difficulty attending to our consumers if social distancing policies or quarantines are instituted in response to a public health emergency. In addition, the Company may expand existing internal policies in a manner that may have a similar effect. If another pandemic occurs, we could again suffer losses to our consumer population or a reduction in the availability of our employees. Further, we could face litigation if our employees or customers contract contagious diseases while our employees perform their duties. Accordingly, certain public health emergencies could have a material adverse effect on our financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We recognize that cybersecurity threats pose a risk to our business. As part of the Company’s overall risk management systems and processes, we employ a risk management framework designed with the goals of identifying, assessing and managing material risks from cybersecurity threats. Key aspects of this risk management framework include, but are not limited to:

•
Maintaining a cybersecurity incident response plan, coordinated by the Company’s IT department and Chief Information Security Officer, which includes controls and procedures for identifying, reporting and responding to cybersecurity incidents;
•
Partnering with outside cybersecurity vendors periodically to gain an independent view of our cybersecurity and information security program;
•
Providing our employees with regular training on cybersecurity and the protection of our information systems;
•
Maintaining and testing a business continuity and disaster recovery program;
•
Database activity monitoring, encryption, secure file transfer protocols and application firewalls; and
•
Maintaining insurance coverage intended to address cybersecurity and data breach risks.

We have also implemented processes to help identify, assess and manage cybersecurity risks associated with our use of third-party service providers.

We do not believe that risks from cybersecurity threats of which we are currently aware, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. For additional information, see “A cyber-attack or security breach could cause a loss of confidential consumer data, give rise to remediation and other expenses, expose us to liability under HIPAA, consumer protection laws, common law and other legal theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, adversely impact our financial results, and otherwise be disruptive to our business.” included in Part I, Item 1A of this Form 10-K.

Governance

Our cybersecurity risk management program is integrated into our overall risk management system and processes. Together with the Board’s standing committees, the Company’s Board of Directors is responsible for ensuring that material risks, including material cybersecurity risks, are identified and managed appropriately. The Board receives updates at least bi-annually from our Chief Information Officer concerning our information security and cyber risk strategy, cyber defense initiatives, cyber event preparedness and cybersecurity risk assessments. The Chief Information Officer has extensive IT and program management experience and works closely with our Chief Information Security Officer, who oversees our cybersecurity program on a day-to-day basis. The Chief Information Security Officer has extensive cybersecurity experience, including more than 15 years working in senior IT infrastructure and IT security roles in the healthcare sector (seven of which years were spent as the Chief Information Security Officer). Our cybersecurity incident response plan provides that the Chief Information Security Officer will work with our IT Department and the impacted segment of our business to investigate and respond to any identified incident (including by escalating the incident to the Company’s senior management and the Board depending on the nature and scope).

ITEM 2. PROPERTIES

We do not own any real property. We lease administrative offices for our local branches, none of which are individually material. We lease approximately 59,000 and 75,000 square feet of office space in Downers Grove, Illinois and Frisco, Texas, respectively, which serve as our support centers. We sublease approximately 21,000 and 37,400 square feet of our office space in Downers Grove and Frisco, respectively, to third parties.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are subject to legal and/or administrative proceedings incidental to our business. It is the opinion of management that the outcome of pending legal and/or administrative proceedings will not have a material effect on our financial position and results of operations.

Further information with respect to this item may be found in Note 11 to the Consolidated Financial Statements in Part II, Item 8—“Financial Statements and Supplementary Data,” which is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on The Nasdaq Global Market under the symbol “ADUS.”

Holders

As of December 31, 2023, 2.0% of our shares of common stock were held by our officers and directors and approximately 98.0% of our common stock was held by 374 institutional investors. An insignificant amount of common stock is held by individual holders. As of February 16, 2024, Addus HomeCare Corporation had approximately 32,080 shareholders of its common stock, including 89 shareholders of record.

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

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our Consolidated Financial Statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate as a result of the factors we describe under “Risk Factors” and elsewhere in this Annual Report on Form 10-K and other risks as well as other factors that are not currently known to us, that we currently consider immaterial or that are not specific to us, such as general economic conditions. The discussion of our financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021, included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) can be found in the Annual Report on Form 10-K for the year ended December 31, 2022.

Overview

We are a home care services provider operating three segments: personal care, hospice and home health. Our services are principally provided in-home under agreements with federal, state and local government agencies, managed care organizations, commercial insurers and private individuals. Our consumers are predominantly “dual eligible,” meaning they are eligible to receive both Medicare and Medicaid benefits. Managed care revenues accounted for 36.6%, 36.0% and 37.2% of our revenue during the years ended December 31, 2023, 2022, and 2021 respectively.

A summary of certain consolidated financial and statistical data results for 2023, 2022 and 2021 are provided in the table below.

	For the Years Ended December 31,
	2023	2022	2021
	(Amounts in Thousands, except States and Locations)
Net service revenues	$1,058,651	$951,120	$864,499
Net income	$62,516	$46,025	$45,126
Total assets	$1,024,426	$937,994	$947,585

Adjusted EBITDA (1)	$121,020	$101,480	$97,661
States served at period end	22	22	22
Locations at period end	219	202	206

(1)
The Company defines adjusted EBITDA as earnings before interest expense, other non-operating income, taxes, depreciation, amortization, acquisition expense, stock-based compensation expense, restructure expenses and other non-recurring costs and loss on the sale of assets and retroactive rate increases from New York. The Company defined adjusted EBITDA to exclude net COVID expenses arising from the pandemic from the second quarter of 2020 to the first quarter of 2021. Adjusted EBITDA is a performance measure used by management that is not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”). It should not be considered in isolation or as a substitute for net income, operating income or any other measure of financial performance calculated in accordance with GAAP. Additionally, our calculation of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. Management believes that Adjusted EBITDA is useful to investors, management and others in evaluating the Company’s operating performance, to provide investors with insight and consistency in the Company’s financial reporting and to present a basis for comparison of the Company’s business operations among periods, and to facilitate comparison with the results of the Company’s peers. Additionally, we believe that Adjusted EBITDA is a measure widely used by securities analysts, investors and others to evaluate the financial performance of other public companies. The financial results presented in accordance with U.S. GAAP and a reconciliation of this non-GAAP measure included within this Annual Report on Form 10-K should be carefully evaluated.

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

On October 1, 2022, we completed the acquisition of Apple Home for $12.7 million, with funding provided by drawing on the Company’s revolving credit facility. With the purchase of Apple Home, the Company expanded clinical services for its home health segment to Illinois.

On January 1, 2023, we completed the acquisition of CareStaff for approximately $1.0 million, with funding provided by available cash. With the purchase of CareStaff, the Company expanded its personal care services to consumers in Florida.

On August 1, 2023, we completed the acquisition of Tennessee Quality Care for approximately $111.2 million, with funding primarily provided by drawing on the Company’s revolving credit facility. The purchase price is subject to the completion of working capital and related adjustments. With the purchase of Tennessee Quality Care, the Company expanded its services within its hospice and home health segment to Tennessee.

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

For the years ended December 31, 2023, 2022 and 2021, our revenue by payor and significant states by segment were as follows:

	Personal Care
	2023		2022		2021
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
State, local and other governmental programs	$400,753	50.4%	$348,234	49.3%	$338,325	49.3%
Managed care organizations	367,557	46.2	326,778	46.3	311,801	45.5
Private pay	16,268	2.0	18,301	2.6	19,991	2.9
Commercial insurance	6,321	0.8	7,689	1.1	9,820	1.4
Other	3,819	0.6	5,505	0.7	5,917	0.9
Total personal care segment net service revenues	$794,718	100.0%	$706,507	100.0%	$685,854	100.0%
Illinois	$411,081	51.7%	$360,778	51.1%	$328,619	47.9%
New Mexico	115,986	14.6	105,315	14.9	97,784	14.3
New York	92,469	11.6	86,592	12.3	99,732	14.5
All other states	175,182	22.1	153,822	21.7	159,719	23.3
Total personal care segment net service revenues	$794,718	100.0%	$706,507	100.0%	$685,854	100.0%

With the acquisition of CareStaff in 2023, the Company expanded its personal care services to consumers in the state of Florida.

	Hospice
	2023		2022		2021
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$186,317	89.9%	$183,407	90.9%	$142,086	93.3%
Managed care organizations	7,037	3.4	7,353	3.6	5,664	3.7
Other	13,801	6.7	11,012	5.5	4,503	3.0
Total hospice segment net service revenues	$207,155	100.0%	$201,772	100.0%	$152,253	100.0%
Ohio	$74,871	36.1%	$70,503	35.0%	$61,415	40.3%
Illinois	47,247	22.8	47,181	23.4	—	—
New Mexico	30,782	14.9	30,722	15.2	36,063	23.7
All other states	54,255	26.2	53,366	26.4	54,775	36.0
Total hospice segment net service revenues	$207,155	100.0%	$201,772	100.0%	$152,253	100.0%

With the acquisition of JourneyCare in 2022, the Company expanded its hospice services to patients in the state of Illinois, and with the acquisition of Tennessee Quality Care in 2023, the Company also expanded its hospice services to patients in the state of Tennessee.

	Home Health
	2023		2022		2021
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$41,078	72.3%	$31,505	73.5%	$20,700	78.4%
Managed care organizations	12,613	22.2	8,698	20.3	4,457	16.9
Other	3,087	5.5	2,638	6.2	1,235	4.7
Total home health segment net service revenues	$56,778	100.0%	$42,841	100.0%	$26,392	100.0%
New Mexico	$32,949	58.0%	$34,111	79.6%	$24,735	93.7%
Illinois	12,851	22.6	8,730	20.4	1,657	6.3
Tennessee	10,978	19.4	—	—	—	—
Total home health segment net service revenues	$56,778	100.0%	$42,841	100.0%	$26,392	100.0%

With the acquisition of Tennessee Quality Care in 2023, the Company also expanded its home health services to patients in the state of Tennessee.

We derive a significant amount of our net service revenues in Illinois, which represented 44.5% and 43.8% of our net service revenues for the years ended December 31, 2023 and 2022, respectively. A significant amount of our revenue is derived from one payor client, the Illinois Department on Aging, the largest payor program for our Illinois personal care operations, which accounted for 20.9% and 20.7% of our net service revenues for the years ended December 31, 2023 and 2022, respectively.

Changes in Illinois Reimbursement

On November 26, 2019, the City of Chicago voted to approve increases in the Chicago minimum wage to $14 per hour beginning July 1, 2020 and to $15 per hour beginning July 1, 2021. In each subsequent year, the City is required to raise the wage based on the lower of the increases in the Consumer Price Index (“CPI”) or 2.5% subject to a cap and other requirements. On July 1, 2023, the rate was adjusted to $15.80.

The Illinois fiscal year 2022 budget included an increase in hourly rates for in-home care services to $24.96, to be effective January 1, 2022. On July 12, 2021, in connection with the temporary increase in federal funding for Medicaid HCBS authorized by the ARPA, the State of Illinois submitted its Initial Spending Plan and Narrative to CMS for approval. That plan included the acceleration by two months of the rate increase to $24.96 from January 1, 2022, to November 1, 2021. The Company recognized $3.6 million related to the rate increase for the year ended December 31, 2021.

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

The Illinois Medicaid omnibus legislation passed in June 2023 included an increase in hourly rates for in-home care services to $28.07, which took effect on January 1, 2024 and required a minimum wage rate of $17.00 per hour.

Our business will benefit from the rate increases noted above as planned for 2024, but there is no assurance that there will be additional offsetting rate increases in Illinois for fiscal years beyond fiscal year 2024, and our financial performance will be adversely impacted for any periods in which an additional offsetting reimbursement rate increase is not in effect.

Changes in Medicare and Medicaid Reimbursement

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

CMS updates the HHPPS payment rates each calendar year. For calendar year 2024, CMS estimates that Medicare payments to home health agencies will increase by 0.8%. This is based on a home health payment update percentage of 3.0, which reflects a 3.3% market basket update reduced by a productivity adjustment of negative 0.3 percentage points, and an estimated 2.6% decrease associated with the transition to the PDGM, among other changes. Home health providers that do not comply with quality data reporting requirements are subject to a 2-percentage point reduction to their market basket update. In addition, Medicare requires home health agencies to submit a one-time Notice of Admission (“NOA”) for each patient that establishes that the beneficiary is under a Medicare home health period of care. Failure to submit the NOA within five calendar days from the start of care will result in a reduction to the 30-day period payment amount for each day from the start of care date until the date the NOA is submitted.

Under the Home Health Value-Based Purchasing (“HHVBP”) Model, home health agencies receive increases or decreases to their Medicare fee-for-service payments of up to 5% based on performance against specific quality measures relative to the performance of other home health providers. Data collected in each performance year will impact Medicare payments two years later.

In certain states, payment of claims may be impacted by the Review Choice Demonstration for Home Health Services, a program intended to identify and prevent fraud, reduce the number of Medicare appeals and improve provider compliance with Medicare program requirements. The program currently applies to home health agencies in certain states, including Illinois, Ohio, Oklahoma, North Carolina, Florida and Texas. Providers in states subject to the Review Choice Demonstration may initially select from the following claims review and approval processes: pre-claim review, post-payment review or a minimal post-payment review with a 25% payment reduction. Home health agencies that maintain high compliance levels will be eligible for additional options that may be less burdensome. We are currently unable to predict what impact, if any, this program may have on our result of operations or financial position.

The IMPACT Act required HHS, together with MedPAC, to consider and propose a unified payment system for post-acute care services provided by home health agencies, inpatient rehabilitation facilities, skilled nursing facilities, and long-term care hospitals. A unified post-acute care payment system would pay post-acute care providers under a single framework according to a patient’s characteristics, rather than based on the post-acute care setting where the patient receives treatment. As required under the statute, CMS and the HHS Office of the Assistant Secretary for Planning and Evaluation issued a report in July 2022 presenting a prototype for a unified post-acute care payment model, and MedPAC submitted a report to Congress in June 2023 evaluating a prototype design. Although both CMS and MedPAC concluded that designing a unified payment system is feasible, CMS noted that universal implementation of a unified payment system would require congressional action and MedPAC cautioned that implementation would be complex. Due to the agency resources required to implement a unified model, MedPAC noted that CMS may consider smaller-scale site-neutral policies to address some of the overlap in patients treated in different settings and highlighted that recent changes to various post-acute care payment systems address some of the concerns underlying the push for a unified model.

New York Consumer Directed Personal Assistance Program (“CDPAP”)

The CDPAP is a self-directed care alternative program that allows eligible individuals who need help with activities of daily living or skilled nursing services to choose their caregivers. We provide support services as a CDPAP fiscal intermediary. The Company recognized approximately $40.7 million in revenue from the program for the year ended December 31, 2023.

In 2019, New York initiated a new RFO process to competitively procure CDPAP fiscal intermediaries. On February 11, 2021, the NYSDOH announced its initial selection of entities to enter into contracts as a Lead Fiscal Intermediary. The Company was not one of the selected entities in the initial RFO process. The Company submitted a formal protest in response to this selection process, which was filed and accepted on March 19, 2021. In April 2022, the New York legislature passed the fiscal year 2023 state budget, which amended the RFO process to authorize all fiscal intermediaries that submitted an RFO application and served at least 200 clients in New York City or 50 clients in other counties between January 1, 2020, and March 31, 2020, but that were not initially awarded a contract, to contract with the New York State Department of Health. These fiscal intermediaries were permitted to continue operating in all counties contained in their RFO application, provided they submitted an attestation and supporting information to the New York State Department of Health no later than November 29, 2022. The Company submitted an attestation on November 22, 2022, which allowed the Company to continue its CDPAP fiscal intermediary operations. However, the Company decided at that time to suspend materially all of its new fee-for-service patient admissions through County Social Service Departments in the CDPAP. On June 6, 2023, the New York State Department of Health notified the Company that it had received a contract award. Under this contract, the Company is providing services to all current payors and has resumed new fee-for-service patient admissions through County Social Service Departments in the CDPAP. The CDPAP continues to be targeted for changes by New York governmental authorities, however. For example, the governor’s most recent update on the state budget contained proposals that could adversely affect the Company’s ability to participate in the CDPAP.

CMS Proposed Rule: “Ensuring Access to Medicaid Services”

In May 2023, CMS published a proposed rule, intended to improve access to services for Medicaid beneficiaries, that includes provisions related to HCBS payments. Specifically, in an effort to address workforce shortages, the proposed rule would (if finalized in its proposed form) require that a minimum of 80% of Medicaid payments in a state for home health aide, personal care services and some similar services be spent on compensation to direct care workers, in addition to related payment transparency requirements. CMS has proposed allowing states four years to implement changes required by a final rule. The ultimate impact of the 80% requirement, if finalized as proposed, could be adverse for periods after implementation, but other aspects of the rule could also benefit our business by improving access to services, depending on the policies ultimately set forth in any final rule. The comment period for the proposed rule ended July 1, 2023. The Company filed a comment letter on the proposed rule before this deadline, as did many other organizations, states and stakeholders. On January 26, 2024, CMS sent a final rule to the Office of Management and Budget (OMB) for review and clearance. The contents of the final rule are unknown at this time, and the final rule may be significantly different than the proposed rule. OMB review is the last step in the process prior to release of the regulation in the Federal Register. The final rule’s timetable on the OMB website projects a release by April 2024.

COVID-19 Update

The federal public health emergency declared by HHS as a result of the COVID-19 pandemic expired May 11, 2023. Compared to earlier periods, the number of COVID-19 infections and related hospitalizations has significantly declined. However, we may be more vulnerable to the effects of COVID-19 than other businesses due to the nature of our consumers and patients and the physical proximity required by our operations.

For the years ended December 31, 2023 and 2022, COVID-19-related expenses in our personal care segment were approximately $2.8 million and $4.5 million, respectively. COVID-19 related expenses are included in cost of service revenue on the Consolidated Statements of Income. Additionally, we recognized revenue of $1.6 million and $4.3 million attributable to temporary rate increases from certain payors in our personal care segment for the years ended December 31, 2023 and 2022, respectively.

For the years ended December 31, 2023 and 2022, COVID-19-related expenses in our hospice segment were approximately $0.1 million and $0.2 million, respectively.

As the labor market continues to be tight and unemployment remains at low levels, we expect the competition for new caregivers, including skilled healthcare staff to be significant. To the extent that we continue to experience a shortage of caregivers, it may hinder our ability to attract and retain sufficient caregivers to meet the continuing demand for both our non-clinical and clinical services. The ongoing staffing challenges may also continue to result in increased labor costs to satisfy our staffing requirements.

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

General and Administrative Expenses

Our general and administrative expenses include our costs for operating our network of local agencies and our administrative offices. Our agency expenses consist of costs for supervisory personnel, our community care supervisors and office administrative costs. Personnel costs include wages, payroll taxes and employee benefits. Facility costs include rents, utilities, and postage, telephone and office expenses. Our corporate and support center expenses include costs for accounting, information systems, human resources, billing and collections, contracting, marketing and executive leadership. These expenses consist of compensation, including stock-based compensation, payroll taxes, employee benefits, legal, accounting and other professional fees, travel, general insurance, rents, provision for credit losses and related facility costs. Expenses related to streamlining our operations such as costs related to terminated employees, termination of professional services relationships, other contract termination costs and asset write-offs are also included in general and administrative expenses.

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

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. Our effective income tax rate was 23.1% and 23.5% for the years ended December 31, 2023 and 2022, respectively. The difference between our federal statutory and effective income tax rates was principally due to the inclusion of state taxes, non-deductible compensation, excess tax expense/benefit and the use of federal employment tax credits.

Results of Operations

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

The following table sets forth, for the periods indicated, our consolidated results of operations.

	2023		2022		Change
		Net Service		Net Service
	Amount	Revenues	Amount	Revenues	Amount	%
Net service revenues	$1,058,651	100.0%	$951,120	100.0%	$107,531	11.3%
Cost of service revenues	718,775	67.9	651,381	68.5	67,394	10.3
Gross profit	339,876	32.1	299,739	31.5	40,137	13.4
General and administrative expenses	234,794	22.2	216,942	22.8	17,852	8.2
Depreciation and amortization	14,126	1.3	14,060	1.5	66	0.5
Total operating expenses	248,920	23.5	231,002	24.3	17,918	7.8
Operating income	90,956	8.6	68,737	7.2	22,219	32.3
Interest income	(1,476)	(0.1)	(341)	—	(1,135)	332.6
Interest expense	11,106	1.0	8,907	0.9	2,199	24.7
Total interest expense, net	9,630	0.9	8,566	1.0	1,064	12.4
Income before income taxes	81,326	7.7	60,171	6.2	21,155	35.2
Income tax expense	18,810	1.8	14,146	1.5	4,664	33.0
Net income	$62,516	5.9%	$46,025	4.7%	$16,491	35.8%

Net service revenues increased by 11.3% to $1,058.7 million for the year ended December 31, 2023 compared to $951.1 million in 2022. Net service revenue increased by $88.2 million, $5.4 million and $13.9 million in our personal care, hospice and home health segments, respectively, for the year ended December 31, 2023, compared to 2022. Net service revenue increased due to a 8.2% increase in revenues per billable hour and a 4.2% increase in billable hours for the year ended December 31, 2023 in our personal care segment compared to 2022. The increase in our hospice segment revenue was primarily due to an increase in average daily census and revenue per patient day, mainly attributed to the acquisition of Tennessee Quality Care on August 1, 2023. The increase in our home health segment is primarily due to the full-year effect in 2023 of the acquisition of Apple Home on October 1, 2022 and the acquisition of Tennessee Quality Care on August 1, 2023.

Gross profit, expressed as a percentage of net service revenues, increased to 32.1% for the year ended December 31, 2023, from 31.5% in 2022. The increase was primarily attributable to the increase in gross profit percentage in our personal care and home health segments of 1.6% and 6.6%, respectively, offset by a decline in our hospice segment of 3.2%. The home health increase was primarily attributable to the Tennessee Quality Care acquisition on August 1, 2023.

General and administrative expenses increased to $234.8 million for the year ended December 31, 2023 compared to $216.9 million in 2022. The increase in general and administrative expenses was primarily due to acquisitions that resulted in an increase in administrative employee wages, taxes and benefit costs of $16.3 million. General and administrative expenses, expressed as a percentage of net service revenues, decreased to 22.2% for 2023, from 22.8% in 2022.

Depreciation and amortization were $14.1 million for each of the years ended December 31, 2023 and 2022.

Total interest expense, net increased to $9.6 million from $8.6 million for the year ended December 31, 2023 compared to 2022. The increase in interest expense was primarily due to higher average outstanding borrowings from additional borrowings used to fund acquisitions and increased interest rates under our credit facility for the year ended December 31, 2023 compared to 2022.

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. The effective income tax rate was 23.1% and 23.5% for the years ended December 31, 2023 and 2022, respectively. Our lower effective income tax rate in 2023 was principally due to the inclusion of state taxes and non-deductible compensation, partially offset by excess tax benefit and the use of federal employment tax credits. For the years ended December 31, 2023 and 2022, the state tax rates were 5.6% and 6.0%, respectively.

Results of Operations – Segments

The following tables and related analysis summarize our operating results and business metrics by segment:

Personal Care Segment

	For the Years Ended December 31,
	2023		2022		Change
	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$794,718	100.0%	$706,507	100.0%	$88,211	12.5%
Cost of services revenues	572,807	72.1	520,617	73.7	52,190	10.0
Gross profit	221,911	27.9	185,890	26.3	36,021	19.4
General and administrative expenses	64,382	8.1	60,532	8.6	3,850	6.4
Segment operating income	$157,529	19.8%	$125,358	17.7%	$32,171	25.7%

Business Metrics (Actual Numbers, Except Billable Hours in Thousands)
Locations at period end	156		156
Average billable census * (1)	38,521		37,482		1,039	2.8%
Billable hours * (2)	30,658		29,412		1,246	4.2
Average billable hours per census per month * (2)	66.2		65.1		1.1	1.7
Billable hours per business day * (2)	117,915		113,122		4,793	4.2
Revenues per billable hour * (2)	$25.86		$23.91		$1.95	8.2%
Same store growth revenue % * (3) (4)	12.1%		4.6%

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

(3)
2023 same store growth reflects the change in year-over-year revenue for the same store base. We define the same store base to include those stores open for at least 52 full weeks. This measure highlights the performance of existing stores, while excluding the impact of acquisitions, new store openings and closures, and ARPA associated revenue from this calculation.
(4)
2022 same store growth reflects the change in year-over-year revenue for the same store base. We define the same store base to include those stores open for at least 52 full weeks. This measure highlights the performance of existing stores, while excluding the impact of acquisitions, new store openings and closures, the New York CDPAP and ARPA associated revenue from this calculation.

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

The personal care segment derives a significant amount of net service revenues from operations in Illinois, which represented 51.7% and 51.1% of our net service revenues for the years ended December 31, 2023 and 2022, respectively. One payor client, the Illinois Department on Aging, accounted for 20.9% and 20.7% of net service revenues for the years ended December 31, 2023 and 2022, respectively. Net service revenues from state, local and other governmental programs accounted for 50.4% and 49.3% of net service revenues for the years ended December 31, 2023 and 2022, respectively. Managed care organizations accounted for 46.2% and 46.3% of net service revenues for the years ended December 31, 2023 and 2022, respectively, with commercial insurance, private pay and other payors accounting for the remainder of net service revenues.

Net service revenues increased by 12.5% for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily as a result of an increase in revenues per billable hour of 8.2%, mainly attributed to rate increases discussed above.

Gross profit, expressed as a percentage of net service revenues, increased from 26.3% for the year ended December 31, 2022 to 27.9% for the year ended December 31, 2023 due to a decrease of 1.1% in direct payroll expense as a percentage of net service revenues.

The personal care segment’s general and administrative expenses primarily consist of administrative employee wages, taxes and benefit costs, rent, information technology and office expenses. General and administrative expenses, expressed as a percentage of net service revenues, was 8.1% and 8.6% for the years ended December 31, 2023 and 2022, respectively.

Hospice Segment

	For the Years Ended December 31,
	2023		2022		Change
	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$207,155	100.0%	$201,772	100.0%	$5,383	2.7%
Cost of services revenues	110,219	53.2	100,956	50.0	9,263	9.2
Gross profit	96,936	46.8	100,816	50.0	(3,880)	(3.8)
General and administrative expenses	52,083	25.1	49,742	24.7	2,341	4.7
Segment operating income	$44,853	21.7%	$51,074	25.3%	$(6,221)	(12.2)%

Business Metrics (Actual Numbers)
Locations at period end	39		33
Admissions * (1)	12,902		13,171		(269)	(2.0)%
Average daily census * (2)	3,415		3,279		136	4.1
Average length of stay * (3)	94.4		87.7		6.7	7.7
Patient days * (4)	1,203,522		1,176,193		27,329	2.3
Revenue per patient day * (5)	$175.43		$171.55		$3.88	2.3%
Organic growth
- Revenue * (6)	2.0%		0.4%
- Average daily census * (6)	0.3%		1.9%

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

Hospice generates revenue by providing care to patients with a life expectancy of six months or less, as well as related services for their families. Hospice offers four levels of care, as defined by Medicare, to meet the varying needs of patients and their families. The four levels of hospice include routine care, continuous care, general inpatient care and respite care. Our hospice segment principally provides routine care.

Net service revenues from Medicare accounted for 89.9% and 90.9% and Medicare Advantage accounted for 3.4% and 3.6% for the years ended December 31, 2023 and 2022, respectively. Net service revenues increased by $5.4 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to increases in average daily census and revenue per patient day, mainly attributed to the organic growth and the acquisitions of the operations of Tennessee Quality Care on August 1, 2023 and JourneyCare on February 1, 2022.

Gross profit, expressed as a percentage of net service revenues, was 46.8% and 50.0% for the years ended December 31, 2023 and 2022, respectively. The decrease in gross profit as a percentage of net service revenues was mainly attributed to higher direct employee wages, taxes and benefit costs of $6.4 million.

The hospice segment’s general and administrative expenses primarily consist of administrative employee wages, taxes and benefit costs, rent, information technology and office expenses. General and administrative expenses, expressed as a percentage of net service revenues, was 25.1% and 24.7% for the years ended December 31, 2023 and 2022, respectively. The increase in general and administrative expenses was primarily due to acquisitions that resulted in a $2.4 million increase in administrative employee wages for the year ended December 31, 2023.

Home Health Segment

	For the Years Ended December 31,
	2023		2022		Change
	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$56,778	100.0%	$42,841	100.0%	$13,937	32.5%
Cost of services revenues	35,749	63.0	29,808	69.6	5,941	19.9
Gross profit	21,029	37.0	13,033	30.4	7,996	61.4
General and administrative expenses	14,017	24.7	10,251	23.9	3,766	36.7
Segment operating income	$7,012	12.3%	$2,782	6.5%	$4,230	152.0%

Business Metrics (Actual Numbers)
Locations at period end	24		13
New admissions * (1)	16,251		14,452		1,799	12.4%
Recertifications * (2)	9,030		5,838		3,192	54.7
Total volume * (3)	25,281		20,290		4,991	24.6
Visits * (4)	344,919		293,381		51,538	17.6%
Organic growth
- Revenue * (5)	(7.1)%		8.2%

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

Home health generates revenue by providing home health services on a short-term, intermittent or episodic basis to individuals, generally to treat an illness or injury. Net service revenues from Medicare accounted for 72.3% and 73.5% and managed care organizations accounted for 22.2% and 20.3% for the years ended December 31, 2023 and 2022, respectively. Home health services provided to Medicare beneficiaries are paid under the Medicare HHPPS, which uses national, standardized 30-day period payment rates for periods of care. CMS uses the PDGM as the case-mix classification model to place periods of care into payment categories, classifying patients based on clinical characteristics. An outlier adjustment may be paid for periods of care in which costs exceed a specific threshold amount.

Net service revenues increased by $13.9 million for the year ended December 31, 2023 compared to 2022. Total visits increased for the year ended December 31, 2023, mainly attributed to the acquisition of Tennessee Quality Care on August 1, 2023 and the full-year effect in 2023 of the acquisition of Apple Home on October 1, 2022.

Gross profit, expressed as a percentage of net service revenues, was 37.0% and 30.4% for the years ended December 31, 2023 and 2022, respectively. The increase in gross profit as a percentage of net service revenues was due to a decrease of 6.6% in direct payroll expense as a percentage of net service revenues.

The home health segment’s general and administrative expenses consist of administrative employee wages, taxes and benefit costs, rent, information technology and office expenses. General and administrative expenses, expressed as a percentage of net service revenues, was 24.7% and 23.9% for the years ended December 31, 2023 and 2022, respectively. The increase in general and administrative expenses was primarily due to acquisitions that resulted in a $3.1 million increase in administrative employee wages, taxes and benefit costs and a $0.3 million increase in rent expenses for the year ended December 31, 2023.

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

We define Adjusted EBITDA as earnings before interest expense, other non-operating income, taxes, depreciation, amortization, acquisition expenses, stock-based compensation expense, restructure expenses and other non-recurring costs, loss on the sale of assets and retroactive rate increases from New York. The Company defined adjusted EBITDA to exclude net COVID expenses arising from the pandemic from the second quarter of 2020 to the first quarter of 2021. Adjusted EBITDA is a performance measure used by management that is not calculated in accordance with GAAP. It should not be considered in isolation or as a substitute for net income, operating income or any other measure of financial performance calculated in accordance with GAAP. Additionally, our calculation of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

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

•
We recorded stock-based compensation expense of $10.3 million, $10.6 million and $9.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. By comparing our Adjusted EBITDA in different periods, our investors can evaluate our operating results without stock-based compensation expense, which is a non-cash expense which we believe is not a key measure of our operations.

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
•
Adjusted EBITDA does not reflect any acquisition expenses;
•
Adjusted EBITDA does not reflect any stock-based compensation;
•
Adjusted EBITDA does not reflect any restructure expense and other non-recurring costs;
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

The following table sets forth a reconciliation of net income, the most directly comparable GAAP measure, to Adjusted EBITDA:

	For the Years Ended December 31,
	2023	2022	2021
	(Amounts In Thousands)
Reconciliation of net income to Adjusted EBITDA (a):
Net income	$62,516	$46,025	$45,126
Interest expense, net	9,630	8,566	5,538
Impact of retroactive New York rate increase	(868)	—	—
Income tax expense	18,810	14,146	15,272
Depreciation and amortization	14,126	14,060	14,494
Acquisition expenses	6,220	7,657	7,306
Stock-based compensation expense	10,319	10,625	9,434
Restructure expense and other related costs	269	461	1,057
COVID-19 expense, net (b)	—	—	(591)
(Gain) loss on sale of assets	(2)	(60)	25
Adjusted EBITDA*	$121,020	$101,480	$97,661

(a)
The selected historical Consolidated Statements of Income data for the fiscal years ended December 31, 2023, 2022 and 2021, were derived from our audited Consolidated Financial Statements.
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

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand and cash from operations and borrowings under our credit facility. At December 31, 2023 and 2022, we had cash balances of $64.8 million and $80.0 million, respectively. Cash flows from operating activities represent the inflow of cash from our payor clients and the outflow of cash for payroll and payroll taxes, operating expenses, interest and taxes.

We drew approximately $110.0 million on the revolver portion of our credit facility to fund, in part, the purchase price paid in connection with the Tennessee Quality Care acquisition, and repaid $118.5 million under our revolving credit facility in 2023. At December 31, 2023, we had a total of $126.4 million in revolving loans, with an interest rate of 7.21% outstanding on our credit facility. After giving effect to the amounts drawn on our credit facility, approximately $8.0 million of outstanding letters of credit and borrowing limits based on an advance multiple of Adjusted EBITDA (as defined in the Credit Agreement), we had $470.0 million of capacity and $335.6 million available for borrowing under our credit facility. At December 31, 2022, we had a total of $134.9 million of revolving loans, with an interest rate of 6.13%. During the year ended December 31, 2022, the Company drew approximately $47.0 million on the revolver portion of its credit facility to fund, in part, the Journey Care and Apple Home acquisitions on February 1, 2022 and October 1, 2022, respectively.

Our credit facility requires us to maintain a total net leverage ratio not exceeding 3.75:1.00. At December 31, 2023, we were in compliance with our financial covenants under the Credit Agreement. Although we believe our liquidity position remains strong, we can provide no assurance that we will remain in compliance with the covenants in our Credit Agreement, and in the future, it may prove necessary to seek an amendment with the bank lending group under our credit facility. Additionally, there can be no assurance that we will be able to raise additional funds on terms acceptable to us, if at all.

Borrowing Capacity

The Company’s Credit Agreement provides for a $600.0 million revolving credit facility and a $125.0 million incremental loan facility, which incremental loan facility may be for term loans or an increase to the revolving loan commitments. The maturity of the credit facility is July 30, 2026. Pursuant to the Third Amendment to Amended and Restated Credit Agreement dated as of April 26, 2023, the Company amended its credit facility to replace the London Inter-Bank Offered Rate (“LIBOR”) with the secured overnight financing rate as administered by the Federal Reserve Bank of New York (“SOFR”) as the benchmark reference rate for loans under its credit facility. The transition to SOFR did not and is not expected to have a material impact on the Company’s results of operations or liquidity.

See Note 7, Long-Term Debt, to the Notes to Consolidated Financial Statements for additional details of our long-term debt.

Current Macroeconomic Conditions and COVID-19 Relief Funding

Economic conditions in the United States continue to be challenging in various respects. For example, the United States economy continues to experience significant inflationary pressures, elevated interest rates, challenging labor market conditions, and disruptions to supply networks. Any resulting economic downturn would pose a risk to states’ revenues, which in turn could affect our reimbursements and collections received for services rendered. Depending on the severity and length of any potential economic downturn, states could face significant fiscal challenges and revise their revenue forecasts and adjust their budgets, and sales tax collections and income tax withholdings could be depressed in fiscal year 2023 (which began July 1 in most states), and, potentially, future fiscal years. In this regard, Illinois, New Mexico and New York, our top three personal care markets, previously revised revenue estimates downward for the 2022 fiscal year as the result of earlier negative economic conditions arising from the pandemic. Also, in response to reduced revenues, the state of New York authorized the issuance of short-term bonds and implemented uniform reductions to Medicaid payments, applicable to home health and personal care services (hospice services were exempt). These reductions took effect for dates of service on or after April 2, 2020, and were eliminated effective April 1, 2022.

COVID-19 Provider Relief Fund

In response to the COVID-19 pandemic, the federal government took various measures intended to assist healthcare providers, including authorizing several forms of financial relief. One of the primary sources of relief for eligible healthcare providers was the Provider Relief Fund, distributions from which were intended to compensate healthcare providers for lost revenues and healthcare related expenses incurred in response to the COVID-19 pandemic. Recipients were not required to repay funding received, provided that they attested to and complied with certain terms and conditions.

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

Payroll tax deferral

The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) also provides for certain federal income and other tax changes, including allowing for the deferral of the employer portion of Social Security payroll taxes through December 31, 2020. The payroll tax deferral requires that the deferred payroll taxes be paid over two years, with half of the eligible deferred amount required to be paid by December 31, 2021 and the other half by December 31, 2022. The Company received a cash benefit of approximately $7.1 million related to the deferral of employer payroll taxes for 2020 under the CARES Act, for the period April 2, 2020 through June 30, 2020. Effective July 1, 2020, the Company began paying its deferred portion of employer Social Security payroll taxes and repaid $4.1 million and $3.0 million as of December 31, 2022 and 2021, respectively.

ARPA Spending Plans

The ARPA became law on March 11, 2021 and provides for $350 billion in relief funding for eligible state, local, territorial, and Tribal governments to mitigate the fiscal effects of the COVID-19 public health emergency. Additionally, the law provided for a 10 percentage point increase in federal matching funds for Medicaid HCBS from April 1, 2021, through March 31, 2022, provided the state satisfied certain conditions. States are permitted to use the state funds equivalent to the additional federal funds through March 31, 2025. States must use the monies attributable to this matching fund increase to supplement, not supplant, their level of state spending for the implementation of activities enhanced under the Medicaid HCBS in effect as of April 1, 2021.

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

The Company received state funding provided by the ARPA in an aggregate amount of $3.7 million and $23.4 million for the years ended December 31, 2023 and 2022, respectively. The Company recorded revenue of $0.3 million and $1.9 million and related cost of service revenues of $0.1 million and $1.5 million for certain states that met the revenue recognition criteria for the years ended December 31, 2023 and 2022, respectively. The Company deferred the remaining $3.4 million and $21.5 million, which was received from states with specific spending plans and reporting requirements, for the years ended December 31, 2023 and 2022, respectively. The Company utilized $10.5 million and $8.6 million of these funds during the years ended December 31, 2023 and 2022, respectively, primarily for caregivers and adding support to recruiting and retention efforts. The deferred portion of ARPA funding was $5.8 million and $12.9 million for the years ended December 31, 2023 and 2022, respectively, which is included within Government stimulus advances on the Company’s Consolidated Balance Sheets.

Medicare sequester

The CARES Act and related legislation also include other provisions offering financial relief, including, for example, temporarily suspending the Medicare sequester, which would have otherwise reduced payments to Medicare providers by 2% as required by the Budget Control Act of 2011. The sequestration adjustment resumed with a 1% reduction beginning April 1, 2022, and a 2% reduction beginning July 1, 2022. These sequestration cuts have been extended through April 2032.

In our hospice segment, Medicare sequester relief resulted in an increase in net service revenues of $0.0 million and $1.4 million for the years ended December 31, 2023 and 2022, respectively. In our home health segment, Medicare sequester relief resulted in an increase in net service revenues of $0.0 million and $0.3 million, for the years ended December 31, 2023 and 2022, respectively.

However, the ARPA increased the federal budget deficit in a manner that triggers an additional statutorily mandated sequestration under the PAYGO Act. As a result, an additional Medicare payment reduction of up to 4% was required to take effect in January 2022. However, Congress has delayed implementation of this payment reduction until 2025. We cannot currently determine if, or to what extent, our business, results of operations, financial condition or liquidity will ultimately be impacted by mandated sequestration triggers under the PAYGO Act, or if or when the mandated sequestration will occur. Further, we anticipate that the federal deficit will continue to place pressure on government healthcare programs, and it is possible that future deficit reduction legislation will impose additional Medicare spending reductions.

Cash Flows

The following table summarizes historical changes in our cash flows for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
	(Amounts in Thousands)
Net cash provided by operating activities	$112,247	$105,110	$39,488
Net cash used in investing activities	(119,236)	(106,590)	(42,015)
Net cash (used in) provided by financing activities	(8,181)	(87,454)	26,344

Net cash provided by operating activities was $112.2 million for the year ended December 31, 2023, compared to $105.1 million in 2022 primarily due to the timing of receipts on accounts receivable and the timing of government stimulus funds. The changes in accounts receivable were primarily related to the growth in revenue and a decrease in days sales outstanding (“DSO”) during the year ended December 31, 2023 compared to 2022, as described below. The related receivables due from the Illinois Department on Aging represented 25.8% and 18.0% of net accounts receivable at December 31, 2023 and 2022, respectively.

Net cash used in investing activities was $119.2 million for the year ended December 31, 2023, compared to $106.6 million for the year ended December 31, 2022. Our investing activities for the year ended December 31, 2023 consisted of $1.0 million primarily for the acquisition of CareStaff, $111.2 million for the acquisition of Tennessee Quality Care and $9.4 million in purchases of property and equipment primarily related to technology infrastructure. Our investing activities for the year ended December 31, 2022 primarily consisted of $86.6 million primarily for the acquisition of JourneyCare, $12.7 million for the acquisition of Apple Home and $8.3 million in purchases of property and equipment primarily related to technology infrastructure.

Net cash used in financing activities was $8.2 million for the year ended December 31, 2023 compared to $87.4 million for the year ended December 31, 2022. Our financing activities for the year ended December 31, 2023 included borrowings of $110.0 million on the revolver portion of our credit facility to fund two acquisitions and the payment of $118.5 million of our revolving loans. Our financing activities for the year ended December 31, 2022 included borrowings of $47.0 million on the revolver portion of our credit facility to fund two acquisitions and the payment of $137.0 million of our revolving loans.

Outstanding Accounts Receivable

Gross accounts receivable as of December 31, 2023 and 2022 were $117.8 million and $127.1 million, respectively. Outstanding accounts receivable, net of the allowance for credit losses, decreased by $10.0 million as of December 31, 2023 compared to December 31, 2022. The open receivable balance from the Illinois Department on Aging, the largest payor program for the Company’s Illinois personal care operation, increased by $7.3 million from $22.5 million as of December 31, 2022 to $29.8 million as of December 31, 2023. Our collection procedures include review of account aging and direct contact with our payors. We have historically not used collection agencies. An uncollectible amount is written off to the allowance account after reasonable collection efforts have been exhausted.

We calculate our DSO by taking the accounts receivable outstanding, net of the allowance for credit losses, divided by the net service revenues for the last quarter, multiplied by the number of days in that quarter. Our DSOs were 39 days and 45 days at December 31, 2023 and 2022, respectively. The DSOs for our largest payor, the Illinois Department on Aging, at December 31, 2023 and 2022 were 50 days and 42 days, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2023, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

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

As of December 31, 2023 and 2022, goodwill was $663.0 million and $582.8 million, respectively, included in our Consolidated Balance Sheets. The carrying value of our goodwill is the excess of the purchase price over the fair value of the net assets acquired from various acquisitions. In accordance with ASC Topic 350, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite useful lives are not amortized. We test goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. We may elect to use a qualitative test to determine whether impairment has occurred, focused on various factors including macroeconomic conditions, market trends, specific reporting unit financial performance and other entity specific events, to determine if it is more likely than not that the fair value of a reporting unit exceeds its carrying value, including goodwill. We may also bypass the qualitative assessment and perform a quantitative test. Additionally, it is our policy to update the fair value calculation of our reporting units and perform the quantitative goodwill impairment test on a periodic basis. The quantitative goodwill impairment test involves comparing the fair value of a reporting unit with its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, then goodwill is not impaired. If the fair value of a reporting unit is less than its carrying value, then goodwill is impaired to the extent of the difference.

For the years ended December 31, 2023, 2022 and 2021, we performed the quantitative analysis to evaluate whether an impairment occurred. Since quoted market prices for our reporting units are not available, we rely on widely accepted valuation techniques to determine fair value, including discounted cash flow and market multiple approaches, which capture both the future income potential of the reporting unit and the market behaviors and actions of market participants in the industry that includes the reporting unit. These types of models require us to make assumptions and estimates regarding future cash flows, industry-specific economic factors and the profitability of future business strategies. The discounted cash flow model uses a projection of estimated operating results and cash flows that are discounted using a weighted average cost of capital. The market multiple model estimates fair value based on market multiples of earnings before interest, taxes and depreciation and amortization. Under the discounted cash flow model, the projection uses management’s best estimates of economic and market conditions over the projected period for each reporting unit using significant assumptions such as revenue growth rates, operating margins and the weighted-average cost of capital.

Based on the totality of the information available, we concluded that it was more likely than not that the estimated fair values of our reporting units were greater than their carrying values. Consequently, we concluded that there were no impairments for the years ended December 31, 2023, 2022 or 2021. For the fiscal year 2023 impairment tests, the fair value of the reporting units exceeded their respective carrying values (commonly referred to as “headroom”) by at least 100% in the personal care and in the home health reporting unit, and 20% in the hospice reporting unit. The headroom percentage for the hospice reporting unit decreased as compared to the prior year primarily due to the result of labor shortages with rising costs adding pressure to gross margin and patient volumes have not rebounded as quickly following the acute phase of the COVID-19 pandemic as previously anticipated. We performed a sensitivity analysis on this reporting unit and determined that a more than 1.2% increase to the weighted- average cost of capital, the most sensitive assumption used in the estimate, would result in the fair value being lower than the carrying value. The Company bases its fair value estimates on assumptions management believes to be reasonable but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

As of December 31, 2023 and 2022, intangibles, net of accumulated amortization, was $92.0 million and $72.2 million, respectively, included in our Consolidated Balance Sheets. Our identifiable intangible assets consist of customer and referral relationships, trade names, trademarks, state licenses and non-competition agreements. Definite-lived intangible assets are amortized using straight-line and accelerated methods based upon the estimated useful lives of the respective assets, which range from one to twenty-five years, and assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Customer and referral relationships are amortized systematically over the periods of expected economic benefit, which range from five to ten years. We would recognize an impairment loss when the estimated future non-discounted cash flows associated with the intangible asset are less than the carrying value. An impairment charge would then be recorded for the excess of the carrying value over the fair value. We estimate the fair value of these intangible assets using the income approach. In accordance with ASC Topic 350, Goodwill and Other Intangible Assets, intangible assets with indefinite useful lives are not amortized. We test intangible assets with indefinite useful lives for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. No impairment charge was recorded for the years ended December 31, 2023, 2022 or 2021. Amortization of intangible assets is reported in the statement of income caption, “Depreciation and amortization” and not included in the income statement caption cost of service revenues.

Recent Accounting Pronouncements

Refer to Note 1 to the Notes to Consolidated Financial Statements for further discussion.

Standby Letters of Credit

We had outstanding letters of credit of $8.0 million at December 31, 2023. These standby letters of credit benefit our third-party insurer for our high deductible workers’ compensation insurance program. The amount of the letters of credit is negotiated annually in conjunction with the insurance renewals.

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

As of December 31, 2023, the Company had outstanding debt on our revolving loan under our credit facility of $126.4 million, payable on July 30, 2026. Interest payments associated with the debt aggregate to $27.1 million, with $10.8 million payable within 12 months. As described in Note 7 to the Notes to Consolidated Financial Statements, interest on borrowings under the revolving loan are variable. The calculated interest payable amounts use actual rates available through January 2024 and assumes the January rates of 7.21%, respectively, for all future interest payable on the revolving loans. See Note 7, Long-Term Debt, to the Notes to Consolidated Financial Statements for additional details of our long-term debt.

Leases

The Company has lease arrangements for local branches, our corporate headquarters and certain equipment. As of December 31, 2023, the Company had fixed lease payment obligations aggregating to $61.2 million, with $13.8 million payable within 12 months. See Note 2, Leases, to the Notes to Consolidated Financial Statements for additional details of our leases.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. As of December 31, 2023, we had outstanding borrowings of approximately $126.4 million on our credit facility, all of which was subject to variable interest rates. As of December 31, 2022, we had outstanding borrowings of approximately $134.9 million on our credit facility, all of which was subject to variable interest rates. If the variable rates on this debt were 100 basis points higher than the rate applicable to the borrowing during the year ended December 31, 2023, our net income would have decreased by $1.0 million, or $0.06 per diluted share. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.

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

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Under SEC Staff guidance, companies are permitted to exclude acquisitions from their first assessment of internal control over financial reporting which covers the period in which such acquisition was completed. We excluded Coastal Nursecare of Florida, Inc. (“CareStaff”) and American Home Care, LLC, a Tennessee limited liability company (“AHC”), and its subsidiaries, Homecare, LLC, a Tennessee limited liability company (“Homecare”), Tennessee Valley Home Care, LLC (d/b/a Tennessee Quality Care – Home Health), a Tennessee limited liability company (“TQC – Home Health”), and Tri-County Home Health and Hospice, LLC (d/b/a Tennessee Quality Care - Hospice), a Tennessee limited liability company (“TQC – Hospice”, and collectively with AHC, Homecare, and TQC – Home Health “Tennessee Quality Care”) each of which are wholly-owned subsidiaries, from our assessment of internal control over financial reporting as of December 31, 2023 because they were acquired in purchase business combinations on January 1, 2023 and August 1, 2023, respectively.

•	CareStaff represented 0.2% of our revenues and 0.4% of our operating income, respectively, for the year ended December 31, 2023.

•	Tennessee Quality Care represented 1.5% of our revenues and 3.3% of our operating income, respectively, for the year ended December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears within Part IV, Item 15—“Exhibits and Financial Statement Schedules.”.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable. Without limiting the generality of the foregoing, during the quarter ended December 31, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, as such terms are defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K as we intend to file our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders pursuant to Regulation 14A of the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the 2024 Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2023.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the 2024 Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the 2024 Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the 2024 Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the 2024 Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2023.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
(1), (2) The Financial Statements listed on the index on page F-1 following are included herein. All schedules are omitted, either because they are not applicable or because the required information is shown in the financial statements or the notes thereto.
(b)
Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Date Filing	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation of Addus HomeCare Corporation dated as of October 27, 2009.	10-Q	001-34504	11/20/2009	3.1

3.2	Amended and Restated Bylaws of Addus HomeCare Corporation, as amended by the First Amendment to Amended and Restated Bylaws.	10-Q	001-34504	05/9/2013	3.2

4.1	Form of Common Stock Certificate.	S-1	333-160634	10/2/2009	4.1

4.2	Description of Securities of Addus HomeCare Corporation Registered under Section 12 of the Exchange Act.	10-K	001-34504	8/10/2020	4.2

10.1*	Addus Holding Corporation 2006 Stock Incentive Plan.	S-1	333-160634	7/17/2009	10.12

10.2*	Director Form of Non-Qualified Stock Option Certificate under the 2006 Stock Incentive Plan.	S-1	333-160634	7/17/2009	10.13

10.3*	Executive Form of Non-Qualified Stock Option Certificate under the 2006 Stock Incentive Plan.	S-1	333-160634	7/17/2009	10.14

10.4	2009 Form of Indemnification Agreement.	S-1	333-160634	7/17/2009	10.16

10.5*	Form of Addus HomeCare Corporation 2009 Stock Incentive Plan.	S-1	333-160634	9/21/2009	10.20

10.6*	Form of Nonqualified Stock Option Award Agreement pursuant to the 2009 Stock Incentive Plan.	S-1	333-160634	9/21/2009	10.20(a)

10.7*	Form of Restricted Stock Award Agreement pursuant to the 2009 Stock Incentive Plan.	S-1	333-160634	9/21/2009	10.20(b)

10.8	Securities Purchase Agreement, dated as of April 24, 2015, by and among Addus HealthCare, Inc., Margaret Coffey, Carol Kolar, South Shore Home Health Service, Inc. and Acaring Home Care, LLC.	10-Q	001-34504	5/8/2015	10.1

10.9

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

		10-Q	001-34504	5/9/2017	10.3

10.10*	Addus HomeCare Corporation’s 2017 Omnibus Incentive Plan, effective as of April 27, 2017.	8-K	001-34504	6/16/2017	10.1

10.11*	Form of Nonqualified Stock Option Award Agreement pursuant to the 2017 Omnibus Incentive Plan.	10-K	001-34504	3/14/2018	10.28

10.12*	Form of Restricted Stock Award Agreement pursuant to the 2017 Omnibus Incentive Plan.	10-K	001-34504	3/14/2018	10.29

10.13	Stock Purchase Agreement, dated February 27, 2018, by and among Addus Healthcare, Inc., Michael J. Merrell and Mary E. Merrell, individually, Michael J. Merrell and Mary E. Merrell, as Trustees of the Merrell Revocable Trust UTA dated June 3, 2012, and Michael J. Merrell and Mary E. Merrell, as Trustees of the Ambercare Corporation Employee Stock Ownership Plan Trust.	8-K	001-34504	3/5/2018	10.1

10.14	Amended and Restated Credit Agreement by and among Addus HealthCare, Inc., as borrower, the Company, the other Credit Parties party thereto, the Lenders and L/C Issuers party thereto, and Capital One, National Association, as administrative agent.	10-Q	001-34504	8/11/2018	10.2

10.15*	Second Amended and Restated Employment and Non-Competition Agreement, dated November 5, 2018, by and between Addus HealthCare, Inc. and R. Dirk Allison.	10-Q	001-34504	8/11/2018	10.3

10.16*	Second Amended and Restated Employment and Non-Competition Agreement, dated November 5, 2018, by and between Addus HealthCare, Inc. and Brian Poff.	10-Q	001-34504	8/11/2018	10.4

10.17*	Second Amended and Restated Employment and Non-Competition Agreement, dated November 5, 2018, by and between Addus HealthCare, Inc. and Darby Anderson.	10-Q	001-34504	8/11/2018	10.6

10.18*	Second Amended and Restated Employment and Non-Competition Agreement, dated November 5, 2018, by and between Addus HealthCare, Inc. and W. Bradley Bickham.	10-Q	001-34504	8/11/2018	10.7

10.19	Amended and Restated Credit Agreement, dated as of October 31, 2018, by and among Addus HealthCare, Inc., as borrower, the Company, the other Credit Parties party thereto, the Lenders and L/C Issuers party thereto, and Capital One, National Association, as administrative agent.	10-Q	001-34504	11/8/2018	10.2

10.20*	Employment and Non-Competition Agreement, effective April 29, 2019, by and between Addus HealthCare, Inc. and Sean Gaffney.	8-K	001-34504	4/8/2019	99.2

10.21*	Employment and Non-Competition Agreement, effective November 7, 2019, by and between Addus HealthCare, Inc. and David Tucker.	10-K	001-34504	8/10/2020	10.40

10.22*	Employment and Non-Competition Agreement, effective November 7, 2019, by and between Addus HealthCare, Inc. and Mike Wattenbarger.	10-K	001-34504	8/10/2020	10.41

10.23	Equity Purchase Agreement, dated August 25, 2019, by and among Addus Healthcare, Inc., Hospice Partners of America, LLC, New Capital Partners II – HS, Inc., Senior Care Services, LLC, Eastside Partners II, L.P., and New Capital Partners II, LLC.	S-3ASR	333-233600	9/3/2019	2.1

10.24	First Amendment to Amended and Restated Credit Agreement, dated as of September 12, 2019, by and among Addus HealthCare, Inc., as the Borrower, Addus HomeCare Corporation, other Credit Parties party thereto, Capital One, National Association, as administrative agent and as a Lender, and the other Lenders party thereto.	10-Q	001-34504	9/13/2019	10.1

10.25	Unit Purchase Agreement, dated November 10, 2020, by and among Addus Healthcare, Inc., Queen City Hospice, LLC, Miracle City Hospice, LLC, and QCH Holdings LLC.	10-K	001-34504	3/1/2021	10.45

10.26	Amendment to Unit Purchase Agreement, dated December 3, 2020, by and among Addus Healthcare, Inc., Queen City Hospice, LLC, Miracle City Hospice, LLC, and QCH Holdings LLC.	10-K	001-34504	3/1/2021	10.46

10.27*	Employment and Non-Competition Agreement, effective June 14, 2021, by and between Addus HealthCare, Inc. and Roberton James Stevenson.	10-Q	001-34504	8/4/2021	10.2

10.28**	Second Amendment to Amended and Restated Credit Agreement, dated as of July 30, 2021, by and among Addus HealthCare, Inc., as the Borrower, Addus HomeCare Corporation, the other Credit Parties party thereto, Capital One, National Association, as administrative agent and as a Lender, and the other Lenders party thereto.	8-K	001-34504	8/4/2021	10.1

10.29*	2022 Form of Indemnification Agreement.	10-K	001-34504	2/25/2022	10.50

10.30*	Amended and Restated Employment and Non-Competition Agreement, effective March 1, 2022, by and between Addus HealthCare, Inc. and Monica Raines.	10-Q	001-34504	5/23/2022	10.1

10.31*	Employment and Non-Competition Agreement, effective April 20, 2022, by and between Addus HealthCare, Inc. and Cliff Blessing.	10-Q	001-34504	8/2/2022	10.1

10.32	Third Amendment to Amended and Restated Credit Agreement, dated as of April 26, 2023, by and among Addus HealthCare, Inc., as the Borrower, Addus HomeCare Corporation, the other Credit Parties party thereto, Capital One, National Association, as administrative agent and as a Lender, and the other Lenders party thereto.	10-Q	001-34504	5/2/2023	10.1

10.33*	Addus HomeCare Corporation Amended and Restated 2017 Omnibus Incentive Plan.	10-Q	001-34504	8/1/2023	10.1

10.34**	Membership Interests Purchase Agreement, dated June 28, 2023, by and among Addus HealthCare, Inc., HHH Newco Holdings, LLC, American Health Companies, LLC, American Home Care, LLC, Homecare, LLC, Tennessee Valley Home Care, LLC, and Tri-County Home Health and Hospice, LLC.	10-Q	001-34504	8/1/2023	10.1

21.1	Subsidiaries of Addus HomeCare Corporation.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1***	Addus Homecare Corporation Compensation Recoupment Policy

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

* Management compensatory plan or arrangement

** Schedules and exhibits have been omitted pursuant to Item 601 of Regulation S-K. The Company hereby undertakes to furnish supplementally a copy of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

***Filed herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Addus HomeCare Corporation

By:	/s/ R. DIRK ALLISON
R. Dirk Allison, Chief Executive Officer and Chairman of the Board

Date: February 27, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ R. DIRK ALLISON R. Dirk Allison	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 27, 2024

/s/ BRIAN POFF Brian Poff	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2024

/s/ HEATHER DIXON Heather Dixon	Director	February 27, 2024

/s/ MICHAEL EARLEY Michael Earley	Director	February 27, 2024

/s/ MARK L. FIRST Mark L. First	Director	February 27, 2024

/s/ DARIN J. GORDON Darin J. Gordon	Director	February 27, 2024

/s/ ESTEBAN LÓPEZ, M.D. Esteban López, M.D.	Director	February 27, 2024

/s/ VERONICA HILL-MILBOURNE	Director	February 27, 2024
Veronica Hill-Milbourne

/s/ JEAN RUSH	Director	February 27, 2024
Jean Rush

/s/ SUSAN T. WEAVER, M.D., FACP Susan T. Weaver, M.D., FACP	Director	February 27, 2024

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Addus HomeCare Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Addus HomeCare Corporation and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management has excluded Coastal Nursecare of Florida, Inc. (“CareStaff”) and American Home Care, LLC, a Tennessee limited liability company (“AHC”), and its subsidiaries, Homecare, LLC, a Tennessee limited liability company (“Homecare”), Tennessee Valley Home Care, LLC (d/b/a Tennessee Quality Care – Home Health), a Tennessee limited liability company (“TQC – Home Health”), and Tri-County Home Health and Hospice, LLC (d/b/a Tennessee Quality Care - Hospice), a Tennessee limited liability company (“TQC – Hospice”, and collectively with AHC, Homecare, and TQC – Home Health “Tennessee Quality Care”), from its assessment of internal control over financial reporting as of December 31, 2023, because they were acquired by the Company in purchase business combinations during 2023. We have also excluded Carestaff and Tennessee Quality Care from our audit of internal control over financial reporting. Carestaff and Tennessee Quality Care are wholly-owned subsidiaries whose total revenues and total operating income excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 0.2% and 1.5% of total revenues, respectively, and approximately 0.4% and 3.3% of total operating income, respectively, of the related consolidated financial statement amounts for the year ended December 31, 2023.

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

Valuation of Accounts Receivable, Net of Allowances for Implicit Price Concessions

As described in Note 1 to the consolidated financial statements, net service revenue is recognized at the amount that reflects the consideration the Company expects to receive in exchange for providing services directly to consumers. Amounts collected may be less than amounts billed due to implicit price concessions, resulting from client eligibility issues, insufficient or incomplete documentation, services at levels other than authorized, pricing differences and other reasons unrelated to credit risk. Management estimates the value of accounts receivable, net of allowances for implicit price concessions, based upon historical experience and other factors, including an aging of accounts receivable, evaluation of expected adjustments, past adjustments and collection experience in relation to amounts billed, current contract and reimbursement terms, shifts in payors and other relevant information. The evaluation of these historical and other factors involves complex, subjective judgments. Accounts receivable, net of allowances for implicit price concessions (before the allowance for credit losses) were $117.8 million as of December 31, 2023.

The principal considerations for our determination that performing procedures relating to the valuation of accounts receivable, net of allowances for implicit price concessions is a critical audit matter are (i) the significant judgment by management when developing the estimate of accounts receivable, net of allowances for implicit price concessions and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the estimate.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimate of accounts receivable, net of implicit price concessions, including controls over the allowance for implicit price concessions. These procedures also included, among others (i) testing management’s process for developing the estimate of accounts receivable, net of allowances for implicit price concessions; (ii) evaluating the relevance and use of historical experience data as an input into management’s estimate; (iii) testing the completeness and accuracy of underlying historical collection data used as an input into management’s estimate; (iv) testing, on a sample basis, the accuracy of revenue transactions and cash collections from the billing and collection data used as an input into the estimate; (v) evaluating the historical accuracy of management’s estimate of the amount expected to be collected by performing a retrospective comparison of actual cash collections to the related accounts receivable; and (vi) performing a comparison of the remaining uncollected accounts receivable balance as of a date subsequent to year end, to expected future cash collections based on the Company's historical collection patterns.

Goodwill Impairment Assessment – Hospice Reporting Unit

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s goodwill balance was $663.0 million as of December 31, 2023, and the goodwill associated with the Hospice reporting unit was $432.8 million. Management tests goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. The goodwill impairment test involves comparing the fair value of a reporting unit with its carrying value, including goodwill. Management estimated the fair value of the Hospice reporting unit using the discounted cash flow and market multiple approaches. These types of models require management to make assumptions and estimates regarding future cash flows, industry-specific economic factors and the profitability of future business strategies. The discounted cash flow model uses a projection of estimated operating results and cash flows that are discounted using a weighted-average cost of capital. The market multiple model estimates fair value based on market multiples of earnings before interest, taxes and depreciation and amortization (EBITDA). Under the discounted cash flow model, the projection uses management’s best estimates of economic and market conditions over the projected period for each reporting unit using significant assumptions such as revenue growth rates, operating margins, and the weighted-average cost of capital.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Hospice reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Hospice reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the revenue growth rates, operating margins, and the weighted-average cost of capital used in the discounted cash flow model, and the market multiples of EBITDA used in the market multiple model; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Hospice reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Hospice reporting unit; (ii) evaluating the appropriateness of the discounted cash flow model and market multiple model used by management; (iii) testing the completeness and accuracy of underlying data used by management in the discounted cash flow model and market multiple model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the revenue growth rates, operating margins, and the weighted-average cost of capital used in the discounted cash flow model and the market multiples of EBITDA used in the market multiple model. Evaluating management’s assumptions related to the revenue growth rates and operating margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Hospice reporting unit; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the discounted cash flow model and market multiples model, and the reasonableness of the weighted-average cost of capital and market multiples of EBITDA significant assumptions.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

February 27, 2024

We have served as the Company’s auditor since 2019.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2023 and 2022

(amounts and shares in thousands, except per share data)

	2023	2022
Assets
Current assets
Cash	$64,791	$79,961
Accounts receivable, net of allowances for credit losses	115,499	125,501
Prepaid expenses and other current assets	19,714	17,345
Total current assets	200,004	222,807
Property and equipment, net of accumulated depreciation and amortization	24,011	21,182
Other assets
Goodwill	662,995	582,837
Intangibles, net of accumulated amortization	91,983	72,188
Operating lease assets, net	45,433	38,980
Total other assets	800,411	694,005
Total assets	$1,024,426	$937,994
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$26,183	$22,092
Accrued payroll	56,551	44,937
Accrued expenses	33,236	27,507
Operating lease liabilities, current portion	11,339	10,801
Government stimulus advances	5,765	12,912
Accrued workers’ compensation insurance	12,043	12,897
Total current liabilities	145,117	131,146
Long-term liabilities
Long-term debt, net of debt issuance costs	124,132	131,772
Long-term operating lease liabilities	39,711	35,479
Other long-term liabilities	8,772	6,057
Total long-term liabilities	172,615	173,308
Total liabilities	$317,732	$304,454
Stockholders’ equity
Common stock—$.001 par value; 40,000 authorized and 16,227 and 16,128 shares issued and outstanding as of December 31, 2023 and 2022, respectively	$16	$16
Additional paid-in capital	403,846	393,208
Retained earnings	302,832	240,316
Total stockholders’ equity	706,694	633,540
Total liabilities and stockholders’ equity	$1,024,426	$937,994

See accompanying Notes to Consolidated Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2023, 2022 and 2021

(amounts and shares in thousands, except per share data)

	For the Years Ended December 31,
	2023	2022	2021
Net service revenues	$1,058,651	$951,120	$864,499
Cost of service revenues	718,775	651,381	594,651
Gross profit	339,876	299,739	269,848
General and administrative expenses	234,794	216,942	189,418
Depreciation and amortization	14,126	14,060	14,494
Total operating expenses	248,920	231,002	203,912
Operating income	90,956	68,737	65,936
Interest income	(1,476)	(341)	(268)
Interest expense	11,106	8,907	5,806
Total interest expense, net	9,630	8,566	5,538
Income before income taxes	81,326	60,171	60,398
Income tax expense	18,810	14,146	15,272
Net income	$62,516	$46,025	$45,126
Net income per common share
Basic net income per share	$3.91	$2.90	$2.87
Diluted net income per share	$3.83	$2.84	$2.81
Weighted average number of common shares and potential common shares outstanding:
Basic	15,996	15,861	15,737
Diluted	16,311	16,181	16,064

See accompanying Notes to Consolidated Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2023, 2022 and 2021

(amounts and shares in thousands)

	Common Stock		Additional Paid in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2021	15,826	16	369,495	149,165	518,676
Issuance of shares of common stock under restricted stock award agreements	89	—	—	—	—
Forfeiture of shares of common stock under restricted stock award agreements	(7)	—	—	—	—
Stock-based compensation	—	—	9,434	—	9,434
Shares issued for exercise of stock options	32	—	1,108	—	1,108
Net income	—	—	—	45,126	45,126
Balance at December 31, 2021	15,940	$16	$380,037	$194,291	$574,344
Issuance of shares of common stock under restricted stock award agreements	129	—	—	—	—
Forfeiture of shares of common stock under restricted stock award agreements	(4)	—	—	—	—
Stock-based compensation	—	—	10,625	—	10,625
Shares issued for exercise of stock options	63	—	2,546	—	2,546
Net income	—	—	-	46,025	46,025
Balance at December 31, 2022	16,128	$16	$393,208	$240,316	$633,540
Issuance of shares of common stock under restricted stock award agreements	86	—	—	—	—
Stock-based compensation	—	—	10,319	—	10,319
Shares issued for exercise of stock options	13	—	319	—	319
Net income	—	—	—	62,516	62,516
Balance at December 31, 2023	16,227	$16	$403,846	$302,832	$706,694

See accompanying Notes to Consolidated Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2023, 2022 and 2021

(amounts in thousands)

	For the Years
	Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$62,516	$46,025	$45,126
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	14,126	14,060	14,494
Deferred income taxes	2,819	3,908	7,282
Stock-based compensation	10,319	10,625	9,434
Amortization of debt issuance costs under the credit facility	860	860	804
Provision for credit losses	731	678	962
Impairment of operating lease assets	13	1,174	—
Gain on termination of operating leases	(23)	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	15,666	20,592	(3,916)
Prepaid expenses and other current assets	(3,113)	1,471	(8,599)
Government stimulus advances	(7,577)	8,739	(27,914)
Accounts payable	2,025	2,514	(4,810)
Accrued payroll	9,176	(918)	7,888
Accrued expenses and other liabilities	4,709	(4,618)	(1,263)
Net cash provided by operating activities	112,247	105,110	39,488
Cash flows from investing activities:
Business acquisition, net of cash acquired	(109,797)	(98,290)	(37,370)
Purchases of property and equipment	(9,454)	(8,300)	(4,645)
Proceeds on disposal of property and equipment	15	—	—
Net cash used in investing activities	(119,236)	(106,590)	(42,015)
Cash flows from financing activities:
Borrowings on revolver — credit facility	110,000	47,000	46,395
Payments on revolver — credit facility	(118,500)	(137,000)	—
Payments on term loan — credit facility	—	—	(18,130)
Payments for debt issuance costs under the credit facility	—	—	(3,029)
Cash received from exercise of stock options	319	2,546	1,108
Net cash (used in) provided by financing activities	(8,181)	(87,454)	26,344
Net change in cash	(15,170)	(88,934)	23,817
Cash, at beginning of period	79,961	168,895	145,078
Cash, at end of period	$64,791	$79,961	$168,895
Supplemental disclosures of cash flow information:
Cash paid for interest	$10,254	$7,985	$5,094
Cash paid for income taxes	14,985	1,483	17,820
Supplemental disclosures of non-cash investing and financing activities
Leasehold improvements acquired through tenant allowances	—	295	—
Licensing fees included in Fixed assets	4,000	4,000	—
Tax benefit related to the amortization of tax goodwill in excess of book basis	—	—	61

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

Hospice Revenue

The Company generates net service revenues from providing hospice services to consumers who are terminally ill as well as related services for their families. Net service revenues are recognized as services are provided and costs for delivery of such services are incurred. The estimated payment rates are daily rates for each of the levels of care the Company delivers. Hospice companies are subject to two specific payment limit caps under the Medicare program each federal fiscal year, the inpatient cap and the aggregate cap. The inpatient cap limits the number of inpatient care days provided to no more than 20% of the total days of hospice care provided to Medicare patients for the year. If a hospice exceeds the number of allowable inpatient care days, the hospice must refund any amounts received for inpatient care that exceed the total of: (i) the product of the total reimbursement paid to the hospice for inpatient care multiplied by the ratio of the maximum number of allowable inpatient days to the actual number of inpatient care days furnished by the hospice to Medicare patients; and (ii) the product of the number of actual inpatient days in excess of the limitation multiplied by the routine home care rate. The aggregate cap, which is calculated each federal fiscal year, limits the amount of Medicare reimbursement a hospice may receive, based on the number of Medicare patients served. If a hospice’s Medicare payments exceed its aggregate cap, it must repay Medicare for the excess amount. In federal fiscal year 2024, the aggregate cap is $33,494.01. For the years ended December 31, 2023 and 2022, the Company recorded a liability of $0.8 million and $0.9 million, respectively, related to the Medicare aggregate cap limit.

Home Health Revenue

The Company also generates net service revenues from providing home healthcare services directly to consumers mainly under contracts with Medicare and managed care organizations. Generally, these contracts, which are negotiated based on current contracting practices as appropriate for the payor, establish the terms of a relationship and set the broad range of terms for services to be performed on an episodic basis at a stated rate. Home health Medicare services are paid under the Medicare Home Health Prospective Payment System (“HHPPS”), which is based on 30-day periods of care as a unit of service. The HHPPS permits multiple, continuous periods per patient. Medicare payment rates for periods under HHPPS are determined through use of a case-mix classification system, the Patient-Driven Groupings Model (“PDGM”), which assigns patients to resource groups based on a patient’s clinical characteristics.

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

Subsequent adjustments to accounts receivable determined to be the result of an adverse change in the payor’s ability to pay are recognized as provision for credit losses. The majority of what historically was classified as provision for credit losses under operating expenses is now treated as an implicit price concession factored into the determination of net service revenues discussed above. Our collection procedures include review of account aging and direct contact with our payors. We have historically not used collection agencies. An uncollectible amount is written off to the allowance account after reasonable collection efforts have been exhausted. As of December 31, 2023 and 2022, the allowance for credit losses balance was $2.3 million and $1.6 million, respectively, which is included in accounts receivable, net of allowances for credit losses on the Company’s Consolidated Balance Sheets.

Activity in the allowance for credit losses is as follows (in thousands):

Allowance for credit losses	Balance at beginning of period	Additions/ charges	Deductions (1)	Balance at end of period
Year ended December 31, 2023
Allowance for credit losses	$1,634	731	55	$2,310
Year ended December 31, 2022
Allowance for credit losses	$1,433	678	477	$1,634
Year ended December 31, 2021
Allowance for credit losses	$973	962	502	$1,433

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

Operating lease assets are valued based on the initial operating lease liabilities plus any prepaid rent, reduced by tenant improvement allowances. Operating lease assets are tested for impairment in the same manner as our long-lived assets. For the years ended December 31, 2023 and 2022, the Company recorded $13,000 and $1.2 million, respectively, in impairment charges on operating lease assets, included within general administrative expenses. For the year ended December 31, 2021, the Company recorded no material impairment charges.

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

As of December 31, 2023 and 2022, goodwill was $663.0 million and $582.8 million, respectively, included on the Company’s Consolidated Balance Sheets. The Company’s carrying value of goodwill is the excess of the purchase price over the fair value of the net assets acquired from various acquisitions. In accordance with Accounting Standards Codification (“ASC”) Topic 350, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite useful lives are not amortized. The Company tests goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. The Company may elect to use a qualitative test to determine whether impairment has occurred, focused on various factors including macroeconomic conditions, market trends, specific reporting unit financial performance and other entity specific events, to determine if it is more likely than not that the fair value of a reporting unit exceeds its carrying value, including goodwill. The Company may also bypass the qualitative assessment and perform a quantitative test. Additionally, it is the Company’s policy to update the fair value calculation of our reporting units and perform the quantitative goodwill impairment test on a periodic basis. The quantitative goodwill impairment test involves comparing the fair value of a reporting unit with its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, then goodwill is not impaired. If the fair value of a reporting unit is less than its carrying value, then goodwill is impaired to the extent of the difference.

For the years ended December 31, 2023, 2022 and 2021, the Company performed the quantitative analysis to evaluate whether an impairment occurred. Since quoted market prices for our reporting units are not available, the Company relies on widely accepted valuation techniques to determine fair value, including discounted cash flow and market multiple approaches, which capture both the future income potential of the reporting unit and the market behaviors and actions of market participants in the industry that includes the reporting unit. These types of models require us to make assumptions and estimates regarding future cash flows, industry-specific economic factors and the profitability of future business strategies. The discounted cash flow model uses a projection of estimated operating results and cash flows that are discounted using a weighted average cost of capital. The market multiple model estimates fair value based on market multiples of earnings before interest, taxes and depreciation and amortization. Under the discounted cash flow model, the projection uses management’s best estimates of economic and market conditions over the projected period for each reporting unit using significant assumptions such as revenue growth rates, operating margins and the weighted-average cost of capital.

Based on the totality of the information available, the Company concluded that it was more likely than not that the estimated fair values of our reporting units were greater than their carrying values. Consequently, the Company concluded that there were no impairments for the years ended December 31, 2023, 2022 or 2021. The Company bases its fair value estimates on assumptions management believes to be reasonable but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

As of December 31, 2023 and 2022, intangibles, net of accumulated amortization, was $92.0 million and $72.2 million, respectively, included on the Company’s Consolidated Balance Sheets. The Company’s identifiable intangible assets consist of customer and referral relationships, trade names, trademarks, state licenses and non-competition agreements. Definite-lived intangible assets are amortized using straight-line and accelerated methods based upon the estimated useful lives of the respective assets, which range from one to twenty-five years, and assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Customer and referral relationships are amortized systematically over the periods of expected economic benefit, which range from five to ten years. The Company would recognize an impairment loss when the estimated future non-discounted cash flows associated with the intangible asset are less than the carrying value. An impairment charge would then be recorded for the excess of the carrying value over the fair value. The Company estimates the fair value of these intangible assets using the income approach. In accordance with ASC Topic 350, Goodwill and Other Intangible Assets, intangible assets with indefinite useful lives are not amortized. We test intangible assets with indefinite useful lives for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. No impairment charge was recorded for the years ended December 31, 2023, 2022 or 2021. Amortization of intangible assets is reported in the statement of income caption, “Depreciation and amortization” and not included in the income statement caption cost of service revenues.

Debt Issuance Costs

The Company amortizes debt issuance costs on a straight-line method over the term of the related debt. This method approximates the effective interest method. In accordance with ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, the Company has classified the debt issuance costs as a direct deduction from the carrying amount of the related liability.

Workers’ Compensation Program

The Company’s workers’ compensation insurance program has a $0.4 million deductible component. The Company recognizes its obligations associated with this program in the period the claim is incurred. The cost of both the claims reported and claims incurred but not reported, up to the deductible, have been accrued based on historical claims experience, industry statistics and an actuarial analysis. The future claims payments related to the workers’ compensation program are secured by letters of credit. These letters of credit totaled $8.0 million and $8.2 million at December 31, 2023 and 2022, respectively. The Company monitors its claims quarterly and adjusts its reserves as necessary in the current period. These costs are recorded primarily as cost of services on the Consolidated Statements of Income. As of December 31, 2023 and 2022, the Company recorded $12.0 million and $12.9 million, respectively, in accrued workers’ compensation insurance on the Company’s Consolidated Balance Sheets. As of December 31, 2023 and 2022, the Company recorded $0.6 million and $0.7 million, respectively, in workers’ compensation insurance receivables. The workers’ compensation insurance receivable is included in prepaid expenses and other current assets on the Company’s Consolidated Balance Sheets.

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

Stock-based Compensation

The Company currently has one stock incentive plan, the Amended and Restated 2017 Omnibus Incentive Plan (the “A&R 2017 Plan”), under which new grants of stock-based employee compensation are made. The Company accounts for stock-based compensation in accordance with ASC Topic 718, Stock Compensation. Compensation expense is recognized on a straight-line basis under the A&R 2017 Plan over the vesting period of the equity awards based on the grant date fair value of the options and restricted stock awards. The Company utilizes the Black-Scholes Option Pricing Model to value the Company’s options. Forfeitures are recognized when they occur. Stock-based compensation expense was $10.3 million, $10.6 million and $9.4 million for the years ended December 31, 2023, 2022 and 2021, respectively, included within general and administrative expenses on the Consolidated Statements of Income.

Diluted Net Income Per Common Share

Diluted net income per common share, calculated on the treasury stock method, is based on the weighted average number of shares outstanding during the period. The Company’s outstanding securities that may potentially dilute the common stock are stock options and restricted stock awards.

Included in the Company’s calculation of diluted earnings per share for the year ended December 31, 2023 were approximately 455,000 stock options outstanding, of which approximately 234,000 were dilutive. In addition, there were approximately 201,000 restricted stock awards outstanding, of which approximately 82,000 were dilutive for the year ended December 31, 2023.

Included in the Company’s calculation of diluted earnings per share for the year ended December 31, 2022 were approximately 468,000 stock options outstanding, of which approximately 248,000 were dilutive. In addition, there were approximately 210,000 restricted stock awards outstanding, of which approximately 72,000 were dilutive for the year ended December 31, 2022.

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

Going Concern

In connection with the preparation of the financial statements for the years ended December 31, 2023 and 2022, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the entity’s ability to continue as a going concern within one year after the date of the issuance, of the financial statements. Based on the evaluation, we believe that cash flows from operations will be sufficient to meet our ongoing liquidity requirements for at least twelve months from the date of issuance.

Recently Adopted Accounting Pronouncements

In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. ASU 2021-10 requires entities to disclose certain information about the nature of certain governmental assistance received, including the nature of the transaction and the related accounting policy, the financial statement line items impacted by the assistance, as well as the significant terms and conditions of the transactions. The ASU was adopted as of January 1, 2022 and did not have a material impact on the Company’s results of operations or liquidity.

In October 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805). This ASU requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. At the acquisition date, the acquirer applies the revenue model as if it had originated the acquired contracts. The ASU was adopted prospectively on January 1, 2023. The additional disclosures required did not have a material impact on our consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in the ASU require, among other things, disclosure of significant segment expenses that are regularly provided to an entity's chief operating decision maker (“CODM”) and a description of other segment items (the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss) by reportable segment, as well as disclosure of the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Annual disclosures are required for fiscal years beginning after December 15, 2023 and interim disclosures are required for periods within fiscal years beginning after December 15, 2024. Retrospective application is required, and early adoption is permitted. These requirements will result in expanded disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvement to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, may be applied prospectively or retrospectively, and allows for early adoption. These requirements are not expected to have an impact on the Company's financial statements and will expand income tax disclosures.

2. Leases

Amounts reported on the Company’s Consolidated Balance Sheets for operating leases were as follows:

	December 31,
	2023	2022
	(Amounts in Thousands)
Operating lease assets, net	$45,433	$38,980
Short-term operating lease liabilities (in accrued expenses)	11,339	10,801
Long-term operating lease liabilities	39,711	35,479
Total operating lease liabilities	$51,050	$46,280

Lease Costs

Components of lease costs were reported in general and administrative expenses in the Company’s Consolidated Statements of Income as follows:

	For the Years Ended December 31,
	(Amounts in Thousands)
	2023	2022	2021
Operating lease costs	$13,026	$11,354	$11,150
Short-term lease costs	1,147	2,885	739
Total lease costs	14,173	14,239	11,889
Less: sublease income	(2,770)	(951)	(679)
Total lease costs, net	$11,403	$13,288	$11,210

Lease Term and Discount Rate

Weighted average remaining lease terms and discount rates were as follows:

	December 31,
	2023	2022	2021
Operating leases:
Weighted average remaining lease term	6.26	5.82	6.39
Weighted average discount rate	5.47%	3.98%	3.91%

Maturity of Lease Liabilities

Remaining operating lease payments as of December 31, 2023 were as follows:

Operating Leases
(Amounts in Thousands)
Due in 12-month period ended December 31,
2024	$13,809
2025	10,580
2026	8,284
2027	6,101
2028	5,274
Thereafter	17,154
Total future minimum rental commitments	61,202
Less: Imputed interest	(10,152)
Total lease liabilities	$51,050

Supplemental Cash Flow Information

	For the Years Ended December 31,
	(Amounts in Thousands)
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,396	$13,015	$11,288
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$17,221	$14,746	$7,705

The Company sublet a portion of its corporate headquarters space in Frisco, Texas in November 2022 to a third party under a two-year sublease term for a monthly base rent of $0.1 million.

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

Tennessee Quality Care

On August 1, 2023, the Company completed the acquisition of Tennessee Quality Care. The purchase price was approximately $111.2 million, including the amount of acquired excess cash held by Tennessee Quality Care at the closing of the acquisition (approximately $2.4 million), and is subject to the completion of working capital and related adjustments. The Tennessee Quality Care acquisition was funded with a combination of a $110.0 million draw on the Company’s revolving credit facility and available cash. With the purchase of Tennessee Quality Care, the Company expanded its services within its hospice and home health segments to Tennessee. The related acquisition and integration costs were $2.1 million and $1.0 million, respectively, for the year ended December 31, 2023. These costs are included in general and administrative expenses on the Consolidated Statements of Income and were expensed as incurred.

Based upon management’s valuations, which are preliminary and subject to completion of working capital adjustments, the fair values of the assets and liabilities acquired are as follows:

Total (Amounts in Thousands)
Goodwill	$79,346
Identifiable intangible assets	26,740
Cash	2,357
Accounts receivable	5,940
Property and equipment	307
Operating lease assets, net	194
Other assets	200
Accrued expenses	(1,407)
Accrued payroll	(2,368)
Long-term operating lease liabilities	(80)
Total purchase price	$111,229

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

The Tennessee Quality Care acquisition accounted for $16.3 million of net service revenues and $3.0 million of operating income for the year ended December 31, 2023.

JourneyCare

On February 1, 2022, the Company completed the acquisition of the hospice and palliative operations of JourneyCare. The purchase price was approximately $86.6 million, including the amount of acquired excess cash held by JourneyCare at the closing of the acquisition (approximately $0.4 million) plus the finalization of net working capital payable to seller of $1.6 million. The JourneyCare acquisition was funded with a combination of a $35.0 million draw on the Company’s revolving credit facility and available cash. With the JourneyCare acquisition, the Company expanded its hospice services to patients in the state of Illinois. The related acquisition and integration costs were $0.5 million and $4.3 million, respectively, for the year ended December 31, 2022. These costs are included in general and administrative expenses on the Consolidated Statements of Income and were expensed as incurred.

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

JourneyCare accounted for $47.2 million of net service revenues and $9.1 million of operating income for the year ended December 31, 2022.

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

Other Acquisitions

On January 1, 2023, we completed the acquisition of CareStaff for approximately $1.0 million, with funding provided by available cash. With the purchase of CareStaff, the Company expanded its personal care services segment in Florida and recorded goodwill of $0.6 million.

On October 1, 2022, we completed the acquisition of Apple Home for approximately $12.7 million, with funding provided by drawing on the Company’s revolving credit facility. The additional contingent consideration of up to approximately $2 million was settled without further payment. With the purchase of Apple Home, the Company expanded clinical services for its home health segment in Illinois and recorded goodwill of $8.9 million.

On October 1, 2021, we completed the acquisition of Summit Home Health, LLC (“Summit”) for approximately $8.1 million, with funding provided by available cash. With the purchase of Summit, we added clinical services to our home health segment in Illinois and recorded goodwill of $6.5 million.

For the year ended December 31, 2023, the following table contains unaudited pro forma Consolidated Income Statement information of the Company as if the acquisition of Tennessee Quality Care closed on January 1, 2022. For the year ended December 31, 2022, the following table contains unaudited pro forma Consolidated Income Statement information of the Company as if the acquisition of JourneyCare closed on January 1, 2021. For the year ended December 31, 2021, the following table contains unaudited pro forma Consolidated Income Statement information of the Company as if the acquisition of Armada closed on January 1, 2020.

	For the Years Ended December 31, (Amounts in Thousands, Unaudited)
	2023	2022	2021
Net service revenues	$1,084,759	$991,566	$936,601
Operating income from continuing operations	96,679	73,353	69,081
Net income from continuing operations	65,436	46,270	47,622
Net income per common share
Basic income per share	$4.09	$2.92	$3.03
Diluted income per share	$4.01	$2.86	$2.96

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

4. Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2023	2022
	(Amounts in Thousands)
Computer software	$23,936	$19,675
Computer equipment	10,430	12,343
Leasehold improvements	11,110	10,746
Furniture and equipment	5,758	5,534
Transportation equipment	258	194
	51,492	48,492
Less: accumulated depreciation and amortization	(27,481)	(27,310)
	$24,011	$21,182

Computer software includes $1.6 million of internally developed software for both years ended December 31, 2023 and 2022. Depreciation and amortization expense totaled $6.9 million, $6.8 million and $5.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

5. Goodwill and Intangible Assets

A summary of goodwill by segment and related adjustments is provided below:

	Goodwill
	Hospice	Personal Care	Home Health	Total
	(Amounts In Thousands)
Goodwill at December 31, 2021	$328,334	$152,688	$23,370	$504,392
Additions for acquisitions	69,446	—	8,910	78,356
Adjustments to previously recorded goodwill	(52)	—	141	89
Goodwill at December 31, 2022	397,728	152,688	32,421	582,837
Additions for acquisitions	35,071	601	44,274	79,946
Adjustments to previously recorded goodwill	—	(13)	225	212
Goodwill at December 31, 2023	$432,799	$153,276	$76,920	$662,995

In 2023, the Company recognized goodwill in the hospice and home health segments of $35.0 million and $44.3 million, respectively, related to the acquisition of Tennessee Quality Care and $0.6 million related to the acquisition of CareStaff in the personal care services segment. In connection with the acquisition of JourneyCare in 2022, the Company recognized goodwill in its hospice segment of $69.4 million and $8.9 million with the acquisition of Apple Home in 2022 in our home health segment.

Goodwill adjustments to previously recorded goodwill are generally related to accounts receivable and accrued expenses based on the final valuations. See Note 3 to the Notes to Consolidated Financial Statements for additional information regarding the acquisitions made by the Company in 2022 and 2023.

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

Goodwill and certain state licenses are not amortized pursuant to ASC Topic 350. We test intangible assets with indefinite useful lives for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. The Company estimates the fair value of the reporting unit using both a discounted cash flow model as well as a market multiple model. The cash flow forecasts are adjusted by an appropriate discount rate based on the Company’s estimate of a market participant’s weighted-average cost of capital. These models are both based on the Company’s best estimate of future revenues and operating costs and are reconciled to the Company’s consolidated market capitalization, with consideration of the amount a potential acquirer would be required to pay, in the form of a control premium. The determination of fair value in the Company’s goodwill impairment analysis is based on an estimate of fair value for each reporting unit utilizing known and estimated inputs at the evaluation date. Some of those inputs include, but are not limited to, the most recent price of the Company’s common stock and fair value of long term debt, estimates of future revenue and expense growth, estimated market multiples, expected capital expenditures, income tax rates and cost of invested capital. Significant assumptions used in the analysis included a 10.0% discount rate and long-term revenue growth rates that ranged from 3.5% to 5.8%. The Company did not record any impairment charges for the years ended December 31, 2023, 2022 or 2021.

The carrying amount and accumulated amortization of each identifiable intangible asset category consisted of the following at December 31, 2023 and 2022:

		December 31, 2023			December 31, 2022
		(Amounts in Thousands)			(Amounts in Thousands)
	Estimated Useful Life	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Customer and referral relationships	5-10 years	$44,672	$(39,566)	$5,106	$44,672	$(38,088)	$6,584
Trade names and trademarks	1-20 years	59,566	(23,857)	35,709	52,046	(21,058)	30,988
Non-competition agreement	3-5 years	6,785	(5,601)	1,184	6,785	(4,785)	2,000
State Licenses	6-10 years	12,671	(9,015)	3,656	12,517	(7,009)	5,508
State Licenses	Indefinite	46,328	—	46,328	27,108	—	27,108
Total intangible assets		$170,022	$(78,039)	$91,983	$143,128	$(70,940)	$72,188

During the year ended December 31, 2023, the Company acquired indefinite-lived state licenses and a trade name of $7.6 million and $2.1 million, respectively, in its hospice segment related to the acquisition of Tennessee Quality Care. The Company also acquired indefinite-lived state licenses and trade name of $11.6 million and $5.4 million, respectively, in its home health segment in connection with the Tennessee Quality Care acquisition.

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

Amortization expense related to the identifiable intangible assets amounted to $7.1 million, $7.2 million and $8.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The weighted average remaining useful life of identifiable intangible assets as of December 31, 2023 is 10.23 years.

The estimated future intangible amortization expense is as follows:

For the year ended December 31,	Total (Amount in Thousands)
2024	$7,047
2025	5,424
2026	4,800
2027	4,178
2028	3,285
Thereafter	20,921
Total, intangible assets subject to amortization	$45,655

6. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2023	2022
	(Amounts in Thousands)
Prepaid payroll	$8,735	$7,566
Prepaid workers’ compensation and liability insurance	3,696	3,399
Prepaid licensing fees	4,481	3,722
Workers’ compensation insurance receivable	577	666
Other	2,225	1,992
Total prepaid expenses and other current assets	$19,714	$17,345

Accrued expenses consisted of the following:

	December 31,
	2023	2022
	(Amounts in Thousands)
Accrued health benefits	$7,400	$5,152
Payor advances (1)	1,218	4,473
Accrued professional fees	7,304	3,576
Accrued payroll and other taxes	8,572	6,175
Other	8,742	8,131
Total accrued expenses	$33,236	$27,507

(1)
Represents the deferred portion of payments received from payors for COVID-19 reimbursements which will be recognized as we incur specific COVID-19 related expenses (including expenses related to securing and maintaining adequate personnel) or will be returned to the extent such related expenses are not incurred.

7. Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2023	2022
	(Amounts in Thousands)
Revolving loan under the credit facility	$126,353	$134,853
Term loan under the credit facility	—	—
Less unamortized issuance costs	(2,221)	(3,081)
Total	124,132	131,772
Less current maturities	—	—
Long-term debt	$124,132	$131,772

Amended and Restated Senior Secured Credit Facility

On October 31, 2018, the Company entered into the Amended and Restated Credit Agreement, with certain lenders and Capital One, National Association, as a lender and as agent for all lenders, as amended by the First Amendment to Amended and Restated Credit Agreement, dated as of September 12, 2019, as further amended by the Second Amendment to Amended and Restated Credit Agreement, dated as of July 30, 2021, and as further amended by the Third Amendment to Amended and Restated Credit Agreement, dated as of April 26, 2023 (as described below, the “Third Amendment”) (as amended, the “Credit Agreement”, as used throughout this Annual Report on Form 10-K, “credit facility” shall mean the credit facility evidenced by the Credit Agreement). The credit facility consists of a $600.0 million revolving credit facility and a $125.0 million incremental loan facility, which incremental loan facility may be for term loans or an increase to the revolving loan commitments. The maturity of this credit facility is July 30, 2026.

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

The Credit Agreement contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The Credit Agreement also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum Interest Coverage Ratio (as defined in the Credit Agreement), a requirement to stay below a maximum Total Net Leverage Ratio (as defined in the Credit Agreement) and a requirement to stay below a maximum permitted amount of capital expenditures. The Credit Agreement also contains restrictions on guarantees, indebtedness, liens, investments and loans, subject to customary carve outs, a restriction on dividends (provided that Addus HealthCare may make distributions to the Company in an amount that does not exceed $7.5 million in any year absent of an event of default, plus limited exceptions for tax and administrative distributions), a restriction on the ability to consummate acquisitions (without the consent of the lenders) under its credit facility subject to compliance with the Total Net Leverage Ratio (as defined in the Credit Agreement) thresholds, restrictions on mergers, dispositions of assets, and affiliate transactions, and restrictions on fundamental changes and lines of business. As of December 31, 2023, the Company was in compliance with all financial covenants under the Credit Agreement.

During the twelve months ended December 31, 2023, the Company drew approximately $110.0 million under its credit facility to fund, in part, the Tennessee Quality Care acquisition. At December 31, 2023, the Company had a total of $126.4 million of revolving loans, with an interest rate of 7.21%, outstanding on its credit facility. After giving effect to the amount drawn on its credit facility, approximately $8.0 million of outstanding letters of credit and borrowing limits based on an advance multiple of Adjusted EBITDA (as defined in the Credit Agreement), the Company had $470.0 million of capacity and $335.6 million available for borrowing under its credit facility.

During the twelve months ended December 31, 2022, the Company drew approximately $47.0 million under its credit facility to fund in part, the JourneyCare and Apple Home acquisitions. At December 31, 2022, the Company had a total of $134.9 million of revolving loans, with an interest rate of 6.13%, outstanding on its credit facility. After giving effect to the amount drawn on its credit facility, approximately $8.2 million of outstanding letters of credit and borrowing limits based on an advance multiple of Adjusted EBITDA (as defined in the Credit Agreement), the Company had $380.2 million of capacity and $237.2 million available for borrowing under its credit facility.

8. Income Taxes

The current and deferred federal and state income tax provision from continuing operations, are comprised of the following:

	For the Years Ended December 31,
	(Amounts in Thousands)
	2023	2022	2021
Current
Federal	$11,839	$7,075	$4,603
State	4,139	3,090	2,398
Deferred
Federal	2,306	3,118	6,407
State	526	863	1,864
Provision for income taxes	$18,810	$14,146	$15,272

The tax effects of certain temporary differences between the Company’s book and tax bases of assets and liabilities give rise to significant portions of the deferred income tax assets (liabilities) at December 31, 2023 and 2022. The deferred tax assets (liabilities) consisted of the following:

	For the Years Ended December 31,
	(Amounts in Thousands)
	2023	2022
Deferred tax assets
Long-term
Accounts receivable allowances	$21,480	$18,515
Operating lease liabilities	13,562	12,472
Accrued compensation	4,957	3,676
Accrued workers’ compensation	3,046	3,296
Transaction costs	2,390	2,056
Stock-based compensation	1,456	1,473
Net operating loss	87	—
Restructuring costs	26	54
Other	2,908	1,420
Total long-term deferred tax assets	49,912	42,962
Deferred tax liabilities
Long-term
Goodwill and intangible assets	(42,980)	(34,310)
Operating lease assets, net	(11,650)	(10,323)
Property and equipment	(2,829)	(3,123)
Insurance premiums	(982)	(916)
Total long-term deferred tax liabilities	(58,441)	(48,672)
Total net deferred tax (liabilities) assets	$(8,529)	$(5,710)

Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers all available evidence in making this assessment.

A reconciliation for continuing operations of the statutory federal tax rate of 21.0% to the effective income tax rate is summarized as follows:

	For the Years Ended December 31,
	2023	2022	2021
Federal income tax at statutory rate	21.0%	21.0%	21.0%
State and local taxes, net of federal benefit	5.6	5.9	6.3
162(m) disallowance for executive compensation	2.2	3.2	3.5
Nondeductible penalties	0.1	—	0.6
Excess tax benefit	(0.5)	(0.4)	(2.0)
Jobs tax credits, net	(4.0)	(5.1)	(4.1)
Nondeductible permanent items	0.1	—	—
Federal/state return to provision	(1.3)	(1.0)	—
Other	(0.1)	(0.1)	(0.1)
Effective income tax rate	23.1%	23.5%	25.2%

The effective income tax rate was 23.1%, 23.5% and 25.2% for the years ended December 31, 2023, 2022 and 2021, respectively. The difference between our federal statutory and effective income tax rates was principally due to the inclusion of state taxes and non-deductible compensation, partially offset by an excess tax benefit and the use of federal employment tax credits. The excess tax expense/benefit is a discrete item, related to the vesting of equity shares, which requires the Company to recognize the expense or benefit fully in the period.

The Company is subject to taxation in the jurisdictions in which it operates. The Company continues to remain subject to examination by U.S. federal authorities for the years 2020 through 2022 and for various state authorities for the years 2018 through 2022.

9. Stock Options and Restricted Stock Awards

The Board approved the A&R 2017 Plan as of April 13, 2023 and our shareholders approved it as of June 14, 2023. The A&R 2017 Plan amended and restated our 2017 Omnibus Incentive Plan (the “2017 Plan”), which in turn was intended to replace our 2009 Stock Incentive Plan (the “2009 Plan”). All awards are now granted from the A&R 2017 Plan. Outstanding awards under the 2009 Plan will continue to be governed by the 2009 Plan and the agreements under which they were granted.

The A&R 2017 Plan allows us to grant performance-based incentive awards and equity-based awards (each, an “Award”) to eligible employees, directors and consultants in the form of Stock Options, Stock Appreciation Rights (“SARs”), Restricted Stock Restricted Stock Units, Performance Awards and Other Stock Unit Awards. The Board believes that the A&R 2017 Plan is necessary to continue the Company’s effectiveness in attracting, motivating and retaining employees, directors and consultants with appropriate experience and to increase the grantees’ alignment of interest with the Company’s shareholders.

Under the A&R 2017 Plan, Awards may be made in shares of our common stock. Subject to adjustment as provided by the terms of the A&R 2017 Plan, the maximum aggregate number of shares of common stock with respect to which awards may be granted under the A&R 2017 Plan is 864,215, comprised of 274,215 shares (the number of shares that were available for issuance under the 2017 Plan as of April 13, 2023) and 590,000 shares (the number of shares newly authorized by the Company’s shareholders upon their approval of the A&R 2017 Plan).. The aggregate awards granted during any calendar year to any single Participant cannot exceed 500,000 shares subject to stock options or SARs. These individual annual limitations are cumulative in that any shares of common stock or cash for which Awards are permitted to be granted to a Participant during a fiscal year are not covered by an Award in that fiscal year (such shortfall, the “Shortfall Amount”), the number of shares of common stock (or amount of cash, as the case may be) will automatically increase in the subsequent fiscal years during the term of the A&R 2017 Plan until the earlier of the time when the Shortfall Amount has been granted to the Participant, or the end of the third fiscal year following the year to which such Shortfall Amount relates. At December 31, 2023, there were 854,003 shares of common stock available for future grant under the A&R 2017 Plan.

Awards made under the 2017 Plan (and the 2009 Plan) that are forfeited, canceled, settled in cash or otherwise terminated without a distribution of shares to a Participant will be deemed available for Awards under the A&R 2017 Plan; provided, that the A&R 2017 Plan explicitly prohibits shares withheld for payment of taxes for awards, the exercise price for appreciation awards, shares acquired with the proceeds of appreciation awards, and shares from stock settled SARs from being added back to the share reserve. Stock options are awarded with an exercise price equal to the fair market value based on the closing price of our common stock on the date of grant. Options granted typically vest over a service period ranging from three to four years and expire ten years from the date of grant. Restricted shares typically vest over a service period ranging from one to four years and expire ten years from date of grant.

Stock options are awarded with an exercise price equal to the fair market value based on the closing price of our common stock on the date of grant. Options granted typically vest over a service period ranging from three to four years and expire ten years from the date of grant. Restricted shares typically vest over a service period ranging from one to four years and expire ten years from date of grant.

The exercise prices of stock options outstanding on December 31, 2023 range from $19.71 to $92.00. Restricted stock awards are full-value awards.

Stock Options

A summary of stock option activity for the year ended December 31, 2023 follows:

	Options (Amounts in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)
Outstanding, beginning of period	468	$45.72	5.2
Granted	—	—
Exercised	(13)	24.38
Forfeited/Cancelled	—	—
Outstanding, end of period	455	$46.33	4.3
Exercisable, end of period	415	$42.21	4.0

The weighted-average estimated fair value of employee stock options granted was calculated using the Black-Scholes Option Pricing Model in 2022 and 2021. The Company did not grant any stock options in 2023. The related assumptions follow:

	2023	2022	2021
	Grants	Grants	Grants
Weighted average fair value	$—	$32.96	$32.71
Risk-free discount rate	—	1.76% - 2.86%	0.65%
Expected life	—	4.2 years	4.1 years
Dividend yield	—	—	—
Volatility	—	43%	45%

Stock option compensation expense totaled $0.9 million, $1.2 million and $1.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, there was $1.0 million of total unrecognized compensation cost that is expected to be recognized over a weighted average period of 2.0 years.

The intrinsic value of exercisable and outstanding stock options was $21.0 million and $21.2 million, respectively, as of December 31, 2023.

As of December 31, 2023, there were 415,000 and 40,000 shares of stock options vested and unvested, respectively.

The intrinsic value of stock options exercised during the years ended December 31, 2023, 2022 and 2021 was $0.8 million, $3.5 million and $1.8 million, respectively.

Restricted Stock Awards

A summary of unvested restricted stock awards activity and weighted average grant date fair value for the year ended December 31, 2023 follows:

	Restricted Stock Awards (Amounts in Thousands)	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, beginning of period	210	$88.22
Awarded	87	103.24
Vested	(95)	89.92
Forfeited	(1)	84.00
Unvested restricted stock awards, end of period	201	$93.93

The fair value of restricted stock awards that vested during the year ended December 31, 2023 was $9.9 million.

Restricted stock award compensation expense totaled $9.4 million, $9.4 million and $8.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, there was $10.4 million of total unrecognized compensation cost that is expected to be recognized over a weighted average period of 1.4 years.

10. Employee Benefit Plans

The 401(k) retirement plan is a defined contribution plan that provides for matching contributions by the Company to all non-union employees. Matching contributions are discretionary and subject to change by management. Under the provisions of the 401(k) plan, employees can contribute up to the maximum percentage and limits allowable under the U.S. Revenue Code. The Company provided contributions totaling $0.6 million, $0.4 million and $0.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

The tables below set forth information about the Company’s reportable segments for the years ended December 31, 2023, 2022 and 2021 along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements. Segment assets are not reviewed by the Company’s chief operating decision maker function and therefore are not disclosed below.

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

	For the Year Ended December 31, 2023
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$794,718	$207,155	$56,778	$1,058,651
Cost of services revenues	572,807	110,219	35,749	718,775
Gross profit	221,911	96,936	21,029	339,876
General and administrative expenses	64,382	52,083	14,017	130,482
Segment operating income	$157,529	$44,853	$7,012	$209,394

	For the Year Ended December 31, 2022
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$706,507	$201,772	$42,841	$951,120
Cost of services revenues	520,617	100,956	29,808	651,381
Gross profit	185,890	100,816	13,033	299,739
General and administrative expenses	60,532	49,742	10,251	120,525
Segment operating income	$125,358	$51,074	$2,782	$179,214

	For the Year Ended December 31, 2021
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$685,854	$152,253	$26,392	$864,499
Cost of services revenues	502,024	75,186	17,441	594,651
Gross profit	183,830	77,067	8,951	269,848
General and administrative expenses	61,565	34,632	5,713	101,910
Segment operating income	$122,265	$42,435	$3,238	$167,938

	For the Years Ended December 31,
	(Amounts in Thousands)
	2023	2022	2021
Segment reconciliation:
Total segment operating income	$209,394	$179,214	$167,938

Items not allocated at segment level:
Other general and administrative expenses	104,312	96,417	87,508
Depreciation and amortization	14,126	14,060	14,494
Interest income	(1,476)	(341)	(268)
Interest expense	11,106	8,907	5,806
Income before income taxes	$81,326	$60,171	$60,398

13. Significant Payors

For 2023, 2022 and 2021, the Company’s revenue by payor type was as follows:

	Personal Care
	For the Years Ended December 31,
	2023		2022		2021
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
State, local and other governmental programs	$400,753	50.4%	$348,234	49.3%	$338,325	49.3%
Managed care organizations	367,557	46.2	326,778	46.3	311,801	45.5
Private pay	16,268	2.0	18,301	2.6	19,991	2.9
Commercial insurance	6,321	0.8	7,689	1.1	9,820	1.4
Other	3,819	0.6	5,505	0.7	5,917	0.9
Total personal care segment net service revenues	$794,718	100.0%	$706,507	100.0%	$685,854	100.0%

	Hospice
	For the Years Ended December 31,
	2023		2022		2021
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$186,317	89.9%	$183,407	90.9%	$142,086	93.3%
Managed care organizations	7,037	3.4	7,353	3.6	5,664	3.7
Other	13,801	6.7	11,012	5.5	4,503	3.0
Total hospice segment net service revenues	$207,155	100.0%	$201,772	100.0%	$152,253	100.0%

	Home Health
	For the Years Ended December 31,
	2023		2022		2021
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$41,078	72.3%	$31,505	73.5%	$20,700	78.4%
Managed care organizations	12,613	22.2	8,698	20.3	4,457	16.9
Other	3,087	5.5	2,638	6.2	1,235	4.7
Total home health segment net service revenues	$56,778	100.0%	$42,841	100.0%	$26,392	100.0%

The Company derives a significant amount of its revenue from its operations in Illinois, New Mexico and New York. The percentages of segment revenue for each of these significant states for 2023, 2022 and 2021 were as follows:

	Personal Care
	For the Years Ended December 31,
	2023		2022		2021
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Illinois	$411,081	51.7%	$360,778	51.1%	$328,619	47.9%
New York	92,469	11.6	86,592	12.3	99,732	14.5
New Mexico	115,986	14.6	105,315	14.9	97,784	14.3
All other states	175,182	22.1	153,822	21.7	159,719	23.3
Total personal care segment net service revenues	$794,718	100.0%	$706,507	100.0%	$685,854	100.0%

	Hospice
	For the Years Ended December 31,
	2023		2022		2021
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Ohio	$74,871	36.1%	$70,503	35.0%	$61,415	40.3%
New Mexico	30,782	14.9	30,722	15.2	36,063	23.7
Illinois	47,247	22.8	47,181	23.4	—	—
All other states	54,255	26.2	53,366	26.4	54,775	36.0
Total hospice segment net service revenues	$207,155	100.0%	$201,772	100.0%	$152,253	100.0%

With the acquisition of JourneyCare in 2022, the Company expanded its hospice services to patients in the state of Illinois.

	Home Health
	For the Years Ended December 31,
	2023		2022		2021
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
New Mexico	$32,949	58.0%	$34,111	79.6%	$24,735	93.7%
Illinois	12,851	22.6	8,730	20.4	1,657	6.3
Tennessee	10,978	19.4	—	—	—	—
Total home health segment net service revenues	$56,778	100.0%	$42,841	100.0%	$26,392	100.0%

With the acquisition of Tennessee Quality Care in 2023, the Company expanded its home health services to patients in the state of Tennessee.

A substantial portion of the Company’s revenue and accounts receivable is derived from services performed for state and local governmental agencies. We derive a significant amount of our net service revenues in Illinois, which represented 44.5%, 43.8% and 38.2% of our net service revenues for the years ended December 31, 2023, 2022 and 2021, respectively. The Illinois Department on Aging, the largest payor program for the Company’s Illinois personal care operations, accounted for 20.9%, 20.7% and 21.4% of the Company’s net service revenues for 2023, 2022 and 2021, respectively.

The related receivables due from the Illinois Department on Aging represented 25.8% and 18.0% of the Company’s net accounts receivable at December 31, 2023 and 2022, respectively.

In 2019, New York initiated a new RFO process to competitively procure CDPAP fiscal intermediaries. The Company was not selected in the initial RFO process. We submitted a formal protest in response to the selection process, which was filed and accepted in March 2021. The New York fiscal year 2023 state budget, passed in April 2022, amended the Fiscal Intermediary RFO process to authorize all fiscal intermediaries that submitted an RFO application and served at least 200 clients in New York City or 50 clients in other counties between January 1, 2020 and March 31, 2020 to contract with the New York State Department of Health and continue to operate in all counties contained in their application, if the fiscal intermediary submitted an attestation and supporting information to the New York State Department of Health no later than November 29, 2022. The Company submitted an attestation on November 22, 2022, which allowed the Company to continue its CDPAP fiscal intermediary operations. However, the Company decided at that time to suspend materially all of its new fee-for-service patient admissions in the CDPAP through County Social Service Departments. On June 6, 2023, the New York State Department of Health notified the Company that it had received a contract award. Under this contract, the Company is providing services to all current payors and has resumed new fee-for-service patient admissions through County Social Service Departments in the CDPAP. The CDPAP continues to be targeted for changes by New York governmental authorities, however. For example, the governor’s most recent update on the state budget contained proposals that could adversely affect the Company’s ability to participate in the CDPAP.

The Company recognized approximately $40.7 million from the program for the year ended December 31, 2023.

14. Government Actions to Mitigate COVID-19’s Impact

The acute phase of the COVID-19 pandemic has faded, but the future course of COVID-19 remains uncertain. We will continue to closely monitor the impact of COVID-19 on all aspects of our business, including the impacts to our employees, patients and suppliers.

In recognition of the significant threat to the liquidity of financial markets posed by the COVID-19 pandemic, the Federal Reserve and Congress took dramatic actions to provide liquidity to businesses and the banking system in the United States, including relief for healthcare providers in the CARES Act, which was expanded by the Paycheck Protection Program and Health Care Enhancement (“PPPHCE”) Act, and the Consolidated Appropriations Act (“CAA”), as well as the ARPA.

ARPA

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

The Company received state funding provided by the ARPA in an aggregate amount of $3.7 million and $23.4 million for the years ended December 31, 2023 and 2022, respectively. The Company recorded revenue of $0.3 million and $1.9 million and related cost of service revenues of $0.1 million and $1.5 million for certain states that met the revenue recognition criteria for the years ended December 31, 2023 and 2022, respectively. The Company deferred the remaining $3.4 million and $21.5 million for the years ended December 31, 2023 and 2022, respectively, which was received from states with specific spending plans and reporting requirements. The Company utilized $10.5 million and $8.6 million of these funds during the years ended December 31, 2023 and 2022, respectively, primarily for caregivers and adding support to recruiting and retention efforts. The deferred portion of ARPA funding was $5.8 million and $12.9 million as of December 31, 2023 and 2022, respectively, which is included within Government stimulus advances on the Company’s Consolidated Balance Sheets.

Provider Relief Funds

In addition, the CARES Act authorized funding to be distributed through the Provider Relief Fund to eligible providers, including public entities and Medicare- and/or Medicaid-enrolled providers. In November 2020, the Company received grants in an aggregate principal amount of $13.7 million from the Provider Relief Fund. The Company utilized $12.3 million remaining of these funds during the year ended December 31, 2021 for healthcare related expenses, including retention payments, attributable to COVID-19 that were unreimbursed by other sources. The Company documented the use of such funds in 2021 in reports to the U.S. Department of Health and Human Services (“HHS”), as required, and submitted the reports to HHS prior to the deadline of March 31, 2022. During the year ended December 31, 2023, we submitted an unmodified audit report to HHS for 2022 in accordance with Generally Accepted Government Auditing Standards, as required for commercial organizations that received and expended total awards of $750,000 or more.

Medicare sequester

The CARES Act and related laws temporarily lifted the Medicare sequester which would have otherwise reduced payments to Medicare providers by 2%, as required by the Budget Control Act of 2011, from May 1, 2020, through March 31, 2022. The sequestration payment adjustment was phased back in with a 1% reduction beginning April 1, 2022, and returned to 2% on July 1, 2022. These sequestration cuts have been extended through April 2032.

The ARPA increases the federal budget deficit in a manner that triggers an additional statutorily mandated sequestration under the Pay-As-You-Go Act of 2010 (“PAYGO Act”). As a result, an additional Medicare payment reduction of up to 4% was required to take effect in January 2022. However, Congress delayed implementation of this payment reduction until 2025.

In the hospice segment, Medicare sequester relief resulted in an increase in net service revenues of $0.0 million and $1.4 million for the years ended December 31, 2023 and 2022, respectively. In the home health segment, Medicare sequester relief resulted in an increase in net service revenues of $0.0 million and $0.3 million for the years ended December 31, 2023 and 2022, respectively.

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