Form 10-Q
period 2024-03-31
Addus HomeCare Corp
filed 2024-05-07
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 30, 2024, Addus HomeCare Corporation had 16,370,336 shares of Common Stock outstanding.

ADDUS HOMECARE CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2024 and December 31, 2023

(Amounts and Shares in Thousands, Except Per Share Data)

(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash	$76,719	$64,791
Accounts receivable, net of allowances	104,727	115,499
Prepaid expenses and other current assets	10,401	19,714
Total current assets	191,847	200,004
Property and equipment, net of accumulated depreciation and amortization	23,872	24,011
Other assets
Goodwill	663,391	662,995
Intangibles, net of accumulated amortization	90,191	91,983
Operating lease assets, net	44,699	45,433
Total other assets	798,281	800,411
Total assets	$1,014,000	$1,024,426
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$22,022	$26,183
Accrued payroll	44,022	56,551
Accrued expenses	38,772	33,236
Operating lease liabilities, current portion	11,307	11,339
Government stimulus advances	13,548	5,765
Accrued workers' compensation insurance	11,920	12,043
Total current liabilities	141,591	145,117
Long-term liabilities
Long-term debt, less current portion, net of debt issuance costs	99,347	124,132
Long-term operating lease liabilities	39,044	39,711
Other long-term liabilities	8,875	8,772
Total long-term liabilities	147,266	172,615
Total liabilities	$288,857	$317,732
Stockholders' equity
Common stock—$.001 par value; 40,000 authorized and 16,370 and 16,227 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	$16	$16
Additional paid-in capital	406,465	403,846
Retained earnings	318,662	302,832
Total stockholders' equity	725,143	706,694
Total liabilities and stockholders' equity	$1,014,000	$1,024,426

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2024 and 2023

(Amounts and Shares in Thousands, Except Per Share Data)

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Net service revenues	$280,746	$251,599
Cost of service revenues	192,569	173,184
Gross profit	88,177	78,415
General and administrative expenses	61,063	56,360
Depreciation and amortization	3,469	3,447
Total operating expenses	64,532	59,807
Operating income	23,645	18,608
Interest income	(423)	(106)
Interest expense	2,758	2,461
Total interest expense, net	2,335	2,355
Income before income taxes	21,310	16,253
Income tax expense	5,480	3,578
Net income	$15,830	$12,675
Net income per common share
Basic income per share	$0.99	$0.79
Diluted income per share	$0.97	$0.78
Weighted average number of common shares and potential common shares outstanding:
Basic	16,063	15,949
Diluted	16,373	16,297

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Three Months Ended March 31, 2024 and 2023

(Amounts and Shares in Thousands)

(Unaudited)

	For the Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance at January 1, 2024	16,227	$16	$403,846	$302,832	$706,694
Issuance of shares of common stock under restricted stock award agreements	143	—	—	—	—
Stock-based compensation	—	—	2,619	—	2,619
Shares issued for exercise of stock options	—	—	—	—	—
Net income	—	—	—	15,830	15,830
Balance at March 31, 2024	16,370	$16	$406,465	$318,662	$725,143

	For the Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance at January 1, 2023	16,128	$16	$393,208	$240,316	$633,540
Issuance of shares of common stock under restricted stock award agreements	76	—	—	—	—
Stock-based compensation	—	—	2,646	—	2,646
Shares issued for exercise of stock options	—	—	25	—	25
Net income	—	—	—	12,675	12,675
Balance at March 31, 2023	16,204	$16	$395,879	$252,991	$648,886

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2024 and 2023

(Amounts in Thousands)

(Unaudited)

	For the Three Months
	Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$15,830	$12,675
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of acquisitions:
Depreciation and amortization	3,469	3,447
Deferred income taxes	131	(72)
Stock-based compensation	2,619	2,646
Amortization of debt issuance costs under the credit facility	215	215
Provision for credit losses	224	144
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	10,552	85
Prepaid expenses and other current assets	9,331	7,030
Government stimulus advances	7,783	(2,345)
Accounts payable	(4,332)	(494)
Accrued payroll	(12,529)	(10,901)
Accrued expenses and other long-term liabilities	5,385	6,369
Net cash provided by operating activities	38,678	18,799
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(400)	(965)
Purchases of property and equipment	(1,350)	(777)
Net cash used in investing activities	(1,750)	(1,742)
Cash flows from financing activities:
Payments on revolver — credit facility	(25,000)	(23,500)
Cash received from exercise of stock options	—	25
Net cash (used in) provided by financing activities	(25,000)	(23,475)
Net change in cash	11,928	(6,418)
Cash, at beginning of period	64,791	79,961
Cash, at end of period	$76,719	$73,543
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,527	$2,310
Cash paid (refunded) for income taxes	$13	$(39)

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

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements and related notes have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q. The accompanying balance sheet as of December 31, 2023 has been derived from the Company’s audited financial statements for the year ended December 31, 2023 previously filed with the SEC. Accordingly, these financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements and should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2023 included in our Annual Report on Form 10-K, which includes information and disclosures not included herein.

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

Computation of Weighted Average Shares

The following table sets forth the computation of basic and diluted common shares:

	For the Three Months Ended March 31,
	(Amounts in thousands)
	2024	2023
Weighted average number of shares outstanding for basic per share calculation	16,063	15,949
Effect of dilutive potential shares:
Stock options	227	251
Restricted stock awards	83	97
Adjusted weighted average shares for diluted per share calculation	16,373	16,297
Anti-dilutive shares:
Stock options	61	61
Restricted stock awards	—	—

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

3. Leases

Amounts reported on the Company’s Unaudited Condensed Consolidated Balance Sheets for operating leases were as follows:

	March 31, 2024	December 31, 2023
	(Amounts in Thousands)
Operating lease assets, net	$44,699	$45,433

Short-term operating lease liabilities (in accrued expenses)	11,307	11,339
Long-term operating lease liabilities	39,044	39,711
Total operating lease liabilities	$50,351	$51,050

Lease Costs

Components of lease costs were reported in general and administrative expenses in the Company’s Unaudited Condensed Consolidated Statements of Income as follows:

	For the Three Months Ended March 31, (Amounts in Thousands)
	2024	2023
Operating lease costs	$3,296	$3,042
Short-term lease costs	201	416
Total lease costs	3,497	3,458
Less: sublease income	(598)	(700)
Total lease costs, net	$2,899	$2,758

Lease Term and Discount Rate

Weighted average remaining lease terms and discount rates were as follows:

	March 31, 2024	December 31, 2023
Operating leases:
Weighted average remaining lease term	6.11	6.26
Weighted average discount rate	5.64%	5.47%

Maturity of Lease Liabilities

Remaining operating lease payments as of March 31, 2024 were as follows:

Operating Leases
(Amounts in Thousands)
Due in the 12-month period ended March 31,
2025	$10,663
2026	11,299
2027	8,959
2028	6,493
2029	5,496
Thereafter	17,390
Total future minimum rental commitments	60,300
Less: Imputed interest	(9,949)
Total lease liabilities	$50,351

Supplemental cash flows information

	For the Three Months Ended March 31,
	(Amounts in Thousands)
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,589	$3,374

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,137	$10,836

4. Goodwill and Intangible Assets

A summary of the goodwill and related adjustments is provided below:

	Hospice	Personal Care	Home Health	Total
	(Amounts in Thousands)
Goodwill as of December 31, 2023	$432,799	$153,276	$76,920	$662,995
Additions for acquisition	—	400	—	400
Adjustments to previously recorded goodwill	(54)	—	50	(4)
Goodwill as of March 31, 2024	$432,745	$153,676	$76,970	$663,391

On March 9, 2024, the Company completed its acquisition of the operations of Upstate Home Care Solutions (“Upstate”) for $0.4 million. With the purchase of Upstate, the Company expanded its personal care services segment in South Carolina. In connection with the Upstate acquisition, the Company recognized goodwill in its personal care segment of $0.4 million during the three months ended March 31, 2024.

The Company’s identifiable intangible assets consist of customer and referral relationships, trade names and trademarks, non-competition agreements and state licenses. Amortization is computed using straight-line and accelerated methods based upon the estimated useful lives of the respective assets, which range from one to twenty years. Customer and referral relationships are amortized systematically over the periods of expected economic benefit, which range from five to ten years.

The carrying amount and accumulated amortization of each identifiable intangible asset category consisted of the following:

		March 31, 2024			December 31, 2023
		(Amounts in Thousands)			(Amounts in Thousands)
	Estimated Useful Life	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Customer and referral relationships	5-10 years	$44,672	$(39,907)	$4,765	$44,672	$(39,566)	$5,106
Trade names and trademarks	1-20 years	59,566	(24,608)	34,958	59,566	(23,857)	35,709
Non-competition agreement	3-5 years	6,785	(5,805)	980	6,785	(5,601)	1,184
State Licenses	6-10 years	12,671	(9,511)	3,160	12,671	(9,015)	3,656
State Licenses	Indefinite	46,328	—	46,328	46,328	—	46,328
Total intangible assets		$170,022	$(79,831)	$90,191	$170,022	$(78,039)	$91,983

Amortization expense related to the intangible assets was $1.8 million and $1.7 million for the three months ended March 31, 2024 and 2023, respectively. The weighted average remaining useful lives of identifiable intangible assets as of March 31, 2024 was 10.14 years.

5. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consisted of the following:

	March 31, 2024	December 31, 2023
	(Amounts in Thousands)
Prepaid payroll	$—	$8,735
Prepaid workers' compensation and liability insurance	2,329	3,696
Prepaid licensing fees	5,651	4,481
Workers' compensation insurance receivable	699	577
Other	1,722	2,225
Total prepaid expenses and other current assets	$10,401	$19,714

Accrued expenses consisted of the following:

	March 31, 2024	December 31, 2023
	(Amounts in Thousands)

Accrued health benefits	7,297	7,400
Payor advances (1)	429	1,218
Accrued professional fees	9,112	7,304
Accrued payroll and other taxes	13,013	8,572
Other	8,921	8,742
Total accrued expenses	$38,772	$33,236

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

In recognition of the significant threat to the liquidity of financial markets posed by the COVID-19 pandemic, the Federal Reserve and Congress took dramatic actions to provide liquidity to businesses and the banking system in the United States, including relief for healthcare providers in the Coronavirus Aid, Relief, and Economic Stability Act (“CARES Act”), which was expanded by the Paycheck Protection Program and Health Care Enhancement (“PPPHCE”) Act, and the Consolidated Appropriations Act, 2021 (“CAA”), as well as the American Rescue Plan Act of 2021 (“ARPA”).

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

During the three months ended March 31, 2024, the Company received additional state funding provided by the ARPA in an aggregate amount of $10.2 million. The Company did not record revenue and related costs of service revenue during the three months ended March 31, 2024, because revenue recognition criteria were not met. Instead, the Company deferred recognition of the entire $10.2 million, which was received from states with specific spending plans and reporting requirements. Of the total state funding received by the Company pursuant to the ARPA through March 31, 2024, the Company utilized $2.4 million during the three months ended March 31, 2024, primarily for caregivers and adding support to recruiting and retention efforts, included as a reduction of cost of service revenues in the Company’s Unaudited Condensed Consolidated Statements of Income. As of March 31, 2024, the deferred portion of ARPA funding of $13.5 million is included within Government stimulus advances on the Company’s Unaudited Condensed Consolidated Balance Sheets.

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

7. Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2024	December 31, 2023
	(Amounts in Thousands)
Revolving loan under the credit facility	$101,353	$126,353
Less unamortized issuance costs	(2,006)	(2,221)
Long-term debt	$99,347	$124,132

Amended and Restated Senior Secured Credit Facility

On October 31, 2018, the Company entered into the Amended and Restated Credit Agreement, with certain lenders and Capital One, National Association, as a lender and as agent for all lenders, as amended by the First Amendment to Amended and Restated Credit Agreement, dated as of September 12, 2019, as further amended by the Second Amendment to Amended and Restated Credit Agreement, dated as of July 30, 2021, and as further amended by the Third Amendment to Amended and Restated Credit Agreement, dated as of April 26, 2023 (as described below, the “Third Amendment”) (as amended, the “Credit Agreement”, as used throughout this Quarterly Report on Form 10-Q, “credit facility” shall mean the credit facility evidenced by the Credit Agreement). The credit facility consists of a $600.0 million revolving credit facility and a $125.0 million incremental loan facility, which incremental loan facility may be for term loans or an increase to the revolving loan commitments. The maturity of this credit facility is July 30, 2026.

On April 26, 2023, the Company entered into the Third Amendment to replace LIBOR with the Secured Overnight Financing Rate (“SOFR”) as the benchmark reference rate for loans under its credit facility. The Third Amendment did not amend any other terms of the Credit Agreement. The transition to SOFR did not and is not expected to have a material impact on the Company’s results of operations or liquidity.

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

During the three months ended March 31, 2024, the Company did not draw on its credit facility and repaid $25.0 million under the revolving credit facility.

At March 31, 2024, the Company had a total of $101.4 million of revolving loans, with an interest rate of 7.18%, outstanding on its credit facility. After giving effect to the amount drawn on its credit facility, approximately $8.0 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA (as defined in the Credit Agreement), the Company had $486.9 of capacity and $377.5 million available for borrowing under its credit facility. As of December 31, 2023, the Company had a total of $126.4 million of revolving loans, with an interest rate of 7.21%, outstanding on its credit facility.

As of March 31, 2024, the Company was in compliance with all financial covenants under the Credit Agreement.

8. Income Taxes

The effective income tax rates were 25.7% and 22.0% for the three months ended March 31, 2024 and 2023, respectively.

For the three months ended March 31, 2024, the difference between our federal statutory and effective income tax rates was principally due to the inclusion of state taxes and non-deductible compensation, partially offset by the use of federal employment tax credits and excess tax benefit. For the three months ended March 31, 2024 and 2023, the effective tax rates were inclusive of an excess tax benefit of 0.1% and 1.2%, respectively. The excess tax expense or benefit is a discrete item, related to the vesting of equity shares, which requires the Company to recognize the expense or benefit fully in the period. An excess tax expense results if the Company’s cumulative costs of the award recognized exceed the income tax deduction, whereas an excess tax benefit results if the Company’s cumulative costs of the award recognized are less than the income tax deduction.

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

	For the Three Months Ended March 31, 2024
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$208,003	$55,863	$16,880	$280,746
Cost of services revenues	152,536	28,967	11,066	192,569
Gross profit	55,467	26,896	5,814	88,177
General and administrative expenses	15,445	13,439	4,537	33,421
Segment operating income	$40,022	$13,457	$1,277	54,756

	For the Three Months Ended March 31, 2023
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$190,032	$49,082	$12,485	$251,599
Cost of services revenues	138,383	27,267	7,534	173,184
Gross profit	51,649	21,815	4,951	78,415
General and administrative expenses	15,935	13,015	2,879	31,829
Segment operating income	$35,714	$8,800	$2,072	$46,586

	For the Three Months Ended March 31,
	2024	2023
	(Amounts in Thousands)
Segment reconciliation:
Total segment operating income	$54,756	$46,586

Items not allocated at segment level:
Other general and administrative expenses	27,642	24,531
Depreciation and amortization	3,469	3,447
Interest income	(423)	(106)
Interest expense	2,758	2,461
Income before income taxes	$21,310	$16,253

11. Significant Payors

The Company’s revenue by payor type was as follows:

Personal Care Segment	For the Three Months Ended March 31,
	2024		2023
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
State, local and other governmental programs	$107,754	51.8%	$95,320	50.1%
Managed care organizations	94,276	45.3	87,901	46.3
Private pay	3,906	1.9	4,226	2.2
Commercial insurance	1,486	0.7	1,669	0.9
Other	581	0.3	916	0.5
Total personal care segment net service revenues	$208,003	100.0%	$190,032	100.0%

Hospice Segment	For the Three Months Ended March 31,
	2024		2023
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$50,652	90.7%	$44,556	90.7%
Commercial insurance	3,134	5.6	2,547	5.2
Managed care organizations	1,817	3.3	1,647	3.4
Other	260	0.4	332	0.7
Total hospice segment net service revenues	$55,863	100.0%	$49,082	100.0%

Home Health Segment	For the Three Months Ended March 31,
	2024		2023
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$11,663	69.1%	$9,270	74.2%
Managed care organizations	4,400	26.1	2,539	20.3
Other	817	4.8	676	5.5
Total home health segment net service revenues	$16,880	100.0%	$12,485	100.0%

The Company derives a significant amount of its revenue from its operations in Illinois, New Mexico, New York and Ohio. The percentages of segment revenue for each of these significant states were as follows:

Personal Care Segment	For the Three Months Ended March 31,
	2024		2023
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Illinois	$107,575	51.8%	$98,414	51.8%
New Mexico	28,967	13.9	28,474	15.0
New York(1)	23,534	11.3	21,885	11.5
All other states	47,927	23.0	41,259	21.7
Total personal care segment net service revenues	$208,003	100.0%	$190,032	100.0%

(1)
In 2019, New York initiated a new Request For Offer (“RFO”) process to competitively procure Consumer Directed Personal Assistance Program (“CDPAP”) fiscal intermediaries. The Company was not one of the entities selected to enter into contracts as a Lead Fiscal Intermediary through the initial RFO process. However, the New York legislature intervened in 2022, authorizing fiscal intermediary applicants who satisfied certain criteria to continue operating in all counties contained in their RFO application. Although the Company was permitted to continue its CDPAP fiscal intermediary operations, the Company decided in November 2022 to suspend materially all of its new fee-for-service patient admissions through County Social Service Departments in the CDPAP. On June 6, 2023, the New York State Department of Health (“NYSDOH”) notified the Company that it had received a contract award. Under this contract, the Company is providing services to all current payors and has resumed new fee-for-service patient admissions through County Social Service Departments in the CDPAP. The CDPAP continues to be a focus for changes by New York governmental authorities. For example, the New York fiscal year 2025 budget will replace the CDPAP fiscal intermediaries with a single statewide fiscal intermediary with a stated deadline of April 1, 2025. The statewide fiscal intermediary, which will be selected by the NYSDOH, will be able to subcontract with several entities to facilitate the delivery of fiscal intermediary services. All service providers seeking to offer services under CDPAP will be required to contract with the statewide fiscal intermediary or its contractors in order to offer services. The Company does not currently believe it is likely to be selected as the single statewide fiscal intermediary and it is not possible at this time to assess the likelihood of becoming a subcontractor or the financial terms of any such arrangement. At this time, it is difficult to predict the details of the implementation of these modifications and their final timeline and, thus, their impact on the Company’s business and operations. However, we expect this could have a negative impact on our New York CDPAP business, though it would not be material to our business as a whole.

Hospice Segment	For the Three Months Ended March 31,
	2024		2023
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Ohio	$20,236	36.2%	$18,451	37.6%
Illinois	12,252	21.9	11,480	23.4
New Mexico	7,515	13.5	6,486	13.2
All other states	15,860	28.4	12,665	25.8
Total hospice segment net service revenues	$55,863	100.0%	$49,082	100.0%

Home Health Segment	For the Three Months Ended March 31,
	2024		2023
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
New Mexico	$7,777	46.1%	$9,116	73.0%
Illinois	2,942	17.4	3,369	27.0
Tennessee	6,161	36.5	—	—
Total home health segment net service revenues	$16,880	100.0%	$12,485	100.0%

A substantial portion of the Company’s revenue and accounts receivable are derived from services performed for federal, state and local governmental agencies. The personal care segment derives a significant amount of its net service revenues in Illinois, which represented 38.3% and 39.1% of our net service revenues for the three months ended March 31, 2024 and 2023, respectively. The Illinois Department on Aging, the largest payor program for the Company’s Illinois personal care operations, accounted for 20.8% and 21.5% of the Company’s net service revenues for the three months ended March 31, 2024 and 2023, respectively.

The related receivables due from the Illinois Department on Aging represented 18.0% and 20.7% of the Company’s net accounts receivable at March 31, 2024 and December 31, 2023, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements about our business and operations. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words like “believes,” “belief,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “would,” “should” and similar expressions are intended to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to: the impact of macroeconomic conditions, including significant global inflation and elevated interest rates, legislative developments, trade disruptions and the potential adverse effects of current geopolitical conditions; business disruptions due to natural disasters, acts of terrorism, pandemics, riots, civil insurrection or social unrest, looting, protests, strikes or street demonstrations; changes in operational and reimbursement processes and payment structures at the state or federal levels; changes in Medicaid, Medicare, other government program and managed care organizations policies and payment rates, and the timeliness of reimbursements received under government programs; changes in, or our failure to comply with, existing, federal and state laws or regulations, or our failure to comply with new government laws or regulations on a timely basis; competition in the healthcare industry; the geographical concentration of our operations; changes in the case mix of consumers and payment methodologies; operational changes resulting from the assumption by managed care organizations of responsibility for managing and paying for our services to consumers; the nature and success of future financial and/or delivery system reforms; changes in estimates and judgments associated with critical accounting policies; our ability to maintain or establish new referral sources; our ability to renew significant agreements or groups of agreements; our ability to attract and retain qualified personnel; federal, state and city minimum wage pressure, including any failure of any governmental entity to enact a minimum wage offset and/or the timing of any such enactment; changes in payments and covered services due to the overall economic conditions and deficit reduction measures by federal and state governments, and our expectations regarding these changes; cost containment initiatives undertaken by federal and state governmental and other third-party payors; our ability to access financing through the capital and credit markets; our ability to meet debt service requirements and comply with covenants in debt agreements; our ability to integrate and manage our information systems; any security breaches, cyber-attacks, loss of data, or cybersecurity threats or incidents, and any actual or perceived failures to comply with legal requirements related to the privacy of confidential consumer data and other sensitive information; the size and growth of the markets for our services, including our expectations regarding the markets for our services; eligibility standards and limits on services imposed by state governmental agencies; the potential for litigation, audits and investigations; discretionary determinations by government officials; our ability to successfully implement our business model to grow our business; our ability to continue identifying, pursuing, consummating and integrating acquisition opportunities and expand into new geographic markets; the impact of acquisitions and dispositions on our business, including the potential inability to realize the benefits of potential acquisitions; the effectiveness, quality and cost of our services; our ability to successfully execute our growth strategy; changes in tax rates; the impact of inclement weather or natural disasters; and various other matters, many of which are beyond our control. In addition, these forward-looking statements are subject to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2023, filed with the SEC on February 27, 2024. You should carefully review all of these factors. Moreover, our business may be materially adversely affected by factors that are not currently known to us, by factors that we currently consider immaterial or by factors that are not specific to us, such as general economic conditions. These forward-looking statements were based on information, plans and estimates at the date of this report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes, except as may be required by law.

Overview

We are a home care services provider operating three segments: personal care, hospice and home health. Our services are principally provided in-home under agreements with federal, state and local government agencies, managed care organizations, commercial insurers and private individuals. Our consumers are predominantly “dual eligible,” meaning they are eligible to receive both Medicare and Medicaid benefits. Managed care organizations accounted for 35.8% and 36.6% of our net service revenues during the three months ended March 31, 2024 and 2023, respectively.

A summary of certain consolidated financial results is provided in the table below.

	For the Three Months Ended March 31,
	2024	2023
Net service revenues by segment:	(Amounts in Thousands)
Personal care	$208,003	$190,032
Hospice	55,863	49,082
Home health	16,880	12,485
Total net service revenue	$280,746	$251,599

Net income	$15,830	$12,675

As of March 31, 2024, we provided our services in 22 states through 214 offices. We served approximately 57,000 and 55,000 discrete individuals, respectively, during the three months ended March 31, 2024 and 2023. Our personal care segment also includes staffing services, with clients including assisted living facilities, nursing homes and hospice facilities.

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

On March 9, 2024, we completed our acquisition of the operations of Upstate for $0.4 million, with funding provided by available cash. With the purchase of Upstate, the Company expanded its personal care services segment in South Carolina.

Recruiting

As the labor market continues to be tight and unemployment remains at low levels, the competition for new caregivers, including skilled healthcare staff, and support staff continues to be significant. In addition, the United States economy continues to experience significant inflationary pressures and a competitive labor market. To the extent that we continue to experience a shortage of caregivers, it may hinder our ability to fully meet the continuing demand for both our non-clinical and clinical services.

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

Our revenue by payor and significant states by segment were as follows:

Personal Care Segment	For the Three Months Ended March 31,
	2024		2023
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
State, local and other governmental programs	$107,754	51.8%	$95,320	50.1%
Managed care organizations	94,276	45.3	87,901	46.3
Private pay	3,906	1.9	4,226	2.2
Commercial insurance	1,486	0.7	1,669	0.9
Other	581	0.3	916	0.5
Total personal care segment net service revenues	$208,003	100.0%	$190,032	100.0%
Illinois	$107,575	51.8%	$98,414	51.8%
New Mexico	28,967	13.9	28,474	15.0
New York (1)	23,534	11.3	21,885	11.5
All other states	47,927	23.0	41,259	21.7
Total personal care segment net service revenues	$208,003	100.0%	$190,032	100.0%

(1)
In 2019, New York initiated a new RFO process to competitively procure CDPAP fiscal intermediaries. The Company was not one of the entities selected to enter into contracts as a Lead Fiscal Intermediary through the initial RFO process. However, the New York legislature intervened in 2022, authorizing fiscal intermediary applicants who satisfied certain criteria to continue operating in all counties contained in their RFO application. Although the Company was permitted to continue its CDPAP fiscal intermediary operations, the Company decided in November 2022 to suspend materially all of its new fee-for-service patient admissions through County Social Service Departments in the CDPAP. On June 6, 2023, the NYSDOH notified the Company that it had received a contract award. Under this contract, the Company is providing services to all current payors and has resumed new fee-for-service patient admissions through County Social Service Departments in the CDPAP. The CDPAP continues to be a focus for changes by New York governmental authorities. For example, the New York fiscal year 2025 budget will replace the CDPAP fiscal intermediaries with a single statewide fiscal intermediary with a stated deadline of April 1, 2025. The statewide fiscal intermediary, which will be selected by the NYSDOH, will be able to subcontract with several entities to facilitate the delivery of fiscal intermediary services. All service providers seeking to offer services under CDPAP will be required to contract with the statewide fiscal intermediary or its contractors in order to offer services. The Company does not currently believe it is likely to be selected as the single statewide fiscal intermediary and it is not possible at this time to assess the likelihood of becoming a subcontractor or the financial terms of any such arrangement. At this time, it is difficult to predict the details of the implementation of these modifications and their final timeline and, thus, their impact on the Company’s business and operations. However, we expect this could have a negative impact on our New York CDPAP business, though it would not be material to our business as a whole.

Hospice Segment	For the Three Months Ended March 31,
	2024		2023
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$50,652	90.7%	$44,556	90.8%
Commercial insurance	3,134	5.6	2,547	5.2
Managed care organizations	1,817	3.3	1,647	3.4
Other	260	0.4	332	0.6
Total hospice segment net service revenues	$55,863	100.0%	$49,082	100.0%
Ohio	$20,236	36.2%	$18,451	37.6%
Illinois	12,252	21.9	11,480	23.4
New Mexico	7,515	13.5	6,486	13.2
All other states	15,860	28.4	12,665	25.8
Total hospice segment net service revenues	$55,863	100.0%	$49,082	100.0%

Home Health Segment	For the Three Months Ended March 31,
	2024		2023
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$11,663	69.1%	$9,270	74.2%
Managed care organizations	4,400	26.1	2,539	20.3
Other	817	4.8	676	5.5
Total home health segment net service revenues	$16,880	100.0%	$12,485	100.0%
New Mexico	$7,777	46.1%	$9,116	73.0%
Illinois	2,942	17.4	3,369	27.0
Tennessee	6,161	36.5	—	—
Total home health segment net service revenues	$16,880	100.0%	$12,485	100.0%

The personal care segment derives a significant amount of its net service revenues in Illinois, which represented 38.3% and 39.1% of our net service revenues for the three months ended March 31, 2024 and 2023, respectively.

A significant amount of our net service revenues are derived from one payor, the Illinois Department on Aging, the largest payor program for our Illinois personal care operations, which accounted for 20.8% and 21.5% of our net service revenues for the three months ended March 31, 2024 and 2023, respectively.

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

The Illinois fiscal year 2024 budget passed in June 2023 included an increase in hourly rates for in-home care services to $28.07, which took effect on January 1, 2024 and required a minimum wage rate of $17.00 per hour.

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

CMS began implementing a nationwide expansion of the Home Health Value-Based Purchasing (“HHVBP”) Model in 2022. Under the HHVBP Model, home health agencies receive increases or decreases to their Medicare fee-for-service payments of up to 5% based on performance against specific quality measures relative to the performance of other home health providers. Data collected in each performance year will impact Medicare payments two years later. Calendar year 2023 was the first performance year under the expanded HHVBP Model, which will affect payments in calendar year 2025.

In certain states, payment of claims may be impacted by the Review Choice Demonstration for Home Health Services, a program intended to identify and prevent fraud, reduce the number of Medicare appeals and improve provider compliance with Medicare program requirements. The program currently applies to home health agencies in certain states, including Illinois, Ohio, Oklahoma, North Carolina, Florida and Texas. Providers in states subject to the Review Choice Demonstration may initially select from the following claims review and approval processes: pre-claim review, post-payment review or a minimal post-payment review with a 25% payment reduction. Home health agencies that maintain high compliance levels will be eligible for additional options that may be less burdensome. This program has not had a material impact on our results of operations or financial position.

The IMPACT Act required the Department of Health and Human Services (“HHS”), together with the Medicare Payment Advisory Commission (“MedPAC”), to consider and propose a unified payment system for post-acute care services provided by home health agencies, inpatient rehabilitation facilities, skilled nursing facilities, and long-term care hospitals. A unified post-acute care payment system would pay post-acute care providers under a single framework according to a patient’s characteristics, rather than based on the post-acute care setting where the patient receives treatment. As required under the statute, CMS and the HHS Office of the Assistant Secretary for Planning and Evaluation issued a report in July 2022 presenting a prototype for a unified post-acute care payment model, and MedPAC submitted a report to Congress in June 2023 evaluating a prototype design. Although both CMS and MedPAC concluded that designing a unified payment system is feasible, CMS noted that universal implementation of a unified payment system would require congressional action and MedPAC cautioned that implementation would be complex. Due to the agency resources required to implement a unified model, MedPAC noted that CMS may consider smaller-scale site-neutral policies to address some of the overlap in patients treated in different settings and highlighted that recent changes to various post-acute care payment systems address some of the concerns underlying the push for a unified model.

New York Consumer Directed Personal Assistance Program (“CDPAP”)

The CDPAP is a self-directed care alternative program that allows eligible individuals who need help with activities of daily living or skilled nursing services to choose their caregivers. We provide support services as a CDPAP fiscal intermediary. The Company recognized approximately $10.4 million and $10.1 million in revenue from the program for the three months ended March 31, 2024 and 2023, respectively.

In 2019, New York initiated a new RFO process to competitively procure CDPAP fiscal intermediaries. The Company was not one of the entities selected to enter into contracts as a Lead Fiscal Intermediary through the initial RFO process. However, the New York legislature intervened in 2022, authorizing fiscal intermediary applicants who satisfied certain criteria to continue operating in all counties contained in their RFO application. Although the Company was permitted to continue its CDPAP fiscal intermediary operations, the Company decided in November 2022 to suspend materially all of its new fee-for-service patient admissions through County Social Service Departments in the CDPAP. On June 6, 2023, the NYSDOH notified the Company that it had received a contract award. Under this contract, the Company is providing services to all current payors and has resumed new fee-for-service patient admissions through County Social Service Departments in the CDPAP. The CDPAP continues to be a focus for changes by New York governmental authorities. For example, the New York fiscal year 2025 budget, which was signed by the governor on April 20, 2024, will replace the CDPAP fiscal intermediaries with a single statewide fiscal intermediary with a stated deadline of April 1, 2025. The statewide fiscal intermediary, which will be selected by the NYSDOH, will be able to subcontract with several entities to facilitate the delivery of fiscal intermediary services. All service providers seeking to offer services under CDPAP will be required to contract with the statewide fiscal intermediary or its contractors in order to offer services. The Company does not currently believe it is likely to be selected as the single statewide fiscal intermediary and it is not possible at this time to assess the likelihood of becoming a subcontractor or the financial terms of any such arrangement. At this time, it is difficult to predict the details of the implementation of these modifications and their final timeline and, thus, their impact on the Company’s business and operations. However, we expect this could have a negative impact on our New York CDPAP business, though it would not be material to our business as a whole.

CMS Final Rule: “Ensuring Access to Medicaid Services”

On April 22, 2024, CMS announced a final rule intended to improve access to services and quality of care for Medicaid beneficiaries across fee-for-service and managed care delivery systems. The final rule includes significant provisions related to HCBS, including the “80/20” or “payment adequacy” requirement, which will require states to ensure that at least 80% of all Medicaid payments a provider receives for homemaker, home health aide, and personal care services, less certain excluded costs, under certain programs are spent on total compensation (including benefits) for direct care workers furnishing these services, rather than administrative overhead or profit, subject to limited exceptions. States are required to ensure compliance with the 80/20 requirement by mid-2030. The final rule made a number of technical changes to the definitions used in calculating compliance that clarified or narrowed the revenue covered by the calculation and clarified or expanded the payments to workers that are counted in satisfying the requirement, which combined to make compliance less onerous to providers.

The final rule includes several other measures intended to promote transparency and enhance quality and access to services, including a variety of reporting requirements for States. Given the very long implementation period and the likelihood of further changes as a result of litigation, administration changes, further rule-making and state changes in response to the final rule, it is premature to predict the ultimate impact of the final rule on our business.

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

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. The effective income tax rate was 25.7% and 22.0% for the three months ended March 31, 2024 and 2023, respectively, compared to our federal statutory rate of 21%. The difference between our federal statutory and effective income tax rates was principally due to the inclusion of state taxes, non-deductible compensation, excess tax expense/benefit and the use of federal employment tax credits.

Results of Operations — Consolidated

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

The following table sets forth our unaudited condensed consolidated results of operations.

	For the Three Months Ended March 31,
	2024		2023		Change
		% Of		% Of
		Net Service		Net Service
	Amount	Revenues	Amount	Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Net service revenues	$280,746	100.0%	$251,599	100.0%	$29,147	11.6%
Cost of service revenues	192,569	68.6	173,184	68.8	19,385	11.2
Gross profit	88,177	31.4	78,415	31.2	9,762	12.4
General and administrative expenses	61,063	21.8	56,360	22.4	4,703	8.3
Depreciation and amortization	3,469	1.2	3,447	1.4	22	0.6
Total operating expenses	64,532	23.0	59,807	23.8	4,725	7.9
Operating income	23,645	8.4	18,608	7.4	5,037	27.1
Interest income	(423)	(0.2)	(106)	(0.0)	(317)	299.1
Interest expense	2,758	1.0	2,461	1.0	297	12.1
Total interest expense, net	2,335	0.8	2,355	0.9	(20)	(0.8)
Income before income taxes	21,310	7.6	16,253	6.5	5,057	31.1
Income tax expense	5,480	2.0	3,578	1.4	1,902	53.2
Net income	$15,830	5.6%	$12,675	5.0%	$3,155	24.9%

Net service revenues increased by 11.6% to $280.7 million for the three months ended March 31, 2024 compared to $251.6 million for the three months ended March 31, 2023. Revenue increased by $18.0 million in our personal care segment, $6.8 million in our hospice segment and by $4.4 million in our home health segment during the three months ended March 31, 2024, compared to the same period in 2023. The increase in our personal care segment was due to organic growth. The increase in our hospice and home health segment revenue was due to the acquisition of the operations of Tennessee Quality Care on August 1, 2023.

Gross profit, expressed as a percentage of net service revenues, increased to 31.4% for the three months ended March 31, 2024, compared to 31.2% for the same period in 2023 due to growth in our higher margin hospice segment.

General and administrative expenses increased to $61.1 million for the three months ended March 31, 2024, as compared to $56.4 million for the three months ended March 31, 2023. The increase in general and administrative expenses was primarily due to the Tennessee Quality Care acquisition that resulted in an increase in administrative employee wage, bonus, tax and benefit costs of $2.1 million and an increase in acquisition expense of $1.5 million. General and administrative expenses, expressed as a percentage of net service revenues, decreased to 21.8% for the three months ended March 31, 2024, from 22.4% for the three months ended March 31, 2023.

Interest expense increased to $2.8 million for the three months ended March 31, 2024 from $2.5 million for the three months ended March 31, 2023. The increase in interest expense was primarily due to increased interest rates under our credit facility for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. The effective income tax rate was 25.7% and 22.0% for the three months ended March 31, 2024 and 2023, respectively. Our higher effective income tax rate for the three months ended March 31, 2024 was principally due to a lower excess tax benefit as well as a lower benefit from the use of federal employment tax credits. For the three months ended March 31, 2024 and 2023, the excess tax benefit and federal employment tax credits were 3.5% and 6.8%, respectively.

Results of Operations – Segments

The following tables and related analysis summarize our operating results and business metrics by segment:

Personal Care Segment

	For the Three Months Ended March 31,
	2024		2023		Change
	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$208,003	100.0%	$190,032	100.0%	$17,971	9.5%
Cost of services revenues	152,536	73.3	138,383	72.8	14,153	10.2
Gross profit	55,467	26.7	51,649	27.2	3,818	7.4
General and administrative expenses	15,445	7.4	15,935	8.4	(490)	(3.1)
Segment operating income	$40,022	19.3%	$35,714	18.8%	$4,308	12.1%
Business Metrics (Actual Numbers, Except Billable Hours in Thousands)
Locations at period end	153		157
Average billable census * (1)	37,715		38,363		(648)	(1.7)%
Billable hours * (2)	7,590		7,592		(2)	-
Average billable hours per census per month * (2)	67.0		65.8		1.2	1.8
Billable hours per business day * (2)	116,769		116,805		(36)	-
Revenues per billable hour * (2)	$27.35		$24.98		$2.37	9.5%
Same store growth revenue % * (3)	9.3%		11.4%

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
(3)
Same store growth reflects the change in year-over-year revenue for the same store base. We define the same store base to include those stores open for at least 52 full weeks. This measure highlights the performance of existing stores, while excluding the impact of acquisitions, new store openings and closures and ARPA associated revenue from this calculation.

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

The personal care segment derives a significant amount of its net service revenues from operations in Illinois, which represented 38.3% and 39.1% of our net service revenues for the three months ended March 31, 2024 and 2023, respectively. One payor, the Illinois Department on Aging, accounted for 20.8% and 21.5% of net service revenues for the three months ended March 31, 2024 and 2023, respectively.

Net service revenues from state, local and other governmental programs accounted for 51.8% and 50.1% of net service revenues for the three months ended March 31, 2024 and 2023, respectively. Managed care organizations accounted for 45.3% and 46.3% of net service revenues for the three months ended March 31, 2024 and 2023, respectively, with commercial insurance, private pay and other payors accounting for the remainder of net service revenues.

Net service revenues increased by 9.5% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Net service revenues included a 9.5% increase in revenues per billable hour for the three months ended March 31, 2024, mainly attributed to rate increases discussed above, as compared to the three months ended March 31, 2023. Gross profit, expressed as a percentage of net service revenues, decreased marginally to 26.7% for the three months ended March 31, 2024 from 27.2% for the three months ended March 31, 2023. This decrease was primarily due to increases in direct payroll and benefits expenses for the three months ended March 31, 2024.

The personal care segment’s general and administrative expenses primarily consist of administrative employee wages, taxes and benefit costs, rent, information technology and office expenses. General and administrative expenses, expressed as a percentage of net service revenues, was 7.4% and 8.4% for the three months ended March 31, 2024 and 2023, respectively.

Hospice Segment

	For the Three Months Ended March 31,
	2024		2023		Change
	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$55,863	100.0%	$49,082	100.0%	$6,781	13.8%
Cost of services revenues	28,967	51.9	27,267	55.6	1,700	6.2
Gross profit	26,896	48.1	21,815	44.4	5,081	23.3
General and administrative expenses	13,439	24.1	13,015	26.5	424	3.3
Segment operating income	$13,457	24.0%	$8,800	17.9%	$4,657	52.9%
Business Metrics (Actual Numbers)
Locations at period end	38		33
Admissions * (1)	3,472		3,324		148	4.5%
Average daily census * (2)	3,359		3,195		164	5.1
Average discharge length of stay * (3)	90		88		2	2.3
Patient days * (4)	305,630		287,551		18,079	6.3
Revenue per patient day * (5)	$182.78		$176.22		$6.56	3.7%
Organic growth
- Revenue * (6)	5.8%		2.6%
- Average daily census * (6)	(1.1)%		1.5%

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

Hospice generates revenue by providing care to patients with a life expectancy of six months or less, as well as related services for their families. Hospice offers four levels of care, as defined by Medicare, to meet the varying needs of patients and their families. The four levels of hospice include routine home care, continuous home care, general inpatient care and respite care. Our hospice segment principally provides routine home care.

Net service revenues from Medicare accounted for 90.7% for both the three months ended March 31, 2024 and 2023, respectively. Net service revenues from managed care organizations accounted for 3.3% and 3.4% for the three months ended March 31, 2024 and 2023, respectively.

Net service revenues increased by $6.8 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily attributed to organic growth and the acquisition of the operations of Tennessee Quality Care on August 1, 2023.

Gross profit, expressed as a percentage of net service revenues, was 48.1% and 44.4% for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024, the increase was mainly attributed to a decrease in direct employee wage, tax and benefit costs as a percentage of net service revenues.

The hospice segment’s general and administrative expenses primarily consist of administrative employee wage, tax and benefit costs, rent, information technology and office expenses. General and administrative expenses, expressed as a percentage of net service revenues, was 24.1% and 26.5% for the three months ended March 31, 2024 and 2023, respectively. The decrease in general and administrative expenses as a percentage of net service revenues was primarily due to more efficient operations for administrative employees for the three months ended March 31, 2024.

Home Health Segment

	For the Three Months Ended March 31,
	2024		2023		Change
	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$16,880	100.0%	$12,485	100.0%	$4,395	35.2%
Cost of services revenues	11,066	65.6	7,534	60.3	3,532	46.9
Gross profit	5,814	34.4	4,951	39.7	863	17.4
General and administrative expenses	4,537	26.9	2,879	23.1	1,658	57.6
Segment operating income	$1,277	7.5%	$2,072	16.6%	$(795)	(38.4)%
Business Metrics (Actual Numbers)
Locations at period end	23		13
New admissions * (1)	4,887		3,893		994	25.5%
Recertifications * (2)	3,168		1,549		1,619	104.5
Total volume * (3)	8,055		5,442		2,613	48.0
Visits * (4)	106,931		77,828		29,103	37.4%
Organic growth
- Revenue * (5)	(15.1)%		13.8%
- Admissions * (5)	(4.0)%		(3.6)%

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

The home health segment generates net service revenues by providing home health services on a short-term, intermittent or episodic basis to individuals, generally to treat an illness or injury. Net service revenues from Medicare accounted for 69.1% and 74.2%, managed care organizations accounted for 26.1% and 20.3% and other accounted for 4.8% and 5.5% for the three months ended March 31, 2024 and 2023, respectively. Home health services provided to Medicare beneficiaries are paid under the Medicare Home Health Prospective Payment System, which uses national, standardized 30-day period payment rates for periods of care. CMS uses the PDGM as the case-mix classification model to place periods of care into payment categories, classifying patients based on clinical characteristics. An outlier adjustment may be paid for periods of care in which costs exceed a specific threshold amount.

Net service revenues increased by $4.4 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. Total visits increased for the three months ended March 31, 2024, mainly attributed to the acquisition of Tennessee Quality Care on August 1, 2023.

Gross profit, expressed as a percentage of net service revenues, was 34.4% and 39.7% for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024, the decrease was primarily due to an increase in cost of services revenues that more than offset the increase in net service revenues compared to the three months ended March 31, 2023. Cost of services revenues for the three months ended March 31, 2024 increased compared to the corresponding period in 2023 due to an increase in direct employee wage, tax and benefit costs.

The home health segment’s general and administrative expenses primarily consist of administrative employee wage, tax and benefit costs, rent, information technology and office expenses. General and administrative expenses, expressed as a percentage of net service revenues, was 26.9% and 23.1% for the three months ended March 31, 2024 and 2023, respectively. General and administrative expenses for the three months ended March 31, 2024 increased compared to the corresponding period in 2023, primarily due to an increase in administrative employee wage, tax and benefit costs for the three months ended March 31, 2024.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand and cash from operations and borrowings under our credit facility. At March 31, 2024 and December 31, 2023, we had cash balances of $76.7 million and $64.8 million, respectively. At March 31, 2024, we had a $600.0 million revolving credit facility and a $125.0 million incremental loan facility, which may be for term loans or an increase to the revolving loan commitments. The maturity of this credit facility is July 30, 2026.

During the three months ended March 31, 2024, we used $0.4 million in cash to fund the Upstate acquisition and repaid $25.0 million under our revolving credit facility. As of March 31, 2024, we had a total of $101.4 million in revolving loans, with an interest rate of 7.18% outstanding on our credit facility and after giving effect to the amount drawn on our credit facility, approximately $8.0 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA (as defined in the Credit Agreement), we had $486.9 million of capacity and $377.5 million available for borrowing under our credit facility. At December 31, 2023, we had a total of $126.4 million revolving credit loans, with an interest rate of 7.21%, outstanding on our credit facility.

Our credit facility requires us to maintain a total net leverage ratio not exceeding 3.75:1.00. At March 31, 2024, we were in compliance with our financial covenants under the Credit Agreement. Although we believe our liquidity position remains strong, we can provide no assurance that we will remain in compliance with the covenants in our Credit Agreement, and in the future, it may prove necessary to seek an amendment with the bank lending group under our credit facility. Additionally, there can be no assurance that we will be able to raise additional funds on terms acceptable to us, if at all.

See Note 7 to the Notes to Condensed Consolidated Financial Statements, Long-Term Debt, for additional details of our long-term debt.

Current Macroeconomic Conditions and COVID-19 Relief Funding

Economic conditions in the United States continue to be challenging in various respects. For example, the United States economy continues to experience significant inflationary pressures, elevated interest rates and challenging labor market conditions. Any resulting economic downturn would pose a risk to states’ revenues, which in turn could affect our reimbursements and collections received for services rendered. Depending on the severity and length of any potential economic downturn as well as the extent of any federal support, states could face significant fiscal challenges and revise their revenue forecasts and adjust their budgets, and sales tax collections and income tax withholdings could be depressed in fiscal year 2023 (which will end June 30, 2024 in most states), and, potentially, future fiscal years. For example, Illinois, New Mexico and New York, our top three personal care markets, previously revised revenue estimates downward for the 2022 fiscal year as the result of earlier negative economic conditions arising from the COVID-19 pandemic. Also, in response to reduced revenues, the state of New York authorized the issuance of short-term bonds and implemented uniform reductions to Medicaid payments, applicable to home health and personal care services (hospice services were exempt).

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

During the three months ended March 31, 2024, the Company received additional state funding provided by the ARPA in an aggregate amount of $10.2 million. The Company did not record revenue and related costs of service revenue during the three months ended March 31, 2024, because revenue recognition criteria were not met. Instead, the Company deferred recognition of the entire $10.2 million, which was received from states with specific spending plans and reporting requirements. Of the total state funding received by the Company pursuant to the ARPA through March 31, 2024, the Company utilized $2.4 million during the three months ended March 31, 2024, primarily for caregivers and adding support to recruiting and retention efforts, included as a reduction of cost of service revenues in the Company’s Unaudited Condensed Consolidated Statements of Income. As of March 31, 2024, the deferred portion of ARPA funding of $13.5 million is included within Government stimulus advances on the Company’s Unaudited Condensed Consolidated Balance Sheets.

Medicare sequester

The CARES Act and related laws temporarily lifted the Medicare sequester, which would have otherwise reduced payments to Medicare providers by 2% as required by the Budget Control Act of 2011, from May 1, 2020, through March 31, 2022. The sequestration payment adjustment was phased back in with a 1% reduction beginning April 1, 2022, and returned to 2% on July 1, 2022. These sequestration cuts have been extended through April 2032.

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

Cash Flows

The following table summarizes changes in our cash flows:

	For the Three Months Ended March 31,
	2024	2023
	(Amounts in Thousands)
Net cash provided by operating activities	$38,678	$18,799
Net cash used in investing activities	(1,750)	(1,742)
Net cash (used in) provided by financing activities	(25,000)	(23,475)

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Cash flows from operating activities represent the inflow of cash from our payors and the outflow of cash for payroll and payroll taxes, operating expenses, interest and taxes. Net cash provided by operating activities was $38.7 million for the three months ended March 31, 2024, compared to net cash used in operating activities of $18.8 million for the same period in 2023. The increase in cash provided by operations was primarily due to the timing of receipts on accounts receivable and the timing of government stimulus funds. The changes in accounts receivable were primarily related to the growth in revenue and a decrease in days sales outstanding (“DSO”) during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The related receivables due from the Illinois Department on Aging represented 20.8% and 21.5% of the Company’s net accounts receivable at March 31, 2024 and March 31, 2023, respectively.

Net cash used in investing activities for the three months ended March 31, 2024, primarily consisted of $0.4 million of net cash used for the Upstate acquisition and $1.4 million of cash used for property and equipment purchases, primarily related to our ongoing investments in technology infrastructure fixed assets. Net cash used in investing activities for the three months ended March 31, 2023 primarily consisted of $1.0 million of net cash used for the CareStaff acquisition and $0.7 million of cash used for property and equipment purchases.

Net cash used in financing activities for the three months ended March 31, 2024, primarily consisted of a $25.0 million payment on the revolver portion of our credit facility. Net cash used in financing activities for the three months ended March 31, 2023 primarily consisted of $23.5 million payment on the revolver portion of our credit facility.

Outstanding Accounts Receivable

Gross accounts receivable as of March 31, 2024 and December 31, 2023 were approximately $106.8 million and $117.8 million, respectively. Outstanding accounts receivable, net of allowance for credit losses, decreased by $10.8 million as of March 31, 2024 as compared to December 31, 2023. Accounts receivable for the Illinois Department on Aging decreased approximately $10.6 million during the quarter ended March 31, 2024. Our collection procedures include review of account aging and direct contact with our payors. We have historically not used collection agencies. An uncollectible amount is written off to the allowance account after reasonable collection efforts have been exhausted.

We calculate our DSO by taking the trade accounts receivable outstanding, net of allowance for credit losses for doubtful accounts, divided by the net service revenues for the last quarter, multiplied by the number of days in that quarter. Our DSOs were 35 days and 39 days at March 31, 2024 and December 31, 2023, respectively. The DSOs for our largest payor, the Illinois Department on Aging, were 30 days and 50 days at March 31, 2024 and December 31, 2023, respectively.

Off-Balance Sheet Arrangements

As of March 31, 2024, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates previously disclosed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” set forth in Part II, Item 7 of our Annual Report on Form 10-K for the period ended December 31, 2023, filed on February 27, 2024.

Recently Issued Accounting Pronouncements

Refer to Note 2 to the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. As of March 31, 2024, we had outstanding borrowings of approximately $101.4 million on our credit facility, all of such borrowings were subject to variable interest rates. If the variable rates on this debt were 100 basis points higher than the rate applicable to the borrowing during the three month period ended March 31, 2024, our net income would have decreased by $0.2 million, or $0.01 per diluted share. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Legal Proceedings

From time to time, we are subject to legal and/or administrative proceedings incidental to our business. It is the opinion of management that the outcome of pending legal and/or administrative proceedings will not have a material effect on our financial position and results of operations.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors discussed under the caption “Risk Factors” set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 27, 2024. There have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in our Annual Report on Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Not applicable. Without limiting the generality of the foregoing, during the quarter ended March 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, as such terms are defined in Item 408(a) of Regulation S-K.

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

ADDUS HOMECARE CORPORATION

Date: May 7, 2024	By:	/s/ R. DIRK ALLISON

R. Dirk Allison Chairman and Chief Executive Officer (As Principal Executive Officer)

Date: May 7, 2024	By:	/s/ BRIAN POFF

Brian Poff Chief Financial Officer (As Principal Financial Officer)