Form 10-Q
period 2024-06-30
Addus HomeCare Corp
filed 2024-08-06
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-34504

ADDUS HOMECARE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-5340172
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6303 Cowboys Way, Suite 600 Frisco, TX	75034
(Address of principal executive offices)	(Zip Code)

(469) 535-8200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	ADUS	The Nasdaq Stock Market, LLC

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

As of July 30, 2024, Addus HomeCare Corporation had 18,100,285 shares of Common Stock outstanding.

ADDUS HOMECARE CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2024 and December 31, 2023

(Amounts and Shares in Thousands, Except Per Share Data)

(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash	$173,305	$64,791
Accounts receivable, net of allowances	109,195	115,499
Prepaid expenses and other current assets	12,488	19,714
Total current assets	294,988	200,004
Property and equipment, net of accumulated depreciation and amortization	23,381	24,011
Other assets
Goodwill	663,851	662,995
Intangibles, net of accumulated amortization	88,398	91,983
Operating lease assets, net	44,145	45,433
Other long-term assets	1,791	—
Total other assets	798,185	800,411
Total assets	1,116,554	$1,024,426
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$20,188	$26,183
Accrued payroll	55,102	56,551
Accrued expenses	35,633	33,236
Operating lease liabilities, current portion	11,224	11,339
Government stimulus advances	13,000	5,765
Accrued workers' compensation insurance	12,385	12,043
Total current liabilities	147,532	145,117
Long-term liabilities
Long-term debt, net of debt issuance costs	—	124,132
Long-term operating lease liabilities	38,359	39,711
Other long-term liabilities	9,008	8,772
Total long-term liabilities	47,367	172,615
Total liabilities	$194,899	$317,732
Stockholders' equity
Common stock—$.001 par value; 40,000 authorized and 18,100 and 16,227 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	$18	$16
Additional paid-in capital	584,896	403,846
Retained earnings	336,741	302,832
Total stockholders' equity	921,655	706,694
Total liabilities and stockholders' equity	$1,116,554	$1,024,426

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months Ended June 30, 2024 and 2023

(Amounts and Shares in Thousands, Except Per Share Data)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Net service revenues	$286,922	$259,980	$567,668	$511,579
Cost of service revenues	193,764	177,662	386,333	350,846
Gross profit	93,158	82,318	181,335	160,733
General and administrative expenses	63,576	57,397	124,639	113,757
Depreciation and amortization	3,401	3,382	6,870	6,829
Total operating expenses	66,977	60,779	131,509	120,586
Operating income	26,181	21,539	49,826	40,147
Interest income	(474)	(291)	(897)	(397)
Interest expense	2,114	2,331	4,872	4,792
Total interest expense, net	1,640	2,040	3,975	4,395
Income before income taxes	24,541	19,499	45,851	35,752
Income tax expense	6,462	4,647	11,942	8,225
Net income	$18,079	$14,852	$33,909	$27,527
Net income per common share
Basic income per share	$1.12	$0.93	$2.10	$1.72
Diluted income per share	$1.10	$0.91	$2.06	$1.69
Weighted average number of common shares and potential common shares outstanding:
Basic	16,177	16,002	16,120	15,975
Diluted	16,498	16,283	16,449	16,304

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Three and Six Months Ended June 30, 2024

(Amounts and Shares in Thousands)

(Unaudited)

	For the Three Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at April 1, 2024	16,370	$16	$406,465	$318,662	$725,143
Issuance of shares of common stock under restricted stock award agreements	8	—	—	—	—
Forfeiture of shares of common stock under restricted stock award agreements	(3)	—	—	—	—
Stock-based compensation	—	—	2,855	—	2,855
Shares issued for exercise of stock options	—	—	—	—	—
Shares issued in Public offering, net of offering costs	1,725	2	175,576	—	175,578
Net income	—	—	—	18,079	18,079
Balance at June 30, 2024	18,100	$18	$584,896	$336,741	$921,655

	For the Six Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2024	16,227	$16	$403,846	$302,832	$706,694
Issuance of shares of common stock under restricted stock award agreements	151	—	—	—	—
Forfeiture of shares of common stock under restricted stock award agreements	(3)	—	—	—	—
Stock-based compensation	—	—	5,474	—	5,474
Shares issued for exercise of stock options	—	—	—	—	—
Shares issued in Public offering, net of offering costs	1,725	2	175,576	—	175,578
Net income	—	—	—	33,909	33,909
Balance at June 30, 2024	18,100	$18	$584,896	$336,741	$921,655

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

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2024 and 2023

(Amounts in Thousands)

(Unaudited)

	For the Six Months
	Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$33,909	$27,527
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of acquisitions:
Depreciation and amortization	6,870	6,829
Deferred income taxes	264	165
Stock-based compensation	5,474	5,259
Amortization of debt issuance costs under the credit facility	430	430
Provision for credit losses	486	313
Gain on disposal of assets	(5)	—
Loss on termination of operating leases	10	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	5,362	21,395
Prepaid expenses and other current assets	7,127	(4,018)
Government stimulus advances	7,235	(3,382)
Accounts payable	(6,333)	(597)
Accrued payroll	(1,449)	2,788
Accrued expenses and other long-term liabilities	(1,889)	3,704
Net cash provided by operating activities	57,491	60,413
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(400)	(940)
Purchases of property and equipment	(2,421)	(1,771)
Proceeds received from disposal of assets	19	—
Proceeds received from divestiture of business	4,600	—
Net cash provided by (used in) investing activities	1,798	(2,711)
Cash flows from financing activities:
Payments on revolver loan — credit facility	(126,353)	(53,500)
Proceeds from Public offering	175,578	—
Cash received from exercise of stock options	—	25
Net cash provided by (used in) financing activities	49,225	(53,475)
Net change in cash	108,514	4,227
Cash, at beginning of period	64,791	79,961
Cash, at end of period	$173,305	$84,188
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,491	$4,416
Cash paid for income taxes	13,986	6,767

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Operations, Consolidation and Presentation of Financial Statements

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

In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair statement of our financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Our results for any interim period are not necessarily indicative of results for a full year or any other interim period.

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

Computation of Weighted Average Shares

The following table sets forth the computation of basic and diluted common shares:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	(Amounts in thousands)		(Amounts in thousands)
	2024	2023	2024	2023
Weighted average number of shares outstanding for basic per share calculation	16,177	16,002	16,120	15,975
Effect of dilutive potential shares:
Stock options	251	237	239	245
Restricted stock awards	70	44	90	84
Adjusted weighted average shares outstanding for diluted per share calculation	16,498	16,283	16,449	16,304
Anti-dilutive shares:
Stock options	19	61	42	61
Restricted stock awards	8	77	8	1

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

3. Public Offering

On June 28, 2024, the Company completed a public offering of an aggregate 1,725,000 shares of common stock, par value $0.001 per share, including 225,000 shares of common stock sold pursuant to the exercise in full by the underwriters of their option to purchase additional shares, at a public offering price of $108.00 per share (the “Public Offering”). The Company received net proceeds of approximately $175.6 million, after deducting underwriting discounts and estimated offering expenses of approximately $10.7 million. The Company used approximately $81.4 million from the net proceeds of the Public Offering for the repayment of indebtedness outstanding under its credit facility and may use any remaining net proceeds of the Public Offering for general corporate purposes, including the Company’s previously announced planned acquisition of the personal care assets of Gentiva and any future acquisitions or investments. The Public Offering resulted in an increase to additional paid in capital of approximately $175.6 million on the Company’s Unaudited Condensed Consolidated Balance Sheets at June 30, 2024.

4. Acquisition and Divestiture

Acquisition

On June 8, 2024, the Company entered into a definitive stock and asset purchase agreement (the “Gentiva Purchase Agreement”) to acquire the personal care operations of Curo Health Services, LLC, a Delaware limited liability company which does business as Gentiva (“Gentiva”), consisting of equity interests and certain assets and liabilities, for a purchase price of approximately $350.0 million, payable in full in cash at the closing, subject to typical adjustments for working capital and other customary items (collectively, the “Gentiva Acquisition”). The acquired business operates in Arizona, Arkansas, California, Missouri, North Carolina, Tennessee and Texas, and serves approximately 16,000 patients. The Company expects to close this acquisition following completion of regulatory approvals and subject to customary closing conditions and fund it through the Company’s existing revolving credit facility and a portion of the net proceeds from the Public Offering.

Divestiture

On May 21, 2024, the Company entered into a definitive asset purchase agreement to sell all of the Company’s New York operations for a purchase price of up to $23.0 million in cash, subject to certain adjustments, including adjustments for future operating requirements (the “New York Asset Sale”). The Company entered into a consulting agreement with the purchaser on May 21, 2024, as the transfer of clients and caregivers and payment for assets pursuant to the New York Asset Sale is occurring over time as regulatory approvals are received, coordination of the transfer of clients and caregivers occurs, and the change of control takes place. In connection with this transaction, the Company will cease operations in New York. During the three months ended June 30, 2024, the Company recorded $0.7 million in consulting fees and received a $4.6 million initial payment on the acquisition.

The New York Asset Sale did not qualify as a discontinued operation because it did not represent a strategic shift that has or will have a major effect on the Company’s operation or financial results.

As of May 21, 2024, the Company’s New York personal care operations met the criteria to be classified as held for sale. The carrying value does not exceed the fair market value and will result in a gain on divestiture once the transaction closes.

The carrying amounts of the assets and liabilities associated with our New York personal care operations included in our Unaudited Condensed Consolidated Balance Sheets as of June 30, 2024 were as follows (amounts in thousands):

June 30, 2024
Assets
Current assets
Accounts receivable, net of allowances	$7,712
Prepaid expenses and other current assets	3
Total current assets	7,715
Property and equipment, net of accumulated depreciation and amortization	34
Other assets
Goodwill	3,801
Intangibles, net of accumulated amortization	4,841
Operating lease assets, net	3,727
Total other assets	12,369
Total assets	$20,118
Liabilities
Current liabilities
Accounts payable	$6,340
Accrued payroll	3,531
Accrued expenses	753
Operating lease liabilities, current portion	790
Total current liabilities	11,414
Long-term liabilities
Other long-term liabilities	2,829
Total liabilities	$14,243

5. Leases

Amounts reported on the Company’s Unaudited Condensed Consolidated Balance Sheets for operating leases were as follows:

	June 30, 2024	December 31, 2023
	(Amounts in Thousands)
Operating lease assets, net	$44,145	$45,433

Short-term operating lease liabilities (in accrued expenses)	11,224	11,339
Long-term operating lease liabilities	38,359	39,711
Total operating lease liabilities	$49,583	$51,050

Lease Costs

Components of lease costs were reported in general and administrative expenses in the Company’s Unaudited Condensed Consolidated Statements of Income as follows:

	For the Three Months Ended June 30, (Amounts in Thousands)		For the Six Months Ended June 30, (Amounts in Thousands)
	2024	2023	2024	2023
Operating lease costs	$3,373	$3,292	$6,669	$6,334
Short-term lease costs	179	284	380	700
Total lease costs	3,552	3,576	7,049	7,034
Less: sublease income	(491)	(700)	(1,089)	(1,399)
Total lease costs, net	$3,061	$2,876	$5,960	$5,635

Lease Term and Discount Rate

Weighted average remaining lease terms and discount rates were as follows:

	June 30, 2024	December 31, 2023
Operating leases:
Weighted average remaining lease term (years)	5.98	6.26
Weighted average discount rate	5.80%	5.47%

Maturity of Lease Liabilities

Remaining operating lease payments as of June 30, 2024 were as follows:

Operating Leases
(Amounts in Thousands)
Due in the 12-month period ended June 30,
2025	$7,368
2026	11,955
2027	9,534
2028	6,974
2029	5,707
Thereafter	17,799
Total future minimum rental commitments	59,337
Less: Imputed interest	(9,754)
Total lease liabilities	$49,583

Supplemental Cash Flows Information

	For the Six Months Ended June 30,
	(Amounts in Thousands)
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,224	$7,010

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$4,509	$14,415

6. Goodwill and Intangible Assets

A summary of the goodwill and related adjustments is provided below:

	Hospice	Personal Care	Home Health	Total
	(Amounts in Thousands)
Goodwill as of December 31, 2023	$432,799	$153,276	$76,920	$662,995
Additions for acquisitions	—	400	—	400
Adjustments to previously recorded goodwill	38	—	418	456
Goodwill as of June 30, 2024	$432,837	$153,676	$77,338	$663,851

On March 9, 2024, the Company completed its acquisition of the operations of Upstate Home Care Solutions (“Upstate”) for $0.4 million. With the purchase of Upstate, the Company expanded its personal care services segment in South Carolina. In connection with the Upstate acquisition, the Company recognized goodwill in its personal care segment of $0.4 million during the six months ended June 30, 2024.

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

The carrying amount and accumulated amortization of each identifiable intangible asset category consisted of the following:

		June 30, 2024			December 31, 2023
		(Amounts in Thousands)			(Amounts in Thousands)
	Estimated Useful Life	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Customer and referral relationships	5-10 years	$44,672	$(40,248)	$4,424	$44,672	$(39,566)	$5,106
Trade names and trademarks	1-20 years	59,566	(25,360)	34,206	59,566	(23,857)	35,709
Non-competition agreement	3-5 years	6,785	(6,009)	776	6,785	(5,601)	1,184
State Licenses	6-10 years	12,671	(10,007)	2,664	12,671	(9,015)	3,656
State Licenses	Indefinite	46,328	—	46,328	46,328	—	46,328
Total intangible assets		$170,022	$(81,624)	$88,398	$170,022	$(78,039)	$91,983

Amortization expense related to the intangible assets was $1.8 million and $3.6 million for the three and six months ended June 30, 2024, respectively, and $1.7 million and $3.5 million for the three and six months ended June 30, 2023, respectively. The weighted average remaining useful lives of identifiable intangible assets as of June 30, 2024 was 10.1 years.

7. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consisted of the following:

	June 30, 2024	December 31, 2023
	(Amounts in Thousands)
Prepaid payroll	$—	$8,735
Prepaid workers' compensation and liability insurance	4,411	3,696
Prepaid licensing fees	4,874	4,481
Workers' compensation insurance receivable	623	577
Other	2,580	2,225
Total prepaid expenses and other current assets	$12,488	$19,714

Accrued expenses consisted of the following:

	June 30, 2024	December 31, 2023
	(Amounts in Thousands)

Accrued health benefits	7,061	7,400
Payor advances (1)	—	1,218
Accrued professional fees	8,389	7,304
Accrued payroll and other taxes	6,256	8,572
Other (2)	13,927	8,742
Total accrued expenses	$35,633	$33,236

(1)
Represents the deferred portion of payments received from payors for COVID-19 reimbursements which was recognized as we incurred specific COVID-19 related expenses (including expenses related to securing and maintaining adequate personnel).
(2)
Includes a $4.6 million initial payment received for the New York Asset Sale as of June 30, 2024.

8. Government Actions to Mitigate COVID-19’s Impact

While the acute phase of the COVID-19 pandemic has faded, we will continue to closely monitor the impact of COVID-19 on all aspects of our business, including the impacts to our employees, patients and suppliers.

In recognition of the significant threat to the liquidity of financial markets posed by the COVID-19 pandemic, the Federal Reserve and Congress took dramatic actions to provide liquidity to businesses and the banking system in the United States, including relief for healthcare providers in the Coronavirus Aid, Relief, and Economic Stability Act (“CARES Act”), which was expanded by the Paycheck Protection Program and Health Care Enhancement Act, and the Consolidated Appropriations Act, 2021 (“CAA”), as well as the American Rescue Plan Act of 2021 (“ARPA”).

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

During the three and six months ended June 30, 2024, the Company received additional state funding provided by the ARPA in an aggregate amount of $2.0 million and $12.2 million, respectively. The Company did not record revenue and related costs of service revenue during the three and six months ended June 30, 2024 because revenue recognition criteria were not met. Instead, the Company deferred recognition of the entire $12.2 million, which was received from states with specific spending plans and reporting requirements. Of the total state funding received by the Company pursuant to the ARPA through June 30, 2024, the Company utilized $2.5 million and $4.9 million during the three and six months ended June 30, 2024, respectively, primarily for caregivers and adding support to recruiting and retention efforts, included as a reduction of cost of service revenues in the Company’s Unaudited Condensed Consolidated Statements of Income. As of June 30, 2024, the deferred portion of ARPA funding of $13.0 million is included within Government stimulus advances on the Company’s Unaudited Condensed Consolidated Balance Sheets.

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

9. Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2024	December 31, 2023
	(Amounts in Thousands)
Revolving loan under the credit facility	$—	$126,353
Less unamortized issuance costs(1)	—	(2,221)
Long-term debt	$—	$124,132

(1)
As of June 30, 2024, unamortized issuance costs $1.8 million are recorded in Other long-term assets on the Company’s Unaudited Condensed Consolidated Balance Sheets.

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

During the six months ended June 30, 2024, the Company did not draw on its credit facility and repaid all amounts owed under the revolving credit facility. During the six months ended June 30, 2023, the Company did not draw on its credit facility and repaid $53.5 million under the revolving credit facility.

At June 30, 2024, the Company had no revolving loans outstanding on its credit facility. After giving effect to the amount drawn on its credit facility, approximately $8.0 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA (as defined in the Credit Agreement), the Company had $504.4 million of capacity and $496.4 million available for borrowing under its credit facility. As of December 31, 2023, the Company had a total of $126.4 million of revolving loans, with an interest rate of 7.21%, outstanding on its credit facility.

As of June 30, 2024, the Company was in compliance with all financial covenants under the Credit Agreement.

10. Income Taxes

The effective income tax rates were 26.3% and 23.8% for the three months ended June 30, 2024 and 2023, respectively. The effective income tax rates were 26.0% and 23.0% for the six months ended June 30, 2024 and 2023, respectively. The difference between our federal statutory rate of 21% and our effective income tax rates is principally due to the inclusion of state taxes and non-deductible compensation, partially offset by the use of federal employment tax credits.

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

	For the Three Months Ended June 30, 2024
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$212,817	$56,030	$18,075	$286,922
Cost of services revenues	152,755	29,730	11,279	193,764
Gross profit	60,062	26,300	6,796	93,158
General and administrative expenses	16,973	13,466	4,572	35,011
Segment operating income	$43,089	$12,834	$2,224	$58,147

	For the Three Months Ended June 30, 2023
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$198,314	$50,210	$11,456	$259,980
Cost of services revenues	143,972	26,606	7,084	177,662
Gross profit	54,342	23,604	4,372	82,318
General and administrative expenses	16,267	12,768	2,641	31,676
Segment operating income	$38,075	$10,836	$1,731	$50,642

	For the Three Months Ended June 30,
	2024	2023
	(Amounts in Thousands)
Segment reconciliation:
Total segment operating income	$58,147	$50,642

Items not allocated at segment level:
Other general and administrative expenses	28,565	25,721
Depreciation and amortization	3,401	3,382
Interest income	(474)	(291)
Interest expense	2,114	2,331
Income before income taxes	$24,541	$19,499

	For the Six Months Ended June 30, 2024
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$420,820	$111,893	$34,955	$567,668
Cost of services revenues	305,291	58,697	22,345	386,333
Gross profit	115,529	53,196	12,610	181,335
General and administrative expenses	32,418	26,905	9,109	68,432
Segment operating income	$83,111	$26,291	$3,501	$112,903

	For the Six Months Ended June 30, 2023
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$388,346	$99,292	$23,941	$511,579
Cost of services revenues	282,355	53,873	14,618	350,846
Gross profit	105,991	45,419	9,323	160,733
General and administrative expenses	32,202	25,783	5,521	63,506
Segment operating income	$73,789	$19,636	$3,802	$97,227

	For the Six Months Ended June 30,
	2024	2023
	(Amounts in Thousands)
Segment reconciliation:
Total segment operating income	$112,903	$97,227

Items not allocated at segment level:
Other general and administrative expenses	56,207	50,251
Depreciation and amortization	6,870	6,829
Interest income	(897)	(397)
Interest expense	4,872	4,792
Income before income taxes	$45,851	$35,752

13. Significant Payors

The Company’s revenue by payor type was as follows:

Personal Care Segment	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
State, local and other governmental programs	$113,002	53.1%	$100,399	50.6%	$220,756	52.5%	$195,721	50.4%
Managed care organizations	94,135	44.2	91,276	46.0	188,411	44.8	179,176	46.1
Private pay	3,689	1.7	4,137	2.2	7,595	1.8	8,363	2.2
Commercial insurance	1,467	0.7	1,637	0.8	2,953	0.7	3,306	0.9
Other	524	0.3	865	0.4	1,105	0.2	1,780	0.4
Total personal care segment net service revenues	$212,817	100.0%	$198,314	100.0%	$420,820	100.0%	$388,346	100.0%

Hospice Segment	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$51,122	91.2%	$45,566	90.7%	$101,774	91.0%	$90,122	90.8%
Commercial insurance	2,844	5.1	2,726	5.4	5,978	5.3	5,273	5.3
Managed care organizations	1,880	3.4	1,567	3.1	3,697	3.3	3,214	3.2
Other	184	0.3	351	0.8	444	0.4	684	0.7
Total hospice segment net service revenues	$56,030	100.0%	$50,210	100.0%	$111,893	100.0%	$99,293	100.0%

Home Health Segment	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$12,517	69.3%	$8,716	76.1%	$24,180	69.2%	$17,988	75.1%
Managed care organizations	4,676	25.9	2,251	19.6	9,076	26.0	4,789	20.0
Other	882	4.8	489	4.3	1,699	4.8	1,164	4.9
Total home health segment net service revenues	$18,075	100.0%	$11,456	100.0%	$34,955	100.0%	$23,941	100.0%

During the three and six months ended June 30, 2024 and 2023, the Company derived a significant amount of its revenue from its operations in Illinois, New Mexico, New York, Ohio and Tennessee. The percentages of segment revenue for each of these significant states were as follows:

Personal Care Segment	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Illinois	$110,774	52.1%	$103,864	52.4%	$218,349	51.9%	$202,279	52.1%
New Mexico	28,644	13.5	27,907	14.1	57,611	13.7	56,381	14.5
New York (1)	23,299	10.9	23,841	12.0	46,833	11.1	45,727	11.8
All other states	50,100	23.5	42,702	21.5	98,027	23.3	83,959	21.6
Total personal care segment net service revenues	$212,817	100.0%	$198,314	100.0%	$420,820	100.0%	$388,346	100.0%

(1)
The selection process for CDPAP fiscal intermediaries has changed significantly in recent years and the program continues to be an area of focus for New York governmental authorities. The Company was not one of the entities selected through an RFO process to competitively procure fiscal intermediaries that was initiated in 2019 and, in November 2022, decided to suspend materially all of its new fee-for-service patient admissions through County Social Service Departments. The Company received a contract award in June 2023 and resumed new fee-for-service patient admissions. However, the New York fiscal year 2025 budget will replace the CDPAP fiscal intermediaries with a single statewide fiscal intermediary with a stated deadline of April 1, 2025. All service providers seeking to offer services under CDPAP will be required to contract with the statewide fiscal intermediary or its contractors in order to offer services. The Company does not believe it is likely to be selected as the single statewide fiscal intermediary, and it is difficult to predict the details of the implementation of these modifications and their final timeline and, thus, their impact on the Company’s business and operations. As a result of the changes and uncertainty in the state, the Company determined that its New York personal care operations no longer fit its growth strategy and reached an agreement to divest these operations. See Note 4 to the Notes to Unaudited Condensed Consolidated Financial Statements, Acquisition and Divestiture, for additional details regarding our divestiture.

Hospice Segment	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Ohio	$20,633	36.8%	$19,332	38.5%	$40,869	36.5%	$37,783	38.1%
Illinois	13,003	23.2	11,606	23.1	25,255	22.6	23,087	23.3
New Mexico	6,895	12.3	6,540	13.0	14,410	12.9	13,026	13.1
All other states	15,499	27.7	12,732	25.4	31,359	28.0	25,397	25.5
Total hospice segment net service revenues	$56,030	100.0%	$50,210	100.0%	$111,893	100.0%	$99,293	100.0%

Home Health Segment	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
New Mexico	$8,300	45.9%	$8,093	70.6%	$16,077	46.0%	$17,209	71.9%
Illinois	3,042	16.8	3,363	29.4	5,984	17.1	6,732	28.1
Tennessee	6,733	37.3	—	—	12,894	36.9	—	—
Total home health segment net service revenues	$18,075	100.0%	$11,456	100.0%	$34,955	100.0%	$23,941	100.0%

A substantial portion of the Company’s revenue and accounts receivable are derived from services performed for federal, state and local governmental agencies. The personal care segment derives a significant amount of its net service revenues in Illinois, which represented 38.6%, and 40.0% of our net service revenues for the three months ended June 30, 2024, and 2023, respectively, and accounted for 38.5% and 39.5% of our net service revenues for the six months ended June 30, 2024 and 2023, respectively. The Illinois Department on Aging, the largest payor program for the Company’s Illinois personal care operations, accounted for 21.1% and 21.5% of the Company’s net service revenues for the three months ended June 30, 2024 and 2023, respectively, and accounted for 20.9% and 21.5% of the Company’s net service revenues for the six months ended June 30, 2024 and 2023, respectively.

The related receivables due from the Illinois Department on Aging represented 21.7% and 20.7% of the Company’s net accounts receivable at June 30, 2024 and December 31, 2023, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements about our business and operations. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words like “believes,” “belief,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “would,” “should” and similar expressions are intended to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to: the impact of macroeconomic conditions, including significant global inflation and elevated interest rates, legislative and political developments, trade disruptions and the potential adverse effects of current geopolitical conditions; business disruptions due to inclement weather, natural disasters, acts of terrorism, pandemics, riots, civil insurrection or social unrest, looting, protests, strikes or street demonstrations; changes in operational and reimbursement processes and payment structures at the state or federal levels; changes in Medicaid, Medicare, other government program and managed care organizations policies and payment rates, and the timeliness of reimbursements received under government programs; changes in, or our failure to comply with, existing, federal and state laws or regulations, or our failure to comply with new government laws or regulations on a timely basis; competition in the healthcare industry; the geographical concentration of our operations; changes in the case mix of consumers and payment methodologies; operational changes resulting from the assumption by managed care organizations of responsibility for managing and paying for our services to consumers; the nature and success of future financial and/or delivery system reforms; changes in estimates and judgments associated with critical accounting policies; our ability to maintain or establish new referral sources; our ability to renew significant agreements or groups of agreements; our ability to attract and retain qualified personnel; federal, state and city minimum wage pressure, including any failure of any governmental entity to enact a minimum wage offset and/or the timing of any such enactment; changes in payments and covered services due to the overall economic conditions and deficit reduction measures by federal and state governments, and our expectations regarding these changes; cost containment initiatives undertaken by federal and state governmental and other third-party payors; our ability to access financing through the capital and credit markets; our ability to meet debt service requirements and comply with covenants in debt agreements; our ability to integrate and manage our information systems; any security breaches, cyber-attacks, loss of data, or cybersecurity threats or incidents, and any actual or perceived failures to comply with legal requirements related to the privacy of confidential consumer data and other sensitive information; the size and growth of the markets for our services, including our expectations regarding the markets for our services; eligibility standards and limits on services imposed by state governmental agencies; the potential for litigation, audits and investigations; discretionary determinations by government officials; our ability to successfully implement our business model to grow our business; our ability to continue identifying, pursuing, consummating and integrating acquisition opportunities, including our ability to complete the Gentiva Acquisition and to realize the anticipated benefits from such acquisition, and expanding into new geographic markets; our ability to complete the New York Asset Sale; the impact of acquisitions and dispositions on our business, including the potential inability to realize the benefits of potential acquisitions; the effectiveness, quality and cost of our services; our ability to successfully execute our growth strategy; changes in tax rates; and various other matters, many of which are beyond our control. In addition, these forward-looking statements are subject to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2023, filed with the SEC on February 27, 2024. You should carefully review all of these factors. Moreover, our business may be materially adversely affected by factors that are not currently known to us, by factors that we currently consider immaterial or by factors that are not specific to us, such as general economic conditions. These forward-looking statements were based on information, plans and estimates at the date of this report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes, except as may be required by law.

Overview

We are a home care services provider operating three segments: personal care, hospice and home health. Our services are principally provided in-home under agreements with federal, state and local government agencies, managed care organizations, commercial insurers and private individuals. Our consumers are predominantly “dual eligible,” meaning they are eligible to receive both Medicare and Medicaid benefits. Managed care organizations accounted for 35.1% and 36.6% of our net service revenues during the three months ended June 30, 2024 and 2023, respectively, and 35.4% and 36.6% of our net service revenues during the six months ended June 30, 2024 and 2023, respectively.

A summary of certain consolidated financial results is provided in the table below.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net service revenues by segment:	(Amounts in Thousands)		(Amounts in Thousands)
Personal care	$212,817	$198,314	$420,820	$388,346
Hospice	56,030	50,210	111,893	99,292
Home health	18,075	11,456	34,955	23,941
Total net service revenues	$286,922	$259,980	$567,668	$511,579

Net income	$18,079	$14,852	$33,909	$27,527

As of June 30, 2024, we provided our services in 22 states through 214 offices. We served approximately 70,000 and 62,000 discrete individuals, respectively, during the six months ended June 30, 2024 and 2023. Our personal care segment also includes staffing services, with clients including assisted living facilities, nursing homes and hospice facilities.

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

On June 8, 2024, we entered into the Gentiva Purchase Agreement to acquire the personal care operations of Gentiva, consisting of equity interests and certain assets and liabilities, for a purchase price of approximately $350.0 million, payable in full in cash at the closing, subject to typical adjustments for working capital and other customary items. The acquired business operates in Arizona, Arkansas, California, Missouri, North Carolina, Tennessee and Texas, and serve approximately 16,000 patients. The Company expects to close this acquisition following completion of regulatory approvals and subject to customary closing conditions and will fund this acquisition through the Company’s existing revolving credit facility and a portion of the net proceeds from the Public Offering.

New York Asset Sale

On May 21, 2024, we entered into the New York Asset Sale. The Company entered into a consulting agreement as the transfer of clients and caregivers and payment for assets pursuant to the New York Asset Sale is occurring over time as regulatory approvals are received, coordination of the transfer of clients and caregivers occurs, and the change of control takes place. In connection with this transaction, the Company will cease operations in New York.

Recruiting

As the labor market continues to be tight and unemployment remains at low levels, the competition for new caregivers, including skilled healthcare staff, and support staff continues to be significant. In addition, the United States economy continues to experience significant inflationary pressures. To the extent that we continue to experience a shortage of caregivers, it may hinder our ability to fully meet the continuing demand for both our non-clinical and clinical services.

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

Our revenue by payor and significant states by segment were as follows:

Personal Care Segment	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
State, local and other governmental programs	$113,002	53.1%	$100,399	50.6%	$220,756	52.5%	$195,721	50.4%
Managed care organizations	94,135	44.2	91,276	46.0	188,411	44.8	179,176	46.1
Private pay	3,689	1.7	4,137	2.2	7,595	1.8	8,363	2.2
Commercial insurance	1,467	0.7	1,637	0.8	2,953	0.7	3,306	0.9
Other	524	0.3	865	0.4	1,105	0.2	1,780	0.4
Total personal care segment net service revenues	$212,817	100.0%	$198,314	100.0%	$420,820	100.0%	$388,346	100.0%
Illinois	$110,774	52.1%	$103,864	52.4%	$218,349	51.9%	$202,279	52.1%
New Mexico	28,644	13.5	27,907	14.1	57,611	13.7	56,381	14.5
New York (1)	23,299	10.9	23,841	12.0	46,833	11.1	45,727	11.8
All other states	50,100	23.5	42,702	21.5	98,027	23.3	83,959	21.6
Total personal care segment net service revenues	$212,817	100.0%	$198,314	100.0%	$420,820	100.0%	$388,346	100.0%

(1)
The selection process for CDPAP fiscal intermediaries has changed significantly in recent years, and the program continues to be an area of focus for New York governmental authorities. The Company was not one of the entities selected through an RFO process to competitively procure fiscal intermediaries that was initiated in 2019 and, in November 2022, decided to suspend materially all of its new fee-for-service patient admissions through County Social Service Departments. The Company received a contract award in June 2023 and resumed new fee-for-service patient admissions. However, the New York fiscal year 2025 budget will replace the CDPAP fiscal intermediaries with a single statewide fiscal intermediary with a stated deadline of April 1, 2025. All service providers seeking to offer services under CDPAP will be required to contract with the statewide fiscal intermediary or its contractors in order to offer services. The Company does not believe it is likely to be selected as the single statewide fiscal intermediary, and it is difficult to predict the details of the implementation of these modifications and their final timeline and, thus, their impact on the Company’s business and operations. As a result of the changes and uncertainty in the state, the Company determined that its New York personal care operations no longer fit its growth strategy and reached an agreement to divest these operations. See Note 4 to the Notes to Unaudited Condensed Consolidated Financial Statements, Acquisition and Divestiture, for additional details regarding our divestiture.

Hospice Segment	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$51,122	91.2%	$45,566	90.7%	$101,774	91.0%	$90,122	90.8%
Commercial insurance	2,844	5.1	2,726	5.4	5,978	5.3	5,273	5.3
Managed care organizations	1,880	3.4	1,567	3.1	3,697	3.3	3,214	3.2
Other	184	0.3	351	0.8	444	0.4	684	0.7
Total hospice segment net service revenues	$56,030	100.0%	$50,210	100.0%	$111,893	100.0%	$99,293	100.0%
Ohio	$20,633	36.8%	$19,332	38.5%	$40,869	36.5%	$37,783	38.1%
Illinois	13,003	23.2	11,606	23.1	25,255	22.6	23,087	23.3
New Mexico	6,895	12.3	6,540	13.0	14,410	12.9	13,026	13.1
All other states	15,499	27.7	12,732	25.4	31,359	28.0	25,397	25.5
Total hospice segment net service revenues	$56,030	100.0%	$50,210	100.0%	$111,893	100.0%	$99,293	100.0%

Home Health Segment	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$12,517	69.3%	$8,716	76.1%	$24,180	69.2%	$17,988	75.1%
Managed care organizations	4,676	25.9	2,251	19.6	9,076	26.0	4,789	20.0
Other	882	4.8	489	4.3	1,699	4.8	1,164	4.9
Total home health segment net service revenues	$18,075	100.0%	$11,456	100.0%	$34,955	100.0%	$23,941	100.0%
New Mexico	$8,300	45.9%	$8,093	70.6%	$16,077	46.0%	$17,209	71.9%
Illinois	3,042	16.8	3,363	29.4	5,984	17.1	6,732	28.1
Tennessee	6,733	37.3	—	—	12,894	36.9	—	—
Total home health segment net service revenues	$18,075	100.0%	$11,456	100.0%	$34,955	100.0%	$23,941	100.0%

The personal care segment derives a significant amount of its net service revenues in Illinois, which represented 38.6% and 40.0% of our net service revenues for the three months ended June 30, 2024 and 2023, respectively, and accounted for 38.5% and 39.5% of our net service revenues for the six months ended June 30, 2024 and 2023, respectively.

A significant amount of our net service revenues are derived from one payor, the Illinois Department on Aging, the largest payor program for our Illinois personal care operations, which accounted for 21.1% and 21.5% of our net service revenues for the three months ended June 30, 2024 and 2023, respectively, and accounted for 20.9% and 21.5% of the Company’s net service revenues for the six months ended June 30, 2024 and 2023, respectively.

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

The Illinois Medicaid omnibus legislation passed in June 2023 included an increase in hourly rates for in-home care services to $28.07, which took effect on January 1, 2024 and required a minimum wage rate of $17.00 per hour. CMS approved an amendment to the Illinois HCBS Waiver for Persons Who are Elderly, which included the rate increase for in-home care services to $28.07, effective January 1, 2024.

The Illinois fiscal year 2025 budget includes an increase in hourly rates for in-home care services to $29.63, to take effect January 1, 2025, subject to federal approval. This rate supports the required minimum wage of $18.00 per hour for direct service workers.

Our business will benefit from the rate increases noted above as planned for 2025, but there is no assurance that there will be additional offsetting rate increases in Illinois for fiscal years beyond fiscal year 2025, and our financial performance will be adversely impacted for any periods in which an additional offsetting reimbursement rate increase is not in effect.

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

In certain states, payment of claims may be impacted by the Review Choice Demonstration for Home Health Services, a program intended to identify and prevent fraud, reduce the number of Medicare appeals and improve provider compliance with Medicare program requirements. The program currently applies to home health agencies in certain states, including Illinois, Ohio, Oklahoma, North Carolina, Florida and Texas. Providers in states subject to the Review Choice Demonstration may initially select either pre-claim review or post-payment review. Previously, providers could also opt for minimal post-payment review with a 25% payment reduction, but CMS has removed this option. Providers that had selected the minimal post-payment review option will transition to pre-claim or post-payment review in mid-July. Home health agencies that maintain high compliance levels are eligible for additional options that may be less burdensome. This program has not had a material impact on our results of operations or financial position.

The IMPACT Act required the Department of Health and Human Services (“HHS”), together with the Medicare Payment Advisory Commission (“MedPAC”), to consider and propose a unified payment system for post-acute care services provided by home health agencies, inpatient rehabilitation facilities, skilled nursing facilities and long-term care hospitals. A unified post-acute care payment system would pay post-acute care providers under a single framework according to a patient’s characteristics, rather than based on the post-acute care setting where the patient receives treatment. As required under the statute, CMS and the HHS Office of the Assistant Secretary for Planning and Evaluation issued a report in July 2022 presenting a prototype for a unified post-acute care payment model, and MedPAC submitted a report to Congress in June 2023 evaluating a prototype design. Although both CMS and MedPAC concluded that designing a unified payment system is feasible, CMS noted that universal implementation of a unified payment system would require congressional action and MedPAC cautioned that implementation would be complex. Due to the agency resources required to implement a unified model, MedPAC noted that CMS may consider smaller-scale site-neutral policies to address some of the overlap in patients treated in different settings and highlighted that recent changes to various post-acute care payment systems address some of the concerns underlying the push for a unified model.

New York Consumer Directed Personal Assistance Program (“CDPAP”)

The CDPAP is a self-directed care alternative program that allows eligible individuals who need help with activities of daily living or skilled nursing services to choose their caregivers. We provide support services as a CDPAP fiscal intermediary. The Company recognized approximately $10.6 million and $21.0 million in revenue from the program for the three and six months ended June 30, 2024 and $10.3 million and $20.4 million in revenue from the program for the three and six months ended June 30, 2023, respectively.

The selection process for CDPAP fiscal intermediaries has changed significantly in recent years and the program continues to be an area of focus for New York governmental authorities. The Company was not one of the entities selected through an RFO process to competitively procure fiscal intermediaries that was initiated in 2019 and, in November 2022, decided to suspend materially all of its new fee-for-service patient admissions through County Social Service Departments. The Company received a contract award in June 2023 and resumed new fee-for-service patient admissions. However, the New York fiscal year 2025 budget will replace the CDPAP fiscal intermediaries with a single statewide fiscal intermediary with a stated deadline of April 1, 2025. All service providers seeking to offer services under CDPAP will be required to contract with the statewide fiscal intermediary or its contractors in order to offer services. The Company does not believe it is likely to be selected as the single statewide fiscal intermediary, and it is difficult to predict the details of the implementation of these modifications and their final timeline and, thus, their impact on the Company’s business and operations. As a result of the changes and uncertainty in the state, the Company determined that its New York personal care operations no longer fit its growth strategy and reached an agreement to divest these operations. See Note 4 to the Notes to Unaudited Condensed Consolidated Financial Statements, Acquisition and Divestiture, for additional details regarding our divestiture.

CMS Final Rule: “Ensuring Access to Medicaid Services”

On April 22, 2024, CMS announced a final rule intended to improve access to services and quality of care for Medicaid beneficiaries across fee-for-service and managed care delivery systems. The final rule includes significant provisions related to HCBS, including the “80/20” or “payment adequacy” requirement, which will require states to ensure that at least 80% of all Medicaid payments a provider receives for homemaker, home health aide, and personal care services, less certain excluded costs, under specified programs are spent on total compensation (including benefits) for direct care workers furnishing these services, rather than administrative overhead or profit, subject to limited exceptions. States are required to ensure compliance with the 80/20 requirement by mid-2030. The final rule made a number of technical changes to the definitions used in calculating compliance that clarified or narrowed the revenue covered by the calculation and clarified or expanded the payments to workers that are counted in satisfying the requirement, which combined to make compliance less onerous to providers.

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

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in the states in which we operate. The effective income tax rates were 26.3% and 23.8% for the three months ended June 30, 2024 and 2023, respectively. The effective income tax rates were 26.0% and 23.0% for the six months ended June 30, 2024 and 2023, respectively. The difference between our federal statutory rate of 21% and our effective income tax rates is principally due to the inclusion of state taxes and non-deductible compensation, partially offset by the use of federal employment tax credits.

Results of Operations — Consolidated

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

The following table sets forth, for the periods indicated, our unaudited condensed consolidated results of operations.

	For the Three Months Ended June 30,
	2024		2023		Change
		% Of		% Of
		Net Service		Net Service
	Amount	Revenues	Amount	Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Net service revenues	$286,922	100.0%	$259,980	100.0%	$26,942	10.4%
Cost of service revenues	193,764	67.5	177,662	68.3	16,102	9.1
Gross profit	93,158	32.5	82,318	31.7	10,840	13.2
General and administrative expenses	63,576	22.2	57,397	22.1	6,179	10.8
Depreciation and amortization	3,401	1.2	3,382	1.3	19	0.6
Total operating expenses	66,977	23.4	60,779	23.4	6,198	10.2
Operating income	26,181	9.1	21,539	8.3	4,642	21.6
Interest income	(474)	(0.2)	(291)	(0.1)	(183)	62.8
Interest expense	2,114	0.7	2,331	0.9	(217)	(9.3)
Total interest expense, net	1,640	0.5	2,040	0.8	(400)	(19.6)
Income before income taxes	24,541	8.6	19,499	7.5	5,042	25.9
Income tax expense	6,462	2.3	4,647	1.8	1,815	39.1
Net income	$18,079	6.3%	$14,852	5.7%	$3,227	21.7%

Net service revenues increased by 10.4% to $286.9 million for the three months ended June 30, 2024 compared to $260.0 million for the three months ended June 30, 2023. Revenue increased by $14.5 million in our personal care segment, $5.8 million in our hospice segment and $6.6 million in our home health segment during the three months ended June 30, 2023, compared to the same period in 2022. The increase in our personal care segment was mainly due to an increase in revenues per billable hour for the three months ended June 30, 2023. The increase in our hospice and home health segment was primarily due to the acquisition of the operations of Tennessee Quality Care on August 1, 2023.

Gross profit, expressed as a percentage of net service revenues, increased to 32.5% for the three months ended June 30, 2024, compared to 31.7% for the same period in 2023, due to an increase in revenue and higher margin in our home health and hospice segments due to the acquisition of the operations of Tennessee Quality Care on August 1, 2023.

General and administrative expenses increased to $63.6 million for the three months ended June 30, 2024, as compared to $57.4 million for the three months ended June 30, 2023. The increase in general and administrative expenses was primarily due to the Tennessee Quality Care acquisition that resulted in an increase in administrative employee wages, bonus, taxes and benefit costs of $3.7 million and an increase in acquisition-related expense of $1.1 million. General and administrative expenses, expressed as a percentage of net service revenues, increased to 22.2% for the three months ended June 30, 2024, from 22.1% for the three months ended June 30, 2023.

Interest expense decreased to $2.1 million for the three months ended June 30, 2024 from $2.3 million for the three months ended June 30, 2023. The decrease in interest expense was primarily due to decreased amounts held under our credit facility for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. The effective income tax rate was 26.3% and 23.8% for the three months ended June 30, 2024 and 2023, respectively. Our higher effective income tax rate for the three months ended June 30, 2024 was principally due to a lower excess tax benefit as well as a lower benefit from the use of federal employment tax credits. For the three months ended June 30, 2024 and 2023, the excess tax benefit and federal employment tax credits were 2.8% and 5.6%, respectively.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

The following table sets forth, for the periods indicated, our unaudited condensed consolidated results of operations.

	For the six months ended June 30,
	2024		2023		Change
		% Of		% Of
		Net Service		Net Service
	Amount	Revenues	Amount	Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Net service revenues	$567,668	100.0%	$511,579	100.0%	$56,089	11.0%
Cost of service revenues	386,333	68.1	350,846	68.6	35,487	10.1
Gross profit	181,335	31.9	160,733	31.4	20,602	12.8
General and administrative expenses	124,639	22.0	113,757	22.2	10,882	9.6
Depreciation and amortization	6,870	1.2	6,829	1.3	41	0.6
Total operating expenses	131,509	23.2	120,586	23.6	10,923	9.1
Operating income	49,826	8.8	40,147	7.7	9,679	24.1
Interest income	(897)	(0.2)	(397)	(0.1)	(500)	126.1
Interest expense	4,872	0.9	4,792	0.9	80	1.7
Total interest expense, net	3,975	0.7	4,395	0.9	(420)	(9.6)
Income before income taxes	45,851	8.1	35,752	7.0	10,099	28.2
Income tax expense	11,942	2.1	8,225	1.6	3,717	45.2
Net income	$33,909	6.0%	$27,527	5.4%	$6,382	23.2%

Net service revenues increased by 11.0% to $567.7 million for the six months ended June 30, 2024 compared to $511.6 million for the six months ended June 30, 2023. Net service revenue increased by $32.5 million in our personal care segment, by $12.6 million in our hospice segment and by $11.0 million in our home health segment during the six months ended June 30, 2024, compared to the same period in 2023. During the six months ended June 30, 2024, the increase in our personal care segment net service revenues was primarily due to an increase in revenue per billable hour, attributable to the rate increases discussed above, compared to the same period in 2023. The increase in net service revenues in our hospice and home health segments is primarily attributable to the acquisition of the operations of Tennessee Quality Care on August 1, 2023.

Gross profit, expressed as a percentage of net service revenues, increased to 31.9% for the six months ended June 30, 2024 compared to 31.4% for the six months ended June 30, 2023 due to an increase in net service revenues and gross profit in our personal care segment and higher margin in our home health and hospice segments due to the acquisition of the operations of Tennessee Quality Care on August 1, 2023.

General and administrative expenses increased to $124.6 million for the six months ended June 30, 2024 as compared to $113.8 million for the six months ended June 30, 2023. The increase in general and administrative expenses was primarily due to the Tennessee Quality Care acquisitions that resulted in an increase in administrative employee wages, bonus, taxes and benefit costs of $5.9 million and an increase in acquisition-related expense of $2.5 million. General and administrative expenses, expressed as a percentage of net service revenues, decreased to 22.0% for the six months ended June 30, 2024, from 22.2% for the six months ended June 30, 2023.

Interest expense increased to $4.9 for the six months ended June 30, 2024, as compared to $4.8 million for the six months ended June 30, 2023. The increase in interest expense was primarily due to increased interest rates under our credit facility for the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. The effective income tax rate was 26.0% and 23.0% for the six months ended June 30, 2024 and 2023, respectively. Our higher effective income tax rate for the six months ended June 30, 2024 was principally due to a lower excess tax benefit as well as a lower benefit from the use of federal employment tax credits. For the six months ended June 30, 2024 and 2023, the excess tax benefit and federal employment tax credits were 3.1% and 6.2%, respectively.

Results of Operations – Segments

The following tables and related analysis summarize our operating results and business metrics by segment:

Personal Care Segment

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2024		2023		Change		2024		2023		Change
	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)						(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$212,817	100.0%	$198,314	100.0%	$14,503	7.3%	$420,820	100.0%	$388,346	100.0%	$32,474	8.4%
Cost of services revenues	152,755	71.8	143,972	72.6	8,783	6.1	305,291	72.5	282,355	72.7	22,936	8.1
Gross profit	60,062	28.2	54,342	27.4	5,720	10.5	115,529	27.5	105,991	27.3	9,538	9.0
General and administrative expenses	16,973	8.0	16,267	8.2	706	4.3	32,418	7.7	32,202	8.3	216	0.7
Segment operating income	$43,089	20.2%	$38,075	19.2%	$5,014	13.2%	$83,111	19.8%	$73,789	19.0%	$9,322	12.6%
Business Metrics (Actual Numbers, Except Billable Hours in Thousands)
Locations at period end							153		157
Average billable census * (1)	37,993		39,099		(1,106)	(2.8)%	37,854		38,707		(853)	(2.2)%
Billable hours * (2)	7,732		7,681		51	0.7	15,322		15,274		48	0.3
Average billable hours per census per month * (2)	67.7		65.3		2.4	3.7	67.4		65.6		1.8	2.7
Billable hours per business day * (2)	118,956		118,177		779	0.7	117,862		117,491		371	0.3
Revenues per billable hour * (2)	$27.47		$25.57		$1.90	7.4%	$27.41		$25.27		$2.14	8.5%
Same store growth revenue % * (3)	8.8%		12.6%				9.3%		11.7%

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

The personal care segment derives a significant amount of its net service revenues from operations in Illinois, which represented 38.6% and 40.0% of our net service revenues for the three months ended June 30, 2024 and 2023, respectively, and accounted for 38.5% and 39.5% of our net service revenues for the six months ended June 30, 2024 and 2023, respectively. One payor, the Illinois Department on Aging, accounted for 21.1% and 21.5% of net service revenues for the three months ended June 30, 2024 and 2023, respectively, and accounted for 20.9% and 21.5% of net service revenues for the six months ended June 30, 2024 and 2023, respectively.

Net service revenues from state, local and other governmental programs accounted for 53.1% and 50.6% of personal care segment net service revenues for the three months ended June 30, 2024 and 2023, respectively. Managed care organizations accounted for 44.2% and 46.0% of personal care segment net service revenues for the three months ended June 30, 2024 and 2023, respectively, with commercial insurance, private pay and other payors accounting for the remainder of personal care segment net service revenues. Net service revenues from state, local and other governmental programs accounted for 52.5% and 50.4% of net service revenues for the six months ended June 30, 2024 and 2023, respectively. Managed care organizations accounted for 44.8% and 46.1% of personal care segment net service revenues for the six months ended June 30, 2024 and 2023, respectively, with commercial insurance, private pay and other payors accounting for the remainder of net service revenues.

Personal care segment net service revenues increased by 7.3% and 8.4% for the three and six months ended June 30, 2024, respectively, compared to the three and six months ended June 30, 2023. Net service revenues included a 7.4% and 8.5% increase in revenues per billable hour for the three and six months ended June 30, 2024, respectively, mainly attributed to rate increases discussed above, as compared to the three and six months ended June 30, 2023.

Gross profit, expressed as a percentage of net service revenues, increased to 28.2% for the three months ended June 30, 2024 from 27.4% for the three months ended June 30, 2023. This increase was primarily due to an increase in revenues per billable hours of 7.4% resulting in decreases in direct payroll and benefits as a percentage of net service revenues for the three months ended June 30, 2024. Gross profit, expressed as a percentage of net service revenues, increased to 27.5% for the six months ended June 30, 2024 from 27.3% for the six months ended June 30, 2023.This increase was primarily due to an increase in revenues per billable hour of 8.5% resulting in decreases in direct payroll and benefits as a percentage of net service revenues for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.

General and administrative expenses, expressed as a percentage of net service revenues, were 7.7% and 8.3% for the six months ended June 30, 2024 and 2023, respectively.

Hospice Segment

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2024		2023		Change		2024		2023		Change
	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)						(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$56,030	100.0%	$50,210	100.0%	$5,820	11.6%	$111,893	100.0%	$99,292	100.0%	$12,601	12.7%
Cost of services revenues	29,730	53.1	26,606	53.0	3,124	11.7	58,697	52.5	53,873	54.3	4,824	9.0
Gross profit	26,300	46.9	23,604	47.0	2,696	11.4	53,196	47.5	45,419	45.7	7,777	17.1
General and administrative expenses	13,466	24.0	12,768	25.4	698	5.5	26,905	24.0	25,783	26.0	1,122	4.4
Segment operating income	$12,834	22.9%	$10,836	21.6%	$1,998	18.4%	$26,291	23.5%	$19,636	19.8%	$6,655	33.9%
Business Metrics (Actual Numbers)
Locations at period end							38		34
Admissions * (1)	3,194		3,076		118	3.8%	6,666		6,400		266	4.2%
Average daily census * (2)	3,477		3,225		252	7.8	3,418		3,210		208	6.5
Average discharge length of stay * (3)	93		94		(1)	(1.1)	91		91		0	0.0
Patient days * (4)	316,451		293,502		22,949	7.8	622,081		581,053		41,028	7.1
Revenue per patient day * (5)	$179.47		$174.32		$5.15	3.0%	$181.10		$175.26		$5.84	3.3%
Organic growth
- Revenue * (6)	6.3%		(1.1)%				6.1%		0.5%
- Average daily census * (6)	1.7%		(3.2)%				0.4%		1.4%

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

The hospice segment generates net service revenues by providing care to patients with a life expectancy of six months or less, as well as related services for their families. Hospice offers four levels of care, as defined by Medicare, to meet the varying needs of patients and their families. The four levels of hospice include routine home care, continuous home care, general inpatient care and respite care. Our hospice segment principally provides routine home care and continuous home care services, and with the JourneyCare acquisition, expanded into providing general inpatient care services. In our hospice segment, net service revenues from Medicare accounted for 91.2% and 90.7% of total hospice segment net service revenues for the three months ended June 30, 2024 and 2023, respectively, and 91.0% for both the six months ended June 30, 2024 and 2023. Net service revenues from managed care organizations accounted for 3.1% and 3.8% of total hospice segment net service revenues for each the three months ended June 30, 2024 and 2023, respectively, and 3.3% and 3.2% for the six months ended June 30, 2024 and 2023, respectively.

Hospice net service revenues increased by $5.8 million and $12.6 million for the three and six months ended June 30, 2024, respectively, compared to the three and six months ended June 30, 2023, primarily attributed to organic growth and the acquisitions of the operations of Tennessee Quality Care on August 1, 2023.

Gross profit, expressed as a percentage of net service revenues, was 46.9% and 47.0% for the three months ended June 30, 2024 and 2023, respectively, and 47.5% and 45.7% for the six months ended June 30, 2024 and 2023, respectively. For the three months ended June 30, 2024, gross profit was relatively consistent with the prior period, and for the six months ended June 30, 2024, the increase was mainly attributed to a decrease in direct employee wages, taxes and benefit costs as a percentage of net service revenues.

The hospice segment’s general and administrative expenses primarily consist of administrative employee wages, taxes and benefit costs, rent, information technology and office expenses. General and administrative expenses, expressed as a percentage of net service revenues, were 24.0% and 25.4% for the three months ended June 30, 2024 and 2023, respectively, and 24.0% and 26.0% for the six months ended June 30, 2024 and 2023, respectively. The decrease in general and administrative expenses as a percentage of net service revenues was primarily due to more efficient operations for administrative employees for the three and six months ended June 30, 2024.

Home Health Segment

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2024		2023		Change		2024		2023		Change
	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)						(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$18,075	100.0%	$11,456	100.0%	$6,619	57.8%	$34,955	100.0%	$23,941	100.0%	$11,014	46.0%
Cost of services revenues	11,279	62.4	7,084	61.8	4,195	59.2	22,345	63.9	14,618	61.1	7,727	52.9
Gross profit	6,796	37.6	4,372	38.2	2,424	55.4	12,610	36.1	9,323	38.9	3,287	35.3
General and administrative expenses	4,572	25.3	2,641	23.1	1,931	73.1	9,109	26.1	5,521	23.1	3,588	65.0
Segment operating income	$2,224	12.3%	$1,731	15.1%	$493	28.5%	$3,501	10.0%	$3,802	15.8%	$(301)	(7.9)%
Business Metrics (Actual Numbers)
Locations at period end	23						23		13
New admissions * (1)	4,933		3,439		1,494	43.4%	9,820		7,332		2,488	33.9%
Recertifications * (2)	3,277		1,595		1,682	105.5	6,445		3,144		3,301	105.0
Total volume * (3)	8,210		5,034		3,176	63.1	16,265		10,476		5,789	55.3
Visits * (4)	111,053		68,293		42,760	62.6%	217,984		146,121		71,863	49.2%
Organic growth
- Revenue * (5)	1.6%		(10.9)%				(7.1)%		0.7%
- Admissions * (5)	9.4%		(17.5)%				2.3%		(10.5)%

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

The home health segment generates net service revenues by providing home health services on a short-term, intermittent or episodic basis to individuals, generally to treat an illness or injury. Net service revenues from Medicare accounted for 69.3% and 76.1%, managed care organizations accounted for 25.9% and 19.6% and other accounted for 4.3% and 6.4% of total home health segment net service revenues for the three months ended June 30, 2024 and 2023, respectively. Net service revenues from Medicare accounted for 69.2% and 75.1%, managed care organizations accounted for 26.0% and 20.0% and other accounted for 4.9% and 6.3% of total home health segment net service revenues for the six months ended June 30, 2024 and 2023, respectively. Home health services provided to Medicare beneficiaries are paid under the Medicare Home Health Prospective Payment System, which uses national, standardized 30-day period payment rates for periods of care. CMS uses the PDGM as the case-mix classification model to place periods of care into payment categories, classifying patients based on clinical characteristics. An outlier adjustment may be paid for periods of care in which costs exceed a specific threshold amount.

Home health net service revenues increased by $6.6 million and $4.1 million for the three and six months ended June 30, 2024, respectively, compared to the three and six months ended June 30, 2023. Total visits increased for the three months and six months ended June 30, 2024, mainly attributed to the acquisition of Tennessee Quality Care on August 1, 2023.

Gross profit, expressed as a percentage of net service revenues, was 37.6% and 38.2% for the three months ended June 30, 2024 and 2023, respectively, and 36.1% and 38.9% for the six months ended June 30, 2024 and 2023, respectively. For the three and six months ended June 30, 2024, the decrease was primarily due to an increase in cost of service revenues, which more than offset the increase in net service revenues compared to the three and six months ended June 30, 2023.

The home health segment’s general and administrative expenses primarily consist of administrative employee wages, taxes and benefit costs, rent, information technology and office expenses. General and administrative expenses, expressed as a percentage of net service revenues, were 25.3% and 23.1% for the three months ended June 30, 2024 and 2023, respectively, and 26.1% and 23.1% for the six months ended June 30, 2024 and 2023, respectively. The increase in general and administrative expenses as a percentage of net service revenues was primarily due to increases in administrative employee wages, taxes and benefit costs for the three and six months ended June 30, 2024.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand and cash from operations and borrowings under our credit facility. At June 30, 2024 and December 31, 2023, we had cash balances of $173.3 million and $64.8 million, respectively. At June 30, 2024, we had a $600.0 million revolving credit facility and a $125.0 million incremental loan facility, which may be for term loans or an increase to the revolving loan commitments. The maturity of this credit facility is July 30, 2026.

During the six months ended June 30, 2024, we used $0.4 million in cash to fund the Upstate acquisition and repaid $126.4 million under our revolving credit facility. As of June 30, 2024, we had no revolving loans outstanding on our credit facility and after giving effect to the amount drawn on our credit facility, approximately $8.0 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA (as defined in the Credit Agreement), we had $504.4 million of capacity and $496.4 million available for borrowing under our credit facility. At December 31, 2023, we had a total of $126.4 million revolving credit loans, with an interest rate of 7.21%, outstanding on our credit facility.

Our credit facility requires us to maintain a total net leverage ratio not exceeding 3.75:1.00. At June 30, 2024, we were in compliance with our financial covenants under the Credit Agreement. Although we believe our liquidity position remains strong, we can provide no assurance that we will remain in compliance with the covenants in our Credit Agreement, and in the future, it may prove necessary to seek an amendment with the bank lending group under our credit facility. Additionally, there can be no assurance that we will be able to raise additional funds on terms acceptable to us, if at all.

See Note 9 to the Notes to Unaudited Condensed Consolidated Financial Statements, Long-Term Debt, for additional details of our long-term debt.

Public Offering

On June 28, 2024, the Company completed a public offering of an aggregate 1,725,000 shares of common stock, par value $0.001 per share, including 225,000 shares of common stock sold pursuant to the exercise in full by the underwriters of their option to purchase additional shares, at a public offering price of $108.00 per share (the “Public Offering”). The Company received net proceeds of approximately $175.6 million, after deducting underwriting discounts and estimated offering expenses of approximately $10.7 million. The Company used approximately $81.4 million from the net proceeds of the Public Offering for the repayment of indebtedness outstanding under its credit facility and may use any remaining net proceeds of the Public Offering for general corporate purposes, including the Company’s previously announced planned acquisition of the personal care assets of Gentiva and any future acquisitions or investments. The Public Offering resulted in an increase to additional paid in capital of approximately $175.6 million on the Company’s Unaudited Condensed Consolidated Balance Sheet at June 30, 2024.

Current Macroeconomic Conditions and COVID-19 Relief Funding

Economic conditions in the United States continue to be challenging in various respects. For example, the United States economy continues to experience significant inflationary pressures, elevated interest rates and challenging labor market conditions. Any resulting economic downturn would pose a risk to states’ revenues, which in turn could affect our reimbursements and collections received for services rendered. Depending on the severity and length of any potential economic downturn as well as the extent of any federal support, states could face significant fiscal challenges and revise their revenue forecasts and adjust their budgets, and sales tax collections and income tax withholdings could be depressed. For example, Illinois, New Mexico and New York, our top three personal care markets, previously revised revenue estimates downward for the 2022 fiscal year as the result of earlier negative economic conditions arising from the COVID-19 pandemic. Also, in response to reduced revenues, the state of New York authorized the issuance of short-term bonds and implemented uniform reductions to Medicaid payments, applicable to home health and personal care services (hospice services were exempt).

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

During the three and six months ended June 30, 2024, the Company received additional state funding provided by the ARPA in an aggregate amount of $2.0 million and $12.2 million, respectively. The Company did not record revenue and related costs of service revenue during the three and six months ended June 30, 2024, because revenue recognition criteria were not met. Instead, the Company deferred recognition of the entire $12.2 million, which was received from states with specific spending plans and reporting requirements. Of the total state funding received by the Company pursuant to the ARPA through June 30, 2024, the Company utilized $2.5 million and $4.9 million during the three and six months ended June 30, 2024, respectively, primarily for caregivers and adding support to recruiting and retention efforts, included as a reduction of cost of service revenues in the Company’s Unaudited Condensed Consolidated Statements of Income. As of June 30, 2024, the deferred portion of ARPA funding of $13.0 million is included within Government stimulus advances on the Company’s Unaudited Condensed Consolidated Balance Sheets.

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

Cash Flows

The following table summarizes changes in our cash flows:

	For the Six Months Ended June 30,
	2024	2023
	(Amounts in Thousands)
Net cash provided by operating activities	$57,491	$60,413
Net cash provided by (used in) investing activities	1,798	(2,711)
Net cash provided by (used in) financing activities	49,225	(53,475)

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Cash flows from operating activities represent the inflow of cash from our payors and the outflow of cash for payroll and payroll taxes, operating expenses, interest and taxes. Net cash provided by operating activities was $57.5 million for the six months ended June 30, 2024, compared to net cash provided by operating activities of $60.4 million for the same period in 2023. The decrease in cash provided by operations was primarily due to the timing of receipts on accounts receivable and the timing of government stimulus funds. The changes in accounts receivable were primarily related to the growth in revenue and a decrease in days sales outstanding (“DSO”) during the six months ended June 30, 2024 compared to 2023, as described below. The related receivables due from the Illinois Department on Aging represented 21.7% and 13.0% of the Company’s net accounts receivable at June 30, 2024 and June 30, 2023, respectively, as discussed below.

Net cash provided by investing activities for the six months ended June 30, 2024 primarily consisted of $0.4 million of net cash used for the Upstate acquisition and $2.4 million for property and equipment purchases, which were primarily related to our ongoing investments in our technology infrastructure, offset by $4.6 million in proceeds received as a deposit on the sale of our New York business. Net cash used in investing activities for the six months ended June 30, 2023 primarily consisted of $0.9 million of net cash used for the CareStaff acquisition and $1.8 million of cash used for the purchase of property and equipment.

Net cash provided by financing activities for the six months ended June 30, 2024 primarily related to a $126.4 million payment on the revolver portion of our credit facility, offset by $175.6 million in net proceeds received from the Public Offering. Net cash used in financing activities for the six months ended June 30, 2023 primarily related to a $53.5 million payment on the revolver portion of our credit facility. For the six months ended June 30, 2023, net cash provided by financing activities included cash received from the exercise of stock options of $0.25 million.

Outstanding Accounts Receivable

Gross accounts receivable as of June 30, 2024 and December 31, 2023 were approximately $111.5 million and $117.8 million, respectively. Outstanding accounts receivable, net of allowance for credit losses, decreased by $6.3 million as of June 30, 2024 as compared to December 31, 2023. Accounts receivable for the Illinois Department on Aging decreased approximately $5.2 million during the six months ended June 30, 2024. Our collection procedures include review of account aging and direct contact with our payors. We have historically not used collection agencies. An uncollectible amount is written off to the allowance account after reasonable collection efforts have been exhausted.

We calculate our DSO by taking the trade accounts receivable outstanding, net of allowance for credit losses for doubtful accounts, divided by the net service revenues for the last quarter, multiplied by the number of days in that quarter. Our DSOs were 36 days and 39 days at June 30, 2024 and December 31, 2023, respectively. The DSOs for our largest payor, the Illinois Department on Aging, were 37 days and 50 days at June 30, 2024 and December 31, 2023, respectively.

Off-Balance Sheet Arrangements

As of June 30, 2024, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

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

Recently Issued Accounting Pronouncements

Refer to Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. As of June 30, 2024, however, we had no outstanding borrowings on our credit facility. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Legal Proceedings

As disclosed in Note 11 to the Condensed Consolidated Financial Statements in Part I, Item 1—“Financial Statements (Unaudited),” which is incorporated herein by reference, from time to time, we are subject to legal and/or administrative proceedings incidental to our business. It is the opinion of management that the outcome of pending legal and/or administrative proceedings will not have a material effect on our financial position and results of operations.

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

We may fail to complete the acquisition of Gentiva on a timely basis or at all and may not realize the benefits that are anticipated from the Gentiva Acquisition.

We have entered into the Gentiva Purchase Agreement to acquire the personal care business of Gentiva, for a purchase price of approximately $350.0 million, payable in full in cash at the closing, subject to customary adjustments for working capital and other items. The Gentiva Acquisition is expected to close upon the completion of regulatory approvals and subject to the satisfaction of other closing conditions.

We cannot provide any assurance that we will be able to successfully consummate the Gentiva Acquisition as provided for under the Gentiva Purchase Agreement, or, if such acquisition is completed, we cannot predict the timing of such closing. In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Gentiva Acquisition, and these fees and costs are payable by us regardless of whether the Gentiva Acquisition is consummated. If we fail to consummate the Gentiva Acquisition or should the completion be significantly delayed, we could fail to realize all or a portion of the intended economic benefits of such acquisition. Any failure to complete the Gentiva Acquisition could have a negative impact on our business, financial condition and the market price of our common stock.

The benefits that are expected to result from the Gentiva Acquisition will depend, in part, on our ability to realize the growth opportunities we anticipate from the Gentiva Acquisition, which is contingent, in part, on successful integration and Gentiva performing in accordance with our expectations. Even a successful integration and meeting performance expectations may not result in the realization of the full benefits we currently expect, nor can we give assurances that these benefits will be achieved when expected or at all. Moreover, we expect to incur expenses in connection with the integration of Gentiva, and as such, the benefits may be offset by costs incurred or delays in integrating the businesses. Further, our due diligence review of Gentiva may not have successfully identified all potential issues. In addition, the integration of Gentiva may result in material unanticipated problems, expenses, liabilities, regulatory risks, and diversion of management’s attention.

The pendency of the Gentiva Acquisition could cause disruptions and create uncertainty surrounding our business and affect our relationships with our customers and employees. We have diverted, and will continue to divert, significant management resources to complete the Gentiva Acquisition, which could have a negative impact on our ability to manage existing operations or pursue alternative strategic transactions, which could adversely affect our business, financial condition and results of operations. Until the completion of the Gentiva Acquisition, holders of shares of our common stock will be exposed to the risks faced by our existing business without any of the potential benefits from the Gentiva Acquisition. As a result of investor perceptions about the terms, conditions, risks or benefits of the Gentiva Acquisition, the market price of shares of our common stock may decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the quarter ending June 30, 2024, each of the following directors and Section 16 officers adopted a Rule 10b5-1 Trading Arrangement (as defined in Item 408(a) of Regulation S-K) to sell common shares:

Name	Title	Adoption Date	Expiration Date (1)	Shares Vesting and Subject to Sell-To-Cover (2)	Other Shares Being Sold (Subject to Certain Conditions)
Roberton Stevenson	EVP and Chief Human Resources Officer	June 12, 2024	June 14, 2025	3,330	n/a
Michael Wattenbarger	EVP and Chief Information Officer	June 12, 2024	February 24, 2025	3,539	n/a
R. Dirk Allison	Chief Executive Officer and Chairman of the Board	June 12, 2024	February 24, 2025	26,609	n/a
Darby Anderson	EVP and Chief Government Affairs & Community Relations Officer	June 12, 2024	February 24, 2025	4,823	n/a
W. Bradley Bickham	President and Chief Operating Officer	June 13, 2024	February 24, 2025	14,308	n/a
Cliff Blessing	EVP and Chief Development Officer	June 12, 2024	April 20, 2025	2,752	n/a
Brian Poff	EVP, Chief Financial Officer, Secretary and Treasurer	June 12, 2024	February 24, 2025	13,207	n/a
Monica Raines	EVP and Chief Compliance and Quality Officer	June 13, 2024	March 1, 2025	3,168	n/a
Sean Gaffney	EVP and Chief Legal Officer	June 14, 2024	February 24, 2025	4,823	n/a
Brian Poff	EVP, Chief Financial Officer, Secretary and Treasurer	June 13, 2024	December 13, 2024	n/a	6,839
David Tucker	EVP and Chief Strategy Officer	June 14, 2024	February 24, 2025	4,142	n/a

(1) Each plan will expire on the date represented in the table or upon the earlier completion of all transactions contemplated by the arrangement.

(2) This column indicates the total number of shares vesting in connection with equity awards, not the number of shares to be sold. The actual number of shares to be sold will be a smaller number based on whatever is required to satisfy payment of applicable withholding taxes under sell-to-cover arrangements.

Each trading arrangement noted above is intended to satisfy the affirmative defense in Rule 10b5- 1(c). No other director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, as such terms are defined in Item 408(a) of Regulation S-K, during the quarter ending June 30, 2024.

Item 6. Exhibits

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Date Filing	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation of the Company dated as of October 27, 2009.	10-Q	001-34504	11/20/2009	3.1

3.2	Amended and Restated Bylaws of the Company, as amended by the First Amendment to the Amended and Restated Bylaws.	10-Q	001-34504	5/9/2013	3.2

4.1	Form of Common Stock Certificate.	S-1	333-160634	10/2/2009	4.1

10.1	Stock and Asset Purchase Agreement, dated June 8, 2024, by and between Addus HealthCare, Inc. and Curo Health Services, LLC.	8-K/A	001-34504	6/26/2024	10.1

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADDUS HOMECARE CORPORATION

Date: August 6, 2024	By:	/s/ R. DIRK ALLISON

R. Dirk Allison Chairman and Chief Executive Officer (As Principal Executive Officer)

Date: August 6, 2024	By:	/s/ BRIAN POFF

Brian Poff Chief Financial Officer (As Principal Financial Officer)