Form 10-Q
period 2024-09-30
Addus HomeCare Corp
filed 2024-11-05
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 29, 2024, Addus HomeCare Corporation had 18,133,115 shares of Common Stock outstanding.

ADDUS HOMECARE CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2024 and December 31, 2023

(Amounts and Shares in Thousands, Except Per Share Data)

(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets
Cash	$222,852	$64,791
Accounts receivable, net of allowances	96,600	115,499
Prepaid expenses and other current assets	13,362	19,714
Total current assets	332,814	200,004
Property and equipment, net of accumulated depreciation and amortization	23,716	24,011
Other assets
Goodwill	663,614	662,995
Intangibles, net of accumulated amortization	86,606	91,983
Operating lease assets, net	44,535	45,433
Other long-term assets	1,616	—
Total other assets	796,371	800,411
Total assets	$1,152,901	$1,024,426
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$27,726	$26,183
Accrued payroll	57,982	56,551
Accrued expenses	34,257	33,236
Operating lease liabilities, current portion	11,155	11,339
Government stimulus advances	13,655	5,765
Accrued workers' compensation insurance	13,043	12,043
Total current liabilities	157,818	145,117
Long-term liabilities
Long-term debt, net of debt issuance costs	—	124,132
Long-term operating lease liabilities	38,608	39,711
Other long-term liabilities	8,841	8,772
Total long-term liabilities	47,449	172,615
Total liabilities	$205,267	$317,732
Stockholders' equity
Common stock—$.001 par value; 40,000 authorized and 18,133 and 16,227 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	$18	$16
Additional paid-in capital	590,712	403,846
Retained earnings	356,904	302,832
Total stockholders' equity	947,634	706,694
Total liabilities and stockholders' equity	$1,152,901	$1,024,426

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months Ended September 30, 2024 and 2023

(Amounts and Shares in Thousands, Except Per Share Data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net service revenues	$289,787	$270,721	$857,455	$782,300
Cost of service revenues	197,583	183,991	583,916	534,837
Gross profit	92,204	86,730	273,539	247,463
General and administrative expenses	62,805	60,271	187,444	174,028
Depreciation and amortization	3,446	3,620	10,316	10,449
Total operating expenses	66,251	63,891	197,760	184,477
Operating income	25,953	22,839	75,779	62,986
Interest income	(1,908)	(580)	(2,805)	(977)
Interest expense	573	3,199	5,445	7,991
Total interest (income) expense, net	(1,335)	2,619	2,640	7,014
Income before income taxes	27,288	20,220	73,139	55,972
Income tax expense	7,125	4,809	19,067	13,034
Net income	$20,163	$15,411	$54,072	$42,938
Net income per common share
Basic income per share	$1.13	$0.96	$3.24	$2.69
Diluted income per share	$1.10	$0.95	$3.17	$2.63
Weighted average number of common shares and potential common shares outstanding:
Basic	17,868	16,012	16,707	15,988
Diluted	18,255	16,286	17,065	16,307

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Three and Nine Months Ended September 30, 2024

(Amounts and Shares in Thousands)

(Unaudited)

	For the Three Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at July 1, 2024	18,100	$18	$584,896	$336,741	$921,655
Issuance of shares of common stock under restricted stock award agreements	—	—	—	—	—
Forfeiture of shares of common stock under restricted stock award agreements	(2)	—	—	—	—
Stock-based compensation	—	—	2,833	—	2,833
Shares issued for exercise of stock options	35	—	2,983	—	2,983
Net income	—	—	—	20,163	20,163
Balance at September 30, 2024	18,133	$18	$590,712	$356,904	$947,634

	For the Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2024	16,227	$16	$403,846	$302,832	$706,694
Issuance of shares of common stock under restricted stock award agreements	151	—	—	—	—
Forfeiture of shares of common stock under restricted stock award agreements	(5)	—	—	—	—
Stock-based compensation	—	—	8,307	—	8,307
Shares issued for exercise of stock options	35	—	2,983	—	2,983
Shares issued in public offering, net of offering costs	1,725	2	175,576	—	175,578
Net income	—	—	—	54,072	54,072
Balance at September 30, 2024	18,133	$18	$590,712	$356,904	$947,634

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

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2024 and 2023

(Amounts in Thousands)

(Unaudited)

	For the Nine Months
	Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$54,072	$42,938
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	10,316	10,449
Deferred income taxes	188	246
Stock-based compensation	8,307	7,831
Amortization of debt issuance costs under the credit facility	644	645
Provision for credit losses	812	508
Gain on disposal of assets	(13)	—
Loss on termination of operating leases	9	—
Impairment of operating lease assets	—	8
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	17,868	9,929
Prepaid expenses and other current assets	6,187	6,277
Government stimulus advances	7,890	(5,528)
Accounts payable	1,003	(2,118)
Accrued payroll	1,431	4,464
Accrued expenses and other long-term liabilities	(2,698)	6,549
Net cash provided by operating activities	106,016	82,198
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(400)	(109,800)
Purchases of property and equipment	(4,353)	(4,134)
Proceeds received from disposal of assets	29	—
Proceeds received from divestiture of business	4,600	—
Net cash used in investing activities	(124)	(113,934)
Cash flows from financing activities:
Payments on revolver loan — credit facility	(126,353)	(78,500)
Proceeds from borrowings on revolver — credit facility	—	110,000
Proceeds from public offering	175,578	—
Payment for debt issuance costs	(39)	—
Cash received from exercise of stock options	2,983	25
Net cash provided by financing activities	52,169	31,525
Net change in cash	158,061	(211)
Cash, at beginning of period	64,791	79,961
Cash, at end of period	$222,852	$79,750
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,801	$7,364
Cash paid for income taxes	19,436	10,565

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

Computation of Weighted Average Shares

The following table sets forth the computation of basic and diluted common shares:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	(Amounts in thousands)		(Amounts in thousands)
	2024	2023	2024	2023
Weighted average number of shares outstanding for basic per share calculation	17,868	16,012	16,707	15,988
Effect of dilutive potential shares:
Stock options	278	227	254	239
Restricted stock awards	109	47	104	80
Adjusted weighted average shares outstanding for diluted per share calculation	18,255	16,286	17,065	16,307
Anti-dilutive shares:
Stock options	—	111	—	61
Restricted stock awards	—	1	—	1

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

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in the ASU require, among other things, disclosure of significant segment expenses that are regularly provided to an entity’s chief operating decision maker (“CODM”) and a description of other segment items (the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss) by reportable segment, as well as disclosure of the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Annual disclosures are required for fiscal years beginning after December 15, 2023 and interim disclosures are required for periods within fiscal years beginning after December 15, 2024. Retrospective application is required, and early adoption is permitted. These requirements will result in expanded disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvement to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, may be applied prospectively or retrospectively, and allows for early adoption. These requirements are not expected to have an impact on the Company’s financial statements and will expand income tax disclosures.

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

Divestiture

On May 21, 2024, the Company entered into a definitive asset purchase agreement to sell all of the Company’s New York operations for a purchase price of up to $23.0 million in cash, subject to certain adjustments, including adjustments for future operating requirements (the “New York Asset Sale”). The Company entered into a consulting agreement with the purchaser on May 21, 2024, as the transfer of clients and caregivers and payment for assets pursuant to the New York Asset Sale is occurring over time as regulatory approvals are received, coordination of the transfer of clients and caregivers occurs, and the change of control takes place. In connection with this transaction, the Company will cease operations in New York. During the three and nine months ended September 30, 2024, the Company recorded $1.0 million and $1.7 million in consulting fees, respectively, and received a $4.6 million initial payment on the acquisition.

The New York Asset Sale did not qualify as a discontinued operation because it did not represent a strategic shift that has or will have a major effect on the Company’s operation or financial results.

As of May 21, 2024, the Company’s New York personal care operations met the criteria to be classified as held for sale. The carrying value does not exceed the fair market value and will result in a gain on divestiture once the transaction closes. See Note 14 to the Notes to Unaudited Condensed Consolidated Financial Statements, Subsequent Events, for additional details regarding the treatment of the New York Asset Sale.

The carrying amounts of the assets and liabilities associated with our New York personal care operations included in our Unaudited Condensed Consolidated Balance Sheets as of September 30, 2024 were as follows (amounts in thousands):

September 30, 2024
Assets
Current assets
Accounts receivable, net of allowances	$8,311
Prepaid expenses and other current assets	25
Total current assets	8,336
Property and equipment, net of accumulated depreciation and amortization	29
Other assets
Goodwill	3,801
Intangibles, net of accumulated amortization	4,203
Operating lease assets, net	3,510
Total other assets	11,514
Total assets	$19,879
Liabilities
Current liabilities
Accounts payable	$6,020
Accrued payroll	3,338
Accrued expenses	680
Operating lease liabilities, current portion	751
Total current liabilities	10,789
Long-term liabilities
Other long-term liabilities	2,661
Total liabilities	$13,450

5. Leases

Amounts reported on the Company’s Unaudited Condensed Consolidated Balance Sheets for operating leases were as follows:

	September 30, 2024	December 31, 2023
	(Amounts in Thousands)
Operating lease assets, net	$44,535	$45,433

Short-term operating lease liabilities (in accrued expenses)	11,155	11,339
Long-term operating lease liabilities	38,608	39,711
Total operating lease liabilities	$49,763	$51,050

Lease Costs

Components of lease costs were reported in general and administrative expenses in the Company’s Unaudited Condensed Consolidated Statements of Income as follows:

	For the Three Months Ended September 30, (Amounts in Thousands)		For the Nine Months Ended September 30, (Amounts in Thousands)
	2024	2023	2024	2023
Operating lease costs	$3,393	$3,344	$10,062	$9,678
Short-term lease costs	167	249	547	949
Total lease costs	3,560	3,593	10,609	10,627
Less: sublease income	(596)	(704)	(1,685)	(2,104)
Total lease costs, net	$2,964	$2,889	$8,924	$8,523

Lease Term and Discount Rate

Weighted average remaining lease terms and discount rates were as follows:

	September 30, 2024	December 31, 2023
Operating leases:
Weighted average remaining lease term (years)	5.81	6.26
Weighted average discount rate	5.99%	5.47%

Maturity of Lease Liabilities

Remaining operating lease payments as of September 30, 2024 were as follows:

Operating Leases
(Amounts in Thousands)
Due in the 12-month period ended September 30,
2025	$13,786
2026	11,097
2027	8,506
2028	6,322
2029	5,722
Thereafter	14,019
Total future minimum rental commitments	59,452
Less: Imputed interest	(9,689)
Total lease liabilities	$49,763

Supplemental Cash Flows Information

	For the Nine Months Ended September 30,
	(Amounts in Thousands)
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,925	$10,702

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$7,683	$15,903

6. Goodwill and Intangible Assets

A summary of the goodwill and related adjustments is provided below:

	Hospice	Personal Care	Home Health	Total
	(Amounts in Thousands)
Goodwill as of December 31, 2023	$432,799	$153,276	$76,920	$662,995
Additions for acquisitions	—	400	—	400
Adjustments to previously recorded goodwill	41	—	178	219
Goodwill as of September 30, 2024	$432,840	$153,676	$77,098	$663,614

On March 9, 2024, the Company completed its acquisition of the operations of Upstate Home Care Solutions (“Upstate”) for $0.4 million. With the purchase of Upstate, the Company expanded its personal care services segment in South Carolina. In connection with the Upstate acquisition, the Company recognized goodwill in its personal care segment of $0.4 million during the nine months ended September 30, 2024.

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

The carrying amount and accumulated amortization of each identifiable intangible asset category consisted of the following:

		September 30, 2024			December 31, 2023
		(Amounts in Thousands)			(Amounts in Thousands)
	Estimated Useful Life	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Customer and referral relationships	5-10 years	$44,672	$(40,588)	$4,084	$44,672	$(39,566)	$5,106
Trade names and trademarks	1-20 years	59,566	(26,112)	33,454	59,566	(23,857)	35,709
Non-competition agreement	3-5 years	6,785	(6,213)	572	6,785	(5,601)	1,184
State Licenses	6-10 years	12,671	(10,503)	2,168	12,671	(9,015)	3,656
State Licenses	Indefinite	46,328	—	46,328	46,328	—	46,328
Total intangible assets		$170,022	$(83,416)	$86,606	$170,022	$(78,039)	$91,983

Amortization expense related to the intangible assets was $1.8 million and $5.4 million for the three and nine months ended September 30, 2024, respectively, and $1.8 million and $5.3 million for the three and nine months ended September 30, 2023, respectively. The weighted average remaining useful lives of identifiable intangible assets as of September 30, 2024 was 10.0 years.

7. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consisted of the following:

	September 30, 2024	December 31, 2023
	(Amounts in Thousands)
Prepaid payroll	$2,585	$8,735
Prepaid workers' compensation and liability insurance	3,112	3,696
Prepaid licensing fees	4,361	4,481
Workers' compensation insurance receivable	837	577
Other	2,467	2,225
Total prepaid expenses and other current assets	$13,362	$19,714

Accrued expenses consisted of the following:

	September 30, 2024	December 31, 2023
	(Amounts in Thousands)

Accrued health benefits	$6,032	$7,400
Payor advances (1)	—	1,218
Accrued professional fees	7,038	7,304
Accrued payroll and other taxes	7,213	8,572
Other (2)	13,974	8,742
Total accrued expenses	$34,257	$33,236

(1)
Represents the deferred portion of payments received from payors for COVID-19 reimbursements which was recognized as we incurred specific COVID-19 related expenses (including expenses related to securing and maintaining adequate personnel).
(2)
Includes a $4.6 million initial payment received for the New York Asset Sale as of September 30, 2024.

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

During the three and nine months ended September 30, 2024, the Company received additional state funding provided by the ARPA in an aggregate amount of $3.2 million and $15.4 million, respectively. Of the total state funding received by the Company pursuant to the ARPA through September 30, 2024, the Company utilized $2.6 million and $7.5 million during the three and nine months ended September 30, 2024, respectively, primarily for caregivers and adding support to recruiting and retention efforts, included as a reduction of cost of service revenues in the Company’s Unaudited Condensed Consolidated Statements of Income. As of September 30, 2024, the deferred portion of ARPA funding of $13.7 million is included within Government stimulus advances on the Company’s Unaudited Condensed Consolidated Balance Sheets.

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

9. Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2024	December 31, 2023
	(Amounts in Thousands)
Revolving loan under the credit facility	$—	$126,353
Less unamortized issuance costs (1)	—	(2,221)
Long-term debt	$—	$124,132

(1)
As of September 30, 2024, unamortized issuance costs of $1.6 million are recorded in Other long-term assets on the Company’s Unaudited Condensed Consolidated Balance Sheets.

Amended and Restated Senior Secured Credit Facility

On October 31, 2018, the Company entered into the Amended and Restated Credit Agreement, with certain lenders and Capital One, National Association, as a lender and as agent for all lenders, as amended by the First Amendment to Amended and Restated Credit Agreement, dated as of September 12, 2019, as further amended by the Second Amendment to Amended and Restated Credit Agreement, dated as of July 30, 2021, and as further amended by the Third Amendment to Amended and Restated Credit Agreement, dated as of April 26, 2023 (as described below, the “Third Amendment”) (as amended, the “Credit Agreement”, as used throughout this Quarterly Report on Form 10-Q, “credit facility” shall mean the credit facility evidenced by the Credit Agreement). As discussed further in Note 14, the credit facility consists of a $650.0 million revolving credit facility and a $150.0 million incremental loan facility, which incremental loan facility may be for term loans or an increase to the revolving loan commitments. The maturity of this credit facility is July 30, 2028.

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

During the nine months ended September 30, 2024, the Company did not draw on its credit facility and repaid all amounts owed under the revolving credit facility. During the nine months ended September 30, 2023, the Company (i) drew $110.0 million under its credit facility to fund, in part, the Tennessee Quality Care acquisition and (ii) repaid $78.5 million under the revolving credit facility.

As of September 30, 2024, the Company had no revolving loans outstanding on its credit facility. After giving effect to the amount drawn on its credit facility, approximately $8.0 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA (as defined in the Credit Agreement), the Company had $511.5 million of capacity and $503.5 million available for borrowing under its credit facility. As of December 31, 2023, the Company had a total of $126.4 million of revolving loans, with an interest rate of 7.21%, outstanding on its credit facility.

As of September 30, 2024, the Company was in compliance with all financial covenants under the Credit Agreement.

10. Income Taxes

The effective income tax rates were 26.1% and 23.8% for the three months ended September 30, 2024 and 2023, respectively. The effective income tax rates were 26.1% and 23.3% for the nine months ended September 30, 2024 and 2023, respectively. The difference between our federal statutory rate of 21% and our effective income tax rates is principally due to the inclusion of state taxes and non-deductible compensation, partially offset by the use of federal employment tax credits.

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

12. Segment Information

Operating segments are defined as components of a company that engage in business activities from which it may earn revenues and incur expenses, and for which separate financial information is available and is regularly reviewed by the Company’s CODM, to assess the performance of the individual segments and make decisions about resources to be allocated to the segments. The Company operates as a multi-state provider of three distinct but related business segments providing in-home services.

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

The tables below set forth information about the Company’s reportable segments, along with the items necessary to reconcile the segment information to the totals reported in the accompanying Unaudited Condensed Consolidated Financial Statements. Segment assets are not reviewed by the Company’s CODM function and therefore are not disclosed below.

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

	For the Three Months Ended September 30, 2024
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$215,433	$57,309	$17,045	$289,787
Cost of services revenues	156,273	30,469	10,841	197,583
Gross profit	59,160	26,840	6,204	92,204
General and administrative expenses	17,489	14,070	4,338	35,897
Segment operating income	$41,671	$12,770	$1,866	$56,307

	For the Three Months Ended September 30, 2023
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$201,882	$53,121	$15,718	$270,721
Cost of services revenues	145,808	28,155	10,028	183,991
Gross profit	56,074	24,966	5,690	86,730
General and administrative expenses	16,096	13,246	4,131	33,473
Segment operating income	$39,978	$11,720	$1,559	$53,257

	For the Three Months Ended September 30,
	2024	2023
	(Amounts in Thousands)
Segment reconciliation:
Total segment operating income	$56,307	$53,257

Items not allocated at segment level:
Other general and administrative expenses	26,908	26,798
Depreciation and amortization	3,446	3,620
Interest income	(1,908)	(580)
Interest expense	573	3,199
Income before income taxes	$27,288	$20,220

	For the Nine Months Ended September 30, 2024
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$636,253	$169,202	$52,000	$857,455
Cost of services revenues	461,564	89,166	33,186	583,916
Gross profit	174,689	80,036	18,814	273,539
General and administrative expenses	49,907	40,975	13,447	104,329
Segment operating income	$124,782	$39,061	$5,367	$169,210

	For the Nine Months Ended September 30, 2023
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$590,227	$152,414	$39,659	$782,300
Cost of services revenues	428,163	82,028	24,646	534,837
Gross profit	162,064	70,386	15,013	247,463
General and administrative expenses	48,299	39,028	9,653	96,980
Segment operating income	$113,765	$31,358	$5,360	$150,483

	For the Nine Months Ended September 30,
	2024	2023
	(Amounts in Thousands)
Segment reconciliation:
Total segment operating income	$169,210	$150,483

Items not allocated at segment level:
Other general and administrative expenses	83,115	77,048
Depreciation and amortization	10,316	10,449
Interest income	(2,805)	(977)
Interest expense	5,445	7,991
Income before income taxes	$73,139	$55,972

13. Significant Payors

The Company’s revenue by payor type was as follows:

Personal Care Segment	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
State, local and other governmental programs	$116,702	54.2%	$101,821	50.4%	$337,458	53.0%	$297,541	50.4%
Managed care organizations	93,321	43.3	93,584	46.4	281,732	44.3	272,758	46.2
Private pay	3,599	1.7	3,990	2.0	11,194	1.8	12,354	2.1
Commercial insurance	1,415	0.7	1,631	0.8	4,368	0.7	4,937	0.8
Other	396	0.1	856	0.4	1,501	0.2	2,637	0.5
Total personal care segment net service revenues	$215,433	100.0%	$201,882	100.0%	$636,253	100.0%	$590,227	100.0%

Hospice Segment	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$52,413	91.5%	$47,313	89.1%	$154,187	91.1%	$137,432	90.2%
Commercial insurance	2,892	5.0	3,640	6.8	8,870	5.2	8,916	5.8
Managed care organizations	1,821	3.2	1,808	3.4	5,518	3.3	5,022	3.3
Other	183	0.3	360	0.7	627	0.4	1,044	0.7
Total hospice segment net service revenues	$57,309	100.0%	$53,121	100.0%	$169,202	100.0%	$152,414	100.0%

Home Health Segment	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$12,036	70.6%	$11,325	72.1%	$36,216	69.6%	$29,306	73.9%
Managed care organizations	4,215	24.7	3,445	21.9	13,291	25.6	8,239	20.8
Other	794	4.7	948	6.0	2,493	4.8	2,114	5.3
Total home health segment net service revenues	$17,045	100.0%	$15,718	100.0%	$52,000	100.0%	$39,659	100.0%

During the three and nine months ended September 30, 2024 and 2023, the Company derived a significant amount of its revenue from its operations in Illinois, New Mexico, New York, Ohio and Tennessee. The percentages of segment revenue for each of these significant states were as follows:

Personal Care Segment	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Illinois	$111,916	51.9%	$105,206	52.1%	$330,265	51.9%	$306,711	52.0%
New Mexico	28,962	13.4	28,347	14.0	86,573	13.6	84,969	14.3
New York (1)	21,406	9.9	22,989	11.4	68,239	10.7	68,910	11.7
All other states	53,149	24.8	45,340	22.5	151,176	23.8	129,637	22.0
Total personal care segment net service revenues	$215,433	100.0%	$201,882	100.0%	$636,253	100.0%	$590,227	100.0%

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

Hospice Segment	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Ohio	$21,531	37.6%	$18,916	35.6%	$62,400	36.9%	$55,363	36.3%
Illinois	13,289	23.2	12,477	23.5	38,544	22.8	34,750	22.8
New Mexico	6,951	12.1	7,619	14.3	21,361	12.6	23,688	15.5
All other states	15,538	27.1	14,109	26.6	46,897	27.7	38,613	25.4
Total hospice segment net service revenues	$57,309	100.0%	$53,121	100.0%	$169,202	100.0%	$152,414	100.0%

Home Health Segment	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
New Mexico	$8,090	47.4%	$8,040	51.2%	$24,166	46.5%	$25,277	63.7%
Illinois	2,413	14.2	2,909	18.5	8,397	16.1	9,539	24.1
Tennessee	6,542	38.4	4,769	30.3	19,437	37.4	4,843	12.2
Total home health segment net service revenues	$17,045	100.0%	$15,718	100.0%	$52,000	100.0%	$39,659	100.0%

A substantial portion of the Company’s revenue and accounts receivable are derived from services performed for federal, state and local governmental agencies. The personal care segment derives a significant amount of its net service revenues in Illinois, which represented 38.6%, and 38.9% of our net service revenues for the three months ended September 30, 2024, and 2023, respectively, and accounted for 38.5% and 39.2% of our net service revenues for the nine months ended September 30, 2024 and 2023, respectively. The Illinois Department on Aging, the largest payor program for the Company’s Illinois personal care operations, accounted for 21.4% and 20.5% of the Company’s net service revenues for the three months ended September 30, 2024 and 2023, respectively, and accounted for 21.1% and 21.2% of the Company’s net service revenues for the nine months ended September 30, 2024 and 2023, respectively.

The related receivables due from the Illinois Department on Aging represented 21.7% and 25.8% of the Company’s net accounts receivable at September 30, 2024 and December 31, 2023, respectively.

14. Subsequent Events

Fourth Amendment to Credit Agreement

On October 22, 2024, the Company entered into a Fourth Amendment to Amended and Restated Credit Agreement (the “Fourth Amendment”) with certain lenders and Capital One, National Association, as a lender and as agent for all lenders, which further amended the Credit Agreement. The Fourth Amendment, among other things, (i) increased the Company’s revolving credit facility to an aggregate amount of $650,000,000, (ii) increased the Company’s incremental loan facility to an aggregate amount of $150,000,000, and (iii) extended the maturity date of the credit facility from July 30, 2026 to July 30, 2028.

New York Disposition Treatment

In October 2024, the Company qualified for sale consideration of the New York Asset Sale. As a result, the Company will deconsolidate the results of its New York operations and record a gain on divestiture. The New York Asset Sale purchase price of up to $23 million includes 50% cash consideration, paid out as an initial payment of $4.6 million and $6.9 million paid pro rata as a deferred payment as caregivers are transferred and 50% in the form of contingent consideration for the Company’s CDPAP business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements about our business and operations. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words like “believes,” “belief,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “would,” “should” and similar expressions are intended to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to: the impact of macroeconomic conditions, including inflation and elevated interest rates, legislative and political developments, trade disruptions and the potential adverse effects of current geopolitical conditions; business disruptions due to inclement weather, natural disasters, acts of terrorism, pandemics, riots, civil insurrection or social unrest, looting, protests, strikes or street demonstrations; changes in operational and reimbursement processes and payment structures at the state or federal levels; changes in Medicaid, Medicare, other government programs and managed care organizations policies and payment rates, and the timeliness of reimbursements received under government programs; changes in, or our failure to comply with, existing, federal and state laws or regulations, or our failure to comply with new government laws or regulations on a timely basis; competition in the healthcare industry; the geographical concentration of our operations; changes in the case mix of consumers and payment methodologies; operational changes resulting from the assumption by managed care organizations of responsibility for managing and paying for our services to consumers; the nature and success of future financial and/or delivery system reforms; changes in estimates and judgments associated with critical accounting policies; our ability to maintain or establish new referral sources; our ability to renew significant agreements or groups of agreements; our ability to attract and retain qualified personnel; federal, state and city minimum wage pressure, including any failure of any governmental entity to enact a minimum wage offset and/or the timing of any such enactment; changes in payments and covered services due to the overall economic conditions and deficit reduction measures by federal and state governments, and our expectations regarding these changes; cost containment initiatives undertaken by federal and state governmental and other third-party payors; our ability to access financing through the capital and credit markets; our ability to meet debt service requirements and comply with covenants in debt agreements; our ability to integrate and manage our information systems; any security breaches, cyber-attacks, loss of data, or cybersecurity threats or incidents, and any actual or perceived failures to comply with legal requirements related to the privacy of confidential consumer data and other sensitive information; the size and growth of the markets for our services, including our expectations regarding the markets for our services; eligibility standards and limits on services imposed by state governmental agencies; the potential for litigation, audits and investigations; discretionary determinations by government officials; our ability to successfully implement our business model to grow our business; our ability to continue identifying, pursuing, consummating and integrating acquisition opportunities, including our ability to complete the Gentiva Acquisition and to realize the anticipated benefits from such acquisition, and expanding into new geographic markets; our ability to complete the New York Asset Sale; the impact of acquisitions and dispositions on our business, including the potential inability to realize the benefits of potential acquisitions; the effectiveness, quality and cost of our services; our ability to successfully execute our growth strategy; changes in tax rates; and various other matters, many of which are beyond our control. In addition, these forward-looking statements are subject to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2023, filed with the SEC on February 27, 2024, as updated by the risk factors set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q. You should carefully review all of these factors. Moreover, our business may be materially adversely affected by factors that are not currently known to us, by factors that we currently consider immaterial or by factors that are not specific to us, such as general economic conditions. These forward-looking statements were based on information, plans and estimates at the date of this report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes, except as may be required by law.

Overview

We are a home care services provider operating three segments: personal care, hospice and home health. Our services are principally provided in-home under agreements with federal, state and local government agencies, managed care organizations, commercial insurers and private individuals. Our consumers are predominantly “dual eligible,” meaning they are eligible to receive both Medicare and Medicaid benefits. Managed care organizations accounted for 34.3% and 36.5% of our net service revenues during the three months ended September 30, 2024 and 2023, respectively, and 35.1% and 36.6% of our net service revenues during the nine months ended September 30, 2024 and 2023, respectively.

A summary of certain consolidated financial results is provided in the table below.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net service revenues by segment:	(Amounts in Thousands)		(Amounts in Thousands)
Personal care	$215,433	$201,882	$636,253	$590,227
Hospice	57,309	53,121	169,202	152,414
Home health	17,045	15,718	52,000	39,659
Total net service revenues	$289,787	$270,721	$857,455	$782,300

Net income	$20,163	$15,411	$54,072	$42,938

As of September 30, 2024, we provided our services in 22 states through 214 offices. We served approximately 80,000 and 62,000 discrete individuals, respectively, during the nine months ended September 30, 2024 and 2023. Our personal care segment also includes staffing services, with clients including assisted living facilities, nursing homes and hospice facilities.

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

New York Asset Sale

On May 21, 2024, we entered into the New York Asset Sale. The Company entered into a consulting agreement as the transfer of clients and caregivers and payment for assets pursuant to the New York Asset Sale is occurring over time as regulatory approvals are received, coordination of the transfer of clients and caregivers occurs, and the change of control takes place. In connection with this transaction, the Company will cease operations in New York. See Note 14 to the Notes to Unaudited Condensed Consolidated Financial Statements, Subsequent Events, for additional details regarding the New York Asset Sale.

Recruiting

As the labor market continues to be tight and unemployment remains at low levels, the competition for new caregivers, including skilled healthcare staff, and support staff continues to be significant. In recent periods, the United States economy has experienced, and may continue to experience, significant inflationary pressures. To the extent that we continue to experience a shortage of caregivers, it may hinder our ability to fully meet the continuing demand for both our non-clinical and clinical services.

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

Our revenue by payor and significant states by segment were as follows:

Personal Care Segment	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
State, local and other governmental programs	$116,702	54.2%	$101,821	50.4%	$337,458	53.0%	$297,541	50.4%
Managed care organizations	93,321	43.3	93,584	46.4	281,732	44.3	272,758	46.2
Private pay	3,599	1.7	3,990	2.0	11,194	1.8	12,354	2.1
Commercial insurance	1,415	0.7	1,631	0.8	4,368	0.7	4,937	0.8
Other	396	0.1	856	0.4	1,501	0.2	2,637	0.5
Total personal care segment net service revenues	$215,433	100.0%	$201,882	100.0%	$636,253	100.0%	$590,227	100.0%
Illinois	$111,916	51.9%	$105,206	52.1%	$330,265	51.9%	$306,711	52.0%
New Mexico	28,962	13.4	28,347	14.0	86,573	13.6	84,969	14.3
New York (1)	21,406	9.9	22,989	11.4	68,239	10.7	68,910	11.7
All other states	53,149	24.8	45,340	22.5	151,176	23.8	129,637	22.0
Total personal care segment net service revenues	$215,433	100.0%	$201,882	100.0%	$636,253	100.0%	$590,227	100.0%

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

Hospice Segment	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$52,413	91.5%	$47,313	89.1%	$154,187	91.1%	$137,432	90.2%
Commercial insurance	2,892	5.0	3,640	6.8	8,870	5.2	8,916	5.8
Managed care organizations	1,821	3.2	1,808	3.4	5,518	3.3	5,022	3.3
Other	183	0.3	360	0.7	627	0.4	1,044	0.7
Total hospice segment net service revenues	$57,309	100.0%	$53,121	100.0%	$169,202	100.0%	$152,414	100.0%
Ohio	$21,531	37.6%	$18,916	35.6%	$62,400	36.9%	$55,363	36.3%
Illinois	13,289	23.2	12,477	23.5	38,544	22.8	34,750	22.8
New Mexico	6,951	12.1	7,619	14.3	21,361	12.6	23,688	15.5
All other states	15,538	27.1	14,109	26.6	46,897	27.7	38,613	25.4
Total hospice segment net service revenues	$57,309	100.0%	$53,121	100.0%	$169,202	100.0%	$152,414	100.0%

Home Health Segment	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$12,036	70.6%	$11,325	72.1%	$36,216	69.6%	$29,306	73.9%
Managed care organizations	4,215	24.7	3,445	21.9	13,291	25.6	8,239	20.8
Other	794	4.7	948	6.0	2,493	4.8	2,114	5.3
Total home health segment net service revenues	$17,045	100.0%	$15,718	100.0%	$52,000	100.0%	$39,659	100.0%
New Mexico	$8,090	47.4%	$8,040	51.2%	$24,166	46.5%	$25,277	63.7%
Illinois	2,413	14.2	2,909	18.5	8,397	16.1	9,539	24.1
Tennessee	6,542	38.4	4,769	30.3	19,437	37.4	4,843	12.2
Total home health segment net service revenues	$17,045	100.0%	$15,718	100.0%	$52,000	100.0%	$39,659	100.0%

The personal care segment derives a significant amount of its net service revenues in Illinois, which represented 38.6% and 38.9% of our net service revenues for the three months ended September 30, 2024 and 2023, respectively, and accounted for 38.5% and 39.2% of our net service revenues for the nine months ended September 30, 2024 and 2023, respectively.

A significant amount of our net service revenues are derived from one payor, the Illinois Department on Aging, the largest payor program for our Illinois personal care operations, which accounted for 21.4% and 20.5% of our net service revenues for the three months ended September 30, 2024 and 2023, respectively, and accounted for 21.1% and 21.2% of the Company’s net service revenues for the nine months ended September 30, 2024 and 2023, respectively.

Changes in Reimbursement Rates

Illinois

The City of Chicago requires the Chicago minimum wage to be adjusted annually based on increases in the Consumer Price Index (“CPI”), subject to a cap and other requirements. On July 1, 2024, the rate was adjusted to $16.20 based on the increase in the CPI.

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

Our business will benefit from the rate increases noted above as planned for 2025, but there is no assurance that there will be additional rate increases in Illinois for fiscal years beyond fiscal year 2025 to offset increases to minimum wage, and our financial performance will be adversely impacted for any periods in which an additional offsetting reimbursement rate increase is not in effect.

Impact of Changes in Medicare and Medicaid Reimbursement

Hospice

Hospice services provided to Medicare beneficiaries are paid under the Medicare Hospice Prospective Payment System, under which CMS sets a daily rate for each day a patient is enrolled in the hospice benefit. CMS updates these rates each federal fiscal year. Effective October 1, 2024, CMS increased hospice payment rates by 2.9%. This reflects a 3.4% market basket increase and a negative 0.5 percentage point productivity adjustment. Hospices that do not satisfy quality reporting requirements are subject to a 4-percentage point reduction to the market basket update.

Overall payments made by Medicare to each hospice provider number are subject to an inpatient cap and an aggregate cap, which is set each federal fiscal year. The inpatient cap limits the number of days of inpatient care to no more than 20% of total patient care days. The aggregate cap, which limits the total Medicare reimbursement that a hospice may receive based on an annual per-beneficiary cap amount and the number of Medicare patients served, was updated to $34,465.34 for federal fiscal year 2025. If a hospice’s Medicare payments exceed its inpatient or aggregate caps, it must repay Medicare the excess amount.

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

In certain states, payment of claims may be impacted by the Review Choice Demonstration for Home Health Services, a program intended to identify and prevent fraud, reduce the number of Medicare appeals and improve provider compliance with Medicare program requirements. The program currently applies to home health agencies in certain states, including Illinois, Ohio, Oklahoma, North Carolina, Florida and Texas. Providers in states subject to the Review Choice Demonstration for Home Health Services may initially select either pre-claim review or post-payment review. Previously, providers could also opt for minimal post-payment review with a 25% payment reduction, but CMS has removed this option. Providers that had selected the minimal post-payment review option transitioned to pre-claim or post-payment review in mid-July. Home health agencies that maintain high compliance levels are eligible for additional options that may be less burdensome. This program has not had a material impact on our results of operations or financial position.

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

New York Consumer Directed Personal Assistance Program (“CDPAP”)

The CDPAP is a self-directed care alternative program that allows eligible individuals who need help with activities of daily living or skilled nursing services to choose their caregivers. We provide support services as a CDPAP fiscal intermediary. The Company recognized approximately $9.3 million and $30.3 million in revenue from the program for the three and nine months ended September 30, 2024, respectively and $10.2 million and $30.6 million in revenue from the program for the three and nine months ended September 30, 2023, respectively.

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

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in the states in which we operate. The effective income tax rates were 26.1% and 23.8% for the three months ended September 30, 2024 and 2023, respectively. The effective income tax rates were 26.1% and 23.3% for the nine months ended September 30, 2024 and 2023, respectively. The difference between our federal statutory rate of 21% and our effective income tax rates is principally due to the inclusion of state taxes and non-deductible compensation, partially offset by the use of federal employment tax credits.

Results of Operations — Consolidated

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

The following table sets forth, for the periods indicated, our unaudited condensed consolidated results of operations.

	For the Three Months Ended September 30,
	2024		2023		Change
		% Of		% Of
		Net Service		Net Service
	Amount	Revenues	Amount	Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Net service revenues	$289,787	100.0%	$270,721	100.0%	$19,066	7.0%
Cost of service revenues	197,583	68.2	183,991	68.0	13,592	7.4
Gross profit	92,204	31.8	86,730	32.0	5,474	6.3
General and administrative expenses	62,805	21.7	60,271	22.3	2,534	4.2
Depreciation and amortization	3,446	1.2	3,620	1.3	(174)	(4.8)
Total operating expenses	66,251	22.9	63,891	23.6	2,360	3.7
Operating income	25,953	8.9	22,839	8.4	3,114	13.6
Interest income	(1,908)	(0.7)	(580)	(0.2)	(1,328)	228.8
Interest expense	573	0.2	3,199	1.2	(2,626)	(82.1)
Total interest expense, net	(1,335)	(0.5)	2,619	1.0	(3,954)	(151.0)
Income before income taxes	27,288	9.4	20,220	7.4	7,068	35.0
Income tax expense	7,125	2.5	4,809	1.8	2,316	48.2
Net income	$20,163	6.9%	$15,411	5.7%	$4,752	30.8%

Net service revenues increased by 7.0% to $289.8 million for the three months ended September 30, 2024 compared to $270.7 million for the three months ended September 30, 2023. Revenue increased by $13.6 million in our personal care segment, $4.2 million in our hospice segment and $1.3 million in our home health segment during the three months ended September 30, 2024, compared to the same period in 2023. The increase in our personal care segment was mainly due to an increase in revenues per billable hour for the three months ended September 30, 2024. The increase in our hospice and home health segments was primarily due to the acquisition of the operations of Tennessee Quality Care on August 1, 2023.

Gross profit, expressed as a percentage of net service revenues, decreased to 31.8% for the three months ended September 30, 2024, compared to 32.0% for the same period in 2023, due to slightly lower margins in our personal care and hospice segments as the result of increases to direct care wages.

General and administrative expenses increased to $62.8 million for the three months ended September 30, 2024, as compared to $60.3 million for the three months ended September 30, 2023. The increase in general and administrative expenses was primarily due to the Tennessee Quality Care acquisition that resulted in an increase in administrative employee wages, bonus, taxes and benefit costs of $2.5 million. General and administrative expenses, expressed as a percentage of net service revenues, decreased to 21.7% for the three months ended September 30, 2024, from 22.3% for the three months ended September 30, 2023.

Interest expense decreased to $0.6 million for the three months ended September 30, 2024 from $3.2 million for the three months ended September 30, 2023. The decrease in interest expense was primarily due to decreased amounts held under our credit facility for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Interest income increased $1.3 million due to an increase in cash investment into interest bearing accounts from the Public Offering.

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. The effective income tax rate was 26.1% and 23.8% for the three months ended September 30, 2024 and 2023, respectively. Our higher effective income tax rate for the three months ended September 30, 2024 was principally due to a lower excess tax benefit as well as a lower benefit from the use of federal employment tax credits. For the three months ended September 30, 2024 and 2023, the excess tax benefit and federal employment tax credits were 3.1% and 5.0%, respectively.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

The following table sets forth, for the periods indicated, our unaudited condensed consolidated results of operations.

	For the Nine Months Ended September 30,
	2024		2023		Change
		% Of		% Of
		Net Service		Net Service
	Amount	Revenues	Amount	Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Net service revenues	$857,455	100.0%	$782,300	100.0%	$75,155	9.6%
Cost of service revenues	583,916	68.1	534,837	68.4	49,079	9.2
Gross profit	273,539	31.9	247,463	31.6	26,076	10.5
General and administrative expenses	187,444	21.9	174,028	22.2	13,416	7.7
Depreciation and amortization	10,316	1.2	10,449	1.3	(133)	(1.3)
Total operating expenses	197,760	23.1	184,477	23.5	13,283	7.2
Operating income	75,779	8.8	62,986	8.0	12,793	20.3
Interest income	(2,805)	(0.3)	(977)	(0.1)	(1,828)	187.1
Interest expense	5,445	0.6	7,991	1.0	(2,546)	(31.9)
Total interest expense, net	2,640	0.3	7,014	0.9	(4,374)	(62.4)
Income before income taxes	73,139	8.5	55,972	7.1	17,167	30.7
Income tax expense	19,067	2.2	13,034	1.7	6,033	46.3
Net income	$54,072	6.3%	$42,938	5.4%	$11,134	25.9%

Net service revenues increased by 9.6% to $857.5 million for the nine months ended September 30, 2024 compared to $782.3 million for the nine months ended September 30, 2023. Net service revenue increased by $46.0 million in our personal care segment, by $16.8 million in our hospice segment and by $12.3 million in our home health segment during the nine months ended September 30, 2024, compared to the same period in 2023. During the nine months ended September 30, 2024, the increase in our personal care segment net service revenues was primarily due to an increase in revenues per billable hour, attributable to the rate increases discussed above, compared to the same period in 2023. The increase in net service revenues in our hospice and home health segments is primarily attributable to the acquisition of the operations of Tennessee Quality Care on August 1, 2023.

Gross profit, expressed as a percentage of net service revenues, increased to 31.9% for the nine months ended September 30, 2024 compared to 31.6% for the nine months ended September 30, 2023 due to an increase in net service revenues and gross profit in our personal care segment and higher margin in our hospice segment due to the acquisition of the operations of Tennessee Quality Care on August 1, 2023.

General and administrative expenses increased to $187.4 million for the nine months ended September 30, 2024 as compared to $174.0 million for the nine months ended September 30, 2023. The increase in general and administrative expenses was primarily due to the Tennessee Quality Care acquisitions that resulted in an increase in administrative employee wages, bonus, taxes and benefit costs of $8.4 million and an increase in acquisition-related expense of $2.8 million. General and administrative expenses, expressed as a percentage of net service revenues, decreased to 21.9% for the nine months ended September 30, 2024, from 22.2% for the nine months ended September 30, 2023.

Interest expense decreased to $5.4 million for the nine months ended September 30, 2024, as compared to $8.0 million for the nine months ended September 30, 2023. The decrease in interest expense was primarily due to decreased amounts held under our credit facility for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. Interest income increased $1.8 million due to an increase in cash investment into interest bearing accounts from the Public Offering.

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. The effective income tax rate was 26.1% and 23.3% for the nine months ended September 30, 2024 and 2023, respectively. Our higher effective income tax rate for the nine months ended September 30, 2024 was principally due to a lower excess tax benefit as well as a lower benefit from the use of federal employment tax credits. For the nine months ended September 30, 2024 and 2023, the excess tax benefit and federal employment tax credits were 3.1% and 5.8%, respectively.

Results of Operations – Segments

The following tables and related analysis summarize our operating results and business metrics by segment:

Personal Care Segment

	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2024		2023		Change		2024		2023		Change
	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)						(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$215,433	100.0%	$201,882	100.0%	$13,551	6.7%	$636,253	100.0%	$590,227	100.0%	$46,026	7.8%
Cost of services revenues	156,273	72.5	145,808	72.2	10,465	7.2	461,564	72.5	428,163	72.5	33,401	7.8
Gross profit	59,160	27.5	56,074	27.8	3,086	5.5	174,689	27.5	162,064	27.5	12,625	7.8
General and administrative expenses	17,489	8.1	16,096	8.0	1,393	8.7	49,907	7.8	48,299	8.2	1,608	3.3
Segment operating income	$41,671	19.3%	$39,978	19.8%	$1,693	4.2%	$124,782	19.7%	$113,765	19.3%	$11,017	9.7%
Business Metrics (Actual Numbers, Except Billable Hours in Thousands)
Locations at period end							153		156
Average billable census * (1)	37,701		38,590		(889)	(2.3)%	37,803		38,668		(865)	(2.2)%
Billable hours * (2)	7,776		7,690		86	1.1	23,098		22,964		134	0.6
Average billable hours per census per month * (2)	68.7		66.3		2.4	3.6	67.8		65.8		2.0	3.0
Billable hours per business day * (2)	117,822		118,314		(492)	(0.4)	117,849		117,765		84	0.1
Revenues per billable hour * (2)	$27.66		$26.18		$1.48	5.7%	$27.49		$25.58		$1.91	7.5%
Same store growth revenue % * (3)	6.8%		13.9%				8.4%		12.5%

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

The personal care segment derives a significant amount of its net service revenues from operations in Illinois, which represented 38.6% and 38.9% of our net service revenues for the three months ended September 30, 2024 and 2023, respectively, and accounted for 38.5% and 39.2% of our net service revenues for the nine months ended September 30, 2024 and 2023, respectively. One payor, the Illinois Department on Aging, accounted for 21.4% and 20.5% of net service revenues for the three months ended September 30, 2024 and 2023, respectively, and accounted for 21.1% and 21.2% of net service revenues for the nine months ended September 30, 2024 and 2023, respectively.

Net service revenues from state, local and other governmental programs accounted for 54.2% and 50.4% of personal care segment net service revenues for the three months ended September 30, 2024 and 2023, respectively. Managed care organizations accounted for 43.3% and 46.4% of personal care segment net service revenues for the three months ended September 30, 2024 and 2023, respectively, with commercial insurance, private pay and other payors accounting for the remainder of personal care segment net service revenues. Net service revenues from state, local and other governmental programs accounted for 53.0% and 50.4% of net service revenues for the nine months ended September 30, 2024 and 2023, respectively. Managed care organizations accounted for 44.3% and 46.2% of personal care segment net service revenues for the nine months ended September 30, 2024 and 2023, respectively, with commercial insurance, private pay and other payors accounting for the remainder of net service revenues.

Personal care segment net service revenues increased by 6.7% and 7.8% for the three and nine months ended September 30, 2024, respectively, compared to the three and nine months ended September 30, 2023. Net service revenues included a 5.7% and 7.5% increase in revenues per billable hour for the three and nine months ended September 30, 2024, respectively, mainly attributed to rate increases discussed above, as compared to the three and nine months ended September 30, 2023.

Gross profit, expressed as a percentage of net service revenues, decreased to 27.5% for the three months ended September 30, 2024 from 27.8% for the three months ended September 30, 2023. The decrease was mainly attributed to increases in direct care wages, taxes and benefit costs for the three months ended September 30, 2024. Gross profit, expressed as a percentage of net service revenues, was 27.5% for both the nine months ended September 30, 2024 and the nine months ended September 30, 2023.

The personal care segment’s general and administrative expenses primarily consist of administrative employee wages, taxes and benefit costs, rent, information technology and office expenses. General and administrative expenses, expressed as a percentage of net service revenues, were 8.1% and 8.0% for the three months ended September 30, 2024 and 2023, respectively, and 7.8% and 8.2% for the nine months ended September 30, 2024 and 2023, respectively.

Hospice Segment

	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2024		2023		Change		2024		2023		Change
	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)						(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$57,309	100.0%	$53,121	100.0%	$4,188	7.9%	$169,202	100.0%	$152,414	100.0%	$16,788	11.0%
Cost of services revenues	30,469	53.2	28,155	53.0	2,314	8.2	89,166	52.7	82,028	53.8	7,138	8.7
Gross profit	26,840	46.8	24,966	47.0	1,874	7.5	80,036	47.3	70,386	46.2	9,650	13.7
General and administrative expenses	14,070	24.6	13,246	24.9	824	6.2	40,975	24.2	39,028	25.6	1,947	5.0
Segment operating income	$12,770	22.2%	$11,720	22.1%	$1,050	9.0%	$39,061	23.1%	$31,358	20.6%	$7,703	24.6%
Business Metrics (Actual Numbers)
Locations at period end							38		40
Admissions * (1)	3,105		3,176		(71)	-2.2%	9,771		9,576		195	2.0%
Average daily census * (2)	3,534		3,453		81	2.3	3,457		3,426		31	0.9
Average discharge length of stay * (3)	96		97		(1)	(0.8)	93		93		(0)	(0.3)
Patient days * (4)	325,160		311,454		13,706	4.4	947,241		892,507		54,734	6.1
Revenue per patient day * (5)	$176.25		$175.19		$1.06	0.6%	$179.43		$175.23		$4.20	2.4%
Organic growth
- Revenue * (6)	3.5%		3.1%				5.2%		1.5%
- Average daily census * (6)	2.1%		(0.9)%				0.8%		0.8%

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

The hospice segment generates net service revenues by providing care to patients with a life expectancy of six months or less, as well as related services for their families. Hospice offers four levels of care, as defined by Medicare, to meet the varying needs of patients and their families. The four levels of hospice include routine home care, continuous home care, general inpatient care and respite care. Our hospice segment principally provides routine home care and continuous home care services, and with the JourneyCare acquisition, expanded into providing general inpatient care services. In our hospice segment, net service revenues from Medicare accounted for 91.5% and 89.1% of total hospice segment net service revenues for the three months ended September 30, 2024 and 2023, respectively, and 91.1% and 90.2% for the nine months ended September 30, 2024 and 2023, respectively. Net service revenues from managed care organizations accounted for 3.2% and 3.4% of total hospice segment net service revenues for each the three months ended September 30, 2024 and 2023, respectively, and 3.3% and 3.3% for the nine months ended September 30, 2024 and 2023, respectively.

Hospice net service revenues increased by $4.2 million and $16.8 million for the three and nine months ended September 30, 2024, respectively, compared to the three and nine months ended September 30, 2023, primarily attributed to organic growth and the acquisitions of the operations of Tennessee Quality Care on August 1, 2023.

Gross profit, expressed as a percentage of net service revenues, was 46.8% and 47.0% for the three months ended September 30, 2024 and 2023, respectively, and 47.3% and 46.2% for the nine months ended September 30, 2024 and 2023, respectively. For the three months ended September 30, 2024, gross profit was relatively consistent with the prior period, and for the nine months ended September 30, 2024, the increase was mainly attributed to a decrease in direct care wages, taxes and benefit costs as a percentage of net service revenues.

The hospice segment’s general and administrative expenses primarily consist of administrative employee wages, taxes and benefit costs, rent, information technology and office expenses. General and administrative expenses, expressed as a percentage of net service revenues, were 24.6% and 24.9% for the three months ended September 30, 2024 and 2023, respectively, and 24.2% and 25.6% for the nine months ended September 30, 2024 and 2023, respectively. The decrease in general and administrative expenses as a percentage of net service revenues was primarily due to more efficient operations for administrative employees for the three and nine months ended September 30, 2024.

Home Health Segment

	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2024		2023		Change		2024		2023		Change
	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)						(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$17,045	100.0%	$15,718	100.0%	$1,327	8.4%	$52,000	100.0%	$39,659	100.0%	$12,341	31.1%
Cost of services revenues	10,841	63.6	10,028	63.8	813	8.1	33,186	63.8	24,646	62.1	8,540	34.6
Gross profit	6,204	36.4	5,690	36.2	514	9.0	18,814	36.2	15,013	37.9	3,801	25.3
General and administrative expenses	4,338	25.5	4,131	26.3	207	5.0	13,447	25.9	9,653	24.3	3,794	39.3
Segment operating income	$1,866	10.9%	$1,559	9.9%	$307	19.7%	$5,367	10.3%	$5,360	13.6%	$6.5	0.1%
Business Metrics (Actual Numbers)
Locations at period end							23		24
New admissions * (1)	4,437		4,265		172	4.0%	14,257		11,597		2,660	22.9%
Recertifications * (2)	3,353		2,672		681	25.5	9,798		5,816		3,982	68.5
Total volume * (3)	7,790		6,937		853	12.3	24,055		17,413		6,642	38.1
Visits * (4)	104,730		94,637		10,093	10.7%	322,713		240,758		81,955	34.0%
Organic growth
- Revenue * (5)	(1.7)%		(8.8)%				(5.4)%		(2.5)%
- Admissions * (5)	(5.7)%		(18.9)%				(0.3)%		(13.5)%

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

The home health segment generates net service revenues by providing home health services on a short-term, intermittent or episodic basis to individuals, generally to treat an illness or injury. Net service revenues from Medicare accounted for 70.6% and 72.1%, managed care organizations accounted for 24.7% and 21.9% and other accounted for 4.7% and 6.0% of total home health segment net service revenues for the three months ended September 30, 2024 and 2023, respectively. Net service revenues from Medicare accounted for 69.6% and 73.9%, managed care organizations accounted for 25.6% and 20.8% and other accounted for 4.8% and 5.3% of total home health segment net service revenues for the nine months ended September 30, 2024 and 2023, respectively. Home health services provided to Medicare beneficiaries are paid under the Medicare Home Health Prospective Payment System, which uses national, standardized 30-day period payment rates for periods of care. CMS uses the PDGM as the case-mix classification model to place periods of care into payment categories, classifying patients based on clinical characteristics. An outlier adjustment may be paid for periods of care in which costs exceed a specific threshold amount.

Home health net service revenues increased by $1.3 million and $12.3 million for the three and nine months ended September 30, 2024, respectively, compared to the three and nine months ended September 30, 2023. Total visits increased for the three months and nine months ended September 30, 2024, mainly attributed to the acquisition of Tennessee Quality Care on August 1, 2023.

Gross profit, expressed as a percentage of net service revenues, was 36.4% and 36.2% for the three months ended September 30, 2024 and 2023, respectively, and 36.2% and 37.9% for the nine months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024, the decrease was primarily due to an increase in direct care wages compared to net service revenues.

The home health segment’s general and administrative expenses primarily consist of administrative employee wages, taxes and benefit costs, rent, information technology and office expenses. General and administrative expenses, expressed as a percentage of net service revenues, were 25.5% and 26.3% for the three months ended September 30, 2024 and 2023, respectively, and 25.9% and 24.3% for the nine months ended September 30, 2024 and 2023, respectively. The increase in general and administrative expenses as a percentage of net service revenues was primarily due to increases in administrative employee wages, taxes and benefit costs for the nine months ended September 30, 2024.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand and cash from operations and borrowings under our credit facility. At September 30, 2024 and December 31, 2023, we had cash balances of $222.9 million and $64.8 million, respectively. At September 30, 2024, we had a $600.0 million revolving credit facility and a $125.0 million incremental loan facility, which may be for term loans or an increase to the revolving loan commitments. The maturity of this credit facility, as of September 30, 2024, was July 30, 2026. It was subsequently extended to July 30, 2028.

During the nine months ended September 30, 2024, we used $0.4 million in cash to fund the Upstate acquisition and repaid $126.4 million under our revolving credit facility. As of September 30, 2024, we had no revolving loans outstanding on our credit facility and after giving effect to the amount drawn on our credit facility, approximately $8.0 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA (as defined in the Credit Agreement), we had $511.5 million of capacity and $503.5 million available for borrowing under our credit facility. At December 31, 2023, we had a total of $126.4 million revolving credit loans, with an interest rate of 7.21%, outstanding on our credit facility.

Our credit facility requires us to maintain a total net leverage ratio not exceeding 3.75:1.00. At September 30, 2024, we were in compliance with our financial covenants under the Credit Agreement. Although we believe our liquidity position remains strong, we can provide no assurance that we will remain in compliance with the covenants in our Credit Agreement, and in the future, it may prove necessary to seek an amendment with the bank lending group under our credit facility. Additionally, there can be no assurance that we will be able to raise additional funds on terms acceptable to us, if at all.

See Note 9 to the Notes to Unaudited Condensed Consolidated Financial Statements, Long-Term Debt, and Note 14 to the Notes to Unaudited Condensed Consolidated Financial Statements, Subsequent Events, for additional details of our long-term debt.

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

Current Macroeconomic Conditions and COVID-19 Relief Funding

Economic conditions in the United States continue to be challenging in various respects. For example, the United States economy continues to experience inflationary pressures, elevated interest rates and challenging labor market conditions. Any resulting economic downturn would pose a risk to states’ revenues, which in turn could affect our reimbursements and collections received for services rendered. Depending on the severity and length of any potential economic downturn as well as the extent of any federal support, states could face significant fiscal challenges and revise their revenue forecasts and adjust their budgets, and sales tax collections and income tax withholdings could be depressed.

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

During the three and nine months ended September 30, 2024, the Company received additional state funding provided by the ARPA in an aggregate amount of $3.2 million and $15.4 million, respectively. Of the total state funding received by the Company pursuant to the ARPA through September 30, 2024, the Company utilized $2.6 million and $7.5 million during the three and nine months ended September 30, 2024, respectively, primarily for caregivers and adding support to recruiting and retention efforts, included as a reduction of cost of service revenues in the Company’s Unaudited Condensed Consolidated Statements of Income. As of September 30, 2024, the deferred portion of ARPA funding of $13.7 million is included within Government stimulus advances on the Company’s Unaudited Condensed Consolidated Balance Sheets.

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

Cash Flows

The following table summarizes changes in our cash flows:

	For the Nine Months Ended September 30,
	2024	2023
	(Amounts in Thousands)
Net cash provided by operating activities	$106,016	$82,198
Net cash used in investing activities	(124)	(113,934)
Net cash provided by financing activities	52,169	31,525

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Cash flows from operating activities represent the inflow of cash from our payors and the outflow of cash for payroll and payroll taxes, operating expenses, interest and taxes. Net cash provided by operating activities was $106.0 million for the nine months ended September 30, 2024, compared to net cash provided by operating activities of $82.2 million for the same period in 2023. The increase in cash provided by operations was primarily due to the timing of receipts on accounts receivable and the timing of government stimulus funds. The changes in accounts receivable were primarily related to the growth in revenue and a decrease in days sales outstanding (“DSO”) during the nine months ended September 30, 2024 compared to 2023, as described below. The related receivables due from the Illinois Department on Aging represented 21.7% and 20.5% of the Company’s net accounts receivable at September 30, 2024 and September 30, 2023, respectively, as discussed below.

Net cash used in investing activities for the nine months ended September 30, 2024 primarily consisted of $0.4 million of net cash used for the Upstate acquisition and $4.4 million for property and equipment purchases, which were primarily related to our ongoing investments in our technology infrastructure, offset by $4.6 million in proceeds received as a deposit on the sale of our New York business. Net cash used in investing activities for the nine months ended September 30, 2023 primarily consisted of $112.2 million of net cash used for the Tennessee Quality Care acquisition. For the nine months ended September 30, 2023, property and equipment purchases, primarily related to our ongoing investments in our technology infrastructure, were $1.7 million.

Net cash provided by financing activities for the nine months ended September 30, 2024 primarily related to a $126.4 million payment on the revolver portion of our credit facility, offset by $175.6 million in net proceeds received from the Public Offering, and also included cash received from the exercise of stock options of $3.0 million. Net cash provided by financing activities for the nine months ended September 30, 2023 primarily related to borrowings of $110.0 million on the revolver portion of our credit facility to fund, in part, the Tennessee Quality Care acquisition, partially offset by a $78.5 million payment on the revolver portion of our credit facility.

Outstanding Accounts Receivable

Gross accounts receivable as of September 30, 2024 and December 31, 2023 were approximately $100.0 million and $117.8 million, respectively. Outstanding accounts receivable, net of allowance for credit losses, decreased by $18.9 million as of September 30, 2024 as compared to December 31, 2023. Accounts receivable for the Illinois Department on Aging decreased approximately $8.0 million during the nine months ended September 30, 2024. Our collection procedures include review of account aging and direct contact with our payors. We have historically not used collection agencies. An uncollectible amount is written off to the allowance account after reasonable collection efforts have been exhausted.

We calculate our DSO by taking the trade accounts receivable outstanding, net of allowance for credit losses for doubtful accounts, divided by the net service revenues for the last quarter, multiplied by the number of days in that quarter. Our DSOs were 32 days and 39 days at September 30, 2024 and December 31, 2023, respectively. The DSOs for our largest payor, the Illinois Department on Aging, were 33 days and 50 days at September 30, 2024 and December 31, 2023, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2024, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

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

Recently Issued Accounting Pronouncements

Refer to Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. As of September 30, 2024, however, we had no outstanding borrowings on our credit facility. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the quarter ending September 30, 2024, each of the following directors and Section 16 officers adopted a Rule 10b5-1 Trading Arrangement (as defined in Item 408(a) of Regulation S-K) to sell common shares:

Name	Title	Adoption Date	Expiration Date (1)	Shares Vesting and Subject to Sell-To-Cover (2)	Other Shares Being Sold (Subject to Certain Conditions)
R. Dirk Allison	Chief Executive Officer and Chairman of the Board	August 26, 2024	August 26, 2025	n/a	87,500(3)

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

(3) Mr. Allison became CEO of the Company in early 2016 and, in connection with that appointment, received a grant of options with respect to 150,000 shares on January 21, 2016, of which 87,500 remain outstanding and unexercised. Those options have a ten-year term and are thus forfeited if not exercised by early 2026. Mr. Allison has established this plan in order to effectuate an orderly process for exercising and selling before the date of forfeiture.

Each trading arrangement noted above is intended to satisfy the affirmative defense in Rule 10b5-1(c). No other director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, as such terms are defined in Item 408(a) of Regulation S-K, during the quarter ending September 30, 2024.

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

ADDUS HOMECARE CORPORATION

Date: November 5, 2024	By:	/s/ R. DIRK ALLISON

R. Dirk Allison Chairman and Chief Executive Officer (As Principal Executive Officer)

Date: November 5, 2024	By:	/s/ BRIAN POFF

Brian Poff Chief Financial Officer (As Principal Financial Officer)