Form 10-K
period 2024-12-31
Addus HomeCare Corp
filed 2025-02-25
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-34504

ADDUS HOMECARE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-5340172
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6303 Cowboys Way, Suite 600 Frisco, TX	75034
(Address of principal executive offices)	(Zip Code)

469-535-8200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	ADUS	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the last sale price on The Nasdaq Stock Market LLC on June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $2,061,491,000.

As of February 18, 2025, there were 18,172,865 shares of common stock outstanding.

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

SPECIAL CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

When included in this Annual Report on Form 10-K, or in other documents that we file with the Securities and Exchange Commission (“SEC”) or in statements made by or on behalf of the Company, words like “believes,” “belief,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “would,” “should,” and similar expressions are intended to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to:

•
the impact of macroeconomic conditions, including inflation and interest rates, legislative and political developments, trade disruptions and the potential adverse effects of current conditions;
•
business disruptions due to inclement weather, natural disasters, acts of terrorism, pandemics, civil insurrection or social unrest;
•
changes in operational and reimbursement processes and payment structures at the state or federal levels;
•
changes in Medicaid, Medicare, other government program and managed care organizations’ policies and payment rates, and the timeliness of reimbursements received under government programs;
•
changes in, or our failure to comply with, existing federal and state laws or regulations, or our failure to comply with new government laws or regulations on a timely basis;
•
the impact of decisions of the U.S. Supreme Court regarding the actions of federal agencies;
•
changes in presidential administrations;
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
•
our ability to continue identifying, pursuing, consummating and integrating acquisition opportunities, including our ability to realize the anticipated benefits from the Gentiva Acquisition, and expanding into new geographic markets;
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

Unless otherwise provided, “Addus,” “we,” “us,” “our,” and the “Company” refer to Addus HomeCare Corporation and our consolidated subsidiaries and “Holdings” refers to Addus HomeCare Corporation. When we refer to 2024, 2023 and 2022, we mean the twelve-month period then ended December 31, unless otherwise provided.

A copy of this Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC, including all exhibits, is available on our internet website at http://www.addus.com on the “Investors” page link. Information contained on, or accessible through, our website is not a part of, and is not incorporated by reference into, this Annual Report on Form 10-K.

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

As of December 31, 2024, we provided services in 23 states through approximately 258 offices. For the year ended December 31, 2024, we served approximately 105,000 discrete consumers.

We continue to drive organic growth while also growing through acquisitions, focusing on growth in the states in which we have a presence while adding clinical care services to our offerings. As of December 31, 2024, we provide all three levels of care, personal care, home health and hospice services, in Ohio, Tennessee, Illinois and New Mexico and strategically continue to pursue other markets.

A summary of our financial results is provided in the table below.

	For the Years Ended December 31,
	2024	2023
	(Amounts in Thousands)
Personal care	$856,581	$794,718
Hospice	228,191	207,155
Home health	69,827	56,778
Total net service revenue by segment	$1,154,599	$1,058,651

Net income	$73,598	$62,516
Total assets	$1,412,634	$1,024,426

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

We believe our model provides significant value to managed care organizations. States predominantly deliver services to Medicaid enrollees through comprehensive managed care models, most of which are administered by managed care organizations. As a result, managed care organizations have assumed significant responsibility for the healthcare needs and the related healthcare costs of our consumers. Managed care organizations have an economic incentive to better manage the healthcare expenditures of their members, lower costs and improve outcomes. We believe that our model is well positioned to assist in meeting those goals while also improving consumer satisfaction, and, as a result, we expect increased referrals from managed care organizations.

Our Market and Opportunity

We provide home care services that primarily include personal care services to assist with activities of daily living, as well as hospice and home health services. These services allow the elderly and other infirm adults who require long-term care and assistance with activities of daily living to maintain their independence at home with their families. Personal care services are a significant component of home and community-based services (“HCBS”), which have grown in significance and demand in recent years. In particular, the demand for personal care services is growing from managed care delivery models, including Medicaid Long-Term Services and Supports programs and Medicare Advantage plans. Managed care plans aim to manage cost, utilization and quality through collaboration of health insurance plans and healthcare providers. We also offer personal care services to private pay consumers. We expect demand for HCBS to continue to grow due to the aging of the U.S. population and improved opportunities for individuals to receive home-based care as an alternative to institutional care.

Because our model serves an aging population in a home setting at a lower cost, we believe that we have favorable opportunities for growth. The personal care, hospice and home health service industries have developed in a fragmented manner, with many small participants and a few larger participants that have a significant market share across multiple regions or states. The historic lack of licensure or certification requirements in some states makes it difficult to estimate the number of home-based services agencies, although these requirements and other barriers to entry such as the operational requirements discussed in the next paragraph are increasing. We expect ongoing consolidation within our industry, driven by the desire of healthcare systems and managed care organizations to narrow their networks of service providers, and also by the industry’s increasingly complex regulatory, operating and technology requirements. We believe we are well-positioned to capitalize on these trends, given our reputation in the market, strong payor relationships and integration of technology into our business model.

The personal care services industry is subject to increasing regulation. Many states require providers to register with regulatory authorities or obtain licenses. At the federal level, efforts have focused on improved coordination of regulation across the various types of Medicaid programs through which personal care services are offered. For example, federal standards require states to mandate that providers use an electronic visit verification (“EVV”) system to collect certain data from Medicaid-funded home visits. States that do not comply face incremental reductions in federal Medicaid funding. States have flexibility in the model they use to implement the mandate, which means EVV systems, vendors and contracting processes can vary significantly by state. Providers must dedicate substantial resources toward continuing compliance with all applicable laws and regulations, and significant expenditures may be necessary to offer new services or to expand into new markets. We believe licensing and other operational requirements and regulations, the increasing focus on improving health outcomes, the rising cost and complexity of operations and technology and pressure on reimbursement rates may discourage new providers and may encourage industry consolidation.

Our consumers are predominantly “dual eligibles,” meaning they are eligible for both Medicare and Medicaid. Most dual-eligible individuals have full Medicaid benefits, covered either through Medicaid fee-for-service or Medicaid managed care, and most of these individuals have Medicare benefits separately covered under traditional Medicare or Medicare Advantage. The Medicare-Medicaid Coordination Office (“MMCO”) was established within the Centers for Medicare & Medicaid Services (“CMS”) to improve services for dual-eligible individuals and improve coordination between the federal government and states to enhance access to quality services to which they are entitled. The MMCO works with state Medicaid agencies, other federal and state agencies, physicians and others, to make available technical assistance and educational tools to improve care coordination between Medicare and Medicaid and to reduce costs and improve beneficiary experience while reducing administrative and regulatory barriers between the programs. In addition, the MMCO and the CMS Innovation Center are considering or have implemented demonstration projects affecting reimbursement for services provided to dual eligibles, and some members of Congress and the presidential administration have raised potential changes such as integrating Medicare and Medicaid coverage for dual eligibles in a single plan or program.

We believe that our personal care program and our technology make us well-suited to partner with managed care organizations to address the needs of the dual-eligible population, and we believe that our ability to identify changes in our consumers’ health and condition before acute intervention is required will lower the overall cost of care. We believe this approach to care delivery and the integration of our services into the broader healthcare continuum are particularly attractive to managed care organizations and others who are ultimately responsible for the healthcare needs of our consumers and over time will increase our business with these organizations.

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

Market to Managed Care Organizations

As a large-scale provider of home-based care, we market to and partner with managed care organizations, taking advantage of an industry shift from traditional fee-for-service Medicare and Medicaid toward managed care models that aim to better coordinate care, among other goals. We expect this shift to lead to narrower provider networks where we can be competitive by offering a larger, more experienced partner to these organizations, as well as by providing more sophisticated technology, electronic visit records and an outcomes-driven approach to service. We believe our coordinated care model and integration of services into the broader healthcare industry are particularly attractive to managed care organizations. In particular, our expansion from primarily personal care services into hospice and home health has increased our value to our managed care partners by diversifying our home-based care offerings.

Grow Through Acquisitions

In addition to our organic growth, we have been growing through acquisitions that have expanded our presence in current markets or facilitated our entry into new markets. We completed two acquisitions in 2024: the personal care business of Curo Health Services, LLC, a Delaware limited liability company that does business as Gentiva, consisting of certain equity interests and assets and liabilities, on December 2, 2024 (collectively, the “Gentiva Acquisition”), and Upstate Home Care Solutions (“Upstate”) on March 9, 2024. Acquisitions completed in 2024 accounted for $22.6 million in net service revenues for the year ended December 31, 2024. We completed two acquisitions in 2023: Coastal Nursecare of Florida, Inc. (“CareStaff”) on January 1, 2023 and American Home Care, LLC, a Tennessee limited liability company (“AHC”), and its subsidiaries, Homecare, LLC, a Tennessee limited liability company (“Homecare”), Tennessee Valley Home Care, LLC (d/b/a Tennessee Quality Care – Home Health), a Tennessee limited liability company (“TQC – Home Health”), and Tri-County Home Health and Hospice, LLC (d/b/a Tennessee Quality Care - Hospice), a Tennessee limited liability company (“TQC – Hospice”, and collectively with AHC, Homecare and TQC – Home Health, “Tennessee Quality Care”) on August 1, 2023. Acquisitions completed in 2023 accounted for $18.8 million in net service revenues for the year ended December 31, 2023.

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

Our Services

We operate three business segments: personal care, hospice and home health. Without our services, many of our consumers would be at increased risk of hospitalization or placement in a long-term care institution.

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

Our Payors

Our payor clients are principally federal, state and local governmental agencies and managed care organizations. The federal, state and local programs under which the agencies operate are subject to legislative, administrative and budgetary restrictions, changes and other risks that can influence reimbursement rates. Managed care organizations that effectively operate as an extension of government payors are subject to similar economic pressures. Our commercial insurance payor clients are typically for-profit companies and are continuously seeking opportunities to control costs.

Most of our services are provided pursuant to agreements with state and local governmental social and aging service agencies. These agreements generally have an initial term of one to two years and may be terminated with 60 days’ notice. They are typically renewed for one to five-year terms, provided that we have complied with licensing, certification and program standards, and other regulatory requirements. Reimbursement rates and methods vary by state and service type, but are typically based on an hourly or unit-of-service basis. Managed care organizations are a significant portion of our personal care segment payor mix as a result of states shifting from administering fee-for-service programs to utilizing managed care models. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” for our revenue mix by payor type.

Competition

We believe our industry is highly competitive, fragmented and market specific. Each local market has its own competitive profile, and no single competitor has significant market share across all of our markets. Other providers, entities and individuals in the communities we serve provide services similar to those we offer. Our competition consists of personal care service providers, home health providers, hospice providers, private caregivers, publicly held companies, privately held companies, privately held single-site agencies, hospital-based agencies, not-for-profit organizations, community-based organizations, managed care organizations and self-directed care programs. Some of our competitors and/or competitive care models may have greater financial, technical, political and marketing resources, as well as name recognition with consumers and payors. We have experienced, and expect to continue to experience, competition from new entrants into our markets. Increased competition may result in pricing pressures, loss of or failure to gain market share or loss of consumers or payors, any of which could harm our business.

Our strategies are designed to help our service lines remain competitive. Factors that impact our competitive position include the quality of care and services we provide, our ability to attract and retain caregivers and other personnel, our relationships with potential referral sources and our ability to retain and renew our contracts with payors and enter into new contracts on favorable terms. The trend toward increased consolidation among payors tends to increase payor bargaining power over fee structures. Trends toward clinical and pricing transparency may also impact our competitive position, ability to obtain and maintain favorable contract terms and consumer volumes. A number of states have adopted their own healthcare price transparency requirements. CMS websites make available to the public data submitted by home health agencies, hospices and other Medicare-certified providers in connection with Medicare reimbursement claims, including performance data on quality measures and patient satisfaction. In addition, federal and state regulations, including state certificate of need (“CON”) laws, which limit the expansion of healthcare facilities or services, may affect the competitive landscape.

Sales and Marketing

We focus on initiating and maintaining working relationships with state and local governmental agencies responsible for the oversight and provision of the services we offer. We target these agencies in our current markets and in geographical areas that we have identified as potential markets for expansion. We also seek to identify service needs or changes in the service delivery or reimbursement systems of governmental entities and attempt to work with and provide input to the responsible government personnel, provider associations and consumer advocacy groups.

We also focus on establishing new and maintaining existing referral relationships with various managed care organizations that contract with the states to service the Medicaid programs. We believe these relationships are necessary to generate continued referrals of new clients in markets we serve.

We receive substantially all of our personal care consumers through third-party referrals, including state departments and local government agencies on aging, social services, rehabilitation, mental health and children’s services, managed care organizations and the Veterans Health Administration. Generally, family members of potential consumers are made aware of available in-home services or alternative living arrangements through state or local case management systems, which may be operated by governmental or private agencies.

In addition, we provide ongoing education and outreach in our target communities in order to inform the community about state and locally-subsidized care options and to communicate our role in providing quality personal care services. We also utilize consumer-directed sales, marketing and advertising programs designed to attract consumers.

With respect to our hospice and home health patients, we receive substantially all of our referrals through other healthcare providers, such as hospitals, physicians, nursing homes and assisted living facilities. We have a team of community liaisons in our hospice and home health operations that educate and develop relationships with other healthcare providers and the community at large.

Payment for Services

Substantially all of the reimbursement we receive for services we provide comes from federal, state and local government programs, such as Medicare, Medicaid and other state programs, managed care organizations and the Veterans Health Administration. In addition, we are reimbursed by commercial insurance and private pay consumers. Depending on the type of service, coverage for services may be predicated on a case manager, physician or nurse determination that the care is necessary or on the development of a plan for care in the home.

Medicare

Medicare is a federal program that provides certain medical insurance benefits to persons aged 65 or older, some disabled persons, persons with end-stage renal disease and persons with amyotrophic lateral sclerosis. Each of our hospice and home care agencies must comply with the extensive conditions of participation in the Medicare program in order to continue receiving Medicare reimbursement.

In addition to the reimbursement adjustments and policies discussed below, the Budget Control Act of 2011 requires automatic spending reductions to reduce the federal deficit, resulting in a uniform percentage reduction across all Medicare programs of 2%. These cuts continue through the first eight months of federal fiscal year 2032.

Hospice

Medicare beneficiaries who have a terminal illness and a life expectancy of six months or less may elect to receive hospice benefits (i.e., palliative services for management of a terminal illness) in lieu of standard Medicare coverage for treatment. Hospice services are paid under the Medicare Hospice Prospective Payment System (“HPPS”), under which CMS sets a daily rate for each day a patient is enrolled in the hospice benefit. The daily rate depends on the level of care provided to a patient (routine home care, continuous home care, inpatient respite care, or general inpatient care). CMS requires hospice providers to submit quality reporting data each year and updates hospice payment rates annually using a market basket index. Hospices that do not satisfy quality reporting requirements are subject to a 4 percentage point reduction to the market basket percentage update. Additionally, hospice providers are subject to two specific payment limit caps under the Medicare program each federal fiscal year: the inpatient cap and the aggregate cap.

Home Health

CMS reimburses home health agencies under a prospective payment system, paying a national, standardized 30-day period payment rate if a period of care meets a threshold of home health visits. The daily home health payment rate is adjusted for case-mix and area wage levels. CMS uses the Patient-Driven Groupings Model (“PDGM”) as the case-mix classification model to place periods of care into payment categories, classifying patients based on clinical characteristics. An outlier adjustment may be paid for periods of care in which costs exceed a specific threshold amount. CMS updates home health payment rates annually using a market basket index. Home health agencies that do not submit required quality data are subject to a 2 percentage point reduction to the market basket update. Under the Home Health Value-Based Purchasing (“HHVBP”) Model, home health agencies receive increases or reductions to their Medicare fee-for-service payments of up to 5%, based on performance against specific quality measures relative to the performance of other home health providers. Data collected in each performance year impacts Medicare payments two years later.

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

Medicaid Programs

Medicaid is a state-administered program that provides certain social and medical services to qualifying low-income individuals and is jointly funded by the federal government and individual states. The federal government pays a percentage match for state Medicaid expenditures that varies by state and other factors, with no pre-set limit on federal spending. Reimbursement rates and methods vary by state and service type, but are typically based on an hourly or unit-of-service rate. Rates are subject to adjustment based on statutory and regulatory changes, administrative rulings, government funding limitations and interpretations of policy by individual state agencies. Within guidelines established by federal statutes and regulations, and subject to federal oversight, each state establishes its own eligibility standards, determines the type, amount, duration and scope of services, sets the rate of payment for services and administers its own program. States typically cover intermittent home health services for Medicaid beneficiaries, but cover continuous services for children and young adults with complicated medical conditions and home and community-based services for seniors and people with disabilities.

Payment models vary by state. Home health services are often reimbursed by state Medicaid programs on a fee-for-service basis. For hospice services, the state pays an amount for each day that a beneficiary is under the care of a hospice provider based on the type and intensity of services furnished. Many states are moving the administration of their Medicaid hospice and home healthcare programs to managed care organizations in order to effectively manage costs by making spending more predictable for states. Personal care services and other HCBS are largely reimbursed on a fee-for-service basis. In states that deliver HCBS through managed care, reimbursement can be set as a percentage of the Medicaid fee-for-service rates or otherwise tied to state fee-for-service schedules. Some states use supplemental payment arrangements to make additional payments to providers that are separate from base payments and not specifically tied to an individual’s care. For example, some supplemental payments are intended to address the difference between Medicaid fee-for-service payments and Medicare reimbursement rates, or payments under other state-specific programs. These supplemental reimbursement arrangements are generally authorized by CMS for a specified period of time and require CMS’ approval to be extended.

The federal government and many states are using or considering various strategies to reduce Medicaid expenditures. Outside of the government response to the COVID-19 pandemic, federal and state budgetary pressures have, in recent years, resulted, and likely will continue to result, in decreased spending or decreased spending growth for Medicaid programs. For example, many states have adopted, or are considering, legislation that may reduce coverage and/or enroll Medicaid recipients in managed care programs. Managed Medicaid programs enable states to contract with entities for patient enrollment, care management and claims adjudication, with states usually retaining program responsibilities for financing, eligibility criteria and core benefit plan design. Many states have implemented state-directed payment (“SDP”) arrangements to direct certain Medicaid managed care plan expenditures. These arrangements, which are subject to approval by CMS, allow states to implement delivery system and provider payment initiatives by requiring Medicaid managed care organizations to pay providers according to specific rates or methods. For example, SDP arrangements may require managed care plans to implement value-based purchasing models or performance improvement initiatives or may direct managed care plans to adopt specific payment parameters, such as minimum or maximum fee schedules for specific types of providers. Some states have converted supplemental payment programs to SDP arrangements, diverting previously available funding. SDP arrangements can be limited to a specific subset of providers, and providers that do not satisfy applicable criteria may be ineligible for payments. The use and nature of SDP arrangements are subject to policy changes. For example, CMS published a rule (the “Medicaid Managed Care Rule”) in May 2024 that addresses access, financing and quality within Medicaid managed care programs. The rule includes new and updated requirements for SDP arrangements designed for a more consistent and transparent approach for participating states. The rule removes regulatory barriers to help states use SDP arrangements to implement value-based purchasing payment arrangements and include non-network providers in SDP arrangements. Further, the rule requires states to ensure each provider receiving an SDP attest by January 1, 2028, that they do not participate in any arrangement that holds taxpayers harmless for the cost of a tax. The various elements of the rule take effect between issuance and early 2028.

In addition, some states use, or have applied to use, waivers granted by CMS to impose non-standard eligibility or enrollment restrictions, implement Medicaid expansion under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), or otherwise implement programs that vary from federal standards. For example, over three-quarters of Medicaid beneficiaries in Illinois are a part of the HealthChoice Illinois statewide managed care program, which is serviced by various managed care organizations and includes senior citizens, adults with disabilities who are not eligible for Medicare, and dual eligibles receiving certain long-term services and supports. In recent years, aspects of existing or proposed Medicaid programs have been subject to legal challenge, resulting in uncertainty. In addition, federal legislation and administrative policies that shape administration of the Medicaid programs at the state level are subject to change, including as a result of changes in the presidential administration and legal challenges. Changes to the federal funding formula for Medicaid could also have a significant impact on Medicaid programs and enrollment, particularly if federal contributions for Medicaid programs decrease and states are unable to offset the reductions.

Illinois Department on Aging

A significant amount of our net service revenues from our personal care segment are derived from one specific payor client, the Illinois Department on Aging, which accounted for 21.0% and 20.9% of our net service revenues for 2024 and 2023, respectively. The Illinois Department on Aging coordinates programs and community-based services intended to improve quality of life and preserve the independence of older individuals. The Illinois Department on Aging is funded by Medicaid, Illinois’ Commitment to Human Services Fund, and general revenue funds of the state of Illinois, and also receives funding available under the federal Older Americans Act (“OAA”). The Illinois Department on Aging’s Community Care Program (“CCP”) provides adult day services, emergency home response, automated medication dispenser services, and in-home services, which include personal care services, to individuals who are age 60 and over and meet other eligibility requirements. Some of these services are provided through a Medicaid waiver granted by CMS.

Consumers are identified by “care coordinators” contracted independently with local organizations affiliated with the Illinois Department on Aging. Once a consumer has been evaluated and determined to be eligible for a program, an assigned care coordinator refers the consumer to a list of authorized providers, from which the consumer selects the provider. We provide our services in accordance with a care plan developed by the care coordinator and under administrative directives from the Illinois Department on Aging. We are reimbursed on an hourly fee-for-service basis.

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

Value-Based Care Arrangements

CMS has indicated that promoting value-based, person-centered care is among its top priorities, and commercial payors are also increasingly using value-based care arrangements. Generally, value-based care aims to hold providers accountable for delivering efficient, effective care by tying provider reimbursement to patient outcomes or related measures. Value-based care arrangements vary in the method for determining payments and the level of risk assumed, among other factors. For example, Medicare reimbursement may be adjusted based on quality and efficiency measures and/or compliance with quality reporting requirements. In addition, CMS websites make available to the public data submitted by home health agencies, hospices, and other Medicare-certified providers in connection with Medicare reimbursement claims, including performance data on quality measures and patient satisfaction. CMS uses quality information to administer other value-based care models, such as the HHVBP Model, under which home health agencies receive increases or reductions to their Medicare fee-for-service payments based on their performance against specific quality measures, relative to the performance of other home health agencies. CMS also identifies hospices for the Hospice Special Focus Program based on quality information. Through this program, which the agency launched in late 2024 to increase accountability for quality of care, CMS monitors hospices identified as poor performers, providing additional health and safety oversight intended to enable improvement. The CMS website makes publicly available information about hospices selected for the program. Hospices that fail to complete the Hospice Special Focus Program by demonstrating compliance with program requirements may be subject to enforcement actions, including termination from the Medicare program.

By 2030, the CMS Innovation Center aims to have all fee-for-service Medicare beneficiaries and most Medicaid beneficiaries in a care relationship with accountability for quality and total cost of care. An accountable care organization (“ACO”), an example of a value-based care model, is a group of providers and suppliers that work together to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services. ACOs are intended to produce savings through improved quality and operational efficiency. ACOs that achieve quality performance standards established by HHS are eligible to share in a portion of the amounts saved by the Medicare program. Several private third-party payors are also increasingly employing alternative payment models, which may increasingly shift financial risk to providers or increase payments for quality improvement. We expect value-based purchasing programs, including models that condition reimbursement on patient outcome measures, to become more common with both governmental and non-governmental payors.

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

Human Capital Management

The following is a breakdown of our part- and full-time employees, including the employees in our corporate support center, as of December 31, 2024:

	Full-time	Part-time	Total
Caregivers and agency staff	5,548	43,517	49,065
Corporate support centers	617	21	638
	6,165	43,538	49,703

At Addus, our people are crucial to our mission. Our Addus CARES commitment to human capital excellence inspires a culture that attracts, retains, and engages our employees to serve our important mission, and it is fundamental to our corporate philosophy.

Workforce Composition:

Our workforce is a dynamic and diverse assembly of talent. At the core of our operations is a dedicated team of 5,548 full-time caregivers, clinical staff, and administrative employees. Complementing their efforts are 43,517 part-time caregivers and administrative employees. We offer flexibility in the form of adaptable work options, which may not be as readily available in other industries. In our most recent annual employee engagement survey, our workforce scored work-life balance at an 80% satisfaction rating.

We have over 600 administrative and professional employees at our two corporate support centers.

Approximately 17,283 or 34.8% of our total employees are represented by labor unions. We maintain strong working relationships with these labor unions. We have numerous collective bargaining agreements with local affiliates of the Service Employees International Union (“SEIU”), which are renegotiated from time to time.

People Development and Experience:

We believe in a strong workplace culture focused on people development. We have named this initiative “Addus CARES”, which represents our commitment to creating a culture that attracts, retains, and engages people to serve our important mission. We aspire to create a workplace that values and listens to its employees, provides ample opportunities for their skills development, and effectively recognizes their achievements. By leveraging our People Development and Experience Department, we aspire to create a workplace that values and listens to its employees, provides ample opportunities for their skills development, and effectively recognizes their achievements throughout the employee life cycle.

Addus prioritizes a robust listening strategy that offers regular feedback opportunities throughout an employee’s tenure. We leverage tools such as our annual engagement survey and a newly introduced innovative tool for conducting more effective one-on-one conversations between supervisors and employees, allowing for more open communication and the opportunity to better address our employees’ needs and concerns.

Our dedication to workforce experience is also reflected in the breadth of our training programs and our ongoing commitment to employee development, including our Ignite and Emerge employee development programs. Ignite equips new leaders with the necessary skills, tools, and resources to lead within our organizational culture and values. Emerge cultivates future leaders, strengthening our future with a diverse internal leadership pipeline for potential future promotions. Additionally, Addus deploys ongoing learning opportunities throughout the employee life cycle via the Addus Learning Academy and clinical learning management systems. The Addus Learning Academy allows employees to access online resources needed to build and enhance the important skills related to their respective roles at Addus and to provide beneficial soft-skills training for personal growth. Addus’ clinical learning management systems provide a catalog of continuing learning opportunities for patient-facing employees to improve their clinical skills and promote consistent, quality care.

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

Talent Acquisition

Talent acquisition is a strategic imperative of the company, and our Addus CARES culture is committed to attracting, retaining, and engaging talent. Our commitment to talent acquisition is evident in both our internal mobility efforts and our external recruitment. Internally, the company provides a tuition reimbursement program designed to encourage the continued educational pursuit of academic degrees that prepare employees for their next logical internal career progression, or that improve their ability to perform their current role. Clinical ladder initiatives focus on clinical certification advancement of existing employees. External recruitment has been bolstered by new investments in job search efforts, programmatic job advertising, and new recruitment technologies, most recently with the introduction of an artificial intelligence (“AI”) powered conversation and scheduling assistant designed to engage in real-time with potential job candidates. Recruitment strategies, including company-wide hiring events, local partnerships with colleges and nursing schools, sponsored clinical rotations, and student scholarships have better positioned the company to attract top talent.

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

Government Regulation

Overview

Our business is subject to extensive federal, state and local regulation. New laws and regulations, or changes to or new interpretations of existing laws and regulations, may have a material impact on the scope of services offered (including the definition of permissible activities), the relative cost of doing business, and the methods and amounts of payment for care by both governmental and other payors. In addition, differences among state laws may impede our ability to expand into certain markets. If we fail to comply with applicable laws and regulations, we could suffer administrative civil or criminal penalties, including substantial fines, the loss of our licenses to operate and the loss of our ability to participate in federal or state programs. In addition, the healthcare industry has experienced, and is expected to continue to experience, extensive and dynamic change. It is difficult to predict the effect of these changes on budgetary allocations for our services. See further discussion at “Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Liquidity and Capital Resources.”

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

Developments in Healthcare Policy

The healthcare industry is subject to changing political, regulatory, economic and other influences at the federal and state level, along with scientific and technological initiatives and innovations that may affect our business. Healthcare reform efforts at the federal and state levels have been aimed at reducing costs and government spending and increasing access to health insurance. For example, the ACA increased health insurance coverage through a combination of public program expansion, private sector health insurance requirements and other reforms. However, changes in the law’s implementation, subsequent legislation and regulations, state initiatives and other factors have affected or may affect the number of individuals that elect or are able to obtain public or private health insurance and the scope of such coverage, if purchased. Federal law, for instance, temporarily enhanced subsidies available for individuals to purchase coverage through ACA health exchange marketplaces by lowering premiums and raising income eligibility thresholds. The enhanced subsidies are available through 2025, but further extension is uncertain, and their expiration may increase the uninsured population. Other legislative and executive branch initiatives related to health insurance, such as permitting the sale of insurance plans that lack currently required consumer protections, could significantly affect insurance markets.

In May 2024, CMS finalized a rule intended to improve access to services and quality of care for Medicaid beneficiaries across fee-for-service and managed care delivery systems, but which could negatively impact our business and financial condition. The final rule includes significant provisions related to HCBS, including the “80/20” or “payment adequacy” requirement, which will require states to ensure that at least 80% of all Medicaid payments a provider receives for homemaker, home health aide, and personal care services, less certain excluded costs, under specified programs are spent on total compensation (including benefits) for direct care workers furnishing these services, rather than administrative overhead or profit, subject to limited exceptions. States are required to ensure compliance with the 80/20 requirement by mid-2030. The final rule also includes several other measures intended to promote transparency and enhance quality and access to services, including a variety of reporting requirements for states. However, due to legal challenges and administration changes, it is unclear whether the rule will be implemented as finalized.

The outcome of the 2024 federal elections, affecting both the executive and legislative branches, increases regulatory uncertainty and the potential for significant policy changes. President Trump has issued executive orders that impact or may impact the healthcare industry, including an order establishing a presidential advisory commission focused on restructuring and streamlining government agencies and reducing or eliminating regulations and federal government programs and other expenditures. Further, some members of Congress and the presidential administration have raised potential measures that may impact our operations, such as those intended to accelerate the shift from traditional Medicare to Medicare Advantage or eliminating some or all of the consumer protections established by the ACA.

The federal and state governments also continue to explore other payment and delivery system reform initiatives. For example, comprehensive managed care models, most of which are administered by managed care organizations, have in recent years become the dominant way in which states deliver services to Medicaid enrollees, as state governments seek to control the cost of Medicaid programs. Payment and delivery reform initiatives also include value-based purchasing models and related initiatives that incentivize reporting of and improvements in quality of care and cost-effectiveness. The CMS Innovation Center tests innovative payment and service delivery systems to reduce Medicare and Medicaid program expenditures while maintaining or enhancing quality. For example, the CMS Innovation Center has established pilot programs that bundle acute care hospital services with physician services and post-acute care services, which may include home health services for certain patients. In addition, the CMS Innovation Center collaborates with the Medicare-Medicaid Coordination Office to support care coordination models for dually eligible individuals that aim to integrate benefits and better align financing of the Medicare and Medicaid programs. Other congressional and administrative initiatives and proposals have also focused on the dual-eligible population, including proposals to enroll all dual-eligible individuals in a single plan or program that provides both Medicare and Medicaid benefits. Other industry participants, such as private payors and large employer groups and their affiliates, may introduce or encourage additional financial or delivery system reforms. For example, in recent years, private and/or public payer policies have encouraged or required enrollment in managed care programs, favored outpatient care over inpatient care, and resulted in provider consolidation.

There is uncertainty regarding the potential impact of further health-related public policy developments at the federal and state levels. Regulatory uncertainty has increased as a result of recent U.S. Supreme Court decisions that increase judicial scrutiny of agency authority, shift greater responsibility for statutory interpretation to courts and expand the timeline in which a plaintiff can sue regulators. Recent decisions of the U.S. Supreme Court are expected to have significant impacts on government agency regulation, particularly within the heavily regulated healthcare industry, in part through an increase in legal challenges to healthcare regulations and agency guidance and decisions. Federal agencies oversee, regulate and otherwise affect many aspects of our business, including through Medicare and Medicaid payment and coverage policies, policies affecting size of the uninsured population, administration of state Medicaid programs, and enforcement and interpretation of fraud and abuse laws. The recent Supreme Court decisions may also result in inconsistent judicial interpretations and delays in and other impacts to the agency rulemaking and legislative processes.

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

Some states also require a provider to obtain a CON or permit of approval before establishing, constructing, acquiring or expanding certain health services, operations or facilities or making certain capital expenditures. These requirements are intended to avoid unnecessary duplication of services. In order to obtain a CON, a state health planning agency must determine that a need exists for the project.

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
•
State anti-kickback and self-referral provisions, false claims laws, insurance fraud laws, and fee-splitting laws. The scope and interpretation of these state laws vary, and in some cases apply to items or services reimbursed by any payor, including patients and commercial insurers. For instance, the Illinois Insurance Claims Fraud Prevention Act penalizes the knowing offer or payment of remuneration to induce a person to procure clients or patients under a contract of insurance, including commercial insurance plans.

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

From time to time, various federal and state agencies, such as HHS, issue guidance that identifies practices and provider types that may be subject to heightened scrutiny, as well as practices that may violate fraud and abuse laws. We believe, but cannot assure you, that our operations comply with the principles expressed by these agencies.

HIPAA and Other Privacy and Security, Data Exchange and AI Requirements

The Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”) and its implementing regulations require the use of uniform electronic data transmission standards and code sets for certain healthcare claims and reimbursement payment transactions submitted or received electronically. HIPAA extensively regulates the use, disclosure, confidentiality, availability and integrity of individually identifiable health information, known as “protected health information,” and provides for a number of individual rights with respect to such information. As a “covered entity” subject to HIPAA, we are required to maintain privacy and security policies, train workforce members, maintain physical, administrative, and technical safeguards, enter into confidentiality agreements with vendors that handle protected health information (“business associates”), and permit individuals to access and amend their protected health information. In addition, we must report any breaches of unsecured protected health information to affected individuals, to HHS and, in situations involving large breaches, to the media. HIPAA violations may result in criminal penalties and significant civil penalties.

Other federal and state laws and regulations that apply to the collection, use, retention, protection, security, disclosure, transfer and other processing of personal data may impose additional or inconsistent obligations and/or result in additional penalties. For example, various state laws and regulations require us to notify affected individuals in the event of a data breach involving individually identifiable information. Several states have passed comprehensive privacy legislation, and several privacy bills have been proposed both at the federal and state levels that may result in additional legal requirements that impact our business. The potential effects of these laws are far-reaching and may require us to incur substantial expenses, including costs associated with modifying our data processing practices and policies.

Healthcare providers and industry participants are also subject to a growing number of requirements intended to promote the interoperability and exchange of patient health information, including prohibitions on information blocking. For example, certain healthcare providers and other entities are subject to information blocking restrictions pursuant to the 21st Century Cures Act that prohibit practices that are likely to interfere with the access, exchange or use of electronic health information, except as required by law or specified by HHS as a reasonable and necessary activity. Violations may result in penalties or other disincentives. In July 2024, HHS finalized a rule establishing disincentives for information blocking by hospitals, clinicians eligible for the Merit-based Incentive Payment System (“MSSP”) and ACOs, ACO participants, and ACO providers or suppliers under the MSSP.

We use AI in connection with recruitment and are considering other uses. The regulatory framework for AI is rapidly evolving as many federal and state legislatures and agencies have adopted, introduced or are currently considering additional laws and regulations that impact the use of AI, particularly in the employment and health care space. Additionally, existing laws and regulations may be interpreted in ways that could impact our use of AI. The cost to comply with such laws and regulations could be significant and would increase our operating expenses.

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

In addition, we could be affected by climate change to the extent that climate change results in severe weather conditions or other disruptions impacting the communities in which we conduct operations or adversely impacts general economic conditions, including in communities in which we conduct operations. Moreover, legal requirements regulating greenhouse gas emissions or otherwise associated with the transition to a lower carbon economy may increase in the future, which could increase our costs associated with compliance and otherwise disrupt and adversely affect our operations. At the current time, our compliance with environmental legal requirements, including legal requirements relating to climate change, do not have a material effect on our capital expenditures, financial results or operations, and we did not incur material capital expenditures for environmental matters during the year ended December 31, 2024. However, it is possible that future environmental-related developments may impact us, including as a result of climate change and/or new legal requirements associated with the transition to a lower carbon economy, in a manner that we are currently unable to predict.

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

Our business plan calls for significant growth over the next several years through the expansion of our services in existing markets and the potential establishment of a presence in new markets. This growth has placed and continues to place significant demands on our management team, systems, internal controls and financial and professional resources. Meeting our growth plans requires us to continue to develop our financial control and reporting system and could require us to incur expenses for hiring additional qualified personnel, retaining professionals to assist in developing the appropriate control systems and expanding our information technology infrastructure. Our inability to effectively manage growth could have a material adverse effect on our financial results.

Completed or future acquisitions, or growth initiatives, may be unsuccessful and could expose us to unforeseen liabilities.

Our growth strategy includes potential geographical expansion into new markets and the addition of new services in existing markets through the acquisition of local service providers. These acquisitions involve significant risks and uncertainties, including difficulties assimilating acquired personnel and other corporate cultures into our business, the potential loss of key employees or consumers of acquired providers, regulatory risks, the assumption of liabilities, exposure to unforeseen liabilities of acquired providers and the diversion of the management team’s attention. In addition, our due diligence review of acquired businesses may not successfully identify all potential issues. Further, following completion of an acquisition, we may not be able to maintain the growth rate, levels of revenue, earnings or operating efficiency that we and the acquired business have achieved or might achieve separately. The failure to effectively integrate future acquisitions could have a material adverse impact on our operations.

We have grown our business opportunistically through de novo offices and we may in the future selectively open new offices in existing and new states. De novo offices involve risks, including those relating to licensing, accreditation, payor program enrollment, hiring new personnel, establishing relationships with referral sources and delays or difficulty in installing our operating and information systems. We may not be successful in generating sufficient business activity to sustain the operating costs of such de novo operations.

We may be unable to pursue acquisitions or expand into new geographic regions without obtaining additional capital or consent from our lenders.

At December 31, 2024 and 2023, we had cash balances of $98.9 million and $64.8 million, respectively, and $223.0 million and $126.4 million, respectively, of outstanding debt on our credit facility. After giving effect to the amount drawn on our credit facility, approximately $8.0 million of outstanding letters of credit at each of December 31, 2024 and 2023, and borrowing limits based on an advanced multiple of Adjusted EBITDA (as defined in the Credit Agreement), we had $346.6 million and $335.6 million available for borrowing under our credit facility as of December 31, 2024 and 2023, respectively. Since our credit facility provides for borrowings based on a multiple of an Adjusted EBITDA ratio, any declines in our Adjusted EBITDA would result in a decrease in our available borrowings under our credit facility.

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

Economic conditions in the United States continue to be challenging in certain respects, including as a result of inflationary pressures, elevated interest rates, challenging labor market conditions and potential adverse effects associated with current geopolitical conditions. Taking into account these factors, we have incurred, and may continue to incur, increased competition for new caregivers and skilled healthcare staff, which will continue to impact our ability to attract and retain new employees. Further, the inflationary conditions have resulted in, and may continue to result in, increased operating costs, particularly as the result of increased wages we have paid and may continue to pay our caregivers and other personnel and our ability to attract and retain personnel. We might not be able to realize rate increases from government programs and private payors, which represent most of our revenue, and any rate increases obtained may not be sufficient to offset increases to operating expenses. Higher interest rates also raise our financing costs. These factors had an unfavorable impact on our financial results during the year ended December 31, 2024, and may have an unfavorable impact on our financial results in future periods which could be material. If economic conditions in the United States significantly deteriorate, any such developments could materially and adversely affect our results of operations, financial position, and/or our cash flows. Negative macroeconomic conditions could also disrupt financial markets and capital markets and the businesses of financial institutions, potentially causing a slowdown in the decision-making of these institutions. This may affect the timing on which we may obtain any additional funding and there can be no assurance that we will be able to raise additional funds on terms acceptable to us, if at all.

Moreover, there is ongoing uncertainty regarding the federal budget and federal spending levels, and we anticipate that the federal deficit, the magnitude of Medicare and Medicaid expenditures and the aging of and health status trends within the U.S. population will continue to place pressure on government healthcare programs. It is difficult to predict whether, when, or what additional deficit reduction initiatives may be proposed by Congress, but it is possible that future deficit reduction legislation will mandate additional Medicare and/or Medicaid spending reductions. There is uncertainty regarding the impact of any failure to increase the “debt ceiling,” and any U.S. government default on its debt could have broad macroeconomic effects. Further, any shutdown of the federal government, failure to enact annual appropriations, hold on congressionally authorized spending or interruptions in the distribution of governmental funds could adversely affect our financial results. States may also face significant fiscal challenges and revise their revenue forecasts and adjust their budgets, and sales tax collections and income tax receipts could be depressed, which may place further pressure on government healthcare program spending, among other effects.

Timing differences in reimbursement may cause liquidity problems.

We fund operations primarily through the collection of accounts receivable, but there is a delay between the time that we provide services and the time that we receive reimbursement or payment for these services. These delays may result from such factors as changes by payors to data submission requirements, requests by fiscal intermediaries for additional data or documentation, other Medicare or Medicaid issues, or information system problems. Further, state budgets could be impacted to the extent economic conditions in the United States are challenging in 2025. To address fiscal challenges, various states may in the future delay reimbursement, which would adversely affect our liquidity. In addition, from time to time, procedural issues require us to resubmit claims before payment is remitted, which contributes to our aged receivables. Additionally, we may experience unanticipated delays in receiving reimbursement from state programs due to changes in their policies or billing or audit procedures. Delays in receiving reimbursement or payments from Medicare, Medicaid and other payors, including as a result of delays or issues implementing reimbursement-related rules, such as periodic payment updates for government programs, may adversely impact our working capital. As a result, working capital management, including prompt and diligent billing and collection, is an important factor in our results of operations and liquidity. Our working capital management procedures may not successfully negate this risk.

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

Our revenues are particularly sensitive to regulatory and economic changes in states in which we generate a significant portion of our revenues including Illinois and New Mexico. We expect to derive a significant portion of our revenues from Texas going forward as a result of the Gentiva Acquisition. Accordingly, any change in the current demographic, economic, competitive or regulatory conditions in these states could have an adverse effect on our business, financial condition or results of operations. Changes to the Medicaid programs in these states, each of which has implemented Medicaid expansion under the ACA, could also have a disproportionately adverse effect on our business, financial condition, results of operations or cash flows. For example, if federal funding for the expansion population is reduced, trigger laws in Illinois and New Mexico would end Medicaid expansion in those states or require other changes, and states without such trigger laws may be unable to offset federal regulations and/or be required to make cuts to their Medicaid programs.

Future efforts to reduce the costs of the Illinois Department on Aging programs could adversely affect our service revenues and profitability.

For the years ended December 31, 2024 and 2023, we derived approximately 21.0% and 20.9%, respectively, of our revenue from the Illinois Department on Aging programs. State government officials have in the past attempted, and in the future may attempt, to reduce government spending by proposing changes aimed at reducing expenditures by this department. The nature and extent of any proposed future cost reduction initiatives is difficult to predict. If future reforms impact the eligibility of consumers for services, the number of hours authorized or otherwise restrict services provided to existing consumers, our service revenues, results of operations, financial position and growth may be adversely affected.

Failure to renew a significant payor agreement or group of related payor agreements may materially impact our revenue.

Each of our agreements is generally in effect for a specific term, but they are also generally terminable with 60 days’ notice. Our ability to renew or retain our agreements depends on our quality of service and reputation, as well as other factors over which we have little or no control, such as state appropriations and changes in provider eligibility requirements. Additionally, failure to satisfy any of the numerous technical renewal requirements in connection with the proposals we submit for agreements could result in a proposal being rejected even if it contains favorable pricing terms. Failure to obtain, renew or retain agreements with major payors may negatively impact our results of operations and revenue. We can give no assurance these agreements will be renewed on commercially reasonable terms or at all.

Negative publicity or changes in public perception of our services may decrease consumer volumes and adversely affect our ability to receive referrals, obtain new agreements and renew existing agreements, any of which could adversely affect our business.

Our success in receiving referrals, obtaining new agreements and renewing our existing agreements depends upon maintaining our reputation as a quality service provider among governmental authorities, physicians, hospitals, discharge planning departments, case managers, nursing homes, rehabilitation centers, advocacy groups, consumers and their families, other referral sources and the public. The HCBS Quality Measure Set, published by CMS, is intended to promote more common and consistent use of nationally standardized quality measures within and across state HCBS programs. Use of these HCBS measures by states, managed care organizations and other entities involved in HCBS is voluntary. In addition, the CMS websites make publicly available certain data on home health agency and hospice performance on quality measures and patient satisfaction. Medicare reimbursement for these provider types is tied to reporting of quality measures.

While we believe that the services that we provide are of high quality, if our quality measures, some of which are published online by CMS, are deemed to be unsatisfactory or not of the highest value in relation to those of our competitors, our reputation could be negatively affected. Negative publicity, changes in public perceptions of our services or government investigations of our operations could damage our reputation, hinder our ability to receive referrals, retain agreements or obtain new agreements and discourage consumers from using our services. Increased government scrutiny may also contribute to an increase in compliance costs. Any of these events could reduce consumer volumes and have a negative effect on our business, financial condition and operating results.

Our business may be harmed by labor relations matters.

We are subject to a risk of work stoppages and other labor relations matters because our hourly workforce is highly unionized. As of December 31, 2024, 34.8% of our workforce was represented by labor unions. We have numerous agreements with local SEIU affiliates which are renegotiated from time to time. These negotiations are often initiated when we receive increases in our hourly rates from various state agencies. Upon expiration of these collective bargaining agreements, we may not be able to negotiate labor agreements on satisfactory terms with these labor unions. A strike, work stoppage or other slowdown could result in a disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business. Moreover, potential changes to federal labor laws and regulations, could increase the likelihood of employee unionization activity and the ability of employees to unionize. Labor costs are the most significant component of our total expenditures and, therefore, an increase in the cost of labor could significantly harm our business.

If we were required to write down all or part of our goodwill and/or our intangible assets, our net earnings and net worth could be materially adversely affected.

Goodwill and intangible assets with finite lives represent a significant portion of our assets. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. For example, if our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill has been impaired. If as part of our annual review of goodwill and intangibles, we were required to write down all or a significant part of our goodwill and/or intangible assets, our net earnings and net worth could be materially adversely affected, which could affect our flexibility to obtain additional financing. In addition, if our assumptions used in preparing our valuations for purposes of impairment testing differ materially from actual future results, we may record impairment charges in the future and our financial results may be materially adversely affected. We had $970.6 million and $663.0 million of goodwill and $109.6 million and $92.0 million of intangible assets recorded on our Consolidated Balance Sheets at December 31, 2024 and 2023, respectively.

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

Overall payments made by Medicare to each hospice provider number (generally corresponding to each of our hospice agencies) are subject to an inpatient cap and an aggregate cap, which CMS sets each federal fiscal year. The inpatient cap limits the number of days of inpatient care for which Medicare will pay to no more than 20% of total patient care days. The aggregate cap limits the amount of Medicare reimbursement a hospice may receive each year, based on the number of Medicare patients served. If a hospice’s Medicare payments exceed its inpatient or aggregate caps, it must repay to Medicare the excess amount. If payments received under any of our hospice provider numbers exceed these caps, we may be required to reimburse Medicare such excess amounts, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

Reductions in reimbursement and other changes to Medicare, Medicaid, and other federal, state and local medical and social programs could adversely affect our consumer caseload, units of service, revenues, gross profit and profitability.

A significant portion of our caseload and revenues are derived from government healthcare programs, primarily Medicare and Medicaid. For the year ended December 31, 2024, we derived approximately 61.8% of our net service revenues from state and local governmental agencies, primarily through Medicaid state programs and 22.2% from Medicare. However, changes in government healthcare programs may decrease the reimbursement we receive or limit access to, or utilization of, our services. As federal healthcare expenditures continue to increase and as many state governments navigate budgetary pressures, federal and state governments have made, and may continue to make, significant changes to the Medicare and Medicaid programs and reimbursement received for services rendered to beneficiaries of such programs. For example, the Budget Control Act of 2011 (“BCA”) requires automatic spending reductions to reduce the federal deficit, resulting in a uniform reduction across all Medicare programs of 2% per fiscal year that extends through the first eight months of 2032. It is difficult to predict whether, when, or what other deficit reduction initiatives may be proposed by Congress, but future legislation may include additional Medicare spending reductions.

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

Changes that have occurred or that may occur at the federal or state level to contain costs include, for example:

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

Further, legislation and administrative actions at the federal level may impact the funding for, or structure of, the Medicaid program, and may shape the administration of the Medicaid program at the state level, including by affecting provider reimbursement rates and eligibility and coverage policies. For example, some members of Congress and the presidential administration have raised, and Congress may in the future adopt, proposals intended to reduce Medicaid expenditures such as restructuring the Medicaid program to give states a “block grant” or fixed amount of overall funding for their respective Medicaid programs or to impose spending caps such as per Medicaid beneficiary limits on federal contributions. Reductions in federal funding or changes to the federal funding formula for Medicaid could have a significant impact, particularly in states that expanded Medicaid under the ACA and especially if federal contributions for Medicaid expansion populations decrease and states are unable to offset the reductions. Further, some states have trigger laws that would end their Medicaid expansion or require other changes if federal funding for the expansion populations is reduced.

In 2024, we derived approximately 43.7% of our net service revenues from services provided in Illinois and 15.3% of our net service revenues in New Mexico. We expect to derive a significant portion of our revenues from Texas going forward as a result of the Gentiva Acquisition. Because a substantial portion of our business is concentrated in these states, any significant reduction in state expenditures that pay for our services or other significant changes in these states may have a disproportionately negative impact on our future operating results. We cannot predict whether states material to our operating results will experience changes or other challenges that negatively impact our ability to be reimbursed for our services in a timely manner.

Changes in the volume of uninsured patients could adversely affect our cash flows and results of operations. In recent years, federal and state legislatures have considered or passed various proposals impacting the size of the uninsured population. For example, federal legislation temporarily enhanced subsidies available for purchasing coverage through the federal and state-based health insurance marketplaces by lowering premiums and raising income eligibility thresholds. These subsidies were extended through 2025, but further extension is uncertain, and their expiration would adversely impact enrollment through these health insurance marketplaces and may increase the uninsured rate. In addition, the number of individuals enrolled in Medicaid declined in 2024 in comparison to 2023. This decline reversed a trend of increased enrollment that occurred as a result of COVID-19 relief legislation that authorized a temporary increase in federal funds for certain Medicaid expenditures in states that maintained continuous Medicaid enrollment, among other requirements. The end of the continuous enrollment condition in 2023, including the resumption of redeterminations for Medicaid enrollees, resulted in significant coverage disruptions and dis-enrollments of enrollees. While we believe the population targeted by our business model was less affected than other Medicaid enrollees, we experienced some negative impact from redeterminations in 2024. We believe states in which we operate have substantially completed redeterminations associated with the unwinding of the continuous coverage requirement and do not anticipate any additional material impact to our business from the unwinding process.

Congress, CMS and state authorities may implement changes to reimbursement for or coverage of items and services that affect our business and operations. For example, CMS periodically revises the reimbursement systems used to reimburse healthcare providers, including through changes to the home health and hospice reimbursement systems, which may result in reduced Medicare and/or Medicaid payments. In addition, delays or issues implementing reimbursement-related rules, including periodic payment updates for government programs, and interruptions in the distribution of governmental funds, could have an adverse impact on our business. The shift toward value-based care continues, including through the implementation of alternative payment models and various demonstration projects. Some states have obtained CMS approval to test new or existing approaches to payment and delivery of Medicaid benefits. Payment policies for different types of providers and for various items and services continue to evolve, and future health reform efforts could impact both federal and state programs.

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

Federal and state laws and regulations may adversely impact our ability to acquire or open new start-up agencies, and the change of ownership processes for Medicare, Medicaid and other payors can be complex. For example, a Medicare regulation known as the “36 Month Rule” restricts the assumption by a new majority owner of a Medicare-certified home health agency or hospice provider’s Medicare provider agreement and billing privileges. The 36 Month Rule applies if the acquired home health agency or hospice either enrolled in Medicare or underwent a change in majority ownership fewer than 36 months prior to the acquisition, subject to certain exceptions. Instead, the buyer must enroll as a new provider with Medicare. The 36 Month Rule can increase competition for acquisition targets that are not subject to the rule and may cause significant Medicare billing delays for the purchases of home health agencies and hospices that are subject to the rule. Home health agencies and hospices undergoing changes of ownership are considered a “high-risk” provider type, subjecting provider enrollment applications to increased scrutiny, which may result in delays in processing. Further, in the past, CMS has limited enrollment of new home health agencies. If another moratorium is imposed on enrollment of new providers in a geographic area we desire to service, our ability to expand operations may be impacted.

Our ability to expand operations in a state will also depend, where required, on our ability to obtain a state license to operate and, in some cases, CON approval. States may limit the number of new licenses they issue or restrict changes of ownership of existing licensed entities. For example, California law prohibits the California Department of Public Health from approving a change of ownership of a hospice agency license within five years of its initial issuance. In addition, some states require healthcare entities to make disclosures to or receive approval from state attorneys general or other designated entities in advance of sales or other transactions. The failure to obtain any required CON or license or other required approvals or make required disclosure could impair our ability to operate or expand our business. The increasingly challenging regulatory environment may negatively impact our ability to acquire healthcare businesses if they are found to have material unresolved compliance issues. Resolving any such issues and completing applicable review or approval processes could significantly delay or prevent us from acquiring other businesses and increase our acquisition costs.

The implementation of alternative payment models and the transition of Medicaid and Medicare beneficiaries to managed care organizations may limit our market share and could adversely affect our revenues.

Many government and commercial payors are transitioning providers to alternative payment models that are designed to promote cost-efficiency, quality and coordination of care. For example, ACOs incentivize hospitals, physician groups, and other providers to organize and coordinate patient care while reducing unnecessary costs. Some states have implemented, or plan to implement, accountable care models for their Medicaid populations. If we are not included in these programs, or if ACOs establish programs that overlap with our services, we are at risk for losing market share and for a loss of our current business. Further, if we fail to effectively provide or coordinate the efficient delivery of quality services, our reputation may be negatively impacted, we may receive reduced reimbursement amounts and we may owe repayments to payors, which could cause our revenues to decline.

We may be similarly impacted by increased enrollment of Medicare and Medicaid beneficiaries in managed care plans, which is part of the general shift away from traditional fee-for-service models. Under the managed Medicare program, known as Medicare Advantage, the federal government contracts with private health insurers to provide Medicare benefits. Insurers may choose to offer supplemental benefits, including in-home support services, and impose higher plan costs on beneficiaries. Approximately half of Medicare beneficiaries are enrolled in a Medicare Advantage plan, a figure that continues to grow. If more of our services are offered under Medicare Advantage plans in the future, we could experience reduced reimbursement, limited utilization, and increased competition for managed care contracts.

States predominantly deliver services to Medicaid enrollees through managed Medicaid plans as a strategy to control costs and manage resources. We may experience increased competition for managed care contracts due to state regulation and limitations. We cannot assure you that we will be successful in our efforts to be included in plan networks, that we will be able to secure favorable contracts with all or some of the managed care organizations, that our reimbursement under these programs will remain at current levels, that the authorizations for services will remain at current levels or that our profitability will remain at levels consistent with past performance. In addition, operational processes may not be well defined as a state transitions beneficiaries to managed care. For example, membership, new referrals and the related authorization for services to be provided may be delayed, which may result in delays in service delivery to consumers or in payment for services rendered. Difficulties with operational processes may negatively affect our revenue growth rates, cash flow and profitability for services provided. Other alternative payment models may be presented by the government and commercial payors that subject our Company to financial risk. It is difficult to predict the nature and success of any such models. We cannot predict at this time what effect alternative payment models may have on our Company.

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

In many states, there are limited barriers to entry in providing personal care services. However, some states require entities to obtain a license before providing home care services. Licensure is generally required of agencies providing home health and hospice services, though requirements vary by state. Some states also require a provider to obtain a CON or other type of approval before establishing, purchasing, or expanding certain health services, operations or facilities. CON restrictions may reduce the level of competition in a given industry or in a particular geographic region. Changes in licensure and CON requirements and recognition of new provider types or payment models could remove or reduce barriers to entry. In addition, economic changes such as increases in minimum wage and changes in Department of Labor rules can also impact the ease of entry into a market. These factors may affect competition in the states in which we operate.

Often our contracts with payors are not exclusive. Local competitors may develop strategic relationships with referral sources and payors. Further, consolidation within the payor industry, vertical integration efforts involving payors and healthcare providers, and cost-reduction strategies by payors continue to increase. In addition, existing competitors may offer new or enhanced services that we do not provide or be viewed by consumers as a more desirable local alternative. These and other factors could impact our ability to contract with payors on favorable terms, result in pricing pressures, loss of or failure to gain market share or loss of consumers or payors, or otherwise affect our competitive position. Further, the introduction of new and enhanced service offerings, in combination with the development of strategic relationships by our competitors, could cause a decline in revenue, a loss of market acceptance of our services and a negative impact on our results of operations.

Trends toward clinical and price transparency and value-based purchasing may have an impact on our competitive position, ability to obtain and maintain favorable contract terms, and consumer volumes. For example, health insurers must provide online price comparison tools to help individuals get personalized cost estimates for covered items and services. HHS also requires health insurers to publish online the charges negotiated with providers for healthcare services. In addition, CMS websites make publicly available certain data on home health agency and hospice performance on quality measures and patient satisfaction. It is unclear how price transparency requirements, value-based purchasing and similar initiatives will affect consumer behavior, our relationships with payors, or our ability to set and negotiate prices.

We expect these competitive trends to continue. If we are unable to compete effectively, consumers may seek services from other providers, which could have a negative impact on our business and results of operations.

If we fail to comply with the extensive laws and regulations governing our business, we could be subject to penalties or be required to make changes to our operations, which could negatively impact our business and profitability.

Our industry is extensively regulated at the federal and state government levels. The laws and regulations governing our operations, along with the terms of participation in various government programs, affect the way in which we do business, the services we offer, and our interactions with providers and consumers. These legal and regulatory requirements relate to, among other matters:

•
facility and personnel licensure, and certification and enrollment with government programs;
•
eligibility for services;
•
appropriateness and necessity of services provided;
•
adequacy and quality of services;
•
qualifications, training and supervision of personnel;
•
confidentiality, maintenance, interoperability, exchange and security of medical records and other health-related and personal information, including information blocking, data breach, ransomware, identify theft and online tracking of personal information;
•
the provision of services via telehealth, including technological standards and coverage restrictions or other limitations on reimbursement;
•
the development and use of AI and other predictive algorithms, including those used in clinical decision support tools;
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

These laws include, but are not limited to, the federal Anti-Kickback Statute, the federal Stark Law, the federal FCA, the federal Civil Monetary Penalties Law, other federal and state fraud and abuse, insurance fraud, and fee-splitting laws, which may extend to services reimbursable by any payor, including private insurers, the No Surprises Act, and federal and state laws governing the security and privacy of health information.

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

If we fail to comply with applicable laws and regulations, which are subject to change, we could be subject to civil sanctions and criminal penalties, including substantial monetary penalties, exclusion from participation in Medicare, Medicaid and other federal and state healthcare programs, the suspension or revocation of licenses, we could face nonpayment or encounter delays in our ability to bill and collect for services provided, and we could be subject to civil lawsuits, any of which could adversely affect our business, results of operations, or financial results. Actions taken against one of our entities may subject our other entities to adverse consequences. While we endeavor to comply with applicable laws and regulations and government program requirements, we cannot ensure you that our practices are fully compliant or that courts or regulatory agencies will not interpret those laws and regulations in ways that will adversely affect our practices. Further, the laws and regulations and program requirements governing our business are subject to change, interpretations may evolve and enforcement focus may shift. These changes could subject us to allegations of impropriety or illegality, require restructuring of relationships with referral sources and recipients or otherwise require changes to our operations. Changes could also reduce authorizations for services to be provided or result in reductions in consumer eligibility for our services, which could decrease our revenues and operating performance. The costs of compliance with, and the other burdens imposed by, applicable laws and regulations and program requirements may be substantial and could increase our operational costs, pose challenges for our management team, result in interruptions or delays in the availability of systems and/or result in a patient volume decline, any of which could adversely affect our business.

Federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts throughout the healthcare industry. We may face audits or investigations by government agencies or third parties, including under certain of our contractual relationships. An adverse outcome under any such audit or investigation, a determination that we have violated applicable laws and regulations, or a public announcement that we are being investigated for possible violations could result in liability, result in adverse publicity, require us to change our operations and/or to implement plans of correction for alleged deficiencies, and result in other negative consequences that could adversely affect our business, financial condition, or results of operations.

We are subject to federal, state and local laws and regulations that govern our employment practices, including minimum wage, living wage, and paid time-off requirements. Failure to comply with these laws and regulations, or changes to these laws and regulations that increase our employment-related expenses, could adversely impact our operations.

We are required to comply with all applicable federal, state and local laws and regulations relating to employment, including OSHA requirements, wage and hour and other compensation requirements (including disclosure requirements), employee benefits, providing leave and sick pay, employment insurance, proper classification of workers as employees or independent contractors, immigration and equal employment opportunity laws. These laws and regulations can vary significantly among jurisdictions and can be highly technical. Costs and expenses related to these requirements are a significant operating expense and may increase as a result of, among other things, changes in federal, state or local laws or regulations, or the interpretation thereof, requiring employers to provide specified benefits or rights to employees, increases in the minimum wage and local living wage ordinances, increases in the level of existing benefits or the lengthening of periods for which unemployment benefits are available. Each of our subsidiaries that employ an average of at least 50 full-time employees in a calendar year are required to offer a minimum level of health coverage for 95% of our full-time employees in 2024 or be subject to an annual penalty, for example. Since our personal care operations are concentrated in Illinois and New Mexico, we are also particularly sensitive to changes in laws and regulations in these states. We may not be able to offset any increased costs and expenses. Furthermore, any failure to comply with these laws, including even a seemingly minor infraction, can result in significant penalties which could harm our reputation and have a material adverse effect on our business. The COVID-19 pandemic increased some of these risks, with certain states modifying occupational health and safety guidelines in a manner that increases scrutiny and complexity of operations with respect to appropriate training and use in the workplace of PPE and the possibility of corresponding regulatory audit activity with respect to the adequacy of our practices and procedures. The COVID-19 pandemic also resulted in states modifying standards associated with payment amounts and required justifications to qualify for sick leave and unemployment benefits. These modifications may result in increased operational costs to us, which may adversely impact our financial performance.

In addition, individuals and entities excluded by the OIG from federal healthcare programs, including Medicare and Medicaid, are prohibited from receiving payment from federal healthcare programs for any items or services they furnish, order or provide, and providers who employ or contract with excluded individuals are subject to significant penalties. If we inadvertently hire or contract with an excluded person, or if any of our current employees or contractors becomes an excluded person in the future without our knowledge, we may be subject to substantial civil penalties, including civil monetary penalties, an assessment of up to three times the amount claimed and exclusion from the program, and may also face liability under the FCA.

Our business may be adversely impacted by changes and uncertainty in the healthcare industry, including healthcare public policy developments and other changes to laws and regulations.

The healthcare industry is subject to changing political, regulatory and other influences. Regulatory uncertainty has increased as a result of decisions issued by the U.S. Supreme Court in June 2024 that affect review of federal agency actions. These decisions increase judicial scrutiny of agency authority, shift greater responsibility for statutory interpretation to courts, expand the time period during which a plaintiff can sue regulators, and may result in inconsistent judicial interpretations and delays in agency rulemaking processes. In Loper Bright Enterprises v. Raimondo, the Court overruled a legal framework that gave significant judicial deference to federal agency interpretations of federal statutes. The Court held that courts must instead exercise independent judgment when deciding whether an agency has acted within its statutory authority and that courts may not defer to an agency interpretation simply because a statute is ambiguous. The Loper Bright decision and other recent decisions of the U.S. Supreme Court could have significant impacts on government agency regulation, particularly within the heavily-regulated healthcare industry, and may have broad implications for our business. While the effects of these decisions will become apparent over the coming months and years, we anticipate an increase in legal challenges to healthcare regulations and agency guidance and decisions, including but not limited to those issued by HHS and its agencies, including CMS, the FDA, and the OIG. Federal agencies oversee, regulate and otherwise affect many aspects of our business, including through Medicare and Medicaid payment and coverage policies, policies affecting size of the uninsured population, administration of state Medicaid programs, and enforcement and interpretation of fraud and abuse laws. Impacts of the recent Supreme Court decisions could require us to make changes to our operations and have a material negative impact on our business. The outcome of the 2024 federal elections, affecting both the executive and legislative branches, also increases regulatory uncertainty and the potential for significant policy changes.

The healthcare industry has been and continues to be impacted by healthcare reform efforts. For example, the ACA affects how healthcare services are covered, delivered, and reimbursed, and expanded health insurance coverage through a combination of public program expansion and private sector health insurance reforms. Changes in the law’s implementation, subsequent legislation and regulations, state initiatives and other factors have affected and may continue to affect the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if purchased, and may impact our payor mix. Reductions in the number of insured individuals or the scope of insurance coverage, or an increase in patients covered under governmental health programs or other health plans with lower reimbursement levels, may have an adverse effect on our business. For example, federal legislation temporarily enhanced subsidies available for purchasing coverage through the ACA health insurance marketplaces by lowering premiums and raising income eligibility thresholds. Subsequent legislation extended these enhanced subsidies through 2025, but further extension is uncertain, and their expiration may increase the uninsured rate. Other legislative and executive branch initiatives related to health insurance, such as permitting the sale of insurance plans that lack currently required consumer protections, could significantly affect insurance markets.

In addition, the Medicare and Medicaid programs are subject to change, including as a result of changes in the presidential administration. For example, some members of Congress and the presidential administration have raised potential changes intended to accelerate the shift from traditional Medicare to Medicare Advantage, repealing the ACA or eliminating some of its consumer protections. Further, changes in governmental administration, including changes in agency structures and staffing, such as reduction or elimination of personnel and agencies, may result in changes to established rulemaking conventions and timelines, including for regularly-issued reimbursement rules, among other effects. Legislation and administrative actions at the federal level may also impact funding for, or the structure of, the Medicaid program and may shape administration of the Medicaid program at the state level. For example, in May 2024, CMS finalized a rule that requires states to ensure by mid-2030 that at least 80% of all Medicaid payments a provider receives for homemaker, home health aide, and personal care services, less excluded costs, under specified programs are spent on total compensation for direct care workers furnishing these services, subject to limited exceptions. If implemented in its current form, the final rule could negatively impact our business and financial performance by, among other things, increasing our labor costs. In addition, CMS may change Medicaid payment models and grant states additional flexibilities in the administration of state Medicaid programs, including by modifying the scope of waivers under which states may implement Medicaid expansion provisions, impose different eligibility or enrollment restrictions, or otherwise implement programs that vary from federal standards. Further, changes to the federal funding formula for Medicaid could significantly impact states that expanded Medicaid under the ACA, especially if federal contributions for Medicaid expansion populations decrease or are eliminated and states are unable to offset the reductions. Some states have trigger laws that would end their Medicaid expansion or require other changes if federal funding is reduced. Some of these Medicaid changes may decrease Medicaid enrollment, result in reductions to various state healthcare programs or have other effects that could adversely affect our business.

Other recent reform initiatives and proposals at the federal and state levels include those focused on price transparency and value-based pricing, which may impact our competitive position, patient volumes, and the relationships between providers, patients, and payors. For example, CMS websites make publicly available certain data on home health agency and hospice performance on quality measures and patient satisfaction, and Medicare reimbursement is tied to reporting of quality measures. Other industry participants, such as private payors and large employer groups and their affiliates, may introduce additional financial or delivery system reforms.

There is uncertainty regarding whether, when and what other public policy initiatives will be adopted by federal and state governments and/or the private sector, the timing and implementation of any such efforts, and the impact of those efforts on providers as well as other healthcare industry participants. It is difficult to predict the nature and/or success of current and future public policy changes, any of which may have an adverse effect on our business, financial condition, and operating results.

The industry trend toward value-based purchasing may negatively impact our revenues.

There is a trend toward value-based purchasing of healthcare services among both government and commercial payors. Generally, value-based purchasing programs tie payment to the quality and efficiency of care provided. For example, Medicare requires hospices and home health agencies to report certain quality data in order to receive full reimbursement. Failure to report quality data or poor performance may negatively impact the amount of reimbursement received. In addition, CMS publishes home health and hospice quality measure data online to allow consumers and others to search and compare data for Medicare-certified providers. Alongside this quality and public reporting effort, home health agencies receive, under the HHVBP Model, increases or decreases to their Medicare fee-for-service payments of up to 5% based on performance against specific quality measures relative to the performance of other home health providers. Data collected in each performance year impacts Medicare payments two years later.

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

Operating in the healthcare and personal care services industries exposes us to an inherent risk of wrongful death, personal injury, professional malpractice and other potential claims or litigation brought by our consumers and employees. From time to time, we are subject to claims alleging that we did not properly treat or care for a consumer, that we failed to follow internal or external procedures, resulting in death or harm to a consumer, or that our employees mistreated our consumers, resulting in death or harm. We are also subject to claims arising out of accidents involving vehicle collisions brought by consumers whom we transport, from employees driving to or from home visits or other affected individuals. We may also be subject to lawsuits from patients, employees and others exposed to contagious diseases in connection with the services provided by our workforce in client residences and third party facilities. Some of the actions brought against us may seek large sums of money as damages and involve significant defense costs. Our professional and general liability insurance may not cover all claims against us.

In addition, regulatory agencies have previously brought and may in the future initiate administrative proceedings alleging violations of statutes and regulations arising from our services and seek to impose monetary penalties or other sanctions on us. We could be required to pay substantial amounts to respond to regulatory investigations or, if we do not prevail, damages or penalties arising from these legal proceedings. We also are subject to potential lawsuits under the federal FCA or other federal and state whistleblower statutes designed to combat fraud and abuse in our industry. These and other similar lawsuits can involve significant defense costs, as well as significant monetary awards or penalties that may not be covered by our insurance. If our third-party insurance coverage and self-insurance coverage reserves are not adequate to cover these claims, it could have a material adverse effect on our business, results of operations and financial condition. Even if we are successful in our defense, lawsuits or regulatory proceedings could distract us from running our business or irreparably damage our reputation.

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

Our business depends on effective and secure information systems that assist us in, among other things, gathering information to improve the quality of consumer care, optimizing financial performance, adjusting consumer mix, monitoring regulatory compliance and enhancing staff efficiency. We rely on external service providers to provide continual maintenance, upgrading, and enhancement of our primary information systems used for our operational needs. The software we license for our various patient information systems supports intake, personnel scheduling, office clinical and centralized billing and receivables management in an integrated database, enabling us to standardize the care delivered across our network of offices and monitor our performance and consumer outcomes. Information systems may be vulnerable to damage from a variety of sources, including telecommunications or network failures, human acts and natural disasters. We have a significant number of administrative employees working remotely, increasing our dependence on systems that facilitate remote access to our system, and we may experience increased risks as a result.

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

Our business supports the use of EVV to electronically collect visit information when our caregivers and providers deliver home care services. Our solution uses a combination of IVR and GPS enabled smartphones to capture time in and time out, mileage and travel time, as well as the completed care plan tasks. We license this software through CellTrak and partner with states that utilize other software. We rely on these vendors to provide continual maintenance and enhancements, as well as security of any protected data. To the extent that our EVV vendors fail to support these processes, our internal operations could be negatively affected. Under the 21st Century Cures Act, states must require the use of EVV for all Medicaid-funded personal care services and home health services that require an in-home visit by a provider. States that failed to meet the deadlines for implementation, which include some states in which we operate, are subject to incremental reductions in federal Medicaid funding, which may negatively impact the reimbursement we receive for our services. In addition, if states adopt new or modify existing standards for EVV that are not compatible with our operations, our internal operations could be negatively affected. Further, to the extent that the EVV solutions that we use are determined to be noncompliant with federal or state EVV requirements, we could be subject to penalties.

We have taken and continue to take precautionary measures designed to prevent problems that could affect our information systems. We have implemented backup of our key information systems that are designed to allow our operations to failover to our geographically separate disaster recovery datacenter with a quick return to operations for all sites and systems in the event our main datacenter becomes inoperable because of a natural disaster, attacks or other cause. All of our sites and branch offices have redundant connections to our primary and backup datacenters using data lines and cellular connections through VPN or MPLS. The key business functions for our main sites also have redundancies with key functions geographically split between our two main facilities, should one not be available due to the above-mentioned scenarios. While we believe these measures are reasonable, no system of information security is able to eliminate the risk of business disruptions, and we or our third-party vendors that we rely upon may experience system failures.

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

A cyber-attack or security breach could cause a loss of confidential consumer data, give rise to remediation and other expenses, expose us to liability under privacy laws, consumer protection laws, common law and other legal theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, result in interruptions or delays to services, adversely impact our financial results, and otherwise be disruptive to our business.

We, directly and through our vendors and other third parties, collect and store sensitive information, including proprietary business information, protected health information of our patients and personally identifiable information of our employees, patients and consumers. We rely extensively on computer systems to manage clinical and financial data, to communicate with our consumers, payors, vendors and other third parties, and to summarize and analyze our operating results. Our personnel use devices that store or transmit information integral to the provision of services, and we frequently exchange clinical and financial data with third parties in connection with our routine operations and in order to meet our contractual and regulatory obligations. The secure maintenance of this information and technology is critical to our business operations, and we are required to comply with the federal and state privacy and security laws and requirements, including HIPAA and state privacy laws.

We have invested in security measures designed to protect against the threat of security breaches and cyber-attacks, as well as cybersecurity systems, protocols and monitoring procedures. Each of these steps is intended to protect the confidentiality, integrity and availability of our data and the systems and devices that store and transmit such data. However, despite these efforts, our technology, and that of our third-party service providers, may fail to adequately secure the protected health information and personally identifiable information we create, receive, transmit and maintain in our databases. We may be at increased risk because we outsource certain services or functions to, or have systems that interface with, third parties. These third parties may store or have access to our data. The information systems of third parties are also subject to various risks, and a breach or attack affecting any of these third parties could harm our business. In addition, the rapid evaluation and increased adoption of artificial intelligence technologies may heighten our cybersecurity risks by making cybersecurity attacks more difficult to detect, contain and mitigate.

The current cyber threat environment presents increased risk for all companies, including companies in our industry. Threats from malicious persons and groups, new vulnerabilities and advanced new attacks against our, or our vendors’, information systems and devices create risk of cybersecurity incidents, including ransomware, malware and phishing incidents, in which third parties attempt to fraudulently induce our employees or our vendors’ employees into disclosing usernames, passwords or other sensitive information, which can in turn be used for unauthorized access to our or our vendors’ systems. We are regularly the target of attempted cybersecurity and other threats that could have a security impact, and we expect to continue to experience an increase in cybersecurity threats in the future, as the volume and intensity of cyberattacks on healthcare entities and vendors continue to increase. Furthermore, because the tools and techniques used in cyber-attacks change frequently and may not be immediately recognized, we may be unable to anticipate techniques or implement adequate preventative measures, and we may experience or be affected by security or data breaches that remain undetected for an extended time. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. The rapid evolution and increased adoption of artificial intelligence technologies may intensify cybersecurity risks by making cyber-attacks more difficult to detect, contain or mitigate. Internal access management failures or vulnerabilities in hardware, software or applications could also result in the compromise of confidential data.

We continue to prioritize the development and enhancement of controls and processes designed to protect our business, information systems and data from attack, damage or unauthorized access. As cyber threats continue to evolve and increase in volume and sophistication, we may be required to expend significant additional resources to continue to enhance our protective measures or to investigate and remediate security incidents or vulnerabilities. We may also be required to expend additional resources to comply with evolving federal and state requirements related to cybersecurity.

In spite of our policies, procedures and other security measures used to protect our computer systems and data, occasionally, we have experienced breaches that have required us to notify affected consumers and the government, and we have worked with consumers and the government to resolve such issues. While these past breaches have not had a significant adverse impact on our business or results of operations, there can be no assurance that we will not be subject to additional and/or more severe cyber-attacks or security breaches in the future. If we or any of our third-party service providers or certain other third-parties are subject to cyber-attacks or experience security or data breaches in the future, this could result in harm to consumers, interruptions and delays in services provided to consumers, loss, misappropriation, corruption, or unauthorized access of protected patient medical data or other information subject to privacy laws, disruption to our information technology systems and/or business, the inability to access data, reputational harm, or adversely impact our financial results. We may also be subject us to litigation and governmental enforcement actions (including under HIPAA and other applicable laws) as a result of cyber-attacks or security or data breaches, which could result in fines, settlement agreements, corrective action plans, and of which could have a material adverse effect on our business, financial position and results of operations. Some state laws provide a private right of action for data breaches, which may increase data breach litigation. In addition, any significant cybersecurity event may require us to devote significant management time and resources to address and respond to any such event, interfere with the pursuit of other important business strategies and initiatives, and cause us to incur additional expenditures, which could be material, including to investigate such events, remedy cybersecurity problems, recover lost data, prevent future compromises and adapt systems and practices in response to such events. Moreover, there is no assurance that any remedial actions will meaningfully limit the success of future attempts to breach our information systems, particularly because malicious actors are increasingly sophisticated and utilize tools and techniques specifically designed to circumvent security measures, avoid detection and obfuscate forensic evidence, which means we may be unable to identify, investigate or remediate effectively or in a timely manner. Further, our insurance coverage intended to address cybersecurity and data breach risks may not be sufficient to cover all losses or the types of claims that may arise.

Human Capital Risks

We may not be able to attract and retain qualified personnel or we may incur increased costs in doing so.

We must attract and retain qualified non-executive personnel in the markets in which we operate in order to provide our services. We compete for personnel with other providers of social and medical services as well as companies in other service-based industries. As the labor market continues to be tight and unemployment remains at low levels, the competition for employees has increased, which will continue to impact our ability to attract and retain new caregivers. In addition, the competition for skilled healthcare staff has increased significantly, which continues to impact our ability to attract and retain qualified skilled healthcare staff. To the extent that the United States experiences low unemployment levels and shortages of caregivers and skilled healthcare staff, it may continue to hinder our ability to attract and retain sufficient caregivers and skilled healthcare staff to meet the continuing demand for both our non-clinical and clinical services. Staffing challenges may be exacerbated by the implementation of a final rule issued by CMS in May 2024 that establishes minimum staffing standards for Medicare- and Medicaid-certified long-term care facilities, to be phased in over five years. Moreover, increased staffing challenges have resulted in, and may continue to result in, increased labor costs to satisfy our staffing requirements.

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

Our success depends upon the continued employment of certain members of our executive team to manage several of our key functional areas, including operations, business development, accounting, finance, human resources, marketing, information systems, contracting and compliance. Moreover, the current competitive labor market may make it more difficult to retain or hire members of our executive team. The departure of any member of our executive team may materially adversely affect our operations, and any replacement for a departed member of our executive team may be unable to execute our strategies at the same level.

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
•
engage in any additional line of business;
•
amend our organization documents;
•
make a change in accounting treatment or reporting practices, change our name or change our jurisdiction of organization or formation;
•
make any payment or prepayment of certain subordinated indebtedness;
•
enter into agreements that restrict dividends and certain other payments from subsidiaries; and
•
engage in a sale leaseback or similar transaction.

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

The emergence and effects related to a potential future pandemic, epidemic, or outbreak of infectious disease could adversely impact our business and future results of operations and financial condition, and we may be more vulnerable to the effects of a public health emergency than other businesses due to the nature of our business and consumers.

As a provider of healthcare and personal care services, we are subject to the health and economic effects of public health conditions. If a pandemic, epidemic, or outbreak of an infectious disease or other public health crisis were to affect our markets, our business could be adversely affected. Any such crisis could diminish public trust in healthcare providers, particularly those that are treating or have treated patients affected by contagious diseases. Patient volumes may decline or volumes of uninsured and underinsured patients may increase, depending on the economic circumstances surrounding the pandemic, epidemic or outbreak. Further, a pandemic, epidemic or outbreak could adversely impact our business by causing a temporary shutdown or difficulty accessing patients, particularly facility-based patients, by causing disruption or delays in supply chains for materials and products, or by causing staffing shortages. Our business may be more vulnerable to the effects of a public health crisis than other businesses due to the health status of our typical consumer and patient populations. The majority of our consumers and patients are older individuals who may experience complex medical conditions or socioeconomic factors. Our employees may also be at greater risk of contracting contagious diseases due to their increased exposure to vulnerable consumers. Due to the physical proximity required to offer many of our services, our employees could have difficulty attending to our consumers if social distancing policies or quarantines are instituted in response to a public health crisis. Further, we could face litigation if our employees or customers contract contagious diseases while our employees perform their duties. Although we have contingency plans in place, including infection control plans, the potential impact of, as well as the public’s response and governmental responses to, any such future pandemic, epidemic or outbreak of infectious disease with respect to our markets is difficult to predict and could adversely impact our business and future results of operations and financial condition.

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

We do not believe that risks from cybersecurity threats of which we are currently aware, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. For additional information, see “A cyber-attack or security breach could cause a loss of confidential consumer data, give rise to remediation and other expenses, expose us to liability under privacy laws, consumer protection laws, common law and other legal theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, result in interruptions or delays to services, adversely impact our financial results, and otherwise be disruptive to our business” included in Part I, Item 1A of this Form 10-K.

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

Holders

As of December 31, 2024, 2.0% of our shares of common stock were held by our officers and directors and approximately 98.0% of our common stock was held by 440 institutional investors. An insignificant amount of common stock is held by individual holders. As of February 18, 2025, Addus HomeCare Corporation had approximately 43,455 shareholders of its common stock, including 85 shareholders of record.

Dividends

We have never paid dividends on our common stock, including in the two most recent fiscal years, and we do not intend to pay any dividends on our common stock in the foreseeable future. We currently plan to retain any earnings to support the operation, and to finance the growth, of our business rather than to pay cash dividends. Payments of any cash dividends in the future will depend on our financial condition, capital requirements, credit facility limitations, earnings, as well as other factors deemed relevant by our Board. Our credit facility restricts our ability to declare or pay any dividend or other distribution to Holdings unless no default or event of default has occurred and is continuing or would arise as a result thereof and the aggregate amount of dividends and distributions paid in any fiscal year does not exceed $10.0 million per annum.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our Consolidated Financial Statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate as a result of the factors we describe under “Risk Factors” and elsewhere in this Annual Report on Form 10-K and other risks as well as other factors that are not currently known to us, that we currently consider immaterial or that are not specific to us, such as general economic conditions. The discussion of our financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022, included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) can be found in the Annual Report on Form 10-K for the year ended December 31, 2023.

Overview

We are a home care services provider operating three segments: personal care, hospice and home health. Our services are principally provided in-home under agreements with federal, state and local government agencies, managed care organizations, commercial insurers and private individuals. Our consumers are predominantly “dual eligible,” meaning they are eligible to receive both Medicare and Medicaid benefits. Managed care revenues accounted for 34.8%, 36.6% and 36.0% of our revenue during the years ended December 31, 2024, 2023, and 2022 respectively.

A summary of certain consolidated financial and statistical data results for 2024, 2023 and 2022 are provided in the table below.

	For the Years Ended December 31,
	2024	2023	2022
	(Amounts in Thousands, except States and Locations)
Net service revenues	$1,154,599	$1,058,651	$951,120
Net income	$73,598	$62,516	$46,025
Total assets	$1,412,634	$1,024,426	$937,994

Adjusted EBITDA (1)	$140,290	$121,020	$101,480
States served at period end	23	22	22
Locations at period end	258	219	202

(1)
The Company defines adjusted EBITDA as earnings before interest expense, other non-operating income, taxes, depreciation, amortization, acquisition expense, stock-based compensation expense, restructure and other non-recurring costs, gain or loss on the sale of assets, impairment of operating lease assets, retroactive rate increases from New York and the retroactive impact from collective bargaining negotiations. Adjusted EBITDA is a performance measure used by management that is not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”). It should not be considered in isolation or as a substitute for net income, operating income or any other measure of financial performance calculated in accordance with GAAP. Additionally, our calculation of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. Management believes that Adjusted EBITDA is useful to investors, management and others in evaluating the Company’s operating performance, to provide investors with insight and consistency in the Company’s financial reporting and to present a basis for comparison of the Company’s business operations among periods, and to facilitate comparison with the results of the Company’s peers. Additionally, we believe that Adjusted EBITDA is a measure widely used by securities analysts, investors and others to evaluate the financial performance of other public companies. The financial results presented in accordance with U.S. GAAP and a reconciliation of this non-GAAP measure included within this Annual Report on Form 10-K should be carefully evaluated.

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

On December 2, 2024, we completed the Gentiva Acquisition for approximately $353.6 million, with funding primarily provided by drawing on the Company’s revolving credit facility and a portion of the net proceeds of the Company’s public offering of common stock. The purchase price is subject to the completion of working capital and related adjustments. With the Gentiva Acquisition, the Company expanded its services within its personal care services segment in Arizona, Arkansas, California and North Carolina, and entered the market in Missouri and Texas. The home health segment also was expanded in Tennessee.

Divestiture

Effective May 20, 2024, we entered into a definitive asset purchase agreement to sell all of our New York operations (the “New York Asset Sale”). The Company entered into a consulting agreement with the purchaser, as the transfer of clients and caregivers and payment for assets pursuant to the New York Asset Sale is occurring over time as regulatory approvals are received, coordination of the transfer of clients and caregivers occurs, and the change of control takes place. In connection with this transaction, the Company will cease operations in New York. In October 2024, the Company qualified for sale consideration of the New York Asset Sale. As a result, the Company has deconsolidated the results of its New York operations and recorded a gain on divestiture of $3.7 million. The New York Asset Sale purchase price of up to $23.0 million includes an initial payment of $4.6 million, $6.9 million paid pro rata as a deferred payment as caregivers are transferred and 50% in the form of contingent consideration for the Company’s Consumer Directed Personal Assistance Program (“CDPAP”) business.

Revenue by Payor and Significant States

Our payor clients are principally federal, state and local governmental agencies and managed care organizations. The federal, state and local programs under which the agencies operate are subject to legislative, administrative and budgetary changes and other risks that can influence reimbursement rates. We are experiencing a transition of business from government payors to managed care organizations, which we believe aligns with our emphasis on coordinated care and the reduction of the need for acute care. Medicare advantage revenue is included within Medicare.

For the years ended December 31, 2024, 2023 and 2022, our revenue by payor and significant states by segment were as follows:

	Personal Care
	2024		2023		2022
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
State, local and other governmental programs	$456,885	53.3%	$400,753	50.4%	$348,234	49.3%
Managed care organizations	376,604	44.0	367,557	46.2	326,778	46.3
Private pay	15,589	1.8	16,268	2.0	18,301	2.6
Commercial insurance	5,593	0.7	6,321	0.8	7,689	1.1
Other	1,910	0.2	3,819	0.6	5,505	0.7
Total personal care segment net service revenues	$856,581	100.0%	$794,718	100.0%	$706,507	100.0%
Illinois	$441,012	51.5%	$411,081	51.7%	$360,778	51.1%
New Mexico	115,381	13.5	115,986	14.6	105,315	14.9
New York	71,763	8.4	92,469	11.6	86,592	12.3
All other states	228,425	26.6	175,182	22.1	153,822	21.7
Total personal care segment net service revenues	$856,581	100.0%	$794,718	100.0%	$706,507	100.0%

With the acquisition of Upstate and the Gentiva Acquisition in 2024, the Company expanded its personal care services to consumers in the state of Arizona, Arkansas, California, Missouri, North Carolina, South Carolina and Texas.

	Hospice
	2024		2023		2022
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$208,099	91.2%	$186,317	89.9%	$183,407	90.9%
Managed care organizations	7,603	3.3	7,037	3.4	7,353	3.6
Other	12,489	5.5	13,801	6.7	11,012	5.5
Total hospice segment net service revenues	$228,191	100.0%	$207,155	100.0%	$201,772	100.0%
Ohio	$84,811	37.2%	$74,871	36.1%	$70,503	35.0%
Illinois	52,560	23.0	47,247	22.8	47,181	23.4
New Mexico	28,532	12.5	30,782	14.9	30,722	15.2
All other states	62,288	27.3	54,255	26.2	53,366	26.4
Total hospice segment net service revenues	$228,191	100.0%	$207,155	100.0%	$201,772	100.0%

With the acquisition of Tennessee Quality Care in 2023, the Company expanded its hospice services to patients in the state of Tennessee and with the acquisition of JourneyCare in 2022, the Company also expanded its hospice services to patients in the state of Illinois.

	Home Health
	2024		2023		2022
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$48,562	69.5%	$41,078	72.3%	$31,505	73.5%
Managed care organizations	17,603	25.2	12,613	22.2	8,698	20.3
Other	3,662	5.3	3,087	5.5	2,638	6.2
Total home health segment net service revenues	$69,827	100.0%	$56,778	100.0%	$42,841	100.0%
New Mexico	$32,766	46.9%	$32,949	58.0%	$34,111	79.6%
Illinois	10,564	15.1	12,851	22.6	8,730	20.4
Tennessee	26,497	38.0	10,978	19.4	—	—
Total home health segment net service revenues	$69,827	100.0%	$56,778	100.0%	$42,841	100.0%

With the Gentiva Acquisition, the Company expanded its home health services to patients in the state of Tennessee. With the acquisition of Tennessee Quality Care in 2023, the Company expanded its home health services to patients in the state of Tennessee.

We derive a significant amount of our net service revenues in Illinois, which represented 43.7% and 44.5% of our net service revenues for the years ended December 31, 2024 and 2023, respectively. A significant amount of our revenue is derived from one payor client, the Illinois Department on Aging, the largest payor program for our Illinois personal care operations, which accounted for 21.0% and 20.9% of our net service revenues for the years ended December 31, 2024 and 2023, respectively.

Changes in Illinois Reimbursement

The City of Chicago requires the Chicago minimum wage to be adjusted annually based on increases in the Consumer Price Index (“CPI”), subject to a cap and other requirements. On July 1, 2024, the rate was adjusted to $16.20 based on the increase in the CPI.

The Illinois Medicaid omnibus legislation passed in June 2023 included an increase in hourly rates for in-home care services to $28.07, which took effect on January 1, 2024, and required a minimum wage rate of $17.00 per hour. CMS approved an amendment to the Illinois HCBS waiver for Persons who are Elderly, which included the rate increase for in-home care services to $28.07, effective January 1, 2024.

The Illinois fiscal year 2025 budget includes an increase in hourly rates for in-home care services to $29.63, effective January 1, 2025, and required a minimum wage of $18.00 per hour for direct service workers. CMS approved an amendment to Illinois’ Persons who are Elderly waiver program that included this rate increase, effective January 1, 2025.

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

Changes in Medicare and Medicaid Reimbursement

Hospice

Hospice services provided to Medicare beneficiaries are paid under the Medicare Hospice Prospective Payment System, under which CMS sets a daily rate for each day a patient is enrolled in the hospice benefit. The daily rate depends on the level of care provided to a patient (routine home care, continuous home care, inpatient respite care, or general inpatient care). Daily rates are adjusted for factors such as area wage levels. CMS updates hospice payment rates each federal fiscal year. Effective October 1, 2024, CMS increased hospice payment rates by 2.9%. This reflects a 3.4% market basket increase and a negative 0.5 percentage point productivity adjustment. Hospices that do not satisfy quality reporting requirements are subject to a 4-percentage point reduction to the market basket update.

Overall payments made by Medicare to each hospice provider number are subject to an inpatient cap and an aggregate cap. The inpatient cap limits the number of days of inpatient care for which Medicare will pay to no more than 20% of total patient care days. Days in excess of the limitation are paid at the routine home care rate. The aggregate cap, which is set each federal fiscal year, limits the total Medicare reimbursement that a hospice may receive in a cap year (typically the federal fiscal year), based on an annual per-beneficiary cap amount and the number of Medicare patients served. The aggregate cap was updated to $34,465.34 for federal fiscal year 2025. If a hospice’s Medicare payments exceed its inpatient or aggregate caps, it must repay Medicare the excess amount.

Home Health

Home health services provided to Medicare beneficiaries are paid under the Medicare Home Health Prospective Payment System (“HHPPS”), which uses national, standardized 30-day period payment rates for periods of care that meet a certain threshold of home health visits (periods of care that do not meet the visit threshold are paid a per-visit payment rate for the discipline providing care). Although payment is made for each 30-day period, the HHPPS permits continuous 60-day certification periods through which beneficiaries are verified as eligible for the home health benefit. The daily home health payment rate is adjusted for case-mix and area wage levels. CMS uses the Patient-Driven Groupings Model (“PDGM”) as the case-mix classification model to place periods of care into payment categories, classifying patients based on clinical characteristics and their resource needs. An outlier adjustment may be paid for periods of care where costs exceed a specific threshold amount.

CMS updates the HHPPS payment rates each calendar year. For calendar year 2025, CMS estimates that Medicare payments to home health agencies will increase by 0.5%. This is based on a home health payment update percentage of 2.7%, which reflects a 3.2% market basket update, reduced by a productivity adjustment of 0.5 percentage points and an estimated 1.8% decrease associated with the transition to the PDGM, among other changes. Home health providers that do not comply with quality data reporting requirements are subject to a 2-percentage point reduction to their market basket update. In addition, Medicare requires home health agencies to submit a one-time Notice of Admission (“NOA”) for each patient that establishes that the beneficiary is under a Medicare home health period of care. Failure to submit the NOA within five calendar days from the start of care will result in a reduction to the 30-day period payment amount for each day from the start of care date until the date the NOA is submitted.

Under the nationwide Home Health Value-Based Purchasing (“HHVBP”) Model, home health agencies receive increases or decreases to their Medicare fee-for-service payments of up to 5% based on performance against specific quality measures relative to the performance of other home health providers. Data collected in each performance year will impact Medicare payments two years later.

In certain states, payment of claims may be impacted by the Review Choice Demonstration for Home Health Services, a program intended to identify and prevent fraud, reduce the number of Medicare appeals and improve provider compliance with Medicare program requirements. The program is currently limited to home health agencies in Illinois, Ohio, Oklahoma, North Carolina, Florida and Texas. Providers in states subject to the Review Choice Demonstration for Home Health Services may initially select either pre-claim review or post-payment review. Home health agencies that maintain high compliance levels are eligible for additional options that may be less burdensome. This program has not had a material impact on our results of operations or financial position.

CMS Final Rule: “Ensuring Access to Medicaid Services”

In May 2024, CMS finalized a rule intended to improve access to services and quality of care for Medicaid beneficiaries across fee-for-service and managed care delivery systems. The final rule includes significant provisions related to HCBS, including the “80/20” or “payment adequacy” requirement, which will require states to ensure that at least 80% of all Medicaid payments a provider receives for homemaker, home health aide, and personal care services, less certain excluded costs, under specified programs are spent on total compensation (including benefits) for direct care workers furnishing these services, rather than administrative overhead or profit, subject to limited exceptions. States are required to ensure compliance with the 80/20 requirement by mid-2030. The final rule includes several other measures intended to promote transparency and enhance quality and access to services, including a variety of reporting requirements for states. Given the very long implementation period and the likelihood of further changes as a result of litigation, administration and congressional changes, further rule-making and state changes in response to the final rule, it is premature to predict the ultimate impact of the final rule on our business.

Potential Developments

Home care and other healthcare providers may be significantly impacted by changes to the Medicaid program, including changes resulting from legislation and administrative actions at the federal and state levels. Federal actions may impact funding for, or the structure of, the Medicaid program and may shape provider reimbursement rates, eligibility and coverage policies and other aspects of state Medicaid programs. Currently, the federal government pays a percentage match for state Medicaid expenditures that varies by state and other factors, with no pre-set limit on federal spending. However, some members of Congress and the presidential administration have raised, and Congress may in the future adopt, proposals intended to reduce Medicaid expenditures such as restructuring the Medicaid program to give states a “block grant” or fixed amount of overall funding for their respective Medicaid programs or to impose spending caps such as per Medicaid beneficiary limits on federal contributions. Reductions in federal funding or changes to the federal funding formula for Medicaid could have a significant impact, particularly in states that expanded Medicaid under the ACA and especially if federal contributions for Medicaid expansion populations decrease and states are unable to offset the reductions. In addition, some states use or have applied to use Medicaid waivers granted by CMS to implement the ACA’s Medicaid expansion provisions, impose different eligibility or enrollment restrictions or otherwise implement programs that vary from federal standards. Some of these program variations may reduce the number of current and/or future Medicaid enrollees.

The outcome of the 2024 federal elections, affecting both the executive and legislative branches, increases regulatory uncertainty and the potential for significant policy changes. President Trump has issued executive orders that impact or may impact the healthcare industry, including an order establishing a presidential advisory commission focused on restructuring and streamlining government agencies and reducing or eliminating regulations and federal government programs and other expenditures. Further, some members of Congress and the presidential administration have raised potential measures intended to accelerate the shift from traditional Medicare to Medicare Advantage or eliminating some or all of the consumer protections established by the ACA.

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

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. Our effective income tax rate was 25.9% and 23.1% for the years ended December 31, 2024 and 2023, respectively. The difference between our federal statutory and effective income tax rates was principally due to the inclusion of state taxes, non-deductible compensation, and non-deductible permanent items, partially offset by the use of federal employment tax credits.

Results of Operations

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

The following table sets forth, for the periods indicated, our consolidated results of operations.

	2024		2023		Change
		Net Service		Net Service
	Amount	Revenues	Amount	Revenues	Amount	%
Net service revenues	$1,154,599	100.0%	$1,058,651	100.0%	$95,948	9.1%
Cost of service revenues	779,578	67.5	718,775	67.9	60,803	8.5
Gross profit	375,021	32.5	339,876	32.1	35,145	10.3
General and administrative expenses	258,800	22.4	234,794	22.2	24,006	10.2
Depreciation and amortization	13,530	1.2	14,126	1.3	(596)	(4.2)
Total operating expenses	272,330	23.6	248,920	23.5	23,410	9.4
Operating income	102,691	8.9	90,956	8.6	11,735	12.9
Interest income	(4,394)	(0.4)	(1,476)	(0.1)	(2,918)	197.7
Interest expense	7,732	0.7	11,106	1.0	(3,374)	(30.4)
Total interest expense, net	3,338	0.3	9,630	0.9	(6,292)	(65.3)
Income before income taxes	99,353	8.6	81,326	7.7	18,027	22.2
Income tax expense	25,755	2.2	18,810	1.8	6,945	36.9
Net income	$73,598	6.4%	$62,516	5.9%	$11,082	17.7%

Net service revenues increased by 9.1% to $1,154.6 million for the year ended December 31, 2024 compared to $1,058.7 million in 2023. Net service revenue increased by $61.9 million, $21.0 million and $13.0 million in our personal care, hospice and home health segments, respectively, for the year ended December 31, 2024, compared to 2023. Net service revenue in our personal care segment increased due to a 5.2% increase in revenues per billable hour and a 2.1% increase in billable hours for the year ended December 31, 2024 compared to 2023. The increase in our hospice segment revenue was primarily due to an increase in average daily census and revenue per patient day, mainly attributed to the acquisition of Tennessee Quality Care on August 1, 2023. The increase in our home health segment is primarily due to the full-year effect in 2024 of the acquisition of Tennessee Quality Care on August 1, 2023.

Gross profit, expressed as a percentage of net service revenues, increased to 32.5% for the year ended December 31, 2024, from 32.1% in 2023. The increase was primarily attributable to the increase in gross profit percentage in our personal care and hospice segments of 0.4% and 0.2%, respectively, offset by a marginal decline in our home health segment of 0.2%.

General and administrative expenses increased to $258.8 million for the year ended December 31, 2024 compared to $234.8 million in 2023. The increase in general and administrative expenses was primarily due to the full-year effect of the Tennessee Quality Care acquisition that resulted in an increase in administrative employee wages, taxes and benefit costs of $11.7 million. General and administrative expenses, expressed as a percentage of net service revenues, slightly increased to 22.4% for 2024, from 22.2% in 2023.

Depreciation and amortization decreased to $13.5 million for the year ended December 31, 2024 from $14.1 million in 2023, primarily due to the decrease of intangible asset amortization related to accelerated amortization and the reduction in amortization expense of tradenames, which were fully amortized, partially offset by the full-year effect in 2024 of our fiscal year 2023 acquisitions and fiscal year 2024 acquisitions.

Total interest expense, net decreased to $7.7 million from $11.1 million for the year ended December 31, 2024 compared to 2023. The decrease in interest expense was primarily due to decreased amounts held under our credit facility for the year ended December 31, 2024 compared to 2023. Interest income increased $2.9 million due to an increase in cash investment into interest bearing accounts from the Company’s public offering of common stock.

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. The effective income tax rate was 25.9% and 23.1% for the years ended December 31, 2024 and 2023, respectively. Our higher effective income tax rate in 2024 was due to the increase of non-deductible compensation and non-deductible permanent items, as well as lower benefit from the use of federal employment tax credits. For the years ended December 31, 2024 and 2023, the non-deductible compensation, non-deductible permanent items, and federal employment tax credits were 0.8% and (1.7)%, respectively.

Results of Operations – Segments

The following tables and related analysis summarize our operating results and business metrics by segment:

Personal Care Segment

	For the Years Ended December 31,
	2024		2023		Change
	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$856,581	100.0%	$794,718	100.0%	$61,863	7.8%
Cost of services revenues	614,541	71.7	572,807	72.1	41,734	7.3
Gross profit	242,040	28.3	221,911	27.9	20,129	9.1
General and administrative expenses	67,823	7.9	64,382	8.1	3,441	5.3
Segment operating income	$174,217	20.4%	$157,529	19.8%	$16,688	10.6%

Business Metrics (Actual Numbers, Except Billable Hours in Thousands)
Locations at period end	196		156
Average billable census * (1)	52,019		38,521		13,498	35.0%
Billable hours * (2)	31,309		30,658		651	2.1
Average billable hours per census per month * (2)	71.5		66.2		5.3	8.0
Billable hours per business day * (2)	119,498		117,915		1,583	1.3
Revenues per billable hour * (2)	$27.21		$25.86		$1.35	5.2%
Same store growth revenue % * (3)	7.7%		12.1%		(4.4)	(36.4)

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
(3)
Same store growth reflects the change in year-over-year revenue for the same store base. We define the same store base to include those stores open for at least 52 full weeks. This measure highlights the performance of existing stores, while excluding the impact of acquisitions, new store openings and closures, and American Rescue Plan Act of 2021 associated revenue from this calculation.

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

The personal care segment derives a significant amount of its net service revenues from operations in Illinois, which represented 38.2% and 38.8% of our net service revenues for the years ended December 31, 2024 and 2023, respectively. One payor client, the Illinois Department on Aging, accounted for 21.0% and 20.9% of net service revenues for the years ended December 31, 2024 and 2023, respectively. Net service revenues from state, local and other governmental programs accounted for 53.3% and 50.4% of net service revenues for the years ended December 31, 2024 and 2023, respectively. Managed care organizations accounted for 44.0% and 46.2% of net service revenues for the years ended December 31, 2024 and 2023, respectively, with commercial insurance, private pay and other payors accounting for the remainder of net service revenues.

Net service revenues increased by 7.8% for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily as a result of an increase in revenues per billable hour of 5.2%, mainly attributed to the rate increases discussed above.

Gross profit, expressed as a percentage of net service revenues, increased from 27.9% for the year ended December 31, 2023 to 28.3% for the year ended December 31, 2024 due to an increase in the reimbursement rate.

The personal care segment’s general and administrative expenses primarily consist of administrative employee wages, taxes and benefit costs, rent, information technology and office expenses. General and administrative expenses, expressed as a percentage of net service revenues, was 7.9% and 8.1% for the years ended December 31, 2024 and 2023, respectively.

Hospice Segment

	For the Years Ended December 31,
	2024		2023		Change
	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$228,191	100.0%	$207,155	100.0%	$21,036	10.2%
Cost of services revenues	120,922	53.0	110,219	53.2	10,703	9.7
Gross profit	107,269	47.0	96,936	46.8	10,333	10.7
General and administrative expenses	55,338	24.3	52,083	25.1	3,255	6.2
Segment operating income	$51,931	22.7%	$44,853	21.7%	$7,078	15.8%

Business Metrics (Actual Numbers)
Locations at period end	38		39
Admissions * (1)	12,866		12,902		(36)	(0.3)%
Average daily census * (2)	3,461		3,415		46	1.3
Average length of stay * (3)	94.1		94.4		(0.3)	(0.3)
Patient days * (4)	1,266,701		1,203,522		63,179	5.2
Revenue per patient day * (5)	$181.08		$175.43		$5.65	3.2%
Organic growth
- Revenue * (6)	5.9%		2.0%
- Average daily census * (6)	1.3%		0.3%

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

Net service revenues from Medicare accounted for 91.2% and 89.9% and managed care organizations accounted for 3.3% and 3.4% for the years ended December 31, 2024 and 2023, respectively. Net service revenues increased by $21.0 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to increases in average daily census and revenue per patient day, mainly attributed to the organic growth and the acquisition of the operations of Tennessee Quality Care on August 1, 2023.

Gross profit, expressed as a percentage of net service revenues, was relatively consistent at 47.0% and 46.8% for the years ended December 31, 2024 and 2023, respectively.

The hospice segment’s general and administrative expenses primarily consist of administrative employee wages, taxes and benefit costs, rent, information technology and office expenses. General and administrative expenses, expressed as a percentage of net service revenues, was 24.3% and 25.1% for the years ended December 31, 2024 and 2023, respectively. The decrease in general and administrative expenses was primarily due to more efficient operations for administrative employees for the year ended December 31, 2024.

Home Health Segment

	For the Years Ended December 31,
	2024		2023		Change
	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$69,827	100.0%	$56,778	100.0%	$13,049	23.0%
Cost of services revenues	44,115	63.2	35,749	63.0	8,366	23.4
Gross profit	25,712	36.8	21,029	37.0	4,683	22.3
General and administrative expenses	17,778	25.5	14,017	24.7	3,761	26.8
Segment operating income	$7,934	11.3%	$7,012	12.3%	$922	13.1%

Business Metrics (Actual Numbers)
Locations at period end	24		24
New admissions * (1)	18,622		16,251		2,371	14.6%
Recertifications * (2)	13,047		9,030		4,017	44.5
Total volume * (3)	31,669		25,281		6,388	25.3
Visits * (4)	422,516		344,919		77,597	22.5%
Organic growth
- Revenue * (5)	(3.1)%		(7.1)%

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

Home health generates revenue by providing home health services on a short-term, intermittent or episodic basis to individuals, generally to treat an illness or injury. Net service revenues from Medicare accounted for 69.5% and 72.3% and managed care organizations accounted for 25.2% and 22.2% for the years ended December 31, 2024 and 2023, respectively. Home health services provided to Medicare beneficiaries are paid under the Medicare HHPPS, which uses national, standardized 30-day period payment rates for periods of care. CMS uses the PDGM as the case-mix classification model to place periods of care into payment categories, classifying patients based on clinical characteristics. An outlier adjustment may be paid for periods of care in which costs exceed a specific threshold amount.

Net service revenues increased by $13.0 million for the year ended December 31, 2024 compared to 2023. Total visits increased for the year ended December 31, 2023, mainly attributed to the full-year effect of the acquisition of Tennessee Quality Care on August 1, 2023.

Gross profit, expressed as a percentage of net service revenues, was relatively consistent at 36.8% and 37.0% for the years ended December 31, 2024 and 2023, respectively.

The home health segment’s general and administrative expenses consist of administrative employee wages, taxes and benefit costs, rent, information technology and office expenses. General and administrative expenses, expressed as a percentage of net service revenues, were 25.5% and 24.7% for the years ended December 31, 2024 and 2023, respectively. The increase in general and administrative expenses was primarily due to increases in administrative employee wages, taxes and benefit costs for the year ended December 31, 2024.

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

We define Adjusted EBITDA as earnings before interest expense, other non-operating income, taxes, depreciation, amortization, acquisition expenses, stock-based compensation expense, restructure expenses and other non-recurring costs, gain or loss on the sale of assets, impairment of operating lease assets, retroactive rate increases from New York and the retroactive impact from collective bargaining negotiations. Adjusted EBITDA is a performance measure used by management that is not calculated in accordance with GAAP. It should not be considered in isolation or as a substitute for net income, operating income or any other measure of financial performance calculated in accordance with GAAP. Additionally, our calculation of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

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
•
We recorded stock-based compensation expense of $11.2 million, $10.3 million and $10.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. By comparing our Adjusted EBITDA in different periods, our investors can evaluate our operating results without stock-based compensation expense, which is a non-cash expense which we believe is not a key measure of our operations.

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

The following table sets forth a reconciliation of net income, the most directly comparable GAAP measure, to Adjusted EBITDA:

	For the Years Ended December 31,
	2024	2023	2022
	(Amounts In Thousands)
Reconciliation of net income to Adjusted EBITDA (a):
Net income	$73,598	$62,516	$46,025
Interest expense, net	3,338	9,630	8,566
Impact of retroactive New York rate increase	(3,004)	(868)	—
Income tax expense	25,755	18,810	14,146
Depreciation and amortization	13,530	14,126	14,060
Acquisition expenses	14,678	6,220	7,657
Stock-based compensation expense	11,165	10,319	10,625
Restructure expense and other related costs	—	269	461
Impairment of operating lease assets	4,968	—	—
Gain on sale of assets	(3,738)	(2)	(60)
Adjusted EBITDA*	$140,290	$121,020	$101,480

(a)
The selected historical Consolidated Statements of Income data for the fiscal years ended December 31, 2024, 2023 and 2022, were derived from our audited Consolidated Financial Statements.

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

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand and cash from operations and borrowings under our credit facility. At December 31, 2024 and 2023, we had cash balances of $98.9 million and $64.8 million, respectively. Cash flows from operating activities represent the inflow of cash from our payor clients and the outflow of cash for payroll and payroll taxes, operating expenses, interest and taxes.

We drew approximately $233.0 million on the revolver portion of our credit facility to fund, in part, the purchase price paid in connection with the Gentiva Acquisition and repaid $136.4 million under our revolving credit facility in 2024. At December 31, 2024, we had a total of $223.0 million in revolving loans, with an interest rate of 6.34% outstanding on our credit facility. After giving effect to the amounts drawn on our credit facility, approximately $8.0 million of outstanding letters of credit and borrowing limits based on an advance multiple of Adjusted EBITDA (as defined in the Credit Agreement), we had $577.7 million of capacity and $346.6 million available for borrowing under our credit facility. At December 31, 2023, we had a total of $126.4 million of revolving loans, with an interest rate of 7.21%. During the year ended December 31, 2023, the Company drew approximately $110.0 million on the revolver portion of its credit facility to fund, in part, the Tennessee Quality Care acquisition.

Our credit facility requires us to maintain a total net leverage ratio not exceeding 3.75:1.00. At December 31, 2024, we were in compliance with our financial covenants under the Credit Agreement. Although we believe our liquidity position remains strong, we can provide no assurance that we will remain in compliance with the covenants in our Credit Agreement, and in the future, it may prove necessary to seek an amendment with the bank lending group under our credit facility. Additionally, there can be no assurance that we will be able to raise additional funds on terms acceptable to us, if at all.

Borrowing Capacity

The Company’s Credit Agreement provides for a $650.0 million revolving credit facility and a $150.0 million incremental loan facility, which incremental loan facility may be for term loans or an increase to the revolving loan commitments. The maturity of the credit facility is July 30, 2028.

See Note 9, Long-Term Debt, to the Notes to Consolidated Financial Statements for additional details of our long-term debt.

Public Offering

On June 28, 2024, the Company completed a public offering of an aggregate 1,725,000 shares of common stock, par value $0.001 per share, including 225,000 shares of common stock sold pursuant to the exercise in full by the underwriters of their option to purchase additional shares, at a public offering price of $108.00 per share (the “Public Offering”). The Company received net proceeds of approximately $175.6 million, after deducting underwriting discounts and estimated offering expenses of approximately $10.7 million. The Company used approximately $81.4 million from the net proceeds of the Public Offering for the repayment of indebtedness outstanding under its credit facility and may use any remaining net proceeds of the Public Offering for general corporate purposes, including the Gentiva Acquisition and any future acquisitions or investments. The Public Offering resulted in an increase to additional paid in capital of approximately $175.6 million on the Company’s Consolidated Balance Sheet at December 31, 2024.

Current Macroeconomic Conditions and American Rescue Plan Act of 2021 Relief Funding

Economic conditions in the United States continue to be challenging in certain respects. For example, the United States economy continues to experience inflationary pressures, elevated interest rates and challenging labor market conditions. Any economic downturn would pose a risk to states’ revenues, which in turn could affect our reimbursements and collections received for services rendered. Depending on the severity and length of any potential economic downturn as well as the extent of any federal support, states could face significant fiscal challenges and revise their revenue forecasts and adjust their budgets, and sales tax collections and income tax withholdings could be depressed.

ARPA Spending Plans

The American Rescue Plan Act of 2021 (“ARPA”) provides for $350 billion in relief funding for eligible state, local, territorial, and Tribal governments to mitigate the fiscal effects of the COVID-19 public health emergency. Additionally, the law provided for a 10-percentage point increase in federal matching funds for Medicaid HCBS from April 1, 2021, through March 31, 2022, provided the state satisfied certain conditions. States are generally permitted to use the state funds equivalent to the additional federal funds through March 31, 2025, but CMS has granted extensions to several states. States must use the monies attributable to this matching fund increase to supplement, not supplant, their level of state spending for the implementation of activities enhanced under the Medicaid HCBS in effect as of April 1, 2021.

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

The Company received state funding provided by the ARPA in an aggregate amount of $15.7 million and $3.7 million for the years ended December 31, 2024 and 2023, respectively. The Company utilized $10.2 million and $10.5 million of these funds during the years ended December 31, 2024 and 2023, respectively, primarily for caregivers and adding support to recruiting and retention efforts. The deferred portion of ARPA funding was $11.2 million and $5.8 million for the years ended December 31, 2024 and 2023, respectively, which is included within Government stimulus advances on the Company’s Consolidated Balance Sheets.

Cash Flows

The following table summarizes historical changes in our cash flows for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
	(Amounts in Thousands)
Net cash provided by operating activities	$116,434	$112,247	$105,110
Net cash used in investing activities	(354,610)	(119,236)	(106,590)
Net cash (used in) provided by financing activities	272,296	(8,181)	(87,454)

Net cash provided by operating activities was $116.4 million for the year ended December 31, 2024, compared to $112.2 million in 2023 primarily due to the increase in net income offset by a decrease in cash flows from changes in operating assets and liabilities. The changes in accounts receivable were primarily related to the growth in revenue during the year ended December 31, 2024 compared to 2023, as described below. The related receivables due from the Illinois Department on Aging represented 21.7% and 25.8% of net accounts receivable at December 31, 2024 and 2023, respectively.

Net cash used in investing activities was $354.6 million for the year ended December 31, 2024, compared to $119.2 million for the year ended December 31, 2023. Our investing activities for the year ended December 31, 2024 primarily consisted of $0.4 million for the acquisition of Upstate, $353.5 million for the Gentiva Acquisition, $6.1 million in purchases of property and equipment related to technology infrastructure, offset by $5.4 million in proceeds received on the sale of our New York business. Our investing activities for the year ended December 31, 2023 consisted of $1.0 million primarily for the acquisition of CareStaff, $111.2 million for the acquisition of Tennessee Quality Care and $9.4 million in purchases of property and equipment primarily related to technology infrastructure.

Net cash provided by financing activities was $272.3 million for the year ended December 31, 2024 compared to net cash used in $8.2 million for the year ended December 31, 2023. Our financing activities for the year ended December 31, 2024 included borrowings of $233.0 million on the revolver portion of our credit facility to fund the Gentiva Acquisition, $175.6 million in net proceeds received from the Public Offering and cash received from the exercise of stock options of $3.4 million, offset by $136.4 million payment on the revolver portion of our credit facility and cash paid for debt issuance costs of $3.4 million. Our financing activities for the year ended December 31, 2023 included borrowings of $110.0 million on the revolver portion of our credit facility to fund two acquisitions and the payment of $118.5 million of our revolving loans.

Outstanding Accounts Receivable

Gross accounts receivable as of December 31, 2024 and 2023 were $126.4 million and $117.8 million, respectively. Outstanding accounts receivable, net of the allowance for credit losses, increased by $7.4 million as of December 31, 2024 compared to December 31, 2023. The open receivable balance from the Illinois Department on Aging, the largest payor program for the Company’s Illinois personal care operation, decreased by $3.1 million from $29.8 million as of December 31, 2023 to $26.7 million as of December 31, 2024. Our collection procedures include review of account aging and direct contact with our payors. We have historically not used collection agencies. An uncollectible amount is written off to the allowance account after reasonable collection efforts have been exhausted.

We calculate our DSO by taking the accounts receivable outstanding, net of the allowance for credit losses, divided by the net service revenues for the last quarter, multiplied by the number of days in that quarter. Our DSOs were 39 days at each of December 31, 2024 and 2023. The DSOs for our largest payor, the Illinois Department on Aging, at December 31, 2024 and 2023 were 40 days and 50 days, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2024, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

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

Goodwill and Intangible Assets

Under business combination accounting, assets and liabilities are generally recognized at their fair values and the difference between the consideration transferred, excluding transaction costs, and the fair values of the assets and liabilities is recognized as goodwill. The Company’s significant identifiable intangible assets consist of customer and referral relationships, trade names and trademarks and state licenses. The Company uses various valuation techniques to determine initial fair value of its intangible assets, including relief-from-royalty, income approach, discounted cash flow analysis, and multi-period excess earnings, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Under these valuation approaches, we are required to make estimates and assumptions about future market growth and trends, forecasted revenue and costs, expected periods over which the assets will be utilized, appropriate discount rates and other variables. The Company estimates the fair values of the trade names using the relief-from-royalty method, which requires assumptions such as the long-term growth rates of future revenues, the relief from royalty rate for such revenue, the tax rate and the discount rate. The Company estimates the fair value of existing indefinite-lived state licenses based on a blended approach of the replacement cost method and cost savings method, which involves estimating the total process costs and opportunity costs to obtain a license, by estimating future earnings before interest and taxes and applying an estimated discount rate, tax rate and time to obtain the license. The Company estimates the fair value of existing finite-lived state licenses based on a method of analyzing the definite revenue streams with the license and without the license, which involves estimating revenues and expenses, estimated time to build up to a current revenue base, which is market specific, and the non-licensed revenue allocation, revenue growth rates, discount rate and tax amortization benefits. The Company estimates the fair value of customer and referral relationships based on a multi-period excess earnings method, which involves identifying revenue streams associated with the assets, estimating the attrition rates based upon historical financial data, expenses and cash flows associated with the assets, contributory asset charges, rates of return for specific assets, growth rates, discount rate and tax amortization benefits. The Company estimates the fair value of non-competition agreements based on a method of analyzing the factors to compete and factors not to compete, which involves estimating historical financial data, forecasted financial statements, growth rates, tax amortization benefit, discount rate, review of factors to compete and factors not to compete as well as an assessment of the probability of successful enforcement for each non-competition agreement.

As of December 31, 2024 and 2023, goodwill was $970.6 million and $663.0 million, respectively, included in our Consolidated Balance Sheets. The carrying value of our goodwill is the excess of the purchase price over the fair value of the net assets acquired from various acquisitions. In accordance with ASC Topic 350, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite useful lives are not amortized. We test goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. We may elect to use a qualitative test to determine whether impairment has occurred, focused on various factors including macroeconomic conditions, market trends, specific reporting unit financial performance and other entity specific events, to determine if it is more likely than not that the fair value of a reporting unit exceeds its carrying value, including goodwill. We may also bypass the qualitative assessment and perform a quantitative test. Additionally, it is our policy to update the fair value calculation of our reporting units and perform the quantitative goodwill impairment test on a periodic basis. The quantitative goodwill impairment test involves comparing the fair value of a reporting unit with its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, then goodwill is not impaired. If the fair value of a reporting unit is less than its carrying value, then goodwill is impaired to the extent of the difference.

For the years ended December 31, 2024, 2023 and 2022, we performed the quantitative analysis to evaluate whether an impairment occurred. Since quoted market prices for our reporting units are not available, we rely on widely accepted valuation techniques to determine fair value, including discounted cash flow and market multiple approaches, which capture both the future income potential of the reporting unit and the market behaviors and actions of market participants in the industry that includes the reporting unit. These types of models require us to make assumptions and estimates regarding future cash flows, industry-specific economic factors and the profitability of future business strategies. The discounted cash flow model uses a projection of estimated operating results and cash flows that are discounted using a weighted average cost of capital. The market multiple model estimates fair value based on market multiples of earnings before interest, taxes and depreciation and amortization. Under the discounted cash flow model, the projection uses management’s best estimates of economic and market conditions over the projected period for each reporting unit using significant assumptions such as revenue growth rates, operating margins and the weighted-average cost of capital.

Based on the totality of the information available, we concluded that it was more likely than not that the estimated fair values of our reporting units were greater than their carrying values. Consequently, we concluded that there were no impairments for the years ended December 31, 2024, 2023 or 2022. The Company bases its fair value estimates on assumptions management believes to be reasonable but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

As of December 31, 2024 and 2023, intangibles, net of accumulated amortization, was $109.6 million and $92.0 million, respectively, included in our Consolidated Balance Sheets. Our identifiable intangible assets consist of customer and referral relationships, trade names, trademarks, state licenses and non-competition agreements. Definite-lived intangible assets are amortized using straight-line and accelerated methods based upon the estimated useful lives of the respective assets, which range from one to twenty-five years, and assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Customer and referral relationships are amortized systematically over the periods of expected economic benefit, which range from five to ten years. We would recognize an impairment loss when the estimated future non-discounted cash flows associated with the intangible asset are less than the carrying value. An impairment charge would then be recorded for the excess of the carrying value over the fair value. We estimate the fair value of these intangible assets using the income approach. In accordance with ASC Topic 350, Goodwill and Other Intangible Assets, intangible assets with indefinite useful lives are not amortized. We test intangible assets with indefinite useful lives for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. No impairment charge was recorded for the years ended December 31, 2024, 2023 or 2022. Amortization of intangible assets is reported in the statement of income caption, “Depreciation and amortization” and not included in the income statement caption cost of service revenues.

Recent Accounting Pronouncements

Refer to Note 1 to the Notes to Consolidated Financial Statements for further discussion.

Standby Letters of Credit

We had outstanding letters of credit of $8.0 million at December 31, 2024. These standby letters of credit benefit our third-party insurer for our high deductible workers’ compensation insurance program. The amount of the letters of credit is negotiated annually in conjunction with the insurance renewals.

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

As of December 31, 2024, the Company had outstanding debt on our revolving loan under our credit facility of $223.0 million, payable on July 30, 2028. Interest payments associated with the debt aggregate to $54.5 million, with $15.6 million payable within 12 months. As described in Note 9 to the Notes to Consolidated Financial Statements, interest on borrowings under the revolving loan are variable. The calculated interest payable amounts use actual rates available through January 2024 and assumes the January rates of 6.34%, for all future interest payable on the revolving loans. See Note 9, Long-Term Debt, to the Notes to Consolidated Financial Statements for additional details of our long-term debt.

Leases

The Company has lease arrangements for local branches, our corporate headquarters and certain equipment. As of December 31, 2024, the Company had fixed lease payment obligations aggregating to $65.0 million, with $15.8 million payable within 12 months. See Note 2, Leases, to the Notes to Consolidated Financial Statements for additional details of our leases.

The Company sublet a portion of its corporate headquarters space in Frisco, Texas in November 2022 to a third party under a two-year sublease term for a monthly base rent of $0.1 million. The sublease expired in January 2025. As the result, the Company recorded $5.0 million in impairment charges on operating lease assets, included within general administrative expenses. Of the $5.0 million in impairment charges on operating lease assets recorded, $2.2 million in exit charges was included.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. As of December 31, 2024, we had outstanding borrowings of approximately $223.0 million on our credit facility, all of which was subject to variable interest rates. As of December 31, 2023, we had outstanding borrowings of approximately $126.4 million on our credit facility, all of which was subject to variable interest rates. If the variable rates on this debt were 100 basis points higher than the rate applicable to the borrowing during the year ended December 31, 2024, our net income would have decreased by $0.6 million, or $0.03 per diluted share. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.

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

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Under SEC Staff guidance, companies are permitted to exclude acquisitions from their first assessment of internal control over financial reporting which covers the period in which such acquisition was completed. We excluded the personal care business of Curo Health Services, LLC, a Delaware limited liability company that does business as Gentiva (the “Gentiva Acquisition”), from our assessment of internal control over financial reporting as of December 31, 2024 because it was acquired in a purchase business combination on December 2, 2024.

•	These acquired operations represented 2.0% of our revenues, 3.0% of our operating income and 2.4% of our assets as of and for the year ended December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears within Part IV, Item 15—“Exhibits and Financial Statement Schedules.”

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable. Without limiting the generality of the foregoing, during the quarter ended December 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, as such terms are defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K as we intend to file our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders pursuant to Regulation 14A of the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the 2025 Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2024.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the 2025 Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the 2025 Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the 2025 Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the 2025 Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2024.

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

		10-Q	001-34504	5/9/2017	10.3

10.10*	Addus HomeCare Corporation’s 2017 Omnibus Incentive Plan, effective as of April 27, 2017.	8-K	001-34504	6/16/2017	10.1

10.11*	Form of Nonqualified Stock Option Award Agreement pursuant to the 2017 Omnibus Incentive Plan.	10-K	001-34504	3/14/2018	10.28

10.12*	Form of Restricted Stock Award Agreement pursuant to the 2017 Omnibus Incentive Plan.	10-K	001-34504	3/14/2018	10.29

10.13	Stock Purchase Agreement, dated February 27, 2018, by and among Addus Healthcare, Inc., Michael J. Merrell and Mary E. Merrell, individually, Michael J. Merrell and Mary E. Merrell, as Trustees of the Merrell Revocable Trust UTA dated June 3, 2012, and Michael J. Merrell and Mary E. Merrell, as Trustees of the Ambercare Corporation Employee Stock Ownership Plan Trust.	8-K	001-34504	3/5/2018	10.1

10.14	Amended and Restated Credit Agreement by and among Addus HealthCare, Inc., as borrower, the Company, the other Credit Parties party thereto, the Lenders and L/C Issuers party thereto, and Capital One, National Association, as administrative agent.	10-Q	001-34504	8/11/2018	10.2

10.15*	Second Amended and Restated Employment and Non-Competition Agreement, dated November 5, 2018, by and between Addus HealthCare, Inc. and R. Dirk Allison.	10-Q	001-34504	8/11/2018	10.3

10.16*	Second Amended and Restated Employment and Non-Competition Agreement, dated November 5, 2018, by and between Addus HealthCare, Inc. and Brian Poff.	10-Q	001-34504	8/11/2018	10.4

10.17*	Second Amended and Restated Employment and Non-Competition Agreement, dated November 5, 2018, by and between Addus HealthCare, Inc. and Darby Anderson.	10-Q	001-34504	8/11/2018	10.6

10.18*	Second Amended and Restated Employment and Non-Competition Agreement, dated November 5, 2018, by and between Addus HealthCare, Inc. and W. Bradley Bickham.	10-Q	001-34504	8/11/2018	10.7

10.19	Amended and Restated Credit Agreement, dated as of October 31, 2018, by and among Addus HealthCare, Inc., as borrower, the Company, the other Credit Parties party thereto, the Lenders and L/C Issuers party thereto, and Capital One, National Association, as administrative agent.	10-Q	001-34504	11/8/2018	10.2

10.20*	Employment and Non-Competition Agreement, effective April 29, 2019, by and between Addus HealthCare, Inc. and Sean Gaffney.	8-K	001-34504	4/8/2019	99.2

10.21*	Employment and Non-Competition Agreement, effective November 7, 2019, by and between Addus HealthCare, Inc. and David Tucker.	10-K	001-34504	8/10/2020	10.40

10.22*	Employment and Non-Competition Agreement, effective November 7, 2019, by and between Addus HealthCare, Inc. and Mike Wattenbarger.	10-K	001-34504	8/10/2020	10.41

10.23	Equity Purchase Agreement, dated August 25, 2019, by and among Addus Healthcare, Inc., Hospice Partners of America, LLC, New Capital Partners II – HS, Inc., Senior Care Services, LLC, Eastside Partners II, L.P., and New Capital Partners II, LLC.	S-3ASR	333-233600	9/3/2019	2.1

10.24	First Amendment to Amended and Restated Credit Agreement, dated as of September 12, 2019, by and among Addus HealthCare, Inc., as the Borrower, Addus HomeCare Corporation, other Credit Parties party thereto, Capital One, National Association, as administrative agent and as a Lender, and the other Lenders party thereto.	10-Q	001-34504	9/13/2019	10.1

10.25	Unit Purchase Agreement, dated November 10, 2020, by and among Addus Healthcare, Inc., Queen City Hospice, LLC, Miracle City Hospice, LLC, and QCH Holdings LLC.	10-K	001-34504	3/1/2021	10.45

10.26	Amendment to Unit Purchase Agreement, dated December 3, 2020, by and among Addus Healthcare, Inc., Queen City Hospice, LLC, Miracle City Hospice, LLC, and QCH Holdings LLC.	10-K	001-34504	3/1/2021	10.46

10.27*	Employment and Non-Competition Agreement, effective June 14, 2021, by and between Addus HealthCare, Inc. and Roberton James Stevenson.	10-Q	001-34504	8/4/2021	10.2

10.28**	Second Amendment to Amended and Restated Credit Agreement, dated as of July 30, 2021, by and among Addus HealthCare, Inc., as the Borrower, Addus HomeCare Corporation, the other Credit Parties party thereto, Capital One, National Association, as administrative agent and as a Lender, and the other Lenders party thereto.	8-K	001-34504	8/4/2021	10.1

10.29*	2022 Form of Indemnification Agreement.	10-K	001-34504	2/25/2022	10.50

10.30*	Amended and Restated Employment and Non-Competition Agreement, effective March 1, 2022, by and between Addus HealthCare, Inc. and Monica Raines.	10-Q	001-34504	5/23/2022	10.1

10.31*	Employment and Non-Competition Agreement, effective April 20, 2022, by and between Addus HealthCare, Inc. and Cliff Blessing.	10-Q	001-34504	8/2/2022	10.1

10.32	Third Amendment to Amended and Restated Credit Agreement, dated as of April 26, 2023, by and among Addus HealthCare, Inc., as the Borrower, Addus HomeCare Corporation, the other Credit Parties party thereto, Capital One, National Association, as administrative agent and as a Lender, and the other Lenders party thereto.	10-Q	001-34504	5/2/2023	10.1

10.33*	Addus HomeCare Corporation Amended and Restated 2017 Omnibus Incentive Plan.	10-Q	001-34504	8/1/2023	10.1

10.34**	Membership Interests Purchase Agreement, dated June 28, 2023, by and among Addus HealthCare, Inc., HHH Newco Holdings, LLC, American Health Companies, LLC, American Home Care, LLC, Homecare, LLC, Tennessee Valley Home Care, LLC, and Tri-County Home Health and Hospice, LLC.	10-Q	001-34504	8/1/2023	10.1

10.35	Stock and Asset Purchase Agreement, dated June 8, 2024, by and between Addus HealthCare, Inc. and Curo Health Services, LLC.	10-Q	001-34504	8/6/2024	10.1

10.36**	Fourth Amendment to Amended and Restated Credit Agreement, dated as of October 22, 2024, by and among Addus HealthCare, Inc., as the Borrower, Addus HomeCare Corporation, the other Credit Parties party thereto, Capital One, National Association, as administrative agent and as a Lender, and the other Lenders party thereto.	8-K	001-34504	10/22/2024	10.1

19.1	Addus Homecare Corporation Insider Trading Policy

21.1	Subsidiaries of Addus HomeCare Corporation.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Addus Homecare Corporation Compensation Recoupment Policy

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

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

Date: February 25, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ R. DIRK ALLISON R. Dirk Allison	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 25, 2025

/s/ BRIAN POFF Brian Poff	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2025

/s/ HEATHER DIXON Heather Dixon	Director	February 25, 2025

/s/ MICHAEL EARLEY Michael Earley	Director	February 25, 2025

/s/ MARK L. FIRST Mark L. First	Director	February 25, 2025

/s/ DARIN J. GORDON Darin J. Gordon	Director	February 25, 2025

/s/ ESTEBAN LÓPEZ, M.D. Esteban López, M.D.	Director	February 25, 2025

/s/ VERONICA HILL-MILBOURNE	Director	February 25, 2025
Veronica Hill-Milbourne

/s/ JEAN RUSH	Director	February 25, 2025
Jean Rush

/s/ SUSAN T. WEAVER, M.D., FACP Susan T. Weaver, M.D., FACP	Director	February 25, 2025

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Addus HomeCare Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Addus HomeCare Corporation and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management has excluded the business acquired from Gentiva (the Gentiva Acquisition), from its assessment of internal control over financial reporting as of December 31, 2024, because it was acquired by the Company in a purchase business combination during 2024. We have also excluded Gentiva from our audit of internal control over financial reporting. Gentiva is a wholly-owned business whose total revenues, total operating income, and total assets excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 2.0%, 3.0%, and 2.4% respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.

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

Valuation of Accounts Receivable, Net of Allowances for Implicit Price Concessions

As described in Note 1 to the consolidated financial statements, net service revenue is recognized at the amount that reflects the consideration the Company expects to receive in exchange for providing services directly to consumers. Amounts collected may be less than amounts billed due to implicit price concessions, resulting from client eligibility issues, insufficient or incomplete documentation, services at levels other than authorized, pricing differences and other reasons unrelated to credit risk. Management estimates the value of accounts receivable, net of allowances for implicit price concessions, based upon historical experience and other factors, including an aging of accounts receivable, evaluation of expected adjustments, past adjustments and collection experience in relation to amounts billed, current contract and reimbursement terms, shifts in payors and other relevant information. The evaluation of these historical and other factors involves complex, subjective judgments. Accounts receivable, net of allowances for implicit price concessions (before the allowance for credit losses) were $126.4 million as of December 31, 2024.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimate of accounts receivable, net of implicit price concessions, including controls over the allowance for implicit price concessions. These procedures also included, among others (i) testing management’s process for developing the estimate of accounts receivable, net of allowances for implicit price concessions; (ii) evaluating the relevance and use of historical experience data as an input into management’s estimate; (iii) testing the completeness and accuracy of underlying historical collection data used as an input into management’s estimate; (iv) testing, on a sample basis, the accuracy of revenue transactions and cash collections from the billing and collection data used as an input into the estimate; (v) evaluating the historical accuracy of management’s estimate of the amount expected to be collected by performing a retrospective comparison of actual cash collections to the related accounts receivable; and (vi) performing a comparison of the remaining uncollected accounts receivable balance as of a date subsequent to year end, to expected future cash collections based on the Company’s historical collection patterns.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

February 25, 2025

We have served as the Company’s auditor since 2019.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2024 and 2023

(amounts and shares in thousands, except per share data)

	2024	2023
Assets
Current assets
Cash	$98,911	$64,791
Accounts receivable, net of allowances for credit losses	122,880	115,499
Prepaid expenses and other current assets	38,591	19,714
Total current assets	260,382	200,004
Property and equipment, net of accumulated depreciation and amortization	24,703	24,011
Other assets
Goodwill	970,558	662,995
Intangibles, net of accumulated amortization	109,643	91,983
Operating lease assets, net	47,348	45,433
Total other assets	1,127,549	800,411
Total assets	$1,412,634	$1,024,426
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$27,176	$26,183
Accrued payroll	62,053	56,551
Accrued expenses	28,959	33,236
Operating lease liabilities, current portion	12,800	11,339
Government stimulus advances	11,239	5,765
Accrued workers’ compensation insurance	13,644	12,043
Total current liabilities	155,871	145,117
Long-term liabilities
Long-term debt, net of debt issuance costs	218,443	124,132
Long-term operating lease liabilities	41,883	39,711
Deferred income tax	25,820	8,529
Other long-term liabilities	125	243
Total long-term liabilities	286,271	172,615
Total liabilities	$442,142	$317,732
Stockholders’ equity
Common stock—$.001 par value; 40,000 authorized and 18,148 and 16,227 shares issued and outstanding as of December 31, 2024 and 2023, respectively	$18	$16
Additional paid-in capital	594,044	403,846
Retained earnings	376,430	302,832
Total stockholders’ equity	970,492	706,694
Total liabilities and stockholders’ equity	$1,412,634	$1,024,426

See accompanying Notes to Consolidated Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2024, 2023 and 2022

(amounts and shares in thousands, except per share data)

	For the Years Ended December 31,
	2024	2023	2022
Net service revenues	$1,154,599	$1,058,651	$951,120
Cost of service revenues	779,578	718,775	651,381
Gross profit	375,021	339,876	299,739
General and administrative expenses	258,800	234,794	216,942
Depreciation and amortization	13,530	14,126	14,060
Total operating expenses	272,330	248,920	231,002
Operating income	102,691	90,956	68,737
Interest income	(4,394)	(1,476)	(341)
Interest expense	7,732	11,106	8,907
Total interest expense, net	3,338	9,630	8,566
Income before income taxes	99,353	81,326	60,171
Income tax expense	25,755	18,810	14,146
Net income	$73,598	$62,516	$46,025
Net income per common share
Basic net income per share	$4.33	$3.91	$2.90
Diluted net income per share	$4.23	$3.83	$2.84
Weighted average number of common shares and potential common shares outstanding:
Basic	17,006	15,996	15,861
Diluted	17,380	16,311	16,181

See accompanying Notes to Consolidated Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2024, 2023 and 2022

(amounts and shares in thousands)

	Common Stock		Additional Paid in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2022	15,940	$16	$380,037	$194,291	$574,344
Issuance of shares of common stock under restricted stock award agreements	129	—	—	—	—
Forfeiture of shares of common stock under restricted stock award agreements	(4)	—	—	—	—
Stock-based compensation	—	—	10,625	—	10,625
Shares issued for exercise of stock options	63	—	2,546	—	2,546
Net income	—	—	—	46,025	46,025
Balance at December 31, 2022	16,128	$16	$393,208	$240,316	$633,540
Issuance of shares of common stock under restricted stock award agreements	86	—	—	—	—
Stock-based compensation	—	—	10,319	—	10,319
Shares issued for exercise of stock options	13	—	319	—	319
Net income	—	—	—	62,516	62,516
Balance at December 31, 2023	16,227	$16	$403,846	$302,832	$706,694
Issuance of shares of common stock under restricted stock award agreements	151	—	—	—	—
Forfeiture of shares of common stock under restricted stock award agreements	(5)	—	—	—	—
Stock-based compensation	—	—	11,165	—	11,165
Shares issued for exercise of stock options	50	—	3,435	—	3,435
Shares issued in public offering, net of offering costs	1,725	2	175,598	—	175,600
Net income	—	—	—	73,598	73,598
Balance at December 31, 2024	18,148	$18	$594,044	$376,430	$970,492

See accompanying Notes to Consolidated Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2024, 2023 and 2022

(amounts in thousands)

	For the Years
	Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$73,598	$62,516	$46,025
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	13,530	14,126	14,060
Deferred income taxes	13,192	2,819	3,908
Stock-based compensation	11,165	10,319	10,625
Amortization of debt issuance costs under the credit facility	1,050	860	860
Provision for credit losses	1,121	731	678
Gain on disposal of assets	(13)	—	—
Impairment of operating lease assets	4,968	13	1,174
(Gain) loss on termination of operating leases	42	(23)	—
Gain on divestiture of business	(3,725)	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	22,137	15,666	20,592
Prepaid expenses and other current assets	(19,065)	(3,113)	1,471
Government stimulus advances	5,474	(7,577)	8,739
Accounts payable	(1,909)	2,025	2,514
Accrued payroll	(146)	9,176	(918)
Accrued expenses and other liabilities	(4,985)	4,709	(4,618)
Net cash provided by operating activities	116,434	112,247	105,110
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(353,946)	(109,797)	(98,290)
Purchases of property and equipment	(6,050)	(9,454)	(8,300)
Proceeds received from disposal of assets	29	15	—
Proceeds received from divestiture of business	5,357	—	—
Net cash used in investing activities	(354,610)	(119,236)	(106,590)
Cash flows from financing activities:
Proceeds from borrowings on revolver — credit facility	233,000	110,000	47,000
Payments on revolver loan — credit facility	(136,353)	(118,500)	(137,000)
Proceeds from public offering	175,600	—	—
Payments for debt issuance costs under the credit facility	(3,386)	—	—
Cash received from exercise of stock options	3,435	319	2,546
Net cash (used in) provided by financing activities	272,296	(8,181)	(87,454)
Net change in cash	34,120	(15,170)	(88,934)
Cash, at beginning of period	64,791	79,961	168,895
Cash, at end of period	$98,911	$64,791	$79,961
Supplemental disclosures of cash flow information:
Cash paid for interest	$6,520	$10,254	$7,985
Cash paid for income taxes	26,251	14,985	1,483
Supplemental disclosures of non-cash investing and financing activities
Leasehold improvements acquired through tenant allowances	130	—	295
Licensing fees included in Fixed assets	—	4,000	4,000

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

Reclassification of Prior Period Balances

Certain reclassifications have been made to prior period amounts to conform to the current-year presentation including the reporting of deferred tax liabilities as a separate line item on the Consolidated Balance Sheets. These reclassifications have no effect on the reported net income for the years ended December 31, 2024, 2023 and 2022.

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

Hospice Revenue

The Company generates net service revenues from providing hospice services to consumers who are terminally ill as well as related services for their families. Net service revenues are recognized as services are provided and costs for delivery of such services are incurred. The estimated payment rates are daily rates for each of the levels of care the Company delivers. Hospice companies are subject to two specific payment limit caps under the Medicare program each federal fiscal year, the inpatient cap and the aggregate cap. The inpatient cap limits the number of inpatient care days provided to no more than 20% of the total days of hospice care provided to Medicare patients for the year. If a hospice exceeds the number of allowable inpatient care days, the hospice must refund any amounts received for inpatient care that exceed the total of: (i) the product of the total reimbursement paid to the hospice for inpatient care multiplied by the ratio of the maximum number of allowable inpatient days to the actual number of inpatient care days furnished by the hospice to Medicare patients; and (ii) the product of the number of actual inpatient days in excess of the limitation multiplied by the routine home care rate. The aggregate cap, which is calculated each federal fiscal year, limits the amount of Medicare reimbursement a hospice may receive, based on the number of Medicare patients served. If a hospice’s Medicare payments exceed its aggregate cap, it must repay Medicare for the excess amount. In federal fiscal year 2025, the aggregate cap is $34,465.34. For the years ended December 31, 2024 and 2023, the Company recorded a liability of $1.7 million and $0.8 million, respectively, related to the Medicare aggregate cap limit.

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

Subsequent adjustments to accounts receivable determined to be the result of an adverse change in the payor’s ability to pay are recognized as provision for credit losses. The majority of what historically was classified as provision for credit losses under operating expenses is now treated as an implicit price concession factored into the determination of net service revenues discussed above. Our collection procedures include review of account aging and direct contact with our payors. We have historically not used collection agencies. An uncollectible amount is written off to the allowance account after reasonable collection efforts have been exhausted. As of December 31, 2024 and 2023, the allowance for credit losses balance was $3.5 million and $2.3 million, respectively, which is included in accounts receivable, net of allowances for credit losses on the Company’s Consolidated Balance Sheets.

Activity in the allowance for credit losses is as follows (in thousands):

Allowance for credit losses	Balance at beginning of period	Additions/ charges	Deductions (1)	Balance at end of period
Year ended December 31, 2024
Allowance for credit losses	$2,310	1,121	(101)	$3,532
Year ended December 31, 2023
Allowance for credit losses	$1,634	731	55	$2,310
Year ended December 31, 2022
Allowance for credit losses	$1,433	678	477	$1,634

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

Leases

The Company recognizes a lease liability and a right-of-use (“ROU”) asset for all leases, including operating leases, with a term greater than twelve months on the balance sheet. We have historically entered into operating leases for local branches, our corporate headquarters and certain equipment. The Company’s current leases have expiration dates through 2035. Certain of our arrangements have free rent periods and/or escalating rent payment provisions. We recognize rent expense on a straight-line basis over the lease term. Certain of the Company’s leases include termination options and renewal options for periods ranging from one to five years. Renewal options generally are not considered in determining the lease term, and payments associated with the option years are excluded from lease payments unless we are reasonably certain to exercise the renewal option.

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

Operating lease assets are valued based on the initial operating lease liabilities plus any prepaid rent, reduced by tenant improvement allowances. Operating lease assets are tested for impairment in the same manner as our long-lived assets. For the years ended December 31, 2024, 2023 and 2022 the Company recorded $5.0 million, $13,000 and $1.2 million, respectively, in impairment charges on operating lease assets, included within general administrative expenses. Of the $5.0 million in impairment charges on operating lease assets recorded, $2.2 million in exit charges was included.

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

As of December 31, 2024 and 2023, goodwill was $970.6 million and $663.0 million, respectively, included on the Company’s Consolidated Balance Sheets. The Company’s carrying value of goodwill is the excess of the purchase price over the fair value of the net assets acquired from various acquisitions. In accordance with Accounting Standards Codification (“ASC”) Topic 350, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite useful lives are not amortized. The Company tests goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. The Company may elect to use a qualitative test to determine whether impairment has occurred, focused on various factors including macroeconomic conditions, market trends, specific reporting unit financial performance and other entity specific events, to determine if it is more likely than not that the fair value of a reporting unit exceeds its carrying value, including goodwill. The Company may also bypass the qualitative assessment and perform a quantitative test. Additionally, it is the Company’s policy to update the fair value calculation of our reporting units and perform the quantitative goodwill impairment test on a periodic basis. The quantitative goodwill impairment test involves comparing the fair value of a reporting unit with its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, then goodwill is not impaired. If the fair value of a reporting unit is less than its carrying value, then goodwill is impaired to the extent of the difference.

For the years ended December 31, 2024, 2023 and 2022, the Company performed the quantitative analysis to evaluate whether an impairment occurred. Since quoted market prices for our reporting units are not available, the Company relies on widely accepted valuation techniques to determine fair value, including discounted cash flow and market multiple approaches, which capture both the future income potential of the reporting unit and the market behaviors and actions of market participants in the industry that includes the reporting unit. These types of models require us to make assumptions and estimates regarding future cash flows, industry-specific economic factors and the profitability of future business strategies. The discounted cash flow model uses a projection of estimated operating results and cash flows that are discounted using a weighted average cost of capital. The market multiple model estimates fair value based on market multiples of earnings before interest, taxes and depreciation and amortization. Under the discounted cash flow model, the projection uses management’s best estimates of economic and market conditions over the projected period for each reporting unit using significant assumptions such as revenue growth rates, operating margins and the weighted-average cost of capital.

Based on the totality of the information available, the Company concluded that it was more likely than not that the estimated fair values of our reporting units were greater than their carrying values. Consequently, the Company concluded that there were no impairments for the years ended December 31, 2024, 2023 or 2022. The Company bases its fair value estimates on assumptions management believes to be reasonable but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

As of December 31, 2024 and 2023, intangibles, net of accumulated amortization, was $109.6 million and $92.0 million, respectively, included on the Company’s Consolidated Balance Sheets. The Company’s identifiable intangible assets consist of customer and referral relationships, trade names, trademarks, state licenses and non-competition agreements. Definite-lived intangible assets are amortized using straight-line and accelerated methods based upon the estimated useful lives of the respective assets, which range from one to twenty-five years, and assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Customer and referral relationships are amortized systematically over the periods of expected economic benefit, which range from five to ten years. The Company would recognize an impairment loss when the estimated future non-discounted cash flows associated with the intangible asset are less than the carrying value. An impairment charge would then be recorded for the excess of the carrying value over the fair value. The Company estimates the fair value of these intangible assets using the income approach. In accordance with ASC Topic 350, Goodwill and Other Intangible Assets, intangible assets with indefinite useful lives are not amortized. We test intangible assets with indefinite useful lives for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. No impairment charge was recorded for the years ended December 31, 2024, 2023 or 2022. Amortization of intangible assets is reported in the statement of income caption, “Depreciation and amortization” and not included in the income statement caption cost of service revenues.

Debt Issuance Costs

The Company amortizes debt issuance costs on a straight-line method over the term of the related debt. This method approximates the effective interest method. In accordance with ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, the Company has classified the debt issuance costs as a direct deduction from the carrying amount of the related liability.

Workers’ Compensation Program

The Company’s workers’ compensation insurance program has a $0.4 million deductible component. The Company recognizes its obligations associated with this program in the period the claim is incurred. The cost of both the claims reported and claims incurred but not reported, up to the deductible, have been accrued based on historical claims experience, industry statistics and an actuarial analysis. The future claims payments related to the workers’ compensation program are secured by letters of credit. These letters of credit totaled $8.0 million at each of December 31, 2024 and 2023. The Company monitors its claims quarterly and adjusts its reserves as necessary in the current period. These costs are recorded primarily as cost of services on the Consolidated Statements of Income. As of December 31, 2024 and 2023, the Company recorded $13.6 million and $12.0 million, respectively, in accrued workers’ compensation insurance on the Company’s Consolidated Balance Sheets. As of December 31, 2024 and 2023, the Company recorded $0.8 million and $0.6 million, respectively, in workers’ compensation insurance receivables. The workers’ compensation insurance receivable is included in prepaid expenses and other current assets on the Company’s Consolidated Balance Sheets.

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

Stock-based Compensation

The Company currently has one stock incentive plan, the Amended and Restated 2017 Omnibus Incentive Plan (the “A&R 2017 Plan”), under which new grants of stock-based employee compensation are made. The Company accounts for stock-based compensation in accordance with ASC Topic 718, Stock Compensation. Compensation expense is recognized on a straight-line basis under the A&R 2017 Plan over the vesting period of the equity awards based on the grant date fair value of the options and restricted stock awards. The Company utilizes the Black-Scholes Option Pricing Model to value the Company’s options. Forfeitures are recognized when they occur. Stock-based compensation expense was $11.2 million, $10.3 million and $10.6 million for the years ended December 31, 2024, 2023 and 2022, respectively, included within general and administrative expenses on the Consolidated Statements of Income.

Diluted Net Income Per Common Share

Diluted net income per common share, calculated on the treasury stock method, is based on the weighted average number of shares outstanding during the period. The Company’s outstanding securities that may potentially dilute the common stock are stock options and restricted stock awards.

Included in the Company’s calculation of diluted earnings per share for the year ended December 31, 2024 were approximately 406,000 stock options outstanding, of which approximately 259,000 were dilutive. In addition, there were approximately 244,000 restricted stock awards outstanding, of which approximately 115,000 were dilutive for the year ended December 31, 2024.

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

Going Concern

In connection with the preparation of the financial statements for the years ended December 31, 2024 and 2023, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the entity’s ability to continue as a going concern within one year after the date of the issuance, of the financial statements. Based on the evaluation, we believe that cash flows from operations will be sufficient to meet our ongoing liquidity requirements for at least twelve months from the date of issuance.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in the ASU require, among other things, disclosure of significant segment expenses that are regularly provided to an entity’s chief operating decision maker (“CODM”) and a description of other segment items (the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss) by reportable segment, as well as disclosure of the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The ASU was adopted in this annual report by including significant segment expenses reviewed by the Company’s CODM, but did not have a material impact on the Company’s results of operations, financial position or cash flows. Refer to Note 14, Segment Information, for the updated presentation.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, and other transactions subject to meeting certain criteria, that reference the London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. Therefore, it was in effect for a limited time through December 31, 2022. The ASU was adopted as of January 1, 2023 and did not have a material impact on the Company’s results of operations or liquidity. As discussed further in Note 9 and pursuant to the Third Amendment to Amended and Restated Credit Agreement dated as of April 26, 2023, the Company amended its credit facility to replace LIBOR with the secured overnight financing rate as administered by the Federal Reserve Bank of New York (“SOFR”) as the benchmark reference rate for loans under its credit facility. The transition to SOFR did not and is not expected to have a material impact on the Company’s results of operations or liquidity.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvement to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, may be applied prospectively or retrospectively, and allows for early adoption. These requirements are not expected to have a material impact on the Company’s financial statements and will expand income tax disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new guidance is intended to provide investors more detailed disclosures around specific types of expenses. The new disclosures require certain details for expenses presented on the face of the Consolidated Statements of Operations as well as selling expenses to be presented in the notes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. The Company is currently assessing the impact and timing of adopting the updated provisions.

2. Leases

Amounts reported on the Company’s Consolidated Balance Sheets for operating leases were as follows:

	December 31,
	2024	2023
	(Amounts in Thousands)
Operating lease assets, net	$47,348	$45,433
Short-term operating lease liabilities	12,800	11,339
Long-term operating lease liabilities	41,883	39,711
Total operating lease liabilities	$54,683	$51,050

Lease Costs

Components of lease costs were reported in general and administrative expenses in the Company’s Consolidated Statements of Income as follows:

	For the Years Ended December 31,
	(Amounts in Thousands)
	2024	2023	2022
Operating lease costs	$13,386	$13,026	$11,354
Short-term lease costs	735	1,147	2,885
Total lease costs	14,121	14,173	14,239
Less: sublease income	(2,267)	(2,770)	(951)
Total lease costs, net	$11,854	$11,403	$13,288

Lease Term and Discount Rate

Weighted average remaining lease terms and discount rates were as follows:

	December 31,
	2024	2023	2022
Operating leases:
Weighted average remaining lease term	5.48	6.26	5.82
Weighted average discount rate	6.20%	5.47%	3.98%

Maturity of Lease Liabilities

Remaining operating lease payments as of December 31, 2024 were as follows:

Operating Leases
(Amounts in Thousands)
Due in 12-month period ended December 31,
2025	$15,793
2026	13,016
2027	9,732
2028	6,923
2029	6,225
Thereafter	13,269
Total future minimum rental commitments	64,958
Less: Imputed interest	(10,275)
Total lease liabilities	$54,683

Supplemental Cash Flow Information

	For the Years Ended December 31,
	(Amounts in Thousands)
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,783	$14,396	$13,015
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$15,489	$17,221	$14,746

The Company sublet a portion of its corporate headquarters space in Frisco, Texas in November 2022 to a third party under a two-year sublease term for a monthly base rent of $0.1 million. The sublease expired in January 2025. As the result, the Company recorded $5.0 million in impairment charges on operating lease assets, included within general administrative expenses. Of the $5.0 million in impairment charges on operating lease assets recorded, $2.2 million in exit charges was included.

3. Public Offering

On June 28, 2024, the Company completed a public offering of an aggregate 1,725,000 shares of common stock, par value $0.001 per share, including 225,000 shares of common stock sold pursuant to the exercise in full by the underwriters of their option to purchase additional shares, at a public offering price of $108.00 per share (the “Public Offering”). The Company received net proceeds of approximately $175.6 million, after deducting underwriting discounts and estimated offering expenses of approximately $10.7 million. The Company used approximately $81.4 million from the net proceeds of the Public Offering for the repayment of indebtedness outstanding under its credit facility and may use any remaining net proceeds of the Public Offering for general corporate purposes, including the Gentiva Acquisition and any future acquisitions or investments. The Public Offering resulted in an increase to additional paid in capital of approximately $175.6 million on the Company’s Consolidated Balance Sheets at December 31, 2024.

4. Acquisition

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

Gentiva Acquisition

On December 2, 2024, the Company completed the Gentiva Acquisition. The purchase price was approximately $353.6 million, and is subject to the completion of working capital and related adjustments. The purchase was funded with the combination of a $233.0 million draw on the Company’s revolving credit facility and a portion of the net proceeds of the Public Offering. With the Gentiva Acquisition, the Company expanded its services within its personal care services segment in Arizona, Arkansas, California and North Carolina, and entered the market in Missouri and Texas. The home health segment also was expanded in Tennessee. The related acquisition and integration costs were $10.8 million and $1.0 million, respectively, for the year ended December 31, 2024. These costs are included in general and administrative expenses on the Consolidated Statements of Income and were expensed as incurred.

Based upon management’s valuations, which are preliminary and subject to completion of working capital adjustments, the fair values of the assets and liabilities acquired are as follows:

Total (Amounts in Thousands)
Goodwill	$309,898
Identifiable intangible assets	28,600
Cash	19
Accounts receivable	24,715
Property and equipment	1,112
Operating lease assets, net	6,838
Other current assets	71
Accounts payable	(1,555)
Accrued payroll	(5,648)
Operating lease liabilities, total	(6,386)
Deferred tax liabilities, net	(4,099)
Tota purchase price	$353,565

Identifiable intangible assets acquired included $4.9 million in a trade name, $23.0 million of definite-lived state licenses and $0.7 million of indefinite-lived state licenses. The preliminary estimated fair value of identifiable intangible assets was determined with the assistance of a valuation specialist, using Level 3 inputs as defined under ASC Topic 820. The fair value analysis and related valuations reflect the conclusions of management. All estimates, key assumptions, and forecasts were either provided by or reviewed by the Company. The goodwill and intangible assets acquired are deductible for tax purposes.

The Gentiva Acquisition accounted for $22.6 million of net service revenues and $3.1 million of operating income for the year ended December 31, 2024.

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

Based upon management’s valuations, the fair values of the assets and liabilities acquired are as follows:

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

Based upon management’s valuations, the fair values of the assets and liabilities acquired are as follows:

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

Other Acquisitions

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

On October 1, 2022, we completed the acquisition of Apple Home for approximately $12.7 million, with funding provided by drawing on the Company’s revolving credit facility. The additional contingent consideration of up to approximately $2.0 million was settled without further payment. With the purchase of Apple Home, the Company expanded clinical services for its home health segment in Illinois and recorded goodwill of $8.9 million.

For the year ended December 31, 2024, the following table contains unaudited pro forma Consolidated Income Statement information of the Company as if the Gentiva Acquisition closed on January 1, 2023. For the year ended December 31, 2023, the following table contains unaudited pro forma Consolidated Income Statement information of the Company as if the acquisition of Tennessee Quality Care closed on January 1, 2022. For the year ended December 31, 2022, the following table contains unaudited pro forma Consolidated Income Statement information of the Company as if the acquisition of JourneyCare closed on January 1, 2021.

	For the Years Ended December 31, (Amounts in Thousands, Unaudited)
	2024	2023	2022
Net service revenues	$1,412,031	$1,363,454	$991,566
Operating income from continuing operations	138,998	129,103	73,353
Net income from continuing operations	103,381	90,340	46,270
Net income per common share
Basic income per share	$6.08	$5.65	$2.92
Diluted income per share	$5.95	$5.54	$2.86

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

5. Divestiture

Effective May 20, 2024, the Company entered into a definitive asset purchase agreement to sell all of the Company’s New York operations for a purchase price of up to $23.0 million in cash, subject to certain adjustments, including adjustments for future operating requirements (the “New York Asset Sale”). The purchase price of up to $23.0 million includes 50% cash consideration, paid out as an initial payment of $4.6 million, $6.9 million paid pro rata as a deferred payment as caregivers are transferred and 50% in the form of contingent consideration for the Company’s CDPAP business. The Company entered into a consulting agreement with the purchaser effective May 20, 2024, as the transfer of clients and caregivers and payment for assets pursuant to the New York Asset Sale is occurring over time as regulatory approvals are received, coordination of the transfer of clients and caregivers occurs, and the change of control takes place. The Company determined that the consulting agreement gave it the ability to control the business.

In October 2024, the Company determined that it no longer controlled the business as it transferred more than 50% of the clients and caregivers and therefore qualified for sale consideration of the New York Asset Sale. As a result, the Company deconsolidated the results of its New York operations and recorded a gain on divestiture of $3.7 million during the year ended December 31, 2024. The gain is reflected within general and administrative expenses on the consolidated statement of operations.

In connection with this transaction, the Company will cease operations in New York. During the year ended December 31, 2024, the Company recorded $1.7 million in consulting fees and received a $4.6 million initial payment on the acquisition and deferred payments of $0.8 million, totaling $5.4 million related to the pro rata portion of caregivers transferred to purchaser. The remaining $6.1 million due from the seller as of December 31, 2024 is reflected within prepaid expenses and other current assets on the consolidated balance sheets. No amount was recorded related to the CDPAP business contingent consideration.

The New York Asset Sale did not qualify as a discontinued operation because it did not represent a strategic shift that has or will have a major effect on the Company’s operation or financial results.

Goodwill and intangible assets of $2.9 million and $4.2 million, respectively were derecognized in connection with the divestiture. The carrying amounts of the assets and liabilities associated with our New York personal care operations included in our Consolidated Balance Sheets as of December 31, 2024 were as follows (amounts in thousands):

December 31, 2024
Assets
Current assets
Accounts receivable, net of allowances	$4,202
Prepaid expenses and other current assets	15
Total current assets	4,217
Property and equipment, net of accumulated depreciation and amortization	—
Other assets
Goodwill	—
Intangibles, net of accumulated amortization	—
Operating lease assets, net	3,305
Total other assets	3,305
Total assets	$7,522
Liabilities
Current liabilities
Accounts payable	$4,827
Accrued payroll	1,834
Accrued expenses	228
Operating lease liabilities, current portion	717
Total current liabilities	7,606
Long-term liabilities
Operating lease liabilities, long-term portion	2,500
Total liabilities	$10,106

6. Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2024	2023
	(Amounts in Thousands)
Computer software	$27,208	$23,936
Computer equipment	12,809	10,430
Leasehold improvements	11,773	11,110
Furniture and equipment	6,532	5,758
Transportation equipment	231	258
	58,553	51,492
Less: accumulated depreciation and amortization	(33,850)	(27,481)
	$24,703	$24,011

Computer software includes $1.3 million and $1.6 million of internally developed software for the years ended December 31, 2024 and 2023, respectively. Depreciation and amortization expense totaled $6.6 million, $6.9 million and $6.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

7. Goodwill and Intangible Assets

A summary of goodwill by segment and related adjustments is provided below:

	Goodwill
	Hospice	Personal Care	Home Health	Total
	(Amounts In Thousands)
Goodwill at December 31, 2022	$397,728	$152,688	$32,421	$582,837
Additions for acquisitions	35,071	601	44,274	79,946
Adjustments to previously recorded goodwill	—	(13)	225	212
Goodwill at December 31, 2023	432,799	153,276	76,920	662,995
Additions for acquisitions	—	292,204	18,094	310,298
Adjustments to previously recorded goodwill	41	(2,954)	178	(2,735)
Goodwill at December 31, 2024	$432,840	$442,526	$95,192	$970,558

In 2024, the Company recognized goodwill in the personal care services segment of $292.2 million related to the acquisition of Upstate and the Gentiva Acquisition and recognized goodwill in the home health segment of $18.1 million related to the Gentiva Acquisition. In connection with the acquisition of Tennessee Quality Care in 2023, the Company recognized goodwill in its hospice and home health segments of $35.0 million and $44.3 million, respectively. The Company also recognized goodwill of $0.6 million related to the CareStaff acquisition in the personal care services segment in 2023.

Goodwill adjustments to previously recorded goodwill are generally related to accounts receivable and accrued expenses based on the final valuations. See Note 4 to the Notes to Consolidated Financial Statements for additional information regarding the acquisitions made by the Company in 2023 and 2024, and Note 5 for additional information regarding the divestiture for New York Asset Sale.

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

Goodwill and certain state licenses are not amortized pursuant to ASC Topic 350. We test intangible assets with indefinite useful lives for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. The Company estimates the fair value of the reporting unit using both a discounted cash flow model as well as a market multiple model. The cash flow forecasts are adjusted by an appropriate discount rate based on the Company’s estimate of a market participant’s weighted-average cost of capital. These models are both based on the Company’s best estimate of future revenues and operating costs and are reconciled to the Company’s consolidated market capitalization, with consideration of the amount a potential acquirer would be required to pay, in the form of a control premium. The determination of fair value in the Company’s goodwill impairment analysis is based on an estimate of fair value for each reporting unit utilizing known and estimated inputs at the evaluation date. Some of those inputs include, but are not limited to, the most recent price of the Company’s common stock and fair value of long term debt, estimates of future revenue and expense growth, estimated market multiples, expected capital expenditures, income tax rates and cost of invested capital. Significant assumptions used in the analysis included a 9.0% discount rate and a 3.5% long-term revenue growth rate. The Company did not record any impairment charges for the years ended December 31, 2024, 2023 or 2022.

The carrying amount and accumulated amortization of each identifiable intangible asset category consisted of the following at December 31, 2024 and 2023:

		December 31, 2024			December 31, 2023
		(Amounts in Thousands)			(Amounts in Thousands)
	Estimated Useful Life	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Customer and referral relationships	5-10 years	$34,201	$(33,255)	$946	$44,672	$(39,566)	$5,106
Trade names and trademarks	1-20 years	59,366	(21,900)	37,466	59,566	(23,857)	35,709
Non-competition agreement	3-5 years	6,728	(6,263)	465	6,785	(5,601)	1,184
State Licenses	6-10 years	24,981	(1,243)	23,738	12,671	(9,015)	3,656
State Licenses	Indefinite	47,028	—	47,028	46,328	—	46,328
Total intangible assets		$172,304	$(62,661)	$109,643	$170,022	$(78,039)	$91,983

During the year ended December 31, 2024, the Company acquired state licenses and a trade name of $23.0 million and $4.9 million, respectively, in its personal care services segment related to the Gentiva Acquisition. The Company also acquired indefinite-lived state licenses of $0.7 million in its home health segment in connection with the Gentiva Acquisition.

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

Amortization expense related to the identifiable intangible assets amounted to $6.7 million, $7.1 million and $7.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The weighted average remaining useful life of identifiable intangible assets as of December 31, 2024 is 9.82 years.

The estimated future intangible amortization expense is as follows:

For the year ended December 31,	Total (Amount in Thousands)
2025	$7,937
2026	7,523
2027	7,197
2028	5,486
2029	5,382
Thereafter	29,090
Total, intangible assets subject to amortization	$62,615

8. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2024	2023
	(Amounts in Thousands)
Income tax receivable	$11,568	$—
Prepaid payroll	8,716	8,735
Prepaid workers’ compensation and liability insurance	4,254	3,696
Prepaid licensing fees	5,414	4,481
Workers’ compensation insurance receivable	810	577
Other (1)	7,829	2,225
Total prepaid expenses and other current assets	$38,591	$19,714

(1)
Included $6.1 million related to NY divestiture deferred payments as of December 31, 2024.

Accrued expenses consisted of the following:

	December 31,
	2024	2023
	(Amounts in Thousands)
Accrued health benefits	$6,637	$7,400
Payor advances (2)	—	1,218
Accrued professional fees	5,368	7,304
Accrued payroll and other taxes	4,516	8,572
Other	12,438	8,742
Total accrued expenses	$28,959	$33,236

(2)
Represents the deferred portion of payments received from payors for COVID-19 reimbursements which was recognized as we incurred specific COVID-19 related expenses (including expenses related to securing and maintaining adequate personnel).

9. Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2024	2023
	(Amounts in Thousands)
Revolving loan under the credit facility	$223,000	$126,353
Less unamortized issuance costs	(4,557)	(2,221)
Long-term debt	$218,443	$124,132

Amended and Restated Senior Secured Credit Facility

On October 31, 2018, the Company entered into the Amended and Restated Credit Agreement, with certain lenders and Capital One, National Association, as a lender and as agent for all lenders, as amended by the First Amendment to Amended and Restated Credit Agreement, dated as of September 12, 2019, as further amended by the Second Amendment to Amended and Restated Credit Agreement, dated as of July 30, 2021, as further amended by the Third Amendment to Amended and Restated Credit Agreement, dated as of April 26, 2023 (as described below, the “Third Amendment”), and as further amended by the Fourth Amendment to Amended and Restated Credit Agreement, dated as of October 22, 2024 (as described below, the “Fourth Amendment”) (as amended, the “Credit Agreement”, as used throughout this Annual Report on Form 10-K, “credit facility” shall mean the credit facility evidenced by the Credit Agreement). The credit facility consists of a $650.0 million revolving credit facility and a $150.0 million incremental loan facility, which incremental loan facility may be for term loans or an increase to the revolving loan commitments. The maturity of this credit facility is July 30, 2028.

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

On October 22, 2024, the Company entered into the Fourth Amendment to, among other things, (a) increase the Company’s revolving credit facility to an aggregate amount of $650.0 million, (b) increase the Company’s incremental loan facility to an aggregate amount of $150.0 million, and (c) extend the maturity date of the credit facility from July 30, 2026 to July 30, 2028.

Interest on the credit facility may be payable at (x) the sum of (i) an applicable margin ranging from 0.75% to 1.50% based on the applicable senior net leverage ratio plus (ii) a base rate equal to the greatest of (a) the rate of interest last quoted by The Wall Street Journal as the “prime rate,” (b) the sum of the federal funds rate plus a margin of 0.50% and (c) the sum of Term SOFR (as published by the CME Group Benchmark Administrative Limited) for an interest period of one month for such applicable day (not to be less than 0.00%), plus a margin of 1.00% or (y) the sum of (i) an applicable margin ranging from 1.75% to 2.50% based on the applicable senior net leverage ratio plus (ii) the rate per annum equal to the sum of Term SOFR (as published by the CME Group Benchmark Administrative Limited) for the applicable interest period (not to be less than 0.00%). Swing loans may not be SOFR loans.

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

The Credit Agreement contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The Credit Agreement also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum Interest Coverage Ratio (as defined in the Credit Agreement) and a requirement to stay below a maximum Total Net Leverage Ratio (as defined in the Credit Agreement). The Credit Agreement also contains restrictions on guarantees, indebtedness, liens, investments and loans, subject to customary carve outs, a restriction on dividends (provided that Addus HealthCare may make distributions to the Company in an amount that does not exceed $10.0 million in any year absent of an event of default, plus limited exceptions for tax and administrative distributions), a restriction on the ability to consummate acquisitions (without the consent of the lenders) under its credit facility subject to compliance with the Total Net Leverage Ratio (as defined in the Credit Agreement) thresholds, restrictions on mergers, dispositions of assets, and affiliate transactions, and restrictions on fundamental changes and lines of business. As of December 31, 2024, the Company was in compliance with all financial covenants under the Credit Agreement.

During the twelve months ended December 31, 2024, the Company (i) drew approximately $233.0 million under its credit facility to fund, in part, the Gentiva Acquisition and (ii) repaid $136.4 million under the revolving credit facility. At December 31, 2024, the Company had a total of $223.0 million of revolving loans, with an interest rate of 6.34%, outstanding on its credit facility. After giving effect to the amount drawn on its credit facility, approximately $8.0 million of outstanding letters of credit and borrowing limits based on an advance multiple of Adjusted EBITDA (as defined in the Credit Agreement), the Company had $577.7 million of capacity and $346.6 million available for borrowing under its credit facility.

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

10. Income Taxes

The current and deferred federal and state income tax provision from continuing operations, are comprised of the following:

	For the Years Ended December 31,
	(Amounts in Thousands)
	2024	2023	2022
Current
Federal	$8,998	$11,839	$7,075
State	3,533	4,139	3,090
Deferred
Federal	11,258	2,306	3,118
State	1,966	526	863
Provision for income taxes	$25,755	$18,810	$14,146

The tax effects of certain temporary differences between the Company’s book and tax bases of assets and liabilities give rise to significant portions of the deferred income tax assets (liabilities) at December 31, 2024 and 2023. The deferred tax assets (liabilities) consisted of the following:

	For the Years Ended December 31,
	(Amounts in Thousands)
	2024	2023
Deferred tax assets
Long-term
Accounts receivable allowances	$20,843	$21,480
Operating lease liabilities	14,917	13,562
Accrued compensation	5,683	4,957
Accrued workers’ compensation	3,253	3,046
Transaction costs	2,547	2,390
Stock-based compensation	1,400	1,456
Net operating loss	73	87
Restructuring costs	555	26
Other	2,517	2,908
Total long-term deferred tax assets	51,788	49,912
Deferred tax liabilities
Long-term
Goodwill and intangible assets	(61,177)	(42,980)
Operating lease assets, net	(12,521)	(11,650)
Property and equipment	(2,796)	(2,829)
Insurance premiums	(1,079)	(982)
Other	(35)	—
Total long-term deferred tax liabilities	(77,608)	(58,441)
Total net deferred tax (liabilities) assets	$(25,820)	$(8,529)

Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers all available evidence in making this assessment.

A reconciliation for continuing operations of the statutory federal tax rate of 21.0% to the effective income tax rate is summarized as follows:

	For the Years Ended December 31,
	(Amounts in Thousands)
	2024	2023	2022
Federal income tax at statutory rate	21.0%	21.0%	21.0%
State and local taxes, net of federal benefit	5.8	5.6	5.9
162(m) disallowance for executive compensation	2.5	2.2	3.2
Nondeductible penalties	—	0.1	—
Excess tax benefit	(0.5)	(0.5)	(0.4)
Jobs tax credits, net	(3.3)	(4.0)	(5.1)
Nondeductible permanent items	0.2	0.1	—
Stock acquisition cost	1.4	—	—
Federal/state return to provision	(0.1)	(1.3)	(1.0)
Other	(1.1)	(0.1)	(0.1)
Effective income tax rate	25.9%	23.1%	23.5%

The effective income tax rate was 25.9%, 23.1% and 23.5% for the years ended December 31, 2024, 2023 and 2022, respectively. The difference between our federal statutory and effective income tax rates was principally due to the inclusion of state taxes, non-deductible compensation, and non-deductible permanent items, partially offset by the use of federal employment tax credits.

The Company is subject to taxation in the jurisdictions in which it operates. The Company continues to remain subject to examination by U.S. federal authorities for the years 2021 through 2023 and for various state authorities for the years 2019 through 2023.

11. Stock Options and Restricted Stock Awards

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

Under the A&R 2017 Plan, Awards may be made in shares of our common stock. Subject to adjustment as provided by the terms of the A&R 2017 Plan, the maximum aggregate number of shares of common stock with respect to which awards may be granted under the A&R 2017 Plan is 864,215, comprised of 274,215 shares (the number of shares that were available for issuance under the 2017 Plan as of April 13, 2023) and 590,000 shares (the number of shares newly authorized by the Company’s shareholders upon their approval of the A&R 2017 Plan).. The aggregate awards granted during any calendar year to any single Participant cannot exceed 500,000 shares subject to stock options or SARs. These individual annual limitations are cumulative in that any shares of common stock or cash for which Awards are permitted to be granted to a Participant during a fiscal year are not covered by an Award in that fiscal year (such shortfall, the “Shortfall Amount”), the number of shares of common stock (or amount of cash, as the case may be) will automatically increase in the subsequent fiscal years during the term of the A&R 2017 Plan until the earlier of the time when the Shortfall Amount has been granted to the Participant, or the end of the third fiscal year following the year to which such Shortfall Amount relates. At December 31, 2024, there were 707,772 shares of common stock available for future grant under the A&R 2017 Plan.

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

The exercise prices of stock options outstanding on December 31, 2024 range from $19.71 to $92.00. Restricted stock awards are full-value awards.

Stock Options

A summary of stock option activity for the year ended December 31, 2024 follows:

	Options (Amounts in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)
Outstanding, beginning of period	455	$46.33	4.3
Granted	—	—
Exercised	(49)	69.55
Forfeited/Cancelled	—	—
Outstanding, end of period	406	$43.51	3.2
Exercisable, end of period	381	$40.55	3.0

The weighted-average estimated fair value of employee stock options granted was calculated using the Black-Scholes Option Pricing Model in 2022. The Company did not grant any stock options in 2024 and 2023. The related assumptions follow:

	2024	2023	2022
	Grants	Grants	Grants
Weighted average fair value	$—	$—	$32.96
Risk-free discount rate	—	—	1.76% - 2.86%
Expected life	—	—	4.2 years
Dividend yield	—	—	—
Volatility	—	—	43%

Stock option compensation expense totaled $0.5 million, $0.9 million and $1.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, there was $0.5 million of total unrecognized compensation cost that is expected to be recognized over a weighted average period of 1.1 years.

The intrinsic value of exercisable and outstanding stock options was $32.3 million and $33.2 million, respectively, as of December 31, 2024.

As of December 31, 2024, there were 381,000 and 25,000 shares of stock options vested and unvested, respectively.

The intrinsic value of stock options exercised during the years ended December 31, 2024, 2023 and 2022 was $3.0 million, $0.8 million and $3.5 million, respectively.

Restricted Stock Awards

A summary of unvested restricted stock awards activity and weighted average grant date fair value for the year ended December 31, 2024 follows:

	Restricted Stock Awards (Amounts in Thousands)	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, beginning of period	201	$93.93
Awarded	151	90.67
Vested	(103)	95.45
Forfeited	(5)	90.48
Unvested restricted stock awards, end of period	244	$91.33

The fair value of restricted stock awards that vested during the year ended December 31, 2024 was $9.4 million.

Restricted stock award compensation expense totaled $10.7 million, $9.4 million and $9.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, there was $13.0 million of total unrecognized compensation cost that is expected to be recognized over a weighted average period of 1.6 years.

12. Employee Benefit Plans

The 401(k) retirement plan is a defined contribution plan that provides for matching contributions by the Company to all non-union employees. Matching contributions are discretionary and subject to change by management. Under the provisions of the 401(k) plan, employees can contribute up to the maximum percentage and limits allowable under the U.S. Revenue Code. The Company provided contributions totaling $0.8 million, $0.6 million and $0.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

14. Segment Information

Operating segments are defined as components of a company that engage in business activities from which it may earn revenues and incur expenses, and for which separate financial information is available and is regularly reviewed by the Company’s chief operating decision makers (“CODM”). The Company identifies its Chief Executive Officer and Chief Operating Officer together as CODM to assess the performance of the individual segments and make decisions about resources to be allocated to the segments. The Company operates as a multi-state provider of three business segments providing in-home services.

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

The Company’s method for measuring profitability on each reportable segment basis is the same as those described in the summary of significant accounting policies and its CODM frequently reviews the actual result to budget variance to allocate resources to the segment and assess its performance. Segment operating income consists of revenue generated by a segment, less the direct costs of service revenues and general and administrative expenses that are incurred directly by the segment. Unallocated general and administrative costs are those costs for functions performed in a centralized manner and therefore not attributable to a particular segment. These costs include accounting, finance, human resources, legal, information technology, corporate office support and facility costs and overall corporate management.

The CODM does not review disaggregated assets by segment. The measure of segment assets is reported on the balance sheet as total consolidated assets.

The tables below set forth information about the Company’s reportable segments, including significant expenses, for the years ended December 31, 2024, 2023 and 2022 along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements.

	For the Year Ended December 31, 2024
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$856,581	$228,191	$69,827	$1,154,599
Direct service personnel	613,160	97,128	42,631	752,919
General and administrative salaries, wages and benefits	48,485	41,370	14,349	104,204
Other segment items [1]	20,719	37,762	4,913	63,394
Segment operating income	174,217	51,931	7,934	234,082
Segment reconciliation:
Items not allocated at segment level:
Other general and administrative expenses				117,861
Depreciation and amortization				13,530
Interest income				(4,394)
Interest expense				7,732
Income before income taxes				$99,353

(2)
Other segment items include other costs for direct service personnel, office expense, licenses & taxes, communication, medical director fees, travel and bad debt expense.

	For the Year Ended December 31, 2023
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$794,718	$207,155	$56,778	$1,058,651
Direct service personnel	571,445	87,851	34,244	693,540
General and administrative salaries, wages and benefits	47,302	38,843	11,501	97,646
Other segment items [1]	18,442	35,608	4,021	58,071
Segment operating income	157,529	44,853	7,012	209,394
Segment reconciliation:
Items not allocated at segment level:
Other general and administrative expenses				104,312
Depreciation and amortization				14,126
Interest income				(1,476)
Interest expense				11,106
Income before income taxes				$81,326

(1)
Other segment items include other costs for direct service personnel, office expense, licenses & taxes, communication, medical director fees, travel and bad debt expense.

	For the Year Ended December 31, 2022
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$706,507	$201,772	$42,841	$951,120
Direct service personnel	519,249	80,033	28,579	627,861
General and administrative salaries, wages and benefits	45,089	36,443	8,369	89,901
Other segment items [1]	16,811	34,222	3,111	54,144
Segment operating income	125,358	51,074	2,782	179,214
Segment reconciliation:
Items not allocated at segment level:
Other general and administrative expenses				96,417
Depreciation and amortization				14,060
Interest income				(341)
Interest expense				8,907
Income before income taxes				$60,171

(1)
Other segment items include other costs for direct service personnel, office expense, licenses & taxes, communication, medical director fees, travel and bad debt expense.

15. Significant Payors

For 2024, 2023 and 2022, the Company’s revenue by payor type was as follows:

	Personal Care
	For the Years Ended December 31,
	2024		2023		2022
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
State, local and other governmental programs	$456,885	53.3%	$400,753	50.4%	$348,234	49.3%
Managed care organizations	376,604	44.0	367,557	46.2	326,778	46.3
Private pay	15,589	1.8	16,268	2.0	18,301	2.6
Commercial insurance	5,593	0.7	6,321	0.8	7,689	1.1
Other	1,910	0.2	3,819	0.6	5,505	0.7
Total personal care segment net service revenues	$856,581	100.0%	$794,718	100.0%	$706,507	100.0%

	Hospice
	For the Years Ended December 31,
	2024		2023		2022
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$208,099	91.2%	$186,317	89.9%	$183,407	90.9%
Managed care organizations	7,603	3.3	7,037	3.4	7,353	3.6
Other	12,489	5.5	13,801	6.7	11,012	5.5
Total hospice segment net service revenues	$228,191	100.0%	$207,155	100.0%	$201,772	100.0%

	Home Health
	For the Years Ended December 31,
	2024		2023		2022
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$48,562	69.5%	$41,078	72.3%	$31,505	73.5%
Managed care organizations	17,603	25.2	12,613	22.2	8,698	20.3
Other	3,662	5.3	3,087	5.5	2,638	6.2
Total home health segment net service revenues	$69,827	100.0%	$56,778	100.0%	$42,841	100.0%

The Company has derived a significant amount of its revenue from its operations in Illinois, New Mexico and New York. The percentages of segment revenue for each of these significant states for 2024, 2023 and 2022 were as follows:

	Personal Care
	For the Years Ended December 31,
	2024		2023		2022
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Illinois	$441,012	51.5%	$411,081	51.7%	$360,778	51.1%
New York (1)	71,763	8.4	92,469	11.6	86,592	12.3
New Mexico	115,381	13.5	115,986	14.6	105,315	14.9
All other states	228,425	26.6	175,182	22.1	153,822	21.7
Total personal care segment net service revenues	$856,581	100.0%	$794,718	100.0%	$706,507	100.0%
(1)
The selection process for the New York Consumer Directed Personal Assistance Program (“CDPAP”) fiscal intermediaries has changed significantly in recent years and the program continues to be an area of focus for New York governmental authorities. As a result of the changes and uncertainty in the state, the Company determined that its New York personal care operations no longer fit its growth strategy and is divesting these operations. See Note 5 to the Notes to Consolidated Financial Statements, Divestiture, for additional details regarding our divestiture.

	Hospice
	For the Years Ended December 31,
	2024		2023		2022
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Ohio	$84,811	37.2%	$74,871	36.1%	$70,503	35.0%
New Mexico	28,532	12.5	30,782	14.9	30,722	15.2
Illinois	52,560	23.0	47,247	22.8	47,181	23.4
All other states	62,288	27.3	54,255	26.2	53,366	26.4
Total hospice segment net service revenues	$228,191	100.0%	$207,155	100.0%	$201,772	100.0%

With the acquisition of JourneyCare in 2022, the Company expanded its hospice services to patients in the state of Illinois.

	Home Health
	For the Years Ended December 31,
	2024		2023		2022
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
New Mexico	$32,766	46.9%	$32,949	58.0%	$34,111	79.6%
Illinois	10,564	15.1	12,851	22.6	8,730	20.4
Tennessee	26,497	38.0	10,978	19.4	—	—
Total home health segment net service revenues	$69,827	100.0%	$56,778	100.0%	$42,841	100.0%

With the acquisition of Tennessee Quality Care in 2023, the Company expanded its home health services to patients in the state of Tennessee.

A substantial portion of the Company’s revenue and accounts receivable is derived from services performed for state and local governmental agencies. We derive a significant amount of our net service revenues in Illinois, which represented 43.7%, 44.5% and 43.8% of our net service revenues for the years ended December 31, 2024, 2023 and 2022, respectively. The Illinois Department on Aging, the largest payor program for the Company’s Illinois personal care operations, accounted for 21.0%, 20.9% and 20.7% of the Company’s net service revenues for 2024, 2023 and 2022, respectively.

The related receivables due from the Illinois Department on Aging represented 21.7% and 25.8% of the Company’s net accounts receivable at December 31, 2024 and 2023, respectively.

In 2019, New York initiated a new RFO process to competitively procure CDPAP fiscal intermediaries. The Company was not selected in the initial RFO process. We submitted a formal protest in response to the selection process, which was filed and accepted in March 2021. The New York fiscal year 2023 state budget, passed in April 2022, amended the Fiscal Intermediary RFO process to authorize all fiscal intermediaries that submitted an RFO application and served at least 200 clients in New York City or 50 clients in other counties between January 1, 2020 and March 31, 2020 to contract with the New York State Department of Health and continue to operate in all counties contained in their application, if the fiscal intermediary submitted an attestation and supporting information to the New York State Department of Health no later than November 29, 2022. The Company submitted an attestation on November 22, 2022, which allowed the Company to continue its CDPAP fiscal intermediary operations. However, the Company decided at that time to suspend materially all of its new fee-for-service patient admissions in the CDPAP through County Social Service Departments. On June 6, 2023, the New York State Department of Health notified the Company that it had received a contract award, under which the Company provided services during 2023 and 2024. The CDPAP continues to be targeted for changes by New York governmental authorities, however. For example, the governor’s most recent update on the state budget contained proposals that could adversely affect the Company’s ability to participate in the CDPAP. See Note 5 to the Notes to Consolidated Financial Statements, Divestiture, for additional details regarding our divestiture of our operations in New York, including CDPAP operations.

16. ARPA Spending Plans

In recognition of the significant threat to the liquidity of financial markets and challenges to healthcare providers posed by the COVID-19 pandemic, the Federal Reserve and Congress took dramatic actions to provide liquidity to businesses and the banking system in the United States and to assist healthcare providers, including through relief legislation such as the American Rescue Plan Act of 2021 (“ARPA”). The ARPA provides for $350 billion in relief funding for eligible state, local, territorial, and Tribal governments to mitigate the fiscal effects of the COVID-19 public health emergency. Additionally, the law provides for a 10-percentage point increase in federal matching funds for Medicaid home and community-based services (“HCBS”) from April 1, 2021, through March 31, 2022, provided the state satisfied certain conditions. States are permitted to use the state funds equivalent to the additional federal funds through March 31, 2025. States must use the monies attributable to this matching fund increase to supplement, not supplant, their level of state spending for the implementation of activities enhanced under the Medicaid HCBS in effect as of April 1, 2021.

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

The Company received state funding provided by the ARPA in an aggregate amount of $15.7 million and $3.7 million for the years ended December 31, 2024 and 2023, respectively. The Company utilized $10.2 million and $10.5 million of these funds during the years ended December 31, 2024 and 2023, respectively, primarily for caregivers and adding support to recruiting and retention efforts. The deferred portion of ARPA funding was $11.2 million and $5.8 million as of December 31, 2024 and 2023, respectively, which is included within Government stimulus advances on the Company’s Consolidated Balance Sheets.