Form 10-Q
period 2025-03-31
Addus HomeCare Corp
filed 2025-05-06
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 29, 2025, Addus HomeCare Corporation had 18,399,139 shares of Common Stock outstanding.

ADDUS HOMECARE CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2025 and December 31, 2024

(Amounts and Shares in Thousands, Except Per Share Data)

(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash	$96,954	$98,911
Accounts receivable, net of allowances	134,607	122,880
Prepaid expenses and other current assets	26,267	38,591
Total current assets	257,828	260,382
Property and equipment, net of accumulated depreciation and amortization	24,701	24,703
Other assets
Goodwill	972,347	970,558
Intangibles, net of accumulated amortization	107,644	109,643
Operating lease assets, net	45,064	47,348
Total other assets	1,125,055	1,127,549
Total assets	$1,407,584	$1,412,634
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$27,969	$27,176
Accrued payroll	54,858	62,053
Accrued expenses	29,748	28,959
Operating lease liabilities, current portion	12,649	12,800
Government stimulus advances	8,702	11,239
Accrued workers' compensation insurance	14,010	13,644
Total current liabilities	147,936	155,871
Long-term liabilities
Long-term debt, less current portion, net of debt issuance costs	198,740	218,443
Long-term operating lease liabilities	39,414	41,883
Deferred income tax	25,986	25,820
Other long-term liabilities	125	125
Total long-term liabilities	264,265	286,271
Total liabilities	$412,201	$442,142
Stockholders' equity
Common stock—$.001 par value; 40,000 authorized and 18,399 and 18,148 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	$18	$18
Additional paid-in capital	597,707	594,044
Retained earnings	397,658	376,430
Total stockholders' equity	995,383	970,492
Total liabilities and stockholders' equity	$1,407,584	$1,412,634

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2025 and 2024

(Amounts and Shares in Thousands, Except Per Share Data)

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Net service revenues	$337,708	$280,746
Cost of service revenues	230,031	192,569
Gross profit	107,677	88,177
General and administrative expenses	73,220	61,063
Depreciation and amortization	3,943	3,469
Total operating expenses	77,163	64,532
Operating income	30,514	23,645
Interest income	(502)	(423)
Interest expense	4,018	2,758
Total interest expense, net	3,516	2,335
Income before income taxes	26,998	21,310
Income tax expense	5,770	5,480
Net income	$21,228	$15,830
Net income per common share
Basic income per share	$1.18	$0.99
Diluted income per share	$1.16	$0.97
Weighted average number of common shares and potential common shares outstanding:
Basic	17,976	16,063
Diluted	18,311	16,373

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Three Months Ended March 31, 2025 and 2024

(Amounts and Shares in Thousands)

(Unaudited)

	For the Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance at January 1, 2025	18,148	$18	$594,044	$376,430	$970,492
Issuance of shares of common stock under restricted stock award agreements	227	—	—	—	—
Forfeiture of shares of common stock under restricted stock award agreements	(1)	—	—	—	—
Stock-based compensation	—	—	3,170	—	3,170
Shares issued for exercise of stock options	25	—	493	—	493
Net income	—	—	—	21,228	21,228
Balance at March 31, 2025	18,399	$18	$597,707	$397,658	$995,383

	For the Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance at January 1, 2024	16,227	$16	$403,846	$302,832	$706,694
Issuance of shares of common stock under restricted stock award agreements	143	—	—	—	—
Forfeiture of shares of common stock under restricted stock award agreements	—	—	—	—	—
Stock-based compensation	—	—	2,619	—	2,619
Shares issued for exercise of stock options	—	—	—	—	—
Net income	—	—	—	15,830	15,830
Balance at March 31, 2024	16,370	$16	$406,465	$318,662	$725,143

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2025 and 2024

(Amounts in Thousands)

(Unaudited)

	For the Three Months
	Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$21,228	$15,830
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of acquisitions:
Depreciation and amortization	3,943	3,469
Deferred income taxes	166	131
Stock-based compensation	3,170	2,619
Amortization of debt issuance costs under the credit facility	318	215
Provision for credit losses	335	224
Gain on disposal of assets	(7)	—
Loss on termination of operating leases	23	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(9,459)	10,552
Prepaid expenses and other current assets	8,323	9,331
Government stimulus advances	(2,537)	7,783
Accounts payable	(588)	(4,332)
Accrued payroll	(7,124)	(12,529)
Accrued expenses and other long-term liabilities	1,158	5,385
Net cash provided by operating activities	18,949	38,678
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(3,350)	(400)
Purchases of property and equipment	(1,883)	(1,350)
Proceeds received from disposal of assets	7	—
Proceeds received from divestiture of business	3,848	—
Net cash used in investing activities	(1,378)	(1,750)
Cash flows from financing activities:
Payments on revolver — credit facility	(20,000)	(25,000)
Payments for debt issuance costs under the credit facility	(21)	—
Cash received from exercise of stock options	493	—
Net cash used in financing activities	(19,528)	(25,000)
Net change in cash	(1,957)	11,928
Cash, at beginning of period	98,911	64,791
Cash, at end of period	$96,954	$76,719
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,743	$2,527
Cash paid (refunded) for income taxes	(11)	13

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Operations, Consolidation, and Presentation of Financial Statements

Addus HomeCare Corporation (“Holdings”) and its subsidiaries (together with Holdings, the “Company”, “we”, “us”, or “our”) operate as a multi-state provider of three distinct but related business segments providing in-home services. In its personal care segment, the Company provides non-medical assistance with activities of daily living, primarily to persons who are at increased risk of hospitalization or institutionalization, such as the elderly, chronically ill, or disabled. In its hospice segment, the Company provides physical, emotional, and spiritual care for people who are terminally ill as well as related services for their families. In its home health segment, the Company provides services that are primarily medical in nature to individuals who may require assistance during an illness or after hospitalization and include skilled nursing and physical, occupational, and speech therapy. The Company’s payors include federal, state, and local governmental agencies, managed care organizations, commercial insurers, and private individuals.

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements and related notes have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q. The accompanying balance sheet as of December 31, 2024 has been derived from the Company’s audited financial statements for the year ended December 31, 2024 previously filed with the SEC. Accordingly, these financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements and should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2024 included in our Annual Report on Form 10-K, which includes information and disclosures not included herein.

In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair statement of our financial position, results of operations, and cash flows for the interim periods presented in conformity with GAAP. Our results for any interim period are not necessarily indicative of results for a full year or any other interim period.

Principles of Consolidation

These Unaudited Condensed Consolidated Financial Statements include the accounts of Addus HomeCare Corporation and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

Estimates

The financial statements are prepared by management in conformity with GAAP and include estimated amounts and certain disclosures based on assumptions about future events. The Company’s critical accounting estimates include the following areas: revenue recognition, goodwill and intangibles and business combinations, and when required, the quantitative assessment of goodwill. Actual results could differ from those estimates.

Computation of Weighted Average Shares

The following table sets forth the computation of basic and diluted common shares:

	For the Three Months Ended March 31,
	(Amounts in thousands)
	2025	2024
Weighted average number of shares outstanding for basic per share calculation	17,976	16,063
Effect of dilutive potential shares:
Stock options	223	227
Restricted stock awards	112	83
Adjusted weighted average shares for diluted per share calculation	18,311	16,373
Anti-dilutive shares:
Stock options	—	61
Restricted stock awards	—	—

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in the ASU require, among other things, disclosure of significant segment expenses that are regularly provided to an entity’s chief operating decision maker (“CODM”) and a description of other segment items (the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss) by reportable segment, as well as disclosure of the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The ASU was adopted in connection with the Company's most recent Annual Report on Form 10-K, which included significant segment expenses reviewed by the Company’s CODM, but did not have a material impact on the Company’s results of operations, financial position, or cash flows.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvement to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, may be applied on a prospective basis with the option to apply the standard retrospectively, and allows for early adoption. These requirements are not expected to have a material impact on the Company’s financial statements and will expand income tax disclosures.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which intends to provide investors more detailed disclosures around specific types of expenses. The new disclosures require certain details for expenses presented on the face of the Consolidated Statements of Operations as well as selling expenses to be presented in the notes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. The Company is currently assessing the impact and timing of adopting the updated provisions.

3. Divestiture

Effective May 20, 2024, the Company entered into a definitive asset purchase agreement to sell all of the Company’s New York operations for a purchase price of up to $23.0 million in cash, subject to certain adjustments, including adjustments for future operating requirements (the “New York Asset Sale”). The purchase price included 50% cash consideration, paid out as an initial payment of $4.6 million and $6.9 million paid pro rata as a deferred payment as caregivers are transferred, and 50% in the form of contingent consideration for the Company’s CDPAP business. The Company entered into a consulting agreement with the purchaser effective May 20, 2024, as the transfer of clients and caregivers and payment for assets pursuant to the New York Asset Sale is occurring over time as regulatory approvals are received, coordination of the transfer of clients and caregivers occurs, and the change of control takes place. The Company determined that the consulting agreement gave it the ability to control the business until October 2024, when the Company determined that it no longer controlled the business as it transferred more than 50% of the clients and caregivers and therefore qualified for sale consideration of the New York Asset Sale. As a result, the Company deconsolidated the results of its New York operations and recorded a gain on divestiture of $3.7 million during the year ended December 31, 2024. The gain was reflected within general and administrative expenses on the consolidated statement of operations.

In connection with this transaction, the Company ceased operations in New York. During the three months ended March 31, 2025, the Company recorded deferred payments of $3.8 million with the remaining $2.3 million due from the purchaser reflected within prepaid expenses and other current assets on the condensed consolidated balance sheets as of March 31, 2025. No amount was recorded related to the CDPAP business contingent consideration.

The New York Asset Sale did not qualify as a discontinued operation because it did not represent a strategic shift that has or will have a major effect on the Company’s operation or financial results.

Goodwill and intangible assets of $2.9 million and $4.2 million, respectively, were derecognized in connection with the divestiture. The carrying amounts of the assets and liabilities associated with the New York personal care operations included in our Consolidated Balance Sheets as of March 31, 2025 were as follows (amounts in thousands):

March 31, 2025
Assets
Current assets
Accounts receivable, net of allowances	$461
Prepaid expenses and other current assets	7
Total current assets	468
Property and equipment, net of accumulated depreciation and amortization	—
Other assets
Goodwill	—
Intangibles, net of accumulated amortization	—
Operating lease assets, net	3,105
Total other assets	3,105
Total assets	$3,573
Liabilities
Current liabilities
Accounts payable	$1,856
Accrued payroll	31
Accrued expenses	6
Operating lease liabilities, current portion	682
Total current liabilities	2,575
Long-term liabilities
Operating lease liabilities, long-term portion	2,336
Total liabilities	$4,911

4. Leases

Amounts reported on the Company’s Unaudited Condensed Consolidated Balance Sheets for operating leases were as follows:

	March 31, 2025	December 31, 2024
	(Amounts in Thousands)
Operating lease assets, net	$45,064	$47,348

Short-term operating lease liabilities	12,649	12,800
Long-term operating lease liabilities	39,414	41,883
Total operating lease liabilities	$52,063	$54,683

Lease Costs

Components of lease costs were reported in general and administrative expenses in the Company’s Unaudited Condensed Consolidated Statements of Income as follows:

	For the Three Months Ended March 31, (Amounts in Thousands)
	2025	2024
Operating lease costs	$3,657	$3,296
Short-term lease costs	284	201
Total lease costs	3,941	3,497
Less: sublease income	(226)	(598)
Total lease costs, net	$3,715	$2,899

Lease Term and Discount Rate

Weighted average remaining lease terms and discount rates were as follows:

	March 31, 2025	December 31, 2024
Operating leases:
Weighted average remaining lease term	5.35	5.48
Weighted average discount rate	6.22%	6.20%

Maturity of Lease Liabilities

Remaining operating lease payments as of March 31, 2025 were as follows:

Operating Leases
(Amounts in Thousands)
Due in the 12-month period ended March 31,
2026	$15,349
2027	12,435
2028	9,150
2029	6,801
2030	6,129
Thereafter	11,786
Total future minimum rental commitments	61,650
Less: Imputed interest	(9,587)
Total lease liabilities	$52,063

Supplemental Cash Flows Information

	For the Three Months Ended March 31,
	(Amounts in Thousands)
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,182	$3,589

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$979	$2,137

5. Goodwill and Intangible Assets

A summary of the goodwill by segment and related adjustments is provided below:

	Hospice	Personal Care	Home Health	Total
	(Amounts in Thousands)
Goodwill as of December 31, 2024	$432,840	$442,526	$95,192	$970,558
Additions for acquisitions	—	3,350	—	3,350
Adjustments to previously recorded goodwill		(1,414)	(147)	(1,561)
Goodwill as of March 31, 2025	$432,840	$444,462	$95,045	$972,347

On January 1, 2025, the Company completed its acquisition of its Jacksonville affiliate for approximately $0.8 million (the “Jacksonville Acquisition”), with funding provided by available cash. With the Jacksonville Acquisition, the Company expanded its personal care segment in Florida and recorded goodwill of $0.8 million.

On March 1, 2025, the Company completed its acquisition of the assets of Great Lakes Home Care Unlimited, LLC for $2.6 million (the “Great Lakes Acquisition”) with funding provided by available cash. With the Great Lakes Acquisition, the Company expanded its personal care segment in Michigan and recognized goodwill in its personal care segment of $2.6 million during the three months ended March 31, 2025.

The Company’s identifiable intangible assets consist of customer and referral relationships, trade names and trademarks, non-competition agreements, and state licenses. Amortization is computed using straight-line and accelerated methods based upon the estimated useful lives of the respective assets, which range from one to fifteen years. Customer and referral relationships are amortized systematically over the periods of expected economic benefit, which range from five to ten years.

The carrying amount and accumulated amortization of each identifiable intangible asset category consisted of the following:

		March 31, 2025			December 31, 2024
		(Amounts in Thousands)			(Amounts in Thousands)
	Estimated Useful Life	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Customer and referral relationships	5-10 years	$34,201	$(33,364)	$837	$34,201	$(33,255)	$946
Trade names and trademarks	1-15 years	59,366	(23,059)	36,307	59,366	(21,900)	37,466
Non-competition agreement	3-5 years	6,728	(6,369)	359	6,728	(6,263)	465
State Licenses	6-10 years	24,981	(1,868)	23,113	24,981	(1,243)	23,738
State Licenses	Indefinite	47,028	—	47,028	47,028	—	47,028
Total intangible assets		$172,304	$(64,660)	$107,644	$172,304	$(62,661)	$109,643

Amortization expense related to intangible assets was $2.0 million and $1.8 million for the three months ended March 31, 2025 and 2024, respectively. The weighted average remaining useful lives of identifiable intangible assets as of March 31, 2025 was 9.63 years.

6. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consisted of the following:

	March 31, 2025	December 31, 2024
	(Amounts in Thousands)
Income tax receivable	$5,975	$11,568
Prepaid payroll	2,699	8,716
Prepaid workers' compensation and liability insurance	2,843	4,254
Prepaid licensing fees	6,219	5,414
Workers' compensation insurance receivable	942	810
Other (1)	7,589	7,829
Total prepaid expenses and other current assets	$26,267	$38,591

(1)
Included $2.3 million and $6.1 million related to the New York Asset Sale deferred payments as of March 31, 2025 and December 31, 2024, respectively.

Accrued expenses consisted of the following:

	March 31, 2025	December 31, 2024
	(Amounts in Thousands)

Accrued health benefits	$7,348	$6,637
Accrued professional fees	5,373	5,368
Accrued payroll and other taxes	4,744	4,516
Other	12,283	12,438
Total accrued expenses	$29,748	$28,959

7. ARPA Spending Plans

In recognition of the significant threat to the liquidity of financial markets and challenges to healthcare providers posed by the COVID-19 pandemic, the Federal Reserve and Congress took dramatic actions to provide liquidity to businesses and the banking system in the United States and to assist healthcare providers, including through relief legislation such as the American Rescue Plan Act of 2021 (“ARPA”). The ARPA provided for $350 billion in relief funding for eligible state, local, territorial, and Tribal governments to mitigate the fiscal effects of the COVID-19 public health emergency. Additionally, the law provided for a 10-percentage point increase in federal matching funds for Medicaid home and community-based services (“HCBS”) from April 1, 2021, through March 31, 2022, provided the state satisfied certain conditions. States were generally permitted to use the state funds equivalent to the additional federal funds through March 31, 2025, but CMS granted extensions to several states. States must use the monies attributable to this matching fund increase to supplement, not supplant, their level of state spending for the implementation of activities enhanced under the Medicaid HCBS in effect as of April 1, 2021.

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

During the three months ended March 31, 2025, the Company did not receive additional state funding provided by the ARPA. Of the total state funding received by the Company pursuant to the ARPA through March 31, 2025, the Company utilized $2.5 million during the three months ended March 31, 2025, primarily for caregivers and adding support to recruiting and retention efforts, included as a reduction of cost of service revenues in the Company’s Unaudited Condensed Consolidated Statements of Income. As of March 31, 2025, the deferred portion of ARPA funding of $8.7 million is included within Government stimulus advances on the Company’s Unaudited Condensed Consolidated Balance Sheets.

8. Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2025	December 31, 2024
	(Amounts in Thousands)
Revolving loan under the credit facility	$203,000	$223,000
Less unamortized issuance costs	(4,260)	(4,557)
Long-term debt	$198,740	$218,443

Amended and Restated Senior Secured Credit Facility

On October 31, 2018, the Company entered into the Amended and Restated Credit Agreement, with certain lenders and Capital One, National Association, as a lender and as agent for all lenders, as amended by the First Amendment to Amended and Restated Credit Agreement, dated as of September 12, 2019, as further amended by the Second Amendment to Amended and Restated Credit Agreement, dated as of July 30, 2021, as further amended by the Third Amendment to Amended and Restated Credit Agreement, dated as of April 26, 2023 (as described below, the “Third Amendment”), and as further amended by the Fourth Amendment to Amended and Restated Credit Agreement, dated as of October 22, 2024 (as described below, the “Fourth Amendment”) (as amended, the “Credit Agreement”, as used throughout this Quarterly Report on Form 10-Q, “credit facility” shall mean the credit facility evidenced by the Credit Agreement). The credit facility consists of a $650.0 million revolving credit facility and a $150.0 million incremental loan facility, which incremental loan facility may be for term loans or an increase to the revolving loan commitments. The maturity of this credit facility is July 30, 2028.

On October 22, 2024, the Company entered into the Fourth Amendment to, among other things, (a) increase the Company’s revolving credit facility to an aggregate amount of $650.0 million, (b) increase the Company’s incremental loan facility to an aggregate amount of $150.0 million, and (c) extend the maturity date of the credit facility from July 30, 2026 to July 30, 2028.

Interest on the credit facility may be payable at (x) the sum of (i) an applicable margin ranging from 0.75% to 1.50% based on the applicable senior net leverage ratio plus (ii) a base rate equal to the greatest of (a) the rate of interest last quoted by The Wall Street Journal as the “prime rate,” (b) the sum of the federal funds rate plus a margin of 0.50%, and (c) the sum of Term Secured Overnight Financing Rate (“SOFR”) (as published by the CME Group Benchmark Administrative Limited) for an interest period of one month for such applicable day (not to be less than 0.00%), plus a margin of 1.00% or (y) the sum of (i) an applicable margin ranging from 1.75% to 2.50% based on the applicable senior net leverage ratio plus (ii) the rate per annum equal to the sum of Term SOFR (as published by the CME Group Benchmark Administrative Limited) for the applicable interest period (not to be less than 0.00%). Swing loans may not be SOFR loans.

Addus HealthCare, Inc. (“Addus HealthCare”) is the borrower, and its parent, Holdings, and substantially all of Holdings’ subsidiaries are guarantors under this credit facility, and it is collateralized by a first priority security interest in all of the Company’s and the other credit parties’ current and future tangible and intangible assets, including the shares of stock of the borrower and subsidiaries. The Credit Agreement contains affirmative and negative covenants customary for credit facilities of this type, including limitations on the Company with respect to liens, indebtedness, guaranties, investments, distributions, mergers and acquisitions, and dispositions of assets. The availability of additional draws under this credit facility is conditioned, among other things, upon (after giving effect to such draws) the Total Net Leverage Ratio (as defined in the Credit Agreement) not exceeding 3.75:1.00. In certain circumstances, in connection with a Material Acquisition (as defined in the Credit Agreement), the Company can elect to increase its Total Net Leverage Ratio compliance covenant to 4.25:1.00 for the then current fiscal quarter and the three succeeding fiscal quarters.

The Company pays a fee ranging from 0.20% to 0.35% based on the applicable senior net leverage ratio times the unused portion of the revolving loan portion of the credit facility.

The Credit Agreement contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property, and payment of taxes. The Credit Agreement also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum Interest Coverage Ratio (as defined in the Credit Agreement) and a requirement to stay below a maximum Total Net Leverage Ratio (as defined in the Credit Agreement). The Credit Agreement also contains restrictions on guarantees, indebtedness, liens, investments, and loans, subject to customary carve outs, a restriction on dividends (provided that Addus HealthCare may make distributions to the Company in an amount that does not exceed $10.0 million in any year absent of an event of default, plus limited exceptions for tax and administrative distributions), a restriction on the ability to consummate acquisitions (without the consent of the lenders) under its credit facility subject to compliance with the Total Net Leverage Ratio (as defined in the Credit Agreement) thresholds, restrictions on mergers, dispositions of assets, and affiliate transactions, and restrictions on fundamental changes and lines of business.

During the three months ended March 31, 2025, the Company did not draw on its credit facility and repaid $20.0 million under its revolving credit facility.

As of March 31, 2025, the Company had a total of $203.0 million of revolving loans, with an interest rate of 6.32%, outstanding on its credit facility. After giving effect to the amount drawn on its credit facility, approximately $8.0 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA (as defined in the Credit Agreement), the Company had $632.9 of capacity and $421.9 million available for borrowing under its credit facility. As of December 31, 2024, the Company had a total of $223.0 million of revolving loans, with an interest rate of 6.34%, outstanding on its credit facility.

As of March 31, 2025, the Company was in compliance with all financial covenants under the Credit Agreement.

9. Income Taxes

The effective income tax rates were 21.4% and 25.7% for the three months ended March 31, 2025 and 2024, respectively.

For the three months ended March 31, 2025, the difference between our federal statutory and effective income tax rates was principally due to the inclusion of state taxes and non-deductible compensation, partially offset by the use of federal employment tax credits and excess tax benefit. For the three months ended March 31, 2025 and 2024, the effective tax rates were inclusive of an excess tax benefit of 4.7% and 0.1%, respectively. The excess tax expense or benefit is a discrete item, related to the vesting of equity shares, which requires the Company to recognize the expense or benefit fully in the period. An excess tax expense results if the Company’s cumulative costs of the award recognized exceed the income tax deduction, whereas an excess tax benefit results if the Company’s cumulative costs of the award recognized are less than the income tax deduction.

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

11. Segment Information

Operating segments are defined as components of a company that engage in business activities from which it may earn revenues and incur expenses, and for which separate financial information is available and is regularly reviewed by the Company’s CODM. The Company identifies its Chief Executive Officer and Chief Operating Officer together as CODMs to assess the performance of the individual segments and make decisions about resources to be allocated to the segments. The Company operates as a multi-state provider of three business segments providing in-home services.

In its personal care segment, the Company provides non-medical assistance with activities of daily living, primarily to persons who are at increased risk of hospitalization or institutionalization, such as the elderly, chronically ill or disabled. In its hospice segment, the Company provides physical, emotional, and spiritual care for people who are terminally ill as well as related services for their families. In its home health segment, the Company provides services that are primarily medical in nature to individuals who may require assistance during an illness or after hospitalization and include skilled nursing and physical, occupational, and speech therapy.

The Company’s method for measuring profitability on each reportable segment basis is the same as those described in the summary of significant accounting policies and its CODMs frequently review the actual result to budget variance to allocate resources to the segment and assess its performance. Segment operating income consists of revenue generated by a segment, less the direct costs of service revenues and general and administrative expenses that are incurred directly by the segment. Unallocated general and administrative costs are those costs for functions performed in a centralized manner and therefore not attributable to a particular segment. These costs include accounting, finance, human resources, legal, information technology, corporate office support and facility costs and overall corporate management.

The CODMs do not review disaggregated assets by segment. The measure of segment assets is reported on the balance sheet as total consolidated assets.

The tables below set forth information about the Company’s reportable segments, along with the items necessary to reconcile the segment information to the totals reported in the accompanying Unaudited Condensed Consolidated Financial Statements.

	For the Three Months Ended March 31, 2025
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$258,286	$61,437	$17,985	$337,708
Direct service personnel	186,650	26,205	10,413	223,268
General and administrative salaries, wages and benefits	18,239	10,980	3,279	32,498
Other segment items [1]	5,805	9,635	1,279	16,719
Segment operating income	47,592	14,617	3,014	65,223
Segment reconciliation:
Items not allocated at segment level:
Other general and administrative expenses				30,766
Depreciation and amortization				3,943
Interest income				(502)
Interest expense				4,018
Income before income taxes				$26,998

(1)
Other segment items include other costs for direct service personnel, office expense, licenses and taxes, communication, medical director fees, travel, and bad debt expense.

	For the Three Months Ended March 31, 2024
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$208,003	$55,863	$16,880	$280,746
Direct service personnel	152,072	23,325	10,623	186,020
General and administrative salaries, wages and benefits	11,161	10,079	3,664	24,903
Other segment items [1]	4,748	9,002	1,316	15,067
Segment operating income	40,022	13,457	1,277	54,756
Segment reconciliation:
Items not allocated at segment level:
Other general and administrative expenses				27,642
Depreciation and amortization				3,469
Interest income				(423)
Interest expense				2,758
Income before income taxes				$21,310

(1)
Other segment items include other costs for direct service personnel, office expense, licenses and taxes, communication, medical director fees, travel, and bad debt expense.

12. Significant Payors

The Company’s revenue by payor type was as follows:

Personal Care Segment	For the Three Months Ended March 31,
	2025		2024
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
State, local and other governmental programs	$132,904	51.5%	$107,754	51.8%
Managed care organizations	117,007	45.3	94,276	45.3
Private pay	6,976	2.7	3,906	1.9
Commercial insurance	1,160	0.4	1,486	0.7
Other	239	0.1	581	0.3
Total personal care segment net service revenues	$258,286	100.0%	$208,003	100.0%

Hospice Segment	For the Three Months Ended March 31,
	2025		2024
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$56,788	92.4%	$50,652	90.7%
Commercial insurance	2,383	3.9	3,134	5.6
Managed care organizations	2,028	3.3	1,817	3.3
Other	238	0.4	260	0.4
Total hospice segment net service revenues	$61,437	100.0%	$55,863	100.0%

Home Health Segment	For the Three Months Ended March 31,
	2025		2024
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$12,576	69.9%	$11,663	69.1%
Managed care organizations	3,810	21.2	4,400	26.1
State, local and other governmental programs (excluding Medicare)	1,087	6.0	26	0.2
Other	512	2.9	791	4.6
Total home health segment net service revenues	$17,985	100.0%	$16,880	100.0%

The Company derives a significant amount of its revenue from its operations in Illinois, New Mexico, Ohio, and Texas. The percentages of segment revenue for each of these significant states and New York for the three months ended March 31, 2025 and 2024 were as follows:

Personal Care Segment	For the Three Months Ended March 31,
	2025		2024
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Illinois	$111,414	43.1%	$107,575	51.8%
New Mexico	28,305	11.0	28,967	13.9
New York(1)	273	0.1	23,534	11.3
Texas	49,861	19.3	—	—
All other states	68,433	26.5	47,927	23.0%
Total personal care segment net service revenues	$258,286	100.0%	$208,003	100.0

(1)
The selection process of the New York Consumer Directed Personal Assistance Program (“CDPAP”) fiscal intermediaries has changed significantly in recent years and the program continues to be an area of focus for New York governmental authorities. As a result of the changes and uncertainty in the state, the Company determined that its New York personal care operations no longer fit its growth strategy and is divesting these operations. See Note 3 to the Notes to Unaudited Condensed Consolidated Financial Statements, Divestiture, for additional details regarding our divestiture.

Hospice Segment	For the Three Months Ended March 31,
	2025		2024
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Ohio	$23,187	37.7%	$20,236	36.2%
Illinois	14,564	23.7	12,252	21.9
New Mexico	7,913	12.9	7,515	13.5
All other states	15,773	25.7	15,860	28.4
Total hospice segment net service revenues	$61,437	100.0%	$55,863	100.0%

Home Health Segment	For the Three Months Ended March 31,
	2025		2024
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
New Mexico	$8,555	47.6%	$7,777	46.1%
Illinois	1,932	10.7	2,942	17.4
Tennessee	7,498	41.7	6,161	36.5
Total home health segment net service revenues	$17,985	100.0%	$16,880	100.0%

A substantial portion of the Company’s revenue and accounts receivable are derived from services performed for federal, state, and local governmental agencies. The personal care segment derives a significant amount of its net service revenues in Illinois, which represented 33.0% and 38.3% of our net service revenues for the three months ended March 31, 2025 and 2024, respectively. The Illinois Department on Aging, the largest payor program for the Company’s Illinois personal care operations, accounted for 18.5% and 20.8% of the Company’s net service revenues for the three months ended March 31, 2025 and 2024, respectively.

The related receivables due from the Illinois Department on Aging represented 23.8% and 18.0% of the Company’s net accounts receivable at March 31, 2025 and December 31, 2024, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements about our business and operations. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words like “believes,” “belief,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “would,” “should,” and similar expressions are intended to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to: the impact of macroeconomic conditions, including significant global inflation and interest rates, legislative and political developments, including any hold on or cancellation of congressionally authorized spending or interruptions in the distribution of government funds, trade policies and tensions, including changes in, or the imposition of, tariffs and/or trade barriers and the economic impacts, volatility and uncertainty resulting therefrom, and the potential adverse effects of current conditions; business disruptions due to inclement weather, natural disasters, acts of terrorism, pandemics, civil insurrection or social unrest; changes in operational and reimbursement processes and payment structures at the state or federal levels; changes in Medicaid, Medicare, other government program and managed care organizations’ policies and payment rates, and the timeliness of reimbursements received under government programs; changes in, or our failure to comply with, existing federal and state laws or regulations, or our failure to comply with new government laws or regulations on a timely basis; the impact of decisions of the U.S. Supreme Court regarding the actions of federal agencies; changes in presidential administrations; changes in the structure and administration of, and funding for, federal and state agencies and programs; competition in the healthcare industry; the geographical concentration of our operations; changes in the case mix of consumers and payment methodologies; operational changes resulting from the assumption by managed care organizations of responsibility for managing and paying for our services to consumers; the nature and success of future financial and/or delivery system reforms; changes in estimates and judgments associated with critical accounting policies; our ability to maintain or establish new referral sources; our ability to renew significant agreements or groups of agreements; our ability to attract and retain qualified personnel; federal, state and city minimum wage pressure, including any failure of any governmental entity to enact a minimum wage offset and/or the timing of any such enactment; changes in payments and covered services due to overall economic conditions and deficit reduction measures by federal and state governments, and our expectations regarding these changes; cost containment initiatives undertaken by federal and state governmental and other third-party payors; our ability to access financing through the capital and credit markets; our ability to meet debt service requirements and comply with covenants in debt agreements; our ability to integrate and manage our information systems; any security breaches, cyber-attacks, loss of data, or cybersecurity threats or incidents, and any actual or perceived failures to comply with legal requirements related to the privacy of confidential consumer data and other sensitive information; the size and growth of the markets for our services, including our expectations regarding the markets for our services; eligibility standards and limits on services imposed by governmental agencies; the potential for litigation, audits, and investigations; discretionary determinations by government officials; our ability to successfully implement our business model to grow our business; our ability to continue identifying, pursuing, consummating, and integrating acquisition opportunities and expanding into new geographic markets; the impact of acquisitions and dispositions on our business, including the potential inability to realize the benefits of potential acquisitions; the effectiveness, quality, and cost of our services; our ability to successfully execute our growth strategy; changes in tax rates; and various other matters, many of which are beyond our control. In addition, these forward-looking statements are subject to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2024, filed with the SEC on February 25, 2025. You should carefully review all of these factors. Moreover, our business may be materially adversely affected by factors that are not currently known to us, by factors that we currently consider immaterial or by factors that are not specific to us, such as general economic conditions. These forward-looking statements were based on information, plans, and estimates at the date of this report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes, except as may be required by law.

Overview

We are a home care services provider operating three segments: personal care, hospice, and home health. Our services are principally provided in-home under agreements with federal, state, and local government agencies, managed care organizations, commercial insurers, and private individuals. Our consumers are predominantly “dual eligible,” meaning they are eligible to receive both Medicare and Medicaid benefits. Managed care organizations accounted for 35.6% and 34.2% of our net service revenues during the three months ended March 31, 2025 and 2024, respectively.

A summary of certain consolidated financial results is provided in the table below.

	For the Three Months Ended March 31,
	2025	2024
Net service revenues by segment:	(Amounts in Thousands)
Personal care	$258,286	$208,003
Hospice	61,437	55,863
Home health	17,985	16,880
Total net service revenue	$337,708	$280,746

Net income	$21,228	$15,830

As of March 31, 2025, we provided our services in 23 states through 260 offices. We served approximately 72,000 and 57,000 discrete individuals, respectively, during the three months ended March 31, 2025 and 2024. Our personal care segment also includes staffing services, with clients including assisted living facilities, nursing homes, and hospice facilities.

Acquisitions

In addition to our organic growth, we have grown through acquisitions that have expanded our presence in current markets, with the goal of having all three levels of in-home care in our markets or facilitating our entry into new markets where in-home care has been moving to managed care organizations or that present other strategic opportunities.

On March 9, 2024, we completed our acquisition of the operations of Upstate Home Care Solutions (“Upstate”) for $0.4 million, with funding provided by available cash. With the purchase of Upstate, the Company expanded its personal care segment in South Carolina.

On December 2, 2024, we completed the acquisition of the personal care business of Curo Health Services, LLC, a Delaware limited liability company that does business as Gentiva, consisting of certain equity interests and assets and liabilities (collectively, the “Gentiva Acquisition”) for approximately $353.6 million, with funding primarily provided by drawing on the Company’s revolving credit facility and a portion of the net proceeds of the Company’s public offering of common stock. The purchase price is subject to the completion of working capital and related adjustments. With the Gentiva Acquisition, the Company expanded its services within its personal care segment in Arizona, Arkansas, California, and North Carolina, and entered the market in Missouri and Texas. The home health segment also was expanded in Tennessee.

On January 1, 2025, the Company completed the Jacksonville Acquisition for approximately $0.8 million, with funding provided by available cash. With the Jacksonville Acquisition, the Company expanded its personal care segment in Florida and recorded goodwill of $0.8 million.

On March 1, 2025, the Company completed the Great Lakes Acquisition for $2.6 million, with funding provided by available cash. With the Great Lakes Acquisition, the Company expanded its personal care segment in Michigan and recognized goodwill in its personal care segment of $2.6 million during the three months ended March 31, 2025.

New York Asset Sale

Effective May 20, 2024, we entered into the New York Asset Sale. The Company entered into a consulting agreement with the purchaser, as the transfer of clients and caregivers and payment for assets pursuant to the New York Asset Sale is occurring over time as regulatory approvals are received, coordination of the transfer of clients and caregivers occurs, and the change of control takes place. In connection with this transaction, the Company ceased operations in New York. See Note 3 to the Notes to Unaudited Condensed Consolidated Financial Statements, Divesture, for additional details regarding our divestiture.

Recruiting

As the labor market continues to be tight and unemployment remains at low levels, the competition for new caregivers, including skilled healthcare staff, and support staff continues to be significant. In addition, the United States economy continues to experience inflationary pressures. To the extent that we continue to experience a shortage of caregivers, it may hinder our ability to fully meet the continuing demand for both our non-clinical and clinical services.

Revenue by Payor and Significant States

Our payors are principally federal, state, and local governmental agencies and managed care organizations. The federal, state, and local programs under which the agencies operate are subject to legislative and budgetary changes and other risks that can influence reimbursement rates. We are experiencing a transition of business from government payors to managed care organizations, which we believe aligns with our emphasis on coordinated care and the reduction of the need for acute care.

Our revenue by payor and significant states by segment were as follows:

Personal Care Segment	For the Three Months Ended March 31,
	2025		2024
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
State, local and other governmental programs	$132,904	51.5%	$107,754	51.8%
Managed care organizations	117,007	45.3	94,276	45.3
Private pay	6,976	2.7	3,906	1.9
Commercial insurance	1,160	0.4	1,486	0.7
Other	239	0.1	581	0.3
Total personal care segment net service revenues	$258,286	100.0%	$208,003	100.0%
Illinois	$111,414	43.1%	$107,575	51.8%
New Mexico	28,305	11.0	28,967	13.9
New York	273	0.1	23,534	11.3
Texas	49,861	19.3	—	—
All other states	68,433	26.5	47,927	23.0
Total personal care segment net service revenues	$258,286	100.0%	$208,003	100.0%

Hospice Segment	For the Three Months Ended March 31,
	2025		2024
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$56,788	92.4%	$50,652	90.7%
Commercial insurance	2,383	3.9	3,134	5.6
Managed care organizations	2,028	3.3	1,817	3.3
Other	238	0.4	260	0.4
Total hospice segment net service revenues	$61,437	100.0%	$55,863	100.0%
Ohio	$23,187	37.7%	$20,236	36.2%
Illinois	14,564	23.7	12,252	21.9
New Mexico	7,913	12.9	7,515	13.5
All other states	15,773	25.7	15,860	28.4
Total hospice segment net service revenues	$61,437	100.0%	$55,863	100.0%

Home Health Segment	For the Three Months Ended March 31,
	2025		2024
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$12,576	69.9%	$11,663	69.1%
Managed care organizations	3,810	21.2	4,400	26.1
State, local and other governmental programs (excluding Medicare)	1,087	6.0	26	0.2
Other	512	2.9	791	4.7
Total home health segment net service revenues	$17,985	100.0%	$16,880	100.0%
New Mexico	$8,555	47.6%	$7,777	46.1%
Illinois	1,932	10.7	2,942	17.4
Tennessee	7,498	41.7	6,161	36.5
Total home health segment net service revenues	$17,985	100.0%	$16,880	100.0%

The personal care segment derives a significant amount of its net service revenues in Illinois, which represented 33.0% and 38.3% of our net service revenues for the three months ended March 31, 2025 and 2024, respectively.

A significant amount of our net service revenues are derived from one payor, the Illinois Department on Aging, the largest payor program for our Illinois personal care operations, which accounted for 18.5% and 20.8% of our net service revenues for the three months ended March 31, 2025 and 2024, respectively.

Changes in Illinois Reimbursement

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

The Illinois fiscal year 2025 budget included an increase in hourly rates for in-home care services to $29.63, effective January 1, 2025, and required a minimum wage of $18.00 per hour for direct service workers. CMS approved an amendment to Illinois’ Persons Who are Elderly waiver program that included this rate increase, effective January 1, 2025.

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

Overall payments made by Medicare to each hospice provider number are subject to an inpatient cap and an aggregate cap. The inpatient cap limits the number of days of inpatient care for which Medicare will pay to no more than 20% of total patient care days. Days in excess of the limitation are paid at the routine home care rate. The aggregate cap limits the total Medicare reimbursement that a hospice may receive in a cap year (typically the federal fiscal year) based on an annual per-beneficiary cap amount, which is set each federal fiscal year, and the number of Medicare patients served. The per-beneficiary cap amount was updated to $34,465.34 for federal fiscal year 2025. If a hospice’s Medicare payments exceed its inpatient or aggregate caps, it must repay Medicare the excess amount.

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

CMS updates the HHPPS payment rates each calendar year. For calendar year 2025, CMS estimates that Medicare payments to home health agencies will increase by 0.5%. This is based on a home health payment update percentage of 2.7%, which reflects a 3.2% market basket update, reduced by a productivity adjustment of 0.5 percentage points, and an estimated 1.8% decrease associated with the transition to the PDGM, among other changes. Home health providers that do not comply with quality data reporting requirements are subject to a 2-percentage point reduction to their market basket update. In addition, Medicare requires home health agencies to submit a one-time Notice of Admission (“NOA”) for each patient that establishes that the beneficiary is under a Medicare home health period of care. Failure to submit the NOA within five calendar days from the start of care will result in a reduction to the 30-day period payment amount for each day from the start of care date until the date the NOA is submitted.

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

In certain states, payment of claims may be impacted by the Review Choice Demonstration for Home Health Services, a program intended to identify and prevent fraud, reduce the number of Medicare appeals and improve provider compliance with Medicare program requirements. The program is currently limited to home health agencies in Illinois, Ohio, Oklahoma, North Carolina, Florida, and Texas. Providers in states subject to the Review Choice Demonstration for Home Health Services may initially select either pre-claim review or post-payment review. Home health agencies that maintain high compliance levels are eligible for additional options that may be less burdensome. This program has not had a material impact on our results of operations or financial position.

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

Developments in Public Policy

The outcome of the 2024 federal election increased regulatory uncertainty and the potential for significant policy changes. President Trump has issued executive orders that impact or may impact the healthcare industry, including an order establishing a presidential advisory commission, the Department of Government Efficiency (“DOGE”), focused on restructuring and streamlining government agencies and reducing or eliminating regulations and federal government programs and other expenditures. In March 2025, the Department of Health and Human Services (“HHS”) announced a significant restructuring in accordance with the President’s DOGE Workforce Optimization Initiative. The restructuring will reduce the HHS workforce and consolidate divisions of HHS, including integrating some functions of the Administration for Community Living, which administers programs that support older adults, into other HHS agencies. HHS also announced a change in its policy on public participation in rulemaking that may negatively affect the ability of industry participants to receive advance notice of and offer feedback on some policy changes. In addition, recent actions by the presidential administration have resulted in holds on or cancellations of congressionally authorized spending as well as interruptions in the distribution of governmental funds.

Home care and other healthcare providers may be significantly impacted by changes to the Medicaid program, including changes resulting from legislation and administrative actions at the federal and state levels. Federal actions may impact funding for, or the structure of, the Medicaid program, including through changes to Medicaid waiver programs, and may shape provider reimbursement rates, eligibility and coverage policies, and other aspects of state Medicaid programs. Currently, the federal government pays a percentage match for state Medicaid expenditures that varies by state and other factors, with no pre-set limit on federal spending. However, some members of Congress and the presidential administration have raised, and Congress may in the future adopt, proposals to reduce and restructure Medicaid expenditures. Reduced funding for Medicaid or changes to Medicaid waiver programs could put pressure on state budgets and result in reductions to Medicaid payments, scope of coverage and enrollment. Such reductions could, in turn, affect our reimbursements for services rendered.

Components of our Statements of Income

Net Service Revenues

We generate net service revenues by providing our services directly to consumers and primarily on an hourly basis in our personal care segment, on a daily basis in our hospice segment, and on an episodic basis in our home health segment. We receive payment for providing such services from our private consumers and payors, including federal, state, and local governmental agencies, managed care organizations, and commercial insurers.

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

Cost of Service Revenues

We incur direct care wages, payroll taxes, and benefit-related costs in connection with providing our services. We also provide workers’ compensation and general liability coverage for our employees. Employees are also reimbursed for their travel time and related travel costs in certain instances.

General and Administrative Expenses

Our general and administrative expenses include our costs for operating our network of local agencies and our administrative offices. Our agency expenses consist of costs for supervisory personnel, our community care supervisors, and office administrative costs. Personnel costs include wages, payroll taxes, and employee benefits. Facility costs include rents, utilities, and postage, telephone, and office expenses. Our corporate and support center expenses include costs for accounting, information systems, human resources, billing and collections, contracting, marketing, and executive leadership. These expenses consist of compensation, including stock-based compensation, payroll taxes, employee benefits, legal, accounting and other professional fees, travel, general insurance, rents, provision for doubtful accounts, and related facility costs. Expenses related to streamlining our operations such as costs related to terminated employees, termination of professional services relationships, other contract termination costs, and asset write-offs are also included in general and administrative expenses.

Depreciation and Amortization Expenses

Depreciable assets consist principally of furniture and equipment, network administration and telephone equipment, and operating system software. Depreciable and leasehold assets are depreciated or amortized on a straight-line method over their useful lives or, if less and if applicable, their lease terms. We amortize our intangible assets with finite lives, consisting of customer and referral relationships, trade names, trademarks, and non-competition agreements, using straight line or accelerated methods based upon their estimated useful lives.

Interest Expense

Interest expense is reported when incurred and principally consists of interest and unused credit line fees on the credit facility.

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. The effective income tax rate was 21.4% and 25.7% for the three months ended March 31, 2025 and 2024, respectively, compared to our federal statutory rate of 21%. The difference between our federal statutory and effective income tax rates was principally due to the inclusion of state taxes, non-deductible compensation, excess tax expense/benefit and the use of federal employment tax credits.

Results of Operations — Consolidated

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

The following table sets forth our unaudited condensed consolidated results of operations.

	For the Three Months Ended March 31,
	2025		2024		Change
		% Of		% Of
		Net Service		Net Service
	Amount	Revenues	Amount	Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Net service revenues	$337,708	100.0%	$280,746	100.0%	$56,962	20.3%
Cost of service revenues	230,031	68.1	192,569	68.6	37,462	19.5
Gross profit	107,677	31.9	88,177	31.4	19,500	22.1
General and administrative expenses	73,220	21.7	61,063	21.8	12,157	19.9
Depreciation and amortization	3,943	1.2	3,469	1.2	474	13.7
Total operating expenses	77,163	22.9	64,532	23.0	12,631	19.6
Operating income	30,514	9.0	23,645	8.4	6,869	29.1
Interest income	(502)	(0.1)	(423)	(0.2)	(79)	18.7
Interest expense	4,018	1.2	2,758	1.0	1,260	45.7
Total interest expense, net	3,516	1.1	2,335	0.8	1,181	50.6
Income before income taxes	26,998	8.0	21,310	7.6	5,688	26.7
Income tax expense	5,770	1.7	5,480	2.0	290	5.3
Net income	$21,228	6.3%	$15,830	5.6%	$5,398	34.1%

Net service revenues increased by 20.3% to $337.7 million for the three months ended March 31, 2025 compared to $280.7 million for the three months ended March 31, 2024. Revenue increased by $50.3 million in our personal care segment, by $5.6 million in our hospice segment and by $1.1 million in our home health segment during the three months ended March 31, 2025, compared to the same period in 2024. The increase in our personal care and home health segments was primarily due to the completion of the Gentiva Acquisition on December 2, 2024, as well as the same store growth in our home health segment. The increase in our hospice segment revenue was due to organic growth.

Gross profit, expressed as a percentage of net service revenues, increased to 31.9% for the three months ended March 31, 2025, compared to 31.4% for the same period in 2024 due to growth in our higher margin hospice segment, the New York Asset Sale and the Gentiva Acquisition.

General and administrative expenses increased to $73.2 million for the three months ended March 31, 2025, as compared to $61.1 million for the three months ended March 31, 2024. The increase in general and administrative expenses was primarily due to the Gentiva Acquisition that resulted in an increase in administrative employee wage, bonus, tax, and benefit costs of $9.4 million. General and administrative expenses, expressed as a percentage of net service revenues, decreased to 21.7% for the three months ended March 31, 2025, from 21.8% for the three months ended March 31, 2024.

Interest expense increased to $4.0 million for the three months ended March 31, 2025 from $2.8 million for the three months ended March 31, 2024. The increase in interest expense was primarily due to higher average outstanding borrowings held under our credit facility for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. The effective income tax rate was 21.4% and 25.7% for the three months ended March 31, 2025 and 2024, respectively. Our lower effective income tax rate for the three months ended March 31, 2025 was principally due to a higher excess tax benefit with a lower benefit from the use of federal employment tax credits. For the three months ended March 31, 2025 and 2024, the excess tax benefit and federal employment tax credits were 7.2% and 3.5%, respectively.

Results of Operations – Segments

The following tables and related analysis summarize our operating results and business metrics by segment:

Personal Care Segment

	For the Three Months Ended March 31,
	2025		2024		Change
	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$258,286	100.0%	$208,003	100.0%	$50,283	24.2%
Cost of services revenues	186,964	72.4	152,536	73.3	34,428	22.6
Gross profit	71,322	27.6	55,467	26.7	15,855	28.6
General and administrative expenses	23,730	9.2	15,445	7.4	8,285	53.6
Segment operating income	$47,592	18.4%	$40,022	19.3%	$7,570	18.9%
Business Metrics (Actual Numbers, Except Billable Hours in Thousands)
Locations at period end	199		153
Average billable census * (1)	50,478		37,715		12,763	33.8%
Billable hours * (2)	10,201		7,590		2,611	34.4
Average billable hours per census per month * (2)	67.4		67.0		0.4	0.6
Billable hours per business day * (2)	159,395		116,769		42,626	36.5
Revenues per billable hour * (2)	$25.32		$27.35		$(2.03)	(7.4)%
Same store growth revenue % * (3)	7.4%		9.3%		(1.9)	(20.4)

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

The personal care segment derives a significant amount of its net service revenues from operations in Illinois, which represented 33.0% and 38.3% of our net service revenues for the three months ended March 31, 2025 and 2024, respectively. One payor, the Illinois Department on Aging, accounted for 18.5% and 20.8% of net service revenues for the three months ended March 31, 2025 and 2024, respectively.

Net service revenues from state, local, and other governmental programs accounted for 51.5% and 51.8% of net service revenues for the three months ended March 31, 2025 and 2024, respectively. Managed care organizations accounted for 45.3% of net service revenues for both the three months ended March 31, 2025 and 2024, with commercial insurance, private pay, and other payors accounting for the remainder of net service revenues.

Net service revenues increased by 24.2% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Net service revenues included a 7.4% decrease in revenues per billable hour for the three months ended March 31, 2025, due to lower reimbursement rates attributable to the Gentiva Acquisition, as well as the New York Asset Sale, compared to the three months ended March 31, 2024.

Gross profit, expressed as a percentage of net service revenues, increased to 27.6% for the three months ended March 31, 2025 from 26.7% for the three months ended March 31, 2024. This increase was due to decreases in direct payroll and benefits expenses as a percentage of revenue for the three months ended March 31, 2025 primarily related to the New York Asset Sale.

The personal care segment’s general and administrative expenses primarily consist of administrative employee wages, taxes, and benefit costs, rent, information technology, and office expenses. General and administrative expenses, expressed as a percentage of net service revenues, was 9.2% and 7.4% for the three months ended March 31, 2025 and 2024, respectively.

Hospice Segment

	For the Three Months Ended March 31,
	2025		2024		Change
	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$61,437	100.0%	$55,863	100.0%	$5,574	10.0%
Cost of services revenues	32,269	52.5	28,967	51.9	3,302	11.4
Gross profit	29,168	47.5	26,896	48.1	2,272	8.4
General and administrative expenses	14,551	23.7	13,439	24.1	1,112	8.3
Segment operating income	$14,617	23.8%	$13,457	24.0%	$1,160	8.6%
Business Metrics (Actual Numbers)
Locations at period end	38		38
Admissions * (1)	3,474		3,472		2	0.1%
Average daily census * (2)	3,515		3,359		156	4.6
Average discharge length of stay * (3)	97		90		7	7.8
Patient days * (4)	316,319		305,630		10,689	3.5
Revenue per patient day * (5)	$194.23		$182.78		$11.45	6.3
Organic growth
- Revenue * (6)	9.9%		5.8%		4.1	70.7
- Average daily census * (6)	4.6%		(1.1)%		5.7	(518.2)%

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

The hospice segment generates revenue by providing care to patients with a life expectancy of six months or less, as well as related services for their families. Hospice offers four levels of care, as defined by Medicare, to meet the varying needs of patients and their families. The four levels of hospice include routine home care, continuous home care, general inpatient care and respite care. Our hospice segment principally provides routine home care.

Net service revenues from Medicare accounted for 92.4% and 90.7% for the three months ended March 31, 2025 and 2024, respectively. Net service revenues from managed care organizations accounted for 3.3% for both the three months ended March 31, 2025 and 2024.

Net service revenues increased by $5.6 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily attributed to organic growth in average daily census.

Gross profit, expressed as a percentage of net service revenues, was 47.5% and 48.1% for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025, the decrease was mainly attributed to increases in direct employee wage, tax, and benefit costs as a percentage of net service revenues.

The hospice segment’s general and administrative expenses primarily consist of administrative employee wage, tax, and benefit costs, rent, information technology, and office expenses. General and administrative expenses, expressed as a percentage of net service revenues, was 23.7% and 24.1% for the three months ended March 31, 2025 and 2024, respectively. The decrease in general and administrative expenses as a percentage of net service revenues was primarily due to more efficient operations for administrative employees for the three months ended March 31, 2025.

Home Health Segment

	For the Three Months Ended March 31,
	2025		2024		Change
	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$17,985	100.0%	$16,880	100.0%	$1,105	6.5%
Cost of services revenues	10,798	60.0	11,066	65.6	(268)	(2.4)
Gross profit	7,187	40.0	5,814	34.4	1,373	23.6
General and administrative expenses	4,173	23.2	4,537	26.9	(364)	(8.0)
Segment operating income	$3,014	16.8%	$1,277	7.5%	$1,737	136.0%
Business Metrics (Actual Numbers)
Locations at period end	23		23
New admissions * (1)	4,708		4,887		(179)	(3.7)%
Recertifications * (2)	2,982		3,168		(186)	(5.9)
Total volume * (3)	7,690		8,055		(365)	(4.5)
Visits * (4)	94,593		106,931		(12,338)	(11.5)
Organic growth
- Revenue * (5)	1.3%		(15.1)%		16.4	(108.6)
- Admissions * (5)	(3.7)%		(4.0)%		0.3	(7.5)%

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
(5)
Revenue organic growth and admissions organic growth reflect the change in year-over-year revenue and admissions for the same store base. We define the same store base to include those stores open for at least 52 full weeks. These measures highlight the performance of existing stores, while excluding the impact of acquisitions, new store openings, and closures.

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

The home health segment generates net service revenues by providing home health services on a short-term, intermittent or episodic basis to individuals, generally to treat an illness or injury. Net service revenues from Medicare accounted for 69.9% and 69.1%, managed care organizations accounted for 21.2% and 26.1%, and state, local, and other governmental programs accounted for 6.0% and 0.2% for the three months ended March 31, 2025 and 2024, respectively. Home health services provided to Medicare beneficiaries are paid under the Medicare Home Health Prospective Payment System, which uses national, standardized 30-day period payment rates for periods of care. CMS uses the PDGM as the case-mix classification model to place periods of care into payment categories, classifying patients based on clinical characteristics. An outlier adjustment may be paid for periods of care in which costs exceed a specific threshold amount.

Net service revenues increased by $1.1 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024 primarily due to the Gentiva Acquisition and an increase in billable census in our home health segment for New Mexico.

Gross profit, expressed as a percentage of net service revenues, was 40.0% and 34.4% for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025, the increase was primarily due to an increase in net service revenues compared to the three months ended March 31, 2024.

The home health segment’s general and administrative expenses primarily consist of administrative employee wage, tax and benefit costs, rent, information technology, and office expenses. General and administrative expenses, expressed as a percentage of net service revenues, was 23.2% and 26.9% for the three months ended March 31, 2025 and 2024, respectively. General and administrative expenses for the three months ended March 31, 2025 decreased compared to the corresponding period in 2024, primarily due to more efficient operations for administrative employees for the three months ended March 31, 2025.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand and cash from operations and borrowings under our credit facility. At March 31, 2025 and December 31, 2024, we had cash balances of $97.0 million and $98.9 million, respectively. At March 31, 2025, we had a $650.0 million revolving credit facility and a $150.0 million incremental loan facility, which may be for term loans or an increase to the revolving loan commitments. The maturity of this credit facility was extended to July 30, 2028.

During the three months ended March 31, 2025, we used $3.4 million in cash to fund the Jacksonville Acquisition and the Great Lakes Acquisition and repaid $20.0 million under our revolving credit facility. As of March 31, 2025, we had a total of $203.0 million in revolving loans, with an interest rate of 6.32% outstanding on our credit facility and after giving effect to the amount drawn on our credit facility, approximately $8.0 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA (as defined in the Credit Agreement), we had $632.9 million of capacity and $421.9 million available for borrowing under our credit facility. At December 31, 2024, we had a total of $223.0 million revolving credit loans, with an interest rate of 6.34%, outstanding on our credit facility.

Our credit facility requires us to maintain a total net leverage ratio not exceeding 3.75:1.00. At March 31, 2025, we were in compliance with our financial covenants under the Credit Agreement. Although we believe our liquidity position remains strong, we can provide no assurance that we will remain in compliance with the covenants in our Credit Agreement, and in the future, it may prove necessary to seek an amendment with the bank lending group under our credit facility. Additionally, there can be no assurance that we will be able to raise additional funds on terms acceptable to us, if at all.

See Note 8 to the Notes to Unaudited Condensed Consolidated Financial Statements, Long-Term Debt, for additional details of our long-term debt.

Current Macroeconomic Conditions and American Rescue Plan Act of 2021 Relief Funding

Economic conditions in the United States continue to be challenging in various respects. For example, the United States economy continues to experience inflationary pressures, elevated interest rates, challenging labor market conditions and uncertainty regarding the impact of increased tariffs and trade disruptions. Any economic downturn would pose a risk to states’ revenues, which in turn could affect our reimbursements and collections received for services rendered. Depending on the severity and length of any potential economic downturn as well as the extent of any federal support, states could face significant fiscal challenges and revise their revenue forecasts and adjust their budgets, and sales tax collections and income tax withholdings could be depressed.

ARPA Spending Plans

The ARPA provides for $350 billion in relief funding for eligible state, local, territorial, and Tribal governments to mitigate the fiscal effects of the COVID-19 public health emergency. Additionally, the law provided for a 10 percentage point increase in federal matching funds for Medicaid HCBS from April 1, 2021, through March 31, 2022, provided the state satisfied certain conditions. States were generally permitted to use the state funds equivalent to the additional federal funds through March 31, 2025, but CMS granted extensions to several states. States must use the monies attributable to this matching fund increase to supplement, not supplant, their level of state spending for the implementation of activities enhanced under the Medicaid HCBS in effect as of April 1, 2021.

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

During the three months ended March 31, 2025, the Company did not received additional state funding provided by the ARPA. Of the total state funding received by the Company pursuant to the ARPA through March 31, 2025, the Company utilized $2.5 million during the three months ended March 31, 2025, primarily for caregivers and adding support to recruiting and retention efforts, included as a reduction of cost of service revenues in the Company’s Unaudited Condensed Consolidated Statements of Income. As of March 31, 2025, the deferred portion of ARPA funding of $8.7 million is included within Government stimulus advances on the Company’s Unaudited Condensed Consolidated Balance Sheets.

The following table summarizes changes in our cash flows:

	For the Three Months Ended March 31,
	2025	2024
	(Amounts in Thousands)
Net cash provided by operating activities	$18,949	$38,678
Net cash used in investing activities	(1,378)	(1,750)
Net cash used in financing activities	(19,528)	(25,000)

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Cash flows from operating activities represent the inflow of cash from our payors and the outflow of cash for payroll and payroll taxes, operating expenses, interest, and taxes. Net cash provided by operating activities was $18.9 million for the three months ended March 31, 2025, compared to net cash provided by operating activities of $38.7 million for the same period in 2024. The decrease in cash provided by operations was primarily due to the timing of receipts on accounts receivable and the timing of government stimulus funds. The changes in accounts receivable were primarily related to the growth in revenue and a decrease in days sales outstanding (“DSO”) during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The related receivables due from the Illinois Department on Aging represented 18.5% and 20.8% of the Company’s net accounts receivable at March 31, 2025 and March 31, 2024, respectively.

Net cash used in investing activities for the three months ended March 31, 2025, primarily consisted of $3.4 million of net cash used for the Jacksonville Acquisition and the Great Lakes Acquisition, $1.9 million of cash used for property and equipment purchases, primarily related to our ongoing investments in technology infrastructure fixed assets, offset by $3.8 million in proceeds received relating to the New York Asset Sale. Net cash used in investing activities for the three months ended March 31, 2024 primarily consisted of $0.4 million of net cash used for the Upstate acquisition and $1.4 million of cash used for property and equipment purchases.

Net cash used in financing activities for the three months ended March 31, 2025, primarily consisted of a $20.0 million payment on our revolving credit facility, offset by cash received from the exercise of stock options of $0.5 million. Net cash used in financing activities for the three months ended March 31, 2024 primarily consisted of $25.0 million payment on our revolving credit facility.

Outstanding Accounts Receivable

Gross accounts receivable as of March 31, 2025 and December 31, 2024 were approximately $138.0 million and $126.4 million, respectively. Outstanding accounts receivable, net of allowance for credit losses, increased by $11.7 million as of March 31, 2025 as compared to December 31, 2024. Accounts receivable for the Illinois Department on Aging increased approximately $6.3 million during the quarter ended March 31, 2025. Our collection procedures include review of account aging and direct contact with our payors. We have historically not used collection agencies. An uncollectible amount is written off to the allowance account after reasonable collection efforts have been exhausted.

We calculate our DSO by taking the trade accounts receivable outstanding, net of allowance for credit losses for doubtful accounts, divided by the net service revenues for the last quarter, multiplied by the number of days in that quarter. Our DSOs were 37 days and 39 days at March 31, 2025 and December 31, 2024, respectively. The DSOs for our largest payor, the Illinois Department on Aging, were 48 days and 40 days at March 31, 2025 and December 31, 2024, respectively.

Off-Balance Sheet Arrangements

As of March 31, 2025, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates previously disclosed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” set forth in Part II, Item 7 of our Annual Report on Form 10-K for the period ended December 31, 2024, filed on February 25, 2025.

Recently Issued Accounting Pronouncements

Refer to Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. As of March 31, 2025, we had outstanding borrowings of approximately $203.0 million on our credit facility, all of such borrowings were subject to variable interest rates. If the variable rates on this debt were 100 basis points higher than the rate applicable to the borrowing during the three month period ended March 31, 2025, our net income would have decreased by $0.4 million, or $0.02 per diluted share. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Legal Proceedings

From time to time, we are subject to legal and/or administrative proceedings incidental to our business. It is the opinion of management that the outcome of pending legal and/or administrative proceedings will not have a material effect on our financial position and results of operations.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors discussed under the caption “Risk Factors” set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 25, 2025. There have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in our Annual Report on Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the quarter ending March 31, 2025, each of the following directors and Section 16 officers adopted a Rule 10b5-1 Trading Arrangement (as defined in Item 408(a) of Regulation S-K) to sell common shares:

Name	Title	Adoption Date	Expiration Date (1)	Shares Vesting and Subject to Sell-To-Cover (2)	Other Shares Being Sold (Subject to Certain Conditions)
Roberton Stevenson	EVP and Chief Human Resources Officer	March 5, 2025	February 24, 2026	3,285	n/a
Michael Wattenbarger	EVP and Chief Information Officer	March 5, 2025	February 24, 2026	3,610	n/a
R. Dirk Allison	Chief Executive Officer and Chairman of the Board	August 26, 2024	March 10, 2025(3)	n/a	87,500(4)
R. Dirk Allison(3)	Chief Executive Officer and Chairman of the Board	March 4, 2025	February 24, 2026	28,942	n/a
Darby Anderson	EVP and Chief Government Affairs & Community Relations Officer	March 5, 2025	February 24, 2026	4,718	n/a
W. Bradley Bickham	President and Chief Operating Officer	March 5, 2025	February 24, 2026	12,173	n/a
Cliff Blessing	EVP and Chief Development Officer	March 14, 2025	February 24, 2026	4,009	n/a
Brian Poff	EVP, Chief Financial Officer, Secretary and Treasurer	March 4, 2025	February 24, 2026	11,363	n/a
Monica Raines	EVP and Chief Compliance and Quality Officer	March 13, 2025	March 1, 2026	4,010	n/a
Sean Gaffney	EVP and Chief Legal Officer	March 7, 2025	February 24, 2026	3,718	n/a
David Tucker	EVP and Chief Strategy Officer	March 13, 2025	February 24, 2026	4,091	n/a

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

(3) On March 10, 2025, Mr. Allison terminated his existing 10b5-1 Plan during the quarter in connection with his entry into a third amended and restated employment and non-competition agreement.

(4) Mr. Allison became CEO of the Company in early 2016 and, in connection with that appointment, received a grant of options with respect to 150,000 shares on January 21, 2016, of which 87,500 remained outstanding and unexercised at the plan’s establishment. Those options have a ten-year term and are thus forfeited if not exercised by early 2026. Mr. Allison had established this plan in order to effectuate an orderly process for exercising and selling before the date of forfeiture and sold 37,500 shares prior to the plan’s termination.

Each trading arrangement noted above is intended to satisfy the affirmative defense in Rule 10b5-1(c). No other director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, as such terms are defined in Item 408(a) of Regulation S-K, during the quarter ending March 31, 2025.

Item 6. Exhibits

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Date Filing	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation of the Company dated as of October 27, 2009.	10-Q	001-34504	11/20/2009	3.1

3.2	Amended and Restated Bylaws of the Company, as amended by the First Amendment to the Amended and Restated Bylaws.	10-Q	001-34504	05/09/2013	3.2

4.1	Form of Common Stock Certificate.	S-1	333-160634	10/02/2009	4.1

10.1	Retention and Transition Agreement, dated March 10, 2025, by and between Addus Healthcare, Inc. and W. Bradley Bickham.	8-K	001-34504	03/11/2025	10.1

10.2	Third Amended and Restated Employment and Non-Competition Agreement, dated March 10, 2025, by and between Addus Healthcare, Inc. and R. Dirk Allison.	8-K	001-34504	03/11/2025	10.2

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADDUS HOMECARE CORPORATION

Date: May 6, 2025	By:	/s/ R. DIRK ALLISON

R. Dirk Allison Chairman and Chief Executive Officer (As Principal Executive Officer)

Date: May 6, 2025	By:	/s/ BRIAN POFF

Brian Poff Chief Financial Officer (As Principal Financial Officer)