Form 10-Q
period 2025-06-30
Addus HomeCare Corp
filed 2025-08-05
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of  July 29, 2025, Addus HomeCare Corporation had 18,407,239 shares of Common Stock outstanding.

ADDUS HOMECARE CORPORATION

FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2025 and December 31, 2024

(Amounts and Shares in Thousands, Except Per Share Data)

(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash	$91,176	$98,911
Accounts receivable, net of allowances	140,098	122,880
Prepaid expenses and other current assets	31,771	38,591
Total current assets	263,045	260,382
Property and equipment, net of accumulated depreciation and amortization	24,441	24,703
Other assets
Goodwill	969,824	970,558
Intangibles, net of accumulated amortization	105,656	109,643
Operating lease assets, net	45,965	47,348
Total other assets	1,121,445	1,127,549
Total assets	$1,408,931	$1,412,634
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$15,687	$27,176
Accrued payroll	68,441	62,053
Accrued expenses	33,054	28,959
Operating lease liabilities, current portion	12,969	12,800
Government stimulus advances	7,927	11,239
Accrued workers' compensation insurance	13,305	13,644
Total current liabilities	151,383	155,871
Long-term liabilities
Long-term debt, less current portion, net of debt issuance costs	169,059	218,443
Long-term operating lease liabilities	40,223	41,883
Deferred income tax	26,287	25,820
Other long-term liabilities	125	125
Total long-term liabilities	235,694	286,271
Total liabilities	$387,077	$442,142
Stockholders' equity
Common stock—$.001 par value; 40,000 authorized and 18,407 and 18,148 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	$18	$18
Additional paid-in capital	602,126	594,044
Retained earnings	419,710	376,430
Total stockholders' equity	1,021,854	970,492
Total liabilities and stockholders' equity	$1,408,931	$1,412,634

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months Ended June 30, 2025 and 2024

(Amounts and Shares in Thousands, Except Per Share Data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net service revenues	$349,443	$286,922	$687,151	$567,668
Cost of service revenues	235,566	193,764	465,597	386,333
Gross profit	113,877	93,158	221,554	181,335
General and administrative expenses	77,077	63,576	150,297	124,639
Depreciation and amortization	3,913	3,401	7,856	6,870
Total operating expenses	80,990	66,977	158,153	131,509
Operating income	32,887	26,181	63,401	49,826
Interest income	(583)	(474)	(1,085)	(897)
Interest expense	3,525	2,114	7,543	4,872
Total interest expense, net	2,942	1,640	6,458	3,975
Income before income taxes	29,945	24,541	56,943	45,851
Income tax expense	7,893	6,462	13,663	11,942
Net income	$22,052	$18,079	$43,280	$33,909
Net income per common share
Basic income per share	$1.22	$1.12	$2.40	$2.10
Diluted income per share	$1.20	$1.10	$2.36	$2.06
Weighted average number of common shares and potential common shares outstanding:
Basic	18,045	16,177	18,011	16,120
Diluted	18,332	16,498	18,340	16,449

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Three and Six Months Ended June 30, 2025

(Amounts and Shares in Thousands)

(Unaudited)

	For the Three Months Ended June 30, 2025
			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance at April 1, 2025	18,399	$18	$597,706	$397,658	$995,382
Issuance of shares of common stock under restricted stock award agreements	10	—	—	—	—
Forfeiture of shares of common stock under restricted stock award agreements	(2)	—	—	—	—
Stock-based compensation	—	—	4,420	—	4,420
Shares issued for exercise of stock options	—	—	—	—	—
Net income	—	—	—	22,052	22,052
Balance at June 30, 2025	18,407	$18	$602,126	$419,710	$1,021,854

	For the Six Months Ended June 30, 2025
			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance at January 1, 2025	18,148	$18	$594,044	$376,430	$970,492
Issuance of shares of common stock under restricted stock award agreements	237	—	—	—	—
Forfeiture of shares of common stock under restricted stock award agreements	(3)	—	—	—	—
Stock-based compensation	—	—	7,590	—	7,590
Shares issued for exercise of stock options	25	—	492	—	492
Net income	—	—	—	43,280	43,280
Balance at June 30, 2025	18,407	$18	$602,126	$419,710	$1,021,854

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Three and Six Months Ended June 30, 2024

(Amounts and Shares in Thousands)

(Unaudited)

	For the Three Months Ended June 30, 2024
			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance at April 1, 2024	16,370	$16	$406,465	$318,662	$725,143
Issuance of shares of common stock under restricted stock award agreements	8	—	—	—	—
Forfeiture of shares of common stock under restricted stock award agreements	(3)	—	—	—	—
Stock-based compensation	—	—	2,855	—	2,855
Shares issued for exercise of stock options	—	—	—	—	—
Shares issued in Public offering, net of offering costs	1,725	2	175,576	—	175,578
Net income	—	—	—	18,079	18,079
Balance at June 30, 2024	18,100	$18	$584,896	$336,741	$921,655

	For the Six Months Ended June 30, 2024
			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance at January 1, 2024	16,227	$16	$403,846	$302,832	$706,694
Issuance of shares of common stock under restricted stock award agreements	151	—	—	—	—
Forfeiture of shares of common stock under restricted stock award agreements	(3)	—	—	—	—
Stock-based compensation	—	—	5,474	—	5,474
Shares issued for exercise of stock options	—	—	—	—	—
Shares issued in Public offering, net of offering costs	1,725	2	175,576	—	175,578
Net income	—	—	—	33,909	33,909
Balance at June 30, 2024	18,100	$18	$584,896	$336,741	$921,655

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2025 and 2024

(Amounts in Thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net income	$43,280	$33,909
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of acquisitions:
Depreciation and amortization	7,856	6,870
Deferred income taxes	467	264
Stock-based compensation	7,590	5,474
Amortization of debt issuance costs under the credit facility	638	430
Provision for credit losses	681	486
Gain on disposal of assets	(8)	(5)
Loss on termination of operating leases	19	10
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(15,936)	5,362
Prepaid expenses and other current assets	2,856	7,127
Government stimulus advances	(3,312)	7,235
Accounts payable	(12,844)	(6,333)
Accrued payroll	6,446	(1,449)
Accrued expenses and other long-term liabilities	3,745	(1,889)
Net cash provided by operating activities	41,478	57,491
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(3,350)	(400)
Purchases of property and equipment	(3,136)	(2,421)
Proceeds received from disposal of assets	18	19
Proceeds received from previous acquisition	2,937	—
Proceeds received from divestiture of business	3,848	4,600
Net cash used in investing activities	317	1,798
Cash flows from financing activities:
Payments on revolver — credit facility	(50,000)	(126,353)
Payments for debt issuance costs under the credit facility	(22)	—
Proceeds from Public offering	—	175,578
Cash received from exercise of stock options	492	—
Net cash (used in) provided by financing activities	(49,530)	49,225
Net change in cash	(7,735)	108,514
Cash, at beginning of period	98,911	64,791
Cash, at end of period	$91,176	$173,305
Supplemental disclosures of cash flow information:
Cash paid for interest	$7,019	$4,491
Cash paid for income taxes	4,861	13,986

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

Computation of Weighted Average Shares

The following table sets forth the computation of basic and diluted common shares:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	(Amounts in thousands)		(Amounts in thousands)
	2025	2024	2025	2024
Weighted average number of shares outstanding for basic per share calculation	18,045	16,177	18,011	16,120
Effect of dilutive potential shares:
Stock options	219	251	221	239
Restricted stock awards	68	70	108	90
Adjusted weighted average shares for diluted per share calculation	18,332	16,498	18,340	16,449
Anti-dilutive shares:
Stock options	—	19	—	42
Restricted stock awards	9	8	9	8

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

3. Divestiture

Effective May 20, 2024, the Company entered into a definitive asset purchase agreement to sell all of the Company’s New York operations for a purchase price of up to $23.0 million in cash, subject to certain adjustments, including adjustments for future operating requirements (the “New York Asset Sale”). The purchase price included 50% cash consideration, paid out as an initial payment of $4.6 million and $6.9 million paid pro rata as a deferred payment as caregivers are transferred, and 50% in the form of contingent consideration for the Company’s New York Consumer Directed Personal Assistance Program (“CDPAP”) business. The Company entered into a consulting agreement with the purchaser effective May 20, 2024, as the transfer of clients and caregivers and payment for assets pursuant to the New York Asset Sale is occurring over time as regulatory approvals are received, coordination of the transfer of clients and caregivers occurs, and the change of control takes place. The Company determined that the consulting agreement gave it the ability to control the business until October 2024, when the Company determined that it no longer controlled the business as it transferred more than 50% of the clients and caregivers and therefore qualified for sale consideration of the New York Asset Sale. As a result, the Company deconsolidated the results of its New York operations and recorded a gain on divestiture of $3.7 million during the year ended December 31, 2024. The gain was reflected within general and administrative expenses on the consolidated statement of operations.

In connection with this transaction, the Company ceased operations in New York. During the six months ended June 30, 2025, the Company recorded deferred payments of $3.8 million with the remaining $2.3 million due from the purchaser reflected within prepaid expenses and other current assets on the condensed consolidated balance sheets as of June 30, 2025. No amount was recorded related to the CDPAP business contingent consideration.

The New York Asset Sale did not qualify as a discontinued operation because it did not represent a strategic shift that has or will have a major effect on the Company’s operation or financial results.

Goodwill and intangible assets of $2.9 million and $4.2 million, respectively, were derecognized in connection with the divestiture. The carrying amounts of the assets and liabilities associated with the New York personal care operations included in our Consolidated Balance Sheets as of June 30, 2025 were as follows (amounts in thousands):

June 30, 2025
Assets
Current assets
Accounts receivable, net of allowances	$—
Prepaid expenses and other current assets	11
Total current assets	11
Property and equipment, net of accumulated depreciation and amortization	—
Other assets
Goodwill	—
Intangibles, net of accumulated amortization	—
Operating lease assets, net	2,910
Total other assets	2,910
Total assets	$2,921
Liabilities
Current liabilities
Accounts payable	$1,064
Accrued payroll	8
Accrued expenses	599
Operating lease liabilities, current portion	642
Total current liabilities	2,313
Long-term liabilities
Operating lease liabilities, long-term portion	2,187
Total liabilities	$4,500

4. Leases

Amounts reported on the Company’s Unaudited Condensed Consolidated Balance Sheets for operating leases were as follows:

	June 30, 2025	December 31, 2024
	(Amounts in Thousands)
Operating lease assets, net	$45,965	$47,348

Short-term operating lease liabilities	12,969	12,800
Long-term operating lease liabilities	40,223	41,883
Total operating lease liabilities	$53,192	$54,683

Lease Costs

Components of lease costs were reported in general and administrative expenses in the Company’s Unaudited Condensed Consolidated Statements of Income as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	(Amounts in Thousands)		(Amounts in Thousands)
	2025	2024	2025	2024
Operating lease costs	$3,651	$3,373	$7,308	$6,669
Short-term lease costs	271	179	555	380
Total lease costs	3,922	3,552	7,863	7,049
Less: sublease income	—	(491)	(226)	(1,089)
Total lease costs, net	$3,922	$3,061	$7,637	$5,960

Lease Term and Discount Rate

Weighted average remaining lease terms and discount rates were as follows:

	June 30, 2025	December 31, 2024
Operating leases:
Weighted average remaining lease term	5.37	5.48
Weighted average discount rate	6.32%	6.20%

Maturity of Lease Liabilities

Remaining operating lease payments as of  June 30, 2025 were as follows:

Operating Leases
(Amounts in Thousands)
Due in the 12-month period ended June 30,
2026	$15,739
2027	12,746
2028	9,459
2029	6,946
2030	6,200
Thereafter	12,311
Total future minimum rental commitments	63,401
Less: Imputed interest	(10,209)
Total lease liabilities	$53,192

Supplemental Cash Flows Information

	For the Six Months Ended June 30,
	(Amounts in Thousands)
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,368	$7,224

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5,158	$4,509

5. Goodwill and Intangible Assets

A summary of the goodwill by segment and related adjustments is provided below:

			Home
	Hospice	Personal Care	Health	Total
	(Amounts in Thousands)
Goodwill as of December 31, 2024	$432,840	$442,526	$95,192	$970,558
Additions for acquisitions	—	3,350	—	3,350
Adjustments to previously recorded goodwill	26	(3,768)	(342)	(4,084)
Goodwill as of June 30, 2025	$432,866	$442,108	$94,850	$969,824

On January 1, 2025, the Company completed its acquisition of its Jacksonville affiliate for approximately $0.8 million (the “Jacksonville Acquisition”), with funding provided by available cash. With the Jacksonville Acquisition, the Company expanded its personal care segment in Florida and recorded goodwill of $0.8 million.

On March 1, 2025, the Company completed its acquisition of the assets of Great Lakes Home Care Unlimited, LLC for $2.6 million (the “Great Lakes Acquisition”), with funding provided by available cash. With the Great Lakes Acquisition, the Company expanded its personal care segment in Michigan and recognized goodwill in its personal care segment of $2.6 million.

During the three and six months ended June 30, 2025, the Company recorded $2.5 million and $4.1 million, respectively, related to measurement period adjustments to previously recorded goodwill including $2.9 million of proceeds received in connection with the Gentiva Acquisition.

The Company’s identifiable intangible assets consist of customer and referral relationships, trade names and trademarks, non-competition agreements, and state licenses. Amortization is computed using straight-line and accelerated methods based upon the estimated useful lives of the respective assets, which range from one to twenty years. Customer and referral relationships are amortized systematically over the periods of expected economic benefit, which range from three to fifteen years.

The carrying amount and accumulated amortization of each identifiable intangible asset category consisted of the following:

		June 30, 2025			December 31, 2024
		(Amounts in Thousands)			(Amounts in Thousands)
	Estimated Useful	Gross	Accumulated	Net	Gross	Accumulated	Net
	Life (years)	carrying value	amortization	carrying value	carrying value	amortization	carrying value
Customer and referral relationships	3 - 15	$34,201	$(33,461)	$740	$34,201	$(33,255)	$946
Trade names and trademarks	1 - 20	59,366	(24,217)	35,149	59,366	(21,900)	37,466
Non-competition agreement	3 - 5	6,728	(6,476)	252	6,728	(6,263)	465
State Licenses	6 - 10	24,981	(2,494)	22,487	24,981	(1,243)	23,738
State Licenses	Indefinite	47,028	—	47,028	47,028	—	47,028
Total intangible assets		$172,304	$(66,648)	$105,656	$172,304	$(62,661)	$109,643

Amortization expense related to the intangible assets was $2.0 million and $4.0 million for the three and six months ended June 30, 2025, respectively, and $1.8 million and $3.6 million for the three and six months ended June 30, 2024, respectively. The weighted average remaining useful lives of identifiable intangible assets as of  June 30, 2025 was 9.45 years.

6. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consisted of the following:

	June 30, 2025	December 31, 2024
	(Amounts in Thousands)
Income tax receivable	$3,232	$11,568
Prepaid payroll	12,066	8,716
Prepaid workers' compensation and liability insurance	1,272	4,254
Prepaid licensing fees	5,962	5,414
Workers' compensation insurance receivable	767	810
Other (1)	8,472	7,829
Total prepaid expenses and other current assets	$31,771	$38,591

(1)	Included $2.3 million and $6.1 million related to the New York Asset Sale deferred payments as of June 30, 2025 and December 31, 2024, respectively.

Accrued expenses consisted of the following:

	June 30, 2025	December 31, 2024
	(Amounts in Thousands)
Accrued health benefits	$6,342	$6,637
Accrued professional fees	7,117	5,368
Accrued payroll and other taxes	5,055	4,516
Other	14,540	12,438
Total accrued expenses	$33,054	$28,959

7. ARPA Spending Plans

To mitigate the fiscal effects of the COVID-19 public health emergency, the American Rescue Plan Act of 2021 (“ARPA”) provided for a 10-percentage point increase in federal matching funds for Medicaid home and community-based services (“HCBS”) from April 1, 2021, through March 31, 2022, provided the states satisfied certain conditions. States were generally permitted to use the state funds equivalent to the additional federal funds through March 31, 2025, but CMS granted extensions to several states, permitting some state spending plans to continue until as late as mid-2026. States must use the monies attributable to this matching fund increase to supplement, not supplant, their level of state spending for the implementation of activities enhanced under the Medicaid HCBS in effect as of April 1, 2021.

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

During the three and six months ended June 30, 2025, the Company did not receive additional state funding provided by the ARPA. Of the total state funding received by the Company pursuant to the ARPA through June 30, 2025, the Company utilized $0.8 million and $3.3 million during the three and six months ended June 30, 2025, respectively, primarily for caregivers and adding support to recruiting and retention efforts, included as a reduction of cost of service revenues in the Company’s Unaudited Condensed Consolidated Statements of Income. As of June 30, 2025, the deferred portion of ARPA funding of $7.9 million is included within Government stimulus advances on the Company’s Unaudited Condensed Consolidated Balance Sheets.

8. Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2025	December 31, 2024
	(Amounts in Thousands)
Revolving loan under the credit facility	$173,000	$223,000
Less unamortized issuance costs	(3,941)	(4,557)
Long-term debt	$169,059	$218,443

Amended and Restated Senior Secured Credit Facility

On October 31, 2018, the Company entered into the Amended and Restated Credit Agreement, with certain lenders and Capital One, National Association, as a lender and as agent for all lenders, as amended by the First Amendment to Amended and Restated Credit Agreement, dated as of September 12, 2019, as further amended by the Second Amendment to Amended and Restated Credit Agreement, dated as of July 30, 2021, as further amended by the Third Amendment to Amended and Restated Credit Agreement, dated as of April 26, 2023, and as further amended by the Fourth Amendment to Amended and Restated Credit Agreement, dated as of October 22, 2024 (as described below, the “Fourth Amendment”) (as amended, the “Credit Agreement”, as used throughout this Quarterly Report on Form 10-Q, “credit facility” shall mean the credit facility evidenced by the Credit Agreement). The credit facility consists of a $650.0 million revolving credit facility and a $150.0 million incremental loan facility, which incremental loan facility may be for term loans or an increase to the revolving loan commitments. The maturity of this credit facility is July 30, 2028.

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

During the six months ended June 30, 2025, the Company did not draw on its credit facility and repaid $50.0 million under its revolving credit facility.

As of June 30, 2025, the Company had a total of $173.0 million of revolving loans, with an interest rate of 6.07%, outstanding on its credit facility. After giving effect to the amount drawn on its credit facility, approximately $8.0 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA (as defined in the Credit Agreement), the Company had $635.6 million of capacity and $454.6 million available for borrowing under its credit facility. As of December 31, 2024, the Company had a total of $223.0 million of revolving loans, with an interest rate of 6.34%, outstanding on its credit facility.

As of June 30, 2025, the Company was in compliance with all financial covenants under the Credit Agreement.

9. Income Taxes

The effective income tax rates were 26.4% and 26.3% for the three months ended June 30, 2025 and 2024, respectively. The effective income tax rates were 24.0% and 26.0% for the six months ended June 30, 2025 and 2024, respectively.

For the three months ended June 30, 2025, the difference between our federal statutory and effective income tax rates was principally due to the inclusion of state taxes, non-deductible compensation and an excess tax expense, partially offset by the use of federal employment tax credits. For both the three months ended June 30, 2025 and 2024, the effective tax rates were inclusive of an excess tax expense and tax benefit of 0.1%, respectively. The excess tax expense and tax benefit are discrete items, related to the vesting of equity shares, which requires the Company to recognize the expense or benefit fully in the period. An excess tax expense results if the Company’s cumulative costs of the award recognized exceed the income tax deduction, whereas an excess tax benefit results if the Company’s cumulative costs of the award recognized are less than the income tax deduction.

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

	For the Three Months Ended June 30, 2025
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$269,183	$62,212	$18,048	$349,443
Direct service personnel	192,868	26,177	9,451	228,496
General and administrative salaries, wages and benefits	18,407	11,448	3,029	32,884
Other segment items [1]	6,268	9,765	1,186	17,219
Segment operating income	51,640	14,822	4,382	70,844
Segment reconciliation:
Items not allocated at segment level:
Other general and administrative expenses				34,044
Depreciation and amortization				3,913
Interest income				(583)
Interest expense				3,525
Income before income taxes				$29,945

(1)	Other segment items include other costs for direct service personnel, office expense, licenses and taxes, communication, medical director fees, travel, and bad debt expense.

	For the Three Months Ended June 30, 2024
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$212,817	$56,030	$18,075	$286,922
Direct service personnel	152,442	23,465	10,830	186,737
General and administrative salaries, wages and benefits	11,939	9,965	3,676	25,580
Other segment items [1]	5,347	9,766	1,345	16,458
Segment operating income	43,089	12,834	2,224	58,147
Segment reconciliation:
Items not allocated at segment level:
Other general and administrative expenses				28,565
Depreciation and amortization				3,401
Interest income				(474)
Interest expense				2,114
Income before income taxes				$24,541

(1)	Other segment items include other costs for direct service personnel, office expense, licenses and taxes, communication, medical director fees, travel, and bad debt expense.

	For the Six Months Ended June 30, 2025
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$527,469	$123,649	$36,033	$687,151
Direct service personnel	379,518	52,382	19,864	451,764
General and administrative salaries, wages and benefits	36,647	22,427	6,308	65,382
Other segment items [1]	12,073	19,401	2,465	33,939
Segment operating income	99,231	29,439	7,396	136,066
Segment reconciliation:
Items not allocated at segment level:
Other general and administrative expenses				64,809
Depreciation and amortization				7,856
Interest income				(1,085)
Interest expense				7,543
Income before income taxes				$56,943

(1)	Other segment items include other costs for direct service personnel, office expense, licenses and taxes, communication, medical director fees, travel, and bad debt expense

	For the Six Months Ended June 30, 2024
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$420,820	$111,893	$34,955	$567,668
Direct service personnel	304,515	46,789	21,453	372,757
General and administrative salaries, wages and benefits	23,099	20,043	7,339	50,481
Other segment items [1]	10,095	18,770	2,662	31,527
Segment operating income	83,111	26,291	3,501	112,903
Segment reconciliation:
Items not allocated at segment level:
Other general and administrative expenses				56,207
Depreciation and amortization				6,870
Interest income				(897)
Interest expense				4,872
Income before income taxes				$45,851

(1)	Other segment items include other costs for direct service personnel, office expense, licenses and taxes, communication, medical director fees, travel, and bad debt expense

12. Significant Payors

The Company’s revenue by payor type was as follows:

Personal Care Segment	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025		2024		2025		2024
		% of Segment		% of Segment		% of Segment		% of Segment
	Amount	Net Service	Amount	Net Service	Amount	Net Service	Amount	Net Service
	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues
State, local and other governmental programs	$138,506	51.4%	$113,002	53.1%	$271,410	51.4%	$220,756	52.5%
Managed care organizations	121,900	45.3	94,135	44.2	238,907	45.3	188,411	44.8
Private pay	7,292	2.7	3,689	1.7	14,268	2.7	7,595	1.8
Commercial insurance	1,334	0.5	1,467	0.7	2,494	0.5	2,953	0.7
Other	151	0.1	524	0.3	390	0.1	1,105	0.2
Total personal care segment net service revenues	$269,183	100.0%	$212,817	100.0%	$527,469	100.0%	$420,820	100.0%

Hospice Segment	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025		2024		2025		2024
		% of Segment		% of Segment		% of Segment		% of Segment
	Amount	Net Service	Amount	Net Service	Amount	Net Service	Amount	Net Service
	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues
Medicare	$57,846	93.0%	$51,122	91.2%	$114,638	92.7%	$101,774	91.0%
Commercial insurance	1,997	3.2	2,844	5.1	4,375	3.5	5,978	5.3
Managed care organizations	2,001	3.2	1,880	3.4	4,029	3.3	3,697	3.3
Other	368	0.6	184	0.3	607	0.5	444	0.4
Total hospice segment net service revenues	$62,212	100.0%	$56,030	100.0%	$123,649	100.0%	$111,893	100.0%

Home Health Segment	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025		2024		2025		2024
		% of Segment		% of Segment		% of Segment		% of Segment
	Amount	Net Service	Amount	Net Service	Amount	Net Service	Amount	Net Service
	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues
Medicare	$12,517	69.4%	$12,517	69.3%	$25,094	69.7%	$24,180	69.2%
Managed care organizations	4,264	23.6	4,676	25.9	8,072	22.4	9,076	26.0
State, local and other governmental programs (excluding Medicare)	796	4.4	44	0.2	1,884	5.2	70	0.2
Other	471	2.6	838	4.6	983	2.7	1,629	4.6
Total home health segment net service revenues	$18,048	100.0%	$18,075	100.0%	$36,033	100.0%	$34,955	100.0%

The Company derives a significant amount of its revenue from its operations in Illinois, New Mexico, Ohio, Tennessee, and Texas. The percentages of segment revenue for each of these significant states and New York for the three and six months ended June 30, 2025 and 2024, respectively, were as follows:

Personal Care Segment	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025		2024		2025		2024
		% of Segment		% of Segment		% of Segment		% of Segment
	Amount	Net Service	Amount	Net Service	Amount	Net Service	Amount	Net Service
	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues
Illinois	$115,226	42.8%	$110,774	52.1%	$226,640	43.0%	$218,349	51.9%
New Mexico	28,987	10.8	28,644	13.5	57,292	10.9	57,611	13.7
New York(1)	(59)	—	23,299	10.9	214	—	46,833	11.1
Texas	52,464	19.5	—	—	102,324	19.4	—	—
All other states	72,565	26.9	50,100	23.5	140,999	26.7	98,027	23.3
Total personal care segment net service revenues	$269,183	100.0%	$212,817	100.0%	$527,469	100.0%	$420,820	100.0%

(1)

As a result of changes and uncertainty in New York regarding the CDPAP, the Company determined that its New York personal care operations no longer fit its growth strategy and is divesting these operations. See Note 3 to the Notes to Unaudited Condensed Consolidated Financial Statements, Divestiture, for additional details regarding our divestiture.

Hospice Segment	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025		2024		2025		2024
		% of Segment		% of Segment		% of Segment		% of Segment
	Amount	Net Service	Amount	Net Service	Amount	Net Service	Amount	Net Service
	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues
Ohio	$23,204	37.3%	$20,633	36.8%	$46,391	37.5%	$40,869	36.5%
Illinois	14,419	23.2	13,003	23.2	28,983	23.4	25,255	22.6
New Mexico	8,184	13.2	6,895	12.3	16,097	13.0	14,410	12.9
All other states	16,405	26.3	15,499	27.7	32,178	26.1	31,359	28.0
Total hospice segment net service revenues	$62,212	100.0%	$56,030	100.0%	$123,649	100.0%	$111,893	100.0%

Home Health Segment	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025		2024		2025		2024
		% of Segment		% of Segment		% of Segment		% of Segment
	Amount	Net Service	Amount	Net Service	Amount	Net Service	Amount	Net Service
	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues
New Mexico	$8,737	48.4%	$8,300	45.9%	$17,292	48.0%	$16,077	46.0%
Illinois	1,989	11.0	3,042	16.8	3,921	10.9	5,984	17.1
Tennessee	7,322	40.6	6,733	37.3	14,820	41.1	12,894	36.9
Total home health segment net service revenues	$18,048	100.0%	$18,075	100.0%	$36,033	100.0%	$34,955	100.0%

A substantial portion of the Company’s revenue and accounts receivable are derived from services performed for federal, state, and local governmental agencies. The personal care segment derives a significant amount of its net service revenues in Illinois, which represented 33.0% and 38.6% of our net service revenues for the three months ended June 30, 2025 and 2024, respectively, and accounted for 33.0% and 38.5% of our net service revenues for the six months ended June 30, 2025 and 2024, respectively. The Illinois Department on Aging, the largest payor program for the Company’s Illinois personal care operations, accounted for 18.6% and 21.1% of the Company’s net service revenues for the three months ended June 30, 2025 and 2024, respectively, and accounted for 18.6% and 20.9% of the Company’s net service revenues for the six months ended June 30, 2025 and 2024, respectively.

The related receivables due from the Illinois Department on Aging represented 19.0% and 21.7% of the Company’s net accounts receivable at  June 30, 2025 and December 31, 2024, respectively.

13. Subsequent Events

On August 1, 2025, the Company completed the acquisition of Helping Hands Home Care Service, Inc., a Pennsylvania corporation (“Helping Hands”), for approximately $21.3 million. The purchase was funded through the Company’s revolving credit facility and available cash. With the purchase of Helping Hands, the Company expanded its services within its personal care segment and entered the hospice and home health markets in Pennsylvania. The initial accounting is not yet complete, and therefore the related business combination disclosures have not been presented as the Company is currently in the process of valuing the assets acquired and liabilities assumed in the transaction.

On July 4, 2025, H.R. 1, commonly known as the “One Big Beautiful Bill Act” (the “OBBBA”), was enacted into law. The OBBBA includes several provisions, including the permanent extension of several business tax benefits originally introduced under the 2017 Tax Cuts and Jobs Act. The Company is currently evaluating the impact of the legislation on its condensed consolidated financial statements.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements about our business and operations. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words like “believes,” “belief,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “would,” “should,” and similar expressions are intended to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to: the impact of macroeconomic conditions, including significant global inflation and interest rates, legislative and political developments, including any hold on or cancellation of congressionally authorized spending or interruptions in the distribution of government funds, trade policies and tensions, including changes in, or the imposition of, tariffs and/or trade barriers and the economic impacts, volatility and uncertainty resulting therefrom, and the potential adverse effects of current conditions; business disruptions due to inclement weather, natural disasters, acts of terrorism, military conflicts, pandemics, civil insurrection or social unrest; changes in operational and reimbursement processes and payment structures at the state or federal levels; changes in Medicaid, Medicare, other government program and managed care organizations’ policies and payment rates, and the timeliness of reimbursements received under government programs; the implementation of new, and possible changes to, existing, federal and state laws or regulations, or our failure to comply with such laws or regulations or comply on a timely basis; the impact of decisions of the U.S. Supreme Court regarding the actions of federal agencies; changes in presidential administrations; changes in the structure and administration of, and funding for, federal and state agencies and programs; competition in the healthcare industry; the geographical concentration of our operations; changes in the case mix of consumers and payment methodologies; operational changes resulting from the assumption by managed care organizations of responsibility for managing and paying for our services to consumers; the nature and success of future financial and/or delivery system reforms; changes in estimates and judgments associated with critical accounting policies; our ability to maintain or establish new referral sources; our ability to renew significant agreements or groups of agreements; our ability to attract and retain qualified personnel; federal, state and city minimum wage pressure, including any failure of any governmental entity to enact a minimum wage offset and/or the timing of any such enactment; changes in payments and covered services due to overall economic conditions and deficit reduction measures by federal and state governments, and our expectations regarding these changes; cost containment initiatives undertaken by federal and state governmental and other third-party payors; our ability to access financing through the capital and credit markets; our ability to meet debt service requirements and comply with covenants in debt agreements; our ability to integrate and manage our information systems; any security breaches, cyber-attacks, loss of data, or cybersecurity threats or incidents, and any actual or perceived failures to comply with legal requirements related to the privacy of confidential consumer data and other sensitive information; the size and growth of the markets for our services, including our expectations regarding the markets for our services; eligibility standards and coverage limits imposed through legislation or by governmental agencies or other third-party payors; the potential for litigation, audits, and investigations; discretionary determinations by government officials; our ability to successfully implement our business model to grow our business; our ability to continue identifying, pursuing, consummating, and integrating acquisition opportunities and expanding into new geographic markets; the impact of acquisitions and dispositions on our business, including the potential inability to realize the benefits of potential acquisitions; the effectiveness, quality, and cost of our services; our ability to successfully execute our growth strategy; changes in tax rates;  and various other matters, many of which are beyond our control. In addition, these forward-looking statements are subject to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2024, filed with the SEC on February 25, 2025. You should carefully review all of these factors. Moreover, our business may be materially adversely affected by factors that are not currently known to us, by factors that we currently consider immaterial or by factors that are not specific to us, such as general economic conditions. These forward-looking statements were based on information, plans, and estimates at the date of this report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes, except as may be required by law.

Overview

We are a home care services provider operating three segments: personal care, hospice, and home health. Our services are principally provided in-home under agreements with federal, state, and local government agencies, managed care organizations, commercial insurers, and private individuals. Our consumers are predominantly “dual eligible,” meaning they are eligible to receive both Medicare and Medicaid benefits. Managed care organizations accounted for 35.6% and 34.2% of our net service revenues during the three months ended June 30, 2025 and 2024, respectively, and 35.6% and 34.2% of our net service revenues during the six months ended June 30, 2025 and 2024, respectively.

A summary of certain consolidated financial results is provided in the table below.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net service revenues by segment:	(Amounts in Thousands)		(Amounts in Thousands)
Personal care	$269,183	$212,817	$527,469	$420,820
Hospice	62,212	56,030	123,649	111,893
Home health	18,048	18,075	36,033	34,955
Total net service revenue	$349,443	$286,922	$687,151	$567,668

Net income	$22,052	$18,079	$43,280	$33,909

As of June 30, 2025, we provided our services in 23 states through 260 offices. We served approximately 78,000 and 70,000 discrete individuals, respectively, during the six months ended June 30, 2025 and 2024. Our personal care segment also includes staffing services, with clients including assisted living facilities, nursing homes, and hospice facilities.

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

On December 2, 2024, we completed the acquisition of the personal care business of Curo Health Services, LLC, a Delaware limited liability company that does business as Gentiva, consisting of certain equity interests and assets and liabilities (collectively, the “Gentiva Acquisition”) for approximately $350.6 million, with funding primarily provided by drawing on the Company’s revolving credit facility and a portion of the net proceeds of the Company’s public offering of common stock (the “Public Offering”). With the Gentiva Acquisition, the Company expanded its services within its personal care segment in Arizona, Arkansas, California, and North Carolina, and entered the market in Missouri and Texas. The home health segment also was expanded in Tennessee.

On January 1, 2025, the Company completed the Jacksonville Acquisition for approximately $0.8 million, with funding provided by available cash. With the Jacksonville Acquisition, the Company expanded its personal care segment in Florida and recorded goodwill of $0.8 million.

On March 1, 2025, the Company completed the Great Lakes Acquisition for $2.6 million, with funding provided by available cash. With the Great Lakes Acquisition, the Company expanded its personal care segment in Michigan and recognized goodwill in its personal care segment of $2.6 million.

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

Our revenue by payor and significant states by segment were as follows:

Personal Care Segment	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025		2024		2025		2024
		% of Segment		% of Segment		% of Segment		% of Segment
	Amount	Net Service	Amount	Net Service	Amount	Net Service	Amount	Net Service
	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues
State, local and other governmental programs	$138,506	51.4%	$113,002	53.1%	$271,410	51.4%	$220,756	52.5%
Managed care organizations	121,900	45.3	94,135	44.2	238,907	45.3	188,411	44.8
Private pay	7,292	2.7	3,689	1.7	14,268	2.7	7,595	1.8
Commercial insurance	1,334	0.5	1,467	0.7	2,494	0.5	2,953	0.7
Other	151	0.1	524	0.3	390	0.1	1,105	0.2
Total personal care segment net service revenues	$269,183	100.0%	$212,817	100.0%	$527,469	100.0%	$420,820	100.0%
Illinois	115,226	42.8%	110,774	52.1%	226,640	43.0%	218,349	51.9%
New Mexico	28,987	10.8	28,644	13.5	57,292	10.9	57,611	13.7
New York	(59)	—	23,299	10.9	214	—	46,833	11.1
Texas	52,464	19.5	—	—	102,324	19.4	—	—
All other states	72,565	26.9	50,100	23.5	140,999	26.7	98,027	23.3
Total personal care segment net service revenues	$269,183	100.0%	$212,817	100.0%	$527,469	100.0%	$420,820	100.0%

Hospice Segment	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025		2024		2025		2024
		% of Segment		% of Segment		% of Segment		% of Segment
	Amount	Net Service	Amount	Net Service	Amount	Net Service	Amount	Net Service
	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues
Medicare	$57,846	93.0%	$51,122	91.2%	$114,638	92.7%	$101,774	91.0%
Commercial insurance	1,997	3.2	2,844	5.1	4,375	3.5	5,978	5.3
Managed care organizations	2,001	3.2	1,880	3.4	4,029	3.3	3,697	3.3
Other	368	0.6	184	0.3	607	0.5	444	0.4
Total hospice segment net service revenues	$62,212	100.0%	$56,030	100.0%	$123,649	100.0%	$111,893	100.0%
Ohio	$23,204	37.3%	$20,633	36.8%	$46,391	37.5%	$40,869	36.5%
Illinois	14,419	23.2	13,003	23.2	28,983	23.4	25,255	22.6
New Mexico	8,184	13.2	6,895	12.3	16,097	13.0	14,410	12.9
All other states	16,405	26.3	15,499	27.7	32,178	26.1	31,359	28.0
Total hospice segment net service revenues	$62,212	100.0%	$56,030	100.0%	$123,649	100.0%	$111,893	100.0%

Home Health Segment	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025		2024		2025		2024
		% of Segment		% of Segment		% of Segment		% of Segment
	Amount	Net Service	Amount	Net Service	Amount	Net Service	Amount	Net Service
	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues
Medicare	$12,517	69.4%	$12,517	69.3%	$25,094	69.7%	$24,180	69.2%
Managed care organizations	4,264	23.6	4,676	25.9	8,072	22.4	9,076	26.0
State, local and other governmental programs (excluding Medicare)	796	4.4	44	0.2	1,884	5.2	70	0.2
Other	471	2.6	838	4.6	983	2.7	1,629	4.6
Total home health segment net service revenues	$18,048	100.0%	$18,075	100.0%	$36,033	100.0%	$34,955	100.0%
New Mexico	$8,737	48.4%	$8,300	45.9%	$17,292	48.0%	$16,077	46.0%
Illinois	1,989	11.0	3,042	16.8	3,921	10.9	5,984	17.1
Tennessee	7,322	40.6	6,733	37.3	14,820	41.1	12,894	36.9
Total home health segment net service revenues	$18,048	100.0%	$18,075	100.0%	$36,033	100.0%	$34,955	100.0%

The personal care segment derives a significant amount of its net service revenues in Illinois, which represented 33.0% and 38.6% of our net service revenues for the three months ended June 30, 2025 and 2024, respectively, and accounted for 33.0% and 38.5% of our net service revenues for the six months ended June 30, 2025 and 2024, respectively.

A significant amount of our net service revenues are derived from one payor, the Illinois Department on Aging, the largest payor program for our Illinois personal care operations, which accounted for 18.6% and 21.1% of our net service revenues for the three months ended June 30, 2025 and 2024, respectively, and accounted for 18.6% and 20.9% of our net service revenues for the six months ended June 30, 2025 and 2024, respectively.

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

The Illinois fiscal year 2026 budget includes an increase in hourly rates for in-home care services to $30.80, to take effect January 1, 2026, subject to standard federal approval. This rate sustains a minimum wage of $18.75 per hour for direct service workers.

The City of Chicago requires the Chicago minimum wage to be adjusted annually based on increases in the Consumer Price Index (“CPI”), subject to a cap and other requirements. Effective July 1, 2025, the rate was adjusted to $16.60 based on the increase in the CPI.

Our business will benefit from the rate increases noted above as planned for 2025, but there is no assurance that there will be additional rate increases in Illinois for fiscal years beyond fiscal year 2025 to offset increases to minimum wage, and our financial performance will be adversely impacted for any periods in which an additional offsetting reimbursement rate increase is not in effect.

Changes in Texas Reimbursement

The Texas fiscal year 2026 budget includes an increase in hourly rates to $17.13 for in-home care services effective September 1, 2025, subject to standard federal approval.

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

CMS Final Rule: “Ensuring Access to Medicaid Services”

In May 2024, CMS finalized a rule intended to improve access to services and quality of care for Medicaid beneficiaries across fee-for-service and managed care delivery systems. The final rule includes significant provisions related to HCBS, including the “80/20” or “payment adequacy” requirement, which will require states to ensure by mid-2030 that at least 80% of all Medicaid payments a provider receives for homemaker, home health aide, and personal care services, less certain excluded costs, under specified programs are spent on total compensation (including benefits) for direct care workers furnishing these services, rather than administrative overhead or profit, subject to limited exceptions. The final rule includes several other measures intended to promote transparency and enhance quality and access to services, including a variety of reporting requirements for states. Given the long implementation period and the likelihood of further changes as a result of litigation, administration and congressional changes, further rule-making and state changes in response to the final rule, it is premature to predict the ultimate impact of the final rule on our business.

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

Home care and other healthcare providers may be significantly impacted by changes to the Medicaid program, including changes resulting from legislation and administrative actions at the federal and state levels. Federal actions may impact funding for, or the structure of, the Medicaid program, including through changes to Medicaid waiver programs, and may shape provider reimbursement rates, eligibility and coverage policies, and other aspects of state Medicaid programs. For example, the OBBBA includes policy changes that are expected to eventually result in significant cuts to federal healthcare spending, including significant changes to the Medicaid program, if fully implemented as enacted. The OBBBA limits eligibility for Medicaid through work requirements for some populations, reduces federal Medicaid funding and expands cost-sharing obligations for certain enrollees. Among other changes, the law makes significant changes to Medicaid financing mechanisms, including restrictions on provider tax arrangements that are intended to reduce the federal matching funds received by state Medicaid programs. In addition, the OBBBA, if implemented as enacted, would require eligibility redeterminations at least every six months for individuals covered under Medicaid expansion, with state compliance required by December 31, 2026. The law also would eventually prohibit states from establishing new provider taxes or increasing rates of existing provider taxes while also limiting the structure of such taxes. Future Medicaid reform initiatives at the federal and state levels may result in further reductions to Medicaid expenditures and involve additional administrative changes. Reduced funding for Medicaid or other changes to Medicaid programs, including Medicaid waiver programs could put pressure on state budgets and result in reductions to Medicaid payments, scope of coverage and enrollment. Such reductions could, in turn, affect our reimbursements for services rendered. We expect the impact of the OBBBA on the home care business will be less significant than the impact on other healthcare businesses.

The federal deficit and other federal and state budgetary pressures affect government healthcare program expenditures, and we anticipate that these effects will continue. For example, the OBBBA is expected to decrease federal healthcare spending, particularly with respect to Medicaid, and is generally expected to have a significant impact on state budgets, which may result in state-level changes such as reductions to the scope of covered services or tax increases. In addition, the OBBBA increases the federal budget deficit in a manner that triggers a statutorily mandated sequestration under the Pay-As-You-Go Act of 2010. As a result, a Medicare spending reduction of up to 4% is required to take effect in early 2026, absent congressional action. These reductions would be in addition to the payment reductions required by the Budget Control Act of 2011 and subsequent legislation, which are currently set to continue through the first ten months of federal fiscal year 2032. It is possible that future deficit reduction legislation will impose additional spending reductions.

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

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. The effective income tax rates were 26.4% and 26.3% for the three months ended June 30, 2025 and 2024, respectively. The effective income tax rates were 24.0% and 26.0% for the six months ended June 30, 2025 and 2024, respectively, compared to our federal statutory rate of 21%. The difference between our federal statutory and effective income tax rates was principally due to the inclusion of state taxes, non-deductible compensation, excess tax expense or benefit and the use of federal employment tax credits.

Results of Operations — Consolidated

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

The following table sets forth our unaudited condensed consolidated results of operations.

	For the Three Months Ended June 30,
	2025		2024		Change
		% Of		% Of
		Net Service		Net Service
	Amount	Revenues	Amount	Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Net service revenues	$349,443	100.0%	$286,922	100.0%	$62,521	21.8%
Cost of service revenues	235,566	67.4	193,764	67.5	41,802	21.6
Gross profit	113,877	32.6	93,158	32.5	20,719	22.2
General and administrative expenses	77,077	22.1	63,576	22.2	13,501	21.2
Depreciation and amortization	3,913	1.1	3,401	1.2	512	15.1
Total operating expenses	80,990	23.2	66,977	23.3	14,013	20.9
Operating income	32,887	9.4	26,181	9.1	6,706	25.6
Interest income	(583)	(0.2)	(474)	(0.2)	(109)	23.0
Interest expense	3,525	1.0	2,114	0.7	1,411	66.7
Total interest expense, net	2,942	0.9	1,640	0.6	1,302	79.4
Income before income taxes	29,945	8.6	24,541	8.6	5,404	22.0
Income tax expense	7,893	2.3	6,462	2.3	1,431	22.1
Net income	$22,052	6.3%	$18,079	6.3%	$3,973	22.0%

Net service revenues increased by 21.8% to $349.4 million for the three months ended June 30, 2025 compared to $286.9 million for the three months ended June 30, 2024. Revenue increased by $56.4 million in our personal care segment, by $6.2 million in our hospice segment and remained constant at approximately $18.1 million in our home health segment during the three months ended June 30, 2025, compared to the same period in 2024. The increase in our personal care segment was primarily due to the completion of the Gentiva Acquisition on December 2, 2024. The increase in our hospice segment revenue was due to organic growth.

Gross profit, expressed as a percentage of net service revenues, increased to 32.6% for the three months ended June 30, 2025, compared to 32.5% for the same period in 2024 due to growth in our higher margin hospice segment and the New York Asset Sale.

General and administrative expenses increased to $77.1 million for the three months ended June 30, 2025, as compared to $63.6 million for the three months ended June 30, 2024. The increase in general and administrative expenses was primarily due to the Gentiva Acquisition that resulted in an increase in administrative employee wage, bonus, tax, and benefit costs of $9.0 million. General and administrative expenses, expressed as a percentage of net service revenues, decreased to 22.1% for the three months ended June 30, 2025, from 22.2% for the three months ended June 30, 2024.

Interest expense increased to $3.5 million for the three months ended June 30, 2025 from $2.1 million for the three months ended June 30, 2024. The increase in interest expense was primarily due to higher average outstanding borrowings held under our credit facility for the three months ended June 30, 2025,compared to the three months ended June 30, 2024.

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. The effective income tax rate was 26.4% and 26.3% for the three months ended June 30, 2025 and 2024, respectively. Our higher effective income tax rate for the three months ended June 30, 2025, was principally due to a higher excess tax expense with a higher benefit from the use of federal employment tax credits. For the three months ended June 30, 2025 and 2024, the excess tax expense and federal employment tax credits were 2.6% and 2.8%, respectively.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

The following table sets forth our unaudited condensed consolidated results of operations.

	For the Six Months Ended June 30,
	2025		2024		Change
		% Of		% Of
		Net Service		Net Service
	Amount	Revenues	Amount	Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Net service revenues	$687,151	100.0%	$567,668	100.0%	$119,483	21.0%
Cost of service revenues	465,597	67.8	386,333	68.1	79,264	20.5
Gross profit	221,554	32.2	181,335	31.9	40,219	22.2
General and administrative expenses	150,297	21.9	124,639	22.0	25,658	20.6
Depreciation and amortization	7,856	1.1	6,870	1.2	986	14.4
Total operating expenses	158,153	23.0	131,509	23.2	26,644	20.3
Operating income	63,401	9.2	49,826	8.8	13,575	27.2
Interest income	(1,085)	(0.2)	(897)	(0.2)	(188)	21.0
Interest expense	7,543	1.1	4,872	0.9	2,671	54.8
Total interest expense, net	6,458	0.9	3,975	0.7	2,483	62.5
Income before income taxes	56,943	8.3	45,851	8.1	11,092	24.2
Income tax expense	13,663	2.0	11,942	2.1	1,721	14.4
Net income	$43,280	6.3%	$33,909	6.0%	$9,371	27.6%

Net service revenues increased by 21.0% to $687.2 million for the six months ended June 30, 2025 compared to $567.7 million for the six months ended June 30, 2024. Revenue increased by $106.6 million in our personal care segment, by $11.8 million in our hospice segment and by $1.1 million in our home health segment during the six months ended June 30, 2025, compared to the same period in 2024. The increase in our personal care and home health segments was primarily due to the completion of the Gentiva Acquisition on December 2, 2024. The increase in our hospice segment revenue was due to organic growth.

Gross profit, expressed as a percentage of net service revenues, increased to 32.2% for the six months ended June 30, 2025, compared to 31.9% for the same period in 2024 due to growth in hospice segment and the New York Asset Sale.

General and administrative expenses increased to $150.3 million for the six months ended June 30, 2025, as compared to $124.6 million for the six months ended June 30, 2024. The increase in general and administrative expenses was primarily due to the Gentiva Acquisition that resulted in an increase in administrative employee wage, bonus, tax, and benefit costs of $19.5 million. General and administrative expenses, expressed as a percentage of net service revenues, decreased to 21.9% for the six months ended June 30, 2025, from 22.0% for the six months ended June 30, 2024.

Interest expense increased to $7.5 million for the six months ended June 30, 2025 from $4.9 million for the six months ended June 30, 2024. The increase in interest expense was primarily due to higher average outstanding borrowings held under our credit facility for the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. The effective income tax rate was 24.0% and 26.0% for the six months ended June 30, 2025 and 2024, respectively. Our lower effective income tax rate for the six months ended June 30, 2025, was principally due to a higher excess tax benefit with a higher benefit from the use of federal employment tax credits. For the six months ended June 30, 2025 and 2024, the excess tax benefit and federal employment tax credits were 4.8% and 3.1%, respectively.

Results of Operations – Segments

The following tables and related analysis summarize our operating results and business metrics by segment:

Personal Care Segment

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2025		2024		Change		2025		2024		Change
		% of		% of				% of		% of
		Segment		Segment				Segment		Segment
		Net Service		Net Service				Net Service		Net Service
	Amount	Revenues	Amount	Revenues	Amount	%	Amount	Revenues	Amount	Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)						(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$269,183	100.0%	$212,817	100.0%	$56,366	26.5%	$527,469	100.0%	$420,820	100.0%	$106,649	25.3%
Cost of services revenues	193,380	71.8	152,755	71.8	40,625	26.6	380,344	72.1	305,291	72.5	75,053	24.6
Gross profit	75,803	28.2	60,062	28.2	15,741	26.2	147,125	27.9	115,529	27.5	31,596	27.3
General and administrative expenses	24,163	9.0	16,973	8.0	7,190	42.4	47,894	9.1	32,418	7.7	15,476	47.7
Segment operating income	$51,640	19.2%	$43,089	20.3%	$8,551	19.8%	$99,231	18.8%	$83,111	19.8%	$16,120	19.4%
Business Metrics (Actual Numbers, Except Billable Hours in Thousands)
Locations at period end							199		153
Average billable census * (1)	50,404		37,993		12,411	32.7%	50,442		37,854		12,588	33.3%
Billable hours * (2)	10,558		7,732		2,826	36.5	20,760		15,322		5,438	35.5
Average billable hours per census per month * (2)	69.8		67.7		2.1	3.1	68.6		67.4		1.2	1.8
Billable hours per business day * (2)	162,436		118,956		43,480	36.6	160,927		117,862		43,065	36.5
Revenues per billable hour * (2)	$25.49		$27.47		$(1.98)	(7.2)%	$25.41		$27.41		$(2.00)	(7.3)%
Same store growth revenue % * (3)	7.4%		8.8%		(1.4)	(15.9)	7.4%		9.3%		(1.9)	(20.4)

(1)	Average billable census is the number of unique clients receiving a billable service during the year and is the total census divided by months in operation during the period.

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

The personal care segment derives a significant amount of its net service revenues from operations in Illinois, which represented 33.0% and 38.6% of our net service revenues for the three months ended June 30, 2025 and 2024, respectively, and accounted for 33.0% and 38.5% of our net service revenues for the six months ended June 30, 2025 and 2024, respectively. One payor, the Illinois Department on Aging, accounted for 18.6% and 21.1% of net service revenues for the three months ended June 30, 2025 and 2024, respectively, and accounted for 18.6% and 20.9% of net service revenues for the six months ended June 30, 2025 and 2024, respectively.

Net service revenues from state, local, and other governmental programs accounted for 51.4% and 53.1% of net service revenues for the three months ended June 30, 2025 and 2024, respectively. Managed care organizations accounted for 45.3% and 44.2% of net service revenues for the three months ended June 30, 2025 and 2024, respectively, with commercial insurance, private pay, and other payors accounting for the remainder of net service revenues. Net service revenues from state, local, and other governmental programs accounted for 51.4% and 52.5% of net service revenues for the six months ended June 30, 2025 and 2024, respectively. Managed care organizations accounted for 45.3% and 44.8% of net service revenues for the six months ended June 30, 2025 and 2024, respectively, with commercial insurance, private pay, and other payors accounting for the remainder of net service revenues.

Net service revenues increased by 26.5% for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Net service revenues included a 7.2% decrease in revenues per billable hour for the three months ended June 30, 2025, due to lower reimbursement rates attributable to the Gentiva Acquisition, as well as the New York Asset Sale, compared to the three months ended June 30, 2024.

Gross profit, expressed as a percentage of net service revenues, increased to 27.9% for the six months ended June 30, 2025 from 27.5% for the six months ended June 30, 2024. This increase was due to decreases in direct payroll and benefits expenses as a percentage of revenue for the six months ended June 30, 2025 primarily related to the New York Asset Sale.

The personal care segment’s general and administrative expenses primarily consist of administrative employee wages, taxes, and benefit costs, rent, information technology, and office expenses. General and administrative expenses, expressed as a percentage of net service revenues, was 9.1% and 7.7% for the six months ended June 30, 2025 and 2024, respectively.

Hospice Segment

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2025		2024		Change		2025		2024		Change
		% of		% of				% of		% of
		Segment		Segment				Segment		Segment
		Net Service		Net Service				Net Service		Net Service
	Amount	Revenues	Amount	Revenues	Amount	%	Amount	Revenues	Amount	Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)						(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$62,212	100.0%	$56,030	100.0%	$6,182	11.0%	$123,649	100.0%	$111,893	100.0%	$11,756	10.5%
Cost of services revenues	32,414	52.1	29,730	53.1	2,684	9.0	64,684	52.3	58,697	52.5	5,987	10.2
Gross profit	29,798	47.9	26,300	46.9	3,498	13.3	58,965	47.7	53,196	47.5	5,769	10.8
General and administrative expenses	14,975	24.1	13,466	24.0	1,509	11.2	29,526	23.9	26,905	24.0	2,621	9.7
Segment operating income	$14,823	23.8%	$12,834	22.9%	$1,989	15.5%	$29,439	23.8%	$26,291	23.5%	$3,148	12.0%
Business Metrics (Actual Numbers)
Locations at period end							38		38
Admissions * (1)	3,260		3,194		66	2.1%	6,734		6,666		68	1.0%
Average daily census * (2)	3,720		3,477		243	7.0	3,618		3,418		200	5.9
Average discharge length of stay * (3)	90.6		92.6		(2.0)	(2.2)	94.1		91.1		3.0	3.3
Patient days * (4)	338,505		316,451		22,054	7.0	654,824		622,081		32,743	5.3
Revenue per patient day * (5)	$184.92		$179.47		$5.45	3.0	$189.42		$181.10		$8.32	4.6
Organic growth
- Revenue * (6)	10.0%		6.3%		3.7	58.7	9.9%		6.1%		3.8	62.3
- Average daily census * (6)	7.0%		1.7%		5.3	311.8%	5.8%		0.4%		5.4	1350.0%

(1)	Represents referral process and new patients on service during the period.

(2)	Average daily census is total patient days divided by the number of days in the period.

(3)	Average length of stay is the average number of days a patient is on service, calculated upon discharge, and is total patient days divided by total discharges in the period.

(4)	Patient days is days of service for all patients in the period.

(5)	Revenue per patient day is hospice revenue divided by the number of patient days in the period.

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

Net service revenues from Medicare accounted for 93.0% and 91.2% for the three months ended June 30, 2025 and 2024, respectively, and 92.7% and 91.0% for the six months ended June 30, 2025 and 2024, respectively. Net service revenues from managed care organizations accounted for 3.2% and 3.4% for the three months ended June 30, 2025 and 2024, respectively, and for 3.3% for both the six months ended June 30, 2025 and 2024.

Net service revenues increased by $6.2 million and $11.8 million for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, primarily attributed to organic growth in average daily census.

Gross profit, expressed as a percentage of net service revenues, was 47.9% and 46.9% for the three months ended June 30, 2025 and 2024, respectively, and 47.7% and 47.5% for the six months ended June 30, 2025 and 2024, respectively. For the three and six months ended June 30, 2025, the increase was mainly attributed to organic growth.

The hospice segment’s general and administrative expenses primarily consist of administrative employee wage, tax, and benefit costs, rent, information technology, and office expenses. General and administrative expenses, expressed as a percentage of net service revenues, was 24.1% and 24.0% for the three months ended June 30, 2025 and 2024, respectively, and 23.9% and 24.0% for the six months ended June 30, 2025 and 2024, respectively.

Home Health Segment

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2025		2024		Change		2025		2024		Change
		% of		% of				% of		% of
		Segment		Segment				Segment		Segment
		Net Service		Net Service				Net Service		Net Service
	Amount	Revenues	Amount	Revenues	Amount	%	Amount	Revenues	Amount	Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)						(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$18,048	100.0%	$18,075	100.0%	$(27)	(0.1)%	$36,033	100.0%	$34,955	100.0%	$1,078	3.1%
Cost of services revenues	9,771	54.1	11,279	62.4	(1,508)	(13.4)	20,569	57.1	22,345	63.9	(1,776)	(7.9)
Gross profit	8,277	45.9	6,796	37.6	1,481	21.8	15,464	42.9	12,610	36.1	2,854	22.6
General and administrative expenses	3,895	21.6	4,572	25.3	(677)	(14.8)	8,068	22.4	9,109	26.1	(1,041)	(11.4)
Segment operating income	$4,382	24.3%	$2,224	12.3%	$2,158	97.0%	$7,396	20.5%	$3,501	10.0%	$3,895	111.3%
Business Metrics (Actual Numbers)
Locations at period end							23		23
New admissions * (1)	4,568		4,993		(425)	(8.5)%	9,276		9,820		(544)	(5.5)%
Recertifications * (2)	2,833		3,277		(444)	(13.5)	5,815		6,445		(630)	(9.8)
Total volume * (3)	7,401		8,210		(809.0)	(9.9)	15,091		16,265		(1,174.0)	(7.2)
Visits * (4)	94,692		111,053		(16,361)	(14.7)	189,285		217,984		(28,699)	(13.2)
Organic growth
- Revenue * (5)	(6.0)%		1.6%		(7.6)	(475.0)	(2.5)%		(7.1)%		4.6	(64.8)
- Admissions * (5)	(7.6)%		9.4%		(17.0)	(180.9)%	(5.6)%		2.3%		(7.9)	(343.5)%

(1)	Represents new patients during the period.

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

The home health segment generates net service revenues by providing home health services on a short-term, intermittent or episodic basis to individuals, generally to treat an illness or injury. Net service revenues from Medicare accounted for 69.4% and 69.3%, managed care organizations accounted for 23.6% and 25.9%, and state, local, and other governmental programs accounted for 4.4% and 0.2% for the three months ended June 30, 2025 and 2024, respectively. Net service revenues from Medicare accounted for 69.7% and 69.2%, managed care organizations accounted for 22.4% and 26.0%, and state, local, and other governmental programs accounted for 5.2% and 0.2% for the six months ended June 30, 2025 and 2024, respectively. Home health services provided to Medicare beneficiaries are paid under the Medicare Home Health Prospective Payment System, which uses national, standardized 30-day period payment rates for periods of care. CMS uses the PDGM as the case-mix classification model to place periods of care into payment categories, classifying patients based on clinical characteristics. An outlier adjustment may be paid for periods of care in which costs exceed a specific threshold amount.

Net service revenues remained constant for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, and increased by $1.1 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to the Gentiva Acquisition.

Gross profit, expressed as a percentage of net service revenues, was 45.9% and 37.6% for the three months ended June 30, 2025 and 2024, respectively, and 42.9% and 36.1% for the six months ended June 30, 2025 and 2024, respectively. For the three and six months ended June 30, 2025, the increase was mainly attributed to a decrease in direct care wages, taxes and benefit costs as a percentage of net service revenues, compared to the three and six months ended June 30, 2024.

The home health segment’s general and administrative expenses primarily consist of administrative employee wage, tax and benefit costs, rent, information technology, and office expenses. General and administrative expenses, expressed as a percentage of net service revenues, was 21.6% and 25.3% for the three months ended June 30, 2025 and 2024, respectively, and 22.4% and 26.1% for the six months ended June 30, 2025 and 2024, respectively. General and administrative expenses for the three and six months ended June 30, 2025 decreased compared to the corresponding period in 2024, primarily due to more efficient operations for administrative employees for the three and six months ended June 30, 2025.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand and cash from operations and borrowings under our credit facility. At June 30, 2025 and December 31, 2024, we had cash balances of $91.2 million and $98.9 million, respectively. At June 30, 2025, we had a $650.0 million revolving credit facility and a $150.0 million incremental loan facility, which may be for term loans or an increase to the revolving loan commitments. The maturity of this credit facility was extended to July 30, 2028.

During the six months ended June 30, 2025, we used $3.4 million in cash to fund the Jacksonville Acquisition and the Great Lakes Acquisition and repaid $50.0 million under our revolving credit facility. As of June 30, 2025, we had a total of $173.0 million in revolving loans, with an interest rate of 6.07% outstanding on our credit facility and after giving effect to the amount drawn on our credit facility, approximately $8.0 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA (as defined in the Credit Agreement), we had $635.6 million of capacity and $454.6 million available for borrowing under our credit facility. At December 31, 2024, we had a total of $223.0 million revolving credit loans, with an interest rate of 6.34%, outstanding on our credit facility.

Our credit facility requires us to maintain a total net leverage ratio not exceeding 3.75:1.00. At June 30, 2025, we were in compliance with our financial covenants under the Credit Agreement. Although we believe our liquidity position remains strong, we can provide no assurance that we will remain in compliance with the covenants in our Credit Agreement, and in the future, it may prove necessary to seek an amendment with the bank lending group under our credit facility. Additionally, there can be no assurance that we will be able to raise additional funds on terms acceptable to us, if at all.

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

ARPA Spending Plans

To mitigate the fiscal effects of the COVID-19 public health emergency, the ARPA provided for a 10 percentage point increase in federal matching funds for Medicaid HCBS from April 1, 2021, through March 31, 2022, provided the state satisfied certain conditions. States were generally permitted to use the state funds equivalent to the additional federal funds through March 31, 2025, but CMS granted extensions to several states, permitting some state spending plans to continue until as late as mid-2026. States must use the monies attributable to this matching fund increase to supplement, not supplant, their level of state spending for the implementation of activities enhanced under the Medicaid HCBS in effect as of April 1, 2021.

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

During the three and six months ended June 30, 2025, the Company did not receive additional state funding provided by the ARPA. Of the total state funding received by the Company pursuant to the ARPA through June 30, 2025, the Company utilized $0.8 million and $3.3 million during the three and six months ended June 30, 2025, respectively, primarily for caregivers and adding support to recruiting and retention efforts, included as a reduction of cost of service revenues in the Company’s Unaudited Condensed Consolidated Statements of Income. As of June 30, 2025, the deferred portion of ARPA funding of $7.9 million is included within Government stimulus advances on the Company’s Unaudited Condensed Consolidated Balance Sheets.

The following table summarizes changes in our cash flows:

	For the Six Months Ended June 30,
	2025	2024
	(Amounts in Thousands)
Net cash provided by operating activities	$41,478	$57,491
Net cash used in investing activities	317	1,798
Net cash (used in) provided by financing activities	(49,530)	49,225

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Cash flows from operating activities represent the inflow of cash from our payors and the outflow of cash for payroll and payroll taxes, operating expenses, interest, and taxes. Net cash provided by operating activities was $41.5 million for the six months ended June 30, 2025, compared to net cash provided by operating activities of $57.5 million for the same period in 2024. The decrease in cash provided by operations was primarily due to the timing of receipts on accounts receivable and the timing of government stimulus funds. The changes in accounts receivable were primarily related to the growth in revenue and a decrease in days sales outstanding (“DSO”) during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The related receivables due from the Illinois Department on Aging represented 18.6% and 21.7% of the Company’s net accounts receivable at June 30, 2025 and June 30, 2024, respectively.

Net cash used in investing activities for the six months ended June 30, 2025, primarily consisted of $3.4 million of net cash used for the Jacksonville Acquisition and the Great Lakes Acquisition, $3.1 million of cash used for property and equipment purchases, primarily related to our ongoing investments in technology infrastructure fixed assets, offset by $3.8 million in proceeds received relating to the New York Asset Sale and $2.9 million in proceeds received relating to the Gentiva Acquisition. Net cash used in investing activities for the six months ended June 30, 2024 primarily consisted of $0.4 million of net cash used for the Upstate acquisition and $2.4 million of cash used for property and equipment purchases, offset by $4.6 million in proceeds received relating to the New York Asset Sale.

Net cash used in financing activities for the six months ended June 30, 2025, primarily consisted of a $50.0 million payment on our revolving credit facility, offset by cash received from the exercise of stock options of $0.5 million. Net cash used in financing activities for the six months ended June 30, 2024 primarily consisted of $126.4 million payment on our revolving credit facility, offset by $175.6 million in net proceeds received from the Public Offering.

Outstanding Accounts Receivable

Gross accounts receivable as of June 30, 2025 and December 31, 2024 were approximately $143.1 million and $126.4 million, respectively. Outstanding accounts receivable, net of allowance for credit losses, increased by $17.2 million as of June 30, 2025 as compared to December 31, 2024. Accounts receivable for the Illinois Department on Aging increased approximately $6.3 million during the six months ended June 30, 2025. Our collection procedures include review of account aging and direct contact with our payors. We have historically not used collection agencies. An uncollectible amount is written off to the allowance account after reasonable collection efforts have been exhausted.

We calculate our DSO by taking the trade accounts receivable outstanding, net of allowance for credit losses for doubtful accounts, divided by the net service revenues for the last quarter, multiplied by the number of days in that quarter. Our DSOs were 38 days and 39 days at June 30, 2025 and December 31, 2024, respectively. The DSOs for our largest payor, the Illinois Department on Aging, were 39 days and 40 days at June 30, 2025 and December 31, 2024, respectively.

Off-Balance Sheet Arrangements

As of June 30, 2025, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

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

Recently Issued Accounting Pronouncements

Refer to Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. As of June 30, 2025, we had outstanding borrowings of approximately $173.0 million on our credit facility, all of such borrowings were subject to variable interest rates. If the variable rates on this debt were 100 basis points higher than the rate applicable to the borrowing during the six month period ended June 30, 2025, our net income would have decreased by $0.8 million, or $0.04 per diluted share. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.

ITEM 4.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

None.

Item 5.         Other Information

Not applicable. Without limiting the generality of the foregoing, during the quarter ended June 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, as such terms are defined in Item 408(a) of Regulation S-K.

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

ADDUS HOMECARE CORPORATION

Date: August 5, 2025	By:	/s/ R. DIRK ALLISON

R. Dirk Allison Chairman and Chief Executive Officer (As Principal Executive Officer)

Date: August 5, 2025	By:	/s/ BRIAN POFF

Brian Poff Chief Financial Officer (As Principal Financial Officer)