Form 10-Q
period 2025-09-30
Addus HomeCare Corp
filed 2025-11-04
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 28, 2025, Addus HomeCare Corporation had 18,483,271 shares of Common Stock outstanding.

ADDUS HOMECARE CORPORATION

FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2025 and December 31, 2024

(Amounts and Shares in Thousands, Except Per Share Data)

(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets
Cash	$101,918	$98,911
Accounts receivable, net of allowances	134,050	122,880
Prepaid expenses and other current assets	24,693	38,591
Total current assets	260,661	260,382
Property and equipment, net of accumulated depreciation and amortization	24,444	24,703
Other assets
Goodwill	988,553	970,558
Intangibles, net of accumulated amortization	104,401	109,643
Operating lease assets, net	44,879	47,348
Total other assets	1,137,833	1,127,549
Total assets	$1,422,938	$1,412,634
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$16,677	$27,176
Accrued payroll	74,131	62,053
Accrued expenses	32,942	28,959
Operating lease liabilities, current portion	13,031	12,800
Government stimulus advances	5,784	11,239
Accrued workers' compensation insurance	14,233	13,644
Total current liabilities	156,798	155,871
Long-term liabilities
Long-term debt, less current portion, net of debt issuance costs	150,640	218,443
Long-term operating lease liabilities	38,814	41,883
Deferred income tax	26,476	25,820
Other long-term liabilities	236	125
Total long-term liabilities	216,166	286,271
Total liabilities	$372,964	$442,142
Stockholders' equity
Common stock—$.001 par value; 40,000 authorized and 18,483 and 18,148 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	$18	$18
Additional paid-in capital	607,398	594,044
Retained earnings	442,558	376,430
Total stockholders' equity	1,049,974	970,492
Total liabilities and stockholders' equity	$1,422,938	$1,412,634

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months Ended September 30, 2025 and 2024

(Amounts and Shares in Thousands, Except Per Share Data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net service revenues	$362,301	$289,787	$1,049,452	$857,455
Cost of service revenues	245,586	197,583	711,183	583,916
Gross profit	116,715	92,204	338,269	273,539
General and administrative expenses	79,370	62,805	229,667	187,444
Depreciation and amortization	4,408	3,446	12,264	10,316
Total operating expenses	83,778	66,251	241,931	197,760
Operating income	32,937	25,953	96,338	75,779
Interest income	(760)	(1,908)	(1,845)	(2,805)
Interest expense	3,343	573	10,886	5,445
Total interest expense, net	2,583	(1,335)	9,041	2,640
Income before income taxes	30,354	27,288	87,297	73,139
Income tax expense	7,506	7,125	21,169	19,067
Net income	$22,848	$20,163	$66,128	$54,072
Net income per common share
Basic income per share	$1.26	$1.13	$3.67	$3.24
Diluted income per share	$1.24	$1.10	$3.60	$3.17
Weighted average number of common shares and potential common shares outstanding:
Basic	18,072	17,868	18,031	16,707
Diluted	18,390	18,255	18,365	17,065

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Three and Nine Months Ended September 30, 2025

(Amounts and Shares in Thousands)

(Unaudited)

	For the Three Months Ended September 30, 2025
			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance at July 1, 2025	18,407	$18	$602,126	$419,710	$1,021,854
Issuance of shares of common stock under restricted stock award agreements	28	—	—	—	—
Forfeiture of shares of common stock under restricted stock award agreements	(2)	—	—	—	—
Stock-based compensation	—	—	4,287	—	4,287
Shares issued for exercise of stock options	50	—	985	—	985
Net income	—	—	—	22,848	22,848
Balance at September 30, 2025	18,483	$18	$607,398	$442,558	$1,049,974

	For the Nine Months Ended September 30, 2025
			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance at January 1, 2025	18,148	$18	$594,044	$376,430	$970,492
Issuance of shares of common stock under restricted stock award agreements	265	—	—	—	—
Forfeiture of shares of common stock under restricted stock award agreements	(5)	—	—	—	—
Stock-based compensation	—	—	11,877	—	11,877
Shares issued for exercise of stock options	75	—	1,477	—	1,477
Net income	—	—	—	66,128	66,128
Balance at September 30, 2025	18,483	$18	$607,398	$442,558	$1,049,974

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Three and Nine Months Ended September 30, 2024

(Amounts and Shares in Thousands)

(Unaudited)

	For the Three Months Ended September 30, 2024
			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance at July 1, 2024	18,100	$18	$584,896	$336,741	$921,655
Issuance of shares of common stock under restricted stock award agreements	—	—	—	—	—
Forfeiture of shares of common stock under restricted stock award agreements	(2)	—	—	—	—
Stock-based compensation	—	—	2,833	—	2,833
Shares issued for exercise of stock options	35	—	2,983	—	2,983
Shares issued in Public offering, net of offering costs	—	—	—	—	—
Net income	—	—	—	20,163	20,163
Balance at September 30, 2024	18,133	$18	$590,712	$356,904	$947,634

	For the Nine Months Ended September 30, 2024
			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance at January 1, 2024	16,227	$16	$403,846	$302,832	$706,694
Issuance of shares of common stock under restricted stock award agreements	151	—	—	—	—
Forfeiture of shares of common stock under restricted stock award agreements	(5)	—	—	—	—
Stock-based compensation	—	—	8,307	—	8,307
Shares issued for exercise of stock options	35	—	2,983	—	2,983
Shares issued in Public offering, net of offering costs	1,725	2	175,576	—	175,578
Net income	—	—	—	54,072	54,072
Balance at September 30, 2024	18,133	$18	$590,712	$356,904	$947,634

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2025 and 2024

(Amounts in Thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net income	$66,128	$54,072
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of acquisitions:
Depreciation and amortization	12,264	10,316
Deferred income taxes	656	188
Stock-based compensation	11,877	8,307
Amortization of debt issuance costs under the credit facility	967	644
Provision for credit losses	1,048	812
Gain on disposal of assets	(6)	(13)
Loss on termination of operating leases	23	9
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(8,513)	17,868
Prepaid expenses and other current assets	9,848	6,187
Government stimulus advances	(5,455)	7,890
Accounts payable	(12,204)	1,003
Accrued payroll	11,439	1,431
Accrued expenses and other long-term liabilities	4,672	(2,698)
Net cash provided by operating activities	92,744	106,016
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(24,181)	(400)
Purchases of property and equipment	(5,056)	(4,353)
Proceeds received from disposal of assets	8	29
Proceeds received from previous acquisition	2,937	—
Proceeds received from divestiture of business	3,848	4,600
Net cash used in investing activities	(22,444)	(124)
Cash flows from financing activities:
Payments on revolver — credit facility	(80,000)	(126,353)
Proceeds from borrowings on revolver — credit facility	11,335	—
Payments for debt issuance costs under the credit facility	(105)	(39)
Proceeds from Public offering	—	175,578
Cash received from exercise of stock options	1,477	2,983
Net cash (used in) provided by financing activities	(67,293)	52,169
Net change in cash	3,007	158,061
Cash, at beginning of period	98,911	64,791
Cash, at end of period	$101,918	$222,852
Supplemental disclosures of cash flow information:
Cash paid for interest	$10,071	$4,801
Cash paid for income taxes	9,240	19,436

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

Computation of Weighted Average Shares

The following table sets forth the computation of basic and diluted common shares:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	(Amounts in thousands)		(Amounts in thousands)
	2025	2024	2025	2024
Weighted average number of shares outstanding for basic per share calculation	18,072	17,868	18,031	16,707
Effect of dilutive potential shares:
Stock options	210	278	217	254
Restricted stock awards	108	109	117	104
Adjusted weighted average shares for diluted per share calculation	18,390	18,255	18,365	17,065
Anti-dilutive shares:
Stock options	—	—	—	—
Restricted stock awards	—	—	—	—

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

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which replaces the incurred-loss model with a forward-looking current expected credit loss model that requires recognition of lifetime expected credit losses on financial assets measured at amortized cost and certain off-balance-sheet credit exposures (including trade accounts receivable and contract assets), using historical experience, current conditions, and reasonable and supportable forecasts. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The disclosure updates should be applied prospectively. The Company is currently assessing the impact and timing of adopting the updated provisions.

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

In connection with this transaction, the Company ceased operations in New York. During the nine months ended September 30, 2025, the Company recorded deferred payments of $3.8 million with the remaining $2.3 million due from the purchaser reflected within prepaid expenses and other current assets on the condensed consolidated balance sheets as of September 30, 2025. No amount was recorded related to the CDPAP business contingent consideration.

The New York Asset Sale did not qualify as a discontinued operation because it did not represent a strategic shift that has or will have a major effect on the Company’s operation or financial results.

Goodwill and intangible assets of $2.9 million and $4.2 million, respectively, were derecognized in connection with the divestiture. The carrying amounts of the assets and liabilities associated with the New York personal care operations included in our Consolidated Balance Sheets as of September 30, 2025 were as follows (amounts in thousands):

September 30, 2025
Assets
Current assets
Accounts receivable, net of allowances	$—
Prepaid expenses and other current assets	12
Total current assets	12
Property and equipment, net of accumulated depreciation and amortization	—
Other assets
Goodwill	—
Intangibles, net of accumulated amortization	—
Operating lease assets, net	2,724
Total other assets	2,724
Total assets	$2,736
Liabilities
Current liabilities
Accounts payable	$1,150
Accrued payroll	—
Accrued expenses	1,045
Operating lease liabilities, current portion	618
Total current liabilities	2,813
Long-term liabilities
Operating lease liabilities, long-term portion	2,043
Total liabilities	$4,856

4. Leases

Amounts reported on the Company’s Unaudited Condensed Consolidated Balance Sheets for operating leases were as follows:

	September 30, 2025	December 31, 2024
	(Amounts in Thousands)
Operating lease assets, net	$44,879	$47,348

Short-term operating lease liabilities	13,031	12,800
Long-term operating lease liabilities	38,814	41,883
Total operating lease liabilities	$51,845	$54,683

Lease Costs

Components of lease costs were reported in general and administrative expenses in the Company’s Unaudited Condensed Consolidated Statements of Income as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	(Amounts in Thousands)		(Amounts in Thousands)
	2025	2024	2025	2024
Operating lease costs	$3,623	$3,393	$10,931	$10,062
Short-term lease costs	292	167	847	547
Total lease costs	3,915	3,560	11,778	10,609
Less: sublease income	—	(596)	(226)	(1,685)
Total lease costs, net	$3,915	$2,964	$11,552	$8,924

Lease Term and Discount Rate

Weighted average remaining lease terms and discount rates were as follows:

	September 30, 2025	December 31, 2024
Operating leases:
Weighted average remaining lease term	5.22	5.48
Weighted average discount rate	6.37%	6.20%

Maturity of Lease Liabilities

Remaining operating lease payments as of  September 30, 2025 were as follows:

Operating Leases
(Amounts in Thousands)
Due in the 12-month period ended September 30,
2026	$15,759
2027	12,614
2028	9,143
2029	6,946
2030	6,016
Thereafter	11,064
Total future minimum rental commitments	61,542
Less: Imputed interest	(9,697)
Total lease liabilities	$51,845

Supplemental Cash Flows Information

	For the Nine Months Ended September 30,
	(Amounts in Thousands)
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,505	$10,925

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$7,156	$7,683

5. Acquisitions

The Company’s acquisitions have been accounted for in accordance with ASC Topic 805, Business Combinations, and the resulting goodwill and other intangible assets were accounted for under ASC Topic 350, Goodwill and Other Intangible Assets. Under business combination accounting, the assets and liabilities are generally recognized at their fair values and the difference between the consideration transferred, excluding transaction costs, and the fair values of the assets and liabilities is recognized as goodwill. The results of each business acquisition are included on the Unaudited Condensed Consolidated Statements of Income from the date of acquisition.

Management’s assessment of qualitative factors affecting goodwill for each acquisition includes estimates of market share at the date of purchase, ability to grow in the market, synergy with existing Company operations and the payor profile in the markets.

Helping Hands

On August 1, 2025, the Company completed the acquisition of Helping Hands Home Care Service, Inc., a Pennsylvania corporation (the “Helping Hands Acquisition”), for approximately $21.4 million. The purchase was funded through the Company’s revolving credit facility and available cash. With the Helping Hands Acquisition, the Company expanded its services within its personal care segment and entered the hospice and home health markets in Pennsylvania. The related acquisition and integration costs were $0.3 million and $0.1 million for the three months ended September 30, 2025, and $0.9 million and $0.1 million for the nine months ended September 30, 2025, respectively. These costs were included in general and administrative expenses on the Unaudited Condensed Consolidated Statements of Income and were expensed as incurred.

Total (Amounts in Thousands)
Goodwill	$19,022
Identifiable intangible assets	1,150
Cash	584
Accounts receivable	1,365
Property and equipment	19
Operating lease assets, net	282
Other current assets	45
Accounts payable	(98)
Accrued payroll	(697)
Operating lease liabilities, total	(257)
Total purchase price	$21,415

Identifiable intangible assets acquired included $1.2 million of definite-lived state licenses. The preliminary estimated fair value of identifiable intangible assets was determined with the assistance of a valuation specialist, using Level 3 inputs as defined under ASC Topic 820. The fair value analysis and related valuations reflect the conclusions of management. All estimates, key assumptions, and forecasts were either provided by or reviewed by the Company. The goodwill and intangible assets acquired are deductible for tax purposes.

The Helping Hands Acquisition accounted for $3.1 million of net service revenues and $0.4 million of operating income for each of the three and nine months ended September 30, 2025, respectively.

The following table contains unaudited pro forma condensed consolidated income statement information of the Company for the three and nine months ended September 30, 2025 as if the Helping Hands Acquisition closed on January 1, 2024.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	(Amounts in Thousands)		(Amounts in thousands)
	2025	2024	2025	2024
Net service revenues	$364,001	$293,804	$1,060,396	$868,481
Operating income	32,153	26,486	97,372	76,915
Net income	22,327	20,555	67,120	54,908
Net income per common share
Basic income per share	$1.24	$1.15	$3.72	$3.29
Diluted income per share	$1.21	$1.13	$3.65	$3.22

6. Goodwill and Intangible Assets

A summary of the goodwill by segment and related adjustments is provided below:

			Home
	Hospice	Personal Care	Health	Total
	(Amounts in Thousands)
Goodwill as of December 31, 2024	$432,840	$442,526	$95,192	$970,558
Additions for acquisitions	—	22,407	—	22,407
Adjustments to previously recorded goodwill	26	(4,096)	(342)	(4,412)
Goodwill as of September 30, 2025	$432,866	$460,837	$94,850	$988,553

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

In connection with the Helping Hands Acquisition, the Company recognized goodwill in its personal care segment of $19.1 million during the nine months ended September 30, 2025.

During the three and nine months ended September 30, 2025, the Company recorded $0.3 million and $4.4 million, respectively, related to measurement period adjustments to previously recorded goodwill including $2.9 million of proceeds received in connection with the Gentiva Acquisition.

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

The carrying amount and accumulated amortization of each identifiable intangible asset category consisted of the following:

		September 30, 2025			December 31, 2024
		(Amounts in Thousands)			(Amounts in Thousands)
	Estimated Useful	Gross	Accumulated	Net	Gross	Accumulated	Net
	Life (years)	carrying value	amortization	carrying value	carrying value	amortization	carrying value
Customer and referral relationships	3 - 15	$34,201	$(33,559)	$642	$34,201	$(33,255)	$946
Trade names and trademarks	1 - 20	59,366	(25,376)	33,990	59,366	(21,900)	37,466
Non-competition agreement	3 - 5	6,728	(6,582)	146	6,728	(6,263)	465
State Licenses	6 - 10	26,529	(3,536)	22,993	24,981	(1,243)	23,738
State Licenses	Indefinite	46,630	—	46,630	47,028	—	47,028
Total intangible assets		$173,454	$(69,053)	$104,401	$172,304	$(62,661)	$109,643

In connection with the Helping Hands Acquisition, the Company recognized state licenses of $1.2 million in its personal care segment during the nine months ended September 30, 2025.

Amortization expense related to the intangible assets was $2.4 million and $6.4 million for the three and nine months ended September 30, 2025, respectively, and $1.8 million and $5.4 million for the three and nine months ended September 30, 2024, respectively. The weighted average remaining useful lives of identifiable intangible assets as of  September 30, 2025 was 9.28 years.

7. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consisted of the following:

	September 30, 2025	December 31, 2024
	(Amounts in Thousands)
Income tax receivable	$2,255	$11,568
Prepaid payroll	5,506	8,716
Prepaid workers' compensation and liability insurance	5,323	4,254
Prepaid licensing fees	4,874	5,414
Workers' compensation insurance receivable	804	810
Other (1)	5,931	7,829
Total prepaid expenses and other current assets	$24,693	$38,591

(1)	Included $2.3 million and $6.1 million related to the New York Asset Sale deferred payments as of September 30, 2025 and December 31, 2024, respectively.

Accrued expenses consisted of the following:

	September 30, 2025	December 31, 2024
	(Amounts in Thousands)
Accrued health benefits	$6,602	$6,637
Accrued professional fees	6,151	5,368
Accrued payroll and other taxes	5,681	4,516
Other	14,508	12,438
Total accrued expenses	$32,942	$28,959

8. ARPA Spending Plans

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

During the three and nine months ended September 30, 2025, the Company did not receive additional state funding provided by the ARPA. Of the total state funding received by the Company pursuant to the ARPA through September 30, 2025, the Company utilized $2.2 million and $5.5 million during the three and nine months ended September 30, 2025, respectively, primarily for caregivers and adding support to recruiting and retention efforts, included as a reduction of cost of service revenues in the Company’s Unaudited Condensed Consolidated Statements of Income. As of September 30, 2025, the deferred portion of ARPA funding of $5.8 million is included within Government stimulus advances on the Company’s Unaudited Condensed Consolidated Balance Sheets.

9. Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2025	December 31, 2024
	(Amounts in Thousands)
Revolving loan under the credit facility	$154,335	$223,000
Less unamortized issuance costs	(3,695)	(4,557)
Long-term debt	$150,640	$218,443

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

During the nine months ended September 30, 2025, the Company (i) drew approximately $11.3 million under its credit facility to fund, in part, the Helping Hands Acquisition, and (ii) repaid $80.0 million under the revolving credit facility.

As of September 30, 2025, the Company had a total of $154.3 million of revolving loans, with an interest rate of 5.92%, outstanding on its credit facility. After giving effect to the amount drawn on its credit facility, approximately $7.9 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA (as defined in the Credit Agreement), the Company had $650.0 million of capacity and $487.7 million available for borrowing under its credit facility. As of December 31, 2024, the Company had a total of $223.0 million of revolving loans, with an interest rate of 6.34%, outstanding on its credit facility.

As of September 30, 2025, the Company was in compliance with all financial covenants under the Credit Agreement.

10. Income Taxes

The effective income tax rates were 24.7% and 26.1% for the three months ended September 30, 2025 and 2024, respectively. The effective income tax rates were 24.3% and 26.1% for the nine months ended September 30, 2025 and 2024, respectively.

For the three months ended September 30, 2025, the difference between our federal statutory and effective income tax rates was principally due to the inclusion of state taxes, non-deductible compensation, partially offset by the use of federal employment tax credits and an excess tax benefit. For both the three months ended September 30, 2025 and 2024, the effective tax rates were inclusive of an excess tax benefit of 3.6% and 0.5%, respectively. The excess tax expense and tax benefit are discrete items, related to the vesting of equity shares, which requires the Company to recognize the expense or benefit fully in the period. An excess tax expense results if the Company’s cumulative costs of the award recognized exceed the income tax deduction, whereas an excess tax benefit results if the Company’s cumulative costs of the award recognized are less than the income tax deduction.

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

	For the Three Months Ended September 30, 2025
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$275,770	$68,891	$17,640	$362,301
Direct service personnel	199,656	28,287	10,155	238,098
General and administrative salaries, wages and benefits	18,629	11,658	3,538	33,825
Other segment items [1]	6,395	10,131	1,400	17,926
Segment operating income	51,090	18,815	2,547	72,452
Segment reconciliation:
Items not allocated at segment level:
Other general and administrative expenses				35,107
Depreciation and amortization				4,408
Interest income				(760)
Interest expense				3,343
Income before income taxes				$30,354

(1)	Other segment items include other costs for direct service personnel, office expense, licenses and taxes, communication, medical director fees, travel, and bad debt expense.

	For the Three Months Ended September 30, 2024
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$215,433	$57,309	$17,045	$289,787
Direct service personnel	156,072	24,791	10,513	191,376
General and administrative salaries, wages and benefits	11,949	10,556	3,553	26,058
Other segment items [1]	5,741	9,192	1,113	16,046
Segment operating income	41,671	12,770	1,866	56,307
Segment reconciliation:
Items not allocated at segment level:
Other general and administrative expenses				26,908
Depreciation and amortization				3,446
Interest income				(1,908)
Interest expense				573
Income before income taxes				$27,288

(1)	Other segment items include other costs for direct service personnel, office expense, licenses and taxes, communication, medical director fees, travel, and bad debt expense.

	For the Nine Months Ended September 30, 2025
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$803,238	$192,540	$53,674	$1,049,452
Direct service personnel	579,174	80,670	30,019	689,863
General and administrative salaries, wages and benefits	55,276	34,085	9,846	99,207
Other segment items [1]	18,468	29,531	3,866	51,865
Segment operating income	150,320	48,254	9,943	208,517
Segment reconciliation:
Items not allocated at segment level:
Other general and administrative expenses				99,915
Depreciation and amortization				12,264
Interest income				(1,845)
Interest expense				10,886
Income before income taxes				$87,297

(1)	Other segment items include other costs for direct service personnel, office expense, licenses and taxes, communication, medical director fees, travel, and bad debt expense

	For the Nine Months Ended September 30, 2024
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$636,253	$169,202	$52,000	$857,455
Direct service personnel	460,587	71,580	31,967	564,134
General and administrative salaries, wages and benefits	35,049	30,601	10,893	76,543
Other segment items [1]	15,835	27,960	3,773	47,568
Segment operating income	124,782	39,061	5,367	169,210
Segment reconciliation:
Items not allocated at segment level:
Other general and administrative expenses				83,115
Depreciation and amortization				10,316
Interest income				(2,805)
Interest expense				5,445
Income before income taxes				$73,139

(1)	Other segment items include other costs for direct service personnel, office expense, licenses and taxes, communication, medical director fees, travel, and bad debt expense.

13. Significant Payors

The Company’s revenue by payor type was as follows:

Personal Care Segment	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025		2024		2025		2024
		% of Segment		% of Segment		% of Segment		% of Segment
	Amount	Net Service	Amount	Net Service	Amount	Net Service	Amount	Net Service
	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues
State, local and other governmental programs	$139,383	50.5%	$116,702	54.2%	$410,781	51.1%	$337,458	53.0%
Managed care organizations	127,293	46.2	93,321	43.3	366,210	45.6	281,732	44.3
Private pay	7,064	2.5	3,599	1.7	21,331	2.7	11,194	1.8
Commercial insurance	1,860	0.7	1,415	0.7	4,356	0.5	4,368	0.7
Other	170	0.1	396	0.1	560	0.1	1,501	0.2
Total personal care segment net service revenues	$275,770	100.0%	$215,433	100.0%	$803,238	100.0%	$636,253	100.0%

Hospice Segment	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025		2024		2025		2024
		% of Segment		% of Segment		% of Segment		% of Segment
	Amount	Net Service	Amount	Net Service	Amount	Net Service	Amount	Net Service
	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues
Medicare	$64,148	93.1%	$52,413	91.5%	$178,784	92.9%	$154,187	91.1%
Commercial insurance	2,140	3.1	2,892	5.0	6,518	3.4	8,870	5.2
Managed care organizations	2,216	3.2	1,821	3.2	6,245	3.2	5,518	3.3
Other	387	0.6	183	0.3	993	0.5	627	0.4
Total hospice segment net service revenues	$68,891	100.0%	$57,309	100.0%	$192,540	100.0%	$169,202	100.0%

Home Health Segment	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025		2024		2025		2024
		% of Segment		% of Segment		% of Segment		% of Segment
	Amount	Net Service	Amount	Net Service	Amount	Net Service	Amount	Net Service
	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues
Medicare	$11,617	65.9%	$12,036	70.6%	$36,711	68.4%	$36,216	69.6%
Managed care organizations	4,492	25.5	4,215	24.7	12,564	23.4	13,291	25.6
State, local and other governmental programs (excluding Medicare)	993	5.6	(17)	—	2,878	5.3	—	—
Other	538	3.0	811	4.7	1,521	2.9	2,493	4.8
Total home health segment net service revenues	$17,640	100.0%	$17,045	100.0%	$53,674	100.0%	$52,000	100.0%

The Company derives a significant amount of its revenue from its operations in Illinois, New Mexico, Ohio, Tennessee, and Texas. The percentages of segment revenue for each of these significant states and New York for the three and nine months ended September 30, 2025 and 2024, respectively, were as follows:

Personal Care Segment	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025		2024		2025		2024
		% of Segment		% of Segment		% of Segment		% of Segment
	Amount	Net Service	Amount	Net Service	Amount	Net Service	Amount	Net Service
	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues
Illinois	$115,989	42.1%	$111,916	51.9%	$342,629	42.7%	$330,265	51.9%
New Mexico	30,029	10.9	28,962	13.4	87,320	10.9	86,573	13.6
New York(1)	(318)	—	21,406	9.9	(104)	—	68,239	10.7
Texas	53,449	19.4	—	—	155,773	19.4	—	—
All other states	76,621	27.6	53,149	24.8	217,620	27.0	151,176	23.8
Total personal care segment net service revenues	$275,770	100.0%	$215,433	100.0%	$803,238	100.0%	$636,253	100.0%

(1)

As a result of changes and uncertainty in New York regarding the CDPAP, the Company determined that its New York personal care operations no longer fit its growth strategy and is divesting these operations. See Note 3 to the Notes to Unaudited Condensed Consolidated Financial Statements, Divestiture, for additional details regarding our divestiture.

Hospice Segment	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025		2024		2025		2024
		% of Segment		% of Segment		% of Segment		% of Segment
	Amount	Net Service	Amount	Net Service	Amount	Net Service	Amount	Net Service
	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues
Ohio	$26,913	39.1%	$21,531	37.6%	$73,304	38.1%	$62,400	36.9%
Illinois	15,532	22.5	13,289	23.2	44,516	23.1	38,544	22.8
New Mexico	8,769	12.7	6,951	12.1	24,865	12.9	21,361	12.6
All other states	17,677	25.7	15,538	27.1	49,855	25.9	46,897	27.7
Total hospice segment net service revenues	$68,891	100.0%	$57,309	100.0%	$192,540	100.0%	$169,202	100.0%

Home Health Segment	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025		2024		2025		2024
		% of Segment		% of Segment		% of Segment		% of Segment
	Amount	Net Service	Amount	Net Service	Amount	Net Service	Amount	Net Service
	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues
New Mexico	$8,644	49.0%	$8,090	47.4%	$25,937	48.3%	$24,166	46.5%
Tennessee	6,852	38.8	6,542	38.4	21,672	40.4	19,437	37.4
Illinois	1,759	10.0	2,413	14.2	5,680	10.6	8,397	16.1
All other states	385	2.2	—	—	385	0.7	—	—
Total home health segment net service revenues	$17,640	100.0%	$17,045	100.0%	$53,674	100.0%	$52,000	100.0%

A substantial portion of the Company’s revenue and accounts receivable are derived from services performed for federal, state, and local governmental agencies. The personal care segment derives a significant amount of its net service revenues in Illinois, which represented 32.0% and 38.6% of our net service revenues for the three months ended September 30, 2025 and 2024, respectively, and accounted for 32.6% and 38.5% of our net service revenues for the nine months ended September 30, 2025 and 2024, respectively. The Illinois Department on Aging, the largest payor program for the Company’s Illinois personal care operations, accounted for 18.1% and 21.4% of the Company’s net service revenues for the three months ended September 30, 2025 and 2024, respectively, and accounted for 18.4% and 21.1% of the Company’s net service revenues for the nine months ended September 30, 2025 and 2024, respectively.

The related receivables due from the Illinois Department on Aging represented 16.6% and 21.7% of the Company’s net accounts receivable at  September 30, 2025 and December 31, 2024, respectively.

14. Subsequent Events

On  October 1, 2025, the Company completed the acquisition of the assets of Gold Horses, LLC for approximately $7.4 million (the “Gold Horses Acquisition”). The purchase was funded through the Company’s available cash. The Gold Horses Acquisition expanded the Company’s services within its personal care segment in Texas. The initial accounting is not yet complete, and therefore the related business combination disclosures have not been presented as the Company is currently in the process of valuing the assets acquired and liabilities assumed in the transaction.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements about our business and operations. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words like “believes,” “belief,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “would,” “should,” and similar expressions are intended to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to: the impact of macroeconomic conditions, including significant global inflation and interest rates, legislative and political developments, including federal government shutdowns, any lapse in appropriations and any hold on or cancellation of congressionally authorized spending or interruptions in the distribution of government funds, trade policies and tensions, including changes in, or the imposition of, tariffs and/or trade barriers and the economic impacts, volatility and uncertainty resulting therefrom, and the potential adverse effects of current conditions; business disruptions due to inclement weather, natural disasters, acts of terrorism, military conflicts, pandemics, civil insurrection or social unrest; changes in operational and reimbursement processes and payment structures at the state or federal levels; changes in Medicaid, Medicare, other government program and managed care organizations’ policies and payment rates, and the timeliness of reimbursements received under government programs; the implementation of new, and possible changes to, existing, federal and state laws or regulations, or our failure to comply with such laws or regulations or comply on a timely basis; the impact of decisions of the U.S. Supreme Court regarding the actions of federal agencies; changes in presidential administrations; changes in the structure and administration of, and funding for, federal and state agencies and programs; competition in the healthcare industry; the geographical concentration of our operations; changes in the case mix of consumers and payment methodologies; operational changes resulting from the assumption by managed care organizations of responsibility for managing and paying for our services to consumers; the nature and success of future financial and/or delivery system reforms; changes in estimates and judgments associated with critical accounting policies; our ability to maintain or establish new referral sources; our ability to renew significant agreements or groups of agreements; our ability to attract and retain qualified personnel; federal, state and city minimum wage pressure, including any failure of any governmental entity to enact a minimum wage offset and/or the timing of any such enactment; changes in payments and covered services due to overall economic conditions and deficit reduction measures by federal and state governments, and our expectations regarding these changes; cost containment initiatives undertaken by federal and state governmental and other third-party payors; our ability to access financing through the capital and credit markets; our ability to meet debt service requirements and comply with covenants in debt agreements; our ability to integrate and manage our information systems; any security breaches, cyber-attacks, loss of data, or cybersecurity threats or incidents, and any actual or perceived failures to comply with legal requirements related to the privacy of confidential consumer data and other sensitive information; the size and growth of the markets for our services, including our expectations regarding the markets for our services; eligibility standards and coverage limits imposed through legislation or by governmental agencies or other third-party payors; the potential for litigation, audits, and investigations; discretionary determinations by government officials; our ability to successfully implement our business model to grow our business; our ability to continue identifying, pursuing, consummating, and integrating acquisition opportunities and expanding into new geographic markets; the impact of acquisitions and dispositions on our business, including the potential inability to realize the benefits of potential acquisitions; the effectiveness, quality, and cost of our services; our ability to successfully execute our growth strategy; changes in tax rates;  and various other matters, many of which are beyond our control. In addition, these forward-looking statements are subject to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2024, filed with the SEC on February 25, 2025. You should carefully review all of these factors. Moreover, our business may be materially adversely affected by factors that are not currently known to us, by factors that we currently consider immaterial or by factors that are not specific to us, such as general economic conditions. These forward-looking statements were based on information, plans, and estimates at the date of this report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes, except as may be required by law.

Overview

We are a home care services provider operating three segments: personal care, hospice, and home health. Our services are principally provided in-home under agreements with federal, state, and local government agencies, managed care organizations, commercial insurers, and private individuals. Our consumers are predominantly “dual eligible,” meaning they are eligible to receive both Medicare and Medicaid benefits. Managed care organizations accounted for 37.0% and 34.3% of our net service revenues during the three months ended September 30, 2025 and 2024, respectively, and 36.7% and 35.1% of our net service revenues during the nine months ended September 30, 2025 and 2024, respectively.

A summary of certain consolidated financial results is provided in the table below.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net service revenues by segment:	(Amounts in Thousands)		(Amounts in Thousands)
Personal care	$275,770	$215,433	$803,238	$636,253
Hospice	68,891	57,309	192,540	169,202
Home health	17,640	17,045	53,674	52,000
Total net service revenue	$362,301	$289,787	$1,049,452	$857,455

Net income	$22,848	$20,163	$66,128	$54,072

As of September 30, 2025, we provided our services in 23 states through 265 offices. We served approximately 96,000 and 80,000 discrete individuals, respectively, during the nine months ended September 30, 2025 and 2024. Our personal care segment also includes staffing services, with clients including assisted living facilities, nursing homes, and hospice facilities.

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

On August 1, 2025, the Company completed the Helping Hands Acquisition, for approximately $21.4 million, with funding through the Company’s revolving credit facility and available cash. With the purchase of Helping Hands, the Company expanded its services within its personal care segment and entered the hospice and home health markets in Pennsylvania and recognized goodwill in its personal care segment of $19.0 million.

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

Our revenue by payor and significant states by segment were as follows:

Personal Care Segment	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025		2024		2025		2024
		% of Segment		% of Segment		% of Segment		% of Segment
	Amount	Net Service	Amount	Net Service	Amount	Net Service	Amount	Net Service
	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues
State, local and other governmental programs	$139,383	50.5%	$116,702	54.2%	$410,781	51.1%	$337,458	53.0%
Managed care organizations	127,293	46.2	93,321	43.3	366,210	45.6	281,732	44.3
Private pay	7,064	2.5	3,599	1.7	21,331	2.7	11,194	1.8
Commercial insurance	1,860	0.7	1,415	0.7	4,356	0.5	4,368	0.7
Other	170	0.1	396	0.1	560	0.1	1,501	0.2
Total personal care segment net service revenues	$275,770	100.0%	$215,433	100.0%	$803,238	100.0%	$636,253	100.0%
Illinois	115,989	42.1%	111,916	51.9%	342,629	42.7%	330,265	51.9%
New Mexico	30,029	10.9	28,962	13.4	87,320	10.9	86,573	13.6
New York	(318)	—	21,406	9.9	(104)	—	68,239	10.7
Texas	53,449	19.4	—	—	155,773	19.4	—	—
All other states	76,621	27.6	53,149	24.8	217,620	27.0	151,176	23.8
Total personal care segment net service revenues	$275,770	100.0%	$215,433	100.0%	$803,238	100.0%	$636,253	100.0%

Hospice Segment	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025		2024		2025		2024
		% of Segment		% of Segment		% of Segment		% of Segment
	Amount	Net Service	Amount	Net Service	Amount	Net Service	Amount	Net Service
	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues
Medicare	$64,148	93.1%	$52,413	91.5%	$178,784	92.9%	$154,187	91.1%
Commercial insurance	2,140	3.1	2,892	5.0	6,518	3.4	8,870	5.2
Managed care organizations	2,216	3.2	1,821	3.2	6,245	3.2	5,518	3.3
Other	387	0.6	183	0.1	993	0.5	627	0.4
Total hospice segment net service revenues	$68,891	100.0%	$57,309	100.0%	$192,540	100.0%	$169,202	100.0%
Ohio	$26,913	39.1%	$21,531	37.6%	$73,304	38.1%	$62,400	36.9%
Illinois	15,532	22.5	13,289	23.2	44,516	23.1	38,544	22.8
New Mexico	8,769	12.7	6,951	12.1	24,865	12.9	21,361	12.6
All other states	17,677	25.7	15,538	27.1	49,855	25.9	46,897	27.7
Total hospice segment net service revenues	$68,891	100.0%	$57,309	100.0%	$192,540	100.0%	$169,202	100.0%

Home Health Segment	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025		2024		2025		2024
		% of Segment		% of Segment		% of Segment		% of Segment
	Amount	Net Service	Amount	Net Service	Amount	Net Service	Amount	Net Service
	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues
Medicare	$11,617	65.9%	$12,036	70.6%	$36,711	68.4%	$36,216	69.6%
Managed care organizations	4,492	25.5	4,215	24.7	12,564	23.4	13,291	25.6
State, local and other governmental programs (excluding Medicare)	993	5.6	(17)	—	2,878	5.3	—	—
Other	538	3.0	811	4.7	1,521	2.9	2,493	4.8
Total home health segment net service revenues	$17,640	100.0%	$17,045	100.0%	$53,674	100.0%	$52,000	100.0%
New Mexico	$8,644	49.0%	$8,090	47.4%	$25,937	48.3%	$24,166	46.5%
Tennessee	6,852	38.8	6,542	38.4	21,672	40.4	19,437	37.4
Illinois	1,759	10.0	2,413	14.2	5,680	10.6	8,397	16.1
All other states	385	2.2	—	—	385	0.7	—	—
Total home health segment net service revenues	$17,640	100.0%	$17,045	100.0%	$53,674	100.0%	$52,000	100.0%

The personal care segment derives a significant amount of its net service revenues in Illinois, which represented 32.0% and 38.6% of our net service revenues for the three months ended September 30, 2025 and 2024, respectively, and accounted for 32.6% and 38.5% of our net service revenues for the nine months ended September 30, 2025 and 2024, respectively.

A significant amount of our net service revenues are derived from one payor, the Illinois Department on Aging, the largest payor program for our Illinois personal care operations, which accounted for 18.1% and 21.4% of our net service revenues for the three months ended September 30, 2025 and 2024, respectively, and accounted for 18.4% and 21.1% of our net service revenues for the nine months ended September 30, 2025 and 2024, respectively.

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

The Illinois fiscal year 2026 budget includes an increase in hourly rates for in-home care services to $30.80, to take effect January 1, 2026, subject to federal approval. This rate sustains a minimum wage of $18.75 per hour for direct service workers.

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

Changes in Texas Reimbursement

The Texas fiscal year 2026 budget includes an increase in hourly rates to $17.13 for in-home care services effective September 1, 2025.

Impact of Changes in Medicare and Medicaid Reimbursement

Hospice

Hospice services provided to Medicare beneficiaries are paid under the Medicare Hospice Prospective Payment System, under which CMS sets a daily rate for each day a patient is enrolled in the hospice benefit. The daily rate depends on the level of care provided to a patient (routine home care, continuous home care, inpatient respite care, or general inpatient care). Daily rates are adjusted for factors such as area wage levels. CMS updates hospice payment rates each federal fiscal year. Effective October 1, 2025, CMS increased hospice payment rates by 2.6%. This reflects a 3.3% market basket increase and a negative 0.7 percentage point productivity adjustment. Hospices that do not satisfy quality reporting requirements are subject to a 4-percentage point reduction to the market basket update.

Overall payments made by Medicare to each hospice provider number are subject to an inpatient cap and an aggregate cap. The inpatient cap limits the number of days of inpatient care for which Medicare will pay to no more than 20% of total patient care days. Days in excess of the limitation are paid at the routine home care rate. The aggregate cap limits the total Medicare reimbursement that a hospice may receive in a cap year (typically the federal fiscal year) based on an annual per-beneficiary cap amount, which is set each federal fiscal year, and the number of Medicare patients served. The per-beneficiary cap amount was updated to $35,361.44 for federal fiscal year 2026. If a hospice’s Medicare payments exceed its inpatient or aggregate caps, it must repay Medicare the excess amount.

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

Changes resulting from legislation and administrative actions at the federal and state levels, may impact home care and other healthcare providers. Federal and state actions may impact funding for, or the structure of, the Medicaid program, including through changes to Medicaid waiver programs, and may shape provider reimbursement rates, eligibility and coverage policies, and other aspects of state Medicaid programs. For example, the budget reconciliation legislation enacted on July 4, 2025, commonly known as the “One Big Beautiful Bill Act” (“OBBBA”), includes policy changes that are expected to reduce federal healthcare spending, including through changes to the Medicaid program, if the law is implemented as enacted. The OBBBA requires changes to Medicaid financing mechanisms such as provider taxes and state-directed payment arrangements. These changes may prohibit states from establishing new provider taxes or increasing rates of existing provider taxes, and may limit the structure and applicability of such taxes, with greater restrictions in states that have expanded Medicaid. Some of these changes, which will be phased in over time, are intended to reduce the federal matching funds received by state Medicaid programs. In addition, the OBBBA limits Medicaid eligibility and increases administrative and financial obligations for states and enrollees, although most of these reforms are focused on adults in the Medicaid expansion population. Future Medicaid reform initiatives at the federal and state levels may further reduce Medicaid expenditures and involve additional administrative changes. Reduced funding for Medicaid or other changes to Medicaid programs, including Medicaid waiver programs, could put pressure on state budgets and result in reductions to Medicaid payments, scope of coverage and enrollment. Such reductions could, in turn, affect our reimbursements for services rendered. We expect the impact of the OBBBA on home care businesses, including our business, will be less significant than the impact on other healthcare businesses.

The federal deficit and other federal and state budgetary pressures affect government healthcare program expenditures, and we anticipate that these effects will continue. For example, the OBBBA is expected to decrease federal healthcare spending, particularly with respect to Medicaid, and is generally expected to increase pressures on state budgets, particularly in Medicaid expansion states. The impact on state budgets may result in state-level changes such as reductions to the scope of covered services or tax increases. In addition, the OBBBA increases the federal budget deficit in a manner that triggers a statutorily mandated sequestration under the Pay-As-You-Go Act of 2010. As a result, a Medicare spending reduction of up to 4% is required to take effect in early 2026, absent congressional action. These reductions would be in addition to the payment reductions required by the Budget Control Act of 2011 and subsequent legislation, which are currently set to continue through the first ten months of federal fiscal year 2032. It is possible that future deficit reduction legislation will impose additional spending reductions.

The federal government entered a partial shutdown effective October 1, 2025. Although Medicare and Medicaid reimbursement generally remains available through a shutdown and we are not currently experiencing delays in payment, we may be exposed to indirect effects related to government agencies operating at reduced capacity and lack of congressional action on significant issues.

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

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. The effective income tax rates were 24.7% and 26.1% for the three months ended September 30, 2025 and 2024, respectively. The effective income tax rates were 24.3% and 26.1% for the nine months ended September 30, 2025 and 2024, respectively, compared to our federal statutory rate of 21%. The difference between our federal statutory and effective income tax rates was principally due to the inclusion of state taxes, non-deductible compensation, excess tax expense or benefit and the use of federal employment tax credits.

Results of Operations — Consolidated

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

The following table sets forth our unaudited condensed consolidated results of operations.

	For the Three Months Ended September 30,
	2025		2024		Change
		% Of		% Of
		Net Service		Net Service
	Amount	Revenues	Amount	Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Net service revenues	$362,301	100.0%	$289,787	100.0%	$72,514	25.0%
Cost of service revenues	245,586	67.8	197,583	68.2	48,003	24.3
Gross profit	116,715	32.2	92,204	31.8	24,511	26.6
General and administrative expenses	79,370	21.9	62,805	21.7	16,565	26.4
Depreciation and amortization	4,408	1.2	3,446	1.2	962	27.9
Total operating expenses	83,778	23.1	66,251	22.9	17,527	26.5
Operating income	32,937	9.1	25,953	9.0	6,984	26.9
Interest income	(760)	(0.2)	(1,908)	(0.7)	1,148	(60.2)
Interest expense	3,343	0.9	573	0.2	2,770	483.4
Total interest expense, net	2,583	0.7	(1,335)	(0.5)	3,918	(293.5)
Income before income taxes	30,354	8.4	27,288	9.4	3,066	11.2
Income tax expense	7,506	2.1	7,125	2.5	381	5.3
Net income	$22,848	6.3%	$20,163	7.0%	$2,685	13.3%

Net service revenues increased by 25.0% to $362.3 million for the three months ended September 30, 2025 compared to $289.8 million for the three months ended September 30, 2024. Revenue increased by $60.3 million in our personal care segment, by $11.6 million in our hospice segment and by $0.6 million in our home health segment during the three months ended September 30, 2025, compared to the same period in 2024. The increase in our personal care segment was primarily due to the completion of the Gentiva Acquisition on December 2, 2024 and the Helping Hands Acquisition on August 1, 2025. The increase in our hospice segment revenue was due to organic growth.

Gross profit, expressed as a percentage of net service revenues, increased to 32.2% for the three months ended September 30, 2025, compared to 31.8% for the same period in 2024 due to growth in our higher margin hospice segment and the New York Asset Sale.

General and administrative expenses increased to $79.4 million for the three months ended September 30, 2025, as compared to $62.8 million for the three months ended September 30, 2024. The increase in general and administrative expenses was primarily due to a non-recurring $1.5 million recruitment expense as well as the Gentiva and Helping Hands Acquisitions that resulted in an increase in administrative employee wage, bonus, tax, and benefit costs of $10.3 million. General and administrative expenses, expressed as a percentage of net service revenues, marginally increased to 21.9% for the three months ended September 30, 2025, from 21.7% for the three months ended September 30, 2024.

Interest expense increased to $3.3 million for the three months ended September 30, 2025 from $0.6 million for the three months ended September 30, 2024. The increase in interest expense was primarily due to higher average outstanding borrowings held under our credit facility for the three months ended September 30, 2025,compared to the three months ended September 30, 2024.

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. The effective income tax rate was 24.7% and 26.1% for the three months ended September 30, 2025 and 2024, respectively. Our lower effective income tax rate for the three months ended September 30, 2025, was principally due to a higher excess tax benefit with a higher benefit from the use of federal employment tax credits. For the three months ended September 30, 2025 and 2024, the excess tax benefit and federal employment tax credits were 6.5% and 3.1%, respectively.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

The following table sets forth our unaudited condensed consolidated results of operations.

	For the Nine Months Ended September 30,
	2025		2024		Change
		% Of		% Of
		Net Service		Net Service
	Amount	Revenues	Amount	Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Net service revenues	$1,049,452	100.0%	$857,455	100.0%	$191,997	22.4%
Cost of service revenues	711,183	67.8	583,916	68.1	127,267	21.8
Gross profit	338,269	32.2	273,539	31.9	64,730	23.7
General and administrative expenses	229,667	21.9	187,444	21.9	42,223	22.5
Depreciation and amortization	12,264	1.2	10,316	1.2	1,948	18.9
Total operating expenses	241,931	23.1	197,760	23.1	44,171	22.3
Operating income	96,338	9.2	75,779	8.8	20,559	27.1
Interest income	(1,845)	(0.2)	(2,805)	(0.3)	960	(34.2)
Interest expense	10,886	1.0	5,445	0.6	5,441	99.9
Total interest expense, net	9,041	0.9	2,640	0.3	6,401	242.5
Income before income taxes	87,297	8.3	73,139	8.5	14,158	19.4
Income tax expense	21,169	2.0	19,067	2.2	2,102	11.0
Net income	$66,128	6.3%	$54,072	6.3%	$12,056	22.3%

Net service revenues increased by 22.4% to $1,049.5 million for the nine months ended September 30, 2025 compared to $857.5 million for the nine months ended September 30, 2024. Revenue increased by $167.0 million in our personal care segment, by $23.3 million in our hospice segment and by $1.7 million in our home health segment during the nine months ended September 30, 2025, compared to the same period in 2024. The increase in our personal care and home health segments was primarily due to the completion of the Gentiva Acquisition on December 2, 2024. The increase in our hospice segment revenue was due to organic growth.

Gross profit, expressed as a percentage of net service revenues, increased to 32.2% for the nine months ended September 30, 2025, compared to 31.9% for the same period in 2024 due to growth in our higher margin hospice segment and the New York Asset Sale.

General and administrative expenses increased to $229.7 million for the nine months ended September 30, 2025, compared to $187.4 million for the nine months ended September 30, 2024. The increase in general and administrative expenses was primarily due to a $1.5 million non-recurring recruitment expense as well as the Gentiva and Helping Hands Acquisitions that resulted in an increase in administrative employee wage, bonus, tax, and benefit costs of $29.8 million. General and administrative expenses, expressed as a percentage of net service revenues, was consistent at 21.9% for both the nine months ended September 30, 2025 and the nine months ended September 30, 2024.

Interest expense increased to $10.9 million for the nine months ended September 30, 2025 from $5.4 million for the nine months ended September 30, 2024. The increase in interest expense was primarily due to higher average outstanding borrowings held under our credit facility for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. The effective income tax rate was 24.3% and 26.1% for the nine months ended September 30, 2025 and 2024, respectively. Our lower effective income tax rate for the nine months ended September 30, 2025, was principally due to a higher excess tax benefit with a lower benefit from the use of federal employment tax credits. For the nine months ended September 30, 2025 and 2024, the excess tax benefit and federal employment tax credits were 5.4% and 3.1%, respectively.

Results of Operations – Segments

The following tables and related analysis summarize our operating results and business metrics by segment:

Personal Care Segment

	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2025		2024		Change		2025		2024		Change
		% of		% of				% of		% of
		Segment		Segment				Segment		Segment
		Net Service		Net Service				Net Service		Net Service
	Amount	Revenues	Amount	Revenues	Amount	%	Amount	Revenues	Amount	Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)						(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$275,770	100.0%	$215,433	100.0%	$60,337	28.0%	$803,238	100.0%	$636,253	100.0%	$166,985	26.2%
Cost of services revenues	200,108	72.6	156,273	72.5	43,835	28.1	580,452	72.3	461,564	72.5	118,888	25.8
Gross profit	75,662	27.4	59,160	27.5	16,502	27.9	222,786	27.7	174,689	27.5	48,097	27.5
General and administrative expenses	24,572	8.9	17,489	8.1	7,083	40.5	72,466	9.0	49,907	7.8	22,559	45.2
Segment operating income	$51,090	18.5%	$41,671	19.4%	$9,419	22.6%	$150,320	18.7%	$124,782	19.7%	$25,538	20.5%
Business Metrics (Actual Numbers, Except Billable Hours in Thousands)
Locations at period end							202		153
Average billable census * (1)	50,480		37,701		12,779	33.9%	50,708		37,803		12,905	34.1%
Billable hours * (2)	10,855		7,776		3,079	39.6	31,615		23,098		8,517	36.9
Average billable hours per census per month * (2)	72.0		68.7		3.3	4.8	70.2		67.8		2.4	3.5
Billable hours per business day * (2)	164,474		117,822		46,652	39.6	162,128		117,849		44,279	37.6
Revenues per billable hour * (2)	$25.40		$27.66		$(2.26)	(8.2)%	$25.40		$27.49		$(2.09)	(7.6)%
Same store growth revenue % * (3)	6.6%		6.8%		(0.2)	(2.9)	7.1%		8.4%		(1.3)	(15.5)

(1)

Average billable census is the number of unique clients receiving a billable service during the year and is the total census divided by months in operation during the period. Average billable census did not include New York operations for the three and nine months ended September 30, 2025, and included 1,133 and 1,285 for the three and nine months ended September 30, 2024, respectively (See Note 3 to the Notes to Unaudited Condensed Consolidated Financial Statements, Divesture).

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

The personal care segment derives a significant amount of its net service revenues from operations in Illinois, which represented 32.0% and 38.6% of our net service revenues for the three months ended September 30, 2025 and 2024, respectively, and accounted for 32.6% and 38.5% of our net service revenues for the nine months ended September 30, 2025 and 2024, respectively. One payor, the Illinois Department on Aging, accounted for 18.1% and 21.4% of net service revenues for the three months ended September 30, 2025 and 2024, respectively, and accounted for 18.4% and 21.1% of net service revenues for the nine months ended September 30, 2025 and 2024, respectively.

Net service revenues from state, local, and other governmental programs accounted for 50.5% and 54.2% of net service revenues for the three months ended September 30, 2025 and 2024, respectively. Managed care organizations accounted for 46.2% and 43.3% of net service revenues for the three months ended September 30, 2025 and 2024, respectively, with commercial insurance, private pay, and other payors accounting for the remainder of net service revenues. Net service revenues from state, local, and other governmental programs accounted for 51.1% and 53.0% of net service revenues for the nine months ended September 30, 2025 and 2024, respectively. Managed care organizations accounted for 45.6% and 44.3% of net service revenues for the nine months ended September 30, 2025 and 2024, respectively, with commercial insurance, private pay, and other payors accounting for the remainder of net service revenues.

Net service revenues increased by 28.0% for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Net service revenues included a 8.2% decrease in revenues per billable hour for the three months ended September 30, 2025, due to lower reimbursement rates attributable to the Gentiva and Helping Hands Acquisitions, as well as the New York Asset Sale, compared to the three months ended September 30, 2024.

Gross profit, expressed as a percentage of net service revenues, increased to 27.7% for the nine months ended September 30, 2025 from 27.5% for the nine months ended September 30, 2024. This increase was due to decreases in direct payroll and benefits expenses as a percentage of revenue for the nine months ended September 30, 2025 primarily related to the New York Asset Sale.

The personal care segment’s general and administrative expenses primarily consist of administrative employee wages, taxes, and benefit costs, rent, information technology, and office expenses. General and administrative expenses, expressed as a percentage of net service revenues, was 9.0% and 7.8% for the nine months ended September 30, 2025 and 2024, respectively.

Hospice Segment

	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2025		2024		Change		2025		2024		Change
		% of		% of				% of		% of
		Segment		Segment				Segment		Segment
		Net Service		Net Service				Net Service		Net Service
	Amount	Revenues	Amount	Revenues	Amount	%	Amount	Revenues	Amount	Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)						(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$68,891	100.0%	$57,309	100.0%	$11,582	20.2%	$192,540	100.0%	$169,202	100.0%	$23,338	13.8%
Cost of services revenues	34,865	50.6	30,469	53.2	4,396	14.4	99,549	51.7	89,166	52.7	10,383	11.6
Gross profit	34,026	49.4	26,840	46.8	7,186	26.8	92,991	48.3	80,036	47.3	12,955	16.2
General and administrative expenses	15,211	22.1	14,070	24.6	1,141	8.1	44,737	23.2	40,975	24.2	3,762	9.2
Segment operating income	$18,815	27.3%	$12,770	22.3%	$6,045	47.3%	$48,254	25.1%	$39,061	23.1%	$9,193	23.5%
Business Metrics (Actual Numbers)
Locations at period end							39		38
Admissions * (1)	3,326		3,105		221	7.1%	10,060		9,771		289	3.0%
Average daily census * (2)	3,889		3,534		355	10.0	3,720		3,457		263	7.6
Average discharge length of stay * (3)	89.6		96.3		(6.8)	(7.0)	92.6		92.8		(0.2)	(0.2)
Patient days * (4)	357,221		325,160		32,061	9.9	1,012,045		947,241		64,804	6.8
Revenue per patient day * (5)	$191.66		$176.25		$15.41	8.7	$190.21		$179.43		$10.78	6.0
Organic growth
- Revenue * (6)	19.0%		3.5%		15.5	442.9	13.0%		5.2%		7.8	150.0
- Average daily census * (6)	9.5%		2.1%		7.4	352.4%	7.1%		0.8%		6.3	787.5%

(1)	Represents referral process and new patients on service during the period.

(2)	Average daily census is total patient days divided by the number of days in the period.

(3)	Average length of stay is the average number of days a patient is on service, calculated upon discharge, and is total patient days divided by total discharges in the period.

(4)	Patient days is days of service for all patients in the period.

(5)	Revenue per patient day is hospice revenue divided by the number of patient days in the period.

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

Net service revenues from Medicare accounted for 93.1% and 91.5% for the three months ended September 30, 2025 and 2024, respectively, and 92.9% and 91.1% for the nine months ended September 30, 2025 and 2024, respectively. Net service revenues from managed care organizations accounted for 3.2% for both the three months ended September 30, 2025 and 2024, and 3.2% and 3.3% for the nine months ended September 30, 2025 and 2024, respectively.

Net service revenues increased by $11.6 million and $23.3 million for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024, primarily attributed to organic growth in average daily census.

Gross profit, expressed as a percentage of net service revenues, was 49.4% and 46.8% for the three months ended September 30, 2025 and 2024, respectively, and 48.3% and 47.3% for the nine months ended September 30, 2025 and 2024, respectively. For the three and nine months ended September 30, 2025, the increase was mainly attributed to organic growth.

The hospice segment’s general and administrative expenses primarily consist of administrative employee wage, tax, and benefit costs, rent, information technology, and office expenses. General and administrative expenses, expressed as a percentage of net service revenues, was 22.1% and 24.6% for the three months ended September 30, 2025 and 2024, respectively, and 23.2% and 24.2% for the nine months ended September 30, 2025 and 2024, respectively.

Home Health Segment

	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2025		2024		Change		2025		2024		Change
		% of		% of				% of		% of
		Segment		Segment				Segment		Segment
		Net Service		Net Service				Net Service		Net Service
	Amount	Revenues	Amount	Revenues	Amount	%	Amount	Revenues	Amount	Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)						(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$17,640	100.0%	$17,045	100.0%	$595	3.5%	$53,674	100.0%	$52,000	100.0%	$1,674	3.2%
Cost of services revenues	10,613	60.2	10,841	63.6	(228)	(2.1)	31,182	58.1	33,186	63.8	(2,004)	(6.0)
Gross profit	7,027	39.8	6,204	36.4	823	13.3	22,492	41.9	18,814	36.2	3,678	19.5
General and administrative expenses	4,480	25.4	4,338	25.5	142	3.3	12,549	23.4	13,447	25.9	(898)	(6.7)
Segment operating income	$2,547	14.4%	$1,866	10.9%	$681	36.5%	$9,943	18.5%	$5,367	10.3%	$4,576	85.3%
Business Metrics (Actual Numbers)
Locations at period end							24		23
New admissions * (1)	4,577		4,437		140	3.2%	13,853		14,257		(404)	(2.8)%
Recertifications * (2)	2,627		3,353		(726)	(21.7)	8,442		9,798		(1,356)	(13.8)
Total volume * (3)	7,204		7,790		(586.0)	(7.5)	22,295		24,055		(1,760.0)	(7.3)
Visits * (4)	90,639		104,730		(14,091)	(13.5)	279,924		322,713		(42,789)	(13.3)
Organic growth
- Revenue * (5)	(2.8)%		(1.7)%		(1.1)	64.7	(2.3)%		(5.4)%		3.1	(57.4)
- Admissions * (5)	(0.1)%		(5.7)%		5.6	(98.2)%	(3.9)%		(0.3)%		(3.6)	1200.0%

(1)	Represents new patients during the period.

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

The home health segment generates net service revenues by providing home health services on a short-term, intermittent or episodic basis to individuals, generally to treat an illness or injury. Net service revenues from Medicare accounted for 65.9% and 70.6%, managed care organizations accounted for 25.5% and 24.7%, and state, local, and other governmental programs accounted for 5.6% and 0.0% for the three months ended September 30, 2025 and 2024, respectively. Net service revenues from Medicare accounted for 68.4% and 69.6%, managed care organizations accounted for 23.4% and 25.6%, and state, local, and other governmental programs accounted for 5.3% and 0.0% for the nine months ended September 30, 2025 and 2024, respectively. Home health services provided to Medicare beneficiaries are paid under the Medicare Home Health Prospective Payment System, which uses national, standardized 30-day period payment rates for periods of care. CMS uses the PDGM as the case-mix classification model to place periods of care into payment categories, classifying patients based on clinical characteristics. An outlier adjustment may be paid for periods of care in which costs exceed a specific threshold amount.

Net service revenues remained constant for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, and increased by $1.7 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to the Gentiva Acquisition.

Gross profit, expressed as a percentage of net service revenues, was 39.8% and 36.4% for the three months ended September 30, 2025 and 2024, respectively, and 41.9% and 36.2% for the nine months ended September 30, 2025 and 2024, respectively. For the three and nine months ended September 30, 2025, the increase was mainly attributed to a decrease in direct care wages, taxes and benefit costs as a percentage of net service revenues, compared to the three and nine months ended September 30, 2024.

The home health segment’s general and administrative expenses primarily consist of administrative employee wage, tax and benefit costs, rent, information technology, and office expenses. General and administrative expenses, expressed as a percentage of net service revenues, was 25.4% and 25.5% for the three months ended September 30, 2025 and 2024, respectively, and 23.4% and 25.9% for the nine months ended September 30, 2025 and 2024, respectively.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand and cash from operations and borrowings under our credit facility. At September 30, 2025 and December 31, 2024, we had cash balances of $101.9 million and $98.9 million, respectively. At September 30, 2025, we had a $650.0 million revolving credit facility and a $150.0 million incremental loan facility, which may be for term loans or an increase to the revolving loan commitments. The maturity of this credit facility was extended to July 30, 2028.

During the nine months ended September 30, 2025, we used $3.4 million in cash to fund the Jacksonville Acquisition and the Great Lakes Acquisition, drew $11.3 million on the revolver portion of our credit facility to fund, in part, the purchase price paid in connection with the Helping Hands Acquisition, and repaid $80.0 million under our revolving credit facility. As of September 30, 2025, we had a total of $154.3 million in revolving loans, with an interest rate of 5.92% outstanding on our credit facility and after giving effect to the amount drawn on our credit facility, approximately $7.9 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA (as defined in the Credit Agreement), we had $650.0 million of capacity and $487.7 million available for borrowing under our credit facility. At December 31, 2024, we had a total of $223.0 million revolving credit loans, with an interest rate of 6.34%, outstanding on our credit facility.

Our credit facility requires us to maintain a total net leverage ratio not exceeding 3.75:1.00. At September 30, 2025, we were in compliance with our financial covenants under the Credit Agreement. Although we believe our liquidity position remains strong, we can provide no assurance that we will remain in compliance with the covenants in our Credit Agreement, and in the future, it may prove necessary to seek an amendment with the bank lending group under our credit facility. Additionally, there can be no assurance that we will be able to raise additional funds on terms acceptable to us, if at all.

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

During the three and nine months ended September 30, 2025, the Company did not receive additional state funding provided by the ARPA. Of the total state funding received by the Company pursuant to the ARPA through September 30, 2025, the Company utilized $2.2 million and $5.5 million during the three and nine months ended September 30, 2025, respectively, primarily for caregivers and adding support to recruiting and retention efforts, included as a reduction of cost of service revenues in the Company’s Unaudited Condensed Consolidated Statements of Income. As of September 30, 2025, the deferred portion of ARPA funding of $5.8 million is included within Government stimulus advances on the Company’s Unaudited Condensed Consolidated Balance Sheets.

The following table summarizes changes in our cash flows:

	For the Nine Months Ended September 30,
	2025	2024
	(Amounts in Thousands)
Net cash provided by operating activities	$92,744	$106,016
Net cash used in investing activities	(22,444)	(124)
Net cash (used in) provided by financing activities	(67,293)	52,169

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Cash flows from operating activities represent the inflow of cash from our payors and the outflow of cash for payroll and payroll taxes, operating expenses, interest, and taxes. Net cash provided by operating activities was $92.7 million for the nine months ended September 30, 2025, compared to net cash provided by operating activities of $106.0 million for the same period in 2024. The decrease in cash provided by operations was primarily due to the timing of receipts on accounts receivable and the timing of receipt and utilization of government stimulus funds. The changes in accounts receivable were primarily related to the growth in revenue and a decrease in days sales outstanding (“DSO”) during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The related receivables due from the Illinois Department on Aging represented 16.6% and 21.7% of the Company’s net accounts receivable at September 30, 2025 and September 30, 2024, respectively.

Net cash used in investing activities for the nine months ended September 30, 2025, primarily consisted of $24.2 million of net cash used for the Helping Hands Acquisition, the Jacksonville Acquisition and the Great Lakes Acquisition, $5.1 million of cash used for property and equipment purchases, primarily related to our ongoing investments in technology infrastructure fixed assets, offset by $3.8 million in proceeds received relating to the New York Asset Sale and $2.9 million in proceeds received relating to the Gentiva Acquisition. Net cash used in investing activities for the nine months ended September 30, 2024 primarily consisted of $0.4 million of net cash used for the Upstate acquisition and $4.4 million of cash used for property and equipment purchases, offset by $4.6 million in proceeds received relating to the New York Asset Sale.

Net cash used in financing activities for the nine months ended September 30, 2025, primarily consisted of an $80.0 million payment on our revolving credit facility, offset by borrowings of $11.3 million on the revolver portion of our credit facility to fund, in part, the Helping Hands Acquisition and cash received from the exercise of stock options of $1.5 million. Net cash provided by financing activities for the nine months ended September 30, 2024 primarily consisted of $126.4 million payment on our revolving credit facility, offset by $175.6 million in net proceeds received from the Public Offering, and also included cash received from the exercise of stock options of $3.0 million.

Outstanding Accounts Receivable

Gross accounts receivable as of September 30, 2025 and December 31, 2024 were approximately $136.9 million and $126.4 million, respectively. Outstanding accounts receivable, net of allowance for credit losses, increased by $11.2 million as of September 30, 2025 as compared to December 31, 2024. Accounts receivable for the Illinois Department on Aging decreased approximately $3.6 million during the nine months ended September 30, 2025. Our collection procedures include review of account aging and direct contact with our payors. We have historically not used collection agencies. An uncollectible amount is written off to the allowance account after reasonable collection efforts have been exhausted.

We calculate our DSO by taking the trade accounts receivable outstanding, net of allowance for credit losses for doubtful accounts, divided by the net service revenues for the last quarter, multiplied by the number of days in that quarter. Our DSOs were 35 days and 39 days at September 30, 2025 and December 31, 2024, respectively. The DSOs for our largest payor, the Illinois Department on Aging, were 33 days and 40 days at September 30, 2025 and December 31, 2024, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2025, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

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

Recently Issued Accounting Pronouncements

Refer to Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. As of September 30, 2025, we had outstanding borrowings of approximately $154.3 million on our credit facility, all of such borrowings were subject to variable interest rates. If the variable rates on this debt were 100 basis points higher than the rate applicable to the borrowing during the nine month period ended September 30, 2025, our net income would have decreased by $1.1 million, or $0.06 per diluted share. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.

ITEM 4.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

None.

Item 5.         Other Information

During the quarter ended September 30, 2025, each of the following directors and Section 16 officers terminated a Rule 10b5-1 Trading Arrangement (as defined in Item 408(a) of Regulation S-K) to sell common shares:

					Shares Vesting and Subject to	Other Shares Being Sold
Name	Title	Adoption Date	Expiration Date (1)	Termination Date	Sell-To-Cover (2)	(Subject to Certain Conditions)
W. Bradley Bickham	President and Chief Operating Officer	March 5, 2025	February 24, 2026	August 13, 2025	12,173	n/a

(1) Each plan would have expired on the date represented in the table or upon the earlier completion of all transactions contemplated by the arrangement.

(2) This column indicates the total number of shares vesting in connection with equity awards, not the number of shares to be sold. The actual number of shares to be sold would have been a smaller number based on whatever was required to satisfy payment of applicable withholding taxes under sell-to-cover arrangements.

During the quarter ended September 30, 2025, each of the following directors and Section 16 officers adopted a Rule 10b5-1 Trading Arrangement (as defined in Item 408(a) of Regulation S-K) to sell common shares:

				Shares Vesting and Subject to	Other Shares Being Sold
Name	Title	Adoption Date	Expiration Date (1)	Sell-To-Cover (2)	(Subject to Certain Conditions)
W. Bradley Bickham	President and Chief Operating Officer	August 13, 2025	March 10, 2026	26,760	n/a
W. Bradley Bickham	President and Chief Operating Officer	September 5, 2025	March 26, 2026	36,161	n/a

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

Item 6.         Exhibits

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Date Filing	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation of the Company dated as of October 27, 2009.	10-Q	001-34504	11/20/2009	3.1

3.2	Amended and Restated Bylaws of the Company, as amended by the First Amendment to the Amended and Restated Bylaws.	10-Q	001-34504	05/09/2013	3.2

4.1	Form of Common Stock Certificate.	S-1	333-160634	10/02/2009	4.1

10.1	Employment and Non-Competition Agreement, dated August 4, 2025, by and between Addus Healthcare, Inc. and Heather Dixon.	8-K	001-34504	08/07/2025	10.1

10.2	Amended and Restated Retention and Transition Agreement, dated August 4, 2025, by and between Addus Healthcare, Inc. and W. Bradley Bickham.	8-K	001-34504	08/07/2025	10.2

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADDUS HOMECARE CORPORATION

Date: November 4, 2025	By:	/s/ R. DIRK ALLISON

R. Dirk Allison Chairman and Chief Executive Officer (As Principal Executive Officer)

Date: November 4, 2025	By:	/s/ BRIAN POFF

Brian Poff Chief Financial Officer (As Principal Financial Officer)