Form 10-K
period 2025-12-31
Addus HomeCare Corp
filed 2026-02-24
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the last sale price on The Nasdaq Stock Market LLC on June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $2,065,724,000.

As of February 17, 2026, there were 18,518,271 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2025 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2024 fiscal year) are incorporated by reference into Part III of this Annual Report on Form 10-K.

Auditor Firm PCAOB Id:	238	Auditor Name:	PricewaterhouseCoopers LLP	Auditor Location:	Dallas, Texas

SPECIAL CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

When included in this Annual Report on Form 10-K, or in other documents that we file with the Securities and Exchange Commission (“SEC”) or in statements made by or on behalf of the Company, words like “believes,” “belief,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “would,” “should,” and similar expressions are intended to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to:

•

the impact of macroeconomic conditions, including inflation and interest rates, legislative and political developments, including federal government shutdowns, any lapse in appropriations and any hold on or cancellation of congressionally authorized spending or interruptions in the distribution of government funds, trade policies and tensions, including changes in, or the imposition of, tariffs and/or trade barriers and the economic impacts, volatility and uncertainty resulting therefrom, and the potential adverse effects of current conditions;

•	business disruptions due to inclement weather, natural disasters, acts of terrorism, military conflicts, pandemics, civil insurrection or social unrest;

•	changes in operational and reimbursement processes and payment structures at the state or federal levels;

•	changes in Medicaid, Medicare, other government program and managed care organizations’ policies and payment rates, and the timeliness of reimbursements received under government programs;

•	the implementation of new, and possible changes to existing federal and state laws or regulations, or our failure to comply with such laws or regulations or comply on a timely basis;

•	the impact of decisions of the U.S. Supreme Court regarding the actions of federal agencies;

•	changes in the executive branch of the federal government;

•	changes in the structure and administration of, and funding for, federal and state agencies and programs;

•	competition in the healthcare industry;

•	the geographical concentration of our operations;

•	changes in the case mix of consumers and payment methodologies;

•	operational changes resulting from the assumption by managed care organizations of responsibility for managing and paying for our services to consumers;

•	the nature and success of future financial and/or delivery system reforms;

•	changes in estimates and judgments associated with critical accounting policies;

•	our ability to maintain or establish new referral sources;

•	our ability to renew significant agreements or groups of agreements;

•	our ability to attract and retain qualified personnel;

•	federal, state and city minimum wage pressure, including any failure of any governmental entity to enact a minimum wage offset and/or the timing of any such enactment;

•

changes in payments and covered services due to the overall economic conditions and deficit or spending reduction measures by federal and state governments, and our expectations regarding these changes;

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

•	the size and growth of the markets for our services, including our expectations regarding the markets for our services;

•	eligibility standards and limits on services imposed through legislation or by governmental agencies or other third-party payors;

•	the potential for litigation, audits and investigations;

•	discretionary determinations by government officials;

•	our ability to successfully implement our business model to grow our business;

•	our ability to continue identifying, pursuing, consummating and integrating acquisition opportunities and expanding into new geographic markets;

•	the impact of acquisitions and dispositions on our business, including the potential inability to realize the benefits of potential acquisitions;

•	the effectiveness, quality and cost of our services;

•	our ability to successfully execute our growth strategy;

•	changes in tax rates; and

•	various other matters, many of which are beyond our control.

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

Summary Risk Factors

You should carefully read and consider the risk factors set forth under the Item 1A, “Risk Factors,” as well as all other information contained in this Annual Report on Form 10-K. Additional risks and uncertainties are not presently known to us or that we currently deem immaterial may also affect us. If any of these risks occur, our business, financial position, results of operations, cash flows or prospects could be materially and adversely affected. Our business is subject to the following principal risks and uncertainties:

•	Our growth strategy depends on our ability to manage growing and effectively integrating operations and we may not be successful in managing this growth.

•	Completed or future acquisitions, or growth initiatives, may be unsuccessful and could expose us to unforeseen liabilities.

•	We may be unable to pursue acquisitions or expand into new geographic regions without obtaining additional capital or consent from our lenders.

•	Our financial results have been, and may continue to be, adversely impacted by negative macroeconomic conditions.

•	Timing differences in reimbursement may cause liquidity problems.

•	We have been and may become the subject of surveys, audits and investigations by governmental agencies and private payors, which could have adverse findings that may negatively impact our business.

•	Our revenues are concentrated in a small number of states, which makes us particularly sensitive to regulatory and economic changes in those states.

•	Future efforts to reduce the costs of the Illinois Department on Aging programs could adversely affect our service revenues and profitability.

•	Failure to renew a significant payor agreement or group of related payor agreements may materially impact our revenue.

•	Negative publicity or changes in public perception of our services may decrease consumer volumes and adversely affect our ability to receive referrals, obtain new agreements and renew existing agreements, any of which could adversely affect our business.

•	Our business may be harmed by labor relations matters.

•	If we were required to write down all or part of our goodwill and/or our intangible assets, our net earnings and net worth could be materially adversely affected.

•	If we fail to maintain an effective system of internal control over financial reporting, such failure could adversely impact our business and stock price.

•	Any increase in the volume of self-pay patients or deterioration in the collectability of patient responsibility accounts could adversely affect our financial condition or results of operations.

•	Our hospice operations are subject to annual Medicare caps. If we exceed the caps, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected.

•	Reductions in reimbursement and other changes to Medicare, Medicaid, and other federal, state and local medical and social programs could adversely affect our consumer caseload, units of service, revenues, gross profit and profitability.

•	Federal and state regulation may impair our ability to consummate acquisitions or open new agencies.

•	The implementation of alternative payment models and any increases in enrollment in Medicare Advantage or Medicaid managed care plans may limit our market share and could adversely affect our revenues.

•	Our industry is highly competitive, fragmented and market-specific.

•	If we fail to comply with the extensive laws and regulations governing our business, we could be subject to penalties or be required to make changes to our operations, which could negatively impact our business and profitability.

•	We are subject to federal, state and local laws and regulations that govern our employment practices, including minimum wage, living wage, and paid time-off requirements. Failure to comply with these laws and regulations, or changes to these laws and regulations that increase our employment-related expenses, could adversely impact our operations.

•	Our business may be adversely impacted by changes and uncertainty in the healthcare industry, including healthcare public policy developments and other changes to laws and regulations.

•	The industry trend toward value-based payment models may negatively impact our revenues.

•	Our operations subject us to risk of litigation.

•	Our insurance liability coverage may not be sufficient for our business needs.

•	Our business depends on the proper functioning, availability, and security of our information systems. Our operations may be disrupted if we are unable to effectively integrate, manage and maintain the security of our information systems.

•	A cyber-attack or security breach could cause a loss of confidential consumer data, give rise to remediation and other expenses, expose us to liability under privacy laws, consumer protection laws, common law and other legal theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, result in interruptions or delays to services, adversely impact our financial results, and otherwise be disruptive to our business.

•	We may not be able to attract and retain qualified personnel or we may incur increased costs in doing so.

•	The departure of any member of our executive team may materially adversely affect our operations, and any replacement for a departed member of our executive team may be unable to execute our strategies at the same level.

•	Restrictive covenants in the agreements governing our indebtedness may adversely affect us.

•	Factors beyond our control, including inclement weather, natural disasters, acts of terrorism, pandemics, riots, civil insurrection or social unrest, looting, protests, strikes and street demonstrations, may impact our ability to provide services.

•	The emergence and effects related to a potential future pandemic, epidemic, or outbreak of infectious disease could adversely impact our business and future results of operations and financial condition, and we may be more vulnerable to the effects of a public health crisis than other businesses due to the nature of our business and consumers.

Unless otherwise provided, “Addus,” “we,” “us,” “our,” and the “Company” refer to Addus HomeCare Corporation and our consolidated subsidiaries and “Holdings” refers to Addus HomeCare Corporation. When we refer to 2025, 2024 and 2023, we mean the twelve-month period then ended December 31, unless otherwise provided.

A copy of this Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC, including all exhibits, is available on our internet website at http://www.addus.com on the “Investors” page link. Information contained on, or accessible through, our website is not a part of, and is not incorporated by reference into, this Annual Report on Form 10-K.

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

As of December 31, 2025, we provided services in 23 states through approximately 262 offices. For the year ended December 31, 2025, we served approximately 107,000 discrete consumers.

We continue to drive organic growth while also growing through acquisitions, focusing on growth in the states in which we have a presence while adding clinical care services to our offerings. As of December 31, 2025, we provide all three levels of care, personal care, home health and hospice services, in Ohio, Tennessee, Illinois and New Mexico and strategically continue to pursue other markets.

A summary of our financial results is provided in the table below.

	For the Years Ended December 31,
	2025	2024
	(Amounts in Thousands)
Personal care	$1,089,215	$856,581
Hospice	262,542	228,191
Home health	70,773	69,827
Total net service revenue by segment	$1,422,530	$1,154,599

Net income	$95,910	$73,598
Total assets	$1,437,308	$1,412,634

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

As discussed in more detail below, our consumers are predominantly “dual eligibles,” meaning they are eligible for both Medicare and Medicaid. We believe that our personal care program and our technology make us well-suited to partner with managed care organizations to address the needs of the dual-eligible population, and we believe that our ability to identify changes in our consumers’ health and condition before acute intervention is required will lower the overall cost of care. We believe this approach to care delivery and the integration of our services into the broader healthcare continuum are particularly attractive to managed care organizations and others who are ultimately responsible for the healthcare needs of our consumers and over time will increase our business with these organizations.

Our Growth Strategy

The growth of our revenues is closely correlated with the number of consumers to whom we provide our services. Our continued growth depends on our ability to provide consistent high-quality care, maintain our existing payor relationships, establish relationships with new payors, increase our referral sources and attract and retain caregivers. Our continued growth is also dependent upon the authorization by state agencies of new consumers to receive our services. We believe there are several market opportunities for growth as the population ages. Individuals generally prefer to receive care in their homes, and we believe the COVID-19 pandemic heightened this preference due to health concerns that may be associated with institutional settings for long-term care, along with concerns about the imposition of visitor restrictions that may be imposed during a public health crisis. Finally, we believe the provision of home-based services is more cost-effective than the provision of similar services in institutional settings for long-term care. We plan to continue our revenue growth and enhance our competitive positioning by executing on the following growth strategies:

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

Market to Managed Care Organizations

As a large-scale provider of home-based care, we market to and partner with managed care organizations, taking advantage of an industry shift from traditional fee-for-service Medicare and Medicaid toward managed care models that aim to better coordinate care and typically have narrower provider networks. We believe we are attractive to managed care organizations due to our coordinated care model and integration of services into the broader healthcare industry, our status as a larger, more experienced partner than our competition and our ability to provide sophisticated technology, electronic visit records and an outcomes-driven approach to service. In particular, our expansion from primarily personal care services into hospice and home health has increased our value to our managed care partners by diversifying our home-based care offerings.

Grow Through Acquisitions

In addition to our organic growth, we have been growing through acquisitions that have expanded our presence in current markets or facilitated our entry into new markets. We completed four acquisitions in 2025: Gold Horses, LLC, a Texas limited liability company (the “Gold Horses Acquisition”) on October 1, 2025; Helping Hands Home Care Service, Inc., a Pennsylvania corporation (the “Helping Hands Acquisition”) on August 1, 2025; Great Lakes Home Care Unlimited, LLC (the “Great Lakes Acquisition”) on March 1, 2025; and our Jacksonville affiliate (the “Jacksonville Acquisition”) on January 1, 2025. Acquisitions completed in 2025 accounted for $11.8 million in net service revenues for the year ended December 31, 2025. We completed two acquisitions in 2024: the personal care business of Curo Health Services, LLC, a Delaware limited liability company that does business as Gentiva, consisting of certain equity interests and assets and liabilities, on December 2, 2024 (collectively, the “Gentiva Acquisition”), and Upstate Home Care Solutions (the “Upstate Acquisition”) on March 9, 2024. Acquisitions completed in 2024 accounted for $22.6 million in net service revenues for the year ended December 31, 2024.

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

Our strategies are designed to help our service lines remain competitive. Factors that impact our competitive position include the quality of care and services we provide, our ability to attract and retain caregivers and other personnel, our relationships with potential referral sources and our ability to retain and renew our contracts with payors and enter into new contracts on favorable terms. Increased consolidation among payors has increased payor bargaining power. Laws and regulations may also impact our contract terms or ability to contract with third-party payors, such as state laws that permit payors to guide patients to particular providers and eliminate restrictions on placing providers into preferred tiers. Trends toward clinical and pricing transparency may also impact our competitive position, ability to obtain and maintain favorable contract terms and consumer volumes. The current federal administration has signaled its commitment to advancing price transparency initiatives, including through an executive order issued in February 2025 addressing implementation and enforcement of price transparency rules.  A number of states have adopted their own healthcare price transparency requirements. The Centers for Medicare & Medicaid Services (“CMS”) websites make available to the public data submitted by home health agencies, hospices and other Medicare-certified providers in connection with Medicare reimbursement claims, including performance data on quality measures and patient satisfaction. In addition, federal and state regulations, including state certificate of need (“CON”) laws, which limit the expansion of healthcare facilities or services, may affect the competitive landscape. Changes in licensure or other laws and regulations and recognition of new provider types or payment models could also impact our competitive position.

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

Medicare

Medicare is a federal program that provides medical insurance benefits to persons aged 65 or older, some disabled persons, persons with end-stage renal disease and persons with amyotrophic lateral sclerosis. Each of our hospice and home care agencies must comply with the extensive conditions of participation in the Medicare program in order to continue receiving Medicare reimbursement.

In addition to the reimbursement adjustments and policies discussed below, the Budget Control Act of 2011 requires automatic spending reductions to reduce the federal deficit, resulting in a uniform percentage reduction across all Medicare programs of 2%. These cuts continue through the first eleven months of federal fiscal year 2032.

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

Medicaid

Medicaid is a state-administered program that provides certain social and medical services to qualifying low-income individuals and is jointly funded by the federal government and individual states. The federal government pays a percentage match for state Medicaid expenditures that varies by state and other factors, with no pre-set limit on federal spending. Reimbursement rates and methods vary by state and service type, but are typically based on an hourly or unit-of-service rate. Rates are subject to adjustment based on statutory and regulatory changes, administrative rulings, government funding limitations and interpretations of policy by individual state agencies. Within guidelines established by federal statutes and regulations, and subject to federal oversight, each state establishes its own eligibility standards, determines the type, amount, duration and scope of services, sets the rate of payment for services and administers its own program. Most states currently provide coverage for hospice services and HCBS for seniors and people with disabilities, although federal regulations do not require states to cover these services. In contrast, federal Medicaid rules generally require states to cover certain home health services (part-time or intermittent nursing services, home health aide services, and medical supplies, equipment and appliances), although other home health services, such as occupational therapy, physical therapy, and speech therapy are optional. States must cover more extensive home health services for some children and young adults with complicated medical conditions. Services offered through a Medicaid state plan must be offered to all eligible individuals, but services provided under waivers may be restricted to specific groups. In addition, states may limit the number of people receiving waiver services.

Payment models vary by state. Home health services are often reimbursed by state Medicaid programs on a fee-for-service basis. For hospice services, the state pays an amount for each day that a beneficiary is under the care of a hospice provider based on the type and intensity of services furnished. Many states have transitioned the administration of their Medicaid hospice and home health programs to managed care organizations in order to effectively manage costs by making spending more predictable for states. Personal care services and other HCBS are largely reimbursed on a fee-for-service basis. In states that deliver HCBS through managed care, reimbursement can be set as a percentage of the Medicaid fee-for-service rates or otherwise tied to state fee-for-service schedules. Some states use supplemental payment arrangements to make additional payments to providers that are separate from base payments and not specifically tied to an individual’s care. For example, some supplemental payments are intended to address the difference between Medicaid fee-for-service payments and Medicare reimbursement rates, or payments under other state-specific programs. These supplemental reimbursement arrangements are generally authorized by CMS for a specified period of time and require CMS’ approval to be extended.

The budget reconciliation legislation enacted on July 4, 2025, commonly known as the “One Big Beautiful Bill Act” (“OBBBA”), is expected to decrease federal Medicaid spending, including as a result of changes to Medicaid eligibility policies and changes to Medicaid financing mechanisms, such as limitations on provider tax arrangements. The federal government and many states are using or considering various strategies to reduce Medicaid expenditures, and most states have adopted broad taxes on healthcare providers to fund the non-federal share of Medicaid programs. For states to be able to draw down federal Medicaid matching funds based on the revenues from provider taxes, the taxes must satisfy federal requirements including that the taxes be broad-based, uniform, and not hold taxpayers “harmless,” subject to limited exceptions. The OBBBA includes restrictions on provider tax arrangements intended to reduce the federal matching funds received by state Medicaid programs. The OBBBA effectively prohibits states from establishing new provider taxes or increasing rates of existing provider taxes, with greater restrictions in states that have expanded Medicaid, including states with waiver-based expansions. In addition, the OBBBA limits the structure and applicability of provider taxes, such that some taxes on managed care organizations and providers permitted prior to the enactment of the OBBBA are no longer permissible, subject to transition periods. The law also impacts state directed payment (“SDP”) arrangements, as further discussed below.

Many states are facing increasing or evolving budgetary pressures, including as a result of the OBBBA and other recent federal actions. Because most states must operate with balanced budgets and because the Medicaid program is often a state’s largest budget expenditure, many states have adopted, or are considering, various strategies to reduce their Medicaid expenditures. State strategies to control Medicaid expenditures may include legislation designed to reduce coverage, change patient eligibility requirements and/or enroll Medicaid recipients in managed care programs. Some states use, or have applied to use, waivers granted by CMS to impose non-standard eligibility or enrollment restrictions, implement Medicaid expansion under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), or otherwise implement programs that vary from federal standards. For example, most states provide Medicaid HCBS through waivers that offer benefits targeted to people in specific populations, such as adults over age 65 who have physical disabilities, and waiver coverage of different home care services varies by the target population served.

In recent years, aspects of existing or proposed Medicaid programs have been subject to legal challenge, resulting in uncertainty. Federal legislation and administrative policies that shape administration of the Medicaid programs at the state level are also subject to change. CMS administrators may in the future make various changes impacting eligibility or enrollment conditions and other aspects of waiver programs. Reductions in federal Medicaid funds and increases to state administrative burdens could have a significant impact on Medicaid programs, such as limitations on eligibility or coverage, particularly if states are unable to offset federal funding reductions.

Medicare and Medicaid Managed Care

Managed Medicare, also known as Medicare Part C or Medicare Advantage, and managed Medicaid programs remain common strategies as the federal and state governments seek to control healthcare costs. Under the Medicare Advantage program, the federal government contracts with private health plans to provide members with Medicare benefits. In addition to covering Medicare Part A and Part B benefits, the plans may choose to offer supplemental benefits, including in-home support services, and impose higher premiums and cost-sharing obligations.

Managed Medicaid programs enable states to contract with private entities to handle program responsibilities like patient enrollment, care management and claims adjudication. The states usually retain program responsibilities for financing, eligibility criteria and core benefit plan design. Managed care is the predominant delivery system for Medicaid enrollees, with the majority of beneficiaries enrolled in managed care organizations. For example, over three-quarters of Medicaid beneficiaries in Illinois are a part of the HealthChoice Illinois statewide managed care program, which is serviced by various managed care organizations and includes senior citizens, adults with disabilities who are not eligible for Medicare, and dual eligibles receiving certain long-term services and supports. States are increasingly using SDP arrangements to direct certain Medicaid managed care plan expenditures, and states have converted supplemental payment programs to SDP arrangements, diverting previously available funding. SDP arrangements are subject to approval by CMS and allow states to implement delivery system and provider payment initiatives by requiring Medicaid managed care organizations to pay providers according to specific rates or methods. For example, SDP arrangements may require managed care plans to implement value-based purchasing models or performance improvement initiatives or may direct managed care plans to adopt specific payment parameters, such as minimum or maximum fee schedules for specific types of providers. SDP arrangements can be limited to a specific subset of providers, and providers that do not satisfy applicable criteria may be ineligible for payments. The use and nature of SDP arrangements are subject to policy changes. For example, the OBBBA directs HHS to revise regulations governing SDP arrangements by tying caps on total payment rates paid by Medicaid managed care organizations for hospital and other specified services to Medicare payment rates instead of average commercial rates. CMS issued a final rule in May 2024 that revised SDP arrangement requirements, including changes intended to help states use the arrangements to implement value-based payment arrangements and include non-network providers in SDP arrangements. Further, the rule requires states to ensure each provider receiving an SDP attest by January 1, 2028, that they do not participate in any arrangement that holds taxpayers harmless for the cost of a tax. The various elements of the rule take effect between issuance and early 2028.

Dual Eligibles

“Dual eligibles” are individuals who are eligible for both Medicare and Medicaid by virtue of their age or disability and low income. Most dual-eligible individuals have full Medicaid benefits, covered either through Medicaid fee-for-service or Medicaid managed care, but some are partial-benefit dual eligibles who are not eligible for full Medicaid benefits but receive assistance with Medicare premiums and, in some cases, cost-sharing. Most dual eligibles have Medicare benefits separately covered under traditional Medicare or Medicare Advantage, but there are some single coverage arrangements that provide both Medicare and Medicaid benefits under one program. Medicare is generally the primary payor for services covered by the Medicare program, while Medicaid covers services not included in the Medicare benefit. The Medicare-Medicaid Coordination Office (“MMCO”) was established within CMS to enhance access to services for dual-eligible individuals by improving coordination between the federal government and states. The MMCO works with state Medicaid agencies, other federal and state agencies and other stakeholders to more effectively integrate benefits between Medicare and Medicaid and to  improve care coordination, quality and cost-effectiveness. The MMCO and the CMS Innovation Center collaborate  to support care coordination models for dually eligible individuals, including by implementing demonstration projects affecting reimbursement for services provided to dual eligibles. Some members of Congress and the federal administration have raised potential changes such as requiring integrated Medicare and Medicaid coverage for dual eligibles in a single plan or program.

Illinois Department on Aging

A significant amount of our net service revenues from our personal care segment are derived from one specific payor client, the Illinois Department on Aging, which accounted for 18.1% and 21.0% of our net service revenues for 2025 and 2024, respectively. The Illinois Department on Aging coordinates programs and community-based services intended to improve quality of life and preserve the independence of older individuals. The Illinois Department on Aging is funded by Medicaid, Illinois’ Commitment to Human Services Fund and general revenue funds of the state of Illinois and historically has received funding available under the federal Older Americans Act (“OAA”), although OAA funding expired in 2025. The Illinois Department on Aging’s Community Care Program (“CCP”) provides adult day services, emergency home response, automated medication dispenser services, and in-home services, which include personal care services, to individuals who are age 60 and over and meet other eligibility requirements. Some of these services are provided through a Medicaid waiver granted by CMS.

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

Veterans Health Administration

The Veterans Health Administration operates the nation’s largest integrated healthcare system, with more than 1,300 healthcare facilities, and provides healthcare benefits, including personal care, hospice and home health services, to eligible military veterans. The Veterans Health Administration provides funding to regional and local offices and facilities that support the in-home care needs of eligible aged and disabled veterans. Services are funded by local Veterans Medical Centers and the aid and attendance pension, which reimburses veterans for their otherwise unreimbursed health and long-term care expenses. We currently have relationships and agreements with the Veterans Health Administration to provide personal care services in several states, principally in Texas, New Mexico, Illinois and California.

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

Commercial Insurance

Health insurance coverage offered by private-sector insurance companies is the most common form of health coverage in the United States. Most private plans have a managed care approach, involving a limited network of providers and attempting to control costs and utilization with strategies such as financial incentives and utilization management. Most private health insurance plans cover the same types of services as Medicare, meaning long-term care coverage under these plans is typically limited to skilled, short-term, medically necessary care.

Long-term care insurance, which is separate from health insurance, is intended to cover costs of care associated with a chronic condition or disability that requires extended or long-term care. Long-term care insurance policies may cover services provided in a variety of settings, and most policies include benefits for in-home services. Policies are generally subject to dollar limitations on the amount of daily, weekly or monthly coverage provided, and many policies have limits on the duration of coverage.

Private Pay

Our private pay services are provided on an hourly or type of services basis. Our rates are established to achieve a pre-determined gross margin, and are competitive with those of other local providers. We bill our private pay consumers for services rendered weekly, bi-monthly or monthly. Other private payors include some workers’ compensation programs/insurance and employers.

Value-Based Care Arrangements

There is a trend toward value-based purchasing of healthcare services across the industry among both governmental and commercial payors. Generally, value-based care aims to hold providers accountable for delivering efficient, effective care by tying provider reimbursement to patient outcomes or related measures. Value-based care arrangements vary in the method for determining payments and the level of risk assumed, among other factors. For example, Medicare reimbursement may be adjusted based on quality and efficiency measures and/or compliance with quality reporting requirements. In addition, CMS websites make available to the public data submitted by home health agencies, hospices, and other Medicare-certified providers in connection with Medicare reimbursement claims, including performance data on quality measures and patient satisfaction. CMS uses quality information to administer other value-based care models, such as the HHVBP Model, under which home health agencies receive increases or reductions to their Medicare fee-for-service payments based on their performance against specific quality measures, relative to the performance of other home health agencies.

An accountable care organization (“ACO”), an example of a value-based care model, is a group of providers and suppliers that work together to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services. ACOs are intended to produce savings through improved quality and operational efficiency. Medicare-approved ACOs that achieve quality performance standards established by HHS are eligible to share in a portion of the amounts saved by the Medicare program. Under some payment tracks, ACOs may be required to pay shared losses if quality-adjusted Medicare expenditures exceed an established benchmark.

The CMS Innovation Center is responsible for establishing demonstration projects and other initiatives in order to identify, develop, test and encourage the adoption of new methods of delivering and paying for health care that create savings under the Medicare and Medicaid programs, while improving quality of care. In recent years, the CMS Innovation Center has implemented several bundled payment models, which are intended to lead to high quality, more coordinated care at a lower cost. Providers participating in bundled payment initiatives receive one payment for services provided to patients for certain medical conditions or episodes of care, accepting accountability for costs and quality of care. The CMS Innovation Center released a new strategic direction in 2025, which continues to support the transition from Medicare fee-for-service models to value-based payment and care delivery models. The new strategy is based on three pillars: promoting disease prevention, empowering individuals through information and processes, and driving choice and competition in health care markets. The CMS Innovation Center indicated it will update existing value-based models and release new models consistent with these pillars. Model reviews and new model designs may require that all alternative payment models involve downside risk and that a growing proportion of Medicare and Medicaid beneficiaries are in global downside risk arrangements, among other requirements. The CMS Innovation Center also indicated that it plans to test improvements in Medicare Advantage and Medicaid. Several state Medicaid programs and private third-party payors are also increasingly employing alternative payment models, which may increasingly shift financial risk to providers or increase payments for quality improvement. We expect value-based purchasing programs, including models that condition reimbursement on patient outcome measures, to become more common with both governmental and non-governmental payors.

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

Human Capital Management

The following is a breakdown of our part- and full-time employees, including the employees in our corporate support center, as of December 31, 2025:

	Full-time	Part-time	Total
Caregivers and agency staff	5,290	44,658	49,948
Corporate support centers	692	19	711
	5,982	44,677	50,659

At Addus, our people are crucial to our mission. Our Addus CARES commitment to human capital excellence inspires a culture that attracts, retains, and engages our employees to serve our important mission, and it is fundamental to our corporate philosophy.

Workforce Composition:

Our workforce is a dynamic and diverse assembly of talent. At the core of our operations is a dedicated team of 5,290 full-time caregivers, clinical staff, and administrative employees. Complementing their efforts are 44,658 part-time caregivers and administrative employees. We offer flexibility in the form of adaptable work options, which may not be as readily available in other industries. In our most recent annual employee engagement survey, our workforce scored work-life balance at an 80% satisfaction rating.

We have over 700 administrative and professional employees at our two corporate support centers.

Approximately 17,468 or 34.5% of our total employees are represented by labor unions. We maintain strong working relationships with these labor unions. We have numerous collective bargaining agreements with local affiliates of the Service Employees International Union (“SEIU”), which are renegotiated from time to time.

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

Government Regulation

Overview

Our business is subject to extensive federal, state and local regulation. New laws and regulations, or changes to or new interpretations of existing laws and regulations, may have a material impact on the scope of services offered (including the definition of permissible activities), the relative cost of doing business, and the methods and amounts of payment for care by both governmental and other payors. In addition, differences among state laws may impede our ability to expand into certain markets. If we fail to comply with applicable laws and regulations, we could suffer administrative civil or criminal penalties, including substantial fines, the loss of our licenses to operate and the loss of our ability to participate in federal or state programs. In addition, the healthcare industry has experienced, and is expected to continue to experience, extensive and dynamic change. It is difficult to predict the effect of these changes on budgetary allocations and demand for our services.

Medicare and Medicaid Participation

To participate in and qualify for reimbursement under Medicare, our home health agencies and hospices must enroll and comply with extensive conditions of participation. Likewise, to participate in and qualify for reimbursement under Medicaid programs, our personal care services, hospices and home health agencies are subject to various federal and state requirements. If we were to violate the applicable federal and state regulations governing Medicare or Medicaid participation, we could be subject to substantial administrative, civil and criminal penalties, including exclusion from participation in federal and state healthcare programs.

Developments in Healthcare Policy

The healthcare industry is subject to changing political, regulatory, economic and other influences at the federal and state level, along with scientific and technological initiatives and innovations that may affect our business. The outcome of the 2024 federal elections has increased regulatory uncertainty and the potential for significant policy changes. Actions by the executive branch have resulted in holds on or cancellations of congressionally authorized spending as well as interruptions in the distribution of government funds. In addition, the executive branch has significant influence over healthcare policy changes through government agency regulation. Federal agencies oversee, regulate and otherwise affect many aspects of our business, including through Medicare and Medicaid policies, policies affecting the size of the uninsured population and interpretation and enforcement of fraud and abuse laws. In March 2025, HHS announced a significant agency restructuring intended to reduce the HHS workforce and consolidate divisions of the agency, including by integrating some functions of the Administration for Community Living, which administers programs that support older adults, into other HHS agencies. HHS also announced a change in its policy on public participation in rulemaking that may negatively affect the ability of industry participants to receive advance notice of and offer feedback on some policy changes. Regulatory uncertainty has also increased as a result of recent U.S. Supreme Court decisions that increase judicial scrutiny of agency authority, shift greater responsibility for statutory interpretation to courts and expand the timeline in which a plaintiff can sue regulators. These decisions may increase legal challenges to healthcare regulations and agency guidance and decisions, and may result in inconsistent judicial interpretations and delays in and other impacts to the agency rulemaking and legislative processes.

In recent years, the U.S. Congress and certain state legislatures have introduced and passed a large number of proposals and legislation affecting the healthcare system, including laws intended to reduce healthcare costs and government spending and increase or, more recently, decrease access to health insurance. For example, the OBBBA includes several healthcare policy changes that are expected to decrease access to health insurance. Further, healthcare providers may be significantly impacted by reforms to the Medicaid program, including changes resulting from legislation and administrative actions at the federal and state levels. Changes at the federal level may impact funding for, or the structure of, the Medicaid program, including through changes to Medicaid waiver programs, and may shape provider reimbursement rates, eligibility and coverage policies, waiver programs and other aspects of the Medicaid program at the state level. For example, as further discussed in Item 1, “Business – Payment for Services – Medicaid Programs,” the OBBBA includes provisions that are expected to result in Medicaid spending reductions and changes in administration of state Medicaid programs. The law requires changes to Medicaid financing mechanisms, including limitations on provider tax arrangements, a mandate that HHS revise regulations governing state-directed payment arrangements to cap total payment rates paid by Medicaid managed care organizations for specified services and additional restrictions on federal funding for eligibility-related erroneous Medicaid payments. Some of these changes are intended to reduce the federal matching funds received by state Medicaid programs. In addition, the OBBBA limits Medicaid eligibility and increases administrative and financial obligations for states and enrollees, particularly with regard to the Medicaid expansion population, which consists of low-income, non-elderly adults.

In addition to implementing changes mandated through legislation, CMS administrators may modify Medicaid payment models and may impose new restrictions or grant states additional flexibility in the administration of state Medicaid programs. For example, in May 2024, CMS finalized a rule intended to improve access to services and quality of care for Medicaid beneficiaries across fee-for-service and managed care delivery systems. The final rule includes significant provisions related to HCBS, including the “80/20” or “payment adequacy” requirement, which will require states to ensure by mid-2030 that at least 80% of all Medicaid payments a provider receives for homemaker, home health aide, and personal care services, less certain excluded costs, under specified programs are spent on total compensation (including benefits) for direct care workers furnishing these services, rather than administrative overhead or profit, subject to limited exceptions. The final rule includes several other measures intended to promote transparency and enhance quality and access to services, including a variety of reporting requirements for states. Some states have adopted or may consider adopting similar caregiver compensation restrictions. In addition, some states use, or have applied to use, waivers granted by CMS to impose different eligibility or enrollment conditions, implement Medicaid expansion, or otherwise implement programs that vary from federal standards, such as HCBS waiver programs. The Medicaid landscape is constantly evolving as federal and state governments consider and test various models of delivery and payment system reform.

The federal and state governments also continue to explore other payment and delivery system reform initiatives, including value-based purchasing models and related initiatives that incentivize reporting of and improvements in quality of care and cost-effectiveness. The CMS Innovation Center tests innovative payment and service delivery systems to reduce Medicare and Medicaid program expenditures while maintaining or enhancing quality. For example, the CMS Innovation Center has established pilot programs that bundle acute care hospital services with physician services and post-acute care services, which may include home health services for certain patients. In addition, the CMS Innovation Center collaborates with the Medicare-Medicaid Coordination Office to support care coordination models for dually eligible individuals. Other congressional and administrative initiatives and proposals have also focused on the dual-eligible population, including proposals to enroll all dual-eligible individuals in a single plan or program that provides both Medicare and Medicaid benefits. Other industry participants, such as private payors and large employer groups and their affiliates, may introduce or encourage additional financial or delivery system reforms. For example, in recent years, private and/or public payer policies have encouraged or required enrollment in managed care programs, favored outpatient care over inpatient care, and resulted in provider consolidation.

There is also uncertainty regarding the potential impact of further health-related public policy developments at the federal and state levels. For example, some members of Congress and the executive branch have raised potential measures that may impact our operations, such as those intended to accelerate the shift from traditional Medicare to Medicare Advantage or eliminating some or all of the consumer protections established by the ACA.

Permits, Licensure and Certificate of Need

Our hospice, home health and personal care services are authorized and/or licensed in accordance with various state and local requirements, which also address a variety of operational issues including standards for the provision of medical or care services, clinical records, personnel, infection control and care plans. Additionally, healthcare professionals at our agencies are required to be individually licensed or certified under state law. Although our personal care service caregivers are generally not subject to licensure requirements, certain states require them to complete varying degrees of pre- and post-employment training programs, continuing education, background checks and maintain state certification. We believe we are currently licensed appropriately as required by the laws of the states in which we operate in all material respects, but additional licensing requirements may be imposed upon us in existing markets or markets that we enter in the future.

Some states also require a provider to obtain a CON or permit of approval before establishing, constructing, acquiring or expanding certain health services, operations or facilities or making certain capital expenditures. These CON requirements, which are intended to avoid unnecessary duplication of services, generally require a state health planning agency to determine that a need exists for the project before granting approval. Failure to obtain necessary state approvals or provide required notices may result in the inability to expand services or facilities, complete an acquisition or expenditure or change ownership or other penalties.

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

•

State anti-kickback and self-referral provisions, false claims laws, insurance fraud laws, and fee-splitting laws. The scope and interpretation of these state laws vary, and in some cases apply to items or services reimbursed by any payor, including patients and commercial insurers. For instance, the Illinois Insurance Claims Fraud Prevention Act penalizes the knowing offer or payment of remuneration to induce a person to procure clients or patients under a contract of insurance, including commercial insurance plans. Some state laws include whistleblower provisions, allowing for enforcement by private parties on the government’s behalf.

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

CMS and state Medicaid agencies contract with third parties to promote the integrity of the Medicaid and Medicare programs through reviews of quality concerns and detections and corrections of improper payments. For example, CMS and state Medicaid agencies contract with recovery audit contractors (“RACs”) on a contingency fee basis to conduct post-payment reviews to detect and correct improper payments in the Medicare and Medicaid programs. RACs review claims submitted to these programs for billing compliance, including correct coding and medical necessity.  States may coordinate with Medicaid RACs regarding recoupment of overpayments and refer suspected fraud and abuse to appropriate law enforcement agencies. In addition, CMS engages unified program integrity contractors (“UPICs”) to perform proactive analysis, audits, investigations and other program integrity functions across the Medicare and Medicaid programs, with the goal of identifying and deterring fraud and abuse to avoid improper payments. Working across five geographic jurisdictions, UPICs collaborate with states and coordinate provider investigations across the Medicare and Medicaid programs.

CMS is implementing a new payment integrity program, the Wasteful and Inappropriate Service Reduction (“WISeR”) model, in six states in 2026, including Arizona, Ohio, Texas and Washington. Under the WISeR model, CMS will contract with technology vendors tasked with using enhanced technologies, including AI, to streamline medical necessity review for selected items and services under traditional fee-for-service Medicare. Providers will be required to submit prior authorization requests for the selected items and services or claims will be subject to post-service, pre-payment medical review. Participating technology vendors will receive a percentage of the cost savings resulting from their reviews, adjusted based on performance measures. The model will run for six performance years.

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

Other federal and state laws and regulations that apply to the collection, use, retention, protection, security, disclosure, transfer and storage of personal information, including restrictions on the offshoring of data, and other processing of personal data may impose additional or inconsistent obligations and/or result in additional penalties. For example, various state laws and regulations require us to notify affected individuals in the event of a data breach involving individually identifiable information. Several states have passed or are considering comprehensive privacy legislation. Others have enacted “offshoring” prohibitions that restrict the transfer, storage and access of patient data outside of the United States or North America. Providers subject to those laws may not be able to rely on outside vendors who operate overseas to store or handle patient records. Further, several privacy bills have been proposed at the federal level that may result in additional legal requirements that impact our business. Laws, regulations, regulatory guidance and industry standards related to privacy, data protection, and security continue to evolve, often have far-reaching effects, could impact our operations, and have required, and will continue to require, us to incur substantial expenses to comply, including costs associated with modifying our data processing practices and policies.

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

We use AI in connection with recruitment and are considering other uses. The regulatory framework for AI is rapidly evolving as many federal and state legislatures and agencies have adopted, introduced or are currently considering additional laws and regulations that impact the use of AI, particularly in the employment and health care space. For example, California enacted Assembly Bill 3030, known as the Artificial Intelligence in Health Care Services Bill (“AB 3030”), which requires that any health care facility using generative AI to create patient communications pertaining to patient clinical information ensure that the communications include (i) a disclaimer that the communication was generated by generative AI and (ii) clear instructions describing how a patient may contact a human health care provider or other appropriate person at the health care facility. Further, Texas enacted the Texas Electronic Health Record Requirements Act, which allows healthcare practitioners to use AI for diagnostic purposes, including recommendations on diagnosis or treatment, provided the practitioner is licensed, reviews all AI-generated records in accordance with Texas Medical Board standards, and discloses AI use to patients. Additionally, existing laws and regulations may be interpreted in ways that could impact our use of AI. The cost to comply with such laws and regulations could be significant and would increase our operating expenses. There is further uncertainty in the effectiveness of state AI laws given the Executive Order issued on December 11, 2025, entitled “Ensuring a National Policy Framework for Artificial Intelligence”, which directs federal regulators to challenge and preempt state laws that the administration views as obstructive to AI innovation. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet completely determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations.

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

In addition, we could be affected by climate change to the extent that climate change results in severe weather conditions or other disruptions impacting the communities in which we conduct operations or adversely impacts general economic conditions, including in communities in which we conduct operations. Moreover, legal requirements regulating greenhouse gas emissions or otherwise associated with the transition to a lower carbon economy may increase in the future, which could increase our costs associated with compliance and otherwise disrupt and adversely affect our operations. At the current time, our compliance with environmental legal requirements, including legal requirements relating to climate change, do not have a material effect on our capital expenditures, financial results or operations, and we did not incur material capital expenditures for environmental matters during the year ended December 31, 2025. However, it is possible that future environmental-related developments may impact us, including as a result of climate change and/or new legal requirements associated with the transition to a lower carbon economy, in a manner that we are currently unable to predict.

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

At December 31, 2025 and 2024, we had cash balances of $81.6 million and $98.9 million, respectively, and $124.3 million and $223.0 million, respectively, of outstanding debt on our credit facility. After giving effect to the amount drawn on our credit facility, approximately $7.9 million of outstanding letters of credit at each of December 31, 2025 and 2024, and borrowing limits based on an advanced multiple of Adjusted EBITDA (as defined in the Credit Agreement), we had $517.7 million and $346.6 million available for borrowing under our credit facility as of December 31, 2025 and 2024, respectively. Since our credit facility provides for borrowings based on a multiple of an Adjusted EBITDA ratio, any declines in our Adjusted EBITDA would result in a decrease in our available borrowings under our credit facility.

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

Economic conditions in the United States continue to be challenging in certain respects, including as a result of inflationary pressures, elevated interest rates, challenging labor market conditions and potential adverse effects associated with current geopolitical conditions. Taking into account these factors, we have incurred, and may continue to incur, increased competition for new caregivers and skilled healthcare staff, which will continue to impact our ability to attract and retain new employees. Further, the inflationary conditions have resulted in, and may continue to result in, increased operating costs, particularly as the result of increased wages we have paid and may continue to pay our caregivers and other personnel and our ability to attract and retain personnel. We might not be able to realize rate increases from government programs and private payors, which represent most of our revenue, and any rate increases obtained may not be sufficient to offset increases to operating expenses. Higher interest rates also raise our financing costs. These factors had an unfavorable impact on our financial results during the year ended December 31, 2025, and may have an unfavorable impact on our financial results in future periods which could be material. If economic conditions in the United States significantly deteriorate, any such developments could materially and adversely affect our results of operations, financial position, and/or our cash flows. Negative macroeconomic conditions could also disrupt financial markets and capital markets and the businesses of financial institutions, potentially causing a slowdown in the decision-making of these institutions. This may affect the timing on which we may obtain any additional funding and there can be no assurance that we will be able to raise additional funds on terms acceptable to us, if at all.

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

We fund operations primarily through the collection of accounts receivable, but there is a delay between the time that we provide services and the time that we receive reimbursement or payment for these services. These delays may result from such factors as changes by payors to data submission requirements, billing or audit procedures or other payor policies; requests by fiscal intermediaries for additional data or documentation; delays or issues implementing reimbursement-related rules, such as periodic payment updates from government programs; other Medicare or Medicaid issues; information system problems; or a government shutdown, failure to enact annual appropriations or other lapse in appropriations, holds on congressionally authorized spending or interruptions in the distribution of governmental funds. Further, state budgets could be impacted by federal actions, including the OBBBA, and to the extent economic conditions in the United States are challenging in 2026. As a result of fiscal challenges, various states may in the future delay reimbursement, which would adversely affect our liquidity. In addition, from time to time, procedural issues require us to resubmit claims before payment is remitted, which contributes to our aged receivables. Delays in receiving reimbursement or payments from Medicare, Medicaid and other payors may adversely impact our working capital. As a result, working capital management, including prompt and diligent billing and collection, is an important factor in our results of operations and liquidity. Our working capital management procedures may not successfully negate this risk.

We have been and may become the subject of surveys, audits and investigations by governmental agencies and private payors, which could have adverse findings that may negatively impact our business.

We are and have been subject to  surveys, audits and investigations by various governmental agencies and their agents. In addition to surveys to determine compliance with the conditions of participation, CMS has engaged a number of contractors (including Medicare Administrative Contractors (“MACs”), RACs and UPICs) to conduct audits and investigations to evaluate billing practices and identify overpayments. In addition, individual states have similar integrity programs, including Medicaid RAC Programs. In certain states in which we operate, payment of home health claims may be impacted by the Review Choice Demonstration for Home Health Services, a program intended to identify and prevent fraud, reduce the number of Medicare appeals, and improve provider compliance with Medicare program requirements.

Private third-party payors may also conduct audits and investigations, and we also perform internal audits and monitoring. These audits and investigations can result and have resulted in recoupments by Medicare, state programs and other payors of amounts previously paid to us if it is determined that we failed to comply with applicable laws, regulations or program requirements. Depending on the nature of the conduct found in such audits and investigations and whether the underlying conduct could be considered systemic, the resolution of these audits and investigations could have a material, adverse effect on our financial position, results of operations and liquidity.

Our revenues are concentrated in a small number of states, which makes us particularly sensitive to regulatory and economic changes in those states.

Our revenues are particularly sensitive to regulatory and economic changes in states in which we generate a significant portion of our revenues including Illinois, New Mexico and Texas. In 2025, we derived approximately 37.0% of our net service revenues from services provided in Illinois, 13.1% from services provided in New Mexico and 15.2% from services provided in Texas. Because a substantial portion of our business is concentrated in a small number of states, any change in the current demographic, economic, competitive or regulatory conditions in these states could have a disproportionately negative impact on our business, financial condition or results of operations. Changes to the Medicaid programs in these states, including the OBBBA’s mandated restrictions on Medicaid funding mechanisms, or other significant reductions in state expenditures for the types of services we provide could also have a disproportionately adverse effect on our business, financial condition, results of operations or cash flows. It is difficult to predict whether these or other states material to our operating results will experience changes or other challenges that negatively impact our ability to be adequately reimbursed for our services.

Future efforts to reduce the costs of the Illinois Department on Aging programs could adversely affect our service revenues and profitability.

For the years ended December 31, 2025 and 2024, we derived approximately 18.1% and 21.0%, respectively, of our revenue from the Illinois Department on Aging programs. State government officials have in the past attempted, and in the future may attempt, to reduce government spending by proposing changes aimed at reducing expenditures by this department. The nature and extent of any proposed future cost reduction initiatives is difficult to predict. If future reforms impact the eligibility of consumers for services, the number of hours authorized or otherwise restrict services provided to existing consumers, our service revenues, results of operations, financial position and growth may be adversely affected.

Failure to renew a significant payor agreement or group of related payor agreements may materially impact our revenue.

Each of our agreements is generally in effect for a specific term, but they are also generally terminable with 60 days’ notice. Our ability to renew or retain our agreements depends on our quality of service, reputation and pricing, as well as other factors over which we have little or no control, such as state appropriations and changes in provider eligibility requirements. Additionally, failure to satisfy any of the numerous technical renewal requirements in connection with the proposals we submit for agreements could result in a proposal being rejected even if it contains favorable pricing terms. Failure to obtain, renew or retain agreements with major payors may negatively impact our results of operations and revenue. We can give no assurance these agreements will be renewed on commercially reasonable terms or at all.

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

We are subject to a risk of work stoppages and other labor relations matters because our hourly workforce is highly unionized. As of December 31, 2025, 34.5% of our workforce was represented by labor unions. We have numerous agreements with local SEIU affiliates which are renegotiated from time to time. These negotiations are often initiated when we receive increases in our hourly rates from various state agencies. Upon expiration of these collective bargaining agreements, we may not be able to negotiate labor agreements on satisfactory terms with these labor unions. A strike, work stoppage or other slowdown could result in a disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business. Moreover, potential changes to federal labor laws and regulations, could increase the likelihood of employee unionization activity and the ability of employees to unionize. Labor costs are the most significant component of our total expenditures and, therefore, an increase in the cost of labor could significantly harm our business.

If we were required to write down all or part of our goodwill and/or our intangible assets, our net earnings and net worth could be materially adversely affected.

Goodwill and intangible assets with finite lives represent a significant portion of our assets. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. For example, if our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill has been impaired. If as part of our annual review of goodwill and intangibles, we were required to write down all or a significant part of our goodwill and/or intangible assets, our net earnings and net worth could be materially adversely affected, which could affect our flexibility to obtain additional financing. In addition, if our assumptions used in preparing our valuations for purposes of impairment testing differ materially from actual future results, we may record impairment charges in the future and our financial results may be materially adversely affected. We had $996.7 million and $970.6 million of goodwill and $102.4 million and $109.6 million of intangible assets recorded on our Consolidated Balance Sheets at December 31, 2025 and 2024, respectively.

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

Any increase in the volume of self-pay patients or deterioration in the collectability of patient responsibility accounts could adversely affect our financial condition or results of operations.

The primary collection risks for our accounts receivable relate to uninsured consumers and consumer accounts for which the primary third-party payor has paid the amount covered by the applicable agreement but consumer responsibility amounts (generally deductibles and copayments) remain outstanding. Collections are impacted by the economic ability of consumers to pay and the effectiveness of our collection efforts. Our ability to collect consumer responsibility accounts may be limited by statutory, regulatory and investigatory initiatives.

Any increase in the volume of self-pay consumers or deterioration in collectability of uninsured, self-pay and other consumer responsibility accounts could adversely affect our cash flows and results of operations. We may experience growth in total uncompensated care as a result of a number of factors, including conditions impacting the overall economy. In recent years, federal and state legislatures have considered or passed various proposals impacting the size of the uninsured population. For example, federal legislation temporarily enhanced subsidies available for purchasing coverage through the ACA health insurance marketplaces, but these enhanced subsidies expired at the end of 2025. Their expiration is expected to adversely impact health insurance exchange enrollment and increase the uninsured rate. The OBBBA is expected to further adversely affect the uninsured rate, including by effectively ending automatic renewals of ACA marketplace coverage and by limiting Medicare and Medicaid eligibility based on immigration status and other factors. Other legislative and regulatory initiatives related to health insurance, such as permitting the sale of insurance plans that lack currently required consumer protections, could also increase rates of uninsured and underinsured individuals. It is difficult to predict what, whether and when legislation and regulatory changes may be made in the future.

We may also be adversely affected by growth in consumer responsibility accounts as a result of increases in the adoption of health plan structures that shift greater payment responsibility for care to individuals through greater exclusions and copayment and deductible amounts.

Regulatory Risks

Our hospice operations are subject to annual Medicare caps. If we exceed the caps, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected.

Overall payments made by Medicare to each hospice provider number (generally corresponding to each of our hospice agencies) are subject to an inpatient cap and an aggregate cap, which CMS sets each federal fiscal year. The inpatient cap limits the number of days of inpatient care for which Medicare will pay to no more than 20% of total patient care days. The aggregate cap limits the amount of Medicare reimbursement a hospice may receive each year, based on the number of Medicare patients served. If a hospice’s Medicare payments exceed its inpatient or aggregate caps, it must repay to Medicare the excess amount. If payments received under any of our hospice provider numbers exceed these caps, we are required to reimburse Medicare such excess amounts, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

Reductions in reimbursement and other changes to Medicare, Medicaid, and other federal, state and local medical and social programs could adversely affect our consumer caseload, units of service, revenues, gross profit and profitability.

A significant portion of our caseload and revenues are derived from government healthcare programs, primarily Medicare and Medicaid. For the year ended December 31, 2025, we derived approximately 39.3% of our net service revenues from state and local governmental agencies, primarily through Medicaid state programs and 20.5% from Medicare. The Budget Control Act of 2011 (“BCA”) requires automatic spending reductions to reduce the federal deficit, resulting in a uniform reduction across all Medicare programs of 2% per fiscal year that extends through the first eleven months of 2032. It is difficult to predict whether, when, or what other deficit reduction initiatives may be proposed by Congress, but we anticipate that the federal deficit will continue to place pressure on government healthcare programs and that future legislation may include additional Medicare spending reductions. Legislation and administrative actions at the federal level may impact the funding for, or structure of, the Medicaid program, and may shape the administration of the Medicaid program at the state level. For example, the OBBBA includes significant healthcare policy reforms that are expected to result in Medicaid spending reductions and changes in administration of state Medicaid programs. The law makes significant changes to Medicaid financing mechanisms, including restrictions intended to reduce the federal matching funds received by state Medicaid programs, such as limitations on provider tax arrangements and SDP arrangements.

Many states in which we operate face budgetary challenges as a result of economic conditions, rising healthcare costs, the impact of OBBBA, and other factors, and these budgetary pressures are creating additional uncertainty and may result in decreased spending, or decreased spending growth, for Medicaid programs. The magnitude of the spending reductions anticipated as a result of the OBBBA may limit the ability of states to cover services and result in significant reductions in access to care, especially for services such as HCBS that are optional under Medicaid. Budgetary shortfalls and funding changes may affect our contracts and the reimbursement we receive, as governmental agencies generally condition their agreements upon a sufficient budgetary appropriation.

As federal healthcare expenditures continue to increase and as many state governments navigate budgetary pressures, federal and state governments have made, and may continue to make, significant changes to the Medicare and Medicaid programs, including changes to reimbursement for or coverage of items and services rendered to beneficiaries of such programs. Cost containment initiatives at the federal or state level have included, and in the future may include, for example:

•	limiting increases in, or decreasing, reimbursement rates;

•

redefining eligibility standards or coverage criteria for social and medical programs or otherwise restricting the receipt of services under those programs, including by limiting the number of people receiving waiver services;

•	eliminating or reducing the scope of coverage for optional Medicaid benefits;

•	increasing consumer responsibility, including through increased co-payment requirements;

•	decreasing benefits, such as limiting the number of hours of personal care services that will be covered;

•	changing reimbursement methodology and program participation eligibility;

•	slowing payments to providers;

•	increasing utilization of self-directed care alternatives or “all inclusive” programs;

•	shifting beneficiaries to managed care organizations; and

•	implementing demonstration projects and alternative payment models.

In addition, from time to time, Congress or CMS revises the reimbursement systems used to reimburse healthcare providers, which may result in reduced Medicare and/or Medicaid payments. Delays or issues implementing reimbursement-related rules, including periodic payment updates for government programs, and interruptions in the distribution of governmental funds, could have an adverse impact on our business.

If changes in Medicare, Medicaid or other state and local medical and social programs result in a reduction in available funds for the services we offer, increased costs of providing services, a reduction in the number of beneficiaries eligible for our services or able to access our services, or a reduction in the number of hours or amount of services that beneficiaries eligible for our services may receive, then our revenues and profitability could be negatively impacted. Our profitability depends principally on the levels of government-mandated payment rates and our ability to manage the cost of providing services. In some cases, commercial insurance companies and other private payors rely on government payment systems to determine payment rates and policies. As a result, changes to government healthcare programs that reduce Medicare, Medicaid or other payments may negatively impact payments from private payors, as well. Any reduction in reimbursements from governmental or private payors or policies that negatively affect utilization of our services, such as the imposition of copayments or prior authorization requirements, could also materially adversely affect our profitability.

Federal and state regulation may impair our ability to consummate acquisitions or open new agencies.

Federal and state laws and regulations may adversely impact our ability to acquire or open new start-up agencies, and the change of ownership processes for Medicare, Medicaid and other payors can be complex. For example, a Medicare regulation known as the “36 Month Rule” restricts the assumption by a new majority owner of a Medicare-certified home health agency or hospice provider’s Medicare provider agreement and billing privileges. The 36 Month Rule applies if the acquired home health agency or hospice either enrolled in Medicare or underwent a change in majority ownership fewer than 36 months prior to the acquisition, subject to certain exceptions. In such circumstances, the buyer must enroll as a new provider with Medicare. The 36 Month Rule can increase competition for acquisition targets that are not subject to the rule and may cause significant Medicare billing delays for the purchases of home health agencies and hospices that are subject to the rule. Home health agencies and hospices undergoing changes of ownership are considered a “high-risk” provider type, subjecting provider enrollment applications to increased scrutiny, which may result in delays in processing. Further, in the past, CMS has limited enrollment of new home health agencies. If another moratorium is imposed on enrollment of new providers in a geographic area we desire to service, our ability to expand operations may be impacted.

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

The implementation of alternative payment models and any increases in enrollment in Medicare Advantage or Medicaid managed care plans may limit our market share and could adversely affect our revenues.

Many government and commercial payors have transitioned or are transitioning providers to alternative payment models that are designed to promote cost-efficiency, quality and coordination of care. For example, ACOs incentivize hospitals, physician groups, and other providers to organize and coordinate patient care while reducing unnecessary costs. Some states have implemented, or plan to implement, accountable care models for their Medicaid populations. If we are not included in these programs, or if ACOs establish programs that overlap with our services, we risk losing market share. Further, if we fail to effectively provide or coordinate the efficient delivery of quality services, our reputation may be negatively impacted, we may receive reduced reimbursement amounts and we may owe repayments to payors, which could cause our revenues to decline.

We may be similarly impacted by increases in enrollment of Medicare and Medicaid beneficiaries in managed care plans, which are part of the general shift away from traditional fee-for-service models. If more of our services are offered under Medicare Advantage or Medicaid managed care plans in the future, we could experience reduced reimbursement, limited utilization, and increased competition for managed care contracts. These adverse effects could also result from changes in federal and state laws, regulations and programs.

We cannot assure you that we will be successful in our efforts to be included in plan networks, that we will be able to secure favorable contracts with all or some of the managed care organizations, that our reimbursement under these programs will remain at current levels, that the authorizations for services will remain at current levels or that our profitability will remain at levels consistent with past performance. In addition, we may encounter difficulties with operational processes, such as delays in authorizations for services, which may result in delays in service delivery to consumers or in payment for services rendered. Difficulties with operational processes may negatively affect our revenue growth rates, cash flow and profitability for services provided. Other alternative payment models may be presented by the government and commercial payors that subject our Company to financial risk. It is difficult to predict the nature and success of any such models. We cannot predict at this time what effect alternative payment models may have on our Company.

Our industry is highly competitive, fragmented and market-specific.

The healthcare industry, including the long-term care industry, is highly competitive among service providers and care models for patients, personnel and acquisitions. We compete with personal care service providers, hospice providers, home health providers, private caregivers, publicly held companies, privately held companies, privately held single-site agencies, hospital-based agencies, not-for-profit organizations, community-based organizations and self-directed care programs. Some of these providers and competitive care models may have greater financial, technical, political and marketing resources, name recognition or a larger number of consumers and payors than we do. In addition, some of our competitors offer more services than we do in the markets in which we operate. If consumers obtain services we do not offer from other providers, they may shift their preferences to those providers for services we do provide. These competitive advantages may limit our ability to attract and retain referrals in local markets and to increase our overall market share.

In some states, there are limited barriers to entry in providing personal care services. However, many states require entities to obtain a license before providing home care services. Licensure is generally required of agencies providing home health and hospice services, though requirements vary by state. Some states also require a provider to obtain a CON or other type of approval before establishing, purchasing, or expanding certain health services, operations or facilities. CON restrictions may reduce the level of competition in a given industry or in a particular geographic region. Changes in licensure and CON requirements and recognition of new provider types or payment models could remove or reduce barriers to entry. In addition, economic changes such as increases in minimum wage and changes in Department of Labor rules can also impact the ease of entry into a market. For example, in July 2025, the Department of Labor published guidance suspending enforcement of a 2013 final rule that expanded minimum wage and overtime protections to home health aides. These and other factors affecting barriers to entry in a market may affect competition in the states in which we operate.

Often our contracts with payors are not exclusive. Local competitors may develop strategic relationships with referral sources and payors. Further, consolidation within the payor industry, vertical integration efforts involving payors and healthcare providers, and cost-reduction strategies by payors continue to increase, and there are increasing efforts by payors to influence the consumer’s choice of provider through the use of narrow networks or other strategies. Legislative and regulatory initiatives, such as changes in state law eliminating restrictions on tiered networks and steering patients to particular providers, may accelerate or otherwise impact these trends. In addition, competitors may offer new or enhanced services that we do not provide or be viewed by consumers as a more desirable local alternative. These and other factors could impact our ability to contract with payors on favorable terms, result in pricing pressures, loss of or failure to gain market share or loss of consumers or payors, or otherwise affect our competitive position, any of which could cause a decline in revenue and negatively impact our results of operations.

Trends toward clinical and price transparency and value-based purchasing may have an impact on our competitive position, ability to obtain and maintain favorable contract terms, and consumer volumes. For example, health insurers must provide online price comparison tools to help individuals get personalized cost estimates for covered items and services. HHS also requires health insurers to publish online the charges negotiated with providers for healthcare services. In addition, CMS websites make publicly available certain data on home health agency and hospice performance on quality measures and patient satisfaction. It is unclear how price transparency requirements, value-based purchasing and similar initiatives will affect consumer behavior, our relationships with payors, or our ability to set and negotiate prices, but our competitive position could be negatively affected if our prices are higher or perceived to be higher than the prices of our competitors.

We expect these competitive trends to continue. We pursue various strategies intended to ensure our business is competitive, but the markets in which we operate are fragmented and factors affecting competition may be market-specific, which may impact our ability to compete effectively. If we are unable to compete effectively, consumers may seek services from other providers, which could have a negative impact on our business and results of operations.

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

Our industry is extensively regulated at the federal and state government levels. The laws and regulations governing our operations, along with the terms of participation in various government programs, affect the way in which we do business, the services we offer, and our interactions with providers and consumers. These legal and regulatory requirements relate to, among other matters:

•	facility and personnel licensure, certification and enrollment with government programs;

•	eligibility for services;

•	appropriateness and necessity of services;

•	adequacy and quality of services;

•	qualifications, training and supervision of personnel;

•

confidentiality, maintenance, interoperability, exchange and security of medical records and other health-related and personal information, including information blocking, data breach, ransomware, identify theft and online tracking of personal information;

•	the provision of services via telehealth, including technological standards and coverage restrictions or other limitations on reimbursement;

•	distribution, maintenance and dispensing of pharmaceuticals and controlled substances;

•	the development and use of AI and other predictive algorithms, including those used in clinical decision support tools;

•	environmental protection, health and safety;

•	relationships with physicians, other referral sources and recipients of referrals;

•	operating policies and procedures;

•	addition of, and changes to, facilities and services;

•	adequacy and manner of documentation for services provided;

•	billing and coding for services;

•	timely and proper handling of overpayments; and

•	debt collection and communications with consumers.

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

Federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts throughout the healthcare industry. We may face audits or investigations by government agencies or third parties, including under certain of our contractual relationships. An adverse outcome under any such audit or investigation, a determination that we have violated applicable laws and regulations, or a public announcement that we are being investigated for possible violations could result in liability, adverse publicity, and interruptions to payment, require us to change our operations and/or to implement plans of correction for alleged deficiencies, and result in other negative consequences that could adversely affect our business, financial condition, or results of operations.

We are subject to federal, state and local laws and regulations that govern our employment practices, including minimum wage, living wage, and paid time-off requirements. Failure to comply with these laws and regulations, or changes to these laws and regulations that increase our employment-related expenses, could adversely impact our operations.

We are required to comply with all applicable federal, state and local laws and regulations relating to employment, including OSHA requirements, wage and hour and other compensation requirements (including disclosure requirements), employee benefits, providing leave and sick pay, employment insurance, proper classification of workers as employees or independent contractors, immigration and equal employment opportunity laws. These laws and regulations can vary significantly among jurisdictions and can be highly technical. Costs and expenses related to these requirements are a significant operating expense and may increase as a result of, among other things, changes in federal, state or local laws or regulations, or the interpretation thereof, requiring employers to provide specified benefits or rights to employees, increases in the minimum wage and local living wage ordinances, increases in the level of existing benefits or the lengthening of periods for which unemployment benefits are available. Each of our subsidiaries that employ an average of at least 50 full-time employees in a calendar year are required to offer a minimum level of health coverage for 95% of our full-time employees or be subject to an annual penalty, for example. Since our personal care operations are concentrated in Illinois, New Mexico and Texas, we are also particularly sensitive to changes in laws and regulations in these states. We may not be able to offset any increased costs and expenses. Furthermore, any failure to comply with these laws, including even a seemingly minor infraction, can result in significant penalties which could harm our reputation and have a material adverse effect on our business.

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

The healthcare industry is subject to changing political, regulatory and other influences. Federal agencies oversee, regulate and otherwise affect many aspects of our business, including through Medicare and Medicaid policies, policies affecting size of the uninsured population, and enforcement and interpretation of fraud and abuse laws. The outcome of the 2024 federal elections increased regulatory uncertainty and the potential for significant policy changes. The President has issued executive orders that impact or may impact the healthcare industry, including an order establishing a presidential advisory commission tasked with restructuring government agencies and reducing government expenditures, although this commission was disbanded in mid-2025. Other actions by the executive branch have resulted in holds on or cancellations of congressionally authorized spending as well as interruptions in the distribution of government funds. In addition, the executive branch has significant influence over healthcare policy changes through government agency regulation. Federal agencies oversee, regulate and otherwise affect many aspects of our business, including through Medicare and Medicaid policies, policies affecting the size of the uninsured population and interpretation and enforcement of fraud and abuse laws. In March 2025, HHS announced a significant agency restructuring intended to reduce the HHS workforce and consolidate divisions of the agency, including by integrating some functions of the Administration for Community Living, which administers programs that support older adults, into other HHS agencies. HHS also announced a change in its policy on public participation in rulemaking that may negatively affect the ability of industry participants to receive advance notice of and offer feedback on some policy changes. Regulatory uncertainty has also increased as a result of recent decisions issued by the U.S. Supreme Court that affect review of federal agency actions. These decisions increase judicial scrutiny of agency authority, shift greater responsibility for statutory interpretation to courts, expand the time period during which a plaintiff can sue regulators, and may result in inconsistent judicial interpretations and delays in agency rulemaking processes. These decisions may increase legal challenges to healthcare regulations and agency guidance and decisions. Impacts of the recent Supreme Court decisions could require us to make changes to our operations and have a material negative impact on our business.

The healthcare industry has been and continues to be impacted by healthcare reform efforts. Many recent reform initiatives have been focused on reducing government spending and increasing or, more recently, decreasing access to health insurance. For example, the ACA expanded health insurance coverage through a combination of public program expansion and private sector health insurance reforms. Changes in the law’s implementation, subsequent legislation and regulations, state initiatives and other factors have affected and may continue to affect the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if obtained, and may impact our payor mix. Other legislative and executive branch initiatives related to health insurance, such as permitting the sale of insurance plans that lack currently required consumer protections, could significantly affect insurance markets, including by increasing rates of uninsured and underinsured individuals and destabilizing markets. Reductions in the number of insured individuals or the scope of insurance coverage, or an increase in patients covered under governmental health programs or other health plans with lower reimbursement levels, may have an adverse effect on our business.

In addition, the Medicare and Medicaid programs are subject to change. For example, some members of Congress and the executive branch have raised, and may in the future adopt, proposals intended to accelerate the shift from traditional Medicare to Medicare Advantage, restructure the Medicaid program to give states a “block grant” or fixed amount of overall funding for their respective Medicaid programs, or to impose Medicaid spending caps such as per beneficiary limits on federal contributions. Further, changes in governmental administration, including changes in agency structures and staffing, such as reduction or elimination of personnel and agencies, may result in changes to established rulemaking conventions and timelines, including for regularly-issued reimbursement rules, among other effects.

Legislation and administrative actions at the federal level may impact funding for, or the structure of, the Medicaid program and may shape administration of the Medicaid program at the state level, including through changes to waiver programs. For example, the OBBBA includes provisions that are expected to result in Medicaid spending reductions and require changes in administration of state Medicaid programs, including limitations on eligibility. The law requires changes to Medicaid financing mechanisms, including restrictions intended to reduce the federal matching funds received by state Medicaid programs. The OBBBA could also impact the dual eligible population, including as a result of changes affecting enrollment pathways for dual eligibles. It is difficult to predict the ultimate effects of the OBBBA, as it is a complex law that mandates various changes over time and we expect additional rulemaking and guidance from federal agencies regarding implementation. However, reductions in federal matching funds and increased state obligations and administrative burden could put pressure on state budgets, which could result in state limitations on Medicaid eligibility or coverage and payment rate reductions, among other effects, particularly if states are unable to offset reductions in federal funding. Some states have trigger laws that would end their Medicaid expansion or require other changes if the federal funding match rate is reduced or similar funding restrictions are imposed for Medicaid expansion. Although most of these trigger laws are not directly implicated by the OBBBA, some states may nonetheless consider or make changes to Medicaid expansion programs or other changes due to related budgetary pressures. In addition, CMS may impose new restrictions or grant states additional flexibilities in the administration of state Medicaid programs. For example, in May 2024, CMS finalized a rule that requires states to ensure by mid-2030 that at least 80% of all Medicaid payments a provider receives for homemaker, home health aide, and personal care services, less excluded costs, under specified programs are spent on total compensation for direct care workers furnishing these services, subject to limited exceptions. If implemented in its current form, the final rule could negatively impact our business and financial performance by, among other things, increasing our labor costs. Reductions in coverage or payment rates, decreases in Medicaid enrollment, and other changes to state Medicaid programs could adversely affect our business.

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

The industry trend toward value-based payment models may negatively impact our revenues.

There is a trend toward value-based payment of healthcare services among both government and commercial payors. Generally, value-based care programs tie payment to the quality and efficiency of care provided. For example, Medicare requires hospices and home health agencies to report certain quality data in order to receive full reimbursement. Failure to report quality data or poor performance may negatively impact the amount of reimbursement received. CMS publishes home health and hospice quality measure data online to allow consumers and others to search and compare data for Medicare-certified providers. In addition, home health agencies receive, under the HHVBP Model, increases or decreases to their Medicare fee-for-service payments of up to 5% based on performance against specific quality measures relative to the performance of other home health providers. Data collected in each performance year impacts Medicare payments two years later.

CMS may establish new value-based purchasing programs affecting a broader range of providers, some of which may be mandatory. Initiatives aimed at improving quality and cost of care include alternative payment models, such as ACOs and bundled payment arrangements. The strategic direction announced by the CMS Innovation Center in 2025 continues to support the transition from Medicare fee-for-service models to value-based payment and care delivery models. New models and modifications of existing models may include increased requirements for downside risks or require that some financial risk shift to providers. There are also several state-driven value-based care initiatives. For example, some states have aligned quality metrics across payors through legislation or regulation. Commercial payors are shifting toward value-based reimbursement arrangements as well.

We expect value-based payment programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts. It is unclear whether alternative models will successfully coordinate care and reduce costs or whether they will decrease overall reimbursement. While we believe we are adapting our business strategies to compete in a value-based reimbursement environment, we are unable at this time to predict how this trend will affect our results of operations. If we perform at a level below the outcomes demonstrated by our competitors, fail to satisfy quality data reporting requirements, are unable to meet or exceed quality performance standards under any applicable value-based models, or otherwise fail to effectively provide or coordinate the efficient delivery of quality healthcare services, our reputation in the industry may be negatively impacted, we may receive reduced reimbursement amounts and we may owe repayments to payors, causing our revenues, financial position, results of operations and cash flows to decline.

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

In addition, regulatory agencies have previously brought and may in the future initiate administrative proceedings alleging violations of statutes and regulations arising from our services and seek to impose monetary penalties or other sanctions on us. We could be required to pay substantial amounts to respond to regulatory investigations or, if we do not prevail, damages or penalties arising from these legal proceedings. We also are subject to potential lawsuits under the federal FCA or other federal and state whistleblower statutes designed to combat fraud and abuse in our industry. These and other similar lawsuits can involve significant defense costs, as well as significant monetary awards or penalties that may not be covered by our insurance. If our third-party insurance coverage and self-insurance coverage reserves are not adequate to cover these claims, it could have a material adverse effect on our business, results of operations and financial condition. Even if we are successful in our defense, lawsuits or regulatory proceedings could distract us from running our business or damage our reputation.

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

Our business depends on effective and secure information systems that assist us in, among other things, gathering information to improve the quality of consumer care, optimizing financial performance, adjusting consumer mix, monitoring regulatory compliance and enhancing staff efficiency. The software we license for our various patient information systems supports intake, personnel scheduling, office clinical and centralized billing and receivables management in an integrated database, enabling us to standardize the care delivered across our network of offices and monitor our performance and consumer outcomes. Information systems may be vulnerable to damage from a variety of sources, including telecommunications or network failures, human acts and natural disasters. We rely on external service providers to provide continual maintenance, upgrading, and enhancement of our primary information systems used for our operational needs, and we rely on various third-party technology platforms, which continue to grow in complexity and scope. Failure to adequately and timely manage implementations of new technology, updates or enhancements of such platforms or interfaces between platforms could place us at a competitive disadvantage, disrupt our operations, and adversely impact our business. We have a significant number of administrative employees working remotely, increasing our dependence on systems that facilitate remote access to our system, and we may experience increased risks as a result.

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

Our business supports the use of EVV to electronically collect visit information when our caregivers and providers deliver home care services. Our solution uses a combination of IVR and GPS enabled smartphones to capture time in and time out, mileage and travel time, as well as the completed care plan tasks. We license this software through CellTrak and partner with states that utilize other software. We rely on these vendors to provide continual maintenance and enhancements, as well as security of any protected data. To the extent that our EVV vendors fail to support these processes, our internal operations could be negatively affected. Under the 21st Century Cures Act, states must require the use of EVV for all Medicaid-funded personal care services and home health services that require an in-home visit by a provider. States that failed to meet the deadlines for implementation are subject to incremental reductions in federal Medicaid funding, which may negatively impact the reimbursement we receive for our services. In addition, if states adopt new or modify existing standards for EVV that are not compatible with our operations, our internal operations could be negatively affected. Further, to the extent that the EVV solutions that we use are determined to be noncompliant with federal or state EVV requirements, we could be subject to penalties.

We have taken and continue to take precautionary measures designed to prevent problems that could affect our information systems. We have implemented backup of our key information systems that is designed to allow our operations to failover to our geographically separate disaster recovery datacenter with a quick return to operations for all sites and systems in the event our main datacenter becomes inoperable because of a natural disaster, attacks or other cause. All of our sites and branch offices have redundant connections to our primary and backup datacenters using data lines and cellular connections through VPN or MPLS. The key business functions for our main sites also have redundancies with key functions geographically split between our two main facilities, should one not be available due to the above-mentioned scenarios. While we believe these measures are reasonable, no system of information security is able to eliminate the risk of business disruptions, and we or our third-party vendors that we rely upon may experience system failures.

If we experience a reduction in the performance, reliability, or availability of our information systems, our operations and ability to process transactions and produce timely and accurate reports could be adversely affected. If we experience difficulties with the transition and integration of information systems or are unable to implement, maintain, or expand our systems properly, we could suffer from, among other things, operational disruptions, regulatory problems, and increases in administrative expenses. The occurrence of any system failure could result in harm to consumers, interruptions, delays, the loss or corruption of data and cessations or interruptions in the availability of systems, all of which could have a material, adverse effect on our financial position and results of operations and harm our business reputation.

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

We have invested in security measures designed to protect against the threat of security breaches and cyber-attacks, as well as cybersecurity systems, protocols and monitoring procedures. Each of these steps is intended to protect the confidentiality, integrity and availability of our data and the systems and devices that store and transmit such data. Despite these efforts, our technology, and that of our third-party service providers, may fail to adequately secure the protected health information, personally identifiable information and other sensitive information we create, receive, transmit and maintain in our databases, compromising the privacy, integrity or availability of such information. Cybersecurity incidents involving us or our third-party vendors could also disrupt information systems, devices or business, including by limiting our ability to provide various services. We may be at increased risk because we outsource certain services or functions to, or have systems that interface with, third parties. These third parties may store or have access to our data. The information systems of third parties are also subject to various risks, and a breach or attack affecting any of these third parties could harm our business.

The current cyber threat environment presents increased risk for all companies, including companies in our industry. Threats from malicious persons and groups, new vulnerabilities and advanced new attacks against our, or our vendors’, information systems and devices create risk of cybersecurity incidents, including ransomware, malware and phishing incidents, in which third parties attempt to fraudulently induce our employees or our vendors’ employees into disclosing usernames, passwords or other sensitive information, which can in turn be used for unauthorized access to our or our vendors’ systems. We are regularly the target of attempted cybersecurity and other threats that could have a security impact, and we expect to continue to experience an increase in cybersecurity threats in the future, as the volume and intensity of cyber-attacks on healthcare entities and vendors continue to increase. Furthermore, because the tools and techniques used in cyber-attacks change frequently and may not be immediately recognized, we may be unable to anticipate techniques or implement adequate preventative measures, and we may experience or be affected by security or data breaches that remain undetected for an extended time. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. The rapid evolution and increased adoption of AI technologies internally and by our third-party vendors may intensify cybersecurity risks, including by making cyber-attacks more difficult to detect, contain or mitigate. Internal access management failures or vulnerabilities in hardware, software or applications could also result in the compromise of confidential data.

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

In spite of our policies, procedures and other security measures used to protect our computer systems and data, occasionally, we have experienced breaches that have required us to notify affected consumers and the government, and we have worked with consumers and the government to resolve such issues. Although, to date, no cyber-attack or other information or security breach has had a significant adverse impact on our business or results of operations, there can be no assurance that our controls and procedures in place to monitor and mitigate the risks of cybersecurity threats will be sufficient and/or timely and that we will not suffer material losses or consequences as a result of cyber-attacks or security breaches in the future. If we or any of our third-party service providers or certain other third-parties are subject to cyber-attacks or experience security or data breaches in the future, this could result in harm to consumers, interruptions and delays in services provided to consumers, loss, misappropriation, corruption, or unauthorized access of protected patient medical data or other information subject to privacy laws, disruption to our information technology systems and/or business, the inability to access data, reputational harm, or adverse impacts to our financial results. We may also be subject to litigation and governmental enforcement actions (including under HIPAA and other applicable laws) as a result of cyber-attacks or security or data breaches, which could result in fines, settlement agreements, corrective action plans, and of which could have a material adverse effect on our business, financial position and results of operations. Some state laws provide a private right of action for data breaches, which may increase data breach litigation. In addition, any significant cybersecurity event may require us to devote significant management time and resources to address and respond to any such event, interfere with the pursuit of other important business strategies and initiatives, and cause us to incur additional expenditures, which could be material, including to investigate such events, remedy cybersecurity problems, recover lost data, attempt to prevent future compromises and adapt systems and practices in response to such events.. Further, our insurance coverage intended to address cybersecurity and data breach risks may not be sufficient to cover all losses or the types of claims that may arise.

Human Capital Risks

We may not be able to attract and retain qualified personnel or we may incur increased costs in doing so.

We must attract and retain qualified non-executive personnel in the markets in which we operate in order to provide our services. We compete for personnel with other providers of social and medical services as well as companies in other service-based industries. As the labor market continues to be tight and unemployment remains at low levels, the competition for employees has increased, which will continue to impact our ability to attract and retain new caregivers. In addition, the competition for skilled healthcare staff has increased significantly, which continues to impact our ability to attract and retain qualified skilled healthcare staff. Changes in immigration policies and enforcement, including the increased enforcement efforts, could further exacerbate labor challenges, particularly with regard to the home health and personal care workforce. To the extent that the United States experiences low unemployment levels and shortages of caregivers and skilled healthcare staff, it may continue to hinder our ability to attract and retain sufficient caregivers and skilled healthcare staff to meet the continuing demand for both our non-clinical and clinical services. Staffing challenges may be exacerbated by the imposition of minimum staffing requirements at the federal or state level. Increased staffing challenges have resulted in, and may continue to result in, increased labor costs to satisfy our staffing requirements.

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

The emergence and effects related to a potential future pandemic, epidemic, or outbreak of infectious disease could adversely impact our business and future results of operations and financial condition, and we may be more vulnerable to the effects of a public health crisis than other businesses due to the nature of our business and consumers.

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

ITEM 2. PROPERTIES

We do not own any real property. We lease administrative offices for our local branches, none of which are individually material. We lease approximately 18,000 and 75,000 square feet of office space in Lisle, Illinois and Frisco, Texas, respectively, which serve as our support centers.

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

Holders

As of December 31, 2025, 2.6% of our shares of common stock were held by our officers and directors and approximately 97.4% of our common stock was held by 419 institutional investors. An insignificant amount of common stock is held by individual holders. As of February 17, 2026, Addus HomeCare Corporation had approximately 45,726 shareholders of its common stock, including 86 shareholders of record.

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

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our Consolidated Financial Statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate as a result of the factors we describe under “Risk Factors” and elsewhere in this Annual Report on Form 10-K and other risks as well as other factors that are not currently known to us, that we currently consider immaterial or that are not specific to us, such as general economic conditions. The discussion of our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023, included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) can be found in the Annual Report on Form 10-K for the year ended December 31, 2024.

Overview

We are a home care services provider operating three segments: personal care, hospice and home health. Our services are principally provided in-home under agreements with federal, state and local government agencies, managed care organizations, commercial insurers and private individuals. Our consumers are predominantly “dual eligible,” meaning they are eligible to receive both Medicare and Medicaid benefits. Managed care revenues accounted for 37.0%, 34.8% and 36.6% of our revenue during the years ended December 31, 2025, 2024, and 2023 respectively.

A summary of certain consolidated financial and statistical data results for 2025, 2024 and 2023 are provided in the table below.

	For the Years Ended December 31,
	2025	2024	2023
	(Amounts in Thousands, except States and Locations)
Net service revenues	$1,422,530	$1,154,599	$1,058,651
Net income	$95,910	$73,598	$62,516
Total assets	$1,437,308	$1,412,634	$1,024,426

Adjusted EBITDA (1)	$179,984	$140,290	$121,020
States served at period end	23	23	22
Locations at period end	262	258	219

(1)

The Company defines adjusted EBITDA as earnings before net interest expense, taxes, depreciation, amortization, acquisition expense, stock-based compensation expense, restructuring and other non-recurring costs, the gain or loss on the sale of assets, the impairment of operating lease assets, the impact of New York retroactive rate increases, and the impact of New York accounts receivable settlements. Adjusted EBITDA is a performance measure used by management that is not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”). It should not be considered in isolation or as a substitute for net income, operating income or any other measure of financial performance calculated in accordance with GAAP. Additionally, our calculation of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. Management believes that Adjusted EBITDA is useful to investors, management and others in evaluating the Company’s operating performance, to provide investors with insight and consistency in the Company’s financial reporting and to present a basis for comparison of the Company’s business operations among periods, and to facilitate comparison with the results of the Company’s peers. Additionally, we believe that Adjusted EBITDA is a measure widely used by securities analysts, investors and others to evaluate the financial performance of other public companies. The financial results presented in accordance with U.S. GAAP and a reconciliation of this non-GAAP measure included within this Annual Report on Form 10-K should be carefully evaluated.

Acquisitions

In addition to our organic growth, we have grown through acquisitions that have expanded our presence in current markets, with the goal of having all three levels of in-home care in our markets, or facilitating our entry into new markets where in-home care has been moving to managed care organizations.

On March 9, 2024, we completed the Upstate Acquisition for $0.4 million, with funding provided by available cash. With the Upstate Acquisition, the Company expanded its personal care segment in South Carolina.

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

On January 1, 2025, we completed the Jacksonville Acquisition for approximately $0.8 million, with funding provided by available cash. With the Jacksonville Acquisition, the Company expanded its personal care segment in Florida and recorded goodwill of $0.8 million.

On March 1, 2025, we completed the Great Lakes Acquisition for $2.6 million, with funding provided by available cash. With the Great Lakes Acquisition, the Company expanded its personal care segment in Michigan and recognized goodwill in its personal care segment of $2.6 million.

On August 1, 2025, we completed the Helping Hands Acquisition, for approximately $21.4 million, with funding through the Company’s revolving credit facility and available cash. With the Helping Hands Acquisition, the Company expanded its services within its personal care segment and entered the hospice and home health markets in Pennsylvania and recognized goodwill in its personal care segment of $19.0 million.

On October 1, 2025, we completed the Gold Horses Acquisition, for approximately $7.4 million, with funding provided by available cash. With the Gold Horses Acquisition, the Company expanded its services within its personal care segment in Texas and recognized goodwill in its personal care segment of $7.4 million.

Divestiture

Effective May 20, 2024, we entered into a definitive asset purchase agreement to sell all of the Company’s New York operations for a purchase price of up to $23.0 million in cash, subject to certain adjustments, including adjustments for future operating requirements (the “New York Asset Sale”). The purchase price included 50% cash consideration, paid out as an initial payment of $4.6 million and $6.9 million paid pro rata as a deferred payment as caregivers are transferred, and 50% in the form of contingent consideration for the Company’s New York Consumer Directed Personal Assistance Program (“CDPAP”) business. The Company entered into a consulting agreement with the purchaser effective May 20, 2024, as the transfer of clients and caregivers and payment for assets pursuant to the New York Asset Sale is occurring over time as regulatory approvals are received, coordination of the transfer of clients and caregivers occurs, and the change of control takes place. The Company determined that the consulting agreement gave it the ability to control the business until October 2024, when the Company determined that it no longer controlled the business as it transferred more than 50% of the clients and caregivers and therefore qualified for sale consideration of the New York Asset Sale. As a result, the Company deconsolidated the results of its New York operations and recorded a gain on divestiture of $3.7 million during the year ended December 31, 2024. The gain was reflected within general and administrative expenses on the consolidated statement of operations.

Revenue by Payor and Significant States

Our payor clients are principally federal, state and local governmental agencies and managed care organizations. The federal, state and local programs under which the agencies operate are subject to legislative, administrative and budgetary changes and other risks that can influence reimbursement rates. We have experienced a transition of business from government payors to managed care organizations, which we believe aligns with our emphasis on coordinated care and the reduction of the need for acute care. Medicare advantage revenue is included within Medicare.

For the years ended December 31, 2025, 2024 and 2023, our revenue by payor and significant states by segment were as follows:

	Personal Care
	2025		2024		2023
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
State, local and other governmental programs	$553,475	50.8%	$456,885	53.3%	$400,753	50.4%
Managed care organizations	501,528	46.0	376,604	44.0	367,557	46.2
Private pay	27,871	2.6	15,589	1.8	16,268	2.0
Commercial insurance	5,609	0.5	5,593	0.7	6,321	0.8
Other	732	0.1	1,910	0.2	3,819	0.6
Total personal care segment net service revenues	$1,089,215	100.0%	$856,581	100.0%	$794,718	100.0%
Illinois	$458,828	42.1%	$441,012	51.5%	$411,081	51.7%
Texas	216,712	19.9	17,936	2.0	—	—
New Mexico	118,588	10.9	115,381	13.5	115,986	14.6
New York	—	—	71,763	8.4	92,469	11.6
All other states	295,087	27.1	210,489	24.6	175,182	22.1
Total personal care segment net service revenues	$1,089,215	100.0%	$856,581	100.0%	$794,718	100.0%

With the Jacksonville Acquisition, the Great Lakes Acquisition, the Helping Hands Acquisition and the Gold Horses Acquisition in 2025, the Company expanded its personal care services to consumers in the state of Florida, Michigan, Pennsylvania and Texas. With the acquisition of Upstate and the Gentiva Acquisition in 2024, the Company expanded its personal care services to consumers in the state of Arizona, Arkansas, California, Missouri, North Carolina, South Carolina and Texas.

	Hospice
	2025		2024		2023
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$244,344	93.1%	$208,099	91.2%	$186,317	89.9%
Commercial insurance	8,558	3.3	11,744	5.2	12,385	6.0
Managed care organizations	8,155	3.1	7,603	3.3	7,037	3.4
Other	1,485	0.5	745	0.3	1,416	0.7
Total hospice segment net service revenues	$262,542	100.0%	$228,191	100.0%	$207,155	100.0%
Ohio	$101,833	38.8%	$84,811	37.2%	$74,871	36.1%
Illinois	60,427	23.0	52,560	23.0	47,247	22.8
New Mexico	32,865	12.5	28,532	12.5	30,782	14.9
All other states	67,417	25.7	62,288	27.3	54,255	26.2
Total hospice segment net service revenues	$262,542	100.0%	$228,191	100.0%	$207,155	100.0%

With the Helping Hands Acquisition, the Company entered the hospice market in Pennsylvania, and with the acquisition of Tennessee Quality Care in 2023, the Company expanded its hospice services to patients in the state of Tennessee.

	Home Health
	2025		2024		2023
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$47,701	67.4%	$48,562	69.5%	$41,078	72.3%
Managed care organizations	17,010	24.0	17,603	25.2	12,613	22.2
State, local and other governmental programs (excluding Medicare)	4,001	5.7	639	1.0	440	0.8
Other	2,061	2.9	3,023	4.3	2,647	4.7
Total home health segment net service revenues	$70,773	100.0%	$69,827	100.0%	$56,778	100.0%
New Mexico	$34,724	49.1%	$32,766	46.9%	$32,949	58.0%
Tennessee	28,209	39.9	26,497	38.0	10,978	19.4
Illinois	7,171	10.1	10,564	15.1	12,851	22.6
All other states	669	0.9	—	—	—	—
Total home health segment net service revenues	$70,773	100.0%	$69,827	100.0%	$56,778	100.0%

With the Gentiva Acquisition and the acquisition of Tennessee Quality Care in 2023 expanded the Company’s home health operations in Tennessee.

We derive a significant amount of our net service revenues in Illinois, which represented 37.0% and 43.7% of our net service revenues for the years ended December 31, 2025 and 2024, respectively. A significant amount of our revenue is derived from one payor client, the Illinois Department on Aging, the largest payor program for our Illinois personal care operations, which accounted for 18.1% and 21.0% of our net service revenues for the years ended December 31, 2025 and 2024, respectively.

Changes in Illinois Reimbursement

As noted above, we derive a significant amount of our net service revenues in Illinois. Changes to reimbursement rates and minimum wage requirements may materially impact our revenues. For example, the Illinois fiscal year 2025 budget included an increase in hourly rates for in-home care services to $29.63, effective January 1, 2025, and required a minimum wage of $18.00 per hour for direct service workers. CMS approved an amendment to the Illinois HCBS Waiver for Persons Who are Elderly that included this rate increase, effective January 1, 2025. The Illinois fiscal year 2026 budget includes an increase in hourly rates for in-home care services to $30.80, effective January 1, 2026. This rate sustains a minimum wage of $18.75 per hour for direct service workers.

The City of Chicago requires the Chicago minimum wage to be adjusted annually based on increases in the Consumer Price Index (“CPI”), subject to a cap and other requirements. Effective July 1, 2025, the rate was adjusted to $16.60 based on the increase in the CPI.

Our business will benefit from the rate increases noted above as planned for 2026, but there is no assurance that there will be additional rate increases in Illinois for fiscal years beyond fiscal year 2026 to offset increases to minimum wage, and our financial performance will be adversely impacted for any periods in which an additional offsetting reimbursement rate increase is not in effect.

Changes in Texas Reimbursement

The Texas fiscal year 2026 budget included an increase in hourly rates to $17.13 for in-home care services effective September 1, 2025.

Changes in Medicare Reimbursement

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

Overall payments made by Medicare to each hospice provider number are subject to an inpatient cap and an aggregate cap. The inpatient cap limits the number of days of inpatient care for which Medicare will pay to no more than 20% of total patient care days. Days in excess of the limitation are paid at the routine home care rate. The aggregate cap limits the total Medicare reimbursement that a hospice may receive in a cap year (typically the federal fiscal year), based on an annual per-beneficiary cap amount, which is set each federal fiscal year, and the number of Medicare patients served. The per-beneficiary cap amount was updated to $35,361.44 for federal fiscal year 2026. If a hospice’s Medicare payments exceed its inpatient or aggregate caps, it must repay Medicare the excess amount.

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

CMS updates the HHPPS payment rates each calendar year. For calendar year 2026, CMS estimates that Medicare payments to home health agencies will decrease by 1.3%. This is based on a home health payment update percentage of 2.4%, which reflects a 3.2% market basket update, reduced by a productivity adjustment of 0.8 percentage points, among other changes. Home health providers that do not comply with quality data reporting requirements are subject to a 2-percentage point reduction to their market basket update. In addition, Medicare requires home health agencies to submit a one-time Notice of Admission (“NOA”) for each patient that establishes that the beneficiary is under a Medicare home health period of care. Failure to submit the NOA within five calendar days from the start of care will result in a reduction to the 30-day period payment amount for each day from the start of care date until the date the NOA is submitted.

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

CMS Final Rule: “Ensuring Access to Medicaid Services”

In May 2024, CMS finalized a rule intended to improve access to services and quality of care for Medicaid beneficiaries across fee-for-service and managed care delivery systems. The final rule includes significant provisions related to HCBS, including the “80/20” or “payment adequacy” requirement, which will require states to ensure by mid-2030 that at least 80% of all Medicaid payments a provider receives for homemaker, home health aide, and personal care services, less certain excluded costs, under specified programs are spent on total compensation (including benefits) for direct care workers furnishing these services, rather than administrative overhead or profit, subject to limited exceptions. The final rule includes several other measures intended to promote transparency and enhance quality and access to services, including a variety of reporting requirements for states. Given the long implementation period and the likelihood of further changes as a result of litigation, administration and congressional changes, further rule-making and state changes in response to the final rule, it is premature to predict the ultimate impact of the final rule on our business. Some states have adopted or may consider adopting similar caregiver compensation restrictions.

Potential Developments

Home care and other healthcare providers may be significantly impacted by changes to the Medicaid program, including changes resulting from the OBBBA and other legislation and administrative actions at the federal and state levels. Federal actions may impact funding for, or the structure of, the Medicaid program, including through changes to Medicaid waiver programs, and may shape provider reimbursement rates, eligibility and coverage policies, waiver programs and other aspects of state Medicaid programs at the state level. For example, the OBBBA includes provisions that are expected to result in Medicaid spending reductions and changes in administration of state Medicaid programs. Among other changes, the law requires changes to Medicaid financing mechanisms, including restrictions intended to reduce the federal matching funds received by state Medicaid programs, with greater restrictions in states that have expanded Medicaid. In addition, some members of Congress and the executive branch have raised, and Congress may in the future adopt, other proposals intended to reduce Medicaid expenditures such as restructuring the Medicaid program to give states a “block grant” or fixed amount of overall funding for their respective Medicaid programs or to impose spending caps such as per Medicaid beneficiary limits on federal contributions. Reductions in federal funding or changes to the federal funding formula for Medicaid under the OBBBA or future initiatives could have a significant impact, particularly in states that expanded Medicaid under the ACA and especially if federal contributions for Medicaid expansion populations decrease and states are unable to offset the reductions. Decreased federal funding and increased state obligations and administrative burden could strain state budgets, which could result in state limitations on Medicaid eligibility or coverage, payment rate reductions, and changes to Medicaid waiver programs, among other effects.

The outcome of the 2024 federal elections, affecting both the executive and legislative branches, increased regulatory uncertainty and the potential for significant policy changes. The executive branch has significant influence over healthcare policy changes through government agency regulation and executive orders have been issued that impact or may impact the healthcare industry. Further, some members of Congress and the executive branch have raised potential measures intended to accelerate the shift from traditional Medicare to Medicare Advantage or eliminating some or all of the consumer protections established by the ACA.

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

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. Our effective income tax rate was 24.7% and 25.9% for the years ended December 31, 2025 and 2024, respectively. The difference between our federal statutory and effective income tax rates was principally due to the inclusion of state taxes, non-deductible compensation, partially offset by the use of federal employment tax credits and an excess tax benefit.

Results of Operations

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

The following table sets forth, for the periods indicated, our consolidated results of operations.

	2025		2024		Change
		Net Service		Net Service
	Amount	Revenues	Amount	Revenues	Amount	%
Net service revenues	$1,422,530	100.0%	$1,154,599	100.0%	$267,931	23.2%
Cost of service revenues	960,656	67.5	779,578	67.5	181,078	23.2
Gross profit	461,874	32.5	375,021	32.5	86,853	23.2
General and administrative expenses	306,847	21.6	258,800	22.4	48,047	18.6
Depreciation and amortization	16,412	1.2	13,530	1.2	2,882	21.3
Total operating expenses	323,259	22.7	272,330	23.6	50,929	18.7
Operating income	138,615	9.7	102,691	8.9	35,924	35.0
Interest income	(2,442)	(0.2)	(4,394)	(0.4)	1,952	(44.4)
Interest expense	13,612	1.0	7,732	0.7	5,880	76.0
Total interest expense, net	11,170	0.8	3,338	0.3	7,832	234.6
Income before income taxes	127,445	8.9	99,353	8.6	28,092	28.3
Income tax expense	31,535	2.2	25,755	2.2	5,780	22.4
Net income	$95,910	6.7%	$73,598	6.4%	$22,312	30.3%

Net service revenues increased by 23.2% to $1,422.5 million for the year ended December 31, 2025, compared to $1,154.6 million in 2024. Net service revenues increased by $232.6 million, $34.4 million and $0.9 million in the personal care, hospice and home health segments, respectively, for the year ended December 31, 2025, compared to 2024. Net service revenue in our personal care segment increased, primarily due to a 36.3% increase in billable hours, offset by a 6.4% decrease in revenues per billable hour due to lower reimbursement rates attributable to the Gentiva and Helping Hands Acquisitions for the year ended December 31, 2025 compared to 2024. The increase in our hospice segment revenue was primarily due to organic growth, driven by an increase in average daily census and higher revenue per patient day.

Gross profit, expressed as a percentage of net service revenues, was 32.5% for the year ended December 31, 2025, unchanged from 2024.

General and administrative expenses increased to $306.8 million for the year ended December 31, 2025, compared to $258.8 million in 2024. The increase in general and administrative expenses was primarily due to the full-year effect of the Gentiva acquisition that resulted in an increase in administrative employee wages, taxes and benefit costs of $35.0 million. General and administrative expenses, expressed as a percentage of net service revenues, decreased to 21.6% for 2025, from 22.4% in 2024.

Depreciation and amortization increased to $16.4 million for the year ended December 31, 2025, from $13.5 million in 2024, primarily due to the increase of intangible asset amortization related to the full-year effect in 2025 of our fiscal year 2024 acquisitions and fiscal year 2025 acquisitions.

Interest expense increased to $13.6 million from $7.7 million for the year ended December 31, 2025, compared to 2024, primarily due to higher outstanding borrowings held under our credit facility. Interest income decreased to $2.4 million from $4.4 million for the year ended December 31, 2025, compared to 2024, due to an increase in cash investment into interest bearing accounts from the Company’s public offering of common stock in 2024.

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. The effective income tax rate was 24.7% and 25.9% for the years ended December 31, 2025 and 2024, respectively. Our lower effective income tax rate in 2025 was principally due to a higher excess tax benefit. For the years ended December 31, 2025 and 2024, the excess tax benefit were 2.3% and 0.5%, respectively.

Results of Operations – Segments

The following tables and related analysis summarize our operating results and business metrics by segment:

Personal Care Segment

	For the Years Ended December 31,
	2025		2024		Change
	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$1,089,215	100.0%	$856,581	100.0%	$232,634	27.2%
Cost of services revenues	784,820	72.1	614,541	71.7	170,279	27.7
Gross profit	304,395	27.9	242,040	28.3	62,355	25.8
General and administrative expenses	97,194	8.9	67,823	7.9	29,371	43.3
Segment operating income	$207,201	19.0%	$174,217	20.4%	$32,984	18.9%

Business Metrics (Actual Numbers, Except Billable Hours in Thousands)
Locations at period end	201		196
Average billable census * (1)	51,249		52,019		(770)	(1.5)%
Billable hours * (2)	42,670		31,309		11,361	36.3
Average billable hours per census per month * (2)	70.1		71.5		(1.4)	(2.0)
Billable hours per business day * (2)	163,487		119,498		43,989	36.8
Revenues per billable hour * (2)	$25.48		$27.21		$(1.73)	(6.4)
Same store growth revenue % * (3)	7.0%		7.7%		(0.7)	(9.1)%

(1)

Average billable census is the number of unique clients receiving a billable service during the year and is the total census divided by months in operation during the period. Average billable census did not include New York operations for the year ended December 31, 2025, and included 964 for the year ended December 31, 2024, respectively (See Note 5 to the Notes to Condensed Consolidated Financial Statements, Divesture).

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

The personal care segment derives a significant amount of its net service revenues from operations in Illinois, which represented 42.1% and 51.5% of our net service revenues for the years ended December 31, 2025 and 2024, respectively. One payor client, the Illinois Department on Aging, accounted for 18.1% and 21.0% of net service revenues for the years ended December 31, 2025 and 2024, respectively. Net service revenues from state, local and other governmental programs accounted for 50.8% and 53.3% of net service revenues for the years ended December 31, 2025 and 2024, respectively. Managed care organizations accounted for 46.0% and 44.0% of net service revenues for the years ended December 31, 2025 and 2024, respectively, with commercial insurance, private pay and other payors accounting for the remainder of net service revenues.

Net service revenues increased by 27.2% for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily as a result of a 36.3% increase in billable hours, which more than offset a 6.4% decrease in revenues per billable hour discussed above.

Gross profit, expressed as a percentage of net service revenues, was relatively consistent at 27.9% for the year ended December 31, 2025, compared to 28.3% in 2024.

The personal care segment’s general and administrative expenses primarily consist of administrative employee wages, taxes and benefit costs, rent, information technology and office expenses. General and administrative expenses, expressed as a percentage of net service revenues, was 8.9% and 7.9% for the years ended December 31, 2025 and 2024, respectively.

Hospice Segment

	For the Years Ended December 31,
	2025		2024		Change
	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$262,542	100.0%	$228,191	100.0%	$34,351	15.1%
Cost of services revenues	134,618	51.3	120,922	53.0	13,696	11.3
Gross profit	127,924	48.7	107,269	47.0	20,655	19.3
General and administrative expenses	60,510	23.0	55,338	24.3	5,172	9.3
Segment operating income	$67,414	25.7%	$51,931	22.7%	$15,483	29.8%

Business Metrics (Actual Numbers)
Locations at period end	39		38
Admissions * (1)	13,240		12,866		374	2.9%
Average daily census * (2)	3,760		3,461		299	8.6
Average length of stay * (3)	95.6		94.1		1.5	1.5
Patient days * (4)	1,369,425		1,266,701		102,724	8.1
Revenue per patient day * (5)	$191.06		$181.08		$9.98	5.5%
Organic growth
- Revenue * (6)	14.1%		5.9%		8.2	139.0%
- Average daily census * (6)	8.2%		1.3%		6.9	530.8%

(1)	Represents referral process and new patients on service during the period.
(2)	Average daily census is total patient days divided by the number of days in the period, adjusted for patient days for acquisitions beginning on date of acquisition.
(3)	Average length of stay is the average number of days a patient is on service, calculated upon discharge, and is total patient days divided by total discharges in the period.
(4)	Patient days is days of service for all patients in the period.

(5)	Revenue per patient day is hospice revenue divided by the number of patient days in the period.
(6)

Revenue organic growth and average daily census organic growth reflect the change in year-over-year revenue and average daily census for the same store base. We define the same store base to include those stores open for at least 52 full weeks. These measures highlight the performance of existing stores, while excluding the impact of acquisitions, new store openings, closures and cap reserves.

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

Net service revenues from Medicare accounted for 93.1% and 91.2% and managed care organizations accounted for 3.1% and 3.3% for the years ended December 31, 2025 and 2024, respectively. Net service revenues increased by $34.4 million for the year ended December 31, 2025, compared to the year ended December 31, 2024 primarily driven by organic growth, reflected in an increase in average daily census and higher revenue per patient day.

Gross profit, expressed as a percentage of net service revenues, increased from 47.0% for the year ended December 31, 2024 to 48.7% for the year ended December 31, 2025, primarily due to higher net service revenues and improved operating leverage within direct service costs.

The hospice segment’s general and administrative expenses primarily consist of administrative employee wages, taxes and benefit costs, rent, information technology and office expenses. General and administrative expenses, expressed as a percentage of net service revenues, was 23.0% and 24.3% for the years ended December 31, 2025 and 2024, respectively. The decrease in general and administrative expenses was primarily due to improved operating leverage within administrative functions.

Home Health Segment

	For the Years Ended December 31,
	2025		2024		Change
	Amount	% of Segment Net Service Revenues	Amount	% of Segment Net Service Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$70,773	100.0%	$69,827	100.0%	$946	1.4%
Cost of services revenues	41,219	58.2	44,115	63.2	(2,896)	(6.6)
Gross profit	29,554	41.8	25,712	36.8	3,842	14.9
General and administrative expenses	17,103	24.2	17,778	25.5	(675)	(3.8)
Segment operating income	$12,451	17.6%	$7,934	11.3%	$4,517	56.9%

Business Metrics (Actual Numbers)
Locations at period end	22		24
New admissions * (1)	18,474		18,622		(148)	(0.8)%
Recertifications * (2)	11,010		13,047		(2,037)	(15.6)
Total volume * (3)	29,484		31,669		(2,185)	(6.9)
Visits * (4)	366,228		422,516		(56,288)	(13.3)%
Organic growth
- Revenue * (5)	(3.6)%		(3.1)%		(0.5)	16.1%

(1)	Represents new patients during the period.
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

The home health segment generates revenue by providing home health services on a short-term, intermittent or episodic basis to individuals, generally to treat an illness or injury. Net service revenues from Medicare accounted for 67.4% and 69.5% and managed care organizations accounted for 24.0% and 25.2% for the years ended December 31, 2025 and 2024, respectively. Home health services provided to Medicare beneficiaries are paid under the Medicare HHPPS, which uses national, standardized 30-day period payment rates for periods of care. CMS uses the PDGM as the case-mix classification model to place periods of care into payment categories, classifying patients based on clinical characteristics. An outlier adjustment may be paid for periods of care in which costs exceed a specific threshold amount.

Net service revenues were relatively flat for the year ended December 31, 2025, compared to 2024, despite declines in visits and total volume during the year. The decrease in visits and total volume was due to concerted effort around reducing patient census from contracts with no margin.

Gross profit, expressed as a percentage of net service revenues, increased from 36.8% for the year ended December 31, 2024 to 41.8% for the year ended December 31, 2025, primarily due to a decrease of 6.1% in direct service employee wages, taxes and benefit costs.

The home health segment’s general and administrative expenses consist of administrative employee wages, taxes and benefit costs, rent, information technology and office expenses. General and administrative expenses, expressed as a percentage of net service revenues, were 24.2% and 25.5% for the years ended December 31, 2025 and 2024, respectively. The decrease in general and administrative expenses was primarily due to more efficient operations for administrative employees for the year ended December 31, 2025.

Non-GAAP Financial Measures

Adjusted EBITDA is a non-GAAP measure that has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results of operations as reported under generally accepted accounting principles in the United States (“GAAP”). The financial results presented in accordance with U.S. GAAP and a reconciliation of this non-GAAP measure included within this Annual Report on Form 10-K should be carefully evaluated.

We define Adjusted EBITDA as earnings before net interest expense, taxes, depreciation, amortization, acquisition expense, stock-based compensation expense, restructuring and other non-recurring costs, the gain or loss on the sale of assets, the impairment of operating lease assets, the impact of New York retroactive rate increases, and the impact of New York accounts receivable settlements. Adjusted EBITDA is a performance measure used by management that is not calculated in accordance with GAAP. It should not be considered in isolation or as a substitute for net income, operating income or any other measure of financial performance calculated in accordance with GAAP. Additionally, our calculation of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

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

•

We recorded stock-based compensation expense of $16.4 million, $11.2 million and $10.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. By comparing our Adjusted EBITDA in different periods, our investors can evaluate our operating results without stock-based compensation expense, which is a non-cash expense which we believe is not a key measure of our operations.

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

The following table sets forth a reconciliation of net income, the most directly comparable GAAP measure, to Adjusted EBITDA:

	For the Years Ended December 31,
	2025	2024	2023
	(Amounts In Thousands)
Reconciliation of net income to Adjusted EBITDA (a):
Net income	$95,910	$73,598	$62,516
Interest expense, net	11,170	3,338	9,630
Impact of New York retroactive rate increases	—	(3,004)	(868)
Impact of New York accounts receivable settlements	(1,864)	—	—
Income tax expense	31,535	25,755	18,810
Depreciation and amortization	16,412	13,530	14,126
Acquisition expense	8,899	14,678	6,220
Stock-based compensation expense	16,424	11,165	10,319
Restructuring and other non-recurring costs	1,500	—	269
Impairment of operating lease assets	—	4,968	—
Gain on sale of assets	(2)	(3,738)	(2)
Adjusted EBITDA*	$179,984	$140,290	$121,020

(a)	The selected historical Consolidated Statements of Income data for the fiscal years ended December 31, 2025, 2024 and 2023, were derived from our audited Consolidated Financial Statements.

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

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand and cash from operations and borrowings under our credit facility. At December 31, 2025 and 2024, we had cash balances of $81.6 million and $98.9 million, respectively. Cash flows from operating activities represent the inflow of cash from our payor clients and the outflow of cash for payroll and payroll taxes, operating expenses, interest and taxes.

We drew approximately $11.3 million on the revolver portion of our credit facility to fund, in part, the purchase price paid in connection with the Helping Hands Acquisition and repaid $110.0 million under our revolving credit facility in 2025. At December 31, 2025, we had a total of $124.3 million in revolving loans, with an interest rate of 5.48% outstanding on our credit facility. After giving effect to the amounts drawn on our credit facility, approximately $7.9 million of outstanding letters of credit and borrowing limits based on an advance multiple of Adjusted EBITDA (as defined in the Credit Agreement), we had $650.0 million of capacity and $517.7 million available for borrowing under our credit facility. At December 31, 2024, we had a total of $223.0 million of revolving loans, with an interest rate of 6.34%. During the year ended December 31, 2024, the Company drew approximately $233.0 million on the revolver portion of its credit facility to fund, in part, the purchase price paid in connection with the Gentiva Acquisition and repaid $136.4 million under our revolving credit facility.

Our credit facility requires us to maintain a total net leverage ratio not exceeding 3.75:1.00. At December 31, 2025, we were in compliance with our financial covenants under the Credit Agreement. Although we believe our liquidity position remains strong, we can provide no assurance that we will remain in compliance with the covenants in our Credit Agreement, and in the future, it may prove necessary to seek an amendment with the bank lending group under our credit facility. Additionally, there can be no assurance that we will be able to raise additional funds on terms acceptable to us, if at all.

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

Current Macroeconomic Conditions and American Rescue Plan Act of 2021 Relief Funding

Economic conditions in the United States continue to be challenging in certain respects. For example, the United States economy continues to experience inflationary pressures, elevated interest rates and challenging labor market conditions. Any economic downturn would pose a risk to states’ revenues, which in turn could affect our reimbursements and collections received for services rendered. Depending on the severity and length of any potential economic downturn as well as the extent of any federal support, states could face significant fiscal challenges and revise their revenue forecasts and adjust their budgets, and sales tax collections and income tax withholdings could be depressed. State budgetary challenges may be augmented by other factors, including the impact of the OBBBA and other federal legislation.

ARPA Spending Plans

To mitigate the fiscal effects of the COVID-19 public health emergency, the American Rescue Plan Act of 2021 (“ARPA”) provided for a 10-percentage point increase in federal matching funds for Medicaid HCBS from April 1, 2021, through March 31, 2022, provided the state satisfied certain conditions. States were generally required to use the state funds equivalent to the additional federal funds on activities to enhance Medicaid HCBS by March 31, 2025, but CMS granted extensions to several states, permitting some states spending plans to continue until as late as September 30, 2026.

HCBS spending plans for the additional matching funds vary by state, but common initiatives in which the Company participates include those aimed at strengthening the provider workforce (e.g., efforts to recruit, retain, and train direct service providers). The Company is required to properly and fully document the use of such funds in reports to the state in which the funds originated. Funds may be subject to recoupment if not expended or if they are expended on non-approved uses.

The Company received state funding provided by the ARPA in an aggregate amount of $7.2 million and $15.7 million for the years ended December 31, 2025 and 2024, respectively. The Company utilized $6.8 million and $10.2 million of these funds during the years ended December 31, 2025 and 2024, respectively, primarily for caregivers and adding support to recruiting and retention efforts. The deferred portion of ARPA funding was $11.7 million and $11.2 million for the years ended December 31, 2025 and 2024, respectively, which is included within Government stimulus advances on the Company’s Consolidated Balance Sheets.

Cash Flows

The following table summarizes historical changes in our cash flows for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
	(Amounts in Thousands)
Net cash provided by operating activities	$111,507	$116,434	$112,247
Net cash used in investing activities	(32,500)	(354,610)	(119,236)
Net cash (used in) provided by financing activities	(96,301)	272,296	(8,181)

Net cash provided by operating activities was $111.5 million for the year ended December 31, 2025, compared to $116.4 million in 2024, primarily due to the increase in net income offset by a decrease in cash flows from changes in operating assets and liabilities. The changes in accounts receivable were primarily related to the growth in revenue during the year ended December 31, 2025, compared to 2024, as described below. The related receivables due from the Illinois Department on Aging represented 25.2% and 21.7% of net accounts receivable at December 31, 2025 and 2024, respectively.

Net cash used in investing activities was $32.5 million for the year ended December 31, 2025, compared to $354.6 million for the year ended December 31, 2024. Our investing activities for the year ended December 31, 2025 primarily consisted of $31.6 million of net cash used for the Jacksonville Acquisition, the Great Lakes Acquisition, the Helping Hands Acquisition and the Gold Horses Acquisition, $7.7 million in purchases of property and equipment related to technology infrastructure, offset by $3.8 million in proceeds received relating to the New York Asset Sale and $2.9 million in proceeds received relating to the Gentiva Acquisition. Our investing activities for the year ended December 31, 2024, primarily consisted of $0.4 for the acquisition of Upstate, $353.5 million for the Gentiva Acquisition, $6.1 million in purchases of property and equipment related to technology infrastructure, offset by $5.4 million in proceeds received on the sale of our New York Asset Sale.

Net cash used in financing activities was $96.3 million for the year ended December 31, 2025, compared to net cash provided by $272.3 million for the year ended December 31, 2024. Our financing activities for the year ended December 31, 2025, included borrowings of $11.3 million on the revolver portion of our credit facility to fund the Helping Hands Acquisition and cash received from the exercise of stock options of $2.5 million, offset by $110.0 million payment on the revolver portion of our credit facility. Our financing activities for the year ended December 31, 2024 included borrowings of $233.0 million on the revolver portion of our credit facility to fund the Gentiva Acquisition, $175.6 million in net proceeds received from the Public Offering and cash received from the exercise of stock options of $3.4 million, offset by $136.4 million payment on the revolver portion of our credit facility and cash paid for debt issuance costs of $3.4 million.

Outstanding Accounts Receivable

Outstanding accounts receivable, net of the allowance for credit losses as of December 31, 2025 and 2024 were $151.7 million and $122.9 million, respectively, increased by $28.8 million. The open receivable balance from the Illinois Department on Aging, the largest payor program for the Company’s Illinois personal care operation, increased by $11.6 million from $26.7 million as of December 31, 2024 to $38.3 million as of December 31, 2025. Our collection procedures include review of account aging and direct contact with our payors. We have historically not used collection agencies. An uncollectible amount is written off to the allowance account after reasonable collection efforts have been exhausted.

We calculate our DSO by taking the accounts receivable outstanding, net of the allowance for credit losses, divided by the net service revenues for the last quarter, multiplied by the number of days in that quarter. Our DSOs were 38 days and 39 days at December 31, 2025 and 2024, respectively. The DSOs for our largest payor, the Illinois Department on Aging, at December 31, 2025 and 2024 were 55 days and 40 days, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2025, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

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

As of December 31, 2025 and 2024, goodwill was $996.7 million and $970.6 million, respectively, included in our Consolidated Balance Sheets. The carrying value of our goodwill is the excess of the purchase price over the fair value of the net assets acquired from various acquisitions. In accordance with ASC Topic 350, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite useful lives are not amortized. We test goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. We may elect to use a qualitative test to determine whether impairment has occurred, focused on various factors including macroeconomic conditions, market trends, specific reporting unit financial performance and other entity specific events, to determine if it is more likely than not that the fair value of a reporting unit exceeds its carrying value, including goodwill. We may also bypass the qualitative assessment and perform a quantitative test. The quantitative goodwill impairment test involves comparing the fair value of a reporting unit with its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, then goodwill is not impaired. If the fair value of a reporting unit is less than its carrying value, then goodwill is impaired to the extent of the difference.

For the year ended December 31, 2025, the Company elected to perform a qualitative analysis to evaluate whether it was more likely than not that the fair value of its reporting units exceeded their carrying values. Based on the results of the qualitative analysis, the Company concluded that threshold was met, and no further quantitative goodwill impairment testing was required.

For the years ended December 31, 2024 and 2023, we performed the quantitative analysis to evaluate whether an impairment occurred. Since quoted market prices for our reporting units are not available, we rely on widely accepted valuation techniques to determine fair value, including discounted cash flow and market multiple approaches, which capture both the future income potential of the reporting unit and the market behaviors and actions of market participants in the industry that includes the reporting unit. These types of models require us to make assumptions and estimates regarding future cash flows, industry-specific economic factors and the profitability of future business strategies. The discounted cash flow model uses a projection of estimated operating results and cash flows that are discounted using a weighted average cost of capital. The market multiple model estimates fair value based on market multiples of earnings before interest, taxes and depreciation and amortization. Under the discounted cash flow model, the projection uses management’s best estimates of economic and market conditions over the projected period for each reporting unit using significant assumptions such as revenue growth rates, operating margins and the weighted-average cost of capital.

Based on the totality of the information available, we concluded that it was more likely than not that the estimated fair values of our reporting units were greater than their carrying values. Consequently, we concluded that there were no impairments for the years ended December 31, 2025, 2024 or 2023. The Company bases its fair value estimates on assumptions management believes to be reasonable but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

As of December 31, 2025 and 2024, intangibles, net of accumulated amortization, was $102.4 million and $109.6 million, respectively, included in our Consolidated Balance Sheets. Our identifiable intangible assets consist of customer and referral relationships, trade names, trademarks, state licenses and non-competition agreements. Definite-lived intangible assets are amortized using straight-line and accelerated methods based upon the estimated useful lives of the respective assets, which range from one to twenty-five years, and assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Customer and referral relationships are amortized systematically over the periods of expected economic benefit, which range from five to ten years. We would recognize an impairment loss when the estimated future non-discounted cash flows associated with the intangible asset are less than the carrying value. An impairment charge would then be recorded for the excess of the carrying value over the fair value. We estimate the fair value of these intangible assets using the income approach. In accordance with ASC Topic 350, Goodwill and Other Intangible Assets, intangible assets with indefinite useful lives are not amortized. We test intangible assets with indefinite useful lives for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. No impairment charge was recorded for the years ended December 31, 2025, 2024 or 2023. Amortization of intangible assets is reported in the statement of income caption, “Depreciation and amortization” and not included in the income statement caption cost of service revenues.

Recent Accounting Pronouncements

Refer to Note 1 to the Notes to Consolidated Financial Statements for further discussion.

Standby Letters of Credit

We had outstanding letters of credit of $7.9 million at December 31, 2025. These standby letters of credit benefit our third-party insurer for our high deductible workers’ compensation insurance program. The amount of the letters of credit is negotiated annually in conjunction with the insurance renewals.

Material Cash Requirements

We believe that our existing cash on hand, our anticipated cash flows from operations and amounts available under our Credit Agreement will be sufficient to fund our anticipated operating and investing needs for the next 12 months and for the foreseeable future thereafter. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to the effects of risks detailed in Part I, Item 1A—”Risk Factors”.

Debt

As of December 31, 2025, the Company had outstanding debt on our revolving loan under our credit facility of $124.3 million, payable on July 30, 2028. Interest payments associated with the debt aggregate to $21.4 million, with $8.5 million payable within 12 months. As described in Note 9 to the Notes to Consolidated Financial Statements, interest on borrowings under the revolving loan are variable. The calculated interest payable amounts use actual rates available through January 2026 and assumes the January rates of 5.48%, for all future interest payable on the revolving loans. See Note 9, Long-Term Debt, to the Notes to Consolidated Financial Statements for additional details of our long-term debt.

Leases

The Company has lease arrangements for local branches, our corporate headquarters and certain equipment. As of December 31, 2025, the Company had fixed lease payment obligations aggregating to $59.5 million, with $15.8 million payable within 12 months. See Note 2, Leases, to the Notes to Consolidated Financial Statements for additional details of our leases.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. As of December 31, 2025, we had outstanding borrowings of approximately $124.3 million on our credit facility, all of which was subject to variable interest rates. As of December 31, 2024, we had outstanding borrowings of approximately $223.0 million on our credit facility, all of which was subject to variable interest rates. If the variable rates on this debt were 100 basis points higher than the rate applicable to the borrowing during the year ended December 31, 2025, our net income would have decreased by $1.4 million, or $0.08 per diluted share. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.

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

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Under SEC Staff guidance, companies are permitted to exclude acquisitions from their first assessment of internal control over financial reporting which covers the period in which such acquisition was completed. We excluded Helping Hands Home Care Service, Inc., a Pennsylvania corporation (“Helping Hands”) and Gold Horses, LLC, a Texas limited liability company (“Gold Horses”) from our assessment of internal control over financial reporting as of December 31, 2025 because they were acquired in purchase business combinations on August 1, 2025 and October 1, 2025, respectively.

•	Helping Hands represented 0.5% of our revenues, 0.5% of our operating income and 0.2% of our assets as of and for the year ended December 31, 2025.

•	Gold Horses represented 0.2% of our revenues, 0.4% of our operating income and 0.0% of our assets as of and for the year ended December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears within Part IV, Item 15—“Exhibits and Financial Statement Schedules.”

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2025, each of the following directors and Section 16 officers adopted a Rule 10b5-1 Trading Arrangement (as defined in Item 408(a) of Regulation S-K) to sell common shares:

				Shares Vesting and Subject to	Other Shares Being Sold
Name	Title	Adoption Date	Expiration Date (1)	Sell-To-Cover (2)	(Subject to Certain Conditions)
Heather Dixon	President and Chief Operating Officer	November 6, 2025	September 15, 2026	10,629	n/a

(1)	Each plan will expire on the date represented in the table or upon the earlier completion of all transactions contemplated by the arrangement.

(2)	This column indicates the total number of shares vesting in connection with equity awards, not the number of shares to be sold. The actual number of shares to be sold will be a smaller number based on whatever is required to satisfy payment of applicable withholding taxes under sell-to-cover arrangements.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K as we intend to file our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders pursuant to Regulation 14A of the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the 2026 Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2025.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the 2026 Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the 2026 Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the 2026 Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2025.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the 2026 Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2025.

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

		10-Q	001-34504	5/9/2017	10.3

10.10*	Addus HomeCare Corporation’s 2017 Omnibus Incentive Plan, effective as of April 27, 2017.	8-K	001-34504	6/16/2017	10.1

10.11*	Form of Nonqualified Stock Option Award Agreement pursuant to the 2017 Omnibus Incentive Plan.	10-K	001-34504	3/14/2018	10.28

10.12*	Form of Restricted Stock Award Agreement pursuant to the 2017 Omnibus Incentive Plan.	10-K	001-34504	3/14/2018	10.29

10.13	Stock Purchase Agreement, dated February 27, 2018, by and among Addus Healthcare, Inc., Michael J. Merrell and Mary E. Merrell, individually, Michael J. Merrell and Mary E. Merrell, as Trustees of the Merrell Revocable Trust UTA dated June 3, 2012, and Michael J. Merrell and Mary E. Merrell, as Trustees of the Ambercare Corporation Employee Stock Ownership Plan Trust.	8-K	001-34504	3/5/2018	10.1

10.14	Amended and Restated Credit Agreement by and among Addus HealthCare, Inc., as borrower, the Company, the other Credit Parties party thereto, the Lenders and L/C Issuers party thereto, and Capital One, National Association, as administrative agent.	10-Q	001-34504	8/11/2018	10.2

10.15*	Second Amended and Restated Employment and Non-Competition Agreement, dated November 5, 2018, by and between Addus HealthCare, Inc. and R. Dirk Allison.	10-Q	001-34504	8/11/2018	10.3

10.16*	Second Amended and Restated Employment and Non-Competition Agreement, dated November 5, 2018, by and between Addus HealthCare, Inc. and Brian Poff.	10-Q	001-34504	8/11/2018	10.4

10.17*	Second Amended and Restated Employment and Non-Competition Agreement, dated November 5, 2018, by and between Addus HealthCare, Inc. and Darby Anderson.	10-Q	001-34504	8/11/2018	10.6

10.18*	Second Amended and Restated Employment and Non-Competition Agreement, dated November 5, 2018, by and between Addus HealthCare, Inc. and W. Bradley Bickham.	10-Q	001-34504	8/11/2018	10.7

10.19	Amended and Restated Credit Agreement, dated as of October 31, 2018, by and among Addus HealthCare, Inc., as borrower, the Company, the other Credit Parties party thereto, the Lenders and L/C Issuers party thereto, and Capital One, National Association, as administrative agent.	10-Q	001-34504	11/8/2018	10.2

10.20*	Employment and Non-Competition Agreement, effective April 29, 2019, by and between Addus HealthCare, Inc. and Sean Gaffney.	8-K	001-34504	4/8/2019	99.2

10.21*	Employment and Non-Competition Agreement, effective November 7, 2019, by and between Addus HealthCare, Inc. and David Tucker.	10-K	001-34504	8/10/2020	10.40

10.22*	Employment and Non-Competition Agreement, effective November 7, 2019, by and between Addus HealthCare, Inc. and Mike Wattenbarger.	10-K	001-34504	8/10/2020	10.41

10.23	Equity Purchase Agreement, dated August 25, 2019, by and among Addus Healthcare, Inc., Hospice Partners of America, LLC, New Capital Partners II – HS, Inc., Senior Care Services, LLC, Eastside Partners II, L.P., and New Capital Partners II, LLC.	S-3ASR	333-233600	9/3/2019	2.1

10.24	First Amendment to Amended and Restated Credit Agreement, dated as of September 12, 2019, by and among Addus HealthCare, Inc., as the Borrower, Addus HomeCare Corporation, other Credit Parties party thereto, Capital One, National Association, as administrative agent and as a Lender, and the other Lenders party thereto.	10-Q	001-34504	9/13/2019	10.1

10.25	Unit Purchase Agreement, dated November 10, 2020, by and among Addus Healthcare, Inc., Queen City Hospice, LLC, Miracle City Hospice, LLC, and QCH Holdings LLC.	10-K	001-34504	3/1/2021	10.45

10.26	Amendment to Unit Purchase Agreement, dated December 3, 2020, by and among Addus Healthcare, Inc., Queen City Hospice, LLC, Miracle City Hospice, LLC, and QCH Holdings LLC.	10-K	001-34504	3/1/2021	10.46

10.27*	Employment and Non-Competition Agreement, effective June 14, 2021, by and between Addus HealthCare, Inc. and Roberton James Stevenson.	10-Q	001-34504	8/4/2021	10.2

10.28**	Second Amendment to Amended and Restated Credit Agreement, dated as of July 30, 2021, by and among Addus HealthCare, Inc., as the Borrower, Addus HomeCare Corporation, the other Credit Parties party thereto, Capital One, National Association, as administrative agent and as a Lender, and the other Lenders party thereto.	8-K	001-34504	8/4/2021	10.1

10.29*	2022 Form of Indemnification Agreement.	10-K	001-34504	2/25/2022	10.50

10.30*	Amended and Restated Employment and Non-Competition Agreement, effective March 1, 2022, by and between Addus HealthCare, Inc. and Monica Raines.	10-Q	001-34504	5/23/2022	10.1

10.31*	Employment and Non-Competition Agreement, effective April 20, 2022, by and between Addus HealthCare, Inc. and Cliff Blessing.	10-Q	001-34504	8/2/2022	10.1

10.32	Third Amendment to Amended and Restated Credit Agreement, dated as of April 26, 2023, by and among Addus HealthCare, Inc., as the Borrower, Addus HomeCare Corporation, the other Credit Parties party thereto, Capital One, National Association, as administrative agent and as a Lender, and the other Lenders party thereto.	10-Q	001-34504	5/2/2023	10.1

10.33*	Addus HomeCare Corporation Amended and Restated 2017 Omnibus Incentive Plan.	10-Q	001-34504	8/1/2023	10.1

10.34**	Membership Interests Purchase Agreement, dated June 28, 2023, by and among Addus HealthCare, Inc., HHH Newco Holdings, LLC, American Health Companies, LLC, American Home Care, LLC, Homecare, LLC, Tennessee Valley Home Care, LLC, and Tri-County Home Health and Hospice, LLC.	10-Q	001-34504	8/1/2023	10.1

10.35	Stock and Asset Purchase Agreement, dated June 8, 2024, by and between Addus HealthCare, Inc. and Curo Health Services, LLC.	8-K/A	001-34504	6/26/2024	10.1

10.36**	Fourth Amendment to Amended and Restated Credit Agreement, dated as of October 22, 2024, by and among Addus HealthCare, Inc., as the Borrower, Addus HomeCare Corporation, the other Credit Parties party thereto, Capital One, National Association, as administrative agent and as a Lender, and the other Lenders party thereto.	8-K	001-34504	10/22/2024	10.1

10.37*	Retention and Transition Agreement, dated March 10, 2025, by and between Addus Healthcare, Inc. and Heather Dixon.	8-K	001-34504	3/11/2025	10.1

10.38*	Third Amended and Restated Employment and Non-Competition Agreement, dated March 10, 2025, by and between Addus Healthcare, Inc. and Heather Dixon.	8-K	001-34504	3/11/2025	10.2

10.39*	Employment and Non-Competition Agreement, dated August 4, 2025, by and between Addus Healthcare, Inc. and Heather Dixon.	8-K	001-34504	8/7/2025	10.1

10.40*	Amended and Restated Retention and Transition Agreement, dated August 4, 2025, by and between Addus Healthcare, Inc. and W. Bradley Bickham.	8-K	001-34504	8/7/2025	10.2

21.1	Subsidiaries of Addus HomeCare Corporation.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

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

Date: February 24, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ R. DIRK ALLISON	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 24, 2026
R. Dirk Allison

/s/ BRIAN POFF	Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2026
Brian Poff

/s/ MICHAEL EARLEY	Director	February 24, 2026
Michael Earley

/s/ MARK L. FIRST	Director	February 24, 2026
Mark L. First

/s/ DARIN J. GORDON	Director	February 24, 2026
Darin J. Gordon

/s/ VERONICA HILL-MILBOURNE	Director	February 24, 2026
Veronica Hill-Milbourne

/s/ ESTEBAN LÓPEZ, M.D.	Director	February 24, 2026
Esteban López, M.D.

/s/ JEAN RUSH	Director	February 24, 2026
Jean Rush

/s/ SUSAN T. WEAVER, M.D., FACP	Director	February 24, 2026
Susan T. Weaver, M.D., FACP

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Addus HomeCare Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Addus HomeCare Corporation and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management has excluded Helping Hands Home Care Service, Inc., a Pennsylvania corporation (“Helping Hands”) and Gold Horses, LLC, a Texas limited liability company (“Gold Horses”) from its assessment of internal control over financial reporting as of December 31, 2025 because they were acquired by the Company in purchase business combinations during 2025. We have also excluded Helping Hands and Gold Horses from our audit of internal control over financial reporting. Helping Hands and Gold Horses are wholly-owned subsidiaries whose total revenues, total operating income, and total assets excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 0.5% and 0.2% of total revenues, respectively, approximately 0.5% and 0.4% of total operating income, respectively and approximately 0.2% and 0.0% of total assets, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.

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

Valuation of Accounts Receivable, Net of Allowances for Implicit Price Concessions

As described in Note 1 to the consolidated financial statements, net service revenue is recognized at the amount that reflects the consideration the Company expects to receive in exchange for providing services directly to consumers. Amounts collected may be less than amounts billed due to implicit price concessions, resulting from client eligibility issues, insufficient or incomplete documentation, services at levels other than authorized, pricing differences and other reasons unrelated to credit risk. Management estimates the value of accounts receivable, net of allowances for implicit price concessions, based upon historical experience and other factors, including an aging of accounts receivable, evaluation of expected adjustments, past adjustments and collection experience in relation to amounts billed, current contract and reimbursement terms, shifts in payors and other relevant information. The evaluation of these historical and other factors involves complex, subjective judgments. Accounts receivable, net of allowances for implicit price concessions (before the allowance for credit losses) were $155.0 million as of December 31, 2025.

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

February 24, 2026

We have served as the Company’s auditor since 2019.

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2025 and 2024

(amounts and shares in thousands, except per share data)

	2025	2024
Assets
Current assets
Cash	$81,617	$98,911
Accounts receivable, net of allowances for credit losses	151,695	122,880
Prepaid expenses and other current assets	36,179	38,591
Total current assets	269,491	260,382
Property and equipment, net of accumulated depreciation and amortization	24,998	24,703
Other assets
Goodwill	996,696	970,558
Intangibles, net of accumulated amortization	102,410	109,643
Operating lease assets, net	43,713	47,348
Total other assets	1,142,819	1,127,549
Total assets	$1,437,308	$1,412,634
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$16,832	$27,176
Accrued payroll	65,941	62,053
Accrued expenses	28,191	28,959
Operating lease liabilities, current portion	13,144	12,800
Government stimulus advances	11,699	11,239
Accrued workers’ compensation insurance	13,680	13,644
Total current liabilities	149,487	155,871
Long-term liabilities
Long-term debt, net of debt issuance costs	120,959	218,443
Long-term operating lease liabilities	37,259	41,883
Deferred income tax	44,065	25,820
Other long-term liabilities	235	125
Total long-term liabilities	202,518	286,271
Total liabilities	$352,005	$442,142
Stockholders’ equity
Common stock—$.001 par value; 40,000 authorized and 18,518 and 18,148 shares issued and outstanding as of December 31, 2025 and 2024, respectively	$18	$18
Additional paid-in capital	612,945	594,044
Retained earnings	472,340	376,430
Total stockholders’ equity	1,085,303	970,492
Total liabilities and stockholders’ equity	$1,437,308	$1,412,634

See accompanying Notes to Consolidated Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2025, 2024 and 2023

(amounts and shares in thousands, except per share data)

	For the Years Ended December 31,
	2025	2024	2023
Net service revenues	$1,422,530	$1,154,599	$1,058,651
Cost of service revenues	960,656	779,578	718,775
Gross profit	461,874	375,021	339,876
General and administrative expenses	306,847	258,800	234,794
Depreciation and amortization	16,412	13,530	14,126
Total operating expenses	323,259	272,330	248,920
Operating income	138,615	102,691	90,956
Interest income	(2,442)	(4,394)	(1,476)
Interest expense	13,612	7,732	11,106
Total interest expense, net	11,170	3,338	9,630
Income before income taxes	127,445	99,353	81,326
Income tax expense	31,535	25,755	18,810
Net income	$95,910	$73,598	$62,516
Net income per common share
Basic net income per share	$5.31	$4.33	$3.91
Diluted net income per share	$5.22	$4.23	$3.83
Weighted average number of common shares and potential common shares outstanding:
Basic	18,053	17,006	15,996
Diluted	18,391	17,380	16,311

See accompanying Notes to Consolidated Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2025, 2024 and 2023

(amounts and shares in thousands)

	Common Stock		Additional Paid in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2023	16,128	$16	$393,208	$240,316	$633,540
Issuance of shares of common stock under restricted stock award agreements	86	—	—	—	—
Stock-based compensation	—	—	10,319	—	10,319
Shares issued for exercise of stock options	13	—	319	—	319
Net income	—	—	—	62,516	62,516
Balance at December 31, 2023	16,227	$16	$403,846	$302,832	$706,694
Issuance of shares of common stock under restricted stock award agreements	151	—	—	—	—
Forfeiture of shares of common stock under restricted stock award agreements	(5)	—	—	—	—
Stock-based compensation	—	—	11,165	—	11,165
Shares issued for exercise of stock options	50	—	3,435	—	3,435
Shares issued in public offering, net of offering costs	1,725	2	175,598	—	175,600
Net income	—	—	—	73,598	73,598
Balance at December 31, 2024	18,148	$18	$594,044	$376,430	$970,492
Issuance of shares of common stock under restricted stock award agreements	265	—	—	—	—
Forfeiture of shares of common stock under restricted stock award agreements	(5)	—	—	—	—
Stock-based compensation	—	—	16,424	—	16,424
Shares issued for exercise of stock options	110	—	2,477	—	2,477
Net income	—	—	—	95,910	95,910
Balance at December 31, 2025	18,518	$18	$612,945	$472,340	$1,085,303

See accompanying Notes to Consolidated Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2025, 2024 and 2023

(amounts in thousands)

	For the Years
	Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$95,910	$73,598	$62,516
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	16,412	13,530	14,126
Deferred income taxes	17,867	13,192	2,819
Stock-based compensation	16,424	11,165	10,319
Amortization of debt issuance costs under the credit facility	1,294	1,050	860
Provision for credit losses	1,563	1,121	731
Gain on disposal of assets	(2)	(13)	—
Impairment of operating lease assets	—	4,968	13
(Gain) loss on termination of operating leases	21	42	(23)
Gain on divestiture of business	—	(3,725)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(26,650)	22,137	15,666
Prepaid expenses and other current assets	(1,753)	(19,065)	(3,113)
Government stimulus advances	460	5,474	(7,577)
Accounts payable	(12,656)	(1,909)	2,025
Accrued payroll	3,250	(146)	9,176
Accrued expenses and other liabilities	(633)	(4,985)	4,709
Net cash provided by operating activities	111,507	116,434	112,247
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(31,581)	(353,946)	(109,797)
Purchases of property and equipment	(7,719)	(6,050)	(9,454)
Proceeds received from disposal of assets	15	29	15
Proceeds received from previous acquisition	2,937	—	—
Proceeds received from divestiture of business	3,848	5,357	—
Net cash used in investing activities	(32,500)	(354,610)	(119,236)
Cash flows from financing activities:
Proceeds from borrowings on revolver — credit facility	11,335	233,000	110,000
Payments on revolver loan — credit facility	(110,000)	(136,353)	(118,500)
Proceeds from public offering	—	175,600	—
Payments for debt issuance costs under the credit facility	(113)	(3,386)	—
Cash received from exercise of stock options	2,477	3,435	319
Net cash (used in) provided by financing activities	(96,301)	272,296	(8,181)
Net change in cash	(17,294)	34,120	(15,170)
Cash, at beginning of period	98,911	64,791	79,961
Cash, at end of period	$81,617	$98,911	$64,791
Supplemental disclosures of cash flow information:
Cash paid for interest	$12,461	$6,520	$10,254
Cash paid for income taxes	12,620	26,251	14,985
Supplemental disclosures of non-cash investing and financing activities
Leasehold improvements acquired through tenant allowances	363	130	—
Licensing fees included in Fixed assets	—	—	4,000

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

Reclassification of Prior Balances

Certain reclassifications have been made to prior period amounts to conform to the current-year presentation including the reporting of Texas as a separate line item in personal care, commercial insurance as a separate line item in hospice, and state, local and other governmental programs (excluding Medicare) as a separate line item in home health. These reclassifications have no effect on the reported net income for the years ended December 31, 2025, 2024 and 2023.

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

Hospice Revenue

The Company generates net service revenues from providing hospice services to consumers who are terminally ill as well as related services for their families. Net service revenues are recognized as services are provided and costs for delivery of such services are incurred. The estimated payment rates are daily rates for each of the levels of care the Company delivers. Hospice companies are subject to two specific payment limit caps under the Medicare program each federal fiscal year, the inpatient cap and the aggregate cap. The inpatient cap limits the number of inpatient care days provided to no more than 20% of the total days of hospice care provided to Medicare patients for the year. If a hospice exceeds the number of allowable inpatient care days, the hospice must refund any amounts received for inpatient care that exceed the total of: (i) the product of the total reimbursement paid to the hospice for inpatient care multiplied by the ratio of the maximum number of allowable inpatient days to the actual number of inpatient care days furnished by the hospice to Medicare patients; and (ii) the product of the number of actual inpatient days in excess of the limitation multiplied by the routine home care rate. The aggregate cap, which is calculated each federal fiscal year, limits the amount of Medicare reimbursement a hospice may receive, based on the number of Medicare patients served. If a hospice’s Medicare payments exceed its aggregate cap, it must repay Medicare for the excess amount. In federal fiscal year 2026, the aggregate cap is $35,361.44. For both the years ended December 31, 2025 and 2024, the Company recorded a liability of $1.7 million, related to the Medicare aggregate cap limit.

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

Subsequent adjustments to accounts receivable determined to be the result of an adverse change in the payor’s ability to pay are recognized as provision for credit losses. The majority of what historically was classified as provision for credit losses under operating expenses is now treated as an implicit price concession factored into the determination of net service revenues discussed above. Our collection procedures include review of account aging and direct contact with our payors. We have historically not used collection agencies. An uncollectible amount is written off to the allowance account after reasonable collection efforts have been exhausted. As of December 31, 2025 and 2024, the allowance for credit losses balance was $3.3 million and $3.5 million, respectively, which is included in accounts receivable, net of allowances for credit losses on the Company’s Consolidated Balance Sheets.

Activity in the allowance for credit losses is as follows (in thousands):

Allowance for credit losses	Balance at beginning of period	Additions/ charges	Deductions (1)	Balance at end of period
Year ended December 31, 2025
Allowance for credit losses	$3,532	1,563	1,792	$3,303
Year ended December 31, 2024
Allowance for credit losses	$2,310	1,121	(101)	$3,532
Year ended December 31, 2023
Allowance for credit losses	$1,634	731	55	$2,310

(1) Write-offs, net of recoveries

Property and Equipment

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the related assets by use of the straight-line method. Maintenance and repairs are charged to expense as incurred. The estimated useful lives of the property and equipment are as follows:

In Years
Computer equipment	3 - 5
Furniture and equipment	5 - 7
Transportation equipment	5
Computer software	3 - 10
Leasehold improvements	Lesser of useful life or lease term

Leases

The Company recognizes a lease liability and a right-of-use (“ROU”) asset for all leases, including operating leases, with a term greater than twelve months on the balance sheet. We have historically entered into operating leases for local branches, our corporate headquarters and certain equipment. The Company’s current leases have expiration dates through 2036. Certain of our arrangements have free rent periods and/or escalating rent payment provisions. We recognize rent expense on a straight-line basis over the lease term. Certain of the Company’s leases include termination options and renewal options for periods ranging from one to five years. Renewal options generally are not considered in determining the lease term, and payments associated with the option years are excluded from lease payments unless we are reasonably certain to exercise the renewal option.

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

Operating lease assets are valued based on the initial operating lease liabilities plus any prepaid rent, reduced by tenant improvement allowances. Operating lease assets are tested for impairment in the same manner as our long-lived assets. For the year ended December 31, 2025, the Company did not record material impairment charges on operating lease assets. For the years ended December 31, 2024 and 2023, the Company recorded $5.0 million and $13,000 respectively, in impairment charges on operating lease assets, included within general administrative expenses.

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

As of December 31, 2025 and 2024, goodwill was $996.7 million and $970.6 million, respectively, included on the Company’s Consolidated Balance Sheets. The Company’s carrying value of goodwill is the excess of the purchase price over the fair value of the net assets acquired from various acquisitions. In accordance with Accounting Standards Codification (“ASC”) Topic 350, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite useful lives are not amortized. The Company tests goodwill for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. The Company may elect to use a qualitative test to determine whether impairment has occurred, focused on various factors including macroeconomic conditions, market trends, specific reporting unit financial performance and other entity specific events, to determine if it is more likely than not that the fair value of a reporting unit exceeds its carrying value, including goodwill. The Company may also bypass the qualitative assessment and perform a quantitative test. The quantitative goodwill impairment test involves comparing the fair value of a reporting unit with its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, then goodwill is not impaired. If the fair value of a reporting unit is less than its carrying value, then goodwill is impaired to the extent of the difference.

For the year ended December 31, 2025, the Company elected to perform a qualitative analysis to evaluate whether it was more likely than not that the fair value of its reporting units exceeded their carrying values. Based on the results of the qualitative analysis, the Company concluded that threshold was met, and no further quantitative goodwill impairment testing was required.

For the years ended December 31, 2024 and 2023, the Company performed the quantitative analysis to evaluate whether an impairment occurred. Since quoted market prices for our reporting units are not available, the Company relies on widely accepted valuation techniques to determine fair value, including discounted cash flow and market multiple approaches, which capture both the future income potential of the reporting unit and the market behaviors and actions of market participants in the industry that includes the reporting unit. These types of models require us to make assumptions and estimates regarding future cash flows, industry-specific economic factors and the profitability of future business strategies. The discounted cash flow model uses a projection of estimated operating results and cash flows that are discounted using a weighted average cost of capital. The market multiple model estimates fair value based on market multiples of earnings before interest, taxes and depreciation and amortization. Under the discounted cash flow model, the projection uses management’s best estimates of economic and market conditions over the projected period for each reporting unit using significant assumptions such as revenue growth rates, operating margins and the weighted-average cost of capital.

Based on the totality of the information available, the Company concluded that it was more likely than not that the estimated fair values of our reporting units were greater than their carrying values. Consequently, the Company concluded that there were no impairments for the years ended December 31, 2025, 2024 or 2023. The Company bases its fair value estimates on assumptions management believes to be reasonable but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

As of December 31, 2025 and 2024, intangibles, net of accumulated amortization, was $102.4 million and $109.6 million, respectively, included on the Company’s Consolidated Balance Sheets. The Company’s identifiable intangible assets consist of customer and referral relationships, trade names, trademarks, state licenses and non-competition agreements. Definite-lived intangible assets are amortized using straight-line and accelerated methods based upon the estimated useful lives of the respective assets, which range from one to twenty years, and assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Customer and referral relationships are amortized systematically over the periods of expected economic benefit, which range from three to fifteen years. The Company would recognize an impairment loss when the estimated future non-discounted cash flows associated with the intangible asset are less than the carrying value. An impairment charge would then be recorded for the excess of the carrying value over the fair value. The Company estimates the fair value of these intangible assets using the income approach. In accordance with ASC Topic 350, Goodwill and Other Intangible Assets, intangible assets with indefinite useful lives are not amortized. We test intangible assets with indefinite useful lives for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. No impairment charge was recorded for the years ended December 31, 2025, 2024 or 2023. Amortization of intangible assets is reported in the statement of income caption, “Depreciation and amortization” and not included in the income statement caption cost of service revenues.

Debt Issuance Costs

The Company amortizes debt issuance costs on a straight-line method over the term of the related debt. This method approximates the effective interest method. The Company has classified the debt issuance costs as a direct deduction from the carrying amount of the related liability.

Workers’ Compensation Program

The Company’s workers’ compensation insurance program has a $0.4 million deductible component. The Company recognizes its obligations associated with this program in the period the claim is incurred. The cost of both the claims reported and claims incurred but not reported, up to the deductible, have been accrued based on historical claims experience, industry statistics and an actuarial analysis. The future claims payments related to the workers’ compensation program are secured by letters of credit. These letters of credit totaled $7.9 million at December 31, 2025 and $8.0 million at December 31, 2024. The Company monitors its claims quarterly and adjusts its reserves as necessary in the current period. These costs are recorded primarily as cost of services on the Consolidated Statements of Income. As of December 31, 2025 and 2024, the Company recorded $13.7 million and $13.6 million, respectively, in accrued workers’ compensation insurance on the Company’s Consolidated Balance Sheets. As of December 31, 2025 and 2024, the Company recorded $0.5 million and $0.8 million, respectively, in workers’ compensation insurance receivables. The workers’ compensation insurance receivable is included in prepaid expenses and other current assets on the Company’s Consolidated Balance Sheets.

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

Stock-based Compensation

The Company currently has one stock incentive plan, the Amended and Restated 2017 Omnibus Incentive Plan (the “A&R 2017 Plan”), under which new grants of stock-based employee compensation are made. The Company accounts for stock-based compensation in accordance with ASC Topic 718, Stock Compensation. Compensation expense is recognized on a straight-line basis under the A&R 2017 Plan over the vesting period of the equity awards based on the grant date fair value of the options and restricted stock awards. The Company utilizes the Black-Scholes Option Pricing Model to value the Company’s options. Forfeitures are recognized when they occur. Stock-based compensation expense was $16.4 million, $11.2 million and $10.3 million for the years ended December 31, 2025, 2024 and 2023, respectively, included within general and administrative expenses on the Consolidated Statements of Income.

Diluted Net Income Per Common Share

Diluted net income per common share, calculated on the treasury stock method, is based on the weighted average number of shares outstanding during the period. The Company’s outstanding securities that may potentially dilute the common stock are stock options and restricted stock awards.

Included in the Company’s calculation of diluted earnings per share for the year ended December 31, 2025 were approximately 296,000 stock options outstanding, of which approximately 208,000 were dilutive. In addition, there were approximately 381,000 restricted stock awards outstanding, of which approximately 131,000 were dilutive for the year ended December 31, 2025.

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

Going Concern

In connection with the preparation of the financial statements for the years ended December 31, 2025 and 2024, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the entity’s ability to continue as a going concern within one year after the date of the issuance, of the financial statements. Based on the evaluation, we believe that cash flows from operations will be sufficient to meet our ongoing liquidity requirements for at least twelve months from the date of issuance.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 during the year ended December 31, 2025. Adoption of the standard did not have a material impact on the Company’s consolidated financial statements and expanded income tax disclosures.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new guidance is intended to provide investors more detailed disclosures around specific types of expenses. The new disclosures require certain details for expenses presented on the face of the Consolidated Statements of Operations as well as selling expenses to be presented in the notes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact of adopting the updated provisions.

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which replaces the incurred-loss model with a forward-looking current expected credit loss model that requires recognition of lifetime expected credit losses on financial assets measured at amortized cost and certain off-balance-sheet credit exposures (including trade accounts receivable and contract assets), using historical experience, current conditions, and reasonable and supportable forecasts. ASU 2025-05 is effective for annual reporting periods beginning after  December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The disclosure updates should be applied prospectively. The Company is currently evaluating the impact of the updated provisions.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The new guidance intends to modernize the guidance related to internal-use software costs to reflect current software development methods. It requires entities to begin capitalizing software costs when management authorizes and commits to funding the software project, and it is probable the project will be completed and the software will be used for its intended purpose. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, and may be adopted using a prospective, retrospective, or modified transition approach. Early adoption is permitted. The Company is currently evaluating the impact on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which provides guidance on the recognition, measurement, and presentation of government grants. ASU 2025-10 is effective for fiscal years beginning after December 15, 2028, and interim periods within those fiscal years, and permits modified prospective, modified retrospective, or full retrospective adoption, with early adoption permitted. The Company has evaluated the guidance and does not expect adoption to have a material impact on its consolidated financial statements or related disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies certain interim reporting guidance. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. The Company has evaluated the guidance and does not expect adoption to have a material impact on its consolidated financial statements.

2. Leases

Amounts reported on the Company’s Consolidated Balance Sheets for operating leases were as follows:

	December 31,
	2025	2024
	(Amounts in Thousands)
Operating lease assets, net	$43,713	$47,348
Short-term operating lease liabilities	13,144	12,800
Long-term operating lease liabilities	37,259	41,883
Total operating lease liabilities	$50,403	$54,683

Lease Costs

Components of lease costs were reported in general and administrative expenses in the Company’s Consolidated Statements of Income as follows:

	For the Years Ended December 31,
	(Amounts in Thousands)
	2025	2024	2023
Operating lease costs	$14,658	$13,386	$13,026
Short-term lease costs	1,118	735	1,147
Total lease costs	15,776	14,121	14,173
Less: sublease income	(226)	(2,267)	(2,770)
Total lease costs, net	$15,550	$11,854	$11,403

Lease Term and Discount Rate

Weighted average remaining lease terms and discount rates were as follows:

	December 31,
	2025	2024	2023
Operating leases:
Weighted average remaining lease term	5.05	5.48	6.26
Weighted average discount rate	6.37%	6.20%	5.47%

Maturity of Lease Liabilities

Remaining operating lease payments as of December 31, 2025 were as follows:

Operating Leases
(Amounts in Thousands)
Due in 12-month period ended December 31,
2026	$15,784
2027	12,565
2028	8,920
2029	6,822
2030	5,642
Thereafter	9,779
Total future minimum rental commitments	59,512
Less: Imputed interest	(9,109)
Total lease liabilities	$50,403

Supplemental Cash Flow Information

	For the Years Ended December 31,
	(Amounts in Thousands)
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16,775	$14,783	$14,396
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$9,305	$15,489	$17,221

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

Helping Hands Acquisition

On August 1, 2025, the Company completed the acquisition of Helping Hands Home Care Service, Inc., a Pennsylvania corporation (the “Helping Hands Acquisition”), for approximately $21.4 million. The purchase was funded through the Company’s revolving credit facility and available cash. With the Helping Hands Acquisition, the Company expanded its services within its personal care segment and entered the hospice markets in Pennsylvania. The related acquisition and integration costs were $0.9 million and $0.3 million for the twelve months ended December 31, 2025, respectively. These costs were included in general and administrative expenses on the Consolidated Statements of Income and were expensed as incurred.

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

The Helpings Hands Acquisition accounted for $7.2 million of net service revenues and $0.8 million of operating income for the year ended December 31, 2025.

Gentiva Acquisition

On December 2, 2024, the Company completed the Gentiva Acquisition. The purchase price was approximately $353.6 million and is subject to the completion of working capital and related adjustments. In 2025, the Company received $2.9 million in proceeds for purchase price adjustments. The purchase was funded with the combination of a $233.0 million draw on the Company’s revolving credit facility and a portion of the net proceeds of the Public Offering. With the Gentiva Acquisition, the Company expanded its services within its personal care services segment in Arizona, Arkansas, California and North Carolina, and entered the market in Missouri and Texas. The home health segment also was expanded in Tennessee. The related acquisition and integration costs were $10.8 million and $1.0 million, respectively, for the year ended December 31, 2024. These costs are included in general and administrative expenses on the Consolidated Statements of Income and were expensed as incurred.

Based upon management’s valuations, the fair values of the assets and liabilities acquired are as follows:

Total (Amounts in Thousands)
Goodwill	$309,898
Identifiable intangible assets	28,600
Cash	19
Accounts receivable	24,715
Property and equipment	1,112
Operating lease assets, net	6,838
Other current assets	71
Accounts payable	(1,555)
Accrued payroll	(5,648)
Operating lease liabilities, total	(6,386)
Deferred tax liabilities, net	(4,099)
Total purchase price	$353,565

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

Other Acquisitions

On  October 1, 2025, we completed our acquisition of the assets of Gold Horses, LLC for approximately $7.4 million (the “Gold Horses Acquisition”) with funding provided by available cash. With the Gold Horses Acquisition, the Company expanded its personal care segment in Texas and recognized goodwill in its personal care segment of $7.4 million.

On March 1, 2025, we completed our acquisition of the assets of Great Lakes Home Care Unlimited, LLC for $2.6 million (the “Great Lakes Acquisition”) with funding provided by available cash. With the Great Lakes Acquisition, the Company expanded its personal care segment in Michigan and recognized goodwill in its personal care segment of $2.6 million.

On January 1, 2025, we completed our acquisition of our Jacksonville affiliate for approximately $0.8 million (the “Jacksonville Acquisition”), with funding provided by available cash. With the Jacksonville Acquisition, the Company expanded its personal care segment in Florida and recorded goodwill of $0.8 million.

On March 9, 2024, we completed our acquisition of the operations of Upstate (“Upstate”)  for $0.4 million, with funding provided by available cash. With the purchase of Upstate, the Company expanded its personal care services segment in South Carolina.

On January 1, 2023, we completed the acquisition of CareStaff for approximately $1.0 million, with funding provided by available cash. With the purchase of CareStaff, the Company expanded its personal care services segment in Florida and recorded goodwill of $0.6 million.

For the year ended December 31, 2025, the following table contains unaudited pro forma Consolidated Income Statement information of the Company as if the Helping Hands Acquisition closed on January 1, 2024. For the year ended December 31, 2024, the following table contains unaudited pro forma Consolidated Income Statement information of the Company as if the Gentiva Acquisition closed on January 1, 2023. For the year ended December 31, 2023, the following table contains unaudited pro forma Consolidated Income Statement information of the Company as if the acquisition of Tennessee Quality Care closed on January 1, 2022.

	For the Years Ended December 31, (Amounts in Thousands, Unaudited)
	2025	2024	2023
Net service revenues	$1,433,474	$1,427,474	$1,363,545
Operating income from continuing operations	139,646	140,291	129,103
Net income from continuing operations	96,894	104,334	90,340
Net income per common share
Basic income per share	$5.37	$6.14	$5.65
Diluted income per share	$5.27	$6.00	$5.54

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

5. Divestiture

Effective May 20, 2024, the Company entered into a definitive asset purchase agreement to sell all of the Company’s New York operations for a purchase price of up to $23.0 million in cash, subject to certain adjustments, including adjustments for future operating requirements (the “New York Asset Sale”). The purchase included 50% cash consideration, paid out as an initial payment of $4.6 million, $6.9 million paid pro rata as a deferred payment as caregivers are transferred and 50% in the form of contingent consideration for the Company’s New York Consumer Directed Personal Assistance Program (“CDPAP”) business. The Company entered into a consulting agreement with the purchaser effective May 20, 2024, as the transfer of clients and caregivers and payment for assets pursuant to the New York Asset Sale is occurring over time as regulatory approvals are received, coordination of the transfer of clients and caregivers occurs, and the change of control takes place. The Company determined that the consulting agreement gave it the ability to control the business until October 2024, when the Company determined that it no longer controlled the business as it transferred more than 50% of the clients and caregivers and therefore qualified for the sale consideration of the New York Asset Sale. As a result, the Company deconsolidated the results of its New York operations and recorded a gain on divestiture of $3.7 million during the year ended December 31, 2024. The gain was reflected within general and administrative expenses on the consolidated statement of operations.

In connection with this transaction, the Company ceased operations in New York. During the twelve months ended December 31, 2025, the Company recorded deferred payments of $3.8 million with the remaining $2.3 million due from the purchaser reflected within prepaid expenses and other current assets on the condensed consolidated balance sheets as of December 31, 2025. No amount was recorded related to the CDPAP business contingent consideration.

The New York Asset Sale did not qualify as a discontinued operation because it did not represent a strategic shift that has or will have a major effect on the Company’s operation or financial results.

Goodwill and intangible assets of $2.9 million and $4.2 million, respectively, were derecognized in connection with the divestiture. The carrying amounts of the assets and liabilities associated with the New York personal care operations included in our Consolidated Balance Sheets as of December 31, 2025, were as follows (amounts in thousands):

December 31, 2025
Assets
Current assets
Accounts receivable, net of allowances	$—
Prepaid expenses and other current assets	13
Total current assets	13
Property and equipment, net of accumulated depreciation and amortization	—
Other assets
Goodwill	—
Intangibles, net of accumulated amortization	—
Operating lease assets, net	2,548
Total other assets	2,548
Total assets	$2,561
Liabilities
Current liabilities
Accounts payable	$201
Accrued payroll	—
Accrued expenses	—
Operating lease liabilities, current portion	602
Total current liabilities	803
Long-term liabilities
Operating lease liabilities, long-term portion	1,897
Total liabilities	$2,700

6. Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2025	2024
	(Amounts in Thousands)
Computer software	$30,599	$27,208
Computer equipment	16,199	12,809
Leasehold improvements	12,228	11,773
Furniture and equipment	7,147	6,532
Transportation equipment	106	231
	66,279	58,553
Less: accumulated depreciation and amortization	(41,281)	(33,850)
	$24,998	$24,703

Computer software includes $1.3 million of internally developed software for both the years ended December 31, 2025 and 2024. Depreciation and amortization expense totaled $7.8 million, $6.6 million and $6.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

7. Goodwill and Intangible Assets

A summary of goodwill by segment and related adjustments is provided below:

	Goodwill
	Hospice	Personal Care	Home Health	Total
	(Amounts In Thousands)
Goodwill at December 31, 2023	$432,799	$153,276	$76,920	$662,995
Additions for acquisitions	—	292,204	18,094	310,298
Adjustments to previously recorded goodwill	41	(2,954)	178	(2,735)
Goodwill at December 31, 2024	432,840	442,526	95,192	970,558
Additions for acquisitions	—	30,187	—	30,187
Adjustments to previously recorded goodwill	26	(3,732)	(343)	(4,049)
Goodwill at December 31, 2025	$432,866	$468,981	$94,849	$996,696

In 2025, the Company recognized goodwill in the personal care services segment of $30.2 million related to the Jacksonville Acquisition, the Great Lakes Acquisition, the Helping Hands Acquisition and the Gold Horses Acquisition. In 2024, the Company recognized goodwill in the personal care services segment of $292.2 million related to the acquisition of Upstate and the Gentiva Acquisition and recognized goodwill in the home health segment of $18.1 million related to the Gentiva Acquisition. In connection with the acquisition of Tennessee Quality Care in 2023, the Company recognized goodwill in its hospice and home health segments of $35.0 million and $44.3 million, respectively. The Company also recognized goodwill of $0.6 million related to the CareStaff acquisition in the personal care services segment in 2023.

Goodwill adjustments to previously recorded goodwill are generally related to accounts receivable and accrued expenses based on the final valuations. See Note 4 to the Notes to Consolidated Financial Statements for additional information regarding the acquisitions made by the Company in 2024 and 2023, and Note 5 for additional information regarding the divestiture for New York Asset Sale.

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

Goodwill and certain state licenses are not amortized pursuant to ASC Topic 350. We test intangible assets with indefinite useful lives for impairment at the reporting unit level on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. The Company did not record any impairment charges for the years ended December 31, 2025, 2024 or 2023.

For the years ended December 31, 2024 and 2023, the Company performed its annual goodwill impairment test using a quantitative analysis, which compares the estimated fair value of each reporting unit to its carrying value. The Company estimates the fair value of the reporting unit using both a discounted cash flow model as well as a market multiple model. The cash flow forecasts are adjusted by an appropriate discount rate based on the Company’s estimate of a market participant’s weighted-average cost of capital. These models are both based on the Company’s best estimate of future revenues and operating costs and are reconciled to the Company’s consolidated market capitalization, with consideration of the amount a potential acquirer would be required to pay, in the form of a control premium. The determination of fair value in the Company’s goodwill impairment analysis is based on an estimate of fair value for each reporting unit utilizing known and estimated inputs at the evaluation date. Some of those inputs include, but are not limited to, the most recent price of the Company’s common stock and fair value of long term debt, estimates of future revenue and expense growth, estimated market multiples, expected capital expenditures, income tax rates and cost of invested capital. For the years ended December 31, 2024 and 2023, under the quantitative assessment, the Company’s estimated fair values of each of its reporting units exceeded the respective carrying amounts.

For the year ended December 31, 2025, the Company elected to perform a qualitative assessment to evaluate whether it was more likely than not that the fair value of each reporting unit is less than its carrying amount. As part of the qualitative assessments, the Company considered (i) the magnitude of the reporting unit’s excess fair value over its carrying amount from the most recent quantitative impairment test, (ii) industry and market conditions, including the impacts of the interest rate environment, (iii) historical financial performance, including our revenue, earnings, and operating cash flow growth trends, (iv) the Company’s forecasts of revenue, earnings, and operating cash flows, (v) cost factors, including the effects of inflation and rising prices, (vi) the regulatory environment, (vii) other factors specific to each reporting unit, such as a change in strategy, a change in management, or acquisitions and divestitures affecting the composition of the reporting unit and its future operating results, and (viii) consideration of changes in the Company’s market capitalization. For the year ended December 31, 2025, under the qualitative assessment, the Company concluded that it was more likely than not that the fair value of each of its reporting units exceeded its respective carrying amounts as of the annual testing date.

The carrying amount and accumulated amortization of each identifiable intangible asset category consisted of the following at December 31, 2025 and 2024:

		December 31, 2025			December 31, 2024
		(Amounts in Thousands)			(Amounts in Thousands)
	Estimated Useful Life	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Customer and referral relationships (in years)	3 - 15	$34,201	$(33,656)	$545	$34,201	$(33,255)	$946
Trade names and trademarks (in years)	1 - 20	59,366	(26,535)	32,831	59,366	(21,900)	37,466
Non-competition agreement (in years)	3 - 5	6,728	(6,663)	65	6,728	(6,263)	465
State Licenses (in years)	6 - 10	26,529	(4,190)	22,339	24,981	(1,243)	23,738
State Licenses	Indefinite	46,630	—	46,630	47,028	—	47,028
Total intangible assets		$173,454	$(71,044)	$102,410	$172,304	$(62,661)	$109,643

During the year ended December 31, 2025, the Company acquired state licenses of $1.2 million in connection with the Helping Hands Acquisition.

During the year ended December 31, 2024, the Company acquired state licenses and a trade name of $23.0 million and $4.9 million, respectively, in its personal care services segment related to the Gentiva Acquisition. The Company also acquired indefinite-lived state licenses of $0.7 million in its home health segment in connection with the Gentiva Acquisition.

Amortization expense related to the identifiable intangible assets amounted to $8.4 million, $6.7 million and $7.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The weighted average remaining useful life of identifiable intangible assets as of December 31, 2025, is 9.11 years.

The estimated future intangible amortization expense is as follows:

For the year ended December 31,	Total (Amount in Thousands)
2026	$7,638
2027	7,312
2028	5,601
2029	5,497
2030	5,423
Thereafter	24,309
Total intangible assets subject to amortization	$55,780

8. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2025	2024
	(Amounts in Thousands)
Income tax receivable	$10,520	$11,568
Prepaid payroll	7,960	8,716
Prepaid workers’ compensation and liability insurance	5,694	4,254
Prepaid licensing fees	4,167	5,414
Workers’ compensation insurance receivable	474	810
Other (1)	7,364	7,829
Total prepaid expenses and other current assets	$36,179	$38,591

(1)	Included $2.3 and $6.1 million related to the New York Asset Sale deferred payments as of December 31, 2025, and December 31, 2024, respectively.

Accrued expenses consisted of the following:

	December 31,
	2025	2024
	(Amounts in Thousands)
Accrued health benefits	$6,643	$6,637
Accrued professional fees	6,390	5,368
Accrued payroll and other taxes	2,242	4,516
Other	12,916	12,438
Total accrued expenses	$28,191	$28,959

9. Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2025	2024
	(Amounts in Thousands)
Revolving loan under the credit facility	$124,335	$223,000
Less unamortized issuance costs	(3,376)	(4,557)
Long-term debt	$120,959	$218,443

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

The Credit Agreement contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The Credit Agreement also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum Interest Coverage Ratio (as defined in the Credit Agreement) and a requirement to stay below a maximum Total Net Leverage Ratio (as defined in the Credit Agreement). The Credit Agreement also contains restrictions on guarantees, indebtedness, liens, investments and loans, subject to customary carve outs, a restriction on dividends (provided that Addus HealthCare may make distributions to the Company in an amount that does not exceed $10.0 million in any year absent of an event of default, plus limited exceptions for tax and administrative distributions), a restriction on the ability to consummate acquisitions (without the consent of the lenders) under its credit facility subject to compliance with the Total Net Leverage Ratio (as defined in the Credit Agreement) thresholds, restrictions on mergers, dispositions of assets, and affiliate transactions, and restrictions on fundamental changes and lines of business. As of December 31, 2025, the Company was in compliance with all financial covenants under the Credit Agreement.

During the twelve months ended December 31, 2025, the Company (i) drew approximately $11.3 million under its credit facility to fund, in part, the Helping Hands Acquisition and (ii) repaid $110.0 million under the revolving credit facility. At December 31, 2025, the Company had a total of $124.3 million of revolving loans, with an interest rate of 5.48%, outstanding on its credit facility. After giving effect to the amount drawn on its credit facility, approximately $7.9 million of outstanding letters of credit and borrowing limits based on an advance multiple of Adjusted EBITDA (as defined in the Credit Agreement), the Company had $650.0 million of capacity and $517.7 million available for borrowing under its credit facility.

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

10. Income Taxes

The current and deferred federal and state income tax provision from continuing operations, are comprised of the following:

	For the Years Ended December 31,
	(Amounts in Thousands)
	2025	2024	2023
Current
Federal	$10,775	$8,998	$11,839
State	2,893	3,533	4,139
Deferred
Federal	14,732	11,258	2,306
State	3,135	1,966	526
Provision for income taxes	$31,535	$25,755	$18,810

The tax effects of certain temporary differences between the Company’s book and tax bases of assets and liabilities give rise to significant portions of the deferred income tax assets (liabilities) at December 31, 2025 and 2024. The deferred tax assets (liabilities) consisted of the following:

	For the Years Ended December 31,
	(Amounts in Thousands)
	2025	2024
Deferred tax assets
Long-term
Accounts receivable allowances	$14,343	$20,843
Operating lease liabilities	12,802	14,917
Accrued compensation	5,901	5,683
Accrued workers’ compensation	3,355	3,253
Transaction costs	2,610	2,547
Stock-based compensation	1,698	1,400
Net operating loss	59	73
Restructuring costs	—	555
Other	2,865	2,517
Total long-term deferred tax assets	43,633	51,788
Deferred tax liabilities
Long-term
Goodwill and intangible assets	(72,059)	(61,177)
Operating lease assets, net	(10,562)	(12,521)
Property and equipment	(3,603)	(2,796)
Insurance premiums	(1,446)	(1,079)
Other	(28)	(35)
Total long-term deferred tax liabilities	(87,698)	(77,608)
Total net deferred tax (liabilities) assets	$(44,065)	$(25,820)

Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers all available evidence in making this assessment.

A reconciliation for continuing operations of the statutory federal tax rate of 21.0% to the effective income tax rate is summarized as follows:

		For the Years Ended December 31,
		(Amounts in Thousands)
	2025		2024		2023
U.S. federal statutory tax rate	$26,763	21.0%	$20,864	21.0%	$17,079	21.0%
State and local taxes, net of federal income tax effect*	6,019	4.7	5,469	5.5	4,667	5.7
Tax credits
Work opportunity tax credits, net of federal taxable income add back	(2,923)	(2.3)	(2,844)	(2.9)	(2,765)	(3.4)
Other credit programs	(711)	(0.6)	(474)	(0.4)	(474)	(0.6)
Nontaxable or nondeductible items
162(m) compensation	4,830	3.8	1,992	2.0	1,409	1.7
Excess tax benefit	(2,433)	(1.9)	(408)	(0.4)	(320)	(0.4)
Stock acquisition cost	—	—	1,081	1.1	4	0.1
Other nondeductible items	181	0.2	130	0.1	176	0.2
Other adjustments
Federal RTP	(191)	(0.2)	(55)	(0.1)	(966)	(1.2)
Effective income tax rate	$31,535	24.7%	$25,755	25.9%	$18,810	23.1%

*	State taxes in Illinois for 2025, 2024, and 2023 made up the majority (greater than 50 percent) of the tax effect within this category.

Cash income taxes paid for continuing operations, disaggregated by federal and state jurisdictions, are summarized as follows:

	For the Years Ended December 31,
	(Amounts in Thousands)
	2025		2024		2023
Federal income tax paid	$8,600	68.1%	$18,911	72.0%	$9,483	63.3%
State income tax paid
Illinois	2,060	16.3	4,391	16.7	3,262	21.8
New York	—	—	—	—	836	5.6
Tennessee	713	5.6	—	—	—	—
Other states	1,247	10.0	2,949	11.3	1,404	9.3
Total income tax paid (net of refund)	$12,620	100.0%	$26,251	100.0%	$14,985	100.0%

The effective income tax rate was 24.7%, 25.9% and 23.1% for the years ended December 31, 2025, 2024 and 2023, respectively. The difference between our federal statutory and effective income tax rates was principally due to the inclusion of state taxes, non-deductible compensation, partially offset by the use of federal employment tax credits and an excess tax benefit.

The Company is subject to taxation in the jurisdictions in which it operates. The Company continues to remain subject to examination by U.S. federal authorities for the years 2022 through 2024 and for various state authorities for the years 2020 through 2024.

11. Stock Options and Restricted Stock Awards

The Board approved the A&R 2017 Plan as of April 13, 2023, and our shareholders approved it as of June 14, 2023. The A&R 2017 Plan amended and restated our 2017 Omnibus Incentive Plan (the “2017 Plan”), which in turn was intended to replace our 2009 Stock Incentive Plan (the “2009 Plan”). All awards are now granted from the A&R 2017 Plan. Outstanding awards under the 2009 Plan will continue to be governed by the 2009 Plan and the agreements under which they were granted.

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

Under the A&R 2017 Plan, Awards may be made in shares of our common stock. Subject to adjustment as provided by the terms of the A&R 2017 Plan, the maximum aggregate number of shares of common stock with respect to which awards may be granted under the A&R 2017 Plan is 864,215, comprised of 274,215 shares (the number of shares that were available for issuance under the 2017 Plan as of April 13, 2023) and 590,000 shares (the number of shares newly authorized by the Company’s shareholders upon their approval of the A&R 2017 Plan).. The aggregate awards granted during any calendar year to any single Participant cannot exceed 500,000 shares subject to stock options or SARs. These individual annual limitations are cumulative in that any shares of common stock or cash for which Awards are permitted to be granted to a Participant during a fiscal year are not covered by an Award in that fiscal year (such shortfall, the “Shortfall Amount”), the number of shares of common stock (or amount of cash, as the case may be) will automatically increase in the subsequent fiscal years during the term of the A&R 2017 Plan until the earlier of the time when the Shortfall Amount has been granted to the Participant, or the end of the third fiscal year following the year to which such Shortfall Amount relates. At December 31, 2025, there were 447,366 shares of common stock available for future grant under the A&R 2017 Plan.

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

The exercise prices of stock options outstanding on December 31, 2025, range from $34.05 to $92.00. Restricted stock awards are full-value awards.

Stock Options

A summary of stock option activity for the year ended December 31, 2025 follows:

	Options (Amounts in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)
Outstanding, beginning of period	406	$43.51	3.2
Granted	—	—
Exercised	(110)	22.52
Forfeited/Cancelled	—	—
Outstanding, end of period	296	$51.31	2.9
Exercisable, end of period	286	$50.08	2.8

The Company did not grant any stock options during 2025, 2024, or 2023.

Stock option compensation expense totaled $0.4 million, $0.5 million and $0.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, there was $0.1 million of total unrecognized compensation cost that is expected to be recognized over a weighted average period of 0.2 years.

The intrinsic value of exercisable and outstanding stock options was $16.4 million and $16.6 million, respectively, as of December 31, 2025.

As of December 31, 2025, there were 286,195 and 9,500 shares of stock options vested and unvested, respectively.

The intrinsic value of stock options exercised during the years ended December 31, 2025, 2024 and 2023 was $10.3 million, $3.0 million and $0.8 million, respectively.

Restricted Stock Awards

A summary of unvested restricted stock awards activity and weighted average grant date fair value for the year ended December 31, 2025 follows:

	Restricted Stock Awards (Amounts in Thousands)	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, beginning of period	244	$91.33
Awarded	265	104.25
Vested	(123)	90.47
Forfeited	(5)	98.33
Unvested restricted stock awards, end of period	381	$100.52

The fair value of restricted stock awards that vested during the year ended December 31, 2025, was $13.5 million.

Restricted stock award compensation expense totaled $16.0 million, $10.7 million and $9.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, there was $24.0 million of total unrecognized compensation cost that is expected to be recognized over a weighted average period of 1.7 years.

12. Employee Benefit Plans

The 401(k) retirement plan is a defined contribution plan that provides for matching contributions by the Company to all non-union employees. Matching contributions are discretionary and subject to change by management. Under the provisions of the 401(k) plan, employees can contribute up to the maximum percentage and limits allowable under the U.S. Revenue Code. The Company provided contributions totaling $0.7 million, $0.8 million and $0.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

The tables below set forth information about the Company’s reportable segments, including significant expenses, for the years ended December 31, 2025, 2024 and 2023 along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements.

	For the Year Ended December 31, 2025
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$1,089,215	$262,542	$70,773	$1,422,530
Direct service personnel	783,101	109,389	39,708	932,198
General and administrative salaries, wages and benefits	74,161	45,998	13,480	133,639
Other segment items (1)	24,752	39,741	5,134	69,627
Segment operating income	207,201	67,414	12,451	287,066
Segment reconciliation:
Items not allocated at segment level:
Other general and administrative expenses				132,039
Depreciation and amortization				16,412
Interest income				(2,442)
Interest expense				13,612
Income before income taxes				$127,445

(1)	Other segment items include other costs for direct service personnel, office expense, licenses & taxes, communication, medical director fees, travel and bad debt expense.

	For the Year Ended December 31, 2024
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$856,581	$228,191	$69,827	$1,154,599
Direct service personnel	613,160	97,128	42,631	752,919
General and administrative salaries, wages and benefits	48,485	41,370	14,349	104,204
Other segment items (1)	20,719	37,762	4,913	63,394
Segment operating income	174,217	51,931	7,934	234,082
Segment reconciliation:
Items not allocated at segment level:
Other general and administrative expenses				117,861
Depreciation and amortization				13,530
Interest income				(4,394)
Interest expense				7,732
Income before income taxes				$99,353

(1)	Other segment items include other costs for direct service personnel, office expense, licenses & taxes, communication, medical director fees, travel and bad debt expense.

	For the Year Ended December 31, 2023
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$794,718	$207,155	$56,778	$1,058,651
Direct service personnel	571,445	87,851	34,244	693,540
General and administrative salaries, wages and benefits	47,302	38,843	11,501	97,646
Other segment items (1)	18,442	35,608	4,021	58,071
Segment operating income	157,529	44,853	7,012	209,394
Segment reconciliation:
Items not allocated at segment level:
Other general and administrative expenses				104,312
Depreciation and amortization				14,126
Interest income				(1,476)
Interest expense				11,106
Income before income taxes				$81,326

(1)	Other segment items include other costs for direct service personnel, office expense, licenses & taxes, communication, medical director fees, travel and bad debt expense.

15. Significant Payors

For 2025, 2024 and 2023, the Company’s revenue by payor type was as follows:

	Personal Care
	For the Years Ended December 31,
	2025		2024		2023
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
State, local and other governmental programs	$553,475	50.8%	$456,885	53.3%	$400,753	50.4%
Managed care organizations	501,528	46.0	376,604	44.0	367,557	46.2
Private pay	27,871	2.6	15,589	1.8	16,268	2.0
Commercial insurance	5,609	0.5	5,593	0.7	6,321	0.8
Other	732	0.1	1,910	0.2	3,819	0.6
Total personal care segment net service revenues	$1,089,215	100.0%	$856,581	100.0%	$794,718	100.0%

	Hospice
	For the Years Ended December 31,
	2025		2024		2023
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$244,344	93.1%	$208,099	91.2%	$186,317	89.9%
Commercial insurance	8,558	3.3	11,744	5.2	12,385	6.0
Managed care organizations	8,155	3.1	7,603	3.3	7,037	3.4
Other	1,485	0.5	745	0.3	1,416	0.7
Total hospice segment net service revenues	$262,542	100.0%	$228,191	100.0%	$207,155	100.0%

	Home Health
	For the Years Ended December 31,
	2025		2024		2023
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Medicare	$47,701	67.4%	$48,562	69.5%	$41,078	72.3%
Managed care organizations	17,010	24.0	17,603	25.2	12,613	22.2
State, local and other governmental programs (excluding Medicare)	4,001	5.7	639	1.0	440	0.8
Other	2,061	2.9	3,023	4.3	2,647	4.7
Total home health segment net service revenues	$70,773	100.0%	$69,827	100.0%	$56,778	100.0%

The Company derives a significant amount of its revenue from its operations in Illinois, New Mexico, Ohio, Tennessee and Texas. The percentages of segment revenue for each of these significant states and New York for 2025, 2024 and 2023 were as follows:

	Personal Care
	For the Years Ended December 31,
	2025		2024		2023
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Illinois	$458,828	42.1%	$441,012	51.5%	$411,081	51.7%
Texas	216,712	19.9	17,936	2.0	—	—
New Mexico	118,588	10.9	115,381	13.5	115,986	14.6
New York (1)	—	—	71,763	8.4	92,469	11.6
All other states	295,087	27.1	210,489	24.6	175,182	22.1
Total personal care segment net service revenues	$1,089,215	100.0%	$856,581	100.0%	$794,718	100.0%

(1)

As a result of changes and uncertainty in New York regarding the CDPAP, the Company determined that its New York personal care operations no longer fit its growth strategy and divested these operations. See Note 5 to the Notes to Consolidated Financial Statements, Divestiture, for additional details regarding our divestiture.

With the Jacksonville Acquisition, the Great Lakes Acquisition, the Helping Hands Acquisition and the Gold Horses Acquisition in 2025, the Company expanded its personal care services to consumers in the state of Florida, Michigan, Pennsylvania and Texas. With the acquisition of Upstate and the Gentiva Acquisition in 2024, the Company expanded its personal care services to consumers in the state of Arizona, Arkansas, California, Missouri, North Carolina, South Carolina and Texas.

	Hospice
	For the Years Ended December 31,
	2025		2024		2023
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
Ohio	$101,833	38.8%	$84,811	37.2%	$74,871	36.1%
New Mexico	32,865	12.5	28,532	12.5	30,782	14.9
Illinois	60,427	23.0	52,560	23.0	47,247	22.8
All other states	67,417	25.7	62,288	27.3	54,255	26.2
Total hospice segment net service revenues	$262,542	100.0%	$228,191	100.0%	$207,155	100.0%

With the Helping Hands Acquisition in 2025, the Company entered the hospice market in Pennsylvania, and with the acquisition of Tennessee Quality Care in 2023, the Company expanded its hospice services to patients in the state of Tennessee.

	Home Health
	For the Years Ended December 31,
	2025		2024		2023
	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues	Amount (in Thousands)	% of Segment Net Service Revenues
New Mexico	$34,724	49.1%	$32,766	46.9%	$32,949	58.0%
Tennessee	28,209	39.9	26,497	38.0	10,978	19.4
Illinois	7,171	10.1	10,564	15.1	12,851	22.6
All other states	669	0.9	—	—	—	—
Total home health segment net service revenues	$70,773	100.0%	$69,827	100.0%	$56,778	100.0%

With the Gentiva Acquisition in 2024 and the acquisition of Tennessee Quality Care in 2023 expanded the Company’s home health operations in Tennessee.

A substantial portion of the Company’s revenue and accounts receivable is derived from services performed for state and local governmental agencies. We derive a significant amount of our net service revenues in Illinois, which represented 37.0%, 43.7% and 44.5% of our net service revenues for the years ended December 31, 2025, 2024 and 2023, respectively. The Illinois Department on Aging, the largest payor program for the Company’s Illinois personal care operations, accounted for 18.1%, 21.0% and 20.9% of the Company’s net service revenues for 2025, 2024 and 2023, respectively.

The related receivables due from the Illinois Department on Aging represented 25.2% and 21.7% of the Company’s net accounts receivable at December 31, 2025 and 2024, respectively.

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

The Company received state funding provided by the ARPA in an aggregate amount of $7.2 million and $15.7 million December 31, 2025 and 2024, respectively. The Company utilized $6.8 million and $10.2 million of these funds during the years ended December 31, 2025 and 2024, respectively, primarily for caregivers and adding support to recruiting and retention efforts. The deferred portion of ARPA funding was $11.7 million and $11.2 million as of December 31, 2025 and 2024, respectively, which is included within Government stimulus advances on the Company’s Consolidated Balance Sheets.

17. Related Party Transactions

In December 2024, the Company completed the Gentiva Acquisition, which included an agreement with Gentiva’s software provider, HHAeXchange. Darin Gordon, a member of the Company’s board of directors, serves on the board of directors of HHAeXchange. For the year ended December 31, 2025, the Company paid $2.0 million to HHAeXchange for related services provided in the ordinary course of business. In addition, the Company received services from MetaSource. Mark First, a member of the Company’s board of directors, serves on the board of directors of MetaSource. For the year ended December 31, 2025, the Company paid $0.4 million to MetaSource for related services provided in the ordinary course of business.