Form 10-K/A
period 2025-12-31
Addus HomeCare Corp
filed 2026-03-12
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

As of March 11, 2026, there were 18,643,615 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2026 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2025 fiscal year) are incorporated by reference into Part III of this Annual Report on Form 10-K.

Auditor Firm PCAOB Id:	238	Auditor Name:	PricewaterhouseCoopers LLP	Auditor Location:	Dallas, Texas

PART IV		1
Item 15.	Exhibits and Financial Statement Schedules	1

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment”) on Form 10-K/A amends the Annual Report on Form 10-K of Addus HomeCare Corporation (the “Company”) for the fiscal year ended December 31, 2025, as filed with the Securities and Exchange Commission (the “Commission”) on February 24, 2026 (the “Original Filing”). We are filing this Amendment to the Original Filing solely for the purpose of updating the cover page of the Original Filing and incorporating by reference Exhibit 19.1, the Company’s Insider Trading Policy, and Exhibit 97.1, the Company’s Compensation Recoupment Policy, that were inadvertently omitted from the Original Filing.

This Amendment hereby amends and restates the cover page to the Original Filing. Additionally, this Amendment hereby amends and restates Item 15 of Part IV of the Original Filing to incorporate by reference Exhibit 19.1 and Exhibit 97.1 and to reference the consolidated financial statements previously filed with the Original Filing. Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended. Because no consolidated financial statements have been included in this Amended Filing and this Amended Filing does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S‑K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except for the foregoing amended information or where otherwise noted, this Amendment does not reflect events that occurred after the filing of the Original Filing, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Original Filing.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

(1), (2) The Financial Statements filed as part of this report are indexed on page F-1 of the Original Filing and incorporated by reference to the Original Filing and are not included as part of this Amendment. All schedules are omitted, either because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

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

		10-Q	001-34504	5/9/2017	10.3

10.10*	Addus HomeCare Corporation’s 2017 Omnibus Incentive Plan, effective as of April 27, 2017.	8-K	001-34504	6/16/2017	10.1

10.11*	Form of Nonqualified Stock Option Award Agreement pursuant to the 2017 Omnibus Incentive Plan.	10-K	001-34504	3/14/2018	10.28

10.12*	Form of Restricted Stock Award Agreement pursuant to the 2017 Omnibus Incentive Plan.	10-K	001-34504	3/14/2018	10.29

10.13	Stock Purchase Agreement, dated February 27, 2018, by and among Addus Healthcare, Inc., Michael J. Merrell and Mary E. Merrell, individually, Michael J. Merrell and Mary E. Merrell, as Trustees of the Merrell Revocable Trust UTA dated June 3, 2012, and Michael J. Merrell and Mary E. Merrell, as Trustees of the Ambercare Corporation Employee Stock Ownership Plan Trust.	8-K	001-34504	3/5/2018	10.1

10.14	Amended and Restated Credit Agreement by and among Addus HealthCare, Inc., as borrower, the Company, the other Credit Parties party thereto, the Lenders and L/C Issuers party thereto, and Capital One, National Association, as administrative agent.	10-Q	001-34504	8/11/2018	10.2

10.15*	Second Amended and Restated Employment and Non-Competition Agreement, dated November 5, 2018, by and between Addus HealthCare, Inc. and R. Dirk Allison.	10-Q	001-34504	8/11/2018	10.3

10.16*	Second Amended and Restated Employment and Non-Competition Agreement, dated November 5, 2018, by and between Addus HealthCare, Inc. and Brian Poff.	10-Q	001-34504	8/11/2018	10.4

10.17*	Second Amended and Restated Employment and Non-Competition Agreement, dated November 5, 2018, by and between Addus HealthCare, Inc. and Darby Anderson.	10-Q	001-34504	8/11/2018	10.6

10.18*	Second Amended and Restated Employment and Non-Competition Agreement, dated November 5, 2018, by and between Addus HealthCare, Inc. and W. Bradley Bickham.	10-Q	001-34504	8/11/2018	10.7

10.19	Amended and Restated Credit Agreement, dated as of October 31, 2018, by and among Addus HealthCare, Inc., as borrower, the Company, the other Credit Parties party thereto, the Lenders and L/C Issuers party thereto, and Capital One, National Association, as administrative agent.	10-Q	001-34504	11/8/2018	10.2

10.20*	Employment and Non-Competition Agreement, effective April 29, 2019, by and between Addus HealthCare, Inc. and Sean Gaffney.	8-K	001-34504	4/8/2019	99.2

10.21*	Employment and Non-Competition Agreement, effective November 7, 2019, by and between Addus HealthCare, Inc. and David Tucker.	10-K	001-34504	8/10/2020	10.40

10.22*	Employment and Non-Competition Agreement, effective November 7, 2019, by and between Addus HealthCare, Inc. and Mike Wattenbarger.	10-K	001-34504	8/10/2020	10.41

10.23	Equity Purchase Agreement, dated August 25, 2019, by and among Addus Healthcare, Inc., Hospice Partners of America, LLC, New Capital Partners II – HS, Inc., Senior Care Services, LLC, Eastside Partners II, L.P., and New Capital Partners II, LLC.	S-3ASR	333-233600	9/3/2019	2.1

10.24	First Amendment to Amended and Restated Credit Agreement, dated as of September 12, 2019, by and among Addus HealthCare, Inc., as the Borrower, Addus HomeCare Corporation, other Credit Parties party thereto, Capital One, National Association, as administrative agent and as a Lender, and the other Lenders party thereto.	10-Q	001-34504	9/13/2019	10.1

10.25	Unit Purchase Agreement, dated November 10, 2020, by and among Addus Healthcare, Inc., Queen City Hospice, LLC, Miracle City Hospice, LLC, and QCH Holdings LLC.	10-K	001-34504	3/1/2021	10.45

10.26	Amendment to Unit Purchase Agreement, dated December 3, 2020, by and among Addus Healthcare, Inc., Queen City Hospice, LLC, Miracle City Hospice, LLC, and QCH Holdings LLC.	10-K	001-34504	3/1/2021	10.46

10.27*	Employment and Non-Competition Agreement, effective June 14, 2021, by and between Addus HealthCare, Inc. and Roberton James Stevenson.	10-Q	001-34504	8/4/2021	10.2

10.28**	Second Amendment to Amended and Restated Credit Agreement, dated as of July 30, 2021, by and among Addus HealthCare, Inc., as the Borrower, Addus HomeCare Corporation, the other Credit Parties party thereto, Capital One, National Association, as administrative agent and as a Lender, and the other Lenders party thereto.	8-K	001-34504	8/4/2021	10.1

10.29*	2022 Form of Indemnification Agreement.	10-K	001-34504	2/25/2022	10.50

10.30*	Amended and Restated Employment and Non-Competition Agreement, effective March 1, 2022, by and between Addus HealthCare, Inc. and Monica Raines.	10-Q	001-34504	5/23/2022	10.1

10.31*	Employment and Non-Competition Agreement, effective April 20, 2022, by and between Addus HealthCare, Inc. and Cliff Blessing.	10-Q	001-34504	8/2/2022	10.1

10.32	Third Amendment to Amended and Restated Credit Agreement, dated as of April 26, 2023, by and among Addus HealthCare, Inc., as the Borrower, Addus HomeCare Corporation, the other Credit Parties party thereto, Capital One, National Association, as administrative agent and as a Lender, and the other Lenders party thereto.	10-Q	001-34504	5/2/2023	10.1

10.33*	Addus HomeCare Corporation Amended and Restated 2017 Omnibus Incentive Plan.	10-Q	001-34504	8/1/2023	10.1

10.34**	Membership Interests Purchase Agreement, dated June 28, 2023, by and among Addus HealthCare, Inc., HHH Newco Holdings, LLC, American Health Companies, LLC, American Home Care, LLC, Homecare, LLC, Tennessee Valley Home Care, LLC, and Tri-County Home Health and Hospice, LLC.	10-Q	001-34504	8/1/2023	10.1

10.35	Stock and Asset Purchase Agreement, dated June 8, 2024, by and between Addus HealthCare, Inc. and Curo Health Services, LLC.	8-K/A	001-34504	6/26/2024	10.1

10.36**	Fourth Amendment to Amended and Restated Credit Agreement, dated as of October 22, 2024, by and among Addus HealthCare, Inc., as the Borrower, Addus HomeCare Corporation, the other Credit Parties party thereto, Capital One, National Association, as administrative agent and as a Lender, and the other Lenders party thereto.	8-K	001-34504	10/22/2024	10.1

10.37*	Retention and Transition Agreement, dated March 10, 2025, by and between Addus Healthcare, Inc. and Heather Dixon.	8-K	001-34504	3/11/2025	10.1

10.38*	Third Amended and Restated Employment and Non-Competition Agreement, dated March 10, 2025, by and between Addus Healthcare, Inc. and Heather Dixon.	8-K	001-34504	3/11/2025	10.2

10.39*	Employment and Non-Competition Agreement, dated August 4, 2025, by and between Addus Healthcare, Inc. and Heather Dixon.	8-K	001-34504	8/7/2025	10.1

10.40*	Amended and Restated Retention and Transition Agreement, dated August 4, 2025, by and between Addus Healthcare, Inc. and W. Bradley Bickham.	8-K	001-34504	8/7/2025	10.2

19.1	Addus Homecare Corporation Insider Trading Policy.	10-K	001-34504	2/25/2025	19.1

21.1	Subsidiaries of Addus HomeCare Corporation.	10-K	001-34504	2/24/2026	21.1

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	10-K	001-34504	2/24/2026	23.1

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-34504	2/24/2026	31.1

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-34504	2/24/2026	31.2

31.3	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.4	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

97.1	Addus Homecare Corporation Compensation Recoupment Policy.	10-K	001-34504	2/27/2024	97.1

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

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

Date: March 12, 2026