Form 10-Q
period 2026-03-31
Addus HomeCare Corp
filed 2026-05-05
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 28, 2026, Addus HomeCare Corporation had 18,664,776 shares of Common Stock outstanding.

ADDUS HOMECARE CORPORATION

FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2026 and December 31, 2025

(Amounts and Shares in Thousands, Except Per Share Data)

(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets
Cash	$103,065	$81,617
Accounts receivable, net of allowances for credit losses	144,823	151,695
Prepaid expenses and other current assets	24,988	36,179
Total current assets	272,876	269,491
Property and equipment, net of accumulated depreciation and amortization	24,657	24,998
Other assets
Goodwill	996,680	996,696
Intangibles, net of accumulated amortization	100,488	102,410
Operating lease assets, net	40,999	43,713
Total other assets	1,138,167	1,142,819
Total assets	$1,435,700	$1,437,308
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$14,040	$16,832
Accrued payroll	63,926	65,941
Accrued expenses	30,348	28,191
Operating lease liabilities, current portion	13,139	13,144
Government stimulus advances	14,637	11,699
Accrued workers' compensation insurance	13,385	13,680
Total current liabilities	149,475	149,487
Long-term liabilities
Long-term debt, net of debt issuance costs	91,274	120,959
Long-term operating lease liabilities	34,331	37,259
Deferred income tax	44,205	44,065
Other long-term liabilities	255	235
Total long-term liabilities	170,065	202,518
Total liabilities	$319,540	$352,005
Stockholders' equity
Common stock—$.001 par value; 40,000 authorized and 18,665 and 18,518 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	$19	$18
Additional paid-in capital	618,732	612,945
Retained earnings	497,409	472,340
Total stockholders' equity	1,116,160	1,085,303
Total liabilities and stockholders' equity	$1,435,700	$1,437,308

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2026 and 2025

(Amounts and Shares in Thousands, Except Per Share Data)

(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
Net service revenues	$363,611	$337,708
Cost of service revenues	247,738	230,031
Gross profit	115,873	107,677
General and administrative expenses	77,771	73,220
Depreciation and amortization	4,030	3,943
Total operating expenses	81,801	77,163
Operating income	34,072	30,514
Interest income	(510)	(502)
Interest expense	2,151	4,018
Total interest expense, net	1,641	3,516
Income before income taxes	32,431	26,998
Income tax expense	7,362	5,770
Net income	$25,069	$21,228
Net income per common share
Basic income per share	$1.38	$1.18
Diluted income per share	$1.36	$1.16
Weighted average number of common shares and potential common shares outstanding:
Basic	18,194	17,976
Diluted	18,486	18,311

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Three Months Ended March 31, 2026

(Amounts and Shares in Thousands)

(Unaudited)

	For the Three Months Ended March 31, 2026
			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance at January 1, 2026	18,518	$18	$612,945	$472,340	$1,085,303
Issuance of shares of common stock under restricted stock award agreements	126	1	—	—	1
Forfeiture of shares of common stock under restricted stock award agreements	(1)	—	—	—	—
Stock-based compensation	—	—	5,000	—	5,000
Shares issued for exercise of stock options	21	—	787	—	787
Net income	—	—	—	25,069	25,069
Balance at March 31, 2026	18,664	$19	$618,732	$497,409	$1,116,160

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

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2026 and 2025

(Amounts in Thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net income	$25,069	$21,228
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of acquisitions:
Depreciation and amortization	4,030	3,943
Deferred income taxes	140	166
Stock-based compensation	5,000	3,170
Amortization of debt issuance costs under the credit facility	328	318
Provision for credit losses	367	335
Gain on disposal of assets	(16)	(7)
(Gain) loss on termination of operating leases	(1)	23
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	6,567	(9,459)
Prepaid expenses and other current assets	11,150	8,323
Government stimulus advances	2,938	(2,537)
Accounts payable	(3,074)	(588)
Accrued payroll	(2,015)	(7,124)
Accrued expenses and other long-term liabilities	1,882	1,158
Net cash provided by operating activities	52,365	18,949
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	(3,350)
Purchases of property and equipment	(1,711)	(1,883)
Proceeds received from disposal of assets	19	7
Proceeds received from divestiture of business	—	3,848
Net cash used in investing activities	(1,692)	(1,378)
Cash flows from financing activities:
Payments on revolver — credit facility	(30,000)	(20,000)
Payments for debt issuance costs under the credit facility	(13)	(21)
Cash received from exercise of stock options	788	493
Net cash used in financing activities	(29,225)	(19,528)
Net change in cash	21,448	(1,957)
Cash, at beginning of period	81,617	98,911
Cash, at end of period	$103,065	$96,954
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,802	$3,743
Cash paid (refunded) for income taxes	2	(11)

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

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements and related notes have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q. The accompanying balance sheet as of  December 31, 2025 has been derived from the Company’s audited financial statements for the year ended  December 31, 2025 previously filed with the SEC. Accordingly, these financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements and should be read in conjunction with our consolidated financial statements and notes thereto for the year ended  December 31, 2025 included in our Annual Report on Form 10-K, as amended (“Annual Report on Form 10-K”), which includes information and disclosures not included herein.

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

Computation of Weighted Average Shares

The following table sets forth the computation of basic and diluted common shares:

	For the Three Months Ended March 31,
	(Amounts in thousands)
	2026	2025
Weighted average number of shares outstanding for basic per share calculation	18,194	17,976
Effect of dilutive potential shares:
Stock options	149	223
Restricted stock awards	143	112
Adjusted weighted average shares for diluted per share calculation	18,486	18,311
Anti-dilutive shares:
Stock options	—	—
Restricted stock awards	122	—

Recently Adopted Accounting Pronouncements

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

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which replaces the incurred-loss model with a forward-looking current expected credit loss model that requires recognition of lifetime expected credit losses on financial assets measured at amortized cost and certain off-balance-sheet credit exposures (including trade accounts receivable and contract assets), using historical experience, current conditions, and reasonable and supportable forecasts. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The disclosure updates should be applied prospectively. The Company adopted ASU 2025-05 during the three months ended March 31, 2026. Adoption did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

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

3. Divestiture

Effective May 20, 2024, the Company entered into a definitive asset purchase agreement to sell all of the Company’s New York operations for a purchase price of up to $23.0 million in cash, subject to certain adjustments, including adjustments for future operating requirements (the “New York Asset Sale”). The purchase price included 50% cash consideration, paid out as an initial payment of $4.6 million and $6.9 million paid pro rata as a deferred payment as caregivers are transferred, and 50% in the form of contingent consideration for the Company’s New York Consumer Directed Personal Assistance Program (“CDPAP”) business. No amount was recorded related to the CDPAP business contingent consideration. The Company entered into a consulting agreement with the purchaser effective May 20, 2024, as the transfer of clients and caregivers and payment for assets pursuant to the New York Asset Sale is occurring over time as regulatory approvals are received, coordination of the transfer of clients and caregivers occurs, and the change of control takes place. The Company determined that the consulting agreement gave it the ability to control the business until October 2024, when the Company determined that it no longer controlled the business as it transferred more than 50% of the clients and caregivers and therefore qualified for sale consideration of the New York Asset Sale. As a result, the Company deconsolidated the results of its New York operations and recorded a gain on divestiture of $3.7 million during the year ended December 31, 2024. The gain was reflected within general and administrative expenses on the consolidated statement of operations. During the three months ended March 31, 2026, the Company recorded a lease modification reducing operating lease assets and liabilities by $1.6 million.

4. Leases

Amounts reported on the Company’s Unaudited Condensed Consolidated Balance Sheets for operating leases were as follows:

	March 31, 2026	December 31, 2025
	(Amounts in Thousands)
Operating lease assets, net	$40,999	$43,713

Short-term operating lease liabilities	13,139	13,144
Long-term operating lease liabilities	34,331	37,259
Total operating lease liabilities	$47,470	$50,403

Lease Costs

Components of lease costs were reported in general and administrative expenses in the Company’s Unaudited Condensed Consolidated Statements of Income as follows:

	For the Three Months Ended March 31,
	(Amounts in Thousands)
	2026	2025
Operating lease costs	$3,657	$3,657
Short-term lease costs	254	284
Total lease costs	3,911	3,941
Less: sublease income	—	(226)
Total lease costs, net	$3,911	$3,715

Lease Term and Discount Rate

Weighted average remaining lease terms and discount rates were as follows:

	March 31, 2026	December 31, 2025
Operating leases:
Weighted average remaining lease term	4.87	5.05
Weighted average discount rate	6.45%	6.37%

Maturity of Lease Liabilities

Remaining operating lease payments as of  March 31, 2026 were as follows:

Operating Leases
(Amounts in Thousands)
Due in the 12-month period ended March 31,
2027	$15,636
2028	11,968
2029	8,337
2030	6,152
2031	5,284
Thereafter	8,502
Total future minimum rental commitments	55,879
Less: Imputed interest	(8,409)
Total lease liabilities	$47,470

Supplemental Cash Flows Information

	For the Three Months Ended March 31,
	(Amounts in Thousands)
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,179	$4,182

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,295	$979

5. Goodwill and Intangible Assets

A summary of the goodwill by segment and related adjustments is provided below:

	Hospice	Personal Care	Home Health	Total
	(Amounts in Thousands)
Goodwill as of December 31, 2025	$432,866	$468,981	$94,849	$996,696
Additions for acquisitions	—	—	—	—
Adjustments to previously recorded goodwill	(14)	47	(49)	(16)
Goodwill as of March 31, 2026	$432,852	$469,028	$94,800	$996,680

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

The carrying amount and accumulated amortization of each identifiable intangible asset category consisted of the following:

		March 31, 2026			December 31, 2025
		(Amounts in Thousands)			(Amounts in Thousands)
	Estimated Useful	Gross	Accumulated	Net	Gross	Accumulated	Net
	Life (years)	carrying value	amortization	carrying value	carrying value	amortization	carrying value
Customer and referral relationships	3 - 15	$34,026	$(33,562)	$464	$34,201	$(33,656)	$545
Trade names and trademarks	1 - 20	58,859	(27,186)	31,673	59,366	(26,535)	32,831
Non-competition agreement	3 - 5	6,728	(6,691)	37	6,728	(6,663)	65
State Licenses	6 - 10	26,529	(4,845)	21,684	26,529	(4,190)	22,339
State Licenses	Indefinite	46,630	—	46,630	46,630	—	46,630
Total intangible assets		$172,772	$(72,284)	$100,488	$173,454	$(71,044)	$102,410

Amortization expense related to the intangible assets was $1.9 million and $2.0 million for the three months ended March 31, 2026 and 2025, respectively. The weighted average remaining useful lives of identifiable intangible assets as of  March 31, 2026 was 8.92 years.

6. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consisted of the following:

	March 31, 2026	December 31, 2025
	(Amounts in Thousands)
Income tax receivable	$3,301	$10,520
Prepaid payroll	5,676	7,960
Prepaid workers' compensation and liability insurance	3,220	5,694
Prepaid licensing fees	5,711	4,167
Workers' compensation insurance receivable	441	474
Other (1)	6,639	7,364
Total prepaid expenses and other current assets	$24,988	$36,179

(1)	Included $2.3 million related to the New York Asset Sale deferred payments as of March 31, 2026 and December 31, 2025.

Accrued expenses consisted of the following:

	March 31, 2026	December 31, 2025
	(Amounts in Thousands)
Accrued health benefits	$7,449	$6,643
Accrued professional fees	6,553	6,390
Accrued payroll and other taxes	4,367	2,242
Other	11,979	12,916
Total accrued expenses	$30,348	$28,191

7. ARPA Spending Plans

To mitigate the fiscal effects of the COVID-19 public health emergency, the American Rescue Plan Act of 2021 (“ARPA”) provided for a 10-percentage point increase in federal matching funds for Medicaid home and community-based services (“HCBS”) from April 1, 2021, through March 31, 2022, provided the states satisfied certain conditions. States must submit periodic HCBS spending plans to CMS regarding the federal and state funds tied to the increase in federal matching funds. Although states were generally permitted to use the associated state funds by March 31, 2025, CMS granted extensions to several states and some state spending plans continue through September 30, 2026.

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

During the three months ended March 31, 2026, the Company received additional state funding provided by the ARPA of $6.2 million. Of the total state funding received by the Company pursuant to the ARPA through March 31, 2026, the Company utilized $3.2 million during the three months ended March 31, 2026, primarily for caregivers and adding support to recruiting and retention efforts, included as a reduction of cost of service revenues in the Company’s Unaudited Condensed Consolidated Statements of Income. As of March 31, 2026, the deferred portion of ARPA funding of $14.6 million is included within Government stimulus advances on the Company’s Unaudited Condensed Consolidated Balance Sheets.

8. Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2026	December 31, 2025
	(Amounts in Thousands)
Revolving loan under the credit facility	$94,335	$124,335
Less unamortized issuance costs	(3,061)	(3,376)
Long-term debt	$91,274	$120,959

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

During the three months ended March 31, 2026, the Company did not draw on its credit facility and repaid $30.0 million under the revolving credit facility.

As of March 31, 2026, the Company had a total of $94.3 million of revolving loans, with an interest rate of 5.43%, outstanding on its credit facility. After giving effect to the amount drawn on its credit facility, approximately $7.9 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA (as defined in the Credit Agreement), the Company had $650.0 million of capacity and $547.8 million available for borrowing under its credit facility. As of December 31, 2025, the Company had a total of $124.3 million of revolving loans, with an interest rate of 5.48%, outstanding on its credit facility.

As of March 31, 2026, the Company was in compliance with all financial covenants under the Credit Agreement.

9. Income Taxes

The effective income tax rates were 22.7% and 21.4% for the three months ended March 31, 2026 and 2025, respectively.

For the three months ended March 31, 2026, the difference between our federal statutory and effective income tax rates was principally due to the inclusion of state taxes, non-deductible compensation, partially offset by the use of federal employment tax credits and an excess tax benefit. For both the three months ended March 31, 2026 and 2025, the effective tax rates were inclusive of an excess tax benefit of 3.1% and 4.7%, respectively. The excess tax expense and tax benefit are discrete items, related to the vesting of equity shares, which requires the Company to recognize the expense or benefit fully in the period. An excess tax expense results if the Company’s cumulative costs of the award recognized exceed the income tax deduction, whereas an excess tax benefit results if the Company’s cumulative costs of the award recognized are less than the income tax deduction.

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

	For the Three Months Ended March 31, 2026
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$281,094	$65,785	$16,732	$363,611
Direct service personnel	202,872	29,168	8,834	240,874
General and administrative salaries, wages and benefits	19,298	12,162	3,598	35,058
Other segment items [1]	6,058	9,803	1,137	16,998
Segment operating income	52,866	14,652	3,163	70,681
Segment reconciliation:
Items not allocated at segment level:
Other general and administrative expenses				32,579
Depreciation and amortization				4,030
Interest income				(510)
Interest expense				2,151
Income before income taxes				$32,431

(1)	Other segment items include other costs for direct service personnel, office expense, licenses and taxes, communication, medical director fees, travel, and bad debt expense.

	For the Three Months Ended March 31, 2025
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$258,286	$61,437	$17,985	$337,708
Direct service personnel	186,650	26,205	10,413	223,268
General and administrative salaries, wages and benefits	18,239	10,980	3,279	32,498
Other segment items [1]	5,805	9,635	1,279	16,719
Segment operating income	47,592	14,617	3,014	65,223
Segment reconciliation:
Items not allocated at segment level:
Other general and administrative expenses				30,766
Depreciation and amortization				3,943
Interest income				(502)
Interest expense				4,018
Income before income taxes				$26,998

(1)	Other segment items include other costs for direct service personnel, office expense, licenses and taxes, communication, medical director fees, travel, and bad debt expense.

12. Significant Payors

The Company’s revenue by payor type was as follows:

Personal Care Segment	For the Three Months Ended March 31,
	2026		2025
		% of Segment		% of Segment
	Amount	Net Service	Amount	Net Service
	(in Thousands)	Revenues	(in Thousands)	Revenues
State, local and other governmental programs	$139,641	49.7%	$132,904	51.5%
Managed care organizations	133,669	47.6	117,007	45.3
Private pay	6,227	2.2	6,976	2.7
Commercial insurance	1,106	0.4	1,160	0.4
Other	451	0.1	239	0.1
Total personal care segment net service revenues	$281,094	100.0%	$258,286	100.0%

Hospice Segment	For the Three Months Ended March 31,
	2026		2025
		% of Segment		% of Segment
	Amount	Net Service	Amount	Net Service
	(in Thousands)	Revenues	(in Thousands)	Revenues
Medicare	$62,101	94.4%	$56,788	92.4%
Commercial insurance	1,810	2.8	2,383	3.9
Managed care organizations	1,492	2.3	2,028	3.3
Other	382	0.5	238	0.4
Total hospice segment net service revenues	$65,785	100.0%	$61,437	100.0%

Home Health Segment	For the Three Months Ended March 31,
	2026		2025
		% of Segment		% of Segment
	Amount	Net Service	Amount	Net Service
	(in Thousands)	Revenues	(in Thousands)	Revenues
Medicare	$10,227	61.1%	$12,576	69.9%
Managed care organizations	3,970	23.7	3,810	21.2
State, local and other governmental programs (excluding Medicare)	2,046	12.2	1,087	6.0
Other	489	3.0	512	2.9
Total home health segment net service revenues	$16,732	100.0%	$17,985	100.0%

The Company derives a significant amount of its revenue from its operations in Illinois, New Mexico, Ohio, Tennessee, and Texas. The percentages of segment revenue for each of these significant states and New York for the three months ended March 31, 2026 and 2025, respectively, were as follows:

Personal Care Segment	For the Three Months Ended March 31,
	2026		2025
		% of Segment		% of Segment
	Amount	Net Service	Amount	Net Service
	(in Thousands)	Revenues	(in Thousands)	Revenues
Illinois	$116,750	41.5%	$111,414	43.1%
Texas	57,390	20.4	49,861	19.3
New Mexico	30,490	10.8	28,305	11.0
New York(1)	—	—	273	0.1
All other states	76,464	27.3	68,433	26.5
Total personal care segment net service revenues	$281,094	100.0%	$258,286	100.0%

(1)

As a result of changes and uncertainty in New York regarding the CDPAP, the Company determined that its New York personal care operations no longer fit its growth strategy and is divesting these operations. See Note 3 to the Notes to Unaudited Condensed Consolidated Financial Statements, Divestiture, for additional details regarding our divestiture.

Hospice Segment	For the Three Months Ended March 31,
	2026		2025
		% of Segment		% of Segment
	Amount	Net Service	Amount	Net Service
	(in Thousands)	Revenues	(in Thousands)	Revenues
Ohio	$26,466	40.2%	$23,187	37.7%
Illinois	14,339	21.8	14,564	23.7
New Mexico	7,871	12.0	7,913	12.9
All other states	17,109	26.0	15,773	25.7
Total hospice segment net service revenues	$65,785	100.0%	$61,437	100.0%

Home Health Segment	For the Three Months Ended March 31,
	2026		2025
		% of Segment		% of Segment
	Amount	Net Service	Amount	Net Service
	(in Thousands)	Revenues	(in Thousands)	Revenues
New Mexico	$8,539	51.0%	$8,555	47.6%
Tennessee	6,884	41.1	7,498	41.7
Illinois	1,309	7.9	1,932	10.7
Total home health segment net service revenues	$16,732	100.0%	$17,985	100.0%

A substantial portion of the Company’s revenue and accounts receivable are derived from services performed for federal, state, and local governmental agencies. The personal care segment derives a significant amount of its net service revenues in Illinois, which represented 32.1% and 33.0% of our net service revenues for the three months ended March 31, 2026 and 2025, respectively. The Illinois Department on Aging, the largest payor program for the Company’s Illinois personal care operations, accounted for 17.8% and 18.5% of the Company’s net service revenues for the three months ended March 31, 2026 and 2025, respectively.

The related receivables due from the Illinois Department on Aging represented 23.1% and 25.2% of the Company’s net accounts receivable at  March 31, 2026 and December 31, 2025, respectively.

13. Subsequent Events

On  May 1, 2026, the Company completed the acquisition of substantially all of the assets of an Indiana limited liability company doing business as HomeCourt Home Care for approximately $12.5 million (the “HomeCourt Acquisition”). The purchase was funded through the Company’s available cash. The HomeCourt Acquisition expanded the Company’s services within its personal care segment in Indiana. The initial accounting is not yet complete, and therefore the related business combination disclosures have not been presented as the Company is currently in the process of valuing the assets acquired and liabilities assumed in the transaction.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements about our business and operations. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words like “believes,” “belief,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “would,” “should,” and similar expressions are intended to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to: the impact of macroeconomic conditions, including inflation and interest rates, legislative and political developments, including federal government shutdowns, any lapse in appropriations and any hold on or cancellation of congressionally authorized spending or interruptions in the distribution of government funds, trade policies and tensions, including changes in, or the imposition of, tariffs and/or trade barriers and the economic impacts, volatility and uncertainty resulting therefrom, and the potential adverse effects of current conditions; business disruptions due to inclement weather, natural disasters, acts of terrorism, military conflicts, pandemics, civil insurrection or social unrest; changes in operational and reimbursement processes and payment structures at the state or federal levels; changes in Medicaid, Medicare, other government program and managed care organizations’ policies and payment rates, and the timeliness of reimbursements received under government programs; the implementation of new, and possible changes to existing, federal and state laws or regulations, or our failure to comply with such laws or regulations or comply on a timely basis; the impact of decisions of the U.S. Supreme Court regarding the actions of federal agencies; changes in the executive branch of the federal government; changes in the structure and administration of, and funding for, federal and state agencies and programs; competition in the healthcare industry; the geographical concentration of our operations; changes in the case mix of consumers and payment methodologies; operational changes resulting from the assumption by managed care organizations of responsibility for managing and paying for our services to consumers; the nature and success of future financial and/or delivery system reforms; changes in estimates and judgments associated with critical accounting policies; our ability to maintain or establish new referral sources; our ability to renew significant agreements or groups of agreements; our ability to attract and retain qualified personnel; federal, state and city minimum wage pressure, including any failure of any governmental entity to enact a minimum wage offset and/or the timing of any such enactment; changes in payments and covered services due to overall economic conditions and deficit or spending reduction measures by federal and state governments, and our expectations regarding these changes; cost containment initiatives undertaken by federal and state governmental and other third-party payors; our ability to access financing through the capital and credit markets; our ability to meet debt service requirements and comply with covenants in debt agreements; our ability to integrate and manage our information systems; any security breaches, cyber-attacks, loss of data, or cybersecurity threats or incidents, and any actual or perceived failures to comply with legal requirements related to the privacy of confidential consumer data and other sensitive information; the size and growth of the markets for our services, including our expectations regarding the markets for our services; eligibility standards and limits on services imposed through legislation or by governmental agencies or other third-party payors; the potential for litigation, audits, and investigations; discretionary determinations by government officials; our ability to successfully implement our business model to grow our business; our ability to continue identifying, pursuing, consummating, and integrating acquisition opportunities and expanding into new geographic markets; the impact of acquisitions and dispositions on our business, including the potential inability to realize the benefits of potential acquisitions; the effectiveness, quality, and cost of our services; our ability to successfully execute our growth strategy; changes in tax rates;  and various other matters, many of which are beyond our control. In addition, these forward-looking statements are subject to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2025, filed with the SEC. You should carefully review all of these factors. Moreover, our business may be materially adversely affected by factors that are not currently known to us, by factors that we currently consider immaterial or by factors that are not specific to us, such as general economic conditions. These forward-looking statements were based on information, plans, and estimates at the date of this report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes, except as may be required by law.

Overview

We are a home care services provider operating three segments: personal care, hospice, and home health. Our services are principally provided in-home under agreements with federal, state, and local government agencies, managed care organizations, commercial insurers, and private individuals. Our consumers are predominantly “dual eligible,” meaning they are eligible to receive both Medicare and Medicaid benefits. Managed care organizations accounted for 38.3% and 36.4% of our net service revenues during the three months ended March 31, 2026 and 2025, respectively.

A summary of certain consolidated financial results is provided in the table below.

	For the Three Months Ended March 31,
	2026	2025
Net service revenues by segment:	(Amounts in Thousands)
Personal care	$281,094	$258,286
Hospice	65,785	61,437
Home health	16,732	17,985
Total net service revenue	$363,611	$337,708

Net income	$25,069	$21,228

As of March 31, 2026, we provided our services in 23 states through 263 offices. Our personal care segment also includes staffing services, with clients including assisted living facilities, nursing homes, and hospice facilities.

Acquisitions

In addition to our organic growth, we have grown through acquisitions that have expanded our presence in current markets, with the goal of having all three levels of in-home care in our markets or facilitating our entry into new markets where in-home care has been moving to managed care organizations or that present other strategic opportunities.

On January 1, 2025, the Company completed its acquisition of its Jacksonville affiliate (the “Jacksonville Acquisition”) for approximately $0.8 million, with funding provided by available cash. With the Jacksonville Acquisition, the Company expanded its personal care segment in Florida and recorded goodwill of $0.8 million.

On March 1, 2025, the Company completed its acquisition of the assets of Great Lakes Home Care Unlimited, LLC (the “Great Lakes Acquisition”) for $2.6 million, with funding provided by available cash. With the Great Lakes Acquisition, the Company expanded its personal care segment in Michigan and recognized goodwill in its personal care segment of $2.6 million.

On August 1, 2025, the Company completed its acquisition of Helping Hands Home Care Service, Inc. (the “Helping Hands Acquisition”), for approximately $21.4 million, with funding through the Company’s revolving credit facility and available cash. With the purchase of Helping Hands, the Company expanded its services within its personal care segment and entered the hospice and home health markets in Pennsylvania and recognized goodwill in its personal care segment of $19.0 million.

On October 1, 2025, the Company completed its acquisition of Gold Horses, LLC (the “Gold Horses Acquisition”), for approximately $7.4 million, with funding provided by available cash. With the Gold Horses Acquisition, the Company expanded its services within its personal care segment in Texas and recognized goodwill in its personal care segment of $7.4 million.

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

Our revenue by payor and significant states by segment were as follows:

Personal Care Segment	For the Three Months Ended March 31,
	2026		2025
		% of Segment		% of Segment
	Amount	Net Service	Amount	Net Service
	(in Thousands)	Revenues	(in Thousands)	Revenues
State, local and other governmental programs	$139,641	49.7%	$132,904	51.5%
Managed care organizations	133,669	47.6	117,007	45.3
Private pay	6,227	2.2	6,976	2.7
Commercial insurance	1,106	0.4	1,160	0.4
Other	451	0.1	239	0.1
Total personal care segment net service revenues	$281,094	100.0%	$258,286	100.0%
Illinois	116,750	41.5%	111,414	43.1%
Texas	57,390	20.4	49,861	19.3
New Mexico	30,490	10.8	28,305	11.0
New York	—	—	273	0.1
All other states	76,464	27.3	68,433	26.5
Total personal care segment net service revenues	$281,094	100.0%	$258,286	100.0%

Hospice Segment	For the Three Months Ended March 31,
	2026		2025
		% of Segment		% of Segment
	Amount	Net Service	Amount	Net Service
	(in Thousands)	Revenues	(in Thousands)	Revenues
Medicare	$62,101	94.4%	$56,788	92.4%
Commercial insurance	1,810	2.8	2,383	3.9
Managed care organizations	1,492	2.3	2,028	3.3
Other	382	0.5	238	0.4
Total hospice segment net service revenues	$65,785	100.0%	$61,437	100.0%
Ohio	$26,466	40.2%	$23,187	37.7%
Illinois	14,339	21.8	14,564	23.7
New Mexico	7,871	12.0	7,913	12.9
All other states	17,109	26.0	15,773	25.7
Total hospice segment net service revenues	$65,785	100.0%	$61,437	100.0%

Home Health Segment	For the Three Months Ended March 31,
	2026		2025
		% of Segment		% of Segment
	Amount	Net Service	Amount	Net Service
	(in Thousands)	Revenues	(in Thousands)	Revenues
Medicare	$10,227	61.1%	$12,576	69.9%
Managed care organizations	3,970	23.7	3,810	21.2
State, local and other governmental programs (excluding Medicare)	2,046	12.2	1,087	6.0
Other	489	3.0	512	2.9
Total home health segment net service revenues	$16,732	100.0%	$17,985	100.0%
New Mexico	$8,539	51.0%	$8,555	47.6%
Tennessee	6,884	41.1	7,498	41.7
Illinois	1,309	7.9	1,932	10.7
Total home health segment net service revenues	$16,732	100.0%	$17,985	100.0%

The personal care segment derives a significant amount of its net service revenues in Illinois, which represented 32.1% and 33.0% of our net service revenues for the three months ended March 31, 2026 and 2025, respectively.

A significant amount of our net service revenues are derived from one payor, the Illinois Department on Aging, the largest payor program for our Illinois personal care operations, which accounted for 17.8% and 18.5% of our net service revenues for the three months ended March 31, 2026 and 2025, respectively.

Changes in Illinois Reimbursement

As noted above, we derive a significant amount of our net service revenues in Illinois. Changes to reimbursement rates and minimum wage requirements may materially impact our revenues. For example, the Illinois fiscal year 2026 budget included an increase in hourly rates for in-home care services to $30.80, effective January 1, 2026, and required a minimum wage of $18.75 per hour for direct service workers. CMS approved an amendment to Illinois’ Persons Who are Elderly waiver program that included this rate increase, effective January 1, 2026.

The City of Chicago requires the Chicago minimum wage to be adjusted annually based on increases in the Consumer Price Index (“CPI”), subject to a cap and other requirements. Effective July 1, 2025, the rate was adjusted to $16.60 based on the increase in the CPI.

Our business will benefit from the rate increases noted above for 2026, but there is no assurance that there will be additional rate increases in Illinois for fiscal years beyond fiscal year 2026 to offset increases to minimum wage, and our financial performance will be adversely impacted for any periods in which an additional offsetting reimbursement rate increase is not in effect.

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

CMS Final Rule: “Ensuring Access to Medicaid Services”

In May 2024, CMS finalized a rule intended to improve access to services and quality of care for Medicaid beneficiaries across fee-for-service and managed care delivery systems. The final rule includes significant provisions related to HCBS, including the “80/20” or “payment adequacy” requirement, which will require states to ensure by mid-2030 that at least 80% of all Medicaid payments a provider receives for homemaker, home health aide, and personal care services, less certain excluded costs, under specified programs are spent on total compensation (including benefits) for direct care workers furnishing these services, rather than administrative overhead or profit, subject to limited exceptions. The final rule includes several other measures intended to promote transparency and enhance quality and access to services, including a variety of reporting requirements for states. Given the long implementation period and the likelihood of further changes as a result of litigation, administration and congressional changes, further rule-making and state changes in response to the final rule, it is premature to predict the ultimate impact of the final rule on our business. Some states have adopted or may consider adopting similar caregiver compensation requirements.

Potential Developments

Home care and other healthcare providers may be significantly impacted by changes to the Medicaid program, including changes  resulting from legislation and administrative actions at the federal and state levels. Federal actions may impact funding for, or the structure of, the Medicaid program, including through changes to Medicaid waiver programs, and may shape provider reimbursement rates, eligibility and coverage policies, waiver programs and other aspects of state Medicaid programs at the state level. For example, the budget reconciliation legislation enacted on July 4, 2025, commonly known as the “One Big Beautiful Bill Act” (“OBBBA”), includes provisions that are expected to result in Medicaid spending reductions and changes in administration of state Medicaid programs. Among other changes, the law requires changes to Medicaid financing mechanisms, including restrictions intended to reduce the federal matching funds received by state Medicaid programs, with greater restrictions in states that have expanded Medicaid. In addition, some members of Congress and the executive branch have raised, and Congress in the future may adopt, other proposals intended to reduce Medicaid expenditures such as restructuring the Medicaid program to give states a “block grant” or fixed amount of overall funding for their respective Medicaid programs or to impose spending caps such as per Medicaid beneficiary limits on federal contributions. Reductions in federal funding or changes to the federal funding formula for Medicaid under the OBBBA or future initiatives could have a significant impact, particularly in states that expanded Medicaid under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), and especially if federal contributions for Medicaid expansion populations decrease and states are unable to offset the reductions. Decreased federal funding and increased state obligations and administrative burden could strain state budgets, which could result in state limitations on Medicaid eligibility or coverage, payment rate reductions, and changes to Medicaid waiver programs, among other effects.

The outcome of the 2024 federal elections, affecting both the executive and legislative branches, has increased regulatory uncertainty and the potential for significant policy changes. The President has issued executive orders that impact or may impact the healthcare industry. Further, some members of Congress and the presidential administration have raised potential measures intended to accelerate the shift from traditional Medicare to Medicare Advantage or eliminating some or all of the consumer protections established by the ACA.

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

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. The effective income tax rates were 22.7% and 21.4% for the three months ended March 31, 2026 and 2025, respectively, compared to our federal statutory rate of 21%. The difference between our federal statutory and effective income tax rates was principally due to the inclusion of state taxes, non-deductible compensation, excess tax expense or benefit and the use of federal employment tax credits.

Results of Operations — Consolidated

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

The following table sets forth our unaudited condensed consolidated results of operations.

	For the Three Months Ended March 31,
	2026		2025		Change
		% Of		% Of
		Net Service		Net Service
	Amount	Revenues	Amount	Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Net service revenues	$363,611	100.0%	$337,708	100.0%	$25,903	7.7%
Cost of service revenues	247,738	68.1	230,031	68.1	17,707	7.7
Gross profit	115,873	31.9	107,677	31.9	8,196	7.6
General and administrative expenses	77,771	21.4	73,220	21.7	4,551	6.2
Depreciation and amortization	4,030	1.1	3,943	1.2	87	2.2
Total operating expenses	81,801	22.5	77,163	22.9	4,638	6.0
Operating income	34,072	9.4	30,514	9.0	3,558	11.7
Interest income	(510)	(0.1)	(502)	(0.1)	(8)	1.6
Interest expense	2,151	0.6	4,018	1.2	(1,867)	(46.5)
Total interest expense, net	1,641	0.5	3,516	1.1	(1,875)	(53.3)
Income before income taxes	32,431	8.9	26,998	8.0	5,433	20.1
Income tax expense	7,362	2.0	5,770	1.7	1,592	27.6
Net income	$25,069	6.9%	$21,228	6.3%	$3,841	18.1%

Net service revenues increased by 7.7% to $363.6 million for the three months ended March 31, 2026 compared to $337.7 million for the three months ended March 31, 2025. Revenue increased by $22.8 million in our personal care segment, by $4.3 million in our hospice segment and decreased by $1.3 million in our home health segment during the three months ended March 31, 2026, compared to the same period in 2025. The increase in our personal care segment was primarily due to organic growth in billable hours combined with the Gold Horses Acquisition and the Helping Hands Acquisition. The increase in our hospice segment revenue was due to organic growth in average daily census. The decrease in our home health segment was primarily attributed to lower volumes.

Gross profit, expressed as a percentage of net service revenues, was 31.9% for the three months ended March 31, 2026, compared to 31.9% for the same period in 2025.

General and administrative expenses increased to $77.8 million for the three months ended March 31, 2026, compared to $73.2 million for the three months ended March 31, 2025. The increase in general and administrative expenses was primarily due to acquisition activity, including the Gold Horses Acquisition and Helping Hands Acquisition, which contributed to an increase in administrative employee wage, bonus, tax, and benefit costs of $3.3 million. General and administrative expenses, expressed as a percentage of net service revenues, were 21.4% for the three months ended March 31, 2026, compared to 21.7% for the three months ended March 31, 2025.

Interest expense decreased to $2.2 million for the three months ended March 31, 2026 from $4.0 million for the three months ended March 31, 2025. The decrease in interest expense was primarily due to lower average outstanding borrowings and a lower weighted average interest rate under our credit facility for the three months ended March 31, 2026,compared to the three months ended March 31, 2025.

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. The effective income tax rate was 22.7% and 21.4% for the three months ended March 31, 2026 and 2025, respectively. Our higher effective income tax rate for the three months ended March 31, 2026, was principally due to a lower excess tax benefit with a lower benefit from the use of federal employment tax credits. For the three months ended March 31, 2026 and 2025, the excess tax benefit and federal employment tax credits were 5.3% and 7.2%, respectively.

Results of Operations – Segments

The following tables and related analysis summarize our operating results and business metrics by segment:

Personal Care Segment

	For the Three Months Ended March 31,
	2026		2025		Change
		% of		% of
		Segment		Segment
		Net Service		Net Service
	Amount	Revenues	Amount	Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$281,094	100.0%	$258,286	100.0%	$22,808	8.8%
Cost of services revenues	203,273	72.3	186,964	72.4	16,309	8.7
Gross profit	77,821	27.7	71,322	27.6	6,499	9.1
General and administrative expenses	24,955	8.9	23,730	9.2	1,225	5.2
Segment operating income	$52,866	18.8%	$47,592	18.4%	$5,274	11.1%
Business Metrics (Actual Numbers, Except Billable Hours in Thousands)
Locations at period end	200		199
Average billable census * (1)	50,283		50,478		(195)	(0.4)%
Billable hours * (2)	10,733		10,201		532	5.2
Average billable hours per census per month * (2)	71.1		67.4		3.7	5.5
Billable hours per business day * (2)	167,699		159,395		8,304	5.2
Revenues per billable hour * (2)	$26.16		$25.32		$0.84	3.3%
Same store growth revenue % * (3)	6.5%		7.4%		(0.9)	(12.2)

(1)	Average billable census is the number of unique clients receiving a billable service during the year and is the total census divided by months in operation during the period.

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

The personal care segment derives a significant amount of its net service revenues from operations in Illinois, which represented 32.1% and 33.0% of our net service revenues for the three months ended March 31, 2026 and 2025, respectively. One payor, the Illinois Department on Aging, accounted for 17.8% and 18.5% of net service revenues for the three months ended March 31, 2026 and 2025, respectively.

Net service revenues from state, local, and other governmental programs accounted for 49.7% and 51.5% of net service revenues for the three months ended March 31, 2026 and 2025, respectively. Managed care organizations accounted for 47.6% and 45.3% of net service revenues for the three months ended March 31, 2026 and 2025, respectively, with commercial insurance, private pay, and other payors accounting for the remainder of net service revenues.

Net service revenues increased by 8.8% for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Net service revenues included a 5.2% increase in billable hours and a 3.3% increase in revenues per billable hour for the three months ended March 31, 2026, compared to the three months ended March 31, 2025.

Gross profit, expressed as a percentage of net service revenues, was 27.7% for the three months ended March 31, 2026, compared to 27.6% for the three months ended March 31, 2025.

The personal care segment’s general and administrative expenses primarily consist of administrative employee wages, taxes, and benefit costs, rent, information technology, and office expenses. General and administrative expenses, expressed as a percentage of net service revenues, was 8.9% and 9.2% for the three months ended March 31, 2026 and 2025, respectively.

Hospice Segment

	For the Three Months Ended March 31,
	2026		2025		Change
		% of		% of
		Segment		Segment
		Net Service		Net Service
	Amount	Revenues	Amount	Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$65,785	100.0%	$61,437	100.0%	$4,348	7.1%
Cost of services revenues	35,308	53.7	32,269	52.5	3,039	9.4
Gross profit	30,477	46.3	29,168	47.5	1,309	4.5
General and administrative expenses	15,825	24.1	14,551	23.7	1,274	8.8
Segment operating income	$14,652	22.3%	$14,617	23.8%	$35	0.2%
Business Metrics (Actual Numbers)
Locations at period end	40		38
Admissions * (1)	3,417		3,474		(57)	(1.6)%
Average daily census * (2)	3,804		3,515		289	8.2
Average discharge length of stay * (3)	110.6		97.4		13.2	13.5
Patient days * (4)	342,359		316,319		26,040	8.2
Revenue per patient day * (5)	$191.42		$194.23		$(2.81)	(1.4)
Organic growth
- Revenue * (6)	7.7%		9.9%		(2.2)	(22.2)
- Average daily census * (6)	7.9%		4.6%		3.3	71.7%

(1)	Represents referral process and new patients on service during the period.

(2)	Average daily census is total patient days divided by the number of days in the period.

(3)	Average length of stay is the average number of days a patient is on service, calculated upon discharge, and is total patient days divided by total discharges in the period.

(4)	Patient days is days of service for all patients in the period.

(5)	Revenue per patient day is hospice revenue divided by the number of patient days in the period.

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

Net service revenues from Medicare accounted for 94.4% and 92.4% for the three months ended March 31, 2026 and 2025, respectively. Net service revenues from managed care organizations accounted for 2.3% and 3.3% for the three months ended March 31, 2026 and 2025 respectively.

Net service revenues increased by $4.3 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily attributed to organic growth in average daily census, partially offset by a decrease in revenue per patient day.

Gross profit, expressed as a percentage of net service revenues, was 46.3% and 47.5% for the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026, the decrease was mainly attributed to an increase in direct wages, taxes and benefit costs as a percentage of net service revenues.

The hospice segment’s general and administrative expenses primarily consist of administrative employee wage, tax, and benefit costs, rent, information technology, and office expenses. General and administrative expenses, expressed as a percentage of net service revenues, was 24.1% and 23.7% for the three months ended March 31, 2026 and 2025, respectively.

Home Health Segment

	For the Three Months Ended March 31,
	2026		2025		Change
		% of		% of
		Segment		Segment
		Net Service		Net Service
	Amount	Revenues	Amount	Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$16,732	100.0%	$17,985	100.0%	$(1,253)	(7.0)%
Cost of services revenues	9,156	54.7	10,798	60.0	(1,642)	(15.2)
Gross profit	7,576	45.3	7,187	40.0	389	5.4
General and administrative expenses	4,413	26.4	4,173	23.2	240	5.8
Segment operating income	$3,163	18.9%	$3,014	16.8%	$149	4.9%
Business Metrics (Actual Numbers)
Locations at period end	22		23
New admissions * (1)	4,694		4,708		(14)	(0.3)%
Recertifications * (2)	2,523		2,982		(459)	(15.4)
Total volume * (3)	7,217		7,690		(473.0)	(6.2)
Visits * (4)	80,892		94,593		(13,701)	(14.5)
Organic growth
- Revenue * (5)	(6.6)%		1.3%		(7.9)	(607.7)
- Admissions * (5)	(0.3)%		(3.7)%		3.4	(91.9)%

(1)	Represents new patients during the period.

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

The home health segment generates net service revenues by providing home health services on a short-term, intermittent or episodic basis to individuals, generally to treat an illness or injury. Net service revenues from Medicare accounted for 61.1% and 69.9%, managed care organizations accounted for 23.7% and 21.2%, and state, local, and other governmental programs accounted for 12.2% and 6.0% for the three months ended March 31, 2026 and 2025, respectively. Home health services provided to Medicare beneficiaries are paid under the Medicare Home Health Prospective Payment System, which uses national, standardized 30-day period payment rates for periods of care. CMS uses the PDGM as the case-mix classification model to place periods of care into payment categories, classifying patients based on clinical characteristics. An outlier adjustment may be paid for periods of care in which costs exceed a specific threshold amount.

Net service revenues decreased by $1.3 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to lower volumes, including lower recertifications and visits, and the continued impact of efforts to manage payor mix within our home health operations and related incremental margin improvements.

Gross profit, expressed as a percentage of net service revenues, was 45.3% and 40.0% for the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026, the increase was mainly attributed to a decrease in direct wages, taxes and benefit costs as a percentage of net service revenues, as cost of services revenues decreased at a greater rate than net service revenues, compared to the three months ended March 31, 2025.

The home health segment’s general and administrative expenses primarily consist of administrative employee wage, tax and benefit costs, rent, information technology, and office expenses. General and administrative expenses, expressed as a percentage of net service revenues, were 26.4% and 23.2% for the three months ended March 31, 2026 and 2025.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand and cash from operations and borrowings under our credit facility. At March 31, 2026 and December 31, 2025, we had cash balances of $103.1 million and $81.6 million, respectively. At March 31, 2026, we had a $650.0 million revolving credit facility and a $150.0 million incremental loan facility, which may be for term loans or an increase to the revolving loan commitments. The maturity of this credit facility was extended to July 30, 2028.

During the three months ended March 31, 2026, we repaid $30.0 million under our revolving credit facility. As of March 31, 2026, we had a total of $94.3 million in revolving loans, with an interest rate of 5.43% outstanding on our credit facility and after giving effect to the amount drawn on our credit facility, approximately $7.9 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA (as defined in the Credit Agreement), we had $650.0 million of capacity and $547.8 million available for borrowing under our credit facility. At December 31, 2025, we had a total of $124.3 million revolving credit loans, with an interest rate of 5.48%, outstanding on our credit facility.

Our credit facility requires us to maintain a total net leverage ratio not exceeding 3.75:1.00. At March 31, 2026, we were in compliance with our financial covenants under the Credit Agreement. Although we believe our liquidity position remains strong, we can provide no assurance that we will remain in compliance with the covenants in our Credit Agreement, and in the future, it may prove necessary to seek an amendment with the bank lending group under our credit facility. Additionally, there can be no assurance that we will be able to raise additional funds on terms acceptable to us, if at all.

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

ARPA Spending Plans

To mitigate the fiscal effects of the COVID-19 public health emergency, the ARPA provided for a 10 percentage point increase in federal matching funds for Medicaid HCBS from April 1, 2021, through March 31, 2022, provided the state satisfied certain conditions. States must submit periodic HCBS spending plans to CMS regarding the federal and state funds tied to the increase in federal matching funds. Although states were generally permitted to use the associated state funds by March 31, 2025, CMS granted extensions to several states and some state spending plans continue through September 30, 2026.

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

During the three months ended March 31, 2026, the Company received additional state funding provided by the ARPA of $6.2 million. Of the total state funding received by the Company pursuant to the ARPA through March 31, 2026, the Company utilized $3.2 million during the three months ended March 31, 2026, primarily for caregivers and adding support to recruiting and retention efforts, included as a reduction of cost of service revenues in the Company’s Unaudited Condensed Consolidated Statements of Income. As of March 31, 2026, the deferred portion of ARPA funding of $14.6 million is included within Government stimulus advances on the Company’s Unaudited Condensed Consolidated Balance Sheets.

The following table summarizes changes in our cash flows:

	For the Three Months Ended March 31,
	2026	2025
	(Amounts in Thousands)
Net cash provided by operating activities	$52,365	$18,949
Net cash used in investing activities	(1,692)	(1,378)
Net cash used in financing activities	(29,225)	(19,528)

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Cash flows from operating activities represent the inflow of cash from our payors and the outflow of cash for payroll and payroll taxes, operating expenses, interest, and taxes. Net cash provided by operating activities was $52.4 million for the three months ended March 31, 2026, compared to net cash provided by operating activities of $18.9 million for the same period in 2025. The increase in cash provided by operations was primarily due to the timing of receipts on accounts receivable and the timing of receipt and utilization of government stimulus funds. The changes in accounts receivable were primarily related to the growth in revenue and a decrease in days sales outstanding (“DSO”) during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The related receivables due from the Illinois Department on Aging represented 23.1% and 18.5% of the Company’s net accounts receivable at March 31, 2026 and March 31, 2025, respectively.

Net cash used in investing activities for the three months ended March 31, 2026, primarily consisted of $1.7 million of cash used for property and equipment purchases, primarily related to our ongoing investments in technology infrastructure fixed assets. Net cash used in investing activities for the three months ended March 31, 2025 primarily consisted of $3.4 million of net cash used for the Jacksonville Acquisition and the Great Lakes Acquisition, $1.9 million of cash used for property and equipment purchases, primarily related to our ongoing investments in technology infrastructure fixed assets, offset by $3.8 million in proceeds received relating to the New York Asset Sale.

Net cash used in financing activities for the three months ended March 31, 2026, primarily consisted of $30.0 million payment on our revolving credit facility, offset by cash received from the exercise of stock options of $0.8 million. Net cash provided by financing activities for the three months ended March 31, 2025 primarily consisted of $20.0 million payment on our revolving credit facility, offset by cash received from the exercise of stock options of $0.5 million.

Outstanding Accounts Receivable

Outstanding accounts receivable, net of the allowance for credit losses as of March 31, 2026 and December 31, 2025 were approximately $144.8 million and $151.7 million, respectively, decreased by $6.9 million as of March 31, 2026 as compared to December 31, 2025. Accounts receivable for the Illinois Department on Aging decreased approximately $4.2 million during the three months ended March 31, 2026. Our collection procedures include review of account aging and direct contact with our payors. We have historically not used collection agencies. An uncollectible amount is written off to the allowance account after reasonable collection efforts have been exhausted.

We calculate our DSO by taking the trade accounts receivable outstanding, net of allowance for credit losses for doubtful accounts, divided by the net service revenues for the last quarter, multiplied by the number of days in that quarter. Our DSOs were 36 days and 38 days at March 31, 2026 and December 31, 2025, respectively. The DSOs for our largest payor, the Illinois Department on Aging, were 47 days and 55 days at March 31, 2026 and December 31, 2025, respectively.

Off-Balance Sheet Arrangements

As of March 31, 2026, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates previously disclosed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” set forth in Part II, Item 7 of our Annual Report on Form 10-K for the period ended December 31, 2025, filed with the SEC.

Recently Issued Accounting Pronouncements

Refer to Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. As of March 31, 2026, we had outstanding borrowings of approximately $94.3 million on our credit facility, all of such borrowings were subject to variable interest rates. If the variable rates on this debt were 100 basis points higher than the rate applicable to the borrowing during the three month period ended March 31, 2026, our net income would have decreased by $0.2 million, or $0.01 per diluted share. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.

ITEM 4.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.         Legal Proceedings

Legal Proceedings

From time to time, we are subject to legal and/or administrative proceedings incidental to our business. It is the opinion of management that the outcome of pending legal and/or administrative proceedings will not have a material effect on our financial position and results of operations.

Item 1A.      Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors discussed under the caption “Risk Factors” set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC. There have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in our Annual Report on Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

None.

Item 5.         Other Information

During the quarter ended March 31, 2026, each of the following directors and Section 16 officers adopted a Rule 10b5-1 Trading Arrangement (as defined in Item 408(a) of Regulation S-K) to sell common shares:

				Shares Vesting and Subject to	Other Shares Being Sold
Name	Title	Adoption Date	Expiration Date (1)	Sell-To-Cover (2)	(Subject to Certain Conditions)
Roberton Stevenson	EVP and Chief Human Resources Officer	March 5, 2026	February 23, 2027	3,521	n/a
Michael Wattenbarger	EVP and Chief Information Officer	March 3, 2026	February 23, 2027	3,852	n/a
R. Dirk Allison	Chief Executive Officer and Chairman of the Board	March 2, 2026	February 23, 2027	32,492	n/a
Darby Anderson	EVP and Chief Government Affairs & Community Relations Officer	March 3, 2026	February 23, 2027	4,901	n/a
Heather Brianne Dixon	President and Chief Operating Officer	March 6, 2026	September 15, 2027	13,614	n/a
Cliff Blessing	EVP and Chief Development Officer	March 6, 2026	February 23, 2027	3,521	n/a
Brian Poff	EVP, Chief Financial Officer, Secretary and Treasurer	March 2, 2026	February 23, 2027	13,101	n/a
Monica Raines	EVP and Chief Compliance and Quality Officer	March 5, 2026	February 23, 2027	3,521	n/a
Sean Gaffney	EVP and Chief Legal Officer	March 5, 2026	February 23, 2027	4,901	n/a
David Tucker	EVP and Chief Strategy Officer	March 5, 2026	February 23, 2027	4,277	n/a

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

Each trading arrangement noted above is intended to satisfy the affirmative defense in Rule 10b5-1(c). No other director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, as such terms are defined in Item 408(a) of Regulation S-K, during the quarter ending March 31, 2026.

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

ADDUS HOMECARE CORPORATION

Date: May 5, 2026	By:	/s/ R. DIRK ALLISON

R. Dirk Allison Chairman and Chief Executive Officer (As Principal Executive Officer)

Date: May 5, 2026	By:	/s/ BRIAN POFF

Brian Poff Chief Financial Officer (As Principal Financial Officer)