Form 10-Q
period 2026-06-30
Addus HomeCare Corp
filed 2026-08-04
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 28, 2026, Addus HomeCare Corporation had 18,674,300 shares of Common Stock outstanding.

ADDUS HOMECARE CORPORATION

FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2026 and December 31, 2025

(Amounts and Shares in Thousands, Except Per Share Data)

(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets
Cash	$99,566	$81,617
Accounts receivable, net of allowances for credit losses	145,123	151,695
Prepaid expenses and other current assets	39,461	36,179
Total current assets	284,150	269,491
Property and equipment, net of accumulated depreciation and amortization	23,851	24,998
Other assets
Goodwill	1,008,053	996,696
Intangibles, net of accumulated amortization	99,398	102,410
Operating lease assets, net	41,034	43,713
Total other assets	1,148,485	1,142,819
Total assets	$1,456,486	$1,437,308
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$18,038	$16,832
Accrued payroll	76,834	65,941
Accrued expenses	34,923	28,191
Operating lease liabilities, current portion	13,059	13,144
Government stimulus advances	12,383	11,699
Accrued workers' compensation insurance	12,911	13,680
Total current liabilities	168,148	149,487
Long-term liabilities
Long-term debt, net of debt issuance costs	61,597	120,959
Long-term operating lease liabilities	34,164	37,259
Deferred income tax	44,366	44,065
Other long-term liabilities	54	235
Total long-term liabilities	140,181	202,518
Total liabilities	$308,329	$352,005
Stockholders' equity
Common stock—$.001 par value; 40,000 authorized and 18,674 and 18,518 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	$19	$18
Additional paid-in capital	623,122	612,945
Retained earnings	525,016	472,340
Total stockholders' equity	1,148,157	1,085,303
Total liabilities and stockholders' equity	$1,456,486	$1,437,308

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months Ended June 30, 2026 and 2025

(Amounts and Shares in Thousands, Except Per Share Data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net service revenues	$377,417	$349,443	$741,028	$687,151
Cost of service revenues	255,857	235,566	503,595	465,597
Gross profit	121,560	113,877	237,433	221,554
General and administrative expenses	78,493	77,077	156,264	150,297
Depreciation and amortization	4,125	3,913	8,155	7,856
Total operating expenses	82,618	80,990	164,419	158,153
Operating income	38,942	32,887	73,014	63,401
Interest income	(566)	(583)	(1,076)	(1,085)
Interest expense	1,724	3,525	3,875	7,543
Total interest expense, net	1,158	2,942	2,799	6,458
Income before income taxes	37,784	29,945	70,215	56,943
Income tax expense	10,177	7,893	17,539	13,663
Net income	$27,607	$22,052	$52,676	$43,280
Net income per common share
Basic income per share	$1.51	$1.22	$2.89	$2.40
Diluted income per share	$1.49	$1.20	$2.85	$2.36
Weighted average number of common shares and potential common shares outstanding:
Basic	18,292	18,045	18,243	18,011
Diluted	18,472	18,332	18,499	18,340

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Three and Six Months Ended June 30, 2026

(Amounts and Shares in Thousands)

(Unaudited)

	For the Three Months Ended June 30, 2026
			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance at April 1, 2026	18,664	$19	$618,732	$497,409	$1,116,160
Issuance of shares of common stock under restricted stock award agreements	10	—	—	—	—
Forfeiture of shares of common stock under restricted stock award agreements	—	—	—	—	—
Stock-based compensation	—	—	4,390	—	4,390
Shares issued for exercise of stock options	—	—	—	—	—
Net income	—	—	—	27,607	27,607
Balance at June 30, 2026	18,674	$19	$623,122	$525,016	$1,148,157

	For the Six Months Ended June 30, 2026
			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance at January 1, 2026	18,518	$18	$612,945	$472,340	$1,085,303
Issuance of shares of common stock under restricted stock award agreements	136	1	—	—	1
Forfeiture of shares of common stock under restricted stock award agreements	(1)	—	—	—	—
Stock-based compensation	—	—	9,390	—	9,390
Shares issued for exercise of stock options	21	—	787	—	787
Net income	—	—	—	52,676	52,676
Balance at June 30, 2026	18,674	$19	$623,122	$525,016	$1,148,157

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

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2026 and 2025

(Amounts in Thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net income	$52,676	$43,280
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of acquisitions:
Depreciation and amortization	8,155	7,856
Deferred income taxes	301	467
Stock-based compensation	9,390	7,590
Amortization of debt issuance costs under the credit facility	656	638
Provision for credit losses	759	681
Gain on disposal of assets	(13)	(8)
Loss on termination of operating leases	7	19
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	5,834	(15,936)
Prepaid expenses and other current assets	(3,397)	2,856
Government stimulus advances	684	(3,312)
Accounts payable	649	(12,844)
Accrued payroll	10,893	6,446
Accrued expenses and other long-term liabilities	5,782	3,745
Net cash provided by operating activities	92,376	41,478
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(12,182)	(3,350)
Purchases of property and equipment	(3,050)	(3,136)
Proceeds received from disposal of assets	35	18
Proceeds received from previous acquisition	—	2,937
Proceeds received from divestiture of business	—	3,848
Net cash (used in) provided by investing activities	(15,197)	317
Cash flows from financing activities:
Payments on revolver — credit facility	(60,000)	(50,000)
Payments for debt issuance costs under the credit facility	(18)	(22)
Cash received from exercise of stock options	788	492
Net cash used in financing activities	(59,230)	(49,530)
Net change in cash	17,949	(7,735)
Cash, at beginning of period	81,617	98,911
Cash, at end of period	$99,566	$91,176
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,218	$7,019
Cash paid for income taxes	5,288	4,861

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

Computation of Weighted Average Shares

The following table sets forth the computation of basic and diluted common shares:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	(Amounts in thousands)		(Amounts in thousands)
	2026	2025	2026	2025
Weighted average number of shares outstanding for basic per share calculation	18,292	18,045	18,243	18,011
Effect of dilutive potential shares:
Stock options	122	219	136	221
Restricted stock awards	58	68	120	108
Adjusted weighted average shares for diluted per share calculation	18,472	18,332	18,499	18,340
Anti-dilutive shares:
Stock options	—	—	—	—
Restricted stock awards	199	9	122	9

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

3. Divestiture

Effective May 20, 2024, the Company entered into a definitive asset purchase agreement to sell all of the Company’s New York operations for a purchase price of up to $23.0 million in cash, subject to certain adjustments, including adjustments for future operating requirements (the “New York Asset Sale”). The purchase price included 50% cash consideration, paid out as an initial payment of $4.6 million and $6.9 million paid pro rata as a deferred payment as caregivers are transferred, and 50% in the form of contingent consideration for the Company’s New York Consumer Directed Personal Assistance Program (“CDPAP”) business. No amount was recorded related to the CDPAP business contingent consideration. The Company entered into a consulting agreement with the purchaser effective May 20, 2024, as the transfer of clients and caregivers and payment for assets pursuant to the New York Asset Sale was occurring over time. The Company determined that the consulting agreement gave it the ability to control the business until October 2024, when the Company determined that it no longer controlled the business as it transferred more than 50% of the clients and caregivers and therefore qualified for sale consideration of the New York Asset Sale. As a result, the Company deconsolidated the results of its New York operations and recorded a gain on divestiture of $3.7 million during the year ended December 31, 2024. The gain was reflected within general and administrative expenses on the consolidated statement of operations. During the six months ended June 30, 2026, the Company recorded a lease modification reducing operating lease assets and liabilities by $1.6 million.

4. Leases

Amounts reported on the Company’s Unaudited Condensed Consolidated Balance Sheets for operating leases were as follows:

	June 30, 2026	December 31, 2025
	(Amounts in Thousands)
Operating lease assets, net	$41,034	$43,713

Short-term operating lease liabilities	13,059	13,144
Long-term operating lease liabilities	34,164	37,259
Total operating lease liabilities	$47,223	$50,403

Lease Costs

Components of lease costs were reported in general and administrative expenses in the Company’s Unaudited Condensed Consolidated Statements of Income as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	(Amounts in Thousands)		(Amounts in Thousands)
	2026	2025	2026	2025
Operating lease costs	$3,599	$3,651	$7,255	$7,308
Short-term lease costs	285	271	540	555
Total lease costs	3,884	3,922	7,795	7,863
Less: sublease income	—	—	—	(226)
Total lease costs, net	$3,884	$3,922	$7,795	$7,637

Lease Term and Discount Rate

Weighted average remaining lease terms and discount rates were as follows:

	June 30, 2026	December 31, 2025
Operating leases:
Weighted average remaining lease term	4.78	5.05
Weighted average discount rate	6.48%	6.37%

Maturity of Lease Liabilities

Remaining operating lease payments as of  June 30, 2026 were as follows:

Operating Leases
(Amounts in Thousands)
Due in the 12-month period ended June 30,
2027	$15,526
2028	11,808
2029	8,470
2030	6,523
2031	5,612
Thereafter	7,559
Total future minimum rental commitments	55,498
Less: Imputed interest	(8,275)
Total lease liabilities	$47,223

Supplemental Cash Flows Information

	For the Six Months Ended June 30,
	(Amounts in Thousands)
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,257	$8,368

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5,387	$5,158

5. Goodwill and Intangible Assets

A summary of the goodwill by segment and related adjustments is provided below:

	Hospice	Personal Care	Home Health	Total
	(Amounts in Thousands)
Goodwill as of December 31, 2025	$432,866	$468,981	$94,849	$996,696
Additions for acquisitions	—	11,332	—	11,332
Adjustments to previously recorded goodwill	(14)	41	(2)	25
Goodwill as of June 30, 2026	$432,852	$480,354	$94,847	$1,008,053

On May 1, 2026, the Company completed its acquisition of substantially all of the assets of an Indiana limited liability company doing business as HomeCourt Home Care for $12.2 million (the “HomeCourt Acquisition”), with funding provided by available cash. With the HomeCourt Acquisition, the Company expanded its personal care segment to Indiana and recognized goodwill in its personal care segment of $11.3 million.

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

The carrying amount and accumulated amortization of each identifiable intangible asset category consisted of the following:

		June 30, 2026			December 31, 2025
		(Amounts in Thousands)			(Amounts in Thousands)
	Estimated Useful	Gross	Accumulated	Net	Gross	Accumulated	Net
	Life (years)	carrying value	amortization	carrying value	carrying value	amortization	carrying value
Customer and referral relationships	3 - 15	$34,026	$(33,643)	$383	$34,201	$(33,656)	$545
Trade names and trademarks	1 - 20	57,987	(27,472)	30,515	59,366	(26,535)	32,831
Non-competition agreement	3 - 5	7,038	(6,729)	309	6,728	(6,663)	65
State Licenses	6 - 10	27,069	(5,508)	21,561	26,529	(4,190)	22,339
State Licenses	Indefinite	46,630	—	46,630	46,630	—	46,630
Total intangible assets		$172,750	$(73,352)	$99,398	$173,454	$(71,044)	$102,410

During the six months ended June 30, 2026, the Company acquired state licenses and a non-competition agreement of $0.6 million and $0.3 million, respectively, in its personal care services segment related to the HomeCourt Acquisition.

Amortization expense related to the intangible assets was $2.0 million and $3.9 million for the three and six months ended June 30, 2026, respectively, and $2.0 million and $4.0 million for the three and six months ended June 30, 2025, respectively. The weighted average remaining useful lives of identifiable intangible assets as of  June 30, 2026 was 8.76 years.

6. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consisted of the following:

	June 30, 2026	December 31, 2025
	(Amounts in Thousands)
Income tax receivable	$1,090	$10,520
Prepaid payroll	21,419	7,960
Prepaid workers' compensation and liability insurance	7,579	5,694
Prepaid licensing fees	5,005	4,167
Workers' compensation insurance receivable	629	474
Other (1)	3,739	7,364
Total prepaid expenses and other current assets	$39,461	$36,179

(1)	Included $2.3 million related to the New York Asset Sale deferred payments as of June 30, 2026 and December 31, 2025.

Accrued expenses consisted of the following:

	June 30, 2026	December 31, 2025
	(Amounts in Thousands)
Accrued health benefits	$6,170	$6,643
Accrued professional fees	6,304	6,390
Accrued payroll and other taxes	5,812	2,242
Other	16,637	12,916
Total accrued expenses	$34,923	$28,191

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

During the three and six months ended June 30, 2026, the Company received additional state funding provided by the ARPA of $0.1 million and $6.3 million, respectively. Of the total state funding received by the Company pursuant to the ARPA through June 30, 2026, the Company utilized $2.4 million and $5.6 million during the three and six months ended June 30, 2026, respectively, primarily for caregivers and adding support to recruiting and retention efforts, included as a reduction of cost of service revenues in the Company’s Unaudited Condensed Consolidated Statements of Income. As of June 30, 2026, the deferred portion of ARPA funding of $12.4 million is included within Government stimulus advances on the Company’s Unaudited Condensed Consolidated Balance Sheets.

8. Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2026	December 31, 2025
	(Amounts in Thousands)
Revolving loan under the credit facility	$64,335	$124,335
Less unamortized issuance costs	(2,738)	(3,376)
Long-term debt	$61,597	$120,959

Amended and Restated Senior Secured Credit Facility

On October 31, 2018, the Company entered into the Amended and Restated Credit Agreement, with certain lenders and Capital One, National Association, as a lender and as agent for all lenders, as amended by the First Amendment to Amended and Restated Credit Agreement, dated as of September 12, 2019, as further amended by the Second Amendment to Amended and Restated Credit Agreement, dated as of July 30, 2021, as further amended by the Third Amendment to Amended and Restated Credit Agreement, dated as of April 26, 2023, and as further amended by the Fourth Amendment to Amended and Restated Credit Agreement, dated as of October 22, 2024 (as amended, the “Credit Agreement”, as used throughout this Quarterly Report on Form 10-Q, “credit facility” shall mean the credit facility evidenced by the Credit Agreement). The credit facility consists of a $650.0 million revolving credit facility and a $150.0 million incremental loan facility, which incremental loan facility may be for term loans or an increase to the revolving loan commitments. The maturity of this credit facility is July 30, 2028.

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

The Credit Agreement contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property and payment of taxes. The Credit Agreement also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum Interest Coverage Ratio (as defined in the Credit Agreement) and a requirement to stay below a maximum Total Net Leverage Ratio (as defined in the Credit Agreement). The Credit Agreement also contains restrictions on guarantees, indebtedness, liens, investments and loans, subject to customary carve outs, a restriction on dividends (provided that Addus HealthCare  may make distributions to the Company in an amount that does not exceed $10.0 million in any year absent an event of default, plus limited exceptions for tax and administrative distributions), a restriction on the ability to consummate acquisitions (without the consent of the lenders) under its credit facility subject to compliance with the Total Net Leverage Ratio (as defined in the Credit Agreement) thresholds, restrictions on mergers, dispositions of assets, and affiliate transactions, and restrictions on fundamental changes and lines of business.

During the six months ended June 30, 2026, the Company did not draw on its credit facility and repaid $60.0 million under the revolving credit facility.

As of June 30, 2026, the Company had a total of $64.3 million of revolving loans, with an interest rate of 5.40%, outstanding on its credit facility. After giving effect to the amount drawn on its credit facility, approximately $7.9 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA (as defined in the Credit Agreement), the Company had $650.0 million of capacity and $577.8 million available for borrowing under its credit facility. As of December 31, 2025, the Company had a total of $124.3 million of revolving loans, with an interest rate of 5.48%, outstanding on its credit facility.

As of June 30, 2026, the Company was in compliance with all financial covenants under the Credit Agreement.

9. Income Taxes

The effective income tax rates were 26.9% and 26.4% for the three months ended June 30, 2026 and 2025, respectively. The effective income tax rates were 25.0% and 24.0% for the six months ended June 30, 2026 and 2025, respectively.

For the three months ended June 30, 2026, the difference between our federal statutory and effective income tax rates was principally due to the inclusion of state taxes, non-deductible compensation and an excess tax expense, partially offset by the use of federal employment tax credits. The Work Opportunity Tax Credit (“WOTC”) is a federal tax credit available to employers for hiring individuals from certain targeted groups. The Company has historically benefited from this credit; however, because the program expired on December 31, 2025, and had not been renewed as of January 1, 2026, the effective income tax rate for the current quarter includes only the benefit associated with employees hired on or before December 31, 2025. For both the three months ended June 30, 2026 and 2025, the effective tax rates were inclusive of an excess tax benefit of 0.0% and 0.1%, respectively. The excess tax expense and tax benefit are discrete items, related to the vesting of equity shares, which requires the Company to recognize the expense or benefit fully in the period. An excess tax expense results if the Company’s cumulative costs of the award recognized exceed the income tax deduction, whereas an excess tax benefit results if the Company’s cumulative costs of the award recognized are less than the income tax deduction.

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

11. Segment Information

Operating segments are defined as components of a company that engage in business activities from which it may earn revenues and incur expenses, and for which separate financial information is available and is regularly reviewed by the Company’s chief operating decision maker (“CODM”). The Company identifies its Chief Executive Officer and Chief Operating Officer together as CODMs to assess the performance of the individual segments and make decisions about resources to be allocated to the segments. The Company operates as a multi-state provider of three business segments providing in-home services.

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

	For the Three Months Ended June 30, 2026
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$295,995	$64,247	$17,175	$377,417
Direct service personnel	209,890	29,761	9,203	248,854
General and administrative salaries, wages and benefits	19,490	12,282	3,600	35,372
Other segment items (1)	6,235	10,099	1,085	17,419
Segment operating income	60,380	12,105	3,287	75,772
Segment reconciliation:
Items not allocated at segment level:
Other general and administrative expenses				32,705
Depreciation and amortization				4,125
Interest income				(566)
Interest expense				1,724
Income before income taxes				$37,784

(1)	Other segment items include other costs for direct service personnel, office expense, licenses and taxes, communication, medical director fees, travel, and bad debt expense.

	For the Three Months Ended June 30, 2025
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$269,183	$62,212	$18,048	$349,443
Direct service personnel	192,868	26,177	9,451	228,496
General and administrative salaries, wages and benefits	18,407	11,448	3,029	32,884
Other segment items (1)	6,268	9,765	1,186	17,219
Segment operating income	51,640	14,822	4,382	70,844
Segment reconciliation:
Items not allocated at segment level:
Other general and administrative expenses				34,044
Depreciation and amortization				3,913
Interest income				(583)
Interest expense				3,525
Income before income taxes				$29,945

(1)	Other segment items include other costs for direct service personnel, office expense, licenses and taxes, communication, medical director fees, travel, and bad debt expense.

	For the Six Months Ended June 30, 2026
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$577,089	$130,032	$33,907	$741,028
Direct service personnel	412,762	58,929	18,037	489,728
General and administrative salaries, wages and benefits	38,788	24,444	7,198	70,430
Other segment items (1)	12,293	19,902	2,222	34,417
Segment operating income	113,246	26,757	6,450	146,453
Segment reconciliation:
Items not allocated at segment level:
Other general and administrative expenses				65,284
Depreciation and amortization				8,155
Interest income				(1,076)
Interest expense				3,875
Income before income taxes				$70,215

(1)	Other segment items include other costs for direct service personnel, office expense, licenses and taxes, communication, medical director fees, travel, and bad debt expense

	For the Six Months Ended June 30, 2025
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$527,469	$123,649	$36,033	$687,151
Direct service personnel	379,518	52,382	19,864	451,764
General and administrative salaries, wages and benefits	36,647	22,427	6,308	65,382
Other segment items (1)	12,073	19,401	2,465	33,939
Segment operating income	99,231	29,439	7,396	136,066
Segment reconciliation:
Items not allocated at segment level:
Other general and administrative expenses				64,809
Depreciation and amortization				7,856
Interest income				(1,085)
Interest expense				7,543
Income before income taxes				$56,943

(1)	Other segment items include other costs for direct service personnel, office expense, licenses and taxes, communication, medical director fees, travel, and bad debt expense

12. Significant Payors

The Company’s revenue by payor type was as follows:

Personal Care Segment	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
		% of Segment		% of Segment		% of Segment		% of Segment
	Amount	Net Service	Amount	Net Service	Amount	Net Service	Amount	Net Service
	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues
State, local and other governmental programs	$148,822	50.3%	$138,506	51.4%	$288,457	50.0%	$271,410	51.4%
Managed care organizations	139,285	47.1	121,900	45.3	272,959	47.3	238,907	45.3
Private pay	6,494	2.2	7,292	2.7	12,721	2.2	14,268	2.7
Commercial insurance	1,189	0.4	1,334	0.5	2,295	0.4	2,494	0.5
Other	205	—	151	0.1	657	0.1	390	0.1
Total personal care segment net service revenues	$295,995	100.0%	$269,183	100.0%	$577,089	100.0%	$527,469	100.0%

Hospice Segment	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
		% of Segment		% of Segment		% of Segment		% of Segment
	Amount	Net Service	Amount	Net Service	Amount	Net Service	Amount	Net Service
	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues
Medicare	$60,020	93.4%	$57,846	93.0%	$122,111	93.9%	$114,638	92.7%
Commercial insurance	1,910	3.0	1,997	3.2	3,722	2.9	4,375	3.5
Managed care organizations	1,920	3.0	2,001	3.2	3,420	2.6	4,029	3.3
Other	397	0.6	368	0.6	779	0.6	607	0.5
Total hospice segment net service revenues	$64,247	100.0%	$62,212	100.0%	$130,032	100.0%	$123,649	100.0%

Home Health Segment	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
		% of Segment		% of Segment		% of Segment		% of Segment
	Amount	Net Service	Amount	Net Service	Amount	Net Service	Amount	Net Service
	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues
Medicare	$10,903	63.5%	$12,517	69.4%	$21,128	62.3%	$25,094	69.7%
Managed care organizations	4,414	25.7	4,264	23.6	8,381	24.7	8,072	22.4
State, local and other governmental programs (excluding Medicare)	1,318	7.7	796	4.4	3,369	9.9	1,884	5.2
Other	540	3.1	471	2.6	1,029	3.1	983	2.7
Total home health segment net service revenues	$17,175	100.0%	$18,048	100.0%	$33,907	100.0%	$36,033	100.0%

The Company derives a significant amount of its revenue from its operations in Illinois, New Mexico, Ohio, Tennessee, and Texas. The percentages of segment revenue for each of these significant states for the three and six months ended June 30, 2026 and 2025, respectively, were as follows:

Personal Care Segment	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
		% of Segment		% of Segment		% of Segment		% of Segment
	Amount	Net Service	Amount	Net Service	Amount	Net Service	Amount	Net Service
	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues
Illinois	$121,089	40.9%	$115,226	42.8%	$237,839	41.2%	$226,640	43.0%
Texas	59,139	20.0	52,464	19.5	116,529	20.2	102,324	19.4
New Mexico	31,962	10.8	28,987	10.8	62,452	10.8	57,292	10.9
All other states	83,805	28.3	72,506	26.9	160,269	27.8	141,213	26.7
Total personal care segment net service revenues	$295,995	100.0%	$269,183	100.0%	$577,089	100.0%	$527,469	100.0%

Hospice Segment	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
		% of Segment		% of Segment		% of Segment		% of Segment
	Amount	Net Service	Amount	Net Service	Amount	Net Service	Amount	Net Service
	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues
Ohio	$24,207	37.7%	$23,204	37.3%	$50,674	39.0%	$46,391	37.5%
Illinois	13,708	21.3	14,419	23.2	28,047	21.6	28,983	23.4
New Mexico	8,475	13.2	8,184	13.2	16,346	12.6	16,097	13.0
All other states	17,857	27.8	16,405	26.3	34,965	26.8	32,178	26.1
Total hospice segment net service revenues	$64,247	100.0%	$62,212	100.0%	$130,032	100.0%	$123,649	100.0%

Home Health Segment	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
		% of Segment		% of Segment		% of Segment		% of Segment
	Amount	Net Service	Amount	Net Service	Amount	Net Service	Amount	Net Service
	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues
New Mexico	$9,166	53.4%	$8,737	48.4%	$17,705	52.2%	$17,292	48.0%
Tennessee	6,533	38.0	7,322	40.6	13,417	39.6	14,820	41.1
Illinois	1,476	8.6	1,989	11.0	2,785	8.2	3,921	10.9
Total home health segment net service revenues	$17,175	100.0%	$18,048	100.0%	$33,907	100.0%	$36,033	100.0%

A substantial portion of the Company’s revenue and accounts receivable are derived from services performed for federal, state, and local governmental agencies. The personal care segment derives a significant amount of its net service revenues in Illinois, which represented 32.1% and 33.0% of our net service revenues for both the three and six months ended  June 30, 2026 and 2025, respectively. The Illinois Department on Aging, the largest payor program for the Company’s Illinois personal care operations, accounted for 17.7% and 18.6% of the Company’s net service revenues for the three months ended  June 30, 2026 and 2025, respectively, and accounted for 17.8% and 18.6% of the Company’s net service revenues for the six months ended June 30, 2026 and 2025, respectively.

The related receivables due from the Illinois Department on Aging represented 13.2% and 25.2% of the Company’s net accounts receivable at  June 30, 2026 and December 31, 2025, respectively.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements about our business and operations. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words like “believes,” “belief,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “would,” “should,” and similar expressions are intended to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to: the impact of macroeconomic conditions, including inflation and interest rates, legislative and political developments, including federal government shutdowns, any lapse in appropriations and any hold on or cancellation of congressionally authorized spending or interruptions in the distribution of government funds, trade policies and tensions, including changes in, or the imposition of, tariffs and/or trade barriers and the economic impacts, volatility and uncertainty resulting therefrom, and the potential adverse effects of current conditions; business disruptions due to inclement weather, natural disasters, acts of terrorism, military conflicts, pandemics, civil insurrection or social unrest; changes in operational and reimbursement processes and payment structures at the state or federal levels; changes in Medicaid, Medicare, other government program and managed care organizations’ policies and payment rates, and the timeliness of reimbursements received under government programs; the implementation of new, and possible changes to existing, federal and state laws or regulations, or our failure to comply with such laws or regulations or comply on a timely basis; the impact of decisions of the U.S. Supreme Court regarding the actions of federal agencies; changes in the executive branch of the federal government; changes in the structure and administration of, and funding for, federal and state agencies and programs; competition in the healthcare industry; the geographical concentration of our operations; changes in the case mix of consumers and payment methodologies; operational changes resulting from the assumption by managed care organizations of responsibility for managing and paying for our services to consumers; the nature and success of future financial and/or delivery system reforms; changes in estimates and judgments associated with critical accounting policies; our ability to maintain or establish new referral sources; our ability to renew significant agreements or groups of agreements; our ability to attract and retain qualified personnel; federal, state and city minimum wage pressure, including any failure of any governmental entity to enact a minimum wage offset and/or the timing of any such enactment; changes in payments and covered services due to overall economic conditions and deficit or spending reduction measures by federal and state governments, and our expectations regarding these changes; cost containment initiatives undertaken by federal and state governmental and other third-party payors; our ability to access financing through the capital and credit markets; our ability to meet debt service requirements and comply with covenants in debt agreements; our ability to integrate and manage our information systems; any security breaches, cyber-attacks, loss of data, or cybersecurity threats or incidents, and any actual or perceived failures to comply with legal requirements related to the privacy of confidential consumer data and other sensitive information; the size and growth of the markets for our services, including our expectations regarding the markets for our services; eligibility standards, moratoria on new provider enrollments and limits on services imposed through legislation or by governmental agencies or other third-party payors; the potential for litigation, audits, and investigations; discretionary determinations by government officials; our ability to successfully implement our business model to grow our business; our ability to continue identifying, pursuing, consummating, and integrating acquisition opportunities and expanding into new geographic markets; the impact of acquisitions and dispositions on our business, including the potential inability to realize the benefits of potential acquisitions; the effectiveness, quality, and cost of our services; our ability to successfully execute our growth strategy; changes in tax rates;  and various other matters, many of which are beyond our control. In addition, these forward-looking statements are subject to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2025, filed with the SEC. You should carefully review all of these factors. Moreover, our business may be materially adversely affected by factors that are not currently known to us, by factors that we currently consider immaterial or by factors that are not specific to us, such as general economic conditions. These forward-looking statements were based on information, plans, and estimates at the date of this report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes, except as may be required by law.

Overview

We are a home care services provider operating three segments: personal care, hospice, and home health. Our services are principally provided in-home under agreements with federal, state, and local government agencies, managed care organizations, commercial insurers, and private individuals. Our consumers are predominantly “dual eligible,” meaning they are eligible to receive both Medicare and Medicaid benefits. Managed care organizations accounted for 38.6% and 36.7% of our net service revenues during the three months ended June 30, 2026 and 2025, respectively, and 38.4% and 36.5% of our net service revenues during the six months ended June 30, 2026 and 2025, respectively.

A summary of certain consolidated financial results is provided in the table below.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net service revenues by segment:	(Amounts in Thousands)		(Amounts in Thousands)
Personal care	$295,995	$269,183	$577,089	$527,469
Hospice	64,247	62,212	130,032	123,649
Home health	17,175	18,048	33,907	36,033
Total net service revenue	$377,417	$349,443	$741,028	$687,151

Net income	$27,607	$22,052	$52,676	$43,280

As of June 30, 2026, we provided our services in 24 states through 264 offices. Our personal care segment also includes staffing services, with clients including assisted living facilities, nursing homes, and hospice facilities.

Acquisitions

In addition to our organic growth, we have grown through acquisitions that have expanded our presence in current markets, with the goal of having all three levels of in-home care in our markets or facilitating our entry into new markets where in-home care has been moving to managed care organizations or that present other strategic opportunities.

On January 1, 2025, the Company completed its acquisition of its Jacksonville affiliate (the “Jacksonville Acquisition”), for approximately $0.8 million, with funding provided by available cash. With the Jacksonville Acquisition, the Company expanded its personal care segment in Florida and recorded goodwill of $0.8 million.

On March 1, 2025, the Company completed its acquisition of the assets of Great Lakes Home Care Unlimited, LLC (the “Great Lakes Acquisition”), for $2.6 million, with funding provided by available cash. With the Great Lakes Acquisition, the Company expanded its personal care segment in Michigan and recognized goodwill in its personal care segment of $2.6 million.

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

On May 1, 2026, the Company completed its acquisition of HomeCourt Home Care (the “HomeCourt Acquisition”), for approximately $12.2 million, with funding provided by available cash. With the HomeCourt Acquisition, the Company expanded its services within its personal care segment to Indiana and recognized goodwill in its personal care segment of $11.3 million.

New York Asset Sale

Effective May 20, 2024, we entered into the New York Asset Sale. The Company entered into a consulting agreement with the purchaser, as the transfer of clients and caregivers and payment for assets pursuant to the New York Asset Sale was occurring over time. In connection with this transaction, the Company ceased operations in New York. See Note 3 to the Notes to Unaudited Condensed Consolidated Financial Statements, Divestiture, for additional details regarding our divestiture.

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

Our revenue by payor and significant states by segment were as follows:

Personal Care Segment	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
		% of Segment		% of Segment		% of Segment		% of Segment
	Amount	Net Service	Amount	Net Service	Amount	Net Service	Amount	Net Service
	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues
State, local and other governmental programs	$148,822	50.3%	$138,506	51.4%	$288,457	50.0%	$271,410	51.4%
Managed care organizations	139,285	47.1	121,900	45.3	272,959	47.3	238,907	45.3
Private pay	6,494	2.2	7,292	2.7	12,721	2.2	14,268	2.7
Commercial insurance	1,189	0.4	1,334	0.5	2,295	0.4	2,494	0.5
Other	205	—	151	0.1	657	0.1	390	0.1
Total personal care segment net service revenues	$295,995	100.0%	$269,183	100.0%	$577,089	100.0%	$527,469	100.0%
Illinois	121,089	40.9%	115,226	42.8%	237,839	41.2%	226,640	43.0%
Texas	59,139	20.0	52,464	19.5	116,529	20.2	102,324	19.4
New Mexico	31,962	10.8	28,987	10.8	62,452	10.8	57,292	10.9
All other states	83,805	28.3	72,506	26.9	160,269	27.8	141,213	26.7
Total personal care segment net service revenues	$295,995	100.0%	$269,183	100.0%	$577,089	100.0%	$527,469	100.0%

Hospice Segment	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
		% of Segment		% of Segment		% of Segment		% of Segment
	Amount	Net Service	Amount	Net Service	Amount	Net Service	Amount	Net Service
	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues
Medicare	$60,020	93.4%	$57,846	93.0%	$122,111	93.9%	$114,638	92.7%
Commercial insurance	1,910	3.0	1,997	3.2	3,722	2.9	4,375	3.5
Managed care organizations	1,920	3.0	2,001	3.2	3,420	2.6	4,029	3.3
Other	397	0.6	368	0.6	779	0.6	607	0.5
Total hospice segment net service revenues	$64,247	100.0%	$62,212	100.0%	$130,032	100.0%	$123,649	100.0%
Ohio	$24,207	37.7%	$23,204	37.3%	$50,674	39.0%	$46,391	37.5%
Illinois	13,708	21.3	14,419	23.2	28,047	21.6	28,983	23.4
New Mexico	8,475	13.2	8,184	13.2	16,346	12.6	16,097	13.0
All other states	17,857	27.8	16,405	26.3	34,965	26.8	32,178	26.1
Total hospice segment net service revenues	$64,247	100.0%	$62,212	100.0%	$130,032	100.0%	$123,649	100.0%

Home Health Segment	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
		% of Segment		% of Segment		% of Segment		% of Segment
	Amount	Net Service	Amount	Net Service	Amount	Net Service	Amount	Net Service
	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues
Medicare	$10,903	63.5%	$12,517	69.4%	$21,128	62.3%	$25,094	69.7%
Managed care organizations	4,414	25.7	4,264	23.6	8,381	24.7	8,072	22.4
State, local and other governmental programs (excluding Medicare)	1,318	7.7	796	4.4	3,369	9.9	1,884	5.2
Other	540	3.1	471	2.6	1,029	3.1	983	2.7
Total home health segment net service revenues	$17,175	100.0%	$18,048	100.0%	$33,907	100.0%	$36,033	100.0%
New Mexico	$9,166	53.4%	$8,737	48.4%	$17,705	52.2%	$17,292	48.0%
Tennessee	6,533	38.0	7,322	40.6	13,417	39.6	14,820	41.1
Illinois	1,476	8.6	1,989	11.0	2,785	8.2	3,921	10.9
Total home health segment net service revenues	$17,175	100.0%	$18,048	100.0%	$33,907	100.0%	$36,033	100.0%

The personal care segment derives a significant amount of its net service revenues in Illinois, which represented 32.1% and 33.0% of our net service revenues for the both the three and six months ended June 30, 2026 and 2025, respectively.

A significant amount of our net service revenues are derived from one payor, the Illinois Department on Aging, the largest payor program for our Illinois personal care operations, which accounted for 17.7% and 18.6% of our net service revenues for the three months ended June 30, 2026 and 2025, respectively, and accounted for 17.8% and 18.6% of our net service revenues for the six months ended June 30, 2026 and 2025, respectively.

Changes in Illinois Reimbursement

As noted above, we derive a significant amount of our net service revenues in Illinois. Changes to reimbursement rates and minimum wage requirements may materially impact our revenues. The Illinois fiscal year 2026 budget included an increase in hourly rates for in-home care services to $30.80, effective January 1, 2026, and required a minimum wage of $18.75 per hour for direct service workers. These rates remain stable under the Illinois fiscal year 2027 budget. CMS approved an amendment to Illinois’ Persons Who are Elderly waiver program that included the 2026 rate increase, effective January 1, 2026. Illinois’ current Persons Who are Elderly waiver expires September 30, 2026, unless CMS approves a renewal.

The City of Chicago requires the Chicago minimum wage to be adjusted annually based on increases in the Consumer Price Index (“CPI”), subject to a cap and other requirements. Effective July 1, 2026, the rate was adjusted to $17.05 based on the increase in the CPI.

Our business will benefit from the rate increases noted above for 2026, but there is no assurance that there will be additional rate increases in Illinois for fiscal years beyond fiscal year 2026 to offset increases in minimum wage, and our financial performance will be adversely impacted for any periods in which an additional offsetting reimbursement rate increase is not in effect.

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

In addition, the President has issued executive orders that impact or may impact the healthcare industry. Further, some members of Congress and the presidential administration have raised potential measures intended to accelerate the shift from traditional Medicare to Medicare Advantage or eliminating some or all of the consumer protections established by the ACA.

CMS has increased program integrity efforts within the Medicare and Medicaid programs, including by withholding or deferring federal Medicaid funding in states that federal administrators determine do not have sufficient anti-fraud systems, which may delay or otherwise affect the reimbursement providers in affected states receive. In May 2026, CMS issued a six-month nationwide moratorium on new Medicare enrollments for hospices and home health agencies, temporarily restricting all new applications and branch expansions. The moratorium may also indirectly affect Medicaid enrollment in states requiring Medicare certification for Medicaid enrollment. The rule also requires a home health or hospice to submit an initial Medicare application if it experiences a change in majority ownership within 36 months after its initial enrollment or most recent change in majority ownership.

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

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. The effective income tax rates were 26.9% and 26.4% for the three months ended June 30, 2026 and 2025, respectively. The effective income tax rates were 25.0% and 24.0% for the six months ended June 30, 2026 and 2025, respectively, compared to our federal statutory rate of 21%. The difference between our federal statutory and effective income tax rates was principally due to the inclusion of state taxes, non-deductible compensation, excess tax expense and the use of federal employment tax credits.

Results of Operations — Consolidated

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

The following table sets forth our unaudited condensed consolidated results of operations.

	For the Three Months Ended June 30,
	2026		2025		Change
		% Of		% Of
		Net Service		Net Service
	Amount	Revenues	Amount	Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Net service revenues	$377,417	100.0%	$349,443	100.0%	$27,974	8.0%
Cost of service revenues	255,857	67.8	235,566	67.4	20,291	8.6
Gross profit	121,560	32.2	113,877	32.6	7,683	6.7
General and administrative expenses	78,493	20.8	77,077	22.1	1,416	1.8
Depreciation and amortization	4,125	1.1	3,913	1.1	212	5.4
Total operating expenses	82,618	21.9	80,990	23.2	1,628	2.0
Operating income	38,942	10.3	32,887	9.4	6,055	18.4
Interest income	(566)	(0.1)	(583)	(0.2)	17	(2.9)
Interest expense	1,724	0.5	3,525	1.0	(1,801)	(51.1)
Total interest expense, net	1,158	0.3	2,942	0.8	(1,784)	(60.6)
Income before income taxes	37,784	10.0	29,945	8.6	7,839	26.2
Income tax expense	10,177	2.7	7,893	2.3	2,284	28.9
Net income	$27,607	7.3%	$22,052	6.3%	$5,555	25.2%

Net service revenues increased by 8.0% to $377.4 million for the three months ended June 30, 2026 compared to $349.4 million for the three months ended June 30, 2025. Revenue increased by $26.8 million in our personal care segment, increased by $2.0 million in our hospice segment and decreased by $0.9 million in our home health segment during the three months ended June 30, 2026, compared to the same period in 2025. The increase in our personal care segment was primarily attributable to organic growth in billable hours combined with the HomeCourt Acquisition, the Gold Horses Acquisition and the Helping Hands Acquisition. The increase in our hospice segment revenue was due to organic growth. The decrease in our home health segment was primarily attributed to lower patient volumes.

Gross profit, expressed as a percentage of net service revenues, was 32.2% for the three months ended June 30, 2026, compared to 32.6% for the same period in 2025.

General and administrative expenses increased to $78.5 million for the three months ended June 30, 2026, compared to $77.1 million for the three months ended June 30, 2025. The increase in general and administrative expenses was primarily due to acquisition activity, including the HomeCourt Acquisition, the Gold Horses Acquisition and the Helping Hands Acquisition, which contributed to an increase in administrative employee wage, bonus, tax, and benefit costs of $4.0 million, partially offset by a $1.7 million decrease in professional fees and other decreases in general and administrative expenses. General and administrative expenses, expressed as a percentage of net service revenues, were 20.8% for the three months ended June 30, 2026, compared to 22.1% for the three months ended June 30, 2025.

Interest expense decreased to $1.7 million for the three months ended June 30, 2026 from $3.5 million for the three months ended June 30, 2025. The decrease in interest expense was primarily due to lower average outstanding borrowings and a lower weighted average interest rate under our credit facility for the three months ended June 30, 2026, compared to the three months ended June 30, 2025.

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. The effective income tax rate was 26.9% and 26.4% for the three months ended June 30, 2026 and 2025, respectively. Our higher effective income tax rate for the three months ended June 30, 2026 was principally due to a lower excess tax expense with a lower benefit from the use of federal employment tax credits. For the three months ended June 30, 2026 and 2025, the excess tax benefit and federal employment tax credits were 1.2% and 2.6%, respectively.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

The following table sets forth our unaudited condensed consolidated results of operations.

	For the Six Months Ended June 30,
	2026		2025		Change
		% Of		% Of
		Net Service		Net Service
	Amount	Revenues	Amount	Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Net service revenues	$741,028	100.0%	$687,151	100.0%	$53,877	7.8%
Cost of service revenues	503,595	68.0	465,597	67.8	37,998	8.2
Gross profit	237,433	32.0	221,554	32.2	15,879	7.2
General and administrative expenses	156,264	21.1	150,297	21.9	5,967	4.0
Depreciation and amortization	8,155	1.1	7,856	1.1	299	3.8
Total operating expenses	164,419	22.2	158,153	23.0	6,266	4.0
Operating income	73,014	9.9	63,401	9.2	9,613	15.2
Interest income	(1,076)	(0.1)	(1,085)	(0.2)	9	(0.8)
Interest expense	3,875	0.5	7,543	1.1	(3,668)	(48.6)
Total interest expense, net	2,799	0.4	6,458	0.9	(3,659)	(56.7)
Income before income taxes	70,215	9.5	56,943	8.3	13,272	23.3
Income tax expense	17,539	2.4	13,663	2.0	3,876	28.4
Net income	$52,676	7.1%	$43,280	6.3%	$9,396	21.7%

Net service revenues increased by 7.8% to $741.0 million for the six months ended June 30, 2026 compared to $687.2 million for the six months ended June 30, 2025. Revenue increased by $49.6 million in our personal care segment, increased by $6.4 million in our hospice segment and decreased by $2.1 million in our home health segment during the six months ended June 30, 2026, compared to the same period in 2025. The increase in our personal care segment was primarily attributable to organic growth in billable hours combined with the HomeCourt Acquisition, the Gold Horses Acquisition and the Helping Hands Acquisition. The increase in our hospice segment revenue was due to organic growth. The decrease in our home health segment was primarily attributed to lower patient volumes.

Gross profit, expressed as a percentage of net service revenues, was 32.0% for the six months ended June 30, 2026, compared to 32.2% for the same period in 2025.

General and administrative expenses increased to $156.3 million for the six months ended June 30, 2026, compared to $150.3 million for the six months ended June 30, 2025. The increase in general and administrative expenses was primarily due to acquisition activity, including the HomeCourt Acquisition, the Gold Horses Acquisition and the Helping Hands Acquisition, which contributed to an increase in administrative employee wage, bonus, tax, and benefit costs of $7.4 million, partially offset by a $1.9 million decrease in professional fees and other decreases in general and administrative expenses. General and administrative expenses, expressed as a percentage of net service revenues, were 21.1% for the six months ended June 30, 2026, compared to 21.9% for the six months ended June 30, 2025.

Interest expense decreased to $3.9 million for the six months ended June 30, 2026 from $7.5 million for the six months ended June 30, 2025. The decrease in interest expense was primarily due to lower average outstanding borrowings and a lower weighted average interest rate under our credit facility for the six months ended June 30, 2026, compared to the six months ended June 30, 2025.

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. The effective income tax rate was 25.0% and 24.0% for the six months ended June 30, 2026 and 2025, respectively. Our higher effective income tax rate for the six months ended June 30, 2026, was principally due to a lower excess tax benefit with a lower benefit from the use of federal employment tax credits. For the six months ended June 30, 2026 and 2025, the excess tax benefit and federal employment tax credits were 3.1% and 4.8%, respectively.

Results of Operations – Segments

The following tables and related analysis summarize our operating results and business metrics by segment:

Personal Care Segment

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2026		2025		Change		2026		2025		Change
		% of		% of				% of		% of
		Segment		Segment				Segment		Segment
		Net Service		Net Service				Net Service		Net Service
	Amount	Revenues	Amount	Revenues	Amount	%	Amount	Revenues	Amount	Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)						(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$295,995	100.0%	$269,183	100.0%	$26,812	10.0%	$577,089	100.0%	$527,469	100.0%	$49,620	9.4%
Cost of services revenues	210,351	71.1	193,380	71.8	16,971	8.8	413,625	71.7	380,344	72.1	33,281	8.8
Gross profit	85,644	28.9	75,803	28.2	9,841	13.0	163,464	28.3	147,125	27.9	16,339	11.1
General and administrative expenses	25,264	8.5	24,163	9.0	1,101	4.6	50,218	8.7	47,894	9.1	2,324	4.9
Segment operating income	$60,380	20.4%	$51,640	19.2%	$8,740	16.9%	$113,246	19.6%	$99,231	18.8%	$14,015	14.1%
Business Metrics (Actual Numbers, Except Billable Hours in Thousands)
Locations at period end							202		199
Average billable census * (1)	51,097		50,404		693	1.4%	50,823		50,442		381	0.8%
Billable hours * (2)	11,145		10,558		587	5.6	21,878		20,760		1,118	5.4
Average billable hours per census per month * (2)	72.9		69.8		3.1	4.4	72.1		68.6		3.5	5.1
Billable hours per business day * (2)	171,469		162,436		9,033	5.6	169,599		160,927		8,672	5.4
Revenues per billable hour * (2)	$26.55		$25.49		$1.06	4.2%	$26.36		$25.41		$0.95	3.7%
Same store growth revenue % * (3)	6.8%		7.4%		(0.6)	(8.1)	6.7%		7.4%		(0.7)	(9.5)

(1)	Average billable census is the number of unique clients receiving a billable service during the period and is the total census divided by months in operation during the period.

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

The personal care segment derives a significant amount of its net service revenues from operations in Illinois, which represented 32.1% and 33.0% of our net service revenues for both the three and six months ended June 30, 2026 and 2025, respectively. One payor, the Illinois Department on Aging, accounted for 17.7% and 18.6% of net service revenues for the three months ended June 30, 2026 and 2025, respectively, and accounted for 17.8% and 18.6% of net service revenues for the six months ended June 30, 2026 and 2025, respectively.

Net service revenues from state, local, and other governmental programs accounted for 50.3% and 51.4% of net service revenues for the three months ended June 30, 2026 and 2025, respectively. Managed care organizations accounted for 47.1% and 45.3% of net service revenues for the three months ended June 30, 2026 and 2025, respectively, with commercial insurance, private pay, and other payors accounting for the remainder of net service revenues. Net service revenues from state, local, and other governmental programs accounted for 50.0% and 51.4% of net service revenues for the six months ended June 30, 2026 and 2025, respectively. Managed care organizations accounted for 47.3% and 45.3% of net service revenues for the six months ended June 30, 2026 and 2025, respectively, with commercial insurance, private pay, and other payors accounting for the remainder of net service revenues.

Net service revenues increased by 10.0% and 9.4% for the three and six months ended June 30, 2026 respectively, compared to the three and six months ended June 30, 2025. Net service revenues reflected a 5.6% and 5.4% increase in billable hours and a 4.2% and 3.7% increase in revenues per billable hour for the three and six months ended June 30, 2026, respectively.

Gross profit, expressed as a percentage of net service revenues, was 28.9% for the three months ended June 30, 2026 from 28.2% for the three months ended 2025 and increased to 28.3% for the six months ended June 30, 2026 from 27.9% for the six months ended June 30, 2025. The increases primarily reflected higher revenues per billable hour.

The personal care segment’s general and administrative expenses primarily consist of administrative employee wages, taxes, and benefit costs, rent, information technology, and office expenses. General and administrative expenses, expressed as a percentage of net service revenues, were 8.5% and 9.0% for the three months ended June 30, 2026 and 2025, respectively, and 8.7% and 9.1% for the six months ended June 30, 2026 and 2025, respectively.

Hospice Segment

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2026		2025		Change		2026		2025		Change
		% of		% of				% of		% of
		Segment		Segment				Segment		Segment
		Net Service		Net Service				Net Service		Net Service
	Amount	Revenues	Amount	Revenues	Amount	%	Amount	Revenues	Amount	Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)						(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$64,247	100.0%	$62,212	100.0%	$2,035	3.3%	$130,032	100.0%	$123,649	100.0%	$6,383	5.2%
Cost of services revenues	35,976	56.0	32,414	52.1	3,562	11.0	71,284	54.8	64,684	52.3	6,600	10.2
Gross profit	28,271	44.0	29,798	47.9	(1,527)	(5.1)	58,748	45.2	58,965	47.7	(217)	(0.4)
General and administrative expenses	16,166	25.2	14,976	24.1	1,190	7.9	31,991	24.6	29,526	23.9	2,465	8.3
Segment operating income	$12,105	18.8%	$14,822	23.8%	$(2,717)	(18.3)%	$26,757	20.6%	$29,439	23.8%	$(2,682)	(9.1)%
Business Metrics (Actual Numbers)
Locations at period end							40		38
Admissions * (1)	3,247		3,260		(13)	(0.4)%	6,664		6,734		(70)	(1.0)%
Average daily census * (2)	3,964		3,720		244	6.6	3,899		3,618		281	7.8
Average discharge length of stay * (3)	100.1		90.6		9.5	10.5	105.5		94.1		11.4	12.1
Patient days * (4)	360,692		338,505		22,187	6.6	703,051		654,824		48,227	7.4
Revenue per patient day * (5)	$190.66		$184.92		$5.74	3.1	$191.03		$189.42		$1.61	0.8
Organic growth
- Revenue * (6)	11.1%		10.0%		1.1	11.0	9.4%		9.9%		(0.5)	(5.1)
- Average daily census * (6)	6.5%		7.0%		(0.5)	(7.1)%	7.6%		5.8%		1.8	31.0%

(1)	Represents referral process and new patients on service during the period.

(2)	Average daily census is total patient days divided by the number of days in the period.

(3)	Average length of stay is the average number of days a patient is on service, calculated upon discharge, and is total patient days divided by total discharges in the period.

(4)	Patient days is days of service for all patients in the period.

(5)

Revenue per patient day is hospice revenue divided by the number of patient days in the period. Hospice revenue excludes the impact of one-time adjustments such as ARPA, Medicare cap or specific situational reserves.

(6)

Revenue organic growth and average daily census organic growth reflect the change in year-over-year revenue and average daily census for the same store base. We define the same store base to include those stores open for at least 52 full weeks. These measures highlight the performance of existing stores, while excluding the impact of one-time adjustments such as ARPA, Medicare cap or specific situational reserves as well as acquisitions, new store openings and closures.

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

Net service revenues from Medicare accounted for 93.4% and 93.0% for the three months ended June 30, 2026 and 2025, respectively, and 93.9% and 92.7% for the six months ended June 30, 2026 and 2025, respectively. Net service revenues from managed care organizations accounted for 3.0% and 3.2% for the three months ended June 30, 2026 and 2025, respectively, and for 2.6% and 3.3% for the six months ended June 30, 2026 and 2025, respectively.

Net service revenues increased by 3.3% and 5.2% for the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025. Net services revenues included organic growth in average daily census and higher revenues per patient day.

Gross profit, expressed as a percentage of net service revenues, was 44.0% and 47.9% for the three months ended June 30, 2026 and 2025, respectively, and 45.2% and 47.7% for the six months ended June 30, 2026 and 2025, respectively. The decreases were primarily attributable to an increase in direct wages, taxes and benefit costs as a percentage of net service revenues.

The hospice segment’s general and administrative expenses primarily consist of administrative employee wage, tax, and benefit costs, rent, information technology, and office expenses. General and administrative expenses, expressed as a percentage of net service revenues, was 25.2% and 24.1% for the three months ended June 30, 2026 and 2025, respectively, and 24.6% and 23.9% for the six months ended June 30, 2026 and 2025, respectively.

Home Health Segment

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2026		2025		Change		2026		2025		Change
		% of		% of				% of		% of
		Segment		Segment				Segment		Segment
		Net Service		Net Service				Net Service		Net Service
	Amount	Revenues	Amount	Revenues	Amount	%	Amount	Revenues	Amount	Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)						(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$17,175	100.0%	$18,048	100.0%	$(873)	(4.8)%	$33,907	100.0%	$36,033	100.0%	$(2,126)	(5.9)%
Cost of services revenues	9,530	55.5	9,771	54.1	(241)	(2.5)	18,686	55.1	20,569	57.1	(1,883)	(9.2)
Gross profit	7,645	44.5	8,277	45.9	(632)	(7.6)	15,221	44.9	15,464	42.9	(243)	(1.6)
General and administrative expenses	4,358	25.4	3,895	21.6	463	11.9	8,771	25.9	8,068	22.4	703	8.7
Segment operating income	$3,287	19.1%	$4,382	24.3%	$(1,095)	(25.0)%	$6,450	19.0%	$7,396	20.5%	$(946)	(12.8)%
Business Metrics (Actual Numbers)
Locations at period end							22		23
New admissions * (1)	5,016		4,568		448	9.8%	9,710		9,276		434	4.7%
Recertifications * (2)	2,785		2,833		(48)	(1.7)	5,308		5,815		(507)	(8.7)
Total volume * (3)	7,801		7,401		400.0	5.4	15,018		15,091		(73.0)	(0.5)
Visits * (4)	88,516		94,692		(6,176)	(6.5)	169,408		189,285		(19,877)	(10.5)
Organic growth
- Revenue * (5)	(2.8)%		(6.0)%		3.2	(53.3)	(4.7)%		(2.5)%		(2.2)	88.0
- Admissions * (5)	9.8%		(7.6)%		17.4	(228.9)%	4.7%		(5.6)%		10.3	(183.9)%

(1)	Represents new patients during the period.

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

(5)

Revenue organic growth and admissions organic growth reflect the change in year-over-year revenue and admissions for the same store base. We define the same store base to include those stores open for at least 52 full weeks. These measures highlight the performance of existing stores, while excluding the impact of one-time adjustments such as specific situational reserves as well as acquisitions, new store openings and closures.

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

The home health segment generates net service revenues by providing home health services on a short-term, intermittent or episodic basis to individuals, generally to treat an illness or injury. Net service revenues from Medicare accounted for 63.5% and 69.4%, managed care organizations accounted for 25.7% and 23.6%, and state, local, and other governmental programs accounted for 7.7% and 4.4% for the three months ended June 30, 2026 and 2025, respectively. Net service revenues from Medicare accounted for 62.3% and 69.7%, managed care organizations accounted for 24.7% and 22.4%, and state, local, and other governmental programs accounted for 9.9% and 5.2% for the six months ended June 30, 2026 and 2025, respectively. Home health services provided to Medicare beneficiaries are paid under the Medicare Home Health Prospective Payment System, which uses national, standardized 30-day period payment rates for periods of care. CMS uses the PDGM as the case-mix classification model to place periods of care into payment categories, classifying patients based on clinical characteristics. An outlier adjustment may be paid for periods of care in which costs exceed a specific threshold amount.

Net service revenues decreased by 4.8% and 5.9% for the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025. Net service revenues primarily reflected lower patient visits, partially offset by a favorable payor mix.

Gross profit, expressed as a percentage of net service revenues, was 44.5% and 45.9% for the three months ended June 30, 2026 and 2025, respectively, and 44.9% and 42.9% for the six months ended June 30, 2026 and 2025, respectively. The decrease for the three months ended June 30, 2026 was primarily attributable to an increase in direct wages, taxes and benefit costs as a percentage of net service revenues. The increase for the six months ended June 30, 2026 was primarily attributable to a decrease in direct wages, taxes and benefit costs as a percentage of net service revenues.

The home health segment’s general and administrative expenses primarily consist of administrative employee wage, tax and benefit costs, rent, information technology, and office expenses. General and administrative expenses, expressed as a percentage of net service revenues, were 25.4% and 21.6% for the three months ended June 30, 2026 and 2025, respectively, and 25.9% and 22.4% for the six months ended June 30, 2026 and 2025, respectively.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand and cash from operations and borrowings under our credit facility. At June 30, 2026 and December 31, 2025, we had cash balances of $99.6 million and $81.6 million, respectively. At June 30, 2026, we had a $650.0 million revolving credit facility and a $150.0 million incremental loan facility, which may be for term loans or an increase to the revolving loan commitments. The maturity of this credit facility was extended to July 30, 2028.

During the six months ended June 30, 2026, we repaid $60.0 million under our revolving credit facility. As of June 30, 2026, we had a total of $64.3 million in revolving loans, with an interest rate of 5.40% outstanding on our credit facility and after giving effect to the amount drawn on our credit facility, approximately $7.9 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA (as defined in the Credit Agreement), we had $650.0 million of capacity and $577.8 million available for borrowing under our credit facility. At December 31, 2025, we had a total of $124.3 million revolving credit loans, with an interest rate of 5.48%, outstanding on our credit facility.

Our credit facility requires us to maintain a total net leverage ratio not exceeding 3.75:1.00. At June 30, 2026, we were in compliance with our financial covenants under the Credit Agreement. Although we believe our liquidity position remains strong, we can provide no assurance that we will remain in compliance with the covenants in our Credit Agreement, and in the future, it may prove necessary to seek an amendment with the bank lending group under our credit facility. Additionally, there can be no assurance that we will be able to raise additional funds on terms acceptable to us, if at all.

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

ARPA Spending Plans

To mitigate the fiscal effects of the COVID-19 public health emergency, the ARPA provided for a 10 percentage point increase in federal matching funds for Medicaid HCBS from April 1, 2021, through March 31, 2022, provided the states satisfied certain conditions. States must submit periodic HCBS spending plans to CMS regarding the federal and state funds tied to the increase in federal matching funds. Although states were generally permitted to use the associated state funds by March 31, 2025, CMS granted extensions to several states and some state spending plans continue through September 30, 2026.

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

During the three and six months ended June 30, 2026, the Company received additional state funding provided by the ARPA of $0.1 million and $6.3 million, respectively. Of the total state funding received by the Company pursuant to the ARPA through June 30, 2026, the Company utilized $2.4 million and $5.6 million during the three and six months ended June 30, 2026, respectively, primarily for caregivers and adding support to recruiting and retention efforts, included as a reduction of cost of service revenues in the Company’s Unaudited Condensed Consolidated Statements of Income. As of June 30, 2026, the deferred portion of ARPA funding of $12.4 million is included within Government stimulus advances on the Company’s Unaudited Condensed Consolidated Balance Sheets.

The following table summarizes changes in our cash flows:

	For the Six Months Ended June 30,
	2026	2025
	(Amounts in Thousands)
Net cash provided by operating activities	$92,376	$41,478
Net cash (used in) provided by investing activities	(15,197)	317
Net cash used in financing activities	(59,230)	(49,530)

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Cash flows from operating activities represent the inflow of cash from our payors and the outflow of cash for payroll and payroll taxes, operating expenses, interest, and taxes. Net cash provided by operating activities was $92.4 million for the six months ended June 30, 2026, compared to net cash provided by operating activities of $41.5 million for the same period in 2025. The increase in cash provided by operations was primarily due to the timing of receipts on accounts receivable and the timing of payments related to payroll and accounts payable. The changes in accounts receivable were primarily related to the growth in revenue and a decrease in days sales outstanding (“DSO”) during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The related receivables due from the Illinois Department on Aging represented 13.2% and 18.6% of the Company’s net accounts receivable at June 30, 2026 and June 30, 2025, respectively.

Net cash used in investing activities for the six months ended June 30, 2026, primarily consisted of $12.2 million of net cash used for the HomeCourt Acquisition and $3.1 million of cash used for property and equipment purchases, primarily related to our ongoing investments in technology infrastructure fixed assets. Net cash used in investing activities for the six months ended June 30, 2025 primarily consisted of $3.4 million of net cash used for the Jacksonville Acquisition and the Great Lakes Acquisition, $3.1 million of cash used for property and equipment purchases, primarily related to our ongoing investments in technology infrastructure fixed assets, offset by $3.8 million in proceeds received relating to the New York Asset Sale and $2.9 million in proceeds received relating to the December 2024 acquisition of the personal care business of Curo Health Services, LLC, a Delaware limited liability company that does business as Gentiva.

Net cash used in financing activities for the six months ended June 30, 2026, primarily consisted of $60.0 million payment on our revolving credit facility, offset by cash received from the exercise of stock options of $0.8 million. Net cash used in financing activities for the six months ended June 30, 2025 primarily consisted of $50.0 million payment on our revolving credit facility, offset by cash received from the exercise of stock options of $0.5 million.

Outstanding Accounts Receivable

Outstanding accounts receivable, net of the allowance for credit losses as of June 30, 2026 and December 31, 2025 were approximately $145.1 million and $151.7 million, respectively, decreased by $6.6 million as of June 30, 2026 as compared to December 31, 2025. Accounts receivable for the Illinois Department on Aging decreased approximately $18.6 million during the six months ended June 30, 2026. Our collection procedures include review of account aging and direct contact with our payors. We have historically not used collection agencies. An uncollectible amount is written off to the allowance account after reasonable collection efforts have been exhausted.

We calculate our DSO by taking the trade accounts receivable outstanding, net of allowance for credit losses for doubtful accounts, divided by the net service revenues for the last quarter, multiplied by the number of days in that quarter. Our DSOs were 36 days and 38 days at June 30, 2026 and December 31, 2025, respectively. The DSOs for our largest payor, the Illinois Department on Aging, were 27 days and 55 days at June 30, 2026 and December 31, 2025, respectively.

Off-Balance Sheet Arrangements

As of June 30, 2026, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

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

Recently Issued Accounting Pronouncements

Refer to Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. As of June 30, 2026, we had outstanding borrowings of approximately $64.3 million on our credit facility, and all of such borrowings were subject to variable interest rates. If the variable rates on this debt were 100 basis points higher than the rate applicable to the borrowing during the six-month period ended June 30, 2026, our net income would have decreased by $0.4 million, or $0.02 per diluted share. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.

ITEM 4.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

None.

Item 5.         Other Information

Not applicable. Without limiting the generality of the foregoing, during the quarter ended June 30, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, as such terms are defined in Item 408(a) of Regulation S-K.

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

ADDUS HOMECARE CORPORATION

Date: August 4, 2026	By:	/s/ R. DIRK ALLISON

R. Dirk Allison Chairman and Chief Executive Officer (As Principal Executive Officer)

Date: August 4, 2026	By:	/s/ BRIAN POFF

Brian Poff Chief Financial Officer (As Principal Financial Officer)